Form 10-Q
period 1999-09-30
PACKAGING CORP OF AMERICA
filed 1999-11-12
CIK 75677

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

(Mark One)

   /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
           ENDED SEPTEMBER 30, 1999

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
           FROM _____________ TO _______________

Commission file number:  1-15399

                        PACKAGING CORPORATION OF AMERICA

             (Exact Name of Registrant as Specified in its Charter)

                DELAWARE                                     36-4277950
      (State or other Jurisdiction               (IRS Employer Identification No.)
   of Incorporation or Organization)

         1900 WEST FIELD COURT
         LAKE FOREST, ILLINOIS                                 60045
(Address of Principal Executive Offices)                     (Zip Code)

                                 (847) 482-3000

              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
   (Former name, former address and former fiscal year, if changed since last report)

                            ------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes / / No /X/

Applicable only to corporate issuers:

As of October 31, 1999, the Registrant had outstanding 94,600,000 shares of common stock, par value $0.01 per share.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        PACKAGING CORPORATION OF AMERICA
                          CONSOLIDATED BALANCE SHEETS

                                                                                   GROUP (NOTE 1)
                                                                                  ----------------
                                                                SEPTEMBER 30,       DECEMBER 31,
                                                                    1999                1998
                                                                -------------       ------------
(IN THOUSANDS)                                                   (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents.................................     $   31,200          $        1
  Accounts receivable (net of allowance for doubtful
    accounts of
    $4,669 as of September 30, 1999 and $5,220 as of
      December 31, 1998)....................................        213,152              13,971
  Receivables from affiliated companies.....................             --              10,390
  Notes receivable..........................................            590              27,390
  Inventories...............................................        155,428             150,719
  Prepaid expenses and other current assets.................         18,656              41,092
                                                                 ----------          ----------
      TOTAL CURRENT ASSETS..................................        419,026             243,563
Property, plant and equipment, at cost:
  Land, timber, timberlands and buildings...................        710,317             287,510
  Machinery and equipment...................................      1,891,051           1,289,459
  Other, including construction in progress.................        123,474             100,136
  Less: Accumulated depreciation and depletion..............       (817,918)           (735,749)
                                                                 ----------          ----------
      PROPERTY, PLANT AND EQUIPMENT, NET....................      1,906,924             941,356
  Intangible assets.........................................          1,588              50,110
  Other long-term assets....................................         97,642             131,092
  Investments...............................................            659               1,282
                                                                 ----------          ----------
      TOTAL ASSETS..........................................     $2,425,839          $1,367,403
                                                                 ==========          ==========
LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
  Current portion of long-term debt.........................     $    8,196          $      617
  Accounts payable..........................................        100,047              87,054
  Payables to Tenneco affiliates............................             --               7,091
  Accrued interest..........................................         25,703                  --
  Accrued liabilities.......................................         82,143              69,390
                                                                 ----------          ----------
      TOTAL CURRENT LIABILITIES.............................        216,089             164,152
Long-term liabilities:
  Long-term debt............................................      1,652,209              16,935
  Deferred taxes............................................         96,099             254,064
  Other liabilities.........................................          7,222              23,860
                                                                 ----------          ----------
      TOTAL LONG-TERM LIABILITIES...........................      1,755,530             294,859
  Mandatorily redeemable preferred stock (liquidation
    preference $100 per share, 3,000,000 shares authorized,
    1,000,000 shares issued and outstanding)................         96,500                  --
  Stockholders' equity:
    Interdivision account...................................             --             908,392
    Junior preferred stock (liquidation preference $1.00 per
      share,
      100 shares authorized, issued and outstanding)........             --                  --
    Common stock (par value $.01 per share, 300,000,000
      shares authorized, 94,600,000 shares issued and
      outstanding)..........................................            946                  --
    Additional paid in capital..............................        341,650                  --
    Retained earnings.......................................         15,124                  --
                                                                 ----------          ----------
      TOTAL STOCKHOLDERS' EQUITY............................        357,720             908,392
                                                                 ----------          ----------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY............     $2,425,839          $1,367,403
                                                                 ==========          ==========

                See notes to consolidated financial statements.

Note: The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles of complete financial statements.

                        PACKAGING CORPORATION OF AMERICA
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                              GROUP (NOTE 1)                            GROUP (NOTE 1)
                              --------------                    -------------------------------
                               THREE MONTHS     THREE MONTHS     NINE MONTHS      JAN. 1, 1999    APRIL 12, 1999
                                  ENDED            ENDED            ENDED           THROUGH          THROUGH
                              SEPT. 30, 1998   SEPT. 30, 1999   SEPT. 30, 1998   APRIL 11, 1999   SEPT. 30, 1999
(IN THOUSANDS)                --------------   --------------   --------------   --------------   --------------
Net sales...................    $ 407,100          $ 443,503      $1,184,142         $ 433,182      $ 816,538
Cost of sales...............     (332,845)          (343,532)       (962,126)         (367,483)      (640,587)
                                ---------          ---------      ----------         ---------      ---------
  Gross profit..............       74,255             99,971         222,016            65,699        175,951

Impairment loss.............           --                 --              --          (230,112)            --
Selling and administrative
  expenses..................      (27,238)           (28,147)        (79,670)          (30,584)       (53,283)
Other income (expense),
  net.......................       16,049                322          32,064            (2,207)            56
Corporate
  allocations/overhead......      (15,157)            (8,321)        (47,530)          (14,890)       (13,509)
                                ---------          ---------      ----------         ---------      ---------

  Income (loss) before
    interest, taxes and
    extraordinary item......       47,909             63,825         126,880          (212,094)       109,215
Interest expense, net.......         (467)           (39,548)         (2,148)             (221)       (73,627)
                                ---------          ---------      ----------         ---------      ---------
  Income (loss) before taxes
    and extraordinary
    item....................       47,442             24,277         124,732          (212,315)        35,588
Provision for taxes.........      (18,832)           (10,110)        (49,654)           83,716        (14,655)
                                ---------          ---------      ----------         ---------      ---------
  Income (loss) before
    extraordinary item......       28,610             14,167          75,078          (128,599)        20,933
Extraordinary item, net of
  tax.......................           --                 --              --            (6,327)            --
                                ---------          ---------      ----------         ---------      ---------

Net income (loss)...........       28,610             14,167          75,078          (134,926)        20,933
Preferred dividends and
  accretion of preferred
  stock issuance costs......           --             (3,059)             --                --         (5,809)
                                ---------          ---------      ----------         ---------      ---------

Net income (loss) available
  to common stockholders....    $  28,610          $  11,108      $   75,078         $(134,926)     $  15,124
                                =========          =========      ==========         =========      =========

                See notes to consolidated financial statements.

                        PACKAGING CORPORATION OF AMERICA

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                                      GROUP (NOTE 1)
                                                              -------------------------------
                                                                                 JANUARY 1,       APRIL 12,
                                                               NINE MONTHS          1999             1999
                                                                  ENDED           THROUGH          THROUGH
                                                              SEPT. 30, 1998   APRIL 11, 1999   SEPT. 30, 1999
                                                              --------------   --------------   --------------
(IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss).........................................     $ 75,078       $  (134,926)       $ 20,933
                                                                 --------       -----------        --------
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities--
      Depreciation, depletion and amortization..............       72,276            30,905          72,006
      Amortization of financing costs.......................           --                --           3,946
      Extraordinary loss--early debt extinguishment.........           --             6,327              --
      Amortization of deferred gain.........................       (1,480)             (493)             --
      Increase in deferred income taxes.....................       48,559             9,782          11,309
      Undistributed earnings of affiliated companies........          (40)             (106)            729
      (Gain)/loss on sales of assets........................      (32,004)          230,112          (1,016)
      Other, net............................................          102                56             275
  Changes in noncash components of working capital,
    excluding transactions with Tenneco--
      Decrease (increase) in current assets--
        Accounts receivable.................................        2,006            (8,183)        (33,172)
        Inventories, net....................................       (5,115)           (7,514)          2,805
        Prepaid expenses and other..........................         (635)            4,201             683
      (Decrease) increase in current liabilities--
        Accounts payable....................................      (19,629)           26,996          27,912
        Accrued liabilities.................................       (5,154)           (3,508)         62,758
                                                                 --------       -----------        --------
          NET CASH PROVIDED BY OPERATING ACTIVITIES.........      133,964           153,649         169,168
                                                                 --------       -----------        --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment................      (70,966)       (1,128,255)        (49,216)
  Other long-term assets....................................       (8,600)            2,284         ( 6,936)
  Proceeds from disposals...................................        4,381               825           1,314
  Other, net................................................       (5,963)            4,001            (391)
                                                                 --------       -----------        --------
          NET CASH USED FOR INVESTING ACTIVITIES............      (81,148)       (1,121,145)        (55,229)
                                                                 --------       -----------        --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from preferred stock.............................           --                --          96,500
  Proceeds from long-term debt issued.......................          130         1,760,000           9,000
  Payments on long-term debt................................      (10,457)          (27,550)       (109,061)
  Financing costs...........................................           --                --         (99,179)
  Proceeds from final settlement of purchase price..........           --                --          20,000
  Decrease in interdivision account.........................      (46,002)         (616,769)             --
  Working capital transactions with Tenneco and affiliated
    companies--
      Decrease in receivables from affiliated companies.....        2,931             1,353              --
      (Decrease) increase in factored receivables...........        1,138          (150,099)             --
      (Decrease) increase in accounts payable to affiliated
        companies...........................................         (556)              561              --
                                                                 --------       -----------        --------
        NET CASH (USED FOR) PROVIDED BY FINANCING
          ACTIVITIES........................................      (52,816)          967,496         (82,740)
                                                                 --------       -----------        --------
INCREASE IN CASH............................................           --                --          31,199
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD..............            1                 1               1
                                                                 --------       -----------        --------
CASH AND CASH EQUIVALENTS, END OF PERIOD....................     $      1       $         1        $ 31,200
                                                                 ========       ===========        ========

                See notes to consolidated financial statements.

                        PACKAGING CORPORATION OF AMERICA

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

                               SEPTEMBER 30, 1999

1.  BASIS OF PRESENTATION

    On April 12, 1999, Tenneco Packaging Inc. ("TPI"), a wholly owned subsidiary of Tenneco Inc. ("Tenneco") as of September 30, 1999, sold its containerboard and corrugated packaging products business (the "Group") to Packaging Corporation of America ("PCA") for $2.2 billion. The Group is the predecessor to PCA. The $2.2 billion purchase price paid to TPI for the Group consisted of $246.5 million in cash, the assumption of $1.8 billion of debt incurred by TPI immediately prior to the closing, and the issuance of a 45% common equity interest in PCA. PCA Holdings, an entity organized and controlled by Madison Dearborn Partners, LLC, acquired the remaining 55% common equity interest in PCA for $236.5 million in cash. These events are collectively referred to as the "Transactions."

    PCA's consolidated financial statements as of September 30, 1999 and for the period from April 12, 1999 to September 30, 1999, and the Group's (i.e., predecessor's) combined financial statements for the nine months ended
September 30, 1998 and for the period from January 1, 1999 to April 11, 1999, are unaudited but include all adjustments (consisting only of normal recurring adjustments) that management considers necessary for a fair presentation of such financial statements. These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with Article 10 of SEC Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results during the period ended September 30, 1999 are not necessarily indicative of the results that may be expected for the period ending December 31, 1999.

    As a result of the Group's relationship with TPI, the combined consolidated balance sheets and the related combined consolidated income statements are not necessarily indicative of what actually would have occurred had the Group been a stand-alone entity. Additionally, these combined financial statements are not necessarily indicative of the future financial position or results of operations of PCA.

2.  SUMMARY OF ACCOUNTING POLICIES

    USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    SEGMENT INFORMATION

    The Group adopted Statement of Financial Accounting Standards ("SFAS")
No. 131, "Disclosure About Segments of an Enterprise and Related Information," in 1998 and determined that the Group was primarily engaged in one line of business: the manufacture and sale of packaging materials, boxes and containers for industrial and consumer markets. PCA also believes that it is primarily engaged in this single line of business. No single customer accounts for more than 10% of total revenues. PCA has no foreign operations.

                        PACKAGING CORPORATION OF AMERICA

                                  (UNAUDITED)

                               SEPTEMBER 30, 1999

2.  SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

    CHANGES IN ACCOUNTING PRINCIPLES

    In June, 1998, the Financial Accounting Standards Board issued SFAS
No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes new accounting and reporting standards requiring that all derivative instruments (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. This statement is effective for all fiscal years beginning after June 15, 1999. The adoption of this new standard is not expected to have a significant effect on PCA's financial position or results of operation.

3.  INVENTORY

    The components of inventories are as follows:

                                                                GROUP (NOTE 1)
                                              SEPTEMBER 30,    -----------------
                                                   1999        DECEMBER 31, 1998
                                              --------------   -----------------
                                                                   (AUDITED)
(IN THOUSANDS)
Raw materials...............................     $ 67,793          $ 86,681
Work in process and finished goods..........       62,138            48,212
Supplies....................................       49,254            44,310
                                                 --------          --------
Inventories at FIFO cost....................      179,185           179,203
Excess of FIFO cost over LIFO cost..........      (23,757)          (28,484)
                                                 --------          --------
Inventory, Net..............................     $155,428          $150,719
                                                 ========          ========

    An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations must necessarily be based on management's estimates of expected year-end inventory levels and costs. Because these are subject to many forces beyond management's control, interim results are subject to the final year-end LIFO inventory valuation.

                        PACKAGING CORPORATION OF AMERICA

                                  (UNAUDITED)

                               SEPTEMBER 30, 1999

4.  LONG-TERM DEBT

                                                                                GROUP (NOTE 1)
                                                              SEPTEMBER 30,    -----------------
                                                                   1999        DECEMBER 31, 1998
                                                              --------------   -----------------
(IN THOUSANDS)                                                                     (AUDITED)
Senior credit facility--
  Revolving credit facility, interest at LIBOR (5.80% as of
    September 30, 1999) + 2.75%, due April 12, 2005.........    $       --          $    --
  Term Loan A, interest at LIBOR (5.80% as of September 30,
    1999) + 2.75%, due in varying quarterly installments
    through April 12, 2005..................................       421,983               --
  Term Loan B, interest at LIBOR (5.80% as of September 30,
    1999) + 3.25%, due in varying quarterly installments
    through April 12, 2007..................................       344,008               --
  Term Loan C, interest at LIBOR (5.80% as of September 30,
    1999) + 3.50%, due in varying quarterly installments
    through April 12, 2008..................................       344,008               --
Senior subordinated notes, interest at 9.625%, payable semi-
  annually, due April 1, 2009...............................       550,000               --
Notes payable, interest at an average rate of 13.5%, due in
  varying amounts through 2010..............................            --           16,553
Other.......................................................           406              999
                                                                ----------          -------
  Total.....................................................     1,660,405           17,552
Less: Current portion.......................................         8,196              617
                                                                ----------          -------
  Total long-term debt......................................    $1,652,209          $16,935
                                                                ==========          =======

    As of September 30, 1999, annual payments for debt during the next five years and thereafter were: $8.2 million, $56.8 million, $89.6 million, $104.6 million, $122.1 million and $1,279.2 million.

    PCA prepaid $75.0 million of the term loans on May 18, 1999, $10.0 million on July 15, 1999, $1.3 million on September 16, 1999, $13.7 million on September 30, 1999, $194.6 million on October 1, 1999, $27.5 million on October 14, 1999, and $10.9 million on October 29, 1999. Accordingly, no quarterly installments are due until December 2001 for Term Loans A, B and C.

    During the second quarter of 1999, PCA entered into three interest rate collar agreements which protect against rising interest rates and simultaneously guarantee a minimum interest rate. The notional amount of these collars is $720 million. The weighted average floor of the interest rate collar agreements is 4.97% and the weighted average ceiling of the interest rate collar agreements is 6.75%. The interest rates on approximately 64% of PCA's term loan obligations at September 30, 1999 are capped.

    In February 1999, Tenneco paid off the remaining note payable as part of the Transactions. The payment was $27.2 million, including a $10.6 million premium payment for early extinguishment of debt.

                        PACKAGING CORPORATION OF AMERICA

                                  (UNAUDITED)

                               SEPTEMBER 30, 1999

5.  MANDATORILY REDEEMABLE PREFERRED STOCK

    On April 12, 1999, PCA issued 1,000,000 shares of 12.375% senior exchangeable preferred stock, liquidation preference of $100 per share. 3,000,000 shares are authorized and 1,000,000 shares were issued and outstanding as of September 30, 1999. PCA incurred $3,500,000 of issuance costs. These costs are being amortized through 2010, at which time the preferred stock is required to be redeemed.

6.  STOCKHOLDER'S EQUITY

    On April 12, 1999, PCA issued 100 shares of Junior Preferred Stock, liquidation preference of $1.00 per share. Holders of the Junior Preferred Stock are not entitled to receive any dividends or distributions and have the right to elect one director to PCA's board of directors. Under the terms of the stockholders agreement, the holders of the Junior Preferred Stock have agreed to elect the individual serving as PCA's chief executive officer to fill this director position. Shares of Junior Preferred Stock may not be reissued after being reacquired in any manner by PCA.

    In June 1999, PCA granted options to management for the purchase of 6,576,460 shares of common stock at the fair market value at the date of grant. These options generally vest as follows:

June 2000...................................................   20%
June 2001...................................................   20%
June 2002...................................................   20%
June 2003...................................................   20%
June 2004...................................................   20%

    These options vest immediately upon the closing of an initial public offering of PCA's equity. However, the option shares are subject to certain contractual restrictions on transfer following their acquisition upon exercise of the underlying options. At September 30, 1999, 6,576,460 options were outstanding, none of which were exercisable.

    On October 19, 1999, PCA effected a 220-for-one split of its common stock which resulted in an increase in the number of outstanding shares of its common stock from 430,000 to 94,600,000. All historical share numbers for PCA contained in the financial statements and related notes reflect the 220-for-one split.

7.  SALE OF THE GROUP AND RELATED IMPAIRMENT

    On January 26, 1999, Tenneco announced that it had entered into an agreement to contribute a majority interest in the Group to a new joint venture with Madison Dearborn Partners, in exchange for cash and debt assumption totaling approximately $2.2 billion, and a 45% common equity interest in the joint venture. The owned and leased assets contributed included the Group's two linerboard and two medium mills, 39 corrugator plants, 28 sheet/specialty plants, three sawmills, an air-drying yard, three recycling facilities, miscellaneous other property, which includes sales offices and woodlands forest management offices, numerous distribution centers, warehouses and five design centers and an ownership or controlling interest in approximately 950,000 acres of timberland. The Transactions closed on April 12, 1999.

                        PACKAGING CORPORATION OF AMERICA

                                  (UNAUDITED)

                               SEPTEMBER 30, 1999

7.  SALE OF THE GROUP AND RELATED IMPAIRMENT (CONTINUED)

    In connection with the Transactions, TPI borrowed approximately $1.8 billion, most of which was used to acquire assets used by the Group pursuant to operating leases and timber cutting rights, with the remainder remitted to Tenneco.

    Tenneco then contributed the Group's assets (subject to the new indebtedness) and the Group's liabilities to PCA in exchange for (a) a 45% common equity interest in PCA valued at approximately $200.0 million and
(b) $246.5 million in cash. As a result of the Transactions, Tenneco recognized a pretax loss in the first quarter of 1999 of approximately $293.0 million. Part of that loss consisted of an impairment charge relating to the Group's property, plant and equipment and intangible assets, which was pushed down to the Group's March 31, 1999 financial statements. The amount of the impairment charge is approximately $230.1 million and was allocated to the following financial statement line items:

(IN THOUSANDS)
Intangibles...............................................   $ 46,206
Machinery and equipment...................................    183,906
                                                             --------
    Total.................................................   $230,112
                                                             ========

    The impairment charge was first applied against the goodwill specifically attributable to the containerboard assets and the remaining amount was applied against property, plant and equipment.

    The Group's financial statements reflect $230.1 million of the $293.0 million charge representing the impairment attributable to the assets. Tenneco has informed PCA that the remaining $62.9 million charge primarily includes liabilities for direct incremental costs of sales, severance costs and other contractual obligations directly related to the containerboard transaction, and the impairment of other containerboard-related assets not contributed to PCA. The $62.9 million charge is not part of the Group's financial statements.

    On August 25, 1999, PCA Holdings and TPI agreed that the acquisition consideration should be reduced as a result of a post-closing price adjustment by an amount equal to $20.0 million plus interest through the date of payment by TPI. On September 23, 1999, TPI paid PCA $20.7 million, representing the $20.0 million adjustment and $0.7 million of interest. PCA recorded $11.9 million of this amount on the June 30, 1999 balance sheet, representing the amount that was previously agreed to, and recorded the remaining amount in September 1999.

8.  EXTRAORDINARY LOSS

    During the first quarter of 1999, the Group extinguished $16.6 million of debt related to mill assets. In connection with that extinguishment an extraordinary loss of $10.6 million was recorded ($6.3 million, net of the related tax effects).

9.  SUMMARIZED COMBINED FINANCIAL INFORMATION ABOUT GUARANTOR SUBSIDIARIES

    The following is summarized aggregated financial information for Dahlonega Packaging Corporation, Dixie Container Corporation, PCA Hydro, Inc., PCA Tomahawk Corporation and PCA Valdosta Corporation, each of which was a wholly-owned subsidiary of TPI and included in the Group's combined financial

                        PACKAGING CORPORATION OF AMERICA

                                  (UNAUDITED)

                               SEPTEMBER 30, 1999

9. SUMMARIZED COMBINED FINANCIAL INFORMATION ABOUT GUARANTOR SUBSIDIARIES (CONTINUED)

statements. In connection with the sale of the Group to PCA, each of these companies became subsidiaries of PCA and fully, unconditionally, jointly and severally guaranteed $550 million in senior subordinated notes issued by PCA in connection with the Transactions. Separate financial statements of the guarantor subsidiaries are not presented because, in the opinion of management, such financial statements are not material to investors.

                                                         SEPTEMBER 30,
                                                             1999
                                                         -------------
(IN THOUSANDS)
Current assets.........................................     $16,194
Non-current assets.....................................      14,041
                                                            -------
  Total assets.........................................      30,235

Current liabilities....................................       4,292
Non-current liabilities................................       5,332
                                                            -------
  Total liabilities....................................       9,624
                                                            -------
Net assets.............................................     $20,611
                                                            =======

                                                        NINE MONTHS
                                                           ENDED
                                                       SEPTEMBER 30,
                                                    -------------------
                                                      1999       1998
                                                    --------   --------
(IN THOUSANDS)
Net sales.........................................  $33,322    $25,814
Gross profit......................................    2,540        918
Net (loss)........................................     (706)      (579)

10.  SUBSEQUENT EVENT

    In August 1999, PCA signed purchase and sales agreements with various buyers to sell approximately 405,000 acres of timberland. PCA completed the sale of approximately 260,000 of these acres in October 1999 and expects to complete the sale of the remaining acres in November 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

    On April 12, 1999, Tenneco Packaging Inc., which we refer to in this report as TPI, sold its containerboard and corrugating packaging products business to Packaging Corporation of America for $2.2 billion. We refer to that business in this report as the Group. The $2.2 billion purchase price paid to TPI consisted of $246.5 million in cash, the assumption of $1.8 billion of debt incurred by TPI immediately prior to the closing, and the issuance of a 45% common equity interest in PCA. PCA Holdings, an entity organized and controlled by Madison Dearborn Partners, LLC, acquired the remaining 55% common equity interest in PCA for $236.5 million in cash. We refer to these events in this report as the Transactions.

    From its formation in January 1999 through the closing of the Transactions on April 12, 1999, PCA did not have any significant operations. Accordingly, the historical financial results for the periods prior to April 12, 1999 described below are those of the Group. The historical financial results for the nine months ended September 30, 1999 include the pro forma results of the Group through April 11, 1999, assuming the Transactions had occurred on January 1, 1999, and the historical financial results of PCA thereafter.

    The Group operated as a division of TPI, and did not operate as a separate, stand-alone entity. As a result, the historical financial information of the Group does not reflect what the Group's financial position and results of operations would have been had the Group operated as a separate, stand-alone entity during the periods presented.

    PCA's acquisition of the Group as part of the Transactions was accounted for using historical values for the contributed assets. Purchase accounting was not applied because, under the applicable accounting guidance, a change of control was deemed not to have occurred as a result of the participating veto rights held by TPI after the closing of the Transactions under the terms of a stockholders agreement.

GENERAL

    The market for containerboard is highly cyclical. Historically, prices for containerboard have reflected changes in containerboard supply that result from capacity additions and reductions, as well as changes in inventory levels.

    Containerboard demand is dependent upon both domestic demand for corrugated packaging products and linerboard export activity. Domestic demand for corrugated packaging products is the more stable factor. It generally corresponds to changes in the rate of growth in the U.S. economy. Exports represent about 20% of total linerboard shipments.

    From 1994 to 1996, capacity additions outpaced both domestic and export demand for containerboard. This excess supply led to lower industry operating rates and declining prices from late-1995 until mid-1997. Although prices generally improved from mid-1997 through mid-1998, the containerboard market was adversely affected by weaker containerboard exports. This weakness was most apparent in shipments to Asia in the second half of 1998, which resulted in lower prices.

    While export shipments for the first nine months of 1999 continued to be lower than the first nine months of 1998, the supply/demand balance has improved in recent months, and the average price of linerboard has risen approximately 25% since January 1999. In recent months, several major containerboard manufacturers have announced production curtailments and mill shutdowns, and only minimal capacity additions have been publicly announced through 2001 according to the American Forest & Paper Association. However, industry oversupply conditions could return or economic conditions could deteriorate in the future.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER
  30, 1998

NET SALES

    Net sales increased by $36.4 million, or 8.9%, for the three months ended September 30, 1999 from the comparable period in 1998. The increase was the result of increases in both sales volume and prices of containerboard and corrugated products.

    Average prices for corrugated products increased by 3.0% for the three months ended September 30, 1999 from the comparable period in 1998, while corrugated products volume increased by 5.0%, from 6.5 billion square feet in 1998 to 6.9 billion square feet in 1999.

    Average containerboard prices for third party sales increased by 16.2% in the third quarter of 1999 from the comparable period in 1998, while volume to external domestic and export customers increased 10.3%, to 150,379 tons in 1999 from 136,290 tons in 1998.

INCOME BEFORE INTEREST EXPENSE AND TAXES

    Operating income increased by $32.8 million, or 105.8%, for the three months ended September 30, 1999 from the comparable period in 1998, excluding a one-time $16.9 million gain on the sale of non-strategic woodlands in 1998. The increase in operating income was attributable to the higher sales prices and sales volumes described above, and reduced corporate overhead expenses.

    Gross margins increased $25.7 million, or 34.6%, for the three months ended September 30, 1999 from the comparable period in 1998. Gross margins increased from 18.2% of sales in the third quarter 1998 to 22.5% of sales in the current period due to the price and volume increases described above.

    Selling and administrative expenses increased $0.9 million, or 3.3%, for the three months ended September 30, 1999 compared to the comparable period from the prior year primarily as a result of Year 2000 remediation expenses.

    Corporate overhead for the three months ended September 30, 1999 decreased by $6.8 million, or 45.1%, from the comparable period in 1998. The reduction primarily reflects the difference between the overhead charged to the Group by Tenneco and TPI in the third quarter of 1998 and overhead expenses incurred by PCA as a stand-alone entity in the third quarter of 1999.

INTEREST EXPENSE AND INCOME TAXES

    Interest expense increased by $39.1 million, or 8,368.3%, for the three months ended September 30, 1999 from the comparable period in 1998, primarily as a result of borrowings under the senior credit facility and the issuance of $550 million of 9 5/8% senior subordinated notes due 2009. This indebtedness was incurred to finance the Transactions.

    PCA's effective tax rate was 40.1% for the three months ended September 30, 1999 and 39.7% for the comparable period in 1998. The tax rate is higher than the federal statutory rate of 35% due to state income taxes.

PRO FORMA NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED
  SEPTEMBER 30, 1998

NET SALES

    Net sales increased by $65.6 million, or 5.5%, for the pro forma nine months ended September 30, 1999 from the comparable period in 1998. The increase was the result of increased sales volume of both corrugated products and containerboard and the increased sales price of containerboard to third parties, partially offset by decreases in corrugated products prices.

    Average prices of corrugated products decreased by 1.4% for the pro forma nine months ended September 30, 1999 from the comparable period of 1998, while corrugated products volume increased by 8.0% in 1999, from 18.7 billion square feet in 1998 to 20.2 billion square feet in 1999.

    Average containerboard prices for third party sales increased by 1.2% in the pro forma first nine months of 1999 from the comparable period in 1998, while volume to external domestic and export customers increased 8.5%, to 414,409 tons in 1999 from 381,947 tons in 1998.

INCOME BEFORE INTEREST EXPENSE AND TAXES

    Operating income increased by $40.2 million, or 42.4%, for the pro forma nine months ended September 30, 1999 from the comparable period in 1998, excluding a $16.9 million gain on the sale of non-strategic woodlands and a $15.1 million gain on the sale of a 20% interest in a recycled paperboard joint venture in 1998. The increase was the result of increased sales volume of both corrugated products and containerboard, the increased sales price of containerboard to third parties and reduced corporate overhead expenses, partially offset by lower prices of corrugated products.

    Gross profit increased $23.8 million, or 10.7%, for the pro forma nine months ended September 30, 1999 from the comparable period in 1998. Gross profit as a percentage of sales improved from 18.7% of sales in the first nine months of 1998 to 19.7% of sales in the current period primarily due to the volume increases described above.

    Selling and administrative expenses increased $2.8 million, or 3.5%, for the pro forma nine months ended September 30, 1999 from the comparable period in 1998, primarily as a result of Year 2000 remediation expenses.

    Corporate overhead for the pro forma nine months ended September 30, 1999 decreased by $19.1 million, or 40.2%, from the comparable period in 1998. The reduction primarily reflects the difference in cost between the overhead charged to the Group by Tenneco and TPI and overhead expenses incurred by PCA as a stand-alone entity. Corporate overhead for the pro forma nine months ended September 30, 1999 included three and one-half months of corporate overhead charged by Tenneco and TPI and five and one-half months of corporate overhead expenses incurred by PCA as a stand-alone entity. Corporate overhead for the comparable period in 1998 consisted exclusively of corporate overhead charged by Tenneco and TPI.

INTEREST EXPENSE AND INCOME TAXES

    Interest expense increased by $115.6 million, or 5,381.5%, for the pro forma nine months ended September 30, 1999 from the comparable period in 1998, primarily due to borrowings under the senior credit facility and the issuance of $550 million of the senior subordinated notes. This indebtedness was incurred to finance the Transactions.

    PCA's effective tax rate was 39.9% for the pro forma nine months ended September 30, 1999 and 39.8% for the comparable period in 1998. The tax rate is higher than the federal statutory rate of 35% due to state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

    Cash flow provided by operating activities increased $47.2 million, or 35.2%, for the pro forma nine months ended September 30, 1999 from the comparable period in 1998. The increase was primarily due to increases in depreciation, depletion and amortization and reduced working capital.

    Net cash used for investing activities decreased $6.2 million, or 7.6%, for the pro forma nine months ended September 30, 1999 from the comparable period in 1998, primarily as a result of lower expenditures related to software development.

    Net cash used for financing activities increased $56.6 million, or 107.1%, for the pro forma nine months ended September 30, 1999 from the comparable period in 1998. The increase was primarily attributable to the voluntary prepayments PCA has made on its three term loans under the senior credit facility.

    As of September 30, 1999, PCA had commitments for capital expenditures of $75.5 million. PCA believes operating cash flow from continuing operations will be sufficient to fund these commitments.

    PCA's primary sources of liquidity are cash flow from operations and borrowings under PCA's revolving credit facility. PCA's primary uses of cash are for debt service and capital expenditures. PCA expects to be able to fund its debt service and capital expenditures from these sources.

    PCA incurred substantial indebtedness in connection with the Transactions. On April 12 1999, PCA had approximately $1.8 billion of indebtedness outstanding as compared to indebtedness of $17.6 million as of December 31, 1998. PCA's significant debt service obligations following the Transactions could have material consequences to PCA's securityholders.

    Concurrently with the Transactions, PCA issued the 9 5/8% senior subordinated notes and 12 3/8% senior exchangeable preferred stock and entered into the senior credit facility. The senior credit facility provides for three term loans in an aggregate amount of $1.2 billion and a revolving credit facility with up to $250.0 million in availability. Upon the closing of the Transactions, PCA borrowed the full amount under the term loans and $9.0 million under the revolving credit facility. The following table provides the interest rate as of September 30, 1999 for each of the term loans and the revolving credit facility.

BORROWING ARRANGEMENT                                         INTEREST RATE
---------------------                                         -------------
Term Loan A.................................................       8.40%
Term Loan B.................................................       8.90%
Term Loan C.................................................       9.15%
Revolver:
  Revolver--Eurodollar......................................       8.40%
  Revolver--Base Rate.......................................      10.00%

    The borrowings under the revolving credit facility are available to fund PCA's working capital requirements, capital expenditures and other general corporate purposes. The Term Loan A must be repaid in quarterly installments from September 1999 through 2005. The Term Loan B must be repaid in quarterly installments from September 1999 through 2007. The Term Loan C must be repaid in quarterly installments from September 1999 through 2008. The revolving credit facility will terminate in 2005.

    Since April 12 1999, PCA has made voluntary prepayments using proceeds from the sale of its timberland or excess cash to permanently reduce its borrowings under the term loans on the following dates in the following amounts:

    - May 18, 1999--$75.0 million;

    - July 15, 1999--$10.0 million;

    - September 16, 1999--$1.3 million;

    - September 29, 1999--$13.7 million;

    - October 1, 1999--$194.6 million;

    - October 14, 1999--$27.5 million; and

    - October 29, 1999--$10.9 million.

    As a result of these voluntary prepayments, no quarterly installments are due on the term loans until December 2001. In addition, PCA repaid the $9.0 million drawn on the revolver using excess cash. As of September 30, 1999, PCA had $250 million in availability and no borrowings outstanding under the revolving credit facility.

    The instruments governing PCA's indebtedness and the preferred stock, including the senior credit facility, the indenture governing the notes and the certificate of designation governing the preferred stock, contain financial and other covenants that restrict, among other things, the ability of PCA and its subsidiaries to:

    - incur additional indebtedness,

    - pay dividends or make certain other restricted payments,

    - consummate certain asset sales,

    - incur liens,

    - enter into certain transactions with affiliates, or

    - merge or consolidate with any other person or sell or otherwise dispose of all or substantially all of the assets of PCA.

    These limitations, together with the highly leveraged nature of PCA, could limit corporate and operating activities.

    In August 1999, PCA signed purchase and sales agreements with various buyers to sell approximately 405,000 acres of timberland. PCA completed the sale of approximately 260,000 of these acres in October 1999 and expects to complete the sale of the remaining acres in November 1999. PCA has used and expects to continue to use the net proceeds of these sales to reduce borrowings under the senior credit facility. PCA is permitted under the terms of the senior credit facility, the notes indenture and the certificate of designation, to use net proceeds in excess of $500.0 million, if any, to redeem up to $100.0 million of the notes, to repurchase or redeem the preferred stock or the subordinated exchange debentures, if issued in exchange for the preferred stock, or to pay a dividend on or repurchase its equity interests. PCA may use the net proceeds of a timberland sale to:

    - redeem not more than 35% of the aggregate principal amount of notes issued and outstanding under the notes indenture, excluding notes held by PCA and its subsidiaries, or

    - redeem all or, if less than all, not more than 35% of the aggregate principal amount of preferred stock issued and outstanding.

    In each case, PCA must make the redemption within 60 days of the timberlands sale. In the case of the notes, PCA must pay a redemption price equal to 109.625% of the principal amount of notes to be redeemed plus accrued and unpaid interest and liquidated damages, if any, to the date of redemption. In the case of the preferred stock, PCA must pay a redemption price equal to 112.375% of the liquidation preference of the preferred stock to be redeemed plus accrued and unpaid dividends and liquidated damages, if any, to the date of redemption.

    PCA may only use the net proceeds of a timberland sale to redeem the preferred or the subordinated exchange debentures, if issued, or to pay a dividend or repurchase its equity interests, if PCA's debt to cash flow ratio at the time of redemption, repayment or repurchase, after giving effect to the redemption, repayment or repurchase, the application of the proceeds of the timberlands sale, and any increase in fiber, stumpage or similar costs as a result of the timberlands sale, would be no greater than 4.5 to 1 and PCA's debt and preferred stock to cash flow ratio no greater than 5.0 to 1. The senior credit facility imposes similar restrictions on the ability of PCA to use the net proceeds of a timberlands sale to make these redemptions, repayments or repurchases.

    PCA believes that cash generated from operations will be adequate to meet its anticipated debt service requirements, capital expenditures and working capital needs for the next 12 months, and that cash generated from operations and amounts available under the revolving credit facility will be adequate to meet its anticipated debt service requirements, capital expenditures and working capital needs for the foreseeable future. There can be no assurance, however, that PCA's business will generate sufficient cash flow from operations or that future borrowings will be available under the senior credit facility or otherwise to enable it to service its indebtedness, including the senior credit facility, the notes and, if issued, the subordinated exchange debentures, to pay cash dividends on the preferred stock beginning in 2004, to retire or redeem the notes or the preferred stock or, if issued, the subordinated exchange debentures when required or to make anticipated capital expenditures. PCA's future operating performance and its ability to service or refinance the notes and, if issued, the subordinated exchange debentures, to service, extend or refinance the senior credit facility and to pay cash dividends, redeem or refinance the preferred stock will be subject to future economic conditions and to financial, business and other factors, many of which are beyond PCA's control.

MARKET RISK AND RISK MANAGEMENT POLICIES

    Historically, PCA has not had any material market risk due to the fact that its debt financing and risk management activities were conducted by TPI or Tenneco. As a result of the Transactions, PCA is exposed to the impact of interest rate changes and changes in the market value of its financial instruments. PCA periodically enters into derivatives in order to minimize these risks, but not for trading purposes.

    Under the terms of the senior credit facility, PCA is required to maintain for at least two years after the closing of the Transactions interest rate protection agreements establishing a fixed maximum interest rate with respect to at least 50% of the outstanding term loans under the senior credit facility.

    As a result, PCA has entered into three interest rate collar agreements which protect against rising interest rates and simultaneously guarantee a minimum interest rate. The notional amount of these collars is $720.0 million. The weighted average floor for the LIBOR rate of the interest rate collar agreements is 4.9% and the weighted average ceiling of the interest rate collar agreements is 6.75%. The interest rates on approximately 64% of PCA's term loan obligations at September 30, 1999 are capped. PCA receives payments under the collar agreements if the LIBOR rate exceeds the ceiling. Correspondingly, PCA makes payments under the collar agreements if the LIBOR rate goes below the floor. In both cases, the amount received or paid is based on the notional amount and the difference between the actual LIBOR rate and the ceiling or floor rate. The weighted average duration of the interest rate collar agreements is approximately four years.

    PCA's earnings are affected by changes in short-term interest rates as a result of borrowings under the term loans. If LIBOR interest rates for these borrowings increase one percent, PCA's interest expense would increase, and income before income taxes would decrease, by approximately $11.1 million annually until the LIBOR rate exceeds the ceiling rate. At that point, only 36% of the debt would result in additional interest rate expense. As of September 30, 1999, the interest rate on the term loans was based on a weighted average LIBOR rate of 5.8%. The effect of the interest rate change to the fair market value of the outstanding debt is insignificant. This analysis does not consider any other impacts on fair value that could exist in such an interest rate environment. In the event of a change in interest rates, management could take actions to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in PCA's financial structure.

ENVIRONMENTAL MATTERS

    PCA is subject to, and must comply with, a variety of federal, state and local environmental laws, particularly those relating to air and water quality, waste disposal and the cleanup of contaminated soil and groundwater. Because environmental regulations are constantly evolving, PCA has incurred, and will continue to incur, costs to maintain compliance with those laws. In particular, the United States Environmental Protection Agency recently finalized the Cluster Rules, which govern pulp and paper mill operations, including those at the Counce, Filer City, Valdosta and Tomahawk mills. Over the next several years, the Cluster Rules will affect PCA's allowable discharges of air and water pollutants, and require PCA to spend money to ensure compliance with those new rules.

    As is the case with any industrial operation, PCA has, in the past, incurred costs associated with the remediation of soil or groundwater contamination, as required by the federal Comprehensive Environmental Response, Compensation and Liability Act, commonly known as the federal "Superfund" law, and analogous state laws. Cleanup requirements arise with respect to properties PCA currently owns or operates, former facilities and off-site facilities where PCA has disposed of hazardous substances. Because liability under these laws is strict, meaning that liability is imposed without fault, joint and several, meaning that liability is imposed on each party without regard to contribution, and retroactive, PCA could receive notifications of cleanup liability in the future and this liability could be material. Under the terms of the contribution agreement entered into in connection with the Transactions, TPI has agreed to retain all liability for all former facilities and all sites associated with pre-closing off-site waste disposal. TPI has also retained environmentally impaired real property in Filer City, Michigan unrelated to current mill operations.

YEAR 2000 ISSUE

    YEAR 2000 ISSUE. Year 2000 issues address the ability of electronic processing equipment to process date sensitive information and recognize the last two digits of a date as occurring in or after the Year 2000. Many of PCA's computer software and hardware systems, and some of PCA's non-information technology infrastructure and manufacturing equipment, that utilize date-sensitive data, were structured to use a two-digit data field. As a result, these IT and non-IT systems will not be able to properly recognize dates in or after the Year 2000. If PCA is unable to complete the remediation or replacement of critical IT and non-IT systems in a timely manner, or if those with whom PCA conducts business are unsuccessful in implementing timely solutions, Year 2000 issues could have a material adverse effect on our results of operations.

    YEAR 2000 PROGRAM. PCA's predecessor, TPI, created a Year 2000 management team in June of 1998 to address the Year 2000 issue. The Year 2000 program, started by TPI and continued by PCA, involves three primary phases:

    - identifying and testing all information technology systems and all non-information technology infrastructure and equipment that have a potential Year 2000 issue;

    - remediating or replacing all non-compliant systems and equipment; and

    - testing all remediated or replaced systems and equipment.

    In addition, PCA's Year 2000 efforts have involved assessing and monitoring the Year 2000 readiness of PCA's major suppliers and vendors, responding to customer inquiries regarding PCA's state of readiness, tracking Year 2000 related expenditures and developing contingency or continuity plans.

    STATE OF READINESS. PCA has completed the initial phase of identifying non-compliant systems and has substantially completed the final two phases of its program, namely the remediation or replacement of non-compliant systems and the testing of those systems. As of September 30, 1999:

    - PCA had completed 98% of programming, remediation, replacement and testing of non-compliant IT systems;

    - all of PCA's corrugated products and mill manufacturing equipment process control systems had been upgraded, if necessary, and were Year 2000 compliant; and

    - all of PCA's corrugated products and mill non-IT infrastructure components, such as elevators, telephones, security systems, and heating, ventilation and air conditioning had been remediated, where necessary, and were Year 2000 compliant.

    PCA expects to conclude the programming, remediation, replacement and testing of the remaining 2% of non-compliant IT systems by the end of 1999.

    In addition, PCA has developed and is testing a standard purchasing, accounts payable and maintenance tracking system for its mills. PCA has installed this system in two mills and expects to have it installed in all remaining mills. It is anticipated that all mills will be Year 2000 compliant by the end of 1999. In conjunction with PCA's Year 2000 project it has also implemented new order entry, corrugator scheduling, converting scheduling, shop floor manufacturing, shipping, inventory management and invoicing systems as part of an overall modernization project for its corrugated products plants.

    PCA hired an external consultant to validate the results of its assessment of its Year 2000 readiness. As of September 30, 1999, the consultant had conducted a Year 2000 compliance audit of all of PCA's mills and corrugated packaging plants. The consultant did not identify any Year 2000 non-compliance issues.

    In August 1998, PCA began identifying and surveying all of its major suppliers. PCA completed an evaluation of these major suppliers in August 1999 and identified three suppliers, each of which is a supplier to a local corrugated products plant, which did not sufficiently respond to its Year 2000 compliance survey. Although not considered critical, contingency plans have been developed to address possible supply problems with these three suppliers. PCA has not attempted to evaluate the Year 2000 compliance of its customers because it does not think it is practical to do so.

    YEAR 2000 COSTS. Based on current estimates, PCA expects to incur costs of approximately $5.3 million to address Year 2000 issues, of which $4.5 million had been paid as of September 30, 1999. Approximately 20% to 30% of the remaining costs will be reimbursed by TPI under a transition services agreement. PCA is expensing these costs as they are incurred, except in instances where it determines that replacing existing computer systems or equipment is more effective and efficient, particularly where additional functionality is available.

    YEAR 2000 RISKS. At this time, PCA believes it will be able to resolve its own Year 2000 issues. However, it is possible that there will be unanticipated problems with systems that PCA has renovated and tested. Further, although PCA is monitoring the Year 2000 readiness of its major suppliers, PCA cannot control the outcome of its compliance efforts. The potential effect if PCA or third parties with whom it does business are unable to timely resolve Year 2000 issues is not determinable but PCA believes that its most reasonably likely Year 2000 worst case scenario would involve:

    - short-term down time for some of its equipment as a result of process control device malfunctions at its mills and corrugated products plants;

    - temporary disruption of deliveries of supplies and products due to truck shortages;

    - transferring production from the three plants associated with the three suppliers who did not sufficiently respond to PCA's Year 2000 compliance survey; and

    - possible errors and delays, as well as increased labor costs, associated with manually taking orders, scheduling, production reporting and processing billing and shipping information if PCA's customers experience system failures.

    CONTINGENCY PLANNING. PCA has developed contingency plans to minimize the impact of any Year 2000 problems. Each of PCA's mills and corrugated packaging plants has developed its own business continuity plan. Where practicable, PCA has identified alternative methods to perform mission critical functions such as order processing, shipping finished goods, production scheduling and ship floor data control. PCA has also identified alternative suppliers and alternative manufacturing sites to address potential supply problems. PCA is creating an event management team, made up of individuals with various areas of technological expertise. This team will be dedicated to identifying and resolving any Year 2000 issues that arise between mid-December 1999 and mid-January 2000

IMPACT OF INFLATION

    PCA does not believe that inflation has had a material impact on its financial position or results of operations during the past three years.

FORWARD-LOOKING STATEMENTS

    Certain statements in this Quarterly Report on Form 10-Q are forward-looking statements. Forward-looking statements include statements about our future financial condition, our industry and our business strategy. Statements that contain words such as "anticipate", "believe", "expect", "intend", "estimate", "hope" or similar expressions, are forward-looking statements. These forward-looking statements are based on the current expectations of PCA. Because forward-looking statements involve inherent risks and uncertainties, the plans, actions and actual results of PCA could differ materially. Among the factors that could cause plans, actions and results to differ materially from PCA's current expectations are those identified under the caption "Risk Factors" in PCA's Registration Statements on Form S-4 and Form S-1, each filed with the Securities and Exchange Commission and available at the SEC's website at "www.sec.gov".

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    For a discussion of market risks related to PCA, see Part I,
Item 2--"Management's Discussion and Analysis of Financial Condition and Results of Operations--Market Risk and Risk Management Policies" in this Quarterly Report on Form 10-Q.

                                    PART II
                               OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

    In May 1999, PCA was served with a complaint filed in the United States District Court for the Eastern District of Pennsylvania (WINOFF
INDUSTRIES, INC. V. STONE CONTAINER CORPORATION, ET AL.) alleging civil violations of Section 1 of the Sherman Act in connection with the pricing and production of linerboard from October 1, 1993 through November 30, 1995. Plaintiffs purport to represent a nationwide class of purchasers of corrugated containers, and the complaint names ten major linerboard manufacturers as defendants. The complaint seeks treble damages for allegedly unlawful corrugated container price increases, plus attorneys' fees. PCA believes the allegations have no merit, is vigorously defending itself, and believes the outcome of this litigation should not have a material adverse effect on its financial condition or results of operations.

    PCA is also party to various legal actions arising in the ordinary course of its business. These legal actions cover a broad variety of claims spanning the entire business. PCA believes that the resolution of these legal actions will not, individually or in the aggregate, have a material adverse effect on its financial condition or results of operations.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

    None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

    None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    None.

ITEM 5.  OTHER INFORMATION.

    None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

    (a) The following exhibits are included in this Quarterly Report on Form
       10-Q:

             10.1     Amendment No. 1 to Stockholders Agreement, dated as of
                      September 1, 1999, by and among Tenneco Packaging Inc., PCA
                      Holdings LLC and Packaging Corporation of America.

             27.1     Financial Data Schedule.

    (b) Reports on Form 8-K:

       None.

                                   SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       PACKAGING CORPORATION OF AMERICA
                                                       (Registrant)

                                                       By:             /s/ RICHARD B. WEST
                                                            -----------------------------------------
                                                                         Richard B. West
                                                             CHIEF FINANCIAL OFFICER, VICE PRESIDENT
                                                            AND SECRETARY (PRINCIPAL FINANCIAL OFFICER
                                                                     AND AUTHORIZED OFFICER)

Date: November 11, 1999