Form 10-K
period 1999-12-31
PACKAGING CORP OF AMERICA
filed 2000-03-10
CIK 75677

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-K
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999       COMMISSION FILE NUMBER 1-15399

                        PACKAGING CORPORATION OF AMERICA
             (Exact Name of Registrant as Specified in its Charter)

                  DELAWARE                                      36-4277050
       (State or Other Jurisdiction of                       (I.R.S. Employer
       Incorporation or Organization)                       Identification No.)

 1900 WEST FIELD COURT, LAKE FOREST, ILLINOIS                      60045
   (Address of Principal Executive Offices)                      (Zip Code)

       Registrant's telephone number, including area code (847) 482-3000

          Securities registered pursuant to Section 12(b) of the Act:

                                                           NAME OF EACH EXCHANGE
             TITLE OF EACH CLASS                            ON WHICH REGISTERED
             -------------------                           ---------------------
        COMMON STOCK, $0.01 PAR VALUE                     NEW YORK STOCK EXCHANGE

          Securities registered pursuant to Section 12(g) of the Act:
                                      None

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes /X/    No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    At February 2, 2000, the aggregate market value of the Registrant's voting stock held by nonaffiliates was approximately $632,198,520. The calculation of such market value has been made for the purposes of this report only and should not be considered as an admission or conclusion by the Registrant that any person is in fact an affiliate of the Registrant.

    On February 2, 2000, there were 105,850,000 shares of Common Stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        PACKAGING CORPORATION OF AMERICA
                                     INDEX

                                                                                  PAGE
PART I                                                                          --------
Item 1.           Business....................................................      3

Item 2.           Properties..................................................     12

Item 3.           Legal Proceedings...........................................     13

Item 4.           Submission of Matters to a Vote of Security Holders.........     13

PART II

Item 5.           Market for Registrant's Common Stock and Related Stockholder
                    Matters...................................................     13

Item 6.           Selected Financial Data.....................................     15

Item 7.           Management's Discussion and Analysis of Financial Condition
                    and Results of Operations.................................     17

Item 7A.          Quantitative and Qualitative Disclosures About Market
                    Risk......................................................     25

Item 8.           Financial Statements and Supplementary Data.................     25

Item 9.           Changes in and Disagreements with Accountants on Accounting
                    and Financial Disclosures.................................     26

PART III

Item 10.          Directors and Executive Officers of the Registrant..........     26

Item 11.          Executive Compensation......................................     28

Item 12.          Security Ownership of Certain Beneficial Owners and
                    Management................................................     34

Item 13.          Certain Relationships and Related Transactions..............     35

PART IV

Item 14.          Exhibits, Financial Statement Schedules and Reports on
                    Form 8-K..................................................     38

SIGNATURES....................................................................     41

INDEX TO FINANCIAL STATEMENTS.................................................    F-1

                                     PART I

ITEM 1.  BUSINESS

GENERAL

    PCA is the sixth largest producer of containerboard and corrugated products in the United States, based on production capacity as reported in the Pulp & Paper 1999-2000 North American Fact Book. With 1999 net sales of $1.7 billion, PCA produced 2.2 million tons of containerboard and shipped about 27 billion square feet of corrugated products.

    In 1999, we produced over 1.4 million tons of kraft linerboard at our mills located in Counce, Tennessee and Valdosta, Georgia. We also produced 0.8 million tons of semi-chemical corrugating medium at our mills located in Tomahawk, Wisconsin and Filer City, Michigan. About 15% of our 1999 total fiber requirements were met with wood from our owned or leased timberland, which are generally located within 100 miles of our mills.

    Our converting operations produce a wide variety of corrugated packaging products, including conventional shipping containers used to protect and transport manufactured goods. We also produce multi-color boxes and displays with strong visual appeal that help to merchandise the packaged product in retail locations. Finally, we are a large producer of meat boxes and wax-coated boxes for the agricultural industry.

THE TRANSACTIONS

    On April 12, 1999, Pactiv Corporation, formerly known as Tenneco Packaging, Inc., sold its containerboard and corrugated products business to PCA, an entity formed by Madison Dearborn Partners, LLC, a private equity investment firm, in January 1999, for $2.2 billion, consisting of $246.5 million in cash, the assumption of $1.76 billion of debt incurred by Pactiv immediately prior to the contribution, and a 45% common equity interest in PCA valued at $193.5 million. PCA Holdings LLC, an entity organized and controlled by Madison Dearborn, acquired the remaining 55% common equity interest in PCA for $236.5 million in cash, which was used to finance in part the transactions.

    The financing of the transactions consisted of (1) borrowings under a new $1.46 billion senior credit facility for which J.P. Morgan Securities Inc. and BT Alex. Brown Incorporated (the predecessor to Deutsche Banc Alex. Brown) were co-lead arrangers, (2) the offering of $550 million of 9 5/8% senior subordinated notes due 2009 and $100 million of 12 3/8% senior exchangeable preferred stock due 2010, (3) a cash equity investment of $236.5 million by PCA Holdings and (4) an equity investment by Pactiv valued at $193.5 million. As required by their terms, the $550 million of senior subordinated notes and $100 million of senior exchangeable preferred stock issued in the April 12, 1999 transactions were exchanged for publicly registered securities in the same amounts in a registered exchange offer completed in October 1999.

    On February 2, 2000, PCA completed an initial public offering of its common stock. In connection with that offering, PCA sold 11,250,000 new shares of common stock and used the net proceeds to redeem all of the outstanding senior exchangeable preferred stock on March 3, 2000.

    The senior credit facility was entered into to finance in part the transactions and to pay related fees and expenses and to provide future borrowings to PCA for general corporate purposes, including working capital. The senior credit facility initially consisted of three term loan facilities in an original aggregate principal amount of $1.21 billion and a revolving credit facility with up to $250 million in availability. PCA's total borrowings under the senior credit facility as of December 31, 1999 consisted of $779.0 million of term loans. No amounts were outstanding under the revolving credit facility as of that date.

INDUSTRY OVERVIEW

    CORRUGATED PRODUCTS

    According to the Fibre Box Association, the value of industry shipments of corrugated products was over $21 billion in 1999. Using reported volumes from this source, corrugated products volume has grown at a compound annual rate of 3.1% since 1975. Demand for corrugated products has increased in all but four years during this 24-year period. At no time during this period did demand for corrugated products decrease in consecutive years.

    Most converting plants are either corrugator plants or sheet plants. There are approximately 612 corrugator plants in the United States. Corrugator plants have equipment on-site that flutes the corrugating medium and combines it with linerboard to create corrugated sheets. These sheets are then converted into corrugated products.

    There are approximately 860 sheet plants in the United States. Sheet plants purchase corrugated sheets from corrugator plants and convert these sheets into finished corrugated products. According to the Fibre Box Association, corrugator plants account for 84% of the industry's corrugated products shipments, while sheet plants contribute the remaining 16%.

    The primary end-use markets for corrugated products are shown below:

Food, beverages and agricultural products...................  39.2%
Paper and fiber products....................................  22.6%
Petroleum, plastic, synthetic and rubber products...........  10.3%
Glass, pottery, fabricated metal and metal containers.......   6.8%
Electrical and electronic machinery and appliances..........   3.7%

    High-volume, national account customers typically seek suppliers with multiple plant locations that can provide broad geographic coverage, an array of manufacturing capabilities and flexibility to provide products in critical situations. Local accounts tend to place a greater emphasis on local sales and customer service support, quick order turnaround and specialized services.

    Corrugated products are generally delivered by truck. Compared to many other products, the amount of corrugated products that can fit into a truckload weighs much less. This, coupled with the relatively low price per ton of corrugated products, make shipping costs account for a relatively high portion of total costs. As a result, converting plants tend to be located in close proximity to customers to minimize freight costs.

    The corrugated products industry consists of an estimated 702 companies in the United States. The top five U.S. integrated corrugated manufacturers produce approximately 65% of total U.S. industry production. Integrated producers accounted for approximately three-quarters of total corrugated products shipments.

    CONTAINERBOARD

    Containerboard, which includes both linerboard and corrugating medium, is the principal raw material used to manufacture corrugated products. Linerboard is used as the inner and outer facings, or liners, of corrugated products. Corrugating medium is fluted and laminated to linerboard in corrugator plants to produce corrugated sheets. The sheets are subsequently printed, cut, folded and glued in corrugator plants or sheet plants to produce corrugated products.

    Containerboard may be manufactured from both softwood and hardwood fibers, as well as from recycled fibers from used corrugated and waste from converting operations. Kraft linerboard is made predominantly from softwoods like pine. Semi-chemical corrugating medium is made from hardwoods such as oak. Wood may be brought to the mill as logs to be chipped, or as already-chipped wood. The chips are chemically treated and cooked to form virgin fiber, also known as wood pulp. This pulp can be processed alone or blended with some percentage of recycled fiber on paper machines. The pulp is mixed with water and flows onto a moving wire screen, which allows the water to drain and concentrates the fibers. What remains is a paper mat that is compressed by a series of presses and then dried. The paper is wound into large rolls, which are slit to size as required by converters, and shipped to them.

    Linerboard is made in a range of grades or basis weights. The most common basis weight for linerboard is 42 lb., although linerboard is produced in weights that vary from under 26 lb. to over 90 lb. Basis weight represents the weight in pounds per thousand square feet of linerboard. Producers also market linerboard by performance characteristics, appearance and color. The following table describes different product weight, performance and color characteristics:

CATEGORY                            PRODUCTS         DESCRIPTION
--------                            --------         -----------
Weights (lb./1,000 sq. ft.).......  26 - 38 lb.      Lightweights
                                    41 - 56          Middleweights
                                    61 - 90          Heavyweights
                                    >90              Super heavyweights

Performance.......................  High ring crush  stacking or compression strength
                                    Tare weight      minimal variations in basis
                                                     weight
                                    Wet strength     strength while wet

Color.............................  Mottled white    bleached pulp applied to
                                                     unbleached sheet; mottled
                                                     appearance
                                    White top        even, white surface appearance
                                    Full bleached    solid white throughout

    The market demand for high performance grades, lightweights and white linerboard continue to grow at a faster rate because customers are seeking better strength characteristics at a lower cost as well as improved appearance.

    Recycled linerboard production has also grown rapidly in recent years due to favorable economics, customer demand for recycled packaging, and improved quality and performance characteristics. Recycled linerboard accounted for approximately 17% of total estimated U.S. linerboard production in 1999. A recycled linerboard mill is typically smaller and less capital-intensive than kraft linerboard mills. These mills are likely to be located near a major urban area where the supply of recycled material is abundant and converter operations are more geographically concentrated.

    U.S. linerboard producers export nearly 20% of their production. The top three markets are Europe, Asia and Latin America, which together consumed about 90% of the U.S. linerboard exports during 1998. Linerboard exports have grown at an average rate of 6% a year during the last 15 years, reaching a record
4.6 million tons in 1997. Due to the strong U.S. dollar and weak Asian markets, exports of linerboard were significantly lower in 1998 and 1999 at 3.7 million tons and 3.2 million tons, respectively. The market for exported corrugating medium is considerably smaller than for linerboard. About 2.5% of the corrugating medium produced in the United States is exported.

    Despite recent consolidation activity, the containerboard industry remains relatively fragmented, with the top five producers accounting for 57% of production capacity and the top ten accounting for 76%.

    Containerboard is a commodity-like product whose price tends to be highly cyclical. Historically, pricing for containerboard has reflected changes in containerboard supply that resulted from capacity additions and reductions, as well as changes in inventory levels and demand. The supply/demand balance improved throughout 1999 and the average price of linerboard increased about 25% during 1999. In 1999, several major containerboard manufacturers announced production curtailments and mill shutdowns. These reductions represent nearly
2 million tons or 5% of North American capacity. Only minimal capacity additions have been publicly announced through 2002 according to the American Forest & Paper Association.

COMPETITIVE STRENGTHS

    - LOW-COST PRODUCER. Based on two studies performed in 1998 by Jacobs-Sirrine, an industry consulting firm, PCA's two largest containerboard mills were ranked in the lowest quartile for cash manufacturing costs in the industry. One of these studies was a single-client study that we paid Jacobs-Sirrine to perform in February 1998. The other was a multi-client study issued by Jacobs-Sirrine in the fourth quarter of 1998 that was available for purchase by the general public. The Counce and Tomahawk mills represent two-thirds of PCA's production capacity. Counce produces linerboard and Tomahawk makes semi-chemical corrugating medium. The industry uses cash manufacturing cost per ton as a measure of operating cost effectiveness for containerboard mill production. Cash manufacturing costs are the out-of-pocket costs associated with producing containerboard, which include costs for fiber, chemicals, energy, other materials and consumables, hourly labor and salaried supervision.

    Valdosta, our second kraft linerboard mill, uses only virgin fiber. In February 1998, Jacobs-Sirrine also ranked it as a low cost, or first quartile, mill. In the fourth quarter 1998 study, Valdosta's ranking fell to below average cost, or third quartile. This was due primarily to a decline in recycled fiber prices. This decline improved the relative cost position of recycled mills. Recycled fiber costs have increased recently to nearly the same level as in February 1998. This recycled fiber cost increase has improved Valdosta's cost position, returning it to the lowest cost quartile.

    Filer City, our smallest mill, produces semi-chemical corrugating medium. Filer City ranks as an average cost mill in both of the Jacobs-Sirrine studies.

    Fiber represents the single largest cost element in manufacturing containerboard. Our mills are located near abundant supplies of wood fiber. Additionally, our ability to vary the percentage of softwood, hardwood and recycled fiber enables us to react to changes in fiber prices and minimize fiber costs. Overall, our fiber costs are among the lowest in the industry.

    In recent years, we have also made significant productivity and efficiency gains. These include labor savings, higher machine speeds, reduced waste and lower chemical and energy costs.

    - INTEGRATED OPERATIONS. Our level of containerboard integration with our converting operations is approximately 80%. This high level of integration provides a stable and predictable demand for our containerboard mill production. The remaining 20% of production is sold externally, with about two-thirds going to domestic corrugated converters and one-third to the export market. Containerboard pricing behaves much as a commodity and is dependent on the relative balance of containerboard supply and demand. Corrugated products demand has been fairly stable over the past 20 years.

    - FOCUS ON VALUE-ADDED PRODUCTS AND SERVICES. We provide our customers with value-added products, enhanced graphics and superior customer service. Since 1995, we have acquired nine converting operations. Four of these acquisitions significantly increased our graphics capabilities, while five sheet plant acquisitions improved our ability to provide shorter production runs and faster turnaround times in those markets. We have also established five geographically dispersed graphics design centers that use sophisticated computer design software to create visually appealing customized corrugated products.

OPERATIONS AND PRODUCTS

    MILLS

    Our two linerboard mills can manufacture a broad range of linerboard grades ranging from 26 lb. to 96 lb. Our two semi-chemical corrugating medium mills can manufacture grades ranging in weight from 21 lb. to 47 lb. All four of our mills have completed an extensive independent review process to become ISO 9002 certified. ISO 9002 is an international quality certification that verifies a facility maintains and follows stringent procedures for manufacturing, sales and customer service.

    COUNCE. Our Counce, Tennessee mill is one of the five largest linerboard mills in the United States out of approximately 70 linerboard mills. Its production capacity is approximately 1,003,000 tons per year. In 1999, we produced approximately 948,800 tons of kraft linerboard on two paper machines at Counce. We produced a broad range of basis weights from 31 lb. to 96 lb. Our Counce mill machines also produce a variety of performance and specialty grades of linerboard including high-ring crush and wet strength. In 1998 we developed the capability to produce linerboard grades with a mottled white printing surface. Mottled white has a marble-like coloration and is typically priced from $130 to $175 per ton higher than kraft linerboard, but is more expensive to produce.

    VALDOSTA. Our Valdosta, Georgia mill is a kraft linerboard mill and has a production capacity of approximately 457,000 tons per year. In 1999, our single paper machine at Valdosta produced approximately 433,800 tons of linerboard. Valdosta primarily produces middleweight linerboard ranging from 42 lb. to 56 lb., and heavyweight/super heavyweight linerboard ranging from 61 lb. to 96 lb.

    TOMAHAWK. Our Tomahawk, Wisconsin mill is the second largest corrugating medium mill in the United States out of 69 corrugating medium mills. Its production capacity is 548,000 tons per year. In 1999, we produced approximately 525,300 tons of semi-chemical corrugating medium at Tomahawk using three paper machines, one of which is the third largest corrugating medium machine in the United States. These machines produce a broad range of basis weights from 23 lb. to 47 lb. Our Tomahawk mill also produces a variety of performance and specialty grades of corrugating medium. This includes high ring crush, wet strength, tare weight and super heavyweight.

    FILER CITY. Our Filer City, Michigan mill is a semi-chemical corrugating medium mill. In 1999, Filer City produced approximately 272,100 tons of corrugating medium on two paper machines. In July 1998, we shut down one machine at Filer City. Mill production capacity at Filer City is 367,000 tons a year if we run all three paper machines. Filer City produces a range of corrugating medium grades in basis weights from 21 lb. to 40 lb.

    CORRUGATED PRODUCTS

    We operate 39 corrugator plants, 29 sheet/specialty plants and five graphic design centers. The 39 corrugator plants have a corrugator on site and manufacture both combined sheets and finished products. Twenty-seven sheet plants purchase combined sheets and create finished products. Two other small specialty facilities include a collating and distribution packaging center, as well as a machine rebuild facility. The five graphic design centers are located in Westmont, Illinois; Cincinnati, Ohio; Dallas, Texas; North Brunswick, New Jersey; and Southgate, California.

    These graphic design centers were established in response to customers' increasing need for sophisticated, high impact graphics on their corrugated products. Customers are increasingly using special in-store corrugated displays to market their products and are requiring more intricate packaging designs. In response, our graphic design centers offer state-of-the-art computers and equipment that are capable of 24-hour design turnaround and reduced product delivery times.

    Our converting operations are spread throughout the United States. Each corrugator plant serves a market radius that typically averages 150 miles. Our sheet plants are generally located in close proximity to our larger corrugator plants which enables us to offer additional services and converting capabilities such as small volume and quick turnaround items.

    We produce a wide variety of products ranging from basic corrugated shipping containers to specialized packaging such as wax-coated boxes for the agriculture industry. We also have multi-color printing capabilities to make high-impact graphics boxes and displays that offer customers more attractive packaging.

    TIMBERLAND

    We currently own, lease, manage or have cutting rights to approximately 540,000 acres of timberland located near our Counce and Valdosta mills. The acreage we control includes 390,000 acres of owned land and another 150,000 acres of long term leases. Virtually all of these leases have terms over 20 years.

    Over 95% of our owned or leased timberland is located within 100 miles of our mills, which results in lower wood transportation costs and provides a secure source of wood fiber. After giving effect to the timberland sold in 1999, approximately 15% of our total fiber requirements were supplied by wood from timberland owned or leased by us.

    In addition to the timberland we manage ourselves, we have initiated a Forest Management Assistance Program. Through this program we provide professional forestry assistance to private timberland owners to improve harvest yields and to optimize their harvest schedule. We have managed the regeneration of over 97,000 acres by supplying pine seedlings. In exchange for our expertise, we are given the right of first refusal over timber sales from those lands. These private lands include over 200,000 acres of timberland. We expect to harvest over 150,000 cords of wood from these forests annually.

    We also participate in the Sustainable Forestry Initiative, which is organized by the American Forest and Paper Association. This initiative is aimed at ensuring the long-term health and conservation of America's forestry resources. Activities include limiting tree harvest sizes, replanting harvest acreage, and participating in flora and fauna research and protecting water streams.

    We believe that the wood supply markets near our Valdosta, Filer City and Tomahawk mills are very good and will remain so for the foreseeable future. We do not own or lease any timberland near our Filer City mill, and as a result of our recent sale of 405,000 acres of timberland, we do not own or lease any timberland near our Tomahawk mill and we own or lease significantly less timberland near our Valdosta mill. We have entered into supply agreements covering 329,000 acres of the 405,000 acres of timberland sold near our Tomahawk and Valdosta mills. We currently believe that we will be able to purchase our wood requirements at competitive prices.

    SOLID WOOD AND RECYCLING FACILITIES

    We own three sawmills located in Ackerman, Mississippi; Selmer, Tennessee; and Fulton, Mississippi. These three sawmills produce approximately 155 million board feet annually of lumber used to make furniture and building products. We also have an air-dry yard operation in Burnsville, Mississippi that holds newly cut lumber while it dries. Finally, we have a 50% interest in a wood chipping joint venture in Fulton, Mississippi. The solid wood products group enables us to maximize the value of our timber through lumber sales, when appropriate, and also provides us with a supply of wood chips.

    We also operate three paper recycling centers, one in Jackson, Tennessee and two in Nashville, Tennessee. These recycling centers collect old corrugated containers, newspapers and other paper and provide a source of recycled fiber to our nearby Counce mill.

    PERSONNEL

    An on-site mill manager oversees each of our mills. The mill manager's operating staff includes personnel who support mill operations and woodlands, as well as support groups for scheduling and shipping, technical services and process control, maintenance and reliability, and engineering and technology. Our administrative support groups include accounting, information systems, payroll and human resources. All of the groups mentioned above report to each respective mill manager. Headquarters corporate support, located in Lake Forest, Illinois includes the containerboard sales group and the production scheduling group, which processes customer orders. We also maintain a corporate mill engineering staff that provides engineering, procurement, construction and start-up services for the four mills.

    Each of our converting operations is managed by a team, which usually includes a general manager, a sales manager, a production manager, a controller and a customer service manager. We also have a centralized technical support group comprised of packaging engineers and technicians. This group provides services to our 68 converting operations that include testing, engineering, manufacturing and technical support. Our technical support group also works with our customers on location to assure that our customers' quality and performance standards are consistently met. Our converting operations are grouped into seven geographic areas, each managed by an area general manager.

SALES AND MARKETING

    Our containerboard sales group is responsible for the sale of linerboard and corrugating medium to our own corrugator plants, to other domestic customers and to the export market. This group handles order processing for all shipments of containerboard from our own mills to our own corrugator plants. These personnel also coordinate and execute all containerboard trade agreements with other containerboard manufacturers.

    Our corrugated products are sold through a direct sales and marketing organization. Sales representatives and a sales manager at each converting operations facility serve local and regional accounts. Corporate account managers serve large national accounts at multiple customer locations. Additionally, our graphic design centers maintain an on-site dedicated graphics sales force. General marketing support is located at our corporate headquarters.

    In addition to direct sales and marketing personnel, we utilize support personnel that are new product development engineers and product graphics and design specialists. These individuals are located at both the corrugator plants as well as the graphic design centers.

DISTRIBUTION

    Containerboard produced in our mills is shipped by rail or truck. Our individual mills do not own or maintain outside warehousing facilities. We do use several third-party warehouses for short-term storage.

    Our corrugated products are usually delivered by truck due to our large number of customers and their demand for timely service. Shipping costs represent a relatively high percentage of our total costs due to the high bulk of corrugated products. As a result, our converting operations typically service customers within a 150 miles radius.

CUSTOMERS

    CONTAINERBOARD. Our converting operations, either directly or through trade agreements, consume approximately 80% of our mills' containerboard production. These trade agreements allow us to swap containerboard produced in our mills for containerboard produced at other companies' locations. Trades, which are common in the industry, reduce the distance the rolls of containerboard have to be shipped, and, in turn, overall freight costs. Trades also encourage more efficient production for the industry, since companies can trade for containerboard grades they cannot manufacture as efficiently on their own equipment.

    The containerboard that we do not consume directly or through trades is sold to independent domestic converters and export customers. We also sell containerboard to manufacturers of fiber drums, air bags, protective packaging and other specialty products.

    CORRUGATED PRODUCTS. About three-quarters of our corrugated products customers are regional and local accounts, and they are broadly diversified across industries and geographic locations. Based on an internal customer survey conducted in 1998, we estimate that nearly 40% of our customers have purchased from us for over five years.

RAW MATERIALS

    FIBER SUPPLY. Fiber is the single largest cost in the manufacture of containerboard. To reduce our fiber costs we have invested in processes and equipment to ensure a high degree of fiber flexibility. Our mills have the capability to shift a portion of their fiber consumption between softwood, hardwood and recycled sources. With the exception of our Valdosta mill, all of our mills can utilize some recycled fiber in their containerboard production. Our ability to use various types of virgin and recycled fiber helps mitigate the impact of changes in the prices of various fibers.

    ENERGY SUPPLY. Energy at the mills is obtained through purchased electricity or through various fuels which are then converted to steam or electricity on-site. Fuel sources include coal, natural gas, oil, bark and byproducts of the containerboard manufacturing and pulping process. These fuels are burned in boilers to produce steam. Steam turbine generators are used to produce electricity.

    Our two kraft linerboard mills at Counce and Valdosta generate approximately 60% to 70% of their energy requirements from their own byproducts. Presently, 50% of our electricity consumption for the four mills is generated on-site.

COMPETITION

    CONTAINERBOARD. Containerboard is generally considered a commodity-type product and can be purchased from numerous suppliers. Approximately 59 companies currently produce containerboard and the top five represent 57% of total industry shipments. PCA's primary competition for our external sales of containerboard are a number of large, diversified paper companies, including Georgia-Pacific Corporation, International Paper Company, Smurfit-Stone Container Corporation, Temple-Inland Inc., Weyerhaeuser Company and Willamette Industries, Inc., as well as other regional manufacturers.

    CORRUGATED PRODUCTS. Corrugated products are produced by more than 700 U.S. companies operating nearly 1,500 plants. Most corrugated products are custom manufactured to the customer's specifications. Corrugated producers generally sell within a 150-mile radius of their plants and compete with other corrugated producers in their local market. In fact, the Fibre Box Association tracks industry data by 47 distinct market regions.

    The larger, multi-plant integrated companies may also solicit larger, multi-plant customers who purchase for all of their facilities on a consolidated basis. These customers are often referred to as national or corporate accounts.

    Corrugated products businesses seek to differentiate themselves through pricing, quality, service, design and product innovation. We compete for both local and national account business and we compete against producers of other types of packaging products. On a national level, our competitors include
Four M Corporation, Gaylord Container Corporation, Georgia-Pacific Corporation, International Paper

Company, Smurfit-Stone Container Corporation, Temple-Inland Inc., Weyerhaeuser Company and Willamette Industries, Inc. However, with our strategic focus on local and regional accounts, we believe we compete as much with the smaller, independent converters as with the larger, integrated producers.

EMPLOYEES

    As of December 31, 1999, we had approximately 7,800 employees. Approximately 2,100 of these employees were salaried and approximately 5,700 were hourly. Approximately 75% of our hourly employees are represented by unions. Our unionized employees are represented primarily by the Paper, Allied Industrial, Chemical, Energy Workers International Union, the Graphic Communications International Union and the United Steel Workers of America.

    Contracts for our unionized mill employees expire between October 2000 and September 2003. Contracts for unionized converting plant employees expire between May 2000 and February 2006. We are currently in negotiations to renew or extend any union contracts expiring in the near future.

    There have been no instances of significant work stoppages in the past 15 years. We believe we have satisfactory relations with our employees.

ENVIRONMENTAL MATTERS

    Compliance with environmental requirements is a significant factor in our business operations. We commit substantial resources to maintaining environmental compliance and managing environmental risk. We are subject to, and must comply with, a variety of federal, state and local environmental laws, particularly those relating to air and water quality, waste disposal and the cleanup of contaminated soil and groundwater. We believe that we are currently in material compliance with all applicable environmental rules and regulations. Because environmental regulations are constantly evolving, we have incurred, and will continue to incur, costs to maintain compliance with those laws. We work diligently to anticipate and budget for the impact of applicable environmental regulations and do not currently expect that future environmental compliance obligations will materially affect our business or financial condition.

    In April 1998, the United States Environmental Protection Agency finalized the Cluster Rules, which govern all pulp and paper mill operations, including those at our mills. Over the next several years, the Cluster Rules will affect our allowable discharges of air and water pollutants. As a result, PCA and its competitors are required to incur costs to ensure compliance with these new rules. Our current spending projections to complete Cluster Rule compliance implementation at our four mills is about $47.9 million from 2000 to 2005. From 1997 through 1999, we spent approximately $7.1 million on Cluster Rule compliance. Total capital costs for environmental matters, including Cluster Rule compliance, were $11.0 million for 1999 and we currently estimate that they will be $25.6 million for 2000.

    As is the case with any industrial operation, we have in the past incurred costs associated with the remediation of soil or groundwater contamination. From January 1994 through December 1999, remediation costs at our mills and converting plants totaled about $2.5 million. We do not believe that any on-going remedial projects are material in nature. As of December 31, 1999, we maintained a reserve of $0.1 million for environmental remediation liability as well as a general overall environmental reserve of $3.6 million, which includes funds relating to onsite landfill and surface impoundments as well as on-going and anticipated remedial projects. We believe these reserves are adequate.

    We could also incur environmental liabilities as a result of claims by third parties for civil damages, including liability for personal injury or property damage, arising from releases of hazardous substances or contamination. We are not aware of any material claims of this type currently pending against us.

    In the transactions, Pactiv agreed to retain all liability for all former facilities and all sites associated with pre-closing offsite waste disposal. Pactiv also retained environmental liability for a closed landfill located near the Filer City mill.

ITEM 2.  PROPERTIES

    MILLS. The table below provides a summary of our containerboard mills, the principal products produced and each mill's capacity.

LOCATION                                                FUNCTION         CAPACITY (TONS)
--------                                         ----------------------  ---------------
Counce, TN.....................................  Kraft linerboard mill       1,003,000

Filer City, MI.................................  Semi-chemical
                                                 medium mill                  367,000*

Tomahawk, WI...................................  Semi-chemical
                                                 medium mill                   548,000

Valdosta, GA...................................  Kraft linerboard mill         457,000
                                                                            ----------

    Total......................................                              2,375,000
                                                                            ==========

------------------------

* We operated only two of our three paper machines at Filer City in 1999, reducing the total productive capacity by 70,000 tons to 297,000 tons.

    Each of the mills is currently subject to a mortgage held by Morgan Guaranty Trust Company of New York on behalf of the lenders under the senior credit facility.

    OTHER FACILITIES. In addition to our mills, we own 37 corrugator plants and seven sheet/specialty plants. We also own three sawmills, an air-drying yard, one recycling facility, one warehouse and miscellaneous other property, which includes sales offices and woodlands forest management offices. These sales offices and woodlands forest management offices generally have one to four employees and serve as administrative offices. We lease two corrugator plants, 22 sheet/specialty plants, five regional design centers, two recycling facilities and numerous other distribution centers, warehouses and facilities. PCA has no owned or leased properties outside of the continental United States. All of our owned real property is subject to a first priority mortgage held by Morgan Guaranty Trust Company of New York on behalf of the lenders under the senior credit facility.

    TIMBERLAND. We own or lease approximately 540,000 acres of timberland as shown below:

                                                     OWN       LEASE      TOTAL
                                                   --------   --------   --------
Counce, TN.......................................  300,000     56,000    356,000
Tomahawk, WI.....................................    1,000         --      1,000
Valdosta, GA.....................................   89,000     94,000    183,000
                                                   -------    -------    -------
  Total Acres....................................  390,000    150,000    540,000
                                                   =======    =======    =======

    All of our owned timberland is subject to a mortgage held by Morgan Guaranty Trust Company of New York on behalf of the lenders under the senior credit facility. Lease agreements are generally for 35 to 66 years and offer fiber harvest rights on the leased properties.

    HEADQUARTERS. We currently lease our executive and administrative offices in Lake Forest, Illinois from Pactiv under a lease expiring in January 2003.

    We currently believe that our facilities and properties are sufficient to meet our operating requirements for the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS

    In May 1999, we were served with a complaint filed in the United States District Court for the Eastern District of Pennsylvania (WINOFF INDUSTRIES, INC.
V. STONE CONTAINER CORPORATION, ET AL.) alleging civil violations of Section 1 of the Sherman Act in connection with the pricing and production of linerboard from October 1, 1993 through November 30, 1995. Plaintiffs purport to represent a nationwide class of purchasers of corrugated containers, and the complaint names ten major linerboard manufacturers as defendants. The complaint seeks treble damages for allegedly unlawful corrugated container price increases, plus attorneys' fees. We believe the allegations have no merit, are vigorously defending ourselves, and believe the outcome of this litigation should not have a material adverse effect on our financial position, results of operations, or cash flow.

    We are also party to various legal actions arising in the ordinary course of our business. These legal actions cover a broad variety of claims spanning our entire business. We believe that the resolution of these legal actions will not, individually or in the aggregate, have a material adverse effect on our financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    On October 14, 1999, PCA's stockholders acted by written consent to approve and adopt:

    - PCA's 1999 Long-Term Equity Incentive Plan, and

    - an Amendment to PCA's Restated Certificate of Incorporation.

    The equity incentive plan provides for grants of stock options, stock appreciation rights, or SAR's, restricted stock and performance awards. Directors, officers and employees of PCA and its subsidiaries, as well as others who engage in services for PCA, are eligible for grants under the plan. The purpose of the plan is to provide these individuals with incentives to maximize stockholder value and otherwise contribute to the success of PCA and to enable PCA to attract, retain and reward the best available persons for positions of responsibility.

    The amendment to PCA's Restated Certificate of Incorporation increased the authorized capitalization of PCA, authorized the board to issue blank check preferred stock and prohibited the stockholders from taking action by written consent in lieu of a meeting.

    Stockholders holding 91,767,200 shares of common stock, or 96.7% of the shares then outstanding, consented to the actions taken by written consent. PCA did not solicit or receive consents from the holders of the remaining shares of common stock.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

MARKET FOR COMMON STOCK; DIVIDENDS

    As a result of PCA's initial public offering completed on February 2, 2000, PCA's common stock is listed on the New York Stock Exchange under the symbol "PKG". As of March 1, 2000, there were nine registered holders of record of PCA's common stock.

    PCA has never paid dividends on the common stock. PCA currently has no plans to pay dividends on the common stock. The payment of any future dividends will be determined by PCA's board of directors in light of conditions then existing, including PCA's earnings, financial condition and capital requirements, restrictions in financing agreements, business conditions and other factors. Under the terms of the agreements governing our outstanding indebtedness, we are prohibited or restricted from paying dividends on our common stock. In addition, under Delaware law, we are prohibited from paying any dividends unless we have "capital surplus" or "net profits" available for this purpose, as these terms are defined under Delaware law.

USE OF PROCEEDS

    PCA used approximately $124.4 million of the net proceeds received by it from the initial public offering completed on February 2, 2000, to redeem all of its outstanding 12 3/8% senior exchangeable preferred stock due 2010, on March 3, 2000. PCA used the remaining net proceeds for general corporate purposes.

RECENT SALES OF UNREGISTERED SECURITIES

    During the year ended December 31, 1999, PCA issued the following securities without registration under the Securities Act. All share amounts reflect the October, 1999 220-for-one stock split.

    On April 12, 1999, in transactions exempt from registration under
Section 4(2) of the Securities Act, PCA issued:

    - an aggregate of 52,030,000 shares of common stock to PCA Holdings LLC for an aggregate of $236.5 million;

    - an aggregate of 42,570,000 shares of common stock valued at $193.5 million to Pactiv in partial consideration for the contribution of its containerboard and corrugated products business to PCA;

    - an aggregate of 55 shares, liquidation preference $1.00 per share, of junior preferred stock to PCA Holdings for nominal consideration; and

    - an aggregate of 45 shares, liquidation preference $1.00 per share, of junior preferred stock to Pactiv for nominal consideration.

    PCA used the net proceeds from these issuances to fund the transactions.

    On April 12, 1999, in a transaction exempt from registration under
Section 4(2) of the Securities Act, PCA sold to J.P. Morgan Securities Inc. and BT Alex. Brown Incorporated, pursuant to a Purchase Agreement dated as of March 30, 1999:

    - an aggregate of $550 million aggregate principal amount of 9 5/8% senior subordinated notes due 2009 for an aggregate consideration of $550 million less underwriting discounts and commissions of $16.5 million; and

    - an aggregate of $100 million aggregate liquidation preference of 12 3/8% senior exchangeable preferred stock due 2010 for an aggregate consideration of $100 million less underwriting discounts and commissions of $3.5 million.

    The notes and preferred stock were immediately resold by the initial purchasers in transactions not involving a public offering.

    PCA used the net proceeds of these issuances to fund the transactions.

    In June 1999, in transactions exempt from registration under Rule 701 of the Securities Act, PCA sold an aggregate of 3,132,800 shares of common stock to employees of PCA for an aggregate of $14.2 million in cash. The proceeds were used to redeem 1,723,040 shares from PCA Holdings and 1,409,760 shares from Pactiv. PCA also issued options to management employees to purchase 6,576,460 shares of common stock, of which 7,260 have been canceled.

ITEM 6.  SELECTED FINANCIAL DATA

    The following table sets forth the selected historical financial and other data of PCA and the containerboard and corrugated products business of Pactiv Corporation (the "Group"). The selected historical financial and other data as of and for the years ended December 31, 1996, 1997 and 1998, and for the period from January 1, 1999 to April 11, 1999, was derived from the audited combined financial statements of the Group and the related notes thereto included elsewhere in this report. The selected historical financial and other data as of and for the year ended December 31, 1995 was derived from the unaudited combined financial statements of the Group. The historical financial data as of December 31, 1999 and for the period from April 12, 1999 to December 31, 1999 has been derived from the audited consolidated financial statements of PCA included elsewhere in this report. The information contained in the following table also should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," the historical combined financial statements of the Group including the notes thereto and the historical consolidated financial statements of PCA including the notes thereto, contained elsewhere in this report.

                                                            GROUP                                        PCA(1)
                            ----------------------------------------------------------------------   --------------
                                           YEAR ENDED DECEMBER 31,                   JAN. 1, 1999    APRIL 12, 1999
                            -----------------------------------------------------      THROUGH          THROUGH
                               1995          1996          1997          1998       APRIL 11, 1999   DEC. 31, 1999
                            -----------   -----------   -----------   -----------   --------------   --------------
(IN THOUSANDS, EXCEPT PER
  SHARE DATA)
STATEMENT OF INCOME DATA:
Net sales.................  $ 1,844,708   $ 1,582,222   $ 1,411,405   $ 1,571,019     $  433,182       $1,262,285
                            ===========   ===========   ===========   ===========     ==========       ==========
Income (loss) before
  extraordinary item......  $   224,121   $    90,366   $    27,390   $    71,439     $ (128,599)      $   47,397
Extraordinary Item........           --            --            --            --         (6,327)          (6,897)
                            -----------   -----------   -----------   -----------     ----------       ----------
Net income (loss).........      224,121        90,366        27,390        71,439       (134,926)          40,500
Preferred dividends and
  accretion of preferred
  stock issuance costs....           --            --            --            --             --           (9,296)
                            -----------   -----------   -----------   -----------     ----------       ----------
Net income (loss)
  available to common
  stockholders............  $   224,121   $    90,366   $    27,390   $    71,439     $ (134,926)      $   31,204
                            ===========   ===========   ===========   ===========     ==========       ==========
Basic earnings per
  share(3):
  Income (loss) before
    extraordinary item....  $      2.37   $       .96   $       .29   $       .76     $    (1.36)      $      .41
  Extraordinary item......           --            --            --            --           (.07)            (.07)
                            -----------   -----------   -----------   -----------     ----------       ----------
  Net income (loss) per
    common share..........  $      2.37   $       .96   $       .29   $       .76     $    (1.43)      $      .34
                            ===========   ===========   ===========   ===========     ==========       ==========
Diluted earnings per
  share(3):
  Income (loss) before
    extraordinary item....  $      2.37   $       .96   $       .29   $       .76     $    (1.36)      $      .39
  Extraordinary item......           --            --            --            --           (.07)            (.07)
                            -----------   -----------   -----------   -----------     ----------       ----------
  Net income (loss) per
    common share..........  $      2.37   $       .96   $       .29   $       .76     $    (1.43)      $      .32
                            ===========   ===========   ===========   ===========     ==========       ==========
Weighted average common
  shares outstanding......       94,600        94,600        94,600        94,600         94,600           92,108

                                                            GROUP                                        PCA(1)
                            ----------------------------------------------------------------------   --------------
                                           YEAR ENDED DECEMBER 31,                   JAN. 1, 1999    APRIL 12, 1999
                            -----------------------------------------------------      THROUGH          THROUGH
                               1995          1996          1997          1998       APRIL 11, 1999   DEC. 31, 1999
                            -----------   -----------   -----------   -----------   --------------   --------------
(IN THOUSANDS)

BALANCE SHEET DATA:
Total assets..............  $ 1,202,536   $ 1,261,051   $ 1,317,263   $ 1,367,403     $2,391,089       $2,153,208
Total long-term
  obligations(2)..........       21,739        20,316        27,864        17,552      1,760,466        1,432,553

------------------------

1) There was no activity for PCA from January 25, 1999, its date of inception, through April 11, 1999.

2) Total long-term obligations include long-term debt, the current maturities of long-term debt and redeemable preferred stock. The amount excludes amounts due to Pactiv or other Tenneco affiliates as part of the Group's interdivision account or other financing arrangement.

3) Earnings per share through April 11, 1999 has been calculated using the historical earnings of the Group and the number of common shares resulting from the closing of the acquisition on April 12, 1999 (94,600,000 common shares after giving effect to the 220-for-one stock split). For the PCA historical period from April 12, 1999 to December 31, 1999, earnings available to common stockholders includes a reduction for $9,296 of preferred stock dividends. PCA did not declare any dividends on its common shares in 1999.

    For all periods presented through April 11, 1999, basic and diluted earnings per share are the same because there are no potentially dilutive other securities. For the PCA historical period from April 12, 1999 to December 31, 1999, diluted earnings per share includes the dilutive effect of the 6,569,200 options granted in June 1999. This dilutive effect is calculated using the treasury stock method and the initial public offering price of $12 per share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion of historical results of operations and financial condition should be read in conjunction with the audited financial statements and the notes thereto which appear elsewhere in this report.

OVERVIEW

    In connection with the transactions, PCA acquired The Containerboard Group of Pactiv Corporation, which consisted of its containerboard and corrugated products business and which we refer to in this report as the Group. From its formation in January 1999 and through the closing of the acquisition on April 12, 1999, PCA did not have any significant operations. Accordingly, the historical financial results for periods prior to April 12, 1999 described below are those of the Group.

    The Group has historically operated as a division of Pactiv, and has not historically operated as a separate, stand-alone entity. As a result, the historical financial information included in this report does not necessarily reflect what the Group's financial position and results of operations would have been had the Group been operated as a separate, stand-alone entity during the periods presented.

    The acquisition was accounted for using historical values for the contributed assets. Purchase accounting was not applied because, under the applicable accounting guidance, a change of control was deemed not to have occurred as a result of the participating veto rights held by Pactiv after the closing of the transactions under the terms of the stockholders agreement entered into in connection with the transactions.

GENERAL

    The market for containerboard is highly cyclical. Historically, prices for containerboard have reflected changes in containerboard supply that result from capacity additions and reductions, as well as changes in inventory levels.

    Containerboard demand is dependent upon both domestic demand for corrugated products and linerboard export activity. Domestic demand for corrugated products is the more stable factor. It generally corresponds to changes in the rate of growth in the U.S. economy. Exports represent about 20% of total linerboard shipments.

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

    While export shipments in 1999 continued to be lower than in 1998, the supply/demand balance improved throughout 1999, and the average price of linerboard increased approximately 25% during 1999. However, industry oversupply conditions could return or economic conditions could deteriorate in the future.

    During 1999, several major containerboard manufacturers announced production curtailments and mill shutdowns, and only minimal capacity additions have been publicly announced through 2002 according to the American Forest & Paper Association.

    According to Pulp & Paper Week, after giving effect to the price increases in 1999, average prices in December 1999 for linerboard and corrugating medium were 25% and 46% higher, respectively, than December 1998 prices.

    Pulp & Paper Week, in its February 21, 2000 publication, reported that prices for linerboard and corrugating medium increased $50 per ton and $60 per ton, respectively, compared to January 2000 levels.

RESULTS OF OPERATIONS

    The historical results of operations of the Group and PCA are set forth below:

                                              GROUP                                 PCA
                              -------------------------------------   -------------------------------
                                                                         FOR THE          FOR THE
                                                        FOR THE        PERIOD FROM       PRO FORMA
                              FOR THE YEAR ENDED      PERIOD FROM     APRIL 12, 1999        YEAR
                                 DECEMBER 31,       JANUARY 1, 1999      THROUGH           ENDED
                              -------------------       THROUGH        DECEMBER 31,     DECEMBER 31,
                                1997       1998     APRIL 11, 1999         1999             1999
                              --------   --------   ---------------   --------------   --------------
                                                           (IN MILLIONS)
Net Sales...................  $1,411.4   $1,571.0       $ 433.2          $1,262.3         $1,695.5
                              ========   ========       =======          ========         ========

Operating Income (Loss).....  $   49.8   $  121.7       $(212.1)         $  192.2         $  218.1
Interest Expense............      (3.7)      (2.8)         (0.2)           (107.6)          (151.7)
Income (Loss) Before Taxes
  and Extraordinary Item....      46.1      118.9        (212.3)             84.6             66.4
Provision for Income
  Taxes.....................     (18.7)     (47.5)         83.7             (37.2)           (30.1)
                              --------   --------       -------          --------         --------

Income (Loss) Before
  Extraordinary Item........  $   27.4   $   71.4       $(128.6)         $   47.4         $   36.3
                              --------   --------       -------          --------         --------

Extraordinary Item..........        --         --          (6.3)             (6.9)            (6.9)
                              --------   --------       -------          --------         --------

Net Income (Loss)...........  $   27.4   $   71.4       $(134.9)         $   40.5         $   29.4
                              ========   ========       =======          ========         ========

PRO FORMA YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

    NET SALES

    Net sales increased by $124.4 million, or 7.9%, for the pro forma year ended December 31, 1999 from the comparable period in 1998. The increase was the result of increased sales volume of both corrugated products and containerboard and the increased sales prices of corrugated products and containerboard to third parties.

    Average prices of corrugated products increased by 1.0% for the pro forma year ended December 31, 1999 from the comparable period of 1998, while corrugated products volume increased by 7.1% in 1999, from 25.0 billion square feet in 1998 to 26.7 billion square feet in 1999.

    Average containerboard prices for third party sales increased by 8.2% in the pro forma year of 1999 from the comparable period in 1998, while volume to external domestic and export customers increased 8.5% to 571,749 tons in 1999 from 527,041 tons in 1998.

    According to Pulp & Paper Week, average linerboard and semi-chemical medium prices for 42 lb. Liner-East and 26 lb. Medium-East, which are representative benchmark grades, were $401 and $361, respectively, per ton in 1999. This compares to $373 and $315, respectively, per ton in 1998. Acccording to the Fibre Box Association, average sale prices for corrugated products increased by 5.0% in 1999 from 1998.

    INCOME BEFORE INTEREST EXPENSE AND INCOME TAXES (OPERATING INCOME)

    Operating income increased by $87.1 million or 73.2% for the pro forma year ended December 31, 1999 compared to 1998. This increase excludes a $12.2 million gain on a 1999 fourth quarter timberlands sale and for the comparable period in 1998 a $16.9 million gain on the sale of non-strategic woodlands, a $15.1 million gain on the sale of a 20% interest in a recycled paperboard joint venture, a $14.4 million restructuring charge, and a $14.8 million charge for factored receivables financing. The increase was the result of increased sales volume of both corrugated products and containerboard, the increased sales prices of corrugated products and containerboard to third parties and reduced corporate overhead expenses.

    Gross profit increased $77.2 million, or 27.4% for the pro forma year ended December 31, 1999 from the comparable period in 1998. Gross profit as a percentage of sales improved from 17.9% of sales in 1998 to 21.1% of sales in the current year primarily due to the sales price and volume increases described above.

    Selling and administrative expenses were unchanged at $109.0 million for the pro forma year ended December 31, 1999 from the comparable period in 1998.

    Corporate overhead for the pro forma year ended December 31, 1999, decreased by $20.5 million, or 32.4% from the comparable period in 1998. The reduction primarily reflects the difference in cost between the overhead charged to the Group by Tenneco and Pactiv and overhead expenses incurred by PCA as a stand-alone entity. Corporate overhead for the pro forma year ended
December 31, 1999 included three and one-half months of corporate overhead charged by Tenneco and Pactiv and eight and one-half months of corporate overhead expenses incurred by PCA as a stand-alone entity. Corporate overhead for the comparable period in 1998 consisted exclusively of corporate overhead charged by Tenneco and Pactiv.

    INTEREST EXPENSE AND INCOME TAXES

    Interest expense increased by $148.9 million, or 5,353.3%, for the pro forma year ended December 31, 1999 from the comparable period in 1998, primarily due to borrowings under the senior credit facility and the issuance of $550 million of the senior subordinated notes. This indebtedness was incurred to finance the transactions.

    PCA's effective tax rate was 43.9% for the pro forma year ended
December 31, 1999 and 40.0% for the comparable period in 1998. The tax rate is higher than the federal statutory rate of 35.0% due to state income taxes.

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

    NET SALES

    Net sales increased by $159.6 million, or 11.3%, from 1997 to 1998. The increase was primarily the result of increases in prices for both corrugated products and containerboard and, to a lesser extent, increases in shipments of corrugated products.

    Average prices for corrugated products increased by 7.0% in 1998 from 1997, while corrugated volume increased by 4.6% in 1998, from 23.9 billion square feet in 1997 to 25.0 billion square feet in 1998.

    Average containerboard prices for external third party sales increased by 11.7% in 1998 from 1997, while volume to external domestic and export customers decreased 8.4%, to 527,000 tons in 1998 from 575,000 tons in 1997.

    According to Pulp & Paper Week, an industry publication, average linerboard and semi-chemical medium prices for 42 lb. Liner-East and 26 lb. Medium-East, which are representative benchmark grades, were $373 and $315, respectively, per ton in 1998. This compares to $333 and $268, respectively, per ton in 1997. According to the Fibre Box Association, average sale prices for corrugated products increased by 4.0% in 1998 from 1997.

    INCOME BEFORE INTEREST EXPENSE AND INCOME TAXES (OPERATING INCOME)

    Operating income increased by $96.4 million, or 1,251.9%, from 1997 to 1998, excluding a $16.9 million gain on the sale of non-strategic woodlands, a $15.1 million gain on the sale of a 20% interest in a recycled paperboard joint venture and a $14.4 million restructuring charge in 1998. Operating income in 1997 excludes a net gain of $37.7 million related to mill lease refinancing and a $4.4 million gain on the sale of non-strategic woodlands. This increase was primarily the result of both higher sales prices and sales volumes, which primarily contributed to the gross margin improvement of $112.0 million, or 66.1%.

    Gross margins improved from 12.0% of sales in 1997 to 17.9% of sales in 1998, primarily due to the price increases described above. These price increases were partially offset by a higher level of depreciation attributable to the Group's capital expenditure program and to higher costs incurred as a result of changes in product mix.

    Selling and administrative expenses increased by $6.1 million, or 5.9%, from 1997 to 1998, primarily as a result of costs incurred to support the increased focus on graphics design and other value added product services in corrugated products.

    Corporate allocations increased by $1.8 million, or 2.9%, primarily as a result of the Group's increased use of the Tenneco shared services center located in The Woodlands, Texas.

    INTEREST EXPENSE AND INCOME TAXES

    The Group's interest expense for 1998 and 1997 primarily related to the cost of debt incurred to finance a boiler at the Counce mill. The interest expense declined by approximately $1.0 million, or 25.6%, in 1998, as a portion of this debt was retired during the year.

    The Group's effective tax rate was 40.0% in 1998 and 40.6% in 1997. The tax rate is higher than the federal statutory rate of 35.0% due to state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

    PRIOR TO THE TRANSACTIONS

    As a division of Pactiv, the Group did not maintain separate cash accounts other than for petty cash. The Group's disbursements for payroll, capital projects, operating supplies and expenses were processed and funded by Pactiv through centrally managed accounts. In addition, cash receipts from the collection of accounts receivable and the sales of assets were remitted directly to bank accounts controlled by Pactiv.

    Because of Pactiv's centrally managed cash system, in which the cash receipts and disbursements of Pactiv's various divisions were commingled, it was not feasible to segregate cash received from Pactiv, such as financing for the business, from cash transmitted to Pactiv, such as a distribution. Accordingly, the net effect of these cash transactions with Pactiv is represented as a single line item within the financing section of the statement of cash flows. Similarly, the activity of the interdivision account presents the net transfer of funds and charges between Pactiv and the Group as a single line item.

    Effective April 12, 1999, PCA maintains its own cash accounts.

    OPERATING ACTIVITIES

    Cash flow provided by operating activities increased $83.1 million, or 42.5%, for the pro forma year ended December 31, 1999 from the comparable period in 1998. The increase was primarily due to the replacement of leased assets with owned, depreciable assets in connection with the April 12, 1999 transactions and a reduction in working capital.

    Cash flow provided by operating activities increased by $88.2 million, or 82.3%, from 1997 to 1998. The increase was due primarily to higher net income of $44.0 million, collection of a higher level of receivables and increased non-cash charges for restructuring and depreciation.

    INVESTING ACTIVITIES

    Net cash used for investing activities decreased $328.1 million, or 184.6%, for the pro forma year ended December 31, 1999 from the comparable period in 1998, primarily attributable to a prepaid lease payment made in December 1998 to acquire timberland as part of a lease buy-out and timberlands sale proceeds received in the fourth quarter of 1999.

    Cash used for investing activities increased by $65.8 million, or 58.9%, from 1997 to 1998. The increase was primarily attributable to the prepaid lease payment previously discussed. Proceeds from assets sales were $15.8 million higher in 1998, due to the 1998 timberland sale transaction previously described. During 1997 and 1998, additions to property, plant and equipment totaled $110.2 million and $103.4 million, respectively.

    As of December 31, 1999, PCA had commitments for capital expenditures of $66.3 million. PCA believes operating cash flow from continuing operations will be sufficient to fund these commitments.

    FINANCING ACTIVITIES

    Cash used for financing activities increased $409.8 million, or 2,319.2%, for the pro forma year ended December 31, 1999 from the comparable period in 1998. The increase was primarily attributable to the voluntary prepayments PCA has made on its three term loans under the senior credit facility.

    Cash provided by financing activities decreased by $21.4 million, or 584.6%, from 1997 to 1998, primarily reflecting the change in the net transfer of funds between the Group and Pactiv. The Group also retired $10.3 million of debt during 1998, which related to the financing of a boiler at the Counce mill.

    AFTER THE TRANSACTIONS

    Following the transactions, PCA's primary sources of liquidity are cash flow from operations and borrowings under PCA's new revolving credit facility. PCA's primary uses of cash are for debt service and capital expenditures. PCA expects to be able to fund its debt service and capital expenditures from these sources.

    PCA incurred substantial indebtedness in connection with the transactions. On April 12, 1999, PCA had approximately $1.77 billion of indebtedness outstanding. PCA's significant debt service obligations following the transactions could have material consequences to PCA's securityholders, including holders of common stock.

    Concurrently with the transactions, PCA issued the notes and preferred stock and entered into the senior credit facility. The senior credit facility initially provided for three term loans in an aggregate amount of $1.21 billion and a revolving credit facility with up to $250.0 million in availability. Upon the closing of the acquisition, PCA borrowed the full amount available under the term loans and $9.0 million under the revolving credit facility. The following table provides the interest rate as of December 31, 1999 for each of the term loans and the revolving credit facility:

BORROWING ARRANGEMENT                                         INTEREST RATE
---------------------                                         -------------
Term Loan A.................................................      8.7036%
Term Loan B.................................................      9.2035%
Term Loan C.................................................      9.4536%
Revolver
  Revolver--Eurodollar......................................        N.A.
  Revolver--Base Rate.......................................        N.A.

    The borrowings under the revolving credit facility are available to fund PCA's working capital requirements, capital expenditures and other general corporate purposes. The Term Loan A must be repaid in quarterly installments from December 2001 through 2005. The Term Loan B must be repaid in quarterly installments from December 2001 through 2007. The Term Loan C must be repaid in quarterly installments from December 2001 through 2008. The revolving credit facility will terminate in 2005. See "Description of Certain Indebtedness--Description of Senior Credit Facility."

    Effective December 14, 1999, PCA elected to reduce its availability under the revolving credit facility from $250.0 million to $150.0 million.

    PCA made voluntary prepayments using timberland proceeds or excess cash to permanently reduce its borrowings under the term loans on the following dates in the following amounts:

    - May 18, 1999--$75.0 million;

    - July 15, 1999--$10.0 million;

    - September 16, 1999--$1.3 million;

    - September 30, 1999--$13.7 million;

    - October 1, 1999--$194.6 million;

    - October 14, 1999--$27.5 million;

    - October 29, 1999--$10.9 million;

    - November 15, 1999--$10.0 million;

    - November 19, 1999--$12.5 million;

    - November 22, 1999--$43.7 million;

    - November 30, 1999--$23.8 million;

    - December 30, 1999--$8.0 million; and

    - January 19, 2000--$0.7 million.

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

    PCA estimates that it will make approximately $135 million in capital expenditures in 2000. These expenditures will be used primarily for cost reduction, business growth, maintenance and environmental compliance.

    In August 1999, PCA signed purchase and sales agreements with various buyers to sell 405,000 acres of its 800,000 acres of owned timberland. PCA completed these sales in the fourth quarter of 1999 and received total proceeds of $263 million. These proceeds were used to pay down debt.

    In addition, PCA is permitted under the terms of the senior credit facility and the indenture governing the notes to use net proceeds in excess of $500.0 million, if any, to redeem up to $100.0 million of the notes, or to pay a dividend on or repurchase its equity interests. Under the terms of the notes indenture, PCA may use the net proceeds of a timberland sale to redeem not more than 35% of the aggregate principal amount of notes issued and outstanding under the notes indenture, excluding notes held by PCA and its subsidiaries. PCA must make the redemption within 60 days of the timberland sale and must pay a redemption price equal to 109.625% of the principal amount of notes to be redeemed plus accrued and unpaid interest and liquidated damages, if any, to the date of redemption.

    PCA may only use the net proceeds of a timberland sale to pay a dividend or repurchase its equity interests if PCA's debt to cash flow ratio at the time of payment or repurchase, after giving effect to the payment or repurchase, the application of the proceeds of the timberland sale, and any increase in fiber, stumpage or similar costs as a result of the timberland sale, would be no greater than 4.5:1 and PCA's debt and preferred stock to cash flow ratio no greater than 5.0:1. The senior credit facility imposes similar restrictions on the ability of PCA to use the net proceeds of a timberland sale to make these payments or repurchases.

    On February 2, 2000, PCA completed an initial public offering of its common stock. On March 3, 2000, PCA used the net proceeds from the offering to redeem all of its outstanding shares of 12.375% senior exchangeable preferred stock due 2010. See note 18 to PCA's financial statements.

    PCA believes that cash generated from operations will be adequate to meet its anticipated debt service requirements, capital expenditures and working capital needs for the next 12 months, and that cash generated from operations and amounts available under the revolving credit facility will be adequate to meet its anticipated debt service requirements, capital expenditures and working capital needs for the foreseeable future. There can be no assurance, however, that PCA's business will generate sufficient cash flow from operations or that future borrowings will be available under the senior credit facility or otherwise to enable it to service its indebtedness, including the senior credit facility and the notes, to retire or redeem the notes when required or to make anticipated capital expenditures. PCA's future operating performance and its ability to service or refinance the notes and to service, extend or refinance the senior credit facility will be subject to future economic conditions and to financial, business and other factors, many of which are beyond PCA's control.

ENVIRONMENTAL MATTERS

    We are subject to, and must comply with, a variety of federal, state and local environmental laws, particularly those relating to air and water quality, waste disposal and the cleanup of contaminated soil and groundwater. Because environmental regulations are constantly evolving, we have incurred, and will continue to incur, costs to maintain compliance with those laws. In particular, the United States Environmental Protection Agency recently finalized the Cluster Rules which govern pulp and paper mill operations, including those at the Counce, Filer City, Valdosta and Tomahawk mills. Over the next several years, the Cluster Rules will affect our allowable discharges of air and water pollutants, and require us to spend money to ensure compliance with those new rules.

    As is the case with any industrial operation, we have, in the past, incurred costs associated with the remediation of soil or groundwater contamination, as required by the federal Comprehensive Environmental Response, Compensation and Liability Act, commonly known as the federal "Superfund" law, and analogous state laws. Cleanup requirements arise with respect to properties we currently own or operate, former facilities and off-site facilities where we have disposed of hazardous substances. Because liability under these laws is strict, meaning that liability is imposed without fault, joint and several, meaning that liability is imposed on each party without regard to contribution, and retroactive, we could receive notifications of cleanup liability in the future and this liability could be material. Under the terms of the contribution agreement, Pactiv has agreed to retain all liability for all former facilities and all sites associated with pre-closing off-site waste disposal. Pactiv has also retained environmentally impaired real property in Filer City, Michigan unrelated to current mill operations.

    Because liability for remediation costs under environmental laws is strict, meaning that liability is imposed without fault, joint and several, meaning that liability is imposed on each party without regard to contribution, and retroactive, we could receive notifications of cleanup liability in the future and this liability could be material. From January 1994 through December 1999, remediation costs at our mills and converting plants totaled about $2.5 million. As of December 31, 1999, we maintained a reserve of $0.1 million for environmental remediation liability as well as a general overall environmental reserve of $3.6 million, which includes funds relating to onsite landfills and surface impoundments as well as on-going and anticipated remedial projects. Total capital costs for environmental matters, including Cluster Rule compliance, was $11.0 million for 1999 and we currently estimate that they will be $25.6 million for 2000.

YEAR 2000 ISSUE

    YEAR 2000 ISSUE. Year 2000 issues address the ability of electronic processing equipment to process date sensitive information and recognize the last two digits of a date as occurring in or after the Year 2000. Many of our computer software and hardware systems, and some of our non-information technology infrastructure and manufacturing equipment, that utilize date-sensitive data, were structured to use a two-digit data field. As a result, these IT and non-IT systems would not, as originally structured, be able to properly recognize dates in or after the Year 2000. We believe we have completed the remediation or replacement of critical IT and non-IT systems, and as of March 1, 2000, Year 2000 issues have not had and are not expected to have a material adverse effect on our results of operations.

    YEAR 2000 PROGRAM. Our predecessor, Pactiv, created a Year 2000 management team in June of 1998 to address the Year 2000 issue. The Year 2000 program, started by Pactiv and continued by PCA, involved three primary phases:

    - identifying and testing all information technology systems and all non-information technology infrastructure and equipment that have a potential Year 2000 issue;

    - remediating or replacing all non-compliant systems and equipment; and

    - testing all remediated or replaced systems and equipment.

    In addition, our Year 2000 efforts have involved assessing and monitoring the Year 2000 readiness of our major suppliers and vendors, responding to customer inquiries regarding our state of readiness, tracking Year 2000 related expenditures and developing contingency or continuity plans.

    STATE OF READINESS. PCA has completed all phases of its Year 2000 program. As of March 1, 2000 all critical functions were operating in the Year 2000 with no apparent Year 2000 issues. None of PCA's products are date-sensitive. In addition, we have reasonable assurance that as an outcome of our testing/ certification process, we will continue to remain in normal "operations and maintenance" mode with no Year 2000 issues materially affecting our business.

    In addition, we have developed and implemented a standard purchasing, accounts payable and maintenance tracking system for our mills. In conjunction with our Year 2000 project we have also implemented new order entry, corrugator scheduling, converting scheduling, shop floor manufacturing, shipping, inventory management and invoicing systems as part of an overall modernization project for our corrugated products plants.

    YEAR 2000 COSTS. As of December 31, 1999, we incurred costs of approximately $4.5 million to address Year 2000 issues. We do not expect to incur any significant additional costs to address Year 2000 issues. We have expensed these costs as they have been incurred, except in instances where we determined that replacing existing computer systems or equipment was more effective and efficient, particularly where additional functionality was available.

    YEAR 2000 RISKS. At this time, we believe we have resolved all material Year 2000 issues. However, it is possible that latent Year 2000 issues could arise in the future. If this happens, we will implement our contingency plans in an effort to minimize the impact of the problem.

IMPACT OF INFLATION

    PCA does not believe that inflation has had a material impact on its financial position or results of operations during the past three years.

NEW ACCOUNTING STANDARDS

    For a description of changes in accounting principles affecting PCA, see
Note 2 to PCA's audited consolidated financial statements included elsewhere in this report.

ITEM 7A.  QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Historically, PCA has not had any material market risk due to the fact that its debt financing and risk management activities were conducted by Pactiv or Tenneco. As a result of the transactions, PCA is exposed to the impact of interest rate changes and changes in the market value of its financial instruments. PCA periodically enters into derivatives in order to minimize these risks, but not for trading purposes.

    On March 5, 1999, PCA entered into an interest rate protection agreement with J.P. Morgan Securities Inc. to lock in then current interest rates on 10-year U.S. Treasury notes. PCA entered into this agreement to protect it against increases in the 10-year U.S. Treasury note rate, which served as a reference in determining the interest rate applicable to the notes, which have a comparable term. The agreement had a notional amount of $450.0 million and a 10-year U.S. Treasury note reference rate of 5.41%. As a result of a decrease in the interest rate on 10-year U.S. Treasury notes, PCA was obligated to make a single payment of approximately $8.4 million to J.P. Morgan Securities Inc. upon settlement of the agreement which was made on the date of the closing of the notes offering.

    Under the terms of the senior credit facility, PCA is required to maintain for at least two years after the closing of the transactions interest rate protection agreements establishing a fixed maximum interest rate with respect to at least 50% of the outstanding term loans under the senior credit facility.

    As a result, PCA has entered into three interest rate collar agreements which protect against rising interest rates and simultaneously guarantee a minimum interest rate. The notional amount of these collars was $720 million. As PCA has made debt prepayments, the required notional amount of these collars has continued to decrease. Accordingly, on November 30, 1999 PCA sold an interest rate collar which reduced the notional amount of the remaining two collars to $510 million. The weighted average floor of the interest rate collar agreements is 4.96% and the weighted average ceiling of the interest rate collar agreements is 6.75%. The interest rate on approximately 65% of PCA's term loan obligations at December 31, 1999 are capped. PCA receives payments under the collar agreements if the LIBOR rate exceeds the ceiling. Correspondingly, PCA makes payments under the collar agreements if the LIBOR rate goes below the floor. In both cases, the amount received or paid is based on the notional amount and the difference between the actual LIBOR rate and the ceiling or floor rate. The weighted average duration of the interest rate collar agreements is approximately three and one half years.

    PCA's earnings are affected by changes in short-term interest rates as a result of borrowings under the term loans. If LIBOR interest rates for these borrowings increase one percent, PCA's interest expense would increase, and income before income taxes would decrease, by approximately $7.8 million annually until the LIBOR rate exceeds the ceiling rate. At that point, only 35% of the debt would result in additional interest rate expense. As of December 31, 1999, the interest rate on the term loans was based on a weighted average LIBOR rate of 5.9%. The effect of the interest rate change to the fair market value of the outstanding debt is insignificant. This analysis does not consider any other impacts on fair value that could exist in such an interest rate environment. In the event of a change in interest rates, management could take actions to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in PCA's financial structure.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The response to this item is included in a separate section of this report on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

    There were no changes in or disagreements with PCA's accountants during 1999.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS

    The names, ages and positions of the persons who are the directors and executive officers of PCA are provided below:

NAME                                 AGE      POSITION
----                                 ---      --------
Paul T. Stecko...................     55      Chairman of the Board and Chief Executive Officer
William J. Sweeney...............     59      Executive Vice President--Corrugated Products
Richard B. West..................     47      Chief Financial Officer, Vice President and Secretary
Mark W. Kowlzan..................     45      Vice President--Containerboard/Wood Products
Andrea L. Davey..................     43      Vice President--Human Resources
Samuel M. Mencoff................     43      Director and Vice President
Justin S. Huscher................     46      Director and Assistant Secretary
Thomas S. Souleles...............     31      Director and Assistant Secretary
Henry F. Frigon..................     65      Director
Rayford K. Williamson............     74      Director

    PAUL T. STECKO has served as Chief Executive Officer of PCA since January 1999 and as Chairman of the Board of PCA since March 1999. From November 1998 to April 1999, Mr. Stecko served as President and Chief Operating Officer of Tenneco, now known as Tenneco Automotive. From January 1997 to that time, Mr. Stecko served as Chief Operating Officer of Tenneco. From December 1993 through January 1997, Mr. Stecko served as President and Chief Executive Officer of Tenneco Packaging, now known as Pactiv. Prior to joining Tenneco Packaging, Mr. Stecko spent 16 years with International Paper Company. Mr. Stecko is a member of the board of directors of Pactiv, Tenneco Automotive, State Farm Mutual Insurance Company and American Forest and Paper Association.

    WILLIAM J. SWEENEY has served as Executive Vice President--Corrugated Products of PCA since April 1999. From May 1997 to April 1999, Mr. Sweeney served as Executive Vice President--Paperboard Packaging of Tenneco Packaging, now known as Pactiv. From May 1990 to May 1997, Mr. Sweeney served as Senior Vice President and General Manager--Containerboard Products of Tenneco Packaging. From 1983 to that time, Mr. Sweeney served as General Manager and Vice President of Stone Container Corporation. From 1978 to 1983, Mr. Sweeney served as Sales Manager, Operations Manager and Division Vice President at Continental Group and from 1967 to that time, as Sales Manager and General Manager of Boise Cascade Corporation.

    RICHARD B. WEST has served as Chief Financial Officer of PCA since March 1999, as Secretary since April 1999 and also as Vice President since July 1999. From March 1999 to June 1999, Mr. West also served as Treasurer of PCA.
Mr. West served as Vice President of Finance--Paperboard Packaging of Tenneco Packaging, now known as Pactiv, from 1995 to April 1999. Prior to joining Tenneco Packaging, Mr. West spent 20 years with International Paper Company where he served as an Internal Auditor, Internal Audit Manager and Manufacturing Controller for the Printing Papers Group and Director/ Business Process Redesign.

    MARK W. KOWLZAN has served as Vice President--Containerboard/Wood Products of PCA since April 1999. From 1998 to April 1999, Tenneco Packaging, now known as Pactiv, employed Mr. Kowlzan as Vice President and General
Manager--Containerboard/Wood Products and from May 1996 to 1998, as

Operations Manager and Mill Manager of the Counce mill. Prior to joining Tenneco Packaging, Mr. Kowlzan spent 15 years at International Paper Company, where he held a series of operational positions within its mill organization.

    ANDREA L. DAVEY has served as Vice President--Human Resources of PCA since April 1999. From 1994 to April 1999, Ms. Davey was employed principally by Tenneco Packaging, now known as Pactiv, where she held the positions of Director of Field Employee Relations, Director of Training and Development, Director of Compensation and Benefits, and Project Manager of HRIS project and also served in the capacity of Vice President--Human Resources, Paperboard Packaging from May 1997 to April 1999. From 1992 until joining Tenneco Packaging in 1994,
Ms. Davey served as Director of Human Resources for the Bakery division of Sara Lee Corporation. From 1989 to that time, she served as Human Resource Manager for the Converting Group of International Paper Company. Prior to that time, Ms. Davey spent five years with ITT Corporation, where she served in several human resources positions.

    SAMUEL M. MENCOFF has served as a director and Vice President of PCA since January 1999. Mr. Mencoff has been employed principally by Madison Dearborn Partners, Inc. since 1993 and currently serves as a Managing Director. From 1987 until 1993, Mr. Mencoff served as Vice President of First Chicago Venture Capital. Mr. Mencoff is a member of the operating committee of the general partner of Golden Oak Mining Company, L.P. and a member of the board of directors of Bay State Paper Holding Company, Buckeye Technologies, Inc. and Riverwood Holding, Inc.

    JUSTIN S. HUSCHER has served as a director of PCA since March 1999 and also as an Assistant Secretary of PCA since April 1999. Mr. Huscher has been employed principally by Madison Dearborn Partners, Inc. since 1993 and currently serves as a Managing Director. From 1990 until 1993, Mr. Huscher served as Senior Investment Manager of First Chicago Venture Capital. Mr. Huscher is a member of the operating committee of the general partner of Golden Oak Mining Company, L.P. and a member of the board of directors of Bay State Paper Holding Company.

    THOMAS S. SOULELES has served as a director of PCA since March 1999 and also as an Assistant Secretary of PCA since April 1999. From January 1999 to
April 1999, Mr. Souleles served as a Vice President and Secretary of PCA.
Mr. Souleles has been employed principally by Madison Dearborn Partners, Inc. since 1995 and currently serves as a Director. Prior to joining Madison Dearborn Partners, Inc., Mr. Souleles attended Harvard Law School and Harvard Graduate School of Business Administration where he received a J.D. and an M.B.A.
Mr. Souleles is a member of the board of directors of Bay State Paper Holding Company.

    HENRY F. FRIGON has served as a director of PCA since February 2000. Mr. Frigon is currently Chairman, President and Chief Executive Officer of Carstar, Inc., a provider of collision repair services. Since 1994, he has been a private investor and business consultant. Mr. Frigon served as Executive Vice President--Corporate Development and Strategy and Chief Financial Officer of Hallmark Cards, Inc. from 1990 through 1994. He retired as President and Chief Executive Officer of BATUS, Inc. in March 1990 after serving with the company for over 10 years. Mr. Frigon currently serves as a director of H&R Block, Inc., Buckeye Technologies, Inc., Dimon, Inc. and Sypress Solutions, Inc.

    RAYFORD K. WILLIAMSON has served as a director of PCA since February 2000. Prior to his retirement in 1998, Mr. Williamson served as Senior Vice President of B E & K, Inc., a construction and engineering consulting firm, from 1995 to 1998. Prior to that time, Mr. Williamson was President of B E & K Engineering Company from 1989 to 1995 and Vice President of B E & K Engineering Company from 1985 to 1989. From 1951 to 1985, Mr. Williamson was employed by International Paper. His most recent position with International Paper was Vice President and Project Manager of the Georgetown, South Carolina mill reconfiguration project from 1982 to 1985. Mr. Williamson's responsibilities included engineering, construction and mill operations. Mr. Williamson currently serves as Director Emeritus of B E & K, Inc.

BOARD COMMITTEES

    PCA has two committees--an audit committee and a compensation committee. Each of these committees consists of a majority of nonmanagement directors.

    The audit committee will review and recommend to the board internal accounting and financial controls for PCA and accounting principles and auditing practices and procedures to be used in the preparation of PCA's financial statements. The audit committee will also make recommendations to the board concerning the engagement of independent public accountants and the scope of their audits. The audit committee consists of Henry F. Frigon, chairman, and Rayford K. Williamson.

    The compensation committee will administer PCA's benefit plans and make recommendations concerning the compensation of employees. The compensation committee consists of Samuel M. Mencoff, chairman, and Thomas S. Souleles.

ITEM 11.  EXECUTIVE COMPENSATION

COMPENSATION OF EXECUTIVE OFFICERS

    None of the executive officers of PCA received compensation from PCA prior to the closing of the transactions on April 12, 1999. Before the closing of the transactions, PCA's chief executive officer and its four other most highly compensated executive officers, Mr. Stecko, Mr. Sweeney, Mr. West, Mr. Kowlzan and Ms. Davey, were employed by, and received compensation from, Tenneco or its affiliates.

    Under the terms of letter agreements entered into with Mr. Stecko on January 25, 1999 and May 19, 1999, PCA pays Mr. Stecko a base salary of $600,000 per annum, subject to increases approved by the Board, and has agreed to pay
Mr. Stecko an annual bonus of not less than $500,000 with respect to each of the fiscal years 1999, 2000 and 2001, and an annual perquisite allowance of not less than $60,000 payable in cash. In addition, PCA paid Mr. Stecko a signing bonus payment of $1 million, the net proceeds of which, under the terms of the letter agreements, were invested in common stock of PCA. If PCA terminates Mr. Stecko without cause, he is entitled to receive an amount equal to three times the sum of his base salary plus the amount of the highest annual bonus paid to him during the previous three year period.

    Under the terms of a memorandum from PCA to Mr. Sweeney, dated April 16, 1999, PCA agreed to pay Mr. Sweeney a bonus in the amount of $500,000 if either PCA terminates Mr. Sweeney before April 12, 2002 for any reason other than for cause or he is still employed by PCA on April 12, 2002. If Mr. Sweeney dies before April 12, 2002, the bonus will be paid to his beneficiaries on a pro rata basis. Mr. Sweeney agreed to use the after-tax proceeds of this bonus to pay off the outstanding balance, if any, of the loan he received from Morgan Guaranty Trust Company of New York to purchase equity of PCA during the June 1999 management equity issuance.

    SUMMARY COMPENSATION TABLE. The following table sets forth compensation information for the period from April 12, 1999 through December 31, 1999 for PCA's chief executive officer and the four other most highly compensated executive officers of PCA for the period ended December 31, 1999.

                                                                                                LONG-TERM
                                                              ANNUAL COMPENSATION             COMPENSATION
                                                     --------------------------------------   -------------
                NAME AND                                                      OTHER ANNUAL       OPTIONS         ALL OTHER
           PRINCIPAL POSITION               YEAR      SALARY        BONUS     COMPENSATION     GRANTED (#)    COMPENSATION (4)
----------------------------------------  --------   --------      --------   -------------   -------------   ----------------
Paul T. Stecko..........................    1999     $434,545(1)   $750,000(2)    $57,684(3)    1,386,000        $1,008,289
  Chief Executive Officer
William J. Sweeney......................    1999      255,943(1)   $250,000(2)   --(3)            587,400            39,914
  Executive Vice President-Corrugated
  Products
Richard B. West.........................    1999      143,142(1)   $150,000(2)   --(3)            215,600            54,055
  Chief Financial Officer, Vice
  President and Secretary
Mark W. Kowlzan.........................    1999      140,941(1)   $175,000(2)   --(3)            350,900             1,379
  Vice President-Containerboard/Wood
  Products
Andrea L. Davey.........................    1999      108,859(1)   $ 85,000(2)   --(3)            140,580             9,795
  Vice President-Human Resources

------------------------------

(1) Represents salary paid by PCA from April 12, 1999, the date of the closing of the transactions, through December 31, 1999.

(2) Represents annual bonuses earned during the period from January 1, 1999 to December 31, 1999 that were paid in January 2000.

(3) In the case of Mr. Stecko, represents amounts paid by PCA for tax and financial planning assistance in connection with the transactions. None of the other named executive officers received perquisites and other benefits exceeding the lesser of $50,000 or 10% of his or her total annual salary and bonus.

(4) Includes the dollar value of life insurance premiums paid by PCA on behalf of the named executive officers, amounts contributed to supplemental executive retirement accounts for the benefit of the named executive officers and, in the case of Mr. Stecko, a $1 million signing bonus paid by PCA and, in the case of Mr. West, a one-time bonus paid by PCA for successful completion of the transactions.

    OPTION GRANT TABLE. The following table shows all grants of options to acquire shares of PCA common stock made to the named executive officers under the management equity agreements during 1999.

                       OPTION GRANTS IN LAST FISCAL YEAR

                                                                                      POTENTIAL REALIZABLE VALUE
                                                                                       AT ASSUMED ANNUAL RATES
                          NUMBER OF                                                         OF STOCK PRICE
                         SECURITIES    PERCENTAGE OF TOTAL                                   APPRECIATION
                         UNDERLYING      OPTIONS GRANTED     EXERCISE                    FOR OPTION TERM (1)
                           OPTIONS        TO EMPLOYEES         PRICE     EXPIRATION   --------------------------
NAME                       GRANTED       IN FISCAL YEAR      PER SHARE      DATE          5%            10%
----                     -----------   -------------------   ---------   ----------   -----------   ------------
Paul T. Stecko.........   1,386,000           21.1%            $4.55       6/1/09     $3,965,998    $10,050,618
William J. Sweeney.....     587,400            8.9              4.55       6/1/09      1,680,828      4,259,548
Richard B. West........     215,600            3.3              4.55       6/1/09        616,933      1,563,429
Mark W. Kowlzan........     350,900            5.3              4.55       6/1/09      1,004,090      2,544,561
Andrea L. Davey........     140,580            2.1              4.55       6/1/09        402,266      1,019,420

------------------------

(1) Amounts reflect certain assumed rates of appreciation set forth in the executive compensation disclosure rules of the SEC. Actual gains, if any, on stock option exercises depend on future performance of PCA's common stock and overall stock market conditions. No assurances can be made that the amounts reflected in these columns will be achieved.

    OPTION EXERCISES AND YEAR-END VALUE TABLE. The following table shows aggregate exercises of options during 1999 by the named executive officers and the aggregate value of unexercised options held by each named executive officer as of December 31, 1999.

                   AGGREGATE OPTION EXERCISES IN LAST FISCAL
                        YEAR AND YEAR-END OPTION VALUES

                                                                                       VALUE OF UNEXERCISED
                                                         NUMBER OF UNEXERCISED         IN-THE-MONEY OPTIONS
                               SHARES                   OPTIONS AT YEAR END(1)           AT YEAR END(1)(2)
                             ACQUIRED ON    VALUE     ---------------------------   ---------------------------
NAME                          EXERCISE     REALIZED   EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
----                         -----------   --------   -----------   -------------   -----------   -------------
Paul T. Stecko.............     0             0          0            1,386,000        0           $10,325,700
William J. Sweeney.........     0             0          0              587,400        0             4,376,130
Richard B. West............     0             0          0              215,600        0             1,606,220
Mark W. Kowlzan............     0             0          0              350,900        0             2,614,205
Andrea L. Davey............     0             0          0              140,580        0             1,047,321

------------------------

(1) These options were not exercisable at year end but became exercisable upon completion of the initial public offering of PCA's common stock on February 2, 2000.

(2) Based on the initial public offering price of $12.00 per share.

COMPENSATION OF DIRECTORS

    PCA does not currently compensate inside directors for serving as a director or on committees of the board of directors or pay inside directors any fees for attendance at meetings of the board. PCA compensates outside directors $1,000 per regular meeting attended of the board of directors and $1,000 per meeting attended of any committee of the board of directors. All directors are reimbursed for reasonable out-of-pocket expenses incurred in connection with their attendance at board and committee meetings. In addition, PCA has granted each of its current outside directors, Messrs. Frigon and Williamson, options to purchase 7,000 shares of common stock at an exercise price of $10.4375, representing the fair market value on the date of the grants. These options vest in four equal annual installments beginning on February 15, 2001.

MANAGEMENT EQUITY AGREEMENTS

    PCA entered into management equity agreements in June 1999 with 125 of its management-level employees, including the named executive officers. Under these agreements, PCA sold 3,132,800 shares of common stock to 113 of these employees at approximately $4.55 per share, the same price per share at which PCA Holdings purchased equity in the transactions. PCA guaranteed bank financing in the amount of $5,200,000 in the aggregate to enable some of these members of PCA's management to purchase equity under their respective management equity agreements. The amount of bank financing guaranteed by PCA with respect to any employee did not exceed 50% of the purchase price paid by the employee under his or her management equity agreement.

    The management equity agreements also provide for the grant of options to purchase up to an aggregate of 6,569,200 shares of PCA's common stock at the same price per share at which PCA Holdings purchased common stock in the transactions. These options became exercisable upon completion of PCA's initial public offering. The option shares are subject to contractual restrictions on transfer for a period of up to 18 months following completion of the offering. All of the options identified in the option grant table above were issued under the management equity agreements.

LONG-TERM EQUITY INCENTIVE PLAN

    In 1999, PCA adopted the Packaging Corporation of America 1999 Long-Term Equity Incentive Plan. The equity incentive plan provides for grants of stock options, stock appreciation rights, or SARs, restricted stock and performance awards. Directors, officers and employees of PCA and its subsidiaries, as well as others who engage in services for PCA, are eligible for grants under the plan. The purpose of the equity incentive plan is to provide these individuals with incentives to maximize stockholder value and otherwise contribute to the success of PCA and to enable PCA to attract, retain and reward the best available persons for positions of responsibility.

    A total of 4,400,000 shares of our common stock, representing approximately 4% of our currently outstanding common stock on a fully-diluted basis, will be available for issuance under the equity incentive plan, subject to adjustment in the event of a reorganization, stock split, merger or similar change in the corporate structure of PCA or the outstanding shares of common stock. These shares may be, in whole or in part, authorized and unissued or held as treasury shares.

    The compensation committee of our board of directors will administer the equity incentive plan. Our board also has the authority to administer the plan and to take all actions that the compensation committee is otherwise authorized to take under the plan. Grants will be awarded under the equity incentive plan entirely in the discretion of the compensation committee. As a result, we are unable to determine at this time the recipients, amounts and values of future benefits to be received under the plan.

    The following is a summary of the material terms of the equity incentive plan, but does not include all of the provisions of the plan. For further information about the plan, we refer you to the equity incentive plan, which is referenced in the exhibit section of this report.

  TERMS OF THE EQUITY INCENTIVE PLAN

    ELIGIBILITY. Directors, officers and employees of PCA and its subsidiaries, as well as other individuals performing significant services for us, or to whom we have extended an offer of employment, will be eligible to receive grants under the equity incentive plan. However, only employees may receive grants of incentive stock options. In each case, the compensation committee will select the actual grantees. As of March 1, 2000, there were approximately 350 employees expected to be eligible to participate in the equity incentive plan.

    STOCK OPTIONS. Under the equity incentive plan, the compensation committee may award grants of incentive stock options conforming to the provisions of
Section 422 of the Internal Revenue Code and other, non-qualified stock options. The compensation committee may not, however, award to any one person in any calendar year options to purchase common stock equal to more than 20% of the total number of shares authorized under the plan. The compensation committee also may not grant incentive stock options first exercisable in any calendar year for shares of common stock with a fair market value greater than $100,000, determined at the time of grant.

    The compensation committee will determine the exercise price of any option in its discretion. However, the exercise price of an incentive option may not be less than 100% of the fair market value of a share of common stock on the date of grant, and the exercise price of an incentive option awarded to a person who owns stock constituting more than 10% of PCA's voting power may not be less than 110% of the fair market value on the date of grant.

    Unless the compensation committee determines otherwise, the exercise price of any option may be paid in any of the following ways:

    - in cash,

    - by delivery of shares of common stock with a fair market value equal to the exercise price,

    - by simultaneous sale through a broker of shares of common stock acquired upon exercise, and/or

    - by having PCA withhold shares of common stock otherwise issuable upon exercise.

    If a participant elects to deliver or withhold shares of common stock in payment of any part of an option's exercise price, the compensation committee may in its discretion grant the participant a "reload option." The reload option entitles its holder to purchase a number of shares of common stock equal to the number so delivered or withheld. The reload option may also include, if the compensation committee chooses, the right to purchase a number of shares of common stock equal to the number delivered or withheld in satisfaction of any of PCA's tax withholding requirements in connection with the exercise of the original option. The terms of each reload option will be the same as those of the original exercised option, except that the grant date will be the date of exercise of the original option, and the exercise price will generally be the fair market value of the common stock on the date of grant of the reload option.

    The compensation committee will determine the term of each option in its discretion. However, no term may exceed ten years from the date of grant or, in the case of an incentive stock option granted to a person who owns stock constituting more than 10% of the voting power of PCA, five years from the date of grant. In addition, all options under the equity incentive plan, whether or not then exercisable, generally cease vesting when a grantee ceases to be a director, officer or employee of, or to otherwise perform services for, PCA or its subsidiaries. Options generally expire 90 days after the date of cessation of service, provided that the grantee does not compete with PCA during this 90-day period.

    There are, however, exceptions depending upon the circumstances of cessation. In the case of a grantee's death or disability, all options will become fully vested and exercisable and remain so for up to 180 days after the date of death or disability. In the event of retirement, a grantee's vested options will remain exercisable for up to 90 days after the date of retirement, while his or her unvested options may become fully vested and exercisable in the discretion of the compensation committee. Upon termination for cause, all options will terminate immediately. If there is a change in control of PCA and a grantee is terminated from service with PCA and its subsidiaries within one year thereafter, all options will become fully vested and exercisable and remain so for up to one year after the date of termination. In addition, the compensation committee has the authority to grant options that will become fully vested and exercisable automatically upon a change in control of PCA, whether or not the grantee is subsequently terminated.

    SARS. The compensation committee may grant SARs under the equity incentive plan alone or in tandem with stock options. SARs will be subject to the terms and conditions determined by the compensation committee in its discretion. SARs granted in tandem with options become exercisable only when, to the extent and on the conditions that the related options are exercisable, and they expire at the same time the related options expire. The exercise of an option results in the immediate forfeiture of any related SAR to the extent the option is exercised, and the exercise of an SAR results in the immediate forfeiture of any related option to the extent the SAR is exercised.

    Upon exercise of an SAR, the grantee will receive an amount in cash and/or shares of common stock or other PCA securities equal to the difference between the fair market value of a share of common stock on the date of exercise and the exercise price of the SAR or, in the case of an SAR granted in tandem with options, of the option to which the SAR relates, multiplied by the number of shares as to which the SAR is exercised.

    RESTRICTED STOCK. Under the equity incentive plan, the compensation committee may award restricted stock to eligible participants. Restricted Stock will be subject to the conditions and restrictions determined by the compensation committee in its discretion, and will be restricted for the duration determined by the committee, which will generally be at least six months. A grantee will be required to pay PCA at least the aggregate par value of any shares of restricted stock within ten days of the date of grant, unless the shares are treasury shares. Unless the compensation committee determines otherwise, all restrictions on a grantee's restricted stock will lapse when the grantee ceases to be a director, officer or employee of, or to otherwise perform services for, PCA and its subsidiaries, if the cessation occurs due to a termination within one year after a change in control of PCA or due to death, disability or, in the discretion of the compensation committee, retirement. If termination of employment or service occurs for any other reason, all of a grantee's restricted stock as to which the applicable restrictions have not lapsed will be forfeited immediately.

    PERFORMANCE AWARDS. Under the equity incentive plan, the compensation committee may grant performance awards contingent upon achievement by the grantee, PCA and/or its subsidiaries or divisions of set goals and objectives regarding specified performance criteria, such as return on equity, over a specified performance cycle, as designated by the compensation committee. Performance awards may include:

    - specific dollar-value target awards;

    - performance units, the value of which is established by the compensation committee at the time of grant; and/or

    - performance shares, the value of which is equal to the fair market value of a share of common stock on the date of grant. The value of a performance award may be fixed or fluctuate on the basis of specified performance criteria. A performance award may be paid out in cash and/or shares of common stock or other PCA securities.

    Unless the compensation committee determines otherwise, if a grantee ceases to be a director, officer or employee of, or to otherwise perform services for, PCA and its subsidiaries prior to completion of a performance cycle, and the reason for that cessation is because of termination within one year after a change in control of PCA or due to death, disability or retirement, the grantee will receive the portion of the performance award payable to him or her based on achievement of the applicable performance criteria over the elapsed portion of the performance cycle. If termination of employment or service occurs for any other reason prior to completion of a performance cycle, the grantee will become ineligible to receive any portion of a performance award.

    VESTING, WITHHOLDING TAXES AND TRANSFERABILITY OF ALL AWARDS. The terms and conditions of each award made under the equity incentive plan, including vesting requirements, will be set forth consistent with the plan in a written notice to the grantee. Except in limited circumstances, no award under the equity incentive plan may vest and become exercisable within six months of the date of grant, unless the compensation committee determines otherwise.

    Unless the compensation committee determines otherwise, a participant may elect to deliver shares of common stock, or to have PCA withhold shares of common stock otherwise issuable upon exercise of an option or SAR or upon grant or vesting of restricted stock, in order to satisfy PCA's required withholding obligations in connection with any such exercise, grant or vesting.

    Unless the compensation committee determines otherwise, no award made under the equity incentive plan will be transferable other than by will or the laws of descent and distribution or to a grantee's family member by gift, and each award may be exercised only by the grantee, his or her qualified family member transferee, or any of their respective executors, administrators, guardians or legal representatives.

    AMENDMENT AND TERMINATION OF THE EQUITY INCENTIVE PLAN. The board may amend or terminate the equity incentive plan in its discretion, except that no amendment will become effective without prior approval of PCA's stockholders if such approval is necessary for continued compliance with any stock exchange listing requirements. Furthermore, any termination may not materially and adversely affect any outstanding rights or obligations under the equity incentive plan without the affected participant's consent. If not previously terminated by the board, the equity incentive plan will terminate on the tenth anniversary of its adoption.

  ONE MILLION DOLLAR COMPENSATION LIMIT

    The Revenue Reconciliation Act of 1993 limits the annual deduction a publicly held company may take for compensation paid to its chief executive officer or any of its four other highest compensated officers in excess of $1,000,000 per year, excluding for this purpose compensation that is "performance-based" within the meaning of Code Section 162(m).

    Compensation paid under the equity incentive plan will not qualify as performance-based except to the extent paid pursuant to grants made under the plan following approval of the plan by PCA's stockholders in accordance with Code Section 162(m)(4)(c) and the related Treasury Regulations, and except to the extent certain other requirements are satisfied. However, based on a special rule contained in regulations issued under Section 162(m), the $1 million deduction limitation described above should not apply to any options, SARs or restricted stock granted, or cash-based compensation paid, prior to PCA's annual meeting of stockholders in 2003, to the extent such grants or payments are made under the equity incentive plan.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth information with respect to the beneficial ownership of PCA's common stock as of March 1, 2000 by (1) each person or group of affiliated persons who is known by PCA to own beneficially more than 5% of the common stock, (2) each of PCA's directors, (3) each of PCA's executive officers and (4) all directors and executive officers of PCA as a group. Except as otherwise noted and subject to community property laws, the persons or entities in this table have sole voting and investment power with respect to all the shares of common stock owned by them.

NAME                                                          NUMBER(1)    PERCENT
----                                                          ---------    -------
PCA Holdings LLC (2) .......................................  50,306,960      47.5%
  c/o Madison Dearborn Partners, LLC
  Three First National Plaza
  Chicago, IL 60602
Pactiv Corporation..........................................   6,160,240       5.8%
  1900 West Field Court
  Lake Forest, IL 60045

Paul T. Stecko (3)..........................................   2,090,000       1.9%

William J. Sweeney (4)......................................     868,780      *

Richard B. West (5).........................................     314,820      *

Mark W. Kowlzan (6).........................................     513,700      *

Andrea L. Davey (7).........................................     206,580      *

Samuel M. Mencoff (8).......................................  44,131,010      41.7%

Justin S. Huscher (9).......................................  44,131,010      41.7%

Thomas S. Souleles (10).....................................  44,131,010      41.7%

Henry F. Frigon.............................................       4,000      *

Rayford K. Williamson.......................................      --         --

All directors and executive officers as a group (10 persons)
  (11)......................................................  48,124,890      44.3%

------------------------

   * Denotes ownership of less than one percent.

 (1) Includes the number of shares and percentage ownership represented by the shares determined to be beneficially owned by a person in accordance with the rules of the Securities and Exchange Commission. The number of shares beneficially owned by a person includes shares of common stock that are subject to options held by that person that are currently exercisable or exercisable within 60 days of March 1, 2000. These shares are deemed outstanding for the purpose of computing the percentage of outstanding shares owned by that person. These shares are not deemed outstanding, however, for the purposes of computing the percentage ownership of any other person.

 (2) The members of PCA Holdings include Madison Dearborn Capital Partners III, L.P. ("MDCP III"), two funds affiliated with MDCP III, J.P. Morgan Capital Corporation ("J.P. Morgan Capital"), an affiliated fund of J.P. Morgan Capital and BT Capital Investors, L.P. ("BT Capital"). MDCP III and its affiliated funds may be deemed to have beneficial ownership of 44,131,010 shares of common stock of PCA held by PCA Holdings, J.P. Morgan Capital and its affiliated fund may be deemed to have beneficial ownership of 4,888,950 shares of common stock of PCA and BT Capital may be deemed to have beneficial ownership of 880,000 shares of common stock of PCA. Shares beneficially owned by MDCP III and its affiliated funds may be deemed to be beneficially owned by Madison Dearborn Partners III, L.P., the general partner or manager, as applicable, of each fund ("MDP III"), by Madison Dearborn, the general partner of MDP III and by a limited partner committee of MDP III.

 (3) Mr. Stecko owns 132,000 shares of common stock of PCA and the Paul T. Stecko 1999 Dynastic Trust owns 572,000 shares of common stock of PCA. Mr. Stecko may be deemed to have beneficial ownership of the shares of common stock of PCA owned by the Paul T. Stecko 1999 Dynastic Trust. Mr. Stecko also has an exercisable option to acquire 1,386,000 shares of common stock of PCA.

 (4) Mr. Sweeney may be deemed to have beneficial ownership of the 281,380 shares of common stock of PCA owned by the William J. Sweeney 1999 Irrevocable Trust. Mr. Sweeney also has an exercisable option to acquire 587,400 shares of common stock of PCA.

 (5) Mr. West has an exercisable option to acquire 215,600 shares of common stock of PCA.

 (6) Mr. Kowlzan has an exercisable option to acquire 350,900 shares of common stock of PCA.

 (7) Ms. Davey may be deemed to have beneficial ownership of the 66,000 shares of common stock of PCA owned by the Andrea Lora Davey Trust dated February 19, 1994. Ms. Davey also has an exercisable option to acquire 140,580 shares of common stock of PCA.

 (8) Mr. Mencoff is a Managing Director of Madison Dearborn and may therefore be deemed to share beneficial ownership of the shares owned by Madison Dearborn. Mr. Mencoff expressly disclaims beneficial ownership of the shares owned by Madison Dearborn.

 (9) Mr. Huscher is a Managing Director of Madison Dearborn and may therefore be deemed to share beneficial ownership of the shares owned by Madison Dearborn. Mr. Huscher expressly disclaims beneficial ownership of the shares owned by Madison Dearborn.

 (10) Mr. Souleles is a Director of Madison Dearborn and may therefore be deemed to share beneficial ownership of the shares owned by Madison Dearborn.
      Mr. Souleles expressly disclaims beneficial ownership of the shares owned by Madison Dearborn.

 (11) Includes 2,680,480 shares issuable upon exercise of currently exercisable stock options.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CONTRIBUTION AGREEMENT

    Pactiv, PCA Holdings and PCA entered into a contribution agreement governing the sale of the containerboard and corrugated products business to PCA. PCA Holdings owns approximately 48% of the outstanding common stock of PCA and Pactiv owns approximately 6% of the outstanding common stock of PCA. Under the terms of the contribution agreement, the following occurred:

    - PCA paid to Madison Dearborn, the entity that controls PCA Holdings, a transaction fee of $15.0 million and reimbursed Madison Dearborn for out-of-pocket expenses.

    - PCA paid $2.0 million of the legal and accounting fees and expenses of Pactiv incurred in connection with the transactions.

    - Pactiv agreed to indemnify PCA, PCA Holdings and their affiliates for any breaches of representations, warranties and covenants it made in the contribution agreement relating to the condition of the business as of the closing of the transactions and liabilities of the containerboard and corrugated products business which it agreed to retain. Pactiv's indemnification obligation in respect of breaches of its representations and warranties generally survives for 18 months from the closing and generally is subject to a $12.5 million deductible and a $150.0 million cap.

    - PCA agreed to indemnify Pactiv and its affiliates against those liabilities it agreed to assume. PCA generally agreed to assume all liabilities relating to the business. PCA did not generally assume, however, liabilities relating to tax and employee benefit matters arising before the closing or with respect to assets not conveyed to PCA. These liabilities were retained by Pactiv. Pactiv also retained all environmental liability for all former facilities, sites associated with pre-closing waste disposal and a closed landfill located near the Filer City mill.

    - Pactiv agreed that, for a period of five years from the closing, it would not engage in the business conducted by PCA as of the closing anywhere in the U.S. or induce any customer of PCA to terminate its relationship with PCA.

REGISTRATION RIGHTS AGREEMENT

    PCA, PCA Holdings and Pactiv entered into a registration rights agreement under which Pactiv, PCA Holdings and their affiliates and transferees have "demand" registration rights, which entitle them to cause PCA to register their securities of PCA under the Securities Act. In addition, Pactiv, PCA Holdings and their affiliates and transferees have "piggyback" registration rights, which entitle them to cause PCA to include their securities in a registration in which PCA proposes to register any of its securities under the Securities Act. Pactiv and its affiliates, on the one hand, and PCA Holdings and its affiliates, on the other hand, are each entitled to demand:

    (1) three "long form" registrations on Form S-1, or a similar long form, in which PCA will pay the registration expenses, other than underwriting discounts and commissions,

    (2) an unlimited number of "short form" registrations on Form S-2 or S-3, or a similar short form, in which PCA will pay the registration expenses, other than underwriting discounts and commissions, and

    (3) an unlimited number of "long form" registrations on Form S-1, or a similar long form, in which the requesting holders will pay the registration expenses.

    Pactiv and PCA Holdings also agreed in the registration rights agreement that Pactiv and its affiliates will have first priority to participate in any registration of PCA's securities during the 14-month period following the closing of the transactions. After that time, PCA Holdings, Pactiv and their affiliates will have equal priority, before any other holders of PCA's securities, to participate in the registrations. Pactiv exercised one of its "demand" registration rights under this agreement in order to effect the registration of its shares of common stock for sale in the public offering of PCA's common stock completed on February 2, 2000.

MANAGEMENT EQUITY AGREEMENTS

    Each of PCA's executive officers entered into management equity agreements with PCA in June 1999 under which the executive officers, or their respective designees, purchased PCA common stock at approximately $4.55 per share as follows:

    - Paul T. Stecko--704,000 shares;

    - William J. Sweeney--281,380 shares;

    - Richard B. West--99,220 shares;

    - Mark W. Kowlzan--162,800 shares; and

    - Andrea L. Davey--66,000 shares.

    The executive officers, or their respective designees, borrowed funds from Morgan Guaranty Trust Company of New York, an affiliate of J.P. Morgan Securities Inc., to finance up to 50% of the cost of purchasing the shares. PCA guaranteed repayment of each of these loans. PCA has not been required to make any payments with respect to these guarantees.

SERVICES AGREEMENT

    PCA entered into a holding company support agreement with PCA Holdings under which PCA agreed to reimburse PCA Holdings for all fees, costs and expenses, up to an aggregate amount of $250,000 per year, related to PCA Holdings' investment in PCA. These expenses include PCA Holdings' general operating expenses, franchise tax obligations, accounting, legal, corporate reporting and administrative expenses, and any other expenses incurred by PCA Holdings as a result of its investment in PCA.

PURCHASE/SUPPLY AGREEMENTS

    PCA entered into separate purchase/supply agreements with the following parties: Pactiv; Tenneco Automotive Inc.; and Tenneco Packaging Specialty and Consumer Products Inc., an affiliate of Pactiv. Under the purchase/supply agreements, each Pactiv entity agreed to purchase a substantial percentage of its requirements for containerboard and corrugated products from PCA at the prices charged by PCA to Pactiv and its affiliates as of the closing. As a result of these agreements, Pactiv and Tenneco Automotive represent 4.6% and 0.7%, respectively, of our total net sales for 1999. For the year ended December 31, 1999, Pactiv accounted for $78.8 million of our sales of all products and $64.7 million, of our sales of corrugated products. For the year ended December 31, 1999, Tenneco Automotive accounted for $12.7 million of our sales of corrugated products.

TRANSITION AGREEMENTS

    PCA and Pactiv entered into a facility use agreement which provides for PCA's use of a designated portion of Pactiv's headquarters located in Lake Forest, Illinois for a period of up to four years following the closing of the transactions. Under the facility use agreement, PCA is required to pay Pactiv rent plus additional charges for the provision of building and business services. The rent is calculated based on PCA's proportionate square footage usage of the property.

    PCA also entered into a transition services agreement with Pactiv which provides for the performance of transitional services by Pactiv and its affiliates to PCA that PCA currently requires to operate the containerboard and corrugated products business. Pactiv charges PCA an amount substantially equal to its actual cost of providing the services, which cost includes Pactiv's overhead expenses, but does not include Tenneco's overhead expenses. The exact charge to PCA is the lesser of (1) Pactiv's actual cost and (2) 105% of the cost as forecasted by Pactiv with respect to providing services within the following categories: payroll, general accounting, tax support, treasury/cash management, insurance/risk management, procurement and, human resources and telecommunication and information services. The initial term of the transition services agreement is for one year, but may be extended by PCA for an additional six month term for a cost increase of 15% per year. PCA has exercised this extension for some of the services covered by this agreement. PCA may terminate any of the provided services on 90 days notice to Pactiv. In addition, Pactiv agreed in the transition services agreement to reimburse PCA for up to $5.4 million in expenditures incurred by PCA relating to system enhancement and Year 2000 compliance for which $5.4 million was paid by Pactiv in 1999. PCA agreed to provide administrative and transitional services to Pactiv's former folding carton business under the terms of the transition services agreement through 1999.

    PCA, Tenneco and Pactiv entered into a human resources agreement under which Pactiv transferred the employment of all of its active employees engaged in the containerboard and corrugated products business to PCA as of the closing at the same rate of pay. Under the human resources agreement, the employees are entitled to continue their participation in Pactiv and Tenneco welfare and pension plans for a period of up to five years following the closing of the transactions depending on the plan. PCA has agreed to reimburse Tenneco for associated costs. In addition, PCA has agreed to pay Tenneco an annualized fee of at least $5.2 million for continued participation. PCA assumed all of the existing collective bargaining agreements with respect to containerboard and corrugated products business employees as of the closing. PCA is in the process of adopting compensation and benefit plans with respect to its employees as contemplated under the terms of the transactions.

                                    PART IV

ITEM. 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) THE FOLLOWING DOCUMENTS ARE FILED AS A PART OF THIS REPORT:

    (1)  THE FINANCIAL STATEMENTS LISTED IN THE "INDEX TO FINANCIAL STATEMENTS."

    (2)  FINANCIAL STATEMENT SCHEDULES

    The following consolidated financial statement schedules of the Group for the three years ended December 31, 1998 and for the period from January 1, 1999 through April 11, 1999 are included in this report.

Schedule II - Packaging Corporation of America - Valuation and Qualifying Accounts.

ALLOWANCE FOR DOUBTFUL ACCOUNTS          BALANCE        PROVISION   ADDITIONS/DEDUCTIONS   TRANSLATION   BALANCE END
RECEIVABLE                          BEGINNING OF YEAR   (BENEFIT)     FROM RESERVES *      ADJUSTMENTS     OF YEAR
----------                          -----------------   ---------   --------------------   -----------   -----------
January 1, 1999 through
  April 11, 1999..................        5,220            (412)             (861)              --          3,947

1998..............................        5,023           2,710            (2,513)              --          5,220

1997..............................        5,010             611              (598)              --          5,023

1996..............................        5,239           1,018            (1,247)              --          5,010

------------------------

*   Consists primarily of write-offs and recoveries of bad debts.

    All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions, are inapplicable or not material, or the information called for thereby is otherwise included in the financial statements and therefore has been omitted.

    We have audited in accordance with generally accepted auditing standards the financial statements of The Containerboard Group (a division of Tenneco Packaging Inc., which is a Delaware corporation and a wholly owned subsidiary of Tenneco Inc.), included in this report and have issued our report on the December 31, 1998, 1997 and 1996 financial statements dated February 26, 1999 and our report on the April 11, 1999 financial statements dated July 16, 1999. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed above is the responsibility of the company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          ARTHUR ANDERSEN LLP

Chicago, Illinois
August 26, 1999

    The following consolidated financial statement schedule of PCA for the period from April 12, 1999 through December 31, 1999 is included in this report.

Schedule II - Packaging Corporation of America - Valuation and Qualifying Accounts.

ALLOWANCE FOR DOUBTFUL ACCOUNTS          BALANCE        PROVISION   ADDITIONS/DEDUCTIONS   TRANSLATION   BALANCE END
RECEIVABLE                          BEGINNING OF YEAR   (BENEFIT)     FROM RESERVES *      ADJUSTMENTS     OF YEAR
----------                          -----------------   ---------   --------------------   -----------   -----------
April 12, 1999 through
  December 31, 1999...............        3,947           1,833            (1,099)              --          4,681

------------------------

*   Consists primarily of write-offs and recoveries of bad debts.

    All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions, are inapplicable or not material, or the information called for thereby is otherwise included in the financial statements and therefore has been omitted.

(b) REPORTS ON FORM 8-K

    During the last quarter of the period covered by this report, PCA filed a Current Report on Form 8-K dated October 25, 1999 with the Securities and Exchange Commission in connection with the postponement of its proposed initial public offering of common stock and, as a result, its decision not to redeem its 12 3/8% Senior Exchangeable Preferred Stock due 2010 at that time.

(c) EXHIBITS

       EXHIBIT
       NUMBER               DESCRIPTION
---------------------       -----------
         2.1                Contribution Agreement, dated as of January 25, 1999, among
                            Pactiv Corporation (formerly known as Tenneco
                            Packaging Inc.) ("Pactiv"), PCA Holdings LLC ("PCA
                            Holdings") and Packaging Corporation of America ("PCA").(2)
         2.2                Letter Agreement Amending the Contribution Agreement, dated as of April 12, 1999, among Pactiv, PCA Holdings and PCA.(2)
         3.1                Restated Certificate of Incorporation of PCA.(2)
         3.2                Form of Certificate of Amendment to Restated Certificate of
                            Incorporation of PCA.(1)
         3.3                Form of Second Amended and Restated By-laws of PCA.(1)
         4.1                Indenture, dated as of April 12, 1999, by and among PCA,
                            Dahlonega Packaging Corporation ("Dahlonega"), Dixie
                            Container Corporation ("Dixie"), PCA Hydro Inc. ("PCA
                            Hydro"), PCA Tomahawk Corporation ("PCA Tomahawk"), PCA
                            Valdosta Corporation ("PCA Valdosta") and United States
                            Trust Company of New York.(2)
         4.2                Certificate of Designations, Preferences and Relative,
                            Participating, Optional and Other Special Rights of
                            Preferred Stock and Qualifications, Limitations and
                            Restrictions Thereof of 12 3/8% Senior Exchangeable
                            Preferred Stock due 2010 and 12 3/8% Series B Senior
                            Exchangeable Preferred Stock due 2010 of PCA.(2)
         4.3                Exchange Indenture, dated as of April 12, 1999, by and among
                            PCA and U.S. Trust Company of Texas, N.A.(2)
         4.4                Intentionally omitted.
         4.5                Preferred Stock Registration Rights Agreement, dated as of
                            April 12, 1999, by and among PCA, J.P. Morgan and BT.(2)
         4.6                Form of Rule 144A Global Note and Subsidiary Guarantee.(2)
         4.7                Intentionally omitted.
         4.8                Form of Rule 144A Global Certificate.(2)
         4.9                Form of certificate representing shares of common stock.(1)
        10.1                Purchase Agreement, dated as of March 30, 1999, by and among
                            PCA, Dahlonega, Dixie, PCA Hydro, PCA Tomahawk, PCA
                            Valdosta, J.P. Morgan and BT.(2)

       EXHIBIT
       NUMBER               DESCRIPTION
---------------------       -----------
        10.2                Credit Agreement, dated as of April 12, 1999, among Pactiv, the lenders party thereto from time to time, J.P. Morgan,
                            BT, Bankers Trust Company and Morgan Guaranty Trust Company
                            of New York ("Morgan Guaranty").(2)
        10.3                Subsidiaries Guaranty, dated as of April 12, 1999, made by
                            Dahlonega, Dixie, PCA Hydro, PCA Tomahawk, PCA Valdosta and
                            Morgan Guaranty.(2)
        10.4                Pledge Agreement, dated as of April 12, 1999, among PCA,
                            Dahlonega, Dixie, PCA Hydro, PCA Tomahawk, PCA Valdosta and
                            Morgan Guaranty.(2)
        10.5                TPI Security Agreement, dated as of April 12, 1999, between
                            Pactiv and Morgan Guaranty.(2)
        10.6                PCA Security Agreement, dated as of April 12, 1999, among
                            PCA, Dahlonega, Dixie, PCA Hydro, PCA Tomahawk, PCA Valdosta
                            and Morgan Guaranty.(2)
        10.7                Intentionally omitted.
        10.8                Registration Rights Agreement, dated as of April 12, 1999, by and among Pactiv, PCA Holdings and PCA.(2)
        10.9                Holding Company Support Agreement, dated as of April 12,
                            1999, by and between PCA Holdings and PCA.(2)
        10.10               Facility Use Agreement, dated as of April 12, 1999, by and between Pactiv and PCA.(2)
        10.11               Human Resources Agreement, dated as of April 12, 1999, by
                            and among Tenneco Automotive Inc. (formerly known as Tenneco
                            Inc.), Pactiv and PCA.(2)
        10.12               Purchase/Supply Agreement, dated as of April 12, 1999,
                            between PCA and Tenneco Packaging Speciality and Consumer
                            Products Inc.(2)
        10.13               Purchase/Supply Agreement, dated as of April 12, 1999,
                            between PCA and Pactiv.(2)
        10.14               Purchase/Supply Agreement, dated as of April 12, 1999,
                            between PCA and Tenneco Automotive Inc.(2)
        10.15               Technology, Financial and Administrative Transition Services
                            Agreement, dated as of April 12, 1999, between Pactiv and
                            PCA.(2)
        10.16               Letter Agreement Regarding Terms of Employment, dated as of
                            January 25, 1999, between PCA and Paul T. Stecko.*(2)
        10.17               Letter Agreement Regarding Terms of Employment, dated as of
                            May 19, 1999, between PCA and Paul T. Stecko.*(2)
        10.18               1999 Long-Term Equity Incentive Plan, effective as of
                            October 19, 1999.*(1)
        10.19               Management Equity Agreement, dated as of June 1, 1999, among
                            PCA, Paul T. Stecko and the Paul T. Stecko 1999 Dynastic
                            Trust.*(2)
        10.20               Form of Management Equity Agreement, dated as of June 1,
                            1999, among PCA and the members of management party
                            thereto.*(2)
        10.21               Memorandum Regarding Special Retention Bonus, dated as of
                            April 16, 1999, from PCA to William J. Sweeney.*(2)
        10.22               Amended and Restated 1999 Management Equity Compensation
                            Plan, effective as of June 2, 1999.*(2)
        10.23               First Amendment and Consent, dated as of August 26, 1999,
                            among PCA, the lenders party thereto, J.P. Morgan, BT,
                            Bankers Trust Company and Morgan Guaranty.(1)
        10.24               Second Amendment and Consent, dated as of January 6, 2000, among PCA, the lenders party thereto, J.P. Morgan, BT,
                            Bankers Trust Company and Morgan Guaranty.(1)
        21.1                Subsidiaries of the Registrant.(1)
        27.1                Financial Data Schedule.

------------------------

*   Management contract or compensatory plan or arrangement.

(1) Incorporated herein by reference to the same numbered exhibit to PCA's Registration Statement on Form S-1 (Registration No. 333-86963).

(2) Incorporated herein by reference to the same numbered exhibit to PCA's Registration Statement on Form S-4 (Registration No. 333-79511).

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 9, 2000.

                                          Packaging Corporation of America

                                          By:
                                          --------------------------------------
                                          Name: Richard B. West

                                          Title: Chief Financial Officer, Vice
                                                 President and Secretary

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 9, 2000.

                  SIGNATURE                                        TITLE
                  ---------                                        -----
--------------------------------------------
               Paul T. Stecko                  Chairman of the Board and Chief Executive
                                               Officer (Principal Executive Officer)

--------------------------------------------
               Richard B. West                 Chief Financial Officer, Vice President and
                                               Secretary (Principal Financial and Accounting
                                               Officer)

--------------------------------------------
              Samuel M. Mencoff                Director

--------------------------------------------
              Justin S. Huscher                Director

--------------------------------------------
             Thomas S. Souleles                Director

--------------------------------------------
               Henry F. Frigon                 Director

--------------------------------------------
            Rayford K. Williamson              Director

                         INDEX TO FINANCIAL STATEMENTS

PACKAGING CORPORATION OF AMERICA CONSOLIDATED FINANCIAL
  STATEMENTS AS OF DECEMBER 31, 1999

  Report of Ernst & Young LLP, independent auditors.........     F-2
  Consolidated balance sheet as of December 31, 1999........     F-3
  Consolidated statement of income for the period
    January 25, 1999 (date of incorporation) through
    December 31, 1999.......................................     F-4
  Consolidated statement of changes in stockholders' equity
    for the period January 25, 1999 (date of incorporation)
    through December 31, 1999...............................     F-5
  Consolidated statement of cash flows for the period from
    January 25, 1999 (date of incorporation) through
    December 31, 1999.......................................     F-6
  Notes to consolidated financial statements................     F-7

THE CONTAINERBOARD GROUP (A DIVISION OF TENNECO
  PACKAGING, INC.) COMBINED FINANCIAL STATEMENTS AS OF
  APRIL 11, 1999

  Report of Arthur Andersen LLP, independent public
    accountants.............................................    F-24
  Combined statement of assets, liabilities and
    interdivision account as of April 11, 1999..............    F-25
  Combined statement of revenues, expenses and interdivision account for the period January 1, 1999 through
    April 11, 1999..........................................    F-26
  Combined statement of cash flows for the period
    January 1, 1999 through April 11, 1999..................    F-27
  Notes to combined financial statements....................    F-28

THE CONTAINERBOARD GROUP (A DIVISION OF TENNECO
  PACKAGING INC.) COMBINED FINANCIAL STATEMENTS AS OF
  DECEMBER 31, 1998, 1997 AND 1996

  Report of Arthur Andersen LLP, independent public
    accountants.............................................    F-44
  Combined statements of assets, liabilities and
    interdivision account as of December 31, 1998, 1997 and
    1996....................................................    F-45
  Combined statements of revenues, expenses and
    interdivision account for the years ended December 31,
    1998, 1997 and 1996.....................................    F-46
  Combined statements of cash flows for the years ended
    December 31, 1998, 1997 and 1996........................    F-47
  Notes to combined financial statements....................    F-49

                          INDEPENDENT AUDITORS' REPORT

To the Shareholders and Board of Directors of Packaging Corporation of America:

    We have audited the accompanying consolidated balance sheet of Packaging Corporation of America as of December 31, 1999 and the related consolidated statements of income, changes in stockholders' equity and cash flows for the period January 25, 1999 (date of incorporation) to December 31, 1999. Our audit also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of Packaging Corporation of America management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

    We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Packaging Corporation of America at December 31, 1999, and the consolidated results of its operations and its cash flows for the period January 25, 1999 to December 31, 1999 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

                                          Ernst & Young LLP

Chicago, Illinois
January 18, 2000, except for Note 18 dated
February 2, 2000

                        PACKAGING CORPORATION OF AMERICA

                           CONSOLIDATED BALANCE SHEET

                            AS OF DECEMBER 31, 1999

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                           ASSETS
Current assets:
  Cash and cash equivalents.................................  $   10,300
  Accounts receivable, net of allowance for doubtful
    accounts of $4,681 as of December 31, 1999..............     208,356
  Notes receivable..........................................         698
  Inventories...............................................     163,858
  Prepaid expenses and other current assets.................      11,304
  Deferred income taxes.....................................       8,411
                                                              ----------
      TOTAL CURRENT ASSETS..................................     402,927
Timber and timberlands, at cost, less depletion.............     202,582
Property, plant and equipment, net..........................   1,460,024
Intangible assets, net of accumulated amortization of $1,154
  as of December 31, 1999...................................       1,532
Other long-term assets......................................      86,143
                                                              ----------
      TOTAL ASSETS..........................................  $2,153,208
                                                              ==========

            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt.........................  $      829
  Accounts payable..........................................     127,365
  Accrued interest..........................................      13,633
  Accrued liabilities.......................................      85,643
                                                              ----------
      TOTAL CURRENT LIABILITIES.............................     227,470
Long-term liabilities:
  Long-term debt............................................   1,329,202
  Deferred income taxes.....................................      69,804
  Other liabilities.........................................       7,511
                                                              ----------
      TOTAL LONG-TERM LIABILITIES...........................   1,406,517

Mandatorily redeemable preferred stock (liquidation
  preference $100 per share, 3,000,000 shares authorized,
  1,058,094 shares issued and outstanding)..................     102,522

Stockholders' equity:
  Junior preferred stock (liquidation preference $1.00 per
    share, 100 shares authorized, issued and outstanding)...          --
  Common stock (par value $.01 per share, 300,000,000 shares
    authorized, 94,600,000 shares issued and outstanding)...         946
  Additional paid in capital................................     384,549
  Retained earnings.........................................      31,204
                                                              ----------
      TOTAL STOCKHOLDERS' EQUITY............................     416,699
                                                              ----------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY............  $2,153,208
                                                              ==========

                See notes to consolidated financial statements.

                        PACKAGING CORPORATION OF AMERICA

                        CONSOLIDATED STATEMENT OF INCOME

  FOR THE PERIOD JANUARY 25, 1999 (DATE OF INCORPORATION) THROUGH DECEMBER 31,
                                      1999

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net sales...................................................  $1,262,285
Cost of sales...............................................    (973,525)
                                                              ----------

  Gross profit..............................................     288,760
Selling and administrative expenses.........................     (79,794)
Other income, net...........................................      11,020
Corporate overhead..........................................     (27,756)
                                                              ----------

  Income before interest, taxes and extraordinary item......     192,230
Interest expense, net.......................................    (107,594)
                                                              ----------

  Income before taxes and extraordinary item................      84,636
Provision for income taxes..................................     (37,239)
                                                              ----------

  Income before extraordinary item..........................      47,397
Extraordinary item, net of tax..............................      (6,897)
                                                              ----------
Net income..................................................      40,500
Preferred dividends and accretion of preferred stock
  issuance costs............................................      (9,296)
                                                              ----------
Net income available to common shareholders.................  $   31,204
                                                              ==========
Basic earnings per common share:
  Income before extraordinary item..........................  $     0.41
  Extraordinary item........................................       (0.07)
                                                              ----------
  Net income per common share...............................  $     0.34
                                                              ==========
Diluted earnings per common share:
  Income before extraordinary item..........................  $     0.39
  Extraordinary item........................................       (0.07)
                                                              ----------
  Net income per common share...............................  $     0.32
                                                              ==========

                See notes to consolidated financial statements.

                        PACKAGING CORPORATION OF AMERICA

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

  FOR THE PERIOD JANUARY 25, 1999 (DATE OF INCORPORATION) THROUGH DECEMBER 31,
                                      1999

                                                   JUNIOR
                                               PREFERRED STOCK          COMMON STOCK        ADDITIONAL                  TOTAL
                                            ---------------------   ---------------------    PAID IN     RETAINED   STOCKHOLDERS'
                                             SHARES      AMOUNT       SHARES      AMOUNT     CAPITAL     EARNINGS      EQUITY
                                            --------   ----------   ----------   --------   ----------   --------   -------------
(IN THOUSANDS EXCEPT SHARE DATA)
Balance at January 25, 1999...............      --     $      --            --     $ --     $      --    $    --      $      --
  Pactiv contribution of assets to PCA....      --            --       193,500        2       399,323         --        399,325
  Payment to Pactiv.......................      --            --            --       --      (246,500)        --       (246,500)
  Investment by PCA Holdings..............      --            --       236,500        2       236,500         --        236,502
  Issuance of junior preferred stock......     100            --            --       --            --         --             --
  Non-financing transaction costs.........      --            --            --       --       (23,832)        --        (23,832)
  Post-closing adjustment to contribution
    of assets.............................      --            --            --       --        20,000         --         20,000
  220-for-one common stock split..........      --            --    94,170,000      942          (942)        --             --
  Net income..............................      --            --            --       --            --     40,500         40,500
  Dividends declared on preferred stock...      --            --            --       --            --     (9,084)        (9,084)
  Accretion of preferred stock costs......      --            --            --       --            --       (212)          (212)
                                              ----     ----------   ----------     ----     ---------    -------      ---------
Balance at December 31, 1999..............     100     $      --    94,600,000     $946     $ 384,549    $31,204      $ 416,699
                                              ====     ==========   ==========     ====     =========    =======      =========

                See notes to consolidated financial statements.

                        PACKAGING CORPORATION OF AMERICA

                      CONSOLIDATED STATEMENT OF CASH FLOWS

  FOR THE PERIOD JANUARY 25, 1999 (DATE OF INCORPORATION) THROUGH DECEMBER 31,
                                      1999

(IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income................................................  $  40,500
                                                              ---------
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Depreciation, depletion and amortization................    105,935
    Amortization of financing costs.........................      6,299
    Extraordinary loss--early debt extinguishment...........      6,897
    Increase in deferred income taxes.......................     33,228
    Undistributed earnings of affiliated companies..........        597
    Gain on sale of timberlands.............................    (12,157)
    Gain on disposal of property, plant and equipment.......       (947)
    Other, net..............................................      1,320
  Changes in components of working capital:
    Increase in current assets--
      Accounts receivable...................................    (30,007)
      Inventories...........................................     (5,625)
      Prepaid expenses and other............................     (3,379)
    Increase in current liabilities--
      Accounts payable......................................     54,738
      Accrued liabilities...................................     57,049
                                                              ---------
        NET CASH PROVIDED BY OPERATING ACTIVITIES...........    254,448
                                                              ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment................    (88,938)
  Additions to other long term assets.......................     (5,302)
  Proceeds from disposals of property, plant and
    equipment...............................................      1,347
  Proceeds from timberlands sales...........................    263,255
  Payment to Pactiv for contribution of assets..............   (246,500)
  Other, net................................................       (230)
                                                              ---------
        NET CASH USED FOR INVESTING ACTIVITIES..............    (76,368)
                                                              ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from preferred stock.............................     96,500
  Proceeds from long-term debt issued.......................      9,619
  Payments on long-term debt................................   (440,075)
  Financing costs...........................................    (90,324)
  Proceeds from post-closing adjustment.....................     20,000
  Proceeds from issuance of common stock to PCA Holdings....    236,500
                                                              ---------
        NET CASH USED FOR FINANCING ACTIVITIES..............   (167,780)
                                                              ---------
NET INCREASE IN CASH........................................     10,300
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD..............         --
                                                              ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD....................  $  10,300
                                                              =========

                See notes to consolidated financial statements.

                        PACKAGING CORPORATION OF AMERICA

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 1999

1.  BASIS OF PRESENTATION

    Packaging Corporation of America ("PCA" or the "Company") was incorporated on January 25, 1999 pursuant to the General Corporation Law of the State of Delaware. PCA was formed to acquire the Containerboard Group of Pactiv Corporation, formerly known as Tenneco Packaging Inc. PCA had no operations from the date of incorporation on January 25, 1999 to April 11, 1999.

    On April 12, 1999, Pactiv Corporation sold its containerboard and corrugating packaging products business (the "Group") to PCA for $2.2 billion. The Group is the predecessor to PCA. The $2.2 billion purchase price paid to Pactiv for the Group consisted of $246.5 million in cash, the assumption of $1.8 billion of debt incurred by Pactiv immediately prior to closing, and the issuance of a 45% common equity interest in PCA. PCA Holdings, an entity organized and controlled by Madison Dearborn Partners, LLC, acquired the remaining 55% common equity interest in PCA for $236.5 million in cash. These events are collectively referred to as the "Transactions." As significant veto rights were retained by Pactiv, the carryover basis of accounting was used and no goodwill was recognized. Fees of $23.8 million were incurred as part of the Transactions and have been recorded as a charge to stockholders' equity.

    On August 25, 1999, PCA Holdings and Pactiv agreed that the acquisition consideration should be reduced as a result of a post-closing price adjustment by $20.0 million. On September 23, 1999, Pactiv paid PCA $20.7 million, representing the $20.0 million adjustment and $0.7 million of interest through the date of payment by Pactiv.

    The Company is comprised of mills and corrugated products operations. The mill operations (the "Mills") consist of two Kraft linerboard mills located in Counce, Tennessee, and Valdosta, Georgia, and two medium mills located in Filer City, Michigan, and Tomahawk, Wisconsin. The Mills also include two recycling centers located in Nashville, Tennessee, and Jackson, Tennessee. The Mills also control and manage approximately 540,000 acres of timberlands. The Mills transfer the majority of their output to PCA's corrugated products operations ("Corrugated").

    PCA's Corrugated operations consist of 39 corrugated combining plants, 28 specialty / sheet plants and five design centers. All plants are located in North America. Corrugated combines linerboard and medium (primarily from the Mills) into sheets that are converted into corrugated shipping containers, point-of-sale graphics packaging, point-of-purchase displays and other specialized packaging. Corrugated sells to diverse customers primarily in North America.

2.  SUMMARY OF ACCOUNTING POLICIES

    BASIS OF CONSOLIDATION

    The accompanying consolidated financial statements of Packaging Corporation of America include all majority-owned subsidiaries. The Company has one joint venture that is carried under the equity method. All significant intercompany transactions have been eliminated.

    USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts in the financial statements and the accompanying notes. Actual results could differ from those estimates.

                        PACKAGING CORPORATION OF AMERICA

                               DECEMBER 31, 1999

2.  SUMMARY OF ACCOUNTING POLICIES (CONTINUED)
    CASH AND CASH EQUIVALENTS

    Cash and cash equivalents include all cash balances and highly liquid investments with a maturity of three months or less. Cash equivalents are stated at cost, which approximates market.

    INVENTORIES

    Raw materials, work in process and finished goods are valued using the lower of last-in, first-out ("LIFO") cost or market method. Supplies and materials inventories are valued using a moving average cost. All inventories are stated at the lower of cost or market. Inventories valued using the LIFO method comprised 76% of inventories at current cost at December 31, 1999.

    At December 31, 1999, inventory by major classification was as follows:

(IN THOUSANDS)
Raw materials...............................................  $ 74,881
Work in process.............................................     5,021
Finished goods..............................................    56,049
Supplies and materials......................................    49,605
                                                              --------

Inventories at FIFO cost....................................   185,556
Excess of FIFO over LIFO cost...............................   (21,698)
                                                              --------

      Inventory, net........................................  $163,858
                                                              ========

    PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment and timber and timberlands are recorded at cost.

    At December 31, 1999, property, plant and equipment by major classification was as follows:

(IN THOUSANDS)
Land........................................................  $   69,767
Buildings...................................................     320,418
Machinery and equipment.....................................   1,831,077
Other, including construction in progress...................      81,294
                                                              ----------

Plant, property and equipment, at cost......................   2,302,556
Less: Accumulated depreciation..............................    (842,532)
                                                              ----------

Property, plant and equipment, net..........................  $1,460,024
                                                              ==========

    The amount of interest capitalized related to construction in progress was approximately $0.1 million for the period April 12, 1999 through December 31, 1999.

                        PACKAGING CORPORATION OF AMERICA

                               DECEMBER 31, 1999

2.  SUMMARY OF ACCOUNTING POLICIES (CONTINUED)
    Depreciation is computed on the straight-line basis over the estimated useful lives of the related assets. The following lives are used for the various categories of assets:

Buildings and land improvements..........................  5 to 40 years
Machinery and equipment..................................  3 to 25 years
Trucks and automobiles...................................  3 to 10 years
Furniture and fixtures...................................  3 to 20 years
Computers and hardware...................................  3 to 7 years
Leasehold improvements...................................  Period of the lease

    Timber depletion is provided on the basis of timber cut during the period related to the estimated quantity of recoverable timber. Assets under capital leases are depreciated on the straight-line method over the term of the lease.

    Expenditures for repairs and maintenance are expensed as incurred.

    INTANGIBLE ASSETS

    The Company has capitalized certain intangible assets based on their estimated fair value at the date of acquisition. Amortization is provided for these intangible assets on a straight-line basis over periods ranging from three to ten years. Covenants not to compete are amortized on a straight-line basis over the terms of the respective agreements.

    OTHER LONG-TERM ASSETS

    PCA capitalized certain costs related to obtaining its financing at April 12, 1999. These costs are amortized to interest expense using the effective interest rate method over the terms of the senior credit facility and senior subordinated notes, which range from six years to ten years. Deferred financing costs were $50.6 million as of December 31, 1999.

    PCA also capitalizes certain costs related to the purchase and development of software which is used in its business operations. The costs attributable to these software systems are amortized over their estimated useful lives based on various factors such as the effects of obsolescence, technology and other economic factors.

    IMPAIRMENT OF LONG-LIVED ASSETS

    Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. In the event that facts and circumstances indicate that the carrying amount of any long-lived assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset's carrying amount to determine if a write-down to discounted cash flows is required.

                        PACKAGING CORPORATION OF AMERICA

                               DECEMBER 31, 1999

2.  SUMMARY OF ACCOUNTING POLICIES (CONTINUED)
    FINANCIAL INSTRUMENTS

    The Company uses interest rate collar agreements to manage interest costs and the risk associated with changing interest rates. As interest rates change, the differential paid or received is recognized in interest expense of the period. During 1999, no such amounts were recognized in interest expense as the interest rates for the period were within the floor and ceiling limits included in the interest rate collar agreements.

    INCOME TAXES

    PCA utilizes the liability method of accounting for income taxes whereby it recognizes deferred tax assets and liabilities for the future tax consequences of temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets are reduced by a valuation allowance when, based upon management's estimates, it is more likely than not that a portion of the deferred tax assets will not be realized in a future period. The estimates utilized in the recognition of deferred tax assets are subject to revision in future periods based on new facts or circumstances.

    REVENUE RECOGNITION

    The Company recognizes revenue as products are shipped to customers.

    RESEARCH AND DEVELOPMENT

    Research and development costs are expensed as incurred. The amount charged was $2.5 million for the period April 12, 1999 through December 31, 1999.

    FREIGHT TRADES

    PCA regularly trades containerboard with other manufacturers primarily to reduce shipping costs. The freight trade transactions are accounted for primarily as transactions in the inventory accounts; the impact on income is not material.

    SEGMENT INFORMATION

    The Company is primarily engaged in one line of business: the manufacture and sale of packaging materials, boxes and containers for industrial and consumer markets. No single customer accounts for more than 10% of total revenues. PCA has no foreign operations.

    NEW ACCOUNTING PRONOUNCEMENTS

    In June, 1998, the Financial Accounting Standards Board issued SFAS
No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes new accounting and reporting standards requiring that all derivative instruments (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or a liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's

                        PACKAGING CORPORATION OF AMERICA

                               DECEMBER 31, 1999

2. SUMMARY OF ACCOUNTING POLICIES (CONTINUED) gains and losses to offset related results on the hedged item in the income statement and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. This statement is effective for all fiscal years beginning after June 15, 2000. The adoption of this standard is not expected to have a significant effect on PCA's financial position or results of operations.

3.  EARNINGS PER SHARE

    All share and per share data included in the accompanying consolidated financial statements have been adjusted to reflect a 220-for-one-split of the Company's common stock which became effective on October 19, 1999.

    The following table sets forth the computation of basic and diluted income per common share for the period April 12, 1999 through December 31, 1999:

(IN THOUSANDS, EXCEPT PER SHARE DATA)
Numerator:
  Net income available to common stockholders...............  $31,204
Denominator:
  Basic common shares outstanding...........................   92,108
Effect of dilutive securities:
  Stock options.............................................    1,949
  Non-vested stock..........................................    2,492
                                                              -------
Dilutive common shares outstanding..........................   96,549
Basic income per common share...............................  $  0.34
Diluted income per common share.............................  $  0.32

4.  ACCRUED LIABILITIES

    The components of accrued liabilities as of December 31, 1999 include:

(IN THOUSANDS)
Benefits....................................................  $21,318
Vacation and holiday pay....................................   11,399
Other.......................................................   52,926
                                                              -------
  Total.....................................................  $85,643
                                                              =======

5.  PENSION AND OTHER POSTRETIREMENT BENEFITS

    In connection with the Transactions, PCA and Pactiv entered into a human resources agreement which, among other items, granted PCA employees continued participation in the Pactiv pension and welfare plans for a period of up to five years following the closing of the Transactions for an agreed upon fee. For salaried employees, PCA will pay Pactiv $4.0 million in the first and second years, $6.0 million in the third year, $8.0 million in the fourth year, and $10.0 million in the fifth year following the closing date

                        PACKAGING CORPORATION OF AMERICA

                               DECEMBER 31, 1999

5. PENSION AND OTHER POSTRETIREMENT BENEFITS (CONTINUED) of the Transactions. For hourly employees, PCA will pay Pactiv $1.2 million per year until December 31, 2000. These amounts can be adjusted if there are material increases in the pension costs to Pactiv. The fees paid to Pactiv are expensed ratably throughout the year. PCA intends to adopt its own compensation and benefit plans with respect to its employees sometime in the future.

    PCA also provides certain medical and life insurance benefits for retired and terminated employees. For salaried employees, the plan covers employees retiring from PCA on or after attaining age 55 who have had at least 10 years service with PCA after attaining age 45. For hourly employees, the postretirement benefit plan generally covers employees who retire according to one of PCA's hourly employee retirement plans. Per the human resources agreement referred to above, Pactiv retained the liability relating to retiree medical and life benefits for PCA employees who had retired on or before the closing date of the Transactions or who will retire within two years of that date. Any postretirement liability recorded on PCA's balance sheet relates to active employees only.

    A summary of the change in benefit obligation, the change in plan assets, the development of net amount recognized, and the amounts recognized in the statement of financial position for the postretirement benefit plans follows:

(IN THOUSANDS)
Change in benefit obligation:
  Benefit obligation at April 12, 1999......................  $ 4,007
  Service cost..............................................      441
  Interest cost.............................................      210
  Actuarial loss (gain).....................................     (614)
                                                              -------
  Benefit obligation at September 30, 1999..................  $ 4,044
                                                              =======
Plan assets at fair value at September 30, 1999.............  $    --
                                                              =======
Development of net amount recognized:
  Funded status at September 30, 1999.......................  $(4,044)
  Unrecognized cost:
    Actuarial loss (gain)...................................     (849)
    Prior service cost......................................       --
    Transition liability (asset)............................       --
                                                              -------
  Accrued benefit recognized at December 31, 1999...........  $(4,893)
                                                              =======

    The accrued postretirement benefit cost has been recorded based upon certain actuarial estimates as described below. Those estimates are subject to revision in future periods given new facts or circumstances.

                        PACKAGING CORPORATION OF AMERICA

                               DECEMBER 31, 1999

5.  PENSION AND OTHER POSTRETIREMENT BENEFITS (CONTINUED)
    The net periodic postretirement benefit cost for the period April 12, 1999 through December 31, 1999 consists of the following:

(IN THOUSANDS)
Service cost for benefits earned during the year............    $441
Interest cost on accumulated postretirement benefit
  obligation................................................     210
Net amortization of unrecognized amounts....................      (2)
                                                                ----
Net periodic postretirement benefit cost....................    $649
                                                                ====

    The initial weighted average assumed health care cost trend rate used in determining 1999 accumulated postretirement benefit obligation was 5.0%.

    Increasing the assumed health care cost trend rate by one percentage point would increase the 1999 postretirement benefit obligation by approximately $0.4 million and would increase the net postretirement benefit cost by approximately $0.1 million.

    The discount rate (which is based on long-term market rates) used in determining the accumulated postretirement benefit obligation was 7.5% for 1999.

6.  LONG-TERM DEBT

(IN THOUSANDS)
Senior credit facility--
  Term Loan A, weighted average interest at LIBOR (5.95% as
    of December 31, 1999) + 2.75%, due in varying quarterly
    installments through April 12, 2005.....................  $  296,148
  Term Loan B, weighted average interest at LIBOR + 3.25%,
    due in varying quarterly installments through April 12,
    2007....................................................     241,426
  Term Loan C, weighted average interest at LIBOR + 3.50%,
    due in varying quarterly installments through April 12,
    2008....................................................     241,426
  Senior subordinated notes, interest at 9.625% payable
    semi-annually, due April 1, 2009........................     550,000
  Other.....................................................       1,031
                                                              ----------
Total.......................................................   1,330,031
Less: Current portion.......................................         829
                                                              ----------
Total long-term debt........................................  $1,329,202
                                                              ==========

                        PACKAGING CORPORATION OF AMERICA

                               DECEMBER 31, 1999

6.  LONG-TERM DEBT (CONTINUED)

    PCA is required to pay commitment fees on the unused portion of the revolving credit facility. At December 31, 1999, $150.0 million was available under the revolving credit facility, and there were no borrowings outstanding.

    The senior credit facility is (1) jointly and severally guaranteed by each of PCA's existing subsidiaries and (2) secured by a first priority lien covering substantially all of the owned timberland, mills, plants and other facilities and substantially all tangible and intangible personal property of PCA and its domestic subsidiaries and by a pledge of all of the capital stock of PCA's domestic subsidiaries. In addition, the senior credit facility will also be secured by a pledge of 65% of the capital stock of any first tier foreign subsidiaries that PCA may acquire or form in the future. PCA's future domestic subsidiaries will guarantee the senior credit facility and secure that guarantee with certain of their real property and substantially all of their tangible and intangible personal property.

    As of December 31, 1999, annual principal payments for debt during the next five years are: $0.8 million (2000), $13.6 million (2001), $79.2 million (2002),
$87.5 million (2003), $104.0 million (2004), and $1,044.9 million (2005 and thereafter).

    In May through December of 1999, PCA made voluntary prepayments totaling approximately $431.0 million using excess cash and proceeds from the sale of certain timberlands to permanently reduce its borrowings under the term loans. As a result of these prepayments, PCA recorded a charge of $11.4 million
($6.9 million after tax) as an early extinguishment of debt in December, 1999. No quarterly installments will be required under any of the term loans until December 31, 2001.

    Under the senior credit facility, the Company is required to maintain interest rate collar agreements for 50% of its outstanding term loan balances for a minimum period of two years after the initial borrowing. These LIBOR interest rate collar agreements protect against rising interest rates while simultaneously guaranteeing minimum interest rates. The notional amount of these collars is $510.0 million at December 31, 1999, resulting in the interest rates on approximately 65% of PCA's term loan obligations being capped. The weighted average floor of the interest rate collar agreements is 4.96%, and the weighted average ceiling is 6.75%. On November 29, 1999, PCA terminated $180.0 million of interest rate collar agreements and received $1.2 million. The senior credit facility also provides PCA with the right to lock-in LIBOR interest rates for any amount of term loans for one, two, three, or six month periods. With the approval of the lenders, PCA can lock-in LIBOR interest rates for either a two-week or twelve month period.

    Interest payments in connection with the Company's debt obligations for the period from April 12, 1999 through December 31, 1999 amounted to $89.5 million.

    At December 31, 1999, letters of credit amounting to approximately $19.7 million were outstanding which relate primarily to various environmental obligations, including landfills and solid waste programs, management equity loans, workers' compensation, and equipment leases.

    PCA's various debt agreements require that it comply with certain covenants and restrictions, including specific financial ratios that must be maintained on the last day at the end of each fiscal quarter. Under the provisions of the credit agreement dated April 12, 1999 ("Credit Agreement"), PCA must maintain a consolidated interest coverage ratio of 1.50 at December 31, 1999, increasing per the guidelines set forth in the Credit Agreement to 2.50 as of March 31, 2005, and each fiscal quarter thereafter. Also,

                        PACKAGING CORPORATION OF AMERICA

                               DECEMBER 31, 1999

6.  LONG-TERM DEBT (CONTINUED)
PCA must not exceed a leverage ratio (indebtedness divided by EBITDA) of 6.75 at December 31, 1999, decreasing per the guidelines set forth in the Credit Agreement to 4.00 as of March 31, 2006, and each fiscal quarter thereafter. Lastly, PCA must maintain a minimum consolidated net worth of $325.0 million at December 31, 1999, increasing per the guidelines set forth in the Credit Agreement to $690.0 million as of March 31, 2008. The Company was in compliance with all of its covenants as of December 31, 1999.

7.  FINANCIAL INSTRUMENTS

    The carrying and estimated fair values of PCA's financial instruments at December 31, 1999 were as follows:

                                                         CARRYING
                                                          AMOUNT     FAIR VALUE
                                                        ----------   ----------
(IN THOUSANDS)
Short-term assets.....................................  $ 219,354     $219,354
Short-term liabilities................................    127,365      127,365
Long-term debt-
  Senior credit facility..............................    779,000      779,000
  9.625% Senior subordinated notes....................    550,000      563,750
  Other...............................................      1,031        1,031
Redeemable preferred stock............................    102,552      116,390
Interest rate collars.................................         --        5,638

    SHORT-TERM ASSETS AND LIABILITIES

    The fair value of cash and cash equivalents, accounts receivable, notes receivable and accounts payable approximate their carrying amounts due to the short-term nature of these financial instruments.

    LONG-TERM DEBT

    The fair value of the senior credit facility approximates its carrying amount due to the variable interest-rate feature of the instrument. The fair value of the senior subordinated notes is based on quoted market prices. The fair values of the remaining debt were considered to be the same as or were not determined to be materially different from the carrying amounts.

    REDEEMABLE PREFERRED STOCK

    The fair value of the redeemable preferred stock is based on amounts obtained from investment advisors.

    INTEREST RATE COLLARS

    The fair values of the interest rate collars are the amounts at which they could be settled and are estimated by obtaining quotes from banks.

                        PACKAGING CORPORATION OF AMERICA

                               DECEMBER 31, 1999

8.  MANDATORY REDEEMABLE PREFERRED STOCK

    On April 12, 1999, PCA issued 1,000,000 shares of 12.375% senior exchangeable preferred stock, liquidation preference of $100 per share. Holders of the preferred shares are entitled to receive cumulative dividends paid in cash or in kind at a rate of 12.375% which are paid semi-annually. If PCA fails to pay dividends, holders of the preferred stock will be entitled to elect two additional members to PCA's Board of Directors. Holders of the preferred stock have no voting rights. The preferred stock ranks senior to the common stock. 3,000,000 shares were authorized, and 1,058,094 shares were issued and outstanding as of December 31, 1999. PCA incurred $3.5 million of issuance costs, which are being amortized through 2010 at which time the preferred stock is required to be redeemed. See Note 18 for further discussion.

9.  STOCKHOLDERS' EQUITY

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

    In June 1999, PCA entered into management equity agreements with 125 of its management-level employees. Under these agreements, PCA Holdings and Pactiv Corporation sold 3,132,800 shares of common stock to 113 of these employees at $4.55 per share. The stock purchased under the management equity agreements is subject to vesting and is subject to repurchase upon a termination of employment by PCA at any time prior to an initial public offering of its common stock (see
Note 18). The management equity agreements also provide for the grant of options (see Note 16).

    On October 19, 1999, PCA effected a 220-for-one stock split of its common stock which resulted in an increase in the number of shares outstanding from 430,000 to 94,600,000. All historical share numbers for PCA contained in the financial statements and related notes reflect the 220-for-one split.

10.  COMMITMENTS AND CONTINGENCIES

    CAPITAL COMMITMENTS

    The Company had authorized capital expenditures of approximately
$66.3 million as of December 31, 1999, in connection with the expansion and replacement of existing facilities and equipment.

                        PACKAGING CORPORATION OF AMERICA

                               DECEMBER 31, 1999

10.  COMMITMENTS AND CONTINGENCIES (CONTINUED)
    LEASE COMMITMENTS

    The Company holds certain of its facilities, equipment, and other assets under long-term leases. The minimum lease payments under non-cancelable operating leases with lease terms in excess of one year are as follows:

(IN THOUSANDS)
2000........................................................  $ 22,361
2001........................................................    17,137
2002........................................................    13,146
2003........................................................     7,681
2004........................................................     5,434
Thereafter..................................................    38,504
                                                              --------
  Total.....................................................  $104,263
                                                              ========

    Commitments under capital leases were not significant to the accompanying financial statements. Total rental expense for continuing operations for the period from April 12, 1999 through December 31, 1999 was $15.0 million. These costs are included primarily in cost of goods sold.

    PURCHASE COMMITMENTS

    The Company has entered into various minimum purchase agreements to buy energy over periods ranging from one to five years. Total purchase commitments over the next five years are as follows:

(IN THOUSANDS)
2000........................................................  $ 5,393
2001........................................................    4,317
2002........................................................    2,603
2003........................................................    2,603
2004........................................................    2,602
                                                              -------
  Total.....................................................  $17,518
                                                              =======

    The Company purchased approximately $7.8 million during the period from April 12, 1999 through December 31, 1999 under these purchase agreements.

    LITIGATION

    The Company is involved in various legal proceedings and litigation arising in the ordinary course of business. In the opinion of management and in-house legal counsel, the outcome of such proceedings and litigation will not materially affect the Company's financial position or results of operations.

    ENVIRONMENTAL LIABILITIES

    The estimated landfill closure and postclosure maintenance costs expected to be incurred upon and subsequent to the closing of existing operating landfill areas are accrued based on the landfill capacity used

                        PACKAGING CORPORATION OF AMERICA

                               DECEMBER 31, 1999

10. COMMITMENTS AND CONTINGENCIES (CONTINUED) to date. Amounts are estimates using current technologies for closure and monitoring and are not discounted.

    The potential costs for various environmental matters are uncertain due to such factors as the unknown magnitude of possible cleanup costs, the complexity and evolving nature of governmental laws and regulations and their interpretations, and the timing, varying costs and effectiveness of alternative cleanup technologies. Liabilities recorded by the Company for environmental contingencies are estimates of the probable costs based upon available information and assumptions. Because of these uncertainties, however, PCA's estimates may change. PCA believes that any additional costs identified as further information becomes available would not have a material effect on its financial statements.

11.  INCOME TAXES

    Following is an analysis of the components of consolidated income tax expense (benefit):

(IN THOUSANDS)
Current--
  U.S.......................................................  $(16,207)
  State and local...........................................    (1,083)
Deferred--
  U.S.......................................................    44,976
  State and local...........................................     9,553
                                                              --------
    Total provision for taxes...............................  $ 37,239
                                                              ========

    The effective tax rate varies from the U.S. Federal statutory tax rate for the period April 12, 1999 through December 31, 1999, principally due to the following:

(IN THOUSANDS)
Provision computed at U.S. Federal statutory rate of 35%....  $29,623
State and local taxes.......................................    4,855
Other.......................................................    2,761
                                                              -------
    Total...................................................  $37,239
                                                              =======

                        PACKAGING CORPORATION OF AMERICA

                               DECEMBER 31, 1999

11.  INCOME TAXES (CONTINUED)
    The components of the deferred tax assets (liabilities) at December 31, 1999, were as follows:

(IN THOUSANDS)
Current deferred taxes--
  Accrued liabilities.......................................  $  2,255
  Employee benefits and compensation........................     3,777
  Reserve for doubtful accounts.............................     1,002
  Inventory.................................................      (223)
  Pensions and postretirement benefits......................     1,600
                                                              --------

Total current deferred taxes................................  $  8,411
                                                              ========

Noncurrent deferred taxes--
  Pension and postretirement benefits.......................  $  1,933
  Excess of financial reporting over tax basis in plant and
    equipment...............................................   (97,706)
  Accrued liabilities.......................................     4,734
  Asset for net operating loss carryforwards and minimum tax
    credits.................................................    21,235
                                                              --------

    Total noncurrent deferred taxes.........................  $(69,804)
                                                              ========

    Cash payments for income taxes were $4.1 million for the period April 12, 1999 through December 31, 1999. As of December 31, 1999, the Company has available for income tax purposes approximately $60.5 million in net operating loss carryforwards and minimum tax credits which may be used to offset future taxable income. These loss carryforwards and minimum tax credits expire in fiscal year 2019.

12.  RELATED PARTY TRANSACTIONS

    PCA's sales to Pactiv Corporation are included in the accompanying consolidated financial statements. The net sales to Pactiv Corporation for the period April 12, 1999 through December 31, 1999 were approximately
$57.4 million. The accounts receivable relating to these sales as of December 31, 1999 are $12.3 million.

    PCA purchases wood on the behalf of the 50% joint venture with American Cellulose Corporation and transfers the wood to the joint venture at cost. The accounts receivable relating to these transfers as of December 31, 1999 is $1.3 million.

    PCA entered into a transition services agreement with Pactiv which provides for the performance of transitional services by Pactiv and its affiliates to PCA that PCA currently requires to operate its business. These services include: payroll, general accounting, tax support, treasury/cash management, insurance/risk management, procurement, human resources, telecommunications and information services. The initial term of the transition services agreement is for one year, but may be extended by PCA for an additional six month term. During the period April 12, 1999 through December 31, 1999, PCA paid Pactiv
$6.5 million for these services.

                        PACKAGING CORPORATION OF AMERICA

                               DECEMBER 31, 1999

12.  RELATED PARTY TRANSACTIONS (CONTINUED)
    Pactiv also agreed to reimburse PCA for up to $5.4 million in expenditures incurred by PCA relating to system enhancement and year 2000 compliance in the transition services agreement. The full $5.4 million was received by PCA during 1999.

    PCA and Pactiv entered into a facility use agreement which provides for PCA's use of a portion of Pactiv's headquarters located in Lake Forest, Illinois, for up to four years following the closing of the transactions. PCA paid Pactiv $1.5 million for the period April 12, 1999 through December 31, 1999.

13.  RESTRUCTURING AND OTHER CHARGES

    As part of the April 12, 1999 Transactions, the Company assumed accruals related to a previously recorded restructuring charge set forth below. This charge was recorded prior to the Transactions following approval by Tenneco's Board of Directors of a comprehensive restructuring plan for all of Tenneco's operations, including those of the Company. In connection with this restructuring plan, four corrugated facilities were closed and 109 positions were eliminated.

    The following table reflects the components of this assumed accrual:

                                                      BALANCE               BALANCE
                                                      4/12/99    ACTIVITY   12/31/99
                                                      --------   --------   --------
(IN THOUSANDS)
Severance...........................................   $1,087     $  819     $  268
Facility exit costs.................................    1,920        278      1,642
                                                       ------     ------     ------
Total accrual.......................................   $3,007     $1,097     $1,910
                                                       ======     ======     ======

    The fixed assets at the closed facilities were written down to their estimated fair value. No significant cash proceeds are expected from the ultimate disposal of these assets. The remaining liability balance at December 31, 1999 will be used for rent payments related to the two closed facilities.

14.  SALE OF TIMBERLANDS

    In August, 1999, PCA signed purchase and sale agreements with various buyers to sell approximately 405,000 acres of timberland. PCA completed the sales in October and November 1999. Total proceeds received from the sales were $263.3 million, resulting in a pre-tax gain of $12.2 million.

15.  SUMMARIZED COMBINED FINANCIAL INFORMATION ABOUT GUARANTOR
SUBSIDIARIES

    The following is summarized aggregated financial information for Dahlonega Packaging Corporation, Dixie Container Corporation, PCA Hydro, Inc., PCA Tomahawk Corporation and PCA Valdosta Corporation, each of which was a wholly-owned subsidiary of PCA and included in the Company's consolidated financial statements. Each of these subsidiaries fully, unconditionally, jointly and severally guaranteed $550.0 million in senior subordinated notes issued by PCA in connection with the Transactions. Separate

                        PACKAGING CORPORATION OF AMERICA

                               DECEMBER 31, 1999

15.  SUMMARIZED COMBINED FINANCIAL INFORMATION ABOUT GUARANTOR
SUBSIDIARIES (CONTINUED)
financial statements of the guarantor subsidiaries are not presented because, in the opinion of management, such financial statements are not material to investors.

(IN THOUSANDS)
Current assets..............................................  $12,703
Non-current assets..........................................   14,115
                                                              -------

  Total assets..............................................   26,818

Current liabilities.........................................    2,902
Non-current liabilities.....................................    4,414
                                                              -------
  Total liabilities.........................................    7,316
                                                              -------
Net assets..................................................  $19,502
                                                              =======
Net sales...................................................  $43,941
Gross profit................................................    3,555
Net (loss)..................................................     (179)

16.  STOCK-BASED COMPENSATION

    PCA entered into management equity agreements in June 1999 with 125 of its management-level employees. These agreements provide for the grant of options to purchase up to an aggregate of 6,576,460 shares of PCA's common stock at approximately $4.55 per share, the same price per share at which PCA Holdings purchased common stock in the Transactions. These options vest ratably over a five-year period. Upon completion of an initial public offering, the options become immediately exercisable. The option shares are subject to contractual restrictions on transfer for a period of up to 18 months following completion of the offering (see Note 18 for further discussion).

    A summary of the Company's stock option activity, and related information for the year ended December 31, 1999 follows:

                                                                 WEIGHTED AVERAGE
                                                      OPTIONS     EXERCISE PRICE
                                                     ---------   ----------------
Granted............................................  6,576,460        $4.55
Forfeited..........................................     (7,260)        4.55
                                                     ---------        -----
Outstanding at December 31, 1999...................  6,569,200         4.55

Options exercisable at December 31, 1999...........         --           --

                        PACKAGING CORPORATION OF AMERICA

                               DECEMBER 31, 1999

16.  STOCK-BASED COMPENSATION (CONTINUED)
    The minimum value of the Company stock options estimated on the date of grant using the Black-Scholes option-pricing model was $1.29 per option for 1999, with the following assumptions:

Expected life in years......................................       5
Interest rate...............................................    6.65%
Volatility..................................................      NA
Dividend yield..............................................     0.0%

    The weighted-average remaining contractual life of the options exercisable at December 31, 1999 is approximately ten years.

    The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

    As permitted by SFAS No. 123, "Accounting for Stock-Based Compensation," the Company has elected to account for its stock option plan under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and adopt the disclosure only provisions of SFAS No. 123. Under APB No. 25, no compensation costs are recognized because the number of options is fixed and the option exercise price is equal to the fair market price of the common stock on the date of the grant. Under SFAS No. 123, stock options are valued at the grant date using the Black-Scholes valuation model and compensation costs are recognized ratably over the vesting period. Had compensation costs been determined as prescribed by SFAS No. 123, the Company's net earnings would have been reduced by $0.6 million.

17.  QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                  FISCAL QUARTER
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)       FIRST      SECOND      THIRD      FOURTH      TOTAL
----------------------------------------      --------   ---------   --------   --------   ----------
1999:
Net sales...................................     *       $373,035*   $443,503   $445,747   $1,262,285
Income before interest, taxes and
  extraordinary item........................     *         45,390*     63,824     83,016      192,230
Net income..................................     *          6,766*     14,167     19,567       40,500
Net income available to common
  shareholders..............................     *           4,088     11,036     16,080       31,204
Basic earnings per share....................     *           0.04*       0.12       0.18         0.34
Diluted earnings per share..................     *           0.04*       0.11       0.17         0.32

------------------------

* PCA acquired the Group on April 12, 1999. As such, operating results for the period prior to April 12, 1999 have been excluded from PCA's 1999 results.

                        PACKAGING CORPORATION OF AMERICA

                               DECEMBER 31, 1999

18.  SUBSEQUENT EVENTS

    On February 2, 2000, the Company completed an initial public offering of its common stock in which Pactiv Corporation sold 35,000,000 of its 41,160,240 shares of common stock in PCA, and PCA issued an additional 11,250,000 shares. The net proceeds to PCA were approximately $125.5 million at an initial public offering price of $12.00 per share, after deducting the underwriting discounts and estimated offering expenses.

    PCA will use the net proceeds to redeem all outstanding shares of its 12.375% senior exchangeable preferred stock due 2010 (1,058,094 shares as of December 31, 1999) at a redemption price of 112.375% of its liquidation preference, plus accrued and unpaid dividends through March 3, 2000, the date of redemption. The total to be paid to redeem the senior exchangeable preferred stock will be $124.4 million, which will include $5.5 million of accrued and unpaid dividends.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Tenneco Inc.:

    We have audited the accompanying combined statements of assets, liabilities and interdivision account of THE CONTAINERBOARD GROUP (a division of Tenneco Packaging Inc., which is a Delaware corporation and a wholly owned subsidiary of Tenneco Inc.) as of April 11, 1999, and the related combined statements of revenues, expenses and interdivision account and cash flows for the period from January 1, 1999, through April 11, 1999. These financial statements are the responsibility of the Group's management. Our responsibility is to express an opinion on these financial statements based on our audit.

    We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the combined financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the combined financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall combined financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

    In our opinion, the combined financial statements referred to above present fairly, in all material respects, the financial position of The Containerboard Group as of April 11, 1999, and the results of its operations and its cash flows for the period from January 1, 1999, through April 11, 1999, in conformity with generally accepted accounting principles.

                                          ARTHUR ANDERSEN LLP

Chicago, Illinois
July 16, 1999

                            THE CONTAINERBOARD GROUP
                     (A DIVISION OF TENNECO PACKAGING INC.)

                             COMBINED STATEMENT OF
                 ASSETS, LIABILITIES AND INTERDIVISION ACCOUNT

                              AS OF APRIL 11, 1999

                                 (IN THOUSANDS)

                                 ASSETS

Current assets:
  Cash......................................................  $        1
  Accounts receivable (net of allowance for doubtful
    accounts of $3,947).....................................     171,710
  Receivables from affiliated companies.....................       9,037
  Notes receivable..........................................      27,933
  Inventories...............................................     158,233
  Prepaid expenses and other current assets.................      32,950
                                                              ----------
      Total current assets..................................     399,864
                                                              ----------

Property, plant and equipment, at cost:
  Land, timber, timberlands and buildings...................     701,922
  Machinery and equipment...................................   1,864,962
  Other, including construction in progress.................     110,842
  Less--Accumulated depreciation and depletion..............    (757,476)
                                                              ----------
      Property, plant and equipment, net....................   1,920,250
                                                              ----------
Intangibles.................................................       1,942
                                                              ----------
Investment..................................................       1,388
                                                              ----------
Other long-term assets......................................      67,645
                                                              ----------
Total assets................................................  $2,391,089
                                                              ==========

                 LIABILITIES AND INTERDIVISION ACCOUNT

Current liabilities:
  Accounts payable..........................................  $  114,050
  Payables to Tenneco affiliates............................       7,652
  Current portion of long-term debt.........................      31,841
  Accrued liabilities.......................................      64,371
                                                              ----------
      Total current liabilities.............................     217,914
                                                              ----------

Long-term liabilities:
  Long-term debt, net of current portion....................   1,728,625
  Deferred taxes............................................     263,936
  Other.....................................................      23,917
                                                              ----------
      Total long-term liabilities...........................   2,016,478
                                                              ----------
Interdivision account.......................................     156,697
                                                              ----------
Total liabilities and interdivision account.................  $2,391,089
                                                              ==========

The accompanying notes to combined financial statements are an integral part of these statements.

                            THE CONTAINERBOARD GROUP
                     (A DIVISION OF TENNECO PACKAGING INC.)

                        COMBINED STATEMENT OF REVENUES,
                       EXPENSES AND INTERDIVISION ACCOUNT

          FOR THE PERIOD FROM JANUARY 1, 1999, THROUGH APRIL 11, 1999

                                 (IN THOUSANDS)

Net sales...................................................  $ 433,182

Cost of sales...............................................   (367,483)
                                                              ---------
    Gross profit............................................     65,699

Selling and administrative expenses.........................    (30,584)

Impairment loss.............................................   (230,112)

Other expense, net..........................................     (2,207)

Corporate allocations.......................................    (14,890)
                                                              ---------
    Loss before interest, income taxes and extraordinary
      loss..................................................   (212,094)

Interest expense, net.......................................       (221)
                                                              ---------
    Loss before income taxes and extraordinary loss.........   (212,315)

Benefit for income taxes....................................     83,716

Extraordinary loss, net of income tax.......................     (6,327)
                                                              ---------
Net loss....................................................   (134,926)

Interdivision account, beginning of period..................    908,392

Interdivision account activity, net.........................   (616,769)
                                                              ---------
Interdivision account, end of period........................  $ 156,697
                                                              =========
Basic and diluted earnings per share (unaudited):
Loss before extraordinary item..............................  $   (1.36)
Extraordinary item..........................................       (.07)
                                                              ---------
Net loss per common share...................................  $   (1.43)
                                                              =========
Weighted average common shares outstanding..................     94,600

The accompanying notes to combined financial statements are an integral part of these statements.

                            THE CONTAINERBOARD GROUP
                     (A DIVISION OF TENNECO PACKAGING INC.)

                        COMBINED STATEMENT OF CASH FLOWS

          FOR THE PERIOD FROM JANUARY 1, 1999, THROUGH APRIL 11, 1999

                                 (IN THOUSANDS)

Cash flows from operating activities:
  Net loss..................................................  $  (134,926)
                                                              -----------
  Adjustments to reconcile net loss to net cash provided by
    operating activities--
    Depreciation, depletion and amortization................       30,905
    Extraordinary loss--early debt extinguishment...........        6,327
    Loss on sale of assets..................................      230,112
    Amortization of deferred gain...........................         (493)
    Increase in deferred income taxes.......................        9,782
    Undistributed earnings of affiliated companies..........         (106)
    Increase in other noncurrent reserves...................           56
                                                              -----------
        Total charges to net income not involving cash......      276,583
                                                              -----------
Changes in noncash components of working capital--
  Working capital transactions, excluding transactions with
    Tenneco and working capital from acquired businesses--
    Decrease (increase) in current assets--
      Accounts and notes receivable.........................       (8,183)
      Inventories, net......................................       (7,514)
      Prepaid expenses and other current assets.............        4,201
    (Decrease) increase in current liabilities--
      Accounts payable......................................       26,996
      Accrued liabilities...................................       (3,508)
                                                              -----------
        Net decrease in noncash components of working
        capital.............................................       11,992
                                                              -----------
        Net cash provided by operating activities...........      153,649
                                                              -----------
Cash flows from investing activities:
  Additions to property, plant and equipment................   (1,128,255)
  Other long-term assets....................................        2,284
  Proceeds from disposals...................................          825
  Other transactions, net...................................        4,001
                                                              -----------
        Net cash used for investing activities..............   (1,121,145)
                                                              -----------
Cash flows from financing activities:
  Proceeds from long-term debt issued.......................    1,760,000
  Payments on long-term debt................................      (27,550)
  Decrease in interdivision account.........................     (616,769)
  Working capital transactions with Tenneco and affiliated
    companies--
    Decrease in receivables from affiliated companies.......        1,353
    Decrease in factored receivables........................     (150,099)
    Increase in accounts payable to affiliated companies....          561
                                                              -----------
        Net cash provided by financing activities...........      967,496
                                                              -----------
Net change in cash
Cash, beginning of period...................................            1
                                                              -----------
Cash, end of period.........................................  $         1
                                                              ===========

            The accompanying notes to combined financial statements
                   are an integral part of these statements.

                            THE CONTAINERBOARD GROUP
                     (A DIVISION OF TENNECO PACKAGING INC.)

                     NOTES TO COMBINED FINANCIAL STATEMENTS

                                 APRIL 11, 1999

1.  BUSINESS DESCRIPTION

    The Containerboard Group (the "Group") is a division of Tenneco
Packaging Inc., ("Packaging") which is a wholly owned subsidiary of Tenneco Inc. ("Tenneco"). The Group is comprised of mills and corrugated products operations. Madison Dearborn Partners, LLC ("MDP"), is a private equity investment firm.

    The Mill operations ("The Mills") consist of two Kraft linerboard mills located in Counce, Tennessee, and Valdosta, Georgia, and two medium mills located in Filer City, Michigan, and Tomahawk, Wisconsin. The Mills also include two recycling centers located in Nashville, Tennessee, and Jackson, Tennessee. The Mills also control and manage approximately 950,000 acres of timberlands. The Mills transfer the majority of their output to The Corrugated Products operations ("Corrugated").

    Corrugated operations consist of 39 corrugated combining plants, 28 specialty/sheet plants and 5 design centers. All plants are located in North America. Corrugated combines linerboard and medium (primarily from The Mills) into sheets that are converted into corrugated shipping containers, point-of-sale graphics packaging, point-of-purchase displays and other specialized packaging. Corrugated sells to diverse customers primarily in North America.

    On January 25, 1999, Packaging entered into a definitive agreement (the "Contribution Agreement") to sell its containerboard and corrugated packaging products business to Packaging Corporation of America ("PCA") for $2.2 billion. Under the terms of the Contribution Agreement, PCA Holdings, an entity organized and controlled by MDP and its coinvestors, acquired a 55% common equity interest in PCA, and Packaging contributed the Group to PCA in exchange for cash, the assumption of debt and a 45% common equity interest in PCA (in each case before giving effect to issuances of common equity to management).

    The sale was completed on April 12, 1999. The financing of the transaction consisted of borrowings under a new $1.46 billion senior credit facility, the offering of notes and preferred stock, the cash equity investment of $236.5 million by PCA Holdings and a rollover equity investment by Packaging valued at $193.5 million.

    The Group's sales to other Packaging entities and other Tenneco entities are included in the accompanying combined financial statements. The net sales to other Packaging entities for the period from January 1, 1999, through April 11, 1999, were approximately $21,350,000. The net sales to other Tenneco entities for the period from January 1, 1999, through April 11, 1999, were approximately $3,298,000. The profit relating to these sales is included in the accompanying combined financial statements.

    As a result of the Group's relationship with Packaging, the combined statements of assets, liabilities and interdivision account and the related combined statements of revenues, expenses and interdivision account are not necessarily indicative of what actually would have occurred had the Group been a stand-alone entity. Additionally, these combined financial statements are not necessarily indicative of the future financial position or results of operations of the Group.

                            THE CONTAINERBOARD GROUP
                     (A DIVISION OF TENNECO PACKAGING INC.)

               NOTES TO COMBINED FINANCIAL STATEMENTS (CONTINUED)

                                 APRIL 11, 1999

2.  SUMMARY OF ACCOUNTING POLICIES

    BASIS OF PRESENTATION

    The accompanying combined financial statements include the selected assets and liabilities of the Group as of April 11, 1999, and the revenues and expenses of the Group for the period January 1, 1999, through April 11, 1999. All significant intragroup accounts and transactions have been eliminated.

    REVENUE RECOGNITION

    The Group recognizes revenue as products are shipped to customers.

    ACCOUNTS RECEIVABLE

    Historically, a substantial portion of the Group's trade accounts receivable were sold by Packaging, generally without recourse, to a financing subsidiary of Tenneco Inc. Expenses relating to cash discounts, credit losses, pricing adjustments and other allowances on these factored receivables are accrued and charged to the Group. As part of the Containerboard transaction, these receivables were purchased by Packaging from the financing subsidiary and contributed to PCA. All purchase and sale transactions were consummated at fair value, which was the same as the net book value of the receivables as reflected on the Group's financial statements prior to the initial sale. Therefore, due to the pending sale transaction, the amount of trade accounts receivable sold was $0 at April 11, 1999.

    INVENTORIES

    Raw materials and finished goods are valued using the last-in, first-out ("LIFO") cost method and include material, labor and manufacturing-related overhead costs. Supplies and materials inventories are valued using a moving average cost. All inventories are stated at the lower of cost or market.

    PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment are recorded at cost. Interest costs relating to construction in progress are capitalized based upon the total amount of interest cost (including interest costs on notes payable to Tenneco) incurred by Packaging.

    The amount of interest capitalized related to construction in progress at the Group was approximately $19,000 for the period ended April 11, 1999.

    Depreciation is computed on the straight-line basis over the estimated useful lives of the related assets. The following useful lives are used for the various categories of assets:

Buildings and land improvements..........................     5 to 40 years
Machinery and equipment..................................     3 to 25 years
Trucks and automobiles...................................     3 to 10 years
Furniture and fixtures...................................     3 to 20 years
Computers and software...................................     3 to 7 years
Leasehold improvements...................................  Period of the lease
                                                           ===================

                            THE CONTAINERBOARD GROUP
                     (A DIVISION OF TENNECO PACKAGING INC.)

               NOTES TO COMBINED FINANCIAL STATEMENTS (CONTINUED)

                                 APRIL 11, 1999

2.  SUMMARY OF ACCOUNTING POLICIES (CONTINUED)
    Timber depletion is provided on the basis of timber cut during the period related to the estimated quantity of recoverable timber. Assets under capital leases are depreciated on the straight-line method over the term of the lease.

    Expenditures for repairs and maintenance are expensed as incurred.

    Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. In the event that facts and circumstances indicate that the carrying amount of any long-lived assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset's carrying amount to determine if a write-down to discounted cash flows is required.

    CHANGES IN ACCOUNTING PRINCIPLES

    In June, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes new accounting and reporting standards requiring that all derivative instruments (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. This statement is effective for all fiscal years beginning after June 15, 2000. The adoption of this new standard is not expected to have a significant effect on the Group's financial position or results of operations.

    In April, 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities," which requires costs of start-up activities to be expensed as incurred. This statement is effective for fiscal years beginning after December 15, 1998. The statement requires capitalized costs related to start-up activities to be expensed as a cumulative effect of a change in accounting principle when the statement is adopted. Tenneco adopted this new accounting principle in the first quarter of 1999. The adoption of this new standard did not have a significant effect on the Group's financial position or results of operations.

    In March, 1998, the AICPA issued SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," which establishes new accounting and reporting standards for the costs of computer software developed or obtained for internal use. This statement will be applied prospectively and is effective for fiscal years beginning after December 15, 1998. The adoption of this new standard did not have a significant effect on the Group's financial position or results of operations.

    FREIGHT TRADES

    The Group regularly trades containerboard with other manufacturers primarily to reduce shipping costs. The freight trade transactions are accounted for primarily as transactions in the inventory accounts; the impact on income is not material.

                            THE CONTAINERBOARD GROUP
                     (A DIVISION OF TENNECO PACKAGING INC.)

               NOTES TO COMBINED FINANCIAL STATEMENTS (CONTINUED)

                                 APRIL 11, 1999

2.  SUMMARY OF ACCOUNTING POLICIES (CONTINUED)
    ENVIRONMENTAL LIABILITIES

    The estimated landfill closure and postclosure maintenance costs expected to be incurred upon and subsequent to the closing of existing operating landfill areas are accrued based on the landfill capacity used to date. Amounts are estimates using current technologies for closure and monitoring and are not discounted.

    The potential costs related to the Group for various environmental matters are uncertain due to such factors as the unknown magnitude of possible cleanup costs, the complexity and evolving nature of governmental laws and regulations and their interpretations, and the timing, varying costs and effectiveness of alternative cleanup technologies. Liabilities recorded by the Group for environmental contingencies are estimates of the probable costs based upon available information and assumptions relating to the Group. Because of these uncertainties, however, the Group's estimates may change. The Group believes that any additional costs identified as further information becomes available would not have a material effect on the combined statements of assets, liabilities and interdivision account or revenues, expenses and interdivision account of the Group.

    COMBINED STATEMENTS OF CASH FLOWS

    As a division of Packaging, the Group does not maintain separate cash accounts other than for petty cash. The Group's disbursements for payroll, capital projects, operating supplies and expenses are processed and funded by Packaging through centrally managed accounts. In addition, cash receipts from the collection of accounts receivable and the sales of assets are remitted directly to bank accounts controlled by Packaging. In this type of centrally managed cash system in which the cash receipts and disbursements of Packaging's various divisions are commingled, it is not feasible to segregate cash received from Packaging (e.g., as financing for the business) from cash transmitted to Packaging (e.g., as a distribution). Accordingly, the net effect of these cash transactions with Packaging are presented as a single line item within the financing section of the cash flow statements. Similarly, the activity of the interdivision account presents the net transfer of funds and charges between Packaging and the Group as a single line item.

    RESEARCH AND DEVELOPMENT

    Research and development costs are expensed as incurred. The amounts charged were $1,015,000 from January 1, 1999, through April 11, 1999.

    INTANGIBLE ASSETS

    The Group has capitalized certain intangible assets, primarily trademarks and patents, based on their estimated fair value at the date of acquisition. Amortization is provided for these intangible assets on a straight-line basis over periods ranging from 3 to 10 years. Covenants not to compete are amortized on a straight-line basis over the terms of the respective agreements. Such amortization amounted to $890,000 as of April 11, 1999.

    Intangible assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. In the event that

                            THE CONTAINERBOARD GROUP
                     (A DIVISION OF TENNECO PACKAGING INC.)

               NOTES TO COMBINED FINANCIAL STATEMENTS (CONTINUED)

                                 APRIL 11, 1999

2. SUMMARY OF ACCOUNTING POLICIES (CONTINUED) facts and circumstances indicate that the carrying amount of any intangible assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows through the remaining amortization period associated with the asset would be compared to the asset's carrying amount to determine if a write-down to discounted cash flows is required.

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

    SEGMENT INFORMATION

    The Group adopted SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information," in 1998 and determined that the Group is primarily engaged in one line of business: the manufacture and sale of packaging materials, boxes and containers for industrial and consumer markets. No single customer accounts for more than 10% of total revenues. The Group has no foreign operations.

    EARNINGS PER SHARE (UNAUDITED)

    Earnings per share has been calculated using the historical earnings of the Group and the number of shares resulting from the April 12, 1999 transaction (430,000 common shares), as adjusted to reflect the anticipated 220-for-one stock split. For the period presented, basic and diluted earnings per share are the same because there are not potentially dilutive securities.

3.  INVESTMENT IN JOINT VENTURE

    The Group has a 50% U.S. joint venture with American Cellulose Corporation to manufacture and market hardwood chips. The net investment, which was accounted for under the equity method, was $1,388,000 as of April 11, 1999.

                            THE CONTAINERBOARD GROUP
                     (A DIVISION OF TENNECO PACKAGING INC.)

               NOTES TO COMBINED FINANCIAL STATEMENTS (CONTINUED)

                                 APRIL 11, 1999

4.  LONG-TERM DEBT

                                                                   AS OF
                                                              APRIL 11, 1999
                                                              ---------------
(IN THOUSANDS)
Senior subordinated notes, interest at 9.625%, payable
  semiannually, due in 2009.................................     $  550,000
Senior credit facility--
  Term loan A, interest at LIBOR plus 2.75%, due in varying
    quarterly installments through 2005.....................        460,000
  Term loan B, interest at LIBOR plus 3.25%, due in varying
    quarterly installments through 2007.....................        375,000
  Term loan C, interest at LIBOR plus 3.50%, due in varying
    quarterly installments through 2008.....................        375,000
Other obligations...........................................            466
                                                                 ----------
    Total...................................................      1,760,466

Less- Current portion.......................................         31,841
                                                                 ----------
    Total long-term debt....................................     $1,728,625
                                                                 ==========

    As of April 11, 1999, the annual payments for debt during the next five years and thereafter are (in thousands): $31,841 (1999), $35,699 (2000), $67,570
(2001), $97,570 (2002), $107,536 (2003) and $1,420,250 (2004 and thereafter).

    In February, 1999, Tenneco Inc. paid off the remaining note payable as it relates to the Counce Limited Partnership. The payment was $27,220,000, including a $10,456,000 premium payment (net of tax $6,327,000) for the early extinguishment of debt.

    Going-forward, PCA's various debt agreements require that it comply with certain covenants and restrictions, including specific financial ratios that must be maintained on the last day at the end of each fiscal quarter. Under the provisions of the credit agreement dated April 12, 1999 ("Credit Agreement"), PCA must maintain a consolidated interest coverage ratio of a minimum of 1.5 beginning on September 30, 1999, increasing per the guidelines set forth in the Credit Agreement to 2.5 as of March 31, 2005, and each fiscal quarter thereafter. Also, PCA must not exceed a leverage ratio of 6.75 at September 30, 1999, decreasing per the guidelines set forth in the Credit Agreement to 4.0 as of March 31, 2006, and each fiscal quarter thereafter. Lastly, PCA must maintain a minimum consolidated net worth beginning on June 30, 1999 of $315,000,000, increasing per the guidelines set forth in the Credit Agreement to $690,000,000 as of March 31, 2008.

    In May through October of 1999, PCA made voluntary prepayments totaling approximately $322,100,000 using excess cash and proceeds from the sale of certain timberlands to permanently reduce its borrowings under the term loans. As a result of this prepayment, no payments will be required under any of the term loans until December, 2001.

                            THE CONTAINERBOARD GROUP
                     (A DIVISION OF TENNECO PACKAGING INC.)

               NOTES TO COMBINED FINANCIAL STATEMENTS (CONTINUED)

                                 APRIL 11, 1999

5.  PENSION AND OTHER BENEFIT PLANS

    Substantially all of the Group's salaried and hourly employees are covered by retirement plans sponsored by Packaging and Tenneco. Benefits generally are based on years of service and, for most salaried employees, on final average compensation. Packaging's funding policies are to contribute to the plans, at a minimum, amounts necessary to satisfy the funding requirements of federal laws and regulations. The assets of the plans consist principally of listed equity and fixed and variable income securities, including Tenneco Inc. common stock.

    The Group's eligible salaried employees participate in the Tenneco Inc. Retirement Plan (the "Retirement Plan"), a defined benefit plan, along with other Tenneco divisions and subsidiaries. The pension expense allocated to the Group by Packaging for this plan was approximately $1,696,000 for the period ended April 11, 1999. Amounts allocated are principally determined based on payroll. This plan is overfunded and a portion of the prepaid pension costs has not been allocated to the Group.

    The Group's eligible hourly employees participate in the Tenneco Packaging Pension Plan for Certain Hourly-Rated Employees, also a defined benefit plan, along with other Packaging divisions. As stated, due to the fact that other divisions within Packaging participate in the plan, certain of the disclosures required by SFAS No. 132, "Employers' Disclosures About Pension and Other Postretirement Benefits, such as a summary of the change in benefit obligation and the change in plan assets, are not available. Actuarial information as of April 11, 1999 is not available and in connection with the sale of the Group as described in Note 1 to these financial statements, the pension asset allocated to the Group will be excluded from the sale transaction and remain with Tenneco. As such, the actuarial information below is reported as of December 31, 1998.

    The net pension income allocated to the Group for this plan was $213,000 for the period ended April 11, 1999. This plan is overfunded, and a portion of the related pension asset of $41,965,000 for April 11, 1999, has been allocated to the Group and is included in Other Long-Term Assets.

    Actuarially allocated net pension cost for the Group's defined benefit plans, excluding the Retirement Plan, consists of the following components for the year ended December 31, 1998 (in thousands):

Service cost--benefits earned during the year...............  $  3,112
Interest cost on projected benefit obligations..............     6,990
Expected return on plan assets..............................   (11,312)
Amortization of--
  Transition liability......................................      (164)
  Unrecognized loss.........................................        --
  Prior service cost........................................       908
                                                              --------
    Net pension income......................................  $   (466)
                                                              ========

                            THE CONTAINERBOARD GROUP
                     (A DIVISION OF TENNECO PACKAGING INC.)

               NOTES TO COMBINED FINANCIAL STATEMENTS (CONTINUED)

                                 APRIL 11, 1999

5.  PENSION AND OTHER BENEFIT PLANS (CONTINUED)
    The funded status of the Group's allocation of defined benefit plans, excluding the Retirement Plan, reconciles with amounts recognized in the 1998 statements of assets and liabilities and interdivision account as follows (in thousands):

Actuarial present value at September 30, 1998--
  Vested benefit obligation.................................  $ (98,512)
  Accumulated benefit obligation............................   (108,716)
                                                              =========
Projected benefit obligation................................  $(108,716)
Plan assets at fair value at September 30, 1998.............    146,579
Unrecognized transition liability...........................     (1,092)
Unrecognized net gain.......................................    (14,623)
Unrecognized prior service cost.............................     13,455
                                                              ---------
Prepaid pension cost at December 31, 1998...................  $  35,603
                                                              =========

    The weighted average discount rate used in determining the actuarial present value of the benefit obligations was 7.00% for the year ended December 31, 1998. The weighted average expected long-term rate of return on plan assets was 10% for 1998.

    Middle management employees participate in a variety of incentive compensation plans. These plans provide for incentive payments based on the achievement of certain targeted operating results and other specific business goals. The targeted operating results are determined each year by senior management of Packaging. The amounts charged to expense for these plans were $1,599,000 for the period ended April 11, 1999.

    In June, 1992, Tenneco initiated an Employee Stock Purchase Plan ("ESPP"). The plan allows U.S. and Canadian employees of the Group to purchase
Tenneco Inc. common stock through payroll deductions at a 15% discount. Each year, an employee in the plan may purchase shares with a discounted value not to exceed $21,250. The weighted average fair value of the employee purchase right, which was estimated using the Black-Scholes option pricing model and the assumptions described below except that the average life of each purchase right was assumed to be 90 days, was $6.31 for the period ended December 31, 1998. The ESPP was terminated as of September 30, 1996. Tenneco adopted a new employee stock purchase plan effective April 1, 1997. Under the respective ESPPs, Tenneco sold 36,883 shares to Group employees for the period ended April 11, 1999.

    In December, 1996, Tenneco adopted the 1996 Stock Ownership Plan, which permits the granting of a variety of awards, including common stock, restricted stock, performance units, stock appreciation rights, and stock options to officers and employees of Tenneco. Tenneco can issue up to 17,000,000 shares of common stock under this plan, which will terminate December 31, 2001.

    The April 11, 1999, fair market value of the options granted was calculated using Tenneco's stock price at the grant date and multiplying the amount by the historical percentage of past Black-Scholes pricing values fair value (approximately 25%). The fair value of each stock option issued by Tenneco to the Group in prior periods was estimated on the date of grant using the Black-Sholes option pricing model using the following ranges of weighted average assumptions for grants during the past three years: (a) risk-free

                            THE CONTAINERBOARD GROUP
                     (A DIVISION OF TENNECO PACKAGING INC.)

               NOTES TO COMBINED FINANCIAL STATEMENTS (CONTINUED)

                                 APRIL 11, 1999

5. PENSION AND OTHER BENEFIT PLANS (CONTINUED) interest rate ranging from 5.7% to 6.7%, (b) expected lives ranging from
5.0 years to 19.7 years, (c) expected volatility ranging from 24.6% to 27.8%, and (d) dividend yields ranging from $10.91 to $13.99.

    The Group applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," to its stock-based compensation plans. The Group recognized after-tax stock-based compensation expense of approximately $146,000 for the period ended April 11, 1999. Had compensation costs for the Group's stock-based compensation plans been determined in accordance with SFAS 123, "Accounting for Stock-Based Compensation," based on the fair value at the grant dates for the awards under those plans, the Group's pro forma net income for the year ended April 11, 1999, would have been lower by $734,000.

6.  POSTRETIREMENT AND POSTEMPLOYMENT BENEFITS

    In addition to providing pension benefits, the Group provides certain health care and life insurance benefits for certain retired and terminated employees. A substantial number of the Group's employees may become eligible for such benefits if they reach normal retirement age while working for the Group. The cost of these benefits for salaried employees is allocated to the Group by Packaging through a payroll charge and the interdivision account. Amounts allocated are principally determined based on payroll. The net obligation for these salaried benefits is maintained by Packaging and is not included in the liabilities section of the accompanying combined statements of assets, liabilities and interdivision account for the Group's share of the obligation.

    Currently, the Group's postretirement benefit plans are not funded and a portion of the related postretirement obligation has been allocated to the Group. However, due to the fact that other divisions participate in the plan, certain of the disclosures required by SFAS No. 132, such as a summary of the change in benefit obligation, are not available. Actuarial information as of April 11, 1999, is not available and in connection with the sale of the Group as described in Note 1 to these financial statements, the long-term portion of the postretirement liability will not be assumed by PCA but will remain with Tenneco. As such, the actuarial information below is reported as of December 31, 1998, and the portion of the liability allocated as of April 11, 1999, is the same as the allocated amount as of December 31, 1998.

                            THE CONTAINERBOARD GROUP
                     (A DIVISION OF TENNECO PACKAGING INC.)

               NOTES TO COMBINED FINANCIAL STATEMENTS (CONTINUED)

                                 APRIL 11, 1999

6.  POSTRETIREMENT AND POSTEMPLOYMENT BENEFITS (CONTINUED)
    The obligation of the plans, related to hourly employees, reconciles with amounts recognized in the combined statements of assets, liabilities and interdivision account at December 31, 1998, and April 11, 1999, as follows (in thousands):

Actuarial present value at September 30--
  Accumulated postretirement benefit obligation--
    Retirees and beneficiaries..............................  $ (8,401)
    Fully eligible active plan participants.................    (3,582)
    Other active plan participants..........................    (2,950)
                                                              --------
      Total.................................................   (14,933)
  Plan assets at fair value at September 30.................        --
  Funded status.............................................   (14,933)
  Claims paid during the fourth quarter.....................       473
  Unrecognized prior service cost...........................        --
  Unrecognized net gain.....................................    (1,764)
                                                              --------
Accrued postretirement benefit cost at December 31..........  $(16,224)
                                                              ========

    The net periodic postretirement benefit costs as determined by actuaries for hourly employees for 1998 consist of the following components (in thousands):

Service cost................................................  $  159
Interest cost...............................................   1,024
Amortization of net (gain) loss.............................    (138)
Amortization of prior service cost..........................    (293)
                                                              ------
  Net periodic postretirement benefit cost..................  $  752
                                                              ======

    The amounts expensed by the Group may be different because it was allocated by Packaging.

    The weighted average assumed health care cost trend rate used in determining the 1998 accumulated postretirement benefit obligation was 5%.

    Increasing the assumed health care cost trend rate by one percentage point would increase the accumulated postretirement benefit obligation as of September 30, 1998, by approximately $1,268,000, and would increase the net postretirement benefit cost for 1998 by approximately $130,000.

    The discount rate (which is based on long-term market rates) used in determining the accumulated postretirement benefit obligation was 7% for 1998.

                            THE CONTAINERBOARD GROUP
                     (A DIVISION OF TENNECO PACKAGING INC.)

               NOTES TO COMBINED FINANCIAL STATEMENTS (CONTINUED)

                                 APRIL 11, 1999

7.  INVENTORIES

    The components of inventories as of April 11, 1999, are as follows (in thousands):

Raw materials...............................................  $ 87,159
Work in process and finished goods..........................    22,419
Materials and supplies......................................    48,655
                                                              --------
                                                              $158,233
                                                              ========

    The amount by which current FIFO cost exceeded the stated LIFO inventory was $22,588,000 as of April 11, 1999.

8.  RESTRUCTURING AND OTHER CHARGES

    In the fourth quarter of 1998, the Group recorded a pretax restructuring charge of approximately $14 million. This charge was recorded following the approval by Tenneco's Board of Directors of a comprehensive restructuring plan for all of Tenneco's operations, including those of the Group. In connection with this restructuring plan, the Group will close four corrugated facilities and eliminate 109 positions.

    The following table reflects components of this charge (in thousands):

                                                   BALANCE,                  BALANCE,
                                                 DECEMBER 31,    INTERIM    APRIL 11,
COMPONENT                                            1998        ACTIVITY      1999
---------                                        -------------   --------   ----------
Cash charges--
  Severance....................................     $4,283        $1,290      $2,993
  Facility exit costs and other................      3,447           748       2,699
                                                    ------        ------      ------
    Total cash charges.........................      7,730         2,038       5,692
Noncash charges--
  Asset impairments............................      1,596         1,510          86
                                                    ------        ------      ------
                                                    $9,326        $3,548      $5,778
                                                    ======        ======      ======

    Asset impairments are comprised mainly of goodwill totaling approximately $1,510,000 related to two of the facilities. The fixed assets at the closed facilities were written down to their estimated fair value. No significant cash proceeds are expected from the ultimate disposal of these assets. Of the $5,692,000 remaining cash charges at April 11, 1999, approximately $4,514,000 is expected to be spent in 1999. The actions contemplated by the restructuring plan should be substantially completed during 1999.

9.  IMPAIRMENT LOSS

    As a result of the sale transaction (Note 1), Tenneco recognized a pretax loss in the first quarter of 1999 of approximately $293 million. Part of that loss consisted of an impairment charge relating to the Group's property, plant and equipment and intangible assets, which was pushed down to the accompanying combined financial statements. The amount of the impairment charge was approximately $230.1 million.

                            THE CONTAINERBOARD GROUP
                     (A DIVISION OF TENNECO PACKAGING INC.)

               NOTES TO COMBINED FINANCIAL STATEMENTS (CONTINUED)

                                 APRIL 11, 1999

9.  IMPAIRMENT LOSS (CONTINUED)
    The impairment charge of $230.1 million has been allocated to the following financial statement line items (in thousands):

Intangibles.................................................  $ 46,206
Machinery and equipment.....................................   183,906
                                                              --------
  Total.....................................................  $230,112
                                                              ========

    The impairment charge will first be applied against the goodwill specifically attributable to the containerboard assets and the remaining amount will be applied against plant, property and equipment.

10.  INCOME TAXES

    The Group's method of accounting for income taxes requires that a deferred tax be recorded to reflect the tax expense (benefit) resulting from the recognition of temporary differences. Temporary differences are differences between the tax basis of assets and liabilities and their reported amounts in the financial statements that will result in differences between income for tax purposes and income for financial statement purposes in future years.

    As a division, this Group is not a taxable entity. For purposes of these combined financial statements, income taxes have been allocated to the Group and represent liabilities to Packaging.

    Following is an analysis of the components of combined income tax benefit through April 11, 1999 (in thousands):

Current--
  U.S.......................................................  $82,867
  State and local...........................................   10,630
                                                              -------
                                                               93,497
                                                              -------
Deferred--
  U.S.......................................................   (8,670)
  State and local...........................................   (1,111)
                                                              -------
                                                               (9,781)
                                                              -------
    Income tax benefit......................................  $83,716
                                                              =======

    The primary difference between income taxes computed at the statutory U.S. federal income tax rate and the income tax benefit in the combined statement of revenues, expenses and interdivision account is due to the effect of state income taxes.

                            THE CONTAINERBOARD GROUP
                     (A DIVISION OF TENNECO PACKAGING INC.)

               NOTES TO COMBINED FINANCIAL STATEMENTS (CONTINUED)

                                 APRIL 11, 1999

10.  INCOME TAXES (CONTINUED)
    The components of the deferred tax assets (liabilities) at April 11, 1999, were as follows (in thousands):

Current deferred taxes--
  Accrued liabilities.......................................  $  10,232
  Employee benefits and compensation........................     (6,314)
  Reserve for doubtful accounts.............................      1,148
  Inventory.................................................        829
  Pensions and postretirement benefits......................     (3,154)
  State deferred tax........................................     10,695
  Other.....................................................        (75)
                                                              ---------
      Total current deferred taxes..........................     13,361
                                                              ---------
Noncurrent deferred taxes--
  Pension and postretirement benefits.......................     13,945
  Excess of financial reporting over tax basis in plant and
    equipment...............................................   (302,029)
  Accrued liabilities.......................................      1,130
  Capital leases............................................      9,333
  Other.....................................................     13,685
                                                              ---------
      Total noncurrent deferred taxes.......................   (263,936)
                                                              ---------
      Net deferred tax liabilities..........................  $(250,575)
                                                              =========

11.  ASSETS, LIABILITIES AND OTHER EXPENSE, NET DETAIL

    PREPAID EXPENSES AND OTHER CURRENT ASSETS

    The components of prepaid expenses and other current assets include (in thousands):

Prepaid stumpage............................................  $13,877
Deferred taxes..............................................   13,361
Prepaid professional services...............................    2,392
Other.......................................................    3,320
                                                              -------
    Total...................................................  $32,950
                                                              =======

                            THE CONTAINERBOARD GROUP
                     (A DIVISION OF TENNECO PACKAGING INC.)

               NOTES TO COMBINED FINANCIAL STATEMENTS (CONTINUED)

                                 APRIL 11, 1999

11. ASSETS, LIABILITIES AND OTHER EXPENSE, NET DETAIL (CONTINUED) OTHER LONG-TERM ASSETS

    The components of the other long-term assets include (in thousands):

Prepaid pension cost........................................  $41,965
Deferred software...........................................   12,556
Timberland rights...........................................   11,739
Other.......................................................    1,385
                                                              -------
    Total...................................................  $67,645
                                                              =======

    ACCRUED LIABILITIES

    The components of accrued liabilities include (in thousands):

Accrued payroll, vacation and taxes.........................  $29,608
Accrued insurance...........................................   11,618
Accrued volume discounts and rebates........................    5,414
Restructuring...............................................    5,778
Current portion of accrued postretirement benefit cost......    1,460
Shutdown reserve............................................      988
Other.......................................................    9,505
                                                              -------
    Total...................................................  $64,371
                                                              =======

    OTHER LONG-TERM LIABILITIES

    The components of the other long-term liabilities include (in thousands):

Accrued postretirement benefit cost.........................  $14,764
Environmental liabilities...................................    7,034
Other.......................................................    2,119
                                                              -------
    Total...................................................  $23,917
                                                              =======

    OTHER EXPENSE, NET

    The components of other expense, net include (in thousands):

Discount on sale of factored receivables....................  $(2,369)
Other.......................................................      162
                                                              -------
    Total...................................................  $(2,207)
                                                              =======

                            THE CONTAINERBOARD GROUP
                     (A DIVISION OF TENNECO PACKAGING INC.)

               NOTES TO COMBINED FINANCIAL STATEMENTS (CONTINUED)

                                 APRIL 11, 1999

12.  RELATED-PARTY TRANSACTIONS

    FUNDING OF CASH REQUIREMENTS

    As discussed in Note 2, Packaging provides centralized treasury functions and financing for the Group including funding of its cash requirements for processing of accounts payable and payroll requirements.

    CORPORATE ALLOCATIONS

    Packaging and Tenneco provide various services to the Group, including legal, human resources, data processing systems support, training, finance and treasury, public relations and insurance management. These expenses are allocated based on a combination of factors such as actual usage of the service provided, revenues, gross salaries and fixed assets and may not reflect actual costs the Group would incur if it were a stand-alone entity.

    Certain receivables and transactions resulting from the financing relationship between Packaging and Tenneco are not reflected in the accompanying financial statements.

    INSURANCE AND BENEFITS

    The Group is self-insured for medical benefits and workers' compensation. Expenses related to workers' compensation, health care claims for hourly and salaried workers and postretirement health care benefits for hourly and salaried workers are determined by Packaging and are allocated to the Group. The Group incurred charges of $9,337,000 for health care and $1,801,000 for workers' compensation for the period ended April 11, 1999.

    In general, all costs and expenses incurred and allocated are based on the relationship the Group has with Tenneco. If the Group had been a stand-alone entity, the costs and expenses would differ.

13.  COMMITMENTS AND CONTINGENCIES

    The Group had authorized capital expenditures of approximately $55,358,000 as of April 11, 1999, in connection with the expansion and replacement of existing facilities.

    The Group is involved in various legal proceedings and litigation arising in the ordinary course of business. In the opinion of management and in-house legal counsel, the outcome of such proceedings and litigation will not materially affect the Group's financial position or results of operations.

14.  LEASES

    Rental expense included in the accompanying combined financial statements was $25,411,000 for the period ended April 11, 1999. These costs are primarily included in cost of goods sold.

    As a result of the sale of the Group, Packaging received total consideration of $2.2 billion, which includes the $1.1 billion used to buy out certain timber and mill operating leases prior and concurrent to

                            THE CONTAINERBOARD GROUP
                     (A DIVISION OF TENNECO PACKAGING INC.)

               NOTES TO COMBINED FINANCIAL STATEMENTS (CONTINUED)

                                 APRIL 11, 1999

14.  LEASES (CONTINUED)
the sale transaction on April 12, 1999. Therefore, the remaining outstanding aggregate minimum rental commitments under noncancelable operating leases are as follows (in thousands):

Remainder of 1999...........................................  $ 7,606
2000........................................................    7,583
2001........................................................    4,891
2002........................................................    3,054
2003........................................................    1,415
Thereafter..................................................    1,178
                                                              -------
    Total...................................................  $25,727
                                                              =======

15.  SALE OF ASSETS

    In the second quarter of 1996, Packaging entered into an agreement to form a joint venture with Caraustar Industries whereby Packaging sold its two recycled paperboard mills and a fiber recycling operation and brokerage business to the joint venture in return for cash and a 20% equity interest in the joint venture. Proceeds from the sale were approximately $115 million and the Group recognized a $50 million pretax gain ($30 million after taxes) in the second quarter of 1996.

    In June, 1998, Packaging sold its remaining 20% equity interest in the joint venture to Caraustar Industries for cash and a note of $26,000,000. The Group recognized a $15 million pretax gain on this transaction. At April 11, 1999, the balance of the note with accrued interest is $27,122,000. The note was paid in June, 1999.

16.  SUBSEQUENT EVENTS

    On August 25, 1999, PCA and Packaging agreed that the acquisition consideration should be reduced as a result of a postclosing price adjustment by an amount equal to $20 million plus interest through the date of payment by Packaging. The Group recorded $11.9 million of this amount as part of the impairment charge on the accompanying financial statements, representing the amount that was previously estimated by Packaging. PCA intends to record the remaining amount in September, 1999.

    In August, 1999, PCA signed purchase and sales agreements with various buyers to sell approximately 405,000 acres of timberland. PCA has completed the sale of approximately 260,000 of these acres and expects to complete the sale of the remaining acres by mid-November, 1999.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Tenneco Inc.:

    We have audited the accompanying combined statements of assets, liabilities and interdivision account of THE CONTAINERBOARD GROUP (a division of Tenneco Packaging Inc., which is a Delaware corporation and a wholly owned subsidiary of Tenneco Inc.) as of December 31, 1998, 1997 and 1996, and the related combined statements of revenues, expenses and interdivision account and cash flows for the years then ended. These financial statements are the responsibility of the Group's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the combined financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the combined financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall combined financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the combined financial statements referred to above present fairly, in all material respects, the financial position of The Containerboard Group as of December 31, 1998, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

                                          ARTHUR ANDERSEN LLP

Chicago, Illinois
February 26, 1999

                            THE CONTAINERBOARD GROUP
                     (A DIVISION OF TENNECO PACKAGING INC.)

                             COMBINED STATEMENTS OF
                 ASSETS, LIABILITIES AND INTERDIVISION ACCOUNT

                                                                          DECEMBER 31,
                                                              ------------------------------------
                                                                 1998         1997         1996
                                                              ----------   ----------   ----------
                                              ASSETS
(IN THOUSANDS)
Current assets:
  Cash......................................................  $        1   $        1   $    1,027
  Accounts receivable (net of allowance for doubtful
    accounts of $5,220 in 1998, $5,023 in 1997 and $5,010 in
    1996)...................................................      13,971       27,080       16,982
  Receivables from affiliated companies.....................      10,390       19,057       10,303
  Notes receivable..........................................      27,390          573          547
Inventories:
  Raw materials.............................................      86,681      100,781       99,459
  Work in process and finished goods........................      48,212       38,402       36,995
  Materials and supplies....................................      44,310       42,043       35,834
                                                              ----------   ----------   ----------
      Inventory, gross......................................     179,203      181,226      172,288
  Excess of FIFO over LIFO cost.............................     (28,484)     (25,445)     (28,308)
                                                              ----------   ----------   ----------
      Inventory, net........................................     150,719      155,781      143,980
                                                              ----------   ----------   ----------
  Prepaid expenses and other current assets.................      41,092       35,019       35,536
                                                              ----------   ----------   ----------
      Total current assets..................................     243,563      237,511      208,375
                                                              ----------   ----------   ----------
Property, plant and equipment, at cost:
  Land, timber, timberlands and buildings...................     287,510      280,060      269,134
  Machinery and equipment...................................   1,289,459    1,175,805    1,082,912
  Other, including construction in progress.................     100,136      130,696      140,522
  Less-Accumulated depreciation and depletion...............    (735,749)    (656,915)    (582,437)
                                                              ----------   ----------   ----------
      Property, plant and equipment, net....................     941,356      929,646      910,131
                                                              ----------   ----------   ----------
Intangibles.................................................      50,110       56,470       55,660
                                                              ----------   ----------   ----------
Other long-term assets......................................     131,092       77,312       72,076
                                                              ----------   ----------   ----------
Investments.................................................       1,282       16,324       14,809
                                                              ----------   ----------   ----------
Total assets................................................  $1,367,403   $1,317,263   $1,261,051
                                                              ==========   ==========   ==========

                              LIABILITIES AND INTERDIVISION ACCOUNT
Current liabilities:
  Accounts payable..........................................  $   87,054   $  124,633   $  111,588
  Payables to Tenneco affiliates............................       7,091        6,164       29,402
  Current portion of long-term debt.........................         617        3,923        1,603
  Current portion of deferred gain..........................          --        1,973        1,973
  Accrued liabilities.......................................      69,390       70,426      166,663
                                                              ----------   ----------   ----------
      Total current liabilities.............................     164,152      207,119      311,229
                                                              ----------   ----------   ----------
Long-term liabilities:
  Long-term debt............................................      16,935       23,941       18,713
  Deferred taxes............................................     254,064      174,127       87,165
  Deferred gain.............................................           -       34,262       36,235
  Other.....................................................      23,860       23,754       23,287
                                                              ----------   ----------   ----------
      Total long-term liabilities...........................     294,859      256,084      165,400
                                                              ----------   ----------   ----------
Interdivision account.......................................     908,392      854,060      784,422
                                                              ----------   ----------   ----------
Total liabilities and interdivision account.................  $1,367,403   $1,317,263   $1,261,051
                                                              ==========   ==========   ==========

            The accompanying notes to combined financial statements
                   are an integral part of these statements.

                            THE CONTAINERBOARD GROUP
                     (A DIVISION OF TENNECO PACKAGING INC.)

                             COMBINED STATEMENTS OF
                  REVENUES, EXPENSES AND INTERDIVISION ACCOUNT

                                                                YEAR ENDED DECEMBER 31,
                                                        ----------------------------------------
                                                           1998          1997           1996
                                                        -----------   -----------   ------------
(IN THOUSANDS)
Net sales.............................................  $ 1,571,019   $ 1,411,405   $  1,582,222
Cost of sales.........................................   (1,289,644)   (1,242,014)    (1,337,410)
                                                        -----------   -----------   ------------
  Gross profit........................................      281,375       169,391        244,812
Selling and administrative expenses...................     (108,944)     (102,891)       (95,283)
Restructuring, impairment and other...................      (14,385)           --             --
Other income, net.....................................       26,818        44,681         56,243
Corporate allocations.................................      (63,114)      (61,338)       (50,461)
                                                        -----------   -----------   ------------
  Income before interest, and taxes...................      121,750        49,843        155,311
Interest expense, net.................................       (2,782)       (3,739)        (5,129)
                                                        -----------   -----------   ------------
  Income before taxes.................................      118,968        46,104        150,182
Provision for income taxes............................      (47,529)      (18,714)       (59,816)
                                                        -----------   -----------   ------------
Net income............................................       71,439        27,390         90,366
Interdivision account, beginning of period............      854,060       784,422        640,483
Interdivision account activity, net...................      (17,107)       42,248         53,573
                                                        -----------   -----------   ------------
Interdivision account, end of period..................  $   908,392   $   854,060   $    784,422
                                                        ===========   ===========   ============
Basic and diluted earnings per share (unaudited):

  Net income per common share.........................          .76           .29            .96
                                                        ===========   ===========   ============

  Weighted average common shares outstanding..........       94,600        94,600         94,600

            The accompanying notes to combined financial statements
                   are an integral part of these statements.

                            THE CONTAINERBOARD GROUP
                     (A DIVISION OF TENNECO PACKAGING INC.)

                       COMBINED STATEMENTS OF CASH FLOWS

                                                                   YEAR ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                1998        1997        1996
                                                              ---------   ---------   ---------
(IN THOUSANDS)
Cash flows from operating activities:
  Net income................................................  $  71,439   $  27,390   $  90,366
                                                              ---------   ---------   ---------
  Adjustments to reconcile net income to net cash provided
    by operating activities--
    Depreciation, depletion and amortization................     96,950      87,752      78,730
    Extraordinary loss-early debt extinguishment............
    Restructuring and other.................................     14,385          --          --
    Gain on sale of joint venture interest..................    (15,060)         --          --
    Gain on sale of timberlands.............................    (16,944)         --          --
    Gain on sale of assets..................................         --          --     (51,268)
    Gain on lease refinancing...............................         --     (37,730)         --
    Gain on Willow Flowage..................................         --      (4,449)         --
    Gain on sale of mineral rights..........................         --      (1,646)         --
    Amortization of deferred gain...........................     (1,973)     (1,973)     (1,973)
    Increase (decrease) in deferred income taxes............     71,342      85,070       8,318
    Undistributed earnings of affiliated companies..........        302      (2,264)       (536)
    Increase (decrease) in other noncurrent reserves........        107         467     (27,287)
  Changes in noncash components of working capital,
    excluding transactions with Tenneco
      Decrease (increase) in current assets--
        Accounts receivable.................................     12,100     (26,092)     38,261
        Inventories, net....................................      5,062     (10,932)      1,287
        Prepaid expenses and other..........................      4,572         782      (8,070)
      (Decrease) increase in current liabilities--
        Accounts payable....................................    (37,580)     13,045     (47,930)
        Accrued liabilities.................................     (9,301)    (22,207)    (24,041)
                                                              ---------   ---------   ---------
          Net cash provided by operating activities.........    195,401     107,213      55,857
                                                              ---------   ---------   ---------
Cash flows from investing activities:
  Additions to property, plant and equipment................   (103,429)   (110,186)   (168,642)
  Prepaid Meridian Lease....................................    (84,198)         --          --
  Acquisition of businesses.................................         --      (5,866)         --
  Other long-term assets....................................    (10,970)     (6,983)    (23,478)
  Proceeds from disposals...................................     26,214      10,460     122,654
  Other transactions, net...................................     (5,350)        690      (4,766)
                                                              ---------   ---------   ---------
          Net cash used for investing activities............   (177,733)   (111,885)    (74,232)
                                                              ---------   ---------   ---------

                            THE CONTAINERBOARD GROUP
                     (A DIVISION OF TENNECO PACKAGING INC.)

                       COMBINED STATEMENTS OF CASH FLOWS

                                                                  YEAR ENDED DECEMBER 31,
                                                              -------------------------------
                                                                1998       1997       1996
                                                              --------   --------   ---------
(IN THOUSANDS)
Cash flows from financing activities:
  Proceeds from long-term debt issued.......................  $     --   $  1,146   $     430
  Payments on long-term debt................................   (10,346)    (1,618)     (1,886)
  (Decrease) increase in interdivision account..............   (17,109)    19,907     168,074
  Working capital transactions with Tenneco and affiliated
    companies--
    Decrease (increase) in receivables from affiliated
      companies.............................................     8,667     (8,754)     (1,781)
    Decrease (increase) in factored receivables.............       192     16,204     (25,563)
    Increase (decrease) in accounts payable to affiliated
      companies.............................................       928    (23,239)     (8,007)
    Dividends paid to Tenneco...............................        --         --    (114,500)
                                                              --------   --------   ---------
      Net cash (used for) provided by financing
        activities..........................................   (17,668)     3,646      16,767
                                                              --------   --------   ---------
Net decrease in cash........................................        --     (1,026)     (1,608)
Cash, beginning of period...................................         1      1,027       2,635
                                                              --------   --------   ---------
Cash, end of period.........................................  $      1   $      1   $   1,027
                                                              ========   ========   =========

            The accompanying notes to combined financial statements
                   are an integral part of these statements.

                            THE CONTAINERBOARD GROUP
                     (A DIVISION OF TENNECO PACKAGING INC.)

                     NOTES TO COMBINED FINANCIAL STATEMENTS

                        DECEMBER 31, 1998, 1997 AND 1996

1.  BUSINESS DESCRIPTION

    The Containerboard Group (the "Group") is a division of Tenneco
Packaging Inc. ("Packaging") which is a wholly owned subsidiary of Tenneco Inc. ("Tenneco"). The Group is comprised of mills and corrugated products operations.

    The Mill operations ("The Mills") consist of two Kraft linerboard mills located in Counce, Tennessee, and Valdosta, Georgia, and two medium mills located in Filer City, Michigan, and Tomahawk, Wisconsin. The Mills also include two recycling centers located in Nashville, Tennessee, and Jackson, Tennessee. The Mills also control and manage approximately 950,000 acres of timberlands. The Mills transfer the majority of their output to The Corrugated Products operations ("Corrugated").

    Corrugated operations consist of 39 corrugated combining plants, 28 specialty/sheet and other plants and 5 design centers. All plants are located in North America. Corrugated combines linerboard and medium (primarily from The Mills) into sheets that are converted into corrugated shipping containers, point-of-sale graphics packaging, point-of-purchase displays and other specialized packaging. Corrugated sells to diverse customers primarily in North America.

    The Group's sales to other Packaging entities and other Tenneco entities are included in the accompanying combined financial statements. The net sales to other Packaging entities for the years ended December 31, 1998, 1997 and 1996, were approximately $76,906,000, $69,981,000 and $76,745,000, respectively. The net sales to other Tenneco entities for the years ended December 31, 1998, 1997 and 1996, were approximately $14,251,000, $13,108,000 and $10,376,000, respectively. The profit relating to these sales are included in the accompanying combined financial statements.

    As a result of the Group's relationship with Packaging, the combined statements of assets, liabilities and interdivision account and the related combined statements of revenues, expenses and interdivision account are not necessarily indicative of what actually would have occurred had the Group been a stand-alone entity. Additionally, these combined financial statements are not necessarily indicative of the future financial position or results of operations of the Group.

2.  SUMMARY OF ACCOUNTING POLICIES

    BASIS OF PRESENTATION

    The accompanying combined financial statements include the selected assets, liabilities, revenues and expenses of the Group. All significant intragroup accounts and transactions have been eliminated.

    REVENUE RECOGNITION

    The Group recognizes revenue as products are shipped to customers.

    ACCOUNTS RECEIVABLE

    A substantial portion of the Group's trade accounts receivable are sold by Packaging, generally without recourse, to a financing subsidiary of Tenneco Inc. Expenses relating to cash discounts, credit losses, pricing adjustments and other allowances on these factored receivables are accrued and charged to

                            THE CONTAINERBOARD GROUP
                     (A DIVISION OF TENNECO PACKAGING INC.)

               NOTES TO COMBINED FINANCIAL STATEMENTS (CONTINUED)

                        DECEMBER 31, 1998, 1997 AND 1996

2. SUMMARY OF ACCOUNTING POLICIES (CONTINUED) the Group. The amount of trade accounts receivable sold was approximately $150,099,000, $149,907,000 and $133,703,000 at December 31, 1998, 1997 and 1996,
respectively.

    INVENTORIES

    Inventories for raw materials and finished goods are valued using the last-in, first-out ("LIFO") cost method and include material, labor and manufacturing-related overhead costs. Supplies and materials inventories are valued using a moving average cost. All inventories are stated at the lower of cost or market.

    PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment are recorded at cost. Interest costs relating to construction in progress are capitalized based upon the total amount of interest cost (including interest costs on notes payable to Tenneco) incurred by Packaging.

    The amount of interest capitalized related to construction in progress at the Group was approximately $576,000, $975,000 and $5,207,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

    Depreciation is computed on the straight-line basis over the estimated useful lives of the related assets. The following useful lives are used for the various categories of assets:

    Buildings and land improvements......................    5 to 40 years
    Machinery and equipment..............................    3 to 25 years
    Trucks and automobiles...............................    3 to 10 years
    Furniture and fixtures...............................    3 to 20 years
    Computers and software...............................     3 to 7 years
    Leasehold improvements...............................  Period of the lease
                                                           ===================

    Timber depletion is provided on the basis of timber cut during the period related to the estimated quantity of recoverable timber. Assets under capital leases are depreciated on the straight-line method over the term of the lease.

    Expenditures for repairs and maintenance are expensed as incurred.

    Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. In the event that facts and circumstances indicate that the carrying amount of any long-lived assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset's carrying amount to determine if a write-down to discounted cash flows is required.

                            THE CONTAINERBOARD GROUP
                     (A DIVISION OF TENNECO PACKAGING INC.)

               NOTES TO COMBINED FINANCIAL STATEMENTS (CONTINUED)

                        DECEMBER 31, 1998, 1997 AND 1996

2.  SUMMARY OF ACCOUNTING POLICIES (CONTINUED)
    DEFERRED GAIN

    In 1992, Packaging entered into a sale-leaseback transaction for financial reporting purposes involving certain of its timberlands. The deferred gain recognized upon sale is being amortized on a straight-line basis over the initial lease term.

    This deferred gain relates to a lease which was prepaid by the Group in December, 1998 (Note 12). The 1998 financial statements have reclassed the current and long-term portions of the deferred gain against the prepaid payment in Prepaid Expenses and Other Current Assets and Other Long-Term Assets.

    CHANGES IN ACCOUNTING PRINCIPLES

    In June, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes new accounting and reporting standards requiring that all derivative instruments (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. This statement is effective for all fiscal years beginning after June 15, 1999. The adoption of this new standard is not expected to have a significant effect on the Group's financial position or results of operations.

    In April, 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities," which requires costs of start-up activities to be expensed as incurred. This statement is effective for fiscal years beginning after December 15, 1998. The statement requires capitalized costs related to start-up activities to be expensed as a cumulative effect of a change in accounting principle when the statement is adopted. Tenneco currently expects to adopt this new accounting principle in the first quarter of 1999. The adoption of this new standard is not expected to have a significant effect on the Group's financial position or results of operations.

    In March, 1998, the AICPA issued SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," which establishes new accounting and reporting standards for the costs of computer software developed or obtained for internal use. This statement will be applied prospectively and is effective for fiscal years beginning after December 15, 1998. The adoption of this new standard is not expected to have a significant effect on the Group's financial position or results of operations.

    FREIGHT TRADES

    The Group regularly trades containerboard with other manufacturers primarily to reduce shipping costs. The freight trade transactions are accounted for primarily as transactions in the inventory accounts; the impact on income is not material.

                            THE CONTAINERBOARD GROUP
                     (A DIVISION OF TENNECO PACKAGING INC.)

               NOTES TO COMBINED FINANCIAL STATEMENTS (CONTINUED)

                        DECEMBER 31, 1998, 1997 AND 1996

2.  SUMMARY OF ACCOUNTING POLICIES (CONTINUED)
    ENVIRONMENTAL LIABILITIES

    The estimated landfill closure and postclosure maintenance costs expected to be incurred upon and subsequent to the closing of existing operating landfill areas are accrued based on the landfill capacity used to date. Amounts are estimates using current technologies for closure and monitoring and are not discounted.

    The potential costs related to the Group for various environmental matters are uncertain due to such factors as the unknown magnitude of possible cleanup costs, the complexity and evolving nature of governmental laws and regulations and their interpretations, and the timing, varying costs and effectiveness of alternative cleanup technologies. Liabilities recorded by the Group for environmental contingencies are estimates of the probable costs based upon available information and assumptions relating to the Group. Because of these uncertainties, however, the Group's estimates may change. The Group believes that any additional costs identified as further information becomes available would not have a material effect on the combined statements of assets, liabilities and interdivision account or revenues, expenses and interdivision account of the Group.

    COMBINED STATEMENTS OF CASH FLOWS

    As a division of Packaging, the Group does not maintain separate cash accounts other than for petty cash. The Group's disbursements for payroll, capital projects, operating supplies and expenses are processed and funded by Packaging through centrally managed accounts. In addition, cash receipts from the collection of accounts receivable and the sales of assets are remitted directly to bank accounts controlled by Packaging. In this type of centrally managed cash system in which the cash receipts and disbursements of Packaging's various divisions are commingled, it is not feasible to segregate cash received from Packaging (e.g., as financing for the business) from cash transmitted to Packaging (e.g., as a distribution). Accordingly, the net effect of these cash transactions with Packaging are presented as a single line item within the financing section of the cash flow statements. Similarly, the activity of the interdivision account presents the net transfer of funds and charges between Packaging and the Group as a single line item.

    RESEARCH AND DEVELOPMENT

    Research and development costs are expensed as incurred. The amounts charged were $3,728,000, $4,345,000 and $4,789,000 in 1998, 1997 and 1996, respectively.

                            THE CONTAINERBOARD GROUP
                     (A DIVISION OF TENNECO PACKAGING INC.)

               NOTES TO COMBINED FINANCIAL STATEMENTS (CONTINUED)

                        DECEMBER 31, 1998, 1997 AND 1996

2.  SUMMARY OF ACCOUNTING POLICIES (CONTINUED)
    INTANGIBLE ASSETS

    Goodwill and intangibles, net of amortization, by major category are as follows:

                                                     1998       1997       1996
                                                   --------   --------   --------
    (IN THOUSANDS)
    Goodwill.....................................  $48,046    $52,958    $51,721
    Intangibles..................................    2,064      3,512      3,939
                                                   -------    -------    -------
                                                   $50,110    $56,470    $55,660
                                                   =======    =======    =======

    Goodwill is being amortized on a straight-line basis over 40 years. Such amortization amounted to $1,449,000, $1,452,000 and $1,440,000 for 1998, 1997
and 1996, respectively. Goodwill totaling approximately $3,463,000 was written off in 1998 related to a closed facility (Note 7).

    The Group has capitalized certain intangible assets, primarily trademarks and patents, based on their estimated fair value at the date of acquisition. Amortization is provided for these intangible assets on a straight-line basis over periods ranging from 3 to 10 years. Covenants not to compete are amortized on a straight-line basis over the terms of the respective agreements. Such amortization amounted to $1,127,000, $1,234,000 and $1,416,000 in 1998, 1997 and
1996, respectively.

    Intangible assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. In the event that facts and circumstances indicate that the carrying amount of any intangible assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows through the remaining amortization period associated with the asset would be compared to the asset's carrying amount to determine if a write-down to discounted cash flows is required.

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

    RECLASSIFICATIONS

    The prior years' financial statements have been reclassified, where appropriate, to conform to the 1998 presentation.

    SEGMENT INFORMATION

    The Group adopted SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information," in 1998 and determined that the Group is primarily engaged in one line of business: the manufacture and sale of packaging materials, boxes and containers for industrial and consumer markets. No single customer accounts for more than 10% of total revenues. The Group has no foreign operations.

                            THE CONTAINERBOARD GROUP
                     (A DIVISION OF TENNECO PACKAGING INC.)

               NOTES TO COMBINED FINANCIAL STATEMENTS (CONTINUED)

                        DECEMBER 31, 1998, 1997 AND 1996

2.  SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

    EARNINGS PER SHARE (UNAUDITED)

    Earnings per share has been calculated using the historical earnings of the Group and the number of common shares resulting from the April 12, 1999 transaction (430,000 common shares), as adjusted to reflect the anticipated 220-for-one stock split. For all periods presented, basic and diluted earnings per share are the same because there are no potentially dilutive other securities.

3.  INVESTMENTS IN JOINT VENTURES

    The Group has a 50% U.S. joint venture with American Cellulose Corporation to manufacture and market hardwood chips. The net investment, which was accounted for under the equity method, was $1,282,000, $1,310,000 and $1,519,000 as of December 31, 1998, 1997 and 1996, respectively. In the second quarter of 1996, Packaging entered into an agreement to form a joint venture with Caraustar Industries whereby Packaging sold its two recycled paperboard mills and a fiber recycling operation and brokerage business to the joint venture in return for approximately $115 million and a 20% equity interest in the joint venture. In June, 1998, Packaging sold its remaining 20% equity interest in the joint venture to Caraustar Industries. The net investment, which was accounted for under the equity method, was $0, $15,014,000 and $13,290,000 as of December 31, 1998, 1997 and 1996, respectively.

4.  LONG-TERM DEBT AND CAPITALIZED LEASE OBLIGATIONS

                                                                    1998       1997       1996
                                                                  --------   --------   --------
    (IN THOUSANDS)
    Capital lease obligations, interest at 8.5% for 1998 and
      1997 and a weighted average interest rate of 8.2% for 1996
      due in varying amounts through 2000.......................  $    18    $    32    $18,658
    Non-interest-bearing note, due in annual installments of
      $70,000 through July 1, 2004, net of discount imputed at
      10.0% of $182,000, $216,000 and $249,000 in 1998, 1997 and
      1996, respectively........................................      308        344        381
    Notes payable, interest at an average rate of 13.5%, 13.3%
      and 8.8% for 1998, 1997 and 1996, respectively, with
      varying amounts due through 2010..........................   16,553     26,187        680
    Other obligations...........................................      673      1,301        597
                                                                  -------    -------    -------
          Total.................................................   17,552     27,864     20,316
    Less--Current portion.......................................      617      3,923      1,603
                                                                  -------    -------    -------
          Total long-term debt..................................  $16,935    $23,941    $18,713
                                                                  =======    =======    =======

    In January, 1997, the General Electric Capital Corporation ("GECC") operating leases were refinanced. Through this refinancing, several capital lease obligations were extinguished as the assets were incorporated into the new operating lease (Note 12).

                            THE CONTAINERBOARD GROUP
                     (A DIVISION OF TENNECO PACKAGING INC.)

               NOTES TO COMBINED FINANCIAL STATEMENTS (CONTINUED)

                        DECEMBER 31, 1998, 1997 AND 1996

4.  LONG-TERM DEBT AND CAPITALIZED LEASE OBLIGATIONS (CONTINUED)
    Annual payments for debt during the next five years and thereafter are:
$617,000 (1999), $214,000 (2000), $3,569,000 (2001), $4,387,000 (2002),
$4,240,000 (2003) and $4,525,000 (2004 and thereafter).

    In 1997, Tenneco contributed the Counce Limited Partnership to Packaging which included notes payable totaling approximately $26,187,000.

    In February, 1999, Tenneco Inc. paid off the remaining note payable as it relates to the Counce Limited Partnership. The payment was $27,220,000, including a $10,456,000 premium payment for the early extinguishment of debt.

5.  PENSION AND OTHER BENEFIT PLANS

    Substantially all of the Group's salaried and hourly employees are covered by retirement plans sponsored by Packaging and Tenneco. Benefits generally are based on years of service and, for most salaried employees, on final average compensation. Packaging's funding policies are to contribute to the plans, at a minimum, amounts necessary to satisfy the funding requirements of federal laws and regulations. The assets of the plans consist principally of listed equity and fixed and variable income securities, including Tenneco Inc. common stock.

    The Group's eligible salaried employees participate in the Tenneco Retirement Plan (the "Retirement Plan"), a defined benefit plan, along with other Tenneco divisions and subsidiaries. The pension expense allocated to the Group by Packaging for this plan was approximately $5,595,000, $3,197,000 and $3,111,000 for the years ended December 31, 1998, 1997 and 1996, respectively. Amounts allocated are principally determined based on payroll. This plan is overfunded and a portion of the prepaid pension costs has not been allocated to the Group.

    The Group's eligible hourly employees participate in the Tenneco Packaging Pension Plan for Certain Hourly Rated Employees, also a defined benefit plan, along with other Packaging divisions. As stated, due to the fact that other divisions within Packaging participate in the plan, certain of the disclosures required by SFAS No. 132, "Employers' Disclosures About Pension and Other Postretirement Benefits", such as a summary of the change in benefit obligation and the change in plan assets, are not available. The net pension (income) cost actuarially allocated to the Group for this plan was $(466,000), $144,000 and $2,373,000 for the years ended December 31, 1998, 1997 and 1996, respectively. This plan is overfunded, and a portion of the related pension asset of $35,603,000, $35,137,000 and $34,429,000 for December 31, 1998, 1997 and 1996,
respectively, has been actuarially allocated to the Group and is included in Other Long-Term Assets.

    However, in connection with the pending sale of the Group as described in
Note 14 to these financial statements, the pension asset allocated to the Group will be excluded from the sale transaction and remain with Tenneco.

                            THE CONTAINERBOARD GROUP
                     (A DIVISION OF TENNECO PACKAGING INC.)

               NOTES TO COMBINED FINANCIAL STATEMENTS (CONTINUED)

                        DECEMBER 31, 1998, 1997 AND 1996

5.  PENSION AND OTHER BENEFIT PLANS (CONTINUED)
    Actuarially allocated net pension cost for the Group's defined benefit plans, excluding the Retirement Plan, consists of the following components:

                                                                   FOR THE YEARS ENDED DECEMBER 31
                                                                  ---------------------------------
                                                                    1998        1997        1996
                                                                  ---------   ---------   ---------
    (IN THOUSANDS)
    Service cost-benefits earned during the year................  $  3,112    $  3,652     $ 4,021
    Interest cost on projected benefit obligations..............     6,990       6,675       6,174
    Expected return on plan assets..............................   (11,312)    (10,819)     (8,389)
    Amortization of-
      Transition liability......................................      (164)       (164)       (164)
      Unrecognized loss.........................................        --          --          10
      Prior service cost........................................       908         800         721
                                                                  --------    --------     -------
          Net pension (income) cost.............................  $   (466)   $    144     $ 2,373
                                                                  ========    ========     =======

    The funded status of the Group's allocation of defined benefit plans, excluding the Retirement Plan, reconciles with amounts recognized in the statements of assets and liabilities and interdivision account as follows:

                                                                 1998        1997       1996
                                                               ---------   --------   --------
    (IN THOUSANDS)
    Actuarial present value at September 30--
      Vested benefit obligation..............................  $ (98,512)  $(86,865)  $(79,818)
      Accumulated benefit obligation.........................   (108,716)   (95,711)   (87,481)
                                                               =========   ========   ========
    Projected benefit obligation.............................  $(108,716)  $(96,118)  $(88,555)
    Plan assets at fair value at September 30................    146,579    141,961    118,968
    Unrecognized transition liability........................     (1,092)    (1,256)    (1,420)
    Unrecognized net gain....................................    (14,623)   (21,573)    (5,111)
    Unrecognized prior service cost..........................     13,455     12,123     10,547
                                                               ---------   --------   --------
          Prepaid pension cost at December 31................  $  35,603   $ 35,137   $ 34,429
                                                               =========   ========   ========

    The weighted average discount rate used in determining the actuarial present value of the benefit obligations was 7.00% for the year ended December 31, 1998, and 7.75% for the years ended December 31, 1997 and 1996. The weighted average expected long-term rate of return on plan assets was 10% for 1998, 1997 and 1996.

    Middle management employees participate in a variety of incentive compensation plans. These plans provide for incentive payments based on the achievement of certain targeted operating results and other specific business goals. The targeted operating results are determined each year by senior management of Packaging. The amounts charged to expense for these plans were $5,920,000, $6,407,000 and $6,722,000 in 1998, 1997 and 1996, respectively.

                            THE CONTAINERBOARD GROUP
                     (A DIVISION OF TENNECO PACKAGING INC.)

               NOTES TO COMBINED FINANCIAL STATEMENTS (CONTINUED)

                        DECEMBER 31, 1998, 1997 AND 1996

5.  PENSION AND OTHER BENEFIT PLANS (CONTINUED)
    In June, 1992, Tenneco initiated an Employee Stock Purchase Plan ("ESPP"). The plan allows U.S. and Canadian employees of the Group to purchase
Tenneco Inc. common stock through payroll deductions at a 15% discount. Each year, an employee in the plan may purchase shares with a discounted value not to exceed $21,250. The weighted average fair value of the employee purchase right, which was estimated using the Black-Sholes option pricing model and the assumptions described below except that the average life of each purchase right was assumed to be 90 days, was $6.31, $11.09 and $10.77 in 1998, 1997 and 1996, respectively. The ESPP was terminated as of September 30, 1996. Tenneco adopted a new employee stock purchase plan effective April 1, 1997. Under the respective ESPPs, Tenneco sold 133,223 shares, 85,024 shares and 73,140 shares to Group employees in 1998, 1997 and 1996, respectively.

    In December, 1996, Tenneco adopted the 1996 Stock Ownership Plan, which permits the granting of a variety of awards, including common stock, restricted stock, performance units, stock appreciation rights, and stock options to officers and employees of Tenneco. Tenneco can issue up to 17,000,000 shares of common stock under this plan, which will terminate December 31, 2001.

    The fair value of each stock option issued by Tenneco to the Group during 1998, 1997 and 1996 is estimated on the date of grant using the Black-Sholes option pricing model using the following weighted average assumptions for grants in 1998, 1997 and 1996, respectively: (a) risk-free interest rate of 5.7%, 6.7% and 6.0%, (b) expected lives of 10.0 years, 19.7 years and 5.0 years;
(c) expected volatility of 25.6%, 27.8% and 24.6%; and (d) dividend yield of 3.2%, 2.9% and 3.2%. The weighted-average fair value of options granted during the year is $10.91, $13.99 and $11.51 for 1998, 1997 and 1996, respectively.

    The Group applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," to its stock-based compensation plans. The Group recognized after-tax stock-based compensation expense of approximately $210,000 in 1998, 1997 and 1996. Had compensation costs for the Group's stock-based compensation plans been determined in accordance with SFAS 123, "Accounting for Stock-Based Compensation," based on the fair value at the grant dates for the awards under those plans, the Group's pro forma net income for the years ended December 31, 1998, 1997 and 1996, would have been lower by $7,828,000, $8,205,000 and $1,874,000, respectively.

6.  POSTRETIREMENT AND POSTEMPLOYMENT BENEFITS

    In addition to providing pension benefits, the Group provides certain health care and life insurance benefits for certain retired and terminated employees. A substantial number of the Group's employees may become eligible for such benefits if they reach normal retirement age while working for the Group. The cost of these benefits for salaried employees is allocated to the Group by Packaging through a payroll charge and the interdivision account. Amounts allocated are principally determined based on payroll. The net obligation for these salaried benefits is maintained by Packaging and is not included in the liabilities section of the accompanying combined statements of assets, liabilities and interdivision account for the Group's share of the obligation.

    Currently, the Group's postretirement benefit plans are not funded and a portion of the related postretirement obligation has been actuarially allocated to the Group. However, due to the fact that other divisions participate in the plan, certain of the disclosures required by SFAS No. 132, such as a summary of the change in benefit obligation, are not available. The obligation of the plans, related to hourly

                            THE CONTAINERBOARD GROUP
                     (A DIVISION OF TENNECO PACKAGING INC.)

               NOTES TO COMBINED FINANCIAL STATEMENTS (CONTINUED)

                        DECEMBER 31, 1998, 1997 AND 1996

6. POSTRETIREMENT AND POSTEMPLOYMENT BENEFITS (CONTINUED) employees, reconciles with amounts recognized on the accompanying combined statements of assets, liabilities and interdivision account at December 31, 1998, 1997 and 1996, as follows:

                                                                   1998       1997       1996
                                                                 --------   --------   --------
    (IN THOUSANDS)
    Actuarial present value at September 30--
      Accumulated postretirement benefit obligation--
        Retirees and beneficiaries.............................  $ (8,401)  $ (7,199)  $ (8,213)
        Fully eligible active plan participants................    (3,582)    (4,081)    (4,283)
        Other active plan participants.........................    (2,950)    (2,426)    (1,738)
                                                                 --------   --------   --------
            Total..............................................   (14,933)   (13,706)   (14,234)

      Plan assets at fair value at September 30................        --         --         --
      Funded status............................................   (14,933)   (13,706)   (14,234)
      Claims paid during the fourth quarter....................       473        178        142
      Unrecognized prior service cost..........................        --       (293)      (797)
      Unrecognized net gain....................................    (1,764)    (2,861)    (2,205)
                                                                 --------   --------   --------
    Accrued postretirement benefit cost at December 31.........  $(16,224)  $(16,682)  $(17,094)
                                                                 ========   ========   ========

    The net periodic postretirement benefit costs as determined by actuaries for hourly employees for the years 1998, 1997 and 1996 consist of the following components:

                                                                    1998       1997       1996
                                                                  --------   --------   --------
    (IN THOUSANDS)
    Service cost................................................   $  159     $  105     $  144
    Interest cost...............................................    1,024      1,065      1,012
    Amortization of net (gain) loss.............................     (138)       (80)        55
    Amortization of prior service cost..........................     (293)      (504)      (643)
                                                                   ------     ------     ------
          Net periodic postretirement benefit cost..............   $  752     $  586     $  568
                                                                   ======     ======     ======

    The amounts expensed by the Group may be different because it was allocated by Packaging.

    The weighted average assumed health care cost trend rate used in determining the 1998 and 1997 accumulated postretirement benefit obligation was 5% in 1997, remaining at that level thereafter.

    The weighted average assumed health care cost trend rate used in determining the 1996 accumulated postretirement benefit obligation was 6.0% in 1996 declining to 5.0% in 1997 and remaining at that level thereafter.

    Increasing the assumed health care cost trend rate by one percentage point in each year would increase the accumulated postretirement benefit obligation as of September 30, 1998, 1997 and 1996, by approximately $1,268,000, $868,000 and
$1,103,000, respectively, and would increase the net postretirement benefit cost for 1998, 1997 and 1996 by approximately $130,000, $75,000 and $102,000, respectively.

                            THE CONTAINERBOARD GROUP
                     (A DIVISION OF TENNECO PACKAGING INC.)

               NOTES TO COMBINED FINANCIAL STATEMENTS (CONTINUED)

                        DECEMBER 31, 1998, 1997 AND 1996

6.  POSTRETIREMENT AND POSTEMPLOYMENT BENEFITS (CONTINUED)
    The discount rate (which is based on long-term market rates) used in determining the accumulated postretirement benefit obligations was 7.00% for 1998 and 7.75% for 1997 and 1996.

7.  RESTRUCTURING AND OTHER CHARGES

    In the fourth quarter of 1998, the Group recorded a pretax restructuring charge of approximately $14 million. This charge was recorded following the approval by Tenneco's Board of Directors of a comprehensive restructuring plan for all of Tenneco's operations, including those of the Group. In connection with this restructuring plan, the Group will close four corrugated facilities and eliminate 109 positions. The following table reflects components of this charge:

                                                                                          DECEMBER 31,
                                                         RESTRUCTURING   FOURTH-QUARTER       1998
    COMPONENT                                               CHARGE          ACTIVITY         BALANCE
    ---------                                            -------------   --------------   -------------
    (IN THOUSANDS)
    Cash charges--
      Severance........................................     $ 5,135          $  852          $4,283
      Facility exit costs and other....................       3,816             369           3,447
                                                            -------          ------          ------
          Total cash charges...........................       8,951           1,221           7,730
    Noncash charges--
      Asset impairments................................       5,434           3,838           1,596
                                                            -------          ------          ------
                                                            $14,385          $5,059          $9,326
                                                            =======          ======          ======

    Asset impairments include goodwill totaling approximately $5,043,000 related to two of the facilities. The fixed assets at the closed facilities were written down to their estimated fair value. No significant cash proceeds are expected from the ultimate disposal of these assets. Of the $7,730,000 remaining cash charges at December 31, 1998, approximately $7,300,000 is expected to be spent in 1999. The actions contemplated by the restructuring plan should be completed during the second quarter of 1999.

8.  INCOME TAXES

    The Group's method of accounting for income taxes requires that a deferred tax be recorded to reflect the tax expense (benefit) resulting from the recognition of temporary differences. Temporary differences are differences between the tax basis of assets and liabilities and their reported amounts in the financial statements that will result in differences between income for tax purposes and income for financial statement purposes in future years.

    As a division, this Group is not a taxable entity. For purposes of these combined financial statements, income taxes have been allocated to the Group and computed on a separate return basis. These income taxes represent liabilities to Packaging and do not reflect any tax attributes of the Tenneco consolidated tax group.

                            THE CONTAINERBOARD GROUP
                     (A DIVISION OF TENNECO PACKAGING INC.)

               NOTES TO COMBINED FINANCIAL STATEMENTS (CONTINUED)

                        DECEMBER 31, 1998, 1997 AND 1996

8.  INCOME TAXES (CONTINUED)
    Following is an analysis of the components of combined income tax expense (benefit):

                                                                   1998       1997       1996
                                                                 --------   --------   --------
    (IN THOUSANDS)
    Current--
      U.S......................................................  $(21,105)  $(58,813)  $45,641
      State and local..........................................    (2,708)    (7,545)    5,855
                                                                 --------   --------   -------
                                                                  (23,813)   (66,358)   51,496
                                                                 --------   --------   -------
    Deferred--
      U.S......................................................    63,230     75,399     7,374
      State and local..........................................     8,112      9,673       946
                                                                 --------   --------   -------
                                                                   71,342     85,072     8,320
                                                                 --------   --------   -------
          Income tax expense...................................  $ 47,529   $ 18,714   $59,816
                                                                 ========   ========   =======

    The primary difference between income taxes computed at the statutory U.S. federal income tax rate and the income tax expense in the combined statements of revenues, expenses and interdivision account is due to the effect of state income taxes.

    The components of the deferred tax assets (liabilities) at December 31, 1998, 1997 and 1996, were as follows:

                                                                1998        1997        1996
                                                              ---------   ---------   ---------
    (IN THOUSANDS)
    Current deferred taxes--
      Accrued liabilities...................................  $  10,232   $   6,374   $   7,046
      Employee benefits and compensation....................     (5,969)     (4,946)       (929)
      Reserve for doubtful accounts.........................      1,275       1,230       1,261
      Inventory.............................................        707         614          38
      Pensions and postretirement benefits..................     (2,994)     (4,196)     (5,053)
      State deferred tax....................................     10,096       5,724         511
      Other.................................................        (76)       (123)        (89)
                                                              ---------   ---------   ---------
          Total current deferred taxes......................     13,271       4,677       2,785
                                                              ---------   ---------   ---------
    Noncurrent deferred taxes--
      Pension and postretirement benefits...................     13,898       7,934       8,012
      Excess of financial reporting over tax basis in plant
        and equipment.......................................   (293,830)   (210,797)   (121,707)
      Accrued liabilities...................................      1,336       1,701       1,947
      Capital leases........................................      9,333       7,517      24,672
      Other.................................................     15,199      19,518         (89)
                                                              ---------   ---------   ---------
          Total noncurrent deferred taxes...................   (254,064)   (174,127)    (87,165)
                                                              ---------   ---------   ---------
          Net deferred tax liabilities......................  $(240,793)  $(169,450)  $ (84,380)
                                                              =========   =========   =========

                            THE CONTAINERBOARD GROUP
                     (A DIVISION OF TENNECO PACKAGING INC.)

               NOTES TO COMBINED FINANCIAL STATEMENTS (CONTINUED)

                        DECEMBER 31, 1998, 1997 AND 1996

9.  ASSETS, LIABILITIES AND OTHER INCOME, NET DETAIL

    PREPAID EXPENSES AND OTHER CURRENT ASSETS

    The components of prepaid expenses and other current assets include:

                                                                    1998       1997       1996
                                                                  --------   --------   --------
    (IN THOUSANDS)
    Prepaid stumpage............................................  $15,189    $19,231    $15,595
    Prepaid taxes...............................................   13,272      7,549      7,044
    Current portion--Meridian Lease, net of deferred gain.......    5,193         --         --
    Prepaid professional services/leases........................    2,356      1,918      5,506
    Other.......................................................    5,082      6,321      7,391
                                                                  -------    -------    -------
          Total.................................................  $41,092    $35,019    $35,536
                                                                  =======    =======    =======

    OTHER LONG-TERM ASSETS

    The components of the other long-term assets include:

                                                                    1998       1997       1996
                                                                  --------   --------   --------
    (IN THOUSANDS)
    Prepaid pension cost........................................  $ 35,603   $35,137    $34,429
    Leased timberlands and mills................................    14,636    11,857      9,510
    Long-term portion--Meridian Lease, net of deferred gain.....    44,743        --         --
    Deferred software...........................................    15,864    11,088      6,047
    Timberland rights...........................................    10,919     9,775      8,615
    Capitalized fees............................................        --       474      3,962
    Other.......................................................     9,327     8,981      9,513
                                                                  --------   -------    -------
          Total.................................................  $131,092   $77,312    $72,076
                                                                  ========   =======    =======

    ACCRUED LIABILITIES

    The components of accrued liabilities include:

                                                                    1998       1997       1996
                                                                  --------   --------   --------
    (IN THOUSANDS)
    Accrued payroll, vacation and taxes.........................  $42,282    $48,119    $ 49,162
    Accrued insurance...........................................    6,012      5,248       4,296
    Accrued volume discounts and rebates........................    5,727      4,428       3,515
    Restructuring...............................................    9,326         --          --
    Current portion of accrued postretirement benefit cost......    1,460        875         892
    Deferred lease credits......................................    1,918      1,014      94,360
    Other.......................................................    2,665     10,742      14,438
                                                                  -------    -------    --------
          Total.................................................  $69,390    $70,426    $166,663
                                                                  =======    =======    ========

                            THE CONTAINERBOARD GROUP
                     (A DIVISION OF TENNECO PACKAGING INC.)

               NOTES TO COMBINED FINANCIAL STATEMENTS (CONTINUED)

                        DECEMBER 31, 1998, 1997 AND 1996

9.  ASSETS, LIABILITIES AND OTHER INCOME, NET DETAIL (CONTINUED)
    As part of the refinancing of the GECC leases in January, 1997 (Note 12), certain deferred lease credits were eliminated.

    OTHER LONG-TERM LIABILITIES

    The components of the other long-term liabilities include:

                                                                    1998       1997       1996
                                                                  --------   --------   --------
    (IN THOUSANDS)
    Accrued postretirement benefit cost.........................  $14,764    $15,807    $16,202
    Environmental liabilities...................................    6,599      5,421      6,673
    Other.......................................................    2,497      2,526        412
                                                                  -------    -------    -------
          Total.................................................  $23,860    $23,754    $23,287
                                                                  =======    =======    =======

    OTHER INCOME, NET

    The components of other income (expense), net include:

                                                                   1998       1997       1996
                                                                 --------   --------   --------
    (IN THOUSANDS)
    Discount on sale of factored receivables...................  $(14,774)  $(12,006)  $(12,351)
    Gain on sale of timberlands................................    16,944         --         --
    Gain on sale of joint venture interest.....................    15,060         --         --
    Gain on operating lease refinancing........................        --     37,730         --
    Gain on Willow Flowage.....................................        --      4,449         --
    Gain on sale of mineral rights.............................        --      1,646         --
    Capitalization of barter credits...........................        --      1,563         --
    Sylva Mill rebate income...................................        --         --      4,500
    Gain on sale of recycled mills.............................        --         --     50,000
    Other......................................................     9,588     11,299     14,094
                                                                 --------   --------   --------
          Total................................................  $ 26,818   $ 44,681   $ 56,243
                                                                 ========   ========   ========

10.  RELATED-PARTY TRANSACTIONS

    FUNDING OF CASH REQUIREMENTS

    As discussed in Note 2, Packaging provides centralized treasury functions and financing for the Group including funding of its cash requirements for processing of accounts payable and payroll requirements.

    CORPORATE ALLOCATIONS

    Packaging and Tenneco affiliates provide services to the Group which are typical of a consolidated entity with operations in several businesses. These services included general management, investor and

                            THE CONTAINERBOARD GROUP
                     (A DIVISION OF TENNECO PACKAGING INC.)

               NOTES TO COMBINED FINANCIAL STATEMENTS (CONTINUED)

                        DECEMBER 31, 1998, 1997 AND 1996

10.  RELATED-PARTY TRANSACTIONS (CONTINUED)
media relations, legal, human resources, accounting, public company reporting, data processing systems, support, training, finance, treasury, and insurance management. These expenses were allocated to the Group in the aggregate, not individually, from Packaging and Tenneco affiliates, based upon the relative level of effort and time spent on Group activities. This was generally measured using a formula based upon the Group's percentage of Tenneco's fixed assets, revenues and payroll. The Group believes the method for the historical allocations was reasonable.

    As a stand-alone entity, the Group does not expect that it will incur a similar level of costs due to a less complex corporate structure and a different level of need for such services. The Group estimates it will incur approximately $30 million in stand-alone overhead costs in the first year following the acquisition and believes this is representative of what the costs would have been as a stand-alone entity for historical periods.

    Certain receivables and transactions resulting from the financing relationship between Packaging and Tenneco are not reflected in the accompanying financial statements.

    INSURANCE AND BENEFITS

    The Group is self-insured for medical benefits and workers' compensation. Expenses related to workers' compensation, health care claims for hourly and salaried workers and postretirement health care benefits for hourly and salaried workers are determined by Packaging and are allocated to the Group. The Group incurred charges of $32,151,000, $34,004,000 and $32,298,000 in 1998, 1997 and
1996, respectively, for health care and $5,109,000, $9,209,000 and $8,853,000 in
1998, 1997 and 1996, respectively, for workers' compensation.

    In general, all costs and expenses incurred and allocated are based on the relationship the Group has with Tenneco. If the Group had been a stand-alone entity, the costs and expenses would differ.

11.  COMMITMENTS AND CONTINGENCIES

    The Group had authorized capital expenditures of approximately $49,392,000 as of December 31, 1998, in connection with the expansion and replacement of existing facilities.

    The Group is involved in various legal proceedings and litigation arising in the ordinary course of business. In the opinion of management and in-house legal counsel, the outcome of such proceedings and litigation will not materially affect the Group's financial position or results of operations.

12.  LEASES

    Rental expense included in the combined financial statements was $96,193,340, $95,284,000 and $118,821,000 for 1998, 1997 and 1996, respectively.
These costs are primarily included in cost of goods sold.

    On January 31, 1997, Packaging executed an operating lease agreement with Credit Suisse Leasing 92A, L.P., and a group of financial institutions led by Citibank, N.A. The agreement refinanced the previous operating leases between GECC and Packaging which were entered into at the same time as GECC's purchase of certain assets from Georgia-Pacific in January, 1991. Through this refinancing, several capital lease obligations were extinguished as the assets were incorporated into the new operating

                            THE CONTAINERBOARD GROUP
                     (A DIVISION OF TENNECO PACKAGING INC.)

               NOTES TO COMBINED FINANCIAL STATEMENTS (CONTINUED)

                        DECEMBER 31, 1998, 1997 AND 1996

12.  LEASES (CONTINUED)
lease. Also with this refinancing, certain fixed assets and deferred credits were eliminated resulting in a net gain of approximately $38 million in the first quarter of 1997.

    Aggregate minimum rental commitments under noncancelable operating leases are as follows (in thousands):

    1999........................................  $   83,804
    2000........................................      81,368
    2001........................................      79,428
    2002........................................     686,390
    2003........................................      26,975
    Thereafter..................................     113,154
                                                  ----------
          Total.................................  $1,071,119
                                                  ==========

    Minimum rental commitments under noncancelable operating leases include
$68 million for 1999, $68 million for 2000, $68 million for 2001, $676 million for 2002, $18 million for 2003 and $34 million for years thereafter, payable to credit Suisse Leasing 92A, L.P. and Citibank, N.A., along with John Hancock, Metropolitan Life and others (the "Lessors") for certain mill and timberland assets. The remaining terms of such leases extend over a period of up to five years.

    Following the initial lease period, Packaging may, under the provision of the lease agreements, extend the leases on terms mutually negotiated with the Lessors or purchase the leased assets under conditions specified in the lease agreements. If the purchase options are not exercised or the leases are not extended, Packaging will make a residual guarantee payment to the Lessors of approximately $653 million, included in the schedule above, which will be refunded up to the total amount of the residual guarantee payment based on the Lessors' subsequent sales price for the leased assets. Throughout the lease period, Packaging is required to maintain the leased properties which includes reforestation of the timberlands harvested.

    Packaging's various lease agreements require that it comply with certain covenants and restrictions, including financial ratios that, among other things, place limitations on incurring additional "funded debt" as defined by the agreements. Under the provisions of the lease agreements, in order to incur funded debt, Packaging must maintain a pretax cash flow coverage ratio, as defined, on a cumulative four quarter basis of a minimum of 2.0, subsequently modified to 1.75 as of December 31, 1998. Packaging was in compliance with all of its covenants at December 31, 1998.

    In December, 1998, the Group made a payment of $84 million to acquire the Meridian timberlands utilized by the Group. This transaction was undertaken in preparation for the separation of the Group's assets from Tenneco. Subsequent to year end, the Group paid a fee of $50,000 to effect the conveyance of the Meridian timberlands to the Group.

    In connection with the pending sale of the Group described in Note 14 to these financial statements, Tenneco may purchase the Tomahawk and Valdosta mills and selected timberland assets currently under lease prior to the sale.

                            THE CONTAINERBOARD GROUP
                     (A DIVISION OF TENNECO PACKAGING INC.)

               NOTES TO COMBINED FINANCIAL STATEMENTS (CONTINUED)

                        DECEMBER 31, 1998, 1997 AND 1996

13.  SALE OF ASSETS

    In the second quarter of 1996, Packaging entered into an agreement to form a joint venture with Caraustar Industries whereby Packaging sold its two recycled paperboard mills and a fiber recycling operation and brokerage business to the joint venture in return for cash and a 20% equity interest in the joint venture. Proceeds from the sale were approximately $115 million and the Group recognized a $50 million pretax gain ($30 million after taxes) in the second quarter of 1996.

    In June, 1998, Packaging sold its remaining 20% equity interest in the joint venture to Caraustar Industries for cash and a note of $26,000,000. The Group recognized a $15 million pretax gain on this transaction.

    At December 31, 1998, the balance of the note with accrued interest is $26,756,000.

14.  SALE OF COMPANY AND RELATED IMPAIRMENT (UNAUDITED)

    On January 26, 1999, Tenneco announced that it had entered into an agreement to contribute a majority interest in the Group to a new joint venture with Madison Dearborn Partners, in exchange for cash and debt assumption totaling approximately $2 billion, and a 45% common equity interest in the joint venture. The owned and leased assets to be contributed included the Group's four linerboard and medium mills, 67 plants, three sawmills, an air-drying yard, three recycling facilities, miscellaneous other property, which includes sales offices and woodlands forest management offices, numerous distribution centers, warehouses and five design centers and an ownership or controlling interest in approximately 950,000 acres of timberland. The transactions closed on April 12, 1999.

    In connection with the transactions, Packaging borrowed approximately $1.8 billion, most of which was used to acquire assets used by the Group pursuant to operating leases and timber cutting rights, with the remainder remitted to Tenneco for corporate debt reduction.

    Tenneco then contributed the Group's assets (subject to the new indebtedness and the Group's liabilities) to a joint venture, Packaging Corporation of America ("PCA") in exchange for (a) a 45% common equity interest in PCA valued at approximately $200 million and (b) approximately $240 million in cash. As a result of the sale transaction, Tenneco recognized a pretax loss in the first quarter of 1999 of approximately $293 million. Part of that loss consisted of an impairment charge relating to the Group's property, plant and equipment and intangible assets, which was pushed down to the Group's March 31, 1999 financial statements. The amount of the impairment charge is approximately $230.1 million.

    The impairment charge of $230.1 million recorded in the Group's financial statements has been allocated to the following financial statement line items (in thousands):

Intangibles.................................................  $ 46,206
Machinery and equipment.....................................   183,906
                                                              --------
  Total.....................................................  $230,112
                                                              ========

    The impairment charge will first be applied against the goodwill specifically attributable to the containerboard assets and the remaining amount will be applied against plant, property and equipment.

                            THE CONTAINERBOARD GROUP
                     (A DIVISION OF TENNECO PACKAGING INC.)

               NOTES TO COMBINED FINANCIAL STATEMENTS (CONTINUED)

                        DECEMBER 31, 1998, 1997 AND 1996

14.  SALE OF COMPANY AND RELATED IMPAIRMENT (UNAUDITED) (CONTINUED)
    The Group's financial statements reflect $230.1 million of the $293.0 million charge representing the impairment attributable to the assets reflected in the Group's financial statements.

15.  SUMMARIZED COMBINED FINANCIAL INFORMATION ABOUT GUARANTOR
    SUBSIDIARIES

    The following is summarized aggregated financial information for Dahlonega Packaging Corporation, Dixie Container Corporation, PCA Hydro, Inc., PCA Tomahawk Corporation and PCA Valdosta Corporation, each of which was a wholly-owned subsidiary of Packaging and included in the Group's combined financial statements. In conjunction with the sale of the Group as described in
Note 14, each of these companies became subsidiaries of PCA and fully, unconditionally, jointly and severally guaranteed $550 million in subordinated debt issued by PCA in conjunction with the transaction. Separate financial statements of the guarantor subsidiaries are not presented because, in the opinion of management, such financial statements are not material to investors.

                                                                    DECEMBER 31,
                                                           ------------------------------
                                                             1998       1997       1996
                                                           --------   --------   --------
    (IN THOUSANDS)
    Current assets.......................................  $49,463    $42,844    $42,664
    Non-current assets...................................   13,985     46,399     45,051
                                                           -------    -------    -------
          Total assets...................................   63,448     89,243     87,715

    Current liabilities..................................   13,826     12,687     10,542
    Non-current liabilities..............................    7,264      4,785      4,559
                                                           -------    -------    -------
          Total liabilities..............................   21,090     17,472     15,101
                                                           -------    -------    -------
    Interdivision Account................................  $42,358    $71,771    $72,614
                                                           =======    =======    =======

                                                              YEAR ENDED DECEMBER 31,
                                                           ------------------------------
                                                             1998       1997       1996
                                                           --------   --------   --------
    (IN THOUSANDS)
    Net sales............................................  $32,970    $25,758    $24,666
    Gross profit.........................................    1,172      3,253      4,719
    Net loss.............................................     (866)    (1,217)      (351)