Form 10-Q
period 2000-03-31
PACKAGING CORP OF AMERICA
filed 2000-05-12
CIK 75677

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

(Mark One)

   /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
           ENDED MARCH 31, 2000

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
           FROM TO

Commission file number:  1-15399

                        PACKAGING CORPORATION OF AMERICA
             (Exact Name of Registrant as Specified in its Charter)

                DELAWARE                                     36-4277050
      (State or other Jurisdiction               (IRS Employer Identification No.)
   of Incorporation or Organization)

         1900 WEST FIELD COURT
         LAKE FOREST, ILLINOIS                                 60045
(Address of Principal Executive Offices)                     (Zip Code)

                                 (847) 482-3000
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
   (Former name, former address and former fiscal year, if changed since last report)

                            ------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Applicable only to corporate issuers:

As of March 31, 2000, the Registrant had outstanding 105,850,000 shares of common stock, par value $0.01 per share.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I
                             FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                        PACKAGING CORPORATION OF AMERICA

                          CONSOLIDATED BALANCE SHEETS

                                                               MARCH 31,    DECEMBER 31,
                                                                 2000           1999
                                                              -----------   -------------
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)            (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents.................................  $   24,284     $   10,300
  Accounts receivable, (net of allowance for doubtful
    accounts of $4,882 and $4,681 as of March 31, 2000 and
    December 31, 1999, respectively)........................     218,729        208,356
  Notes receivable..........................................         655            698
  Inventories...............................................     160,346        163,858
  Prepaid expenses and other current assets.................      11,352         11,304
  Deferred income taxes.....................................       7,027          8,411
                                                              ----------     ----------
      TOTAL CURRENT ASSETS..................................     422,393        402,927
Timber and timberlands, at cost, less depletion.............     187,077        202,582
Property, plant and equipment, net..........................   1,447,344      1,460,024
Intangible assets, (net of accumulated amortization of
  $1,211 and $1,154 as of March 31, 2000 and December 31,
  1999, respectively).......................................       1,475          1,532
Other long-term assets......................................      98,567         86,143
                                                              ----------     ----------
      TOTAL ASSETS..........................................  $2,156,856     $2,153,208
                                                              ==========     ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt.........................  $       70     $      829
  Accounts payable..........................................     114,464        127,365
  Accrued interest..........................................      26,672         13,633
  Accrued liabilities.......................................      61,702         85,643
                                                              ----------     ----------
      TOTAL CURRENT LIABILITIES.............................     202,908        227,470
Long-term liabilities:
  Long-term debt............................................   1,316,213      1,329,202
  Deferred income taxes.....................................      80,967         69,804
  Other liabilities.........................................       7,332          7,511
                                                              ----------     ----------
      TOTAL LONG-TERM LIABILITIES...........................   1,404,512      1,406,517
  Mandatorily redeemable preferred stock (liquidation
    preference $100 per share, 3,000,000 shares authorized,
    0 shares and 1,058,094 shares issued and outstanding as
    of March 31, 2000 and December 31, 1999,
    respectively)...........................................          --        102,522
  Stockholders' equity:
    Junior preferred stock (liquidation preference $1.00 per
      share, 100 shares authorized, issued and
      outstanding)..........................................          --             --
    Common stock (par value $.01 per share, 300,000,000
      shares authorized, 105,850,000 shares and 94,600,000
      shares issued and outstanding as of March 31, 2000 and
      December 31, 1999, respectively)......................       1,058            946
    Additional paid in capital..............................     510,565        384,549
    Retained earnings.......................................      37,813         31,204
                                                              ----------     ----------
      TOTAL STOCKHOLDERS' EQUITY............................     549,436        416,699
                                                              ----------     ----------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY............  $2,156,856     $2,153,208
                                                              ==========     ==========

                See notes to consolidated financial statements.

                        PACKAGING CORPORATION OF AMERICA

                       CONSOLIDATED STATEMENTS OF INCOME

                                  (UNAUDITED)

                                                                             GROUP (NOTE 1)
                                                                             --------------
                                                              THREE MONTHS ENDED MARCH 31,
                                                              -----------------------------
                                                                2000              1999
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                      ---------      --------------
Net sales...................................................  $ 456,127        $ 391,279
Cost of sales...............................................   (350,145)        (332,117)
                                                              ---------        ---------
  Gross profit..............................................    105,982           59,162

Impairment loss.............................................         --         (230,112)
Selling and administrative expenses.........................    (26,519)         (28,759)
Other income (expense), net.................................      2,867           (1,377)
Corporate overhead..........................................     (9,589)         (13,283)
                                                              ---------        ---------

  Income (loss) before interest, taxes and extraordinary
    item....................................................     72,741         (214,369)
Interest expense, net.......................................    (30,242)            (221)
                                                              ---------        ---------

  Income (loss) before taxes and extraordinary item.........     42,499         (214,590)
Provision for income taxes..................................    (17,253)          84,615
                                                              ---------        ---------

  Income (loss) before extraordinary item...................     25,246         (129,975)
Extraordinary item, net of tax..............................         --           (6,327)
                                                              ---------        ---------

Net income (loss)...........................................     25,246         (136,302)
Preferred dividends and accretion of preferred stock
  issuance costs............................................    (18,637)              --
                                                              ---------        ---------

Net income (loss) available to common shareholders..........  $   6,609        $(136,302)
                                                              =========        =========

Weighted average common shares outstanding:
  Basic.....................................................    101,583           94,600
  Diluted...................................................    104,856           94,600
Basic earnings per common share:
  Net income (loss) before extraordinary item...............  $    0.07        $   (1.37)
  Extraordinary item........................................         --            (0.07)
                                                              ---------        ---------

  Net income (loss) per common share........................  $    0.07        $   (1.44)
                                                              =========        =========

Diluted earnings per common share:
  Net income (loss) before extraordinary item...............  $    0.06        $   (1.37)
  Extraordinary item........................................         --            (0.07)
                                                              ---------        ---------

  Net income (loss) per common share........................  $    0.06        $   (1.44)
                                                              =========        =========

                See notes to consolidated financial statements.

                        PACKAGING CORPORATION OF AMERICA

                      CONSOLIDATED STATEMENTS OF CASH FLOW

                                  (UNAUDITED)

                                                                             GROUP (NOTE 1)
                                                                             ---------------
                                                               THREE MONTHS ENDED MARCH 31,
                                                              ------------------------------
                                                                2000              1999
(IN THOUSANDS)                                                ---------      ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss).........................................  $  25,246         $(136,302)
  Adjustments to reconcile net income to net cash provided
    by operating activities:
      Depreciation, depletion and amortization..............     35,808            28,360
      Amortization of financing costs.......................      1,694                --
      Extraordinary loss--early debt extinguishment.........         --             6,327
      Amortization of deferred gain.........................         --              (493)
      Increase in deferred income taxes.....................     12,547             9,782
      Undistributed earnings of affiliated companies........        (96)              (96)
      (Gain) loss on disposal of property, plant and
        equipment...........................................       (635)          230,112
      Other, net............................................       (179)              196
  Changes in components of working capital:
      (Increase) decrease in current assets--
        Accounts receivable.................................    (10,330)          (23,985)
        Inventories.........................................      3,512              (864)
        Prepaid expenses and other..........................       (448)            8,973
      Increase (decrease) in current liabilities--
        Accounts payable....................................    (12,900)           18,817
        Accrued liabilities.................................     (8,835)              679
                                                              ---------         ---------
          NET CASH PROVIDED BY OPERATING ACTIVITIES.........     45,384           141,506
                                                              ---------         ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment................    (19,606)          (19,460)
  Other long term assets....................................     (1,724)             (354)
  Proceeds from disposals of property, plant and
    equipment...............................................      1,508               668
  Other, net................................................         82             3,773
                                                              ---------         ---------
          NET CASH USED FOR INVESTING ACTIVITIES............    (19,740)          (15,373)
                                                              ---------         ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on long-term debt................................    (13,756)          (27,550)
  Redemption of preferred stock.............................   (124,432)               --
  Proceeds from initial public offering.....................    126,528                --
  Decrease in interdivision account.........................         --          (105,652)
  Working capital transactions with Tenneco and affiliated
    companies--
      Decrease in receivables from affiliated companies.....         --               187
      Increase in factored receivables......................         --               888
      Increase in accounts payable to affiliated
        companies...........................................         --             5,994
                                                              ---------         ---------
          NET CASH USED FOR FINANCING ACTIVITIES............    (11,660)         (126,133)
                                                              ---------         ---------
NET INCREASE IN CASH........................................     13,984                --
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD..............     10,300                 1
                                                              ---------         ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD....................  $  24,284         $       1
                                                              =========         =========

                See notes to consolidated financial statements.

                        PACKAGING CORPORATION OF AMERICA

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

                                 MARCH 31, 2000

1.  BASIS OF PRESENTATION

    On April 12, 1999, Pactiv Corporation ("Pactiv"), formerly known as Tenneco Packaging Inc., sold its containerboard and corrugated packaging products business (the "Group") to Packaging Corporation of America ("PCA") for
$2.2 billion. The Group is the predecessor to PCA. The $2.2 billion purchase price paid to Pactiv for the Group consisted of $246.5 million in cash, the assumption of $1.8 billion of debt incurred by Pactiv immediately prior to the closing, and the issuance of a 45% common equity interest in PCA. PCA Holdings, an entity organized and controlled by Madison Dearborn Partners, LLC, acquired the remaining 55% common equity interest in PCA for $236.5 million in cash. These events are collectively referred to as the "Transactions." Because significant veto rights were retained by Pactiv, the carryover basis of accounting was used and no goodwill was recognized. Fees of $23.8 million were incurred as part of the Transactions and were recorded as a charge to stockholders' equity.

    On August 25, 1999, PCA Holdings and Pactiv agreed that the acquisition consideration should be reduced as a result of a post-closing price adjustment by $20.0 million. On September 23, 1999, Pactiv paid PCA $20.7 million, representing the $20.0 million adjustment and $0.7 million of interest through the date of payment by Pactiv.

    PCA's consolidated financial statements as of March 31, 2000, and the Group's (i.e., predecessor's) combined financial statements for the three months ended March 31, 1999, are unaudited but include all adjustments (consisting only of normal recurring adjustments) that management considers necessary for a fair presentation of such financial statements. These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with Article 10 of SEC Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results during the period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the period ending December 31, 2000.

    As a result of the Group's relationship with Pactiv, the combined consolidated balance sheets and the related combined consolidated income statements are not necessarily indicative of what actually would have occurred had the Group been a stand-alone entity. Additionally, these combined financial statements are not necessarily indicative of the future financial position or results of operations of PCA.

2.  SUMMARY OF ACCOUNTING POLICIES

    USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts in the financial statements and the accompanying notes. Actual results could differ from those estimates.

    SEGMENT INFORMATION

    PCA is primarily engaged in one line of business: the manufacture and sale of packaging materials, boxes and containers for industrial and consumer markets. No single customer accounts for more than 10% of total revenues. PCA has no foreign operations.

                        PACKAGING CORPORATION OF AMERICA

                                  (UNAUDITED)

                                 MARCH 31, 2000

2.  SUMMARY OF ACCOUNTING POLICIES (CONTINUED)
    NEW ACCOUNTING PRONOUNCEMENTS

    In June, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes new accounting and reporting standards requiring that all derivative instruments (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or a liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. This statement is effective for all fiscal years beginning after June 15, 2000. The adoption of this new standard is not expected to have a significant effect on PCA's financial position or results of operations.

3.  EARNINGS PER SHARE

    Earnings per share for the period from January 1, 1999 through March 31, 1999 has been calculated using the historical earnings of the Group and the number of shares resulting from the April 12, 1999 transaction (430,000 common shares), as adjusted to reflect the 220-for-one stock split which became effective on October 19, 1999. For the period presented, basic and diluted earnings per share are the same because there are not potentially dilutive securities.

    The following table sets forth the computation of basic and diluted income per common share for the period January 1, 2000 through March 31, 2000.

(IN THOUSANDS, EXCEPT PER SHARE DATA)
Numerator:
  Net income available to common stockholders...............  $  6,609
Denominator:
  Basic common shares outstanding...........................   101,583
Effect of dilutive securities:
  Stock options.............................................     2,344
  Non-vested stock..........................................       929
                                                              --------
Dilutive common shares outstanding..........................   104,856
Basic income per common share...............................  $   0.07
Diluted income per common share.............................  $   0.06

                        PACKAGING CORPORATION OF AMERICA

                                  (UNAUDITED)

                                 MARCH 31, 2000

4.  INVENTORIES

    The components of inventories are as follows:

                                                 MARCH 31, 2000   DECEMBER 31, 1999
                                                 --------------   -----------------
(IN THOUSANDS)                                                        (AUDITED)
Raw materials..................................     $ 76,186          $ 74,881
Work in progress...............................        5,235             5,021
Finished goods.................................       56,947            56,049
Supplies and materials.........................       46,317            49,605
                                                    --------          --------
Inventories at FIFO cost.......................      184,685           185,556
Excess of FIFO over LIFO cost..................      (24,339)          (21,698)
                                                    --------          --------
Inventory, net.................................     $160,346          $163,858
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

5.  STOCKHOLDERS' EQUITY

    On February 2, 2000, PCA completed an initial public offering of its common stock in which Pactiv Corporation sold 35,000,000 of its 41,160,240 shares of common stock in PCA, and PCA issued an additional 11,250,000 shares. The net proceeds to PCA were approximately $126.5 million at an initial public offering price of $12.00 per share, after deducting underwriting discounts and offering expenses.

    PCA used substantially all of the net proceeds to redeem all outstanding shares of its 12 3/8% senior exchangeable preferred stock due 2010 (1,058,094 shares as of March 3, 2000) at a redemption price of 112.375% of its liquidation preference, plus accrued and unpaid dividends through March 3, 2000, the date of redemption. The total paid to redeem the senior exchangeable preferred stock was $124.4 million, which included $5.5 million of accrued and unpaid dividends.

    On April 12, 1999, PCA issued 100 shares of Junior Preferred Stock, liquidation preference of $1.00 per share. Holders of the Junior Preferred Stock are not entitled to receive any dividends or distributions and had, prior to February 2, 2000, the right to elect one director to PCA's board of directors. Shares of Junior Preferred Stock may not be reissued after being reacquired in any manner by PCA.

6.  EXTRAORDINARY LOSS

    During the first quarter of 1999, the Group extinguished $16.6 million of debt related to mill assets. In connection with that extinguishment an extraordinary loss of $10.6 million was recorded ($6.3 million, net of the related tax effects).

                        PACKAGING CORPORATION OF AMERICA

                                  (UNAUDITED)

                                 MARCH 31, 2000

7.  SUMMARIZED COMBINED FINANCIAL INFORMATION ABOUT GUARANTOR SUBSIDIARIES

    The following is summarized aggregated financial information for Dahlonega Packaging Corporation, Dixie Container Corporation, PCA Hydro, Inc., PCA Tomahawk Corporation and PCA Valdosta Corporation, each of which was a wholly-owned subsidiary of Pactiv and included in the Group's combined financial statements. In connection with the sale of the Group to PCA, each of these companies became subsidiaries of PCA and fully, unconditionally, jointly and severally guaranteed $550 million in senior subordinated notes issued by PCA in connection with the Transactions. Effective January 1, 2000, Dahlonega Packaging Corporation, PCA Tomahawk Corporation and PCA Valdosta Corporation were merged into PCA. Separate financial statements of the guarantor subsidiaries are not presented because, in the opinion of management, such financial statements are not material to investors.

                                                 MARCH 31, 2000   DECEMBER 31, 1999
                                                 --------------   -----------------
(IN THOUSANDS)                                                        (AUDITED)
Current assets.................................       $ 85             $12,703
Non-current assets.............................        405              14,115
                                                      ----             -------
  Total assets.................................        490              26,818

Current liabilities............................         31               2,902
Non-current liabilities........................        168               4,414
                                                      ----             -------
  Total liabilities............................        199               7,316
                                                      ----             -------
Net assets.....................................       $291             $19,502
                                                      ====             =======

                                                                 THREE MONTHS
                                                                     ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2000       1999
(IN THOUSANDS)                                                --------   --------
Net sales...................................................    $--       $8,293
Pre-tax profit..............................................     13          138
Net income (loss)...........................................      8         (369)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

    On April 12, 1999, Pactiv Corporation, formerly known as Tenneco Packaging Inc., sold its containerboard and corrugated packaging products business to Packaging Corporation of America for $2.2 billion. We refer to that business in this report as the Group. The $2.2 billion purchase price paid to Pactiv consisted of $246.5 million in cash, the assumption of $1.8 billion of debt incurred by Pactiv immediately prior to the closing, and the issuance of a 45% common equity interest in PCA. PCA Holdings, an entity organized and controlled by Madison Dearborn Partners, LLC, acquired the remaining 55% common equity interest in PCA for $236.5 million in cash. We refer to these events in this report as the Transactions.

    From its formation in January 1999 through the closing of the Transactions on April 12, 1999, PCA did not have any significant operations. Accordingly, the historical financial results for the periods prior to April 12, 1999 described below are those of the Group. The historical financial results for the three months ended March 31, 1999 include the pro forma results of the Group through March 31, 1999, assuming the Transactions had occurred on January 1, 1999.

    The Group operated as a division of Pactiv, and did not operate as a separate, stand-alone entity. As a result, the historical financial information of the Group does not reflect what the Group's financial position and results of operations would have been had the Group operated as a separate, stand-alone entity during the periods presented.

    PCA's acquisition of the Group as part of the Transactions was accounted for using historical values for the contributed assets. Purchase accounting was not applied because, under the applicable accounting guidance, a change of control was deemed not to have occurred as a result of the participating veto rights held by Pactiv after the closing of the Transactions under the terms of a stockholders agreement.

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

    Although export shipments in 1999 were lower than in 1998, the supply/demand balance improved throughout 1999 and the average price of linerboard increased approximately 25% during 1999. Several major containerboard manufacturers announced production curtailments and mill shutdowns during 1999, and only minimal capacity additions have been publicly announced through 2002 according to the American Forest & Paper Association. However, industry oversupply conditions could return or economic conditions could deteriorate in the future.

    Pulp & Paper Week, in its March 20, 2000 publication, reported that major containerboard producers had implemented average price increases for linerboard and corrugating medium of $50 per ton and $60 per ton, respectively. According to Pulp & Paper Week, after giving effect to the price increases, average prices in March, 2000 for linerboard and corrugating medium were 23% and 39% higher, respectively, than March, 1999 prices.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO PRO FORMA THREE MONTHS ENDED MARCH
  31, 1999

NET SALES

    Net sales increased by $64.8 million, or 16.6%, for the three months ended March 31, 2000 from the comparable pro forma period in 1999. The increase was primarily the result of increases in sales prices of containerboard and corrugated products.

    According to Pulp & Paper Week, an industry publication, average linerboard and semi-chemical medium prices for 42 1b. Liner-East and 26 lb. Medium-East, which are representative benchmark grades, were $447 and $427, respectively, per ton for the three months ended March 31, 2000. This compares to $368 and $305, respectively, per ton for the three months ended March 31, 1999.

INCOME BEFORE INTEREST EXPENSE AND TAXES

    Operating income increased by $49.9 million, or 218.6%, for the three months ended March 31, 2000 compared to the pro forma three months ended March 31, 1999. The increase in operating income was attributable to the price increases described above, and reduced corporate overhead and selling and administrative expenses.

    Gross margins increased $43.3 million, or 69.0%, for the three months ended March 31, 2000 from the comparable pro forma period in 1999. Gross margins increased to 23.2% of sales in the first quarter of 2000 from 16.0% of sales in the pro forma first quarter of 1999 due to the price increases described above.

    Selling and administrative expenses decreased $1.1 million, or 3.8%, for the three months ended March 31, 2000 compared to the pro forma three months ended March 31, 1999. The decrease was primarily the result of a reduction in external consulting expenses related to software development and the elimination of Year 2000 remediation expenses in the first quarter of 2000.

    Corporate overhead for the three months ended March 31, 2000 decreased by $3.7 million, or 27.8%, from the comparable pro forma period in 1999. The reduction reflects the difference between the overhead charged to the Group by Pactiv and Pactiv's parent at the time, Tenneco Inc., in the first quarter of 1999 and reduced overhead expenses incurred by PCA as a stand-alone entity in the first quarter of 2000.

INTEREST EXPENSE AND INCOME TAXES

    Interest expense decreased by $9.2 million, or 23.2%, for the three months ended March 31, 2000 from the pro forma three months ended March 31, 1999, primarily as a result of voluntary prepayments the company made on its three term loans under the senior credit facility.

    PCA's effective tax rate was 40.6% for the three months ended March 31, 2000 and 38.6% for the comparable period in 1999. The tax rate is higher than the federal statutory rate of 35% due to state income taxes.

PREFERRED STOCK DIVIDENDS AND ACCRETION OF PREFERRED STOCK ISSUANCE COSTS

    Preferred stock dividends and accretion of preferred stock issuance costs increased $15.5 million for the three months ended March 31, 2000 compared to the pro forma three months ended March 31, 1999. The increase was attributable to PCA's redemption of its 12 3/8% senior exchangeable preferred stock on March 3, 2000 at a redemption price of 112.375% of its liquidation preference and the write-off of the remaining preferred stock issuance costs. The redemption fee amounted to $13.1 million and the write-off of the remaining preferred stock issuance costs was recorded as a $3.2 million non-cash charge. The total of these non-recurring charges reduced net income available to common shareholders by $16.3 million or $0.16 per diluted common share for the three months ended March 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

    Cash flow provided by operating activities increased $17.7 million, or 64.2%, for the three months ended March 31, 2000 from the comparable pro forma period in 1999. The increase was primarily due to increases in net income and depreciation, depletion and amortization.

    Net cash used for investing activities increased $0.2 million, or 1.2%, for the three months ended March 31, 2000 compared to the pro forma three months ended March 31, 1999, primarily as a result of increased capital expenditures.

    Net cash used for financing activities was $11.7 million for the three months ended March 31, 2000. In the pro forma three months ended March 31, 1999 no cash was used for financing activities. PCA's first quarter, 2000 payments consisted of voluntary prepayments on its three term loans under the senior credit facility.

    As of March 31, 2000, PCA had commitments for capital expenditures of $73.4 million. PCA believes operating cash flow from continuing operations will be sufficient to fund these commitments.

    PCA's primary sources of liquidity are cash flow from operations and borrowings under PCA's revolving credit facility. PCA expects to be able to fund its debt service and capital expenditures, the primary uses of its cash, from these sources.

    PCA incurred substantial indebtedness in connection with the Transactions. On April 12, 1999, PCA had approximately $1.8 billion of indebtedness outstanding as compared to indebtedness of $17.6 million as of December 31, 1998. As of March 31, 2000, PCA's level of indebtedness had been reduced to approximately $1.3 billion through voluntary prepayments of its senior bank debt. PCA's significant debt service obligations could have material consequences to PCA's securityholders.

    Concurrently with the Transactions, PCA issued 9 5/8% senior subordinated notes and 12 3/8% senior exchangeable preferred stock and entered into a senior credit facility. The senior credit facility provided for three term loans in an aggregate amount of $1.2 billion and a revolving credit facility with up to $250.0 million in availability. Upon the closing of the Transactions, PCA borrowed the full amount under the term loans and $9.0 million under the revolving credit facility. Effective December 14, 1999, PCA elected to reduce its availability under the revolving credit facility from $250.0 million to $150.0 million.

    PCA completed an initial public offering of its common stock on February 2, 2000 in which Pactiv Corporation sold 35,000,000 of its 41,160,240 shares of common stock in PCA, and PCA issued an additional 11,250,000 shares. The net proceeds to PCA were approximately $126.5 million at an initial public offering price of $12.00 per share, after deducting the underwriting discounts and offering expenses. PCA used substantially all of the net proceeds to redeem all outstanding shares of its 12 3/8% senior exchangeable preferred stock, plus accrued and unpaid dividends through March 3, 2000, the date of redemption.

    The following table provides the interest rate as of March 31, 2000 for each of the term loans and the revolving credit facility.

BORROWING ARRANGEMENT                                         INTEREST RATE
---------------------                                         -------------
Term Loan A.................................................      8.14%
Term Loan B.................................................      9.39%
Term Loan C.................................................      9.64%
Revolver:
  Revolver-Eurodollar.......................................       N/A
  Revolver-Base Rate........................................       N/A

    The borrowings under the revolving credit facility are available to fund PCA's working capital requirements, capital expenditures and other general corporate purposes. The Term Loan A must be repaid in quarterly installments from December 2001 through 2005. The Term Loan B must be repaid in quarterly installments from June 2002 through 2007. The Term Loan C must be repaid in quarterly installments from June 2002 through 2008. The revolving credit facility will terminate in 2005.

    Since April 12, 1999, PCA has made voluntary prepayments using proceeds from sales of its timberland or excess cash to permanently reduce its borrowings under the term loans in the following periods in the following amounts:

    - Second Quarter, 1999--$75.0 million;

    - Third Quarter, 1999--$25.0 million;

    - Fourth Quarter, 1999--$331.0 million; and

    - First Quarter, 2000--$13.0 million.

    As a result of these voluntary prepayments, no quarterly installments are due on the term loans until December 2001. As of March 31, 2000, PCA had $150.0 million in availability and no borrowings outstanding under the revolving credit facility.

    The instruments governing PCA's indebtedness, including the senior credit facility and the indenture governing the notes, contain financial and other covenants that restrict, among other things, the ability of PCA and its subsidiaries to:

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

    PCA is considering the possible sale of additional timberland. PCA expects to use the proceeds, if any, from these sales to prepay term loans under the senior credit facility.

    PCA is permitted under the terms of the senior credit facility and the notes indenture to use net proceeds from timberland sales in excess of $500.0 million, if any, to redeem up to $100.0 million of the notes or to pay a dividend on or repurchase its equity interests. As of May 1, 2000 PCA has received net proceeds of $263.3 million from timberland sales. PCA may use the net proceeds of a timberland sale to redeem not more than 35% of the aggregate principal amount of notes issued and outstanding under the notes indenture, excluding notes held by PCA and its subsidiaries.

    PCA must make the redemption within 60 days of the timberland sale. In the case of the notes, PCA must pay a redemption price equal to 109.625% of the principal amount of notes to be redeemed plus accrued and unpaid interest and liquidated damages, if any, to the date of redemption.

    PCA may only use the net proceeds of a timberland sale to pay a dividend or repurchase its equity interest, if PCA's debt to cash flow ratio at the time of redemption, repayment or repurchase, after giving effect to the redemption, repayment or repurchase, the application of the proceeds of the timberland sale, and any increase in fiber, stumpage or similar costs as a result of the timberland sale, would be no greater than 4.5 to 1. The senior credit facility imposes similar restrictions on the ability of PCA to use the net proceeds of a timberland sale to make these redemptions, repayments or repurchases.

    PCA believes that cash generated from operations will be adequate to meet its anticipated debt service requirements, capital expenditures and working capital needs for the next 12 months, and that cash generated from operations and amounts available under the revolving credit facility will be adequate to meet its anticipated debt service requirements, capital expenditures and working capital needs for the foreseeable future. There can be no assurance, however, that PCA's business will generate sufficient cash flow from operations or that future borrowings will be available under the senior credit facility or otherwise to enable it to service its indebtedness, including the senior credit facility, and the notes, to retire the notes when required or to make anticipated capital expenditures. PCA's future operating performance and its ability to service or refinance the notes, to service, extend or refinance the senior credit facility and to pay cash dividends, will be subject to future economic conditions and to financial, business and other factors, many of which are beyond PCA's control.

MARKET RISK AND RISK MANAGEMENT POLICIES

    Historically, PCA has not had any material market risk due to the fact that its debt financing and risk management activities were conducted by Pactiv or Tenneco. As a result of the Transactions, PCA is exposed to the impact of interest rate changes and changes in the market value of its financial instruments. PCA periodically enters into derivative instruments in order to minimize these risks, but not for trading purposes.

    Under the senior credit facility, PCA is required to maintain interest collar agreements for 50% of its outstanding term loan balances for a minimum of two years after the initial borrowing. These LIBOR interest rate collar agreements protect against rising interest rates while simultaneously guaranteeing minimum interest rates. The notional amount of these collars was $385.0 million as of March 31, 2000, resulting in the interest rates on approximately 50% of PCA's term loan obligations being capped. The weighted average floor of the interest rate collar agreements is 4.97% and the weighted average ceiling is 6.75%. On January 18, 2000, PCA terminated $110.0 million of interest rate collar agreements and received $1.9 million. The senior credit facility also provides PCA with the right to lock-in LIBOR interest rates for any amount and for terms of one, two, three or six month periods. With approval of the lenders, PCA can lock-in LIBOR interest rates, for either a two-week or twelve-month period.

    PCA's earnings are affected by changes in short-term interest rates as a result of borrowings under the term loans. If LIBOR interest rates for these borrowings increase one percent, PCA's interest expense would increase, and income before income taxes would decrease, by approximately $7.7 million annually until the LIBOR rate exceeds the ceiling rate. At that point, only 50% of the debt would result in additional interest rate expense. As of March 31, 2000, the interest rate on the term loans was based on a weighted average LIBOR rate of 6.1%. The effect of the interest rate change to the fair market value of the outstanding debt is insignificant. This analysis does not consider any other impacts on fair value that could exist in such an interest rate environment. In the event of a change in interest rates, management could take actions to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in PCA's financial structure.

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

    As is the case with any industrial operation, PCA has, in the past, incurred costs associated with the remediation of soil or groundwater contamination, as required by the federal Comprehensive Environmental Response, Compensation and Liability Act, commonly known as the federal "Superfund" law, and analogous state laws. Cleanup requirements arise with respect to properties PCA currently owns or operates, former facilities and off-site facilities where PCA has disposed of hazardous substances. Because liability under these laws is strict, meaning that liability is imposed without fault, joint and several, meaning that liability is imposed on each party without regard to contribution, and retroactive, PCA could receive notifications of cleanup liability in the future and this liability could be material. Under the terms of the contribution agreement entered into in connection with the Transactions, Pactiv agreed to retain all liability for all former facilities and all sites associated with pre-closing off-site waste disposal. Pactiv also retained environmentally impaired real property in Filer City, Michigan unrelated to current mill operations.

YEAR 2000 ISSUE

    We believe we have completed the remediation or replacement of critical IT and non-IT systems, and as of March 31, 2000, Year 2000 issues have not had and are not expected to have a material adverse effect on our results of operations. However, it is possible that latent Year 2000 issues could arise in the future. If this happens, we will implement our contingency plans in an effort to minimize the impact of the problem. Our total cost to address Year 2000 issues was approximately $4.5 million. No material expenditures were made in the quarter ended March 31, 2000 or are expected to be made in the future. We expensed these costs as they were incurred, except in instances where we determined that replacing existing computer systems or equipment was more effective and efficient, particularly where additional functionality is available.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    For a discussion of market risks related to PCA, see Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations--Market Risk and Risk Management Policies" in this Quarterly Report on Form 10-Q.

                                    PART II
                               OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

    In May 1999, PCA was served with a complaint filed in the United States District Court for the Eastern District of Pennsylvania (WINOFF INDUSTRIES, INC., ET AL. V. STONE CONTAINER CORPORATION, ET AL.) alleging civil violations of Section 1 of the Sherman Act in connection with the pricing and production of linerboard from October 1, 1993 through November 30, 1995. The case was consolidated with other similar cases by the Judicial Panel on Multidistrict Litigation, all of which are now referred to as MDL 1261, IN RE LINERBOARD ANTITRUST LITIGATION. Plaintiffs purport to represent a nationwide class of purchasers of corrugated containers, and the complaints name ten major linerboard manufacturers as defendants. The actions seek treble damages for allegedly unlawful corrugated container price increases, plus attorneys' fees. PCA believes the allegations have no merit, is vigorously defending itself, and believes the outcome of this litigation should not have a material adverse effect on its financial condition or results of operations.

    PCA also is party to various legal actions arising in the ordinary course of its business. These legal actions cover a broad variety of claims spanning the entire business. PCA believes that the resolution of these legal actions will not, individually or in the aggregate, have a material adverse effect on its financial condition or results of operations.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

    PCA used approximately $124.4 million of the net proceeds received by it from the initial public offering completed on February 2, 2000, to redeem all of its outstanding 12 3/8% senior exchangeable preferred stock due 2010, on March 3, 2000. PCA used the remaining net proceeds for senior credit facility principal repayments.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

    None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    On January 26, 2000, PCA's stockholders acted by written consent to:

    - elect the board of directors of PCA; and

    - approve and ratify the actions of the board of directors in connection with the appointment of Ernst & Young LLP as the independent public auditors of the company for the year ending December 31, 2000.

    Stockholders holding 91,767,200 shares of common stock, or 97.0% of the shares then outstanding, consented to the actions taken by written consent. PCA did not solicit or receive consents from the holders of the remaining shares of common stock.

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

                                                       PACKAGING CORPORATION OF AMERICA
                                                       (Registrant)

                                                       By:             /s/ RICHARD B. WEST
                                                            -----------------------------------------
                                                                         Richard B. West
                                                             CHIEF FINANCIAL OFFICER, VICE PRESIDENT
                                                            AND SECRETARY (PRINCIPAL FINANCIAL OFFICER
                                                                     AND AUTHORIZED OFFICER)
Date: May 12, 2000