Form 10-Q
period 2000-06-30
PACKAGING CORP OF AMERICA
filed 2000-08-11
CIK 75677

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                         COMMISSION FILE NUMBER 1-15399

                            ------------------------

                        PACKAGING CORPORATION OF AMERICA

             (Exact Name of Registrant as Specified in its Charter)

                DELAWARE                                  36-4277050
      (State or other Jurisdiction             (IRS Employer Identification No.)
    of Incorporation or Organization)

          1900 WEST FIELD COURT                              60045
          LAKE FOREST, ILLINOIS                           (Zip Code)
(Address of Principal Executive Offices)

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

    As of June 30, 2000, the Registrant had outstanding 105,850,000 shares of common stock, par value $0.01 per share.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I
                             FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                        PACKAGING CORPORATION OF AMERICA
                          CONSOLIDATED BALANCE SHEETS

                                                               JUNE 30,        DECEMBER 31,
                                                                 2000              1999
                                                              -----------      ------------
(IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)             (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents.................................  $    4,377        $   10,300
  Accounts receivable, (net of allowance for doubtful
    accounts of $5,149 and $4,681 as of June 30, 2000 and
    December 31, 1999, respectively)........................     229,376           208,356
  Notes receivable..........................................         618               698
  Inventories...............................................     155,244           163,858
  Prepaid expenses and other current assets.................      17,480            11,304
  Deferred income taxes.....................................       7,604             8,411
                                                              ----------        ----------
    TOTAL CURRENT ASSETS....................................     414,699           402,927
Timber and timberlands, at cost, less depletion.............     185,984           202,582
Property, plant and equipment, net..........................   1,452,456         1,460,024
Intangible assets, (net of accumulated amortization of
  $1,267 and $1,154 as of June 30, 2000 and December 31,
  1999, respectively).......................................       1,419             1,532
Other long-term assets......................................     100,201            86,143
                                                              ----------        ----------
    TOTAL ASSETS............................................  $2,154,759        $2,153,208
                                                              ==========        ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt.........................  $   42,111        $      829
  Accounts payable..........................................     110,041           127,365
  Accrued interest..........................................      13,685            13,633
  Accrued liabilities.......................................      66,562            85,643
                                                              ----------        ----------
    TOTAL CURRENT LIABILITIES...............................     232,399           227,470
Long-term liabilities:
  Long-term debt............................................   1,233,113         1,329,202
  Deferred income taxes.....................................      99,105            69,804
  Other liabilities.........................................       7,593             7,511
                                                              ----------        ----------
    TOTAL LONG-TERM LIABILITIES.............................   1,339,811         1,406,517
Mandatorily redeemable preferred stock (liquidation
  preference $100 per share, 3,000,000 shares authorized, 0
  shares and 1,058,094 shares issued and outstanding as of
  June 30, 2000 and December 31, 1999, respectively)........          --           102,522
Stockholders' equity:
  Junior preferred stock (liquidation preference $1.00 per
    share, 100 shares authorized, issued and outstanding)...          --                --
  Common stock (par value $.01 per share, 300,000,000 shares authorized, 105,850,000 shares and 94,600,000 shares
    issued and outstanding as of June 30, 2000 and December
    31, 1999, respectively).................................       1,058               946
Additional paid in capital..................................     510,401           384,549
Retained earnings...........................................      71,090            31,204
                                                              ----------        ----------
    TOTAL STOCKHOLDERS' EQUITY..............................     582,549           416,699
                                                              ----------        ----------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..............  $2,154,759        $2,153,208
                                                              ==========        ==========

                See notes to consolidated financial statements.

                        PACKAGING CORPORATION OF AMERICA

                       CONSOLIDATED STATEMENTS OF INCOME

                                  (UNAUDITED)

                                                                       GROUP (NOTE 1)
                                                                       --------------
                                                       THREE MONTHS    APRIL 1, 1999    APRIL 12, 1999
                                                           ENDED          THROUGH          THROUGH
                                                       JUNE 30, 2000   APRIL 11, 1999   JUNE 30, 1999
                                                       -------------   --------------   --------------
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net sales............................................   $  472,700        $  41,903       $  373,035
Cost of sales........................................     (345,357)         (35,366)        (297,055)
                                                        ----------        ---------       ----------
  Gross profit.......................................      127,343            6,537           75,980
Selling and administrative expenses..................      (28,231)          (1,825)         (25,136)
Other expense, net...................................         (800)            (830)            (266)
Corporate allocations / overhead.....................       (9,775)          (1,607)          (5,188)
                                                        ----------        ---------       ----------
  Income before interest and taxes...................       88,537            2,275           45,390
Interest expense, net................................      (32,151)              --          (34,079)
                                                        ----------        ---------       ----------
  Income before taxes................................       56,386            2,275           11,311
Provision for income taxes...........................      (23,109)            (899)          (4,545)
                                                        ----------        ---------       ----------
Net income...........................................       33,277            1,376            6,766
Preferred dividends and accretion of preferred stock
  issuance costs.....................................           --               --           (2,678)
                                                        ----------        ---------       ----------
Net income available to common shareholders..........   $   33,277        $   1,376       $    4,088
                                                        ==========        =========       ==========

Weighted average common shares outstanding:
  Basic..............................................      105,850           94,600           93,582
  Diluted............................................      108,193           94,600           95,397
Basic earnings per common share:
  Net income per common share........................   $     0.31        $    0.01       $     0.04
                                                        ==========        =========       ==========
Diluted earnings per common share:
  Net income per common share........................   $     0.31        $    0.01       $     0.04
                                                        ==========        =========       ==========

                See notes to consolidated financial statements.

                        PACKAGING CORPORATION OF AMERICA

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                     GROUP (NOTE 1)
                                                                     --------------
                                                      SIX MONTHS      JAN 1, 1999        APRIL 12, 1999
                                                         ENDED          THROUGH             THROUGH
                                                     JUNE 30, 2000   APRIL 11, 1999      JUNE 30, 1999
                                                     -------------   --------------      --------------
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)              (UNAUDITED)                         (UNAUDITED)
Net sales..........................................    $ 928,827      $   433,182           $ 373,035
Cost of sales......................................     (695,542)        (367,483)           (297,055)
                                                       ---------      -----------           ---------
  Gross profit.....................................      233,285           65,699              75,980
Impairment loss....................................           --         (230,112)                 --
Selling and administrative expenses................      (54,710)         (30,584)            (25,136)
Other income (expense), net........................        2,067           (2,207)               (266)
Corporate allocations / overhead...................      (19,364)         (14,890)             (5,188)
                                                       ---------      -----------           ---------
  Income (loss) before interest, taxes and
    extraordinary item.............................      161,278         (212,094)             45,390
Interest expense, net..............................      (62,393)            (221)            (34,079)
                                                       ---------      -----------           ---------
  Income (loss) before taxes and extraordinary
    item...........................................       98,885         (212,315)             11,311
Provision for income taxes.........................      (40,362)          83,716              (4,545)
                                                       ---------      -----------           ---------
  Income (loss) before extraordinary item..........       58,523         (128,599)              6,766
Extraordinary item, net of tax.....................           --           (6,327)                 --
                                                       ---------      -----------           ---------
Net income (loss)..................................       58,523         (134,926)              6,766
Preferred dividends and accretion of preferred
  stock issuance costs.............................      (18,637)              --              (2,678)
                                                       ---------      -----------           ---------
Net income (loss) available to common
  shareholders.....................................    $  39,886      $  (134,926)          $   4,088
                                                       =========      ===========           =========
Weighted average common shares outstanding:
  Basic............................................      103,716           94,600              93,582
  Diluted..........................................      106,037           94,600              95,397
Basic earnings per common share:
  Net income (loss) before extraordinary item......    $    0.38      $     (1.36)          $    0.04
  Extraordinary item...............................           --            (0.07)                 --
                                                       ---------      -----------           ---------
  Net income (loss) per common share...............    $    0.38      $     (1.43)          $    0.04
                                                       =========      ===========           =========
Diluted earnings per common share:
  Net income (loss) before extraordinary item......    $    0.38      $     (1.36)          $    0.04
  Extraordinary item...............................           --            (0.07)                 --
                                                       ---------      -----------           ---------
  Net income (loss) per common share...............    $    0.38      $     (1.43)          $    0.04
                                                       =========      ===========           =========

                See notes to consolidated financial statements.

                        PACKAGING CORPORATION OF AMERICA

                      CONSOLIDATED STATEMENTS OF CASH FLOW

                                                                             GROUP (NOTE 1)
                                                                             --------------
                                                              SIX MONTHS      JAN. 1, 1999    APRIL 12, 1999
                                                                 ENDED          THROUGH          THROUGH
                                                             JUNE 30, 2000   APRIL 11, 1999   JUNE 30, 1999
                                                             -------------   --------------   --------------
(IN THOUSANDS)                                                (UNAUDITED)                      (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)........................................    $  58,523      $  (134,926)      $   6,766
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
    Depreciation, depletion and amortization...............       70,886           30,905          33,652
    Amortization of financing costs........................        3,479               --           1,596
    Extraordinary loss--early debt extinguishment..........           --            6,327              --
    Amortization of deferred gain..........................           --             (493)             --
    Increase in deferred income taxes......................       30,108            9,782           4,320
    Undistributed earnings of affiliated companies.........         (244)            (106)            394
    (Gain) / loss on disposal of property, plant and
      equipment............................................         (419)         230,112              --
    Other, net.............................................           82               56              --
  Changes in components of working capital:
    (Increase) decrease in current assets--
      Accounts receivable..................................      (20,940)          (8,183)         (4,621)
      Inventories..........................................        8,614           (7,514)          5,418
      Prepaid expenses and other...........................       (6,576)           4,201            (289)
    Increase (decrease) in current liabilities--
      Accounts payable.....................................      (17,324)          26,996          45,800
      Accrued liabilities..................................      (15,756)          (3,508)         56,190
                                                               ---------      -----------       ---------
        NET CASH PROVIDED BY OPERATING ACTIVITIES..........      110,433          153,649         149,226
                                                               ---------      -----------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment...............      (57,025)      (1,128,255)        (23,419)
  Other long term assets...................................       (4,615)           2,284          (1,249)
  Proceeds from disposals of property, plant and
    equipment..............................................        1,508              825              --
  Payment to Pactiv for contribution of assets to PCA......           --               --        (246,500)
  Other, net...............................................          233            4,001          (1,385)
                                                               ---------      -----------       ---------
        NET CASH USED FOR INVESTING ACTIVITIES.............      (59,899)      (1,121,145)       (272,553)
                                                               ---------      -----------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from preferred stock............................           --               --          96,500
  Redemption of preferred stock............................     (124,432)              --              --
  Proceeds from long-term debt issued......................          436        1,760,000           9,000
  Payments on long-term debt...............................      (58,825)         (27,550)        (84,000)
  Proceeds from initial public offering....................      126,364               --              --
  Financing costs..........................................           --               --         (87,819)
  PCA Holdings equity investment...........................           --               --         236,500
  Decrease in interdivision account........................           --         (616,769)             --
  Working capital transactions with Tenneco and affiliated
    companies--
    Decrease in receivables from affiliated companies......           --            1,353              --
    Increase in factored receivables.......................           --         (150,099)             --
    Increase in accounts payable to affiliated companies...           --              561              --
                                                               ---------      -----------       ---------
        NET CASH PROVIDED BY (USED FOR) FINANCING
          ACTIVITIES.......................................      (56,457)         967,496         170,181
                                                               ---------      -----------       ---------
NET INCREASE (DECREASE) IN CASH............................       (5,923)               0          46,854
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD.............       10,300                1               1
                                                               ---------      -----------       ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD...................    $   4,377      $         1       $  46,855
                                                               =========      ===========       =========

                See notes to consolidated financial statements.

                        PACKAGING CORPORATION OF AMERICA

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

                                 JUNE 30, 2000

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

    PCA's consolidated financial statements as of June 30, 2000 and for the period from April 12, 1999 to June 30, 1999, are unaudited but include all adjustments (consisting only of normal recurring adjustments) that management considers necessary for a fair presentation of such financial statements. These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with Article 10 of SEC Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results during the period ended June 30, 2000 are not necessarily indicative of the results that may be expected for the period ending December 31, 2000.

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

                        PACKAGING CORPORATION OF AMERICA

                                  (UNAUDITED)

                                 JUNE 30, 2000

2.  SUMMARY OF ACCOUNTING POLICIES (CONTINUED)
    NEW ACCOUNTING PRONOUNCEMENTS

    In December, 1999, the Securities and Exchange Commission's staff issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." The SAB defines basic criteria that must be met before revenue can be recognized. This SAB is effective October 1, 2000. The Company believes that application of this SAB is not expected to have a material impact on PCA's financial position or results of operations.

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

3.  EARNINGS PER SHARE

    Earnings per share for the 1999 periods has been calculated using the historical earnings of the Group and PCA, and the number of shares resulting from the April 12, 1999 transaction (430,000 common shares), as adjusted to reflect the 220-for-one stock split which became effective on October 19, 1999.

                        PACKAGING CORPORATION OF AMERICA

                                  (UNAUDITED)

                                 JUNE 30, 2000

3.  EARNINGS PER SHARE (CONTINUED)
    The following tables set forth the computation of basic and diluted income per common share for the periods presented.

THREE MONTHS ENDED

                                                                       GROUP (NOTE 1)
                                                                       --------------
                                                       THREE MONTHS    APRIL 1, 1999    APRIL 12, 1999
                                                           ENDED          THROUGH          THROUGH
                                                       JUNE 30, 2000   APRIL 11, 1999   JUNE 30, 1999
                                                       -------------   --------------   --------------
(IN THOUSANDS, EXCEPT PER SHARE DATA)
Numerator:
  Net income available to common stockholders........    $ 33,277         $ 1,376           $ 4,088
Denominator:
  Basic common shares outstanding....................     105,850          94,600            93,582
Effect of dilutive securities:
  Stock options......................................       2,343              --               797
  Non-vested stock...................................          --              --             1,018
                                                         --------         -------           -------
Dilutive common shares outstanding...................     108,193          94,600            95,397
Basic income per common share........................    $   0.31         $  0.01           $  0.04
Diluted income per common share......................    $   0.31         $  0.01           $  0.04

SIX MONTHS ENDED

                                                                      GROUP (NOTE 1)
                                                                      --------------
                                                       SIX MONTHS      JAN 1, 1999     APRIL 12, 1999
                                                         ENDED           THROUGH          THROUGH
                                                     JUNE 30, 2000    APRIL 11, 1999   JUNE 30, 1999
                                                     --------------   --------------   --------------
(IN THOUSANDS, EXCEPT PER SHARE DATA)
Numerator:
  Net income available to common stockholders......     $39,886         $(134,926)         $4,088
Denominator:
  Basic common shares outstanding..................     103,716            94,600          93,582
Effect of dilutive securities:
  Stock options....................................       1,856                --             797
  Non-vested stock.................................         465                --           1,018
                                                        -------         ---------          ------
Dilutive common shares outstanding.................     106,037            94,600          95,397
Basic income per common share......................     $  0.38         $   (1.43)         $ 0.04
Diluted income per common share....................     $  0.38         $   (1.43)         $ 0.04

                        PACKAGING CORPORATION OF AMERICA

                                  (UNAUDITED)

                                 JUNE 30, 2000

4.  INVENTORIES

    The components of inventories are as follows:

                                                  JUNE 30, 2000   DECEMBER 31, 1999
                                                  -------------   -----------------
                                                                      (AUDITED)
(IN THOUSANDS)
Raw materials...................................    $ 72,923          $ 74,881
Work in progress................................       5,179             5,021
Finished goods..................................      58,132            56,049
Supplies and materials..........................      47,800            49,605
                                                    --------          --------
Inventories at FIFO cost........................     184,034           185,556
Excess of FIFO over LIFO cost...................     (28,790)          (21,698)
                                                    --------          --------
Inventory, net..................................    $155,244          $163,858
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

5.  LONG-TERM DEBT

                                                  JUNE 30, 2000   DECEMBER 31, 1999
                                                  -------------   -----------------
                                                                      (AUDITED)
(IN THOUSANDS)
Senior credit facility--
  Term Loan A, interest at prime (9.50% at
    June 30, 2000) +0.75%, due in varying
    quarterly installments through June 30,
    2006........................................   $  577,041        $  296,148
  Term Loan B, interest at prime (9.50% at
    June 30, 2000) + 1.00%, due in varying
    quarterly installments through June 30,
    2007........................................      147,959           241,426
  Term Loan C, interest at LIBOR (5.95% at
    December 31, 1999) + 3.50%, due in varying
    quarterly installments through April 12,
    2008........................................           --           241,426
Senior subordinated notes, interest at 9 5/8%
  payable semi-annually, due April 1, 2009......      550,000           550,000
Other...........................................          224             1,031
                                                   ----------        ----------
  Total.........................................    1,275,224         1,330,031
Less: Current portion...........................      (42,111)             (829)
                                                   ----------        ----------
  Total long-term debt..........................   $1,233,113        $1,329,202
                                                   ==========        ==========

                        PACKAGING CORPORATION OF AMERICA

                                  (UNAUDITED)

                                 JUNE 30, 2000

5.  LONG-TERM DEBT (CONTINUED)
    On June 29, 2000, the Company completed the refinancing of its $735.0 million senior secured term debt and $150.0 million senior secured revolving credit facility. The new debt structure was originally at the prime rate until July 5, 2000, when the base rate loans were converted into eurodollar loans. The new refinancing lowered the Company's margins over LIBOR on Term Loans A and B and eliminated Term Loan C, resulting in an average margin reduction of about 100 basis points. The Company incurred approximately
$3.4 million in bank syndication and arrangement fees, which were rolled into the current debt structure.

    As of June 30, 2000, annual payments for debt during the next five years and thereafter are: $42,111; $100,247; $106,539; $116,539; $123,288 and $786,500.

6.  STOCKHOLDERS' EQUITY

    On February 2, 2000, PCA completed an initial public offering of its common stock in which Pactiv Corporation sold 35,000,000 of its 41,160,240 shares of common stock in PCA, and PCA issued an additional 11,250,000 shares. The net proceeds to PCA were approximately $126.4 million at an initial public offering price of $12.00 per share, after deducting underwriting discounts and offering expenses.

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

7.  EXTRAORDINARY LOSS

    During the first quarter of 1999, the Group extinguished $16.6 million of debt related to mill assets. In connection with that extinguishment an extraordinary loss of $10.6 million was recorded ($6.3 million, net of the related tax effects).

8.  SUMMARIZED COMBINED FINANCIAL INFORMATION ABOUT GUARANTOR SUBSIDIARIES

    The following is summarized aggregated financial information for Dahlonega Packaging Corporation, Dixie Container Corporation, PCA Hydro, Inc.,
PCA Tomahawk Corporation and PCA Valdosta Corporation, each of which was a wholly-owned subsidiary of Pactiv and included in the Group's combined financial statements. In connection with the sale of the Group to PCA, each of these companies became subsidiaries of PCA and fully, unconditionally, jointly and severally guaranteed $550 million in senior subordinated notes issued by PCA in connection with the Transactions. Effective January 1, 2000, Dahlonega Packaging Corporation, PCA Tomahawk Corporation and PCA Valdosta Corporation were

                        PACKAGING CORPORATION OF AMERICA

                                  (UNAUDITED)

                                 JUNE 30, 2000

8. SUMMARIZED COMBINED FINANCIAL INFORMATION ABOUT GUARANTOR SUBSIDIARIES (CONTINUED) merged into PCA. Separate financial statements of the guarantor subsidiaries are not presented because, in the opinion of management, such financial statements are not material to investors.

                                                  JUNE 30, 2000    DECEMBER 31, 1999
                                                  --------------   ------------------
(IN THOUSANDS)                                                         (AUDITED)
Current assets..................................       $105              $12,703
Non-current assets..............................        397               14,115
                                                       ----              -------
  Total assets..................................        502               26,818

Current liabilities.............................         32                2,902
Non-current liabilities.........................        171                4,414
                                                       ----              -------
  Total liabilities.............................        203                7,316
                                                       ----              -------
Net assets......................................       $299              $19,502
                                                       ====              =======

                                                                  SIX MONTHS
                                                                ENDED JUNE 30,
                                                              -------------------
                                                                2000       1999
(IN THOUSANDS)                                                --------   --------
Net sales...................................................    $--      $11,641
Pre-tax profit..............................................     25        1,349
Net income..................................................     15          128

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

    From its formation in January 1999 through the closing of the Transactions on April 12, 1999, PCA did not have any significant operations. Accordingly, the historical financial results for the periods prior to April 12, 1999 described below are those of the Group. The historical financial results for the three months and six months ended June 30, 1999 include the pro forma results of the Group through April 11, 1999, assuming the Transactions had occurred on January 1, 1999.

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

GENERAL

    The market for containerboard is highly cyclical. Containerboard demand is dependent upon both domestic demand for corrugated packaging products and linerboard export activity. Domestic demand for corrugated packaging products is the more stable factor. Exports represent about 20% of total linerboard shipments.

    Pulp & Paper Week, an industry publication, in its July 24, 2000 publication, reported that average linerboard and semi-chemical medium prices for 42 lb. Liner-East and 26 lb. Medium-East, which are representative benchmark grades, remained at $475 and $460 per ton, respectively, for the fifth consecutive month. According to Pulp & Paper Week, average prices in July, 2000 for linerboard and corrugating medium were 12% and 15% higher, respectively, than July, 1999 prices.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO PRO FORMA THREE MONTHS ENDED
  JUNE 30, 1999

NET SALES

    Net sales increased by $57.8 million, or 13.9%, for the three months ended June 30, 2000 from the comparable pro forma period in 1999. The increase was primarily the result of increases in sales prices of containerboard and corrugated products and, to a lesser extent, increases in shipments of corrugated products and containerboard to external third parties.

    Corrugated products volume increased 0.7% for the three months ended June 30, 2000 from the comparable period in 1999. Containerboard volume to external domestic and export customers increased 5.9%.

    According to Pulp & Paper Week, average linerboard and semi-chemical medium prices for 42 lb. Liner-East and 26 lb. Medium-East, which are representative benchmark grades, were $475 and $460, respectively, per ton for the three months ended June 30, 2000. This compares to $388 and $338, respectively, per ton for the three months ended June 30, 1999.

INCOME BEFORE INTEREST EXPENSE AND TAXES

    Operating income increased by $40.1 million, or 82.6%, for the three months ended June 30, 2000 compared to the pro forma three months ended June 30, 1999. The increase in operating income was primarily attributable to the price increases described above.

    Gross margins increased $44.1 million, or 53.0%, for the three months ended June 30, 2000 from the comparable pro forma period in 1999. Gross margins increased to 26.9% of sales in the second quarter of 2000 from 20.1% of sales in the pro forma second quarter of 1999 due to the price increases described above.

    Selling and administrative expenses increased $1.4 million, or 5.2%, for the three months ended June 30, 2000 compared to the pro forma three months ended June 30, 1999. The increase was primarily the result of increased salary expense and other costs.

    Corporate overhead for the three months ended June 30, 2000 increased by $3.0 million, or 43.9%, from the comparable pro forma period in 1999. The pro forma second quarter 1999 expenses were lower as a result of some prior period transaction costs being reimbursed by Pactiv to PCA during the quarter.

INTEREST EXPENSE AND INCOME TAXES

    Interest expense decreased by $6.7 million, or 17.1%, for the three months ended June 30, 2000 from the pro forma three months ended June 30, 1999, primarily as a result of voluntary prepayments PCA made on its term loans under the senior credit facility.

    PCA's effective tax rate was 41.0% for the three months ended June 30, 2000 and 40.3% for the comparable pro forma period in 1999. The tax rate is higher than the federal statutory rate of 35.0% due to state income taxes.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO PRO FORMA SIX MONTHS ENDED JUNE 30,
  1999

NET SALES

    Net sales increased by $122.6 million, or 15.2%, for the six months ended June 30, 2000 from the comparable pro forma period in 1999. The increase was primarily the result of increases in sales prices of containerboard and corrugated products and, to a lesser extent, increases in shipments of corrugated products and containerboard to external third parties.

    Corrugated products volume increased 1.4% for the six months ended June 30, 2000 from the comparable period in 1999. Containerboard volume to external domestic and export customers increased 14.0%.

    According to Pulp & Paper Week, average linerboard and semi-chemical medium prices for 42 lb. Liner-East and 26 lb. Medium-East, which are representative benchmark grades, were $461 and $443, respectively, per ton for the six months ended June 30, 2000. This compares to $378 and $322, respectively, per ton for the six months ended June 30, 1999.

INCOME BEFORE INTEREST EXPENSE AND TAXES

    Operating income increased by $90.0 million, or 126.2%, for the six months ended June 30, 2000 compared to the pro forma six months ended June 30, 1999. The increase in operating income was primarily attributable to the price increases described above.

    Gross margins increased $86.6 million, or 59.1%, for the six months ended June 30, 2000 from the comparable pro forma period in 1999. Gross margins increased to 25.1% of sales in the first half of 2000 from 18.2% of sales in the pro forma first half of 1999 due primarily to the price increases described above.

    Selling and administrative expenses decreased $0.4 million, or 0.8%, for the six months ended June 30, 2000 compared to the pro forma six months ended
June 30, 1999. The decrease was primarily the result of the elimination of Year 2000 remediation expenses in the first half of 2000.

    Corporate overhead for the six months ended June 30, 2000 decreased by $0.7 million, or 3.6%, from the comparable pro forma period in 1999. The reduction reflects the difference between the overhead charged to the Group by Pactiv and Pactiv's parent at the time, Tenneco Inc., from January 1, 1999 through April 11, 1999 and reduced overhead expenses incurred by PCA as a stand-alone entity in the first six months of 2000, partially offset by lower expenses during the pro forma six months ended June 30, 1999 due to the reimbursement to PCA of some prior period transaction costs described above.

INTEREST EXPENSE AND INCOME TAXES

    Interest expense decreased by $15.8 million, or 20.2%, for the six months ended June 30, 2000 from the pro forma six months ended June 30, 1999, primarily as a result of voluntary prepayments the Company made on its term loans under the senior credit facility.

    PCA's effective tax rate was 40.8% for the six months ended June 30, 2000 and 36.2% for the comparable pro forma period in 1999. The tax rate is higher than the federal statutory rate of 35.0% due to state income taxes.

PREFERRED STOCK DIVIDENDS AND ACCRETION OF PREFERRED STOCK ISSUANCE COSTS

    Preferred stock dividends and accretion of preferred stock issuance costs increased $12.4 million for the six months ended June 30, 2000 compared to the pro forma six months ended June 30, 1999. The increase was attributable to PCA's redemption of its 12 3/8% senior exchangeable preferred stock on March 3, 2000 at a redemption price of 112.375% of its liquidation preference and the write-off of the remaining preferred stock issuance costs. The redemption fee amounted to $13.1 million and the write-off of the remaining preferred stock issuance costs was recorded as a $3.2 million non-cash charge. The total of these non-recurring charges reduced net income available to common shareholders by $16.3 million or $0.15 per diluted common share for the six months ended
June 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

    Cash flow provided by operating activities increased $21.5 million, or 24.2%, for the six months ended June 30, 2000 from the comparable pro forma period in 1999. The increase was primarily due to increases in net income, deferred income taxes and depreciation, depletion and amortization. The pro forma six months ended June 30, 1999 include adjustments to working capital, which reflect the retention of liabilities by Pactiv, in accordance with the terms of the sale of the business to PCA on April 12, 1999.

    Net cash used for investing activities increased $14.1 million, or 30.8%, for the six months ended June 30, 2000 compared to the pro forma six months ended June 30, 1999, primarily as a result of increased capital expenditures.

    Net cash used for financing activities decreased $18.5 million, or 24.7%, for the six months ended June 30, 2000 from the comparable pro forma period in 1999. The decrease was primarily attributable to the difference between voluntary prepayments made on PCA's term loans under its senior credit facility during the second quarter of each year.

    As of June 30, 2000, PCA had commitments for capital expenditures of $67.9 million. PCA believes operating cash flow from continuing operations will be sufficient to fund these commitments.

    PCA's primary sources of liquidity are cash flow from operations and borrowings under PCA's revolving credit facility. PCA expects to be able to fund its debt service and capital expenditures, the primary uses of its cash, from these sources.

    PCA incurred substantial indebtedness in connection with the Transactions. On April 12, 1999, PCA had approximately $1.8 billion of indebtedness outstanding as compared to indebtedness of $17.6 million as of December 31, 1998. As of June 30, 2000, PCA's level of indebtedness had been reduced to approximately $1.3 billion through voluntary prepayments of its senior bank debt. PCA's significant debt service obligations could have material consequences to PCA's securityholders.

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

    PCA completed an initial public offering of its common stock on February 2, 2000 in which Pactiv Corporation sold 35,000,000 of its 41,160,240 shares of common stock in PCA, and PCA issued an additional 11,250,000 shares. The net proceeds to PCA were approximately $126.4 million at an initial public offering price of $12.00 per share, after deducting the underwriting discounts and offering expenses. PCA used substantially all of the net proceeds to redeem all outstanding shares of its 12 3/8% senior exchangeable preferred stock, plus accrued and unpaid dividends through March 3, 2000, the date of redemption.

    PCA completed the refinancing of its $735.0 million senior secured term debt and $150.0 million senior secured revolving credit facility on June 29, 2000. The new term debt was originally borrowed at interest rates based on the prime rate. On July 5, 2000, the base rate loans were converted to eurodollar loans. Completion of the refinancing eliminated Term Loan C.

    The following table provides the interest rate as of July 5, 2000 for each of the term loans and the revolving credit facility.

BORROWING ARRANGEMENT                                         INTEREST RATE
---------------------                                         -------------
Term Loan A.................................................      8.50%
Term Loan B.................................................      8.76%
Revolver:
  Revolver-Eurodollar.......................................       N/A
  Revolver-Base Rate........................................       N/A

    The borrowings under the revolving credit facility are available to fund PCA's working capital requirements, capital expenditures and other general corporate purposes. The Term Loan A must be repaid in quarterly installments from March 2001 through June 2006. The Term Loan B must be repaid in quarterly installments from June 2002 through June 2007. The revolving credit facility will terminate in 2006.

    Since April 12, 1999, PCA has made voluntary prepayments using proceeds from sales of its timberland or excess cash to permanently reduce its borrowings under the term loans in the following periods in the following amounts:

    - Second Quarter, 1999--$75.0 million;

    - Third Quarter, 1999--$25.0 million;

    - Fourth Quarter, 1999--$331.0 million;

    - First Quarter, 2000--$13.0 million; and

    - Second Quarter, 2000--$41.0 million.

    As a result of these voluntary prepayments, no quarterly installments are due on the term loans until March 2001. As of June 30, 2000, PCA had $150.0 million in availability and no borrowings outstanding under the revolving credit facility.

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

    - pay dividends or make certain other restricted payments,

    - consummate certain asset sales,

    - incur liens,

    - enter into certain transactions with affiliates,

    - merge or consolidate with any other person or sell or otherwise dispose of all or substantially all of the assets of PCA, or

    - use proceeds from timberlands disposition for corporate uses other than to reduce debt.

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

    Currently, PCA maintains two interest rate collar agreements. These LIBOR interest rate collar agreements protect against rising interest rates while simultaneously guaranteeing minimum interest rates. The notional amount of these collars was $358.8 million as of June 30, 2000, resulting in the interest rates on approximately 49.5% of PCA's term loan obligations being capped. The weighted average floor of the interest rate collar agreements is 4.96% and the weighted average ceiling is 6.75%. On January 18, 2000, PCA terminated $110.0 million of interest rate collar agreements and received $1.9 million. The senior credit facility also provides PCA with the right to lock-in LIBOR interest rates for any amount and for terms of one, two, three or six month periods. With approval of the lenders, PCA can lock-in LIBOR interest rates for either a two-week or twelve-month period.

    PCA's earnings are affected by changes in short-term interest rates as a result of borrowings under the term loans. If LIBOR interest rates for these borrowings increase one percent, PCA's interest expense would increase, and income before income taxes would decrease by approximately $3.7 million annually because the LIBOR rate exceeds the ceiling rate. Therefore, only 50.5% of the debt is subject to additional interest rate expense. As of July 5, 2000, the interest rate on the term loans was based on a weighted average LIBOR rate of 6.76%. The effect of the interest rate change to the fair market value of the outstanding debt is insignificant. This analysis does not consider any other impacts on fair value that could exist in such an interest rate environment. In the event of a change in interest rates, management could take actions to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in PCA's financial structure.

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

                                    PART II
                               OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

    In May 1999, PCA was served with a complaint filed in the United States District Court for the Eastern District of Pennsylvania (WINOFF
INDUSTRIES, INC., ET AL. V. STONE CONTAINER CORPORATION, ET AL.) alleging civil violations of Section 1 of the Sherman Act in connection with the pricing and production of linerboard from October 1, 1993 through November 30, 1995. The case was consolidated with other similar cases by the Judicial Panel on Multidistrict Litigation, all of which are now referred to as MDL 1261, IN RE LINERBOARD ANTITRUST LITIGATION. Plaintiffs purport to represent a nationwide class of purchasers of corrugated containers, and the complaint names ten major linerboard manufacturers as defendants. The action seeks treble damages for allegedly unlawful corrugated container price increases, plus attorneys' fees. PCA believes the allegations have no merit, is vigorously defending itself, and believes the outcome of this litigation should not have a material adverse effect on its financial condition or results of operations.

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

ITEM 5.  OTHER INFORMATION.

    None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

    (a)  The following exhibits are included in this Quarterly Report on Form
10-Q:

        10.1 Amended and Restated Credit Agreement dated as of April 12, 1999 and Amended and Restated as of June 29, 2000, among PCA, Various Lenders, J.P. Morgan Securities Inc. and Deutsche Bank Securities Inc., as Co-Lead Arrangers and Joint Book Runners, Deutsche Bank Securities Inc., as Syndication Agent, Goldman Sachs Credit Partners L.P., as Documentation Agent, and Morgan Guaranty Trust Company of New York, as Administrative Agent.

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

                                                     PACKAGING CORPORATION OF AMERICA
                                                         (Registrant)

                                                     By:               /s/ RICHARD B. WEST
                                                          ---------------------------------------------
                                                                         Richard B. West
                                                           CHIEF FINANCIAL OFFICER, VICE PRESIDENT AND
                                                           SECRETARY (PRINCIPAL FINANCIAL OFFICER AND
                                                                       AUTHORIZED OFFICER)

Date: August 11, 2000