Form 10-Q
period 2000-09-30
PACKAGING CORP OF AMERICA
filed 2000-11-13
CIK 75677

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000
                                       OR

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

    As of September 30, 2000, the Registrant had outstanding 106,052,100 shares of common stock, par value $0.01 per share.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I
                             FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                        PACKAGING CORPORATION OF AMERICA
                          CONSOLIDATED BALANCE SHEETS

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2000            1999
                                                              -------------   ------------
(IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)              (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents.................................   $   36,673      $   10,300
  Accounts receivable (net of allowance for doubtful
    accounts of $6,087 and $4,681 as of September 30, 2000
    and December 31, 1999, respectively)....................      227,227         208,356
  Notes receivable..........................................          550             698
  Inventories...............................................      159,555         163,858
  Prepaid expenses and other current assets.................       12,086          11,304
  Deferred income taxes.....................................           --           8,411
                                                               ----------      ----------
    TOTAL CURRENT ASSETS....................................      436,091         402,927
Timber and timberlands, at cost, less depletion.............      184,481         202,582
Property, plant and equipment, net..........................    1,445,785       1,460,024
Intangible assets (net of accumulated amortization of $1,324 and $1,154 as of September 30, 2000 and December 31, 1999,
  respectively).............................................        1,362           1,532
Other long-term assets......................................       96,957          86,143
                                                               ----------      ----------
    TOTAL ASSETS............................................   $2,164,676      $2,153,208
                                                               ==========      ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt.........................   $   12,362      $      829
  Accounts payable..........................................      109,576         127,365
  Accrued interest..........................................       28,105          13,633
  Accrued liabilities.......................................       85,397          85,643
  Deferred income taxes.....................................       12,865              --
                                                               ----------      ----------
    TOTAL CURRENT LIABILITIES...............................      248,305         227,470
Long-term liabilities:
  Long-term debt............................................    1,194,042       1,329,202
  Deferred income taxes.....................................       91,584          69,804
  Other liabilities.........................................        7,590           7,511
                                                               ----------      ----------
    TOTAL LONG-TERM LIABILITIES.............................    1,293,216       1,406,517
Mandatorily redeemable preferred stock (liquidation
  preference $100 per share, 3,000,000 shares authorized, 0
  shares and 1,058,094 shares issued and outstanding as of
  September 30, 2000 and December 31, 1999, respectively)...           --         102,522
Stockholders' equity:
  Junior preferred stock (liquidation preference $1.00 per
    share, 100 shares authorized, issued and outstanding)...           --              --
  Common stock (par value $.01 per share, 300,000,000 shares authorized, 106,079,570 shares and 94,600,000 shares
    issued as of September 30, 2000 and December 31, 1999,
    respectively)...........................................        1,061             946
Additional paid in capital..................................      511,309         384,549
Retained earnings...........................................      111,099          31,204
Common stock held in treasury, at cost (27,470 shares at
  September 30, 2000).......................................         (314)             --
                                                               ----------      ----------
    TOTAL STOCKHOLDERS' EQUITY..............................      623,155         416,699
                                                               ----------      ----------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..............   $2,164,676      $2,153,208
                                                               ==========      ==========

                See notes to consolidated financial statements.

                        PACKAGING CORPORATION OF AMERICA

                       CONSOLIDATED STATEMENTS OF INCOME

                                  (UNAUDITED)

                                                                 THREE MONTHS         THREE MONTHS
                                                                    ENDED                ENDED
                                                              SEPTEMBER 30, 2000   SEPTEMBER 30, 1999
                                                              ------------------   ------------------
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net sales...................................................       $ 468,177            $ 443,503
Cost of sales...............................................        (330,932)            (343,532)
                                                                   ---------            ---------
  Gross profit..............................................         137,245               99,971
Selling and administrative expenses.........................         (28,992)             (28,147)
Other income (expense), net.................................          (2,165)                 322
Corporate overhead..........................................          (9,520)              (8,321)
                                                                   ---------            ---------
  Income before interest and taxes..........................          96,568               63,825
Interest expense, net.......................................         (29,885)             (39,547)
                                                                   ---------            ---------
  Income before taxes.......................................          66,683               24,278
Provision for taxes.........................................         (26,674)             (10,110)
                                                                   ---------            ---------
Net income..................................................          40,009               14,168
Preferred dividends and accretion of preferred stock
  issuance costs............................................              --               (3,131)
                                                                   ---------            ---------
Net income available to common shareholders.................       $  40,009            $  11,037
                                                                   =========            =========
Weighted average common shares outstanding:
  Basic.....................................................         105,964               91,467
  Diluted...................................................         108,295               97,051
Basic earnings per common share:
  Net income per common share...............................       $    0.38            $    0.12
                                                                   =========            =========
Diluted earnings per common share:
  Net income per common share...............................       $    0.37            $    0.11
                                                                   =========            =========

                See notes to consolidated financial statements.

                        PACKAGING CORPORATION OF AMERICA

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                     GROUP (NOTE 1)
                                                                     --------------
                                                   NINE MONTHS        JAN 1, 1999       APRIL 12, 1999
                                                      ENDED             THROUGH            THROUGH
                                                SEPTEMBER 30, 2000   APRIL 11, 1999   SEPTEMBER 30, 1999
                                                ------------------   --------------   ------------------
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)           (UNAUDITED)                           (UNAUDITED)
Net sales.....................................      $ 1,397,003        $ 433,182           $ 816,538
Cost of sales.................................       (1,026,474)        (367,483)           (640,587)
                                                    -----------        ---------           ---------
  Gross profit................................          370,529           65,699             175,951
Impairment loss...............................               --         (230,112)                 --
Selling and administrative expenses...........          (83,702)         (30,584)            (53,283)
Other income (expense), net...................              (98)          (2,207)                 56
Corporate allocations / overhead..............          (28,884)         (14,890)            (13,509)
                                                    -----------        ---------           ---------
  Income (loss) before interest, taxes and
    extraordinary item........................          257,845         (212,094)            109,215
Interest expense, net.........................          (92,278)            (221)            (73,626)
                                                    -----------        ---------           ---------
  Income (loss) before taxes and extraordinary
    item......................................          165,567         (212,315)             35,589
Provision for income taxes....................          (67,035)          83,716             (14,655)
                                                    -----------        ---------           ---------
  Income (loss) before extraordinary item.....           98,532         (128,599)             20,934
Extraordinary item, net of tax................               --           (6,327)                 --
                                                    -----------        ---------           ---------
Net income (loss).............................           98,532         (134,926)             20,934
Preferred dividends and accretion of preferred
  stock issuance costs........................          (18,637)              --              (5,809)
                                                    -----------        ---------           ---------
Net income (loss) available to common
  shareholders................................      $    79,895        $(134,926)          $  15,125
                                                    ===========        =========           =========
Weighted average common shares outstanding:
  Basic.......................................          104,471           94,600              92,451
  Diluted.....................................          106,799           94,600              96,282
Basic earnings per common share:
  Net income (loss) before extraordinary
    item......................................      $      0.76        $   (1.36)          $    0.16
  Extraordinary item..........................               --            (0.07)                 --
                                                    -----------        ---------           ---------
  Net income (loss) per common share..........      $      0.76        $   (1.43)          $    0.16
                                                    ===========        =========           =========
Diluted earnings per common share:
  Net income (loss) before extraordinary
    item......................................      $      0.75        $   (1.36)          $    0.16
  Extraordinary item..........................               --            (0.07)                 --
                                                    -----------        ---------           ---------
  Net income (loss) per common share..........      $      0.75        $   (1.43)          $    0.16
                                                    ===========        =========           =========

                See notes to consolidated financial statements.

                        PACKAGING CORPORATION OF AMERICA

                      CONSOLIDATED STATEMENTS OF CASH FLOW

                                                                              GROUP (NOTE 1)
                                                                             -----------------
                                                           NINE MONTHS         JAN. 1, 1999        APRIL 12, 1999
                                                              ENDED               THROUGH             THROUGH
                                                        SEPTEMBER 30, 2000    APRIL 11, 1999     SEPTEMBER 30, 1999
                                                        ------------------   -----------------   ------------------
(IN THOUSANDS)                                             (UNAUDITED)                              (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)...................................       $ 98,532        $       (134,926)        $ 20,934
  Adjustments to reconcile net income (loss) to net
    cash provided by operating activities:
    Depreciation, depletion and amortization..........        106,087                  30,905           72,006
    Amortization of financing costs...................          5,456                      --            3,946
    Extraordinary loss--early debt extinguishment.....             --                   6,327               --
    Amortization of deferred gain.....................             --                    (493)              --
    Increase in deferred income taxes.................         43,056                   9,782           11,309
    Undistributed earnings of affiliated companies....           (346)                   (106)             729
    (Gain) loss on disposal of property, plant and
      equipment.......................................          1,578                 230,112           (1,016)
    Other, net........................................             80                      56              274
  Changes in components of working capital:
    (Increase) decrease in current assets--
      Accounts receivable.............................        (18,723)                 (8,183)         (33,172)
      Inventories.....................................          4,303                  (7,514)           2,805
      Prepaid expenses and other......................         (1,183)                  4,201              683
    Increase (decrease) in current liabilities--
      Accounts payable................................        (17,789)                 26,996           27,912
      Accrued liabilities.............................         17,500                  (3,508)          62,758
                                                             --------        -----------------        --------
        NET CASH PROVIDED BY OPERATING ACTIVITIES.....        238,551                 153,649          169,168
                                                             --------        -----------------        --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment..........        (85,148)             (1,128,255)         (49,216)
  Other long term assets..............................         (3,112)                  2,284           (6,936)
  Proceeds from disposals of property, plant and
    equipment.........................................          2,091                     825            1,314
  Payment to Pactiv for contribution of assets to
    PCA...............................................             --                      --         (246,500)
  Investments in joint ventures.......................           (500)                     --               --
  Other, net..........................................           (819)                  4,001             (391)
                                                             --------        -----------------        --------
        NET CASH USED FOR INVESTING ACTIVITIES........        (87,488)             (1,121,145)        (301,729)
                                                             --------        -----------------        --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from preferred stock.......................             --                      --           96,500
  Redemption of preferred stock.......................       (124,432)                     --               --
  Proceeds from long-term debt issued.................            605               1,760,000            9,000
  Payments on long-term debt..........................       (127,825)                (27,550)        (109,061)
  Proceeds from initial public offering...............        126,364                      --               --
  Financing costs.....................................             --                      --          (89,179)
  Proceeds from final settlement of purchase price....             --                      --           20,000
  PCA Holdings equity investment......................             --                      --          236,500
  Purchase of treasury stock..........................           (314)                     --               --
  Issuance of common stock upon exercise of stock
    options...........................................            912                      --               --
  Decrease in interdivision account...................             --                (616,769)              --
  Working capital transactions with Tenneco and
    affiliated companies--
    Decrease in receivables from affiliated
      companies.......................................             --                   1,353               --
    Decrease in factored receivables..................             --                (150,099)              --
    Increase in accounts payable to affiliated
      companies.......................................             --                     561               --
                                                             --------        -----------------        --------
        NET CASH PROVIDED BY (USED FOR) FINANCING
          ACTIVITIES..................................       (124,690)                967,496          163,760
                                                             --------        -----------------        --------
NET INCREASE IN CASH..................................         26,373                       0           31,199
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD........         10,300                       1                1
                                                             --------        -----------------        --------
CASH AND CASH EQUIVALENTS, END OF PERIOD..............       $ 36,673        $              1         $ 31,200
                                                             ========        =================        ========

                See notes to consolidated financial statements.

                        PACKAGING CORPORATION OF AMERICA

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

                               SEPTEMBER 30, 2000

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

    PCA's consolidated financial statements as of September 30, 2000 and for the period from April 12, 1999 to September 30, 1999, are unaudited but include all adjustments (consisting only of normal recurring adjustments) that management considers necessary for a fair presentation of such financial statements. These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with Article 10 of SEC Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results during the period ended September 30, 2000 are not necessarily indicative of the results that may be expected for the period ending December 31, 2000.

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

                        PACKAGING CORPORATION OF AMERICA

                                  (UNAUDITED)

                               SEPTEMBER 30, 2000

2. SUMMARY OF ACCOUNTING POLICIES (CONTINUED)
    NEW ACCOUNTING PRONOUNCEMENTS

    In July, 2000, the Financial Accounting Standards Board ("FASB") Emerging Issues Task Force ("EITF") reached a final consensus on Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs". The Task Force concluded that all shipping and handling billings to a customer in a sales transaction should be classified as revenue, whereas all shipping and handling costs should be classified as cost of sales. The consensus should be applied in the fourth quarter of fiscal years beginning after December 15, 1999. The Company intends to adopt this guidance in the fourth quarter of 2000. Amounts will be reclassified in all prior periods presented in accordance with Issue No. 00-10.

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

    In June, 1998, Financial Accounting Standards No. 133 ("FAS 133"), "Accounting for Derivative Instruments and Hedging Activities" was issued and is effective for the Company January 1, 2001. FAS 133, as amended by Financial Accounting Standards No. 138, requires the Company to recognize all derivatives as either assets or liabilities and to measure those instruments at fair value. It further provides criteria for derivative instruments to be designated as fair value, cash flow or foreign currency hedges and establishes respective accounting standards for reporting changes in the fair value of the derivative instruments. Upon adoption, the Company will be required to adjust hedging instruments to fair value in the balance sheet and recognize the offsetting gains or losses as adjustments to be reported in net income or other comprehensive income, as appropriate. The Company does not expect the adoption of FAS 133 to have a material impact on its consolidated financial position or results of operations.

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

                               SEPTEMBER 30, 2000

3. EARNINGS PER SHARE (CONTINUED)
    The following tables set forth the computation of basic and diluted income per common share for the periods presented.

THREE MONTHS ENDED

                                                               THREE MONTHS     THREE MONTHS
                                                                  ENDED            ENDED
                                                              SEPT. 30, 2000   SEPT. 30, 1999
(IN THOUSANDS, EXCEPT PER SHARE DATA)                         --------------   --------------
Numerator:
  Net income available to common stockholders...............       $40,009          $11,037
Denominator:
  Basic common shares outstanding...........................       105,964           91,467
Effect of dilutive securities:
  Stock options.............................................         2,331            2,451
  Non-vested stock..........................................            --            3,133
                                                                   -------          -------
Dilutive common shares outstanding..........................       108,295           97,051
Basic income per common share...............................       $  0.38          $  0.12
Diluted income per common share.............................       $  0.37          $  0.11

NINE MONTHS ENDED

                                                                         GROUP (NOTE 1)
                                                                         --------------
                                                         NINE MONTHS      JAN 1, 1999     APRIL 12, 1999
                                                            ENDED           THROUGH          THROUGH
                                                        SEPT. 30, 2000   APRIL 11, 1999   SEPT. 30, 1999
                                                        --------------   --------------   --------------
(IN THOUSANDS, EXCEPT PER SHARE DATA)
Numerator:
  Net income (loss) available to common
    stockholders......................................     $79,895         $(134,926)         $15,125
Denominator:
  Basic common shares outstanding.....................     104,471            94,600           92,451
Effect of dilutive securities:
  Stock options.......................................       2,019                --            1,682
  Non-vested stock....................................         309                --            2,149
                                                           -------         ---------          -------
Dilutive common shares outstanding....................     106,799            94,600           96,282
Basic income (loss) per common share..................     $  0.76         $   (1.43)         $  0.16
Diluted income (loss) per common share................     $  0.75         $   (1.43)         $  0.16

                        PACKAGING CORPORATION OF AMERICA

                                  (UNAUDITED)

                               SEPTEMBER 30, 2000

4. INVENTORIES

    The components of inventories are as follows:

                                              SEPTEMBER 30, 2000   DECEMBER 31, 1999
                                              ------------------   -----------------
(IN THOUSANDS)                                                         (AUDITED)
Raw materials...............................       $ 70,225            $ 74,881
Work in progress............................          5,982               5,021
Finished goods..............................         52,857              56,049
Supplies and materials......................         50,230              49,605
                                                   --------            --------
Inventories at FIFO cost....................        179,294             185,556
Excess of FIFO over LIFO cost...............        (19,739)            (21,698)
                                                   --------            --------
Inventory, net..............................       $159,555            $163,858
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

5. LONG-TERM DEBT

                                              SEPTEMBER 30, 2000   DECEMBER 31, 1999
                                              ------------------   -----------------
(IN THOUSANDS)                                                         (AUDITED)
Senior credit facility--
  Term Loan A, weighted average interest at
    LIBOR (6.66% at Sept. 30, 2000) +1.75%,
    due in varying quarterly installments
    through June 30, 2006...................      $  522,122          $  296,148
  Term Loan B, weighted average interest at
    LIBOR (6.66% at Sept. 30, 2000) + 2.00%,
    due in varying quarterly installments
    through June 30, 2007...................         133,878             241,426
  Term Loan C, weighted average interest at
    LIBOR (5.95% at December 31, 1999) +
    3.50%, due in varying quarterly
    installments through April 12, 2008.....              --             241,426
Senior subordinated notes, interest at
  9 5/8% payable semi-annually, due April 1,
  2009......................................         550,000             550,000
Other.......................................             404               1,031
                                                  ----------          ----------
  Total.....................................       1,206,404           1,330,031
Less: Current portion.......................         (12,362)               (829)
                                                  ----------          ----------
  Total long-term debt......................      $1,194,042          $1,329,202
                                                  ==========          ==========

                        PACKAGING CORPORATION OF AMERICA

                                  (UNAUDITED)

                               SEPTEMBER 30, 2000

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

    As of September 30, 2000, annual payments for debt during the next five years and all years thereafter are: $12.4 million; $100.4 million;
$108.9 million; $118.9 million; $124.0 million and $741.8 million.

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

                               SEPTEMBER 30, 2000

8. SUMMARIZED COMBINED FINANCIAL INFORMATION ABOUT GUARANTOR SUBSIDIARIES (CONTINUED) merged into PCA. Separate financial statements of the guarantor subsidiaries are not presented because, in the opinion of management, such financial statements are not material to investors.

                                              SEPTEMBER 30, 2000   DECEMBER 31, 1999
                                              ------------------   -----------------
(IN THOUSANDS)                                                         (AUDITED)
Current assets..............................         $126               $12,703
Non-current assets..........................          389                14,115
                                                     ----               -------
  Total assets..............................          515                26,818
Current liabilities.........................           48                 2,902
Non-current liabilities.....................          159                 4,414
                                                     ----               -------
  Total liabilities.........................          207                 7,316
                                                     ----               -------
Net assets..................................         $308               $19,502
                                                     ====               =======

                                                                  NINE MONTHS
                                                                ENDED SEPT. 30,
                                                              -------------------
                                                                2000       1999
(IN THOUSANDS)                                                --------   --------
Net sales...................................................    $--      $33,322
Pre-tax profit..............................................     38        2,540
Net income..................................................     24         (706)

9. SUBSEQUENT EVENT

    On September 26, 2000, PCA entered into an agreement with Southern Timber Ventures, LLC to sell approximately 385,000 acres of timberland. PCA expects to receive from the sale approximately $250.0 million in cash and a 33 1/3% equity ownership interest in Southern Timber Ventures, LLC. PCA expects to close the sale by the end of November, 2000 and to use the net proceeds to make voluntary prepayments on the term loans under its senior credit facility.

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

    From its formation in January 1999 through the closing of the Transactions on April 12, 1999, PCA did not have any significant operations. Accordingly, the historical financial results for the periods prior to April 12, 1999 described below are those of the Group. The historical financial results for the three months and nine months ended September 30, 1999 include the pro forma results of the Group through April 11, 1999, assuming the Transactions had occurred on January 1, 1999.

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

GENERAL

    The market for containerboard has historically been cyclical. Containerboard demand is dependent upon both domestic demand for corrugated packaging products and linerboard export activity. Domestic demand for corrugated packaging products is the more stable factor. Exports represent about 20% of total linerboard shipments.

    Pulp & Paper Week, an industry publication, in its October 23, 2000 publication, reported that average linerboard and semi-chemical medium prices for 42 lb. Liner-East and 26 lb. Medium-East, which are representative benchmark grades, remained at $475 and $445 per ton, respectively, from the previous month. The reported price for 42 lb. Liner-East has remained unchanged for eight consecutive months while the reported price for 26 lb Medium-East decreased $15 per ton during the third quarter. According to Pulp & Paper Week, average prices in October, 2000 for linerboard and corrugating medium were 12% and 11% higher, respectively, than October, 1999 prices.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED
  SEPTEMBER 30, 1999

NET SALES

    Net sales increased by $24.7 million, or 5.6%, for the three months ended September 30, 2000 from the comparable period in 1999. The increase was the result of increases in sales prices of containerboard and corrugated products.

    Total corrugated products volume decreased 2.7% for the three months ended September 30, 2000 from the comparable period in 1999. The decrease was due to the fact that the third quarter of 2000 had two fewer workdays, those days not falling on a holiday or weekend, than the third quarter of 1999. On a comparable shipments-per-workday basis, corrugated products volume was up 0.4% from the third quarter of 1999.

    According to Pulp & Paper Week, average linerboard and semi-chemical medium prices for 42 lb. Liner-East and 26 lb. Medium-East, which are representative benchmark grades, were $475 and $452, respectively, per ton for the three months ended September 30, 2000. This compares to $425 and $400, respectively, per ton for the three months ended September 30, 1999.

INCOME BEFORE INTEREST EXPENSE AND TAXES

    Operating income increased by $32.7 million, or 51.3%, for the three months ended September 30, 2000 compared to the three months ended September 30, 1999. The increase in operating income was primarily attributable to the price increases described above.

    Gross margins increased $37.3 million, or 37.3%, for the three months ended September 30, 2000 from the comparable period in 1999. Gross margins increased to 29.3% of sales in the third quarter of 2000 from 22.5% of sales in the third quarter of 1999 due to the price increases described above.

    Selling and administrative expenses increased $0.8 million, or 3.0%, for the three months ended September 30, 2000 compared to the three months ended September 30, 1999. The increase was primarily the result of increased salary and selling expenses.

    Corporate overhead for the three months ended September 30, 2000 increased by $1.2 million, or 14.4%, from the comparable period in 1999. The third quarter 1999 expenses were lower as a result of some information systems costs being reimbursed to PCA by Pactiv in accordance with the terms of the Transactions.

INTEREST EXPENSE AND INCOME TAXES

    Interest expense decreased by $9.7 million, or 24.4%, for the three months ended September 30, 2000 from the three months ended September 30, 1999, primarily as a result of voluntary prepayments PCA made on its term loans under the senior credit facility.

    PCA's effective tax rate was 40.0% for the three months ended September 30, 2000 and 41.6% for the comparable period in 1999. The tax rate is higher than the federal statutory rate of 35.0% due to state income taxes.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO PRO FORMA NINE MONTHS ENDED
  SEPTEMBER 30, 1999

NET SALES

    Net sales increased by $147.3 million, or 11.8%, for the nine months ended September 30, 2000 from the comparable pro forma period in 1999. The increase was primarily the result of increases in sales prices of containerboard and corrugated products.

    Total corrugated products volume was essentially flat for the nine months ended September 30, 2000 from the comparable period in 1999. On a comparable shipments-per-workday basis, corrugated products volume was up 0.5% from the first nine months of 1999.

    According to Pulp & Paper Week, average linerboard and semi-chemical medium prices for 42 lb. Liner-East and 26 lb. Medium-East, which are representative benchmark grades, were $466 and $446, respectively, per ton for the nine months ended September 30, 2000. This compares to $394 and $348, respectively, per ton for the nine months ended September 30, 1999.

INCOME BEFORE INTEREST EXPENSE AND TAXES

    Operating income increased by $122.7 million, or 90.8%, for the nine months ended September 30, 2000 compared to the pro forma nine months ended
September 30, 1999. The increase in operating income was primarily attributable to the price increases described above.

    Gross margins increased $123.9 million, or 50.3%, for the nine months ended September 30, 2000 from the comparable pro forma period in 1999. Gross margins increased to 26.5% of sales in the first nine months of 2000 from 19.7% of sales in the pro forma first nine months of 1999 due primarily to the price increases described above.

    Selling and administrative expenses increased $0.4 million, or 0.5%, for the nine months ended September 30, 2000 compared to the pro forma nine months ended September 30, 1999. The increase was primarily the result of increased salary and selling expenses.

    Corporate overhead for the nine months ended September 30, 2000 increased by $0.5 million, or 1.7%, from the comparable pro forma period in 1999. The increase reflects the lower expenses during the pro forma nine months ended September 30, 1999 due to the reimbursement of some information systems costs to PCA by Pactiv described above, partially offset by the difference between the overhead charged to the Group by Pactiv and Pactiv's parent at the time, Tenneco Inc., from January 1, 1999 through April 11, 1999 and reduced overhead expenses incurred by PCA as a stand-alone entity in the first nine months of 2000.

INTEREST EXPENSE AND INCOME TAXES

    Interest expense decreased by $25.5 million, or 21.6%, for the nine months ended September 30, 2000 from the pro forma nine months ended September 30, 1999, primarily as a result of voluntary prepayments PCA made on its term loans under the senior credit facility.

    PCA's effective tax rate was 40.5% for the nine months ended September 30, 2000 and 43.8% for the comparable pro forma period in 1999. The tax rate is higher than the federal statutory rate of 35.0% due to state income taxes.

PREFERRED STOCK DIVIDENDS AND ACCRETION OF PREFERRED STOCK ISSUANCE COSTS

    Preferred stock dividends and accretion of preferred stock issuance costs increased $9.3 million for the nine months ended September 30, 2000 compared to the pro forma nine months ended September 30, 1999. The increase was attributable to PCA's redemption of its 12 3/8% senior exchangeable preferred stock on March 3, 2000 at a redemption price of 112.375% of its liquidation preference and the write-off of the remaining preferred stock issuance costs. The redemption fee amounted to $13.1 million and the write-off of the remaining preferred stock issuance costs was recorded as a $3.2 million non-cash charge. The total of these non-recurring charges reduced net income available to common shareholders by $16.3 million or $0.15 per diluted common share for the nine months ended September 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

    Cash flow provided by operating activities increased $129.7 million, or 119.1%, for the nine months ended September 30, 2000 from the comparable pro forma period in 1999. The increase was primarily due to increases in net income and deferred income taxes. The pro forma nine months ended September 30, 1999 include adjustments to working capital, which reflect the retention of liabilities by Pactiv, in accordance with the terms of the sale of the business to PCA on April 12, 1999.

    Net cash used for investing activities increased $12.5 million, or 16.7%, for the nine months ended September 30, 2000 compared to the pro forma nine months ended September 30, 1999, primarily as a result of increased capital expenditures.

    Net cash used for financing activities increased $25.3 million, or 25.5%, for the nine months ended September 30, 2000 from the comparable pro forma period in 1999. The increase was primarily attributable to voluntary prepayments made on PCA's term loans under its senior credit facility.

    As of September 30, 2000, PCA had commitments for capital expenditures of $47.9 million. PCA believes operating cash flow from continuing operations will be sufficient to fund these commitments.

    PCA's primary sources of liquidity are cash flow from operations and borrowings under PCA's revolving credit facility. PCA expects to be able to fund its debt service and capital expenditures, the primary uses of its cash, from these sources.

    PCA incurred substantial indebtedness in connection with the Transactions. On April 12, 1999, PCA had approximately $1.8 billion of indebtedness outstanding as compared to indebtedness of $17.6 million as of December 31, 1998. As of September 30, 2000, PCA's level of indebtedness had been reduced to approximately $1.2 billion through voluntary prepayments of its senior bank debt. PCA's significant debt service obligations could have material consequences to PCA's securityholders.

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

    The following table provides the weighted average interest rate as of September 30, 2000 for each of the term loans and the revolving credit facility.

                                                           WEIGHTED AVERAGE
BORROWING ARRANGEMENT                                       INTEREST RATE
---------------------                                      ----------------
Term Loan A..............................................       8.41%
Term Loan B..............................................       8.66%
Revolver:
  Revolver-Eurodollar....................................        N/A
  Revolver-Base Rate.....................................        N/A

    The borrowings under the revolving credit facility are available to fund PCA's working capital requirements, capital expenditures and other general corporate purposes. The Term Loan A must be repaid in quarterly installments from September 2001 through June 2006. The Term Loan B must be repaid in quarterly installments from September 2002 through June 2007. The revolving credit facility will terminate in 2006.

    For the period April 12, 1999 through September 30, 2000, PCA made voluntary prepayments totaling $554.0 million using proceeds from sales of its timberland or excess cash to permanently reduce its borrowings under the term loans.

    As a result of these voluntary prepayments, no quarterly installments are due on the term loans until September 2001. As of September 30, 2000, PCA had $150.0 million in availability and no borrowings outstanding under the revolving credit facility.

    On September 26, 2000, PCA entered into an agreement with Southern Timber Ventures, LLC to sell approximately 385,000 acres of timberland. PCA expects to receive from the sale approximately $250.0 million in cash and a 33 1/3% equity ownership interest in Southern Timber Ventures, LLC. PCA expects to close the sale by the end of November, 2000 and to use the net proceeds to make voluntary prepayments on the term loans under its senior credit facility.

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

    Currently, PCA maintains two interest rate collar agreements. These LIBOR interest rate collar agreements protect against rising interest rates while simultaneously guaranteeing minimum interest rates. The notional amount of these collars was $325.0 million as of September 30, 2000, resulting in the interest rates on approximately 49.5% of PCA's term loan obligations being capped. The weighted average floor of the interest rate collar agreements is 4.95% and the weighted average ceiling is 6.75%. On January 18, 2000, PCA terminated $110.0 million of interest rate collar agreements and received $1.9 million. The senior credit facility also provides PCA with the right to lock-in LIBOR interest rates for any amount and for terms of one, two, three or six month periods. With approval of the lenders, PCA can lock-in LIBOR interest rates for either a two-week or twelve-month period.

    PCA's earnings are affected by changes in short-term interest rates as a result of borrowings under the term loans. If LIBOR interest rates for these borrowings increase one percent, PCA's interest expense would increase, and income before income taxes would decrease, by approximately $3.6 million annually. As of September 30, 2000, the interest rate on the term loans was based on a weighted average LIBOR rate of 6.66%. The effect of the interest rate change to the fair market value of the outstanding debt is insignificant. This analysis does not consider any other impacts on fair value that could exist in such an interest rate environment. In the event of a change in interest rates, management could take actions to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in PCA's financial structure.

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

                                    PART II
                               OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

    In May 1999, PCA was served with a complaint filed in the United States District Court for the Eastern District of Pennsylvania (WINOFF
INDUSTRIES, INC., ET AL. V. STONE CONTAINER CORPORATION, ET AL.) alleging civil violations of Section 1 of the Sherman Act in connection with the pricing and production of linerboard from October 1, 1993 through November 30, 1995. The case was consolidated with other similar cases by the Judicial Panel on Multidistrict Litigation, all of which are now referred to as MDL 1261, IN RE LINERBOARD ANTITRUST LITIGATION. Plaintiffs purport to represent nationwide classes of purchasers of corrugated containers and sheets, and they name nine major linerboard manufacturers as defendants. Plaintiffs seek treble damages for allegedly unlawful corrugated container and sheet price increases, plus attorneys' fees. PCA believes the allegations have no merit, is vigorously defending itself, and believes the outcome of this litigation should not have a material adverse effect on its financial condition or results of operations.

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

ITEM 5. OTHER INFORMATION.

    None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

    (a) The following exhibits are included in this Quarterly Report on Form 10-Q:

        10.1 First Amendment dated as of September 11, 2000 to the Amended and Restated Credit Agreement dated as of June 29, 2000, among PCA, Various Lenders, J.P. Morgan Securities Inc. and Deutsche Bank Securities Inc., as Co-Lead Arrangers and Joint Book Runners, Deutsche Bank Securities Inc., as Syndication Agent, Goldman Sachs Credit Partners L.P., as Documentation Agent, and Morgan Guaranty Trust Company of New York, as Administrative Agent.

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

Date: November 13, 2000