Form 10-K
period 2000-12-31
PACKAGING CORP OF AMERICA
filed 2001-03-27
CIK 75677

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
                         COMMISSION FILE NUMBER 1-15399
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

       Registrant's telephone number, including area code (847) 482-3000
                            ------------------------

          Securities registered pursuant to Section 12(b) of the Act:

                       TITLE OF EACH CLASS                 NAME OF EACH EXCHANGE
         ------------------------------------------------   ON WHICH REGISTERED
                                                           ----------------------
                  COMMON STOCK, $0.01 PAR VALUE                NEW YORK STOCK
                                                                  EXCHANGE

          Securities registered pursuant to Section 12(g) of the Act:
                                      NONE
                            ------------------------

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    At March 16, 2001, the aggregate market value of the Registrant's common equity held by nonaffiliates was approximately $754,324,812. This calculation of market value has been made for the purposes of this report only and should not be considered as an admission or conclusion by the Registrant that any person is in fact an affiliate of the Registrant.

    On March 16, 2001, there were 106,534,892 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Specified portions of the Proxy Statement for the Registrant's 2001 Annual Meeting of Shareholders are incorporated by reference to the extent indicated in
Part III of this Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX

                                                                                       PAGE
                                                                                     --------
                                      PART I

Item 1.                Business....................................................       3
Item 2.                Properties..................................................      10
Item 3.                Legal Proceedings...........................................      10
Item 4.                Submission of Matters to a Vote of Security Holders.........      11

                                      PART II

Item 5.                Market for Registrant's Common Stock and Related Stockholder
                       Matters.....................................................      11
Item 6.                Selected Financial Data.....................................      12
Item 7.                Management's Discussion and Analysis of Financial Condition
                       and Results of Operations...................................      13
Item 7A.               Quantitative and Qualitative Disclosures About Market
                       Risk........................................................      20
Item 8.                Financial Statements and Supplementary Data.................      21
Item 9.                Changes in and Disagreements with Accountants on Accounting
                       and Financial Disclosures...................................      21

                                     PART III

Item 10.               Directors and Executive Officers of the Registrant..........      21
Item 11.               Executive Compensation......................................      22
Item 12.               Security Ownership of Certain Beneficial Owners and
                       Management..................................................      22
Item 13.               Certain Relationships and Related Transactions..............      22

                                      PART IV

Item 14.               Exhibits, Financial Statement Schedules and Reports on
                       Form 8-K....................................................      23

SIGNATURES.........................................................................      27

INDEX TO FINANCIAL STATEMENTS......................................................     F-1

                                     PART I

ITEM 1.  BUSINESS

GENERAL

    PCA is the sixth largest producer of containerboard and corrugated products in the United States, based on production capacity as reported in the Pulp & Paper 2000 North American Fact Book. With 2000 net sales of $1.9 billion, PCA produced about 2.2 million tons of containerboard, about 80% of which was consumed in our corrugated products manufacturing plants, and shipped about
26.5 billion square feet of corrugated products.

    In 2000, we produced over 1.3 million tons of kraft linerboard at our mills located in Counce, Tennessee and Valdosta, Georgia. We also produced more than 800,000 tons of semi-chemical corrugating medium at our mills located in Tomahawk, Wisconsin and Filer City, Michigan. We currently lease the cutting rights to approximately 140,000 acres of timberland located near our Counce and Valdosta mills. We also have supply agreements on about 600,000 of the 800,000 acres of timberland we sold during 1999 and 2000.

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

CORPORATE DEVELOPMENTS

    On April 12, 1999, Pactiv Corporation, formerly known as Tenneco
Packaging Inc., a wholly owned subsidiary of Tenneco Inc., sold its containerboard and corrugated products business to PCA, an entity formed by Madison Dearborn Partners, LLC, a private equity investment firm, in January 1999, for $2.2 billion, consisting of $246.5 million in cash, the assumption of $1.76 billion of debt incurred by Pactiv immediately prior to the contribution, and a 45% common equity interest in PCA valued at $193.5 million. PCA Holdings LLC, an entity organized and controlled by Madison Dearborn, acquired the remaining 55% common equity interest in PCA for $236.5 million in cash, which was used to finance in part the transactions.

    The financing of the transactions consisted of (1) borrowings under a new $1,469.0 million senior credit facility for which J.P. Morgan Securities Inc. and BT Alex. Brown Incorporated (the predecessor to Deutsche Banc Alex. Brown) were co-lead arrangers, (2) the offering of $550.0 million of 9 5/8% senior subordinated notes due 2009, and $100.0 million of 12 3/8% senior exchangeable preferred stock due 2010, (3) a cash equity investment of $236.5 million by PCA Holdings and (4) an equity investment by Pactiv valued at $193.5 million. As required by their terms, the $550.0 million of senior subordinated notes and $100.0 million of senior exchangeable preferred stock issued in the April 12, 1999 transactions were exchanged for publicly registered securities in the same amounts in a registered exchange offer completed in October 1999.

    The senior credit facility was entered into to finance in part the transactions and to pay related fees and expenses and to provide future borrowings to PCA for general corporate purposes, including working capital. The senior credit facility initially consisted of three term loan facilities in an original aggregate principal amount of $1,219.0 million and a revolving credit facility with up to $250.0 million in availability. Effective December 14, 1999, PCA elected to reduce its availability under the revolving credit facility from $250.0 million to $150.0 million.

    On January 28, 2000, PCA became a publicly-traded company with the initial public offering of its common stock. In the offering, Pactiv sold
35,000,000 shares and PCA sold 11,250,000 new shares of common stock, both at an offering price of $12.00 per share. PCA used its net proceeds to redeem all of the outstanding senior exchangeable preferred stock on March 3, 2000.

    PCA completed the refinancing of its $735.0 million senior secured debt and $150.0 million senior secured revolving credit facility on June 29, 2000. Completion of the refinancing eliminated Term Loan C, and reduced PCA's average effective interest rate on its senior secured term debt by approximately 100 basis points. PCA's total borrowings under the senior credit facility as of December 31, 2000 consisted of $177.0 million of term loans. No amounts were outstanding under the senior revolving credit facility as of that date.

    On November 29, 2000, PCA entered into a three-year $150.0 million revolving credit facility, of which $142.0 million was initially drawn, in connection with the securitization of its trade receivables. The facility is secured by PCA's receivables and bears interest at a floating rate based on commercial paper plus an allowed margin under the agreement.

INDUSTRY OVERVIEW

    According to the Fibre Box Association, the value of industry shipments of corrugated products was over $24 billion in 2000.

    The primary end-use markets for corrugated products are shown below:

Food, beverages and agricultural products...................  41.3%
Paper and fiber products....................................  20.9%
Petroleum, plastic, synthetic and rubber products...........   9.1%
Glass, pottery, fabricated metal and metal containers.......   5.9%
Electrical and electronic machinery and appliances..........   3.8%

    Corrugated products are generally delivered by truck. Compared to many other products, the amount of corrugated products that can fit into a truckload weighs much less. This, coupled with the relatively low price per ton of corrugated products, make shipping costs account for a relatively high portion of total costs. As a result, converting plants tend to be located in close proximity to customers to minimize freight costs. The corrugated products industry consists of an estimated 683 companies in the United States.

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

CATEGORY                           PRODUCTS                DESCRIPTION
--------                      -------------------  ----------------------------
Weights (lb./1,000 sq.        26-38 lb.            Lightweights
  ft.)......................
                              41-56                Middleweights
                              61-90                Heavyweights
                              >90                  Super heavyweights
Performance.................  High ring crush      Stacking or compression
                                                   strength
                              Tare weight          Minimal variations in basis
                                                   weight
                              Wet strength         Strength while wet
Color.......................  Mottled white        Bleached pulp applied to
                                                   unbleached sheet; mottled
                                                   appearance
                              White top            Even, white surface
                                                   appearance
                              Full bleached        Solid white throughout

    Historically, pricing for containerboard has reflected changes in containerboard supply that resulted from major capacity additions, as well as changes in demand.

PCA OPERATIONS AND PRODUCTS

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

    COUNCE. Our Counce, Tennessee mill is one of the largest linerboard mills in the United States. Its production capacity is approximately 1,003,000 tons per year. In 2000, we produced approximately 930,000 tons of kraft linerboard on two paper machines at Counce. We produced a broad range of basis weights from 31 lb. to 96 lb. The mill also produces a variety of performance and specialty grades of linerboard including high-ring crush and wet strength.

    VALDOSTA. Our Valdosta, Georgia mill is a kraft linerboard mill that has a production capacity of approximately 457,000 tons per year. In 2000, our single paper machine at Valdosta produced approximately 414,800 tons of linerboard. Valdosta primarily produces light- to middleweight linerboard ranging from 35 lb. to 56 lb., and heavyweight/super heavyweight linerboard ranging from 61 lb. to 96 lb.

    TOMAHAWK. Our Tomahawk, Wisconsin mill is the second largest corrugating medium mill in the United States with production capacity of 548,000 tons per year. In 2000, we produced approximately 535,100 tons of semi-chemical corrugating medium at Tomahawk using three paper machines, one of which is among the largest corrugating medium machines in the world. These machines produce a broad range of basis weights from 23 lb. to 47 lb. Our Tomahawk mill also produces a variety of performance and specialty grades of corrugating medium. This includes high ring crush, wet strength, tare weight and super heavyweight.

    FILER CITY. Our Filer City, Michigan mill is a semi-chemical corrugating medium mill. In 2000, we produced approximately 285,100 tons of corrugating medium on two paper machines at Filer City. In July 1998, we shut down one machine at Filer City. Mill production capacity at Filer City is

367,000 tons a year if we run all three paper machines. Filer City produces a range of corrugating medium grades in basis weights from 21 lb. to 40 lb.

    We operate 65 corrugated products plants, a supply services group, a technical and development center and five graphic design centers. Of the 65 corrugated products plants, 38 have a corrugator on site and manufacture both combined sheets and finished products. The remaining 27 corrugated products plants purchase combined sheets and create finished products. Two other small specialty facilities include a collating and distribution packaging center, as well as a machine rebuild facility. The five graphic design centers are located in Westmont, Illinois; Cincinnati, Ohio; Dallas, Texas; North Brunswick, New Jersey; and Southgate, California.

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

    TIMBERLAND

    We currently lease the cutting rights to approximately 140,000 acres of timberland located near our Counce and Valdosta mills. All of the acres under cutting rights agreements are located within 100 miles of our mills, which results in lower wood transportation costs and provides a secure source of wood fiber. Virtually all of these leased cutting rights agreements have terms with over 20 years remaining.

    During 1999 and 2000, PCA sold about 800,000 acres of timberland. As part of the timberland sale agreements, we entered into supply arrangements covering about 600,000 acres of the total acres sold. We also retained a one-third equity ownership interest in 385,000 acres sold to Southern Timber Venture, LLC. in November 2000.

    In addition to the timberland we manage ourselves, our Forest Management Assistance Program provides professional forestry assistance to private timberland owners to improve harvest yields and to optimize their harvest schedule. We have managed the regeneration of approximately 100,000 acres by supplying pine seedlings. In exchange for our expertise, we are given the right of first refusal over timber sales from those lands. These private lands include over 200,000 acres of timberland. We expect to harvest over 150,000 cords of wood from these forests annually.

    PCA also participates in the Sustainable Forestry Initiative, which is organized by the American Forest and Paper Association. This initiative is aimed at ensuring the long-term health and conservation of America's forestry resources. Activities include limiting tree harvest sizes, replanting harvest acreage, participating in flora and fauna research and protecting water streams.

    SOLID WOOD AND RECYCLING FACILITIES

    We own three sawmills located in Ackerman and Fulton, Mississippi and Selmer, Tennessee. During 2000, these three sawmills sold approximately
150.0 million board feet of lumber used to make furniture and building products. We also have an air-dry yard operation in Burnsville, Mississippi that holds newly cut lumber while it dries. Finally, we have a 50% interest in a wood chipping joint venture in Fulton, Mississippi.

    We also operate three paper recycling centers, one in Jackson, Tennessee and two in Nashville, Tennessee. These recycling centers collect old corrugated containers, newspapers and other paper that provide a source of recycled fiber to our nearby Counce mill.

SALES AND MARKETING

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

    Containerboard produced in our mills is shipped by rail or truck. Our individual mills do not own or maintain outside warehousing facilities. We do use some third-party warehouses for short-term storage.

CUSTOMERS

    About 75% of our corrugated products customers are regional and local accounts, which are broadly diversified across industries and geographic locations. The remaining 25% of our customer base consists primarily of national accounts, or those customers with a national presence. These customers typically purchase corrugated products from several of our box plants throughout the United States.

    Our 65 corrugated products plants consume approximately 80% of our mills' containerboard production. Of the remaining 20% of our containerboard production that we do not consume at our own converting operations, about 14% is sold to domestic customers, and about 6% is sold to export customers.

MAJOR RAW MATERIALS USED

    FIBER SUPPLY. Fiber is the single largest cost in the manufacture of containerboard. To reduce our fiber costs we have invested in processes and equipment to ensure a high degree of fiber flexibility. Our mills have the capability to shift a portion of their fiber consumption between softwood, hardwood and recycled sources. With the exception of our Valdosta mill, our other mills can utilize some recycled fiber in their containerboard production. Our ability to use various types of virgin and recycled fiber helps mitigate the impact of changes in the prices of various fibers.

    ENERGY SUPPLY. Energy at the mills is obtained through purchased electricity or through various fuels which are then converted to steam or electricity on-site. Fuel sources include coal, natural gas, oil, bark and by-products of the containerboard manufacturing and pulping process. These fuels are burned in boilers to produce steam. Steam turbine generators are used to produce electricity.

    Our two kraft linerboard mills at Counce and Valdosta generate approximately 65% to 70% of their energy requirements from their own by-products. Presently, an average of 50% of our electricity consumption for the four mills is generated on-site.

COMPETITION

    Corrugated products are produced by nearly 700 U.S. companies operating approximately 1,500 plants. Most corrugated products are custom manufactured to the customer's specifications. Corrugated producers generally sell within a 150-mile radius of their plants and compete with other corrugated producers in their local market. In fact, the Fibre Box Association tracks industry data by 47 distinct market regions.

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

    The competition relative to PCA's containerboard produced but not consumed at our own corrugated products plants are a number of large, diversified paper companies, including Georgia-Pacific Corporation, International Paper Company, Smurfit-Stone Container Corporation, Temple-Inland Inc., Weyerhaeuser Company and Willamette Industries, Inc., as well as other regional manufacturers. Containerboard is generally considered a commodity-type product and can be purchased from numerous suppliers.

EMPLOYEES

    As of December 31, 2000, we had approximately 7,900 employees. Approximately 2,100 of these employees were salaried and approximately 5,800 were hourly. Approximately 75% of our hourly employees are represented by unions. Our unionized employees are represented primarily by the Paper, Allied Industrial, Chemical, Energy Workers International Union, the Graphic Communications International Union and the United Steel Workers of America.

    Contracts for our unionized mill employees expire between May 2001 and October 2005. Contracts for unionized converting plant employees expire between June 2001 and November 2006. We are currently in negotiations to renew or extend any union contracts expiring in the near future.

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

    In April 1998, the United States Environmental Protection Agency (EPA) finalized a new Clean Air and Water Act commonly referred to as the Cluster Rules, which govern all pulp and paper mill operations, including those at our mills. Over the next several years, the Cluster Rules will affect our allowable discharges of air and water pollutants. As a result, PCA and its competitors are required to incur costs to ensure compliance with these new rules. From 1997 through 2000, we spent approximately $28.2 million on Cluster Rule compliance to meet 2001 Clean Air Act requirements. Total capital costs for environmental matters, including Cluster Rule compliance, were $24.0 million for 2000 and we currently estimate that they will be $8.1 million for 2001 of which $2.1 million is for 2002 to 2005 Cluster Rule requirements. Our current spending projections to complete Cluster Rule compliance implementation at our four mills is about $25.7 million from 2001 to 2005.

    As is the case with any industrial operation, we have in the past incurred costs associated with the remediation of soil or groundwater contamination. From January 1994 through December 2000, remediation costs at our mills and converting plants totaled about $2.6 million. We do not believe that any on-going remedial projects are material in nature. As of December 31, 2000, we maintained a reserve of $0.3 million for environmental remediation liability as well as a general overall environmental reserve of $2.6 million, which includes funds relating to onsite landfill and surface impoundments as well as on-going and anticipated remedial projects. We believe these reserves are adequate.

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

ITEM 2.  PROPERTIES

    The table below provides a summary of our containerboard mills, the principal products produced and each mill's capacity.

LOCATION                        FUNCTION                        CAPACITY (TONS)
--------                        --------                        ---------------
Counce, TN....................  Kraft linerboard mill              1,003,000
Valdosta, GA..................  Kraft linerboard mill                457,000
Tomahawk, WI..................  Semi-chemical medium mill            548,000
Filer City, MI................  Semi-chemical medium mill            367,000*
                                                                   ---------
  Total.......................                                     2,375,000
                                                                   =========

------------------------

* We have operated only two of our three paper machines at Filer City since July 1998, reducing the total productive capacity by 70,000 tons to 297,000 tons.

    Each of the mills is currently subject to a mortgage held by Morgan Guaranty Trust Company of New York on behalf of the lenders under the senior credit facility.

    In addition to our mills, we own 43 corrugated products plants. We also own three sawmills, an air-drying yard, one recycling facility, one warehouse and miscellaneous other property, which includes sales offices and woodlands forest management offices. These sales offices and woodlands forest management offices generally have one to four employees and serve as administrative offices. We lease 22 corrugated products plants, five regional design centers, two recycling facilities and numerous other distribution centers, warehouses and facilities. PCA has no owned or leased properties outside of the continental United States. All of our owned real property is subject to a first priority mortgage held by Morgan Guaranty Trust Company of New York on behalf of the lenders under the senior credit facility.

    We lease the cutting rights to approximately 140,000 acres of timberland located near our Counce and Valdosta mills. Virtually all of these cutting rights agreements have terms with over 20 years remaining.

    We currently lease our executive and administrative offices in Lake Forest, Illinois from Pactiv under a lease expiring in January 2003. We currently believe that our facilities and properties are sufficient to meet our operating requirements for the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS

    On May 14, 1999, we were named as a defendant in a Consolidated
Class Action Complaint which alleged a civil violation of Section 1 of the Sherman Act. The suit, captioned WINOFF INDUSTRIES, INC. V. STONE CONTAINER CORPORATION, MDL No. 1261 (E.D. Pa.), names us as a defendant based solely on the allegation that we are a successor to the interests of Tenneco Packaging Inc. and Tenneco Inc., both of which were also named as defendants in the suit, along with nine other linerboard manufacturers. The complaint alleges that the defendants, during the period October 1, 1993 through November 30, 1995, conspired to limit the supply of linerboard, and that the purpose and effect of the alleged conspiracy was artificially to increase prices of corrugated containers. The plaintiffs have moved to certify a class of all persons in the United States who purchased corrugated containers directly from any defendant during the above period, and seek treble damages and attorneys' fees on behalf of the purported class. The Court has yet to rule on the plaintiffs' motion for class certification, and the case is currently set for trial in June, 2002. We believe that the plaintiffs' allegations have no merit and intend to defend against the suit vigorously. We do not believe that the outcome of this litigation should have a material adverse effect on our financial position, results of operations, or cash flow.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders in the fourth quarter of 2000.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

MARKET FOR COMMON STOCK; DIVIDENDS

    As a result of PCA's initial public offering on January 28, 2000, PCA's common stock is listed on the New York Stock Exchange under the symbol "PKG". The following table sets forth the high and low sale prices as reported by the New York Stock Exchange during the last year.

                                                        FISCAL YEAR 2000
                                      ----------------------------------------------------
                                       FIRST      SECOND     THIRD      FOURTH
                                      QUARTER    QUARTER    QUARTER    QUARTER      YEAR
                                      --------   --------   --------   --------   --------
Stock sale prices per share:
    High............................   $12.19     $12.75     $13.19     $16.81     $16.81
    Low.............................   $ 9.25     $ 9.88     $10.25     $10.88     $ 9.25

    As of March 16, 2001, there were 124 holders of record of PCA's common stock.

    PCA has never paid dividends on the common stock. PCA currently has no plans to pay dividends on the common stock. The payment of any future dividends will be determined by PCA's Board of Directors in light of conditions then existing, including PCA's earnings, financial condition and capital requirements, restrictions in financing agreements, business conditions and other factors. Under the terms of the agreements governing our outstanding indebtedness, we are restricted in the amount of dividends we can pay on our common stock. In addition, under Delaware law, we are prohibited from paying any dividends unless we have "capital surplus" or "net profits" available for this purpose, as these terms are defined under Delaware law.

    No equity securities of PCA were sold by PCA during fiscal year 2000 which were not registered under the Securities Act of 1933.

ITEM 6.  SELECTED FINANCIAL DATA

    The following table sets forth the selected historical financial and other data of PCA and the containerboard and corrugated products business of Pactiv Corporation (the "Group"). The selected historical financial and other data as of and for the years ended December 31, 1996, 1997 and 1998, and for the period from January 1, 1999 to April 11, 1999, was derived from the audited combined financial statements of the Group and the related notes thereto included elsewhere in this report. The historical financial data as of December 31, 1999 and for the period from April 12, 1999 to December 31, 1999 and for the year ended December 31, 2000 has been derived from the audited consolidated financial statements of PCA included elsewhere in this report. The information contained in the following table also should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," the historical combined financial statements of the Group including the notes thereto and the historical consolidated financial statements of PCA including the notes thereto, contained elsewhere in this report.

                                                    GROUP                                        PCA(1)
                            ------------------------------------------------------   -------------------------------
                                  YEAR ENDED DECEMBER 31,           JAN. 1, 1999     APRIL 12, 1999     YEAR ENDED
                            ------------------------------------       THROUGH           THROUGH       DECEMBER 31,
                               1996         1997         1998      APRIL 11, 1999     DEC. 31, 1999        2000
                            ----------   ----------   ----------   ---------------   ---------------   -------------
(IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF INCOME DATA:
Net sales(2)..............  $1,645,948   $1,482,889   $1,643,823      $  453,207       $1,317,342       $1,921,868
                            ==========   ==========   ==========      ==========       ==========       ==========
Income (loss) before
  extraordinary item......  $   90,366   $   27,390   $   71,439      $ (128,599)      $   47,397       $  172,961
Extraordinary Item........          --           --           --          (6,327)          (6,897)         (11,060)
                            ----------   ----------   ----------      ----------       ----------       ----------
Net income (loss).........      90,366       27,390       71,439        (134,926)          40,500          161,901
Preferred dividends and
  accretion of preferred
  stock issuance costs....          --           --           --              --           (9,296)         (18,637)
                            ----------   ----------   ----------      ----------       ----------       ----------
Net income (loss)
  available to common
  stockholders............  $   90,366   $   27,390   $   71,439      $ (134,926)      $   31,204       $  143,264
                            ==========   ==========   ==========      ==========       ==========       ==========

Basic earnings per
  share(3):
  Income (loss) before
    extraordinary item....  $      .96   $      .29   $      .76      $    (1.36)      $      .41       $     1.47
  Extraordinary item......          --           --           --            (.07)            (.07)            (.10)
                            ----------   ----------   ----------      ----------       ----------       ----------
  Net income (loss) per
    common share..........  $      .96   $      .29   $      .76      $    (1.43)      $      .34       $     1.37
                            ==========   ==========   ==========      ==========       ==========       ==========

Diluted earnings per
  share(3):
  Income (loss) before
    extraordinary item....  $      .96   $      .29   $      .76      $    (1.36)      $      .39       $     1.43
  Extraordinary item......          --           --           --            (.07)            (.07)            (.10)
                            ----------   ----------   ----------      ----------       ----------       ----------
  Net income (loss) per
    common share..........  $      .96   $      .29   $      .76      $    (1.43)      $      .32       $     1.33
                            ==========   ==========   ==========      ==========       ==========       ==========
Weighted average common
  shares outstanding......      94,600       94,600       94,600          94,600           92,108          104,890
BALANCE SHEET DATA:
Total assets..............  $1,261,051   $1,317,263   $1,367,403      $2,391,089       $2,153,208       $1,942,112
Total long-term
  obligations(4)..........      20,316       27,864       17,552       1,760,466        1,432,553          869,414
Shareholders equity/
  interdivision account...     784,422      854,060      908,392         156,697          416,699          687,424

--------------------------

1) There was no activity for PCA from January 25, 1999, its date of inception, through April 11, 1999.

2)  Net sales amounts have been restated in accordance with EITF 00-10. See
    Note 2 "Summary of Accounting Policies" in the 2000 Annual Report on Form 10-K for further information.

3) Earnings per share through April 11, 1999 has been calculated using the historical earnings of the Group and the number of common shares resulting from the closing of the acquisition on April 12, 1999 (94,600,000 common shares after giving effect to the 220-for-one stock split). For the PCA historical period from April 12, 1999 to December 31, 1999, earnings available to common stockholders includes a reduction for $9,296 of preferred stock dividends. For the year ended December 31, 2000, earnings available to common stockholders includes reductions of $2,371 of preferred stock dividends and $16,266 for the redemption of PCA's 12 3/8% preferred stock. PCA did not declare any dividends on its common shares in 1999 or 2000.

   For all periods presented through April 11, 1999, basic and diluted earnings per share are the same because there are no potentially dilutive other securities. For the PCA historical period from April 12, 1999 to December 31, 1999, and for the year ended December 31, 2000, diluted earnings per share includes the dilutive effect of the portion of the 6,576,460 options granted in June 1999 that remained unexercised, and the dilutive effect of the 1,099,700 options granted in 2000. This dilutive effect is calculated using the treasury stock method.

4) Total long-term obligations include long-term debt, the current maturities of long-term debt and redeemable preferred stock. The amount excludes amounts due to Pactiv or other Tenneco affiliates as part of the Group's interdivision account or other financing arrangement.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements about us within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, that are subject to risks and uncertainties. Forward-looking statements include information concerning our future financial condition and business strategy. Statements that contain words such as "believes," "expects," "anticipates," "intends," "prospects," "estimates," "should," "may" or similar expressions are forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. While we believe these expectations and projections are reasonable, forward-looking statements are inherently subject to risks, uncertainties and assumptions about us.

    The following discussion of historical results of operations and financial condition should be read in conjunction with the audited financial statements and the notes thereto which appear elsewhere in this report.

OVERVIEW

    In connection with the transactions, PCA acquired The Containerboard Group of Pactiv Corporation, formerly known as Tenneco Packaging Inc., a wholly owned subsidiary of Tenneco Inc., which consisted of its containerboard and corrugated products business and which we refer to in this report as the Group. From its formation in January 1999 and through the closing of the acquisition on April 12, 1999, PCA did not have any significant operations. Accordingly, the historical financial results for periods prior to April 12, 1999 described below are those of the Group.

    The Group operated prior to April 12, 1999 as a division of Pactiv, and not as a separate, stand-alone entity. As a result, the historical financial information included in this report does not necessarily reflect what the Group's financial position and results of operations would have been had the Group been operated as a separate, stand-alone entity during the periods prior to April 12, 1999.

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

GENERAL

    Historically, prices for containerboard have reflected changes in containerboard supply that result from capacity additions and reductions, as well as changes in demand. Containerboard demand is dependent upon both domestic demand for corrugated products and linerboard export activity.

    According to Pulp & Paper Week, after giving effect to price increases in 2000, average prices in December 2000 for linerboard and corrugating medium were 12% and 11% higher, respectively, than December 1999 prices.

    Pulp & Paper Week, in its January 22, 2001 publication, reported that prices for linerboard and corrugating medium decreased $15 per ton, or 3%, and $20 per ton, or 4%, respectively, compared to December 2000 levels. The March 19, 2001 Pulp & Paper Week publication reported that prices remained unchanged from January 2001 levels.

RESULTS OF OPERATIONS

    The historical results of operations of the Group and PCA are set forth below:

                                               GROUP                                      PCA
                                  -------------------------------   -----------------------------------------------
                                                      FOR THE           FOR THE
                                                    PERIOD FROM       PERIOD FROM      FOR THE PRO
                                  FOR THE YEAR      JANUARY 1,      APRIL 12, 1999        FORMA       FOR THE YEAR
                                      ENDED            1999             THROUGH        YEAR ENDED         ENDED
                                  DECEMBER 31,        THROUGH        DECEMBER 31,     DECEMBER 31,    DECEMBER 31,
                                      1998        APRIL 11, 1999         1999             1999            2000
(IN MILLIONS)                     -------------   ---------------   ---------------   -------------   -------------
Net Sales.......................    $1,643.8          $453.2           1$,317.3         1$,770.5        $1,921.9
                                    ========          ========          ========         ========       ========
Operating Income (Loss).........    $  121.7          $(212.1 )         $192.2           $218.2         $  404.8
Interest Expense................        (2.8)           (0.2  )         (107.6  )        (151.7  )        (117.6)
                                    --------          --------          --------         --------       --------
Income (Loss) Before Taxes and
  Extraordinary Item............       118.9          (212.3  )           84.6             66.5            287.2
Provision for Income Taxes......       (47.5)           83.7             (37.2  )         (30.3  )        (114.2)
                                    --------          --------          --------         --------       --------
Income (Loss) Before
  Extraordinary Item............        71.4          (128.6  )           47.4             36.2            173.0
Extraordinary Item..............        --              (6.3  )           (6.9  )          (6.9  )         (11.1)
                                    --------          --------          --------         --------       --------
Net Income (Loss)...............        71.4          (134.9  )           40.5             29.3            161.9
Preferred Dividends and
  Accretion of Preferred Stock
  Issuance Costs................        --              --                (9.3  )         (12.8  )         (18.6)
                                    --------          --------          --------         --------       --------
Net Income (Loss) Available to
  Common Shareholders...........    $   71.4          $(134.9 )         $ 31.2           $ 16.5         $  143.3
                                    ========          ========          ========         ========       ========

Note: Net sales amounts have been restated in accordance with EITF 00-10. See
      Note 2 "Summary of Accounting Policies" in the 2000 Annual Report on Form 10-K for further information.

YEAR ENDED DECEMBER 31, 2000 COMPARED TO PRO FORMA YEAR ENDED DECEMBER 31, 1999

NET SALES

    Net sales increased by $151.3 million, or 8.5%, for the year ended
December 31, 2000 from the pro forma year ended December 31, 1999. The increase was primarily the result of increased sales prices of corrugated products and containerboard to third parties.

    Corrugated products volume was essentially flat in 2000 compared to record volume in 1999 of 26.6 billion square feet. Containerboard volume to external domestic and export customers increased

2.6% to 586,000 tons for the year ended December 31, 2000 from 572,000 tons in the comparable period of 1999.

    According to Pulp & Paper Week, average industry linerboard and semi-chemical medium prices for 42 lb. Liner-East and 26 lb. Medium-East, which are representative benchmark grades, were $468 and $446, respectively, per ton in 2000. This compares to $401 and $361, respectively, per ton in 1999. Acccording to the Fibre Box Association, average industry sale prices for corrugated products increased by 13.7% in 2000 from 1999.

INCOME BEFORE INTEREST EXPENSE AND INCOME TAXES (OPERATING INCOME)

    Operating income increased by $138.4 million, or 67.2%, for the year ended December 31, 2000 compared to pro forma 1999. The increase was the result of increased sales prices of corrugated products and containerboard to third parties and reduced corporate overhead expenses. Operating income results for both years exclude fourth quarter gains on timberland sales of $60.4 million and $12.2 million for 2000 and 1999, respectively.

    Gross profit increased $140.1 million, or 39.0%, for the year ended December 31, 2000 from the pro forma year ended December 31, 1999. Gross profit as a percentage of sales improved from 20.3% of sales in 1999 to 26.0% of sales in the current year primarily due to the sales price increases described above.

    Corporate overhead for the year ended December 31, 2000, decreased by $2.5 million, or 5.8%, from the pro forma year ended December 31, 1999. The reduction primarily reflects the difference in cost between the overhead charged to the Group by Tenneco and Pactiv and overhead expenses incurred by PCA as a stand-alone entity. Corporate overhead for the pro forma year ended
December 31, 1999 included three and one-half months of corporate overhead, through April 11, 1999, charged by Tenneco and Pactiv and eight and one-half months of corporate overhead expenses incurred by PCA as a stand-alone entity.

    Selling and administrative expenses increased $4.6 million, or 4.2%, for the year ended December 31, 2000 from the comparable period in 1999. The increase was primarily the result of increased salary and other general selling related expenses.

INTEREST EXPENSE AND INCOME TAXES

    Interest expense decreased by $34.0 million, or 22.4%, for the year ended December 31, 2000 from the comparable pro forma period in 1999, primarily due to voluntary prepayments PCA made on its term loans under the senior credit facility.

    PCA's effective tax rate was 39.8% for the year ended December 31, 2000 and 45.5% for the pro forma year ended December 31, 1999. The tax rate is higher than the federal statutory rate of 35.0% due to state income taxes.

PRO FORMA YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

NET SALES

    Net sales increased by $126.7 million, or 7.7%, for the pro forma year ended December 31, 1999 from the comparable period in 1998. The increase was the result of increased sales volume of both corrugated products and containerboard and the increased sales prices of corrugated products and outside sales of containerboard.

    Corrugated products volume increased by 6.4% to 26.6 billion square feet in 1999, from 25.0 billion square feet in 1998. Containerboard volume to external domestic and export customers increased 8.5% to 572,000 tons in 1999 from 527,000 tons in 1998.

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

    Gross profit increased $78.0 million, or 27.7% for the pro forma year ended December 31, 1999 from the comparable period in 1998. Gross profit as a percentage of sales improved from 17.1% of sales in 1998 to 20.3% of sales in 1999 primarily due to the sales price and volume increases described above.

    Corporate overhead for the pro forma year ended December 31, 1999, decreased by $20.5 million, or 32.4% from the comparable period in 1998. The reduction primarily reflects the difference in cost between the overhead charged to the Group by Tenneco and Pactiv and overhead expenses incurred by PCA as a stand-alone entity. Corporate overhead for the pro forma year ended
December 31, 1999 included three and one-half months of corporate overhead, through April 11, 1999, charged by Tenneco and Pactiv and eight and one-half months of corporate overhead expenses incurred by PCA as a stand-alone entity. Corporate overhead for the comparable period in 1998 consisted exclusively of corporate overhead charged by Tenneco and Pactiv.

    Selling and administrative expenses increased $0.9 million, or 0.8% for the pro forma year ended December 31, 1999 from the comparable period in 1998. The increase was primarily the result of Year 2000 remediation expenses (Y2K).

INTEREST EXPENSE AND INCOME TAXES

    Interest expense increased by $148.9 million, or 5,353.3%, for the pro forma year ended December 31, 1999 from the comparable period in 1998, primarily due to borrowings under the senior credit facility and the issuance of $550.0 million of the senior subordinated notes. This indebtedness was incurred to finance the transactions.

    PCA's effective tax rate was 45.5% for the pro forma year ended
December 31, 1999 and 40.0% for the comparable period in 1998. The tax rate is higher than the federal statutory rate of 35.0% due to state income taxes.

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

    Since April 12, 1999, PCA has maintained its own cash accounts.

OPERATING ACTIVITIES

    Cash flow provided by operating activities increased $127.8 million, or 60.5%, for the year ended December 31, 2000 from the comparable pro forma period in 1999. The increase was primarily due to an increase in net income.

    Cash flow provided by operating activities increased by $15.8 million, or 8.1%, from 1998 to 1999. The increase was primarily due to the replacement of leased assets with owned, depreciable assets in connection with the April 12, 1999 transactions.

INVESTING ACTIVITIES

    Cash used for investing activities increased by $31.5 million, or 20.9%, for the year ended December 31, 2000 compared to the pro forma year ended
December 31, 1999. The increase was primarily attributable to increased capital expenditures and a reduction in proceeds from timberland sales.

    Net cash used for investing activities decreased $328.1 million, or 184.6%, for the pro forma year ended December 31, 1999 from the comparable period in 1998, primarily attributable to a prepaid lease payment made in December 1998 to acquire timberland as part of a lease buy-out and timberlands sale proceeds received in the fourth quarter of 1999.

    As of December 31, 2000, PCA had commitments for capital expenditures of $37.9 million. PCA believes operating cash flow from continuing operations will be sufficient to fund these commitments.

FINANCING ACTIVITIES

    Cash used for financing activities increased by $29.4 million, or 6.8%, for the year ended December 31, 2000 compared to the pro forma year ended
December 31, 1999, primarily reflecting increased voluntary prepayments made by PCA on its term loans under the senior credit facility.

    Cash used for financing activities increased $413.3 million, or 2,339.0%, for the pro forma year ended December 31, 1999 from the comparable period in 1998. The increase was primarily attributable to the voluntary prepayments PCA has made on its term loans under the senior credit facility.

AFTER THE TRANSACTIONS

    Following the transactions, PCA's primary sources of liquidity are cash flow from operations and borrowings under PCA's new revolving credit facility. PCA's primary uses of cash are for debt service and capital expenditures. PCA expects to be able to fund its debt service and capital expenditures from these sources.

    PCA incurred substantial indebtedness in connection with the transactions. On April 12, 1999, PCA had approximately $1,769.0 million of indebtedness outstanding which included $1,219.0 million of senior secured bank debt, $550.0 million of 9 5/8% subordinated notes and $100.0 million of 12 3/8% preferred stock.

    Concurrently with the transactions, PCA issued the notes and preferred stock and entered into the senior credit facility. The senior credit facility initially provided for three term loans in an aggregate amount of $1,219.0 million and a revolving credit facility with up to $250.0 million in availability. Upon the closing of the acquisition, PCA borrowed the full amount available under the term loans and $9.0 million under the senior revolving credit facility, the latter of which was repaid immediately thereafter.

    In October and November 1999, PCA completed the sales of approximately 405,000 acres of timberland. Total proceeds received from the sales were $263.3 million, resulting in a pre-tax gain of $12.2 million.

    Effective December 14, 1999, PCA elected to reduce its availability under the revolving credit facility from $250.0 million to $150.0 million. On
June 29, 2000, PCA completed the refinancing of its $885.0 million senior credit facility.

    On January 28, 2000, PCA became a publicly traded company with an initial public offering of its common stock. On March 3, 2000, PCA used the net proceeds from the offering to redeem all of its outstanding shares of 12 3/8% senior exchangeable preferred stock due 2010.

    On November 16, 2000, PCA completed the sale of approximately 385,000 acres of timberland to Southern Timber Venture, LLC. The Company received
$247.9 million in cash and a 33 1/3% equity ownership interest in Southern Timber Venture, LLC. PCA recorded a pre-tax gain of $60.4 million, and a portion of the gain was not recognized as a result of PCA's continuing ownership interest.

    The following table provides the weighted average interest rate as of December 31, 2000 for each of the term loans and the revolving credit facility:

                                                              WEIGHTED AVERAGE
BORROWING ARRANGEMENT                                          INTEREST RATE
---------------------                                         ----------------
Term Loan A                                                        8.26 %
Term Loan B                                                        8.67 %

Senior Revolving Credit Facility:
  Revolver--Eurodollar                                              N/A
  Revolver--Base Rate                                               N/A

Three-year Revolving Credit Facility:                              6.95 %

    The borrowings under the senior revolving credit facility are available to fund PCA's working capital requirements, capital expenditures and other general corporate purposes. The Term Loan A must be repaid in quarterly installments from December 2002 through 2006. The Term Loan B must be repaid in quarterly installments from December 2002 through 2007. The senior revolving credit facility will terminate in 2006. The three-year revolving credit facility will terminate in 2003.

    In 1999 and 2000, PCA made voluntary prepayments totaling approximately $440.0 million and $460.0 million, respectively, using free cash flow from operations of $389.0 million and proceeds from the sales of timberland of $511.0 million to permanently reduce its borrowings under the term loans.

    The instruments governing PCA's indebtedness and the preferred stock contain financial and other covenants that restrict, among other things, the ability of PCA and its subsidiaries to:

    - incur additional indebtedness,

    - pay dividends or make certain other restricted payments,

    - consummate certain asset sales,

    - incur liens,

    - enter into certain transactions with affiliates, or

    - merge or consolidate with any other person or sell or otherwise dispose of all or substantially all of the assets of PCA.

    These limitations could limit corporate and operating activities.

    PCA estimates that it will make approximately $135.0 million in capital expenditures in 2001. These expenditures will be used primarily for cost reduction, business growth, and environmental compliance.

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

ENVIRONMENTAL MATTERS

    We are subject to, and must comply with, a variety of federal, state and local environmental laws, particularly those relating to air and water quality, waste disposal and the cleanup of contaminated soil and groundwater. Because environmental regulations are constantly evolving, we have incurred, and will continue to incur, costs to maintain compliance with those laws. In particular, the EPA recently finalized the Cluster Rules which govern pulp and paper mill operations, including those at the Counce, Filer City, Valdosta and Tomahawk mills. Over the next several years, the Cluster Rules will affect our allowable discharges of air and water pollutants, and require us to spend money to ensure compliance with those new rules.

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

    Because liability for remediation costs under environmental laws is strict, meaning that liability is imposed without fault, joint and several, meaning that liability is imposed on each party without regard to contribution, and retroactive, we could receive notifications of cleanup liability in the future and this liability could be material. From January 1994 through December 2000, remediation costs at our mills and converting plants totaled about
$2.6 million. As of December 31, 2000, we maintained a reserve of $0.3 million for environmental remediation liability as well as a general overall environmental reserve of $2.6 million, which includes funds relating to onsite landfills and surface impoundments as well as on-going and anticipated remedial projects. Total capital costs for environmental matters, including Cluster Rule compliance, were $24.0 million for 2000 and we currently estimate that they will be $8.1 million for 2001, of which $2.1 million is for 2002 to 2005 Cluster Rule requirements.

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

    Under the terms of the senior credit agreement dated as of April 12, 1999, PCA was required to maintain for at least two years after the closing of the transactions interest rate protection agreements establishing a fixed maximum interest rate with respect to at least 50% of the outstanding term loans under the senior credit agreement. Upon the refinancing of the senior credit agreement on June 29, 2000, this requirement was deleted.

    PCA currently has interest rate collar agreements that protect against rising interest rates and simultaneously guarantee a minimum interest rate. The original notional amount of these collar agreements was $720.0 million. As PCA has made debt prepayments, the need for these collar agreements has diminished. Accordingly, PCA has reduced the notional amount of the collars to $250.0 million as of December 31, 2000. The weighted average floor of the interest rate collar agreements is 5.00% and the weighted average ceiling of the interest rate collar agreements is 6.83%. The interest rate on approximately 78% of PCA's variable-rate debt at December 31, 2000 is capped. PCA receives payments under the collar agreements if the applicable interest rate (LIBOR or commercial paper) exceeds the ceiling. Correspondingly, PCA makes payments under the collar agreements if the applicable interest rate drops below the floor. In both cases, the amounts received or paid are based upon the notional amount and the difference between the actual interest rate and the ceiling or floor rate. The weighted average duration of the interest rate collar agreements is approximately two and one quarter years.

    PCA's earnings are affected by changes in short-term interest rates as a result of borrowings under its variable-rate debt instruments. If interest rates (LIBOR or commercial paper) for these borrowings increase one percent, PCA's interest expense would increase, and income before income taxes would decrease, by approximately $3.2 million and $7.8 million annually as of December 31, 2000 and 1999, respectively, until the applicable interest rate exceeds the ceiling rate. At that point, only 22% and 35% of the variable-rate debt as of December 31, 2000 and 1999, respectively, would result in additional interest expense. As of December 31, 2000, the weighted average LIBOR rate was 6.73% and the weighted average commercial paper rate was 6.60%. As of December 31, 1999, the interest rate on the term loans was based on a weighted average LIBOR rate of 5.95%. The effect of an interest rate change to the fair market value of the outstanding debt is insignificant. This analysis does not consider any other impact on fair value that could exist in such an interest rate environment. In the event of a change in interest rates, management could take actions to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in PCA's financial structure.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The response to this item is included in a separate section of this report on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

    There were no changes in or disagreements with PCA's accountants during 2000.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information with respect to PCA's directors is included under the caption "Board of Directors" in PCA's Proxy Statement, and is incorporated herein by reference. Information regarding certain Section 16(a) compliance is included under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in PCA's Proxy Statement, and is incorporated herein by reference.

EXECUTIVE OFFICERS

    Brief statements setting forth the age at March 20, 2001, the principal occupation, employment during the past five years, the year in which such person first became an officer of PCA, and other information concerning each executive officer appears below.

    PAUL T. STECKO is 56 years old and has served as Chief Executive Officer of PCA since January 1999 and as Chairman of PCA since March 1999. From
November 1998 to April 1999, Mr. Stecko served as President and Chief Operating Officer of Tenneco Inc. From January 1997 to that time, Mr. Stecko served as Chief Operating Officer of Tenneco. From December 1993 through January 1997,
Mr. Stecko served as President and Chief Executive Officer of Tenneco Packaging Inc. Prior to joining Tenneco Packaging, Mr. Stecko spent 16 years with International Paper Company. Mr. Stecko is a member of the board of directors of Pactiv Corporation, Tenneco Automotive Inc., State Farm Mutual Insurance Company, American Forest and Paper Association and Cives Corporation.

    WILLIAM J. SWEENEY is 60 years old and has served as Executive Vice President--Corrugated Products of PCA since April 1999. From May 1997 to
April 1999, Mr. Sweeney served as Executive Vice President--Paperboard Packaging of Tenneco Packaging Inc. From May 1990 to May 1997, Mr. Sweeney served as Senior Vice President and General Manager--Containerboard Products of Tenneco Packaging. From 1983 to that time, Mr. Sweeney served as General Manager and Vice President of Stone Container Corporation. From 1978 to 1983, Mr. Sweeney served as Sales Manager, Operations Manager and Division Vice President at Continental Group and from 1967 to that time, as Sales Manager and General Manager of Boise Cascade Corporation.

    MARK W. KOWLZAN is 46 years old and has served as Vice President--Containerboard of PCA since April 1999. From 1998 to April 1999, Tenneco Packaging Inc. employed Mr. Kowlzan as Vice President and General Manager--Containerboard and from May 1996 to 1998, as Operations Manager and Mill Manager of the Counce mill. Prior to joining Tenneco Packaging,
Mr. Kowlzan spent 15 years at International Paper Company, where he held a series of operational positions within its mill organization.

    RICHARD B. WEST is 48 years old and has served as Chief Financial Officer of PCA since March 1999, as Corporate Secretary since April 1999 and also as Vice President since July 1999. From March 1999 to June 1999, Mr. West also served as Treasurer of PCA. Mr. West served as Vice President of Finance--Paperboard Packaging of Tenneco Packaging Inc. from 1995 to April 1999. Prior to joining Tenneco Packaging, Mr. West spent 20 years with International Paper Company where he served as an

Internal Auditor, Internal Audit Manager and Manufacturing Controller for the Printing Papers Group and Director/ Business Process Redesign.

    ANDREA L. DAVEY is 44 years old and has served as Vice President--Human Resources of PCA since April 1999. From 1994 to April 1999, Ms. Davey was employed principally by Tenneco Packaging Inc. where she held the positions of Director of Field Employee Relations, Director of Training and Development, Director of Compensation and Benefits, and Project Manager of HRIS project and also served in the capacity of Vice President--Human Resources, Paperboard Packaging from May 1997 to April 1999. From 1992 until joining Tenneco Packaging in 1994, Ms. Davey served as Director of Human Resources for the Bakery division of Sara Lee Corporation. From 1989 to that time, she served as Human Resource Manager for the Converting Group of International Paper Company. Prior to that time, Ms. Davey spent five years with ITT Corporation, where she served in several human resources positions.

ITEM 11.  EXECUTIVE COMPENSATION

    Information with respect to executive compensation is included under the caption "Executive Compensation" in PCA's Proxy Statement and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Information with respect to security ownership of certain beneficial owners and management is included under the caption "Information Regarding Beneficial Ownership of our Principal Shareholders, Directors and Management" in PCA's Proxy Statement and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Information with respect to certain relationships and related transactions is included under the caption "Certain Relationships and Related Transactions" in PCA's Proxy Statement and is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as a part of this report:

    (1) The financial statements listed in the "Index to Financial Statements."

    (2) Financial Statement Schedules

    The following consolidated financial statement schedules of the Group for the three years ended December 31, 1998 and for the period from January 1, 1999 through April 11, 1999 are included in this report.

Schedule II--Packaging Corporation of America--Valuation and Qualifying
  Accounts.

                                                     ADDITIONS/
                              BALANCE                DEDUCTIONS                 BALANCE
ALLOWANCE FOR DOUBTFUL       BEGINNING   PROVISION      FROM      TRANSLATION    END OF
ACCOUNTS RECEIVABLE           OF YEAR    (BENEFIT)   RESERVES*    ADJUSTMENTS     YEAR
-------------------          ---------   ---------   ----------   -----------   --------
January 1, 1999 through
  April 11, 1999...........    5,220        (412)        (861)          --       3,947
1998.......................    5,023       2,710       (2,513)          --       5,220
1997.......................    5,010         611         (598)          --       5,023
1996.......................    5,239       1,018       (1,247)          --       5,010

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

                                          ARTHUR ANDERSEN LLP

Chicago, Illinois
August 26, 1999

    The following consolidated financial statement schedule of PCA for the year ended December 31, 2000 and for the period from April 12, 1999 through December 31, 1999 is included in this report.

Schedule II--Packaging Corporation of America--Valuation and Qualifying
  Accounts.

                                                     ADDITIONS/
                              BALANCE                DEDUCTIONS                 BALANCE
ALLOWANCE FOR DOUBTFUL       BEGINNING   PROVISION      FROM      TRANSLATION    END OF
ACCOUNTS RECEIVABLE           OF YEAR    (BENEFIT)   RESERVES*    ADJUSTMENTS     YEAR
-------------------          ---------   ---------   ----------   -----------   --------
2000.......................    4,681       5,820       (4,107)          --       6,394
April 12, 1999 through
  December 31, 1999........    3,947       1,833       (1,099)          --       4,681

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

(b) REPORTS ON FORM 8-K

    PCA did not file any Reports on Form 8-K during the period covered by this report.

(c) EXHIBITS

    EXHIBIT
     NUMBER    DESCRIPTION
    --------   -----------
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

    EXHIBIT
     NUMBER    DESCRIPTION
    --------   -----------
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

     10.18     1999 Long-Term Equity Incentive Plan, effective as of
               October 19, 1999.*(1)

     10.19     Management Equity Agreement, dated as of June 1, 1999, among
               PCA, Paul T. Stecko and the Paul T. Stecko 1999 Dynastic
               Trust.*(2)

     10.20     Form of Management Equity Agreement, dated as of June 1,
               1999, among PCA and the members of management party thereto.*(2)

     10.21     Memorandum Regarding Special Retention Bonus, dated as of
               April 16, 1999, from PCA to William J. Sweeney.*(2)

    EXHIBIT
     NUMBER    DESCRIPTION
    --------   -----------
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

     23.1      Consent of Arthur Andersen LLP.

     23.2      Consent of Ernst & Young LLP.

     24.1      Powers of Attorney.

------------------------

*   Management contract or compensatory plan or arrangement.

(1) Incorporated herein by reference to the same numbered exhibit to PCA's Registration Statement on Form S-1 (Registration No. 333-86963).

(2) Incorporated herein by reference to the same numbered exhibit to PCA's Registration Statement on Form S-4 (Registration No. 333-79511).

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 27, 2001.

                                                      Packaging Corporation of America

                                                      By:  /s/ RICHARD B. WEST
                                                           --------------------------------------------
                                                           Name: Richard B. West
                                                           Title: Chief Financial Officer, Vice
                                                           President and Corporate Secretary

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 27, 2001.

                    SIGNATURE                                           TITLE
                    ---------                                           -----
               /s/ PAUL T. STECKO*                  Chairman of the Board and Chief Executive
   -------------------------------------------      Officer (Principal Executive Officer)
                  Paul T. Stecko

               /s/ RICHARD B. WEST                  Chief Financial Officer, Vice President and
   -------------------------------------------      Corporate Secretary (Principal Financial and
                 Richard B. West                    Accounting Officer)

               /s/ HENRY F. FRIGON*
   -------------------------------------------      Director
                 Henry F. Frigon

              /s/ LOUIS A. HOLLAND*
   -------------------------------------------      Director
                 Louis A. Holland

              /s/ JUSTIN S. HUSCHER*
   -------------------------------------------      Director
                Justin S. Huscher

              /s/ SAMUEL M. MENCOFF*
   -------------------------------------------      Director
                Samuel M. Mencoff

             /s/ THOMAS S. SOULELES*
   -------------------------------------------      Director
                Thomas S. Souleles

            /s/ RAYFORD K. WILLIAMSON*
   -------------------------------------------      Director
              Rayford K. Williamson

------------------------

*By:                   /s/ RICHARD B. WEST
             --------------------------------------
                         Richard B. West
                       (ATTORNEY-IN-FACT)

                         INDEX TO FINANCIAL STATEMENTS

PACKAGING CORPORATION OF AMERICA CONSOLIDATED FINANCIAL
  STATEMENTS AS OF DECEMBER 31, 2000 AND 1999
  Report of Ernst & Young LLP, independent public
    accountants.............................................     F-2
  Consolidated balance sheets as of December 31, 2000 and
    1999....................................................     F-3
  Consolidated statements of income for the year ended
    December 31, 2000 and the period from January 25, 1999
    (date of incorporation) through December 31, 1999.......     F-4
  Consolidated statements of changes in stockholders' equity for the year ended December 31, 2000 and the period
    from January 25, 1999 (date of incorporation) through
    December 31, 1999.......................................     F-5
  Consolidated statements of cash flows for the year ended
    December 31, 2000 and the period from January 25, 1999
    (date of incorporation) through December 31, 1999.......     F-6
  Notes to consolidated financial statements................     F-7
THE CONTAINERBOARD GROUP (A DIVISION OF TENNECO
  PACKAGING INC.) COMBINED FINANCIAL STATEMENTS AS OF APRIL
  11, 1999
  Report of Arthur Andersen LLP, independent public
    accountants.............................................    F-27
  Combined statement of assets, liabilities and
    interdivision account as of April 11, 1999..............    F-28
  Combined statement of revenues, expenses and interdivision account for the period January 1, 1999 through April 11,
    1999....................................................    F-29
  Combined statement of cash flows for the period January 1,
    1999 through April 11, 1999.............................    F-30
  Notes to combined financial statements....................    F-31
THE CONTAINERBOARD GROUP (A DIVISION OF TENNECO PACKAGING
  INC.) COMBINED FINANCIAL STATEMENTS AS OF DECEMBER 31,
  1998, 1997 AND 1996
  Report of Arthur Andersen LLP, independent public
    accountants.............................................    F-47
  Combined statements of assets, liabilities and
    interdivision account as of December 31, 1998, 1997 and
    1996....................................................    F-48
  Combined statements of revenues, expenses and
    interdivision account for the years ended December 31,
    1998, 1997 and 1996.....................................    F-49
  Combined statements of cash flows for the years ended
    December 31, 1998, 1997 and 1996........................    F-50
  Notes to combined financial statements....................    F-52

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

Board of Directors and Shareholders of Packaging Corporation of America:

    We have audited the accompanying consolidated balance sheets of Packaging Corporation of America as of December 31, 2000 and 1999 and the related consolidated statements of income, changes in shareholders' equity and cash flows for the year ended December 31, 2000 and the period from January 25, 1999 (date of incorporation) to December 31, 1999. Our audit also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of Packaging Corporation of America management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Packaging Corporation of America at December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for the year ended December 31, 2000 and the period from January 25, 1999 to December 31, 1999 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                        Ernst & Young LLP

Chicago, Illinois
January 19, 2001

                        PACKAGING CORPORATION OF AMERICA
                          CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 2000 AND 1999

                                                                 2000         1999
                                                              ----------   ----------
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                           ASSETS
Current assets:
  Cash and cash equivalents.................................  $    7,892   $   10,300
  Accounts receivable, net of allowance for doubtful
    accounts of $6,394 and $4,681 as of December 31, 2000
    and 1999, respectively..................................     215,389      208,356
  Notes receivable..........................................         605          698
  Inventories...............................................     159,712      164,919
  Prepaid expenses and other current assets.................       5,755        8,802
  Deferred income taxes.....................................      14,356        8,411
                                                              ----------   ----------
    TOTAL CURRENT ASSETS....................................     403,709      401,486
Timber and timberlands, at cost, less depletion.............       3,339      187,896
Property, plant and equipment, net..........................   1,452,651    1,460,024
Intangible assets, net of accumulated amortization of $1,380 and $1,154 as of December 31, 2000 and 1999,
  respectively..............................................       1,758        1,532
Other long-term assets......................................      80,655      102,270
                                                              ----------   ----------
    TOTAL ASSETS............................................  $1,942,112   $2,153,208
                                                              ==========   ==========
            LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt.........................  $      239   $      829
  Accounts payable..........................................     113,701      127,365
  Accrued interest..........................................      15,438       13,633
  Accrued liabilities.......................................      89,170       85,643
                                                              ----------   ----------
    TOTAL CURRENT LIABILITIES...............................     218,548      227,470
Long-term liabilities:
  Long-term debt............................................     869,175    1,329,202
  Deferred income taxes.....................................     151,728       69,804
  Other liabilities.........................................      15,237        7,511
                                                              ----------   ----------
    TOTAL LONG-TERM LIABILITIES.............................   1,036,140    1,406,517
Mandatorily redeemable preferred stock (liquidation
  preference $100 per share, 3,000,000 shares authorized, 0
  shares and 1,058,094 shares issued and outstanding as of
  December 31, 2000 and 1999, respectively).................          --      102,522
Shareholders' equity:
  Junior preferred stock (liquidation preference $1.00 per
    share, 100 shares authorized, 0 shares and 100 shares
    issued and outstanding as of December 31, 2000 and 1999,
    respectively)...........................................          --           --
  Common stock (par value $.01 per share, 300,000,000 shares authorized, 106,248,138 shares and 94,600,000 shares
    issued and outstanding as of December 31, 2000 and 1999,
    respectively)...........................................       1,062          946
Additional paid in capital..................................     512,208      384,549
Retained earnings...........................................     174,468       31,204
Common stock held in treasury, at cost (27,470 shares at
  December 31, 2000)........................................        (314)          --
                                                              ----------   ----------
    TOTAL SHAREHOLDERS' EQUITY..............................     687,424      416,699
                                                              ----------   ----------
    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..............  $1,942,112   $2,153,208
                                                              ==========   ==========

                See notes to consolidated financial statements.

                        PACKAGING CORPORATION OF AMERICA
                       CONSOLIDATED STATEMENTS OF INCOME

                                                              TWELVE MONTHS   JAN. 25, 1999
                                                                  ENDED          THROUGH
                                                              DEC. 31, 2000   DEC. 31, 1999
                                                              -------------   -------------
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net sales...................................................    $1,921,868     $1,317,342
Cost of sales...............................................    (1,422,390)    (1,028,582)
                                                                ----------     ----------
  Gross profit..............................................       499,478        288,760
Selling and administrative expenses.........................      (114,448)       (79,794)
Other income, net...........................................        59,996         11,020
Corporate overhead..........................................       (40,192)       (27,756)
                                                                ----------     ----------
  Income before interest, taxes and extraordinary item......       404,834        192,230
Interest expense, net.......................................      (117,683)      (107,594)
                                                                ----------     ----------
  Income before taxes and extraordinary item................       287,151         84,636
Provision for income taxes..................................      (114,190)       (37,239)
                                                                ----------     ----------
  Income before extraordinary item..........................       172,961         47,397
Extraordinary item, net of tax..............................       (11,060)        (6,897)
                                                                ----------     ----------
Net income..................................................       161,901         40,500
Preferred dividends and accretion of preferred stock
  issuance costs............................................       (18,637)        (9,296)
                                                                ----------     ----------
Net income available to common shareholders.................    $  143,264     $   31,204
                                                                ==========     ==========

Weighted average common shares outstanding
  Basic.....................................................       104,890         92,108
  Diluted...................................................       107,518         96,549

Basic earnings per common share:
  Income before extraordinary item..........................    $     1.47     $     0.41
  Extraordinary item........................................         (0.10)         (0.07)
                                                                ----------     ----------

  Net income per common share...............................    $     1.37     $     0.34
                                                                ----------     ----------

Diluted earnings per common share:
  Income before extraordinary item..........................    $     1.43     $     0.39
  Extraordinary item........................................         (0.10)         (0.07)
                                                                ----------     ----------

  Net income per common share...............................    $     1.33     $     0.32
                                                                ==========     ==========

                See notes to consolidated financial statements.

                        PACKAGING CORPORATION OF AMERICA
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
            FOR THE PERIOD JANUARY 25, 1999 (DATE OF INCORPORATION)
                           THROUGH DECEMBER 31, 2000

                                         JUNIOR
                                     PREFERRED STOCK           COMMON STOCK          TREASURY STOCK       ADDITIONAL
                                  ---------------------   ----------------------   -------------------       PAID        RETAINED
                                   SHARES      AMOUNT       SHARES       AMOUNT     SHARES     AMOUNT     IN CAPITAL     EARNINGS
(IN THOUSANDS EXCEPT SHARE DATA)  --------   ----------   -----------   --------   --------   --------   -------------   ---------
Balance at January 25, 1999....       --     $     --              --    $   --         --     $  --       $      --     $      --
  Pactiv contribution of assets
    to PCA.....................       --           --         193,500         2         --        --         399,323            --
  Payment to Pactiv............       --           --              --        --         --        --        (246,500)           --
  Investment by PCA Holdings...       --           --         236,500         2         --        --         236,500            --
  Issuance of junior preferred
    stock......................      100           --              --        --         --        --              --            --
  Non-financing transaction
    costs......................       --           --              --        --         --        --         (23,832)           --
  Post-closing adjustment to
    contribution of assets.....       --           --              --        --         --        --          20,000            --
  220-for-one common stock
    split......................       --           --      94,170,000       942         --        --            (942)           --
  Net income...................       --           --              --        --         --        --              --        40,500
  Dividends declared on
    preferred stock............       --           --              --        --         --        --              --        (9,084)
  Accretion of preferred stock
    costs......................       --           --              --        --         --        --              --          (212)
                                    ----     ----------   -----------    ------    -------     -----       ---------     ---------
Balance at December 31, 1999...      100     $     --      94,600,000    $  946         --     $  --       $ 384,549     $  31,204
                                    ----     ----------   -----------    ------    -------     -----       ---------     ---------
  Net income...................       --           --              --        --         --        --              --       161,901
  Initial public offering......       --           --      11,250,000       112         --        --         125,852            --
  Redemption of preferred
    stock......................       --           --              --        --         --        --              --       (16,266)
  Dividends declared on
    preferred stock............       --           --              --        --         --        --              --        (2,291)
  Accretion of preferred stock
    costs......................       --           --              --        --         --        --              --           (80)
  Stock options................       --           --         398,138         4         --        --           1,807            --
  Treasury stock...............       --           --              --        --    (27,470)     (314)             --            --
  Buyout of preferred stock....     (100)          --              --        --         --        --              --            --
                                    ----     ----------   -----------    ------    -------     -----       ---------     ---------
Balance at December 31, 2000...       --     $     --     106,248,138    $1,062    (27,470)    $(314)      $ 512,208     $ 174,468
                                    ====     ==========   ===========    ======    =======     =====       =========     =========


                                      TOTAL
                                  SHAREHOLDERS'
                                      EQUITY
(IN THOUSANDS EXCEPT SHARE DATA)  --------------
Balance at January 25, 1999....     $      --
  Pactiv contribution of assets
    to PCA.....................       399,325
  Payment to Pactiv............      (246,500)
  Investment by PCA Holdings...       236,502
  Issuance of junior preferred
    stock......................            --
  Non-financing transaction
    costs......................       (23,832)
  Post-closing adjustment to
    contribution of assets.....        20,000
  220-for-one common stock
    split......................            --
  Net income...................        40,500
  Dividends declared on
    preferred stock............        (9,084)
  Accretion of preferred stock
    costs......................          (212)
                                    ---------
Balance at December 31, 1999...     $ 416,699
                                    ---------
  Net income...................       161,901
  Initial public offering......       125,964
  Redemption of preferred
    stock......................       (16,266)
  Dividends declared on
    preferred stock............        (2,291)
  Accretion of preferred stock
    costs......................           (80)
  Stock options................         1,811
  Treasury stock...............          (314)
  Buyout of preferred stock....            --
                                    ---------
Balance at December 31, 2000...     $ 687,424
                                    =========

                See notes to consolidated financial statements.

                        PACKAGING CORPORATION OF AMERICA
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              TWELVE MONTHS   JAN. 25, 1999
                                                                  ENDED          THROUGH
                                                              DEC. 31, 2000   DEC. 31, 1999
                                                              -------------   -------------
(IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income..................................................     $161,901       $ 40,500
                                                                 --------       --------
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Depreciation, depletion and amortization..................      140,841        105,935
  Amortization of financing costs...........................        7,375          6,299
  Extraordinary loss--early debt extinguishment.............       11,060          6,897
  Increase in deferred income taxes.........................       83,276         33,228
  Undistributed earnings of affiliated companies............         (444)           597
  Gain on sale of timberlands...............................      (60,414)       (12,157)
  Gain on disposal of property, plant and equipment.........       (1,895)          (947)
  Other, net................................................        2,811          1,320
Changes in components of working capital:
  (Increase) decrease in current assets--
    Accounts receivable.....................................       (6,940)       (30,007)
    Inventories.............................................        5,207         (5,625)
    Prepaid expenses and other..............................        2,443         (3,379)
  Increase (decrease) in current liabilities--
    Accounts payable........................................      (13,663)        54,738
    Accrued liabilities.....................................        7,490         57,049
                                                                 --------       --------
      NET CASH PROVIDED BY OPERATING ACTIVITIES.............      339,048        254,448
                                                                 --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment................     (128,991)       (88,938)
  Additions to other long term assets.......................       (4,748)        (5,302)
  Proceeds from disposals of property, plant and
    equipment...............................................        3,249          1,347
  Proceeds from timberlands sales...........................      247,936        263,255
  Payment to Pactiv for contribution of assets..............           --       (246,500)
  Investments in joint venture..............................         (500)            --
  Other, net................................................        1,955           (230)
                                                                 --------       --------
      NET CASH PROVIDED BY (USED FOR) INVESTING
        ACTIVITIES..........................................      118,901        (76,368)
                                                                 --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from preferred stock.............................           --         96,500
  Redemption of preferred stock.............................     (124,432)            --
  Proceeds from long-term debt issued.......................      142,605          9,619
  Payments on long-term debt................................     (602,826)      (440,075)
  Proceeds from initial public offering.....................      126,364             --
  Financing costs...........................................       (3,565)       (90,324)
  Proceeds from post-closing adjustment.....................           --         20,000
  Proceeds from issuance of common stock to PCA Holdings....           --        236,500
  Purchases of treasury stock...............................         (314)            --
  Issuance of common stock upon exercise of stock options...        1,811             --
                                                                 --------       --------
      NET CASH USED FOR FINANCING ACTIVITIES................     (460,357)      (167,780)
                                                                 --------       --------
NET INCREASE (DECREASE) IN CASH.............................       (2,408)        10,300
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD..............       10,300             --
                                                                 --------       --------
CASH AND CASH EQUIVALENTS, END OF PERIOD....................     $  7,892       $ 10,300
                                                                 ========       ========

                See notes to consolidated financial statements.

                        PACKAGING CORPORATION OF AMERICA

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 2000

1. BASIS OF PRESENTATION

    Packaging Corporation of America ("PCA" or the "Company") was incorporated on January 25, 1999 pursuant to the General Corporation Law of the State of Delaware. PCA was formed to acquire the containerboard and corrugated packaging products business (the "Group") of Pactiv Corporation, formerly known as Tenneco Packaging Inc., a wholly owned subsidiary of Tenneco Inc. PCA had no operations from the date of incorporation on January 25, 1999 to April 11, 1999.

    On April 12, 1999, Pactiv Corporation ("Pactiv") sold the Group to PCA for $2.2 billion. The Group is the predecessor to PCA. The $2.2 billion purchase price paid to Pactiv for the Group consisted of $246.5 million in cash, the assumption of $1.8 billion of debt incurred by Pactiv immediately prior to closing, and the issuance of a 45% common equity interest in PCA. PCA Holdings, an entity organized and controlled by Madison Dearborn Partners, LLC, acquired the remaining 55% common equity interest in PCA for $236.5 million in cash. These events are collectively referred to as the "Transactions." Because significant veto rights were retained by Pactiv, the carryover basis of accounting was used and no goodwill was recognized. Fees of $23.8 million were incurred as part of the Transactions and were recorded as a charge to shareholders' equity.

    On August 25, 1999, PCA Holdings and Pactiv agreed that the acquisition consideration should be reduced as a result of a post-closing price adjustment by $20.0 million. On September 23, 1999, Pactiv paid PCA $20.7 million, representing the $20.0 million adjustment and $0.7 million of interest through the date of payment by Pactiv.

    The Company is comprised of mills and corrugated products operations. The mill operations (the "Mills") consist of two Kraft linerboard mills located in Counce, Tennessee, and Valdosta, Georgia, and two medium mills located in Filer City, Michigan, and Tomahawk, Wisconsin. The Mills also include two recycling centers located in Nashville, Tennessee, and a recycling center located in Jackson, Tennessee. The Company leases the cutting rights to approximately 140,000 acres of timberland as of December 31, 2000. The Mills transfer the majority of their output to PCA's corrugated products operations ("Corrugated").

    PCA's corrugated operations consist of 65 corrugated products plants, a supply services group, a technical and development center, and five graphic design centers. All plants are located in North America. Corrugated combines linerboard and medium (primarily from the Mills) into sheets that are converted into corrugated shipping containers, point-of-sale graphics packaging, point-of-purchase displays and other specialized packaging. Corrugated sells to diverse customers primarily in North America.

2. SUMMARY OF ACCOUNTING POLICIES

BASIS OF CONSOLIDATION

    The accompanying consolidated financial statements of Packaging Corporation of America include all majority-owned subsidiaries. The Company has two joint ventures that are carried under the equity method. All significant intercompany transactions have been eliminated.

                        PACKAGING CORPORATION OF AMERICA

                               DECEMBER 31, 2000

2. SUMMARY OF ACCOUNTING POLICIES (CONTINUED)
USE OF ESTIMATES

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

INVENTORIES

    Raw materials, work in process and finished goods are valued using the lower of last-in, first-out ("LIFO") cost or market method. Supplies and materials inventories are valued using a moving average cost. All inventories are stated at the lower of cost or market. Inventories valued using the LIFO method comprised 77% and 76% of inventories at current cost at December 31, 2000 and December 31, 1999, respectively.

    The components of inventories are as follows:

                                                              DECEMBER 31
                                                          -------------------
                                                            2000       1999
                                                          --------   --------
(IN THOUSANDS)
Raw materials...........................................  $ 71,256   $ 74,881
Work in process.........................................     5,908      5,021
Finished goods..........................................    56,157     56,049
Supplies and materials..................................    51,222     50,666
                                                          --------   --------
Inventories at FIFO cost................................   184,543    186,617
Excess of FIFO over LIFO cost...........................   (24,831)   (21,698)
                                                          --------   --------
  Inventory, net........................................  $159,712   $164,919
                                                          ========   ========

PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment and timber and timberlands are recorded at cost.

                        PACKAGING CORPORATION OF AMERICA

                               DECEMBER 31, 2000

2. SUMMARY OF ACCOUNTING POLICIES (CONTINUED)
    Property, plant and equipment by major classification are as follows:

                                                             DECEMBER 31
                                                       -----------------------
                                                          2000         1999
                                                       ----------   ----------
(IN THOUSANDS)
Land.................................................  $   64,348   $   62,303
Buildings............................................     296,842      287,404
Machinery and equipment..............................   1,964,340    1,873,156
Other, including construction in progress............      82,106       79,693
                                                       ----------   ----------
Property, plant and equipment, at cost...............   2,407,636    2,302,556
Less: Accumulated depreciation.......................    (954,985)    (842,532)
                                                       ----------   ----------
  Property, plant and equipment, net.................  $1,452,651   $1,460,024
                                                       ==========   ==========

    The amount of interest capitalized related to construction in progress was approximately $0.6 million for the year ended December 31, 2000 and $0.1 million for the period April 12, 1999 through December 31, 1999.

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

OTHER LONG-TERM ASSETS

    PCA has capitalized certain costs related to obtaining its financing. These costs are amortized to interest expense using the effective interest rate method over the terms of the senior credit facility and senior subordinated notes, which range from seven years to nine years. Deferred financing costs were $29.0 million and $50.6 million as of December 31, 2000 and December 31, 1999, respectively.

                        PACKAGING CORPORATION OF AMERICA

                               DECEMBER 31, 2000

2. SUMMARY OF ACCOUNTING POLICIES (CONTINUED)
    PCA also capitalizes certain costs related to the purchase and development of software which is used in its business operations. The costs attributable to these software systems are amortized over their estimated useful lives based on various factors such as the effects of obsolescence, technology and other economic factors.

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

REVENUE RECOGNITION

    The Company recognizes revenue as title to the products is transferred to customers. In 2000, the Company adopted EITF 00-10, "Accounting for Shipping and Handling Fees and Costs."

    Shipping and handling costs are included in cost of sales. Shipping and handling billings to a customer in a sales transaction are included in revenue. Prior year amounts have been reclassed to conform to this treatment.

RESEARCH AND DEVELOPMENT

    Research and development costs are expensed as incurred. The amount charged was $3.4 million and $2.5 million for the year ended December 31, 2000 and for the period from April 12, 1999 through December 31, 1999, respectively.

                        PACKAGING CORPORATION OF AMERICA

                               DECEMBER 31, 2000

2. SUMMARY OF ACCOUNTING POLICIES (CONTINUED)
FREIGHT TRADES

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

NEW ACCOUNTING PRONOUNCEMENTS

    In June, 1998, Financial Accounting Standards No. 133 ("FAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities" was issued and is effective for the Company January 1, 2001. FAS No. 133, as amended by FAS
No. 138, requires the Company to recognize all derivatives as either assets or liabilities and to measure those instruments at fair value. It further provides criteria for derivative instruments to be designated as fair value, cash flow or foreign currency hedges and establishes respective accounting standards for reporting changes in the fair value of the derivative instruments. Upon adoption, the Company will be required to adjust hedging instruments to fair value in the balance sheet and recognize the offsetting gains or losses as adjustments to be reported in net income or other comprehensive income, as appropriate. The adoption of FAS No. 133 on January 1, 2001, did not have a material impact on the Company's consolidated financial position or results of operations.

RECLASSIFICATIONS

    Prior year's financial statements have been reclassified where appropriate to conform with current year presentation.

3. EARNINGS PER SHARE

    All share and per share data included in the accompanying consolidated financial statements have been adjusted to reflect a 220-for-one-split of the Company's common stock which became effective on October 19, 1999.

                        PACKAGING CORPORATION OF AMERICA

                               DECEMBER 31, 2000

3. EARNINGS PER SHARE (CONTINUED)
    The following table sets forth the computation of basic and diluted income per common share for the periods presented.

                                                    JAN. 1, 2000    APRIL 12, 1999
                                                       THROUGH         THROUGH
                                                    DEC. 31, 2000   DEC. 31, 1999
                                                    -------------   --------------
(IN THOUSANDS, EXCEPT PER SHARE DATA)
Numerator:
  Net income available to common stockholders.....    $143,264          $31,204
Denominator:
  Basic common shares outstanding.................     104,890           92,108
Effect of dilutive securities:
  Stock options...................................       2,397            1,949
  Non-vested stock................................         231            2,492
                                                      --------          -------
Dilutive common shares outstanding................     107,518           96,549
Basic income per common share.....................    $   1.37          $  0.34
Diluted income per common share...................    $   1.33          $  0.32

4. ACCRUED LIABILITIES

    The components of accrued liabilities are as follows:

                                                                DECEMBER 31
                                                            -------------------
                                                              2000       1999
                                                            --------   --------
(IN THOUSANDS)
Benefits..................................................  $21,695    $21,318
Vacation and holiday pay..................................   11,586     11,399
Other.....................................................   55,889     52,926
                                                            -------    -------
  Total...................................................  $89,170    $85,643
                                                            =======    =======

5. EMPLOYEE BENEFIT PLANS AND OTHER POSTRETIREMENT BENEFITS

    In connection with the Transactions, PCA and Pactiv entered into a human resources agreement which, among other items, granted PCA employees continued participation in the Pactiv pension and welfare plans for a period of up to five years following the closing of the Transactions for an agreed upon fee. For salaried employees, PCA will pay Pactiv $4.0 million in the first and second years, $6.0 million in the third year, $8.0 million in the fourth year, and $10.0 million in the fifth year following the closing date of the Transactions. For hourly employees, PCA will pay Pactiv $1.2 million per year through December 31, 2000 and then $4.5 million per year for two additional years. These amounts can be adjusted if there are material increases in the pension costs to Pactiv. The fees paid to Pactiv are expensed ratably throughout the year. PCA intends to adopt its own compensation and benefit plans with respect to its employees sometime in the future.

    The Company adopted a supplemental executive retirement plan in 2000 that provides supplemental pension benefits for certain executive officers of the Company. Benefits are based upon

                        PACKAGING CORPORATION OF AMERICA

                               DECEMBER 31, 2000

5. EMPLOYEE BENEFIT PLANS AND OTHER POSTRETIREMENT BENEFITS (CONTINUED) years of service and the highest three year average of compensation. The benefit obligation and pension costs were not significant.

    PCA also provides certain medical benefits for retired employees and certain medical and life insurance benefits for certain terminated employees. For salaried employees, the plan covers employees retiring from PCA on or after attaining age 55 who have had at least 10 years service with PCA after attaining age 45. For hourly employees, the postretirement medical coverage, where applicable, is available according to the eligibility provisions in effect at the employee's work location. Per the human resources agreement referred to above, Pactiv retained the liability relating to retiree medical and life benefits for PCA employees who had retired on or before the closing date of the Transactions or who will retire within two years of that date. Any postretirement liability recorded on PCA's balance sheet relates to active employees only.

    Financial data pertaining to the Company's postretirement benefit plan follow:

                                                                 POSTRETIREMENT PLAN
                                                              -------------------------
                                                                             APRIL 12,
                                                              JAN. 1, 2000      1999
                                                                THROUGH       THROUGH
                                                                DEC. 31,      DEC. 31,
                                                                  2000          1999
                                                              ------------   ----------
(IN THOUSANDS)
Change in benefit obligation:
  Benefit obligation at beginning of period.................     $ 4,044      $ 4,007
  Service cost..............................................         587          441
  Interest cost.............................................         304          210
  Plan amendments...........................................          --           --
  Actuarial loss (gain).....................................         341         (614)
                                                                 -------      -------
  Benefit obligation at September 30........................     $ 5,276      $ 4,044
                                                                 -------      -------
Plan assets at fair value at September 30...................     $    --      $    --
                                                                 =======      =======

Development of net amount recognized:
  Funded status at September 30.............................     $(5,276)     $(4,044)
  Unrecognized cost:
    Actuarial loss (gain)...................................        (479)        (849)
    Prior service cost......................................          --           --
    Transition liability (asset)............................          --           --
                                                                 -------      -------
  Accrued benefit recognized at December 31.................     $(5,755)     $(4,893)
                                                                 =======      =======
Components of net periodic benefit cost:
  Service cost for benefits earned during the year..........     $   587      $   441
  Interest cost on accumulated postretirement benefit
    obligation..............................................         304          210
  Net amortization of unrecognized amounts..................         (29)          (2)
                                                                 -------      -------
  Net periodic pension and postretirement benefit cost......     $   862      $   649
                                                                 =======      =======

                        PACKAGING CORPORATION OF AMERICA

                               DECEMBER 31, 2000

5. EMPLOYEE BENEFIT PLANS AND OTHER POSTRETIREMENT BENEFITS (CONTINUED)
    The accrued postretirement benefit cost has been recorded based upon certain actuarial estimates as of September 30, 2000 and 1999, as shown below. These estimates are subject to revision in future periods given new facts or circumstances.

                                                                    POSTRETIREMENT PLAN
                                                                ---------------------------
                                                                  2000               1999
                                                                --------           --------
  Discount rate.............................................      7.5%               7.5%
  Health care cost trend rate...............................      5.0%               5.0%

    Increasing the assumed health care cost trend rate by one percentage point would increase the 2000 postretirement benefit obligation by approximately $0.4 million and would increase the net postretirement benefit cost by approximately $0.1 million.

    On February 1, 2000, the Company adopted two defined contribution benefit plans that cover all full-time salaried employees and certain hourly employees at several of the Company's facilities. Employees can make voluntary contributions in accordance with the provisions of their respective plan. The Company expensed $6.1 million for matching contributions during 2000.

6. LONG-TERM DEBT

    A summary of long-term debt is set forth in the following table:

                                                                   DECEMBER 31
                                                              ---------------------
                                                                2000        1999
                                                              --------   ----------
(IN THOUSANDS)
Senior credit facility--
  Term Loan A, effective interest rate of 8.26% and 8.70% at
    December 31, 2000 and 1999, respectively, due in varying
    quarterly installments through June 30, 2006............  $122,371   $  296,148
  Term Loan B, effective interest rate of 8.67% and 9.20% as of December 31, 2000 and 1999, respectively, due in
    varying quarterly installments through June 30, 2007....    54,629      241,426
  Term Loan C, effective interest rate of 9.45% as of
    December 31, 1999, due in varying quarterly
    installments through April 12, 2008.....................        --      241,426
Three-year revolving credit agreement, effective interest
  rate of 6.95% as of December 31, 2000, due November 29,
  2003......................................................   142,000           --
Senior subordinated notes, interest at 9.625% payable
  semi-annually, due April 1, 2009..........................   550,000      550,000
Other.......................................................       414        1,031
                                                              --------   ----------
  Total.....................................................   869,414    1,330,031
Less: Current portion.......................................       239          829
                                                              --------   ----------
  Total long-term debt......................................  $869,175   $1,329,202
                                                              ========   ==========

                        PACKAGING CORPORATION OF AMERICA

                               DECEMBER 31, 2000

6. LONG-TERM DEBT (CONTINUED)
    Additional information regarding PCA's variable rate debt is shown below:

                                                                WEIGHTED-AVERAGE
                                                                 INTEREST RATE             APPLICABLE MARGIN
                                                             ----------------------      ----------------------
                                                                  DECEMBER 31                 DECEMBER 31
                                                             ----------------------      ----------------------
                                                               2000          1999          2000          1999
                                                             --------      --------      --------      --------
LIBOR based debt:
Senior credit facility
  Term Loan A..........................................         6.76%         5.95%         1.50%         2.75%
  Term Loan B..........................................         6.67%         5.95%         2.00%         3.25%
  Term Loan C..........................................          N/A          5.95%          N/A          3.50%
Commercial paper based debt:
Three-year revolving credit agreement..................         6.60%          N/A          0.35%          N/A

    Since April 12, 1999, PCA has made voluntary prepayments totaling approximately $900.0 million using excess cash and proceeds from the sale of certain timberlands to permanently reduce its borrowings under the term loans. As a result of these prepayments, PCA recorded a charge of $18.4 million
($11.1 million after tax) and $11.4 million ($6.9 million after tax), respectively, as an early extinguishment of debt in December, 2000 and 1999. No quarterly installments will be required under any of the term loans until December 31, 2002.

    As of December 31, 2000, annual principal payments for debt during the next five years are: $0.2 million (2001), $7.6 million (2002), $175.4 million (2003),
$36.4 million (2004), $37.5 million (2005), and $612.1 million (2006 and thereafter).

    Interest payments in connection with the Company's debt obligations for the year ended December 31, 2000 and for the period from April 12, 1999 through December 31, 1999 amounted to $112.6 million and $89.5 million, respectively.

    On June 29, 2000, the Company completed the refinancing of its senior credit facility. The new refinancing lowered the Company's margins over LIBOR on Term Loans A and B and eliminated Term Loan C, resulting in an average margin reduction of about 100 basis points. The Company incurred approximately
$3.6 million in bank syndication and arrangement fees, which were rolled into the current debt structure.

    On November 29, 2000, PCA entered into a three-year, $150.0 million revolving credit facility in connection with the securitization of trade receivables. The facility is secured by the Company's receivables and bears interest at a floating rate based upon commercial paper plus an allowed margin under the agreement. Proceeds received of $142.0 million were used to repay the Term Loans. In connection with the securitization transaction, PCA established Packaging Credit Company, LLC. This entity services PCA's receivables.

    The senior credit facility is (1) jointly and severally guaranteed by each of PCA's existing subsidiaries and (2) secured by a first priority lien covering substantially all of the owned timberland, mills, plants and other facilities and substantially all tangible and intangible personal property of PCA and its domestic subsidiaries and by a pledge of all of the capital stock of PCA's domestic subsidiaries. In addition, the senior credit facility will also be secured by a pledge of 65% of the capital stock of any

                        PACKAGING CORPORATION OF AMERICA

                               DECEMBER 31, 2000

6. LONG-TERM DEBT (CONTINUED)
first tier foreign subsidiaries that PCA may acquire or form in the future. PCA's future domestic subsidiaries will guarantee the senior credit facility and secure that guarantee with certain of their real property and substantially all of their tangible and intangible personal property.

    PCA's various debt agreements contain various covenants that restrict the ability of PCA and its subsidiaries to incur additional indebtedness, pay dividends or make certain other restricted payments, consummate certain asset sales, incur liens, enter into certain transactions with affiliates, or merge or consolidate with any other person or sell or dispose of all or substantially all of the assets of the Company. They also require PCA to comply with certain financial covenants, including the ratio of earnings before interest, taxes, depreciation, and amortization (EBITDA) to cash interest expense, the ratio of debt to EBITDA, and minimum net worth levels. At December 31, 2000, the Company was in compliance with all of its covenants.

    The Company maintains interest rate collar agreements for its variable rate debt. The interest rate collar agreements protect against rising interest rates while simultaneously guaranteeing minimum interest rates. The notional amount of these collars is $250.0 million and $510.0 million at December 31, 2000 and December 31, 1999, respectively. Approximately 80% of PCA's term loan obligations are capped. The weighted average floor of the interest rate collar agreements is 5.00% and the weighted average ceiling is 6.83%. On November 29, 1999, PCA terminated $180.0 million of interest rate collar agreements and received $1.2 million. On January 14, 2000, PCA terminated $110.0 million of interest rate collar agreements and received $1.9 million. The senior credit facility provides PCA with the right to lock-in LIBOR interest rates for any amount of term loans for one, two, three, or six-month periods. With the approval of the lenders, PCA can lock-in LIBOR interest rates for either a two-week or twelve-month period. The three-year revolving credit facility also provides PCA with the right to lock-in commercial paper interest rates for a one, two, or three-month period.

    A summary of the Company's drawings under credit facilities as of December 31, 2000 follows:

                                              TERM     COMMITMENTS   UTILIZED   AVAILABLE
                                            --------   -----------   --------   ---------
(IN THOUSANDS)
Three-year revolving credit agreement.....      2003    $150,000     $142,000   $  8,000
Senior revolving credit facility..........      2006     150,000           --    150,000
                                                        --------     --------   --------
                                                        $300,000     $142,000   $158,000
                                                        ========     ========   ========

    PCA is required to pay commitment fees on the unused portions of the revolving credit facilities. In December of 1999, PCA reduced the availability under the senior revolving credit facility from $250.0 million to $150.0 million.

    At December 31, 2000 and December 31, 1999, letters of credit amounting to approximately $21.9 million and $19.7 million were outstanding which relate primarily to various environmental obligations, including landfills and solid waste programs, management equity loans, workers' compensation, and equipment leases.

                        PACKAGING CORPORATION OF AMERICA

                               DECEMBER 31, 2000

7. FINANCIAL INSTRUMENTS

    The carrying and estimated fair values of PCA's financial instruments at December 31, 2000 and December 31, 1999 were as follows:

                                                            2000                     1999
                                                   ----------------------   ----------------------
                                                   CARRYING                 CARRYING
                                                    AMOUNT     FAIR VALUE    AMOUNT     FAIR VALUE
                                                   ---------   ----------   ---------   ----------
(IN THOUSANDS)
Short-term assets................................  $ 223,886   $ 223,886    $ 219,354   $ 219,354
Short-term liabilities...........................   (113,701)   (113,701)    (127,365)   (127,365)
Long-term debt--
  Senior credit facility.........................   (177,000)   (177,000)    (779,000)   (779,000)
  9.625% Senior subordinated notes...............   (550,000)   (558,250)    (550,000)   (563,750)
  Three-year revolving credit agreement..........   (142,000)   (142,000)          --          --
  Other..........................................       (414)       (414)      (1,031)     (1,031)
Redeemable preferred stock.......................         --          --     (102,552)   (116,390)
Interest rate collars............................         --        (816)          --       5,638

SHORT-TERM ASSETS AND LIABILITIES

    The fair value of cash and cash equivalents, accounts receivable, notes receivable and accounts payable approximate their carrying amounts due to the short-term nature of these financial instruments.

LONG-TERM DEBT

    The fair value of the senior credit facility and the three-year revolving credit faciltiy approximates their carrying amount due to the variable interest-rate feature of the instruments. The fair value of the senior subordinated notes is based on quoted market prices. The fair values of the remaining debt were considered to be the same as or were not determined to be materially different from the carrying amounts.

REDEEMABLE PREFERRED STOCK

    The fair value of the redeemable preferred stock is based on amounts obtained from investment advisors.

INTEREST RATE COLLARS

    The fair values of the interest rate collars are the amounts at which they could be settled and are estimated by obtaining quotes from banks.

8. MANDATORY REDEEMABLE PREFERRED STOCK

    On April 12, 1999, PCA issued 1,000,000 shares of 12.375% senior exchangeable preferred stock, liquidation preference of $100 per share. Holders of the preferred shares are entitled to receive cumulative dividends paid in cash or in kind at a rate of 12.375% which are paid semi-annually. If PCA fails to pay dividends, holders of the preferred stock will be entitled to elect two additional members to PCA's Board of Directors. Holders of the preferred stock have no voting rights. The preferred stock

                        PACKAGING CORPORATION OF AMERICA

                               DECEMBER 31, 2000

8. MANDATORY REDEEMABLE PREFERRED STOCK (CONTINUED) ranks senior to the common stock. 3,000,000 shares were authorized, and 1,058,094 shares were issued and outstanding as of December 31, 1999. PCA incurred $3.5 million of issuance costs, which are being amortized through 2010 at which time the preferred stock is required to be redeemed.

    PCA used substantially all of the net proceeds from its initial public offering to redeem all outstanding shares of its 12.375% senior exchangeable preferred stock due 2010 (1,058,094 shares as of March 3, 2000) at a redemption price of 112.375% of its liquidation preference, plus accrued and unpaid dividends through March 3, 2000, the date of redemption. The total paid to redeem the senior exchangeable preferred stock was $124.4 million, which included $5.5 million of accrued and unpaid dividends.

9. SHAREHOLDERS' EQUITY

    On April 12, 1999, PCA issued 100 shares of Junior Preferred Stock, liquidation preference of $1.00 per share. Holders of the Junior Preferred Stock are not entitled to receive any dividends or distributions and had, prior to February 2, 2000, the right to elect one director to PCA's Board of Directors. Shares of Junior Preferred Stock may not be reissued after being reacquired in any manner by PCA. On December 20, 2000, PCA redeemed the Junior Preferred Stock.

    In June 1999, PCA entered into management equity agreements with 125 of its management-level employees. Under these agreements, PCA Holdings and Pactiv Corporation sold 3,132,800 shares of common stock to 113 of these employees at $4.55 per share. The stock purchased under the management equity agreements is subject to vesting. The management equity agreements also provide for the grant of options (see Note 16).

    On October 19, 1999, PCA effected a 220-for-one stock split of its common stock which resulted in an increase in the number of shares outstanding from 430,000 to 94,600,000. All historical share numbers for PCA contained in the financial statements and related notes reflect the 220-for-one split.

    On January 28, 2000, PCA became a publicly traded company through the initial public offering of its common stock in which Pactiv Corporation sold 35,000,000 of its 41,160,240 shares of common stock in PCA, and PCA issued an additional 11,250,000 shares. The net proceeds to PCA were approximately
$126.4 million, after deducting underwriting discounts and offering expenses at an initial public offering price of $12.00 per share. PCA utilized these proceeds to redeem its senior exchangeable preferred stock (see Note 8).

10. COMMITMENTS AND CONTINGENCIES

CAPITAL COMMITMENTS

    The Company had authorized capital expenditures of approximately
$37.9 million and $66.3 million as of December 31, 2000 and December 31, 1999, respectively, in connection with the expansion and replacement of existing facilities and equipment.

                        PACKAGING CORPORATION OF AMERICA

                               DECEMBER 31, 2000

10. COMMITMENTS AND CONTINGENCIES (CONTINUED)
LEASE COMMITMENTS

    The Company holds certain of its facilities, equipment, and other assets under long-term leases. The minimum lease payments under non-cancelable operating leases with lease terms in excess of one year are as follows:

(IN THOUSANDS)
2001........................................................   $ 20,832
2002........................................................     17,747
2003........................................................     11,888
2004........................................................      7,481
2005........................................................      5,787
Thereafter..................................................     38,214
                                                               --------
        Total...............................................   $101,949
                                                               ========

    Commitments under capital leases were not significant to the accompanying financial statements. Total rental expense for the year ended December 31, 2000 and for the period from April 12, 1999 through December 31, 1999 was $22.3 million and $15.0 million, respectively. These costs are included primarily in cost of goods sold.

PURCHASE COMMITMENTS

    The Company has entered into various minimum purchase agreements to buy energy over periods ranging from one to five years. Total purchase commitments over the next five years are as follows:

(IN THOUSANDS)
2001........................................................    $ 8,299
2002........................................................      2,597
2003........................................................      2,597
2004........................................................      2,597
2005........................................................         --
                                                                -------
        Total...............................................    $16,090
                                                                =======

    The Company purchased approximately $9.3 million during the year ended December 31, 2000 and $7.8 million during the period from April 12, 1999 through December 31, 1999 under these purchase agreements.

LITIGATION

    The Company is involved in various legal proceedings and litigation arising in the ordinary course of business. In the opinion of management and in-house legal counsel, the outcome of such proceedings and litigation will not materially affect the Company's financial position or results of operations.

                        PACKAGING CORPORATION OF AMERICA

                               DECEMBER 31, 2000

10. COMMITMENTS AND CONTINGENCIES (CONTINUED)
ENVIRONMENTAL LIABILITIES

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

11. INCOME TAXES

    Following is an analysis of the components of consolidated income tax expense (benefit):

                                                      JAN. 1, 2000    APRIL 12, 1999
                                                         THROUGH         THROUGH
                                                      DEC. 31, 2000   DEC. 31, 1999
                                                      -------------   --------------
(IN THOUSANDS)
Current--
  U.S...............................................    $ 30,273         $(16,207)
  State and local...................................       4,074           (1,083)
Deferred--
  U.S...............................................      70,948           44,976
  State and local...................................       8,895            9,553
                                                        --------         --------
        Total provision for taxes...................    $114,190         $ 37,239
                                                        ========         ========

    The effective tax rate varies from the U.S. Federal statutory tax rate principally due to the following:

                                                      JAN. 1, 2000    APRIL 12, 1999
                                                         THROUGH         THROUGH
                                                      DEC. 31, 2000   DEC. 31, 1999
(IN THOUSANDS)                                        -------------   --------------
Provision computed at U.S. Federal statutory rate of
  35%...............................................    $100,503          $29,623
State and local taxes...............................      12,963            4,855
Other...............................................         724            2,761
                                                        --------          -------
        Total.......................................    $114,190          $37,239
                                                        ========          =======

                        PACKAGING CORPORATION OF AMERICA

                               DECEMBER 31, 2000

11. INCOME TAXES (CONTINUED)
    The components of the deferred tax assets (liabilities) were as follows:

                                                            DECEMBER 31
                                                      -----------------------
                                                         2000         1999
                                                      ----------   ----------
(IN THOUSANDS)
Current deferred taxes--
  Accrued liabilities...............................  $   2,313     $  2,255
  Employee benefits and compensation................      8,976        3,777
  Reserve for doubtful accounts.....................      1,675        1,002
  Inventory.........................................      1,307         (223)
  Pensions and postretirement benefits..............         85        1,600
                                                      ---------     --------
Total current deferred taxes........................  $  14,356     $  8,411
                                                      =========     ========
Noncurrent deferred taxes--
  Pension and postretirement benefits...............  $   2,279     $  1,933
  Excess of financial reporting over tax basis in
    plant and equipment.............................   (181,071)     (97,706)
  Accrued liabilities...............................     11,536        4,734
  Asset for alternative minimum tax credits.........     15,528       21,235
                                                      ---------     --------
        Total noncurrent deferred taxes.............  $(151,728)    $(69,804)
                                                      =========     ========

    Cash payments for income taxes were $23.7 million for the year ended December 31, 2000 and $4.1 million for the period April 12, 1999 through December 31, 1999. As of December 31, 2000, the Company has available for income tax purposes approximately $15.5 million in alternative minimum tax credits which may be used to offset future taxable income. As of December 31, 1999, the Company had available approximately $39.0 million in net operating loss carry forwards and minimum tax credits.

12. RELATED PARTY TRANSACTIONS

    PCA purchases pulpwood from Southern Timber Venture, LLC in accordance with the terms of a fiber supply agreement between the two companies which expires December 31, 2017. The price of pulpwood in this agreement is based upon the fair market value of pulpwood and is adjusted annually for any changes in the fair market value of pulpwood. PCA purchased $1.7 million of pulpwood for its Counce, Tennessee and Valdosta, Georgia mills from Southern Timber Venture, LLC during the period from November 16, 2000, through December 31, 2000.

    PCA's sales to Pactiv Corporation are included in the accompanying consolidated financial statements. The net sales to Pactiv Corporation for the year ended December 31, 2000 were $100.5 million. The net sales to Pactiv Corporation for the period April 12, 1999 through December 31, 1999 were approximately $57.4 million. The accounts receivable relating to these sales as of December 31, 2000 and December 31, 1999 were $13.3 million and
$12.3 million, respectively.

    PCA entered into a transition services agreement with Pactiv which provided for the performance of transitional services by Pactiv and its affiliates to PCA that PCA required to operate its business. These services included: payroll, general accounting, tax support, treasury/cash management, insurance/

                        PACKAGING CORPORATION OF AMERICA

                               DECEMBER 31, 2000

12. RELATED PARTY TRANSACTIONS (CONTINUED) risk management, procurement, human resources, telecommunications and information services. The initial term of the transition services agreement was for one year, but was extended by PCA for an additional six month term. During the period April 12, 1999 through December 31, 1999, PCA paid Pactiv
$6.5 million for these services. For the year 2000, PCA paid Pactiv
$2.6 million. As of October 2000, the transition services agreement was terminated.

    Pactiv also agreed to reimburse PCA for up to $5.4 million in expenditures incurred by PCA relating to system enhancement and year 2000 compliance in the transition services agreement. The full $5.4 million was received by PCA during 1999.

    PCA and Pactiv entered into a facility use agreement which provides for PCA's use of a portion of Pactiv's headquarters located in Lake Forest, Illinois and certain building and business services for up to four years following the closing of the transactions. PCA paid Pactiv $2.4 million for the year ended December 31, 2000 and $1.5 million for the period April 12, 1999 through December 31, 1999.

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

    The following table reflects the components of this assumed accrual:

                                     BALANCE                     BALANCE                    BALANCE
                                  APRIL 12, 1999   ACTIVITY   DEC. 31, 1999   ACTIVITY   DEC. 31, 2000
                                  --------------   --------   -------------   --------   -------------
(IN THOUSANDS)
Severance.......................      $1,087        $  819       $  268        $  268        $ --
Facility exit costs.............       1,920           278        1,642         1,489         153
                                      ------        ------       ------        ------        ----
      Total accrual.............      $3,007        $1,097       $1,910        $1,757        $153
                                      ======        ======       ======        ======        ====

    The fixed assets at the closed facilities were written down to their estimated fair value. No significant cash proceeds are expected from the ultimate disposal of these assets. The remaining liability balance at December 31, 2000 will be used for rent payments related to the two closed facilities.

14. SALE OF TIMBERLANDS

    In October and November, 1999, PCA completed the sales of approximately 405,000 acres of timberland. Total proceeds received from the sales were $263.3 million, resulting in a pre-tax gain of $12.2 million.

    On November 16, 2000, PCA completed the sale of approximately 385,000 acres of timberland to Southern Timber Venture, LLC. The Company received
$247.9 million in cash and a 33 1/3% equity ownership interest in Southern Timber Venture, LLC. PCA recorded a pre-tax gain of $60.4 million, and a portion of the gain was not recognized as a result of PCA's continuing ownership interest.

                        PACKAGING CORPORATION OF AMERICA

                               DECEMBER 31, 2000

15. SUMMARIZED COMBINED FINANCIAL INFORMATION ABOUT GUARANTOR SUBSIDIARIES

    The following is summarized aggregated financial information for Packaging Credit Company, LLC, Dahlonega Packaging Corporation, Dixie Container Corporation, PCA Hydro, Inc., PCA Tomahawk Corporation and PCA Valdosta Corporation, each of which was a wholly-owned subsidiary of PCA and included in the Company's consolidated financial statements. Each of these subsidiaries fully, unconditionally, jointly and severally guaranteed $550.0 million in senior subordinated notes issued by PCA in connection with the Transactions. Effective January 1, 2000, Dahlonega Packaging Corporation, PCA Tomahawk Corporation and PCA Valdosta Corporation were merged into PCA. Separate financial statements of the guarantor subsidiaries are not presented because, in the opinion of management, such financial statements are not material to investors.

                                                            NON-GUARANTOR
                                PCA       GUARANTOR SUBS        SUBS         ELIMINATIONS     TOTAL
                             ----------   --------------    -------------    ------------   ----------
(IN THOUSANDS)
2000
Current assets.............  $  192,295      $ 63,501         $207,976        $ (60,063)    $  403,709
Non-current assets.........   1,663,269        65,883               --         (190,749)     1,538,403
                             ----------      --------         --------        ---------     ----------
  Total assets.............   1,855,564       129,384          207,976         (250,812)     1,942,112
Current liabilities........     278,581         1,983              754          (62,770)       218,548
Non-current liabilities....     893,978           162          142,000               --      1,036,140
                             ----------      --------         --------        ---------     ----------
  Total liabilities........   1,172,559         2,145          142,754          (62,770)     1,254,688
                             ----------      --------         --------        ---------     ----------
Net assets.................  $  683,005      $127,239         $ 65,222        $(188,042)    $  687,424
                             ==========      ========         ========        =========     ==========

Net sales..................  $1,921,868      $     --         $     --        $      --     $1,921,868
Pre-tax profit.............     280,075         3,907            1,630            1,539        287,151
Net income.................     155,432         3,884            1,630              955        161,901

                        PACKAGING CORPORATION OF AMERICA

                               DECEMBER 31, 2000

15. SUMMARIZED COMBINED FINANCIAL INFORMATION ABOUT GUARANTOR SUBSIDIARIES (CONTINUED)

                                                            NON-GUARANTOR
                                PCA       GUARANTOR SUBS        SUBS         ELIMINATIONS     TOTAL
                             ----------   --------------   ---------------   ------------   ----------
(IN THOUSANDS)
1999
Current assets.............  $  388,885      $ 12,703         $     --        $    (102)    $  401,486
Non-current assets.........   1,757,326        14,115               --          (19,719)     1,751,722
                             ----------      --------         --------        ---------     ----------
  Total assets.............   2,146,211        26,818               --          (19,821)     2,153,208
  Current liabilities......     226,167         2,902               --           (1,599)       227,470
  Non-current
    liabilities............   1,504,625         4,414               --               --      1,509,039
                             ----------      --------         --------        ---------     ----------
  Total liabilities........   1,730,792         7,316               --           (1,599)     1,736,509
                             ----------      --------         --------        ---------     ----------
Net assets.................  $  415,419      $ 19,502         $     --        $ (18,222)    $  416,699
                             ==========      ========         ========        =========     ==========
Net sales..................  $1,273,401      $ 43,941         $     --        $      --     $1,317,342
Pre-tax profit.............      85,025          (389)              --               --         84,636
Net income.................      40,679          (179)              --               --         40,500

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

    In October 1999, the Company adopted a long-term equity incentive plan, which provides for grants of stock options, stock appreciation rights (SARs), restricted stock and performance awards to directors, officers and employees of PCA, as well as others who engage in services for PCA. Under the plan, which will terminate on June 1, 2009, up to 4,400,000 shares of common stock is available for issuance under the long-term equity incentive plan.

                        PACKAGING CORPORATION OF AMERICA

                               DECEMBER 31, 2000

16. STOCK-BASED COMPENSATION (CONTINUED)
    A summary of the Company's stock option activity, and related information for the year ended December 31, 2000 and 1999 follows:

                                                       WEIGHTED-AVERAGE     OPTIONS     WEIGHTED-AVERAGE
                                            OPTIONS     EXERCISE PRICE    EXERCISABLE    EXERCISE PRICE
                                           ---------   ----------------   -----------   ----------------
Balance, January 25, 1999................         --        $   --                --         $  --
  Granted................................  6,576,460          4.55                --            --
  Exercised..............................         --            --                --            --
  Forfeited..............................     (7,260)         4.55                --            --
                                           ---------        ------         ---------         -----
Balance, December 31, 1999...............  6,569,200        $ 4.55                --         $  --
                                           ---------        ------         ---------         -----
  Granted................................  1,099,700         11.92                --            --
  Exercised..............................   (398,138)         4.55                --            --
  Forfeited..............................    (26,560)         6.88                --            --
                                           ---------        ------         ---------         -----
Balance, December 31, 2000...............  7,244,202        $ 5.66         6,152,802         $4.55
                                           =========        ======         =========         =====

    Summarized below is information about stock options outstanding at December 31, 2000:

                                            OPTIONS OUTSTANDING                      OPTIONS EXERCISABLE
                              -----------------------------------------------   ------------------------------
                                               WEIGHTED-AVG     WEIGHTED-AVG                     WEIGHTED-AVG
    RANGE OF EXERCISE PRICE      NUMBER       REMAINING LIFE   EXERCISE PRICE      NUMBER       EXERCISE PRICE
    -----------------------   -------------   --------------   --------------   -------------   --------------
       4.$55                    6,152,802         8.50             $4.55          6,152,802         $4.55
         $10.44-$12.00          1,091,400         9.42             11.92                 --         --
         -------------          ---------          ----            ------         ---------         ------
         $ 4.55-$12.00          7,244,202         8.64             $5.66          6,152,802         $4.55
         =============          =========          ====            ======         =========         ======

    Black-Scholes option-pricing model assumptions and fair value for these options are shown in the following table:

                                                                   2000           1999
                                                                 --------       --------
Actuarial assumptions
    Risk-free interest rate (%)...........................         6.68         6.65
    Expected life (years).................................            5         5
    Volatility (%)........................................        39.00         NA
    Dividend yield (%)....................................         0.00         NA
Weighted-average fair value ($)...........................         5.36         1.29

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

                        PACKAGING CORPORATION OF AMERICA

                               DECEMBER 31, 2000

16. STOCK-BASED COMPENSATION (CONTINUED)
    As permitted by SFAS No. 123, "Accounting for Stock-Based Compensation," the Company has elected to account for its stock option plan under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and adopt the disclosure only provisions of SFAS No. 123. Under APB No. 25, no compensation costs are recognized because the number of options is fixed and the option exercise price is equal to the fair market price of the common stock on the date of the grant. Under SFAS No. 123, stock options are valued at the grant date using the Black-Scholes valuation model and compensation costs are recognized ratably over the vesting period. Had compensation costs been determined as prescribed by SFAS No. 123, the Company's net earnings and diluted earnings per common share for the year ended
December 31, 2000, and the period January 25, 1999 through December 31, 1999, would have been lower by $5.1 million or $0.05 per diluted common share, and $0.6 million or $0.01 per diluted common share, respectively.

17. QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                               FISCAL QUARTER
                                           ------------------------------------------------------
                                            FIRST      SECOND     THIRD      FOURTH      TOTAL
                                           --------   --------   --------   --------   ----------
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
2000:
Net sales(3).............................  $475,890   $492,372   $487,676   $465,930   $1,921,868
Income before interest, taxes and
  extraordinary item.....................    72,741     88,537     96,568    146,988      404,834
Net income...............................    25,246     33,278     40,009     63,368      161,901
Net income available to common
  shareholders...........................     6,609     33,278     40,009     63,368      143,264
Basic earnings per share.................      0.07       0.31       0.38       0.60         1.37
Diluted earnings per share...............      0.06       0.31       0.37       0.58         1.33
Stock price--high........................     12.19      12.75      13.19      16.81        16.81
Stock price--low.........................      9.25       9.88      10.25      10.88         9.25

1999:(2)
Net sales(3).............................     N/A(1)  $389,277(1) $462,910  $465,155   $1,317,342
Income before interest, taxes and
  extraordinary item.....................     N/A(1)    45,390(1)   63,824    83,016      192,230
Net income...............................     N/A(1)     6,766(1)   14,167    19,567       40,500
Net income available to common
  shareholders...........................     N/A(1)     4,088     11,036     16,080       31,204
Basic earnings per share.................     N/A(1)      0.04(1)     0.12      0.18         0.34
Diluted earnings per share...............     N/A(1)      0.04(1)     0.11      0.17         0.32

------------------------

Notes:

(1) PCA acquired the Group on April 12, 1999. As such, operating results for the period prior to April 12, 1999 have been excluded from PCA's 1999 results.

(2) PCA became a publicly traded company on January 28, 2000, as such, there are no stock prices for 1999.

(3) Net sales have been restated in accordance with EITF Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs".

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

                            THE CONTAINERBOARD GROUP
                     (A DIVISION OF TENNECO PACKAGING INC.)
                        COMBINED STATEMENT OF REVENUES,
                       EXPENSES AND INTERDIVISION ACCOUNT
          FOR THE PERIOD FROM JANUARY 1, 1999, THROUGH APRIL 11, 1999
                                 (IN THOUSANDS)


Net sales...................................................   $ 453,207
Cost of sales...............................................    (387,508)
                                                               ---------
    Gross profit............................................      65,699

Selling and administrative expenses.........................     (30,584)

Impairment loss.............................................    (230,112)

Other expense, net..........................................      (2,207)

Corporate allocations.......................................     (14,890)
                                                               ---------
    Loss before interest, income taxes and extraordinary
      loss..................................................    (212,094)
Interest expense, net.......................................        (221)
                                                               ---------
    Loss before income taxes and extraordinary loss.........    (212,315)

Benefit for income taxes....................................      83,716

Extraordinary loss, net of income tax.......................      (6,327)
                                                               ---------
Net loss....................................................    (134,926)
                                                               ---------

Interdivision account, beginning of period..................     908,392

Interdivision account activity, net.........................    (616,769)
                                                               ---------
Interdivision account, end of period........................   $ 156,697
                                                               =========

Basic and diluted earnings per share (unaudited):
Loss before extraordinary item..............................   $   (1.36)
Extraordinary item..........................................        (.07)
                                                               ---------
Net loss per common share...................................   $   (1.43)
                                                               =========
Weighted average common shares outstanding..................      94,600

The accompanying notes to combined financial statements are an integral part of these statements.

                            THE CONTAINERBOARD GROUP
                     (A DIVISION OF TENNECO PACKAGING INC.)
                        COMBINED STATEMENT OF CASH FLOWS
          FOR THE PERIOD FROM JANUARY 1, 1999, THROUGH APRIL 11, 1999
                                 (IN THOUSANDS)

Cash flows from operating activities:
  Net loss..................................................  $ (134,926)
                                                              ----------
  Adjustments to reconcile net loss to net cash provided by
    operating activities--
    Depreciation, depletion and amortization................      30,905
    Extraordinary loss--early debt extinguishment...........       6,327
    Loss on sale of assets..................................     230,112
    Amortization of deferred gain...........................        (493)
    Increase in deferred income taxes.......................       9,782
    Undistributed earnings of affiliated companies..........        (106)
    Increase in other noncurrent reserves...................          56
                                                              ----------
        Total charges to net income not involving cash......     276,583
                                                              ----------
Changes in noncash components of working capital--
  Working capital transactions, excluding transactions with
    Tenneco and working capital from acquired businesses--
    Decrease (increase) in current assets--
      Accounts and notes receivable.........................      (8,183)
      Inventories, net......................................      (7,514)
      Prepaid expenses and other current assets.............       4,201
    (Decrease) increase in current liabilities--
      Accounts payable......................................      26,996
      Accrued liabilities...................................      (3,508)
                                                              ----------
        Net decrease in noncash components of working
          capital...........................................      11,992
                                                              ----------
        Net cash provided by operating activities...........     153,649
                                                              ----------
Cash flows from investing activities:
  Additions to property, plant and equipment................  (1,128,255)
  Other long-term assets....................................       2,284
  Proceeds from disposals...................................         825
  Other transactions, net...................................       4,001
                                                              ----------
        Net cash used for investing activities..............  (1,121,145)
                                                              ----------
Cash flows from financing activities:
  Proceeds from long-term debt issued.......................   1,760,000
  Payments on long-term debt................................     (27,550)
  Decrease in interdivision account.........................    (616,769)
  Working capital transactions with Tenneco and affiliated
    companies--
    Decrease in receivables from affiliated companies.......       1,353
    Decrease in factored receivables........................    (150,099)
    Increase in accounts payable to affiliated companies....         561
                                                              ----------
        Net cash provided by financing activities...........     967,496
                                                              ----------
Net change in cash
Cash, beginning of period...................................           1
                                                              ----------
Cash, end of period.........................................  $        1
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

                            THE CONTAINERBOARD GROUP
                     (A DIVISION OF TENNECO PACKAGING INC.)

               NOTES TO COMBINED FINANCIAL STATEMENTS (CONTINUED)

                                 APRIL 11, 1999

2. SUMMARY OF ACCOUNTING POLICIES (CONTINUED)
    FREIGHT TRADES

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

    INTANGIBLE ASSETS

    The Group has capitalized certain intangible assets, primarily trademarks and patents, based on their estimated fair value at the date of acquisition. Amortization is provided for these intangible assets

                            THE CONTAINERBOARD GROUP
                     (A DIVISION OF TENNECO PACKAGING INC.)

               NOTES TO COMBINED FINANCIAL STATEMENTS (CONTINUED)

                                 APRIL 11, 1999

2. SUMMARY OF ACCOUNTING POLICIES (CONTINUED) on a straight-line basis over periods ranging from 3 to 10 years. Covenants not to compete are amortized on a straight-line basis over the terms of the respective agreements. Such amortization amounted to $890,000 as of April 11, 1999.

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

                            THE CONTAINERBOARD GROUP
                     (A DIVISION OF TENNECO PACKAGING INC.)

               NOTES TO COMBINED FINANCIAL STATEMENTS (CONTINUED)

                                 APRIL 11, 1999

4. LONG-TERM DEBT

                                                                  AS OF
                                                              APRIL 11, 1999
(IN THOUSANDS)                                                --------------
Senior subordinated notes, interest at 9.625%, payable
  semiannually, due in 2009.................................    $  550,000
Senior credit facility--
  Term loan A, interest at LIBOR plus 2.75%, due in varying
    quarterly installments through 2005.....................       460,000
  Term loan B, interest at LIBOR plus 3.25%, due in varying
    quarterly installments through 2007.....................       375,000
  Term loan C, interest at LIBOR plus 3.50%, due in varying
    quarterly installments through 2008.....................       375,000
Other obligations...........................................           466
                                                                ----------
      Total.................................................     1,760,466
Less--Current portion.......................................        31,841
                                                                ----------
      Total long-term debt..................................    $1,728,625
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

    Actuarially allocated net pension cost for the Group's defined benefit plans, excluding the Retirement Plan, consists of the following components for the year ended December 31, 1998 (in thousands):

Service cost--benefits earned during the year...............  $   3,112
Interest cost on projected benefit obligations..............      6,990
Expected return on plan assets..............................    (11,312)
Amortization of--
  Transition liability......................................       (164)
  Unrecognized loss.........................................         --
  Prior service cost........................................        908
                                                              ---------
    Net pension income......................................  $    (466)
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

    The April 11, 1999, fair market value of the options granted was calculated using Tenneco's stock price at the grant date and multiplying the amount by the historical percentage of past Black-Scholes pricing values fair value (approximately 25%). The fair value of each stock option issued by Tenneco to the Group in prior periods was estimated on the date of grant using the Black-Sholes option pricing model using the following ranges of weighted average assumptions for grants during the past three

                            THE CONTAINERBOARD GROUP
                     (A DIVISION OF TENNECO PACKAGING INC.)

               NOTES TO COMBINED FINANCIAL STATEMENTS (CONTINUED)

                                 APRIL 11, 1999

5. PENSION AND OTHER BENEFIT PLANS (CONTINUED) years: (a) risk-free interest rate ranging from 5.7% to 6.7%, (b) expected lives ranging from 5.0 years to 19.7 years, (c) expected volatility ranging from 24.6% to 27.8%, and (d) dividend yields ranging from $10.91 to $13.99.

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
                                                              ========

    The net periodic postretirement benefit costs as determined by actuaries for hourly employees for 1998 consist of the following components (in thousands):

Service cost................................................   $ 159
Interest cost...............................................   1,024
Amortization of net (gain) loss.............................    (138)
Amortization of prior service cost..........................    (293)
                                                               -----
  Net periodic postretirement benefit cost..................   $ 752
                                                               =====

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

    The following table reflects components of this charge (in thousands):

                                                   BALANCE,                 BALANCE
                                                 DECEMBER 31,   INTERIM    APRIL 11,
COMPONENT                                            1998       ACTIVITY     1999
---------                                        ------------   --------   ---------
Cash charges--
  Severance....................................     $4,283       $1,290     $2,993
  Facility exit costs and other................      3,447          748      2,699
                                                    ------       ------     ------
      Total cash charges.......................      7,730        2,038      5,692
  Noncash charges--
    Asset impairments..........................      1,596        1,510         86
                                                    ------       ------     ------
                                                    $9,326       $3,548     $5,778
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

9. IMPAIRMENT LOSS

    As a result of the sale transaction (Note 1), Tenneco recognized a pretax loss in the first quarter of 1999 of approximately $293 million. Part of that loss consisted of an impairment charge relating to the Group's property, plant and equipment and intangible assets, which was pushed down to the

                            THE CONTAINERBOARD GROUP
                     (A DIVISION OF TENNECO PACKAGING INC.)

               NOTES TO COMBINED FINANCIAL STATEMENTS (CONTINUED)

                                 APRIL 11, 1999

9. IMPAIRMENT LOSS (CONTINUED)
accompanying combined financial statements. The amount of the impairment charge was approximately $230.1 million.

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

10 INCOME TAXES

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

                            THE CONTAINERBOARD GROUP
                     (A DIVISION OF TENNECO PACKAGING INC.)

               NOTES TO COMBINED FINANCIAL STATEMENTS (CONTINUED)

                                 APRIL 11, 1999

10 INCOME TAXES (CONTINUED)
    The components of the deferred tax assets (liabilities) at April 11, 1999, were as follows (in thousands):

Current deferred taxes--
  Accrued liabilities.......................................  $  10,232
  Employee benefits and compensation........................     (6,314)
  Reserve for doubtful accounts.............................      1,148
  Inventory.................................................        829
  Pensions and postretirement benefits......................     (3,154)
  State deferred tax........................................     10,695
  Other.....................................................        (75)
                                                              ---------
    Total current deferred taxes............................     13,361
                                                              ---------
Noncurrent deferred taxes--
  Pension and postretirement benefits.......................     13,945
  Excess of financial reporting over tax basis in plant and
    equipment...............................................   (302,029)
  Accrued liabilities.......................................      1,130
  Capital leases............................................      9,333
  Other.....................................................     13,685
                                                              ---------
    Total noncurrent deferred taxes.........................   (263,936)
                                                              ---------
    Net deferred tax liabilities............................  $(250,575)
                                                              =========

11. ASSETS, LIABILITIES AND OTHER EXPENSE, NET DETAIL

    PREPAID EXPENSES AND OTHER CURRENT ASSETS

    The components of prepaid expenses and other current assets include (in thousands):

Prepaid stumpage............................................  $13,877
Deferred taxes..............................................   13,361
Prepaid professional services...............................    2,392
Other.......................................................    3,320
                                                              -------
  Total.....................................................  $32,950
                                                              =======

                            THE CONTAINERBOARD GROUP
                     (A DIVISION OF TENNECO PACKAGING INC.)

               NOTES TO COMBINED FINANCIAL STATEMENTS (CONTINUED)

                                 APRIL 11, 1999

11. ASSETS, LIABILITIES AND OTHER EXPENSE, NET DETAIL (CONTINUED)
    OTHER LONG-TERM ASSETS

    The components of the other long-term assets include (in thousands):

Prepaid pension cost........................................  $41,965
Deferred software...........................................   12,556
Timberland rights...........................................   11,739
Other.......................................................    1,385
                                                              -------
  Total.....................................................  $67,645
                                                              =======

    ACCRUED LIABILITIES

    The components of accrued liabilities include (in thousands):

Accrued payroll, vacation and taxes.........................  $29,608
Accrued insurance...........................................   11,618
Accrued volume discounts and rebates........................    5,414
Restructuring...............................................    5,778
Current portion of accrued postretirement benefit cost......    1,460
Shutdown reserve............................................      988
Other.......................................................    9,505
                                                              -------
  Total.....................................................  $64,371
                                                              =======

    OTHER LONG-TERM LIABILITIES

    The components of the other long-term liabilities include (in thousands):

Accrued postretirement benefit cost.........................  $14,764
Environmental liabilities...................................    7,034
Other.......................................................    2,119
                                                              -------
  Total.....................................................  $23,917
                                                              =======

    OTHER EXPENSE, NET

    The components of other expense, net include (in thousands):

Discount on sale of factored receivables....................  $(2,369)
Other.......................................................      162
                                                              -------
  Total.....................................................  $(2,207)
                                                              =======

                            THE CONTAINERBOARD GROUP
                     (A DIVISION OF TENNECO PACKAGING INC.)

               NOTES TO COMBINED FINANCIAL STATEMENTS (CONTINUED)

                                 APRIL 11, 1999

12 RELATED-PARTY TRANSACTIONS

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

    As a result of the sale of the Group, Packaging received total consideration of $2.2 billion, which includes the $1.1 billion used to buy out certain timber and mill operating leases prior and concurrent

                            THE CONTAINERBOARD GROUP
                     (A DIVISION OF TENNECO PACKAGING INC.)

               NOTES TO COMBINED FINANCIAL STATEMENTS (CONTINUED)

                                 APRIL 11, 1999

14. LEASES (CONTINUED)
to the sale transaction on April 12, 1999. Therefore, the remaining outstanding aggregate minimum rental commitments under noncancelable operating leases are as follows:

(IN THOUSANDS)
Remainder of 1999...........................................    $ 7,606
2000........................................................      7,583
2001........................................................      4,891
2002........................................................      3,054
2003........................................................      1,415
Thereafter..................................................      1,178
                                                                -------
  Total.....................................................    $25,727
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

                                          ARTHUR ANDERSEN LLP

Chicago, Illinois
February 26, 1999

                            THE CONTAINERBOARD GROUP
                     (A DIVISION OF TENNECO PACKAGING INC.)
                             COMBINED STATEMENTS OF
                 ASSETS, LIABILITIES AND INTERDIVISION ACCOUNT

                                                                       DECEMBER 31,
                                                           ------------------------------------
                                                              1998         1997         1996
                                                           ----------   ----------   ----------
                               ASSETS
(IN THOUSANDS)
Current assets:
  Cash...................................................  $        1   $        1   $    1,027
  Accounts receivable (net of allowance for doubtful
    accounts of $5,220 in 1998, $5,023 in 1997 and $5,010
    in 1996).............................................      13,971       27,080       16,982
  Receivables from affiliated companies..................      10,390       19,057       10,303
  Notes receivable.......................................      27,390          573          547
Inventories:
  Raw materials..........................................      86,681      100,781       99,459
  Work in process and finished goods.....................      48,212       38,402       36,995
  Materials and supplies.................................      44,310       42,043       35,834
                                                           ----------   ----------   ----------
      Inventory, gross...................................     179,203      181,226      172,288
  Excess of FIFO over LIFO cost..........................     (28,484)     (25,445)     (28,308)
                                                           ----------   ----------   ----------
      Inventory, net.....................................     150,719      155,781      143,980
                                                           ----------   ----------   ----------
  Prepaid expenses and other current assets..............      41,092       35,019       35,536
                                                           ----------   ----------   ----------
      Total current assets...............................     243,563      237,511      208,375
                                                           ----------   ----------   ----------
Property, plant and equipment, at cost:
  Land, timber, timberlands and buildings................     287,510      280,060      269,134
  Machinery and equipment................................   1,289,459    1,175,805    1,082,912
  Other, including construction in progress..............     100,136      130,696      140,522
  Less-Accumulated depreciation and depletion............    (735,749)    (656,915)    (582,437)
                                                           ----------   ----------   ----------
      Property, plant and equipment, net.................     941,356      929,646      910,131
                                                           ----------   ----------   ----------
Intangibles..............................................      50,110       56,470       55,660
                                                           ----------   ----------   ----------
Other long-term assets...................................     131,092       77,312       72,076
                                                           ----------   ----------   ----------
Investments..............................................       1,282       16,324       14,809
                                                           ----------   ----------   ----------
Total assets.............................................  $1,367,403   $1,317,263   $1,261,051
                                                           ==========   ==========   ==========

                             LIABILITIES AND INTERDIVISION ACCOUNT
Current liabilities:
  Accounts payable.......................................  $   87,054   $  124,633   $  111,588
  Payables to Tenneco affiliates.........................       7,091        6,164       29,402
  Current portion of long-term debt......................         617        3,923        1,603
  Current portion of deferred gain.......................          --        1,973        1,973
  Accrued liabilities....................................      69,390       70,426      166,663
                                                           ----------   ----------   ----------
    Total current liabilities............................     164,152      207,119      311,229
                                                           ----------   ----------   ----------
Long-term liabilities:
  Long-term debt.........................................      16,935       23,941       18,713
  Deferred taxes.........................................     254,064      174,127       87,165
  Deferred gain..........................................          --       34,262       36,235
  Other..................................................      23,860       23,754       23,287
                                                           ----------   ----------   ----------
      Total long-term liabilities........................     294,859      256,084      165,400
                                                           ----------   ----------   ----------
Interdivision account....................................     908,392      854,060      784,422
                                                           ----------   ----------   ----------
Total liabilities and interdivision account..............  $1,367,403   $1,317,263   $1,261,051
                                                           ==========   ==========   ==========

The accompanying notes to combined financial statements are an integral part of these statements.

                            THE CONTAINERBOARD GROUP
                     (A DIVISION OF TENNECO PACKAGING INC.)
                             COMBINED STATEMENTS OF
                  REVENUES, EXPENSES AND INTERDIVISION ACCOUNT

                                                                 YEAR ENDED DECEMBER 31,
                                                         ---------------------------------------
                                                            1998          1997          1996
                                                         -----------   -----------   -----------
(IN THOUSANDS)
Net sales..............................................  $ 1,643,823   $ 1,482,889   $ 1,645,948
Cost of sales..........................................   (1,362,448)   (1,313,498)   (1,401,136)
                                                         -----------   -----------   -----------
  Gross profit.........................................      281,375       169,391       244,812
Selling and administrative expenses....................     (108,944)     (102,891)      (95,283)
Restructuring, impairment and other....................      (14,385)           --            --
Other income, net......................................       26,818        44,681        56,243
Corporate allocations..................................      (63,114)      (61,338)      (50,461)
                                                         -----------   -----------   -----------
  Income before interest, and taxes....................      121,750        49,843       155,311
Interest expense, net..................................       (2,782)       (3,739)       (5,129)
                                                         -----------   -----------   -----------
  Income before taxes..................................      118,968        46,104       150,182
Provision for income taxes.............................      (47,529)      (18,714)      (59,816)
                                                         -----------   -----------   -----------
  Net income...........................................       71,439        27,390        90,366
  Interdivision account, beginning of period...........      854,060       784,422       640,483
  Interdivision account activity, net..................      (17,107)       42,248        53,573
                                                         -----------   -----------   -----------
  Interdivision account, end of period.................  $   908,392   $   854,060   $   784,422
                                                         ===========   ===========   ===========

Basic and diluted earnings per share (unaudited):

  Net income per common share..........................          .76           .29           .96
                                                         ===========   ===========   ===========

  Weighted average common shares outstanding...........       94,600        94,600        94,600

The accompanying notes to combined financial statements are an integral part of these statements.

                            THE CONTAINERBOARD GROUP
                     (A DIVISION OF TENNECO PACKAGING INC.)
                       COMBINED STATEMENTS OF CASH FLOWS

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1998       1997       1996
                                                              --------   --------   --------
(IN THOUSANDS)
Cash flows from operating activities:
  Net income................................................  $ 71,439   $ 27,390   $ 90,366
                                                              --------   --------   --------
  Adjustments to reconcile net income to net cash provided
    by operating activities--
    Depreciation, depletion and amortization................    96,950     87,752     78,730
    Extraordinary loss-early debt extinguishment
    Restructuring and other.................................    14,385         --         --
    Gain on sale of joint venture interest..................   (15,060)        --         --
    Gain on sale of timberlands.............................   (16,944)        --         --
    Gain on sale of assets..................................        --         --    (51,268)
    Gain on lease refinancing...............................        --    (37,730)        --
    Gain on Willow Flowage..................................        --     (4,449)        --
    Gain on sale of mineral rights..........................        --     (1,646)        --
    Amortization of deferred gain...........................    (1,973)    (1,973)    (1,973)
    Increase (decrease) in deferred income taxes............    71,342     85,070      8,318
    Undistributed earnings of affiliated companies..........       302     (2,264)      (536)
    Increase (decrease) in other noncurrent reserves........       107        467    (27,287)
  Changes in noncash components of working capital,
    excluding transactions with Tenneco
      Decrease (increase) in current assets--
        Accounts receivable.................................    12,100    (26,092)    38,261
        Inventories, net....................................     5,062    (10,932)     1,287
        Prepaid expenses and other..........................     4,572        782     (8,070)
      (Decrease) increase in current liabilities--
        Accounts payable....................................   (37,580)    13,045    (47,930)
        Accrued liabilities.................................    (9,301)   (22,207)   (24,041)
                                                              --------   --------   --------
          Net cash provided by operating activities.........   195,401    107,213     55,857
                                                              --------   --------   --------

Cash flows from investing activities:
  Additions to property, plant and equipment................  (103,429)  (110,186)  (168,642)
  Prepaid Meridian Lease....................................   (84,198)        --         --
  Acquisition of businesses.................................        --     (5,866)        --
  Other long-term assets....................................   (10,970)    (6,983)   (23,478)
  Proceeds from disposals...................................    26,214     10,460    122,654
  Other transactions, net...................................    (5,350)       690     (4,766)
                                                              --------   --------   --------
          Net cash used for investing activities............  (177,733)  (111,885)   (74,232)
                                                              --------   --------   --------

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

                            THE CONTAINERBOARD GROUP
                     (A DIVISION OF TENNECO PACKAGING INC.)

               NOTES TO COMBINED FINANCIAL STATEMENTS (CONTINUED)

                        DECEMBER 31, 1998, 1997 AND 1996

2. SUMMARY OF ACCOUNTING POLICIES (CONTINUED)
    INVENTORIES

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

                            THE CONTAINERBOARD GROUP
                     (A DIVISION OF TENNECO PACKAGING INC.)

               NOTES TO COMBINED FINANCIAL STATEMENTS (CONTINUED)

                        DECEMBER 31, 1998, 1997 AND 1996

2. SUMMARY OF ACCOUNTING POLICIES (CONTINUED)
    This deferred gain relates to a lease which was prepaid by the Group in December, 1998 (Note 12). The 1998 financial statements have reclassed the current and long-term portions of the deferred gain against the prepaid payment in Prepaid Expenses and Other Current Assets and Other Long-Term Assets.

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

    INTANGIBLE ASSETS

    Goodwill and intangibles, net of amortization, by major category are as follows:

                                                             1998       1997       1996
(IN THOUSANDS)                                             --------   --------   --------
Goodwill.................................................  $48,046    $52,958    $51,721
Intangibles..............................................    2,064      3,512      3,939
                                                           -------    -------    -------
                                                           $50,110    $56,470    $55,660
                                                           =======    =======    =======

                            THE CONTAINERBOARD GROUP
                     (A DIVISION OF TENNECO PACKAGING INC.)

               NOTES TO COMBINED FINANCIAL STATEMENTS (CONTINUED)

                        DECEMBER 31, 1998, 1997 AND 1996

2. SUMMARY OF ACCOUNTING POLICIES (CONTINUED)
    Goodwill is being amortized on a straight-line basis over 40 years. Such amortization amounted to $1,449,000, $1,452,000 and $1,440,000 for 1998, 1997
and 1996, respectively. Goodwill totaling approximately $3,463,000 was written off in 1998 related to a closed facility (Note 7).

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

4. LONG-TERM DEBT AND CAPITALIZED LEASE OBLIGATIONS

                                                                1998       1997       1996
(IN THOUSANDS)                                                --------   --------   --------
  Capital lease obligations, interest at 8.5% for 1998 and
    1997 and a weighted average interest rate of 8.2% for
    1996 due in varying amounts through 2000................  $    18    $    32    $18,658
  Non-interest-bearing note, due in annual installments of
    $70,000 through July 1, 2004, net of discount imputed at
    10.0% of $182,000, $216,000 and $249,000 in 1998, 1997
    and 1996, respectively..................................      308        344        381
  Notes payable, interest at an average rate of 13.5%, 13.3%
    and 8.8% for 1998, 1997 and 1996, respectively, with
    varying amounts due through 2010........................   16,553     26,187        680
  Other obligations.........................................      673      1,301        597
                                                              -------    -------    -------
        Total...............................................   17,552     27,864     20,316
  Less--Current portion.....................................      617      3,923      1,603
                                                              -------    -------    -------
        Total long-term debt................................  $16,935    $23,941    $18,713
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

    Actuarially allocated net pension cost for the Group's defined benefit plans, excluding the Retirement Plan, consists of the following components:

                                                                   FOR THE YEARS ENDED
                                                                       DECEMBER 31
                                                              ------------------------------
                                                                1998       1997       1996
(IN THOUSANDS)                                                --------   --------   --------
  Service cost-benefits earned during the year..............  $  3,112   $  3,652   $ 4,021
  Interest cost on projected benefit obligations............     6,990      6,675     6,174
  Expected return on plan assets............................   (11,312)   (10,819)   (8,389)
  Amortization of--
      Transition liability..................................      (164)      (164)     (164)
      Unrecognized loss.....................................        --         --        10
      Prior service cost....................................       908        800       721
                                                              --------   --------   -------
        Net pension (income) cost...........................  $   (466)  $    144   $ 2,373
                                                              ========   ========   =======

                            THE CONTAINERBOARD GROUP
                     (A DIVISION OF TENNECO PACKAGING INC.)

               NOTES TO COMBINED FINANCIAL STATEMENTS (CONTINUED)

                        DECEMBER 31, 1998, 1997 AND 1996

5. PENSION AND OTHER BENEFIT PLANS (CONTINUED)
    The funded status of the Group's allocation of defined benefit plans, excluding the Retirement Plan, reconciles with amounts recognized in the statements of assets and liabilities and interdivision account as follows:

                                                                1998        1997       1996
(IN THOUSANDS)                                                ---------   --------   --------
  Actuarial present value at September 30--
      Vested benefit obligation.............................  $ (98,512)  $(86,865)  $(79,818)
      Accumulated benefit obligation........................   (108,716)   (95,711)   (87,481)
                                                              =========   ========   ========
  Projected benefit obligation..............................  $(108,716)  $(96,118)  $(88,555)
  Plan assets at fair value at September 30.................    146,579    141,961    118,968
  Unrecognized transition liability.........................     (1,092)    (1,256)    (1,420)
  Unrecognized net gain.....................................    (14,623)   (21,573)    (5,111)
  Unrecognized prior service cost...........................     13,455     12,123     10,547
                                                              ---------   --------   --------
        Prepaid pension cost at December 31.................  $  35,603   $ 35,137   $ 34,429
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

                            THE CONTAINERBOARD GROUP
                     (A DIVISION OF TENNECO PACKAGING INC.)

               NOTES TO COMBINED FINANCIAL STATEMENTS (CONTINUED)

                        DECEMBER 31, 1998, 1997 AND 1996

5. PENSION AND OTHER BENEFIT PLANS (CONTINUED)
    The fair value of each stock option issued by Tenneco to the Group during 1998, 1997 and 1996 is estimated on the date of grant using the Black-Sholes option pricing model using the following weighted average assumptions for grants in 1998, 1997 and 1996, respectively: (a) risk-free interest rate of 5.7%, 6.7% and 6.0%, (b) expected lives of 10.0 years, 19.7 years and 5.0 years;
(c) expected volatility of 25.6%, 27.8% and 24.6%; and (d) dividend yield of 3.2%, 2.9% and 3.2%. The weighted-average fair value of options granted during the year is $10.91, $13.99 and $11.51 for 1998, 1997 and 1996, respectively.

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

    Currently, the Group's postretirement benefit plans are not funded and a portion of the related postretirement obligation has been actuarially allocated to the Group. However, due to the fact that other divisions participate in the plan, certain of the disclosures required by SFAS No. 132, such as a summary of the change in benefit obligation, are not available. The obligation of the plans, related to

                            THE CONTAINERBOARD GROUP
                     (A DIVISION OF TENNECO PACKAGING INC.)

               NOTES TO COMBINED FINANCIAL STATEMENTS (CONTINUED)

                        DECEMBER 31, 1998, 1997 AND 1996

6. POSTRETIREMENT AND POSTEMPLOYMENT BENEFITS (CONTINUED) hourly employees, reconciles with amounts recognized on the accompanying combined statements of assets, liabilities and interdivision account at December 31, 1998, 1997 and 1996, as follows:

                                                                1998       1997       1996
(IN THOUSANDS)                                                --------   --------   --------
  Actuarial present value at September 30--
    Accumulated postretirement benefit obligation--
      Retirees and beneficiaries............................  $ (8,401)  $ (7,199)  $ (8,213)
      Fully eligible active plan participants...............    (3,582)    (4,081)    (4,283)
      Other active plan participants........................    (2,950)    (2,426)    (1,738)
                                                              --------   --------   --------
        Total...............................................   (14,933)   (13,706)   (14,234)
    Plan assets at fair value at September 30...............        --         --         --
    Funded status...........................................   (14,933)   (13,706)   (14,234)
    Claims paid during the fourth quarter...................       473        178        142
    Unrecognized prior service cost.........................        --       (293)      (797)
    Unrecognized net gain...................................    (1,764)    (2,861)    (2,205)
                                                              --------   --------   --------
Accrued postretirement benefit cost at December 31..........  $(16,224)  $(16,682)  $(17,094)
                                                              ========   ========   ========

    The net periodic postretirement benefit costs as determined by actuaries for hourly employees for the years 1998, 1997 and 1996 consist of the following components:

                                                                1998       1997       1996
(IN THOUSANDS)                                                --------   --------   --------
  Service cost..............................................   $  159     $  105     $  144
  Interest cost.............................................    1,024      1,065      1,012
  Amortization of net (gain) loss...........................     (138)       (80)        55
  Amortization of prior service cost........................     (293)      (504)      (643)
                                                               ------     ------     ------
        Net periodic postretirement benefit cost............   $  752     $  586     $  568
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

                                                                                           DECEMBER 31,
                                                                          FOURTH-QUARTER       1998
   COMPONENT                                       RESTRUCTURING CHARGE      ACTIVITY        BALANCE
   ---------                                       --------------------   --------------   ------------
   (IN THOUSANDS)
     Cash charges--
       Severance.................................         $ 5,135             $  852          $4,283
       Facility exit costs and other.............           3,816                369           3,447
                                                          -------             ------          ------
           Total cash charges....................           8,951              1,221           7,730
     Noncash charges--
       Asset impairments.........................           5,434              3,838           1,596
                                                          -------             ------          ------
                                                          $14,385             $5,059          $9,326
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

                            THE CONTAINERBOARD GROUP
                     (A DIVISION OF TENNECO PACKAGING INC.)

               NOTES TO COMBINED FINANCIAL STATEMENTS (CONTINUED)

                        DECEMBER 31, 1998, 1997 AND 1996

8. INCOME TAXES (CONTINUED)
    Following is an analysis of the components of combined income tax expense (benefit):

                                                                1998       1997       1996
(IN THOUSANDS)                                                --------   --------   --------
  Current--
    U.S.....................................................  $(21,105)  $(58,813)  $45,641
    State and local.........................................    (2,708)    (7,545)    5,855
                                                              --------   --------   -------
                                                               (23,813)   (66,358)   51,496
                                                              --------   --------   -------
  Deferred--
    U.S.....................................................    63,230     75,399     7,374
    State and local.........................................     8,112      9,673       946
                                                              --------   --------   -------
                                                                71,342     85,072     8,320
                                                              --------   --------   -------
        Income tax expense..................................  $ 47,529   $ 18,714   $59,816
                                                              ========   ========   =======

    The primary difference between income taxes computed at the statutory U.S. federal income tax rate and the income tax expense in the combined statements of revenues, expenses and interdivision account is due to the effect of state income taxes.

    The components of the deferred tax assets (liabilities) at December 31, 1998, 1997 and 1996, were as follows:

                                                                1998        1997        1996
(IN THOUSANDS)                                                ---------   ---------   ---------
  Current deferred taxes--
    Accrued liabilities.....................................  $  10,232   $   6,374   $   7,046
    Employee benefits and compensation......................     (5,969)     (4,946)       (929)
    Reserve for doubtful accounts...........................      1,275       1,230       1,261
    Inventory...............................................        707         614          38
    Pensions and postretirement benefits....................     (2,994)     (4,196)     (5,053)
    State deferred tax......................................     10,096       5,724         511
    Other...................................................        (76)       (123)        (89)
                                                              ---------   ---------   ---------
        Total current deferred taxes........................     13,271       4,677       2,785
                                                              ---------   ---------   ---------
  Noncurrent deferred taxes--
    Pension and postretirement benefits.....................     13,898       7,934       8,012
    Excess of financial reporting over tax basis in plant
      and equipment.........................................   (293,830)   (210,797)   (121,707)
    Accrued liabilities.....................................      1,336       1,701       1,947
    Capital leases..........................................      9,333       7,517      24,672
    Other...................................................     15,199      19,518         (89)
                                                              ---------   ---------   ---------
        Total noncurrent deferred taxes.....................   (254,064)   (174,127)    (87,165)
                                                              ---------   ---------   ---------
        Net deferred tax liabilities........................  $(240,793)  $(169,450)  $ (84,380)
                                                              =========   =========   =========

                            THE CONTAINERBOARD GROUP
                     (A DIVISION OF TENNECO PACKAGING INC.)

               NOTES TO COMBINED FINANCIAL STATEMENTS (CONTINUED)

                        DECEMBER 31, 1998, 1997 AND 1996

9. ASSETS, LIABILITIES AND OTHER INCOME, NET DETAIL

    PREPAID EXPENSES AND OTHER CURRENT ASSETS

    The components of prepaid expenses and other current assets include:

                                                                1998       1997       1996
(IN THOUSANDS)                                                --------   --------   --------
  Prepaid stumpage..........................................  $15,189    $19,231    $15,595
  Prepaid taxes.............................................   13,272      7,549      7,044
  Current portion--Meridian Lease, net of deferred gain.....    5,193         --         --
  Prepaid professional services/leases......................    2,356      1,918      5,506
  Other.....................................................    5,082      6,321      7,391
                                                              -------    -------    -------
        Total...............................................  $41,092    $35,019    $35,536
                                                              =======    =======    =======

    OTHER LONG-TERM ASSETS

    The components of the other long-term assets include:

                                                                1998       1997       1996
(IN THOUSANDS)                                                --------   --------   --------
  Prepaid pension cost......................................  $ 35,603   $35,137    $34,429
  Leased timberlands and mills..............................    14,636    11,857      9,510
  Long-term portion--Meridian Lease, net of deferred gain...    44,743        --         --
  Deferred software.........................................    15,864    11,088      6,047
  Timberland rights.........................................    10,919     9,775      8,615
  Capitalized fees..........................................        --       474      3,962
  Other.....................................................     9,327     8,981      9,513
                                                              --------   -------    -------
        Total...............................................  $131,092   $77,312    $72,076
                                                              ========   =======    =======

    ACCRUED LIABILITIES

    The components of accrued liabilities include:

                                                                1998       1997       1996
(IN THOUSANDS)                                                --------   --------   --------
  Accrued payroll, vacation and taxes.......................  $42,282    $48,119    $ 49,162
  Accrued insurance.........................................    6,012      5,248       4,296
  Accrued volume discounts and rebates......................    5,727      4,428       3,515
  Restructuring.............................................    9,326         --          --
  Current portion of accrued postretirement benefit cost....    1,460        875         892
  Deferred lease credits....................................    1,918      1,014      94,360
  Other.....................................................    2,665     10,742      14,438
                                                              -------    -------    --------
        Total...............................................  $69,390    $70,426    $166,663
                                                              =======    =======    ========

                            THE CONTAINERBOARD GROUP
                     (A DIVISION OF TENNECO PACKAGING INC.)

               NOTES TO COMBINED FINANCIAL STATEMENTS (CONTINUED)

                        DECEMBER 31, 1998, 1997 AND 1996

9. ASSETS, LIABILITIES AND OTHER INCOME, NET DETAIL (CONTINUED)
    As part of the refinancing of the GECC leases in January, 1997 (Note 12), certain deferred lease credits were eliminated.

    OTHER LONG-TERM LIABILITIES

    The components of the other long-term liabilities include:

                                                                1998       1997       1996
(IN THOUSANDS)                                                --------   --------   --------
  Accrued postretirement benefit cost.......................  $14,764    $15,807    $16,202
  Environmental liabilities.................................    6,599      5,421      6,673
  Other.....................................................    2,497      2,526        412
                                                              -------    -------    -------
        Total...............................................  $23,860    $23,754    $23,287
                                                              =======    =======    =======

    OTHER INCOME, NET

    The components of other income (expense), net include:

                                                                1998       1997       1996
(IN THOUSANDS)                                                --------   --------   --------
  Discount on sale of factored receivables..................  $(14,774)  $(12,006)  $(12,351)
  Gain on sale of timberlands...............................    16,944         --         --
  Gain on sale of joint venture interest....................    15,060         --         --
  Gain on operating lease refinancing.......................        --     37,730         --
  Gain on Willow Flowage....................................        --      4,449         --
  Gain on sale of mineral rights............................        --      1,646         --
  Capitalization of barter credits..........................        --      1,563         --
  Sylva Mill rebate income..................................        --         --      4,500
  Gain on sale of recycled mills............................        --         --     50,000
  Other.....................................................     9,588     11,299     14,094
                                                              --------   --------   --------
        Total...............................................  $ 26,818   $ 44,681   $ 56,243
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

    On January 31, 1997, Packaging executed an operating lease agreement with Credit Suisse Leasing 92A, L.P., and a group of financial institutions led by Citibank, N.A. The agreement refinanced the previous operating leases between GECC and Packaging which were entered into at the same time as GECC's purchase of certain assets from Georgia-Pacific in January, 1991. Through this refinancing,

                            THE CONTAINERBOARD GROUP
                     (A DIVISION OF TENNECO PACKAGING INC.)

               NOTES TO COMBINED FINANCIAL STATEMENTS (CONTINUED)

                        DECEMBER 31, 1998, 1997 AND 1996

12. LEASES (CONTINUED)
several capital lease obligations were extinguished as the assets were incorporated into the new operating lease. Also with this refinancing, certain fixed assets and deferred credits were eliminated resulting in a net gain of approximately $38 million in the first quarter of 1997.

    Aggregate minimum rental commitments under noncancelable operating leases are as follows (in thousands):

1999.............................             $   83,804
2000.............................                 81,368
2001.............................                 79,428
2002.............................                686,390
2003.............................                 26,975
Thereafter.......................                113,154
                                              ----------
        Total....................             $1,071,119
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

                                                                       DECEMBER 31,
                                                              ------------------------------
                                                                1998       1997       1996
(IN THOUSANDS)                                                --------   --------   --------
  Current assets............................................  $49,463    $42,844    $42,664
  Non-current assets........................................   13,985     46,399     45,051
                                                              -------    -------    -------
        Total assets........................................   63,448     89,243     87,715
  Current liabilities.......................................   13,826     12,687     10,542
  Non-current liabilities...................................    7,264      4,785      4,559
                                                              -------    -------    -------
        Total liabilities...................................   21,090     17,472     15,101
                                                              -------    -------    -------
  Interdivision Account.....................................  $42,358    $71,771    $72,614
                                                              =======    =======    =======

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1998       1997       1996
(IN THOUSANDS)                                                --------   --------   --------
  Net sales.................................................  $32,970    $25,758    $24,666
  Gross profit..............................................    1,172      3,253      4,719
  Net loss..................................................     (866)    (1,217)      (351)