Form 10-Q
period 2001-03-31
PACKAGING CORP OF AMERICA
filed 2001-05-15
CIK 75677

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

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

       FOR THE TRANSITION PERIOD FROM TO ______________ TO ______________

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

    As of May 11, 2001, the Registrant had outstanding 106,637,794 shares of common stock, par value $0.01 per share.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I
                             FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                        PACKAGING CORPORATION OF AMERICA
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                               MARCH 31,    DECEMBER 31,
                                                                 2001           2000
                                                              -----------   ------------
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)            (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents.................................  $   46,271     $    7,892
  Accounts and notes receivable, net of allowance for
    doubtful accounts of $5,855 and $6,394 as of March 31,
    2001 and December 31, 2000, respectively................     203,979        215,994
  Inventories...............................................     153,259        159,712
  Prepaid expenses and other current assets.................      11,373          5,755
  Deferred income taxes.....................................       8,300         14,356
                                                              ----------     ----------
        TOTAL CURRENT ASSETS................................     423,182        403,709

Property, plant and equipment, net..........................   1,443,155      1,455,990
Intangible assets, net of accumulated amortization of $1,436 and $1,380 as of March 31, 2001 and December 31, 2000,
  respectively..............................................       1,701          1,758
Other long-term assets......................................      78,785         80,655
                                                              ----------     ----------
        TOTAL ASSETS........................................  $1,946,823     $1,942,112
                                                              ==========     ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt.........................  $       70     $      239
  Accounts payable..........................................     100,196        113,701
  Accrued interest..........................................      26,589         15,438
  Accrued liabilities.......................................      67,477         89,170
                                                              ----------     ----------
        TOTAL CURRENT LIABILITIES...........................     194,332        218,548
Long-term liabilities:
  Long-term debt............................................     858,185        869,175
  Deferred income taxes.....................................     161,035        151,728
  Other liabilities.........................................      17,622         15,237
                                                              ----------     ----------
        TOTAL LONG-TERM LIABILITIES.........................   1,036,842      1,036,140

Shareholders' equity:
  Common stock (par value $.01 per share, 300,000,000 shares authorized, 106,569,762 shares and 106,248,138 shares
    issued as of March 31, 2001 and December 31, 2000,
    respectively)...........................................       1,065          1,062
  Additional paid in capital................................     513,668        512,208
  Retained earnings.........................................     202,087        174,468
  Accumulated other comprehensive loss......................        (857)            --
  Common stock held in treasury, at cost (27,470 shares at
    March 31, 2001 and December 31, 2000, respectively).....        (314)          (314)
                                                              ----------     ----------
        TOTAL SHAREHOLDERS' EQUITY..........................     715,649        687,424
                                                              ----------     ----------
        TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..........  $1,946,823     $1,942,112
                                                              ==========     ==========

                See notes to consolidated financial statements.

                        PACKAGING CORPORATION OF AMERICA

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                  (UNAUDITED)

                                                              THREE MONTHS ENDED MARCH 31,
                                                              -----------------------------
                                                                  2001            2000
                                                              -------------   -------------
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net sales...................................................    $ 454,666       $ 475,890
Cost of sales...............................................     (347,488)       (367,344)
                                                                ---------       ---------

  Gross profit..............................................      107,178         108,546
Selling and administrative expenses.........................      (30,642)        (29,083)
Other income (expense), net.................................         (219)          2,867
Corporate overhead..........................................      (10,357)         (9,589)
                                                                ---------       ---------
  Income before interest, taxes and cumulative effect of
    accounting change.......................................       65,960          72,741
Interest expense, net.......................................      (19,562)        (30,242)
                                                                ---------       ---------
  Income before taxes and cumulative effect of accounting
    change..................................................       46,398          42,499
Provision for income taxes..................................      (18,284)        (17,253)
                                                                ---------       ---------
  Income before cumulative effect of accounting change......       28,114          25,246
Cumulative effect of accounting change, net of tax..........         (495)             --
                                                                ---------       ---------
Net income..................................................       27,619          25,246
Preferred dividends and accretion of preferred stock
  issuance costs............................................           --         (18,637)
                                                                ---------       ---------
Net income available to common shareholders.................    $  27,619       $   6,609
                                                                =========       =========

Weighted average common shares outstanding:
  Basic.....................................................      106,414         101,583
  Diluted...................................................      108,959         104,856

Basic earnings per common share:
  Income before cumulative effect of accounting change......    $    0.26       $    0.07
  Cumulative effect of change in accounting principle.......           --              --
                                                                ---------       ---------
  Net income per common share...............................    $    0.26       $    0.07
                                                                =========       =========
Diluted earnings per common share:
  Income before cumulative effect of accounting change......    $    0.25       $    0.06
  Cumulative effect of accounting change....................           --              --
                                                                ---------       ---------
  Net income per common share...............................    $    0.25       $    0.06
                                                                =========       =========

                See notes to consolidated financial statements.

                        PACKAGING CORPORATION OF AMERICA

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                              THREE MONTHS ENDED MARCH 31,
                                                              -----------------------------
                                                                  2001            2000
(IN THOUSANDS)                                                -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income................................................   $   27,619      $   25,246
                                                               ----------      ----------
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Depreciation, depletion and amortization................       34,221          35,808
    Amortization of financing costs.........................        1,222           1,694
    Cumulative effect of accounting change..................          495              --
    Increase in deferred income taxes.......................       16,234          12,547
    Gain on disposal of property, plant and equipment.......         (587)           (635)
    Other, net..............................................          418            (275)
Changes in components of working capital:
    (Increase) decrease in current assets--
      Accounts receivable...................................       12,015         (10,330)
      Inventories...........................................        6,453           3,512
      Prepaid expenses and other............................       (5,618)           (448)
    Decrease in current liabilities--
      Accounts payable......................................      (13,505)        (12,900)
      Accrued liabilities...................................      (10,542)         (8,835)
                                                               ----------      ----------
        NET CASH PROVIDED BY OPERATING ACTIVITIES...........       68,425          45,384
                                                               ----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment................      (20,049)        (19,606)
  Additions to other long term assets.......................       (1,346)         (1,724)
  Proceeds from disposals of property, plant and
    equipment...............................................          878           1,508
  Other, net................................................          177              82
                                                               ----------      ----------
        NET CASH USED FOR INVESTING ACTIVITIES..............      (20,340)        (19,740)
                                                               ----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Redemption of preferred stock...............................           --        (124,432)
Payments on long-term debt..................................      (11,169)        (13,756)
Proceeds from initial public offering.......................           --         126,528
Issuance of common stock upon exercise of stock options.....        1,463              --
                                                               ----------      ----------
        NET CASH USED FOR FINANCING ACTIVITIES..............       (9,706)        (11,660)
                                                               ----------      ----------
NET INCREASE IN CASH........................................       38,379          13,984
Cash and cash equivalents, beginning of period..............        7,892          10,300
                                                               ----------      ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD....................   $   46,271      $   24,284
                                                               ==========      ==========

                See notes to consolidated financial statements.

                        PACKAGING CORPORATION OF AMERICA

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

                                 MARCH 31, 2001

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

    On April 12, 1999, Pactiv Corporation ("Pactiv") sold the Group to PCA for $2.2 billion. The Group is the predecessor to PCA. The $2.2 billion purchase price paid to Pactiv for the Group consisted of $246.5 million in cash, the assumption of $1.8 billion of debt incurred by Pactiv immediately prior to closing, and the issuance of a 45% common equity interest in PCA. PCA
Holdings LLC, an entity organized and controlled by Madison Dearborn Partners, LLC, acquired the remaining 55% common equity interest in PCA for $236.5 million in cash. These events are collectively referred to as the "Transactions". Because significant veto rights were retained by Pactiv, the carryover basis of accounting was used and no goodwill was recognized.

    PCA's consolidated financial statements as of March 31, 2001 and 2000 are unaudited but include all adjustments (consisting only of normal recurring adjustments) that management considers necessary for a fair presentation of such financial statements. These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with Article 10 of SEC Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results during the period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the period ending December 31, 2001.

2. SUMMARY OF ACCOUNTING POLICIES

BASIS OF CONSOLIDATION

    The accompanying consolidated financial statements of Packaging Corporation of America include all majority-owned subsidiaries. All significant intercompany transactions have been eliminated. The Company has two joint ventures that are carried under the equity method.

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

                        PACKAGING CORPORATION OF AMERICA

                                  (UNAUDITED)

                                 MARCH 31, 2001

2. SUMMARY OF ACCOUNTING POLICIES (CONTINUED)
NEW ACCOUNTING PRONOUNCEMENTS

    Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137 and SFAS No. 138. SFAS No. 133 requires the Company to recognize all derivatives as either assets or liabilities and to measure those instruments at fair value. It further provides criteria for derivative instruments to be designated as fair value, cash flow or foreign currency hedges and establishes respective accounting standards for reporting changes in the fair value of the derivative instruments. The Company is required to adjust hedging instruments to fair value in the balance sheet and recognize the offsetting gains or losses as adjustments reported in net income or accumulated other comprehensive income (OCI), as appropriate.

    The Company recorded a transition adjustment upon adoption of SFAS No. 133 to recognize its derivative instruments at fair value and to recognize the effective and ineffective portions of the cash flow hedges. The effect of this transition adjustment was to decrease reported net income in the quarter by approximately $0.5 million ($0.8 million pre-tax). The Company also recorded a minimal transition adjustment in OCI and an increase in noncurrent liabilities of approximately $0.8 million.

    The Company uses derivative instruments to manage exposures to interest rate risk. The Company's objectives for holding derivatives are to minimize the risks using the most effective methods to eliminate or reduce the impacts of these exposures. The Company has two interest rate collar agreements that protect against rising interest rates and simultaneously guarantee a minimum interest rate. Interest rate collar agreements are accounted for as cash flow hedges.

    For the three months ended March 31, 2001, reported net income decreased $0.1 million ($0.1 million pre-tax) for changes in the time value of the interest rate collars, or hedge ineffectiveness. OCI decreased $0.9 million ($1.4 million pre-tax) for hedge effectiveness. Derivative losses included in OCI as of March 31, 2001, will be reclassified into earnings over the lives of the collar agreements, through June 30, 2003.

REVENUE RECOGNITION

    The Company recognizes revenue as title to the products is transferred to customers.

    In the fourth quarter of 2000, the Company adopted EITF 00-10, "Accounting for Shipping and Handling Fees and Costs." Shipping and handling costs are included in cost of sales. Shipping and handling billings to a customer in a sales transaction are included in revenue. Prior year amounts have been reclassed to conform to this treatment.

COMPREHENSIVE INCOME

    For the three months ended March 31, 2001, total comprehensive income was $0.9 million less than net income due to derivative losses. There was no difference for the three months ended March 31, 2000.

                        PACKAGING CORPORATION OF AMERICA

                                  (UNAUDITED)

                                 MARCH 31, 2001

2. SUMMARY OF ACCOUNTING POLICIES (CONTINUED)
RECLASSIFICATIONS

    Prior year's financial statements have been reclassified where appropriate to conform with current year presentation.

3. EARNINGS PER SHARE

    The following table sets forth the computation of basic and diluted income per common share for the periods presented.

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2001       2000
(IN THOUSANDS, EXCEPT PER SHARE DATA)                         --------   --------
Numerator:
  Net income available to common shareholders...............  $ 27,619   $  6,609
Denominator:
  Basic common shares outstanding...........................   106,414    101,583
Effect of dilutive securities:
  Stock options.............................................     2,545      2,344
  Non-vested stock..........................................        --        929
                                                              --------   --------
Dilutive common shares outstanding..........................   108,959    104,856
Basic income per common share...............................  $   0.26   $   0.07
Diluted income per common share.............................  $   0.25   $   0.06

4.  INVENTORIES

    The components of inventories are as follows:

                                                 MARCH 31, 2001   DECEMBER 31, 2000
                                                 --------------   -----------------
(IN THOUSANDS)                                                        (AUDITED)
Raw materials..................................    $  66,723          $  71,256
Work in progress...............................        6,083              5,908
Finished goods.................................       54,567             56,157
Supplies and materials.........................       50,823             51,222
                                                   ---------          ---------
Inventories at FIFO cost.......................      178,196            184,543
Excess of FIFO over LIFO cost..................      (24,937)           (24,831)
                                                   ---------          ---------
Inventory, net.................................    $ 153,259          $ 159,712
                                                   =========          =========

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

                        PACKAGING CORPORATION OF AMERICA

                                  (UNAUDITED)

                                 MARCH 31, 2001

5. SUMMARIZED COMBINED FINANCIAL INFORMATION ABOUT GUARANTOR SUBSIDIARIES

    The following is summarized aggregated financial information for Packaging Credit Company, LLC, Dixie Container Corporation and PCA Hydro, Inc., each of which was a wholly-owned subsidiary of PCA and included in the Company's consolidated financial statements. Each of these subsidiaries fully, unconditionally, jointly and severally guaranteed $550.0 million in senior subordinated notes issued by PCA in connection with the Transactions. Separate financial statements of the guarantor subsidiaries are not presented because, in the opinion of management, such financial statements are not material to investors.

                                                               NON-GUARANTOR
                                    PCA       GUARANTOR SUBS       SUBS        ELIMINATIONS     TOTAL
(IN THOUSANDS)                   ----------   --------------   -------------   ------------   ----------
MARCH 31, 2001
  Current assets...............  $  230,990      $ 76,612         $189,637      $ (74,057)    $  423,182
  Non-current assets...........   1,648,511        65,878               --       (190,748)     1,523,641
                                 ----------      --------         --------      ---------     ----------
    Total assets...............   1,879,501       142,490          189,637       (264,805)     1,946,823
  Current liabilities..........     266,091         7,072              764        (79,595)       194,332
  Non-current liabilities......     905,683           159          131,000             --      1,036,842
                                 ----------      --------         --------      ---------     ----------
    Total liabilities..........   1,171,774         7,231          131,764        (79,595)     1,231,174
                                 ----------      --------         --------      ---------     ----------
  Net assets...................  $  707,727      $135,259         $ 57,873      $(185,210)    $  715,649
                                 ==========      ========         ========      =========     ==========

DECEMBER 31, 2000
  Current assets...............  $  192,295      $ 63,501         $207,976      $ (60,063)    $  403,709
  Non-current assets...........   1,663,269        65,883               --       (190,749)     1,538,403
                                 ----------      --------         --------      ---------     ----------
    Total assets...............   1,855,564       129,384          207,976       (250,812)     1,942,112
  Current liabilities..........     278,581         3,441            1,372        (64,846)       218,548
  Non-current liabilities......     893,978           162          142,000             --      1,036,140
                                 ----------      --------         --------      ---------     ----------
    Total liabilities..........   1,172,559         3,603          143,372        (64,846)     1,254,688
                                 ----------      --------         --------      ---------     ----------
  Net assets...................  $  683,005      $125,781         $ 64,604      $(185,966)    $  687,424
                                 ==========      ========         ========      =========     ==========

THREE MONTHS ENDED MARCH 31, 2001
  Net sales....................  $  454,666      $     --         $     --      $      --     $  454,666
  Pre-tax profit...............      40,775        13,111            1,970         (9,458)        46,398
  Net income...................      24,116         8,168            1,227         (5,892)        27,619

THREE MONTHS ENDED MARCH 31, 2000
  Net Sales....................  $  475,890      $     --         $     --      $      --     $  475,890
  Pre-tax profit...............      42,486            13               --             --         42,499
  Net income...................      25,238             8               --             --         25,246

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

    On April 12, 1999, Pactiv Corporation, formerly known as Tenneco
Packaging Inc., sold its containerboard and corrugated packaging products business to Packaging Corporation of America for $2.2 billion. We refer to that business in this report as the Group. The $2.2 billion purchase price paid to Pactiv consisted of $246.5 million in cash, the assumption of $1.8 billion of debt incurred by Pactiv immediately prior to the closing, and the issuance of a 45% common equity interest in PCA. PCA Holdings LLC, an entity organized and controlled by Madison Dearborn Partners, LLC, acquired the remaining 55% common equity interest in PCA for $236.5 million in cash. We refer to these events in this report as the Transactions.

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

    Pulp & Paper Week, an industry publication, in its April 23, 2001 publication, reported that average linerboard and semi-chemical medium prices for 42 lb. Liner-East and 26 lb. Medium-East, which are representative benchmark grades, decreased $5 per ton, or 1%, and $10 per ton, or 2%, respectively, from the previous month. According to Pulp & Paper Week, average prices in April, 2001 for linerboard and corrugating medium were 4% and 10% lower, respectively, than April, 2000 prices.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000

NET SALES

    Net sales decreased by $21.2 million, or 4.5%, for the three months ended March 31, 2001 from the comparable period in 2000. The decrease was primarily the result of lower sales volumes of containerboard and corrugated products, partially offset by increased sales prices of corrugated products and containerboard to domestic third parties.

    Total corrugated products volume decreased 3.7% for the three months ended March 31, 2001 from the comparable period in 2000.

    According to Pulp & Paper Week, average linerboard and semi-chemical medium prices for 42 lb. Liner-East and 26 lb. Medium-East, which are representative benchmark grades, were $460 and $425, respectively, per ton for the three months ended March 31, 2001. This compares to $447 and $427, respectively, per ton for the three months ended March 31, 2000.

INCOME BEFORE INTEREST EXPENSE AND TAXES

    Operating income decreased by $6.8 million, or 9.3%, for the three months ended March 31, 2001 compared to the three months ended March 31, 2000. The decrease in operating income was primarily attributable to the lower sales volumes described above.

    Gross margins decreased $1.4 million, or 1.3%, for the three months ended March 31, 2001 from the comparable period in 2000 due to the lower sales volumes described above. Gross margins, as a percent of net sales, increased to 23.6% in the first quarter of 2001 from 22.8% in the first quarter of 2000 due to increased sales prices of corrugated products and containerboard to domestic third parties.

    Selling and administrative expenses increased $1.6 million, or 5.4%, for the three months ended March 31, 2001 compared to the three months ended March 31, 2000. The increase was primarily the result of increased salary and other general selling related expenses.

    Corporate overhead for the three months ended March 31, 2001 increased by $0.8 million, or 8.0%, from the comparable period in 2000. The increase was primarily due to increased salary and information technology services expenses.

INTEREST EXPENSE AND INCOME TAXES

    Interest expense decreased by $10.7 million, or 35.3%, for the three months ended March 31, 2001 from the three months ended March 31, 2000, primarily as a result of voluntary prepayments PCA made on its term loans under the senior credit facility.

    PCA's effective tax rate was 39.4% for the three months ended March 31, 2001 and 40.6% for the comparable period in 2000. The tax rate is higher than the federal statutory rate of 35% due to state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

    Cash flow provided by operating activities increased $23.0 million, or 50.8%, for the three months ended March 31, 2001 from the comparable period in 2000. The increase was primarily due to increases in net income and deferred income taxes and a reduction of working capital.

    Net cash used for investing activities increased $0.6 million, or 3.0%, for the three months ended March 31, 2001 compared to the three months ended
March 31, 2000, primarily as a result of decreased proceeds from asset disposals and increased capital expenditures.

    Net cash used for financing activities decreased $2.0 million, or 16.8%, for the three months ended March 31, 2001 from the comparable period in 2000. The decrease was primarily attributable to lower debt prepayments and increased proceeds from the issuance of common stock upon exercise of stock options.

    As of March 31, 2001, PCA had commitments for capital expenditures of $62.3 million. PCA's primary sources of liquidity are cash flow from operations and borrowings under PCA's senior revolving credit facility. PCA expects to be able to fund its debt service and capital expenditures, the primary uses of its cash, from these sources.

    PCA incurred substantial indebtedness in connection with the Transactions. On April 12, 1999, PCA had approximately $1.8 billion of indebtedness as a result of the debt assumed in connection with completion of the Transactions. As of March 31, 2001, PCA's level of indebtedness had been reduced to approximately $858.0 million through prepayments of its bank debt.

    Concurrently with the Transactions, PCA issued 9 5/8% senior subordinated notes and 12 3/8% senior exchangeable preferred stock and entered into a senior credit facility. The senior credit facility provided for three term loans in an aggregate amount of $1.2 billion and a revolving credit facility with up to $250.0 million in availability. Upon the closing of the Transactions, PCA borrowed the full amount under the term loans. Effective December 14, 1999, PCA elected to reduce its availability under the senior revolving credit facility from $250.0 million to $150.0 million.

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

    On June 29, 2000, PCA completed the refinancing of its $885.0 million senior credit facility. The refinanced senior credit facility provided for two term loans in an aggregate amount of $735.0 million and a senior revolving credit facility with up to $150.0 million in availability.

    On November 16, 2000, PCA completed the sale of approximately 385,000 acres of timberland to Southern Timber Venture, LLC. The Company received
$247.9 million in cash and a 33 1/3% equity ownership interest in Southern Timber Venture, LLC. PCA recorded a pre-tax gain of $60.4 million, and a portion of the gain was not recognized as a result of PCA's continuing ownership interest.

    On November 29, 2000, PCA entered into a three-year, $150.0 million revolving credit facility in connection with the securitization of trade receivables. The facility is secured by PCA's receivables and bears interest at a floating rate based upon commercial paper plus an allowed margin under the agreement. Proceeds received of $142.0 million were used to repay the term loans under the senior credit facility.

    The following table provides the weighted average interest rate as of March 31, 2001 for each of the term loans and the revolving credit facility:

                                                              WEIGHTED AVERAGE
BORROWING ARRANGEMENT                                          INTEREST RATE
---------------------                                         ----------------
Term Loan A                                                        6.63 %
Term Loan B                                                        7.10 %

Senior Revolving Credit Facility:
  Revolver--Eurodollar                                              N/A
  Revolver--Base Rate                                               N/A

Three-year Revolving Credit Facility                               5.39 %

    The borrowings under the senior revolving credit facility are available to fund PCA's working capital requirements, capital expenditures and other general corporate purposes. The Term Loan A must be repaid in quarterly installments from December 2002 through June 2006. The Term Loan B must be repaid in quarterly installments from December 2002 through June 2007. The senior revolving credit facility will terminate in 2006. The three-year revolving credit facility will terminate in 2003. As of March 31, 2001, PCA had $150.0 million in availability and no borrowings outstanding under the senior revolving credit facility, and $150.0 million in availability and $131.0 million outstanding under the three-year revolving credit facility.

    Since April 12, 1999, PCA has made debt prepayments totalling approximately $911.0 million, using free cash from operations of $400.0 million and proceeds from the sales of timberland of $511.0 million to reduce its borrowings under the term loans and the three-year revolving credit facility.

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

    PCA believes that cash generated from operations will be adequate to meet its anticipated debt service requirements, capital expenditures and working capital needs for the next 12 months, and that cash generated from operations and amounts available under the senior revolving credit facility will be adequate to meet its anticipated debt service requirements, capital expenditures and working capital needs for the foreseeable future. There can be no assurance, however, that PCA's business will generate sufficient cash flow from operations or that future borrowings will be available under the senior credit facility or otherwise to enable it to service its indebtedness, including the senior credit facility, and the notes, to retire the notes when required or to make anticipated capital expenditures. PCA's future operating performance and its ability to service or refinance the notes, to service, extend or refinance the senior credit facility and to pay cash dividends, will be subject to future economic conditions and to financial, business and other factors, many of which are beyond PCA's control.

MARKET RISK AND RISK MANAGEMENT POLICIES

    Historically, the Group has not had any material market risk due to the fact that its debt financing and risk management activities were conducted by Pactiv or Tenneco. As a result of the Transactions, PCA is exposed to the impact of interest rate changes and changes in the market value of its financial instruments. PCA periodically enters into derivatives in order to minimize these risks, but not for trading purposes.

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

    PCA currently has interest rate collar agreements that protect against rising interest rates and simultaneously guarantee a minimum interest rate. The original notional amount of these collar agreements was $720.0 million. As PCA has made debt prepayments, the need for these collar agreements has diminished. Accordingly, PCA has reduced the notional amount of its collars to $250.0 million as of March 31, 2001. The weighted average floor of the interest rate collar agreements is 5.00% and the weighted average ceiling of the interest rate collar agreements is 6.83%. The interest rate on approximately 81% of PCA's variable-rate debt as of March 31, 2001 is capped. PCA receives payments under the collar agreements if the applicable interest rate (LIBOR or commercial paper) exceeds the ceiling. Correspondingly, PCA makes payments under the collar agreements if the applicable interest rate drops below the floor. In both cases, the amounts received or paid are based upon the notional amount and the difference between the actual interest rate and the ceiling or floor rate. The weighted average duration of the interest rate collar agreements is approximately two years.

    PCA's earnings are affected by changes in short-term interest rates as a result of borrowings under its variable-rate debt instruments. If interest rates (LIBOR or commercial paper) for these borrowings increase one percent, PCA's interest expense would increase, and income before income taxes would decrease, by approximately $3.1 million annually, until the applicable interest rate exceeds the ceiling rate. At that point, only 19% of the variable-rate debt as of March 31, 2001, would result in additional interest expense. As of March 31, 2001, the weighted average LIBOR rate was 5.12% and the weighted average commercial paper rate was 5.04%. The effect of an interest rate change to the fair market value of the outstanding debt is insignificant. This analysis does not consider any other impact on fair value that could exist in such an interest rate environment. In the event of a change in interest rates, management could take actions to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in PCA's financial structure.

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

                                    PART II
                               OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

    On May 14, 1999, PCA was named as a defendant in a Consolidated Class Action Complaint which alleged a civil violation of Section 1 of the Sherman Act. The suit, captioned WINOFF INDUSTRIES, INC. V. STONE CONTAINER CORPORATION, MDL
No. 1261 (E.D. Pa.), names PCA as a defendant based solely on the allegation that PCA is a successor to the interests of Tenneco Packaging Inc. and Tenneco Inc., both of which were also named as defendants in the suit, along with nine other linerboard manufacturers. The complaint alleges that the defendants, during the period from October 1, 1993 through November 30, 1995, conspired to limit the supply of linerboard, and that the purpose and effect of the alleged conspiracy was artificially to increase prices of corrugated containers. The plaintiffs have moved to certify a class of all persons in the United States who purchased corrugated containers directly from any defendant during the above period, and seek treble damages and attorneys' fees on behalf of the purported class. The Court has yet to rule on the plaintiffs' motion for class certification, and the case is currently set for trial in June, 2002. PCA believes that the plaintiffs' allegations have no merit and intend to defend against the suit vigorously. PCA does not believe that the outcome of this litigation should have a material adverse effect on its financial position, results of operations, or cash flow.

    PCA is also party to various legal actions arising in the ordinary course of its business. These legal actions cover a broad variety of claims spanning its entire business. PCA believes that the resolution of these legal actions will not, individually or in the aggregate, have a material adverse effect on its financial condition or results of operations.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

    None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

    None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    None.

ITEM 5. OTHER INFORMATION.

    None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

    (a) The following exhibits are included in this Quarterly Report on Form 10-Q:

        None.

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

                                                     PACKAGING CORPORATION OF AMERICA
                                                         (Registrant)

                                                     By:               /s/ RICHARD B. WEST
                                                          ---------------------------------------------
                                                                         Richard B. West
                                                           CHIEF FINANCIAL OFFICER, VICE PRESIDENT AND
                                                            CORPORATE SECRETARY (PRINCIPAL FINANCIAL
                                                                 OFFICER AND AUTHORIZED OFFICER)

Date: May 15, 2001