Form 10-Q
period 2001-06-30
PACKAGING CORP OF AMERICA
filed 2001-08-10
CIK 75677

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001
                                       OR

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

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes /X/ No / /

    As of August 9, 2001, the Registrant had outstanding 106,855,490 shares of common stock, par value $0.01 per share.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I
                             FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                        PACKAGING CORPORATION OF AMERICA
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                               JUNE 30,        DECEMBER 31,
                                                                 2001              2000
                                                              -----------      ------------
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)            (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents.................................  $   15,689        $    7,892
  Accounts and notes receivable, net of allowance for
    doubtful accounts of $6,102 and $6,394 as of June 30,
    2001 and December 31, 2000, respectively................     208,605           215,994
  Inventories...............................................     152,188           159,712
  Prepaid expenses and other current assets.................      14,078             5,755
  Deferred income taxes.....................................      14,221            14,356
                                                              ----------        ----------
    TOTAL CURRENT ASSETS....................................     404,781           403,709

Property, plant and equipment, net..........................   1,450,026         1,455,990
Intangible assets, net of accumulated amortization of $1,493 and $1,380 as of June 30, 2001 and December 31, 2000,
  respectively..............................................       3,748             1,758
Other long-term assets......................................      76,227            80,655
                                                              ----------        ----------
    TOTAL ASSETS............................................  $1,934,782        $1,942,112
                                                              ==========        ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt.........................  $       70        $      239
  Accounts payable..........................................     101,719           113,701
  Accrued interest..........................................      13,346            15,438
  Accrued liabilities.......................................      67,884            89,170
                                                              ----------        ----------
    TOTAL CURRENT LIABILITIES...............................     183,019           218,548

Long-term liabilities:
  Long-term debt............................................     816,196           869,175
  Deferred income taxes.....................................     173,071           151,728
  Other liabilities.........................................      18,517            15,237
                                                              ----------        ----------
    TOTAL LONG-TERM LIABILITIES.............................   1,007,784         1,036,140

Shareholders' equity:
  Common stock (par value $.01 per share, 300,000,000 shares authorized, 106,551,944 shares and 106,248,138 shares
    issued as of June 30, 2001 and December 31, 2000,
    respectively)...........................................       1,065             1,062
  Additional paid in capital................................     511,138           512,208
  Retained earnings.........................................     233,346           174,468
  Accumulated other comprehensive loss......................      (1,256)               --
  Common stock held in treasury, at cost (27,470 shares)....        (314)             (314)
                                                              ----------        ----------
    TOTAL SHAREHOLDERS' EQUITY..............................     743,979           687,424
                                                              ----------        ----------
    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..............  $1,934,782        $1,942,112
                                                              ==========        ==========

           See notes to condensed consolidated financial statements.

                        PACKAGING CORPORATION OF AMERICA

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                  (UNAUDITED)

                                                                 THREE MONTHS ENDED
                                                                      JUNE 30,
                                                              ------------------------
                                                                2001           2000
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                      ---------      ---------
Net sales...................................................  $ 466,964      $ 492,372
Cost of sales...............................................   (354,783)      (363,708)
                                                              ---------      ---------

  Gross profit..............................................    112,181        128,664

Selling and administrative expenses.........................    (31,369)       (29,552)
Other expense, net..........................................       (492)          (800)
Corporate overhead..........................................    (10,766)        (9,775)
                                                              ---------      ---------

  Income before interest and taxes..........................     69,554         88,537
Interest expense, net.......................................    (18,856)       (32,151)
                                                              ---------      ---------

  Income before taxes.......................................     50,698         56,386
Provision for income taxes..................................    (19,439)       (23,109)
                                                              ---------      ---------

Net income available to common shareholders.................  $  31,259      $  33,277
                                                              =========      =========
Weighted average common shares outstanding:
  Basic.....................................................    106,583        105,850
  Diluted...................................................    109,117        108,193

Basic earnings per common share:
  Net income per common share...............................  $    0.29      $    0.31
                                                              =========      =========
Diluted earnings per common share:
  Net income per common share...............................  $    0.29      $    0.31
                                                              =========      =========

           See notes to condensed consolidated financial statements.

                        PACKAGING CORPORATION OF AMERICA

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                  (UNAUDITED)

                                                              SIX MONTHS ENDED JUNE 30,
                                                              --------------------------
                                                                 2001            2000
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                      ----------      ----------
Net sales...................................................  $ 921,630       $ 968,262
Cost of sales...............................................   (702,271)       (731,052)
                                                              ---------       ---------

  Gross profit..............................................    219,359         237,210

Selling and administrative expenses.........................    (62,011)        (58,635)
Other income (expense), net.................................       (711)          2,067
Corporate overhead..........................................    (21,123)        (19,364)
                                                              ---------       ---------

  Income before interest, taxes and cumulative effect of
    accounting change.......................................    135,514         161,278
Interest expense, net.......................................    (38,418)        (62,393)
                                                              ---------       ---------

  Income before taxes and cumulative effect of accounting
    change..................................................     97,096          98,885
Provision for income taxes..................................    (37,723)        (40,362)
                                                              ---------       ---------

  Income before cumulative effect of accounting change......     59,373          58,523
Cumulative effect of accounting change, net of tax..........       (495)             --
                                                              ---------       ---------

Net income..................................................     58,878          58,523
Preferred dividends and accretion of preferred stock
  issuance costs............................................         --         (18,637)
                                                              ---------       ---------

Net income available to common shareholders.................  $  58,878       $  39,886
                                                              =========       =========
Weighted average common shares outstanding:
  Basic.....................................................    106,499         103,716
  Diluted...................................................    109,039         106,037

Basic earnings per common share:
  Income before cumulative effect of accounting change......  $    0.55       $    0.38
  Cumulative effect of accounting change....................         --              --
                                                              ---------       ---------
  Net income per common share...............................  $    0.55       $    0.38
                                                              =========       =========
Diluted earnings per common share:
  Income before cumulative effect of accounting change......  $    0.54       $    0.38
  Cumulative effect of accounting change....................         --              --
                                                              ---------       ---------
  Net income per common share...............................  $    0.54       $    0.38
                                                              =========       =========

           See notes to condensed consolidated financial statements.

                        PACKAGING CORPORATION OF AMERICA

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                              SIX MONTHS ENDED JUNE 30,
                                                              -------------------------
                                                                2001            2000
(IN THOUSANDS)                                                ---------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income..................................................  $ 58,878       $  58,523
                                                              --------       ---------
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Depreciation, depletion and amortization..................    69,651          70,886
  Amortization of financing costs...........................     2,442           3,479
  Cumulative effect of accounting change....................       495              --
  Increase in deferred income taxes.........................    22,606          30,108
  (Gain)/loss on disposal of property, plant and
    equipment...............................................       208            (419)
  Other, net................................................       589            (162)
Changes in components of working capital:
  (Increase) decrease in current assets--
    Accounts receivable.....................................     8,664         (20,940)
    Inventories.............................................     8,164           8,614
    Prepaid expenses and other..............................    (8,323)         (6,576)
  Decrease in current liabilities--
    Accounts payable........................................   (14,065)        (17,324)
    Accrued liabilities.....................................   (23,446)        (15,756)
                                                              --------       ---------
      NET CASH PROVIDED BY OPERATING ACTIVITIES.............   125,863         110,433
                                                              --------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment................   (58,379)        (57,025)
  Additions to other long term assets.......................    (2,098)         (4,615)
  Acquisition of business...................................    (4,823)             --
  Proceeds from disposals of property, plant and
    equipment...............................................       878           1,508
  Other, net................................................       591             233
                                                              --------       ---------
      NET CASH USED FOR INVESTING ACTIVITIES................   (63,831)        (59,899)
                                                              --------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Redemption of preferred stock...............................        --        (124,432)
Payments on long-term debt..................................   (53,169)        (58,825)
Proceeds from initial public offering.......................        --         126,364
Proceeds from long-term debt issued.........................        --             436
Repurchases and retirement of common stock..................    (3,465)             --
Issuance of common stock upon exercise of stock options.....     2,399              --
                                                              --------       ---------
      NET CASH USED FOR FINANCING ACTIVITIES................   (54,235)        (56,457)
                                                              --------       ---------
NET INCREASE (DECREASE) IN CASH.............................     7,797          (5,923)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD..............     7,892          10,300
                                                              --------       ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD....................  $ 15,689       $   4,377
                                                              ========       =========

           See notes to condensed consolidated financial statements.

                        PACKAGING CORPORATION OF AMERICA

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

                                 JUNE 30, 2001

1.  BASIS OF PRESENTATION

    The consolidated financial statements as of June 30, 2001 and 2000 of Packaging Corporation of America ("PCA" or the "Company") are unaudited but include all adjustments (consisting only of normal recurring adjustments) that management considers necessary for a fair presentation of such financial statements. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with Article 10 of SEC Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. Operating results during the period ended June 30, 2001 are not necessarily indicative of the results that may be expected for the period ending December 31, 2001.

2.  SUMMARY OF ACCOUNTING POLICIES

    BASIS OF CONSOLIDATION

    The accompanying condensed consolidated financial statements of Packaging Corporation of America include all majority-owned subsidiaries. All significant intercompany transactions have been eliminated. The Company has two joint ventures that are carried under the equity method.

    USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts in the financial statements and the accompanying notes. Actual results could differ from those estimates.

    SEGMENT INFORMATION

    PCA is primarily engaged in one line of business: the manufacture and sale of packaging materials, boxes and containers for industrial and consumer markets. No single customer accounts for more than 10% of total revenues. As a result of a recent acquisition, PCA now has a small warehouse and assembly operation in Nogales, Mexico.

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

    The Company recorded a transition adjustment upon adoption of SFAS No. 133 to recognize its derivative instruments at fair value and to recognize the effective and ineffective portions of the cash flow hedges. The effect of this transition adjustment was to decrease reported net income in the first

                        PACKAGING CORPORATION OF AMERICA

                                  (UNAUDITED)

                                 JUNE 30, 2001

2. SUMMARY OF ACCOUNTING POLICIES (CONTINUED) quarter by approximately $0.5 million ($0.8 million pre-tax). The Company also recorded a minimal transition adjustment in OCI and an increase in noncurrent liabilities of approximately $0.8 million.

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

    For the six months ended June 30, 2001, reported net income increased
$0.3 million ($0.5 million pre-tax) for changes in the time value of the interest rate collars, or hedge ineffectiveness. All amounts have been included in other expense in the statements of income. Derivative losses included in OCI as of June 30, 2001, will be reclassified into earnings over the lives of the collar agreements, through June 30, 2003.

    In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets," effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill (and intangible assets deemed to have indefinite lives) will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

    The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the nonamortization provisions of the Statements is not expected to have a material impact on the Company's consolidated financial position or results of operations. During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

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

    COMPREHENSIVE INCOME

    For the six months ended June 30, 2001, total comprehensive income was $1.3 million less than net income due to derivative losses. There was no difference for the six months ended June 30, 2000.

    RECLASSIFICATIONS

    Prior year's financial statements have been reclassified where appropriate to conform with current year presentation.

                        PACKAGING CORPORATION OF AMERICA

                                  (UNAUDITED)

                                 JUNE 30, 2001

3.  EARNINGS PER SHARE

    The following table sets forth the computation of basic and diluted income per common share for the periods presented.

                                                              THREE MONTHS ENDED JUNE 30,
                                                              ---------------------------
                                                                2001               2000
(IN THOUSANDS, EXCEPT PER SHARE DATA)                         --------           --------
Numerator:
  Net income available to common shareholders...............  $ 31,259           $ 33,277
Denominator:
  Basic common shares outstanding...........................   106,583            105,850
Effect of dilutive securities:
  Stock options.............................................     2,534              2,343
                                                              --------           --------

Dilutive common shares outstanding..........................   109,117            108,193

Basic income per common share...............................  $   0.29           $   0.31
Diluted income per common share.............................  $   0.29           $   0.31

                                                               SIX MONTHS ENDED JUNE 30,
                                                              ---------------------------
                                                                2001               2000
(IN THOUSANDS, EXCEPT PER SHARE DATA)                         --------           --------
Numerator:
  Net income available to common shareholders...............  $ 58,878           $ 39,886
Denominator:
  Basic common shares outstanding...........................   106,499            103,716
Effect of dilutive securities:
  Stock options.............................................     2,540              1,856
  Non-vested stock..........................................        --                465
                                                              --------           --------

Dilutive common shares outstanding..........................   109,039            106,037

Basic income per common share...............................  $   0.55           $   0.38
Diluted income per common share.............................  $   0.54           $   0.38

4.  INVENTORIES

    The components of inventories are as follows:

                                                              JUNE 30, 2001   DECEMBER 31, 2000
                                                              -------------   -----------------
(IN THOUSANDS)                                                                    (AUDITED)
Raw materials...............................................    $ 63,449          $ 71,256
Work in progress............................................       7,061             5,908
Finished goods..............................................      52,892            56,157
Supplies and materials......................................      51,770            51,222
                                                                --------          --------
Inventories at FIFO cost....................................     175,172           184,543
Excess of FIFO over LIFO cost...............................     (22,984)          (24,831)
                                                                --------          --------
Inventory, net..............................................    $152,188          $159,712
                                                                ========          ========

                        PACKAGING CORPORATION OF AMERICA

                                  (UNAUDITED)

                                 JUNE 30, 2001

4.  INVENTORIES (CONTINUED)
    An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations must necessarily be based on management's estimates of expected year-end inventory levels and costs. Because these are subject to many forces beyond management's control, interim results are subject to the final year-end LIFO inventory valuation.

5.  SHAREHOLDERS' EQUITY

    On May 16, 2001, the Company announced a $100.0 million common stock repurchase program. PCA currently expects to repurchase the shares from time to time. During the quarter ended June 30, 2001, the Company repurchased 222,900 shares of common stock for approximately $3.5 million. These shares were retired on June 28, 2001.

6.  ACQUISITIONS

    On May 25, 2001, PCA International, Inc., a wholly owned subsidiary of PCA, was formed to acquire the assets of Sunbelt Packaging Services, Inc. for approximately $4.8 million. The transaction was completed on June 1, 2001. The purchase method of accounting was used to account for the acquisition. Sales and total assets of the acquisition were not material.

7.  SUMMARIZED COMBINED FINANCIAL INFORMATION ABOUT GUARANTOR SUBSIDIARIES

    The following is summarized aggregated financial information for Packaging Credit Company, LLC, Dixie Container Corporation, PCA International, Inc. and PCA Hydro, Inc., each of which was a wholly-owned subsidiary of PCA and included in the Company's consolidated financial statements. Each of these subsidiaries fully, unconditionally, jointly and severally guaranteed $550.0 million in senior subordinated notes issued by PCA. Separate financial statements of the guarantor subsidiaries

                        PACKAGING CORPORATION OF AMERICA

                                  (UNAUDITED)

                                 JUNE 30, 2001

7. SUMMARIZED COMBINED FINANCIAL INFORMATION ABOUT GUARANTOR SUBSIDIARIES (CONTINUED) are not presented because, in the opinion of management, such financial statements are not material to investors.

                                                                     NON-GUARANTOR
                                          PCA       GUARANTOR SUBS       SUBS        ELIMINATIONS     TOTAL
(IN THOUSANDS)                        -----------   --------------   -------------   ------------   ----------
JUNE 30, 2001
  Current assets....................  $  213,490       $ 83,693         $188,477      $ (80,879)    $  404,781
  Non-current assets................   1,654,685         77,359               --       (202,043)     1,530,001
                                      ----------       --------         --------      ---------     ----------
    Total assets....................   1,868,175        161,052          188,477       (282,922)     1,934,782
  Current liabilities...............     256,336         13,212            1,781        (88,310)       183,019
  Non-current liabilities...........     881,622            162          126,000             --      1,007,784
                                      ----------       --------         --------      ---------     ----------
    Total liabilities...............   1,137,958         13,374          127,781        (88,310)     1,190,803
                                      ----------       --------         --------      ---------     ----------
Net assets..........................  $  730,217       $147,678         $ 60,696      $(194,612)    $  743,979
                                      ==========       ========         ========      =========     ==========

DECEMBER 31, 2000
  Current assets....................  $  192,295       $ 63,501         $207,976      $ (60,063)    $  403,709
  Non-current assets................   1,663,269         65,883               --       (190,749)     1,538,403
                                      ----------       --------         --------      ---------     ----------
    Total assets....................   1,855,564        129,384          207,976       (250,812)     1,942,112
  Current liabilities...............     278,581          3,441            1,372        (64,846)       218,548
  Non-current liabilities...........     893,978            162          142,000             --      1,036,140
                                      ----------       --------         --------      ---------     ----------
    Total liabilities...............   1,172,559          3,603          143,372        (64,846)     1,254,688
                                      ----------       --------         --------      ---------     ----------
  Net assets........................  $  683,005       $125,781         $ 64,604      $(185,966)    $  687,424
                                      ==========       ========         ========      =========     ==========

SIX MONTHS ENDED JUNE 30, 2001
  Net sales.........................  $  920,979       $    651         $     --      $      --     $  921,630
  Pre-tax profit....................      82,097         24,840            4,081        (13,922)        97,096
  Net income........................      49,534         15,472            2,558         (8,686)        58,878

SIX MONTHS ENDED JUNE 30, 2000
  Net sales.........................  $  968,262       $     --         $     --      $      --     $  968,262
  Pre-tax profit....................      98,860             25               --             --         98,885
  Net income........................      58,508             15               --             --         58,523

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE MONTHS ENDED JUNE 30, 2000

NET SALES

    Net sales decreased by $25.4 million, or 5.2%, for the three months ended June 30, 2001 from the comparable period in 2000. The decrease was primarily the result of decreased sales prices of containerboard and corrugated products and lower sales volume of containerboard.

    Total corrugated products volume increased 1.1% for the three months ended June 30, 2001 from the comparable period in 2000. Containerboard volume to external domestic and export customers decreased 7.3%.

    According to Pulp & Paper Week, average linerboard and semi-chemical medium prices for 42 lb. Liner-East and 26 lb. Medium-East, which are representative benchmark grades, were $452 and $408, respectively, per ton for the three months ended June 30, 2001. This compares to $475 and $460, respectively, per ton for the three months ended June 30, 2000.

INCOME BEFORE INTEREST EXPENSE AND TAXES

    Operating income decreased by $19.0 million, or 21.4%, for the three months ended June 30, 2001 compared to the three months ended June 30, 2000. The decrease in operating income was primarily attributable to the lower sales prices and volume described above.

    Gross margins decreased $16.5 million, or 12.8%, for the three months ended June 30, 2001 from the comparable period in 2000 due to the lower sales prices and volume described above. Gross margins, as a percent of net sales, decreased to 24.0% in the second quarter of 2001 from 26.1% in the second quarter of 2000 due to decreased sales prices of corrugated products and containerboard to domestic and foreign third parties.

    Selling and administrative expenses increased $1.8 million, or 6.1%, for the three months ended June 30, 2001 compared to the three months ended June 30, 2000. The increase was primarily the result of increased salary and other general selling related expenses.

    Corporate overhead for the three months ended June 30, 2001 increased by $1.0 million, or 10.1%, from the comparable period in 2000. The increase was primarily due to increased salary and information technology services expenses.

INTEREST EXPENSE AND INCOME TAXES

    Interest expense decreased by $13.3 million, or 41.4%, for the three months ended June 30, 2001 from the three months ended June 30, 2000, primarily as a result of voluntary prepayments PCA made on the term loans under its senior credit facility.

    PCA's effective tax rate was 38.3% for the three months ended June 30, 2001 and 41.0% for the comparable period in 2000. The tax rate is higher than the federal statutory rate of 35% due to state income taxes.

SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO SIX MONTHS ENDED JUNE 30, 2000

NET SALES

    Net sales decreased by $46.6 million, or 4.8%, for the six months ended
June 30, 2001 from the comparable period in 2000. The decrease was primarily the result of decreases in sales prices of containerboard and shipments of containerboard to external third parties.

    Containerboard volume to external domestic and export customers decreased 15.1% for the six months ended June 30, 2001 from the comparable period in 2000. Corrugated products volume decreased 1.3% for the first half of 2001 compared to the first half of 2000.

    According to Pulp & Paper Week, average linerboard and semi-chemical medium prices for 42 lb. Liner-East and 26 lb. Medium-East, which are representative benchmark grades, were $456 and $417, respectively, per ton for the six months ended June 30, 2001. This compares to $461 and $443, respectively, per ton for the six months ended June 30, 2000.

INCOME BEFORE INTEREST EXPENSE AND TAXES

    Operating income decreased by $25.8 million, or 16.0%, for the six months ended June 30, 2001 compared to the six months ended June 30, 2000. The decrease in operating income was primarily attributable to the price and volume decreases described above.

    Gross margins decreased $17.9 million, or 7.5%, for the six months ended June 30, 2001 from the comparable period in 2000. Gross margins decreased to 23.8% of sales in the first half of 2001 from 24.5% of sales in the first half of 2000 due primarily to the price and volume decreases described above.

    Selling and administrative expenses increased $3.4 million, or 5.8%, for the six months ended June 30, 2001 compared to the six months ended June 30, 2000. The increase was primarily the result of increased salary and other general selling related expenses.

    Corporate overhead for the six months ended June 30, 2001 increased by $1.8 million, or 9.1%, from the comparable period in 2000. The increase was primarily due to increased salary and information technology services expenses.

INTEREST EXPENSE AND INCOME TAXES

    Interest expense decreased by $24.0 million, or 38.4%, for the six months ended June 30, 2001 from the six months ended June 30, 2000, primarily as a result of voluntary prepayments PCA made on the term loans under its senior credit facility.

    PCA's effective tax rate was 38.9% for the six months ended June 30, 2001 and 40.8% for the comparable period in 2000. The tax rate is higher than the federal statutory rate of 35.0% due to state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

    Cash flow provided by operating activities increased $15.4 million, or 14.0%, for the six months ended June 30, 2001 from the comparable period in 2000. The increase was primarily due to changes in working capital, partially offset by a decrease in deferred income taxes.

    Net cash used for investing activities increased $3.9 million, or 6.6%, for the six months ended June 30, 2001 compared to the six months ended June 30, 2000, primarily as a result of one business acquisition and additions to property, plant and equipment.

    Net cash used for financing activities decreased $2.2 million, or 3.9%, for the six months ended June 30, 2001 from the comparable period in 2000. The decrease was primarily attributable to slightly lower debt prepayments, partially offset by expenditures in 2001 to repurchase common stock.

    As of June 30, 2001, PCA had commitments for capital expenditures of $56.1 million. PCA's primary sources of liquidity are cash flow from operations and borrowings under PCA's senior revolving credit facility. PCA expects to be able to fund its debt service and capital expenditures, the primary uses of its cash, from these sources.

    PCA incurred substantial indebtedness in connection with the Transactions. On April 12, 1999, PCA had approximately $1.8 billion of indebtedness as a result of the debt assumed in connection with completion of the Transactions. As of June 30, 2001, PCA's level of indebtedness had been reduced to approximately $816.0 million through prepayments of its bank debt.

    Concurrently with the Transactions, PCA issued $550.0 million of 9 5/8% senior subordinated notes and $100.0 million of 12 3/8% senior exchangeable preferred stock and entered into a senior credit facility.

    On January 28, 2000, PCA became a publicly traded company with an initial public offering of its common stock. On March 3, 2000, PCA used the net proceeds from the offering to redeem all of its outstanding shares of 12 3/8% senior exchangeable preferred stock due 2010.

    On June 29, 2000, PCA completed the refinancing of its $885.0 million senior credit facility. The refinanced senior credit facility provided for two term loans in an aggregate amount of $735.0 million and a revolving credit facility with up to $150.0 million in availability.

    On November 29, 2000, PCA entered into a three-year, $150.0 million revolving credit facility in connection with the securitization of trade receivables. The securitization facility is secured by PCA's receivables and bears interest at a floating rate based upon commercial paper plus an allowed margin under the agreement. Proceeds received of $142.0 million were used to repay the term loans under the senior credit facility. As of June 30, 2001, PCA had paid $16.0 million on this facility.

    The following table provides the weighted average interest rate as of June 30, 2001 for each of the term loans, the revolving credit facility and the securitization facility:

                                                           WEIGHTED AVERAGE
BORROWING ARRANGEMENT                                       INTEREST RATE
---------------------                                      ----------------
Term Loan A..............................................       6.20%
Term Loan B..............................................       6.95%
Revolving Credit Facility:
  Revolver--Eurodollar...................................        N/A
  Revolver--Base Rate....................................        N/A
Securitization Facility..................................       4.97%

    The borrowings under the revolving credit facility are available to fund PCA's working capital requirements, capital expenditures and other general corporate purposes. The Term Loan A must be repaid in quarterly installments from June 2003 through June 2006. The Term Loan B must be repaid in quarterly installments from September 2003 through June 2007. The revolving credit facility will terminate in 2006. The securitization facility will terminate in 2003. As of June 30, 2001, PCA had $150.0 million in availability and no borrowings outstanding under the revolving credit facility, and $150.0 million in availability and $126.0 million outstanding under the securitization facility.

    Since April 12, 1999, PCA has made debt prepayments totalling approximately $953.0 million, using free cash from operations of $442.0 million and proceeds from the sales of timberland of $511.0 million, to reduce its borrowings under the term loans and the securitization facility.

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

MARKET RISK AND RISK MANAGEMENT POLICIES

    Historically, the Group has not had any material market risk due to the fact that its debt financing and risk management activities were conducted by Pactiv or Tenneco Inc. As a result of the Transactions, PCA is exposed to the impact of interest rate changes and changes in the market value of its financial instruments. PCA periodically enters into derivatives in order to minimize these risks, but not for trading purposes.

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

    PCA currently has interest rate collar agreements that protect against rising interest rates and simultaneously guarantee a minimum interest rate. The original notional amount of these collar agreements was $720.0 million. As PCA has made debt prepayments, the need for these collar agreements has diminished. Accordingly, PCA has reduced the notional amount of its collars to

$220.0 million as of June 30, 2001. The weighted average floor of the interest rate collar agreements is 5.01% and the weighted average ceiling of the interest rate collar agreements is 6.84%. The interest rate on approximately 83% of PCA's variable-rate debt as of June 30, 2001 is capped. PCA receives payments under the collar agreements if the applicable interest rate (LIBOR or commercial paper) exceeds the ceiling. Correspondingly, PCA makes payments under the collar agreements if the applicable interest rate drops below the floor. In both cases, the amounts received or paid are based upon the notional amount and the difference between the actual interest rate and the ceiling or floor rate. The weighted average duration of the interest rate collar agreements is approximately two years.

    PCA's earnings are affected by changes in short-term interest rates as a result of borrowings under its variable-rate debt instruments. If interest rates (LIBOR or commercial paper) for these borrowings increase one percent, PCA's interest expense would increase, and income before income taxes would decrease, by approximately $2.7 million annually, until the applicable interest rate exceeds the ceiling rate. At that point, only 17% of the variable-rate debt as of June 30, 2001, would result in additional interest expense. As of June 30, 2001, PCA's weighted average LIBOR rate was 4.95% and the weighted average commercial paper rate was 4.62%. The effect of an interest rate change to the fair market value of the outstanding debt is insignificant. This analysis does not consider any other impact on fair value that could exist in such an interest rate environment. In the event of a change in interest rates, management could take actions to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in PCA's financial structure.

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

                                    PART II
                               OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

    On May 14, 1999, PCA was named as a defendant in a Consolidated Class Action Complaint which alleged a civil violation of Section 1 of the Sherman Act. The suit, captioned WINOFF INDUSTRIES, INC. V. STONE CONTAINER CORPORATION, MDL
No. 1261 (E.D. Pa.), names PCA as a defendant based solely on the allegation that PCA is a successor to the interests of Tenneco Packaging Inc. and Tenneco Inc., both of which were also named as defendants in the suit, along with nine other linerboard manufacturers. The complaint alleges that the defendants, during the period from October 1, 1993 through November 30, 1995, conspired to limit the supply of linerboard, and that the purpose and effect of the alleged conspiracy was artificially to increase prices of corrugated containers. The plaintiffs have moved to certify a class of all persons in the United States who purchased corrugated containers directly from any defendant during the above period, and seek treble damages and attorneys' fees on behalf of the purported class. The Court has yet to rule on the plaintiffs' motion for class certification, and the case is currently set for trial in January, 2003. PCA believes that the plaintiffs' allegations have no merit and intends to defend against the suit vigorously. PCA does not believe that the outcome of this litigation should have a material adverse effect on its financial position, results of operations, or cash flow.

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

    None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

    None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    PCA's 2001 Annual Meeting of Shareholders was held on May 15, 2001. At the meeting, the Shareholders voted on two matters: (1) electing directors, and
(2) ratifying the appointment of Ernst & Young LLP as independent accountants for the year 2001. The following persons were elected to PCA's Board of Directors, each for a term to expire at PCA's 2002 Annual Meeting of
Shareholders:

     NOMINEE                                               NUMBER OF VOTES
-----------------------------------------------------  -----------------------
                                                           FOR       WITHHELD
                                                       -----------   ---------
Paul T. Stecko.......................................   98,096,700   3,672,606
Henry F. Frigon......................................  101,156,339     612,967
Louis A. Holland.....................................  101,158,224     611,082
Justin S. Huscher....................................  100,901,124     868,182
Samuel M. Mencoff....................................  100,901,624     867,682
Thomas S. Souleles...................................  100,901,183     868,123
Rayford K. Williamson................................  101,156,166     613,140

    The Shareholders also ratified the appointment of Ernst & Young LLP as PCA's independent accountants for the year 2001 by a vote of 99,514,044 votes cast for ratification, 2,235,606 votes cast against ratification, and 19,656 abstentions.

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

Date: August 10, 2001