Form 10-Q
period 2001-09-30
PACKAGING CORP OF AMERICA
filed 2001-11-13
CIK 75677

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    As of November 5, 2001, the Registrant had outstanding 105,574,628 shares of common stock, par value $0.01 per share.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I
                             FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                        PACKAGING CORPORATION OF AMERICA
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                              SEPTEMBER 30,    DECEMBER 31,
                                                                   2001            2000
                                                              --------------   -------------
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)             (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents.................................    $   65,297      $    7,892
  Accounts and notes receivable, net of allowance for
    doubtful accounts of $6,005 and $6,394 as of
    September 30, 2001 and December 31, 2000,
    respectively............................................       222,652         215,994
  Inventories...............................................       157,354         159,712
  Prepaid expenses and other current assets.................        10,488           5,755
  Deferred income taxes.....................................        17,706          14,356
                                                                ----------      ----------
    TOTAL CURRENT ASSETS....................................       473,497         403,709

Property, plant and equipment, net..........................     1,452,620       1,455,990
Intangible assets, net of accumulated amortization of $1,549 and $1,380 as of September 30, 2001 and December 31, 2000,
  respectively..............................................         3,681           1,758
Other long-term assets......................................        73,111          80,655
                                                                ----------      ----------
    TOTAL ASSETS............................................    $2,002,909      $1,942,112
                                                                ==========      ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt.........................    $       70      $      239
  Accounts payable..........................................       113,986         113,701
  Accrued interest..........................................        26,779          15,438
  Accrued liabilities.......................................        91,668          89,170
                                                                ----------      ----------
    TOTAL CURRENT LIABILITIES...............................       232,503         218,548

Long-term liabilities:
  Long-term debt............................................       816,136         869,175
  Deferred income taxes.....................................       184,609         151,728
  Other liabilities.........................................        22,608          15,237
                                                                ----------      ----------
    TOTAL LONG-TERM LIABILITIES.............................     1,023,353       1,036,140

Shareholders' equity:
  Common stock (par value $.01 per share, 300,000,000 shares authorized, 105,926,333 shares and 106,248,138 shares
    issued as of September 30, 2001 and December 31, 2000,
    respectively)...........................................         1,059           1,062
  Additional paid in capital................................       493,295         512,208
  Retained earnings.........................................       262,500         174,468
  Accumulated other comprehensive loss......................        (3,440)             --
  Common stock held in treasury, at cost (408,500 shares and
    27,470 shares as of September 30, 2001 and December 31,
    2000, respectively).....................................        (6,361)           (314)
                                                                ----------      ----------
    TOTAL SHAREHOLDERS' EQUITY..............................       747,053         687,424
                                                                ----------      ----------
    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..............    $2,002,909      $1,942,112
                                                                ==========      ==========

           See notes to condensed consolidated financial statements.

                        PACKAGING CORPORATION OF AMERICA

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                  (UNAUDITED)

                                                               THREE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                              ---------------------
                                                                2001        2000
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                      ---------   ---------
Net sales...................................................  $ 455,214   $ 487,676
Cost of sales...............................................   (346,372)   (350,431)
                                                              ---------   ---------
  Gross profit..............................................    108,842     137,245

Selling and administrative expenses.........................    (30,633)    (28,992)
Other expense, net..........................................     (2,536)     (2,165)
Corporate overhead..........................................    (10,309)     (9,520)
                                                              ---------   ---------
  Income before interest and taxes..........................     65,364      96,568
Interest expense, net.......................................    (17,819)    (29,885)
                                                              ---------   ---------
  Income before taxes.......................................     47,545      66,683
Provision for income taxes..................................    (18,391)    (26,674)
                                                              ---------   ---------
Net income available to common shareholders.................  $  29,154   $  40,009
                                                              =========   =========
Weighted average common shares outstanding:
  Basic.....................................................    106,628     105,964
  Diluted...................................................    109,315     108,295

Basic earnings per common share:
  Net income per common share...............................  $    0.27   $    0.38
                                                              =========   =========
Diluted earnings per common share:
  Net income per common share...............................  $    0.27   $    0.37
                                                              =========   =========

           See notes to condensed consolidated financial statements.

                        PACKAGING CORPORATION OF AMERICA

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                  (UNAUDITED)

                                                                  NINE MONTHS ENDED
                                                                    SEPTEMBER 30,
                                                              -------------------------
                                                                 2001          2000
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                      -----------   -----------
Net sales...................................................  $ 1,376,844   $ 1,455,938
Cost of sales...............................................   (1,048,643)   (1,081,483)
                                                              -----------   -----------

  Gross profit..............................................      328,201       374,455

Selling and administrative expenses.........................      (92,644)      (87,628)
Other expense, net..........................................       (3,247)          (98)
Corporate overhead..........................................      (31,432)      (28,884)
                                                              -----------   -----------

  Income before interest, taxes and cumulative effect of
    accounting change.......................................      200,878       257,845
Interest expense, net.......................................      (56,237)      (92,278)
                                                              -----------   -----------

  Income before taxes and cumulative effect of accounting
    change..................................................      144,641       165,567
Provision for income taxes..................................      (56,114)      (67,035)
                                                              -----------   -----------

  Income before cumulative effect of accounting change......       88,527        98,532
Cumulative effect of accounting change, net of tax..........         (495)           --
                                                              -----------   -----------

Net income..................................................       88,032        98,532
Preferred dividends and accretion of preferred stock
  issuance costs............................................           --       (18,637)
                                                              -----------   -----------

Net income available to common shareholders.................  $    88,032   $    79,895
                                                              ===========   ===========

Weighted average common shares outstanding:
  Basic.....................................................      106,543       104,471
  Diluted...................................................      109,114       106,799

Basic earnings per common share:
  Income before cumulative effect of accounting change......  $      0.83   $      0.76
  Cumulative effect of accounting change....................           --            --
                                                              -----------   -----------
  Net income per common share...............................  $      0.83   $      0.76
                                                              ===========   ===========
Diluted earnings per common share:
  Income before cumulative effect of accounting change......  $      0.81   $      0.75
  Cumulative effect of accounting change....................           --            --
                                                              -----------   -----------
  Net income per common share...............................  $      0.81   $      0.75
                                                              ===========   ===========

           See notes to condensed consolidated financial statements.

                        PACKAGING CORPORATION OF AMERICA

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

                                  (UNAUDITED)

                                                                NINE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                              ---------------------
                                                                2001        2000
(IN THOUSANDS)                                                ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income..................................................  $  88,032   $  98,532
                                                              ---------   ---------
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Depreciation, depletion and amortization..................    105,230     106,087
  Amortization of financing costs...........................      3,662       5,456
  Cumulative effect of accounting change....................        495          --
  Increase in deferred income taxes.........................     30,808      43,056
  Loss on disposal of property, plant and equipment.........      1,759       1,578
  Other, net................................................      2,248        (266)
Changes in components of working capital:
  (Increase) decrease in current assets--
    Accounts receivable.....................................     (5,400)    (18,723)
    Inventories.............................................      2,998       4,303
    Prepaid expenses and other..............................     (4,715)     (1,183)
  Increase (decrease) in current liabilities--
    Accounts payable........................................     (1,797)    (17,789)
    Accrued liabilities.....................................     13,725      17,500
                                                              ---------   ---------
      NET CASH PROVIDED BY OPERATING ACTIVITIES.............    237,045     238,551
                                                              ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment................    (96,001)    (85,148)
  Additions to other long term assets.......................     (2,537)     (3,112)
  Acquisition of businesses.................................     (4,827)         --
  Proceeds from disposals of property, plant and
    equipment...............................................      1,044       2,091
  Investments in joint ventures.............................         --        (500)
  Other, net................................................        884        (819)
                                                              ---------   ---------
      NET CASH USED FOR INVESTING ACTIVITIES................   (101,437)    (87,488)
                                                              ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Redemption of preferred stock...............................         --    (124,432)
Payments on long-term debt..................................    (53,239)   (127,825)
Proceeds from initial public offering.......................         --     126,364
Proceeds from long-term debt issued.........................         --         605
Repurchases of common stock.................................    (30,102)       (314)
Issuance of common stock upon exercise of stock options.....      5,138         912
                                                              ---------   ---------
      NET CASH USED FOR FINANCING ACTIVITIES................    (78,203)   (124,690)
                                                              ---------   ---------
NET INCREASE IN CASH........................................     57,405      26,373
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD..............      7,892      10,300
                                                              ---------   ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD....................  $  65,297   $  36,673
                                                              =========   =========

           See notes to condensed consolidated financial statements.

                        PACKAGING CORPORATION OF AMERICA

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

                               SEPTEMBER 30, 2001

1.  BASIS OF PRESENTATION

    The consolidated financial statements as of September 30, 2001 and 2000 of Packaging Corporation of America ("PCA" or the "Company") are unaudited but include all adjustments (consisting only of normal recurring adjustments) that management considers necessary for a fair presentation of such financial statements. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with Article 10 of SEC Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. Operating results during the period ended September 30, 2001 are not necessarily indicative of the results that may be expected for the period ending December 31, 2001.

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

    The Company recorded a transition adjustment upon adoption of SFAS No. 133 to recognize its derivative instruments at fair value and to recognize the effective and ineffective portions of the cash

                        PACKAGING CORPORATION OF AMERICA

                                  (UNAUDITED)

                               SEPTEMBER 30, 2001

2. SUMMARY OF ACCOUNTING POLICIES (CONTINUED) flow hedges. The effect of this transition adjustment was to decrease reported net income in the first quarter by approximately $0.5 million ($0.8 million pre-tax). The Company also recorded a minimal transition adjustment in OCI and an increase in noncurrent liabilities of approximately $0.8 million.

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

    For the nine months ended September 30, 2001, reported net income increased $0.2 million ($0.4 million pre-tax) for changes in the time value of the interest rate collars, or hedge ineffectiveness. All amounts have been included in other expense in the statements of income. Derivative losses included in OCI as of September 30, 2001, will be reclassified into earnings over the lives of the collar agreements, through June 30, 2003.

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

    REVENUE RECOGNITION

    The Company recognizes revenue as title to the products is transferred to customers. In the fourth quarter of 2000, the Company adopted EITF 00-10, "Accounting for Shipping and Handling Fees and Costs." Shipping and handling costs are included in cost of sales. Shipping and handling billings to a customer in a sales transaction are included in revenue. Prior year amounts have been reclassified to conform to this treatment.

    COMPREHENSIVE INCOME

    For the nine months ended September 30, 2001, total comprehensive income was $3.4 million less than net income due to derivative losses. There was no difference for the nine months ended September 30, 2000.

                        PACKAGING CORPORATION OF AMERICA

                                  (UNAUDITED)

                               SEPTEMBER 30, 2001

2.  SUMMARY OF ACCOUNTING POLICIES (CONTINUED)
    RECLASSIFICATIONS

    Prior year's financial statements have been reclassified where appropriate to conform with current year presentation.

3.  EARNINGS PER SHARE

    The following table sets forth the computation of basic and diluted income per common share for the periods presented.

                                                                  THREE MONTHS ENDED
                                                                     SEPTEMBER 30,
                                                              ---------------------------
                                                                2001               2000
(IN THOUSANDS, EXCEPT PER SHARE DATA)                         --------           --------
Numerator:
  Net income available to common shareholders...............  $ 29,154           $ 40,009
Denominator:
  Basic common shares outstanding...........................   106,628            105,964
Effect of dilutive securities:
  Stock options.............................................     2,687              2,331
                                                              --------           --------

Dilutive common shares outstanding..........................   109,315            108,295

Basic income per common share...............................  $   0.27           $   0.38
Diluted income per common share.............................  $   0.27           $   0.37

                                                                   NINE MONTHS ENDED
                                                                     SEPTEMBER 30,
                                                              ---------------------------
                                                                2001               2000
(IN THOUSANDS, EXCEPT PER SHARE DATA)                         --------           --------
Numerator:
  Net income available to common shareholders...............  $ 88,032           $ 79,895
Denominator:
  Basic common shares outstanding...........................   106,543            104,471
Effect of dilutive securities:
  Stock options.............................................     2,571              2,019
  Non-vested stock..........................................        --                309
                                                              --------           --------

Dilutive common shares outstanding..........................   109,114            106,799

Basic income per common share...............................  $   0.83           $   0.76
Diluted income per common share.............................  $   0.81           $   0.75

                        PACKAGING CORPORATION OF AMERICA

                                  (UNAUDITED)

                               SEPTEMBER 30, 2001

4.  INVENTORIES

    The components of inventories are as follows:

                                                              SEPTEMBER 30, 2001    DECEMBER 31, 2000
                                                              -------------------   ------------------
(IN THOUSANDS)                                                                          (AUDITED)
Raw materials...............................................       $ 66,741              $ 71,256
Work in progress............................................          6,660                 5,908
Finished goods..............................................         52,618                56,157
Supplies and materials......................................         55,035                51,222
                                                                   --------              --------
Inventories at FIFO cost....................................        181,054               184,543
Excess of FIFO over LIFO cost...............................        (23,700)              (24,831)
                                                                   --------              --------
Inventory, net..............................................       $157,354              $159,712
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

5.  SHAREHOLDERS' EQUITY

    On May 16, 2001, the Company announced a $100.0 million common stock repurchase program. PCA currently expects to repurchase the shares from time to time. Through September 30, 2001, the Company repurchased 1,812,700 shares of common stock for approximately $30.1 million. Of these shares, 408,500 were held in treasury at September 30, 2001 and were subsequently retired in October, 2001. The remaining shares were retired prior to September 30, 2001.

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

7.  SUMMARIZED COMBINED FINANCIAL INFORMATION ABOUT GUARANTOR SUBSIDIARIES

    The following is summarized aggregated financial information for Packaging Credit Company, LLC, Dixie Container Corporation, PCA International, Inc. and PCA Hydro, Inc., each of which was a wholly-owned subsidiary of PCA and included in the Company's consolidated financial statements. Each of these subsidiaries fully, unconditionally, jointly and severally guaranteed $550.0 million in senior subordinated notes issued by PCA. Separate financial statements of the guarantor subsidiaries are not presented because, in the opinion of management, such financial

                        PACKAGING CORPORATION OF AMERICA

                                  (UNAUDITED)

                               SEPTEMBER 30, 2001

7. SUMMARIZED COMBINED FINANCIAL INFORMATION ABOUT GUARANTOR SUBSIDIARIES (CONTINUED) statements are not material to investors. Financial information for Packaging Receivables Company, LLC is reflected as a non-guarantor subsidiary.

                                                               NON-GUARANTOR
                                    PCA       GUARANTOR SUBS        SUB        ELIMINATIONS     TOTAL
(IN THOUSANDS)                   ----------   --------------   -------------   ------------   ----------
SEPTEMBER 30, 2001
  Current assets...............  $  273,786      $ 84,387         $196,726      $ (81,402)    $  473,497
  Non-current assets...........   1,654,115       100,687               --       (225,390)     1,529,412
                                 ----------      --------         --------      ---------     ----------
    Total assets...............   1,927,901       185,074          196,726       (306,792)     2,002,909
  Current liabilities..........     302,376        24,146            1,038        (95,057)       232,503
  Non-current liabilities......     897,177           176          126,000             --      1,023,353
                                 ----------      --------         --------      ---------     ----------
    Total liabilities..........   1,199,553        24,322          127,038        (95,057)     1,255,856
                                 ----------      --------         --------      ---------     ----------
  Net assets...................  $  728,348      $160,752         $ 69,688      $(211,735)    $  747,053
                                 ==========      ========         ========      =========     ==========

DECEMBER 31, 2000
  Current assets...............  $  192,295      $ 63,501         $207,976      $ (60,063)    $  403,709
  Non-current assets...........   1,663,269        65,883               --       (190,749)     1,538,403
                                 ----------      --------         --------      ---------     ----------
    Total assets...............   1,855,564       129,384          207,976       (250,812)     1,942,112
  Current liabilities..........     278,581         3,441            1,372        (64,846)       218,548
  Non-current liabilities......     893,978           162          142,000             --      1,036,140
                                 ----------      --------         --------      ---------     ----------
    Total liabilities..........   1,172,559         3,603          143,372        (64,846)     1,254,688
                                 ----------      --------         --------      ---------     ----------
  Net assets...................  $  683,005      $125,781         $ 64,604      $(185,966)    $  687,424
                                 ==========      ========         ========      =========     ==========

NINE MONTHS ENDED
  SEPTEMBER 30, 2001
  Net sales....................  $1,373,882      $  2,962         $     --      $      --     $1,376,844
  Pre-tax profit...............     121,710        48,113            5,519        (30,701)       144,641
  Net income...................      73,746        29,924            3,488        (19,126)        88,032

NINE MONTHS ENDED
  SEPTEMBER 30, 2000
  Net sales....................  $1,455,938      $     --         $     --      $      --     $1,455,938
  Pre-tax profit...............     165,529            38               --             --        165,567
  Net income...................      98,508            24               --             --         98,532

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THREE MONTHS ENDED
  SEPTEMBER 30, 2000

NET SALES

    Net sales decreased by $32.5 million, or 6.7%, for the three months ended September 30, 2001 from the comparable period in 2000. The decrease was primarily the result of decreased sales prices of containerboard and corrugated products and, to a lesser extent, decreased shipments of containerboard to external third parties.

    Total corrugated products volume increased 1.1% for the three months ended September 30, 2001 from the comparable period in 2000. This increase was due to the fact that the third quarter of 2001 had one more workday, those days not falling on a weekend or holiday, than the third quarter of 2000. On a comparable shipments-per-workday basis, corrugated products volume was down 0.5% from the third quarter of 2000. Containerboard volume to external domestic and export customers decreased 4.1%.

    According to Pulp & Paper Week, average linerboard and semi-chemical medium prices for 42 lb. Liner-East and 26 lb. Medium-East, which are representative benchmark grades, were $438 and $395, respectively, per ton for the three months ended September 30, 2001. This compares to $475 and $452, respectively, per ton for the three months ended September 30, 2000.

INCOME BEFORE INTEREST EXPENSE AND TAXES

    Operating income decreased by $31.2 million, or 32.3%, for the three months ended September 30, 2001 compared to the three months ended September 30, 2000. The decrease in operating income was primarily attributable to the lower sales prices described above.

    Gross profit decreased $28.4 million, or 20.7%, for the three months ended September 30, 2001 from the comparable period in 2000 due to the lower sales prices described above.

    Selling and administrative expenses increased $1.6 million, or 5.7%, for the three months ended September 30, 2001 compared to the three months ended September 30, 2000. The increase was primarily the result of increased salary and other general selling related expenses.

    Corporate overhead for the three months ended September 30, 2001 increased by $0.8 million, or 8.3%, from the comparable period in 2000. The increase was primarily due to increased salary and information technology services expenses.

INTEREST EXPENSE AND INCOME TAXES

    Interest expense decreased by $12.1 million, or 40.4%, for the three months ended September 30, 2001 from the three months ended September 30, 2000, primarily as a result of voluntary prepayments PCA made on the term loans under its senior credit facility.

    PCA's effective tax rate was 38.7% for the three months ended September 30, 2001 and 40.0% for the comparable period in 2000. The tax rate is higher than the federal statutory rate of 35% due to state income taxes.

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO NINE MONTHS ENDED
  SEPTEMBER 30, 2000

NET SALES

    Net sales decreased by $79.1 million, or 5.4%, for the nine months ended September 30, 2001 from the comparable period in 2000. The decrease was primarily the result of decreases in sales prices of containerboard and in shipments of containerboard to external third parties.

    Containerboard volume to external domestic and export customers decreased 11.5% for the nine months ended September 30, 2001 from the comparable period in 2000. Total corrugated products volume decreased 0.5% for the first nine months of 2001 compared to the first nine months of 2000. On a comparable shipments-per-workday basis, corrugated products volume decreased 1.0% for the nine months ended September 30, 2001 from the comparable period in 2000.

    According to Pulp & Paper Week, average linerboard and semi-chemical medium prices for 42 lb. Liner-East and 26 lb. Medium-East, which are representative benchmark grades, were $450 and $409, respectively, per ton for the nine months ended September 30, 2001. This compares to $466 and $446, respectively, per ton for the nine months ended September 30, 2000.

INCOME BEFORE INTEREST EXPENSE AND TAXES

    Operating income decreased by $57.0 million, or 22.1%, for the nine months ended September 30, 2001 compared to the nine months ended September 30, 2000. The decrease in operating income was primarily attributable to the price and volume decreases described above.

    Gross profit decreased $46.3 million, or 12.4%, for the nine months ended September 30, 2001 from the comparable period in 2000 due primarily to the price and volume decreases described above.

    Selling and administrative expenses increased $5.0 million, or 5.7%, for the nine months ended September 30, 2001 compared to the nine months ended
September 30, 2000. The increase was primarily the result of increased salary and other general selling related expenses.

    Corporate overhead for the nine months ended September 30, 2001 increased by $2.5 million, or 8.8%, from the comparable period in 2000. The increase was primarily due to increased salary and information technology services expenses.

INTEREST EXPENSE AND INCOME TAXES

    Interest expense decreased by $36.0 million, or 39.1%, for the nine months ended September 30, 2001 from the nine months ended September 30, 2000, primarily as a result of voluntary prepayments PCA made on the term loans under its senior credit facility.

    PCA's effective tax rate was 38.8% for the nine months ended September 30, 2001 and 40.5% for the comparable period in 2000. The tax rate is higher than the federal statutory rate of 35.0% due to state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

    Cash flow provided by operating activities decreased $1.5 million, or 0.6%, for the nine months ended September 30, 2001 from the comparable period in 2000. The decrease was primarily due to decreases in net income and deferred income taxes partially offset by a reduction in working capital.

    Net cash used for investing activities increased $13.9 million, or 15.9%, for the nine months ended September 30, 2001 compared to the nine months ended September 30, 2000, primarily as a result of increased additions to property, plant and equipment and one business acquisition.

    Net cash used for financing activities decreased $46.5 million, or 37.3%, for the nine months ended September 30, 2001 from the comparable period in 2000. The decrease was primarily attributable to lower debt prepayments, partially offset by expenditures to repurchase common stock.

    As of September 30, 2001, PCA had commitments for capital expenditures of $50.6 million. PCA's primary sources of liquidity are cash flow from operations and borrowings under PCA's senior revolving credit facility. PCA expects to be able to fund its current debt service and capital expenditures, the primary uses of its cash, from these sources.

    The following table provides the outstanding balance and the weighted average interest rate as of September 30, 2001 for each of PCA's outstanding term loans, the revolving credit facility and the securitization facility:

                                                        BALANCE AT
                                                      SEPTEMBER 30,    WEIGHTED AVG
BORROWING ARRANGEMENT (IN THOUSANDS)                       2001        INTEREST RATE
------------------------------------                  --------------   -------------
Term Loan A.........................................     $ 96,791           6.20%
Term Loan B.........................................       43,209           6.95%
Revolving Credit Facility:
  Revolver--Eurodollar..............................           --            N/A
  Revolver--Base Rate...............................           --            N/A
Securitization Facility.............................      126,000           4.58%

    In addition to the term loans and other borrowing arrangements noted above, PCA has $550 million of 9 5/8% senior subordinated notes due 2009.

    The borrowings under the revolving credit facility are available to fund PCA's working capital requirements, capital expenditures and other general corporate purposes. The Term Loan A must be repaid in quarterly installments from June 2003 through June 2006. The Term Loan B must be repaid in quarterly installments from September 2003 through June 2007. The revolving credit facility will terminate in 2006. The securitization facility will terminate in 2003. As of September 30, 2001, PCA had $150.0 million in availability and no borrowings outstanding under the revolving credit facility. Under the securitization facility, PCA had $150.0 million in availability and $126.0 million outstanding as of September 30, 2001.

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

MARKET RISK AND RISK MANAGEMENT POLICIES

    PCA currently has interest rate collar agreements that protect against rising interest rates and simultaneously guarantee a minimum interest rate. The notional amount of these collar agreements is $220.0 million as of September 30, 2001. The weighted average floor of the interest rate collar agreements is 5.01% and the weighted average ceiling of the interest rate collar agreements is 6.84%. The interest rate on approximately 83% of PCA's variable-rate debt as of September 30, 2001 is capped. PCA receives payments under the collar agreements if the applicable interest rate (LIBOR or commercial paper) exceeds the ceiling. Correspondingly, PCA makes payments under the collar agreements if the applicable interest rate drops below the floor. In both cases, the amounts received or paid are based upon the notional amount and the difference between the actual interest rate and the ceiling or floor rate. The weighted average duration of the interest rate collar agreements is approximately nineteen months.

    As a result of the collar agreements noted above and the current interest rate environment, a one percent increase in interest rates would result in an increase in interest expense and a corresponding decrease in income before taxes of approximately $0.5 million annually. As of September 30, 2001, the weighted average LIBOR rate was 2.59% and the weighted average commercial paper rate was 2.68%. The effect of an interest rate change to the fair market value of the outstanding debt is insignificant. This analysis does not consider any other impact on fair value that could exist in such an interest rate environment. In the event of a change in interest rates, management could take actions to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in PCA's financial structure.

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

                                    PART II
                               OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

    On May 14, 1999, PCA was named as a defendant in a Consolidated Class Action Complaint which alleged a civil violation of Section 1 of the Sherman Act. The suit, captioned WINOFF INDUSTRIES, INC. V. STONE CONTAINER CORPORATION, MDL
No. 1261 (E.D. Pa.), names PCA as a defendant based solely on the allegation that PCA is a successor to the interests of Tenneco Packaging Inc. and Tenneco Inc., both of which were also named as defendants in the suit, along with nine other linerboard manufacturers. The complaint alleges that the defendants, during the period from October 1, 1993 through November 30, 1995, conspired to limit the supply of linerboard, and that the purpose and effect of the alleged conspiracy was artificially to increase prices of corrugated containers. The plaintiffs have moved to certify a class of all persons in the United States who purchased corrugated containers directly from any defendant during the above period, and seek treble damages and attorneys' fees on behalf of the purported class. The Court granted plaintiffs' motion on September 4, 2001, but modified the proposed class to exclude those purchasers whose prices were not "not tied to the price of linerboard." The defendants have filed a petition, currently pending before the Court of Appeals for the Third Circuit, seeking leave to appeal the Court's ruling. The case is currently set for trial in January, 2003. PCA believes that the plaintiffs' allegations have no merit and intends to defend against the suit vigorously. PCA does not believe that the outcome of this litigation should have a material adverse effect on its financial position, results of operations, or cash flow.

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

Date: November 13, 2001