Form 10-K
period 2001-12-31
PACKAGING CORP OF AMERICA
filed 2002-03-20
CIK 75677

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001
Commission file number 1-15399

PACKAGING CORPORATION OF AMERICA

(Exact Name of Registrant as Specified in its Charter)

Delaware	36-4277050
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)
1900 West Field Court, Lake Forest, Illinois (Address of Principal Executive Offices)	60045 (Zip Code)

Registrant's telephone number, including area code (847) 482-3000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
 None

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        At March 18, 2002, the aggregate market value of the Registrant's common equity held by nonaffiliates was approximately $1,177,402,219. This calculation of market value has been made for the purposes of this report only and should not be considered as an admission or conclusion by the Registrant that any person is in fact an affiliate of the Registrant.

        On March 18, 2002, there were 105,423,918 shares of Common Stock outstanding.

Documents Incorporated by Reference

        Specified portions of the Proxy Statement for the Registrant's 2002 Annual Meeting of Shareholders are incorporated by reference to the extent indicated in Part III of this Form 10-K.

PART I

Item 1.    BUSINESS

General

        Packaging Corporation of America, or PCA, is the sixth largest producer of containerboard and corrugated products in the United States, based on production capacity as reported in the Pulp & Paper 2001 North American Fact Book. With 2001 net sales of $1.8 billion, PCA produced about 2.1 million tons of containerboard, about 82% of which was consumed in our corrugated products manufacturing plants, and shipped about 26.1 billion square feet of corrugated products.

        In 2001, we produced about 1.3 million tons of kraft linerboard at our mills located in Counce, Tennessee and Valdosta, Georgia. We also produced about 0.8 million tons of semi-chemical corrugating medium at our mills located in Tomahawk, Wisconsin and Filer City, Michigan. We currently lease the cutting rights to approximately 145,000 acres of timberland located near our Counce and Valdosta mills. We also have supply agreements on about 600,000 of the 800,000 acres of timberland we sold during 1999 and 2000.

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

Corporate Developments

        On April 12, 1999, Pactiv Corporation, formerly known as Tenneco Packaging Inc., a wholly owned subsidiary of Tenneco Inc., sold its containerboard and corrugated products business to PCA, an entity formed by Madison Dearborn Partners, LLC, a private equity investment firm, in January 1999, for $2.2 billion, consisting of $246.5 million in cash, the assumption of $1,760.0 million of debt incurred by Pactiv immediately prior to the contribution, and a 45% common equity interest in PCA valued at $193.5 million. PCA Holdings LLC, an entity organized and controlled by Madison Dearborn, acquired the remaining 55% common equity interest in PCA for $236.5 million in cash, which was used to finance in part the transactions.

        The financing of the transactions consisted of (1) borrowings under a new $1,469.0 million senior credit facility for which J.P. Morgan Securities Inc. and BT Alex. Brown Incorporated (the predecessor to Deutsche Banc Alex. Brown) were co-lead arrangers, (2) the offering of $550.0 million of 9 5/8% senior subordinated notes due 2009, and $100.0 million of 12 3/8% senior exchangeable preferred stock due 2010, (3) a cash equity investment of $236.5 million by PCA Holdings LLC and (4) an equity investment by Pactiv valued at $193.5 million. As required by their terms, the $550.0 million of senior subordinated notes and $100.0 million of senior exchangeable preferred stock issued in the April 12, 1999 transactions were exchanged for publicly registered securities in the same amounts in a registered exchange offer completed in October 1999.

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

        PCA completed the refinancing of its $735.0 million senior secured debt and $150.0 million senior secured revolving credit facility on June 29, 2000. Completion of the refinancing eliminated Term Loan C, and reduced PCA's average effective interest rate on its senior secured term debt by approximately 100 basis points. PCA's total borrowings under the senior credit facility as of December 31, 2001 consisted of $119.0 million of term loans. No amounts were outstanding under the senior revolving credit facility as of that date.

        On November 29, 2000, PCA established an on-balance sheet securitization program for its trade accounts receivable. To effectuate this program, PCA formed a wholly-owned limited purpose subsidiary, Packaging Credit Company, LLC, or PCC, which in turn formed a wholly-owned, bankruptcy-remote, special-purpose subsidiary, Packaging Receivables Company, LLC, or PRC, for the purpose of acquiring receivables from PCC. Both of these entities are included in the consolidated financial statements of PCA. Under this program, PCC purchases on an ongoing basis all of the receivables of PCA and sells such receivables to PRC. PRC and lenders established a $150.0 million receivables-backed revolving credit facility through which PRC obtains funds to purchase receivables from PCC. The receivables purchased by PRC are and will be solely the property of PRC. In the event of a liquidation of PRC, the creditors of PRC would be entitled to satisfy their claims from PRC's assets prior to any distribution to PCC or PCA. Credit available under the receivables credit facility is on a borrowing-base formula. As a result, the full amount of the facility may not be available at all times. As of December 31, 2001, $126.0 million was outstanding and $24.0 million was available for additional borrowing under the receivables credit facility. The highest outstanding principal balance under the receivables credit facility during fiscal 2001 was $142.0 million.

        During the first half of 2001, Pactiv sold approximately 6,160,240 shares of PCA common stock which represented its remaining ownership interest.

Industry Overview

        According to the Fibre Box Association, the value of industry shipments of corrugated products was over $23 billion in 2001.

        The primary end-use markets for corrugated products are shown below:

Food, beverages and agricultural products	41.3%
Paper and fiber products	21.0%
Petroleum, plastic, synthetic and rubber products	11.1%
Toys, amusement, sporting and athletic goods	7.7%
Glass, pottery, fabricated metal and metal containers	5.3%
Electrical and electronic machinery and appliances	3.3%

        Converting plants tend to be located in close proximity to customers to minimize freight costs. The corrugated products industry consists of an estimated 676 companies in the United States.

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

        Containerboard may be manufactured from both softwood and hardwood fibers, as well as from recycled fibers from used corrugated and waste from converting operations. Kraft linerboard is made predominantly from softwoods like pine. Semi-chemical corrugating medium is made from hardwoods such as oak. The finished paper product is wound into large rolls, which are slit to size as required by converters, and shipped to them.

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

Category	Products	Description
Weights (lb./1,000 sq. ft.)	26-38 lb. 41-56 61-90 >90	Lightweights Middleweights Heavyweights Super heavyweights
Performance	High ring crush Tare weight Wet strength	Stacking or compression strength Minimal variations in basis weight Strength while wet
Color	Mottled white	Bleached pulp applied to unbleached sheet; mottled appearance
	White top	Even, white surface appearance
	Full bleached	Solid white throughout

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

        Counce.    Our Counce, Tennessee mill is one of the largest linerboard mills in the United States. Its production capacity is approximately 980,000 tons per year. In 2001, we produced approximately 952,000 tons of kraft linerboard on two paper machines at Counce. We produced a broad range of basis weights from 26 lb. to 96 lb. The mill also produces a variety of performance and specialty grades of linerboard including high-ring crush and wet strength.

        Valdosta.    Our Valdosta, Georgia mill is a kraft linerboard mill that has a production capacity of approximately 406,000 tons per year. In 2001, our single paper machine at Valdosta produced approximately 391,000 tons of kraft linerboard. Valdosta primarily produces light to middleweight linerboard ranging from 35 lb. to 56 lb., and heavyweight/super heavyweight linerboard ranging from 61 lb. to 96 lb.

        Tomahawk.    Our Tomahawk, Wisconsin mill is the second largest corrugating medium mill in the United States with production capacity of 547,000 tons per year. In 2001, we produced approximately 528,000 tons of semi-chemical corrugating medium at Tomahawk using three paper machines, one of which is among the largest corrugating medium machines in the world. These machines produce a broad range of basis weights from 21 lb. to 47 lb. Our Tomahawk mill also produces a variety of performance and specialty grades of corrugating medium. This includes high ring crush, wet strength, tare weight and super heavyweight.

        Filer City.    Our Filer City, Michigan mill is a semi-chemical corrugating medium mill currently operating with two machines with a production capacity of 292,000 tons. In 2001, we produced approximately 254,000 tons of corrugating medium on two paper machines at Filer City. In July 1998, we shut down one machine at Filer City. Mill production capacity at Filer City is 362,000 tons a year if we run all three paper machines. Filer City produces a range of corrugating medium grades in basis weights from 21 lb. to 40 lb.

        We operate 65 corrugated products plants, a supply services group, a technical and development center and five graphic design centers. Of the 65 corrugated products plants, 38 have a corrugator on site and manufacture both combined sheets and finished products. The remaining 27 corrugated products plants purchase combined sheets and create finished products. Two other small specialty facilities include a collating and distribution packaging center, as well as a machine rebuild facility. The five graphic design centers are located in Westmont, Illinois; Cincinnati, Ohio; Dallas, Texas; South Brunswick, New Jersey; and South Gate, California.

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

  Timberland

        We currently lease the cutting rights to approximately 145,000 acres of timberland located near our Counce and Valdosta mills. Virtually all of the acres under cutting rights agreements are located within 100 miles of our mills, which results in lower wood transportation costs and provides a secure source of wood fiber. Most of these leased cutting rights agreements have terms with over 20 years remaining.

        During 1999 and 2000, PCA sold about 800,000 acres of timberland. As part of the timberland sale agreements, we entered into supply arrangements covering about 600,000 acres of the total acres sold. We also retained a one-third equity ownership interest in 385,000 acres sold to Southern Timber Venture, LLC in November 2000.

        In addition to the timberland we manage ourselves, our Forest Management Assistance Program provides professional forestry assistance to private timberland owners to improve harvest yields and to optimize their harvest schedule. We have managed the regeneration of approximately 120,000 acres by supplying pine seedlings. In exchange for our expertise, we are given the right of first refusal over timber sales from those lands. These private lands include over 185,000 acres of timberland. We expect to harvest approximately 115,000 cords of wood from these forests annually.

        PCA also participates in the Sustainable Forestry Initiative, which is organized by the American Forest and Paper Association. This initiative is aimed at ensuring the long-term health and conservation of America's forestry resources. Activities include limiting tree harvest sizes, replanting harvest acreage, participating in flora and fauna research and protecting water streams.

  Solid Wood and Recycling Facilities

        We own three sawmills located in Ackerman and Fulton, Mississippi and Selmer, Tennessee. During 2001, these three sawmills sold approximately 118 million board feet of lumber used to make furniture and building products. We also have an air-dry yard operation in Burnsville, Mississippi that holds newly cut lumber while it dries.

        We also operate two paper recycling centers, one in Jackson, Tennessee and one in Nashville, Tennessee. These recycling centers collect old corrugated containers, newspapers and other paper that provide a source of recycled fiber to our nearby Counce mill.

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

        Our containerboard sales group is responsible for the sale of linerboard and corrugating medium to our corrugator plants, to other domestic customers and to the export market. This group handles order processing for all shipments of containerboard from our mills to our corrugator plants. These personnel also coordinate and execute all containerboard trade agreements with other containerboard manufacturers.

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

Customers

        PCA's corrugated products group sells to over 8,000 customers in over 14,000 locations. About 70% of our corrugated products customers are regional and local accounts, which are broadly diversified across industries and geographic locations. The remaining 30% of our customer base consists primarily of national accounts, or those customers with a national presence. These customers typically purchase corrugated products from several of our box plants throughout the United States.

        In 2001, our 65 corrugated products plants consumed approximately 82% of our mills' containerboard production. Of the remaining 18% of our containerboard production that we did not consume at our own converting operations, about 13% is sold to domestic customers, and about 5% is sold to export customers.

Major Raw Materials Used

        Fiber supply.    Fiber is the single largest cost in the manufacture of containerboard. To reduce our fiber costs, we have invested in processes and equipment to ensure a high degree of fiber flexibility. Our mills have the capability to shift a portion of their fiber consumption between softwood, hardwood and recycled sources. With the exception of our Valdosta mill, our other mills can utilize some recycled fiber in their containerboard production. Our ability to use various types of virgin and recycled fiber helps mitigate the impact of changes in the prices of various fibers.

        Energy supply.    Energy at the mills is obtained through purchased electricity or through various fuels which are then converted to steam or electricity on-site. Fuel sources include coal, natural gas, oil, internally produced and purchased bark and by-products of the containerboard manufacturing and pulping process. These fuels are burned in boilers to produce steam. Steam turbine generators are used to produce electricity. To reduce our mill energy cost, we have invested in processes and equipment to ensure a high level of purchased fuel flexibility. Approximately 70% of our mill purchased fuel needs are from purchased bark and coal, historically our two lowest cost fuels.

        Our two kraft linerboard mills at Counce and Valdosta generate approximately 65% to 70% of their fuel requirements from their own by-products. Approximately 50% of our electricity consumption for the four mills is generated on-site.

Competition

        Corrugated products are produced by about 676 U.S. companies operating approximately 1,450 plants. Most corrugated products are custom manufactured to the customer's specifications. Corrugated producers generally sell within a 150-mile radius of their plants and compete with other corrugated producers in their local market. In fact, the Fibre Box Association tracks industry data by 47 distinct market regions.

        The larger, multi-plant integrated companies may also solicit larger, multi-plant customers who purchase for all of their facilities on a consolidated basis. These customers are often referred to as national or corporate accounts.

        Corrugated products businesses seek to differentiate themselves through pricing, quality, service, design and product innovation. We compete for both local and national account business and we compete against producers of other types of packaging products. On a national level, our competitors include Four M Corporation, Georgia-Pacific Corporation, International Paper Company, Smurfit-Stone Container Corporation, Temple-Inland Inc. and Weyerhaeuser Company. However, with our strategic focus on local and regional accounts, we believe we compete as much with the smaller, independent converters as with the larger, integrated producers.

        The competition relative to PCA's containerboard produced but not consumed at our own corrugated products plants are a number of large, diversified paper companies, including Georgia-Pacific Corporation, International Paper Company, Smurfit-Stone Container Corporation, Temple-Inland Inc. and Weyerhaeuser Company, as well as other regional manufacturers. Containerboard is generally considered a commodity-type product and can be purchased from numerous suppliers.

Employees

        As of December 31, 2001, we had approximately 7,900 employees. Approximately 2,200 of these employees were salaried and approximately 5,700 were hourly. Approximately 75% of our hourly employees are represented by unions. Our unionized employees are represented primarily by the Paper, Allied Industrial, Chemical, Energy Workers International Union, the International Association of Machinists, the Graphic Communications International Union and the United Steel Workers of America (USWA).

        Contracts for our unionized mill employees expire between June 2002 and June 2007. Contracts for unionized converting plant employees expire between January 2002 and June 2007. We are currently in negotiations to renew or extend any union contracts that have recently expired or are expiring in the near future.

        In 2001, we experienced a one-month strike at the Filer City mill with the USWA. The strike was settled, and the mill's current agreement expires in May 2006. Prior to this incident we had experienced no instances of significant work stoppages in the previous 15 years. We believe we have satisfactory relations with our employees.

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

        In April 1998, the United States Environmental Protection Agency (EPA) finalized a new Clean Air and Water Act commonly referred to as the Cluster Rules, which govern all pulp and paper mill operations, including those at our mills. Over the next several years, the Cluster Rules will affect our allowable discharges of air and water pollutants. As a result, PCA and its competitors are required to incur costs to ensure compliance with these new rules. From 1997 through 2001, we spent approximately $29.9 million on Cluster Rule compliance to meet Clean Air Act requirements. Total capital costs for environmental matters, including Cluster Rule compliance, were $8.6 million for 2001. We currently estimate 2002 environmental expenditures will be $6.8 million, of which $1.0 million of the expenditures are to meet 2002 to 2005 Cluster Rule requirements. Our current spending projections to complete all Cluster Rule compliance requirements at our four mills is about $23.6 million from 2002 to 2005.

        As is the case with any industrial operation, we have in the past incurred costs associated with the remediation of soil or groundwater contamination. From January 1994 through December 2001, remediation costs at our mills and converting plants totaled about $2.8 million. We do not believe that any on-going remedial projects are material in nature. As of December 31, 2001, we maintained an environmental reserve of $3.4 million, which includes funds relating to onsite landfill and surface impoundments as well as on-going and anticipated remedial projects. We believe these reserves are adequate.

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

Item 2.    PROPERTIES

        The table below provides a summary of our containerboard mills, the principal products produced and each mill's capacity.

Location	Function	Capacity (tons)
Counce, TN	Kraft linerboard mill	980,000
Valdosta, GA	Kraft linerboard mill	406,000
Tomahawk, WI	Semi-chemical medium mill	547,000
Filer City, MI	Semi-chemical medium mill	362,000	*

Total		2,295,000

*
We have operated only two of our three paper machines at Filer City since July 1998, reducing the total productive capacity by 70,000 tons to 292,000 tons, and to 2,225,000 tons for our total mill containerboard system.

        Each of the mills is currently subject to a mortgage held by Morgan Guaranty Trust Company of New York on behalf of the lenders under the senior credit facility.

        In addition to our mills, we own 42 corrugated products plants. We also own three sawmills, an air-drying yard, one recycling facility, one warehouse and miscellaneous other property, which includes sales offices and woodlands forest management offices. These sales offices and woodlands forest management offices generally have one to four employees and serve as administrative offices. We lease 23 corrugated products plants, five regional design centers, one recycling facility and numerous other distribution centers, warehouses and facilities. PCA has one leased property outside of the continental United States in Nogales, Mexico. All of our owned real property is subject to a first priority mortgage held by Morgan Guaranty Trust Company of New York on behalf of the lenders under the senior credit facility.

        We lease the cutting rights to approximately 145,000 acres of timberland located near our Counce and Valdosta mills. Most of these cutting rights agreements have terms with over 20 years remaining.

        We currently lease our executive and administrative offices in Lake Forest, Illinois from Pactiv under a lease expiring in January 2003. We currently believe that our facilities and properties are sufficient to meet our operating requirements for the foreseeable future.

Item 3.    LEGAL PROCEEDINGS

        On May 14, 1999, we were named as a defendant in a Consolidated Class Action Complaint which alleged a civil violation of Section 1 of the Sherman Act. The suit, captioned Winoff Industries, Inc. v. Stone Container Corporation, MDL No. 1261 (E.D. Pa.), names us as a defendant based solely on the allegation that PCA is successor to the interests of Tenneco Packaging Inc. and Tenneco Inc., both of which were also named as defendants in the suit, along with nine other linerboard manufacturers. The complaint alleges that the defendants, during the period October 1, 1993 through November 30, 1995, conspired to limit the supply of linerboard, and that the purpose and effect of the alleged conspiracy was artificially to increase prices of corrugated containers. The plaintiffs have moved to certify a class of all persons in the United States who purchased corrugated containers directly from any defendant during the above period, and seek treble damages and attorneys' fees on behalf of the purported class. The Court granted plaintiffs' motion on September 4, 2001, but modified the proposed class to exclude those purchasers whose prices were "not tied to the price of linerboard". The defendants have appealed the Court's class certification decision, and that appeal is currently pending before the Court of Appeals for the Third Circuit. The case is currently set for trial in January 2003. We believe that the plaintiffs' allegations have no merit and intend to defend against the suit vigorously. We do not believe that the outcome of this litigation should have a material adverse effect on our financial position, results of operations, or cash flow.

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

        No matters were submitted to a vote of security holders in the fourth quarter of 2001.

PART II

Item 5.    MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

Market for Common Stock; Dividends

        PCA's common stock is listed on the New York Stock Exchange under the symbol "PKG". The following table sets forth the high and low sale prices as reported by the New York Stock Exchange during the last year.

	Fiscal Year 2001
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Stock sale prices per share:
High	$16.50	$16.98	$20.70	$18.64	$20.70
Low	$12.65	$12.85	$14.75	$14.23	$12.65
	Fiscal Year 2000
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Stock sale prices per share:
High	$12.19	$12.75	$13.19	$16.81	$16.81
Low	$9.25	$9.88	$10.25	$10.88	$9.25

        As of March 1, 2002, there were 72 holders of record of PCA's common stock.

        PCA has never paid dividends on the common stock, and PCA currently has no plans to do so. The payment of any future dividends will be determined by PCA's Board of Directors in light of conditions then existing, including PCA's earnings, financial condition and capital requirements, restrictions in financing agreements, business conditions and other factors. Under the terms of the agreements governing our outstanding indebtedness, we are restricted in the amount of dividends we can pay on our common stock. In addition, under Delaware law, we are prohibited from paying any dividends unless we have "capital surplus" or "net profits" available for this purpose, as these terms are defined under Delaware law.

        No equity securities of PCA were sold by PCA during fiscal year 2001 which were not registered under the Securities Act of 1933.

Item 6.    SELECTED FINANCIAL DATA

        The following table sets forth the selected historical financial and other data of PCA and the containerboard and corrugated products business of Pactiv Corporation (the "Group"). The selected historical financial and other data as of and for the years ended December 31, 1997 and 1998, and for the period from January 1, 1999 to April 11, 1999, was derived from the audited combined financial statements of the Group. The historical financial data as of December 31, 1999 and for the period from April 12, 1999 to December 31, 1999, and for the years ended December 31, 2000 and 2001 has been derived from the audited consolidated financial statements of PCA included elsewhere in this report. The information contained in the following table also should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the historical consolidated financial statements of PCA including the notes thereto, contained elsewhere in this report.

	Group			PCA(1)
	Year Ended Dec. 31, 1997	Year Ended Dec. 31, 1998	Jan. 1, 1999 Through April 11, 1999	April 12, 1999 Through Dec. 31, 1999	Year Ended Dec. 31, 2000	Year Ended Dec. 31, 2001
(In thousands, except per share data)
Statement of Income Data:
Net sales	$1,482,889	$1,643,823	$453,207	$1,317,342	$1,921,868	$1,789,956

Income (loss) before cumulative effect of accounting change and extraordinary item	$27,390	$71,439	$(128,599)	$47,397	$172,961	$107,522
Cumulative effect of accounting change	—	—	—	—	—	(495)
Extraordinary item	—	—	(6,327)	(6,897)	(11,060)	(609)

Net income (loss)	27,390	71,439	(134,926)	40,500	161,901	106,418
Preferred dividends and accretion of preferred stock issuance costs	—	—	—	(9,296)	(18,637)	—

Net income (loss) available to common stockholders	$27,390	$71,439	$(134,926)	$31,204	$143,264	$106,418

Basic earnings per share(2):
Income (loss) before cumulative effect of accounting change and extraordinary item	$.29	$.76	$(1.36)	$.41	$1.47	$1.01
Cumulative effect of accounting change	—	—	—	—	—	—
Extraordinary item	—	—	(.07)	(.07)	(.10)	(.01)

Net income (loss) per common share	$.29	$.76	$(1.43)	$.34	$1.37	$1.00

Diluted earnings per share(2):
Income (loss) before cumulative effect of accounting change and extraordinary item	$.29	$.76	$(1.36)	$.39	$1.43	$.99
Cumulative effect of accounting change	—	—	—	—	—	—
Extraordinary item	—	—	(.07)	(.07)	(.10)	(.01)

Net income (loss) per common share	$.29	$.76	$(1.43)	$.32	$1.33	$.98

Weighted average common shares outstanding	94,600	94,600	94,600	92,108	104,890	106,277

Balance Sheet Data:
Total assets	$1,317,263	$1,367,403	$2,391,089	$2,153,208	$1,942,112	$1,971,780
Total long-term obligations(3)	27,864	17,552	1,760,466	1,432,553	869,414	795,217
Shareholders equity/interdivision account	854,060	908,392	156,697	416,699	687,424	769,834

1)
There was no activity for PCA from January 25, 1999, its date of inception, through April 11, 1999.

2)
Earnings per share through April 11, 1999 has been calculated using the historical earnings of the Group and the number of common shares resulting from the closing of the acquisition on April 12, 1999 (94,600,000 common shares after giving effect to the 220-for-one stock split). For the PCA historical period from April 12, 1999 to December 31, 1999, earnings available to common stockholders includes a reduction for $9,296 of preferred stock dividends. For the year ended December 31, 2000, earnings available to common stockholders includes reductions of $2,371 of preferred stock dividends and $16,266 for the redemption of PCA's 12 3/8% preferred stock. PCA did not declare any dividends on its common shares in 1999, 2000 or 2001.

For all periods presented through April 11, 1999, basic and diluted earnings per share are the same because there are no potentially dilutive other securities. For the PCA historical period from April 12, 1999 to December 31, 1999, and for the years ended December 31, 2000 and 2001, diluted earnings per share includes the dilutive effect of the portion of the 6,576,460 options granted in June 1999 and the 1,059,700 options granted in 2000 that remained unexercised, and the dilutive effect of the 953,350 options granted in 2001. This dilutive effect is calculated using the treasury stock method.

3)
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

Overview

        In connection with the April 12, 1999 transactions, PCA acquired the containerboard and corrugated products business of Pactiv Corporation (the "Group"), formerly known as Tenneco Packaging Inc., a wholly owned subsidiary of Tenneco, Inc. From its formation in January 1999 and through the closing of the acquisition on April 12, 1999, PCA did not have any significant operations. Accordingly, the historical financial results for periods prior to April 12, 1999 described below are those of the Group.

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

        The April 12, 1999 acquisition was accounted for using historical values for the contributed assets. Purchase accounting was not applied because, under the applicable accounting guidance, a change of control was deemed not to have occurred as a result of the participating veto rights held by Pactiv after the closing of the transactions under the terms of the stockholders agreement entered into in connection with the transactions.

General

        Containerboard demand is dependent upon both domestic demand for corrugated products and linerboard export activity.

        According to Pulp & Paper Week, after giving effect to price decreases in 2001, average prices in December 2001 for linerboard and corrugating medium were 12% and 15% lower, respectively, than December 2000 prices.

        Pulp & Paper Week, in its February 18, 2002 publication, reported that prices for linerboard and corrugating medium decreased $5 per ton, or 1%, and $10 per ton, or 3%, respectively, compared to December 2001 levels. The March 18, 2002 Pulp & Paper Week Publication reported that prices remained unchanged from February 2002 levels.

Results of Operations

        The historical results of operations of the Group and PCA are set forth below:

	Group
		PCA
	For the Period From January 1, 1999 Through April 11, 1999
		For the Period From April 12, 1999 Through December 31, 1999	For the Pro Forma Year Ended December 31, 1999	For the Year Ended December 31, 2000	For the Year Ended December 31, 2001
(In millions)
Net Sales	$453.2	$1,317.3	$1,770.5	$1,921.9	$1,790.0

Operating Income (Loss)	$(212.1)	$192.2	$218.2	$404.8	$249.5
Interest Expense	(0.2)	(107.6)	(151.7)	(117.6)	(74.1)

Income (Loss) Before Taxes, Cumulative Effect of Accounting Change and Extraordinary Item	(212.3)	84.6	66.5	287.2	175.4
Provision for Income Taxes	83.7	(37.2)	(30.3)	(114.2)	(67.9)

Income (Loss) Before Cumulative Effect of Accounting Change and Extraordinary Item	(128.6)	47.4	36.2	173.0	107.5
Cumulative Effect of Accounting Change	—	—	—	—	(0.5)
Extraordinary Item	(6.3)	(6.9)	(6.9)	(11.1)	(0.6)

Net Income (Loss)	(134.9)	40.5	29.3	161.9	106.4
Preferred Dividends and Accretion of Preferred Stock Issuance Costs	—	(9.3)	(12.8)	(18.6)	—

Net Income (Loss) Available to Common Shareholders	$(134.9)	$31.2	$16.5	$143.3	$106.4

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

Net Sales

        Net sales decreased by $131.9 million, or 6.9%, for the year ended December 31, 2001 from the year ended December 31, 2000. The decrease was primarily the result of decreased sales prices, reduced volume of containerboard sold to third parties, and slightly lower corrugated products volume.

        Total corrugated products volume decreased 1.1% to 26.1 billion square feet in 2001 compared to 26.4 billion square feet in 2000. On a comparable shipment-per-workday basis, corrugated products volume decreased 1.6% in 2001 from 2000. The larger percentage decrease was due to the fact that 2001 had one more workday, those days not falling on a weekend or holiday, than 2000. Containerboard volume to external domestic and export customers decreased 11.2% to 520,000 tons for the year ended December 31, 2001 from 586,000 tons in the comparable period of 2000.

        According to Pulp & Paper Week, average industry mid-point linerboard and semi-chemical medium prices for 42 lb. Liner-East and 26 lb. Medium-East, which are representative benchmark grades, were $444 and $404, respectively, per ton in 2001. This compares to $468 and $446, respectively, per ton in 2000.

Income Before Interest Expense and Income Taxes (Operating Income)

        Operating income decreased by $95.0 million, or 27.6%, for the year ended December 31, 2001 compared to 2000. The decrease was the result of decreased sales prices, lower volume of containerboard sold to third parties, and slightly lower corrugated products volume. Operating income for 2000 excludes a fourth quarter gain on timberland sales of $60.4 million.

        Gross profit decreased $85.5 million, or 17.0%, for the year ended December 31, 2001 from the year ended December 31, 2000. Gross profit as a percentage of sales declined from 26.2% of sales in 2000 to 23.3% of sales in the current year primarily due to the sales price decreases described above.

        Corporate overhead for the year ended December 31, 2001, increased by $0.4 million, or 0.9%, from the year ended December 31, 2000.

        Selling and administrative expenses increased $5.3 million, or 4.4%, for the year ended December 31, 2001 from the comparable period in 2000. The increase was primarily the result of increased salary and other general selling related expenses.

Interest Expense and Income Taxes

        Interest expense decreased by $43.7 million, or 37.1%, for the year ended December 31, 2001 from the comparable period in 2000, primarily due to prepayments PCA made on its term loans under the senior credit facility.

        PCA's effective tax rate was 38.7% for the year ended December 31, 2001 and 39.8% for the year ended December 31, 2000. The tax rate is higher than the federal statutory rate of 35.0% due to state income taxes.

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

        According to Pulp & Paper Week, average industry mid-point linerboard and semi-chemical medium prices for 42 lb. Liner-East and 26 lb. Medium-East, which are representative benchmark grades, were $468 and $446, respectively, per ton in 2000. This compares to $401 and $361, respectively, per ton in 1999.

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

        Gross profit increased $144.0 million, or 40.1%, for the year ended December 31, 2000 from the pro forma year ended December 31, 1999. Gross profit as a percentage of sales improved from 20.3% of sales in 1999 to 26.2% of sales in 2000 primarily due to the sales price increases described above.

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

        Selling and administrative expenses increased $8.6 million, or 7.8%, for the year ended December 31, 2000 from the comparable period in 1999. The increase was primarily the result of increased salary and other general selling related expenses.

Interest Expense and Income Taxes

        Interest expense decreased by $34.0 million, or 22.4%, for the year ended December 31, 2000 from the comparable pro forma period in 1999, primarily due to prepayments PCA made on its term loans under the senior credit facility.

        PCA's effective tax rate was 39.8% for the year ended December 31, 2000 and 45.5% for the pro forma year ended December 31, 1999. The tax rate is higher than the federal statutory rate of 35.0% due to state income taxes.

Liquidity and Capital Resources

Operating Activities

        Cash flow provided by operating activities decreased $25.6 million, or 7.6%, for the year ended December 31, 2001 from the comparable period in 2000. The decrease was primarily due to lower income.

        Cash flow provided by operating activities increased $127.8 million, or 60.5%, for the year ended December 31, 2000 from the comparable pro forma period in 1999. The increase was primarily due to an increase in net income.

Investing Activities

        Cash used for investing activities increased by $252.9 million, or 212.7%, for the year ended December 31, 2001 compared to the year ended December 31, 2000. The change was primarily attributable to a reduction in proceeds from timberland sales of $247.9 million.

        Cash used for investing activities increased by $31.5 million, or 20.9%, for the year ended December 31, 2000 compared to the pro forma year ended December 31, 1999. The increase was primarily attributable to increased capital expenditures and a reduction in proceeds from timberland sales.

        As of December 31, 2001, PCA had commitments for capital expenditures of $44.5 million. PCA believes operating cash flow from continuing operations will be sufficient to fund these commitments.

Financing Activities

        Cash used for financing activities decreased by $355.5 million, or 77.2%, for the year ended December 31, 2001 compared to the year ended December 31, 2000, primarily reflecting decreased prepayments made by PCA on its various debt agreements.

        Cash used for financing activities increased by $29.4 million, or 6.8%, for the year ended December 31, 2000 compared to the pro forma year ended December 31, 1999, primarily reflecting increased prepayments made by PCA on its term loans under the senior credit facility.

Prior to the 1999 Transactions

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

After the 1999 Transactions

        Following the transactions, PCA's primary sources of liquidity are cash flow from operations and borrowings under PCA's revolving credit facility. PCA's primary uses of cash are for debt service and capital expenditures. PCA expects to be able to fund its debt service and capital expenditures from these sources.

        PCA incurred substantial indebtedness in connection with the transactions. On April 12, 1999, PCA had approximately $1,769.0 million of indebtedness outstanding which included $1,219.0 million of senior secured bank debt and $550.0 million of 9 5/8% subordinated notes. In addition to the indebtedness, PCA also had $100.0 million of 12 3/8% preferred stock as of April 12, 1999.

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

        On November 16, 2000, PCA completed the sale of approximately 385,000 acres of timberland to Southern Timber Venture, LLC. PCA received $247.9 million in cash and a 33 1/3% equity ownership interest in Southern Timber Venture, LLC. PCA recorded a pre-tax gain of $60.4 million, and a portion of the gain was not recognized as a result of PCA's continuing ownership interest.

        On November 29, 2000, PCA established an on-balance sheet securitization program for its trade accounts receivable. To effectuate this program, PCA formed a wholly-owned limited purpose subsidiary, Packaging Credit Company, LLC, or PCC, which in turn formed a wholly-owned, bankruptcy-remote, special-purpose subsidiary, Packaging Receivables Company, LLC, or PRC, for the purpose of acquiring receivables from PCC. Both of these entities are included in the consolidated financial statements of PCA. Under this program, PCC purchases on an ongoing basis all of the receivables of PCA and sells such receivables to PRC. PRC and lenders established a $150.0 million receivables-backed revolving credit facility through which PRC obtains funds to purchase receivables from PCC. The receivables purchased by PRC are and will be solely the property of PRC. In the event of a liquidation of PRC, the creditors of PRC would be entitled to satisfy their claims from PRC's assets prior to any distribution to PCC or PCA. Credit available under the receivables credit facility is on a borrowing-base formula. As a result, the full amount of the facility may not be available at all times. As of December 31, 2001, $126.0 million was outstanding and $24.0 million was available for additional borrowing under the receivables credit facility. The highest outstanding principal balance under the receivables credit facility during fiscal 2001 was $142.0 million.

        The following table provides the outstanding balance and the weighted average interest rate as of December 31, 2001 for each of PCA's outstanding term loans, the revolving credit facility and the receivables credit facility:

Borrowing Arrangement (in thousands)	Balance at December 31, 2001	Weighted Average Interest Rate
Term Loan A	$82,272	5.84%
Term Loan B	36,728	6.59%
Senior Revolving Credit Facility:
Revolver—Eurodollar	—	N/A
Revolver—Base Rate	—	N/A
Receivables Credit Facility	126,000	4.09%

Total	$245,000	5.05%

        The borrowings under the senior revolving credit facility are available to fund PCA's working capital requirements, capital expenditures and other general corporate purposes. The Term Loan A must be repaid in quarterly installments from December 2003 through 2006. The Term Loan B must be repaid in quarterly installments from March 2004 through 2007. The senior revolving credit facility will terminate in 2006. The receivables credit facility will terminate in 2003.

        In 1999, 2000 and 2001, PCA made prepayments totaling approximately $440.0 million, $460.0 million, and $74.0 million, respectively, using free cash flow from operations of $463.0 million and proceeds from the sales of timberland of $511.0 million to permanently reduce its borrowings under the term loans and variable rate debt.

        The instruments governing PCA's indebtedness contain financial and other covenants that restrict, among other things, the ability of PCA and its subsidiaries to:

  •
  incur additional indebtedness,

  •
  pay dividends or make certain other restricted payments,

  •
  consummate certain asset sales,

  •
  incur liens,

  •
  enter into certain transactions with affiliates, or

  •
  merge or consolidate with any other person or sell or otherwise dispose of all or substantially all of the assets of PCA.

        These limitations could limit corporate and operating activities.

        In addition, we must maintain minimum debt service, minimum net worth and maximum leverage ratios under the senior credit facility. A failure to comply with the restrictions contained in the senior credit facility could lead to an event of default, which could result in an acceleration of such indebtedness. Such an acceleration would also constitute an event of default under the notes indenture and the receivables credit facility.

        PCA estimates that it will make approximately $105.0 million in capital expenditures in 2002. These expenditures will be used primarily for maintenance capital, cost reduction, business growth, and environmental compliance.

        PCA believes that cash generated from operations will be adequate to meet its anticipated debt service requirements, capital expenditures and working capital needs for the next 12 months, and that cash generated from operations and amounts available under the senior revolving credit facility will be adequate to meet its anticipated debt service requirements, capital expenditures and working capital needs for the foreseeable future. PCA's future operating performance and its ability to service or refinance the notes and to service, extend or refinance the credit facilities will be subject to future economic conditions and to financial, business and other factors, many of which are beyond PCA's control.

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

        Because liability for remediation costs under environmental laws is strict, meaning that liability is imposed without fault, joint and several, meaning that liability is imposed on each party without regard to contribution, and retroactive, we could receive notifications of cleanup liability in the future and this liability could be material. From January 1994 through December 2001, remediation costs at our mills and converting plants totaled about $2.8 million. As of December 31, 2001, we maintained an environmental reserve of $3.4 million, which includes funds relating to onsite landfills and surface impoundments as well as on-going and anticipated remedial projects. Total capital costs for environmental matters, including Cluster Rule compliance, were $8.6 million for 2001 and we currently estimate 2002 environmental expenditures will be $6.8 million, of which $1.0 million of the expenditures are to meet 2002 to 2005 Cluster Rule requirements.

Impact of Inflation

        PCA does not believe that inflation has had a material impact on its financial position or results of operations during the past three years.

Critical Accounting Policies

        Management's discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to bad debts, inventories, intangible assets, pensions and other post-retirement benefits, income taxes, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

        We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements. For a further discussion on the application of these and other accounting policies, see Note 2 to our audited consolidated financial statements included elsewhere in this report.

Accounts Receivable—Allowance for Doubtful Accounts

        We evaluate the collectibility of our accounts receivable based upon a combination of factors. In circumstances where we are aware of a specific customer's inability to meet its financial obligations to us (e.g., bankruptcy filings, substantial downgrading of credit sources), we record a specific reserve for bad debts against amounts due to reduce the net recognized receivable to the amount we reasonably believe will be collected. For all other customers, we recognize reserves for bad debts based on the length of time the receivables are past due ranging from 0.1% for current amounts to 20% for amounts more than 90 days past due based on our historical collection experience. If collection experience deteriorates (i.e., higher than expected defaults or an unexpected material adverse change in a major customer's ability to meet its financial obligations to us), our estimates of the recoverability of amounts due us could be reduced by a material amount.

        As of December 31, 2001, the balance in the allowance for doubtful accounts reserves was $5.2 million, compared to $6.4 million at December 31, 2000. Bad debt expense decreased $5.1 million, or 88.4%, from $5.8 million to $0.7 million, for the year ended December 31, 2001 compared to the year ended December 31, 2000 due to specific accounts deemed uncollectable in 2000. For the year ended December 31, 2000 bad debt expenses increased $4.4 million, or 309.6%, from the pro forma year ended December 31, 1999 due to specific accounts deemed uncollectable in 2000.

Inventory

        We record our inventory at the lower of LIFO cost or market. The estimated market value is based on assumptions for future demand and related pricing. If actual market conditions are less favorable than those projected by management, reductions in the value of inventory may be required.

Derivatives

        We hold derivative financial instruments to hedge our interest rate risk associated with our variable rate long-term debt. These derivatives qualify for hedge accounting as discussed in Note 2 to our audited consolidated financial statements. We do not speculate in derivatives trading. Hedge accounting results when we designate and document the hedging relationships involving these derivative instruments. While we intend to continue to meet the conditions for hedge accounting, if hedges do not qualify as highly effective or if we did not believe that forecasted transactions would occur, the changes in the fair value of the derivatives used as hedges would be reflected in earnings.

        To hedge interest rate risk, interest rate collars are used to protect against rising interest rates and simultaneously guarantee minimum interest rates related to our variable rate debt. These instruments are valued using the market standard methodology of netting the discounted future cash receipts and cash payments. The cash receipts and cash payments are based on an expectation of future interest rates derived from observed market interest rate curves. We have not changed our methods of calculating these fair values or developing the underlying assumptions. The values of these derivatives will change over time as cash receipts and payments are made and as market conditions change. Information about the fair values, notional amounts, and contractual terms of these instruments can be found in Notes 6 and 7 to our audited consolidated financial statements and the section titled "Quantitative and Qualitative Disclosures About Market Risk."

        In addition to the above derivative financial instruments, we have other contracts covering a portion of our purchases of natural gas and electricity that have the characteristics of derivatives but are not required to be accounted for as derivatives. These contracts for the physical delivery of these items qualify for the normal purchases exception under Statement 133 as we take physical delivery of the item and use it in the production process. This exception is an election and, if not elected, these contracts would be carried in the balance sheet at fair value with changes in fair value reflected in income. These contracts cover natural gas and electricity usage at our mills through 2004. At December 31, 2001, estimated future payments under these contracts amounted to $28.6 million.

Environmental Liabilities

        The estimated landfill closure and postclosure maintenance costs expected to be incurred upon and subsequent to the closing of existing operating landfill areas are accrued based on the landfill capacity used to date. Amounts are estimates using current technologies for closure and monitoring and are not discounted.

        The potential costs for various environmental matters are uncertain due to such factors as the unknown magnitude of possible cleanup costs, the complexity and evolving nature of governmental laws and regulations and their interpretations, and the timing, varying costs and effectiveness of alternative cleanup technologies. Liabilities recorded for environmental contingencies are estimates of the probable costs based upon available information and assumptions. Because of these uncertainties, however, our estimates may change. We believe that any additional costs identified as further information becomes available would not have a material effect on our financial statements.

        In the transactions, Pactiv agreed to retain all liability for all former facilities and all sites associated with pre-closing offsite waste disposal. Pactiv also retained environmental liability for a closed landfill located near the Filer City mill.

Debt Covenants

        Our senior credit facility requires us to maintain minimum debt service, minimum net worth, and maximum leverage ratios as discussed in Note 6 to our audited consolidated financial statements. As of December 31, 2001, we were in compliance with these covenants. A failure to comply with the restrictions contained in the senior credit facility could lead to an event of default, which could result in an acceleration of such indebtedness. Due to cross-default provisions contained in the notes indenture and the receivables credit facility, all of our debt would become due in full if any of our debt is in default. Given our results of our operations for 2001 and our projections for future operating results, the likelihood of our defaulting on our debt covenants is unlikely absent any material negative event affecting the U.S. economy as a whole. We also believe our lenders would provide us waivers if necessary. However, our expectations of future operating results and continued compliance with our debt covenants cannot be assured and our lenders' actions are not controllable by us. If our projections of future operating results are not achieved and our debt is placed in default, we would experience a material adverse impact on our reported financial position and results of operations.

Revenue Recognition

        We recognize revenue as title to the products is transferred to customers.

Impairment of Long-Lived Assets

        Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. In the event that facts and circumstances indicate that the carrying amount of any long-lived assets may be impaired, an evaluation of recoverability would be performed. If an evaluation were required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset's carrying amount to determine if a write-down to discounted cash flows were required.

New Accounting Standards

        For a description of changes in accounting principles affecting PCA, see Note 2 to PCA's audited consolidated financial statements included elsewhere in this report.

Item 7A.    QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        While part of Tenneco, PCA has not had any material market risk due to the fact that its debt financing and risk management activities were conducted by Pactiv or Tenneco. As a result of the April 1999 transactions, PCA is exposed to the impact of interest rate changes and changes in the market value of its financial instruments. PCA periodically enters into derivatives in order to minimize these risks, but not for trading purposes.

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

        PCA currently has interest rate collar agreements that protect against rising interest rates and simultaneously guarantee a minimum interest rate. The original notional amount of these collar agreements was $720.0 million. As PCA has made debt prepayments, the need for these collar agreements has diminished. Accordingly, PCA has reduced the notional amount of the collars to $175.0 million as of December 31, 2001. The weighted average floor of the interest rate collar agreements is 5.02% and the weighted average ceiling of the interest rate collar agreements is 6.85%. The interest rate on approximately 71% of PCA's variable-rate debt at December 31, 2001 is capped. PCA receives payments under the collar agreements if the applicable interest rate (LIBOR or commercial paper) exceeds the ceiling. Correspondingly, PCA makes payments under the collar agreements if the applicable interest rate drops below the floor. In both cases, the amounts received or paid are based upon the notional amount and the difference between the actual interest rate and the ceiling or floor rate. The weighted average duration of the interest rate collar agreements is approximately 16 months.

        As a result of the collar agreements noted above and the interest rate environment, a one percent increase in interest rates would result in an increase in interest expense and a corresponding decrease in income before taxes of approximately $0.7 million and $3.2 million annually for the years ended December 31, 2001 and 2000, respectively. As of December 31, 2001 and 2000, the weighted average LIBOR was 1.91% and 6.73%, respectively, and the weighted average commercial paper rate was 1.92% and 6.60%, respectively. The effect of an interest rate change to the fair market value of the outstanding debt is insignificant. This analysis does not consider any other impact on fair market value that could exist in such an interest rate environment. In the event of a change in interest rates, management could take actions to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in PCA's financial structure.

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The response to this item is included in a separate section of this report on page F-1.

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

        There were no changes in or disagreements with PCA's accountants during 2001.

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

Executive Officers

        Brief statements setting forth the age at March 19, 2002, the principal occupation, employment during the past five years, the year in which such person first became an officer of PCA, and other information concerning each executive officer appears below.

        Paul T. Stecko is 57 years old and has served as Chief Executive Officer of PCA since January 1999 and as Chairman of PCA since March 1999. From November 1998 to April 1999, Mr. Stecko served as President and Chief Operating Officer of Tenneco Inc. From January 1997 to November 1998, Mr. Stecko served as Chief Operating Officer of Tenneco. From December 1993 through January 1997, Mr. Stecko served as President and Chief Executive Officer of Tenneco Packaging Inc. Prior to joining Tenneco Packaging, Mr. Stecko spent 16 years with International Paper Company. Mr. Stecko is a member of the board of directors of Pactiv Corporation, Tenneco Automotive Inc., State Farm Mutual Insurance Company, American Forest and Paper Association and Cives Corporation.

        William J. Sweeney is 61 years old and has served as Executive Vice President—Corrugated Products of PCA since April 1999. From May 1997 to April 1999, Mr. Sweeney served as Executive Vice President—Paperboard Packaging of Tenneco Packaging Inc. From May 1990 to May 1997, Mr. Sweeney served as Senior Vice President and General Manager—Containerboard Products of Tenneco Packaging. From 1983 to May 1990, Mr. Sweeney served as General Manager and Vice President of Stone Container Corporation. From 1978 to 1983, Mr. Sweeney served as Sales Manager,

Operations Manager and Division Vice President at Continental Group and from 1967 to 1978, as Sales Manager and General Manager of Boise Cascade Corporation.

        Mark W. Kowlzan is 47 years old and has served as Senior Vice President—Containerboard of PCA since March 2002 and as Vice President from April 1999 to March 2002. From 1998 to April 1999, Tenneco Packaging Inc. employed Mr. Kowlzan as Vice President and General Manager—Containerboard and from May 1996 to 1998, as Operations Manager and Mill Manager of the Counce mill. Prior to joining Tenneco Packaging, Mr. Kowlzan spent 15 years at International Paper Company, where he held a series of operational positions within its mill organization.

        Richard B. West is 49 years old and has served as Chief Financial Officer of PCA since March 1999, as Corporate Secretary since April 1999 and also as Senior Vice President since March 2002. From April 1999 to March 2002, Mr. West served as Vice President and from March 1999 to June 1999, Mr. West also served as Treasurer of PCA. Mr. West served as Vice President of Finance—Paperboard Packaging of Tenneco Packaging Inc. from 1995 to April 1999. Prior to joining Tenneco Packaging, Mr. West spent 20 years with International Paper Company where he served as an Internal Auditor, Internal Audit Manager and Manufacturing Controller for the Printing Papers Group and Director/ Business Process Redesign.

        Andrea L. Davey is 45 years old and has served as Vice President—Human Resources of PCA since April 1999. From 1994 to April 1999, Ms. Davey was employed principally by Tenneco Packaging Inc. where she held the positions of Director of Field Employee Relations, Director of Training and Development, Director of Compensation and Benefits, and Project Manager of HRIS project and also served in the capacity of Vice President—Human Resources, Paperboard Packaging from May 1997 to April 1999. From 1992 until joining Tenneco Packaging in 1994, Ms. Davey served as Director of Human Resources for the Bakery division of Sara Lee Corporation. From 1989 to that time, she served as Human Resource Manager for the Converting Group of International Paper Company. Prior to that time, Ms. Davey spent five years with ITT Corporation, where she served in several human resources positions.

Item 11.    EXECUTIVE COMPENSATION

        Information with respect to executive compensation is included under the caption "Executive Compensation" in PCA's Proxy Statement and is incorporated herein by reference, other than the Report of the Compensation Committee and the Performance Graph.

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

(2)
Financial Statement Schedules

        The following consolidated financial statement schedule of the Group for the period from January 1, 1999 through April 11, 1999 is included in this report.

Schedule II—The Containerboard Group—Valuation and Qualifying Accounts.

Allowance for doubtful accounts receivable	Balance Beginning of Year	Provision (Benefit)	Additions/Deductions from Reserves*	Translation Adjustments	Balance End of Year
January 1, 1999 through April 11, 1999	5,220	(412)	(861)	—	3,947

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

        We have audited in accordance with generally accepted auditing standards the financial statements of The Containerboard Group (a division of Tenneco Packaging Inc., which is a Delaware corporation and a wholly owned subsidiary of Tenneco Inc.), included in this report and have issued our report on the April 11, 1999 financial statements dated July 16, 1999. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed above is the responsibility of the company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                      ARTHUR ANDERSEN LLP

Chicago, Illinois
August 26, 1999

(2)    Financial Statement Schedules (Continued)

        The following consolidated financial statement schedule of PCA for the years ended December 31, 2001 and 2000 and for the period from April 12, 1999 through December 31, 1999 is included in this report.

Schedule II—Packaging Corporation of America—Valuation and Qualifying Accounts.

Allowance for doubtful accounts receivable	Balance Beginning of Year	Provision (Benefit)	Additions/Deductions from Reserves*	Translation Adjustments	Balance End of Year
2001	6,394	674	(1,836)	—	5,232
2000	4,681	5,820	(4,107)	—	6,394
April 12, 1999 through December 31, 1999	3,947	1,833	(1,099)	—	4,681

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
4.2	Intentionally omitted.
4.3	Intentionally omitted.
4.4	Intentionally omitted.
4.5	Intentionally omitted.
4.6	Form of Rule 144A Global Note and Subsidiary Guarantee.(2)

4.7	Intentionally omitted.
4.8	Intentionally omitted.
4.9	Form of certificate representing shares of common stock.(1)
10.1
Amended and Restated Credit Agreement, dated as of April 12, 1999, and Amended and Restated as of June 29, 2000, among PCA, the lenders party thereto from time to time, J.P. Morgan Securities Inc. ("J.P. Morgan"), Deutsche Bank Securities Inc. ("Deutsche Bank"), Goldman Sachs Credit Partners L.P. ("Goldman Sachs") and Morgan Guaranty Trust Company of New York ("Morgan Guaranty").(3)
10.2	First Amendment, dated as of September 11, 2000, among PCA, the lenders party to the Amended and Restated Credit Agreement, J.P. Morgan, Deutsche Bank, Goldman Sachs, and Morgan Guaranty.(4)
10.3	Subsidiaries Guaranty, dated as of April 12, 1999, made by Dahlonega, Dixie, PCA Hydro, PCA Tomahawk, PCA Valdosta and Morgan Guaranty.(2)
10.4	Pledge Agreement, dated as of April 12, 1999, among PCA, Dahlonega, Dixie, PCA Hydro, PCA Tomahawk, PCA Valdosta and Morgan Guaranty.(2)
10.5	TPI Security Agreement, dated as of April 12, 1999, between Pactiv and Morgan Guaranty.(2)
10.6	PCA Security Agreement, dated as of April 12, 1999, among PCA, Dahlonega, Dixie, PCA Hydro, PCA Tomahawk, PCA Valdosta and Morgan Guaranty.(2)
10.7	Intentionally omitted.
10.8	Registration Rights Agreement, dated as of April 12, 1999, by and among Pactiv, PCA Holdings and PCA.(2)
10.9	Holding Company Support Agreement, dated as of April 12, 1999, by and between PCA Holdings and PCA.(2)
10.10	Facility Use Agreement, dated as of April 12, 1999, by and between Pactiv and PCA.(2)
10.11	Human Resources Agreement, dated as of April 12, 1999, by and among Tenneco Automotive Inc. (formerly known as Tenneco Inc.), Pactiv and PCA.(2)
10.12	Purchase/Supply Agreement, dated as of April 12, 1999, between PCA and Tenneco Packaging Speciality and Consumer Products Inc.(2)
10.13	Purchase/Supply Agreement, dated as of April 12, 1999, between PCA and Pactiv.(2)
10.14	Purchase/Supply Agreement, dated as of April 12, 1999, between PCA and Tenneco Automotive Inc.(2)
10.15	Technology, Financial and Administrative Transition Services Agreement, dated as of April 12, 1999, between Pactiv and PCA.(2)
10.16	Letter Agreement Regarding Terms of Employment, dated as of January 25, 1999, between PCA and Paul T. Stecko.*(2)
10.17	Letter Agreement Regarding Terms of Employment, dated as of May 19, 1999, between PCA and Paul T. Stecko.*(2)
10.18	1999 Long-Term Equity Incentive Plan, effective as of October 19, 1999.*(1)

10.19	Management Equity Agreement, dated as of June 1, 1999, among PCA, Paul T. Stecko and the Paul T. Stecko 1999 Dynastic Trust.*(2)
10.20	Form of Management Equity Agreement, dated as of June 1, 1999, among PCA and the members of management party thereto.*(2)
10.21	Memorandum Regarding Special Retention Bonus, dated as of April 16, 1999, from PCA to William J. Sweeney.*(2)
10.22	Amended and Restated 1999 Management Equity Compensation Plan, effective as of June 2, 1999.*(2)
10.23
Credit and Security Agreement, dated as of November 29, 2000, among Packaging Receivables Company, LLC ("PRC"), Packaging Credit Company, LLC ("PCC"), Blue Ridge Asset Funding Corporation and Wachovia Bank, N.A.
10.24	Receivables Sale Agreement, dated as of November 29, 2000, between PCC and PCA.
10.25	Purchase and Sale Agreement, dated as of November 29, 2000, between PCC and PRC.
21.1	Subsidiaries of the Registrant.
23.1	Consent of Arthur Andersen LLP.
23.2	Consent of Ernst & Young LLP.
24.1	Powers of Attorney.

*
Management contract or compensatory plan or arrangement.

(1)
Incorporated herein by reference to the same numbered exhibit to PCA's Registration Statement on Form S-1 (Registration No. 333-86963).

(2)
Incorporated herein by reference to the same numbered exhibit to PCA's Registration Statement on Form S-4 (Registration No. 333-79511).

(3)
Incorporated herein by reference to the same numbered exhibit to PCA's Quarterly Report on Form 10-Q for the period ended June 30, 2000.

(4)
Incorporated herein by reference to Exhibit 10.1 to PCA's Quarterly Report on Form 10-Q for the period ended September 30, 2000.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 19, 2002.

Packaging Corporation of America
By:	/s/ RICHARD B. WEST Name: Richard B. West Title: Senior Vice President, Chief Financial Officer and Corporate Secretary

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 19, 2002.

Signature	Title

* Paul T. Stecko	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)
/s/ RICHARD B. WEST Richard B. West	Senior Vice President, Chief Financial Officer and Corporate Secretary (Principal Financial and Accounting Officer)
* Henry F. Frigon	Director
* Louis A. Holland	Director
* Justin S. Huscher	Director
* Samuel M. Mencoff	Director
* Thomas S. Souleles	Director
* Rayford K. Williamson	Director

*By:	/s/ RICHARD B. WEST Richard B. West (Attorney-In-Fact)

INDEX TO FINANCIAL STATEMENTS

Packaging Corporation of America Consolidated Financial Statements as of December 31, 2001, 2000 and 1999
Report of Ernst & Young LLP, independent public accountants	F-2
Consolidated balance sheets as of December 31, 2001 and 2000	F-3
Consolidated statements of income for the years ended December 31, 2001 and 2000 and the period from January 25, 1999 (date of incorporation) through December 31, 1999	F-4
Consolidated statements of changes in shareholders' equity for the years ended December 31, 2001 and 2000 and the period from January 25, 1999 (date of incorporation) through December 31, 1999	F-5
Consolidated statements of cash flows for the years ended December 31, 2001 and 2000 and the period from January 25, 1999 (date of incorporation) through December 31, 1999	F-6
Notes to consolidated financial statements	F-7
The Containerboard Group (a Division of Tenneco Packaging Inc.) Combined Financial Statements as of April 11, 1999
Report of Arthur Andersen LLP, independent public accountants	F-31
Combined statement of assets, liabilities and interdivision account as of April 11, 1999	F-32
Combined statement of revenues, expenses and interdivision account for the period January 1, 1999 through April 11, 1999	F-33
Combined statement of cash flows for the period January 1, 1999 through April 11, 1999	F-34
Notes to combined financial statements	F-35

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

Board of Directors and Shareholders of Packaging Corporation of America:

        We have audited the accompanying consolidated balance sheets of Packaging Corporation of America as of December 31, 2001 and 2000 and the related consolidated statements of income, changes in shareholders' equity and cash flows for the years ended December 31, 2001 and 2000 and the period from January 25, 1999 (date of incorporation) to December 31, 1999. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of Packaging Corporation of America management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Packaging Corporation of America at December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for the years ended December 31, 2001 and 2000 and the period from January 25, 1999 to December 31, 1999 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        As discussed in Note 2 to the audited consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, on January 1, 2001.

                      Ernst & Young LLP

Chicago, Illinois
January 18, 2002

Packaging Corporation of America
Consolidated Balance Sheets
As of December 31, 2001 and 2000

	2001	2000
(In thousands, except share and per share amounts)
Assets
Current assets:
Cash and cash equivalents	$82,465	$7,892
Accounts and notes receivable, net of allowance for doubtful accounts of $5,232 and $6,394 as of December 31, 2001 and 2000, respectively	170,175	215,994
Inventories	170,173	159,712
Prepaid expenses and other current assets	12,058	5,755
Deferred income taxes	13,346	14,356

Total current assets	448,217	403,709
Property, plant and equipment, net	1,451,224	1,455,990
Intangible assets, net of accumulated amortization of $1,647 and $1,380 as of December 31, 2001 and 2000, respectively	4,037	1,758
Other long-term assets	68,302	80,655

Total assets	$1,971,780	$1,942,112

Liabilities and shareholders' equity
Current liabilities:
Current portion of long-term debt	$54	$239
Accounts payable	93,873	113,701
Accrued interest	13,590	15,438
Accrued liabilities	84,378	89,170

Total current liabilities	191,895	218,548
Long-term liabilities:
Long-term debt	795,163	869,175
Deferred income taxes	194,452	151,728
Other liabilities	20,436	15,237

Total long-term liabilities	1,010,051	1,036,140
Shareholders' equity:
Common stock (par value $.01 per share, 300,000,000 shares authorized, 105,570,203 shares and 106,248,138 shares issued as of December 31, 2001 and 2000, respectively)	1,056	1,062
Additional paid in capital	490,915	512,208
Retained earnings	280,886	174,468
Accumulated other comprehensive income (loss)	(2,967)	—
Common stock held in treasury, at cost (3,000 shares and 27,470 shares as of December 31, 2001 and 2000, respectively)	(56)	(314)

Total shareholders' equity	769,834	687,424

Total liabilities and shareholders' equity	$1,971,780	$1,942,112

See notes to consolidated financial statements.

Packaging Corporation of America
Consolidated Statements of Income

	Year Ended December 31,		January 25, 1999 Through
			December 31, 1999
	2001	2000
(In thousands, except per share amounts)
Net sales	$1,789,956	$1,921,868	$1,317,342
Cost of sales	(1,372,019)	(1,418,465)	(1,028,582)

Gross profit	417,937	503,403	288,760
Selling and administrative expenses	(123,627)	(118,373)	(79,794)
Other income (expense), net	(4,306)	59,996	11,020
Corporate overhead	(40,549)	(40,192)	(27,756)

Income before interest, taxes, cumulative effect of accounting change and extraordinary item	249,455	404,834	192,230
Interest expense, net	(74,021)	(117,683)	(107,594)

Income before taxes, cumulative effect of accounting change and extraordinary item	175,434	287,151	84,636
Provision for income taxes	(67,912)	(114,190)	(37,239)

Income before cumulative effect of accounting change and extraordinary item	107,522	172,961	47,397
Cumulative effect of accounting change, net of tax	(495)	—	—

Income before extraordinary item	107,027	172,961	47,397
Extraordinary item, net of tax	(609)	(11,060)	(6,897)

Net income	106,418	161,901	40,500
Preferred dividends and accretion of preferred stock issuance costs	—	(18,637)	(9,296)

Net income available to common shareholders	$106,418	$143,264	$31,204

Weighted average common shares outstanding
Basic	106,277	104,890	92,108
Diluted	108,801	107,518	96,549
Basic earnings per common share:
Income before cumulative effect of accounting change and extraordinary item	$1.01	$1.47	$0.41
Cumulative effect of accounting change	—	—	—
Extraordinary item	(0.01)	(0.10)	(0.07)

Net income per common share	$1.00	$1.37	$0.34

Diluted earnings per common share:
Income before cumulative effect of accounting change and extraordinary item	$0.99	$1.43	$0.39
Cumulative effect of accounting change	—	—	—
Extraordinary item	(0.01)	(0.10)	(0.07)

Net income per common share	$0.98	$1.33	$0.32

See notes to consolidated financial statements.

Packaging Corporation of America
Consolidated Statements of Changes in Shareholders' Equity
For the Period January 25, 1999 (date of incorporation) through December 31, 2001

	Junior Preferred Stock
			Common Stock		Treasury Stock			Accumulated Other Comprehensive Income (Loss)
							Additional Paid In Capital		Retained Earnings	Total Shareholders' Equity
(In thousands except share data)	Shares	Amount	Shares	Amount	Shares	Amount
Balance at January 25, 1999	—	$—	—	$—	—	$—	$—	$—	$—	$—
Pactiv contribution of assets to PCA	—	—	193,500	2	—	—	399,323	—	—	399,325
Payment to Pactiv	—	—	—	—	—	—	(246,500)	—	—	(246,500)
Investment by PCA Holdings	—	—	236,500	2	—	—	236,500	—	—	236,502
Issuance of junior preferred stock	100	—	—	—	—	—	—	—	—	—
Non-financing transaction costs	—	—	—	—	—	—	(23,832)	—	—	(23,832)
Post-closing adjustment to contribution of assets	—	—	—	—	—	—	20,000	—	—	20,000
220-for-one common stock split	—	—	94,170,000	942	—	—	(942)	—	—	—
Net income	—	—	—	—	—	—	—	—	40,500	40,500
Dividends declared on preferred stock	—	—	—	—	—	—	—	—	(9,084)	(9,084)
Accretion of preferred stock costs	—	—	—	—	—	—	—	—	(212)	(212)

Balance at December 31, 1999	100	$—	94,600,000	$946	—	$—	$384,549	$—	$31,204	$416,699

Net income	—	—	—	—	—	—	—	—	161,901	161,901
Initial public offering	—	—	11,250,000	112	—	—	125,852	—	—	125,964
Redemption of preferred stock	—	—	—	—	—	—	—	—	(16,266)	(16,266)
Dividends declared on preferred stock	—	—	—	—	—	—	—	—	(2,291)	(2,291)
Accretion of preferred stock costs	—	—	—	—	—	—	—	—	(80)	(80)
Exercise of stock options	—	—	398,138	4	—	—	1,807	—	—	1,811
Treasury stock	—	—	—	—	(27,470)	(314)	—	—	—	(314)
Buyout of preferred stock	(100)	—	—	—	—	—	—		—	—

Balance at December 31, 2000	—	$—	106,248,138	$1,062	(27,470)	$(314)	$512,208	$—	$174,468	$687,424

Net income	—	—	—	—	—	—	—	—	106,418	106,418
Loss on derivatives:
Loss on derivatives, net of $2,143 income taxes	—	—	—	—	—	—	—	(3,329)	—	(3,329)
Less: reclassification adjustment, net of ($233) income taxes	—	—	—	—	—	—	—	362	—	362

Total comprehensive income, net of tax										103,451
Exercise of stock options	—	—	1,669,735	17	—	—	17,270	—	—	17,287
Common stock (repurchases)/retirement, net	—	—	(2,347,670)	(23)	24,470	258	(38,563)	—	—	(38,328)

Balance at December 31, 2001	—	$—	105,570,203	$1,056	(3,000)	$(56)	$490,915	$(2,967)	$280,886	$769,834

See notes to consolidated financial statements.

Packaging Corporation of America
Consolidated Statements of Cash Flows

	Year Ended December 31,
			January 25, 1999 Through December 31, 1999
	2001	2000
(In thousands)
Cash Flows from Operating Activities:
Net income	$106,418	$161,901	$40,500

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	141,516	140,841	105,935
Amortization of financing costs	4,851	7,375	6,299
Cumulative effect of accounting change	495	—	—
Extraordinary loss—early debt extinguishment	609	11,060	6,897
Increase in deferred income taxes	46,354	83,276	33,228
Gain on sale of timberlands	—	(60,414)	(12,157)
(Gain) loss on disposal of property, plant and equipment	1,718	(1,895)	(947)
Tax benefit associated with stock option exercises	9,562	—	—
Other, net	1,641	2,367	1,917
Changes in components of working capital:
(Increase) decrease in current assets—
Accounts receivable	47,077	(6,940)	(30,007)
Inventories	(9,821)	5,207	(5,625)
Prepaid expenses and other	(6,285)	2,443	(3,379)
Increase (decrease) in current liabilities—
Accounts payable	(21,910)	(13,663)	54,738
Accrued liabilities	(8,799)	7,490	57,049

Net cash provided by operating activities	313,426	339,048	254,448

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(131,158)	(128,991)	(88,938)
Additions to long term assets	(3,467)	(4,748)	(5,302)
Acquisition of businesses	(4,827)	—	—
Proceeds from disposals of property, plant and equipment	4,570	3,249	1,347
Proceeds from timberlands sales	—	247,936	263,255
Payment to Pactiv for contribution of assets	—	—	(246,500)
Investments in joint venture	—	(500)	—
Other, net	871	1,955	(230)

Net cash provided by (used for) investing activities	(134,011)	118,901	(76,368)

Cash Flows from Financing Activities:
Proceeds from preferred stock	—	—	96,500
Redemption of preferred stock	—	(124,432)	—
Proceeds from long-term debt issued	—	142,605	9,619
Payments on long-term debt	(74,239)	(602,826)	(440,075)
Proceeds from initial public offering	—	126,364	—
Financing costs	—	(3,565)	(90,324)
Proceeds from post-closing adjustment	—	—	20,000
Proceeds from issuance of common stock to PCA Holdings	—	—	236,500
Repurchases of common stock	(38,328)	(314)	—
Issuance of common stock upon exercise of stock options	7,725	1,811	—

Net cash used for financing activities	(104,842)	(460,357)	(167,780)

Net Increase (Decrease) in Cash and cash equivalents	74,573	(2,408)	10,300
Cash and cash equivalents, beginning of period	7,892	10,300	—

Cash and cash equivalents, end of period	$82,465	$7,892	$10,300

See notes to consolidated financial statements.

Packaging Corporation of America

Notes to Consolidated Financial Statements

December 31, 2001

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

        On August 25, 1999, PCA Holdings LLC and Pactiv agreed that the acquisition consideration should be reduced as a result of a post-closing price adjustment by $20.0 million. On September 23, 1999, Pactiv paid PCA $20.7 million, representing the $20.0 million adjustment and $0.7 million of interest through the date of payment by Pactiv.

        The Company is comprised of mills and corrugated products operations. The mill operations (the "Mills") consist of two kraft linerboard mills located in Counce, Tennessee, and Valdosta, Georgia, and two medium mills located in Filer City, Michigan, and Tomahawk, Wisconsin. The Mills also include two recycling centers located in Nashville and Jackson, Tennessee. The Company leases the cutting rights to approximately 145,000 acres of timberland as of December 31, 2001. The Mills transfer the majority of their output to PCA's corrugated products operations ("Corrugated").

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Inventories

        Raw materials, work in process and finished goods are valued using the lower of last-in, first-out ("LIFO") cost or market method. Supplies and materials inventories are valued using a moving average cost. All inventories are stated at the lower of cost or market. Inventories valued using the LIFO method comprised 73% and 77% of inventories at current cost at December 31, 2001 and 2000, respectively.

        The components of inventories are as follows:

	December 31,
	2001	2000
(In thousands)
Raw materials	$82,540	$71,256
Work in process	5,989	5,908
Finished goods	46,942	56,157
Supplies and materials	58,118	51,222

Inventories at FIFO cost	193,589	184,543
Excess of FIFO over LIFO cost	(23,416)	(24,831)

Inventory, net	$170,173	$159,712

Property, Plant and Equipment

        Property, plant and equipment and timber and timberlands are recorded at cost.

        Property, plant and equipment by major classification are as follows:

	December 31,
	2001	2000
(In thousands)
Land	$71,936	$64,348
Buildings	292,571	286,505
Machinery and equipment	2,071,048	1,974,677
Other	32,802	33,776

Property, plant and equipment, at cost	2,468,357	2,359,306
Less: Accumulated depreciation	(1,065,425)	(954,985)

Total	1,402,932	1,404,321
Construction in progress	44,997	48,330
Timber and timberlands, at cost, less depletion	3,295	3,339

Property, plant and equipment, net	$1,451,224	$1,455,990

        The amount of interest capitalized related to construction in progress was approximately $0.9 million and $0.6 million for the years ended December 31, 2001 and 2000, respectively, and $0.1 million for the period April 12, 1999 through December 31, 1999.

        Depreciation is computed on the straight-line basis over the estimated useful lives of the related assets. The following lives are used for the various categories of assets:

Buildings and land improvements	5 to 40 years
Machinery and equipment	3 to 25 years
Trucks and automobiles	3 to 10 years
Furniture and fixtures	3 to 20 years
Computers and hardware	3 to 7 years
Leasehold improvements	Period of the lease

        Timber depletion is provided on the basis of timber cut during the period related to the estimated quantity of recoverable timber. Assets under capital leases are depreciated on the straight-line method over the term of the lease.

        Expenditures for repairs and maintenance are expensed as incurred.

Intangible Assets

        The Company has capitalized certain intangible assets based on their estimated fair value at the date of acquisition. Amortization is provided for these intangible assets on a straight-line basis over periods ranging from three to 15 years. Covenants not to compete are amortized on a straight-line basis over the terms of the respective agreements.

Other Long-Term Assets

        PCA has capitalized certain costs related to obtaining its financing. These costs are amortized to interest expense using the effective interest rate method over the terms of the senior credit facility and senior subordinated notes, which range from five years to eight years. Unamortized deferred financing costs were $23.2 million and $29.0 million as of December 31, 2001 and 2000, respectively.

        PCA currently leases the cutting rights to approximately 145,000 acres of timberland and capitalizes the annual lease payments and reforestation costs associated with these leases. These costs are recorded as depletion when timber is harvested and used in PCA's business operations. Long-term lease costs were $23.1 million and $25.1 million as of December 31, 2001 and 2000, respectively.

        PCA also capitalizes certain costs related to the purchase and development of software which is used in its business operations. The costs attributable to these software systems are amortized over their estimated useful lives based on various factors such as the effects of obsolescence, technology and other economic factors. Capitalized software costs were $12.4 million and $15.7 million as of December 31, 2001 and 2000, respectively.

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

Income Taxes

        PCA utilizes the liability method of accounting for income taxes whereby it recognizes deferred tax assets and liabilities for the future tax consequences of temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets will be reduced by a valuation allowance if, based upon management's estimates, it is more likely than not that a portion of the deferred tax assets will not be realized in a future period. The estimates utilized in the recognition of deferred tax assets are subject to revision in future periods based on new facts or circumstances.

Revenue Recognition

        The Company recognizes revenue as title to the products is transferred to customers. In the fourth quarter of 2000, the Company adopted EITF 00-10, "Accounting for Shipping and Handling Fees and Costs". Shipping and handling costs are included in cost of sales. Shipping and handling billings to a customer in a sales transaction are included in revenue. Prior year amounts have been reclassed to conform to this treatment.

Research and Development

        Research and development costs are expensed as incurred. The amount charged was $5.5 million, $3.4 million, and $2.5 million for the years ended December 31, 2001 and 2000 and for the period from April 12, 1999 through December 31, 1999, respectively.

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

Derivative Instruments and Hedging Activities and Accounting Change

        Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137 and SFAS No. 138. The Statement requires the Company to recognize derivative instruments as either assets or liabilities in the balance sheet at fair value. It further provides criteria for derivative instruments to be designated as fair value, cash flow or foreign currency hedges and establishes respective accounting standards for reporting changes in the fair value of the derivative instruments. The gains or losses resulting from adjusting the derivative instruments to fair value are recorded in net income or accumulated other comprehensive income (loss) (OCI), as appropriate.

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

        The Company uses derivative instruments to manage interest costs and the risk associated with changing interest rates. The Company's objectives for holding derivatives are to minimize the risks using the most effective methods to eliminate or reduce the impacts of these exposures. The Company has two interest rate collar agreements that protect against rising interest rates and simultaneously guarantee a minimum interest rate. As interest rates change, the differential paid or received is recognized in interest expense of the period. Interest rate collar agreements are accounted for as cash flow hedges.

        For the year ended December 31, 2001, reported net income increased $0.3 million ($0.5 million pre-tax) for changes in the time value of the interest rate collars, or hedge ineffectiveness. All amounts have been included in other expense in the statement of income. Derivative losses included in OCI as of December 31, 2001, will be reclassified into earnings over the lives of the collar agreements, through June 30, 2003.

New Accounting Pronouncements

        In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations," effective for acquisitions completed after June 30, 2001, and SFAS No. 142, "Goodwill and Other Intangible Assets," effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives.

        The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the nonamortization provisions of the Statement will not have a material impact on the Company's consolidated financial position or results of operations. The Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets during the first six months of 2002 and has not yet determined what the effect, if any, of these tests will be on the earnings and financial position of the Company.

        In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which is effective for fiscal years beginning after June 15, 2002. The Statement requires legal obligations associated with the retirement of long-lived assets to be recognized at their fair value at the time that the obligations are incurred. Upon initial recognition of a liability, that cost should be capitalized as part of the related long-lived asset and allocated to expense over the useful life of the asset. The Company will adopt the new rules on asset retirement obligations on January 1, 2003. The adoption of the Statement is not expected to have a material impact on the Company's financial statements.

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations" for a disposal of a segment of a business. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. The adoption of SFAS No. 144 on January 1, 2002, is not expected to have a material impact on the Company's consolidated financial position or results of operations.

Comprehensive Income (Loss)

        For the year ended December 31, 2001, total comprehensive income was $3.0 million less than net income due to derivative losses. There was no difference for the year ended December 31, 2000 or for the period from April 12, 1999 through December 31, 1999.

Reclassifications

        Prior year's financial statements have been reclassified where appropriate to conform with current year presentation.

3. EARNINGS PER SHARE

        All share and per share data included in the accompanying consolidated financial statements have been adjusted to reflect a 220-for-one-split of the Company's common stock which became effective on October 19, 1999.

        The following table sets forth the computation of basic and diluted income per common share for the periods presented.

	Year Ended December 31,
			April 12, 1999 Through December 31, 1999
	2001	2000
(In thousands, except per share data)
Numerator:
Net income available to common stockholders	$106,418	$143,264	$31,204
Denominator:
Basic common shares outstanding	106,277	104,890	92,108
Effect of dilutive securities:
Stock options	2,524	2,397	1,949
Non-vested stock	—	231	2,492

Dilutive common shares outstanding	108,801	107,518	96,549
Basic income per common share	$1.00	$1.37	$0.34
Diluted income per common share	$0.98	$1.33	$0.32

4. ACCRUED LIABILITIES

        The components of accrued liabilities are as follows:

	December 31,
	2001	2000
(In thousands)
Benefits	$20,332	$21,649
Medical insurance and workers' compensation	16,138	13,430
Vacation and holiday pay	11,290	11,586
Customer volume discounts and rebates	10,841	9,359
Other	25,777	33,146

Total	$84,378	$89,170

5. EMPLOYEE BENEFIT PLANS AND OTHER POSTRETIREMENT BENEFITS

        In connection with the Transactions, PCA and Pactiv entered into a human resources agreement which, among other items, granted PCA employees continued participation in the Pactiv pension plan for a period of up to five years following the closing of the Transactions for an agreed upon fee. For salaried employees, PCA will pay Pactiv $4.0 million in the first and second years, $6.0 million in the third year, $8.0 million in the fourth year, and $10.0 million in the fifth year following the closing date of the Transactions. For hourly employees, PCA will pay Pactiv $1.2 million per year through December 31, 2000 and then $4.5 million per year for two additional years. These amounts can be adjusted if there are material increases in the pension costs to Pactiv. The fees paid to Pactiv are expensed ratably throughout the year. PCA intends to adopt its own retirement plans with respect to its employees sometime in the future.

        The Company adopted a supplemental executive retirement plan in 2000 that provides supplemental pension benefits for certain executive officers of the Company. Benefits are based upon years of service and the highest three year average of compensation. The benefit obligation and pension costs were not significant.

        PCA also provides certain medical benefits for retired salaried employees and certain medical and life insurance benefits for certain employees. For salaried employees, the plan covers employees retiring from PCA on or after attaining age 58 who have had at least 10 years of full-time service with PCA after attaining age 48. For hourly employees, the postretirement medical coverage, where applicable, is available according to the eligibility provisions in effect at the employee's work location. Per the human resources agreement referred to above, Pactiv retained the liability relating to retiree medical and life benefits for PCA employees who had retired on or before the closing date of the Transactions or who will be eligible to retire within two years of that date. Any postretirement liability recorded on PCA's balance sheet relates to active employees only.

        Financial data pertaining to the Company's postretirement benefit plans follow:

	2001	2000	April 12, 1999 Through Dec. 31, 1999
(In thousands)
Change in benefit obligation:
Benefit obligation at beginning of period	$5,276	$4,044	$4,007
Service cost	855	587	441
Interest cost	406	304	210
Plan amendments	132	—	—
Actuarial loss (gain)	1,034	341	(614)

Benefit obligation at September 30	$7,703	$5,276	$4,044

Plan assets at fair value at September 30	$—	$—	$—

Development of net amount recognized:
Funded status at September 30	$(7,703)	$(5,276)	$(4,044)
Unrecognized cost:
Actuarial loss (gain)	567	(479)	(849)
Prior service cost	121	—	—
Other	371	—	—

Accrued benefit recognized at December 31	$(6,644)	$(5,755)	$(4,893)

Components of net periodic benefit cost:
Service cost for benefits earned during the year	$855	$587	$441
Interest cost on accumulated postretirement benefit obligation	406	304	210
Net amortization of unrecognized amounts	3	(29)	(2)

Net periodic pension and postretirement benefit cost	$1,264	$862	$649

        The accrued postretirement benefit cost has been recorded based upon certain actuarial estimates as of September 30, 2001, 2000 and 1999, as shown below. These estimates are subject to revision in future periods given new facts or circumstances.

	Postretirement Plan
	2001	2000	1999
Discount rate	7.25%	7.50%	7.50%

        As of September 30, 2001, the Company assumed health care cost trend rates of 9.50% for 2002 and 2003, 8.00% for 2004, 7.00% for 2005, 6.00% for 2006, and 5.00% for 2007 and thereafter. As of both September 30, 2000 and 1999, the Company assumed a health care cost trend rate of 5.00%.

        Increasing the assumed health care cost trend rate by one percentage point would increase the 2001 postretirement benefit obligation by approximately $1.2 million and would increase the net postretirement benefit cost by approximately $0.3 million.

5. EMPLOYEE BENEFIT PLANS AND OTHER POSTRETIREMENT BENEFITS (Continued)

        On February 1, 2000, the Company adopted two defined contribution benefit plans that cover all full-time salaried employees and certain hourly employees at several of the Company's facilities. Employees can make voluntary contributions in accordance with the provisions of their respective plan. The Company expensed $6.7 million and $6.1 million for employer contributions during the years ended December 31, 2001 and 2000, respectively.

6. LONG-TERM DEBT

        A summary of long-term debt is set forth in the following table:

	December 31,
	2001	2000
(In thousands)
Senior credit facility—
Term Loan A, effective interest rate of 3.16% and 8.26% at December 31, 2001 and 2000, respectively, due in varying quarterly installments through June 30, 2006	$82,272	$122,371
Term Loan B, effective interest rate of 3.91% and 8.67% as of December 31, 2001 and 2000, respectively, due in varying quarterly installments through June 30, 2007	36,728	54,629
Receivables credit facility, effective interest rate of 2.30% and 6.95% as of December 31, 2001 and 2000, respectively, due November 29, 2003	126,000	142,000
Senior subordinated notes, interest at 9.625% payable semi-annually, due April 1, 2009	550,000	550,000
Other	217	414

Total	795,217	869,414
Less: Current portion	54	239

Total long-term debt	$795,163	$869,175

        Additional information regarding PCA's variable rate debt before the effects of the interest rate collars described below, is shown below:

	Weighted-Average Reference Interest Rate		Applicable Margin
	December 31,		December 31,
	2001	2000	2001	2000
LIBOR based debt:
Senior credit facility
Term Loan A	1.91%	6.76%	1.25%	1.50%
Term Loan B	1.91%	6.67%	2.00%	2.00%
Commercial paper based debt:
Receivables credit facility	1.92%	6.60%	0.38%	0.35%

        Since April 12, 1999, PCA has made debt prepayments totaling approximately $974.0 million using excess cash and proceeds from the sale of certain timberlands to permanently reduce its borrowings under the term loans. As a result of these prepayments, PCA recorded a charge of $1.0 million ($0.6 million after tax), $18.4 million ($11.1 million after tax), and $11.4 million ($6.9 million after tax), respectively, as an early extinguishment of debt for the years ended December 31, 2001 and 2000 and for the period from April 12, 1999 through December 31, 1999. No quarterly installments will be required under any of the term loans until December 31, 2003.

        As of December 31, 2001, annual principal payments for debt during the next five years are: $0.1 million (2002), $128.6 million (2003), $35.2 million (2004), $36.3 million (2005), $9.8 million (2006), and $585.3 million (2007 and thereafter).

        Interest payments in connection with the Company's debt obligations for the years ended December 31, 2001 and 2000, and for the period from April 12, 1999 through December 31, 1999 amounted to $73.6 million, $112.6 million, and $89.5 million, respectively.

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

        On November 29, 2000, the Company established an on-balance sheet securitization program for its trade accounts receivable. To effectuate this program, the Company formed a wholly owned limited purpose subsidiary, Packaging Credit Company, LLC ("PCC"), which in turn formed a wholly owned, bankruptcy-remote, special-purpose subsidiary, Packaging Receivables Company, LLC ("PRC"), for the purpose of acquiring receivables from PCC. Both of these entities are included in the consolidated financial statements of the Company. Under this program, PCC purchases on an ongoing basis all of the receivables of the Company and sells such receivables to PRC. PRC and lenders established a $150.0 million receivables-backed revolving credit facility ("Receivables Credit Facility") through which PRC obtains funds to purchase receivables from PCC. The receivables purchased by PRC are and will be solely the property of PRC. In the event of liquidation of PRC, the creditors of PRC would be entitled to satisfy their claims from PRC's assets prior to any distribution to PCC or the Company. Credit available under the receivables credit facility is on a borrowing-base formula. As a result, the full amount of the facility may not be available at all times. At December 31, 2001, $126.0 million was outstanding and $24.0 million was available for additional borrowing under the receivables credit facility. The highest outstanding principal balance under the receivables credit facility during fiscal 2001 was $142.0 million.

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

        PCA's various debt agreements contain covenants that restrict the ability of PCA and its subsidiaries to incur additional indebtedness, pay dividends or make certain other restricted payments, consummate certain asset sales, incur liens, enter into certain transactions with affiliates, or merge or consolidate with any other person or sell or dispose of all or substantially all of the assets of the Company. They also require PCA to comply with certain financial covenants, including the ratio of earnings before interest, taxes, depreciation, and amortization (EBITDA) to cash interest expense, the ratio of debt to EBITDA, and minimum net worth levels. A failure to comply with the restrictions contained in the senior credit facility could lead to an event of default, which could result in an acceleration of such indebtedness. Such an acceleration would also constitute an event of default under the notes indenture and the receivables credit facility. At December 31, 2001, the Company was in compliance with all of its covenants.

        The Company maintains interest rate collar agreements for its variable rate debt. The interest rate collar agreements protect against rising interest rates while simultaneously guaranteeing minimum interest rates. The notional amount of these collars is $175.0 million and $250.0 million at December 31, 2001 and 2000, respectively. Approximately 71% of PCA's variable rate debt are capped. The weighted average floor of the interest rate collar agreements is 5.02% and the weighted average ceiling is 6.85%. On November 29, 1999, PCA terminated $180.0 million of interest rate collar agreements and received $1.2 million. On January 14, 2000, PCA terminated $110.0 million of interest rate collar agreements and received $1.9 million. The senior credit facility provides PCA with the right to lock-in LIBOR interest rates for any amount of term loans for one, two, three, or six-month periods. With the approval of the lenders, PCA can lock-in LIBOR interest rates for either a two-week or twelve-month period. The receivables credit facility also provides PCA with the right to lock-in commercial paper interest rates for a one, two, or three-month period.

        A summary of the Company's drawings under credit facilities as of December 31, 2001 follows:

	Term	Commitments	Utilized	Available
(In thousands)
Receivables credit facility	2003	$150,000	$126,000	$24,000
Senior revolving credit facility	2006	150,000	—	150,000

		$300,000	$126,000	$174,000

        PCA is required to pay commitment fees on the unused portions of the credit facilities. In December of 2000, PCA reduced the availability under the senior revolving credit facility from $250.0 million to $150.0 million.

        At December 31, 2001 and 2000, letters of credit amounting to approximately $23.8 million and $21.9 million, respectively, were outstanding which relate primarily to various environmental obligations, including landfills and solid waste programs, management equity loans, workers' compensation, and equipment leases.

7. FINANCIAL INSTRUMENTS

        The carrying and estimated fair values of PCA's financial instruments at December 31, 2001 and 2000 were as follows:

	2001		2000
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
(In thousands)
Short-term assets	$252,640	$252,640	$223,886	$223,886
Short-term liabilities	(93,873)	(93,873)	(113,701)	(113,701)
Long-term debt—
Senior credit facility	(119,000)	(119,000)	(177,000)	(177,000)
9.625% Senior subordinated notes	(550,000)	(596,750)	(550,000)	(558,250)
Receivables credit facility	(126,000)	(126,000)	(142,000)	(142,000)
Other	(217)	(217)	(414)	(414)
Interest rate collars	(5,228)	(5,228)	—	(816)

Short-Term Assets and Liabilities

        The fair value of cash and cash equivalents, accounts receivable, notes receivable and accounts payable approximate their carrying amounts due to the short-term nature of these financial instruments.

Long-Term Debt

        The fair value of the senior credit facility and the receivables credit facility approximates their carrying amount due to the variable interest-rate feature of the instruments. The fair value of the senior subordinated notes is based on quoted market prices. The fair values of the remaining debt were considered to be the same as or were not determined to be materially different from the carrying amounts.

Interest Rate Collars

        The fair values of the interest rate collars are the amounts at which they could be settled and are estimated by obtaining quotes from banks.

8. MANDATORY REDEEMABLE PREFERRED STOCK

        On April 12, 1999, PCA issued 1,000,000 shares of 12.375% senior exchangeable preferred stock, liquidation preference of $100 per share. Holders of the preferred shares were entitled to receive cumulative dividends paid in cash or in kind at a rate of 12.375% which were paid semi-annually. If PCA failed to pay dividends, holders of the preferred stock were entitled to elect two additional members to PCA's Board of Directors. Holders of the preferred stock had no voting rights. The preferred stock ranked senior to the common stock. 3,000,000 shares were authorized, and 1,058,094 shares were issued and outstanding as of December 31, 1999. PCA incurred $3.5 million of issuance costs, which were being amortized through 2010 at which time the preferred stock was required to be redeemed.

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

        In June 1999, PCA entered into management equity agreements with 125 of its management-level employees. Under these agreements, PCA Holdings LLC and Pactiv Corporation sold 3,132,800 shares of common stock to 113 of these employees at $4.55 per share. The stock purchased under the management equity agreements is subject to vesting. As of August 2001, the stock was fully vested. The management equity agreements also provide for the grant of options (see Note 16).

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

        On May 16, 2001, the Company announced a $100.0 million common stock repurchase program. PCA currently expects to repurchase the shares from time to time. Through December 31, 2001, the Company repurchased 2,323,200 shares of common stock for approximately $38.3 million. Of these shares, 3,000 were held in treasury at December 31, 2001 and were subsequently retired in January 2002. The remaining shares were retired prior to December 31, 2001.

10. COMMITMENTS AND CONTINGENCIES

Capital Commitments

        The Company had authorized capital expenditures of approximately $44.5 million and $37.9 million as of December 31, 2001 and 2000, respectively, in connection with the expansion and replacement of existing facilities and equipment.

Lease Commitments

        The Company holds certain of its facilities, equipment, and other assets under long-term leases. The minimum lease payments under non-cancelable operating leases with lease terms in excess of one year are as follows:

(In thousands)
2002	$18,283
2003	14,584
2004	11,260
2005	8,297
2006	5,204
Thereafter	37,613

Total	$95,241

        Commitments under capital leases were not significant to the accompanying financial statements. Total lease expense for the years ended December 31, 2001 and 2000, and for the period from April 12, 1999 through December 31, 1999 was $26.7 million, $24.7 million and $15.0 million, respectively. These costs are included primarily in cost of goods sold.

Purchase Commitments

        The Company has entered into various minimum purchase agreements to buy energy over periods ranging from one to three years at fixed prices. Total purchase commitments over the next three years are as follows:

(In thousands)
2002	$23,379
2003	2,622
2004	2,622

Total	$28,623

        These purchase agreements are not marked to market. The Company purchased approximately $18.8 million during the year ended December 31, 2001, $9.3 million during the year ended December 31, 2000, and $7.8 million during the period from April 12, 1999 through December 31, 1999 under these purchase agreements.

Litigation

        On May 14, 1999, PCA was named as a defendant in a Consolidated Class Action Complaint which alleged a civil violation of Section 1 of the Sherman Act. The suit, captioned Winoff Industries, Inc. v. Stone Container Corporation, MDL No. 1261 (E.D. Pa.), names the Company as a defendant based solely on the allegation that PCA is successor to the interests of Tenneco Packaging Inc. and Tenneco Inc., both of which were also named as defendants in the suit, along with nine other linerboard manufacturers. The complaint alleges that the defendants, during the period October 1, 1993 through November 30, 1995, conspired to limit the supply of linerboard, and that the purpose and effect of the alleged conspiracy was artificially to increase prices of corrugated containers. The plaintiffs have moved to certify a class of all persons in the United States who purchased corrugated containers directly from any defendant during the above period, and seek treble damages and attorneys' fees on behalf of the purported class. The Court granted plaintiffs' motion on September 4, 2001, but modified the proposed class to exclude those purchasers whose prices were "not tied to the price of linerboard". The defendants have appealed the Court's class certification decision, and that appeal is currently pending before the Court of Appeals for the Third Circuit. The case is currently set for trial in January 2003. PCA believes that the plaintiffs' allegations have no merit and intends to defend against the suit vigorously. PCA does not believe that the outcome of this litigation should have a material adverse effect on its financial position, results of operations, or cash flow.

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

11. INCOME TAXES

        Following is an analysis of the components of consolidated income tax expense (benefit):

	2001	2000	April 12, 1999 Through Dec. 31, 1999
(In thousands)
Current—
U.S.	$17,816	$30,273	$(16,207)
State and local	3,742	4,074	(1,083)

Total current provision for taxes	21,558	34,347	(17,290)

Deferred—
U.S.	40,793	70,948	44,976
State and local	5,561	8,895	9,533

Total deferred provision for taxes	46,354	79,843	54,509

Total provision for taxes	$67,912	$114,190	$37,219

        The effective tax rate varies from the U.S. Federal statutory tax rate principally due to the following:

	2001	2000	April 12, 1999 Through Dec. 31, 1999
(In thousands)
Provision computed at U.S. Federal statutory rate of 35%	$61,402	$100,503	$29,623
State and local taxes	7,339	12,963	4,855
Other	(829)	724	2,761

Total	$67,912	$114,190	$37,239

        The components of the deferred tax assets (liabilities) were as follows:

	December 31,
	2001	2000
(In thousands)
Current deferred taxes—
Accrued liabilities	$1,980	$2,313
Employee benefits and compensation	7,929	8,976
Reserve for doubtful accounts	1,365	1,675
Inventory	1,064	1,307
Pensions and postretirement benefits	1,808	85
Derivatives	(800)	—

Total current deferred taxes	$13,346	$14,356

Noncurrent deferred taxes—
Pension and postretirement benefits	$3,042	$2,279
Excess of financial reporting over tax basis in plant and equipment	(209,170)	(181,071)
Accrued liabilities	(3,666)	11,536
Asset for alternative minimum tax credits	12,495	15,528
Derivatives	2,847	—

Total noncurrent deferred taxes	$(194,452)	$(151,728)

        Cash payments for income taxes were $23.4 million and $23.7 million for the years ended December 31, 2001 and 2000, respectively, and $4.1 million for the period April 12, 1999 through December 31, 1999. As of December 31, 2001 and 2000, the Company has available for income tax purposes approximately $12.5 million and $15.5 million, respectively, in alternative minimum tax credits which may be used to offset future taxable income.

12. RELATED PARTY TRANSACTIONS

        PCA owns 33 1/3% interest in Southern Timber Venture, LLC ("STV"). At December 31, 2001, PCA has not guaranteed the debt of STV and has no future funding requirements.

        PCA purchases pulpwood from STV in accordance with the terms of a fiber supply agreement between the two companies which expires December 31, 2017. The price of pulpwood in this agreement is based upon the fair market value of pulpwood and will be adjusted annually for any changes in market value beginning January 2003. PCA purchased $19.7 million and $1.7 million of pulpwood for its Counce, Tennessee and Valdosta, Georgia mills from STV during the year ended December 31, 2001 and from November 16, 2000, through December 31, 2000, respectively.

        As Pactiv Corporation sold its remaining interest in PCA during the first half of 2001, it is no longer considered a related party. PCA's sales to Pactiv Corporation, which includes both containerboard and corrugated products, are included in the accompanying consolidated financial statements. The net sales to Pactiv Corporation for the year ended December 31, 2001 and 2000 were

$92.9 million and $100.5 million, respectively. The net sales to Pactiv Corporation for the period April 12, 1999 through December 31, 1999 were approximately $57.4 million. The accounts receivable relating to these sales as of December 31, 2001 and 2000 were $9.3 million and $13.3 million, respectively.

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

        PCA and Pactiv entered into a facility use agreement which provides for PCA's use of a portion of Pactiv's headquarters located in Lake Forest, Illinois and certain building and business services through January, 2003. PCA paid Pactiv $1.8 million and $2.4 million for the years ended December 31, 2001 and 2000, respectively, and $1.5 million for the period April 12, 1999 through December 31, 1999.

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

        The following table reflects the components of this assumed accrual:

	Balance April 12, 1999	Activity	Balance Dec. 31, 1999	Activity	Balance Dec. 31, 2000	Activity	Balance Dec. 31, 2001
(In thousands)
Severance	$1,087	$819	$268	$268	$—	$—	$—
Facility exit costs	1,920	278	1,642	1,489	153	138	15

Total accrual	$3,007	$1,097	$1,910	$1,757	$153	$138	$15

        The fixed assets at the closed facilities were written down to their estimated fair value. No significant cash proceeds are expected from the ultimate disposal of these assets. The remaining liability balance at December 31, 2001 will be used for rent payments related to the closed facilities.

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

15. ACQUISITIONS

        On May 25, 2001, PCA International, Inc. a wholly owned subsidiary of PCA, was formed to acquire the assets of Sunbelt Packaging Services, Inc. for approximately $4.8 million. The transaction was completed on June 1, 2001. The purchase method of accounting was used to account for the acquisition. Sales and total assets of the acquisition were not material.

16. STOCK-BASED COMPENSATION

        PCA entered into management equity agreements in June 1999 with 125 of its management-level employees. These agreements provide for the grant of options to purchase up to an aggregate of 6,576,460 shares of PCA's common stock at $4.55 per share, the same price per share at which PCA Holdings LLC purchased common stock in the Transactions. The agreement called for these options to vest ratably over a five-year period, or upon completion of an initial public offering, full vesting with contractual restrictions on transfer for a period of up to 18 months following completion of the offering. The options vested with the initial public offering in January 2000, and the restriction period ended August, 2001.

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

        A summary of the Company's stock option activity, and related information for the years ended December 31, 2001 and 2000 and for the period January 25, 1999 through December 31, 1999 follows:

	Options	Weighted-Average Exercise Price
Balance, January 25, 1999	—	$—
Granted	6,576,460	4.55
Exercised	—	—
Forfeited	(7,260)	4.55

Balance, December 31, 1999	6,569,200	$4.55

Granted	1,059,700	11.92
Exercised	(398,138)	4.55
Forfeited	(26,560)	6.88

Balance, December 31, 2000	7,204,202	$5.62

Granted	953,350	15.45
Exercised	(1,662,475)	4.59
Forfeited	(16,634)	11.18

Balance, December 31, 2001	6,478,443	$7.31

        The following table summarizes information for options outstanding and exercisable at December 31, 2001:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number	Weighted-Avg Remaining Life	Weighted-Avg Exercise Price	Number	Weighted-Avg Exercise Price
$ 4.55	4,505,618	7.50	$4.55	4,505,618	$4.55
$10.44-$15.50	1,972,825	8.67	13.62	285,325	12.00

$ 4.55-$15.50	6,478,443	7.86	$7.31	4,790,943	$4.99

        Black-Scholes option-pricing model assumptions and fair value for these options are shown in the following table:

	Year of Grant
	2001	2000	1999
Actuarial assumptions
Risk-free interest rate (%)	5.67	6.68	6.65
Expected life (years)	5	5	5
Volatility (%)	37.50	39.00	N/A
Dividend yield (%)	0.00	0.00	N/A
Weighted-average fair value ($)	6.52	5.36	1.29

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

        As permitted by SFAS No. 123, "Accounting for Stock-Based Compensation," the Company has elected to account for its stock option plan under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and adopt the disclosure only provisions of SFAS No. 123. Under APB No. 25, no compensation costs are recognized because the number of options is fixed and the option exercise price is equal to the fair market price of the common stock on the date of the grant. Under SFAS No. 123, stock options are valued at the grant date using the Black-Scholes valuation model and compensation costs are recognized ratably over the vesting period. Had compensation costs been determined as prescribed by SFAS No. 123, the Company's net earnings and diluted earnings per common share for the years ended December 31, 2001 and 2000, and the period January 25, 1999 through December 31, 1999, would have been lower by $1.4 million or $0.01 per diluted common share, $5.1 million or $0.05 per diluted common share, and $0.6 million or $0.01 per diluted common share, respectively.

17. SUMMARIZED COMBINED FINANCIAL INFORMATION ABOUT GUARANTOR SUBSIDIARIES

        The following is summarized aggregated financial information for PCA International, Inc., Packaging Credit Company, LLC, Dahlonega Packaging Corporation, Dixie Container Corporation, PCA Hydro, Inc., PCA Tomahawk Corporation and PCA Valdosta Corporation, each of which was a wholly-owned subsidiary of PCA and included in the Company's consolidated financial statements. Each of these subsidiaries fully, unconditionally, jointly and severally guaranteed $550.0 million in senior subordinated notes issued by PCA in connection with the Transactions. Effective January 1, 2000, Dahlonega Packaging Corporation, PCA Tomahawk Corporation and PCA Valdosta Corporation were merged into PCA. Separate financial statements of the guarantor subsidiaries are not presented because, in the opinion of management, such financial statements are not material to investors.

	PCA	Guarantor Subs	Non-Guarantor Subs	Eliminations	Total
(In thousands)
December 31, 2001
Current assets	$260,573	$69,568	$197,066	$(78,990)	$448,217
Non-current assets	1,649,244	114,932	—	(240,613)	1,523,563

Total assets	1,909,817	184,500	197,066	(319,603)	1,971,780
Current liabilities	288,009	2,651	100	(98,865)	191,895
Non-current liabilities	883,799	252	126,000	—	1,010,051

Total liabilities	1,171,808	2,903	126,100	(98,865)	1,201,946

Net assets	$738,009	$181,597	$70,966	$(220,738)	$769,834

December 31, 2000
Current assets	$192,295	$63,501	$207,976	$(60,063)	$403,709
Non-current assets	1,663,269	65,883	—	(190,749)	1,538,403

Total assets	1,855,564	129,384	207,976	(250,812)	1,942,112
Current liabilities	278,581	3,441	1,372	(64,846)	218,548
Non-current liabilities	893,978	162	142,000	—	1,036,140

Total liabilities	1,172,559	3,603	143,372	(64,846)	1,254,688

Net assets	$683,005	$125,781	$64,604	$(185,966)	$687,424

Year ended December 31, 2001
Net sales	$1,784,765	$5,191	$—	$—	$1,789,956
Pre-tax profit	131,731	76,620	19,865	(52,782)	175,434
Net income	79,012	48,482	12,549	(33,625)	106,418
Year ended December 31, 2000
Net sales	$1,921,868	$—	$—	$—	$1,921,868
Pre-tax profit	280,075	3,907	1,630	1,539	287,151
Net income	155,432	3,884	1,630	955	161,901
For the period January 25, 1999 through December 31, 1999
Net sales	$1,273,401	$43,941	$—	$—	$1,317,342
Pre-tax profit	85,025	(389)	—	—	84,636
Net income	40,679	(179)	—	—	40,500

18. QUARTERLY FINANCIAL DATA (UNAUDITED)

	Fiscal Quarter
	First		Second		Third	Fourth	Total
(In thousands, except per share amounts)
2001:
Net sales	$454,666		$466,964		$455,214	$413,112	$1,789,956
Income before interest, taxes, cumulative effect of accounting change and extraordinary item	65,960		69,554		65,364	48,577	249,455
Net income available to common shareholders	27,619		31,259		29,154	18,386	106,418
Basic earnings per share	0.26		0.29		0.27	0.17	1.00
Diluted earnings per share	0.25		0.29		0.27	0.17	0.98
Stock price—high	16.50		16.98		20.70	18.64	20.70
Stock price—low	12.65		12.85		14.75	14.23	12.65
2000:
Net sales	$475,890		$492,372		$487,676	$465,930	$1,921,868
Income before interest, taxes and extraordinary item	72,741		88,537		96,568	146,988	404,834
Net income	25,246		33,278		40,009	63,368	161,901
Net income available to common shareholders	6,609		33,278		40,009	63,368	143,264
Basic earnings per share	0.07		0.31		0.38	0.60	1.37
Diluted earnings per share	0.06		0.31		0.37	0.58	1.33
Stock price—high	12.19		12.75		13.19	16.81	16.81
Stock price—low	9.25		9.88		10.25	10.88	9.25
1999(2):
Net sales	N/A	(1)	$389,277	(1)	$462,910	$465,155	$1,317,342
Income before interest, taxes and extraordinary item	N/A	(1)	45,390	(1)	63,824	83,016	192,230
Net income	N/A	(1)	6,766	(1)	14,167	19,567	40,500
Net income available to common shareholders	N/A	(1)	4,088	(1)	11,036	16,080	31,204
Basic earnings per share	N/A	(1)	0.04	(1)	0.12	0.18	0.34
Diluted earnings per share	N/A	(1)	0.04	(1)	0.11	0.17	0.32

Note: The sum of the quarters may not equal the total of the respective year's earnings per share on either a basic or diluted basis due to changes in the weighted average shares outstanding throughout the year.

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

The Containerboard Group
(a Division of Tenneco Packaging Inc.)
Combined Statement of
Assets, Liabilities and Interdivision Account
As of April 11, 1999
(In thousands)

ASSETS
Current assets:
Cash	$1
Accounts receivable (net of allowance for doubtful accounts of $3,947)	171,710
Receivables from affiliated companies	9,037
Notes receivable	27,933
Inventories	158,233
Prepaid expenses and other current assets	32,950

Total current assets	399,864

Property, plant and equipment, at cost:
Land, timber, timberlands and buildings	701,922
Machinery and equipment	1,864,962
Other, including construction in progress	110,842
Less—Accumulated depreciation and depletion	(757,476)

Property, plant and equipment, net	1,920,250

Intangibles	1,942

Investment	1,388

Other long-term assets	67,645

Total assets	$2,391,089

LIABILITIES AND INTERDIVISION ACCOUNT
Current liabilities:
Accounts payable	$114,050
Payables to Tenneco affiliates	7,652
Current portion of long-term debt	31,841
Accrued liabilities	64,371

Total current liabilities	217,914

Long-term liabilities:
Long-term debt, net of current portion	1,728,625
Deferred taxes	263,936
Other	23,917

Total long-term liabilities	2,016,478

Interdivision account	156,697

Total liabilities and interdivision account	$2,391,089

The accompanying notes to combined financial statements are an integral part of these statements.

The Containerboard Group
(a Division of Tenneco Packaging Inc.)
Combined Statement of Revenues,
Expenses and Interdivision Account
For the Period from January 1, 1999, Through April 11, 1999
(In thousands)

Net sales	$453,207
Cost of sales	(387,508)

Gross profit	65,699
Selling and administrative expenses	(30,584)
Impairment loss	(230,112)
Other expense, net	(2,207)
Corporate allocations	(14,890)

Loss before interest, income taxes and extraordinary loss	(212,094)
Interest expense, net	(221)

Loss before income taxes and extraordinary loss	(212,315)
Benefit for income taxes	83,716
Extraordinary loss, net of income tax	(6,327)

Net loss	(134,926)

Interdivision account, beginning of period	908,392
Interdivision account activity, net	(616,769)

Interdivision account, end of period	$156,697

Basic and diluted earnings per share (unaudited):
Loss before extraordinary item	$(1.36)
Extraordinary item	(.07)

Net loss per common share	$(1.43)

Weighted average common shares outstanding	94,600

The accompanying notes to combined financial statements are an integral part of these statements.

The Containerboard Group
(a Division of Tenneco Packaging Inc.)
Combined Statement of Cash Flows
For the Period from January 1, 1999, Through April 11, 1999
(In thousands)

Cash flows from operating activities:
Net loss	$(134,926)

Adjustments to reconcile net loss to net cash provided by operating activities—
Depreciation, depletion and amortization	30,905
Extraordinary loss—early debt extinguishment	6,327
Loss on sale of assets	230,112
Amortization of deferred gain	(493)
Increase in deferred income taxes	9,782
Undistributed earnings of affiliated companies	(106)
Increase in other noncurrent reserves	56

Total charges to net income not involving cash	276,583

Changes in noncash components of working capital—
Working capital transactions, excluding transactions with Tenneco and working capital from acquired businesses—
Decrease (increase) in current assets—
Accounts and notes receivable	(8,183)
Inventories, net	(7,514)
Prepaid expenses and other current assets	4,201
(Decrease) increase in current liabilities—
Accounts payable	26,996
Accrued liabilities	(3,508)

Net decrease in noncash components of working capital	11,992

Net cash provided by operating activities	153,649

Cash flows from investing activities:
Additions to property, plant and equipment	(1,128,255)
Other long-term assets	2,284
Proceeds from disposals	825
Other transactions, net	4,001

Net cash used for investing activities	(1,121,145)

Cash flows from financing activities:
Proceeds from long-term debt issued	1,760,000
Payments on long-term debt	(27,550)
Decrease in interdivision account	(616,769)
Working capital transactions with Tenneco and affiliated companies—
Decrease in receivables from affiliated companies	1,353
Decrease in factored receivables	(150,099)
Increase in accounts payable to affiliated companies	561

Net cash provided by financing activities	967,496

Net change in cash
Cash, beginning of period	1

Cash, end of period	$1

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

        Depreciation is computed on the straight-line basis over the estimated useful lives of the related assets. The following useful lives are used for the various categories of assets:

Buildings and land improvements	5 to 40 years
Machinery and equipment	3 to 25 years
Trucks and automobiles	3 to 10 years
Furniture and fixtures	3 to 20 years
Computers and software	3 to 7 years
Leasehold improvements	Period of the lease

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

4. LONG-TERM DEBT

As of April 11, 1999
(In thousands)
Senior subordinated notes, interest at 9.625%, payable semiannually, due in 2009	$550,000
Senior credit facility—
Term loan A, interest at LIBOR plus 2.75%, due in varying quarterly installments through 2005	460,000
Term loan B, interest at LIBOR plus 3.25%, due in varying quarterly installments through 2007	375,000
Term loan C, interest at LIBOR plus 3.50%, due in varying quarterly installments through 2008	375,000
Other obligations	466

Total	1,760,466
Less—Current portion	31,841

Total long-term debt	$1,728,625

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

        Actuarially allocated net pension cost for the Group's defined benefit plans, excluding the Retirement Plan, consists of the following components for the year ended December 31, 1998 (in thousands):

Service cost—benefits earned during the year	$3,112
Interest cost on projected benefit obligations	6,990
Expected return on plan assets	(11,312)
Amortization of—
Transition liability	(164)
Unrecognized loss	—
Prior service cost	908

Net pension income	$(466)

        The funded status of the Group's allocation of defined benefit plans, excluding the Retirement Plan, reconciles with amounts recognized in the 1998 statements of assets and liabilities and interdivision account as follows (in thousands):

Actuarial present value at September 30, 1998—
Vested benefit obligation	$(98,512)
Accumulated benefit obligation	(108,716)

Projected benefit obligation	$(108,716)
Plan assets at fair value at September 30, 1998	146,579
Unrecognized transition liability	(1,092)
Unrecognized net gain	(14,623)
Unrecognized prior service cost	13,455

Prepaid pension cost at December 31, 1998	$35,603

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

        The obligation of the plans, related to hourly employees, reconciles with amounts recognized in the combined statements of assets, liabilities and interdivision account at December 31, 1998, and April 11, 1999, as follows (in thousands):

Actuarial present value at September 30—
Accumulated postretirement benefit obligation—
Retirees and beneficiaries	$(8,401)
Fully eligible active plan participants	(3,582)
Other active plan participants	(2,950)

Total	(14,933)
Plan assets at fair value at September 30	—
Funded status	(14,933)
Claims paid during the fourth quarter	473
Unrecognized prior service cost	—
Unrecognized net gain	(1,764)

Accrued postretirement benefit cost at December 31	$(16,224)

        The net periodic postretirement benefit costs as determined by actuaries for hourly employees for 1998 consist of the following components (in thousands):

Service cost	$159
Interest cost	1,024
Amortization of net (gain) loss	(138)
Amortization of prior service cost	(293)

Net periodic postretirement benefit cost	$752

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

        The discount rate (which is based on long-term market rates) used in determining the accumulated postretirement benefit obligation was 7% for 1998.

7. INVENTORIES

        The components of inventories as of April 11, 1999, are as follows (in thousands):

Raw materials	$87,159
Work in process and finished goods	22,419
Materials and supplies	48,655

$158,233

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

        The following table reflects components of this charge (in thousands):

Component	Balance, December 31, 1998	Interim Activity	Balance April 11, 1999
Cash charges—
Severance	$4,283	$1,290	$2,993
Facility exit costs and other	3,447	748	2,699

Total cash charges	7,730	2,038	5,692
Noncash charges—
Asset impairments	1,596	1,510	86

	$9,326	$3,548	$5,778

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

        The impairment charge of $230.1 million has been allocated to the following financial statement line items (in thousands):

Intangibles	$46,206
Machinery and equipment	183,906

Total	$230,112

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

        Following is an analysis of the components of combined income tax benefit through April 11, 1999 (in thousands):

Current—
U.S.	$82,867
State and local	10,630

93,497

Deferred—
U.S.	(8,670)
State and local	(1,111)

(9,781)

Income tax benefit	$83,716

        The primary difference between income taxes computed at the statutory U.S. federal income tax rate and the income tax benefit in the combined statement of revenues, expenses and interdivision account is due to the effect of state income taxes.

        The components of the deferred tax assets (liabilities) at April 11, 1999, were as follows (in thousands):

Current deferred taxes—
Accrued liabilities	$10,232
Employee benefits and compensation	(6,314)
Reserve for doubtful accounts	1,148
Inventory	829
Pensions and postretirement benefits	(3,154)
State deferred tax	10,695
Other	(75)

Total current deferred taxes	13,361

Noncurrent deferred taxes—
Pension and postretirement benefits	13,945
Excess of financial reporting over tax basis in plant and equipment	(302,029)
Accrued liabilities	1,130
Capital leases	9,333
Other	13,685

Total noncurrent deferred taxes	(263,936)

Net deferred tax liabilities	$(250,575)

11. ASSETS, LIABILITIES AND OTHER EXPENSE, NET DETAIL

  Prepaid Expenses and Other Current Assets

        The components of prepaid expenses and other current assets include (in thousands):

Prepaid stumpage	$13,877
Deferred taxes	13,361
Prepaid professional services	2,392
Other	3,320

Total	$32,950

  Other Long-Term Assets

        The components of the other long-term assets include (in thousands):

Prepaid pension cost	$41,965
Deferred software	12,556
Timberland rights	11,739
Other	1,385

Total	$67,645

  Accrued Liabilities

        The components of accrued liabilities include (in thousands):

Accrued payroll, vacation and taxes	$29,608
Accrued insurance	11,618
Accrued volume discounts and rebates	5,414
Restructuring	5,778
Current portion of accrued postretirement benefit cost	1,460
Shutdown reserve	988
Other	9,505

Total	$64,371

  Other Long-Term Liabilities

        The components of the other long-term liabilities include (in thousands):

Accrued postretirement benefit cost	$14,764
Environmental liabilities	7,034
Other	2,119

Total	$23,917

  Other Expense, Net

        The components of other expense, net include (in thousands):

Discount on sale of factored receivables	$(2,369)
Other	162

Total	$(2,207)

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

(In thousands)
Remainder of 1999	$7,606
2000	7,583
2001	4,891
2002	3,054
2003	1,415
Thereafter	1,178

Total	$25,727

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

QuickLinks

Documents Incorporated by Reference
INDEX
PART I
  Item 1. BUSINESS
  Item 2. PROPERTIES
  Item 3. LEGAL PROCEEDINGS
  Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  Item 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS
  Item 6. SELECTED FINANCIAL DATA
  Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  Item 7A. QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
PART III
  Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  Item 11. EXECUTIVE COMPENSATION
  Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
PART IV
  Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
SIGNATURES
INDEX TO FINANCIAL STATEMENTS
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
Packaging Corporation of America Notes to Consolidated Financial Statements December 31, 2001
The Containerboard Group (a Division of Tenneco Packaging Inc.) Notes to Combined Financial Statements April 11, 1999