Form 10-Q
period 2002-03-31
PACKAGING CORP OF AMERICA
filed 2002-05-15
CIK 75677

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission file number 1-15399

PACKAGING CORPORATION OF AMERICA
(Exact Name of Registrant as Specified in its Charter)

Delaware (State or other Jurisdiction of Incorporation or Organization)	36-4277050 (IRS Employer Identification No.)
1900 West Field Court Lake Forest, Illinois (Address of Principal Executive Offices)	60045 (Zip Code)

(847) 482-3000
(Registrant's telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

        As of May 9, 2002, the Registrant had outstanding 105,581,993 shares of common stock, par value $0.01 per share.

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

Packaging Corporation of America
Condensed Consolidated Balance Sheets

	March 31, 2002	December 31, 2001
	(unaudited)
(In thousands, except share and per share amounts)
Assets
Current assets:
Cash and cash equivalents	$77,418	$82,465
Accounts and notes receivable, net of allowance for doubtful accounts of $4,867 and $5,232 as of March 31, 2002 and December 31, 2001, respectively	188,396	170,175
Inventories	160,389	170,173
Prepaid expenses and other current assets	18,174	12,058
Deferred income taxes	14,987	13,346

Total current assets	459,364	448,217
Property, plant and equipment, net	1,440,268	1,451,224
Intangible assets, net of accumulated amortization of $1,731 and $1,647 as of March 31, 2002 and December 31, 2001, respectively	4,097	4,037
Other long-term assets	64,950	68,302

Total assets	$1,968,679	$1,971,780

Liabilities and shareholders' equity
Current liabilities:
Current portion of long-term debt	$81	$54
Accounts payable	96,225	93,873
Accrued interest	26,932	13,590
Accrued liabilities	67,013	84,378

Total current liabilities	190,251	191,895
Long-term liabilities:
Long-term debt	777,170	795,163
Deferred income taxes	204,296	194,452
Other liabilities	19,957	20,436

Total long-term liabilities	1,001,423	1,010,051
Shareholders' equity:
Common stock (par value $.01 per share, 300,000,000 shares authorized, 105,437,718 shares and 105,570,203 shares issued as of March 31, 2002 and December 31, 2001, respectively)	1,054	1,056
Additional paid in capital	486,792	490,915
Retained earnings	290,512	280,886
Accumulated other comprehensive loss	(1,353)	(2,967)
Common stock held in treasury, at cost (3,000 shares at December 31, 2001)	—	(56)

Total shareholders' equity	777,005	769,834

Total liabilities and shareholders' equity	$1,968,679	$1,971,780

See notes to condensed consolidated financial statements.

Packaging Corporation of America
Condensed Consolidated Statements of Income
(unaudited)

	Three Months Ended March 31,
	2002	2001
(In thousands, except per share amounts)
Net sales	$414,706	$454,666
Cost of sales	(340,294)	(347,488)

Gross profit	74,412	107,178
Selling and administrative expenses	(31,972)	(30,642)
Other income (expense), net	470	(219)
Corporate overhead	(9,740)	(10,357)

Income before interest, taxes and cumulative effect of accounting change	33,170	65,960
Interest expense, net	(17,186)	(19,562)

Income before taxes and cumulative effect of accounting change	15,984	46,398
Provision for income taxes	(6,358)	(18,284)

Income before cumulative effect of accounting change	9,626	28,114
Cumulative effect of accounting change, net of tax	—	(495)

Net income	$9,626	$27,619

Weighted average common shares outstanding:
Basic	105,476	106,414
Diluted	107,760	108,959
Basic earnings per common share:
Income before cumulative effect of accounting change	$0.09	$0.26
Cumulative effect of accounting change	—	—

Net income per common share	$0.09	$0.26

Diluted earnings per common share:
Income before cumulative effect of accounting change	$0.09	$0.25
Cumulative effect of accounting change	—	—

Net income per common share	$0.09	$0.25

See notes to condensed consolidated financial statements.

Packaging Corporation of America
Condensed Consolidated Statements of Cash Flow
(unaudited)

	Three Months Ended March 31,
	2002	2001
(In thousands)
Cash Flows from Operating Activities:
Net income	$9,626	$27,619

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	36,851	34,221
Amortization of financing costs	1,164	1,222
Cumulative effect of accounting change	—	495
Increase in deferred income taxes	8,203	16,234
Gain on disposal of property, plant and equipment	(497)	(587)
Tax benefit associated with stock option exercises	1,327	—
Other, net	2,093	418
Changes in components of working capital:
(Increase) decrease in current assets—
Accounts receivable	(18,268)	12,015
Inventories	9,784	6,453
Prepaid expenses and other	(6,029)	(5,618)
Increase (decrease) in current liabilities—
Accounts payable	2,352	(13,505)
Accrued liabilities	(3,427)	(10,542)

Net cash provided by operating activities	43,179	68,425

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(26,158)	(20,049)
Additions to other long term assets	(1,547)	(1,346)
Proceeds from disposals of property, plant and equipment	2,573	878
Other, net	277	177

Net cash used for investing activities	(24,855)	(20,340)

Cash Flows from Financing Activities:
Payments on long-term debt	(17,976)	(11,169)
Repurchases of common stock	(6,754)	—
Issuance of common stock upon exercise of stock options	1,359	1,463

Net cash used for financing activities	(23,371)	(9,706)

Net increase (decrease) in cash	(5,047)	38,379
Cash and cash equivalents, beginning of period	82,465	7,892

Cash and cash equivalents, end of period	$77,418	$46,271

See notes to condensed consolidated financial statements.

Packaging Corporation of America

Notes to Condensed Consolidated Financial Statements

(unaudited)
March 31, 2002

1.    Basis of Presentation

        The consolidated financial statements as of March 31, 2002 and 2001 of Packaging Corporation of America ("PCA" or the "Company") are unaudited but include all adjustments (consisting only of normal recurring adjustments) that management considers necessary for a fair presentation of such financial statements. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with Article 10 of SEC Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. Operating results during the period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the period ending December 31, 2002.

2.    Summary of Accounting Policies

Basis of Consolidation

        The accompanying condensed consolidated financial statements of PCA include all majority-owned subsidiaries. All significant intercompany transactions have been eliminated. The Company has one joint venture that is carried under the equity method.

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

New Accounting Pronouncements

        Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." Under the new rules, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives. Application of the provisions of the Statements did not have a material impact on the Company's consolidated financial position or results of operations. No goodwill amortization was incurred during the year ended December 31, 2001. On March 31, 2002, the Company had only $1.8 million of goodwill and $2.3 million of other intangible assets.

        Effective January 1, 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations" for a disposal of a segment of a business. The adoption of SFAS No. 144 on January 1, 2002, did not have a material impact on the Company's consolidated financial position or results of operations.

        In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which is effective for fiscal years beginning after June 15, 2002. The Statement requires legal obligations associated with the retirement of long-lived assets to be recognized at their fair value at the time that the obligations are incurred. Upon initial recognition of a liability, that cost should be capitalized as part of the related long-lived asset and allocated to expense over the useful life of the asset. The Company will adopt the new rules on asset retirement obligations on January 1, 2003. The adoption of the Statement is not expected to have a material impact on the Company's financial statements.

Revenue Recognition

        The Company recognizes revenue as title to the products is transferred to customers. Shipping and handling costs are included in cost of sales. Shipping and handling billings to a customer in a sales transaction are included in revenue.

Comprehensive Income

        For the three months ended March 31, 2002 and 2001, total comprehensive income was $1.6 million greater and $0.9 million less than net income due to changes in the fair value of derivatives, respectively.

Reclassifications

        Prior year's financial statements have been reclassified where appropriate to conform with current year presentation.

3.    Earnings Per Share

        The following table sets forth the computation of basic and diluted income per common share for the periods presented.

	Three Months Ended March 31,
	2002	2001
(In thousands, except per share data)
Numerator:
Net income	$9,626	$27,619
Denominator:
Basic common shares outstanding	105,476	106,414
Effect of dilutive securities:
Stock options	2,284	2,545

Dilutive common shares outstanding	107,760	108,959
Basic income per common share	$0.09	$0.26
Diluted income per common share	$0.09	$0.25

4.    Inventories

        The components of inventories are as follows:

	March 31, 2002	December 31, 2001
		(audited)
(In thousands)
Raw materials	$78,202	$82,540
Work in progress	5,796	5,989
Finished goods	46,233	46,942
Supplies and materials	57,566	58,118

Inventories at FIFO cost	187,797	193,589
Excess of FIFO over LIFO cost	(27,408)	(23,416)

Inventory, net	$160,389	$170,173

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

5.    Shareholders' Equity

        On May 16, 2001, the Company announced a $100.0 million common stock repurchase program. PCA currently expects to continue to repurchase the shares from time to time. Through March 31, 2002, the Company repurchased 2,708,300 shares of common stock, of which 385,100 shares were repurchased during the first quarter of 2002, for approximately $45.1 million. The shares were retired prior to March 31, 2002.

6.    Summarized Combined Financial Information about Guarantor Subsidiaries

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

	PCA	Guarantor Subs	Non-Guarantor Sub	Eliminations	Total
(In thousands)
March 31, 2002
Current assets	$300,555	$71,755	$177,711	$(90,657)	$459,364
Non-current assets	1,634,846	123,405	—	(248,936)	1,509,315

Total assets	1,935,401	195,160	177,711	(339,593)	1,968,679
Current liabilities	306,576	2,945	177	(119,447)	190,251
Non-current liabilities	888,161	262	113,000	—	1,001,423

Total liabilities	1,194,737	3,207	113,177	(119,447)	1,191,674

Net assets	$740,664	$191,953	$64,534	$(220,146)	$777,005

December 31, 2001
Current assets	$274,300	$62,264	$190,643	$(78,990)	$448,217
Non-current assets	1,649,244	114,932	—	(240,613)	1,523,563

Total assets	1,923,544	177,196	190,643	(319,603)	1,971,780
Current liabilities	288,009	2,651	100	(98,865)	191,895
Non-current liabilities	883,799	252	126,000	—	1,010,051

Total liabilities	1,171,808	2,903	126,100	(98,865)	1,201,946

Net assets	$751,736	$174,293	$64,543	$(220,738)	$769,834

Three months ended March 31, 2002
Net sales	$412,964	$1,742	$—	$—	$414,706
Pre-tax profit	8,566	28,533	(756)	(20,359)	15,984
Net income	5,111	17,658	(756)	(12,387)	9,626
Three months ended March 31, 2001
Net sales	$454,666	$—	$—	$—	$454,666
Pre-tax profit	40,775	13,111	1,970	(9,458)	46,398
Net income	24,116	7,425	1,970	(5,892)	27,619

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001

Net Sales

        Net sales decreased by $40.0 million, or 8.8%, for the three months ended March 31, 2002 from the comparable period in 2001. The decrease was primarily the result of decreased sales prices of containerboard and corrugated products.

        Total corrugated products volume decreased 0.7% for the three months ended March 31, 2002 from the comparable period in 2001. This decrease was due to the fact that the first quarter of 2002 had two less workdays, those days not falling on a weekend or holiday, than the first quarter of 2001. On a comparable shipments-per-workday basis, corrugated products volume was up 2.5% from the first quarter of 2001. Containerboard volume to external domestic and export customers increased 1.8%.

        According to Pulp & Paper Week, average linerboard and semi-chemical medium prices for 42 lb. Liner-East and 26 lb. Medium-East, which are representative benchmark grades, were $417 and $373, respectively, per ton for the three months ended March 31, 2002. This compares to $460 and $425, respectively, per ton for the three months ended March 31, 2001.

Income Before Interest Expense and Taxes

        Operating income decreased by $32.8 million, or 49.7%, for the three months ended March 31, 2002 compared to the three months ended March 31, 2001. The decrease in operating income was primarily attributable to the lower sales prices described above.

        Gross profit decreased $32.8 million, or 30.6%, for the three months ended March 31, 2002 from the comparable period in 2001. Gross profit as a percentage of sales declined from 23.6% of sales to 17.9% of sales in the current quarter due to the lower sales prices described above.

        Selling and administrative expenses increased $1.3 million, or 4.3%, for the three months ended March 31, 2002 compared to the three months ended March 31, 2001. The increase was primarily the result of increased salary and other general selling related expenses.

        Corporate overhead for the three months ended March 31, 2002 decreased by $0.6 million, or 6.0%, from the comparable period in 2001. The decrease was primarily due to lower bank service fees and reduced professional fees paid to third parties related to tax, legal and investor relations matters.

Interest Expense and Income Taxes

        Interest expense decreased by $2.4 million, or 12.1%, for the three months ended March 31, 2002 from the three months ended March 31, 2001, primarily as a result of voluntary prepayments PCA made in 2001 and during the first quarter of 2002 on the term loans under its senior credit facility.

        PCA's effective tax rate was 39.8% for the three months ended March 31, 2002 and 39.4% for the comparable period in 2001. The tax rate is higher than the federal statutory rate of 35% due to state income taxes.

Liquidity and Capital Resources

        Cash flow provided by operating activities decreased $25.2 million, or 36.9%, for the three months ended March 31, 2002 from the comparable period in 2001. The decrease was primarily due to decreases in net income and deferred income taxes offset by an increase in working capital.

        Net cash used for investing activities increased $4.5 million, or 22.2%, for the three months ended March 31, 2002 compared to the three months ended March 31, 2001, primarily as a result of increased additions to property, plant and equipment.

        Net cash used for financing activities increased $13.7 million, or 140.8%, for the three months ended March 31, 2002 from the comparable period in 2001. The increase was primarily attributable to increased debt prepayments and expenditures to repurchase PCA common stock.

        The following table provides the outstanding balance and the weighted average interest rate as of March 31, 2002 for each of PCA's outstanding term loans, revolving credit facility and receivables credit facility:

	Balance at March 31, 2002	Weighted Average Interest Rate
Borrowing Arrangement (in thousands)
Term Loan A	$78,815	6.22%
Term Loan B	35,185	6.72%
Senior Revolving Credit Facility:
Revolver—Eurodollar	—	N/A
Revolver—Base Rate	—	N/A
Receivables Credit Facility	113,000	4.26%

Total	$227,000	5.32%

        In addition to the term loans and other borrowing arrangements noted above, PCA has $550 million of 9 5/8% senior subordinated notes due 2009.

        The borrowings under the senior revolving credit facility are available to fund PCA's working capital requirements, capital expenditures and other general corporate purposes. The senior revolving credit facility will terminate in 2006. The Term Loan A must be repaid in quarterly installments from March 2004 through June 2006. The Term Loan B must be repaid in quarterly installments from June 2004 through June 2007. The receivables credit facility will terminate in November 2003. As of March 31, 2002, PCA had $150.0 million in availability and no borrowings outstanding under the senior revolving credit facility. Under the receivables credit facility, PCA had $37.0 million in availability and $113.0 million outstanding as of March 31, 2002.

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

        PCA estimates that it will make approximately $105.0 million in capital expenditures in 2002. These expenditures will be used primarily for maintenance capital, cost reduction, business growth, and environmental compliance. As of March 31, 2002, PCA had spent $26.2 million for capital expenditures and had committed to spend an additional $37.8 million.

        PCA believes that cash generated from operations will be adequate to meet its anticipated debt service requirements, capital expenditures and working capital needs for the next 12 months, and that cash generated from operations and amounts available under the senior revolving credit facility will be adequate to meet its anticipated debt service requirements, capital expenditures and working capital needs for the foreseeable future. PCA's future operating performance and its ability to service or refinance the notes, to service, extend or refinance the credit facilities and to pay cash dividends, will be subject to future economic conditions and to financial, business and other factors, many of which are beyond PCA's control.

Market Risk and Risk Management Policies

        PCA currently has interest rate collar agreements that protect against rising interest rates and simultaneously guarantee a minimum interest rate. The notional amount of these collar agreements was $175.0 million as of March 31, 2002. The weighted average floor of the interest rate collar agreements is 5.02% and the weighted average ceiling of the interest rate collar agreements is 6.85%. The interest rate on approximately 77% of PCA's variable-rate debt as of March 31, 2002 was capped. PCA receives payments under the collar agreements if the applicable interest rate (LIBOR or commercial paper) exceeds the ceiling. Correspondingly, PCA makes payments under the collar agreements if the applicable interest rate drops below the floor. In both cases, the amounts received or paid are based upon the notional amount and the difference between the actual interest rate and the ceiling or floor rate. The weighted average duration of the interest rate collar agreements is approximately 13 months.

        As a result of the collar agreements noted above and the interest rate environment, a one percent increase in interest rates would result in an increase in interest expense and a corresponding decrease in income before taxes of approximately $0.5 million annually. As of March 31, 2002, the weighted average LIBOR rate was 2.05% and the weighted average commercial paper rate was 1.87%. The effect of an interest rate change to the fair market value of the outstanding debt is insignificant. This analysis does not consider any other impact on fair value that could exist in such an interest rate environment. In the event of a change in interest rates, management could take actions to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in PCA's financial structure.

Environmental Matters

        PCA is subject to, and must comply with, a variety of federal, state and local environmental laws, particularly those relating to air and water quality, waste disposal and the cleanup of contaminated soil and groundwater. Because environmental regulations are constantly evolving, PCA has incurred, and will continue to incur, costs to maintain compliance with those laws. In particular, the United States Environmental Protection Agency recently finalized the Cluster Rules, which govern pulp and paper mill operations, including those at our Counce, Filer City, Valdosta and Tomahawk mills. Over the next several years, the Cluster Rules will affect PCA's allowable discharges of air and water pollutants, and require PCA to spend money to ensure compliance with those new rules.

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

        We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements. For a detailed discussion on the application of these and other accounting policies, see Note 2 to our audited consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2001.

Accounts Receivable

        We evaluate the collectibility of our accounts receivable based upon a combination of factors. In circumstances where we are aware of a specific customer's inability to meet its financial obligations to us (e.g., bankruptcy filings, substantial downgrading of credit sources), we record a specific reserve for bad debts against amounts due to reduce the net recognized receivable to the amount we reasonably believe will be collected. For all other customers, we recognize reserves for bad debts based on the length of time the receivables are past due ranging from 0.1% for current amounts to 20% for amounts more than 90 days past due based on our historical experience. If collection experience deteriorates (i.e., higher than expected defaults or an unexpected material adverse change in a major customer's ability to meet its financial obligations to us), our estimates of the recoverability of amounts due us could be reduced by a material amount.

Inventory

        We record our inventory at the lower of LIFO cost or market. The estimated market value is based on assumptions for future demand and related pricing. If actual market conditions are less favorable than those projected by management, reductions in the value of inventory may be required.

Derivatives

        We hold derivative financial instruments to hedge our interest rate risk associated with our variable rate long-term debt. These derivatives qualify for hedge accounting as discussed in Note 2 to our audited consolidated financial statements included in our most recent annual report on Form 10-K. We do not speculate in derivatives trading. Hedge accounting results when we designate and document the hedging relationships involving these derivative instruments. While we intend to continue to meet the conditions for hedge accounting, if hedges do not qualify as highly effective or if we did not believe that forecasted transactions would occur, the changes in the fair value of the derivatives used as hedges would be reflected in earnings.

        To hedge interest rate risk, interest rate collars are used to protect against rising interest rates and simultaneously guarantee minimum interest rates related to our variable rate debt. These instruments are valued using the market standard methodology of netting the discounted future cash receipts and cash payments. The cash receipts and cash payments are based on an expectation of future interest rates derived from observed market interest rate curves. We have not changed our methods of calculating these fair values or developing the underlying assumptions. The values of these derivatives will change over time as cash receipts and payments are made and as market conditions change. Information about the fair values, notional amounts, and contractual terms of these instruments can be found in Notes 6 and 7 to our audited consolidated financial statements included in our most recent annual report on Form 10-K and the section titled "Quantitative and Qualitative Disclosures About Market Risk" included elsewhere in this report.

        In addition to the above derivative financial instruments, we have other contracts covering a portion of our purchases of natural gas and electricity that have the characteristics of derivatives but are not required to be accounted for as derivatives. These contracts for the physical delivery of these items qualify for the normal purchases exception under SFAS No. 133 as we take physical delivery of the item and use it in the production process. This exception is an election and, if not elected, these contracts would be carried in the balance sheet at fair value with changes in fair value reflected in income. These contracts cover natural gas and electricity usage at our mills through 2004.

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

        In connection with the sale to PCA of the containerboard and corrugated products business of Pactiv Corporation in April 1999, Pactiv agreed to retain all liability for all former facilities and all sites associated with offsite waste disposal prior to April 12, 1999. Pactiv also retained environmental liability for a closed landfill located near the Filer City mill.

Debt Covenants

        Our senior credit facility requires us to maintain minimum debt service, minimum net worth, and maximum leverage ratios as discussed in Note 6 to our audited consolidated financial statements included in our most recent annual report on Form 10-K. As of March 31, 2002, we were in compliance with these covenants. A failure to comply with the restrictions contained in the senior credit facility could lead to an event of default, which could result in an acceleration of such indebtedness. Due to cross-default provisions contained in the notes indenture and the receivables credit facility, all of our debt would become due in full if any of our debt is in default. Given our results of our operations for the three months ended March 31, 2002 and our projections for future operating results, defaulting on our debt covenants is unlikely absent any material negative event affecting the U.S. economy as a whole. We also believe our lenders would provide us waivers if necessary. However, our expectations of future operating results and continued compliance with our debt covenants cannot be assured and we cannot control our lenders. If our projections of future operating results are not achieved and our debt is placed in default, we would experience a material adverse impact on our reported financial position and results of operations.

Revenue Recognition

        We recognize revenue as title to the products is transferred to customers.

Impairment of Long-Lived Assets

        Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. In the event that facts and circumstances indicate that the carrying amount of any long-lived assets may be impaired, an evaluation of recoverability would be performed. If an evaluation were required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset's carrying amount to determine if a write-down to discounted cash flows was required.

Forward-Looking Statements

        Some of the statements in this Quarterly Report on Form 10-Q are forward-looking statements. Forward-looking statements include statements about our future financial condition, our industry and our business strategy. Statements that contain words such as "anticipate", "believe", "expect", "intend", "estimate", "hope" or similar expressions, are forward-looking statements. These forward-looking statements are based on the current expectations of PCA. Because forward-looking statements involve inherent risks and uncertainties, the plans, actions and actual results of PCA could differ materially. Among the factors that could cause plans, actions and results to differ materially from PCA's current expectations are those identified under the caption "Risk Factors" in PCA's Registration Statements on Form S-4 and Form S-1, each filed with the Securities and Exchange Commission and available at the SEC's website at "www.sec.gov".

Item 3.    Quantitative and Qualitative Disclosures about Market Risk.

        For a discussion of market risks related to PCA, see Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Market Risk and Risk Management Policies" in this Quarterly Report on Form 10-Q.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings.

        On May 14, 1999, PCA was named as a defendant in a Consolidated Class Action Complaint which alleged a civil violation of Section 1 of the Sherman Act. The suit, captioned Winoff Industries, Inc. v. Stone Container Corporation, MDL No. 1261 (E.D. Pa.), names PCA as a defendant based solely on the allegation that PCA is a successor to the interests of Tenneco Packaging Inc. and Tenneco Inc., both of which were also named as defendants in the suit, along with nine other linerboard manufacturers. The complaint alleges that the defendants, during the period from October 1, 1993 through November 30, 1995, conspired to limit the supply of linerboard, and that the purpose and effect of the alleged conspiracy was artificially to increase prices of corrugated containers. The plaintiffs have moved to certify a class of all persons in the United States who purchased corrugated containers directly from any defendant during the above period, and seek treble damages and attorneys' fees on behalf of the purported class. The Court granted plaintiffs' motion on September 4, 2001, but modified the proposed class to exclude those purchasers whose prices were "not tied to the price of linerboard." The defendants have appealed the Court's class certification decision, and that appeal is currently pending before the Court of Appeals for the Third Circuit. The case is currently set for trial in January 2003. PCA believes that the plaintiffs' allegations have no merit and intends to defend against the suit vigorously. PCA does not believe that the outcome of this litigation should have a material adverse effect on its financial position, results of operations, or cash flow.

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

    None.

Item 3.    Defaults Upon Senior Securities.

    None.

Item 4.    Submission of Matters to a Vote of Security Holders.

    None.

Item 5.    Other Information.

    None.

Item 6.    Exhibits and Reports on Form 8-K.

    (a)
    The following exhibits are included in this Quarterly Report on Form 10-Q:

10.1	Second Amendment, dated as of March 8, 2002, to the Amended and Restated Credit Agreement dated as of June 29, 2000, among PCA, Various Lenders, J.P. Morgan Securities Inc. and Deutsche Bank Securities Inc., as Co-Lead Arrangers and Joint Book Runners, Deutsche Bank Securities Inc., as Syndication Agent, Goldman Sachs Credit Partners L.P., as Documentation Agent, and JPMorgan Chase Bank, as Administrative Agent.
    (b)
    Reports on Form 8-K:

    On January 22, 2002, PCA filed a Current Report on Form 8-K to announce its fourth quarter and full year results for 2001 and to provide earnings guidance for the first quarter 2002. The press release announcing the fourth quarter and full year results was filed under Item 7 of Form 8-K and the first quarter earnings guidance was filed under Item 9 of Form 8-K.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACKAGING CORPORATION OF AMERICA (Registrant)
	By:	/s/ RICHARD B. WEST Senior Vice President, Chief Financial Officer, and Corporate Secretary (Principal Financial Officer and Authorized Officer)
Date: May 15, 2002

QuickLinks

PART I FINANCIAL INFORMATION
  Item 1. Financial Statements.
Packaging Corporation of America Notes to Condensed Consolidated Financial Statements (unaudited) March 31, 2002
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
  Item 3. Quantitative and Qualitative Disclosures about Market Risk.
PART II OTHER INFORMATION
  Item 1. Legal Proceedings.
  Item 2. Changes in Securities and Use of Proceeds.
  Item 3. Defaults Upon Senior Securities.
  Item 4. Submission of Matters to a Vote of Security Holders.
  Item 5. Other Information.
  Item 6. Exhibits and Reports on Form 8-K.
SIGNATURE