Form 10-Q
period 2002-06-30
PACKAGING CORP OF AMERICA
filed 2002-08-13
CIK 75677

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2002

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

        As of August 9, 2002, the Registrant had outstanding 104,630,748 shares of common stock, par value $0.01 per share.

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

Packaging Corporation of America
Condensed Consolidated Balance Sheets

	June 30, 2002	December 31, 2001
	(unaudited)
(In thousands, except share and per share amounts)
Assets
Current assets:
Cash and cash equivalents	$89,432	$82,465
Accounts and notes receivable, net of allowance for doubtful accounts of $6,016 and $5,232 as of June 30, 2002 and December 31, 2001, respectively	205,462	170,175
Inventories	152,797	170,173
Prepaid expenses and other current assets	23,995	12,058
Deferred income taxes	15,466	13,346

Total current assets	487,152	448,217
Property, plant and equipment, net	1,430,088	1,451,224
Intangible assets, net of accumulated amortization of $1,819 and $1,647 as of June 30, 2002 and December 31, 2001, respectively	4,030	4,037
Other long-term assets	63,095	68,302

Total assets	$1,984,365	$1,971,780

Liabilities and shareholders' equity
Current liabilities:
Current portion of long-term debt	$94	$54
Accounts payable	100,201	93,873
Accrued interest	13,841	13,590
Accrued liabilities	72,594	84,378

Total current liabilities	186,730	191,895
Long-term liabilities:
Long-term debt	777,168	795,163
Deferred income taxes	213,949	194,452
Other liabilities	18,331	20,436

Total long-term liabilities	1,009,448	1,010,051
Shareholders' equity:
Common stock (par value $.01 per share, 300,000,000 shares authorized, 105,563,423 shares and 105,570,203 shares issued as of June 30, 2002 and December 31, 2001, respectively)	1,056	1,056
Additional paid in capital	487,160	490,915
Retained earnings	302,107	280,886
Accumulated other comprehensive loss	(2,136)	(2,967)
Common stock held in treasury, at cost (3,000 shares at December 31, 2001)	—	(56)

Total shareholders' equity	788,187	769,834

Total liabilities and shareholders' equity	$1,984,365	$1,971,780

See notes to condensed consolidated financial statements.

Packaging Corporation of America
Condensed Consolidated Statements of Income
(unaudited)

	Three Months Ended June 30,
	2002	2001
(In thousands, except per share amounts)
Net sales	$447,390	$466,964
Cost of sales	(363,700)	(354,783)

Gross profit	83,690	112,181
Selling and administrative expenses	(33,825)	(31,369)
Other expense, net	(2,201)	(492)
Corporate overhead	(11,104)	(10,766)

Income before interest and taxes	36,560	69,554
Interest expense, net	(17,296)	(18,856)

Income before taxes	19,264	50,698
Provision for income taxes	(7,669)	(19,439)

Net income	$11,595	$31,259

Weighted average common shares outstanding:
Basic	105,527	106,583
Diluted	107,810	109,117
Basic earnings per common share:
Net income per common share	$0.11	$0.29

Diluted earnings per common share:
Net income per common share	$0.11	$0.29

See notes to condensed consolidated financial statements.

Packaging Corporation of America
Condensed Consolidated Statements of Income
(unaudited)

	Six Months Ended June 30,
	2002	2001
(In thousands, except per share amounts)
Net sales	$862,096	$921,630
Cost of sales	(703,994)	(702,271)

Gross profit	158,102	219,359
Selling and administrative expenses	(65,797)	(62,011)
Other expense, net	(1,731)	(711)
Corporate overhead	(20,844)	(21,123)

Income before interest, taxes and cumulative effect of accounting change	69,730	135,514
Interest expense, net	(34,482)	(38,418)

Income before taxes and cumulative effect of accounting change	35,248	97,096
Provision for income taxes	(14,027)	(37,723)

Income before cumulative effect of accounting change	21,221	59,373
Cumulative effect of accounting change, net of tax	—	(495)

Net income	$21,221	$58,878

Weighted average common shares outstanding:
Basic	105,502	106,499
Diluted	107,786	109,039
Basic earnings per common share:
Income before cumulative effect of accounting change	$0.20	$0.55
Cumulative effect of accounting change	—	—

Net income per common share	$0.20	$0.55

Diluted earnings per common share:
Income before cumulative effect of accounting change	$0.20	$0.54
Cumulative effect of accounting change	—	—

Net income per common share	$0.20	$0.54

See notes to condensed consolidated financial statements.

Packaging Corporation of America
Condensed Consolidated Statements of Cash Flow
(unaudited)

	Six Months Ended June 30,
	2002	2001
(In thousands)
Cash Flows from Operating Activities:
Net income	$21,221	$58,878

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	74,090	69,651
Amortization of financing costs	2,328	2,442
Cumulative effect of accounting change	—	495
Increase in deferred income taxes	16,842	22,606
Gain on sales of property, plant and equipment	(543)	(801)
Tax benefit associated with employee stock option exercises	2,685	—
Other, net	3,159	1,598
Changes in components of working capital:
(Increase) decrease in current assets—
Accounts receivable	(35,338)	8,664
Inventories	17,376	8,164
Prepaid expenses and other	(11,963)	(8,323)
Increase (decrease) in current liabilities—
Accounts payable	6,320	(14,065)
Accrued liabilities	(13,284)	(23,446)

Net cash provided by operating activities	82,893	125,863

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(52,707)	(58,379)
Additions to other long term assets	(2,298)	(2,098)
Acquisition of business	—	(4,823)
Proceeds from disposals of property, plant and equipment	2,623	878
Other, net	816	591

Net cash used for investing activities	(51,566)	(63,831)

Cash Flows from Financing Activities:
Payments on long-term debt	(17,976)	(53,169)
Repurchases of common stock	(9,109)	(3,465)
Issuance of common stock upon exercise of stock options	2,725	2,399

Net cash used for financing activities	(24,360)	(54,235)

Net increase in cash	6,967	7,797
Cash and cash equivalents, beginning of period	82,465	7,892

Cash and cash equivalents, end of period	$89,432	$15,689

See notes to condensed consolidated financial statements.

Packaging Corporation of America

Notes to Condensed Consolidated Financial Statements

(unaudited)
June 30, 2002

1.    Basis of Presentation

        The consolidated financial statements as of June 30, 2002 and 2001 of Packaging Corporation of America ("PCA" or the "Company") are unaudited but include all adjustments (consisting only of normal recurring adjustments) that management considers necessary for a fair presentation of such financial statements. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with Article 10 of SEC Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. Operating results during the period ended June 30, 2002 are not necessarily indicative of the results that may be expected for the period ending December 31, 2002.

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

Segment Information

        PCA is primarily engaged in one line of business: the manufacture and sale of packaging materials, boxes and containers for industrial and consumer markets. No single customer accounts for more than 10% of total revenues. PCA's operations are primarily located within the United States.

New Accounting Pronouncements

        Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." Under the new rules, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives. Application of the provisions of the Statements did not have a material impact on the Company's consolidated financial position or results of operations. No goodwill amortization was incurred during the year ended December 31, 2001. On June 30, 2002, the Company had $1.8 million of goodwill and $2.2 million of other intangible assets.

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

Comprehensive Income

        For the six months ended June 30, 2002 and 2001, total comprehensive income was $0.8 million greater and $1.3 million less than net income due to changes in the fair value of derivatives, respectively.

Reclassifications

        Prior year's financial statements have been reclassified where appropriate to conform with current year presentation.

3.    Earnings Per Share

        The following table sets forth the computation of basic and diluted income per common share for the periods presented.

	Three Months Ended June 30,
	2002	2001
(In thousands, except per share data)
Numerator:
Net income	$11,595	$31,259
Denominator:
Basic common shares outstanding	105,527	106,583
Effect of dilutive securities:
Stock options	2,283	2,534

Dilutive common shares outstanding	107,810	109,117
Basic income per common share	$0.11	$0.29
Diluted income per common share	$0.11	$0.29
	Six Months Ended June 30,
	2002	2001
(In thousands, except per share data)
Numerator:
Net income	$21,221	$58,878
Denominator:
Basic common shares outstanding	105,502	106,499
Effect of dilutive securities:
Stock options	2,284	2,540

Dilutive common shares outstanding	107,786	109,039
Basic income per common share	$0.20	$0.55
Diluted income per common share	$0.20	$0.54

4.    Inventories

        The components of inventories are as follows:

	June 30, 2002	December 31, 2001
		(audited)
(In thousands)
Raw materials	$64,664	$82,540
Work in progress	5,535	5,989
Finished goods	49,849	46,942
Supplies and materials	58,065	58,118

Inventories at FIFO cost	178,113	193,589
Excess of FIFO over LIFO cost	(25,316)	(23,416)

Inventory, net	$152,797	$170,173

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

5.    Shareholders' Equity

        On May 16, 2001, the Company announced a $100.0 million common stock repurchase program. PCA currently expects to continue to repurchase the shares from time to time. Through June 30, 2002, the Company repurchased 2,828,400 shares of common stock for approximately $47.4 million. Of those repurchased, 385,100 shares and 120,100 shares were repurchased during the first and second quarters, respectively, of 2002, for approximately $9.1 million. The shares were retired prior to June 30, 2002.

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

	PCA	Guarantor Subs	Non-Guarantor Sub	Eliminations	Total
(In thousands)
June 30, 2002
Current assets	$329,787	$73,546	$180,215	$(96,396)	$487,152
Non-current assets	1,622,821	129,812	—	(255,420)	1,497,213

Total assets	1,952,608	203,358	180,215	(351,816)	1,984,365
Current liabilities	310,022	3,320	199	(126,811)	186,730
Non-current liabilities	896,117	331	113,000	—	1,009,448

Total liabilities	1,206,139	3,651	113,199	(126,811)	1,196,178

Net assets	$746,469	$199,707	$67,016	$(225,005)	$788,187

December 31, 2001
Current assets	$260,573	$62,264	$204,370	$(78,990)	$448,217
Non-current assets	1,649,244	114,932	—	(240,613)	1,523,563

Total assets	1,909,817	177,196	204,370	(319,603)	1,971,780
Current liabilities	288,009	2,651	100	(98,865)	191,895
Non-current liabilities	883,799	252	126,000	—	1,010,051

Total liabilities	1,171,808	2,903	126,100	(98,865)	1,201,946

Net assets	$738,009	$174,293	$78,270	$(220,738)	$769,834

Six months ended June 30, 2002
Net sales	$858,266	$3,830	$—	$—	$862,096
Pre-tax profit	18,989	41,799	53	(25,593)	35,248
Net income	11,327	25,413	53	(15,572)	21,221
Six months ended June 30, 2001
Net sales	$920,979	$651	$—	$—	$921,630
Pre-tax profit	82,097	24,840	4,081	(13,922)	97,096
Net income	49,534	13,950	4,081	(8,687)	58,878

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2001

Net Sales

        Net sales decreased by $19.6 million, or 4.2%, for the three months ended June 30, 2002 from the comparable period in 2001. The decrease was primarily the result of decreased sales prices of containerboard and corrugated products.

        Total corrugated products volume increased 4.9% for the three months ended June 30, 2002 from the comparable period in 2001. On a comparable shipments-per-workday basis, corrugated products volume was up 3.3% from the second quarter of 2001. The second quarter of 2002 had one more workday, those days not falling on a weekend or holiday, than the second quarter of 2001. Containerboard volume to external domestic and export customers increased 6.8%.

        According to Pulp & Paper Week, average linerboard and semi-chemical medium prices for 42 lb. Liner-East and 26 lb. Medium-East, which are representative benchmark grades, were $415 and $370, respectively, per ton for the three months ended June 30, 2002. This compares to $452 and $408, respectively, per ton for the three months ended June 30, 2001.

Income Before Interest Expense and Taxes

        Operating income decreased by $33.0 million, or 47.4%, for the three months ended June 30, 2002 compared to the three months ended June 30, 2001. The decrease in operating income was primarily attributable to the lower sales prices described above.

        Gross profit decreased $28.5 million, or 25.4%, for the three months ended June 30, 2002 from the comparable period in 2001. Gross profit as a percentage of sales declined from 24.0% of sales to 18.7% of sales in the current quarter due primarily to the lower sales prices described above.

        Selling and administrative expenses increased $2.5 million, or 7.8%, for the three months ended June 30, 2002 compared to the three months ended June 30, 2001. The increase was primarily the result of increased salary and other general selling related expenses.

        Corporate overhead for the three months ended June 30, 2002 increased by $0.3 million, or 3.1%, from the comparable period in 2001. The increase was primarily due to annual merit salary increases.

Interest Expense and Income Taxes

        Interest expense decreased by $1.6 million, or 8.3%, for the three months ended June 30, 2002 from the three months ended June 30, 2001, primarily as a result of prepayments PCA made in 2001 and during the first quarter of 2002 on the term loans under its senior credit facility and the receivables credit facility.

        PCA's effective tax rate was 39.8% for the three months ended June 30, 2002 and 38.3% for the comparable period in 2001. The tax rate is higher than the federal statutory rate of 35% due to state income taxes.

Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001

Net Sales

        Net sales decreased by $59.5 million, or 6.5%, for the six months ended June 30, 2002 from the comparable period in 2001. The decrease was primarily the result of decreased sales prices of containerboard and corrugated products.

        Total corrugated products volume increased 2.2% for the six months ended June 30, 2002 from the comparable period in 2001. On a comparable shipments-per-workday basis, corrugated products volume was up 3.0% from the first half of 2001. The first half of 2002 had one less workday, those days not falling on a weekend or holiday, than the first half of 2001. Containerboard volume to external domestic and export customers increased 4.3%.

        According to Pulp & Paper Week, average linerboard and semi-chemical medium prices for 42 lb. Liner-East and 26 lb. Medium-East, which are representative benchmark grades, were $416 and $372, respectively, per ton for the six months ended June 30, 2002. This compares to $456 and $417, respectively, per ton for the six months ended June 30, 2001.

Income Before Interest Expense and Taxes

        Operating income decreased by $65.8 million, or 48.5%, for the six months ended June 30, 2002 compared to the six months ended June 30, 2001. The decrease in operating income was primarily attributable to the lower sales prices described above.

        Gross profit decreased $61.3 million, or 27.9%, for the six months ended June 30, 2002 from the comparable period in 2001. Gross margins decreased to 18.3% of sales in the first half of 2002 from 23.8% of sales in the first half of 2001 due primarily to the lower sales prices described above.

        Selling and administrative expenses increased $3.8 million, or 6.1%, for the six months ended June 30, 2002 compared to the six months ended June 30, 2001. The increase was primarily the result of increased salary and other general selling related expenses.

        Corporate overhead for the six months ended June 30, 2002 decreased by $0.3 million, or 1.3%, from the comparable period in 2001. The decrease was primarily due to reduced expenses related to treasury, legal and investor relations matters.

Interest Expense and Income Taxes

        Interest expense decreased by $3.9 million, or 10.2%, for the six months ended June 30, 2002 from the six months ended June 30, 2001, primarily as a result of prepayments PCA made in 2001 and during the first quarter of 2002 on the term loans under its senior credit facility and the receivables credit facility.

        PCA's effective tax rate was 39.8% for the six months ended June 30, 2002 and 38.9% for the comparable period in 2001. The tax rate is higher than the federal statutory rate of 35% due to state income taxes.

Liquidity and Capital Resources

        Cash flow provided by operating activities decreased $43.0 million, or 34.1%, for the six months ended June 30, 2002 from the comparable period in 2001. The decrease was primarily due to decreases in net income and deferred income taxes.

        Net cash used for investing activities decreased $12.3 million, or 19.2%, for the six months ended June 30, 2002 compared to the six months ended June 30, 2001, primarily as a result of decreased additions to property, plant and equipment and one business acquisition in the second quarter of 2001.

        Net cash used for financing activities decreased $29.9 million, or 55.1%, for the six months ended June 30, 2002 from the comparable period in 2001. The decrease was primarily attributable to decreased debt prepayments, partially offset by an increase in expenditures to repurchase PCA common stock.

        The following table provides the outstanding balance and the weighted average interest rate as of June 30, 2002 for each of PCA's outstanding term loans, revolving credit facility and receivables credit facility:

	Balance at June 30, 2002	Weighted Average Interest Rate
Borrowing Arrangement (in thousands)
Term Loan A	$78,815	6.21%
Term Loan B	35,185	6.71%
Senior Revolving Credit Facility:
Revolver—Eurodollar	—	N/A
Revolver—Base Rate	—	N/A
Receivables Credit Facility	113,000	4.25%

Total	$227,000	5.31%

        In addition to the term loans and other borrowing arrangements noted above, PCA has $550 million of 9 5/8% senior subordinated notes due 2009.

        The borrowings under the senior revolving credit facility are available to fund PCA's working capital requirements, capital expenditures and other general corporate purposes. The senior revolving credit facility will terminate in 2006. The Term Loan A must be repaid in quarterly installments from March 2004 through June 2006. The Term Loan B must be repaid in quarterly installments from June 2004 through June 2007. The receivables credit facility will terminate in November 2003. As of June 30, 2002, PCA had $150.0 million in availability and no borrowings outstanding under the senior revolving credit facility. Under the receivables credit facility, PCA had $37.0 million in availability and $113.0 million outstanding as of June 30, 2002.

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

        PCA estimates that it will make approximately $105.0 million in capital expenditures in 2002. These expenditures will be used primarily for maintenance capital, cost reduction, business growth, and environmental compliance. As of June 30, 2002, PCA had spent $52.7 million for capital expenditures and had committed to spend an additional $42.3 million.

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

Market Risk and Risk Management Policies

        PCA currently has interest rate collar agreements that protect against rising interest rates and simultaneously guarantee a minimum interest rate. The notional amount of these collar agreements was $175.0 million as of June 30, 2002. The weighted average floor of the interest rate collar agreements is 5.02% and the weighted average ceiling of the interest rate collar agreements is 6.85%. The interest rate on approximately 77% of PCA's variable-rate debt as of June 30, 2002 was capped. PCA receives payments under the collar agreements if the applicable interest rate (LIBOR or commercial paper) exceeds the ceiling. Correspondingly, PCA makes payments under the collar agreements if the applicable interest rate drops below the floor. In both cases, the amounts received or paid are based upon the notional amount and the difference between the actual interest rate and the ceiling or floor rate. The weighted average duration of the interest rate collar agreements is approximately 10 months.

        As a result of the collar agreements noted above and the interest rate environment, a one percent increase in interest rates would result in an increase in interest expense and a corresponding decrease in income before taxes of approximately $0.5 million annually. As of June 30, 2002, the weighted average LIBOR rate was 1.86% and the weighted average commercial paper rate was 1.86%. The effect of an interest rate change to the fair market value of the outstanding debt is insignificant. This analysis does not consider any other impact on fair value that could exist in such an interest rate environment. In the event of a change in interest rates, management could take actions to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in PCA's financial structure.

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

Accounts Receivable

        We evaluate the collectibility of our accounts receivable based upon a combination of factors. In circumstances where we are aware of a specific customer's inability to meet its financial obligations to us (e.g., bankruptcy filings, substantial downgrading of credit sources), we record a specific reserve for bad debts against amounts due to reduce the net recognized receivable to the amount we reasonably believe will be collected. During the second quarter of 2002, the Company recorded an additional $1.1 million related to customers who entered into bankruptcy proceedings during the second quarter. For all other customers, we recognize reserves for bad debts based on the length of time the receivables are past due ranging from 0.1% for current amounts to 20% for amounts more than 90 days past due based on our historical experience. If collection experience deteriorates (i.e., higher than expected defaults or an unexpected material adverse change in a major customer's ability to meet its financial obligations to us), our estimates of the recoverability of amounts due us could be reduced by a material amount.

Inventory

        We record our inventory at the lower of cost or market. The estimated market value is based on assumptions for future demand and related pricing. If actual market conditions are less favorable than those projected by management, reductions in the value of inventory may be required. Raw materials, work in process and finished goods are valued using the lower of last-in, first-out ("LIFO") cost or market method. Supplies and materials inventories are valued using a moving average cost.

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

Debt Covenants

        Our senior credit facility requires us to maintain minimum debt service, minimum net worth, and maximum leverage ratios as discussed in Note 6 to our audited consolidated financial statements included in our most recent annual report on Form 10-K. As of June 30, 2002, we were in compliance with these covenants. A failure to comply with the restrictions contained in the senior credit facility could lead to an event of default, which could result in an acceleration of such indebtedness. Due to cross-default provisions contained in the notes indenture and the receivables credit facility, all of our debt could become due in full if any of our debt is in default. Given our results of our operations for the six months ended June 30, 2002 and our projections for future operating results, defaulting on our debt covenants is unlikely absent any material negative event affecting the U.S. economy as a whole. We also believe our lenders would provide us waivers if necessary. However, our expectations of future operating results and continued compliance with our debt covenants cannot be assured and we cannot control our lenders. If our projections of future operating results are not achieved and our debt is placed in default, we could experience a material adverse impact on our reported financial position and results of operations.

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

Forward-Looking Statements

        Some of the statements in this Quarterly Report on Form 10-Q are forward-looking statements. Forward-looking statements include statements about our future financial condition, our industry and our business strategy. Statements that contain words such as "anticipate," "believe," "expect," "intend," "estimate," "hope" or similar expressions, are forward-looking statements. These forward-looking statements are based on the current expectations of PCA. Because forward-looking statements involve inherent risks and uncertainties, the plans, actions and actual results of PCA could differ materially. Among the factors that could cause plans, actions and results to differ materially from PCA's current expectations are those identified under the caption "Risk Factors" in PCA's Registration Statements on Form S-4 and Form S-1, each filed with the Securities and Exchange Commission and available at the SEC's website at "www.sec.gov".

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

        None.

Item 3.    Defaults Upon Senior Securities.

        None.

Item 4.    Submission of Matters to a Vote of Security Holders.

        None.

Item 5.    Other Information.

        None.

Item 6.    Exhibits and Reports on Form 8-K.

Exhibit 99.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. §1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACKAGING CORPORATION OF AMERICA (Registrant)
	By:	/s/ PAUL T. STECKO Chairman and Chief Executive Officer (Authorized Officer)
	By:	/s/ RICHARD B. WEST Senior Vice President, Chief Financial Officer, and Corporate Secretary (Principal Financial Officer)
Date: August 13, 2002

QuickLinks

PART I FINANCIAL INFORMATION
  Item 1. Financial Statements.
Packaging Corporation of America Notes to Condensed Consolidated Financial Statements (unaudited) June 30, 2002
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
  Item 3. Quantitative and Qualitative Disclosures about Market Risk.
PART II OTHER INFORMATION
  Item 1. Legal Proceedings.
  Item 2. Changes in Securities and Use of Proceeds.
  Item 3. Defaults Upon Senior Securities.
  Item 4. Submission of Matters to a Vote of Security Holders.
  Item 5. Other Information.
  Item 6. Exhibits and Reports on Form 8-K.
SIGNATURE