Form 10-Q
period 2002-09-30
PACKAGING CORP OF AMERICA
filed 2002-11-14
CIK 75677

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2002

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

        As of November 8, 2002, the Registrant had outstanding 104,446,223 shares of common stock, par value $0.01 per share.

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

Packaging Corporation of America

Condensed Consolidated Balance Sheets

	September 30, 2002	December 31, 2001
	(unaudited)
(In thousands, except share and per share amounts)
Assets
Current assets:
Cash and cash equivalents	$129,692	$82,465
Accounts and notes receivable, net of allowance for doubtful accounts of $7,028 and $5,232 as of September 30, 2002 and December 31, 2001, respectively	201,536	170,175
Inventories	157,700	170,173
Prepaid expenses and other current assets	18,734	12,058
Deferred income taxes	40,368	13,346

Total current assets	548,030	448,217
Property, plant and equipment, net	1,411,595	1,451,224
Intangible assets, net of accumulated amortization of $1,908 and $1,647 as of September 30, 2002 and December 31, 2001, respectively	3,942	4,037
Other long-term assets	63,313	68,302

Total assets	$2,026,880	$1,971,780

Liabilities and shareholders' equity
Current liabilities:
Current portion of long-term debt	$94	$54
Accounts payable	94,833	93,873
Accrued interest	26,995	13,590
Accrued liabilities	85,979	84,378

Total current liabilities	207,901	191,895
Long-term liabilities:
Long-term debt	768,108	795,163
Deferred income taxes	245,914	194,452
Other liabilities	18,845	20,436

Total long-term liabilities	1,032,867	1,010,051
Shareholders' equity:
Common stock (par value $.01 per share, 300,000,000 shares authorized, 104,664,648 shares and 105,570,203 shares issued as of September 30, 2002 and December 31, 2001, respectively)	1,047	1,056
Additional paid in capital	470,568	490,915
Retained earnings	316,705	280,886
Accumulated other comprehensive loss	(1,615)	(2,967)
Common stock held in treasury, at cost (35,000 shares and 3,000 shares at September 30, 2002, and December 31, 2001, respectively)	(593)	(56)

Total shareholders' equity	786,112	769,834

Total liabilities and shareholders' equity	$2,026,880	$1,971,780

See notes to condensed consolidated financial statements.

Packaging Corporation of America

Condensed Consolidated Statements of Income

(unaudited)

	Three Months Ended September 30,
	2002	2001
(In thousands, except per share amounts)
Net sales	$455,570	$455,214
Cost of sales	(368,953)	(346,372)

Gross profit	86,617	108,842
Selling and administrative expenses	(32,895)	(30,633)
Other expense, net	(3,609)	(2,536)
Corporate overhead	(10,078)	(10,309)

Income before interest and taxes	40,035	65,364
Interest expense, net	(16,749)	(17,819)

Income before taxes	23,286	47,545
Provision for income taxes	(8,688)	(18,391)

Net income	$14,598	$29,154

Weighted average common shares outstanding:
Basic	104,775	106,628
Diluted	106,863	109,315
Basic earnings per common share:
Net income per common share	$0.14	$0.27

Diluted earnings per common share:
Net income per common share	$0.14	$0.27

See notes to condensed consolidated financial statements.

Packaging Corporation of America

Condensed Consolidated Statements of Income

(unaudited)

	Nine Months Ended September 30,
	2002	2001
(In thousands, except per share amounts)
Net sales	$1,317,666	$1,376,844
Cost of sales	(1,072,947)	(1,048,643)

Gross profit	244,719	328,201
Selling and administrative expenses	(98,692)	(92,644)
Other expense, net	(5,340)	(3,247)
Corporate overhead	(30,922)	(31,432)

Income before interest, taxes and cumulative effect of accounting change	109,765	200,878
Interest expense, net	(51,231)	(56,237)

Income before taxes and cumulative effect of accounting change	58,534	144,641
Provision for income taxes	(22,715)	(56,114)

Income before cumulative effect of accounting change	35,819	88,527
Cumulative effect of accounting change, net of tax	—	(495)

Net income	$35,819	$88,032

Weighted average common shares outstanding:
Basic	105,257	106,543
Diluted	107,475	109,114
Basic earnings per common share:
Income before cumulative effect of accounting change	$0.34	$0.83
Cumulative effect of accounting change	—	—

Net income per common share	$0.34	$0.83

Diluted earnings per common share:
Income before cumulative effect of accounting change	$0.33	$0.81
Cumulative effect of accounting change	—	—

Net income per common share	$0.33	$0.81

See notes to condensed consolidated financial statements.

Packaging Corporation of America

Condensed Consolidated Statements of Cash Flow

(unaudited)

	Nine Months Ended September 30,
	2002	2001
(In thousands)
Cash Flows from Operating Activities:
Net income	$35,819	$88,032

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	111,115	105,230
Amortization of financing costs	3,181	3,662
Cumulative effect of accounting change	—	495
Increase in deferred income taxes	23,569	30,808
(Gain) loss on sales/disposals of property, plant and equipment	3,264	(937)
Tax benefit associated with employee stock option exercises	3,449	—
Other, net	2,216	4,944
Changes in components of working capital:
(Increase) decrease in current assets—
Accounts receivable	(31,413)	(5,400)
Inventories	12,473	2,998
Prepaid expenses and other	(6,702)	(4,715)
Increase (decrease) in current liabilities—
Accounts payable	1,202	(1,797)
Accrued liabilities	14,177	13,725

Net cash provided by operating activities	172,350	237,045

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(72,363)	(96,001)
Additions to other long term assets	(5,354)	(2,537)
Acquisition of business	—	(4,827)
Proceeds from disposals of property, plant and equipment	2,653	1,044
Other, net	1,330	884

Net cash used for investing activities	(73,734)	(101,437)

Cash Flows from Financing Activities:
Payments on long-term debt	(27,046)	(53,239)
Repurchases of common stock	(27,844)	(30,102)
Issuance of common stock upon exercise of stock options	3,501	5,138

Net cash used for financing activities	(51,389)	(78,203)

Net increase in cash	47,227	57,405
Cash and cash equivalents, beginning of period	82,465	7,892

Cash and cash equivalents, end of period	$129,692	$65,297

See notes to condensed consolidated financial statements.

Packaging Corporation of America

Notes to Condensed Consolidated Financial Statements

(unaudited)
September 30, 2002

1.    Basis of Presentation

        The consolidated financial statements as of September 30, 2002 and 2001 of Packaging Corporation of America ("PCA" or the "Company") are unaudited but include all adjustments (consisting only of normal recurring adjustments) that management considers necessary for a fair presentation of such financial statements. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with Article 10 of SEC Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. Operating results during the period ended September 30, 2002 are not necessarily indicative of the results that may be expected for the period ending December 31, 2002. These consolidated financial statements should be read in conjunction with PCA's annual report on Form 10-K for the year ended December 31, 2001.

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

Segment Information

        PCA is primarily engaged in one line of business: the manufacture and sale of packaging materials, boxes and containers for industrial and consumer markets. No single customer accounts for more than 10% of total revenues. PCA's manufacturing operations are located within the United States.

New Accounting Pronouncements

        Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." Under the new rules, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives. Application of the provisions of the Statements did not have a material impact on the Company's consolidated financial position or results of operations. No goodwill amortization was incurred during the year ended December 31, 2001. On September 30, 2002, the Company had $2.1 million of other intangible assets subject to amortization and $1.8 million of goodwill.

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

Comprehensive Income

        For the nine months ended September 30, 2002 and 2001, total comprehensive income was $1.4 million greater and $3.4 million less, respectively, than net income for the respective periods due to changes in the fair value of derivatives.

Reclassifications

        Prior year's financial statements have been reclassified where appropriate to conform with current year presentation.

3.    Earnings Per Share

        The following table sets forth the computation of basic and diluted income per common share for the periods presented.

	Three Months Ended September 30,
	2002	2001
(In thousands, except per share data)
Numerator:
Net income	$14,598	$29,154
Denominator:
Basic common shares outstanding	104,775	106,628
Effect of dilutive securities:
Stock options	2,088	2,687

Dilutive common shares outstanding	106,863	109,315
Basic income per common share	$0.14	$0.27
Diluted income per common share	$0.14	$0.27
	Nine Months Ended September 30,
	2002	2001
(In thousands, except per share data)
Numerator:
Net income	$35,819	$88,032
Denominator:
Basic common shares outstanding	105,257	106,543
Effect of dilutive securities:
Stock options	2,218	2,571

Dilutive common shares outstanding	107,475	109,114
Basic income per common share	$0.34	$0.83
Diluted income per common share	$0.33	$0.81

4.    Inventories

        The components of inventories are as follows:

	September 30, 2002	December 31, 2001
		(audited)
(In thousands)
Raw materials	$71,627	$82,540
Work in progress	5,273	5,989
Finished goods	48,169	46,942
Supplies and materials	59,027	58,118

Inventories at FIFO cost	184,096	193,589
Excess of FIFO over LIFO cost	(26,396)	(23,416)

Inventory, net	$157,700	$170,173

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

5.    Shareholders' Equity

        On May 16, 2001, the Company announced a $100.0 million common stock repurchase program. PCA currently expects to continue to repurchase the shares from time to time. Through September 30, 2002, the Company repurchased 3,907,100 shares of common stock for approximately $66.2 million. Of the 3,907,100 shares repurchased, 385,100 shares, 120,100 shares and 1,078,700 shares were repurchased during the first, second and third quarters, respectively, of 2002, for approximately $27.8 million. All shares were retired prior to September 30, 2002, except for 35,000 shares which were retired October 1, 2002.

6.    Summarized Combined Financial Information about Guarantor Subsidiaries

        The following is summarized aggregated financial information for Packaging Credit Company, LLC, Dixie Container Corporation, PCA International, Inc., and PCA Hydro, Inc., each of which was a wholly-owned subsidiary of PCA and included in the Company's consolidated financial statements. Each of these subsidiaries fully, unconditionally, jointly and severally guaranteed $550.0 million in senior subordinated notes issued by PCA. Separate financial statements of the guarantor subsidiaries are not presented because, in the opinion of management, such financial statements are not material to investors. Financial information for Packaging Receivables Company, LLC is reflected as a non-guarantor subsidiary.

	PCA	Guarantor Subs	Non-Guarantor Sub	Eliminations	Total
(In thousands)
September 30, 2002
Current assets	$378,639	$58,747	$195,605	$(84,961)	$548,030
Non-current assets	1,604,573	157,669	—	(283,392)	1,478,850

Total assets	1,983,212	216,416	195,605	(368,353)	2,026,880
Current liabilities	324,722	3,545	101	(120,467)	207,901
Non-current liabilities	919,502	365	113,000	—	1,032,867

Total liabilities	1,244,224	3,910	113,101	(120,467)	1,240,768

Net assets	$738,988	$212,506	$82,504	$(247,886)	$786,112

December 31, 2001
Current assets	$260,573	$62,264	$204,370	$(78,990)	$448,217
Non-current assets	1,649,244	114,932	—	(240,613)	1,523,563

Total assets	1,909,817	177,196	204,370	(319,603)	1,971,780
Current liabilities	288,009	2,651	100	(98,865)	191,895
Non-current liabilities	883,799	252	126,000	—	1,010,051

Total liabilities	1,171,808	2,903	126,100	(98,865)	1,201,946

Net assets	$738,009	$174,293	$78,270	$(220,738)	$769,834

Nine months ended September 30, 2002
Net sales	$1,311,677	$5,989	$—	$—	$1,317,666
Pre-tax profit	33,390	62,924	192	(37,972)	58,534
Net income	20,520	38,210	192	(23,103)	35,819
Nine months ended September 30, 2001
Net sales	$1,373,882	$2,962	$—	$—	$1,376,844
Pre-tax profit	121,710	48,114	5,519	(30,702)	144,641
Net income	73,746	27,893	5,519	(19,126)	88,032

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001

Net Sales

        Net sales increased by $0.4 million, or 0.1%, for the three months ended September 30, 2002 from the comparable period in 2001. The increase was primarily the result of increased sales volumes of corrugated products and containerboard to external third parties, but was almost entirely offset by decreased sales prices of corrugated products and containerboard.

        Total corrugated products volume increased 6.5% per workday for the three months ended September 30, 2002 from the comparable period in 2001, with August's volume per workday an all-time record for PCA. This volume improvement represented the best year-over-year quarterly increase in volume per workday since the second quarter of 1999, when volume per workday increased 8.5% compared to the second quarter of 1998. Containerboard volume to external domestic and export customers increased 2.1% for the three months ended September 30, 2002 from the comparable period in 2001. Containerboard mill production for the three months ended September 30, 2002 was 578,000 tons compared to 561,000 tons in the same period in 2001 and 548,000 tons in the second quarter of 2002.

        According to Pulp & Paper Week, average linerboard and semi-chemical medium prices for 42 lb. Liner-East and 26 lb. Medium-East, which are representative benchmark grades, were $428 and $387, respectively, per ton for the three months ended September 30, 2002. This compares to $445 and $400, respectively, per ton for the three months ended September 30, 2001. Pulp & Paper Week's published pricing typically applies to transactions that occur in the month following the publication. Accordingly, the average price for the third quarter consists of the average of the prices published in June, July and August.

        Pulp & Paper Week reported that average linerboard and semi-chemical medium prices for 42 lb. Liner-East and 26 lb. Medium-East increased $20 to $435 and $25 to $395, respectively, per ton in July. In September, Pulp & Paper Week reported that linerboard prices increased an additional $5 to $440 per ton. With respect to box prices, PCA realized about a $10 per ton increase in August and another $10 per ton increase in September. As a result, PCA realized an average box price increase of $10 per ton in the third quarter. PCA realized an approximate increase of an additional $8 to $9 per ton in box prices during October.

Income Before Interest Expense and Taxes

        Operating income decreased by $25.3 million, or 38.8%, for the three months ended September 30, 2002 compared to the three months ended September 30, 2001. The decrease in operating income was primarily attributable to the lower sales prices described above in addition to increased recycled fiber costs at our containerboard mills, partially offset by higher sales volumes of corrugated products and containerboard to external third parties.

        Gross profit decreased $22.2 million, or 20.4%, for the three months ended September 30, 2002 from the comparable period in 2001. Gross profit as a percentage of sales declined from 23.9% of sales to 19.0% of sales in the current quarter due primarily to the lower sales prices and increased recycled fiber costs described previously.

        Selling and administrative expenses increased $2.3 million, or 7.4%, for the three months ended September 30, 2002 compared to the three months ended September 30, 2001. The increase was primarily the result of increased salary, medical and other general selling related expenses.

        Corporate overhead for the three months ended September 30, 2002 decreased by $0.2 million, or 2.2%, from the comparable period in 2001. The decrease was primarily attributable to reduced expenses related to information technology.

Interest Expense and Income Taxes

        Interest expense decreased by $1.1 million, or 6.0%, for the three months ended September 30, 2002 from the three months ended September 30, 2001, primarily as a result of prepayments PCA made in 2001 and during the first quarter of 2002 on the term loans under its senior credit facility and the receivables credit facility.

        PCA's effective tax rate was 37.3% for the three months ended September 30, 2002 and 38.7% for the comparable period in 2001. The effective tax rate varies from the U.S. federal statutory tax rate of 35% principally due to the impact of state and local income taxes and a deduction for extraterritorial income exclusion.

Net Income

        Net income decreased by $14.6 million, or 49.9%, for the three months ended September 30, 2002 from the three months ended September 30, 2001. The decrease was primarily the result of lower sales prices for both containerboard and corrugated products ($14.2 million after tax, or $0.13 per share) and increased recycled fiber costs at our containerboard mills ($3.8 million after tax, or $0.035 per share), partially offset by higher sales volumes of corrugated products and containerboard to external third parties ($4.0 million after tax, or $0.04 per share).

Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001

Net Sales

        Net sales decreased by $59.2 million, or 4.3%, for the nine months ended September 30, 2002 from the comparable period in 2001. The decrease was primarily the result of decreased sales prices of containerboard and corrugated products partially offset by increased sales volumes of corrugated products and containerboard to external third parties.

        Total corrugated products volume increased 3.6% for the nine months ended September 30, 2002 from the comparable period in 2001. On a comparable shipments-per-workday basis, corrugated products volume was up 4.2% from the first nine months of 2001. The first nine months of 2002 had one less workday, those days not falling on a weekend or holiday, than the first nine months of 2001. Containerboard volume to external domestic and export customers increased 3.5%. Our containerboard mill production for the nine months ended September 30, 2002 was 1,646,000 tons compared to 1,582,000 tons in the same period in 2001.

        According to Pulp & Paper Week, average linerboard and semi-chemical medium prices for 42 lb. Liner-East and 26 lb. Medium-East, which are representative benchmark grades, were $421 and $378, respectively, per ton for the nine months ended September 30, 2002. This compares to $455 and $416, respectively, per ton for the nine months ended September 30, 2001.

        Pulp & Paper Week reported that average linerboard and semi-chemical medium prices for 42 lb. Liner-East and 26 lb. Medium-East increased $20 to $435 and $25 to $395, respectively, per ton in July. In September, Pulp & Paper Week reported that linerboard prices increased an additional $5 to $440 per ton. With respect to box prices, PCA realized about a $10 per ton increase in August and another $10 per ton increase in September. As a result, PCA realized an average box price increase of $10 per ton in the third quarter. PCA realized an approximate increase of an additional $8 to $9 per ton in box prices during October.

Income Before Interest Expense and Taxes

        Operating income decreased by $91.1 million, or 45.4%, for the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001. The decrease in operating income was primarily attributable to the lower sales prices described above in addition to increased recycled fiber costs at the containerboard mills partially offset by higher sales volumes of corrugated products and containerboard to external third parties.

        Gross profit decreased $83.5 million, or 25.4%, for the nine months ended September 30, 2002 from the comparable period in 2001. Gross margins decreased to 18.6% of sales in the first nine months of 2002 from 23.8% of sales in the first nine months of 2001 due primarily to the lower sales prices and increased recycled fiber costs described previously.

        Selling and administrative expenses increased $6.0 million, or 6.5%, for the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001. The increase was primarily the result of increased salary, medical and other general selling related expenses.

        Corporate overhead for the nine months ended September 30, 2002 decreased by $0.5 million, or 1.6%, from the comparable period in 2001. The decrease was primarily due to reduced expenses related to information technology, treasury, legal and investor relations matters.

Interest Expense and Income Taxes

        Interest expense decreased by $5.0 million, or 8.9%, for the nine months ended September 30, 2002 from the nine months ended September 30, 2001, primarily as a result of prepayments PCA made in 2001 and during the first quarter of 2002 on the term loans under its senior credit facility and the receivables credit facility.

        PCA's effective tax rate was 38.8% for the nine months ended September 30, 2002 and 38.8% for the comparable period in 2001. The effective tax rate varies from the U.S. federal statutory tax rate of 35% principally due to the impact of state and local income taxes.

Net Income

        Net income decreased by $52.2 million, or 59.3%, for the nine months ended September 30, 2002 from the nine months ended September 30, 2001. The decrease was primarily the result of lower sales prices ($57.5 million after tax, or $0.54 per share) and increased recycled fiber costs at our containerboard mills ($4.9 million after tax, or $0.05 per share) partially offset by higher sales volumes of corrugated products and containerboard to external third parties ($11.8 million after tax, or $0.11 per share).

Liquidity and Capital Resources

Operating Activities

        Cash flow provided by operating activities for the nine months ended September 30, 2002 was $172.4 million, a decrease of $64.7 million, or 27.3%, from the comparable period in 2001. The decrease was primarily due to lower net income as a result of decreased sales prices of containerboard and corrugated products, as well as decreased deferred income taxes and unfavorable changes in working capital. The unfavorable changes in working capital were driven by higher balances of accounts receivable related to the strong sales volumes described previously, partially offset by lower inventory levels.

Investing Activities

        Net cash used for investing activities for the nine months ended September 30, 2002 decreased $27.7 million, or 27.3%, to $73.7 million, compared to the nine months ended September 30, 2001. The reduction was primarily a result of decreased additions to property, plant and equipment and one business acquisition in the second quarter of 2001.

Financing Activities

        Net cash used for financing activities totaled $51.4 million for the nine months ended September 30, 2002, a decrease of $26.8 million, or 34.3%, from the comparable period in 2001. The decrease was primarily attributable to decreased debt prepayments.

        The following table provides the outstanding balance and the weighted average interest rate as of September 30, 2002 for each of PCA's outstanding term loans, revolving credit facility and receivables credit facility:

	Balance at September 30, 2002	Weighted Average Interest Rate
Borrowing Arrangement (in thousands)
Term Loan A	$72,593	6.45%
Term Loan B	32,407	6.95%
Senior Revolving Credit Facility:
Revolver—Eurodollar	—	N/A
Revolver—Base Rate	—	N/A
Receivables Credit Facility	113,000	4.24%

Total	$218,000	5.38%

        In addition to the term loans and other borrowing arrangements noted above, PCA has $550 million of 9 5/8% senior subordinated notes due 2009.

        The borrowings under the senior revolving credit facility are available to fund PCA's working capital requirements, capital expenditures and other general corporate purposes. The senior revolving credit facility will terminate in 2006. The Term Loan A must be repaid in quarterly installments from March 2004 through June 2006. The Term Loan B must be repaid in quarterly installments from December 2004 through June 2007. The receivables credit facility will terminate in November 2003. As of September 30, 2002, PCA had $150.0 million in availability and no borrowings outstanding under the senior revolving credit facility. Under the receivables credit facility, PCA had $37.0 million in availability and $113.0 million outstanding as of September 30, 2002.

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

        PCA estimates that it will make approximately $110.0 million in capital expenditures in 2002. These expenditures will be used primarily for maintenance capital, cost reduction, business growth and environmental compliance. As of September 30, 2002, PCA had spent $72.4 million for capital expenditures and had committed to spend an additional $38.0 million.

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

Market Risk and Risk Management Policies

        PCA currently has interest rate collar agreements that protect against rising interest rates and simultaneously guarantee a minimum interest rate. The notional amount of these collar agreements was $175.0 million as of September 30, 2002. The weighted average floor of the interest rate collar agreements is 5.02% and the weighted average ceiling of the interest rate collar agreements is 6.85%. The interest rate on approximately 80% of PCA's variable-rate debt as of September 30, 2002 was capped. PCA receives payments under the collar agreements if the applicable interest rate (LIBOR or commercial paper) exceeds the ceiling. Correspondingly, PCA makes payments under the collar agreements if the applicable interest rate drops below the floor. In both cases, the amounts received or paid are based upon the notional amount and the difference between the actual interest rate and the ceiling or floor rate. The weighted average duration of the interest rate collar agreements is approximately seven months.

        As a result of the collar agreements noted above and the interest rate environment, a one percent increase in interest rates would result in an increase in interest expense and a corresponding decrease in income before taxes of approximately $0.4 million annually. As of September 30, 2002, the weighted average LIBOR rate was 1.79% and the weighted average commercial paper rate was 1.84%. The effect of an interest rate change to the fair market value of the outstanding debt is insignificant. This analysis does not consider any other impact on fair value that could exist in such an interest rate environment. In the event of a change in interest rates, management could take actions to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in PCA's financial structure.

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

Accounts Receivable

        We evaluate the collectibility of our accounts receivable based upon a combination of factors. In circumstances where we are aware of a specific customer's inability to meet its financial obligations to us (e.g., bankruptcy filings, substantial downgrading of credit sources), we record a specific reserve for bad debts against amounts due to reduce the net recognized receivable to the amount we reasonably believe will be collected. During the second and third quarters of 2002, PCA recorded an additional $1.6 million reserve for bad debts related to customers who entered into bankruptcy proceedings. For all other customers, we recognize reserves for bad debts based on the length of time the receivables are past due ranging from 0.1% for current amounts to 20% for amounts more than 90 days past due based on our historical experience. If our collection experience deteriorates (e.g., higher than expected defaults or an unexpected material adverse change in a major customer's ability to meet its financial obligations to us), our estimates of the recoverability of amounts due us could be reduced by a material amount.

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

        In addition to the above derivative financial instruments, we have other contracts covering a portion of our purchases of natural gas and electricity that have the characteristics of derivatives but are not required to be accounted for as derivatives. These contracts for the physical delivery of these items qualify for the normal purchases exception under SFAS No. 133 as we take physical delivery of the item and use it in the production process. This exception is an election and, if not elected, these contracts would be carried on the balance sheet at fair value with changes in fair value reflected in income. These contracts cover natural gas and electricity usage at our mills through 2004.

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

Debt Covenants

        Our senior credit facility requires us to maintain minimum debt service, minimum net worth, and maximum leverage ratios as discussed in Note 6 to our audited consolidated financial statements included in our most recent annual report on Form 10-K. As of September 30, 2002, we were in compliance with these covenants. A failure to comply with the restrictions contained in the senior credit facility could lead to an event of default, which could result in an acceleration of such indebtedness. Due to cross-default provisions contained in the notes indenture and the receivables credit facility, all of our debt could become due in full if any of our debt is in default. Given our results of our operations for the nine months ended September 30, 2002 and our projections for future operating results, defaulting on our debt covenants is unlikely absent any material negative event affecting the U.S. economy as a whole. We also believe our lenders would provide us waivers if necessary. However, our expectations of future operating results and continued compliance with our debt covenants cannot be assured and we cannot control our lenders. If our projections of future operating results are not achieved and our debt is placed in default, we could experience a material adverse impact on our reported financial position and results of operations.

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

Item 4.    Controls and Procedures.

        PCA's Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of PCA's disclosure controls and procedures, as defined in Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as of a date within 90 days of the filing date of this quarterly report and concluded that PCA's disclosure controls and procedures were functioning properly as of the evaluation date.

        Based on this most recent evaluation, there do not appear to have been any significant changes in PCA's internal controls or in other factors that could significantly affect these controls subsequent to the date of this evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses. The results of this evaluation have been discussed with PCA's Audit Committee and with Ernst & Young LLP, PCA's independent auditors.

PART II
OTHER INFORMATION

Item 1.    Legal Proceedings.

        On May 14, 1999, PCA was named as a defendant in a Consolidated Class Action Complaint which alleged a civil violation of Section 1 of the Sherman Act. The suit, captioned Winoff Industries, Inc. v. Stone Container Corporation, MDL No. 1261 (E.D. Pa.), names us as a defendant based solely on the allegation that PCA is successor to the interests of Tenneco Packaging Inc. and Tenneco Inc., both of which were also named as defendants in the suit, along with nine other linerboard manufacturers. The complaint alleges that the defendants, during the period October 1, 1993 through November 30, 1995, conspired to limit the supply of linerboard, and that the purpose and effect of the alleged conspiracy was artificially to increase prices of corrugated containers. The plaintiffs moved to certify a class of all persons in the United States who purchased corrugated containers directly from any defendant during the above period, and seek treble damages and attorneys' fees on behalf of the purported class. The Court granted plaintiffs' motion on September 4, 2001, but modified the proposed class to exclude those purchasers who purchased corrugated containers pursuant to contracts in which the price was "not tied to the price of linerboard." The Court's class certification decision was affirmed by the Court of Appeals for the Third Circuit on September 5, 2002. The case is currently set for trial in April, 2004. PCA believes that the plaintiffs' allegations have no merit and intends to defend against the suit vigorously. PCA does not believe that the outcome of this litigation should have a material adverse effect on its financial position, results of operations, or cash flow.

        PCA is also party to various legal actions arising in the ordinary course of our business. These legal actions cover a broad variety of claims spanning our entire business. PCA believes that the resolution of these legal actions will not, individually or in the aggregate, have a material adverse effect on its financial condition or results of operations.

Item 2.    Changes in Securities and Use of Proceeds

        None.

Item 3.    Defaults Upon Senior Securities

        None.

Item 4.    Submission of Matters to a Vote of Security Holders

        None.

Item 5.    Other Information

        None.

Item 6.    Exhibits and Reports on Form 8-K

1) Exhibits
99.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. §1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
2) Reports on Form 8-K

On August 13, 2002, PCA filed a current report on Form 8-K furnishing the sworn statements of the Chief Executive Officer and Chief Financial Officer in accordance with Order No. 4-460 and pursuant to Section 21(a)(1) of the Securities Exchange Act of 1934.

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
Date: November 13, 2002

CERTIFICATIONS

        I, Paul T. Stecko, certify that:

        (1)  I have reviewed this quarterly report on Form 10-Q of Packaging Corporation of America;

        (2)  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

        (3)  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of Packaging Corporation of America as of, and for, the periods presented in this quarterly report;

        (4)  PCA's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for PCA and we have:

          a)    designed such disclosure controls and procedures to ensure that material information relating to PCA, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b)    evaluated the effectiveness of PCA's disclosure controls and procedures as of a date within 90 days prior to the filing of this quarterly report (the "Evaluation Date"); and

          c)    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        (5)  PCA's other certifying officer and I have disclosed, based on our most recent evaluation, to PCA's auditors and the Audit Committee of PCA's Board of Directors (or persons performing the equivalent function):

          a)    all significant deficiencies in the design or operation of internal controls which could adversely affect PCA's ability to record, process, summarize and report financial data and have identified for PCA's auditors any material weaknesses in internal controls; and

          b)    any fraud, whether or not material, that involves management or other employees who have a significant role in PCA's internal controls; and

        (6)  PCA's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Paul T. Stecko

Paul T. Stecko
Chairman and Chief Executive Officer

November 13, 2002

        I, Richard B. West, certify that:

        (1)  I have reviewed this quarterly report on Form 10-Q of Packaging Corporation of America;

        (2)  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

        (3)  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of Packaging Corporation of America as of, and for, the periods presented in this quarterly report;

        (4)  PCA's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for PCA and we have:

          a.    designed such disclosure controls and procedures to ensure that material information relating to PCA, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b.    evaluated the effectiveness of PCA's disclosure controls and procedures as of a date within 90 days prior to the filing of this quarterly report (the "Evaluation Date"); and

          c.    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        (5)  PCA's other certifying officer and I have disclosed, based on our most recent evaluation, to PCA's auditors and the Audit Committee of PCA's Board of Directors (or persons performing the equivalent function):

          a.    all significant deficiencies in the design or operation of internal controls which could adversely affect PCA's ability to record, process, summarize and report financial data and have identified for PCA's auditors any material weaknesses in internal controls; and

          b.    any fraud, whether or not material, that involves management or other employees who have a significant role in PCA's internal controls; and

        (6)  PCA's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Richard B. West

Richard B. West
Senior Vice President, Chief Financial Officer
and Corporate Secretary

November 13, 2002

QuickLinks

PART I FINANCIAL INFORMATION
  Item 1. Financial Statements.
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
  Item 3. Quantitative and Qualitative Disclosures about Market Risk.
  Item 4. Controls and Procedures.
PART II OTHER INFORMATION
  Item 1. Legal Proceedings.
  Item 2. Changes in Securities and Use of Proceeds
  Item 3. Defaults Upon Senior Securities
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 5. Other Information
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURE