Form 10-K
period 2002-12-31
PACKAGING CORP OF AMERICA
filed 2003-03-19
CIK 75677

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

Commission file number 1-15399

PACKAGING CORPORATION OF AMERICA

(Exact Name of Registrant as Specified in its Charter)

Delaware	36-4277050
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)
1900 West Field Court, Lake Forest, Illinois (Address of Principal Executive Offices)	60045 (Zip Code)

Registrant’s telephone number, including area code (847) 482-3000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒   No ☐

At June 28, 2002, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the Registrant’s common equity held by nonaffiliates was approximately $1,194,557,459. This calculation of market value has been made for the purposes of this report only and should not be considered as an admission or conclusion by the Registrant that any person is in fact an affiliate of the Registrant.

On March 18, 2003, there were 104,580,090 shares of Common Stock outstanding.

Documents Incorporated by Reference

Specified portions of the Proxy Statement for the Registrant’s 2003 Annual Meeting of Shareholders are incorporated by reference to the extent indicated in Part III of this Form 10-K.

PART I

Item 1. BUSINESS

General

Packaging Corporation of America, or PCA, is the sixth largest producer of containerboard and corrugated products in the United States, based on production capacity as reported in the Pulp & Paper 2002 North American Fact Book. With 2002 net sales of $1.7 billion, PCA produced about 2.2 million tons of containerboard, about 80% of which was consumed in our corrugated products manufacturing plants, and shipped about 27.5 billion square feet (BSF) of corrugated products.

Containerboard Production and Corrugated Shipments

		First	Second	Third	Fourth	Full
		Quarter	Quarter	Quarter	Quarter	Year
Containerboard Production (thousand tons)	2002	520	548	578	558	2,204
	2001	502	519	561	543	2,125
Corrugated Shipments (BSF)	2002	6.5	7.2	7.3	6.5	27.5
	2001	6.6	6.8	6.8	6.3	26.5

In 2002, we produced about 1.4 million tons of kraft linerboard at our mills located in Counce, Tennessee and Valdosta, Georgia. We also produced about 0.8 million tons of semi-chemical corrugating medium at our mills located in Tomahawk, Wisconsin and Filer City, Michigan. We currently lease the cutting rights to approximately 140,000 acres of timberland located near our Counce and Valdosta mills. We also have supply agreements on about 600,000 of the 800,000 acres of timberland we sold during 1999 and 2000.

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

PCA completed the refinancing of its $735.0 million senior secured debt and $150.0 million senior secured revolving credit facility on June 29, 2000. Completion of the refinancing eliminated a $226.5 million term loan, and reduced PCA’s average effective interest rate on its senior secured term debt by approximately 100 basis points. PCA’s total borrowings under the senior credit facility as of December 31, 2002 consisted of $79.0 million of term loans. No amounts were outstanding under the senior revolving credit facility as of that date.

On November 29, 2000, PCA established an on-balance sheet securitization program for its trade accounts receivable. To effectuate this program, PCA formed a wholly-owned limited purpose subsidiary, Packaging Credit Company, LLC, or PCC, which in turn formed a wholly-owned, bankruptcy-remote, special-purpose subsidiary, Packaging Receivables Company, LLC, or PRC, for the purpose of acquiring receivables from PCC. Both of these entities are included in the consolidated financial statements of PCA. Under this program, PCC purchases on an ongoing basis all of the receivables of PCA and sells such receivables to PRC. PRC and lenders established a $150.0 million receivables-backed revolving credit facility through which PRC obtains funds to purchase receivables from PCC. The receivables purchased by PRC are and will be solely the property of PRC. In the event of a liquidation of PRC, the creditors of PRC would be entitled to satisfy their claims from PRC’s assets prior to any distribution to PCC or PCA. Credit available under the receivables credit facility is on a borrowing-base formula. As a result, the full amount of the facility may not be available at all times. As of December 31, 2002, $113.0 million was outstanding and $37.0 million was available for additional borrowing under the receivables credit facility. The highest outstanding principal balance under the receivables credit facility during fiscal 2002 was $126.0 million.

During 2001, Pactiv sold approximately 6,160,240 shares of PCA common stock, which represented its remaining ownership interest.

Industry Overview

According to the Fibre Box Association, the value of industry shipments of corrugated products was over $22 billion in 2002.

The primary end-use markets for corrugated products are shown below:

Food, beverages and agricultural products	43.0%
Paper products	23.6%
Petroleum, plastic, synthetic and rubber products	10.8%
Glass, pottery, fabricated metal and metal containers	5.4%
Electrical and electronic machinery and appliances	3.3%
Toys, amusement, sporting and athletic goods	3.2%
Textile mill products and apparel	2.2%

Converting plants tend to be located in close proximity to customers to minimize freight costs. The corrugated products industry consists of approximately 675 companies in the United States.

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

Linerboard is made in a range of grades or basis weights. The most commonly used basis weight of linerboard is 35 lb., although linerboard is produced in weights that vary from under 26 lb. to over 90 lb. Basis weight represents the weight in pounds per thousand square feet of linerboard. Producers also market linerboard by performance characteristics, appearance and color. The following table describes different product weight, performance and color characteristics:

Category	Products	Description
Weights (lb./1,000 sq. ft.)	26-38 lb.	Lightweights
	41-56	Middleweights
	61-90	Heavyweights
	>90	Super heavyweights
Performance	High ring crush	Stacking or compression strength
	Tare weight	Minimal variations in basis weight
	Wet strength	Strength while wet
Color	Mottled white	Bleached pulp applied to unbleached sheet; mottled appearance
	White top	Even, white surface appearance on top sheet
	Full bleached	Solid white throughout

Historically, pricing for containerboard has reflected changes in containerboard supply as well as changes in demand.

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

Counce.   Our Counce, Tennessee mill is one of the largest linerboard mills in the United States. Its production capacity is approximately 980,000 tons per year. In 2002, we produced approximately 966,000 tons of kraft linerboard on two paper machines at Counce. We produced a broad range of basis weights from 31 lb. to 90 lb. The mill also produces a variety of performance and specialty grades of linerboard including high-ring crush and wet strength.

Valdosta.   Our Valdosta, Georgia mill is a kraft linerboard mill that has a production capacity of approximately 406,000 tons per year. In 2002, our single paper machine at Valdosta produced approximately 425,000 tons of kraft linerboard. Linerboard production for 2002 exceeded the stated capacity of the mill due to an unusually high percentage of middleweight production. Valdosta produces light to middleweight linerboard ranging from 35 lb. to 56 lb., and heavyweight/super heavyweight linerboard ranging from 61 lb. to 90 lb.

Tomahawk.   Our Tomahawk, Wisconsin mill is the second largest corrugating medium mill in the United States with production capacity of 547,000 tons per year. In 2002, we produced approximately 533,000 tons of semi-chemical corrugating medium on three paper machines, one of which is among the largest corrugating medium machines in the world. These machines produce a broad range of basis weights from 23 lb. to 40 lb. Our Tomahawk mill also produces a variety of performance and specialty grades of corrugating medium. This includes high ring crush, wet strength, tare weight and super heavyweight.

Filer City.   Our Filer City, Michigan mill is a semi-chemical corrugating medium mill currently operating with two machines with a production capacity of 292,000 tons. In 2002, we produced approximately 281,000 tons of corrugating medium. In July 1998, we shut down one machine at Filer City. Mill production capacity at Filer City is 362,000 tons a year if we run all three paper machines. Filer City produces a range of corrugating medium grades in basis weights from 23 lb. to 40 lb.

We operate 64 corrugated manufacturing operations, a technical and development center, five regional graphic design centers, a rotogravure printing operation and a complement of packaging supplies and distribution centers. Of the 64 manufacturing facilities, 39 operate as combining operations that manufacture corrugated sheets and finished corrugated containers. The remaining 25 manufacturing facilities purchase combined sheets and manufacture finished corrugated containers. The five graphic design centers are located in Cincinnati, Ohio; Dallas, Texas; Cranbury, New Jersey; Salisbury, North Carolina and South Gate, California.

Our corrugated manufacturing operations are spread throughout the United States. Each corrugator plant serves a market radius that typically averages 150 miles. Our sheet plants are generally located in close proximity to our larger corrugator plants which enables us to offer additional services and converting capabilities such as small volume and quick turnaround items.

We produce a wide variety of products ranging from basic corrugated shipping containers to specialized packaging such as wax-coated boxes for the agriculture industry. We also have multi-color printing capabilities to make high-impact graphics boxes and displays that offer customers more attractive packaging.

Timberland

We currently lease the cutting rights to approximately 140,000 acres of timberland located near our Counce and Valdosta mills. Virtually all of the acres under cutting rights agreements are located within 100 miles of our mills, which results in lower wood transportation costs and provides a secure source of wood fiber. Most of these leased cutting rights agreements have terms with over 15 years remaining.

During 1999 and 2000, PCA sold about 800,000 acres of timberland. As part of the timberland sale agreements, we entered into supply arrangements covering about 600,000 acres of the total acres sold. We also retained a one-third equity ownership interest in 385,000 acres sold to Southern Timber Venture, LLC in November 2000.

In addition to the timberland we manage ourselves, our Forest Management Assistance Program provides professional forestry assistance to private timberland owners to improve harvest yields and to optimize their harvest schedule. We have managed the regeneration of approximately 120,000 acres by supplying pine seedlings. In exchange for our expertise, we are given the right of first refusal over timber sales from those lands. These private lands include over 210,000 acres of timberland. We expect to harvest approximately 85,000 cords of wood from these forests annually.

PCA also participates in the Sustainable Forestry Initiative, which is organized by the American Forest and Paper Association. This initiative is aimed at ensuring the long-term health and conservation of America’s forestry resources. Activities include limiting tree harvest sizes, replanting harvest acreage, participating in flora and fauna research and protecting water streams.

Solid Wood and Recycling Facilities

We own three sawmills located in Ackerman and Fulton, Mississippi and Selmer, Tennessee. During 2002, these three sawmills sold approximately 115 million board feet of lumber used to make furniture and building products. We also have an air-dry yard operation in Burnsville, Mississippi that holds newly cut lumber while it dries.

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

Customers

PCA’s corrugated products group sells to over 8,300 customers in over 14,600 locations. About 70% of our corrugated products customers are regional and local accounts, which are broadly diversified across industries and geographic locations. The remaining 30% of our customer base consists primarily of national accounts, or those customers with a national presence. These customers typically purchase corrugated products from several of our box plants throughout the United States.

In 2002, our corrugated products plants consumed approximately 1,752,000 tons, or 80% of our mills’ containerboard production. Of the remaining 20% of our containerboard mill production that we did not consume at our own converting operations, about 12% of the tons was sold to domestic customers, and about 8% of the tons was sold to export customers.

Major Raw Materials Used

Fiber supply.   Fiber is the single largest cost in the manufacture of containerboard. PCA consumes both wood fiber and recycled fiber in our containerboard mills. We have no 100% recycled mills, or those mills whose fiber consumption consists solely of recycled fiber. To reduce our fiber costs, we have invested in processes and equipment to ensure a high degree of fiber flexibility. Our mills have the capability to shift a portion of their fiber consumption between softwood, hardwood and recycled sources. With the exception of our Valdosta mill, our other mills can utilize some recycled fiber in their containerboard production. Our ability to use various types of virgin and recycled fiber helps mitigate the impact of changes in the prices of various fibers. Our corrugated products plants generate recycled fiber as a by-product from the manufacturing process, which is sold to our mills directly or through trade agreements. During 2002, our containerboard mills consumed approximately 554,000 tons of recycled fiber, of which about 198,000 tons was generated from our own box plants, resulting in net recycled consumption of 356,000 tons, or 16% of our total fiber requirements.

Energy supply.   Energy at the mills is obtained through purchased electricity or through various fuels, which are converted to steam or electricity on-site. Fuel sources include coal, natural gas, oil, internally produced and purchased bark and by-products of the containerboard manufacturing and pulping process. These fuels are burned in boilers to produce steam. Steam turbine generators are used to produce electricity. To reduce our mill energy cost, we have invested in processes and equipment to ensure a high level of purchased fuel flexibility. Historically, natural gas and fuel oil have shown more price volatility than coal and purchased bark. During 2002, 11.8 million M2 BTU’s (million BTU’s), or approximately 70% of our mills purchased fuel needs, were from purchased bark and coal, historically our two lowest cost fuels. For the same period, our mills consumed about 3.0 million M2 BTU’s of natural gas and 1.9 million M2 BTU’s of fuel oil.

Our two, kraft linerboard mills at Counce and Valdosta generate approximately 65% to 70% of their fuel requirements from their own by-products. Approximately 45% to 50% of the electricity consumed by our four mills is generated on-site.

PCA’s corrugated products combining plants each have a boiler that produces steam which is used by the corrugator. The majority of these boilers burn natural gas, although some also have the ability to burn fuel oil. During 2002, PCA’s corrugated products plants consumed approximately 2.1 million M2 BTU’s of natural gas.

Competition

Corrugated products are produced by about 675 U.S. companies operating approximately 1,425 plants. Most corrugated products are custom manufactured to the customer’s specifications. Corrugated producers generally sell within a 150-mile radius of their plants and compete with other corrugated producers in their local market. In fact, the Fibre Box Association tracks industry data by 47 distinct market regions.

The larger, multi-plant integrated companies may also solicit larger, multi-plant customers who purchase for all of their facilities on a consolidated basis. These customers are often referred to as national or corporate accounts.

Corrugated products businesses seek to differentiate themselves through pricing, quality, service, design and product innovation. We compete for both local and national account business and we compete against producers of other types of packaging products. On a national level, our competitors include Georgia-Pacific Corporation, International Paper Company, Smurfit-Stone Container Corporation, Temple-Inland Inc. and Weyerhaeuser Company. However, with our strategic focus on local and regional accounts, we believe we compete as much with the smaller, independent converters as with the larger, integrated producers.

Our principal competitors with respect to our containerboard produced but not consumed at our own corrugated products plants are a number of large, diversified paper companies, including Georgia-Pacific Corporation, International Paper Company, Smurfit-Stone Container Corporation, Temple-Inland Inc. and Weyerhaeuser Company, as well as other regional manufacturers. Containerboard is generally considered a commodity-type product and can be purchased from numerous suppliers.

Employees

As of December 31, 2002, we had approximately 7,900 employees. Approximately 2,200 of these employees were salaried and approximately 5,700 were hourly. Approximately 75% of our hourly employees are represented by unions. Our unionized employees are represented primarily by the Paper, Allied Industrial, Chemical, Energy Workers International Union, the International Association of Machinists, the Graphic Communications International Union and the United Steel Workers of America (USWA).

The contract for our unionized mill employees at our Valdosta, Georgia kraft linerboard mill expires in September 2003. Contracts for unionized mill employees at our three remaining containerboard mills expire between October 2005 and June 2007. Contracts for unionized converting plant employees expire between February 2003 and November 2008. We are currently in negotiations to renew or extend any union contracts that have recently expired or are expiring in the near future.

During 2002 we experienced no work stoppages. In 2001, we experienced a one-month strike at our Filer City mill with the USWA. The strike was settled, and the mill’s current agreement expires in May 2006. Prior to this incident we had experienced no instances of significant work stoppages in the previous 15 years. We believe we have satisfactory relations with our employees.

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

In April 1998, the United States Environmental Protection Agency (EPA) finalized a new Clean Air and Water Act commonly referred to as the Cluster Rules, which govern all pulp and paper mill operations, including those at our mills. Over the next several years, the Cluster Rules will affect our allowable discharges of air and water pollutants. As a result, PCA and its competitors are required to incur costs to ensure compliance with these new rules. From 1997 through 2002, we spent approximately $30.3 million on Cluster Rule compliance to meet Clean Air Act requirements. Total capital costs for environmental matters, including Cluster Rule compliance, were $4.3 million for 2002. We currently estimate 2003 environmental capital expenditures will be $14.7 million, of which $4.4 million of the expenditures are to meet Cluster Rule requirements. Our current spending projections to complete all Cluster Rule compliance requirements at our four mills is about $14.4 million from 2003 to 2005.

As is the case with any industrial operation, we have in the past incurred costs associated with the remediation of soil or groundwater contamination. From 1994 through 2002, remediation costs at our mills and converting plants totaled about $2.9 million. We do not believe that any on-going remedial projects are material in nature. As of December 31, 2002, we maintained an environmental reserve of $3.7 million, which includes funds relating to onsite landfill and surface impoundments as well as on-going and anticipated remedial projects. We believe these reserves are adequate.

We could also incur environmental liabilities as a result of claims by third parties for civil damages, including liability for personal injury or property damage, arising from releases of hazardous substances or contamination. We are not aware of any material claims of this type currently pending against us.

As a part of the April 12, 1999 transactions, Pactiv agreed to retain all liability for all former facilities and all sites associated with pre-closing offsite waste disposal. Pactiv also retained environmental liability for a closed landfill located near the Filer City mill.

Forward-looking Statements

Some of the statements in this report and in our 2002 Annual Report to Shareholders, and in particular, statements found in Management’s Discussion and Analysis of Financial Condition and Results of Operations, that are not historical in nature may constitute forward-looking statements. These statements are often identified by the words “will,” “should,” “anticipate,” “believe,” “expect,” “intend,” “estimate,” “hope,” or similar expressions. These statements reflect management’s current views with respect to future events and are subject to risks and uncertainties. There are important factors that could cause actual results to differ materially from those in forward-looking statements, many of which are beyond our control. These factors, risks and uncertainties include the following:

•       the impact of general economic conditions;

•       containerboard and corrugated products general industry conditions, including competition, product demand and product pricing;

•       fluctuations in wood fiber and recycled fiber costs;

•       fluctuations in purchased energy costs;

•       legislative or regulatory requirements, particularly concerning environmental matters.

Our actual results, performance or achievement could differ materially from those expressed in, or implied by, these forward-looking statements, and accordingly, we can give no assurances that any of the events anticipated by the forward-looking statements will transpire or occur, or if any of them do so, what impact they will have on our results of operations or financial condition. In view of these uncertainties, investors are cautioned not to place undue reliance on these forward-looking statements. We expressly disclaim any obligation to publicly revise any forward-looking statements that have been made to reflect the occurrence of events after the date hereof. For a discussion of other factors that may affect our business, see the “Risk Factors” exhibit included with this report.

Available Information

The Company’s internet website address is www.packagingcorp.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to section 13(a) or 15(d) of the Exchange Act are available free of charge through our website as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission.

Item 2.            PROPERTIES

The table below provides a summary of our containerboard mills, the principal products produced and each mill’s annual capacity.

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

In addition to our mills, we own 42 corrugated products plants. We also own three sawmills, an air-drying yard, one recycling facility, one warehouse and miscellaneous other property, which includes sales offices and woodlands forest management offices. These sales offices and woodlands forest management offices generally have one to four employees and serve as administrative offices. We lease 22 corrugated products plants, five regional design centers, one recycling facility and numerous other distribution centers, warehouses and facilities. PCA has one leased property, a warehouse and assembly center, outside of the continental United States in Nogales, Mexico. All of our owned real property is subject to a first priority mortgage held by Morgan Guaranty Trust Company of New York on behalf of the lenders under the senior credit facility.

We lease the cutting rights to approximately 140,000 acres of timberland located near our Counce and Valdosta mills. Most of these cutting rights agreements have terms with over 15 years remaining.

We currently lease our executive and administrative offices in Lake Forest, Illinois under a lease expiring in January 2005. We currently believe that our facilities and properties are sufficient to meet our operating requirements for the foreseeable future.

Item 3.            LEGAL PROCEEDINGS

 On May 14, 1999, PCA was named as a defendant in a Consolidated Class Action Complaint which alleged a civil violation of Section 1 of the Sherman Act. The suit, captioned Winoff Industries, Inc. v. Stone Container Corporation, MDL No. 1261 (E.D. Pa.), names us as a defendant based solely on the allegation that PCA is successor to the interests of Tenneco Packaging Inc. and Tenneco Inc., both of which were also named as defendants in the suit, along with nine other linerboard manufacturers. The complaint alleges that the defendants, during the period October 1, 1993 through November 30, 1995, conspired to limit the supply of linerboard, and that the purpose and effect of the alleged conspiracy was artificially to increase prices of corrugated containers. The plaintiffs have moved to certify a class of all persons in the United States who purchased corrugated containers directly from any defendant during the above period, and seek treble damages and attorneys’ fees on behalf of the purported class. The Court granted plaintiffs’ motion on September 4, 2001, but modified the proposed class to exclude those purchasers who purchased corrugated containers pursuant to contracts in which the price was “not tied to the price of linerboard”. The Court’s class certification decision was affirmed by the Court of Appeals for the Third Circuit on September 5, 2002. The case is currently set for trial in April, 2004. We believe that the plaintiffs’ allegations have no merit and intend to defend against the suit vigorously. We do not believe that the outcome of this litigation should have a material adverse effect on our financial position, results of operations, or cash flow.

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

Item 4.            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders in the fourth quarter of 2002.

PART II

Item 5.          MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

Market for Common Stock; Dividends

PCA’s common stock is listed on the New York Stock Exchange under the symbol “PKG”. The following table sets forth the high and low sale prices as reported by the New York Stock Exchange during the last two years.

	Fiscal Year 2002
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Stock sale prices per share:
High	$19.88	$21.10	$19.85	$18.60	$21.10
Low	$16.45	$18.81	$16.27	$16.20	$16.20

	Fiscal Year 2001
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Stock sale prices per share:
High	$16.50	$16.98	$20.70	$18.64	$20.70
Low	$12.65	$12.85	$14.75	$14.23	$12.65

As of March 18, 2003, there were 52 holders of record of our common stock.

We have never paid dividends on our common stock, and we currently have no plans to do so. The payment of any future dividends will be determined by PCA’s Board of Directors in light of conditions then existing, including our earnings, financial condition and capital requirements, restrictions in financing agreements, business conditions and other factors. Under the terms of the agreements governing our outstanding indebtedness, we are restricted in the amount of dividends we can pay on our common stock.

No equity securities of PCA were sold by PCA during fiscal year 2002 which were not registered under the Securities Act of 1933.

Stock Repurchase Program

On May 16, 2001, PCA announced a $100.0 million common stock repurchase program. We currently expect to continue to repurchase shares from time to time. The following table sets forth our share repurchases during the last two years.

Time Period	Number of Shares	Average Price Per Share	Total Cost
			(In thousands)
First Quarter	––	$—	$—
Second Quarter	222,900	15.55	3,465
Third Quarter	1,589,800	16.75	26,634
Fourth Quarter	510,500	16.12	8,229
Total 2001	2,323,200	$16.50	$38,328
First Quarter	385,100	$17.54	$6,754
Second Quarter	120,100	19.61	2,355
Third Quarter	1,078,700	17.37	18,735
Fourth Quarter	303,800	16.93	5,143
Total 2002	1,887,700	$17.47	$32,987
Total Program To Date	4,210,900	$16.94	$71,315

Item 6.         SELECTED FINANCIAL DATA

The following table sets forth the selected historical financial and other data of PCA and the containerboard and corrugated products business of Pactiv Corporation (the “Group”). The selected historical financial and other data as of and for the years ended December 31, 1998, and for the period from January 1, 1999 to April 11, 1999, was derived from the audited combined financial statements of the Group. The historical financial data as of December 31, 1999 and for the period from April 12, 1999 to December 31, 1999, and for the years ended December 31, 2000, 2001and 2002 has been derived from the audited consolidated financial statements of PCA included elsewhere in this report. The information contained in the following table also should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the historical consolidated financial statements of PCA including the notes thereto, contained elsewhere in this report.

	PCA(1)				Group
	For the Year Ended December 31,			April 12, 1999 Through	Jan. 1, 1999 Through	Year Ended
	2002	2001	2000	Dec. 31, 1999	April 11, 1999	Dec. 31, 1998
(In thousands, except per share data)
Statement of Income Data:
Net sales	$1,735,858	$1,789,956	$1,921,868	$1,317,342	$453,207	$1,643,823
Income (loss) before cumulative effect of accounting change and extraordinary item	$48,179	$107,522	$172,961	$47,397	$(128,599)	$71,439
Cumulative effect of accounting change	—	(495)	—	—	—	—
Extraordinary item	—	(609)	(11,060)	(6,897)	(6,327)	—
Net income (loss)	48,179	106,418	161,901	40,500	(134,926)	71,439
Preferred dividends and accretion of preferred stock issuance costs	—	—	(18,637)	(9,296)	—	—
Net income (loss) available to common stockholders	$48,179	$106,418	$143,264	$31,204	$(134,926)	$71,439
Basic earnings per share(2):
Income (loss) before cumulative effect of accounting change and extraordinary item	$.46	$1.01	$1.47	$.41	$(1.36)	$.76
Cumulative effect of accounting change	—	—	—	—	—	—
Extraordinary item	—	(.01)	(.10)	(.07)	(.07)	—
Net income (loss) per common share	$.46	$1.00	$1.37	$.34	$(1.43)	$.76
Diluted earnings per share(2):
Income (loss) before cumulative effect of accounting change and extraordinary item	$.45	$.99	$1.43	$.39	$(1.36)	$.76
Cumulative effect of accounting change	—	—	—	—	—	—
Extraordinary item	—	(.01)	(.10)	(.07)	(.07)	—
Net income (loss) per common share	$.45	$.98	$1.33	$.32	$(1.43)	$.76
Weighted average common shares outstanding	105,053	106,277	104,890	92,108	94,600	94,600
Balance Sheet Data:
Total assets	$1,982,551	$1,971,780	$1,942,112	$2,153,208	$2,391,089	$1,367,403
Total long-term obligations(3)	742,213	795,217	869,414	1,432,553	1,760,466	17,552
Shareholders equity/interdivision account	795,875	769,834	687,424	416,699	156,697	908,392

1)      There was no activity for PCA from January 25, 1999, its date of inception, through April 11, 1999.

2)      Earnings per share through April 11, 1999 has been calculated using the historical earnings of the Group and the number of common shares resulting from the closing of the acquisition on April 12, 1999 (94,600,000 common shares after giving effect to the 220-for-one stock split). For the PCA historical period from April 12, 1999 to December 31, 1999, earnings available to common stockholders includes a reduction for $9,296 of preferred stock dividends. For the year ended December 31, 2000, earnings available to common stockholders includes reductions of $2,371 of preferred stock dividends and $16,266 for the redemption of PCA’s 12 3/8% preferred stock. PCA did not declare any dividends on its common shares in 1999, 2000, 2001 or 2002.

         For all periods presented through April 11, 1999, basic and diluted earnings per share are the same because there are no potentially dilutive securities. For the PCA historical period from April 12, 1999 to December 31, 1999 and for the years ended December 31, 2000, 2001 and 2002 diluted earnings per share includes the dilutive effect of outstanding options. This dilutive effect is calculated using the treasury stock method.

3)      Total long-term obligations include long-term debt, the current maturities of long-term debt and redeemable preferred stock. The amount excludes amounts due to Pactiv or other Tenneco affiliates as part of the Group’s interdivision account or other financing arrangement.

Item 7.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            RESULTS OF OPERATIONS

The following discussion of historical results of operations and financial condition should be read in conjunction with the audited financial statements and the notes thereto which appear elsewhere in this report.

Overview

In connection with the April 12, 1999 transactions, PCA acquired the containerboard and corrugated products business of Pactiv Corporation (the “Group”), formerly known as Tenneco Packaging Inc., a wholly owned subsidiary of Tenneco, Inc. The Group operated prior to April 12, 1999 as a division of Pactiv, and not as a separate, stand-alone entity. From its formation in January 1999 and through the closing of the acquisition on April 12, 1999, PCA did not have any significant operations.

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

According to Pulp & Paper Week, after giving effect to price changes in 2002, average mid-point prices in December 2002 for linerboard and corrugating medium, East, were 4% higher than December 2001 prices.

Pulp & Paper Week, in its February 17, 2003 publication, reported that average prices for linerboard and corrugating medium decreased $10 per ton, or 2%, and $15 per ton, or 4%, respectively, compared to December 2002 levels. The March 17, 2003 Pulp & Paper Week publication reported that prices remained unchanged from February 2003 levels.

Results of Operations

The historical results of operations of PCA are set forth below:

(In millions)	For the Year Ended December 31,
	2002	2001	2000
Net Sales	$1,735.9	$1,790.0	$1,921.9
Operating Income	$145.3	$249.5	$404.8
Interest Expense	(67.7)	(74.1)	(117.6)
Income Before Taxes, Cumulative Effect of Accounting Change and Extraordinary Item	77.6	175.4	287.2
Provision for Income Taxes	(29.4)	(67.9)	(114.2)
Income Before Cumulative Effect of Accounting Change and Extraordinary Item	48.2	107.5	173.0
Cumulative Effect of Accounting Change	—	(0.5)	—
Extraordinary Item	—	(0.6)	(11.1)
Net Income	48.2	106.4	161.9
Preferred Dividends and Accretion of Preferred Stock Issuance Costs	—	—	(18.6)
Net Income Available to Common Shareholders	$48.2	$106.4	$143.3

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

Net Sales

Net sales decreased by $54.1 million, or 3.0%, for the year ended December 31, 2002 from the year ended December 31, 2001. The decrease was primarily the result of decreased sales prices of corrugated products and containerboard, partially offset by increased corrugated products volume and slightly higher volume of containerboard sold to third parties.

Total corrugated products volume increased 3.5% to 27.5 billion square feet in 2002 compared to 26.5 billion square feet in 2001. On a comparable shipment-per-workday basis, corrugated products volume increased 3.9% in 2002 from 2001. The larger percentage increase was due to the fact that 2001 had one more workday, those days not falling on a weekend or holiday, than 2002. Containerboard volume to external domestic and export customers increased 11.4% to 477,000 tons for the year ended December 31, 2002 from 428,000 tons in the comparable period of 2001. Our total containerboard mill production in 2002 was 2,204,000 tons compared to 2,125,000 tons in 2001.

According to Pulp & Paper Week, average industry mid-point linerboard and semi-chemical medium prices for 42 lb. Liner-East and 26 lb. Medium-East, which are representative benchmark grades, were $426 and $383, respectively, per ton in 2002. This compares to $444 and $404, respectively, per ton in 2001. With respect to box prices, PCA realized an additional $9 per ton increase in October after implementing $10 per ton increases in both August and September.

In November 2002, Pulp & Paper Week reported that average linerboard prices for 42 lb. Liner-East decreased $5 per ton to $435 per ton. The same publication reported that prices for 26 lb. Medium-East, semi-chemical medium remained unchanged for the month at $395 per ton. Pulp & Paper Week reported no changes in linerboard or medium prices in December.

Income Before Interest Expense and Income Taxes (Operating Income)

Operating income decreased by $104.2 million, or 41.8%, for the year ended December 31, 2002 compared to 2001. The decrease was primarily the result of decreased sales prices, which reduced operating income by $97.8 million, plus increased costs for recycled fiber at our containerboard mills, higher medical costs and increased depreciation expense. These items were only partially offset by increased corrugated products and containerboard volume.

PCA did not record any material benefit related to changes in accounting treatment of goodwill in 2002. Goodwill amortization was not material for the years ended December 31, 2000 and 2001.

Gross profit decreased $91.4 million, or 21.9%, for the year ended December 31, 2002 from the year ended December 31, 2001. Gross profit as a percentage of sales declined from 23.3% of sales in 2001 to 18.8% of sales in the current year primarily due to the sales price decreases described above.

Corporate overhead for the year ended December 31, 2002, increased by $0.4 million, or 1.1%, from the year ended December 31, 2001.

Selling and administrative expenses increased $8.6 million, or 6.9%, for the year ended December 31, 2002 from the comparable period in 2001. The increase was primarily the result of increased salary, medical and other general selling related expenses.

Interest Expense and Income Taxes

Interest expense decreased by $6.4 million, or 8.6%, for the year ended December 31, 2002 from the comparable period in 2001, primarily due to prepayments PCA made in 2001 and 2002 on the term loans under its senior credit facility and the receivables credit facility.

PCA’s effective tax rate was 37.9% for the year ended December 31, 2002 and 38.7% for the year ended December 31, 2001. The tax rate is higher than the federal statutory rate of 35.0% due to state income taxes.

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

Net Sales

Net sales decreased by $131.9 million, or 6.9%, for the year ended December 31, 2001 from the year ended December 31, 2000. The decrease was primarily the result of decreased sales prices, reduced volume of containerboard sold to third parties, and slightly lower corrugated products volume.

Total corrugated products volume decreased 1.1% to 26.5 billion square feet in 2001 compared to 26.9 billion square feet in 2000. On a comparable shipment-per-workday basis, corrugated products volume decreased 1.5% in 2001 from 2000. The larger percentage decrease was due to the fact that 2001 had one more workday, those days not falling on a weekend or holiday, than 2000. Containerboard volume to external domestic and export customers decreased 16.0% to 428,000 tons for the year ended December 31, 2001 from 509,000 tons in the comparable period of 2000. Our total containerboard mill production in 2001 was 2,125,000 tons compared to 2,165,000 tons in 2000.

According to Pulp & Paper Week, average industry mid-point linerboard and semi-chemical medium prices for 42 lb. Liner-East and 26 lb. Medium-East, which are representative benchmark grades, were $444 and $404, respectively, per ton in 2001. This compares to $468 and $446, respectively, per ton in 2000.

Income Before Interest Expense and Income Taxes (Operating Income)

Operating income decreased by $95.0 million, or 27.6%, for the year ended December 31, 2001 compared to 2000. The decrease was the result of decreased sales prices which reduced operating income by $63.4 million in addition to lower volume of containerboard sold to third parties, and slightly lower corrugated products volume. Operating income for 2000 excludes a fourth quarter gain on timberland sales of $60.4 million.

Gross profit decreased $85.5 million, or 17.0%, for the year ended December 31, 2001 from the year ended December 31, 2000. Gross profit as a percentage of sales declined from 26.2% of sales in 2000 to 23.3% of sales in 2001 primarily due to the sales price decreases described above.

Corporate overhead for the year ended December 31, 2001, increased by $0.1 million, or 0.2%, from the year ended December 31, 2000.

Selling and administrative expenses increased $5.5 million, or 4.7%, for the year ended December 31, 2001 from the comparable period in 2000. The increase was primarily the result of increased salary and other general selling related expenses.

Interest Expense and Income Taxes

Interest expense decreased by $43.7 million, or 37.1%, for the year ended December 31, 2001 from the comparable period in 2000, primarily due to prepayments PCA made on its term loans under the senior credit facility.

PCA’s effective tax rate was 38.7% for the year ended December 31, 2001 and 39.8% for the year ended December 31, 2000. The tax rate is higher than the federal statutory rate of 35.0% due to state income taxes.

Liquidity and Capital Resources

Operating Activities

Cash flow provided by operating activities decreased $74.3 million, or 23.6%, to $240.0 million, for the year ended December 31, 2002 compared to the year ended December 31, 2001. The decrease was primarily due to lower net income as a result of decreased sales prices of containerboard and corrugated products, as well as decreased deferred income taxes and unfavorable changes in working capital. The unfavorable changes in working capital were primarily driven by higher balances of accounts receivable related to the strong sales volumes previously described, partially offset by lower inventory levels and a smaller reduction of the accounts payable balance than in 2001.

Cash flow provided by operating activities decreased $26.7 million, or 7.8%, to $314.3 million, for the year ended December 31, 2001 from the comparable period in 2000. The decrease was primarily due to lower net income and decreased deferred taxes partially offset by a favorable change in working capital, caused by lower balances of accounts receivable due to lower sales prices and volumes described previously.

Investing Activities

Cash used for investing activities decreased by $25.3 million, or 18.7%, to $109.6 million, for the year ended December 31, 2002 compared to the year ended December 31, 2001. The change was primarily the result of decreased additions to property, plant and equipment and one business acquisition in the second quarter of 2001.

Cash used for investing activities increased by $251.8 million, or 215.3%, to $134.9 million, for the year ended December 31, 2001 compared to the year ended December 31, 2000. The change was primarily attributable to a reduction in proceeds from timberland sales of $247.9 million.

As of December 31, 2002, PCA had commitments for capital expenditures of $31.3 million. PCA believes operating cash flow from continuing operations will be sufficient to fund these commitments.

Financing Activities

Cash used for financing activities decreased by $23.3 million, or 22.2%, to $81.6 million, for the year ended December 31, 2002 compared to the year ended December 31, 2001, primarily attributable to decreased prepayments made by PCA on its various debt agreements and a decrease in expenditures to repurchase PCA common stock.

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

On November 16, 2000, PCA completed the sale of approximately 385,000 acres of timberland to Southern Timber Venture, LLC. PCA received $247.9 million in cash and a 33 1/3% equity ownership interest in Southern Timber Venture, LLC. PCA recorded a pre-tax gain of $60.4 million, and a portion of the gain was not recognized as a result of PCA’s continuing ownership interest. In March 2002 PCA received a $2.3 million dividend ($1.4 million, after-tax) from Southern Timber Venture, LLC.

On November 29, 2000, PCA established an on-balance sheet securitization program for its trade accounts receivable. To effectuate this program, PCA formed a wholly-owned limited purpose subsidiary, Packaging Credit Company, LLC, or PCC, which in turn formed a wholly-owned, bankruptcy-remote, special-purpose subsidiary, Packaging Receivables Company, LLC, or PRC, for the purpose of acquiring receivables from PCC. Both of these entities are included in the consolidated financial statements of PCA. Under this program, PCC purchases on an ongoing basis substantially all of the receivables of PCA and sells such receivables to PRC. PRC and lenders established a $150.0 million receivables-backed revolving credit facility through which PRC obtains funds to purchase receivables from PCC. The receivables purchased by PRC are and will be solely the property of PRC. In the event of a liquidation of PRC, the creditors of PRC would be entitled to satisfy their claims from PRC’s assets prior to any distribution to PCC or PCA. Credit available under the receivables credit facility is on a borrowing-base formula. As a result, the full amount of the facility may not be available at all times. As of December 31, 2002, $113.0 million was outstanding and $37.0 million was available for additional borrowing under the receivables credit facility. The highest outstanding principal balance under the receivables credit facility during fiscal 2002 was $126.0 million.

Contractual Obligations

The following table summarizes PCA’s contractual obligations at December 31, 2002:

	Payments Due by Period
(In thousands)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Term loans	$79,000	$—	$45,734	$33,266	$—
Receivables credit facility	113,000	113,000	—	—	—
Senior subordinated notes, 9 5/8%, callable beginning April 1, 2004 at 104.8125%	550,000	—	—	—	550,000
Other long-term debt	213	94	119	—	—
Total short-term and long-term debt	742,213	113,094	45,853	33,266	550,000
Operating leases	94,409	19,589	31,207	12,051	31,562
Purchase commitments	19,715	15,639	4,076	—	—
Letters of credit	16,600	14,535	2,065	—	—
Total	$872,937	$162,857	$83,201	$45,317	$581,562

The lease commitments, purchase commitments and letters of credit are not reflected on PCA’s consolidated balance sheet as of December 31, 2002. See Notes 6 and 10 to the audited consolidated financial statements for additional information.

PCA’s primary sources of liquidity are cash flows from operations and borrowings under PCA’s senior revolving credit facility and receivables credit facility. As of December 31, 2002, PCA had $187.0 million in unused borrowing capacity under its existing credit agreements. PCA’s primary uses of cash are for debt service and capital expenditures. PCA expects to be able to fund its debt service and capital expenditures from these sources.

The following table provides the outstanding balance and the weighted average interest rate as of December 31, 2002 for each of PCA’s outstanding term loans, the revolving credit facility and the receivables credit facility:

Borrowing Arrangement (in thousands)	Balance at December 31, 2002	Weighted Average Interest Rate
Term Loan A	$54,618	6.70	%(a)
Term Loan B	24,382	6.95	%(a)
Senior Revolving Credit Facility:
Revolver—Eurodollar	—	N/A
Revolver—Base Rate	—	N/A
Receivables Credit Facility	113,000	1.78%
Total	$192,000	3.84%

(a)  The term loan interest rates reflect the floor of the interest rate collar agreement that expires in June of 2003 plus the applicable spread. The floor of this agreement was 4.95% at December 31, 2002.

In addition to the term loans and other borrowing arrangements noted above, PCA has $550.0 million of 9 5/8% senior subordinated notes callable beginning April 1, 2004 at 104.8125% and due 2009.

The borrowings under the senior revolving credit facility are available to fund PCA’s working capital requirements, capital expenditures and other general corporate purposes. The Term Loan A must be repaid in quarterly installments from September 2004 through 2006. The Term Loan B must be repaid in quarterly installments from March 2005 through 2007. The senior revolving credit facility will terminate in 2006. The receivables credit facility will terminate on November 29, 2003.

Since April 12, 1999, PCA has made prepayments totaling approximately $1,027.0 million using cash flow from operations of $516.0 million and proceeds from the sales of timberland of $511.0 million to permanently reduce its borrowings under the term loans and variable rate debt.

The instruments governing PCA’s indebtedness contain financial and other covenants that restrict, among other things, the ability of PCA and its subsidiaries to:

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

PCA estimates that it will make approximately $115.0 million in capital expenditures in 2003. These expenditures will be used primarily for maintenance capital, cost reduction, business growth, and environmental compliance.

PCA believes that cash generated from operations will be adequate to meet its anticipated debt service requirements, capital expenditures and working capital needs for the next 12 months, and that cash generated from operations and amounts available under the senior revolving credit facility will be adequate to meet its anticipated debt service requirements, capital expenditures and working capital needs for the foreseeable future. PCA’s future operating performance and its ability to service or refinance the notes and to service, extend or refinance the credit facilities will be subject to future economic conditions and to financial, business and other factors, many of which are beyond PCA’s control.

Environmental Matters

We are subject to, and must comply with, a variety of federal, state and local environmental laws, particularly those relating to air and water quality, waste disposal and the cleanup of contaminated soil and groundwater. Because environmental regulations are constantly evolving, we have incurred, and will continue to incur, costs to maintain compliance with those laws. In particular, the EPA finalized the Cluster Rules which govern pulp and paper mill operations, including those at the Counce, Filer City, Valdosta and Tomahawk mills. Over the next several years, the Cluster Rules will affect our allowable discharges of air and water pollutants, and require us to spend money to ensure compliance with those new rules.

As is the case with any industrial operation, we have, in the past, incurred costs associated with the remediation of soil or groundwater contamination, as required by the federal Comprehensive Environmental Response, Compensation and Liability Act, commonly known as the federal “Superfund” law, and analogous state laws. Cleanup requirements arise with respect to properties we currently own or operate, former facilities and off-site facilities where we have disposed of hazardous substances. Under the terms of the contribution agreement, Pactiv has agreed to retain all liability for all former facilities and all sites associated with pre-closing off-site waste disposal. Pactiv has also retained environmentally impaired real property in Filer City, Michigan unrelated to current mill operations.

Because liability for remediation costs under environmental laws is strict, meaning that liability is imposed without fault, joint and several, meaning that liability is imposed on each party without regard to contribution, and retroactive, we could receive notifications of cleanup liability in the future and this liability could be material. From January 1994 through December 2002, remediation costs at our mills and converting plants totaled about $2.9 million. As of December 31, 2002, we maintained an environmental reserve of $3.7 million, which includes funds relating to onsite landfills and surface impoundments as well as on-going and anticipated remedial projects. Total capital costs for environmental matters, including Cluster Rule compliance, were $4.3 million for 2002 and we currently estimate 2003 environmental capital expenditures will be $14.7 million, of which $4.4 million of the expenditures are to meet Cluster Rule requirements.

Impact of Inflation

PCA does not believe that inflation has had a material impact on its financial position or results of operations during the past three years.

Critical Accounting Policies

Management’s discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to bad debts, inventories, intangible assets, pensions and other post-retirement benefits, income taxes, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Accounts Receivable—Allowance for Doubtful Accounts

We evaluate the collectibility of our accounts receivable based upon a combination of factors. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations to us (e.g., bankruptcy filings, substantial downgrading of credit sources), we record a specific reserve for bad debts against amounts due to reduce the net recognized receivable to the amount we reasonably believe will be collected. For all other customers, we recognize reserves for bad debts consisting of 0.3% for amounts less than 90 days past due and 30% for amounts more than 90 days past due based on our historical collection experience. If our collection experience deteriorates (i.e., higher than expected defaults or an unexpected material adverse change in a major customer’s ability to meet its financial obligations to us), our estimates of the recoverability of amounts due us could be reduced by a material amount.

As of December 31, 2002, the balance in the allowance for doubtful accounts reserve was $5.8 million, compared to $5.2 million at December 31, 2001. Bad debt expense in 2002 was $3.0 million, compared to $0.7 million in 2001. Of the $2.3 million increase, $1.7 million was attributable to three customers that filed for bankruptcy during 2002. For the year ended December 31, 2001 bad debt expense was $0.7 million compared to $5.8 million in 2000. During 2000, $2.8 million of bad debt expense was attributable to six customers that filed for bankruptcy during the year.

Inventory

We record our inventory at the lower of cost or market. The estimated market value is based on assumptions for future demand and related pricing. If actual market conditions are less favorable than those projected by management, reductions in the value of inventory may be required. Raw materials, work in process and finished goods are valued using the lower of last-in, first-out (“LIFO”) cost or market method. Supplies and materials inventories are valued using a moving average cost.

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

To hedge interest rate risk, interest rate collars are used to protect against rising interest rates and simultaneously guarantee minimum interest rates related to our variable rate debt. These instruments are valued using the market standard methodology of netting the discounted future cash receipts and cash payments. The cash receipts and cash payments are based on an expectation of future interest rates derived from observed market interest rate curves. We have not changed our methods of calculating these fair values or developing the underlying assumptions. The values of these derivatives will change over time as cash receipts and payments are made and as market conditions change. Information about the fair values, notional amounts, and contractual terms of these instruments can be found in Notes 6 and 7 to our audited consolidated financial statements and the section titled “Quantitative and Qualitative Disclosures About Market Risk.” included elsewhere in this report.

In addition to the above derivative financial instruments, we have other contracts covering a portion of our purchases of natural gas and electricity that have the characteristics of derivatives but are not required to be accounted for as derivatives. These contracts for the physical delivery of these items qualify for the normal purchases exception under SFAS No. 133 as we take physical delivery of the item and use it in the production process. This exception is an election and, if not elected, these contracts would be carried on the balance sheet at fair value with changes in fair value reflected in income. These contracts cover natural gas and electricity usage at our mills through 2004. At December 31, 2002, estimated future payments under these contracts amounted to $19.7 million.

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

Impairment of Long-Lived Assets

Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. In the event that facts and circumstances indicate that the carrying amount of any long-lived assets may be impaired, an evaluation of recoverability would be performed. If an evaluation were required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset’s carrying amount to determine if a write-down to fair value were required.

Goodwill is tested annually for impairment in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.”

New Accounting Standards

For a description of changes in accounting principles affecting PCA, see Note 2 to PCA’s audited consolidated financial statements included elsewhere in this report.

Item 7A. QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

PCA is exposed to the impact of interest rate changes and changes in the market value of its financial instruments. PCA periodically enters into derivatives in order to minimize these risks, but not for trading purposes.

PCA has interest rate collar agreements that protect against rising interest rates and simultaneously guarantee a minimum interest rate. The notional amount of these collar agreements was $78.8 million and $175.0 million as of December 31, 2002 and 2001, respectively. The weighted average floor of the interest rate collar agreements was 4.95% and 5.02% as of December 31, 2002 and 2001, respectively. The weighted average ceiling of the interest rate collar agreements was 6.75% and 6.85% as of December 31, 2002 and 2001. The interest rate on approximately 41% and 71% of PCA’s variable-rate debt as of December 31, 2002 and 2001, respectively, was capped. PCA receives payments under the collar agreements if the applicable interest rate (LIBOR or commercial paper) exceeds the ceiling. Correspondingly, PCA makes payments under the collar agreements if the applicable interest rate drops below the floor. In both cases, the amounts received or paid are based upon the notional amount and the difference between the actual interest rate and the ceiling or floor rate. At December 31, 2002, the commercial paper based interest rate collar agreement expired. The remaining interest rate collar agreement, with a floor of 4.95%, expires June 30, 2003.

As a result of the collar agreements noted above and the interest rate environment, a one percent increase in interest rates would result in an increase in interest expense and a corresponding decrease in income before taxes of approximately $1.1 million and $0.7 million annually for the years ended December 31, 2002 and 2001, respectively. As of December 31, 2002 and 2001, the weighted average LIBOR was 1.40% and 1.91%, respectively, and the weighted average commercial paper rate was 1.40% and 1.92%, respectively. The effect of an interest rate change to the fair market value of the outstanding debt is insignificant. This analysis does not consider any other impact on fair market value that could exist in such an interest rate environment. In the event of a change in interest rates, management could take actions to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in PCA’s financial structure.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this item is included in a separate section of this report on page F-1.

Item 9.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
            FINANCIAL DISCLOSURES

There were no changes in or disagreements with PCA’s accountants during 2002 or 2001.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

 Information with respect to PCA’s directors is included under the caption “Board of Directors” in PCA’s Proxy Statement, and is incorporated herein by reference. Information regarding certain Section 16(a) compliance is included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in PCA’s Proxy Statement, and is incorporated herein by reference.

Executive Officers

Brief statements setting forth the age at March 18, 2003, the principal occupation, employment during the past five years, the year in which such person first became an officer of PCA, and other information concerning each of our executive officers appears below.

Paul T. Stecko is 58 years old and has served as Chief Executive Officer of PCA since January 1999 and as Chairman of PCA since March 1999. From November 1998 to April 1999, Mr. Stecko served as President and Chief Operating Officer of Tenneco Inc. From January 1997 to November 1998, Mr. Stecko served as Chief Operating Officer of Tenneco. From December 1993 through January 1997, Mr. Stecko served as President and Chief Executive Officer of Tenneco Packaging Inc. Prior to joining Tenneco Packaging, Mr. Stecko spent 16 years with International Paper Company. Mr. Stecko is a member of the board of directors of Pactiv Corporation, Tenneco Automotive Inc., State Farm Mutual Insurance Company, American Forest and Paper Association and Cives Corporation.

William J. Sweeney is 62 years old and has served as Executive Vice President—Corrugated Products of PCA since April 1999. From May 1997 to April 1999, Mr. Sweeney served as Executive Vice President—Paperboard Packaging of Tenneco Packaging Inc. From May 1990 to May 1997, Mr. Sweeney served as Senior Vice President and General Manager—Containerboard Products of Tenneco Packaging. From 1983 to May 1990, Mr. Sweeney served as General Manager and Vice President of Stone Container Corporation. From 1978 to 1983, Mr. Sweeney served as Sales Manager, Operations Manager and Division Vice President at Continental Group and from 1967 to 1978, as Sales Manager and General Manager of Boise Cascade Corporation.

Mark W. Kowlzan is 48 years old and has served as Senior Vice President—Containerboard of PCA since March 2002 and as Vice President from April 1999 to March 2002. From 1998 to April 1999, Tenneco Packaging Inc. employed Mr. Kowlzan as Vice President and General Manager—Containerboard and from May 1996 to 1998, as Operations Manager and Mill Manager of the Counce mill. Prior to joining Tenneco Packaging, Mr. Kowlzan spent 15 years at International Paper Company, where he held a series of operational positions within its mill organization.

Richard B. West is 50 years old and has served as Chief Financial Officer of PCA since March 1999, as Corporate Secretary since April 1999 and also as Senior Vice President since March 2002. From April 1999 to March 2002, Mr. West served as Vice President and from March 1999 to June 1999, Mr. West also served as Treasurer of PCA. Mr. West served as Vice President of Finance—Paperboard Packaging of Tenneco Packaging Inc. from 1995 to April 1999. Prior to joining Tenneco Packaging, Mr. West spent 20 years with International Paper Company where he served as an Internal Auditor, Internal Audit Manager and Manufacturing Controller for the Printing Papers Group and Director/ Business Process Redesign.

Stephen T. Calhoun is 57 years old and was promoted to Vice President, Human Resources of PCA in November 2002. From July 1997 to October 2002, Mr. Calhoun served as Director, Human Resources of Corporate and Containerboard Division. From April 1989 to July 1997, Mr. Calhoun was employed principally by Tenneco Packaging Inc. where he held the positions of Area Employee Relations Manager and Human Resources Manager. Prior to joining Tenneco Packaging in 1989, Mr. Calhoun spent fifteen years with the then American Can Company where he held several human resources and manufacturing positions.

Item 11. EXECUTIVE COMPENSATION

 Information with respect to executive compensation is included under the caption “Executive Compensation” in PCA’s Proxy Statement and is incorporated herein by reference, other than the Report of the Compensation Committee and the Performance Graph.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

 Information with respect to security ownership of certain beneficial owners and management is included under the caption “Information Regarding Beneficial Ownership of our Principal Shareholders, Directors and Management” in PCA’s Proxy Statement and is incorporated herein by reference.

Information with respect to securities authorized for issuance under equity compensation plans is included under the caption “Compensation of Executive Officers” in PCA’s Proxy Statement and is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information with respect to certain relationships and related transactions is included under the caption “Certain Relationships and Related Transactions” in PCA’s Proxy Statement and is incorporated herein by reference.

Item 14. CONTROLS AND PROCEDURES

PCA’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of PCA’s disclosure controls and procedures, as defined in Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as of a date within 90 days of the filing date of this annual report and concluded that PCA’s disclosure controls and procedures were functioning properly as of the evaluation date.

Based on this most recent evaluation, there do not appear to have been any significant changes in PCA’s internal controls or in other factors that could significantly affect these controls subsequent to the date of this evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses. The results of this evaluation have been discussed with PCA’s Audit Committee and with Ernst & Young LLP, PCA’s independent auditors.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)           The following documents are filed as a part of this report:

(1)          The financial statements listed in the “Index to Financial Statements.”

(2)          Financial Statement Schedules

The following consolidated financial statement schedule of PCA for the years ended December 31, 2002, 2001 and 2000 is included in this report.

Schedule II—Packaging Corporation of America—Valuation and Qualifying Accounts.

Allowance for doubtful accounts receivable	Balance Beginning of Year	Provision (Benefit)	Additions/ Deductions from Reserves*	Translation Adjustments	Balance End of Year
2002	5,232	2,963	(2,374)	—	5,821
2001	6,394	674	(1,836)	—	5,232
2000	4,681	5,820	(4,107)	—	6,394

*                    Consists primarily of write-offs net of recoveries of bad debts.

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions, are inapplicable or not material, or the information called for thereby is otherwise included in the financial statements and therefore has been omitted.

(b)          Reports on Form 8-K

PCA did not file any Reports on Form 8-K during the last quarter of the period covered by this report.

(c)           Exhibits

Exhibit Number	Description
2.1

Contribution Agreement, dated as of January 25, 1999, among Pactiv Corporation (formerly known as Tenneco Packaging Inc.) (“Pactiv”), PCA Holdings LLC (“PCA Holdings”) and Packaging Corporation of America (“PCA”).(2)

2.2	Letter Agreement Amending the Contribution Agreement, dated as of April 12, 1999, among Pactiv, PCA Holdings and PCA.(2)
3.1	Restated Certificate of Incorporation of PCA.(2)
3.2	Form of Certificate of Amendment to Restated Certificate of Incorporation of PCA.(1)
3.3	Form of Second Amended and Restated By-laws of PCA.(1)
4.1

Indenture, dated as of April 12, 1999, by and among PCA, Dahlonega Packaging Corporation (“Dahlonega”), Dixie Container Corporation (“Dixie”), PCA Hydro Inc. (“PCA Hydro”), PCA Tomahawk Corporation (“PCA Tomahawk”), PCA Valdosta Corporation (“PCA Valdosta”) and United States Trust Company of New York.(2)

4.2	Form of Rule 144A Global Note and Subsidiary Guarantee. (Incorporated herein by reference to Exhibit 4.6 to PCA’s Registration Statement on Form S-4, Registration No. 333-79511.)

4.3	Form of certificate representing shares of common stock. (Incorporated herein by reference to Exhibit 4.9 to PCA’s Registration Statement on Form S-1, Registration No. 333-86963.)
10.1

Amended and Restated Credit Agreement, dated as of April 12, 1999, and Amended and Restated as of June 29, 2000, among PCA, the lenders party thereto from time to time, J.P. Morgan Securities Inc. (“J.P. Morgan”), Deutsche Bank Securities Inc. (“Deutsche Bank”), Goldman Sachs Credit Partners L.P. (“Goldman Sachs”) and Morgan Guaranty Trust Company of New York (“Morgan Guaranty”).(3)

10.2

First Amendment, dated as of September 11, 2000, among PCA, the lenders party to the Amended and Restated Credit Agreement, J.P. Morgan, Deutsche Bank, Goldman Sachs, and Morgan Guaranty. (Incorporated herein by reference to Exhibit 10.1 to PCA’s Quarterly Report on Form 10-Q for the period ended September 30, 2000.)

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
10.7

Second Amendment, dated as of March 8, 2002, among PCA, the lenders party to the Amended and Restated Credit Agreement, J.P. Morgan, Deutsche Bank, Goldman Sachs and JPMorgan Chase Bank. (Incorporated herein by reference to Exhibit 10.1 to PCA’s Quarterly Report on Form 10-Q for the period ended March 31, 2002.)

10.8	Registration Rights Agreement, dated as of April 12, 1999, by and among Pactiv, PCA Holdings and PCA.(2)
10.9	Holding Company Support Agreement, dated as of April 12, 1999, by and between PCA Holdings and PCA.(2)
10.10	Intentionally omitted.
10.11	Human Resources Agreement, dated as of April 12, 1999, by and among Tenneco Automotive Inc. (formerly known as Tenneco Inc.), Pactiv and PCA.(2)
10.12	Purchase/Supply Agreement, dated as of April 12, 1999, between PCA and Tenneco Packaging Speciality and Consumer Products Inc.(2)
10.13	Purchase/Supply Agreement, dated as of April 12, 1999, between PCA and Pactiv.(2)
10.14	Purchase/Supply Agreement, dated as of April 12, 1999, between PCA and Tenneco Automotive Inc.(2)
10.15	Technology, Financial and Administrative Transition Services Agreement, dated as of April 12, 1999, between Pactiv and PCA.(2)
10.16	Letter Agreement Regarding Terms of Employment, dated as of January 25, 1999, between PCA and Paul T. Stecko.*(2)
10.17	Letter Agreement Regarding Terms of Employment, dated as of May 19, 1999, between PCA and Paul T. Stecko.*(2)

10.18	1999 Long-Term Equity Incentive Plan, effective as of October 19, 1999.*(1)
10.19	Management Equity Agreement, dated as of June 1, 1999, among PCA, Paul T. Stecko and the Paul T. Stecko 1999 Dynastic Trust.*(2)
10.20	Form of Management Equity Agreement, dated as of June 1, 1999, among PCA and the members of management party thereto.*(2)
10.21	Intentionally omitted.
10.22	Amended and Restated 1999 Management Equity Compensation Plan, effective as of June 2, 1999.*(2)
10.23

Credit and Security Agreement, dated as of November 29, 2000, among Packaging Receivables Company, LLC (“PRC”), Packaging Credit Company, LLC (“PCC”), Blue Ridge Asset Funding Corporation and Wachovia Bank, N.A.(4)

10.24	Receivables Sale Agreement, dated as of November 29, 2000, between PCC and PCA.(4)
10.25	Purchase and Sale Agreement, dated as of November 29, 2000, between PCC and PRC.(4)
21.1	Subsidiaries of the Registrant
23.1	Consent of Ernst & Young LLP.
24.1	Powers of Attorney.
99.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Risk Factors.

*                    Management contract or compensatory plan or arrangement.

(1)          Incorporated herein by reference to the same numbered exhibit to PCA’s Registration Statement on Form S-1 (Registration No. 333-86963).

(2)          Incorporated herein by reference to the same numbered exhibit to PCA’s Registration Statement on Form S-4 (Registration No. 333-79511).

(3)          Incorporated herein by reference to the same numbered exhibit to PCA’s Quarterly Report on Form 10-Q for the period ended June 30, 2000.

(4)          Incorporated herein by reference to the same numbered exhibit to PCA’s Annual Report on Form 10-K for the period ended December 31, 2001.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 18, 2003.

Packaging Corporation of America
By:	/s/ Paul T. Stecko
Name: Paul T. Stecko Title: Chairman and Chief Executive Officer
By:	/s/ Richard B. West
Name: Richard B. West Title: Senior Vice President, Chief Financial Officer and Corporate Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 18, 2003.

Signature	Title

/s/ Paul T. Stecko	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)
Paul T. Stecko
/s/ Richard B. West	Senior Vice President, Chief Financial Officer and Corporate Secretary (Principal Financial and Accounting Officer)
Richard B. West
*	Director
Henry F. Frigon
*	Director
Louis A. Holland
*	Director
Justin S. Huscher
*	Director
Samuel M. Mencoff
*	Director
Thomas S. Souleles
*	Director
Rayford K. Williamson

*By:
Richard B. West (Attorney-In-Fact)

CERTIFICATIONS

I, Paul T. Stecko, certify that:

(1)   I have reviewed this annual report on Form 10-K of Packaging Corporation of America;

(2)   Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

(3)   Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of Packaging Corporation of America as of, and for, the periods presented in this annual report;

(4)   PCA’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for PCA and we have:

a)     designed such disclosure controls and procedures to ensure that material information relating to PCA, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)     evaluated the effectiveness of PCA’s disclosure controls and procedures as of a date within 90 days prior to the filing of this annual report (the “Evaluation Date”); and

c)     presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5)   PCA’s other certifying officer and I have disclosed, based on our most recent evaluation, to PCA’s auditors and the Audit Committee of PCA’s Board of Directors (or persons performing the equivalent function):

a)     all significant deficiencies in the design or operation of internal controls which could adversely affect the PCA’s ability to record, process, summarize and report financial data and have identified for the PCA’s auditors any material weaknesses in internal controls; and

b)     any fraud, whether or not material, that involves management or other employees who have a significant role in PCA’s internal controls; and

(6)   PCA’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Paul T. Stecko
Paul T. Stecko Chairman and Chief Executive Officer
March 18, 2003

I, Richard B. West, certify that:

(1)   I have reviewed this annual report on Form 10-K of Packaging Corporation of America;

(2)   Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

(3)   Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of Packaging Corporation of America as of, and for, the periods presented in this annual report;

(4)   PCA’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for PCA and we have:

a.      designed such disclosure controls and procedures to ensure that material information relating to PCA, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.      evaluated the effectiveness of PCA’s disclosure controls and procedures as of a date within 90 days prior to the filing of this annual report (the “Evaluation Date”); and

c.      presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5)   PCA’s other certifying officer and I have disclosed, based on our most recent evaluation, to PCA’s auditors and the Audit Committee of PCA’s Board of Directors (or persons performing the equivalent function):

a.      all significant deficiencies in the design or operation of internal controls which could adversely affect PCA’s ability to record, process, summarize and report financial data and have identified for PCA’s auditors any material weaknesses in internal controls; and

b.      any fraud, whether or not material, that involves management or other employees who have a significant role in PCA’s internal controls; and

(6)   PCA’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Richard B. West
Richard B. West Senior Vice President, Chief Financial Officer and Corporate Secretary
March 18, 2003

REPORT OF INDEPENDENT AUDITORS

Board of Directors and Shareholders of Packaging Corporation of America:

We have audited the accompanying consolidated balance sheets of Packaging Corporation of America (the “Company”) as of December 31, 2002 and 2001, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Packaging Corporation of America at December 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the audited consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, on January 1, 2001.

Ernst & Young LLP

Chicago, Illinois
January 20, 2003

Packaging Corporation of America
Consolidated Balance Sheets
As of December 31, 2002 and 2001

	2002	2001
(In thousands, except share and per share amounts)
Assets
Current assets:
Cash and cash equivalents	$131,305	$82,465
Accounts and notes receivable, net of allowance for doubtful accounts of $5,821 and $5,232 as of December 31, 2002 and 2001, respectively	175,716	170,175
Inventories	160,549	170,173
Prepaid expenses and other current assets	22,600	12,058
Deferred income taxes	19,384	13,346
Total current assets	509,554	448,217
Property, plant and equipment, net	1,408,980	1,451,224
Intangible assets, net of accumulated amortization of $1,726 and $1,647 as of December 31, 2002 and 2001, respectively	3,854	4,037
Other long-term assets	60,163	68,302
Total assets	$1,982,551	$1,971,780
Liabilities and shareholders’ equity
Current liabilities:
Short-term debt and current maturities of long-term debt	$113,094	$54
Accounts payable	85,807	93,873
Accrued interest	13,362	13,590
Accrued liabilities	84,543	84,378
Total current liabilities	296,806	191,895
Long-term liabilities:
Long-term debt	629,119	795,163
Deferred income taxes	241,372	194,452
Other liabilities	19,379	20,436
Total long-term liabilities	889,870	1,010,051
Shareholders’ equity:
Common stock (par value $.01 per share, 300,000,000 shares authorized, 104,510,094 shares and 105,570,203 shares issued as of December 31, 2002 and 2001, respectively)	1,045	1,056
Additional paid in capital	466,911	490,915
Retained earnings	329,065	280,886
Accumulated other comprehensive income (loss):
Unrealized loss on derivatives, net	(811)	(2,967)
Cumulative foreign currency translation adjustment	(1)	—
Total accumulated other comprehensive income (loss)	(812)	(2,967)
Common stock held in treasury, at cost (18,800 shares and 3,000 shares as of December 31, 2002 and 2001, respectively)	(334)	(56)
Total shareholders’ equity	795,875	769,834
Total liabilities and shareholders’ equity	$1,982,551	$1,971,780

See notes to consolidated financial statements.

Packaging Corporation of America
Consolidated Statements of Income

	Year Ended December 31,
	2002	2001	2000
(In thousands, except per share amounts)
Net sales	$1,735,858	$1,789,956	$1,921,868
Cost of sales	(1,409,294)	(1,372,019)	(1,418,465)
Gross profit	326,564	417,937	503,403
Selling and administrative expenses	(132,477)	(123,886)	(118,373)
Other income (expense), net	(8,069)	(4,306)	59,996
Corporate overhead	(40,738)	(40,290)	(40,192)
Income before interest, taxes, cumulative effect of accounting change and extraordinary item	145,280	249,455	404,834
Interest expense, net	(67,666)	(74,021)	(117,683)
Income before taxes, cumulative effect of accounting change and extraordinary item	77,614	175,434	287,151
Provision for income taxes	(29,435)	(67,912)	(114,190)
Income before cumulative effect of accounting change and extraordinary item	48,179	107,522	172,961
Cumulative effect of accounting change, net of tax	—	(495)	—
Income before extraordinary item	48,179	107,027	172,961
Extraordinary item, net of tax	—	(609)	(11,060)
Net income	48,179	106,418	161,901
Preferred dividends and accretion of preferred stock issuance costs	—	—	(18,637)
Net income available to common shareholders	$48,179	$106,418	$143,264
Weighted average common shares outstanding
Basic	105,053	106,277	104,890
Diluted	107,208	108,801	107,518
Basic earnings per common share:
Income before cumulative effect of accounting change and extraordinary item	$0.46	$1.01	$1.47
Cumulative effect of accounting change	—	—	—
Extraordinary item	—	(0.01)	(0.10)
Net income per common share	$0.46	$1.00	$1.37
Diluted earnings per common share:
Income before cumulative effect of accounting change and extraordinary item	$0.45	$0.99	$1.43
Cumulative effect of accounting change	—	—	—
Extraordinary item	—	(0.01)	(0.10)
Net income per common share	$0.45	$0.98	$1.33

See notes to consolidated financial statements.

Packaging Corporation of America
Consolidated Statements of Changes in Shareholders’ Equity
For the Period January 1, 2000 through December 31, 2002

								Accumulated
	Junior Preferred						Additional	Other		Total
	Stock		Common Stock		Treasury Stock		Paid In	Comprehensive	Retained	Shareholders’
(In thousands except share data)	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Earnings	Equity
Balance at January 1, 2000	100	$—	94,600,000	$946	—	$—	$384,549	$—	$31,204	$416,699
Net income	—	—	—	—	—	—	—	—	161,901	161,901
Initial public offering	—	—	11,250,000	112	—	—	125,852	—	—	125,964
Redemption of preferred stock	—	—	—	—	—	—	—	—	(16,266)	(16,266)
Dividends declared on preferred stock	—	—	—	—	—	—	—	—	(2,291)	(2,291)
Accretion of preferred stock costs	—	—	—	—	—	—	—	—	(80)	(80)
Exercise of stock options	—	—	398,138	4	—	—	1,807	—	—	1,811
Treasury stock	—	—	—	—	(27,470)	(314)	—	—	—	(314)
Buyout of preferred stock	(100)	—	—	—	—	—	—		—	—
Balance at December 31, 2000	—	$—	106,248,138	$1,062	(27,470)	$(314)	$512,208	$—	$174,468	$687,424
Net income	—	—	—	—	—	—	—	—	106,418	106,418
Loss on derivatives:
Loss on derivatives, net of $2,143 income taxes	—	—	—	—	—	—	—	(3,329)	—	(3,329)
Less: reclassification adjustment, net of ($233) income taxes	—	—	—	—	—	—	—	362	—	362
Total comprehensive income, net of tax										103,451
Exercise of stock options	—	—	1,669,735	17	—	—	17,270	—	—	17,287
Common stock (repurchases)/retirement, net	—	—	(2,347,670)	(23)	24,470	258	(38,563)	—	—	(38,328)
Balance at December 31, 2001	—	$—	105,570,203	$1,056	(3,000)	$(56)	$490,915	$(2,967)	$280,886	$769,834
Net income	—	—	—	—	—	—	—	—	48,179	48,179
Gain on derivatives, net of $1,388 income taxes	—	—	—	—	—	—	—	2,156	—	2,156
Foreign currency translation adjustment	—	—	—	—	—	—	—	(1)	—	(1)
Total comprehensive income, net of tax										50,334
Exercise of stock options	—	—	811,791	8	—	—	8,686	—	—	8,694
Common stock (repurchases)/retirement, net	—	—	(1,871,900)	(19)	(15,800)	(278)	(32,690)	—	—	(32,987)
Balance at December 31, 2002	—	$—	104,510,094	$1,045	(18,800)	$(334)	$466,911	$(812)	$329,065	$795,875

See notes to consolidated financial statements.

Packaging Corporation of America
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2002	2001	2000
(In thousands)
Cash Flows from Operating Activities:
Net income	$48,179	$106,418	$161,901
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	149,380	141,516	140,841
Amortization of financing costs	4,033	4,851	7,375
Cumulative effect of accounting change	—	495	—
Extraordinary loss—early debt extinguishment	—	609	11,060
Increase in deferred income taxes	36,006	46,354	83,276
Gain on sale of timberlands	—	—	(60,414)
(Gain) loss on disposal of property, plant and equipment	5,171	1,718	(103)
Pension and postemployment benefits	2,324	1,996	862
Tax benefit associated with stock option exercises	4,212	9,562	—
Other, net	369	516	1,668
Changes in components of working capital:
(Increase) decrease in current assets—
Accounts receivable	(5,592)	47,077	(6,940)
Inventories	9,624	(9,821)	5,207
Prepaid expenses and other	(6,194)	(6,285)	2,443
Increase (decrease) in current liabilities—
Accounts payable	(8,074)	(21,910)	(13,663)
Accrued liabilities	578	(8,799)	7,490
Net cash provided by operating activities	240,016	314,297	341,003
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(107,404)	(131,158)	(128,991)
Additions to long term assets	(5,027)	(3,467)	(4,748)
Acquisition of businesses	—	(4,827)	—
Proceeds from disposals of property, plant and equipment	2,806	4,570	3,249
Proceeds from timberlands sales	—	—	247,936
Investments in joint venture	—	—	(500)
Net cash provided by (used for) investing activities	(109,625)	(134,882)	116,946
Cash Flows from Financing Activities:
Redemption of preferred stock	—	—	(124,432)
Proceeds from long-term debt issued	—	—	142,605
Payments on long-term debt	(53,046)	(74,239)	(602,826)
Proceeds from initial public offering	—	—	126,364
Financing costs	—	—	(3,565)
Repurchases of common stock	(32,987)	(38,328)	(314)
Issuance of common stock upon exercise of stock options	4,482	7,725	1,811
Net cash used for financing activities	(81,551)	(104,842)	(460,357)
Net increase (decrease) in cash and cash equivalents	48,840	74,573	(2,408)
Cash and cash equivalents, beginning of period	82,465	7,892	10,300
Cash and cash equivalents, end of period	$131,305	$82,465	$7,892

See notes to consolidated financial statements.

Packaging Corporation of America
Notes to Consolidated Financial Statements
December 31, 2002

1.  BASIS OF PRESENTATION AND NATURE OF BUSINESS

Packaging Corporation of America (“PCA” or the “Company”) was incorporated on January 25, 1999 pursuant to the General Corporation Law of the State of Delaware. PCA was formed to acquire the containerboard and corrugated packaging products business (the “Group”) of Pactiv Corporation, formerly known as Tenneco Packaging Inc., a wholly owned subsidiary of Tenneco Inc. PCA had no operations from the date of incorporation on January 25, 1999 to April 11, 1999.

On April 12, 1999, Pactiv Corporation (“Pactiv”) sold the Group to PCA for $2.2 billion. The Group is the predecessor to PCA. The $2.2 billion purchase price paid to Pactiv for the Group consisted of $246.5 million in cash, the assumption of $1.8 billion of debt incurred by Pactiv immediately prior to closing, and the issuance of a 45% common equity interest in PCA. PCA Holdings LLC, an entity organized and controlled by Madison Dearborn Partners, LLC, acquired the remaining 55% common equity interest in PCA for $236.5 million in cash. These events are collectively referred to as the “Transactions.” Because significant veto rights were retained by Pactiv, the carryover basis of accounting was used and no goodwill was recognized. Fees of $23.8 million were incurred as part of the Transactions and were recorded as a charge to shareholders’ equity.

On August 25, 1999, PCA Holdings LLC and Pactiv agreed that the acquisition consideration should be reduced as a result of a post-closing price adjustment by $20.0 million. On September 23, 1999, Pactiv paid PCA $20.7 million, representing the $20.0 million adjustment and $0.7 million of interest through the date of payment by Pactiv.

The Company is comprised of mills and corrugated products operations. The mill operations (the “Mills”) consist of two kraft linerboard mills located in Counce, Tennessee, and Valdosta, Georgia, and two medium mills located in Filer City, Michigan, and Tomahawk, Wisconsin. The Mills also include two recycling centers located in Nashville and Jackson, Tennessee. The Company leases the cutting rights to approximately 140,000 acres of timberland as of December 31, 2002. The Mills transfer the majority of their output to PCA’s corrugated products operations (“Corrugated”).

PCA’s corrugated manufacturing operations consist of 64 corrugated products plants, a technical and development center, five graphic design centers, a rotogravure printing operation and a complement of packaging supplies and distribution centers. All plants are located in North America. Corrugated products manufacturing plants combine linerboard and medium (primarily from PCA’s mills) into sheets that are converted into corrugated shipping containers, point-of-sale graphics packaging, point-of-purchase displays and other specialized packaging. Our corrugated products manufacturing plants sell to diverse customers primarily in North America.

As  of December 31, 2002, we had approximately 7,900 employees. Approximately 2,200 of these employees were salaried and approximately 5,700 were hourly. Approximately 75% of our hourly employees are represented by unions. Our unionized employees are represented primarily by the Paper, Allied Industrial, Chemical, Energy Workers International Union, the International Association of Machinists, the Graphic Communications International Union and the United Steel Workers of America (USWA).

The contract for our unionized mill employees at our Valdosta, Georgia kraft linerboard mill expires in September 2003. Contracts for unionized mill employees at our three remaining containerboard mills expire between October 2005 and June 2007. Contracts for unionized converting plant employees expire

Packaging Corporation of America
Notes to Consolidated Financial Statements (Continued)
December 31, 2002

1.  BASIS OF PRESENTATION AND NATURE OF BUSINESS (Continued)

between February 2003 and November 2008. We are currently in negotiations to renew or extend any union contracts that have recently expired or are expiring in the near future.

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

Accounts Receivable

The collectibility of PCA’s accounts receivable is based upon a combination of factors. In circumstances where a specific customer is unable to meet its financial obligations to us (e.g., bankruptcy filings, substantial downgrading of credit sources), a specific reserve for bad debts is recorded against amounts due to reduce the net recognized receivable to the amount we reasonably believe will be collected. For all other customers, reserves for bad debts are recognized consisting of 0.3% for amounts less than 90 days past due and 30% for amounts more than 90 days past due based on historical collection experience. If collection experience deteriorates (i.e., higher than expected defaults or an unexpected material adverse change in a major customer’s ability to meet its financial obligations to us), the estimate of the recoverability of amounts due could be reduced by a material amount.

Inventories

Raw materials, work in process and finished goods are valued using the lower of last-in, first-out (“LIFO”) cost or market method. Supplies and materials inventories are valued using a moving average cost. All inventories are stated at the lower of cost or market. Inventories valued using the LIFO method comprised 71% and 73% of inventories at current cost at December 31, 2002 and 2001, respectively.

Packaging Corporation of America
Notes to Consolidated Financial Statements (Continued)
December 31, 2002

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The components of inventories are as follows:

	December 31,
	2002	2001
(In thousands)
Raw materials	$73,730	$82,540
Work in process	5,423	5,989
Finished goods	49,306	51,227
Supplies and materials	61,571	58,118
Inventories at FIFO cost	190,030	197,874
Excess of FIFO over LIFO cost	(29,481)	(27,701)
Inventory, net	$160,549	$170,173

Property, Plant and Equipment

Property, plant and equipment and timber and timberlands are recorded at cost.

Property, plant and equipment by major classification are as follows:

	December 31,
	2002	2001
(In thousands)
Land and land improvements	$75,006	$71,936
Buildings	298,616	292,571
Machinery and equipment	2,147,210	2,071,048
Other	32,248	32,802
Property, plant and equipment, at cost	2,553,080	2,468,357
Less: Accumulated depreciation	(1,173,421)	(1,065,425)
Total	1,379,659	1,402,932
Construction in progress	27,985	44,997
Timber and timberlands, at cost, less depletion	1,336	3,295
Property, plant and equipment, net	$1,408,980	$1,451,224

The amount of interest capitalized related to construction in progress was approximately $0.4 million, $0.9 million and $0.6 million for the years ended December 31, 2002, 2001 and 2000, respectively.

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

Packaging Corporation of America
Notes to Consolidated Financial Statements (Continued)
December 31, 2002

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Timber depletion is provided on the basis of timber cut during the period related to the estimated quantity of recoverable timber. Assets under capital leases are depreciated on the straight-line method over the term of the lease.

Expenditures for repairs and maintenance are expensed as incurred.

Intangible Assets

The Company has capitalized certain intangible assets, primarily customer lists, covenants not to compete, and goodwill, based on their estimated fair value at the date of acquisition. Amortization is provided for customer lists on a straight-line basis over periods ranging from 10 to 15 years. Covenants not to compete are amortized on a straight-line basis over the terms of the respective agreements. Goodwill, which amounted to $1.8 million and $1.3 million as of December 31, 2002 and 2001, respectively, is not being amortized but is subject to annual impairment tests in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” beginning January 1, 2002. Goodwill amortization was not material during the years ended December 31, 2000 and 2001.

Other Long-Term Assets

PCA has capitalized certain costs related to obtaining its financing. These costs are amortized to interest expense using the effective interest rate method over the terms of the senior credit facility and senior subordinated notes, which range from four years to seven years. Unamortized deferred financing costs were $19.2 million and $23.2 million as of December 31, 2002 and 2001, respectively.

PCA currently leases the cutting rights to approximately 140,000 acres of timberland and capitalizes the annual lease payments and reforestation costs associated with these leases. These costs are recorded as depletion when timber is harvested and used in PCA’s business operations. Capitalized long-term lease costs were $21.0 million and $23.1 million as of December 31, 2002 and 2001, respectively.

PCA also capitalizes certain costs related to the purchase and development of software which is used in its business operations. The costs attributable to these software systems are amortized over their estimated useful lives based on various factors such as the effects of obsolescence, technology and other economic factors. Capitalized software costs were $11.8 million and $12.4 million as of December 31, 2002 and 2001, respectively.

Impairment of Long-Lived Assets

Long-lived assets to be held and used are reviewed for impairment in accordance with provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” In the event that facts and circumstances indicate that the carrying amount of any long-lived assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset’s carrying amount to determine if a write-down to fair value is required.

Goodwill is tested annually for impairment in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.”

Packaging Corporation of America
Notes to Consolidated Financial Statements (Continued)
December 31, 2002

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Financial Instruments

The Company uses interest rate collar agreements to manage interest costs and the risk associated with changing interest rates.

Income Taxes

PCA utilizes the liability method of accounting for income taxes whereby it recognizes deferred tax assets and liabilities for the future tax consequences of temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets will be reduced by a valuation allowance if, based upon management’s estimates, it is more likely than not that a portion of the deferred tax assets will not be realized in a future period. The estimates utilized in the recognition of deferred tax assets are subject to revision in future periods based on new facts or circumstances.

Revenue Recognition

The Company recognizes revenue as title to the products is transferred to customers. Shipping and handling costs are included in cost of sales. Shipping and handling billings to a customer in a sales transaction are included in revenue.

Research and Development

Research and development costs are expensed as incurred. The amount charged to expense was $6.7 million, $5.5 million, and $3.4 million for the years ended December 31, 2002, 2001 and 2000, respectively.

Freight Trades

PCA regularly trades containerboard with other manufacturers primarily to reduce shipping costs. The freight trade transactions are accounted for primarily as transactions in the inventory accounts; the impact on income is not material.

Segment Information

PCA is primarily engaged in one line of business: the manufacture and sale of packaging materials, boxes and containers for industrial and consumer markets. No single customer accounts for more than 10% of total revenues. PCA’s manufacturing operations are located within the United States.

Comprehensive Income (Loss)

For the years ended December 31, 2002 and 2001, total comprehensive income was $2.2 million more than net income due to derivative gains and foreign currency translation adjustments, and $3.0 million less than net income due to derivative losses, respectively. There was no difference for the year ended December 31, 2000.

Packaging Corporation of America
Notes to Consolidated Financial Statements (Continued)
December 31, 2002

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Derivative Instruments and Hedging Activities and Accounting Change

Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 137 and SFAS No. 138. The Statement requires the Company to recognize derivative instruments as either assets or liabilities in the balance sheet at fair value. It further provides criteria for derivative instruments to be designated as fair value, cash flow or foreign currency hedges and establishes respective accounting standards for reporting changes in the fair value of the derivative instruments. The gains or losses resulting from adjusting the derivative instruments to fair value are recorded in net income or accumulated other comprehensive income (loss) (OCI), as appropriate.

The Company recorded a transition adjustment upon adoption of SFAS No. 133 to recognize its derivative instruments at fair value and to recognize the effective and ineffective portions of the cash flow hedges. The effect of this transition adjustment was to decrease reported net income in the first quarter of 2001 by approximately $0.5 million ($0.8 million pre-tax). The Company also recorded a minimal transition adjustment in OCI and an increase in noncurrent liabilities of approximately $0.8 million.

The Company uses derivative instruments to manage interest costs and the risk associated with changing interest rates. The Company’s objectives for holding derivatives are to minimize the risks using the most effective methods to eliminate or reduce the impacts of these exposures. The Company has one interest rate collar agreement that protects against rising interest rates and simultaneously guarantees a minimum interest rate. As interest rates change, the differential paid or received is recognized in interest expense of the period. Interest rate collar agreements are accounted for as cash flow hedges.

Derivative losses included in OCI as of December 31, 2002, will be reclassified into earnings over the lives of the collar agreements, through June 30, 2003.

New Accounting Pronouncements

Effective January 1, 2002, the Company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations” for a disposal of a segment of a business. The adoption of SFAS No. 144 on January 1, 2002, did not have a material impact on the Company’s consolidated financial position or results of operations.

In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which is effective for fiscal years beginning after June 15, 2002. The Statement requires legal obligations associated with the retirement of long-lived assets to be recognized at their fair value at the time that the obligations are incurred. Upon initial recognition of a liability, that cost should be capitalized as part of the related long-lived asset and allocated to expense over the useful life of the asset. The Company will adopt the new rules on asset retirement obligations on January 1, 2003. The adoption of the Statement is not expected to have a material impact on the Company’s financial statements.

Packaging Corporation of America
Notes to Consolidated Financial Statements (Continued)
December 31, 2002

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” effective for exit or disposal activities initiated after December 31, 2002. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).”  The adoption of SFAS No. 146 on January 1, 2003, is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

In November 2002, the FASB issued FASB Interpretation (“FIN”) No. 45, “Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.”  This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This Interpretation does not prescribe a specific approach for subsequently measuring the guarantor’s recognized liability over the term of the related guarantee. This Interpretation also incorporates, without change, the guidance in FIN No. 34, “Disclosure of Indirect Guarantees of Indebtedness of Others,” which is being superseded. The initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. See Note 6, Debt, for disclosures regarding letters of credit.

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities,” which addresses the financial reporting by companies involved with variable interest entities. A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN No. 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. Previously, a company generally included an entity in its consolidated financial statements only if it controlled the entity through voting interests. The consolidation requirements of FIN No. 46 apply immediately to variable interest entities created after January 31, 2003. Existing variable interest entities must be consolidated in the first fiscal year or interim period beginning after June 15, 2003. The Company is a 33 1/3% owner of Southern Timber Venture, LLC. The Company is currently evaluating FIN No. 46 to determine if Southern Timber Venture, LLC is a variable interest entity and if so which, if any, entity is the primary beneficiary for consolidation purposes.

Also in January 2003, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” which amends SFAS No. 123, “Accounting for Stock-Based Compensation.”  SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. SFAS No. 148 is effective for fiscal years ending after December 15, 2002. See Note 2, Stock-Based Compensation, for disclosure information.

Packaging Corporation of America
Notes to Consolidated Financial Statements (Continued)
December 31, 2002

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock-Based Compensation

PCA entered into management equity agreements in June 1999 with 125 of its management-level employees. These agreements provide for the grant of options to purchase up to an aggregate of 6,576,460 shares of PCA’s common stock at $4.55 per share, the same price per share at which PCA Holdings LLC purchased common stock in the Transactions. The agreement called for these options to vest ratably over a five-year period, or upon completion of an initial public offering, full vesting with contractual restrictions on transfer for a period of up to 18 months following completion of the offering. The options vested with the initial public offering in January 2000, and the restriction period ended August, 2001.

In October 1999, the Company adopted a long-term equity incentive plan, which provides for grants of stock options, stock appreciation rights (SARs), restricted stock and performance awards to directors, officers and employees of PCA, as well as others who engage in services for PCA. Option awards granted to officers and employees vest ratably over a four-year period, whereas option awards granted to directors vest immediately. Under the plan, which will terminate on June 1, 2009, up to 4,400,000 shares of common stock is available for issuance under the long-term equity incentive plan.

A summary of the Company’s stock option activity, and related information for the years ended December 31, 2002, 2001 and 2000 follows:

	Options	Weighted-Average Exercise Price
Balance, January 1, 2000	6,569,200	$4.55
Granted	1,059,700	11.92
Exercised	(398,138)	4.55
Forfeited	(26,560)	6.88
Balance, December 31, 2000	7,204,202	$5.62
Granted	953,350	15.45
Exercised	(1,662,475)	4.59
Forfeited	(16,634)	11.18
Balance, December 31, 2001	6,478,443	$7.31
Granted	871,000	19.55
Exercised	(811,791)	5.52
Forfeited	(63,550)	15.44
Balance, December 31, 2002	6,474,102	$9.10

Packaging Corporation of America
Notes to Consolidated Financial Statements (Continued)
December 31, 2002

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The following table summarizes information for options outstanding and exercisable at December 31, 2002:

	Options Outstanding				Options Exercisable
Range of Exercise Price	Number	Year Granted	Weighted-Average Remaining Life	Weighted-Average Exercise Price	Number	Weighted-Average Exercise Price
$4.55	3,790,015	1999	6.5	$4.55	3,790,015	$4.55
$10.44-$12.00	925,275	2000	7.4	11.90	437,825	11.87
$13.38-$15.50	902,912	2001	8.4	15.45	236,138	15.31
$19.55-$19.59	855,900	2002	9.5	19.55	21,000	19.59
	6,474,102			$9.10	4,484,978	$5.90

As permitted by SFAS No. 123, “Accounting for Stock-Based Compensation” and amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” the Company has elected to account for its stock option plan under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and adopt the disclosure only provisions of SFAS No. 123 and SFAS No. 148. Under APB No. 25, no compensation costs are recognized because the number of options is fixed and the option exercise price is equal to the fair market price of the common stock on the date of the grant. Under SFAS No. 123, stock options are valued at the grant date using the Black-Scholes valuation model and compensation costs are recognized ratably over the vesting period. Had stock options been accounted for using the fair value method as recommended in SFAS No. 123, compensation expense would have had the following pro forma effect on our net income and earnings per share for the years ended December 31, 2002, 2001 and 2000.

	Year Ended December 31,
	2002	2001	2000
Net income available to common shareholders—as reported	$48,179	$106,418	$143,264
Less: Stock-based compensation expense determined using fair value method, net of tax	(2,315)	(1,399)	(5,058)
Net income—pro forma	$45,864	$105,019	$138,206
Basic earnings per common share—as reported	$0.46	$1.00	$1.37
Diluted earnings per common share—as reported	$0.45	$0.98	$1.33
Basic earnings per common share—pro forma	$0.44	$0.99	$1.32
Diluted earnings per common share—pro forma	$0.43	$0.97	$1.28

Packaging Corporation of America
Notes to Consolidated Financial Statements (Continued)
December 31, 2002

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Black-Scholes option-pricing model assumptions and fair value for these options are shown in the following table:

	Year of Grant
	2002	2001	2000
Actuarial assumptions
Risk-free interest rate (%)	4.85	5.67	6.68
Expected life (years)	5	5	5
Volatility (%)	33.80	37.50	39.00
Dividend yield (%)	0.00	0.00	0.00
Weighted-average fair value ($)	7.45	6.52	5.36

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

Reclassifications

Prior year’s financial statements have been reclassified where appropriate to conform with current year presentation.

3.  EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted income per common share for the periods presented.

	Year Ended December 31,
	2002	2001	2000
(In thousands, except per share data)
Numerator:
Net income available to common stockholders	$48,179	$106,418	$143,264
Denominator:
Basic common shares outstanding	105,053	106,277	104,890
Effect of dilutive securities:
Stock options	2,155	2,524	2,397
Non-vested stock	—	—	231
Dilutive common shares outstanding	107,208	108,801	107,518
Basic income per common share	$0.46	$1.00	$1.37
Diluted income per common share	$0.45	$0.98	$1.33

Packaging Corporation of America
Notes to Consolidated Financial Statements (Continued)
December 31, 2002

4.  ACCRUED LIABILITIES

The components of accrued liabilities are as follows:

	December 31,
	2002	2001
(In thousands)
Benefits	$24,800	$24,832
Medical insurance and workers’ compensation	16,573	16,138
Vacation and holiday pay	12,191	11,290
Customer volume discounts and rebates	9,805	10,841
Payroll and payroll taxes	7,778	6,233
Other	13,396	15,044
Total	$84,543	$84,378

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

Effective January 1, 2003, PCA adopted a mirror-image pension plan for eligible hourly employees to succeed the Pactiv pension plan in which PCA had participated though December 31, 2002. The new PCA pension plan for hourly employees recognizes service earned under both the new PCA plan and the prior Pactiv plan. Benefits earned under the PCA plan are reduced by retirement benefits earned under the Pactiv plan through December 31, 2002. All assets and liabilities associated with benefits earned through December 31, 2002 for hourly employees and retirees of PCA were retained by the Pactiv plan. PCA intends to adopt its own retirement plan sometime in the future with respect to its salaried employees currently participating in the Pactiv pension plan.

The Company adopted a supplemental executive retirement plan in 2000 that provides supplemental pension benefits for certain executive officers of the Company. Benefits are based upon years of service and the highest three year average of compensation. The benefit obligation and pension costs were not significant.

PCA also provides certain medical benefits for retired salaried employees and certain medical and life insurance benefits for certain hourly employees. For salaried employees, the plan covers employees retiring from PCA on or after attaining age 58 who have had at least 10 years of full-time service with PCA after attaining age 48. For hourly employees, the postretirement medical coverage, where applicable, is available according to the eligibility provisions in effect at the employee’s work location. Per the human resources agreement referred to above, Pactiv retained the liability relating to retiree medical and life

Packaging Corporation of America
Notes to Consolidated Financial Statements (Continued)
December 31, 2002

5.  EMPLOYEE BENEFIT PLANS AND OTHER POSTRETIREMENT BENEFITS (Continued)

benefits for PCA employees who had retired on or before the closing date of the Transactions or who will be eligible to retire within two years of that date.

Financial data pertaining to the Company’s postretirement benefit plans follow:

	2002	2001	2000
(In thousands)
Change in benefit obligation:
Benefit obligation at beginning of period	$7,703	$5,276	$4,044
Service cost	1,107	855	587
Interest cost	553	406	304
Plan amendments	105	132	—
Actuarial loss (gain)	(95)	1,038	341
Participant contributions	82	—	—
Benefits paid	(270)	(4)	—
Benefit obligation at September 30	$9,185	$7,703	$5,276
Plan assets at fair value at September 30	$—	$—	$—
Development of net amount recognized:
Funded status at September 30	$(9,185)	$(7,703)	$(5,276)
Unrecognized cost:
Actuarial loss (gain)	889	938	(479)
Prior service cost	215	121	—
Accrued benefit recognized at December 31	$(8,081)	$(6,644)	$(5,755)
Components of net periodic benefit cost:
Service cost for benefits earned during the year	$1,107	$855	$587
Interest cost on accumulated postretirement benefit obligation	553	406	304
Net amortization of unrecognized amounts	35	3	(29)
Net periodic pension and postretirement benefit cost	$1,695	$1,264	$862

The accrued postretirement benefit cost has been recorded based upon certain actuarial estimates as of September 30, 2002, 2001 and 2000, as shown below. These estimates are subject to revision in future periods given new facts or circumstances.

	Postretirement Plan
	2002	2001	2000
Discount rate	6.75%	7.25%	7.50%

As of September 30, 2002, the Company assumed health care cost trend rates of 11.00% for 2003, 10.50% for 2004, 9.50% for 2005, 8.00% for 2006, 7.00% for 2007, 6.00% for 2008, and 5.00% for 2009 and thereafter. As of September 30, 2001, the Company assumed health care cost trend rates of 9.50% for 2002

Packaging Corporation of America
Notes to Consolidated Financial Statements (Continued)
December 31, 2002

5.  EMPLOYEE BENEFIT PLANS AND OTHER POSTRETIREMENT BENEFITS (Continued)

and 2003, 8.00% for 2004, 7.00% for 2005, 6.00% for 2006, and 5.00% for 2007 and thereafter. As of September 30, 2000, the Company assumed a health care cost trend rate of 5.00%.

Increasing the assumed health care cost trend rate by one percentage point would increase the 2002 postretirement benefit obligation by approximately $1.6 million and would increase the net postretirement  benefit cost by approximately $0.4 million.

On February 1, 2000, the Company adopted two defined contribution benefit plans that cover all full-time salaried employees and certain hourly employees at several of the Company’s facilities. Employees can make voluntary contributions in accordance with the provisions of their respective plan. The Company expensed $6.9 million, $6.7 million and $6.1 million for employer contributions during the years ended December 31, 2002, 2001 and 2000, respectively.

6.   DEBT

A summary of debt is set forth in the following table:

	December 31,
	2002	2001
(In thousands)
Senior credit facility—
Term Loan A, effective interest rate of 3.15% and 3.16% at December 31, 2002 and 2001, respectively, due in varying quarterly installments through June 30, 2006	$54,618	$82,272
Term Loan B, effective interest rate of 3.40% and 3.91% as of December 31, 2002 and 2001, respectively, due in varying quarterly installments through June 30, 2007	24,382	36,728
Receivables credit facility, effective interest rate of 1.78% and 2.33% as of December 31, 2002 and 2001, respectively, due November 29, 2003	113,000	126,000
Senior subordinated notes, interest at 9.625% payable semi-annually, due April 1, 2009, callable beginning April 1, 2004 at 104.8125%	550,000	550,000
Other	213	217
Total	742,213	795,217
Less: Current portion	113,094	54
Total long-term debt	$629,119	$795,163

Packaging Corporation of America
Notes to Consolidated Financial Statements (Continued)
December 31, 2002

6.   DEBT (Continued)

Additional information regarding PCA’s variable rate debt before the effects of the interest rate collars described below, is shown below:

	Weighted-Average Reference Interest Rate		Applicable Margin
	December 31,		December 31,
	2002	2001	2002	2001
LIBOR based debt:
Senior credit facility
Term Loan A	1.40%	1.91%	1.75%	1.25%
Term Loan B	1.40%	1.91%	2.00%	2.00%
Commercial paper based debt:
Receivables credit facility	1.40%	1.92%	0.38%	0.38%

Since April 12, 1999, PCA has made debt prepayments totaling approximately $1,027.0 million using excess cash and proceeds from the sale of certain timberlands to permanently reduce its borrowings under the term loans. As a result of these prepayments, PCA recorded a charge of $1.0 million ($0.6 million after tax) and $18.4 million ($11.1 million after tax), respectively, as an early extinguishment of debt for the years ended December 31, 2001 and 2000. No quarterly installments will be required under any of the term loans until September 30, 2004.

As of December 31, 2002, annual principal payments for debt during the next five years are: $113.1 million (2003), $9.7 million (2004), $36.1 million (2005), $9.6 million (2006), $23.7 million (2007), and $550.0 million (2008 and thereafter).

Interest payments in connection with the Company’s debt obligations for the years ended December 31, 2002, 2001 and 2000 amounted to $66.0 million, $73.6 million, and $112.6 million, respectively.

On June 29, 2000, the Company completed the refinancing of its senior credit facility. The new refinancing lowered the Company’s margins over LIBOR on Term Loans A and B and eliminated Term Loan C, resulting in an average margin reduction of about 100 basis points. The Company incurred approximately $3.6 million in bank syndication and arrangement fees, which were rolled into the current debt structure.

On November 29, 2000, the Company established an on-balance sheet securitization program for its trade accounts receivable. To effectuate this program, the Company formed a wholly owned limited purpose subsidiary, Packaging Credit Company, LLC (“PCC”), which in turn formed a wholly owned, bankruptcy-remote, special-purpose subsidiary, Packaging Receivables Company, LLC (“PRC”), for the purpose of acquiring receivables from PCC. Both of these entities are included in the consolidated financial statements of the Company. Under this program, PCC purchases on an ongoing basis substantially all of the receivables of the Company and sells such receivables to PRC. PRC and lenders established a $150.0 million receivables-backed revolving credit facility (“Receivables Credit Facility”) through which PRC obtains funds to purchase receivables from PCC. The receivables purchased by PRC are and will be solely the property of PRC. In the event of liquidation of PRC, the creditors of PRC would

Packaging Corporation of America
Notes to Consolidated Financial Statements (Continued)
December 31, 2002

6.   DEBT (Continued)

be entitled to satisfy their claims from PRC’s assets prior to any distribution to PCC or the Company. Credit available under the receivables credit facility is on a borrowing-base formula. As a result, the full amount of the facility may not be available at all times. At December 31, 2002, $113.0 million was outstanding and $37.0 million was available for additional borrowing under the receivables credit facility. The highest outstanding principal balance under the receivables credit facility during fiscal 2002 was $126.0 million.

The senior revolving credit facility is (1) jointly and severally guaranteed by each of PCA’s existing domestic subsidiaries (excluding Packaging Receivables Company, LLC) and (2) secured by a first priority lien covering substantially all of the owned timberland, mills, plants and other facilities and substantially all tangible and intangible personal property of PCA and its domestic subsidiaries and by a pledge of all of the capital stock of PCA’s domestic subsidiaries. In addition, the senior credit facility will also be secured by a pledge of 65% of the capital stock of any first tier foreign subsidiaries that PCA may acquire or form in the future. PCA’s future domestic subsidiaries will guarantee the senior credit facility and secure that guarantee with certain of their real property and substantially all of their tangible and intangible personal property.

PCA’s various debt agreements contain covenants that restrict the ability of PCA and its subsidiaries to incur additional indebtedness, pay dividends or make certain other restricted payments, consummate certain asset sales, incur liens, enter into certain transactions with affiliates, or merge or consolidate with any other person or sell or dispose of all or substantially all of the assets of the Company. They also require PCA to comply with certain financial covenants, including the ratio of earnings before interest, taxes, depreciation, and amortization (EBITDA) to cash interest expense, the ratio of debt to EBITDA, and minimum net worth levels. A failure to comply with the restrictions contained in the senior credit facility could lead to an event of default, which could result in an acceleration of such indebtedness. Such an acceleration would also constitute an event of default under the notes indenture and the receivables credit facility. At December 31, 2002, the Company was in compliance with all of its covenants.

The Company maintains interest rate collar agreements for its variable rate debt. The interest rate collar agreements protect against rising interest rates while simultaneously guaranteeing minimum interest rates. The notional amount of these collars is  $78.8 million and $175.0 million at December 31, 2002 and 2001, respectively. Approximately 41.0% of PCA’s variable rate debt are capped at December 31, 2002. The weighted average floor of the interest rate collar agreements is 4.95% and the weighted average ceiling is 6.75%. On January 14, 2000, PCA terminated $110.0 million of interest rate collar agreements and received $1.9 million. The senior credit facility provides PCA with the right to lock-in LIBOR interest rates for any amount of term loans for one, two, three, or six-month periods. With the approval of the lenders, PCA can lock-in LIBOR interest rates for either a two-week or twelve-month period. The receivables credit facility also provides PCA with the right to lock-in commercial paper interest rates for a one, two, or three-month period.

Packaging Corporation of America
Notes to Consolidated Financial Statements (Continued)
December 31, 2002

6.   DEBT (Continued)

A summary of the Company’s drawings under credit facilities as of December 31, 2002 follows:

	Term	Commitments	Utilized	Available
(In thousands)
Receivables credit facility	2003	$150,000	$113,000	$37,000
Senior revolving credit facility	2006	150,000	—	150,000
		$300,000	$113,000	$187,000

PCA is required to pay commitment fees on the unused portions of the credit facilities. In December of 2000, PCA reduced the availability under the senior revolving credit facility from $250.0 million to $150.0 million.

A summary of the Company’s letters of credit is set forth in the following table:

	December 31,
	2002	2001
(In thousands)
Workers’ compensation	$11,775	$8,500
Environmental	1,431	9,079
Management equity loans	2,065	4,600
Equipment leases	1,329	1,643
Total	$16,600	$23,822

The letter of credit related to the management equity loans guaranteed bank financing to enable some members of PCA’s management to purchase equity under the management equity agreements discussed in Note 9, Shareholders’ Equity. The letter of credit expires in June of 2004.

The remaining letters of credit guarantee payment by PCA of various environmental obligations, including landfills and solid waste programs, workers’ compensation, and equipment leases.

7.   FINANCIAL INSTRUMENTS

The carrying and estimated fair values of PCA’s financial instruments at December 31, 2002 and 2001 were as follows:

	2002		2001
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Short-term assets	$307,021	$307,021	$252,640	$252,640
Short-term liabilities	$(85,807)	(85,807)	(93,873)	(93,873)
Long-term debt—
Senior credit facility	(79,000)	(79,000)	(119,000)	(119,000)
9.625% senior subordinated notes	(550,000)	(594,000)	(550,000)	(596,750)
Receivables credit facility	(113,000)	(113,000)	(126,000)	(126,000)
Other	(213)	(213)	(217)	(217)
Interest rate collars	(1,422)	(1,422)	(5,228)	(5,228)

Packaging Corporation of America
Notes to Consolidated Financial Statements (Continued)
December 31, 2002

7.   FINANCIAL INSTRUMENTS (Continued)

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

8.  MANDATORY REDEEMABLE PREFERRED STOCK

On April 12, 1999, PCA issued 1,000,000 shares of 12.375% senior exchangeable preferred stock, liquidation preference of $100 per share. Holders of the preferred shares were entitled to receive cumulative dividends paid in cash or in kind at a rate of 12.375% which were paid semi-annually. If PCA failed to pay dividends, holders of the preferred stock were entitled to elect two additional members to PCA’s Board of Directors. Holders of the preferred stock had no voting rights. The preferred stock ranked senior to the common stock. 3,000,000 shares were authorized, and 1,058,094 shares were issued and outstanding as of December 31, 1999. PCA incurred $3.5 million of issuance costs, which were being amortized through 2010 at which time the preferred stock was required to be redeemed.

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

9.  SHAREHOLDERS’ EQUITY

In June 1999, PCA entered into management equity agreements with 125 of its management-level employees. Under these agreements, PCA Holdings LLC and Pactiv Corporation sold 3,132,800 shares of common stock to 113 of these employees at $4.55 per share. The stock purchased under the management equity agreements was subject to vesting. As of August 2001, the stock was fully vested. The management equity agreements also provide for the grant of options (see Note 2).

On January 28, 2000, PCA became a publicly traded company through the initial public offering of its common stock in which Pactiv Corporation sold 35,000,000 of its 41,160,240 shares of common stock in PCA, and PCA issued an additional 11,250,000 shares. The net proceeds to PCA were approximately $126.4 million, after deducting underwriting discounts and offering expenses at an initial public offering

Packaging Corporation of America
Notes to Consolidated Financial Statements (Continued)
December 31, 2002

9.  SHAREHOLDERS’ EQUITY (Continued)

price of $12.00 per share. PCA utilized these proceeds to redeem its senior exchangeable preferred stock (see Note 8).

On May 16, 2001, the Company announced a $100.0 million common stock repurchase program. PCA currently expects to continue to repurchase shares from time to time. Through December 31, 2002, the Company repurchased 4,210,900 shares of common stock for approximately $71.3 million. Of these shares, 18,800 were held in treasury at December 31, 2002 and were subsequently retired in February 2003. The remaining shares were retired prior to December 31, 2002.

The Company’s share repurchases were as follows:

	Number of	Average Price
Time Period	Shares	Per Share	Total Cost
			(In thousands)
First Quarter	—	$—	$—
Second Quarter	222,900	15.55	3,465
Third Quarter	1,589,800	16.75	26,634
Fourth Quarter	510,500	16.12	8,229
Total 2001	2,323,200	$16.50	$38,328
First Quarter	385,100	$17.54	$6,754
Second Quarter	120,100	19.61	2,355
Third Quarter	1,078,700	17.37	18,735
Fourth Quarter	303,800	16.93	5,143
Total 2002	1,887,700	$17.47	$32,987
Total Program To Date	4,210,900	$16.94	$71,315

10.  COMMITMENTS AND CONTINGENCIES

Capital Commitments

The Company had authorized capital expenditures of approximately $31.3 million and $44.5 million as of December 31, 2002 and 2001, respectively, in connection with the expansion and replacement of existing facilities and equipment.

Packaging Corporation of America
Notes to Consolidated Financial Statements (Continued)
December 31, 2002

10.  COMMITMENTS AND CONTINGENCIES (Continued)

Operating Leases

The Company holds certain of its facilities, equipment, and other assets under long-term leases. The minimum lease payments under non-cancelable operating leases with lease terms in excess of one year are as follows:

(In thousands)
2003	$19,589
2004	18,180
2005	13,027
2006	7,969
2007	4,082
Thereafter	31,562
Total	$94,409

Commitments under capital leases were not significant to the accompanying financial statements. Total lease expense for the years ended December 31, 2002, 2001 and 2000 was $27.0 million, $26.7 million and $24.7 million, respectively. These costs are included primarily in cost of goods sold.

Purchase Commitments

The Company has entered into various minimum purchase agreements to buy energy over periods ranging from one to two years at fixed prices. Total purchase commitments over the next two years are as follows:

(In thousands)
2003	$15,639
2004	4,076
Total	$19,715

These purchase agreements are not marked to market. The Company purchased approximately $24.4 million during the year ended December 31, 2002, $18.8 million during the year ended December 31, 2001, and $9.3 million during the year ended December 31, 2000 under these purchase agreements.

Litigation

On May 14, 1999, PCA was named as a defendant in a Consolidated Class Action Complaint which alleged a civil violation of Section 1 of the Sherman Act. The suit, captioned Winoff Industries, Inc. v. Stone Container Corporation, MDL No. 1261 (E.D. Pa.), names the Company as a defendant based solely on the allegation that PCA is successor to the interests of Tenneco Packaging Inc. and Tenneco Inc., both of which were also named as defendants in the suit, along with nine other linerboard manufacturers. The complaint alleges that the defendants, during the period October 1, 1993 through November 30, 1995, conspired to limit the supply of linerboard, and that the purpose and effect of the alleged conspiracy was artificially to increase prices of corrugated containers. The plaintiffs have moved to certify a class of all persons in the United States who purchased corrugated containers directly from any defendant during the

Packaging Corporation of America
Notes to Consolidated Financial Statements (Continued)
December 31, 2002

10.  COMMITMENTS AND CONTINGENCIES (Continued)

above period, and seek treble damages and attorneys’ fees on behalf of the purported class. The Court granted plaintiffs’ motion on September 4, 2001, but modified the proposed class to exclude those purchasers who purchased corrugated containers pursuant to contracts in which the price was “not tied to the price of linerboard”. The Court’s class certification decision was affirmed by the Court of Appeals for the Third Circuit on September 5, 2002. The case is currently set for trial in April 2004. PCA believes that the plaintiffs’ allegations have no merit and intends to defend against the suit vigorously. PCA does not believe that the outcome of this litigation should have a material adverse effect on its financial position, results of operations, or cash flow.

PCA is also party to various legal actions arising in the ordinary course of business. These legal actions cover a broad variety of claims spanning our entire business. PCA believes that the resolution of these legal actions will not, individually or in the aggregate, have a material adverse effect on its financial position or results of operations.

Environmental Liabilities

The estimated landfill closure and postclosure maintenance costs expected to be incurred upon and subsequent to the closing of existing operating landfill areas are accrued based on the landfill capacity used to date. Amounts are estimates using current technologies for closure and monitoring and are not discounted.

The potential costs for various environmental matters are uncertain due to such factors as the unknown magnitude of possible cleanup costs, the complexity and evolving nature of governmental laws and regulations and their interpretations, and the timing, varying costs and effectiveness of alternative cleanup technologies. From January 1994 through December 2002, remediation costs at our mills and converting plants totaled about $2.9 million. As of December 31, 2002, we maintained an environmental reserve of $3.7 million, which includes funds relating to onsite landfills and surface impoundments as well as on-going and anticipated remedial projects. Total capital costs for environmental matters, including Cluster Rule compliance, were $4.3 million for 2002. Liabilities recorded by the Company for environmental contingencies are estimates of the probable costs based upon available information and assumptions. Because of these uncertainties, however, PCA’s estimates may change. PCA believes that any additional costs identified as further information becomes available would not have a material effect on its financial statements.

In the April 12, 1999 transactions, Pactiv agreed to retain all liability for all former facilities and all sites associated with pre-closing offsite waste disposal. Pactiv also retained environmental liability for a closed landfill located near the Filer City mill.

Packaging Corporation of America
Notes to Consolidated Financial Statements (Continued)
December 31, 2002

11.  INCOME TAXES

Following is an analysis of the components of consolidated income tax expense (benefit):

(In thousands)	2002	2001	2000
Current—
U.S.	$(7,526)	$17,816	$30,273
State and local	1,298	3,742	4,074
Total current provision for taxes	(6,228)	21,558	34,347
Deferred—
U.S.	32,159	40,793	70,948
State and local	3,504	5,561	8,895
Total deferred provision for taxes	35,663	46,354	79,843
Total provision for taxes	$29,435	$67,912	$114,190

The effective tax rate varies from the U.S. Federal statutory tax rate principally due to the following:

(In thousands)	2002	2001	2000
Provision computed at U.S. Federal statutory rate of 35%	$27,165	$61,402	$100,503
State and local taxes, net of federal benefit	3,221	7,339	12,963
Other	(951)	(829)	724
Total	$29,435	$67,912	$114,190

The components of the deferred tax assets (liabilities) were as follows:

	December 31,
(In thousands)	2002	2001
Current deferred taxes—
Accrued liabilities	$2,444	$1,980
Employee benefits and compensation	8,467	7,929
Reserve for doubtful accounts	3,056	1,365
Inventory	3,669	1,064
Pensions and postretirement benefits	1,748	1,808
Derivatives	—	(800)
Total current deferred taxes	$19,384	$13,346
Noncurrent deferred taxes—
Pension and postretirement benefits	$2,053	$3,042
Excess of financial reporting over tax basis in plant and equipment	(254,659)	(209,170)
Accrued liabilities	2,013	(3,666)
Asset for alternative minimum tax credits	8,664	12,495
Derivatives	557	2,847
Total noncurrent deferred taxes	$(241,372)	$(194,452)

Packaging Corporation of America
Notes to Consolidated Financial Statements (Continued)
December 31, 2002

11.  INCOME TAXES (Continued)

Cash payments for income taxes were $1.2 million, $23.4 million and $23.7 million for the years ended December 31, 2002, 2001 and 2000, respectively. As of December 31, 2002 and 2001, the Company had available for income tax purposes approximately $8.7 million and $12.5 million, respectively, in alternative minimum tax credits which may be used to offset future taxable income.

12.  RELATED PARTY TRANSACTIONS

PCA owns a 33 1/3% interest in Southern Timber Venture, LLC (“STV”). At December 31, 2002, PCA had not guaranteed the debt of STV and has no future funding requirements. The Company’s investment recorded on its balance sheet at December 31, 2002 is zero.

PCA purchases pulpwood from STV in accordance with the terms of a fiber supply agreement between the two companies which expires December 31, 2017. The price of pulpwood in this agreement is based upon the fair market value of pulpwood and will be adjusted annually for any changes in market value beginning January 2003. PCA purchased $19.8 million, $19.7 million and $1.7 million of pulpwood for its Counce, Tennessee and Valdosta, Georgia mills from STV during the years ended December 31, 2002, 2001 and from November 16, 2000, through December 31, 2000, respectively.

As Pactiv Corporation sold its remaining interest in PCA during the first half of 2001, it is no longer considered a related party. PCA’s sales to Pactiv Corporation, which includes both containerboard and corrugated products, are included in the accompanying consolidated financial statements. The net sales to Pactiv Corporation for the years ended December 31, 2001 and 2000 were $92.9 million and $100.5 million, respectively. The accounts receivable relating to these sales as of December 31, 2001 and 2000 were $9.3 million and $13.3 million, respectively.

PCA and Pactiv entered into a facility use agreement which provides for PCA’s use of a portion of Pactiv’s headquarters located in Lake Forest, Illinois and certain building and business services through January 2005. PCA paid Pactiv $2.0 million, $1.8 million and $2.4 million for the years ended December 31, 2002, 2001 and 2000, respectively

13.  RESTRUCTURING AND OTHER CHARGES

As part of the April 12, 1999 Transactions, the Company assumed accruals related to a previously recorded restructuring charge set forth below. This charge was recorded prior to the Transactions following approval by Tenneco’s Board of Directors of a comprehensive restructuring plan for all of Tenneco’s operations, including those of the Company. In connection with this restructuring plan, four corrugated facilities were closed and 109 positions were eliminated.

The following table reflects the components of this assumed accrual:

(In thousands)	Balance April 12, 1999	Activity	Balance Dec. 31, 1999	Activity	Balance Dec. 31, 2000	Activity	Balance Dec. 31, 2001	Activity	Balance Dec. 31, 2002
Severance	$1,087	$819	$268	$268	$—	$—	$—	$—	$—
Facility exit costs	1,920	278	1,642	1,489	153	138	15	15	—
Total accrual	$3,007	$1,097	$1,910	$1,757	$153	$138	$15	$15	$—

Packaging Corporation of America
Notes to Consolidated Financial Statements (Continued)
December 31, 2002

13.  RESTRUCTURING AND OTHER CHARGES (Continued)

The fixed assets at the closed facilities were written down to their estimated fair value. No significant cash proceeds were received from the ultimate disposal of these assets.

14.  SALE OF TIMBERLANDS

On November 16, 2000, PCA completed the sale of approximately 385,000 acres of timberland to Southern Timber Venture, LLC. The Company received $247.9 million in cash and a 33 1/3% equity ownership interest in Southern Timber Venture, LLC. PCA recorded a pre-tax gain of $60.4 million, and a portion of the gain was not recognized as a result of PCA’s continuing ownership interest.

In March 2002, PCA received a $2.3 million dividend ($1.4 million after-tax) from Southern Timber Venture, LLC.

15.  ACQUISITIONS

On May 25, 2001, PCA International, Inc. a wholly owned subsidiary of PCA, was formed to acquire the assets of Sunbelt Packaging Services, Inc. for approximately $4.8 million. The transaction was completed on June 1, 2001. The purchase method of accounting was used to account for the acquisition. Sales and total assets of the acquisition were not material.

Packaging Corporation of America
Notes to Consolidated Financial Statements (Continued)
December 31, 2002

16.   SUMMARIZED COMBINED FINANCIAL INFORMATION ABOUT GUARANTOR SUBSIDIARIES

The following is summarized aggregated financial information for Packaging Credit Company, LLC, Dixie Container Corporation, PCA International, Inc., PCA International Services, LLC and PCA Hydro, Inc., each of which was a wholly-owned subsidiary of PCA and included in the Company’s consolidated financial statements. Each of these subsidiaries fully, unconditionally, jointly and severally guaranteed $550.0 million in senior subordinated notes issued by PCA in connection with the Transactions. Separate financial statements of the guarantor subsidiaries are not presented because, in the opinion of management, such financial statements are not material to investors. Financial information for Packaging Receivables Company, LLC, PCAI de Mexico S. de R.L. de C.V., and PCAI Services de Mexico S. de R.L. de C.V. are reflected as non-guarantor subsidiaries.

(In thousands)	PCA	Guarantor Subs	Non-Guarantor Subs	Eliminations	Total
December 31, 2002
Current assets	$337,266	$102,784	$186,029	$(116,525)	$509,554
Non-current assets	1,615,361	157,527	23	(299,914)	1,472,997
Total assets	1,952,627	260,311	186,052	(416,439)	1,982,551
Current liabilities	319,186	3,607	113,183	(139,170)	296,806
Non-current liabilities	889,483	387	—	—	889,870
Total liabilities	1,208,669	3,994	113,183	(139,170)	1,186,676
Net assets	$743,958	$256,317	$72,869	$(277,269)	$795,875

December 31, 2001
Current assets	$260,573	$62,264	$204,370	$(78,990)	$448,217
Non-current assets	1,649,244	114,932	—	(240,613)	1,523,563
Total assets	1,909,817	177,196	204,370	(319,603)	1,971,780
Current liabilities	288,009	2,651	100	(98,865)	191,895
Non-current liabilities	883,799	252	126,000	—	1,010,051
Total liabilities	1,171,808	2,903	126,100	(98,865)	1,201,946
Net assets	$738,009	$174,293	$78,270	$(220,738)	$769,834

Year ended December 31, 2002
Net sales	$1,727,884	$7,974	$—	$—	$1,735,858
Pre-tax profit	44,481	80,694	141	(47,702)	77,614
Net income	28,087	48,946	141	(28,995)	48,179
Year ended December 31, 2001
Net sales	$1,784,765	$5,191	$—	$—	$1,789,956
Pre-tax profit	131,731	76,620	19,865	(52,782)	175,434
Net income	79,012	41,167	19,865	(33,625)	106,418
Year ended December 31, 2000
Net sales	$1,921,868	$—	$—	$—	$1,921,868
Pre-tax profit	280,075	3,907	1,630	1,539	287,151
Net income	157,507	3,884	1,630	(1,120)	161,901

Packaging Corporation of America
Notes to Consolidated Financial Statements (Continued)
December 31, 2002

17.  QUARTERLY FINANCIAL DATA (UNAUDITED)

	Fiscal Quarter
(In thousands, except per share amounts)	First	Second	Third	Fourth	Total
2002:
Net sales	$414,706	$447,390	$455,570	$418,192	$1,735,858
Income before interest and taxes	33,170	36,560	40,035	35,515	145,280
Net income	9,626	11,595	14,598	12,360	48,179
Basic earnings per share	0.09	0.11	0.14	0.12	0.46
Diluted earnings per share	0.09	0.11	0.14	0.12	0.45
Stock price—high	19.88	21.10	19.85	18.60	21.10
Stock price—low	16.45	18.81	16.27	16.20	16.20
2001:
Net sales	$454,666	$466,964	$455,214	$413,112	$1,789,956
Income before interest, taxes, cumulative effect of accounting change and extraordinary item	65,960	69,554	65,364	48,577	249,455
Net income	27,619	31,259	29,154	18,386	106,418
Basic earnings per share	0.26	0.29	0.27	0.17	1.00
Diluted earnings per share	0.25	0.29	0.27	0.17	0.98
Stock price—high	16.50	16.98	20.70	18.64	20.70
Stock price—low	12.65	12.85	14.75	14.23	12.65
2000:
Net sales	$475,890	$492,372	$487,676	$465,930	$1,921,868
Income before interest, taxes and extraordinary item	72,741	88,537	96,568	146,988	404,834
Net income	25,246	33,278	40,009	63,368	161,901
Net income available to common shareholders	6,609	33,278	40,009	63,368	143,264
Basic earnings per share	0.07	0.31	0.38	0.60	1.37
Diluted earnings per share	0.06	0.31	0.37	0.58	1.33
Stock price—high	12.19	12.75	13.19	16.81	16.81
Stock price—low	9.25	9.88	10.25	10.88	9.25

Note: The sum of the quarters may not equal the total of the respective year’s earnings per share on either a basic or diluted basis due to changes in the weighted average shares outstanding throughout the year.