Form 10-Q
period 2003-03-31
PACKAGING CORP OF AMERICA
filed 2003-05-14
CIK 75677

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2003

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

        As of May 12, 2003, the Registrant had outstanding 104,666,545 shares of common stock, par value $0.01 per share.

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

Packaging Corporation of America

Condensed Consolidated Balance Sheets

	March 31, 2003	December 31, 2002
	(unaudited)
(In thousands, except share and per share amounts)
Assets
Current assets:
Cash and cash equivalents	$140,015	$131,305
Accounts and notes receivable, net of allowance for doubtful accounts of $5,032 and $5,821 as of March 31, 2003 and December 31, 2002, respectively	190,081	175,716
Inventories	161,593	160,549
Prepaid expenses and other current assets	35,885	22,600
Deferred income taxes	15,255	19,384

Total current assets	542,829	509,554
Property, plant and equipment, net	1,395,667	1,408,980
Intangible assets, net of accumulated amortization of $1,814 and $1,726 as of March 31, 2003 and December 31, 2002, respectively	3,765	3,854
Other long-term assets	58,302	60,163

Total assets	$2,000,563	$1,982,551

Liabilities and shareholders' equity
Current liabilities:
Short-term debt and current maturities of long-term debt	$109,070	$113,094
Accounts payable	96,511	85,807
Accrued interest	26,629	13,362
Accrued liabilities	68,491	84,543

Total current liabilities	300,701	296,806
Long-term liabilities:
Long-term debt	629,129	629,119
Deferred income taxes	248,644	241,372
Other liabilities	19,304	19,379

Total long-term liabilities	897,077	889,870
Shareholders' equity:
Common stock (par value $.01 per share, 300,000,000 shares authorized, 104,592,085 shares and 104,510,094 shares issued as of March 31, 2003 and December 31, 2002, respectively)	1,047	1,045
Additional paid in capital	466,334	466,911
Retained earnings	336,192	329,065
Accumulated other comprehensive income (loss):
Unrealized loss on derivatives, net	(415)	(811)
Cumulative foreign currency translation adjustment	—	(1)

Total accumulated other comprehensive income (loss)	(415)	(812)
Common stock held in treasury, at cost (21,100 shares and 18,800 shares at March 31, 2003, and December 31, 2002, respectively)	(373)	(334)

Total shareholders' equity	802,785	795,875

Total liabilities and shareholders' equity	$2,000,563	$1,982,551

See notes to condensed consolidated financial statements.

Packaging Corporation of America

Condensed Consolidated Statements of Income

(unaudited)

	Three Months Ended March 31,
	2003	2002
(In thousands, except per share amounts)
Net sales	$423,268	$414,706
Cost of sales	(350,630)	(340,294)

Gross profit	72,638	74,412
Selling and administrative expenses	(32,306)	(32,109)
Other income (expense), net	(2,671)	470
Corporate overhead	(10,179)	(9,603)

Income before interest and taxes	27,482	33,170
Interest expense, net	(15,768)	(17,186)

Income before taxes	11,714	15,984
Provision for income taxes	(4,587)	(6,358)

Net income	$7,127	$9,626

Weighted average common shares outstanding:
Basic	104,580	105,476
Diluted	106,427	107,760
Basic earnings per common share:
Net income per common share	$0.07	$0.09

Diluted earnings per common share:
Net income per common share	$0.07	$0.09

See notes to condensed consolidated financial statements.

Packaging Corporation of America

Condensed Consolidated Statements of Cash Flow

(unaudited)

	Three Months Ended March 31,
	2003	2002
(In thousands)
Cash Flows from Operating Activities:
Net income	$7,127	$9,626

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	38,107	36,851
Amortization of financing costs	853	1,164
Increase in deferred income taxes	11,146	8,203
Loss on disposals of property, plant and equipment	411	167
Pension and postretirement benefits	293	581
Tax benefit associated with employee stock option exercises	1,458	1,327
Other, net	(663)	1,161
Changes in components of working capital:
(Increase) decrease in current assets—
Accounts receivable	(14,365)	(18,268)
Inventories	(1,044)	9,784
Prepaid expenses and other	(13,243)	(6,029)
Increase (decrease) in current liabilities—
Accounts payable	10,704	2,352
Accrued liabilities	(2,089)	(3,427)

Net cash provided by operating activities	38,695	43,492
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(22,785)	(26,194)
Additions to long term assets	(1,181)	(1,547)
Proceeds from disposals of property, plant and equipment	102	2,573

Net cash used for investing activities	(23,864)	(25,168)
Cash Flows from Financing Activities:
Payments on long-term debt	(4,024)	(17,976)
Repurchases of common stock	(3,640)	(6,754)
Issuance of common stock upon exercise of stock options	1,543	1,359

Net cash used for financing activities	(6,121)	(23,371)

Net increase (decrease) in cash and cash equivalents	8,710	(5,047)
Cash and cash equivalents, beginning of period	131,305	82,465

Cash and cash equivalents, end of period	$140,015	$77,418

See notes to condensed consolidated financial statements.

Packaging Corporation of America

Notes to Condensed Consolidated Financial Statements

(unaudited)
March 31, 2003

1.    Basis of Presentation

        The consolidated financial statements as of March 31, 2003 and 2002 of Packaging Corporation of America ("PCA" or the "Company") are unaudited but include all adjustments (consisting only of normal recurring adjustments) that management considers necessary for a fair presentation of such financial statements. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with Article 10 of SEC Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. Operating results during the period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the period ending December 31, 2003. These consolidated financial statements should be read in conjunction with PCA's annual report on Form 10-K for the year ended December 31, 2002.

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

New Accounting Pronouncements

        In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which is effective for fiscal years beginning after June 15, 2002. The Statement requires legal obligations associated with the retirement of long-lived assets to be recognized at their fair value at the time that the obligations are incurred. Upon initial recognition of a liability, that cost should be capitalized as part of the related long-lived asset and allocated to expense over the useful life of the asset. The adoption of SFAS No. 143 on January 1, 2003, did not have a material impact on the Company's financial statements.

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," effective for exit or disposal activities initiated after December 31, 2002. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs

Incurred in a Restructuring)." The adoption of SFAS No. 146 on January 1, 2003, did not have a material impact on the Company's consolidated financial position or results of operations.

        In November 2002, the FASB issued FASB Interpretation ("FIN") No. 45, "Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This Interpretation does not prescribe a specific approach for subsequently measuring the guarantor's recognized liability over the term of the related guarantee. This Interpretation also incorporates, without change, the guidance in FIN No. 34, "Disclosure of Indirect Guarantees of Indebtedness of Others," which is being superseded. The initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. See Note 5, Letters of Credit, for disclosure information.

        In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities," which addresses the financial reporting by companies involved with variable interest entities. A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN No. 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. Previously, a company generally included an entity in its consolidated financial statements only if it controlled the entity through voting interests. The consolidation requirements of FIN No. 46 apply immediately to variable interest entities created after January 31, 2003. Existing variable interest entities must be consolidated in the first fiscal year or interim period beginning after June 15, 2003. The Company is a 33 1/3% owner of Southern Timber Venture, LLC. The Company is currently evaluating FIN No. 46 to determine if Southern Timber Venture, LLC is a variable interest entity and if so which, if any, entity is the primary beneficiary for consolidation purposes.

        Also in January 2003, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure," which amends SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. SFAS No. 148 is effective for fiscal years ending after December 15, 2002. See Note 2, Stock-Based Compensation, for disclosure information.

Stock-Based Compensation

        PCA entered into management equity agreements in June 1999 with 125 of its management-level employees. These agreements provided for the grant of options to purchase up to an aggregate of

6,576,460 shares of PCA's common stock at $4.55 per share, the same price per share at which PCA Holdings LLC purchased common stock in the April 12, 1999 transactions. The agreements called for these options to vest ratably over a five-year period, or upon completion of an initial public offering, full vesting with contractual restrictions on transfer for a period of up to 18 months following completion of the offering. The options vested with the initial public offering in January 2000, and the restriction period ended in August 2001.

        In October 1999, the Company adopted a long-term equity incentive plan, which provides for grants of stock options, stock appreciation rights (SARs), restricted stock and performance awards to directors, officers and employees of PCA, as well as others who engage in services for PCA. Option awards granted to officers and employees vest ratably over a four-year period, whereas option awards granted to directors vest immediately. Under the plan, which will terminate on June 1, 2009, up to 4,400,000 shares of common stock are available for issuance under the long-term equity incentive plan.

        As permitted by SFAS No. 123, "Accounting for Stock-Based Compensation" and amended by SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure," the Company has elected to account for its stock option plan under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and adopt the disclosure only provisions of SFAS No. 123 and SFAS No. 148. Under APB No. 25, no compensation costs are recognized because the number of options is fixed and the option exercise price is equal to the fair market price of the common stock on the date of the grant. Under SFAS No. 123, stock options are valued at the grant date using the Black-Scholes valuation model and compensation costs are recognized ratably over the vesting period. Had compensation costs been determined as prescribed by SFAS No. 123, the Company's net income and earnings per common share for the quarters ended March 31, 2003 and 2002, would have been the following:

	Three months ended March 31,
	2003	2002
Net income available to common shareholders—as reported	$7,127	$9,626
Less: Stock-based compensation expense determined using fair value method, net of tax	(741)	(537)

Net income—pro forma	$6,386	$9,089

Basic earnings per common share—as reported	$0.07	$0.09
Diluted earnings per common share—as reported	$0.07	$0.09
Basic earnings per common share—pro forma	$0.06	$0.09
Diluted earnings per common share—pro forma	$0.06	$0.08

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

Comprehensive Income

        For the three months ended March 31, 2003 and 2002, total comprehensive income was $0.4 million and $1.6 million greater, respectively, than net income for the respective periods due to changes in the fair value of derivatives and foreign currency translation adjustments.

Reclassifications

        Prior year's financial statements have been reclassified where appropriate to conform with the current year presentation.

3.    Earnings Per Share

        The following table sets forth the computation of basic and diluted income per common share for the periods presented.

	Three Months Ended March 31,
	2003	2002
(In thousands, except per share data)
Numerator:
Net income	$7,127	$9,626
Denominator:
Basic common shares outstanding	104,580	105,476
Effect of dilutive securities:
Stock options	1,847	2,284

Dilutive common shares outstanding	106,427	107,760
Basic income per common share	$0.07	$0.09
Diluted income per common share	$0.07	$0.09

4.    Inventories

        The components of inventories are as follows:

	March 31, 2003	December 31, 2002
		(audited)
(In thousands)
Raw materials	$77,289	$73,730
Work in progress	5,688	5,423
Finished goods	51,459	49,306
Supplies and materials	60,438	61,571

Inventories at FIFO cost	194,874	190,030
Excess of FIFO over LIFO cost	(33,281)	(29,481)

Inventory, net	$161,593	$160,549

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

5.    Letters of Credit

        A summary of the Company's letters of credit is set forth in the following table:

	March 31, 2003	December 31, 2002
(In thousands)
Workers' compensation	$11,775	$11,775
Environmental	1,272	1,431
Management equity loans	2,065	2,065
Equipment leases	1,329	1,329

Total	$16,441	$16,600

        The letter of credit related to the management equity loans guaranteed bank financing to enable some members of PCA's management to purchase equity under the management equity agreements discussed in Note 9, Shareholders' Equity from PCA's 2002 Annual Report on Form 10-K. The letter of credit expires in June of 2004.

        The remaining letters of credit guarantee payment by PCA of various environmental obligations, including landfills and solid waste programs, workers' compensation, and equipment leases.

6.    Shareholders' Equity

        On May 16, 2001, the Company announced a $100.0 million common stock repurchase program. PCA currently expects to continue to repurchase the shares from time to time. Through March 31, 2003, the Company repurchased 4,426,300 shares of common stock for approximately $75.0 million. Of the 4,426,300 shares repurchased, 215,400 shares were repurchased during the first quarter of 2003, for approximately $3.6 million. All shares were retired prior to March 31, 2003, except for 21,100 shares which were retired in May 2003.

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

	PCA	Guarantor Subs	Non-Guarantor Sub	Eliminations	Total
(In thousands)
March 31, 2003
Current assets	$376,592	$87,098	$183,183	$(104,044)	$542,829
Non-current assets	1,600,227	188,986	36	(331,515)	1,457,734

Total assets	1,976,819	276,084	183,219	(435,559)	2,000,563
Current liabilities	321,063	3,881	109,244	(133,487)	300,701
Non-current liabilities	896,673	404	—	—	897,077

Total liabilities	1,217,736	4,285	109,244	(133,487)	1,197,778

Net assets	$759,083	$271,799	$73,975	$(302,072)	$802,785

December 31, 2002
Current assets	$337,266	$89,057	$186,029	$(102,798)	$509,554
Non-current assets	1,615,362	171,254	23	(313,642)	1,472,997

Total assets	1,952,628	260,311	186,052	(416,440)	1,982,551
Current liabilities	305,458	3,607	113,183	(125,442)	296,806
Non-current liabilities	889,483	387	—	—	889,870

Total liabilities	1,194,941	3,994	113,183	(125,442)	1,186,676

Net assets	$757,687	$256,317	$72,869	$(290,998)	$795,875

Three months ended March 31, 2003
Net sales	$421,308	$1,779	$181	$—	$423,268
Pre-tax profit	2,712	25,144	(439)	(15,703)	11,714
Net income	1,638	15,482	(439)	(9,554)	7,127
Three months ended March 31, 2002
Net sales	$412,964	$1,742	$—	$—	$414,706
Pre-tax profit	8,566	28,533	(756)	(20,359)	15,984
Net income	5,111	17,658	(756)	(12,387)	9,626

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

Net Sales

        Net sales increased by $8.6 million, or 2.1%, for the three months ended March 31, 2003 from the comparable period in 2002. The increase was primarily the result of increased sales volumes and prices of corrugated products and increased sales prices of containerboard to external third parties.

        Corrugated products volume increased 2.6% per workday for the three months ended March 31, 2003 from the comparable period in 2002. This volume improvement was achieved despite severe weather conditions at several of our box plants in the Northeast and Texas. The first quarter of 2003 was the fifth consecutive quarter in which our corrugated products volume increased compared to the same quarter in the prior year. Containerboard volume to external domestic and export customers decreased 3.5% for the three months ended March 31, 2003 from the comparable period in 2002. Containerboard mill production for the three months ended March 31, 2003 was 531,000 tons compared to 520,000 tons in the same period in 2002 and 559,000 tons in the fourth quarter of 2002.

        According to Pulp & Paper Week, average linerboard and semi-chemical medium prices for 42 lb. Liner-East and 26 lb. Medium-East, which are representative benchmark grades, were $432 and $390, respectively, per ton for the three months ended March 31, 2003. This compares to $418 and $377, respectively, per ton for the three months ended March 31, 2002. Pulp & Paper Week's published pricing typically applies to transactions that occur in the month following the publication. Accordingly, the average price for the first quarter consists of the average of the prices published in December, January and February.

        Pulp & Paper Week reported that average linerboard and semi-chemical medium prices for 42 lb. Liner-East and 26 lb. Medium-East decreased $10 to $425 and $15 to $380, respectively, per ton in February. Pulp & Paper Week reported that the price of linerboard and medium remained unchanged in March and April.

Income Before Interest Expense and Taxes

        Operating income decreased by $5.7 million, or 17.1%, for the three months ended March 31, 2003 compared to the three months ended March 31, 2002. The decrease in operating income was primarily attributable to increased costs of energy in our operations and higher costs of recycled fiber and virgin fiber at our containerboard mills, which, in total, reduced operating income by $6.3 million. The effect of these cost increases was minimized by our relatively low level of consumption of natural gas and recycled fiber at our containerboard mills. Of the total amount of purchased fuels consumed by our containerboard mills on an annual basis, approximately 75% consists of coal and bark. Similarly, our net consumption of recycled fiber is 16% of our total fiber requirements.

        Gross profit decreased $1.8 million, or 2.4%, for the three months ended March 31, 2003 from the comparable period in 2002. Gross profit as a percentage of sales declined from 17.9% of sales to 17.2% of sales in the current quarter due primarily to the increased energy and fiber costs described previously.

        Selling and administrative expenses increased $0.2 million, or 0.6%, for the three months ended March 31, 2003 compared to the three months ended March 31, 2002. The increase was primarily the result of increased salary expenses.

        Corporate overhead for the three months ended March 31, 2003 increased by $0.6 million, or 6.0%, from the comparable period in 2002. The increase was primarily attributable to increased depreciation and amortization expenses and additional costs related to the development and administration of the company's hourly pension plan.

Interest Expense and Income Taxes

        Interest expense decreased by $1.4 million, or 8.3%, for the three months ended March 31, 2003 from the three months ended March 31, 2002, primarily as a result of prepayments PCA made in 2002 on the term loans under its senior credit facility and the receivables credit facility and as a result of lower interest rates due to the expiration of the commercial paper rate-based collar in December 2002.

        PCA's effective tax rate was 39.2% for the three months ended March 31, 2003 and 39.8% for the comparable period in 2002. The effective tax rate varies from the U.S. federal statutory tax rate of 35% principally due to the impact of state and local income taxes.

Net Income

        Net income decreased by $2.5 million, or 26.0%, for the three months ended March 31, 2003 from the three months ended March 31, 2002. The decrease was the result of a dividend paid to PCA in the first quarter of 2002 from our retained one-third equity ownership in Southern Timber Venture, LLC ($1.4 million after tax), increased energy costs at our operations ($2.5 million after tax), increased recycled and virgin fiber costs at our containerboard mills ($1.4 million after tax), reduced operating income from our woodlands and solid wood operations ($1.3 million after tax), and higher depreciation, depletion and amortization expense ($0.8 million after tax), partially offset by higher sales volumes and prices of corrugated products and higher sales prices of containerboard to external third parties ($4.9 million after tax).

Liquidity and Capital Resources

Operating Activities

        Cash flow provided by operating activities for the three months ended March 31, 2003 was $38.7 million, a decrease of $4.8 million, or 11.0%, from the comparable period in 2002. The decrease was primarily due to lower net income and unfavorable changes in working capital. The unfavorable changes in working capital were driven by higher balances of inventory related to the increased prices for fiber and containerboard described previously and an increased balance in prepaid expenses related to the two containerboard mill maintenance shutdowns that occurred during the quarter, partially offset by favorable accounts payable and accounts receivable levels.

Investing Activities

        Net cash used for investing activities for the three months ended March 31, 2003 decreased $1.3 million, or 5.2%, to $23.9 million, compared to the three months ended March 31, 2002. The reduction was primarily a result of decreased additions to property, plant and equipment, partially offset by a reduction in proceeds from disposals.

Financing Activities

        Net cash used for financing activities totaled $6.1 million for the three months ended March 31, 2003, a decrease of $17.3 million, or 73.8%, from the comparable period in 2002. The decrease was primarily attributable to decreases in debt prepayments and reductions in expenditures to repurchase PCA common stock.

        The following table provides the outstanding balance and the weighted average interest rate as of March 31, 2003 for each of PCA's outstanding term loans, revolving credit facility and receivables credit facility:

	Balance at March 31, 2003	Weighted Average Interest Rate
Borrowing Arrangement (in thousands)
Term Loan A	$54,618	6.67%	(a)
Term Loan B	24,382	6.92%	(a)
Senior Revolving Credit Facility:
Revolver—Eurodollar	—	N/A
Revolver—Base Rate	—	N/A
Receivables Credit Facility	109,000	1.71%

Total	$188,000	3.82%

    (a)
    The term loan interest rates reflect the floor of the interest rate collar agreement that expires in June of 2003 plus the applicable spread. The floor of this agreement was 4.95% at March 31, 2003.

        In addition to the term loans and other borrowing arrangements noted above, PCA has $550 million of 9 5/8% senior subordinated notes due 2009 that are callable beginning April 1, 2004 at 104.8125%.

        The borrowings under the senior revolving credit facility are available to fund PCA's working capital requirements, capital expenditures and other general corporate purposes. The Term Loan A must be repaid in quarterly installments from September 2004 through June 2006. The Term Loan B must be repaid in quarterly installments from March 2005 through June 2007. The senior revolving credit facility will terminate in 2006. The receivables credit facility will terminate on November 29, 2003. As of March 31, 2003, PCA had $150.0 million in availability and no borrowings outstanding under the senior revolving credit facility. Under the receivables credit facility, PCA had $41.0 million in availability and $109.0 million outstanding as of March 31, 2003.

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

        These limitations could limit our corporate and operating activities.

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

        PCA estimates that it will make approximately $115.0 million in capital expenditures in 2003. These expenditures will be used primarily for maintenance capital, cost reduction, business growth and environmental compliance. As of March 31, 2003, PCA had spent $22.8 million for capital expenditures and had committed to spend an additional $50.7 million.

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

Market Risk and Risk Management Policies

        PCA has one interest rate collar agreement that protects against rising interest rates and simultaneously guarantees a minimum interest rate. The notional amount of the collar agreement was $78.8 million as of March 31, 2003. The floor of the interest rate collar agreement is 4.75% and the ceiling of the interest rate collar agreement is 6.75%. The interest rate on approximately 42% of PCA's variable-rate debt as of March 31, 2003 was capped. PCA receives payments under the collar agreement if the applicable interest rate (LIBOR) exceeds the ceiling. Correspondingly, PCA makes payments under the collar agreement if the applicable interest rate drops below the floor. In both cases, the amounts received or paid are based upon the notional amount and the difference between the actual interest rate and the ceiling or floor rate. The interest rate collar agreement expires June 30, 2003.

        As a result of the collar agreement noted above and the interest rate environment, a one percent increase in interest rates would result in an increase in interest expense and a corresponding decrease in income before taxes of approximately $1.1 million annually. As of March 31, 2003, the weighted average LIBOR rate was 1.29%. The effect of an interest rate change to the fair market value of the outstanding debt is insignificant. This analysis does not consider any other impact on fair value that could exist in such an interest rate environment. In the event of a change in interest rates, management could take actions to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in PCA's financial structure.

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

        We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements. For a detailed discussion on the application of these and other accounting policies, see Note 2 to our audited consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2002.

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

Environmental Liabilities

        In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which is effective for fiscal years beginning after June 15, 2002. The Statement requires legal obligations associated with the retirement of long-lived assets to be recognized at their fair value at the time that the obligations are incurred. Upon initial recognition of a liability, that cost should be capitalized as part of the related long-lived asset and allocated to expense over the useful life of the asset. The adoption of SFAS No. 143 on January 1, 2003, did not have a material impact on the Company's financial statements.

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

Impairment of Long-Lived Assets

        Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. In the event that facts and circumstances indicate that the carrying amount of any long-lived assets may be impaired, an evaluation of recoverability would be performed. If an evaluation were required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset's carrying amount to determine if a write-down to fair value were required.

        Goodwill is tested annually for impairment in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets."

Forward-Looking Statements

        Some of the statements in this Quarterly Report on Form 10-Q, and in particular, statements found in Management's Discussion and Analysis of Financial Condition and Results of Operations, that are not historical in nature may constitute forward-looking statements. These statements are often identified by the words "will," "should," "anticipate," "believe," "expect," "intend," "estimate," "hope" or similar expressions. These statements reflect management's current views with respect to future events and are subject to risks and uncertainties. There are important factors that could cause actual results to differ materially from those in forward-looking statements, many of which are beyond our control. These factors, risks and uncertainties include the following:

  •
  the impact of general economic conditions;

  •
  containerboard and corrugated products general industry conditions, including competition, product demand and product pricing;

  •
  fluctuations in wood fiber and recycled fiber costs;

  •
  fluctuations in purchased energy costs; and

  •
  legislative or regulatory requirements, particularly concerning environmental matters.

        Our actual results, performance or achievement could differ materially from those expressed in, or implied by, these forward-looking statements, and accordingly, we can give no assurances that any of the events anticipated by the forward-looking statements will transpire or occur, or if any of them do so, what impact they will have on our results of operations or financial condition. In view of these uncertainties, investors are cautioned not to place undue reliance on these forward-looking statements. We expressly disclaim any obligation to publicly revise any forward-looking statements that have been made to reflect the occurrence of events after the date hereof. For a discussion of other factors that may affect our business, see the "Risk Factors" exhibit included in PCA's annual report on Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission and available at the SEC's website at www.sec.gov.

Available Information

        The Company's internet website address is www.packagingcorp.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to section 13(a) or 15(d) of the Exchange Act are available free of charge through our website as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission.

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

PART II
OTHER INFORMATION

Item 1.    Legal Proceedings.

        On May 14, 1999, PCA was named as a defendant in a Consolidated Class Action Complaint which alleged a civil violation of Section 1 of the Sherman Act. The suit, captioned Winoff Industries, Inc. v. Stone Container Corporation, MDL No. 1261 (E.D. Pa.), names us as a defendant based solely on the allegation that PCA is successor to the interests of Tenneco Packaging Inc. and Tenneco Inc., both of which were also named as defendants in the suit, along with nine other linerboard manufacturers. The complaint alleges that the defendants, during the period October 1, 1993 through November 30, 1995, conspired to limit the supply of linerboard, and that the purpose and effect of the alleged conspiracy was artificially to increase prices of corrugated containers. The plaintiffs have moved to certify a class of all persons in the United States who purchased corrugated containers directly from any defendant during the above period, and seek treble damages and attorneys' fees on behalf of the purported class. The Court granted plaintiffs' motion on September 4, 2001, but modified the proposed class to exclude those purchasers who purchased corrugated containers pursuant to contracts in which the price was "not tied to the price of linerboard." The Court's class certification decision was affirmed by the Court of Appeals for the Third Circuit on September 5, 2002. The case is currently set for trial in September, 2004. We believe that the plaintiffs' allegations have no merit and intend to defend against the suit vigorously. We do not believe that the outcome of this litigation should have a material adverse effect on our financial position, results of operations, or cash flow.

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
2) Reports on Form 8-K
On January 24, 2003, PCA filed a current report on Form 8-K, announcing fourth quarter and full year 2002 financial results and providing earnings guidance for the first quarter of 2003.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACKAGING CORPORATION OF AMERICA (Registrant)
	By:	/s/ PAUL T. STECKO Chairman and Chief Executive Officer (Authorized Officer)
	By:	/s/ RICHARD B. WEST Senior Vice President, Chief Financial Officer and Corporate Secretary (Principal Financial Officer)
Date: May 14, 2003

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

May 14, 2003

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

May 14, 2003

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
SIGNATURES