Form 10-Q
period 2003-06-30
PACKAGING CORP OF AMERICA
filed 2003-08-13
CIK 75677

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2003

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

(847) 482-3000

(Registrant’s telephone number, including area code)

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

As of August 8, 2003, the Registrant had outstanding 104,269,775 shares of common stock, par value $0.01 per share.

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

Packaging Corporation of America
Condensed Consolidated Balance Sheets

	June 30, 2003	December 31, 2002
	(unaudited)
(In thousands, except share and per share amounts)
Assets
Current assets:
Cash and cash equivalents	$131,451	$131,305
Accounts and notes receivable, net of allowance for doubtful accounts of $5,450 and $5,821 as of June 30, 2003 and December 31, 2002, respectively	193,753	175,716
Inventories	164,553	160,549
Prepaid expenses and other current assets	54,835	22,600
Deferred income taxes	10,105	19,384
Total current assets	554,697	509,554
Property, plant and equipment, net	1,388,712	1,408,980
Intangible assets, net of accumulated amortization of $1,903 and $1,726 as of June 30, 2003 and December 31, 2002, respectively	3,794	3,854
Other long-term assets	56,492	60,163
Total assets	$2,003,695	$1,982,551
Liabilities and shareholders’ equity
Current liabilities:
Short-term debt and current maturities of long-term debt	$109,070	$113,094
Accounts payable	91,405	85,807
Accrued interest	13,370	13,362
Accrued liabilities	72,850	84,543
Total current liabilities	286,695	296,806
Long-term liabilities:
Long-term debt	629,140	629,119
Deferred income taxes	256,160	241,372
Other liabilities	19,569	19,379
Total long-term liabilities	904,869	889,870
Shareholders’ equity:
Common stock (par value $.01 per share, 300,000,000 shares authorized, 104,314,795 shares and 104,510,094 shares issued as of June 30, 2003 and December 31, 2002, respectively)	1,043	1,045
Additional paid in capital	459,304	466,911
Retained earnings	346,866	329,065
Accumulated other comprehensive income (loss):
Unrealized gain (loss) on derivatives, net	9,470	(811)
Cumulative foreign currency translation adjustment	(4)	(1)
Total accumulated other comprehensive income (loss)	9,466	(812)
Unearned compensation on restricted stock	(1,184)	—
Common stock held in treasury, at cost (191,400 shares and 18,800 shares at June 30, 2003, and December 31, 2002, respectively)	(3,364)	(334)
Total shareholders’ equity	812,131	795,875
Total liabilities and shareholders’ equity	$2,003,695	$1,982,551

See notes to condensed consolidated financial statements.

Packaging Corporation of America
Condensed Consolidated Statements of Income
(unaudited)

	Three Months Ended June 30,
	2003	2002
(In thousands, except per share amounts)
Net sales	$436,470	$447,390
Cost of sales	(357,544)	(363,700)
Gross profit	78,926	83,690
Selling and administrative expenses	(31,720)	(33,977)
Other expense, net	(3,104)	(2,201)
Corporate overhead	(10,787)	(10,952)
Income before interest and taxes	33,315	36,560
Interest expense, net	(15,716)	(17,296)
Income before taxes	17,599	19,264
Provision for income taxes	(6,925)	(7,669)
Net income	$10,674	$11,595
Weighted average common shares outstanding:
Basic	104,419	105,527
Diluted	106,221	107,810
Basic earnings per common share:
Net income per common share	$0.10	$0.11
Diluted earnings per common share:
Net income per common share	$0.10	$0.11

See notes to condensed consolidated financial statements.

Packaging Corporation of America
Condensed Consolidated Statements of Income
(unaudited)

	Six Months Ended June 30,
	2003	2002
(In thousands, except per share amounts)
Net sales	$859,738	$862,096
Cost of sales	(708,174)	(703,994)
Gross profit	151,564	158,102
Selling and administrative expenses	(64,026)	(66,086)
Other expense, net	(5,775)	(1,731)
Corporate overhead	(20,966)	(20,555)
Income before interest and taxes	60,797	69,730
Interest expense, net	(31,484)	(34,482)
Income before taxes	29,313	35,248
Provision for income taxes	(11,512)	(14,027)
Net income	$17,801	$21,221
Weighted average common shares outstanding:
Basic	104,499	105,502
Diluted	106,323	107,786
Basic earnings per common share:
Net income per common share	$0.17	$0.20
Diluted earnings per common share:
Net income per common share	$0.17	$0.20

See notes to condensed consolidated financial statements.

Packaging Corporation of America
Condensed Consolidated Statements of Cash Flow
(unaudited)

	Six Months Ended June 30,
	2003	2002
(In thousands)
Cash Flows from Operating Activities:
Net income	$17,801	$21,221
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	76,816	74,090
Amortization of financing costs	1,705	2,328
Deferred income tax provision	17,451	16,842
Loss on disposals of property, plant and equipment	1,450	1,266
Pension and postretirement benefits	844	1,162
Tax benefit associated with employee stock option exercises	2,714	2,685
Other, net	(522)	658
Changes in components of working capital:
(Increase) decrease in current assets—
Accounts receivable	(17,239)	(35,338)
Inventories	(3,683)	17,376
Prepaid expenses and other	(16,628)	(11,761)
Increase (decrease) in current liabilities—
Accounts payable	5,596	6,320
Accrued liabilities	(10,263)	(13,284)
Net cash provided by operating activities	76,042	83,565
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(51,354)	(52,743)
Acquisitions of businesses	(3,564)	—
Additions to long term assets	(2,528)	(2,118)
Proceeds from disposals of property, plant and equipment	110	2,623
Net cash used for investing activities	(57,336)	(52,238)
Cash Flows from Financing Activities:
Payments on long-term debt	(4,024)	(17,976)
Repurchases of common stock	(17,517)	(9,109)
Issuance of common stock upon exercise of stock options	2,981	2,725
Net cash used for financing activities	(18,560)	(24,360)
Net increase in cash and cash equivalents	146	6,967
Cash and cash equivalents, beginning of period	131,305	82,465
Cash and cash equivalents, end of period	$131,451	$89,432

See notes to condensed consolidated financial statements.

Packaging Corporation of America
Notes to Condensed Consolidated Financial Statements
(unaudited)
June 30, 2003

1.   Basis of Presentation

The consolidated financial statements as of June 30, 2003 and 2002 of Packaging Corporation of America (“PCA” or the “Company”) are unaudited but include all adjustments (consisting only of normal recurring adjustments) that management considers necessary for a fair presentation of such financial statements. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with Article 10 of SEC Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. Operating results during the period ended June 30, 2003 are not necessarily indicative of the results that may be expected for the period ending December 31, 2003. These consolidated financial statements should be read in conjunction with PCA’s annual report on Form 10-K for the year ended December 31, 2002.

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

New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which is effective for fiscal years beginning after June 15, 2002. The Statement requires legal obligations associated with the retirement of long-lived assets to be recognized at their fair value at the time that the obligations are incurred. Upon initial recognition of a liability, that cost should be capitalized as part of the related long-lived asset and allocated to expense over the useful life of the asset. The adoption of SFAS No. 143 on January 1, 2003, did not have a material impact on the Company’s financial statements.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” effective for exit or disposal activities initiated after December 31, 2002. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities.

Packaging Corporation of America
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
June 30, 2003

2.   Summary of Accounting Policies (Continued)

The adoption of SFAS No. 146 on January 1, 2003, did not have a material impact on the Company’s consolidated financial position or results of operations.

In November 2002, the FASB issued FASB Interpretation (“FIN”) No. 45, “Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This Interpretation does not prescribe a specific approach for subsequently measuring the guarantor’s recognized liability over the term of the related guarantee. This Interpretation also incorporates, without change, the guidance in FIN No. 34, “Disclosure of Indirect Guarantees of Indebtedness of Others,” which is being superseded. The initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. See Note 5, Letters of Credit, for the disclosure information.

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities,” which addresses the financial reporting by companies involved with variable interest entities. A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN No. 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. Previously, a company generally included an entity in its consolidated financial statements only if it controlled the entity through voting interests. The consolidation requirements of FIN No. 46 apply immediately to variable interest entities created after January 31, 2003. Existing variable interest entities must be consolidated in the first fiscal year or interim period beginning after June 15, 2003. The Company is a 33 1/3% owner of Southern Timber Venture, LLC. The Company has evaluated FIN No. 46 and has determined that Southern Timber Venture, LLC is not a variable interest entity and will not be consolidated in the company’s financial statements.

Also in January 2003, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” which amends SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. SFAS No. 148 is effective for fiscal years ending after December 15, 2002. See below for Stock-Based Compensation disclosure information.

Stock-Based Compensation

PCA entered into management equity agreements in June 1999 with 125 of its management-level employees. These agreements provided for the grant of options to purchase up to an aggregate of

Packaging Corporation of America
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
June 30, 2003

2.   Summary of Accounting Policies (Continued)

6,576,460 shares of PCA’s common stock at $4.55 per share, the same price per share at which PCA Holdings LLC purchased common stock in the April 12, 1999 transactions. The agreements called for these options to vest ratably over a five-year period, or, upon completion of an initial public offering, vest fully with contractual restrictions on transfer for a period of up to 18 months following completion of the offering. The options vested with the initial public offering in January 2000, and the restriction period ended in August 2001.

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

On June 20, 2003, the Company granted 64,500 shares of restricted stock to certain of its employees. These shares vest on June 20, 2007. The Company will recognize compensation costs associated with these shares ratably over the next four years.

As permitted by SFAS No. 123, “Accounting for Stock-Based Compensation” and amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” the Company has elected to account for its stock option plan under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and adopt the disclosure only provisions of SFAS No. 123 and SFAS No. 148. Under APB No. 25, no compensation costs are recognized because the number of options is fixed and the option exercise price is equal to the fair market price of the common stock on the date of the grant. Under SFAS No. 123, stock options are valued at the grant date using the Black-Scholes valuation model and compensation costs are recognized ratably over the vesting period. Had compensation costs been determined as prescribed by SFAS No. 123, the Company’s net income and earnings per common share for the periods presented would have been the following:

	Three months ended June 30,
	2003	2002
Net income—as reported	$10,674	$11,595
Less: Stock-based compensation expense determined using fair value method, net of tax	(665)	(424)
Net income—pro forma	$10,009	$11,171
Basic earnings per common share—as reported	$0.10	$0.11
Diluted earnings per common share—as reported	$0.10	$0.11
Basic earnings per common share—pro forma	$0.10	$0.11
Diluted earnings per common share—pro forma	$0.09	$0.10

Packaging Corporation of America
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
June 30, 2003

2.   Summary of Accounting Policies (Continued)

	Six months ended June 30,
	2003	2002
Net income—as reported	$17,801	$21,221
Less: Stock-based compensation expense determined using fair value method, net of tax	(1,406)	(961)
Net income—pro forma	$16,395	$20,260
Basic earnings per common share—as reported	$0.17	$0.20
Diluted earnings per common share—as reported	$0.17	$0.20
Basic earnings per common share—pro forma	$0.16	$0.19
Diluted earnings per common share—pro forma	$0.15	$0.19

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

Comprehensive Income

For the six months ended June 30, 2003 and 2002, total comprehensive income was $10.3 million and $0.8 million greater than net income for the respective periods due to changes in the fair value of derivatives and foreign currency translation adjustments.

Reclassifications

Prior year’s financial statements have been reclassified where appropriate to conform with the current year presentation.

Packaging Corporation of America
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
June 30, 2003

3.   Earnings Per Share

The following table sets forth the computation of basic and diluted income per common share for the periods presented.

	Three Months Ended June 30,
	2003	2002
(In thousands, except per share data)
Numerator:
Net income	$10,674	$11,595
Denominator:
Basic common shares outstanding	104,419	105,527
Effect of dilutive securities:
Stock options	1,802	2,283
Dilutive common shares outstanding	106,221	107,810
Basic income per common share	$0.10	$0.11
Diluted income per common share	$0.10	$0.11

	Six Months Ended June 30,
	2003	2002
(In thousands, except per share data)
Numerator:
Net income	$17,801	$21,221
Denominator:
Basic common shares outstanding	104,499	105,502
Effect of dilutive securities:
Stock options	1,824	2,284
Dilutive common shares outstanding	106,323	107,786
Basic income per common share	$0.17	$0.20
Diluted income per common share	$0.17	$0.20

Packaging Corporation of America
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
June 30, 2003

4.   Inventories

The components of inventories are as follows:

	June 30, 2003	December 31, 2002
		(audited)
(In thousands)
Raw materials	$76,858	$73,730
Work in progress	5,471	5,423
Finished goods	52,542	49,306
Supplies and materials	60,846	61,571
Inventories at FIFO cost	195,717	190,030
Excess of FIFO over LIFO cost	(31,164)	(29,481)
Inventory, net	$164,553	$160,549

An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations must necessarily be based on management’s estimates of expected year-end inventory levels and costs. Because these are subject to many forces beyond management’s control, interim results are subject to the final year-end LIFO inventory valuation.

5.   Letters of Credit

A summary of the Company’s letters of credit is set forth in the following table:

	June 30, 2003	December 31, 2002
(In thousands)
Workers’ compensation	$11,775	$11,775
Management equity loans	2,065	2,065
Environmental	1,272	1,431
Equipment leases	1,329	1,329
Total	$16,441	$16,600

The letter of credit related to the management equity loans guaranteed bank financing to enable some members of PCA’s management to purchase equity under the management equity agreements discussed in Note 9, Shareholders’ Equity from PCA’s 2002 Annual Report on Form 10-K. The letter of credit expires in June of 2004.

The remaining letters of credit guarantee payment by PCA of various environmental obligations, including landfills and solid waste programs, workers’ compensation, and equipment leases.

Packaging Corporation of America
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
June 30, 2003

6.   Shareholders’ Equity

On May 16, 2001, the Company announced a $100.0 million common stock repurchase program. PCA currently expects to continue to repurchase the shares from time to time. Through June 30, 2003, the Company repurchased 5,195,600 shares of common stock for approximately $88.8 million. Of the 5,195,600 shares repurchased, 769,300 shares were repurchased during the second quarter of 2003, for approximately $13.9 million. All shares were retired prior to June 30, 2003, except for 191,400 shares which were retired in July 2003.

7.   Subsequent Event

On July 7, 2003, PCA repaid all borrowings under its existing senior secured credit facility. This facility was replaced with a new senior unsecured credit facility that provides a new $100.0 million revolving credit facility, including a $35.0 million subfacility for letters of credit, and a new $50.0 million term loan. The new senior credit facility closed on July 21, 2003, and it expires in 2008.

On July 15, 2003, PCA offered $150.0 million of 4 3/8% five-year senior notes and $400.0 million of 5 3/4% ten-year senior notes through a private placement. The offering closed on July 21, 2003. On July 22, 2003, PCA used the net proceeds from the offering, together with the borrowings under the new senior credit facility and cash on hand, to repurchase $546.4 million, or 99.3%, of its outstanding 9 5/8% senior subordinated notes that were validly tendered and accepted for payment in a tender offer that expired at midnight on July 21, 2003. The remaining senior subordinated notes are callable beginning April 1, 2004 at 104.8125%. As a result of these transactions, PCA will record a one-time charge of approximately $76.0 million ($47.0 million after-tax) in the third quarter. The $76.0 million charge includes the tender offer premium of $56.0 million, fees and expenses of $3.0 million, and a $17.0 million non-cash charge for the write-off of deferred financing fees due to the early extinguishment of debt.

Packaging Corporation of America
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
June 30, 2003

8.   Summarized Combined Financial Information about Guarantor Subsidiaries

The following is summarized aggregated financial information for Packaging Credit Company, LLC, Dixie Container Corporation, PCA International, Inc., PCA International Services, LLC, Tomahawk Power LLC and PCA Hydro, Inc., each of which was a wholly-owned subsidiary of PCA and included in the Company’s consolidated financial statements. Each of these subsidiaries fully, unconditionally, jointly and severally guaranteed $550.0 million in senior subordinated notes issued by PCA. Separate financial statements of the guarantor subsidiaries are not presented because, in the opinion of management, such financial statements are not material to investors. Financial information for Packaging Receivables Company, LLC, PCAI de Mexico S. de R.L. de C.V., and PCAI Services de Mexico S. de R.L. de C.V. are reflected as non-guarantor subsidiaries.

	PCA	Guarantor Subs	Non-Guarantor Subs	Eliminations	Total
(In thousands)
June 30, 2003
Current assets	$383,566	$86,711	$192,416	$(107,996)	$554,697
Non-current assets	1,593,587	197,401	—	(341,990)	1,448,998
Total assets	1,977,153	284,112	192,416	(449,986)	2,003,695
Current liabilities	310,124	4,044	109,145	(136,618)	286,695
Non-current liabilities	904,343	526	—	—	904,869
Total liabilities	1,214,467	4,570	109,145	(136,618)	1,191,564
Net assets	$762,686	$279,542	$83,271	$(313,368)	$812,131
December 31, 2002
Current assets	$337,266	$89,057	$186,029	$(102,798)	$509,554
Non-current assets	1,615,362	171,254	23	(313,642)	1,472,997
Total assets	1,952,628	260,311	186,052	(416,440)	1,982,551
Current liabilities	305,458	3,607	113,183	(125,442)	296,806
Non-current liabilities	889,483	387	—	—	889,870
Total liabilities	1,194,941	3,994	113,183	(125,442)	1,186,676
Net assets	$757,687	$256,317	$72,869	$(290,998)	$795,875
Six months ended June 30, 2003
Net sales	$854,705	$4,654	$379	$—	$859,738
Pre-tax profit	10,804	34,458	2,260	(18,209)	29,313
Net income	6,541	20,079	2,260	(11,079)	17,801
Six months ended June 30, 2002
Net sales	$858,266	$3,830	$—	$—	$862,096
Pre-tax profit	18,989	41,799	53	(25,593)	35,248
Net income	11,327	25,413	53	(15,572)	21,221

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002

Net Sales

Net sales decreased by $10.9 million, or 2.4%, for the three months ended June 30, 2003 from the comparable period in 2002. The decrease was primarily the result of decreased sales volumes of corrugated products and containerboard to external third parties.

Corrugated products volume sold decreased 2.5% for the three months ended June 30, 2003 from the comparable period in 2002. On a comparable shipments-per-workday basis, corrugated products volume was down 1.0% from the second quarter of 2002. The second quarter of 2003 had one less workday, those days not falling on a weekend or holiday, than the second quarter of 2002. Containerboard volume to external domestic and export customers decreased 14.0% for the three months ended June 30, 2003 from the comparable period in 2002. Containerboard mill production for the three months ended June 30, 2003 was 557,500 tons compared to 548,400 tons in the same period in 2002.

According to Pulp & Paper Week, average linerboard and semi-chemical medium list prices for 42 lb. Liner-East and 26 lb. Medium-East, which are representative benchmark grades, were $425 and $380, respectively, per ton for the three months ended June 30, 2003. This compares to $415 and $370, respectively, per ton for the three months ended June 30, 2002. Pulp & Paper Week’s published pricing typically applies to transactions that occur in the month following the publication. Accordingly, the average price for the second quarter consists of the average of the prices published in March, April and May. Pulp & Paper Week reported that the list prices of linerboard and medium remained unchanged during the second quarter of 2003.

Income Before Interest and Taxes

Income before interest and taxes decreased by $3.2 million, or 8.9%, for the three months ended June 30, 2003 compared to the three months ended June 30, 2002. The decrease in income before interest and taxes was primarily attributable to increased operating costs, primarily in the areas of energy and fiber, which, in total, reduced operating income by $4.5 million. The effect of these cost increases was minimized by our relatively low level of consumption of natural gas and recycled fiber at our containerboard mills. Of the total amount of purchased fuels consumed by our containerboard mills on an annual basis, approximately 75% consists of coal and bark. Similarly, our net annual consumption of recycled fiber is 16% of our total fiber requirements.

Gross profit decreased $4.8 million, or 5.7%, for the three months ended June 30, 2003 from the comparable period in 2002. Gross profit as a percentage of sales declined from 18.7% of sales to 18.1% of sales in the current quarter due primarily to the increased energy and fiber costs described previously.

Selling and administrative expenses decreased $2.3 million, or 6.6%, for the three months ended June 30, 2003 compared to the three months ended June 30, 2002. The decrease was primarily the result of reduced travel, information technology, and other general selling related expenses.

Corporate overhead for the three months ended June 30, 2003 decreased by $0.2 million, or 1.5%, from the comparable period in 2002. The decrease was primarily attributable to reduced information technology and telecommunications expenses.

Interest Expense and Income Taxes

Interest expense decreased by $1.6 million, or 9.1%, for the three months ended June 30, 2003 from the three months ended June 30, 2002, primarily as a result of prepayments PCA made in 2002 on the term loans under its senior credit facility and the receivables credit facility and as a result of lower interest rates due to the expiration of the commercial paper rate-based collar in December 2002.

PCA’s effective tax rate was 39.3% for the three months ended June 30, 2003 and 39.8% for the comparable period in 2002. The effective tax rate varies from the U.S. federal statutory tax rate of 35% principally due to the impact of state and local income taxes.

Net Income

Net income decreased by $0.9 million, or 7.9%, for the three months ended June 30, 2003 from the three months ended June 30, 2002. The decrease was primarily the result of cost increases in the areas of fiber and energy ($2.7 million after tax).

Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002

Net Sales

Net sales decreased by $2.4 million, or 0.3%, for the six months ended June 30, 2003 from the comparable period in 2002. The decrease was primarily the result of decreased sales volumes of containerboard to external third parties.

Corrugated products volume sold increased 0.7% per workday for the six months ended June 30, 2003 from the comparable period in 2002. Containerboard volume to external domestic and export customers decreased 8.7% for the six months ended June 30, 2003 from the comparable period in 2002. Containerboard mill production for the six months ended June 30, 2003 was 1,088,000 tons compared to 1,068,000 tons in the same period in 2002.

According to Pulp & Paper Week, average linerboard and semi-chemical medium list prices for 42 lb. Liner-East and 26 lb. Medium-East, which are representative benchmark grades, were $428 and $385, respectively, per ton for the six months ended June 30, 2003. This compares to $417 and $373, respectively, per ton for the six months ended June 30, 2002.

Income Before Interest and Taxes

Income before interest and taxes decreased by $8.9 million, or 12.8%, for the six months ended June 30, 2003 compared to the six months ended June 30, 2002. The decrease in income before interest and taxes was primarily attributable to increased costs of energy in our operations and higher costs of recycled and virgin fiber at our containerboard mills, which, in total, reduced operating income by $10.8 million.

Gross profit decreased $6.5 million, or 4.1%, for the six months ended June 30, 2003 from the comparable period in 2002. Gross profit as a percentage of sales decreased to 17.6% of sales in the first half of 2003 from 18.3% in the first half of 2002 due primarily to the increased energy and fiber costs described previously.

Selling and administrative expenses decreased $2.1 million, or 3.1%, for the six months ended June 30, 2003 compared to the six months ended June 30, 2002. The decrease was primarily the result of reduced travel, information technology, and other general selling related expenses.

Corporate overhead for the six months ended June 30, 2003 increased by $0.4 million, or 2.0%, from the comparable period in 2002. The increase was primarily attributable to increased depreciation and amortization expenses and costs related to the development and administration of the company’s hourly pension plan.

Interest Expense and Income Taxes

Interest expense decreased by $3.0 million, or 8.7%, for the six months ended June 30, 2003 from the six months ended June 30, 2002, primarily as a result of prepayments PCA made in 2002 on the term loans under its senior credit facility and the receivables credit facility and as a result of lower interest rates due to the expiration of the commercial paper rate-based collar in December 2002.

PCA’s effective tax rate was 39.3% for the six months ended June 30, 2003 and 39.8% for the comparable period in 2002. The effective tax rate varies from the U.S. federal statutory tax rate of 35% principally due to the impact of state and local income taxes.

Net Income

Net income decreased by $3.4 million, or 16.1%, for the six months ended June 30, 2003 from the six months ended June 30, 2002. The decrease was primarily the result of increased energy costs at our operations ($3.0 million after tax) and increased recycled and virgin fiber costs at our containerboard mills ($3.6 million after tax).

Liquidity and Capital Resources

Operating Activities

Cash flow provided by operating activities for the six months ended June 30, 2003 was $76.0 million, a decrease of $7.5 million, or 9.0%, from the comparable period in 2002. The decrease was primarily due to lower net income and unfavorable changes in working capital. The unfavorable changes in working capital were driven by higher balances of inventory related to an increase in inventory levels and increased prices for fiber and containerboard described previously, partially offset by favorable accounts receivable levels.

Investing Activities

Net cash used for investing activities for the six months ended June 30, 2003 increased $5.1 million, or 9.8%, to $57.3 million, compared to the six months ended June 30, 2002. The increase was primarily related to expenditures to acquire the assets of a corrugated products plant and to establish an additional corrugated products plant.

Financing Activities

Net cash used for financing activities totaled $18.6 million for the six months ended June 30, 2003, a decrease of $5.8 million, or 23.8%, from the comparable period in 2002. The reduction was primarily attributable to a decrease in debt prepayments partially offset by an increase in expenditures to repurchase PCA common stock.

The following table provides the outstanding balance and the weighted average interest rate as of June 30, 2003 for each of PCA’s then-outstanding term loans, revolving credit facility and receivables credit facility:

	Balance at June 30, 2003	Weighted Average Interest Rate
Borrowing Arrangement (in thousands)
Term Loan A	$54,618	6.41%	(a)
Term Loan B	24,382	6.91%	(a)
Senior Revolving Credit Facility:
Revolver-Eurodollar	—	N/A
Revolver-Base Rate	—	N/A
Receivables Credit Facility	109,000	1.51%
Total	$188,000	3.63%

(a)           The term loan interest rates reflect the floor of the interest rate collar agreement that expired on June 30, 2003 plus the applicable spread. The floor of this agreement was 4.95% at June 30, 2003.

In addition to the term loans and other borrowing arrangements noted above on June 30, 2003, PCA had $550 million of 9 5/8% senior subordinated notes due 2009.

PCA’s primary sources of liquidity have been cash flows from operations and borrowings under PCA’s senior revolving credit facility and receivables credit facility. As of June 30, 2003, PCA had $191.0 million in unused borrowing capacity under the existing credit agreements. PCA’s primary uses of cash are for debt service and capital expenditures.

On June 23, 2003, PCA launched a tender offer, which expired at midnight on July 21, 2003, for any and all of its outstanding $550 million aggregate principal amount of 9 5/8% senior subordinated notes due 2009. In connection with the tender offer, PCA also solicited consents to adopt amendments to the indenture under which the 9 5/8% notes were issued to eliminate substantially all of the restrictive covenants and several of the event of default provisions contained in the indenture. The consent solicitation expired on July 7, 2003, at which time holders of approximately $546.3 million, or 99.3%, in aggregate principal amount of the 9 5/8% notes consented to the proposed amendments and tendered their notes in the tender offer.

On July 7, 2003, PCA repaid all borrowings under its existing senior secured credit facility. This facility was replaced with a new senior unsecured credit facility that provides a new $100.0 million revolving credit facility, including a $35.0 million subfacility for letters of credit, and a new $50.0 million term loan. The new senior credit facility closed on July 21, 2003, and it expires in 2008.

On July 15, 2003, PCA offered $150 million of 4 3/8% five-year senior notes and $400.0 million of 5 3/4% ten-year senior notes through a private placement. The offering closed on July 21, 2003. On July 22, 2003, PCA used the net proceeds from the offering, together with the borrowings under the new senior credit facility and cash on hand, to repurchase $546.4 million, or 99.3%,  of its outstanding 9 5/8% senior subordinated notes that were validly tendered and accepted for payment in the tender offer that expired at midnight on July 21, 2003. The remaining senior subordinated notes are callable beginning on April 1, 2004 at 104.8125%. As a result of these transactions, PCA will record a one-time, charge of approximately $76.0 million ($47.0 million after-tax) in the third quarter. The $76.0 million charge includes the tender offer premium of $56.0 million, fees and expenses of $3.0 million, and a $17.0 million non-cash charge for the write-off of deferred financing fees due to the early extinguishment of debt.

The borrowings under the new senior revolving credit facility are available to fund PCA’s working capital requirements, capital expenditures and other general corporate purposes. The new term loan is required to be repaid in $10.0 million installments on the second, third and fourth anniversary of the new senior credit facility closing date and a $20.0 million installment on the fifth anniversary of the new senior credit facility closing date.

The receivables credit facility will terminate on November 29, 2003. PCA intends to refinance this facility during the third quarter of 2003.

The new instruments governing PCA’s indebtedness contain financial and other covenants that limit, among other things, the ability of PCA and its subsidiaries to:

•       enter into sale and leaseback transactions,

•       incur liens,

•       enter into certain transactions with affiliates, or

•       merge or consolidate with any other person or sell or otherwise dispose of all or substantially all of the assets of PCA.

These limitations could limit our corporate and operating activities.

In addition, we must maintain minimum net worth, maximum leverage and minimum EBITDA to interest ratios under the new senior credit facility. A failure to comply with the restrictions contained in the new senior credit facility could lead to an event of default, which could result in an acceleration of such indebtedness. Such an acceleration would also constitute an event of default under the notes indenture and the receivables credit facility.

PCA estimates that it will make approximately $115.0 million in capital expenditures in 2003. These expenditures will be used primarily for maintenance capital, cost reduction, business growth and environmental compliance. As of June 30, 2003, PCA had spent $51.4 million for capital expenditures, $3.6 million for acquisitions and had committed to spend an additional $44.1 million.

PCA believes that cash generated from operations will be adequate to meet its anticipated debt service requirements, capital expenditures and working capital needs for the next 12 months, and that cash generated from operations and amounts available under the new senior credit facility will be adequate to meet its anticipated debt service requirements, capital expenditures and working capital needs for the foreseeable future. PCA’s future operating performance and its ability to service or refinance the notes, to service, extend or refinance the credit facilities and to pay cash dividends, will be subject to future economic conditions and to financial, business and other factors, many of which are beyond PCA’s control.

Market Risk and Risk Management Policies

On June 12, 2003, PCA entered into two interest rate protection agreements with a counterparty to lock in then current interest rates on 5-year and 10-year U.S. Treasury notes. PCA entered into these agreements to protect it against increases in the 5-year U.S. Treasury note rate, which served as a reference in determining the interest rate applicable to the 5-year notes due 2008, and the 10-year U.S. Treasury note rate, which served as a reference in determining the interest rate applicable to the 10-year notes due 2013. As a result of increases in the interest rates on the 5-year U.S. Treasury notes and 10-year U.S. Treasury notes, PCA received a payment of approximately $27.0 million from the counterparty upon settlement of the agreements, which occurred on July 21, 2003.

Environmental Matters

PCA is subject to, and must comply with, a variety of federal, state and local environmental laws, particularly those relating to air and water quality, waste disposal and the cleanup of contaminated soil and groundwater. Because environmental regulations are constantly evolving, PCA has incurred, and will continue to incur, costs to maintain compliance with those laws. In particular, the United States Environmental Protection Agency finalized the Cluster Rules which govern pulp and paper mill operations, including those at our Counce, Filer City, Valdosta and Tomahawk mills. Over the next several years, the Cluster Rules will affect PCA’s allowable discharges of air and water pollutants, and require PCA to spend money to ensure compliance with those new rules.

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

Derivatives

We hold derivative financial instruments to hedge our interest rate risk associated with our long-term debt. These derivatives qualify for hedge accounting as discussed in Note 2 to our audited consolidated financial statements included in our most recent annual report on Form 10-K. We do not speculate in derivatives trading. Hedge accounting results when we designate and document the hedging relationships involving these derivative instruments. While we intend to continue to meet the conditions for hedge accounting, if hedges do not qualify as highly effective or if we did not believe that forecasted transactions would occur, the changes in the fair value of the derivatives used as hedges would be reflected in earnings.

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

Environmental Liabilities

In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which is effective for fiscal years beginning after June 15, 2002. The Statement requires legal obligations associated with the retirement of long-lived assets to be recognized at their fair value at the time that the obligations are incurred. Upon initial recognition of a liability, that cost should be capitalized as part of the related long-lived asset and allocated to expense over the useful life of the asset. The adoption of SFAS No. 143 on January 1, 2003, did not have a material impact on the Company’s financial statements.

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

Forward-Looking Statements

Some of the statements in this Quarterly Report on Form 10-Q, and in particular, statements found in Management’s Discussion and Analysis of Financial Condition and Results of Operations, that are not historical in nature may constitute forward-looking statements. These statements are often identified by the words “will,” “should,” “anticipate,” “believe,” “expect,” “intend,” “estimate,” “hope” or similar expressions. These statements reflect management’s current views with respect to future events and are subject to risks and uncertainties. There are important factors that could cause actual results to differ materially from those in forward-looking statements, many of which are beyond our control. These factors, risks and uncertainties include the following:

•       the impact of general economic conditions;

•       containerboard and corrugated products general industry conditions, including competition, product demand and product pricing;

•       fluctuations in wood fiber and recycled fiber costs;

•       fluctuations in purchased energy costs; and

•       legislative or regulatory requirements, particularly concerning environmental matters.

Our actual results, performance or achievement could differ materially from those expressed in, or implied by, these forward-looking statements, and accordingly, we can give no assurances that any of the events anticipated by the forward-looking statements will transpire or occur, or if any of them do so, what impact they will have on our results of operations or financial condition. In view of these uncertainties, investors are cautioned not to place undue reliance on these forward-looking statements. We expressly disclaim any obligation to publicly revise any forward-looking statements that have been made to reflect the occurrence of events after the date hereof. For a discussion of other factors that may affect our business, see the “Risk Factors” exhibit included in PCA’s annual report on Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission and available at the SEC’s website at www.sec.gov.

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

Item 3.   Quantitative and Qualitative Disclosures about Market Risk.

For a discussion of market risks related to PCA, see Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Market Risk and Risk Management Policies” in this Quarterly Report on Form 10-Q.

Item 4.   Controls and Procedures.

PCA’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of PCA’s disclosure controls and procedures, as defined in Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as of a date within 90 days of the filing date of this quarterly report and concluded that PCA’s disclosure controls and procedures were functioning properly as of the evaluation date.

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

PART II

OTHER INFORMATION

Item 1.   Legal Proceedings.

On May 14, 1999, PCA was named as a defendant in two Consolidated Class Action Complaints which alleged a civil violation of Section 1 of the Sherman Act. The suits, captioned Winoff Industries, Inc. v. Stone Container Corporation, MDL No. 1261 (E.D. Pa.) and General Refractories Co. v. Gaylord Container Corporation, MDL No. 1261 (E.D. Pa.), names us as a defendant based solely on the allegation that PCA is successor to the interests of Tenneco Packaging Inc. and Tenneco Inc., both of which were also named as defendants in the suits, along with nine other linerboard and corrugated sheet manufacturers. The complaints allege that the defendants, during the period October 1, 1993 through November 30, 1995, conspired to limit the supply of linerboard, and that the purpose and effect of the alleged conspiracy was to artificially increase prices of corrugated containers and corrugated sheets, respectively. The plaintiffs moved to certify a class of all persons in the United States who purchased corrugated containers or sheets directly from any defendant during the above period, and seek treble damages and attorneys’ fees on behalf of the purported class. The Court granted plaintiffs’ class certification motion on September 4, 2001, but modified the proposed class to exclude those purchasers who purchased corrugated containers or sheets pursuant to contracts in which the price was “not tied to the price of linerboard.” The Court’s class certification decision was affirmed by the Court of Appeals for the Third Circuit on September 5, 2002. The defendants filed a petition for a writ of certiorari with the Supreme Court of the United States, which was denied on April 12, 2003.  Notices were issued to the class on or about April 24, 2003 and the Court set June 9, 2003 as the deadline for class members to opt out of the class.  Several plaintiffs have opted out of the class and approximately ten direct action complaints have been filed in various federal courts across the country by opt-out plaintiffs. These cases have effectively been consolidated for pretrial purposes before the Court. All of the opt-out complaints make allegations against the defendants, including PCA, substantially similar to those made in the class actions. The class action cases are currently set for trial in September, 2004. No schedule has yet been entered with regard to the direct action cases. We believe that the plaintiffs’ allegations have no merit and intend to defend against the suits vigorously. We do not believe that the outcome of this litigation should have a material adverse effect on our financial position, results of operations, or cash flow.

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

None.

Item 3.   Defaults Upon Senior Securities.

None.

Item 4.   Submission of Matters to a Vote of Security Holders.

We held an annual meeting of our shareholders on May 14, 2003 to vote on the following:

(a)    To elect seven nominees to serve on our Board of Directors, each of whom then served as a director of PCA, to serve for an annual term that will expire at the 2004 annual meeting of shareholders and until their successors are elected and qualified.  Our stockholders voted to elect all seven nominees. Votes for and votes withheld, by nominee, were as follows:

Nominee	For	Withheld
Paul T. Stecko	89,298,464	8,860,499
Henry F. Frigon	95,159,708	2,999,255
Louis A. Holland	95,166,061	2,992,902
Justin S. Huscher	89,507,654	8,651,309
Samuel M. Mencoff	71,764,783	26,394,180
Thomas S. Souleles	71,690,563	26,468,400
Rayford K. Williamson	95,151,650	3,007,313

(b)   To ratify our Board’s appointment of Ernst & Young LLP as our independent auditors for the fiscal year ending December 31, 2003.  Our stockholders voted on this matter with 97,534,377 votes for and 615,157 votes against. There were 9,429 abstentions.

Item 5.   Other Information.

None.

Item 6.   Exhibits and Reports on Form 8-K.

1) Exhibits
4.1

Supplemental Indenture, dated as of July 7, 2003, among PCA, PCA International, Inc., PCA International Services, LLC, Packaging Credit Company, LLC, Dixie Container Corporation, PCA Hydro, Inc., Tomahawk Power LLC and The Bank of New York (as successor to United States Trust Company of New York).

4.2	Indenture, dated as of July 21, 2003, between PCA and U.S. Bank National Association.
4.3	First Supplemental Indenture, dated as of July 21, 2003, between PCA and U.S. Bank National Association.
4.4	Registration Rights Agreement, dated as of July 21, 2003, among PCA, Morgan Stanley & Co. Incorporated (“Morgan Stanley”) and Citigroup Global Markets Inc. (“Citigroup”).
4.5	Form of Note.
10.1	Purchase Agreement, dated as of July 15, 2003, among PCA, Morgan Stanley and Citigroup.
10.2

Credit Agreement, dated as of July 21, 2003, among PCA and the banks, financial institutions and other institutional lenders and initial issuing banks listed on the signature pages thereto, Citigroup and J.P. Morgan Securities Inc., as arrangers, Citicorp North America, Inc., as syndication agent, and JPMorgan Chase Bank, as agent.

31.1	Certification of Chief Executive Officer, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. §1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
2) Reports on Form 8-K
On April 21, 2003, PCA filed a current report on Form 8-K, announcing first quarter 2003 financial results and providing earnings guidance for the second quarter of 2003.

On June 25, 2003, PCA filed a current report on Form 8-K, announcing that it was commencing a cash tender offer relating to all of its $550 million outstanding 9 5/8% senior subordinated notes due 2009.

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
Date: August 13, 2003