Form 10-Q
period 2003-09-30
PACKAGING CORP OF AMERICA
filed 2003-11-14
CIK 75677

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2003

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

As of November 10, 2003, the Registrant had outstanding 105,433,643 shares of common stock, par value $0.01 per share.

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

Packaging Corporation of America
Condensed Consolidated Balance Sheets

	September 30, 2003	December 31, 2002
	(unaudited)
(In thousands, except share and per share amounts)
Assets
Current assets:
Cash and cash equivalents	$116,651	$131,305
Accounts and notes receivable, net of allowance for doubtful accounts of $5,919 and $5,821 as of September 30, 2003 and December 31, 2002, respectively	202,465	175,716
Inventories	166,480	160,549
Prepaid expenses and other current assets	30,601	22,600
Deferred income taxes	54,240	19,384
Total current assets	570,437	509,554
Property, plant and equipment, net	1,376,331	1,408,980
Intangible assets, net of accumulated amortization of $1,991 and $1,726 as of September 30, 2003 and December 31, 2002, respectively	3,764	3,854
Other long-term assets	41,054	60,163
Total assets	$1,991,586	$1,982,551
Liabilities and shareholders’ equity
Current liabilities:
Short-term debt and current maturities of long-term debt	$109,070	$113,094
Accounts payable	97,064	85,807
Accrued interest	6,195	13,362
Accrued liabilities	88,793	84,543
Total current liabilities	301,122	296,806
Long-term liabilities:
Long-term debt	599,695	629,119
Deferred income taxes	267,525	241,372
Other liabilities	19,988	19,379
Total long-term liabilities	887,208	889,870
Shareholders’ equity:
Common stock (par value $.01 per share, 300,000,000 shares authorized, 104,669,535 shares and 104,510,094 shares issued as of September 30, 2003 and December 31, 2002, respectively)	1,047	1,045
Additional paid in capital	462,437	466,911
Retained earnings	314,530	329,065
Accumulated other comprehensive income (loss):
Unrealized gain (loss) on derivatives, net	26,361	(811)
Cumulative foreign currency translation adjustment	(9)	(1)
Total accumulated other comprehensive income (loss)	26,352	(812)
Unearned compensation on restricted stock	(1,110)	—
Common stock held in treasury, at cost (18,800 shares at December 31, 2002)	—	(334)
Total shareholders’ equity	803,256	795,875
Total liabilities and shareholders’ equity	$1,991,586	$1,982,551

See notes to condensed consolidated financial statements.

Packaging Corporation of America
Condensed Consolidated Statements of Income
(unaudited)

	Three Months Ended September 30,
	2003	2002
(In thousands, except per share amounts)
Net sales	$444,599	$455,570
Cost of sales	(365,747)	(368,953)
Gross profit	78,852	86,617
Selling and administrative expenses	(32,722)	(33,065)
Other expense, net	(2,644)	(3,609)
Corporate overhead	(13,959)	(9,908)
Income before interest and taxes	29,527	40,035
Interest expense, net	(82,593)	(16,749)
Income (loss) before taxes	(53,066)	23,286
(Provision) credit for income taxes	20,730	(8,688)
Net income (loss)	$(32,336)	$14,598
Weighted average common shares outstanding:
Basic	104,303	104,775
Diluted	106,037	106,863
Basic earnings per common share:
Net income (loss) per common share	$(0.31)	$0.14
Diluted earnings per common share:
Net income (loss) per common share	$(0.31)	$0.14

See notes to condensed consolidated financial statements.

Packaging Corporation of America
Condensed Consolidated Statements of Income
(unaudited)

	Nine Months Ended September 30,
	2003	2002
(In thousands, except per share amounts)
Net sales	$1,304,337	$1,317,666
Cost of sales	(1,073,921)	(1,072,947)
Gross profit	230,416	244,719
Selling and administrative expenses	(96,748)	(99,151)
Other expense, net	(8,419)	(5,340)
Corporate overhead	(34,925)	(30,463)
Income before interest and taxes	90,324	109,765
Interest expense, net	(114,077)	(51,231)
Income (loss) before taxes	(23,753)	58,534
(Provision) credit for income taxes	9,218	(22,715)
Net income (loss)	$(14,535)	$35,819
Weighted average common shares outstanding:
Basic	104,433	105,257
Diluted	106,310	107,475
Basic earnings per common share:
Net income (loss) per common share	$(0.14)	$0.34
Diluted earnings per common share:
Net income (loss) per common share	$(0.14)	$0.33

See notes to condensed consolidated financial statements.

Packaging Corporation of America
Condensed Consolidated Statements of Cash Flow
(unaudited)

	Nine Months Ended September 30,
	2003	2002
(In thousands)
Cash Flows from Operating Activities:
Net income (loss)	$(14,535)	$35,819
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	116,571	111,115
Amortization of financing costs	1,938	3,181
Loss—early debt extinguishment	76,622	—
Deferred income tax provision	(9,219)	23,569
Loss on disposals of property, plant and equipment	3,079	3,264
Pension and postretirement benefits	1,395	1,743
Tax benefit associated with employee stock option exercises	5,504	3,449
Other, net	(960)	1,082
Changes in components of working capital:
(Increase) decrease in current assets—
Accounts receivable	(25,951)	(31,413)
Inventories	(5,610)	12,473
Prepaid expenses and other	(7,960)	(6,583)
Increase (decrease) in current liabilities—
Accounts payable	11,080	1,202
Accrued liabilities	(2,995)	14,177
Net cash provided by operating activities	148,959	173,078
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(78,144)	(72,399)
Acquisitions of businesses	(2,799)	—
Additions to long term assets	(3,564)	(4,716)
Proceeds from disposals of property, plant and equipment	760	2,653
Net cash used for investing activities	(83,747)	(74,462)
Cash Flows from Financing Activities:
Payments on long-term debt	(685,425)	(27,046)
Proceeds from long-term debt issued	595,888	—
Financing costs paid	(6,466)	—
Proceeds from settlement of treasury lock	26,965	—
Repurchases of common stock	(17,517)	(27,844)
Issuance of common stock upon exercise of stock options	6,689	3,501
Net cash used for financing activities	(79,866)	(51,389)
Net increase (decrease) in cash and cash equivalents	(14,654)	47,227
Cash and cash equivalents, beginning of period	131,305	82,465
Cash and cash equivalents, end of period	$116,651	$129,692

See notes to condensed consolidated financial statements.

Packaging Corporation of America
Notes to Condensed Consolidated Financial Statements
(unaudited)
September 30, 2003

1.   Basis of Presentation

The consolidated financial statements as of September 30, 2003 and 2002 of Packaging Corporation of America (“PCA” or the “Company”) are unaudited but include all adjustments (consisting only of normal recurring adjustments) that management considers necessary for a fair presentation of such financial statements. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with Article 10 of SEC Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. Operating results during the period ended September 30, 2003 are not necessarily indicative of the results that may be expected for the period ending December 31, 2003. These consolidated financial statements should be read in conjunction with PCA’s annual report on Form 10-K for the year ended December 31, 2002.

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

New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which is effective for fiscal years beginning after June 15, 2002. The Statement requires legal obligations associated with the retirement of long-lived assets to be recognized at their fair value at the time that the obligations are incurred. Upon initial recognition of a liability, that cost should be capitalized as part of the related long-lived asset and allocated to expense over the useful life of the asset. Certain of the Company’s facilities have indeterminate lives because they are expected to remain in operation for the foreseeable future. Consequently, the asset retirement obligations related to these facilities cannot be reasonably estimated. The adoption of SFAS No. 143 on January 1, 2003, did not have a material impact on the Company’s financial statements.

Packaging Corporation of America
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
September 30, 2003

2.   Summary of Accounting Policies (Continued)

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

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities,” which addresses the financial reporting by companies involved with variable interest entities. A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN No. 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. Previously, a company generally included an entity in its consolidated financial statements only if it controlled the entity through voting interests. The consolidation requirements of FIN No. 46 apply immediately to variable interest entities created after January 31, 2003. Existing variable interest entities must be consolidated in the first fiscal year or interim period ending after December 15, 2003. The adoption of FIN No. 46 did not have a significant impact on the Company’s financial statements.

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

Packaging Corporation of America
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
September 30, 2003

2.   Summary of Accounting Policies (Continued)

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

Packaging Corporation of America
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
September 30, 2003

2.   Summary of Accounting Policies (Continued)

costs been determined as prescribed by SFAS No. 123, the Company’s net income and earnings per common share for the periods presented would have been the following:

	Three months ended September 30,
	2003	2002
Net income (loss)—as reported	$(32,336)	$14,598
Add: Amortization of unearned compensation on restricted stock, net of tax	45	—
Less: Stock-based compensation expense determined using fair value method, net of tax	(881)	(688)
Net income (loss)—pro forma	$(33,172)	$13,910
Basic earnings (loss) per common share—as reported	$(0.31)	$0.14
Diluted earnings (loss) per common share—as reported	$(0.31)	$0.14
Basic earnings (loss) per common share—pro forma	$(0.32)	$0.13
Diluted earnings (loss) per common share—pro forma	$(0.32)	$0.13

	Nine months ended September 30,
	2003	2002
Net income (loss)—as reported	$(14,535)	$35,819
Add: Amortization of unearned compensation on restricted stock, net of tax	45	—
Less: Stock-based compensation expense determined using fair value method, net of tax	(2,288)	(1,649)
Net income (loss)—pro forma	$(16,778)	$34,170
Basic earnings (loss) per common share—as reported	$(0.14)	$0.34
Diluted earnings (loss) per common share—as reported	$(0.14)	$0.33
Basic earnings (loss) per common share—pro forma	$(0.16)	$0.32
Diluted earnings (loss) per common share—pro forma	$(0.16)	$0.32

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

Packaging Corporation of America
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
September 30, 2003

2.   Summary of Accounting Policies (Continued)

Revenue Recognition

The Company recognizes revenue as title to the products is transferred to customers. Shipping and handling costs are included in cost of sales. Shipping and handling billings to a customer in a sales transaction are included in revenue.

Comprehensive Income (Loss)

For the three months ended September 30, 2003 and 2002, total comprehensive income was $16.9 million and $0.5 million greater than net income for the respective periods. For the nine months ended September 30, 2003 and 2002, total comprehensive income was $27.2 million and $1.4 million greater than net income for the respective periods. These variances in comprehensive income were due to changes in the fair value of derivatives, foreign currency translation adjustments and proceeds from settlement of a Treasury lock.

On June 12, 2003, PCA entered into two interest rate protection agreements with a counterparty to lock in then current interest rates on 5-year and 10-year U.S. Treasury notes. PCA entered into these agreements to protect it against increases in the 5-year U.S. Treasury note rate, which served as a reference in determining the interest rate applicable to the 5-year notes due 2008, and the 10-year U.S. Treasury note rate, which served as a reference in determining the interest rate applicable to the 10-year notes due 2013. As a result of increases in the interest rates on the 5-year U.S. Treasury notes and 10-year U.S. Treasury notes, PCA received a payment of approximately $27.0 million from the counterparty upon settlement of the agreements, which occurred on July 21, 2003. PCA recorded the settlement in Accumulated Other Comprehensive Income (Loss) and will amortize this amount to interest expense over the respective lives of the notes.

Reclassifications

Prior year’s financial statements have been reclassified where appropriate to conform with the current year presentation.

Packaging Corporation of America
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
September 30, 2003

3.   Earnings Per Share

The following table sets forth the computation of basic and diluted income per common share for the periods presented.

	Three Months Ended September 30,
	2003	2002
(In thousands, except per share data)
Numerator:
Net income (loss)	$(32,336)	$14,598
Denominator:
Basic common shares outstanding	104,303	104,775
Effect of dilutive securities:
Stock options	1,734	2,088
Dilutive common shares outstanding	106,037	106,863
Basic income (loss) per common share	$(0.31)	$0.14
Diluted income per (loss) common share	$(0.31)	$0.14

	Nine Months Ended September 30,
	2003	2002
(In thousands, except per share data)
Numerator:
Net income (loss)	$(14,535)	$35,819
Denominator:
Basic common shares outstanding	104,433	105,257
Effect of dilutive securities:
Stock options	1,877	2,218
Dilutive common shares outstanding	106,310	107,475
Basic income (loss) per common share	$(0.14)	$0.34
Diluted income (loss) per common share	$(0.14)	$0.33

Packaging Corporation of America
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
September 30, 2003

4.   Inventories

The components of inventories are as follows:

	September 30, 2003	December 31, 2002
		(audited)
(In thousands)
Raw materials	$76,669	$73,730
Work in progress	5,519	5,423
Finished goods	52,882	49,306
Supplies and materials	61,797	61,571
Inventories at FIFO cost	196,867	190,030
Excess of FIFO over LIFO cost	(30,387)	(29,481)
Inventory, net	$166,480	$160,549

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

Packaging Corporation of America
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
September 30, 2003

5.   Debt

A summary of debt is set forth in the following table:

	September 30,	December 31,
	2003	2002
(In thousands)
Senior credit facility—
Term Loan A, effective interest rate of 3.15% as of December 31, 2002	$—	$54,618
Term Loan B, effective interest rate of 3.40% as of December 31, 2002	—	24,382
Term Loan, effective interest rate of 2.44% as of September 30, 2003, due in varying annual installments beginning July 21, 2005 through 2008	50,000	—
Receivables credit facility, effective interest rate of 1.50% and 1.78% as of September 30, 2003 and December 31, 2002, respectively, due October 10, 2006	109,000	113,000
Senior subordinated notes, interest at 9.625% payable semi-annually, due April 1, 2009, callable April 1, 2004	3,617	550,000
$150 million senior notes, net of discount, interest at 4.375% payable semi-annually, due August 1, 2008	149,350	—
$400 million senior notes, net of discount, interest at 5.750% payable semi-annually, due August 1, 2013	396,658	—
Other	140	213
Total	708,765	742,213
Less: Current portion	109,070	113,094
Total long-term debt	$599,695	$629,119

On June 23, 2003, PCA launched a tender offer, which expired at midnight on July 21, 2003, for any and all of its outstanding $550.0 million aggregate principal amount of 9 5/8% senior subordinated notes due 2009. In connection with the tender offer, PCA also solicited consents to adopt amendments to the indenture under which the 9 5/8% notes were issued to eliminate substantially all of the restrictive covenants and several of the event of default provisions contained in the indenture. The consent solicitation expired on July 7, 2003, at which time holders of approximately $546.3 million, or 99.3%, in aggregate principal amount of the 9 5/8% notes consented to the proposed amendments and tendered their notes in the tender offer.

On July 7, 2003, PCA repaid all borrowings under its existing senior secured credit facility. This facility was replaced with a new senior unsecured credit facility that provides a new $100.0 million revolving credit facility, including a $35.0 million subfacility for letters of credit, and a new $50.0 million term loan. As of September 30, 2003, there are no borrowings outstanding under the revolving credit facility. The new senior credit facility closed on July 21, 2003, and it expires in 2008.

On July 15, 2003, PCA offered $150.0 million of 4 3/8% five-year senior notes and $400.0 million of 5 3/4% ten-year senior notes through a private placement. The offering closed on July 21, 2003. On July 22, 2003, PCA used the net proceeds from the offering, together with the borrowings under the new senior credit facility and cash on hand, to repurchase $546.4 million, or 99.3%, of its outstanding 9 5/8% senior subordinated notes that were validly tendered and accepted for payment in the tender offer that expired at

Packaging Corporation of America
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
September 30, 2003

5.   Debt (Continued)

midnight on July 21, 2003. The remaining senior subordinated notes are callable beginning on April 1, 2004 at 104.8125%. As a result of these transactions, PCA recorded a one-time, charge of approximately $76.6 million ($46.7 million after-tax) in the third quarter. The $76.6 million charge includes the tender offer premium of $55.9 million and a $17.4 million non-cash charge for the write-off of deferred financing fees due to the early extinguishment of debt, which are included in interest expense, and fees and expenses of $3.3 million, which are included in corporate overhead.

On October 10, 2003, PCA renewed the receivables credit facility for an additional three-year term. This facility will terminate on October 10, 2006.

The new instruments governing PCA’s indebtedness contain covenants that limit the ability of PCA and its subsidiaries to enter into sale and leaseback transactions, incur liens, enter into certain transactions with affiliates, or merge or consolidate with any other person or sell or otherwise dispose of all or substantially all of the assets of the Company. They also require PCA to comply with certain financial covenants, including the ratio of earnings before interest, taxes, depreciation and amortization (EBITDA) to interest expense, the ratio of debt to total capitalization, and minimum net worth levels. A failure to comply with these restrictions could lead to an event of default, which could result in an acceleration of such indebtedness. At September 30, 2003 the Company was in compliance with these covenants.

6.   Letters of Credit

A summary of the Company’s letters of credit is set forth in the following table:

	September 30, 2003	December 31, 2002
(In thousands)
Workers’ compensation	$11,775	$11,775
Management equity loans	600	2,065
Environmental	1,272	1,431
Equipment leases	—	1,329
Total	$13,647	$16,600

The letter of credit related to the management equity loans guaranteed bank financing to enable some members of PCA’s management to purchase equity under the management equity agreements discussed in Note 9, Shareholders’ Equity from PCA’s 2002 Annual Report on Form 10-K. The letter of credit expires in June of 2004.

The remaining letters of credit guarantee payment by PCA of various environmental obligations, including landfills and solid waste programs and workers’ compensation.

7.   Shareholders’ Equity

On May 16, 2001, the Company announced a $100.0 million common stock repurchase program. PCA currently expects to continue to repurchase the shares from time to time. Through September 30, 2003, the Company repurchased 5,195,600 shares of common stock for approximately $88.8 million. No shares were repurchased during the third quarter of 2003. All repurchased shares were retired prior to September 30, 2003.

Packaging Corporation of America
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
September 30, 2003

8.   Summarized Combined Financial Information about Guarantor Subsidiaries

The following is summarized aggregated financial information for Packaging Credit Company, LLC, Dixie Container Corporation, PCA International, Inc., PCA International Services, LLC, Tomahawk Power LLC and PCA Hydro, Inc., each of which was a wholly-owned subsidiary of PCA and included in the Company’s consolidated financial statements. Each of these subsidiaries fully, unconditionally, jointly and severally guaranteed the remaining balance of $3.6 million in senior subordinated notes issued by PCA. Separate financial statements of the guarantor subsidiaries are not presented because, in the opinion of management, such financial statements are not material to investors. Financial information for Packaging Receivables Company, LLC, PCAI de Mexico S. de R.L. de C.V., and PCAI Services de Mexico S. de R.L. de C.V. are reflected as non-guarantor subsidiaries.

	PCA	Guarantor Subs	Non-Guarantor Subs	Eliminations	Total
(In thousands)
September 30, 2003
Current assets	$399,937	$84,610	$199,091	$(113,201)	$570,437
Non-current assets	1,566,286	209,526	21	(354,684)	1,421,149
Total assets	1,966,223	294,136	199,112	(467,885)	1,991,586
Current liabilities	331,269	2,589	109,209	(141,945)	301,122
Non-current liabilities	886,810	398	—	—	887,208
Total liabilities	1,218,079	2,987	109,209	(141,945)	1,188,330
Net assets	$748,144	$291,149	$89,903	$(325,940)	$803,256
December 31, 2002
Current assets	$337,266	$89,057	$186,029	$(102,798)	$509,554
Non-current assets	1,615,362	171,254	23	(313,642)	1,472,997
Total assets	1,952,628	260,311	186,052	(416,440)	1,982,551
Current liabilities	305,458	3,607	113,183	(125,442)	296,806
Non-current liabilities	889,483	387	—	—	889,870
Total liabilities	1,194,941	3,994	113,183	(125,442)	1,186,676
Net assets	$757,687	$256,317	$72,869	$(290,998)	$795,875
Nine months ended September 30, 2003
Net sales	$1,297,028	$7,340	$522	$(553)	$1,304,337
Pre-tax profit (loss)	(51,557)	49,972	2,917	(25,085)	(23,753)
Net income (loss)	(31,464)	29,275	2,917	(15,263)	(14,535)
Nine months ended September 30, 2002
Net sales	$1,311,677	$5,989	$—	$—	$1,317,666
Pre-tax profit	33,390	62,924	192	(37,972)	58,534
Net income	20,520	38,210	192	(23,103)	35,819

Packaging Corporation of America
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
September 30, 2003

9.   Subsequent Event

On October 13, 2003, PCA announced its intentions to begin paying a quarterly cash dividend of $0.15 per share, or $0.60 per share annually, on its common stock. The first quarterly dividend of $0.15 per share will be paid on January 15, 2004 to shareholders of record as of December 15, 2003.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002

Net Sales

Net sales decreased by $11.0 million, or 2.4%, for the three months ended September 30, 2003 from the comparable period in 2002. The decrease was primarily the result of decreased sales volumes and prices of containerboard to external third parties and decreased sales prices of corrugated products.

Corrugated products volume sold was essentially unchanged for the three months ended September 30, 2003 from the comparable period in 2002. On a comparable shipments-per-workday basis, corrugated products volume was down 1.8% from the third quarter of 2002. The third quarter of 2003 had one more workday, those days not falling on a weekend or holiday, than the third quarter of 2002. Containerboard volume to external domestic and export customers decreased 18.6% for the three months ended September 30, 2003 from the comparable period in 2002. Containerboard mill production for the three months ended September 30, 2003 was 567,000 tons compared to 578,000 tons in the same period in 2002.

According to Pulp & Paper Week, average linerboard and semi-chemical medium list prices for 42 lb. Liner-East and 26 lb. Medium-East, which are representative benchmark grades, were $422 and $377, respectively, per ton for the three months ended September 30, 2003. This compares to $428 and $387, respectively, per ton for the three months ended September 30, 2002. Pulp & Paper Week’s published pricing typically applies to transactions that occur in the month following the publication. Accordingly, the average price for the second quarter consists of the average of the prices published in June, July and August. Pulp & Paper Week reported that the list prices of linerboard and medium decreased $10 per ton during the third quarter of 2003.

Income Before Interest and Taxes

Income before interest and taxes decreased by $10.5 million, or 26.2%, for the three months ended September 30, 2003 compared to the three months ended September 30, 2002. Included in income before interest and taxes for the third quarter of 2003 is $3.3 million of fees and expenses related to the Company’s debt refinancing which was completed in July 2003. In addition to the charges related to the debt refinancing, the decrease in income before interest and taxes was primarily attributable to lower pricing and containerboard volume, which, in total, reduced operating income by $6.2 million.

Gross profit decreased $7.8 million, or 9.0%, for the three months ended September 30, 2003 from the comparable period in 2002. Gross profit as a percentage of sales declined from 19.0% of sales to 17.7% of sales in the current quarter due primarily to the decreased pricing and containerboard volume described previously.

Selling and administrative expenses decreased $0.3 million, or 1.0%, for the three months ended September 30, 2003 compared to the three months ended September 30, 2002. The decrease was primarily the result of decreased general selling and employment related expenses.

Corporate overhead for the three months ended September 30, 2003 increased by $4.1 million, or 40.9%, from the comparable period in 2002. The increase was primarily attributable to the fees and expenses related to the debt refinancing of $3.3 million and the timing of other general corporate expenses.

Interest Expense and Income Taxes

Interest expense increased by $65.8 million, or 393.1%, for the three months ended September 30, 2003 from the three months ended September 30, 2002, primarily as a result of $73.3 million charge related to the Company’s debt refinancing, which was completed in July 2003, partially offset by reduced interest expense due to lower interest rates related to the Company’s refinancing. Included in the charge related to refinancing is $55.9 million representing the premium paid for the tender of the 9 5/8% senior subordinated notes and $17.4 million for the write-off of deferred financing fees related to the 9 5/8% notes and PCA’s original revolving credit facility dated as of April 12, 1999 and amended and restated as of June 29, 2000.

PCA’s effective tax rate was 39.1% for the three months ended September 30, 2003 and 37.3% for the comparable period in 2002. The effective tax rate varies from the U.S. federal statutory tax rate of 35% principally due to the impact of state and local income taxes and a deduction for extraterritorial income exclusion.

Net Income

Net income decreased by $46.9 million, or 321.5%, for the three months ended September 30, 2003 from the three months ended September 30, 2002. The decrease was primarily the result of after-tax charges of $46.7 million related to the Company’s debt refinancing completed in July 2003, partially offset by a reduction of interest expense of $4.6 million after-tax, as previously discussed above. In addition, net income decreased primarily due to lower pricing and containerboard volume ($3.8 million after tax) and the increased expenses in corporate overhead related to timing described previously.

Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002

Net Sales

Net sales decreased by $13.3 million, or 1.0%, for the nine months ended September 30, 2003 from the comparable period in 2002. The decrease was primarily the result of decreased sales volumes of containerboard to external third parties.

Corrugated products volume sold increased 0.4% for the nine months ended September 30, 2003 from the comparable period in 2002. On a comparable shipments-per-workday basis, corrugated products volume was essentially unchanged from the nine months ended September 30, 2002. September year-to-date 2003 had one more workday, those days not falling on a weekend or holiday, than the comparable period in 2002.

Containerboard volume to external domestic and export customers decreased 12.4% for the nine months ended September 30, 2003 from the comparable period in 2002. Containerboard mill production for the nine months ended September 30, 2003 was 1,655,000 tons compared to 1,646,000 tons in the same period in 2002.

According to Pulp & Paper Week, average linerboard and semi-chemical medium list prices for 42 lb. Liner-East and 26 lb. Medium-East, which are representative benchmark grades, were $426 and $382, respectively, per ton for the nine months ended September 30, 2003. This compares to $421 and $378, respectively, per ton for the nine months ended September 30, 2002.

Income Before Interest and Taxes

Income before interest and taxes decreased by $19.4 million, or 17.7%, for the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002. Included in income before interest and taxes for the nine months ended September 30,  2003 is $3.3 million of fees and expenses related to the Company’s debt refinancing which was completed in July 2003. In addition to the charges related to the debt refinancing, the decrease in income before interest and taxes was primarily attributable to increased costs of energy in our operations and higher costs of virgin fiber at our containerboard mills in addition to increased depreciation, depletion and amortization expenses which, in total, reduced operating income by $15.5 million.

Gross profit decreased $14.3 million, or 5.8%, for the nine months ended September 30, 2003 from the comparable period in 2002. Gross profit as a percentage of sales decreased to 17.7% of sales in the first nine months of 2003 from 18.6% in the comparable period of 2002 due primarily to the increased energy, virgin fiber costs and depreciation, depletion and amortization expenses described previously.

Selling and administrative expenses decreased $2.4 million, or 2.4%, for the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002. The decrease was primarily the result of reduced travel, information technology, and other general selling and employment related expenses.

Corporate overhead for the nine months ended September 30, 2003 increased by $4.5 million, or 14.6%, from the comparable period in 2002. The increase was primarily attributable to the fees and expenses related to the debt refinancing of $3.3 million and to increased depreciation and amortization expenses and costs related to the development and administration of the company’s hourly pension plan.

Interest Expense and Income Taxes

Interest expense increased by $62.8 million, or 122.7%, for the nine months ended September 30, 2003 from the nine months ended September 30, 2002, primarily as a result of the $73.3 million charge related to the Company’s debt refinancing, which was completed in July 2003, partially offset by reduced interest expense due to lower interest rates related to the Company’s refinancing. Included in the charge related to the debt refinancing is $55.9 million representing the premium paid for the tender of the 9 5/8% senior subordinated notes and $17.4 million for the write-off of deferred financing fees related to the 9 5/8% notes and PCA’s original revolving credit facility dated as of April 12, 1999 and amended and restated as of June 29, 2000.

PCA’s effective tax rate was 38.8% for the nine months ended September 30, 2003 and 38.8% for the comparable period in 2002. The effective tax rate varies from the U.S. federal statutory tax rate of 35% principally due to the impact of state and local income taxes and a deduction for extraterritorial income exclusion.

Net Income

Net income decreased by $50.4 million, or 140.6%, for the nine months ended September 30, 2003 from the nine months ended September 30, 2002. The decrease was primarily the result of after-tax charges of $46.7 million related to the Company’s debt refinancing completed in July 2003. This was partially offset by decreased interest expense of $6.4 million, after-tax, primarily as a result of the lower interest rates from the debt refinancing and prepayments PCA made on its term loans under its senior credit facility and the receivables credit facility. The reduction in interest expense was more than offset by increased costs of energy in our operations and higher costs of virgin fiber at our containerboard mills in addition to increased depreciation, depletion and amortization expenses which, in total, reduced net income by $9.5 million.

Liquidity and Capital Resources

Operating Activities

Cash flow provided by operating activities for the nine months ended September 30, 2003 was $149.0 million, a decrease of $24.1 million, or 13.9%, from the comparable period in 2002. The decrease was primarily due to lower net income and unfavorable changes in working capital. The unfavorable changes in working capital were driven by higher deferred tax assets as a result of the net operating losses PCA has generated in 2003, lower interest accruals due to the lower interest rates resulting from the debt refinancing completed in July 2003, and higher balances of inventory related to an increase in inventory levels and increased prices for virgin fiber described previously. These unfavorable changes were partially offset by a favorable changes to accounts payable and accounts receivable.

Investing Activities

Net cash used for investing activities for the nine months ended September 30, 2003 increased $9.3 million, or 12.5%, to $83.7 million, compared to the nine months ended September 30, 2002. The increase was primarily related to expenditures to acquire the assets of a corrugated products plant and to establish an additional corrugated products plant in the second quarter of 2003 in addition to an increase in general additions to property, plant and equipment in the third quarter of 2003.

Financing Activities

Net cash used for financing activities totaled $79.9 million for the nine months ended September 30, 2003, an increase of $28.5 million, or 55.4%, from the comparable period in 2002. The increase was primarily attributable to $83.1 million in debt prepayments in 2003 that PCA made prior to the debt refinancing in July compared to $27.1 million in debt prepayments made during the comparable period in 2002. This was partially offset by lower stock repurchases of $10.3 million that PCA made in 2003 compared to 2002 and higher proceeds received from stock option exercises of $3.2 million in 2003 compared to the same period in 2002. In addition, PCA also netted $14.0 million in proceeds from the debt refinancing described below.

In connection with the debt refinancing in July, PCA received proceeds, net of discount, of $595.8 million from its notes offering and new bank facility and $27.0 million from settlement of the Treasury locks in July, which it used to complete the tender offer of its 9 5/8% senior subordinated notes in the amount of $602.3 million, including the premium. PCA also incurred financing costs in the amount of $6.5 million in connection with the debt refinancing.

The following table provides the outstanding balances and the weighted average interest rates as of September 30, 2003 for each of PCA’s then-outstanding debt instruments:

	Balance at Sept. 30, 2003	Weighted Average Interest Rate
Borrowing Arrangement (in thousands)
Term Loan	$50,000	2.438%
Senior Revolving Credit Facility:
Revolver-Eurodollar	—	N/A
Revolver-Base Rate	—	N/A
Receivables Credit Facility	109,000	1.495%
4 3/8% Five-Year Notes	150,000	4.375%
5 3/4% Ten-Year Notes	400,000	5.750%
9 5/8% Senior Subordinated Notes	3,617	9.625%
Total	$712,617	4.597%

The above table excludes unamortized debt discount of approximately $4.0 million at September 30, 2003.

PCA’s primary sources of liquidity have been cash flows from operations and borrowings under PCA’s senior revolving credit facility and receivables credit facility. As of September 30, 2003, PCA had $141.0 million in unused borrowing capacity under the existing credit agreements. PCA’s primary uses of cash are for debt service and capital expenditures.

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

On July 15, 2003, PCA offered $150 million of 4 3/8% five-year senior notes and $400.0 million of 5 3/4% ten-year senior notes through a private placement. The offering closed on July 21, 2003. On July 22, 2003, PCA used the net proceeds from the offering, together with the borrowings under the new senior credit facility and cash on hand, to repurchase $546.4 million, or 99.3%, of its outstanding 9 5/8% senior subordinated notes that were validly tendered and accepted for payment in the tender offer that expired at midnight on July 21, 2003. The remaining senior subordinated notes are callable beginning on April 1, 2004 at 104.8125%. As a result of these transactions, PCA recorded a one-time, charge of approximately $76.6 million ($46.7 million after-tax) in the third quarter. The $76.6 million charge includes the tender offer premium of $55.9 million, fees and expenses of $3.3 million, and a $17.4 million non-cash charge for the write-off of deferred financing fees due to the early extinguishment of debt.

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

The receivables credit facility, originally scheduled to terminate on November 29, 2003, was renewed for an additional three-year term on October 10, 2003. This facility will terminate on October 10, 2006.

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

PCA estimates that it will make approximately $115.0 million in capital expenditures in 2003. These expenditures will be used primarily for maintenance capital, cost reduction, business growth and environmental compliance. As of September 30, 2003, PCA had spent $78.1 million for capital expenditures and had committed to spend an additional $47.4 million in 2003 and beyond.

PCA believes that cash generated from operations will be adequate to meet its anticipated debt service requirements, capital expenditures, working capital needs and dividend payments for the next 12 months, and that cash generated from operations and amounts available under the new senior credit facility will be adequate to meet its anticipated debt service requirements, capital expenditures, working capital needs and dividend payments for the foreseeable future. PCA’s future operating performance and its ability to service or refinance the notes, to service, extend or refinance the credit facilities and to pay cash dividends, will be subject to future economic conditions and to financial, business and other factors, many of which are beyond PCA’s control.

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

Item 4.   Controls and Procedures.

PCA’s management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of PCA’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as amended). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2003, PCA’s disclosure controls and procedures were effective to ensure that information required to be disclosed by PCA in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There were no significant changes in PCA’s internal controls over financial reporting that occurred during the quarter ended September 30, 2003 that have materially affected, or are reasonably likely to materially affect, PCA’s internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.   Legal Proceedings.

On May 14, 1999, PCA was named as a defendant in two Consolidated Class Action Complaints which alleged a civil violation of Section 1 of the Sherman Act. The suits, captioned Winoff Industries, Inc. v. Stone Container Corporation, MDL No. 1261 (E.D. Pa.) and General Refractories Co. v. Gaylord Container Corporation, MDL No. 1261 (E.D. Pa.), name us as a defendant based solely on the allegation that PCA is successor to the interests of Tenneco Packaging Inc. and Tenneco Inc., both of which were also named as defendants in the suits, along with nine other linerboard and corrugated sheet manufacturers. The complaints allege that the defendants, during the period October 1, 1993 through November 30, 1995, conspired to limit the supply of linerboard, and that the purpose and effect of the alleged conspiracy was to artificially increase prices of corrugated containers and corrugated sheets, respectively. On November 3, 2003, Pactiv (formerly known as Tenneco Packaging), Tenneco and PCA entered into an agreement to settle the class action lawsuits. The settlement agreement, which is subject to court approval, provides for a full release of all claims against PCA as a result of the class action lawsuits. Several plaintiffs opted out of the class and filed direct action complaints in various federal courts across the country. All of the opt-out complaints make allegations against the defendants, including PCA, substantially similar to those made in the class actions. The settlement agreement does not cover these direct action cases. We believe that the allegations of the opt-out plaintiffs have no merit. We do not believe that the outcome of this litigation should have a material adverse effect on our financial position, results of operations, or cash flow.

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

Item 2.   Changes in Securities and Use of Proceeds.

In connection with the tender of substantially all of PCA’s $550 million of 9 5/8% senior subordinated notes due 2009 (CUSIP No. 695156AD1), the indenture under which the senior subordinated notes were issued was amended to eliminate or modify substantially all of the restrictive covenants and certain events of default and related provisions in the indenture.

Item 3.   Defaults Upon Senior Securities.

None.

Item 4.   Submission of Matters to a Vote of Security Holders.

None.

Item 5.   Other Information.

None.

Item 6.   Exhibits and Reports on Form 8-K.

1) Exhibits
10.1

Amendment No. 1 to Credit and Security Agreement, dated as of April 12, 2001, among Packaging Receivables Company, LLC (“PRC”), Packaging Credit Company, LLC (“PCC”), Blue Ridge Asset Funding Corporation (“Blue Ridge”) and Wachovia Bank, N.A. (“Wachovia”).

10.2	Second Amendment to Credit and Security Agreement, dated as of January 31, 2003, among PRC, PCC, Blue Ridge and Wachovia.
10.3	Third Amendment to Credit and Security Agreement, dated as of September 30, 2003, among PRC, PCC, Blue Ridge and Wachovia.
10.4	Fourth Amendment to Credit and Security Agreement, dated as of October 10, 2003, among PRC, PCC, Blue Ridge and Wachovia.
31.1	Certification of Chief Executive Officer, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
2) Reports on Form 8-K
On July 11, 2003, PCA filed a current report on Form 8-K, announcing the results of its tender offer relating to its $550 million outstanding 9 5/8% senior subordinated notes due 2009.
On July 14, 2003, PCA filed a cuurent report on Form 8-K, announcing its intent to offer $550 million in five-and ten-year notes.
On July 14, 2003, PCA filed a current report on Form 8-K, announcing second quarter 2003 financial results.
On July 22, 2003, PCA filed a current report on Form 8-K, announcing the pricing of its tender offer relating to its $550 million outstanding 9 5/8% senior subordinated notes due 2009.

On July 22, 2003, PCA filed a current report on Form 8-K, announcing the successful completion of its tender offer relating to its $550 million outstanding 9 5/8% senior subordinated notes due 2009 and its debt refinancing. PCA also provided earnings guidance for the third quarter of 2003.

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
Date: November 14, 2003