Form 10-K
period 2003-12-31
PACKAGING CORP OF AMERICA
filed 2004-03-12
CIK 75677

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

Commission file number 1-15399

PACKAGING CORPORATION OF AMERICA

(Exact Name of Registrant as Specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	36-4277050 (I.R.S. Employer Identification No.)
1900 West Field Court, Lake Forest, Illinois (Address of Principal Executive Offices)	60045 (Zip Code)

Registrant’s telephone number, including area code (847) 482-3000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒   No ☐

At June 30, 2003, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the Registrant’s common equity held by nonaffiliates was approximately $1,086,826,776. This calculation of market value has been made for the purposes of this report only and should not be considered as an admission or conclusion by the Registrant that any person is in fact an affiliate of the Registrant.

On March 11, 2004, there were 106,061,792 shares of Common Stock outstanding.

Documents Incorporated by Reference

Specified portions of the Proxy Statement for the Registrant’s 2004 Annual Meeting of Shareholders are incorporated by reference to the extent indicated in Part III of this Form 10-K.

PART I

Item 1.   BUSINESS

General

Packaging Corporation of America, or PCA, is the sixth largest producer of containerboard and corrugated products in the United States, based on production capacity as reported in the Pulp & Paper 2002 North American Fact Book. With 2003 net sales of $1.7 billion, PCA produced about 2.2 million tons of containerboard, of which about 80% of the tons produced was consumed in our corrugated products manufacturing plants, 11% was sold to domestic customers and 9% was sold to the export market. Our corrugated products manufacturing plants sold about 28.1 billion square feet (BSF) of corrugated products.

Containerboard Production and Corrugated Shipments

		First	Second	Third	Fourth	Full
		Quarter	Quarter	Quarter	Quarter	Year
Containerboard Production (thousand tons)	2003	531	557	567	578	2,233
	2002	520	548	578	558	2,204
	2001	502	519	561	543	2,125
Corrugated Shipments (BSF)	2003	6.8	7.0	7.3	7.0	28.1
	2002	6.5	7.2	7.3	6.5	27.5
	2001	6.6	6.8	6.8	6.3	26.5

The 2.2 million tons of containerboard that we produced in 2003 included 1.4 million tons of kraft linerboard produced at our mills located in Counce, Tennessee and Valdosta, Georgia and 0.8 million tons of semi-chemical corrugating medium produced at our mills located in Tomahawk, Wisconsin and Filer City, Michigan. We currently lease the cutting rights to approximately 115,000 acres of timberland located near our Counce and Valdosta mills. We also have supply agreements on about 600,000 of the 800,000 acres of timberland we sold during 1999 and 2000.

Our converting operations produce a wide variety of corrugated packaging products, including conventional shipping containers used to protect and transport manufactured goods, multi-color boxes and displays with strong visual appeal that help to merchandise the packaged product in retail locations. In addition, we are a large producer of meat boxes and wax-coated boxes for the agricultural industry.

Corporate Developments

On April 12, 1999, Pactiv Corporation, formerly known as Tenneco Packaging Inc., a wholly owned subsidiary of Tenneco Inc., sold its containerboard and corrugated products business to PCA, an entity formed by Madison Dearborn Partners, LLC, a private equity investment firm, in January 1999. The business was sold for $2.2 billion, consisting of $246.5 million in cash and the assumption of $1,760.0 million of debt incurred by Pactiv immediately prior to the contribution. Pactiv retained a 45% common equity interest, or 193,500 shares, in PCA valued at $193.5 million. PCA Holdings LLC, an entity organized and controlled by Madison Dearborn, acquired the remaining 55% common equity interest, or 236,500 shares, in PCA for $236.5 million in cash, which was used to finance in part the transactions.

The share amounts discussed above are prior to a 220-for-1 stock split which occurred in October 1999. Including the effect of the 220-for-1 split, Pactiv received 42,570,000 shares and PCA Holdings, LLC received 52,030,000 shares.

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

On January 28, 2000, PCA became a publicly traded company with the initial public offering of its common stock. In the offering, Pactiv sold 35,000,000 shares and PCA sold 11,250,000 new shares of common stock, both at an offering price of $12.00 per share. PCA used its net proceeds to redeem all of the outstanding senior exchangeable preferred stock on March 3, 2000.

PCA completed the refinancing of its $735.0 million senior secured debt and $150.0 million senior secured revolving credit facility on June 29, 2000. Completion of the refinancing eliminated a $226.5 million term loan, and reduced PCA’s average effective interest rate on its senior secured term debt by approximately 100 basis points.

On November 29, 2000, PCA established an on-balance sheet securitization program for its trade accounts receivable. To effectuate this program, PCA formed a wholly-owned limited purpose subsidiary, Packaging Credit Company, LLC, or PCC, which in turn formed a wholly-owned, bankruptcy-remote, special-purpose subsidiary, Packaging Receivables Company, LLC, or PRC, for the purpose of acquiring receivables from PCC. Both of these entities are included in the consolidated financial statements of PCA. Under this program, PCC purchases on an ongoing basis all of the receivables of PCA and sells such receivables to PRC. PRC and lenders established a $150.0 million receivables-backed revolving credit facility through which PRC obtains funds to purchase receivables from PCC. The receivables purchased by PRC are and will be solely the property of PRC. In the event of a liquidation of PRC, the creditors of PRC would be entitled to satisfy their claims from PRC’s assets prior to any distribution to PCC or PCA. Credit available under the receivables credit facility is on a borrowing-base formula. As a result, the full amount of the facility may not be available at all times. On October 13, 2003, PCA renewed the receivables credit facility for an additional three-year term. This facility will terminate on October 10, 2006. As of December 31, 2003, $109.0 million was outstanding and $41.0 million was available for additional borrowing under the receivables credit facility. The highest outstanding principal balance under the receivables credit facility during fiscal 2003 was $113.0 million.

During 2001, Pactiv sold approximately 6,160,240 shares of PCA common stock, which represented its remaining ownership interest.

On June 23, 2003, PCA launched a tender offer for any and all of its outstanding $550.0 million aggregate principal amount of 9 5/8% senior subordinated notes due 2009. In connection with the tender offer, PCA also solicited consents to adopt amendments to the indenture under which the 9 5/8% notes were issued to eliminate substantially all of the restrictive covenants and several of the event of default provisions in the indenture. The consent solicitation expired on July 7, 2003 and the tender offer expired on July 21, 2003. Holders of approximately $546.3 million, or 99.3%, in aggregate principal amount of 9 5/8% notes consented to the proposed amendments and tendered their notes in the tender offer.

On July 7, 2003, PCA repaid all borrowings under its then-existing senior credit facility. This facility was replaced with a new senior unsecured credit facility that provides for a new $100.0 million revolving credit facility, including a $35.0 million subfacility for letters of credit, and a new $50.0 million term loan. The new senior credit facility closed on July 21, 2003, and it expires in 2008. PCA’s total borrowings under the senior credit facility as of December 31, 2003 consisted of $39.0 million of term loans.

On July 21, 2003, PCA closed its offering and private placement of $150.0 million of 4 3/8% five-year notes and $400.0 million of 5 3/4% ten-year notes. On July 22, 2003, PCA used the net proceeds from the offering, together with the borrowings under the new senior credit facility and cash on hand, to purchase $546.4 million, or 99.3%, of its outstanding 9 5/8% senior subordinated notes that were validly tendered and accepted for payment in the tender offer that expired at midnight on July 21, 2003. As a result of these transactions, PCA recorded a one-time charge of approximately $76.6 million ($46.7 million after-tax) in the third quarter of 2003. The $76.6 million charge includes the tender offer premium of $55.9 million and a $17.4 million non-cash charge for the write-off of deferred financing fees due to the early extinguishment of debt, which are included in interest expense, and fees and expenses of $3.3 million, which are included in corporate overhead. As required by their terms, the $150.0 million of 4 3/8% five-year notes and $400.0 million of 5 3/4% ten-year notes were exchanged for publicly registered securities in the same amounts in a registered exchange offer completed in December 2003. The remaining senior subordinated notes are callable beginning April 1, 2004 at 104.8125%. On March 1, 2004, the Company delivered an irrevocable notice to the trustee to redeem such notes on April 1, 2004.

On October 13, 2003, PCA announced its intentions to begin paying a quarterly cash dividend of $0.15 per share, or $0.60 per share annually, on its common stock. The first quarterly dividend of $0.15 per share was paid on January 15, 2004 to shareholders of record as of December 15, 2003.

On February 10, 2004 Packaging Corporation of Illinois, a wholly owned subsidiary of Packaging Corporation of America, acquired the assets of Acorn Corrugated Box Company (Acorn) for approximately $38 million. Acorn, a producer of high quality graphics packaging and displays with annual sales of $45 million, is located in Bedford Park, Illinois, a suburb of Chicago, Illinois.

Industry Overview

According to the Fibre Box Association, the value of industry shipments of corrugated products was over $22 billion in 2003.

The primary end-use markets for corrugated products are shown below:

Food, beverages and agricultural products	41.4%
Paper products	21.8%
Petroleum, plastic, synthetic and rubber products	13.1%
Appliances, machinery and vehicles	7.2%
Glass, pottery, metal products and containers	6.2%
Miscellaneous manufacturing	5.3%
Textile mill products and apparel	1.9%

Corrugated products plants tend to be located in close proximity to customers to minimize freight costs. The corrugated products industry consists of approximately 650 companies in the United States.

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

Containerboard may be manufactured from both softwood and hardwood fibers, as well as from recycled fibers from used corrugated and waste from converting operations. Kraft linerboard is made predominantly from softwoods like pine. Semi-chemical corrugating medium is made from hardwoods such as oak. The finished paper product is wound into large rolls, which are slit to size as required by converters and shipped to them.

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

Counce.   Our Counce, Tennessee mill is one of the largest linerboard mills in the United States. Its production capacity is approximately 980,000 tons per year. In 2003, we produced 963,000 tons of kraft linerboard on two paper machines at Counce. We produced a broad range of basis weights from 26 lb. to 90 lb. The mill also produces a variety of performance and specialty grades of linerboard.

Valdosta.   Our Valdosta, Georgia mill is a kraft linerboard mill that has a production capacity of approximately 430,000 tons per year. In 2003, our single paper machine at Valdosta produced 425,000 tons of kraft linerboard. Valdosta produces linerboard ranging from 33 lb. to 90 lb.

Tomahawk.   Our Tomahawk, Wisconsin mill is the second largest corrugating medium mill in the United States with production capacity of 556,000 tons per year. In 2003, we produced 553,000 tons of semi-chemical corrugating medium on three paper machines, one of which is among the largest corrugating medium machines in the world. These machines produce a broad range of basis weights from 23 lb. to 40 lb. Our Tomahawk mill also produces a variety of performance and specialty grades of corrugating medium.

Filer City.   Our Filer City, Michigan mill is a semi-chemical corrugating medium mill currently operating with two machines with a production capacity of 292,000 tons. In 2003, we produced 291,000 tons of corrugating medium. In July 1998, we shut down one machine at Filer City. Mill production capacity at Filer City is 362,000 tons a year if we run all three paper machines. Filer City produces corrugating medium grades ranging in basis weight from 23 lb. to 40 lb.

We operate 66 corrugated manufacturing operations, a technical and development center, five regional graphic design centers, a rotogravure printing operation and a complement of packaging supplies and distribution centers. Of the 66 manufacturing facilities, 40 operate as combining operations, commonly called corrugated plants, that manufacture corrugated sheets and finished corrugated containers. The remaining 26 manufacturing facilities, commonly called sheet plants, purchase combined sheets primarily produced at PCA’s combining operations and manufacture finished corrugated containers. The five graphic design centers are located in Cincinnati, Ohio; Dallas, Texas; Cranbury, New Jersey; Salisbury, North Carolina and South Gate, California.

Our corrugated manufacturing operations are spread throughout the United States. Each corrugator plant serves a market radius that typically averages 150 miles. Our sheet plants are generally located in close proximity to our larger corrugator plants, which enables us to offer additional services and converting capabilities such as small volume and quick turnaround items.

We produce a wide variety of products ranging from basic corrugated shipping containers to specialized packaging such as wax-coated boxes for the agriculture industry. We also have multi-color printing capabilities to make high-impact graphics boxes and displays that offer customers more attractive packaging.

Timberland

We currently lease the cutting rights to approximately 115,000 acres of timberland located near our Counce and Valdosta mills. Virtually all of the acres under cutting rights agreements are located within 100 miles of our mills, which results in lower wood transportation costs and provides a secure source of wood fiber. Most of these leased cutting rights agreements have terms with over 15 years remaining.

During 1999 and 2000, PCA sold about 800,000 acres of timberland. As part of the timberland sale agreements, we entered into supply arrangements covering about 600,000 acres of the total acres sold. We also retained a one-third equity ownership interest in 385,000 acres sold to Southern Timber Venture, LLC in 2000.

In addition to the timberland we manage ourselves, our Forest Management Assistance Program provides professional forestry assistance to private timberland owners to improve harvest yields and to optimize their harvest schedule. We have managed the regeneration of approximately 125,000 acres by supplying pine seedlings. In exchange for our expertise, we are given the right of first refusal over timber sales from those lands. These private lands include over 215,000 acres of timberland. We expect to harvest approximately 85,000 cords of wood from these forests annually.

PCA also participates in the Sustainable Forestry Initiative, which is organized by the American Forest and Paper Association. This initiative is aimed at ensuring the long-term health and conservation of America’s forestry resources. Activities include limiting tree harvest sizes, replanting harvest acreage, participating in flora and fauna research and protecting water streams.

Solid Wood Facilities

During 2003, we owned and operated three sawmills located in Ackerman and Fulton, Mississippi and Selmer, Tennessee. During 2003, these three sawmills sold 125 million board feet of lumber used to make furniture and building products. We also have an air-dry yard operation in Burnsville, Mississippi that holds newly cut lumber while it dries.

On February 2, 2004 we sold our Selmer, Tennessee sawmill. This facility produced and sold 10 million board feet of lumber in 2003 with net sales of $4.5 million.

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

Customers

PCA’s corrugated products group sells to over 8,300 customers in over 15,000 locations. About 70% of our corrugated products customers are regional and local accounts, which are broadly diversified across industries and geographic locations. The remaining 30% of our customer base consists primarily of national accounts, or those customers with a national presence. These customers typically purchase corrugated products from several of our box plants throughout the United States.

Major Raw Materials Used

Fiber supply.   Fiber is the single largest cost in the manufacture of containerboard. PCA consumes both wood fiber and recycled fiber in our containerboard mills. We have no 100% recycled mills, or those mills whose fiber consumption consists solely of recycled fiber. To reduce our fiber costs, we have invested in processes and equipment to ensure a high degree of fiber flexibility. Our mills have the capability to shift a portion of their fiber consumption between softwood, hardwood and recycled sources. With the exception of our Valdosta mill, our other mills can utilize some recycled fiber in their containerboard production. Our ability to use various types of virgin and recycled fiber helps mitigate the impact of changes in the prices of various fibers. Our corrugated products plants generate recycled fiber as a by-product from the manufacturing process, which is sold to our mills directly or through trade agreements. During 2003, our containerboard mills consumed approximately 601,000 tons of recycled fiber and our corrugated converting operations generated approximately 194,000 tons of recycled fiber. As a result, PCA was a net recycled fiber buyer of 407,000 tons, or 18% of our total fiber requirements, an increase of 2% from 2002. The 2% increase in recycled fiber use was primarily to reduce the use of higher cost wood fiber.

Energy supply.   Energy at the mills is obtained through purchased electricity or through various fuels, which are converted to steam or electricity on-site. Fuel sources include coal, natural gas, oil, internally produced and purchased bark and by-products of the containerboard manufacturing and pulping process. These fuels are burned in boilers to produce steam. Steam turbine generators are used to produce electricity. To reduce our mill energy cost, we have invested in processes and equipment to ensure a high level of purchased fuel flexibility. Historically, natural gas and fuel oil have shown more price volatility than coal and purchased bark. During 2003, 11.9 million M2 BTU’s (million BTU’s), or approximately 70% of our mills’ purchased fuel needs, were from purchased bark and coal, historically our two lowest cost purchased fuels. For the same period, our mills consumed about 1.5 million M2 BTU’s of natural gas (9% of the mills’ total purchased fuels) and 2.7 million M2 BTU’s of fuel oil (17% of the mills’ total purchased fuels).

Our two, kraft linerboard mills at Counce and Valdosta generate approximately 70% of their fuel requirements from their own by-products. Approximately 45% to 50% of the electricity consumed by our four mills is generated on-site.

PCA’s corrugated plants each have a boiler that produces steam which is used by the corrugator. The majority of these boilers burn natural gas, although some also have the ability to burn fuel oil. During 2003, PCA’s corrugated products plants consumed approximately 1.6 million M2 BTU’s of natural gas.

Competition

Corrugated products are produced by about 650 U.S. companies operating approximately 1,400 plants. Most corrugated products are custom manufactured to the customer’s specifications. Corrugated producers generally sell within a 150-mile radius of their plants and compete with other corrugated producers in their local market. In fact, the Fibre Box Association tracks industry data by 47 distinct market regions.

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

Our principal competitors with respect to sales of our containerboard produced but not consumed at our own corrugated products plants are a number of large, diversified paper companies, including Georgia-Pacific Corporation, International Paper Company, Smurfit-Stone Container Corporation, Temple-Inland Inc. and Weyerhaeuser Company, as well as other regional manufacturers. Containerboard is generally considered a commodity-type product and can be purchased from numerous suppliers.

Employees

As of December 31, 2003, we had approximately 7,900 employees. Approximately 2,100 of these employees were salaried and approximately 5,800 were hourly. Approximately 75% of our hourly employees are represented by unions. Our unionized employees are represented primarily by the Paper, Allied Industrial, Chemical, Energy Workers International Union, the International Association of Machinists, the Graphic Communications International Union and the United Steel Workers of America (USWA).

The contract for our unionized mill employees at our Valdosta, Georgia kraft linerboard mill expired in September 2003, and we are currently operating under the expired contract. Contracts for unionized mill employees at our three remaining containerboard mills expire between October 2005 and June 2007. Contracts for unionized converting plant employees expire between June 2004 and August 2009. We are currently in negotiations to renew or extend any union contracts that have recently expired or are expiring in the near future.

During 2003 we experienced no work stoppages. In 2001, we experienced a one-month strike at our Filer City mill with the USWA. The strike was settled, and the mill’s current agreement expires in May 2006. Prior to this incident we had experienced no instances of significant work stoppages in the previous 15 years. We believe we have satisfactory relations with our employees.

Environmental Matters

Compliance with environmental requirements is a significant factor in our business operations. We commit substantial resources to maintaining environmental compliance and managing environmental risk. We are subject to, and must comply with, a variety of federal, state and local environmental laws, particularly those relating to air and water quality, waste disposal and the cleanup of contaminated soil and groundwater. The most significant of these laws affecting us are:

1.     Resource Conservation and Recovery Act (RCRA)

2.     Clean Water Act (CWA)

3.     Clean Air Act (CAA)

4.     The Emergency Planning and Community Right-to-Know-Act (EPCRA)

5.     Toxic Substance Control Act (TSCA)

6.     Safe Drinking Water Act (SDWA)

We believe that we are currently in material compliance with these and all applicable environmental rules and regulations. Because environmental regulations are constantly evolving, we have incurred, and will continue to incur, costs to maintain compliance with these and other environmental laws. For the year ended December 31, 2003 we spent approximately $12.4 million to comply with the requirements of these and other environmental laws. For the years ended December 31 2002 and 2001 the costs of environmental compliance were approximately $11.5 million and $11.4 million, respectively. We work diligently to anticipate and budget for the impact of applicable environmental regulations and do not currently expect that future environmental compliance obligations will materially affect our business or financial condition.

In April 1998, the United States Environmental Protection Agency (EPA) finalized a new Clean Air and Water Act commonly referred to as the Cluster Rules, which govern all pulp and paper mill operations, including those at our mills. Over the next several years, the Cluster Rules will affect our allowable discharges of air and water pollutants. As a result, PCA and its competitors are required to incur costs to ensure compliance with these new rules. From 1997 through 2003, we spent approximately $34.3 million on Cluster Rule compliance to meet Clean Air Act requirements. Total capital costs for environmental matters, including Cluster Rule compliance, were $16.5 million for 2003. We currently estimate 2004 environmental capital expenditures will be $10.0 million, of which $0.9 million of the expenditures are to meet Cluster Rule requirements. Our current spending projections to complete all Cluster Rule compliance requirements at our four mills is about $12.2 million, which will be spent between 2004 and 2006.

As is the case with any industrial operation, we have in the past incurred costs associated with the remediation of soil or groundwater contamination. From 1994 through 2003, remediation costs at our mills and converting plants totaled about $3.1 million. We do not believe that any on-going remedial projects are material in nature. As of December 31, 2003, we maintained an environmental reserve of $4.3 million, which includes funds relating to onsite landfill and surface impoundments as well as on-going and anticipated remedial projects. Of the $4.3 million reserve, $3.3 million is reserved for our landfill obligations, which are accounted for in accordance with SFAS No. 143, “Accounting for Asset Retirement Obligations”. We believe these reserves are adequate.

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

As of this filing, we believe that it is not reasonably possible that future environmental expenditures above the $4.3 million accrued as of December 31, 2003 will have a material impact on our financial condition and results of operations.

Forward-looking Statements

Some of the statements in this report and in our 2003 Annual Report to Shareholders, and in particular, statements found in Management’s Discussion and Analysis of Financial Condition and Results of Operations, that are not historical in nature may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are often identified by the words “will,” “should,” “anticipate,” “believe,” “expect,” “intend,” “estimate,” “hope,” or similar expressions. These statements reflect management’s current views with respect to future events and are subject to risks and uncertainties. There are important factors that could cause actual results to differ materially from those in forward-looking statements, many of which are beyond our control. These factors, risks and uncertainties include the following:

•       the impact of general economic conditions;

•       containerboard and corrugated products general industry conditions, including competition, product demand and product pricing;

•       fluctuations in wood fiber and recycled fiber costs;

•       fluctuations in purchased energy costs; and

•       legislative or regulatory requirements, particularly concerning environmental matters.

Our actual results, performance or achievement could differ materially from those expressed in, or implied by, these forward-looking statements, and accordingly, we can give no assurances that any of the events anticipated by the forward-looking statements will transpire or occur, or if any of them do so, what impact they will have on our results of operations or financial condition. In view of these uncertainties, investors are cautioned not to place undue reliance on these forward-looking statements. We expressly disclaim any obligation to publicly revise any forward-looking statements that have been made to reflect the occurrence of events after the date hereof. For a discussion of other factors that may affect our business, see the “Risk Factors” exhibit included in our 2002 Annual Report on Form 10-K.

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

Item 2.            PROPERTIES

The table below provides a summary of our containerboard mills, the principal products produced and each mill’s annual capacity.

Location	Function	Capacity (tons)
Counce, TN	Kraft linerboard mill	980,000
Valdosta, GA	Kraft linerboard mill	430,000
Tomahawk, WI	Semi-chemical medium mill	556,000
Filer City, MI	Semi-chemical medium mill	362,000	*
Total		2,328,000

*      We have operated only two of our three paper machines at Filer City since July 1998, reducing the total productive capacity by 70,000 tons to 292,000 tons, and to 2,258,000 tons for our total mill containerboard system.

We currently own all four containerboard mills and 43 of our corrugated manufacturing operations. We also own two sawmills, an air-drying yard, one warehouse and miscellaneous other property, which includes sales offices and woodlands forest management offices. These sales offices and woodlands forest management offices generally have one to four employees and serve as administrative offices. PCA leases the space for two corrugated plants, 21 sheet plants, five regional design centers, and numerous other distribution centers, warehouses and facilities. The equipment in these leased facilities is, in virtually all cases, owned by PCA except for forklifts and other rolling stock which is generally leased.

We lease the cutting rights to approximately 115,000 acres of timberland located near our Counce and Valdosta mills. Most of these cutting rights agreements have terms with over 15 years remaining.

We currently lease space for our executive and administrative offices in Lake Forest, Illinois under a lease expiring in January 2005. We currently believe that our owned and leased space for facilities and properties are sufficient to meet our operating requirements for the foreseeable future.

Item 3.            LEGAL PROCEEDINGS

On May 14, 1999, PCA was named as a defendant in two Consolidated Class Action Complaints which alleged a civil violation of Section 1 of the Sherman Act. The suits, then captioned Winoff Industries, Inc. v. Stone Container Corporation, MDL No. 1261 (E.D. Pa.) and General Refractories Co. v. Gaylord Container Corporation, MDL No. 1261 (E.D. Pa.), name PCA as a defendant based solely on the allegation that PCA is successor to the interests of Tenneco Packaging Inc. and Tenneco Inc., both of which were also named as defendants in the suits, along with nine other linerboard and corrugated sheet manufacturers. The complaints allege that the defendants, during the period October 1, 1993 through November 30, 1995, conspired to limit the supply of linerboard, and that the purpose and effect of the alleged conspiracy was to artificially increase prices of corrugated containers and corrugated sheets, respectively. On November 3, 2003, Pactiv (formerly known as Tenneco Packaging), Tenneco and PCA entered into an agreement to settle the class action lawsuits. The settlement agreement, which is subject to court approval, provides for a full release of all claims against PCA as a result of the class action lawsuits. A hearing is set for March 2004 regarding the settlement. Approximately 160 plaintiffs opted out of the class and together filed about ten direct action complaints in various federal courts across the country. All of the opt-out complaints make allegations against the defendants, including PCA, substantially similar to those made in the class actions. The settlement agreement does not cover these direct action cases. These actions have almost all been consolidated as In re Linerboard, MDL 1261 (E.D. Pa.) for pretrial purposes. Fact discovery is proceeding and is currently set to close September 30, 2004. As of the date of this filing, we believe it is not reasonably possible that the outcome of this litigation will have a material adverse effect on our financial position or results of operations.

PCA is also party to various legal actions arising in the ordinary course of our business. These legal actions cover a broad variety of claims spanning our entire business. As of the date of this filing, we believe it is not reasonably possible that the resolution of these legal actions will, individually or in the aggregate, have a material adverse effect on our financial condition or results of operations.

Item 4.            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders in the fourth quarter of 2003.

PART II

Item 5.            MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Common Stock; Dividends

PCA’s common stock is listed on the New York Stock Exchange under the symbol “PKG”. The following table sets forth the high and low sale prices and dividends as reported by the New York Stock Exchange during the last two years.

	2003			2002
	Sales Price		Dividends	Sales Price		Dividends
Quarter Ended	High	Low	Declared	High	Low	Declared
March 30	$19.23	$16.28	$—	$19.88	$16.45	$—
June 30	19.20	17.23	—	21.10	18.81	—
September 30	20.80	17.84	—	19.85	16.27	—
December 31	22.11	18.85	0.15	18.60	16.20	—

As of March 11, 2004, there were 62 holders of record of our common stock.

On October 13, 2003, PCA announced its intentions to begin paying a quarterly cash dividend of $0.15 per share, or $0.60 per share annually, on its common stock. The first quarterly dividend of $0.15 per share was paid on January 15, 2004 to shareholders of record as of December 15, 2003. On March 4, 2004, the Company announced a quarterly dividend of $0.15 per common share payable to shareholders of record as of March 15, 2004 with a payment date of April 15, 2004. The Company expects to pay regular cash dividends, although there is no assurance as to future dividends because they depend on future earnings, capital requirements and financial condition. There are currently no restrictions on the amount of dividends we can pay on our common stock under our existing indebtedness agreements.

No equity securities of PCA were sold by PCA during fiscal year 2003 which were not registered under the Securities Act of 1933.

Stock Repurchase Program

On May 16, 2001, PCA announced a $100 million common stock repurchase program. We may continue to repurchase shares from time to time. The following table sets forth information about our share repurchases under this program in the fiscal fourth quarter of 2003.

	Total Number of Shares	Average Price Paid	Total Number of Shares Purchased as Part of Publicly Announced	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan or
Period	Purchased	Per Share	Plans or Programs	Programs
Month #1 (October 1, 2003 to October 31, 2003)	—	—	$—	$11,168,000
Month #2 (November 1, 2003 to November 30, 2003)	—	—	—	11,168,000
Month #3 (December 1, 2003 to December 31, 2003)	—	—	—	11,168,000
Total	—	—	$—	$11,168,000

Item 6.            SELECTED FINANCIAL DATA

The following table sets forth the selected historical financial and other data of PCA and the containerboard and corrugated products business of Pactiv Corporation (the “Group” or “Predecessor”). The information contained in the table should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the historical consolidated financial statements of PCA, including the notes thereto, contained elsewhere in this report.

	PCA(1)							Predecessor
	For the Year Ended December 31,						April 12, 1999 Through	Jan. 1, 1999 Through
	2003	2002	2001		2000		Dec. 31, 1999	April 11, 1999
(In thousands, except per share data)
Statement of Income Data:
Net sales	$1,735,534	$1,735,858	$1,789,956		$1,921,868		$1,317,342	$453,207
Income (loss) before cumulative effect of accounting change	$(14,358)	$48,179	$106,913	(5)	$161,901	(5)	$40,500	$(134,926)
Cumulative effect of accounting change	—	—	(495)		—		—	—
Net income (loss)	(14,358)	48,179	106,418		161,901		40,500	(134,926)
Preferred dividends and accretion of preferred stock issuance costs	—	—	—		(18,637)		(9,296)	—
Net income (loss) available to common shareholders	$(14,358)	$48,179	$106,418		$143,264		$31,204	$(134,926)
Basic earnings per share(2):
Income (loss) before cumulative effect of accounting change	$(.14)	$.46	$1.00		$1.37		$.34	$(1.43)
Cumulative effect of accounting change	—	—	—		—		—
Net income (loss) per common share	$(.14)	$.46	$1.00		$1.37		$.34	$(1.43)
Diluted earnings per share(2):
Income (loss) before cumulative effect of accounting change	$(.14)	$.45	$.98		$1.33		$.32	$(1.43)
Cumulative effect of accounting change	—	—	—		—		—	—
Net income (loss) per common share	$(.14)	$.45	$.98		$1.33		$.32	$(1.43)
Weighted average common shares outstanding	104,628	105,053	106,277		104,890		92,108	94,600
Cash dividends declared per common share(3)	$0.15	—	—		—		—	—
Balance Sheet Data:
Total assets	$1,983,404	$1,982,551	$1,971,780		$1,942,112		$2,153,208	$2,391,089
Total long-term obligations(4)	697,961	742,213	795,217		869,414		1,432,553	1,760,466
Shareholders equity/interdivision account	797,480	795,875	769,834		687,424		416,699	156,697

(1)             There was no activity for PCA from January 25, 1999, its date of inception, through April 11, 1999.

(2)             Earnings per share through April 11, 1999 has been calculated using the historical earnings of the Predecessor and the number of common shares resulting from the closing of the acquisition on April 12, 1999 (94,600,000 common shares after giving effect to the 220-for-one stock split). For the PCA historical period from April 12, 1999 to December 31, 1999, earnings available to common stockholders includes a reduction for $9,296 of preferred stock dividends. For the year ended December 31, 2000, earnings available to common stockholders includes reductions of $2,371 of preferred stock dividends and $16,266 for the redemption of PCA’s 12 3/8% preferred stock. PCA did not declare any dividends on its common shares in 1999, 2000, 2001 or 2002.

For the period January 1 through April 11, 1999, basic and diluted earnings per share are the same because there are no potentially dilutive securities. For the PCA historical period from April 12, 1999 to December 31, 1999 and for the years ended December 31, 2000, 2001, 2002 and 2003 diluted earnings per share includes the dilutive effect, if any, of outstanding options and non-vested stock. This dilutive effect is calculated using the treasury stock method.

(3)             On October 13, 2003, PCA announced its intentions to begin paying a quarterly cash dividend of $0.15 per share, or $0.60 per share annually, on its common stock. The first quarterly dividend of $0.15 per share was paid on January 15, 2004 to shareholders of record as of December 15, 2003.

(4)           Total long-term obligations include long-term debt, the current maturities of long-term debt and redeemable preferred stock. The amount excludes amounts due to Pactiv or other Tenneco affiliates as part of the Predecessor’s interdivision account or other financing arrangement.

(5)    In accordance with SFAS No. 145, the early extinguishment of debt that was classified as extraordinary for the years 2000 ($11,060,000) and 2001 ($609,000) in PCA’s Annual Report on Form 10-K for the year ended December 31, 2002, was reclassified to income (loss) before cumulative effect of accounting change.

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

Results of Operations

The historical results of operations of PCA are set forth below:

	For the Year Ended December 31,
(In millions)	2003	2002	2001
Net sales	$1,735.5	$1,735.9	$1,790.0
Operating income	$96.9	$145.3	$249.5
Interest expense	(121.8)	(67.7)	(75.1)
Income (loss) before taxes and cumulative effect of accounting change	(24.9)	77.6	174.4
Provision for income taxes	10.5	(29.4)	(67.5)
Income (loss) before cumulative effect of accounting change	(14.4)	48.2	106.9
Cumulative effect of accounting change	—	—	(0.5)
Net income (loss)	$(14.4)	$48.2	$106.4

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Net Sales

Net sales decreased by $0.3 million, or 0.0%, for the year ended December 31, 2003 from the year ended December 31, 2002. Net sales increased due to improved sales volumes compared to 2002, however, this increase was entirely offset by lower sales prices.

Total corrugated products volume sold increased 2.1% to 28.1 billion square feet in 2003 compared to 27.5 billion square feet in 2002. On a comparable shipment-per-workday basis, corrugated products sales volume increased 1.7% in 2003 from 2002. Shipments-per-workday is calculated by dividing our total corrugated products volume during the year by the number of workdays within the year. The lower percentage increase was due to the fact that 2003 had one more workday (252 days), those days not falling on a weekend or holiday, than 2002 (251 days). Containerboard sales volume to external domestic and export customers decreased 6.7% to 445,000 tons for the year ended December 31, 2003 from 477,000 tons in the comparable period of 2002.

Income Before Interest Expense and Income Taxes (Operating Income)

Operating income decreased by $48.4 million, or 33.3%, for the year ended December 31, 2003 compared to 2002. Included in income before interest and taxes for the twelve months ended December 31, 2003 is a $3.3 million charge for fees and expenses related to the Company’s debt refinancing which was completed in July 2003, and a fourth quarter charge of $16.0 million to settle certain benefits related matters with Pactiv Corporation dating back to April 12, 1999 when PCA became a stand-alone company. The remaining $29.1 million decrease in income before interest and taxes was primarily attributable to decreased sales prices ($13.4 million), and increased costs of energy ($7.9 million) and wood costs ($4.8 million).

Gross profit decreased $26.8 million, or 8.2%, for the year ended December 31, 2003 from the year ended December 31, 2002. Gross profit as a percentage of sales declined from 18.7% of sales in 2002 to 17.2% of sales in the current year primarily due to the sales price decreases and energy and wood cost increases described above.

Corporate overhead for the year ended December 31, 2003, increased by $5.5 million, or 13.5%, from the year ended December 31, 2002. The increase was primarily attributable to the fees and expenses related to the debt refinancing ($3.3 million), increased depreciation and amortization expense ($ 0.8 million) and an increase in pension costs ($0.7 million).

Selling and administrative expenses decreased $2.9 million, or 2.2%, for the year ended December 31, 2003 from the comparable period in 2002. The decrease was primarily the result of decreased travel and meeting costs ($1.3 million), lower recruiting and relocation expenses ($0.7 million), reduced salary costs ($0.5 million) and a reduction in training costs ($0.5 million).

Other expense, net, increased $19.1 million, or 236.5%, for the year ended December 31, 2003 compared to the year ended December 31, 2002 including the $16.0 million charge discussed above for the settlement of benefit cost related matters with Pactiv Corporation. In addition, the Company’s legal reserve increased $1.6 million during 2003 and the Company received lower dividend payments from Southern Timber Venture, LLC ($1.2 million).

Interest Expense and Income Taxes

Interest expense increased in 2003 by $54.1 million, or 79.9%, from the comparable period in 2002. This increase included $73.3 million of expenses related to the Company’s debt refinancing, which was completed in July 2003. The $73.3 million of expenses consisted of $55.9 million paid in premiums for the tender of the 9 5/8% senior subordinated notes, and a $17.4 million non-cash charge for the write-off of deferred financing fees related to the 9 5/8% notes and PCA’s original revolving credit facility dated as of April 12, 1999 and amended and restated as of June 29, 2000. Excluding the $73.3 million charge, interest expense was $19.2 million lower than in 2002 as a result of lower interest rates attributable to the Company’s July 2003 refinancing and lower debt levels.

PCA’s effective tax rate was 42.3% for the year ended December 31, 2003 and 37.9% for the year ended December 31, 2002. The 2003 increase in the tax rate is due to stable permanent items over lower book income (loss). The tax rates are higher than the federal statutory rate of 35.0% due to state income taxes.

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

Total corrugated products volume sold increased 3.5% to 27.5 billion square feet in 2002 compared to 26.5 billion square feet in 2001. On a comparable shipment-per-workday basis, corrugated products sales volume increased 3.9% in 2002 from 2001. The larger percentage increase was due to the fact that 2001 had one more workday (252 days), those days not falling on a weekend or holiday, than 2002 (251 days). Containerboard sales volume to external domestic and export customers increased 11.4% to 477,000 tons for the year ended December 31, 2002 from 428,000 tons in the comparable period of 2001.

Income Before Interest Expense and Income Taxes (Operating Income)

Operating income decreased by $104.2 million, or 41.8%, for the year ended December 31, 2002 compared to 2001. The decrease was primarily the result of decreased sales prices ($97.8 million), increased costs for recycled fiber at our containerboard mills ($10.9 million), higher medical ($7.5 million) and pension ($2.3 million) costs and increased depreciation expense ($7.9 million) which were only partially offset by increased volume ($23.8 million).

Gross profit decreased $91.2 million, or 21.9%, for the year ended December 31, 2002 from the year ended December 31, 2001. Gross profit as a percentage of sales declined from 23.2% of sales in 2001 to 18.7% of sales in 2002 primarily due to the sales price decreases described above.

Corporate overhead for the year ended December 31, 2002, increased by $0.4 million, or 1.1%, from the year ended December 31, 2001.

Selling and administrative expenses increased $8.8 million, or 7.2%, for the year ended December 31, 2002 from the comparable period in 2001. The increase was primarily the result of increased benefit costs of $2.9 million, increased expenditures of $2.6 million for other general selling related expenses which were individually insignificant, and an increase in salary expense of $2.3 million.

Other expense, net, increased $3.8 million, or 87.4%, for the year ended December 31, 2002 compared to the year ended December 31, 2001. The increase was primarily due to an increase in the loss on disposal of assets of $3.3 million.

Interest Expense and Income Taxes

Interest expense decreased by $7.4 million, or 9.8%, for the year ended December 31, 2002 from the comparable period in 2001, primarily due to prepayments PCA made in 2001 and 2002 on the term loans under its senior credit facility and the receivables credit facility and a $1 million write-off in deferred financing fees in 2001 due to the debt prepayments.

PCA’s effective tax rate was 37.9% for the year ended December 31, 2002 and 38.7% for the year ended December 31, 2001. The tax rate is higher than the federal statutory rate of 35.0% due to state income taxes.

Liquidity and Capital Resources

Operating Activities

Cash flow provided by operating activities increased $4.9 million, or 2.0%, to $244.9 million, for the year ended December 31, 2003 compared to the year ended December 31, 2002. The increase was the result of lower working capital requirements of $30.1 million, partially offset by lower net income as previously described and decreased deferred income taxes as a result of recording a deferred tax asset related to the 2003 tax net operating loss. The lower working capital requirements were primarily driven by higher accounts payable balances, lower prepaid expenses and other current assets balance due to a federal income tax refund received during 2003, partially offset by higher balances of accounts receivable related to strong fourth quarter 2003 sales volumes and higher inventory balances in 2003.

Cash flow provided by operating activities decreased $74.3 million, or 23.6%, to $240.0 million, for the year ended December 31, 2002 compared to the year ended December 31, 2001. The decrease was primarily due to lower net income, decreased deferred income taxes, and higher working capital requirements. The increased working capital requirements were primarily driven by higher accounts receivable balances resulting from stronger sales volumes previously described, partially offset by lower inventory levels and a smaller reduction of the accounts payable balance than in 2001.

Investing Activities

Cash used for investing activities increased by $8.3 million, or 7.6%, to $117.9 million, for the year ended December 31, 2003 compared to the year ended December 31, 2002. The increase in cash used for investing activities was primarily the result of increased expenditures for property, plant and equipment of $5.8 million the acquisition of the assets of one corrugated products plant for $3.1 million and $0.7 million in expenditures to establish two small sheet plants. See Note 12 to our audited consolidated financial statements included elsewhere in this report for additional information regarding this acquisition.

Cash used for investing activities decreased by $25.3 million, or 18.7%, to $109.6 million, for the year ended December 31, 2002 compared to the year ended December 31, 2001. The decrease in cash used for investing activities was primarily the result of decreased expenditures for property, plant and equipment of $23.8 million, partially offset by the acquisition for $4.8 million of a corrugated products plant in the second quarter of 2001. See Note 12 to our audited consolidated financial statements included elsewhere in this report for additional information regarding this acquisition.

As of December 31, 2003, PCA had commitments for capital expenditures of $37.5 million. PCA believes operating cash flow from continuing operations will be sufficient to fund these commitments.

Financing Activities

Cash used for financing activities increased by $4.7 million, or 5.7%, to $86.2 million, for the year ended December 31, 2003 compared to the year ended December 31, 2002. The increase was primarily attributable to $94.1 million in debt prepayments in 2003 compared to $53.1 million in debt prepayments made during the comparable period in 2002. This was partially offset by lower stock repurchases of $15.5 million that PCA made in 2003 compared to 2002 and higher proceeds received from stock option exercises of $7.2 million in 2003 compared to the same period in 2002. In addition, PCA also netted $14.0 million in proceeds from the debt refinancing described below.

In connection with the debt refinancing in July, PCA received proceeds, net of discount, of $595.8 million from its notes offering and new senior credit facility and $27.0 million from settlement of the Treasury locks in July, which it used to complete the tender offer of its 9 5/8% senior subordinated notes in the amount of $602.3 million, including the premium. PCA also incurred financing costs in the amount of $6.9 million in connection with the debt refinancing.

Cash used for financing activities decreased by $23.3 million, or 22.2%, to $81.6 million, for the year ended December 31, 2002 compared to the year ended December 31, 2001, primarily attributable to decreased prepayments made by PCA on its various debt agreements of $21.2 million and a decrease in expenditures to repurchase PCA common stock of $5.3 million.

On January 28, 2000, PCA became a publicly traded company with an initial public offering of its common stock. On March 3, 2000, PCA used the net proceeds from the offering to redeem all of its outstanding shares of 12 3/8% senior exchangeable preferred stock due 2010.

PCA holds a 33 1/3% equity ownership interest in Southern Timber Venture, LLC. In 2003 and 2002, PCA received dividends from Southern Timber Venture, LLC of $1.2 million ($0.7 million after-tax) and $2.3 million ($1.4 million after-tax), respectively.

On November 29, 2000, PCA established an on-balance sheet securitization program for its trade accounts receivable. To effectuate this program, PCA formed a wholly-owned limited purpose subsidiary, Packaging Credit Company, LLC, or PCC, which in turn formed a wholly-owned, bankruptcy-remote, special-purpose subsidiary, Packaging Receivables Company, LLC, or PRC, for the purpose of acquiring receivables from PCC. Both of these entities are included in the consolidated financial statements of PCA. Under this program, PCC purchases on an ongoing basis substantially all of the receivables of PCA and sells such receivables to PRC. PRC and lenders established a $150.0 million receivables-backed revolving credit facility through which PRC obtains funds to purchase receivables from PCC. The receivables purchased by PRC are and will be solely the property of PRC. In the event of a liquidation of PRC, the creditors of PRC would be entitled to satisfy their claims from PRC’s assets prior to any distribution to PCC or PCA. Credit available under the receivables credit facility is on a borrowing-base formula. As a result, the full amount of the facility may not be available at all times. On October 31, 2003, PCA renewed the receivables credit facility for an additional three-year term. This facility will terminate on October 10, 2006. As of December 31, 2003, $109.0 million was outstanding and $41.0 million was available for additional borrowing under the receivables credit facility. The highest outstanding principal balance under the receivables credit facility during fiscal 2003 was $113.0 million.

On June 23, 2003, PCA launched a tender offer for any and all of its outstanding $550.0 million aggregate principal amount of 9 5/8% senior subordinated notes due 2009. In connection with the tender offer, PCA also solicited consents to adopt amendments to the indenture under which the 9 5/8% notes were issued to eliminate substantially all of the restrictive covenants and several of the event of default provisions in the indenture. The consent solicitation expired on July 7, 2003 and the tender offer expired on July 21, 2003. Holders of approximately $546.3 million, or 99.3%, in aggregate principal amount of 9 5/8% notes consented to the proposed amendments and tendered their notes in the tender offer.

On July 7, 2003, PCA repaid all borrowings under its then-existing senior credit facility. This facility was replaced with a new senior unsecured credit facility that provides for a new $100.0 million revolving credit facility, including a $35.0 million subfacility for letters of credit, and a new $50.0 million term loan. The new senior credit facility closed on July 21, 2003, and it expires in 2008. PCA’s total borrowings under the senior credit facility as of December 31, 2003 consisted of $39.0 million of term loans.

On July 21, 2003, PCA closed its offering and private placement of $150.0 million of 4 3/8% five-year notes and $400.0 million of 5 3/4% ten-year notes. On July 22, 2003, PCA used the net proceeds from the offering, together with the borrowings under the new senior credit facility and cash on hand, to purchase $546.4 million, or 99.3%, of its outstanding 9 5/8% senior subordinated notes that were validly tendered and accepted for payment in the tender offer that expired at midnight on July 21, 2003. As a result of these transactions, PCA recorded a one-time charge of approximately $76.6 million ($46.7 million after-tax) in the third quarter of 2003. The $76.6 million charge includes the tender offer premium of $55.9 million and a $17.4 million non-cash charge for the write-off of deferred financing fees due to the early extinguishment of debt, which are included in interest expense, and fees and expenses of $3.3 million, which are included in corporate overhead. As required by their terms, the $150.0 million of 4 3/8% five-year notes and $400.0 million of 5 3/4% ten-year notes were exchanged for publicly registered securities in the same amounts in a registered exchange offer completed in December 2003. The remaining senior subordinated notes are callable beginning April 1, 2004 at 104.8125%. On March 1, 2004, the Company delivered an irrevocable notice to the trustee to redeem these notes on April 1, 2004.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements as of December 31, 2003 that would require disclosure under SEC FR-67, “Disclosure in Management’s Discussion and Analysis About Off-Balance Sheet Arrangements and Aggregate Contractual Obligations.”

Contractual Obligations

The following table summarizes PCA’s contractual obligations at December 31, 2003:

	Payments Due by Period
(In thousands)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Term loan	$39,000	$—	$9,000	$30,000	$—
Receivables credit facility	109,000	109,000	—	—	—
9 5/8% senior subordinated notes,	3,617	3,617	—	—	—
4 3/8% five-year notes	150,000	—	—	150,000	—
5 3/4% ten-year notes	400,000	—	—	—	400,000
Other long-term debt	217	146	71	—	—
Total short-term and long-term debt	701,834	112,763	9,071	180,000	400,000
Operating leases	86,627	19,532	26,641	8,582	31,872
Capital commitments	37,515	37,515	—	—	—
Purchase commitments	21,310	17,175	4,135	—	—
Letters of credit	15,647	15,647	—	—	—
Total	$862,933	$202,632	$39,847	$188,582	$431,872

The above table excludes an unamortized debt discount of $3.9 million at December 31, 2003 and PCA’s pension contributions for plan years 2003 and 2004 of $9.3 million to be made in 2004. PCA currently does not have any projections for future pension contributions beyond 2004.

The lease commitments, purchase commitments and letters of credit are not reflected on PCA’s consolidated balance sheet as of December 31, 2003. See Notes 6 and 9 to the audited consolidated financial statements for additional information.

PCA’s primary sources of liquidity are net cash provided by operating activities, borrowings under PCA’s senior revolving credit facility, and additional borrowings under PCA’s receivables credit facility. As of December 31, 2003, PCA had $141.0 million in unused borrowing capacity under its existing credit agreements. PCA’s primary uses of cash are for capital expenditures, debt service and common stock dividends, which it expects to be able to fund from these sources.

The following table provides the outstanding balances and the weighted average interest rates as of December 31, 2003 for each of PCA’s outstanding term loans, the revolving credit facility and the receivables credit facility:

Borrowing Arrangement (in thousands)	Balance at December 31, 2003	Weighted Average Interest Rate	Projected Annual Cash Interest Payments
Term Loan	$39,000	2.438%	$951
Senior Revolving Credit Facility:
Revolver—Eurodollar	—	N/A	N/A
Revolver—Base Rate	—	N/A	N/A
Receivables Credit Facility	109,000	1.510	1,646
4 3/8% Five-Year Notes	150,000	4.375	6,563
5 3/4% Ten-Year Notes	400,000	5.750	23,000
9 5/8 Senior Subordinate Notes	3,617	9.625	348
Total	$701,617	4.633%	$32,508

The above table excludes unamortized debt discount of $3.9 million at December 31, 2003. It also excludes the impact from the annual cash interest payments of the settlement of the Treasury locks related to the five- and ten- year notes of $27.0 million received in July 2003.

The borrowings under the senior revolving credit facility are available to fund PCA’s working capital requirements, capital expenditures and other general corporate purposes. The term loan must be repaid in quarterly installments from July 2006 through 2008. The senior revolving credit facility will terminate in July 2008. The receivables credit facility will terminate in October 2006.

The instruments governing PCA’s indebtedness contain financial and other covenants that limit, among other things, the ability of PCA and its subsidiaries to:

•       enter into sale and leaseback transactions,

•       incur liens,

•       enter into certain transactions with affiliates, or

•       merge or consolidate with any other person or sell or otherwise dispose of all or substantially all of the assets of PCA.

These limitations could limit corporate and operating activities.

In addition, we must maintain minimum net worth, maximum leverage and minimum EBITDA to interest ratios under the senior credit facility. A failure to comply with the restrictions contained in the senior credit facility could lead to an event of default, which could result in an acceleration of such indebtedness. Such an acceleration would also constitute an event of default under the notes indenture and the receivables credit facility.

PCA currently expects to incur capital expenditures of $110.0 millionto $115.0 millionin 2004. These capital expenditures will be used primarily for maintenance capital, cost reduction, business growth, and environmental compliance.

PCA believes that net cash generated from operating activities and available cash-on-hand will be adequate to meet its anticipated debt service requirements, capital expenditures, common stock dividend payments and working capital needs for the next 12 months, and that net cash generated from operating activities and amounts available under the senior revolving credit facility and additional borrowings under its receivables credit facility will be adequate to meet its anticipated debt service requirements, capital expenditures, common stock dividend payments and working capital needs for the foreseeable future. PCA’s future operating performance and its ability to service or refinance the notes and to service, extend or refinance the credit facilities will be subject to future economic conditions and to financial, business and other factors, many of which are beyond PCA’s control.

Environmental Matters

We are subject to, and must comply with, a variety of federal, state and local environmental laws, particularly those relating to air and water quality, waste disposal and the cleanup of contaminated soil and groundwater. The most significant of these laws affecting us are:

•       Resource Conservation and Recovery Act (RCRA)

•       Clean Water Act (CWA)

•       Clean Air Act (CAA)

•       The Emergency Planning and Community Right-to-Know-Act (EPCRA)

•       Toxic Substance Control Act (TSCA)

•       Safe Drinking Water Act (SDWA)

We believe that we are currently in material compliance with these and all applicable environmental rules and regulations. Because environmental regulations are constantly evolving, we have incurred, and will continue to incur, costs to maintain compliance with these and other environmental laws. For the year ended December 31, 2003 we spent approximately $ 12.4 million to comply with the requirements of these and other environmental laws. For the years ended December 31 2002 and 2001 the costs of environmental compliance were approximately $11.5 million and $11.4 million, respectively.

In addition, the EPA finalized the Cluster Rules which govern pulp and paper mill operations, including those at the Counce, Filer City, Valdosta and Tomahawk mills. Over the next several years, the Cluster Rules will affect our allowable discharges of air and water pollutants, and require us to spend money to ensure compliance with those new rules.

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

Because liability for remediation costs under environmental laws is strict, meaning that liability is imposed without fault, joint and several, meaning that liability is imposed on each party without regard to contribution, and retroactive, we could receive notifications of cleanup liability in the future and this liability could be material. From January 1994 through December 2003, remediation costs at our mills and converting plants totaled about $3.1 million. As of December 31, 2003, we maintained an environmental reserve of $4.3 million, which includes funds relating to onsite landfills and surface impoundments as well as on-going and anticipated remedial projects. Total capital costs for environmental matters, including Cluster Rule compliance, were $16.5 million for 2003 and we currently estimate 2004 environmental capital expenditures will be $10.0 million, of which $0.9 million of the expenditures are to meet Cluster

Rule requirements. As of this filing, we believe that it is not reasonably possible that future environmental expenditures above the $4.3 million accrued as of December 31, 2003 will have a material impact on our financial condition and results of operations.

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

As of December 31, 2003, the balance in the allowance for doubtful accounts reserve was $5.3 million, compared to $5.8 million at December 31, 2002. Bad debt expense in 2003 was $1.8 million, compared to $3.0 million in 2002. The $1.2 million decreasewas primarily attributable to one customer that filed for bankruptcy during 2002, resulting in bad debt expense of $1.3 million. For the year ended December 31, 2002 bad debt expense was $3.0 million compared to $0.7 million in 2001. During 2002, $1.7 million of bad debt expense was recorded related to three customers that filed for bankruptcy during the year.

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

Derivatives

We have historically held derivative financial instruments to hedge our interest rate risk associated with our variable rate long-term debt. These derivatives qualified for hedge accounting as discussed in Note 2 to our audited consolidated financial statements. We do not speculate in derivatives trading. Hedge accounting results when we designate and document the hedging relationships involving these derivative instruments. While we intend to continue to meet the conditions for hedge accounting, if hedges do not qualify as highly effective or if we did not believe that forecasted transactions would occur, the changes in the fair value of the derivatives used as hedges would be reflected in earnings.

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

In addition to the above derivative financial instruments, we have other contracts covering a portion of our purchases of natural gas and electricity that have the characteristics of derivatives but are not required to be accounted for as derivatives. These contracts for the physical delivery of these items qualify for the normal purchases exception under SFAS No. 133 as we take physical delivery of the item and use it in the production process. This exception is an election and, if not elected, these contracts would be carried on the balance sheet at fair value with changes in fair value reflected in income. PCA has elected the normal purchases exception under SFAS No. 133. Additional information regarding these contracts can be found in Note 9 to our audited consolidated financial statements included elsewhere in this report.

Environmental Liabilities

PCA accounts for its retirement obligations related to its landfills under SFAS No. 143, “Accounting for Asset Retirement Obligations,” which became effective for fiscal years beginning after June 15, 2002. The Statement requires legal obligations associated with the retirement of long-lived assets to be recognized at their fair value at the time that the obligations are incurred. Upon initial recognition of a liability, that cost should be capitalized as part of the related long-lived asset and allocated to expense over the useful life of the asset. The adoption of SFAS No. 143 on January 1, 2003 did not have a material impact on PCA’s financial statements.

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

In connection with the sale to PCA of the containerboard and corrugated products business of Pactiv Corporation in April 1999, Pactiv agreed to retain all liability for all former facilities and all sites associated with offsite waste disposal prior to April 12, 1999. Pactiv also retained the environmental liability for a closed landfill located near the Filer City mill.

Revenue Recognition

PCA recognizes revenue as title to the products is transferred to customers. Shipping and handling costs are included in cost of sales. Shipping and handling billings to a customer in a sales transaction are included in revenue. In addition, PCA offers volume rebates to some of its customers. The total cost of these programs is estimated and accrued as a reduction to revenue at the time of the respective sale.

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

Item 7A.   QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

PCA is exposed to the impact of interest rate changes and changes in the market value of its financial instruments. PCA periodically enters into derivatives in order to minimize these risks, but not for trading purposes. As of December 31, 2003, PCA did not have any derivatives.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this item is included in a separate section of this report on page F-1.

Item 9.            CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

There were no changes in or disagreements with PCA’s accountants during 2003 or 2002.

Item 9A.   CONTROLS AND PROCEDURES

PCA’s management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of PCA’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended).  The evaluation of PCA’s disclosure controls and procedures included a review of the controls’ objectives and design, PCA’s implementation of the controls and the effect of the controls on the information generated for use in this Annual Report on Form 10-K.

During the quarter ended December 31, 2003, there were no changes in internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, PCA’s internal control over financial reporting.

Based upon their evaluation as of December 31, 2003, PCA’s Chief Executive Officer and Chief Financial Officer have concluded that PCA’s disclosure controls and procedures are effective to ensure that material information relating to PCA is made known to management, including the Chief Executive

Officer and Chief Financial Officer, particularly during the periods when PCA’s periodic reports are being prepared.

PART III

Item 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information with respect to PCA’s directors is included under the caption “Board of Directors” in PCA’s Proxy Statement, and is incorporated herein by reference. Information regarding certain Section 16(a) compliance is included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in PCA’s Proxy Statement, and is incorporated herein by reference. Information about our code of ethics policies is included under the caption “Board of Directors—Code of Ethics” in PCA’s Proxy Statement, and is incorporated herein by reference. Information about PCA’s Audit Committee and financial experts is included under the captions “Board of Directors—Audit Committee” and “Ratification of Appointment of Independent Auditors” in PCA’s Proxy Statement, and is incorporated herein by reference.

Executive Officers

Brief statements setting forth the age at March 11, 2004, the principal occupation, employment during the past five years, the year in which such person first became an officer of PCA, and other information concerning each of our executive officers appears below.

Paul T. Stecko is 59 years old and has served as Chief Executive Officer of PCA since January 1999 and as Chairman of PCA since March 1999. From November 1998 to April 1999, Mr. Stecko served as President and Chief Operating Officer of Tenneco Inc. From January 1997 to November 1998, Mr. Stecko served as Chief Operating Officer of Tenneco. From December 1993 through January 1997, Mr. Stecko served as President and Chief Executive Officer of Tenneco Packaging Inc. Prior to joining Tenneco Packaging, Mr. Stecko spent 16 years with International Paper Company. Mr. Stecko is a member of the board of directors of Tenneco Automotive Inc., State Farm Mutual Insurance Company, American Forest and Paper Association and Cives Corporation.

William J. Sweeney is 63 years old and has served as Executive Vice President—Corrugated Products of PCA since April 1999. From May 1997 to April 1999, Mr. Sweeney served as Executive Vice President—Paperboard Packaging of Tenneco Packaging Inc. From May 1990 to May 1997, Mr. Sweeney served as Senior Vice President and General Manager—Containerboard Products of Tenneco Packaging. From 1983 to May 1990, Mr. Sweeney served as General Manager and Vice President of Stone Container Corporation. From 1978 to 1983, Mr. Sweeney served as Sales Manager, Operations Manager and Division Vice President at Continental Group and from 1967 to 1978, as Sales Manager and General Manager of Boise Cascade Corporation.

Mark W. Kowlzan is 49 years old and has served as Senior Vice President—Containerboard of PCA since March 2002 and as Vice President from April 1999 to March 2002. From 1998 to April 1999, Tenneco Packaging Inc. employed Mr. Kowlzan as Vice President and General Manager—Containerboard and from May 1996 to 1998, as Operations Manager and Mill Manager of the Counce mill. Prior to joining Tenneco Packaging, Mr. Kowlzan spent 15 years at International Paper Company, where he held a series of operational positions within its mill organization.

Richard B. West is 51 years old and has served as Chief Financial Officer of PCA since March 1999, as Corporate Secretary since April 1999 and also as Senior Vice President since March 2002. From April 1999 to March 2002, Mr. West served as Vice President and from March 1999 to June 1999, Mr. West also served as Treasurer of PCA. Mr. West served as Vice President of Finance—Paperboard Packaging of Tenneco Packaging Inc. from 1995 to April 1999. Prior to joining Tenneco Packaging, Mr. West spent

20 years with International Paper Company where he served as an Internal Auditor, Internal Audit Manager and Manufacturing Controller for the Printing Papers Group and Director/ Business Process Redesign.

Stephen T. Calhoun is 58 years old and was promoted to Vice President, Human Resources of PCA in November 2002. From July 1997 to October 2002, Mr. Calhoun served as Director, Human Resources of Corporate and Containerboard Division. From April 1989 to July 1997, Mr. Calhoun was employed principally by Tenneco Packaging Inc. where he held the positions of Area Employee Relations Manager and Human Resources Manager. Prior to joining Tenneco Packaging in 1989, Mr. Calhoun spent fifteen years with the then American Can Company where he held several human resources and manufacturing positions.

Item 11.    EXECUTIVE COMPENSATION

Information with respect to executive compensation is included under the caption “Executive Compensation” in PCA’s Proxy Statement and is incorporated herein by reference, other than the Report of the Compensation Committee and the Performance Graph.

Item 12.           SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Information with respect to security ownership of certain beneficial owners and management is included under the caption “Information Regarding Beneficial Ownership of our Principal Shareholders, Directors and Management” in PCA’s Proxy Statement and is incorporated herein by reference.

Information with respect to securities authorized for issuance under equity compensation plans is included under the caption “Executive Compensation—Compensation of Executive Officers” in PCA’s Proxy Statement and is incorporated herein by reference.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information with respect to certain relationships and related transactions is included under the caption “Certain Relationships and Related Transactions” in PCA’s Proxy Statement and is incorporated herein by reference.

Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information with respect to fees and services of the principal accountant is included under the caption “Ratification of Appointment of Independent Auditors—Fees to Independent Auditors” in PCA’s Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)           The following documents are filed as a part of this report:

(1)         The financial statements listed in the “Index to Financial Statements.”

(2)         Financial Statement Schedule

The following consolidated financial statement schedule of PCA for the years ended December 31, 2003, 2002 and 2001 is included in this report.

Schedule II—Packaging Corporation of America—Valuation and Qualifying Accounts.

Allowance for doubtful accounts receivable	Balance Beginning of Year	Provision (Benefit)	Additions/ Deductions from Reserves*	Translation Adjustments	Balance End of Year
2003	5,821	1,764	(2,282)	—	5,303
2002	5,232	2,963	(2,374)	—	5,821
2001	6,394	674	(1,836)	—	5,232

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

(b)          Reports on Form 8-K

On October 14, 2003, PCA filed a current report on Form 8-K, announcing third quarter 2003 financial results.

On October 15, 2003, PCA filed a current report on Form 8-K, announcing its intentions to begin paying a quarterly cash dividend.

On December 4, 2003, PCA filed a current report on Form 8-K, announcing its corrugated products volume in October and November of 2003.

(c)           Exhibits

Exhibit Number	Description
2.1

Contribution Agreement, dated as of January 25, 1999, among Pactiv Corporation (formerly known as Tenneco Packaging Inc.) (“Pactiv”), PCA Holdings LLC (“PCA Holdings”) and Packaging Corporation of America (“PCA”).(1)

2.2	Letter Agreement Amending the Contribution Agreement, dated as of April 12, 1999, among Pactiv, PCA Holdings and PCA.(1)
3.1	Restated Certificate of Incorporation of PCA.(1)
3.2	Certificate of Amendment to Restated Certificate of Incorporation of PCA. (Incorporated herein by reference to Exhibit 3.2 to PCA’s Registration Statement on Form S-4, Registration No. 333-109437.)
3.3	Second Amended and Restated By-laws of PCA. (Incorporated herein by reference to Exhibit 3.3 to PCA’s Registration Statement on Form S-4, Registration No. 333-109437.)

4.1

Indenture, dated as of April 12, 1999, by and among PCA, Dahlonega Packaging Corporation (“Dahlonega”), Dixie Container Corporation (“Dixie”), PCA Hydro Inc. (“PCA Hydro”), PCA Tomahawk Corporation (“PCA Tomahawk”), PCA Valdosta Corporation (“PCA Valdosta”) and United States Trust Company of New York.(1)

4.2	Form of Rule 144A Global Note and Subsidiary Guarantee. (Incorporated herein by reference to Exhibit 4.6 to PCA’s Registration Statement on Form S-4, Registration No. 333-79511.)
4.3	Form of certificate representing shares of common stock. (Incorporated herein by reference to Exhibit 4.9 to PCA’s Registration Statement on Form S-1, Registration No. 333-86963.)
4.4

Supplemental Indenture, dated as of July 7, 2003, among PCA, PCA International, Inc., PCA International Services, LLC, Packaging Credit Company, LLC, Dixie, PCA Hydro, Tomahawk and The Bank of New York (as successor to United States Trust Company of New York). (Incorporated herein by reference to Exhibit 4.1 to PCA’s Quarterly Report on Form 10-Q for the period ended June 30, 2003.)

4.5

Indenture, dated as of July 21, 2003, between PCA and U.S. Bank National Association.  (Incorporated herein by reference to Exhibit 4.2 to PCA’s Quarterly Report on Form 10-Q for the period ended June 30, 2003.)

4.6

First Supplemental Indenture, dated as of July 21, 2003, between PCA and U.S. Bank National Association.  (Incorporated herein by reference to Exhibit 4.3 to PCA’s Quarterly Report on Form 10-Q for the period ended June 30, 2003.)

4.7	Form of Rule 144A Global Note. (Incorporated herein by reference to Exhibit 4.5 to PCA’s Quarterly Report on Form 10-Q for the period ended June 30, 2003.)
10.1

Five Year Credit Agreement, dated as of July 21, 2003, by and among PCA, the banks, financial institutions and other institutional lenders and the initial issuing banks party thereto, Citigroup Global Markets Inc., J.P. Morgan Securities Inc., Citicorp North America, Inc. and JPMorgan Chase Bank. (Incorporated herein by reference to Exhibit 10.2 to PCA’s Quarterly Report on Form 10-Q for the period ended June 30, 2003.)

10.2

Credit and Security Agreement, dated as of November 29, 2000, among Packaging Receivables Company, LLC (“PRC”), Packaging Credit Company, LLC (“PCC”), Blue Ridge Asset Funding Corporation (“Blue Ridge”), and Wachovia Bank, N.A. (“Wachovia”).  (Incorporated herein by reference to Exhibit 10.23 to PCA’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.)

10.3

Receivables Sale Agreement, dated as of November 29, 2000, between PCC and PCA.  (Incorporated herein by reference to Exhibit 10.24 to PCA’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.)

10.4

Purchase and Sale Agreement, dated as of November 29, 2000, between PCC and PRC.  (Incorporated herein by reference to Exhibit 10.25 to PCA’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.)

10.5

Amendment No. 1 to Credit and Security Agreement, dated as of April 12, 2001, among PRC, PCC, Blue Ridge and Wachovia.  (Incorporated herein by reference to Exhibit 10.1 to PCA’s Quarterly Report on Form 10-Q for the period ended September 30, 2003.)

10.6

Second Amendment to Credit and Security Agreement, dated as of January 31, 2003, among PRC, PCC, Blue Ridge and Wachovia.  (Incorporated herein by reference to Exhibit 10.2 to PCA’s Quarterly Report on Form 10-Q for the period ended September 30, 2003.)

10.7

Third Amendment to Credit and Security Agreement, dated as of September 30, 2003, among PRC, PCC, Blue Ridge and Wachovia.  (Incorporated herein by reference to Exhibit 10.3 to PCA’s Quarterly Report on Form 10-Q for the period ended September 30, 2003.)

10.8	Registration Rights Agreement, dated as of April 12, 1999, by and among Pactiv, PCA Holdings and PCA.(1)
10.9	Holding Company Support Agreement, dated as of April 12, 1999, by and between PCA Holdings and PCA.(1)
10.10

Fourth Amendment to Credit and Security Agreement, dated as of October 10, 2003, among PRC, PCC, Blue Ridge and Wachovia.  (Incorporated herein by reference to Exhibit 10.4 to PCA’s Quarterly Report on Form 10-Q for the period ended September 30, 2003.)

10.11	Human Resources Agreement, dated as of April 12, 1999, by and among Tenneco Automotive Inc. (formerly known as Tenneco Inc.), Pactiv and PCA.(1)
10.12	Intentionally omitted.
10.13	Intentionally omitted.
10.14	Intentionally omitted.
10.15	Intentionally omitted.
10.16	Letter Agreement Regarding Terms of Employment, dated as of January 25, 1999, between PCA and Paul T. Stecko.*(1)
10.17	Letter Agreement Regarding Terms of Employment, dated as of May 19, 1999, between PCA and Paul T. Stecko.*(1)
10.18	1999 Long-Term Equity Incentive Plan, effective as of October 19, 1999.* (Incorporated herein by reference to Exhibit 10.18 to PCA’s Registration Statement on Form S-1, Registration No. 333-86963.)
10.19	Management Equity Agreement, dated as of June 1, 1999, among PCA, Paul T. Stecko and the Paul T. Stecko 1999 Dynastic Trust.*(1)
10.20	Form of Management Equity Agreement, dated as of June 1, 1999, among PCA and the members of management party thereto.*(1)
10.21	1999 Executive Incentive Compensation Plan, effective April 12, 1999.* (Incorporated herein by reference to Exhibit 10.16 to PCA’s Registration Statement on Form S-4, Registration No. 333-109437.)
10.22	Amended and Restated 1999 Management Equity Compensation Plan, effective as of June 2, 1999.*(1)
21.1	Subsidiaries of the Registrant.
23.1	Consent of Ernst & Young LLP.
24.1	Powers of Attorney.

31.1	Certification of Chief Executive Officer, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Risk Factors. (Incorporated herein by reference to Exhibit 99.2 to PCA’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.)

*                    Management contract or compensatory plan or arrangement.

(1)          Incorporated herein by reference to the same numbered exhibit to PCA’s Registration Statement on Form S-4 (Registration No. 333-79511).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 11, 2004.

Packaging Corporation of America
By:	/s/ Paul T. Stecko
Name: Paul T. Stecko Title: Chairman and Chief Executive Officer
By:	/s/ Richard B. West
Name: Richard B. West Title: Senior Vice President, Chief Financial Officer and Corporate Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 11, 2004.

Signature	Title
/s/ Paul T. Stecko	Chairman of the Board and Chief Executive Officer (Principal
Paul T. Stecko	Executive Officer)
/s/ Richard B. West	Senior Vice President, Chief Financial Officer and Corporate
Richard B. West	Secretary (Principal Financial and Accounting Officer)
*	Director
Henry F. Frigon
*	Director
Louis A. Holland
*	Director
Justin S. Huscher
*	Director
Samuel M. Mencoff
*	Director
Thomas S. Souleles
*	Director
Rayford K. Williamson

*By:	/s/ Richard B. West
Richard B. West (Attorney-In-Fact)

REPORT OF INDEPENDENT AUDITORS

Board of Directors and Shareholders of Packaging Corporation of America:

We have audited the accompanying consolidated balance sheets of Packaging Corporation of America (the “Company”) as of December 31, 2003 and 2002, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Packaging Corporation of America at December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

Ernst & Young LLP

Chicago, Illinois
January 20, 2004

Packaging Corporation of America
Consolidated Balance Sheets
As of December 31, 2003 and 2002

	2003	2002
(In thousands, except share and per share amounts)
Assets
Current assets:
Cash and cash equivalents	$172,022	$131,305
Accounts and notes receivable, net of allowance for doubtful accounts of $5,303 and $5,821 as of December 31, 2003 and 2002, respectively	191,405	175,716
Inventories	166,312	160,549
Prepaid expenses and other current assets	7,635	22,600
Deferred income taxes	29,703	19,384
Total current assets	567,077	509,554
Property, plant and equipment, net	1,372,823	1,408,980
Intangible assets, net of accumulated amortization of $2,079 and $1,726 as of December 31, 2003 and 2002, respectively	5,495	3,854
Other long-term assets	39,731	60,163
Total assets	$1,985,126	$1,982,551
Liabilities and shareholders’ equity
Current liabilities:
Short-term debt and current maturities of long-term debt	$112,763	$113,094
Accounts payable	126,924	85,807
Accrued interest	13,511	13,362
Accrued liabilities	89,779	84,543
Total current liabilities	342.977	296,806
Long-term liabilities:
Long-term debt	585,198	629,119
Deferred income taxes	230,949	241,372
Other liabilities	28,522	19,379
Total long-term liabilities	844,669	889,870
Shareholders’ equity:
Common stock (par value $.01 per share, 300,000,000 shares authorized, 105,651,123 shares and 104,510,094 shares issued as of December 31, 2003 and 2002, respectively)	1,056	1,045
Additional paid in capital	473,097	466,911
Retained earnings	298,869	329,065
Accumulated other comprehensive income (loss):
Unrealized gain (loss) on derivatives, net	25,584	(811)
Cumulative foreign currency translation adjustment	23	(1)
Total accumulated other comprehensive income (loss)	25,607	(812)
Unearned compensation on restricted stock	(1,149)	—
Common stock held in treasury, at cost (18,800 shares as of December 31, 2002)	—	(334)
Total shareholders’ equity	797,480	795,875
Total liabilities and shareholders’ equity	$1,985,126	$1,982,551

See notes to consolidated financial statements.

Packaging Corporation of America
Consolidated Statements of Income

	Year Ended December 31,
	2003	2002	2001
(In thousands, except per share amounts)
Net sales	$1,735,534	$1,735,858	$1,789,956
Cost of sales	(1,437,667)	(1,411,223)	(1,374,130)
Gross profit	297,867	324,635	415,826
Selling and administrative expenses	(127,620)	(130,548)	(121,775)
Other expense, net	(27,150)	(8,069)	(4,306)
Corporate overhead	(46,241)	(40,738)	(40,290)
Income before interest, taxes, and cumulative effect of accounting change	96,856	145,280	249,455
Interest expense, net	(121,730)	(67,666)	(75,021)
Income (loss) before taxes and cumulative effect of accounting change	(24,874)	77,614	174,434
Provision for income taxes	10,516	(29,435)	(67,521)
Income (loss) before cumulative effect of accounting change	(14,358)	48,179	106,913
Cumulative effect of accounting change, net of tax	—	—	(495)
Net income (loss)	$(14,358)	$48,179	$106,418
Weighted average common shares outstanding
Basic	104,628	105,053	106,277
Diluted	104,628	107,208	108,801
Basic earnings per common share:
Income before cumulative effect of accounting change	$(0.14)	$0.46	$1.00
Cumulative effect of accounting change	—	—	—
Net income (loss) per common share	$(0.14)	$0.46	$1.00
Diluted earnings per common share:
Income before cumulative effect of accounting change	$(0.14)	$0.45	$0.98
Cumulative effect of accounting change	—	—	—
Net income (loss) per common share	$(0.14)	$0.45	$0.98

See notes to consolidated financial statements.

Packaging Corporation of America
Consolidated Statements of Changes in Shareholders’ Equity
For the Period January 1, 2001 through December 31, 2003

	Common Stock		Treasury Stock		Unearned Compensation on Restricted	Additional Paid In	Accumulated Other Comprehensive	Retained	Total Shareholders’
(In thousands except share data)	Shares	Amount	Shares	Amount	Stock	Capital	Income (Loss)	Earnings	Equity
Balance at January 1, 2001	106,248,138	$1,062	(27,470)	$(314)	$—	$512,208	$—	$174,468	$687,424
Net income	—	—	—	—	—	—	—	106,418	106,418
Loss on derivatives:
Loss on derivatives, net of $2,143 income taxes	—	—	—	—	—	—	(3,329)	—	(3,329)
Less: reclassification adjustment, net of ($233) income taxes	—	—	—	—	—	—	362	—	362
Total comprehensive income, net of tax									103,451
Exercise of stock options	1,669,735	17	—	—	—	17,270	—	—	17,287
Common stock (repurchases)/retirement, net	(2,347,670)	(23)	24,470	258	—	(38,563)	—	—	(38,328)
Balance at December 31, 2001	105,570,203	$1,056	(3,000)	$(56)	$—	$490,915	$(2,967)	$280,886	$769,834
Net income	—	—	—	—	—	—	—	48,179	48,179
Gain on derivatives, net of $1,388 income taxes	—	—	—	—	—	—	2,156	—	2,156
Foreign currency translation adjustment	—	—	—	—	—	—	(1)	—	(1)
Total comprehensive income, net of tax									50,334
Exercise of stock options	811,791	8	—	—	—	8,686	—	—	8,694
Common stock (repurchases)/retirement, net	(1,871,900)	(19)	(15,800)	(278)	—	(32,690)	—	—	(32,987)
Balance at December 31, 2002	104,510,094	$1,045	(18,800)	$(334)	$—	$466,911	$(812)	$329,065	$795,875
Net income (loss)	—	—	—	—	—	—	—	(14,358)	(14,358)
Settlement of Treasury lock	—	—	—	—	—	—	26,965	—	26,965
Amortization of Treasury lock	—	—	—	—	—	—	(1,381)	—	(1,381)
Gain on derivatives, net of $523 income taxes	—	—	—	—	—	—	811	—	811
Foreign currency translation adjustment	—	—	—	—	—	—	24	—	24
Total comprehensive income, net of tax									12,061
Exercise of stock options	2,071,029	21	—	—	—	22,674	—	—	22,695
Common stock (repurchases)/retirement, net	(1,003,500)	(10)	18,800	334	—	(17,841)	—	—	(17,517)
Common stock dividends	—	—	—	—	—	—	—	(15,838)	(15,838)
Restricted stock grant	73,500	—	—	—	(1,353)	1,353	—	—	—
Amortization of unearned compensation	—	—	—	—	204	—	—	—	204
Balance at December 31, 2003	105,651,123	$1,056	—	$—	$(1,149)	$473,097	$25,607	$298,869	$797,480

See notes to consolidated financial statements.

Packaging Corporation of America
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2003	2002	2001
(In thousands)
Cash Flows from Operating Activities:
Net income (loss)	$(14,358)	$48,179	$106,418
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	156,669	149,380	141,516
Amortization of financing costs	2,153	4,033	4,851
Cumulative effect of accounting change	—	—	495
Loss-early debt extinguishment	76,887	—	609
Deferred income taxes	(10,202)	35,663	46,354
Loss on disposal of property, plant and equipment	4,520	5,519	2,240
Pension and postemployment benefits	1,946	2,324	1,996
Tax benefit associated with stock option exercises	11,057	4,212	9,562
Other, net	(3,047)	364	(6)
Changes in components of working capital:
(Increase) decrease in current assets—
Accounts receivable	(15,105)	(5,592)	47,077
Inventories	(5,507)	9,624	(9,821)
Prepaid expenses and other	3,961	(6,194)	(6,285)
Increase (decrease) in current liabilities—
Accounts payable	25,095	(8,074)	(21,910)
Accrued liabilities	10,808	578	(8,799)
Net cash provided by operating activities	244,877	240,016	314,297
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(113,216)	(107,404)	(131,158)
Additions to long term assets	(1,910)	(5,027)	(3,467)
Acquisition of businesses	(3,819)	—	(4,827)
Proceeds from disposals of property, plant and equipment	1,016	2,806	4,570
Net cash used for investing activities	(117,929)	(109,625)	(134,882)
Cash Flows from Financing Activities:
Proceeds from long-term debt issued	595,964	—	—
Payments on long-term debt	(696,425)	(53,046)	(74,239)
Financing costs paid	(6,856)	—	—
Proceeds from settlement of Treasury lock	26,965	—	—
Repurchases of common stock	(17,517)	(32,987)	(38,328)
Issuance of common stock upon exercise of stock options	11,638	4,482	7,725
Net cash used for financing activities	(86,231)	(81,551)	(104,842)
Net increase in cash and cash equivalents	40,717	48,840	74,573
Cash and cash equivalents, beginning of period	131,305	82,465	7,892
Cash and cash equivalents, end of period	$172,022	$131,305	$82,465

See notes to consolidated financial statements.

Packaging Corporation of America
Notes to Consolidated Financial Statements
December 31, 2003

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

On April 12, 1999, Pactiv Corporation sold its containerboard and corrugated products business to PCA, an entity formed by Madison Dearborn Partners, LLC, a private equity investment firm, in January 1999. The business was sold for $2.2 billion, consisting of $246.5 million in cash and the assumption of $1,760.0 million of debt incurred by Pactiv immediately prior to the contribution. Pactiv retained a 45% common equity interest, or 193,500 shares, in PCA valued at $193.5 million. PCA Holdings, LLC, an entity organized and controlled by Madison Dearborn, acquired the remaining 55% common equity interest, or 236,500 shares, in PCA for $236.5 million in cash, which was used to finance in part the transactions. Because significant veto rights were retained by Pactiv, the carryover basis of accounting was used and no goodwill was recognized. Fees of $23.8 million were incurred as part of the Transactions and were recorded as a charge to shareholders’ equity.

The share amounts discussed above are prior to a 220-for-1 stock split which occurred in October 1999. Including the effect of the 220-for-1 split, Pactiv received 42,570,000 shares and PCA Holdings, LLC received 52,030,000 shares.

On August 25, 1999, PCA Holdings, LLC and Pactiv agreed that the acquisition consideration should be reduced as a result of a post-closing price adjustment by $20.0 million. On September 23, 1999, Pactiv paid PCA $20.7 million, representing the $20.0 million adjustment and $0.7 million of interest through the date of payment by Pactiv.

The Company is comprised of mills and corrugated products operations. The mill operations (the “Mills”) consist of two kraft linerboard mills located in Counce, Tennessee, and Valdosta, Georgia, and two medium mills located in Filer City, Michigan, and Tomahawk, Wisconsin. The Company leases the cutting rights to approximately 115,000 acres of timberland as of December 31, 2003. The Mills transfer the majority of their output to PCA’s corrugated products operations (“Corrugated”).

PCA’s corrugated manufacturing operations consist of 66 corrugated products plants, with 40 operating as combining operations, or corrugated plants, and 26 as sheet plants; a technical and development center; five graphic design centers; a rotogravure printing operation and a complement of packaging supplies and distribution centers. All plants are located in North America. Corrugated plants combine linerboard and medium (primarily from PCA’s mills) into sheets that are converted into corrugated shipping containers, point-of-sale graphics packaging, point-of-purchase displays and other specialized packaging. Sheet plants purchase sheets primarily from PCA corrugated products plants to use in the finished corrugated products converting process. The corrugated products manufacturing plants sell to diverse customers primarily in North America.

As of December 31, 2003, we had approximately 7,900 employees. Approximately 2,100 of these employees were salaried and approximately 5,800 were hourly. Approximately 75% of our hourly

Packaging Corporation of America
Notes to Consolidated Financial Statements (Continued)
December 31, 2003

1.   BASIS OF PRESENTATION AND NATURE OF BUSINESS (Continued)

employees are represented by unions. Our unionized employees are represented primarily by the Paper, Allied Industrial, Chemical, Energy Workers International Union, the International Association of Machinists, the Graphic Communications International Union and the United Steel Workers of America (USWA).

The contract for our unionized mill employees at our Valdosta, Georgia kraft linerboard mill expired in September 2003 and we are currently operating under the expired contract. Contracts for unionized mill employees at our three remaining containerboard mills expire between October 2005 and June 2007. Contracts for unionized converting plant employees expire between June 2004 and August 2009. We are currently in negotiations to renew or extend any union contracts that have recently expired or are expiring in the near future.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation

The accompanying consolidated financial statements of Packaging Corporation of America include all majority-owned subsidiaries. All intercompany transactions have been eliminated. The Company has one joint venture that is carried under the equity method.

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

Packaging Corporation of America
Notes to Consolidated Financial Statements (Continued)
December 31, 2003

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Inventories

Raw materials, work in process and finished goods are valued using the lower of last-in, first-out (“LIFO”) cost or market method. Supplies and materials inventories are valued using a moving average cost. All inventories are stated at the lower of cost or market. Inventories valued using the LIFO method comprised 70% and 71% of inventories at current cost at December 31, 2003 and 2002, respectively.

The components of inventories are as follows:

	December 31,
	2003	2002
(In thousands)
Raw materials	$75,801	$73,730
Work in process	4,895	5,423
Finished goods	54,260	49,306
Supplies and materials	63,922	61,571
Inventories at FIFO or average cost	198,878	190,030
Excess of FIFO or average over LIFO cost	(32,566)	(29,481)
Inventory, net	$166,312	$160,549

Property, Plant and Equipment

Property, plant and equipment are recorded at cost.

Property, plant and equipment by major classification are as follows:

	December 31,
	2003	2002
(In thousands)
Land and land improvements	$82,620	$75,175
Buildings	306,747	298,616
Machinery and equipment	2,219,462	2,147,210
Other	34,033	33,415
Property, plant and equipment, at cost	2,642,862	2,554,416
Less: Accumulated depreciation	(1,301,669)	(1,173,421)
Total	1,341,193	1,380,995
Construction in progress	31,630	27,985
Property, plant and equipment, net	$1,372,823	$1,408,980

The amount of interest capitalized related to construction in progress was approximately $0.3 million, $0.4 million and $0.9 million for the years ended December 31, 2003, 2002 and 2001, respectively.

Packaging Corporation of America
Notes to Consolidated Financial Statements (Continued)
December 31, 2003

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Intangible Assets

The Company has capitalized certain intangible assets, primarily customer lists, covenants not to compete, and goodwill, based on their estimated fair value at the date of acquisition. Amortization is provided for customer lists on a straight-line basis over periods ranging from 10 to 15 years. Covenants not to compete are amortized on a straight-line basis over the terms of the respective agreements. Goodwill, which amounted to $2.3 million and $1.8 million as of December 31, 2003 and 2002, respectively, is not being amortized but is subject to annual impairment tests in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” beginning January 1, 2002. Goodwill amortization was not material during the year ended December 31, 2001.

Other Long-Term Assets

PCA has capitalized certain costs related to obtaining its financing. These costs are amortized to interest expense using the effective interest rate method over the terms of the senior credit facility and senior notes, which range from five years to ten years. Unamortized deferred financing costs were $4.6 million and $19.2 million as of December 31, 2003 and 2002, respectively.

PCA currently leases the cutting rights to approximately 115,000 acres of timberland and capitalizes the annual lease payments and reforestation costs associated with these leases. These costs are recorded as depletion when timber is harvested and used in PCA’s business operations or sold to customers. Capitalized long-term lease costs were $18.9 million and $21.0 million as of December 31, 2003 and 2002, respectively.

PCA also capitalizes certain costs related to the purchase and development of software which is used in its business operations. The costs attributable to these software systems are amortized over their estimated useful lives based on various factors such as the effects of obsolescence, technology and other economic factors. Capitalized software costs were $7.3 million and $11.8 million as of December 31, 2003 and 2002, respectively.

Packaging Corporation of America
Notes to Consolidated Financial Statements (Continued)
December 31, 2003

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Revenue Recognition

The Company recognizes revenue as title to the products is transferred to customers. Shipping and handling costs are included in cost of sales. Shipping and handling billings to a customer in a sales transaction are included in revenue. In addition, the Company offers volume rebates to some of its customers. The total cost of these programs is estimated and accrued as a reduction to revenue at the time of the respective sale.

Research and Development

Research and development costs are expensed as incurred. The amount charged to expense was $6.1 million, $6.7 million, and $5.5 million for the years ended December 31, 2003, 2002 and 2001, respectively.

Freight Trades

PCA regularly trades containerboard with other manufacturers primarily to reduce shipping costs. Containerboard trade agreements are a long standing industry practice. These agreements are entered into on an annual basis, in which both parties agree to ship an identical number of tons to each other within the agreement period. These agreements minimize transportation cost by allowing each party’s containerboard mills to ship containerboard to the other party’s closest corrugated products plant. We track each shipment to ensure that the other party’s shipments are equal during the agreement period. Such transfers are possible because containerboard is a commodity product with no distinguishing product characteristics. They are accounted for at carrying value, and sales are not recorded as the transactions are not the result of an earnings process. The transactions are recorded into inventory accounts, and no income is recorded until such inventory is converted to a finished product and sold to an end-use customer.

Packaging Corporation of America
Notes to Consolidated Financial Statements (Continued)
December 31, 2003

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Segment Information

PCA is primarily engaged in one line of business: the manufacture and sale of packaging materials, boxes and containers for industrial and consumer markets. No single customer accounts for more than 10% of total revenues. PCA’s manufacturing operations are located within the United States.

Comprehensive Income (Loss)

Comprehensive income (loss) is as follows:

	Year ended December 31,
	2003	2002	2001
(In thousands)
Net income (loss)	$(14,358)	$48,179	$106,418
Other comprehensive income (loss), net of tax
Settlement of Treasury lock, net of amortization	25,584	—	—
Unrealized gain (loss) on derivatives, net of tax	811	2,156	(2,967)
Foreign currency translation adjustment	24	(1)	—
Comprehensive income	$12,061	$50,334	$103,451

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

The Company has historically used derivative instruments to manage interest costs and the risk associated with changing interest rates. The Company’s objectives for holding derivatives are to minimize the risks using the most effective methods to eliminate or reduce the impacts of these exposures. As of December 31, 2003, the Company had no derivatives.

Derivative losses included in OCI as of December 31, 2002, were reclassified into earnings over the lives of the collar agreements, through June 30, 2003.

On June 12, 2003, PCA entered into two interest rate protection agreements with a counterparty to lock in then current interest rates on 5-year and 10-year U.S. Treasury notes. PCA entered into these

Packaging Corporation of America
Notes to Consolidated Financial Statements (Continued)
December 31, 2003

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

agreements to protect it against increases in the five-year U.S. Treasury note rate, which served as a reference in determining the interest rate applicable to the five-year notes due 2008, and the ten-year U.S. Treasury note rate, which served as a reference in determining the interest rate applicable to the ten-year notes due 2013. As a result of increases in the interest rates on the five-year U.S. Treasury notes and ten-year U.S. Treasury notes, PCA received a payment of approximately $27.0 million from the counterparty upon settlement of the agreements, which occurred on July 21, 2003. PCA recorded the settlement in Accumulated Other Comprehensive Income (Loss) and will amortize this amount against interest expense over the respective lives of the notes.

New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which is effective for fiscal years beginning after June 15, 2002. The Statement requires legal obligations associated with the retirement of long-lived assets to be recognized at their fair value at the time that the obligations are incurred. Upon initial recognition of a liability, that cost should be capitalized as part of the related long-lived asset and allocated to expense over the useful life of the asset. Certain of the Company’s leased facilities have indeterminate lives because they are expected to remain in operation for the foreseeable future. The Company currently has no plans or estimates of when it will move out of any of its leased facilities and historically has renewed its leases. There are no components within the leased facilities that are retired that have any associated retirement obligations. Consequently, the asset retirement obligation related to these facilities cannot be reasonably estimated. The adoption of SFAS No. 143 on January 1, 2003, did not have a material impact on the Company’s financial statements.

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

In November 2002, the FASB issued FASB Interpretation (“FIN”) No. 45, “Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This Interpretation does not prescribe a specific approach for subsequently measuring the guarantor’s recognized liability over the term of the related guarantee. This Interpretation also incorporates, without change, the guidance in FIN No. 34, “Disclosure of Indirect Guarantees of Indebtedness of Others,” which is being superseded. See Note 6 for disclosures regarding letters of credit.

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (FIN 46). In

Packaging Corporation of America
Notes to Consolidated Financial Statements (Continued)
December 31, 2003

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

December 2003, the FASB modified FIN 46 to make certain technical corrections and address certain implementation issues that had arisen. FIN 46 provides a new framework for identifying variable interest entities (VIEs) and determining when a company should include the assets, liabilities, noncontrolling interests and results of activities of a VIE in its consolidated financial statements. FIN 46 was effective immediately for VIEs created after January 31, 2003. The provisions of FIN 46, as revised, were adopted as of December 31, 2003, for the Company’s  interests in all VIEs. Adoption of FIN 46 did not have a significant impact on the Company’s financial statements.

Stock-Based Compensation

PCA entered into management equity agreements in June 1999 with 125 of its management-level employees. These agreements provide for the grant of options to purchase up to an aggregate of 6,576,460 shares of PCA’s common stock at $4.55 per share, the same price per share at which PCA Holdings, LLC purchased common stock in the Transactions. The agreement called for these options to vest ratably over a five-year period, or, upon completion of an initial public offering, vest fully with contractual restrictions on transfer for a period of up to 18 months following completion of the offering. The options vested with the initial public offering in January 2000, and the restriction period ended August 2001.

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

During 2003, the Company granted 73,500 shares of non-vested stock to certain of its employees, the fair value of which was approximately $1.3 million at date of grant. These shares vest over a three to four year period. The Company will recognize compensation expense associated with these shares ratably over their vesting periods.

Packaging Corporation of America
Notes to Consolidated Financial Statements (Continued)
December 31, 2003

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

A summary of the Company’s stock option activity, and related information for the years ended December 31, 2003, 2002 and 2001 follows:

	Options	Weighted-Average Exercise Price
Balance, January 1, 2001	7,204,202	$5.62
Granted	953,350	15.45
Exercised	(1,662,475)	4.59
Forfeited	(16,634)	11.18
Balance, December 31, 2001	6,478,443	$7.31
Granted	871,000	19.55
Exercised	(811,791)	5.52
Forfeited	(63,550)	15.44
Balance, December 31, 2002	6,474,102	$9.10
Granted	754,850	18.35
Exercised	(2,071,029)	5.62
Forfeited	(31,375)	16.42
Balance, December 31, 2003	5,126,548	$11.83

The following table summarizes information for options outstanding and exercisable at December 31, 2003:

	Options Outstanding				Options Exercisable
Range of Exercise Price	Number	Year Granted	Weighted- Average Remaining Life	Weighted-Average Exercise Price	Number	Weighted- Average Exercise Price
$4.55	1,977,965	1999	5.4	$4.55	1,977,965	$4.55
$10.44-$12.00	750,872	2000	6.4	11.93	512,622	11.94
$13.38-$15.50	806,586	2001	7.5	15.46	370,661	15.42
$19.55-$19.59	839,275	2002	8.4	19.55	222,293	19.55
$17.59-$18.36	751,850	2003	9.5	18.34	21,000	17.59
	5,126,548			$10.74	3,104,541	$8.23

Packaging Corporation of America
Notes to Consolidated Financial Statements (Continued)
December 31, 2003

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

As permitted by SFAS No. 123, “Accounting for Stock-Based Compensation” and amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” the Company has elected to account for its stock option plan under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and adopt the disclosure only provisions of SFAS No. 123 and SFAS No. 148. Under APB No. 25, no compensation costs are recognized because the number of options is fixed and the option exercise price is equal to the fair market price of the common stock on the date of the grant. Under SFAS No. 123, stock options are valued at the grant date using the Black-Scholes valuation model and compensation costs are recognized ratably over the vesting period. Had stock options been accounted for using the fair value method as recommended in SFAS No. 123, compensation expense would have had the following pro forma effect on our net income and earnings per share for the years ended December 31, 2003, 2002 and 2001.

	Year Ended December 31,
	2003	2002	2001
Net income (loss) available to common shareholders—as reported	$(14,358)	$48,179	$106,418
Add: Amortization of unearned compensation on restricted stock, net of tax	123	—	—
Less: Stock-based compensation expense determined using fair value method, net of tax	(3,194)	(2,315)	(1,399)
Net income (loss)—pro forma	$(17,429)	$45,864	$105,019
Basic earnings (loss) per common share—as reported	$(0.14)	$0.46	$1.00
Diluted earnings (loss) per common share—as reported	$(0.14)	$0.45	$0.98
Basic earnings (loss) per common share—pro forma	$(0.17)	$0.44	$0.99
Diluted earnings (loss) per common share—pro forma	$(0.17)	$0.43	$0.97

Black-Scholes option-pricing model assumptions and fair value for these options are shown in the following table:

	Year of Grant
	2003	2002	2001
Actuarial assumptions
Risk-free interest rate (%)	3.34	4.85	5.67
Expected life (years)	5	5	5
Volatility (%)	31.80	33.80	37.50
Dividend yield (%)	0.00	0.00	0.00
Weighted-average fair value ($)	6.22	7.45	6.52

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

Packaging Corporation of America
Notes to Consolidated Financial Statements (Continued)
December 31, 2003

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

Reclassifications

Prior year’s financial statements have been reclassified where appropriate to conform with current year presentation.

In accordance with SFAS No. 145, the early extinguishment of debt previously classified as extraordinary for the years 2000 ($18,358,000 pre-tax and $11,060,000 after-tax) and 2001 ($1,000,000 pre-tax and $609,000 after-tax) in PCA’s Annual Report on Form 10-K for the year ended December 31, 2002, was reclassified to interest expense and provision for income taxes.

3.   EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted income per common share for the periods presented.

	Year Ended December 31,
	2003	2002	2001
(In thousands, except per share data)
Numerator:
Net income (loss)	$(14,358)	$48,179	$106,418
Denominator:
Basic common shares outstanding	104,628	105,053	106,277
Effect of dilutive securities:
Stock options	—	2,155	2,524
Non-vested stock	—	—	—
Dilutive common shares outstanding	104,628	107,208	108,801
Basic income (loss) per common share	$(0.14)	$0.46	$1.00
Diluted income (loss) per common share	$(0.14)	$0.45	$0.98

In 2003, if the effect of options and non-vested stock had been dilution, it would have increased dilutive common shares outstanding by 1,701,000 shares.

Packaging Corporation of America
Notes to Consolidated Financial Statements (Continued)
December 31, 2003

4.   ACCRUED LIABILITIES

The components of accrued liabilities are as follows:

	December 31,
	2003	2002
(In thousands)
Employee benefits, including incentives, pension and thrift	$28,023	$24,800
Medical insurance and workers’ compensation	18,988	16,573
Vacation and holiday pay	12,532	12,191
Franchise and property taxes	9,316	8,518
Customer volume discounts and rebates	9,208	9,805
Payroll and payroll taxes	4,430	7,778
Other	7,282	4,878
Total	$89,779	$84,543

5.   EMPLOYEE BENEFIT PLANS AND OTHER POSTRETIREMENT BENEFITS

In connection with the Transactions, PCA and Pactiv entered into a human resources agreement which, among other items, granted PCA employees continued participation in the Pactiv pension plan for a period of up to five years following the closing of the Transactions for an agreed upon fee. For salaried employees, PCA paid Pactiv $4.0 million in the first and second years, $6.0 million in the third year, $8.0 million in the fourth year, and will pay $10.0 million in the fifth year following the closing date of the Transactions. For hourly employees, PCA paid Pactiv $1.2 million per year through December 31, 2000 and then $4.5 million per year for two additional years, ending on December 31, 2002. The fees paid to Pactiv are expensed ratably throughout the year.

Effective January 1, 2003, PCA adopted a mirror-image pension plan for eligible hourly employees to succeed the Pactiv pension plan in which PCA had participated though December 31, 2002. The new PCA pension plan for hourly employees recognizes service earned under both the new PCA plan and the prior Pactiv plan. Benefits earned under the PCA plan are reduced by retirement benefits earned under the Pactiv plan through December 31, 2002. All assets and liabilities associated with benefits earned through December 31, 2002 for hourly employees and retirees of PCA were retained by the Pactiv plan. PCA intends to adopt its own retirement plan sometime in the future with respect to its salaried employees currently participating in the Pactiv pension plan with such participation scheduled to expire on April 11, 2004.

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
December 31, 2003

5.   EMPLOYEE BENEFIT PLANS AND OTHER POSTRETIREMENT BENEFITS (Continued)

benefits for PCA employees who had retired on or before the closing date of the Transactions on April 12, 1999 or who were eligible to retire within two years of that date. On January 1, 2003, the Company adopted a new plan design for salaried employees incorporating annual dollar caps in determining the maximum amount of employer contributions made towards the total cost of postretirement medical coverage.

The following table summarizes activity of the Company’s pension plan in accordance with SFAS No. 87, “Employers’ Accounting for Pension Plans” and postretirement benefit plans in accordance with SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other than Pensions.”

	Pension Plan	Postretirement Plans
(In thousands)	2003	2003	2002	2001
Change in Benefit Obligation
Benefit obligation at beginning of period	$—	$5,790	$7,703	$5,276
Service cost	5,150	680	1,107	855
Interest cost	478	387	553	406
Plan amendments	7,086	53	105	132
Actuarial loss (gain)	(491)	1,109	(95)	1,038
Participant contributions	—	97	82	—
Benefits paid	10	(244)	(270)	(4)
Benefit obligation at September 30	$12,233	$7,872	$9,185	$7,703
Accumulated benefit obligation portion of above	$7,707
Change in Fair Value of Plan Assets
Plan assets at fair value at beginning of period	$—	$—	$—	$—
Actual return on plan assets	—	—	—	—
Company contributions	40	287	154	—
Participant contributions	—	130	74	—
Benefits paid	(10)	(417)	(228)	—
Fair value of plan assets at September 30	$30	$—	$—	$—
Development of Net Amount Recognized
Funded status at September 30	$(12,203)	$(7,872)	$(9,185)	$(7,703)
Fourth quarter contributions	50	63	—	—
Unrecognized costs:
Prior service cost	6,669	(5,196)	215	121
Actuarial loss (gain)	(471)	4,363	889	938
Accrued benefit recognized at December 31	$(5,955)	$(8,642)	$(8,081)	$(6,644)
Components of the above amount:
Accrued benefit (liability)	$(7,677)	$(8,642)	$(8,081)	$(6,644)
Intangible asset	1,722	—	—	—
Accrued benefit recognized at December 31	$(5,955)	$(8,642)	$(8,081)	$(6,644)
Weighted-Average Assumptions Used to Determine Benefit Obligations at December 31
Discount rate	6.25%	6.25%	6.75%	7.25%
Rate of compensation increase	N/A	N/A	N/A	N/A
Weighted-Average Assumptions Used to Determine Net Periodic Benefit Cost for the Years Ended December 31
Discount rate	6.75%	6.75%	7.25%	7.50%
Expected return on plan assets	8.50%	N/A	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A	N/A

Packaging Corporation of America
Notes to Consolidated Financial Statements (Continued)
December 31, 2003

5.   EMPLOYEE BENEFIT PLANS AND OTHER POSTRETIREMENT BENEFITS (Continued)

No pay-related benefits are provided under the hourly pension plan. PCA uses a September 30 measurement date for all of its benefit plans.

PCA will contribute $9.3 million to the pension plan in 2004 for plan years 2003 and 2004.

	Pension Plan	Postretirement Plans
(In thousands)	2003	2003	2002	2001
Components of Net Periodic Benefit Cost
Service cost for benefits earned during the year	$5,150	$680	$1,107	$855
Interest cost on accumulated benefit obligation	478	387	553	406
Net amortization of unrecognized amounts	417	(260)	35	3
Net periodic benefit cost	$6,045	$807	$1,695	$1,264

In determining net pension and other postretirement benefit costs, we have elected to amortize net gains and losses and prior service cost on a straight-line basis over the average remaining service period of employees expected to receive benefits under the plans.

As of September 30, 2003, the Company assumed health care cost trend rates for its postretirement benefit plans of 10.50% for 2004, 9.50% for 2005, 8.00% for 2006, 7.00% for 2007, 6.00% for 2008 and 5.00% for 2009 thereafter. As of September 30, 2002, the Company assumed health care cost trend rates of 11.00% for 2003, 10.50% for 2004, 9.50% for 2005, 8.00% for 2006, 7.00% for 2007, 6.00% for 2008, and 5.00% for 2009 and thereafter. As of September 30, 2001, the Company assumed health care cost trend rates of 9.50% for 2002 and 2003, 8.00% for 2004, 7.00% for 2005, 6.00% for 2006, and 5.00% for 2007 and thereafter.

Increasing the assumed health care cost trend rate by one percentage point would increase the 2003 postretirement benefit obligation by approximately $0.9 million and would increase the net postretirement benefit cost by approximately $0.2 million.

On February 1, 2000, the Company adopted two defined contribution benefit plans that cover all full-time salaried employees and certain hourly employees at several of the Company’s facilities. Employees can make voluntary contributions in accordance with the provisions of their respective plan. The Company expensed $7.0 million, $6.9 million and $6.7 million for employer contributions during the years ended December 31, 2003, 2002 and 2001, respectively.

Packaging Corporation of America
Notes to Consolidated Financial Statements (Continued)
December 31, 2003

6.   DEBT

A summary of debt is set forth in the following table:

	December 31,
	2003	2002
(In thousands)
Senior credit facility—
Term Loan A, effective interest rate of 3.15% as of December 31, 2002	$—	$54,618
Term Loan B, effective interest rate of 3.40% as of December 31, 2002	—	24,382
Term Loan, effective interest rate of 2.44% as of December 31, 2003, due in varying annual installments beginning July 21, 2006 through 2008	39,000	—
Receivables credit facility, effective interest rate of 1.51% and 1.78% as of December 31, 2003 and December 31, 2002, respectively, due October 10, 2006	109,000	113,000
Senior subordinated notes, interest at 9.625% payable semi-annually, due April 1, 2009, callable beginning April 1, 2004 at 104.8125%	3,617	550,000
Senior notes, net of discount, interest at 4.375% payable semi-annually, due August 1, 2008	149,384	—
Senior notes, net of discount, interest at 5.750% payable semi-annually, due August 1, 2013.	396,743	—
Other	217	213
Total	697,961	742,213
Less: Current portion	112,763	113,094
Total long-term debt	$585,198	$629,119

On June 23, 2003, PCA launched a tender offer for any and all of its outstanding $550.0 million aggregate principal amount of 9 5/8% senior subordinated notes due 2009. In connection with the tender offer, PCA also solicited consents to adopt amendments to the indenture under which the 9 5/8% notes were issued to eliminate substantially all of the restrictive covenants and several of the event of default provisions contained in the indenture. The consent solicitation expired on July 7, 2003 and the tender offer expired on July 21, 2003. Holders of approximately $546.3 million, or 99.3%, in aggregate principal amount of the 9 5/8% notes consented to the proposed amendments and tendered their notes in the tender offer.

On July 7, 2003, PCA repaid all borrowings under its then-existing senior secured credit facility. This facility was replaced with a new senior unsecured credit facility that provides for a new $100.0 million revolving credit facility, including a $35.0 million subfacility for letters of credit, and a new $50.0 million term loan. The new senior credit facility closed on July 21, 2003, and it expires in 2008.

On July 21, 2003, PCA closed its offering and private placement of $150.0 million of 4 3/8% five-year senior notes and $400.0 million of 5 3/4% ten-year senior notes. On July 22, 2003, PCA used the net proceeds from the offering, together with the borrowings under the new senior credit facility and cash

Packaging Corporation of America
Notes to Consolidated Financial Statements (Continued)
December 31, 2003

6.   DEBT (Continued)

on hand, to repurchase $546.4 million, or 99.3%, of its outstanding 9 5/8% senior subordinated notes that were validly tendered and accepted for payment in the tender offer that expired at midnight on July 21, 2003. As a result of these transactions, PCA recorded a one-time charge of approximately $76.6 million ($46.7 million after-tax) in the third quarter. The $76.6 million charge includes the tender offer premium of $55.9 million and a $17.4 million non-cash charge for the write-off of deferred financing fees due to the early extinguishment of debt, both included in interest expense, and fees and expenses of $3.3 million, included in corporate overhead. The remaining senior subordinated notes are callable beginning on April 1, 2004 at 104.8125%. On March 1, 2004, PCA delivered an irrevocable notice to the trustee to redeem these notes on April 1, 2004.

The new instruments governing PCA’s indebtedness contain covenants that limit the ability of PCA and its subsidiaries to enter into sale and leaseback transactions, incur liens, enter into certain transactions with affiliates, or merge or consolidate with any other person or sell or otherwise dispose of all or substantially all of the assets of the Company. They also require PCA to comply with certain financial covenants, including the ratio of earnings before interest, taxes, depreciation and amortization (EBITDA) to interest expense, the ratio of debt to total capitalization, and minimum net worth levels. A failure to comply with these restrictions could lead to an event of default, which could result in an acceleration of such indebtedness. At December 31, 2003 the Company was in compliance with these covenants.

Additional information regarding PCA’s variable rate debt is shown below:

	Weighted-Average Reference Interest Rate		Applicable Margin
	December 31,		December 31,
	2003	2002	2003	2002
LIBOR based debt:
Senior credit facility
Term Loan A	—%	1.40%	—%	1.75%
Term Loan B	—%	1.40%	—%	2.00%
Term Loan	1.19%	—%	1.25%	—%
Commercial paper based debt:
Receivables credit facility	1.11%	1.40%	0.40%	0.38%

Since April 12, 1999, PCA has made debt prepayments totaling approximately $1,067.0 million using excess cash and proceeds from the sale of certain timberlands to permanently reduce its borrowings under the term loans. As a result of these prepayments, PCA recorded a charge of $1.0 million ($0.6 million after tax) as an early extinguishment of debt for the year ended December 31, 2001. No quarterly installments will be required under any of the term loans until July 21, 2005.

As of December 31, 2003, annual principal payments for debt during the next five years are: $112.8 million (2004), $0.1 million (2005), $9.0 million (2006), $10.0 million (2007), $170.0 million (2008), and $400.0 million (2009 and thereafter).

Interest payments in connection with the Company’s debt obligations for the years ended December 31, 2003, 2002 and 2001 amounted to $104.5 million, $66.0 million, and $73.6 million,

Packaging Corporation of America
Notes to Consolidated Financial Statements (Continued)
December 31, 2003

6.   DEBT (Continued)

respectively. Included in the $104.5 million in interest paid for 2003 is the tender offer premium of $55.9 million paid in connection with the July 2003 tender offer.

On November 29, 2000, the Company established an on-balance sheet securitization program for its trade accounts receivable. To effectuate this program, the Company formed a wholly owned limited purpose subsidiary, Packaging Credit Company, LLC (“PCC”), which in turn formed a wholly owned, bankruptcy-remote, special-purpose subsidiary, Packaging Receivables Company, LLC (“PRC”), for the purpose of acquiring receivables from PCC. Both of these entities are included in the consolidated financial statements of the Company. Under this program, PCC purchases on an ongoing basis substantially all of the receivables of the Company and sells such receivables to PRC. PRC and lenders established a $150.0 million receivables-backed revolving credit facility (“Receivables Credit Facility”) through which PRC obtains funds to purchase receivables from PCC. The receivables purchased by PRC are and will be solely the property of PRC. In the event of liquidation of PRC, the creditors of PRC would be entitled to satisfy their claims from PRC’s assets prior to any distribution to PCC or the Company. Credit available under the receivables credit facility is on a borrowing-base formula. As a result, the full amount of the facility may not be available at all times. At December 31, 2003, $109.0 million was outstanding and $41.0 million was available for additional borrowing under the receivables credit facility. The highest outstanding principal balance under the receivables credit facility during fiscal 2003 was $113.0 million. On October 10, 2003, PCA renewed the receivables credit facility for an additional three-year term. This facility will terminate on October 10, 2006.

A summary of the Company’s drawings under credit facilities as of December 31, 2003 follows:

	Term	Commitments	Utilized	Available
(In thousands)
Receivables credit facility	2006	$150,000	$109,000	$41,000
Senior revolving credit facility	2008	100,000	—	100,000
		$250,000	$109,000	$141,000

PCA is required to pay commitment fees on the unused portions of the credit facilities.

A summary of the Company’s letters of credit is set forth in the following table:

	December 31,
	2003	2002
(In thousands)
Workers’ compensation	$13,775	$11,775
Environmental	1,272	1,431
Management equity loans	600	2,065
Equipment leases	—	1,329
Total	$15,647	$16,600

The letter of credit related to the management equity loans guaranteed bank financing to enable some members of PCA’s management to purchase equity under the management equity agreements discussed in Note 8, Shareholders’ Equity. The letter of credit expires in June of 2004.

Packaging Corporation of America
Notes to Consolidated Financial Statements (Continued)
December 31, 2003

6.   DEBT (Continued)

The remaining letters of credit guarantee payment by PCA of various environmental obligations, including landfills and solid waste programs, and workers’ compensation.

7.   FINANCIAL INSTRUMENTS

The carrying and estimated fair values of PCA’s financial instruments at December 31, 2003 and 2002 were as follows:

	2003		2002
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Short-term assets	$363,247	$363,247	$307,021	$307,021
Short-term liabilities	(126,924)	(126,924)	(85,807)	(85,807)
Long-term debt—
Senior credit facility	(39,000)	(39,000)	(79,000)	(79,000)
9.625% senior subordinated notes	(3,617)	(3,791)	(550,000)	(594,000)
4.375% five-year senior notes	(149,384)	(149,850)	—	—
5.750% ten-year senior notes	(396,743)	(403,840)	—	—
Receivables credit facility	(109,000)	(109,000)	(113,000)	(113,000)
Other	(217)	(217)	(213)	(213)
Interest rate collars	—	—	(1,422)	(1,422)

Short-Term Assets and Liabilities

The fair value of cash and cash equivalents, accounts receivable, notes receivable and accounts payable approximate their carrying amounts due to the short-term nature of these financial instruments.

Long-Term Debt

The fair value of the senior credit facility and the receivables credit facility approximates their carrying amount due to the variable interest-rate feature of the instruments. The fair value of the senior subordinated notes and the senior notes are based on quoted market prices. The fair values of the remaining debt were considered to be the same as or were not determined to be materially different from the carrying amounts.

Interest Rate Collars

The fair values of the interest rate collars are the amounts at which they could be settled and are estimated by obtaining quotes from banks.

8.   SHAREHOLDERS’ EQUITY

In June 1999, PCA entered into management equity agreements with 125 of its management-level employees. Under these agreements, PCA Holdings, LLC and Pactiv Corporation sold 3,132,800 shares of common stock to 113 of these employees at $4.55 per share. The stock purchased under the management

Packaging Corporation of America
Notes to Consolidated Financial Statements (Continued)
December 31, 2003

8.   SHAREHOLDERS’ EQUITY (Continued)

equity agreements was subject to vesting. As of August 2001, the stock was fully vested. The management equity agreements also provide for the grant of options (see Note 2).

On May 16, 2001, the Company announced a $100.0 million common stock repurchase program. PCA may to continue to repurchase shares from time to time. Through December 31, 2003, the Company repurchased 5,195,600 shares of common stock for approximately $88.8 million. All repurchased shares were retired prior to December 31, 2003.

The Company’s share repurchases were as follows:

Time Period	Number of Shares	Average Price Per Share	Total Cost
			(In thousands)
First Quarter	—	$—	$—
Second Quarter	222,900	15.55	3,465
Third Quarter	1,589,800	16.75	26,634
Fourth Quarter	510,500	16.12	8,229
Total 2001	2,323,200	$16.50	$38,328
First Quarter	385,100	$17.54	$6,754
Second Quarter	120,100	19.61	2,355
Third Quarter	1,078,700	17.37	18,735
Fourth Quarter	303,800	16.93	5,143
Total 2002	1,887,700	$17.47	$32,987
First Quarter	215,400	16.90	3,641
Second Quarter	769,300	18.04	13,876
Third Quater	—	—	—
Fourth Quarter	—	—	—
Total 2003	984,700	$17.79	17,517
Total Program To Date	5,195,600	$17.10	$88,832

On October 13, 2003, PCA announced its intentions to begin paying a quarterly cash dividend of $0.15 per share, or $0.60 per share annually, on its common stock. The first quarterly dividend of $0.15 per share was paid on January 15, 2004 to shareholders of record as of December 15, 2003.

9.   COMMITMENTS AND CONTINGENCIES

Capital Commitments

The Company had authorized capital expenditures of approximately $37.5 million and $31.3 million as of December 31, 2003 and 2002, respectively, in connection with the expansion and replacement of existing facilities and equipment.

Packaging Corporation of America
Notes to Consolidated Financial Statements (Continued)
December 31, 2003

9.   COMMITMENTS AND CONTINGENCIES (Continued)

Operating Leases

The Company leases space for certain of its facilities under long-term leases. The Company also leases equipment, primarily vehicles and rolling stock, and other assets under long-term leases of a duration generally of three years. The minimum lease payments under non-cancelable operating leases with lease terms in excess of one year are as follows:

(In thousands)
2004	$19,532
2005	15,970
2006	10,671
2007	5,861
2008	2,721
Thereafter	31,872
Total	$86,627

Commitments under capital leases were not significant to the accompanying financial statements. Total lease expense for the years ended December 31, 2003, 2002 and 2001 was $31.6 million, $31.0 million and $28.8 million, respectively. These costs are included in cost of goods sold and selling and administrative expenses.

Purchase Commitments

The Company has entered into various minimum purchase agreements to buy energy over periods ranging from one to two years at fixed prices. Total purchase commitments over the next two years are as follows:

(In thousands)
2004	$17,175
2005	4,135
Total	$21,310

These purchase agreements are not marked to market. The Company purchased approximately $19.3 million during the year ended December 31, 2003, $24.4 million during the year ended December 31, 2002, and $18.8 million during the year ended December 31, 2001 under these purchase agreements.

Litigation

On May 14, 1999, PCA was named as a defendant in two Consolidated Class Action Complaints which alleged a civil violation of Section 1 of the Sherman Act. The suits, then captioned Winoff Industries, Inc. v. Stone Container Corporation, MDL No. 1261 (E.D. Pa.) and General Refractories Co. v. Gaylord Container Corporation, MDL No. 1261 (E.D. Pa.), name PCA as a defendant based solely on the allegation that PCA is successor to the interests of Tenneco Packaging Inc. and Tenneco Inc., both of which were also named as defendants in the suits, along with nine other linerboard and corrugated sheet manufacturers. The

Packaging Corporation of America
Notes to Consolidated Financial Statements (Continued)
December 31, 2003

9.   COMMITMENTS AND CONTINGENCIES (Continued)

complaints allege that the defendants, during the period October 1, 1993 through November 30, 1995, conspired to limit the supply of linerboard, and that the purpose and effect of the alleged conspiracy was to artificially increase prices of corrugated containers and corrugated sheets, respectively. On November 3, 2003, Pactiv (formerly known as Tenneco Packaging), Tenneco and PCA entered into an agreement to settle the class action lawsuits. The settlement agreement, which is subject to court approval, provides for a full release of all claims against PCA as a result of the class action lawsuits. A hearing is set for March 2004 regarding the settlement. Approximately 160 plaintiffs opted out of the class and together filed about ten direct action complaints in various federal courts across the country. All of the opt-out complaints make allegations against the defendants, including PCA, substantially similar to those made in the class actions. The settlement agreement does not cover these direct action cases. These actions have almost all been consolidated as In re Linerboard, MDL 1261 (E.D. Pa.) for pretrial purposes. Fact discovery is proceeding and is currently set to close September 30, 2004. As of the date of this filing, we believe it is not reasonably possible that the outcome of this litigation will have a material adverse effect on its financial position or results of operations.

PCA is also party to various legal actions arising in the ordinary course of business. These legal actions cover a broad variety of claims spanning our entire business. As of the date of this filing, we believe it is not reasonably possible that the resolution of these legal actions will, individually or in the aggregate, have a material adverse effect on its financial position or results of operations.

Environmental Liabilities

The Company accounts for its retirement obligations related to its landfills under SFAS No. 143, “Accounting for Asset Retirement Obligations,” which became effective for fiscal years beginning after June 15, 2002. The Statement requires legal obligations associated with the retirement of long-lived assets to be recognized at their fair value at the time that the obligations are incurred. Upon initial recognition of a liability, that cost should be capitalized as part of the related long-lived asset and allocated to expense over the useful life of the asset. The adoption of SFAS No. 143 on January 1, 2003 did not have a material impact on the Company’s financial statements.

The potential costs for various environmental matters are uncertain due to such factors as the unknown magnitude of possible cleanup costs, the complexity and evolving nature of governmental laws and regulations and their interpretations, and the timing, varying costs and effectiveness of alternative cleanup technologies. From January 1994 through December 2003, remediation costs at our mills and converting plants totaled about $3.1 million. As of December 31, 2003, we maintained an environmental reserve of $4.3 million, which includes funds relating to onsite landfills and surface impoundments as well as on-going and anticipated remedial projects. Total capital costs for environmental matters, including Cluster Rule compliance, were $16.5 million for 2003. Liabilities recorded for environmental contingencies are estimates of the probable costs based upon available information and assumptions. Because of these uncertainties, however, PCA’s estimates may change. As of this filing, we believe that it is not reasonably possible that future environmental expenditures above the $4.3 million accrued as of December 31, 2003 will have a material impact on our financial condition and results of operations.

Packaging Corporation of America
Notes to Consolidated Financial Statements (Continued)
December 31, 2003

9.   COMMITMENTS AND CONTINGENCIES (Continued)

In connection with the sale to PCA of the containerboard and corrugated products business of Pactiv Corporation in April 1999, Pactiv agreed to retain all liability for all former facilities and all sites associated with pre-closing offsite waste disposal. Pactiv also retained environmental liability for a closed landfill located near the Filer City mill.

10.   INCOME TAXES

Following is an analysis of the components of consolidated income tax expense (benefit):

(In thousands)	2003	2002	2001
Current—
U.S.	$(282)	$(7,526)	$17,467
State and local	(32)	1,298	3,700
Total current provision (benefit) for taxes	(314)	(6,228)	21,167
Deferred—
U.S.	(9,224)	32,159	40,793
State and local	(978)	3,504	5,561
Total deferred provision for taxes	(10,202)	35,663	46,354
Total provision (benefit) for taxes	$(10,516)	$29,435	$67,521

The effective tax rate varies from the U.S. Federal statutory tax rate principally due to the following:

(In thousands)	2003	2002	2001
Provision computed at U.S. Federal statutory rate of 35%	$(8,711)	$27,165	$61,053
State and local taxes, net of federal benefit	(1,018)	3,221	7,297
Other	(787)	(951)	(829)
Total	$(10,516)	$29,435	$67,521

Packaging Corporation of America
Notes to Consolidated Financial Statements (Continued)
December 31, 2003

10.   INCOME TAXES (Continued)

The components of the deferred tax assets (liabilities) were as follows:

	December 31,
(In thousands)	2003	2002
Current deferred taxes—
Accrued liabilities	$8,610	$2,444
Employee benefits and compensation	8,744	8,467
Reserve for doubtful accounts	2,796	3,056
Inventory	5,401	3,669
Pensions and postretirement benefits	4,152	1,748
Total current deferred taxes	$29,703	$19,384
Noncurrent deferred taxes—
Pension and postretirement benefits	$2,827	$2,053
Excess of financial reporting over tax basis in plant and equipment	(287,574)	(254,659)
Accrued liabilities	(5,961)	2,013
Asset for alternative minimum tax credits	16,796	8,664
Derivatives	(147)	557
Net operating loss carryforwards	43,110	—
Total noncurrent deferred taxes	$(230,949)	$(241,372)

Cash payments for income taxes were $0.9 million, $1.2 million and $23.4 million for the years ended December 31, 2003, 2002 and 2001, respectively. As of December 31, 2003 and 2002, the Company had available for income tax purposes approximately $16.8 million and $8.7 million, respectively, in alternative minimum tax credits which may be used to offset future taxable income. As of December 31, 2003, the Company had available approximately $100.2 million in net operating loss carryforwards which will expire in 2023.

11.   RELATED PARTY TRANSACTIONS

PCA owns a 33 1/3% interest in Southern Timber Venture, LLC (“STV”). At December 31, 2003, PCA had not guaranteed the debt of STV and has no future funding requirements. The Company’s investment recorded on its balance sheet at December 31, 2003 is zero. In March 2002, PCA received a $2.3 million dividend ($1.4 million after-tax) and in October 2003, PCA received a $1.2 million dividend ($0.7 million after-tax) from Southern Timber Venture, LLC.

PCA purchases pulpwood from STV in accordance with the terms of a fiber supply agreement between the two companies which expires December 31, 2017. The price of pulpwood in this agreement is based upon the fair market value of pulpwood and will be adjusted annually for any changes in market value beginning January 2003. PCA purchased $19.3 million, $19.8 million and $19.7 million of pulpwood for its Counce, Tennessee and Valdosta, Georgia mills from STV during the years ended December 31 2003, 2002, and 2001, respectively.

Packaging Corporation of America
Notes to Consolidated Financial Statements (Continued)
December 31, 2003

11.   RELATED PARTY TRANSACTIONS (Continued)

As Pactiv Corporation sold its remaining interest in PCA during the first half of 2001, it is no longer considered a related party. PCA’s sales to Pactiv Corporation, which includes both containerboard and corrugated products, are included in the accompanying consolidated financial statements. The net sales to Pactiv Corporation for the year ended December 31, 2001 were $92.9 million. The accounts receivable relating to these sales as of December 31, 2001 were $9.3 million.

PCA and Pactiv entered into a facility use agreement which provides for PCA’s use of a portion of Pactiv’s headquarters located in Lake Forest, Illinois and certain building and business services through January 2005. PCA paid Pactiv $1.6 million, $2.0 million and $1.8 million for the years ended December 31, 2003, 2002 and 2001, respectively

12.   ACQUISITIONS

On May 25, 2001, PCA International, Inc. a wholly owned subsidiary of PCA, was formed to acquire the assets of Sunbelt Packaging Services, Inc. for approximately $4.8 million. The transaction was completed on June 1, 2001. The purchase method of accounting was used to account for the acquisition. Sales and total assets of the acquisition were not material.

On April 25, 2003, Dixie Container Corporation of Ohio, a wholly owned subsidiary of PCA, acquired the assets of a corrugated products facility located in Fairfield, Ohio, for approximately $3.1 million. The transaction was completed on May 1, 2003. The purchase method of accounting was used to account for the acquisition. Sales and total assets of the acquisition were not material.

Packaging Corporation of America
Notes to Consolidated Financial Statements (Continued)
December 31, 2003

13.   SUMMARIZED COMBINED FINANCIAL INFORMATION ABOUT GUARANTOR SUBSIDIARIES

The following is summarized aggregated financial information for Packaging Credit Company, LLC, Dixie Container Corporation, PCA International, Inc., PCA International Services, LLC, Tomahawk Power LLC and PCA Hydro, Inc., each of which was a wholly-owned subsidiary of PCA and included in the Company’s consolidated financial statements. Each of these subsidiaries fully, unconditionally, jointly and severally guaranteed the remaining balance of $3.6 million in senior subordinated notes issued by PCA. Separate financial statements of the guarantor subsidiaries are not presented because, in the opinion of management, such financial statements are not material to investors. Financial information for Packaging Receivables Company, LLC, Packaging Corporation of Illinois, PCAI de Mexico S. de R.L. de C.V., and PCAI Services de Mexico S. de R.L. de C.V. are reflected as non-guarantor subsidiaries.

(In thousands)	PCA	Guarantor Subs	Non-Guarantor Subs	Eliminations	Total
December 31, 2003
Current assets	$367,000	$152,433	200,430	$(152,786)	$567,077
Non-current assets	1,581,473	210,482	—	(373,906)	1,418,049
Total assets	1,948,473	362,915	200,430	(526,692)	1,985,126
Current liabilities	366,889	65,971	109,223	(199,106)	342,977
Non-current liabilities	844,327	342	—	—	844,669
Total liabilities	1,211,216	66,313	109,223	(199,106)	1,187,646
Net assets	$737,257	$296,602	$91,207	$(327,586)	$797,480
December 31, 2002
Current assets	$337,266	$72,503	$186,029	$(86,244)	$509,554
Non-current assets	1,615,362	171,254	23	(313,642)	1,472,997
Total assets	1,952,628	243,757	186,052	(399,886)	1,982,551
Current liabilities	305,458	3,607	113,183	(125,442)	296,806
Non-current liabilities	889,483	387	—	—	889,870
Total liabilities	1,194,941	3,994	113,183	(125,442)	1,186,676
Net assets	$757,687	$239,763	$72,869	$(274,444)	$795,875
Year ended December 31, 2003
Net sales	$1,726,148	$9,386	$802	$(802)	$1,735,534
Pre-tax profit	(61,040)	58,006	3,180	(25,020)	(24,874)
Net income	(36,368)	34,067	3,166	(15,223)	(14,358)
Year ended December 31, 2002
Net sales	$1,727,884	$7,974	$—	$—	$1,735,858
Pre-tax profit	44,481	80,694	141	(47,702)	77,614
Net income	28,087	48,946	141	(28,995)	48,179
Year ended December 31, 2001
Net sales	$1,784,765	$5,191	$—	$—	$1,789,956
Pre-tax profit	145,458	76,620	6,138	(52,782)	175,434
Net income	92,739	41,167	6,138	(33,625)	106,418

Packaging Corporation of America
Notes to Consolidated Financial Statements (Continued)
December 31, 2003

13.     SUMMARIZED COMBINED FINANCIAL INFORMATION ABOUT GUARANTOR SUBSIDIARIES (Continued)

(in thousands)	PCA	Guarantor Subs	Non-Guarantor Subs	Eliminations	Total
Year ended December 31, 2003
Operating Activities:
Net income, excl. factoring activity	$(10,781)	$(1,732)	$(1,845)	$—	$(14,358)
Factoring activity	(25,589)	35,801	5,011	(15,223)	—
Net income	(36,370)	34,069	3,166	(15,223)	(14,358)

Affiliated activity	30,586	(31,625)	1,039	—	—
Other, net	264,818	18,250	(15,285)	(8,548)	259,235
Cash from operating activities	259,034	20,694	(11,080)	(23,771)	244,877

Cash used for investing activities	(114,782)	(3,147)	—	—	(117,929)
Financing Activities:
Proceeds from long-term debt issued	595,964	—	—		595,964
Payments on long-term debt	(692,425)	—	(4,000)	—	(696,425)
Capital contributions	(21,347)	(17,504)	38,851	—	—
Subsidiary dividends to parent	—	—	(23,771)	23,771	—
Other	14,230	—	—	—	14,230
Cash used for financing activities	(103,578)	(17,504)	11,080	23,771	(86,231)

Net increase in cash	40,674	43	—	—	40,717
Cash, beginning of period	131,272	33	—	—	131,305
Cash, end of period	$171,946	$76	$—	$—	$172,022
Year ended December 31, 2002
Operating Activities:
Net income, excl. factoring activity	$54,010	$(744)	$5,087	$—	$48,179
Factoring activity	(25,923)	49,690	5,228	(28,995)	—
Net income	28,087	48,946	141	(28,995)	48,179

Affiliated activity	24,666	(24,666)	—	—	—
Other, net	190,732	15,756	4,674	(19,325)	191,837
Cash from operating activities	243,485	40,036	4,815	(48,320)	240,016

Cash used for investing activities	(109,536)	(89)	—	—	(109,625)
Financing Activities:
Payments on long-term debt	(40,046)	—	(13,000)	—	(53,046)
Capital contributions	(16,591)	(39,914)	56,505	—	—
Subsidiary dividends to parent	—	—	(48,320)	48,320	—
Other	(28,505)	—	—	—	(28,505)
Cash used for financing activities	(85,142)	(39,914)	(4,815)	48,320	(81,551)

Net increase in cash	48,807	33	—	—	48,840
Cash, beginning of period	82,465	—	—	—	82,465
Cash, end of period	$131,272	$33	$—	$—	$131,305
Year ended December 31, 2001
Operating Activities:
Net income, excl. factoring activity	$113,820	$(320)	$(7,082)	$—	$106,418
Factoring activity	(21,081)	41,486	13,220	(33,625)	—
Net income	92,739	41,166	6,138	(33,625)	106,418

Affiliated activity	31,088	(31,088)	—	—	—
Other, net	175,401	32,819	16,679	(17,020)	207,879
Cash from operating activities	299,228	42,897	22,817	(50,645)	314,297

Cash used for investing activities	(129,776)	(5,106)	—	—	(134,882)
Financing Activities:
Payments on long-term debt	(58,239)	—	(16,000)	—	(74,239)
Capital contributions	(6,037)	(37,791)	43,828		—
Subsidiary dividends to parent	—	—	(50,645)	50,645	—
Other	(30,603)	—	—	—	(30,603)
Cash used for financing activities	(94,879)	(37,791)	(22,817)	50,645	(104,842)

Net increase in cash	74,573	—	—	—	74,573
Cash, beginning of period	7,892	—	—	—	7,892
Cash, end of period	$82,465	$—	$—	$—	$82,465

Packaging Corporation of America
Notes to Consolidated Financial Statements (Continued)
December 31, 2003

14.   SUBSEQUENT EVENT

On December 12, 2003, Packaging Corporation of Illinois, a wholly owned subsidiary of PCA, was formed to acquire the assets of Acorn Corrugated Box Co. for approximately $38.0 million. The transaction was completed on February 10, 2004. The purchase method of accounting was used to account for the acquisition. Sales and total assets of the acquisition were not material.

On March 4, 2004, the Company announced a quarterly dividend of $0.15 per common share payable to shareholders of record as of March 15, 2004 with a payment date of April 15, 2004.

15.   QUARTERLY FINANCIAL DATA (UNAUDITED)

	Fiscal Quarter
(In thousands, except per share amounts)	First	Second	Third	Fourth	Total
2003:
Net sales	$423,268	$436,470	$444,599	$431,197	$1,735,534
Income before interest and taxes	27,482	33,315	29,527	6,532	96,856
Net income (loss)	7,127	10,674	(32,336)	177	(14,358)
Basic earnings (loss) per share	0.07	0.10	(0.31)	0.00	(0.14)
Diluted earnings (loss) per share	0.07	0.10	(0.31)	0.00	(0.14)
Stock price—high	19.23	19.20	20.80	22.11	22.11
Stock price—low	16.28	17.23	17.84	18.85	16.28
2002:
Net sales	$414,706	$447,390	$455,570	$418,192	$1,735,858
Income before interest and taxes	33,170	36,560	40,035	35,515	145,280
Net income	9,626	11,595	14,598	12,360	48,179
Basic earnings per share	0.09	0.11	0.14	0.12	0.46
Diluted earnings per share	0.09	0.11	0.14	0.12	0.45
Stock price—high	19.88	21.10	19.85	18.60	21.10
Stock price—low	16.45	18.81	16.27	16.20	16.20
2001:
Net sales	$454,666	$466,964	$455,214	$413,112	$1,789,956
Income before interest, taxes, and cumulative effect of accounting change	65,960	69,554	65,364	48,577	249,455
Net income	27,619	31,259	29,154	18,386	106,418
Basic earnings per share	0.26	0.29	0.27	0.17	1.00
Diluted earnings per share	0.25	0.29	0.27	0.17	0.98
Stock price—high	16.50	16.98	20.70	18.64	20.70
Stock price—low	12.65	12.85	14.75	14.23	12.65

Note: The sum of the quarters may not equal the total of the respective year’s earnings per share on either a basic or diluted basis due to changes in the weighted average shares outstanding throughout the year.

For the three months ended December 31, 2003, net income available to common shareholders was reduced by $9.8 million or $0.09 per share due to the settlement with Pactiv Corporation of several benefit cost related matters dating back to April 12, 1999 when PCA became a stand-alone company.

Packaging Corporation of America
Notes to Consolidated Financial Statements (Continued)
December 31, 2003

15.   QUARTERLY FINANCIAL DATA (UNAUDITED) (Continued)

For the three months ended September 30, 2003, net income available to common shareholders was reduced by $46.7 million after tax, or $0.44 per basic and diluted share, due to PCA’s debt refinancing.

For the three months ended March 31, 2001, net income available to common shareholders was reduced by $0.5 million, or $0.00 per basic and diluted share, due to the impact of the adoption of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” on January 1, 2001.