Form 10-Q
period 2004-03-31
PACKAGING CORP OF AMERICA
filed 2004-05-06
CIK 75677

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13(a) OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2004

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

As of May 3, 2004, the Registrant had outstanding 106,205,235 shares of common stock, par value $0.01 per share.

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

Packaging Corporation of America

Condensed Consolidated Balance Sheets

	March 31, 2004	December 31, 2003
	(unaudited)
(In thousands, except share and per share amounts)
Assets
Current assets:
Cash and cash equivalents	$87,589	$172,022
Accounts and notes receivable, net of allowance for doubtful accounts of $5,065 and $5,303 as of March 31, 2004 and December 31, 2003, respectively	188,866	191,405
Inventories	164,017	166,312
Prepaid expenses and other current assets	18,241	7,635
Deferred income taxes	24,196	29,703
Total current assets	482,909	567,077
Property, plant and equipment, net	1,384,409	1,372,823
Goodwill and other intangible assets, net of accumulated amortization of $2,361 and $2,079 as of March 31, 2004 and December 31, 2003, respectively	19,992	5,495
Other long-term assets	38,918	39,731
Total assets	$1,926,228	$1,985,126
Liabilities and shareholders’ equity
Current liabilities:
Short-term debt and current maturities of long-term debt	$109,099	$112,763
Accounts payable	123,964	126,924
Accrued interest	5,046	13,511
Accrued liabilities	72,953	89,779
Total current liabilities	311,062	342,977
Long-term liabilities:
Long-term debt	585,457	585,198
Deferred income taxes	218,264	230,949
Other liabilities	30,695	28,522
Total long-term liabilities	834,416	844,669
Shareholders’ equity:
Common stock (par value $.01 per share, 300,000,000 shares authorized, 106,159,767 shares and 105,651,123 shares issued as of March 31, 2004 and December 31, 2003, respectively)	1,062	1,056
Additional paid in capital	479,888	473,097
Retained earnings	276,123	298,869
Accumulated other comprehensive income:
Unrealized gain on derivatives, net	24,806	25,584
Cumulative foreign currency translation adjustment	28	23
Total accumulated other comprehensive income	24,834	25,607
Unearned compensation on restricted stock	(1,157)	(1,149)
Total shareholders’ equity	780,750	797,480
Total liabilities and shareholders’ equity	$1,926,228	$1,985,126

See notes to condensed consolidated financial statements.

Packaging Corporation of America
Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended March 31,
	2004	2003
(In thousands, except per share amounts)
Net sales	$431,267	$423,268
Cost of sales	(391,051)	(351,103)
Gross profit	40,216	72,165
Selling and administrative expenses	(32,258)	(31,833)
Corporate overhead	(10,283)	(10,179)
Other expense, net	(1,286)	(2,671)
Income (loss) before interest and taxes	(3,611)	27,482
Interest expense, net	(7,403)	(15,768)
Income (loss) before taxes	(11,014)	11,714
(Provision) benefit for income taxes	4,178	(4,587)
Net income (loss)	$(6,836)	$7,127
Weighted average common shares outstanding:
Basic	105,845	104,580
Diluted	105,845	106,427
Net income (loss) per common share:
Basic	$(0.06)	$0.07
Diluted	$(0.06)	$0.07
Dividends declared per common share	$0.15	$—

See notes to condensed consolidated financial statements.

Packaging Corporation of America
Condensed Consolidated Statements of Cash Flow
(unaudited)

	Three Months Ended March 31,
	2004	2003
(In thousands)
Cash Flows from Operating Activities:
Net income (loss)	$(6,836)	$7,127
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	38,775	38,107
Amortization of financing costs	171	853
Loss on extinguishment of debt	174	—
Deferred income tax provision	(7,178)	11,146
Loss on disposals of property, plant and equipment	1,022	411
Pension and postretirement benefits	2,387	1,803
Other, net	(341)	(663)
Tax benefit associated with employee stock option exercises	2,978	1,458
Changes in components of working capital:
(Increase) decrease in current assets—
Accounts receivable	4,394	(14,365)
Inventories	6,259	(1,044)
Prepaid expenses and other	(10,474)	(13,243)
Increase (decrease) in current liabilities—
Accounts payable	(5,838)	10,704
Accrued liabilities	(26,802)	(3,599)
Net cash provided by (used for) operating activities	(1,309)	38,695
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(29,161)	(22,785)
Acquisition of business	(37,917)	—
Additions to long term assets	(1,317)	(1,181)
Proceeds from disposals of property, plant and equipment	1,262	102
Net cash used for investing activities	(67,133)	(23,864)
Cash Flows from Financing Activities:
Payments on long-term debt	(3,875)	(4,024)
Dividends paid	(15,839)	—
Repurchases of common stock	—	(3,640)
Issuance of common stock upon exercise of stock options	3,723	1,543
Net cash used for financing activities	(15,991)	(6,121)
Net increase (decrease) in cash and cash equivalents	(84,433)	8,710
Cash and cash equivalents, beginning of period	172,022	131,305
Cash and cash equivalents, end of period	$87,589	$140,015

See notes to condensed consolidated financial statements.

Packaging Corporation of America
Notes to Condensed Consolidated Financial Statements
(unaudited)
March 31, 2004

1.  Basis of Presentation

The consolidated financial statements as of March 31, 2004 and 2003 of Packaging Corporation of America (“PCA” or the “Company”) are unaudited but include all adjustments (consisting only of normal recurring adjustments) that management considers necessary for a fair presentation of such financial statements. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with Article 10 of SEC Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. Operating results during the period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the period ending December 31, 2004. These consolidated financial statements should be read in conjunction with PCA’s annual report on Form 10-K for the year ended December 31, 2003.

2.  Summary of Accounting Policies

Basis of Consolidation

The accompanying condensed consolidated financial statements of PCA include all wholly-owned subsidiaries. All intercompany transactions have been eliminated. The Company has one joint venture that is accounted for under the equity method.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts in the financial statements and the accompanying notes. Actual results could differ from those estimates.

Revenue Recognition

The Company recognizes revenue as title to the products is transferred to customers. Shipping and handling billings to a customer in a sales transaction are included in revenue. Shipping and handling costs are included in cost of sales. The Company offers volume rebates to some of its customers. The total cost of these programs is estimated and accrued as a reduction to revenue at the time of the respective sale.

Segment Information

PCA is primarily engaged in one line of business: the manufacture and sale of packaging materials, boxes and containers for industrial and consumer markets. No single customer accounts for more than 10% of total revenues. PCA’s manufacturing operations are located within the United States.

Packaging Corporation of America
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
March 31, 2004

2.  Summary of Accounting Policies (Continued)

Comprehensive Income (Loss)

Comprehensive income (loss) is as follows:

	Three months ended March 31,
	2004	2003
(In thousands)
Net income (loss)	$(6,836)	$7,127
Other comprehensive income (loss), net of tax
Amortization of Treasury lock	778	—
Unrealized gain on derivatives, net of tax	—	396
Foreign currency translation adjustment	(5)	1
Comprehensive income (loss)	$(6,063)	$7,524

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

In October 1999, the Company adopted a long-term equity incentive plan, which provides for grants of stock options, stock appreciation rights (SARs), non-vested stock and performance awards to directors, officers and employees of PCA, as well as others who engage in services for PCA. Option awards granted to officers and employees vest ratably over a four-year period, whereas option awards granted to directors vest immediately. Under the plan, which will terminate on June 1, 2009, up to 4,400,000 shares of common stock are available for issuance under the long-term equity incentive plan.

Packaging Corporation of America
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
March 31, 2004

2.  Summary of Accounting Policies (Continued)

During 2003, the Company began granting shares of non-vested stock to certain of its employees and directors. Non-vested share awards granted to officers and employees vest over a three to four year period, whereas non-vested share awards granted to directors vest over a six-month period. The Company will recognize compensation costs associated with these shares ratably over their vesting periods. A summary of the Company’s non-vested share activity follows:

(in thousands)	Shares	Fair Value at Date of Grant
Balance, January 1, 2003	—	$—
Granted	73,500	1,354
Balance, December 31, 2003	73,500	1,354
Granted	4,500	97
Balance, March 31, 2004	78,000	$1,451

As permitted by SFAS No. 123, “Accounting for Stock-Based Compensation” and amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” the Company has elected to account for its stock option plan under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and adopt the disclosure only provisions of SFAS No. 123 and SFAS No. 148. Under APB No. 25, no compensation costs are recognized because the number of options is fixed and the option exercise price is equal to the fair market price of the common stock on the date of the grant. Under SFAS No. 123, stock options are valued at the grant date using the Black-Scholes valuation model and compensation costs are recognized ratably over the vesting period. Had stock options been accounted for using the fair value method as recommended by SFAS No. 123, compensation expense would have had the following pro forma effect on our net income (loss) and earnings (loss) per share for the periods presented:

	Three months ended March 31,
(in thousands, except per share amounts)	2004	2003
Net income (loss)—as reported	$(6,836)	$7,127
Add: Amortization of unearned compensation on restricted stock, net of tax	55	—
Less: Stock-based compensation expense determined using fair value method, net of tax	(884)	(741)
Net income (loss)—pro forma	$(7,665)	$6,386
Basic earnings (loss) per common share—as reported	$(0.06)	$0.07
Diluted earnings (loss) per common share—as reported	$(0.06)	$0.07

Basic earnings (loss) per common share—pro forma	$(0.07)	$0.06
Diluted earnings (loss) per common share—pro forma	$(0.07)	$0.06

Packaging Corporation of America
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
March 31, 2004

2.  Summary of Accounting Policies (Continued)

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

3.  Earnings Per Share

The following table sets forth the computation of basic and diluted income (loss) per common share for the periods presented.

	Three Months Ended March 31,
	2004	2003
(In thousands, except per share data)
Numerator:
Net income (loss)	$(6,836)	$7,127
Denominator:
Basic common shares outstanding	105,845	104,580
Effect of dilutive securities:
Nonvested stock	—	—
Stock options	—	1,847
Dilutive common shares outstanding	105,845	106,427
Basic income (loss) per common share	$(0.06)	$0.07
Diluted income (loss) per common share	$(0.06)	$0.07

During the first quarter of 2004, if the effect of nonvested stock and options had been dilutive, it would have increased dilutive common shares outstanding by 1.4 million shares.

Packaging Corporation of America
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
March 31, 2004

4.  Inventories

The components of inventories are as follows:

	March 31, 2004	December 31, 2003
		(audited)
(In thousands)
Raw materials	$86,078	$75,801
Work in progress	5,890	4,895
Finished goods	49,693	54,260
Supplies and materials	62,398	63,922
Inventories at FIFO cost	204,059	198,878
Excess of FIFO over LIFO cost	(40,042)	(32,566)
Inventories, net	$164,017	$166,312

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

5.  Goodwill and Other Intangible Assets

Goodwill

Changes in the carrying amount of goodwill for the period ended March 31, 2004 are as follows:

(In thousands)
Balance as of December 31, 2003.	$2,286
Acquisition of Acorn Corrugated Box Co.	13,921
Other	(92)
Total	$16,115

Packaging Corporation of America
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
March 31, 2004

5.  Goodwill and Other Intangible Assets (Continued)

Other Intangible Assets

The components of other intangible assets are as follows:

	As of March 31, 2004		As of December 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
(In thousands)
Amortized intangible assets:
Covenants not to compete	$2,466	$1,134	$1,391	$887
Customer lists	1,560	1,227	1,560	1,192
Total	4,026	2,361	2,951	2,079
Unamortized intangible assets:
Intangible pension asset	2,212	—	2,337	—
Total other intangible assets	$6,238	$2,361	$5,288	$2,079

6.  Letters of Credit

A summary of the Company’s letters of credit is set forth in the following table:

	March 31, 2004	December 31, 2003
(In thousands)		(audited)
Workers’ compensation	$18,573	$13,775
Environmental	1,272	1,272
Management equity loans.	600	600
Total	$20,445	$15,647

The letter of credit related to the management equity loans guaranteed bank financing to enable certain members of PCA’s management to purchase equity under the management equity agreements discussed in Note 8, Shareholders’ Equity from PCA’s 2003 Annual Report on Form 10-K. The letter of credit expires in August of 2004.

The remaining letters of credit guarantee payment by PCA of workers’ compensation and various environmental obligations, including landfills and solid waste programs.

Packaging Corporation of America
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
March 31, 2004

7.  Debt

A summary of debt is set forth in the following table:

	March 31	December 31,
(In thousands)	2004	2003
		(audited)
Senior credit facility—
Term Loan, effective interest rate of 2.38% and 2.44% as of March 31, 2004 and December 31, 2003, respectively, due in varying annual installments beginning July 21, 2006 through 2008	$39,000	$39,000
Receivables credit facility, effective interest rate of 1.49% and 1.51% as of March 31, 2004 and December 31, 2003, respectively, due October 10, 2006	109,000	109,000
Senior notes, net of discount, interest at 4.375% payable semi-annually, due August 1, 2008	149,419	149,384
Senior notes, net of discount, interest at 5.750% payable semi-annually, due August 1, 2013.	396,829	396,743
Senior subordinated notes, interest at 9.625% payable semi-annually, due April 1, 2009	—	3,617
Other	308	217
Total	694,556	697,961
Less: current portion	109,099	112,763
Total long-term debt	$585,457	$585,198

On March 1, 2004, PCA delivered an irrevocable notice to the trustee to redeem the 9 5/8% senior subordinated notes on April 1, 2004. PCA delivered funds totaling $3.8 million, including $0.2 million for early redemption fees, to the trustee on March 31, 2004 for the redemption. On April 1, 2004, the trustee redeemed the senior subordinated notes.

8.  Employee Benefit Plans and Other Postretirement Benefits

For the quarters ended March 31, 2004 and 2003, net pension and postretirement costs were comprised of the following:

	Pension Plan		Postretirement Plans
	Three Months Ended March 31,
(In thousands)	2004	2003	2004	2003
Components of Net Periodic Benefit Cost
Service cost for benefits earned during the year	$1,483	$1,288	$209	$170
Interest cost on accumulated benefit obligation	191	119	122	97
Expected return on assets	(1)	—	—	—
Net amortization of unrecognized amounts	104	104	(52)	(65)
Net periodic benefit cost	$1,777	$1,511	$279	$202

Packaging Corporation of America
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
March 31, 2004

8.  Employee Benefit Plans and Other Postretirement Benefits (Continued)

The Company makes pension plan contributions to the extent such contributions are mandatory, actuarially determined and tax deductible. The Company expects to contribute $9.3 million to the pension plan in 2004.

9.  Acquisition

On December 12, 2003, Packaging Corporation of Illinois, a wholly owned subsidiary of PCA, was formed to acquire the assets of Acorn Corrugated Box Co. (“Acorn”) for approximately $37.9 million. The acquisition of Acorn expands PCA’s capabilities in high quality graphics packaging and displays and increases PCA’s presence in the Chicago market. The transaction was completed on February 10, 2004. The purchase price allocation is preliminary as the Company is awaiting appraisals (primarily fixed assets and intangible assets) to finalize this allocation. Sales and total assets of the acquisition were not material. Operating results of the acquisition subsequent to February 10, 2004 are included in the Company’s first quarter 2004 operating results.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Packaging Corporation of America, or PCA, is the sixth largest producer of containerboard and corrugated products in the United States, based on production capacity. Approximately 80% of the containerboard tons produced at our mills is consumed in our corrugated products manufacturing plants. The remaining 20% is sold to domestic customers or the export market. Besides containerboard, we produce a wide variety of products ranging from basic corrugated shipping containers to specialized packaging such as wax-coated boxes for the agriculture industry. We also have multi-color printing capabilities to make high-impact graphics boxes and displays that offer our customers more attractive packaging. Our operating facilities and customers are located primarily in the United States.

Results of Operations

The historical results of operations of PCA are set forth below:

	For the Three Months Ended March 31,
(In thousands)	2004	2003	Change
Net sales	$431,267	$423,268	$7,999
Operating income (loss)	$(3,611)	$27,482	$(31,093)
Interest expense	(7,403)	(15,768)	8,365
Income (loss) before taxes	(11,014)	11,714	(22,728)
(Provision) benefit for income taxes	4,178	(4,587)	8,765
Net income (loss)	$(6,836)	$7,127	$(13,963)

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

Net Sales

Net sales increased by $8.0 million, or 1.9%, for the three months ended March 31, 2004 from the comparable period in 2003. The increase was the result of increased sales volumes of corrugated products and containerboard to external third parties which was partially offset by lower pricing.

Total corrugated products volume sold increased 6.7% to 7.3 billion square feet for the three months ended March 31, 2004 from the same period in 2003. On a comparable shipments-per-workday basis, corrugated products volume was up 6.7% from the first quarter of 2003. The percentage increase in volume on a total and shipments-per-workday basis is the same since the first quarter of both 2003 and 2004 contained 63 workdays. Shipments-per-workday is calculated by dividing our total corrugated products volume during the quarter by the number of workdays within the quarter. Containerboard volume to external domestic and export customers increased 21.4% for the three months ended March 31, 2004 from the three months ended March 31, 2003. Containerboard mill production for the three months ended March 31, 2004 was 547,000 tons compared to 531,000 tons in the same period in 2003.

Income Before Interest and Taxes (Operating Income)

Operating income decreased by $31.1 million, or 113.1%, for the three months ended March 31, 2004 compared to the three months ended March 31, 2003. The decrease was primarily attributable to lower sales prices ($29.0 million) and increases in costs of recycled fiber ($2.6 million), medical insurance ($2.0 million), wood fiber ($1.6 million), energy ($1.5 million), and labor ($1.5 million). These income reduction items were partially offset by increased sales volume.

Gross profit decreased $31.9 million, or 44.3%, for the three months ended March 31, 2004 from the comparable period in 2003. Gross profit as a percentage of sales declined from 17.0% of sales to 9.3% of sales in the current quarter due primarily to the decreased sales prices and increased operating costs described previously.

Selling and administrative expenses increased $0.4 million, or 1.3%, for the three months ended March 31, 2004 compared to the same period in 2003. The increase was primarily the result of higher warehousing costs ($0.3 million) due to increased customer requirements.

Other expense, net, decreased $1.4 million, or 51.9% for the three months ended March 31, 2004 compared to the three months ended March 31, 2003 as a result of a reduction in losses on disposals of fixed assets ($0.5 million), a credit received related to prior years’ property insurance coverage ($0.5 million) and several special charges in 2003 which were individually insignificant.

Corporate overhead increased by $0.1 million, or 1.0%, for the three months ended March 31, 2004 from the comparable period in 2003.

Interest Expense and Income Taxes

Interest expense decreased by $8.4 million, or 53.1%, for the three months ended March 31, 2004 from the three months ended March 31, 2003, primarily as a result of the Company’s July 2003 debt refinancing, and lower debt levels.

PCA’s effective tax rate was 37.9% for the three months ended March 31, 2004 and 39.2% for the comparable period in 2003. The effective tax rate varies from the U.S. federal statutory tax rate of 35% principally due to the impact of state and local income taxes and a deduction for extraterritorial income exclusion.

Liquidity and Capital Resources

The following table presents a summary of our cash flows for the periods presented:

	For the Three Months Ended March 31,
(In thousands)	2004	2003	Change
Net cash provided by (used for):
Operating activities	$(1,309)	$38,695	$(40,004)
Investing activities	(67,133)	(23,864)	(43,269)
Financing activities	(15,991)	(6,121)	(9,870)
Net increase (decrease) in cash	$(84,433)	$8,710	$(93,143)

Operating Activities

Cash flow provided by operating activities for the three months ended March 31, 2004 was $(1.3) million, a decrease of $40.0 million, or 103.4%, from the comparable period in 2003. The decrease was the result of lower net income as previously described and decreased deferred income taxes as a result of recording a deferred tax asset related to the 2004 net operating loss, as well as higher working capital requirements of $10.9 million. The higher working capital requirements were driven by a $15.6 million payment of interest on PCA’s senior notes in February 2004, which in prior years occurred in April for PCA’s 9 5/8% senior subordinated notes, and a $13.0 million payment to Pactiv in January 2004 for a fourth quarter 2003 negotiated settlement of pension benefits and workers’ compensation liabilities dating back to April 12, 1999, the date Tenneco Packaging (now known as Pactiv) sold us to PCA Holdings, LLC. This payment was accrued in the fourth quarter of 2003. These items were partially offset by lower balances of accounts receivable in 2004 related to the lower pricing previously described and lower inventory levels in 2004 related to strong first quarter 2004 sales volumes.

Investing Activities

Net cash used for investing activities for the three months ended March 31, 2004 increased $43.3 million, or 181.3%, to $67.1 million, compared to the three months ended March 31, 2003. The increase was primarily related to the $37.9 million acquisition of Acorn Corrugated Box Co. in February 2004 and higher general additions to property, plant and equipment of $6.4 million during the first quarter of 2004 compared to the same period in 2003. See Note 9 to our condensed consolidated financial statements included elsewhere in this report for additional information regarding the acquisition of Acorn Corrugated Box Co.

Financing Activities

Net cash used for financing activities totaled $16.0 million for the three months ended March 31, 2004, an increase of $9.9 million, or 161.2%, from the comparable period in 2003. The increase was primarily attributable to PCA’s first dividend payment on its common stock of $15.8 million in January 2004. This was partially offset by stock repurchases of $3.6 million during the first quarter of 2003 and higher proceeds received from stock option exercises of $2.2 million in the first quarter of 2004 compared to the same period in 2003.

PCA’s primary sources of liquidity are net cash provided by operating activities, borrowings under PCA’s senior revolving credit facility, and additional borrowings under PCA’s receivables credit facility. As of March 31, 2004, PCA had $141.0 million in unused borrowing capacity under its existing credit agreements. PCA’s primary uses of cash are for capital expenditures, debt service and common stock dividends, which it expects to be able to fund from these sources.

The following table provides the outstanding balances and the weighted average interest rates as of March 31, 2004 for each of PCA’s outstanding term loan, the revolving credit facility, the receivables credit facility, and the five- and ten-year senior notes:

Borrowing Arrangement (in thousands)	Balance at March 31, 2004	Weighted Average Interest Rate	Projected Annual Cash Interest Payments
Term Loan	$39,000	2.375%	$926
Senior Revolving Credit Facility:
Revolver—Eurodollar	—	N/A	N/A
Revolver—Base Rate	—	N/A	N/A
Receivables Credit Facility	109,000	1.490	1,624
4 3/8% Five-Year Notes	150,000	4.375	6,563
5 3/4% Ten-Year Notes	400,000	5.750	23,000
Total	$698,000	4.601%	$32,113

The above table excludes unamortized debt discount of $3.8 million at March 31, 2004. It also excludes the impact from the annual cash interest payments of the settlement of the Treasury locks related to the five- and ten-year notes of $27.0 million in July 2003.

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

PCA currently expects to incur capital expenditures of approximately $110.0 million in 2004. These expenditures will be used primarily for maintenance capital, cost reduction, business growth and environmental compliance. As of March 31, 2004, PCA had spent $29.2 million for capital expenditures and had committed to spend an additional $38.2 million in 2004 and beyond.

PCA believes that net cash generated from operating activities and available cash-on-hand will be adequate to meet its anticipated debt service requirements, capital expenditures, common stock dividend payments and working capital needs for the next 12 months, and that net cash generated from operating activities and amounts available under the senior revolving credit facility and additional borrowings under its receivables credit facility will be adequate to meet its anticipated debt service requirements, capital expenditures, common stock dividend payments and working capital needs for the foreseeable future. PCA’s future operating performance and its ability to service or refinance the notes and to extend or refinance the credit facilities will be subject to future economic conditions and to financial, business and other factors, many of which are beyond PCA’s control.

Market Risk and Risk Management Policies

PCA is exposed to the impact of interest rate changes and changes in the market value of its financial instruments. PCA periodically enters into derivatives in order to minimize these risks, but not for trading purposes. As of March 31, 2004, PCA did not have any derivatives.

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

•       Resource Conservation and Recovery Act (RCRA)

•       Clean Water Act (CWA)

•       Clean Air Act (CAA)

•       The Emergency Planning and Community Right-to-Know-Act (EPCRA)

•       Toxic Substance Control Act (TSCA)

•       Safe Drinking Water Act (SDWA)

We believe that we are currently in material compliance with these and all applicable environmental rules and regulations. Because environmental regulations are constantly evolving, we have incurred, and will continue to incur, costs to maintain compliance with these and other environmental laws. In particular, the United States Environmental Protection Agency finalized the Cluster Rules that govern pulp and paper mill operations, including those at the Counce, Filer City, Valdosta and Tomahawk mills. Over the next several years, the Cluster Rules will affect our allowable discharges of air and water pollutants, and require us to spend money to ensure compliance with those new rules.

Impact of Inflation

PCA does not believe that inflation has had a material impact on its financial position or results of operations during the first quarters of 2004 and 2003.

Critical Accounting Policies and Estimates

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

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements. For a further discussion on the application of these and other accounting policies, see Note 2 to our audited consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2003.

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

In addition to the above derivative financial instruments, we have other contracts covering a portion of our purchases of natural gas and electricity that have the characteristics of derivatives but are not required to be accounted for as derivatives. These contracts for the physical delivery of these items qualify for the normal purchases exception under SFAS No. 133 as we take physical delivery of the item and use it in the production process. This exception is an election and, if not elected, these contracts would be carried on the balance sheet at fair value with changes in fair value reflected in income. PCA has elected the normal purchases exception under SFAS No. 133. Additional information regarding these contracts can be found in Note 9 to our audited consolidated financial statements included in our most recent annual report on Form 10-K.

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

Revenue Recognition

PCA recognizes revenue as title to the products is transferred to customers. Shipping and handling billings to a customer in a sales transaction are included in revenue. Shipping and handling costs are included in cost of sales. PCA offers volume rebates to some of its customers. The total cost of these programs is estimated and accrued as a reduction to revenue at the time of the respective sale.

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

Item 4.  Controls and Procedures.

PCA’s management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of PCA’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). The evaluation of PCA’s disclosure controls and procedures included a review of the controls’ objectives and design, PCA’s implementation of the controls and the effect of the controls on the information generated for use in this quarterly report on Form 10-Q.

During the quarter ended March 31, 2004, there were no changes in internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, PCA’s internal control over financial reporting.

Based upon their evaluation as of March 31, 2004, PCA’s Chief Executive Officer and Chief Financial Officer have concluded that PCA’s disclosure controls and procedures are effective to ensure that material information relating to PCA is made known to management, including the Chief Executive Officer and Chief Financial Officer, particularly during the periods when PCA’s periodic reports are being prepared.

PART II
OTHER INFORMATION

Item 1.  Legal Proceedings.

On May 14, 1999, PCA was named as a defendant in two Consolidated Class Action Complaints which alleged a civil violation of Section 1 of the Sherman Act. The suits, then captioned Winoff Industries, Inc. v. Stone Container Corporation, MDL No. 1261 (E.D. Pa.) and General Refractories Co. v. Gaylord Container Corporation, MDL No. 1261 (E.D. Pa.), name PCA as a defendant based solely on the allegation that PCA is successor to the interests of Tenneco Packaging Inc. and Tenneco Inc., both of which were also named as defendants in the suits, along with nine other linerboard and corrugated sheet manufacturers. The complaints allege that the defendants, during the period October 1, 1993 through November 30, 1995, conspired to limit the supply of linerboard, and that the purpose and effect of the alleged conspiracy was to artificially increase prices of corrugated containers and corrugated sheets, respectively. On November 3, 2003, Pactiv (formerly known as Tenneco Packaging), Tenneco and PCA entered into an agreement to settle the class action lawsuits. The settlement agreement provides for a full release of all claims against PCA as a result of the class action lawsuits and was approved by the Court in an opinion issued on April 21, 2004. Approximately 160 plaintiffs opted out of the class and together filed about ten direct action complaints in various federal courts across the country. All of the opt-out complaints make allegations against the defendants, including PCA, substantially similar to those made in the class actions. The settlement agreement does not cover these direct action cases. These actions have almost all been consolidated as In re Linerboard, MDL 1261 (E.D. Pa.) for pretrial purposes. Fact discovery is proceeding and is currently set to close September 30, 2004. As of the date of this filing, we believe it is not reasonably possible that the outcome of this litigation will have a material adverse effect on our financial position or results of operations.

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

Item 2.  Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits and Reports on Form 8-K.

a)               Exhibits

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

b)              Reports on Form 8-K

On January 22, 2004, PCA filed a current report on Form 8-K, announcing fourth quarter and full year 2003 financial results.
On February 13, 2004, PCA filed a current report on Form 8-K, announcing its acquisition of Acorn Corrugated Box Company.
On March 9, 2004, PCA filed a current report on Form 8-K, announcing the declaration of a quarterly cash dividend.

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
Date: May 6, 2004