Form 10-Q
period 2004-06-30
PACKAGING CORP OF AMERICA
filed 2004-08-04
CIK 75677

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2004
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

As of August 2, 2004, the Registrant had outstanding 106,792,751 shares of common stock, par value $0.01 per share.

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

Packaging Corporation of America
Condensed Consolidated Balance Sheets

	June 30, 2004	December 31, 2003
(In thousands, except share and per share amounts)	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$91,181	$172,022
Accounts and notes receivable, net of allowance for doubtful accounts of $4,824 and $5,303 as of June 30, 2004 and December 31, 2003, respectively	206,892	191,405
Inventories	166,247	166,312
Prepaid expenses and other current assets	16,265	7,635
Deferred income taxes	24,083	29,703
Total current assets	504,668	567,077
Property, plant and equipment, net	1,371,557	1,372,823
Goodwill and other intangible assets, net of accumulated amortization of $2,407 and $2,079 as of June 30, 2004 and December 31, 2003, respectively	19,793	5,495
Other long-term assets	39,143	39,731
Total assets	$1,935,161	$1,985,126
Liabilities and shareholders’ equity
Current liabilities:
Short-term debt and current maturities of long-term debt	$109,099	$112,763
Accounts payable	114,239	126,924
Accrued interest	12,572	13,511
Accrued liabilities	72,181	89,779
Total current liabilities	308,091	342,977
Long-term liabilities:
Long-term debt	585,569	585,198
Deferred income taxes	226,363	230,949
Other liabilities	33,568	28,522
Total long-term liabilities	845,500	844,669
Shareholders’ equity:
Common stock (par value $.01 per share, 300,000,000 shares authorized, 106,444,088 shares and 105,651,123 shares issued as of June 30, 2004 and December 31, 2003, respectively)	1,064	1,056
Additional paid in capital	485,371	473,097
Retained earnings	273,805	298,869
Accumulated other comprehensive income:
Unrealized gain on derivatives, net	24,030	25,584
Cumulative foreign currency translation adjustment	28	23
Total accumulated other comprehensive income	24,058	25,607
Unearned compensation on restricted stock	(2,728)	(1,149)
Total shareholders’ equity	781,570	797,480
Total liabilities and shareholders’ equity	$1,935,161	$1,985,126

See notes to condensed consolidated financial statements.

Packaging Corporation of America
Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended June 30,
(In thousands, except per share amounts)	2004	2003
Net sales	$467,393	$436,470
Cost of sales	(394,569)	(357,979)
Gross profit	72,824	78,491
Selling and administrative expenses	(32,428)	(31,285)
Corporate overhead	(10,484)	(10,787)
Other income (expense), net	256	(3,104)
Income before interest and taxes	30,168	33,315
Interest expense, net	(7,544)	(15,716)
Income before taxes	22,624	17,599
Provision for income taxes	(8,998)	(6,925)
Net income	$13,626	$10,674
Weighted average common shares outstanding:
Basic	106,157	104,419
Diluted	107,454	106,221
Net income per common share:
Basic	$0.13	$0.10
Diluted	$0.13	$0.10
Dividends declared per common share	$0.15	$—

See notes to condensed consolidated financial statements.

Packaging Corporation of America
Condensed Consolidated Statements of Operations
(unaudited)

	Six Months Ended June 30,
(In thousands, except per share amounts)	2004	2003
Net sales	$898,660	$859,738
Cost of sales	(785,620)	(709,082)
Gross profit	113,040	150,656
Selling and administrative expenses	(64,686)	(63,118)
Corporate overhead	(20,767)	(20,966)
Other expense, net	(1,030)	(5,775)
Income before interest and taxes	26,557	60,797
Interest expense, net	(14,947)	(31,484)
Income before taxes	11,610	29,313
Provision for income taxes	(4,820)	(11,512)
Net income	$6,790	$17,801
Weighted average common shares outstanding:
Basic	106,001	104,499
Diluted	107,333	106,323
Net income per common share:
Basic	$0.06	$0.17
Diluted	$0.06	$0.17
Dividends declared per common share	$0.30	$—

See notes to condensed consolidated financial statements.

Packaging Corporation of America
Condensed Consolidated Statements of Cash Flow
(unaudited)

	Six Months Ended June 30,
(In thousands)	2004	2003
Cash Flows from Operating Activities:
Net income	$6,790	$17,801
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	78,243	76,816
Amortization of financing costs	341	1,705
Loss on extinguishment of debt	174	—
Deferred income tax provision	1,034	17,451
Loss on disposals of property, plant and equipment	435	1,450
Pension and postretirement benefits	5,355	3,859
Other, net	(2,706)	(522)
Tax benefit associated with employee stock option exercises	3,763	2,714
Changes in components of working capital:
(Increase) decrease in current assets—
Accounts receivable	(13,425)	(17,239)
Inventories	4,029	(3,683)
Prepaid expenses and other	(8,484)	(16,628)
Increase (decrease) in current liabilities—
Accounts payable	(15,619)	5,596
Accrued liabilities	(19,703)	(13,278)
Net cash provided by operating activities	40,227	76,042
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(55,398)	(51,354)
Acquisition of business	(38,302)	(3,564)
Additions to long term assets	(1,713)	(2,528)
Proceeds from disposals of property, plant and equipment	3,262	110
Net cash used for investing activities	(92,151)	(57,336)
Cash Flows from Financing Activities:
Payments on long-term debt	(3,882)	(4,024)
Dividends paid	(31,749)	—
Repurchases of common stock	—	(17,517)
Issuance of common stock upon exercise of stock options	6,714	2,981
Net cash used for financing activities	(28,917)	(18,560)
Net increase (decrease) in cash and cash equivalents	(80,841)	146
Cash and cash equivalents, beginning of period	172,022	131,305
Cash and cash equivalents, end of period	$91,181	$131,451

See notes to condensed consolidated financial statements.

Packaging Corporation of America
Notes to Condensed Consolidated Financial Statements
(unaudited)
June 30, 2004

1.   Basis of Presentation

The consolidated financial statements as of June 30, 2004 and 2003 of Packaging Corporation of America (“PCA” or the “Company”) are unaudited but include all adjustments (consisting only of normal recurring adjustments) that management considers necessary for a fair presentation of such financial statements. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with Article 10 of SEC Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. Operating results during the period ended June 30, 2004 are not necessarily indicative of the results that may be expected for the period ending December 31, 2004. These consolidated financial statements should be read in conjunction with PCA’s Annual Report on Form 10-K for the year ended December 31, 2003.

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

Packaging Corporation of America
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
June 30, 2004

2.   Summary of Accounting Policies (Continued)

Comprehensive Income

Comprehensive income is as follows:

	Three months ended June 30,
(In thousands)	2004	2003
Net income	$13,626	$10,674
Other comprehensive income (loss), net of tax:
Amortization of Treasury lock	776	—
Unrealized gain on derivatives, net of tax	—	9,885
Foreign currency translation adjustment	—	(4)
Comprehensive income	$14,402	$20,555

	Six months ended June 30,
(In thousands)	2004	2003
Net income	$6,790	$17,801
Other comprehensive income (loss), net of tax:
Amortization of Treasury lock	1,554	—
Unrealized gain on derivatives, net of tax	—	10,281
Foreign currency translation adjustment	(5)	(3)
Comprehensive income	$8,339	$28,079

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
(unaudited)
June 30, 2004

2.   Summary of Accounting Policies (Continued)

vest immediately. Under the plan, which will terminate on June 1, 2009, up to 4,400,000 shares of common stock are available for issuance under the long-term equity incentive plan.

During 2003, the Company began granting shares of restricted stock to certain of its employees and directors. Restricted share awards granted to officers and employees vest over a three to four year period, whereas restricted share awards granted to directors vest over a six-month period. The Company recognizes compensation expense associated with these shares ratably over their vesting periods. A summary of the Company’s restricted share activity follows:

(in thousands)	Shares	Fair Value at Date of Grant
Balance, December 31, 2003	73,500	$1,354
Granted	4,500	97
Balance, March 31, 2004	78,000	1,451
Granted	71,500	1,709
Balance, June 30, 2004	149,500	$3,160

As permitted by SFAS No. 123, “Accounting for Stock-Based Compensation” and amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” the Company has elected to account for its stock option plan under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and adopt the disclosure only provisions of SFAS No. 123 and SFAS No. 148. Under APB No. 25, no compensation costs are recognized because the number of options is fixed and the option exercise price is equal to the fair market price of the common stock on the date of the grant. Under SFAS No. 123, stock options are valued at the grant date using the Black-Scholes valuation model and compensation costs are recognized ratably over the vesting period. Had stock options

Packaging Corporation of America
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
June 30, 2004

2.   Summary of Accounting Policies (Continued)

been accounted for using the fair value method as recommended by SFAS No. 123, compensation expense would have had the following pro forma effect on our net income and earnings per share for the periods presented:

	Three months ended June 30,
(In thousands, except per share amounts)	2004	2003
Net income—as reported	$13,626	$10,674
Add: Amortization of unearned compensation on restricted stock, net of tax	54	—
Less: Stock-based compensation expense determined using fair value method, net of tax	(739)	(665)
Net income—pro forma	$12,941	$10,009
Basic earnings per common share—as reported	$0.13	$0.10
Diluted earnings per common share—as reported	$0.13	$0.10
Basic earnings per common share—pro forma	$0.12	$0.10
Diluted earnings per common share—pro forma	$0.12	$0.09

	Six months ended June 30,
(In thousands, except per share amounts)	2004	2003
Net income—as reported	$6,790	$17,801
Add: Amortization of unearned compensation on restricted stock, net of tax	137	—
Less: Stock-based compensation expense determined using fair value method, net of tax	(1,651)	(1,406)
Net income—pro forma	$5,276	$16,395
Basic earnings per common share—as reported	$0.06	$0.17
Diluted earnings per common share—as reported	$0.06	$0.17
Basic earnings per common share—pro forma	$0.05	$0.16
Diluted earnings per common share—pro forma	$0.05	$0.15

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

Packaging Corporation of America
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
June 30, 2004

3.   Earnings Per Share

The following table sets forth the computation of basic and diluted income per common share for the periods presented.

	Three Months Ended June 30,
(In thousands, except per share data)	2004	2003
Numerator:
Net income	$13,626	$10,674
Denominator:
Basic common shares outstanding	106,157	104,419
Effect of dilutive securities:
Restricted stock	34	—
Stock options	1,263	1,802
Dilutive common shares outstanding	107,454	106,221
Basic income per common share	$0.13	$0.10
Diluted income per common share	$0.13	$0.10

	Six Months Ended June 30,
(In thousands, except per share data)	2004	2003
Numerator:
Net income	$6,790	$17,801
Denominator:
Basic common shares outstanding	106,001	104,499
Effect of dilutive securities:
Restricted stock	31	—
Stock options	1,301	1,824
Dilutive common shares outstanding	107,333	106,323
Basic income per common share	$0.06	$0.17
Diluted income per common share	$0.06	$0.17

Packaging Corporation of America
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
June 30, 2004

4.   Inventories

The components of inventories are as follows:

	June 30, 2004	December 31, 2003
(In thousands)		(audited)
Raw materials	$77,103	$75,801
Work in progress	5,804	4,895
Finished goods	56,788	54,260
Supplies and materials	63,680	63,922
Inventories at FIFO cost	203,375	198,878
Excess of FIFO over LIFO cost	(37,128)	(32,566)
Inventories	$166,247	$166,312

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

5.   Goodwill and Other Intangible Assets

Goodwill

Changes in the carrying amount of goodwill for the period ended June 30, 2004 are as follows:

(In thousands)
Balance as of December 31, 2003	$2,286
Acquisition of Acorn Corrugated Box Co.	14,474
Other	(98)
Total	$16,662

For additional information regarding the acquisition of Acorn Corrugated Box Co., see Note 9.

Packaging Corporation of America
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
June 30, 2004

5.   Goodwill and Other Intangible Assets (Continued)

Other Intangible Assets

The components of other intangible assets are as follows:

	As of June 30, 2004		As of December 31, 2003
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible assets subject to amortization:
Covenants not to compete	$1,766	$1,146	$1,391	$887
Customer lists	1,560	1,261	1,560	1,192
	3,326	2,407	2,951	2,079
Intangible assets not subject to amortization:
Intangible pension asset	2,212	—	2,337	—
Total other intangible assets	$5,538	$2,407	$5,288	$2,079

6.   Letters of Credit

A summary of the Company’s letters of credit is set forth in the following table:

	June 30, 2004	December 31, 2003
(In thousands)		(audited)
Workers’ compensation	$18,573	$13,775
Environmental	1,113	1,272
Management equity loans	600	600
Total	$20,286	$15,647

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

Packaging Corporation of America
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
June 30, 2004

7.   Debt

A summary of debt is set forth in the following table:

	June, 30 2004	Dec. 31, 2003
(In thousands)		(audited)
Senior credit facility—
Term Loan, effective interest rate of 2.88% and 2.44% as of June 30, 2004 and December 31, 2003, respectively, due in varying annual installments beginning July 21, 2006 through 2008	$39,000	$39,000
Receivables credit facility, effective interest rate of 1.79% and 1.51% as of June 30, 2004 and December 31, 2003, respectively, due October 10, 2006	109,000	109,000
Senior notes, net of discount, interest at 4.375% payable semi-annually, due August 1, 2008	149,452	149,384
Senior notes, net of discount, interest at 5.750% payable semi-annually, due August 1, 2013	396,915	396,743
Senior subordinated notes, interest at 9.625%	—	3,617
Other	301	217
Total	694,668	697,961
Less: current portion	109,099	112,763
Total long-term debt	$585,569	$585,198

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

8.   Employee Benefit Plans and Other Postretirement Benefits

Effective May 1, 2004, PCA adopted a successor pension plan for salaried PCA employees previously covered by Pactiv’s pension plan.  PCA’s salaried pension plan is similar in design, but not identical to, the pension plan provided by Pactiv.  Prior participation service credited under the Pactiv plan will be recognized under PCA’s plan.  Upon retirement, a participant’s total benefit will include both what was earned under the Pactiv plan through April 30, 2004, and what the participant has earned under the successor PCA plan. Benefits earned under the PCA plan are reduced by retirement benefits earned under the Pactiv plan through April 30, 2004.  All assets and liabilities associated with benefits earned through April 30, 2004 for salaried employees and retirees were retained by the Pactiv plan.

Packaging Corporation of America
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
June 30, 2004

8.   Employee Benefit Plans and Other Postretirement Benefits (Continued)

For the three months and six months ended June 30, 2004 and 2003, net pension costs were comprised of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2004	2003	2004	2003
Components of Net Periodic Benefit Cost
Service cost for benefits earned during the year	$2,695	$1,288	$4,178	$2,576
Interest cost on accumulated benefit obligation	434	119	625	238
Expected return on assets	(1)	—	(2)	—
Net amortization of unrecognized amounts	461	104	565	208
Net periodic benefit cost	$3,589	$1,511	$5,366	$3,022

The Company makes pension plan contributions to the extent such contributions are mandatory, actuarially determined and tax deductible. The Company expects to contribute $9.3 million to the pension plans in 2004.

For the three months and six months ended June 30, 2004 and 2003, net postretirement costs were comprised of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2004	2003	2004	2003
Components of Net Periodic Benefit Cost
Service cost for benefits earned during the year	$209	$170	$418	$340
Interest cost on accumulated benefit obligation	122	97	244	194
Net amortization of unrecognized amounts	(52)	(65)	(104)	(130)
Net periodic benefit cost	$279	$202	$558	$404

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003, (the “Act”) was enacted. The Act introduced a prescription drug benefit under Medicare Part D as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. Because of the employer cost caps that PCA has adopted for its retiree medical plan for salaried employees, the Act is not expected to have any impact on PCA’s future net postretirement benefit costs.

9.   Acquisition

On December 12, 2003, Packaging Corporation of Illinois, a wholly owned subsidiary of PCA, was formed to acquire the assets of Acorn Corrugated Box Co. (“Acorn”) for approximately $38.3 million. The acquisition of Acorn expands PCA’s capabilities in high quality graphics packaging and displays and increases PCA’s presence in the Chicago market. The transaction was completed on February 10, 2004. The purchase price allocation is preliminary as the Company is awaiting appraisals (primarily fixed assets and intangible assets) to finalize this allocation. Sales and total assets of the acquisition were not material.

Packaging Corporation of America
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
June 30, 2004

9.   Acquisition (Continued)

Operating results of the acquisition subsequent to February 10, 2004 are included in the Company’s 2004 operating results.

10.   Sale of Investment

On June 30, 2004, PCA sold a portion of its interest in Southern Timber Venture, LLC for $2.0 million and recognized a pre-tax gain of $2.0 million.

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

Results of Operations

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003

The historical results of operations of PCA for the three months ended June 30, 2004 and 2003, are set forth below:

	For the Three Months Ended June 30,
(In thousands)	2004	2003	Change
Net sales	$467,393	$436,470	$30,923
Operating income	$30,168	$33,315	$(3,147)
Interest expense	(7,544)	(15,716)	8,172
Income before taxes	22,624	17,599	5,025
Provision for income taxes	(8,998)	(6,925)	(2,073)
Net income	$13,626	$10,674	$2,952

Net Sales

Net sales increased by $30.9 million, or 7.1%, for the three months ended June 30, 2004 from the comparable period in 2003. The increase was the result of increased sales volumes of corrugated products which was partially offset by lower pricing.

Total corrugated products volume sold for the three months ended June 30, 2004 increased 9.6% to 7.7 billion square feet. On a comparable shipments-per-workday basis, corrugated products volume was also up 9.6% from the second quarter of 2003. The percentage increase in volume on a total and shipments-per-workday basis is the same since the second quarter of both 2003 and 2004 contained 63 workdays. Shipments-per-workday is calculated by dividing our total corrugated products volume during the quarter by the number of workdays within the quarter. Containerboard volume to external domestic and export customers was unchanged for the three months ended June 30, 2004 from the three months ended June 30, 2003. Containerboard mill production for the three months ended June 30, 2004 was 578,000 tons compared to 558,000 tons in the same period in 2003.

Income Before Interest and Taxes (Operating Income)

Operating income decreased by $3.1 million, or 9.4%, for the three months ended June 30, 2004 compared to the three months ended June 30, 2003. The decrease was primarily attributable to lower sales prices and higher transportation expenses ($16.9 million) and increases in costs of recycled fiber ($1.7 million). These income reduction items were partially offset by increased sales volume of $14.4 million.

Gross profit decreased $5.7 million, or 7.2%, for the three months ended June 30, 2004 from the comparable period in 2003. Gross profit as a percentage of sales declined from 18.0% of sales in the second quarter of 2003 to 15.6% of sales in the current quarter due primarily to the decreased sales prices and increased operating costs described previously.

Selling and administrative expenses increased $1.1 million, or 3.7%, for the three months ended June 30, 2004 compared to the same period in 2003. The increase was primarily the result of higher broker commissions ($0.2 million), higher travel and entertainment expenses ($0.2 million), and higher warehousing costs ($0.2 million) due to increased customer requirements.

Other income for the three months ended June 30, 2004 was $0.3 million, an increase of $3.4 million or 108.2%, compared to other expense of $3.1 million for the three months ended June 30, 2003.  During the second quarter of 2004, PCA recorded a $2.0 million pre-tax gain from the sale of a small portion of its investment in Southern Timber Venture, LLC.  PCA also recorded a $0.7 million reduction in legal reserves, and losses on disposals of fixed assets were $0.5 million lower than last year’s comparable period.

Corporate overhead decreased by $0.3 million, or 2.8%, for the three months ended June 30, 2004 from the comparable period in 2003.

Interest Expense and Income Taxes

Interest expense decreased by $8.2 million, or 52.0%, for the three months ended June 30, 2004 from the three months ended June 30, 2003, primarily as a result of the Company’s July 2003 debt refinancing, and lower debt levels.

PCA’s effective tax rate was 39.8% for the three months ended June 30, 2004 and 39.3% for the comparable period in 2003. The effective tax rate varies from the U.S. federal statutory tax rate of 35% principally due to the impact of state and local income taxes and a deduction for extraterritorial income exclusion.

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

The historical results of operations of PCA for the six months ended June 30, 2004 amd 2003, are set forth below:

	For the Six Months Ended June 30,
(In thousands)	2004	2003	Change
Net sales	$898,660	$859,738	$38,922
Operating income	$26,557	$60,797	$(34,240)
Interest expense	(14,947)	(31,484)	16,537
Income before taxes	11,610	29,313	(17,703)
Provision for income taxes	(4,820)	(11,512)	6,692
Net income	$6,790	$17,801	$(11,011)

Net Sales

Net sales increased by $38.9 million, or 4.5%, for the six months ended June 30, 2004 from the comparable period in 2003. The increase was the result of increased sales volumes of corrugated products and containerboard to external third parties which was partially offset by lower pricing.

Total corrugated products volume sold for the six months ended June 30, 2004 increased 8.1% to 14.9 billion square feet. On a comparable shipments-per-workday basis, corrugated products volume was also up 8.1% from the comparable period in 2003. The percentage increase in volume on a total and shipments-per-workday basis is the same since the first half of both 2003 and 2004 contained 126 workdays. Containerboard volume to external domestic and export customers increased 8.5% for the six months ended June 30, 2004 from the comparable period in 2003.  Containerboard mill production for the six months ended June 30, 2004 was 1,124,000 tons compared to 1,088,000 tons in the same period in 2003.

Income Before Interest and Taxes (Operating Income)

Operating income decreased by $34.2 million, or 56.3%, for the six months ended June 30, 2004 compared to the six months ended June 30, 2003. The decrease was primarily attributable to lower sales prices and higher transportation expenses ($45.9 million) and increases in costs of recycled fiber ($4.3 million), energy ($2.6 million), and wood fiber ($2.2 million). These income reduction items were partially offset by increased sales volume of $20.9 million.

Gross profit decreased $37.6 million, or 25.0%, for the six months ended June 30, 2004 from the comparable period in 2003. Gross profit as a percentage of sales declined from 17.5% of sales in the first six months of 2003 to 12.6% of sales in the first six months of 2004 due primarily to the decreased sales prices and increased operating costs described previously.

Selling and administrative expenses increased $1.6 million, or 2.5%, for the six months ended June 30, 2004 compared to the same period in 2003. The increase was primarily the result of higher warehousing costs ($0.4 million) due to increased customer requirements, higher travel and entertainment expenses ($0.4 million), and increased broker commissions ($0.3 million).

Other expense for the six months ended June 30, 2004 was $1.0 million compared to $5.8 million for the six months ended June 30, 2003, a decrease of $4.8 million or 82.2%.  During the second quarter of 2004, PCA recorded a $2.0 million pre-tax gain from the sale of a small portion of its investment in Southern Timber Venture, LLC.  PCA also recorded a $0.7 million reduction in legal reserves and a $0.5 million credit related to prior years’ property insurance coverage during the first six months of 2004. In addition, the loss on disposal of fixed assets was $1.0 million lower in the first six months of 2004 compared to the first half of 2003.

Corporate overhead decreased by $0.2 million, or 1.0%, for the six months ended June 30, 2004 from the comparable period in 2003.

Interest Expense and Income Taxes

Interest expense decreased by $16.5 million, or 52.5%, for the six months ended June 30, 2004 from the six months ended June 30, 2003, primarily as a result of the Company’s July 2003 debt refinancing, and lower debt levels.

PCA’s effective tax rate was 41.5% for the six months ended June 30, 2004 and 39.3% for the comparable period in 2003. The effective tax rate varies from the U.S. federal statutory tax rate of 35% principally due to the impact of state and local income taxes and a deduction for extraterritorial income exclusion.

Liquidity and Capital Resources

The following table presents a summary of our cash flows for the periods presented:

	For the Six Months Ended June 30,
(In thousands)	2004	2003	Change
Net cash provided by (used for):
Operating activities	$40,227	$76,042	$(35,815)
Investing activities	(92,151)	(57,336)	(34,815)
Financing activities	(28,917)	(18,560)	(10,357)
Net increase (decrease) in cash	$(80,841)	$146	$(80,987)

Operating Activities

Cash flow provided by operating activities for the six months ended June 30, 2004 was $40.2 million, a decrease of $35.8 million, or 47.1%, from the comparable period in 2003. The decrease was the result of lower net income as previously described and decreased deferred income taxes as a result of recording a deferred tax asset related to the 2004 net operating loss, as well as higher working capital requirements of $8.0 million. The higher working capital requirements were driven by a $13.0 million payment to Pactiv in January 2004 for a fourth quarter 2003 negotiated settlement of pension benefits and workers’ compensation liabilities dating back to April 12, 1999, the date Tenneco Packaging (now known as Pactiv) sold us to PCA Holdings LLC. This payment was accrued in the fourth quarter of 2003. The higher working capital levels were also driven by unfavorable changes in accounts payable and accrued liabilities, partially offset by lower balances of accounts receivable in 2004 related to the lower pricing previously described and lower inventory levels in 2004 related to strong first and second quarter 2004 sales volumes.

Investing Activities

Net cash used for investing activities for the six months ended June 30, 2004 increased $34.8 million, or 60.7%, to $92.2 million, compared to the six months ended June 30, 2003. The increase was related to more cash used to acquire businesses of $34.7 million, primarily driven by the acquisition of Acorn Corrugated Box Co. in February 2004, and higher general additions to property, plant and equipment of $4.0 million, partially offset by higher proceeds from disposals of $3.2 million during the first half of 2004 compared to the same period in 2003. See Note 9 to our condensed consolidated financial statements included elsewhere in this report for additional information regarding the acquisition of Acorn Corrugated Box Co.

Financing Activities

Net cash used for financing activities totaled $28.9 million for the six months ended June 30, 2004, an increase of $10.4 million, or 55.8%, from the comparable period in 2003. The increase was primarily attributable to dividend payments on PCA’s common stock of $31.7 million in January and April of 2004. This was partially offset by stock repurchases of $17.5 million during the first half of 2003 and higher proceeds received from stock option exercises of $3.7 million in the first half of 2004 compared to the same period in 2003.

PCA’s primary sources of liquidity are net cash provided by operating activities, borrowings under PCA’s senior revolving credit facility, and additional borrowings under PCA’s receivables credit facility. As of June 30, 2004, PCA had $141.0 million in unused borrowing capacity under its existing credit agreements. PCA’s primary uses of cash are for capital expenditures, debt service and common stock dividends, which it expects to be able to fund from these sources.

The following table provides the outstanding balances and the weighted average interest rates as of June 30, 2004 for each of PCA’s outstanding term loan, the revolving credit facility, the receivables credit facility, and the five- and ten-year senior notes:

Borrowing Arrangement	Balance at June 30, 2004	Weighted Average Interest Rate	Projected Annual Cash Interest Payments
	(in thousands)
Term Loan	$39,000	2.875%	$1,121
Senior Revolving Credit Facility:
Revolver—Eurodollar	—	N/A	N/A
Revolver—Base Rate	—	N/A	N/A
Receivables Credit Facility	109,000	1.785	1,946
4 3/8% Five-Year Notes	150,000	4.375	6,563
5 3/4% Ten-Year Notes	400,000	5.750	23,000
Total	$698,000	4.677%	$32,630

The above table excludes unamortized debt discount of $3.6 million at June 30, 2004. It also excludes the impact from the annual cash interest payments of the settlement of the Treasury locks related to the five- and ten-year notes of $27.0 million in July 2003.

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

PCA currently expects to incur capital expenditures of approximately $110.0 million in 2004. These expenditures will be used primarily for maintenance capital, cost reduction, business growth and environmental compliance. As of June 30, 2004, PCA had spent $55.4 million for capital expenditures and had committed to spend an additional $48.5 million in 2004 and beyond.

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

Market Risk and Risk Management Policies

PCA is exposed to the impact of interest rate changes and changes in the market value of its financial instruments. PCA periodically enters into derivatives in order to minimize these risks, but not for trading purposes. As of June 30, 2004, PCA did not have any derivatives.

Environmental Matters

We are subject to, and must comply with, a variety of federal, state and local environmental laws, particularly those relating to air and water quality, waste disposal and the cleanup of contaminated soil and groundwater. The most significant of these laws affecting us are:

•                    Resource Conservation and Recovery Act (RCRA);

•                    Clean Water Act (CWA);

•                    Clean Air Act (CAA);

•                    The Emergency Planning and Community Right-to-Know-Act (EPCRA);

•                    Toxic Substance Control Act (TSCA); and

•                    Safe Drinking Water Act (SDWA).

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

Impact of Inflation

PCA does not believe that inflation has had a material impact on its financial position or results of operations during the second quarters of 2004 and 2003.

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

PCA has included in its Annual Report on Form 10-K for the year ended December 31, 2003 a discussion of its critical accounting policies which we believe affect our more significant judgments and estimates used in the preparation of our consolidated financial statements. PCA has not made any changes in any of these critical accounting policies during the first and second quarters of 2004.

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

During the quarter ended June 30, 2004, there were no changes in internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, PCA’s internal control over financial reporting.

Based upon their evaluation as of June 30, 2004, PCA’s Chief Executive Officer and Chief Financial Officer have concluded that PCA’s disclosure controls and procedures are effective to ensure that material information relating to PCA is made known to management, including the Chief Executive Officer and Chief Financial Officer, particularly during the periods when PCA’s periodic reports are being prepared.

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

None.

Item 3.   Defaults Upon Senior Securities.

None.

Item 4.   Submission of Matters to a Vote of Security Holders.

We held an annual meeting of our shareholders on May 4, 2004 to vote on the following:

(a)  To elect seven nominees to serve on our Board of Directors, each of whom then served as a director of PCA, to serve for an annual term that will expire at the 2005 annual meeting of shareholders and until their successors are elected and qualified. Our stockholders voted to elect all seven nominees. Votes for and votes withheld, by nominee, were as follows:

Nominee	For	Withheld
Paul T. Stecko	95,351,415	4,645,365
Henry F. Frigon.	98,388,474	1,608,306
Louis A. Holland	95,895,346	4,101,434
Justin S. Huscher	95,548,646	4,448,134
Samuel M. Mencoff	76,723,393	23,273,387
Thomas S. Souleles	77,714,739	22,282,041
Rayford K. Williamson	98,367,868	1,628,912

(b)    To ratify the Board’s appointment of Ernst & Young LLP as independent auditors for the fiscal year ending December 31, 2004. Our stockholders voted on this matter with 99,162,403 votes for and 808,731 votes against. There were 25,646 abstentions.

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

b)   Reports on Form 8-K

On April 19, 2004, PCA filed a current report on Form 8-K, announcing first quarter 2004 financial results.
On April 20, 2004, PCA filed an amended current report on Form 8-K/A, announcing first quarter 2004 financial results.
On May 14, 2004, PCA filed a current report on Form 8-K, announcing the declaration of a quarterly cash dividend.
On May 19, 2004, PCA filed a current report on Form 8-K, reporting on its strong corrugated products volume during April and the first nine workdays of May.

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

Date: August 4, 2004