Form 10-Q
period 2004-09-30
PACKAGING CORP OF AMERICA
filed 2004-11-02
CIK 75677

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2004
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

As of November 1, 2004, the Registrant had outstanding 106,952,434 shares of common stock, par value $0.01 per share.

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

Packaging Corporation of America
Condensed Consolidated Balance Sheets

	September 30, 2004	December 31, 2003
(In thousands, except share and per share amounts)	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$119,367	$172,022
Accounts and notes receivable, net of allowance for doubtful accounts of $5,151 and $5,303 as of September 30, 2004 and December 31, 2003, respectively	226,068	190,862
Inventories	175,870	166,312
Prepaid expenses and other current assets	12,981	7,635
Deferred income taxes	23,708	29,703
Total current assets	557,994	566,534
Property, plant and equipment, net	1,353,416	1,372,823
Goodwill and other intangible assets, net of accumulated amortization of $2,507 and $2,079 as of September 30, 2004 and December 31, 2003, respectively	20,405	5,495
Other long-term assets	37,044	40,274
Total assets	$1,968,859	$1,985,126
Liabilities and shareholders’ equity
Current liabilities:
Short-term debt and current maturities of long-term debt	$109,099	$112,763
Accounts payable	116,975	126,924
Accrued interest	5,022	13,511
Accrued liabilities	88,433	89,779
Total current liabilities	319,529	342,977
Long-term liabilities:
Long-term debt	585,612	585,198
Deferred income taxes	234,678	230,949
Other liabilities	32,241	28,522
Total long-term liabilities	852,531	844,669
Shareholders’ equity:
Common stock (par value $.01 per share, 300,000,000 shares authorized, 106,915,576 shares and 105,651,123 shares issued as of September 30, 2004 and December 31, 2003, respectively)	1,069	1,056
Additional paid in capital	491,490	473,097
Retained earnings	283,443	298,869
Accumulated other comprehensive income:
Unrealized gain on Treasury lock	23,252	25,584
Cumulative foreign currency translation adjustment	28	23
Total accumulated other comprehensive income	23,280	25,607
Unearned compensation on restricted stock	(2,483)	(1,149)
Total shareholders’ equity	796,799	797,480
Total liabilities and shareholders’ equity	$1,968,859	$1,985,126

See notes to condensed consolidated financial statements.

Packaging Corporation of America
Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended September 30,
(In thousands, except per share amounts)	2004	2003
Net sales	$498,753	$444,599
Cost of sales	(399,022)	(366,192)
Gross profit	99,731	78,407
Selling and administrative expenses	(35,182)	(32,277)
Corporate overhead	(12,349)	(13,959)
Other expense, net	(2,345)	(2,644)
Income before interest and taxes	49,855	29,527
Interest expense, net	(7,430)	(82,593)
Income (loss) before taxes	42,425	(53,066)
(Provision) benefit for income taxes	(16,752)	20,730
Net income (loss)	$25,673	$(32,336)
Weighted average common shares outstanding:
Basic	106,602	104,303
Diluted	107,765	104,303
Net income (loss) per common share:
Basic	$0.24	$(0.31)
Diluted	$0.24	$(0.31)
Dividends declared per common share	$0.15	$—

See notes to condensed consolidated financial statements.

Packaging Corporation of America
Condensed Consolidated Statements of Operations
(unaudited)

	Nine Months Ended September 30,
(In thousands, except per share amounts)	2004	2003
Net sales	$1,397,435	$1,304,337
Cost of sales	(1,184,664)	(1,075,274)
Gross profit	212,771	229,063
Selling and administrative expenses	(99,868)	(95,395)
Corporate overhead	(33,116)	(34,925)
Other expense, net	(3,375)	(8,419)
Income before interest and taxes	76,412	90,324
Interest expense, net	(22,377)	(114,077)
Income (loss) before taxes	54,035	(23,753)
(Provision) benefit for income taxes	(21,572)	9,218
Net income (loss)	$32,463	$(14,535)
Weighted average common shares outstanding:
Basic	106,203	104,433
Diluted	107,478	104,433
Net income (loss) per common share:
Basic	$0.31	$(0.14)
Diluted	$0.30	$(0.14)
Dividends declared per common share	$0.45	$—

See notes to condensed consolidated financial statements.

Packaging Corporation of America
Condensed Consolidated Statements of Cash Flow
(unaudited)

	Nine Months Ended September 30,
(In thousands)	2004	2003
Cash Flows from Operating Activities:
Net income (loss)	$32,463	$(14,535)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	118,269	116,571
Amortization of financing costs	512	1,938
Loss on extinguishment of debt	174	76,622
Deferred income tax provision	9,724	(9,219)
Loss on disposals of property, plant and equipment	1,056	3,079
Pension and postretirement benefits	4,061	6,395
Other, net	(3,228)	(960)
Tax benefit associated with employee stock option exercises	6,960	5,504
Changes in components of working capital:
Decrease in current assets—
Accounts receivable	(33,095)	(25,951)
Inventories	(5,594)	(5,610)
Prepaid expenses and other	(4,102)	(7,960)
Increase (decrease) in current liabilities—
Accounts payable	(12,974)	11,080
Accrued liabilities	(11,000)	(7,995)
Net cash provided by operating activities	103,226	148,959
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(76,455)	(78,144)
Acquisition of business	(38,506)	(2,799)
Additions to long term assets	(2,203)	(3,564)
Proceeds from disposals of property, plant and equipment	3,297	760
Net cash used for investing activities	(113,867)	(83,747)
Cash Flows from Financing Activities:
Payments on long-term debt	(3,960)	(685,425)
Proceeds from long-term debt issued	—	595,888
Financing costs paid.	—	(6,466)
Proceeds from settlement of treasury lock	—	26,965
Dividends paid	(47,693)	—
Repurchases of common stock	—	(17,517)
Issuance of common stock upon exercise of stock options	9,639	6,689
Net cash used for financing activities	(42,014)	(79,866)
Net decrease in cash and cash equivalents	(52,655)	(14,654)
Cash and cash equivalents, beginning of period	172,022	131,305
Cash and cash equivalents, end of period	$119,367	$116,651

See notes to condensed consolidated financial statements.

Packaging Corporation of America
Notes to Condensed Consolidated Financial Statements
(unaudited)
September 30, 2004

1.   Basis of Presentation

The consolidated financial statements as of September 30, 2004 and 2003 of Packaging Corporation of America (“PCA” or the “Company”) are unaudited but include all adjustments (consisting only of normal recurring adjustments) that management considers necessary for a fair presentation of such financial statements. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with Article 10 of SEC Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. Operating results during the period ended September 30, 2004 are not necessarily indicative of the results that may be expected for the period ending December 31, 2004. These consolidated financial statements should be read in conjunction with PCA’s Annual Report on Form 10-K for the year ended December 31, 2003.

2.   Summary of Accounting Policies

Basis of Consolidation

The accompanying condensed consolidated financial statements of PCA include all wholly owned subsidiaries. All intercompany transactions have been eliminated. The Company has one joint venture that is accounted for under the equity method.

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
September 30, 2004

2.   Summary of Accounting Policies (Continued)

Comprehensive Income

Comprehensive income is as follows:

	Three months ended September 30,
(In thousands)	2004	2003
Net income (loss)	$25,673	$(32,336)
Other comprehensive income (loss), net of tax:
Amortization of Treasury lock	(778)	(604)
Settlement of Treasury lock	—	17,495
Foreign currency translation adjustment	—	(5)
Comprehensive income (loss)	$24,895	$(15,450)

	Nine months ended September 30,
(In thousands)	2004	2003
Net income (loss)	$32,463	$(14,535)
Other comprehensive income (loss), net of tax:
Amortization of Treasury lock	(2,332)	(604)
Settlement of Treasury lock	—	26,965
Unrealized gain on derivatives, net of tax	—	811
Foreign currency translation adjustment	5	(8)
Comprehensive income	$30,136	$12,629

Reclassifications

Prior year’s financial statements have been reclassified where appropriate to conform with the current year presentation.

Stock-Based Compensation

PCA entered into management equity agreements in June 1999 with 125 of its management-level employees. These agreements provided for the grant of options to purchase up to an aggregate of 6,576,460 shares of PCA’s common stock at $4.55 per share, the same price per share at which PCA Holdings LLC purchased PCA’s common stock from Pactiv Corporation, formerly known as Tenneco Packaging Inc., in the April 12, 1999 transactions. The agreements called for these options to vest ratably over a five-year period, or, upon completion of an initial public offering, vest fully with contractual restrictions on transfer for a period of up to 18 months following completion of the offering. The options vested with the initial public offering in January 2000, and the restriction period ended in August 2001.

In October 1999, the Company adopted a long-term equity incentive plan, which provides for grants of stock options, stock appreciation rights (SARs), restricted stock and performance awards to directors, officers and employees of PCA, as well as others who engage in services for PCA. Option awards granted to officers and employees vest ratably over a four-year period, whereas option awards granted to directors

Packaging Corporation of America
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
September 30, 2004

2.   Summary of Accounting Policies (Continued)

vest immediately. The plan, which will terminate on October  19, 2009, provides for the issuance of up to 4,400,000 shares of common stock, of which 4,312,045 have been granted through September 30, 2004.

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

(in thousands)	Shares	Fair Value at Date of Grant
Balance, December 31, 2003	73,500	$1,354
Granted	4,500	97
Balance, March 31, 2004	78,000	1,451
Granted	71,500	1,709
Balance, June 30, 2004	149,500	3,160
Granted	—	—
Balance, September 30, 2004	149,500	$3,160

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
September 30, 2004

2.   Summary of Accounting Policies (Continued)

been accounted for using the fair value method as recommended by SFAS No. 123, compensation expense would have had the following pro forma effect on our net income and earnings per share for the periods presented:

	Three months ended September 30,
(In thousands, except per share amounts)	2004	2003
Net income (loss)—as reported	$25,673	$(32,336)
Add: Amortization of unearned compensation on restricted stock, net of tax	147	45
Less: Stock-based compensation expense determined using fair value method, net of tax	(965)	(881)
Net income (loss)—pro forma	$24,855	$(33,172)
Basic earnings (loss) per common share—as reported	$0.24	$(0.31)
Diluted earnings (loss) per common share—as reported	$0.24	$(0.31)
Basic earnings (loss) per common share—pro forma	$0.23	$(0.32)
Diluted earnings (loss) per common share—pro forma	$0.23	$(0.32)

	Nine months ended September 30,
(In thousands, except per share amounts)	2004	2003
Net income (loss)—as reported	$32,463	$(14,535)
Add: Amortization of unearned compensation on restricted stock, net of tax	284	45
Less: Stock-based compensation expense determined using fair value method, net of tax	(2,616)	(2,288)
Net income (loss)—pro forma	$30,131	$(16,778)
Basic earnings (loss) per common share—as reported	$0.31	$(0.14)
Diluted earnings (loss) per common share—as reported	$0.30	$(0.14)
Basic earnings (loss) per common share—pro forma	$0.28	$(0.16)
Diluted earnings (loss) per common share—pro forma	$0.28	$(0.16)

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

On October 13, 2004, the Financial Accounting Standards Board concluded that SFAS No. 123R, “Share-Based Payment,” which would require all companies to measure compensation cost for

Packaging Corporation of America
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
September 30, 2004

2.   Summary of Accounting Policies (Continued)

all share-based payments (including employee stock options) at fair value, would be effective for public companies for interim or annual periods beginning after June 15, 2005. The Company will apply the provisions of SFAS No. 123R beginning July 1, 2005, but has not yet determined the impact, if any, the adoption will have on its financial statements.

3.   Earnings Per Share

The following table sets forth the computation of basic and diluted income per common share for the periods presented.

	Three Months Ended September 30,
(In thousands, except per share data)	2004	2003
Numerator:
Net income (loss)	$25,673	$(32,336)
Denominator:
Basic common shares outstanding	106,602	104,303
Effect of dilutive securities:
Restricted stock	43	—
Stock options	1,120	—
Dilutive common shares outstanding	107,765	104,303
Basic income (loss) per common share	$0.24	$(0.31)
Diluted income (loss) per common share	$0.24	$(0.31)

	Nine Months Ended September 30,
(In thousands, except per share data)	2004	2003
Numerator:
Net income (loss)	$32,463	$(14,535)
Denominator:
Basic common shares outstanding	106,203	104,433
Effect of dilutive securities:
Restricted stock	35	—
Stock options	1,240	—
Dilutive common shares outstanding	107,478	104,433
Basic income (loss) per common share	$0.31	$(0.14)
Diluted income (loss) per common share	$0.30	$(0.14)

During the three and nine months ended September 30, 2003, if the effect of nonvested stock and options had been dilutive, it would have increased dilutive common shares outstanding by 1.7 million shares and 1.9 million shares, respectively.

Packaging Corporation of America
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
September 30, 2004

4.   Inventories

The components of inventories are as follows:

	September 30, 2004	December 31, 2003
(In thousands)		(audited)
Raw materials	$82,053	$75,801
Work in progress	6,624	4,895
Finished goods	59,417	54,260
Supplies and materials	64,365	63,922
Inventories at FIFO cost	212,459	198,878
Excess of FIFO over LIFO cost	(36,589)	(32,566)
Inventories	$175,870	$166,312

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

5.   Goodwill and Other Intangible Assets

Goodwill

Changes in the carrying amount of goodwill for the period ended September 30, 2004 are as follows:

(In thousands)
Balance as of December 31, 2003	$2,286
Acquisition of Acorn Corrugated Box Co.	15,194
Other	(106)
Total	$17,374

For additional information regarding the acquisition of Acorn Corrugated Box Co., see Note 9.

Packaging Corporation of America
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
September 30, 2004

5.   Goodwill and Other Intangible Assets (Continued)

Other Intangible Assets

The components of other intangible assets are as follows:

	As of September 30, 2004		As of December 31, 2003
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible assets subject to amortization:
Covenants not to compete	$1,766	$1,212	$1,391	$887
Customer lists	1,560	1,295	1,560	1,192
	3,326	2,507	2,951	2,079
Intangible pension asset	2,212	—	2,337	—
Total other intangible assets	$5,538	$2,507	$5,288	$2,079

6.   Letters of Credit

A summary of the Company’s letters of credit is set forth in the following table:

	September 30, 2004	December 31, 2003
(In thousands)		(audited)
Workers’ compensation	$18,573	$13,775
Environmental	1,113	1,272
Management equity loans	—	600
Total	$19,686	$15,647

The letter of credit related to the management equity loans guaranteed bank financing to enable certain members of PCA’s management to purchase equity under the management equity agreements discussed in Note 8, Shareholders’ Equity from PCA’s 2003 Annual Report on Form 10-K. The letter of credit expired in August of 2004.

The remaining letters of credit guarantee payment by PCA of workers’ compensation and various environmental obligations, including landfills and solid waste programs.

Packaging Corporation of America
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
September 30, 2004

7.   Debt

A summary of debt is set forth in the following table:

	September 30, 2004	December 31, 2003
(In thousands)		(audited)
Senior credit facility—
Term Loan, effective interest rate of 3.25% and 2.44% as of September 30, 2004 and December 31, 2003, respectively, due in varying annual installments beginning July 21, 2006 through 2008	$39,000	$39,000
Receivables credit facility, effective interest rate of 2.27% and 1.51% as of September 30, 2004 and December 31, 2003, respectively, due October 10, 2006	109,000	109,000
Senior notes, net of discount, interest at 4.375% payable semi-annually, due August 1, 2008	149,487	149,384
Senior notes, net of discount, interest at 5.750% payable semi-annually, due August 1, 2013	397,000	396,743
Senior subordinated notes, interest at 9.625%	—	3,617
Other	224	217
Total	694,711	697,961
Less: current portion	109,099	112,763
Total long-term debt	$585,612	$585,198

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

8.   Employee Benefit Plans and Other Postretirement Benefits

Effective May 1, 2004, PCA adopted a successor pension plan for salaried PCA employees previously covered by Pactiv Corporation’s pension plan. PCA’s salaried pension plan is similar in design, but not identical to, the pension plan provided by Pactiv. Prior participation service credited under the Pactiv plan will be recognized under PCA’s plan. Upon retirement, a participant’s total benefit will include both what was earned under the Pactiv plan through April 30, 2004, and what the participant has earned under the successor PCA plan. Benefits earned under the PCA plan are reduced by retirement benefits earned under the Pactiv plan through April 30, 2004. All assets and liabilities associated with benefits earned through April 30, 2004 for salaried employees and retirees were retained by the Pactiv plan.

Packaging Corporation of America
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
September 30, 2004

8.   Employee Benefit Plans and Other Postretirement Benefits (Continued)

For the three and nine months ended September 30, 2004 and 2003, net pension costs were comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2004	2003	2004	2003
Components of Net Periodic Benefit Cost
Service cost for benefits earned during the year	$3,300	$1,288	$7,478	$3,864
Interest cost on accumulated benefit obligation	556	119	1,181	357
Expected return on assets	(1)	—	(3)	—
Net amortization of unrecognized amounts	640	104	1,205	312
Net periodic benefit cost	$4,495	$1,511	$9,861	$4,533

The Company makes pension plan contributions to the extent such contributions are mandatory, actuarially determined and tax deductible. The Company expects to contribute $9.3 million to the pension plans in 2004.

For the three and nine months ended September 30, 2004 and 2003, net postretirement costs were comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2004	2003	2004	2003
Components of Net Periodic Benefit Cost
Service cost for benefits earned during the year	$209	$170	$627	$510
Interest cost on accumulated benefit obligation	122	97	366	291
Net amortization of unrecognized amounts	(52)	(65)	(156)	(195)
Net periodic benefit cost	$279	$202	$837	$606

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003, (the “Act”) was enacted. The Act introduced a prescription drug benefit under Medicare Part D as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. PCA has not yet determined whether benefits provided by its retiree medical plan for salaried employees are actuarially equivalent to Medicare Part D. As such, the net periodic postretirement benefit cost does not reflect any amount associated with the subsidy.

9.   Acquisition

On December 12, 2003, Packaging Corporation of Illinois, a wholly owned subsidiary of PCA, was formed to acquire the assets of Acorn Corrugated Box Co. (“Acorn”) for approximately $38.5 million. The acquisition of Acorn expands PCA’s capabilities in high quality graphics packaging and displays and increases PCA’s presence in the Chicago market. The transaction was completed on February 10, 2004.

Packaging Corporation of America
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
September 30, 2004

9.   Acquisition (Continued)

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

Results of Operations

Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003

The historical results of operations of PCA for the three months ended September 30, 2004 and 2003, are set forth below:

	For the Three Months Ended September 30,
(In thousands)	2004	2003	Change
Net sales	$498,753	$444,599	$54,154
Operating income	$49,855	$29,527	$20,328
Interest expense	(7,430)	(82,593)	75,163
Income (loss) before taxes	42,425	(53,066)	95,491
(Provision) benefit for income taxes	(16,752)	20,730	(37,482)
Net income (loss)	$25,673	$(32,336)	$58,009

Net Sales

Net sales increased by $54.2 million, or 12.2%, for the three months ended September 30, 2004 from the comparable period in 2003. The increase was the result of increased sales volumes and prices of corrugated products and containerboard to external third parties.

Total corrugated products volume sold for the three months ended September 30, 2004 increased 5.3% to 7.6 billion square feet from the comparable period in 2003. On a comparable shipments-per-workday basis, corrugated products volume was also up 5.3% from the third quarter of 2003. The percentage increase in volume on a total and shipments-per-workday basis is the same since the third quarter of both 2003 and 2004 consisted of 64 workdays. Shipments-per-workday is calculated by dividing our total corrugated products volume during the quarter by the number of workdays within the quarter.

Containerboard volume sold to external domestic and export customers for the three months ended September 30, 2004 increased 6.1% from the three months ended September 30, 2003. Containerboard mill production in the third quarter of 2004 was 595,000 tons compared to 567,000 tons in the same period of 2003.

Income Before Interest and Taxes (Operating Income)

Operating income increased by $20.3 million, or 68.8%, for the three months ended September 30, 2004 compared to the three months ended September 30, 2003. The increase was primarily attributable to increased sales prices and volume of corrugated products and containerboard to external third parties ($29.5 million). The higher prices and volume were partially offset by increases in costs for fiber at our containerboard mills ($3.7 million), higher transportation costs ($3.4 million), increased accruals for incentive compensation ($1.8 million), the estimated impact of the hurricanes’ in the southeast United States during the quarter ($1.8 million) and increased workers compensation charges ($1.5 million). Included in income before interest and taxes for the three months ended September 30, 2003 is $3.3 million of fees and expenses related to the Company’s debt refinancing which was completed in July 2003.

Gross profit increased $21.3 million, or 27.2%, for the three months ended September 30, 2004 from the comparable period in 2003. Gross profit as a percentage of sales increased from 17.6% of sales in the third quarter of 2003 to 20.0% of sales in the third quarter of 2004 due primarily to the increased sales prices and volume described previously.

Selling and administrative expenses increased $2.9 million, or 9.0%, for the three months ended September 30, 2004 compared to the same period in 2003. The increase was primarily the result of increased salary and incentive compensation expense ($2.1 million), higher travel and entertainment expenses ($0.2 million), and increased warehousing costs ($0.2 million) due to increased customer requirements.

Other expense for the three months ended September 30, 2004 was $2.3 million, a decrease of $0.3 million or 11.3%, compared to other expense of $2.6 million for the three months ended September 30, 2003, primarily due to a reduction in charges on disposals and transfer costs of fixed assets.

Corporate overhead decreased by $1.6 million, or 11.5%, for the three months ended September 30, 2004 from the comparable period in 2003. The decrease was primarily attributable to the fees and expenses recorded in connection with the Company’s debt refinancing of $3.3 million in the third quarter of 2003, partially offset by increased salary and incentive related expenses ($1.0 million) and higher professional fees primarily related to human resource matters and audit of internal controls ($0.5 million).

Interest Expense and Income Taxes

Interest expense decreased by $75.2 million, or 91.0%, for the three months ended September 30, 2004 from the three months ended June 30, 2003, primarily as a result of a $73.3 million charge recorded in the third quarter of 2003 related to the Company’s July 2003 debt refinancing, and lower debt levels.

PCA’s effective tax rate was 39.5% for the three months ended September 30, 2004 and 39.1% for the comparable period in 2003. The effective tax rate varies from the U.S. federal statutory tax rate of 35% principally due to the impact of state and local income taxes and a deduction for extraterritorial income exclusion.

Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003

The historical results of operations of PCA for the nine months ended September 30, 2004 and 2003, are set forth below:

	For the Nine Months Ended September 30,
(In thousands)	2004	2003	Change
Net sales	$1,397,435	$1,304,337	$93,098
Operating income	$76,412	$90,324	$(13,912)
Interest expense	(22,377)	(114,077)	91,700
Income (loss) before taxes	54,035	(23,753)	77,788
(Provision) benefit for income taxes	(21,572)	9,218	(30,790)
Net income (loss)	$32,463	$(14,535)	$46,998

Net Sales

Net sales increased by $93.1 million, or 7.1%, for the nine months ended September 30, 2004 from the comparable period in 2003. The increase was the result of increased sales volumes of corrugated products and containerboard to external third parties.

Total corrugated products volume sold for the nine months ended September 30, 2004 increased 7.2% to 22.5 billion square feet from the comparable period in 2003. On a comparable shipments-per-workday basis, corrugated products volume was also up 7.2% from the comparable period in 2003. The percentage increase in volume on a total and shipments-per-workday basis is the same since the first nine months of both 2003 and 2004 contained 190 workdays. Containerboard volume to external domestic and export customers increased 7.7% for the nine months ended September 30, 2004 from the comparable period in 2003. Containerboard mill production for the nine months ended September 30, 2004 was 1,719,000 tons compared to 1,655,000 tons in the same period in 2003.

Income Before Interest and Taxes (Operating Income)

Operating income decreased by $13.9 million, or 15.4%, for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003. The decrease was primarily attributable to lower sales prices and higher transportation expenses ($32.9 million), increases in costs of recycled fiber ($6.9 million), and higher energy costs ($4.0 million). These income reduction items were partially offset by increased sales volume of $31.1 million.

Gross profit decreased $16.3 million, or 7.1%, for the nine months ended September 30, 2004 from the comparable period in 2003. Gross profit as a percentage of sales declined from 17.6% of sales in the first nine months of 2003 to 15.2% of sales in the first nine months of 2004 due primarily to the decreased sales prices and increased operating costs described previously.

Selling and administrative expenses increased $4.5 million, or 4.7%, for the nine months ended September 30, 2004 compared to the same period in 2003. The increase was primarily the result of increased salary and incentive compensation expense ($1.6 million), increased salary fringe benefits ($0.8 million), higher warehousing and rent costs ($0.7 million) due to increased customer requirements, higher travel and entertainment expenses ($0.7 million), and other general selling and employment related expenses ($0.5 million).

Other expense for the nine months ended September 30, 2004 was $3.4 million compared to $8.4 million for the nine months ended September 30, 2003, a decrease of $5.0 million or 59.9%. During the second quarter of 2004, PCA recorded a $2.0 million pre-tax gain from the sale of a small portion of its investment in Southern Timber Venture, LLC. In addition, charges related to the disposal and transfer of fixed assets were $2.2 million lower in the first nine months of 2004 compared to the comparable period of 2003.

Corporate overhead decreased by $1.8 million, or 5.2%, for the nine months ended September 30, 2004 from the comparable period in 2003. The decrease was primarily attributable to the fees and expenses recorded in connection with the Company’s debt refinancing of $3.3 million in the third quarter of 2003, partially offset by higher professional fees primarily related to human resource and legal matters and audit of internal controls ($0.9 million) and increased salary expense ($0.6 million).

Interest Expense and Income Taxes

Interest expense decreased by $91.7 million, or 80.4%, for the nine months ended September 30, 2004 from the nine months ended September 30, 2003, primarily as a result of the $73.3 million charge recorded in the third quarter of 2003 related to the Company’s July 2003 debt refinancing, lower interest rates as a result of the refinancing, and lower debt levels.

PCA’s effective tax rate was 39.9% for the nine months ended September 30, 2004 and 38.8% for the comparable period in 2003. The effective tax rate varies from the U.S. federal statutory tax rate of 35% principally due to the impact of state and local income taxes and a deduction for extraterritorial income exclusion.

Liquidity and Capital Resources

The following table presents a summary of our cash flows for the periods presented:

	For the Nine Months Ended September 30,
(In thousands)	2004	2003	Change
Net cash provided by (used for):
Operating activities	$103,226	$148,959	$(45,733)
Investing activities	(113,867)	(83,747)	(30,120)
Financing activities	(42,014)	(79,866)	37,852
Net decrease in cash	$(52,655)	$(14,654)	$(38,001)

Operating Activities

Cash flow provided by operating activities for the nine months ended September 30, 2004 was $103.2 million, a decrease of $45.7 million, or 30.7%, from the comparable period in 2003. The decrease was primarily due to unfavorable changes in working capital of $30.3 million, higher hourly pension contributions in 2004 of $7.9 million and decreased deferred income taxes of $4.0 million, after adjusting 2003 deferred taxes for the impact of the July 2003 debt refinancing. The unfavorable changes in working capital were driven by a $13.0 million payment to Pactiv Corporation in January 2004 for a fourth quarter 2003 negotiated settlement of pension benefits and workers’ compensation liabilities dating back to April 12, 1999, the date Tenneco Packaging Inc. (now known as Pactiv) sold us to PCA Holdings LLC. This payment was accrued in the fourth quarter of 2003. The higher working capital levels were also driven by unfavorable changes in accounts payable ($11.1 million) and accounts receivable ($7.1 million) due to higher sales volume and pricing in 2004 previously described.

Investing Activities

Net cash used for investing activities for the nine months ended September 30, 2004 increased $30.1 million, or 36.0%, to $113.9 million, compared to the nine months ended September 30, 2003. The increase was related to more cash used to acquire businesses of $35.7 million, primarily driven by the acquisition of Acorn Corrugated Box Co. in February 2004, partially offset by lower general additions to property, plant and equipment of $1.7 million and higher proceeds from disposals of $2.5 million during the first nine months of 2004 compared to the same period in 2003. See Note 9 to our condensed consolidated financial statements included elsewhere in this report for additional information regarding the acquisition of Acorn Corrugated Box Co.

Financing Activities

Net cash used for financing activities totaled $42.0 million for the nine months ended September 30, 2004, a decrease of $37.9 million, or 47.4%, from the comparable period in 2003. The decrease was primarily attributable to $4.0 million in debt prepayments in 2004 compared to $83.1 million in debt prepayments that PCA made prior to the debt refinancing in July 2003, stock repurchases of $17.5 million during the first nine months of 2003 and higher proceeds received from stock option exercises of $3.0 million in the first nine months of 2004 compared to the same period in 2003. This was partially offset by dividend payments on PCA’s common stock of $47.7 million in January, April and July of 2004 and the $14.0 million in proceeds that PCA netted from the debt refinancing in 2003 described below.

In connection with the debt refinancing in July of 2003, PCA received proceeds, net of discount, of $595.8 million from its senior notes offering and new bank facility and $27.0 million from settlement of the Treasury locks in July, which it used to complete the tender offer of its 9 5/8% senior subordinated notes in the amount of $602.3 miilion, including the premium. PCA also incurred financing costs in the amount of $6.5 million in connection with the debt refinancing.

PCA’s primary sources of liquidity are net cash provided by operating activities, borrowings under PCA’s revolving credit facility, and additional borrowings under PCA’s receivables credit facility. As of September 30, 2004, PCA had $141.0 million in unused borrowing capacity under its existing credit agreements. PCA’s primary uses of cash are for capital expenditures, debt service and common stock dividends, which it expects to be able to fund from these sources.

The following table provides the outstanding balances and the weighted average interest rates as of September 30, 2004 for each of PCA’s outstanding term loan, the revolving credit facility, the receivables credit facility, and the five- and ten-year senior notes:

Borrowing Arrangement	Balance at Sept. 30, 2004	Weighted Average Interest Rate	Projected Annual Cash Interest Payments
	(in thousands)
Senior Credit Facility:
Term Loan	$39,000	3.250%	$1,268
Revolving Credit Facility	—	N/A	N/A
Receivables Credit Facility	109,000	2.272	2,476
4 3/8% Five-Year Notes	150,000	4.375	6,563
5 3/4% Ten-Year Notes	400,000	5.750	23,000
Total	$698,000	4.772%	$33,307

The above table excludes unamortized debt discount of $3.5 million at September 30, 2004. It also excludes from the projected annual cash interest payments, income from the annual amortization of the $27.0 million received in July 2003 from the settlement of the Treasury locks related to the five- and ten-year notes. The amortization is being recognized over the terms of the five- and ten-year notes.

The borrowings under the revolving credit facility are available to fund PCA’s working capital requirements, capital expenditures and other general corporate purposes. The term loan must be repaid in quarterly installments from July 2006 through 2008. The revolving credit facility will terminate in July 2008. The receivables credit facility will terminate in October 2006.

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

PCA currently expects to incur capital expenditures of approximately $110.0 million in 2004. These expenditures will be used primarily for maintenance capital, cost reduction, business growth and environmental compliance. As of September 30, 2004, PCA had spent $76.5 million for capital expenditures and had committed to spend an additional $49.4 million in 2004 and beyond.

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

Market Risk and Risk Management Policies

PCA is exposed to the impact of interest rate changes and changes in the market value of its financial instruments. PCA periodically enters into derivatives in order to minimize these risks, but not for trading purposes. As of September 30, 2004, PCA did not have any derivatives.

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

Impact of Inflation

PCA does not believe that inflation has had a material impact on its financial position or results of operations during the third quarters of 2004 and 2003.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to bad debts, inventories, intangible assets, pensions and other post-retirement benefits, income taxes, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

PCA has included in its Annual Report on Form 10-K for the year ended December 31, 2003, a discussion of its critical accounting policies which we believe affect our more significant judgments and estimates used in the preparation of our consolidated financial statements. PCA has not made any changes in any of these critical accounting policies during the first nine months of 2004.

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

Available Information

The Company’s internet website address is www.packagingcorp.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge through our website as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission.

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

During the quarter ended September 30, 2004, there were no changes in internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, PCA’s internal control over financial reporting.

Based upon their evaluation as of September 30, 2004, PCA’s Chief Executive Officer and Chief Financial Officer have concluded that PCA’s disclosure controls and procedures are effective to ensure that material information relating to PCA is made known to management, including the Chief Executive Officer and Chief Financial Officer, particularly during the periods when PCA’s periodic reports are being prepared.

PART II
OTHER INFORMATION

Item 1.   Legal Proceedings.

On May 14, 1999, PCA was named as a defendant in two Consolidated Class Action Complaints which alleged a civil violation of Section 1 of the Sherman Act. The suits, then captioned Winoff Industries, Inc. v. Stone Container Corporation, MDL No. 1261 (E.D. Pa.) and General Refractories Co. v. Gaylord Container Corporation, MDL No. 1261 (E.D. Pa.), name PCA as a defendant based solely on the allegation that PCA is successor to the interests of Tenneco Packaging Inc. and Tenneco Inc., both of which were also named as defendants in the suits, along with nine other linerboard and corrugated sheet manufacturers. The complaints allege that the defendants, during the period October 1, 1993 through November 30, 1995, conspired to limit the supply of linerboard, and that the purpose and effect of the alleged conspiracy was to artificially increase prices of corrugated containers and corrugated sheets, respectively. On November 3, 2003, Pactiv (formerly known as Tenneco Packaging), Tenneco and PCA entered into an agreement to settle the class action lawsuits. The settlement agreement provides for a full release of all claims against PCA as a result of the class action lawsuits and was approved by the Court in an opinion issued on April 21, 2004. Approximately 160 plaintiffs opted out of the class and together filed about ten direct action complaints in various federal courts across the country. All of the opt-out complaints make allegations against the defendants, including PCA, substantially similar to those made in the class actions. The settlement agreement does not cover these direct action cases. These actions have almost all been consolidated as In re Linerboard, MDL 1261 (E.D. Pa.) for pretrial purposes. Fact discovery is proceeding and is currently set to close March 31, 2005. As of the date of this filing, we believe it is not reasonably possible that the outcome of this litigation will have a material adverse effect on our financial position or results of operations.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.   Defaults Upon Senior Securities.

None.

Item 4.   Submission of Matters to a Vote of Security Holders.

None.

Item 5.   Other Information.

None.

Item 6.   Exhibits.

10.1                Amendment No. 5 to Credit and Security Agreement, dated as of October 8, 2004, among Packaging Receivables Company, LLC, Packaging Credit Company, LLC, Blue Ridge Asset Funding Corporation and Wachovia Bank, N.A.

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

Date: November 2, 2004