Form 10-K
period 2004-12-31
PACKAGING CORP OF AMERICA
filed 2005-03-09
CIK 75677

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

Commission file number 1-15399

PACKAGING CORPORATION OF AMERICA

(Exact Name of Registrant as Specified in its Charter)

Delaware	36-4277050
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
1900 West Field Court, Lake Forest, Illinois	60045
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code (847) 482-3000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value	New York Stock Exchange

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

At June 30, 2004, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the Registrant’s common equity held by nonaffiliates was approximately $1,471,153,458. This calculation of market value has been made for the purposes of this report only and should not be considered as an admission or conclusion by the Registrant that any person is in fact an affiliate of the Registrant.

On March 8, 2005, there were 107,360,661 shares of Common Stock outstanding.

Documents Incorporated by Reference

Specified portions of the Proxy Statement for the Registrant’s 2005 Annual Meeting of Shareholders are incorporated by reference to the extent indicated in Part III of this Form 10-K.

PART I

Item 1.   BUSINESS

General

Packaging Corporation of America, or PCA, is the sixth largest producer of containerboard and corrugated products in the United States, based on production capacity as reported in the Pulp & Paper 2003-2004 Global Fact and Price Book. With 2004 net sales of $1.9 billion, PCA produced about 2.3 million tons of containerboard, of which about 80% of the tons produced was consumed in our corrugated products manufacturing plants, 13% was sold to domestic customers and 7% was sold to the export market. Our corrugated products manufacturing plants sold about 29.9 billion square feet (BSF) of corrugated products.

Containerboard Production and Corrugated Shipments

		First	Second	Third	Fourth	Full
		Quarter	Quarter	Quarter	Quarter	Year
Containerboard Production (thousand tons)	2004	547	577	595	599	2,318
	2003	531	557	567	578	2,233
	2002	520	548	578	558	2,204
Corrugated Shipments (BSF)	2004	7.2	7.7	7.6	7.4	29.9
	2003	6.8	7.0	7.3	7.0	28.1
	2002	6.5	7.2	7.3	6.5	27.5

The 2.3 million tons of containerboard that we produced in 2004 included 1.4 million tons of kraft linerboard produced at our mills located in Counce, Tennessee and Valdosta, Georgia and 0.9 million tons of semi-chemical corrugating medium produced at our mills located in Tomahawk, Wisconsin and Filer City, Michigan. We currently lease the cutting rights to approximately 115,000 acres of timberland located near our Counce and Valdosta mills. We also have supply agreements on about 600,000 of the 800,000 acres of timberland we sold during 1999 and 2000.

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

On November 29, 2000, PCA established an on-balance sheet securitization program for its trade accounts receivable. To effectuate this program, PCA formed a wholly-owned limited purpose subsidiary, Packaging Credit Company, LLC, or PCC, which in turn formed a wholly-owned, bankruptcy-remote, special-purpose subsidiary, Packaging Receivables Company, LLC, or PRC, for the purpose of acquiring receivables from PCC. Both of these entities are included in the consolidated financial statements of PCA. Under this program, PCC purchases on an ongoing basis all of the receivables of PCA and sells such receivables to PRC. PRC and lenders established a $150.0 million receivables-backed revolving credit facility through which PRC obtains funds to purchase receivables from PCC. The receivables purchased by PRC are and will be solely the property of PRC. In the event of a liquidation of PRC, the creditors of PRC would be entitled to satisfy their claims from PRC’s assets prior to any distribution to PCC or PCA. Credit available under the receivables credit facility is on a borrowing-base formula. As a result, the full amount of the facility may not be available at all times. On October 13, 2003, PCA renewed the receivables credit facility for an additional three-year term, expiring on October 10, 2006. As of December 31, 2004, $109.0 million was outstanding and $41.0 million was available for additional borrowing under the receivables credit facility. The highest outstanding principal balance under the receivables credit facility during fiscal 2004 was $109.0 million.

During 2001, Pactiv sold approximately 6,160,240 shares of PCA common stock, which represented its remaining ownership interest.

On July 7, 2003, PCA repaid all borrowings under its then-existing senior credit facility. This facility was replaced with a senior unsecured credit facility that provides for a $100.0 million revolving credit facility, including a $35.0 million subfacility for letters of credit, and a $50.0 million term loan. The senior credit facility closed on July 21, 2003, and it expires in 2008. PCA’s total borrowings under the senior credit facility as of December 31, 2004 consisted of $39.0 million of term loans.

On July 21, 2003, PCA closed its offering and private placement of $150.0 million of 4 3/8% five-year notes and $400.0 million of 5 3/4% ten-year notes. On July 22, 2003, PCA used the net proceeds from the offering, together with the borrowings under the senior credit facility and cash on hand, to purchase $546.4 million, or 99.3%, of its then outstanding 9 5/8% senior subordinated notes. As a result of these transactions, PCA recorded a one-time charge of approximately $76.6 million ($46.7 million after-tax) in the third quarter of 2003. The $76.6 million charge includes the tender offer premium of $55.9 million and a $17.4 million non-cash charge for the write-off of deferred financing fees due to the early extinguishment of debt, which are included in interest expense, and fees and expenses of $3.3 million, which are included in corporate overhead. As required by their terms, the $150.0 million of 4 3/8% five-year notes and $400.0 million of 5 3/4% ten-year notes were exchanged for publicly registered securities in the same amounts in a registered exchange offer completed in December 2003. The remaining senior subordinated notes were repurchased on April 1, 2004.

On October 13, 2003, PCA announced its intentions to begin paying a quarterly cash dividend of $0.15 per share, or $0.60 per share annually, on its common stock. The first quarterly dividend of $0.15 per share was paid on January 15, 2004 to shareholders of record as of December 15, 2003.

On February 10, 2004 Packaging Corporation of Illinois, a wholly owned subsidiary of Packaging Corporation of America, acquired the assets of Acorn Corrugated Box Company (Acorn) for approximately $38 million. Acorn, a producer of high quality graphics packaging is located in Bedford Park, Illinois, a suburb of Chicago, Illinois.

On January 19, 2005 PCA announced an increase on its quarterly dividend to $0.25 per share, or $1.00 per share annually, on its common stock. The first quarterly cash dividend of $0.25 per share will be payable to shareholders of record as of March 15, 2005 with a payment date of April 15, 2005.

Industry Overview

According to the Fibre Box Association, the value of industry shipments of corrugated products was over $23 billion in 2004.

The primary end-use markets for corrugated products are shown below:

Food, beverages and agricultural products	42.1%
Paper products	25.1%
Petroleum, plastic, synthetic and rubber products	11.7%
Appliances, machinery and vehicles	6.2%
Glass, pottery, metal products and containers	6.0%
Miscellaneous manufacturing	5.2%
Textile mill products and apparel	2.3%

Corrugated products plants tend to be located in close proximity to customers to minimize freight costs. The U.S. corrugated products industry consists of approximately 650 companies and 1,400 plants.

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

Counce.   Our Counce, Tennessee mill is one of the largest linerboard mills in the United States. Its production capacity is approximately 1,002,000 tons per year. In 2004, we produced 999,000 tons of kraft linerboard on two paper machines at Counce. We produced a broad range of basis weights from 26 lb. to 90 lb. The mill also produces a variety of performance and specialty grades of linerboard.

Valdosta.   Our Valdosta, Georgia mill is a kraft linerboard mill that has a production capacity of approximately 463,000 tons per year. In 2004, our single paper machine at Valdosta produced 457,000 tons of kraft linerboard. Valdosta produces linerboard ranging from 33 lb. to 90 lb.

Tomahawk.   Our Tomahawk, Wisconsin mill is the second largest corrugating medium mill in the United States with production capacity of 573,000 tons per year. In 2004, we produced 572,000 tons of semi-chemical corrugating medium on three paper machines, one of which is among the largest corrugating medium machines in the world. On  January 20, 2005, we announced that we will shut down our  number three paper machine at Tomahawk after resuming reliable production on our number one paper machine at Filer City due to lower incremental fiber and transportation costs at Filer City. This plan is based on current market conditions and productivity and could change if market conditions or productivity levels change going forward. Tomahawk’s production capacity on the two paper machines remaining in operation is 507,000 tons. Our Tomahawk mill produces a broad range of basis weights from 23 lb. to 40 lb. and a variety of performance and specialty grades of corrugating medium.

Filer City.   Our Filer City, Michigan mill is a semi-chemical corrugating medium mill with a production capacity of 363,000 tons. In 2004, we ran two of the three paper machines at Filer City and produced 290,000 tons of corrugating medium. On January 25, 2005 we resumed operation of our number one paper machine at Filer City and now operate all three paper machines at the mill. Filer City produces corrugating medium grades ranging in basis weight from 23 lb. to 40 lb.

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

During 1999 and 2000, PCA sold about 800,000 acres of timberland. As part of the timberland sale agreements, we entered into supply arrangements covering about 600,000 acres of the total acres sold. We also hold a 31 1/3% equity ownership interest in approximately 150,000 acres owned by Southern Timber Venture, LLC.

In addition to the timberland we manage ourselves, our Forest Management Assistance Program provides professional forestry assistance to private timberland owners to improve harvest yields and to optimize their harvest schedule. We have managed the regeneration of approximately 125,000 acres by supplying pine seedlings. In exchange for our expertise, we are given the right of first refusal over timber sales from those lands. These private lands include over 215,000 acres of timberland. We expect to harvest approximately 75,000 cords of wood from these forests annually.

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

The two remaining sawmills that we owned and operated in 2004 are located in Ackerman and Fulton, Mississippi. During 2004, these two sawmills sold 136 million board feet of lumber used to make furniture and building products. We also have an air-dry yard operation in Burnsville, Mississippi that holds newly cut lumber while it dries.

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

Customers

PCA’s corrugated products group sells to over 8,200 customers in over 15,000 locations. About 65% to 70% of our corrugated products customers are regional and local accounts, which are broadly diversified across industries and geographic locations. The remaining 30% to 35% of our customer base consists primarily of national accounts, or those customers with a national presence. These customers typically purchase corrugated products from several of our box plants throughout the United States.

Major Raw Materials Used

Fiber supply.   Fiber is the single largest cost in the manufacture of containerboard. PCA consumes both wood fiber and recycled fiber in our containerboard mills. We have no 100% recycled mills, or those mills whose fiber consumption consists solely of recycled fiber. To reduce our fiber costs, we have invested in processes and equipment to ensure a high degree of fiber flexibility. Our mills have the capability to shift a portion of their fiber consumption between softwood, hardwood and recycled sources. With the exception of our Valdosta mill, our other mills can utilize some recycled fiber in their containerboard production. Our ability to use various types of virgin and recycled fiber helps mitigate the impact of changes in the prices of various fibers. Our corrugated products plants generate recycled fiber as a by-product from the manufacturing process, which is sold to our mills directly or through trade agreements. During 2004, our containerboard mills consumed approximately 602,000 tons of recycled fiber and our corrugated converting operations generated approximately 205,000 tons of recycled fiber. As a result, PCA was a net recycled fiber buyer of 397,000 tons, or 17% of our total fiber requirements.

Energy supply.   Energy at the mills is obtained through purchased electricity or through various fuels, which are converted to steam or electricity on-site. Fuel sources include coal, natural gas, oil, internally produced and purchased bark and by-products of the containerboard manufacturing and pulping process. These fuels are burned in boilers to produce steam. Steam turbine generators are used to produce electricity. To reduce our mill energy cost, we have invested in processes and equipment to ensure a high level of purchased fuel flexibility. Historically, natural gas and fuel oil have shown more price volatility than coal and purchased bark. During 2004, 11.7 million M2 BTU’s (million BTU’s), or approximately 70% of our mills’ purchased fuel needs, were from purchased bark and coal, historically our two lowest cost purchased fuels. For the same period, our mills consumed about 1.4 million M2 BTU’s of natural gas (9% of the mills’ total purchased fuels) and 3.1 million M2 BTU’s of fuel oil (19% of the mills’ total purchased fuels).

Our two, kraft linerboard mills at Counce and Valdosta generate approximately 70% of their fuel requirements from their own by-products. Approximately 45% of the electricity consumed by our four mills is generated on-site.

PCA’s corrugated plants each have a boiler that produces steam which is used by the corrugator. The majority of these boilers burn natural gas, although some also have the ability to burn fuel oil. During 2004, PCA’s corrugated products plants consumed approximately 1.8 million M2 BTU’s of natural gas.

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

Employees

As of December 31, 2004, we had approximately 8,100 employees. Approximately 2,200 of these employees were salaried and approximately 5,900 were hourly. Approximately 75% of our hourly employees are represented by unions. Our unionized employees are represented primarily by the Paper, Allied Industrial, Chemical, Energy Workers International Union (PACE), the International Association of Machinists (IAM), the Graphic Communications International Union (GCIU), and the United Steel Workers of America (USWA).

Contracts for unionized mill employees at our containerboard mills expire between May 2006 and October 2009. Contracts for unionized corrugated plant employees expire between October 2004 and January 2011. We are currently in negotiations to renew or extend any union contracts that have recently expired or are expiring in the near future.

During 2004 we experienced no work stoppages. In 2001, we experienced a one-month strike at our Filer City mill with the USWA. The strike was settled, and the mill’s current agreement expires in May 2006. Prior to this incident we had experienced no instances of significant work stoppages in the previous 15 years. We believe we have satisfactory relations with our employees.

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

1.     Resource Conservation and Recovery Act (RCRA)

2.     Clean Water Act (CWA)

3.     Clean Air Act (CAA)

4.     The Emergency Planning and Community Right-to-Know-Act (EPCRA)

5.     Toxic Substance Control Act (TSCA)

6.     Safe Drinking Water Act (SDWA)

We believe that we are currently in material compliance with these and all applicable environmental rules and regulations. Because environmental regulations are constantly evolving, we have incurred, and will continue to incur, costs to maintain compliance with these and other environmental laws. For the year ended December 31, 2004 we spent approximately $15.1 million to comply with the requirements of these and other environmental laws. For the years ended December 31, 2003 and 2002 the costs of environmental compliance were approximately $12.4 million and $11.5 million, respectively. We work diligently to anticipate and budget for the impact of applicable environmental regulations and do not currently expect that future environmental compliance obligations will materially affect our business or financial condition.

In April 1998, the United States Environmental Protection Agency (EPA) finalized a new Clean Air and Water Act commonly referred to as the Cluster Rules, which govern all pulp and paper mill operations, including those at our mills. Over the next several years, the Cluster Rules will affect our allowable discharges of air and water pollutants. As a result, PCA and its competitors are required to incur costs to ensure compliance with these new rules. From 1997 through 2004, we spent approximately $34.5 million on Cluster Rule compliance to meet Clean Air Act requirements. Total capital costs for environmental matters, including Cluster Rule compliance, were $9.3 million for 2004. We currently estimate 2005 environmental capital expenditures will be $14.1 million, of which $3.0 million of the expenditures are to meet Cluster Rule requirements. Our current spending projections to complete all Cluster Rule compliance requirements at our four mills is about $4.8 million, which will be spent between 2005 and 2007.

As is the case with any industrial operation, we have in the past incurred costs associated with the remediation of soil or groundwater contamination. From 1994 through 2004, remediation costs at our mills and converting plants totaled about $3.1 million. We do not believe that any on-going remedial projects are material in nature. As of December 31, 2004, we maintained an environmental reserve of $5.7 million, which includes funds relating to onsite landfill and surface impoundments as well as on-going and anticipated remedial projects. Of the $5.7 million reserve, $3.8 million is reserved for our landfill obligations, which are accounted for in accordance with SFAS No. 143, “Accounting for Asset Retirement Obligations”. We believe these reserves are adequate.

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

As of this filing, we believe that it is not reasonably possible that future environmental expenditures above the $5.7 million accrued as of December 31, 2004 will have a material impact on our financial condition and results of operations.

Forward-looking Statements

Some of the statements in this report and in our 2004 Annual Report to Shareholders, and in particular, statements found in Management’s Discussion and Analysis of Financial Condition and Results of Operations, that are not historical in nature may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are often identified by the words “will,” “should,” “anticipate,” “believe,” “expect,” “intend,” “estimate,” “hope,” or similar expressions. These statements reflect management’s current views with respect to future events and are subject to risks and uncertainties. There are important factors that could cause actual results to differ materially from those in forward-looking statements, many of which are beyond our control. These factors, risks and uncertainties include the following:

•       the impact of general economic conditions;

•  containerboard and corrugated products general industry conditions, including competition, product demand and product pricing;

•  fluctuations in wood fiber and recycled fiber costs;

•  fluctuations in purchased energy costs; and

•  legislative or regulatory requirements, particularly concerning environmental matters.

Our actual results, performance or achievement could differ materially from those expressed in, or implied by, these forward-looking statements, and accordingly, we can give no assurances that any of the events anticipated by the forward-looking statements will transpire or occur, or if any of them do so, what impact they will have on our results of operations or financial condition. In view of these uncertainties, investors are cautioned not to place undue reliance on these forward-looking statements. We expressly disclaim any obligation to publicly revise any forward-looking statements that have been made to reflect the occurrence of events after the date hereof. For a discussion of other factors that may affect our business, see the “Risk Factors” exhibit included elsewhere in this report.

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

Certifications

On May 14, 2004, the Company filed with the New York Stock Exchange the Annual CEO Certification regarding the Company’s compliance with the NYSE’s Corporate Governance listing standards as required by Section 303A.12(a) of the New York Stock Exchange Listed Company Manual. In addition, the Company has filed as exhibits to its Annual Report on Form 10-K for the year ended December 31, 2004, the applicable certifications of its Chief Executive Officer and its Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act of 2002, regarding the quality of the Company’s public disclosures.

Item 2.   PROPERTIES

The table below provides a summary of our containerboard mills, the principal products produced and each mill’s annual capacity.

Location	Function	Capacity (tons)
Counce, TN	Kraft linerboard mill	1,002,000
Valdosta, GA	Kraft linerboard mill	463,000
Tomahawk, WI	Semi-chemical medium mill	573,000
Filer City, MI	Semi-chemical medium mill	363,000
Total		2,401,000	*

*       On January 20, 2005 we announced that we would start up our number one paper machine at our Filer City mill and, after this machine was performing reliably, we would then shut down our number three paper machine at our Tomahawk mill. Shutting down the number three machine at Tomahawk will reduce our total productive capacity by 66,000 tons to 507,000 tons and to 2,335,000 tons for our total containerboard mill system. This plan is based on current market conditions and productivity and could change if market conditions or productivity levels change going forward.

We currently own all four containerboard mills and 44 of our corrugated manufacturing operations. We also own two sawmills, an air-drying yard, one warehouse and miscellaneous other property, which includes sales offices and woodlands forest management offices. These sales offices and woodlands forest management offices generally have one to four employees and serve as administrative offices. PCA leases the space for three corrugated plants, 19 sheet plants, five regional design centers, and numerous other distribution centers, warehouses and facilities. The equipment in these leased facilities is, in virtually all cases, owned by PCA except for forklifts and other rolling stock which is generally leased.

We lease the cutting rights to approximately 115,000 acres of timberland located near our Counce and Valdosta mills. Most of these cutting rights agreements have terms with over 15 years remaining.

We currently lease space for our executive and administrative offices in Lake Forest, Illinois. The lease for the Lake Forest, Illinois facility is a short term, facility use agreement lease with automatic renewal rights. Specifically, this lease is a continuous month-to-month lease with unlimited automatic renewals entitling either party the right to terminate the lease with at least 8 months notice. We currently believe that our owned and leased space for facilities and properties are sufficient to meet our operating requirements for the foreseeable future.

Item 3.   LEGAL PROCEEDINGS

On May 14, 1999, PCA was named as a defendant in two Consolidated Class Action Complaints which alleged a civil violation of Section 1 of the Sherman Act. The suits, then captioned Winoff Industries, Inc. v. Stone Container Corporation, MDL No. 1261 (E.D. Pa.) and General Refractories Co. v. Gaylord Container Corporation, MDL No. 1261 (E.D. Pa.), name PCA as a defendant based solely on the allegation that PCA is successor to the interests of Tenneco Packaging Inc. and Tenneco Inc., both of which were also named as defendants in the suits, along with nine other linerboard and corrugated sheet manufacturers. The complaints allege that the defendants, during the period October 1, 1993 through November 30, 1995, conspired to limit the supply of linerboard, and that the purpose and effect of the alleged conspiracy was to artificially increase prices of corrugated containers and corrugated sheets, respectively. On November 3, 2003, Pactiv (formerly known as Tenneco Packaging), Tenneco and PCA entered into an agreement to settle the class action lawsuits. The settlement agreement provides for a full release of all claims against PCA as a result of the class action lawsuits and was approved by the Court in an opinion issued on April 21, 2004. Approximately 160 plaintiffs opted out of the class and together filed about ten direct action complaints in various federal courts across the country. All of the opt-out complaints make allegations against the defendants, including PCA, substantially similar to those made in the class actions. The settlement agreement does not cover these direct action cases. These actions have all been consolidated as In re Linerboard, MDL 1261 (E.D. Pa.) for pretrial purposes. Fact discovery is proceeding and is currently set to close June 30, 2005. As of the date of this filing, we believe it is not reasonably possible that the outcome of this litigation will have a material adverse effect on our financial position, results of operations or cash flows.

PCA is also party to various legal actions arising in the ordinary course of our business. These legal actions cover a broad variety of claims spanning our entire business. As of the date of this filing, we believe it is not reasonably possible that the resolution of these legal actions will, individually or in the aggregate, have a material adverse effect on our financial condition, results of operations or cash flows.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders in the fourth quarter of 2004.

PART II

Item 5.   MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Common Stock; Dividends

PCA’s common stock is listed on the New York Stock Exchange under the symbol “PKG”. The following table sets forth the high and low sale prices and dividends as reported by the New York Stock Exchange during the last two years.

	2004			2003
	Sales Price		Dividends	Sales Price		Dividends
Quarter Ended	High	Low	Declared	High	Low	Declared
March 31	$23.97	$21.10	$0.15	$19.23	$16.28	$—
June 30	25.21	20.99	0.15	19.20	17.23	—
September 30	24.79	22.07	0.15	20.80	17.84	—
December 31	24.60	21.28	0.15	22.11	18.85	0.15

As of March 8, 2005, there were 64 holders of record of our common stock.

On October 13, 2003, PCA announced its intention to begin paying a quarterly cash dividend of $0.15 per share, or $0.60 per share annually, on its common stock. The first quarterly dividend of $0.15 per share was paid on January 15, 2004 to shareholders of record as of December 15, 2003. On January 19, 2005, the Company announced an increase in its quarterly cash dividend to $0.25 per common share, or $1.00 per share annually, on its common stock. The first quarterly cash dividend of $0.25 per share will be payable to shareholders of record as of March 15, 2005 with a payment date of April 15, 2005. The Company expects to pay regular cash dividends, although there is no assurance as to future dividends because they depend on future earnings, capital requirements and financial condition. There are currently no restrictions on the amount of dividends we can pay on our common stock under our existing indebtedness agreements.

No equity securities of PCA were sold by PCA during fiscal year 2004 which were not registered under the Securities Act of 1933.

Stock Repurchase Program

On May 16, 2001, PCA announced a $100 million common stock repurchase program. We may continue to repurchase shares from time to time. Through December 31, 2003, we repurchased 5,195,600 shares of common stock for $88.8 million. All repurchased shares were retired prior to December 31, 2003. No shares of common stock were repurchased in 2004.

Item 6.   SELECTED FINANCIAL DATA

The following table sets forth the selected historical financial and other data of PCA. The information contained in the table should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the historical consolidated financial statements of PCA, including the notes thereto, contained elsewhere in this report.

	For the Year Ended December 31,
	2004	2003	2002	2001	2000
(In thousands, except per share data)
Statement of Income Data:
Net sales	$1,890,085	$1,735,534	$1,735,858	$1,789,956	$1,921,868
Income (loss) before cumulative effect of accounting change	$68,730	$(14,358)	$48,179	$106,913	$ 161,901
Cumulative effect of accounting change(1)	—	—	—	(495)	—
Net income (loss)	68,730	(14,358)	48,179	106,418	161,901
Preferred dividends and accretion of preferred stock issuance costs(2)	—	—	—	—	(18,637)
Net income (loss) available to common shareholders	$68,730	$(14,358)	$48,179	$106,418	$143,264
Basic earnings per share:
Income (loss) before cumulative effect of accounting change	$.65	$(.14)	$.46	$1.00	$1.37
Cumulative effect of accounting change	—	—	—	—	—
Net income (loss) per common share	$.65	$(.14)	$.46	$1.00	$1.37
Diluted earnings per share:
Income (loss) before cumulative effect of accounting change	$.64	$(.14)	$.45	$.98	$1.33
Cumulative effect of accounting change	—	—	—	—	—
Net income (loss) per common share	$.64	$(.14)	$.45	$.98	$1.33
Weighted average common shares outstanding:
—basic	106,358	104,628	105,053	106,277	104,890
—diluted	107,570	104,628	107,208	108,801	107,518
Cash dividends declared per common share(3)	$0.60	$0.15	—	—	—
Balance Sheet Data:
Total assets	$2,082,774	$1,985,126	$1,982,551	$1,971,780	$1,942,112
Total long-term obligations(4)	694,892	697,961	742,213	795,217	869,414
Shareholders’ equity	817,570	797,480	795,875	769,834	687,424

(1)          On January 1, 2001, the Company recorded a transition adjustment upon adoption of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” to recognize its derivative instruments at fair value and to recognize the effective and ineffective portions of the cash flow hedges.

(2)          For the year ended December 31, 2000, earnings available to common stockholders includes reductions of $2,371 of preferred stock dividends and $16,266 for the redemption of PCA’s 12 3/8% preferred stock.

(3)          On October 13, 2003, PCA announced its intention to begin paying a quarterly cash dividend of $0.15 per share, or $0.60 per share annually, on its common stock. The first quarterly dividend of $0.15 per share was paid on January 15, 2004 to shareholders of record as of December 15, 2003. PCA did not declare any dividends on its common stock in 2000 - 2002.

(4)          Total long-term obligations include long-term debt, short-term debt and the current maturities of long-term debt.

Item 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of historical results of operations and financial condition should be read in conjunction with the audited financial statements and the notes thereto which appear elsewhere in this report.

Overview

On April 12, 1999, PCA acquired the containerboard and corrugated products business of Pactiv Corporation (the “Group”), formerly known as Tenneco Packaging Inc., a wholly owned subsidiary of Tenneco, Inc. The Group operated prior to April 12, 1999 as a division of Pactiv, and not as a separate, stand-alone entity. From its formation in January 1999 and through the closing of the acquisition on April 12, 1999, PCA did not have any significant operations.

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

Results of Operations

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

The historical results of operations of PCA for the years ended December, 31 2004 and 2003 are set forth the below:

	For the Year Ended December 31,
(In millions)	2004	2003	Change
Net sales	$1,890.1	$1,735.5	$154.6
Income before interest and taxes	$140.5	$96.9	$43.6
Interest expense, net	(29.6)	(121.8)	92.2
Income (loss) before taxes	110.9	(24.9)	135.8
(Provision) benefit for income taxes	(42.2)	10.5	(52.7)
Net income (loss)	$68.7	$(14.4)	$83.1

Net Sales

Net sales increased by $154.6 million, or 8.9%, for the year ended December 31, 2004 from the year ended December 31, 2003. Net sales increased due to improved sales volumes and prices of corrugated products and containerboard compared to 2003.

Total corrugated products volume sold increased 6.6% to 29.9 billion square feet in 2004 compared to 28.1 billion square feet in 2003. On a comparable shipment-per-workday basis, corrugated products sales volume increased 7.0% in 2004 from 2003. Shipments-per-workday is calculated by dividing in shipments-per-workday our total corrugated products volume during the year by the number of workdays within the year. The larger percentage increase was due to the fact that 2004 had one less workday (251 days), those days not falling on a weekend or holiday, than 2003 (252 days). Containerboard sales volume to external domestic and export customers increased 6.8% to 475,000 tons for the year ended December 31, 2004 from 445,000 tons in 2003.

Income Before Interest and Taxes

Income before interest and taxes increased by $43.6 million, or 45.1%, for the year ended December 31, 2004 compared to 2003. Included in income before interest and taxes for the twelve months ended December 31, 2004 is income of $27.8 million, net of expenses, attributable to a dividend paid to PCA by Southern Timber Venture, LLC (STV), the timberlands joint venture in which PCA owns a 31 1/3 % ownership interest. Included in income before interest and taxes for the twelve months ended December 31, 2003 is a $3.3 million charge for fees and expenses related to the Company’s debt refinancing which was completed in July 2003, and a fourth quarter charge of $16.0 million to settle certain benefits related matters with Pactiv Corporation dating back to April 12, 1999 when PCA became a stand-alone company, as described below.

During the fourth quarter of 2003, Pactiv notified PCA that we owed Pactiv additional amounts for hourly pension benefits and workers’ compensation liabilities dating back to April 12, 1999. A settlement of $16.0 million was negotiated between Pactiv and PCA in December 2003. The full amount of the settlement was accrued in the fourth quarter of 2003.

Excluding these special items, operating income decreased $3.4 million in 2004 compared to 2003. The $3.4 million decrease in income before interest and taxes was primarily attributable to increased energy costs, including transportation ($19.2 million), higher recycled and wood fiber costs ($16.7 million), increased salary expenses related to annual increases and new hires ($5.7 million), and increased contractual hourly labor costs ($5.6 million), which was partially offset by increased sales volume and sales prices of ($44.3 million).

Gross profit decreased $0.2 million, or 0.1%, for the year ended December 31, 2004 from the year ended December 31, 2003. Gross profit as a percentage of sales declined from 17.2% of sales in 2003 to 15.8% of sales in the current year primarily due to the cost increases described above.

Corporate overhead for the year ended December 31, 2004, decreased by $1.6 million, or 3.5%, from the year ended December 31, 2003. The decrease was primarily attributable to the fees and expenses related to the debt refinancing ($3.3 million) incurred in 2003, partially offset by increased salaries ($.8 million) and higher professional fees primarily related to audits of internal controls ($0.7 million).

Selling and administrative expenses increased $8.6 million, or 6.7%, for the year ended December 31, 2004 from the comparable period in 2003. The increase was primarily the result of increased salary and incentive compensation expense ($4.2 million) and related fringe benefits ($1.0 million), higher warehousing costs due to customer requirements ($1.1 million), increased travel, entertainment and promotional expenses ($0.9 million), increased broker commissions ($0.6 million) and higher recruiting, relocation and training costs ($0.6 million).

Other expense, net, decreased $6.2 million, or 50.0%, for the year ended December 31, 2004 compared to the year ended December 31, 2003. The decrease was primarily due to a reduction in charges on disposal and transfer costs of fixed assets and facility closure costs of $3.3 million, reduced legal charges of $1.5 million, and a reduction in expenses of $1.4 million consisting of individually insignificant items.

Interest Expense and Income Taxes

Interest expense decreased in 2004 by $92.2 million, or 75.7%, from 2003. This decrease included $73.3 million of expenses related to the Company’s debt refinancing, which was completed in July 2003. The $73.3 million of expenses consisted of $55.9 million paid in premiums for the tender of the 9 5/8% senior subordinated notes, and a $17.4 million non-cash charge for the write-off of deferred financing fees related to the 9 5/8% notes and PCA’s original revolving credit facility. Excluding the $73.3 million charge, interest expense was $18.9 million lower than in 2003 as a result of lower interest rates attributable to the Company’s July 2003 refinancing and lower debt levels.

PCA’s effective tax rate was 38.0% for the year ended December 31, 2004 and 42.3% for the year ended December 31, 2003. The higher tax rate in 2003 is due to stable permanent items over lower book income (loss). For both years 2004 and 2003 tax rates are higher than the federal statutory rate of 35.0% due to state income taxes.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

The historical results of operations of PCA for the years ended December 31, 2003 and 2002 are set forth below:

	For the Year Ended December 31,
(In millions)	2003	2002	Change
Net sales	$1,735.5	$1,735.9	$(0.4)
Income before interest and taxes	$96.9	$145.3	$(48.4)
Interest expense, net	(121.8)	(67.7)	(54.1)
Income (loss) before taxes	(24.9)	77.6	(102.5)
(Provision) benefit for income taxes	10.5	(29.4)	39.9
Net income (loss)	$(14.4)	$48.2	$(62.6)

Net Sales

Net sales decreased by $0.4 million, or 0.0%, for the year ended December 31, 2003 from the year ended December 31, 2002. Net sales increased due to improved sales volumes compared to 2002, however, this increase was entirely offset by lower sales prices.

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

Income Before Interest and Taxes

Income before interest and taxes decreased by $48.4 million, or 33.3%, for the year ended December 31, 2003 compared to 2002. Included in income before interest and taxes for the twelve months ended December 31, 2003 is a $3.3 million charge for fees and expenses related to the Company’s debt refinancing which was completed in July 2003, and a fourth quarter charge of $16.0 million to settle certain benefits related matters with Pactiv Corporation dating back to April 12, 1999 when PCA became a stand-alone company. The remaining $29.1 million decrease in income before interest and taxes was primarily attributable to decreased sales prices ($13.4 million), and increased costs of energy ($7.9 million) and wood costs ($4.8 million).

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

Other expense, net, increased $1.9 million, or 18.4%, for the year ended December 31, 2003 compared to the year ended December 31, 2002, primarily due to a $1.6 million increase in the Company’s legal reserve.

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

Liquidity and Capital Resources

	For the Years Ended December 31,
(In millions)	2004	2003	2002
Net cash provided by (used for):
Operating activities	$215.3	$244.8	$240.0
Investing activities	(116.8)	(117.9)	(109.6)
Financing activities	(57.2)	(86.2)	(81.6)
Net increase in cash	$41.3	$40.7	$48.8

Operating Activities

Cash flow provided by operating activities decreased $29.5 million, or 12.1%, to $215.3 million, for the year ended December 31, 2004 compared to the year ended December 31, 2003. The decrease was the result of higher working capital requirements of $65.4 million, partially offset by higher net income and increased deferred income taxes as a result of the higher income levels in 2004. The higher working capital requirements were driven by a $13.0 million payment to Pactiv in January 2004 for a fourth quarter 2003 negotiated settlement of pension benefits and workers’ compensation liabilities dating back to April 12, 1999, the date Tenneco Packaging (now known as Pactiv) sold us to PCA Holdings LLC. This payment was accrued in the fourth quarter of 2003. Additionally, PCA paid Pactiv $10.0 million (of which $7.5 million was accrued at December 31, 2003) in April 2004 as final payment for PCA’s participation in Pactiv’s salaried pension plan. The higher working capital levels were also driven by unfavorable changes in accounts payable ($13.1 million), accrued liabilities ($5.0 million) and prepaid expenses and other current assets ($12.1 million) primarily due to a federal income tax refund received in 2003, as well as higher balances of accounts receivable ($11.1 million) in 2004 primarily due to improved sales volumes and pricing previously described and higher balances of inventory ($3.6 million) in 2004.

Cash flow provided by operating activities increased $4.8 million, or 2.0%, to $244.8 million, for the year ended December 31, 2003 compared to the year ended December 31, 2002. The increase was the result of lower working capital requirements of $34.0 million, partially offset by lower net income as previously described and decreased deferred income taxes as a result of recording a deferred tax asset related to the 2003 tax net operating loss. The lower working capital requirements were primarily driven by higher accounts payable and accrued liability balances ($37.7 million), lower prepaid expenses and other current assets balance ($20.9 million) primarily due to a federal income tax refund received during 2003, partially offset by higher balances of accounts receivable ($9.5 million) related to strong fourth quarter 2003 sales volumes and higher inventory balances ($15.1 million) in 2003.

Investing Activities

Net cash used for investing activities decreased by $1.1 million, or 0.9%, to $116.8 million for the year ended December 31, 2004. The decrease in cash used for investing activities was primarily the result of lower expenditures for property, plant and equipment of $4.6 million, a joint venture dividend of $29.3 million received from Southern Timber Venture, LLC (STV), and $2.0 million in proceeds received from the sale of a small portion of PCA’s investment in STV in 2004, partially offset by higher acquisitions in 2004 of $34.6 million. See Note 13 to our consolidated financial statements included elsewhere in this report for additional information regarding acquisitions.

Net cash used for investing activities increased by $8.3 million, or 7.6%, to $117.9 million, for the year ended December 31, 2003 compared to the year ended December 31, 2002. The increase in cash used for investing activities was primarily the result of increased expenditures for property, plant and equipment of $5.8 million, the acquisition of the assets of one corrugated products plant for $3.1 million and $0.7 million in expenditures to establish two small sheet plants. See Note 13 to our audited consolidated financial statements included elsewhere in this report for additional information regarding this acquisition.

As of December 31, 2004, PCA had commitments for capital expenditures of $55.2 million. PCA believes operating cash flow from continuing operations will be sufficient to fund these commitments.

Financing Activities

Net cash used for financing activities totaled $57.2 million for the year ended December 31, 2004, a decrease of $29.0 million, or 33.6%, from the comparable period in 2003. The decrease was primarily attributable to $4.0 million in debt prepayments in 2004 compared to $94.1 million in debt prepayments made during the comparable period in 2003 and stock repurchases of $17.5 million made in 2003. This was partially offset by dividend payments on PCA’s common stock of $63.7 million in 2004 and the $14.0 million in proceeds that PCA netted from the debt refinancing in 2003 described below.

Net cash used for financing activities increased by $4.6 million, or $5.6, to $86.2 million, for the year ended December 31, 2003 compared to the year ended December 31, 2002. The increase was primarily attributable to $94.1 million in debt prepayments in 2003 compared to $53.1 million in debt prepayments made during the comparable period in 2002. This was partially offset by lower stock repurchases of $15.5 million that PCA made in 2003 compared to 2002 and higher proceeds received from stock option exercises of $7.2 million in 2003 compared to the same period in 2002. In addition, PCA also netted $14.0 million in proceeds from the debt refinancing described below.

In connection with the debt refinancing in July 2003, PCA received proceeds, net of discount, of $595.8 million from its notes offering and new senior credit facility and $27.0 million from settlement of the Treasury lock, which it used to complete the tender offer of its 9 5/8% senior subordinated notes in the amount of $602.3 million, including the premium. PCA also incurred financing costs in the amount of $6.9 million in connection with the debt refinancing.

PCA holds a 31 1/3% equity ownership interest in Southern Timber Venture, LLC. In 2004, 2003 and 2002, PCA received dividends from Southern Timber Venture, LLC of $29.3 million ($16.9 million net of taxes and expenses), $1.2 million ($0.7 million after-tax) and $2.3 million ($1.4 million after-tax), respectively.

On November 29, 2000, PCA established an on-balance sheet securitization program for its trade accounts receivable. To effectuate this program, PCA formed a wholly-owned limited purpose subsidiary, Packaging Credit Company, LLC, or PCC, which in turn formed a wholly-owned, bankruptcy-remote, special-purpose subsidiary, Packaging Receivables Company, LLC, or PRC, for the purpose of acquiring receivables from PCC. Both of these entities are included in the consolidated financial statements of PCA. Under this program, PCC purchases on an ongoing basis substantially all of the receivables of PCA and sells such receivables to PRC. PRC and lenders established a $150.0 million receivables-backed revolving credit facility through which PRC obtains funds to purchase receivables from PCC. The receivables purchased by PRC are and will be solely the property of PRC. In the event of a liquidation of PRC, the creditors of PRC would be entitled to satisfy their claims from PRC’s assets prior to any distribution to PCC or PCA. Credit available under the receivables credit facility is on a borrowing-base formula. As a result, the full amount of the facility may not be available at all times. On October 31, 2003, PCA renewed the receivables credit facility for an additional three-year term, expiring on October 10, 2006. As of December 31, 2004, $109.0 million was outstanding and $41.0 million was available for additional borrowing under the receivables credit facility. The highest outstanding principal balance under the receivables credit facility during fiscal 2004 was $109.0 million.

On July 7, 2003, PCA repaid all borrowings under its then-existing senior credit facility. This facility was replaced with a senior unsecured credit facility that provides for a $100.0 million revolving credit facility, including a $35.0 million subfacility for letters of credit, and a $50.0 million term loan. The senior credit facility closed on July 21, 2003, and it expires in 2008. PCA’s total borrowings under the senior credit facility as of December 31, 2004 consisted of $39.0 million of term loans.

On July 21, 2003, PCA closed its offering and private placement of $150.0 million of 4 3/8% five-year notes and $400.0 million of 5 3/4% ten-year notes. On July 22, 2003, PCA used the net proceeds from the offering, together with the borrowings under the senior credit facility and cash on hand, to purchase $546.4 million, or 99.3%, of its then outstanding 9 5/8% senior subordinated notes. As a result of these transactions, PCA recorded a one-time charge of approximately $76.6 million ($46.7 million after-tax) in the third quarter of 2003. The $76.6 million charge includes the tender offer premium of $55.9 million and a $17.4 million non-cash charge for the write-off of deferred financing fees due to the early extinguishment of debt, which are included in interest expense, and fees and expenses of $3.3 million, which are included in corporate overhead. As required by their terms, the $150.0 million of 4 3/8% five-year notes and $400.0 million of 5 3/4% ten-year notes were exchanged for publicly registered securities in the same amounts in a registered exchange offer completed in December 2003. The remaining senior subordinated notes were repurchased on April 1, 2004.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements as of December 31, 2004 that would require disclosure under SEC FR-67, “Disclosure in Management’s Discussion and Analysis About Off-Balance Sheet Arrangements and Aggregate Contractual Obligations.”

Contractual Obligations

The following table summarizes PCA’s contractual obligations at December 31, 2004:

	Payments Due by Period
(In thousands)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Term loan	$39,000	$—	$19,000	$20,000	$—
Receivables credit facility	109,000	109,000	—	—	—
4 3/8% five-year notes	150,000	—	—	150,000	—
5 3/4% ten-year notes	400,000	—	—	—	400,000
Other long-term debt	285	168	63	54	—
Total short-term and long-term debt	698,285	109,168	19,063	170,054	400,000
Operating leases	99,596	22,081	31,503	12,192	33,820
Capital commitments	55,201	55,201	—	—	—
Purchase commitments	7,945	6,671	1,274	—	—
Letters of credit	20,486	20,486	—	—	—
Total	$881,513	$213,607	$51,840	$182,246	$433,820

The above table excludes unamortized debt discount of $3.4 million at December 31, 2004, interest payments on debt outstanding, and PCA’s pension contributions of $20.4 million to be made in 2005. PCA currently does not have any projections for future pension contributions beyond 2005.

The lease commitments, purchase commitments and letters of credit are not reflected on PCA’s consolidated balance sheet as of December 31, 2004. See Notes 7 and 10 to the audited consolidated financial statements for additional information.

PCA’s primary sources of liquidity are net cash provided by operating activities, borrowings under PCA’s revolving credit facility, and additional borrowings under PCA’s receivables credit facility. As of December 31, 2004, PCA had $141.0 million in unused borrowing capacity under its existing credit agreements. PCA’s primary uses of cash are for capital expenditures, debt service and common stock dividends, which it expects to be able to fund from these sources.

The following table provides the outstanding balances and the weighted average interest rates as of December 31, 2004 for each of PCA’s outstanding term loans, the revolving credit facility and the receivables credit facility:

Borrowing Arrangement (in thousands)	Balance at December 31, 2004	Weighted Average Interest Rate	Projected Annual Cash Interest Payments
Senior Credit Facility:
Term Loan	$39,000	3.813%	$1,487
Revolving credit facility	—	N/A	N/A
Receivables Credit Facility	109,000	2.734	2,980
4 3/8% Five-Year Notes	150,000	4.375	6,563
5 3/4% Ten-Year Notes	400,000	5.750	23,000
Total	$698,000	4.875%	$34,030

The above table excludes unamortized debt discount of $3.4 million at December 31, 2004. It also excludes from the projected annual cash interest payments, the non-cash income from the annual amortization of the $27.0 million received in July 2003 from the settlement of the Treasury locks related to the five- and ten- year notes. The amortization is being recognized over the terms of the five- and ten-year notes.

The borrowings under the senior credit facility are available to fund PCA’s working capital requirements, capital expenditures and other general corporate purposes. The term loan must be repaid in quarterly installments from July 2006 through 2008. The senior credit facility will terminate in July 2008. The receivables credit facility will terminate in October 2006.

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

PCA currently expects to incur capital expenditures of $110.0 million to $115.0 million in 2005. These capital expenditures will be used primarily for maintenance capital, cost reduction, business growth, and environmental compliance.

PCA believes that net cash generated from operating activities and available cash-on-hand will be adequate to meet its anticipated debt service requirements, capital expenditures, common stock dividend payments and working capital needs for the next 12 months, and that net cash generated from operating activities and amounts available under the revolving credit facility and additional borrowings under its receivables credit facility will be adequate to meet its anticipated debt service requirements, capital expenditures, common stock dividend payments and working capital needs for the foreseeable future. PCA’s future operating performance and its ability to service or refinance the notes and to service, extend or refinance the credit facilities will be subject to future economic conditions and to financial, business and other factors, many of which are beyond PCA’s control.

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

•       Resource Conservation and Recovery Act (RCRA)

•       Clean Water Act (CWA)

•       Clean Air Act (CAA)

•       The Emergency Planning and Community Right-to-Know-Act (EPCRA)

•       Toxic Substance Control Act (TSCA)

•       Safe Drinking Water Act (SDWA)

We believe that we are currently in material compliance with these and all applicable environmental rules and regulations. Because environmental regulations are constantly evolving, we have incurred, and will continue to incur, costs to maintain compliance with these and other environmental laws. For the year ended December 31, 2004 we spent approximately $ 15.1 million to comply with the requirements of these and other environmental laws. For the years ended December 31, 2003 and 2002 the costs of environmental compliance were approximately $12.4 million and $11.5 million, respectively.

In addition, the EPA finalized the Cluster Rules which govern pulp and paper mill operations, including those at the Counce, Filer City, Valdosta and Tomahawk mills. The Cluster Rules affect our allowable discharges of air and water pollutants, and require us to spend money to ensure compliance with those new rules.

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

Because liability for remediation costs under environmental laws is strict, meaning that liability is imposed without fault, joint and several, meaning that liability is imposed on each party without regard to contribution, and retroactive, we could receive notifications of cleanup liability in the future and this liability could be material. From January 1994 through December 2004, remediation costs at our mills and corrugated plants totaled about $3.1 million. As of December 31, 2004, we maintained an environmental reserve of $5.7 million, which includes funds relating to onsite landfills and surface impoundments as well as on-going and anticipated remedial projects. Total capital costs for environmental matters, including Cluster Rule compliance, were $9.3 million for 2004 and we currently estimate 2005 environmental capital expenditures will be $14.1 million, of which $3.0 million of the expenditures are to meet Cluster Rule requirements. As of this filing, we believe that it is not reasonably possible that future environmental expenditures above the $5.7 million accrued as of December 31, 2004 will have a material impact on our financial condition, results of operations and cash flows.

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

Accounts Receivable—Allowance for Doubtful Accounts and Customer Deductions

We evaluate the collectibility of our accounts receivable based upon a combination of factors. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations to us (e.g., bankruptcy filings, substantial downgrading of credit sources), we record a specific reserve for bad debts against amounts due to reduce the net recorded receivable to the amount we reasonably believe will be collected. For all other customers, we recognize reserves for bad debts consisting of 0.3% for amounts less than 90 days past due and 30% for amounts more than 90 days past due based on our historical collection experience. If our collection experience deteriorates (i.e., higher than expected defaults or an unexpected material adverse change in a major customer’s ability to meet its financial obligations to us), our estimates of the recoverability of amounts due us could be reduced by a material amount.

The customer deductions reserve represents the estimated amount required for customer returns, allowances and earned discounts. Based on our experience, customer returns, allowances and earned discounts have averaged 1.0% of our gross selling price. Accordingly, we reserve 1.0% of our open customer accounts receivable balance for these items.

As of December 31, 2004, the balance in the allowance for doubtful accounts and customer deductions reserve was $4.6 million, compared to $5.3 million at December 31, 2003. Bad debt expense in 2004 was $0.4 million, compared to $1.8 million in 2003. The $1.4 million decrease was primarily attributable to a reduction of $1.2 million in the amount of accounts receivable balance that was deemed uncollectable in 2004 compared to 2003. For the year ended December 31, 2003, bad debt expense was $1.8 million compared to $3.0 million in 2002. The decrease of $1.2 million was primarily attributable to one customer that filed for bankruptcy during 2002, resulting in bad debt expense of $1.3 million.

Inventories

We record our inventories at the lower of cost or market. The estimated market value is based on assumptions for future demand and related pricing. If actual market conditions are less favorable than those projected by management, reductions in the value of inventory may be required. Raw materials, work in process and finished goods valued using the lower of last-in, first-out (“LIFO”) cost or market method comprised 66% and 67% of inventories at current cost at December 31, 2004 and 2003, respectively. Supplies and materials inventories are valued using a moving average cost.

Pension and Postretirement Benefits

The Company accounts for defined benefit pension plans in accordance with SFAS No. 87, “Employers’ Accounting for Pensions.” We account for our postretirement benefits in accordance with SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other than Pensions.”

One of the principal assumptions used to calculate net periodic pension cost is the expected long-term rate of return on plan assets. The expected long-term rate of return on plan assets may result in recognized returns that are greater or less than the actual returns on those plan assets in any given year. Over time, however, the expected long-term rate of return on plan assets is designed to approximate the actual long term returns.

The discount rate assumptions used to account for pension and postretirement benefit plans reflect the rates available on high-quality, fixed-income debt instruments on December 31 of each year. The rate of compensation increase is another significant assumption used for pension accounting and is determined by the Company based upon annual reviews.

For postretirement health care plan accounting, our Company reviews external data and our own historical trends for health care costs to determine the health care cost trend rate assumptions.

Environmental Liabilities

PCA accounts for its retirement obligations related to its landfills under SFAS No. 143, “Accounting for Asset Retirement Obligations,” which requires legal obligations associated with the retirement of long-lived assets to be recognized at their fair value at the time that the obligations are incurred. Upon initial recognition of a liability, that cost is capitalized as part of the related long-lived asset and amortized to expense over the useful life of the asset. The adoption of SFAS No. 143 on January 1, 2003 did not have a material impact on PCA’s financial statements.

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

Revenue Recognition

PCA recognizes revenue as title to the products is transferred to customers. Shipping and handling costs are included in cost of sales. Shipping and handling billings to a customer are included in revenue. In addition, PCA offers volume rebates to some of its customers. The total cost of these programs is estimated and accrued as a reduction to revenue at the time of the respective sale.

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

Item 7A.   QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

PCA is exposed to the impact of interest rate changes and changes in the market value of its financial instruments. PCA periodically enters into derivatives in order to minimize these risks, but not for trading purposes. As of December 31, 2004, PCA was not party to any derivatives.

As the interest rates on approximately 79% of PCA’s debt are fixed, a one percent increase in interest rates would result in an increase in interest expense and a corresponding decrease in income before taxes of $1.5 million annually for the years ended December 31, 2004 and 2003. As of December 31, 2004 and 2003, the weighted average LIBOR was 2.56% and 1.19%, respectively, and the weighted average commercial paper rate was 2.33% and 1.11%, respectively. In the event of a change in interest rates, management could take actions to mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in PCA’s financial structure.

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this item is included in a separate section of this report on page F-1.

Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

There were no changes in or disagreements with PCA’s accountants during 2004 or 2003.

Item 9A.   CONTROLS AND PROCEDURES

Controls and Procedures

PCA’s management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of PCA’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of December 31, 2004. The evaluation of PCA’s disclosure controls and procedures included a review of the controls’ objectives and design, PCA’s implementation of the controls and the effect of the controls on the information generated for use in this Annual Report on Form 10-K.

During the quarter ended December 31, 2004, there were no changes in internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, PCA’s internal control over financial reporting.

Based upon their evaluation as of December 31, 2004, PCA’s Chief Executive Officer and Chief Financial Officer have concluded that PCA’s disclosure controls and procedures are effective to ensure that material information relating to PCA is made known to management, including the Chief Executive Officer and Chief Financial Officer, particularly during the periods when PCA’s periodic reports are being prepared.

Management’s Report on Internal Control Over Financial Reporting

PCA’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f).  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only with proper authorizations; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, PCA’s internal control over financial reporting may not prevent or detect misstatements. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

PCA’s management, under the supervision of and with the participation of the Chief Executive Officer and Chief Financial Officer, assessed the Company’s internal control over financial reporting as of December 31, 2004, based on criteria for effective control over financial reporting described in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this assessment, PCA’s management concluded that its internal control over financial reporting was effective as of December 31, 2004, based on the specified criteria.

Management’s assessment of the effectiveness of internal control over financial reporting has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Item 9B.   OTHER INFORMATION

None.

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

Executive Officers

Brief statements setting forth the age at March 9, 2005, the principal occupation, employment during the past five years, the year in which such person first became an officer of PCA, and other information concerning each of our executive officers appears below.

Paul T. Stecko is 60 years old and has served as Chief Executive Officer of PCA since January 1999 and as Chairman of PCA since March 1999. From November 1998 to April 1999, Mr. Stecko served as President and Chief Operating Officer of Tenneco Inc. From January 1997 to November 1998, Mr. Stecko served as Chief Operating Officer of Tenneco. From December 1993 through January 1997, Mr. Stecko served as President and Chief Executive Officer of Tenneco Packaging Inc. Prior to joining Tenneco Packaging, Mr. Stecko spent 16 years with International Paper Company. Mr. Stecko is a member of the board of directors of Tenneco Automotive Inc., State Farm Mutual Insurance Company, American Forest and Paper Association and Cives Corporation.

William J. Sweeney is 64 years old and has served as Executive Vice President—Corrugated Products of PCA since April 1999. From May 1997 to April 1999, Mr. Sweeney served as Executive Vice President—Paperboard Packaging of Tenneco Packaging Inc. From May 1990 to May 1997, Mr. Sweeney served as Senior Vice President and General Manager—Containerboard Products of Tenneco Packaging. From 1983 to May 1990, Mr. Sweeney served as General Manager and Vice President of Stone Container Corporation. From 1978 to 1983, Mr. Sweeney served as Sales Manager, Operations Manager and Division Vice President at Continental Group and from 1967 to 1978, as Sales Manager and General Manager of Boise Cascade Corporation.

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

Richard B. West is 52 years old and has served as Chief Financial Officer of PCA since March 1999, as Corporate Secretary since April 1999 and also as Senior Vice President since March 2002. From April 1999 to March 2002, Mr. West served as Vice President and from March 1999 to June 1999, Mr. West also served as Treasurer of PCA. Mr. West served as Vice President of Finance—Paperboard Packaging of Tenneco Packaging Inc. from 1995 to April 1999. Prior to joining Tenneco Packaging, Mr. West spent 20 years with International Paper Company where he served as an Internal Auditor, Internal Audit Manager and Manufacturing Controller for the Printing Papers Group and Director/ Business Process Redesign.

Stephen T. Calhoun is 59 years old and was promoted to Vice President, Human Resources of PCA in November 2002. From July 1997 to October 2002, Mr. Calhoun served as Director, Human Resources of Corporate and Containerboard Division. From April 1989 to July 1997, Mr. Calhoun was employed principally by Tenneco Packaging Inc. where he held the positions of Area Employee Relations Manager and Human Resources Manager. Prior to joining Tenneco Packaging in 1989, Mr. Calhoun spent fifteen years with the then American Can Company where he held several human resources and manufacturing positions.

Thomas A. Hassfurther is 51 years old and has served as Senior Vice President, Sales and Marketing, Corrugated Products since February 2005 and as Vice President, Sales and Marketing from March 1998 to February 2005. Mr. Hassfurther served as Vice President and Area General Manager from January 1991 to February 1998 for Tenneco Packaging Inc. From 1977 - 1990 Mr. Hassfurther served as a sales representative, Sales Manager and General Manager within the Containerboard Products Group.

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

Item 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

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

PCA intends to file the financial statements of Southern Timber Venture that are required by Rule 3-09 of Regulation S-X in an amendment to PCA’s Annual Report on Form 10-K within 90 days after the end of PCA’s fiscal year, in accordance with Rule 3-09(b)(1) of Regulation S-X.

(2)         Financial Statement Schedule

The following consolidated financial statement schedule of PCA for the years ended December 31, 2004, 2003 and 2002 is included in this report.

Schedule II—Packaging Corporation of America—Valuation and Qualifying Accounts.

Allowance for doubtful accounts receivable/customer deductions	Balance Beginning of Year	Provision	Additions/ Deductions from Reserves*	Translation Adjustments	Balance End of Year
(dollars in thousands)
2004	$5,303	$397	$(1,061)	$—	$4,639
2003	5,821	1,764	(2,282)	—	5,303
2002	5,232	2,963	(2,374)	—	5,821

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

(b)   Exhibits

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
10.12

Fifth Amendment to Credit and Security Agreement, dated as of October 8, 2004, among PRC PCC, Blue Ridge and Wachovia. (Incorporated herein by reference to Exhibit 10.1 to PCA’s Quarterly Report on Form 10-Q for the period ended September 30, 2004.)

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 9, 2005.

Packaging Corporation of America
By:	/s/ PAUL T. STECKO
Name: Paul T. Stecko
Title: Chairman and Chief Executive Officer
By:	/s/ RICHARD B. WEST
Name: Richard B. West
Title: Senior Vice President, Chief Financial Officer and Corporate Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 9, 2005.

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
Richard B. West
(Attorney-In-Fact)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Packaging Corporation of America
Board of Directors and Shareholders

We have audited the accompanying consolidated balance sheets of Packaging Corporation of America (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Packaging Corporation of America at December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Packaging Corporation of America’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 11, 2005 expressed an unqualified opinion thereon.

Ernst & Young LLP

Chicago, Illinois
February 11, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
On Internal Control Over Financial Reporting

Packaging Corporation of America
Board of Directors and Shareholders

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Packaging Corporation of America maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Packaging Corporation of America’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Packaging Corporation of America maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Packaging Corporation of America maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Packaging Corporation of America as of December 31, 2004 and 2003, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004, and our report dated February 11, 2005, expressed an unqualified opinion thereon.

Ernst & Young LLP
Chicago, Illinois
February 11, 2005

Packaging Corporation of America
Consolidated Balance Sheets
As of December 31, 2004 and 2003

	2004	2003
(In thousands, except share and per share amounts)
Assets
Current assets:
Cash and cash equivalents	$213,321	$172,022
Accounts and notes receivable, net of allowance for doubtful accounts/customer deductions of $4,639 and $5,303 as of December 31, 2004 and 2003, respectively	216,594	190,862
Inventories	179,348	166,312
Prepaid expenses and other current assets	8,685	7,635
Deferred income taxes	59,113	29,703
Total current assets	677,061	566,534
Property, plant and equipment, net	1,345,154	1,372,823
Intangible assets, net of accumulated amortization of $2,840 and $2,079 as of December 31, 2004 and 2003, respectively	22,108	5,495
Other long-term assets	38,451	40,274
Total assets	$2,082,774	$1,985,126
Liabilities and shareholders’ equity
Current liabilities:
Short-term debt and current maturities of long-term debt	$109,168	$112,763
Accounts payable	128,953	126,924
Accrued interest	12,591	13,511
Accrued liabilities	84,392	89,779
Total current liabilities	335,104	342,977
Long-term liabilities:
Long-term debt	585,724	585,198
Deferred income taxes	306,569	230,949
Other liabilities	37,807	28,522
Total long-term liabilities	930,100	844,669
Shareholders’ equity:
Common stock (par value $.01 per share, 300,000,000 shares authorized, 106,993,028 shares and 105,651,123 shares issued as of December 31, 2004 and 2003, respectively)	1,070	1,056
Additional paid in capital	492,661	473,097
Retained earnings	303,662	298,869
Accumulated other comprehensive income:
Unrealized gain on derivatives, net	22,475	25,584
Cumulative foreign currency translation adjustment	(6)	23
Total accumulated other comprehensive income	22,469	25,607
Unearned compensation on restricted stock	(2,292)	(1,149)
Total shareholders’ equity	817,570	797,480
Total liabilities and shareholders’ equity	$2,082,774	$1,985,126

See notes to consolidated financial statements.

Packaging Corporation of America
Consolidated Statements of Operations

	Year Ended December 31,
	2004	2003	2002
(In thousands, except per share amounts)
Net sales	$1,890,085	$1,735,534	$1,735,858
Cost of sales	(1,592,371)	(1,437,667)	(1,411,223)
Gross profit	297,714	297,867	324,635
Selling and administrative expenses	(136,179)	(127,620)	(130,548)
Other expense, net	(6,153)	(12,317)	(10,402)
Joint venture dividend, net of expenses	27,754	1,167	2,333
Gain on sale of investment	2,000	—	—
Pactiv benefits settlement charge	—	(16,000)	—
Corporate overhead	(44,645)	(46,241)	(40,738)
Income from operations	140,491	96,856	145,280
Interest expense, net	(29,576)	(121,730)	(67,666)
Income (loss) before taxes	110,915	(24,874)	77,614
(Provision) benefit for income taxes	(42,185)	10,516	(29,435)
Net income (loss)	$68,730	$(14,358)	$48,179
Weighted average common shares outstanding
Basic	106,358	104,628	105,053
Diluted	107,570	104,628	107,208
Net income (loss) per common share
Basic	$0.65	$(0.14)	$0.46
Diluted	$0.64	$(0.14)	$0.45
Dividends declared per common share	$0.60	$0.15	$—

See notes to consolidated financial statements.

Packaging Corporation of America
Consolidated Statements of Changes in Shareholders’ Equity
For the Period January 1, 2002 through December 31, 2004

						Unearned
					Accumulated	Compensation
			Additional		Other	on			Total
	Common Stock		Paid In	Retained	Comprehensive	Restricted	Treasury Stock		Shareholders’
(In thousands except share data)	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Shares	Amount	Equity
Balance at January 1, 2002	105,570,203	$1,056	$490,915	$280,886	$(2,967)	$—	(3,000)	$(56)	$769,834
Net income	—	—	—	48,179	—	—	—	—	48,179
Gain on derivatives, net of $1,388 income taxes	—	—	—	—	2,156	—	—	—	2,156
Foreign currency translation adjustment	—	—	—	—	(1)	—	—	—	(1)
Total comprehensive income									50,334
Exercise of stock options	811,791	8	8,686	—	—	—	—	—	8,694
Common stock repurchases	(1,871,900)	(19)	(32,690)	—	—	—	(15,800)	(278)	(32,987)
Balance at December 31, 2002	104,510,094	1,045	466,911	329,065	(812)	—	(18,800)	(334)	795,875
Net loss	—	—	—	(14,358)	—	—	—	—	(14,358)
Settlement of Treasury lock	—	—	—	—	26,965	—	—	—	26,965
Amortization of Treasury lock	—	—	—	—	(1,381)	—	—	—	(1,381)
Gain on derivatives, net of $523 income taxes	—	—	—	—	811	—	—	—	811
Foreign currency translation adjustment	—	—	—	—	24	—	—	—	24
Total comprehensive income									12,061
Exercise of stock options	2,071,029	21	22,674	—	—	—	—	—	22,695
Common stock repurchases	(1,003,500)	(10)	(17,841)	—	—	—	18,800	334	(17,517)
Common stock dividends	—	—	—	(15,838)	—	—	—	—	(15,838)
Restricted stock grant	73,500	—	1,353	—	—	(1,353)	—	—	—
Amortization of unearned compensation	—	—	—	—	—	204	—	—	204
Balance at December 31, 2003	105,651,123	1,056	473,097	298,869	25,607	(1,149)	—	—	797,480
Net income	—	—	—	68,730	—	—	—	—	68,730
Amortization of Treasury lock	—	—	—	—	(3,109)	—	—	—	(3,109)
Foreign currency translation adjustment	—	—	—	—	(29)	—	—	—	(29)
Total comprehensive income									65,592
Exercise of stock options	1,265,905	13	17,758	—	—	—	—	—	17,771
Common stock dividends	—	—	—	(63,937)	—	—	—	—	(63,937)
Restricted stock grant	76,000	1	1,806	—	—	(1,806)	—	—	1
Amortization of unearned compensation	—	—	—	—	—	663	—	—	663
Balance at December 31, 2004	106,993,028	$1,070	$492,661	$303,662	$22,469	$(2,292)	—	$—	$817,570

See notes to consolidated financial statements.

Packaging Corporation of America
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2004	2003	2002
(In thousands)
Cash Flows from Operating Activities:
Net income (loss)	$68,730	$(14,358)	$48,179
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	158,908	156,669	149,380
Amortization of financing costs	684	2,153	4,033
Loss-early extinguishment of debt	174	76,887	—
Deferred income taxes	43,415	(21,259)	35,663
Loss on disposal of property, plant and equipment	2,021	4,520	5,519
Gain from joint venture dividend	(29,294)	—	—
Pension and postemployment benefits	7,380	7,916	2,324
Other, net	(2,964)	(3,047)	364
Tax benefit associated with stock option exercises	7,373	11,057	4,212
Changes in components of working capital (net of effects of acquisitions):
(Increase) decrease in current assets—
Accounts receivable	(26,253)	(15,105)	(5,592)
Inventories	(9,072)	(5,507)	9,624
Prepaid expenses and other	2,686	14,746	(6,194)
Increase (decrease) in current liabilities—
Accounts payable	(1,008)	25,095	(8,074)
Accrued liabilities	(7,437)	5,110	578
Net cash provided by operating activities	215,343	244,877	240,016
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(108,614)	(113,216)	(107,404)
Additions to long term assets	(2,415)	(1,910)	(5,027)
Acquisition of businesses	(38,376)	(3,819)	—
Proceeds from disposals of property, plant and equipment	1,297	1,016	2,806
Proceeds from sale of investment	2,000	—	—
Joint venture dividend	29,294	—	—
Net cash used for investing activities	(116,814)	(117,929)	(109,625)
Cash Flows from Financing Activities:
Proceeds from long-term debt issued	68	595,964	—
Payments on long-term debt	(3,967)	(696,425)	(53,046)
Financing costs paid	—	(6,856)	—
Proceeds from settlement of Treasury lock	—	26,965	—
Repurchases of common stock	—	(17,517)	(32,987)
Common stock dividends paid	(63,729)	—	—
Issuance of common stock upon exercise of stock options	10,398	11,638	4,482
Net cash used for financing activities	(57,230)	(86,231)	(81,551)
Net increase in cash and cash equivalents	41,299	40,717	48,840
Cash and cash equivalents, beginning of year	172,022	131,305	82,465
Cash and cash equivalents, end of year	$213,321	$172,022	$131,305

See notes to consolidated financial statements.

Packaging Corporation of America
Notes to Consolidated Financial Statements
December 31, 2004

1.   BASIS OF PRESENTATION AND NATURE OF BUSINESS

Packaging Corporation of America (“PCA” or the “Company”) was incorporated on January 25, 1999. On April 12, 1999, PCA acquired the containerboard and corrugated packaging products business of Pactiv Corporation, formerly known as Tenneco Packaging Inc., a wholly owned subsidiary of Tenneco Inc. PCA had no operations from the date of incorporation on January 25, 1999 to April 11, 1999.

The Company is comprised of mills and corrugated products operations. The mill operations (the “Mills”) consist of two kraft linerboard mills located in Counce, Tennessee, and Valdosta, Georgia, and two medium mills located in Filer City, Michigan, and Tomahawk, Wisconsin. The Company leases the cutting rights to approximately 115,000 acres of timberland as of December 31, 2004. The Mills transfer the majority of their output to PCA’s corrugated products operations plants.

PCA’s corrugated manufacturing operations consist of 66 corrugated products plants, with 40 operating as combining operations, or corrugated plants, and 26 as sheet plants; a technical and development center; five graphic design centers; a rotogravure printing operation and a complement of packaging supplies and distribution centers. All plants are located in the continental United States. Corrugated plants combine linerboard and medium into sheets that are converted into corrugated shipping containers, point-of-sale graphics packaging, point-of-purchase displays and other specialized packaging. Sheet plants purchase sheets primarily from PCA corrugated products plants to use in the finished corrugated products converting process. The corrugated products manufacturing plants sell to diverse customers primarily in North America.

As of December 31, 2004, we had approximately 8,100 employees. Approximately 2,200 of these employees were salaried and approximately 5,900 were hourly. Approximately 75% of our hourly employees are represented by unions. Our unionized employees are represented primarily by the Paper, Allied Industrial, Chemical, Energy Workers International Union, the International Association of Machinists, the Graphic Communications International Union and the United Steel Workers of America.

Contracts for unionized mill employees at our containerboard mills expire between May 2006 and October 2009. Contracts for unionized corrugated plant employees expire between October 2004 and January 2011. We are currently in negotiations to renew or extend any union contracts that have recently expired or are expiring in the near future.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation

The accompanying consolidated financial statements of PCA include all majority-owned subsidiaries. All intercompany transactions have been eliminated. The Company has one joint venture that is carried under the equity method.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts in the financial statements and the accompanying notes. Actual results could differ from those estimates.

Packaging Corporation of America
Notes to Consolidated Financial Statements (Continued)
December 31, 2004

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash and Cash Equivalents

Cash and cash equivalents include all cash balances and highly liquid investments with a maturity of three months or less. Cash equivalents are stated at cost, which approximates market.

Accounts Receivable

The collectibility of our accounts receivable is based upon a combination of factors. In circumstances where a specific customer is unable to meet its financial obligations to us (e.g., bankruptcy filings, substantial downgrading of credit sources), a specific reserve for bad debts is recorded against amounts due to reduce the net recorded receivable to the amount we reasonably believe will be collected. For all other customers, reserves for bad debts are recognized consisting of 0.3% for amounts less than 90 days past due and 30% for amounts more than 90 days past due based on historical collection experience. If collection experience deteriorates (i.e., higher than expected defaults or an unexpected material adverse change in a major customer’s ability to meet its financial obligations to us), the estimate of the recoverability of amounts due could be reduced by a material amount.

The customer deductions reserve represents the estimated amount required for customer returns, allowances and earned discounts. Based on our experience, customer returns, allowances and earned discounts have averaged 1.0% of our gross selling price. Accordingly, we reserve 1.0% of our open customer accounts receivable balance for these items.

At December 31, 2004 and 2003, the allowance for doubtful accounts was $2.4 million and $3.4 million, respectively. Also included in the accounts receivable balance at December 31, 2004 and 2003 were reserves for customer deductions of $2.2 million and $1.9 million, respectively.

Inventories

Raw materials, work in process and finished goods are valued using the lower of last-in, first-out (“LIFO”) cost or market method. Supplies and materials inventories are valued using a moving average cost. All inventories are stated at the lower of cost or market. Inventories valued using the LIFO method comprised 66% and 67% of inventories at current cost at December 31, 2004 and 2003, respectively. The LIFO method was not elected for valuing inventories at Acorn Corrugated Box Co., which was acquired by PCA in February 2004.

Packaging Corporation of America
Notes to Consolidated Financial Statements (Continued)
December 31, 2004

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The components of inventories are as follows:

	December 31,
	2004	2003
(In thousands)
Raw materials	$79,753	$75,801
Work in process	5,988	4,895
Finished goods	60,936	54,260
Supplies and materials	67,894	63,922
Inventories at FIFO or average cost	214,571	198,878
Excess of FIFO or average over LIFO cost	(35,223)	(32,566)
Inventories, net	$179,348	$166,312

Property, Plant and Equipment

Property, plant and equipment are recorded at cost.

Property, plant and equipment by major classification are as follows:

	December 31,
	2004	2003
(In thousands)
Land and land improvements	$85,757	$80,243
Buildings	314,780	306,747
Machinery and equipment	2,310,828	2,219,462
Other	35,267	36,410
Property, plant and equipment, at cost	2,746,632	2,642,862
Less: accumulated depreciation	(1,437,061)	(1,301,669)
Total	1,309,571	1,341,193
Construction in progress	35,583	31,630
Property, plant and equipment, net	$1,345,154	$1,372,823

The amount of interest capitalized related to construction in progress was $0.5 million, $0.3 million and $0.4 million for the years ended December 31, 2004, 2003 and 2002, respectively.

Packaging Corporation of America
Notes to Consolidated Financial Statements (Continued)
December 31, 2004

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Depreciation is computed on the straight-line basis over the estimated useful lives of the related assets. The following lives are used for the various categories of assets:

Buildings and land improvements	5 to 40 years
Machinery and equipment	3 to 25 years
Trucks and automobiles	3 to 10 years
Furniture and fixtures	3 to 20 years
Computers and hardware	3 to 7 years
Leasehold improvements	Period of the lease or useful life, if shorter

The amount of depreciation expense was $151.3 million, $146.2 million and $139.8 million for the years ended December 31, 2004, 2003 and 2002, respectively.

Assets under capital leases are depreciated on the straight-line method over the term of the lease.

Expenditures for repairs and maintenance are expensed as incurred.

Intangible Assets

The Company has capitalized certain intangible assets, primarily customer lists and relationships, covenants not to compete, and goodwill, based on their estimated fair value at the date of acquisition. Amortization is provided for customer lists and relationships on a straight-line basis over periods ranging from 10 to 40 years. Covenants not to compete are amortized on a straight-line basis over the terms of the respective agreements. Goodwill, which amounted to $3.7 million and $2.3 million as of December 31, 2004 and 2003, respectively, is not being amortized but is subject to annual impairment tests in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.”

Other Long-Term Assets

PCA has capitalized certain costs related to obtaining its financing. These costs are amortized to interest expense using the effective interest rate method over the terms of the senior credit facility and senior notes, which range from five to ten years. Unamortized deferred financing costs were $4.0 million and $4.6 million as of December 31, 2004 and 2003, respectively.

PCA leases the cutting rights to approximately 115,000 acres of timberland and capitalizes the annual lease payments and reforestation costs associated with these leases. These costs are recorded as depletion when timber is harvested and used in PCA’s business operations or sold to customers. Capitalized long-term lease costs were $19.5 million and $18.9 million as of December 31, 2004 and 2003, respectively. The amount of depletion expense was $2.3 million, $5.1 million and $4.9 million for the years ended December 31, 2004, 2003 and 2002, respectively.

Packaging Corporation of America
Notes to Consolidated Financial Statements (Continued)
December 31, 2004

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

PCA capitalizes certain costs related to the purchase and development of software which is used in its business operations. The costs attributable to these software systems are amortized over their estimated useful lives based on various factors such as the effects of obsolescence, technology and other economic factors. Net capitalized software costs were $3.6 million and $7.3 million as of December 31, 2004 and 2003, respectively. Software amortization expense was $4.0 million, $4.6 million and $4.1 million for the years ended December 31, 2004, 2003, and 2002, respectively.

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

Pension and Postretirement Benefits

The Company accounts for defined benefit pension plans in accordance with SFAS No. 87, “Employers’ Accounting for Pensions.” We account for our postretirement benefits in accordance with SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other than Pensions.”

One of the principal assumptions used to calculate net periodic pension cost is the expected long-term rate of return on plan assets. The expected long-term rate of return on plan assets may result in recognized returns that are greater or less than the actual returns on those plan assets in any given year. Over time, however, the expected long-term rate of return on plan assets is designed to approximate the actual long term returns.

The discount rate assumptions used to account for pension and postretirement benefit plans reflect the rates available on high-quality, fixed-income debt instruments on December 31st of each year. The rate of compensation increase is another significant assumption used for pension accounting and is determined by the Company based upon annual reviews.

For postretirement health care plan accounting, the Company reviews external data and our own historical trends for health care costs to determine the health care cost trend rate assumptions.

Environmental Liabilities

The Company accounts for its retirement obligations related to its landfills under SFAS No. 143, “Accounting for Asset Retirement Obligations,” which requires legal obligations associated with the retirement of long-lived assets to be recognized at their fair value at the time that the obligations are incurred. Upon initial recognition of a liability, that cost is capitalized as part of the related long-lived asset and amortized to expense over the useful life of the asset. The adoption of SFAS No. 143 on January 1, 2003 did not have a material impact on the Company’s financial statements.

Packaging Corporation of America
Notes to Consolidated Financial Statements (Continued)
December 31, 2004

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes

PCA utilizes the liability method of accounting for income taxes whereby it recognizes deferred tax assets and liabilities for the future tax consequences of temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets will be reduced by a valuation allowance if, based upon management’s estimates, it is more likely than not, that a portion of the deferred tax assets will not be realized in a future period. The estimates utilized in the recognition of deferred tax assets are subject to revision in future periods based on new facts or circumstances.

Revenue Recognition

The Company recognizes revenue as title to the products is transferred to customers. Shipping and handling costs are included in cost of sales. Shipping and handling billings to a customer are included in revenue. In addition, the Company offers volume rebates to some of its customers. The total cost of these programs is estimated and accrued as a reduction to revenue at the time of the respective sale.

Research and Development

Research and development costs are expensed as incurred. The amount charged to expense was $6.1 million, $6.1 million, and $6.7 million for the years ended December 31, 2004, 2003 and 2002, respectively.

Industry Agreements

PCA regularly trades containerboard with other manufacturers primarily to reduce shipping costs. Containerboard trade agreements are a long standing industry practice. These agreements are entered into on an annual basis, in which both parties agree to ship an identical number of tons to each other within the agreement period. These agreements minimize transportation cost by allowing each party’s containerboard mills to ship containerboard to the other party’s closest corrugated products plant. We track each shipment to ensure that the other party’s shipments are equal during the agreement period. Such transfers are possible because containerboard is a commodity product with no distinguishing product characteristics. These transactions are accounted for at carrying value, and sales are not recorded as the transactions are not the culmination of an earnings process. The transactions are recorded into inventory accounts, and no income is recorded until such inventory is converted to a finished product and sold to an end-use customer.

Segment Information

PCA is primarily engaged in one line of business: the integrated manufacture and sale of packaging materials, boxes and containers for industrial and consumer markets. No single customer accounts for more than 10% of total revenues.

Derivative Instruments and Hedging Activities

The Company records its derivatives in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The Statement requires the Company to recognize derivative

Packaging Corporation of America
Notes to Consolidated Financial Statements (Continued)
December 31, 2004

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

instruments as either assets or liabilities in the balance sheet at fair value. It further provides criteria for derivative instruments to be designated as fair value, cash flow or foreign currency hedges and establishes respective accounting standards for reporting changes in the fair value of the derivative instruments. The gains or losses resulting from adjusting the derivative instruments to fair value are recorded in net income or accumulated other comprehensive income (loss) (OCI), as appropriate.

The Company has historically used derivative instruments to manage interest costs and the risk associated with changing interest rates. The Company’s objectives for holding derivatives are to minimize the risks using the most effective methods to eliminate or reduce the impacts of these exposures. Derivative losses included in OCI as of December 31, 2002, were reclassified into earnings over the lives of the collar agreements, through June 30, 2003. As of December 31, 2004 and 2003, the Company was not party to any derivatives.

On June 12, 2003, PCA entered into two interest rate protection agreements with a counterparty to lock in then current interest rates on 5-year and 10-year U.S. Treasury notes. PCA entered into these agreements to protect it against increases in the five-year U.S. Treasury note rate, which served as a reference in determining the interest rate applicable to the five-year notes due 2008, and the ten-year U.S. Treasury note rate, which served as a reference in determining the interest rate applicable to the ten-year notes due 2013. As a result of increases in the interest rates on the five-year U.S. Treasury notes and ten-year U.S. Treasury notes, PCA received a payment of approximately $27.0 million from the counterparty upon settlement of the agreements, which occurred on July 21, 2003. PCA recorded the settlement in OCI and is amortizing this amount against interest expense over the respective lives of the notes.

Stock-Based Compensation

PCA entered into management equity agreements in June 1999 with 125 of its management-level employees. These agreements provide for the grant of options to purchase up to an aggregate of 6,576,460 shares of PCA’s common stock at $4.55 per share, the same price per share at which PCA acquired the business from Pactiv Corporation. The agreement called for these options to vest ratably over a five-year period, or, upon completion of an initial public offering, vest fully with contractual restrictions on transfer for a period of up to 18 months following completion of the offering. The options vested with the initial public offering in January 2000, and the restriction period ended August 2001.

In October 1999, the Company adopted a long-term equity incentive plan, which provides for grants of stock options, stock appreciation rights (SARs), restricted stock and performance awards to directors, officers and employees of PCA, as well as others who engage in services for PCA. Option awards granted to officers and employees vest ratably over a four-year period, whereas option awards granted to directors vest immediately. The plan, which will terminate on October 19, 2009, provides for the issuance of up to 4,400,000 shares of common stock, of which 4,299,458 options have been granted through December 31, 2004.

During 2003, the Company began granting shares of restricted stock to certain of its officers, employees and directors. Restricted share awards granted to officers and employees vest at the end of a three to four year period, whereas restricted share awards granted to directors vest at the end of a six-month

Packaging Corporation of America
Notes to Consolidated Financial Statements (Continued)
December 31, 2004

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

period. The Company is recognizing compensation expense associated with these shares ratably over their vesting periods. A summary of the Company’s restricted share activity follows:

(dollars in thousands)	Shares	Fair Value at Date of Grant
Balance, December 31, 2002	—	$—
Granted	73,500	1,353
Balance, December 31, 2003	73,500	1,353
Granted	76,000	1,806
Balance, December 31, 2004	149,500	$3,159

The number of shares of restricted stock that were vested at December 31, 2004 was 4,500 shares. No shares were vested at December 31, 2003.

A summary of the Company’s stock option activity, and related information for the years ended December 31, 2004, 2003 and 2002 follows:

	Options	Weighted-Average Exercise Price
Balance, January 1, 2002	6,478,443	$7.31
Granted	871,000	19.55
Exercised	(811,791)	5.52
Forfeited	(63,550)	15.44
Balance, December 31, 2002	6,474,102	9.10
Granted	754,850	18.35
Exercised	(2,071,029)	5.62
Forfeited	(31,375)	16.42
Balance, December 31, 2003	5,126,548	11.83
Granted	676,770	23.87
Exercised	(1,265,905)	8.15
Forfeited	(47,687)	18.33
Balance, December 31, 2004	4,489,726	$14.59

The following table summarizes information for options outstanding and exercisable at December 31, 2004:

	Options Outstanding				Options Exercisable
Range of Exercise Price	Number	Year Granted	Weighted- Average Remaining Life	Weighted-Average Exercise Price	Number	Weighted- Average Exercise Price
$4.55	1,156,915	1999	4.4	$4.55	1,156,915	$4.55
$10.44-$12.00	547,947	2000	5.3	11.93	547,947	11.93
$13.38-$15.50	682,498	2001	6.5	15.46	470,186	15.44
$19.55-$19.59	734,137	2002	7.4	19.55	334,662	19.55
$17.59-$18.36	698,759	2003	8.5	18.34	164,394	18.29
$21.62-$23.90	669,470	2004	9.5	23.88	6,000	21.62
	4,489,726			$14.59	2,680,104	$10.72

Packaging Corporation of America
Notes to Consolidated Financial Statements (Continued)
December 31, 2004

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

As permitted by SFAS No. 123, “Accounting for Stock-Based Compensation” and amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” the Company has elected to account for its stock option plan under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and adopt the disclosure only provisions of SFAS No. 123 and SFAS No. 148. Under APB No. 25, no compensation costs are recognized because the number of options is fixed and the option exercise price is equal to the fair market price of the common stock on the date of the grant. Under SFAS No. 123, stock options are valued at the grant date using the Black-Scholes valuation model and compensation costs are recognized ratably over the vesting period. Had stock options been accounted for using the fair value method as recommended in SFAS No. 123, compensation expense would have had the following pro forma effect on our net income (loss) and earnings (loss) per share for the years ended December 31, 2004, 2003 and 2002.

	Year Ended December 31,
	2004	2003	2002
Net income (loss) as reported	$68,730	$(14,358)	$48,179
Add: Amortization of unearned compensation on restricted stock, net of tax	411	123	—
Less: Stock-based compensation expense determined using fair value method, net of tax	(3,583)	(3,194)	(2,315)
Net income (loss)—pro forma	$65,558	$(17,429)	$45,864
Basic earnings (loss) per common share—as reported	$0.65	$(0.14)	$0.46
Diluted earnings (loss) per common share—as reported	$0.64	$(0.14)	$0.45
Basic earnings (loss) per common share—pro forma	$0.62	$(0.17)	$0.44
Diluted earnings (loss) per common share—pro forma	$0.61	$(0.17)	$0.43

Black-Scholes option-pricing model assumptions and fair value for these options are shown in the following table:

	Year of Grant
	2004	2003	2002
Actuarial assumptions
Risk-free interest rate (%)	4.45	3.34	4.85
Expected life (years)	5	5	5
Volatility (%)	29.50	31.80	33.80
Dividend yield (%)	2.51	0.00	0.00
Weighted-average fair value ($)	7.75	6.22	7.45

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
December 31, 2004

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

New Accounting Pronouncements

In May 2004, the Financial Accounting Standards Board (FASB)  issued FASB Staff Position (“FSP”) No. 106-2, “Accounting Disclosure Requirements Related to the Medicare Prescription Drug, Improvement, and Modernization Act of 2003,” which supersedes FSP No. 106-1 of the same title issued in January 2004. The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Medicare Act”) introduces a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. As the Company sponsors a number of postretirment benefit plans, the Company performed an analysis and has determined that the adoption of FSP No. 106-2 would not have a material impact on net periodic postretirement benefit costs in future periods and would not have a material impact on its financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment.” SFAS No. 123(R) requires that compensation cost related to share-based payment transactions be recognized in the financial statements based on fair value. Share-based payment transactions within the scope of SFAS No. 123(R) include stock options, restricted stock awards, performance-based awards, stock appreciation rights, and employee share purchase plans. The provisions of SFAS No. 123(R) are effective as of the first interim period that begins after June 15, 2005. Accordingly, the Company will implement the revised standard in the third quarter of fiscal year 2005. Currently, the Company accounts for its share-based payment transactions under the provisions of APB Opinion No. 25, which generally does not require the recognition of compensation cost for employee stock options in the financial statements. Management believes that the current required disclosures in Note 2 under Stock-Based Compensation, materially reflect the impact this standard would have on reported net earnings if adopted in the periods presented.

Reclassifications

Prior year’s financial statements have been reclassified where appropriate to conform with current year presentation.

Packaging Corporation of America
Notes to Consolidated Financial Statements (Continued)
December 31, 2004

3.   EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted income per common share for the periods presented.

	Year Ended December 31,
	2004	2003	2002
(In thousands, except per share data)
Numerator:
Net income (loss)	$68,730	$(14,358)	$48,179
Denominator:
Basic common shares outstanding	106,358	104,628	105,053
Effect of dilutive securities:
Unvested restricted stock	28	—	—
Stock options	1,184	—	2,155
Dilutive common shares outstanding	107,570	104,628	107,208
Basic income (loss) per common share	$0.65	$(0.14)	$0.46
Diluted income (loss) per common share	$0.64	$(0.14)	$0.45

In 2003, if the effect of options and restricted stock had been dilution, it would have increased dilutive common shares outstanding by 1,701,000 shares.

4.   ACCRUED LIABILITIES

The components of accrued liabilities are as follows:

	December 31,
	2004	2003
(In thousands)
Bonuses and incentives	$20,811	$19,415
Medical insurance and workers’ compensation	17,835	18,988
Vacation and holiday pay	13,536	12,532
Customer volume discounts and rebates	11,424	9,208
Franchise and property taxes	9,146	9,316
Salaried pension—Pactiv	—	7,500
Payroll and payroll taxes	4,085	4,430
Other	7,555	8,390
Total	$84,392	$89,779

5.   EMPLOYEE BENEFIT PLANS AND OTHER POSTRETIREMENT BENEFITS

In connection with the acquisition from Pactiv, PCA and Pactiv entered into a human resources agreement which, among other items, granted PCA employees continued participation in the Pactiv pension plan for a period of up to five years following the closing of the acquisition for an agreed upon fee. For salaried employees, PCA paid Pactiv $4.0 million in the first and second years, $6.0 million in the third year, $8.0 million in the fourth year, and $10.0 million in the fifth year following the closing date of the acquisition. For hourly employees, PCA paid Pactiv $1.2 million per year through December 31, 2000 and

Packaging Corporation of America
Notes to Consolidated Financial Statements (Continued)
December 31, 2004

5.   EMPLOYEE BENEFIT PLANS AND OTHER POSTRETIREMENT BENEFITS (Continued)

then $4.5 million per year for two additional years, ending on December 31, 2002. The amounts paid to Pactiv for continued participation in the Pactiv pension plans were stipulated in the original human resources agreement or the extension negotiated for hourly employee participation after December 31, 2000. The fees paid to Pactiv were expensed ratably throughout the year.

Effective January 1, 2003, PCA adopted a mirror-image pension plan for eligible hourly employees to succeed the Pactiv pension plan in which PCA had participated though December 31, 2002. The PCA pension plan for hourly employees recognizes service earned under both the PCA plan and the prior Pactiv plan. Benefits earned under the PCA plan are reduced by retirement benefits earned under the Pactiv plan through December 31, 2002. All assets and liabilities associated with benefits earned through December 31, 2002 for hourly employees and retirees of PCA were retained by the Pactiv plan.

Effective May 1, 2004, PCA adopted a grandfathered pension plan for certain salaried employees who had previously participated in the Pactiv pension plan pursuant to the above mentioned human resource agreement. The benefit formula for the new PCA pension plan for salaried employees is comparable to that of the Pactiv plan except that the PCA plan uses career average base pay in the benefit formula in lieu of final average base pay. The PCA pension plan for salaried employees recognizes service earned under both the PCA plan and the prior Pactiv plan. Benefits earned under the PCA plan are reduced by retirement benefits earned under the Pactiv plan through April 30, 2004. All assets and liabilities associated with benefits earned through April 30, 2004 for salaried employees and retirees of PCA were retained by the Pactiv plan.

PCA has a supplemental executive retirement plan for its CEO which will provide a supplemental pension benefit calculated on the basis of the following formula: (annual salary + bonus) x (years of service) x (0.167), where “years of service” equals years of service with PCA + five years. The benefit is payable in a lump sum.

PCA also maintains a supplemental executive retirement plan (SERP), which augments pension benefits for eligible executives (excluding the CEO) earned under the PCA pension plan for salaried employees. Benefits are determined using the same formula as the PCA pension plan but in addition to counting career average base pay, the SERP also recognizes bonuses and any pay earned in excess of IRS qualified plan compensation limits. Benefits earned under the SERP are reduced by benefits paid from the PCA pension plan and any prior qualified pension and SERP benefits earned under the Pactiv plan.

PCA also provides certain medical benefits for retired salaried employees and certain medical and life insurance benefits for certain hourly employees. For salaried employees, the plan covers employees retiring from PCA on or after attaining age 58 who have had at least 10 years of full-time service with PCA after attaining age 48. For hourly employees, the postretirement medical coverage, where applicable, is available according to the eligibility provisions in effect at the employee’s work location. Per the human resources agreement referred to above, Pactiv retained the liability relating to retiree medical and life benefits for PCA employees who had retired on or before April 12, 1999 or who were eligible to retire within two years of that date. On January 1, 2003, the Company adopted a new plan design for salaried employees incorporating annual dollar caps in determining the maximum amount of employer contributions made towards the total cost of postretirement medical coverage.

Packaging Corporation of America
Notes to Consolidated Financial Statements (Continued)
December 31, 2004

5.   EMPLOYEE BENEFIT PLANS AND OTHER POSTRETIREMENT BENEFITS (Continued)

The following table summarizes activity of the Company’s pension plan and postretirement benefit plans .

	Pension Plans			Postretirement Plans
(In thousands)	2004	2003	2002	2004	2003	2002
Change in Benefit Obligation
Benefit obligation at beginning of period	$15,242	$2,489	$2,107	$7,872	$5,790	$7,703
Service cost	11,290	5,454	292	836	680	1,107
Interest cost	1,953	646	153	489	387	553
Plan initiation	17,150	7,086	—	—	—	—
Plan amendments	1,283		—	7	53	(3,395)
Actuarial loss (gain)	(1,648)	(423)	(63)	804	1,249	(25)
Participant contributions	—	—	—	211	131	74
Benefits paid	(253)	(10)	—	(415)	(418)	(227)
Benefit obligation at September 30	$45,017	$15,242	$2,489	$9,804	$7,872	$5,790
Accumulated benefit obligation portion of above	$24,766	$10,496	$2,213
Change in Fair Value of Plan Assets
Plan assets at fair value at beginning of period	$30	$—	$—	$—	$—	$—
Actual return on plan assets	173	—	—	—	—	—
Company contributions	7,944	40	—	204	287	153
Participant contributions	—	—	—	211	131	74
Benefits paid	(253)	(10)	—	(415)	(418)	(227)
Fair value of plan assets at September 30	$7,894	$30	$—	$—	$—	$—
Development of Net Amount Recognized
Funded status at September 30	$(37,123)	$(15,212)	$(2,489)	$(9,804)	$(7,872)	$(5,790)
Fourth quarter contributions	1,355	50	—	37	63	104
Unrecognized costs:
Prior service cost	23,539	7,159	653	(4,712)	(5,196)	(5,730)
Actuarial loss (gain)	(2,003)	(186)	237	4,898	4,363	3,335
Accrued benefit recognized at December 31	$(14,232)	$(8,189)	$(1,599)	$(9,581)	$(8,642)	$(8,081)
Components of the above amount:
Accrued liability	$(18,487)	$(10,526)	$(2,213)	$(9,581)	$(8,642)	$(8,081)
Intangible asset	4,255	2,337	614	—	—	—
Accrued benefit recognized at December 31	$(14,232)	$(8,189)	$(1,599)	$(9,581)	$(8,642)	$(8,081)
Weighted-Average Assumptions Used to Determine Benefit Obligations at December 31
Discount rate	6.00%	6.25%	6.75%	6.00%	6.25%	6.75%
Rate of compensation increase	3.00%-4.00%	3.00%	3.00%	N/A	N/A	N/A
Weighted-Average Assumptions Used to Determine Net Periodic Benefit Cost for the Years Ended December 31
Discount rate	6.00%-6.25%	6.25%-6.75%	6.75%	6.25%	6.75%	7.25%
Expected return on plan assets	8.25%-8.50%	8.50%	9.50%	N/A	N/A	N/A
Rate of compensation increase	3.00%-4.00%	3.00%	3.00%	N/A	N/A	N/A

Packaging Corporation of America
Notes to Consolidated Financial Statements (Continued)
December 31, 2004

5.   EMPLOYEE BENEFIT PLANS AND OTHER POSTRETIREMENT BENEFITS (Continued)

No pay-related benefits are provided under the hourly pension plan. PCA uses a September 30 measurement date for all of its benefit plans.

PCA will contribute $20.4 million to the pension plans in 2005.

	Pension Plans			Postretirement Plans
(In thousands)	2004	2003	2002	2004	2003	2002
Components of Net Periodic Benefit Cost
Service cost for benefits earned during the year	$11,289	$5,454	$292	$836	$680	$1,107
Interest cost on accumulated benefit obligation	1,953	646	153	489	387	553
Expected return on plan assets	(4)	—	—	—	—	—
Net amortization of unrecognized amounts	2,054	580	185	(208)	(260)	35
Net periodic benefit cost	$15,292	$6,680	$630	$1,117	$807	$1,695

Our funding policy is to contribute to the plans amounts necessary to satisfy the funding requirements of applicable laws and regulations. Pension plan assets, which totaled $7.9 million at September 30, 2004, were invested in the following classes of securities:

Percentage of Fair Value
Equity securities	60%
Debt securities	39%
Other	1%

Our investment policy is to invest more heavily in equity securities than debt securities. Approximately 60% of principal contributions to the trust are invested in equity securities and 40% in debt securities, with a liquidity requirement sufficient to cover at least three months of benefit payment obligations.

In determining net pension and other postretirement benefit costs, we have elected to amortize prior service cost on a straight-line basis over the average remaining service period of employees expected to receive benefits under the plans. A 10% corridor is used to determine the amount of the unrecognized net gain or loss to be amortized. The excess, if any, of the unrecognized net gain or loss over 10% of the greater of the projected benefit obligation or the market-related value of plan assets is amortized over the average remaining service period until retirement for active participants and included in the net periodic benefit cost.

As of September 30, 2004, the Company assumed health care cost trend rates for its postretirement benefit plans were 10.00% in 2005, 9.00% in 2006, 8.00% in 2007, 7.00% in 2008, 6.00% in 2009 and 5.00% for 2010 thereafter. As of September 30, 2003, the Company assumed health care cost trend rates for its postretirement benefit plans were 10.50% for 2004, 9.50% for 2005, 8.00% for 2006, 7.00% for 2007, 6.00% for 2008 and 5.00% for 2009 thereafter. As of September 30, 2002, the Company assumed health care cost trend rates were 11.00% for 2003, 10.50% for 2004, 9.50% for 2005, 8.00% for 2006, 7.00% for 2007, 6.00% for 2008, and 5.00% for 2009 and thereafter.

Packaging Corporation of America
Notes to Consolidated Financial Statements (Continued)
December 31, 2004

5.   EMPLOYEE BENEFIT PLANS AND OTHER POSTRETIREMENT BENEFITS (Continued)

Increasing the assumed health care cost trend rate by one percentage point would increase the 2004 postretirement benefit obligation by approximately $1.1 million and would increase the net postretirement benefit cost by approximately $0.2 million. Decreasing the assumed health care cost trend rate by one percentage point would decrease the 2004 postretirement benefit obligation by approximately $1.0 million and would decrease the net postretirement benefit cost by approximately $0.2 million.

The following benefit payments are expected to be paid to current plan participants:

(In thousands)	Pension Plans	Postretirement Plans
2005 benefit payments	$364	$194
2006 benefit payments	526	244
2007 benefit payments	778	339
2008 benefit payments	1,093	448
2009 benefit payments	1,511	583
2010 - 2014 benefit payments	22,448	5,008

On February 1, 2000, the Company adopted two defined contribution benefit plans that cover all full-time salaried employees and certain hourly employees at several of the Company’s facilities. Employees can make voluntary contributions in accordance with the provisions of their respective plan. The Company expensed $7.4 million, $7.0 million and $6.9 million for employer contributions during the years ended December 31, 2004, 2003 and 2002, respectively.

6.   GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

Changes in the carrying amount of goodwill for the periods ended December 31, 2004 and 2003 are as follows:

(In thousands)
Balance as of December 31, 2002	$1,789
Acquisition of Fairfield, Ohio corrugated plant	497
Balance as of December 31, 2003	2,286
Acquisition of Acorn Corrugated Box Co.	1,514
Other	(109)
Total	$3,691

For additional information regarding the acquisition of Acorn Corrugated Box Co., see Note 13.

Packaging Corporation of America
Notes to Consolidated Financial Statements (Continued)
December 31, 2004

6.   GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

Other Intangible Assets

The components of other intangible assets are as follows:

	Weighted	As of December 31, 2004		As of December 31, 2003
(In thousands)	Average Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible assets subject to amortization:
Covenants not to compete	8 years	$1,642	$1,150	$1,391	$887
Customer lists and relations	35 years	15,360	1,690	1,560	1,192
	32 years	17,002	2,840	2,951	2,079
Intangible pension asset		4,255	—	2,337	—
Total other intangible assets		$21,257	$2,840	$5,288	$2,079

The amount of amortization expense was $0.8 million, $0.4 million, and $0.4 million for the years ended December 31, 2004, 2003 and 2002, respectively. Estimated amortization of intangible assets over the next five years is expected to be less than $0.8 million per year.

7.   DEBT

A summary of debt is set forth in the following table:

	December 31,
	2004	2003
(In thousands)
Senior credit facility—
Term Loan, effective interest rate of 3.81% and 2.44% as of December 31, 2004 and 2003, due in varying annual installments beginning July 21, 2006 through 2008	$39,000	$39,000
Receivables credit facility, effective interest rate of 2.73% and 1.51% as of December 31, 2004 and 2003, respectively, due October 10, 2006	109,000	109,000
Senior notes, net of discount of $479 and $616 as of December 31, 2004 and 2003, respectively, interest at 4.375% payable semi-annually, due August 1, 2008	149,521	149,384
Senior notes, net of discount of $2,914 and $3,257 as of December 31, 2004 and 2003, respectively interest at 5.750% payable semi-annually, due August 1, 2013.	397,086	396,743
Senior subordinated notes, interest at 9.625%	—	3,617
Other	285	217
Total	694,892	697,961
Less: current portion	109,168	112,763
Total long-term debt	$585,724	$585,198

Packaging Corporation of America
Notes to Consolidated Financial Statements (Continued)
December 31, 2004

7.   DEBT (Continued)

On July 7, 2003, PCA repaid all borrowings under its then-existing senior secured credit facility. This facility was replaced with a senior unsecured credit facility that provides for a $100.0 million revolving credit facility, including a $35.0 million subfacility for letters of credit, and a $50.0 million term loan. The senior credit facility closed on July 21, 2003, and it expires in 2008.

On July 21, 2003, PCA closed its offering and private placement of $150.0 million of 4 3/8% five-year senior notes and $400.0 million of 5 3/4% ten-year senior notes. On July 22, 2003, PCA used the net proceeds from the offering, together with the borrowings under the senior credit facility and cash on hand, to repurchase $546.4 million, or 99.3%, of its then outstanding 9 5/8% senior subordinated notes. As a result of these transactions, PCA recorded a one-time charge of approximately $76.6 million ($46.7 million after-tax) in the third quarter of 2003. The $76.6 million charge includes the tender offer premium of $55.9 million and a $17.4 million non-cash charge for the write-off of deferred financing fees due to the early extinguishment of debt, both included in interest expense, and fees and expenses of $3.3 million, included in corporate overhead. The remaining senior subordinated notes were repurchased on April 1, 2004 at a premium of $0.2 million.

The instruments governing PCA’s indebtedness contain covenants that limit the ability of PCA and its subsidiaries to enter into sale and leaseback transactions, incur liens, enter into certain transactions with affiliates, merge or consolidate with any other person or sell or otherwise dispose of all or substantially all of the assets of the Company. They also require PCA to comply with certain financial covenants, including the ratio of earnings before interest, taxes, depreciation and amortization (EBITDA) to interest expense, the ratio of debt to total capitalization, and minimum net worth levels. A failure to comply with these restrictions could lead to an event of default, which could result in an acceleration of such indebtedness. At December 31, 2004, the Company was in compliance with these covenants.

Additional information regarding PCA’s variable rate debt is shown below:

	Weighted-Average Reference Interest Rate		Applicable Margin
	December 31,		December 31,
	2004	2003	2004	2003
LIBOR based debt:
Term Loan	2.56%	1.19%	1.25%	1.25%
Commercial paper based debt:
Receivables credit facility	2.33%	1.11%	0.40%	0.40%

As of December 31, 2004, annual principal maturities for debt during the next five years are: $109.2 million (2005), $9.0 million (2006), $10.0 million (2007), $170.1 million (2008), $0.0 million (2009), and $400.0 million (2010 and thereafter).

Interest payments in connection with the Company’s debt obligations for the years ended December 31, 2004, 2003 and 2002 amounted to $34.2 million, $104.5 million, and $66.0 million, respectively. Included in the $104.5 million in interest paid for 2003 is the tender offer premium of $55.9 million paid in connection with the July 2003 tender offer.

Packaging Corporation of America
Notes to Consolidated Financial Statements (Continued)
December 31, 2004

7.   DEBT (Continued)

On November 29, 2000, the Company established an on-balance sheet securitization program for its trade accounts receivable. To effectuate this program, the Company formed a wholly owned limited purpose subsidiary, Packaging Credit Company, LLC (“PCC”), which in turn formed a wholly owned, bankruptcy-remote, special-purpose subsidiary, Packaging Receivables Company, LLC (“PRC”), for the purpose of acquiring receivables from PCC. Both of these entities are included in the consolidated financial statements of the Company. Under this program, PCC purchases on an ongoing basis substantially all of the receivables of the Company and sells such receivables to PRC. PRC and lenders established a $150.0 million receivables-backed revolving credit facility (“Receivables Credit Facility”) through which PRC obtains funds to purchase receivables from PCC. The receivables purchased by PRC are and will be solely the property of PRC. In the event of liquidation of PRC, the creditors of PRC would be entitled to satisfy their claims from PRC’s assets prior to any distribution to PCC or the Company. Credit available under the receivables credit facility is on a borrowing-base formula. As a result, the full amount of the facility may not be available at all times. At December 31, 2004, $109.0 million was outstanding and $41.0 million was available for additional borrowing under the receivables credit facility. The highest outstanding principal balance under the receivables credit facility during fiscal 2004 was $109.0 million. On October 10, 2003, PCA renewed the receivables credit facility for an additional three-year term, expiring on October 10, 2006.

A summary of the Company’s drawings under credit facilities as of December 31, 2004 follows:

	Term	Commitments	Utilized	Available
(In thousands)
Receivables credit facility	2006	$150,000	$109,000	$41,000
Senior revolving credit facility	2008	100,000	—	100,000
		$250,000	$109,000	$141,000

PCA is required to pay commitment fees on the unused portions of the credit facilities.

A summary of the Company’s outstanding letters of credit is set forth in the following table:

	December 31,
	2004	2003
(In thousands)
Workers’ compensation	$19,373	$13,775
Environmental	1,113	1,272
Management equity loans	—	600
Total	$20,486	$15,647

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

Packaging Corporation of America
Notes to Consolidated Financial Statements (Continued)
December 31, 2004

8.   FINANCIAL INSTRUMENTS

The carrying and estimated fair values of PCA’s financial instruments at December 31, 2004 and 2003 were as follows:

	2004		2003
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$213,321	$213,321	$172,022	$172,022
Accounts and notes receivable	216,594	216,594	190,862	190,862
Accounts payable	(128,953)	(128,953)	(126,924)	(126,924)
Long-term debt—
Term loan	(39,000)	(39,000)	(39,000)	(39,000)
Senior subordinated notes	—	—	(3,617)	(3,791)
4.375% five-year senior notes	(149,521)	(149,580)	(149,384)	(149,850)
5.750% ten-year senior notes	(397,086)	(411,710)	(396,743)	(403,840)
Receivables credit facility	(109,000)	(109,000)	(109,000)	(109,000)
Other	(285)	(285)	(217)	(217)

The fair value of cash and cash equivalents, accounts and notes receivable, and accounts payable approximate their carrying amounts due to the short-term nature of these financial instruments.

Long-Term Debt

The fair value of the term loan and the receivables credit facility approximates their carrying amount due to the variable interest-rate feature of the instruments. The fair value of the senior subordinated notes and the senior notes are based on quoted market prices. The fair value of the other debt was not determined to be materially different from the carrying amount.

9.   SHAREHOLDERS’ EQUITY

In June 1999, PCA entered into management equity agreements with 125 of its management-level employees. Under these agreements, PCA Holdings, LLC and Pactiv Corporation sold 3,132,800 shares of common stock to 113 of these employees at $4.55 per share. The management equity agreements also provide for the grant of options (see Note 2).

On May 16, 2001, the Company announced a $100.0 million common stock repurchase program. PCA may continue to repurchase shares from time to time. Through December 31, 2003, the Company repurchased 5,195,600 shares of common stock for $88.8 million. All repurchased shares were retired prior to December 31, 2003. No shares of common stock were repurchased in 2004.

On October 13, 2003, PCA announced that it would begin paying a quarterly cash dividend of $0.15 per share, or $0.60 per share annually, on its common stock. The first quarterly dividend of $0.15 per share was paid on January 15, 2004 to shareholders of record as of December 15, 2003. On January 19, 2005, PCA announced an increase in its quarterly cash dividend to $0.25 per share, or $1.00 per share annually, on its common stock. The first quarterly dividend of $0.25 per share will be payable to shareholders of record as of March 15, 2005 with a payment date of April 15, 2005.

Packaging Corporation of America
Notes to Consolidated Financial Statements (Continued)
December 31, 2004

10.   COMMITMENTS AND CONTINGENCIES

Capital Commitments

The Company had authorized capital expenditures of approximately $55.2 million and $37.5 million as of December 31, 2004 and 2003, respectively, in connection with the expansion and replacement of existing facilities and equipment.

Operating Leases

The Company leases space for certain of its facilities under long-term leases. The Company also leases equipment, primarily vehicles and rolling stock, and other assets under long-term leases of a duration generally of three years. The minimum lease payments under non-cancelable operating leases with lease terms in excess of one year are as follows:

(In thousands)
2005	$22,081
2006	18,566
2007	12,937
2008	7,630
2009	4,562
Thereafter	33,820
Total	$99,596

Commitments under capital leases were not significant to the accompanying financial statements. Total lease expense, including base rent on all leases and executory costs, such as insurance, taxes, and maintenance, for the years ended December 31, 2004, 2003 and 2002 was $33.0 million, $31.6 million and $31.0 million, respectively. These costs are included in cost of goods sold and selling and administrative expenses.

Purchase Commitments

The Company has entered into various minimum purchase agreements to buy energy over periods ranging from one to two years at fixed prices. Total purchase commitments over the next two years are as follows:

(In thousands)
2005	$6,671
2006	1,274
Total	$7,945

These purchase agreements are not marked to market. The Company purchased $17.6 million during the year ended December 31, 2004, $19.3 million during the year ended December 31, 2003, and $24.4 million during the year ended December 31, 2002 under these purchase agreements.

Packaging Corporation of America
Notes to Consolidated Financial Statements (Continued)
December 31, 2004

10.   COMMITMENTS AND CONTINGENCIES (Continued)

Litigation

On May 14, 1999, PCA was named as a defendant in two Consolidated Class Action Complaints which alleged a civil violation of Section 1 of the Sherman Act. The suits, then captioned Winoff Industries, Inc. v. Stone Container Corporation, MDL No. 1261 (E.D. Pa.) and General Refractories Co. v. Gaylord Container Corporation, MDL No. 1261 (E.D. Pa.), name PCA as a defendant based solely on the allegation that PCA is successor to the interests of Tenneco Packaging Inc. and Tenneco Inc., both of which were also named as defendants in the suits, along with nine other linerboard and corrugated sheet manufacturers. The complaints allege that the defendants, during the period October 1, 1993 through November 30, 1995, conspired to limit the supply of linerboard, and that the purpose and effect of the alleged conspiracy was to artificially increase prices of corrugated containers and corrugated sheets, respectively. On November 3, 2003, Pactiv (formerly known as Tenneco Packaging), Tenneco and PCA entered into an agreement to settle the class action lawsuits. The settlement agreement provides for a full release of all claims against PCA as a result of the class action lawsuits and was approved by the Court in an opinion issued on April 21, 2004. Approximately 160 plaintiffs opted out of the class and together filed about ten direct action complaints in various federal courts across the country. All of the opt-out complaints make allegations against the defendants, including PCA, substantially similar to those made in the class actions. The settlement agreement does not cover these direct action cases. These actions have all been consolidated as In re Linerboard, MDL 1261 (E.D. Pa.) for pretrial purposes. Fact discovery is proceeding and is currently set to close June 30, 2005. As of the date of this filing, we believe it is not reasonably possible that the outcome of this litigation will have a material adverse effect on our financial position, results of operations or cash flows.

PCA is also party to various legal actions arising in the ordinary course of business. These legal actions cover a broad variety of claims spanning our entire business. As of the date of this filing, we believe it is not reasonably possible that the resolution of these legal actions will, individually or in the aggregate, have a material adverse effect on our financial position, or results of operations or cash flows.

Environmental Liabilities

In April 1998, the United States Environmental Protection Agency (EPA) finalized a new Clean Air and Water Act commonly referred to as the Cluster Rules, which govern all pulp and paper mill operations, including those at our mills. The Cluster Rules affect our allowable discharges of air and water pollutants. PCA and its competitors are required to incur costs to ensure compliance with these new rules. From 1997 through 2004, we spent approximately $34.5 million on Cluster Rule compliance to meet Clean Air Act requirements. Total capital costs for environmental matters, including Cluster Rule compliance, were $9.3 million for 2004. We currently estimate 2005 environmental capital expenditures will be $14.1 million, of which $3.0 million of the expenditures are to meet Cluster Rule requirements. Our current spending projections to complete all Cluster Rule compliance requirements at our four mills is about $4.8 million, which will be spent between 2005 and 2007.

The potential costs for various environmental matters are uncertain due to such factors as the unknown magnitude of possible cleanup costs, the complexity and evolving nature of governmental laws and regulations and their interpretations, and the timing, varying costs and effectiveness of alternative

Packaging Corporation of America
Notes to Consolidated Financial Statements (Continued)
December 31, 2004

10.   COMMITMENTS AND CONTINGENCIES (Continued)

cleanup technologies. From January 1994 through December 2004, remediation costs at our mills and corrugated plants totaled about $3.1 million. As of December 31, 2004, we maintained an environmental reserve of $5.7 million, which includes funds relating to onsite landfills and surface impoundments as well as on-going and anticipated remedial projects. Liabilities recorded for environmental contingencies are estimates of the probable costs based upon available information and assumptions. Because of these uncertainties, however, PCA’s estimates may change. As of this filing, we believe that it is not reasonably possible that future environmental expenditures above the $5.7 million accrued as of December 31, 2004 will have a material impact on our financial condition and results of operations.

In connection with the sale to PCA of the containerboard and corrugated products business of Pactiv Corporation, Pactiv agreed to retain all liability for all former facilities and all sites associated with pre-closing offsite waste disposal and all environmental liability for a closed landfill located near the Filer City mill.

11.   INCOME TAXES

Following is an analysis of the components of consolidated income tax provision (benefit):

(In thousands)	2004	2003	2002
Current—
U.S.	$—	$(282)	$(7,526)
State and local	895	(32)	1,298
Total current provision (benefit) for taxes	895	(314)	(6,228)
Deferred—
U.S.	37,534	(9,224)	32,159
State and local	3,756	(978)	3,504
Total deferred provision (benefit) for taxes	41,290	(10,202)	35,663
Total provision (benefit) for taxes	$42,185	$(10,516)	$29,435

The effective tax rate varies from the U.S. Federal statutory tax rate principally due to the following:

(In thousands)	2004	2003	2002
Provision computed at U.S. Federal statutory rate of 35%	$38,820	$(8,711)	$27,165
State and local taxes, net of federal benefit	4,666	(1,018)	3,221
Other	(1,301)	(787)	(951)
Total	$42,185	$(10,516)	$29,435

Packaging Corporation of America
Notes to Consolidated Financial Statements (Continued)
December 31, 2004

11.   INCOME TAXES (Continued)

Deferred income tax assets and liabilities at December 31 are summarized as follows:

	December 31,
(In thousands)	2004	2003
Deferred tax assets:
Accrued liabilities	$1,861	$8,610
Employee benefits and compensation	15,041	8,744
Reserve for doubtful accounts	2,356	2,796
Inventories	8,448	5,401
Investment in joint venture	125	2,850
Pension and postretirement benefits	2,177	6,979
General business credits	1,554	478
Alternative minimum tax credits	13,545	16,796
Net operating loss carry forwards	32,536	44,379
Gross deferred tax assets	77,643	97,033
Valuation allowance	(1,129)	(1,747)
Total deferred tax assets	$76,514	$95,286
Deferred tax liabilities:
Property, plant and equipment differences	$(323,205)	$(295,526)
Accrued liabilities	(765)	(859)
Derivatives	—	(147)
Total deferred tax liabilities	$(323,970)	$(296,532)
Net deferred tax liability	$(247,456)	$(201,246)

The net deferred tax liability at December 31 is classified in the balance sheet as follows:

	December 31,
(In thousands)	2004	2003
Current net deferred tax assets	$59,113	$29,703
Non-current net deferred tax liabilities	(306,569)	(230,949)
Total net deferred tax liability	$(247,456)	$(201,246)

Cash payments for income taxes were $1.0 million, $0.9 million and $1.2 million for the years ended December 31, 2004, 2003 and 2002, respectively.

As of December 31, 2004 and 2003, the Company had available for income tax purposes $13.5 million and $16.8 million, respectively, in alternative minimum tax credits that may be used to offset future taxable income. As of December 31, 2004 and 2003, the Company had available for income purposes $1.5 and $0.5 million, respectively, in general business credit carry forwards which will expire between 2019 through 2024.

As of December 31, 2004, the Company had available a Federal net operating loss carry forward of $71.9 million which will expire in 2023. As of December 31, 2004, the Company had available a gross state and local net operating loss carry forward of approximately $130.6 million with various expiration dates. Further, the entire valuation allowance shown relates to state and local net operating loss carry forwards.

Packaging Corporation of America
Notes to Consolidated Financial Statements (Continued)
December 31, 2004

12.   RELATED PARTY TRANSACTIONS

PCA owns a 31 1/3% interest in Southern Timber Venture, LLC (“STV”). At December 31, 2004, PCA had not guaranteed the debt of STV and has no future funding requirements. The Company’s investment recorded on its balance sheet at December 31, 2004 is zero. In March 2002, PCA received a $2.3 million dividend, in October 2003, PCA received a $1.2 million dividend and in December 2004, PCA received a $29.3 dividend ($27.8 million net of direct expenses) from STV.

PCA purchases pulpwood from STV in accordance with the terms of a fiber supply agreement between the two companies which expires December 31, 2017. The price of pulpwood in this agreement is based upon the fair market value of pulpwood and is adjusted annually for any changes in market value. PCA purchased $22.6 million, $19.3 million and $19.8 million of pulpwood for its Counce, Tennessee and Valdosta, Georgia mills from STV during the years ended December 31 2004, 2003, and 2002, respectively.

In June 2004, PCA sold a portion of its interest in Southern Timber Venture, LLC for $2.0 million and recognized a pre-tax gain of $2.0 million.

In December 2004, STV sold to other parties approximately 150,000 acres of timberland previously owned and managed by STV that were under the supply agreement with PCA. STV will continue to manage the timberlands for the new buyers. In connection with the sale, PCA entered into new supply agreements related to the acreage sold with the buyers.

13.   ACQUISITIONS

On April 25, 2003, Dixie Container Corporation of Ohio, a wholly owned subsidiary of PCA, acquired the assets of a corrugated products facility located in Fairfield, Ohio, for $3.1 million. The transaction was completed on May 1, 2003. The purchase method of accounting was used to account for the acquisition. Sales and total assets of the acquisition were not material. Operating results of the acquisition subsequent to April 25, 2003 are included in the Company’s 2003 operating results.

On February 10, 2004, Packaging Corporation of Illinois, a wholly owned subsidiary of PCA, acquired the assets of Acorn Corrugated Box Co. (“Acorn”) for $38.4 million. The acquistion of Acorn expands PCA’s capabilities in high quality graphics packaging and displays and increases PCA’s presence in the Chicago market. The purchase method of accounting was used to account for the acquisition. Approximately $1.5 million of goodwill and $13.8 million of intangible assets were recorded in connection with the acquisition. The intangible assets include customer lists and relations. Sales and total assets of the acquisition were not material. Operating results of the acquisition subsequent to February 10, 2004 are included in the Company’s 2004 operating results.

14.   DIVESTITURES

In February 2004, PCA sold its hardwood sawmill in Selmer, Tennessee and received $1.0 million in proceeds and recognized a $0.2 million pre-tax gain.  The Selmer sawmill had net sales of $0.1 million, $4.5 million and $4.8 million in the years 2004, 2003 and 2002 respectively.

Packaging Corporation of America
Notes to Consolidated Financial Statements (Continued)
December 31, 2004

15.   QUARTERLY FINANCIAL DATA (UNAUDITED)

	Fiscal Quarter
(In thousands, except per share amounts)	First	Second	Third	Fourth	Total
2004:
Net sales	$431,267	$467,415	$498,753	$492,650	$1,890,085
Gross profit, as reported	40,216	72,824	99,731	88,406	301,177
Gross profit, adjusted	40,629	70,700	97,979	88,406	297,714
Income (loss) from operations, as reported	(3,611)	30,168	49,855	67,542	143,954
Income (loss) from operations, adjusted	(3,198)	28,044	48,103	67,542	140,491
Net income (loss), as reported	(6,836)	13,626	25,673	38,374	70,837
Net income (loss), adjusted	(6,585)	12,334	24,607	38,374	68,730
Basic earnings (loss) per share, as reported	(0.06)	0.13	0.24	0.36	0.67
Basic earnings (loss) per share, adjusted	(0.06)	0.12	0.23	0.36	0.65
Diluted earnings (loss) per share, as reported	(0.06)	0.13	0.24	0.36	0.66
Diluted earnings (loss) per share, adjusted	(0.06)	0.11	0.23	0.36	0.64
Stock price—high	23.97	25.21	24.79	24.60	25.21
Stock price—low	21.10	20.99	22.07	21.28	20.99
2003:
Net sales	$423,268	$436,470	$444,599	$431,197	$1,735,534
Gross profit	72,165	78,491	78,407	68,804	297,867
Income from operations	27,482	33,315	29,527	6,532	96,856
Net income (loss)	7,127	10,674	(32,336)	177	(14,358)
Basic earnings (loss) per share	0.07	0.10	(0.31)	0.00	(0.14)
Diluted earnings (loss) per share	0.07	0.10	(0.31)	0.00	(0.14)
Stock price—high	19.23	19.20	20.80	22.11	22.11
Stock price—low	16.28	17.23	17.84	18.85	16.28

Note: The sum of the quarters may not equal the total of the respective year’s earnings per share on either a basic or diluted basis due to changes in the weighted average shares outstanding throughout the year.

Adjusted amounts in 2004 are the result of an error which resulted in an understatement of the intercompany profit reserve for products held in inventory that was discovered after the Form 10-Q for the third quarter of 2004 was filed.

For the three months ended December 31, 2004, net income included a $16.9 million (or $0.16 per share) dividend payment net of taxes and expenses from Southern Timber Venture, a timberlands joint venture in which PCA owns a 31 1/3% interest. The dividend resulted from STV’s sale of a portion of their timberland holdings.

For the three months ended December 31, 2003, net income was reduced by $9.8 million or $0.09 per share due to the settlement with Pactiv Corporation of several benefit cost related matters dating back to April 12, 1999 when PCA became a stand-alone company.

For the three months ended September 30, 2003, net income was reduced by $46.7 million after tax, or $0.44 per basic and diluted share, due to PCA’s debt refinancing.