Form 10-K/A
period 2004-12-31
PACKAGING CORP OF AMERICA
filed 2005-03-31
CIK 75677

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

AMENDMENT NO. 1

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

None

                Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

                Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10 K or any amendment to this Form 10 K. ☒

                Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b 2 of the Exchange Act). Yes  ☒    No  ☐

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

EXPLANATORY NOTE

                This Amendment No. 1 to Annual Report on Form 10-K/A (Form 10-K/A) is being filed to amend the Company's Annual Report on Form 10-K for the year ended December 31, 2004, which was originally filed on March 9, 2005 (Original Form 10-K) to add as exhibits financial statements of Southern Timber Venture, LLC in accordance with the requirements of Rule 3-09 of Regulation S-X, as previously disclosed in the Original Form 10-K, and the Consent from their independent auditors.  Additionally, this Form 10-K/A corrects the age for one of our Executive Officers included in Item 10 of Part III.

                As a result of this amendment, the certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, filed and furnished, respectively, as exhibits to the Original Form 10-K, have been re-executed and re-filed and re-furnished as of the date of this Form 10-K/A.

                Except for the amendment described above, this Form 10-K/A does not modify or update other disclosures in, or exhibits to, the Original Form 10-K filed on March 9, 2005.

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

                Thomas A. Hassfurther is 49 years old and has served as Senior Vice President, Sales and Marketing, Corrugated Products since February 2005 and as Vice President, Sales and Marketing from March 1998 to February 2005.  Mr. Hassfurther served as Vice President and Area General Manager from January 1991 to February 1998 for Tenneco Packaging Inc.  From 1977 to 1990 Mr Hassfurther served as a sales representative, Sales Manager and General Manager within the Containerboard Products Group.

PART IV

Item 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)           The following documents are filed as a part of this report:

                (1)           The financial statements of Southern Timber Venture, LLC for the years ended December 31, 2004 and 2003, that are required by Rule 3-09 of Regulation S-X, are included in Exhibit 99.2.

(b)           Exhibits

Exhibit
Number	Description
2.1

Contribution Agreement, dated as of January 25, 1999, among Pactiv Corporation (formerly known as Tenneco Packaging Inc.) (“Pactiv”), PCA Holdings LLC (“PCA Holdings”) and Packaging Corporation of America (“PCA”).(1)

2.2	Letter Agreement Amending the Contribution Agreement, dated as of April 12, 1999, among Pactiv, PCA Holdings and PCA.(1)

3.1	Restated Certificate of Incorporation of PCA.(1)

3.2	Certificate of Amendment to Restated Certificate of Incorporation of PCA. (Incorporated herein by reference to Exhibit 3.2 to PCA’s Registration Statement on Form S-4, Registration No. 333 109437.)

3.3	Second Amended and Restated By-laws of PCA. (Incorporated herein by reference to Exhibit 3.3 to PCA’s Registration Statement on Form S-4, Registration No. 333 109437.)

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

Exhibit
Number	Description
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

10.11	Human Resources Agreement, dated as of April 12, 1999, by and among Tenneco Automotive Inc. (formerly known as Tenneco Inc.), Pactiv and PCA.(1)

Exhibit
Number	Description
10.12

Fifth Amendment to Credit and Security Agreement, dated as of October 8, 2004, among PRC, PCC, Blue Ridge and Wachovia. (Incorporated herein by reference to Exhibit 10.1 to PCA’s Quarterly Report on Form 10-Q for the period September 30, 2004.)

10.13	Intentionally omitted.

10.14	Intentionally omitted.

10.15	Intentionally omitted.

10.16	Letter Agreement Regarding Terms of Employment, dated as of January 25, 1999, between PCA and Paul T. Stecko.*(1)

10.17	Letter Agreement Regarding Terms of Employment, dated as of May 19, 1999, between PCA and Paul T. Stecko.*(1)

10.18	1999 Long-Term Equity Incentive Plan, effective as of October 19, 1999.* (Incorporated herein by reference to Exhibit 10.18 to PCA’s Registration Statement on Form S-1, Registration No. 333-86963.)

10.19	Management Equity Agreement, dated as of June 1, 1999, among PCA, Paul T. Stecko and the Paul T. Stecko 1999 Dynastic Trust.*(1)

10.20	Form of Management Equity Agreement, dated as of June 1, 1999, among PCA and the members of management party thereto.*(1)

10.21	1999 Executive Incentive Compensation Plan, effective April 12, 1999.* (Incorporated herein by reference to Exhibit 10.16 to PCA’s Registration Statement on Form S-4, Registration No. 333-109437.)

10.22	Amended and Restated 1999 Management Equity Compensation Plan, effective as of June 2, 1999.*(1)

21.1	Subsidiaries of the Registrant.+

23.1	Consent of Ernst & Young LLP.+

23.2	Consent of Grantham, Poole, Randall, Reitano, Arrington & Cunninham PLLC.

24.1	Powers of Attorney.+

31.1	Certification of Chief Executive Officer, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Risk Factors.+

99.2	Financial Statements (Southern Timber Venture, LLC for the years ended December 31, 2004 and 2003).

*	Management contract or compensatory plan or arrangement.
+	Filed on March 9, 2005 with the original Annual Report on Form 10-K.
(1)	Incorporated herein by reference to the same numbered exhibit to PCA’s Registration Statement on Form S 4 (Registration No. 333 79511).

SIGNATURES

                Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to Form 10-K on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized on March 31, 2005.

Packaging Corporation of America

By:	/s/ Paul T. Stecko
Name: Paul T. Stecko
Title: Chairman and Chief Executive Officer

By:	/s/ Richard B. West
Name: Richard B. West
Title: Senior Vice President, Chief Financial Officer and Corporate Secretary

                Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 31, 2005.

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