Form 10-Q
period 2005-03-31
PACKAGING CORP OF AMERICA
filed 2005-05-04
CIK 75677

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2005

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

As of May 2, 2005, the Registrant had outstanding 107,430,757 shares of common stock, par value $0.01 per share.

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

Packaging Corporation of America
Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)	March 31, 2005	December 31, 2004
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$180,199	$213,321
Accounts and notes receivable, net of allowance for doubtful accounts/customer deductions of $5,032 and $4,639 as of March 31, 2005 and December 31, 2004, respectively	227,404	216,594
Inventories	184,487	179,348
Prepaid expenses and other current assets	15,383	8,685
Deferred income taxes	53,361	59,113
Total current assets	660,834	677,061
Property, plant and equipment, net	1,344,686	1,345,154
Intangible assets, net of accumulated amortization of $3,021 and $2,840 as of March 31, 2005 and December 31, 2004, respectively	21,927	22,108
Other long-term assets	39,270	38,451
Total assets	$2,066,717	$2,082,774
Liabilities and shareholders’ equity
Current liabilities:
Short-term debt and current maturities of long-term debt	$109,100	$109,168
Accounts payable	147,368	128,953
Accrued interest	5,243	12,591
Accrued liabilities	66,670	84,392
Total current liabilities	328,381	335,104
Long-term liabilities:
Long-term debt	585,836	585,724
Deferred income taxes	301,975	306,569
Other liabilities	41,639	37,807
Total long-term liabilities	929,450	930,100
Shareholders’ equity:
Common stock (par value $.01 per share, 300,000,000 shares authorized, 107,408,207 shares and 106,993,028 shares issued as of March 31, 2005 and December 31, 2004, respectively)	1,074	1,070
Additional paid in capital	499,233	492,661
Retained earnings	289,431	303,662
Accumulated other comprehensive income:
Unrealized gain on derivatives, net	21,699	22,475
Cumulative foreign currency translation adjustment	(6)	(6)
Total accumulated other comprehensive income	21,693	22,469
Unearned compensation on restricted stock	(2,545)	(2,292)
Total shareholders’ equity	808,886	817,570
Total liabilities and shareholders’ equity	$2,066,717	$2,082,774

See notes to condensed consolidated financial statements.

Packaging Corporation of America
Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended March 31,
(In thousands, except per share amounts)	2005	2004
Net sales	$489,437	$431,267
Cost of sales	(416,171)	(390,638)
Gross profit	73,266	40,629
Selling and administrative expenses	(35,256)	(32,258)
Corporate overhead	(11,567)	(10,283)
Joint venture dividend	2,506	—
Other expense, net	(1,417)	(1,286)
Income (loss) from operations	27,532	(3,198)
Interest expense, net	(6,994)	(7,403)
Income (loss) before taxes	20,538	(10,601)
(Provision) benefit for income taxes	(7,919)	4,016
Net income (loss)	$12,619	$(6,585)
Weighted average common shares outstanding:
Basic	107,019	105,845
Diluted	108,053	105,845
Net income (loss) per common share:
Basic	$0.12	$(0.06)
Diluted	$0.12	$(0.06)
Dividends declared per common share	$0.25	$0.15

See notes to condensed consolidated financial statements.

Packaging Corporation of America
Condensed Consolidated Statements of Cash Flow
(unaudited)

	Three Months Ended March 31,
(In thousands)	2005	2004
Cash Flows from Operating Activities:
Net income (loss)	$12,619	$(6,585)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	38,476	38,775
Amortization of financing costs	172	171
Loss—early extinguishment of debt	—	174
Deferred income taxes	1,158	(7,016)
Loss on disposals of property, plant and equipment	369	1,022
Pension and postemployment benefits	3,897	2,387
Tax benefit associated with employee stock option exercises	2,248	2,978
Other, net	(210)	(341)
Changes in components of working capital (net of effects of acquisitions):
(Increase) decrease in current assets—
Accounts receivable	(10,810)	4,394
Inventories	(5,139)	5,846
Prepaid expenses and other	(6,698)	(10,474)
Increase (decrease) in current liabilities—
Accounts payable	7,614	(3,120)
Accrued liabilities	(25,070)	(26,802)
Net cash provided by operating activities	18,626	1,409
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(36,918)	(29,161)
Acquisition of business	—	(37,917)
Additions to long term assets	(2,558)	(1,317)
Proceeds from disposals of property, plant and equipment	8	1,262
Net cash used for investing activities	(39,468)	(67,133)
Cash Flows from Financing Activities:
Payments on long-term debt	(76)	(3,875)
Common stock dividends paid	(16,049)	(15,839)
Issuance of common stock upon exercise of stock options	3,845	3,723
Net cash used for financing activities	(12,280)	(15,991)
Net decrease in cash and cash equivalents	(33,122)	(81,715)
Cash and cash equivalents, beginning of period	213,321	172,022
Cash and cash equivalents, end of period	$180,199	$90,307

See notes to condensed consolidated financial statements.

Packaging Corporation of America
Notes to Condensed Consolidated Financial Statements
(unaudited)
March 31, 2005

1. Basis of Presentation

The consolidated financial statements as of March 31, 2005 and 2004 of Packaging Corporation of America (“PCA” or the “Company”) are unaudited but include all adjustments (consisting only of normal recurring adjustments) that management considers necessary for a fair presentation of such financial statements. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with Article 10 of SEC Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. Operating results during the period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the period ending December 31, 2005. These consolidated financial statements should be read in conjunction with PCA’s annual report on Form 10-K for the year ended December 31, 2004. The consolidated financial statements as of March 31, 2004 have been adjusted due to an error that resulted in a misstatement of the intercompany profit reserve for products held in inventory. See Note 15 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2004 for additional information.

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
March 31, 2005

2. Summary of Accounting Policies (Continued)

Comprehensive Income (Loss)

Comprehensive income (loss) is as follows:

	Three Months Ended March 31,
(In thousands)	2005	2004
Net income (loss)	$12,619	$(6,585)
Other comprehensive income (loss), net of tax
Amortization of Treasury lock	(776)	(778)
Foreign currency translation adjustment	—	5
Comprehensive income (loss)	$11,843	$(7,358)

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

In October 1999, the Company adopted a long-term equity incentive plan, which provides for grants of stock options, stock appreciation rights (SARs), restricted stock and performance awards to directors, officers and employees of PCA, as well as others who engage in services for PCA. Option awards granted to officers and employees vest ratably over a four-year period, whereas option awards granted to directors vest immediately. The plan, which will terminate on October 19, 2009, provides for the issuance of up to 4,400,000 shares of common stock, of which 4,299,227 have been granted through March 31, 2005. Forfeitures are added back to the pool of shares of common stock to be granted again at a future date.

Packaging Corporation of America
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
March 31, 2005

2. Summary of Accounting Policies (Continued)

During 2003, the Company began granting shares of restricted stock to certain of its officers, employees and directors. Restricted share awards granted to officers and employees vest at the end of a three to four year period, whereas restricted share awards granted to directors vest at the end of a six-month period. The Company is recognizing compensation expense associated with these shares ratably over their vesting periods. A summary of the Company’s restricted share activity follows:

(Dollars in thousands)	Shares	Fair Value at Date of Grant
Balance, December 31, 2002	—	$—
Granted	73,500	1,353
Balance, December 31, 2003	73,500	1,353
Granted	76,000	1,806
Balance, December 31, 2004	149,500	3,159
Granted	19,500	482
Balance, March 31, 2005	169,000	$3,641

The number of shares of restricted stock that were vested at March 31, 2005 was 4,500 shares.

Packaging Corporation of America
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
March 31, 2005

2. Summary of Accounting Policies (Continued)

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

	Three Months Ended March 31,
(In thousands, except per share amounts)	2005	2004
Net income (loss)—as reported	$12,619	$(6,585)
Add: amortization of unearned compensation on restricted stock, net of tax	141	55
Less: stock-based compensation expense determined using fair value method, net of tax	(918)	(884)
Net income (loss)—pro forma	$11,842	$(7,414)
Basic earnings (loss) per common share—as reported	$0.12	$(0.06)
Diluted earnings (loss) per common share—as reported	$0.12	$(0.06)
Basic earnings (loss) per common share—pro forma	$0.11	$(0.07)
Diluted earnings (loss) per common share—pro forma	$0.11	$(0.07)

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

New Accounting Pronouncements

In May 2004, the Financial Accounting Standards Board (FASB) issued FASB Staff  Position (“FSP”) No. 106-2, “Accounting Disclosure Requirements Related to the Medicare Prescription Drug, Improvement, and Modernization Act of 2003,” which supersedes FSP No. 106-1 of the same title issued in January 2004.  The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Medicare Act”) introduces a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare D. As the Company sponsors a number of postretirement benefit plans, the Company performed an anlysis and has determined that the adoption of

Packaging Corporation of America
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
March 31, 2005

2. Summary of Accounting Policies (Continued)

FSP No. 106-2 would not have a material impact on net periodic postretirement benefit costs in future periods and would not have a material impact on its financial position, results of operations or cash flows.

In December, 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment,” which requires that compensation cost related to share-based payment transactions be recognized in the financial statements based on fair value. Share-based payment transactions within the scope of SFAS No. 123(R) include stock options, restricted stock awards, performance-based awards, stock appreciation rights, and employee share purchase plans. The provisions of  of SFAS No. 123(R) are effective as of the first interim period that begins after June 15, 2005. On April 14, 2005, the Securities and Exchange Commission announced that it would permit companies to delay implementation of SFAS No. 123(R) to the beginning of their next fiscal year. The Company currently plans to implement the revised standard on January 1, 2006. The Company currently accounts for its share-based payment transactions under the provisions of APB Opinion No. 25, which generally does not require the recognition of compensation cost for employee stock options in the financial statements. Management believes that the current required disclosures in Note 2 under Stock-Based Compensation materially reflect the impact this standard would have on reported net earnings if adopted in the periods presented.

3. Earnings Per Share

The following table sets forth the computation of basic and diluted income (loss) per common share for the periods presented.

	Three Months Ended March 31,
(In thousands, except per share data)	2005	2004
Numerator:
Net income (loss)	$12,619	$(6,585)
Denominator:
Basic common shares outstanding	107,019	105,845
Effect of dilutive securities:
Unvested restricted stock	61	—
Stock options	973	—
Dilutive common shares outstanding	108,053	105,845
Basic income (loss) per common share	$0.12	$(0.06)
Diluted income (loss) per common share	$0.12	$(0.06)

During the first quarter of 2004, if the effect of unvested restricted stock and options had been dilutive, it would have increased dilutive common shares outstanding by 1.4 million shares.

Packaging Corporation of America
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
March 31, 2005

4. Inventories

The components of inventories are as follows:

(In thousands)	March 31, 2005	December 31, 2004
		(audited)
Raw materials	$87,357	$79,753
Work in progress	6,236	5,988
Finished goods	63,506	60,936
Supplies and materials	66,648	67,894
Inventories at FIFO cost	223,747	214,571
Excess of FIFO over LIFO cost	(39,260)	(35,223)
Inventories, net	$184,487	$179,348

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

5. Goodwill and Other Intangible Assets

Goodwill

There were no changes in the carrying amount of goodwill for the period ended March 31, 2005. Goodwill as of March 31, 2005 and December 31, 2004 was $3.7 million.

Other Intangible Assets

The components of other intangible assets are as follows:

		As of March 31, 2005		As of December 31, 2004
(In thousands)	Weighted average life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
				(audited)
Intangible assets subject to amortization:
Covenants not to compete	8 years	$1,642	$1,213	$1,642	$1,150
Customer lists and relations	35 years	15,360	1,808	15,360	1,690
	32 years	17,002	3,021	17,002	2,840
Intangible pension asset		4,255	—	4,255	—
Total other intangible assets		$21,257	$3,021	$21,257	$2,840

Packaging Corporation of America
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
March 31, 2005

6. Employee Benefit Plans and Other Postretirement Benefits

For the three months ended March 31, 2005 and 2004, net pension and postretirement costs were comprised of the following:

	Pension Plans		Postretirement Plans
	Three Months Ended March 31,
(In thousands)	2005	2004	2005	2004
Components of Net Periodic Benefit Cost
Service cost for benefits earned during the year	$3,819	$1,565	$223	$209
Interest cost on accumulated benefit obligation	673	238	146	122
Expected return on plan assets	(258)	(1)	—	—
Net amortization of unrecognized amounts	547	145	(44)	(52)
Net periodic benefit cost	$4,781	$1,947	$325	$279

N

Net pension costs for the three months ended March 31, 2004 do not include any costs related to the Company’s salaried pension plan as this plan was adopted on May 1, 2004

The Company makes pension plan contributions to the extent such contributions are mandatory, actuarially determined and tax deductible. The Company expects to contribute $20.4 million to the pension plans in 2005.

7. Related Party Transactions

PCA owns a 31 1/3% interest in Southern Timber Venture, LLC (“STV”).  At March 31, 2005, PCA had not guaranteed the debt of STV and has no future funding requirements.  The Company’s investment recorded on its balance sheet at March 31, 2005 is zero. On March 31, 2005, STV declared a dividend, and PCA recorded income of $2.5 dividend, its proportionate share of the million declared by STV in the first quarter of 2005.

8. Subsequent Events

On April 12, 2005, PCA received a special dividend payment of $12.5 million from STV related to the sale of some of its woodlands holdings.

On April 23, 2005, PCA acquired a full line corrugated plant in Jackson, Mississippi, a specialty sheet plant in St. Louis, Missouri, and a graphics packaging and display manufacturing facility in Olive Branch, Mississippi. Sales and total assets of the acquisition are not material to PCA’s total consolidated financial results. Operating results of the acquisition subsequent to April 23, 2005 will be included in the Company’s 2005 operating results.

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

Results of Operations

The historical results of operations of PCA are set forth below:

	For the Three Months Ended March 31,
(In thousands)	2005	2004	Change
Net sales	$489,437	$431,267	$58,170
Income (loss) from operations	$27,532	$(3,198)	$30,730
Interest expense, net	(6,994)	(7,403)	409
Income (loss) before taxes	20,538	(10,601)	31,139
(Provision) benefit for income taxes	(7,919)	4,016	(11,935)
Net income (loss)	$12,619	$(6,585)	$19,204

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

Net Sales

Net sales increased by $58.2 million, or 13.5%, for the three months ended March 31, 2005 from the comparable period in 2004. The increase was the result of increased sales prices and volumes of corrugated products and increased sales prices of containerboard to external third parties.

Total corrugated products volume sold increased 4.0% to 7.5 billion square feet for the three months ended March 31, 2005 from the same period in 2004. On a comparable shipments-per-workday basis, corrugated products volume was up 5.7% from the first quarter of 2004. The percentage increase in volume on a shipments-per-workday basis is higher than the percentage increase of total volume sold because the first quarter of 2005 contained one less workday than the first quarter of 2004. The first quarter of 2005 had 62 workdays while the comparable period in 2004 had 63 workdays. Shipments-per-workday is calculated by dividing our total corrugated products volume during the quarter by the number of workdays within the quarter. Containerboard volume to external domestic and export customers decreased 12.7% for the three months ended March 31, 2005 from the three months ended March 31, 2004. Containerboard mill production for the three months ended March 31, 2005 was 565,000 tons compared to 547,000 tons in the same period in 2004.

Income (Loss) from Operations

Income (loss) from operations  increased by $30.7 million, or 960.9%, for the three months ended March 31, 2005 compared to the three months ended March 31, 2004. The increase was primarily attributable to higher sales prices and sales volume ($42.7 million), partially offset by  increases in costs of transportation ($4.1 million), wood fiber ($3.7 million), medical insurance ($2.5 million), energy ($2.4 million) and salaries related to merit increases and new hires ($2.3 million). In addition, the Company’s operating income benefited from a dividend of $2.5 million, which was declared on March 31, 2005, by Southern Timber Venture, LLC, a joint venture in which PCA holds a 31 1/3% ownership interest. The dividend payment was received by PCA on April 1, 2005.

Gross profit increased $32.6 million, or 80.3%, for the three months ended March 31, 2005 from the comparable period in 2004. Gross profit as a percentage of sales increased from 9.4% of sales in the first quarter of 2004 to 15.0% of sales in the current quarter due primarily to the increased sales prices and volumes previously discussed.

Selling and administrative expenses increased $3.0 million, or 9.3%, for the three months ended March 31, 2005 compared to the same period in 2004. The increase was primarily the result of higher salary and incentive expenses related to merit increases and new hires ($1.8 million), increased warehousing expenses due to increased customer requirements ($0.5 million), increased travel, entertainment and promotional expenses ($0.3 million) and higher broker commissions ($0.3 million).

Corporate overhead increased by $1.3 million, or 12.5%, for the three months ended March 31, 2005 from the comparable period in 2004. The largest portion of this increase was due to higher professional fees ($0.8 million) related to human resource, legal and tax matters and an increase in costs and scope of audits of internal controls. Salary and incentive expense increased $0.6 million compared to the first quarter of 2004.

Other expense, net, increased $0.1 million, or 10.2% for the three months ended March 31, 2005 compared to the three months ended March 31, 2004.

Interest Expense and Income Taxes

Interest expense decreased $0.4 million, or 5.5%, for the three months ended March 31, 2005 from the three months ended March 31, 2004, primarily due to an increase in interest income related to higher balances of cash throughout the first quarter of 2005 compared to the same period in 2004.

PCA’s effective tax rate was 38.6% for the three months ended March 31, 2005 and 37.9% for the comparable period in 2004. The effective tax rate varies from the U.S. federal statutory tax rate of 35% principally due to the impact of state and local income taxes, the extraterritorial income exclusion and the domestic production activities deduction.

Liquidity and Capital Resources

The following table presents a summary of our cash flows for the periods presented:

	For the Three Months Ended March 31,
(In thousands)	2005	2004	Change
Net cash provided by (used for):
Operating activities	$18,626	$1,409	$17,217
Investing activities	(39,468)	(67,133)	27,665
Financing activities	(12,280)	(15,991)	3,711
Net decrease in cash and cash equivalents	$(33,122)	$(81,715)	$48,593

Operating Activities

Cash flow provided by operating activities for the three months ended March 31, 2005 was $18.6 million, an increase of $17.2 million, or 1,221.9%, from the comparable period in 2004. The increase was the result of higher net income as previously described and increased deferred income taxes as a result of the higher levels of temporary differences in 2005, partially offset by higher working capital requirements of $9.9 million. The higher working capital requirements were driven by increased levels of accounts receivable ($15.2 million) due to the higher sales volumes and pricing in 2005 previously described and higher inventory levels in 2005 ($11.0 million), partially offset by favorable changes in accounts payable ($10.7 million) in 2005 due to the $13.0 million payment to Pactiv in January 2004 for a fourth quarter 2003 negotiated settlement of pension benefits and workers’ compensation liabilities dating back to April 12, 1999, the date Tenneco Packaging (now known as Pactiv) sold us to PCA Holdings, LLC. This payment was accrued in the fourth quarter of 2003.

Investing Activities

Net cash used for investing activities for the three months ended March 31, 2005 decreased $27.7 million, or 41.2%, to $39.5 million, compared to the three months ended March 31, 2004. The decrease was primarily related to the $37.9 million acquisition of Acorn Corrugated Box Co. in February 2004, partially offset by higher general additions to property, plant and equipment of $7.8 million during the first quarter of 2005 compared to the same period in 2004. See Note 13 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2004 for additional information regarding the acquisition of Acorn Corrugated Box Co.

Financing Activities

Net cash used for financing activities totaled $12.3 million for the three months ended March 31, 2005, a decrease of $3.7 million, or 23.2%, from the comparable period in 2004. The decrease was primarily attributable to the redemption of PCA’s 9 5/8% senior subordinated notes on March 31, 2004, for a total of $3.8 million.

PCA’s primary sources of liquidity are net cash provided by operating activities, borrowings under PCA’s revolving credit facility, and additional borrowings under PCA’s receivables credit facility. As of March 31, 2005, PCA had $141.0 million in unused borrowing capacity under its existing credit agreements. PCA’s primary uses of cash are for capital expenditures, debt service and common stock dividends, which it expects to be able to fund from these sources.

The following table provides the outstanding balances and the weighted average interest rates as of March 31, 2005 for each of PCA’s outstanding term loan, the revolving credit facility, the receivables credit facility, and the five- and ten-year senior notes:

Borrowing Arrangement (in thousands)	Balance at March 31, 2005	Weighted Average Interest Rate	Projected Annual Cash Interest Payments
Senior Credit Facility:
Term Loan	$39,000	4.375%	$1,706
Revolving Credit Facility	—	N/A	N/A
Receivables Credit Facility	109,000	3.187	3,474
4 3/8% Five-Year Notes	150,000	4.375	6,563
5 3/4% Ten-Year Notes	400,000	5.750	23,000
Total	$698,000	4.977%	$34,743

The above table excludes unamortized debt discount of $3.3 million at March 31, 2005. It also excludes from the projected annual cash interest payments, the non-cash income from the annual amortization of the $27.0 million received in July 2003 from the settlement of the Treasury locks related to the five- and ten-year notes. The amortization is being recognized over the terms of the five- and ten-year notes.

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

PCA currently expects to incur capital expenditures of approximately $110.0 million in 2005. These capital expenditures will be used primarily for maintenance capital, cost reduction, business growth and environmental compliance. As of March 31, 2005, PCA had spent $36.9 million for capital expenditures and had committed to spend an additional $55.8 million in 2005 and beyond.

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

Market Risk and Risk Management Policies

PCA is exposed to the impact of interest rate changes and changes in the market value of its financial instruments. PCA periodically enters into derivatives in order to minimize these risks, but not for trading purposes. As of March 31, 2005, PCA was not a party to any derivatives instruments.

As the interest rates on approximately 79% of PCA’s debt are fixed, a one percent increase in interest rates would result in a projected increase in interest expense and a corresponding projected decrease in income before taxes of $1.5 million annually. As of March 31, 2005, the weighted average LIBOR was 3.13%, and the weighted average commercial paper rate was 2.79%. In the event of a change in interest rates, management could take actions to mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in PCA’s financial structure.

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

Impact of Inflation

PCA does not believe that inflation has had a material impact on its financial position or results of operations during the first quarters of 2005 and 2004.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements as of March 31, 2005 that would require disclosure under SEC FR-67, “Disclosure in Management’s Discussion and Analysis About Off-Balance Sheet Arrangements and Aggregate Contractual Obligations.”

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

PCA has included in its Annual report on Form 10-K for the year ended December 31, 2004, a discussion of its critical accounting policies which we believe affect our more significant judgments and estimates used in the preparation of our consolidated financial statements. PCA has not made any changes in any of these critical accounting policies during the first three months of 2005.

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

Our actual results, performance or achievement could differ materially from those expressed in, or implied by, these forward-looking statements, and accordingly, we can give no assurances that any of the events anticipated by the forward-looking statements will transpire or occur, or if any of them do so, what impact they will have on our results of operations or financial condition. In view of these uncertainties, investors are cautioned not to place undue reliance on these forward-looking statements. We expressly disclaim any obligation to publicly revise any forward-looking statements that have been made to reflect the occurrence of events after the date hereof. For a discussion of other factors that may affect our business, see the “Risk Factors” exhibit included in our 2004 Annual Report on Form 10-K.

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

Certifications

On May 14, 2004, the Company filed with the New York Stock Exchange (the “NYSE”) the Annual CEO Certification regarding the Company’s compliance with the NYSE’s Corporate Governance listing standards as required by Section 303A.12(a) of the New York Stock Exchange Listed Company Manual. In addition, the Company has filed as exhibits to its Quarterly Report on Form 10-Q for the period ended March 31, 2005, the applicable certifications of its Chief Executive Officer and its Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act of 2002, regarding the quality of the Company’s public disclosures.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk.

For a discussion of market risks related to PCA, see Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Market Risk and Risk Management Policies” in this Quarterly Report on Form 10-Q.

Item 4.   Controls and Procedures.

PCA’s management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of PCA’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of March 31, 2005. The evaluation of PCA’s disclosure controls and procedures included a review of the controls’ objectives and design, PCA’s implementation of the controls and the effect of the controls on the information generated for use in this Quarterly Report on Form 10-Q.

During the quarter ended March 31, 2005, there were no changes in internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, PCA’s internal control over financial reporting.

Based upon their evaluation as of March 31, 2005, PCA’s Chief Executive Officer and Chief Financial Officer have concluded that PCA’s disclosure controls and procedures are effective to ensure that material information relating to PCA is made known to management, including the Chief Executive Officer and Chief Financial Officer, particularly during the periods when PCA’s periodic reports are being prepared.

PART II
OTHER INFORMATION

Item 1.   Legal Proceedings.

On May 14, 1999, PCA was named as a defendant in two Consolidated Class Action Complaints which alleged a civil violation of Section 1 of the Sherman Act. The suits, then captioned Winoff Industries, Inc. v. Stone Container Corporation, MDL No. 1261 (E.D. Pa.) and General Refractories Co. v. Gaylord Container Corporation, MDL No. 1261 (E.D. Pa.), name PCA as a defendant based solely on the allegation that PCA is successor to the interests of Tenneco Packaging Inc. and Tenneco Inc., both of which were also named as defendants in the suits, along with nine other linerboard and corrugated sheet manufacturers. The complaints allege that the defendants, during the period October 1, 1993 through November 30, 1995, conspired to limit the supply of linerboard, and that the purpose and effect of the alleged conspiracy was to artificially increase prices of corrugated containers and corrugated sheets, respectively. On November 3, 2003, Pactiv (formerly known as Tenneco Packaging), Tenneco and PCA entered into an agreement to settle the class action lawsuits. The settlement agreement provides for a full release of all claims against PCA as a result of the class action lawsuits and was approved by the Court in an opinion issued on April 21, 2004. Approximately 160 plaintiffs opted out of the class and together filed about ten direct action complaints in various courts across the country. All of the opt-out complaints make allegations against the defendants, including PCA, substantially similar to those made in the class actions. The settlement agreement does not cover these direct action cases. These actions have all been consolidated as In re Linerboard, MDL 1261 (E.D. Pa.) for pretrial purposes. Fact discovery is proceeding and is currently set to close June 30, 2005. As of the date of this filing, we believe it is not reasonably possible that the outcome of this litigation will have a material adverse effect on our financial position, results of operations or cash flows.

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
Date: May 4, 2005