Form 10-Q
period 2005-06-30
PACKAGING CORP OF AMERICA
filed 2005-08-08
CIK 75677

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2005
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission file number 1-15399

PACKAGING CORPORATION OF AMERICA

(Exact Name of Registrant as Specified in its Charter)

Delaware	36-4277050
(State or other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)
1900 West Field Court Lake Forest, Illinois	60045
(Address of Principal Executive Offices)	(Zip Code)

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

As of August 1, 2005, the Registrant had outstanding 108,017,373 shares of common stock, par value $0.01 per share.

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

Packaging Corporation of America
Condensed Consolidated Balance Sheets

	June 30, 2005	December 31, 2004
(In thousands, except share and per share amounts)	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$165,454	$213,321
Accounts and notes receivable, net of allowance for doubtful accounts/customer deductions of $5,158 and $4,639 as of June 30, 2005 and December 31, 2004, respectively	235,832	216,594
Inventories	187,261	179,348
Prepaid expenses and other current assets	26,921	8,685
Deferred income taxes	29,385	59,113
Total current assets	644,853	677,061
Property, plant and equipment, net	1,348,191	1,345,154
Goodwill and other intangible assets, net of accumulated amortization of $3,200 and $2,840 as of June 30, 2005 and December 31, 2004, respectively	54,168	22,108
Other long-term assets	38,232	38,451
Total assets	$2,085,444	$2,082,774
Liabilities and shareholders’ equity
Current liabilities:
Short-term debt and current maturities of long-term debt	$109,030	$109,168
Accounts payable	140,460	128,953
Accrued interest	12,662	12,591
Accrued liabilities	80,875	84,392
Total current liabilities	343,027	335,104
Long-term liabilities:
Long-term debt	585,948	585,724
Deferred income taxes	299,244	306,569
Other liabilities	43,683	37,807
Total long-term liabilities	928,875	930,100
Shareholders’ equity:
Common stock (par value $.01 per share, 300,000,000 shares authorized, 108,001,012 shares and 106,993,028 shares issued as of June 30, 2005 and December 31, 2004, respectively)	1,080	1,070
Additional paid in capital	508,452	492,661
Retained earnings	290,250	303,662
Accumulated other comprehensive income:
Unrealized gain on derivatives, net	20,921	22,475
Cumulative foreign currency translation adjustment	(4)	(6)
Total accumulated other comprehensive income	20,917	22,469
Unearned compensation on restricted stock	(7,157)	(2,292)
Total shareholders’ equity	813,542	817,570
Total liabilities and shareholders’ equity	$2,085,444	$2,082,774

See notes to condensed consolidated financial statements.

Packaging Corporation of America
Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended June 30,
(In thousands, except per share amounts)	2005	2004
Net sales	$519,325	$467,415
Cost of sales	(423,410)	(396,715)
Gross profit	95,915	70,700
Selling and administrative expenses	(37,490)	(32,428)
Corporate overhead	(12,785)	(10,484)
Joint venture dividend, net of expenses	11,526	—
Other income (expense), net	(2,886)	256
Income from operations	54,280	28,044
Interest expense, net	(7,076)	(7,544)
Income before taxes	47,204	20,500
Provision for income taxes	(19,444)	(8,166)
Net income	$27,760	$12,334
Weighted average common shares outstanding:
Basic	107,418	106,157
Diluted	108,225	107,454
Net income per common share:
Basic	$0.26	$0.12
Diluted	$0.26	$0.11
Dividends declared per common share	$0.25	$0.15

See notes to condensed consolidated financial statements.

Packaging Corporation of America
Condensed Consolidated Statements of Operations (Continued)
(unaudited)

	Six Months Ended June 30,
(In thousands, except per share amounts)	2005	2004
Net sales	$1,008,762	$898,682
Cost of sales	(839,581)	(787,353)
Gross profit	169,181	111,329
Selling and administrative expenses	(72,746)	(64,686)
Corporate overhead	(24,352)	(20,767)
Joint venture dividend, net of expenses	14,032	—
Other expense, net	(4,303)	(1,030)
Income from operations	81,812	24,846
Interest expense, net	(14,070)	(14,947)
Income before taxes	67,742	9,899
Provision for income taxes	(27,363)	(4,150)
Net income	$40,379	$5,749
Weighted average common shares outstanding:
Basic	107,220	106,001
Diluted	108,139	107,333
Net income per common share:
Basic	$0.38	$0.05
Diluted	$0.37	$0.05
Dividends declared per common share	$0.50	$0.30

See notes to condensed consolidated financial statements.

Packaging Corporation of America
Condensed Consolidated Statements of Cash Flow
(unaudited)

	Six Months Ended June 30,
(In thousands)	2005	2004
Cash Flows from Operating Activities:
Net income	$40,379	$5,749
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	78,733	78,243
Amortization of financing costs	344	341
Loss—early extinguishment of debt	—	174
Deferred income tax provision	(3,970)	365
Loss on disposals of property, plant and equipment	1,435	435
Gain from joint venture dividend	(15,038)	—
Pension and postretirement benefits	6,007	5,355
Tax benefit associated with employee stock option exercises	4,680	3,763
Other, net	(1,491)	(2,706)
Changes in components of working capital (net of effects of acquisitions):
(Increase) decrease in current assets—
Accounts receivable	(15,177)	(13,425)
Inventories	(5,582)	5,739
Prepaid expenses and other	8,145	(8,484)
Decrease in current liabilities—
Accounts payable	(660)	(9,533)
Accrued liabilities	(3,964)	(19,703)
Net cash provided by operating activities	93,841	46,313
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(68,917)	(55,398)
Acquisitions of businesses	(48,078)	(38,302)
Additions to long term assets	(2,431)	(1,713)
Proceeds from disposals of property, plant and equipment	14	1,262
Proceeds from sale of investment	—	2,000
Joint venture dividend	15,038	—
Net cash used for investing activities	(104,374)	(92,151)
Cash Flows from Financing Activities:
Payments on long-term debt	(153)	(3,882)
Common stock dividends paid	(42,899)	(31,749)
Proceeds from exercise of stock options	5,718	6,714
Net cash used for financing activities	(37,334)	(28,917)
Net decrease in cash and cash equivalents	(47,867)	(74,755)
Cash and cash equivalents, beginning of period	213,321	172,022
Cash and cash equivalents, end of period	$165,454	$97,267

See notes to condensed consolidated financial statements.

Packaging Corporation of America
Notes to Condensed Consolidated Financial Statements
(unaudited)
June 30, 2005

1.   Basis of Presentation

The consolidated financial statements as of June 30, 2005 and 2004 of Packaging Corporation of America (“PCA” or the “Company”) are unaudited but include all adjustments (consisting only of normal recurring adjustments) that management considers necessary for a fair presentation of such financial statements. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with Article 10 of SEC Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. Operating results for the period ended June 30, 2005 are not necessarily indicative of the results that may be expected for the period ending December 31, 2005. These consolidated financial statements should be read in conjunction with PCA’s Annual Report on Form 10-K for the year ended December 31, 2004. The consolidated financial statements as of June 30, 2004 have been adjusted due to an error that resulted in a misstatement of the intercompany profit reserve for products held in inventory. See Note 15 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2004 for additional information.

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
June 30, 2005

2.   Summary of Accounting Policies (Continued)

Comprehensive Income

Comprehensive income is as follows:

	Three Months Ended June 30,
(In thousands)	2005	2004
Net income	$27,760	$12,334
Other comprehensive income (loss), net of tax:
Amortization of Treasury lock	(778)	(776)
Foreign currency translation adjustment	2	—
Comprehensive income	$26,984	$11,558

	Six Months Ended June 30,
(In thousands)	2005	2004
Net income	$40,379	$5,749
Other comprehensive income (loss), net of tax:
Amortization of Treasury lock	(1,554)	(1,554)
Foreign currency translation adjustment	2	5
Comprehensive income	$38,827	$4,200

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

In October 1999, the Company adopted a long-term equity incentive plan, which provides for grants of stock options, stock appreciation rights (SARs), restricted stock and performance awards to directors, officers and employees of PCA, as well as others who engage in services for PCA. Option awards granted to officers and employees vest ratably over a three- or four-year period, whereas option awards granted to directors vest immediately. The plan, which will terminate on October 19, 2009, provides for the issuance of up to 4,400,000 shares of common stock. On May 4, 2005, the plan was amended to provide for the

Packaging Corporation of America
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
June 30, 2005

2.   Summary of Accounting Policies (Continued)

issuance of an additional 2,150,000 shares of common stock, or 6,550,000 shares in total. As of June 30, 2005, 4,858,947 have been granted. Forfeitures are added back to the pool of shares of common stock to be granted again at a future date.

During 2003, the Company began granting shares of restricted stock to certain of its employees and directors. Restricted share awards granted to officers and employees vest at the end of a three- or four-year period, whereas restricted share awards granted to directors vest at the end of a six-month period. The Company is recognizing compensation expense associated with these shares ratably over their vesting periods. A summary of the Company’s restricted share activity follows:

(dollars in thousands)	Shares	Fair Value at Date of Grant
Balance, December 31, 2002	—	$—
Granted	73,500	1,353
Balance, December 31, 2003	73,500	1,353
Granted	76,000	1,806
Balance, December 31, 2004	149,500	3,159
Granted	250,755	5,403
Balance, June 30, 2005	400,255	$8,562

The number of shares of  restricted stock that were vested at June 30, 2005 was 4,500 shares.

Packaging Corporation of America
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
June 30, 2005

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

	Three Months Ended June 30,
(In thousands, except per share amounts)	2005	2004
Net income—as reported	$27,760	$12,334
Add: Amortization of unearned compensation on restricted stock, net of tax	182	54
Less: Stock-based compensation expense determined using fair value method, net of tax	(746)	(739)
Net income—pro forma	$27,196	$11,649
Basic earnings per common share—as reported	$0.26	$0.12
Diluted earnings per common share—as reported	$0.26	$0.11
Basic earnings per common share—pro forma	$0.25	$0.11
Diluted earnings per common share—pro forma	$0.25	$0.11

	Six Months Ended June 30,
(In thousands, except per share amounts)	2005	2004
Net income—as reported	$40,379	$5,749
Add: Amortization of unearned compensation on restricted stock, net of tax	323	137
Less: Stock-based compensation expense determined using fair value method, net of tax	(1,664)	(1,651)
Net income—pro forma	$39,038	$4,235
Basic earnings per common share—as reported	$0.38	$0.05
Diluted earnings per common share—as reported	$0.37	$0.05
Basic earnings per common share—pro forma	$0.36	$0.04
Diluted earnings per common share—pro forma	$0.36	$0.04

Packaging Corporation of America
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
June 30, 2005

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

New Accounting Pronouncements

In May 2004, the Financial Accounting Standards Board (FASB) issued FASB Staff  Position (“FSP”) No. 106-2, “Accounting Disclosure Requirements Related to the Medicare Prescription Drug, Improvement, and Modernization Act of 2003,” which supersedes FSP No. 106-1 of the same title issued in January 2004. The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Medicare Act”) introduces a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare D. As the Company sponsors a number of postretirement benefit plans, the Company performed an anlysis and has determined that the adoption of FSP No. 106-2 would not have a material impact on net periodic postretirement benefit costs in future periods and would not have a material impact on its financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment,” which requires that compensation cost related to share-based payment transactions be recognized in the financial statements based on fair value. Share-based payment transactions within the scope of SFAS No. 123(R) include stock options, restricted stock awards, performance-based awards, stock appreciation rights, and employee share purchase plans. The provisions of SFAS No. 123(R) are effective as of the first interim period that begins after June 15, 2005. On April 14, 2005, the Securities and Exchange Commission announced that it would permit companies to delay implementation of SFAS No. 123(R) to the beginning of their next fiscal year. The Company currently plans to implement the revised standard on January 1, 2006. The Company currently accounts for its share-based payment transactions under the provisions of APB Opinion No. 25, which generally does not require the recognition of compensation cost for employee stock options in the financial statements. Management believes that the current required disclosures in Note 2 under Stock-Based Compensation materially reflect the impact this standard would have on reported net income if adopted at the beginning of the periods presented.

Packaging Corporation of America
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
June 30, 2005

3.   Earnings Per Share

The following table sets forth the computation of basic and diluted income per common share for the periods presented.

	Three Months Ended June 30,
(In thousands, except per share data)	2005	2004
Numerator:
Net income	$27,760	$12,334
Denominator:
Basic common shares outstanding	107,418	106,157
Effect of dilutive securities:
Unvested restricted stock	67	34
Stock options	740	1,263
Dilutive common shares outstanding	108,225	107,454
Basic income per common share	$0.26	$0.12
Diluted income per common share	$0.26	$0.11

	Six Months Ended June 30,
(In thousands, except per share data)	2005	2004
Numerator:
Net income	$40,379	$5,749
Denominator:
Basic common shares outstanding	107,220	106,001
Effect of dilutive securities:
Unvested restricted stock	64	31
Stock options	855	1,301
Dilutive common shares outstanding	108,139	107,333
Basic income per common share	$0.38	$0.05
Diluted income per common share	$0.37	$0.05

Packaging Corporation of America
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
June 30, 2005

4.   Inventories

The components of inventories are as follows:

	June 30, 2005	December 31, 2004
(In thousands)		(audited)
Raw materials	$81,411	$79,753
Work in progress	6,455	5,988
Finished goods	62,705	60,936
Supplies and materials	69,751	67,894
Inventories at FIFO cost	220,322	214,571
Excess of FIFO over LIFO cost	(33,061)	(35,223)
Inventories, net	$187,261	$179,348

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

5.   Goodwill and Other Intangible Assets

Goodwill

Changes in the carrying amount of goodwill for the period ended June 30, 2005 are as follows:

(In thousands)
Balance as of December 31, 2004	$3,691
Acquisition of business.	32,420
Total	$36,111

For additional information regarding the acquisition, see Note 8.

Packaging Corporation of America
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
June 30, 2005

5.   Goodwill and Other Intangible Assets (Continued)

Other Intangible Assets

The components of other intangible assets are as follows:

	Weighted	As of June 30, 2005		As of December 31, 2004
(In thousands)	Average Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
				(audited)
Intangible assets subject to amortization:
Covenants not to compete	8 years	$1,642	$1,276	$1,642	$1,150
Customer lists	35 years	15,360	1,924	15,360	1,690
	32 years	17,002	3,200	17,002	2,840
Intangible assets not subject to amortization:
Intangible pension asset		4,255	—	4,255	—
Total other intangible assets		$21,257	$3,200	$21,257	$2,840

6.   Employee Benefit Plans and Other Postretirement Benefits

For the three months and six months ended June 30, 2005 and 2004, net pension costs were comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2005	2004	2005	2004
Components of Net Periodic Benefit Cost
Service cost for benefits earned during the year	$3,819	$2,777	$7,638	$4,342
Interest cost on accumulated benefit obligation	673	481	1,346	719
Expected return on assets	(258)	(1)	(516)	(2)
Net amortization of unrecognized amounts	547	502	1,094	647
Net periodic benefit cost	$4,781	$3,759	$9,562	$5,706

The Company makes pension plan contributions to the extent such contributions are mandatory, actuarially determined and tax deductible. The Company expects to contribute $20.4 million to the pension plans in 2005.

Packaging Corporation of America
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
June 30, 2005

6.   Employee Benefit Plans and Other Postretirement Benefits (Continued)

For the three months and six months ended June 30, 2005 and 2004, net postretirement costs were comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2005	2004	2005	2004
Components of Net Periodic Benefit Cost
Service cost for benefits earned during the year	$223	$209	$446	$418
Interest cost on accumulated benefit obligation	146	122	292	244
Net amortization of unrecognized amounts	(44)	(52)	(88)	(104)
Net periodic benefit cost	$325	$279	$650	$558

7.   Related Party Transaction

PCA owns a 31 1/3% interest in Southern Timber Venture, LLC (“STV”). At June 30, 2005, PCA had not guaranteed the debt of STV and has no future funding requirements. The Company’s investment  recorded on its balance sheet at June 30, 2005 is zero. On March 31, 2005, STV declared a dividend, and PCA recorded income of $2.5 million, its proportionate share of the dividend declared by STV in the first quarter of 2005. On April 12, 2005, PCA received a special dividend payment from STV and recorded income of $11.5 million (net of expenses). The special dividend resulted from the sale of some of its woodland holdings. After this sale, STV currently owns approximately 53,000 acres of land, including timberlands, located primarily in southern Georgia and northern Florida.

Unaudited financial information for STV is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2005	2004	2005	2004
Net sales	$489	$8,769	$3,812	$16,447
Gross profit (loss)	(1,443)	2,213	(498)	3,695
Gain from sale of timberlands	53,311	308	53,901	356
Net income (loss)	46,132	(1,482)	44,963	(4,041)

8.   Acquisition of Plants

During the second quarter of 2005, PCA acquired a full line corrugated plant in Jackson, Mississippi, a specialty sheet plant in St. Louis, Missouri, and a graphics packaging and display manufacturing plant in Olive Branch, Mississippi. The purchase method of accounting was used to account for the acquisition of these plants. The purchase price has been allocated to the fair value of assets acquired and liabilities assumed. The purchase price allocation is preliminary as the Company is awaiting appraisals (primarily fixed assets and intangible assets) to finalize the allocation. Sales and total assets of the plants acquired were not material to PCA’s total consolidated financial results. Operating results of the plants acquired subsequent to the date of acquisition are included in the Company’s second quarter operating results.

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

Results of Operations

Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004

The historical results of operations of PCA for the three months ended June 30, 2005 and 2004, are set forth below:

	For the Three Months Ended June 30,
(In thousands)	2005	2004	Change
Net sales	$519,325	$467,415	$51,910
Income from operations	$54,280	$28,044	$26,236
Interest expense, net	(7,076)	(7,544)	468
Income before taxes	47,204	20,500	26,704
Provision for income taxes	(19,444)	(8,166)	(11,278)
Net income	$27,760	$12,334	$15,426

Net Sales

Net sales increased by $51.9 million, or 11.1%, for the three months ended June 30, 2005 from the comparable period in 2004. The increase was the result of increased sales prices of corrugated products and containerboard and increased sales volumes of corrugated products to third parties.

Total corrugated products volume sold for the three months ended June 30, 2005 increased 4.3% to 8.0 billion square feet. On a comparable shipments-per-workday basis, corrugated products volume was up 2.7% from the second quarter of 2004. The percentage increase in volume on a total basis is higher than on a shipments-per-workday basis since the second quarter of 2005 contained one more workday than 2004. The second quarter of 2005 contained 64 workdays while the prior year’s second quarter consisted of 63 workdays. Shipments-per-workday is calculated by dividing our total corrugated products volume during the quarter by the number of workdays within the quarter. Containerboard volume to external domestic and export customers was up 0.3% for the three months ended June 30, 2005 from the three months ended June 30, 2004. Containerboard mill production for the three months ended June 30, 2005 was 585,000 tons compared to 578,000 tons in the same period in 2004.

Income from Operations

Operating income increased by $26.2 million, or 93.6%, for the three months ended June 30, 2005 compared to the three months ended June 30, 2004. The increase includes income of $11.5 million, net of expenses, from a special dividend paid to the Company on April 12, 2005 by Southern Timber Venture, LLC (STV), a joint venture in which PCA holds a 31 1/3% ownership interest. In the second quarter of 2004, the Company sold a portion of its interest in STV and recognized a $2.0 million pre-tax gain. The remaining increase in operating income was primarily attributable to higher sales prices ($35.3 million) partially offset by higher costs related to transportation ($4.3 million), salaries, as a result of merit increases and new hires ($3.5 million), wood fiber ($3.5 million), energy ($3.2 million), the timing of incentive expenses accrued ($2.4 million) and medical and pension expenses ($1.4 million).

Gross profit increased $25.2 million, or 35.7%, for the three months ended June 30, 2005 from the comparable period in 2004. Gross profit as a percentage of sales increased from 15.1% of sales in the second quarter of 2004 to 18.5% of sales in the current quarter due primarily to the increased sales prices described previously.

Selling and administrative expenses increased $5.1 million, or 15.6%, for the three months ended June 30, 2005 compared to the same period in 2004. The increase was primarily the result of higher salary, fringe and incentive expenses related to merit increases, new hires and the timing of incentive accruals ($4.2 million), increased warehousing expenses due to increased customer requirements ($0.6 million) and an increase in travel and entertainment costs ($0.3 million).

Other expense for the three months ended June 30, 2005 was $2.9 million, compared to other income of $0.3 million for the three months ended June 30, 2004. During the second quarter of 2004, PCA recorded a $2.0 million pre-tax gain from the sale of a small portion of its investment in STV. In addition, the loss on disposal of fixed assets was $1.0 million higher in the second quarter of 2005 than it was in the same quarter last year due to an increase in disposals for capital projects.

Corporate overhead increased by $2.3 million, or 21.9%, for the three months ended June 30, 2005 from the comparable period in 2004. The increase was primarily attributable to an increase in incentives accrued ($1.0 million) related to timing of those expenses and increased professional fees ($0.9 million) primarily related to human resource and legal matters and an increase in costs and scope of audits of internal controls.

Interest Expense and Income Taxes

Interest expense decreased by $0.5 million, or 6.2%, for the three months ended June 30, 2005 from the three months ended June 30, 2004, primarily as a result of an increase in interest income earned on the Company’s cash balance.

PCA’s effective tax rate was 41.2% for the three months ended June 30, 2005 and 39.8% for the comparable period in 2004. The effective tax rate varies from the U.S. federal statutory tax rate of 35% principally due to the impact of state and local income taxes.

Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004

The historical results of operations of PCA for the six months ended June 30, 2005 amd 2004, are set forth below:

	For the Six Months Ended June 30,
(In thousands)	2005	2004	Change
Net sales	$1,008,762	$898,682	$110,080
Income from operations	$81,812	$24,846	$56,966
Interest expense, net	(14,070)	(14,947)	877
Income before taxes	67,742	9,899	57,843
Provision for income taxes	(27,363)	(4,150)	(23,213)
Net income	$40,379	$5,749	$34,630

Net Sales

Net sales increased by $110.1 million, or 12.2%, for the six months ended June 30, 2005 from the comparable period in 2004. The increase was the result of increased sales prices of corrugated products and containerboard and increased sales volumes of corrugated products to third parties.

Total corrugated products volume sold for the six months ended June 30, 2005 increased 4.2% to 15.5 billion square feet. On a comparable shipments-per-workday basis, corrugated products volume was also up 4.2% from the comparable period in 2004. The percentage increase in volume on a total and shipments-per-workday basis is the same since the first half of both 2005 and 2004 contained 126 workdays. Containerboard volume to external domestic and export customers decreased 6.8% for the six months ended June 30, 2005 from the comparable period in 2004. Containerboard mill production for the six months ended June 30, 2005 was 1,151,000 tons compared to 1,124,000 tons in the same period in 2004.

Income from Operations

Operating income increased by $57.0 million, or 229.3%, for the six months ended June 30, 2005 compared to the six months ended June 30, 2004. The increase was primarily attributable to higher sales prices of corrugated products and containerboard ($79.6 million) and two dividends paid to the Company by STV in the first half of 2005 ($14.0 million, in total of income recorded net of expenses). These two favorable items were partially offset by increased costs for transportation ($8.4 million) wood fiber ($7.2 million), energy ($6.1 million), salary expense related to merit increases and new hires ($6.0 million), medical and pension expenses ($4.1 million) and the timing of incentive expenses accrued ($3.4 million).

Gross profit increased $57.9 million, or 52.0%, for the six months ended June 30, 2005 from the comparable period in 2004. Gross profit as a percentage of sales increased from 12.4% of sales in the first six months of 2004 to 16.8% of sales in the first six months of 2005 due primarily to the increased sales prices described previously.

Selling and administrative expenses increased $8.1 million, or 12.5%, for the six months ended June 30, 2005 compared to the same period in 2004. The increase was primarily the result of higher salary, fringe and incentive expenses related to merit increases, new hires and the timing of incentives accrued ($6.4 million), increased warehousing expenses due to increased customer requirements ($1.0 million) and an increase in travel and entertainment costs ($0.4 million).

Other expense for the six months ended June 30, 2005 was $4.3 million compared to expense of $1.0 million for the six months ended June 30, 2004, an increase of $3.3 million or 317.8% primarily attributable to a $2.0 million pre-tax gain in the second quarter of 2004 from the sale of a small portion of the Company’s investment in STV and a $1.6 million increase in loss on disposal of fixed assets due to an increase in disposals for capital projects.

Corporate overhead increased by $3.6 million, or 17.3%, for the six months ended June 30, 2005 from the comparable period in 2004. The increase was primarily attributable to increased professional fees ($1.5 million) primarily related to human resource, legal and tax matters and an increase in costs and scope of audits of internal controls, an increase in incentives accrued ($1.2 million) related to timing of those expenses and increased salary expense ($0.6 million).

Interest Expense and Income Taxes

Interest expense decreased by $0.9 million, or 5.9%, to $14.1 million for the six months ended June 30, 2005 from the six months ended June 30, 2004, primarily as a result of an increase in interest income earned on the Company’s cash balance.

PCA’s effective tax rate was 40.4% for the six months ended June 30, 2005 and 41.9% for the comparable period in 2004. The effective tax rate varies from the U.S. federal statutory tax rate of 35% principally due to the impact of state and local income taxes.

Liquidity and Capital Resources

The following table presents a summary of our cash flows for the periods presented:

	For the Six Months Ended June 30,
(In thousands)	2005	2004	Change
Net cash provided by (used for):
Operating activities	$93,841	$46,313	$47,528
Investing activities	(104,374)	(92,151)	(12,223)
Financing activities	(37,334)	(28,917)	(8,417)
Net increase (decrease) in cash	$(47,867)	$(74,755)	$26,888

Operating Activities

Net cash provided by operating activities for the six months ended June 30, 2005 was $93.8 million, an increase of $47.5 million, or 102.6%, from the comparable period in 2004. The increase was the result of higher net income as previously described and lower working capital requirements of $28.2 million. The lower working capital requirements were driven by favorable changes in 2005 in prepaid expenses and other current assets ($16.6 million), accrued liabilities ($15.7 million) and accounts payable ($8.9 million), partially offset by higher balances of inventory ($11.3 million) in 2005.

Investing Activities

Net cash used for investing activities for the six months ended June 30, 2005 increased $12.2 million, or 13.3%, to $104.4 million, compared to the six months ended June 30, 2004. The increase was primarily related to an increase in additions to property, plant and equipment of $13.5 million during the first half of 2005 compared to the same period in 2004 and higher cost of acquisitions of $9.8 million in 2005, partially offset by $15.0 million of joint venture dividends received from STV during 2005. See Note 13 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2004 and Note 8 included elsewhere in this report for additional information regarding the acquisitions.

Financing Activities

Net cash used for financing activities totaled $37.3 million for the six months ended June 30, 2005, an increase of $8.4 million, or 29.1%, from the comparable period in 2004. The increase was primarily attributable to $11.2 million in additional dividends paid on PCA’s common stock during the first half of 2005 compared to the same period in 2004, partially offset by the redemption of PCA’s 9 5/8% senior subordinated notes on March 31, 2004.

PCA’s primary sources of liquidity are net cash provided by operating activities, borrowings under PCA’s senior revolving credit facility, and additional borrowings under PCA’s receivables credit facility. As of June 30, 2005, PCA had $141.0 million in unused borrowing capacity under its existing credit agreements. PCA’s primary uses of cash are for capital expenditures, debt service and common stock dividends, which it expects to be able to fund from these sources.

The following table provides the outstanding balances and the weighted average interest rates as of June 30, 2005 for each of PCA’s outstanding term loan, the revolving credit facility, the receivables credit facility, and the five- and ten-year senior notes:

Borrowing Arrangement	Balance at June 30, 2005	Weighted Average Interest Rate	Projected Annual Cash Interest Payments
(in thousands)
Senior Credit Facility:
Term loan	$39,000	4.750%	$1,853
Revolving credit facilty	—	N/A	N/A
Receivables Credit Facility	109,000	3.558	3,878
4 3/8% Five-Year Notes	150,000	4.375	6,563
5 3/4% Ten-Year Notes	400,000	5.750	23,000
Total	$698,000	5.056%	$35,294

The above table excludes unamortized debt discount of $3.2 million at June 30, 2005. It also excludes from the projected annual cash interest payments, the non-cash income from the amortization of the $27.0 million received in July 2003 from the settlement of the Treasury locks related to the five- and ten-year notes. The amortization is being recognized over the terms of the five- and ten-year notes.

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

In addition, we must maintain minimum net worth, maximum leverage and minimum EBITDA to interest ratios under the senior credit facility. A failure to comply with the restrictions contained in our senior credit facility could lead to an event of default, which could result in an acceleration of such indebtedness. Such an acceleration would also constitute an event of default under the notes indentures and the receivables credit facility.

PCA currently expects to incur capital expenditures of approximately $110.0 million in 2005. These expenditures will be used primarily for maintenance capital, cost reduction, business growth and environmental compliance. As of June 30, 2005, PCA had spent $68.9 million for capital expenditures and had committed to spend an additional $58.5 million in 2005 and beyond.

PCA believes that net cash generated from operating activities and available cash-on-hand will be adequate to meet its anticipated debt service requirements, capital expenditures, common stock dividend payments and working capital needs for the next 12 months, and that net cash generated from operating activities and amounts available under our revolving credit facility and additional borrowings under our receivables credit facility will be adequate to meet its anticipated debt service requirements, capital expenditures, common stock dividend payments and working capital needs for the foreseeable future. PCA’s future operating performance and its ability to service or refinance the notes and to service, extend or refinance the credit facilities will be subject to future economic conditions and to financial, business and other factors, many of which are beyond PCA’s control.

Market Risk and Risk Management Policies

PCA is exposed to the impact of interest rate changes and changes in the market value of its financial instruments. PCA periodically enters into derivatives in order to minimize these risks, but not for trading purposes. As of June 30, 2005, PCA was not a party to any derivatives instruments.

As the interest rates on approximately 79% of PCA’s debt are fixed, a one percent increase in interest rates would result in a projected increase in interest expense and a corresponding projected decrease in income before taxes of $1.5 million annually. As of June 30, 2005, the weighted average LIBOR was 3.50%, and the weighted average commercial paper rate was 3.16%. In the event of a change in interest rates, management could take actions to mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in PCA’s financial structure.

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

Impact of Inflation

PCA does not believe that inflation has had a material impact on its financial position or results of operations during the three and six month periods ending June 30, 2005 and 2004.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements as of June 30, 2005 that would require disclosure under SEC FR-67, “Disclosure in Management’s Discussion and Analysis About Off-Balance Sheet Arrangement and Aggregate Contractual Obligations.”

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

PCA has included in its Annual Report on Form 10-K for the year ended December 31, 2004, a discussion of its critical accounting policies which we believe affect our more significant judgments and estimates used in the preparation of our consolidated financial statements. PCA has not made any changes in any of these critical accounting policies during the first six months of 2005.

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

Cerifications

On June 2, 2005, the Company filed with the New York Stock Exchange (the “NYSE”) the Annual CEO Certification regarding the Company’s compliance with the NYSE’s Corporate Governance listing standards as required by Section 303A.12(a) of the New York Stock Exchange Listed Company Manual. In addtion, the Company has filed as exhibits to its Quarterly Report on Form 10-Q for the period ended June 30, 2005, the applicable certifications of its Chief Executive Officer and its Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act of 2002, regarding the quality of the Company’s public disclosures.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk.

For a discussion of market risks related to PCA, see Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Market Risk and Risk Management Policies” in this Quarterly Report on Form 10-Q.

Item 4.   Controls and Procedures.

PCA’s management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of PCA’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of June 30, 2005. The evaluation of PCA’s disclosure controls and procedures included a review of the controls’ objectives and design, PCA’s implementation of the controls and the effect of the controls on the information generated for use in this quarterly report on Form 10-Q.

During the quarter ended June 30, 2005, there were no changes in internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, PCA’s internal control over financial reporting.

Based upon their evaluation as of June 30, 2005, PCA’s Chief Executive Officer and Chief Financial Officer have concluded that PCA’s disclosure controls and procedures are effective to ensure that material information relating to PCA is made known to management, including the Chief Executive Officer and Chief Financial Officer, particularly during the periods when PCA’s periodic reports are being prepared.

PART II
OTHER INFORMATION

Item 1.   Legal Proceedings.

On May 14, 1999, PCA was named as a defendant in two Consolidated Class Action Complaints which alleged a civil violation of Section 1 of the Sherman Act. The suits, then captioned Winoff Industries, Inc. v. Stone Container Corporation, MDL No. 1261 (E.D. Pa.) and General Refractories Co. v. Gaylord Container Corporation, MDL No. 1261 (E.D. Pa.), name PCA as a defendant based solely on the allegation that PCA is successor to the interests of Tenneco Packaging Inc. and Tenneco Inc., both of which were also named as defendants in the suits, along with nine other linerboard and corrugated sheet manufacturers. The complaints allege that the defendants, during the period October 1, 1993 through November 30, 1995, conspired to limit the supply of linerboard, and that the purpose and effect of the alleged conspiracy was to artificially increase prices of corrugated containers and corrugated sheets, respectively. On November 3, 2003, Pactiv (formerly known as Tenneco Packaging), Tenneco and PCA entered into an agreement to settle the class action lawsuits. The settlement agreement provides for a full release of all claims against PCA as a result of the class action lawsuits and was approved by the Court in an opinion issued on April 21, 2004. Approximately 160 plaintiffs opted out of the class and together filed about ten direct action complaints in various federal courts across the country. All of the opt-out complaints make allegations against the defendants, including PCA, substantially similar to those made in the class actions. The settlement agreement does not cover these direct action cases. These actions have almost all been consolidated as In re Linerboard, MDL 1261 (E.D. Pa.) for pretrial purposes. On June 30, 2005, Pactiv, Tenneco, and PCA entered into an agreement to settle one of the opt-out suits, Conopco, Inc., et al. v. Smurfit-Stone Container Corporation, et al., Case No. 03-CV-3549 (E.D. Pa.). The settlement agreement provides for a full release of all claims against PCA as a result of the action and was approved by order of the Court on July 28, 2005. PCA has made no payments to the plaintiffs as a result of the settlement of any of the opt-out suits. Fact discovery is proceeding and is currently set to close September 30, 2005. As of the date of this filing, we believe it is not reasonably possible that the outcome of any pending litigation related to these matters will have a material adverse effect on our financial position, results of operations or cash flows.

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

None.

Item 3.   Defaults Upon Senior Securities.

None.

Item 4.   Submission of Matters to a Vote of Security Holders.

We held an annual meeting of our shareholders on May 4, 2005 to vote on the following:

(a)    To elect seven nominees to serve on our Board of Directors, each of whom then served as a director of PCA, to serve for an annual term that will expire at the 2006 annual meeting of shareholders and until their successors are elected and qualified. Our stockholders voted to elect all seven nominees. Votes for and votes withheld, by nominee, were as follows:

Nominee	For	Withheld
Paul T. Stecko	103,203,081	1,033,059
Henry F. Frigon	103,068,003	1,168,137
Louis A. Holland	101,243,855	2,992,285
Samuel M. Mencoff	98,874,468	5,361,672
Roger B. Porter	103,802,595	433,545
Thomas S. Souleles	98,536,315	5,699,825
Rayford K. Williamson	103,806,133	430,007

(b)   To ratify the Board’s appointment of Ernst & Young LLP as the independent registered public accounting firm for the fiscal year ending December 31, 2005. Our stockholders voted on this matter with 104,146,834 votes for and 57,067 votes against. There were 32,239 abstentions.

(c)    To approve the Amended and Restated 1999 Long-Term Equity Incentive Plan. Our stockholders voted on this matter with 86,790,851 votes for and 12,935,124 votes against. There were 110,840 abstentions.

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
Date: August 8, 2005