Form 10-Q
period 2005-09-30
PACKAGING CORP OF AMERICA
filed 2005-11-08
CIK 75677

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2005
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒.

As of  November 4, 2005, the Registrant had outstanding 108,119,659 shares of common stock, par value $0.01 per share.

PART I
FINANCIAL INFORMATION

Item 1.   Financial Statements.

Packaging Corporation of America

Condensed Consolidated Balance Sheets

	September 30, 2005	December 31, 2004
	(unaudited)
(In thousands, except share and per share amounts)
Assets
Current assets:
Cash and cash equivalents	$ 184,429	$ 213,321
Accounts and notes receivable, net of allowance for doubtful accounts/customer deductions of $5,125 and $4,639 as of September 30, 2005 and December 31, 2004, respectively	227,936	216,594
Inventories	187,645	179,348
Prepaid expenses and other current assets	11,612	8,685
Deferred income taxes	29,753	59,113
Total current assets	641,375	677,061
Property, plant and equipment, net	1,338,914	1,345,154
Goodwill and other intangible assets, net of accumulated amortization of $3,380 and $2,840 as of September 30, 2005 and December 31, 2004, respectively	53,988	22,108
Other long-term assets	36,426	38,451
Total assets	$ 2,070,703	$ 2,082,774
Liabilities and shareholders’ equity
Current liabilities:
Short-term debt and current maturities of long-term debt	$ 118,030	$ 109,168
Accounts payable	142,198	128,953
Accrued interest	5,312	12,591
Accrued liabilities	93,336	84,392
Total current liabilities	358,876	335,104
Long-term liabilities:
Long-term debt	577,061	585,724
Deferred income taxes	297,437	306,569
Other liabilities	38,501	37,807
Total long-term liabilities	912,999	930,100
Shareholders’ equity:
Common stock, par value $.01 per share, 300,000,000 shares authorized, 108,118,659 shares and 106,993,028 shares issued as of September 30, 2005 and December 31, 2004, respectively	1,081	1,070
Additional paid in capital	510,367	492,661
Retained earnings	273,789	303,662
Accumulated other comprehensive income:
Unrealized gain on derivatives, net	20,144	22,475
Cumulative foreign currency translation adjustment	(4)	(6)
Total accumulated other comprehensive income	20,140	22,469
Unearned compensation on restricted stock	(6,549)	(2,292)
Total shareholders’ equity	798,828	817,570
Total liabilities and shareholders’ equity	$ 2,070,703	$ 2,082,774

See notes to condensed consolidated financial statements.

Packaging Corporation of America
Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended September 30,
	2005	2004
(In thousands, except per share amounts)
Net sales	$512,187	$498,753
Cost of sales	(431,686)	(400,774)
Gross profit	80,501	97,979
Selling and administrative expenses	(38,056)	(35,182)
Corporate overhead	(12,315)	(12,349)
Other expense, net	(3,828)	(2,345)
Income from operations	26,302	48,103
Interest expense, net	(7,082)	(7,430)
Income before taxes	19,220	40,673
Provision for income taxes	(8,654)	(16,066)
Net income	$10,566	$24,607
Weighted average common shares outstanding:
Basic	107,672	106,602
Diluted	108,311	107,765
Net income per common share:
Basic	$0.10	$0.23
Diluted	$0.10	$0.23
Dividends declared per common share	$0.25	$0.15

See notes to condensed consolidated financial statements.

Packaging Corporation of America
Condensed Consolidated Statements of Operations (Continued)
(unaudited)

	Nine Months Ended September 30,
	2005	2004
(In thousands, except per share amounts)
Net sales	$1,520,949	$1,397,435
Cost of sales	(1,271,267)	(1,188,127)
Gross profit	249,682	209,308
Selling and administrative expenses	(110,802)	(99,868)
Corporate overhead	(36,667)	(33,116)
Joint venture dividend, net of expenses	14,032	—
Other expense, net	(8,131)	(3,375)
Income from operations	108,114	72,949
Interest expense, net	(21,152)	(22,377)
Income before taxes	86,962	50,572
Provision for income taxes	(36,017)	(20,216)
Net income	$50,945	$30,356
Weighted average common shares outstanding:
Basic	107,372	106,203
Diluted	108,173	107,478
Net income per common share:
Basic	$0.47	$0.29
Diluted	$0.47	$0.28
Dividends declared per common share	$0.75	$0.45

See notes to condensed consolidated financial statements.

Packaging Corporation of America
Condensed Consolidated Statements of Cash Flow
(unaudited)

	Nine Months Ended September 30,
	2005	2004
(In thousands)
Cash Flows from Operating Activities:
Net income	$50,945	$30,356
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	118,757	118,269
Amortization of financing costs	515	512
Loss—early extinguishment of debt	—	174
Deferred income tax provision (benefit)	(7,877)	8,373
Loss on disposals of property, plant and equipment	2,537	1,056
Gain from joint venture dividend	(15,038)	—-
Pension and postretirement benefits	1,210	4,061
Tax benefit associated with employee stock option exercises	5,113	6,960
Other, net	(1,645)	(2,386)
Changes in components of working capital (net of effects of acquisitions):
(Increase) decrease in current assets—
Accounts receivable	(7,281)	(33,138)
Inventories	(5,966)	(2,133)
Prepaid expenses and other	25,284	(4,901)
Increase (decrease) in current liabilities—
Accounts payable	992	(12,974)
Accrued liabilities	1,147	(11,003)
Net cash provided by operating activities	168,693	103,226
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(98,991)	(76,455)
Acquisitions of businesses	(48,078)	(38,506)
Additions to long term assets	(2,864)	(2,203)
Proceeds from disposals of property, plant and equipment	187	1,297
Proceeds from sale of investment	—	2,000
Joint venture dividend	15,038	—
Net cash used for investing activities	(134,708)	(113,867)
Cash Flows from Financing Activities:
Payments on long-term debt	(161)	(3,960)
Common stock dividends paid	(69,840)	(47,693)
Proceeds from exercise of stock options	7,124	9,639
Net cash used for financing activities	(62,877)	(42,014)
Net decrease in cash and cash equivalents	(28,892)	(52,655)
Cash and cash equivalents, beginning of period	213,321	172,022
Cash and cash equivalents, end of period	$184,429	$119,367

See notes to condensed consolidated financial statements.

Packaging Corporation of America
Notes to Condensed Consolidated Financial Statements
(unaudited)
September 30, 2005

1.   Basis of Presentation

The consolidated financial statements as of  September 30, 2005 and 2004 of Packaging Corporation of America (“PCA” or the “Company”) and for the three and nine month periods then ended are unaudited but include all adjustments (consisting only of normal recurring adjustments) that management considers necessary for a fair presentation of such financial statements. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with Article 10 of SEC Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. Operating results for the period ended September 30, 2005 are not necessarily indicative of the results that may be expected for the period ending December 31, 2005. These consolidated financial statements should be read in conjunction with PCA’s Annual Report on Form 10-K for the year ended December 31, 2004. The consolidated financial statements as of September 30, 2004 have been adjusted due to an error that resulted in a misstatement of the intercompany profit reserve for products held in inventory. See Note 15 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2004 for additional information.

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
September 30, 2005

2.   Summary of Accounting Policies (Continued)

Comprehensive Income

Comprehensive income is as follows:

	Three Months Ended September 30,
	2005	2004
(In thousands)
Net income	$ 10,566	$ 24,607
Other comprehensive income (loss), net of tax:
Amortization of Treasury lock	(777)	(778)
Comprehensive income	$ 9,789	$ 23,829

	Nine Months Ended September 30,
	2005	2004
(In thousands)
Net income	$ 50,945	$ 30,356
Other comprehensive income (loss), net of tax:
Amortization of Treasury lock	(2,331)	(2,332)
Foreign currency translation adjustment	2	5
Comprehensive income	$ 48,616	$ 28,029

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

In October 1999, the Company adopted a long-term equity incentive plan, which provides for grants of stock options, stock appreciation rights (SARs), restricted stock and performance awards to directors, officers and employees of PCA, as well as others who engage in services for PCA. Option awards granted to officers and employees vest ratably over a three- or four-year period, whereas option awards granted to directors vest immediately. The plan, which will terminate on October 19, 2009, provides for the issuance of up to 4,400,000 shares of common stock. On May 4, 2005, the plan was amended to provide for the

Packaging Corporation of America
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
September 30, 2005

2.   Summary of Accounting Policies (Continued)

issuance of an additional 2,150,000 shares of common stock, or 6,550,000 shares in total. As of September 30, 2005, 4,851,997 have been granted. Forfeitures are added back to the pool of shares of common stock to be granted again at a future date.

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

	Shares	Fair Value at Date of Grant
(dollars in thousands)
Balance, December 31, 2002	—	$ —
Granted	73,500	1,353
Balance, December 31, 2003	73,500	1,353
Granted	76,000	1,806
Balance, December 31, 2004	149,500	3,159
Granted	250,755	5,403
Balance, September 30, 2005	400,255	$ 8,562

The number of shares of  restricted stock that were vested at September 30, 2005 was 10,500 shares.

Packaging Corporation of America
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
September 30, 2005

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

	Three Months Ended
	September 30,
	2005	2004
(In thousands, except per share amounts)
Net income—as reported	$10,566	$24,607
Add: Amortization of unearned compensation on restricted stock, net of tax	334	147
Less: Stock-based compensation expense determined using fair value method, net of tax	(742)	(965)
Net income—pro forma	$10,158	$23,789
Basic earnings per common share—as reported	$0.10	$0.23
Diluted earnings per common share—as reported	$0.10	$0.23
Basic earnings per common share—pro forma	$0.09	$0.22
Diluted earnings per common share—pro forma	$0.09	$0.22

	Nine Months Ended
	September 30,
	2005	2004
(In thousands, except per share amounts)
Net income—as reported	$50,945	$30,356
Add: Amortization of unearned compensation on restricted stock, net of tax	657	284
Less: Stock-based compensation expense determined using fair value method, net of tax	(2,421)	(2,616)
Net income—pro forma	$49,181	$28,024
Basic earnings per common share—as reported	$0.47	$0.29
Diluted earnings per common share—as reported	$0.47	$0.28
Basic earnings per common share—pro forma	$0.46	$0.26
Diluted earnings per common share—pro forma	$0.45	$0.26

Packaging Corporation of America
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
September 30, 2005

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

In December 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment,” which requires that compensation cost related to share-based payment transactions be recognized in the financial statements based on fair value. Share-based payment transactions within the scope of SFAS No. 123(R) include stock options, restricted stock awards, performance-based awards, stock appreciation rights, and employee share purchase plans. The provisions of SFAS No. 123(R) are effective as of the first interim period of fiscal years beginning after June 15, 2005. The Company plans to adopt the revised standard on January 1, 2006. The Company currently accounts for its share-based payment transactions under the provisions of APB Opinion No. 25, which generally does not require the recognition of compensation cost for employee stock options in the financial statements. Management believes that the current required disclosures in Note 2 under Stock-Based Compensation materially reflect the impact this standard would have on reported net income, if adopted at the beginning of the periods presented.

Packaging Corporation of America
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
September 30, 2005

3.   Earnings Per Share

The following table sets forth the computation of basic and diluted income per common share for the periods presented.

	Three Months Ended
	September 30,
	2005	2004
(In thousands, except per share data)
Numerator:
Net income	$10,566	$24,607
Denominator:
Basic common shares outstanding	107,672	106,602
Effect of dilutive securities:
Unvested restricted stock	86	43
Stock options	553	1,120
Dilutive common shares outstanding	108,311	107,765
Basic income per common share	$0.10	$0.23
Diluted income per common share	$0.10	$0.23

	Nine Months Ended
	September 30,
	2005	2004
(In thousands, except per share data)
Numerator:
Net income	$50,945	$30,356
Denominator:
Basic common shares outstanding	107,372	106,203
Effect of dilutive securities:
Unvested restricted stock	72	35
Stock options	729	1,240
Dilutive common shares outstanding	108,173	107,478
Basic income per common share	$0.47	$0.29
Diluted income per common share	$0.47	$0.28

Packaging Corporation of America
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
September 30, 2005

4.   Inventories

The components of inventories are as follows:

	September 30, 2005	December 31, 2004
		(audited)
(In thousands)
Raw materials	$ 82,282	$ 79,753
Work in progress	5,761	5,988
Finished goods	62,222	60,936
Supplies and materials	72,595	67,894
Inventories at FIFO cost	222,860	214,571
Excess of FIFO over LIFO cost	(35,215)	(35,223)
Inventories, net	$ 187,645	$ 179,348

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

5.   Goodwill and Other Intangible Assets

Goodwill

Changes in the carrying amount of goodwill for the period ended September 30, 2005 are as follows:

(In thousands)
Balance as of December 31, 2004	$ 3,691
Acquisition of business	32,420
Total	$ 36,111

For additional information regarding the acquisition, see Note 9.

Packaging Corporation of America
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
September 30, 2005

5.   Goodwill and Other Intangible Assets (Continued)

Other Intangible Assets

The components of other intangible assets are as follows:

	Weighted	As of September 30, 2005		As of December 31, 2004
	Average Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
				(audited)
(In thousands)
Intangible assets subject to amortization:
Covenants not to compete	8 years	$ 1,642	$ 1,338	$ 1,642	$ 1,150
Customer lists	35 years	15,360	2,042	15,360	1,690
	32 years	17,002	3,380	17,002	2,840
Intangible assets not subject to amortization:
Intangible pension asset		4,255	—	4,255	—
Total other intangible assets		$ 21,257	$ 3,380	$ 21,257	$ 2,840

6.   Employee Benefit Plans and Other Postretirement Benefits

For the three and nine months ended September 30, 2005 and 2004, net pension costs were comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
(In thousands)
Components of Net Periodic Benefit Cost
Service cost for benefits earned during the year	$ 3,819	$ 3,300	$ 11,457	$ 7,478
Interest cost on accumulated benefit obligation	673	556	2,019	1,181
Expected return on assets	(258)	(1)	(774)	(3)
Net amortization of unrecognized amounts	547	640	1,641	1,205
Net periodic benefit cost	$ 4,781	$ 4,495	$ 14,343	$ 9,861

The Company makes pension plan contributions to the extent such contributions are mandatory, actuarially determined and tax deductible. The Company expects to contribute $17.6 million to the pension plans in 2005, of which $14.4 million has been contributed through September 30, 2005.

Packaging Corporation of America
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
September 30, 2005

6.   Employee Benefit Plans and Other Postretirement Benefits (Continued)

For the three months and nine months ended September 30, 2005 and 2004, net postretirement costs were comprised of the following:

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2005	2004	2005	2004
(In thousands)
Components of Net Periodic Benefit Cost
Service cost for benefits earned during the year	$223	$209	$669	$627
Interest cost on accumulated benefit obligation	146	122	438	366
Net amortization of unrecognized amounts	(44)	(52)	(132)	(156)
Net periodic benefit cost	$325	$279	$975	$837

7.   Restructuring Charges and Other Severance

In August 2005, the Company announced that it would close a corrugated products plant by the end of the year. The charges related to this plant closing are being recorded in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred.

In connection with the shutdown of the corrugated products plant, the Company recorded pre-tax restructuring charges of $1.3 million in the third quarter of 2005, which are included in other expense, net in the income statement. The pre-tax restructuring charges are composed of:

	Restructuring Charges	Non-Cash Charges	Cash Payments	Balance at September 30, 2005
(In thousands)
Severance and benefit costs	$717	$—	$—	$717
Asset impairment	619	(619)	—	—
Total	$1,336	$(619)	$—	$717

All restructuring charges, except for the asset impairments, will result in cash outflows. The severance and benefit costs relate to a reduction in workforce of approximately 58 employees located at the plant. The Company expects to incur an additional $0.1 million in pre-tax severance and benefits costs during the fourth quarter of 2005. Asset impairments relate to the write-down of property, plant and equipment at the plant to be closed. The fair values of the impaired long-lived assets at the plant were determined in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  The Company expects to incur $0.3 million in pre-tax miscellaneous dismantling and relocation costs related to the property, plant and equipment during the fourth quarter of 2005.

The Company also recorded $0.9 million in pre-tax severance and benefit costs related to other facilities during the third quarter of 2005.

Packaging Corporation of America
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
September 30, 2005

8.   Related Party Transaction

PCA owns a 31 1/3% interest in Southern Timber Venture, LLC (“STV”). At September 30, 2005, PCA had not guaranteed the debt of STV and has no future funding requirements. The Company’s investment  recorded on its balance sheet at September 30, 2005 is zero. On March 31, 2005, STV declared a dividend, and PCA recorded income of $2.5 million, its proportionate share of the dividend declared by STV in the first quarter of 2005. On April 12, 2005, PCA received a special dividend payment from STV and recorded income of $11.5 million (net of expenses). The special dividend resulted from the sale by STV of some of its woodland holdings. After this sale, STV currently owns approximately 53,000 acres of land, including timberlands, located primarily in southern Georgia and northern Florida.

Unaudited financial information for STV is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
(In thousands)
Net sales	$2,501	$9,034	$6,313	$25,481
Gross profit (loss)	55	1,679	(442)	5,374
Gain from sale of timberlands	—	1,341	53,901	1,697
Net income (loss)	(1,535)	(1,021)	43,428	(5,062)

9.   Acquisition of Plants

During the second quarter of 2005, PCA acquired a full line corrugated plant in Jackson, Mississippi, a specialty sheet plant in St. Louis, Missouri, and a graphics packaging and display manufacturing plant in Olive Branch, Mississippi. The purchase method of accounting was used to account for the acquisition of these plants. The purchase price has been allocated to the fair value of assets acquired and liabilities assumed. The purchase price allocation is preliminary as the Company is awaiting appraisals (primarily fixed assets and intangible assets) to finalize the allocation. Sales and total assets of the plants acquired were not material to PCA’s total consolidated financial results. Operating results of the plants acquired subsequent to the date of acquisition are included in the Company’s operating results.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Packaging Corporation of America, or PCA, is the sixth largest producer of containerboard and corrugated products in the United States, based on production capacity. Approximately 83% of the containerboard tons produced at our mills is consumed in our corrugated products manufacturing plants. The remaining 17% is sold to domestic customers or the export market. Besides containerboard, we produce a wide variety of products ranging from basic corrugated shipping containers to specialized packaging such as wax-coated boxes for the agriculture industry. We also have multi-color printing capabilities to make high-impact graphics boxes and displays that offer our customers more attractive packaging. Our operating facilities and customers are located primarily in the United States.

Results of Operations

Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004

The historical results of operations of PCA for the three months ended September 30, 2005 and 2004, are set forth below:

	For the Three Months Ended September 30,
	2005	2004	Change
(In thousands)
Net sales	$512,187	$498,753	$13,434
Income from operations	$26,302	$48,103	$(21,801)
Interest expense, net	(7,082)	(7,430)	348
Income before taxes	19,220	40,673	(21,453)
Provision for income taxes	(8,654)	(16,066)	7,412
Net income	$10,566	$24,607	$(14,041)

Net Sales

Net sales increased by $13.4 million, or 2.7%, for the three months ended September 30, 2005 from the comparable period in 2004. The increase was primarily the result of increased sales volumes of corrugated products to third parties.

Total corrugated products volume sold for the three months ended September 30, 2005 increased 5.4% to 8.0 billion square feet. On a comparable shipments-per-workday basis, corrugated products volume was also up 5.4% from the third quarter of 2004. The percentage increase in volume on a total basis is the same as the shipments-per-workday basis since the third quarter of 2005 contained the same number of workdays as the third quarter of 2004. Both the third quarter of 2005 and 2004 contained 64 workdays. Shipments-per-workday is calculated by dividing our total corrugated products volume during the quarter by the number of workdays within the quarter. Containerboard volume to external domestic and export customers was down 8.3% for the three months ended September 30, 2005 from the three months ended September 30, 2004 as a result of increased shipments of PCA-produced containerboard to its corrugated products plants. Containerboard mill production for the three months ended September 30, 2005 was 601,000 tons compared to 595,000 tons in the same period in 2004.

Income from Operations

Income from operations decreased by $21.8 million, or 45.3%, for the three months ended September 30, 2005 compared to the three months ended September 30, 2004. The decrease in operating income was primarily attributable to higher transportation costs ($7.3 million), decreased sales prices ($6.4 million), increased energy costs ($3.8 million), increased salary expense related to merit increases and new hires ($3.1 million) and increased wood fiber costs ($2.8 million). In addition, the Company incurred costs related to the closure of one of its box plants and other severance costs in the third quarter of 2005 which totaled $2.2 million. These items were partially offset by increased corrugated products volume of $3.2 million.

Gross profit decreased $17.5 million, or 17.8%, for the three months ended September 30, 2005 from the comparable period in 2004. Gross profit as a percentage of sales decreased from 19.6% of sales in the third quarter of 2004 to 15.7% of sales in the current quarter due primarily to the increased costs and decreased pricing described previously.

Selling and administrative expenses increased $2.9 million, or 8.2%, for the three months ended September 30, 2005 compared to the same period in 2004. The increase was primarily the result of higher salary, fringe and incentive expenses related to merit increases, new hires and the timing of incentive accruals ($2.2 million) and an increase in travel and entertainment costs ($0.5 million).

Other expense for the three months ended September 30, 2005 was $3.8 million, compared to $2.3 million for the three months ended September 30, 2004. During the third quarter of 2005, PCA incurred costs related to the closure of one of its box plants which resulted in  other expense of $1.3 million.

Corporate overhead was unchanged for the three months ended September 30, 2005 compared to the same period in 2004.

Interest Expense and Income Taxes

Interest expense decreased by $0.3 million, or 4.7%, for the three months ended September 30, 2005 from the three months ended September 30, 2004, primarily as a result of an increase in interest income earned on the Company’s cash equivalents, partially offset by higher interest expense on the Company’s variable rate debt due to higher interest rates.

PCA’s effective tax rate was 45.0% for the three months ended September 30, 2005 and 39.5% for the comparable period in 2004. The effective tax rate varies from the U.S. federal statutory tax rate of 35% principally due to the impact of state and local income taxes and adjustments to prior years’ accruals.

Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004

The historical results of operations of PCA for the nine months ended September 30, 2005 and 2004, are set forth below:

	For the Nine Months Ended September 30,
	2005	2004	Change
(In thousands)
Net sales	$1,520,949	$1,397,435	$123,514
Income from operations	$108,114	$72,949	$35,165
Interest expense, net	(21,152)	(22,377)	1,225
Income before taxes	86,962	50,572	36,390
Provision for income taxes	(36,017)	(20,216)	(15,801)
Net income	$50,945	$30,356	$20,589

Net Sales

Net sales increased by $123.5 million, or 8.8%, for the nine months ended September 30, 2005 from the comparable period in 2004. The increase was primarily the result of increased sales prices of corrugated products and containerboard and increased sales volumes of corrugated products to third parties.

Total corrugated products volume sold for the nine months ended September 30, 2005 increased 4.6% to 23.6 billion square feet. On a comparable shipments-per-workday basis, corrugated products volume was also up 4.6% from the comparable period in 2004. The percentage increase in volume on a total and shipments-per-workday basis is the same since the first nine months of both 2005 and 2004 contained 190 workdays. Containerboard volume to external domestic and export customers decreased 7.3% for the nine months ended September 30, 2005 from the comparable period in 2004 as a result of increased shipments of PCA-produced containerboard to its corrugated products plants. Containerboard mill production for the nine months ended September 30, 2005 was 1,752,000 tons compared to 1,719,000 tons in the same period in 2004.

Income from Operations

Income from operations increased by $35.2 million, or 48.2%, for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004. The increase was primarily attributable to higher sales prices of corrugated products and containerboard ($73.2 million) and two dividends paid to the Company by STV in the first half of 2005 ($14.0 million total income recorded net of expenses). These two favorable items were partially offset by increased costs for transportation ($15.7 million), wood fiber ($10.0 million), energy ($9.9 million), salary expense related to merit increases and new hires ($8.9 million), medical and pension expenses ($5.0 million) and the plant closure and severance costs described previously ($2.2 million).

Gross profit increased $40.4 million, or 19.3%, for the nine months ended September 30, 2005 from the comparable period in 2004. Gross profit as a percentage of sales increased from 15.0% of sales in the first nine months of 2004 to 16.4% of sales in the first nine months of 2005 due primarily to the increased sales prices described previously.

Selling and administrative expenses increased $10.9 million, or 10.9%, for the nine months ended September 30, 2005 compared to the same period in 2004. The increase was primarily the result of higher salary, fringe and incentive expenses related to merit increases, new hires and the timing of incentives accrued ($8.6 million), increased warehousing expenses due to increased customer requirements ($1.3 million) and an increase in travel and entertainment costs ($0.9 million).

Other expense for the nine months ended September 30, 2005 was $8.1 million compared to $3.4 million for the nine months ended September 30, 2004, an increase of $4.8 million or 140.9% primarily attributable to a $2.3 million increase in expenses related to disposals of property, plant and equipment due to an increase in disposals for capital projects and a $2.0 million pre-tax gain in the second quarter of 2004 from the sale of a portion of the Company’s investment in STV.

Corporate overhead increased by $3.6 million, or 10.7%, for the nine months ended September 30, 2005 from the comparable period in 2004. The increase was primarily attributable to increased professional fees ($1.7 million) primarily related to human resource, legal and tax matters and an increase in costs and scope of audits of internal controls, an increase in incentives accrued ($1.1 million) related to timing of those expenses and increased salary expense ($0.8 million).

Interest Expense and Income Taxes

Interest expense decreased by $1.2 million, or 5.5%, to $21.2 million for the nine months ended September 30, 2005 from the nine months ended September 30, 2004, primarily as a result of an increase in interest income earned on the Company’s cash equivalents, partially offset by higher interest expense on the Company’s variable rate debt due to higher interest rates.

PCA’s effective tax rate was 41.4% for the nine months ended September 30, 2005 and 40.0% for the comparable period in 2004. The effective tax rate varies from the U.S. federal statutory tax rate of 35% principally due to the impact of state and local income taxes and adjustments to prior years’ accruals.

Liquidity and Capital Resources

The following table presents a summary of our cash flows for the periods presented:

	For the Nine Months Ended September 30,
	2005	2004	Change
(In thousands)
Net cash provided by (used for):
Operating activities	$ 168,693	$ 103,226	$ 65,467
Investing activities	(134,708)	(113,867)	(20,841)
Financing activities	(62,877)	(42,014)	(20,863)
Net increase (decrease) in cash and cash equivalents	$ (28,892)	$ (52,655)	$ 23,763

Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2005 was $168.7 million, an increase of $65.5 million, or 63.4%, from the comparable period in 2004. The increase was the result of higher net income as previously described and lower working capital requirements of $78.3 million, partially offset by lower deferred taxes of $16.3 million due to the reversal of temporary differences. The lower working capital requirements were driven by favorable changes in 2005 in accounts receivable ($25.8 million), accrued liabilities ($12.1 million) and accounts payable ($14.0 million), partially offset by an unfavorable change in inventory ($3.8 million). Additionally, favorable changes in prepaid expenses and other current assets totaled $30.2 million in 2005, primarily driven by a federal tax net operating loss carryforward offsetting current year federal tax payments. As of September 30, 2005, the federal net operating loss carryforward has been fully utilized. Without the net operating loss carryforward, the Company would have owed an additional $24.0 million in federal tax cash payments during the first nine months of 2005.

Investing Activities

Net cash used for investing activities for the nine months ended September 30, 2005 increased $20.8 million, or 18.3%, to $134.7 million, compared to the nine months ended September 30, 2004. The increase was primarily related to an increase in additions to property, plant and equipment of $22.5 million during the first nine months of 2005 compared to the same period in 2004, higher cost of acquisitions of $9.6 million in 2005 and lower proceeds from disposals of property, plant and equipment and investments of $3.1 million received in 2005, partially offset by $15.0 million of joint venture dividends received from STV during 2005. See Note 13 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2004 and Note 9 included elsewhere in this report for additional information regarding the acquisitions in 2004 and 2005, respectively.

Financing Activities

Net cash used for financing activities totaled $62.9 million for the nine months ended September 30, 2005, an increase of $20.9 million, or 49.7%, from the comparable period in 2004. The increase was primarily attributable to $22.1 million in additional dividends paid on PCA’s common stock during the first nine months of 2005 compared to the same period in 2004 and lower proceeds received from stock option exercises of $2.5 million in 2005, partially offset by the redemption of PCA’s 9 5/8% senior subordinated notes on March 31, 2004.

PCA’s primary sources of liquidity are net cash provided by operating activities, borrowings under PCA’s senior revolving credit facility, and additional borrowings under PCA’s receivables credit facility. As of September 30, 2005, PCA had $141.0 million in unused borrowing capacity under its existing credit agreements. PCA’s primary uses of cash are for capital expenditures, debt service and common stock dividends, which it expects to be able to fund from these sources.

The following table provides the outstanding balances and the weighted average interest rates as of September 30, 2005 for PCA’s outstanding term loan, the revolving credit facility, the receivables credit facility, and the five- and ten-year senior notes:

Borrowing Arrangement	Balance at Sept. 30, 2005	Weighted Average Interest Rate	Projected Annual Cash Interest Payments
	(In thousands)
Senior Credit Facility:
Term loan	$ 39,000	5.313%	$ 2,072
Revolving credit facilty	—	N/A	N/A
Receivables Credit Facility	109,000	4.223	4,603
4 3/8% Five-Year Notes	150,000	4.375	6,563
5 3/4% Ten-Year Notes	400,000	5.750	23,000
Total	$ 698,000	5.192%	$ 36,238

The above table excludes unamortized debt discount of $3.0 million at September 30, 2005. It also excludes from the projected annual cash interest payments, the non-cash income from the amortization of the $27.0 million received in July 2003 from the settlement of the Treasury locks related to the five- and ten-year notes. The amortization is being recognized over the terms of the five- and ten-year notes.

The senior revolving credit facility is available to fund PCA’s working capital requirements, capital expenditures and other general corporate purposes. The term loan must be repaid in quarterly installments from July 2006 through 2008. The senior revolving credit facility will terminate in July 2008. The receivables credit facility will terminate in October 2006.

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

In addition, we must maintain minimum net worth, maximum leverage and minimum EBITDA to interest ratios under the senior credit facility. A failure to comply with the restrictions contained in our senior credit facility could lead to an event of default, which could result in an acceleration of such indebtedness. Such an acceleration would also constitute an event of default under the five- and ten-year notes indentures and the receivables credit facility.

PCA currently expects to incur capital expenditures of $115.0 million to $120.0 million in 2005. These expenditures will be used primarily for maintenance capital, cost reduction, business growth and environmental compliance. As of September 30, 2005, PCA had spent $99.0 million for capital expenditures and had committed to spend an additional $43.5 million in the remainder of 2005 and beyond.

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

Market Risk and Risk Management Policies

PCA is exposed to the impact of interest rate changes and changes in the market value of its financial instruments. PCA periodically enters into derivatives in order to minimize these risks, but not for trading purposes. As of September 30, 2005, PCA was not a party to any derivatives instruments.

As the interest rates on approximately 79% of PCA’s debt are fixed, a one percent increase in interest rates would result in a projected increase in interest expense and a corresponding projected decrease in income before taxes of $1.5 million annually. As of September 30, 2005, the weighted average LIBOR was 4.06%, and the weighted average commercial paper rate was 3.83%. In the event of a change in interest rates, management could take actions to mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in PCA’s financial structure.

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

Impact of Inflation

PCA does not believe that inflation has had a material impact on its financial position or results of operations during the three and nine month periods ending September 30, 2005 and 2004.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements as of September 30, 2005 that would require disclosure under SEC FR-67, “Disclosure in Management’s Discussion and Analysis About Off-Balance Sheet Arrangement and Aggregate Contractual Obligations.”

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

PCA has included in its Annual Report on Form 10-K for the year ended December 31, 2004, a discussion of its critical accounting policies which we believe affect our more significant judgments and estimates used in the preparation of our consolidated financial statements. PCA has not made any changes in any of these critical accounting policies during the first nine months of 2005.

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

Available Information

The Company’s internet website address is www.packagingcorp.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to section 13(a) or 15(d) of the Exchange Act are available free of charge (except for the user’s internet access charge) through our website as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission.

Certifications

On June 2, 2005, the Company filed with the New York Stock Exchange (the “NYSE”) the Annual CEO Certification regarding the Company’s compliance with the NYSE’s Corporate Governance listing standards as required by Section 303A.12(a) of the New York Stock Exchange Listed Company Manual. In addtion, the Company has filed as exhibits to its Quarterly Report on Form 10-Q for the period ended September 30, 2005, the applicable certifications of its Chief Executive Officer and its Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act of 2002, regarding the quality of the Company’s public disclosures.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk.

For a discussion of market risks related to PCA, see Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Market Risk and Risk Management Policies” in this Quarterly Report on Form 10-Q.

Item 4.   Controls and Procedures.

PCA’s management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of PCA’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of September 30, 2005. The evaluation of PCA’s disclosure controls and procedures included a review of the controls’ objectives and design, PCA’s implementation of the controls and the effect of the controls on the information generated for use in this quarterly report on Form 10-Q.

Based upon their evaluation as of September 30, 2005, PCA’s Chief Executive Officer and Chief Financial Officer have concluded that PCA’s disclosure controls and procedures are effective to ensure that material information relating to PCA is made known to management, including the Chief Executive Officer and Chief Financial Officer, particularly during the periods when PCA’s periodic reports are being prepared.

During the quarter ended September 30, 2005, there were no changes in internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, PCA’s internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.   Legal Proceedings.

On May 14, 1999, PCA was named as a defendant in two Consolidated Class Action Complaints which alleged a civil violation of Section 1 of the Sherman Act. The suits, then captioned Winoff Industries, Inc. v. Stone Container Corporation, MDL No. 1261 (E.D. Pa.) and General Refractories Co. v. Gaylord Container Corporation, MDL No. 1261 (E.D. Pa.), name PCA as a defendant based solely on the allegation that PCA is successor to the interests of Tenneco Packaging Inc. and Tenneco Inc., both of which were also named as defendants in the suits, along with nine other linerboard and corrugated sheet manufacturers. The complaints allege that the defendants, during the period October 1, 1993 through November 30, 1995, conspired to limit the supply of linerboard, and that the purpose and effect of the alleged conspiracy was to artificially increase prices of corrugated containers and corrugated sheets, respectively. On November 3, 2003, Pactiv (formerly known as Tenneco Packaging), Tenneco and PCA entered into an agreement to settle the class action lawsuits. The settlement agreement provides for a full release of all claims against PCA as a result of the class action lawsuits and was approved by the Court in an opinion issued on April 21, 2004. Approximately 160 plaintiffs opted out of the class and together filed about ten direct action complaints in various federal courts across the country. All of the opt-out complaints make allegations against the defendants, including PCA, substantially similar to those made in the class actions. The settlement agreement does not cover these direct action cases. These actions have almost all been consolidated as In re Linerboard, MDL 1261 (E.D. Pa.) for pretrial purposes. Pactiv, Tenneco, and PCA have reached an agreement to settle all but one of the opt-out cases. These agreements provide for a full release of all claims against PCA as a result of the litigation. In each of the cases that have been settled the court has dismissed all claims against PCA. PCA has made no payments to the plaintiffs as a result of the settlement of any of the opt-out suits. Fact discovery is proceeding and is currently set to close December 30, 2005. As of the date of this filing, we believe it is not reasonably possible that the outcome of any pending litigation related to these matters will have a material adverse effect on our financial position, results of operations or cash flows.

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
Date: November 8, 2005