Form 10-K
period 2005-12-31
PACKAGING CORP OF AMERICA
filed 2006-02-21
CIK 75677

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

None

Indicate by check mark if the Registrant is a well-known seasoned issure, as defined in Rule 405 of the Securities Act. Yes ☒   No ☐

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐   No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one).

Large accelerated filer ☒                           Accelerated filer ☐                               Non-accelerated filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒

At June 30, 2005, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the Registrant’s common equity held by nonaffiliates was approximately $1,328,559,467 based on the closing sale price as reported on the New York Stock Exchange. This calculation of market value has been made for the purposes of this report only and should not be considered as an admission or conclusion by the Registrant that any person is in fact an affiliate of the Registrant.

On February 17, 2006, there were 103,766,607 shares of Common Stock outstanding.

Documents Incorporated by Reference

Specified portions of the Proxy Statement for the Registrant’s 2006 Annual Meeting of Shareholders are incorporated by reference to the extent indicated in Part III of this Form 10-K.

PART I

Item 1.   BUSINESS

General

Packaging Corporation of America, or PCA, is the sixth largest producer of containerboard and corrugated products in the United States, based on production capacity as reported by company Securities and Exchange Commission (SEC) filings and press releases. With 2005 net sales of $2.0 billion, PCA produced about 2.3 million tons of containerboard, of which about 82% of the tons produced was consumed in our corrugated products manufacturing plants, 13% was sold to domestic customers and 5% was sold to the export market. Our corrugated products manufacturing plants sold about 31.2 billion square feet (BSF) of corrugated products.

Containerboard Production and Corrugated Shipments

		First	Second	Third	Fourth	Full
		Quarter	Quarter	Quarter	Quarter	Year
Containerboard Production (thousand tons)	2005	565	585	601	596	2,347
	2004	547	577	595	599	2,318
	2003	531	557	567	578	2,233
Corrugated Shipments (BSF)	2005	7.6	8.0	8.0	7.6	31.2
	2004	7.2	7.7	7.6	7.4	29.9
	2003	6.8	7.0	7.3	7.0	28.1

The 2.3 million tons of containerboard that we produced in 2005 included 1.4 million tons of kraft linerboard produced at our mills located in Counce, Tennessee and Valdosta, Georgia, and 0.9 million tons of semi-chemical corrugating medium produced at our mills located in Tomahawk, Wisconsin and Filer City, Michigan. We currently lease the cutting rights to approximately 108,000 acres of timberland located near our Counce and Valdosta mills. We also have supply agreements on about 390,000 of the 800,000 acres of timberland we sold during 1999 and 2000.

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

On November 29, 2000, PCA established an on-balance sheet securitization program for its trade accounts receivable. To effectuate this program, PCA formed a wholly-owned limited purpose subsidiary, Packaging Credit Company, LLC, or PCC, which in turn formed a wholly-owned, bankruptcy-remote, special-purpose subsidiary, Packaging Receivables Company, LLC, or PRC, for the purpose of acquiring receivables from PCC. Both of these entities are included in the consolidated financial statements of PCA. Under this program, PCC purchases on an ongoing basis all of the receivables of PCA and sells such receivables to PRC. PRC and lenders established a $150.0 million receivables-backed revolving credit facility through which PRC obtains funds to purchase receivables from PCC. The receivables purchased by PRC are and will be solely the property of PRC. In the event of a liquidation of PRC, the creditors of PRC would be entitled to satisfy their claims from PRC’s assets prior to any distribution to PCC or PCA. Credit available under the receivables credit facility is on a borrowing-base formula. As a result, the full amount of the facility may not be available at all times. On October 13, 2003, PCA renewed the receivables credit facility for an additional three-year term, expiring on October 10, 2006. As of December 31, 2005, $109.0 million was outstanding and $41.0 million was available for additional borrowing under the receivables credit facility. The highest outstanding principal balance under the receivables credit facility during fiscal 2005 was $109.0 million.

During 2001, Pactiv sold approximately 6,160,240 shares of PCA common stock, which represented its remaining ownership interest.

On July 7, 2003, PCA repaid all borrowings under its then-existing senior credit facility. This facility was replaced with a senior unsecured credit facility that provides for a $100.0 million revolving credit facility, including a $35.0 million subfacility for letters of credit, and a $50.0 million term loan. The senior credit facility closed on July 21, 2003, and it expires in July 2008. PCA’s total borrowings under the senior credit facility as of December 31, 2005 consisted of $39.0 million of term loans.

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

On January 19, 2005 PCA announced an increase on its quarterly dividend to $0.25 per share, or $1.00 per share annually, on its common stock. The first quarterly cash dividend of $0.25 per share was paid on April 15, 2005 to shareholders of record as of March 15, 2005.

On December 21, 2005, PCA completed a secondary offering of its common stock pursuant to a registration statement filed with the Securities and Exchange Commission on December 9, 2005. The selling stockholder, PCA Holdings LLC, sold 17,825,000 shares of common stock of PCA, which included 2,325,000 shares pursuant to the underwriters’ exercise in full of their over-allotment option. All of these shares were sold at an initial price to the public market of $21.50 per share, and the selling stockholder received proceeds, net of the underwriting discount, of $20.69 per share. The Company did not sell any shares in, or receive any proceeds from, the secondary offering.

Concurrent with the closing of the secondary offering on December 21, 2005, PCA entered into a common stock repurchase agreement with PCA Holdings LLC. Pursuant to the repurchase agreement, PCA purchased 4,500,000 shares of common stock directly from PCA Holdings LLC at the initial price to the public net of the underwriting discount, or $20.69 per share, the same net price per share received by PCA Holdings LLC in the secondary offering. These shares were retired on December 21, 2005.

Industry Overview

According to the Fibre Box Association, the value of industry shipments of corrugated products was  $23.7 billion in 2005.

The primary end-use markets for corrugated products are shown below (as reported in the most recent 2004 Fibre Box Association annual report):

Food, beverages and agricultural products	41.3%
Paper products	25.9%
Petroleum, plastic, synthetic and rubber products	11.9%
Glass, pottery, metal products and containers	7.0%
Appliances, machinery and vehicles	6.2%
Miscellaneous manufacturing	5.4%
Textile mill products and apparel	2.3%

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

Counce.   Our Counce, Tennessee mill is one of the largest linerboard mills in the United States. Its production capacity is approximately 979,000 tons per year. In 2005, we produced 966,000 tons of kraft linerboard on two paper machines at Counce. We produced a broad range of basis weights from 26 lb. to 90 lb. The mill also produces a variety of performance and specialty grades of linerboard.

Valdosta.   Our Valdosta, Georgia mill is a kraft linerboard mill that has a production capacity of approximately 487,000 tons per year. In 2005, our single paper machine at Valdosta produced 475,000 tons of kraft linerboard. Valdosta produces linerboard ranging from 33 lb. to 90 lb.

Tomahawk.   Our Tomahawk, Wisconsin mill is the second largest corrugating medium mill in the United States with production capacity of 575,000 tons per year on three paper machines. In 2005, we produced 532,000 tons of semi-chemical corrugating medium at Tomahawk. Our number four paper machine at Tomahawk is among the largest corrugating medium machines in the world. In April, 2005, we completed an indefinite closure of our number three paper machine at Tomahawk. This was done after resuming production on our number one paper machine at Filer City which had been down since July 1998. The machine shutdown at Tomahawk was the result of higher incremental fiber and transportation costs at Tomahawk compared to the same incremental costs to operate the number one machine at Filer City. Tomahawk’s production capacity on the two paper machines remaining in operation is 510,000 tons. Our Tomahawk mill produces a broad range of basis weights from 23 lb. to 40 lb. and a variety of performance and specialty grades of corrugating medium.

Filer City.   Our Filer City, Michigan mill is a semi-chemical corrugating medium mill with a production capacity of 385,000 tons. In 2005, we produced 375,000 tons of corrugating medium. On January 25, 2005, we resumed operation of our number one paper machine at Filer City and now operate all three paper machines at the mill. Filer City produces corrugating medium grades ranging in basis weight from 23 lb. to 40 lb.

We operate 68 corrugated manufacturing operations, a technical and development center, five regional graphic design centers, a rotogravure printing operation and a complement of packaging supplies and distribution centers. Of the 68 manufacturing facilities, 40 operate as combining operations, commonly called corrugated plants, that manufacture corrugated sheets and finished corrugated containers. The remaining 28 manufacturing facilities, commonly called sheet plants, purchase combined sheets primarily produced at PCA’s combining operations and manufacture finished corrugated containers. The five graphic design centers are located in Fairfield, Ohio; Dallas, Texas; Cranbury, New Jersey; Salisbury, North Carolina and South Gate, California.

We have corrugated manufacturing operations in 27 states in the U.S., with no manufacturing facilities outside of the continental U.S. Each corrugator plant serves a market radius that typically averages 150 miles. Our sheet plants are generally located in close proximity to our larger corrugator plants, which enables us to offer additional services and converting capabilities such as small volume and quick turnaround items.

We produce a wide variety of products ranging from basic corrugated shipping containers to specialized packaging such as wax-coated boxes for the agriculture industry. We also have multi-color printing capabilities to make high-impact graphics boxes and displays that offer customers more attractive packaging.

Timberland

We currently lease the cutting rights to approximately 108,000 acres of timberland located near our Counce and Valdosta mills. Virtually all of the acres under cutting rights agreements are located within 100 miles of these two mills, which results in lower wood transportation costs and provides a secure source of wood fiber. These leased cutting rights agreements have terms with over 15 years remaining, on average.

During 1999 and 2000, PCA sold about 800,000 acres of timberland. As part of the timberland sale agreements, we entered into supply arrangements covering about 600,000 acres of the total acres sold. In 2005, the supply agreement related to our Valdosta mill on approximately 200,000 acres was terminated through a mutual agreement because lower cost pulpwood was available in closer proximity to the mill. We hold a 31 1/3% equity ownership interest in approximately 53,000 acres owned by Southern Timber Venture, LLC (STV). This acreage is located primarily in southern Georgia and northern Florida, and includes both timberlands and higher beneficial use (HBU) properties. We currently have in place supply agreements covering about 390,000 of the 800,000 acres sold. The majority of the acreage under supply agreement is located in close proximity to our Counce mill.

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

Solid Wood Facilities

During 2005, we owned and operated two sawmills located in Ackerman and Fulton, Mississippi, which sold 131 million board feet of lumber used to make furniture and building products. We also have an air-dry yard operation in Burnsville, Mississippi that holds newly cut lumber while it dries.

Sales and Marketing

Our corrugated products are sold through a direct sales and marketing organization. We have sales representatives and a sales manager at each corrugated manufacturing operation who serve local and regional accounts. We also have corporate account managers who serve large national accounts at multiple customer locations. Additionally, our graphic design centers maintain an on-site dedicated graphics sales force. General marketing support is located at our corporate headquarters.

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

Containerboard produced in our mills is shipped by rail or truck. Rail shipments represent about 65% of the tons shipped and the remaining 35% is comprised of truck shipments. Our individual mills do not own or maintain outside warehousing facilities. We do use some third-party warehouses for short-term storage.

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

Major Raw Materials Used

Fiber supply.   Fiber is the single largest cost in the manufacture of containerboard. PCA consumes both wood fiber and recycled fiber in our containerboard mills. We have no 100% recycled mills, or those mills whose fiber consumption consists solely of recycled fiber. To reduce our fiber costs, we have invested in processes and equipment to ensure a high degree of fiber flexibility. Our mills have the capability to shift a portion of their fiber consumption between softwood, hardwood and recycled sources. With the exception of our Valdosta mill, our other mills can utilize some recycled fiber in their containerboard production. Our ability to use various types of virgin and recycled fiber helps mitigate the impact of changes in the prices of various fibers. Our corrugated manufacturing operations generate recycled fiber as a by-product from the manufacturing process, which is sold to our mills directly or through trade agreements. During 2005, our containerboard mills consumed approximately 592,000 tons of recycled fiber and our corrugated converting operations generated approximately 211,000 tons of recycled fiber. As a result, PCA was a net recycled fiber buyer of 381,000 tons, or 16% of our total fiber requirements.

Energy supply.   Energy at the mills is obtained through purchased electricity or through various fuels, which are converted to steam or electricity on-site. Fuel sources include coal, natural gas, oil, internally produced and purchased bark and by-products of the containerboard manufacturing and pulping process. These fuels are burned in boilers to produce steam. Steam turbine generators are used to produce electricity. To reduce our mill energy cost, we have invested in processes and equipment to ensure a high level of purchased fuel flexibility. In recent history, natural gas and fuel oil have exhibited higher costs per thermal unit and more price volatility than coal and bark. During 2005, 12.4 million MMBTU’s (million BTU’s), or approximately 75% of our mills’ purchased fuel needs, were from purchased bark and coal, historically our two lowest cost purchased fuels. For the same period, our mills consumed about 1.1 million MMBTU’s of natural gas (7% of the mills’ total purchased fuels) and 2.8 million MMBTU’s of oil (17% of the mills’ total purchased fuels). Our two, kraft linerboard mills at Counce and Valdosta generate approximately two-thirds of their fuel requirements from their own by-products.

PCA’s corrugated plants each have a boiler that produces steam which is used by the corrugator. The majority of these boilers burn natural gas, although some also have the ability to burn fuel oil. During 2005, PCA’s corrugated products plants consumed approximately 2.1 million MMBTU’s of natural gas.

The following table shows PCA’s purchased fuel consumption by fuel type for 2005:

	2005 Purchased MMBTU’s
	1Q	2Q	3Q	4Q	Year	% of Mill Total	% of PCA Total
Containerboard Mills
Coal	1,976,430	1,767,175	1,857,031	1,874,216	7,474,852	45%	40%
Purchased Bark	1,323,013	995,182	1,158,640	1,447,759	4,924,594	29%	26%
Purchased Steam	59,122	46,427	105,705	87,655	298,909	2%	2%
Coal, Bark and Steam	3,358,565	2,808,784	3,121,376	3,409,630	12,698,355	76%	68%
Oil	907,461	609,744	532,313	771,740	2,821,258	17%	15%
Natural Gas	487,320	295,393	189,402	143,890	1,116,005	7%	6%
Total Mills Purchased Fuels	4,753,346	3,713,921	3,843,091	4,325,260	16,635,618	100%	89%
Corrugated Products
Natural Gas	652,485	494,753	431,813	545,123	2,124,174		11%
Total Company Purchased Fuels	5,405,831	4,208,674	4,274,904	4,870,383	18,759,792		100%

In the second half of 2005, a concentrated effort was undertaken to minimize the use of natural gas, the highest cost per MMBTU fuel consumed in our mills. As a result of this effort, we were able to operate our mills with only 4.9% natural gas use during the third quarter and only 3.3% natural gas use during the fourth quarter.

Approximately 45% of the electricity consumed by our four mills is generated on-site. Our mills purchase approximately 8,965,000 CkWh annually, or the equivalent of 3.1 million MMBTU’s. PCA’s corrugated products plants purchase about 2,420,000 CkWh annually, or the equivalent of 0.8 million MMBTU’s.

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

Corrugated products businesses seek to differentiate themselves through pricing, quality, service, design and product innovation. We compete for both local and national account business and we compete against producers of other types of packaging products. On a national level, our competitors include International Paper Company, Koch Industries, Inc., Smurfit-Stone Container Corporation, Temple-Inland Inc. and Weyerhaeuser Company. However, with our strategic focus on local and regional accounts, we believe we compete as much with the smaller, independent converters as with the larger, integrated producers.

Our principal competitors with respect to sales of our containerboard produced but not consumed at our own corrugated products plants are a number of large, diversified paper companies, including International Paper Company, Koch Industries, Inc., Smurfit-Stone Container Corporation, Temple-Inland Inc. and Weyerhaeuser Company, as well as other regional manufacturers. Containerboard is generally considered a commodity-type product and can be purchased from numerous suppliers.

Employees

As of December 31, 2005, we had approximately 8,300 employees. Approximately 2,300 of these employees were salaried and approximately 6,000 were hourly. Approximately 75% of our hourly employees are represented by unions. The majority of our unionized employees are represented primarily by the United Steel Workers (USW), the International Brotherhood of Teamsters (IBT), and the International Association of Machinists (IAM).

Contracts for unionized employees at our containerboard mills expire between May 2006 and October 2009. Contracts for unionized corrugated plant employees expire between February 2006 and December 2011. We are currently in negotiations to renew or extend any union contracts that are expiring in the near future.

During 2005, we experienced no work stoppages. In 2001, we experienced a one-month strike at our Filer City mill with the USW. The strike was settled, and the mill’s current agreement expires in May 2006. Prior to this incident we had experienced no instances of significant work stoppages in the previous 15 years. We believe we have satisfactory employment relations with our employees.

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

1.                Resource Conservation and Recovery Act (RCRA)

2.                Clean Water Act (CWA)

3.                Clean Air Act (CAA)

4.                The Emergency Planning and Community Right-to-Know-Act (EPCRA)

5.                Toxic Substance Control Act (TSCA)

6.                Safe Drinking Water Act (SDWA)

We believe that we are currently in material compliance with these and all applicable environmental rules and regulations. Because environmental regulations are constantly evolving, we have incurred, and will continue to incur, costs to maintain compliance with these and other environmental laws. For the year ended December 31, 2005, we spent approximately $15.8 million to comply with the requirements of these and other environmental laws. For the years ended December 31, 2004 and 2003, the costs of environmental compliance were approximately $15.1 million and $12.4 million, respectively. We work diligently to anticipate and budget for the impact of applicable environmental regulations, and do not currently expect that future environmental compliance obligations will materially affect our business or financial condition.

In April 1998, the United States Environmental Protection Agency (EPA) finalized a new Clean Air and Water Act commonly referred to as the Cluster Rules, which govern all pulp and paper mill operations, including those at our mills. Over the next several years, the Cluster Rules will affect our allowable discharges of air and water pollutants. As a result, PCA and its competitors are required to incur costs to ensure compliance with these new rules. From 1997 through 2005, we spent approximately $37.5 million on Cluster Rule compliance to meet Clean Air Act requirements. Total capital costs for environmental matters, including Cluster Rule compliance, were $12.9 million for 2005. We currently estimate 2006 environmental capital expenditures will be $5.5 million, of which $1.9 million of the expenditures are to meet Cluster Rule requirements. We currently expect to complete all projects related to Cluster Rule compliance requirements at our four mills during 2006 and estimate the cost to do so to be about $1.9 million.

As is the case with any industrial operation, we have in the past incurred costs associated with the remediation of soil or groundwater contamination. From 1994 through 2005, remediation costs at our mills and converting plants totaled about $3.2 million. We do not believe that any on-going remedial projects are material in nature. As of December 31, 2005, we maintained an environmental reserve of $5.5 million, which includes funds relating to on-site landfill and surface impoundments as well as on-going and anticipated remedial projects. Of the $5.5 million reserve, $3.3 million is reserved for our landfill obligations, which are accounted for in accordance with SFAS No. 143, “Accounting for Asset Retirement Obligations”. We believe these reserves are adequate.

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

As of this filing, we believe that it is not reasonably possible that future environmental expenditures above the $5.5 million accrued as of December 31, 2005 will have a material impact on our financial condition and results of operations.

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

Item 1A.   RISK FACTORS

Some of the statements in this report and in our 2005 Annual Report to Shareholders, and in particular, statements found in Management’s Discussion and Analysis of Financial Condition and Results of Operations, that are not historical in nature may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are often identified by the words “will,” “should,” “anticipate,” “believe,” “expect,” “intend,” “estimate,” “hope,” or similar expressions. These statements reflect management’s current views with respect to future events and are subject to risks and uncertainties. There are important factors that could cause actual results to differ materially from those in forward-looking statements, many of which are beyond our control. These factors, risks and uncertainties include, but are not limited to, the factors described below.

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

Industry Risks

Industry Earnings Cyclicality—Imbalances of supply and demand for containerboard affect the price at which we can sell containerboard and, as a result, could result in lower selling prices and earnings.

The price of containerboard could fall if the supply of containerboard available for sale in the market exceeds the demand. The demand for containerboard is driven by market needs for containerboard in the United States and abroad to manufacture corrugated shipping containers. Market needs or demand are driven by both global and U.S. business conditions. If supply exceeds demand, prices for containerboard could decline, resulting in decreased earnings and cash flow.

From time to time, we have taken downtime (or slowbacks) at some of our mills to balance our production of containerboard with the market demand for our containerboard, and we may continue to do so in the future. Some of our competitors have also temporarily closed or reduced production at their containerboard mills, some of which could reopen and increase production capacity. This could result in a supply and demand imbalance and cause prices to fall.

Competition—The intensity of competition in the containerboard and corrugated packaging industry combined with the commodity nature of containerboard could result in downward pressure on pricing, which could lower earnings.

PCA operates in an industry that is highly competitive, with no single containerboard or corrugated packaging producer having a dominant position. Containerboard cannot generally be differentiated by producer, which tends to intensify price competition. The corrugated packaging industry is also sensitive to price fluctuations, as well as other factors including innovation, design, quality and service. To the extent that one or more competitors are more successful with respect to any key competitive factor, our business could be adversely affected. Our products also compete, to some extent, with various other packaging materials, including products made of paper, plastics, wood and various types of metal. The intensity of containerboard competition and the commodity nature of containerboard, plus the intensity of corrugated packaging competition, could lead to a reduction in our market share as well as lower prices for our products, both of which could reduce our earnings.

Company Risks

Cost of Wood Fiber—Dependence on external wood fiber sources could lead to higher costs and lower earnings for PCA.

During 1999 and 2000, PCA sold 800,000 acres of owned timberlands. In connection with these sales, we entered into supply agreements at market prices for wood fiber to be consumed at three of our four mills. Currently, we have supply agreements on about 390,000 of the 800,000 acres of timberlands sold. In addition to these supply agreements, PCA also secures wood fiber from various other sources at market prices.

Because we do not own any timberlands, we are more vulnerable to changes in availability of wood fiber in areas adjacent to our mills than those of our competitors who do own timberlands in areas adjacent to their mills, and therefore could face higher wood fiber costs than those competitors, both in terms of the cost of the wood fiber itself as well as the transportation costs to get the wood fiber to our mills. The price for wood fiber has historically fluctuated on a cyclical basis and has often depended on a variety of factors over which we have no control, including environmental and conservation regulations, natural disasters and the weather.

Any increase in wood fiber costs could cause our manufacturing costs to increase and our earnings to decrease to a greater extent than those of our competitors who own their own timberlands.

Cost of Recycled Fiber—An increase in the cost of recycled fiber could increase our containerboard manufacturing costs and lower our earnings.

PCA purchases recycled fiber for use at three of its four containerboard mills. PCA currently purchases, net of recycled fiber generated at its box plants, approximately 400,000 tons of recycled fiber per year.

The increase in demand of products manufactured, in whole or in part, from recycled fiber on a global basis has caused an occasional tightening in the supply of recycled fiber. These periods of supply and demand imbalance have tended to create significant price volatility. We expect that periods of above average recycled fiber costs and overall price volatility will continue, which could result in earnings volatility.

Cost of Purchased Energy—An increase in the cost of purchased energy, particularly natural gas and oil, could lead to higher manufacturing costs, resulting in reduced earnings.

PCA has the capability to use various types of purchased fuels in its manufacturing operations, including coal, bark, natural gas and oil. Energy prices, in particular prices for oil and natural gas, have fluctuated dramatically in the past and have risen substantially in recent years. These fluctuations impact our manufacturing costs and result in earnings volatility. If energy prices rise, our production costs will increase, which will lead to higher manufacturing costs and reduced earnings.

Environmental Matters—PCA may incur significant environmental liabilities with respect to both past and future operations.

We are subject to, and must comply with, a variety of federal, state and local environmental laws, particularly those relating to air and water quality, waste disposal and the cleanup of contaminated soil and groundwater. Because environmental regulations are constantly evolving, we have incurred, and will continue to incur, costs to maintain compliance with those laws. In our 2005 Annual Report on Form 10-K under the caption “Environmental Matters,” we provide certain estimates of expenditures we expect to make for environmental compliance in the next few years. Although we have established reserves to provide for future environmental liability, these reserves may not be adequate.

Restrictions Imposed by the Senior Credit Facility, the Receivables Revolving Credit Facility and the Indenture Governing our Notes—Our operating flexibility is limited in certain respects by the covenants in our senior credit facility, the receivables revolving credit facility and the indenture governing our notes.

Our senior credit facility, receivables revolving credit facility and the indenture governing our notes impose restrictions on us that could increase our vulnerability to general adverse economic and industry conditions by limiting our flexibility in planning for and reacting to changes in our business and industry. Specifically, these restrictions limit our ability, among other things, to:

•       incur liens;

•       enter into certain transactions with affiliates;

•       enter into sale and leaseback transactions; and

•       merge or consolidate with any other person or sell or otherwise dispose of all or substantially all of the assets of PCA.

Major Stockholder; Potential Conflicts—The interests of our major stockholder could conflict with those of the other holders of our common stock.

Our largest stockholder, PCA Holdings, LLC, an entity controlled by Madison Dearborn Partners, holds 21,773,010, or 21.0%,  of our outstanding shares of common stock as of February 17, 2006. Two representatives of Madison Dearborn Partners are members of PCA’s seven member Board of Directors, and will continue to play a major role in determining the outcome of all matters submitted to a vote of our stockholders, including the election of directors. The interests of Madison Dearborn Partners could conflict with the interests of our other stockholders.

Investment Risks

Availability of Significant Amounts of Common Stock for Sale—The market price of our common stock could be adversely affected as a result of the availability of a significant amount of our common stock for sale.

PCA Holdings LLC currently has registration rights that require us to register its shares of common stock under the Securities Act at our expense. The future sale of a significant number of shares of PCA’s common stock held by PCA Holdings in the public market, or the perception that such sales could occur, could adversely affect the prevailing market price of our common stock.

Potential Impediments to a Change of Control—Some of the provisions of our charter documents and the presence of a large stockholder could discourage acquisition proposals by third parties and could delay, deter or prevent a change in control.

Our certificate of incorporation authorizes our Board of Directors, subject to any limitations prescribed by law, to issue shares of preferred stock in one or more series without stockholder approval. The issuance of preferred stock, while providing desirable flexibility in connection with possible acquisitions and for other corporate purposes, could have the effect of making it more difficult for a third party to acquire, or discouraging a third party from seeking to acquire, a majority of our outstanding voting stock. The presence of a significant stockholder may also deter a potential acquirer from making a tender offer or otherwise attempting to obtain control of PCA, even if that might be favorable to PCA or PCA’s other stockholders.

Market Price of our Common Stock—The market price of our common stock may be volatile, which could cause the value of your investment to decline.

Securities markets worldwide experience significant price and volume fluctuations. This market volatility, as well as general economic, market or political conditions, could reduce the market price of our common stock in spite of our operating performance. In addition, our operating results could be below the expectations of public market analysts and investors, and in response, the market price of our common stock could decrease significantly.

Item 1B.   UNRESOLVED STAFF COMMENTS.

None.

Item 2.        PROPERTIES

The table below provides a summary of our containerboard mills, the principal products produced and each mill’s annual capacity based upon current operations:

Location	Function	Capacity (tons)
Counce, TN	Kraft linerboard mill	979,000
Valdosta, GA	Kraft linerboard mill	487,000
Tomahawk, WI	Semi-chemical medium mill	575,000
Filer City, MI	Semi-chemical medium mill	385,000
Total		2,426,000	*

*                    In January, 2005 we resumed operations on our number one paper machine at our Filer City mill and shut down our number three paper machine at our Tomahawk mill in April, 2005. Shutting down the number three machine at Tomahawk reduces our total productive capacity by 65,000 tons at Tomahawk to 510,000 tons and to 2,361,000 tons for our total containerboard mill system. This action was based on market conditions and productivity and could change if market conditions or productivity levels change going forward.

We currently own our four containerboard mills and 46 of our corrugated manufacturing operations (37 corrugated plants and nine sheet plants). We also own two sawmills, an air-drying yard, one warehouse and miscellaneous other property, which includes sales offices and woodlands forest management offices. These sales offices and woodlands forest management offices generally have one to four employees and serve as administrative offices. PCA leases the space for three corrugated plants, 19 sheet plants, five regional design centers, and numerous other distribution centers, warehouses and facilities. The equipment in these leased facilities is, in virtually all cases, owned by PCA, except for forklifts and other rolling stock which are generally leased.

We lease the cutting rights to approximately 108,000 acres of timberland located near our Valdosta (89,000 acres) and Counce (19,000 acres) mills. Most of these cutting rights agreements have terms with over 15 years remaining, on average.

We currently lease space for our corporate headquarters in Lake Forest, Illinois. The lease for the Lake Forest, Illinois facility is a short term, facility use agreement lease with automatic renewal rights. Specifically, this lease is a continuous month-to-month lease with unlimited automatic renewals entitling either party the right to terminate the lease with at least 8 months notice. We currently believe that our owned and leased space for facilities and properties are sufficient to meet our operating requirements for the foreseeable future.

Item 3.     LEGAL PROCEEDINGS

On May 14, 1999, PCA was named as a defendant in two Consolidated Class Action Complaints which alleged a civil violation of Section 1 of the Sherman Act. The suits, then captioned Winoff Industries, Inc. v. Stone Container Corporation, MDL No. 1261 (E.D. Pa.) and General Refractories Co. v. Gaylord Container Corporation, MDL No. 1261 (E.D. Pa.), name PCA as a defendant based solely on the allegation that PCA is successor to the interests of Tenneco Packaging Inc. and Tenneco Inc., both of which were also named as defendants in the suits, along with nine other linerboard and corrugated sheet manufacturers. The complaints allege that the defendants, during the period October 1, 1993 through November 30, 1995, conspired to limit the supply of linerboard, and that the purpose and effect of the alleged conspiracy was to artificially increase prices of corrugated containers and corrugated sheets, respectively. On November 3, 2003, Pactiv (formerly known as Tenneco Packaging), Tenneco and PCA entered into an agreement to settle the class action lawsuits. The settlement agreement provides for a full release of all claims against PCA as a result of the class action lawsuits and was approved by the Court in an opinion issued on April 21, 2004. Approximately 160 plaintiffs opted out of the class and together filed about ten direct action complaints in various federal courts across the country. All of the opt-out complaints make allegations against the defendants, including PCA, substantially similar to those made in the class actions. The settlement agreement does not cover these direct action cases. These actions have all been consolidated as In re Linerboard, MDL 1261 (E.D. Pa.) for pretrial purposes. Pactiv, Tenneco and PCA have reached an agreement to settle all of the opt-out cases. These agreements provide for a full release of all claims against PCA as a result of litigation. PCA has made no payments to the plaintiffs as a result of the settlement of any of the opt-out suits. As of the date of this filing, we believe it is not reasonably possible that the outcome of any pending litigation related to these matters will have a material adverse effect on our financial position, results of operations or cash flows.

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

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders in the fourth quarter of 2005.

Executive Officers of the Registrant

Brief statements setting forth the age at February 21, 2006, the principal occupation, employment during the past five years, the year in which such person first became an officer of PCA, and other information concerning each of our executive officers appears below.

Paul T. Stecko is 61 years old and has served as Chief Executive Officer of PCA since January 1999 and as Chairman of PCA since March 1999. From November 1998 to April 1999, Mr. Stecko served as

President and Chief Operating Officer of Tenneco Inc. From January 1997 to November 1998, Mr. Stecko served as Chief Operating Officer of Tenneco. From December 1993 through January 1997, Mr. Stecko served as President and Chief Executive Officer of Tenneco Packaging Inc. Prior to joining Tenneco Packaging, Mr. Stecko spent 16 years with International Paper Company. Mr. Stecko is a member of the board of directors of Tenneco Inc., State Farm Mutual Insurance Company, American Forest and Paper Association and Cives Corporation.

William J. Sweeney is 65 years old and has served as Executive Vice President—Corrugated Products of PCA since April 1999. From May 1997 to April 1999, Mr. Sweeney served as Executive Vice President—Paperboard Packaging of Tenneco Packaging Inc. From May 1990 to May 1997, Mr. Sweeney served as Senior Vice President and General Manager—Containerboard Products of Tenneco Packaging. From 1983 to May 1990, Mr. Sweeney served as General Manager and Vice President of Stone Container Corporation. From 1978 to 1983, Mr. Sweeney served as Sales Manager, Operations Manager and Division Vice President at Continental Group and from 1967 to 1978, as Sales Manager and General Manager of Boise Cascade Corporation.

Mark W. Kowlzan is 50 years old and has served as Senior Vice President—Containerboard of PCA since March 2002 and as Vice President from April 1999 to March 2002. From 1998 to April 1999, Tenneco Packaging Inc. employed Mr. Kowlzan as Vice President and General Manager—Containerboard and from May 1996 to 1998, as Operations Manager and Mill Manager of the Counce mill. Prior to joining Tenneco Packaging, Mr. Kowlzan spent 15 years at International Paper Company, where he held a series of operational positions within its mill organization.

Richard B. West is 53 years old and has served as Chief Financial Officer of PCA since March 1999, as Corporate Secretary since April 1999 and also as Senior Vice President since March 2002. From April 1999 to March 2002, Mr. West served as Vice President and from March 1999 to June 1999, Mr. West also served as Treasurer of PCA. Mr. West served as Vice President of Finance—Paperboard Packaging of Tenneco Packaging Inc. from 1995 to April 1999. Prior to joining Tenneco Packaging, Mr. West spent 20 years with International Paper Company where he served as an Internal Auditor, Internal Audit Manager and Manufacturing Controller for the Printing Papers Group and Director/Business Process Redesign.

Stephen T. Calhoun is 60 years old and has served as Vice President, Human Resources of PCA since November 2002. From July 1997 to October 2002, Mr. Calhoun served as Director, Human Resources of Corporate and Containerboard Division. From April 1989 to July 1997, Mr. Calhoun was employed principally by Tenneco Packaging Inc. where he held the positions of Area Employee Relations Manager and Human Resources Manager. Prior to joining Tenneco Packaging in 1989, Mr. Calhoun spent 15 years with the then American Can Company where he held several human resources and manufacturing positions.

Thomas A. Hassfurther is 50 years old and has served as Senior Vice President, Sales and Marketing, Corrugated Products since February 2005 and as Vice President, Sales and Marketing from March 1998 to February 2005. Mr. Hassfurther served as Vice President and Area General Manager from January 1991 to February 1998 for Tenneco Packaging Inc. From 1977 - 1990 Mr. Hassfurther served as a sales representative, Sales Manager and General Manager within the Containerboard Products Group.

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

	2005			2004
	Sales Price		Dividends	Sales Price		Dividends
Quarter Ended	High	Low	Declared	High	Low	Declared
March 31	$25.63	$21.87	$0.25	$23.97	$21.10	$0.15
June 30	24.91	20.09	0.25	25.21	20.99	0.15
September 30	22.43	19.13	0.25	24.79	22.07	0.15
December 31	24.17	18.24	0.25	24.60	21.28	0.15

As of February 17, 2006, there were 64 holders of record of our common stock.

The Company expects to pay regular cash dividends, although there is no assurance as to future dividends because they depend on future earnings, capital requirements and financial condition. There are currently no restrictions on the amount of dividends we can pay on our common stock under our existing indebtedness agreements.

No equity securities of PCA were sold by PCA during fiscal year 2005 which were not registered under the Securities Act of 1933.

Stock Repurchase Agreement

On December 21, 2005, the Company completed a secondary offering of its common stock pursuant to a registration statement filed with the Securities and Exchange Commission on December 9, 2005. The selling stockholder, PCA Holdings LLC, sold 17,825,000 shares of common stock of the Company, which included 2,325,000 shares pursuant to the underwriters’ exercise in full of their over-allotment option. All of these shares were sold at an initial price to the public market of $21.50 per share, and the selling stockholder received proceeds, net of the underwriting discount, of $20.69 per share. The Company did not sell any shares in, or receive any proceeds from, the secondary offering.

Concurrent with the closing of the secondary offering on December 21, 2005, the Company entered into a common stock repurchase agreement with PCA Holdings LLC. Pursuant to the repurchase agreement, the Company purchased 4,500,000 shares of common stock directly from PCA Holdings LLC at the initial price to the public net of the underwriting discount, or $20.69 per share, the same net price per share received by PCA Holdings LLC in the secondary offering. These shares were retired on December 21, 2005.

The following table sets forth information about our share repurchases under the common stock repurchase agreement in the fiscal fourth quarter of 2005.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan or Programs
Month #1 (October 1, 2005 to October 31, 2005)	—	$—	—	$—
Month #2 (November 1, 2005 to November 30, 2005)	—	—	—	—
Month #3 (December 1, 2005 to December 31, 2005)	4,500,000	20.69	4,500,000	—
Total	4,500,000	$20.69	4,500,000	$—

Stock Repurchase Program

On May 16, 2001, PCA announced a $100 million common stock repurchase program. The Company may continue to repurchase shares from time to time under this program. Through December 31, 2003, the Company repurchased 5,195,600 shares of common stock for $88.8 million. All repurchased shares were retired prior to December 31, 2003. No shares of common stock were repurchased under this program in 2004 or 2005.

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

	For the Year Ended December 31,
(In thousands, except per share data)	2005	2004	2003	2002	2001
Statement of Income Data:
Net sales	$1,993,658	$1,890,085	$1,735,534	$1,735,858	$1,789,956
Income (loss) before cumulative effect of accounting change	$52,604	$68,730	$(14,358)	$48,179	$106,913
Cumulative effect of accounting change(1)	—	—	—	—	(495)
Net income (loss)	$52,604	$68,730	$(14,358)	$48,179	$106,418
Basic earnings per share:
Income (loss) before cumulative effect of accounting change	$.49	$.65	$(.14)	$.46	$1.00
Cumulative effect of accounting change	—	—	—	—	—
Net income (loss) per common share	$.49	$.65	$(.14)	$.46	$1.00
Diluted earnings per share:
Income (loss) before cumulative effect of accounting change	$.49	$.64	$(.14)	$.45	$.98
Cumulative effect of accounting change	—	—	—	—	—
Net income (loss) per common share	$.49	$.64	$(.14)	$.45	$.98
Weighted average common shares outstanding:
—basic	107,334	106,358	104,628	105,053	106,277
—diluted	108,098	107,570	104,628	107,208	108,801
Cash dividends declared per common share(2)	$1.00	$0.60	$0.15	—	—
Balance Sheet Data:
Total assets	$1,973,298	$2,082,774	$1,985,126	$1,982,551	$1,971,780
Total long-term obligations(3)	695,203	694,892	697,961	742,213	795,217
Shareholders’ equity	681,420	817,570	797,480	795,875	769,834

(1)          On January 1, 2001, the Company recorded a transition adjustment upon adoption of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” to recognize its derivative instruments at fair value and to recognize the effective and ineffective portions of the cash flow hedges.

(2)          On October 13, 2003, PCA announced its intention to begin paying a quarterly cash dividend of $0.15 per share, or $0.60 per share annually, on its common stock. The first quarterly dividend of $0.15 per share was paid on January 15, 2004 to shareholders of record as of December 15, 2003. On January 19, 2005, the Company announced an increase in its quarterly cash dividend to $0.25 per common share, or $1.00 per share annually, on its common stock. The first quarterly cash dividend of $0.25 per share was paid on April 15, 2005 to shareholders of record as of March 15, 2005 PCA did not declare any dividends on its common stock for the years ended December 31, 2002 or 2001.

(3)          Total long-term obligations include long-term debt, short-term debt and the current maturities of long-term debt.

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

Results of Operations

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

The historical results of operations of PCA for the years ended December, 31 2005 and 2004 are set forth the below:

	For the Year Ended December 31,
(In millions)	2005	2004	Change
Net sales	$1,993.7	$1,890.1	$103.6
Income before interest and taxes	$116.1	$140.5	$(24.4)
Interest expense, net	(28.1)	(29.6)	1.5
Income before taxes	88.0	110.9	(22.9)
Provision for income taxes	(35.4)	(42.2)	6.8
Net income	$52.6	$68.7	$(16.1)

Net Sales

Net sales increased by $103.6 million, or 5.5%, for the year ended December 31, 2005 from the year ended December 31, 2004. Net sales increased primarily due to increased sales prices and volumes of corrugated products compared to 2004.

Total corrugated products volume sold increased 4.2% to 31.2 billion square feet in 2005 compared to 29.9 billion square feet in 2004. On a comparable shipment-per-workday basis, corrugated products sales volume increased 4.6% in 2005 from 2004. Excluding PCA’s acquisition of Midland Container in April 2005, corrugated products volume was 3.0% higher in 2005 than 2004 and up 3.4% compared to 2004 on a shipment-per-workday basis. Shipments-per-workday is calculated by dividing our total corrugated products volume during the year by the number of workdays within the year. The larger percentage increase was due to the fact that 2005 had one less workday (250 days), those days not falling on a weekend or holiday, than 2004 (251 days). Containerboard sales volume to external domestic and export customers decreased 12.2% to 417,000 tons for the year ended December 31, 2005 from 475,000 tons in 2004.

Income Before Interest and Taxes

Income before interest and taxes decreased by $24.4 million, or 17.3%, for the year ended December 31, 2005 compared to 2004. Included in income before interest and taxes for the year ended December 31, 2004 is income of $27.8 million, net of expenses, attributable to a dividend paid to PCA by Southern Timber Venture, LLC (STV), the timberlands joint venture in which PCA owns a 31 1/3% ownership interest. Additionally in 2004, STV purchased a portion of the Company’s interest in STV which resulted in a pre-tax gain of $2.0 million. Included in income before interest and taxes for the year ended December 31, 2005 is income of $14.0 million, net of expenses, due to two additional dividends paid to PCA by STV.

Excluding the dividends from STV and the equity sale described previously, operating income decreased $8.6 million in 2005 compared to 2004. The $8.6 million decrease in income before interest and taxes was primarily attributable to increased costs related to transportation ($21.1 million), energy, primarily purchased fuels and electricity ($20.5 million), wood fiber ($10.4 million), annual wage increases for hourly and salaried personnel ($13.8 million), medical, pension and other benefit costs ($7.5 million), other corrugated converting costs, primarily materials and supplies ($4.9 million) and mill chemicals ($3.9 million). Those cost items were largely offset by increased sales prices and volume ($74.6 million).

Gross profit increased $9.1 million, or 3.1%, for the year ended December 31, 2005 from the year ended December 31, 2004. Gross profit as a percentage of net sales declined from 15.8% of net sales in 2004 to 15.4% of net sales in the current year primarily due to the cost increases described above which was almost entirely offset by improved sales pricing and volume.

Selling and administrative expenses increased $10.3 million, or 7.6%, for the year ended December 31, 2005 from the comparable period in 2004. The increase was primarily the result of increased salary and incentive compensation expense ($7.1 million) and related fringe benefits ($1.7 million), and higher warehousing costs due to customer requirements ($1.7 million).

Corporate overhead for the year ended December 31, 2005, increased by $2.9 million, or 6.4%, from the year ended December 31, 2004. The increase was primarily attributable to higher professional fees primarily related to investor relations, legal and human resource matters ($1.4 million) and increased salaries ($1.1 million) .

Other expense, net, increased $4.5 million, or 73.5% for the year ended December 31, 2005 compared to the year ended December 31, 2004. The increase was primarily due to a $3.3 million increase in expenses related to the disposals of property, plant and equipment as part of planned disposals in connection with capital projects, and a portion of a corrugated products manufacturing plant’s closure costs ($1.4 million) which were recorded in other expense, net.

Interest Expense, Net and Income Taxes

Interest expense, net of interest income, decreased by $1.5 million, or 5.0%, for the year ended December 31, 2005 from 2004 primarily as a result of an increase in interest income earned on the Company’s cash  equivalents, partially offset by higher interest expense on the Company’s variable rate debt due to higher interest rates.

PCA’s effective tax rate was 40.2% for the year ended December 31, 2005 and 38.0% for the year ended December 31, 2004. The higher tax rate in 2005 is due to an increase in tax accruals recorded for prior years. For both years 2005 and 2004, tax rates are higher than the federal statutory rate of 35.0% due to state income taxes.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

The historical results of operations of PCA for the years ended December 31, 2004 and 2003 are set forth below:

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

Total corrugated products volume sold increased 6.6% to 29.9 billion square feet in 2004 compared to 28.1 billion square feet in 2003. On a comparable shipment-per-workday basis, corrugated products sales volume increased 7.0% in 2004 from 2003. Excluding PCA’s acquisition of Acorn in February 2004, corrugated products volume was 5.3% higher in 2004 than 2003 and up 5.8% compared to 2003 on a shipment-per-workday basis. Shipments-per-workday is calculated by dividing our total corrugated products volume during the year by the number of workdays within the year. The larger percentage increase was due to the fact that 2004 had one less workday (251 days), those days not falling on a weekend or holiday, than 2003 (252 days). Containerboard sales volume to external domestic and export customers increased 6.8% to 475,000 tons for the year ended December 31, 2004 from 445,000 tons in 2003.

Income Before Interest and Taxes

Income before interest and taxes increased by $43.6 million, or 45.1%, for the year ended December 31, 2004 compared to 2003. Included in income before interest and taxes for the year ended December 31, 2004 is income of $27.8 million, net of expenses, attributable to a dividend paid to PCA by STV, the timberlands joint venture in which PCA owns a 31 1/3% ownership interest. Included in income before interest and taxes for the year ended December 31, 2003 is a $3.3 million charge for fees and expenses related to the Company’s debt refinancing which was completed in July 2003, and a fourth quarter charge of $16.0 million to settle certain benefits related matters with Pactiv Corporation dating back to April 12, 1999 when PCA became a stand-alone company, as described below.

During the fourth quarter of 2003, Pactiv notified PCA that we owed Pactiv additional amounts for hourly pension benefits and workers’ compensation liabilities dating back to April 12, 1999. A settlement of $16.0 million was negotiated between Pactiv and PCA in December 2003. The full amount of the settlement was accrued in the fourth quarter of 2003.

Excluding these special items, operating income decreased $3.4 million in 2004 compared to 2003. The $3.4 million decrease in income before interest and taxes was primarily attributable to increased energy and transportation costs ($19.2 million), higher recycled and wood fiber costs ($16.7 million), increased salary expenses related to annual increases and new hires ($5.7 million), and increased contractual hourly labor costs ($5.6 million), which was partially offset by increased sales volume and sales prices ($44.3 million).

Gross profit decreased $0.2 million, or 0.1%, for the year ended December 31, 2004 from the year ended December 31, 2003. Gross profit as a percentage of net sales declined from 17.2% of net sales in 2003 to 15.8% of net sales in the current year primarily due to the cost increases described above.

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

Corporate overhead for the year ended December 31, 2004, decreased by $1.6 million, or 3.5%, from the year ended December 31, 2003. The decrease was primarily attributable to the fees and expenses related to the debt refinancing ($3.3 million) incurred in 2003, partially offset by increased salaries ($0.8 million) and higher professional fees primarily related to audits of internal controls ($0.7 million).

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

Interest Expense, Net and Income Taxes

Interest expense, net of interest income, decreased in 2004 by $92.2 million, or 75.7%, from 2003. This decrease included $73.3 million of expenses related to the Company’s debt refinancing in July 2003. The $73.3 million of expenses consisted of $55.9 million paid in premiums for the tender of the 9 5/8% senior subordinated notes, and a $17.4 million non-cash charge for the write-off of deferred financing fees related to the 9 5/8% notes and PCA’s original revolving credit facility. Excluding the $73.3 million charge, interest expense in 2004 was $18.9 million lower than in 2003 as a result of lower interest rates attributable to the Company’s July 2003 refinancing and lower debt levels.

PCA’s effective tax rate was 38.0% for the year ended December 31, 2004 and 42.3% for the year ended December 31, 2003. The higher tax rate in 2003 is due to stable permanent items over a lower level of book income (loss). For both years 2004 and 2003, tax rates are higher than the federal statutory rate of 35.0% due to state income taxes.

Liquidity and Capital Resources

	For the Year Ended December 31,
(In millions)	2005	2004	2003
Net cash provided by (used for):
Operating activities	$242.7	$215.3	$243.7
Investing activities	(161.5)	(116.8)	(116.8)
Financing activities	(181.9)	(57.2)	(86.2)
Net increase (decrease) in cash	$(100.7)	$41.3	$40.7

Operating Activities

Net cash provided by operating activities increased $27.4 million, or 12.7%, to $242.7 million for the year ended December 31, 2005 compared to the year ended December 31, 2004. The increase in net cash provided by operating activities was primarily the result of lower requirements for operating assets and liabilities of $50.5 million, partially offset by lower deferred taxes of $25.5 million. The decrease in deferred taxes was due primarily to the elimination of bonus depreciation which resulted in substantially lower tax depreciation in 2005 than in 2004, partially offset by the use of a Federal net operating loss carry forward. During 2005, PCA’s cash taxes paid for both Federal and state income taxes were $10.1 million, or 11.5% of book income before income taxes of $88.0 million, compared to PCA’s effective tax rate of 40.2% in 2005. The lower cash tax rate compared to the effective tax rate was primarily the result of reducing current year taxable income by $68.6 million through available Federal net operating loss carry forwards.  As of December 31, 2005, all Federal net operating loss carry forwards have been used.  Without the Federal net operating loss carry forwards, PCA would have owed an additional $24.0 million in Federal tax cash payments in 2005. The Company expects the 2006 cash tax rate for both Federal and state income tax payments to be between 32.0% and 35.0%.

The lower requirements for operating assets and liabilities in 2005 were driven by a $13.0 million payment to Pactiv in January 2004 for a fourth quarter 2003 negotiated settlement of pension benefits and workers’ compensation liabilities dating back to April 12, 1999, the date Tenneco Packaging (now Pactiv) sold us to PCA Holdings LLC. Additionally, PCA paid Pactiv $10.0 million in April 2004 as final payment for PCA’s participation in Pactiv’s salaried pension plan. The lower requirements in 2005 were also driven by favorable changes in accounts receivable ($33.7 million) in 2005 primarily due to lower selling prices in both corrugated products and containerboard at the end of 2005 compared to the end of 2004.

Net cash provided by operating activities decreased $28.4 million, or 11.6%, to $215.3 million for the year ended December 31, 2004, compared to the comparable period in 2003. The decrease was the result of higher requirements for operating assets and liabilities of $51.4 million, partially offset by higher net income and increased deferred taxes as a result of the higher income levels in 2004. The higher requirements for operating assets and liabilities were driven by the $13.0 million payment to Pactiv in January 2004, as previously described, that was accrued in the fourth quarter of 2003, and the $10.0 million payment to Pactiv for participation in their salaried pension plan in April 2004, as previously described, of which $7.5 million was accrued at December 31, 2003. The higher requirements in 2004 were also driven by unfavorable changes in accounts payable ($13.1 million), prepaid expenses and other current assets ($12.1 million) primarily due to a Federal income tax refund received in 2003, as well as higher levels of accounts receivable ($11.1 million) in 2004 primarily due to improved sales volumes and pricing previously described.

Investing Activities

Net cash used for investing activities increased by $44.7 million, or 38.2%, to $161.5 million for the year ended December 31, 2005 compared to the year ended December 31, 2004. The increase was primarily related to an increase in additions to property, plant and equipment of $16.7 million in 2005 compared to the same period in 2004, lower joint venture dividends received from STV of $14.3 million in 2005 compared to 2004, higher cost of acquisitions of $10.3 million in 2005 and lower proceeds from disposals of property, plant and equipment and investments of $3.1 million received in 2005. See Note 15 to our consolidated financial statements included elsewhere in this report for additional information regarding acquisitions.

Net cash used for investing activities was unchanged for the year ended December 31, 2004 compared to the year ended December 31, 2003. Expenditures for property, plant and equipment were lower by $4.6 million in 2004 compared to 2003, joint venture dividends received from STV were higher by $28.1 million in 2004 compared to 2003, and proceeds received from the 2004 sale of a small portion of PCA’s investment in STV were offset by higher acquisitions in 2004 of $34.6 million.

As of December 31, 2005, PCA had commitments for capital expenditures of $33.1 million. PCA believes operating cash flow from continuing operations will be sufficient to fund these commitments.

Financing Activities

Net cash used for financing activities totaled $181.9 million for the year ended December 31, 2005, an increase of $124.7 million, or 217.9%, from the comparable period in 2004. The increase was primarily attributable to the repurchase of 4,500,000 shares of PCA common stock from PCA Holdings LLC for a total of $93.1 million in December 2005, and $33.1 million in additional dividends paid on PCA’s common stock during 2005 compared to the same period in 2004.

Net cash used for financing activities decreased $29.0 million, or 33.6%, to $57.2 million for the year ended December 31, 2004 compared to the year ended December 31, 2003. The decrease was primarily attributable to $4.0 million in debt prepayments in 2004 compared to $94.1 million in debt prepayments made during the comparable period in 2003 and stock repurchases of $17.5 million made in 2003. This was partially offset by dividend payments on PCA’s common stock of $63.7 million in 2004 and the $13.8 million in proceeds that PCA netted from the debt refinancing in 2003 described below.

In connection with the debt refinancing in July 2003, PCA received proceeds, net of discount, of $596.0 million from its notes offering and new senior credit facility and $27.0 million from settlement of the Treasury lock, which it used to complete the tender offer of its 9 5/8% senior subordinated notes in the amount of $602.3 million, including the premium. PCA also incurred financing costs in the amount of $6.9 million in connection with the debt refinancing.

PCA holds a 31 1/3% equity ownership interest in STV. In 2005, 2004 and 2003, PCA received dividends from STV of $15.0 million ($8.5 million net of taxes and expenses), $29.3 million ($16.9 million net of taxes and expenses) and $1.2 million ($0.7 million after-tax), respectively.

On November 29, 2000, PCA established an on-balance sheet securitization program for its trade accounts receivable. To effectuate this program, PCA formed a wholly-owned limited purpose subsidiary, Packaging Credit Company, LLC, or PCC, which in turn formed a wholly-owned, bankruptcy-remote, special-purpose subsidiary, Packaging Receivables Company, LLC, or PRC, for the purpose of acquiring receivables from PCC. Both of these entities are included in the consolidated financial statements of PCA. Under this program, PCC purchases on an ongoing basis substantially all of the receivables of PCA and sells such receivables to PRC. PRC and lenders established a $150.0 million receivables-backed revolving credit facility through which PRC obtains funds to purchase receivables from PCC. The receivables purchased by PRC are and will be solely the property of PRC. In the event of a liquidation of PRC, the creditors of PRC would be entitled to satisfy their claims from PRC’s assets prior to any distribution to PCC or PCA. Credit available under the receivables credit facility is on a borrowing-base formula. As a result, the full amount of the facility may not be available at all times. On October 31, 2003, PCA renewed the receivables credit facility for an additional three-year term, expiring on October 10, 2006. As of December 31, 2005, $109.0 million was outstanding and $41.0 million was available for additional borrowing under the receivables credit facility. The highest outstanding principal balance under the receivables credit facility during fiscal 2005 was $109.0 million.

On July 7, 2003, PCA repaid all borrowings under its then-existing senior credit facility. This facility was replaced with a senior unsecured credit facility that provides for a $100.0 million revolving credit facility, including a $35.0 million subfacility for letters of credit, and a $50.0 million term loan. The senior credit facility closed on July 21, 2003, and it expires in 2008. PCA’s total borrowings under the senior credit facility as of December 31, 2005 consisted of $39.0 million of term loans.

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

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements as of December 31, 2005 that would require disclosure under SEC FR-67, “Disclosure in Management’s Discussion and Analysis About Off-Balance Sheet Arrangements and Aggregate Contractual Obligations.”

Contractual Obligations

The following table summarizes PCA’s contractual obligations at December 31, 2005:

	Payments Due by Period
(In thousands)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Term loan	$39,000	$9,000	$30,000	$—	$—
Receivables credit facility	109,000	109,000	—	—	—
4 3/8% five-year notes (due August 1, 2008)	150,000	—	150,000	—	—
5 3/4% ten-year notes (due August 1, 2013)	400,000	—	—	—	400,000
Other long-term debt	116	30	86	—	—
Total short-term and long-term debt	698,116	118,030	180,086	—	400,000
Operating leases	113,972	24,569	35,802	16,471	37,130
Pension contributions.	74,985	22,284	34,590	18,111	—
Capital commitments	33,141	33,141	—	—	—
Purchase commitments	3,772	2,408	1,364	—	—
Letters of credit	19,373	19,373	—	—	—
Total	$943,359	$219,805	$251,842	$34,582	$437,130

The above table excludes unamortized debt discount of $2.9 million at December 31, 2005 and interest payments on debt outstanding. PCA currently does not have any projections for future pension contributions beyond 2010.

The lease commitments, purchase commitments and letters of credit are not reflected on PCA’s consolidated balance sheet as of December 31, 2005. See Notes 7 and 10 to the audited consolidated financial statements for additional information.

PCA’s primary sources of liquidity are net cash provided by operating activities, borrowings under PCA’s revolving credit facility, and additional borrowings under PCA’s receivables credit facility. As of December 31, 2005, PCA had $121.6 million in unused borrowing capacity under its existing credit agreements due to the impact on this borrowing capacity of $19.4 million of outstanding letters of credit.

PCA’s primary uses of cash are for capital expenditures, debt service and declared common stock dividends, which it expects to be able to fund from these sources.

The following table provides the outstanding balances and the weighted average interest rates as of December 31, 2005 for PCA’s outstanding term loan, the revolving credit facility, the receivables credit facility and the five- and ten-year senior notes:

Borrowing Arrangement (in thousands)	Balance at December 31, 2005	Weighted Average Interest Rate	Projected Annual Cash Interest Payments
Senior Credit Facility:
Term loan	$39,000	5.78%	$2,254
Revolving credit facility	—	N/A	N/A
Receivables Credit Facility	109,000	4.72	5,145
4 3/8% Five-Year Notes (due August 1, 2008)	150,000	4.38	6,570
5 3/4% Ten-Year Notes (due August 1, 2013)	400,000	5.75	23,000
Total	$698,000	5.30%	$36,969

The above table excludes unamortized debt discount of $2.9 million at December 31, 2005. It also excludes from the projected annual cash interest payments, the non-cash income from the annual amortization of the $27.0 million received in July 2003 from the settlement of the Treasury locks related to the five- and ten- year notes. The amortization is being recognized over the terms of the five- and ten-year notes and is included in interest expense, net.

The revolving credit facility is available to fund PCA’s working capital requirements, capital expenditures and other general corporate purposes. The term loan must be repaid in annual installments from July 2006 through 2008. The revolving credit facility will terminate in July 2008. The receivables credit facility will terminate in October 2006.

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

PCA currently expects to incur capital expenditures of $95.0 million to $105.0 million in 2006. These capital expenditures will be used primarily for maintenance capital, cost reduction, business growth, and environmental compliance.

PCA believes that its net cash generated from operating activities, available cash reserves and, as required, borrowings under its committed credit facilities will be adequate to meet its current and future liquidity and capital requirements, including payments of any declared common stock dividends. As its debt or credit facilities become due, PCA will need to repay, extend or replace such facilities, which will be subject to future economic conditions and financial, business and other factors, many of which are beyond PCA’s control.

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

•       Resource Conservation and Recovery Act (RCRA)

•       Clean Water Act (CWA)

•       Clean Air Act (CAA)

•       The Emergency Planning and Community Right-to-Know-Act (EPCRA)

•       Toxic Substance Control Act (TSCA)

•       Safe Drinking Water Act (SDWA)

We believe that we are currently in material compliance with these and all applicable environmental rules and regulations. Because environmental regulations are constantly evolving, we have incurred, and will continue to incur, costs to maintain compliance with these and other environmental laws. For the year ended December 31, 2005, we spent approximately $15.8 million to comply with the requirements of these and other environmental laws. For the years ended December 31, 2004 and 2003, the costs of environmental compliance were approximately $15.1 million and $12.4 million, respectively.

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

Because liability for remediation costs under environmental laws is strict, meaning that liability is imposed without fault, joint and several, meaning that liability is imposed on each party without regard to contribution, and retroactive, we could receive notifications of cleanup liability in the future and this liability could be material. From 1994 through 2005, remediation costs at our mills and corrugated plants totaled approximately $3.2 million. As of December 31, 2005, we maintained an environmental reserve of $5.5 million relating to onsite landfills and surface impoundments as well as on-going and anticipated remedial projects. Total capital costs for environmental matters, including Cluster Rule compliance, were $12.9 million for 2005 and we currently estimate 2006 environmental capital expenditures will be $5.5 million, of which $1.9 million of the expenditures are to meet Cluster Rule requirements. As of this filing, we believe that it is not reasonably possible that future environmental expenditures above the $5.5 million accrued as of December 31, 2005, will have a material impact on our financial condition, results of operations and cash flows.

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

Accounts Receivable—Allowance for Doubtful Accounts and Customer Deductions

We evaluate the collectibility of our accounts receivable based upon a combination of factors. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations to us (e.g., bankruptcy filings, substantial downgrading of credit sources), we record a specific reserve for bad debts against amounts due to reduce the net recorded receivable to the amount we reasonably believe will be collected. For all other customers, we recognize reserves for bad debts consisting of 0.3% for amounts less than 90 days past due their contractual terms and 30% for amounts more than 90 days past due their contractual terms based on our historical collection experience. If our collection experience deteriorates (i.e., higher than expected defaults or an unexpected material adverse change in a major customer’s ability to meet its financial obligations to us), our estimates of the recoverability of amounts due us could be reduced by a material amount.

The customer deductions reserve represents the estimated amount required for customer returns, allowances and earned discounts. Based on our experience, customer returns, allowances and earned discounts have averaged 1.0% of our gross selling price. Accordingly, we reserve 1.0% of our open customer accounts receivable balance for these items.

As of December 31, 2005, the balance in the allowance for doubtful accounts and customer deductions reserve was $5.4 million, compared to $4.6 million at December 31, 2004. Bad debt expense in 2005 was $2.6 million, compared to $0.4 million in 2004. The $2.2 million increase was primarily attributable to increased expense of $1.2 million related to accounts receivable amounts that were deemed uncollectable and an increase of $0.7 million recorded in connection with specific customers that were reserved for at the 90% level of their accounts receivable balance as of December 31, 2005. For the year ended December 31,

2004, bad debt expense was $0.4 million compared to $1.8 million in 2003. The decrease of $1.4 million was primarily attributable to a reduction of $0.8 million related to specific customers that were reserved for at 90% of their outstanding accounts receivable balances and a reduction of $0.3 million in expense due to accounts receivable that were deemed uncollectable in 2004 compared to 2003.

Inventories

We record our inventories at the lower of cost or market. The estimated market value is based on assumptions for future demand and related pricing. If actual market conditions are less favorable than those projected by management, reductions in the carrying value of inventory may be required. Raw materials, work in process and finished goods valued using the last-in, first-out (“LIFO”) cost method comprised 66% of inventories at current cost at both December 31, 2005 and 2004. Supplies and materials inventories are valued using a moving average cost.

Pension and Postretirement Benefits

The Company accounts for defined benefit pension plans in accordance with SFAS No. 87, “Employers’ Accounting for Pensions” and postretirement benefits in accordance with SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other than Pensions.”

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

For postretirement health care plan accounting, our Company reviews external data and our own historical trends for health care costs to determine the health care cost trend rate assumption.

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

Revenue Recognition

PCA recognizes revenue as title to the products is transferred to customers. Shipping and handling costs are included in cost of sales. Shipping and handling billings to a customer are included in net sales. In addition, PCA offers volume rebates to certain of its customers. The total cost of these programs is estimated and accrued as a reduction to net sales at the time of the respective sale.

Impairment of Goodwill and Long-Lived Assets

Goodwill is tested for impairment annually in the fourth quarter or sooner if events or changes in circumstances indicate that the carrying amount may exceed fair value. Recoverability of goodwill is determined by comparing the fair value of the reporting unit with its carrying value, including goodwill. If the carrying amount of the reporting unit exceeds the fair value, the implied fair value of the reporting unit’s goodwill is compared to the carrying amount of its goodwill to determine if a write-down to fair value is necessary.

Long-lived assets other than goodwill are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of any long-lived asset may not be fully recoverable. In the event that facts and circumstances indicate that the carrying amount of any long-lived assets may be impaired, an evaluation of recoverability would be performed. If an evaluation were required, the estimated future undiscounted cash flows associated with the asset (or group of assets) would be compared to the asset’s (or group of assets’) carrying amount to determine if a write-down to fair value is required.

Stock-Based Compensation

The Company has one stock-based employee compensation plan. The Company’s stock-based employee compensation plan is accounted for under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,’’ and related interpretations. Because the number of shares is fixed and the exercise price of the stock options equals the market price of the underlying stock on the date of grant, no cost is reflected in net income for stock options granted under the plan. The Company amortizes restricted stock awards to net earnings over the vesting period based on the fair value of the stock at the date of grant. Note 2 to the Consolidated Financial Statements provide supplemental information, including pro forma income and earnings per share, as if the Company had accounted for options based on the fair value method prescribed by SFAS No. 123, “Accounting for Stock-Based Compensation.’’ The estimate of fair value requires a number of assumptions, including estimated option life and future volatility of the underlying stock price. Changes in these assumptions could significantly impact the estimated fair value of the stock options.

Income Taxes

The Company’s  annual tax rate is determined based on income, statutory tax rates and the tax impacts of items treated differently for tax purposes than for financial reporting purposes. Tax law requires some items to be included in the tax return at different times than the items reflected in the financial statements. As a result, the annual tax rate in the financial statements is different than the rate reported on the Company’s tax return. Some of these differences are permanent, such as expenses that are not deductible in the tax return, and some differences are temporary, reversing over time, such as depreciation expense. These temporary differences create deferred tax assets and liabilities.

Inherent in determining the annual tax rate are judgments regarding business plans, planning opportunities and expectations about future outcomes. Significant management judgments are required for the following items:

•   Management reviews the Company’s deferred tax assets for realizability. Valuation allowances are established when management believes that it is more likely than not that some portion of the deferred tax assets will not be realized. Changes in valuation allowances from period to period are included in the tax provision.

•   The Company establishes accruals for certain tax contingencies when, despite the belief that the Company’s tax return positions are fully supported, the Company believes that certain positions may be challenged. The tax contingency accruals are adjusted in light of changing facts and circumstances, such as the progress of tax audits, the expiration of the statute of limitations for the relevant taxing authority to examine a tax return, case law and emerging legislation. While it is difficult to predict the final outcome or timing of resolution for any particular tax matter, the Company believes that the accruals reflect the likely outcome of known tax contingencies.

Item 7A.                QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

PCA is exposed to the impact of interest rate changes and changes in the market value of its financial instruments. PCA periodically enters into derivatives in order to minimize these risks, but not for trading purposes. As of December 31, 2005, PCA was not party to any derivative instruments.

As the interest rates on approximately 79% of PCA’s debt are fixed, a one percent increase in interest rates related to variable rate debt would have resulted in an increase in interest expense and a corresponding decrease in income before taxes of $1.5 million annually for the years ended December 31, 2005 and 2004. As of December 31, 2005 and 2004, the weighted average LIBOR was 4.53% and 2.56%, respectively, and the weighted average commercial paper rate was 4.32% and 2.33%, respectively. In the event of a change in interest rates, management could take actions to mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in PCA’s financial structure.

Item 8.                        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this item is included in a separate section of this report on page F-1.

Item 9.                        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

There were no changes in or disagreements with PCA’s accountants during 2005 or 2004.

Item 9A.                CONTROLS AND PROCEDURES

Controls and Procedures

PCA’s management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of PCA’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of December 31, 2005. The evaluation of PCA’s disclosure controls and procedures included a review of the controls’ objectives and design, PCA’s implementation of the controls and the effect of the controls on the information generated for use in this Annual Report on Form 10-K.

Based upon their evaluation as of December 31, 2005, PCA’s Chief Executive Officer and Chief Financial Officer have concluded that PCA’s disclosure controls and procedures are effective to ensure that material information relating to PCA is made known to management, including the Chief Executive Officer and Chief Financial Officer, particularly during the periods when PCA’s periodic reports are being prepared.

During the quarter ended December 31, 2005, there were no changes in internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, PCA’s internal control over financial reporting.

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

PCA’s management, under the supervision of and with the participation of the Chief Executive Officer and Chief Financial Officer, assessed the Company’s internal control over financial reporting as of December 31, 2005, based on criteria for effective control over financial reporting described in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway

Commission. Based on this assessment, PCA’s management concluded that its internal control over financial reporting was effective as of December 31, 2005, based on the specified criteria.

Management’s assessment of the effectiveness of internal control over financial reporting has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein at page F-3.

Item 9B.               OTHER INFORMATION

None.

PART III

Item 10.                 DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding the Company’s executive officers is included in Item 4 of Part I of this report. Information with respect to PCA’s directors is included under the caption “Board of Directors” in PCA’s Proxy Statement, and is incorporated herein by reference. Information regarding certain Section 16(a) compliance is included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in PCA’s Proxy Statement, and is incorporated herein by reference. Information about our code of ethics policies is included under the caption “Board of Directors—Code of Ethics” in PCA’s Proxy Statement, and is incorporated herein by reference. Information about PCA’s Audit Committee and financial experts is included under the captions “Board of Directors—Audit Committee” and “Ratification of Appointment of Independent Auditors” in PCA’s Proxy Statement, and is incorporated herein by reference.

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

Information with respect to securities authorized for issuance under equity compensation plans is included under the caption “Executive Compensation—Compensation of Executive Officers—Authorization of Securities under Equity Compensation Plans” in PCA’s Proxy Statement and is incorporated herein by reference.

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

The financial statements of Southern Timber Venture for the years ended December 31, 2004 and 2003 are required by Rule 3-09 of Regulation S-X and are included herein.

(2)         Financial Statement Schedule

The following consolidated financial statement schedule of PCA for the years ended December 31, 2005, 2004 and 2003 is included in this report.

Schedule II—Packaging Corporation of America—Valuation and Qualifying Accounts.

Allowance for doubtful accounts receivable/customer deductions	Balance Beginning of Year	Provision	Additions/ Deductions from Reserves*	Translation Adjustments	Balance End of Year
(dollars in thousands)
2005	$4,639	$2,606	$(1,841)	$—	$5,404
2004	5,303	397	(1,061)	—	4,639
2003	5,821	1,764	(2,282)	—	5,303

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
10.23

Common Stock Repurchase Agreement, dated December 21, 2005, between PCA and PCA Holdings, LLC. (Incorporated herein by reference to Exhibit 10.1 to PCA’s Current Report on Form 8-K filed December 23, 2005.)

21.1	Subsidiaries of the Registrant.
23.1	Consent of Ernst & Young LLP.
23.2	Consent of Grantham, Poole, Randall, Reitano, Arrington & Cunningham, PLLC.
24.1	Powers of Attorney.
31.1	Certification of Chief Executive Officer, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*                    Management contract or compensatory plan or arrangement.

(1)          Incorporated herein by reference to the same numbered exhibit to PCA’s Registration Statement on Form S-4 (Registration No. 333-79511).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 21, 2006.

Packaging Corporation of America
By:	/s/ PAUL T. STECKO
	Name:	Paul T. Stecko
	Title:	Chairman and Chief Executive Officer
By:	/s/ RICHARD B. WEST
	Name:	Richard B. West
	Title:	Senior Vice President, Chief Financial Officer and Corporate Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 21, 2006.

Signature	Title
/s/ PAUL T. STECKO	Chairman of the Board and Chief Executive Officer (Principal
Paul T. Stecko	Executive Officer)
/s/ RICHARD B. WEST	Senior Vice President, Chief Financial Officer and Corporate
Richard B. West	Secretary (Principal Financial and Accounting Officer)
*	Director
Henry F. Frigon
*	Director
Louis A. Holland
*	Director
Samuel M. Mencoff
*	Director
Roger B. Porter
*	Director
Thomas S. Souleles
*	Director
Rayford K. Williamson

*By:	/s/ RICHARD B. WEST
Richard B. West
(Attorney-In-Fact)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Packaging Corporation of America
Board of Directors and Shareholders

We have audited the accompanying consolidated balance sheets of Packaging Corporation of America (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Packaging Corporation of America at December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Packaging Corporation of America’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 10, 2006 expressed an unqualified opinion thereon.

Chicago, Illinois	Ernst & Young LLP
February 10, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Packaging Corporation of America
Board of Directors and Shareholders

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Packaging Corporation of America maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Packaging Corporation of America’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Packaging Corporation of America maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Packaging Corporation of America maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Packaging Corporation of America as of December 31, 2005 and 2004, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005, and our report dated February 10, 2006, expressed an unqualified opinion thereon.

Ernst & Young LLP
Chicago, Illinois February 10, 2006

Packaging Corporation of America
Consolidated Balance Sheets
As of December 31, 2005 and 2004

	2005	2004
(In thousands, except share and per share amounts)
Assets
Current assets:
Cash and cash equivalents	$112,669	$213,321
Accounts and notes receivable, net of allowance for doubtful accounts/customer deductions of $5,404 and $4,639 as of December 31, 2005 and 2004, respectively	213,181	216,594
Inventories	191,828	179,348
Prepaid expenses and other current assets	6,836	8,685
Deferred income taxes	28,975	59,113
Total current assets	553,489	677,061
Property, plant and equipment, net	1,320,511	1,345,154
Goodwill	34,187	3,691
Other intangible assets, net of accumulated amortization of $3,837 and $2,840 as of December 31, 2005 and 2004, respectively	29,526	18,417
Other long-term assets	35,585	38,451
Total assets	$1,973,298	$2,082,774
Liabilities and shareholders’ equity
Current liabilities:
Short-term debt and current maturities of long-term debt	$118,030	$109,168
Accounts payable	124,851	112,905
Dividends payable	27,045	16,048
Accrued interest	12,774	12,591
Accrued liabilities	89,394	84,392
Total current liabilities	372,094	335,104
Long-term liabilities:
Long-term debt	577,173	585,724
Deferred income taxes	292,710	306,569
Other liabilities	49,901	37,807
Total long-term liabilities	919,784	930,100
Shareholders’ equity:
Common stock (par value $.01 per share, 300,000,000 shares authorized, 103,686,284 and 106,993,028 shares issued as of December 31, 2005 and 2004, respectively)	1,037	1,070
Additional paid in capital	418,621	492,661
Retained earnings	248,404	303,662
Accumulated other comprehensive income:
Unrealized gain on derivatives, net	19,367	22,475
Cumulative foreign currency translation adjustments	(4)	(6)
Total accumulated other comprehensive income	19,363	22,469
Unearned compensation on restricted stock	(6,005)	(2,292)
Total shareholders’ equity	681,420	817,570
Total liabilities and shareholders’ equity	$1,973,298	$2,082,774

See notes to consolidated financial statements.

Packaging Corporation of America
Consolidated Statements of Operations

	Year Ended December 31,
	2005	2004	2003
(In thousands, except per share amounts)
Net sales	$1,993,658	$1,890,085	$1,735,534
Cost of sales	(1,686,847)	(1,592,371)	(1,437,667)
Gross profit	306,811	297,714	297,867
Selling and administrative expenses	(146,521)	(136,179)	(127,620)
Corporate overhead	(47,520)	(44,645)	(46,241)
Joint venture dividends, net of expenses	14,032	27,754	1,167
Gain on sale of investment	—	2,000	—
Pactiv Corporation benefits settlement charge	—	—	(16,000)
Other expense, net	(10,676)	(6,153)	(12,317)
Income from operations	116,126	140,491	96,856
Interest expense, net	(28,092)	(29,576)	(121,730)
Income (loss) before taxes	88,034	110,915	(24,874)
(Provision) benefit for income taxes	(35,430)	(42,185)	10,516
Net income (loss)	$52,604	$68,730	$(14,358)
Weighted average common shares outstanding
Basic	107,334	106,358	104,628
Diluted	108,098	107,570	104,628
Net income (loss) per common share
Basic	$0.49	$0.65	$(0.14)
Diluted	$0.49	$0.64	$(0.14)
Dividends declared per common share	$1.00	$0.60	$0.15

See notes to consolidated financial statements.

Packaging Corporation of America
Consolidated Statements of Changes in Shareholders’ Equity
For the Period January 1, 2003 through December 31, 2005

						Unearned
					Accumulated	Compensation
			Additional		Other	on			Total
	Common Stock		Paid In	Retained	Comprehensive	Restricted	Treasury Stock		Shareholders’
(In thousands except share data)	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Shares	Amount	Equity
Balance at January 1, 2003	104,510,094	$1,045	$466,911	$329,065	$(812)	—	(18,800)	$(334)	$795,875
Net loss	—	—	—	(14,358)	—	—	—	—	(14,358)
Settlement of Treasury lock	—	—	—	—	26,965	—	—	—	26,965
Amortization of Treasury lock	—	—	—	—	(1,381)	—	—	—	(1,381)
Gain on derivatives, net of $523 of income taxes	—	—	—	—	811	—	—	—	811
Foreign currency translation adjustment	—	—	—	—	24	—	—	—	24
Total comprehensive income									12,061
Exercise of stock options	2,071,029	21	22,674	—	—	—	—	—	22,695
Common stock repurchases and retirements	(1,003,500)	(10)	(17,841)	—	—	—	18,800	334	(17,517)
Common stock dividends	—	—	—	(15,838)	—	—	—	—	(15,838)
Restricted stock grants	73,500	—	1,353	—	—	(1,353)	—	—	—
Amortization of unearned compensation	—	—	—	—	—	204	—	—	204
Balance at December 31, 2003	105,651,123	1,056	473,097	298,869	25,607	(1,149)	—	—	797,480
Net income	—	—	—	68,730	—	—	—	—	68,730
Amortization of Treasury lock	—	—	—	—	(3,109)	—	—	—	(3,109)
Foreign currency translation adjustment	—	—	—	—	(29)	—	—	—	(29)
Total comprehensive income									65,592
Exercise of stock options	1,265,905	13	17,758	—	—	—	—	—	17,771
Common stock dividends	—	—	—	(63,937)	—	—	—	—	(63,937)
Restricted stock grants	76,000	1	1,806	—	—	(1,806)	—	—	1
Amortization of unearned compensation	—	—	—	—	—	663	—	—	663
Balance at December 31, 2004	106,993,028	1,070	492,661	303,662	22,469	(2,292)	—	—	817,570
Net income	—	—	—	52,604		—	—	—	52,604
Amortization of Treasury lock	—	—	—	—	(3,108)	—	—	—	(3,108)
Foreign currency translation adjustment	—	—	—	—	2	—	—	—	2
Total comprehensive income							—	—	49,498
Exercise of stock options	943,126	9	13,555	—	—	—			13,564
Common stock repurchases and retirements	(4,500,000)	(45)	(93,060)	—	—	—	—	—	(93,105)
Common stock dividends	—	—	—	(107,862)	—	—	—	—	(107,862)
Restricted stock grants and cancellations	250,130	3	5,465	—	—	(5,390)	—	—	78
Amortization of unearned compensation	—	—	—	—	—	1,677	—	—	1,677
Balance at December 31, 2005	103,686,284	$1,037	$418,621	$248,404	$19,363	$(6,005)	—	$—	$681,420

See notes to consolidated financial statements.

Packaging Corporation of America
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2005	2004	2003
(In thousands)
Cash Flows from Operating Activities:
Net income (loss)	$52,604	$68,730	$(14,358)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	159,096	158,908	156,669
Amortization of financing costs	687	684	2,153
Amortization of Treasury lock	(3,108)	(3,109)	(1,381)
Amortization of unearned compensation on restricted stock	1,677	663	204
Loss on early extinguishment of debt	—	174	76,887
Deferred income tax provision (benefit)	15,788	41,290	(10,202)
Loss on disposals of property, plant and equipment	7,227	2,021	4,520
Gain from joint venture dividends	(15,038)	(29,294)	(1,167)
Tax benefit associated with stock options and restricted stock	5,417	7,373	11,057
Changes in operating assets and liabilities (net of effects of acquisitions):
(Increase) decrease in assets—
Accounts receivable	7,476	(26,253)	(15,105)
Inventories	(10,149)	(9,072)	(5,507)
Prepaid expenses and other current assets	1,711	2,686	14,746
Increase (decrease) in liabilities—
Accounts payable	10,664	(1,008)	25,095
Accrued liabilities	6,708	(7,437)	5,110
Other, net	1,986	8,987	(5,011)
Net cash provided by operating activities	242,746	215,343	243,710
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(125,331)	(108,614)	(113,216)
Acquisitions of businesses	(48,671)	(38,376)	(3,819)
Additions to other long term assets	(2,728)	(2,415)	(1,910)
Proceeds from disposals of property, plant and equipment	214	1,297	1,016
Proceeds from sale of investment	—	2,000	—
Joint venture dividends	15,038	29,294	1,167
Net cash used for investing activities	(161,478)	(116,814)	(116,762)
Cash Flows from Financing Activities:
Proceeds from long-term debt	—	68	595,964
Payments on long-term debt	(169)	(3,967)	(696,425)
Financing costs paid	—	—	(6,856)
Proceeds from settlement of Treasury lock	—	—	26,965
Repurchases of common stock	(93,105)	—	(17,517)
Common stock dividends paid	(96,867)	(63,729)	—
Proceeds from exercise of stock options	8,221	10,398	11,638
Net cash used for financing activities	(181,920)	(57,230)	(86,231)
Net increase (decrease) in cash and cash equivalents	(100,652)	41,299	40,717
Cash and cash equivalents, beginning of year	213,321	172,022	131,305
Cash and cash equivalents, end of year	$112,669	$213,321	$172,022

See notes to consolidated financial statements.

Packaging Corporation of America

Notes to Consolidated Financial Statements
December 31, 2005

1.   BASIS OF PRESENTATION AND NATURE OF BUSINESS

Packaging Corporation of America (“PCA” or the “Company”) was incorporated on January 25, 1999. On April 12, 1999, PCA acquired the containerboard and corrugated packaging products business of Pactiv Corporation (“Pactiv’’), formerly known as Tenneco Packaging Inc., a wholly owned subsidiary of Tenneco Inc. PCA had no operations from the date of incorporation on January 25, 1999 to April 11, 1999.

The Company is comprised of mills and corrugated manufacturing operations. The mill operations (the “Mills”) consist of two kraft linerboard mills located in Counce, Tennessee, and Valdosta, Georgia, and two medium mills located in Filer City, Michigan, and Tomahawk, Wisconsin. The Company leases the cutting rights to approximately 108,000 acres of timberland as of December 31, 2005. The Mills transfer the majority of their containerboard produced to PCA’s corrugated products operations plants.

PCA’s corrugated manufacturing operations consist of 68 plants, with 40 operating as combining operations, or corrugated plants, and 28 as sheet plants; a technical and development center; five graphic design centers; a rotogravure printing operation and a complement of packaging supplies and distribution centers. All plants are located in the continental United States. Corrugated plants combine linerboard and medium into sheets that are converted into corrugated shipping containers, point-of-sale graphics packaging, point-of-purchase displays and other specialized packaging. Sheet plants purchase sheets primarily from PCA corrugated products plants to use in the finished corrugated products converting process. The corrugated products manufacturing plants sell to diverse customers primarily in North America.

As of December 31, 2005, we had approximately 8,300 employees. Approximately 2,300 of these employees were salaried and approximately 6,000 were hourly. Approximately 75% of our hourly employees are represented by unions. Our unionized employees are represented primarily by the United Steel Workers (USW), the International Brotherhood of Teamsters (IBT), and the International Association of Machinists (IAM).

Contracts for unionized employees at our containerboard mills expire between May 2006 and October 2009. Contracts for unionized corrugated plant employees expire between February 2006 and December 2011. We are currently in negotiations to renew or extend any union contracts that are expiring in the near future.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation

The accompanying consolidated financial statements of PCA include all majority-owned subsidiaries. All intercompany transactions have been eliminated. The Company has one joint venture that is accounted for under the equity method.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts in the financial statements and the accompanying notes. Actual results could differ from those estimates.

Packaging Corporation of America
Notes to Consolidated Financial Statements (Continued)
December 31, 2005

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash and Cash Equivalents

Cash and cash equivalents include all cash balances and highly liquid investments with a maturity, when acquired, of three months or less. Cash equivalents are stated at cost, which approximates market.

Accounts Receivable

The collectibility of our accounts receivable is based upon a combination of factors. In circumstances where a specific customer is unable to meet its financial obligations to us (e.g., bankruptcy filings, substantial downgrading of credit sources), a specific reserve for bad debts is recorded against amounts due to reduce the net recorded receivable to the amount we reasonably believe will be collected. For all other customers, reserves for bad debts are recognized consisting of 0.3% for amounts less than 90 days past due their contractual terms and 30% for amounts more than 90 days past due their contractual terms based on historical collection experience. If collection experience deteriorates (i.e., higher than expected defaults or an unexpected material adverse change in a major customer’s ability to meet its financial obligations to us), the estimate of the recoverability of amounts due could be reduced by a material amount.

The customer deductions reserve represents the estimated amount required for customer returns, allowances and earned discounts. Based on our experience, customer returns, allowances and earned discounts have averaged 1.0% of our gross selling price. Accordingly, we reserve 1.0% of our open customer accounts receivable balance for these items.

At December 31, 2005 and 2004, the allowance for doubtful accounts was $3.3 million and $2.4 million, respectively. Also included in the accounts receivable balance at December 31, 2005 and 2004, were reserves for customer deductions of $2.1 million and $2.2 million, respectively.

Inventories

With the exception of inventories at Acorn Corrugated Box Co. (“Acorn’’) raw materials, work in process and finished goods are valued using the last-in, first-out (“LIFO”) cost method. Inventories at Acorn are valued at the first-in, first-out (“FIFO’’) cost method. Supplies and materials are valued using a moving average cost. All inventories are stated at the lower of cost or market. Inventories valued using the LIFO method comprised 66%, or $153.6 million and $141.8 million of the total inventory before the LIFO reserve of $232.1 million and $214.6 million as of December 31, 2005 and 2004, respectively

The components of inventories are as follows:

	December 31,
	2005	2004
(In thousands)
Raw materials	$88,809	$79,753
Work in process	5,119	5,988
Finished goods	61,994	60,936
Supplies and materials	76,197	67,894
Inventories at FIFO or average cost	232,119	214,571
Excess of FIFO or average over LIFO cost	(40,291)	(35,223)
Inventories, net	$191,828	$179,348

Packaging Corporation of America
Notes to Consolidated Financial Statements (Continued)
December 31, 2005

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Property, Plant and Equipment

Property, plant and equipment are recorded at cost, and consist of the following:

	December 31,
	2005	2004
(In thousands)
Land and land improvements	$87,495	$85,757
Buildings	327,223	314,780
Machinery and equipment	2,401,395	2,310,828
Construction in progress	34,054	35,583
Other	34,706	35,267
Property, plant and equipment, at cost	2,884,873	2,782,215
Less accumulated depreciation	(1,564,362)	(1,437,061)
Property, plant and equipment, net	$1,320,511	$1,345,154

The amount of interest capitalized related to construction in progress was $0.8 million, $0.5 million and $0.3 million for the years ended December 31, 2005, 2004 and 2003, respectively.

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

The amount of depreciation expense was $151.7 million, $151.3 million and $146.2 million for the years ended December 31, 2005, 2004 and 2003, respectively. Expenditures for repairs and maintenance are expensed as incurred.

Goodwill and Intangible Assets

The Company has capitalized certain intangible assets, primarily customer lists and relationships, covenants not to compete, and goodwill, based on their estimated fair value at the date of acquisition. Amortization is provided for customer lists and relationships on a straight-line basis over periods ranging from six to 40 years. Covenants not to compete are amortized on a straight-line basis over the terms of the respective agreements. Goodwill, which amounted to $34.2 million and $3.7 million as of December 31, 2005 and 2004, respectively, is not being amortized but is subject to annual impairment tests in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” The Company performs the impairment tests in the fourth quarter or sooner if events or changes in circumstances indicate that the carrying amount may exceed fair value. Recoverability of goodwill is determined by comparing the fair value of the reporting unit with its carrying value, including goodwill. If the carrying amount of the reporting unit exceeds the fair value, the implied fair value of the

Packaging Corporation of America
Notes to Consolidated Financial Statements (Continued)
December 31, 2005

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

reporting unit’s goodwill is compared to the carrying amount of its goodwill to determine if a write-down to fair value is necessary. The Company concluded that no impairment of goodwill existed at the time of the annual impairment tests in 2005, 2004 and 2003.

Other Long-Term Assets

PCA has capitalized certain costs related to obtaining its financing. These costs are amortized to interest expense using the effective interest rate method over the terms of the senior credit facility and senior notes, which range from five to ten years. Unamortized deferred financing costs were $3.3 million and $4.0 million as of December 31, 2005 and 2004, respectively.

PCA leases the cutting rights to approximately 108,000 acres of timberland and capitalizes the annual lease payments and reforestation costs associated with these leases. These costs are recorded as depletion when timber is harvested and used in PCA’s business operations or sold to customers. Capitalized long-term lease costs were $19.1 million and $19.5 million as of December 31, 2005 and 2004, respectively. The amount of depletion expense was $3.3 million, $2.3 million and $5.1 million for the years ended December 31, 2005, 2004 and 2003, respectively.

PCA capitalizes certain costs related to the purchase and development of software which is used in its business operations. The costs attributable to these software systems are amortized over their estimated useful lives based on various factors such as the effects of obsolescence, technology and other economic factors. Net capitalized software costs were $1.4 million and $3.6 million as of December 31, 2005 and 2004, respectively. Software amortization expense was $2.4 million, $4.0 million and $4.6 million for the years ended December 31, 2005, 2004 and 2003, respectively.

Impairment of Long-Lived Assets

Long-lived assets other than goodwill are reviewed for impairment in accordance with provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” In the event that facts and circumstances indicate that the carrying amount of any long-lived assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset (or group of assets) would be compared to the asset’s (or group of assets’) carrying amount to determine if a write-down to fair value is required.

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

Packaging Corporation of America
Notes to Consolidated Financial Statements (Continued)
December 31, 2005

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

For postretirement health care plan accounting, the Company reviews external data and our own historical trends for health care costs to determine the health care cost trend rate assumption.

Asset Retirement Obligations

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

Revenue Recognition

The Company recognizes revenue as title to the products is transferred to customers. Shipping and handling costs are included in cost of sales. Shipping and handling billings to a customer are included in net sales. In addition, the Company offers volume rebates to certain of its customers. The total cost of these programs is estimated and accrued as a reduction to net sales at the time of the respective sale.

Research and Development

Research and development costs are expensed as incurred. The amount charged to expense was $6.8 million, $6.1 million, and $6.1 million for the years ended December 31, 2005, 2004 and 2003, respectively.

Interest expense, net

Interest expense, net includes interest income of $5.2 million, $1.4 million, and $1.4 million and amortization of the Treasury lock proceeds received in July 2003 of $3.1 million, $3.1 million and $1.4 in 2005, 2004, and 2003, respectively.

Industry Agreements

PCA regularly trades containerboard with other manufacturers primarily to reduce shipping costs. Containerboard trade agreements are a long standing industry practice. These agreements are entered into on an annual basis, in which both parties agree to ship an identical number of tons to each other within the agreement period. These agreements minimize transportation cost by allowing each party’s containerboard mills to ship containerboard to the other party’s closest corrugated products plant. We track each shipment to ensure that the other party’s shipments to us match our shipments to them during the agreement period. Such transfers are possible because containerboard is a commodity product with no distinguishing product

Packaging Corporation of America
Notes to Consolidated Financial Statements (Continued)
December 31, 2005

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

characteristics. These transactions are accounted for at carrying value, and sales are not recorded as the transactions do not represent the culmination of an earnings process. The transactions are recorded into inventory accounts, and no income is recorded until such inventory is converted to a finished product and sold to an end-use customer.

Segment Information

PCA is engaged in one line of business: the integrated manufacture and sale of packaging materials, boxes and containers for industrial and consumer markets. No single customer accounts for more than 10% of total revenues.

Derivative Instruments and Hedging Activities

The Company records its derivatives in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The Statement requires the Company to recognize derivative instruments as either assets or liabilities in the balance sheet at fair value. It further provides criteria for derivative instruments to be designated as fair value, cash flow or foreign currency hedges and establishes respective accounting standards for reporting changes in the fair value of the derivative instruments. The gains or losses resulting from adjusting the derivative instruments to fair value are recorded in net income or accumulated other comprehensive income (loss) (“OCI”), as appropriate.

The Company has historically used derivative instruments to manage interest costs and the risk associated with changing interest rates. The Company’s objectives for holding derivatives are to minimize the risks using the most effective methods to eliminate or reduce the impacts of these exposures. As of December 31, 2005, 2004 and 2003, the Company was not party to any derivative instruments.

On June 12, 2003, PCA entered into two interest rate protection agreements with a counterparty to lock in then current interest rates on 5-year and 10-year U.S. Treasury notes. PCA entered into these agreements to protect it against increases in the five-year U.S. Treasury note rate, which served as a reference in determining the interest rate applicable to the five-year notes due 2008, and the ten-year U.S. Treasury note rate, which served as a reference in determining the interest rate applicable to the ten-year notes due 2013. As a result of increases in the interest rates on the five-year U.S. Treasury notes and ten-year U.S. Treasury notes, PCA received a payment of $27.0 million from the counterparty upon settlement of the agreements, which occurred on July 21, 2003. PCA recorded the settlement in OCI and is amortizing this amount against interest expense over the respective lives of the notes.

Packaging Corporation of America
Notes to Consolidated Financial Statements (Continued)
December 31, 2005

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock-Based Compensation

PCA entered into management equity agreements in June 1999 with 125 management-level employees. These agreements provide for the grant of options to purchase up to an aggregate of 6,576,460 shares of PCA’s common stock at $4.55 per share, the same price per share at which PCA acquired the business from Pactiv Corporation. The agreements called for these options to vest ratably over a five-year period, or, upon completion of an initial public offering, vest fully with contractual restrictions on transfer for a period of up to 18 months following completion of the offering. The options vested with the initial public offering in January 2000, and the restriction period ended in August 2001.

In October 1999, the Company adopted a long-term equity incentive plan, which provides for grants of stock options, stock appreciation rights, restricted stock and performance awards to directors, officers and employees of PCA, as well as others who engage in services for PCA. Option awards granted to officers, employees and directors have contractual lives of seven or ten years. Options granted to officers and employees vest ratably over a three- or four-year period, whereas option awards granted to directors vest immediately. The plan, which will terminate on October 19, 2009, provides for the issuance of up to 4,400,000 shares of common stock. On May 4, 2005, the plan was amended to provide for the issuance of an additional 2,150,000 shares of common stock, or 6,550,000 shares in total. As of  December 31, 2005, 4,846,722 shares have been granted. Forfeitures are added back to the pool of shares of common stock to be granted again at a future date.

During 2003, the Company began granting shares of restricted stock to certain of its employees and directors. Restricted share awards granted to employees vest at the end of a three- or  four-year period, whereas restricted share awards granted to directors vest at the end of a six-month period. The Company is recognizing compensation expense associated with these shares ratably over their vesting periods. A summary of the Company’s restricted share activity follows:

(dollars in thousands)	Shares	Fair Value at Date of Grant
Balance, January 1, 2003	—	$—
Granted	73,500	1,353
Balance, December 31, 2003	73,500	1,353
Granted	76,000	1,806
Balance, December 31, 2004	149,500	3,159
Granted	250,755	5,403
Cancellations	(625)	(13)
Balance, December 31, 2005	399,630	$8,549

The number of shares of restricted stock that were vested at December 31, 2005 and 2004 were 12,000 shares and 4,500 shares, respectively. No shares were vested at December 31, 2003.

Packaging Corporation of America
Notes to Consolidated Financial Statements (Continued)
December 31, 2005

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

A summary of the Company’s stock option activity, and related information for the years ended December 31, 2005, 2004 and 2003 follows:

	Options	Weighted-Average Exercise Price
Balance, January 1, 2003	6,474,102	$9.10
Granted	754,850	18.35
Exercised	(2,071,029)	5.62
Forfeited	(31,375)	16.42
Balance, December 31, 2003	5,126,548	11.83
Granted	676,770	23.87
Exercised	(1,265,905)	8.15
Forfeited	(47,687)	18.33
Balance, December 31, 2004	4,489,726	14.59
Granted	334,590	21.34
Exercised	(943,126)	8.72
Forfeited	(38,081)	19.88
Balance, December 31, 2005	3,843,109	$16.57

The following table summarizes information for options outstanding and exercisable at December 31, 2005:

	Options Outstanding				Options Exercisable
Range of Exercise Price	Number	Year Granted	Weighted- Average Remaining Life	Weighted-Average Exercise Price	Number	Weighted- Average Exercise Price
$4.55	592,105	1999	3.4	$4.55	592,105	$4.55
$10.44-$12.00	387,175	2000	4.3	11.92	387,175	11.92
$13.38-$15.50	563,085	2001	5.4	15.46	563,085	15.46
$19.55-$19.59	667,149	2002	6.4	19.55	294,899	19.55
$17.59-$18.36	641,110	2003	7.3	18.34	474,129	18.34
$21.62-$23.90	659,995	2004	8.4	23.88	171,793	23.82
$21.27-$25.03	332,490	2005	6.6	21.34	7,500	24.52
	3,843,109			$16.57	2,490,686	$12.87

Packaging Corporation of America
Notes to Consolidated Financial Statements (Continued)
December 31, 2005

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

As permitted by SFAS No. 123, “Accounting for Stock-Based Compensation” and amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” the Company elected through December 31, 2005 to account for its stock option plan under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and adopt the disclosure only provisions of SFAS No. 123 and SFAS No. 148. Under APB No. 25, no compensation costs are recognized because the number of options is fixed and the option exercise price is equal to the fair market price of the common stock on the date of the grant. Under SFAS No. 123, stock options are valued at the grant date using the Black-Scholes-Merton valuation model and compensation costs are recognized ratably over the vesting period. Had stock options been accounted for using the fair value method as recommended in SFAS No. 123, compensation expense would have had the following pro forma effect on our net income (loss) and earnings (loss) per share for the years ended December 31, 2005, 2004 and 2003.

	Year Ended December 31,
(In thousands, except per share data)	2005	2004	2003
Net income (loss) as reported	$52,604	$68,730	$(14,358)
Add: Amortization of unearned compensation on restricted stock, net of tax	1,003	411	123
Less: Stock-based compensation expense determined using fair value method, net of tax	(3,211)	(3,583)	(3,194)
Net income (loss)—pro forma	$50,396	$65,558	$(17,429)
Basic earnings (loss) per common share—as reported	$0.49	$0.65	$(0.14)
Diluted earnings (loss) per common share—as reported	$0.49	$0.64	$(0.14)
Basic earnings (loss) per common share—pro forma	$0.47	$0.62	$(0.17)
Diluted earnings (loss) per common share—pro forma	$0.47	$0.61	$(0.17)

Black-Scholes-Merton option-pricing model assumptions and fair value for these options are shown in the following table:

	Year of Grant
	2005	2004	2003
Actuarial assumptions
Risk-free interest rate (%)	3.77	4.45	3.34
Expected life (years)	5	5	5
Volatility (%)	27.15	29.50	31.80
Dividend yield (%)	4.70	2.51	0.00
Weighted-average fair value ($)	3.72	6.16	6.22

The Black-Scholes-Merton option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value

Packaging Corporation of America
Notes to Consolidated Financial Statements (Continued)
December 31, 2005

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

New Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (“FASB’’) issued SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and SFAS No. 3.’’ The pronouncement requires that all voluntary changes in accounting principle be reported by retrospectively applying the principle to all prior periods that are presented in the financial statements. The statement is effective for fiscal years beginning after December 15, 2005. The Company’s financial position, results of operations or cash flows will only be impacted by SFAS No. 154 if it implements changes in accounting principles that are addressed by the standard or corrects accounting errors in future periods.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions.’’ This statement amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Under SFAS No. 153, if a nonmonetary exchange of similar productive assets meets a commercial-substance criterion and fair value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss. SFAS No. 153 is effective for nonmonetary transactions in fiscal periods that begin after June 15, 2005. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment,” which requires that compensation cost related to share-based payment transactions be recognized in the financial statements based on fair value. Share-based payment transactions within the scope of SFAS No. 123(R) include stock options, restricted stock awards, performance-based awards, stock appreciation rights, and employee share purchase plans. The provisions of SFAS No. 123(R) are effective as of the first interim period of fiscal years beginning after June 15, 2005. The Company plans to adopt the standard using the modified prospective method on January 1, 2006. The Company currently accounts for its share-based payment transactions under the provisions of APB Opinion No. 25, which generally does not require the recognition of compensation cost for employee stock options in the financial statements. Management believes that the current required disclosures in Note 2 under Stock-Based Compensation materially reflect the impact this standard is expected to have on reported net income and earnings per share, if adopted at the beginning of the periods presented. Based upon restricted stock grants and unvested stock options as of December 31, 2005 and on current Black-Scholes-Merton values, the impact of recording compensation cost related to share-based payment transactions is currently expected to be $3.0 million and $0.03 per share for full year 2006.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs’’. The Statement requires abnormal amounts of inventory costs related to amounts of idle freight, handling costs and spoilage be recognized as current period expenses. The standard is effective for fiscal years beginning after June 15, 2005 with early application permitted. The Company’s policy has always been to handle inventory costs in a manner consistent with the provisions of this statement.

Packaging Corporation of America
Notes to Consolidated Financial Statements (Continued)
December 31, 2005

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Reclassification

Prior year’s financial statements have been reclassified where appropriate to conform with current year presentation.

3.   EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted income per common share for the periods presented.

	Year Ended December 31,
(In thousands, except per share data)	2005	2004	2003
Numerator:
Net income (loss)	$52,604	$68,730	$(14,358)
Denominator:
Basic common shares outstanding	107,334	106,358	104,628
Effect of dilutive securities:
Stock options	684	1,184	—
Unvested restricted stock	80	28	—
Dilutive common shares outstanding	108,098	107,570	104,628
Basic income (loss) per common share	$0.49	$0.65	$(0.14)
Diluted income (loss) per common share	$0.49	$0.64	$(0.14)

In 2003, if the effect of options and restricted stock had been dilutive, it would have increased dilutive common shares outstanding by 1,701,000 shares.

4.   ACCRUED LIABILITIES

The components of accrued liabilities are as follows:

	December 31,
(In thousands)	2005	2004
Bonuses and incentives	$21,895	$20,811
Medical insurance and workers’ compensation	18,339	17,835
Vacation and holiday pay	14,159	13,536
Customer volume discounts and rebates	13,232	11,424
Franchise and property taxes	8,539	9,146
Payroll and payroll taxes	4,772	4,085
Other	8,458	7,555
Total	$89,394	$84,392

Packaging Corporation of America
Notes to Consolidated Financial Statements (Continued)
December 31, 2005

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

Effective January 1, 2003, PCA adopted a mirror-image pension plan for eligible hourly employees to succeed the Pactiv pension plan in which PCA hourly employees had participated though December 31, 2002. The PCA pension plan for hourly employees recognizes service earned under both the PCA plan and the prior Pactiv plan. Benefits earned under the PCA plan are reduced by retirement benefits earned under the Pactiv plan through December 31, 2002. All assets and liabilities associated with benefits earned through December 31, 2002 for hourly employees and retirees of PCA were retained by the Pactiv plan.

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

PCA also maintains a supplemental executive retirement plan (“SERP”), which augments pension benefits for eligible executives (excluding the CEO) earned under the PCA pension plan for salaried employees. Benefits are determined using the same formula as the PCA pension plan but in addition to counting career average base pay, the SERP also recognizes bonuses and any pay earned in excess of IRS qualified plan compensation limits. Benefits earned under the SERP are reduced by benefits paid from the PCA pension plan and any prior qualified pension and SERP benefits earned under the Pactiv plan.

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

Packaging Corporation of America
Notes to Consolidated Financial Statements (Continued)
December 31, 2005

5.   EMPLOYEE BENEFIT PLANS AND OTHER POSTRETIREMENT BENEFITS (Continued)

The following table summarizes activity of the Company’s pension plan and postretirement benefit plans.

	Pension Plans			Postretirement Plans
(In thousands)	2005	2004	2003	2005	2004	2003
Change in Benefit Obligation
Benefit obligation at beginning of period	$45,017	$15,242	$2,489	$9,804	$7,872	$5,790
Service cost	15,275	11,290	5,454	889	836	680
Interest cost	2,693	1,953	646	585	489	387
Plan initiation	—	17,150	7,086	—	—	—
Plan amendments	7,732	1,283	—	62	7	53
Actuarial loss (gain)	10,998	(1,648)	(423)	(322)	804	1,249
Participant contributions	—	—	—	234	211	131
Benefits paid	(220)	(253)	(10)	(523)	(415)	(418)
Benefit obligation at September 30	$81,495	$45,017	$15,242	$10,729	$9,804	$7,872
Accumulated benefit obligation portion of above	$55,092	$24,766	$10,496
Change in Fair Value of Plan Assets
Plan assets at fair value at beginning of period	$7,894	$30	$—	$—	$—	$—
Actual return on plan assets	1,146	173	—	—	—	—
Company contributions	15,784	7,944	40	289	204	287
Participant contributions	—	—	—	234	211	131
Benefits paid	(220)	(253)	(10)	(523)	(415)	(418)
Fair value of plan assets at September 30	$24,604	$7,894	$30	$—	$—	$—
Development of Net Amount Recognized
Funded status at September 30	$(56,891)	$(37,123)	$(15,212)	$(10,729)	$(9,804)	$(7,872)
Fourth quarter contributions	3,125	1,355	50	66	37	63
Unrecognized costs:
Prior service cost	29,089	23,539	7,159	(4,175)	(4,712)	(5,196)
Actuarial loss (gain)	8,874	(2,003)	(186)	4,276	4,898	4,363
Accrued benefit recognized at December 31	$(15,803)	$(14,232)	$(8,189)	$(10,562)	$(9,581)	$(8,642)
Components of the above amount:
Accrued liability	$(29,764)	$(18,487)	$(10,526)	$(10,562)	$(9,581)	$(8,642)
Intangible asset	13,961	4,255	2,337	—	—	—
Accrued benefit recognized at December 31	$(15,803)	$(14,232)	$(8,189)	$(10,562)	$(9,581)	$(8,642)
Weighted-Average Assumptions Used to Determine Benefit Obligations at December 31
Discount rate	5.50%	6.00%	6.25%	5.50%	6.00%	6.25%
Rate of compensation increase	4.00%	3.00-4.00%	3.00%	N/A	N/A	N/A
Weighted-Average Assumptions Used to Determine Net Periodic Benefit Cost for the Years Ended December 31
Discount rate	6.00%	6.00-6.25%	6.25-6.75%	6.00%	6.25%	6.75%
Expected return on plan assets	8.25%	8.25-8.50%	8.50%	N/A	N/A	N/A
Rate of compensation increase	4.00%	3.00-4.00%	3.00%	N/A	N/A	N/A

Packaging Corporation of America
Notes to Consolidated Financial Statements (Continued)
December 31, 2005

5.   EMPLOYEE BENEFIT PLANS AND OTHER POSTRETIREMENT BENEFITS (Continued)

No pay-related benefits are provided under the hourly pension plan. PCA uses a September 30 measurement date for all of its benefit plans.

During the year ended December 31, 2005, PCA recorded pension plan expense of $19.1 million and made pension contributions of $17.6 million. PCA currently expects to record pension plan expense of $22.8 million in 2006 and make pension contributions of $22.3 million.

	Pension Plans			Postretirement Plans
(In thousands)	2005	2004	2003	2005	2004	2003
Components of Net Periodic Benefit Cost
Service cost for benefits earned during the year	$15,275	$11,289	$5,454	$889	$836	$680
Interest cost on accumulated benefit obligation	2,693	1,953	646	585	489	387
Expected return on plan assets	(1,030)	(4)	—	—	—	—
Net amortization of unrecognized amounts	2,186	2,054	580	(175)	(208)	(260)
Net periodic benefit cost	$19,124	$15,292	$6,680	$1,299	$1,117	$807

Our funding policy is to contribute to the plans amounts necessary to satisfy the funding requirements of applicable laws and regulations. Pension plans’ assets were invested in the following classes of securities at September 30, 2005 and 2004:

	Percentage of Fair Value
	2005	2004
Equity securities	61%	60%
Debt securities	38%	39%
Other	1%	1%

Our investment policy is to invest more heavily in equity securities than debt securities, with a liquidity requirement sufficient to cover at least three months of benefit payment obligations.

The return on plan assets reflects the expected long-term rates of return for the categories of investments currently held in the plan as well as anticipated returns for additional contributions made in the future. The expected long-term rate of return is adjusted when there are fundamental changes in expected returns on the plan investments.

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

Packaging Corporation of America
Notes to Consolidated Financial Statements (Continued)
December 31, 2005

5.   EMPLOYEE BENEFIT PLANS AND OTHER POSTRETIREMENT BENEFITS (Continued)

As of September 30, 2005, the Company assumed health care cost trend rates for its postretirement benefit plans were 8.00% in 2006, 7.00% in 2007, 6.00% in 2008, and 5.00% in 2009 and thereafter. As of September 30, 2004, the Company assumed health care cost trend rates for its postretirement benefit plans were 10.00% for 2005, 9.00% for 2006, 8.00% for 2007, 7.00% for 2008, 6.00% for 2009 and 5.00% for 2010 thereafter. As of September 30, 2003, the Company assumed health care cost trend rates were 10.50% for 2004, 9.50% for 2005, 8.00% for 2006, 7.00% for 2007, 6.00% for 2008, 5.00% for 2009 and thereafter.

Increasing the assumed health care cost trend rate by one percentage point would increase the 2005 postretirement benefit obligation by approximately $1.1 million and would increase the 2005 net postretirement benefit cost by approximately $0.2 million. Decreasing the assumed health care cost trend rate by one percentage point would decrease the 2005 postretirement benefit obligation by approximately $1.0 million and would decrease the 2005 net postretirement benefit cost by approximately $0.2 million.

The following benefit payments are expected to be paid to current plan participants:

(In thousands)	Pension Plans	Postretirement Plans
2006	$406	$330
2007	841	399
2008	1,275	465
2009	1,774	543
2010	8,496	670
2011 - 2015	23,152	5,265

On February 1, 2000, the Company adopted two defined contribution benefit plans that cover all full-time salaried employees and certain hourly employees at several of the Company’s facilities. Employees can make voluntary contributions in accordance with the provisions of their respective plan. The Company expensed $7.9 million, $7.4 million and $7.0 million for employer contributions during the years ended December 31, 2005, 2004 and 2003, respectively.

6.   GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

Changes in the carrying amount of goodwill for the periods ended December 31, 2005 and 2004 are as follows:

(In thousands)
Balance as of January 1, 2004	$2,286
Acquisition.	1,514
Other	(109)
Balance as of December 31, 2004.	3,691
Acquistion	30,496
Balance at December 31, 2005	$34,187

For additional information regarding the acquisitions, see Note 15.

Packaging Corporation of America
Notes to Consolidated Financial Statements (Continued)
December 31, 2005

6.   GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

Other Intangible Assets

The components of other intangible assets are as follows:

	Weighted	As of December 31, 2005		As of December 31, 2004
(In thousands)	Average Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible assets subject to amortization:
Customer lists and relations	31 years	$17,660	$2,414	$15,360	$1,690
Covenants not to compete	8 years	1,742	1,423	1,642	1,150
	29 years	19,402	3,837	17,002	2,840

Intangible assets not subject to amortization:
Intangible pension asset		13,961	—	4,255	—
Total other intangible assets		$33,363	$3,837	$21,257	$2,840

The amount of amortization expense was $1.0 million, $0.8 million, and $0.4 million for the years ended December 31, 2005, 2004 and 2003, respectively. Estimated amortization of intangible assets over the next five years is expected to approximate $1.0 million per year.

7.   DEBT

A summary of debt is set forth in the following table:

	December 31,
(In thousands)	2005	2004
Senior credit facility—
Term loan, effective interest rate of 5.78% and 3.81% as of December 31, 2005 and 2004, due in varying annual installments beginning July 21, 2006 through 2008	$39,000	$39,000
Receivables credit facility, effective interest rate of 4.72% and 2.73% as of December 31, 2005 and 2004, respectively, due October 10, 2006	109,000	109,000
Senior notes, net of discount of $342 and $479 as of December 31, 2005 and 2004, respectively, interest at 4.38% payable semi-annually, due August 1, 2008	149,658	149,521
Senior notes, net of discount of $2,571 and $2,914 as of December 31, 2005 and 2004, respectively interest at 5.75% payable semi-annually, due August 1, 2013.	397,429	397,086
Other	116	285
Total	695,203	694,892
Less current portion	118,030	109,168
Total long-term debt	$577,173	$585,724

Packaging Corporation of America
Notes to Consolidated Financial Statements (Continued)
December 31, 2005

7.   DEBT (Continued)

On July 7, 2003, PCA repaid all borrowings under its then-existing senior secured credit facility. This facility was replaced with a senior unsecured credit facility that provides for a $100.0 million revolving credit facility, including a $35.0 million subfacility for letters of credit, and a $50.0 million term loan. The senior credit facility expires in 2008.

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

The instruments governing PCA’s indebtedness contain covenants that limit the ability of PCA and its subsidiaries to enter into sale and leaseback transactions, incur liens, enter into certain transactions with affiliates, merge or consolidate with any other person or sell or otherwise dispose of all or substantially all of the assets of the Company. They also require PCA to comply with certain financial covenants, including the ratio of earnings before interest, taxes, depreciation and amortization to interest expense, the ratio of debt to total capitalization, and minimum net worth levels. A failure to comply with these restrictions could lead to an event of default, which could result in an acceleration of such indebtedness. At December 31, 2005, the Company was in compliance with these covenants.

Additional information regarding PCA’s variable rate debt is shown below:

	Weighted-Average Reference Interest Rate		Applicable Margin
	December 31,		December 31,
	2005	2004	2005	2004
LIBOR based debt:
Term loan	4.53%	2.56%	1.25%	1.25%
Commercial paper based debt:
Receivables credit facility	4.32%	2.33%	0.40%	0.40%

As of December 31, 2005, annual principal maturities for debt during the next five years are: $118.0 million (2006), $10.0 million (2007), $170.1 million (2008) and $400.0 million (2011 and thereafter).

Interest payments in connection with the Company’s debt obligations for the years ended December 31, 2005, 2004 and 2003, amounted to $35.8 million, $34.2 million, and $104.5 million, respectively. Included in the $104.5 million in interest paid for 2003 is the tender offer premium of $55.9 million paid in connection with the July 2003 tender offer.

Packaging Corporation of America
Notes to Consolidated Financial Statements (Continued)
December 31, 2005

7.   DEBT (Continued)

On November 29, 2000, the Company established an on-balance sheet securitization program for its trade accounts receivable. To effectuate this program, the Company formed a wholly owned limited purpose subsidiary, Packaging Credit Company, LLC (“PCC”), which in turn formed a wholly owned, bankruptcy-remote, special-purpose subsidiary, Packaging Receivables Company, LLC (“PRC”), for the purpose of acquiring receivables from PCC. Both of these entities are included in the consolidated financial statements of the Company. Under this program, PCC purchases on an ongoing basis substantially all of the receivables of the Company and sells such receivables to PRC. PRC and lenders established a $150.0 million receivables-backed revolving credit facility (“Receivables Credit Facility”) through which PRC obtains funds to purchase receivables from PCC. The receivables purchased by PRC are and will be solely the property of PRC. In the event of liquidation of PRC, the creditors of PRC would be entitled to satisfy their claims from PRC’s assets prior to any distribution to PCC or the Company. Credit available under the receivables credit facility is on a borrowing-base formula. As a result, the full amount of the facility may not be available at all times. At December 31, 2005, $109.0 million was outstanding and $41.0 million was available for additional borrowing under the receivables credit facility. The highest outstanding principal balance under the receivables credit facility during fiscal 2005 was $109.0 million. On October 10, 2003, PCA renewed the receivables credit facility for an additional three-year term, expiring on October 10, 2006.

A summary of the Company’s drawings under credit facilities, including the impact of $19.4 million of outstanding letters of credit, as of December 31, 2005 follows:

(In thousands)	Commitments	Utilized	Available
Receivables credit facility	$150,000	$109,000	$41,000
Senior revolving credit facility	100,000	19,373	80,627
	$250,000	$128,373	$121,627

PCA is required to pay commitment fees on the unused portions of the credit facilities.

A summary of the Company’s outstanding letters of credit is set forth in the following table:

	December 31,
(In thousands)	2005	2004
Workers’ compensation	$19,373	$19,373
Environmental	—	1,113
Total	$19,373	$20,486

Packaging Corporation of America
Notes to Consolidated Financial Statements (Continued)
December 31, 2005

8.   FINANCIAL INSTRUMENTS

The carrying and estimated fair values of PCA’s financial instruments at December 31, 2005 and 2004 were as follows:

	2005		2004
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$112,669	$112,669	$213,321	$213,321
Accounts and notes receivable	213,181	213,181	216,594	216,594
Accounts payable (including dividends payable)	(151,896)	(151,896)	(128,953)	(128,953)
Long-term debt—
Term loan	(39,000)	(39,000)	(39,000)	(39,000)
4.38% five-year senior notes (due August 1, 2008)	(149,658)	(146,534)	(149,521)	(149,580)
5.75% ten-year senior notes (due August 1, 2013)	(397,429)	(394,172)	(397,086)	(411,710)
Receivables credit facility	(109,000)	(109,000)	(109,000)	(109,000)
Other	(116)	(116)	(285)	(285)

The fair value of cash and cash equivalents, accounts and notes receivable, and accounts payable (including dividends payable) approximate their carrying amounts due to the short-term nature of these financial instruments.

The fair value of the term loan and the receivables credit facility approximates their carrying amount due to the variable interest-rate feature of the instruments. The fair values of the senior notes are based on quoted market prices. The fair value of the other debt was determined to not be materially different from the carrying amount.

9.   SHAREHOLDERS’ EQUITY

In June 1999, PCA entered into management equity agreements with 125 of its management-level employees. Under these agreements, PCA Holdings, LLC and Pactiv Corporation sold 3,132,800 shares of common stock to 113 of these employees at $4.55 per share. The management equity agreements also provide for the grant of options (see Note 2).

On May 16, 2001, the Company announced a $100.0 million common stock repurchase program. PCA may continue to repurchase shares from time to time under this program. Through December 31, 2003, the Company repurchased 5,195,600 shares of common stock for $88.8 million. All repurchased shares were retired prior to December 31, 2003. No shares of common stock were repurchased under this program in 2005 or 2004.

On December 21, 2005, the Company completed a secondary offering of its common stock pursuant to a registration statement filed with the Securities and Exchange Commission on December 9, 2005. The selling stockholder, PCA Holdings LLC, sold 17,825,000 shares of common stock of the Company, which included 2,325,000 shares pursuant to the underwriters’ exercise in full of their over-allotment option. All of these shares were sold at an initial price to the public market of $21.50 per share, and the selling

Packaging Corporation of America
Notes to Consolidated Financial Statements (Continued)
December 31, 2005

9.   SHAREHOLDERS’ EQUITY (Continued) (Continued)

stockholder received proceeds, net of the underwriting discount, of $20.69 per share. The Company did not sell any shares in, or receive any proceeds from, the secondary offering.

Concurrent with the closing of the secondary offering on December 21, 2005, the Company entered into a common stock repurchase agreement with PCA Holdings LLC. Pursuant to the repurchase agreement, the Company purchased 4,500,000 shares of common stock directly from PCA Holdings LLC at the initial price to the public net of the underwriting discount or $20.69 per share, the same net price per share received by PCA Holdings LLC in the secondary offering. These shares were retired on December 21, 2005.

10.   COMMITMENTS AND CONTINGENCIES

Capital Commitments

The Company had authorized capital expenditures of approximately $33.1 million and $55.2 million as of December 31, 2005 and 2004, respectively, in connection with the expansion and replacement of existing facilities and equipment.

Operating Leases

PCA leases space for certain of its facilities and cutting rights to approximately 108,000 acres of timberland under long-term leases. The Company also leases equipment, primarily vehicles and rolling stock, and other assets under long-term leases of a duration generally of three years. The minimum lease payments under non-cancelable operating leases with lease terms in excess of one year are as follows:

(In thousands)
2006	$24,569
2007	21,086
2008	14,716
2009	9,801
2010	6,670
Thereafter	37,130
Total	$113,972

Capital lease obligations were not significant to the accompanying financial statements. Total lease expense, including base rent on all leases and executory costs, such as insurance, taxes, and maintenance, for the years ended December 31, 2005, 2004 and 2003 was $35.8 million, $33.0 million and $31.6 million, respectively. These costs are included in cost of goods sold and selling and administrative expenses.

Packaging Corporation of America
Notes to Consolidated Financial Statements (Continued)
December 31, 2005

10.   COMMITMENTS AND CONTINGENCIES (Continued) (Continued)

Purchase Commitments

The Company has entered into various purchase agreements to buy minimum amounts of energy over periods ranging from one to two years at fixed prices. Total purchase commitments over the next two years are as follows:

(In thousands)
2006	$2,408
2007	1,364
Total	$3,772

These purchase agreements are not marked to market. The Company purchased $12.8 million during the year ended December 31, 2005, $17.6 million during the year ended December 31, 2004, and $19.3 million during the year ended December 31, 2003 under these purchase agreements.

Litigation

On May 14, 1999, PCA was named as a defendant in two Consolidated Class Action Complaints which alleged a civil violation of Section 1 of the Sherman Act. The suits, then captioned Winoff Industries, Inc. v. Stone Container Corporation, MDL No. 1261 (E.D. Pa.) and General Refractories Co. v. Gaylord Container Corporation, MDL No. 1261 (E.D. Pa.), name PCA as a defendant based solely on the allegation that PCA is successor to the interests of Tenneco Packaging Inc. and Tenneco Inc., both of which were also named as defendants in the suits, along with nine other linerboard and corrugated sheet manufacturers. The complaints allege that the defendants, during the period October 1, 1993 through November 30, 1995, conspired to limit the supply of linerboard, and that the purpose and effect of the alleged conspiracy was to artificially increase prices of corrugated containers and corrugated sheets, respectively. On November 3, 2003, Pactiv (formerly known as Tenneco Packaging), Tenneco and PCA entered into an agreement to settle the class action lawsuits. The settlement agreement provided for a full release of all claims against PCA as a result of the class action lawsuits and was approved by the Court in an opinion issued on April 21, 2004. Approximately 160 plaintiffs opted out of the class and together filed about ten direct action complaints in various federal courts across the country. All of the opt-out complaints make allegations against the defendants, including PCA, substantially similar to those made in the class actions. The settlement agreement does not cover these direct action cases. These actions have almost all been consolidated as In re Linerboard, MDL 1261 (E.D. Pa.) for pretrial purposes. Pactiv, Tenneco and PCA have reached an agreement to settle all of the opt-out cases. These agreements provide for a full release of all claims against PCA as a result of litigation. PCA has made no payments to the plaintiffs as a result of the settlement of any of the opt-out suits. As of the date of this filing, we believe it is not reasonably possible that the outcome of any pending litigation related to these matters will have a material adverse effect on our financial position, results of operations or cash flows.

PCA is also party to various legal actions arising in the ordinary course of business. These legal actions cover a broad variety of claims spanning our entire business. As of the date of this filing, we believe it is

Packaging Corporation of America
Notes to Consolidated Financial Statements (Continued)
December 31, 2005

10.   COMMITMENTS AND CONTINGENCIES (Continued) (Continued)

not reasonably possible that the resolution of these legal actions will, individually or in the aggregate, have a material adverse effect on our financial position, or results of operations or cash flows.

Environmental Liabilities

In April 1998, the United States Environmental Protection Agency (EPA) finalized a new Clean Air and Water Act commonly referred to as the Cluster Rules, which govern all pulp and paper mill operations, including those at our mills. The Cluster Rules affect our allowable discharges of air and water pollutants. PCA and its competitors are required to incur costs to ensure compliance with these new rules. From 1997 through 2005, we spent approximately $37.5 million on Cluster Rule compliance to meet Clean Air Act requirements. Total capital costs for environmental matters, including Cluster Rule compliance, were $12.9 million for 2005. We currently estimate 2006 environmental capital expenditures will be $5.5 million, of which $1.9 million of the expenditures are to meet Cluster Rule requirements. Our current spending projections to complete all Cluster Rule compliance requirements at our four mills is $1.9 million, which will be spent in 2006.

The potential costs for various environmental matters are uncertain due to such factors as the unknown magnitude of possible cleanup costs, the complexity and evolving nature of governmental laws and regulations and their interpretations, and the timing, varying costs and effectiveness of alternative cleanup technologies. From January 1994 through December 2005, remediation costs at our mills and corrugated plants totaled about $3.2 million. As of December 31, 2005, we maintained an environmental reserve of $5.5 million relating to onsite landfills (see Note 11) and surface impoundments as well as on-going and anticipated remedial projects. Liabilities recorded for environmental contingencies are estimates of the probable costs based upon available information and assumptions. Because of these uncertainties, however, PCA’s estimates may change. As of the date of this filing, we believe that it is not reasonably possible that future environmental expenditures above the $5.5 million accrued as of December 31, 2005, will have a material impact on our financial condition and results of operations.

In connection with the sale to PCA of its containerboard and corrugated products business, Pactiv agreed to retain all liability for all former facilities and all sites associated with pre-closing offsite waste disposal and all environmental liabilities related to a closed landfill located near our Filer City mill.

11.   ASSET RETIREMENT OBLIGATIONS

Asset retirement obligations consist primarily of landfill capping and closure and post-closure costs. PCA is legally required to perform capping and closure and post-closure care on the landfills. In accordance with SFAS No. 143, “Accounting for Asset Retirement Obligations,” PCA recognizes the fair value of a these liabilities as an asset retirement obligation for each landfill and capitalizes that cost as part of the cost basis of the related asset. The liability is accreted to its estimated value over time, and the related assets are depreciated on a straight-line basis over their useful lives. Upon settlement of the liability, PCA will recognize a gain or loss for any difference between the settlement amount and the recorded liability.

Packaging Corporation of America
Notes to Consolidated Financial Statements (Continued)
December 31, 2005

11.   ASSET RETIREMENT OBLIGATIONS (Continued)

The following table describes changes to PCA’s asset retirement obligation liability:

(In thousands)	2005	2004
Asset retirement obligation, January 1	$3,788	$3,327
Accretion expense	241	235
Revisions in estimated cash flows	(116)	243
Payments	(601)	(17)
Asset retirement obligation, December 31	$3,312	$3,788

12.   INCOME TAXES

Following is an analysis of the components of the consolidated income tax provision (benefit):

(In thousands)	2005	2004	2003
Current—
U.S.	$20,741	$—	$(282)
State and local	(1,099)	895	(32)
Total current provision (benefit) for taxes	19,642	895	(314)
Deferred—
U.S.	11,746	37,534	(9,224)
State and local	4,042	3,756	(978)
Total deferred provision (benefit) for taxes	15,788	41,290	(10,202)
Total provision (benefit) for taxes	$35,430	$42,185	$(10,516)

The effective tax rate varies from the U.S. Federal statutory tax rate principally due to the following:

(In thousands)	2005	2004	2003
Provision computed at U.S. Federal statutory rate of 35%	$30,812	$38,820	$(8,711)
State and local taxes, net of federal benefit	2,548	4,666	(1,018)
Adjustments to prior year’s accrual.	2,138	—	—
Other	(68)	(1,301)	(787)
Total	$35,430	$42,185	$(10,516)

Packaging Corporation of America
Notes to Consolidated Financial Statements (Continued)
December 31, 2005

12.   INCOME TAXES (Continued)

Deferred income tax assets and liabilities at December 31 are summarized as follows:

	December 31,
(In thousands)	2005	2004
Deferred tax assets:
Accrued liabilities	$2,150	$1,096
Employee benefits and compensation	9,506	15,041
Reserve for doubtful accounts	1,091	2,356
Inventories	2,140	8,448
Investment in joint venture	155	125
Pension and postretirement benefits	10,889	2,177
General business credits	2,242	1,554
Alternative minimum tax credits	13,545	13,545
Net operating loss carry forwards	3,767	32,536
Gross deferred tax assets	45,485	76,878
Valuation allowance	—	(1,129)
Total deferred tax assets	$45,485	$75,749
Deferred tax liabilities:
Property, plant and equipment differences	$(309,220)	$(323,205)
Net deferred tax liability	$(263,735)	$(247,456)

The net deferred tax liability at December 31 is classified in the balance sheet as follows:

	December 31,
(In thousands)	2005	2004
Current net deferred tax assets	$28,975	$59,113
Non-current net deferred tax liabilities	(292,710)	(306,569)
Total net deferred tax liability	$(263,735)	$(247,456)

Cash payments for income taxes were $10.1 million, $1.0 million and $0.9 million for the years ended December 31, 2005, 2004 and 2003, respectively.

As of December 31, 2005, the Company had $13.5 million in alternative minimum tax credits available for income tax purposes that may be used to offset future taxable income. As of December 31, 2005, the Company had $2.2 million in general business credit carry forwards available for income tax purposes which will expire between 2019 through 2024.

As of December 31, 2005, the Company had available gross state and local net operating loss carry forwards of approximately $84.9 million with various expiration dates. The entire valuation allowance in 2004 relates to state and local net operating loss carry forwards. In 2005, a valuation allowance for state and local net operating loss carry forwards is no longer required because we believe it is more likely than not that we will realize in full the benefit of all state and local net operating loss carry forwards.

Packaging Corporation of America
Notes to Consolidated Financial Statements (Continued)
December 31, 2005

13.   RESTRUCTURING CHARGES AND OTHER SEVERANCE

In August 2005, the Company announced that it would close a corrugated products plant by the end of the year. The charges related to this plan were recorded in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred.

In connection with the shutdown of the corrugated products plant, the Company recorded pre-tax restructuring charges of $1.7 million during the third and fourth quarters of 2005, which are included in other expense, net and cost of sales in the statement of operations. The pre-tax restructuring charges are composed of:

(dollars in thousands)	Restructuring Charges	Non-Cash Charges	Cash Payments	Balance at December 31, 2005
Severance and benefit costs	$805	$—	$(308)	$497
Asset impairments	619	(619)	—	—
Equipment disposal costs	256	—	(256)	—
Total	$1,680	$(619)	$(564)	$497

All restructuring charges, except for the asset impairments, will result in cash outflows. The severance and benefit costs relate to a reduction in workforce of approximately 58 employees located at the plant. Asset impairments relate to the write-down of property, plant and equipment at the closed plant to fair value in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The Company expects to incur $0.2 million in pre-tax disposal costs related to the property, plant and equipment during 2006.

The Company also recorded $0.9 million in pre-tax severance and benefit costs related to other facilities during 2005. These costs are included in cost of sales in the statement of operations.

14.   RELATED PARTY TRANSACTIONS

PCA owns a 31 1/3% interest in Southern Timber Venture, LLC (“STV”). At December 31, 2005, PCA had not guaranteed the debt of STV and has no future funding requirements. At December 31, 2005 and 2004, the carrying value of the Company’s investment in STV under the equity method is zero. PCA received dividends from STV of $15.0 million ($14.0 million net of direct expenses), $29.3 million ($27.8 million net of direct expenses) and $1.2 million in 2005, 2004 and 2003, respectively.

In April 2005 and December 2004, STV sold to other parties approximately 90,000 acres and 150,000 acres, respectively, of timberland previously owned and managed by STV that were under the supply agreement with PCA. STV will continue to manage the timberlands for the new buyers. In connection with the sale, PCA entered into new supply agreements with the buyers related to the acreage sold and continues to buy pulpwood from both STV and the buyers. After both sales, STV currently owns approximately 53,000 acres of land, including timberlands and higher beneficial use (HBU) properties, located primarily in southern Georgia and northern Florida.

PCA purchases pulpwood from STV in accordance with the terms of a fiber supply agreement between the two companies which expires December 31, 2017. The price of pulpwood in this agreement is based upon the fair market value of pulpwood and is adjusted annually for any changes in market value.

Packaging Corporation of America
Notes to Consolidated Financial Statements (Continued)
December 31, 2005

14.   RELATED PARTY TRANSACTIONS (Continued)

PCA purchased $4.1 million, $22.6 million and $19.3 million of pulpwood for its Counce, Tennessee and Valdosta, Georgia mills from STV during the years ended December 31, 2005, 2004 and 2003, respectively.

In June 2004, PCA sold a portion of its interest in STV for $2.0 million and recognized a pre-tax gain of $2.0 million.

Financial information for STV is as follows:

	Year Ended December 31,
	2005	2004	2003
(In thousands)	(unaudited)
Net sales	$8,757	$33,785	$36,847
Gross profit (loss)	(545)	8,693	6,798
Gain from sale of timberlands	53,944	86,579	3,622
Net income (loss)	41,972	70,750	(6,149)

The audited financial statements for STV for the years ended December 31, 2004 and 2003 are included as part of this filing in accordance with Rule 3-09 of Regulation S-X. This requirement does not apply for STV’s financial statements for the year ended December 31, 2005.

15.   ACQUISITIONS

During the second quarter of 2005, PCA acquired a full line corrugated plant in Jackson, Mississippi, a specialty sheet plant in St. Louis, Missouri, and a graphics packaging and display manufacturing plant in Olive Branch, Mississippi for $48.7 million. These plants expanded PCA’s presence in geographic markets where PCA did not have any plant locations. The purchase method of accounting was used to account for the acquisition of these plants. Approximately $30.5 million of goodwill (which is deductible for income tax purposes) and $2.4 million of intangible assets were recorded in connection with the acquisition. Sales and total assets of the plants acquired were not material. Operating results of the plants subsequent to the date of acquisition are included in the Company’s operating results.

During the first quarter of 2004, Packaging Corporation of Illinois, a wholly owned subsidiary of PCA, acquired a corrugated plant in Chicago, Illinois for $38.4 million. This acquisition expands PCA’s capabilities in high quality graphics packaging and displays and increases PCA’s presence in the Chicago market. The purchase method of accounting was used to account for the acquisition. Approximately $1.5 million of goodwill (which is deductible for income tax purposes) and $13.8 million of intangible assets were recorded in connection with the acquisition. The intangible assets include customer lists and relations. Sales and total assets of the acquisition were not material. Operating results of the plant subsequent to the date of acquisition are included in the Company’s operating results.

During the second quarter of 2003, Dixie Container Corporation, a wholly owned subsidiary of PCA, acquired the assets of a corrugated products facility located in Fairfield, Ohio, for $3.1 million. The purchase method of accounting was used to account for the acquisition. Sales and total assets of the acquisition were not material. Operating results of the plant subsequent to the date of acquisition are included in the Company’s operating results.

Packaging Corporation of America
Notes to Consolidated Financial Statements (Continued)
December 31, 2005

16.   DIVESTITURES

In February 2004, PCA sold its hardwood sawmill in Selmer, Tennessee and received $1.0 million in proceeds and recognized a $0.2 million pre-tax gain. The Selmer sawmill had net sales of $0.1 million and $4.5 million for the years ended December 31, 2004 and 2003, respectively.

17.   QUARTERLY FINANCIAL DATA (UNAUDITED)

	Fiscal Quarter
(In thousands, except per share amounts)	First	Second	Third	Fourth	Total
2005:
Net sales	$489,437	$519,325	$512,187	$472,709	$1,993,658
Gross profit	73,266	95,915	80,501	57,129	306,811
Income from operations	27,532	54,280	26,302	8,012	116,126
Net income	12,619	27,760	10,566	1,659	52,604
Basic earnings per share	0.12	0.26	0.10	0.02	0.49
Diluted earnings per share	0.12	0.26	0.10	0.02	0.49
Stock price—high	25.63	24.91	22.43	24.17	25.63
Stock price—low	21.87	20.09	19.13	18.24	18.24
2004:
Net sales	$431,267	$467,415	$498,753	$492,650	$1,890,085
Gross profit	40,629	70,700	97,979	88,406	297,714
Income (loss) from operations	(3,198)	28,044	48,103	67,542	140,491
Net income (loss)	(6,585)	12,334	24,607	38,374	68,730
Basic earnings (loss) per share	(0.06)	0.12	0.23	0.36	0.65
Diluted earnings (loss) per share	(0.06)	0.11	0.23	0.36	0.64
Stock price—high	23.97	25.21	24.79	24.60	25.21
Stock price—low	21.10	20.99	22.07	21.28	20.99

Note: The sum of the quarters may not equal the total of the respective year’s earnings per share on either a basic or diluted basis due to changes in the weighted average shares outstanding throughout the year.

For the three months ended June 30, 2005, net income included a $7.0 million (or $0.06 per share) dividend payment net of taxes and expenses from Southern Timber Venture, LLC (“STV”), a timberlands joint venture in which PCA owns a 31 1/3% interest. The dividend resulted from STV’s sale of a portion of their timberland holdings.

For the three months ended December 31, 2004, net income included a $16.9 million (or $0.16 per share) dividend payment net of taxes and expenses from STV. The dividend resulted from STV’s sale of a portion of their timberland holdings.

INDEPENDENT AUDITORS’ REPORT

The Members
Southern Timber Venture, LLC
Jackson, Mississippi

We have audited the accompanying balance sheets of Southern Timber Venture, LLC as of December 31, 2004 and 2003 and the related statements of operations, members’ equity and cash flows for the years ended December 31, 2004 and 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Southern Timber Venture, LLC as of December 31, 2004 and 2003 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANTHAM, POOLE, RANDALL, REITANO, ARRINGTON & CUNNINGHAM PLLC
February 18, 2005

SOUTHERN TIMBER VENTURE, LLC
Balance Sheets
December 31, 2004 and 2003

ASSETS

	2004	2003
Cash	$23,660,670	$4,762,185
Receivables	581,062	617,749
Timber receivables from PCA	193,957	—
Total current assets	24,435,689	5,379,934
Timber and Timberlands
Timberlands	37,147,698	63,684,611
Timber, net of accumulated depletion of $49,282,649 and $40,746,875, respectively	46,889,915	79,904,542
Young growth	15,203,502	33,220,418
Total timber and timberlands	99,241,115	176,809,571
Property and equipment, net of accumulated depreciation of $33,053 and $21,820, respectively	63,899	57,950
Other assets	16,414	237,660
Total assets	$123,757,117	$182,485,115

LIABILITIES AND MEMBERS’ EQUITY

Accrued member distributions	$20,589,450	$—
Timber advances from PCA	—	21,004
Accounts payable	633,090	737,088
Accrued interest payable	669,752	955,573
Accrued liabilities	365,912	1,142,529
Current maturities of long-term debt	1,200,000	—
Total current liabilities	23,458,204	2,856,194
Long-term debt, less current maturities	83,800,000	140,380,000
Total liabilities	107,258,204	143,236,194
Members’ equity	16,498,913	39,248,921
Total liabilities and members’ equity	$123,757,117	$182,485,115

See accompanying notes to financial statements.

SOUTHERN TIMBER VENTURE, LLC
Statements of Operations
For the Years Ended December 31, 2004 and 2003

	2004	2003
Net sales
Timber—Packaging Corporation of America	$21,841,193	$19,313,753
Timber—third parties	10,429,446	16,103,541
Lease income	1,514,696	1,429,897
Total net sales	33,785,335	36,847,191
Costs and expenses
Timber harvesting costs	16,556,793	18,451,042
Depletion	8,535,773	11,598,544
General and administrative	5,689,340	4,964,690
Total costs and expenses	30,781,906	35,014,276
Operating income	3,003,429	1,832,915
Other income (expense):
Gain from sale of timberlands	86,579,143	3,622,194
Interest expense and early repayment fee	(18,975,705)	(11,645,800)
Interest income	58,432	41,710
Other income	84,693	—
Total other income (expenses)	67,746,563	(7,981,896)
Net earnings (loss)	$70,749,992	$(6,148,981)

See accompanying notes to financial statements.

SOUTHERN TIMBER VENTURE, LLC
Statement of Members’ Equity
For the Years Ended December 31, 2004 and 2003

Members’ equity—January 1, 2003	$48,897,902
Net loss	(6,148,981)
Distributions to members	(3,500,000)
Members’ equity—December 31, 2003	39,248,921
Net earnings	70,749,992
Distributions to members	(93,500,000)
Members’ equity—December 31, 2004	$16,498,913

See accompanying notes to financial statements.

SOUTHERN TIMBER VENTURE, LLC
Statements of Cash Flows
For the Years Ended December 31, 2004 and 2003

	2004	2003
Cash flows from operating activities—
Net earnings (loss)	$70,749,992	$(6,148,981)
Adjustments to reconcile net earnings (loss) to cash provided by operations:
Depletion	8,535,773	11,598,544
Amortization and depreciation	11,233	18,159
Gain from sale of timberlands	(86,579,143)	(3,622,194)
Increase (decrease) in:
Accounts receivable	36,687	493,703
Interest receivable	1,130	(1,130)
Other assets	220,117	(221,247)
Timber advances	(214,961)	14,914
Accounts payable	(103,997)	(20,299)
Accrued interest payable	(285,822)	(39,491)
Other liabilities	(777,747)	6,448
Net cash provided by (used in) operations	(8,406,738)	2,078,426
Cash flows from investing activities—
Purchase of timberlands and reforestation	(2,754,341)	(2,299,369)
Acquisition of property	(17,185)	(19,836)
Net proceeds from sale of timberlands	158,367,299	10,287,061
Net cash provided by investing activities	155,595,773	7,967,856
Cash flows from financing activities—
Long-term debt repayments	(55,380,000)	(8,380,000)
Members’ distributions	(72,910,550)	(3,500,000)
Net cash used in financing activities	(128,290,550)	(11,880,000)
Increase (decrease) in cash and cash equivalents	18,898,485	(1,833,718)
Cash and cash equivalents, beginning of year	4,762,185	6,595,903
Cash and cash equivalents, end of year	$23,660,670	$4,762,185
Supplemental disclosures of Cash Flow Information:
Cash paid for interest	$19,261,527	$11,685,291

See accompanying notes to financial statements.

SOUTHERN TIMBER VENTURE, LLC

Notes to Financial Statements
December 31, 2004 and 2003

NOTE 1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company—Southern Timber Venture, LLC, a Delaware limited liability company, was formed during 2000 immediately prior to the acquisition of approximately 388,000 acres of timberland in the Southeastern United States for $275 million. Its primary purpose is to manage the timberlands and to grow and harvest the timber using state of the art forest and timber management principles.

Revenue Recognition—Timber sales are recognized when legal ownership or the risk of loss passes to the purchaser and the quantity sold is determinable. For delivered sales, the risk of loss passes when the timber is delivered to the customer. Revenues are determined by multiplying actual harvest volumes by contractually agreed-upon prices negotiated with the purchasers. Other sales are recognized when earned.

Revenue from Packaging Corporation of America, a related party with whom the Company has a supply agreement, represented 68% of timber sales in 2004 and 55% in 2003 (see Note 7).

The Company also generates income from the leasing of hunting rights on the land it owns. Leases are renewed annually by the lessees and income is recognized in the period in which it is earned.

Cash Equivalents—For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Allowance for Doubtful Accounts—In the normal course of business, the Company extends credit to its customers on a short-term basis. Based upon management’s assessment of the Company’s aging of receivable balances and each customer’s individual credit quality, no allowance for doubtful accounts has been made at either fiscal year end 2004 or 2003. If circumstances change (i.e. an unexpected material adverse change in major customer’s ability to meet its financial obligations to us), our estimates of the recoverability of amounts due could be reduced by a material amount and the allowance for doubtful accounts and related bad expense would increase by the same amount.

Estimates—The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Timber and Timberlands—Timber and timberlands are stated at cost less accumulated depletion for timber previously harvested. The company capitalizes timber and timberland purchases and reforestation costs and other costs associated with the planting and growing of timber, such as site preparation, growing or purchases of seedlings, planting, fertilization, herbicide application and the thinning of tree stands to improve growth. Timber carrying costs, such as real estate taxes, insect control, wildlife control are expensed as incurred.

Costs attributable to timber harvested, or depletion, are charged against income as trees are harvested. Depletion rates are determined based on the relationship between net carrying value of the timber and total timber volume estimated to be available over the harvest cycle. Net carrying value of the timber and timberlands is used to compute the gain or loss in connection with real estate sales.

SOUTHERN TIMBER VENTURE, LLC
Notes to Financial Statements (Continued)
December 31, 2004 and 2003

NOTE 1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Concentrations of Credit Risk—At December 31, 2004 and 2003, the Company had cash deposits on hand in financial institutions which exceeded the financial institution insurable limit provided by the applicable guarantee agency by $4.6 million and $4.5 million, respectively.

Fair Value of Financial Statements—The carrying amounts for cash and temporary cash investments approximate their fair values. The carrying amounts of the Company’s borrowings under its credit facilities and long-term debt also approximate the fair values based on current rates for similar debt.

NOTE 2   FACTORS AFFECTING THE COMPANY’S BUSINESS

Factors Affecting Supply and Demand—The results of operations of the Company are and will continue to be affected by cyclical supply and demand factors related to the forest products industry. The supply of timber is significantly affected by land use management policies of the U.S. government, which in recent years have limited, and are likely to continue to limit, the amount of timber offered for sale by certain U.S. government agencies. Such government agencies historically have been major suppliers of timber to the U.S. forest products industry, but timber sales by such government agencies currently are at historically low levels. Any reversal of government land use management policies that substantially increases sales of timber by U.S. government agencies could significantly reduce prices for logs, lumber and other forest products. The demand for logs and manufactured wood products also has been, and in the future can be expected to be, subject to cyclical fluctuations. Such demand is primarily affected by the level of housing starts, repair and remodeling activity, industrial wood product use, competition from nonwood products, and the demand for pulp and paper products. These factors are subject to fluctuations due to changes in economic conditions, interest rates, population growth, weather conditions, competitive pressures and other factors. Any decrease in the level of industry demand for logs and wood products generally can be expected to result in lower net sales, operating income and cash flow of the Company.

Harvesting Limitation—Net sales, operating income and cash flow of the Company are dependent on the confirmed ability of the Company to harvest timber at adequate levels. Weather conditions, timber growth cycles, and regulatory requirements associated with protection of wildlife and water resources may restrict harvesting of the Company’s timberlands. From time to time, proposals have been made in state legislatures that would regulate the level of timber harvesting. Timber harvests also may be affected by various natural factors, including damage by fire, insect infestation, disease, prolonged drought, severe weather conditions and other causes. The effects of such natural disasters may be particularly damaging to young timber. Although damage from such natural causes usually is localized and affects only a limited percentage of the timber, there can be no assurance that any damage affecting the Company’s timberlands will in fact be so limited. Consistent with industry practice, the Company does not maintain insurance coverage with respect to damage to its timberlands. Any of the above factors that materially limits the ability of the Company to harvest timber could have a significant adverse impact on the net sales, operating income and cash flow of the Company.

Committed Product Purchases by Packaging Corporation of America; Possible inability to develop new markets—The Company derived approximately 68% of its net sales for 2004 from sales of timber directly to the Packaging Corporation of America. For a description of the terms of sales of timber by the

SOUTHERN TIMBER VENTURE, LLC
Notes to Financial Statements (Continued)
December 31, 2004 and 2003

NOTE 2   FACTORS AFFECTING THE COMPANY’S BUSINESS (Continued)

Company to the Packaging Corporation of America, see Note 7. While management of the Company believes that there is significant demand for the Company’s timber products from users other than the Packaging Corporation of America, no assurance can be given that such demand will be equivalent to the Company’s planned annual harvests. Any excess supply of timber that results from the inability of the Company to sell its products to users other than the Packaging Corporation of America could result in lower prices for the Company’s products, which could have a material adverse effect on the net sales, operating income and cash flow of the Company.

Environmental Regulations—The Company is subject to extensive and changing federal, state and local environmental laws and regulations, the provisions and enforcement of which are expected to become more stringent in the future. The Company is subject to regulation under the Endangered Species Act (the ESA), the Clean Water Act, the Clean AirAct, the Resource Conservation and Recovery Act, the Comprehensive Environmental Response, Compensation and Liability Act of 1980, and the Federal Insecticide, Fungicide and Rodenticide Act, as well as similar state laws and regulations. Violations of various statutory and regulatory programs that apply to the Company’s operations can result in civil penalties, remediation expenses, natural resource damages, potential injunctions, cease and desist orders, and criminal penalties.

Some environmental statutes impose strict liability, rendering a person liable for environmental damage without regard to negligence or fault on the part of such person. There can be no assurance that such laws or future legislation or administrative or judicial action with respect to protection of the environment will not adversely affect the Company.

The ESA and counterpart state legislation protect species threatened with possible extinction. A number of species indigenous to the Company’s timberlands have been and in the future may be protected under these laws. Protection of endangered and threatened species may include restrictions on timber harvesting, road building and other silvicultural activities on private, federal and state land containing the affected species.

NOTE 3   DIVESTITURES

During the year ended December 31, 2003, the Company sold approximately 8,000 acres of land for approximately $10.3 million resulting in a recognized gain of approximately $3.6 million.

In December 2004, the Company sold approximately 153,000 acres of timber lands in Mississippi, Tennessee and Alabama for approximately $158.4 million, resulting in a gain of approximately $86.6 million. Approximately $55.4 million of the proceeds of the sales were used to reduce the Company’s debt. See Note 7 for discussion of the affect of the divestiture on the company’s supply agreement.

NOTE 4   INDEBTEDNESS

During 2001 in connection with the original purchase of the timberlands by Southern Timber Venture, LLC, the Company borrowed $120 million of fixed rate notes payable and $80 million of variable rate notes payable from John Hancock Financial Services. The unpaid principal balance was $85,000,000 and $140,380,000 at December 31, 2004 and 2003, respectively.

SOUTHERN TIMBER VENTURE, LLC
Notes to Financial Statements (Continued)
December 31, 2004 and 2003

NOTE 4   INDEBTEDNESS (Continued)

Scheduled maturities are as follows:

Year	Scheduled Maturity
2005	$1,200,000
2006	1,200,000
2007	1,200,000
2008	1,200,000
2009	1,200,000
Thereafter	79,000,000
Total	$85,000,000

The note matures in 2011.

The Company’s outstanding debt at December 31, 2004, bears interest at a fixed rate of 8.98%.

The Company also has a revolving line of credit of $2 million. At December 31, 2004 and 2003, the Company had no outstanding balance on the revolving line. The Company is not required to pay a commitment fee for unused portions of the line of credit.

All of the notes payable and the line of credit referred to above are secured by the Company’s timber and timberlands located in Alabama, Florida, Georgia, Mississippi and Tennessee.

NOTE 5   INCOME TAXES

The Company is a limited liability company for income tax purposes. As such, no provision has been made in the financial statements for income taxes as the income or loss and other tax items are reportable by the owners in their separate tax returns.

NOTE 6   COMMITMENTS AND CONTINGENCIES

The Company is subject to a variety of environmental and pollution control laws and regulations in all jurisdictions in which it operates. As is the case with other companies in similar industries, the Company faces exposure from actual or potential claims and legal proceedings involving environmental matters. Liability insurance in effect during the year provides very limited coverage for environmental matters.

The Company has entered into a commitment to sell approximately 90,000 acres of timber land in Mississippi, Alabama and Tennessee for approximately $91.4 million in March 2005. This sale will reduce the Company’s obligations under a supply agreement which is discussed in the Note 7. The amount of the reduction in supply agreement has not been determined.

NOTE 7   RELATED PARTY TRANSACTIONS

During 2001, the Company entered into a supply agreement with Packaging Corporation of America (PCA) which was a 33.3% and 31.3% owner of the Company as of December 31, 2003 and 2004, respectively. As discussed above, in December 2004, the Company sold 153,000 acres of timber lands which substantially reduced the Company’s obligation under the agreement to supply PCA’s Counce, Tennessee mill. Subsequent to the sale, the Company is obligated to supply PCA’s mill in Counce, Tennessee with a minimum of 160,000 tons of softwood per year and a minimum of 10,800 tons of hardwood per year. The

SOUTHERN TIMBER VENTURE, LLC
Notes to Financial Statements (Continued)
December 31, 2004 and 2003

NOTE 7   RELATED PARTY TRANSACTIONS (Continued)

Company’s obligation to supply 100,000 tons of softwood per year to PCA’s mill in Valdosta, Georgia did not change.

Prior to the sale in December 2004, the Company was obligated to supply PCA’s mill in Counce, Tennessee with 400,000 to 500,000 tons of softwood per year and 35,000 to 112,000 tons of hardwood per year.

Based on the terms of the supply agreement, PCA advances the Company funds quarterly on anticipated purchases from the Company. The amount of this advance is 40% of anticipated sales for pine and 25% for hardwood. Amounts advanced to the Company are reflected in the accompanying balance sheet as a current liability. The supply agreement also provides a predetermined price for logs delivered to PCA mills.

The Company has also entered into a management agreement with Claw Forestry Services, LLC (Claw), which is owned by a member of one of the Company’s members. Under the terms of the management agreement, the Company is obligated to pay Claw a management fee based on $8 per acre per year for timberland under management. The fee is paid in monthly increments based on one twelfth of the annual amounts expected to be earned. In exchange for such payment, Claw provides the Company certain timberland management services including, but not limited to, the management and marketing of the Company’s timber products. The Company paid Claw $2,616,291 in 2004 and $2,666,600 in 2003 for management fees.

The Company also paid Claw commissions based on 2% of land sales. The amount of such commissions was $3,238,995 in 2004 and $214,848 in 2003.

The Company’s primary lender, John Hancock Financial Services, is also a partial owner in the Company. All indebtedness discussed in Note 4 is owed to John Hancock. Also, interest expense and early payment fees paid in 2004 and 2003 were paid to John Hancock.