Form 10-Q
period 2006-03-31
PACKAGING CORP OF AMERICA
filed 2006-05-10
CIK 75677

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2006
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒.

As of  May 8, 2006, the Registrant had outstanding 103,807,000 shares of common stock, par value $0.01 per share.

PART I
FINANCIAL INFORMATION

Item 1.   Financial Statements.

Packaging Corporation of America
Condensed Consolidated Balance Sheets

	March 31, 2006	December 31, 2005
	(unaudited)
(In thousands, except share and per share amounts)
Assets
Current assets:
Cash and cash equivalents	$67,855	$112,669
Accounts and notes receivable, net of allowance for doubtful accounts/customer deductions of $5,644 and $5,404 as of March 31, 2006 and December 31, 2005, respectively	233,168	213,181
Inventories	185,981	191,828
Prepaid expenses and other current assets	11,615	6,836
Deferred income taxes	22,989	28,975
Total current assets	521,608	553,489
Property, plant and equipment, net	1,299,711	1,320,511
Goodwill	34,213	34,187
Other intangible assets, net of accumulated amortization of $4,121 and $3,837 as of March 31, 2006 and December 31, 2005, respectively	29,242	29,526
Other long-term assets	36,450	35,585
Total assets	$1,921,224	$1,973,298
Liabilities and shareholders’ equity
Current liabilities:
Short-term debt and current maturities of long-term debt	$118,030	$118,030
Accounts payable	116,490	124,851
Dividends payable	25,946	27,045
Accrued interest	5,415	12,774
Accrued liabilities	69,839	89,394
Total current liabilities	335,720	372,094
Long-term liabilities:
Long-term debt	577,285	577,173
Deferred income taxes	288,458	292,710
Other liabilities	53,023	49,901
Total long-term liabilities	918,766	919,784
Shareholders’ equity:
Common stock, par value $.01 per share, 300,000,000 shares authorized, 103,789,937 shares and 103,686,284 shares issued as of March 31, 2006 and December 31, 2005, respectively	1,038	1,037
Additional paid in capital	415,665	418,621
Unearned compensation on restricted stock	—	(6,005)
Retained earnings	231,449	248,404
Accumulated other comprehensive income:
Unrealized gain on derivatives, net	18,590	19,367
Cumulative foreign currency translation adjustment	(4)	(4)
Total accumulated other comprehensive income	18,586	19,363
Total shareholders’ equity	666,738	681,420
Total liabilities and shareholders’ equity	$1,921,224	$1,973,298

See notes to condensed consolidated financial statements.

Packaging Corporation of America
Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended March 31,
	2006	2005
(In thousands, except per share amounts)
Net sales	$507,856	$489,437
Cost of sales	(434,278)	(416,171)
Gross profit	73,578	73,266
Selling and administrative expenses	(37,701)	(35,256)
Corporate overhead	(11,179)	(11,567)
Joint venture dividend	—	2,506
Other expense, net	(2,215)	(1,417)
Income from operations	22,483	27,532
Interest expense, net	(8,050)	(6,994)
Income before taxes	14,433	20,538
Provision for income taxes	(5,446)	(7,919)
Net income	$8,987	$12,619
Weighted average common shares outstanding:
Basic	103,355	107,019
Diluted	104,238	108,053
Net income per common share:
Basic	$0.09	$0.12
Diluted	$0.09	$0.12
Dividends declared per common share	$0.25	$0.25

See notes to condensed consolidated financial statements.

Packaging Corporation of America
Condensed Consolidated Statements of Cash Flow
(unaudited)

	Three Months Ended March 31,
	2006	2005
(In thousands)
Cash Flows from Operating Activities:
Net income	$8,987	$12,619
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	38,360	38,476
Amortization of financing costs	172	172
Amortization of treasury lock	(777)	(776)
Share-based compensation expense.	1,357	229
Deferred income tax provision	1,734	1,438
Loss on disposals of property, plant and equipment	1,283	1,124
Gain from joint venture dividend	—	(2,506)
Excess tax benefits from share-based compensation expense	—	2,248
Changes in operating assets and liabilities:
(Increase) decrease in assets—
Accounts receivable	(19,987)	(10,810)
Inventories	5,847	(5,139)
Prepaid expenses and other current assets	(4,779)	(6,698)
Increase (decrease) in liabilities—
Accounts payable	(8,361)	7,614
Accrued liabilities	(26,914)	(26,105)
Other, net	3,594	3,134
Net cash provided by operating activities	516	15,020
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(17,301)	(36,918)
Additions to other long term assets	(2,767)	(1,458)
Proceeds from disposals of property, plant and equipment	125	8
Joint venture dividend	—	2,506
Other, net	(27)	—
Net cash used for investing activities	(19,970)	(35,862)
Cash Flows from Financing Activities:
Payments on long-term debt	(8)	(76)
Common stock dividends paid	(27,045)	(16,049)
Proceeds from exercise of stock options	1,311	3,845
Excess tax benefits from share-based compensation expense	382	—
Net cash used for financing activities	(25,360)	(12,280)
Net decrease in cash and cash equivalents	(44,814)	(33,122)
Cash and cash equivalents, beginning of period	112,669	213,321
Cash and cash equivalents, end of period	$67,855	$180,199

See notes to condensed consolidated financial statements.

Packaging Corporation of America
Notes to Condensed Consolidated Financial Statements
(unaudited)
March 31, 2006

1.   Basis of Presentation

The consolidated financial statements as of  March 31, 2006 and 2005 of Packaging Corporation of America (“PCA” or the “Company”) and for the three month periods then ended are unaudited but include all adjustments (consisting only of normal recurring adjustments) that management considers necessary for a fair presentation of such financial statements. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with Article 10 of SEC Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. Operating results for the period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the period ending December 31, 2006. These consolidated financial statements should be read in conjunction with PCA’s Annual Report on Form 10-K for the year ended December 31, 2005.

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

Revenue Recognition

The Company recognizes revenue as title to the products is transferred to customers. Shipping and handling billings to a customer are included in net sales. Shipping and handling costs are included in cost of sales. In addition, the Company offers volume rebates to some of its customers. The total cost of these programs is estimated and accrued as a reduction to net sales at the time of the respective sale.

Segment Information

PCA is engaged in one line of business: the integrated manufacture and sale of packaging materials, boxes and containers for industrial and consumer markets. No single customer accounts for more than 10% of total net sales.

Packaging Corporation of America
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
March 31, 2006

2.   Summary of Accounting Policies (Continued)

Comprehensive Income

Comprehensive income is as follows:

	Three Months Ended March 31,
	2006	2005
(In thousands)
Net income	$8,987	$12,619
Other comprehensive income, net of tax:
Amortization of treasury lock	(777)	(776)
Comprehensive income	$8,210	$11,843

Reclassifications

Prior year’s financial statements have been reclassified where appropriate to conform with current year presentation.

Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (“FASB’’) issued SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and SFAS No. 3.’’ The statement requires that all voluntary changes in accounting principle be reported by retrospectively applying the principle to all prior periods that are presented in the financial statements. The statement is effective for fiscal years beginning after December 15, 2005. The Company’s financial position, results of operations or cash flows will only be impacted by SFAS No. 154 if it implements changes in accounting principles that are addressed by the standard or corrects accounting errors in future periods.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions.’’ This statement amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Under SFAS No. 153, if a nonmonetary exchange of similar productive assets meets a commercial-substance criterion and fair value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss. SFAS No. 153 is effective for nonmonetary transactions in fiscal periods that begin after June 15, 2005. The adoption of this statement on January 1, 2006 did not have a material impact on the Company’s financial position, results of operations or cash flows.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs.”  The statement requires abnormal amounts of inventory costs related to amounts of idle freight, handling costs and spoilage be recognized as current period expenses. The statement is effective for fiscal years beginning after June 15, 2005 with early application permitted. The Company’s policy has always been to handle inventory costs in a manner consistent with the provisions of this statement.

Packaging Corporation of America
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
March 31, 2006

3.   Earnings Per Share

The following table sets forth the computation of basic and diluted income per common share for the periods presented.

	Three Months Ended
	March 31,
	2006	2005
(In thousands, except per share data)
Numerator:
Net income	$8,987	$12,619
Denominator:
Basic common shares outstanding	103,355	107,019
Effect of dilutive securities:
Stock options	754	973
Unvested restricted stock	129	61
Dilutive common shares outstanding	104,238	108,053
Basic income per common share	$0.09	$0.12
Diluted income per common share	$0.09	$0.12

4.   Stock-Based Compensation

In October 1999, the Company adopted a long-term equity incentive plan, which provides for grants of stock options, stock appreciation rights, restricted stock and performance awards to directors, officers and employees of PCA, as well as others who engage in services for PCA. Option awards granted to officers, employees and directors have contractual lives of seven or ten years. Options granted to officers and employees vest ratably over a three- or four-year period, whereas option awards granted to directors vest immediately. The plan, which will terminate on October 19, 2009, provides for the issuance of up to 4,400,000 shares of common stock. On May 4, 2005, the plan was amended to provide for the issuance of an additional 2,150,000 shares of common stock, or 6,550,000 shares in total. As of March 31, 2006, 4,853,630 have been granted. Forfeitures are added back to the pool of shares of common stock available to be granted at a future date.

Prior to January 1, 2006, the Company accounted for its equity incentive plan under the recognition and measurement provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations, as permitted by Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation.”  No stock option-based stock compensation cost was recognized in the Statement of Operations prior to January 1, 2006 as all stock options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), “Share-Based Payment,” using the modified-prospective-transition method. Under that transition method, stock compensation cost recognized in the first quarter of 2006 includes:  (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent

Packaging Corporation of America
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
March 31, 2006

4.   Stock-Based Compensation (Continued)

to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). Results for prior periods have not been restated.

As a result of adopting SFAS No. 123(R) on January 1, 2006, the Company’s income before income taxes and net income for the three-month period ended March 31, 2006, was $787,000 and $480,000 lower, respectively, than if it had continued to account for share-based compensation under APB No. 25. If the Company had not adopted SFAS No. 123(R), basic and diluted earnings per share for the three-month period ended March 31, 2006 would have both been $0.09, the same as reported basic and diluted earnings per share.

Prior to the adoption of SFAS No. 123(R), the Company presented all tax benefits of deductions resulting from share-based payment arrangements as operating cash flows in the Statement of Cash Flows. SFAS No. 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those share awards (excess tax benefits) to be classified as financing cash flows. The $382,000 excess tax benefit classified as a financing cash inflow for the three months ended March 31, 2006 would have been classified as an operating cash inflow if the Company had not adopted SFAS No. 123(R).

As a result of adopting SFAS No 123(R), unearned compensation previously recorded in equity was reclassified against additional paid in capital on January 1, 2006. All stock-based compensation expense not recognized as of December 31, 2005 and compensation expense related to future grants of stock options will be recorded directly to additional paid in capital.

Packaging Corporation of America
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
March 31, 2006

4.   Stock-Based Compensation (Continued)

Compensation expense for both stock options and restricted stock recognized in income before taxes under the fair value provisions of SFAS No. 123(R) was $1,357,000 and $229,000 for the three months ended March 31, 2006 and 2005, respectively. The total income tax benefit recognized in the income statement for share-based compensation arrangements was $530,000 and $90,000 for the three months ended March 31, 2006 and 2005, respectively. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to options granted under the Company’s stock option plan for the three months ended March 31, 2005:

(In thousands, except per share amounts)
Net income as reported	$12,619
Add: amortization of unearned compensation on restricted stock, net of tax	139
Less: stock-based compensation expense determined using fair value method, net of tax	(916)
Pro forma net income	$11,842
Earnings per common share:
Basic	$0.12
Diluted	$0.12
Pro forma earnings per common share:
Basic	$0.11
Diluted	$0.11

Note that the above pro forma disclosure is provided for the three-month period ended March 31, 2005 because employee stock options were not accounted for using the fair-value method during that period. When the Company presents its financial statements for 2006, it will present pro forma disclosures only for 2005 and 2004 because share-based payments will have been accounted for under SFAS No. 123(R)’s fair value method for all of 2006.

Packaging Corporation of America
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
March 31, 2006

4.   Stock-Based Compensation (Continued)

The Company uses the Black-Scholes-Merton option-pricing model to estimate the fair value of each option grant as of the date of grant. Expected volatilities are based on historical volatility of the Company’s common stock. The expected life of the option is estimated using historical data pertaining to option exercises and employee terminations. Separate groups of employees that have similar historical exercise behavior are considered separately for estimating the expected life. The risk-free interest rate is based on U.S. Treasury yields in effect at the time of grant. The estimated weighted-average fair values of and related assumptions for options granted were as follows:

	Three Months Ended March 31,
	2006	2005
Weighted-average fair value of options granted	$4.53	$4.26
Assumptions:
Dividend yield	4.30%	4.00%
Expected volatility	26.84%	23.50%
Risk-free interest rate	4.56%	4.02%
Expected life of option (years)	5.00	5.00

A summary of the Company’s stock option activity and related information follows:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (yrs)	Aggregate Intrinsic Value
(In thousands, expect share and per share data)
Outstanding at December 31, 2005	3,843,109	$16.57
Granted	8,000	23.28
Exercised	(92,478)	14.17
Forfeited	(13,092)	22.24
Outstanding at March 31, 2006	3,745,539	$16.62	5.9	$22,747
Vested or expected to vest at March 31, 2006	3,680,028	$16.53	5.9	$22,637
Exercisable at March 31, 2006	2,402,508	$14.05	5.1	$20,424

The total intrinsic value of options exercised during the three months ended March 31, 2006 and 2005 was $843,000 and $5,741,000, respectively. As of March 31, 2006, there was $4,562,000 of total unrecognized compensation cost related to non-vested stock option awards granted under the Company’s equity incentive plan. That cost is expected to be recognized over a weighted-average period of 1.8 years.

Packaging Corporation of America
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
March 31, 2006

4.   Stock-Based Compensation (Continued)

During 2003, the Company began granting shares of restricted stock to certain of its employees and directors. Restricted share awards granted to employees vest at the end of a three- or four-year period, whereas restricted share awards granted to directors vest at the end of a six-month period. The fair value of restricted shares is determined based on the closing price of the Company’s common stock on the grant date. The Company is recognizing compensation expense associated with these shares ratably over their vesting periods. A summary of the Company’s restricted share activity follows:

	2006		2005
	Shares	Fair Market Value at Date of Grant	Shares	Fair Market Value at Date of Grant
(dollars in thousands)
Restricted shares at December 31	387,030	$8,255	145,000	$3,062
Granted	12,000	280	19,500	482
Vested	(11,300)	(219)	—	—
Cancellations	(825)	(18)	—	—
Restricted shares at March 31	386,905	$8,298	164,500	$3,544

As of March 31, 2006, there was $5,698,000 of total unrecognized compensation costs related to the above restricted stock awards. The Company expects to recognize the cost of these stock awards over a weighted-average period of 2.8 years.

5.   Inventories

The components of inventories are as follows:

	March 31, 2006	December 31, 2005
		(audited)
(In thousands)
Raw materials	$88,279	$88,809
Work in process	5,292	5,119
Finished goods	60,966	61,994
Supplies and materials	75,302	76,197
Inventories at FIFO or average cost	229,839	232,119
Excess of FIFO or average over LIFO cost	(43,858)	(40,291)
Inventories, net	$185,981	$191,828

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

Packaging Corporation of America
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
March 31, 2006

6.   Goodwill and Other Intangible Assets

Goodwill

Changes in the carrying amount of goodwill for the period ended March 31, 2006 are as follows:

(In thousands)
Balance as of December 31, 2005	$34,187
Other	26
Balance at March 31, 2006	$34,213

Other Intangible Assets

The components of other intangible assets are as follows:

	Weighted	March 31, 2006		December 31, 2005
	Average Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
				(audited)
(In thousands)
Intangible assets subject to amortization:
Customer lists and relations	31 years	$17,660	$2,627	$17,660	$2,414
Covenants not to compete	8 years	1,742	1,494	1,742	1,423
	29 years	19,402	4,121	19,402	3,837
Intangible assets not subject to amortization:
Intangible pension asset		13,961	—	13,961	—
Total other intangible assets		$33,363	$4,121	$33,363	$3,837

7.   Employee Benefit Plans and Other Postretirement Benefits

For the three months ended March 31, 2006 and 2005, net periodic benefit costs related to pensions were comprised of the following:

	Three Months Ended March 31,
	2006	2005
(In thousands)
Components of Net Periodic Benefit Costs
Service cost for benefits earned during the year	$4,573	$3,819
Interest cost on accumulated benefit obligation	1,118	673
Expected return on assets	(692)	(258)
Net amortization of unrecognized amounts	700	547
Net periodic benefit costs	$5,699	$4,781

Packaging Corporation of America
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
March 31, 2006

7.   Employee Benefit Plans and Other Postretirement Benefits (Continued)

The Company makes pension plan contributions to the extent such contributions are mandatory, actuarially determined and tax deductible. The Company expects to contribute $22.3 million to the pension plans in 2006, of which $3.1 million has been contributed through March 31, 2006.

For the three months ended March 31, 2006 and 2005, net postretirement costs were comprised of the following:

	Three Months Ended March 31,
	2006	2005
(In thousands)
Components of Net Postretirement Costs
Service cost for benefits earned during the year	$236	$223
Interest cost on accumulated benefit obligation	147	146
Net amortization of unrecognized amounts	(52)	(44)
Net postretirement costs	$331	$325

8.   Restructuring Charges and Other Severance

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

In connection with the shutdown of the corrugated products plant, the Company recorded pre-tax restructuring charges of $1.7 million during the third and fourth quarters of 2005. The following table presents an analysis of first quarter 2006 activity related to this restructuring:

	Balance at December 31, 2005	Restructuring Charges	Cash Payments	Balance at March 31, 2006
(In thousands)
Severance and benefit costs	$497	$14	$(227)	$284
Equipment disposal and other costs	—	109	(109)	—
Total	$497	$123	$(336)	$284

The Company expects to incur $0.3 million in pre-tax dismantling and relocation costs related to the property, plant and equipment during the remainder of 2006.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Packaging Corporation of America, or PCA, is the sixth largest producer of containerboard and corrugated products in the United States, based on production capacity. Approximately 82% of the containerboard tons produced at our mills is consumed in our corrugated products manufacturing plants. The remaining 18% is sold to domestic customers or the export market. Besides containerboard, we produce a wide variety of products ranging from basic corrugated shipping containers to specialized packaging such as wax-coated boxes for the agriculture industry. We also have multi-color printing capabilities to make high-impact graphics boxes and displays that offer our customers more attractive packaging. Our operating facilities and customers are located primarily in the United States.

Results of Operations

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

The historical results of operations of PCA for the three months ended March 31, 2006 and 2005, are set forth below:

	Three Months Ended March 31,
	2006	2005	Change
(In thousands)
Net sales	$507,856	$489,437	$18,419
Income from operations	$22,483	$27,532	$(5,049)
Interest expense, net	(8,050)	(6,994)	(1,056)
Income before taxes	14,433	20,538	(6,105)
Provision for income taxes	(5,446)	(7,919)	2,473
Net income	$8,987	$12,619	$(3,632)

Net Sales

Net sales increased by $18.4 million, or 3.8%, for the three months ended March 31, 2006 from the comparable period in 2005. The increase was primarily the result of increased sales volumes and prices of corrugated products to third parties.

Total corrugated products volume sold for the three months ended March 31, 2006 increased 4.9% to 7.9 billion square feet. On a comparable shipments-per-workday basis, corrugated products volume was up 1.6% from the first quarter of 2005. The percentage increase in volume on a total basis is higher than the percentage increase on a shipments-per-workday basis since the first quarter of 2006 had two more workdays than the first quarter of 2005. The first quarter of 2006 contained 64 workdays  while the same period in 2005 contained 62 workdays. Shipments-per-workday is calculated by dividing our total corrugated products volume during the quarter by the number of workdays within the quarter. Containerboard volume to external domestic and export customers was down 8.1% for the three months ended March 31, 2006 from the three months ended March 31, 2005 as a result of increased shipments of PCA-produced containerboard to its corrugated products plants. Containerboard mill production for the three months ended March 31, 2006 was 579,000 tons compared to 565,000 tons in the same period in 2005. The primary reason for the increase in containerboard production in the first quarter of 2006 compared to the same period in 2005 is that the annual maintenance shutdown for our Valdosta, Georgia mill occurred in the first quarter in 2005 and was delayed until the second quarter in 2006 in order to maintain our containerboard inventory at our box plants at a sufficient level. Despite the delay of the Valdosta  shutdown, our containerboard inventories fell 15,000 tons below year-end 2005 levels.

Income From Operations

Income from operations decreased by $5.0 million, or 18.3%, for the three months ended March 31, 2006 compared to the three months ended March 31, 2005. The decrease in income from operations was primarily attributable to higher energy costs ($8.8 million), increased transportation costs ($5.6 million), increased salary expense ($3.6 million) including expenses recorded related to stock options, and other additional overhead expenses which were individually insignificant ($2.6 million). These items were partially offset by increased sales prices and volume ($16.0 million) and lower recycled fiber costs ($4.0 million). In addition, the Company’s first quarter 2005 operating income benefitted from a dividend of $2.5 million paid to the Company by Southern Timber Venture, LLC, a joint venture in which PCA holds a 31 1/3% ownership interest.

Gross profit increased $0.3 million, or 0.4%, for the three months ended March 31, 2006 from the comparable period in 2005. Gross profit as a percentage of net sales decreased from 15.0% of net sales in the first quarter of 2005 to 14.5% of net sales in the current quarter due primarily to the increased costs described previously.

Selling and administrative expenses increased $2.4 million, or 6.9%, for the three months ended March 31, 2006 compared to the same period in 2005. The increase was primarily the result of higher salary and fringe expenses related to merit increases, new hires and stock compensation expense ($1.8 million), as well as an increase in warehousing costs ($0.6 million) due to increased customer requirements.

Other expense for the three months ended March 31, 2006 increased $0.8 million, or 56.3%, compared to the three months ended March 31, 2005, primarily due to an increase in expense related to disposals of property, plant and equipment ($0.3 million) and an increase in legal expense ($0.3 million).

Corporate overhead decreased $0.4 million, or 3.4%, for the three months ended March 31, 2006 compared to the same period in 2005, primarily due to a decrease in fees paid for professional services ($0.5 million) related to legal matters.

Interest Expense, Net and Income Taxes

Interest expense, net increased $1.1 million, or 15.1%, for the three months ended March 31, 2006 from the three months ended March 31, 2005, primarily as a result of higher interest expense on the Company’s variable rate debt due to higher interest rates and reduced interest income earned on the Company’s cash equivalents due to lower cash balances.

PCA’s effective tax rate was 37.7% for the three months ended March 31, 2006 and 38.6% for the comparable period in 2005. The effective tax rate varies from the U.S. federal statutory tax rate of 35% principally due to the impact of state and local income taxes and the domestic manufacturers’ deduction.

Liquidity and Capital Resources

The following table presents a summary of our cash flows for the periods presented:

	Three Months Ended March 31,
	2006	2005	Change
(In thousands)
Net cash provided by (used for):
Operating activities	$516	$15,020	$(14,504)
Investing activities	(19,970)	(35,862)	15,892
Financing activities	(25,360)	(12,280)	(13,080)
Net decrease in cash and cash equivalents	$(44,814)	$(33,122)	$(11,692)

Operating Activities

Net cash provided by operating activities for the three months ended March 31, 2006 was $0.5 million, a decrease of $14.5 million, or 96.6%, from the comparable period in 2005. The decrease in net cash provided by operating activities was the result of lower net income as previously described and higher requirements for operating assets and liabilities of $12.6 million. The higher requirements for operating assets and liabilities in 2006 were driven by unfavorable changes in accounts payable ($16.0 million) and in accounts receivable ($9.2 million) primarily due to increased sales volumes and prices of corrugated products to third parties in the first three months of 2006 compared to the same period in 2005. This was partially offset by a favorable change in inventories ($11.0 million) due to lower containerboard inventories at the end of the first quarter of 2006 compared to the same period in 2005.

Investing Activities

Net cash used for investing activities for the three months ended March 31, 2006 decreased $15.9 million, or 44.3%, to $20.0 million, compared to the three months ended March 31, 2005. The decrease was primarily related to a decrease in additions to property, plant and equipment of $19.6 million during the first three months of 2006 compared to the same period in 2005, partially offset by higher additions to other long-term assets of $1.3 million and a $2.5 million joint venture dividend from Southern Timber Venture recognized during the first quarter of 2005.

Financing Activities

Net cash used for financing activities totaled $25.4 million for the three months ended March 31, 2006, an increase of $13.1 million, or 106.5%, from the comparable period in 2005. The increase was primarily attributable to $11.0 million in additional dividends paid on PCA’s common stock during the first quarter of 2006 compared to the same period in 2005 and lower proceeds received from stock option exercises of $2.5 million in 2006.

PCA’s primary sources of liquidity are net cash provided by operating activities, borrowings under PCA’s revolving credit facility, and additional borrowings under PCA’s receivables credit facility. As of March 31, 2006, PCA had $121.6 million in unused borrowing capacity under its existing credit agreements due to the impact on this borrowing capacity of $19.4 million of outstanding letters of credit. PCA’s primary uses of cash are for capital expenditures, debt service and declared common stock dividends, which it expects to be able to fund from these sources.

The following table provides the outstanding balances and the weighted average interest rates as of March 31, 2006 for PCA’s outstanding term loan, the revolving credit facility, the receivables credit facility, and the five- and ten-year senior notes:

Borrowing Arrangement	Balance at Mar. 31, 2006	Weighted Average Interest Rate	Projected Annual Cash Interest Payments
	(In thousands)
Senior Credit Facility:
Term loan	$39,000	6.23%	$2,430
Revolving credit facilty	—	N/A	N/A
Receivables Credit Facility	109,000	5.10	5,559
4 3/8% Five-Year Notes (due August 1, 2008)	150,000	4.38	6,570
5 3/4% Ten-Year Notes (due August 1, 2013)	400,000	5.75	23,000
Total	$698,000	5.38%	$37,559

The above table excludes unamortized debt discount of $2.8 million at March 31, 2006. It also excludes from the projected annual cash interest payments, the non-cash income from the annual amortization of the $27.0 million received in July 2003 from the settlement of the treasury locks related to the five- and ten-year notes. The amortization is being recognized over the terms of the five- and ten-year notes and is included in interest expense, net.

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

In addition, we must maintain minimum net worth, maximum leverage and minimum EBITDA to interest ratios under the senior credit facility. A failure to comply with the restrictions contained in our senior credit facility could lead to an event of default, which could result in an acceleration of such indebtedness. Such an acceleration would also constitute an event of default under the five- and ten-year notes indentures and the receivables credit facility. As of March 31, 2006, PCA was in compliance with these covenants.

PCA currently expects to incur capital expenditures of $95.0 million to $105.0 million in 2006. These expenditures will be used primarily for maintenance capital, cost reduction, business growth and environmental compliance. As of March 31, 2006, PCA had spent $17.3 million for capital expenditures and had committed to spend an additional $37.6 million in the remainder of 2006 and beyond.

PCA believes that its net cash generated from operating activities, available cash reserves and, as required, borrowings under its committed credit facilities will be adequate to meet its current and future liquidity and capital requirements, including payment of any declared common stock dividends. As its debt or credit facilities become due, PCA will need to repay, extend or replace such facilities, which will be subject to future economic conditions and financial, business and other factors, certain of which are beyond PCA’s control.

Market Risk and Risk Management Policies

PCA is exposed to the impact of interest rate changes and changes in the market value of its financial instruments. PCA periodically enters into derivatives in order to minimize these risks, but not for trading purposes. As of March 31, 2006, PCA was not a party to any derivative instruments.

As the interest rates on approximately 79% of PCA’s debt are fixed, a one percent increase in interest rates related to variable rate debt would have resulted in an increase in interest expense and a corresponding decrease in income before taxes of $1.5 million annually. As of March 31, 2006, the weighted average LIBOR was 4.98%, and the weighted average commercial paper rate was 4.70%. In the event of a change in interest rates, management could take actions to mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in PCA’s financial structure.

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

Impact of Inflation

PCA does not believe that inflation has had a material impact on its financial position or results of operations during the three month periods ending March 31, 2006 and 2005.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements as of March 31, 2006 that would require disclosure under SEC FR-67, “Disclosure in Management’s Discussion and Analysis About Off-Balance Sheet Arrangement and Aggregate Contractual Obligations.”

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

PCA has included in its Annual Report on Form 10-K for the year ended December 31, 2005, a discussion of its critical accounting policies which we believe affect our more significant judgments and estimates used in the preparation of our consolidated financial statements. PCA has changed its policy regarding stock-based compensation following the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment” on January 1, 2006.

Stock-Based Compensation

The Company has one stock-based employee compensation plan. Prior to January 1, 2006, the Company accounted for its stock option plan under the recognition and measurement provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations, as permitted by Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation.”  No stock option-based employee compensation cost was recognized in the Statement of Operations prior to January 1, 2006 as all stock options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. However, prior to the adoption of SFAS No. 123(R), stock-based compensation had been included in pro forma disclosures in the financial statement footnotes for periods prior to January 1, 2006.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), “Share-Based Payment,” using the modified-prospective-transition method. Under that transition method, stock compensation cost recognized includes:  (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value, estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). Results for prior periods have not been restated.

The Company uses the Black-Scholes-Merton option-pricing model to estimate the fair value of each option grant as of the date of grant. Expected volatilities are based on historical volatility of the Company’s common stock. The expected life of the option is estimated using historical data pertaining to option exercises and employee terminations. Separate groups of employees that have similar historical exercise behavior are considered separately for estimating the expected life. The risk-free interest rate is based on U.S. Treasury yields in effect at the time of grant.

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

Our actual results, performance or achievement could differ materially from those expressed in, or implied by, these forward-looking statements, and accordingly, we can give no assurances that any of the events anticipated by the forward-looking statements will transpire or occur, or if any of them do so, what impact they will have on our results of operations or financial condition. In view of these uncertainties, investors are cautioned not to place undue reliance on these forward-looking statements. We expressly disclaim any obligation to publicly revise any forward-looking statements that have been made to reflect the occurrence of events after the date hereof. For a discussion of other factors that may affect our business, see Item 1A. Risk Factors included in Annual Report on Form 10-K for the year ended December 31, 2005.

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

Certifications

On June 2, 2005, the Company filed with the New York Stock Exchange (the “NYSE”) the Annual CEO Certification regarding the Company’s compliance with the NYSE’s Corporate Governance listing standards as required by Section 303A.12(a) of the New York Stock Exchange Listed Company Manual. In addtion, the Company has filed as exhibits to its Quarterly Report on Form 10-Q for the period ended March 31, 2006, the applicable certifications of its Chief Executive Officer and its Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act of 2002, regarding the quality of the Company’s public disclosures.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk.

For a discussion of market risks related to PCA, see Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Market Risk and Risk Management Policies” in this Quarterly Report on Form 10-Q.

Item 4.   Controls and Procedures.

PCA’s management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of PCA’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of March 31, 2006. The evaluation of PCA’s disclosure controls and procedures included a review of the controls’ objectives and design, PCA’s implementation of the controls and the effect of the controls on the information generated for use in this quarterly report on Form 10-Q.

Based upon their evaluation as of March 31, 2006, PCA’s Chief Executive Officer and Chief Financial Officer have concluded that PCA’s disclosure controls and procedures are effective to ensure that material information relating to PCA is made known to management, including the Chief Executive Officer and Chief Financial Officer, particularly during the periods when PCA’s periodic reports are being prepared.

During the quarter ended March 31, 2006, there were no changes in internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, PCA’s internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.   Legal Proceedings.

On May 14, 1999, PCA was named as a defendant in two Consolidated Class Action Complaints which alleged a civil violation of Section 1 of the Sherman Act. The suits, then captioned Winoff Industries, Inc. v. Stone Container Corporation, MDL No. 1261 (E.D. Pa.) and General Refractories Co. v. Gaylord Container Corporation, MDL No. 1261 (E.D. Pa.), name PCA as a defendant based solely on the allegation that PCA is successor to the interests of Tenneco Packaging Inc. and Tenneco Inc., both of which were also named as defendants in the suits, along with nine other linerboard and corrugated sheet manufacturers. The complaints allege that the defendants, during the period October 1, 1993 through November 30, 1995, conspired to limit the supply of linerboard, and that the purpose and effect of the alleged conspiracy was to artificially increase prices of corrugated containers and corrugated sheets, respectively. On November 3, 2003, Pactiv (formerly known as Tenneco Packaging), Tenneco and PCA entered into an agreement to settle the class action lawsuits. The settlement agreement provides for a full release of all claims against PCA as a result of the class action lawsuits and was approved by the Court in an opinion issued on April 21, 2004. Approximately 160 plaintiffs opted out of the class and together filed about ten direct action complaints in various federal courts across the country. All of the opt-out complaints make allegations against the defendants, including PCA, substantially similar to those made in the class actions. The settlement agreement does not cover these direct action cases. These actions have  all been consolidated as In re Linerboard, MDL 1261 (E.D. Pa.) for pretrial purposes. Pactiv, Tenneco, and PCA have reached an agreement to settle all of the opt-out cases. These agreements provide for a full release of all claims against PCA as a result of the litigation. PCA has made no payments to the plaintiffs as a result of the settlement of any of the opt-out suits. As of the date of this filing, we believe it is not reasonably possible that the outcome of any pending litigation related to these matters will have a material adverse effect on our financial position, results of operations or cash flows.

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

Item 1A. Risk Factors

There have been no material changes to the factors disclosed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2005.

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
Date: May 10, 2006