Form 10-Q
period 2006-06-30
PACKAGING CORP OF AMERICA
filed 2006-07-28
CIK 75677

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2006
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

As of  July 25, 2006, the Registrant had outstanding 104,125,688 shares of common stock, par value $0.01 per share.

PART I
FINANCIAL INFORMATION

Item 1.   Financial Statements.

Packaging Corporation of America
Condensed Consolidated Balance Sheets

	June 30, 2006	December 31, 2005
	(unaudited)
(In thousands, except share and per share amounts)
Assets
Current assets:
Cash and cash equivalents	$94,078	$112,669
Accounts and notes receivable, net of allowance for doubtful accounts and customer deductions of $6,897 and $5,404 as of June 30, 2006 and December 31, 2005, respectively	263,702	213,181
Inventories	194,339	191,828
Prepaid expenses and other current assets	14,660	6,836
Deferred income taxes	21,796	28,975
Total current assets	588,575	553,489
Property, plant and equipment, net	1,284,873	1,320,511
Goodwill	37,028	34,187
Other intangible assets, net of accumulated amortization of $4,399 and $3,837 as of June 30, 2006 and December 31, 2005, respectively	29,364	29,526
Other long-term assets	36,350	35,585
Total assets	$1,976,190	$1,973,298
Liabilities and shareholders’ equity
Current liabilities:
Short-term debt and current maturities of long-term debt	$118,142	$118,030
Accounts payable	131,466	124,851
Dividends payable	25,954	27,045
Accrued interest	12,833	12,774
Accrued federal and state income taxes	20,002	2,569
Accrued liabilities	77,332	86,825
Total current liabilities	385,729	372,094
Long-term liabilities:
Long-term debt	577,606	577,173
Deferred income taxes	283,511	292,710
Other liabilities	54,757	49,901
Total long-term liabilities	915,874	919,784
Shareholders’ equity:
Common stock, par value $.01 per share, 300,000,000 shares authorized, 104,073,524 shares and 103,686,284 shares issued as of June 30, 2006 and December 31, 2005, respectively	1,041	1,037
Additional paid in capital	417,994	418,621
Unearned compensation on restricted stock	—	(6,005)
Retained earnings	237,743	248,404
Accumulated other comprehensive income:
Unrealized gain on derivatives, net	17,813	19,367
Cumulative foreign currency translation adjustment	(4)	(4)
Total accumulated other comprehensive income	17,809	19,363
Total shareholders’ equity	674,587	681,420
Total liabilities and shareholders’ equity	$1,976,190	$1,973,298

See notes to condensed consolidated financial statements.

Packaging Corporation of America

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended June 30,
	2006	2005
(In thousands, except per share amounts)
Net sales	$551,095	$519,325
Cost of sales	(438,957)	(423,410)
Gross profit	112,138	95,915
Selling and administrative expenses	(39,516)	(37,490)
Corporate overhead	(12,367)	(12,785)
Joint venture dividend	—	11,526
Other expense, net	(2,449)	(2,886)
Income from operations	57,806	54,280
Interest expense, net	(8,210)	(7,076)
Income before taxes	49,596	47,204
Provision for income taxes	(17,351)	(19,444)
Net income	$32,245	$27,760

Weighted average common shares outstanding:
Basic	103,421	107,418
Diluted	104,334	108,225

Net income per common share:
Basic	$0.31	$0.26
Diluted	$0.31	$0.26
Dividends declared per common share	$0.25	$0.25

See notes to condensed consolidated financial statements.

Packaging Corporation of America

Condensed Consolidated Statements of Operations

(unaudited)

	Six Months Ended June 30,
	2006	2005
(In thousands, except per share amounts)
Net sales	$1,058,951	$1,008,762
Cost of sales	(873,235)	(839,581)
Gross profit	185,716	169,181
Selling and administrative expenses	(77,217)	(72,746)
Corporate overhead	(23,546)	(24,352)
Joint venture dividend	—	14,032
Other expense, net	(4,664)	(4,303)
Income from operations	80,289	81,812
Interest expense, net	(16,260)	(14,070)
Income before taxes	64,029	67,742
Provision for income taxes	(22,797)	(27,363)
Net income	$41,232	$40,379

Weighted average common shares outstanding:
Basic	103,388	107,220
Diluted	104,320	108,139

Net income per common share:
Basic	$0.40	$0.38
Diluted	$0.40	$0.37
Dividends declared per common share	$0.50	$0.50

See notes to condensed consolidated financial statements.

Packaging Corporation of America

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended June 30,
	2006	2005
(In thousands)
Cash Flows from Operating Activities:
Net income	$41,232	$40,379
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	77,304	78,733
Amortization of financing costs	344	344
Amortization of treasury lock	(1,554)	(1,554)
Share-based compensation expense	3,053	538
Deferred income tax provision	(2,020)	22,683
Loss on disposals of property, plant and equipment	2,438	3,170
Gain from joint venture dividend	—	(15,038)
Excess tax benefits from share-based compensation expense	—	4,680
Changes in operating assets and liabilities:
Increase in assets—
Accounts receivable	(48,613)	(15,177)
Inventories	(1,919)	(5,582)
Prepaid expenses and other current assets	(7,824)	(18,228)
Increase (decrease) in liabilities—
Accounts payable	4,292	(660)
Accrued liabilities	7,924	(5,979)
Other, net	5,135	5,532
Net cash provided by operating activities	79,792	93,841
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(40,522)	(68,917)
Acquistion of business	(4,167)	(48,078)
Additions to other long term assets	(3,440)	(2,431)
Proceeds from disposals of property, plant and equipment	272	14
Joint venture dividend	—	15,038
Net cash used for investing activities	(47,857)	(104,374)
Cash Flows from Financing Activities:
Payments on long-term debt	(24)	(153)
Common stock dividends paid	(52,991)	(42,899)
Proceeds from exercise of stock options	1,831	5,718
Excess tax benefits from share-based compensation expense	658	—
Net cash used for financing activities	(50,526)	(37,334)
Net decrease in cash and cash equivalents	(18,591)	(47,867)
Cash and cash equivalents, beginning of period	112,669	213,321
Cash and cash equivalents, end of period	$94,078	$165,454

See notes to condensed consolidated financial statements.

Packaging Corporation of America
Notes to Condensed Consolidated Financial Statements
(unaudited)
June 30, 2006

1.   Basis of Presentation

The consolidated financial statements as of June 30, 2006 of Packaging Corporation of America (“PCA” or the “Company”) and for the three- and six-month periods ended June 30, 2006 and 2005 are unaudited but include all adjustments (consisting only of normal recurring adjustments) that management considers necessary for a fair presentation of such financial statements. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with Article 10 of SEC Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. Operating results for the period ended June 30, 2006 are not necessarily indicative of the results that may be expected for the period ending December 31, 2006. These consolidated financial statements should be read in conjunction with PCA’s Annual Report on Form 10-K for the year ended December 31, 2005.

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
June 30, 2006

2.   Summary of Accounting Policies (Continued)

Comprehensive Income

Comprehensive income is as follows:

	Three Months Ended June 30,
	2006	2005
(In thousands)
Net income	$32,245	$27,760
Other comprehensive income, net of tax:
Amortization of treasury lock	(777)	(778)
Foreign currency translation adjustment.	—	2
Comprehensive income	$31,468	$26,984

	Six Months Ended June 30,
	2006	2005
(In thousands)
Net income	$41,232	$40,379
Other comprehensive income, net of tax:
Amortization of treasury lock	(1,554)	(1,554)
Foreign currency translation adjustment	—	2
Comprehensive income	$39,678	$38,827

Reclassifications

Prior year’s financial statements have been reclassified where appropriate to conform with current year presentation.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109.” FIN No. 48 provides guidance with respect to the recognition and measurement in the financial statements of uncertain tax positions taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company is assessing FIN No. 48 and has not determined the impact that the adoption of FIN No. 48 will have on its results of operations.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and SFAS No. 3.’’ The statement requires that all voluntary changes in accounting principle be reported by retrospectively applying the principle to all prior periods that are

Packaging Corporation of America
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
June 30, 2006

2.   Summary of Accounting Policies (Continued)

presented in the financial statements. The statement is effective for fiscal years beginning after December 15, 2005. The Company’s financial position, results of operations or cash flows will only be impacted by SFAS No. 154 if it implements changes in accounting principles that are addressed by the standard or corrects accounting errors in future periods.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions.’’ This statement amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Under SFAS No. 153, if a nonmonetary exchange of similar productive assets meets a commercial-substance criterion and fair value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss. SFAS No. 153 is effective for nonmonetary transactions in fiscal periods beginning after June 15, 2005. The adoption of this statement on January 1, 2006 did not have an impact on the Company’s financial position, results of operations or cash flows.

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

3.   Earnings Per Share

The following table sets forth the computation of basic and diluted income per common share for the periods presented.

	Three Months Ended June 30,
	2006	2005
(In thousands, except per share data)
Numerator:
Net income	$32,245	$27,760

Denominator:
Basic common shares outstanding	103,421	107,418
Effect of dilutive securities:
Stock options	755	740
Unvested restricted stock	158	67
Dilutive common shares outstanding	104,334	108,225

Basic income per common share	$0.31	$0.26
Diluted income per common share	$0.31	$0.26

Packaging Corporation of America
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
June 30, 2006

3.   Earnings Per Share (Continued)

	Six Months Ended June 30,
	2006	2005
(In thousands, except per share data)
Numerator:
Net income	$41,232	$40,379

Denominator:
Basic common shares outstanding	103,388	107,220
Effect of dilutive securities:
Stock options	789	855
Unvested restricted stock	143	64
Dilutive common shares outstanding	104,320	108,139

Basic income per common share	$0.40	$0.38
Diluted income per common share	$0.40	$0.37

4.   Stock-Based Compensation

In October 1999, the Company adopted a long-term equity incentive plan, which provides for grants of stock options, stock appreciation rights, restricted stock and performance awards to directors, officers and employees of PCA, as well as others who engage in services for PCA. Option awards granted to officers, employees and directors have contractual lives of seven or ten years. Options granted to officers and employees vest ratably over a three- or four-year period, whereas options granted to directors vest immediately. The plan, which will terminate on October 19, 2009, provides for the issuance of up to 4,400,000 shares of common stock. On May 4, 2005, the plan was amended to provide for the issuance of an additional 2,150,000 shares of common stock, or 6,550,000 shares in total. As of June 30, 2006, options or restricted stock for 5,420,755 shares have been granted. Forfeitures are added back to the pool of shares of common stock available to be granted at a future date.

Prior to January 1, 2006, the Company accounted for its equity incentive plan under the recognition and measurement provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations, as permitted by Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation.” No stock option-based stock compensation cost was recognized in the Statement of Operations prior to January 1, 2006 as all stock options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), “Share-Based Payment,” using the modified-prospective-transition method. Under that transition method, stock compensation cost recognized in 2006 includes:

Packaging Corporation of America
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
June 30, 2006

4.   Stock-Based Compensation (Continued)

(a) compensation cost for all share-based payments granted prior to, but not vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of  SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). Results for prior periods have not been restated.

As a result of adopting SFAS No. 123(R) on January 1, 2006, the Company’s income before income taxes for the three- and six-month periods ended June 30, 2006, was $1,104,000 and $1,891,000 lower, respectively, and the Company’s net income for the same periods was $673,000 and $1,152,000 lower, respectively, than if it had continued to account for share-based compensation under APB No. 25. Basic and diluted earnings per share for the three-month period ended June 30, 2006 were both $0.01 lower, and for the six-month period ended June 30, 2006 were both $0.01 lower, than if the Company had continued to account for share-based compensation under APB No. 25.

Prior to the adoption of SFAS No. 123(R), the Company presented all tax benefits of deductions resulting from share-based payment arrangements as operating cash flows in the Statement of Cash Flows. SFAS No. 123(R) requires the cash flows resulting from the tax benefits from tax deductions in excess of the compensation cost recognized for those share awards (excess tax benefits) to be classified as financing cash flows. The $658,000 excess tax benefit classified as a financing cash inflow for the six months ended June 30, 2006 would have been classified as an operating cash inflow if the Company had not adopted SFAS No. 123(R).

As a result of adopting SFAS No 123(R), unearned compensation previously recorded in equity was reclassified against additional paid in capital on January 1, 2006. All stock-based compensation expense not recognized as of December 31, 2005 and compensation expense related to future grants of stock options and amortization of restricted stock will be recorded directly to additional paid in capital.

Compensation expense for both stock options and restricted stock recognized in the Statement of Operations for the three- and six-month periods ended June 30, 2006 and 2005 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2006	2005	2006	2005
Stock options	$(1,104)	$—	$(1,891)	$—
Restricted stock	(592)	(309)	(1,162)	(538)
Impact on income before income taxes	(1,696)	(309)	(3,053)	(538)
Income tax benefit	663	122	1,193	212
Impact on net income	$(1,033)	$(187)	$(1,860)	$(326)

Packaging Corporation of America
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
June 30, 2006

4.   Stock-Based Compensation (Continued)

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to options granted under the Company’s stock option plan for the three- and six-month periods ended June 30, 2005:

	Three months ended June 30, 2005	Six months ended June 30, 2005
(In thousands, except per share amounts)
Net income as reported	$27,760	$40,379
Add: amortization of unearned compensation on restricted stock, net of tax	187	326
Less: stock-based compensation expense determined using fair value method, net of tax	(751)	(1,667)
Pro forma net income	$27,196	$39,038
Earnings per common share:
Basic	$0.26	$0.38
Diluted	$0.26	$0.37
Pro forma earnings per common share:
Basic	$0.25	$0.36
Diluted	$0.25	$0.36

Note that the above pro forma disclosure is provided for the three- and six-month periods ended June 30, 2005 because employee stock options were not accounted for using the fair-value method during that period. When the Company presents its financial statements for 2006, it will present pro forma disclosures only for 2005 and 2004 because share-based payments will have been accounted for under SFAS No. 123(R)’s fair value method for all of 2006.

Packaging Corporation of America
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
June 30, 2006

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

	Six Months Ended June 30,
	2006	2005
Weighted-average fair value of options granted	$3.82	$3.72
Assumptions:
Dividend yield	4.77%	4.70%
Expected volatility	25.49%	27.15%
Risk-free interest rate	5.14%	3.77%
Expected life of option (years)	5	5

A summary of the Company’s stock option activity and related information follows:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
				(In thousands)
Outstanding at December 31, 2005	3,843,109	$16.57
Granted	337,795	21.01
Exercised	(136,515)	13.41
Forfeited	(13,862)	22.34
Outstanding at June 30, 2006	4,030,527	$17.03	5.8	$21,342
Outstanding-vested or expected to vest at June 30, 2006	3,956,641	$16.94	5.8	$21,248
Exercisable at June 30, 2006	3,002,286	$15.49	5.3	$20,229

The total intrinsic value of options exercised during the three months ended June 30, 2006 and 2005 was $445,000 and $6,211,000, respectively, and during the six months ended June 30, 2006 and 2005 was $1,288,000 and $11,952,000, respectively. As of June 30, 2006, there was $4,687,000 of total unrecognized compensation cost related to non-vested stock option awards granted under the Company’s equity incentive plan. That cost is expected to be recognized over a weighted-average period of 2.1 years.

Packaging Corporation of America
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
June 30, 2006

4.   Stock-Based Compensation (Continued)

During 2003, the Company began granting shares of restricted stock to certain of its employees and directors. Restricted stock awards granted to employees vest at the end of a three- or four-year period, whereas restricted stock awards granted to directors vest at the end of a six-month period. The fair value of restricted stock is determined based on the closing price of the Company’s common stock on the grant date. The Company is recognizing compensation expense associated with restricted stock awards ratably over their vesting periods. A summary of the Company’s restricted stock activity follows:

	2006		2005
	Shares	Fair Market Value at Date of Grant	Shares	Fair Market Value at Date of Grant
(dollars in thousands)
Restricted stock at January 1	387,030	$8,255	145,000	$3,062
Granted	251,550	5,301	250,755	5,403
Vested	(11,300)	(219)	—	—
Cancellations	(825)	(18)	—	—
Restricted stock at June 30	626,455	$13,319	395,755	$8,465

As of June 30, 2006, there was $10,127,000 of total unrecognized compensation costs related to the above restricted stock awards. The Company expects to recognize the cost of these stock awards over a weighted-average period of 3.3 years.

5.   Inventories

The components of inventories are as follows:

	June 30, 2006	December 31, 2005
	(unaudited)
(In thousands)
Raw materials	$87,197	$88,809
Work in process	6,277	5,119
Finished goods	64,493	61,994
Supplies and materials	81,406	76,197
Inventories at FIFO or average cost	239,373	232,119
Excess of FIFO or average over LIFO cost	(45,034)	(40,291)
Inventories, net	$194,339	$191,828

An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations must necessarily be based on management’s estimates of expected year-end inventory levels and costs. Because

Packaging Corporation of America
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
June 30, 2006

5.   Inventories (Continued)

these are subject to many forces beyond management’s control, interim results are subject to the final year-end LIFO inventory valuation.

6.   Goodwill and Other Intangible Assets

Goodwill

Changes in the carrying amount of goodwill for the period ended June 30, 2006 are as follows:

(In thousands)
Balance as of December 31, 2005	$34,187
Acquisition	2,775
Other	66
Balance at June 30, 2006	$37,028

Other Intangible Assets

The components of other intangible assets are as follows:

	Weighted	June 30, 2006		December 31, 2005
	Average Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
		(unaudited)
(Dollars in thousands)
Intangible assets subject to amortization:
Customer lists and relations	31 years	$17,660	$2,840	$17,660	$2,414
Covenants not to compete	7 years	2,142	1,559	1,742	1,423
		19,802	4,399	19,402	3,837
Intangible assets not subject to amortization:
Intangible pension asset		13,961	—	13,961	—
Total other intangible assets		$33,763	$4,399	$33,363	$3,837

Packaging Corporation of America
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
June 30, 2006

7.   Employee Benefit Plans and Other Postretirement Benefits

For the three and six months ended June 30, 2006 and 2005, net pension costs were comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
(In thousands)
Components of Net Pension Costs
Service cost for benefits earned during the year	$4,573	$3,819	$9,146	$7,638
Interest cost on accumulated benefit obligation	1,118	673	2,236	1,346
Expected return on assets	(692)	(258)	(1,384)	(516)
Net amortization of unrecognized amounts	700	547	1,400	1,094
Net pension benefit costs	$5,699	$4,781	$11,398	$9,562

The Company makes pension plan contributions to the extent such contributions are mandatory, actuarially determined and tax deductible. The Company expects to contribute $22.3 million to the pension plans in 2006, of which $7.7 million has been contributed through June 30, 2006.

For the three and six months ended June 30, 2006 and 2005, net postretirement costs were comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
(In thousands)
Components of Net Postretirement Costs
Service cost for benefits earned during the year	$236	$223	$472	$446
Interest cost on accumulated benefit obligation	147	146	294	292
Net amortization of unrecognized amounts	(52)	(44)	(104)	(88)
Net postretirement costs	$331	$325	$662	$650

8.   Restructuring Charges and Other Severance

In August 2005, the Company announced that it would close a corrugated products plant by December 31, 2005. The charges related to this plant closing are being recorded in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred.

Packaging Corporation of America
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
June 30, 2006

8.   Restructuring Charges and Other Severance (Continued)

In connection with the shutdown of the corrugated products plant, the Company recorded pre-tax restructuring charges of $1.7 million during the third and fourth quarters of 2005. The following table presents an analysis of the first and second quarter 2006 activity related to this restructuring:

	Balance at December 31, 2005	Restructuring Charges	Cash Payments	Balance at June 30, 2006
(In thousands)
Severance and benefit costs	$497	$(25)	$(368)	$104
Equipment disposal and other costs	—	128	(128)	—
Total	$497	$103	$(496)	$104

The Company expects to incur an additional $0.3 million in expenses for pre-tax dismantling and relocation costs related to the property, plant and equipment during the remainder of 2006.

9.   Acquisition

During the second quarter of 2006, PCA acquired a sheet plant in Miami, Florida. The purchase method of accounting was used to account for the acquistion. Approximately $2.8 million of goodwill (which is deductible for income tax purposes) was recorded in connection with the acquisition. Sales and total assets of the plant acquired were not material. Operating results of the plant subsequent to the date of acquistion are included in the Company’s operating results.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Packaging Corporation of America, or PCA, is the sixth largest producer of containerboard and corrugated products in the United States, based on production capacity. Approximately 82% of the containerboard tons produced at our mills are consumed in our corrugated products manufacturing plants. The remaining 18% is sold to domestic customers or the export market. Besides containerboard, we produce a wide variety of products ranging from basic corrugated shipping containers to specialized packaging such as wax-coated boxes for the agriculture industry. We also have multi-color printing capabilities to make high-impact graphics boxes and displays that offer our customers more attractive packaging. Our operating facilities and customers are located primarily in the United States.

Results of Operations

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005

The historical results of operations of PCA for the three months ended June 30, 2006 and 2005, are set forth below:

	Three Months Ended June 30,
	2006	2005	Change
(In thousands)
Net sales	$551,095	$519,325	$31,770
Income from operations	$57,806	$54,280	$3,526
Interest expense, net	(8,210)	(7,076)	(1,134)
Income before taxes	49,596	47,204	2,392
Provision for income taxes	(17,351)	(19,444)	2,093
Net income	$32,245	$27,760	$4,485

Net Sales

Net sales increased by $31.8 million, or 6.1%, for the three months ended June 30, 2006 from the comparable period in 2005. The increase was primarily the result of increased sales volumes and prices of corrugated products and containerboard to third parties.

Total corrugated products volume sold for the three months ended June 30, 2006 increased 0.5% to 8.0 billion square feet. On a comparable shipments-per-workday basis, corrugated products volume was up 2.1% from the second quarter of 2005. The percentage increase in volume on a shipments-per-workday basis is higher than the percentage increase on a total volume because the second quarter of 2006 had one less workday than the second quarter of 2005. The second quarter of 2006 contained 63 workdays  while the same period in 2005 contained 64 workdays. Shipments-per-workday is calculated by dividing our total corrugated products volume during the quarter by the number of workdays within the quarter. Containerboard volume to external domestic and export customers was up 6.9% for the three months ended June 30, 2006 from the three months ended June 30, 2005. Containerboard mill production for the three months ended June 30, 2006 was 592,000 tons compared to 585,000 tons in the same period in 2005.

Income From Operations

Income from operations increased by $3.5 million, or 6.5%, for the three months ended June 30, 2006 compared to the three months ended June 30, 2005. The increase in income from operations was primarily attributable to higher sales prices and volume ($39.9 million) partially offset by increases in energy costs ($6.6 million); transportation costs ($5.5 million); salary expense ($3.9 million) which includes expenses recorded related to stock options; fringe benefits ($3.6 million) which includes medical, pension and workers’ compensation costs; hourly labor costs ($2.0 million); reduced profits from wood products ($1.6 million); and other cost increases which were individually insignificant ($1.7 million). In addition, the Company’s second quarter 2005 operating income benefitted from a dividend of $11.5 million, net of expenses, paid to the Company by Southern Timber Venture, LLC (STV), a joint venture in which PCA holds a 31 1/3% ownership interest.

Gross profit increased $16.2 million, or 16.9%, for the three months ended June 30, 2006 from the comparable period in 2005. Gross profit as a percentage of net sales increased from 18.5% of net sales in the second quarter of 2005 to 20.3% of net sales in the current quarter due primarily to the increased sales prices and volume described previously.

Selling and administrative expenses increased $2.0 million, or 5.4%, for the three months ended June 30, 2006 compared to the same period in 2005. The increase was primarily the result of higher salary expense related to merit increases, new hires and share-based compensation expense ($1.5 million), as well as an increase in warehousing costs ($0.4 million) due to increased customer requirements.

Corporate overhead decreased $0.4 million, or 3.3%, for the three months ended June 30, 2006 compared to the same period in 2005, primarily due to a decrease in fees paid for professional services related to legal fees ($0.4 million).

Other expense for the three months ended June 30, 2006 decreased $0.4 million, or 15.1%, compared to the three months ended June 30, 2005, primarily due to a decrease in expense related to disposals of property, plant and equipment ($0.6 million) and partially offset by an increase in legal reserves ($0.2 million).

Interest Expense, Net and Income Taxes

Interest expense, net increased $1.1 million, or 16.0%, for the three months ended June 30, 2006 from the three months ended June 30, 2005, primarily as a result of higher interest expense on the Company’s variable rate debt due to higher interest rates and reduced interest income earned on the Company’s cash equivalents due to lower cash balances.

PCA’s effective tax rate was 35.0% for the three months ended June 30, 2006 and 41.2% for the comparable period in 2005. The effective tax rate varies from the U.S. federal statutory tax rate of 35% principally due to the impact of state and local income taxes, the domestic manufacturers’ deduction and a change in the Texas tax law enacted in the second quarter of 2006.

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005

The historical results of operations of PCA for the six months ended June 30, 2006 and 2005, are set forth below:

	Six Months Ended June 30,
(In thousands)	2006	2005	Change
Net sales	$1,058,951	$1,008,762	$50,189
Income from operations	$80,289	$81,812	$(1,523)
Interest expense, net	(16,260)	(14,070)	(2,190)
Income before taxes	64,029	67,742	(3,713)
Provision for income taxes	(22,797)	(27,363)	4,566
Net income	$41,232	$40,379	$853

Net Sales

Net sales increased by $50.2 million, or 5.0%, for the six months ended June 30, 2006 from the comparable period in 2005. The increase was primarily the result of increased sales prices of corrugated products and containerboard and increased sales volume of corrugated products.

Total corrugated products volume sold for the six months ended June 30, 2006 increased 2.6% to 15.9 billion square feet. On a comparable shipments-per-workday basis, corrugated products volume was up 1.8% from the first half of 2005. The percentage increase in volume on a total basis is higher than the percentage increase on a shipments-per-workday basis because the first half of 2006 had one more workday than the first half of 2005. The first six months of 2006 contained 127 workdays  while the same period in 2005 contained 126 workdays. Containerboard volume to external domestic and export customers was down 0.8% for the six months ended June 30, 2006 from the six months ended June 30, 2005. Containerboard mill production for the six months ended June 30, 2006 was 1,170,000 tons compared to 1,151,000 tons in the same period in 2005.

Income From Operations

Income from operations decreased by $1.5 million, or 1.9%, for the six months ended June 30, 2006 compared to the six months ended June 30, 2005. The decrease in income from operations was primarily attributable to increased energy costs ($15.4 million); increased transportation costs ($11.1 million); increased salary expense ($7.5 million) which includes expenses recorded related to stock options; fringe benefits ($3.8 million) which includes medical, pension and workers’ compensation costs; hourly labor costs ($2.8 million); and other cost increases which were individually insignificant ($2.8 million). In addition, the Company’s first half 2005 operating income benefitted from two dividends paid to the Company by STV ($14.0 million, in total of income recorded, net of expenses). These items were almost entirely offset by higher sales prices and volume ($55.9 million).

Gross profit increased $16.5 million, or 9.8%, for the six months ended June 30, 2006 from the comparable period in 2005. Gross profit as a percentage of net sales increased from 16.8% of net sales in the first six months of 2005 to 17.5% of net sales in the first six months of 2006 due primarily to the increased prices and volume described previously.

Selling and administrative expenses increased $4.5 million, or 6.1%, for the six months ended June 30, 2006 compared to the same period in 2005. The increase was primarily the result of higher salary expense related to merit increases, new hires and share-based compensation expense ($2.9 million), as well as an increase in warehousing costs ($1.0 million) due to increased customer requirements.

Corporate overhead decreased $0.8 million, or 3.3%, for the six months ended June 30, 2006 compared to the same period in 2005, primarily due to a decrease in fees paid for professional services related to legal fees ($0.8 million).

Other expense for the six months ended June 30, 2006 increased $0.4 million, or 8.4%, compared to the six months ended June 30, 2005, primarily due to an increase in legal reserves ($0.4 million).

Interest Expense, Net and Income Taxes

Interest expense, net increased $2.2 million, or 15.6%, for the six months ended June 30, 2006 from the six months ended June 30, 2005, primarily as a result of higher interest expense on the Company’s variable rate debt due to higher interest rates and reduced interest income earned on the Company’s cash equivalents due to lower cash balances.

PCA’s effective tax rate was 35.6% for the six months ended June 30, 2006 and 40.4% for the comparable period in 2005. The effective tax rate varies from the U.S. federal statutory tax rate of 35%

principally due to the impact of state and local income taxes, the domestic manufacturers’ deduction and a change in the Texas tax law enacted in the second quarter of 2006.

Liquidity and Capital Resources

The following table presents a summary of our cash flows for the periods presented:

	Six Months Ended June 30,
	2006	2005	Change
(In thousands)
Net cash provided by (used for):
Operating activities	$79,792	$93,841	$(14,049)
Investing activities	(47,857)	(104,374)	56,517
Financing activities	(50,526)	(37,334)	(13,192)
Net decrease in cash and cash equivalents	$(18,591)	$(47,867)	$29,276

Operating Activities

Net cash provided by operating activities for the six months ended June 30, 2006 was $79.8 million, a decrease of $14.0 million, or 15.0%, from the comparable period in 2005. The decrease in net cash provided by operating activities was the result of lower deferred tax provision of $24.7 million due to the utilization of a federal net operating loss carry forward in 2005, partially offset by higher net income in 2006 as previously described and the required reclassification of excess tax benefits related to share-based compensation expense from operating activities to financing activities in accordance with the adoption of SFAS No. 123(R) on January 1, 2006. These excess tax benefits increased cash provided by operating activities by $4.7 million for the six months ended June 30, 2005. Requirements for operating assets and liabilities were slightly higher ($0.9 million) for the six months ended June 30, 2006 compared to the same period in 2005. The unfavorable change in accounts receivable ($33.4 million) due to increased sales prices of corrugated products and containerboard and increased sales volume of corrugated products in the first six months of 2006 compared to the same period in 2005, was partially offset by favorable changes in accrued liabilities ($13.9 million), prepaid expenses and other current assets ($10.4 million), accounts payable ($5.0 million), and inventories ($3.7 million).

Investing Activities

Net cash used for investing activities for the six months ended June 30, 2006 decreased $56.5 million, or 54.1%, to $47.9 million, compared to the six months ended June 30, 2005. The decrease was primarily related to lower cost of acquisitions of $43.9 million in 2006 and a decrease in additions to property, plant and equipment of $28.4 million during the first six months of 2006 compared to the same period in 2005, partially offset by higher additions to other long-term assets of $1.0 million and $15.0 million in joint venture dividends from STV recognized during the first half of 2005.

Financing Activities

Net cash used for financing activities totaled $50.6 million for the six months ended June 30, 2006, an increase of $13.3 million, or 35.5%, from the comparable period in 2005. The increase was primarily attributable to $10.1 million in additional dividends paid on PCA’s common stock during the first half of 2006 compared to the same period in 2005 and lower proceeds received from stock option exercises of $3.9 million in 2006.

PCA’s primary sources of liquidity are net cash provided by operating activities, borrowings under PCA’s revolving credit facility, and additional borrowings under PCA’s receivables credit facility. As of

June 30, 2006, PCA had $121.6 million in unused borrowing capacity under its existing credit agreements due to the impact on this borrowing capacity of $19.4 million of outstanding letters of credit. PCA’s primary uses of cash are for capital expenditures, debt service and declared common stock dividends, which it expects to be able to fund from these sources.

The following table provides the outstanding balances and the weighted average interest rates as of June 30, 2006 for PCA’s outstanding term loan, the revolving credit facility, the receivables credit facility, and the five- and ten-year senior notes:

Borrowing Arrangement	Balance at June 30, 2006	Weighted Average Interest Rate	Projected Annual Cash Interest Payments
(In thousands)
Senior Credit Facility:
Term loan	$39,000	6.63%	$2,584
Revolving credit facilty	—	N/A	N/A
Receivables Credit Facility	109,000	5.61	6,114
4 3/8% Five-Year Notes (due August 1, 2008)	150,000	4.38	6,570
5 3/4% Ten-Year Notes (due August 1, 2013)	400,000	5.75	23,000
Total	$698,000	5.48%	$38,268

The above table excludes unamortized debt discount of $2.7 million at June 30, 2006. It also excludes from the projected annual cash interest payments, the non-cash income from the annual amortization of the $27.0 million received in July 2003 from the settlement of the treasury locks related to the five- and ten-year notes. The amortization is being recognized over the terms of the five- and ten-year notes and is included in interest expense, net.

The revolving credit facility is available to fund PCA’s working capital requirements, capital expenditures and other general corporate purposes. The term loan must be repaid in annual installments from July 2006 through 2008. The revolving credit facility will terminate in July 2008. The receivables credit facility will terminate in October 2006. The Company plans to renew this facility at that time.

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

In addition, we must maintain minimum net worth, maximum leverage and minimum EBITDA to interest ratios under the senior credit facility. A failure to comply with the restrictions contained in our senior credit facility could lead to an event of default, which could result in an acceleration of such indebtedness. Such an acceleration would also constitute an event of default under the five- and ten-year notes indentures and the receivables credit facility. As of June 30, 2006, PCA was in compliance with these covenants.

PCA currently expects to incur capital expenditures of $90.0 million to $100.0 million in 2006. These expenditures will be used primarily for maintenance capital, cost reduction, business growth and environmental compliance. As of June 30, 2006, PCA had spent $40.5 million for capital expenditures and had committed to spend an additional $30.8 million in the remainder of 2006 and beyond.

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

Market Risk and Risk Management Policies

PCA is exposed to the impact of interest rate changes and changes in the market value of its financial instruments. PCA periodically enters into derivatives in order to minimize these risks, but not for trading purposes. As of June 30, 2006, PCA was not a party to any derivative instruments.

As the interest rates on approximately 79% of PCA’s debt are fixed, a one percent increase in interest rates related to variable rate debt would have resulted in an increase in interest expense and a corresponding decrease in income before taxes of $1.5 million annually. As of June 30, 2006, the weighted average LIBOR was 5.38%, and the weighted average commercial paper rate was 5.21%. In the event of a change in interest rates, management could take actions to mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in PCA’s financial structure.

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

Impact of Inflation

PCA does not believe that inflation has had a material impact on its financial position or results of operations during the three- and six-month periods ending June 30, 2006 and 2005.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements as of June 30, 2006 that would require disclosure under SEC FR-67, “Disclosure in Management’s Discussion and Analysis About Off-Balance Sheet Arrangement and Aggregate Contractual Obligations.”

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

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), “Share-Based Payment,” using the modified-prospective-transition method. Under that transition method, stock compensation cost recognized includes:  (a) compensation cost for all share-based payments granted prior to, but not vested as of January 1, 2006, based on the grant date fair value, estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). Results for prior periods have not been restated.

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

Certifications

On May 12, 2006, the Company filed with the New York Stock Exchange (the “NYSE”) the Annual CEO Certification regarding the Company’s compliance with the NYSE’s Corporate Governance listing standards as required by Section 303A.12(a) of the New York Stock Exchange Listed Company Manual. In addition, the Company has filed as exhibits to its Quarterly Report on Form 10-Q for the period ended June 30, 2006, the applicable certifications of its Chief Executive Officer and its Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act of 2002, regarding the quality of the Company’s public disclosures.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk.

For a discussion of market risks related to PCA, see Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Market Risk and Risk Management Policies” in this Quarterly Report on Form 10-Q.

Item 4.   Controls and Procedures.

PCA’s management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of PCA’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of June 30, 2006. The evaluation of PCA’s disclosure controls and procedures included a review of the controls’ objectives and design, PCA’s implementation of the controls and the effect of the controls on the information generated for use in this quarterly report on Form 10-Q.

Based upon their evaluation as of June 30, 2006, PCA’s Chief Executive Officer and Chief Financial Officer have concluded that PCA’s disclosure controls and procedures are effective to ensure that material information relating to PCA is made known to management, including the Chief Executive Officer and Chief Financial Officer, particularly during the periods when PCA’s periodic reports are being prepared.

During the quarter ended June 30, 2006, there were no changes in internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, PCA’s internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.   Legal Proceedings.

On May 14, 1999, PCA was named as a defendant in two Consolidated Class Action Complaints which alleged a civil violation of Section 1 of the Sherman Act. The suits, then captioned Winoff Industries, Inc. v. Stone Container Corporation, MDL No. 1261 (E.D. Pa.) and General Refractories Co. v. Gaylord Container Corporation, MDL No. 1261 (E.D. Pa.), name PCA as a defendant based solely on the allegation that PCA is successor to the interests of Tenneco Packaging Inc. and Tenneco Inc., both of which were also named as defendants in the suits, along with nine other linerboard and corrugated sheet manufacturers. The complaints allege that the defendants, during the period October 1, 1993 through November 30, 1995, conspired to limit the supply of linerboard, and that the purpose and effect of the alleged conspiracy was to artificially increase prices of corrugated containers and corrugated sheets, respectively. On November 3, 2003, Pactiv (formerly known as Tenneco Packaging), Tenneco and PCA entered into an agreement to settle the class action lawsuits. The settlement agreement provides for a full release of all claims against PCA as a result of the class action lawsuits and was approved by the Court in an opinion issued on April 21, 2004. Approximately 160 plaintiffs opted out of the class and together filed about ten direct action complaints in various federal courts across the country. All of the opt-out complaints make allegations against the defendants, including PCA, substantially similar to those made in the class actions. The settlement agreement does not cover these direct action cases. These actions have  all been consolidated as In re Linerboard, MDL 1261 (E.D. Pa.) for pretrial purposes. Pactiv, Tenneco, and PCA have settled all of the opt-out cases. These settlement agreements provided for a full release of all claims against PCA as a result of the litigation. PCA has made no payments to the plaintiffs as a result of the settlement of any of the opt-out suits.

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

None.

Item 3.   Defaults Upon Senior Securities.

None.

Item 4.   Submission of Matters to a Vote of Security Holders.

We held an annual meeting of our shareholders on May 10, 2006 to vote on the following:

(a)   To elect seven nominees to serve on our Board of Directors, each of whom then served as a director of PCA, to serve for an annual term that will expire at the 2007 annual meeting of shareholders and until their successors are elected and qualified. Our stockholders voted to elect all seven nominees. Votes for and votes withheld, by nominee, were as follows:

Nominee	For	Withheld
Paul T. Stecko	95,947,811	2,587,130
Henry F. Frigon.	96,875,333	1,659,608
Louis A. Holland	95,930,951	2,604,090
Samuel M. Mencoff	89,917,000	8,617,941
Roger B. Porter	97,177,671	1,357,270
Thomas S. Souleles	89,899,392	8,635,549
Rayford K. Williamson	98,283,043	251,898

(b)   To ratify the Board’s appointment of Ernst & Young LLP as the independent registered public accounting firm for the fiscal year ending December 31, 2006. Our stockholders voted on this matter with 98,408,473 votes for and 52,044 votes against. There were 74,424 abstentions.

Item 5.   Other Information.

Because this Quarterly Report on Form 10-Q is being filed within four business days after the applicable triggering event, the below disclosure is being made under Part II, Item 5 of this Quarterly Report on Form 10-Q instead of under Item 1.01 (Entry into a Material Definitive Agreement) of
Form 8-K.

On July 26, 2006, PCA’s Compensation Committee approved certain changes to its Executive Incentive Compensation Plan, which changes are reflected in the Amended and Restated Executive Incentive Compensation Plan that is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q (the “Plan”).  These changes to the Plan are intended to clarify the process by which the “pool” from which awards may be paid is established, and the process by which the individual target awards and special awards for the participants, including the named executive officers, are determined.

Item 6.   Exhibits.

10.1	Amended and Restated 1999 Executive Incentive Compensation Plan, effective as of July 26, 2006
31.1	Certification of Chief Executive Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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
Date: July 28, 2006