Form 10-Q
period 2006-09-30
PACKAGING CORP OF AMERICA
filed 2006-11-09
CIK 75677

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2006
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

As of  November 7, 2006, the Registrant had outstanding 104,511,956 shares of common stock, par value $0.01 per share.

PART I
FINANCIAL INFORMATION

Item 1.   Financial Statements.

Packaging Corporation of America
Condensed Consolidated Balance Sheets

	September 30, 2006	December 31, 2005
	(unaudited)
(In thousands, except share and per share amounts)
Assets
Current assets:
Cash and cash equivalents	$118,231	$112,669
Accounts and notes receivable, net of allowance for doubtful accounts and customer deductions of $6,467 and $5,404 as of September 30, 2006 and December 31, 2005, respectively	277,659	213,181
Inventories	200,637	191,828
Prepaid expenses and other current assets	10,005	6,836
Deferred income taxes	24,615	28,975
Total current assets	631,147	553,489
Property, plant and equipment, net	1,259,225	1,320,511
Goodwill	37,111	34,187
Other intangible assets, net of accumulated amortization of $4,614 and $3,837 as of September 30, 2006 and December 31, 2005, respectively	28,930	29,526
Other long-term assets	35,979	35,585
Total assets	$1,992,392	$1,973,298
Liabilities and shareholders’ equity
Current liabilities:
Short-term debt and current maturities of long-term debt	$119,146	$118,030
Accounts payable	126,883	124,851
Dividends payable	26,107	27,045
Accrued interest	5,469	12,774
Accrued federal and state income taxes	24,871	2,569
Accrued liabilities	93,633	86,825
Total current liabilities	396,109	372,094
Long-term liabilities:
Long-term debt	567,686	577,173
Deferred income taxes	278,935	292,710
Other liabilities	50,904	49,901
Total long-term liabilities	897,525	919,784
Shareholders’ equity:
Common stock, par value $.01 per share, 300,000,000 shares authorized, 104,461,876 shares and 103,686,284 shares issued as of September 30, 2006 and December 31, 2005, respectively	1,045	1,037
Additional paid in capital	425,291	418,621
Unearned compensation on restricted stock	—	(6,005)
Retained earnings	255,390	248,404
Accumulated other comprehensive income:
Unrealized gain on derivatives, net	17,036	19,367
Cumulative foreign currency translation adjustment	(4)	(4)
Total accumulated other comprehensive income	17,032	19,363
Total shareholders’ equity	698,758	681,420
Total liabilities and shareholders’ equity	$1,992,392	$1,973,298

See notes to condensed consolidated financial statements.

Packaging Corporation of America

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended September 30,
	2006	2005
(In thousands, except per share amounts)
Net sales	$575,041	$512,187
Cost of sales	(440,353)	(431,686)
Gross profit	134,688	80,501
Selling and administrative expenses	(40,944)	(38,056)
Corporate overhead	(14,031)	(12,315)
Other expense, net	(2,922)	(3,828)
Income from operations	76,791	26,302
Interest expense, net	(7,845)	(7,082)
Income before taxes	68,946	19,220
Provision for income taxes	(25,198)	(8,654)
Net income	$43,748	$10,566
Weighted average common shares outstanding:
Basic	103,672	107,672
Diluted	104,583	108,311
Net income per common share:
Basic	$0.42	$0.10
Diluted	$0.42	$0.10
Dividends declared per common share	$0.25	$0.25

See notes to condensed consolidated financial statements.

Packaging Corporation of America

Condensed Consolidated Statements of Operations

(unaudited)

	Nine Months Ended September 30,
	2006	2005
(In thousands, except per share amounts)
Net sales	$1,633,992	$1,520,949
Cost of sales	(1,313,588)	(1,271,267)
Gross profit	320,404	249,682
Selling and administrative expenses	(118,161)	(110,802)
Corporate overhead	(37,577)	(36,667)
Joint venture dividend	—	14,032
Other expense, net	(7,586)	(8,131)
Income from operations	157,080	108,114
Interest expense, net	(24,105)	(21,152)
Income before taxes	132,975	86,962
Provision for income taxes	(47,995)	(36,017)
Net income	$84,980	$50,945
Weighted average common shares outstanding:
Basic	103,484	107,372
Diluted	104,366	108,173
Net income per common share:
Basic	$0.82	$0.47
Diluted	$0.81	$0.47
Dividends declared per common share	$0.75	$0.75

See notes to condensed consolidated financial statements.

Packaging Corporation of America

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended September 30,
	2006	2005
(In thousands)
Cash Flows from Operating Activities:
Net income	$84,980	$50,945
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	116,002	118,757
Amortization of financing costs	515	515
Amortization of treasury lock	(2,331)	(2,331)
Share-based compensation expense	4,576	1,146
Deferred income tax provision (benefit)	(9,415)	20,508
Loss on disposals of property, plant and equipment	3,639	5,211
Gain from joint venture dividend	—	(15,038)
Excess tax benefits from share-based compensation expense	—	5,113
Changes in operating assets and liabilities:
Increase in assets—
Accounts receivable	(62,570)	(7,281)
Inventories	(8,217)	(5,966)
Prepaid expenses and other current assets	(3,169)	(2,821)
Increase (decrease) in liabilities—
Accounts payable	(291)	992
Accrued liabilities	21,545	(1,807)
Other, net	1,292	750
Net cash provided by operating activities	146,556	168,693
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(55,363)	(98,991)
Acquisition of businesses	(4,225)	(48,078)
Additions to other long term assets	(3,709)	(2,864)
Proceeds from disposals of property, plant and equipment	1,932	187
Joint venture dividend	—	15,038
Net cash used for investing activities	(61,365)	(134,708)
Cash Flows from Financing Activities:
Payments on long-term debt	(9,060)	(161)
Common stock dividends paid	(78,945)	(69,840)
Proceeds from exercise of stock options	5,611	7,124
Excess tax benefits from share-based compensation expense	2,765	—
Net cash used for financing activities	(79,629)	(62,877)
Net increase (decrease) in cash and cash equivalents	5,562	(28,892)
Cash and cash equivalents, beginning of period	112,669	213,321
Cash and cash equivalents, end of period	$118,231	$184,429

See notes to condensed consolidated financial statements.

Packaging Corporation of America
Notes to Condensed Consolidated Financial Statements
(unaudited)
September 30, 2006

1.   Basis of Presentation

The consolidated financial statements as of September 30, 2006 of Packaging Corporation of America (“PCA” or the “Company”) and for the three- and nine-month periods ended September 30, 2006 and 2005 are unaudited but include all adjustments (consisting only of normal recurring adjustments) that management considers necessary for a fair presentation of such financial statements. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with Article 10 of SEC Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. Operating results for the period ended September 30, 2006 are not necessarily indicative of the results that may be expected for the period ending December 31, 2006. These consolidated financial statements should be read in conjunction with PCA’s Annual Report on Form 10-K for the year ended December 31, 2005.

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
September 30, 2006

2.   Summary of Accounting Policies (Continued)

Comprehensive Income

Comprehensive income is as follows:

	Three Months Ended September 30,
	2006	2005
(In thousands)
Net income	$43,748	$10,566
Other comprehensive income, net of tax:
Amortization of treasury lock	(777)	(777)
Comprehensive income	$42,971	$9,789

	Nine Months Ended September 30,
	2006	2005
(In thousands)
Net income	$84,980	$50,945
Other comprehensive income, net of tax:
Amortization of treasury lock	(2,331)	(2,331)
Foreign currency translation adjustment	—	2
Comprehensive income	$82,649	$48,616

Reclassifications

Prior year’s financial statements have been reclassified where appropriate to conform with current year presentation.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R).”  SFAS No. 158 requires an employer that sponsors one or more single-employer defined benefit plans to (a) recognize the overfunded or underfunded status of a benefit plan in its statement of financial position, (b) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to SFAS No. 87, “Employers’ Accounting for Pensions,” or SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other than Pensions,” (c) measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end, and (d) disclose in the notes to the financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation.  These requirements are effective for fiscal years ending after December 15, 2006, with the exception of the requirement to measure plan assets and obligations as of the employer’s

Packaging Corporation of America
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
September 30, 2006

2.   Summary of Accounting Policies (Continued)

fiscal year-end. This requirement is effective for fiscal years ending after December 15, 2008. The Company expects to record an additional $40.0 million pension liability with a corresponding reduction in equity (accumulated other comprehensive income) at December 31, 2006. The Company is assessing the remaining provisions of SFAS No. 158 to determine the impact that the adoption of those provisions may have on its results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.”  SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. This Statement is effective for fiscal years beginning after November 15, 2007. The Company is assessing SFAS No. 157 and has not yet determined the impact that the adoption of SFAS No. 157 will have on its results of operations

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) Topic 1N, “Financial Statements—Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” ( SAB 108). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective for fiscal years ending after November 15, 2006. The Company’s financial position, results of operations or cash flows will only be impacted by SAB 108 if it has a prior year misstatement in its financial statements.

In September 2006, the FASB issued FASB Staff Position (“FSP”) No. AUG AIR-1, “Accounting for Planned Major Maintenance Activities.”  This FSP prohibits the use of the accrue-in-advance method of accounting for planned major maintenance activities in annual and interim financial reporting periods and is effective for fiscal years beginning after December 15, 2006. The Company does not anticipate that the implementation of FSP No. AUG AIR-1 will have a material impact on its financial position, results of operations or cash flows.

In June 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109.” FIN No. 48 provides guidance with respect to the recognition and measurement in the financial statements of uncertain tax positions taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company is assessing FIN No. 48 and has not determined the impact that the adoption of FIN No. 48 will have on its results of operations.

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
September 30, 2006

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

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs.” The Statement requires abnormal amounts of inventory costs related to idle capacity, freight, handling costs and spoilage be recognized as current period expenses. The Statement is effective for fiscal years beginning after June 15, 2005. The Company’s policy has always been to account for inventory costs in a manner consistent with the provisions of this statement.

3.   Earnings Per Share

The following table sets forth the computation of basic and diluted income per common share for the periods presented.

	Three Months Ended September 30,
	2006	2005
(In thousands, except per share data)
Numerator:
Net income	$43,748	$10,566
Denominator:
Basic common shares outstanding	103,672	107,672
Effect of dilutive securities:
Stock options	718	553
Unvested restricted stock	193	86
Dilutive common shares outstanding	104,583	108,311
Basic income per common share	$0.42	$0.10
Diluted income per common share	$0.42	$0.10

Packaging Corporation of America
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
September 30, 2006

3.   Earnings Per Share (Continued)

	Nine Months Ended September 30,
	2006	2005
(In thousands, except per share data)
Numerator:
Net income	$84,980	$50,945
Denominator:
Basic common shares outstanding	103,484	107,372
Effect of dilutive securities:
Stock options	722	729
Unvested restricted stock	160	72
Dilutive common shares outstanding	104,366	108,173
Basic income per common share	$0.82	$0.47
Diluted income per common share	$0.81	$0.47

4.   Stock-Based Compensation

In October 1999, the Company adopted a long-term equity incentive plan which provides for grants of stock options, stock appreciation rights, restricted stock and performance awards to directors, officers and employees of PCA, as well as others who engage in services for PCA. Option awards granted to officers, employees and directors have contractual lives of seven or ten years. Options granted to officers and employees vest ratably over a three- or four-year period, whereas options granted to directors vest immediately. The plan, which will terminate on October 19, 2009, provides for the issuance of up to 4,400,000 shares of common stock. On May 4, 2005, the plan was amended to provide for the issuance of an additional 2,150,000 shares of common stock, or 6,550,000 shares in total. As of September 30, 2006, options or restricted stock for 5,406,746 shares have been granted. Forfeitures are added back to the pool of shares of common stock available to be granted at a future date.

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

Packaging Corporation of America
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
September 30, 2006

4.   Stock-Based Compensation (Continued)

As a result of adopting SFAS No. 123(R) on January 1, 2006, the Company’s income before income taxes for the three- and nine-month periods ended September 30, 2006, was $694,000 and $2,585,000 lower, respectively, and the Company’s net income for the same periods was $423,000 and $1,575,000 lower, respectively, than if it had continued to account for share-based compensation under APB No. 25. Basic and diluted earnings per share for the three-month period ended September 30, 2006 were both $0.004 lower, and for the nine-month period ended September 30, 2006 were both $0.02 lower, than if the Company had continued to account for share-based compensation under APB No. 25.

Prior to the adoption of SFAS No. 123(R), the Company presented all tax benefits of deductions resulting from share-based payment arrangements as operating cash flows in the Statement of Cash Flows. SFAS No. 123(R) requires the cash flows resulting from the tax benefits from tax deductions in excess of the compensation cost recognized for those share awards (excess tax benefits) to be classified as financing cash flows. The excess tax benefit of $2,765,000 classified as a financing cash inflow for the nine months ended September 30, 2006 would have been classified as an operating cash inflow if the Company had not adopted SFAS No. 123(R).

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

Compensation expense for both stock options and restricted stock recognized in the Statement of Operations for the three- and nine-month periods ended September 30, 2006 and 2005 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
(In thousands)
Stock options	$(694)	$—	$(2,585)	$—
Restricted stock	(829)	(608)	(1,991)	(1,146)
Impact on income before taxes	(1,523)	(608)	(4,576)	(1,146)
Income tax benefit	595	240	1,788	452
Impact on net income	$(928)	$(368)	$(2,788)	$(694)

Packaging Corporation of America
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
September 30, 2006

4.   Stock-Based Compensation (Continued)

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to options granted under the Company’s stock option plan for the three- and nine-month periods ended September 30, 2005:

	Three months ended Sept. 30, 2005	Nine months ended Sept. 30, 2005
(In thousands, except per share amounts)
Net income as reported	$10,566	$50,945
Add: amortization of unearned compensation on restricted stock, net of tax	368	694
Less: stock-based compensation expense determined using fair value method, net of tax	(776)	(2,458)
Pro forma net income	$10,158	$49,181
Earnings per common share:
Basic	$0.10	$0.47
Diluted	$0.10	$0.47
Pro forma earnings per common share:
Basic	$0.09	$0.46
Diluted	$0.09	$0.45

Note that the above pro forma disclosure is provided for the three- and nine-month periods ended September 30, 2005 because employee stock options were not accounted for using the fair-value method during that period. When the Company presents its financial statements for 2006, it will present pro forma disclosures only for 2005 and 2004 because share-based payments will have been accounted for under SFAS No. 123(R)’s fair value method for all of 2006.

Packaging Corporation of America
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
September 30, 2006

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

	Nine Months Ended September 30,
	2006	2005
Weighted-average fair value of options granted	$3.82	$3.72
Assumptions:
Dividend yield	4.77%	4.70%
Expected volatility	25.49%	27.15%
Risk-free interest rate	5.14%	3.77%
Expected life of option (years)	5	5

A summary of the Company’s stock option activity and related information follows:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
				(In thousands)
Outstanding at December 31, 2005	3,843,109	$16.57
Granted	337,795	21.01
Exercised	(527,902)	10.42
Forfeited	(24,836)	22.01
Outstanding at September 30, 2006	3,628,166	$17.81	5.7	$19,991
Vested or expected to vest at September 30, 2006	3,562,813	$17.75	5.7	$19,858
Exercisable at September 30, 2006	2,609,240	$16.37	5.3	$18,046

The total intrinsic value of options exercised during the three months ended September 30, 2006 and 2005 was $5,218,000 and $1,107,000, respectively, and during the nine months ended September 30, 2006 and 2005 was $6,506,000 and $13,059,000, respectively. As of September 30, 2006, there was $3,998,000 of total unrecognized compensation cost related to non-vested stock option awards granted under the Company’s equity incentive plan. That cost is expected to be recognized over a weighted-average period of 1.9 years.

Packaging Corporation of America
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
September 30, 2006

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

	2006		2005
	Shares	Fair Market Value at Date of Grant	Shares	Fair Market Value at Date of Grant
(dollars in thousands)
Restricted stock at January 1	387,030	$8,256	145,000	$3,063
Granted	251,550	5,301	250,755	5,403
Vested	(19,300)	(405)	(6,600)	(163)
Cancellations	(3,860)	(82)	—	—
Restricted stock at September 30	615,420	$13,070	389,155	$8,303

As of September 30, 2006, there was $9,234,000 of total unrecognized compensation costs related to the above restricted stock awards. The Company expects to recognize the cost of these stock awards over a weighted-average period of 3.1 years.

5.   Inventories

The components of inventories are as follows:

	September 30, 2006	December 31, 2005
	(unaudited)
(In thousands)
Raw materials	$87,987	$88,809
Work in process	6,136	5,119
Finished goods	63,925	61,994
Supplies and materials	82,430	76,197
Inventories at FIFO or average cost	240,478	232,119
Excess of FIFO or average over LIFO cost	(39,841)	(40,291)
Inventories, net	$200,637	$191,828

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

Packaging Corporation of America
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
September 30, 2006

6.   Goodwill and Other Intangible Assets

Goodwill

Changes in the carrying amount of goodwill for the period ended September 30, 2006 are as follows:

(In thousands)
Balance at December 31, 2005	$34,187
Acquisition	2,858
Other	66
Balance at September 30, 2006	$37,111

Other Intangible Assets

The components of other intangible assets are as follows:

	Weighted	September 30, 2006		December 31, 2005
	Average Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
		(unaudited)
(Dollars in thousands)
Intangible assets subject to amortization:
Customer lists and relations	31 years	$17,441	$3,002	$17,660	$2,414
Covenants not to compete	7 years	2,142	1,612	1,742	1,423
		19,583	4,614	19,402	3,837
Intangible assets not subject to amortization:
Intangible pension asset		13,961	—	13,961	—
Total other intangible assets		$33,544	$4,614-	$33,363	$3,837

7.   Employee Benefit Plans and Other Postretirement Benefits

For the three and nine months ended September 30, 2006 and 2005, net pension costs were comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
(In thousands)
Components of Net Pension Costs
Service cost for benefits earned during the year	$4,573	$3,819	$13,719	$11,457
Interest cost on accumulated benefit obligation	1,118	673	3,354	2,019
Expected return on assets	(692)	(258)	(2,076)	(774)
Net amortization of unrecognized amounts	700	547	2,100	1,641
Net pension benefit costs	$5,699	$4,781	$17,097	$14,343

The Company makes pension plan contributions to the extent such contributions are mandatory, actuarially determined and tax deductible. The Company expects to contribute $22.3 million to the pension plans in 2006, of which $17.5 million has been contributed through September 30, 2006.

Packaging Corporation of America
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
September 30, 2006

7.   Employee Benefit Plans and Other Postretirement Benefits (Continued)

For the three and nine months ended September 30, 2006 and 2005, net postretirement costs were comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
(In thousands)
Components of Net Postretirement Costs
Service cost for benefits earned during the year	$236	$223	$708	$669
Interest cost on accumulated benefit obligation	147	146	441	438
Net amortization of unrecognized amounts	(52)	(44)	(156)	(132)
Net postretirement costs	$331	$325	$993	$975

8.   Restructuring Charges and Other Severance

In August 2005, the Company announced that it would close a corrugated products plant by December 31, 2005. The charges related to this plant closing were recorded in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. In connection with the shutdown of the corrugated products plant, the Company recorded pre-tax restructuring charges of $1.7 million during the third and fourth quarters of 2005. On November 3, 2006, PCA sold the plant building for cash proceeds of $378,000.

In August 2006, the Company announced that it would close a corrugated products plant by the end of the third quarter of 2006. In connection with the closing of this plant, the Company sold the equipment and the building for $1.6 million in cash proceeds and recorded a pre-tax loss of $319,000. The Company also recorded $473,000 in severance and wrote off $174,000 of assets, primarily intangible assets. These costs are included in other expense, net in the statement of operations.

The following table presents an analysis of the 2006 activity related to these restructurings:

	Balance at December 31, 2005	Restructuring Charges	Non-Cash Charges	Cash Payments	Balance at Sept. 30, 2006
(In thousands)
Severance and benefit costs	$497	$415	$—	$(471)	$441
Equipment disposal and other costs	—	376		(376)	—
Asset impairment	—	493	(493)	—
Total	$497	$1,284	$(493)	$(847)	$441

9.   Acquisition

During the second quarter of 2006, PCA acquired a sheet plant in Miami, Florida. The purchase method of accounting was used to account for the acquisition. Approximately $2.9 million of goodwill (which is deductible for income tax purposes) was recorded in connection with the acquisition. Sales and total assets of the plant acquired were not material. Operating results of the plant subsequent to the date of acquisition are included in the Company’s operating results.

10.   Subsequent Event

On October 6, 2006, PCA renewed the receivables credit facility which would have terminated on October 10, 2006 for an additional one-year term, terminating on October 5, 2007.

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

In analyzing the operating performance of the company, we focus on the following factors that affect our business and are important to consider when reviewing our financial and operating results:

•       corrugated products demand;

•       corrugated products and containerboard pricing;

•       containerboard inventories; and

•       cost trends and volatility for our major costs, including wood and recycled fiber, purchased energy, labor and fringe benefits, and transportation costs.

The market for containerboard is generally subject to changes in the U.S. economy. Historically, supply and demand, as well as industry-wide inventory levels, has influenced prices of containerboard. In addition to U.S. shipments, approximately 10% of domestically produced containerboard has been exported for use in other countries.

Industry supply and demand trends have been favorable throughout 2006. Industry shipments of corrugated products increased 2.7% for the first nine months of 2006 compared to the same period in 2005, and were also up 3.2% for the third quarter compared to last year, on a per workday basis. During these same periods, industry containerboard inventory levels have remained at historically low levels, with inventory at the end of September at its second lowest level in the past 25 years, on a weeks of supply basis. Over the past year, linerboard prices have increased $120 per ton, or approximately 30%, as reported by industry publications.

The cost to manufacture containerboard is dependent, in large part, on the costs of wood fiber, recycled fiber, purchased fuels, electricity, labor, and fringe benefits. While energy and other costs are significant in the manufacture of corrugated products, labor and fringe benefits make up the largest component of corrugated products’ manufactured costs besides the cost of containerboard.

Costs for purchased fuels rose sharply in the fourth quarter of 2005 and have remained above the levels of the first three quarters of 2005, but not as high as the fourth quarter of 2005. Transportation and purchased electricity costs have also risen due to higher fuel costs. Wood fiber costs have not changed appreciably compared to 2005, and recycled fiber costs began the year below last years’ levels but surpassed prior year levels during the third quarter of 2006.

For the quarter and the year ended September 30, 2006, PCA has reported significantly improved earnings compared to the prior year. The improved earnings were primarily driven by increased product pricing for both containerboard and corrugated products, reflecting the full realization of previously announced price increases, and an improvement in product and customer sales mix. Product sales volumes have remained strong throughout the year, and through the third quarter are 1.2% above our last year’s all-time record volume. Partially offsetting the earnings improvement were higher transportation costs driven, for the most part, by fuel price increases; higher labor and fringe benefits costs, including medical, pension and incentive compensation costs; and higher energy costs due to increases in fuel and electricity prices.

Our earnings from continuing operations for the fourth quarter will be lower than our earnings from continuing operations for the third quarter, primarily due to seasonally lower volumes and more planned mill maintenance work. We also typically incur higher energy costs in the fourth quarter due to the onset of colder weather in addition to somewhat higher fiber costs.

Results of Operations

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005

The historical results of operations of PCA for the three months ended September 30, 2006 and 2005, are set forth below:

	Three Months Ended September 30,
	2006	2005	Change
(In thousands)
Net sales	$575,041	$512,187	$62,854
Income from operations	$76,791	$26,302	$50,489
Interest expense, net	(7,845)	(7,082)	(763)
Income before taxes	68,946	19,220	49,726
Provision for income taxes	(25,198)	(8,654)	(16,544)
Net income	$43,748	$10,566	$33,182

Net Sales

Net sales increased by $62.9 million, or 12.3%, for the three months ended September 30, 2006 from the comparable period in 2005. The increase was primarily the result of increased sales prices of corrugated products and containerboard to third parties.

Total corrugated products volume sold for the three months ended September 30, 2006 decreased 3.2% to 7.8 billion square feet. On a comparable shipments-per-workday basis, corrugated products volume was equal to the third quarter of 2005. The percentage change in volume on a total basis differs from the per-workday percentage change because the third quarter of 2005 had two more workdays than the third quarter of 2006. The third quarter of 2005 contained 64 workdays while the same period in 2006 contained only 62 workdays. Shipments-per-workday is calculated by dividing our total corrugated products volume during the quarter by the number of workdays within the quarter. Containerboard volume to external domestic and export customers was up 28.3% for the three months ended September 30, 2006 from the three months ended September 30, 2005. Containerboard mill production for the three months ended September 30, 2006 was 621,000 tons compared to 601,000 tons in the same period in 2005.

Income From Operations

Income from operations increased by $50.5 million, or 192.0%, for the three months ended September 30, 2006 compared to the three months ended September 30, 2005. The increase in income from operations was primarily attributable to higher sales prices and improved mix ($69.3 million) partially offset by increases in transportation costs ($6.5 million), salary expense ($5.8 million), which includes expenses recorded related to stock options and incentive compensation, energy costs ($3.8 million), and fringe benefits ($2.9 million), which includes medical and pension costs.

Gross profit increased $54.2 million, or 67.3%, for the three months ended September 30, 2006 from the comparable period in 2005. Gross profit as a percentage of net sales increased from 15.7% of net sales in the third quarter of 2005 to 23.4% of net sales in the current quarter due primarily to the improved sales prices and mix described previously.

Selling and administrative expenses increased $2.9 million, or 7.6%, for the three months ended September 30, 2006 compared to the same period in 2005. The increase was primarily the result of higher salary expense related to merit increases, new hires, incentive compensation and share-based compensation expense ($2.2 million), as well as an increase in warehousing costs ($0.7 million) due to increased customer requirements.

Corporate overhead increased $1.7 million, or 13.9%, for the three months ended September 30, 2006 compared to the same period in 2005, primarily due to an increase in salary expense which includes expenses recorded related to merit increases, share-based compensation and incentive compensation ($1.6 million).

Other expense for the three months ended September 30, 2006 decreased $0.9 million, or 23.7%, compared to the three months ended September 30, 2005, primarily due to charges incurred in the third quarter of 2005 to close one of our box plants ($1.3 million).

Interest Expense, Net and Income Taxes

Interest expense, net increased $0.8 million, or 10.8%, for the three months ended September 30, 2006 from the three months ended September 30, 2005, primarily as a result of higher interest expense on the Company’s variable rate debt due to higher interest rates and reduced interest income earned on the Company’s cash equivalents due to lower cash balances.

PCA’s effective tax rate was 36.6% for the three months ended September 30, 2006 and 45.0% for the comparable period in 2005. The effective tax rate varies from the U.S. federal statutory tax rate of 35% principally due to the impact of state and local income taxes and the domestic manufacturers’ deduction. The 2005 rate is higher than the 2006 rate due to a net operating loss carryforward in 2005 which reduced the domestic manufacturers’ deduction and an adjustment to prior year accruals.

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005

The historical results of operations of PCA for the nine months ended September 30, 2006 and 2005, are set forth below:

	Nine Months Ended September 30,
	2006	2005	Change
(In thousands)
Net sales	$1,633,992	$1,520,949	$113,043
Income from operations	$157,080	$108,114	$48,966
Interest expense, net	(24,105)	(21,152)	(2,953)
Income before taxes	132,975	86,962	46,013
Provision for income taxes	(47,995)	(36,017)	(11,978)
Net income	$84,980	$50,945	$34,035

Net Sales

Net sales increased by $113.0 million, or 7.4%, for the nine months ended September 30, 2006 from the comparable period in 2005. The increase was primarily the result of increased sales prices and volume of corrugated products and containerboard.

Total corrugated products volume sold for the nine months ended September 30, 2006 increased 0.6% to 23.7 billion square feet. On a comparable shipments-per-workday basis, corrugated products volume was up 1.2% from the first nine months of 2005. The percentage increase in volume on a shipments-per-workday basis is higher than the percentage increase on a total basis because the first nine months of 2006 had one less workday than the first nine months of 2005. The first nine months of 2006 contained 189 workdays while the same period in 2005 contained 190 workdays. Containerboard volume to external domestic and export customers was up 8.1% for the nine months ended September 30, 2006 from the nine months ended September 30, 2005. Containerboard mill production for the nine months ended September 30, 2006 was 1,791,000 tons compared to 1,752,000 tons in the same period in 2005.

Income From Operations

Income from operations increased by $49.0 million, or 45.3%, for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005. The increase in income from operations was primarily attributable to higher sales prices and volume ($125.2 million) partially offset by increases in energy costs ($19.2 million); transportation costs ($17.6 million); salary expense ($13.3 million) which includes expenses recorded related to stock options and incentive compensation; fringe benefits ($6.7 million) which includes medical, pension and workers’ compensation costs; and hourly labor costs ($3.7 million). In addition, the Company’s first nine months of 2005 operating income benefitted from two dividends paid to the Company by Southern Timber Venture, LLC (STV), the timberlands joint venture in which PCA owns a 31 1/3% ownership interest ($14.0 million, in total of income recorded, net of expenses).

Gross profit increased $70.7 million, or 28.3%, for the nine months ended September 30, 2006 from the comparable period in 2005. Gross profit as a percentage of net sales increased from 16.4% of net sales in the first nine months of 2005 to 19.6% of net sales in the first nine months of 2006 due primarily to the increased prices and volume described previously.

Selling and administrative expenses increased $7.4 million, or 6.6%, for the nine months ended September 30, 2006 compared to the same period in 2005. The increase was primarily the result of higher salary and fringe expenses ($6.0 million), and an increase in warehousing costs ($1.7 million) due to increased customer requirements.

Corporate overhead increased $0.9 million, or 2.5%, for the nine months ended September 30, 2006 compared to the same period in 2005, primarily due to an increase in salary expense ($2.9 million) including expenses recorded related to stock options and incentive compensation partially offset by decreases in fees paid for professional services related to legal matters ($1.0 million) and depreciation and amortization ($0.6 million).

Other expense for the nine months ended September 30, 2006 decreased $0.5 million, or 6.7%, compared to the nine months ended September 30, 2005, primarily due to charges incurred in the third quarter of 2005 to close one of our box plants ($1.3 million).

Interest Expense, Net and Income Taxes

Interest expense, net increased $3.0 million, or 14.0%, for the nine months ended September 30, 2006 from the nine months ended September 30, 2005, primarily as a result of higher interest expense on the Company’s variable rate debt due to higher interest rates and reduced interest income earned on the Company’s cash equivalents due to lower cash balances.

PCA’s effective tax rate was 36.1% for the nine months ended September 30, 2006 and 41.4% for the comparable period in 2005. The effective tax rate varies from the U.S. federal statutory tax rate of 35% principally due to the impact of state and local income taxes, the domestic manufacturers’ deduction and a change in the state tax law in Texas enacted in the second quarter of 2006.

Liquidity and Capital Resources

The following table presents a summary of our cash flows for the periods presented:

	Nine Months Ended September 30,
	2006	2005	Change
(In thousands)
Net cash provided by (used for):
Operating activities	$146,556	$168,693	$(22,137)
Investing activities	(61,365)	(134,708)	73,343
Financing activities	(79,629)	(62,877)	(16,752)
Net increase (decrease) in cash and cash equivalents	$5,562	$(28,892)	$34,454

Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2006 was $146.6 million, a decrease of $22.1 million, or 13.1%, from the comparable period in 2005. The decrease in net cash provided by operating activities was the result of higher requirements for operating assets and liabilities of $35.3 million for the nine months ended September 30, 2006 compared to the same period in 2005, a lower deferred tax provision of $29.9 million due to the utilization of a federal net operating loss carry forward in 2005, and the required reclassification of excess tax benefits related to share-based compensation expense from operating activities to financing activities in accordance with the adoption of SFAS No. 123(R) on January 1, 2006, partially offset by higher net income in 2006 as previously described. The excess tax benefits increased cash provided by operating activities by $5.1 million for the nine months ended September 30, 2005. The higher requirements for operating assets and liabilities were driven by an unfavorable year over year change in accounts receivable ($55.3 million) primarily due to increased sales prices of corrugated products and containerboard in the first nine months of 2006 compared to the same period in 2005 and an unfavorable year over year change in inventories ($2.3 million), partially offset by a favorable year over year change in accrued liabilities ($23.4 million).

Investing Activities

Net cash used for investing activities for the nine months ended September 30, 2006 decreased $73.3 million, or 54.5%, to $61.4 million, compared to the nine months ended September 30, 2005. The decrease was primarily related to lower cost of acquisitions of $43.9 million in 2006 and a decrease in additions to property, plant and equipment of $43.6 million during the first nine months of 2006 compared to the same period in 2005, partially offset by $15.0 million in joint venture dividends from STV recognized during 2005.

Financing Activities

Net cash used for financing activities totaled $79.6 million for the nine months ended September 30, 2006, an increase of $16.8 million, or 26.7%, from the comparable period in 2005. The increase was primarily attributable to $9.1 million in additional dividends paid on PCA’s common stock during the first nine months of 2006 compared to the same period in 2005, increased debt payments of $8.9 million in 2006 compared to 2005, and lower proceeds received from stock option exercises of $1.5 million in 2006. This was partially offset by the required reclassification of excess tax benefits related to share-based compensation expense as previously discussed of $2.8 million in 2006.

PCA’s primary sources of liquidity are net cash provided by operating activities, borrowings under PCA’s revolving credit facility, and additional borrowings under PCA’s receivables credit facility. As of

September 30, 2006, PCA had $121.6 million in unused borrowing capacity under its existing credit agreements, effecting the impact on this borrowing capacity of $19.4 million of outstanding letters of credit. PCA’s primary uses of cash are for capital expenditures, debt service and declared common stock dividends, which it expects to be able to fund from these sources.

The following table provides the outstanding balances and the weighted average interest rates as of September 30, 2006 for PCA’s outstanding term loan, the revolving credit facility, the receivables credit facility, and the five- and ten-year senior notes:

Borrowing Arrangement	Balance at Sept. 30, 2006	Weighted Average Interest Rate	Projected Annual Cash Interest Payments
(In thousands)
Senior Credit Facility:
Term loan	$30,000	6.63%	$1,989
Revolving credit facilty	—	N/A	N/A
Receivables Credit Facility	109,000	5.76	6,278
4 3/8% Five-Year Notes (due August 1, 2008)	150,000	4.38	6,570
5 3/4% Ten-Year Notes (due August 1, 2013)	400,000	5.75	23,000
Total	$689,000	5.49%	$37,837

The above table excludes unamortized debt discount of $2.6 million at September 30, 2006. It also excludes from the projected annual cash interest payments, the non-cash income from the annual amortization of the $27.0 million received in July 2003 from the settlement of the treasury locks related to the five- and ten-year notes. The amortization is being recognized over the terms of the five- and ten-year notes and is included in interest expense, net.

The revolving credit facility is available to fund PCA’s working capital requirements, capital expenditures and other general corporate purposes. The term loan must be repaid in annual installments from July 2006 through 2008. The revolving credit facility will terminate in July 2008. The receivables credit facility, which was scheduled to terminate on October 10, 2006, was extended for one year on October 6, 2006, and is now scheduled to termininate on October 5, 2007.

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

In addition, we must maintain minimum net worth, maximum leverage and minimum EBITDA to interest ratios under the senior credit facility. A failure to comply with the restrictions contained in our senior credit facility could lead to an event of default, which could result in an acceleration of such indebtedness. Such an acceleration would also constitute an event of default under the five- and ten-year notes indentures and the receivables credit facility. As of September 30, 2006, PCA was in compliance with these covenants.

PCA currently expects to incur capital expenditures of $85.0 million to $95.0 million in 2006. These expenditures will be used primarily for maintenance capital, cost reduction, business growth and environmental compliance. As of September 30, 2006, PCA had spent $55.4 million for capital expenditures and had committed to spend an additional $36.1 million in the remainder of 2006 and beyond.

PCA believes that its net cash generated from operating activities, available cash reserves and, as required, borrowings under its committed credit facilities will be adequate to meet its current and future liquidity and capital requirements for the foreseeable future, including payment of any declared common stock dividends. As its debt or credit facilities become due, PCA will need to repay, extend or replace such facilities, which will be subject to future economic conditions and financial, business and other factors, many of which are beyond PCA’s control.

Market Risk and Risk Management Policies

PCA is exposed to the impact of interest rate changes and changes in the market value of its financial instruments. PCA periodically enters into derivatives in order to minimize these risks, but not for trading purposes. As of September 30, 2006, PCA was not a party to any derivative instruments.

As the interest rates on approximately 80% of PCA’s debt are fixed, a one percent increase in interest rates related to variable rate debt would have resulted in an increase in interest expense and a corresponding decrease in income before taxes of $1.4 million annually. In the event of a change in interest rates, management could take actions to mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in PCA’s financial structure.

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

Impact of Inflation

PCA does not believe that inflation has had a material impact on its financial position or results of operations during the three- and nine-month periods ending September 30, 2006 and 2005.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements as of September 30, 2006 that would require disclosure under SEC FR-67, “Disclosure in Management’s Discussion and Analysis About Off-Balance Sheet Arrangement and Aggregate Contractual Obligations.”

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

Certifications

On May 12, 2006, the Company filed with the New York Stock Exchange (the “NYSE”) the Annual CEO Certification regarding the Company’s compliance with the NYSE’s Corporate Governance listing standards as required by Section 303A.12(a) of the New York Stock Exchange Listed Company Manual. In addition, the Company has filed as exhibits to its Quarterly Report on Form 10-Q for the period ended September 30, 2006, the applicable certifications of its Chief Executive Officer and its Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act of 2002, regarding the quality of the Company’s public disclosures.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk.

For a discussion of market risks related to PCA, see Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Market Risk and Risk Management Policies” in this Quarterly Report on Form 10-Q.

Item 4.   Controls and Procedures.

PCA maintains disclosure controls and procedures ( as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) that are designed to provide reasonable assurance that information required to be disclosed in PCA’s filings under the Securities Exchange Act is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to PCA’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Prior to filing this report, PCA completed an evaluation under the supervision and with the participation of PCA’s management, including PCA’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of PCA’s disclosure controls and procedures as of September 30, 2006. The evaluation of PCA’s disclosure controls and procedures included a review of the controls’ objectives and design, PCA’s implementation of the controls and the effect of the controls on the information generated for use in this report. Based on this evaluation, PCA’s Chief Executive Officer and Chief Financial Officer concluded that PCA’s disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2006.

During the quarter ended September 30, 2006, there were no changes in internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, PCA’s internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.   Legal Proceedings.

PCA is a party to various legal actions arising in the ordinary course of our business. These legal actions cover a broad variety of claims spanning our entire business. As of the date of this filing, we believe it is not reasonably possible that the resolution of these legal actions will, individually or in the aggregate, have a material adverse effect on our financial condition, results of operations or cash flows.

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

Date: November 9, 2006