Form 10-K
period 2006-12-31
PACKAGING CORP OF AMERICA
filed 2007-03-01
CIK 75677

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒   No ☐

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

At June 30, 2006, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the Registrant’s common equity held by nonaffiliates was approximately $1,793,281,033 based on the closing sale price as reported on the New York Stock Exchange. This calculation of market value has been made for the purposes of this report only and should not be considered as an admission or conclusion by the Registrant that any person is in fact an affiliate of the Registrant.

On February 26, 2007, there were 104,901,437 shares of Common Stock outstanding.

Documents Incorporated by Reference

Specified portions of the Proxy Statement for the Registrant’s 2007 Annual Meeting of Stockholders are incorporated by reference to the extent indicated in Part III of this Form 10-K.

PART I

Item 1.   BUSINESS

General

Packaging Corporation of America, or PCA, is the sixth largest producer of containerboard and corrugated products in the United States, based on production capacity as reported by PCA in it’s Securities and Exchange Commission (SEC) filings and press releases. With 2006 net sales of $2.2 billion, PCA produced approximately 2.4 million tons of containerboard, of which about 80% of the tons produced was consumed in PCA’s corrugated products manufacturing plants, 13% was sold to domestic customers and 7% was sold to the export market. Our corrugated products manufacturing plants sold about 31.3 billion square feet (BSF) of corrugated products.

Containerboard Production and Corrugated Shipments

		First	Second	Third	Fourth	Full
		Quarter	Quarter	Quarter	Quarter	Year
Containerboard Production (thousand tons)	2006	579	591	621	613	2,404
	2005	565	585	601	596	2,347
	2004	547	577	595	599	2,318
Corrugated Shipments (BSF)	2006	7.9	8.0	7.8	7.6	31.3
	2005	7.6	8.0	8.0	7.6	31.2
	2004	7.2	7.7	7.6	7.4	29.9

The 2.4 million tons of containerboard that we produced in 2006 included 1.5 million tons of kraft linerboard produced at our mills located in Counce, Tennessee and Valdosta, Georgia, and 0.9 million tons of semi-chemical corrugating medium produced at our mills located in Tomahawk, Wisconsin and Filer City, Michigan. We currently lease the cutting rights to approximately 106,000 acres of timberland located near our Counce and Valdosta mills. We also have supply agreements on approximately 380,000 acres of timberland.

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

Corporate Developments

On April 12, 1999, Pactiv Corporation, formerly known as Tenneco Packaging Inc., a wholly owned subsidiary of Tenneco Inc., sold its containerboard and corrugated products business to PCA, an entity formed by Madison Dearborn Partners, LLC, a private equity investment firm.

On January 28, 2000, PCA became a publicly traded company with the initial public offering of its common stock.

On September 6, 2006, PCA Holdings LLC, an entity organized and controlled by Madison Dearborn, the record and direct beneficial owner of 21,773,010 shares of PCA common stock, distributed 5,000,000 shares of PCA common stock to Madison Dearborn Capital Partners III, L.P. (MDCP III) and a fund affiliated with MDCP III, which were then distributed pro-rata by the funds to their respective general and limited partners on that day.  After this transaction, PCA Holdings LLC’s direct and beneficial ownership in PCA was reduced by 5,000,000 shares to 16,773,010 shares.

On December 7, 2006, PCA Holdings LLC distributed an additional 5,000,000 shares of PCA common stock to the general and limited partners of the two funds mentioned above. PCA Holdings LLC’s direct and beneficial ownership in PCA was reduced to 11,773,010 shares after this transaction.

Industry Overview

According to the Fibre Box Association, the value of industry shipments of corrugated products was $24.7 billion in 2006.

The primary end-use markets for corrugated products are shown below (as reported in the most recent 2005 Fibre Box Association annual report):

Food, beverages and agricultural products	44.0%
Paper products	25.4%
Petroleum, plastic, synthetic and rubber products	11.2%
Glass, pottery, metal products and containers	5.5%
Miscellaneous manufacturing	5.3%
Appliances, machinery and vehicles	5.1%
Textile mill products and apparel	1.9%
Other	1.6%

Corrugated products plants tend to be located in close proximity to customers to minimize freight costs. The U.S. corrugated products industry consists of approximately 635 companies and 1,360 plants.

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

The following four paragraphs describe our four containerboard mills’ annual practical maximum capacity, 2006 actual production and production capabilities.

Counce.   Our Counce, Tennessee mill is one of the largest linerboard mills in the United States. Its production capacity is approximately 991,000 tons per year. In 2006, we produced 1,009,000 tons of kraft linerboard on two paper machines at Counce. Our actual production at Counce in 2006 exceeded the mill’s capacity due to a production mix consisting of a lower percentage of lightweight linerboard. The mill produces a broad range of basis weights from 26 lb. to 90 lb. The mill also produces a variety of performance and specialty grades of linerboard.

Valdosta.   Our Valdosta, Georgia mill is a kraft linerboard mill that has a production capacity of approximately 472,000 tons per year. In 2006, our single paper machine at Valdosta produced 478,000 tons of kraft linerboard. Valdosta’s actual production slightly exceeded its capacity due to a lower percentage of lightweight linerboard production.Valdosta produces linerboard ranging from 33 lb. to 90 lb.

Tomahawk.   Our Tomahawk, Wisconsin mill is one of the largest corrugating medium mills in the United States with production capacity of 580,000 tons per year on three paper machines. In April, 2005, we completed the indefinite closure of our number three paper machine at Tomahawk and currently operate the remaining two paper machines which have a combined production capacity of 515,000 tons. In 2006, we produced 519,000 tons of semi-chemical corrugating medium on two paper machines at Tomahawk. One of the two paper machines we operate (our number four paper machine) is among the largest corrugating medium machines in the world. The Tomahawk mill produces a broad range of basis weights from 23 lb. to 40 lb. and a variety of performance and specialty grades of corrugating medium.

Filer City.   Our Filer City, Michigan mill is a semi-chemical corrugating medium mill with a production capacity of 405,000 tons on three paper machines. In 2006, we produced 397,000 tons of corrugating medium at Filer City. Filer City produces corrugating medium grades ranging in basis weight from 23 lb. to 40 lb.

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

We have corrugated manufacturing operations in 26 states in the U.S., with no manufacturing facilities outside of the continental U.S. Each corrugator plant, for the most part, serves a market radius that typically averages 150 miles. Our sheet plants are generally located in close proximity to our larger corrugator plants, which enables us to offer additional services and converting capabilities such as small volume and quick turnaround items.

We produce a wide variety of products ranging from basic corrugated shipping containers to specialized packaging such as wax-coated boxes for the agriculture industry. We also have multi-color printing capabilities to make high-impact graphics boxes and displays that offer customers more attractive packaging.

Timberland

We currently lease the cutting rights to approximately 106,000 acres of timberland located near our Counce and Valdosta mills. Virtually all of the acres under cutting rights agreements are located within 100 miles of these two mills, which results in lower wood transportation costs and provides a secure source of wood fiber. These leased cutting rights agreements have terms with over 15 years remaining, on average.

During 1999 and 2000, PCA sold about 800,000 acres of timberland. As part of the timberland sale agreements, we entered into supply arrangements covering about 600,000 acres of the total acres sold. In 2005, the supply agreement related to our Valdosta mill on approximately 200,000 acres was terminated through a mutual agreement because lower cost pulpwood was available in closer proximity to the mill. We currently hold a 31 1/3% equity ownership interest in approximately 52,000 acres owned by Southern Timber Venture, LLC (STV). This acreage is located primarily in southern Georgia and northern Florida, near our Valdosta, Georgia mill, and includes both timberlands and higher beneficial use (HBU) properties. We currently have in place supply agreements covering about 380,000 of the 800,000 acres sold. The majority of the acreage under supply agreement is located in close proximity to our Counce mill.

In addition to the timberland we manage ourselves, our Forest Management Assistance Program provides professional forestry assistance to private timberland owners to improve harvest yields and to optimize their harvest schedule. We have managed the regeneration of approximately 125,000 acres by supplying pine seedlings. In exchange for our expertise, we are given the right of first refusal over timber sales from those lands. These private lands include over 210,000 acres of timberland. We expect to harvest approximately 80,000 cords of wood from these forests annually.

PCA also participates in the Sustainable Forestry Initiative. This initiative is aimed at ensuring the long-term health and conservation of America’s forestry resources. Activities include limiting tree harvest sizes, replanting harvest acreage, participating in flora and fauna research and protecting water streams.

Solid Wood Facilities

On November 16, 2006 we sold our Fulton, Mississippi sawmill. In 2006, through the date of the sale of the facility, the sawmill produced and sold 11 million board feet of lumber with net sales of $5.7 million.

The remaining sawmill that we owned and operated in 2006 is located in Ackerman, Mississippi. During 2006, the Ackerman sawmill sold 99 million board feet of lumber used in the building products and furniture industries. We also have an air-dry yard operation in Burnsville, Mississippi that holds newly cut lumber while it dries.

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

Our containerboard sales group is responsible for the sale of linerboard and corrugating medium to our corrugated plants, to other domestic customers and to the export market. This group handles order processing for all shipments of containerboard from our mills to our corrugator plants. These personnel also coordinate and execute all containerboard trade agreements with other containerboard manufacturers. In addition to direct sales and marketing personnel, we utilize support personnel that are new product development engineers and product graphics and design specialists. These individuals are located at both the corrugated plants as well as the graphic design centers.

Distribution

Our corrugated products are usually delivered by truck due to our large number of customers and their demand for timely service. Shipping costs represent a relatively high percentage of our total costs due to the high bulk of corrugated products. As a result, our converting operations typically service customers within a 150 miles radius.

Containerboard produced in our mills is shipped by rail or truck. Rail shipments represent about 60% to 65% of the tons shipped and the remaining 35% to 40% is comprised of truck shipments. Our individual mills do not own or maintain outside warehousing facilities. We do use some third-party warehouses for short-term storage.

Customers

PCA’s corrugated products group sells to over 9,100 customers in over 16,500 locations. About 70% of our corrugated products customers are regional and local accounts, which are broadly diversified across industries and geographic locations. The remaining 30% of our customer base consists primarily of national accounts, or those customers with a national presence. These customers typically purchase corrugated products from several of our box plants throughout the United States.

Major Raw Materials Used

Fiber supply.   Fiber is the single largest cost in the manufacture of containerboard. PCA consumes both wood fiber and recycled fiber in its containerboard mills. We have no 100% recycled mills, or those mills whose fiber consumption consists solely of recycled fiber. To reduce our fiber costs, we have invested in processes and equipment to ensure a high degree of fiber flexibility. Our mills have the capability to shift a portion of their fiber consumption between softwood, hardwood and recycled sources. All of our mills, other than our Valdosta mill, can utilize some recycled fiber in their containerboard production. Our ability to use various types of virgin and recycled fiber helps mitigate the impact of changes in the prices of various fibers. Our corrugated manufacturing operations generate recycled fiber as a by-product from the manufacturing process, which is sold to our mills directly or through trade agreements. During 2006, our containerboard mills consumed approximately 614,000 tons of recycled fiber, and our corrugated converting operations generated approximately 212,000 tons of recycled fiber. As a result, PCA was a net recycled fiber buyer of 402,000 tons, or 17% of PCA’s total fiber requirements.

Energy supply.   Energy at the mills is obtained through purchased electricity or through various fuels, which are converted to steam or electricity on-site. Fuel sources include coal, natural gas, oil, internally produced and purchased bark and by-products of the containerboard manufacturing and pulping process. These fuels are burned in boilers to produce steam. Steam turbine generators are used to produce electricity. To reduce our mill energy cost, we have invested in processes and equipment to ensure a high level of purchased fuel flexibility. In recent history, natural gas and fuel oil have exhibited higher costs per thermal unit and more price volatility than coal and bark. During 2006, 11.5 million MMBTU’s (million BTU’s), or approximately 73% of our mills’ purchased fuel needs, were from purchased bark and coal, historically our two lowest cost purchased fuels. For the same period, our mills consumed about 2.0 million MMBTU’s of natural gas (13% of the mills’ total purchased fuels) and 1.9 million MMBTU’s of oil (12% of the mills’ total purchased fuels). Our two kraft linerboard mills at Counce and Valdosta generate approximately two-thirds of their fuel requirements from their own by-products.

PCA’s corrugated plants each have a boiler that produces steam which is used by the corrugator. The majority of these boilers burn natural gas, although some also have the ability to burn fuel oil. During 2006, PCA’s corrugated products plants consumed approximately 2.1 million MMBTU’s of natural gas.

The following table shows PCA’s purchased fuel consumption by fuel type for 2006:

	2006 Purchased MMBTU’s
	1Q	2Q	3Q	4Q	Year	% of Mill Total	% of PCA Total
Containerboard Mills
Coal	1,840,498	1,481,273	1,757,244	2,014,417	7,093,432	45%	40%
Purchased Bark	1,278,708	1,098,729	991,066	1,017,582	4,386,085	28%	25%
Purchased Steam	81,925	110,736	117,459	99,739	409,859	2%	2%
Coal, Bark and Steam	3,201,131	2,690,738	2,865,769	3,131,738	11,889,376	75%	67%
Oil	830,119	323,804	116,568	614,710	1,885,201	12%	10%
Natural Gas	235,166	695,870	560,901	495,728	1,987,665	13%	11%
Total Mills Purchased Fuels	4,266,416	3,710,412	3,543,238	4,242,176	15,762,242	100%	88%
Corrugated Products
Natural Gas	620,377	447,033	417,777	568,480	2,053,667		12%
Total Company Purchased Fuels	4,886,793	4,157,445	3,961,015	4,810,656	17,815,909		100%

Approximately 42% of the electricity consumed by our four mills is generated on-site. Our mills purchase approximately 9,230,000 CkWh annually, or the equivalent of 3.2 million MMBTU’s. PCA’s corrugated products plants purchase about 2,400,000 CkWh annually, or the equivalent of 0.8 million MMBTU’s.

Competition

According to industry sources, corrugated products are produced by about 635 U.S. companies operating approximately 1,360 plants. Most corrugated products are custom manufactured to the customer’s specifications. Corrugated producers generally sell within a 150-mile radius of their plants and compete with other corrugated producers in their local market. In fact, the Fibre Box Association tracks industry data by 47 distinct market regions.

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

Employees

As of December 31, 2006, we had approximately 8,300 employees. Approximately 2,300 of these employees were salaried and approximately 6,000 were hourly. Approximately 75% of our hourly employees are represented by unions. The majority of our unionized employees are represented primarily by the United Steel Workers (USW), the International Brotherhood of Teamsters (IBT), and the International Association of Machinists (IAM).

Contracts for unionized employees at our containerboard mills expire between June 2007 and June 2012. Contracts for unionized corrugated plant employees expire between March 2007 and November 2012. We are currently in negotiations to renew or extend any union contracts that have recently expired or are expiring in the near future.

During 2006, we experienced no work stoppages. In 2001, we experienced a one-month strike at our Filer City mill with the USW. The strike was settled, and the mill’s current agreement expires in April 2009. Prior to this incident we, and our predecessors, had experienced no instances of significant work stoppages in the previous 15 years. We believe we have satisfactory employment relations with our employees.

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

1.     Resource Conservation and Recovery Act (RCRA)

2.     Clean Water Act (CWA)

3.     Clean Air Act (CAA)

4.     The Emergency Planning and Community Right-to-Know-Act (EPCRA)

5.     Toxic Substance Control Act (TSCA)

6.     Safe Drinking Water Act (SDWA)

We believe that we are currently in material compliance with these and all applicable environmental rules and regulations. Because environmental regulations are constantly evolving, we have incurred, and will continue to incur, costs to maintain compliance with these and other environmental laws. For the year ended December 31, 2006, we spent approximately $17.5 million to comply with the requirements of these and other environmental laws. For the years ended December 31, 2005 and 2004, the costs of environmental compliance were approximately $15.8 million and $15.1 million, respectively. We work diligently to anticipate and budget for the impact of applicable environmental regulations, and do not currently expect that future environmental compliance obligations will materially affect our business or financial condition.

In April 1998, the United States Environmental Protection Agency (EPA) finalized a new Clean Air and Water Act commonly referred to as the Cluster Rules, which govern all pulp and paper mill operations, including those at our mills. Over the next several years, the Cluster Rules will affect our allowable discharges of air and water pollutants. As a result, PCA and its competitors are required to incur costs to ensure compliance with these new rules. During 2006, we spent $1.1 million to complete our projects related to Cluster Rule requirements at our four mills. As a result, we do not anticipate any further capital expenditures related to ensuring compliance with the Cluster Rules. From 1997 through 2006, we spent approximately $39.2 million on Cluster Rule compliance to meet Clean Air Act requirements. Total capital costs for environmental matters, including Cluster Rule compliance, were $4.8 million for 2006. We currently estimate 2007 environmental capital expenditures will be $8.6 million.

As is the case with any industrial operation, we have in the past incurred costs associated with the remediation of soil or groundwater contamination. From 1994 through 2006, remediation costs at our mills and converting plants totaled about $3.2 million. We do not believe that any ongoing remedial projects are material in nature. As of December 31, 2006, we maintained an environmental reserve of $6.1 million, which includes funds relating to on-site landfill and surface impoundments as well as ongoing and anticipated remedial projects. Of the $6.1 million reserve, $3.5 million is reserved for our landfill obligations, which are accounted for in accordance with SFAS No. 143, “Accounting for Asset Retirement Obligations”. We believe these reserves are adequate.

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

As of this filing, we believe that it is not reasonably possible that future environmental expenditures above the $6.1 million accrued as of December 31, 2006 will have a material impact on our financial condition and results of operations.

Available Information

PCA’s internet website address is www.packagingcorp.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13 or 15(d) of the Exchange Act are available free of charge through our website as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission. PCA’s website and the information contained or incorporated therein are not intended to be incorporated into this report.

Financial Information About Segments

We operate as one segment. PCA’s revenues from external customers, net income and total assets are set forth in Item 8 of this Annual Report on Form 10-K and are included in our financial statements and under the caption “Segment Information” of Note 2—Summary of Significant Accounting Policies contained in the “Notes to Consolidated Financial Statements.”

Item 1A.                RISK FACTORS

Some of the statements in this report and in our 2006 Annual Report to Stockholders, and in particular, statements found in Management’s Discussion and Analysis of Financial Condition and Results of Operations, that are not historical in nature may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are often identified by the words “will,” “should,” “anticipate,” “believe,” “expect,” “intend,” “estimate,” “hope,” or similar expressions. These statements reflect management’s current views with respect to future events and are subject to risks and uncertainties. There are important factors that could cause actual results to differ materially from those in forward-looking statements, many of which are beyond our control. These factors, risks and uncertainties include, but are not limited to, the factors described below.

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

PCA has supply agreements at market prices for wood fiber to be consumed at three of our four mills on about 380,000 acres of timberland. In addition to these supply agreements, PCA also secures wood fiber from various other sources at market prices.

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

The increase in demand of products manufactured, in whole or in part, from recycled fiber, on a global basis, has caused an occasional tightening in the supply of recycled fiber. These periods of supply and demand imbalance have tended to create significant price volatility. Periods of above average recycled fiber costs and overall price volatility may continue, which could result in earnings volatility.

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

We are subject to, and must comply with, a variety of federal, state and local environmental laws, particularly those relating to air and water quality, waste disposal and the cleanup of contaminated soil and groundwater. Because environmental regulations are constantly evolving, we have incurred, and will continue to incur, costs to maintain compliance with those laws. In our 2006 Annual Report on Form 10-K under the caption “Environmental Matters,” we provide certain estimates of expenditures we expect to make for environmental compliance in the next few years. Although we have established reserves to provide for future environmental liability, these reserves may not be adequate.

Restrictions Imposed by our Senior Credit Facility, the Receivables Revolving Credit Facility and the Indenture Governing our Notes—Our operating flexibility is limited in certain respects by the covenants in our senior credit facility, the receivables revolving credit facility and the indenture governing our notes.

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

Investment Risks

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

Item 1B.               UNRESOLVED STAFF COMMENTS

None.

Item 2.                        PROPERTIES

The table below provides a summary of our containerboard mills, the principal products produced and each mill’s annual practical maximum capacity based upon all of our paper machines’ production capabilities:

Location	Function	Capacity (tons)
Counce, TN	Kraft linerboard mill	991,000
Valdosta, GA	Kraft linerboard mill	472,000
Tomahawk, WI	Semi-chemical medium mill	580,000	*
Filer City, MI	Semi-chemical medium mill	405,000
Total		2,448,000	*

*                    In April, 2005, we shut down our number three paper machine at our Tomahawk mill after resuming operations on our number one paper machine at our Filer City mill. Shutting down the number three machine (out of 3 total) at Tomahawk reduces our total productive capacity by 65,000 tons at Tomahawk from 580,000 tons to 515,000 tons and reduces our total containerboard mill system capacity from 2,448,000 tons to 2,383,000 tons. This action was based on market conditions and productivity and could change if market conditions or productivity levels change going forward.

We currently own our four containerboard mills and 45 of our corrugated manufacturing operations (37 corrugated plants and eight sheet plants). We also own one sawmill, an air-drying yard, one warehouse and miscellaneous other property, which includes sales offices and woodlands forest management offices. These sales offices and woodlands forest management offices generally have one to four employees and serve as administrative offices. PCA leases the space for three corrugated plants, 20 sheet plants, five regional design centers, and numerous other distribution centers, warehouses and facilities. The equipment in these leased facilities is, in virtually all cases, owned by PCA, except for forklifts and other rolling stock which are generally leased.

We lease the cutting rights to approximately 106,000 acres of timberland located near our Valdosta mill (85,000 acres) and our Counce mill (21,000 acres). Most of these cutting rights agreements have terms with over 15 years remaining, on average.

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

Item 4.                        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders in the fourth quarter of 2006.

Executive Officers of the Registrant

Brief statements setting forth the age at February 28, 2007, the principal occupation, employment during the past five years, the year in which such person first became an officer of PCA, and other information concerning each of our executive officers appears below.

Paul T. Stecko is 62 years old and has served as Chief Executive Officer of PCA since January 1999 and as Chairman of PCA since March 1999. From November 1998 to April 1999, Mr. Stecko served as President and Chief Operating Officer of Tenneco Inc. From January 1997 to November 1998, Mr. Stecko served as Chief Operating Officer of Tenneco. From December 1993 through January 1997, Mr. Stecko served as President and Chief Executive Officer of Tenneco Packaging Inc. Prior to joining Tenneco Packaging, Mr. Stecko spent 16 years with International Paper Company. Mr. Stecko is a member of the board of directors of Tenneco Inc., State Farm Mutual Insurance Company and Cives Corporation.

William J. Sweeney is 66 years old and has served as Executive Vice President—Corrugated Products of PCA since April 1999. From May 1997 to April 1999, Mr. Sweeney served as Executive Vice President—Paperboard Packaging of Tenneco Packaging Inc. From May 1990 to May 1997, Mr. Sweeney served as Senior Vice President and General Manager—Containerboard Products of Tenneco Packaging. From 1983 to May 1990, Mr. Sweeney served as General Manager and Vice President of Stone Container Corporation. From 1978 to 1983, Mr. Sweeney served as Sales Manager, Operations Manager and Division Vice President at Continental Group and from 1967 to 1978, as Sales Manager and General Manager of Boise Cascade Corporation.

Mark W. Kowlzan is 51 years old and has served as Senior Vice President—Containerboard of PCA since March 2002 and as Vice President from April 1999 to March 2002. From 1998 to April 1999, Tenneco Packaging Inc. employed Mr. Kowlzan as Vice President and General Manager—Containerboard and from May 1996 to 1998, as Operations Manager and Mill Manager of the Counce mill. Prior to joining Tenneco Packaging, Mr. Kowlzan spent 15 years at International Paper Company, where he held a series of operational positions within its mill organization.

Richard B. West is 54 years old and has served as Chief Financial Officer of PCA since March 1999, as Corporate Secretary since April 1999 and also as Senior Vice President since March 2002. From April 1999 to March 2002, Mr. West served as Vice President and from March 1999 to June 1999, Mr. West also served as Treasurer of PCA. Mr. West served as Vice President of Finance—Paperboard Packaging of Tenneco Packaging Inc. from 1995 to April 1999. Prior to joining Tenneco Packaging, Mr. West spent 20 years with International Paper Company where he served as an Internal Auditor, Internal Audit Manager and Manufacturing Controller for the Printing Papers Group and Director/Business Process Redesign.

Stephen T. Calhoun is 61 years old and has served as Vice President, Human Resources of PCA since November 2002. From July 1997 to October 2002, Mr. Calhoun served as Director, Human Resources of Corporate and Containerboard Division. From April 1989 to July 1997, Mr. Calhoun was employed principally by Tenneco Packaging Inc. where he held the positions of Area Employee Relations Manager and Human Resources Manager. Prior to joining Tenneco Packaging in 1989, Mr. Calhoun spent 15 years with American Can Company where he held several human resources and manufacturing positions.

Thomas A. Hassfurther is 51 years old and has served as Senior Vice President, Sales and Marketing, Corrugated Products since February 2005 and as Vice President, Sales and Marketing from March 1998 to February 2005. Mr. Hassfurther served as Vice President and Area General Manager from January 1991 to February 1998 for Tenneco Packaging Inc. From 1977 to 1990, Mr. Hassfurther served as a Sales Representative, Sales Manager and General Manager within the Containerboard Products Group.

PART II

Item 5.                        MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

PCA’s common stock is listed on the New York Stock Exchange under the symbol “PKG”. The following table sets forth the high and low sale prices and dividends as reported by the New York Stock Exchange during the last two years.

	2006			2005
	Sales Price		Dividends	Sales Price		Dividends
Quarter Ended	High	Low	Declared	High	Low	Declared
March 31	$23.99	$22.16	$0.25	$25.63	$21.87	$0.25
June 30	23.61	20.19	0.25	24.91	20.09	0.25
September 30	23.83	20.85	0.25	22.43	19.13	0.25
December 31	24.23	21.77	0.25	24.17	18.24	0.25

Stockholders

As of February 26, 2007, there were 86 holders of record of our common stock.

Dividend Policy

PCA expects to pay regular cash dividends, although there is no assurance as to future dividend payments because they depend on future earnings, capital requirements and financial condition.

Sales of Unregistered Securities

No equity securities of PCA were sold by PCA during fiscal year 2006 which were not registered under the Securities Act of 1933.

Purchases of Equity Securities

Stock Repurchase Program

On May 16, 2001, PCA announced a $100 million common stock repurchase program. The Company may continue to repurchase shares from time to time under this program. Through December 31, 2003, the Company repurchased 5,195,600 shares of common stock for $88.8 million. All repurchased shares were retired prior to December 31, 2003. No shares of common stock were repurchased under this program in 2006, 2005 or 2004.

Performance Graph

The graph below compares the cumulative 5-year total return of holders of PCA’s common stock with the cumulative total returns of:  (i) Standard & Poor’s 500 index; (ii) Standard & Poor’s Midcap 400 index and (iii) a customized peer group of four companies that includes: International Paper Company, Smurfit-Stone Container Corp., Temple Inland Inc and Weyerhaeuser Company. The graph assumes that the value of the investment in the Company’s common stock, in each index, and in the peer group (including reinvestment of dividends) was $100 on December 31, 2001 and tracks it through December 31, 2006. The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Copyright © 2007, Standard & Poor’s, a division of The McGraw-Hill Companies, Inc. All rights reserved. www.researchdatagroup.com/S&P.htm

	Cumulative Total Return
	12/01	12/02	12/03	12/04	12/05	12/06
Packaging Corporation of America	100.00	100.50	121.29	134.15	136.68	137.69
S & P 500	100.00	77.90	100.24	111.15	116.61	135.03
S & P Midcap 400	100.00	85.49	115.94	135.05	152.00	167.69
Peer Group	100.00	90.55	116.82	121.31	112.83	117.56

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

	For the Year Ended December 31,
(In thousands, except per share data)	2006	2005	2004	2003	2002
Statement of Income Data:
Net sales	$2,187,046	$1,993,658	$1,890,085	$1,735,534	$1,735,858
Net income (loss)	125,032	52,604	68,730	(14,358)	48,179
Net income (loss) per common share:
—basic	1.21	0.49	0.65	(0.14)	0.46
—diluted	1.20	0.49	0.64	(0.14)	0.45
Weighted average common shares outstanding:
—basic	103,599	107,334	106,358	104,628	105,053
—diluted	104,485	108,098	107,570	104,628	107,208
Cash dividends declared per common share(1)	1.00	1.00	0.60	0.15	—
Balance Sheet Data:
Total assets	$1,986,976	$1,973,298	$2,082,774	$1,985,126	$1,982,551
Total long-term debt obligations(2)	686,917	695,203	694,892	697,961	742,213
Stockholders’ equity	691,771	681,420	817,570	797,480	795,875

(1)          On October 13, 2003, PCA announced its intention to begin paying a quarterly cash dividend of $0.15 per share, or $0.60 per share annually, on its common stock. The first quarterly dividend of $0.15 per share was paid on January 15, 2004 to stockholders of record as of December 15, 2003. On January 19, 2005, the Company announced an increase in its quarterly cash dividend to $0.25 per common share, or $1.00 per share annually, on its common stock. The first quarterly cash dividend of $0.25 per share was paid on April 15, 2005 to stockholders of record as of March 15, 2005. PCA did not declare any dividends on its common stock for the year ended December 31, 2002.

(2)          Total long-term debt obligations include long-term debt, short-term debt and current maturities of long-term debt.

Item 7.                        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of historical results of operations and financial condition should be read in conjunction with the audited financial statements and the notes thereto which appear elsewhere in this report.

Overview

PCA is the sixth largest producer of containerboard and corrugated products in the United States, based on production capacity. Approximately 80% of the containerboard tons produced at our mills are consumed in our corrugated products manufacturing plants. The remaining 20% is sold to domestic customers or the export market. Besides containerboard, we produce a wide variety of products ranging from basic corrugated shipping containers to specialized packaging such as wax-coated boxes for the agriculture industry. We also have multi-color printing capabilities to make high-impact graphics boxes and displays that offer our customers more attractive packaging. Our operating facilities and customers are located primarily in the United States.

In analyzing our operating performance, we focus on the following factors that affect our business and are important to consider when reviewing our financial and operating results:

•       corrugated products demand;

•       corrugated products and containerboard pricing;

•       containerboard inventories; and

•       cost trends and volatility for our major costs, including wood and recycled fiber, purchased fuels, electricity, labor and fringe benefits, and transportation costs.

The market for containerboard is generally subject to changes in the U.S. economy. Historically, supply and demand, as well as industry-wide inventory levels, have influenced prices of containerboard. In addition to U.S. shipments, approximately 10% of domestically produced containerboard has been exported for use in other countries.

Industry supply and demand trends were favorable throughout 2006. Industry shipments of corrugated products increased 1.3% during 2006 compared to 2005, on a per workday basis. During this same period, industry containerboard inventory levels remained at historically low levels, with inventory at the end of December 2006 at its second lowest level in the past 25 years, on a weeks of supply basis. Since September 2005, linerboard prices have increased $120 per ton, or approximately 30%, as reported by industry publications.

The cost to manufacture containerboard is dependent, in large part, on the costs of wood fiber, recycled fiber, purchased fuels, electricity, labor, and fringe benefits. While energy and other costs are significant in the manufacture of corrugated products, labor and fringe benefits make up the largest component of corrugated products’ manufactured costs besides the cost of containerboard.

Costs for purchased fuels rose sharply in the fourth quarter of 2005 and have remained above the average levels of 2005, but not as high as the fourth quarter of 2005. Transportation and electricity costs have also risen due to higher fuel costs. Recycled fiber costs began the year below the prior year’s levels, increased through the third quarter and ended the year about 20% above year-end 2005 levels. Wood fiber costs did not change appreciably compared to 2005.

For the year ended December 31, 2006, PCA achieved significantly improved earnings compared to the prior year. The improved earnings were primarily driven by increased product pricing for both containerboard and corrugated products, reflecting the full realization of previously announced price increases, and an improvement in product and customer sales mix. Product sales volumes remained steady throughout the year, and were 0.8% above our last year’s all-time record volume on a per workday basis. Partially offsetting the earnings improvement were higher transportation costs driven, for the most part, by fuel price increases, higher labor and fringe benefits costs, including medical, pension and incentive compensation costs, and higher energy costs due to increases in fuel and electricity prices.

We expect our earnings in the first quarter 2007 to be lower than our earnings in the fourth quarter 2006, primarily due to planned mill maintenance outages at our linerboard mills in Counce, Tennessee and Valdosta, Georgia. We also typically incur higher energy costs in the first quarter due to increased colder weather and somewhat higher fiber costs related to more difficult logging conditions.

Results of Operations

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

The historical results of operations of PCA for the years ended December 31, 2006 and 2005 are set forth below:

	For the Year Ended December 31,
(In millions)	2006	2005	Change
Net sales	$2,187.1	$1,993.7	$193.4
Income from operations	$225.9	$116.1	$109.8
Interest expense, net	(31.2)	(28.1)	(3.1)
Income before taxes	194.7	88.0	106.7
Provision for income taxes	(69.7)	(35.4)	(34.3)
Net income	$125.0	$52.6	$72.4

Net Sales

Net sales increased by $193.4 million, or 9.7%, for the year ended December 31, 2006 from the year ended December 31, 2005. Net sales increased primarily due to increased sales prices and volumes of corrugated products and containerboard compared to 2005.

Total corrugated products volume sold increased 0.4% to 31.3 billion square feet in 2006 compared to 31.2 billion square feet in 2005. On a comparable shipment-per-workday basis, corrugated products sales volume increased 0.8% in 2006 from 2005. Shipments-per-workday is calculated by dividing our total corrugated products volume during the year by the number of workdays within the year. The larger percentage increase on a shipment-per-workday basis was due to the fact that 2006 had one less workday (249 days), those days not falling on a weekend or holiday, than 2005 (250 days). Containerboard sales volume to external domestic and export customers increased 15.6% to 482,000 tons for the year ended December 31, 2006 from 417,000 tons in 2005.

Income from Operations

Income from operations increased by $109.8 million, or 94.6%, for the year ended December 31, 2006 compared to 2005. Included in income from operations for the year ended December 31, 2005 is income of $14.0 million, net of expenses, consisting of two dividends paid to PCA by Southern Timber Venture, LLC (STV), the timberlands joint venture in which PCA owns a 31 1/3% ownership interest.

Excluding the dividends from STV, income from operations increased $123.8 million in 2006 compared to 2005. The $123.8 million increase in income from operations was primarily attributable to higher sales prices and volume as well as improved mix of business ($195.6 million), partially offset by increased costs related to transportation ($18.9 million), energy, primarily purchased fuels and electricity ($18.3 million), wage increases for hourly and salaried personnel ($16.9 million), medical, pension and other benefit costs ($9.9 million), and incentive compensation ($6.5 million).

Gross profit increased $137.1 million, or 44.7%, for the year ended December 31, 2006 from the year ended December 31, 2005. Gross profit as a percentage of net sales increased from 15.4% of net sales in 2005 to 20.3% of net sales in the current year primarily due to the increased sales prices described previously.

Selling and administrative expenses increased $12.3 million, or 8.4%, for the year ended December 31, 2006 from the comparable period in 2005. The increase was primarily the result of increased salary and incentive compensation expense ($8.2 million) and related fringe benefit costs ($1.4 million), and higher warehousing costs due to customer requirements ($2.0 million).

Corporate overhead for the year ended December 31, 2006, increased $3.1 million, or 6.5%, from the year ended December 31, 2005. The increase was primarily attributable to higher incentive compensation expense ($2.6 million) and other increased costs which were not individually significant.

Other expense, net, decreased $2.1 million, or 20.1% for the year ended December 31, 2006 compared to the year ended December 31, 2005. The decrease was primarily due to a $3.1 million decrease in expenses related to the disposals of property, plant and equipment as part of planned disposals in connection with capital projects. Partially offsetting the decrease in fixed asset disposal expense was higher legal expenses ($0.5 million) and increased losses on disposals of storeroom items ($0.4 million).

Interest Expense, Net and Income Taxes

Interest expense, net of interest income, increased by $3.1 million, or 11.1%, for the year ended December 31, 2006 compared to the full year 2005, primarily as a result of higher interest expense on our variable rate debt due to higher interest rates.

PCA’s effective tax rate was 35.8% for the year ended December 31, 2006 and 40.2% for the year ended December 31, 2005. The lower tax rate in 2006 is primarily due to a larger domestic manufacturer’s deduction and a reduction in the Texas state tax rate. For both years 2006 and 2005, tax rates were higher than the federal statutory rate of 35.0% due to state income taxes.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

The historical results of operations of PCA for the years ended December 31, 2005 and 2004 are set forth below:

	For the Year Ended December 31,
(In millions)	2005	2004	Change
Net sales	$1,993.7	$1,890.1	$103.6
Income from operations	$116.1	$140.5	$(24.4)
Interest expense, net	(28.1)	(29.6)	1.5
Income before taxes	88.0	110.9	(22.9)
Provision for income taxes	(35.4)	(42.2)	6.8
Net income	$52.6	$68.7	$(16.1)

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

Income from Operations

Income from operations decreased by $24.4 million, or 17.3%, for the year ended December 31, 2005 compared to 2004. Included in income from operations for the year ended December 31, 2004 is income of $27.8 million, net of expenses, attributable to a dividend paid to PCA by STV, the timberlands joint venture in which PCA owns a 31 1/3% ownership interest. Additionally in 2004, STV purchased a portion of PCA’s interest in STV which resulted in a pre-tax gain of $2.0 million. Included in income from operations for the year ended December 31, 2005 is income of $14.0 million, net of expenses, due to two additional dividends paid to PCA by STV.

Excluding the dividends from STV and the equity sale described above, income from operations decreased $8.6 million in 2005 compared to 2004. The $8.6 million decrease in income from operations was primarily attributable to increased costs related to transportation ($21.1 million), energy, primarily purchased fuels and electricity ($20.5 million), wood fiber ($10.4 million), annual wage increases for hourly and salaried personnel ($13.8 million), medical, pension and other benefit costs ($7.5 million), other corrugated converting costs, primarily materials and supplies ($4.9 million) and mill chemicals ($3.9 million). Those cost items were largely offset by increased sales prices and volume ($74.6 million).

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

Corporate overhead for the year ended December 31, 2005, increased by $2.9 million, or 6.4%, from the year ended December 31, 2004. The increase was primarily attributable to higher professional fees primarily related to investor relations, legal and human resource matters ($1.4 million) and increased salaries ($1.1 million).

Other expense, net, increased $4.5 million, or 73.5% for the year ended December 31, 2005 compared to the year ended December 31, 2004. The increase was primarily due to a $3.3 million increase in expenses related to the disposals of property, plant and equipment as part of planned disposals in connection with capital projects, and a portion of a corrugated products manufacturing plant’s closure costs ($1.4 million) which were recorded in other expense, net in 2005.

Interest Expense, Net and Income Taxes

Interest expense, net of interest income, decreased by $1.5 million, or 5.0%, for the year ended December 31, 2005 from 2004 primarily as a result of an increase in interest income earned on our cash equivalents, partially offset by higher interest expense on our variable rate debt due to higher interest rates.

PCA’s effective tax rate was 40.2% for the year ended December 31, 2005 and 38.0% for the year ended December 31, 2004. The higher tax rate in 2005 is due to an increase in tax accruals recorded for prior years. For both years 2005 and 2004, tax rates are higher than the federal statutory rate of 35.0% due to state income taxes.

Liquidity and Capital Resources

	For the Year Ended December 31,
(In millions)	2006	2005	2004
Net cash provided by (used for):
Operating activities	$246.6	$242.7	$215.3
Investing activities	(93.9)	(161.5)	(116.8)
Financing activities	(103.5)	(181.9)	(57.2)
Net increase (decrease) in cash	$(49.2)	$(100.7)	$41.3

Operating Activities

Net cash provided by operating activities increased $3.9 million, or 1.6% to $246.6 million for the year ended December 31, 2006 compared to the year ended December 31, 2005. The increase in net cash provided by operating activities was primarily the result of higher net income in 2006 as previously described, primarily offset by higher requirements for operating assets and liabilities of $39.5 million for the year ended December 31, 2006 compared to the same period in 2005, a lower deferred tax provision of $35.9 million due to the utilization of a federal net operating loss carry forward in 2005, and the required reclassification of excess tax benefits related to share-based compensation expense from operating activities to financing activities in accordance with the adoption of SFAS No. 123(R) on January 1, 2006. The excess tax benefits increased cash provided by operating activities by $5.4 million for the year ended December 31, 2005. During 2006, PCA’s cash taxes paid for both federal and state income taxes were $65.1 million, or 33.4% of book income before taxes of $194.7 million, compared to PCA’s effective tax rate of 35.8% in 2006. The Company expects the 2007 cash tax rate for both federal and state income tax payments to be in line with the effective tax rate of about 37%.

The higher requirements for operating assets and liabilities were driven by unfavorable year over year changes in accounts receivable ($55.5 million) primarily due to increased sales prices of corrugated products and containerboard in the year ended 2006 compared to the same period in 2005 and accounts payable ($18.4 million), partially offset by favorable year over year changes in inventories ($6.6 million) and accrued liabilities ($26.6 million).

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

Investing Activities

Net cash used for investing activities decreased by $67.6 million, or 41.9%, to $93.9 million for the year ended December 31, 2006 compared to the year ended December 31, 2005. The decrease was primarily related to lower cost of acquisitions of businesses of $44.4 million in 2006, a decrease in additions to property, plant and equipment of $37.1 million in 2006 compared to the same period in 2005, partially offset by the $15.0 million in STV dividends received in 2005.

Net cash used for investing activities increased by $44.7 million, or 38.2%, to $161.5 million for the year ended December 31, 2005 compared to the year ended December 31, 2004. The increase was primarily related to an increase in additions to property, plant and equipment of $16.7 million in 2005 compared to the same period in 2004, lower joint venture dividends received from STV of $14.3 million in 2005 compared to 2004, higher cost of acquisitions of businesses of $10.3 million in 2005 and lower proceeds from disposals of property, plant and equipment and investments of $3.1 million received in 2005.

As of December 31, 2006, PCA had commitments for general purpose capital expenditures of $48.5 million. PCA believes cash flow from operations will be sufficient to fund these commitments.

Financing Activities

Net cash used for financing activities totaled $103.5 million for the year ended December 31, 2006, a decrease of $78.4 million, or 43.1%, from the comparable period in 2005. The decrease was primarily attributable to the repurchase of 4,500,000 shares of PCA common stock from PCA Holdings LLC for $93.1 million in December of 2005, partially offset by $8.9 million in additional long-term debt payments during 2006 compared to 2005, and $8.2 million in additional dividends paid on PCA’s common stock during 2006 compared to the same period in 2005.

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

PCA holds a 31 1/3% equity ownership interest in STV. In 2005 and 2004, PCA received dividends from STV of $15.0 million and $29.3 million, respectively. PCA did not receive any dividends in 2006.

On November 29, 2000, PCA established an on-balance sheet securitization program for its trade accounts receivable. To effectuate this program, PCA formed a wholly-owned limited purpose subsidiary, Packaging Credit Company, LLC, or PCC, which in turn formed a wholly-owned, bankruptcy-remote, special-purpose subsidiary, Packaging Receivables Company, LLC, or PRC, for the purpose of acquiring receivables from PCC. Both of these entities are included in the consolidated financial statements of PCA. Under this program, PCC purchases on an ongoing basis substantially all of the receivables of PCA and sells such receivables to PRC. PRC and lenders established a $150.0 million receivables-backed revolving credit facility through which PRC obtains funds to purchase receivables from PCC. The receivables purchased by PRC are and will be solely the property of PRC. In the event of a liquidation of PRC, the creditors of PRC would be entitled to satisfy their claims from PRC’s assets prior to any distribution to PCC or PCA. Credit available under the receivables credit facility is on a borrowing-base formula. As a result, the full amount of the facility may not be available at all times. On October 6, 2006, PCA renewed the receivables credit facility for an additional one-year term, expiring on October 5, 2007. As of December 31, 2006, $109.0 million was outstanding and $41.0 million was available for additional borrowing under the receivables credit facility. The highest outstanding principal balance under the receivables credit facility during fiscal 2006 was $109.0 million.

On July 7, 2003, PCA entered into a senior unsecured credit facility that provides for a $100.0 million revolving credit facility, including a $35.0 million subfacility for letters of credit, and a $50.0 million term loan. The senior credit facility expires in 2008. PCA’s total borrowings under the senior credit facility as of December 31, 2006 consisted of $30.0 million of term loans.

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

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements as of December 31, 2006 that would require disclosure under SEC FR-67, “Disclosure in Management’s Discussion and Analysis About Off-Balance Sheet Arrangements and Aggregate Contractual Obligations.”

Contractual Obligations

The following table summarizes PCA’s contractual obligations at December 31, 2006:

	Payments Due by Period
(In thousands)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Term loan	$30,000	$10,000	$20,000	$—	$—
Receivables credit facility	109,000	109,000	—	—	—
4 3/8% five-year notes (due August 1, 2008)	150,000	—	150,000	—	—
5 3/4% ten-year notes (due August 1, 2013)	400,000	—	—	—	400,000
Other long-term debt	350	148	202	—	—
Total short-term and long-term debt	689,350	119,148	170,202	—	400,000
Operating leases	110,412	25,069	36,266	16,407	32,670
Pension contributions	19,718	19,718	—	—	—
Capital commitments	48,477	48,477	—	—	—
Purchase commitments	4,632	3,281	1,351	—	—
Letters of credit	19,373	19,373	—	—	—
Total	$891,962	$235,066	$207,819	$16,407	$432,670

The above table excludes unamortized debt discount of $2.4 million at December 31, 2006 and interest payments on debt outstanding. PCA currently does not have any projections for future pension contributions beyond 2007 due to the recent changes in ERISA.

The operating lease commitments, capital commitments, purchase commitments and letters of credit are not reflected on PCA’s consolidated balance sheet as of December 31, 2006. See Notes 8 and 11 to the audited consolidated financial statements for additional information.

PCA’s primary sources of liquidity are net cash provided by operating activities, borrowings under PCA’s revolving credit facility, and additional borrowings under PCA’s receivables credit facility. As of December 31, 2006, PCA had $121.6 million in unused borrowing capacity under its existing credit agreements due to the impact on this borrowing capacity of $19.4 million of outstanding letters of credit.

Currently, PCA’s primary uses of cash are for capital expenditures, debt service and declared common stock dividends, which it expects to be able to fund from these sources.

The following table provides the outstanding balances and the weighted average interest rates as of December 31, 2006 for PCA’s outstanding term loan, the revolving credit facility, the receivables credit facility and the five- and ten-year senior notes:

Borrowing Arrangement (in thousands)	Balance at December 31, 2006	Weighted Average Interest Rate	Projected Annual Cash Interest Payments
Senior Credit Facility:
Term loan	$30,000	6.63%	$1,989
Revolving credit facility	—	N/A	N/A
Receivables Credit Facility	109,000	5.65	6,159
4 3/8% Five-Year Notes (due August 1, 2008)	150,000	4.38	6,570
5 3/4% Ten-Year Notes (due August 1, 2013)	400,000	5.75	23,000
Total	$689,000	5.47%	$37,718

The above table excludes unamortized debt discount of $2.4 million at December 31, 2006. It also excludes from the projected annual cash interest payments, the non-cash income from the annual amortization of the $27.0 million received in July 2003 from the settlement of the Treasury locks related to the five- and ten- year notes. The amortization is being recognized over the terms of the five- and ten-year notes and is included in interest expense, net.

The revolving credit facility is available to fund PCA’s working capital requirements, capital expenditures and other general corporate purposes. The term loan must be repaid in annual installments in July 2007 through 2008. The revolving credit facility will terminate in July 2008. The receivables credit facility will terminate in October 2007.

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

PCA currently expects to incur capital expenditures of $110.0 million to $120.0 million in 2007. These capital expenditures will be used primarily for maintenance capital, cost reduction, business growth, and environmental compliance.

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

•       Resource Conservation and Recovery Act (RCRA)

•       Clean Water Act (CWA)

•       Clean Air Act (CAA)

•       The Emergency Planning and Community Right-to-Know-Act (EPCRA)

•       Toxic Substance Control Act (TSCA)

•       Safe Drinking Water Act (SDWA)

We believe that we are currently in material compliance with these and all applicable environmental rules and regulations. Because environmental regulations are constantly evolving, we have incurred, and will continue to incur, costs to maintain compliance with these and other environmental laws. For the year ended December 31, 2006, we spent approximately $17.5 million to comply with the requirements of these and other environmental laws. For the years ended December 31, 2005 and 2004, the costs of environmental compliance were approximately $15.8 million and $15.1 million, respectively.

In addition, the EPA finalized the Cluster Rules which govern pulp and paper mill operations, including those at the Counce, Filer City, Valdosta and Tomahawk mills. The Cluster Rules affect our allowable discharges of air and water pollutants, and require us to spend money to ensure compliance with these new rules.

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

Because liability for remediation costs under environmental laws is strict, meaning that liability is imposed without fault, joint and several, meaning that liability is imposed on each party without regard to contribution, and retroactive, we could receive notifications of cleanup liability in the future and this liability could be material. From 1994 through 2006, remediation costs at our mills and corrugated plants totaled approximately $3.2 million. As of December 31, 2006, we maintained an environmental reserve of $6.1 million relating to on-site landfills and surface impoundments as well as ongoing and anticipated remedial projects. Total capital costs for environmental matters, including Cluster Rule compliance, were $4.8 million for 2006 and we currently estimate 2007 environmental capital expenditures will be $8.6 million. As of this filing, we believe that it is not reasonably possible that future environmental expenditures above the $6.1 million accrued as of December 31, 2006 will have a material impact on our financial condition, results of operations and cash flows.

Impact of Inflation

PCA does not believe that inflation has had a material impact on its financial position or results of operations during the past three years.

Critical Accounting Policies

Management’s discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to bad debts, inventories, intangible assets, pensions and other postretirement benefits, income taxes, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements. For a further discussion on the application of these and other accounting policies, see Note 2 to our consolidated financial statements included elsewhere in this report.

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

As of December 31, 2006, the balance in the allowance for doubtful accounts reserve was $3.8 million, compared to $3.3 million at December 31, 2005. Bad debt expense in 2006 was $3.2 million, compared to $2.7 million in 2005. The $0.5 million increased expense was primarily attributable to an increase of $0.4 million recorded in connection with specific customers that were reserved for at the 90% level of their accounts receivable balance as of December 31, 2006. For the year ended December 31, 2005, bad debt expense was $2.7 million compared to $0.1 million in 2004. The increase of $2.6 million was primarily attributable to increased expense of $1.2 million related to accounts receivable amounts that were deemed uncollectable, an increase of $0.7 million recorded in connection with specific customers that were reserved for at the 90% level of their accounts receivable balance as of December 31, 2005 and an increase of $0.4 million related to accounts receivable amounts that were reserved for at the 30% level because they were over 90 days past due as of December 31, 2005.

Inventories

We record our inventories at the lower of cost or market and include all costs directly associated with manufacturing products: materials, labor and manufacturing overhead. The estimated market value is based on assumptions for future demand and related pricing. If actual market conditions are less favorable than those projected by management, reductions in the carrying value of inventories may be required. Raw materials, work in process and finished goods valued using the last-in, first-out (“LIFO”) cost method comprised 63% and 66% of inventories at current cost at December 31, 2006 and 2005, respectively. Supplies and materials inventories are valued using a moving average cost.

Pension and Postretirement Benefits

The Company accounts for defined benefit pension plans and postretirement plans in accordance with SFAS No. 87, “Employers’ Accounting for Pensions,” SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other than Pensions” and SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—An Amendment of FASB Statements No. 87, 88, 106 and 132(R)”.

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

The discount rate assumptions used to calculate net periodic pension and postretirement costs reflect the rates available on high-quality, fixed-income debt instruments on September 30 of each year. The rate of compensation increase is another significant assumption used to calculate net periodic pension cost and is determined by us based upon annual reviews.

For postretirement health care plan accounting, we review external data and our own historical trends for health care costs to determine the health care cost trend rate assumption.

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

In connection with the sale to PCA of the containerboard and corrugated products business of Pactiv Corporation in April 1999, Pactiv agreed to retain all liability for all former facilities and all sites associated with off-site waste disposal prior to April 12, 1999. Pactiv also retained the environmental liability for a closed landfill located near the Filer City mill.

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

Stock-Based Compensation

PCA has one stock-based employee compensation plan. Prior to January 1, 2006, we accounted for our stock option plan under the recognition and measurement provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations, as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation.” No stock option-based employee compensation cost was recognized in the Statements of Income prior to January 1, 2006 as all stock options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. However, prior to the adoption of SFAS No. 123(R), stock-based compensation had been included in pro forma disclosures in the financial statement footnotes for periods prior to January 1, 2006.

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123(R), “Share-Based Payment,” using the modified-prospective-transition method. Under that transition method, stock compensation cost recognized includes: (a) compensation cost for all share-based payments granted prior to, but not vested as of January 1, 2006, based on the grant date fair value, estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R).

PCA uses the Black-Scholes-Merton option-pricing model to estimate the fair value of each option grant as of the date of grant. Expected volatilities are based on historical volatility of our common stock. The expected life of the option is estimated using historical data pertaining to option exercises and employee terminations. Separate groups of employees that have similar historical exercise behavior are considered separately for estimating the expected life. The risk-free interest rate is based on U.S. Treasury yields in effect at the time of grant.

Income Taxes

PCA’s annual tax rate is determined based on income, statutory tax rates and the tax impacts of items treated differently for tax purposes than for financial reporting purposes. Tax law requires some items to be included in the tax return at different times than the items reflected in the financial statements. As a result, the annual tax rate in the financial statements is different than the rate reported on our tax return. Some of these differences are permanent, such as expenses that are not deductible in the tax return, and some differences are temporary, reversing over time, such as depreciation expense. These temporary differences create deferred tax assets and liabilities.

Inherent in determining the annual tax rate are judgments regarding business plans, planning opportunities and expectations about future outcomes. Significant management judgments are required for the following items:

•        Management reviews our deferred tax assets for realizability. Valuation allowances are established when management believes that it is more likely than not that some portion of the deferred tax assets will not be realized. Changes in valuation allowances from period to period are included in the tax provision.

•        PCA establishes accruals for certain tax contingencies when, despite the belief that our tax return positions are fully supported, we believe that certain positions may be challenged. The tax contingency accruals are adjusted in light of changing facts and circumstances, such as the progress of tax audits, the expiration of the statute of limitations for the relevant taxing authority to examine a tax return, case law and emerging legislation. While it is difficult to predict the final outcome or timing of resolution for any particular tax matter, we believe that the accruals reflect the likely outcome of known tax contingencies.

Item 7A.                QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

PCA is exposed to the impact of interest rate changes and changes in the market value of its financial instruments. PCA periodically enters into derivatives in order to minimize these risks, but not for trading purposes. As of December 31, 2006, PCA was not a party to any derivative instruments.

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

Item 9.                        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

There were no changes in or disagreements with PCA’s accountants during 2006 or 2005.

Item 9A.                CONTROLS AND PROCEDURES

Controls and Procedures

PCA maintains disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) that are designed to provide reasonable assurance that information required to be disclosed in PCA’s filings under the Securities Exchange Act is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to PCA’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Prior to filing this report, PCA completed an evaluation under the supervision and with the participation of PCA’s management, including PCA’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of PCA’s disclosure controls and procedures as of December 31, 2006. The evaluation of PCA’s disclosure controls and procedures included a review of the controls’ objectives and design, PCA’s implementation of the controls and the effect of the controls on the information generated for use in this report. Based on this evaluation, PCA’s Chief Executive Officer and Chief Financial Officer concluded that PCA’s disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2006.

During the quarter ended December 31, 2006, there were no changes in internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, PCA’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

PCA’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only with proper authorizations; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

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

PCA’s management, under the supervision of and with the participation of the Chief Executive Officer and Chief Financial Officer, assessed the Company’s internal control over financial reporting as of December 31, 2006, based on criteria for effective control over financial reporting described in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, PCA’s management concluded that its internal control over financial reporting was effective as of December 31, 2006, based on the specified criteria.

Management’s assessment of the effectiveness of internal control over financial reporting has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included on page F-3 of this report and incorporated by reference to this item.

Item 9B.               OTHER INFORMATION

Because this Annual Report on Form 10-K is being filed within four business days after the applicable triggering event, the below disclosure is being made under Part II, Item 9B of this Annual Report on Form 10-K instead of under Item 1.01 (Entry into a Material Definitive Agreement) of Form 8-K.

On February 28, 2007, PCA’s Compensation Committee approved certain changes to its Executive Incentive Compensation Plan (the Plan) that is filed as Exhibit 10.33 to this Annual Report on Form 10-K. These changes to the Plan modified factors utilized to evaluate and determine awards, and also limited the amount that can be paid to an individual for a special award.

PART III

Item 10.                 DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding PCA’s executive officers required by this Item 10 is set forth in Item 4 of Part I of this report.

The following information required by this Item 10 will be included in our Proxy Statement and is incorporated by reference herein:

•       Information regarding PCA’s directors included under the caption “Board of Directors”

•       Information regarding PCA’s Audit Committee and financial experts included under the caption “Board of Directors—Audit Committee”

•       Information regarding PCA’s code of ethics included under the caption “Board of Directors—Code of Ethics”

•       Information regarding PCA’s stockholder nominating procedures included under the captions “Stockholder Proposals and Director Nominations” and “Board of Director Nominations to be Considered by the Board”

•       Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance”

Item 11.                 EXECUTIVE COMPENSATION

Information with respect to executive compensation required by this Item 11 is included in PCA’s Proxy Statement under the caption “Executive Compensation” and is incorporated herein by reference.

Item 12.                 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information with respect to security ownership of certain beneficial owners and management required by this Item 12 will be included in PCA’s Proxy Statement under the caption “Information Regarding Beneficial Ownership of our Principal Stockholders, Directors and Management” and is incorporated herein by reference.

Authorization of Securities under Equity Compensation Plans.   Securities authorized for issuance under equity compensation plans at December 31, 2006 are as follows:

Plan Category	Number of securities to be issued upon exercise of outstanding options and rights	Weighted– average exercise price of outstanding options and rights	Number of securities remaining available for future issuance under equity compensation plans (a)
Equity compensation plans approved by security holders	4,061,457	$18.45	1,171,018
Equity compensation plans not approved by security holders	—	—	—
Total	4,061,457	$18.45	1,171,018

(a)    Excludes securities reflected in the first column, “Number of securities to be issued upon exercise of outstanding options and rights.”

Item 13.                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information with respect to certain relationships and related transactions and director independence required by this Item 13 will be included in PCA’s Proxy Statement under the captions “Transactions with Related Persons” and “Board of Directors—Determination of Director Independence,” respectively and is incorporated herein by reference.

Item 14.                 PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information with respect to fees and services of the principal accountant required by this Item 14 will be included in PCA’s Proxy Statement under the caption “Board of Directors—Fees to the Independent Registered Public Accounting Firm” and is incorporated herein by reference.

PART IV

Item 15.                 EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)           The following documents are filed as a part of this report:

(1)   The financial statements listed in the “Index to Financial Statements.”

The financial statements of Southern Timber Venture for the year ended December 31, 2004 are required by Rule 3-09 of Regulation S-X and are included herein.

(2)   Financial Statement Schedule

The following consolidated financial statement schedule of PCA for the years ended December 31, 2006, 2005 and 2004 is included in this report.

Schedule II—Packaging Corporation of America—Valuation and Qualifying Accounts.

Description	Balance Beginning of Year	Charged to Expenses	Deductions		Balance End of Year
(dollars in thousands)
Year ended December 31, 2006:
Deducted from assets accounts:
Allowance for doubtful accounts	$3,287	$3,218	$(2,678)	(1)	$3,827
Reserve for customer deductions	2,117	24,891	(24,372)	(2)	2,636

Total	$5,404	$28,109	$(27,050)		$6,463

Year ended December 31, 2005:
Deducted from assets accounts:
Allowance for doubtful accounts	$2,420	$2,708	$(1,841)	(1)	$3,287
Reserve for customer deductions	2,219	21,118	(21,220)	(2)	2,117

Total	$4,639	$23,826	$(23,061)		$5,404

Year ended December 31, 2004:
Deducted from assets accounts:
Allowance for doubtful accounts	$3,399	$82	$(1,061)	(1)	$2,420
Reserve for customer deductions	1,904	22,366	(22,051)	(2)	2,219

Total	$5,303	$22,448	$(23,112)		$4,639

(1)          Consists primarily of uncollectable accounts to be written off, net of recoveries.

(2)   Consists primarily of discounts taken by customers during the year.

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions, are inapplicable or not material, or the information called for thereby is otherwise included in the financial statements and therefore has been omitted.

(b)          Exhibits

Exhibit Number	Description
1.1

Underwriting Agreement, dated December 15,2005, between PCA, PCA Holdings LLC and Goldman, Sachs & Co., as representative of the several underwriters named therein. (Incorporated herein by reference to Exhibit 1.1 to PCA’s Current Report on Form 8-K filed December 16, 2005, File No. 1-15399.)

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

4.2	Form of certificate representing shares of common stock. (Incorporated herein by reference to Exhibit 4.9 to PCA’s Registration Statement on Form S-1, Registration No. 333-86963.)
4.3

Supplemental Indenture, dated as of July 7, 2003, among PCA, PCA International, Inc., PCA International Services, LLC, Packaging Credit Company, LLC, Dixie, PCA Hydro, Tomahawk and The Bank of New York (as successor to United States Trust Company of New York). (Incorporated herein by reference to Exhibit 4.1 to PCA’s Quarterly Report on Form 10-Q for the period ended June 30, 2003, File No. 1-15399.)

4.4

Indenture, dated as of July 21, 2003, between PCA and U.S. Bank National Association. (Incorporated herein by reference to Exhibit 4.2 to PCA’s Quarterly Report on Form 10-Q for the period ended June 30, 2003, File No. 1-15399.)

4.5

First Supplemental Indenture, dated as of July 21, 2003, between PCA and U.S. Bank National Association. (Incorporated herein by reference to Exhibit 4.3 to PCA’s Quarterly Report on Form 10-Q for the period ended June 30, 2003, File No. 1-15399.)

4.6	Form of Rule 144A Global Note. (Incorporated herein by reference to Exhibit 4.5 to PCA’s Quarterly Report on Form 10-Q for the period ended June 30, 2003, File No. 1-15399.)
10.1

Five Year Credit Agreement, dated as of July 21, 2003, by and among PCA, the banks, financial institutions and other institutional lenders and the initial issuing banks party thereto, Citigroup Global Markets Inc., J.P. Morgan Securities Inc., Citicorp North America, Inc. and JPMorgan Chase Bank. (Incorporated herein by reference to Exhibit 10.2 to PCA’s Quarterly Report on Form 10-Q for the period ended June 30, 2003, File No. 1-15399.)

10.2

Credit and Security Agreement, dated as of November 29, 2000, among Packaging Receivables Company, LLC (“PRC”), Packaging Credit Company, LLC (“PCC”), Blue Ridge Asset Funding Corporation (“Blue Ridge”), and Wachovia Bank, N.A. (“Wachovia”). (Incorporated herein by reference to Exhibit 10.23 to PCA’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, File No. 1-15399.)

10.3

Receivables Sale Agreement, dated as of November 29, 2000, between PCC and PCA. (Incorporated herein by reference to Exhibit 10.24 to PCA’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, File No. 1-15399.)

10.4

Purchase and Sale Agreement, dated as of November 29, 2000, between PCC and PRC. (Incorporated herein by reference to Exhibit 10.25 to PCA’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001. File No. 1-15399)

10.5

Amendment No. 1 to Credit and Security Agreement, dated as of April 12, 2001, among PRC, PCC, Blue Ridge and Wachovia. (Incorporated herein by reference to Exhibit 10.1 to PCA’s Quarterly Report on Form 10-Q for the period ended September 30, 2003, File No. 1-15399.)

10.6

Second Amendment to Credit and Security Agreement, dated as of January 31, 2003, among PRC, PCC, Blue Ridge and Wachovia. (Incorporated herein by reference to Exhibit 10.2 to PCA’s Quarterly Report on Form 10-Q for the period ended September 30, 2003, File No. 1-15399.)

10.7

Third Amendment to Credit and Security Agreement, dated as of September 30, 2003, among PRC, PCC, Blue Ridge and Wachovia. (Incorporated herein by reference to Exhibit 10.3 to PCA’s Quarterly Report on Form 10-Q for the period ended September 30, 2003, File No. 1-15399)

10.8	Registration Rights Agreement, dated as of April 12, 1999, by and among Pactiv, PCA Holdings and PCA.(1)
10.9	Holding Company Support Agreement, dated as of April 12, 1999, by and between PCA Holdings and PCA.(1)
10.10

Fourth Amendment to Credit and Security Agreement, dated as of October 10, 2003, among PRC, PCC, Blue Ridge and Wachovia. (Incorporated herein by reference to Exhibit 10.4 to PCA’s Quarterly Report on Form 10-Q for the period ended September 30, 2003, File No. 1-15399.)

10.11

Fifth Amendment to Credit and Security Agreement, dated as of October 8, 2004, among PRC PCC, Blue Ridge and Wachovia. (Incorporated herein by reference to Exhibit 10.1 to PCA’s Quarterly Report on Form 10-Q for the period ended September 30, 2004, File No. 1-15399.)

10.12	Intentionally omitted.
10.13	Intentionally omitted.
10.14	Intentionally omitted.
10.15	Intentionally omitted.
10.16	Letter Agreement Regarding Terms of Employment, dated as of January 25, 1999, between PCA and Paul T. Stecko.(1)*
10.17	Letter Agreement Regarding Terms of Employment, dated as of May 19, 1999, between PCA and Paul T. Stecko.(1)*

10.18	1999 Long-Term Equity Incentive Plan, effective as of October 19, 1999. (Incorporated herein by reference to Exhibit 10.18 to PCA’s Registration Statement on Form S-1, Registration No. 333-86963.)*
10.19	Management Equity Agreement, dated as of June 1, 1999, among PCA, Paul T. Stecko and the Paul T. Stecko 1999 Dynastic Trust.(1)*
10.20	Form of Management Equity Agreement, dated as of June 1, 1999, among PCA and the members of management party thereto.(1)*
10.21	1999 Executive Incentive Compensation Plan, effective April 12, 1999. (Incorporated herein by reference to Exhibit 10.16 to PCA’s Registration Statement on Form S-4, Registration No. 333-109437.)*
10.22	Amended and Restated 1999 Management Equity Compensation Plan, effective as of June 2, 1999.*(1)
10.23

Common Stock Repurchase Agreement, dated December 21, 2005, between PCA and PCA Holdings, LLC. (Incorporated herein by reference to Exhibit 10.1 to PCA’s Current Report on Form 8-K filed December 23, 2005, File No. 1-15399.)

10.24

Packaging Corporation of America Thrift Plan for Hourly Employees and First Amendment of Packaging Corporation of America Thrift Plan for Hourly Employees, effective February 1, 2000. (Incorporated herein by reference to Exhibit 4.5 to PCA’s Registration Statement on Form S-8, Registration No. 333-33176.)*

10.25

Packaging Corporation of America Retirement Savings Plan , effective February 1, 2000. (Incorporated herein by reference to Exhibit 4.6 to PCA’s Registration Statement on Form S-8, Registration No. 333-33176.)*

10.26

Amended and Restated 1999 Long-Term Equity Incentive Plan, effective as of May 4, 2005. (Incorporated herein by reference to Appendix B to PCA’s Definitive Proxy Statement on Schedule 14A, filed with the Commission on March 24, 2005.)*

10.27

Form of Stock Option Agreement for employees under the Amended and Restated 1999 Long-term Equity Incentive Plan. (Incorporated herein by reference to Exhibit 10.1 to PCA’s Current Report on Form 8-K, dated March 14, 2006, File No. 1-15399.) *

10.28

Form of Stock Option Agreement for non-employee directors under the Amended and Restated 1999 Long-term Equity Incentive Plan. (Incorporated herein by reference to Exhibit 10.2 to PCA’s Current Report on Form 8-K, dated March 14, 2006, File No. 1-15399.)*

10.29

Form of Restricted Stock Award Agreement for employees and non-employee directors under the Amended and Restated 1999 Long-term Equity Incentive Plan. (Incorporated herein by reference to Exhibit 10.3 to PCA’s Current Report on Form 8-K, dated March 14, 2006, File No. 1-15399.)*

10.30

Amended and Restated 1999 Executive Incentive Compensation Plan, effective as of July 26, 2006. (Incorporated herein by reference to Exhibit 10.1 to PCA’s Quarterly Report on From 10-Q for the period ended June 30, 2006, File No. 1-15399.)*

10.31	Packaging Corporation of America Supplemental Executive Retirement Plan, as Amended and Restated Effective as of January 1, 2005.*†

10.32	Packaging Corporation of America Deferred Compensation Plan, effective as of January 1, 2005.*†
10.33	Packaging Corporation of America Amended and Restated Executive Incentive Compensation Plan, effective as of February 28, 2007.*†
21.1	Subsidiaries of the Registrant.†
23.1	Consent of Ernst & Young LLP.†
23.2	Consent of Grantham, Poole, Randall, Reitano, Arrington & Cunningham, PLLC.†
24.1	Powers of Attorney.†
31.1	Certification of Chief Executive Officer, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†
31.2	Certification of Chief Financial Officer, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

*                    Management contract or compensatory plan or arrangement.

†                     Filed herewith.

(1)          Incorporated herein by reference to the same numbered exhibit to PCA’s Registration Statement on Form S-4 (Registration No. 333-79511).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 28, 2007.

Packaging Corporation of America
By:	/s/ PAUL T. STECKO
	Name:	Paul T. Stecko
	Title:	Chairman and Chief Executive Officer
By:	/s/ RICHARD B. WEST
	Name:	Richard B. West
	Title:	Senior Vice President, Chief Financial Officer and Corporate Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 28, 2007.

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
Richard B. West
(Attorney-In-Fact)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON THE CONSOLIDATED FINANCIAL STATEMENTS

Packaging Corporation of America
Board of Directors and Stockholders

We have audited the accompanying consolidated balance sheets of Packaging Corporation of America (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Packaging Corporation of America at December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Notes 4 and 6 to the financial statements, the Company changed its method of accounting for stock-based compensation effective January 1, 2006, and its method of accounting for pension and postretirement benefits effective December 31, 2006, respectively.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Packaging Corporation of America’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 16, 2007 expressed an unqualified opinion thereon.

Chicago, Illinois	Ernst & Young LLP
February 16, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Packaging Corporation of America
Board of Directors and Stockholders

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Packaging Corporation of America maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Packaging Corporation of America’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Packaging Corporation of America maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Packaging Corporation of America maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Packaging Corporation of America as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006, and our report dated February 16, 2007, expressed an unqualified opinion thereon.

Ernst & Young LLP
Chicago, Illinois February 16, 2007

Packaging Corporation of America
Consolidated Balance Sheets
As of December 31, 2006 and 2005

	2006	2005
(In thousands, except share and per share amounts)
Assets
Current assets:
Cash and cash equivalents	$161,837	$112,669
Accounts and notes receivable, net of allowance for doubtful accounts/customer deductions of $6,463 and $5,404 as of December 31, 2006 and 2005, respectively	263,159	213,181
Inventories	195,946	191,828
Prepaid expenses and other current assets	6,473	6,836
Deferred income taxes	19,303	28,975
Total current assets	646,718	553,489
Property, plant and equipment, net	1,252,291	1,320,511
Goodwill	37,200	34,187
Other intangible assets, net of accumulated amortization of $4,872 and $3,837 as of December 31, 2006 and 2005, respectively	14,711	29,526
Other long-term assets	36,056	35,585
Total assets	$1,986,976	$1,973,298
Liabilities and stockholders’ equity
Current liabilities:
Short-term debt and current maturities of long-term debt	$119,147	$118,030
Accounts payable	119,397	124,851
Dividends payable	26,154	27,045
Accrued interest	12,870	12,774
Accrued federal and state income taxes	10,340	2,569
Accrued liabilities	100,430	86,825
Total current liabilities	388,338	372,094
Long-term liabilities:
Long-term debt	567,770	577,173
Deferred income taxes	260,968	292,710
Pension and postretirement benefit plans	65,914	40,326
Other liabilities	12,215	9,575
Total long-term liabilities	906,867	919,784
Stockholders’ equity:
Common stock (par value $.01 per share, 300,000,000 shares authorized, 104,611,181 and 103,686,284 shares issued as of December 31, 2006 and 2005, respectively)	1,046	1,037
Additional paid in capital	429,508	418,621
Unearned compensation on restricted stock	—	(6,005)
Retained earnings	269,296	248,404
Accumulated other comprehensive income (loss):
Unrealized gain on Treasury lock, net	16,259	19,367
Unfunded employee benefit obligations, net	(24,335)	—
Cumulative foreign currency translation adjustments	(3)	(4)
Total accumulated other comprehensive income (loss)	(8,079)	19,363
Total stockholders’ equity	691,771	681,420
Total liabilities and stockholders’ equity	$1,986,976	$1,973,298

See notes to consolidated financial statements.

Packaging Corporation of America
Consolidated Statements of Income

	Year Ended December 31,
	2006	2005	2004
(In thousands, except per share amounts)
Net sales	$2,187,046	$1,993,658	$1,890,085
Cost of sales	(1,743,169)	(1,686,847)	(1,592,371)
Gross profit	443,877	306,811	297,714
Selling and administrative expenses	(158,833)	(146,521)	(136,179)
Corporate overhead	(50,588)	(47,520)	(44,645)
Joint venture dividends, net of expenses	—	14,032	27,754
Gain on sale of investment	—	—	2,000
Other expense, net	(8,529)	(10,676)	(6,153)
Income from operations	225,927	116,126	140,491
Interest expense, net	(31,203)	(28,092)	(29,576)
Income before taxes	194,724	88,034	110,915
Provision for income taxes	(69,692)	(35,430)	(42,185)
Net income	$125,032	$52,604	$68,730
Weighted average common shares outstanding
Basic	103,599	107,334	106,358
Diluted	104,485	108,098	107,570
Net income per common share
Basic	$1.21	$0.49	$0.65
Diluted	$1.20	$0.49	$0.64
Dividends declared per common share	$1.00	$1.00	$0.60

See notes to consolidated financial statements.

Packaging Corporation of America
Consolidated Statements of Changes in Stockholders’ Equity
For the Period January 1, 2004 through December 31, 2006

				Unearned
				Compensation		Accumulated
			Additional	on		Other	Total
	Common Stock		Paid In	Restricted	Retained	Comprehensive	Stockholders’
(In thousands except share data)	Shares	Amount	Capital	Stock	Earnings	Income (Loss)	Equity
Balance at January 1, 2004	105,651,123	$1,056	$473,097	$(1,149)	$298,869	$25,607	$797,480
Net income	—	—	—	—	68,730	—	68,730
Amortization of Treasury lock	—	—	—	—	—	(3,109)	(3,109)
Foreign currency translation adjustment	—	—	—	—	—	(29)	(29)
Total comprehensive income							65,592
Exercise of stock options	1,265,905	13	17,758	—	—	—	17,771
Common stock dividends	—	—	—	—	(63,937)	—	(63,937)
Restricted stock grants	76,000	1	1,806	(1,806)	—	—	1
Amortization of unearned compensation	—	—	—	663	—	—	663
Balance at December 31, 2004	106,993,028	1,070	492,661	(2,292)	303,662	22,469	817,570
Net income	—	—	—	—	52,604	—	52,604
Amortization of Treasury lock	—	—	—	—	—	(3,108)	(3,108)
Foreign currency translation adjustment	—	—	—	—	—	2	2
Total comprehensive income							49,498
Exercise of stock options	943,126	9	13,555	—	—	—	13,564
Common stock repurchases and retirements	(4,500,000)	(45)	(93,060)	—	—	—	(93,105)
Common stock dividends	—	—	—	—	(107,862)	—	(107,862)
Restricted stock grants and cancellations	250,130	3	5,465	(5,390)	—	—	78
Amortization of unearned compensation	—	—	—	1,677	—	—	1,677
Balance at December 31, 2005	103,686,284	1,037	418,621	(6,005)	248,404	19,363	681,420
Net income	—	—	—	—	125,032	—	125,032
Amortization of Treasury lock	—	—	—	—	—	(3,108)	(3,108)
Foreign currency translation adjustment	—	—	—	—	—	1	1
Total comprehensive income							121,925
Reclassification of unearned compensation	—	—	(6,005)	6,005	—	—	—
Unfunded employee benefit obligations	—	—	—	—	—	(24,335)	(24,335)
Exercise of stock options	682,247	7	10,648	—	—	—	10,655
Common stock dividends	—	—	—	—	(104,140)	—	(104,140)
Restricted stock grants and cancellations	242,650	2	182	—	—	—	184
Share-based compensation expense	—	—	6,062	—	—	—	6,062
Balance at December 31, 2006	104,611,181	$1,046	$429,508	$—	$269,296	$(8,079)	$691,771

See notes to consolidated financial statements.

Packaging Corporation of America
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2006	2005	2004
(In thousands)
Cash Flows from Operating Activities:
Net income	$125,032	$52,604	$68,730
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	154,832	159,096	158,908
Amortization of financing costs	687	687	684
Amortization of Treasury lock	(3,108)	(3,108)	(3,109)
Share-based compensation expense	6,062	1,677	663
Loss on early extinguishment of debt	—	—	174
Deferred income tax provision (benefit)	(20,142)	15,788	41,290
Loss on disposals of property, plant and equipment	4,090	7,227	2,021
Gain from joint venture dividends	—	(15,038)	(29,294)
Excess tax benefits from share-based awards	236	5,417	7,373
Changes in operating assets and liabilities (net of effects of acquisitions):
(Increase) decrease in assets—
Accounts receivable	(48,068)	7,476	(26,253)
Inventories	(3,526)	(10,149)	(9,072)
Prepaid expenses and other current assets	363	1,711	2,686
Increase (decrease) in liabilities—
Accounts payable	(7,777)	10,664	(1,008)
Accrued liabilities	33,289	6,708	(7,437)
Other, net	4,662	1,986	8,987
Net cash provided by operating activities	246,632	242,746	215,343
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(88,221)	(125,331)	(108,614)
Acquisitions of businesses	(4,314)	(48,671)	(38,376)
Additions to other long term assets	(4,262)	(2,728)	(2,415)
Proceeds from disposals of property, plant and equipment	2,842	214	1,297
Proceeds from sale of investment	—	—	2,000
Joint venture dividends	—	15,038	29,294
Net cash used for investing activities	(93,955)	(161,478)	(116,814)
Cash Flows from Financing Activities:
Proceeds from long-term debt	—	—	68
Payments on long-term debt	(9,096)	(169)	(3,967)
Excess tax benefits from share-based awards	2,885	—	—
Repurchases of common stock	—	(93,105)	—
Common stock dividends paid	(105,052)	(96,867)	(63,729)
Proceeds from exercise of stock options	7,754	8,221	10,398
Net cash used for financing activities	(103,509)	(181,920)	(57,230)
Net increase (decrease) in cash and cash equivalents	49,168	(100,652)	41,299
Cash and cash equivalents, beginning of year	112,669	213,321	172,022
Cash and cash equivalents, end of year	$161,837	$112,669	$213,321

See notes to consolidated financial statements.

Packaging Corporation of America
Notes to Consolidated Financial Statements
December 31, 2006

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

The Company is comprised of mills and corrugated manufacturing operations. The mill operations (the “Mills”) consist of two kraft linerboard mills located in Counce, Tennessee, and Valdosta, Georgia, and two medium mills located in Filer City, Michigan, and Tomahawk, Wisconsin. The Company leases the cutting rights to approximately 106,000 acres of timberland as of December 31, 2006. The Mills transfer the majority of their containerboard produced to PCA’s corrugated products plants.

PCA’s corrugated manufacturing operations consist of 68 plants, with 40 operating as combining operations, or corrugated plants, and 28 as sheet plants; a technical and development center; five graphic design centers; a rotogravure printing operation and a complement of packaging supplies and distribution centers. All plants are located in the continental United States. Corrugated plants combine linerboard and medium into sheets that are converted into corrugated shipping containers, point-of-sale graphics packaging, point-of-purchase displays and other specialized packaging. Sheet plants purchase sheets primarily from PCA corrugated products plants to use in the finished corrugated products converting process. The corrugated manufacturing operations sell to diverse customers primarily in North America.

As of December 31, 2006, we had approximately 8,300 employees. Approximately 2,300 of these employees were salaried and approximately 6,000 were hourly. Approximately 75% of our hourly employees are represented by unions. The majority of our unionized employees are represented primarily by the United Steel Workers (USW), the International Brotherhood of Teamsters (IBT), and the International Association of Machinists (IAM).

Contracts for unionized employees at our containerboard mills expire between June 2007 and June 2012. Contracts for unionized corrugated plant employees expire between March 2007 and November 2012. We are currently in negotiations to renew or extend any union contracts that have recently expired or are expiring in the near future.

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
December 31, 2006

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

At December 31, 2006 and 2005, the allowance for doubtful accounts was $3.8 million and $3.3 million, respectively. Also offsetting the accounts receivable balance at December 31, 2006 and 2005, were reserves for customer deductions of $2.6 million and $2.1 million, respectively.

Inventories

With the exception of inventories at PCA’s Chicago corrugated products plant, raw materials, work in process and finished goods are valued using the last-in, first-out (“LIFO”) cost method. Inventories at the Chicago plant are valued at the first-in, first-out (“FIFO’’) cost method. Supplies and materials are valued using a moving average cost. All inventories are stated at the lower of cost or market and include all costs directly associated with manufacturing products: materials, labor and manufacturing overhead. Inventories valued using the LIFO method comprised 63% and 66%, or $151.0 million and $153.6 million of the total inventory before the LIFO reserve of $239.3 million and $232.1 million as of December 31, 2006 and 2005, respectively.

Packaging Corporation of America
Notes to Consolidated Financial Statements (Continued)
December 31, 2006

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The components of inventories are as follows:

	December 31,
	2006	2005
(In thousands)
Raw materials	$87,243	$88,809
Work in process	5,021	5,119
Finished goods	63,633	61,994
Supplies and materials	83,431	76,197
Inventories at FIFO or average cost	239,328	232,119
Excess of FIFO or average cost over LIFO cost	(43,382)	(40,291)
Inventories, net	$195,946	$191,828

Property, Plant and Equipment

Property, plant and equipment are recorded at cost, and consist of the following:

	December 31,
	2006	2005
(In thousands)
Land and land improvements	$92,212	$87,495
Buildings	325,260	327,223
Machinery and equipment	2,451,233	2,401,395
Construction in progress	36,211	34,054
Other	33,339	34,706
Property, plant and equipment, at cost	2,938,255	2,884,873
Less accumulated depreciation	(1,685,964)	(1,564,362)
Property, plant and equipment, net	$1,252,291	$1,320,511

The amount of interest capitalized related to construction in progress was $0.5 million, $0.8 million and $0.5 million for the years ended December 31, 2006, 2005 and 2004, respectively.

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

Packaging Corporation of America
Notes to Consolidated Financial Statements (Continued)
December 31, 2006

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The amount of depreciation expense was $150.0 million, $151.7 million and $151.3 million for the years ended December 31, 2006, 2005 and 2004, respectively. Expenditures for repairs and maintenance are expensed as incurred.

Goodwill and Intangible Assets

The Company has capitalized certain intangible assets, primarily customer lists and relationships, covenants not to compete, and goodwill, based on their estimated fair value at the date of acquisition. Amortization is provided for customer lists and relationships on a straight-line basis over periods ranging from six to 40 years. Covenants not to compete are amortized on a straight-line basis over the terms of the respective agreements. Goodwill, which amounted to $37.2 million and $34.2 million as of December 31, 2006 and 2005, respectively, is not being amortized but is subject to annual impairment tests in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” The Company performs the impairment tests in the fourth quarter or sooner if events or changes in circumstances indicate that the carrying amount may exceed fair value. Recoverability of goodwill is determined by comparing the fair value of the reporting unit with its carrying value, including goodwill. If the carrying amount of the reporting unit exceeds the fair value, the implied fair value of the reporting unit’s goodwill is compared to the carrying amount of its goodwill to determine if a write-down to fair value is necessary. The Company concluded that no impairment of goodwill existed at the time of the annual impairment tests in 2006, 2005 and 2004.

Other Long-Term Assets

PCA has capitalized certain costs related to obtaining its financing. These costs are amortized to interest expense using the effective interest rate method over the terms of the senior credit facility and senior notes, which range from five to ten years. Unamortized deferred financing costs were $2.6 million and $3.3 million as of December 31, 2006 and 2005, respectively.

PCA leases the cutting rights to approximately 106,000 acres of timberland and capitalizes the annual lease payments and reforestation costs associated with these leases. These costs are recorded as depletion when timber is harvested and used in PCA’s business operations or sold to customers. Capitalized long-term lease costs were $21.0 million and $19.1 million as of December 31, 2006 and 2005, respectively. The amount of depletion expense was $2.2 million, $3.3 million and $2.3 million for the years ended December 31, 2006, 2005 and 2004, respectively.

PCA capitalizes certain costs related to the purchase and development of software which is used in its business operations. The costs attributable to these software systems are amortized over their estimated useful lives based on various factors such as the effects of obsolescence, technology and other economic factors. Net capitalized software costs were $1.1 million and $1.4 million as of December 31, 2006 and 2005, respectively. Software amortization expense was $1.1 million, $2.4 million and $4.0 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Packaging Corporation of America
Notes to Consolidated Financial Statements (Continued)
December 31, 2006

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Impairment of Long-Lived Assets

Long-lived assets other than goodwill are reviewed for impairment in accordance with provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” In the event that facts and circumstances indicate that the carrying amount of any long-lived assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset (or group of assets) would be compared to the asset’s (or group of assets’) carrying amount to determine if a write-down to fair value is required. The Company concluded that no impairment of long-lived assets existed in 2006, 2005 and 2004.

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

The discount rate assumptions used to calculate net periodic pension and postretirement cost  reflect the rates available on high-quality, fixed-income debt instruments on September 30th of each year. The rate of compensation increase is another significant assumption used to calculate net periodic pension cost and is determined by the Company based upon annual reviews.

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

Packaging Corporation of America
Notes to Consolidated Financial Statements (Continued)
December 31, 2006

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Research and Development

Research and development costs are expensed as incurred. The amount charged to expense was $6.9 million, $6.8 million, and $6.1 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Interest Expense, Net

Interest expense, net includes interest income of $4.8 million, $5.2 million, and $1.4 million and amortization of the Treasury lock proceeds received in July 2003 of $3.1 million each year in 2006, 2005, and 2004, respectively.

Industry Agreements

PCA regularly trades containerboard with other manufacturers primarily to reduce shipping costs. Containerboard trade agreements are a long-standing industry practice. These agreements are entered into on an annual basis, in which both parties agree to ship an identical number of tons to each other within the agreement period. These agreements minimize transportation cost by allowing each party’s containerboard mills to ship containerboard to the other party’s closest corrugated products plant. We track each shipment to ensure that the other party’s shipments to us match our shipments to them during the agreement period. Such transfers are possible because containerboard is a commodity product with no distinguishing product characteristics. These transactions are accounted for at carrying value, and sales are not recorded as the transactions do not represent the culmination of an earnings process. The transactions are recorded into inventory accounts, and no income is recorded until such inventory is converted to a finished product and sold to an end-use customer.

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
December 31, 2006

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

gains or losses resulting from adjusting the derivative instruments to fair value are recorded in net income or accumulated other comprehensive income (loss) (“OCI”), as appropriate.

The Company has historically used derivative instruments to manage interest costs and the risk associated with changing interest rates. The Company’s objectives for holding derivatives are to minimize the risks using the most effective methods to eliminate or reduce the impacts of these exposures. As of December 31, 2006, 2005 and 2004, the Company was not a party to any derivative instruments.

New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued “SFAS” No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R).”  SFAS No. 158 requires plan sponsors of defined benefit pension and other postretirement benefit plans (collectively, “postretirement benefit plans”) to recognize the funded status of their postretirement benefit plans in the statement of financial position, measure the fair value of plan assets and benefit obligations as of the date of the fiscal year end statement of financial position, and provide additional disclosures. These requirements are effective for fiscal years ending after December 15, 2006, with the exception of the requirement to measure plan assets and benefit obligations as of the plan sponsor’s fiscal year-end. This requirement is effective for fiscal years ending after December 15, 2008. On December 31, 2006, the Company adopted the recognition and disclosure provisions of SFAS No. 158. The effect of adopting SFAS No. 158 on the Company’s consolidated balance sheet at December 31, 2006 has been included in the accompanying consolidated financial statements. SFAS No. 158 did not have an effect on the Company’s balance sheet at December 31, 2005. The Company is assessing the remaining provision of SFAS No. 158 to determine the impact that the adoption of those provisions may have on its results of operations. See Note 6 for further discussion of the effect of adopting SFAS No. 158 on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.”  SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. This Statement is effective for fiscal years beginning after November 15, 2007. The Company is assessing SFAS No. 157 and has not yet determined the impact that the adoption of SFAS No. 157 will have on its results of operations.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) Topic 1N, “Financial Statements - Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” ( SAB 108). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 was effective for fiscal years ending after November 15, 2006. The Company’s financial position, results of operations or cash flows will only be impacted by SAB 108 if it has a prior year misstatement in its financial statements.

Packaging Corporation of America
Notes to Consolidated Financial Statements (Continued)
December 31, 2006

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In September 2006, the FASB issued FASB Staff Position (“FSP”) No. AUG AIR-1, “Accounting for Planned Major Maintenance Activities.”  This FSP prohibits the use of the accrue-in-advance method of accounting for planned major maintenance activities in annual and interim financial reporting periods and is effective for fiscal years beginning after December 15, 2006. The implementation of FSP No. AUG AIR-1 will not have any impact on the Company’s financial position or full year results of operations or cash flows. The Company’s financial position, results of operations and cash flows for the first, second and third quarters of 2006 will be restated to account for the impact of FSP No. AUG AIR-1 as if it had been adopted on January 1, 2006.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of SFAS No. 109, “Accounting for Income Taxes,” to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will adopt FIN 48 as of January 1, 2007, as required.  The cumulative effect of adopting FIN 48 will be recorded in retained earnings and other accounts as applicable. The Company expects that the adoption of FIN 48 will increase retained earnings by $3 million to $5 million, with a corresponding decrease in long-term liabilities.

Reclassification

Prior year’s financial statements have been reclassified where appropriate to conform with current year presentation.

Packaging Corporation of America
Notes to Consolidated Financial Statements (Continued)
December 31, 2006

3.   EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted income per common share for the periods presented.

	Year Ended December 31,
(In thousands, except per share data)	2006	2005	2004
Numerator:
Net income	$125,032	$52,604	$68,730
Denominator:
Basic common shares outstanding	103,599	107,334	106,358
Effect of dilutive securities:
Stock options	709	684	1,184
Unvested restricted stock	177	80	28
Dilutive common shares outstanding	104,485	108,098	107,570
Basic income per common share	$1.21	$0.49	$0.65
Diluted income per common share	$1.20	$0.49	$0.64

4.   STOCK-BASED COMPENSATION

In October 1999, the Company adopted a long-term equity incentive plan, which provides for grants of stock options, stock appreciation rights, restricted stock and performance awards to directors, officers and employees of PCA, as well as others who engage in services for PCA. Option awards granted to officers, employees and directors have contractual lives of seven or ten years. Options granted to officers and employees vest ratably over a three- or four-year period, whereas options granted to directors vest immediately. The plan, which will terminate on October 19, 2009, provides for the issuance of up to 6,550,000 shares of common stock. As of December 31, 2006, options or restricted stock for 5,378,982 shares have been granted. Forfeitures are added back to the pool of shares of common stock available to be granted at a future date.

Prior to January 1, 2006, the Company accounted for its equity incentive plan under the recognition and measurement provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations, as permitted by “SFAS” No. 123, “Accounting for Stock-Based Compensation.” No stock option-based stock compensation cost was recognized in the Statements of Income prior to January 1, 2006 as all stock options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), “Share-Based Payment,” using the modified-prospective-transition method. Under that transition method, stock compensation cost recognized in 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). Results for prior periods have not been restated.

As a result of adopting SFAS No. 123(R) on January 1, 2006, the Company’s income before income taxes for the year ended December 31, 2006, was $3,273,000 lower and the Company’s net income for the

Packaging Corporation of America
Notes to Consolidated Financial Statements (Continued)
December 31, 2006

4.   STOCK-BASED COMPENSATION (Continued)

same period was $1,988,000 lower, than if it had continued to account for share-based compensation under APB No. 25. Basic and diluted earnings per share for the year ended December 31, 2006 were both $0.02 lower than if the Company had continued to account for share-based compensation under APB No. 25.

Prior to the adoption of SFAS No. 123(R), the Company presented all tax benefits of deductions resulting from share-based payment arrangements as operating cash flows in the Statements of Cash Flows. SFAS No. 123(R) requires the cash flows resulting from the tax benefits from tax deductions in excess of the compensation cost recognized for those share awards (excess tax benefits) to be classified as financing cash flows. The excess tax benefit of $2,885,000 classified as a financing cash inflow for the year ended December 31, 2006 would have been classified as an operating cash inflow if the Company had not adopted SFAS No. 123(R).

As a result of adopting SFAS No 123(R), unearned compensation previously recorded in stockholders’ equity was reclassified against additional paid in capital on January 1, 2006. All stock-based compensation expense not recognized as of December 31, 2005 and compensation expense related to post 2005 grants of stock options and amortization of restricted stock will be recorded directly to additional paid in capital.

Compensation expense for stock options and restricted stock recognized in the Statements of Income for the year ended December 31, 2006, 2005 and 2004 was as follows:

	Year Ended December 31,
(In thousands)	2006	2005	2004
Stock options	$(3,273)	$—	$—
Restricted stock	(2,789)	(1,677)	(663)
Impact on income before income taxes	(6,062)	(1,677)	(663)
Income tax benefit	2,382	661	260
Impact on net income	$(3,680)	$(1,016)	$(403)

Packaging Corporation of America
Notes to Consolidated Financial Statements (Continued)
December 31, 2006

4.   STOCK-BASED COMPENSATION (Continued)

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to options granted under the Company’s stock option plan for the years ended December 31, 2005 and 2004:

(In thousands, except per share amounts)	Years Ended December 31,
	2005	2004
Net income as reported	$52,604	$68,730
Add: amortization of unearned compensation on restricted stock, net of tax	1,016	403
Less: stock-based compensation expense determined using fair value method, net of tax	(3,224)	(3,575)
Pro forma net income	$50,396	$65,558
Earnings per common share:
Basic	$0.49	$0.65
Diluted	$0.49	$0.64
Pro forma earnings per common share:
Basic	$0.47	$0.62
Diluted	$0.47	$0.61

Note that the above pro forma disclosure is provided for the years ended December 31, 2005 and 2004 because employee stock options were not accounted for using the fair-value method during that period.

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

	Years Ended December 31,
	2006	2005	2004
Weighted-average fair value of options granted ($)	3.82	3.72	6.16
Assumptions:
Dividend yield (%)	4.77	4.70	2.51
Expected volatility (%)	25.49	27.15	29.50
Risk-free interest rate (%)	5.14	3.77	4.45
Expected life of employee options (years)	5	5	5

Packaging Corporation of America
Notes to Consolidated Financial Statements (Continued)
December 31, 2006

4.   STOCK-BASED COMPENSATION (Continued)

A summary of the Company’s stock option activity and related information follows:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
				(In thousands)
Outstanding at December 31, 2003	5,126,548	$11.83
Granted	676,770	23.87
Exercised	(1,265,905)	8.15
Forfeited	(47,687)	18.33
Outstanding at December 31, 2004	4,489,726	14.59
Granted	334,590	21.34
Exercised	(943,126)	8.72
Forfeited	(38,081)	19.88
Outstanding at December 31, 2005	3,843,109	16.57
Granted	337,795	21.01
Exercised	(682,247)	11.35
Forfeited	(47,580)	21.91
Outstanding at December 31, 2006	3,451,077	$17.96	5.5	$15,420
Outstanding-vested or expected to vest at December 31, 2006	3,410,889	$17.92	5.5	$15,360
Exercisable at December 31, 2006	2,451,137	$16.51	5.1	$14,281

The total intrinsic value of options exercised during the years ended December 31, 2006 and 2005 was $7,936,000 and $13,540,000, respectively. As of December 31, 2006, there was $3,310,000 of total unrecognized compensation costs related to non-vested stock option awards granted under the Company’s equity incentive plan. That cost is expected to be recognized over a weighted-average period of 1.7 years.

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

	2006		2005		2004
(dollars in thousands)	Shares	Fair Market Value at Date of Grant	Shares	Fair Market Value at Date of Grant	Shares	Fair Market Value at Date of Grant
Restricted stock at January 1	387,030	$8,256	145,000	$3,063	73,500	$1,354
Granted	251,550	5,301	250,755	5,403	76,000	1,806
Vested	(19,300)	(405)	(8,100)	(197)	(4,500)	(97)
Cancellations	(8,900)	(188)	(625)	(13)	—	—
Restricted stock at December 31	610,380	$12,964	387,030	$8,256	145,000	$3,063

Packaging Corporation of America
Notes to Consolidated Financial Statements (Continued)
December 31, 2006

4.   STOCK-BASED COMPENSATION (Continued)

As of December 31, 2006, there was $8,330,000 of total unrecognized compensation costs related to the restricted stock awards. The Company expects to recognize the cost of these stock awards over a weighted-average period of 2.5 years.

5.   ACCRUED LIABILITIES

The components of accrued liabilities are as follows:

	December 31,
(In thousands)	2006	2005
Bonuses and incentives	$29,822	$21,895
Medical insurance and workers’ compensation	18,279	18,339
Vacation and holiday pay	14,742	14,159
Customer volume discounts and rebates	13,777	13,232
Franchise and property taxes	8,432	8,539
Payroll and payroll taxes	5,465	4,772
Other	9,913	5,889
Total	$100,430	$86,825

6.   EMPLOYEE BENEFIT PLANS AND OTHER POSTRETIREMENT BENEFITS

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

PCA maintains a supplemental executive retirement plan (“SERP”), which augments pension benefits for eligible executives (excluding the CEO) earned under the PCA pension plan for salaried employees. Benefits are determined using the same formula as the PCA pension plan but in addition to counting

Packaging Corporation of America
Notes to Consolidated Financial Statements (Continued)
December 31, 2006

6.   EMPLOYEE BENEFIT PLANS AND OTHER POSTRETIREMENT BENEFITS (Continued)

career average base pay, the SERP also recognizes bonuses and any pay earned in excess of IRS qualified plan compensation limits. Benefits earned under the SERP are reduced by benefits paid from the PCA pension plan and any prior qualified pension and SERP benefits earned under the Pactiv plan.

PCA also maintains a separate supplemental executive retirement benefit for its CEO which will provide a supplemental pension benefit calculated on the basis of the following formula: (annual salary + bonus) x (years of service) x (0.0167), where “years of service” equals years of service with PCA + five years. The benefit is payable in a lump sum, upon separation from service.

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

Adoption of SFAS No. 158

On December 31, 2006, the Company adopted the recognition and disclosure provisions of SFAS No. 158.  SFAS No. 158 required the Company to recognize the funded status (i.e., the difference between the fair value of plan assets and the projected benefit obligation) of its pension and postretirement plans in the December 31, 2006 balance sheet, with a corresponding adjustment to accumulated other comprehensive income, net of tax.  The adjustment to accumulated other comprehensive income at adoption represents the net unrecognized actuarial losses and unrecognized prior service costs, all of which were previously netted against the plans’ funded status in the Company’s balance sheet pursuant to the provisions of SFAS No. 87.  These amounts will be subsequently recognized as net periodic pension cost pursuant to the Company’s historical accounting policy for amortizing such amounts.  Further, actuarial gains and losses that arise in subsequent periods and are not recognized as net periodic pension cost in the same periods will be recognized as a component of other comprehensive income.  These amounts will be subsequently recognized as a component of net periodic pension cost on the same basis as the amounts recognized in accumulated other comprehensive income at the adoption of SFAS No. 158.

The incremental effects of adopting the provisions of SFAS No. 158 on the Company’s balance sheet at December 31, 2006 are presented in the following table.  The adoption of SFAS No. 158 had no effect on the Company’s consolidated statement of income for the year ended December 31, 2006, or for any prior period presented, and it will not effect the Company’s operating results in future periods.  Had the Company not been required to adopt SFAS No. 158 at December 31, 2006, it would have recognized an additional minimum liability pursuant to the provisions of SFAS No. 87. The effect of recognizing the additional minimum liability is included in the table below in the column labeled “Prior to Adopting of SFAS No. 158.”

Packaging Corporation of America
Notes to Consolidated Financial Statements (Continued)
December 31, 2006

6.   EMPLOYEE BENEFIT PLANS AND OTHER POSTRETIREMENT BENEFITS (Continued)

	At December 31, 2006
	Prior to	Effect of	As Reported
	Adopting	Adopting	at December
(in thousands)	SFAS No. 158	SFAS No. 158	31, 2006
Other intangible assets	$28,672	$(13,961)	$14,711
Total assets	2,000,937	(13,961)	1,986,976
Pension/postretirement liability (current)	—	2,004	2,004
Total current liabilities	386,334	2,004	388,338
Pension/postretirement liability (noncurrent)	41,797	24,117	65,914
Deferred income taxes (noncurrent)	276,715	(15,747)	260,968
Total long-term liabilities	898,497	8,370	906,867
Accumulated other comprehensive income (loss)	16,256	(24,335)	(8,079)
Total stockholders' equity	716,106	(24,335)	691,771

Included in accumulated other comprehensive income at December 31, 2006 are the following amounts that have not yet been recognized in net periodic pension cost:  unrecognized prior service costs of $31.5 million ($19.1 million net of tax) and unrecognized actuarial losses of $8.6 million ($5.2 million net of tax).  The pre-tax amounts of prior service cost and actuarial loss included in accumulated other comprehensive income and expected to be recognized in net periodic pension cost during the fiscal year ended December 31, 2007 is $2.7 million and $0.3 million, respectively.

The following tables  summarize activity of the Company’s pension plans and postretirement benefit plans.

	Pension Plans			Postretirement Plans
(In thousands)	2006	2005	2004	2006	2005	2004
Change in Benefit Obligation
Benefit obligation at beginning of period	$81,495	$45,017	$15,242	$10,729	$9,804	$7,872
Service cost	18,291	15,275	11,290	945	889	836
Interest cost	4,472	2,693	1,953	586	585	489
Plan initiation	—	—	17,150	—	—	—
Plan amendments	8,834	7,732	1,283	(9)	62	7
Actuarial loss (gain)	(3,762)	10,998	(1,648)	(524)	(322)	804
Participant contributions	—	—	—	282	234	211
Benefits paid	(365)	(220)	(253)	(721)	(523)	(415)
Benefit obligation at September 30	$108,965	$81,495	$45,017	$11,288	$10,729	$9,804
Accumulated benefit obligation portion of above	$78,569	$55,092	$24,766
Change in Fair Value of Plan Assets
Plan assets at fair value at beginning of period	$24,604	$7,894	$30	$—	$—	$—
Actual return on plan assets	2,698	1,146	173	—	—	—
Company contributions	20,654	15,784	7,944	439	289	204
Participant contributions	—	—	—	282	234	211
Benefits paid	(365)	(220)	(253)	(721)	(523)	(415)
Fair value of plan assets at September 30	$47,591	$24,604	$7,894	$—	$—	$—

Packaging Corporation of America
Notes to Consolidated Financial Statements (Continued)
December 31, 2006

6.   EMPLOYEE BENEFIT PLANS AND OTHER POSTRETIREMENT BENEFITS (Continued)

	Pension Plans	Postretirement Plans
(in thousands)	December 31,	December 31,
	2006	2006
Development of Net Amount Recognized
Benefit obligation in excess of plan assets at September 30	$(61,374)	$(11,288)
Fourth quarter contributions.	4,552	192
Benefit obligation in excess of plan assets at December 31	$(56,822)	$(11,096)
Amounts Recognized in Statement of Financial Position
Current liabilities.	$(1,553)	$(451)
Noncurrent liabilities	(55,269)	(10,645)
Accrued benefit recognized at December 31	$(56,822)	$(11,096)
Amounts Recognized in Accumulated Other Comprehensive Income, Net of Tax
Prior service cost.	$21,387	$(2,254)
Actuarial loss, net	3,084	2,118
Total	$24,471	$(136)

	Pension Plans		Postretirement Plans
	December 31,	December 31,	December 31,	December 31,
	2005	2004	2005	2004
Development of Net Amount Recognized
Benefit obligation in excess of plan assets at September 30	$(56,891)	$(37,123)	$(10,729)	$(9,804)
Fourth quarter contributions.	3,125	1,355	66	37
Unrecognized costs:
Prior service cost	29,089	23,539	(4,175)	(4,712)
Actuarial loss, net	8,874	(2,003)	4,276	4,898
Accrued benefit recognized at December 31	$(15,803)	$(14,232)	$(10,562)	$(9,581)
Amounts Recognized in Statement of Financial Position
Noncurrent liabilities	$(29,764)	$(18,487)	$(10,562)	$(9,581)
Intangible asset	13,961	4,255	—	—
Accrued benefit recognized at December 31	$(15,803)	$(14,232)	$(10,562)	$(9,581)

	Pension Plans			Postretirement Plans
(In thousands)	2006	2005	2004	2006	2005	2004
Weighted-Average Assumptions Used to Determine Benefit Obligations at December 31
Discount rate	5.75%	5.50%	6.00%	5.75%	5.50%	6.00%
Rate of compensation increase	3.00-4.00%	3.00-4.00%	3.00-4.00%	N/A	N/A	N/A
Weighted-Average Assumptions Used to Determine Net Periodic Benefit Cost for the Years Ended December 31
Discount rate	5.50%	6.00%	6.00-6.25%	5.50%	6.00%	6.25%
Expected return on plan assets	8.25%	8.25%	8.25-8.50%	N/A	N/A	N/A
Rate of compensation increase	3.00-4.00%	3.00-4.00%	3.00-4.00%	N/A	N/A	N/A

Packaging Corporation of America
Notes to Consolidated Financial Statements (Continued)
December 31, 2006

6.   EMPLOYEE BENEFIT PLANS AND OTHER POSTRETIREMENT BENEFITS (Continued)

No pay-related benefits are provided under the hourly pension plan. PCA uses a September 30 measurement date for all of its benefit plans.

During the year ended December 31, 2006, PCA recorded pension plan expense of $22.8 million and made pension contributions of $22.1 million. PCA currently expects to record pension plan expense of $22.7 million in 2007 and make pension contributions of $19.7 million.

	Pension Plans			Postretirement Plans
(In thousands)	2006	2005	2004	2006	2005	2004
Components of Net Periodic Benefit Cost
Service cost for benefits earned during the year	$18,291	$15,275	$11,289	$945	$889	$836
Interest cost on accumulated benefit obligation	4,472	2,693	1,953	586	585	489
Expected return on plan assets	(2,768)	(1,030)	(4)	—	—	—
Net amortization of unrecognized amounts	2,800	2,186	2,054	(208)	(175)	(208)
Net periodic benefit cost	$22,795	$19,124	$15,292	$1,323	$1,299	$1,117

Our funding policy is to contribute to the plans amounts necessary to satisfy the funding requirements of applicable laws and regulations. Pension plans’ assets were invested in the following classes of securities at September 30, 2006 and 2005:

	Percentage of Fair Value
	2006	2005
Equity securities	62%	61%
Debt securities	38%	38%
Other	0%	1%

Our investment policy is to invest more heavily in equity securities than debt securities, with a liquidity requirement sufficient to cover at least three months of benefit payment obligations.

The return on pension plan assets reflects the expected long-term rates of return for the categories of investments currently held in the plan as well as anticipated returns for additional contributions made in the future. The expected long-term rate of return is adjusted when there are fundamental changes in expected returns on the plan investments.

The discount rate assumptions used to calculate the present value of pension and postretirement benefit obligations reflect the rates available on high-quality, fixed-income debt instruments on September 30 of each year. The rate of compensation increase is another significant assumption used for pension accounting and is determined by the Company based upon annual reviews.

In determining net pension and postretirement benefit costs, we have elected to amortize prior service cost on a straight-line basis over the average remaining service period of employees expected to receive benefits under the plans. A 10% corridor is used to determine the amount of the unrecognized net gain or loss to be amortized. The excess, if any, of the unrecognized net gain or loss over 10% of the greater of the projected benefit obligation or the market-related value of plan assets is amortized over the

Packaging Corporation of America
Notes to Consolidated Financial Statements (Continued)
December 31, 2006

6.   EMPLOYEE BENEFIT PLANS AND OTHER POSTRETIREMENT BENEFITS (Continued)

average remaining service period until retirement for active participants and included in the net periodic benefit cost.

As of September 30, 2006, the Company assumed health care cost trend rates were 9.00% for 2007, 8.00% for 2008, 7.00% for 2009, 6.00% for 2010 and 5.00% for 2011 and thereafter. As of September 30, 2005, the Company assumed health care cost trend rates for its postretirement benefit plans were 8.00% in 2006, 7.00% in 2007, 6.00% in 2008, and 5.00% in 2009 and thereafter. As of September 30, 2004, the Company assumed health care cost trend rates for its postretirement benefit plans were 10.00% for 2005, 9.00% for 2006, 8.00% for 2007, 7.00% for 2008, 6.00% for 2009 and 5.00% for 2010 and thereafter.

Increasing the assumed health care cost trend rate by one percentage point would increase the 2006 postretirement benefit obligation by approximately $1.2 million and would increase the 2006 net postretirement benefit cost by approximately $0.2 million. Decreasing the assumed health care cost trend rate by one percentage point would decrease the 2006 postretirement benefit obligation by approximately $1.1 million and would decrease the 2006 net postretirement benefit cost by approximately $0.2 million.

The following benefit payments are expected to be paid to current plan participants:

(In thousands)	Pension Plans	Postretirement Plans
2007	$1,553	$451
2008	2,248	501
2009	9,062	574
2010	3,982	740
2011	4,729	926
2012 - 2016	38,109	5,860

On February 1, 2000, the Company adopted two defined contribution benefit plans that cover all full-time salaried employees and certain hourly employees at several of the Company’s facilities. Employees can make voluntary contributions in accordance with the provisions of their respective plan. The Company expensed $8.5 million, $7.9 million and $7.4 million for employer contributions during the years ended December 31, 2006, 2005 and 2004, respectively.

7.   GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

Changes in the carrying amount of goodwill for the periods ended December 31, 2006 and 2005 are as follows:

(In thousands)
Balance as of January 1, 2005	$3,691
Acquisition	30,496
Balance as of December 31, 2005	34,187
Acquisition	2,947
Other	66
Balance at December 31, 2006	$37,200

Packaging Corporation of America
Notes to Consolidated Financial Statements (Continued)
December 31, 2006

7.   GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

For additional information regarding the acquisitions, see Note 16.

Other Intangible Assets

The components of other intangible assets are as follows:

	Weighted	As of December 31, 2006		As of December 31, 2005
(In thousands)	Average Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible assets subject to amortization:
Customer lists and relations	31 years	$17,441	$3,205	$17,660	$2,414
Covenants not to compete	7 years	2,142	1,667	1,742	1,423
		19,583	4,872	19,402	3,837
Intangible assets not subject to amortization:
Intangible pension asset		—	—	13,961	—
Total other intangible assets		$19,583	$4,872	$33,363	$3,837

The amount of amortization expense was $1.1 million, $1.0 million, and $0.8 million for the years ended December 31, 2006, 2005 and 2004, respectively. Estimated amortization of intangible assets over the next five years is expected to approximate $1.1 million per year.

8.   DEBT

A summary of debt is set forth in the following table:

	December 31,
(In thousands)	2006	2005
Senior credit facility—
Term loan, effective interest rate of 6.63% and 5.78% as of December 31, 2006 and 2005, respectively, due in varying annual installments beginning July 21, 2006 through 2008	$30,000	$39,000
Receivables credit facility, effective interest rate of 5.65% and 4.72% as of December 31, 2006 and 2005, respectively, due October 5, 2007	109,000	109,000
Senior notes, net of discount of $205 and $342 as of December 31, 2006 and 2005, respectively, interest at 4.38% payable semi-annually, due August 1, 2008	149,795	149,658
Senior notes, net of discount of $2,228 and $2,571 as of December 31, 2006 and 2005, respectively, interest at 5.75% payable semi-annually, due August 1, 2013	397,772	397,429
Other	350	116
Total	686,917	695,203
Less current portion	119,147	118,030
Total long-term debt	$567,770	$577,173

Packaging Corporation of America
Notes to Consolidated Financial Statements (Continued)
December 31, 2006

8.   DEBT (Continued)

On July 7, 2003, PCA entered into a senior unsecured credit facility that provides for a $100.0 million revolving credit facility, including a $35.0 million subfacility for letters of credit, and a $50.0 million term loan. The senior credit facility expires in 2008.

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

The instruments governing PCA’s indebtedness contain covenants that limit the ability of PCA and its subsidiaries to enter into sale and leaseback transactions, incur liens, enter into certain transactions with affiliates, merge or consolidate with any other person or sell or otherwise dispose of all or substantially all of the assets of the Company. They also require PCA to comply with certain financial covenants, including the ratio of earnings before interest, taxes, depreciation and amortization to interest expense, the ratio of debt to total capitalization, and minimum net worth levels. A failure to comply with these restrictions could lead to an event of default, which could result in an acceleration of such indebtedness. At December 31, 2006, the Company was in compliance with these covenants.

Additional information regarding PCA’s variable rate debt is shown below:

	Weighted-Average Reference Interest Rate		Applicable Margin
	December 31,		December 31,
	2006	2005	2006	2005
LIBOR based debt:
Term loan	5.38%	4.53%	1.25%	1.25%
Commercial paper based debt:
Receivables credit facility	5.35%	4.32%	0.30%	0.40%

As of December 31, 2006, annual principal maturities for debt are: $119.1 million (2007), $170.2 million (2008), $0 (2009-2011) and $400.0 million (2012 and thereafter).

Interest payments in connection with the Company’s debt obligations for the years ended December 31, 2006, 2005 and 2004, amounted to $38.2 million, $35.8 million, and $34.2 million, respectively.

On November 29, 2000, the Company established an on-balance sheet securitization program for its trade accounts receivable. To effectuate this program, the Company formed a wholly owned limited purpose subsidiary, Packaging Credit Company, LLC (“PCC”), which in turn formed a wholly owned, bankruptcy-remote, special-purpose subsidiary, Packaging Receivables Company, LLC (“PRC”), for the purpose of acquiring receivables from PCC. Both of these entities are included in the consolidated financial statements of the Company. Under this program, PCC purchases on an ongoing basis substantially all of the receivables of the Company and sells such receivables to PRC. PRC and lenders established a $150.0 million receivables-backed revolving credit facility (“Receivables Credit Facility”) through which PRC obtains funds to purchase receivables from PCC. The receivables purchased by PRC

Packaging Corporation of America
Notes to Consolidated Financial Statements (Continued)
December 31, 2006

8.   DEBT (Continued)

are and will be solely the property of PRC. In the event of liquidation of PRC, the creditors of PRC would be entitled to satisfy their claims from PRC’s assets prior to any distribution to PCC or the Company. Credit available under the receivables credit facility is on a borrowing-base formula. As a result, the full amount of the facility may not be available at all times. At December 31, 2006, $109.0 million was outstanding and $41.0 million was available for additional borrowing under the receivables credit facility. The highest outstanding principal balance under the receivables credit facility during 2006 was $109.0 million. On October 6, 2006, PCA renewed the receivables credit facility for an additional one-year term, expiring on October 5, 2007.

A summary of the Company’s drawings under credit facilities, including the impact of $19.4 million of outstanding letters of credit, as of December 31, 2006 follows:

(In thousands)	Commitments	Utilized	Available
Receivables credit facility	$150,000	$109,000	$41,000
Senior revolving credit facility	100,000	19,373	80,627
	$250,000	$128,373	$121,627

PCA is required to pay commitment fees on the unused portions of the credit facilities.

The Company’s outstanding letters of credit of $19.4 million at both December 31, 2006 and 2005 are for workers’ compensation.

9.   FINANCIAL INSTRUMENTS

The carrying and estimated fair values of PCA’s financial instruments at December 31, 2006 and 2005 were as follows:

	2006		2005
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$161,837	$161,837	$112,669	$112,669
Accounts and notes receivable, net	263,159	263,159	213,181	213,181
Accounts and dividends payable	(145,551)	(145,551)	(151,896)	(151,896)
Long-term debt—
Term loan	(30,000)	(30,000)	(39,000)	(39,000)
4.38% five-year senior notes (due August 1, 2008)	(149,795)	(147,255)	(149,658)	(146,534)
5.75% ten-year senior notes (due August 1, 2013)	(397,772)	(387,548)	(397,429)	(394,172)
Receivables credit facility	(109,000)	(109,000)	(109,000)	(109,000)
Other	(350)	(350)	(116)	(116)

The fair value of cash and cash equivalents, accounts and notes receivable, net and accounts and dividends payable approximate their carrying amounts due to the short-term nature of these financial instruments.

Packaging Corporation of America
Notes to Consolidated Financial Statements (Continued)
December 31, 2006

9.   FINANCIAL INSTRUMENTS (Continued)

The fair value of the term loan and the receivables credit facility approximates their carrying amount due to the variable interest-rate feature of the instruments. The fair values of the senior notes are based on quoted market prices. The fair value of the other debt was determined to not be materially different from the carrying amount.

10.   STOCKHOLDERS’ EQUITY

On May 16, 2001, the Company announced a $100.0 million common stock repurchase program. PCA may continue to repurchase shares from time to time under this program. Through December 31, 2003, the Company repurchased 5,195,600 shares of common stock for $88.8 million. All repurchased shares were retired prior to December 31, 2003. No shares of common stock were repurchased under this program in 2006, 2005 or 2004.

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

Concurrent with the closing of the secondary offering on December 21, 2005, the Company entered into a common stock repurchase agreement with PCA Holdings LLC. Pursuant to the repurchase agreement, the Company purchased 4,500,000 shares of common stock directly from PCA Holdings LLC at the initial price to the public net of the underwriting discount, for $20.69 per share, the same net price per share received by PCA Holdings LLC in the secondary offering. These shares were retired on December 21, 2005.

11.   COMMITMENTS AND CONTINGENCIES

Capital Commitments

The Company had authorized capital expenditures of approximately $48.5 million and $33.1 million as of December 31, 2006 and 2005, respectively, in connection with the expansion and replacement of existing facilities and equipment.

Packaging Corporation of America
Notes to Consolidated Financial Statements (Continued)
December 31, 2006

11.   COMMITMENTS AND CONTINGENCIES (Continued)

Operating Leases

PCA leases space for certain of its facilities and cutting rights to approximately 106,000 acres of timberland under long-term leases. The Company also leases equipment, primarily vehicles and rolling stock, and other assets under long-term leases of a duration generally of three years. The minimum lease payments under non-cancelable operating leases with lease terms in excess of one year are as follows:

(In thousands)
2007	$25,069
2008	21,332
2009	14,934
2010	9,750
2011	6,657
Thereafter	32,670
Total	$110,412

Capital lease obligations were not significant to the accompanying financial statements. Total lease expense, including base rent on all leases and executory costs, such as insurance, taxes, and maintenance, for the years ended December 31, 2006, 2005 and 2004 was $38.5 million, $35.8 million and $33.0 million, respectively. These costs are included in cost of goods sold and selling and administrative expenses.

Purchase Commitments

The Company has entered into various purchase agreements to buy minimum amounts of energy over periods ranging from one to three years at fixed prices. Total purchase commitments over the next three years are as follows:

(In thousands)
2007	$3,281
2008	667
2009	684
Total	$4,632

These purchase agreements are not marked to market. The Company purchased $22.5 million during the year ended December 31, 2006, $12.8 million during the year ended December 31, 2005, and $17.6 million during the year ended December 31, 2004 under these purchase agreements.

Litigation

PCA is a party to various legal actions arising in the ordinary course of business. These legal actions cover a broad variety of claims spanning our entire business. As of the date of this filing, we believe it is not reasonably possible that the resolution of these legal actions will, individually or in the aggregate, have a material adverse effect on our financial position, or results of operations or cash flows.

Packaging Corporation of America
Notes to Consolidated Financial Statements (Continued)
December 31, 2006

11.   COMMITMENTS AND CONTINGENCIES (Continued)

Environmental Liabilities

In April 1998, the United States Environmental Protection Agency (EPA) finalized a new Clean Air and Water Act commonly referred to as the Cluster Rules, which govern all pulp and paper mill operations, including those at our mills. The Cluster Rules affect our allowable discharges of air and water pollutants. PCA and its competitors are required to incur costs to ensure compliance with these new rules. During 2006, PCA spent $1.1 million to complete PCA’s projects related to Cluster Rule requirements at PCA’s four mills. As a result, the Company does not anticipate any further capital expenditures related to ensuing compliance with the Cluster Rules. From 1997 through 2006, we spent approximately $39.2 million on Cluster Rule compliance to meet Clean Air Act requirements. Total capital costs for environmental matters, including Cluster Rule compliance, were $4.8 million for 2006. We currently estimate 2007 environmental capital expenditures will be $8.6 million.

The potential costs for various environmental matters are uncertain due to such factors as the unknown magnitude of possible cleanup costs, the complexity and evolving nature of governmental laws and regulations and their interpretations, and the timing, varying costs and effectiveness of alternative cleanup technologies. From January 1994 through December 2006, remediation costs at our mills and corrugated plants totaled about $3.2 million. As of December 31, 2006, we maintained an environmental reserve of $6.1 million relating to on-site landfills (see Note 12) and surface impoundments as well as ongoing and anticipated remedial projects. Liabilities recorded for environmental contingencies are estimates of the probable costs based upon available information and assumptions. Because of these uncertainties, however, PCA’s estimates may change. As of the date of this filing, we believe that it is not reasonably possible that future environmental expenditures and asset retirement obligations above the $6.1 million accrued as of December 31, 2006, will have a material impact on our financial condition, results of operations, or cash flows.

In connection with the sale to PCA of its containerboard and corrugated products business, Pactiv agreed to retain all liability for all former facilities and all sites associated with pre-closing off-site waste disposal and all environmental liabilities related to a closed landfill located near our Filer City mill.

12.   ASSET RETIREMENT OBLIGATIONS

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

Packaging Corporation of America
Notes to Consolidated Financial Statements (Continued)
December 31, 2006

12.   ASSET RETIREMENT OBLIGATIONS (Continued)

The following table describes changes to PCA’s asset retirement obligation liability:

(In thousands)	2006	2005
Asset retirement obligation, January 1	$3,312	$3,788
Accretion expense	173	241
Revisions in estimated cash flows	—	(116)
Payments	(19)	(601)
Asset retirement obligation, December 31	$3,466	$3,312

13.   INCOME TAXES

Following is an analysis of the components of the consolidated income tax provision (benefit):

(In thousands)	2006	2005	2004
Current—
U.S.	$82,999	$20,741	$—
State and local	6,835	(1,099)	895
Total current provision (benefit) for taxes	89,834	19,642	895
Deferred—
U.S.	(17,871)	11,746	37,534
State and local	(2,271)	4,042	3,756
Total deferred provision (benefit) for taxes	(20,142)	15,788	41,290
Total provision (benefit) for taxes	$69,692	$35,430	$42,185

The effective tax rate varies from the U.S. Federal statutory tax rate principally due to the following:

(In thousands)	2006	2005	2004
Provision computed at U.S. Federal statutory rate of 35%	$68,154	$30,812	$38,820
State and local taxes, net of federal benefit	6,613	2,548	4,666
Adjustments to prior year’s accrual	(972)	2,138	—
Other	(4,103)	(68)	(1,301)
Total	$69,692	$35,430	$42,185

Packaging Corporation of America
Notes to Consolidated Financial Statements (Continued)
December 31, 2006

13.   INCOME TAXES (Continued)

Deferred income tax assets and liabilities at December 31 are summarized as follows:

	December 31,
(In thousands)	2006	2005
Deferred tax assets:
Accrued liabilities	$9,235	$2,150
Employee benefits and compensation	12,848	9,506
Reserve for doubtful accounts	706	1,091
Inventories	3,613	2,140
Stock options and restricted stock	2,029	—
Pension and postretirement benefits	26,801	10,889
General business credits	—	2,242
Alternative minimum tax credits	—	13,545
Net operating loss carry forwards	4,785	3,767
Total deferred tax assets	$60,017	$45,330
Deferred tax liabilities:
Property, plant and equipment differences	$(273,883)	$(281,574)
Investment in joint venture	(27,799)	(27,491)
Total deferred tax liability	$(301,682)	$(309,065)
Net deferred tax liabilities	$(241,665)	$(263,735)

The net deferred tax liability at December 31 is classified in the balance sheet as follows:

	December 31,
(In thousands)	2006	2005
Current deferred tax assets	$19,303	$28,975
Non-current deferred tax liabilities	(260,968)	(292,710)
Net deferred tax liabilities	$(241,665)	$(263,735)

Cash payments for income taxes were $65.1 million, $10.1 million and $1.0 million for the years ended December 31, 2006, 2005 and 2004, respectively.

As of December 31, 2006, the Company had no federal net operating loss carry forwards and had available gross state and local net operating loss carry forwards of approximately $111.6 million with various expiration dates.

14.   RESTRUCTURING CHARGES AND OTHER SEVERANCE

In August 2005, the Company announced that it would close a corrugated products plant by December 31, 2005. The charges related to this plan were recorded in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. In connection with the shutdown of the corrugated products plant, the Company recorded pre-tax restructuring charges of

Packaging Corporation of America
Notes to Consolidated Financial Statements (Continued)
December 31, 2006

14.   RESTRUCTURING CHARGES AND OTHER SEVERANCE (Continued)

$1.7 million during 2005 and $325,000 during 2006, which are reflected in the table below.

In August 2006, the Company announced that it would close a corrugated products plant by the end of the third quarter 2006. In connection with the closing of this plant, the Company sold the equipment and the building for $1.6 million in cash proceeds and recorded a pre-tax loss of $319,000. The Company also recorded $454,000 in severance and wrote off $174,000 of assets, primarily intangible assets. All restructuring costs are included in other expense, net in the statements of income.

The following table presents an analysis of the 2005 and 2006 activity related to these restructurings:

(dollars in thousands)	Severance and Benefit Costs	Asset Impairments	Equipment Disposal and Other Costs	Total
Balance at January 1, 2005	$—	$—	$—	$—
Restructuring charges	805	619	256	1,680
Non-cash charges	—	(619)	—	(619)
Cash payments	(308)	—	(256)	(564)
Balance at December 31, 2005	497	—	—	497
Restructuring charges	403	493	376	1,272
Non-cash charges	—	(493)	—	(493)
Cash payments	(695)	—	(376)	(1,071)
Balance at December 31, 2006	$205	$—	$—	$205

On November 3, 2006, PCA sold the building for cash proceeds of $378,000 and recorded a pre-tax gain of $378,000.

15.   RELATED PARTY TRANSACTIONS

PCA owns a 31 1/3% interest in Southern Timber Venture, LLC (“STV”). At December 31, 2006 and 2005, PCA had not guaranteed the debt of STV and has no future funding requirements. At December 31, 2006 and 2005, the carrying value of the Company’s investment in STV under the equity method is zero. PCA received dividends from STV of $15.0 million ($14.0 million net of direct expenses) and $29.3 million ($27.8 million net of direct expenses) in 2005 and 2004, respectively. PCA did not receive any dividends from STV in 2006.

In April 2005 and December 2004, STV sold to other parties approximately 90,000 acres and 150,000 acres, respectively, of timberland previously owned and managed by STV that were under the supply agreement with PCA. STV will continue to manage the timberlands for the new buyers. In connection with the sale, PCA entered into new supply agreements with the buyers related to the acreage sold and continues to buy pulpwood from both STV and the buyers. After both sales, STV currently owns approximately 52,000 acres of land, including timberlands and higher beneficial use properties, located primarily in southern Georgia and northern Florida.

Currently, PCA purchases pulpwood directly from STV for its Valdosta mill in accordance with the terms of a fiber supply agreement between the two companies which expires December 31, 2017. The price of pulpwood in this agreement is

Packaging Corporation of America
Notes to Consolidated Financial Statements (Continued)
December 31, 2006

15.   RELATED PARTY TRANSACTIONS (Continued)

based upon the fair market value of pulpwood and is adjusted annually for any changes in market value. PCA purchased $3.3 million and $4.1 million of pulpwood for its Valdosta, Georgia mill from STV during the years ended December 31, 2006 and 2005. PCA purchased $22.6 million of pulpwood for its Counce, Tennessee and Valdosta, Georgia mills from STV during the year ended December 31, 2004.

In June 2004, PCA sold a portion of its interest in STV for $2.0 million and recognized a pre-tax gain of $2.0 million.

Financial information for STV is as follows:

	Year Ended December 31,
	2006	2005	2004
(In thousands)	(unaudited)	(audited)
Net sales	$8,138	$8,757	$33,785
Gross profit (loss)	1,285	(468)	8,693
Gain from sale of timberlands	1,126	53,837	86,579
Net income (loss)	(3,475)	41,934	70,750

The audited financial statements for STV for the year ended December 31, 2004 are included as part of this filing in accordance with Rule 3-09 of Regulation S-X. This requirement does not apply for STV’s financial statements for the year ended December 31, 2006 and 2005.

16.   ACQUISITIONS

During the second quarter of 2006, PCA acquired a sheet plant in Miami, Florida for $4.3 million. This acquisition expanded the Company’s presence in southern Florida. The purchase method of accounting was used to account for the acquisition. Goodwill of $2.9 million (which is deductible for income tax purposes) was recorded in connection with the acquisition. Net sales and total assets of the plant acquired were not material. Operating results of the plant subsequent to the date of acquisition are included in the Company’s operating results.

During the second quarter of 2005, PCA acquired a full line corrugated plant in Jackson, Mississippi, a specialty sheet plant in St. Louis, Missouri, and a graphics packaging and display manufacturing plant in Olive Branch, Mississippi for $48.7 million. These plants expanded PCA’s presence in geographic markets where PCA did not have any plant locations. The purchase method of accounting was used to account for the acquisition of these plants. Goodwill of $30.5 million (which is deductible for income tax purposes) and $2.4 million of intangible assets were recorded in connection with the acquisition. The intangible assets include customer lists and relations. Net sales and total assets of the plants acquired were not material. Operating results of the plants subsequent to the date of acquisition are included in the Company’s operating results.

During the first quarter of 2004, Packaging Corporation of Illinois, a wholly owned subsidiary of PCA, acquired a corrugated plant in Chicago, Illinois for $38.4 million. This acquisition expanded PCA’s capabilities in high quality graphics packaging and displays and increased PCA’s presence in the Chicago market. The purchase method of accounting was used to account for the acquisition. Goodwill of

Packaging Corporation of America
Notes to Consolidated Financial Statements (Continued)
December 31, 2006

16.   ACQUISITIONS (Continued)

$1.5 million (which is deductible for income tax purposes) and $13.8 million of intangible assets were recorded in connection with the acquisition. The intangible assets include customer lists and relations. Net sales and total assets of the acquisition were not material. Operating results of the plant subsequent to the date of acquisition are included in the Company’s operating results.

17.   DIVESTITURES

On November 16, 2006, PCA sold its Fulton, Mississippi sawmill and received $0.7 million in proceeds and recognized a $0.3 million pre-tax gain. In 2006, through the date of the sale of the facility, the sawmill had net sales of $5.7 million. The sawmill had net sales of $8.7 million and $10.3 million for the years ended December 31, 2005 and 2004, respectively.

In February 2004, PCA sold its hardwood sawmill in Selmer, Tennessee and received $1.0 million in proceeds and recognized a $0.2 million pre-tax gain. In 2004, through the date of the sale of the facility, the sawmill had net sales of $0.1 million.

18.   QUARTERLY FINANCIAL DATA (UNAUDITED)

	Fiscal Quarter
(In thousands, except per share amounts)	First	Second	Third	Fourth	Total
2006:
Net sales	$507,856	$551,095	$575,041	$553,054	$2,187,046
Gross profit	73,578	112,138	134,688	123,473	443,877
Income from operations	22,483	57,806	76,791	68,847	225,927
Net income	8,987	32,245	43,748	40,052	125,032
Basic earnings per share	0.09	0.31	0.42	0.39	1.21
Diluted earnings per share	0.09	0.31	0.42	0.38	1.20
Stock price—high	23.99	23.61	23.83	24.23	24.23
Stock price—low	22.16	20.19	20.85	21.77	20.19
2005:
Net sales	$489,437	$519,325	$512,187	$472,709	$1,993,658
Gross profit	73,266	95,915	80,501	57,129	306,811
Income from operations	27,532	54,280	26,302	8,012	116,126
Net income	12,619	27,760	10,566	1,659	52,604
Basic earnings per share	0.12	0.26	0.10	0.02	0.49
Diluted earnings per share	0.12	0.26	0.10	0.02	0.49
Stock price—high	25.63	24.91	22.43	24.17	25.63
Stock price—low	21.87	20.09	19.13	18.24	18.24

Note: The sum of the quarters may not equal the total of the respective year’s earnings per share on either a basic or diluted basis due to changes in the weighted average shares outstanding throughout the year.

For the second quarter of 2005, net income included a $7.0 million (or $0.06 per share) dividend payment net of taxes and expenses from Southern Timber Venture, LLC (“STV”), a timberlands joint venture in which PCA owns a 31 1/3% interest. The dividend resulted from STV’s sale of a portion of their timberland holdings.

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

Committed Product Purchases by Packaging Corporation of America; Possible inability to develop new markets—The Company derived approximately 68% of its net sales for 2004 from sales of timber directly to the Packaging Corporation of America. For a description of the terms of sales of timber by the Company to the Packaging Corporation of America, see Note 7. While management of the Company believes that there is significant demand for the Company’s timber products from users other than the

SOUTHERN TIMBER VENTURE, LLC
Notes to Financial Statements
December 31, 2004 and 2003

NOTE 2   FACTORS AFFECTING THE COMPANY’S BUSINESS (Continued)

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

Environmental Regulations—The Company is subject to extensive and changing federal, state and local environmental laws and regulations, the provisions and enforcement of which are expected to become more stringent in the future. The Company is subject to regulation under the Endangered Species Act (the ESA), the Clean Water Act, the Clean Air Act, the Resource Conservation and Recovery Act, the Comprehensive Environmental Response, Compensation and Liability Act of 1980, and the Federal Insecticide, Fungicide and Rodenticide Act, as well as similar state laws and regulations. Violations of various statutory and regulatory programs that apply to the Company’s operations can result in civil penalties, remediation expenses, natural resource damages, potential injunctions, cease and desist orders, and criminal penalties.

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

In December 2004, the Company sold approximately 153,000 acres of timberlands in Mississippi, Tennessee and Alabama for approximately $158.4 million, resulting in a gain of approximately $86.6 million. Approximately $55.4 million of the proceeds of the sales were used to reduce the Company’s debt. See Note 7 for discussion of the affect of the divestiture on the company’s supply agreement.

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

The Company has entered into a commitment to sell approximately 90,000 acres of timberland in Mississippi, Alabama and Tennessee for approximately $91.4 million in March 2005. This sale will reduce the Company’s obligations under a supply agreement which is discussed in the Note 7. The amount of the reduction in supply agreement has not been determined.

NOTE 7   RELATED PARTY TRANSACTIONS

During 2001, the Company entered into a supply agreement with Packaging Corporation of America (PCA) which was a 33.3% and 31.3% owner of the Company as of December 31, 2003 and 2004, respectively. As discussed above, in December 2004, the Company sold 153,000 acres of timber lands which substantially reduced the Company’s obligation under the agreement to supply PCA’s Counce, Tennessee

SOUTHERN TIMBER VENTURE, LLC
Notes to Financial Statements
December 31, 2004 and 2003

NOTE 7   RELATED PARTY TRANSACTIONS (Continued)

mill. Subsequent to the sale, the Company is obligated to supply PCA’s mill in Counce, Tennessee with a minimum of 160,000 tons of softwood per year and a minimum of 10,800 tons of hardwood per year. The Company’s obligation to supply 100,000 tons of softwood per year to PCA’s mill in Valdosta, Georgia did not change.

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