Form 10-Q
period 2007-03-31
PACKAGING CORP OF AMERICA
filed 2007-05-09
CIK 75677

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☒

As of May 7, 2007, the Registrant had outstanding 105,235,735 shares of common stock, par value $0.01 per share.

PART I
FINANCIAL INFORMATION

Item 1.                        Financial Statements.

Packaging Corporation of America
Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)	March 31, 2007	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$147,294	$161,837
Accounts and notes receivable, net of allowance for doubtful accounts and customer deductions of $5,968 and $6,463 as of March 31, 2007 and December 31, 2006, respectively	275,292	263,159
Inventories	200,438	195,946
Prepaid expenses and other current assets	14,687	6,473
Deferred income taxes	11,145	19,303
Total current assets	648,856	646,718
Property, plant and equipment, net	1,235,915	1,252,291
Goodwill	37,163	37,200
Other intangible assets, net of accumulated amortization of $5,150 and $4,872 as of March 31, 2007 and December 31, 2006, respectively	14,583	14,711
Other long-term assets	36,185	36,056
Total assets	$1,972,702	$1,986,976
Liabilities and stockholders’ equity
Current liabilities:
Short-term debt and current maturities of long-term debt	$119,150	$119,147
Accounts payable	125,934	119,397
Dividends payable	26,243	26,154
Accrued interest	5,467	12,870
Accrued federal and state income taxes	13,389	10,340
Accrued liabilities	71,524	98,490
Total current liabilities	361,707	386,398
Long-term liabilities:
Long-term debt	567,851	567,770
Deferred income taxes	245,215	260,968
Pension and postretirement benefit plans	66,218	65,914
Other liabilities	22,073	14,155
Total long-term liabilities	901,357	908,807
Stockholders’ equity:
Common stock, par value $.01 per share, 300,000,000 shares authorized, 104,973,070 shares and 104,611,181 shares issued as of March 31, 2007 and December 31, 2006, respectively	1,050	1,046
Additional paid in capital	437,639	429,508
Retained earnings	279,353	269,296
Accumulated other comprehensive income (loss):
Unrealized gain on treasury lock, net	15,482	16,259
Unfunded employee benefit obligations, net	(23,883)	(24,335)
Cumulative foreign currency translation adjustment	(3)	(3)
Total accumulated other comprehensive income (loss)	(8,404)	(8,079)
Total stockholders’ equity	709,638	691,771
Total liabilities and stockholders’ equity	$1,972,702	$1,986,976

See notes to condensed consolidated financial statements.

Packaging Corporation of America
Condensed Consolidated Statements of Income
(unaudited)

	Three Months Ended March 31,
(In thousands, except per share amounts)	2007	2006
		(Restated- See Note 2)
Net sales	$559,159	$507,856
Cost of sales	(446,172)	(431,245)
Gross profit	112,987	76,611
Selling and administrative expenses	(41,951)	(37,701)
Corporate overhead	(12,896)	(11,179)
Other expense, net	(1,444)	(2,215)
Income from operations	56,696	25,516
Interest expense, net	(7,132)	(8,050)
Income before taxes	49,564	17,466
Provision for income taxes	(18,373)	(6,531)
Net income	$31,191	$10,935
Weighted average common shares outstanding:
Basic	104,166	103,355
Diluted	105,065	104,238
Net income per common share:
Basic	$0.30	$0.11
Diluted	$0.30	$0.10
Dividends declared per common share	$0.25	$0.25

See notes to condensed consolidated financial statements.

Packaging Corporation of America
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended March 31,
(In thousands)	2007	2006
		(Restated- See Note 2)
Cash Flows from Operating Activities:
Net income	$31,191	$10,935
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	37,595	38,360
Amortization of financing costs	172	172
Amortization of gain on treasury lock	(777)	(777)
Share-based compensation expense	1,520	1,357
Deferred income tax provision	4,318	1,734
Loss on disposals of property, plant and equipment	1,043	1,283
Excess tax benefits from share-based awards	247	48
Changes in operating assets and liabilities:
(Increase) decrease in assets—
Accounts and notes receivable	(12,095)	(19,987)
Inventories	(4,492)	5,847
Prepaid expenses and other current assets	(8,214)	(7,170)
Increase (decrease) in liabilities—
Accounts payable	6,537	(9,003)
Accrued liabilities	(31,506)	(25,877)
Other, net	1,697	3,594
Net cash provided by operating activities	27,236	516
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(20,821)	(17,301)
Additions to other long term assets	(1,305)	(2,767)
Proceeds from disposals of property, plant and equipment	168	125
Other, net	—	(27)
Net cash used for investing activities	(21,958)	(19,970)
Cash Flows from Financing Activities:
Payments on long-term debt	(36)	(8)
Common stock dividends paid	(26,154)	(27,045)
Proceeds from exercise of stock options	5,515	1,311
Excess tax benefits from share-based awards	854	382
Net cash used for financing activities	(19,821)	(25,360)
Net decrease in cash and cash equivalents	(14,543)	(44,814)
Cash and cash equivalents, beginning of period	161,837	112,669
Cash and cash equivalents, end of period	$147,294	$67,855

See notes to condensed consolidated financial statements.

Packaging Corporation of America
Notes to Condensed Consolidated Financial Statements
(unaudited)
March 31, 2007

1.   Basis of Presentation

The condensed consolidated financial statements as of March 31, 2007 and 2006 of Packaging Corporation of America (“PCA” or the “Company”) and for the three month periods then ended are unaudited but include all adjustments (consisting only of normal recurring adjustments) that management considers necessary for a fair presentation of such financial statements. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with Article 10 of SEC Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. Operating results for the period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the period ending December 31, 2007. These condensed consolidated financial statements should be read in conjunction with PCA’s Annual Report on Form 10-K for the year ended December 31, 2006. The condensed consolidated financial statements as of March 31, 2006 have been restated for the adoption of FASB Staff Position (“FSP”) No. AUG AIR-1, “Accounting for Planned Major Maintenance Activities.” The Company adopted this FSP on January 1, 2007, which required prior year financial statements to be restated to account for the impact of this FSP as if it had been adopted on January 1, 2006. See Note 2, Summary of Accounting Policies—Recent Accounting Pronouncements for additional information.

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
March 31, 2007

2.   Summary of Accounting Policies (Continued)

Comprehensive Income

Comprehensive income is as follows:

	Three Months Ended March 31,
(In thousands)	2007	2006
Net income	$31,191	$10,935
Other comprehensive income, net of tax:
Amortization of unfunded employee benefit obligations	452	—
Amortization of gain on treasury lock	(777)	(777)
Comprehensive income	$30,866	$10,158

Reclassifications

Prior year’s financial statements have been reclassified where appropriate to conform with the current year presentation.

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115.” This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendments to SFAS No. 115, “Accounting for Certain Investments In Debt and Equity Securities,” apply to all entities with available-for-sale and trading securtities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided that an entity also elects to apply the provisions of SFAS No. 157, “Fair Value Measurements.” The Company is assessing SFAS No. 159 and has not yet determined the impact that the adoption of SFAS No. 159 will have on its results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R).” SFAS No. 158 requires plan sponsors of defined benefit pension and other postretirement benefit plans (collectively, “postretirement benefit plans”) to recognize the funded status of their postretirement benefit plans in the statement of financial position, measure the fair value of plan assets and benefit obligations as of the date of the fiscal year end statement of financial position, and provide additional disclosures. These requirements were effective for fiscal years ending after December 15, 2006, with the exception of the requirement to measure plan assets and benefit obligations as of the plan sponsor’s fiscal year-end. This requirement is effective for fiscal years ending after December 15, 2008. On December 31, 2006, the Company adopted the recognition and disclosure provisions of SFAS No. 158. The Company is assessing the remaining provision of SFAS No. 158 to determine the impact that the adoption of those provisions may have on its results of operations.

Packaging Corporation of America
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
March 31, 2007

2.   Summary of Accounting Policies (Continued)

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

In September 2006, the FASB issued FSP No. AUG AIR-1, “Accounting for Planned Major Maintenance Activities.” This FSP prohibits the use of the accrue-in-advance method of accounting for planned major maintenance activities in annual and interim financial reporting periods and is effective for fiscal years beginning after December 15, 2006. Prior to the adoption of this FSP, the Company determined its planned maintenance costs for the year and amortized these costs ratably throughout the year. On January 1, 2007, the Company began accounting for its planned major maintenance activities in accordance with FSP No. AUG AIR-1 using the deferral method. The implementation of FSP No. AUG AIR-1 will not have any impact on the Company’s year end financial position or full year results of operations and cash flows as all maintenance costs incurred have been and continue to be expensed in the fiscal year in which the maintenance activity occurs. In accordance with FSP No. AUG AIR-1, the Company’s financial position, results of operations and cash flows for each quarter of 2006 were adjusted to apply the FSP retrospectively. The following financial statement line items as of and for the three month period ended March 31, 2006 were adjusted as follows:

Statement of Income Three Months Ended 3/31/06	As Originally Reported	As Adjusted	Effect of Change
(In thousands, except per share amounts)
Cost of sales	$(434,278)	$(431,245)	$3,033
Gross profit	73,578	76,611	3,033
Income from operations	22,483	25,516	3,033
Income before taxes	14,433	17,466	3,033
Provision for income taxes	(5,446)	(6,531)	(1,085)
Net income	8,987	10,935	1,948
Net income per common share:
Basic	$0.09	$0.11	$0.02
Diluted	$0.09	$0.10	$0.01

Packaging Corporation of America
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
March 31, 2007

2.   Summary of Accounting Policies (Continued)

Balance Sheet 3/31/06	As Originally Reported	As Adjusted	Effect of Change
(In thousands)
Prepaid expenses and other current assets	$11,615	$14,006	$2,391
Total current assets	521,608	523,999	2,391
Total assets	1,921,224	1,923,615	2,391
Accounts payable	116,490	115,848	(642)
Accrued federal and state income taxes	5,746	6,832	1,086
Total current liabilities	335,720	336,164	444
Retained earnings	231,449	233,397	1,948
Total stockholders’ equity	666,738	668,686	1,948
Total liabilities and stockholders’ equity	1,921,224	1,923,615	2,391

Statement of Cash Flows Three Months Ended 3/31/06	As Originally Reported	As Adjusted	Effect of Change
(In thousands)
Net income	$8,987	$10,935	$1,948
Prepaid expenses and other current assets	(4,779)	(7,170)	(2,391)
Accounts payable	(8,361)	(9,003)	(642)
Accrued liabilities	(26,962)	(25,877)	1,085

In June 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of SFAS No. 109, “Accounting for Income Taxes,” to create a single model to address accounting for uncertainty in tax positions. FIN No. 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN No. 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN No. 48 on January 1, 2007

As a result of the implementation of FIN No. 48, PCA recognized a $5.1 million decrease to reserves for uncertain tax positions and an increase to the beginning balance of retained earnings on the condensed consolidated balance sheet. After adoption on January 1, 2007, the Company had $9.1 million total gross unrecognized tax benefits. Of this total, $7.1 million (net of the federal benefit on state issues and interest) would impact its effective tax rate if recognized. At March 31, 2007, PCA had $7.5 million of unrecognized tax benefits.

PCA’s continuing practice is to recognize interest and penalties related to uncertain tax positions in income tax expense. After adoption of FIN No. 48 on January 1, 2007, the Company had $0.6 million accrued for interest and no reserve for penalties. During the first quarter of 2007, PCA recorded $0.1 million for interest in its statement of operations, increasing the accrual for interest to $0.7 million at March 31, 2007.

PCA and its subsidiaries are subject to U.S. federal income taxes, as well as income taxes of multiple state and city jurisdictions. The federal income tax return for 2004 is currently under examination, and a federal examination of the tax year 2002 has been concluded. The tax years 2001 and 2003-2006 remain open to federal examination. In major state jurisdictions, tax years 2002-2006 remain open for examination.

Packaging Corporation of America
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
March 31, 2007

3.   Earnings Per Share

The following table sets forth the computation of basic and diluted income per common share for the periods presented. Basic and diluted income per common share for the three months ended March 31, 2006 increased $0.02 and $0.01, respectively, due to the restatement of the Company’s results of operations as a result of the adoption of FSP No. AUG AIR-1. See Note 2, Summary of Accounting Policies—Recent Accounting Pronouncements for additional information.

	Three Months Ended March 31,
(In thousands, except per share data)	2007	2006
Numerator:
Net income	$31,191	$10,935
Denominator:
Basic common shares outstanding	104,166	103,355
Effect of dilutive securities:
Stock options	630	754
Unvested restricted stock	269	129
Dilutive common shares outstanding	105,065	104,238
Basic income per common share	$0.30	$0.11
Diluted income per common share	$0.30	$0.10

4.   Stock-Based Compensation

In October 1999, the Company adopted a long-term equity incentive plan which provides for grants of stock options, stock appreciation rights, restricted stock and performance awards to directors, officers and employees of PCA, as well as others who engage in services for PCA. Option awards granted to officers, employees and directors have contractual lives of seven or ten years. Options granted to officers and employees vest ratably over a three- or four-year period, whereas options granted to directors vest immediately. The plan, which will terminate on October 19, 2009, provides for the issuance of up to 6,550,000 shares of common stock. As of March 31, 2007, options or restricted stock for 5,385,449 shares have been granted, net of forfeitures. Forfeitures are added back to the pool of shares of common stock available to be granted at a future date.

Packaging Corporation of America
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
March 31, 2007

4.   Stock-Based Compensation (Continued)

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), “Share-Based Payment,” using the modified-prospective-transition method. Under that transition method, stock compensation cost recognized subsequent to January 1, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). Compensation expense for both stock options and restricted stock recognized in the condensed consolidated statements of income for the three month periods ended March 31, 2007 and 2006 was as follows:

	Three Months Ended March 31,
(In thousands)	2007	2006
Stock options	$(690)	$(787)
Restricted stock	(830)	(570)
Impact on income before taxes	(1,520)	(1,357)
Income tax benefit	592	530
Impact on net income	$(928)	$(827)

The Company uses the Black-Scholes-Merton option-pricing model to estimate the fair value of each option grant as of the date of grant. Expected volatilities are based on historical volatility of the Company’s common stock. The expected life of the option is estimated using historical data pertaining to option exercises and employee terminations. Separate groups of employees that have similar historical exercise behavior are considered separately for estimating the expected life. The risk-free interest rate is based on U.S. Treasury yields in effect at the time of grant. There were no option grants during the first quarter of 2007.

A summary of the Company’s stock option activity and related information follows:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
				(In thousands)
Outstanding at December 31, 2006	3,451,077	$17.96
Exercised	(354,289)	15.57
Forfeited	(1,133)	21.84
Outstanding at March 31, 2007	3,095,655	$18.23	5.3	$19,092
Outstanding—vested or expected to vest at March 31, 2007	3,056,600	$18.19	5.3	$18,971
Exercisable at March 31, 2007	2,096,848	$16.67	4.9	$16,203

Packaging Corporation of America
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
March 31, 2007

4.   Stock-Based Compensation (Continued)

The total intrinsic value of options exercised during the three months ended March 31, 2007 and 2006 was $3,204,000 and $843,000, respectively. As of March 31, 2007, there was $2,621,000 of total unrecognized compensation cost related to non-vested stock option awards granted under the Company’s equity incentive plan. That cost is expected to be recognized over a weighted-average period of 1.2 years.

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

	2007		2006
(dollars in thousands)	Shares	Fair Market Value at Date of Grant	Shares	Fair Market Value at Date of Grant
Restricted stock at January 1	610,380	$12,964	387,030	$8,256
Granted	8,000	196	12,000	280
Vested	—	—	(11,300)	(219)
Cancellations	(400)	(8)	(825)	(17)
Restricted stock at March 31	617,980	$13,152	386,905	$8,300

As of March 31, 2007, there was $7,687,000 of total unrecognized compensation costs related to the above restricted stock awards. The Company expects to recognize the cost of these stock awards over a weighted-average period of 2.3 years.

5.   Inventories

The components of inventories are as follows:

	March 31, 2007	December 31, 2006
(In thousands)	(unaudited)
Raw materials	$90,692	$87,243
Work in process	5,678	5,021
Finished goods	66,339	63,633
Supplies and materials	82,736	83,431
Inventories at FIFO or average cost	245,445	239,328
Excess of FIFO or average over LIFO cost	(45,007)	(43,382)
Inventories, net	$200,438	$195,946

Packaging Corporation of America
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
March 31, 2007

5.   Inventories (Continued)

An actual valuation of inventory under the LIFO method is made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations must necessarily be based on management’s estimates of expected year-end inventory levels and costs. Because these are subject to many forces beyond management’s control, interim results are subject to the final year-end LIFO inventory valuation.

6.   Goodwill and Other Intangible Assets

Goodwill

Changes in the carrying amount of goodwill for the period ended March 31, 2007 are as follows:

(In thousands)
Balance at December 31, 2006	$37,200
Other	(37)
Balance at March 31, 2007	$37,163

Other Intangible Assets

The components of other intangible assets are as follows:

		As of March 31, 2007		As of December 31, 2006
	Weighted Average Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
(In thousands)		(unaudited)
Customer lists and relations	31 years	$17,441	$3,410	$17,441	$3,205
Covenants not to compete	6 years	2,292	1,740	2,142	1,667
Total other intangible assets		$19,733	$5,150	$19,583	$4,872

7.   Employee Benefit Plans and Other Postretirement Benefits

For the three months ended March 31, 2007 and 2006, net pension costs were comprised of the following:

	Three Months Ended March 31,
(In thousands)	2007	2006
Components of Net Pension Costs
Service cost for benefits earned during the year	$4,493	$4,573
Interest cost on accumulated benefit obligation	1,563	1,118
Expected return on assets	(1,190)	(692)
Net amortization of unrecognized amounts	808	700
Net pension costs	$5,674	$5,699

Packaging Corporation of America
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
March 31, 2007

7.   Employee Benefit Plans and Other Postretirement Benefits (Continued)

The Company makes pension plan contributions to the extent such contributions are mandatory, actuarially determined and tax deductible. The Company expects to contribute $23.2 million to the pension plans in 2007, of which $4.6 million has been contributed through March 31, 2007.

For the three months ended March 31, 2007 and 2006, net postretirement costs were comprised of the following:

	Three Months Ended March 31,
(In thousands)	2007	2006
Components of Net Postretirement Costs
Service cost for benefits earned during the year	$248	$236
Interest cost on accumulated benefit obligation	160	147
Net amortization of unrecognized amounts	(63)	(52)
Net postretirement costs	$345	$331

8.   Restructuring Charges and Other Severance

In August 2005, the Company announced that it would close a corrugated products plant by December 31, 2005. The charges related to this plant closing were recorded in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. In connection with the shutdown of the corrugated products plant, the Company recorded pre-tax restructuring charges of $1.7 million during 2005 and $325,000 during 2006. On November 3, 2006, PCA sold the building for cash proceeds of $378,000 and recorded a pre-tax gain of $378,000.

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

The following table presents an analysis of the 2007 activity related to the 2006 closure restructurings:

(In thousands)	Severance and Benefit Costs
Balance at January 1, 2007	$205
Restructuring charges	—
Non-cash charges	2
Cash payments	(161)
Balance at March 31, 2007	$46

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

Industry supply and demand trends remained in balance during the first quarter of 2007. Although industry shipments of corrugated products decreased 2.1% for the first three months of 2007 compared to the same period in 2006, industry containerboard inventory levels remained at historically low levels. Containerboard inventory at the end of the first quarter was the lowest March ending inventory in the past 25 years on a weeks of supply basis. As reported by industry publications, linerboard prices for the first quarter of 2007 averaged $50 per ton higher than last year’s first quarter, reflecting the April 2006 $50 per ton price increase. Linerboard prices as published by industry publications did not change during the first quarter of 2007.

The cost to manufacture containerboard is dependent, in large part, on the costs of wood fiber, recycled fiber, purchased fuels, electricity and labor and fringe benefits. While energy and other costs are significant in the manufacture of corrugated products, labor and fringe benefits make up the largest component of corrugated products’ manufactured costs besides the cost of containerboard.

Industry publications reported that recycled fiber prices increased significantly during the first quarter of 2007. Published costs for recycled fiber averaged approximately $50 per ton above last year’s first quarter. The prices peaked in March 2007 and came down approximately $20 per ton in April. In addition, the slowdown in the home building market has reduced the supply of residual chips from sawmills resulting in an increase in wood costs supplied to paper mills. Although wood costs did increase during the quarter, the increases were not as severe as those reported for recycled fiber. Purchased fuel costs decreased from the levels in the first quarter of 2006 as natural gas and fuel oil prices fell. Transportation and purchased electricity costs were higher in the first quarter of 2007 compared to the first quarter of 2006 as rates for these items increased during 2006 due to higher energy prices.

For the quarter ended March 31, 2007, PCA has reported significantly improved earnings compared to the prior year. The improved earnings were primarily driven by increased product pricing for both containerboard and corrugated products, reflecting the full realization of previously announced price increases, and an improvement in product and customer sales mix. Although corrugated product sales volumes decreased 2.7%, or 15,000 tons, compared to last year’s first quarter, the decrease was more than offset by outside containerboard sales which increased 33,000 tons for the same period. Partially offsetting the earnings improvement were higher labor and fringe benefits costs, including medical and incentive compensation costs, increased fiber costs, higher transportation costs, and the timing of our annual mill maintenance outage costs.

We expect our earnings from operations for the second quarter to be higher than our earnings from operations for the first quarter, primarily due to seasonally higher corrugated products sales volumes and a reduction in planned mill maintenance work. We also anticipate that our energy costs in the second quarter will be lower due to warmer weather conditions.

Results of Operations

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

The historical results of operations of PCA for the three months ended March 31, 2007 and 2006 are set forth below:

	Three Months Ended March 31,
(In thousands)	2007	2006	Change
Net sales	$559,159	$507,856	$51,303
Income from operations	$56,696	$25,516	$31,180
Interest expense, net	(7,132)	(8,050)	918
Income before taxes	49,564	17,466	32,098
Provision for income taxes	(18,373)	(6,531)	(11,842)
Net income	$31,191	$10,935	$20,256

Net Sales

Net sales increased by $51.3 million, or 10.1%, for the three months ended March 31, 2007 from the comparable period in 2006. The increase was primarily the result of increased sales prices of corrugated products and containerboard to third parties and increased sales volume of containerboard to outside third parties.

Corrugated products volume sold for the three months ended March 31, 2007 decreased 2.7% to 7.7 billion square feet (“bsf”) compared to 7.9 bsf in the first quarter of 2006. Containerboard volume sold to external domestic and export customers was up 32.9% for the three months ended March 31, 2007 from the three months ended March 31, 2006. Containerboard mill production for the three months ended March 31, 2007 was 584,000 tons compared to 579,000 tons in the same period in 2006.

Income From Operations

Income from operations increased by $31.2 million, or 122.2%, for the three months ended March 31, 2007 compared to the three months ended March 31, 2006. The increase in income from operations was primarily attributable to higher sales prices and improved product and customer mix ($50.3 million) and lower energy costs ($3.2 million), partially offset by increased costs of recycled fiber ($4.4 million), fringe benefits ($3.6 million) which includes medical costs and incentive compensation accruals ($3.3 million), transportation ($2.4 million) and salaries ($2.2 million) which includes expenses for share-based compensation, and other items which were individually insignificant. In addition, income from operations for the three months ended March 31, 2007 was reduced by $4.5 million related to the impact of lower production as a result of the annual maintenance shutdown for our Valdosta, Georgia mill. In 2006 this mill shutdown was delayed until the second quarter in order to maintain the containerboard inventory at our box plants at a sufficient level.

Gross profit increased $36.4 million, or 47.5%, for the three months ended March 31, 2007 from the comparable period in 2006. Gross profit as a percentage of net sales increased from 15.1% of net sales in the three months ended March 31, 2006 to 20.2% of net sales in the current quarter due primarily to the improved sales prices and mix described previously.

Selling and administrative expenses increased $4.3 million, or 11.3%, for the three months ended March 31, 2007 compared to the same period in 2006. The increase was primarily the result of higher expenses related to salaries including merit increases, incentive compensation, new hires, and share-based compensation expense ($2.3 million), travel, entertainment and meetings ($1.0 million), fringe benefits ($0.5 million), broker commissions ($0.2 million) and warehousing costs ($0.2 million).

Corporate overhead increased $1.7 million, or 15.4%, for the three months ended March 31, 2007 compared to the same period in 2006, primarily due to an increase in salary expense and related fringe benefit costs which includes expenses recorded for merit increases, share-based compensation and incentive compensation ($1.5 million).

Other expense for the three months ended March 31, 2007 decreased $0.8 million, or 34.8%, compared to the three months ended March 31, 2006. The decrease was related to a decrease in losses recorded for fixed asset disposals ($.4 million) and other items which were individually insignificant.

Interest Expense, Net and Income Taxes

Interest expense, net decreased $0.9 million, or 11.4%, for the three months ended March 31, 2007 from the three months ended March 31, 2006, primarily as a result of increased income earned on PCA’s cash equivalents due to higher cash balances.

PCA’s effective tax rate was 37.1% for the three months ended March 31, 2007 and 37.4% for the comparable period in 2006. The effective tax rate varies from the U.S. federal statutory tax rate of 35% principally due to the impact of state and local income taxes and the domestic manufacturers’ deduction.

Liquidity and Capital Resources

The following table presents a summary of our cash flows for the periods presented:

	Three Months Ended March 31,
(In thousands)	2007	2006	Change
Net cash provided by (used for):
Operating activities	$27,236	$516	$26,720
Investing activities	(21,958)	(19,970)	(1,988)
Financing activities	(19,821)	(25,360)	5,539
Net decrease in cash and cash equivalents	$(14,543)	$(44,814)	$30,271

Operating Activities

Net cash provided by operating activities for the three months ended March 31, 2007 was $27.2 million, a increase of $26.7 million, or 517.8%, from the comparable period in 2006. The increase in net cash provided by operating activities was primarily the result of higher net income in 2007 as previously described and lower requirements for operating assets and liabilities of $4.5 million for the three months ended March 31, 2007 compared to the same period in 2006. The lower requirements for operating assets and liabilities were driven by favorable year over year changes in accounts payable ($15.5 million) and accounts receivable ($7.9 million), partially offset by unfavorable year over year changes in inventories ($10.3 million) and accrued liabilities ($5.6 million).

Investing Activities

Net cash used for investing activities for the three months ended March 31, 2007 increased $2.0 million, or 10.0%, to $22.0 million, compared to the three months ended March 31, 2006. The increase was primarily related to an increase in additions to property, plant and equipment of $3.5 million during the three months ended March 31, 2007 compared to the same period in 2006.

Financing Activities

Net cash used for financing activities totaled $19.8 million for the three months ended March 31, 2007, a decrease of $5.5 million, or 21.8%, from the comparable period in 2006. The decrease was primarily attributable to $4.2 million in additional proceeds from the issuance of common stock upon exercise of stock options during the three months ended March 31, 2007 compared to the same period in 2006.

PCA’s primary sources of liquidity are net cash provided by operating activities, borrowings under PCA’s revolving credit facility, and additional borrowings under PCA’s receivables credit facility. As of March 31, 2007, PCA had $121.6 million in unused borrowing capacity under its existing credit agreements, net of the impact on this borrowing capacity of $19.4 million of outstanding letters of credit. Currently, PCA’s primary uses of cash are for capital expenditures, debt service and declared common stock dividends, which it expects to be able to fund from these sources.

The following table provides the outstanding balances and the weighted average interest rates as of March 31, 2007 for PCA’s outstanding term loan, the revolving credit facility, the receivables credit facility, and the five- and ten-year senior notes:

Borrowing Arrangement	Balance at March 31, 2007	Weighted Average Interest Rate	Projected Annual Cash Interest Payments
(In thousands)
Senior Credit Facility:
Term loan	$30,000	6.63%	$1,988
Revolving credit facilty	—	N/A	N/A
Receivables Credit Facility	109,000	5.65	6,154
4 3/8% Five-Year Notes (due August 1, 2008)	150,000	4.38	6,570
5 3/4% Ten-Year Notes (due August 1, 2013)	400,000	5.75	23,000
Total	$689,000	5.47%	$37,712

The above table excludes unamortized debt discount of $2.3 million at March 31, 2007. It also excludes from the projected annual cash interest payments, the non-cash income from the annual amortization of the $27.0 million received in July 2003 from the settlement of the treasury locks related to the five- and ten-year notes. The amortization is being recognized over the terms of the five- and ten-year notes and is included in interest expense, net.

The revolving credit facility is available to fund PCA’s working capital requirements, capital expenditures and other general corporate purposes. The term loan must be repaid in annual installments in July 2007 through 2008. The revolving credit facility will terminate in July 2008. The receivables credit facility will termininate in October 2007.

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

In addition, we must maintain minimum net worth, maximum leverage and minimum EBITDA to interest ratios under the senior credit facility. A failure to comply with the restrictions contained in our senior credit facility could lead to an event of default, which could result in an acceleration of such indebtedness. Such an acceleration would also constitute an event of default under the notes indentures and the receivables credit facility. As of March 31, 2007, PCA was in compliance with these covenants.

PCA currently expects to incur capital expenditures of $120.0 million to $125.0 million in 2007. These expenditures will be used primarily for maintenance capital, cost reduction, business growth and environmental compliance. As of March 31, 2007, PCA had spent $20.8 million for capital expenditures and had committed to spend an additional $37.6 million in the remainder of 2007 and beyond.

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

Market Risk and Risk Management Policies

PCA is exposed to the impact of interest rate changes and changes in the market value of its financial instruments. PCA periodically enters into derivatives in order to minimize these risks, but not for trading purposes. As of March 31, 2007, PCA was not a party to any derivative instruments.

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

•       Clean Water Act (CWA);

•       Clean Air Act (CAA);

•       The Emergency Planning and Community Right-to-Know-Act (EPCRA);

•       Toxic Substance Control Act (TSCA); and

•       Safe Drinking Water Act (SDWA).

We believe that we are currently in material compliance with these and all applicable environmental rules and regulations. Because environmental regulations are constantly evolving, we have incurred, and will continue to incur, costs to maintain compliance with these and other environmental laws. In particular, the United States Environmental Protection Agency Cluster Rules which govern pulp and paper mill operations, including those at the Counce, Filer City, Valdosta and Tomahawk mills will affect our allowable discharges of air and water pollutants. We completed all of our projects related to the Cluster Rules at our four mills during 2006.

Impact of Inflation

PCA does not believe that inflation has had a material impact on its financial position or results of operations during the three month periods ending March 31, 2007 and 2006.

Off-Balance Sheet Arrangements

PCA does not have any off-balance sheet arrangements as of March 31, 2007 that would require disclosure under SEC FR-67, “Disclosure in Management’s Discussion and Analysis About Off-Balance Sheet Arrangement and Aggregate Contractual Obligations.”

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

PCA has included in its Annual Report on Form 10-K for the year ended December 31, 2006, a discussion of its critical accounting policies which we believe affect our more significant judgments and estimates used in the preparation of our consolidated financial statements. PCA changed its policy regarding income taxes following the adoption of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” on January 1, 2007.

Income Taxes

PCA’s annual tax rate is determined based on income, statutory tax rates and the tax impacts of items treated differently for tax purposes than for financial reporting purposes. Tax law requires some items to be included in the tax return at different times than the items reflected in the financial statements. As a result, the annual tax rate in the financial statements is different than the rate reported on PCA’s tax return. Some of these differences are permanent, such as expenses that are not deductible in the tax return, and some differences are temporary, reversing over time, such as depreciation expense. These temporary differences create deferred tax assets and liabilities.

Inherent in determining the annual tax rate are judgments regarding business plans, planning opportunities and expectations about future outcomes. Significant management judgments are required for the following items:

•       Management reviews PCA’s deferred tax assets for realizability. Valuation allowances are established when management believes that it is more likely than not that some portion of the deferred tax assets will not be realized. Changes in valuation allowances from period to period are included in the tax provision.

•       PCA establishes accruals for uncertain tax contingencies when, despite the belief that PCA’s tax return positions are fully supported, PCA believes that uncertain positions may be challenged. The tax contingency accruals are adjusted in light of changing facts and circumstances, such as the progress of tax audits, the expiration of the statute of limitations for the relevant taxing authority to examine a tax return, case law and emerging legislation. While it is difficult to predict the final outcome or timing of resolution for any particular tax matter, PCA believes that the accruals reflect the likely outcome of known tax contingencies in accordance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.”

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

Our actual results, performance or achievement could differ materially from those expressed in, or implied by, these forward-looking statements, and accordingly, we can give no assurances that any of the events anticipated by the forward-looking statements will transpire or occur, or if any of them do so, what impact they will have on our results of operations or financial condition. In view of these uncertainties, investors are cautioned not to place undue reliance on these forward-looking statements. We expressly disclaim any obligation to publicly revise any forward-looking statements that have been made to reflect the occurrence of events after the date hereof. For a discussion of other factors that may affect our business, see Item 1A. Risk Factors included in Annual Report on Form 10-K for the year ended December 31, 2006.

Available Information

Our internet website address is www.packagingcorp.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13 or 15(d) of the Exchange Act are available free of charge (except for the user’s internet access charge) through our website as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission. PCA’s website and the information contained or incorporated therein are not intended to be incorporated into this report.

Certifications

On May 12, 2006, PCA filed with the New York Stock Exchange (the “NYSE”) the Annual CEO Certification regarding the Company’s compliance with the NYSE’s Corporate Governance listing standards as required by Section 303A.12(a) of the New York Stock Exchange Listed Company Manual. In addition, PCA has filed as exhibits to its Quarterly Report on Form 10-Q for the period ended March 31, 2007, the applicable certifications of its Chief Executive Officer and its Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act of 2002, regarding the quality of the Company’s public disclosures.

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

Prior to filing this report, PCA completed an evaluation under the supervision and with the participation of PCA’s management, including PCA’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of PCA’s disclosure controls and procedures as of March 31, 2007. The evaluation of PCA’s disclosure controls and procedures included a review of the controls’ objectives and design, PCA’s implementation of the controls and the effect of the controls on the information generated for use in this report. Based on this evaluation, PCA’s Chief Executive Officer and Chief Financial Officer concluded that PCA’s disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2007.

During the quarter ended March 31, 2007, there were no changes in internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, PCA’s internal control over financial reporting.

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

Item 1A.                Risk Factors

There have been no material changes to the risk factors disclosed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2006.

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
Date: May 9, 2007