Form 10-Q
period 2007-06-30
PACKAGING CORP OF AMERICA
filed 2007-08-08
CIK 75677

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2007
Or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

Commission file number 1–15399

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

As of August 6, 2007, the Registrant had outstanding 105,342,914 shares of common stock, par value $0.01 per share.

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

Packaging Corporation of America
Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)	June 30, 2007	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$208,075	$161,837
Accounts and notes receivable, net of allowance for doubtful accounts and customer deductions of $5,784 and $6,463 as of June 30, 2007 and December 31, 2006, respectively	289,120	263,159
Inventories	198,730	195,946
Prepaid expenses and other current assets	15,816	6,473
Deferred income taxes	16,326	19,303
Total current assets	728,067	646,718
Property, plant and equipment, net	1,219,606	1,252,291
Goodwill	37,163	37,200
Other intangible assets, net of accumulated amortization of $5,426 and $4,872 as of June 30, 2007 and December 31, 2006, respectively	14,307	14,711
Other long-term assets	35,740	36,056
Total assets	$2,034,883	$1,986,976
Liabilities and stockholders’ equity
Current liabilities:
Short-term debt and current maturities of long-term debt	$119,152	$119,147
Accounts payable	133,755	119,397
Dividends payable	26,314	26,154
Accrued interest	12,847	12,870
Accrued federal and state income taxes	18,870	10,340
Accrued liabilities	89,912	100,430
Total current liabilities	400,850	388,338
Long-term liabilities:
Long-term debt	567,932	567,770
Deferred income taxes	240,030	260,968
Pension and postretirement benefit plans	65,719	65,914
Other liabilities	22,052	12,215
Total long-term liabilities	895,733	906,867
Stockholders’ equity:
Common stock, par value $.01 per share, 300,000,000 shares authorized, 105,509,389 shares and 104,611,181 shares issued as of June 30, 2007 and December 31, 2006, respectively	1,055	1,046
Additional paid in capital	446,701	429,508
Retained earnings	299,273	269,296
Accumulated other comprehensive income (loss):
Unrealized gain on treasury lock, net	14,705	16,259
Unfunded employee benefit obligations, net	(23,431)	(24,335)
Cumulative foreign currency translation adjustment	(3)	(3)
Total accumulated other comprehensive income (loss)	(8,729)	(8,079)
Total stockholders’ equity	738,300	691,771
Total liabilities and stockholders’ equity	$2,034,883	$1,986,976

See notes to condensed consolidated financial statements.

Packaging Corporation of America
Condensed Consolidated Statements of Income
(unaudited)

	Three Months Ended June 30,
	2007	2006
(In thousands, except per share amounts)		(Restated- See Note 2)
Net sales	$585,628	$551,095
Cost of sales	(445,518)	(439,212)
Gross profit	140,110	111,883
Selling and administrative expenses	(42,826)	(39,516)
Corporate overhead	(14,743)	(12,367)
Other expense, net	(2,317)	(2,449)
Income from operations	80,224	57,551
Interest expense, net	(6,928)	(8,210)
Income before taxes	73,296	49,341
Provision for income taxes	(27,069)	(17,260)
Net income	$46,227	$32,081
Weighted average common shares outstanding:
Basic	104,567	103,421
Diluted	105,518	104,334
Net income per common share:
Basic	$0.44	$0.31
Diluted	$0.44	$0.31
Dividends declared per common share	$0.25	$0.25

See notes to condensed consolidated financial statements.

Packaging Corporation of America
Condensed Consolidated Statements of Income
(unaudited)

	Six Months Ended June 30,
	2007	2006
(In thousands, except per share amounts)		(Restated- See Note 2)
Net sales	$1,144,787	$1,058,951
Cost of sales	(891,690)	(870,457)
Gross profit	253,097	188,494
Selling and administrative expenses	(84,777)	(77,217)
Corporate overhead	(27,639)	(23,546)
Other expense, net	(3,761)	(4,664)
Income from operations	136,920	83,067
Interest expense, net	(14,060)	(16,260)
Income before taxes	122,860	66,807
Provision for income taxes	(45,442)	(23,791)
Net income	$77,418	$43,016
Weighted average common shares outstanding:
Basic	104,367	103,388
Diluted	105,302	104,320
Net income per common share:
Basic	$0.74	$0.42
Diluted	$0.74	$0.41
Dividends declared per common share	$0.50	$0.50

See notes to condensed consolidated financial statements.

Packaging Corporation of America
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended June 30,
	2007	2006
(In thousands)		(Restated- See Note 2)
Cash Flows from Operating Activities:
Net income	$77,418	$43,016
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	74,482	77,304
Amortization of financing costs	344	344
Amortization of gain on treasury lock	(1,554)	(1,554)
Share-based compensation expense	4,582	3,053
Deferred income tax provision	(6,340)	(2,020)
Loss on disposals of property, plant and equipment	2,213	2,438
Excess tax benefits from share-based awards	323	75
Changes in operating assets and liabilities:
Increase in assets—
Accounts and notes receivable	(25,924)	(48,613)
Inventories	(2,784)	(1,919)
Prepaid expenses and other current assets	(9,406)	(10,407)
Increase (decrease) in liabilities—
Accounts payable	14,358	4,097
Accrued liabilities	(661)	8,918
Other, net	2,602	5,135
Net cash provided by operating activities	129,653	79,867
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(41,938)	(40,522)
Acquistion of business.	—	(4,167)
Additions to other long term assets	(1,535)	(3,440)
Proceeds from disposals of property, plant and equipment	226	272
Net cash used for investing activities	(43,247)	(47,857)
Cash Flows from Financing Activities:
Payments on long-term debt	(72)	(24)
Common stock dividends paid	(52,397)	(52,991)
Proceeds from exercise of stock options	10,109	1,831
Excess tax benefits from share-based awards	2,192	583
Net cash used for financing activities	(40,168)	(50,601)
Net increase (decrease) in cash and cash equivalents	46,238	(18,591)
Cash and cash equivalents, beginning of period	161,837	112,669
Cash and cash equivalents, end of period	$208,075	$94,078

See notes to condensed consolidated financial statements.

Packaging Corporation of America
Notes to Condensed Consolidated Financial Statements
(unaudited)
June 30, 2007

1.   Basis of Presentation

The condensed consolidated financial statements as of  June 30, 2007 and 2006 of Packaging Corporation of America (“PCA” or the “Company”) and for the three- and six-month periods then ended are unaudited but include all adjustments (consisting only of normal recurring adjustments) that management considers necessary for a fair presentation of such financial statements. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with Article 10 of SEC Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete audited financial statements. Operating results for the period ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. These condensed consolidated financial statements should be read in conjunction with PCA’s Annual Report on Form 10-K for the year ended December 31, 2006. The condensed consolidated financial statements as of June 30, 2006 have been restated for the adoption of FASB Staff Position (“FSP”) No. AUG AIR-1, “Accounting for Planned Major Maintenance Activities.” The Company adopted this FSP on January 1, 2007, which required prior year financial statements to be restated to account for the impact of this FSP as if it had been adopted on January 1, 2006. See Note 2, Summary of Accounting Policies—Recent Accounting Pronouncements for additional information.

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
June 30, 2007

2.   Summary of Accounting Policies (Continued)

Comprehensive Income

Comprehensive income is as follows:

	Three Months Ended June 30,
(In thousands)	2007	2006
Net income	$46,227	$32,081
Other comprehensive income, net of tax:
Amortization of unfunded employee benefit obligations	452	—
Amortization of gain on treasury lock	(777)	(777)
Comprehensive income	$45,902	$31,304

	Six Months Ended June 30,
(In thousands)	2007	2006
Net income	$77,418	$43,016
Other comprehensive income, net of tax:
Amortization of unfunded employee benefit obligations	904	—
Amortization of gain on treasury lock	(1,554)	(1,554)
Comprehensive income	$76,768	$41,462

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
(unaudited)
June 30, 2007

2.   Summary of Accounting Policies (Continued)

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

In September 2006, the FASB issued FSP No. AUG AIR-1, “Accounting for Planned Major Maintenance Activities.” This FSP prohibits the use of the accrue-in-advance method of accounting for planned major maintenance activities in annual and interim financial reporting periods and is effective for fiscal years beginning after December 15, 2006. Prior to the adoption of this FSP, the Company determined its planned maintenance costs for the year and amortized these costs ratably throughout the year. On January 1, 2007, the Company began accounting for its planned major maintenance activities in accordance with FSP No. AUG AIR-1 using the deferral method. The implementation of FSP No. AUG AIR-1 will not have any impact on the Company’s year end financial position or full year results of operations and cash flows as all maintenance costs incurred have been and continue to be expensed in the fiscal year in which the maintenance activity occurs. In accordance with FSP No. AUG AIR-1, the Company’s financial position, results of operations and cash flows for each quarter of 2006 were adjusted to apply the FSP retrospectively. The following financial statement line items as of and for the three- and six-month period ended June 30, 2006 were adjusted as follows:

Packaging Corporation of America
Notes to Condensed Consolidated Financial Statements  (Continued)
(unaudited)
June 30, 2007

2.   Summary of Accounting Policies (Continued)

Statement of Income Three Months Ended 6/30/06	As Originally Reported	As Adjusted	Effect of Change
(In thousands, except per share amounts)
Cost of sales	$(438,957)	$(439,212)	$(255)
Gross profit	112,138	111,883	(255)
Income from operations	57,806	57,551	(255)
Income before taxes	49,596	49,341	(255)
Provision for income taxes	(17,351)	(17,260)	91
Net income	32,245	32,081	(164)
Net income per common share:
Basic	$0.31	$0.31	$—
Diluted	$0.31	$0.31	$—

Statement of Income Six Months Ended 6/30/06	As Originally Reported	As Adjusted	Effect of Change
(In thousands, except per share amounts)
Cost of sales	$(873,235)	$(870,457)	$2,778
Gross profit	185,716	188,494	2,778
Income from operations	80,289	83,067	2,778
Income before taxes	64,029	66,807	2,778
Provision for income taxes	(22,797)	(23,791)	(994)
Net income	41,232	43,016	1,784
Net income per common share:
Basic	$0.40	$0.42	$0.02
Diluted	$0.40	$0.41	$0.01

Balance Sheet 6/30/06	As Originally Reported	As Adjusted	Effect of Change
(In thousands)
Prepaid expenses and other current assets	$14,660	$17,243	$2,583
Total current assets	588,575	591,158	2,583
Total assets	1,976,190	1,978,773	2,583
Accounts payable	131,466	131,271	(195)
Accrued federal and state income taxes	20,002	20,996	994
Total current liabilities	385,729	386,528	799
Retained earnings	237,743	239,527	1,784
Total stockholders’ equity	674,587	676,371	1,784
Total liabilities and stockholders’ equity	1,976,190	1,978,773	2,583

Statement of Cash Flows Six Months Ended 6/30/06	As Originally Reported	As Adjusted	Effect of Change
(In thousands)
Net income	$41,232	$43,016	$1,784
Prepaid expenses and other current assets	(7,824)	(10,407)	(2,583)
Accounts payable	4,292	4,097	(195)
Accrued liabilities	7,924	8,918	994

Packaging Corporation of America
Notes to Condensed Consolidated Financial Statements  (Continued)
(unaudited)
June 30, 2007

2.   Summary of Accounting Policies (Continued)

In June 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of SFAS No. 109, “Accounting for Income Taxes,” to create a single model to address accounting for uncertainty in tax positions. FIN No. 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN No. 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN No. 48 on January 1, 2007.

As a result of the implementation of FIN No. 48, PCA recognized a $5.1 million decrease to reserves for uncertain tax positions and an increase to the beginning balance of retained earnings on the condensed consolidated balance sheet. After adoption on January 1, 2007, the Company had $9.1 million total gross unrecognized tax benefits. Of this total, $7.1 million (net of the federal benefit on state issues and interest) would impact its effective tax rate if recognized. At June 30, 2007, PCA had $7.9 million of unrecognized tax benefits.

PCA’s continuing practice is to recognize interest and penalties related to uncertain tax positions in income tax expense. After adoption of FIN No. 48 on January 1, 2007, the Company had $0.6 million accrued for interest and no reserve for penalties. During the six month period ended June 30, 2007, PCA recorded $0.2 million for interest in its statement of operations, increasing the accrual for interest to $0.8 million at June 30, 2007.

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

Packaging Corporation of America
Notes to Condensed Consolidated Financial Statements  (Continued)
(unaudited)
June 30, 2007

3.   Earnings Per Share

The following table sets forth the computation of basic and diluted income per common share for the periods presented. Basic and diluted income per common share for the six month period ended June 30, 2006 increased $0.02 and $0.01, respectively, due to the restatement of the Company’s results of operations as a result of the adoption of FSP No. AUG AIR-1. Basic and diluted income per common share for the three month period ended June 30, 2006 did not change as a result of the adoption of this FSP. See Note 2, Summary of Accounting Policies—Recent Accounting Pronouncements for additional information.

	Three Months Ended June 30,
(In thousands, except per share data)	2007	2006
Numerator:
Net income	$46,227	$32,081
Denominator:
Basic common shares outstanding	104,567	103,421
Effect of dilutive securities:
Stock options	644	755
Unvested restricted stock	307	158
Dilutive common shares outstanding	105,518	104,334
Basic income per common share	$0.44	$0.31
Diluted income per common share	$0.44	$0.31

	Six Months Ended June 30,
(In thousands, except per share data)	2007	2006
Numerator:
Net income	$77,418	$43,016
Denominator:
Basic common shares outstanding	104,367	103,388
Effect of dilutive securities:
Stock options	647	789
Unvested restricted stock	288	143
Dilutive common shares outstanding	105,302	104,320
Basic income per common share	$0.74	$0.42
Diluted income per common share	$0.74	$0.41

4.   Stock-Based Compensation

In October 1999, the Company adopted a long-term equity incentive plan which provides for grants of stock options, stock appreciation rights, restricted stock and performance awards to directors, officers and employees of PCA, as well as others who engage in services for PCA. Option awards granted to officers, employees and directors have contractual lives of seven or ten years. Options granted to officers and employees vest ratably over a three- or four-year period, whereas options granted to directors vest immediately. The plan, which will terminate on October 19, 2009, provides for the issuance of up to 6,550,000 shares of common stock. As of June 30, 2007, options or restricted stock for 5,826,164 shares

Packaging Corporation of America
Notes to Condensed Consolidated Financial Statements  (Continued)
(unaudited)
June 30, 2007

4.   Stock-Based Compensation (Continued)

have been granted, net of forfeitures. Forfeitures are added back to the pool of shares of common stock available to be granted at a future date.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), “Share-Based Payment,” using the modified-prospective-transition method. Under that transition method, stock compensation cost recognized subsequent to January 1, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not vested, as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). Compensation expense for both stock options and restricted stock recognized in the condensed consolidated statements of income for the three- and six- month periods ended June 30, 2007 and 2006 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2007	2006	2007	2006
Stock options	$(718)	$(1,104)	$(1,408)	$(1,891)
Restricted stock	(2,344)	(592)	(3,174)	(1,162)
Impact on income before income taxes	(3,062)	(1,696)	(4,582)	(3,053)
Income tax benefit	1,193	663	1,786	1,193
Impact on net income	$(1,869)	$(1,033)	$(2,796)	$(1,860)

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

	Six Months Ended June 30,
	2007	2006
Weighted-average fair value of options granted	$4.90	$3.82
Assumptions:
Dividend yield	3.80%	4.77%
Expected volatility	22.75%	25.49%
Risk-free interest rate	4.96%	5.14%
Expected life of option (years)	5.33	5.00

Packaging Corporation of America
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
June 30, 2007

4.   Stock-Based Compensation (Continued)

A summary of the Company’s stock option activity and related information follows:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
				(In thousands)
Outstanding at December 31, 2006	3,451,077	$17.96
Granted	221,267	25.82
Exercised	(660,738)	15.30
Forfeited	(11,555)	22.07
Outstanding at June 30, 2007	3,000,051	$19.11	5.4	$18,605
Outstanding—vested or expected to vest at June 30, 2007	2,971,521	$19.07	5.3	$18,557
Exercisable at June 30, 2007	2,313,244	$17.89	5.1	$17,168

The total intrinsic value of options exercised during the three months ended June 30, 2007 and 2006 was $3,285,000 and $445,000, respectively, and during the six months ended June 30, 2007 and 2006 was $6,489,000 and $1,288,000, respectively. As of June 30, 2007, there was $3,046,000 of total unrecognized compensation cost related to non-vested stock option awards granted under the Company’s equity incentive plan. That cost is expected to be recognized over a weighted-average period of 1.8 years.

During 2003, the Company began granting shares of restricted stock to certain of its employees and directors. Restricted stock awards granted to employees vest at the end of a three- or four-year period, whereas restricted stock awards granted to directors vest at the end of a six-month period. The fair value of restricted stock is determined based on the closing price of the Company’s common stock on the grant date. The Company generally recognizes compensation expense associated with restricted stock awards ratably over their vesting periods. As PCA’s Board of Directors has the ability to accelerate vesting of restricted stock upon an employee’s retirement, the Company accelerates the recognition of compensation expense for certain employees approaching normal retirement age. A summary of the Company’s restricted stock activity follows:

	2007		2006
(dollars in thousands)	Shares	Fair Market Value at Date of Grant	Shares	Fair Market Value at Date of Grant
Restricted stock at January 1	610,380	$12,964	387,030	$8,256
Granted	240,920	6,210	251,550	5,301
Vested	(64,500)	(1,184)	(11,300)	(219)
Cancellations	(3,450)	(73)	(825)	(17)
Restricted stock at June 30	783,350	$17,917	626,455	$13,321

Packaging Corporation of America
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
June 30, 2007

4.   Stock-Based Compensation (Continued)

As of June 30, 2007, there was $11,293,000 of total unrecognized compensation costs related to the above restricted stock awards. The Company expects to recognize the cost of these stock awards over a weighted-average period of 2.7 years.

5.   Inventories

The components of inventories are as follows:

	June 30, 2007	December 31, 2006
(In thousands)	(unaudited)
Raw materials	$81,798	$87,243
Work in process	7,218	5,021
Finished goods	67,601	63,633
Supplies and materials	84,962	83,431
Inventories at FIFO or average cost	241,579	239,328
Excess of FIFO or average over LIFO cost	(42,849)	(43,382)
Inventories, net	$198,730	$195,946

An actual valuation of inventory under the LIFO method is made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations must necessarily be based on management’s estimates of expected year-end inventory levels and costs. Because these are subject to many factors beyond management’s control, interim results are subject to the final year-end LIFO inventory valuation.

6.   Goodwill and Other Intangible Assets

Goodwill

Changes in the carrying amount of goodwill for the period ended June 30, 2007 are as follows:

(In thousands)
Balance at December 31, 2006	$37,200
Other	(37)
Balance at June 30, 2007	$37,163

Packaging Corporation of America
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
June 30, 2007

6.   Goodwill and Other Intangible Assets (Continued)

Other Intangible Assets

The components of other intangible assets are as follows:

		As of June 30, 2007		As of December 31, 2006
	Weighted Average Remaining Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
(In thousands)		(unaudited)
Customer lists and relations	29 years	$17,441	$3,613	$17,441	$3,205
Covenants not to compete	2 years	2,292	1,813	2,142	1,667
Total other intangible assets		$19,733	$5,426	$19,583	$4,872

7.   Employee Benefit Plans and Other Postretirement Benefits

For the three and six months ended June 30, 2007 and 2006, net pension costs were comprised of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2007	2006	2007	2006
Components of Net Pension Costs
Service cost for benefits earned during the year	$4,493	$4,573	$8,986	$9,146
Interest cost on accumulated benefit obligation	1,563	1,118	3,126	2,236
Expected return on assets	(1,190)	(692)	(2,380)	(1,384)
Net amortization of unrecognized amounts	808	700	1,616	1,400
Net pension costs	$5,674	$5,699	$11,348	$11,398

The Company makes pension plan contributions to the extent such contributions are mandatory, actuarially determined and tax deductible. The Company expects to contribute $23.2 million to the pension plans in 2007, of which $9.9 million has been contributed through June 30, 2007.

For the three and six months ended June 30, 2007 and 2006, net postretirement costs were comprised of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2007	2006	2007	2006
Components of Net Postretirement Costs
Service cost for benefits earned during the year	$248	$236	$496	$472
Interest cost on accumulated benefit obligation	160	147	320	294
Net amortization of unrecognized amounts	(63)	(52)	(126)	(104)
Net postretirement costs	$345	$331	$690	$662

Packaging Corporation of America
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
June 30, 2007

8.   Restructuring Charges

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

In August 2006, the Company announced that it would close a corrugated products plant by the end of the third quarter of 2006. In connection with the closing of this plant, the Company sold the equipment and the building for cash proceeds of $1.6 million and recorded a pre-tax loss of $319,000. The Company also recorded severance of $454,000 and wrote off $174,000 of assets, primarily intangible assets.

The following table presents an analysis of the 2007 activity related to the prior years’ restructurings:

(In thousands)	Severance and Benefit Costs
Balance at January 1, 2007	$205
Restructuring charges	—
Non-cash charges	2
Cash payments	(187)
Balance at June 30, 2007	$20

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

Industry supply and demand trends remained in balance during the second quarter of 2007. Although industry shipments of corrugated products decreased 1.6% for the three months ended June 30, 2007 compared to the same period in 2006, industry containerboard inventory levels remained at historically low levels. Industry inventories of containerboard at the end of the second quarter were at the lowest June ending level in the past 30 years on a weeks of supply basis. As reported by industry publications, linerboard prices for the second quarter of 2007 were the same as last year’s second quarter and have remained unchanged since the April 2006 $50 per ton price increase.

The cost to manufacture containerboard is dependent, in large part, on the costs of wood fiber, recycled fiber, purchased fuels, electricity and labor and fringe benefits. While energy and other costs are significant in the manufacture of corrugated products, labor and fringe benefits make up the largest component of corrugated products’ manufactured costs, excluding the cost of containerboard.

Industry publications reported that recycled fiber prices increased significantly during the first quarter of 2007 and then decreased somewhat during the second quarter. Average prices, for the first and second quarter, were essentially flat. Wood costs came down from first quarter levels as logging conditions improved due to dryer weather during the second quarter. Purchased fuel costs decreased slightly from the levels in the second quarter of 2006. Transportation and purchased electricity costs were higher in the second quarter of 2007 compared to the second quarter of 2006, but were comparable to the rates in the first quarter 2007.

For the quarter ended June 30, 2007, PCA reported significantly higher earnings than the prior year. This was primarily driven by increased product pricing for both containerboard and corrugated products, reflecting the full realization of  2006 price increases, and an improvement in product and customer sales mix. Although corrugated product sales volumes decreased 0.3%, compared to last year’s second quarter, the decrease was more than offset by outside containerboard sales, which increased 23,000 tons for the same time period. Partially offsetting the earnings improvement were higher labor and fringe benefits costs, including medical and incentive compensation costs, and increased recycled  fiber costs.

We expect our earnings from operations for the third quarter to be slightly higher than our earnings from operations for the second quarter. Corrugated products volume is expected to remain steady and we have no planned mill maintenance outages. Higher costs in the areas of recycled fiber and transportation are expected to be partially offset by seasonally lower energy costs.

Results of Operations

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006

The historical results of operations of PCA for the three months ended June 30, 2007 and 2006 are set forth below:

	Three Months Ended June 30,
(In thousands)	2007	2006	Change
Net sales	$585,628	$551,095	$34,533
Income from operations	$80,224	$57,551	$22,673
Interest expense, net	(6,928)	(8,210)	1,282
Income before taxes	73,296	49,341	23,955
Provision for income taxes	(27,069)	(17,260)	(9,809)
Net income	$46,227	$32,081	$14,146

Net Sales

Net sales increased by $34.5 million, or 6.3%, for the three months ended June 30, 2007 from the comparable period in 2006. The increase was primarily the result of increased sales prices of corrugated products and containerboard to third parties and increased sales volume of containerboard to outside third parties.

Corrugated products volume sold for the three months ended June 30, 2007 decreased 0.3% to 8.00 billion square feet (“bsf”) compared to  8.03 bsf in the second quarter of 2006. Containerboard volume sold to external domestic and export customers was up 10.6% and 37.6%, respectively, for the three months ended June 30, 2007 from the three months ended June 30, 2006. Containerboard mill production for the three months ended June 30, 2007 was 615,000 tons compared to 592,000 tons in the same period in 2006.

Income From Operations

Income from operations increased by $22.7 million, or 39.4%, for the three months ended June 30, 2007 compared to the three months ended June 30, 2006. The increase in income from operations was primarily attributable to increased sales prices, sales volumes and improved product and customer mix ($26.9 million) and lower mill maintenance outage costs ($3.8 million), partially offset by increased costs of recycled fiber ($3.9 million), fringe benefits ($3.1 million) which include medical, pension and incentive compensation costs, and salaries ($2.4 million) which includes expenses for share-based compensation.

Gross profit increased $28.2 million, or 25.2%, for the three months ended June 30, 2007 from the comparable period in 2006. Gross profit as a percentage of net sales increased from 20.3% of net sales in the three months ended June 30, 2006 to 23.9% of net sales in the current quarter due primarily to the improved sales prices, volumes and mix described previously.

Selling and administrative expenses increased $3.3 million, or 8.4%, for the three months ended June 30, 2007 compared to the same period in 2006. The increase was primarily the result of higher expenses related to salaries including merit increases, incentive compensation, new hires, and share-based compensation expense ($2.2 million), related fringe benefits ($0.4 million) and warehousing costs ($0.3 million).

Corporate overhead increased $2.4 million, or 19.2%, for the three months ended June 30, 2007 compared to the same period in 2006, primarily due to increases in salary and related fringe benefit costs which include expenses recorded for merit increases, share-based compensation and incentive compensation ($1.0 million), information technology costs ($0.7 million), professional fees for investor relations, audit and tax matters ($0.5 million), and travel and entertainment costs ($0.2 million).

Other expense for the three months ended June 30, 2007 decreased $0.1 million, or 5.4%, compared to the three months ended June 30, 2006. The decrease was related to individually insignificant items.

Interest Expense, Net and Income Taxes

Net interest expense decreased $1.3 million, or 15.6%, for the three months ended June 30, 2007 from the three months ended June 30, 2006, primarily as a result of increased income earned on PCA’s cash equivalents due to higher cash balances.

PCA’s effective tax rate was 36.9% for the three months ended June 30, 2007 and 35.0% for the comparable period in 2006. The effective tax rate varies from the U.S. federal statutory tax rate of 35% principally due to the impact of state and local income taxes offset by the domestic manufacturers’ deduction.

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006

The historical results of operations of PCA for the six months ended June 30, 2007 and 2006, are set forth below:

	For the Six Months Ended June 30,
(In thousands)	2007	2006	Change
Net sales	$1,144,787	$1,058,951	$85,836
Income from operations	$136,920	$83,067	$53,853
Interest expense, net	(14,060)	(16,260)	2,200
Income before taxes	122,860	66,807	56,053
Provision for income taxes	(45,442)	(23,791)	(21,651)
Net income	$77,418	$43,016	$34,402

Net Sales

Net sales increased by $85.8 million, or 8.1%, for the six months ended June 30, 2007 from the comparable period in 2006. The increase was primarily the result of increased sales prices of corrugated products and containerboard and increased sales volume of containerboard to outside third parties.

Total corrugated products volume sold for the six months ended June 30, 2007 decreased 1.5% to 15.71 bsf compared to 15.95 bsf in the first half of 2006. Containerboard volume to external domestic and export customers increased 9.4% and 58.7%, respectively, for the six months ended June 30, 2007 from the six months ended June 30, 2006. Containerboard mill production for the six months ended June 30, 2007 was 1,200,000 tons compared to 1,170,000 tons in the same period in 2006.

Income From Operations

Income from operations increased by $53.9 million, or 64.8%, for the six months ended June 30, 2007 compared to the six months ended June 30, 2006. The increase in income from operations was primarily attributable to higher sales prices and improved product mix ($74.9 million) which was partially offset by increased recycled fiber costs ($8.3 million), fringe benefits, which include medical and pension costs and incentive compensation accruals ($6.7 million), and salary expenses which includes share-based compensation ($4.6 million).

Gross profit increased $64.6 million, or 34.3%, for the six months ended June 30, 2007 from the comparable period in 2006. Gross profit as a percentage of net sales increased from 17.8% of net sales in the first six months of 2006 to 22.1% of net sales in the first six months of 2007 due primarily to the increased prices and improved mix described previously.

Selling and administrative expenses increased $7.6 million, or 9.8%, for the six months ended June 30, 2007 compared to the same period in 2006. The increase was primarily the result of expenses related to salaries including merit increases, incentive compensation, new hires, and share-based compensation expense ($4.5 million), related fringe benefits ($0.8 million), travel, meeting and entertainment expenses ($1.0  million), and warehousing costs ($0.5 million) due to increased customer requirements.

Corporate overhead increased $4.1 million, or 17.4%, for the six months ended June 30, 2007 compared to the same period in 2006, primarily due to increases in salary and related fringe benefit costs which include expenses recorded for merit increases, share-based compensation and incentive compensation ($2.5 million), information technology costs ($1.0 million), and professional fees paid for audit, investor relations, human resource and tax matters ($0.6 million).

Other expense for the six months ended June 30, 2007 decreased $0.9 million, or 19.4%, compared to the six months ended June 30, 2006. The decrease was related to individually insignificant items.

Interest Expense, Net and Income Taxes

Net interest expense decreased $2.2 million, or 13.5%, for the six months ended June 30, 2007 from the six months ended June 30, 2006, primarily as a result of increased income earned on PCA’s cash equivalents due to higher cash balances.

PCA’s effective tax rate was 37.0% for the six months ended June 30, 2007 and 35.6% for the comparable period in 2006. The effective tax rate varies from the U.S. federal statutory tax rate of 35% principally due to the impact of state and local income taxes offset by the domestic manufacturers’ deduction.

Liquidity and Capital Resources

The following table presents a summary of our cash flows for the periods presented:

	Six Months Ended June 30,
(In thousands)	2007	2006	Change
Net cash provided by (used for):
Operating activities	$129,653	$79,867	$49,786
Investing activities	(43,247)	(47,857)	4,610
Financing activities	(40,168)	(50,601)	10,433
Net increase (decrease) in cash and cash equivalents	$46,238	$(18,591)	$64,829

Operating Activities

Net cash provided by operating activities for the six months ended June 30, 2007 was $129.7 million, a increase of $49.8 million, or 62.3%, from the comparable period in 2006. The increase in net cash provided by operating activities was primarily the result of higher net income in 2007 as previously described and lower requirements for operating assets and liabilities of $21.0 million for the six months ended June 30, 2007 compared to the same period in 2006. The lower requirements for operating assets and liabilities were driven by favorable year over year changes in accounts receivable ($22.7 million) and accounts payable ($10.3 million), partially offset by unfavorable year over year changes in accrued liabilities ($9.6 million).

Investing Activities

Net cash used for investing activities for the six months ended June 30, 2007 decreased $4.6 million, or 9.6%, to $43.2 million, compared to the six months ended June 30, 2006. The decrease was primarily related to the cost of acquisitions in 2006 of $4.2 million and lower additions to other long term assets of $1.9 million, partially offset by an increase in additions to property, plant and equipment of $1.4 million during the six months ended June 30, 2007 compared to the same period in 2006.

Financing Activities

Net cash used for financing activities totaled $40.2 million for the six months ended June 30, 2007, a decrease of $10.4 million, or 20.6%, from the comparable period in 2006. The decrease was primarily attributable to $8.3 million in additional proceeds from the issuance of common stock upon exercise of stock options and an increase in excess tax benefits related to the stock option exercises of $1.6 million during the six months ended June 30, 2007 compared to the same period in 2006.

PCA’s primary sources of liquidity are net cash provided by operating activities, borrowings under PCA’s revolving credit facility, and additional borrowings under PCA’s receivables credit facility. As of June 30, 2007, PCA had $121.6 million in unused borrowing capacity under its existing credit agreements, net of the impact on this borrowing capacity of $19.4 million of outstanding letters of credit. Currently, PCA’s primary uses of cash are for capital expenditures, debt service and declared common stock dividends, which it expects to be able to fund from these sources.

The following table provides the outstanding balances and the weighted average interest rates as of June 30, 2007 for PCA’s outstanding term loan, the revolving credit facility, the receivables credit facility, and the five- and ten-year senior notes:

Borrowing Arrangement	Principal Balance at June 30, 2007	Weighted Average Interest Rate	Projected Annual Cash Interest Payments
(In thousands)
Senior Credit Facility:
Term loan	$30,000	6.63%	$1,988
Revolving credit facilty	—	N/A	N/A
Receivables Credit Facility	109,000	5.66	6,170
4 3/8% Five-Year Notes (due August 1, 2008)	150,000	4.38	6,570
5 3/4% Ten-Year Notes (due August 1, 2013)	400,000	5.75	23,000
Total	$689,000	5.47%	$37,728

The above table excludes unamortized debt discount of $2.2 million at June 30, 2007. It also excludes from the projected annual cash interest payments, the non-cash income from the annual amortization of the $27.0 million received in July 2003 from the settlement of the treasury locks related to the five- and ten-year notes. The amortization is being recognized over the terms of the five- and ten-year notes and is included in interest expense, net.

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

In addition, we must maintain minimum net worth, maximum leverage and minimum coverage ratios under the senior credit facility. A failure to comply with the restrictions contained in our senior credit facility could lead to an event of default, which could result in an acceleration of such indebtedness. Such an acceleration would also constitute an event of default under the notes indentures and the receivables credit facility. As of June 30, 2007, PCA was in compliance with these covenants.

PCA currently expects to incur capital expenditures of $110.0 million to $120.0 million in 2007. These expenditures will be used primarily for maintenance capital, cost reduction, business growth and environmental compliance. As of June 30, 2007, PCA had spent $41.9 million for capital expenditures and had committed to spend an additional $61.0 million in the remainder of 2007 and beyond.

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

Market Risk and Risk Management Policies

PCA is exposed to the impact of interest rate changes and changes in the market value of its financial instruments. PCA periodically enters into derivatives in order to minimize these risks, but not for trading purposes. As of June 30, 2007, PCA was not a party to any derivative instruments.

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

Impact of Inflation

PCA does not believe that inflation has had a material impact on its financial position or results of operations during the three- and six-month periods ending June 30, 2007 and 2006.

Off-Balance Sheet Arrangements

PCA does not have any off-balance sheet arrangements as of June 30, 2007 that would require disclosure under SEC FR-67, “Disclosure in Management’s Discussion and Analysis About Off-Balance Sheet Arrangement and Aggregate Contractual Obligations.”

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

PCA has included in its Annual Report on Form 10-K for the year ended December 31, 2006, a discussion of its critical accounting policies which we believe affect our more significant judgments and estimates used in the preparation of our consolidated financial statements. PCA adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” on January 1, 2007.

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

Forward-Looking Statements

Some of the statements in this Quarterly Report on Form 10-Q, and in particular, statements found in Management’s Discussion and Analysis of Financial Condition and Results of Operations, that are not historical in nature are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are often identified by the words “will,” “should,” “anticipate,” “believe,” “expect,” “intend,” “estimate,” “hope,” or similar expressions. These statements reflect management’s current views with respect to future events and are subject to risks and uncertainties. There are important factors that could cause actual results to differ materially from those in forward-looking statements, many of which are beyond our control. These factors, risks and uncertainties include the following:

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

Our actual results, performance or achievement could differ materially from those expressed in, or implied by, these forward-looking statements, and accordingly, we can give no assurances that any of the events anticipated by the forward-looking statements will transpire or occur, or if any of them do so, what impact they will have on our results of operations or financial condition. In view of these uncertainties, investors are cautioned not to place undue reliance on these forward-looking statements. We have no obligation to publicly revise any forward-looking statements that have been made to reflect the occurrence of events after the date hereof. For a discussion of other factors, risks and uncertainties that may affect our business, see Item 1A. Risk Factors included in Annual Report on Form 10-K for the year ended December 31, 2006.

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

Prior to filing this report, PCA completed an evaluation under the supervision and with the participation of PCA’s management, including PCA’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of PCA’s disclosure controls and procedures as of June 30, 2007. The evaluation of PCA’s disclosure controls and procedures included a review of the controls’ objectives and design, PCA’s implementation of the controls and the effect of the controls on the information generated for use in this report. Based on this evaluation, PCA’s Chief Executive Officer and Chief Financial Officer concluded that PCA’s disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2007.

During the quarter ended June 30, 2007, there were no changes in internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, PCA’s internal control over financial reporting.

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

None.

Item 3.                        Defaults Upon Senior Securities.

None.

Item 4.                        Submission of Matters to a Vote of Security Holders.

We held an annual meeting of our stockholders on May 24, 2007 to vote on the following:

(a)  To elect seven nominees to serve on our Board of Directors, each of whom then served as a director of PCA, to serve for an annual term that will expire at the 2008 annual meeting of stockholders and until their successors are elected and qualified. Our stockholders voted to elect all seven nominees. Votes for and votes withheld, by nominee, were as follows:

Nominee	For	Withheld
Paul T. Stecko	92,771,887	2,218,940
Henry F. Frigon.	94,160,945	829,882
Louis A. Holland	94,124,385	866,442
Samuel M. Mencoff	94,040,438	950,389
Roger B. Porter	93,245,778	1,745,049
Thomas S. Souleles	93,602,742	1,388,085
Rayford K. Williamson	94,162,320	828,507

(b) To ratify the Board’s appointment of Ernst & Young LLP as the independent registered public accounting firm for the fiscal year ending December 31, 2007. Our stockholders voted on this matter with 93,447,824 votes for and 1,460,264 votes against. There were 82,739 abstentions.

Item 5.                        Other Information.

Because this Quarterly Report on Form 10-Q is being filed within four business days after the applicable triggering event, the below disclosure is being made under this Item 5 instead of under Item 5.02 of Form 8-K.

On August 2, 2007, PCA’s director, Louis Holland notified PCA that he planned to retire from PCA’s board of directors upon the expiration of his term at PCA’s 2008 annual meeting of stockholders.

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

PACKAGING CORPORATION OF AMERICA (Registrant)

	By:	/s/ PAUL T. STECKO
Chairman and Chief Executive Officer

	By:	/s/ RICHARD B. WEST
Senior Vice President and Chief Financial Officer
Date: August 8, 2007