Form 10-Q
period 2007-09-30
PACKAGING CORP OF AMERICA
filed 2007-11-08
CIK 75677

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2007
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer ☒                Accelerated filer ☐                Non-accelerated filer ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

        As of November 5, 2007, the Registrant had outstanding 105,610,556 shares of common stock, par value $0.01 per share.

PART I
FINANCIAL INFORMATION

Item 1.    Financial Statements.

Packaging Corporation of America

Condensed Consolidated Balance Sheets

	September 30, 2007	December 31, 2006
(In thousands, except share and per share amounts)
Assets
Current assets:
Cash and cash equivalents	$194,146	$161,837
Accounts receivable, net of allowance for doubtful accounts and customer deductions of $5,786 and $6,463 as of September 30, 2007 and December 31, 2006, respectively	300,371	263,159
Inventories	202,668	195,946
Prepaid expenses and other current assets	10,784	6,473
Deferred income taxes	18,947	19,303

Total current assets	726,916	646,718
Property, plant and equipment, net	1,208,564	1,252,291
Goodwill	37,163	37,200
Other intangible assets, net of accumulated amortization of $5,703 and $4,872 as of September 30, 2007 and December 31, 2006, respectively	14,030	14,711
Other long-term assets	34,681	36,056

Total assets	$2,021,354	$1,986,976

Liabilities and stockholders' equity
Current liabilities:
Short-term debt and current maturities of long-term debt	$278,710	$119,147
Accounts payable	135,413	119,397
Dividends payable	26,337	26,154
Accrued interest	5,487	12,870
Accrued federal and state income taxes	2,697	10,340
Accrued liabilities	101,838	100,430

Total current liabilities	550,482	388,338
Long-term liabilities:
Long-term debt	398,457	567,770
Deferred income taxes	240,980	260,968
Pension and postretirement benefit plans	51,679	65,914
Other long-term liabilities	22,041	12,215

Total long-term liabilities	713,157	906,867
Stockholders' equity:
Common stock, par value $.01 per share, 300,000,000 shares authorized, 105,365,767 shares and 104,611,181 shares issued as of September 30, 2007 and December 31, 2006, respectively	1,054	1,046
Additional paid in capital	444,117	429,508
Retained earnings	321,597	269,296
Accumulated other comprehensive income (loss):
Unrealized gain on treasury lock, net	13,928	16,259
Unfunded employee benefit obligations, net	(22,978)	(24,335)
Cumulative foreign currency translation adjustment	(3)	(3)

Total accumulated other comprehensive income (loss)	(9,053)	(8,079)

Total stockholders' equity	757,715	691,771

Total liabilities and stockholders' equity	$2,021,354	$1,986,976

See notes to condensed consolidated financial statements.

Packaging Corporation of America

Condensed Consolidated Statements of Income

(unaudited)

	Three Months Ended September 30,
	2007	2006
(In thousands, except per share amounts)		(Restated- See Note 2)
Net sales	$591,041	$575,041
Cost of sales	(451,483)	(440,558)

Gross profit	139,558	134,483
Selling and administrative expenses	(42,027)	(40,944)
Corporate overhead	(13,964)	(14,031)
Other expense, net	(2,077)	(2,922)

Income from operations	81,490	76,586
Interest expense, net	(5,747)	(7,845)

Income before taxes	75,743	68,741
Provision for income taxes	(27,087)	(25,125)

Net income	$48,656	$43,616

Weighted average common shares outstanding:
Basic	104,648	103,672
Diluted	105,604	104,583
Net income per common share:
Basic	$0.46	$0.42

Diluted	$0.46	$0.42

Dividends declared per common share	$0.25	$0.25

See notes to condensed consolidated financial statements.

Packaging Corporation of America

Condensed Consolidated Statements of Income

(unaudited)

	Nine Months Ended September 30,
	2007	2006
(In thousands, except per share amounts)		(Restated- See Note 2)
Net sales	$1,735,828	$1,633,992
Cost of sales	(1,343,173)	(1,311,015)

Gross profit	392,655	322,977
Selling and administrative expenses	(126,804)	(118,161)
Corporate overhead	(41,603)	(37,577)
Other expense, net	(5,838)	(7,586)

Income from operations	218,410	159,653
Interest expense, net	(19,807)	(24,105)

Income before taxes	198,603	135,548
Provision for income taxes	(72,529)	(48,916)

Net income	$126,074	$86,632

Weighted average common shares outstanding:
Basic	104,462	103,484
Diluted	105,433	104,366
Net income per common share:
Basic	$1.21	$0.84

Diluted	$1.20	$0.83

Dividends declared per common share	$0.75	$0.75

See notes to condensed consolidated financial statements.

Packaging Corporation of America

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended September 30,
	2007	2006
(In thousands)		(Restated- See Note 2)
Cash Flows from Operating Activities:
Net income	$126,074	$86,632
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	111,418	116,002
Amortization of financing costs	515	515
Amortization of gain on treasury lock	(2,331)	(2,331)
Share-based compensation expense	6,514	4,576
Deferred income tax provision	(8,305)	(9,415)
Loss on disposals of property, plant and equipment	2,986	3,639
Excess tax benefits from share-based awards	386	235
Changes in operating assets and liabilities:
Increase in assets—
Accounts and notes receivable	(37,174)	(62,570)
Inventories	(6,806)	(8,217)
Prepaid expenses and other current assets	(4,374)	(4,916)
Increase (decrease) in liabilities—
Accounts payable	16,016	(1,117)
Accrued liabilities	(12,823)	22,466
Other, net	(9,284)	1,292

Net cash provided by operating activities	182,812	146,791

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(68,833)	(55,363)
Acquistion of business.	—	(4,225)
Additions to other long term assets	(1,600)	(3,709)
Proceeds from disposals of property, plant and equipment	1,078	1,932

Net cash used for investing activities	(69,355)	(61,365)

Cash Flows from Financing Activities:
Payments on long-term debt	(10,110)	(9,060)
Common stock dividends paid	(78,711)	(78,945)
Repurchases of common stock	(7,788)	—
Proceeds from exercise of stock options	12,863	5,611
Excess tax benefits from share-based awards	2,598	2,530

Net cash used for financing activities	(81,148)	(79,864)

Net increase in cash and cash equivalents	32,309	5,562
Cash and cash equivalents, beginning of period	161,837	112,669

Cash and cash equivalents, end of period	$194,146	$118,231

See notes to condensed consolidated financial statements.

Packaging Corporation of America

Notes to Condensed Consolidated Financial Statements

(unaudited)

September 30, 2007

1. Basis of Presentation

        The condensed consolidated financial statements as of September 30, 2007 and 2006 of Packaging Corporation of America ("PCA" or the "Company") and for the three- and nine-month periods then ended are unaudited but include all adjustments (consisting only of normal recurring adjustments) that management considers necessary for a fair presentation of such financial statements. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with Article 10 of SEC Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete audited financial statements. Operating results for the period ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. These condensed consolidated financial statements should be read in conjunction with PCA's Annual Report on Form 10-K for the year ended December 31, 2006. The condensed consolidated financial statements for the three- and nine-month periods ended September 30, 2006 have been restated for the adoption of FASB Staff Position ("FSP") No. AUG AIR-1, "Accounting for Planned Major Maintenance Activities." The Company adopted this FSP on January 1, 2007, which required prior year financial statements to be restated to account for the impact of this FSP as if it had been adopted on January 1, 2006. See Note 2, Summary of Accounting Policies—Recent Accounting Pronouncements for additional information.

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

Comprehensive Income

        Comprehensive income is as follows:

	Three Months Ended September 30,
	2007	2006
(In thousands)
Net income	$48,656	$43,616
Other comprehensive income, net of tax:
Amortization of unfunded employee benefit obligations	453	—
Amortization of gain on treasury lock	(777)	(777)

Comprehensive income	$48,332	$42,839

	Nine Months Ended September 30,
	2007	2006
(In thousands)
Net income	$126,074	$86,632
Other comprehensive income, net of tax:
Amortization of unfunded employee benefit obligations	1,357	—
Amortization of gain on treasury lock	(2,331)	(2,331)

Comprehensive income	$125,100	$84,301

Reclassifications

        Prior year's financial statements have been reclassified where appropriate to conform with the current year presentation.

Recent Accounting Pronouncements

        In February 2007, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115." This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendments to SFAS No. 115, "Accounting for Certain Investments In Debt and Equity Securities," apply to all entities with available-for-sale and trading securtities. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided that an entity also elects to apply the provisions of SFAS No. 157, "Fair Value Measurements." Currently, the Company does not plan to adopt the fair value option for any of its financial instruments.

        In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R)." SFAS No. 158 requires plan sponsors of defined benefit pension and other postretirement benefit plans (collectively, "postretirement benefit plans") to recognize the funded status of their postretirement benefit plans in the statement of financial position, measure the fair value of plan assets and benefit obligations as of the date of the fiscal year end statement of financial position, and provide additional disclosures. These requirements were effective for fiscal years ending after December 15, 2006, with the exception of the requirement to measure plan assets and benefit obligations as of the plan sponsor's fiscal year-end. This requirement is effective for fiscal years ending after December 15, 2008. On December 31, 2006, the Company adopted the recognition and disclosure provisions of SFAS No. 158. The Company is assessing the remaining provision of SFAS No. 158 to determine the impact that the adoption of those provisions may have on its results of operations.

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. This statement is effective for fiscal years beginning after November 15, 2007. The Company is assessing SFAS No. 157 and has not yet determined the impact that the adoption of SFAS No. 157 will have on its results of operations.

        In September 2006, the FASB issued FSP No. AUG AIR-1, "Accounting for Planned Major Maintenance Activities." This FSP prohibits the use of the accrue-in-advance method of accounting for planned major maintenance activities in annual and interim financial reporting periods and is effective for fiscal years beginning after December 15, 2006. Prior to the adoption of this FSP, the Company determined its planned maintenance costs for the year and amortized these costs ratably throughout the year. On January 1, 2007, the Company began accounting for its planned major maintenance activities in accordance with FSP No. AUG AIR-1 using the deferral method. The implementation of FSP No. AUG AIR-1 will not have any impact on the Company's year end financial position or full year results of operations and cash flows as all maintenance costs incurred have been and continue to be expensed in the fiscal year in which the maintenance activity occurs. In accordance with FSP No. AUG AIR-1, the Company's financial position, results of operations and cash flows for each quarter of 2006 were adjusted to apply the FSP retrospectively. The following financial statement line items as of and for the three- and nine-month period ended September 30, 2006 were adjusted as follows:

Statement of Income Three Months Ended 9/30/06	As Originally Reported	As Adjusted	Effect of Change
(In thousands, except per share amounts)
Cost of sales	$(440,353)	$(440,558)	$(205)
Gross profit	134,688	134,483	(205)
Income from operations	76,791	76,586	(205)
Income before taxes	68,946	68,741	(205)
Provision for income taxes	(25,198)	(25,125)	73
Net income	43,748	43,616	(132)
Net income per common share:
Basic	$0.42	$0.42	$—
Diluted	$0.42	$0.42	$—
Statement of Income Nine Months Ended 9/30/06	As Originally Reported	As Adjusted	Effect of Change
(In thousands, except per share amounts)
Cost of sales	$(1,313,588)	$(1,311,015)	$2,573
Gross profit	320,404	322,977	2,573
Income from operations	157,080	159,653	2,573
Income before taxes	132,975	135,548	2,573
Provision for income taxes	(47,995)	(48,916)	(921)
Net income	84,980	86,632	1,652
Net income per common share:
Basic	$0.82	$0.84	$0.02
Diluted	$0.81	$0.83	$0.02
Balance Sheet 9/30/06	As Originally Reported	As Adjusted	Effect of Change
(In thousands)
Prepaid expenses and other current assets	$10,005	$11,752	$1,747
Total current assets	631,147	632,894	1,747
Total assets	1,992,392	1,994,139	1,747
Accounts payable	126,883	126,057	(826)
Accrued federal and state income taxes	24,871	25,792	921
Total current liabilities	396,109	396,204	95
Retained earnings	255,390	257,042	1,652
Total stockholders' equity	698,758	700,410	1,652
Total liabilities and stockholders' equity	1,992,392	1,994,139	1,747

Statement of Cash Flows Nine Months Ended 9/30/06	As Originally Reported	As Adjusted	Effect of Change
(In thousands)
Net income	$84,980	$86,632	$1,652
Prepaid expenses and other current assets	(3,169)	(4,916)	(1,747)
Accounts payable	(291)	(1,117)	(826)
Accrued liabilities	21,545	22,466	921

        In June 2006, the FASB issued FASB Interpretation ("FIN") No. 48, "Accounting for Uncertainty in Income Taxes," an interpretation of SFAS No. 109, "Accounting for Income Taxes," to create a single model to address accounting for uncertainty in tax positions. FIN No. 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN No. 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN No. 48 on January 1, 2007.

        As a result of the implementation of FIN No. 48, PCA recognized a $5.1 million decrease to reserves for uncertain tax positions and an increase to the beginning balance of retained earnings on the condensed consolidated balance sheet as of January 1, 2007. After adoption on January 1, 2007, the Company had $9.1 million total gross unrecognized tax benefits. Of this total, $7.1 million (net of the federal benefit on state issues and interest) would impact its effective tax rate if recognized.

        During the third quarter of 2007, the statute of limitations for the tax year 2001 expired. Also, the federal examination of the tax year 2004 was concluded. As of result of these events, the reserve for uncertain tax positions was decreased by $0.8 million. At September 30, 2007, PCA had $7.5 million of unrecognized tax benefits.

        PCA's continuing practice is to recognize interest and penalties related to uncertain tax positions in income tax expense. After adoption of FIN No. 48 on January 1, 2007, the Company had $0.6 million accrued for interest and no reserve for penalties. During the nine-month period ended September 30, 2007, PCA recorded $0.3 million for interest in its statement of operations, increasing the accrual for interest to $0.9 million at September 30, 2007.

        PCA and its subsidiaries are subject to U.S. federal income taxes, as well as income taxes of multiple state and city jurisdictions. A federal examination of the tax years 2002 and 2004 has been concluded. The tax years 2003, 2005 and 2006 remain open to federal examination. In major state jurisdictions, tax years 2002-2006 remain open for examination.

3. Earnings Per Share

        The following table sets forth the computation of basic and diluted income per common share for the periods presented. Basic and diluted income per common share for the nine-month period ended September 30, 2006 both increased $0.02 due to the restatement of the Company's results of operations as a result of the adoption of FSP No. AUG AIR-1. Basic and diluted income per common share for the three-month period ended September 30, 2006 did not change as a result of the adoption of this

FSP. See Note 2, Summary of Accounting Policies—Recent Accounting Pronouncements for additional information.

	Three Months Ended September 30,
	2007	2006
(In thousands, except per share data)
Numerator:
Net income	$48,656	$43,616
Denominator:
Basic common shares outstanding	104,648	103,672
Effect of dilutive securities:
Stock options	599	718
Unvested restricted stock	357	193

Dilutive common shares outstanding	105,604	104,583

Basic income per common share	$0.46	$0.42
Diluted income per common share	$0.46	$0.42
	Nine Months Ended September 30,
	2007	2006
(In thousands, except per share data)
Numerator:
Net income	$126,074	$86,632
Denominator:
Basic common shares outstanding	104,462	103,484
Effect of dilutive securities:
Stock options	660	722
Unvested restricted stock	311	160

Dilutive common shares outstanding	105,433	104,366

Basic income per common share	$1.21	$0.84
Diluted income per common share	$1.20	$0.83

4. Stock-Based Compensation

        In October 1999, the Company adopted a long-term equity incentive plan which provides for grants of stock options, stock appreciation rights, restricted stock and performance awards to directors, officers and employees of PCA, as well as others who engage in services for PCA. Option awards granted to officers, employees and directors have contractual lives of seven or ten years. Options granted to officers and employees vest ratably over a three- or four-year period, whereas options granted to directors vest immediately. The plan, which will terminate on October 19, 2009, provides for the issuance of up to 6,550,000 shares of common stock. As of September 30, 2007, options or restricted stock for 5,822,522 shares have been granted, net of forfeitures. Forfeitures are added back to the pool of shares of common stock available to be granted at a future date.

        Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), "Share-Based Payment," using the modified-prospective-transition method. Under that transition method, stock compensation cost recognized subsequent to January 1, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not vested, as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). Compensation expense for both stock options and restricted stock recognized in the condensed consolidated statements of income for the three- and nine- month periods ended September 30, 2007 and 2006 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
(In thousands)
Stock options	$(529)	$(694)	$(1,937)	$(2,585)
Restricted stock	(1,403)	(829)	(4,577)	(1,991)

Impact on income before income taxes	(1,932)	(1,523)	(6,514)	(4,576)
Income tax benefit	753	595	2,539	1,788

Impact on net income	$(1,179)	$(928)	$(3,975)	$(2,788)

        The Company uses the Black-Scholes-Merton option-pricing model to estimate the fair value of each option grant as of the date of grant. Expected volatilities are based on historical volatility of the Company's common stock. The expected life of the option is estimated using historical data pertaining to option exercises and employee terminations. Separate groups of employees that have similar historical exercise behavior are considered separately for estimating the expected life. The risk-free interest rate is based on U.S. Treasury yields in effect at the time of grant. The estimated weighted-average fair values of and related assumptions for options granted were as follows:

	Nine Months Ended September 30,
	2007	2006
Weighted-average fair value of options granted	$4.90	$3.82
Assumptions:
Dividend yield	3.80%	4.77%
Expected volatility	22.75%	25.49%
Risk-free interest rate	4.96%	5.14%
Expected life of option (years)	5.33	5.00

        A summary of the Company's stock option activity and related information follows:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
				(In thousands)
Outstanding at December 31, 2006	3,451,077	$17.96
Granted	221,267	25.82
Exercised	(818,406)	(15.68)
Forfeited	(13,907)	(22.23)

Outstanding at September 30, 2007	2,840,031	$19.20	5.1	$28,044

Outstanding—vested or expected to vest at September 30, 2007	2,813,853	$19.15	5.1	$27,904

Exercisable at September 30, 2007	2,155,242	$17.92	4.8	$24,035

        The total intrinsic value of options exercised during the three months ended September 30, 2007 and 2006 was $1,532,000 and $5,218,000, respectively, and during the nine months ended September 30, 2007 and 2006 was $8,022,000 and $6,506,000, respectively. As of September 30, 2007, there was $2,531,000 of total unrecognized compensation cost related to non-vested stock option awards granted under the Company's equity incentive plan. The Company expects to recognize the cost of these stock option awards over a weighted-average period of 1.4 years.

        During 2003, the Company began granting shares of restricted stock to certain of its employees and directors. Restricted stock awards granted to employees vest at the end of a three- or four-year period, whereas restricted stock awards granted to directors vest at the end of a six-month period. The fair value of restricted stock is determined based on the closing price of the Company's common stock on the grant date. The Company generally recognizes compensation expense associated with restricted stock awards ratably over their vesting periods. As PCA's Board of Directors has the ability to accelerate vesting of restricted stock upon an employee's retirement, the Company accelerates the recognition of compensation expense for certain employees approaching normal retirement age. A summary of the Company's restricted stock activity follows:

	2007		2006
(Dollars in thousands)	Shares	Fair Market Value at Date of Grant	Shares	Fair Market Value at Date of Grant
Restricted stock at January 1	610,380	$12,964	387,030	$8,256
Granted	240,920	6,210	251,550	5,301
Vested	(74,205)	(1,407)	(19,300)	(405)
Cancellations	(4,740)	(103)	(3,860)	(82)

Restricted stock at September 30	772,355	$17,664	615,420	$13,070

        As of September 30, 2007, there was $9,860,000 of total unrecognized compensation costs related to the above restricted stock awards. The Company expects to recognize the cost of these stock awards over a weighted-average period of 2.6 years.

5. Inventories

        The components of inventories are as follows:

	September 30, 2007	December 31, 2006
(In thousands)	(unaudited)
Raw materials	$86,425	$87,243
Work in process	6,695	5,021
Finished goods	66,113	63,633
Supplies	86,140	83,431

Inventories at FIFO or average cost	245,373	239,328
Excess of FIFO or average over LIFO cost	(42,705)	(43,382)

Inventories, net	$202,668	$195,946

        An actual valuation of inventory under the LIFO method is made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations must necessarily be based on management's estimates of expected year-end inventory levels and costs. Because these are subject to many factors beyond management's control, interim results are subject to the final year-end LIFO inventory valuation.

6. Goodwill and Other Intangible Assets

Goodwill

        Changes in the carrying amount of goodwill for the period ended September 30, 2007 are as follows:

(In thousands)
Balance at December 31, 2006	$37,200
Other	(37)

Balance at September 30, 2007	$37,163

Other Intangible Assets

        The components of other intangible assets are as follows:

		As of September 30, 2007		As of December 31, 2006
	Weighted Average Remaining Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
(In thousands)		(unaudited)
Customer lists and relations	31.3 years	$17,441	$3,817	$17,441	$3,205
Covenants not to compete	1.5 years	2,292	1,886	2,142	1,667

Total other intangible assets		$19,733	$5,703	$19,583	$4,872

7. Employee Benefit Plans and Other Postretirement Benefits

        For the three and nine months ended September 30, 2007 and 2006, net pension costs were comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2007	2006	2007	2006
Components of Net Pension Costs
Service cost for benefits earned during the year	$4,493	$4,573	$13,479	$13,719
Interest cost on accumulated benefit obligation	1,563	1,118	4,689	3,354
Expected return on assets	(1,190)	(692)	(3,570)	(2,076)
Net amortization of unrecognized amounts	808	700	2,424	2,100

Net pension costs	$5,674	$5,699	$17,022	$17,097

        The Company makes pension plan contributions that are sufficient to fund its actuarially determined costs, generally equal to the minimum amounts required by the Employee Retirement Income Security Act (ERISA). However, from time to time the Company may make discretionary contributions in excess of the required minimum amounts. During the first nine months of 2007, the Company made required contributions of $18.4 million, including $8.5 million in the third quarter of

2007. In addition to the required contributions, the Company made a discretionary contribution of $10.5 million in the third quarter. This discretionary contribution was made in anticipation of the new 2008 funding requirements of the Pension Protection Act. The Company expects to make a required contribution of $5.3 million in the fourth quarter, for a total of $34.2 million of contributions to the pension plans in 2007.

        For the three and nine months ended September 30, 2007 and 2006, net postretirement costs were comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2007	2006	2007	2006
Components of Net Postretirement Costs
Service cost for benefits earned during the year	$248	$236	$744	$708
Interest cost on accumulated benefit obligation	160	147	480	441
Net amortization of unrecognized amounts	(63)	(52)	(189)	(156)

Net postretirement costs	$345	$331	$1,035	$993

8. Restructuring Charges

        In August 2005, the Company informed impacted employees that it would close a corrugated products plant by December 31, 2005. The charges related to this plant closing were recorded in accordance with SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. In connection with the shutdown of the corrugated products plant, the Company recorded pre-tax restructuring charges of $1.7 million during 2005 and $325,000 during 2006. On November 3, 2006, PCA sold the building for cash proceeds of $378,000 and recorded a pre-tax gain of $378,000.

        In August 2006, the Company informed impacted employees that it would close a corrugated products plant by September 30, 2006. In connection with the closing of this plant, the Company sold the equipment and the building for cash proceeds of $1.6 million and recorded a pre-tax loss of $319,000. The Company also recorded severance of $454,000 and wrote off $174,000 of assets, primarily intangible assets during the third quarter of 2006.

        In July 2007, the Company closed a corrugated products plant. In connection with the shutdown of this plant, the Company recorded pre-tax restructuring charges, including severance, of $905,000 million during the third quarter of 2007. Restructuring costs are included in other expense, net in the statement of operations.

        The following table presents an analysis of the 2007 activity related to the restructurings:

(In thousands)	Reserve for Restructuring Costs
Balance at January 1, 2007	$205
Restructuring charges	905
Non-cash asset impairments included above	(378)
Cash payments	(649)

Balance at September 30, 2007	$83

9. Stock Repurchase Program

        On May 16, 2001, the Company announced a $100 million common stock repurchase program permitting PCA to repurchase shares from time to time. Through September 30, 2007, the Company repurchased 5,495,600 shares of common stock for approximately $96.6 million. Of the 5,495,600 shares repurchased, 300,000 shares were repurchased during the third quarter of 2007, for approximately $7.8 million. All shares repurchased have been retired.

10. Subsequent Events

        On October 5, 2007, Packaging Receivables Company, LLC ("PRC") and Packaging Credit Company, LLC ("PCC"), both Delaware limited liability companies and wholly owned subsidiaries of PCA, amended the Credit and Security Agreement between PRC, PCC, Variable Funding Capital Company LLC and Wachovia Bank National Association. The amendment extended the scheduled termination date of the Credit and Security Agreement from October 5, 2007 to October 3, 2008.

        On October 17, 2007, PCA announced that it intends to increase the cash dividend on its common stock from an annual payout of $1.00 per share to $1.20 per share. The first quarterly dividend of $0.30 per share will be paid on January 15, 2008 to shareholders of record as of December 14, 2007. PCA also announced that its Board of Directors had authorized the repurchase of up to $150 million of its common stock. This authorization is in addition to the $100 million share repurchase program announced in 2001. The Company intends to repurchase these shares over the next 18 months.

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

        Reported industry shipments of corrugated products increased 0.1% for the three months ended September 30, 2007 compared to the same period in 2006 and industry containerboard inventory levels remained at historically low levels. Industry inventories of containerboard at the end of the third quarter were at the lowest September ending level in the past 30 years on a weeks of supply basis. As reported by industry publications, linerboard prices increased $40 per ton in August 2007 and, with that increase, ended September $40 per ton higher than September of last year. The pass-through of the containerboard price increase to higher box prices began in September, and it is expected that most of this increase will be realized in the fourth quarter.

        The cost to manufacture containerboard is dependent, in large part, on the costs of wood fiber, recycled fiber, purchased fuels, electricity and labor and fringe benefits. While energy and other costs are significant in the manufacture of corrugated products, labor and fringe benefits make up the largest component of corrugated products' manufactured costs, excluding the cost of containerboard.

        Industry publications reported that recycled fiber prices increased significantly during the first half of 2007 compared to 2006 and then continued to increase more moderately during the third quarter. Average prices, for September were more than 50% higher than the same month in the prior year. Wood costs increased slightly from second quarter levels but remained well below first quarter levels. Purchased fuel costs were comparable to levels both in the third quarter of 2006 and the second quarter of 2007. Transportation and purchased electricity costs were slightly higher in the third quarter of 2007 compared to the third quarter of 2006.

        For the quarter ended September 30, 2007, PCA reported higher earnings than the prior year. This was primarily driven by increased product pricing and volume for both containerboard and corrugated products, reflecting the full realization of 2006 price increases. Outside containerboard sales to third parties increased 12,000 tons, or 9.4% and corrugated product sales volume increased 1.3%, compared to last year's third quarter. Partially offsetting the earnings improvement were higher recycled fiber costs as discussed earlier and labor and fringe benefit costs.

        We expect our earnings from operations for the fourth quarter to benefit from the realization of the majority of the box price increase described above. This benefit is expected to be partially offset by seasonally lower corrugated products volume and planned mill maintenance work resulting in lower production and higher costs. We also typically incur higher energy costs in the fourth quarter due to the onset of colder weather in addition to higher fiber costs.

        In addition, our Counce, Tennessee linerboard mill incurred a major, unplanned outage beginning on October 24, 2007. The entire mill was down for 2 1/2 days and experienced operational difficulties through the end of the month. This outage resulted in about 11,000 tons of lost production as well as significant additional operating costs, which will adversely impact fourth quarter net income by approximately $4.0 million.

        This outage was the result of a total mill power failure related, in part, to an extended period of heavy rain and the subsequent failure of a valve, which led to the contamination of the mill's steam and boiler water systems. There was no major equipment damage, and the mill was up and running at full capacity by November 1, 2007.

Results of Operations

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006

        The historical results of operations of PCA for the three months ended September 30, 2007 and 2006 are set forth below:

	Three Months Ended September 30,
(In thousands)	2007	2006	Change
Net sales	$591,041	$575,041	$16,000

Income from operations	$81,490	$76,586	$4,904
Interest expense, net	(5,747)	(7,845)	2,098

Income before taxes	75,743	68,741	7,002
Provision for income taxes	(27,087)	(25,125)	(1,962)

Net income	$48,656	$43,616	$5,040

Net Sales

        Net sales increased by $16.0 million, or 2.8%, for the three months ended September 30, 2007 from the comparable period in 2006, primarily as a result of increased sales prices and volume of corrugated products and containerboard to third parties.

        Corrugated products volume sold for the three months ended September 30, 2007 increased 1.3% to 7.9 billion square feet ("bsf") compared to 7.8 bsf in the third quarter of 2006. Containerboard volume sold to external domestic and export customers was 5.2% and 16.3% higher, respectively, for the three months ended September 30, 2007 from the three months ended September 30, 2006. Containerboard mill production for the three months ended September 30, 2007 was 632,000 tons compared to 621,000 tons in the same period in 2006.

Income From Operations

        Income from operations increased by $4.9 million, or 6.4%, for the three months ended September 30, 2007 compared to the three months ended September 30, 2006, primarily attributable to increased sales prices and sales volume ($13.1 million), partially offset by increased recycled fiber costs ($3.6 million), labor and fringe benefit costs including medical, pension and incentive compensation costs ($3.4 million) and energy costs ($1.8 million).

        Gross profit increased $5.1 million, or 3.8%, for the three months ended September 30, 2007 from the comparable period in 2006. Gross profit as a percentage of net sales increased from 23.4% of net sales in the three months ended September 30, 2006 to 23.6% of net sales in the current quarter due primarily to the improved sales prices and volume described previously.

        Selling and administrative expenses increased $1.1 million, or 2.6%, for the three months ended September 30, 2007 compared to the same period in 2006, primarily as a result of higher expenses related to salaries including merit increases, incentive compensation, new hires, and share-based compensation expense ($0.3 million), related fringe benefits ($0.5 million) and warehousing costs ($0.3 million).

        Corporate overhead decreased $0.1 million, or 0.5%, for the three months ended September 30, 2007 compared to the same period in 2006.

        Other expense for the three months ended September 30, 2007 decreased $0.8 million, or 28.9%, compared to the three months ended September 30, 2006, primarily related to a $0.8 million gain on sale of land.

Interest Expense, Net and Income Taxes

        Net interest expense decreased $2.1 million, or 26.7%, for the three months ended September 30, 2007 from the three months ended September 30, 2006, primarily as a result of increased income earned on PCA's cash equivalents due to higher cash balances.

        PCA's effective tax rate was 35.8% for the three months ended September 30, 2007 and 36.6% for the comparable period in 2006. The effective tax rate varies from the U.S. federal statutory tax rate of 35% principally due to the impact of state and local income taxes offset by the domestic manufacturers' deduction.

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006

        The historical results of operations of PCA for the nine months ended September 30, 2007 and 2006, are set forth below:

	For the Nine Months Ended September 30,
(In thousands)	2007	2006	Change
Net sales	$1,735,828	$1,633,992	$101,836

Income from operations	$218,410	$159,653	$58,757
Interest expense, net	(19,807)	(24,105)	4,298

Income before taxes	198,603	135,548	63,055
Provision for income taxes	(72,529)	(48,916)	(23,613)

Net income	$126,074	$86,632	$39,442

Net Sales

        Net sales increased by $101.8 million, or 6.2%, for the nine months ended September 30, 2007 from the comparable period in 2006, primarily as a result of increased sales prices of corrugated products and containerboard and increased sales volume of containerboard to outside third parties.

        Total corrugated products volume sold for the nine months ended September 30, 2007 decreased 0.6% to 23.6 bsf compared to 23.7 bsf in the first nine months of 2006. Containerboard volume to external domestic and export customers increased 7.8% and 41.1%, respectively, for the nine months ended September 30, 2007 from the nine months ended September 30, 2006. Containerboard mill production for the nine months ended September 30, 2007 was 1.83 million tons compared to 1.79 million tons in the same period in 2006.

Income From Operations

        Income from operations increased by $58.8 million, or 36.8%, for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006, primarily attributable to higher sales prices, sales volume and improved product mix ($88.0 million) which was partially offset by increased costs for recycled fiber ($11.9 million), salary expenses which includes share-based compensation ($8.0 million), fringe benefits, which include medical and pension costs and incentive compensation accruals ($5.0 million) and transportation ($4.7 million).

        Gross profit increased $69.7 million, or 21.6%, for the nine months ended September 30, 2007 from the comparable period in 2006. Gross profit as a percentage of net sales increased from 19.8% of net sales in the first nine months of 2006 to 22.6% of net sales in the first nine months of 2007 due primarily to the increased prices and improved mix described previously.

        Selling and administrative expenses increased $8.6 million, or 7.3%, for the nine months ended September 30, 2007 compared to the same period in 2006, primarily as a result of expenses related to salaries including merit increases, incentive compensation, new hires, and share-based compensation expense ($4.9 million), related fringe benefits ($1.5 million), travel, meeting and entertainment expenses ($1.3 million) and warehousing costs ($0.8 million) due to increased customer requirements.

        Corporate overhead increased $4.0 million, or 10.7%, for the nine months ended September 30, 2007 compared to the same period in 2006, primarily due to increases in salary and related fringe benefit costs which include expenses recorded for merit increases, share-based compensation and incentive compensation ($2.3 million) and information technology costs ($1.7 million).

        Other expense for the nine months ended September 30, 2007 decreased $1.7 million, or 23.0%, compared to the nine months ended September 30, 2006, primarily related to a $0.8 million gain on sale of land in the third quarter and other items which were individually insignificant.

Interest Expense, Net and Income Taxes

        Net interest expense decreased $4.3 million, or 17.8%, for the nine months ended September 30, 2007 from the nine months ended September 30, 2006, primarily as a result of increased income earned on PCA's cash equivalents due to higher cash balances.

        PCA's effective tax rate was 36.5% for the nine months ended September 30, 2007 and 36.1% for the comparable period in 2006. The effective tax rate varies from the U.S. federal statutory tax rate of 35% principally due to the impact of state and local income taxes offset by the domestic manufacturers' deduction.

Liquidity and Capital Resources

        The following table presents a summary of our cash flows for the periods presented:

	Nine Months Ended September 30,
(In thousands)	2007	2006	Change
Net cash provided by (used for):
Operating activities	$182,812	$146,791	$36,021
Investing activities	(69,355)	(61,365)	(7,990)
Financing activities	(81,148)	(79,864)	(1,284)

Net increase in cash and cash equivalents	$32,309	$5,562	$26,747

Operating Activities

        Net cash provided by operating activities for the nine months ended September 30, 2007 was $182.8 million, an increase of $36.0 million, or 24.5%, from the comparable period in 2006. The increase in net cash provided by operating activities was primarily the result of higher net income in 2007 as previously described. Requirements for operating assets and liabilities was slightly higher by $1.4 million for the nine months ended September 30, 2007 compared to the same period in 2006, primarily driven by unfavorable year over year changes in accrued federal and state income taxes ($30.9 million), accrued liabilities ($4.4 million) and higher 2007 pension contributions ($11.4 million), partially offset by favorable year over year changes in accounts receivable ($25.4 million), accounts payable ($17.1 million) and inventories ($1.4 million).

Investing Activities

        Net cash used for investing activities for the nine months ended September 30, 2007 increased $8.0 million, or 13.0%, to $69.4 million, compared to the nine months ended September 30, 2006, primarily related to higher additions to property, plant and equipment of $13.5 million during the nine months ended September 30, 2007 compared to the same period in 2006, partially offset by the cost of acquisitions in 2006 of $4.2 million and lower additions to other long term assets of $2.1 million.

Financing Activities

        Net cash used for financing activities totaled $81.1 million for the nine months ended September 30, 2007, a increase of $1.3 million, or 1.6%, from the comparable period in 2006, primarily attributable to $7.8 million in repurchases of PCA common stock during the third quarter of 2007 and an additional $1.1 million of payments on long-term debt, partially offset by additional proceeds from the issuance of common stock upon exercise of stock options and an increase in excess tax benefits related to the stock option exercises of $7.3 million during the nine months ended September 30, 2007 compared to the same period in 2006.

        PCA's primary sources of liquidity are net cash provided by operating activities, borrowings under PCA's revolving credit facility, and additional borrowings under PCA's receivables credit facility. As of September 30, 2007, PCA had $121.6 million in unused borrowing capacity under its existing credit agreements, net of the impact on this borrowing capacity of $19.4 million of outstanding letters of credit. Currently, PCA's primary uses of cash are for capital expenditures, debt service and declared common stock dividends, which it expects to be able to fund from these sources.

        The following table provides the outstanding balances and the weighted average interest rates as of September 30, 2007 for PCA's outstanding term loan, the revolving credit facility, the receivables credit facility, and the five- and ten-year senior notes:

Borrowing Arrangement	Principal Balance at September 30, 2007	Weighted Average Interest Rate	Projected Annual Cash Interest Payments
(In thousands)
Senior Credit Facility:
Term loan	$20,000	6.50%	$1,300
Revolving credit facilty	—	N/A	N/A
Receivables Credit Facility	109,000	5.96	6,494
4 3/8% Five-Year Notes (due August 1, 2008)	150,000	4.38	6,570
5 3/4% Ten-Year Notes (due August 1, 2013)	400,000	5.75	23,000

Total	$679,000	5.50%	$37,364

        The above table excludes unamortized debt discount of $2.1 million at September 30, 2007. It also excludes from the projected annual cash interest payments, the non-cash income from the annual amortization of the $27.0 million received in July 2003 from the settlement of the treasury locks related to the five- and ten-year notes. The amortization is being recognized over the term of the five- and ten-year notes and is included in interest expense, net.

        The revolving credit facility is available to fund PCA's working capital requirements, capital expenditures and other general corporate purposes. The term loan must be repaid in July 2008. The revolving credit facility will terminate in July 2008. The receivables credit facility, which was scheduled to terminate on October 5, 2007, was extended for a one-year term on October 5, 2007, and is now scheduled to terminate on October 3, 2008.

        The instruments governing PCA's indebtedness contain financial and other covenants that limit, among other things, the ability of PCA and its subsidiaries to:

  •
  enter into sale and leaseback transactions,

  •
  incur liens,

  •
  enter into certain transactions with affiliates, or

  •
  merge or consolidate with any other person or sell or otherwise dispose of all or substantially all of the assets of PCA.

        These limitations could limit our corporate and operating activities.

        In addition, we must maintain minimum net worth, maximum leverage and minimum coverage ratios under the senior credit facility. A failure to comply with the restrictions contained in our senior credit facility could lead to an event of default, which could result in an acceleration of such indebtedness. Such an acceleration would also constitute an event of default under the notes indentures and the receivables credit facility. As of September 30, 2007, PCA was in compliance with these covenants.

        PCA currently expects to incur capital expenditures of $110.0 million to $120.0 million in 2007. These expenditures will be used primarily for maintenance capital, cost reduction, business growth and environmental compliance. As of September 30, 2007, PCA spent $68.8 million for capital expenditures and had committed to spend an additional $70.0 million in the remainder of 2007 and beyond.

        PCA believes that its net cash generated from operating activities, available cash reserves and, as required, borrowings under its committed credit facilities and available capital through access to capital markets will be adequate to meet its current and future liquidity and capital requirements, including payments of any declared common stock dividends. As its debt or credit facilities become due, PCA will need to repay, extend or replace such facilities, which will be subject to future economic conditions and financial, business and other factors, many of which are beyond PCA's control.

Market Risk and Risk Management Policies

        PCA is exposed to the impact of interest rate changes and changes in the market value of its financial instruments. PCA periodically enters into derivatives in order to minimize these risks, but not for trading purposes. As of September 30, 2007, PCA was not a party to any derivative instruments.

        As the interest rates on approximately 81% of PCA's debt are fixed, a one percent increase in interest rates related to variable rate debt would have resulted in an increase in interest expense and a corresponding decrease in income before taxes of $1.3 million annually. In the event of a change in interest rates, management could take actions to mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in PCA's financial structure.

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

Impact of Inflation

        PCA does not believe that inflation has had a material impact on its financial position or results of operations during the three-and nine-month periods ending September 30, 2007 and 2006.

Off-Balance Sheet Arrangements

        PCA does not have any off-balance sheet arrangements as of September 30, 2007 that would require disclosure under SEC FR-67, "Disclosure in Management's Discussion and Analysis About Off-Balance Sheet Arrangement and Aggregate Contractual Obligations."

Critical Accounting Policies and Estimates

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

        PCA has included in its Annual Report on Form 10-K for the year ended December 31, 2006, a discussion of its critical accounting policies which we believe affect our more significant judgments and estimates used in the preparation of our consolidated financial statements. PCA adopted FASB Interpretation ("FIN") No. 48, "Accounting for Uncertainty in Income Taxes," on January 1, 2007.

Income Taxes

        PCA's annual tax rate is determined based on income, statutory tax rates and the tax impacts of items treated differently for tax purposes than for financial reporting purposes. Tax law requires some items to be included in the tax return at different times than the items reflected in the financial statements. As a result, the annual tax rate in the financial statements is different than the rate reported on PCA's tax return. Some of these differences are permanent, such as expenses that are not deductible in the tax return, and some differences are temporary, reversing over time, such as depreciation expense. These temporary differences create deferred tax assets and liabilities.

        Inherent in determining the annual tax rate are judgments regarding business plans, planning opportunities and expectations about future outcomes. Significant management judgments are required for the following items:

  •
  Management reviews PCA's deferred tax assets for realizability. Valuation allowances are established when management believes that it is more likely than not that some portion of the deferred tax assets will not be realized. Changes in valuation allowances from period to period are included in the tax provision.

  •
  PCA establishes accruals for uncertain tax contingencies when, despite the belief that PCA's tax return positions are fully supported, PCA believes that an uncertain tax position does not meet the recognition threshold of FIN No. 48. The tax contingency accruals are adjusted in light of changing facts and circumstances, such as the progress of tax audits, the expiration of the statute of limitations for the relevant taxing authority to examine a tax return, case law and emerging legislation. While it is difficult to predict the final outcome or timing of resolution for any particular tax matter, PCA believes that the accruals reflect the likely outcome of known tax contingencies in accordance with FIN No. 48.

Forward-Looking Statements

        Some of the statements in this Quarterly Report on Form 10-Q, and in particular, statements found in Management's Discussion and Analysis of Financial Condition and Results of Operations, that are not historical in nature are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are often identified by the words "will," "should," "anticipate," "believe," "expect," "intend," "estimate," "hope," or similar expressions. These statements reflect management's current views with respect to future events and are subject to risks and uncertainties. There are important factors that could cause actual results to differ materially from those in forward-looking statements, many of which are beyond our control. These factors, risks and uncertainties include the following:

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

Item 4.    Controls and Procedures.

        PCA maintains disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) that are designed to provide reasonable assurance that information required to be disclosed in PCA's filings under the Securities Exchange Act is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to PCA's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

        Prior to filing this report, PCA completed an evaluation under the supervision and with the participation of PCA's management, including PCA's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of PCA's disclosure controls and procedures as of September 30, 2007. The evaluation of PCA's disclosure controls and procedures included a review of the controls' objectives and design, PCA's implementation of the controls and the effect of the controls on the information generated for use in this report. Based on this evaluation, PCA's Chief Executive Officer and Chief Financial Officer concluded that PCA's disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2007.

        During the quarter ended September 30, 2007, there were no changes in internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, PCA's internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

        The following table summarizes the Company's stock repurchases in the third quarter of 2007 under the 2001 plan:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan or Program(1)
July 1, 2007 to July 31, 2007	300,000	$25.96	300,000	$3,380,000
August 1, 2007 to August 31, 2007	—	—	—	3,380,000
September 1, 2007 to September 30, 2007	—	—	—	3,380,000

Total	300,000	$25.96	300,000	$3,380,000

(1)
On May 16, 2001, the Company announced a $100 million common stock repurchase program. All repurchased shares are retired. There is no expiration date for this common stock repurchase program.

Newly Authorized Plan

        Subsequent to the end of the third quarter, PCA announced that its Board of Directors had authorized the repurchase of up to an additional $150 million of its common stock. There is no expiration date for this common stock repurchase program.

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
Date: November 7, 2007

QuickLinks

PART I FINANCIAL INFORMATION
Packaging Corporation of America Condensed Consolidated Balance Sheets
Packaging Corporation of America Condensed Consolidated Statements of Income (unaudited)
Packaging Corporation of America Condensed Consolidated Statements of Income (unaudited)
Packaging Corporation of America Condensed Consolidated Statements of Cash Flows (unaudited)
Packaging Corporation of America Notes to Condensed Consolidated Financial Statements (unaudited) September 30, 2007
PART II OTHER INFORMATION
SIGNATURES