Form 10-K
period 2007-12-31
PACKAGING CORP OF AMERICA
filed 2008-02-20
CIK 75677

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

        Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one).

Large accelerated filer ☒    Accelerated filer ☐    Non-accelerated filer ☐    Smaller reporting company ☐

        Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐    No ☒

        At June 30, 2007, the last business day of the Registrant's most recently completed second fiscal quarter, the aggregate market value of the Registrant's common equity held by nonaffiliates was approximately $2,470,889,155 based on the closing sale price as reported on the New York Stock Exchange. This calculation of market value has been made for the purposes of this report only and should not be considered as an admission or conclusion by the Registrant that any person is in fact an affiliate of the Registrant.

        On February 19, 2008, there were 104,441,379 shares of Common Stock outstanding.

Documents Incorporated by Reference

        Specified portions of the Proxy Statement for the Registrant's 2008 Annual Meeting of Stockholders are incorporated by reference to the extent indicated in Part III of this Form 10-K.

PART I

Item 1.    BUSINESS

General

        Packaging Corporation of America (we, us, our, "PCA" or the "Company") is the sixth largest producer of containerboard and corrugated products in the United States in terms of production capacity. With 2007 net sales of $2.3 billion, PCA produced approximately 2.4 million tons of containerboard, of which about 80% was consumed in PCA's corrugated products manufacturing plants, 12% was sold to domestic customers and 8% was sold to the export market. Our corrugated products manufacturing plants sold about 31.2 billion square feet (BSF) of corrugated products.

Containerboard Production and Corrugated Shipments

		First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Containerboard Production (thousand tons)	2007 2006 2005	584 579 565	615 591 585	632 621 601	615 613 596	2,446 2,404 2,347
Corrugated Shipments (BSF)	2007 2006 2005	7.7 7.9 7.6	8.0 8.0 8.0	7.9 7.8 8.0	7.6 7.6 7.6	31.2 31.3 31.2

        In 2007, we produced 1.5 million tons of kraft linerboard at our mills located in Counce, Tennessee and Valdosta, Georgia, and 0.9 million tons of semi-chemical corrugating medium at our mills located in Tomahawk, Wisconsin and Filer City, Michigan. We currently lease the cutting rights to approximately 102,000 acres of timberland located near our Counce and Valdosta mills. We also have supply agreements on approximately 370,000 acres of timberland.

        Our corrugated products manufacturing plants produce a wide variety of corrugated packaging products, including conventional shipping containers used to protect and transport manufactured goods, multi-color boxes, and displays with strong visual appeal that help to merchandise the packaged product in retail locations. In addition, we are a large producer of meat boxes and wax-coated boxes for the agricultural industry.

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

        In December 2005, PCA Holdings LLC, an entity organized and controlled by Madison Dearborn, sold 17,825,000 shares of PCA common stock in a secondary offering. Concurrent with the closing of the secondary offering, we purchased 4,500,000 shares of common stock directly from PCA Holdings LLC at the same net price per share received by PCA Holdings LLC in the secondary offering. During 2006 and 2007, PCA Holdings LLC distributed its remaining ownership in us through a series of distributions to the respective general and limited partners of Madison Dearborn Capital Partners III, L.P. (MDCP III) and a fund affiliated with MDCP III.

Industry Overview

        According to the Fibre Box Association, an industry trade association, the value of industry shipments of corrugated products was $25.2 billion in 2007.

        The primary end-use markets for corrugated products are shown below (as reported in the most recent 2006 Fibre Box Association annual report):

Food, beverages and agricultural products	46.0%
Paper products	24.8%
Petroleum, plastic, synthetic and rubber products	10.8%
Glass, pottery, metal products and containers	5.7%
Appliances, machinery and vehicles	4.9%
Miscellaneous manufacturing	4.5%
Textile mill products and apparel	1.9%
Other	1.4%

        Corrugated products plants tend to be located in close proximity to customers to minimize freight costs. The U.S. corrugated products industry consists of approximately 645 companies and 1,355 plants.

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

        Containerboard may be manufactured from both softwood and hardwood fibers, as well as from recycled fibers from used corrugated and waste from converting operations. Kraft linerboard is made predominantly from softwoods like pine. Semi-chemical corrugating medium is made from hardwoods such as oak. The finished paper product is wound into large rolls, which are slit to size as required and shipped to converters.

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

        The following four paragraphs describe our four containerboard mills' annual practical maximum capacity, 2007 actual production and production capabilities.

        Counce.    Our Counce, Tennessee mill is one of the largest linerboard mills in the United States. Its production capacity is approximately 1,007,000 tons per year. In 2007, the mill produced 1,028,000 tons of kraft linerboard on its two paper machines. Counce's actual production in 2007 exceeded its capacity due to a production mix consisting of a lower percentage of lightweight linerboard. The mill produces a broad range of basis weights from 26 lb. to 90 lb. The mill also produces a variety of performance and specialty grades of linerboard.

        Valdosta.    Our Valdosta, Georgia mill is a kraft linerboard mill that has a production capacity of approximately 474,000 tons per year. In 2007, the mill's single paper machine produced 479,000 tons of kraft linerboard. Valdosta's actual production slightly exceeded its capacity due to a lower percentage of lightweight linerboard production.Valdosta produces linerboard ranging from 33 lb. to 90 lb.

        Tomahawk.    Our Tomahawk, Wisconsin mill is one of the largest semi-chemical corrugating medium mills in the United States, with production capacity of 581,000 tons per year on three paper machines. In April 2005, we completed the indefinite closure of our number three paper machine at Tomahawk and currently operate the remaining two paper machines, which have a combined production capacity of 516,000 tons. In 2007, the mill produced 517,000 tons of corrugating medium. Tomahawk produces a broad range of basis weights from 23 lb. to 40 lb. and a variety of performance and specialty grades of corrugating medium.

        Filer City.    Our Filer City, Michigan mill is a semi-chemical corrugating medium mill with a production capacity of 413,000 tons on three paper machines. In 2007, the mill produced 422,000 tons of corrugating medium. Filer City's actual production exceeded its capacity due to a reduction in downtime required for maintenance activities and a related increase in productivity. Filer City produces corrugating medium grades ranging in basis weight from 23 lb. to 40 lb.

        We operate 67 corrugated manufacturing operations, a technical and development center, five regional graphic design centers, a rotogravure printing operation and a complement of packaging supplies and distribution centers. Of the 67 manufacturing facilities, 40 operate as combining operations, commonly called corrugated plants, that manufacture corrugated sheets and finished corrugated containers. The remaining 27 manufacturing facilities, commonly called sheet plants, purchase combined sheets primarily produced at PCA's combining operations and manufacture finished corrugated containers.

        We have corrugated manufacturing operations in 26 states in the U.S., with no manufacturing facilities outside of the continental U.S. Each corrugated plant, for the most part, serves a market radius that typically averages 150 miles. Our sheet plants are generally located in close proximity to our larger corrugated plants, which enables us to offer additional services and converting capabilities such as small volume and quick turnaround items.

        We produce a wide variety of products ranging from basic corrugated shipping containers to specialized packaging, such as wax-coated boxes for the agriculture industry. We also have multi-color printing capabilities to make high-impact graphics boxes and displays that offer customers more attractive packaging.

  Timberland

        Wood fiber is a key raw material for the production of containerboard. To access wood fiber, we currently lease the cutting rights to approximately 102,000 acres of timberland located near our Counce and Valdosta mills. Virtually all of the acres under cutting rights agreements are located within 100 miles of these two mills, which lowers wood transportation costs and provides a secure source of wood fiber. These leased cutting rights agreements have average remaining terms of approximately 15 years.

        During 1999 and 2000, PCA sold about 800,000 acres of timberland. As part of the timberland sale agreements, we entered into supply arrangements covering about 600,000 acres of the total acres sold. In 2005, the supply agreement related to our Valdosta mill on approximately 200,000 acres was terminated through a mutual agreement because lower cost pulpwood was available in closer proximity to the mill. We currently have in place supply agreements covering about 370,000 of the 800,000 acres sold. The majority of the acreage under supply agreement is located in close proximity to our Counce mill. We currently hold an approximate 29% equity ownership interest in approximately 55,000 acres owned by Southern Timber Venture, LLC. This acreage is located primarily in southern Georgia and northern Florida, near our Valdosta, Georgia mill, and includes both timberlands and higher beneficial use properties.

        In addition to the timberland we manage ourselves, our Forest Management Assistance Program provides professional forestry assistance to private timberland owners to improve harvest yields and to optimize their harvest schedule. We have managed the regeneration of approximately 125,000 acres by supplying pine seedlings. In exchange for our expertise, we are given the right of first refusal over timber sales from those lands. These private lands include over 165,000 acres of timberland. We expect to harvest approximately 80,000 cords of wood from these forests annually.

        PCA also participates in the Sustainable Forestry Initiative. This initiative is aimed at ensuring the long-term health and conservation of America's forestry resources. Activities include limiting tree harvest sizes, replanting harvest acreage, participating in flora and fauna research and protecting water streams.

  Solid Wood Facilities

        We own and operate one sawmill located in Ackerman, Mississippi. During 2007, the Ackerman sawmill sold 53 million board feet of lumber used in the building products and furniture industries. We also have an air-dry yard operation in Burnsville, Mississippi that holds newly cut lumber while it dries.

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

        Our containerboard sales group is responsible for the sale of linerboard and corrugating medium to our corrugated plants, to other domestic customers and to the export market. This group handles order processing for all shipments of containerboard from our mills to our corrugated plants. These personnel also coordinate and execute all containerboard trade agreements with other containerboard manufacturers. In addition to direct sales and marketing personnel, we utilize support personnel who are new product development engineers, product graphics and design specialists. These individuals are located at both the corrugated plants as well as the graphic design centers.

Distribution

        Our corrugated products are usually delivered by truck due to our large number of customers and their demand for timely service. Shipping costs represent a relatively high percentage of our total costs due to the high bulk of corrugated products. As a result, our converting operations typically service customers within a 150 mile radius.

        Containerboard produced in our mills is shipped by rail or truck. Rail shipments represent about 60% to 65% of the tons shipped and the remaining 35% to 40% by truck. Our individual mills do not own or maintain outside warehousing facilities. We use some third-party warehouses for short-term storage.

Customers

        PCA's corrugated products group sells to over 9,600 customers in over 17,700 locations. About two-thirds of our corrugated products customers are regional and local accounts, which are broadly diversified across industries and geographic locations. The remaining one-third of our customer base consists primarily of national accounts, or those customers with a national presence. These customers typically purchase corrugated products from several of our box plants throughout the United States.

Major Raw Materials Used

        Fiber supply.    Fiber is the single largest cost in the manufacture of containerboard. PCA consumes both wood fiber and recycled fiber in its containerboard mills. We have no 100% recycled mills, or those mills whose fiber consumption consists solely of recycled fiber. To reduce our fiber costs, we have invested in processes and equipment to ensure a high degree of fiber flexibility. Our mills have the capability to shift a portion of their fiber consumption between softwood, hardwood and recycled sources. All of our mills, other than our Valdosta mill, can utilize some recycled fiber in their containerboard production. Our ability to use various types of virgin wood and recycled fiber helps mitigate the impact of changes in the prices of various fibers. Our corrugated manufacturing operations generate recycled fiber as a by-product from the manufacturing process, which is shipped to our mills directly or through trade agreements. During 2007, our containerboard mills consumed approximately 606,000 tons of recycled fiber, or about 22% of the total fiber in our containerboard produced in 2007. Our corrugated converting operations generated approximately 205,000 tons of recycled fiber in 2007. As a result, PCA was a net recycled fiber buyer of 401,000 tons, or approximately 16% of the total fiber in our containerboard produced in 2007.

        Energy supply.    Energy at the mills is obtained through purchased electricity or through various fuels, which are converted to steam or electricity on-site. Fuel sources include coal, natural gas, oil, internally produced and purchased bark and by-products of the containerboard manufacturing and pulping process. These fuels are burned in boilers to produce steam. Steam turbine generators are used to produce electricity. To reduce our mill energy cost, we have invested in processes and equipment to ensure a high level of purchased fuel flexibility. In recent history, natural gas and fuel oil have exhibited higher costs per thermal unit and more price volatility than coal and bark. During 2007, 11.9 million MMBTU's (million British thermal units), or approximately 73% of our mills' purchased fuel needs, were from purchased bark and coal, historically our two lowest cost purchased fuels. For the same period, our mills consumed about 1.5 million MMBTU's of natural gas (9% of the mills' total purchased fuels) and 2.5 million MMBTU's of oil (15% of the mills' total purchased fuels). Our two kraft linerboard mills at Counce and Valdosta generate more than two-thirds of their fuel requirements from their own by-products.

        PCA's corrugated plants each have a boiler that produces steam which is used by the corrugator. The majority of these boilers burn natural gas, although some also have the ability to burn fuel oil. During 2007, PCA's corrugated products plants consumed approximately 2.1 million MMBTU's of natural gas.

        The following table shows PCA's purchased fuel consumption by fuel type for 2007:

	2007 Purchased MMBTU's
	1Q	2Q	3Q	4Q	Year	% of Mill Total	% of PCA Total
Containerboard Mills
Coal	2,056,312	2,031,030	1,905,478	2,127,504	8,120,324	50%	44%
Purchased Bark	1,041,758	783,418	952,845	985,001	3,763,022	23%	21%
Purchased Steam	113,554	105,971	114,614	109,987	444,126	3%	2%

Coal, Bark and Steam	3,211,624	2,920,419	2,972,937	3,222,492	12,327,472	76%	67%
Oil	986,828	665,583	428,993	378,422	2,459,826	15%	14%
Natural Gas	247,447	219,893	317,591	732,559	1,517,490	9%	8%

Total Mills Purchased Fuels	4,445,899	3,805,895	3,719,521	4,333,473	16,304,788	100%	89%
Corrugated Products
Natural Gas	642,855	464,857	435,673	537,744	2,081,129		11%

Total Company Purchased Fuels	5,088,754	4,270,752	4,155,194	4,871,217	18,385,917		100%

        Approximately 42% of the electricity consumed by our four mills is generated on-site. Our mills purchase approximately 9,290,000 CkWh (hundred kilowatt hours) annually, or the equivalent of 3.2 million MMBTU's. PCA's corrugated products plants purchase about 2,400,000 CkWh annually, or the equivalent of 0.8 million MMBTU's.

Competition

        According to industry sources, corrugated products are produced by about 645 U.S. companies operating approximately 1,355 plants. Most corrugated products are custom manufactured to the customer's specifications. Corrugated producers generally sell within a 150-mile radius of their plants and compete with other corrugated producers in their local market. In fact, the Fibre Box Association tracks industry data by 47 distinct market regions.

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

        Our principal competitors with respect to sales of our containerboard sold to external customers are a number of large, diversified paper companies, including International Paper Company, Koch Industries, Inc., Smurfit-Stone Container Corporation, Temple-Inland Inc. and Weyerhaeuser Company, as well as other regional manufacturers. Containerboard is generally considered a commodity-type product and can be purchased from numerous suppliers.

Employees

        As of December 31, 2007, we had approximately 8,350 employees. Approximately 2,400 of these employees were salaried and approximately 5,950 were hourly. Approximately 75% of our hourly employees are represented by unions. The majority of our unionized employees are represented primarily by the United Steel Workers (USW), the International Brotherhood of Teamsters (IBT), and the International Association of Machinists (IAM).

        Contracts for unionized employees at our containerboard mills expire between September 2008 and June 2012. Contracts for unionized corrugated plant employees expire between December 2007 and November 2012. We are currently in negotiations to renew or extend any union contracts that have recently expired or are expiring in the near future.

        During 2007, we experienced no work stoppages. In 2001, we experienced a one-month strike at our Filer City mill with the USW. The strike was settled, and the mill's current agreement expires in April 2009. Prior to this incident we, and our predecessors, had experienced no instances of significant work stoppages in the previous 15 years. We believe we have satisfactory relations with our employees.

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

  3.
  Clean Air Act (CAA)

  4.
  The Emergency Planning and Community Right-to-Know-Act (EPCRA)

  5.
  Toxic Substance Control Act (TSCA)

  6.
  Safe Drinking Water Act (SDWA)

        We believe that we are currently in material compliance with these and all applicable environmental rules and regulations. Because environmental regulations are constantly evolving, we have incurred, and will continue to incur, costs to maintain compliance with these and other environmental laws. For the year ended December 31, 2007, we spent approximately $19.4 million to comply with the requirements of these and other environmental laws. For the years ended December 31, 2006 and 2005, the costs of environmental compliance were approximately $17.5 million and $15.8 million, respectively. We work diligently to anticipate and budget for the impact of applicable environmental regulations, and do not currently expect that future environmental compliance obligations will materially affect our business or financial condition.

        In 1998, the United States Environmental Protection Agency (EPA) finalized a Clean Air and Water Act commonly referred to as the Cluster Rules. The Cluster Rules govern allowable discharges of air and water pollutants at all pulp and paper mill operations. As a result, PCA and its competitors were required to incur costs to ensure compliance with these rules. We completed all of our projects related to Cluster Rule requirements in 2006 and, as a result, do not anticipate any further capital expenditures related to ensuring compliance with the Cluster Rules. From 1997 through 2006, we spent approximately $39.2 million to ensure compliance with the Cluster Rule requirements. Total capital costs for environmental matters were $4.5 million for 2007. We currently estimate 2008 environmental capital expenditures will be $3.2 million.

        As is the case with any industrial operation, we have in the past incurred costs associated with the remediation of soil or groundwater contamination. From 1994 through 2007, remediation costs at our mills and converting plants totaled about $3.2 million. We do not believe that any ongoing remedial projects are material in nature. As of December 31, 2007, we maintained an environmental reserve of $7.4 million, which includes funds relating to on-site landfill and surface impoundments as well as ongoing and anticipated remedial projects. Of the $7.4 million reserve, $4.1 million relates to our landfill obligations, which are accounted for in accordance with SFAS No. 143, "Accounting for Asset Retirement Obligations." We believe these reserves are adequate.

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

        As of this filing, we believe that it is not reasonably possible that future environmental expenditures above the $7.4 million accrued as of December 31, 2007 will have a material impact on our financial condition and results of operations.

Available Information

        PCA's internet website address is www.packagingcorp.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 are available free of charge through our website as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission. PCA's website and the information contained or incorporated therein are not intended to be incorporated into this report.

Financial Information About Segments

        We operate as one segment and our revenues are generated primarily in one geographic segment. See "Segment Information" of Note 2—Summary of Significant Accounting Policies contained in the "Notes to Consolidated Financial Statements."

Item 1A.    RISK FACTORS

        Some of the statements in this report and in our 2007 Annual Report to Stockholders, and in particular, statements found in Management's Discussion and Analysis of Financial Condition and Results of Operations, that are not historical in nature are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are often identified by the words "will," "should," "anticipate," "believe," "expect," "intend," "estimate," "hope," or similar expressions. These statements reflect management's current views with respect to future events and are subject to risks and uncertainties. There are important factors that could cause actual results to differ materially from those in forward-looking statements, many of which are beyond our control. These factors, risks and uncertainties include, but are not limited to, the factors described below.

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

        PCA has supply agreements at market prices for wood fiber to be consumed at three of our four mills on about 370,000 acres of timberland. In addition to these supply agreements, PCA also secures wood fiber from various other sources at market prices.

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

        The increase in demand of products manufactured, in whole or in part, from recycled fiber, on a global basis, has caused an occasional tightening in the supply of recycled fiber. These periods of supply and demand imbalance have tended to create significant price volatility. During 2007, recycled fiber costs increased by 56%, or $40 per ton, compared to 2006, resulting in higher operating costs. Periods of above average recycled fiber costs and overall price volatility may continue, which could result in earnings volatility.

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

        Material Disruption of Manufacturing—A material disruption at one of our manufacturing facilities could prevent us from meeting customer demand, reduce our sales and/or negatively impact our results of operation and financial condition.

        Our business depends on continuous operation of our facilities, particularly at our mills. Any of our manufacturing facilities, or any of our machines within an otherwise operational facility, could cease operations unexpectedly due to a number of events, including unscheduled maintenance outages; prolonged power failures; an equipment failure; explosion of a boiler; labor difficulties; natural catastrophes; terrorism; governmental regulations; and other operational problems. For example, we experienced an unplanned 2 1/2 day outage at our Counce linerboard mill in October 2007, resulting in 11,000 tons of lost production at a cost of approximately $7.4 million ($4.7 million net of tax). In December, we received $2.4 million ($1.5 million net of tax) in business interruption insurance proceeds. Any material disruption of a primary facility could lead to higher costs and reduced earnings and harm our ability to produce and sell products and service our customers.

        Environmental Matters—PCA may incur significant environmental liabilities with respect to both past and future operations.

        We are subject to, and must comply with, a variety of federal, state and local environmental laws, particularly those relating to air and water quality, waste disposal and the cleanup of contaminated soil and groundwater. Because environmental regulations are constantly evolving, we have incurred, and will continue to incur, costs to maintain compliance with those laws. Please see Item 1. "Business—Environmental Matters" for certain estimates of expenditures we expect to make for environmental compliance in the next few years. Although we have established reserves to provide for future environmental liability, these reserves may not be adequate.

Investment Risks

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

Item 1B.    UNRESOLVED STAFF COMMENTS

        None.

Item 2.    PROPERTIES

        The table below provides a summary of our containerboard mills, the principal products produced and each mill's annual practical maximum capacity based upon all of our paper machines' production capabilities:

Location	Function	Capacity (tons)
Counce, TN	Kraft linerboard mill	1,007,000
Valdosta, GA	Kraft linerboard mill	474,000
Tomahawk, WI	Semi-chemical medium mill	581,000	*
Filer City, MI	Semi-chemical medium mill	413,000

Total		2,475,000	*

    *
    In April, 2005, we shut down our number three paper machine at our Tomahawk mill after resuming operations on our number one paper machine at our Filer City mill. Shutting down the number three machine (out of 3 total) at Tomahawk reduces our total productive capacity by 65,000 tons at Tomahawk from 581,000 tons to 516,000 tons and reduces our total containerboard mill system capacity from 2,475,000 tons to 2,410,000 tons. This action was based on market conditions and productivity and could change if market conditions or productivity levels change going forward.

        We currently own our four containerboard mills and 44 of our corrugated manufacturing operations (37 corrugated plants and seven sheet plants). We also own one sawmill, an air-drying yard, one warehouse and miscellaneous other property, which includes sales offices and woodlands forest management offices. These sales offices and woodlands forest management offices generally have one to four employees and serve as administrative offices. PCA leases the space for three corrugated plants, 20 sheet plants, five regional design centers, a technical and development center, and numerous other distribution centers, warehouses and facilities. The equipment in these leased facilities is, in virtually all cases, owned by PCA, except for forklifts and other rolling stock which are generally leased.

        We lease the cutting rights to approximately 102,000 acres of timberland located near our Valdosta mill (84,000 acres) and our Counce mill (18,000 acres). These cutting rights agreements have average remaining terms of approximately 15 years.

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

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders in the fourth quarter of 2007.

Item 4.1    EXECUTIVE OFFICERS OF THE REGISTRANT

        Brief statements setting forth the age at February 20, 2008, the principal occupation, employment during the past five years, the year in which such person first became an officer of PCA, and other information concerning each of our executive officers appears below.

        Paul T. Stecko is 63 years old and has served as Chief Executive Officer of PCA since January 1999 and as Chairman of PCA since March 1999. From November 1998 to April 1999, Mr. Stecko served as President and Chief Operating Officer of Tenneco Inc. From January 1997 to November 1998, Mr. Stecko served as Chief Operating Officer of Tenneco. From December 1993 through January 1997, Mr. Stecko served as President and Chief Executive Officer of Tenneco Packaging Inc. Prior to joining Tenneco Packaging, Mr. Stecko spent 16 years with International Paper Company. Mr. Stecko is a member of the board of directors of Tenneco Inc., State Farm Mutual Insurance Company, Smurfit Kappa Group and American Forest and Paper Association.

        William J. Sweeney is 67 years old and has served as Executive Vice President—Corrugated Products of PCA since April 1999. From May 1997 to April 1999, Mr. Sweeney served as Executive Vice President—Paperboard Packaging of Tenneco Packaging Inc. From May 1990 to May 1997, Mr. Sweeney served as Senior Vice President and General Manager—Containerboard Products of Tenneco Packaging. From 1983 to May 1990, Mr. Sweeney served as General Manager and Vice President of Stone Container Corporation. From 1978 to 1983, Mr. Sweeney served as Sales Manager, Operations Manager and Division Vice President at Continental Group and from 1967 to 1978, as Sales Manager and General Manager of Boise Cascade Corporation.

        Mark W. Kowlzan is 52 years old and has served as Senior Vice President—Containerboard of PCA since March 2002 and as Vice President from April 1999 to March 2002. From 1998 to April 1999, Tenneco Packaging Inc. employed Mr. Kowlzan as Vice President and General Manager—Containerboard and from May 1996 to 1998, as Operations Manager and Mill Manager of the Counce mill. Prior to joining Tenneco Packaging, Mr. Kowlzan spent 15 years at International Paper Company, where he held a series of operational positions within its mill organization.

        Richard B. West is 55 years old and has served as Chief Financial Officer of PCA since March 1999 and as Senior Vice President since March 2002. From April 1999 to June 2007, Mr. West served as our Corporate Secretary. From April 1999 to March 2002, Mr. West served as Vice President and from March 1999 to June 1999, Mr. West also served as Treasurer of PCA. Mr. West served as Vice President of Finance—Paperboard Packaging of Tenneco Packaging Inc. from 1995 to April 1999. Prior to joining Tenneco Packaging, Mr. West spent 20 years with International Paper Company where he served as an Internal Auditor, Internal Audit Manager and Manufacturing Controller for the Printing Papers Group and Director/Business Process Redesign.

        Stephen T. Calhoun is 62 years old and has served as Vice President, Human Resources of PCA since November 2002. From July 1997 to October 2002, Mr. Calhoun served as Director, Human Resources of Corporate and Containerboard Division. From April 1989 to July 1997, Mr. Calhoun was employed principally by Tenneco Packaging Inc. where he held the positions of Area Employee Relations Manager and Human Resources Manager. Prior to joining Tenneco Packaging in 1989, Mr. Calhoun spent 15 years with American Can Company where he held several human resources and manufacturing positions.

        Thomas A. Hassfurther is 52 years old and has served as Senior Vice President, Sales and Marketing, Corrugated Products since February 2005 and as Vice President, Sales and Marketing from March 1998 to February 2005. Mr. Hassfurther served as Vice President and Area General Manager from January 1991 to February 1998 for Tenneco Packaging Inc. From 1977 to 1990, Mr. Hassfurther served as a Sales Representative, Sales Manager and General Manager within the Containerboard Products Group.

PART II

Item 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

        PCA's common stock is listed on the New York Stock Exchange under the symbol "PKG." The following table sets forth the high and low sale prices and dividends as reported by the New York Stock Exchange during the last two years.

	2007			2006
	Sales Price			Sales Price
Quarter Ended			Dividends Declared			Dividends Declared
	High	Low		High	Low
March 31	$25.83	$22.04	$0.25	$23.99	$22.16	$0.25
June 30	26.55	24.35	0.25	23.61	20.19	0.25
September 30	31.78	21.87	0.25	23.83	20.85	0.25
December 31	31.88	26.75	0.30	24.23	21.77	0.25

Stockholders

        As of February 19, 2008, there were 90 holders of record of our common stock.

Dividend Policy

        PCA expects to continue to pay regular cash dividends, although there is no assurance as to future dividend payments because they depend on future earnings, capital requirements and financial condition.

        On October 17, 2007, PCA announced its intent to increase the quarterly cash dividend on its common stock from $0.25 per share to $0.30 per share or $1.20 per share annually. The first quarterly dividend of $0.30 per share was paid on January 15, 2008.

Sales of Unregistered Securities

        No equity securities of PCA were sold by PCA during fiscal year 2007 which were not registered under the Securities Act of 1933.

Purchases of Equity Securities

Stock Repurchase Programs

        On May 16, 2001, PCA announced that its Board of Directors had authorized a $100 million common stock repurchase program, which it completed in the fourth quarter of 2007. Through December 31, 2007, the Company repurchased 5,607,671 shares of common stock for $100.0 million. All repurchased shares were retired prior to December 31, 2007.

        On October 17, 2007, PCA announced that its Board of Directors had authorized a $150 million common stock repurchase program that it intended to complete over the next 18 months. There is no expiration date for the common stock repurchase program. Through December 31, 2007, the Company repurchased 676,129 shares of common stock for $19.4 million. All repurchased shares were retired prior to December 31, 2007.

        The following table summarizes the Company's stock repurchases under both programs in the fourth quarter of 2007:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan or Program
October 1, 2007 to October 31, 2007	141,300	$30.13	141,300	$149,123,000
November 1, 2007 to November 30, 2007	546,900	28.85	546,900	133,344,000
December 1, 2007 to December 31, 2007	100,000	27.04	100,000	130,641,000

Total	788,200	$28.85	788,200	$130,641,000

Performance Graph

        The graph below compares the cumulative 5-year total return of holders of PCA's common stock with the cumulative total returns of: (i) Standard & Poor's 500 index; (ii) Standard & Poor's Midcap 400 index; and (iii) a customized peer group of four industry competitors that includes: International Paper Company, Smurfit-Stone Container Corp., Temple Inland, Inc. and Weyerhaeuser Company. The graph assumes that the value of the investment in the Company's common stock, in each index, and in the peer group (including reinvestment of dividends) was $100 on December 31, 2002 and tracks it through December 31, 2007. The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Copyright © 2007, Standard & Poor's, a division of The McGraw-Hill Companies, Inc. All rights reserved. www.researchdatagroup.com/S&P.htm

	Cumulative Total Return
	12/02	12/03	12/04	12/05	12/06	12/07
Packaging Corporation of America	100.00	120.69	133.49	136.01	137.01	182.02
S & P 500	100.00	128.68	142.69	149.70	173.34	182.87
S & P Midcap 400	100.00	135.62	157.97	177.81	196.16	211.81
Peer Group	100.00	129.53	134.52	125.11	130.36	131.39

Item 6.    SELECTED FINANCIAL DATA

        The following table sets forth the selected historical financial data of PCA. The information contained in the table should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the historical consolidated financial statements of PCA, including the notes thereto, contained elsewhere in this report.

	For the Year Ended December 31,
(In thousands, except per share data)	2007	2006	2005	2004	2003
Statement of Income Data:
Net sales	$2,316,006	$2,187,046	$1,993,658	$1,890,085	$1,735,534
Net income (loss)	170,066	125,032	52,604	68,730	(14,358)
Net income (loss) per common share:
—basic	1.63	1.21	0.49	0.65	(0.14)
—diluted	1.61	1.20	0.49	0.64	(0.14)
Weighted average common shares outstanding:
—basic	104,483	103,599	107,334	106,358	104,628
—diluted	105,459	104,485	108,098	107,570	104,628
Cash dividends declared per common share(1)	1.05	1.00	1.00	0.60	0.15
Balance Sheet Data:
Total assets	$2,035,857	$1,986,976	$1,973,298	$2,082,774	$1,985,126
Total long-term debt obligations(2)	677,248	686,917	695,203	694,892	697,961
Stockholders' equity	760,861	691,771	681,420	817,570	797,480

(1)
On October 13, 2003, PCA announced its intention to begin paying a quarterly cash dividend of $0.15 per share, or $0.60 per share annually, on its common stock. The first quarterly dividend of $0.15 per share was paid on January 15, 2004. On January 19, 2005, the Company announced an increase in its quarterly cash dividend to $0.25 per common share, or $1.00 per share annually, on its common stock. The first quarterly cash dividend of $0.25 per share was paid on April 15, 2005. On October 17, 2007, the Company announced another increase in its quarterly cash dividend to $0.30 per common share, or $1.20 per share annually, on its common stock. The first quarterly cash dividend of $0.30 per share was paid on January 15, 2008.

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

Overview

        PCA is the sixth largest producer of containerboard and corrugated products in the United States, based on production capacity. We operate four containerboard mills and 67 corrugated products manufacturing plants throughout the United States. Approximately 80% of the containerboard tons produced at our mills are consumed in our corrugated products manufacturing plants. The remaining 20% is sold to domestic customers or the export market. We produce a wide variety of corrugated products ranging from basic corrugated shipping containers to specialized packaging such as wax-coated boxes for the agriculture industry. We also have multi-color printing capabilities to make high-impact graphics boxes and displays that offer our customers more attractive packaging.

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

        The market for containerboard is generally subject to changes in the U.S. economy. Historically, supply and demand, as well as industry-wide inventory levels, have influenced prices of containerboard. In addition to U.S. shipments, approximately 10% of domestically-produced containerboard has been exported for use in other countries.

        Reported industry shipments of corrugated products decreased 1.4% during 2007 compared to 2006. During this same period, industry containerboard inventory levels remained at historically low levels, with inventory at the end of December 2007 at its second lowest level in the past 25 years, on a weeks-of-supply basis. Industry publications reported prices for linerboard and corrugating medium increased $40 per ton in August 2007, and with that increase, ended 2007 at $40 per ton higher than year end 2006.

        The cost to manufacture containerboard is dependent, in large part, on the costs of wood fiber, recycled fiber, purchased fuels, electricity, labor, and fringe benefits. While energy and other costs are significant in the manufacture of corrugated products, labor and fringe benefits make up the largest component of corrugated products' manufactured costs besides the cost of containerboard.

        PCA's average cost for purchased fuels was slightly lower in 2007 compared to 2006, while transportation and electricity costs increased from prior year levels. Recycled fiber costs were higher throughout 2007 than they were in 2006 and averaged about 56% above 2006 levels. Wood fiber costs increased in the fourth quarter of 2007 and specifically pine pulpwood costs ended the year about 8% higher than pine pulpwood costs in December 2006, while hardwood pulpwood costs were essentially unchanged compared to December 2006.

        For the year ended December 31, 2007, PCA achieved significantly higher earnings compared to the prior year. The improved earnings were primarily driven by increased product pricing for both containerboard and corrugated products, reflecting the full realization of previously announced price increases. Corrugated product sales volumes remained steady throughout the year as total volume was just 0.3% below our last year's all-time record volume. We also set a record for containerboard export shipments, which were 25.1% above 2006. Partially offsetting these positive factors were higher recycled fiber costs, higher labor and fringe benefits costs, including medical, pension and incentive compensation costs, and higher transportation costs.

        We expect our earnings in the first quarter 2008 to be lower than our earnings in the fourth quarter 2007 of $0.42 per diluted share, primarily due to planned mill maintenance outages at both of our linerboard mills in Counce, Tennessee and Valdosta, Georgia. We also typically incur higher energy and fiber costs in the first quarter due to colder weather and certain timing-related benefit costs are highest in the first quarter.

Results of Operations

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

        The historical results of operations of PCA for the years ended December 31, 2007 and 2006 are set forth below:

	For the Year Ended December 31,
(In millions)	2007	2006	Change
Net sales	$2,316.0	$2,187.0	$129.0

Income from operations	$293.5	$225.9	$67.6
Interest expense, net	(25.6)	(31.2)	5.6

Income before taxes	267.9	194.7	73.2
Provision for income taxes	(97.8)	(69.7)	(28.1)

Net income	$170.1	$125.0	$45.1

Net Sales

        Net sales increased by $129.0 million, or 5.9%, for the year ended December 31, 2007 from the year ended December 31, 2006. Net sales increased primarily due to increased sales prices of corrugated products and containerboard and higher sales volumes of containerboard to third parties compared to 2006.

        Total corrugated products volume sold decreased 0.3% to 31.2 billion square feet in 2007 compared to 31.3 billion square feet in 2006. On a comparable shipment-per-workday basis, corrugated products sales volume decreased 1.1% in 2007 from 2006. Shipments-per-workday is calculated by dividing our total corrugated products volume during the year by the number of workdays within the year. The larger percentage decrease on a shipment-per-workday basis was due to the fact that 2007 had two more workdays (251 days), those days not falling on a weekend or holiday, than 2006 (249 days). Containerboard sales volume to external domestic and export customers increased 12.3% to 541,000 tons for the year ended December 31, 2007 from 482,000 tons in 2006.

Income from Operations

        Income from operations increased by $67.6 million, or 29.9%, for the year ended December 31, 2007 compared to the year ended December 31, 2006. The increase in income from operations was primarily attributable to higher sales prices and volume ($120.1 million), partially offset by increased costs for recycled fiber ($16.8 million), wage increases for hourly and salaried personnel ($16.8 million), medical, pension, benefit and incentive costs ($6.3 million), transportation costs ($5.4 million), wood fiber costs ($3.1 million) and the impact of a fourth quarter 2007 unplanned outage at the Counce, Tennessee linerboard mill ($5.0 million, net of insurance recovery).

        Gross profit increased $81.1 million, or 18.3%, for the year ended December 31, 2007 from the year ended December 31, 2006. Gross profit as a percentage of net sales increased from 20.3% of net sales in 2006 to 22.7% of net sales in the current year primarily due to the increased sales prices described previously.

        Selling and administrative expenses increased $10.6 million, or 6.7%, for the year ended December 31, 2007 from the comparable period in 2006. The increase was primarily the result of increased salary and incentive compensation expense ($6.3 million) and related fringe benefit costs ($1.7 million), increased travel and entertainment expenses ($1.1 million) and higher warehousing costs due to customer requirements ($0.8 million).

        Corporate overhead for the year ended December 31, 2007, increased $4.4 million, or 8.7%, from the year ended December 31, 2006. The increase was primarily attributable to higher salary, incentive and related benefit expenses ($2.8 million) and increased information technology infrastructure costs ($1.2 million).

        Other expense, net, decreased $0.5 million, or 5.5% for the year ended December 31, 2007 compared to the year ended December 31, 2006. The decrease was primarily due to a $0.8 million gain on the sale of land in the third quarter and other individually insignificant items.

Interest Expense, Net and Income Taxes

        Interest expense, net of interest income, decreased by $5.6 million, or 18.0%, for the year ended December 31, 2007 compared to the year ended December 31, 2006, primarily as a result of increased income earned on PCA's cash equivalents due to higher cash balances.

        PCA's effective tax rate was 36.5% for the year ended December 31, 2007 and 35.8% for the year ended December 31, 2006. For both 2007 and 2006, tax rates were higher than the federal statutory rate of 35.0% due to state income taxes.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

        The historical results of operations of PCA for the years ended December 31, 2006 and 2005 are set forth below:

	For the Year Ended December 31,
(In millions)	2006	2005	Change
Net sales	$2,187.0	$1,993.7	$193.3

Income from operations	$225.9	$116.1	$109.8
Interest expense, net	(31.2)	(28.1)	(3.1)

Income before taxes	194.7	88.0	106.7
Provision for income taxes	(69.7)	(35.4)	(34.3)

Net income	$125.0	$52.6	$72.4

Net Sales

        Net sales increased by $193.3 million, or 9.7%, for the year ended December 31, 2006 from the year ended December 31, 2005. Net sales increased primarily due to increased sales prices and volumes of corrugated products and containerboard compared to 2005.

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

Income from Operations

        Income from operations increased by $109.8 million, or 94.6%, for the year ended December 31, 2006 compared to 2005. Included in income from operations for the year ended December 31, 2005 is income of $14.0 million, net of expenses, consisting of two dividends paid to PCA by Southern Timber Venture, LLC (STV).

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

        Corporate overhead for the year ended December 31, 2006, increased $3.1 million, or 6.5%, from the year ended December 31, 2005. The increase was primarily attributable to higher incentive compensation expense ($2.6 million) and other individually insignificant items.

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

        PCA's effective tax rate was 35.8% for the year ended December 31, 2006 and 40.2% for the year ended December 31, 2005. The lower tax rate in 2006 is primarily due to a larger domestic manufacturer's deduction and a reduction in the Texas state tax rate. For both years 2006 and 2005, tax rates were higher than the federal statutory rate of 35.0% due to state income taxes.

Liquidity and Capital Resources

	For the Year Ended December 31,
(In millions)	2007	2006	2005
Net cash provided by (used for):
Operating activities	$300.1	$246.6	$242.7
Investing activities	(113.2)	(93.9)	(161.5)
Financing activities	(120.6)	(103.5)	(181.9)

Net increase (decrease) in cash	$66.3	$49.2	$(100.7)

Operating Activities

        Net cash provided by operating activities increased $53.5 million, or 21.7% to $300.1 million for the year ended December 31, 2007 compared to the year ended December 31, 2006. The increase in net cash provided by operating activities was primarily the result of higher net income in 2007 as previously described and lower requirements for operating assets and liabilities of $3.5 million for the year ended December 31, 2007 compared to the same period in 2006. During 2007, PCA's cash taxes paid for both federal and state income taxes were $105.5 million, or 39.4% of income before taxes of $267.9 million, compared to PCA's effective tax rate of 36.5% in 2007. The Company expects the 2008 cash tax rate for both federal and state income tax payments to be in line with the effective tax rate of about 37%.

        Requirements for operating assets and liabilities were lower by $3.5 million for the year ended December 31, 2007 compared to the same period in 2006, primarily driven by favorable year over year changes in accounts receivable ($35.3 million) and accounts payable ($20.6 million), partially offset by unfavorable year over year changes in accrued liabilities ($32.6 million), inventories ($5.0 million) and higher 2007 pension contributions ($12.1 million).

        Net cash provided by operating activities increased $3.9 million, or 1.6% to $246.6 million for the year ended December 31, 2006 compared to the year ended December 31, 2005. The increase in net cash provided by operating activities was primarily the result of higher net income in 2006 as previously described, primarily offset by higher requirements for operating assets and liabilities of $39.5 million for the year ended December 31, 2006 compared to the same period in 2005, a lower deferred tax provision of $35.9 million due to the utilization of a federal net operating loss carry forward in 2005, and the required reclassification of excess tax benefits related to share-based compensation expense from operating activities to financing activities in accordance with the adoption of SFAS No. 123(R) on January 1, 2006. The excess tax benefits increased cash provided by operating activities by $5.4 million for the year ended December 31, 2005. During 2006, PCA's cash taxes paid for both federal and state income taxes were $65.1 million, or 33.4% of income before taxes of $194.7 million, compared to PCA's effective tax rate of 35.8% in 2006.

        The higher requirements for operating assets and liabilities were driven by unfavorable year over year changes in accounts receivable ($55.5 million) primarily due to increased sales prices of corrugated products and containerboard in the year ended December 31, 2006 compared to the same period in 2005 and accounts payable ($18.4 million), partially offset by favorable year over year changes in inventories ($6.6 million) and accrued liabilities ($26.6 million).

Investing Activities

        Net cash used for investing activities increased by $19.2 million, or 20.5%, to $113.2 million for the year ended December 31, 2007 compared to the year ended December 31, 2006. The increase was primarily related to higher additions to property, plant and equipment of $25.2 million and lower proceeds from disposals of property, plant and equipment of $1.7 million in 2007 compared to 2006, partially offset by the absence of any acquisitions in 2007, the cost of which totaled $4.3 million in 2006, lower additions to other long term assets of $2.4 million in 2007 and proceeds from the sale of a 2 1/2% interest in STV for $1 million during the fourth quarter of 2007.

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

        As of December 31, 2007, PCA had commitments for general purpose capital expenditures of $58.3 million. PCA believes cash flow from operations will be sufficient to fund these commitments.

Financing Activities

        Net cash used for financing activities totaled $120.7 million for the year ended December 31, 2007, an increase of $17.1 million, or 16.6%, from the comparable period in 2006. The increase was primarily attributable to $30.5 million in repurchases of PCA common stock in 2007, partially offset by additional proceeds from the issuance of common stock upon exercise of stock options of $12.6 million during 2007 compared to 2006.

        Net cash used for financing activities totaled $103.5 million for the year ended December 31, 2006, a decrease of $78.4 million, or 43.1%, from the comparable period in 2005. The decrease was primarily attributable to the repurchase of 4,500,000 shares of PCA common stock from PCA Holdings LLC for $93.1 million in December of 2005, partially offset by $8.9 million in additional long-term debt payments during 2006 compared to 2005, and $8.2 million in additional dividends paid on PCA's common stock during 2006 compared to 2005.

        At December 31, 2007, PCA holds an approximately 29% equity ownership interest in STV. In 2005, PCA received dividends from STV of $15.0 million. PCA did not receive any dividends in 2007 or 2006.

        On November 29, 2000, PCA established an on-balance sheet securitization program for its trade accounts receivable. To effectuate this program, PCA formed a wholly-owned limited purpose subsidiary, Packaging Credit Company, LLC, or PCC, which in turn formed a wholly-owned, bankruptcy-remote, special-purpose subsidiary, Packaging Receivables Company, LLC, or PRC, for the purpose of acquiring receivables from PCC. Both of these entities are included in the consolidated financial statements of PCA. Under this program, PCC purchases on an ongoing basis substantially all of the receivables of PCA and sells such receivables to PRC. PRC and lenders established a $150.0 million receivables-backed revolving credit facility through which PRC obtains funds to purchase receivables from PCC. The receivables purchased by PRC are and will be solely the property of PRC. In the event of a liquidation of PRC, the creditors of PRC would be entitled to satisfy their claims from PRC's assets prior to any distribution to PCC or PCA. Credit available under the receivables credit facility is on a borrowing-base formula. As a result, the full amount of the facility may not be available at all times. On October 5, 2007, PCA renewed the receivables credit facility for an additional one-year term, expiring on October 3, 2008. As of December 31, 2007, $109.0 million was outstanding and $41.0 million was available for additional borrowing under the receivables credit facility. The highest outstanding principal balance under the receivables credit facility during 2007 was $109.0 million.

        On July 7, 2003, PCA entered into an unsecured senior credit facility that provides for a $100.0 million revolving credit facility, including a $35.0 million subfacility for letters of credit, and a $50.0 million term loan. The senior credit facility expires in 2008. PCA's total borrowings under the senior credit facility as of December 31, 2007 consisted of $20.0 million of term loans. PCA intends to repay the term loans in full, and enter into a new revolving credit facility in 2008.

        On July 21, 2003, PCA closed its offering and private placement of $150.0 million of 4 3/8% five-year notes and $400.0 million of 5 3/4% ten-year notes. The five-year notes are due August 1, 2008, and the ten-year notes are due August 1, 2013. PCA intends to refinance the five-year notes in 2008.

Off-Balance Sheet Arrangements

        The Company does not have any off-balance sheet arrangements as of December 31, 2007 that would require disclosure under SEC FR-67, "Disclosure in Management's Discussion and Analysis About Off-Balance Sheet Arrangements and Aggregate Contractual Obligations."

Contractual Obligations

        The following table summarizes PCA's contractual obligations at December 31, 2007:

	Payments Due by Period
(In thousands)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Term loan	$20,000	$20,000	$—	$—	$—
Receivables credit facility	109,000	109,000	—	—	—
4 3/8% senior notes (due August 1, 2008)	150,000	150,000	—	—	—
5 3/4% senior notes (due August 1, 2013)	400,000	—	—	—	400,000
Other long-term debt	202	180	22	—	—

Total short-term and long-term debt	679,202	279,180	22	—	400,000
Operating leases	115,149	27,903	40,489	17,851	28,906
Pension contributions	25,490	25,490	—	—	—
Capital commitments	58,348	58,348	—	—	—
Purchase commitments	5,337	3,224	2,113	—	—
Letters of credit	19,373	19,373	—	—	—

Total	$902,899	$413,518	$42,624	$17,851	$428,906

        The above table excludes unamortized debt discount of $2.0 million at December 31, 2007 and interest payments on debt outstanding. As PCA will be refinancing the revolving credit facility and the 4 3/8% senior notes in 2008 and as the interest rates on 19% of PCA's debt are variable, PCA does not include projected interest payments in the above table. PCA currently does not have any projections for future pension contributions beyond 2008 due to the new funding requirements of the Pension Protection Act, which the Company is currently evaluating.

        The operating lease commitments, capital commitments, purchase commitments and letters of credit are not reflected on PCA's consolidated balance sheet as of December 31, 2007. See Notes 8 and 11 to the audited consolidated financial statements for additional information.

        As of December 31, 2007, the Company's expected payment for significant contractual obligations excludes $9.4 million of obligations for unrecognized tax benefits because the Company cannot make a reasonably reliable estimate of the period of cash settlement for such liability. See Note 13 to the audited consolidated financial statements for additional information.

        PCA's primary sources of liquidity are net cash provided by operating activities, borrowings under PCA's revolving credit facility, and additional borrowings under PCA's receivables credit facility. As of December 31, 2007, PCA had $121.6 million in unused borrowing capacity under its existing credit agreements due to the impact on this borrowing capacity of $19.4 million of outstanding letters of credit. Currently, PCA's primary uses of cash are for capital expenditures, debt service, declared common stock dividends and common stock repurchases, which it expects to be able to fund from these sources.

        The following table provides the outstanding balances and the weighted average interest rates as of December 31, 2007 for PCA's outstanding term loan, the revolving credit facility, the receivables credit facility and the five- and ten-year senior notes:

Borrowing Arrangement (in thousands)	Principal Balance at December 31, 2007	Weighted Average Interest Rate	Projected Annual Cash Interest Payments
Senior Credit Facility:
Term loan	$20,000	6.13%	$1,225
Revolving credit facility	—	N/A	N/A
Receivables Credit Facility	109,000	5.39	5,875
4 3/8% Senior Notes (due August 1, 2008)	150,000	4.38	6,570
5 3/4% Senior Notes (due August 1, 2013)	400,000	5.75	23,000

Total	$679,000	5.40%	$36,670

        The above table excludes unamortized debt discount of $2.0 million at December 31, 2007. It also excludes from the projected annual cash interest payments, the non-cash income from the annual amortization of the $27.0 million received in July 2003 from the settlement of the treasury locks related to the five- and ten- year notes. The amortization is being recognized over the terms of the five- and ten-year notes and is included in interest expense, net.

        The revolving credit facility is available to fund PCA's working capital requirements, capital expenditures and other general corporate purposes. The term loan must be repaid in July 2008. The revolving credit facility will terminate in July 2008. The receivables credit facility will terminate in October 2008.

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

        In addition, we must maintain minimum net worth, maximum leverage and minimum interest coverage ratios under the senior credit facility. A failure to comply with the restrictions contained in the senior credit facility could lead to an event of default, which could result in an acceleration of such indebtedness. Such an acceleration would also constitute an event of default under the notes indentures and the receivables credit facility.

        PCA currently expects to incur capital expenditures of $110.0 million to $120.0 million in 2008. These capital expenditures will be used primarily for maintenance capital, cost reduction, business growth and environmental compliance.

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

  •
  Clean Air Act (CAA)

  •
  The Emergency Planning and Community Right-to-Know-Act (EPCRA)

  •
  Toxic Substance Control Act (TSCA)

  •
  Safe Drinking Water Act (SDWA)

        We believe that we are currently in material compliance with these and all applicable environmental rules and regulations. Because environmental regulations are constantly evolving, we have incurred, and will continue to incur, costs to maintain compliance with these and other environmental laws. For the year ended December 31, 2007, we spent approximately $19.4 million to comply with the requirements of these and other environmental laws. For the years ended December 31, 2006 and 2005, the costs of environmental compliance were approximately $17.5 million and $15.8 million, respectively.

        In addition, the Cluster Rules govern allowable discharges of air and water pollutants at all pulp and paper mill operations, including those at the Counce, Filer City, Valdosta and Tomahawk mills. We have completed all of our projects to ensure compliance with the Cluster Rules and as of this filing, we believe that it is not reasonably possible that future expenditures related to Cluster Rule compliance will have a material impact on our financial condition and results of operations.

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

        Because liability for remediation costs under environmental laws is strict, meaning that liability is imposed without fault, joint and several, meaning that liability is imposed on each party without regard to contribution, and retroactive, we could receive notifications of cleanup liability in the future and this liability could be material. From 1994 through 2007, remediation costs at our mills and corrugated plants totaled approximately $3.2 million. As of December 31, 2007, we maintained an environmental reserve of $7.4 million relating to on-site landfills and surface impoundments as well as ongoing and anticipated remedial projects. Total capital costs for environmental matters were $4.5 million for 2007 and we currently estimate 2008 environmental capital expenditures will be $3.2 million. As of this filing, we believe that it is not reasonably possible that future environmental expenditures above the $7.4 million accrued as of December 31, 2007 will have a material impact on our financial condition, results of operations and cash flows.

Critical Accounting Policies

        Management's discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to the valuation of accounts receivable, inventories, intangible assets including goodwill, long-lived assets, pensions and other postretirement benefits, income taxes, contingencies and litigation and stock-based compensation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

        As of December 31, 2007, the balance in the allowance for doubtful accounts reserve was $2.9 million, compared to $3.8 million at December 31, 2006. Bad debt expense in 2007 was $0.1 million, compared to $3.2 million in 2006. The decrease of $3.1 million was primarily attributable to a $1.8 million decrease in expense related to customers who had filed for bankruptcy during 2006 and a decrease of $0.9 million in connection with specific customers that were reserved for at the 90% level of their accounts receivable balance as of December 31, 2007. For the year ended December 31, 2006, bad debt expense was $3.2 million compared to $2.7 million in 2005. The increase of $0.5 million was primarily attributable to an increase of $0.4 million recorded in connection with specific customers that were reserved for at the 90% level of their accounts receivable balance as of December 31, 2006.

Inventories

        We record our inventories at the lower of cost or market and include all costs directly associated with manufacturing products: materials, labor and manufacturing overhead. The estimated market value is based on assumptions for future demand and related pricing. If actual market conditions are less favorable than those projected by management, reductions in the carrying value of inventories may be required. Raw materials, work in process and finished goods valued using the last-in, first-out ("LIFO") cost method comprised 64% and 63% of inventories at current cost at December 31, 2007 and 2006, respectively. Supplies and materials inventories are valued using a moving average cost.

Pension and Postretirement Benefits

        The Company accounts for defined benefit pension plans and postretirement plans in accordance with SFAS No. 87, "Employers' Accounting for Pensions," SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions" and SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans—An Amendment of FASB Statements No. 87, 88, 106 and 132(R)."

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

Environmental Liabilities

        PCA accounts for its retirement obligations related to its landfills under SFAS No. 143, "Accounting for Asset Retirement Obligations," which requires legal obligations associated with the retirement of long-lived assets to be recognized at their fair value at the time that the obligations are incurred. Upon initial recognition of a liability, that cost is capitalized as part of the related long-lived asset and amortized to expense over the useful life of the asset.

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

Impairment of Goodwill and Long-Lived Assets

        Goodwill is tested for impairment annually in the fourth quarter or sooner if events or changes in circumstances indicate that the carrying amount may exceed fair value. Recoverability of goodwill is determined by comparing the fair value of the reporting unit with its carrying value, including goodwill. If the carrying amount of the reporting unit exceeds the fair value, the implied fair value of the reporting unit's goodwill is compared to the carrying amount of its goodwill to determine if a write-down to fair value is necessary.

        Long-lived assets other than goodwill are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of any long-lived asset may not be fully recoverable. In the event that facts and circumstances indicate that the carrying amount of any long-lived assets may be impaired, an evaluation of recoverability would be performed. If an evaluation were required, the estimated future undiscounted cash flows associated with the asset (or group of assets) would be compared to the asset's (or group of assets') carrying amount to determine if a write-down to fair value is required.

Stock-Based Compensation

        PCA has one stock-based employee compensation plan. Prior to January 1, 2006, we accounted for our stock option plan under the recognition and measurement provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations, as permitted by SFAS No. 123, "Accounting for Stock-Based Compensation." No stock-based compensation cost was recognized in the statements of income prior to January 1, 2006 as all stock options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. However, prior to the adoption of SFAS No. 123(R), stock-based compensation cost had been included in pro forma disclosures in the financial statement footnotes for periods prior to January 1, 2006.

        Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123(R), "Share-Based Payment," using the modified-prospective-transition method. Under that transition method, stock-based compensation cost recognized includes: (a) compensation cost for all share-based payments granted prior to, but not vested as of January 1, 2006, based on the grant date fair value, estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R).

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

  •
  PCA establishes accruals for uncertain tax contingencies when, despite the belief that PCA's tax return positions are fully supported, PCA believes that an uncertain tax position does not meet the recognition threshold of FASB Interpretation ("FIN") No. 48, "Accounting for Uncertainty in Income Taxes." The tax contingency accruals are adjusted in light of changing facts and circumstances, such as the progress of tax audits, the expiration of the statute of limitations for the relevant taxing authority to examine a tax return, case law and emerging legislation. While it is difficult to predict the final outcome or timing of resolution for any particular tax matter, PCA believes that the accruals reflect the likely outcome of known tax contingencies in accordance with FIN No. 48.

Item 7A.    QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        PCA is exposed to the impact of interest rate changes and changes in the market value of its financial instruments. PCA periodically enters into derivatives in order to minimize these risks, but not for trading purposes. As of December 31, 2007, PCA was not a party to any derivative instruments.

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

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The response to this item is included in a separate section of this report beginning on page F-1, which is incorporated by reference herein.

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

        None.

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

        Prior to filing this report, PCA completed an evaluation under the supervision and with the participation of PCA's management, including PCA's Chief Executive Officer and Chief Financial

Officer, of the effectiveness of the design and operation of PCA's disclosure controls and procedures as of December 31, 2007. The evaluation of PCA's disclosure controls and procedures included a review of the controls' objectives and design, PCA's implementation of the controls and the effect of the controls on the information generated for use in this report. Based on this evaluation, PCA's Chief Executive Officer and Chief Financial Officer concluded that PCA's disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2007.

        During the quarter ended December 31, 2007, there were no changes in internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, PCA's internal control over financial reporting.

Management's Report on Internal Control Over Financial Reporting

        PCA's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company's assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only with proper authorizations; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, PCA's internal control over financial reporting may not prevent or detect misstatements. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

        PCA's management, under the supervision of and with the participation of the Chief Executive Officer and Chief Financial Officer, assessed the Company's internal control over financial reporting as of December 31, 2007, based on criteria for effective control over financial reporting described in "Internal Control—Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, PCA's management concluded that its internal control over financial reporting was effective as of December 31, 2007, based on the specified criteria.

Item 9B.    OTHER INFORMATION

        None.

PART III

Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        Information regarding PCA's executive officers required by this Item 10 is set forth in Item 4.1 of Part I of this report.

        The following information required by this Item 10 will be included in our Proxy Statement and is incorporated by reference herein:

  •
  Information regarding PCA's directors included under the caption "Election of Directors"

  •
  Information regarding PCA's Audit Committee and financial experts included under the caption "Election of Directors—Audit Committee"

  •
  Information regarding PCA's code of ethics included under the caption "Election of Directors—Code of Ethics"

  •
  Information regarding PCA's stockholder nominating procedures included under the captions "Other Information—Recommendations for Board—Nominated Director Nominees" and "Other Information—Procedures for Nominating Directors or Bringing Business Before the 2009 Annual Meeting"

  •
  Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 included under the caption "Section 16(a) Beneficial Ownership Reporting Compliance"

Item 11.    EXECUTIVE COMPENSATION

        Information with respect to executive compensation required by this Item 11 will be included in PCA's Proxy Statement under the captions "Compensation Discussion and Analysis" and "Executive Officer and Director Compensation" (including all subcaptions and tables thereunder) and is incorporated herein by reference.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        Information with respect to security ownership of certain beneficial owners and management required by this Item 12 will be included in PCA's Proxy Statement under the caption "Ownership of Our Stock" and is incorporated herein by reference.

        Authorization of Securities under Equity Compensation Plans.    Securities authorized for issuance under equity compensation plans at December 31, 2007 are as follows:

Plan Category	Number of securities to be issued upon exercise of outstanding options and rights	Weighted-average exercise price of outstanding options and rights	Number of securities remaining available for future issuance under equity compensation plans(a)
Equity compensation plans approved by security holders	3,160,801	$20.40	730,301
Equity compensation plans not approved by security holders	—	—	—

Total	3,160,801	$20.40	730,301

(a)
Excludes securities reflected in the first column, "Number of securities to be issued upon exercise of outstanding options and rights."

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        Information with respect to certain relationships and related transactions and director independence required by this Item 13 will be included in PCA's Proxy Statement under the captions "Transactions with Related Persons" and "Election of Directors—Determination of Director Independence," respectively and is incorporated herein by reference.

Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        Information with respect to fees and services of the principal accountant required by this Item 14 will be included in PCA's Proxy Statement under the caption "Ratification of the Appointment of the Independent Registered Public Accounting Firm—Fees to the Independent Registered Public Accounting Firm" and is incorporated herein by reference.

PART IV

Item 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)
The following documents are filed as a part of this report:

(1)
The financial statements listed in the "Index to Financial Statements."

(2)
Financial Statement Schedule.

        The following consolidated financial statement schedule of PCA for the years ended December 31, 2007, 2006 and 2005 is included in this report.

Schedule II—Packaging Corporation of America—Valuation and Qualifying Accounts.

Description	Balance Beginning of Year	Charged to Expenses	Deductions		Balance End of Year
(dollars in thousands)
Year ended December 31, 2007:
Deducted from assets accounts:
Allowance for doubtful accounts	$3,827	$105	$(1,015	)(1)	$2,917
Reserve for customer deductions	2,636	24,732	(24,634	)(2)	2,734

Total	$6,463	$24,837	$(25,649)		$5,651

Year ended December 31, 2006:
Deducted from assets accounts:
Allowance for doubtful accounts	$3,287	$3,218	$(2,678	)(1)	$3,827
Reserve for customer deductions	2,117	24,891	(24,372	)(2)	2,636

Total	$5,404	$28,109	$(27,050)		$6,463

Year ended December 31, 2005:
Deducted from assets accounts:
Allowance for doubtful accounts	$2,420	$2,708	$(1,841	)(1)	$3,287
Reserve for customer deductions	2,219	21,118	(21,220	)(2)	2,117

Total	$4,639	$23,826	$(23,061)		$5,404

(1)
Consists primarily of uncollectable accounts written off, net of recoveries.

(2)
Consists primarily of discounts taken by customers during the year.

        All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions, are inapplicable or not material, or the information called for thereby is otherwise included in the financial statements or the accompanying notes to the financial statements and therefore, has been omitted.

(b)
Exhibits

Exhibit Number	Description
1.1	Not used.
2.1
Contribution Agreement, dated as of January 25, 1999, among Pactiv Corporation (formerly known as Tenneco Packaging Inc.) ("Pactiv"), PCA Holdings LLC ("PCA Holdings") and Packaging Corporation of America ("PCA"). (Incorporated herein by reference to the same numbered exhibit to PCA's Registration Statement on Form S-4, Registration No. 333-79511).
2.2
Letter Agreement Amending the Contribution Agreement, dated as of April 12, 1999, among Pactiv, PCA Holdings and PCA. (Incorporated herein by reference to the same numbered exhibit to PCA's Registration Statement on Form S-4, Registration No. 333-79511).
3.1	Restated Certificate of Incorporation of PCA. (Incorporated herein by reference to the same numbered exhibit to PCA's Registration Statement on Form S-4, Registration No. 333-79511).
3.2	Certificate of Amendment to Restated Certificate of Incorporation of PCA. (Incorporated herein by reference to Exhibit 3.2 to PCA's Registration Statement on Form S-4, Registration No. 333-109437.)
3.3	Amended and Restated By-laws of PCA.†
4.1	Not used.
4.2	Form of certificate representing shares of common stock. (Incorporated herein by reference to Exhibit 4.9 to PCA's Registration Statement on Form S-1, Registration No. 333-86963.)
4.3	Not used.
4.4
Indenture, dated as of July 21, 2003, between PCA and U.S. Bank National Association. (Incorporated herein by reference to Exhibit 4.2 to PCA's Quarterly Report on Form 10-Q for the period ended June 30, 2003, File No. 1-15399.)
4.5
First Supplemental Indenture, dated as of July 21, 2003, between PCA and U.S. Bank National Association. (Incorporated herein by reference to Exhibit 4.3 to PCA's Quarterly Report on Form 10-Q for the period ended June 30, 2003, File No. 1-15399.)
4.6	Form of Rule 144A Global Note. (Incorporated herein by reference to Exhibit 4.5 to PCA's Quarterly Report on Form 10-Q for the period ended June 30, 2003, File No. 1-15399.)
10.1
Five Year Credit Agreement, dated as of July 21, 2003, by and among PCA, the banks, financial institutions and other institutional lenders and the initial issuing banks party thereto, Citigroup Global Markets Inc., J.P. Morgan Securities Inc., Citicorp North America, Inc. and JPMorgan Chase Bank. (Incorporated herein by reference to Exhibit 10.2 to PCA's Quarterly Report on Form 10-Q for the period ended June 30, 2003, File No. 1-15399.)
10.2
Credit and Security Agreement, dated as of November 29, 2000, among Packaging Receivables Company, LLC ("PRC"), Packaging Credit Company, LLC ("PCC"), Blue Ridge Asset Funding Corporation ("Blue Ridge"), and Wachovia Bank, N.A. ("Wachovia"). (Incorporated herein by reference to Exhibit 10.23 to PCA's Annual Report on Form 10-K for the fiscal year ended December 31, 2001, File No. 1-15399.)
10.3
Receivables Sale Agreement, dated as of November 29, 2000, between PCC and PCA. (Incorporated herein by reference to Exhibit 10.24 to PCA's Annual Report on Form 10-K for the fiscal year ended December 31, 2001, File No. 1-15399.)

10.4
Purchase and Sale Agreement, dated as of November 29, 2000, between PCC and PRC. (Incorporated herein by reference to Exhibit 10.25 to PCA's Annual Report on Form 10-K for the fiscal year ended December 31, 2001. File No. 1-15399)
10.5
Amendment No. 1 to Credit and Security Agreement, dated as of April 12, 2001, among PRC, PCC, Blue Ridge and Wachovia. (Incorporated herein by reference to Exhibit 10.1 to PCA's Quarterly Report on Form 10-Q for the period ended September 30, 2003, File No. 1-15399.)
10.6
Second Amendment to Credit and Security Agreement, dated as of January 31, 2003, among PRC, PCC, Blue Ridge and Wachovia. (Incorporated herein by reference to Exhibit 10.2 to PCA's Quarterly Report on Form 10-Q for the period ended September 30, 2003, File No. 1-15399.)
10.7
Third Amendment to Credit and Security Agreement, dated as of September 30, 2003, among PRC, PCC, Blue Ridge and Wachovia. (Incorporated herein by reference to Exhibit 10.3 to PCA's Quarterly Report on Form 10-Q for the period ended September 30, 2003, File No. 1-15399)
10.8
Registration Rights Agreement, dated as of April 12, 1999, by and among Pactiv, PCA Holdings and PCA. (Incorporated herein by reference to the same numbered exhibit to PCA's Registration Statement on Form S-4, Registration No. 333-79511).
10.9
Holding Company Support Agreement, dated as of April 12, 1999, by and between PCA Holdings and PCA. (Incorporated herein by reference to the same numbered exhibit to PCA's Registration Statement on Form S-4, Registration No. 333-79511).
10.10
Fourth Amendment to Credit and Security Agreement, dated as of October 10, 2003, among PRC, PCC, Blue Ridge and Wachovia. (Incorporated herein by reference to Exhibit 10.4 to PCA's Quarterly Report on Form 10-Q for the period ended September 30, 2003, File No. 1-15399.)
10.11
Fifth Amendment to Credit and Security Agreement, dated as of October 8, 2004, among PRC, PCC, Blue Ridge and Wachovia. (Incorporated herein by reference to Exhibit 10.1 to PCA's Quarterly Report on Form 10-Q for the period ended September 30, 2004, File No. 1-15399.)
10.12
Amendment to Credit and Security Agreement, dated as of October 6, 2006, among PRC, PCC, Variable Funding Capital Company LLC and Wachovia. (Incorporated herein by reference to Exhibit 99.1 to PCA's Current Report on Form 8-K filed October 11, 2006, File No. 1-15399.)
10.13
Amendment to Credit and Security Agreement, dated as of October 5, 2007, among PRC, PCC, Variable Funding Capital Company LLC and Wachovia. (Incorporated herein by reference to Exhibit 10.1 to PCA's Current Report on Form 8-K filed October 9, 2007, File No. 1-15399.)
10.14	Not used.
10.15	Not used.
10.16
Letter Agreement Regarding Terms of Employment, dated as of January 25, 1999, between PCA and Paul T. Stecko. (Incorporated herein by reference to the same numbered exhibit to PCA's Registration Statement on Form S-4, Registration No. 333-79511).*

10.17
Letter Agreement Regarding Terms of Employment, dated as of May 19, 1999, between PCA and Paul T. Stecko. (Incorporated herein by reference to the same numbered exhibit to PCA's Registration Statement on Form S-4, Registration No. 333-79511).*
10.18	Not used.
10.19	Not used.
10.20	Not used.
10.21	Not used.
10.22	Not used.
10.23	Not used.
10.24
Packaging Corporation of America Thrift Plan for Hourly Employees and First Amendment of Packaging Corporation of America Thrift Plan for Hourly Employees, effective February 1, 2000. (Incorporated herein by reference to Exhibit 4.5 to PCA's Registration Statement on Form S-8, Registration No. 333-33176.)*
10.25
Packaging Corporation of America Retirement Savings Plan, effective February 1, 2000. (Incorporated herein by reference to Exhibit 4.6 to PCA's Registration Statement on Form S-8, Registration No. 333-33176.)*
10.26
Amended and Restated 1999 Long-Term Equity Incentive Plan, effective as of May 4, 2005. (Incorporated herein by reference to Appendix B to PCA's Definitive Proxy Statement on Schedule 14A, filed with the Commission on March 24, 2005.)*
10.27
Form of Stock Option Agreement for employees under the Amended and Restated 1999 Long-term Equity Incentive Plan. (Incorporated herein by reference to Exhibit 10.1 to PCA's Current Report on Form 8-K, dated March 14, 2006, File No. 1-15399.) *
10.28
Form of Stock Option Agreement for non-employee directors under the Amended and Restated 1999 Long-term Equity Incentive Plan. (Incorporated herein by reference to Exhibit 10.2 to PCA's Current Report on Form 8-K, dated March 14, 2006, File No. 1-15399.)*
10.29
Form of Restricted Stock Award Agreement for employees and non-employee directors under the Amended and Restated 1999 Long-term Equity Incentive Plan. (Incorporated herein by reference to Exhibit 10.3 to PCA's Current Report on Form 8-K, dated March 14, 2006, File No. 1-15399.)*
10.30
Amended and Restated 1999 Executive Incentive Compensation Plan, effective as of July 26, 2006. (Incorporated herein by reference to Exhibit 10.1 to PCA's Quarterly Report on From 10-Q for the period ended June 30, 2006, File No. 1-15399.)*
10.31
Packaging Corporation of America Supplemental Executive Retirement Plan, as Amended and Restated Effective as of January 1, 2005. (Incorporated herein by reference to Exhibit 10.31 to PCA's Annual Report on Form 10-K for the year ended December 31, 2006, File No. 1-15399.)*
10.32
Packaging Corporation of America Deferred Compensation Plan, effective as of January 1, 2005. (Incorporated herein by reference to Exhibit 10.32 to PCA's Annual Report on Form 10-K for the year ended December 31, 2006, File No. 1-15399.)*

10.33
Packaging Corporation of America Amended and Restated Executive Incentive Compensation Plan, effective as of February 28, 2007. (Incorporated herein by reference to Exhibit 10.33 to PCA's Annual Report on Form 10-K for the year ended December 31, 2006, File No. 1-15399.)*
21.1	Subsidiaries of the Registrant.†
23.1	Consent of Ernst & Young LLP.†
24.1	Powers of Attorney.†
31.1	Certification of Chief Executive Officer, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†
31.2	Certification of Chief Financial Officer, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

*
Management contract or compensatory plan or arrangement.

†
Filed herewith.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 20, 2008.

Packaging Corporation of America
By:	/s/ PAUL T. STECKO
	Name:	Paul T. Stecko
	Title:	Chairman and Chief Executive Officer
By:	/s/ RICHARD B. WEST
	Name:	Richard B. West
	Title:	Senior Vice President and Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 20, 2008.

Signature		Title

/s/ PAUL T. STECKO Paul T. Stecko		Chairman of the Board and Chief Executive Officer (Principal Executive Officer)
/s/ RICHARD B. WEST Richard B. West		Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
* Henry F. Frigon		Director
* Louis A. Holland		Director
* Samuel M. Mencoff		Director
* Roger B. Porter		Director
* Thomas S. Souleles		Director
* Rayford K. Williamson		Director

*By:	/s/ RICHARD B. WEST Richard B. West (Attorney-In-Fact)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON THE CONSOLIDATED FINANCIAL STATEMENTS

Packaging Corporation of America
Board of Directors and Stockholders

        We have audited the accompanying consolidated balance sheets of Packaging Corporation of America (the "Company") as of December 31, 2007 and 2006, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Packaging Corporation of America at December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        As discussed in Notes 2, 4 and 6 to the financial statements, the Company changed its method of accounting for uncertainty in income taxes and major maintenance activities effective January 1, 2007, changed its method of accounting for stock-based compensation effective January 1, 2006, and changed its method of accounting for pension and postretirement benefits effective December 31, 2006, respectively.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Packaging Corporation of America's internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 15, 2008 expressed an unqualified opinion thereon.

                      Ernst & Young LLP

Chicago, Illinois
February 15, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Packaging Corporation of America
Board of Directors and Stockholders

        We have audited Packaging Corporation of America's internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Packaging Corporation of America's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, Packaging Corporation of America maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Packaging Corporation of America as of December 31, 2007 and 2006, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2007, and our report dated February 15, 2008, expressed an unqualified opinion thereon.

                      Ernst & Young LLP

Chicago, Illinois
February 15, 2008

Packaging Corporation of America

Consolidated Balance Sheets

As of December 31, 2007 and 2006

	2007	2006
(In thousands, except share and per share amounts)
Assets
Current assets:
Cash and cash equivalents	$228,143	$161,837
Accounts receivable, net of allowance for doubtful accounts and customer deductions of $5,651 and $6,463 as of December 31, 2007 and 2006, respectively	275,921	263,159
Inventories	204,356	195,946
Prepaid expenses and other current assets	6,702	6,473
Deferred income taxes	17,915	19,303

Total current assets	733,037	646,718
Property, plant and equipment, net	1,215,298	1,252,291
Goodwill	37,163	37,200
Other intangible assets, net	13,753	14,711
Other long-term assets	36,606	36,056

Total assets	$2,035,857	$1,986,976

Liabilities and stockholders' equity
Current liabilities:
Short-term debt and current maturities of long-term debt	$278,747	$119,147
Accounts payable	132,197	119,397
Dividends payable	31,534	26,154
Accrued interest	12,828	12,870
Accrued federal and state income taxes	6,062	10,340
Accrued liabilities	101,209	100,430

Total current liabilities	562,577	388,338
Long-term liabilities:
Long-term debt	398,501	567,770
Deferred income taxes	240,707	260,968
Pension and postretirement benefit plans	48,284	65,914
Other long-term liabilities	24,927	12,215

Total long-term liabilities	712,419	906,867
Stockholders' equity:
Common stock (par value $.01 per share, 300,000,000 shares authorized, 105,018,679 and 104,611,181 shares issued as of December 31, 2007 and 2006, respectively)	1,050	1,046
Additional paid in capital	432,916	429,508
Retained earnings	334,060	269,296
Accumulated other comprehensive income (loss):
Unrealized gain on treasury lock, net	13,151	16,259
Unfunded employee benefit obligations, net	(20,313)	(24,335)
Cumulative foreign currency translation adjustments	(3)	(3)

Total accumulated other comprehensive income (loss)	(7,165)	(8,079)

Total stockholders' equity	760,861	691,771

Total liabilities and stockholders' equity	$2,035,857	$1,986,976

See notes to consolidated financial statements.

Packaging Corporation of America

Consolidated Statements of Income

	Year Ended December 31,
(In thousands, except per share amounts)	2007	2006	2005
Net sales	$2,316,006	$2,187,046	$1,993,658
Cost of sales	(1,791,035)	(1,743,169)	(1,686,847)

Gross profit	524,971	443,877	306,811
Selling and administrative expenses	(169,472)	(158,833)	(146,521)
Corporate overhead	(54,984)	(50,588)	(47,520)
Joint venture dividends, net of expenses	—	—	14,032
Gain on sale of investment	1,000	—	—
Other expense, net	(8,063)	(8,529)	(10,676)

Income from operations	293,452	225,927	116,126
Interest expense, net	(25,584)	(31,203)	(28,092)

Income before taxes	267,868	194,724	88,034
Provision for income taxes	(97,802)	(69,692)	(35,430)

Net income	170,066	$125,032	$52,604

Weighted average common shares outstanding
Basic	104,483	103,599	107,334
Diluted	105,459	104,485	108,098
Net income per common share
Basic	$1.63	$1.21	$0.49

Diluted	$1.61	$1.20	$0.49

Dividends declared per common share	$1.05	$1.00	$1.00

See notes to consolidated financial statements.

Packaging Corporation of America
Consolidated Statements of Changes in Stockholders' Equity
For the Period January 1, 2005 through December 31, 2007

				Unearned Compensation on Restricted Stock
	Common Stock					Accumulated Other Comprehensive Income (Loss)
			Additional Paid In Capital		Retained Earnings		Total Stockholders' Equity
(In thousands except share data)	Shares	Amount
Balance at Janauary 1, 2005	106,993,028	$1,070	$492,661	$(2,292)	$303,662	$22,469	$817,570
Net income	—	—	—	—	52,604	—	52,604
Amortization of treasury lock	—	—	—	—	—	(3,108)	(3,108)
Foreign currency translation adjustment	—	—	—	—	—	2	2

Total comprehensive income							49,498
Exercise of stock options	943,126	9	13,555	—	—	—	13,564
Common stock repurchases and retirements	(4,500,000)	(45)	(93,060)	—	—	—	(93,105)
Common stock dividends	—	—	—	—	(107,862)	—	(107,862)
Restricted stock grants and cancellations	250,130	3	5,465	(5,390)	—	—	78
Amortization of unearned compensation	—	—	—	1,677	—	—	1,677

Balance at December 31, 2005	103,686,284	1,037	418,621	(6,005)	248,404	19,363	681,420
Net income	—	—	—	—	125,032	—	125,032
Amortization of treasury lock	—	—	—	—	—	(3,108)	(3,108)
Foreign currency translation adjustment	—	—	—	—	—	1	1

Total comprehensive income							121,925
Reclassification of unearned compensation	—	—	(6,005)	6,005	—	—	—
Unfunded employee benefit obligations, net of tax of $15.7 million	—	—	—	—	—	(24,335)	(24,335)
Exercise of stock options	682,247	7	10,648	—	—	—	10,655
Common stock dividends	—	—	—	—	(104,140)	—	(104,140)
Restricted stock grants and cancellations	242,650	2	182	—	—	—	184
Share-based compensation expense	—	—	6,062	—	—	—	6,062

Balance at December 31, 2006	104,611,181	1,046	429,508	—	269,296	(8,079)	691,771
Net income	—	—	—	—	170,066	—	170,066
Amortization of treasury lock	—	—	—	—	—	(3,108)	(3,108)
Amortization of unfunded employee benefit obligations, net of tax of $1.2 million	—	—	—	—	—	1,820	1,820

Total comprehensive income							168,778
Adoption impact of FIN 48	—	—	—	—	5,103	—	5,103
Unfunded employee benefit obligations, net of tax of $1.4 million	—	—	—	—	—	2,202	2,202
Exercise of stock options	1,260,768	13	25,060	—	—	—	25,073
Common stock repurchases and retirements	(1,088,200)	(11)	(30,517)	—	—	—	(30,528)
Common stock dividends	—	—	—	—	(110,405)	—	(110,405)
Restricted stock grants and cancellations	234,930	2	447	—	—	—	449
Share-based compensation expense	—	—	8,418	—	—	—	8,418

Balance at December 31, 2007	105,018,679	$1,050	$432,916	$—	$334,060	$(7,165)	$760,861

See notes to consolidated financial statements.

Packaging Corporation of America

Consolidated Statements of Cash Flows

	Year Ended December 31,
(In thousands)	2007	2006	2005
Cash Flows from Operating Activities:
Net income	$170,066	$125,032	$52,604
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	148,091	154,832	159,096
Amortization of financing costs	687	687	687
Amortization of gain on treasury lock	(3,108)	(3,108)	(3,108)
Share-based compensation expense	8,418	6,062	1,677
Deferred income tax provision (benefit)	(11,024)	(20,142)	15,788
Loss on disposals of property, plant and equipment	4,130	4,090	7,227
Gain from joint venture dividends	—	—	(15,038)
Excess tax benefits from share-based awards	412	236	5,417
Changes in operating assets and liabilities (net of effects of acquisitions):
(Increase) decrease in assets—
Accounts receivable	(12,724)	(48,068)	7,476
Inventories	(8,494)	(3,526)	(10,149)
Prepaid expenses and other current assets	(292)	363	1,711
Increase (decrease) in liabilities—
Accounts payable	12,800	(7,777)	10,664
Accrued liabilities	691	33,289	6,708
Other, net	(9,504)	4,662	1,986

Net cash provided by operating activities	300,149	246,632	242,746

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(113,446)	(88,221)	(125,331)
Acquisitions of businesses	—	(4,314)	(48,671)
Additions to other long term assets	(1,859)	(4,262)	(2,728)
Proceeds from disposals of property, plant and equipment	1,118	2,842	214
Proceeds from sale of investment	1,000	—	—
Joint venture dividends	—	—	15,038

Net cash used for investing activities	(113,187)	(93,955)	(161,478)

Cash Flows from Financing Activities:
Payments on long-term debt	(10,149)	(9,096)	(169)
Common stock dividends paid	(105,048)	(105,052)	(96,867)
Repurchases of common stock	(30,528)	—	(93,105)
Proceeds from exercise of stock options	20,336	7,754	8,221
Excess tax benefits from share-based awards	4,733	2,885	—

Net cash used for financing activities	(120,656)	(103,509)	(181,920)

Net increase (decrease) in cash and cash equivalents	66,306	49,168	(100,652)
Cash and cash equivalents, beginning of year	161,837	112,669	213,321

Cash and cash equivalents, end of year	$228,143	$161,837	$112,669

See notes to consolidated financial statements.

Packaging Corporation of America

Notes to Consolidated Financial Statements

December 31, 2007

1. BASIS OF PRESENTATION AND NATURE OF BUSINESS

        Packaging Corporation of America ("PCA" or the "Company") was incorporated on January 25, 1999. On April 12, 1999, PCA acquired the containerboard and corrugated packaging products business of Pactiv Corporation ("Pactiv"), formerly known as Tenneco Packaging Inc., a wholly owned subsidiary of Tenneco Inc. PCA had no operations from the date of incorporation on January 25, 1999 to April 11, 1999.

        The Company is comprised of mills and corrugated manufacturing operations. The mill operations (the "Mills") consist of two kraft linerboard mills located in Counce, Tennessee, and Valdosta, Georgia, and two medium mills located in Filer City, Michigan, and Tomahawk, Wisconsin. The Company leases the cutting rights to approximately 102,000 acres of timberland as of December 31, 2007. The Mills transfer the majority of their containerboard produced to PCA's corrugated products plants.

        PCA's corrugated manufacturing operations consist of 67 plants, with 40 operating as combining operations, or corrugated plants, and 27 as sheet plants; a technical and development center; five graphic design centers; a rotogravure printing operation and a complement of packaging supplies and distribution centers. All plants are located in the continental United States. Corrugated plants combine linerboard and medium into sheets that are converted into corrugated shipping containers, point-of-sale graphics packaging, point-of-purchase displays and other specialized packaging. Sheet plants purchase sheets primarily from PCA corrugated products plants to use in the finished corrugated products converting process. The corrugated manufacturing operations sell to diverse customers primarily in North America.

        As of December 31, 2007, PCA had approximately 8,350 employees. Approximately 2,400 of these employees were salaried and approximately 5,950 were hourly. Approximately 75% of its hourly employees are represented by unions. The majority of its unionized employees are represented primarily by the United Steel Workers (USW), the International Brotherhood of Teamsters (IBT), and the International Association of Machinists (IAM).

        Contracts for unionized employees at PCA's containerboard mills expire between September 2008 and June 2012. Contracts for unionized corrugated plant employees expire between December 2007 and November 2012. The Company is currently in negotiations to renew or extend any union contracts that have recently expired or are expiring in the near future.

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

December 31, 2007

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash and Cash Equivalents

        Cash and cash equivalents include all cash balances and highly liquid investments with a maturity, when acquired, of three months or less. Cash equivalents are stated at cost, which approximates market.

Accounts Receivable

        The collectibility of PCA's accounts receivable is based upon a combination of factors. In circumstances where a specific customer is unable to meet its financial obligations to PCA (e.g., bankruptcy filings, substantial downgrading of credit sources), a specific reserve for bad debts is recorded against amounts due to reduce the net recorded receivable to the amount the Company reasonably believes will be collected. For all other customers, reserves for bad debts are recognized consisting of 0.3% for amounts less than 90 days past due their contractual terms and 30% for amounts more than 90 days past due their contractual terms based on historical collection experience. If collection experience deteriorates (i.e., higher than expected defaults or an unexpected material adverse change in a major customer's ability to meet its financial obligations to us), the estimate of the recoverability of amounts due could be reduced by a material amount.

        The customer deductions reserve represents the estimated amount required for customer returns, allowances and earned discounts. Based on the Company's experience, customer returns, allowances and earned discounts have averaged 1.0% of gross selling price. Accordingly, PCA reserves 1.0% of its open customer accounts receivable balance for these items.

        At December 31, 2007 and 2006, the allowance for doubtful accounts was $2.9 million and $3.8 million, respectively. Also offsetting the accounts receivable balance at December 31, 2007 and 2006, were reserves for customer deductions of $2.7 million and $2.6 million, respectively.

Inventories

        With the exception of inventories at PCA's Chicago corrugated products plant, which was acquired in 2004, raw materials, work in process and finished goods are valued using the last-in, first-out ("LIFO") cost method. Inventories at the Chicago plant are valued at the first-in, first-out ("FIFO") cost method. Supplies and materials are valued using a moving average cost. All inventories are stated at the lower of cost or market and include all costs directly associated with manufacturing products: materials, labor and manufacturing overhead. Inventories valued using the LIFO method comprised 64% and 63%, or $162.6 million and $151.0 million, of the total inventory before the LIFO reserve, of $255.1 million and $239.3 million as of December 31, 2007 and 2006, respectively.

Packaging Corporation of America

Notes to Consolidated Financial Statements (Continued)

December 31, 2007

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        The components of inventories are as follows:

	December 31,
(In thousands)	2007	2006
Raw materials	$89,576	$87,243
Work in process	6,709	5,021
Finished goods	71,983	63,633
Supplies and materials	86,818	83,431

Inventories at FIFO or average cost	255,086	239,328
Excess of FIFO or average cost over LIFO cost	(50,730)	(43,382)

Inventories, net	$204,356	$195,946

Property, Plant and Equipment

        Property, plant and equipment are recorded at cost, and consist of the following:

	December 31,
(In thousands)	2007	2006
Land and land improvements	$94,997	$92,212
Buildings	329,148	325,260
Machinery and equipment	2,500,286	2,451,233
Construction in progress	66,726	36,211
Other	28,980	33,339

Property, plant and equipment, at cost	3,020,137	2,938,255
Less accumulated depreciation	(1,804,839)	(1,685,964)

Property, plant and equipment, net	$1,215,298	$1,252,291

        The amount of interest capitalized related to construction in progress was $1.0 million, $0.5 million and $0.8 million for the years ended December 31, 2007, 2006 and 2005, respectively.

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

December 31, 2007

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        The amount of depreciation expense was $144.6 million, $150.0 million and $151.7 million for the years ended December 31, 2007, 2006 and 2005, respectively. Expenditures for repairs and maintenance are expensed as incurred.

Goodwill and Intangible Assets

        The Company has capitalized certain intangible assets, primarily customer lists and relationships, covenants not to compete, and goodwill, based on their estimated fair value at the date of acquisition. Amortization is provided for customer lists and relationships on a straight-line basis over periods ranging from six to 40 years. Covenants not to compete are amortized on a straight-line basis over the terms of the respective agreements. Goodwill, which amounted to $37.2 million as of both December 31, 2007 and 2006, respectively, is not being amortized but is subject to annual impairment tests in accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." The Company performs the impairment tests in the fourth quarter or sooner if events or changes in circumstances indicate that the carrying amount may exceed fair value. Recoverability of goodwill is determined by comparing the fair value of the reporting unit with its carrying value, including goodwill. If the carrying amount of the reporting unit exceeds the fair value, the implied fair value of the reporting unit's goodwill is compared to the carrying amount of its goodwill to determine if a write-down to fair value is necessary. The Company concluded that no impairment of goodwill existed at the time of the annual impairment tests in 2007, 2006 and 2005.

Other Long-Term Assets

        PCA has capitalized certain costs related to obtaining its financing. These costs are amortized to interest expense using the effective interest rate method over the terms of the senior credit facility and senior notes, which range from five to ten years. Unamortized deferred financing costs were $1.9 million and $2.6 million as of December 31, 2007 and 2006, respectively.

        PCA leases the cutting rights to approximately 102,000 acres of timberland and capitalizes the annual lease payments and reforestation costs associated with these leases. These costs are recorded as depletion when timber is harvested and used in PCA's business operations or sold to customers. Capitalized long-term lease costs were $21.5 million and $21.0 million as of December 31, 2007 and 2006, respectively. The amount of depletion expense was $1.5 million, $2.2 million and $3.3 million for the years ended December 31, 2007, 2006 and 2005, respectively.

        PCA capitalizes certain costs related to the purchase and development of software which is used in its business operations. The costs attributable to these software systems are amortized over their estimated useful lives based on various factors such as the effects of obsolescence, technology and other economic factors. Net capitalized software costs were $0.9 million and $1.1 million as of December 31, 2007 and 2006, respectively. Software amortization expense was $0.4 million, $1.1 million and $2.4 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Packaging Corporation of America

Notes to Consolidated Financial Statements (Continued)

December 31, 2007

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Impairment of Long-Lived Assets

        Long-lived assets other than goodwill are reviewed for impairment in accordance with provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." In the event that facts and circumstances indicate that the carrying amount of any long-lived assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset (or group of assets) would be compared to the asset's (or group of assets') carrying amount to determine if a write-down to fair value is required. The Company concluded that no impairment of long-lived assets, with the exception of the impairment due to plant closures included in Note 14, existed in 2007, 2006 and 2005.

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

        For postretirement health care plan accounting, the Company reviews external data and its own historical trends for health care costs to determine the health care cost trend rate assumption.

Asset Retirement Obligations

        The Company accounts for its retirement obligations related to its landfills under SFAS No. 143, "Accounting for Asset Retirement Obligations," which requires legal obligations associated with the retirement of long-lived assets to be recognized at their fair value at the time that the obligations are incurred. Upon initial recognition of a liability, that cost is capitalized as part of the related long-lived asset and amortized to expense over the useful life of the asset.

Income Taxes

        PCA utilizes the liability method of accounting for income taxes whereby it recognizes deferred tax assets and liabilities for the future tax consequences of temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets will be reduced by a valuation allowance if, based upon management's estimates, it is more likely than not, that a portion of the deferred tax assets will not be realized in a future period. The estimates utilized in the recognition of deferred tax assets are subject to revision in future periods based on new facts or circumstances.

Packaging Corporation of America

Notes to Consolidated Financial Statements (Continued)

December 31, 2007

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

Research and Development

        Research and development costs are expensed as incurred. The amount charged to expense was $7.6 million, $6.9 million, and $6.8 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Interest Expense, Net

        Interest expense, net includes interest income of $9.5 million, $4.8 million, and $5.2 million and amortization of the treasury lock proceeds received in July 2003 of $3.1 million each year in 2007, 2006, and 2005, respectively.

Industry Agreements

        PCA regularly trades containerboard with other manufacturers primarily to reduce shipping costs. Containerboard trade agreements are a long-standing industry practice. These agreements are entered into on an annual basis, in which both parties agree to ship an identical number of tons to each other within the agreement period. These agreements minimize transportation cost by allowing each party's containerboard mills to ship containerboard to the other party's closest corrugated products plant. PCA tracks each shipment to ensure that the other party's shipments to the Company match its shipments to them during the agreement period. Such transfers are possible because containerboard is a commodity product with no distinguishing product characteristics. These transactions are accounted for at carrying value, and sales are not recorded as the transactions do not represent the culmination of an earnings process. The transactions are recorded into inventory accounts, and no income is recorded until such inventory is converted to a finished product and sold to an end-use customer.

Segment Information

        PCA is engaged in one line of business: the integrated manufacture and sale of packaging materials, boxes and containers for industrial and consumer markets. No single customer accounts for more than 10% of total net sales.

Derivative Instruments and Hedging Activities

        The Company records its derivatives in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement requires the Company to recognize derivative instruments as either assets or liabilities in the balance sheet at fair value. It further provides criteria for derivative instruments to be designated as fair value, cash flow or foreign currency hedges and establishes respective accounting standards for reporting changes in the fair value of the derivative

Packaging Corporation of America

Notes to Consolidated Financial Statements (Continued)

December 31, 2007

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

instruments. The gains or losses resulting from adjusting the derivative instruments to fair value are recorded in net income or accumulated other comprehensive income (loss) ("OCI"), as appropriate.

        The Company has historically used derivative instruments to manage interest costs and the risk associated with changing interest rates. The Company's objectives for holding derivatives are to minimize the risks using the most effective methods to eliminate or reduce the impacts of these exposures. As of December 31, 2007, 2006 and 2005, the Company was not a party to any derivative instruments.

New Accounting Pronouncements

        In December 2007, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141(R), "Business Combinations." SFAS No. 141(R) significantly changes the accounting for and reporting of business combination transactions in consolidated financial statements. These significant changes include (1) recognition of 100% of the fair value of assets acquired, liabilities assumed and noncontrolling interests of acquired businesses, even if 100% of the business has not been acquired; (2) recognition of contingent consideration arrangements and preacquisition gain and loss contingencies at their acquisition-date fair values; (3) capitalization of research and development assets acquired at acquisition-date fair value; (4) recognition of acquisition-related transaction costs as expense when incurred; and (5) recognition of acquisition-related restructuring cost accruals only if the criteria in SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," are met as of the acquisition date. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008. Early adoption is not permitted. To the extent the Company makes an acquisition after December 31, 2008, SFAS No. 141(R) will impact the Company's accounting for such acquisition.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115." This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendments to SFAS No. 115, "Accounting for Certain Investments In Debt and Equity Securities," apply to all entities with available-for-sale and trading securtities. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided that an entity also elects to apply the provisions of SFAS No. 157, "Fair Value Measurements." Currently, the Company does not plan to adopt the fair value option for any of its financial instruments.

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

December 31, 2007

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

plan sponsor's fiscal year-end. This requirement is effective for fiscal years ending after December 15, 2008. On December 31, 2006, the Company adopted the recognition and disclosure provisions of SFAS No. 158. The Company is assessing the remaining provision of SFAS No. 158 to determine the impact that the adoption of those provisions may have on its results of operations.

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. This Statement is effective for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of this Statement on January 1, 2008 to have a material impact on its financial statements.

        In September 2006, the FASB issued FASB Staff Position ("FSP") No. AUG AIR-1, "Accounting for Planned Major Maintenance Activities." This FSP prohibits the use of the accrue-in-advance method of accounting for planned major maintenance activities in annual and interim financial reporting periods and is effective for fiscal years beginning after December 15, 2006. Prior to the adoption of this FSP, the Company determined its planned maintenance costs for the year and amortized these costs ratably throughout the year. On January 1, 2007, the Company began accounting for its planned major maintenance activities in accordance with FSP No. AUG AIR-1 using the deferral method. The implementation of FSP No. AUG AIR-1 will not have any impact on the Company's year end financial position or full year results of operations and cash flows as all maintenance costs incurred have been and continue to be expensed in the fiscal year in which the maintenance activity occurs. In accordance with FSP No. AUG AIR-1, the Company's financial position, results of operations and cash flows for each quarter of 2006 were adjusted to apply the FSP retrospectively. The following financial statement line items as of and for the three-month period ended December 31, 2006 were adjusted as follows:

Statement of Income Three Months Ended December 31, 2006	As Originally Reported	As Adjusted	Effect of Change
(In thousands, except per share amounts)
Cost of sales	$(429,581)	$(432,154)	$(2,573)
Gross profit	123,473	120,900	(2,573)
Income from operations	68,847	66,274	(2,573)
Income before taxes	61,749	59,176	(2,573)
Provision for income taxes	(21,697)	(20,776)	921
Net income	40,052	38,400	(1,652)
Net income per common share:
Basic	$0.39	$0.37	$(0.02)
Diluted	$0.38	$0.37	$(0.01)

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

Packaging Corporation of America

Notes to Consolidated Financial Statements (Continued)

December 31, 2007

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        As a result of the implementation of FIN No. 48, PCA recognized a $5.1 million decrease to reserves for uncertain tax positions and an increase to the beginning balance of retained earnings on the condensed consolidated balance sheet as of January 1, 2007. After adoption on January 1, 2007, the Company had $8.8 million total gross unrecognized tax benefits excluding interest. Of this total, $6.5 million (net of the federal benefit for state taxes) would impact the effective tax rate if recognized.

        PCA's continuing practice is to recognize interest and penalties related to uncertain tax positions in income tax expense. After adoption of FIN No. 48 on January 1, 2007, the Company had accrued interest of $1.0 million gross or $0.6 million net and no reserve for penalties.

3. EARNINGS PER SHARE

        The following table sets forth the computation of basic and diluted income per common share for the periods presented.

	Year Ended December 31,
(In thousands, except per share data)	2007	2006	2005
Numerator:
Net income	$170,066	$125,032	$52,604
Denominator:
Basic common shares outstanding	104,483	103,599	107,334
Effect of dilutive securities:
Stock options	640	709	684
Unvested restricted stock	336	177	80

Dilutive common shares outstanding	105,459	104,485	108,098

Basic income per common share	$1.63	$1.21	$0.49
Diluted income per common share	$1.61	$1.20	$0.49

4. STOCK-BASED COMPENSATION

        In October 1999, the Company adopted a long-term equity incentive plan, which provides for grants of stock options, stock appreciation rights, restricted stock and performance awards to directors, officers and employees of PCA, as well as others who engage in services for PCA. Option awards granted to directors, officers and employees have contractual lives of seven or ten years. Options granted to officers and employees vest ratably over a three- or four-year period, whereas options granted to directors vest immediately. The plan, which will terminate on October 19, 2009, provides for the issuance of up to 6,550,000 shares of common stock. As of December 31, 2007, options or restricted stock for 5,819,699 shares have been granted. Forfeitures are added back to the pool of shares of common stock available to be granted at a future date.

        Prior to January 1, 2006, the Company accounted for its equity incentive plan under the recognition and measurement provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations, as permitted by "SFAS" No. 123, "Accounting for Stock-Based Compensation." No stock option-based compensation cost was recognized in the statements of income prior to January 1, 2006 as all stock options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of

Packaging Corporation of America

Notes to Consolidated Financial Statements (Continued)

December 31, 2007

4. STOCK-BASED COMPENSATION (Continued)

grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), "Share-Based Payment," using the modified-prospective-transition method. Under that transition method, stock compensation cost recognized in 2007 and 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). Results for prior periods have not been restated.

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

        Stock-based compensation expense recognized in the statements of income for the year ended December 31, 2007, 2006 and 2005 was as follows:

	Year Ended December 31,
(In thousands)	2007	2006	2005
Stock options	$(2,451)	$(3,273)	$—
Restricted stock	(5,967)	(2,789)	(1,677)

Impact on income before income taxes	(8,418)	(6,062)	(1,677)
Income tax benefit	3,271	2,382	661

Impact on net income	$(5,147)	$(3,680)	$(1,016)

        The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to options granted under the Company's stock option plan for the year ended December 31, 2005:

(In thousands, except per share amounts)	Year Ended December 31, 2005
Net income, as reported	$52,604
Add: amortization of unearned compensation on restricted stock, net of tax	1,016
Less: stock-based compensation expense determined using fair value method, net of tax	(3,224)

Pro forma net income	$50,396

Earnings per common share, as reported:
Basic	$0.49
Diluted	$0.49
Pro forma earnings per common share:
Basic	$0.47
Diluted	$0.47

Packaging Corporation of America

Notes to Consolidated Financial Statements (Continued)

December 31, 2007

4. STOCK-BASED COMPENSATION (Continued)

        The above pro forma disclosure is provided for the year ended December 31, 2005 because employee stock options were not accounted for using the fair-value method during that period.

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

	Years Ended December 31,
	2007	2006	2005
Weighted-average fair value of options granted ($)	4.90	3.82	3.72
Assumptions:
Dividend yield (%)	3.80	4.77	4.70
Expected volatility (%)	22.75	25.49	27.15
Risk-free interest rate (%)	4.96	5.14	3.77
Expected life of employee options (years)	5.33	5.00	5.00

        A summary of the Company's stock option activity and related information follows:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
				(In thousands)
Outstanding at December 31, 2004	4,489,726	$14.59
Granted	334,590	21.34
Exercised	(943,126)	8.72
Forfeited	(38,081)	19.88

Outstanding at December 31, 2005	3,843,109	16.57
Granted	337,795	21.01
Exercised	(682,247)	11.35
Forfeited	(47,580)	21.91

Outstanding at December 31, 2006	3,451,077	17.96
Granted	221,267	25.82
Exercised	(1,260,768)	16.10
Forfeited	(15,480)	22.55

Outstanding at December 31, 2007	2,396,096	$19.62	5.0	$20,565

Outstanding-vested or expected to vest at December 31, 2007	2,371,491	$19.58	5.0	$20,448

Exercisable at December 31, 2007	1,720,179	$18.20	4.6	$17,193

Packaging Corporation of America

Notes to Consolidated Financial Statements (Continued)

December 31, 2007

4. STOCK-BASED COMPENSATION (Continued)

        The total intrinsic value of options exercised during the years ended December 31, 2007 and 2006 was $14,189,000 and $7,936,000, respectively. As of December 31, 2007, there was $2,016,000 of total unrecognized compensation costs related to non-vested stock option awards granted under the Company's equity incentive plan. That cost is expected to be recognized over a weighted-average period of 1.0 years.

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

	2007		2006		2005
(dollars in thousands)	Shares	Fair Market Value at Date of Grant	Shares	Fair Market Value at Date of Grant	Shares	Fair Market Value at Date of Grant
Restricted stock at January 1	610,380	$12,964	387,030	$8,256	145,000	$3,063
Granted	240,920	6,210	251,550	5,301	250,755	5,403
Vested	(80,605)	(1,549)	(19,300)	(405)	(8,100)	(197)
Cancellations	(5,990)	(135)	(8,900)	(188)	(625)	(13)

Restricted stock at December 31	764,705	$17,490	610,380	$12,964	387,030	$8,256

        As of December 31, 2007, there was $8,445,000 of total unrecognized compensation costs related to the restricted stock awards. The Company expects to recognize the cost of these stock awards over a weighted-average period of 2.5 years.

5. ACCRUED LIABILITIES

        The components of accrued liabilities are as follows:

	December 31,
(In thousands)	2007	2006
Bonuses and incentives	$34,282	$29,822
Medical insurance and workers' compensation	16,943	18,279
Vacation and holiday pay	15,213	14,742
Customer volume discounts and rebates	13,359	13,777
Franchise and property taxes	7,790	8,432
Payroll and payroll taxes	6,231	5,465
Other	7,391	9,913

Total	$101,209	$100,430

Packaging Corporation of America

Notes to Consolidated Financial Statements (Continued)

December 31, 2007

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

        PCA maintains a nonqualified unfunded supplemental executive retirement plan ("SERP"), which augments pension benefits for eligible executives (excluding the Company's CEO) earned under the PCA pension plan for salaried employees. Benefits are determined using the same formula as the PCA pension plan but in addition to counting career average base pay, the SERP also recognizes bonuses and any pay earned in excess of IRS qualified plan compensation limits. Benefits earned under the SERP are reduced by benefits paid from the PCA pension plan and any prior qualified pension and SERP benefits earned under the Pactiv plan.

        PCA also maintains a nonqualified unfunded executive retirement benefit for the Company's CEO which will provide a supplemental pension benefit calculated on the basis of the following formula: (annual salary + bonus) × (years of service) × (0.0167), where "years of service" equals years of service with PCA + five years. The benefit is payable in a lump sum, upon separation from service.

        PCA also provides certain medical benefits for retired salaried employees and certain medical and life insurance benefits for certain hourly employees. For salaried employees, the plan covers employees retiring from PCA on or after attaining age 58 who have had at least 10 years of full-time service with PCA after attaining age 48. For hourly employees, the postretirement medical coverage, where applicable, is available according to the eligibility provisions in effect at the employee's work location. Per the human resources agreement referred to above, Pactiv retained the liability relating to retiree medical and life benefits for PCA employees who had retired on or before April 12, 1999 or who were eligible to retire within two years of that date. On January 1, 2003, the Company adopted a new plan design for salaried employees incorporating annual dollar limits in determining the maximum amount of employer contributions made towards the total cost of postretirement medical coverage.

Packaging Corporation of America

Notes to Consolidated Financial Statements (Continued)

December 31, 2007

6. EMPLOYEE BENEFIT PLANS AND OTHER POSTRETIREMENT BENEFITS (Continued)

Adoption of SFAS No. 158

        On December 31, 2006, the Company adopted the recognition and disclosure provisions of SFAS No. 158. SFAS No. 158 required the Company to recognize the funded status (i.e., the difference between the fair value of plan assets and the projected benefit obligation) of its pension and postretirement plans in the December 31, 2006 balance sheet, with a corresponding adjustment to accumulated other comprehensive income, net of tax. The adjustment to accumulated other comprehensive income at adoption represents the net unrecognized actuarial losses and unrecognized prior service costs, all of which were previously netted against the plans' funded status in the Company's balance sheet pursuant to the provisions of SFAS No. 87. These amounts will be subsequently recognized as net periodic pension cost pursuant to the Company's historical accounting policy for amortizing such amounts. Further, actuarial gains and losses that arise in subsequent periods and are not recognized as net periodic pension cost in the same periods will be recognized as a component of other comprehensive income. These amounts will be subsequently recognized as a component of net periodic pension cost on the same basis as the amounts recognized in accumulated other comprehensive income at the adoption of SFAS No. 158.

        Included in accumulated other comprehensive income at December 31, 2007 and 2006 are the following amounts that have not yet been recognized in net periodic pension cost: unrecognized prior service costs of $31.5 million ($19.1 million net of tax) and $31.5 million ($19.1 million net of tax), respectively, and unrecognized actuarial losses of $1.9 million ($1.2 net of tax) and $8.6 million ($5.2 million net of tax), respectively. The pre-tax amounts of prior service cost and actuarial loss included in accumulated other comprehensive income and recognized in net periodic pension cost for the year ended December 31, 2007 were $2.7 million ($1.6 million net of tax) and $0.3 million ($0.2 million net of tax), respectively. For the year ended December 31, 2008, the Company expects to recognize in net periodic pension cost $2.9 million ($1.7 million net of tax) of prior service cost and $0.4 million ($0.2 million net of tax) of actuarial loss included in accumulated other comprehensive income at December 31, 2007.

Packaging Corporation of America

Notes to Consolidated Financial Statements (Continued)

December 31, 2007

6. EMPLOYEE BENEFIT PLANS AND OTHER POSTRETIREMENT BENEFITS (Continued)

        The following tables summarize activity of the Company's pension plans (including the SERP and the supplemental executive retirement benefit for the Company's CEO) and postretirement benefit plans.

	Pension Plans			Postretirement Plans
(In thousands)	2007	2006	2005	2007	2006	2005
Change in Benefit Obligation
Benefit obligation at beginning of period	$108,965	$81,495	$45,017	$11,288	$10,729	$9,804
Service cost	17,973	18,291	15,275	1,003	945	889
Interest cost	6,251	4,472	2,693	654	586	585
Plan amendments	2,686	8,834	7,732	(2)	(9)	62
Actuarial loss (gain)	(5,273)	(3,762)	10,998	1,120	(524)	(322)
Participant contributions	—	—	—	376	282	234
Benefits paid	(689)	(365)	(220)	(1,097)	(721)	(523)

Benefit obligation at September 30	$129,913	$108,965	$81,495	$13,342	$11,288	$10,729

Accumulated benefit obligation portion of above	$102,470	$78,569	$55,092

Change in Fair Value of Plan Assets
Plan assets at fair value at beginning of period	$47,591	$24,604	$7,894	$—	$—	$—
Actual return on plan assets	6,919	2,698	1,146	—	—	—
Company contributions	33,500	20,654	15,784	721	439	289
Participant contributions	—	—	—	376	282	234
Benefits paid	(689)	(365)	(220)	(1,097)	(721)	(523)

Fair value of plan assets at September 30	$87,321	$47,591	$24,604	$—	$—	$—

Packaging Corporation of America

Notes to Consolidated Financial Statements (Continued)

December 31, 2007

6. EMPLOYEE BENEFIT PLANS AND OTHER POSTRETIREMENT BENEFITS (Continued)

	Pension Plans		Postretirement Plans
(in thousands)	December 31, 2007	December 31, 2006	December 31, 2007	December 31, 2006
Development of Net Amount Recognized
Benefit obligation in excess of plan assets at September 30	$(42,592)	$(61,374)	$(13,342)	$(11,288)
Fourth quarter contributions.	5,306	4,552	150	192

Benefit obligation in excess of plan assets at December 31	$(37,286)	$(56,822)	$(13,192)	$(11,096)

Amounts Recognized in Statement of Financial Position
Current liabilities	$(1,561)	$(1,553)	$(633)	$(451)
Noncurrent liabilities	(35,725)	(55,269)	(12,559)	(10,645)

Accrued benefit recognized at December 31	$(37,286)	$(56,822)	$(13,192)	$(11,096)

Amounts Recognized in Accumulated Other Comprehensive Income, Net of Tax
Prior service cost (credit)	$21,109	$21,387	$(1,969)	$(2,254)
Actuarial (gain) loss	(1,483)	3,084	2,656	2,118

Total	$19,626	$24,471	$687	$(136)

	Pension Plans			Postretirement Plans
	2007	2006	2005	2007	2006	2005
Weighted-Average Assumptions Used to Determine Benefit Obligations at December 31
Discount rate	6.00%	5.75%	5.50%	6.00%	5.75%	5.50%
Rate of compensation increase	3.00-4.00%	3.00-4.00%	3.00-4.00%	N/A	N/A	N/A
Weighted-Average Assumptions Used to Determine Net Periodic Benefit Cost for the Years Ended December 31
Discount rate	5.75%	5.50%	6.00%	5.75%	5.50%	6.00%
Expected return on plan assets	8.25%	8.25%	8.25%	N/A	N/A	N/A
Rate of compensation increase	3.00-4.00%	3.00-4.00%	3.00-4.00%	N/A	N/A	N/A

        No pay-related benefits are provided under the hourly pension plan. PCA uses a September 30 measurement date for all of its benefit plans. In accordance with SFAS No. 158, in 2008, the Company will adopt the provision that requires plan assets and benefit obligations to be measured as of the plan's sponsor's year end.

Packaging Corporation of America

Notes to Consolidated Financial Statements (Continued)

December 31, 2007

6. EMPLOYEE BENEFIT PLANS AND OTHER POSTRETIREMENT BENEFITS (Continued)

        During the year ended December 31, 2007, PCA recorded pension expense of $22.7 million and made pension contributions of $34.2 million. In 2008, PCA currently expects to incur pension expense of $20.5 million and make pension contributions of $25.5 million.

	Pension Plans			Postretirement Plans
(In thousands)	2007	2006	2005	2007	2006	2005
Components of Net Periodic Benefit Cost
Service cost for benefits earned during the year	$17,973	$18,291	$15,275	$1,003	$945	$889
Interest cost on accumulated benefit obligation	6,251	4,472	2,693	654	586	585
Expected return on plan assets	(4,761)	(2,768)	(1,030)	—	—	—
Net amortization of unrecognized amounts	3,233	2,800	2,186	(236)	(208)	(175)

Net periodic benefit cost	$22,696	$22,795	$19,124	$1,421	$1,323	$1,299

        The Company makes pension plan contributions that are sufficient to fund its actuarially determined costs, generally equal to the minimum amounts required by the Employee Retirement Income Security Act (ERISA). However, from time to time, the Company may make discretionary contributions in excess of the required minimum amounts. Pension plans' assets were invested in the following classes of securities at September 30, 2007 and 2006:

	Percentage of Fair Value
	2007	2006
Equity securities	35%	62%
Debt securities	64%	38%
Other	1%	0%

        In 2007, PCA retained the services of a professional advisor to oversee our pension investments and provide recommendations regarding investment strategy. The percentage of fair value at September 30, 2007, reflects the apportionment of pension investments based on the investment strategy in place at that time. PCA's overall strategy and related apportionments between equity and debt securities may change from time to time based on market conditions, external economic factors and the funding status of the plans.

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

December 31, 2007

6. EMPLOYEE BENEFIT PLANS AND OTHER POSTRETIREMENT BENEFITS (Continued)

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

        As of September 30, 2007, the Company assumed health care cost trend rates for its postretirement benefit plans were 7.50% for 2008, 7.00% for 2009, 6.50% for 2010, 6.00% for 2011, 5.50% for 2012 and 5.00% for 2013 and thereafter. As of September 30, 2006, the Company assumed health care cost trend rates were 9.00% for 2007, 8.00% for 2008, 7.00% for 2009, 6.00% for 2010 and 5.00% for 2011 and thereafter. As of September 30, 2005, the Company assumed health care cost trend rates for its postretirement benefit plans were 8.00% in 2006, 7.00% in 2007, 6.00% in 2008, and 5.00% in 2009 and thereafter.

        Increasing the assumed health care cost trend rate by one percentage point would increase the 2007 postretirement benefit obligation by approximately $1.3 million and would increase the 2007 net postretirement benefit cost by approximately $0.2 million. Decreasing the assumed health care cost trend rate by one percentage point would decrease the 2007 postretirement benefit obligation by approximately $1.1 million and would decrease the 2007 net postretirement benefit cost by approximately $0.2 million.

        The following are estimated benefit payments to be paid to current plan participants by year:

(In thousands)	Pension Plans	Postretirement Plans
2008	$1,561	$633
2009	9,734	699
2010	3,423	830
2011	4,296	1,008
2012	5,376	1,061
2013 - 2017	46,093	7,175

        On February 1, 2000, the Company adopted two defined contribution benefit plans that cover all full-time salaried employees and certain hourly employees at several of the Company's facilities. Employees can make voluntary contributions in accordance with the provisions of their respective plan. The Company made employer contributions of $9.0 million, $8.5 million and $7.9 million during the years ended December 31, 2007, 2006 and 2005, respectively.

Packaging Corporation of America

Notes to Consolidated Financial Statements (Continued)

December 31, 2007

7. GOODWILL AND OTHER INTANGIBLE ASSETS

  Goodwill

        Changes in the carrying amount of goodwill for the periods ended December 31, 2007 and 2006 are as follows:

(In thousands)
Balance as of January 1, 2006	$34,187
Acquisition	2,947
Other	66

Balance as of December 31, 2006	37,200
Other	(37)

Balance at December 31, 2007	$37,163

        For additional information regarding the acquisitions, see Note 16.

  Other Intangible Assets

        The components of other intangible assets are as follows:

		As of December 31, 2007		As of December 31, 2006
	Weighted Average Remaining Life
(In thousands)		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer lists and relations	31.3 years	$17,441	$4,022	$17,441	$3,205
Covenants not to compete	1.2 years	2,292	1,958	2,142	1,667

Total other intangible assets		$19,733	$5,980	$19,583	$4,872

        The amount of amortization expense was $1.1 million, $1.1 million, and $1.0 million for the years ended December 31, 2007, 2006 and 2005, respectively. Estimated amortization of intangible assets over the next five years is expected to approximate $1.1 million (2008), $0.9 million (2009), $0.8 million (2010), $0.6 million (2011) and $0.5 million (2012).

Packaging Corporation of America

Notes to Consolidated Financial Statements (Continued)

December 31, 2007

8. DEBT

        A summary of debt is set forth in the following table:

	December 31,
(In thousands)	2007	2006
Senior credit facility—
Term loan, effective interest rate of 6.13% and 6.63% as of December 31, 2007 and 2006, respectively, due in varying annual installments through 2008	$20,000	$30,000
Receivables credit facility, effective interest rate of 5.39% and 5.65% as of December 31, 2007 and 2006, respectively, due October 3, 2008	109,000	109,000
Senior notes, net of discount of $68 and $205 as of December 31, 2007 and 2006, respectively, interest at 4.38% payable semi-annually, due August 1, 2008	149,932	149,795
Senior notes, net of discount of $1,886 and $2,228 as of December 31, 2007 and 2006, respectively, interest at 5.75% payable semi-annually, due August 1, 2013	398,114	397,772
Other	202	350

Total	677,248	686,917
Less current portion	278,747	119,147

Total long-term debt	$398,501	$567,770

        On July 7, 2003, PCA entered into an unsecured senior credit facility that provides for a $100.0 million revolving credit facility, including a $35.0 million subfacility for letters of credit, and a $50.0 million term loan. The senior credit facility expires in 2008. PCA intends to repay the term loan in full, and enter into a new revolving credit agreement in 2008.

        On July 21, 2003, PCA closed its offering and private placement of $150.0 million of 4 3/8% five-year senior notes and $400.0 million of 5 3/4% ten-year senior notes. The five-year notes are due August 1, 2008, and the ten-year notes are due August 1, 2013. PCA intends to refinance the five-year notes in 2008.

        The instruments governing PCA's indebtedness contain covenants that limit the ability of PCA and its subsidiaries to enter into sale and leaseback transactions, incur liens, enter into certain transactions with affiliates, merge or consolidate with any other person or sell or otherwise dispose of all or substantially all of the assets of the Company. The senior credit facility also requires PCA to comply with certain financial covenants, including meeting a minimum interest coverage ratio, a maximum leverage ratio, and minimum net worth levels. A failure to comply with these restrictions could lead to an event of default, which could result in an acceleration of such indebtedness. At December 31, 2007, the Company was in compliance with these covenants.

Packaging Corporation of America

Notes to Consolidated Financial Statements (Continued)

December 31, 2007

8. DEBT (Continued)

        Additional information regarding PCA's variable rate debt is shown below:

	Weighted-Average Reference Interest Rate		Applicable Margin
	December 31,		December 31,
	2007	2006	2007	2006
LIBOR based debt:
Term loan	4.88%	5.38%	1.25%	1.25%
Commercial paper based debt:
Receivables credit facility	5.11%	5.35%	0.28%	0.30%

        As of December 31, 2007, annual principal maturities for debt, excluding unamortized debt discount, are: $279.2 million in 2008 and $400.0 million in 2013.

        Interest payments in connection with the Company's debt obligations for the years ended December 31, 2007, 2006 and 2005, amounted to $38.0 million, $38.2 million, and $35.8 million, respectively.

        On November 29, 2000, the Company established an on-balance sheet securitization program for its trade accounts receivable. To effectuate this program, the Company formed a wholly owned limited purpose subsidiary, Packaging Credit Company, LLC ("PCC"), which in turn formed a wholly owned, bankruptcy-remote, special-purpose subsidiary, Packaging Receivables Company, LLC ("PRC"), for the purpose of acquiring receivables from PCC. Both of these entities are included in the consolidated financial statements of the Company. Under this program, PCC purchases on an ongoing basis substantially all of the receivables of the Company and sells such receivables to PRC. PRC and lenders established a $150.0 million receivables-backed revolving credit facility ("Receivables Credit Facility") through which PRC obtains funds to purchase receivables from PCC. The receivables purchased by PRC are and will be solely the property of PRC. In the event of liquidation of PRC, the creditors of PRC would be entitled to satisfy their claims from PRC's assets prior to any distribution to PCC or the Company. Credit available under the receivables credit facility is on a borrowing-base formula. As a result, the full amount of the facility may not be available at all times. At December 31, 2007, $109.0 million was outstanding and $41.0 million was available for additional borrowing under the receivables credit facility. The highest outstanding principal balance under the receivables credit facility during 2007 was $109.0 million. On October 5, 2007, PCA renewed the receivables credit facility for an additional one-year term, expiring on October 3, 2008. The Company expects to renew this credit facility in 2008.

        A summary of the Company's drawings under credit facilities, including the impact of $19.4 million of outstanding letters of credit, as of December 31, 2007 follows:

(In thousands)	Commitments	Utilized	Available
Receivables credit facility	$150,000	$109,000	$41,000
Senior credit facility	100,000	19,373	80,627

	$250,000	$128,373	$121,627

Packaging Corporation of America

Notes to Consolidated Financial Statements (Continued)

December 31, 2007

8. DEBT (Continued)

        PCA is required to pay commitment fees on the unused portions of the credit facilities. The Company's outstanding letters of credit of $19.4 million at December 31, 2007 are for workers' compensation.

9. FINANCIAL INSTRUMENTS

        The carrying and estimated fair values of PCA's financial instruments at December 31, 2007 and 2006 were as follows:

	2007		2006
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$228,143	$228,143	$161,837	$161,837
Accounts receivable, net	275,921	275,921	263,159	263,159
Accounts and dividends payable	(163,731)	(163,731)	(145,551)	(145,551)
Long-term debt—
Term loan	(20,000)	(20,000)	(30,000)	(30,000)
4.38% senior notes (due August 1, 2008)	(149,932)	(150,102)	(149,795)	(147,255)
5.75% senior notes (due August 1, 2013)	(398,114)	(409,745)	(397,772)	(387,548)
Receivables credit facility	(109,000)	(109,000)	(109,000)	(109,000)
Other	(202)	(202)	(350)	(350)

        The fair value of cash and cash equivalents, accounts receivable, net and accounts and dividends payable approximate their carrying amounts due to the short-term nature of these financial instruments.

        The fair value of the term loan and the receivables credit facility approximates their carrying amount due to the variable interest-rate feature of the instruments. The fair values of the senior notes are based on quoted market prices. The fair value of the other debt was determined to not be materially different from the carrying amount.

10. STOCKHOLDERS' EQUITY

        On October 17, 2007, PCA announced its intent to increase the quarterly cash dividend on its common stock from $0.25 per share to $0.30 per share, or $1.20 per share annually. The first quarterly dividend of $0.30 per share was paid on January 15, 2008.

        On May 16, 2001, PCA announced that its Board of Directors had authorized a $100 million common stock repurchase program, which it completed in the fourth quarter of 2007. Through December 31, 2007, the Company repurchased 5,607,671 shares of common stock for $100.0 million. All repurchased shares were retired prior to December 31, 2007.

        On October 17, 2007, PCA announced that its Board of Directors had authorized a $150 million common stock repurchase program that it intended to complete over the next 18 months. There is no expiration date for the common stock repurchase program. Through December 31, 2007, the Company repurchased 676,129 shares of common stock for $19.4 million. All repurchased shares were retired prior to December 31, 2007.

Packaging Corporation of America

Notes to Consolidated Financial Statements (Continued)

December 31, 2007

10. STOCKHOLDERS' EQUITY (Continued)

        On December 21, 2005, the Company completed a secondary offering of its common stock pursuant to a registration statement filed with the Securities and Exchange Commission on December 9, 2005. The selling stockholder, PCA Holdings LLC, sold 17,825,000 shares of common stock of the Company, which included 2,325,000 shares pursuant to the underwriters' exercise in full of their over-allotment option. All of these shares were sold at an initial price to the public market of $21.50 per share, and the selling stockholder received proceeds, net of the underwriting discount, of $20.69 per share. The Company did not sell any shares in, or receive any proceeds from, the secondary offering.

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

11. COMMITMENTS AND CONTINGENCIES

Capital Commitments

        The Company had authorized capital expenditures of approximately $58.3 million and $48.5 million as of December 31, 2007 and 2006, respectively, in connection with the expansion and replacement of existing facilities and equipment.

Operating Leases

        PCA leases space for certain of its facilities and cutting rights to approximately 102,000 acres of timberland under long-term leases. The Company also leases equipment, primarily vehicles and rolling stock, and other assets under long-term leases generally of three years. The minimum lease payments under non-cancelable operating leases with lease terms in excess of one year are as follows:

(In thousands)
2008	$27,903
2009	23,461
2010	17,028
2011	10,973
2012	6,878
Thereafter	28,906

Total	$115,149

        Capital lease obligations were not significant to the accompanying financial statements. Total lease expense, including base rent on all leases and executory costs, such as insurance, taxes, and maintenance, for the years ended December 31, 2007, 2006 and 2005 was $39.8 million, $38.5 million and $35.8 million, respectively. These costs are included in cost of goods sold and selling and administrative expenses.

Packaging Corporation of America

Notes to Consolidated Financial Statements (Continued)

December 31, 2007

11. COMMITMENTS AND CONTINGENCIES (Continued)

Purchase Commitments

        The Company has entered into various purchase agreements to buy minimum amounts of energy over periods ranging from one to two years at fixed prices. Total purchase commitments over the next two years are as follows:

(In thousands)
2008	$3,224
2009	2,113

Total	$5,337

        These purchase agreements are not marked to market. The Company purchased $14.5 million, $22.5 million, and $12.8 million during the years ended December 31, 2007, 2006 and 2005, respectively, under these purchase agreements.

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

Environmental Liabilities

        In 1998, the United States Environmental Protection Agency (EPA) finalized a Clean Air and Water Act commonly referred to as the Cluster Rules. The Cluster Rules govern allowable discharges of air and water pollutants at all pulp and paper mill operations. As a result, PCA and its competitors were required to incur costs to ensure compliance with these rules. The Company completed all of the projects related to Cluster Rule requirements in 2006 and, as a result, does not anticipate any further capital expenditures related to compliance with Cluster Rules. From 1997 through 2006, the Company spent approximately $39.2 million to ensure compliance with Cluster Rule requirements. Total capital expenditures for environmental matters were $4.5 million for 2007. The Company currently estimates 2008 environmental capital expenditures will be approximately $3.2 million.

        The potential costs for various environmental matters are uncertain due to such factors as the unknown magnitude of possible cleanup costs, the complexity and evolving nature of governmental laws and regulations and their interpretations, and the timing, varying costs and effectiveness of alternative cleanup technologies. From 1994 through 2007, remediation costs at the Company's mills and corrugated plants totaled about $3.2 million. As of December 31, 2007, the Company maintained an environmental reserve of $7.4 million relating to on-site landfills (see Note 12) and surface impoundments as well as ongoing and anticipated remedial projects. Liabilities recorded for environmental contingencies are estimates of the probable costs based upon available information and assumptions. Because of these uncertainties, PCA's estimates may change. As of the date of this filing, the Company believes that it is not reasonably possible that future environmental expenditures and

Packaging Corporation of America

Notes to Consolidated Financial Statements (Continued)

December 31, 2007

11. COMMITMENTS AND CONTINGENCIES (Continued)

asset retirement obligations above the $7.4 million accrued as of December 31, 2007, will have a material impact on our financial condition, results of operations, or cash flows.

        In connection with the sale to PCA of its containerboard and corrugated products business, Pactiv agreed to retain all liability for all former facilities and all sites associated with pre-closing off-site waste disposal and all environmental liabilities related to a closed landfill located near our Filer City mill.

12. ASSET RETIREMENT OBLIGATIONS

        Asset retirement obligations consist primarily of landfill capping and closure and post-closure costs. PCA is legally required to perform capping and closure and post-closure care on the landfills at each of our mills. In accordance with SFAS No. 143, "Accounting for Asset Retirement Obligations," PCA recognizes the fair value of a these liabilities as an asset retirement obligation for each landfill and capitalizes that cost as part of the cost basis of the related asset. The liability is accreted to its estimated fair value over time, and the related assets are depreciated on a straight-line basis over their useful lives. Upon settlement of the liability, PCA will recognize a gain or loss for any difference between the settlement amount and the recorded liability.

        The following table describes changes to PCA's asset retirement obligation liability:

(In thousands)	2007	2006
Asset retirement obligation, January 1	$3,466	$3,312
Accretion expense	201	173
New cell additions	485	—
Revisions in estimated cash flows	(81)	—
Payments	—	(19)

Asset retirement obligation, December 31	$4,071	$3,466

13. INCOME TAXES

        Following is an analysis of the components of the consolidated income tax provision (benefit):

(In thousands)	2007	2006	2005
Current—
U.S.	$97,657	$82,999	$20,741
State and local	11,169	6,835	(1,099)

Total current provision for taxes	108,826	89,834	19,642

Deferred—
U.S.	(10,399)	(17,871)	11,746
State and local	(625)	(2,271)	4,042

Total deferred provision for taxes	(11,024)	(20,142)	15,788

Total provision for taxes	$97,802	$69,692	$35,430

Packaging Corporation of America

Notes to Consolidated Financial Statements (Continued)

December 31, 2007

13. INCOME TAXES (Continued)

        The effective tax rate varies from the U.S. Federal statutory tax rate principally due to the following:

(In thousands)	2007	2006	2005
Provision computed at U.S. Federal statutory rate of 35%	$93,754	$68,154	$30,812
State and local taxes, net of federal benefit	8,598	6,613	2,548
Domestic manufacturers deduction	(5,625)	(2,044)	(463)
Adjustments to prior years' accrual	745	(972)	2,138
Other	330	(2,059)	395

Total	$97,802	$69,692	$35,430

        Deferred income tax assets and liabilities at December 31 are summarized as follows:

	December 31,
(In thousands)	2007	2006
Deferred tax assets:
Accrued liabilities	$7,001	$9,235
Employee benefits and compensation	9,863	12,848
Reserve for doubtful accounts	—	706
Inventories	3,332	3,613
Stock options and restricted stock	4,722	2,029
Pension and postretirement benefits	19,859	26,801
State operating loss carry forwards	2,286	4,785

Total deferred tax assets	$47,063	$60,017

Deferred tax liabilities:
Property, plant and equipment	$(241,154)	$(273,883)
Investment in joint venture	(28,353)	(27,799)
Reserve for doubtful accounts	(348)	—

Total deferred tax liability	$(269,855)	$(301,682)

Net deferred tax liabilities	$(222,792)	$(241,665)

        The net deferred tax liability at December 31 is classified in the balance sheet as follows:

	December 31,
(In thousands)	2007	2006
Current deferred tax assets	$17,915	$19,303
Non-current deferred tax liabilities	(240,707)	(260,968)

Net deferred tax liabilities	$(222,792)	$(241,665)

Packaging Corporation of America

Notes to Consolidated Financial Statements (Continued)

December 31, 2007

13. INCOME TAXES (Continued)

        Cash payments for income taxes were $105.5 million, $65.1 million and $10.1 million for the years ended December 31, 2007, 2006 and 2005, respectively.

        As of December 31, 2007, the Company had no federal net operating loss carry forwards and had gross state and local net operating loss carry forwards of approximately $59.3 million with various expiration dates.

        The following table summarizes the activity related to PCA's gross unrecognized tax benefits excluding interest:

In thousands
Balance at January 1, 2007	$(8,845)
Decreases related to prior years' tax positions	87
Increases related to current year tax positions	(1,640)
Settlements with taxing authorities	212
Expiration of the statute of limitations	828

Balance at December 31, 2007	$(9,358)

        During the third quarter of 2007, the statute of limitations for the tax year 2001 expired. Also, the Federal examination of the tax year 2004 was concluded. As a result of these events, the reserve for uncertain tax positions was decreased by $1.0 million gross or $0.8 million net of the federal benefit for state taxes. At December 31, 2007, PCA had $9.4 million unrecognized tax benefits excluding interest. Of this total, $6.9 million (net of the federal benefit for state taxes) would impact the effective tax rate if recognized.

        During the year ended December 31, 2007, PCA recorded $0.6 million gross or $0.4 million net in its statement of income, increasing the accrual for interest to $1.6 million gross or $1.0 million net at December 31, 2007. No accrual for penalties was made.

        PCA and its subsidiaries are subject to U.S. federal income taxes, as well as income taxes of multiple state and city jurisdictions. A federal examination of the tax years 2002 and 2004 have been concluded. The tax years 2003, 2005 and 2006 remain open to federal examination. In major state jurisdictions, tax years 2002-2006 remain open for examination. PCA does not expect the unrecognized tax benefits to change significantly over the next 12 months.

14. RESTRUCTURING CHARGES AND OTHER SEVERANCE

        In July 2007, the Company closed a corrugated products plant. The charges related to the closure were recorded in accordance with SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. In connection with the shutdown of this plant, the Company recorded pre-tax restructuring charges, including severance, of $0.9 million during the third quarter of 2007.

        In August 2006, the Company informed impacted employees that it would close a corrugated products plant by September 30, 2006. In connection with the closing of this plant, the Company sold the equipment and the building for cash proceeds of $1.6 million and recorded a pre-tax loss of

Packaging Corporation of America

Notes to Consolidated Financial Statements (Continued)

December 31, 2007

14. RESTRUCTURING CHARGES AND OTHER SEVERANCE (Continued)

$0.3 million. The Company also recorded severance expenses of $0.5 million and wrote off $0.2 million of assets, primarily intangible assets during the third quarter of 2006.

        In August 2005, the Company informed impacted employees that it would close a corrugated products plant by December 31, 2005. In connection with the shutdown of the corrugated products plant, the Company recorded pre-tax restructuring charges of $1.7 million during 2005 and $0.3 million during 2006. On November 3, 2006, PCA sold the building for cash proceeds of $0.4 million and recorded a pre-tax gain of $0.4 million.

        Restructuring costs are included in other expense, net in the statement of operations. The following table presents an analysis of the changes in the components of the reserve related to these restructurings:

(dollars in thousands)	Severance and Benefit Costs	Asset Impairments	Equipment Disposal and Other Costs	Total
Balance at January 1, 2005	$—	$—	$—	$—
Restructuring charges	805	619	256	1,680
Non-cash charges	—	(619)	—	(619)
Cash payments	(308)	—	(256)	(564)

Balance at December 31, 2005	497	—	—	497
Restructuring charges	403	493	376	1,272
Non-cash charges	—	(493)	—	(493)
Cash payments	(695)	—	(376)	(1,071)

Balance at December 31, 2006	205	—	—	205
Restructuring charges	262	378	265	905
Non-cash charges	—	(378)	(17)	(395)
Cash payments	(452)	—	(248)	(700)

Balance at December 31, 2007	$15	$—	$—	$15

15. RELATED PARTY TRANSACTIONS

        At December 31, 2007 and 2006, PCA owns an approximately 29% and 31 1/3% interest, respectively, in Southern Timber Venture, LLC ("STV"). At December 31, 2007 and 2006, PCA had not guaranteed the debt of STV and has no future funding requirements. At December 31, 2007 and 2006, there is no carrying value of the Company's investment in STV under the equity method. PCA received dividends from STV of $15.0 million ($14.0 million net of direct expenses) in 2005. PCA did not receive any dividends from STV in 2007 or 2006.

        In April 2005 and December 2004, STV sold to other parties approximately 90,000 acres and 150,000 acres, respectively, of timberland previously owned and managed by STV that were under the supply agreement with PCA. STV will continue to manage the timberlands for the new buyers. In connection with the sale, PCA entered into new supply agreements with the buyers related to the acreage sold and continues to buy pulpwood from both STV and the buyers. After both sales, STV

Packaging Corporation of America

Notes to Consolidated Financial Statements (Continued)

December 31, 2007

15. RELATED PARTY TRANSACTIONS (Continued)

currently owns approximately 55,000 acres of land, including timberlands and higher beneficial use properties, located primarily in southern Georgia and northern Florida.

        Currently, PCA purchases pulpwood directly from STV for its Valdosta mill in accordance with the terms of a fiber supply agreement between the two companies which expires December 31, 2017. The price of pulpwood in this agreement is based upon the fair market value of pulpwood and is adjusted annually for any changes in market value. PCA purchased $3.2 million and $3.3 million of pulpwood for its Valdosta, Georgia mill from STV during the years ended December 31, 2007 and 2006. PCA purchased $4.1 million of pulpwood for its Counce, Tennessee and Valdosta, Georgia mills from STV during the year ended December 31, 2005.

        In December 2007, PCA sold a portion of its interest in STV for $1.0 million and recognized a pre-tax gain of $1.0 million.

        Financial information for STV is as follows:

	Year Ended December 31,
(In thousands)	2007	2006	2005
	(unaudited)	(audited)	(audited)
Net sales	$6,373	$8,134	$8,757
Gross profit (loss)	(589)	1,151	(468)
Gain from sale of timberlands	840	1,125	53,837
Net income (loss)	(3,966)	(3,876)	41,934

16. ACQUISITIONS

        During the second quarter of 2006, PCA acquired a sheet plant in Miami, Florida for $4.3 million, which expanded the Company's presence in southern Florida. The purchase method of accounting was used to account for the acquisition. Goodwill of $2.9 million (which is deductible for income tax purposes) was recorded in connection with the acquisition. Net sales and total assets of the plant acquired were not material. Operating results of the plant subsequent to the date of acquisition are included in the Company's operating results.

        During the second quarter of 2005, PCA acquired a full line corrugated plant in Jackson, Mississippi, a specialty sheet plant in St. Louis, Missouri, and a graphics packaging and display manufacturing plant in Olive Branch, Mississippi for $48.7 million. These plants expanded PCA's presence in geographic markets where PCA did not have any plant locations. The purchase method of accounting was used to account for the acquisition of these plants. Goodwill of $30.5 million (which is deductible for income tax purposes) and $2.4 million of intangible assets were recorded in connection with the acquisition. The intangible assets include customer lists and relations. Net sales and total assets of the plants acquired were not material. Operating results of the plants subsequent to the date of acquisition are included in the Company's operating results.

17. DIVESTITURES

        On November 16, 2006, PCA sold its Fulton, Mississippi sawmill and received $0.7 million in proceeds and recognized a $0.3 million pre-tax gain. In 2006, through the date of the sale of the

Packaging Corporation of America

Notes to Consolidated Financial Statements (Continued)

December 31, 2007

17. DIVESTITURES (Continued)

facility, the sawmill had net sales of $5.7 million. The sawmill had net sales of $8.7 million for the year ended December 31, 2005.

18. BUSINESS INTERRUPTION INSURANCE RECOVERY

        On October 24, 2007, PCA's Counce, Tennessee mill incurred a major, unplanned outage due to a total mill power failure. The mill was down for 2 1/2 days and experienced operational difficulties through the end of the month. This outage resulted in about 11,000 tons of lost production as well as significant additional operating costs of $7.4 million ($4.7 million net of tax). In December 2007, the Company received $2.4 million ($1.5 million net of tax) in business interruption insurance proceeds. The amount of the loss, net of the insurance recovery, is included in cost of sales in the statement of income. The insurance proceeds are included in net cash provided by operating activities in the statement of cash flows.

19. QUARTERLY FINANCIAL DATA (UNAUDITED)

	Fiscal Quarter
(In thousands, except per share amounts)	First	Second	Third	Fourth	Total
2007:
Net sales	$559,159	$585,628	$591,041	$580,178	$2,316,006
Gross profit	112,987	140,110	139,558	132,316	524,971
Income from operations	56,696	80,224	81,490	75,042	293,452
Net income	31,191	46,227	48,656	43,992	170,066
Basic earnings per share	0.30	0.44	0.46	0.42	1.63
Diluted earnings per share	0.30	0.44	0.46	0.42	1.61
Stock price—high	25.83	26.55	31.78	31.88	31.88
Stock price—low	22.04	24.35	21.87	26.75	21.87
2006:
Net sales	$507,856	$551,095	$575,041	$553,054	$2,187,046
Gross profit	76,611	111,883	134,483	120,900	443,877
Income from operations	25,516	57,551	76,586	66,274	225,927
Net income	10,935	32,081	43,616	38,400	125,032
Basic earnings per share	0.11	0.31	0.42	0.37	1.21
Diluted earnings per share	0.10	0.31	0.42	0.37	1.20
Stock price—high	23.99	23.61	23.83	24.23	24.23
Stock price—low	22.16	20.19	20.85	21.77	20.19

Note: The sum of the quarters may not equal the total of the respective year's earnings per share on either a basic or diluted basis due to changes in the weighted average shares outstanding throughout the year.

        For the three months ended December 31, 2007, net income was reduced by $3.2 million or $0.03 per share due to the major, unplanned outage at the Company's Counce, Tennessee linerboard mill in October of 2007.

QuickLinks

INDEX
PART I
  Item 1. BUSINESS
Containerboard Production and Corrugated Shipments
  Item 1A. RISK FACTORS
  Item 1B. UNRESOLVED STAFF COMMENTS
  Item 2. PROPERTIES
  Item 3. LEGAL PROCEEDINGS
  Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  Item 4.1 EXECUTIVE OFFICERS OF THE REGISTRANT
PART II
  Item 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
  Item 6. SELECTED FINANCIAL DATA
  Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  Item 7A. QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
  Item 9A. CONTROLS AND PROCEDURES
  Item 9B. OTHER INFORMATION
PART III
  Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
  Item 11. EXECUTIVE COMPENSATION
  Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
  Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
  Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
PART IV
  Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
SIGNATURES
INDEX TO FINANCIAL STATEMENTS
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON THE CONSOLIDATED FINANCIAL STATEMENTS
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Packaging Corporation of America Consolidated Balance Sheets As of December 31, 2007 and 2006
Packaging Corporation of America Consolidated Statements of Income
Packaging Corporation of America Consolidated Statements of Changes in Stockholders' Equity For the Period January 1, 2005 through December 31, 2007
Packaging Corporation of America Consolidated Statements of Cash Flows
Packaging Corporation of America Notes to Consolidated Financial Statements December 31, 2007