Form 10-Q
period 2008-03-31
PACKAGING CORP OF AMERICA
filed 2008-05-09
CIK 75677

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2008
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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

         Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 6, 2008, the Registrant had outstanding 103,814,369 shares of common stock, par value $0.01 per share.

PART I
FINANCIAL INFORMATION

Item 1.    Financial Statements.

Packaging Corporation of America
Condensed Consolidated Balance Sheets
(unaudited)

(In thousands, except share and per share amounts)	March 31, 2008	December 31, 2007
		(audited)
Assets
Current assets:
Cash and cash equivalents	$310,368	$228,143
Accounts receivable, net of allowance for doubtful accounts and customer deductions of $6,988 and $5,651 as of March 31, 2008 and December 31, 2007, respectively	278,779	275,921
Inventories	204,091	204,356
Prepaid expenses and other current assets	16,991	6,702
Deferred income taxes	9,536	17,915

Total current assets	819,765	733,037
Property, plant and equipment, net	1,211,892	1,215,298
Goodwill	37,163	37,163
Other intangible assets, net	13,477	13,753
Other long-term assets	38,593	36,606

Total assets	$2,120,890	$2,035,857

Liabilities and stockholders' equity
Current liabilities:
Short-term debt and current maturities of long-term debt	$258,780	$278,747
Accounts payable	146,733	132,197
Dividends payable	31,269	31,534
Accrued interest	5,393	12,828
Accrued federal and state income taxes	9,277	6,062
Accrued liabilities	72,684	101,209

Total current liabilities	524,136	562,577
Long-term liabilities:
Long-term debt	548,488	398,501
Deferred income taxes	240,601	240,707
Pension and postretirement benefit plans	45,398	48,284
Other long-term liabilities	25,604	24,927

Total long-term liabilities	860,091	712,419
Stockholders' equity:
Common stock, par value $.01 per share, 300,000,000 shares authorized, 104,159,469 shares and 105,018,679 shares issued as of March 31, 2008 and December 31, 2007, respectively	1,042	1,050
Additional paid in capital	412,580	432,916
Retained earnings	334,869	334,060
Accumulated other comprehensive income (loss):
Unrealized gain on treasury lock, net	7,994	13,151
Unfunded employee benefit obligations, net	(19,822)	(20,313)
Cumulative foreign currency translation adjustment	—	(3)

Total accumulated other comprehensive income (loss)	(11,828)	(7,165)

Total stockholders' equity	736,663	760,861

Total liabilities and stockholders' equity	$2,120,890	$2,035,857

See notes to condensed consolidated financial statements.

Packaging Corporation of America

Condensed Consolidated Statements of Income

(unaudited)

	Three Months Ended March 31,
(In thousands, except per share amounts)	2008	2007
Net sales	$577,474	$559,159
Cost of sales	(459,395)	(446,172)

Gross profit	118,079	112,987
Selling and administrative expenses	(43,605)	(41,951)
Corporate overhead	(13,675)	(12,896)
Other expense, net	(3,653)	(1,444)

Income from operations	57,146	56,696
Interest expense, net	(6,303)	(7,132)

Income before taxes	50,843	49,564
Provision for income taxes	(18,770)	(18,373)

Net income	$32,073	$31,191

Weighted average common shares outstanding:
Basic	103,787	104,166
Diluted	104,654	105,065
Net income per common share:
Basic	$0.31	$0.30

Diluted	$0.31	$0.30

Dividends declared per common share	$0.30	$0.25

See notes to condensed consolidated financial statements.

Packaging Corporation of America

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended March 31,
(In thousands)	2008	2007
Cash Flows from Operating Activities:
Net income	$32,073	$31,191
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	36,019	37,595
Amortization of financing costs	204	172
Amortization of gain on treasury lock	(771)	(777)
Share-based compensation expense	1,892	1,520
Deferred income tax provision	8,196	4,318
Loss on disposals of property, plant and equipment	2,024	1,043
Excess tax benefits from share-based awards	—	247
Changes in operating assets and liabilities:
(Increase) decrease in assets—
Accounts receivable	(2,858)	(12,095)
Inventories	265	(4,492)
Prepaid expenses and other current assets	(10,289)	(8,214)
Increase (decrease) in liabilities—
Accounts payable	11,793	6,537
Accrued liabilities	(34,805)	(31,506)
Other, net	718	1,697

Net cash provided by operating activities	44,461	27,236

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(34,544)	(20,821)
Additions to other long term assets	(1,241)	(1,305)
Proceeds from disposals of property, plant and equipment	754	168

Net cash used for investing activities	(35,031)	(21,958)

Cash Flows from Financing Activities:
Payments on long-term debt	(20,039)	(36)
Proceeds from long-term debt issued	149,939	—
Financing costs paid	(1,162)	—
Settlement of treasury lock	(4,386)	—
Common stock dividends paid	(31,534)	(26,154)
Repurchases of common stock	(20,376)	—
Proceeds from exercise of stock options	135	5,515
Excess tax benefits from share-based awards	218	854

Net cash provided by (used for) financing activities	72,795	(19,821)

Net increase (decrease) in cash and cash equivalents	82,225	(14,543)
Cash and cash equivalents, beginning of period	228,143	161,837

Cash and cash equivalents, end of period	$310,368	$147,294

See notes to condensed consolidated financial statements.

Packaging Corporation of America

Notes to Condensed Consolidated Financial Statements

(unaudited)

March 31, 2008

1.    Basis of Presentation

        The condensed consolidated financial statements as of March 31, 2008 and 2007 of Packaging Corporation of America ("PCA" or the "Company") and for the three month periods then ended are unaudited but include all adjustments (consisting only of normal recurring adjustments) that management considers necessary for a fair presentation of such financial statements. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with Article 10 of SEC Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete audited financial statements. Operating results for the period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. These condensed consolidated financial statements should be read in conjunction with PCA's Annual Report on Form 10-K for the year ended December 31, 2007.

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

March 31, 2008

2.    Summary of Accounting Policies (Continued)

Comprehensive Income

        Comprehensive income is as follows:

	Three Months Ended March 31,
(In thousands)	2008	2007
Net income	$32,073	$31,191
Other comprehensive income, net of tax:
Amortization of unfunded employee benefit obligations	491	452
Amortization of gain on treasury lock	(771)	(777)
Settlement of treasury lock	(4,386)	—
Cumulative foreign currency translation adjustment	3	—

Comprehensive income	$27,410	$30,866

        In connection with a contemplated issuance of new 10-year debt securities, on January 17, 2008, PCA entered into an interest rate protection agreement with a counterparty to lock in the then current interest rate on 10-year U.S. Treasury notes to protect against increases in the 10-year U.S. Treasury note rate. This treasury rate served as a reference in determining the interest rate applicable to the 10-year notes due 2018. As a result of a decrease in the interest rate on the 10-year U.S. Treasury notes between the time of the agreement and the time PCA priced its offering of 10-year notes due 2018, PCA paid $4.4 million to the counterparty on March 25, 2008, the date of settlement. PCA recorded the settlement in Accumulated Other Comprehensive Income (Loss) and will amortize this amount to interest expense over the life of the notes.

Recent Accounting Pronouncements

        In March 2008, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 161, "Disclosures about Derivative Instruments and Hedging Activities." SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities will be required to provide enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and its related interpretations, and how derivative instruments and related items affect an entity's financial position, operations and cash flows. SFAS No. 161 is effective as of the beginning of an entity's fiscal year that begins after November 15, 2008. Early adoption is permitted. The Company is assessing SFAS No. 161 and has not yet determined the impact that the adoption of SFAS No. 161 will have on its results of operations.

        In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations." SFAS No. 141(R) significantly changes the accounting for and reporting of business combination transactions in consolidated financial statements. These significant changes include (1) recognition of 100% of the fair value of assets acquired, liabilities assumed and noncontrolling interests of acquired businesses, even if 100% of the business has not been acquired; (2) recognition of contingent consideration

Packaging Corporation of America

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

March 31, 2008

2.    Summary of Accounting Policies (Continued)

arrangements and preacquisition gain and loss contingencies at their acquisition-date fair values; (3) capitalization of research and development assets acquired at acquisition-date fair value; (4) recognition of acquisition-related transaction costs as expenses when incurred; and (5) recognition of acquisition-related restructuring cost accruals only if the criteria in SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," are met as of the acquisition date. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008. Early adoption is not permitted. To the extent the Company makes an acquisition after December 31, 2008, SFAS No. 141(R) will impact the Company's accounting for such acquisition.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115." This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendments to SFAS No. 115, "Accounting for Certain Investments In Debt and Equity Securities," apply to all entities with available-for-sale and trading securities. SFAS No. 159 was effective as of the beginning of an entity's first fiscal year that began after November 15, 2007. On January 1, 2008, the Company decided not to adopt the fair value option for any of its financial instruments.

        In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R)." SFAS No. 158 requires plan sponsors of defined benefit pension and other postretirement benefit plans (collectively, "postretirement benefit plans") to recognize the funded status of their postretirement benefit plans in the statement of financial position, measure the fair value of plan assets and benefit obligations as of the date of the fiscal year end statement of financial position, and provide additional disclosures. These requirements were effective for fiscal years ending after December 15, 2006, with the exception of the requirement to measure plan assets and benefit obligations as of the plan sponsor's fiscal year-end. This requirement is effective for fiscal years ending after December 15, 2008. On December 31, 2006, the Company adopted the recognition and disclosure provisions of SFAS No. 158. The Company will adopt the measurement provision of SFAS No. 158 on December 31, 2008, as required. The cumulative effect of adopting this provision will be recorded in retained earnings and other accounts as applicable. The Company expects that the adoption of the measurement provision of SFAS No. 158 will decrease retained earnings by $3.3 million, increase the obligation for pension and postretirement benefit plans by $5.5 million and decrease deferred taxes by $2.2 million.

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. This Statement was effective for fiscal years beginning after November 15, 2007. The Company adopted SFAS No. 157 on January 1, 2008. For additional information regarding SFAS No. 157, see Note 9.

Packaging Corporation of America

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

March 31, 2008

3.    Earnings Per Share

        The following table sets forth the computation of basic and diluted income per common share for the periods presented.

	Three Months Ended March 31,
(In thousands, except per share data)	2008	2007
Numerator:
Net income	$32,073	$31,191
Denominator:
Basic common shares outstanding	103,787	104,166
Effect of dilutive securities:
Stock options	426	630
Unvested restricted stock	441	269

Dilutive common shares outstanding	104,654	105,065

Basic income per common share	$0.31	$0.30
Diluted income per common share	$0.31	$0.30

4.    Stock-Based Compensation

        In October 1999, the Company adopted a long-term equity incentive plan, which provides for grants of stock options, stock appreciation rights, restricted stock and performance awards to directors, officers and employees of PCA, as well as others who engage in services for PCA. Option awards granted to directors, officers and employees have contractual lives of seven or ten years. Options granted to officers and employees vest ratably over a three- or four-year period, whereas options granted to directors vest immediately. The plan, which will terminate on October 19, 2009, provides for the issuance of up to 6,550,000 shares of common stock. As of March 31, 2008, options or restricted stock for 5,821,957 shares have been granted, net of forfeitures. Forfeitures are added back to the pool of shares of common stock available to be granted at a future date.

        The Company measures and records stock-based compensation cost in accordance with SFAS No. 123(R), "Share-Based Payment." Stock compensation cost includes: (a) compensation cost for all share-based payments granted prior to, but not vested, as of January 1, 2006, the effective date of SFAS 123(R), based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). Compensation expense for both stock options and restricted stock recognized in the

Packaging Corporation of America

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

March 31, 2008

4.    Stock-Based Compensation (Continued)

condensed consolidated statements of income for the three month periods ended March 31, 2008 and 2007 was as follows:

	Three Months Ended March 31,
(In thousands)	2008	2007
Stock options	$562	$690
Restricted stock	1,330	830

Impact on income before income taxes	1,892	1,520
Income tax benefit	(734)	(592)

Impact on net income	$1,158	$928

        The Company uses the Black-Scholes-Merton option-pricing model to estimate the fair value of each option grant as of the date of grant. Expected volatilities are based on historical volatility of the Company's common stock. The expected life of the option is estimated using historical data pertaining to option exercises and employee terminations. Separate groups of employees that have similar historical exercise behavior are considered separately for estimating the expected life. The risk-free interest rate is based on U.S. Treasury yields in effect at the time of grant. There were no option grants during the first quarter of 2008.

        A summary of the Company's stock option activity and related information follows:

(In thousands)	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2007	2,396,096	$19.62
Exercised	(21,680)	6.26
Forfeited	(2,352)	15.01

Outstanding at March 31, 2008	2,372,064	$19.74	4.7	$7,642

Outstanding—vested or expected to vest at March 31, 2008	2,351,105	$19.70	4.7	$7,632

Exercisable at March 31, 2008	1,698,182	$18.36	4.4	$7,248

        The total intrinsic value of options exercised during the three months ended March 31, 2008 and 2007 was $365,000 and $3,204,000, respectively. As of March 31, 2008, there was $1,463,000 of total unrecognized compensation cost related to non-vested stock option awards granted under the Company's equity incentive plan. The Company expects to recognize the cost of these stock option awards over a weighted-average period of 1.6 years.

Packaging Corporation of America

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

March 31, 2008

4.    Stock-Based Compensation (Continued)

        During 2003, the Company began granting shares of restricted stock to certain of its employees and directors. Restricted stock awards granted to employees vest at the end of a three- or four-year period, whereas restricted stock awards granted to directors vest at the end of a six-month period. The fair value of restricted stock is determined based on the closing price of the Company's common stock on the New York Stock Exchange on the grant date. The Company generally recognizes compensation expense associated with restricted stock awards ratably over their vesting periods. As PCA's Board of Directors has the ability to accelerate vesting of restricted stock upon an employee's retirement, the Company accelerates the recognition of compensation expense for certain employees approaching normal retirement age. A summary of the Company's restricted stock activity follows:

	2008		2007
(Dollars in thousands)	Shares	Fair Market Value at Date of Grant	Shares	Fair Market Value at Date of Grant
Restricted stock at January 1	764,705	$17,490	610,380	$12,964
Granted	6,000	147	8,000	196
Vested	(12,500)	(307)	—	—
Cancellations	(1,390)	(32)	(400)	(8)

Restricted stock at March 31	756,815	$17,298	617,980	$13,152

        As of March 31, 2008, there was $7,231,000 of total unrecognized compensation costs related to the above restricted stock awards. The Company expects to recognize the cost of these stock awards over a weighted-average period of 2.3 years.

5.    Inventories

        The components of inventories are as follows:

(In thousands)	March 31, 2008	December 31, 2007
		(audited)
Raw materials	$93,356	$89,576
Work in process	7,494	6,709
Finished goods	72,192	71,983
Supplies	85,026	86,818

Inventories at FIFO or average cost	258,068	255,086
Excess of FIFO or average over LIFO cost	(53,977)	(50,730)

Inventories, net	$204,091	$204,356

        An actual valuation of inventory under the LIFO method is made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations must necessarily be based on management's estimates of expected year-end inventory levels and costs.

Packaging Corporation of America

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

March 31, 2008

5.    Inventories (Continued)

Because these estimates are subject to many factors beyond management's control, interim results are subject to the final year-end LIFO inventory valuation.

6.    Goodwill and Other Intangible Assets

Goodwill

        There were no changes in the carrying amount of goodwill for the period ended March 31, 2008.

Other Intangible Assets

        The components of other intangible assets are as follows:

		As of March 31, 2008		As of December 31, 2007
(In thousands)	Weighted Average Remaining Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
				(audited)
Customer lists and relations	31.3 years	$17,441	$4,225	$17,441	$4,022
Covenants not to compete	1.0 years	2,292	2,031	2,292	1,958

Total other intangible assets		$19,733	$6,256	$19,733	$5,980

7.    Employee Benefit Plans and Other Postretirement Benefits

        For the three months ended March 31, 2008 and 2007, net pension costs were comprised of the following:

	Three Months Ended March 31,
(In thousands)	2008	2007
Components of Net Pension Costs
Service cost for benefits earned during the year	$4,445	$4,493
Interest cost on accumulated benefit obligation	1,957	1,563
Expected return on assets	(2,145)	(1,190)
Net amortization of unrecognized amounts	868	808

Net pension costs	$5,125	$5,674

        The Company makes pension plan contributions that are sufficient to fund its actuarially determined costs, generally equal to the minimum amounts required by the Employee Retirement Income Security Act (ERISA). However, from time to time the Company may make discretionary contributions in excess of the required minimum amounts. The Company expects to contribute $25.4 million to the pension plans in 2008, of which $5.4 million has been contributed through March 31, 2008.

Packaging Corporation of America

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

March 31, 2008

7.    Employee Benefit Plans and Other Postretirement Benefits (Continued)

        For the three months ended March 31, 2008 and 2007, net postretirement costs were comprised of the following:

	Three Months Ended March 31,
(In thousands)	2008	2007
Components of Net Postretirement Costs
Service cost for benefits earned during the year	$267	$248
Interest cost on accumulated benefit obligation	197	160
Net amortization of unrecognized amounts	(60)	(63)

Net postretirement costs	$404	$345

8.    Debt

        A summary of debt is set forth in the following table:

(In thousands)	March 31, 2008	December 31, 2007
		(audited)
Senior credit facility—
Term loan, effective interest rate of 6.13% as of December 31, 2007	$—	$20,000
Receivables credit facility, effective interest rate of 3.31% and 5.39% as of March 31, 2008 and December 31, 2007, respectively, due October 3, 2008	109,000	109,000
Senior notes, net of discount of $34 and $68 as of March 31, 2008 and December 31, 2007, respectively, interest at 4.38% payable semi-annually, due August 1, 2008	149,966	149,932
Senior notes, net of discount of $1,800 and $1,886 as of March 31, 2008 and December 31, 2007, respectively, interest at 5.75% payable semi-annually, due August 1, 2013	398,200	398,114
Senior notes, net of discount of $61 as of March 31, 2008, interest at 6.50% payable semi-annually, due March 15, 2018	149,939	—
Other	163	202

Total	807,268	677,248
Less current portion	258,780	278,747

Total long-term debt	$548,488	$398,501

        On March 25, 2008, PCA issued $150.0 million of 6.50% senior notes due March 15, 2018 through a registered public offering. PCA will use the proceeds of this offering, together with cash on hand, to repay all of the $150.0 million of outstanding 4 3/8% senior notes due August 1, 2008.

Packaging Corporation of America

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

March 31, 2008

8.    Debt (Continued)

        The instruments governing PCA's indebtedness contain covenants that limit the ability of PCA and its subsidiaries to enter into sale and leaseback transactions, incur liens, enter into certain transactions with affiliates, merge or consolidate with any other person or sell or otherwise dispose of all or substantially all of the assets of the Company. The senior credit facility also requires PCA to comply with certain financial covenants, including maintaining a minimum interest coverage ratio, a maximum ratio of debt to total capitalization, and a minimum net worth level. A failure to comply with these restrictions could lead to an event of default, which could result in an acceleration of such indebtedness. At March 31, 2008, the Company was in compliance with these covenants.

9.    Fair Value Measurements

        As described in Note 2, PCA adopted SFAS No. 157 on January 1, 2008. SFAS No. 157 defines fair value, establishes a consistent framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. SFAS No. 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, SFAS No. 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

  Level 1—observable inputs such as quoted prices in active markets

  Level 2—inputs, other than quoted prices in active markets, that are observable either directly or indirectly

  Level 3—unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions

        Assets and liabilities measured at fair value are based on one or more of three valuation techniques noted in SFAS No. 157. The valuation techniques used are identified in the table below and are as follows:

  (a)    Market approach—prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities

  (b)    Cost approach—amount that would be required to replace the service capacity of an asset (replacement cost)

  (c)    Income approach—techniques to convert future amounts to a single present amount based on market expectations (including present value techniques, option-pricing and excess earnings models)

        Assets and liabilities measured at fair value on a recurring basis are as follows:

(In thousands)	March 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Valuation Technique
Money market funds	$239,100	$239,100	(a)

Packaging Corporation of America

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

March 31, 2008

9.    Fair Value Measurements (Continued)

        There were no changes in the Company's valuation techniques used to measure fair values on a recurring basis as a result of adopting SFAS No. 157. PCA had no assets or liabilities that were measured on a nonrecurring basis.

10.    Stock Repurchase Program

        On October 17, 2007, the Company announced that its Board of Directors authorized a $150.0 million common stock repurchase program. There is no expiration date for the common stock repurchase program. Through March 31, 2008, the Company has repurchased 1,561,629 shares of common stock in the aggregate for approximately $39.7 million. Of the 1,561,629 shares repurchased, 885,500 shares were repurchased during the first quarter of 2008, for approximately $20.4 million. All shares repurchased have been retired.

11.    Subsequent Events

        On April 15, 2008, PCA replaced its existing senior credit facility that was scheduled to expire later in 2008 with a new five-year, $150.0 million senior revolving credit facility.

        On May 1, 2008, PCA incurred a capital lease obligation of approximately $24.0 million relating to the start-up of a contract woodyard at its Valdosta, Georgia mill.

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

        Reported industry shipments of corrugated products decreased 0.7% per workday and 2.3% in total for the three months ended March 31, 2008 compared to the same period in 2007. During this same period, industry containerboard inventory levels remained at historically low levels. Industry inventories of containerboard at the end of the first quarter were at the lowest March ending level in the past 30 years on a weeks-of-supply basis. Industry publications reported that linerboard prices remained unchanged during the first quarter and were $40 per ton higher than the first quarter of 2007.

        The cost to manufacture containerboard is dependent, in large part, on the costs of wood fiber, recycled fiber, purchased fuels, electricity and labor and fringe benefits. While energy and other costs are significant in the manufacture of corrugated products, labor and fringe benefits make up the largest component of corrugated products' manufactured costs, excluding the cost of containerboard. Transportation costs to ship both containerboard and corrugated products also represent a significant portion of our cost of sales.

        Industry publications reported that recycled fiber prices increased during the first quarter of 2008 compared to 2007. Average prices for first quarter were approximately 25% higher than the same quarter in the prior year. Purchased fuels, transportation and wood costs each increased from fourth quarter 2007 levels and were also higher than first quarter 2007.

        For the quarter ended March 31, 2008, PCA reported higher earnings than the prior year. The improvement in earnings was primarily driven by increased product pricing for both containerboard and corrugated products, reflecting the full realization of the 2007 price increase. Outside containerboard sales to third parties decreased 5,000 tons, or 4.1%, and corrugated product sales volume increased 0.6% per workday and declined 0.9% in total, compared to last year's first quarter. Offsetting the earnings improvement, in large part, were higher energy related costs, recycled fiber costs, labor and fringe benefit costs, chemical costs and bad debt expenses.

        We expect our earnings from operations for the second quarter to be higher than our earnings from operations for the first quarter, primarily due to seasonally higher corrugated product sales volumes and a reduction in planned mill maintenance work. We also anticipate that reduced energy usage due to warmer weather conditions will be partially offset by higher prices paid for energy.

Results of Operations

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

        The historical results of operations of PCA for the three months ended March 31, 2008 and 2007 are set forth below:

	Three Months Ended March 31,
(In thousands)	2008	2007	Change
Net sales	$577,474	$559,159	$18,315

Income from operations	$57,146	$56,696	$450
Interest expense, net	(6,303)	(7,132)	829

Income before taxes	50,843	49,564	1,279
Provision for income taxes	(18,770)	(18,373)	(397)

Net income	$32,073	$31,191	$882

Net Sales

        Net sales increased by $18.3 million, or 3.3%, for the three months ended March 31, 2008 from the comparable period in 2007, primarily as a result of increased sales prices of corrugated products and containerboard to third parties.

        Total corrugated products volume sold for the three months ended March 31, 2008 decreased 0.9% to 7.6 billion square feet ("bsf") compared to 7.7 bsf in the first quarter of 2007. On a comparable shipment-per-workday basis, corrugated products sales volume increased 0.6% for the first three months of 2008 compared to the same period in 2007. The increased percentage on a shipment-per-workday basis was due to the fact that the first quarter of 2008 had one less workday (63 days), those days not falling on a weekend or holiday, than the first quarter of 2007 (64 days). Containerboard volume sold to external domestic and export customers was 4.1% lower for the three months ended March 31, 2008 compared to the three months ended March 31, 2007. Containerboard mill production for the three months ended March 31, 2008 was 586,000 tons compared to 584,000 tons in the same period in 2007.

Income From Operations

        Income from operations increased by $0.5 million, or 0.8%, for the three months ended March 31, 2008 compared to the three months ended March 31, 2007, primarily attributable to increased sales prices for corrugated products and containerboard ($23.8 million). The impact of higher prices was almost entirely offset by increased energy and energy related costs ($11.8 million), labor and fringe benefit costs ($3.6 million) recycled fiber costs ($2.8 million), bad debt expense ($2.2 million), fixed asset write-offs related to mill capital projects ($1.5 million) and mill chemical costs ($1.4 million).

        Gross profit increased $5.1 million, or 4.5%, for the three months ended March 31, 2008 from the comparable period in 2007. Gross profit as a percentage of net sales increased from 20.2% of net sales in the three months ended March 31, 2007 to 20.4% of net sales in the current quarter due primarily to the improved sales prices described previously.

        Selling and administrative expenses increased $1.7 million, or 3.9%, for the three months ended March 31, 2008 compared to the same period in 2007, primarily as a result of higher expenses related to salaries, including merit increases, incentive compensation, and share-based compensation expense ($1.1 million), travel, meeting and entertainment expenses ($0.4 million) and warehousing costs ($0.2 million).

        Corporate overhead increased $0.8 million, or 6.0%, for the three months ended March 31, 2008 compared to the same period in 2007, primarily due to higher salary costs ($0.4 million) and information technology infrastructure costs ($0.3 million).

        Other expense for the three months ended March 31, 2008 increased $2.2 million, or 153.0%, compared to the three months ended March 31, 2007, primarily related to higher fixed asset write-offs in connection with mill capital projects ($1.5 million) and an increase in legal expenses ($0.5 million).

Interest Expense, Net and Income Taxes

        Net interest expense decreased $0.8 million, or 11.6%, for the three months ended March 31, 2008 from the three months ended March 31, 2007, primarily as a result of lower interest expense on the Company's variable rate debt due to lower interest rates.

        PCA's effective tax rate was 36.9% for the three months ended March 31, 2008 and 37.1% for the comparable period in 2007. The effective tax rate varies from the U.S. federal statutory tax rate of 35% principally due to the impact of state and local income taxes offset by the domestic manufacturers' deduction. The Company had no material changes impacting FIN No. 48 during the first quarter of 2008.

Liquidity and Capital Resources

        The following table presents a summary of our cash flows for the periods presented:

	Three Months Ended March 31,
(In thousands)	2008	2007	Change
Net cash provided by (used for):
Operating activities	$44,461	$27,236	$17,225
Investing activities	(35,031)	(21,958)	(13,073)
Financing activities	72,795	(19,821)	92,616

Net increase (decrease) in cash and cash equivalents	$82,225	$(14,543)	$96,768

Operating Activities

        Net cash provided by operating activities for the three months ended March 31, 2008 was $44.5 million, an increase of $17.2 million, or 63.2%, from the comparable period in 2007. The increase in net cash provided by operating activities was primarily the result of lower requirements for operating assets and liabilities of $12.9 million and a higher deferred tax provision of $3.9 million for the three months ended March 31, 2008 compared to the same period in 2007. The lower requirements for operating assets and liabilities were driven by favorable year over year changes in accounts receivable ($9.2 million), accounts payable ($5.3 million) and inventory ($4.8 million), partially offset by unfavorable year over year changes in accrued liabilities ($3.3 million) and prepaid expenses and other current assets ($2.1 million) and higher 2008 pension contributions ($0.8 million).

Investing Activities

        Net cash used for investing activities for the three months ended March 31, 2008 increased $13.1 million, or 59.5%, to $35.0 million, compared to the three months ended March 31, 2007. The increase was primarily related to higher additions to property, plant and equipment of $13.7 million during the three months ended March 31, 2008 compared to the same period in 2007.

Financing Activities

        Net cash provided by financing activities totaled $72.8 million for the three months ended March 31, 2008, compared to net cash used for financing activities of $19.8 million for the comparable period in 2007, a difference of $92.6 million, or 467.3%. The difference was primarily attributable to $144.4 million in net proceeds received from PCA's notes offering described below, partially offset by a debt prepayment of $20.0 million made in the first quarter of 2008, $20.4 million in repurchases of PCA common stock during the first quarter of 2008, $5.4 million in additional dividends paid on PCA's common stock during the first quarter of 2008 compared to the same period in 2007, and lower proceeds from the issuance of common stock upon exercise of stock options of $5.4 million during the three months ended March 31, 2008 compared to the same period in 2007.

        In connection with the notes offering in March of 2008, PCA received proceeds, net of discount, of $149.9 million and paid $4.4 million for settlement of a treasury lock that it entered into to protect against increases in the 10-year U.S. Treasury rate, which served as a reference in determining the interest rate applicable to the notes. PCA also incurred financing costs in the amount of $1.1 million in connection with the notes offering.

        PCA's primary sources of liquidity are net cash provided by operating activities, borrowing availability under PCA's revolving credit facility, and additional borrowings under PCA's receivables credit facility. As of March 31, 2008, PCA had $121.6 million in unused borrowing capacity under its credit agreements, net of the impact on this borrowing capacity of $19.4 million of outstanding letters of credit. In April 2008, PCA entered into a new revolving credit facility, under which it may borrow up to $150.0 million for general corporate purposes. Currently, PCA's primary uses of cash are for capital expenditures, debt service, declared common stock dividends and common stock repurchases, which it expects to be able to fund from these sources.

        The following table provides the outstanding balances and the weighted average interest rates as of March 31, 2008 for PCA's revolving credit facility, the receivables credit facility, and the five- and ten-year senior notes:

Borrowing Arrangement	Principal Balance at March 31, 2008	Weighted Average Interest Rate	Projected Annual Cash Interest Payments
(In thousands)
Senior Credit Facility:
Revolving credit facility	$—	N/A	N/A
Receivables Credit Facility	109,000	3.31%	$3,609
4 3/8% Five-Year Notes (due August 1, 2008)	150,000	4.38	6,570
5 3/4% Ten-Year Notes (due August 1, 2013)	400,000	5.75	23,000
6 1/2% Ten-Year Notes (due March 15, 2018)	150,000	6.50	9,750

Total	$809,000	5.31%	$42,929

        The above table excludes unamortized debt discount of $1.9 million at March 31, 2008. It also excludes from the projected annual cash interest payments, the non-cash income from the annual amortization of the $27.0 million received in July 2003 and the non-cash expense from the annual amortization of the $4.4 million paid in March 2008 to settle the treasury locks related to the five- and ten-year notes. The amortization is being recognized over the term of the five- and ten-year notes and is included in interest expense, net.

        On March 25, 2008, PCA issued $150.0 million of 6.50% senior notes due March 15, 2018 through a registered public offering. PCA will use the proceeds of this offering, together with cash on hand, to repay all of the $150.0 million of outstanding 4 3/8% senior notes due August 1, 2008.

        On March 31, 2008, PCA repaid all borrowings under its old senior credit facility. This facility was replaced with a senior credit facility that provides a new $150.0 million revolving credit facility, including a $35.0 million subfacility for letters of credit. The new senior credit facility closed on April 15, 2008.

        The new revolving credit facility is available to fund PCA's working capital requirements, capital expenditures and other general corporate purposes. The new revolving credit facility will terminate in April 2013. The receivables credit facility will terminate in October 2008. The Company plans to refinance this facility in 2008.

        The instruments governing PCA's indebtedness limit, among other things, the ability of PCA and its subsidiaries to:

  •
  enter into sale and leaseback transactions,

  •
  incur liens,

  •
  incur indebtedness at the subsidiary level,

  •
  enter into certain transactions with affiliates, or

  •
  merge or consolidate with any other person or sell or otherwise dispose of all or substantially all of the assets of PCA.

        These limitations could limit our corporate and operating activities.

        In addition, we must maintain minimum net worth, maximum debt to total capitalization and minimum interest coverage ratios under the senior credit facility. A failure to comply with the restrictions contained in our senior credit facility could lead to an event of default, which could result in an acceleration of such indebtedness. Such an acceleration may also constitute an event of default under the notes indentures and the receivables credit facility. As of March 31, 2008, PCA was in compliance with these covenants.

        PCA currently expects to incur capital expenditures of $110.0 million to $120.0 million in 2008. These expenditures will be used primarily for maintenance capital, cost reduction, business growth and environmental compliance. As of March 31, 2008, PCA spent $34.5 million for capital expenditures and had committed to spend an additional $56.6 million in the remainder of 2008 and beyond.

        PCA believes that its net cash generated from operating activities, available cash reserves and available borrowings under its committed credit facilities and available capital through access to capital markets will be adequate to meet its current and future liquidity and capital requirements, including payments of any declared common stock dividends. As its debt or credit facilities become due, PCA will need to repay, extend or replace such facilities, which will be subject to future economic conditions and financial, business and other factors, many of which are beyond PCA's control.

Market Risk and Risk Management Policies

        PCA is exposed to the impact of interest rate changes and changes in the market value of its financial instruments. PCA periodically enters into derivatives in order to minimize these risks, but not for trading purposes. On January 17, 2008, in connection with a contemplated issuance of 10-year debt securities, PCA entered into an interest rate protection agreement with a counterparty to lock in the then current interest rate on 10-year U.S. Treasury notes to protect against increases in the 10-year U.S. Treasury note rate. This rate served as a reference in determining the interest rate applicable to the 10-year notes due 2018 issued in March 2008. As a result of a decrease in the interest rate on the 10-year U.S. Treasury notes between the date of the agreement and the time PCA priced its offering of those notes, PCA paid $4.4 million to the counterparty on March 25, 2008, the date of settlement. As of March 31, 2008, PCA was not a party to any derivative instruments.

        The interest rates on approximately 87% of PCA's debt are fixed. A one percent increase in interest rates related to variable rate debt would have resulted in an increase in interest expense and a corresponding decrease in income before taxes of $1.1 million annually. In the event of a change in interest rates, management could take actions to mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in PCA's financial structure.

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

Impact of Inflation

        PCA does not believe that inflation has had a material impact on its financial position or results of operations during the three -month periods ending March 31, 2008 and 2007.

Off-Balance Sheet Arrangements

        PCA does not have any off-balance sheet arrangements as of March 31, 2008 that would require disclosure under SEC FR-67, "Disclosure in Management's Discussion and Analysis About Off-Balance Sheet Arrangement and Aggregate Contractual Obligations."

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

        PCA has included in its Annual Report on Form 10-K for the year ended December 31, 2007, a discussion of its critical accounting policies which we believe affect our more significant judgments and estimates used in the preparation of our consolidated financial statements. PCA has not made any changes in any of these critical accounting policies during the first three months of 2008.

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

  •
  fluctuations in purchased energy costs;

  •
  the possibility of unplanned outages or interruptions at our principal facilities; and

  •
  legislative or regulatory requirements, particularly concerning environmental matters.

        Our actual results, performance or achievement could differ materially from those expressed in, or implied by, these forward-looking statements, and accordingly, we can give no assurances that any of the events anticipated by the forward-looking statements will transpire or occur, or if any of them do occur, what impact they will have on our results of operations or financial condition. In view of these uncertainties, investors are cautioned not to place undue reliance on these forward-looking statements. We expressly disclaim any obligation to publicly revise any forward-looking statements that have been made to reflect the occurrence of events after the date hereof. For a discussion of other factors, risks and uncertainties that may affect our business, see Item 1A. Risk Factors included in Annual Report on Form 10-K for the year ended December 31, 2007.

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

        Prior to filing this report, PCA completed an evaluation under the supervision and with the participation of PCA's management, including PCA's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of PCA's disclosure controls and procedures as of March 31, 2008. The evaluation of PCA's disclosure controls and procedures included a review of the controls' objectives and design, PCA's implementation of the controls and the effect of the controls on the information generated for use in this report. Based on this evaluation, PCA's Chief Executive Officer and Chief Financial Officer concluded that PCA's disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2008.

        During the quarter ended March 31, 2008, there were no changes in internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, PCA's internal control over financial reporting.

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

Item 1A. Risk Factors

        There have been no material changes to the risk factors disclosed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

        The following table summarizes the Company's stock repurchases in the first quarter of 2008 under the 2007 plan:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan or Program(1)
January 1, 2008 to January 31, 2008	582,000	$23.16	582,000	$117,162,000
February 1, 2008 to February 29, 2008	—	—	—	117,162,000
March 1, 2008 to March 31, 2008	303,500	22.73	303,500	110,264,000

Total	885,500	$23.01	885,500	$110,264,000

(1)
On October 17, 2007, the Company announced a $150 million common stock repurchase program. All repurchased shares are retired. There is no expiration date for this common stock repurchase program.

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

Date: May 9, 2008

QuickLinks

PART I FINANCIAL INFORMATION
  Item 1. Financial Statements.
Packaging Corporation of America Condensed Consolidated Statements of Income (unaudited)
Packaging Corporation of America Condensed Consolidated Statements of Cash Flows (unaudited)
Packaging Corporation of America Notes to Condensed Consolidated Financial Statements (unaudited) March 31, 2008
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
  Item 3. Quantitative and Qualitative Disclosures About Market Risk.
  Item 4. Controls and Procedures.
PART II OTHER INFORMATION
SIGNATURES