Form 10-Q
period 2008-06-30
PACKAGING CORP OF AMERICA
filed 2008-08-08
CIK 75677

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2008
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 1-15399

PACKAGING CORPORATION OF AMERICA
(Exact Name of Registrant as Specified in its Charter)

Delaware	36-4277050
(State or other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)
1900 West Field Court Lake Forest, Illinois	60045 (Zip Code)
(Address of Principal Executive Offices)

(847) 482-3000
(Registrant’s telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of August 4, 2008, the Registrant had outstanding 103,609,152 shares of common stock, par value $0.01 per share.

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements.

Packaging Corporation of America

Condensed Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,
	2008	2007
		(Audited)
(In thousands, except share and per share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$297,604	$228,143
Accounts receivable, net of allowance for doubtful accounts and customer deductions of $6,001 and $5,651 as of June 30, 2008 and December 31, 2007, respectively	295,343	275,921
Inventories	205,042	204,356
Prepaid expenses and other current assets	19,845	6,702
Deferred income taxes	15,899	17,915

Total current assets	833,733	733,037
Property, plant and equipment, net	1,205,014	1,215,298
Goodwill	37,163	37,163
Other intangible assets, net	13,206	13,753
Other long-term assets	38,420	36,606

Total assets	$2,127,536	$2,035,857

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt and current maturities of long-term debt	$259,087	$278,747
Accounts payable	133,293	132,197
Dividends payable	31,157	31,534
Accrued interest	15,164	12,828
Accrued federal and state income taxes	14,295	6,062
Accrued liabilities	95,293	101,209

Total current liabilities	548,289	562,577
Long-term liabilities:
Long-term debt	548,226	398,501
Deferred income taxes	238,835	240,707
Pension and postretirement benefit plans	41,916	48,284
Other long-term liabilities	26,407	24,927

Total long-term liabilities	855,384	712,419
Stockholders’ equity:
Common stock, par value $.01 per share, 300,000,000 shares authorized, 103,455,648 shares and 105,018,679 shares issued as of June 30, 2008 and December 31, 2007, respectively	1,035	1,050
Additional paid in capital	395,925	432,916
Retained earnings	338,908	334,060
Accumulated other comprehensive income (loss):
Unrealized gain on treasury lock, net	7,327	13,151
Unfunded employee benefit obligations, net	(19,332)	(20,313)
Cumulative foreign currency translation adjustment	—	(3)

Total accumulated other comprehensive income (loss)	(12,005)	(7,165)

Total stockholders’ equity	723,863	760,861

Total liabilities and stockholders’ equity	$2,127,536	$2,035,857

See notes to condensed consolidated financial statements.

Packaging Corporation of America

Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended June 30,
	2008	2007
(In thousands, except per share amounts)

Net sales	$616,183	$585,628
Cost of sales	(488,960)	(445,518)

Gross profit	127,223	140,110
Selling and administrative expenses	(43,516)	(42,826)
Corporate overhead	(13,983)	(14,743)
Other expense, net	(5,551)	(2,317)

Income from operations	64,173	80,224
Interest expense, net	(8,197)	(6,928)

Income before taxes	55,976	73,296
Provision for income taxes	(20,784)	(27,069)

Net income	$35,192	$46,227

Weighted average common shares outstanding:
Basic	103,100	104,567
Diluted	103,890	105,518
Net income per common share:
Basic	$0.34	$0.44

Diluted	$0.34	$0.44

Dividends declared per common share	$0.30	$0.25

See notes to condensed consolidated financial statements.

Packaging Corporation of America

Condensed Consolidated Statements of Income
(Unaudited)

	Six Months Ended
	June 30,
	2008	2007
(In thousands, except per share amounts)

Net sales	$1,193,657	$1,144,787
Cost of sales	(948,355)	(891,690)

Gross profit	245,302	253,097
Selling and administrative expenses	(87,121)	(84,777)
Corporate overhead	(27,658)	(27,639)
Other expense, net	(9,204)	(3,761)

Income from operations	121,319	136,920
Interest expense, net	(14,500)	(14,060)

Income before taxes	106,819	122,860
Provision for income taxes	(39,554)	(45,442)

Net income	$67,265	$77,418

Weighted average common shares outstanding:
Basic	103,444	104,367
Diluted	104,253	105,302
Net income per common share:
Basic	$0.65	$0.74

Diluted	$0.65	$0.74

Dividends declared per common share	$0.60	$0.50

See notes to condensed consolidated financial statements.

Packaging Corporation of America

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2008	2007
(In thousands)

Cash Flows from Operating Activities:
Net income	$67,265	$77,418
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	72,495	74,482
Amortization of financing costs	379	344
Amortization of net gain on treasury lock	(1,438)	(1,554)
Share-based compensation expense	3,811	4,582
Deferred income tax provision	(10)	(6,340)
Loss on disposals of property, plant and equipment	4,356	2,213
Excess tax benefits from share-based awards	—	323
Changes in operating assets and liabilities:
Increase in assets —
Accounts receivable	(19,422)	(25,924)
Inventories	(686)	(2,784)
Prepaid expenses and other current assets	(13,143)	(9,406)
Increase (decrease) in liabilities —
Accounts payable	1,096	14,358
Accrued liabilities	(4,632)	(661)
Other, net	571	2,602

Net cash provided by operating activities	110,642	129,653

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(65,631)	(41,938)
Additions to other long term assets	(2,525)	(1,535)
Proceeds from disposals of property, plant and equipment	825	226

Net cash used for investing activities	(67,331)	(43,247)

Cash Flows from Financing Activities:
Payments on long-term debt	(20,115)	(72)
Proceeds from long-term debt issued	149,939	—
Financing costs paid	(835)	—
Settlement of treasury lock	(4,386)	—
Common stock dividends paid	(62,803)	(52,397)
Repurchases of common stock	(36,836)	—
Proceeds from exercise of stock options	822	10,109
Excess tax benefits from share-based awards	364	2,192

Net cash provided by (used for) financing activities	26,150	(40,168)

Net increase in cash and cash equivalents	69,461	46,238
Cash and cash equivalents, beginning of period	228,143	161,837

Cash and cash equivalents, end of period	$297,604	$208,075

See notes to condensed consolidated financial statements.

Packaging Corporation of America

Notes to Condensed Consolidated Financial Statements
(Unaudited)
June 30, 2008

1.	Basis of Presentation

The condensed consolidated financial statements as of June 30, 2008 and 2007 of Packaging Corporation of America (“PCA” or the “Company”) and for the three- and six-month periods then ended are unaudited but include all adjustments (consisting only of normal recurring adjustments) that management considers necessary for a fair presentation of such financial statements. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with Article 10 of SEC Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete audited financial statements. Operating results for the period ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. These condensed consolidated financial statements should be read in conjunction with PCA’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

Packaging Corporation of America

Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
June 30, 2008

2.	Summary of Accounting Policies (Continued)

Comprehensive Income

Comprehensive income is as follows:

	Three Months Ended
	June 30,
	2008	2007
(In thousands)

Net income	$35,192	$46,227
Other comprehensive income, net of tax:
Amortization of unfunded employee benefit obligations	491	452
Amortization of net gain on treasury lock	(667)	(777)

Comprehensive income	$35,016	$45,902

	Six Months Ended
	June 30,
	2008	2007
(In thousands)

Net income	$67,265	$77,418
Other comprehensive income, net of tax:
Amortization of unfunded employee benefit obligations	981	904
Amortization of net gain on treasury lock	(1,438)	(1,554)
Settlement of treasury lock	(4,386)	—
Cumulative foreign currency translation adjustment	3	—

Comprehensive income	$62,425	$76,768

On June 12, 2003, in connection with a contemplated issuance of five-year and ten-year debt securities, PCA entered into interest rate protection agreements with a counterparty to protect against increases in the five-year and ten-year U.S. Treasury Note rates. On January 17, 2008, in connection with the issuance of ten-year debt securities in March 2008, PCA entered into an interest rate protection agreement with a counterparty to protect against increases in the ten-year U.S. Treasury Note rate. These treasury rates served as references in determining the interest rates applicable to the debt securities the Company issued in July 2003 and March 2008. As a result of changes in the interest rates on those treasury securities between the time PCA entered into the agreements and the time PCA priced and issued the debt securities, the Company: (1) received a payment of $27.0 million from the counterparty upon settlement of the 2003 interest rate protection agreements on July 21, 2003; and (2) made a payment of $4.4 million to the counterparty upon settlement of the 2008 interest rate protection agreement on March 25, 2008. The Company recorded the settlements in accumulated other comprehensive income (loss) and is amortizing the $27.0 million gain and $4.4 million loss to interest expense over the lives of the respective notes.

Recent Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities will be required to provide enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”

Packaging Corporation of America

Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
June 30, 2008

2.	Summary of Accounting Policies (Continued)

and its related interpretations, and how derivative instruments and related items affect an entity’s financial position, operations and cash flows. SFAS No. 161 is effective as of the beginning of an entity’s fiscal year that begins after November 15, 2008. Early adoption is permitted. The Company is assessing SFAS No. 161 and has not yet determined the impact that the adoption of SFAS No. 161 will have on its results of operations.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations.” SFAS No. 141(R) significantly changes the accounting for and reporting of business combination transactions in consolidated financial statements. These significant changes include: (1) recognition of 100% of the fair value of assets acquired, liabilities assumed and noncontrolling interests of acquired businesses, even if 100% of the business has not been acquired; (2) recognition of contingent consideration arrangements and preacquisition gain and loss contingencies at their acquisition-date fair values; (3) capitalization of research and development assets acquired at acquisition-date fair value; (4) recognition of acquisition-related transaction costs as expense when incurred; and (5) recognition of acquisition-related restructuring cost accruals only if the criteria in SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” are met as of the acquisition date. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008. Early adoption is not permitted. To the extent the Company makes an acquisition after December 31, 2008, SFAS No. 141(R) will impact the Company’s accounting for such acquisition.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115.” This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendments to SFAS No. 115, “Accounting for Certain Investments In Debt and Equity Securities,” apply to all entities with available-for-sale and trading securities. SFAS No. 159 was effective as of the beginning of an entity’s first fiscal year that began after November 15, 2007. On January 1, 2008, the Company decided not to adopt the fair value option for any of its financial instruments.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132(R).” SFAS No. 158 requires plan sponsors of defined benefit pension and other postretirement benefit plans (collectively, “postretirement benefit plans”) to recognize the funded status of their postretirement benefit plans in the statement of financial position, measure the fair value of plan assets and benefit obligations as of the date of the fiscal year end statement of financial position, and provide additional disclosures. These requirements were effective for fiscal years ending after December 15, 2006, with the exception of the requirement to measure plan assets and benefit obligations as of the plan sponsor’s fiscal year-end. This requirement is effective for fiscal years ending after December 15, 2008. On December 31, 2006, the Company adopted the recognition and disclosure provisions of SFAS No. 158. The Company will adopt the measurement provision of SFAS No. 158 by December 31, 2008, as required. The cumulative effect of adopting this provision will be recorded in retained earnings and other accounts as applicable. The Company expects that the adoption of the measurement provision of SFAS No. 158 will decrease retained earnings by $3.3 million, increase the obligation for pension and postretirement benefit plans by $5.5 million, and decrease deferred taxes by $2.2 million.

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

Packaging Corporation of America

Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
June 30, 2008

3.	Earnings Per Share

The following table sets forth the computation of basic and diluted income per common share for the periods presented.

	Three Months Ended
	June 30,
	2008	2007
(In thousands, except per share data)

Numerator:
Net income	$35,192	$46,227
Denominator:
Basic common shares outstanding	103,100	104,567
Effect of dilutive securities:
Stock options	362	644
Unvested restricted stock	428	307

Dilutive common shares outstanding	103,890	105,518

Basic income per common share	$0.34	$0.44
Diluted income per common share	$0.34	$0.44

	Six Months Ended
	June 30,
	2008	2007
(In thousands, except per share data)

Numerator:
Net income	$67,265	$77,418
Denominator:
Basic common shares outstanding	103,444	104,367
Effect of dilutive securities:
Stock options	375	647
Unvested restricted stock	434	288

Dilutive common shares outstanding	104,253	105,302

Basic income per common share	$0.65	$0.74
Diluted income per common share	$0.65	$0.74

4.	Stock-Based Compensation

In October 1999, the Company adopted a long-term equity incentive plan, which provides for grants of stock options, stock appreciation rights, restricted stock and performance awards to directors, officers and employees of PCA, as well as others who engage in services for PCA. Option awards granted to directors, officers and employees have contractual lives of seven or ten years. Options granted to officers and employees vest ratably over a three- or four-year period, whereas options granted to directors vest immediately. The plan, which will terminate on October 19, 2009, provides for the issuance of up to 6,550,000 shares of common stock. As of June 30, 2008, options or restricted stock for 5,816,661 shares have been granted, net of forfeitures. Forfeitures are added back to the pool of shares of common stock available to be granted at a future date. On July 2, 2008, the Company granted

Packaging Corporation of America

Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
June 30, 2008

4.	Stock-Based Compensation (Continued)

364,455 shares of restricted stock at a closing price of $21.14 per share to certain of its employees. The Company will begin recognizing the compensation expense associated with this restricted stock award in July of 2008.

The Company measures and records stock-based compensation cost in accordance with SFAS No. 123(R), “Share-Based Payment.” Stock compensation cost includes: (a) compensation cost for all share-based payments granted prior to, but not vested, as of January 1, 2006, the effective date of SFAS 123(R), based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). Compensation expense for both stock options and restricted stock recognized in the condensed consolidated statements of income for the three- and sixth- month periods ended June 30, 2008 and 2007 was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
(In thousands)

Stock options	$526	$718	$1,088	$1,408
Restricted stock	1,393	2,344	2,723	3,174

Impact on income before income taxes	1,919	3,062	3,811	4,582
Income tax benefit	(745)	(1,193)	(1,479)	(1,786)

Impact on net income	$1,174	$1,869	$2,332	$2,796

The Company uses the Black-Scholes-Merton option-pricing model to estimate the fair value of each option grant as of the date of grant. Expected volatilities are based on historical volatility of the Company’s common stock. The expected life of the option is estimated using historical data pertaining to option exercises and employee terminations. Separate groups of employees that have similar historical exercise behavior are considered separately for estimating the expected life. The risk-free interest rate is based on U.S. Treasury yields in effect at the time of grant. There were no option grants during the first six months of 2008.

A summary of the Company’s stock option activity and related information follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term (years)	Value
				(In thousands)

Outstanding at December 31, 2007	2,396,096	$19.62
Exercised	(64,959)	13.07
Forfeited	(9,948)	21.81

Outstanding at June 30, 2008	2,321,189	$19.80	4.5	$6,018

Outstanding — vested or expected to vest at June 30, 2008	2,312,695	$19.78	4.5	$6,015

Exercisable at June 30, 2008	2,073,237	$19.32	4.4	$5,959

The total intrinsic value of options exercised during the three months ended June 30, 2008 and 2007 was $388,000 and $3,285,000, respectively, and during the six months ended June 30, 2008 and 2007 was $753,000 and

Packaging Corporation of America

Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
June 30, 2008

4.	Stock-Based Compensation (Continued)

$6,489,000, respectively. As of June 30, 2008, there was $1,081,000 of total unrecognized compensation cost related to non-vested stock option awards granted under the Company’s equity incentive plan. The Company expects to recognize the cost of these stock option awards over a weighted-average period of 1.6 years.

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

	2008		2007
		Fair Market		Fair Market
		Value at		Value at
		Date of		Date of
	Shares	Grant	Shares	Grant
(Dollars in thousands)

Restricted stock at January 1	764,705	$17,490	610,380	$12,964
Granted	10,000	242	240,920	6,210
Vested	(84,600)	(2,030)	(64,500)	(1,184)
Cancellations	(3,090)	(70)	(3,450)	(73)

Restricted stock at June 30	687,015	$15,632	783,350	$17,917

As of June 30, 2008, there was $5,894,000 of total unrecognized compensation costs related to the above restricted stock awards. The Company expects to recognize the cost of these stock awards over a weighted-average period of 2.3 years.

5.	Inventories

The components of inventories are as follows:

	June 30,	December 31,
	2008	2007
		(Audited)
(In thousands)

Raw materials	$93,491	$89,576
Work in process	7,976	6,709
Finished goods	73,141	71,983
Supplies and materials	87,777	86,818

Inventories at FIFO or average cost	262,385	255,086
Excess of FIFO or average cost over LIFO cost	(57,343)	(50,730)

Inventories, net	$205,042	$204,356

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

Packaging Corporation of America

Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
June 30, 2008

6.	Goodwill and Other Intangible Assets

Goodwill

There were no changes in the carrying amount of goodwill for the period ended June 30, 2008.

Other Intangible Assets

The components of other intangible assets are as follows:

		As of June 30, 2008		As of December 31, 2007
	Weighted	Gross		Gross
	Average	Carrying	Accumulated	Carrying	Accumulated
	Remaining Life	Amount	Amortization	Amount	Amortization
(In thousands)				(Audited)

Customer lists and relations	31.3 years	$17,441	$4,428	$17,441	$4,022
Covenants not to compete	0.8 years	2,292	2,099	2,292	1,958

Total other intangible assets		$19,733	$6,527	$19,733	$5,980

7.	Employee Benefit Plans and Other Postretirement Benefits

For the three and six months ended June 30, 2008 and 2007, net pension costs were comprised of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
(In thousands)

Components of Net Pension Costs
Service cost for benefits earned during the year	$4,445	$4,493	$8,890	$8,986
Interest cost on accumulated benefit obligation	1,957	1,563	3,914	3,126
Expected return on assets	(2,145)	(1,190)	(4,289)	(2,380)
Net amortization of unrecognized amounts	868	808	1,736	1,616

Net pension costs	$5,125	$5,674	$10,251	$11,348

The Company makes pension plan contributions that are sufficient to fund its actuarially determined costs, generally equal to the minimum amounts required by the Employee Retirement Income Security Act (ERISA). However, from time to time the Company may make discretionary contributions in excess of the required minimum amounts. The Company expects to contribute $25.4 million to the pension plans in 2008, of which $11.3 million has been contributed through June 30, 2008.

Packaging Corporation of America

Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
June 30, 2008

7.	Employee Benefit Plans and Other Postretirement Benefits (Continued)

For the three and six months ended June 30, 2008 and 2007, net postretirement costs were comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
(In thousands)

Components of Net Postretirement Costs
Service cost for benefits earned during the year	$267	$248	$534	$496
Interest cost on accumulated benefit obligation	197	160	394	320
Net amortization of unrecognized amounts	(60)	(63)	(120)	(126)

Net postretirement costs	$404	$345	$808	$690

8.	Debt

A summary of debt is set forth in the following table:

	June 30,	December 31,
	2008	2007
(In thousands)		(Audited)

Senior credit facility —
Term loan, effective interest rate of 6.13% as of December 31, 2007	$—	$20,000
Receivables credit facility, effective interest rate of 2.99% and 5.39% as of June 30, 2008 and December 31, 2007, respectively, due October 3, 2008	109,000	109,000
Senior notes, net of discount of $68 as of December 31, 2007, interest at 4.38% payable semi-annually, due August 1, 2008	150,000	149,932
Senior notes, net of discount of $1,714 and $1,886 as of June 30, 2008 and December 31, 2007, respectively, interest at 5.75% payable semi-annually, due August 1, 2013	398,286	398,114
Senior notes, net of discount of $60 as of June 30, 2008, interest at 6.50% payable semi-annually, due March 15, 2018	149,940	—
Other	87	202

Total	807,313	677,248
Less current portion	259,087	278,747

Total long-term debt	$548,226	$398,501

On March 25, 2008, PCA issued $150.0 million of 6.50% senior notes due March 15, 2018 through a registered public offering. PCA used the proceeds of this offering, together with cash on hand, to repay all of the $150.0 million of outstanding 4 3/8% senior notes on August 1, 2008.

On April 15, 2008, PCA replaced its existing senior credit facility that was scheduled to expire later in 2008, with a new five-year $150.0 million senior revolving credit facility. As of June 30, 2008, the Company had $130.6 million in unused borrowing capacity under this facility due to the impact on this borrowing capacity of $19.4 million of outstanding letters of credit.

Packaging Corporation of America

Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
June 30, 2008

8.	Debt (Continued)

The instruments governing PCA’s indebtedness contain covenants that limit the ability of PCA and its subsidiaries to enter into sale and leaseback transactions, incur liens, enter into certain transactions with affiliates, merge or consolidate with any other person or sell or otherwise dispose of all or substantially all of the assets of the Company. The senior credit facility also requires PCA to comply with certain financial covenants, including maintaining a minimum interest coverage ratio, a maximum ration of debt to total capitalization, and a minimum net worth level. A failure to comply with these restrictions could lead to an event of default, which could result in an acceleration of any outstanding indebtedness and/or prohibit us from drawing on the revolving credit facility. At June 30, 2008, the Company was in compliance with these covenants.

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

Level 1 — observable inputs such as quoted prices in active markets

Level 2 — inputs, other than quoted prices in active markets, that are observable either directly or indirectly

Level 3 — unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions

Assets and liabilities measured at fair value are based on one or more of three valuation techniques noted in SFAS No. 157. The valuation techniques are as follows:

(a) Market approach — prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities

(b) Cost approach — amount that would be required to replace the service capacity of an asset (replacement cost)

(c) Income approach — techniques to convert future amounts to a single present amount based on market expectations (including present value techniques, option-pricing and excess earnings models)

Assets and liabilities measured at fair value on a recurring basis are as follows:

		Quoted Prices in
		Active Markets for
	June 30,	Identical Assets	Valuation
	2008	(Level 1)	Technique
(In thousands)

Money Market Funds	$223,900	$223,900	(a	)

Packaging Corporation of America

Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)
June 30, 2008

9.	Fair Value Measurements (Continued)

There were no changes in the Company’s valuation techniques used to measure fair values on a recurring basis as a result of adopting SFAS No. 157. PCA had no assets or liabilities that were measured on a nonrecurring basis.

10.	Stock Repurchase Program

On October 17, 2007, the Company announced that its Board of Directors authorized a $150.0 million common stock repurchase program. There is no expiration date for the common stock repurchase program. Through June 30, 2008, the Company repurchased 2,546,029 shares of common stock, with 984,400 shares repurchased during the second quarter of 2008. As of June 30, 2008, $88.6 million of the $150.0 million authorization remains available for repurchase of the Company’s common stock.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Packaging Corporation of America, or PCA, is the fifth largest producer of containerboard and corrugated products in the United States, based on production capacity. During the second quarter of 2008, we produced approximately 614,000 tons of containerboard at our mills, of which about 80% was consumed in our corrugated products manufacturing plants, 13% was sold to domestic customers and 7% was sold in the export market. Our corrugated products manufacturing plants sold about 8.0 billion square feet (“bsf”) of corrugated products during the second quarter of 2008. Our net sales to third parties totaled $616.2 million in second quarter 2008, and were $1,193.7 million for the six months ended June 30, 2008.

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

Reported industry-wide shipments of corrugated products decreased 2.1% for the three months ended June 30, 2008 compared to the same period in 2007. During this same period, industry containerboard inventory levels remained at historically low levels. Industry inventories of containerboard at the end of the second quarter were at the lowest June ending level in the past 30 years on a weeks-of-supply basis. Industry publications reported that linerboard prices remained unchanged during the second quarter and were $40 per ton higher than the second quarter of 2007 due to the August 2007 $40 per ton containerboard price increase. After the end of the second quarter of 2008, July industry publications reported that prices for containerboard, both linerboard and corrugating medium, had risen an additional $55 per ton.

The cost to manufacture containerboard is dependent, in large part, on the costs of wood fiber, recycled fiber, purchased fuels, electricity and labor and fringe benefits. While energy and other costs are significant in the manufacture of corrugated products, labor and fringe benefits make up the largest component of corrugated products’ manufactured costs, excluding the cost of containerboard.

During the second quarter of 2008, purchased fuel costs increased significantly from virtually all sources. Price increases occurred in fuels such as natural gas, fuel oil and diesel and related products such as chemicals and electricity. The impact of these fuel increases also affected transportation costs for inbound materials such as wood and recycled fiber as well as for outbound finished goods. Energy related costs were higher than the first quarter of 2008 and also the second quarter of 2007. Although industry publications reported that average prices for recycled fiber in the second quarter of 2008 were about 20% higher than the second quarter of 2007, monthly prices declined during the second quarter.

For the quarter ended June 30, 2008, PCA’s net income was lower than the prior year’s second quarter. The decline was primarily due to increased costs of energy and energy related items, start-up costs for two major mill projects, costs related to debt refinancing, mill maintenance outage costs, labor costs and tornado damage at two facilities. These additional costs were partially offset by increased product pricing for both containerboard and corrugated products, reflecting the full realization of the August 2007 price increase. Outside containerboard sales to third parties increased 4,000 tons, or 3.3% and corrugated product sales volume decreased 0.4% in total and 2.0% per workday, compared to last year’s second quarter.

We expect our income from operations for the third quarter of 2008 to be higher than our income from operations for the second quarter of 2008, primarily due to higher prices for containerboard and corrugated products and no planned mill downtime for maintenance work. These increases are expected to be partially offset by higher prices paid for energy and energy related items, including transportation, chemicals and materials.

Results of Operations

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

The historical results of operations of PCA for the three months ended June 30, 2008 and 2007 are set forth below:

	Three Months Ended June 30,
(In thousands)	2008	2007	Change

Net sales	$616,183	$585,628	$30,555

Income from operations	$64,173	$80,224	$(16,051)
Interest expense, net	(8,197)	(6,928)	(1,269)

Income before taxes	55,976	73,296	(17,320)
Provision for income taxes	(20,784)	(27,069)	6,285

Net income	$35,192	$46,227	$(11,035)

Net Sales

Net sales increased by $30.6 million, or 5.2%, for the three months ended June 30, 2008 from the comparable period in 2007, primarily as a result of increased sales prices of corrugated products and containerboard to third parties. The increased sales prices resulted from the August 2007 increase in containerboard prices described above and the realization of those price increases in our sales of corrugated products and containerboard.

Total corrugated products volume sold for the three months ended June 30, 2008 decreased 0.4% to 7.97 billion square feet (“bsf”) compared to 8.0 bsf in the second quarter of 2007. On a comparable shipment-per-workday basis, corrugated products sales volume decreased 2.0% for the three months ended June 30, 2008 compared to the same period in 2007. The percentage decrease, on a shipment-per-workday basis, was higher due to one additional workday in the second quarter of 2008 (64 days), those days not falling on a weekend or holiday, than the second quarter of 2007 (63 days). Containerboard volume sold to domestic and export customers was 3.3% higher for the three months ended June 30, 2008 compared to the three months ended June 30, 2007. Containerboard mill production for the three months ended June 30, 2008 was 614,000 tons compared to 615,000 tons in the same period in 2007.

Income From Operations

Income from operations decreased by $16.1 million, or 20.0%, for the three months ended June 30, 2008 compared to the three months ended June 30, 2007, primarily attributable to increased energy and energy related costs ($22.8 million), annual mill maintenance outage and repair costs ($5.1 million), labor costs ($3.4 million), expenses related to the start-up of two major mill projects and facility tornado damage ($2.7 million), medical costs ($2.5 million), fixed asset write-offs primarily related to mill capital projects ($1.5 million) and other increased costs which were individually insignificant. The impact of higher costs was partially offset by increased sales prices for corrugated products and containerboard ($25.3 million).

Gross profit decreased $12.9 million, or 9.2%, for the three months ended June 30, 2008 from the comparable period in 2007. Gross profit as a percentage of net sales decreased from 23.9% of net sales in the three months ended June 30, 2007 to 20.6% of net sales in the current quarter due primarily to the cost increases described above.

Selling and administrative expenses increased $0.7 million, or 1.6%, for the three months ended June 30, 2008 compared to the same period in 2007, primarily as a result of higher expenses related to travel, meeting and entertainment expenses ($0.4 million) and higher warehousing costs due to customer requirements ($0.3 million).

Corporate overhead decreased $0.8 million, or 5.2%, for the three months ended June 30, 2008 compared to the same period in 2007, primarily due to a reduction in travel, meeting and entertainment costs ($0.3 million) and a decrease in professional fees paid for human resource and other matters ($0.3 million).

Other expense for the three months ended June 30, 2008 increased $3.2 million, or 139.6%, compared to the three months ended June 30, 2007, primarily related to increased fixed asset write-offs described above ($1.5 million), tornado damage to facilities ($0.9 million) and an increase in legal expenses ($0.6 million).

Interest Expense, Net and Income Taxes

Net interest expense increased $1.3 million, or 18.3%, for the three months ended June 30, 2008 from the three months ended June 30, 2007, primarily as a result of additional interest expense on the Company’s higher debt levels as of June 30, 2008 compared to the same period in 2007, partially offset by lower interest expense on the Company’s receivables credit facility due to lower interest rates.

PCA’s effective tax rate was 37.1% for the three months ended June 30, 2008 and 36.9% for the comparable period in 2007. The effective tax rate varies from the U.S. federal statutory tax rate of 35% principally due to the impact of state and local income taxes offset by the domestic manufacturers’ deduction. The Company had no material changes impacting FIN No. 48 during the second quarter of 2008.

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

The historical results of operations of PCA for the six months ended June 30, 2008 and 2007 are set forth below:

	For the Six Months Ended June 30,
(In thousands)	2008	2007	Change

Net sales	$1,193,657	$1,144,787	$48,870

Income from operations	$121,319	$136,920	$(15,601)
Interest expense, net	(14,500)	(14,060)	(440)

Income before taxes	106,819	122,860	(16,041)
Provision for income taxes	(39,554)	(45,442)	5,888

Net income	$67,265	$77,418	$(10,153)

Net Sales

Net sales increased by $48.9 million, or 4.3%, for the six months ended June 30, 2008 from the comparable period in 2007, primarily due to increased sales prices of corrugated products and containerboard to third parties.

Corrugated products volume sold for the six months ended June 30, 2008 decreased 0.7% compared to the same period in 2007 on a total and shipment-per-workday basis. Total corrugated products shipments decreased 0.1 bsf from 15.7 bsf in the first six months of 2007 to 15.6 bsf in the first half of 2008. Containerboard volume sold to domestic and export customers was 0.4% lower for the six months ended June 30, 2008 compared to the six months ended June 30, 2007. Containerboard mill production for the first half of 2008 was 1,199,500 tons, which was equal to production during the same period in 2007.

Income From Operations

Income from operations decreased by $15.6 million, or 11.4%, for the six months ended June 30, 2008 compared to the six months ended June 30, 2007, primarily attributable to increased energy and energy related costs ($37.5 million), labor and fringe benefit costs ($7.2 million), mill maintenance outage costs ($5.3 million), recycled fiber costs ($3.6 million), medical costs ($3.5 million), fixed asset write-offs, primarily related to mill capital projects ($3.2 million), bad debt expense ($2.2 million) and start-up costs of two major mill projects ($1.9 million). The impact of higher costs was partially offset by increased sales prices for corrugated products and containerboard ($49.1 million).

Gross profit decreased $7.8 million, or 3.1%, for the six months ended June 30, 2008 from the comparable period in 2007. Gross profit as a percentage of net sales decreased from 22.1% of net sales in the six months ended June 30, 2007 to 20.6% of net sales in the first half of 2008 due primarily to the cost increases described above.

Selling and administrative expenses increased $2.3 million, or 2.8%, for the six months ended June 30, 2008 compared to the same period in 2007, primarily as a result of higher expenses related to labor and fringe benefit costs ($0.8 million), travel, meeting and entertainment expenses ($0.7 million), warehousing costs ($0.5 million) and information technology costs ($0.2 million).

Corporate overhead for the six months ended June 30, 2008 increased 0.1% compared to the same period in 2007.

Other expense for the six months ended June 30, 2008 increased $5.4 million, or 144.7%, compared to the six months ended June 30, 2007, due to higher fixed asset write-offs primarily related to mill capital projects ($3.2 million), tornado damage to facilities ($0.9 million) and an increase in legal expenses ($0.9 million).

Interest Expense, Net and Income Taxes

Net interest expense increased $0.4 million, or 3.1%, for the six months ended June 30, 2008 from the six months ended June 30, 2007, primarily as a result of additional interest expense on the Company’s higher debt levels as of June 30, 2008 compared to the same period in 2007, partially offset by lower interest expense on the Company’s receivables credit facility due to lower interest rates.

PCA’s effective tax rate was 37.0% for both the six months ended June 30, 2008 and June 30, 2007. The effective tax rate varies from the U.S. federal statutory tax rate of 35% principally due to the impact of state and local income taxes offset by the domestic manufacturers’ deduction. The Company had no material changes impacting FIN No. 48 during the first half of 2008.

Liquidity and Capital Resources

The following table presents a summary of our cash flows for the periods presented:

	Six Months Ended June 30,
(In thousands)	2008	2007	Change

Net cash provided by (used for):
Operating activities	$110,642	$129,653	$(19,011)
Investing activities	(67,331)	(43,247)	(24,084)
Financing activities	26,150	(40,168)	66,318

Net increase in cash and cash equivalents	$69,461	$46,238	$23,223

Operating Activities

Net cash provided by operating activities for the six months ended June 30, 2008 was $110.6 million, a decrease of $19.0 million, or 14.7%, from the comparable period in 2007. The decrease in net cash provided by operating activities was primarily the result of lower net income in 2008 of $10.2 million as previously described and higher requirements for operating assets and liabilities of $14.4 million, partially offset by a higher deferred tax provision of $6.3 million for the six months ended June 30, 2008 compared to the same period in 2007. The higher requirements for operating assets and liabilities were driven by unfavorable year over year changes in accounts payable ($13.3 million), accrued liabilities ($4.0 million), prepaid expenses and other current assets ($3.7 million) and higher 2008 pension contributions ($1.4 million), partially offset by favorable year over year changes in accounts receivable ($6.5 million) and inventories ($2.1 million). Changes in balances of operating assets and liabilities reflected the normal operation of PCA’s business during the first six months of 2008. Requirements for operating assets and liabilities are subject to PCA’s operating needs, the timing of collection of receivables and the payments of payables and expenses, and to seasonal fluctuations in the Company’s operations. The Company did not experience any significant unusual factors affecting these requirements during the first six months of 2008.

Investing Activities

Net cash used for investing activities for the six months ended June 30, 2008 increased $24.1 million, or 55.7%, to $67.3 million, compared to the six months ended June 30, 2007. The increase was primarily related to higher additions to property, plant and equipment of $23.7 million during the six months ended June 30, 2008 compared to the same period in 2007.

Financing Activities

Net cash provided by financing activities totaled $26.2 million for the six months ended June 30, 2008, compared to net cash used for financing activities of $40.2 million for the comparable period in 2007, a difference of $66.3 million, or 165.1%. The difference was primarily attributable to $144.7 million in net proceeds received from PCA’s notes offering described below, partially offset by a debt prepayment of $20.0 million made in the first quarter of 2008, $36.8 million in repurchases of PCA common stock during the first six months of 2008, $10.4 million in additional dividends paid on PCA’s common stock during the first six months of 2008 compared to the same period in 2007, and lower proceeds from the issuance of common stock upon exercise of stock options of $9.3 million during the six months ended June 30, 2008 compared to the same period in 2007.

In connection with the notes offering in March of 2008, PCA received proceeds, net of discount, of $149.9 million and paid $4.4 million for settlement of a treasury lock that it entered into to protect it against increases in the ten-year U.S. Treasury rate, which served as a reference in determining the interest rate applicable to the notes. PCA also incurred financing costs in the amount of $0.8 million in connection with the notes offering.

PCA’s primary sources of liquidity are net cash provided by operating activities, borrowings under PCA’s revolving credit facility, and additional borrowings under PCA’s receivables credit facility. As of June 30, 2008, PCA had $171.6 million in unused borrowing capacity under its existing credit agreements, net of the impact on this borrowing capacity of $19.4 million of outstanding letters of credit. Currently, PCA’s primary uses of cash are for capital expenditures, debt service, declared common stock dividends and common stock repurchases, which it expects to be able to fund from these sources.

The following table provides the outstanding balances and the weighted average interest rates as of June 30, 2008 for PCA’s revolving credit facility, the receivables credit facility, and the five- and ten-year senior notes:

				Projected
	Principal	Weighted		Annual
	Balance at	Average		Cash Interest
Borrowing Arrangement	June 30, 2008	Interest Rate		Payments
(In thousands)

Revolving Credit Facility	$—	N/A		N/A
Receivables Credit Facility	109,000	2.99%		$3,254
4 3/8% Five-Year Notes (due August 1, 2008)	150,000	N/A	(1)	N/A	(1)
5 3/4% Ten-Year Notes (due August 1, 2013)	400,000	5.75		23,000
6.50% Ten-Year Notes (due March 15, 2018)	150,000	6.50		9,750

Total	$809,000			$36,004

(1)	As the 4 3/8% five-year notes were paid off on August 1, 2008, the Company does not have any future cash interest payments associated with this debt.

The above table excludes unamortized debt discount of $1.8 million at June 30, 2008. It also excludes from the projected annual cash interest payments, the non-cash income from the annual amortization of the $27.0 million received in July 2003 and the non-cash expense from the annual amortization of the $4.4 million paid in March 2008 to settle the treasury locks related to the five- and ten-year notes. The amortization is being recognized over the term of the five- and ten-year notes and is included in interest expense, net.

On March 25, 2008, PCA issued $150.0 million of 6.50% senior notes due March 15, 2018 through a registered public offering. PCA used the proceeds of this offering, together with cash on hand, to repay all of the $150.0 million of outstanding 4 3/8% senior notes on August 1, 2008.

On March 31, 2008, PCA repaid all borrowings under its old senior credit facility. This facility was replaced with a senior credit facility that provides a new $150.0 million revolving credit facility, including a $35.0 million subfacility for letters of credit. The new senior credit facility closed on April 15, 2008.

The new revolving credit facility is available to fund PCA’s working capital requirements, capital expenditures and other general corporate purposes. The new revolving credit facility will terminate in April 2013. The receivables credit facility will terminate in October 2008. The Company plans to refinance this facility in 2008.

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

In addition, we must maintain minimum net worth, maximum debt to total capitalization and minimum interest coverage ratios under the senior credit facility. A failure to comply with the restrictions contained in our senior credit facility could lead to an event of default, which could result in an acceleration of any outstanding indebtedness and/or prohibit us from drawing on the revolving credit facility. Such an acceleration may also constitute an event of default under the notes indentures and the receivables credit facility. As of June 30, 2008, PCA was in compliance with these covenants.

PCA currently expects to incur capital expenditures of about $120.0 million in 2008. These expenditures will be used primarily for maintenance capital, cost reduction, business growth and environmental compliance. As of June 30, 2008, PCA spent $65.6 million for capital expenditures and had committed to spend an additional $56.0 million in the remainder of 2008 and beyond.

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

Market Risk and Risk Management Policies

PCA is exposed to the impact of interest rate changes and changes in the market value of its financial instruments. PCA periodically enters into derivatives in order to minimize these risks, but not for trading purposes. On January 17, 2008, in connection with the issuance of ten-year debt securities in March 2008, PCA entered into an interest rate protection agreement with a counterparty to lock in the then current interest rate on ten-year U.S. Treasury notes to protect against increases in the ten-year U.S. Treasury note rate. This rate served as a reference in determining the interest rate applicable to the ten-year notes due 2018 issued in March 2008. As a result of a decrease in the interest rate on the ten-year U.S. Treasury notes between the date of the agreement and the time PCA priced its offering of those notes, PCA paid $4.4 million to the counterparty on March 25, 2008, the date of settlement. As of June 30, 2008, PCA was not a party to any derivative instruments.

The interest rates on approximately 87% of PCA’s debt are fixed. A one percent increase in interest rates related to variable rate debt would have resulted in an increase in interest expense and a corresponding decrease in income before taxes of $1.1 million annually. In the event of a change in interest rates, management could take actions to mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in PCA’s financial structure.

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

Impact of Inflation

PCA does not believe that inflation has had a material impact on its financial position or results of operations during the three- and six-month periods ending June 30, 2008 and 2007.

Off-Balance Sheet Arrangements

PCA does not have any off-balance sheet arrangements as of June 30, 2008 that would require disclosure under SEC FR-67, “Disclosure in Management’s Discussion and Analysis About Off-Balance Sheet Arrangement and Aggregate Contractual Obligations.”

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to bad debts, inventories, intangible assets, pensions and other postretirement benefits, income taxes, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

PCA has included in its Annual Report on Form 10-K for the year ended December 31, 2007, a discussion of its critical accounting policies which we believe affect our more significant judgments and estimates used in the preparation of our consolidated financial statements. PCA has not made any changes in any of these critical accounting policies during the first six months of 2008.

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

Our actual results, performance or achievement could differ materially from those expressed in, or implied by, these forward-looking statements, and accordingly, we can give no assurances that any of the events anticipated by the forward-looking statements will transpire or occur, or if any of them do occur, what impact they will have on our results of operations or financial condition. In view of these uncertainties, investors are cautioned not to place undue reliance on these forward-looking statements. We expressly disclaim any obligation to publicly revise any forward-looking statements that have been made to reflect the occurrence of events after the date hereof. For a discussion of other factors, risks and uncertainties that may affect our business, see Item 1A. Risk Factors included in our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

For a discussion of market risks related to PCA, see Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Risk and Risk Management Policies” in this Quarterly Report on Form 10-Q.

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

Prior to filing this report, PCA completed an evaluation under the supervision and with the participation of PCA’s management, including PCA’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of PCA’s disclosure controls and procedures as of June 30, 2008. The evaluation of PCA’s disclosure controls and procedures included a review of the controls’ objectives and design, PCA’s implementation of the controls and the effect of the controls on the information generated for use in this report. Based on this evaluation, PCA’s Chief Executive Officer and Chief Financial Officer concluded that PCA’s disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2008.

During the quarter ended June 30, 2008, there were no changes in internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, PCA’s internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table summarizes the Company’s stock repurchases in the second quarter of 2008 under the 2007 plan:

				Approximate
			Total Number	Dollar Value
			of Shares	of Shares that
			Purchased as	may yet be
	Total Number	Average	Part of Publicly	Purchased Under
	of Shares	Price Paid	Announced	the Plan or
Period	Purchased	per Share	Plans or Programs	Program(1)
				(In thousands)

April 1, 2008 to April 30, 2008	349,400	$21.45	349,400	$102,771
May 1, 2008 to May 31, 2008	—	—	—	102,771
June 1, 2008 to June 30, 2008	635,000	22.25	635,000	88,640

Total	984,400	$21.97	984,400	$88,640

(1)	On October 17, 2007, the Company announced a $150.0 million common stock repurchase program. All repurchased shares are retired. There is no expiration date for this common stock repurchase program.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

We held an annual meeting of our shareholders on May 13, 2008 to vote on the following:

(a) To elect seven nominees to serve on our Board of Directors for an annual term that will expire at the 2009 annual meeting of shareholders and until their successors are elected and qualified. Our stockholders voted to elect all seven nominees. Votes for and votes withheld, by nominee, were as follows:

Nominee	For	Withheld

Paul T. Stecko	91,140,799	1,609,448
Cheryl K. Beebe	90,177,603	2,572,644
Henry F. Frigon	92,310,344	439,903
Hasan Jameel	90,175,670	2,574,577
Samuel M. Mencoff	92,351,358	398,889
Roger B. Porter	90,511,860	2,238,387
Rayford K. Williamson	92,336,347	413,900

(b) To ratify the Board’s appointment of Ernst & Young LLP as the independent registered public accounting firm for the fiscal year ending December 31, 2008. Our stockholders voted on this matter with 91,327,684 votes for and 1,266,510 votes against. There were 156,053 abstentions.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

10.1	Five Year Credit Agreement, dated as of April 15, 2008, by and among PCA and the lenders and agents named therein (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the registrant on April 18, 2008).
31.1	Certification of Chief Executive Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Packaging Corporation of America
(Registrant)

By:	/s/ Paul T. Stecko
Chairman and Chief Executive Officer

By:	/s/ Richard B. West
Senior Vice President and Chief Financial Officer

Date: August 8, 2008