Form 10-Q
period 2008-09-30
PACKAGING CORP OF AMERICA
filed 2008-11-10
CIK 75677

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2008
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 1-15399

PACKAGING CORPORATION OF AMERICA
(Exact Name of Registrant as Specified in its Charter)

Delaware	36-4277050
(State or other Jurisdiction of	(IRS Employer Identification No.)
Incorporation or Organization)

1900 West Field Court	60045
Lake Forest, Illinois	(Zip Code)
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☑
     As of November 6, 2008, the Registrant had outstanding 102,397,952 shares of common stock, par value $0.01 per share.

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements.
Packaging Corporation of America
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
	2008	2007
(In thousands, except share and per share amounts)		(Audited)
ASSETS

Current assets:
Cash and cash equivalents	$147,967	$228,143
Accounts receivable, net of allowance for doubtful accounts and customer deductions of $6,618 and $5,651 as of September 30, 2008 and December 31, 2007, respectively	305,894	275,921
Inventories	209,154	204,356
Prepaid expenses and other current assets	13,809	6,702
Deferred income taxes	23,714	17,915

Total current assets	700,538	733,037
Property, plant and equipment, net	1,200,445	1,215,298
Goodwill	37,163	37,163
Other intangible assets, net	12,937	13,753
Other long-term assets	38,347	36,606

Total assets	$1,989,430	$2,035,857

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Short-term debt and current maturities of long-term debt	$109,055	$278,747
Accounts payable	138,315	132,197
Dividends payable	31,097	31,534
Accrued interest	4,378	12,828
Accrued federal and state income taxes	13,630	6,062
Accrued liabilities	110,043	101,209

Total current liabilities	406,518	562,577
Long-term liabilities:
Long-term debt	548,313	398,501
Deferred income taxes	237,834	240,707
Pension and postretirement benefit plans	36,671	48,284
Other long-term liabilities	27,124	24,927

Total long-term liabilities	849,942	712,419
Stockholders’ equity:
Common stock, par value $.01 per share, 300,000,000 shares authorized, 103,519,652 shares and 105,018,679 shares issued as of September 30, 2008 and December 31, 2007, respectively	1,035	1,050
Additional paid in capital	398,047	432,916
Retained earnings	345,921	334,060
Accumulated other comprehensive income (loss):
Unrealized gain on treasury lock, net	6,820	13,151
Unfunded employee benefit obligations, net	(18,841)	(20,313)
Cumulative foreign currency translation adjustment	—	(3)

Total accumulated other comprehensive income (loss)	(12,021)	(7,165)
Common stock held in treasury, at cost (500 shares as of September 30, 2008)	(12)	—

Total stockholders’ equity	732,970	760,861

Total liabilities and stockholders’ equity	$1,989,430	$2,035,857

See notes to condensed consolidated financial statements.

Packaging Corporation of America
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended September 30,
(In thousands, except per share amounts)	2008	2007
Net sales	$620,785	$591,041
Cost of sales	(488,890)	(451,483)

Gross profit	131,895	139,558
Selling and administrative expenses	(44,792)	(42,027)
Corporate overhead	(15,728)	(13,964)
Other expense, net	(2,670)	(2,077)

Income from operations	68,705	81,490
Interest expense, net	(8,071)	(5,747)

Income before taxes	60,634	75,743
Provision for income taxes	(22,532)	(27,087)

Net income	$38,102	$48,656

Weighted average common shares outstanding:
Basic	102,562	104,648
Diluted	103,590	105,604
Net income per common share:
Basic	$0.37	$0.46

Diluted	$0.37	$0.46

Dividends declared per common share	$0.30	$0.25

See notes to condensed consolidated financial statements.

Packaging Corporation of America
Condensed Consolidated Statements of Income
(Unaudited)

	Nine Months Ended
	September 30,
(In thousands, except per share amounts)	2008	2007
Net sales	$1,814,442	$1,735,828
Cost of sales	(1,437,245)	(1,343,173)

Gross profit	377,197	392,655
Selling and administrative expenses	(131,913)	(126,804)
Corporate overhead	(43,386)	(41,603)
Other expense, net	(11,874)	(5,838)

Income from operations	190,024	218,410
Interest expense, net	(22,571)	(19,807)

Income before taxes	167,453	198,603
Provision for income taxes	(62,086)	(72,529)

Net income	$105,367	$126,074

Weighted average common shares outstanding:
Basic	103,147	104,462
Diluted	104,048	105,433
Net income per common share:
Basic	$1.02	$1.21

Diluted	$1.01	$1.20

Dividends declared per common share	$0.90	$0.75

See notes to condensed consolidated financial statements.

Packaging Corporation of America
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(In thousands)	2008	2007
Cash Flows from Operating Activities:
Net income	$105,367	$126,074
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	108,827	111,418
Amortization of financing costs	489	515
Amortization of net gain on treasury lock	(1,945)	(2,331)
Share-based compensation expense	7,441	6,514
Deferred income tax provision	(8,903)	(8,305)
Loss on disposals of property, plant and equipment	5,586	2,986
Excess tax benefits from share-based awards	—	386
Changes in operating assets and liabilities:
Increase in assets —
Accounts receivable	(29,973)	(37,174)
Inventories	(4,798)	(6,806)
Prepaid expenses and other current assets	(7,133)	(4,374)
Increase (decrease) in liabilities —
Accounts payable	6,118	16,016
Accrued liabilities	1,773	(12,823)
Other, net	(864)	(9,284)

Net cash provided by operating activities	181,985	182,812

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(98,268)	(68,833)
Additions to other long term assets	(2,882)	(1,600)
Proceeds from disposals of property, plant and equipment	952	1,078

Net cash used for investing activities	(100,198)	(69,355)

Cash Flows from Financing Activities:
Payments on long-term debt	(170,148)	(10,110)
Proceeds from long-term debt issued	149,939	—
Financing costs paid	(1,075)	—
Settlement of treasury lock	(4,386)	—
Common stock dividends paid	(93,960)	(78,711)
Repurchases of common stock	(45,334)	(7,788)
Proceeds from exercise of stock options	2,391	12,863
Excess tax benefits from share-based awards	610	2,598

Net cash used for financing activities	(161,963)	(81,148)

Net increase (decrease) in cash and cash equivalents	(80,176)	32,309
Cash and cash equivalents, beginning of period	228,143	161,837

Cash and cash equivalents, end of period	$147,967	$194,146

See notes to condensed consolidated financial statements.

Packaging Corporation of America
Notes to Condensed Consolidated Financial Statements
(Unaudited)
September 30, 2008
1. Basis of Presentation
     The condensed consolidated financial statements as of September 30, 2008 and 2007 of Packaging Corporation of America (“PCA” or the “Company”) and for the three- and nine-month periods then ended are unaudited but include all adjustments (consisting only of normal recurring adjustments) that management considers necessary for a fair presentation of such financial statements. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with Article 10 of SEC Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete audited financial statements. Operating results for the period ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. These condensed consolidated financial statements should be read in conjunction with PCA’s Annual Report on Form 10-K for the year ended December 31, 2007.
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
Comprehensive Income
     Comprehensive income is as follows:

	Three Months Ended
	September 30,
(In thousands)	2008	2007
Net income	$38,102	$48,656
Other comprehensive income, net of tax:
Amortization of unfunded employee benefit obligations	491	453
Amortization of net gain on treasury lock	(507)	(777)

Comprehensive income	$38,086	$48,332

Packaging Corporation of America
Notes to Condensed Consolidated Financial Statements
(Unaudited)
September 30, 2008
2. Summary of Accounting Policies (continued)

	Nine Months Ended
	September 30,
(In thousands)	2008	2007
Net income	$105,367	$126,074
Other comprehensive income, net of tax:
Amortization of unfunded employee benefit obligations	1,472	1,357
Amortization of net gain on treasury lock	(1,945)	(2,331)
Settlement of treasury lock	(4,386)	—
Cumulative foreign currency translation adjustment	3	—

Comprehensive income	$100,511	$125,100

     On June 12, 2003, in connection with a contemplated issuance of five-year and ten-year debt securities, PCA entered into interest rate protection agreements with a counterparty to protect against increases in the five-year and ten-year U.S. Treasury Note rates. On January 17, 2008, in connection with a contemplated issuance of ten-year debt securities, PCA entered into an interest rate protection agreement with a counterparty to protect against increases in the ten-year U.S. Treasury Note rate. These treasury rates served as references in determining the interest rates applicable to the debt securities the Company issued in July 2003 and March 2008. As a result of changes in the interest rates on those treasury securities between the time PCA entered into the agreements and the time PCA priced and issued the debt securities, the Company: (1) received a payment of $27.0 million from the counterparty upon settlement of the 2003 interest rate protection agreements on July 21, 2003; and (2) made a payment of $4.4 million to the counterparty upon settlement of the 2008 interest rate protection agreement on March 25, 2008. The Company recorded the settlements in accumulated other comprehensive income (loss) and is amortizing the $27.0 million gain and the $4.4 million loss to interest expense over the lives of the respective notes.
Recent Accounting Pronouncements
     In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities will be required to provide enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and its related interpretations, and how derivative instruments and related items affect an entity’s financial position, operations and cash flows. SFAS No. 161 is effective as of the beginning of an entity’s fiscal year that begins after November 15, 2008. Early adoption is permitted. The Company is assessing SFAS No. 161 and has not yet determined the impact that the adoption of SFAS No. 161 will have on its results of operations.
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
September 30, 2008
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
3. Earnings Per Share
     The following table sets forth the computation of basic and diluted income per common share for the periods presented.

	Three Months Ended
	September 30,
(In thousands, except per share data)	2008	2007
Numerator:
Net income	$38,102	$48,656
Denominator:
Basic common shares outstanding	102,562	104,648
Effect of dilutive securities:
Stock options	438	599
Unvested restricted stock	590	357

Dilutive common shares outstanding	103,590	105,604

Basic income per common share	$0.37	$0.46
Diluted income per common share	$0.37	$0.46

	Nine Months Ended
	September 30,
(In thousands, except per share data)	2008	2007
Numerator:
Net income	$105,367	$126,074
Denominator:
Basic common shares outstanding	103,147	104,462
Effect of dilutive securities:
Stock options	414	660
Unvested restricted stock	487	311

Dilutive common shares outstanding	104,048	105,433

Basic income per common share	$1.02	$1.21
Diluted income per common share	$1.01	$1.20

Packaging Corporation of America
Notes to Condensed Consolidated Financial Statements
(Unaudited)
September 30, 2008
4. Stock-Based Compensation
     In October 1999, the Company adopted a long-term equity incentive plan, which provides for grants of stock options, stock appreciation rights, restricted stock and performance awards to directors, officers and employees of PCA, as well as others who engage in services for PCA. Option awards granted to directors, officers and employees have contractual lives of seven or ten years. Options granted to officers and employees vest ratably over a three- or four-year period, whereas options granted to directors vest immediately. The plan, which will terminate on October 19, 2009, provides for the issuance of up to 6,550,000 shares of common stock. As of September 30, 2008, options or restricted stock for 6,177,927 shares have been granted, net of forfeitures. Forfeitures are added back to the pool of shares of common stock available to be granted at a future date.
     The Company measures and records stock-based compensation cost in accordance with SFAS No. 123(R), “Share-Based Payment.” Stock compensation cost includes: (a) compensation cost for all share-based payments granted prior to, but not vested, as of January 1, 2006, the effective date of SFAS 123(R), based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). Compensation expense for both stock options and restricted stock recognized in the condensed consolidated statements of income for the three- and nine- month periods ended September 30, 2008 and 2007 was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2008	2007	2008	2007
Stock options	$185	$529	$1,273	$1,937
Restricted stock	3,445	1,403	6,168	4,577

Impact on income before income taxes	3,630	1,932	7,441	6,514
Income tax benefit	(1,409)	(753)	(2,888)	(2,539)

Impact on net income	$2,221	$1,179	$4,553	$3,975

     The Company uses the Black-Scholes-Merton option-pricing model to estimate the fair value of each option grant as of the date of grant. Expected volatilities are based on historical volatility of the Company’s common stock. The expected life of the option is estimated using historical data pertaining to option exercises and employee terminations. Separate groups of employees that have similar historical exercise behavior are considered separately for estimating the expected life. The risk-free interest rate is based on U.S. Treasury yields in effect at the time of grant. There were no option grants during the first nine months of 2008.
     A summary of the Company’s stock option activity and related information follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term (years)	Value
				(In thousands)
Outstanding at December 31, 2007	2,396,096	$19.62
Exercised	(150,913)	16.03
Forfeited	(11,332)	22.03

Outstanding at September 30, 2008	2,233,851	$19.86	4.3	$8,302

Outstanding — vested or expected to vest at September 30, 2008	2,226,741	$19.84	4.3	$8,299

Exercisable at September 30, 2008	1,987,283	$19.37	4.1	$8,074

     The total intrinsic value of options exercised during the three months ended September 30, 2008 and 2007 was $636,000 and $1,532,000, respectively, and during the nine months ended September 30, 2008 and 2007 was $1,388,000 and $8,022,000, respectively. As of September 30, 2008, there was $896,000 of total unrecognized compensation cost related to non-vested stock option awards granted under the Company’s equity incentive plan. The Company expects to recognize the cost of these stock option awards over a weighted-average period of 1.4 years.
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

Packaging Corporation of America
Notes to Condensed Consolidated Financial Statements
(Unaudited)
September 30, 2008
4. Stock-Based Compensation (continued)

	2008		2007
		Fair Market		Fair Market
		Value at		Value at
		Date of		Date of
(Dollars in thousands)	Shares	Grant	Shares	Grant
Restricted stock at January 1	764,705	$17,490	610,380	$12,964
Granted	374,455	7,947	240,920	6,210
Vested	(91,995)	(2,209)	(74,205)	(1,407)
Cancellations	(4,895)	(110)	(4,740)	(103)

Restricted stock at September 30	1,042,270	$23,118	772,355	$17,664

     As of September 30, 2008, there was $10,116,000 of total unrecognized compensation costs related to the above restricted stock awards. The Company expects to recognize the cost of these stock awards over a weighted-average period of 2.9 years.
5. Inventories
     The components of inventories are as follows:

	September 30,	December 31,
	2008	2007
(In thousands)		(Audited)
Raw materials	$101,042	$89,576
Work in process	7,384	6,709
Finished goods	73,853	71,983
Supplies and materials	90,825	86,818

Inventories at FIFO or average cost	273,104	255,086
Excess of FIFO or average cost over LIFO cost	(63,950)	(50,730)

Inventories, net	$209,154	$204,356

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
6. Goodwill and Other Intangible Assets
Goodwill
     There were no changes in the carrying amount of goodwill for the period ended September 30, 2008.
Other Intangible Assets
     The components of other intangible assets are as follows:

		As of September 30, 2008		As of December 31, 2007
	Weighted	Gross		Gross
	Average	Carrying	Accumulated	Carrying	Accumulated
	Remaining Life	Amount	Amortization	Amount	Amortization
(In thousands)				(Audited)
Customer lists and relations	31.3 years	$17,441	$4,633	$17,441	$4,022
Covenants not to compete	0.6 years	2,292	2,163	2,292	1,958

Total other intangible assets		$19,733	$6,796	$19,733	$5,980

Packaging Corporation of America
Notes to Condensed Consolidated Financial Statements
(Unaudited)
September 30, 2008
7. Employee Benefit Plans and Other Postretirement Benefits
     For the three and nine months ended September 30, 2008 and 2007, net pension costs were comprised of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2008	2007	2008	2007
Components of Net Pension Costs
Service cost for benefits earned during the year	$4,445	$4,493	$13,335	$13,479
Interest cost on accumulated benefit obligation	1,957	1,563	5,871	4,689
Expected return on assets	(2,145)	(1,190)	(6,435)	(3,570)
Net amortization of unrecognized amounts	868	808	2,604	2,424

Net pension costs	$5,125	$5,674	$15,375	$17,022

     The Company makes pension plan contributions that are sufficient to fund its actuarially determined costs, generally equal to the minimum amounts required by the Employee Retirement Income Security Act (ERISA). However, from time to time the Company may make discretionary contributions in excess of the required minimum amounts. The Company expects to contribute $22.1 million to the pension plans in 2008, of which $19.0 million has been contributed through September 30, 2008.
     For the three and nine months ended September 30, 2008 and 2007, net postretirement costs were comprised of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2008	2007	2008	2007
Components of Net Postretirement Costs
Service cost for benefits earned during the year	$267	$248	$801	$744
Interest cost on accumulated benefit obligation	197	160	591	480
Net amortization of unrecognized amounts	(60)	(63)	(180)	(189)

Net postretirement costs	$404	$345	$1,212	$1,035

8. Debt
     A summary of debt is set forth in the following table:

	September 30,	December 31,
	2008	2007
(In thousands)		(Audited)
Senior credit facility —
Term loan, effective interest rate of 6.13% as of December 31, 2007	$—	$20,000
Receivables credit facility, effective interest rate of 3.67% and 5.39% as of September 30, 2008 and December 31, 2007, respectively, due September 18, 2009	109,000	109,000
Senior notes, net of discount of $68 as of December 31, 2007, interest at 4.38% payable semi-annually, repaid August 1, 2008	—	149,932
Senior notes, net of discount of $1,628 and $1,886 as of September 30, 2008 and December 31, 2007, respectively, interest at 5.75% payable semi-annually, due August 1, 2013	398,372	398,114
Senior notes, net of discount of $59 as of September 30, 2008, interest at 6.50% payable semi-annually, due March 15, 2018	149,941	—
Other	55	202

Total	657,368	677,248
Less current portion	109,055	278,747

Total long-term debt	$548,313	$398,501

     On March 25, 2008, PCA issued $150.0 million of 6.50% senior notes due March 15, 2018 through a registered public offering. PCA used the proceeds of this offering, together with cash on hand, to repay all of the $150.0 million of outstanding 4 3/8% senior notes on August 1, 2008.

Packaging Corporation of America
Notes to Condensed Consolidated Financial Statements
(Unaudited)
September 30, 2008
8. Debt (continued)
     On April 15, 2008, PCA replaced its existing senior credit facility that was scheduled to expire later in 2008, with a new five-year $150.0 million senior revolving credit facility. The Company had $19.4 million of outstanding letters of credit under this facility, resulting in $130.6 million in unused borrowing capacity as of September 30, 2008.
      On September 19, 2008, the Company extended its receivables credit facility through September 18, 2009. The Company had $41.0 million in additional borrowing capacity available under this facility as of September 30, 2008.
     The instruments governing PCA’s indebtedness contain covenants that limit the ability of PCA and its subsidiaries to enter into sale and leaseback transactions, incur liens, incur indebtedness at the subsidiary level, enter into certain transactions with affiliates, merge or consolidate with any other person or sell or otherwise dispose of all or substantially all of its assets. The senior credit facility also requires PCA to comply with certain financial covenants, including maintaining a minimum interest coverage ratio, a maximum ratio of debt to total capitalization, and a minimum net worth level. A failure to comply with these restrictions could lead to an event of default, which could result in an acceleration of any outstanding indebtedness and/or prohibit us from drawing on the revolving credit facility. Such a default may also constitute an event of default under the notes indenture and the receivables credit facility. At September 30, 2008, the Company was in compliance with these covenants.
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
     Assets and liabilities measured at fair value on a recurring basis are as follows:

		Quoted Prices in
		Active Markets for
	September 30,	Identical Assets	Valuation
(In thousands)	2008	(Level 1)	Technique
Money Market Funds	$147,513	$147,513	(a)
     The money market funds PCA invests in include funds comprised of U.S. Treasury obligations or backed by U.S. Treasury obligations.

Packaging Corporation of America
Notes to Condensed Consolidated Financial Statements
(Unaudited)
September 30, 2008
9. Fair Value Measurements (continued)
     There were no changes in the Company’s valuation techniques used to measure fair values on a recurring basis as a result of adopting SFAS No. 157. PCA had no assets or liabilities that were measured on a nonrecurring basis.
10. Stock Repurchase Program
     On October 17, 2007, the Company announced that its Board of Directors authorized a $150.0 million common stock repurchase program. There is no expiration date for the common stock repurchase program. Through September 30, 2008, the Company repurchased 2,696,129 shares of common stock, with 150,100 shares repurchased during the third quarter of 2008. All but 500 shares were retired by September 30, 2008. As of September 30, 2008, $85.3 million of the $150.0 million authorization remained available for repurchase of the Company’s common stock.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Overview
     Packaging Corporation of America, or PCA, is the fifth largest producer of containerboard and corrugated products in the United States, based on production capacity. During the third quarter of 2008, we produced approximately 621,000 tons of containerboard at our mills, of which about 80% was consumed in our corrugated products manufacturing plants, 13% was sold to domestic customers and 7% was sold in the export market. Our corrugated products manufacturing plants sold about 7.8 billion square feet (“bsf”) of corrugated products during the third quarter of 2008. Our net sales to third parties totaled $620.8 million in the third quarter, and were $1,814.4 million for the nine months ended September 30, 2008.
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
     The market for containerboard is generally subject to changes in the U.S. economy. Historically, supply and demand, as well as industry-wide inventory levels, have influenced prices of containerboard. In addition to U.S. shipments, approximately 10% of all domestically produced containerboard has been exported annually for use in other countries.
     Reported industry-wide shipments of corrugated products decreased 1.9% for the three months ended September 30, 2008 compared to the same period in 2007. During this same period, industry containerboard inventory levels at the end of September 2008 increased approximately 74,100 tons, or 3.1%, compared to September 2007. Industry publications reported that linerboard prices increased $55 per ton in July 2008 and the average price for the third quarter 2008 was $68 per ton higher than the third quarter of 2007.
     The cost to manufacture containerboard is dependent, in large part, on the costs of wood fiber, recycled fiber, purchased fuels, electricity and labor and fringe benefits. Excluding the cost of containerboard, labor and benefits costs make up the largest component of corrugated products’ manufactured costs.
     For the quarter ended September 30, 2008, containerboard and corrugated products prices were higher than last year’s third quarter. This improvement, however, was more than offset by higher costs for fiber, energy, chemicals, transportation, labor and benefits, interest and other costs, and the impact of lower sales volume.

     We expect higher average box prices in the fourth quarter of 2008 compared to the third quarter as a result of a full quarter’s realization of the August 2008 corrugated products price increase. However, the improvement in pricing is expected to be more than offset by higher wood fiber costs, higher energy usage with colder weather, lower sales volume with fewer corrugated products shipment days and the impact of a weaker economy, the effect of which is very difficult to predict.
Results of Operations
Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007
     The historical results of operations of PCA for the three months ended September 30, 2008 and 2007 are set forth below:

	Three Months Ended
	September 30,
(In thousands)	2008	2007	Change
Net sales	$620,785	$591,041	$29,744

Income from operations	$68,705	$81,490	$(12,785)
Interest expense, net	(8,071)	(5,747)	(2,324)

Income before taxes	60,634	75,743	(15,109)
Provision for income taxes	(22,532)	(27,087)	4,555

Net income	$38,102	$48,656	$(10,554)

Net Sales
     Net sales increased by $29.7 million, or 5.0%, for the three months ended September 30, 2008 from the comparable period in 2007, primarily as a result of increased sales prices of corrugated products and containerboard to third parties ($34.7 million), partially offset by the impact of lower sales volume ($5.0 million). Sales prices increased as a result of the August 2007 and July 2008 containerboard price increases described above and the realization of those increases in our sales prices of corrugated products and containerboard.
     Total corrugated products volume sold for the three months ended September 30, 2008 decreased 0.5% to 7.8 billion square feet (“bsf”) compared to 7.9 bsf in the third quarter of 2007. On a comparable shipments-per-workday basis, corrugated products sales volume decreased 2.1% for the three months ended September 30, 2008 compared to the same period in 2007. The percentage decrease, on a shipments-per-workday basis, was higher due to one additional workday in the third quarter of 2008 (64 days), those days not falling on a weekend or holiday, than the third quarter of 2007 (63 days). Containerboard volume sold to domestic and export customers was 9.1% lower for the three months ended September 30, 2008 compared to the three months ended September 30, 2007. Containerboard mill production for the three months ended September 30, 2008 was 621,000 tons compared to 632,000 tons in the same period in 2007.
Income From Operations
     Income from operations decreased by $12.8 million, or 15.7%, for the three months ended September 30, 2008 compared to the three months ended September 30, 2007, primarily attributable to increased energy and energy related costs including transportation ($13.2 million), wood costs ($11.8 million), chemical costs ($6.2 million), labor costs ($4.8 million), medical and worker’s compensation costs ($4.7 million), annual mill maintenance outage and repair costs ($2.3 million), and the impact of lower sales volume ($5.0 million). The impact of higher costs was partially offset by increased sales prices for corrugated products and containerboard ($34.7 million).
     Gross profit decreased $7.7 million, or 5.5%, for the three months ended September 30, 2008 from the comparable period in 2007. Gross profit as a percentage of net sales decreased from 23.6% of net sales in the three months ended September 30, 2007 to 21.2% of net sales in the current quarter due primarily to the cost increases described above.
     Selling and administrative expenses increased $2.8 million, or 6.6%, for the three months ended September 30, 2008 compared to the same period in 2007, primarily as a result of higher expenses related to salaries including merit increases, incentive compensation and share-based compensation expense ($2.0 million), warehousing costs due to customer requirements ($0.4 million) and travel and entertainment expenses ($0.2 million).

     Corporate overhead increased $1.8 million, or 12.6%, for the three months ended September 30, 2008 compared to the same period in 2007, primarily due to higher salary and fringe benefit costs including merit increases and the timing of incentive compensation and share-based compensation expenses ($1.7 million).
     Other expense for the three months ended September 30, 2008 increased $0.6 million, or 28.6%, compared to the three months ended September 30, 2007, primarily due to increased expenses for fixed asset transfers ($0.4 million) and other costs which were individually insignificant.
Interest Expense, Net and Income Taxes
     Net interest expense increased $2.3 million, or 40.4%, for the three months ended September 30, 2008 from the three months ended September 30, 2007, primarily as a result of lower interest income ($2.0 million) earned on PCA’s cash equivalents and higher interest expense ($0.1 million) related to PCA’s outstanding debt balances. The $2.0 million decrease in interest income was due to both lower interest income rates and lower cash balances during the three months ended September 30, 2008 compared to the same period in 2007. The $0.1 million increase in interest expense was due to a $1.3 million increase in interest expense related to PCA’s senior notes as a result of the issuance in March 2008 of the 6 1/2 % notes due 2018, the proceeds of which were used to repay the 4 3/8% notes due August 2008. This was partially offset by a $0.7 million decrease in interest expense related to the Company’s receivables credit facility due to lower interest rates and a $0.4 million decrease in term loan interest expense as a result of the repayment of the term loan in March 2008.
     PCA’s effective tax rate was 37.2% for the three months ended September 30, 2008 and 35.8% for the comparable period in 2007. The effective tax rate varies from the U.S. federal statutory tax rate of 35% principally due to the impact of state and local income taxes offset by the domestic manufacturers’ deduction. The Company had no material changes impacting FIN No. 48 during the third quarter of 2008.
Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007
     The historical results of operations of PCA for the nine months ended September 30, 2008 and 2007 are set forth below:

	For the Nine Months Ended
	September 30,
(In thousands)	2008	2007	Change
Net sales	$1,814,442	$1,735,828	$78,614

Income from operations	$190,024	$218,410	$(28,386)
Interest expense, net	(22,571)	(19,807)	(2,764)

Income before taxes	167,453	198,603	(31,150)
Provision for income taxes	(62,086)	(72,529)	10,443

Net income	$105,367	$126,074	$(20,707)

Net Sales
     Net sales increased by $78.6 million, or 4.5%, for the nine months ended September 30, 2008 from the comparable period in 2007, primarily due to increased sales prices of corrugated products and containerboard to third parties ($83.8 million), partially offset by the impact of lower sales volume ($5.2 million).
     Corrugated products volume sold for the nine months ended September 30, 2008 decreased 0.6% compared to the same period in 2007 on a total basis and was 1.1% lower based on a shipments-per-workday basis due to the fact that the first nine months of 2008 contained one more workday than the same period in 2007. Total corrugated products shipments decreased from 23.6 bsf in the first nine months of 2007 to 23.4 bsf in the first nine months of 2008. Containerboard volume sold to domestic and export customers was 6.8% lower for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007. Containerboard mill production for the first nine months of 2008 was 1,820,000 tons compared to 1,832,000 tons produced during the same period in 2007.
Income From Operations
     Income from operations decreased by $28.4 million, or 13.0%, for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007, primarily attributable to increased energy and energy related costs including transportation costs ($46.9 million), wood fiber costs ($20.3 million), labor costs ($10.0 million), mill maintenance outage costs ($5.9 million), medical costs ($6.7 million), fixed asset write-offs, primarily related to mill capital projects ($3.7 million), bad debt expense ($3.3 million), start-up costs of two major mill projects ($3.2 million) and the impact of lower sales volume ($5.2 million) and other items which were individually insignificant. The impact of higher costs was partially offset by increased sales prices for corrugated products and containerboard ($83.8 million).
     Gross profit decreased $15.5 million, or 3.9%, for the nine months ended September 30, 2008 from the comparable period in 2007. Gross profit as a percentage of net sales decreased from 22.6% of net sales in the nine months ended September 30, 2007 to 20.8% of net sales in the first nine months of 2008 due primarily to the cost increases described above.
     Selling and administrative expenses increased $5.1 million, or 4.0%, for the nine months ended September 30, 2008 compared to the same period in 2007, primarily as a result of higher expenses related to labor and fringe benefit costs ($2.8 million), warehousing costs ($0.9 million), travel, meeting and entertainment expenses ($0.8 million), and information technology costs ($0.2 million).
     Corporate overhead for the nine months ended September 30, 2008 increased $1.8 million, or 4.3% compared to the same period in 2007, primarily due to higher salary and fringe benefit costs including merit increases, incentive compensation and share-based compensation expense ($1.8 million).
     Other expense for the nine months ended September 30, 2008 increased $6.0 million, or 103.4%, compared to the nine months ended September 30, 2007, due to higher fixed asset write-offs primarily related to mill capital projects ($3.7 million), an increase in legal expenses ($0.9 million) and storm damage to facilities ($1.0 million).
Interest Expense, Net and Income Taxes
     Net interest expense increased $2.8 million, or 14.0%, for the nine months ended September 30, 2008 from the nine months ended September 30, 2007, primarily as a result of lower interest income ($3.6 million) earned on PCA’s cash equivalents, partially offset by lower interest expense ($0.5 million) related to PCA’s outstanding debt balances. The $3.6 million decrease in interest income was due to both lower interest income rates and cash balances during the nine months ended September 30, 2008 compared to the same period in 2007. The $0.5 million decrease in interest expense was due to a $1.9 million decrease in interest expense related to the Company’s receivables credit facility due to lower interest rates and a $1.1 million decrease in term loan interest expense as a result of the repayment of the term loan in March 2008. This was partially offset by a $2.4 million increase in interest expense related to PCA’s senior notes as a result of the issuance in March 2008 of the 6 1/2 % notes due 2018, the proceeds of which were used to repay the 4 3/8% notes due August 2008.
     PCA’s effective tax rate was 37.1% for the nine months ended September 30, 2008 compared with 36.5% for the same period in 2007. The effective tax rate varies from the U.S. federal statutory tax rate of 35% principally due to the impact of state and local income taxes offset by the domestic manufacturers’ deduction. The Company had no material changes impacting FIN No. 48 during the first nine months of 2008.
Liquidity and Capital Resources
     The following table presents a summary of our cash flows for the periods presented:

	Nine Months Ended September 30,
(In thousands)	2008	2007	Change
Net cash provided by (used for):
Operating activities	$181,985	$182,812	$(827)
Investing activities	(100,198)	(69,355)	(30,843)
Financing activities	(161,963)	(81,148)	(80,815)

Net increase in cash and cash equivalents	$(80,176)	$32,309	$(112,485)

Operating Activities
     Net cash provided by operating activities for the nine months ended September 30, 2008 was $182.0 million, a decrease of $0.8 million, or 0.5%, from the comparable period in 2007. The decrease in net cash provided by operating activities was primarily the result of lower net income in 2008 of $20.7 million as previously described, partially offset by lower requirements for operating assets and liabilities of $19.6 million. The lower requirements for operating assets and liabilities were driven by favorable year over year changes in accrued liabilities ($14.6 million) and accounts receivable ($7.2 million) and lower 2008 pension contributions ($9.9 million), partially offset by unfavorable year over year changes in accounts payable ($9.9 million). The higher pension contributions in 2007 were driven in part by expected additional funding requirements beginning in 2008. Changes in balances of operating assets and liabilities reflected the normal operation of PCA’s business during the first nine months of 2008. Requirements for operating assets and liabilities are subject to PCA’s operating needs, the timing of collection of receivables and the payments of payables and expenses, and to seasonal fluctuations in the Company’s operations. The Company did not experience any significant unusual factors affecting these requirements during the first nine months of 2008.
Investing Activities
     Net cash used for investing activities for the nine months ended September 30, 2008 increased $30.8 million, or 44.5%, to $100.2 million, compared to the nine months ended September 30, 2007. The increase was primarily related to higher additions to property, plant and equipment of $29.4 million during the nine months ended September 30, 2008 compared to the same period in 2007.
Financing Activities
     Net cash used for financing activities totaled $162.0 million for the nine months ended September 30, 2008, an increase of $80.8 million, or 99.6%. The increase was primarily attributable to additional debt payments of $160.0 million, additional repurchases of PCA’s common stock of $37.5 million, $15.2 million in additional dividends paid on PCA’s common stock and lower proceeds from the issuance of common stock upon exercise of stock options of $10.5 million during the first nine months of 2008, partially offset by $145.2 million in net proceeds received from PCA’s notes offering described below.
     In connection with the notes offering in March of 2008, PCA received proceeds, net of discount, of $149.9 million and paid $4.4 million for settlement of a treasury lock that it entered into to protect it against increases in the ten-year U.S. Treasury rate, which served as a reference in determining the interest rate applicable to the notes. PCA also incurred financing costs in the amount of $0.3 million in connection with the notes offering. PCA used the proceeds of this offering, together with cash on hand, to repay all of the $150.0 million of outstanding 4 3/8% senior notes that were due on August 1, 2008.
     PCA’s primary sources of liquidity are net cash provided by operating activities, borrowings under PCA’s revolving credit facility, and additional borrowings under PCA’s receivables credit facility. As of September 30, 2008, PCA had $171.6 million in unused borrowing capacity under its existing credit agreements, net of the impact on this borrowing capacity of $19.4 million of outstanding letters of credit. Currently, PCA’s primary uses of cash are for capital expenditures, debt service, declared common stock dividends and common stock repurchases, which it expects to be able to fund from these sources.
     The following table provides the outstanding balances and the weighted average interest rates as of September 30, 2008 for PCA’s revolving credit facility, the receivables credit facility, and the ten-year senior notes:

			Projected
	Principal	Weighted	Annual
	Balance at	Average	Cash Interest
Borrowing Arrangement	September 30, 2008	Interest Rate	Payments
(In thousands)
Revolving Credit Facility	$—	N/A	N/A
Receivables Credit Facility	109,000	3.67%	$4,000
5 3/4% Ten-Year Notes (due August 1, 2013)	400,000	5.75	23,000
6 1/2% Ten-Year Notes (due March 15, 2018)	150,000	6.50	9,750

Total	$659,000	5.58%	$36,750

     The above table excludes unamortized debt discount of $1.7 million at September 30, 2008. It also excludes from the projected annual cash interest payments, the non-cash income from the annual amortization of the $22.8 million received in July 2003 and the non-cash expense from the annual amortization of the $4.4 million paid in March 2008 to settle the treasury locks related to the ten-year notes. The amortization is being recognized over the terms of the ten-year notes and is included in interest expense, net.
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
     On September 19, 2008, PCA extended its receivables credit facility through September 18, 2009.
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
     In addition, we must maintain minimum net worth and maximum debt to total capitalization and minimum interest coverage ratios under the senior credit facility. A failure to comply with the restrictions contained in our senior credit facility could lead to an event of default, which could result in an acceleration of any outstanding indebtedness and/or prohibit us from drawing on the revolving credit facility. Such an acceleration may also constitute an event of default under the notes indenture and the receivables credit facility. As of September 30, 2008, PCA was in compliance with these covenants.
     PCA currently expects to incur capital expenditures of about $120.0 million in 2008. These expenditures will be used primarily for maintenance capital, cost reduction, business growth and environmental compliance. As of September 30, 2008, PCA spent $98.3 million for capital expenditures and had committed to spend an additional $61.0 million in the remainder of 2008 and beyond.
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
Market Risk and Risk Management Policies
     PCA is exposed to the impact of interest rate changes and changes in the market value of its financial instruments. PCA periodically enters into derivatives in order to minimize these risks, but not for trading purposes. On January 17, 2008, in connection with the issuance of ten-year debt securities in March 2008, PCA entered into an interest rate protection agreement with a counterparty to lock in the then current interest rate on ten-year U.S. Treasury notes to protect against increases in the ten-year U.S. Treasury note rate. This rate served as a reference in determining the interest rate applicable to the ten-year notes due 2018 issued in March 2008. As a result of a decrease in the interest rate on the ten-year U.S. Treasury notes between the date of the agreement and the time PCA priced its offering of those notes, PCA paid $4.4 million to the counterparty on March 25, 2008, the date of settlement. As of September 30, 2008, PCA was not a party to any derivative instruments.
     The interest rates on approximately 83% of PCA’s debt are fixed. A one percent increase in interest rates related to variable rate debt would have resulted in an increase in interest expense and a corresponding decrease in income before taxes of $1.1 million annually. In the event of a change in interest rates, management could take actions to mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in PCA’s financial structure.
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
Impact of Inflation
     PCA does not believe that inflation has had a material impact on its financial position or results of operations during the three- and nine-month periods ending September 30, 2008 and 2007.
Off-Balance Sheet Arrangements
     PCA does not have any off-balance sheet arrangements as of September 30, 2008 that would require disclosure under SEC FR-67, “Disclosure in Management’s Discussion and Analysis About Off-Balance Sheet Arrangement and Aggregate Contractual Obligations.”
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
     PCA has included in its Annual Report on Form 10-K for the year ended December 31, 2007, a discussion of its critical accounting policies which we believe affect our more significant judgments and estimates used in the preparation of our consolidated financial statements. PCA has not made any changes in any of these critical accounting policies during the first nine months of 2008.

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
     Prior to filing this report, PCA completed an evaluation under the supervision and with the participation of PCA’s management, including PCA’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of PCA’s disclosure controls and procedures as of September 30, 2008. The evaluation of PCA’s disclosure controls and procedures included a review of the controls’ objectives and design, PCA’s implementation of the controls and the effect of the controls on the information generated for use in this report. Based on this evaluation, PCA’s Chief Executive Officer and Chief Financial Officer concluded that PCA’s disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2008.
     During the quarter ended September 30, 2008, there were no changes in internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, PCA’s internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     The following table summarizes the Company’s stock repurchases in the third quarter of 2008 under the 2007 plan:

				Approximate
			Total Number	Dollar Value
			of Shares	of Shares that
			Purchased as	may yet be
	Total Number	Average	Part of Publicly	Purchased Under
	of Shares	Price Paid	Announced	the Plan or
Period	Purchased	per Share	Plans or Programs	Program(1)
				(In thousands)
July 1, 2008 to July 31, 2008	11,600	$21.05	11,600	$88,396
August 1, 2008 to August 31, 2008	—	—	—	88,396
September 1, 2008 to September 30, 2008	138,500	22.31	138,500	85,306

Total	150,100	$22.21	150,100	$85,306

(1)	On October 17, 2007, the Company announced a $150.0 million common stock repurchase program. All but 500 repurchased shares were retired by September 30, 2008. There is no expiration date for this common stock repurchase program.
Item 3. Defaults Upon Senior Securities.
     None.
Item 4. Submission of Matters to a Vote of Security Holders.
     None.
Item 5. Other Information.
     None.
Item 6. Exhibits.

10.1	Amended and Restated Credit and Security Agreement, dated as of September 19, 2008, by and among PCA and the lenders and agents named therein (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the registrant on September 25, 2008).

31.1	Certification of Chief Executive Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Packaging Corporation of America (Registrant)
By:	/s/ Paul T. Stecko
Chairman and Chief Executive Officer

By:	/s/ Richard B. West
Senior Vice President and Chief Financial Officer

Date: November 10, 2008