Form 10-K
period 2008-12-31
PACKAGING CORP OF AMERICA
filed 2009-02-27
CIK 75677

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting Company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

At June 30, 2008, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the Registrant’s common equity held by nonaffiliates was approximately $2,202,087,304 based on the closing sale price as reported on the New York Stock Exchange. This calculation of market value has been made for the purposes of this report only and should not be considered as an admission or conclusion by the Registrant that any person is in fact an affiliate of the Registrant.

On February 25, 2009, there were 102,398,867 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Specified portions of the Proxy Statement for the Registrant’s 2009 Annual Meeting of Stockholders are incorporated by reference to the extent indicated in Part III of this Form 10-K.

PART I

Item 1.	BUSINESS

General

Packaging Corporation of America (we, us, our, “PCA” or the “Company”) is the fifth largest producer of containerboard and corrugated products in the United States in terms of production capacity. During 2008, we produced approximately 2.35 million tons of containerboard at our mills, of which about 80% was consumed in PCA’s corrugated products manufacturing plants, 11% was sold to domestic customers and 9% was sold in the export market. Our corrugated products manufacturing plants sold about 30.3 billion square feet (BSF) of corrugated products. Our net sales to third parties totaled $2.4 billion in 2008.

Containerboard Production and Corrugated Shipments

		First	Second	Third	Fourth	Full
		Quarter	Quarter	Quarter	Quarter	Year

Containerboard Production (thousand tons)	2008	586	613	621	533	2,353
	2007	584	615	632	615	2,446
	2006	579	591	621	613	2,404
Corrugated Shipments (BSF)	2008	7.6	8.0	7.8	6.9	30.3
	2007	7.7	8.0	7.9	7.6	31.2
	2006	7.9	8.0	7.8	7.6	31.3

In 2008, we produced 1.44 million tons of kraft linerboard at our mills in Counce, Tennessee and Valdosta, Georgia, and 0.91 million tons of semi-chemical corrugating medium at our mills in Tomahawk, Wisconsin and Filer City, Michigan. We currently lease the cutting rights to approximately 91,000 acres of timberland located near our Counce and Valdosta mills. We also have supply agreements with third parties on approximately 359,000 acres of timberland.

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

Industry Overview

According to the Fibre Box Association, the value of industry shipments of corrugated products was $26 billion in 2008.

The primary end-use markets for corrugated products are shown below (as reported in the most recent 2007 Fibre Box Association annual report):

Food, beverages and agricultural products	50%
Paper products	23%
Petroleum, plastic, synthetic and rubber products	11%
Appliances, machinery and vehicles	5%
Glass, pottery, metal products and containers	4%
Miscellaneous manufacturing	4%
Textile mill products and apparel	2%
Other	1%

Corrugated products plants tend to be located in close proximity to customers to minimize freight costs. The U.S. corrugated products industry consists of approximately 630 companies and 1,350 plants.

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

PCA Operations and Products

Our two linerboard mills can manufacture a broad range of linerboard grades ranging from 26 lb. to 96 lb. Our two semi-chemical corrugating medium mills can manufacture grades ranging in weight from 20 lb. to 47 lb. Mill capacities described below are estimated based on expected mix of paper basis weights. All four of our mills have completed an extensive independent review process to become ISO 9002 certified. ISO 9002 is an international quality certification that verifies a facility maintains and follows stringent procedures for manufacturing, sales and customer service.

The following four paragraphs describe our containerboard mills’ annual practical maximum capacity, 2008 actual production and production capabilities.

Counce.  Our Counce, Tennessee mill is one of the largest kraft linerboard mills in the United States. Its estimated production capacity, as reported to the American Forest and Paper Association (“AF&PA”), is approximately 1,007,000 tons per year. In 2008, we produced 970,000 tons of kraft linerboard on two paper machines at Counce. The mill produces a broad range of basis weights from 26 lb. to 90 lb. The mill also produces a variety of performance and specialty grades of linerboard.

Valdosta.  Our Valdosta, Georgia mill is a kraft linerboard mill that has an estimated production capacity of approximately 474,000 tons per year, as reported to the AF&PA. In 2008, our single paper machine at Valdosta produced 474,000 tons of kraft linerboard. Valdosta produces linerboard ranging from 35 lb. to 96 lb.

Tomahawk.  Our Tomahawk, Wisconsin mill is one of the largest semi-chemical corrugating medium mills in the United States with an estimated production capacity of 581,000 tons per year on three paper machines, as reported to the AF&PA. In April 2005, we completed the indefinite closure of our number three paper machine at Tomahawk and currently operate the remaining two paper machines which have a combined production capacity of 516,000 tons. In 2008, we produced 502,000 tons of semi-chemical corrugating medium on two paper machines at Tomahawk. One of the two paper machines we operate is among the largest corrugating medium machines in the world. The Tomahawk mill produces a broad range of basis weights from 23 lb. to 47 lb. and a variety of performance and specialty grades of corrugating medium.

Filer City.  Our Filer City, Michigan mill is a semi-chemical corrugating medium mill with an estimated production capacity of 413,000 tons on three paper machines, as reported to the AF&PA. In 2008, we produced 407,000 tons of corrugating medium at Filer City. Filer City produces corrugating medium grades ranging in basis weight from 20 lb. to 47 lb.

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

Timberland

We currently lease the cutting rights to approximately 91,000 acres of timberland located near our Counce and Valdosta mills. Virtually all of the acres under cutting rights agreements are located within 100 miles of these two mills, which results in lower wood transportation costs and provides a secure source of wood fiber. These leased cutting rights agreements have terms with over 15 years remaining, on average.

During 1999 and 2000, PCA sold approximately 800,000 acres of timberland. We currently have in place supply agreements covering approximately 359,000 of the 800,000 acres sold. The majority of the acreage under supply agreement is located in close proximity to our Counce mill. We currently hold an approximate 29% equity ownership interest in approximately 51,000 acres owned by Southern Timber Venture, LLC (STV). This acreage is located primarily in southern Georgia and northern Florida, near our Valdosta, Georgia mill, and includes both timberlands and higher beneficial use properties.

In addition to the timberland we manage ourselves, our Forest Management Assistance Program provides professional forestry assistance to private timberland owners to improve harvest yields and to optimize their harvest schedule. We have managed the regeneration of approximately 125,000 acres by supplying pine seedlings. In exchange for our expertise, we are given the right of first refusal over timber sales from those lands. These private lands include over 145,000 acres of timberland. We expect to harvest approximately 80,000 cords of wood from these forests annually.

PCA also participates in the Sustainable Forestry Initiative. This initiative is aimed at ensuring the long-term health and conservation of America’s forestry resources. Activities include limiting tree harvest sizes, replanting harvest acreage, participating in flora and fauna research and protecting water streams.

Solid Wood Facilities

We own and operate one sawmill located in Ackerman, Mississippi. During 2008, the Ackerman sawmill sold 51 million board feet of lumber used in the building products and furniture industries. We also have an air-dry yard operation in Burnsville, Mississippi that holds newly cut lumber while it dries.

Sales and Marketing

Our corrugated products are sold through a direct sales and marketing organization. We have sales representatives and a sales manager at each corrugated manufacturing operation who serve local and regional accounts. We also have corporate account managers who serve large national accounts at multiple customer locations. Additionally, our graphic design centers maintain an on-site dedicated graphics sales force. In addition to direct sales and marketing personnel, we utilize new product development engineers and product graphics and design specialists. These individuals are located at both the corrugated plants and the graphic design centers. General marketing support is located at our corporate headquarters.

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

Containerboard produced in our mills is shipped by rail or truck. Rail shipments represent about 55% to 60% of the tons shipped and the remaining 40% to 45% is comprised of truck shipments. Our individual mills do not own or maintain outside warehousing facilities. We use third-party warehouses for short-term storage.

Customers

PCA’s corrugated products group sells to over 9,600 customers in over 17,500 locations. About two-thirds of our corrugated products customers are regional and local accounts, which are broadly diversified across industries and geographic locations. The remaining one-third of our customer base consists primarily of national accounts, or those customers with a national presence. These customers typically purchase corrugated products from several of our box plants throughout the United States.

Major Raw Materials Used

Fiber supply.  Fiber is the single largest cost in the manufacture of containerboard. PCA consumes both wood fiber and recycled fiber in its containerboard mills. We have no 100% recycled mills, or those mills whose fiber consumption consists solely of recycled fiber. To reduce our fiber costs, we have invested in processes and equipment to ensure a high degree of fiber flexibility. Our mills have the capability to shift a portion of their fiber consumption between softwood, hardwood and recycled sources. All of our mills, other than our Valdosta mill, can utilize some recycled fiber in their containerboard production. Our ability to use various types of virgin and recycled fiber helps mitigate the impact of changes in the prices of various fibers. Our corrugated manufacturing operations generate recycled fiber as a by-product from the manufacturing process, which is sold to our mills directly or through trade agreements. During 2008, our containerboard mills consumed approximately 590,000 tons of recycled fiber, and our corrugated converting operations generated approximately 195,000 tons of recycled fiber. As a result, PCA was a net recycled fiber buyer of 395,000 tons, or 17% of PCA’s total fiber requirements.

Energy supply.  Energy at the mills is obtained through purchased electricity or through various fuels, which are converted to steam or electricity on-site. Fuel sources include coal, natural gas, oil, internally produced and purchased bark and by-products of the containerboard manufacturing and pulping process. These fuels are burned in boilers to produce steam. Steam turbine generators are used to produce electricity. To reduce our mill energy cost, we have invested in processes and equipment to ensure a high level of purchased fuel flexibility. In recent history, natural gas and fuel oil have exhibited higher costs per thermal unit and more price volatility than coal and bark. During 2008, 11.7 million MMBTU’s (million BTU’s), or approximately 75% of our mills’ purchased fuel needs, were from purchased bark and coal, historically our two lowest cost purchased fuels. For the same period, our mills consumed about 2.5 million MMBTU’s of natural gas (16% of the mills’ total purchased fuels) and 1.0 million MMBTU’s of oil (7% of the mills’ total purchased fuels). Our two kraft linerboard mills at Counce and Valdosta generate more than two-thirds of their fuel requirements from their own by-products.

PCA’s corrugated plants each have a boiler that produces steam which is used by the corrugator. The majority of these boilers burn natural gas, although some also have the ability to burn fuel oil. During 2008, PCA’s corrugated products plants consumed approximately 2.0 million MMBTU’s of natural gas.

The following table shows PCA’s purchased fuel consumption by fuel type for 2008:

	2008 Purchased MMBTU’s
						% of Mill	% of PCA
	1Q	2Q	3Q	4Q	Year	Total	Total

Containerboard Mills
Coal	2,208,211	1,927,613	1,712,634	1,855,540	7,703,998	49%	44%
Bark	970,363	931,865	926,673	1,134,560	3,963,461	25%	23%
Steam	112,126	92,050	109,884	100,769	414,829	3%	2%

Coal, Bark and Steam	3,290,700	2,951,528	2,749,191	3,090,869	12,082,288	77%	69%
Oil	575,437	263,883	114,241	92,610	1,046,171	7%	6%
Natural Gas	771,559	648,278	547,311	580,480	2,547,628	16%	14%

Total Mills Purchased Fuels	4,637,696	3,863,689	3,410,743	3,763,959	15,676,087	100%	89%
Corrugated Products Plants Natural Gas	629,435	461,164	415,975	511,953	2,018,527		11%

Total Company Purchased Fuels	5,267,131	4,324,853	3,826,718	4,275,912	17,694,614		100%

Approximately 40% of the electricity consumed by our four mills is generated on-site. Our mills purchase approximately 9,445,000 CkWh (hundred kilowatt hours) annually, or the equivalent of 3.2 million MMBTU’s. PCA’s corrugated products plants purchase about 2,290,000 CkWh annually, or the equivalent of 0.8 million MMBTU’s.

Competition

According to industry sources, corrugated products are produced by about 630 U.S. companies operating approximately 1,350 plants. Most corrugated products are manufactured to the customer’s specifications. Corrugated producers generally sell within a 150-mile radius of their plants and compete with other corrugated producers in their local market. In fact, the Fibre Box Association tracks industry data by 47 distinct market regions.

The larger, multi-plant integrated companies may also solicit larger, multi-plant customers who purchase for all of their facilities on a consolidated basis. These customers are often referred to as national or corporate accounts.

Corrugated products businesses seek to differentiate themselves through pricing, quality, service, design and product innovation. We compete for both local and national account business and we compete against producers of other types of packaging products. On a national level, our competitors include International Paper Company, Koch Industries, Inc., Smurfit-Stone Container Corporation and Temple-Inland Inc. However, with our strategic focus on local and regional accounts, we also compete with the smaller, independent converters.

Our principal competitors with respect to sales of our containerboard produced but not consumed at our own corrugated products plants are a number of large, diversified paper companies, including International Paper Company, Koch Industries, Inc., Smurfit-Stone Container Corporation and Temple-Inland Inc., as well as other regional manufacturers. Containerboard is generally considered a commodity-type product and can be purchased from numerous suppliers.

Employees

As of December 31, 2008, we had approximately 8,100 employees. Approximately 2,400 of these employees were salaried and approximately 5,700 were hourly. Approximately 75% of our hourly employees are represented by unions. The majority of our unionized employees are represented by the United Steel

Workers (USW), the International Brotherhood of Teamsters (IBT) and the International Association of Machinists (IAM).

Based on an agreement reached with the USW in August 2008, the existing labor agreements at our containerboard mills covering USW-represented employees (91% of mill hourly workforce) were extended five years. With this extension, the USW contracts at our mills are currently set to expire between September 2013 and June 2015. Agreements with other union mill employees (9% of mill hourly workforce) expire between October 2009 and June 2012. Contracts for unionized corrugated products plant employees expire between February 2009 and November 2014. We are currently in negotiations to renew or extend any union contracts that have recently expired or are expiring in the near future.

During 2008, we experienced no work stoppages and have experienced no instances of significant work stoppages in the five years prior to 2008. We believe we have satisfactory relations with our employees.

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

1. Resource Conservation and Recovery Act (RCRA)

2. Clean Water Act (CWA)

3. Clean Air Act (CAA)

4. The Emergency Planning and Community Right-to-Know-Act (EPCRA)

5. Toxic Substance Control Act (TSCA)

6. Safe Drinking Water Act (SDWA)

We believe that we are currently in material compliance with these and all applicable environmental rules and regulations. Because environmental regulations are constantly evolving, we have incurred, and will continue to incur, costs to maintain compliance with these and other environmental laws. For the year ended December 31, 2008, we spent approximately $23.5 million to comply with the requirements of these and other environmental laws. For the years ended December 31, 2007 and 2006, the costs of environmental compliance were approximately $19.4 million and $17.5 million, respectively. We work diligently to anticipate and budget for the impact of applicable environmental regulations, and do not currently expect that future environmental compliance obligations will materially affect our business or financial condition.

In 1998, the United States Environmental Protection Agency (EPA) finalized a Clean Air and Water Act commonly referred to as the Cluster Rule. The Cluster Rules govern allowable discharges of air and water pollutants at all pulp and paper mill operations. As a result, PCA and its competitors were required to incur costs to ensure compliance with these rules. We completed all of our projects related to Cluster Rule requirements in 2006 and, as a result, do not anticipate any further capital expenditures related to ensuring compliance with the Cluster Rules. From 1997 through 2006, we spent approximately $39.2 million to ensure compliance with the Cluster Rule requirements. Total capital costs for environmental matters were $3.5 million for 2008. We currently estimate 2009 environmental capital expenditures will be $1.5 million.

As is the case with any industrial operation, we have in the past incurred costs associated with the remediation of soil or groundwater contamination. From 1994 through 2008, remediation costs at our mills and converting plants totaled approximately $3.2 million. We do not believe that any ongoing remedial projects are material in nature. As of December 31, 2008, we maintained an environmental reserve of $8.3 million, which includes funds relating to on-site landfill and surface impoundments as well as ongoing and anticipated remedial projects. Of the $8.3 million reserve, $4.2 million is reserved for our landfill obligations, which are accounted for in accordance with SFAS No. 143, “Accounting for Asset Retirement Obligations.” We believe these reserves are adequate.

We could also incur environmental liabilities as a result of claims by third parties for civil damages, including liability for personal injury or property damage, arising from releases of hazardous substances or contamination. We are not aware of any material claims of this type currently pending against us.

On April 12, 1999, Pactiv Corporation, formerly known as Tenneco Packaging Inc., a wholly owned subsidiary of Tenneco Inc., sold its containerboard and corrugated products business to PCA, an entity formed by Madison Dearborn Partners, LLC, a private equity investment firm. As a part of the April 12, 1999 transaction, Pactiv agreed to retain all liability for all former facilities and all sites associated with pre-closing offsite waste disposal. Pactiv also retained environmental liability for a closed landfill located near the Filer City mill.

As of this filing, we believe that it is not reasonably possible that future environmental expenditures above the $8.3 million accrued as of December 31, 2008 will have a material impact on our financial condition and results of operations.

Available Information

PCA’s internet website address is www.packagingcorp.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 are available free of charge through our website as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission. In addition, our Code of Ethics may be accessed in the Investor Relations section of PCA’s website. PCA’s website and the information contained or incorporated therein are not intended to be incorporated into this report.

Financial Information About Segments

We operate as one segment and our revenues are generated primarily in one geographic segment. See “Segment Information” of Note 2 — Summary of Significant Accounting Policies contained in the “Notes to Consolidated Financial Statements.”

Item 1A.	RISK FACTORS

Some of the statements in this report and, in particular, statements found in Management’s Discussion and Analysis of Financial Condition and Results of Operations, that are not historical in nature are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are often identified by the words “will,” “should,” “anticipate,” “believe,” “expect,” “intend,” “estimate,” “hope,” or similar expressions. These statements reflect management’s current views with respect to future events and are subject to risks and uncertainties. There are important factors that could cause actual results to differ materially from those in forward-looking statements, many of which are beyond our control. These factors, risks and uncertainties include, but are not limited to, the factors described below.

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

Industry Risks

Industry Earnings Cyclicality — Imbalances of supply and demand for containerboard could affect the price at which we can sell containerboard and corrugated products, and as a result, could result in lower selling prices and earnings.

The price of containerboard could fall if the supply of containerboard available for sale in the market exceeds the demand. The demand for containerboard is driven by market needs for containerboard in the United States and abroad to manufacture corrugated shipping containers. Market needs or demand are driven by both global and U.S. business conditions, which severely weakened during the fourth quarter of 2008. If supply exceeds demand, prices for containerboard and corrugated products could decline, resulting in decreased earnings and cash generated from operations.

Competition — The intensity of competition in the containerboard and corrugated packaging industry could result in downward pressure on pricing and volume, which could lower earnings and cash generated from operations.

The containerboard and corrugated products industry is highly competitive, with no single containerboard or corrugated packaging producer having a dominant position. Containerboard cannot generally be differentiated by producer, which tends to intensify price competition. The corrugated packaging industry is also sensitive to changes in economic conditions, as well as other factors including innovation, design, quality and service. To the extent that one or more competitors are more successful with respect to any key competitive factor, our business could be adversely affected. Our products also compete, to some extent, with various other packaging materials, including products made of paper, plastics, wood and various types of metal. The intensity of competition could lead to a reduction in our market share as well as lower sales prices for our products, both of which could reduce our earnings and cash flow.

Company Risks

Cost of Fiber — An increase in the cost of fiber could increase our manufacturing costs and lower our earnings.

PCA has supply agreements at market prices for wood fiber to be consumed at three of our four mills on approximately 359,000 acres of timberland. In addition to these supply agreements, PCA also secures wood fiber from various other sources at market prices.

PCA purchases recycled fiber for use at three of its four containerboard mills. PCA currently purchases, net of recycled fiber generated at its box plants, approximately 395,000 tons of recycled fiber per year.

The market price of wood fiber varies based upon availability and source. In addition, the increase in demand of products manufactured, in whole or in part, from recycled fiber, on a global basis, has caused an occasional tightening in the supply of recycled fiber. These periods of supply and demand imbalance have tended to create significant price volatility. Periods of above average fiber costs and unusual price volatility have occurred in the past and may occur again in the future, which could result in lower or volatile earnings.

Cost of Purchased Energy and Chemicals — An increase in the cost of purchased energy and chemicals could lead to higher manufacturing costs, resulting in reduced earnings.

PCA has the capability to use various types of purchased fuels in its manufacturing operations, including coal, bark, natural gas and oil. Energy prices, in particular prices for oil and natural gas, have fluctuated dramatically in the past and have risen substantially in recent years. In addition, costs for key chemicals used in our manufacturing have risen. These fluctuations impact our manufacturing costs and result in earnings volatility. If energy and chemical prices rise, our production costs will increase, which will lead to higher manufacturing costs and reduced earnings.

Material Disruption of Manufacturing — A material disruption at one of our manufacturing facilities could prevent us from meeting customer demand, reduce our sales and/or negatively impact our results of operation and financial condition.

Our business depends on continuous operation of our facilities, particularly at our mills. Any of our manufacturing facilities, or any of our machines within such facilities, could cease operations unexpectedly for a long period of time due to a number of events, including unscheduled maintenance outages; prolonged power failures; an equipment failure; explosion of a boiler; labor difficulties; natural catastrophes; terrorism; governmental regulations; and other operational problems. These events could lead to higher costs and reduced earnings.

Environmental Matters — PCA may incur significant environmental liabilities with respect to both past and future operations.

We are subject to, and must comply with, a variety of federal, state and local environmental laws, particularly those relating to air and water quality, waste disposal and the cleanup of contaminated soil and groundwater. Because environmental regulations are constantly evolving, we have incurred, and will continue to incur, costs to maintain compliance with those laws. See Item 1. “Business — Environmental Matters” for certain estimates of expenditures we expect to make for environmental compliance in the next few years. Although we have established reserves to provide for future environmental liability, these reserves may not be adequate. In addition, enactment of new environmental laws or regulations or changes in existing laws or regulations might require significant expenditures.

Investment Risks

Market Price of our Common Stock — The market price of our common stock may be volatile, which could cause the value of your investment to decline.

Securities markets worldwide have recently experienced significant price declines and volume fluctuations. This market volatility, as well as general economic, market or political conditions, could reduce the market price of our common stock in spite of our operating performance. In addition, our operating results could be below the expectations of public market analysts and investors, and in response, the market price of our common stock could decrease significantly.

General Risks

Economic Conditions — Our earnings and cash generated from operations could be significantly lower as a result of the severe and possibly prolonged downturn in the U.S. economy.

Our operations and financial performance are directly impacted by changes in the U.S. economy, and to a lesser extent, by global economic conditions. The significant downturn in the U.S. economy during the fourth quarter of 2008 significantly lowered the demand for our products. As a result, to balance the production of containerboard at our mills with demand, we reduced our fourth quarter mill production by 90,000 tons and operated our mills at about 85% of capacity. This lower demand and production reduced our revenues, increased our unit production costs, and lowered our earnings and our cash generated from operations. It is uncertain if economic conditions will deteriorate further, or when economic conditions will improve. Until economic conditions improve, our operating and financial performance will continue to be adversely impacted. Lower earnings and reduced cash flow could impact our ability to fund operations, capital requirements, and common stock dividend payments, and a prolonged and severe downturn could possibly impact our ability to comply with our debt convenants.

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

The table below provides a summary of our containerboard mills, the principal products produced and each mill’s annual practical maximum capacity based upon all of our paper machines’ production capabilities:

Location	Function	Capacity (tons)

Counce, TN	Kraft linerboard mill	1,007,000
Valdosta, GA	Kraft linerboard mill	474,000
Tomahawk, WI	Semi-chemical medium mill	581,000	*
Filer City, MI	Semi-chemical medium mill	413,000

Total		2,475,000	*

*	In April, 2005, we shut down the number three paper machine at our Tomahawk mill after resuming operations on the number one paper machine at our Filer City mill. Shutting down the number three machine (out of 3 total paper machines) at Tomahawk reduces our total productive capacity by 65,000 tons at Tomahawk from 581,000 tons to 516,000 tons and reduces our total containerboard mill system capacity from 2,475,000 tons to 2,410,000 tons. This action was based on market conditions and productivity and could change if market conditions or productivity levels change going forward.

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

We lease the cutting rights to approximately 91,000 acres of timberland located near our Valdosta mill (80,000 acres) and our Counce mill (11,000 acres). On average, these cutting rights agreements have terms with over 15 years remaining.

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

No matters were submitted to a vote of security holders in the fourth quarter of 2008.

Item 4.1	EXECUTIVE OFFICERS OF THE REGISTRANT

Brief statements setting forth the age at February 25, 2009, the principal occupation, employment during the past five years, the year in which such person first became an officer of PCA, and other information concerning each of our executive officers appears below.

Paul T. Stecko is 64 years old and has served as Chief Executive Officer of PCA since January 1999 and as Chairman of PCA since March 1999. From November 1998 to April 1999, Mr. Stecko served as President and Chief Operating Officer of Tenneco Inc. From January 1997 to November 1998, Mr. Stecko served as Chief Operating Officer of Tenneco. From December 1993 through January 1997, Mr. Stecko served as President and Chief Executive Officer of Tenneco Packaging Inc. Prior to joining Tenneco Packaging, Mr. Stecko spent 16 years with International Paper Company. Mr. Stecko is a member of the board of directors of Tenneco Inc., Smurfit Kappa Group Limited, State Farm Mutual Insurance Company and American Forest and Paper Association.

William J. Sweeney is 68 years old and has served as Executive Vice President — Corrugated Products of PCA since April 1999. From May 1997 to April 1999, Mr. Sweeney served as Executive Vice President — Paperboard Packaging of Tenneco Packaging Inc. From May 1990 to May 1997, Mr. Sweeney served as Senior Vice President and General Manager — Containerboard Products of Tenneco Packaging. From 1983 to May 1990, Mr. Sweeney served as General Manager and Vice President of Stone Container Corporation. From 1978 to 1983, Mr. Sweeney served as Sales Manager, Operations Manager and Division Vice President at Continental Group and from 1967 to 1978, as Sales Manager and General Manager of Boise Cascade Corporation.

Mark W. Kowlzan is 53 years old and has served as Senior Vice President — Containerboard of PCA since March 2002 and as Vice President from April 1999 to March 2002. From 1998 to April 1999, Tenneco Packaging Inc. employed Mr. Kowlzan as Vice President and General Manager — Containerboard and from May 1996 to 1998, as Operations Manager and Mill Manager of the Counce mill. Prior to joining Tenneco Packaging, Mr. Kowlzan spent 15 years at International Paper Company, where he held a series of operational positions within its mill organization.

Richard B. West is 56 years old and has served as Chief Financial Officer of PCA since March 1999 and as Senior Vice President since March 2002. From April 1999 to June 2007, Mr. West served as our Corporate Secretary. From April 1999 to March 2002, Mr. West served as Vice President and from March 1999 to June 1999, Mr. West also served as Treasurer of PCA. Mr. West served as Vice President of Finance — Paperboard Packaging of Tenneco Packaging Inc. from 1995 to April 1999. Prior to joining Tenneco Packaging, Mr. West spent 20 years with International Paper Company where he served as an Internal Auditor, Internal Audit Manager and Manufacturing Controller for the Printing Papers Group and Director/Business Process Redesign.

Stephen T. Calhoun is 63 years old and has served as Vice President, Human Resources of PCA since November 2002. From July 1997 to October 2002, Mr. Calhoun served as Director, Human Resources of Corporate and Containerboard Division. From April 1989 to July 1997, Mr. Calhoun was employed principally by Tenneco Packaging Inc. where he held the positions of Area Employee Relations Manager and Human Resources Manager. Prior to joining Tenneco Packaging in 1989, Mr. Calhoun spent 15 years with American Can Company where he held several human resources and manufacturing positions.

Thomas A. Hassfurther is 53 years old and has served as Senior Vice President, Sales and Marketing, Corrugated Products since February 2005 and as Vice President, Sales and Marketing from March 1998 to February 2005. Mr. Hassfurther served as Vice President and Area General Manager from January 1991 to February 1998 for Tenneco Packaging Inc. From 1977 to 1990, Mr. Hassfurther served as a Sales Representative, Sales Manager and General Manager within the Containerboard Products Group.

PART II

Item 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

PCA’s common stock is listed on the New York Stock Exchange under the symbol “PKG”. The following table sets forth the high and low sale prices and dividends as reported by the New York Stock Exchange during the last two years.

	2008			2007
	Sales Price		Dividends	Sales Price		Dividends
Quarter Ended	High	Low	Declared	High	Low	Declared

March 31	$28.74	$19.84	$0.30	$25.83	$22.04	$0.25
June 30	26.47	20.46	0.30	26.55	24.35	0.25
September 30	26.99	20.93	0.30	31.78	21.87	0.25
December 31	23.60	10.95	0.30	31.88	26.75	0.30

Stockholders

As of February 25, 2009, there were 99 holders of record of our common stock.

Dividend Policy

PCA expects to continue to pay regular cash dividends, although there is no assurance as to the timing or level of future dividend payments because they depend on future earnings, capital requirements and financial condition.

Sales of Unregistered Securities

No equity securities of PCA were sold by PCA during fiscal year 2008 which were not registered under the Securities Act of 1933.

Purchases of Equity Securities

Stock Repurchase Programs

On October 17, 2007, PCA announced that its Board of Directors had authorized a $150.0 million common stock repurchase program. There is no expiration date for the common stock repurchase program. Through December 31, 2008, the Company repurchased 3,818,729 shares of common stock for $85.0 million. All repurchased shares were retired prior to December 31, 2008.

The following table summarizes the Company’s stock repurchases in the fourth quarter of 2008:

			Total Number	Approximate
			of Shares	Dollar Value
			Purchased as	of Shares that
	Total		Part of	may yet be
	Number of	Average	Publicly	Purchased Under
	Shares	Price Paid	Announced	the Plan or
Period	Purchased	per Share	Plans or Programs	Program

October 1, 2008 to October 31, 2008	1,122,600	$18.11	1,122,600	$64,974,000
November 1, 2008 to November 30, 2008	—	—	—	64,974,000
December 1, 2008 to December 31, 2008	—	—	—	64,974,000

Total	1,122,600	$18.11	1,122,600	$64,974,000

Performance Graph

The graph below compares PCA’s cumulative 5-year total shareholder return on common stock with the cumulative total returns of the S&P 500 index; the S&P Midcap 400 index; a New Peer Group that includes three companies, which are International Paper Company, Smurfit-Stone Container Corp. and Temple Inland Inc.; and an Old Peer Group of four companies, which are International Paper Company, Smurfit-Stone Container Corp., Temple Inland Inc. and Weyerhaeuser Company. Peer Group member Weyerhaeuser was dropped from the Old Peer Group comparison due to the sale of its containerboard, packaging and recycling business to International Paper Company in August 2008. The graph tracks the performance of a $100 investment in our common stock, in each index, and in the peer groups (including the reinvestment of all dividends) from December 31, 2003 through December 31, 2008. The stock price performance included in this graph is not necessarily indicative of future stock price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Packaging Corporaton of America, The S&P 500 Index,
The S&P Midcap 400 Index, An Old Peer Group And A New Peer Group

*	$100 invested on 12/31/03 in stock & index, including reinvestment of dividends.

Copyright© 2009 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

	Cumulative Total Return
	12/03	12/04	12/05	12/06	12/07	12/08
Packaging Corporation of America	100.00	110.60	112.69	113.52	150.81	76.57

S & P 500	100.00	110.88	116.33	134.70	142.10	89.53

S & P Midcap 400	100.00	116.48	131.11	144.64	156.18	99.59

Old Peer Group	100.00	104.36	99.48	103.72	103.43	38.10

New Peer Group	100.00	101.92	89.92	90.22	88.92	27.84

The information in the graph and table above is not deemed “filed” with the Securities and Exchange Commission and is not to be incorporated by reference in any of PCA’s filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date of this Annual Report on Form 10-K, except to the extent that PCA specifically incorporates such information by reference.

Item 6.	SELECTED FINANCIAL DATA

The following table sets forth the selected historical financial data of PCA. The information contained in the table should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the historical consolidated financial statements of PCA, including the notes thereto, contained elsewhere in this report.

	For the Year Ended December 31,
	2008	2007	2006	2005	2004
	(In thousands, except per share data)

Statement of Income Data:
Net sales	$2,360,493	$2,316,006	$2,187,046	$1,993,658	$1,890,085
Net income	135,609	170,066	125,032	52,604	68,730
Net income per common share:
— basic	1.32	1.63	1.21	0.49	0.65
— diluted	1.31	1.61	1.20	0.49	0.64
Weighted average common shares outstanding:
— basic	102,753	104,483	103,599	107,334	106,358
— diluted	103,593	105,459	104,485	108,098	107,570
Cash dividends declared per common share	1.20	1.05	1.00	1.00	0.60
Balance Sheet Data:
Total assets	$1,939,741	$2,035,857	$1,986,976	$1,973,298	$2,082,774
Total long-term debt obligations(1)	681,135	677,248	686,917	695,203	694,892
Stockholders’ equity	683,949	760,861	691,771	681,420	817,570

(1)	Total long-term debt obligations include long-term debt, capital lease obligations, short-term debt and current maturities of long-term debt and capital lease obligations.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of historical results of operations and financial condition should be read in conjunction with the audited financial statements and the notes thereto which appear elsewhere in this report.

Overview

PCA is the fifth largest producer of containerboard and corrugated products in the United States, based on production capacity. We operate four containerboard mills and 67 corrugated products manufacturing plants throughout the United States. Approximately 80% of the containerboard tons produced at our mills are consumed in our corrugated products manufacturing plants. The remaining 20% is sold to domestic customers or the export market. We produce a wide variety of corrugated products ranging from basic corrugated shipping containers to specialized packaging such as wax-coated boxes for the agriculture industry. We also have multi-color printing capabilities to make high-impact graphics boxes and displays that offer our customers more attractive packaging.

In analyzing our operating performance, we focus on the following factors that affect our business and are important to consider when reviewing our financial and operating results:

•	corrugated products demand;

•	corrugated products and containerboard pricing;

•	containerboard inventories; and

•	cost trends and volatility for our major costs, including wood and recycled fiber, purchased fuels, electricity, labor and fringe benefits and transportation costs.

The market for containerboard and corrugated products is generally subject to changes in the U.S. economy. Historically, supply and demand, as well as industry-wide inventory levels, have influenced prices of containerboard and corrugated products. In addition to U.S. shipments, approximately 10% of domestically produced containerboard has been exported for use in other countries.

The U.S. economy experienced a severe downturn in the fourth quarter of 2008 and, as a result, reported industry shipments of corrugated products decreased 10% for this period compared to 2007. During this same period, reported industry containerboard production levels decreased 14% from fourth quarter of 2007 levels. The total industry reported containerboard mill production for December was the lowest monthly production in over 15 years. As reported by industry publications, linerboard prices decreased $10 per ton and corrugating medium prices decreased $20 per ton in December 2008, and additional price decreases of $10 per ton for both linerboard and corrugating medium were reported by industry publications in both January and February 2009. Average prices for linerboard and corrugating medium ended 2008 at $45 per ton and $35 per ton, respectively, higher than December 2007 levels, reflecting the July 2008 $55 per ton increase, partially offset by the December pricing decline.

The cost to manufacture containerboard is dependent, in large part, on the costs of wood fiber, recycled fiber, purchased fuels, electricity, labor and fringe benefits. While energy and other costs are significant in the manufacture of corrugated products, labor and fringe benefits make up the largest component of corrugated products’ manufactured costs besides the cost of containerboard.

Our costs for purchased fuels averaged approximately 30% higher for the full year 2008 compared to 2007, while transportation and electricity costs rose more modestly from prior year levels. Recycled fiber costs in 2008 were lower than in 2007 and at the end of 2008 were about 75% below year-end 2007 levels. Wood fiber costs in 2008 were higher than they were in 2007 and, at the end of 2008, about 5% higher than they were in December 2007. Chemical costs were also higher during 2008 compared to 2007; this was particularly significant in the second half of 2008 and is expected to continue into at least the first part of 2009.

For the year ended December 31, 2008, PCA’s earnings were negatively impacted by increased costs during the first three quarters and by the severe economic downturn in the fourth quarter. For the full year, 2008 earnings were approximately 20% below the record earnings level set in 2007, but still represented our second highest earnings for a fiscal year, excluding special items, since becoming a standalone company in April 1999. The reduction in earnings was primarily driven by decreased sales volume for both containerboard and corrugated products. Fourth quarter corrugated products sales volume was down 9.9% compared to the fourth quarter of 2007 and market related downtime and machine slowbacks reduced mill production by 90,000 tons. This downtime was the most downtime our mills have taken in a quarter since becoming a standalone company. Sales prices rose compared to 2007 with the implementation of the containerboard price increase in July 2008 and the corresponding corrugated products price increases. Partially offsetting the beneficial impact of the price increases were cost increases mentioned previously in energy, chemicals and wood fiber in addition to higher labor and fringe benefits costs, including medical costs.

In the first quarter 2009, our Valdosta mill will be down for its annual maintenance outage and in addition, market related downtime is likely. Energy usage will be higher with colder weather, and we also expect higher chemical costs. Considering these items and with the current economic conditions and uncertainty, we expect our first quarter 2009 earnings to be lower than our earnings in the fourth quarter of 2008.

Results of Operations

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

The historical results of operations of PCA for the years ended December 31, 2008 and 2007 are set forth below:

	For the Year Ended
	December 31,
	2008	2007	Change
	(In millions)

Net sales	$2,360.5	$2,316.0	$44.5

Income from operations	$241.8	$293.5	$(51.7)
Interest expense, net	(31.7)	(25.6)	(6.1)

Income before taxes	210.1	267.9	(57.8)
Provision for income taxes	(74.5)	(97.8)	23.3

Net income	$135.6	$170.1	$(34.5)

Net Sales

Net sales increased by $44.5 million, or 1.9%, for the year ended December 31, 2008 from the year ended December 31, 2007. Net sales increased primarily due to increased sales prices of corrugated products and containerboard ($111.0 million), partially offset by the impact of lower sales volume ($66.5 million).

Total corrugated products volume sold decreased 2.9% to 30.3 billion square feet in 2008 compared to 31.2 billion square feet in 2007. On a comparable shipment-per-workday basis, corrugated products sales volume decreased 3.3% in 2008 from 2007. Shipments-per-workday is calculated by dividing our total corrugated products volume during the year by the number of workdays within the year. The larger percentage decrease on a shipment-per-workday basis was due to the fact that 2008 had one more workday (252 days), those days not falling on a weekend or holiday, than 2007 (251 days). Containerboard sales volume to external domestic and export customers decreased 11.7% to 478,000 tons for the year ended December 31, 2008 from 541,000 tons in 2007.

Income from Operations

Income from operations decreased by $51.7 million, or 17.6%, for the year ended December 31, 2008 compared to 2007. The decrease in income from operations was primarily attributable to increased energy and energy related costs including transportation ($56.2 million), lower sales volume ($44.4 million), increased costs for wood fiber ($25.1 million), labor ($17.6 million), medical ($8.9 million), bad debts ($4.1 million), legal matters ($3.4 million), start-up costs of two major mill projects ($3.2 million) and fixed asset disposals ($3.1 million). The impact of higher costs and lower volume was partially offset by increased sales prices ($111.0 million) and lower recycled fiber costs ($3.6 million).

Gross profit decreased $33.3 million, or 6.3%, for the year ended December 31, 2008 from the year ended December 31, 2007. Gross profit as a percentage of net sales decreased from 22.7% of net sales in the year ended December 31, 2007 to 20.8% of net sales in the year ended December 31, 2008 primarily due to the cost increases and reduced sales volume described previously.

Selling and administrative expenses increased $3.8 million, or 2.2%, for the year ended December 31, 2008 from the year ended December 31, 2007. The increase was primarily the result of higher expenses related to labor and fringe benefit costs ($1.5 million), warehousing costs due to customer requirements ($1.5 million) and travel, meeting and entertainment expenses ($0.5 million).

Corporate overhead for the year ended December 31, 2008 increased $4.8 million, or 8.6%, from the year ended December 31, 2007. The increase was primarily attributable to increased salary and fringe benefit expenses ($4.5 million).

Other expense, net, increased $8.8 million, or 134.5% for the year ended December 31, 2008 compared to the year ended December 31, 2007. The increase was primarily due to higher legal related costs ($3.4 million), fixed asset disposal costs ($3.1 million), storm damage to our facilities ($1.0 million) and a gain on sale of land occurring in 2007 ($0.8 million).

Interest Expense, Net and Income Taxes

Interest expense, net of interest income, increased by $6.1 million, or 23.8%, for the year ended December 31, 2008 compared to the year ended December 31, 2007, primarily as a result of lower interest income ($6.2 million) earned on PCA’s cash equivalents, partially offset by lower interest expense ($0.1 million) related to PCA’s outstanding debt balances. The $6.2 million decrease in interest income was due both to lower interest income rates and lower cash balances during 2008 compared to 2007. The $0.1 million decrease in interest expense was due to a $2.4 million decrease in interest expense related to the Company’s receivables credit facility due to lower interest rates and a $1.4 million decrease in term loan interest expense as a result of the repayment of the term loan in March 2008. This was almost completely offset by a $3.7 million increase in interest expense related to the issuance in March 2008 of PCA’s 6 1/2% notes due 2018, the proceeds of which were used to repay the 4 3/8% notes due August 2008.

PCA’s effective tax rate was 35.5% for the year ended December 31, 2008 and 36.5% for the year ended December 31, 2007. The effective tax rate varies from the U.S. federal statutory tax rate of 35.0% principally due to the impact of state and local income taxes offset by the domestic manufacturers’ deduction. PCA had no material changes impacting FIN No. 48 in 2008.

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

The historical results of operations of PCA for the years ended December 31, 2007 and 2006 are set forth below:

	For the Year Ended
	December 31,
	2007	2006	Change
	(In millions)

Net sales	$2,316.0	$2,187.0	$129.0

Income from operations	$293.5	$225.9	$67.6
Interest expense, net	(25.6)	(31.2)	5.6

Income before taxes	267.9	194.7	73.2
Provision for income taxes	(97.8)	(69.7)	(28.1)

Net income	$170.1	$125.0	$45.1

Net Sales

Net sales increased by $129.0 million, or 5.9%, for the year ended December 31, 2007 from the year ended December 31, 2006. Approximately $123.1 million of the increase resulted from higher sales prices and approximately $5.9 million of the increase resulted from higher sales volumes.

The increased sales prices resulted from the August 2007 increase in containerboard prices and the realization of those price increases in our sales of corrugated products.

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

Selling and administrative expenses increased $10.6 million, or 6.7%, for the year ended December 31, 2007 from the year ended December 31, 2006. The increase was primarily the result of increased salary and incentive compensation expense ($6.3 million) and related fringe benefit costs ($1.7 million), increased travel and entertainment expenses ($1.1 million) and higher warehousing costs due to customer requirements ($0.8 million).

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

Interest Expense, Net and Income Taxes

Interest expense, net of interest income, decreased by $5.6 million, or 18.0%, for the year ended December 31, 2007 compared to the year ended December 31, 2006, primarily as a result of increased income earned on PCA’s cash equivalents due to higher cash balances.

PCA’s effective tax rate was 36.5% for the year ended December 31, 2007 and 35.8% for the year ended December 31, 2006. For both 2007 and 2006, tax rates were higher than the federal statutory rate of 35.0% due principally to state income taxes.

Liquidity and Capital Resources

	For the Year Ended December 31,
	2008	2007	2006
	(In millions)

Net cash provided by (used for):
Operating activities	$269.3	$300.1	$246.6
Investing activities	(134.5)	(113.2)	(93.9)
Financing activities	(213.5)	(120.6)	(103.5)

Net increase (decrease) in cash	$(78.7)	$66.3	$49.2

Operating Activities

Net cash provided by operating activities decreased $30.8 million, or 10.3% to $269.3 million for the year ended December 31, 2008 compared to the year ended December 31, 2007. The decrease in net cash provided by operating activities was primarily the result of lower net income in 2008 of $34.5 million as previously described, partially offset by lower requirements for operating assets and liabilities of $1.5 million. During 2008, PCA’s cash taxes paid for both federal and state income taxes were $89.4 million, or 42.5% of book income before taxes of $210.1 million, compared to PCA’s effective tax rate of 35.5% in 2008.

The lower requirements for operating assets and liabilities were driven by favorable year over year changes in accounts receivable ($33.7 million) and inventories ($5.9 million) and lower 2008 pension contributions ($12.1 million), partially offset by unfavorable year over year changes in accounts payable ($43.9 million) and accrued liabilities ($10.5 million). The higher pension contributions in 2007 were driven in part by expected additional funding requirements beginning in 2008. Changes in balances of operating assets and liabilities reflected the ordinary course operation of PCA’s business during 2008. Requirements for operating assets and liabilities are subject to PCA’s operating needs, the timing of collection of receivables and the payments of payables and expenses, and to seasonal fluctuations in PCA’s operations. Working capital requirements were affected by the weak business conditions and significantly lower than expected demand for containerboard and corrugated products during the fourth quarter of 2008, resulting in a net increase in the requirements for accounts payable, accrued liabilities and accounts receivable of $32.6 million for the three months ended December 31, 2008 compared to the same period in 2007.

Net cash provided by operating activities increased $53.5 million, or 21.7%, to $300.1 million for the year ended December 31, 2007 compared to the year ended December 31, 2006. The increase in net cash provided by operating activities was primarily the result of higher net income in 2007 as previously described and lower requirements for operating assets and liabilities of $3.5 million for the year ended December 31, 2007 compared to the same period in 2006. During 2007, PCA’s cash taxes paid for both federal and state income taxes were $105.5 million, or 39.4% of book income before taxes of $267.9 million, compared to PCA’s effective tax rate of 36.5% in 2007.

Requirements for operating assets and liabilities were lower by $3.5 million for the year ended December 31, 2007 compared to the same period in 2006, primarily driven by favorable year-over-year changes in accounts receivable ($35.3 million) and accounts payable ($20.6 million), partially offset by unfavorable year-over-year changes in accrued liabilities ($32.6 million), inventories ($5.0 million) and higher 2007 pension contributions ($12.1 million).

Investing Activities

Net cash used for investing activities increased by $21.3 million, or 18.8%, to $134.5 million for the year ended December 31, 2008 compared to the year ended December 31, 2007. The increase was primarily related to higher additions to property, plant and equipment of $19.5 million and higher additions to other long term assets of $1.4 million in the year ended December 31, 2008 compared to the year ended December 31, 2007.

Net cash used for investing activities increased by $19.2 million, or 20.5%, to $113.2 million for the year ended December 31, 2007 compared to the year ended December 31, 2006. The increase was primarily related to higher additions to property, plant and equipment of $25.2 million in 2007 compared to 2006, partially offset by the cost of acquisitions in 2006 of $4.3 million and lower additions to other long term assets of $2.4 million.

As of December 31, 2008, PCA had commitments for general purpose capital expenditures of $43.0 million for 2009. PCA believes cash flow from operations will be sufficient to fund these commitments.

Financing Activities

Net cash used for financing activities totaled $213.5 million for the year ended December 31, 2008, an increase of $92.9 million, or 77.0%, from the year ended December 31, 2007. The increase was primarily attributable to higher debt payments of $160.2 million, higher repurchases of PCA common stock of $35.1 million, $20.0 million in additional dividends paid on PCA’s common stock and lower proceeds from the issuance of common stock upon exercise of stock options of $21.9 million during 2008 compared to 2007, partially offset by $145.2 million in net proceeds received from PCA’s notes offering described below.

In connection with the senior notes offering in March of 2008, PCA received proceeds, net of discount, of $149.9 million and paid $4.4 million for settlement of a treasury lock that it entered into to protect against increases in the ten-year U.S. Treasury rate, which served as a reference in determining the interest rate applicable to the notes. PCA also incurred financing costs in the amount of $0.3 million in connection with the senior notes offering. PCA used the proceeds of this offering, together with cash on hand, to repay all of the $150.0 million of outstanding 4 3/8% senior notes that were due on August 1, 2008.

Net cash used for financing activities totaled $120.7 million for the year ended December 31, 2007, an increase of $17.1 million, or 16.6%, from the year ended December 31, 2006. The increase was primarily attributable to $30.5 million in repurchases of PCA common stock in 2007, partially offset by additional proceeds from the issuance of common stock upon exercise of stock options of $14.4 million during 2007 compared to 2006.

PCA holds an approximate 29% equity ownership interest in STV. PCA did not receive any dividends from STV in 2008, 2007 or 2006.

On November 29, 2000, PCA established an on-balance sheet securitization program for its trade accounts receivable. To effectuate this program, PCA formed a wholly-owned limited purpose subsidiary, Packaging Credit Company, LLC, or PCC, which in turn formed a wholly-owned, bankruptcy-remote, special-purpose subsidiary, Packaging Receivables Company, LLC, or PRC, for the purpose of acquiring receivables from PCC. Both of these entities are included in the consolidated financial statements of PCA. Under this program, PCC purchases on an ongoing basis substantially all of the receivables of PCA and sells such receivables to PRC. PRC and lenders established a $150.0 million receivables-backed revolving credit facility through which PRC obtains funds to purchase receivables from PCC. The receivables purchased by PRC are and will be solely the property of PRC. In the event of a liquidation of PRC, the creditors of PRC would be entitled to satisfy their claims from PRC’s assets prior to any distribution to PCC or PCA. Credit available under the receivables credit facility is on a borrowing-base formula. As a result, the full amount of the facility may not be available at all times. On September 19, 2008, PCA extended its receivables credit facility through September 18, 2009. As of December 31, 2008, $109.0 million was outstanding and $41.0 million was available for additional borrowing under the receivables credit facility. The highest outstanding principal balance under the receivables credit facility during fiscal 2008 was $109.0 million.

On July 21, 2003, PCA closed its offering and private placement of $150.0 million of 4 3/8% senior notes due August 1, 2008 and $400.0 million of 5 3/4% senior notes due August 1, 2013. On March 25, 2008, PCA issued $150.0 million of 6 1/2% senior notes due March 15, 2018 through a registered public offering. The proceeds of this offering, together with cash on hand, were used to repay all of the $150.0 million of 4 3/8% senior notes which matured on August 1, 2008.

On March 31, 2008, PCA repaid all borrowings under its old senior credit facility. This facility was replaced with a senior credit facility that provides a new $150.0 million revolving credit facility, including a $35.0 million subfacility for letters of credit. The new senior credit facility closed on April 15, 2008. The new revolving credit facility is available to fund PCA’s working capital requirements, capital expenditures and other general corporate purposes. The new revolving credit facility will terminate in April 2013. As of December 31, 2008, PCA had $130.6 million in unused borrowing capacity under the senior credit facility, net of the impact on this borrowing capacity of $19.4 million of outstanding letters of credit.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements as of December 31, 2008 that would require disclosure under SEC FR-67, “Disclosure in Management’s Discussion and Analysis About Off-Balance Sheet Arrangements and Aggregate Contractual Obligations.”

Contractual Obligations

The following table summarizes PCA’s contractual obligations at December 31, 2008:

	Payments Due by Period
		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(In thousands)

Receivables credit facility	$109,000	$109,000	$—	$—	$—
5 3/4% senior notes (due August 1, 2013)	400,000	—	—	400,000	—
6 1/2% senior notes (due March 15, 2018)	150,000	—	—	—	150,000

Total short-term and long-term debt	659,000	109,000	—	400,000	150,000
Capital lease obligations	43,511	2,224	4,404	4,404	32,479
Operating leases	107,255	27,425	39,846	15,149	24,835
Capital commitments	42,975	42,975	—	—	—
Purchase commitments	38,897	6,258	6,820	2,973	22,846
Letters of credit	19,373	19,373	—	—	—
Pension contributions	36,800	36,800	—	—	—

Total contractual obligations	$947,811	$244,055	$51,070	$422,526	$230,160

The above table excludes unamortized debt discount of $1.6 million at December 31, 2008 and interest payments on debt outstanding. Based on interest rates in effect and long-term debt balances outstanding as of December 31, 2008, projected contractual interest payments would be approximately $36.0 million in 2009 and for each future year. For the purpose of this disclosure, PCA’s variable and fixed rate long-term debt would be replaced at maturity with similar long-term debt and similar interest rates. This disclosure does not attempt to predict changes in interest rates. See Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” for the impact of changes in interest rates on PCA’s future cash flows.

The operating lease commitments, capital commitments, purchase commitments and letters of credit are not reflected on PCA’s consolidated balance sheet as of December 31, 2008. See Notes 8 and 12 to the audited consolidated financial statements for additional information. PCA currently does not have any projections for future pension contributions beyond 2009.

As of December 31, 2008, the Company’s expected payment for significant contractual obligations excludes $10.4 million of obligations for unrecognized tax benefits because the Company cannot make a reasonably reliable estimate of the period of cash settlement for such liability. See Note 14 to the audited consolidated financial statements for additional information.

PCA’s primary sources of liquidity are net cash provided by operating activities, borrowings under PCA’s revolving credit facility and additional borrowings under PCA’s receivables credit facility. As of December 31, 2008, PCA had $171.6 million in unused borrowing capacity under its existing credit facilities, net of the impact on this borrowing capacity of $19.4 million of outstanding letters of credit. Currently, PCA’s primary uses of cash are for capital expenditures, debt service and declared common stock dividends, which it expects to be able to fund from these sources.

The following table provides the outstanding balances and the weighted average interest rates as of December 31, 2008 for PCA’s revolving credit facility, the receivables credit facility and the senior notes:

	Balance at		Projected Annual
	December 31,	Weighted Average	Cash Interest
Borrowing Arrangement	2008	Interest Rate	Payments
	(Dollars in thousands)

Revolving Credit facility	$—	N/A	N/A
Receivables Credit Facility	109,000	3.01	$3,280
5 3/4% Senior Notes (due August 1, 2013)	400,000	5.75	23,000
6 1/2% Senior Notes (due March 15, 2018)	150,000	6.50	9,750

Total	$659,000	5.47%	$36,030

The above table excludes unamortized debt discount of $1.6 million at December 31, 2008. It also excludes from the projected annual cash interest payments, the non-cash income from the annual amortization of the $22.8 million received in July 2003 and the non-cash expense from the annual amortization of the $4.4 million paid in March 2008 to settle the treasury locks related to the 5 3/4% senior notes due 2013 and the 6 1/2% senior notes due 2018. The amortization is being recognized over the terms of the 5 3/4% senior notes due 2013 and the 6 1/2% senior notes due 2018 and is included in interest expense, net.

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

In addition, we must maintain minimum net worth and maximum debt to total capitalization and minimum interest coverage ratios under the revolving credit facility. A failure to comply with the restrictions contained in our revolving credit facility could lead to an event of default, which could result in an acceleration of any outstanding indebtedness and/or prohibit us from drawing on the revolving credit facility. Such a default may also constitute an event of default under the senior notes indentures and the receivables credit facility. At December 31, 2008, PCA was in compliance with these covenants.

PCA currently expects to incur capital expenditures of $90.0 million in 2009. These expenditures will be used primarily for maintenance capital, cost reduction, business growth and environmental compliance.

PCA believes that net cash generated from operating activities, available cash reserves and available borrowings under its committed credit facilities and available capital through access to capital markets will be adequate to meet its liquidity and capital requirements, including payments of any declared common stock dividends, for the foreseeable future. As its debt or credit facilities become due, PCA will need to repay, extend or replace such facilities, which will be subject to future economic conditions and financial, business and other factors, many of which are beyond PCA’s control.

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

We believe that we are currently in material compliance with these and all applicable environmental rules and regulations. Because environmental regulations are constantly evolving, we have incurred, and will continue to incur, costs to maintain compliance with these and other environmental laws. We work diligently to anticipate and budget for the impact of applicable environmental regulations, and do not currently expect that future environmental compliance obligations will materially affect our business or financial condition. For the year ended December 31, 2008, we spent approximately $23.5 million to comply with the requirements of these and other environmental laws. For the years ended December 31, 2007 and 2006, the costs of environmental compliance were approximately $19.4 million and $17.5 million, respectively.

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

Because liability for remediation costs under environmental laws is strict, meaning that liability is imposed without fault, joint and several, meaning that liability is imposed on each party without regard to contribution, and retroactive, we could receive notifications of cleanup liability in the future and this liability could be material. From 1994 through 2008, remediation costs at our mills and corrugated plants totaled approximately $3.2 million. As of December 31, 2008, we maintained an environmental reserve of $8.3 million relating to on-site landfills and surface impoundments as well as ongoing and anticipated remedial projects. Total capital costs for environmental matters were $3.5 million for 2008 and we currently estimate 2009 environmental capital expenditures will be $1.5 million. As of this filing, we believe that it is not reasonably possible that future environmental expenditures above the $8.3 million accrued as of December 31, 2008 will have a material impact on our financial condition, results of operations and cash flows.

Critical Accounting Policies

Management’s discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to bad debts, inventories, goodwill and intangible assets, pensions and other postretirement benefits, income taxes, environmental liabilities, stock based compensation, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements. For a further discussion on the application of these and other accounting policies, see Note 2 to our consolidated financial statements included elsewhere in this report.

Accounts Receivable — Allowance for Doubtful Accounts and Customer Deductions

We evaluate the collectibility of our accounts receivable based upon a combination of factors. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations to us (e.g., bankruptcy filings, substantial downgrading of credit sources), we record a specific reserve for bad debts against amounts due to us to reduce the net recorded receivable to the amount we reasonably believe will be collected. For all other customers, we recognize reserves for bad debts consisting of 0.3% for amounts less than 90 days past due their contractual terms and 30% for amounts more than 90 days past due their contractual terms based on our historical collection experience. If our collection experience deteriorates (i.e., higher than expected defaults or an unexpected material adverse change in a major customer’s ability to meet its financial obligations to us), our estimates of the recoverability of amounts due us could be reduced by a material amount.

The customer deductions reserve represents the estimated amount required for customer returns, allowances and earned discounts. Based on our experience, customer returns, allowances and earned discounts have averaged 1.0% of our gross selling price. Accordingly, we reserve 1.0% of our open customer accounts receivable balance for these items.

As of December 31, 2008, the balance in the allowance for doubtful accounts reserve was $4.4 million, compared to $2.9 million at December 31, 2007. Bad debt expense in 2008 was $4.2 million, compared to $0.1 million in 2007. The increase in bad debt expense of $4.1 million was primarily attributable to a $2.7 million increase in expense related to customers who had filed for bankruptcy and an increase of $1.1 million reserved for specific customers at the 90% level of their accounts receivable balance as of December 31, 2008. For the year ended December 31, 2007, bad debt expense was $0.1 million compared to $3.2 million in 2006. The decrease of $3.1 million was primarily attributable to a $1.8 million decrease in expense related to customers who had filed for bankruptcy and a decrease of $0.9 million in connection with specific customers that were reserved for at the 90% level of their accounts receivable balance as of December 31, 2007.

Inventories

We record our inventories at the lower of cost or market and include all costs directly associated with manufacturing products: materials, labor and manufacturing overhead. The estimated market value is based on assumptions for future demand and related pricing. If actual market conditions are less favorable than those projected by management, reductions in the carrying value of inventories may be required. Raw materials, work in process and finished goods valued using the last-in, first-out (“LIFO”) cost method comprised 64% of inventories at current cost at both December 31, 2008 and 2007, respectively. Supplies and materials inventories are valued using a moving average cost.

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

The discount rate assumptions used to calculate net periodic pension and postretirement costs reflect the rates available on high-quality, fixed-income debt instruments on December 31. The rate of compensation increase is another significant assumption used to calculate net periodic pension cost and is determined by us based upon annual reviews.

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

Stock-Based Compensation

PCA measures and records stock-based compensation cost in accordance with SFAS No. 123(R), “Share-Based Payment.” Stock compensation cost includes: (a) compensation cost for all share-based payments granted prior to, but not vested as of January 1, 2006, the effective date of SFAS No. 123(R), based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R).

PCA recognizes compensation expense associated with option awards ratably over their vesting periods. The Company uses the Black-Scholes-Merton option-pricing model to estimate the fair value of each option grant as of the date of grant. Expected volatilities are based on historical volatility of the Company’s common stock. The expected life of the option is estimated using historical data pertaining to option exercises and employee terminations. Separate groups of employees that have similar historical exercise behavior are considered separately for estimating the expected life. The risk-free interest rate is based on U.S. Treasury yields in effect at the time of grant.

The fair value of restricted stock awards is determined based on the closing price of PCA’s common stock on the grant date. The Company generally recognizes compensation expense associated with restricted stock awards ratably over their vesting periods. As PCA’s Board of Directors has the ability to accelerate the vesting of restricted stock upon an employee’s retirement, the Company accelerates the recognition of compensation expense for certain employees approaching normal retirement age.

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

Inherent in determining the annual tax rate are judgments regarding business plans, planning opportunities and expectations about future outcomes. Significant management judgments are required for the following items:

•	Management reviews PCA’s deferred tax assets for realizability. Valuation allowances are established when management believes that it is more likely than not that some portion of the deferred tax assets will not be realized. Changes in valuation allowances from period to period are included in the tax provision.

•	PCA establishes accruals for uncertain tax contingencies when, despite the belief that PCA’s tax return positions are fully supported, PCA believes that an uncertain tax position does not meet the recognition threshold of FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes.” The tax contingency accruals are adjusted in light of changing facts and circumstances, such as the progress of tax audits, the expiration of the statute of limitations for the relevant taxing authority to examine a tax return, case law and emerging legislation. While it is difficult to predict the final outcome or timing of resolution for any particular tax matter, PCA believes that the accruals for uncertain tax contingencies at December 31, 2008 reflect the likely outcome of known tax contingencies as of such date in accordance with FIN No. 48.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

PCA is exposed to the impact of interest rate changes and changes in the market value of its financial instruments. PCA periodically enters into derivatives in order to minimize these risks, but not for trading purposes. On January 17, 2008, in connection with a contemplated issuance of ten-year debt securities in March 2008, PCA entered into an interest rate protection agreement with a counterparty to lock in the then current interest rate on ten-year U.S. Treasury notes to protect against increases in the ten-year U.S. Treasury note rate. This rate served as a reference in determining the interest rate applicable to the ten-year notes due 2018 issued in March 2008. As a result of a decrease in the interest rate on the ten-year U.S. Treasury notes between the date of the agreement and the time PCA priced its offering of those notes, PCA paid $4.4 million to the counterparty on March 25, 2008, the date of settlement. As of December 31, 2008, PCA was not a party to any derivative instruments.

The interest rates on approximately 84% of PCA’s debt are fixed. A one percent increase in interest rates related to variable rate debt would have resulted in an increase in interest expense and a corresponding decrease in income before taxes of $1.1 million annually. In the event of a change in interest rates, management could take actions to mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in PCA’s financial structure.

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

Prior to filing this report, PCA completed an evaluation under the supervision and with the participation of PCA’s management, including PCA’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of PCA’s disclosure controls and procedures as of December 31, 2008. The evaluation of PCA’s disclosure controls and procedures included a review of the controls’ objectives and design, PCA’s implementation of the controls and the effect of the controls on the information generated for use in this report. Based on this evaluation, PCA’s Chief Executive Officer and Chief Financial Officer concluded that PCA’s disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2008.

During the quarter ended December 31, 2008, there were no changes in internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, PCA’s internal control over financial reporting.

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

PCA’s management, under the supervision of and with the participation of the Chief Executive Officer and Chief Financial Officer, assessed the Company’s internal control over financial reporting as of December 31, 2008, based on criteria for effective control over financial reporting described in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, PCA’s management concluded that its internal control over financial reporting was effective as of December 31, 2008, based on the specified criteria.

Ernst & Young LLP, the independent registered public accounting firm that audited PCA’s financial statements included in this Form 10-K, has also audited the effectiveness of the Company’s internal control over financial reporting. Their attestation report precedes PCA’s audited financial statements included elsewhere in this report.

Item 9B.  OTHER INFORMATION

Because this Annual Report on Form 10-K is being filed within four business days after the applicable triggering event, the below disclosure is being made under Part II, Item 9B of this Annual Report on Form 10-K instead of under Item 5.02 (Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers) of Form 8-K.

On February 25, 2009, PCA’s board of directors approved an amendment to the Deferred Compensation Plan that is filed as Exhibit 10.15 to this Annual Report on Form 10-K. The amended plan provides Paul T. Stecko with a monthly deferred compensation benefit and will replace Mr. Stecko’s Supplemental Executive Retirement Plan (the “SERP”) (filed as Exhibit A to Exhibit 10.14 hereto and amendment filed as Exhibit 10.17 hereto) effective March 15, 2009, on which date Mr. Stecko’s benefits under the SERP terminate and are paid out.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding PCA’s executive officers required by this Item 10 is set forth in Item 4.1 of Part I of this report.

The following information required by this Item 10 will be included in PCA’s Proxy Statement for the 2009 Annual Meeting of Stockholders and is incorporated by reference herein:

•	Information regarding PCA’s directors included under the caption “Election of Directors”

•	Information regarding PCA’s Audit Committee and financial experts included under the caption “Election of Directors — Audit Committee”

•	Information regarding PCA’s code of ethics included under the caption “Election of Directors — Code of Ethics”

•	Information regarding PCA’s stockholder nominating procedures included under the captions “Other Information — Recommendations for Board — Nominated Director Nominees” and “Other Information — Procedures for Nominating Directors or Bringing Business Before the 2009 Annual Meeting”

•	Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance”

Item 11.	EXECUTIVE COMPENSATION

Information with respect to executive compensation required by this Item 11 will be included in PCA’s Proxy Statement under the captions “Compensation Discussion and Analysis” and “Executive Officer and Director Compensation” (including all subcaptions and tables thereunder) and is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information with respect to security ownership of certain beneficial owners and management required by this Item 12 will be included in PCA’s Proxy Statement under the caption “Ownership of Our Stock” and is incorporated herein by reference.

Authorization of Securities under Equity Compensation Plans.  Securities authorized for issuance under equity compensation plans at December 31, 2008 are as follows:

Number of
Securities
	Number of	Weighted	Remaining
	Securities to	Average	Available for
	be Issued	Exercise	Future
	Upon Exercise of	Price of	Issuance
	Outstanding	Outstanding	Under Equity
	Options and	Options and	Compensation
Plan Category	Rights	Rights	Plans(a)

Equity compensation plans approved by security holders	2,227,032	$19.85	377,492
Equity compensation plans not approved by security holders	—	—	—

Total	2,227,032	$19.85	377,492

(a)	Excludes securities reflected in the first column, “Number of securities to be issued upon exercise of outstanding options and rights.”

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information with respect to certain relationships and related transactions and director independence required by this Item 13 will be included in PCA’s Proxy Statement under the captions “Transactions with Related Persons” and “Election of Directors — Determination of Director Independence,” respectively, and is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information with respect to fees and services of the principal accountant required by this Item 14 will be included in PCA’s Proxy Statement under the caption “Ratification of Appointment of the Independent Registered Public Accounting Firm — Fees to the Independent Registered Public Accounting Firm” and is incorporated herein by reference.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as a part of this report:

(1) The financial statements listed in the “Index to Financial Statements.”

(2) Financial Statement Schedule.

The following consolidated financial statement schedule of PCA for the years ended December 31, 2008, 2007 and 2006 is included in this report.

Schedule II — Packaging Corporation of America — Valuation and Qualifying Accounts.

	Balance				Balance
	Beginning of	Charged to			End of
Description	Year	Expenses	Deductions		Year
	(Dollars in thousands)

Year ended December 31, 2008:
Deducted from assets accounts:
Allowance for doubtful accounts	$2,917	$4,162	$(2,724	)(1)	$4,355
Reserve for customer deductions	2,734	23,767	(23,994	)(2)	2,507

Total	$5,651	$27,929	$(26,718)		$6,862

Year ended December 31, 2007:
Deducted from assets accounts:
Allowance for doubtful accounts	$3,827	$105	$(1,015	)(1)	$2,917
Reserve for customer deductions	2,636	24,732	(24,634	)(2)	2,734

Total	$6,463	$24,837	$(25,649)		$5,651

Year ended December 31, 2006:
Deducted from assets accounts:
Allowance for doubtful accounts	$3,287	$3,218	$(2,678	)(1)	$3,827
Reserve for customer deductions	2,117	24,891	(24,372	)(2)	2,636

Total	$5,404	$28,109	$(27,050)		$6,463

(1)	Consists primarily of uncollectable accounts written off, net of recoveries, during the year.

(2)	Consists primarily of discounts taken by customers during the year.

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions, are inapplicable or not material, or the information called for thereby is otherwise included in the financial statements or the accompanying notes to the financial statements and therefore, have been omitted.

(b)	Exhibits

Exhibit
Number	Description

2.1	Contribution Agreement, dated as of January 25, 1999, among Pactiv Corporation (formerly known as Tenneco Packaging Inc.) (“Pactiv”), PCA Holdings LLC (“PCA Holdings”) and Packaging Corporation of America (“PCA”). (Incorporated herein by reference to Exhibit 2.1 to PCA’s registration Statement on Form S-4, Registration No. 333-79511).
2.2	Letter Agreement Amending the Contribution Agreement, dated as of April 12, 1999, among Pactiv, PCA Holdings and PCA. (Incorporated herein by reference to Exhibit 2.2 to PCA’s Registration Statement on Form S-4, Registration No. 333-79511).
3.1	Restated Certificate of Incorporation of PCA. (Incorporated herein by reference to Exhibit 3.1 to PCA’s Registration Statement on Form S-4, Registration No. 333-79511).
3.2	Certificate of Amendment to Restated Certificate of Incorporation of PCA. (Incorporated herein by reference to Exhbit 3.2 to PCA’s Registration Statement on Form S-4, Registration No. 333-109437.)
3.3	Amended and Restated By-laws of PCA. (Incorporated herein by reference to Exhibit 3.1 to PCA’s Current Report on Form 8-K filed December 5, 2008, File No. 1-15399.)
4.1	Form of certificate representing shares of common stock. (Incorporated herein by reference to Exhibit 4.9 to PCA’s Registration Statement on Form S-1, Registration No. 333-86963.)
4.2	Indenture, dated as of July 21, 2003, between PCA and U.S. Bank National Association. (Incorporated herein by reference to Exhibit 4.2 to PCA’s Quarterly Report on Form 10-Q for the period ended June 30, 2003, File No. 1-15399.)
4.3	First Supplemental Indenture, dated as of July 21, 2003, between PCA and U.S. Bank National Association. (Incorporated herein by reference to Exhibit 4.3 to PCA’s Quarterly Report on Form 10-Q for the period ended June 30, 2003, File No. 1-15399.)
4.4	Form of Rule 144A Global Note. (Incorporated herein by reference to Exhibit 4.5 to PCA’s Quarterly Report on Form 10-Q for the period ended June 30, 2003, File No. 1-15399.)
4.5	Officers’ Certificate, dated March 25, 2008, pursuant to Section 301 of the Indenture, dated July 21, 2003, by and between PCA and U.S. Bank National Association (Incorporated herein by reference to Exhibit 4.1 to PCA’s Current Report on Form 8-K filed March 25, 2008, File No. 1-15399.)
4.6	6.50% Senior Notes due 2018. (Incorporated herein by reference to Exhibit 4.2 to PCA’s Current Report on Form 8-K filed March 25, 2008, File No. 1-15399.)
10.1	Five Year Credit Agreement, dated as of April 15, 2008, by and among PCA and the lenders and agents named therein. (Incorporated herein by reference to Exhibit 10.1 to PCA’s Current Report on Form 8-K filed April 18, 2008, File No. 1-15399.)
10.2	Amended and Restated Credit and Security Agreement, dated as of September 19, 2008, by and among PCA and the lenders and agents named therein. (Incorporated herein by reference to Exhibit 10.1 to PCA’s Current Report on Form 8-K filed September 25, 2008, File No. 1-15399.)
10.3	Receivables Sale Agreement, dated as of November 29, 2000, between PCC and PCA. (Incorporated herein by reference to Exhibit 10.24 to PCA’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, File No. 1-15399.)
10.4	Purchase and Sale Agreement, dated as of November 29, 2000, between PCC and PRC. (Incorporated herein by reference to Exhibit 10.25 to PCA’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001. File No. 1-15399)
10.5	Letter Agreement Regarding Terms of Employment, dated as of January 25, 1999, between PCA and Paul T. Stecko. ( Incorporated herein by reference to Exhibit 10.16 to PCA’s registration Statement on From S-4, Registration No. 333-79511)*
10.6	Letter Agreement Regarding Terms of Employment, dated as of May 19, 1999, between PCA and Paul T. Stecko. ( Incorporated herein by reference to Exhibit 10.17 to PCA’s registration Statement on From S-4, Registration No. 333-79511)*
10.7	Packaging Corporation of America Thrift Plan for Hourly Employees and First Amendment of Packaging Corporation of America Thrift Plan for Hourly Employees, effective February 1, 2000. (Incorporated herein by reference to Exhibit 4.5 to PCA’s Registration Statement on Form S-8, Registration No. 333-33176.)*

Exhibit
Number	Description

10.8	Packaging Corporation of America Retirement Savings Plan , effective February 1, 2000. (Incorporated herein by reference to Exhibit 4.6 to PCA’s Registration Statement on Form S-8, Registration No. 333-33176.)*
10.9	Amended and Restated 1999 Long-Term Equity Incentive Plan, effective as of May 4, 2005. (Incorporated herein by reference to Appendix B to PCA’s Definitive Proxy Statement on Schedule 14A, filed with the Commission on March 24, 2005.)*
10.10	Form of Stock Option Agreement for employees under the Amended and Restated 1999 Long-term Equity Incentive Plan. (Incorporated herein by reference to Exhibit 10.1 to PCA’s Current Report on Form 8-K, dated March 14, 2006, File No. 1-15399.)*
10.11	Form of Stock Option Agreement for non-employee directors under the Amended and Restated 1999 Long-term Equity Incentive Plan. (Incorporated herein by reference to Exhibit 10.2 to PCA’s Current Report on Form 8-K, dated March 14, 2006, File No. 1-15399.)*
10.12	Form of Restricted Stock Award Agreement for employees and non-employee directors under the Amended and Restated 1999 Long-term Equity Incentive Plan. (Incorporated herein by reference to Exhibit 10.3 to PCA’s Current Report on Form 8-K, dated March 14, 2006, File No. 1-15399.)*
10.13	Amended and Restated 1999 Executive Incentive Compensation Plan, effective as of July 26, 2006. (Incorporated herein by reference to Exhibit 10.1 to PCA’s Quarterly Report on From 10-Q for the period ended June 30, 2006, File No. 1-15399.)*
10.14	Packaging Corporation of America Supplemental Executive Retirement Plan, as Amended and Restated Effective as of January 1, 2005. (Incorporated herein by reference to Exhibit 10.31 to PCA’s Annual Report on Form 10-K for the year ended December 31, 2006, File No. 1-15399.)*
10.15	Packaging Corporation of America Deferred Compensation Plan, effective as of January 1, 2009.*†
10.16	Packaging Corporation of America Amended and Restated Executive Incentive Compensation Plan, effective as of February 28, 2007. (Incorporated herein by reference to Exhibit 10.32 to PCA’s Annual Report on Form 10-K for the year ended December 31, 2006, File No. 1-15399.)*
10.17	First Amendment of Packaging Corporation of America Supplemental Executive Retirement Plan, effective as of January 1, 2008.*†
12.1	Statement Regarding Computation of Ratio of Earnings to Fixed Charges†
21.1	Subsidiaries of the Registrant.†
23.1	Consent of Ernst & Young LLP.†
24.1	Powers of Attorney.†
31.1	Certification of Chief Executive Officer, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†
31.2	Certification of Chief Financial Officer, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

*	Management contract or compensatory plan or arrangement.

†	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 27, 2009.

Packaging Corporation of America

By:	/s/ Paul T. Stecko
Name:     Paul T. Stecko

Title:	Chairman and Chief Executive Officer

By:	/s/ Richard B. West
Name:     Richard B. West

Title:	Senior Vice President and Chief Financial
Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 27, 2009.

Signature	Title

/s/ Paul T. Stecko Paul T. Stecko	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

/s/ Richard B. West Richard B. West	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

* Cheryl K. Beebe	Director

* Henry F. Frigon	Director

* Hasan Jameel	Director

* Samuel M. Mencoff	Director

* Roger B. Porter	Director

* Rayford K. Williamson	Director

*By: /s/ Richard B. West Richard B. West (Attorney-In-Fact)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Packaging Corporation of America
Board of Directors and Stockholders

We have audited the accompanying consolidated balance sheets of Packaging Corporation of America (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Packaging Corporation of America at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 6 to the financial statements, the Company changed its method of accounting for pension and postretirement benefits effective December 31, 2008, and as discussed in Note 14 to the financial statements, the Company changed its method of accounting for uncertainty in income taxes effective January 1, 2007.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Packaging Corporation of America’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 16, 2009 expressed an unqualified opinion thereon.

Ernst & Young LLP

Chicago, Illinois
February16, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Packaging Corporation of America
Board of Directors and Stockholders

We have audited Packaging Corporation of America’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Packaging Corporation of America’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Packaging Corporation of America maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Packaging Corporation of America as of December 31, 2008 and 2007, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008, and our report dated February 16, 2009, expressed an unqualified opinion thereon.

Ernst & Young LLP

Chicago, Illinois
February 16, 2009

Packaging Corporation of America

Consolidated Balance Sheets
As of December 31, 2008 and 2007

	2008	2007
	(In thousands, except share and per share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$149,397	$228,143
Accounts receivable, net of allowance for doubtful accounts and customer deductions of $6,862 and $5,651 as of December 31, 2008 and 2007, respectively	254,898	275,921
Inventories	206,954	204,356
Prepaid expenses and other current assets	6,684	6,702
Deferred income taxes	15,240	17,915

Total current assets	633,173	733,037
Property, plant and equipment, net	1,221,019	1,215,298
Goodwill	37,163	37,163
Other intangible assets, net	12,669	13,753
Other long-term assets	35,717	36,606

Total assets	$1,939,741	$2,035,857

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt and current maturities of long-term debt	$109,000	$278,567
Capital lease obligations	606	180
Accounts payable	101,064	132,197
Dividends payable	30,719	31,534
Accrued interest	12,723	12,828
Accrued federal and state income taxes	1,282	6,062
Accrued liabilities	106,588	101,209

Total current liabilities	361,982	562,577
Long-term liabilities:
Long-term debt	548,400	398,479
Capital lease obligations	23,129	22
Deferred income taxes	208,879	240,707
Pension and postretirement benefits	85,964	48,284
Other long-term liabilities	27,438	24,927

Total long-term liabilities	893,810	712,419
Stockholders’ equity:
Common stock (par value $.01 per share, 300,000,000 shares authorized, 102,397,952 and 105,018,679 shares issued as of December 31, 2008 and 2007, respectively)	1,024	1,050
Additional paid in capital	379,104	432,916
Retained earnings	342,072	334,060
Accumulated other comprehensive income (loss):
Unrealized gain on treasury lock, net	6,358	13,151
Unfunded employee benefit obligations, net	(44,609)	(20,313)
Cumulative foreign currency translation adjustments	—	(3)

Total accumulated other comprehensive income (loss)	(38,251)	(7,165)

Total stockholders’ equity	683,949	760,861

Total liabilities and stockholders’ equity	$1,939,741	$2,035,857

See notes to consolidated financial statements.

Packaging Corporation of America

Consolidated Statements of Income

	Year Ended December 31,
	2008	2007	2006
	(In thousands, except per share amounts)

Net sales	$2,360,493	$2,316,006	$2,187,046
Cost of sales	(1,869,135)	(1,791,358)	(1,743,285)

Gross profit	491,358	524,648	443,761
Selling and administrative expenses	(173,257)	(169,472)	(158,833)
Corporate overhead	(61,030)	(56,217)	(51,892)
Gain on sale of investment	—	1,000	—
Other expense, net	(15,259)	(6,507)	(7,109)

Income from operations	241,812	293,452	225,927
Interest expense, net	(31,669)	(25,584)	(31,203)

Income before taxes	210,143	267,868	194,724
Provision for income taxes	(74,534)	(97,802)	(69,692)

Net income	$135,609	$170,066	$125,032

Weighted average common shares outstanding
Basic	102,753	104,483	103,599
Diluted	103,593	105,459	104,485
Net income per common share
Basic	$1.32	$1.63	$1.21

Diluted	$1.31	$1.61	$1.20

Dividends declared per common share	$1.20	$1.05	$1.00

See notes to consolidated financial statements.

Packaging Corporation of America

Consolidated Statements of Changes in Stockholders’ Equity
For the Period January 1, 2006 through December 31, 2008

				Unearned
				Compensation		Accumulated
			Additional	on		Other	Total
	Common Stock		Paid in	Restricted	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Stock	Earnings	Income (Loss)	Equity
	(In thousands except share data)

Balance at January 1, 2006	103,686,284	$1,037	$418,621	$(6,005)	$248,404	$19,363	$681,420
Net income	—	—	—	—	125,032	—	125,032
Amortization of treasury lock	—	—	—	—	—	(3,108)	(3,108)
Foreign currency translation adjustment	—	—	—	—	—	1	1

Total comprehensive income							121,925
Reclassification of unearned compensation	—	—	(6,005)	6,005	—	—	—
Unfunded employee benefit obligations, net of tax of $15.7 million	—	—	—	—	—	(24,335)	(24,335)
Exercise of stock options	682,247	7	10,648	—	—	—	10,655
Common stock dividends	—	—	—	—	(104,140)	—	(104,140)
Restricted stock grants and cancellations	242,650	2	182	—	—	—	184
Share-based compensation expense	—	—	6,062	—	—	—	6,062

Balance at December 31, 2006	104,611,181	1,046	429,508	—	269,296	(8,079)	691,771
Net income	—	—	—	—	170,066	—	170,066
Amortization of treasury lock	—	—	—	—	—	(3,108)	(3,108)
Amortization of unfunded employee benefit obligations, net of tax of $1.2 million	—	—	—	—	—	1,820	1,820

Total comprehensive income							168,778
Adoption of FIN 48	—	—	—	—	5,103	—	5,103
Unfunded employee benefit obligations, net of tax of $1.4 million	—	—	—	—	—	2,202	2,202
Exercise of stock options	1,260,768	13	25,060	—	—	—	25,073
Common stock repurchases and retirements	(1,088,200)	(11)	(30,517)	—	—	—	(30,528)
Common stock dividends	—	—	—	—	(110,405)	—	(110,405)
Restricted stock grants and cancellations	234,930	2	447	—	—	—	449
Share-based compensation expense	—	—	8,418	—	—	—	8,418

Balance at December 31, 2007	105,018,679	1,050	432,916	—	334,060	(7,165)	760,861
Net income	—	—	—	—	135,609	—	135,609
Amortization of treasury lock	—	—	—	—	—	(2,407)	(2,407)
Amortization of unfunded employee benefit obligations, net of tax of $1.3 million	—	—	—	—	—	1,975	1,975
Settlement of treasury lock	—	—	—	—	—	(4,386)	(4,386)
Foreign currency translation adjustment	—	—	—	—	—	3	3

Total comprehensive income							130,794
Effects of changing the pension and postretirement benefit plans measurement date pursuant to SFAS No. 158:
Service cost, interest cost and expected return on plan assets for October 1 — December 31, 2007, net of tax of $1.8 million	—	—	—	—	(2,884)	—	(2,884)
Amortization of prior service cost and net loss for October 1 — December 31, 2007, net of tax of $0.3 million	—	—	—	—	(494)	494	—
Unfunded employee benefit obligations, net of tax of $17.0 million	—	—	—	—	—	(26,765)	(26,765)
Exercise of stock options	152,313	1	3,212	—	—	—	3,213
Common stock repurchases and retirements	(3,142,600)	(31)	(65,635)	—	—	—	(65,666)
Common stock dividends	—	—	—	—	(124,219)	—	(124,219)
Restricted stock grants and cancellations	369,560	4	(84)	—	—	—	(80)
Share-based compensation expense	—	—	8,695	—	—	—	8,695

Balance at December 31, 2008	102,397,952	$1,024	$379,104	$—	$342,072	$(38,251)	$683,949

See notes to consolidated financial statements.

Packaging Corporation of America

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

Cash Flows from Operating Activities:
Net income	$135,609	$170,066	$125,032
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	147,769	148,091	154,832
Amortization of financing costs	685	687	687
Amortization of net gain on treasury lock	(2,407)	(3,108)	(3,108)
Share-based compensation expense	8,695	8,418	6,062
Deferred income tax provision	(10,814)	(11,024)	(20,142)
Loss on disposals of property, plant and equipment	5,825	4,130	4,090
Excess tax benefits from share-based awards	—	412	236
Changes in operating assets and liabilities (net of effects of acquisitions):
(Increase) decrease in assets —
Accounts receivable	21,023	(12,724)	(48,068)
Inventories	(2,598)	(8,494)	(3,526)
Prepaid expenses and other current assets	(8)	(292)	363
Increase (decrease) in liabilities —
Accounts payable	(31,133)	12,800	(7,777)
Accrued liabilities	(9,855)	691	33,289
Other, net	6,531	(9,504)	4,662

Net cash provided by operating activities	269,322	300,149	246,632

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(132,972)	(113,446)	(88,221)
Acquisitions of businesses	—	—	(4,314)
Additions to other long term assets	(3,267)	(1,859)	(4,262)
Proceeds from disposals of property, plant and equipment	1,703	1,118	2,842
Proceeds from sale of investment	—	1,000	—

Net cash used for investing activities	(134,536)	(113,187)	(93,955)

Cash Flows from Financing Activities:
Proceeds from long-term debt	149,939	—	—
Payments on long-term debt	(170,320)	(10,149)	(9,096)
Financing costs paid	(1,176)	—	—
Settlement of treasury lock	(4,386)	—	—
Common stock dividends paid	(125,057)	(105,048)	(105,052)
Repurchases of common stock	(65,666)	(30,528)	—
Proceeds from exercise of stock options	2,410	20,336	7,754
Excess tax benefits from share-based awards	724	4,733	2,885

Net cash used for financing activities	(213,532)	(120,656)	(103,509)

Net increase (decrease) in cash and cash equivalents	(78,746)	66,306	49,168
Cash and cash equivalents, beginning of year	228,143	161,837	112,669

Cash and cash equivalents, end of year	$149,397	$228,143	$161,837

See notes to consolidated financial statements.

Packaging Corporation of America

Notes to Consolidated Financial Statements
December 31, 2008

1.  BASIS OF PRESENTATION AND NATURE OF BUSINESS

Packaging Corporation of America (“PCA” or the “Company”) was incorporated on January 25, 1999. On April 12, 1999, PCA acquired the containerboard and corrugated packaging products business of Pactiv Corporation (“Pactiv”), formerly known as Tenneco Packaging Inc., a wholly owned subsidiary of Tenneco Inc. PCA had no operations from the date of incorporation on January 25, 1999 to April 11, 1999.

The Company is comprised of mills and corrugated manufacturing operations. The mill operations (the “Mills”) consist of two kraft linerboard mills located in Counce, Tennessee, and Valdosta, Georgia, and two medium mills located in Filer City, Michigan, and Tomahawk, Wisconsin. The Company leased the cutting rights to approximately 91,000 acres of timberland as of December 31, 2008. The Mills transfer the majority of their containerboard produced to PCA’s corrugated products plants.

PCA’s corrugated manufacturing operations consist of 67 plants, with 40 operating as combining operations, or corrugated plants, and 27 as sheet plants; a technical and development center; five graphic design centers; a rotogravure printing operation and a complement of packaging supplies and distribution centers. All plants are located in the continental United States. Corrugated plants combine linerboard and medium into sheets that are converted into corrugated shipping containers, point-of-sale graphics packaging, point-of-purchase displays and other specialized packaging. Sheet plants purchase sheets primarily from PCA corrugated products plants to use in the finished corrugated products converting process. The corrugated manufacturing operations sell to diverse customers primarily in North America.

As of December 31, 2008, PCA had approximately 8,100 employees. Approximately 2,400 of these employees were salaried and approximately 5,700 were hourly. Approximately 75% of its hourly employees are represented by unions. The majority of its unionized employees are represented primarily by the United Steel Workers (USW), the International Brotherhood of Teamsters (IBT), and the International Association of Machinists (IAM).

Based on an agreement reached with the USW in August 2008, the existing labor agreements at PCA’s containerboard mills covering USW represented employees (91% of mill hourly workforce) were extended five years. With this extension, the USW contracts at PCA’s mills are currently set to expire between September 2013 and June 2015. Agreements with other unions representing the remaining mill unionized employees (9% of mill hourly workforce) expire between October 2009 and June 2012. Contracts for unionized corrugated products plant employees expire between February 2009 and November 2014. The Company is currently in negotiations to renew or extend any union contracts that have recently expired or are expiring in the near future.

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
December 31, 2008

Cash and Cash Equivalents

Cash and cash equivalents include all cash balances and highly liquid investments with a maturity, when acquired, of three months or less. Cash equivalents are stated at cost, which approximates market.

Accounts Receivable

The collectibility of PCA’s accounts receivable is based upon a combination of factors. In circumstances where a specific customer is unable to meet its financial obligations to PCA (e.g., bankruptcy filings, substantial downgrading of credit sources), a specific reserve for bad debts is recorded against amounts due to the Company to reduce the net recorded receivable to the amount the Company reasonably believes will be collected. For all other customers, reserves for bad debts are recognized consisting of 0.3% for amounts less than 90 days past due their contractual terms and 30% for amounts more than 90 days past due their contractual terms based on historical collection experience. If collection experience deteriorates (i.e., higher than expected defaults or an unexpected material adverse change in a major customer’s ability to meet its financial obligations to us), the estimate of the recoverability of amounts due could be reduced by a material amount.

The customer deductions reserve represents the estimated amount required for customer returns, allowances and earned discounts. Based on the Company’s experience, customer returns, allowances and earned discounts have averaged 1.0% of gross selling price. Accordingly, PCA reserves 1.0% of its open customer accounts receivable balance for these items.

At December 31, 2008 and 2007, the allowance for doubtful accounts was $4.4 million and $2.9 million, respectively. Also offsetting the accounts receivable balance at December 31, 2008 and 2007, were reserves for customer deductions of $2.5 million and $2.7 million, respectively.

Inventories

With the exception of inventories at PCA’s Chicago corrugated products plant, which was acquired in 2004, raw materials, work in process and finished goods are valued using the last-in, first-out (“LIFO”) cost method. Inventories at the Chicago plant are valued at the first-in, first-out (“FIFO”) cost method. Supplies and materials are valued using a moving average cost. All inventories are stated at the lower of cost or market and include all costs directly associated with manufacturing products: materials, labor and manufacturing overhead. Inventories valued using the LIFO method totaled $173.5 million and $162.6 million, respectively, as of December 31, 2008 and 2007, compared to total inventory values (before the LIFO inventory reserve) of $272.8 million and $255.1 million for the same respective periods.

The components of inventories are as follows:

	December 31,
	2008	2007
	(In thousands)

Raw materials	$106,165	$89,576
Work in process	6,560	6,709
Finished goods	65,213	71,983
Supplies and materials	94,849	86,818

Inventories at FIFO or average cost	272,787	255,086
Excess of FIFO or average cost over LIFO cost	(65,833)	(50,730)

Inventories, net	$206,954	$204,356

Packaging Corporation of America

Notes to Consolidated Financial Statements (Continued)
December 31, 2008

Property, Plant and Equipment

Property, plant and equipment are recorded at cost, and consist of the following:

	December 31,
	2008	2007
	(In thousands)

Land and land improvements	$98,943	$94,997
Buildings	335,125	329,148
Machinery and equipment	2,588,996	2,500,286
Construction in progress	50,310	66,726
Other	26,459	28,980

Property, plant and equipment, at cost	3,099,833	3,020,137
Less accumulated depreciation	(1,878,814)	(1,804,839)

Property, plant and equipment, net	$1,221,019	$1,215,298

The amount of interest capitalized related to construction in progress was $1.3 million, $1.0 million and $0.5 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Depreciation is computed on the straight-line basis over the estimated useful lives of the related assets. Assets under capital leases are depreciated on the straight-line method over the term of the lease or the useful life, if shorter. The following lives are used for the various categories of assets:

Buildings and land improvements	5 to 40 years
Machinery and equipment	3 to 25 years
Trucks and automobiles	3 to 10 years
Furniture and fixtures	3 to 20 years
Computers and hardware	3 to 7 years
Leasehold improvements	Period of the lease or useful life, if shorter

The amount of depreciation expense was $143.3 million, $144.6 million and $150.0 million for the years ended December 31, 2008, 2007 and 2006, respectively. Expenditures for repairs and maintenance are expensed as incurred.

Goodwill and Intangible Assets

The Company has capitalized certain intangible assets, primarily customer lists and relationships, covenants not to compete and goodwill, based on their estimated fair value at the date of acquisition. Amortization is provided for customer lists and relationships on a straight-line basis over periods ranging from six to 40 years. Covenants not to compete are amortized on a straight-line basis over the terms of the respective agreements. Goodwill, which amounted to $37.2 million as of both December 31, 2008 and 2007, respectively, is not being amortized but is subject to annual impairment tests in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” The Company performs the impairment tests in the fourth quarter or sooner if events or changes in circumstances indicate that the carrying amount may exceed fair value. Recoverability of goodwill is determined by comparing the fair value of the reporting unit with its carrying value, including goodwill. If the carrying amount of the reporting unit exceeds the fair value, the implied fair value of the reporting unit’s goodwill is compared to the carrying amount of its goodwill to determine if a write-down to fair value is necessary. The Company

Packaging Corporation of America

Notes to Consolidated Financial Statements (Continued)
December 31, 2008

concluded that no impairment of goodwill existed at the time of the annual impairment tests in 2008, 2007 and 2006.

Other Long-Term Assets

PCA has capitalized certain costs related to obtaining its financing. These costs are amortized to interest expense using the effective interest rate method over the terms of the senior credit facilities and senior notes, which range from five to ten years. Unamortized deferred financing costs were $2.4 million and $1.9 million as of December 31, 2008 and 2007, respectively.

PCA leases the cutting rights to approximately 91,000 acres of timberland and capitalizes the annual lease payments and reforestation costs associated with these leases. These costs are recorded as depletion when timber is harvested and used in PCA’s business operations or sold to customers. Capitalized long-term lease costs were $22.1 million and $21.5 million as of December 31, 2008 and 2007, respectively. The amount of depletion expense was $1.4 million, $1.5 million and $2.2 million for the years ended December 31, 2008, 2007 and 2006, respectively.

PCA capitalizes certain costs related to the purchase and development of software which is used in its business operations. The costs attributable to these software systems are amortized over their estimated useful lives based on various factors such as the effects of obsolescence, technology and other economic factors. Net capitalized software costs were $1.8 million and $0.9 million as of December 31, 2008 and 2007, respectively. Software amortization expense was $0.3 million, $0.4 million and $1.1 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Impairment of Long-Lived Assets

Long-lived assets other than goodwill are reviewed for impairment in accordance with provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” In the event that facts and circumstances indicate that the carrying amount of any long-lived assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset (or group of assets) would be compared to the asset’s (or group of assets’) carrying amount to determine if a write-down to fair value is required. The Company concluded that no impairment of long-lived assets existed in 2008, 2007 and 2006.

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

The discount rate assumptions used to calculate net periodic pension and postretirement cost reflect the rates available on high-quality, fixed-income debt instruments on December 31st of each year. The rate of compensation increase is another significant assumption used to calculate net periodic pension cost and is determined by the Company based upon annual reviews.

For postretirement health care plan accounting, the Company reviews external data and its own historical trends for health care costs to determine the health care cost trend rate assumption.

Packaging Corporation of America

Notes to Consolidated Financial Statements (Continued)
December 31, 2008

Environmental Matters

Environmental expenditures related to existing conditions resulting from past or current operations from which no current or future benefit is discernible are expensed as incurred. Environmental expenditures that extend the life of the related property or mitigate or prevent future environmental contamination are capitalized. Liabilities are recorded for environmental contingencies when such costs are probable and reasonably estimable. These liabilities are adjusted as further information develops or circumstances change.

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

PCA’s practice is to recognize interest and penalties related to uncertain tax positions in income tax expense.

Planned Major Maintenance Activities

The Company accounts for its planned major maintenance activities in accordance with FSP No. AUG AIR-1, “Accounting for Planned Major Maintenance Activities,” using the deferral method. All maintenance costs incurred during the year are expensed in the fiscal year in which the maintenance activity occurs.

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

Research and Development

Research and development costs are expensed as incurred. The amount charged to expense was $6.9 million, $7.6 million and $6.9 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Interest Expense, Net

Interest expense, net, includes interest income of $5.2 million, $9.5 million and $4.8 million for the years ended December 31, 2008, 2007 and 2006, respectively, and amortization of the net gain on treasury lock settlements in July 2003 and March 2008 of $2.4 million in 2008 and $3.1 million in both 2007 and 2006.

Packaging Corporation of America

Notes to Consolidated Financial Statements (Continued)
December 31, 2008

Industry Agreements

PCA regularly trades containerboard with other manufacturers primarily to reduce shipping costs. Containerboard trade agreements are a long-standing industry practice. These agreements are entered into on an annual basis, in which both parties agree to ship an identical number of tons to each other within the agreement period. These agreements minimize transportation cost by allowing each party’s containerboard mills to ship containerboard to the other party’s closest corrugated products plant. PCA tracks each shipment to ensure that the other party’s shipments to the Company match its shipments to them during the agreement period. Such transfers are possible because containerboard is a commodity product with no distinguishing product characteristics. These transactions are accounted for at carrying value, and sales are not recorded as the transactions do not represent the culmination of an earnings process. The transactions are recorded into inventory accounts, and no income is recorded until such inventory is converted to a finished product and sold to an end-use customer.

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

The Company has historically used derivative instruments to manage interest costs and the risk associated with changing interest rates. The Company’s objectives for holding derivatives are to minimize the risks using the most effective methods to eliminate or reduce the impacts of these exposures. On June 12, 2003, in connection with a contemplated issuance of ten-year debt securities, PCA entered into an interest rate protection agreement with a counterparty to protect against increases in the ten-year U.S. Treasury Note rate. On January 17, 2008, in connection with a contemplated issuance of ten-year debt securities, PCA entered into an interest rate protection agreement with a counterparty to protect against increases in the ten-year U.S. Treasury Note rate. These treasury rates served as references in determining the interest rates applicable to the debt securities the Company issued in July 2003 and March 2008, respectively. As a result of changes in the interest rates on those treasury securities between the time PCA entered into the agreements and the time PCA priced and issued the debt securities, the Company: (1) received a payment of $22.8 million from the counterparty upon settlement of the 2003 interest rate protection agreement on July 21, 2003; and (2) made a payment of $4.4 million to the counterparty upon settlement of the 2008 interest rate protection agreement on March 25, 2008. The Company recorded the settlements in accumulated other comprehensive income (loss) and is amortizing the $22.8 million gain and the $4.4 million loss to interest expense over the lives of the respective notes. As of December 31, 2008, 2007 and 2006, the Company was not a party to any derivative instruments.

Packaging Corporation of America

Notes to Consolidated Financial Statements (Continued)
December 31, 2008

Recent Accounting Pronouncements

In October 2008, the Financial Accounting Standards Board (“FASB”) issued Staff Position No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.” FSP No. 157-3 clarifies the application of SFAS No. 157 in a market that is not active and addresses application issues such as the use of internal assumptions when relevant observable data does not exist, the use of observable market information when the market is not active, and the use of market quotes when assessing the relevance of observable and unobservable data. FSP No. 157-3 is effective for all periods presented in accordance with SFAS No. 157. The Company considered the additional guidance with respect to the valuation of its financial assets and liabilities and their corresponding designation within the fair value hierarchy. For additional information, see Note 10.

In June 2008, the FASB issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” FSP No. EITF 03-6-1 was issued to clarify that unvested share-based payment awards with a right to receive nonforfeitable dividends are participating securities. This FSP also provides guidance on how to allocate earnings to participating securities and compute basic EPS using the two-class method. FSP No. EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008. The Company does not expect the adoption of this FSP to have a material impact on its earnings per share calculations.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities will be required to provide enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and its related interpretations, and how derivative instruments and related items affect an entity’s financial position, operations and cash flows. SFAS No. 161 is effective as of the beginning of an entity’s fiscal year that begins after November 15, 2008. Early adoption is permitted. To the extent that PCA is a party to any derivative instruments after December 31, 2008, SFAS No. 161 will impact PCA’s disclosures related to derivative instruments and hedging activities.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations.” SFAS No. 141(R) significantly changes the accounting for and reporting of business combination transactions in consolidated financial statements. These significant changes include (1) recognition of 100% of the fair value of assets acquired, liabilities assumed and noncontrolling interests of acquired businesses, even if 100% of the acquisition has not been acquired; (2) recognition of contingent consideration arrangements and preacquisition gain and loss contingencies at their acquisition-date fair values; (3) capitalization of research and development assets acquired at acquisition-date fair value; (4) recognition of acquisition-related transaction costs as expense when incurred; and (5) recognition of acquisition-related restructuring cost accruals only if the criteria in SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” are met as of the acquisition date. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008. Early adoption is not permitted. To the extent the Company makes an acquisition after December 31, 2008, SFAS No. 141(R) will impact the Company’s accounting for such acquisition.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendments to SFAS No. 115, “Accounting for Certain Investments In Debt and Equity Securities,” apply to all entities with available-for-sale and trading securities. SFAS No. 159 was effective as of the beginning of an entity’s first

Packaging Corporation of America

Notes to Consolidated Financial Statements (Continued)
December 31, 2008

fiscal year that began after November 15, 2007. On January 1, 2008, the Company decided not to adopt the fair value option for any of its financial instruments.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132(R).” SFAS No. 158 requires plan sponsors of defined benefit pension and other postretirement benefit plans (collectively, “postretirement benefit plans”) to recognize the funded status of their postretirement benefit plans in the statement of financial position, measure the fair value of plan assets and benefit obligations as of the date of the fiscal year end statement of financial position, and provide additional disclosures. These requirements were effective for fiscal years ending after December 15, 2006, with the exception of the requirement to measure plan assets and benefit obligations as of the plan sponsor’s fiscal year-end. This requirement was effective for fiscal years ending after December 15, 2008. On December 31, 2006, the Company adopted the recognition and disclosure provisions of SFAS No. 158. On December 31, 2008, the Company adopted the measurement provision of SFAS No. 158. The effect of adopting this provision on the Company’s consolidated balance sheet at December 31, 2008 has been included in the accompanying consolidated financial statements. See Note 6 for further discussion of the effect of adopting the measurement provision of SFAS No. 158 on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. This Statement was effective for fiscal years beginning after November 15, 2007. The Company adopted SFAS No. 157 on January 1, 2008. For additional information regarding SFAS No. 157, see Note 10.

Reclassification

Prior years’ financial statements have been reclassified where appropriate to conform with current year presentation.

3.  EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted income per common share for the periods presented.

	Year Ended December 31,
	2008	2007	2006
	(In thousands, except per share data)

Numerator:
Net income	$135,609	$170,066	$125,032
Denominator:
Basic common shares outstanding	102,753	104,483	103,599
Effect of dilutive securities:
Stock options	317	640	709
Unvested restricted stock	523	336	177

Dilutive common shares outstanding	103,593	105,459	104,485

Basic income per common share	$1.32	$1.63	$1.21
Diluted income per common share	$1.31	$1.61	$1.20

Packaging Corporation of America

Notes to Consolidated Financial Statements (Continued)
December 31, 2008

4.  STOCK-BASED COMPENSATION

In October 1999, the Company adopted a long-term equity incentive plan, which provides for grants of stock options, stock appreciation rights, restricted stock and performance awards to directors, officers and employees of PCA, as well as others who engage in services for PCA. Option awards granted to directors, officers and employees have contractual lives of seven or ten years. Options granted to officers and employees vest ratably over a three- or four-year period, whereas options granted to directors vest immediately. The plan, which will terminate on October 19, 2009, provides for the issuance of up to 6,550,000 shares of common stock. As of December 31, 2008, options or restricted stock for 6,172,508 shares have been granted, net of forfeitures. Forfeitures are added back to the pool of shares of common stock available to be granted at a future date.

The Company measures and records stock-based compensation cost in accordance with SFAS No. 123(R), “Share-Based Payment.” Stock compensation cost includes: (a) compensation cost for all share-based payments granted prior to, but not vested as of January 1, 2006, the effective date of SFAS No. 123(R), based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R).

Compensation expense for both stock options and restricted stock recognized in the consolidated statements of income for the year ended December 31, 2008, 2007 and 2006 was as follows:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

Stock options	$1,457	$2,451	$3,273
Restricted stock	7,238	5,967	2,789

Impact on income before income taxes	8,695	8,418	6,062
Income tax benefit	(3,382)	(3,271)	(2,382)

Impact on net income	$5,313	$5,147	$3,680

The Company uses the Black-Scholes-Merton option-pricing model to estimate the fair value of each option grant as of the date of grant. Expected volatilities are based on historical volatility of the Company’s common stock. The expected life of the option is estimated using historical data pertaining to option exercises and employee terminations. Separate groups of employees that have similar historical exercise behavior are considered separately for estimating the expected life. The risk-free interest rate is based on U.S. Treasury yields in effect at the time of grant. There were no option grants in 2008. The estimated weighted-average fair values of and related assumptions for the 2007 and 2006 option grants were as follows:

	Year Ended
	December 31,
	2007	2006

Weighted-average fair value of options granted($)	4.90	3.82
Assumptions:
Dividend yield (%)	3.80	4.77
Expected volatility (%)	22.75	25.49
Risk-free interest rate (%)	4.96	5.14
Expected life of employee options (years)	5.33	5.00

Packaging Corporation of America

Notes to Consolidated Financial Statements (Continued)
December 31, 2008

A summary of the Company’s stock option activity and related information follows:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Options	Exercise Price	Term (years)	Value
				(In thousands)

Outstanding at December 31, 2005	3,843,109	$16.57
Granted	337,795	21.01
Exercised	(682,247)	11.35
Forfeited	(47,580)	21.91

Outstanding at December 31, 2006	3,451,077	17.96
Granted	221,267	25.82
Exercised	(1,260,768)	16.10
Forfeited	(15,480)	22.55

Outstanding at December 31, 2007	2,396,096	19.62
Exercised	(152,313)	16.00
Forfeited	(16,751)	22.38

Outstanding at December 31, 2008	2,227,032	$19.85	4.1	$1,132

Outstanding-vested or expected to vest at December 31, 2008	2,221,241	$19.84	4.0	$1,132

Exercisable at December 31, 2008	1,980,464	$19.36	3.9	$1,132

The total intrinsic value of options exercised during the years ended December 31, 2008 and 2007 was $1,397,000 and $14,189,000, respectively. As of December 31, 2008, there was $712,000 of total unrecognized compensation costs related to non-vested stock option awards granted under the Company’s equity incentive plan. That cost is expected to be recognized over a weighted-average period of 1.2 years.

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

A summary of the Company’s restricted stock activity follows:

	2008		2007		2006
		Fair Market		Fair Market		Fair Market
		Value at		Value at		Value at
		Date of		Date of		Date of
	Shares	Grant	Shares	Grant	Shares	Grant
	(Dollars in thousands)

Restricted stock at January 1	764,705	$17,490	610,380	$12,964	387,030	$8,256
Granted	374,455	7,947	240,920	6,210	251,550	5,301
Vested	(95,995)	(2,304)	(80,605)	(1,549)	(19,300)	(405)
Cancellations	(4,895)	(110)	(5,990)	(135)	(8,900)	(188)

Restricted stock at December 31	1,038,270	$23,023	764,705	$17,490	610,380	$12,964

Packaging Corporation of America

Notes to Consolidated Financial Statements (Continued)
December 31, 2008

As of December 31, 2008, there was $9,046,000 of total unrecognized compensation costs related to the restricted stock awards. The Company expects to recognize the cost of these stock awards over a weighted-average period of 2.7 years.

5.  ACCRUED LIABILITIES

The components of accrued liabilities are as follows:

	December 31,
	2008	2007
	(In thousands)

Bonuses and incentives	$30,583	$34,282
Medical insurance and workers’ compensation	18,496	16,943
Vacation and holiday pay	15,315	15,213
Customer volume discounts and rebates	12,735	13,359
Current portion of pension and postretirement benefits	12,543	2,194
Franchise, property, sales and use taxes	8,372	7,790
Payroll and payroll taxes	3,309	6,231
Other	5,235	5,197

Total	$106,588	$101,209

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

Effective May 1, 2004, PCA adopted a grandfathered pension plan for eligible salaried employees who had previously participated in the Pactiv pension plan. The benefit formula for the new PCA pension plan for salaried employees is comparable to that of the Pactiv plan except that the PCA plan uses career average base pay in the benefit formula in lieu of final average base pay. The PCA pension plan for salaried employees recognizes service earned under both the PCA plan and the prior Pactiv plan. Benefits earned under the PCA plan are reduced by retirement benefits earned under the Pactiv plan through April 30, 2004. All assets and liabilities associated with benefits earned through April 30, 2004 for salaried employees and retirees of PCA were retained by the Pactiv plan.

PCA maintains a supplemental executive retirement plan (“SERP”), which augments pension benefits for eligible executives (excluding the CEO) earned under the PCA pension plan for salaried employees. Benefits are determined using the same formula as the PCA pension plan but in addition to counting career average base pay, the SERP also recognizes bonuses and any pay earned in excess of IRS qualified plan compensation limits. Benefits earned under the SERP are reduced by benefits paid from the PCA salaried pension plan and any prior qualified pension and SERP benefits earned under the Pactiv plan.

Packaging Corporation of America

Notes to Consolidated Financial Statements (Continued)
December 31, 2008

PCA also maintains a separate supplemental executive retirement benefit for its CEO which will provide a supplemental pension benefit calculated on the basis of the following formula: (annual salary + bonus) x (years of service) x (0.0167), where “years of service” equals years of service with PCA + five years. The supplemental pension benefit is payable in a lump sum.

PCA provides certain medical benefits for retired salaried employees and certain medical and life insurance benefits for certain hourly employees. For salaried employees, the plan covers employees retiring from PCA on or after attaining age 58 who have had at least 10 years of full-time service with PCA after attaining age 48. For hourly employees, the postretirement medical coverage, where applicable, is available according to the eligibility provisions in effect at the employee’s work location. Per the human resources agreement referred to above, Pactiv retained the liability relating to retiree medical and life benefits for PCA employees who had retired on or before April 12, 1999 or who were eligible to retire within two years of that date. On January 1, 2003, the Company adopted a new plan design for salaried employees incorporating annual dollar caps in determining the maximum amount of employer contributions made towards the total cost of postretirement medical coverage.

Adoption of SFAS No. 158

On December 31, 2008, the Company adopted the measurement provision of SFAS No. 158, which required the Company to measure the fair value of plan assets and benefit obligations as of the date of the Company’s year end. The Company had previously measured these as of September 30th of each year. The Company adopted the measurement provision using the transition method based on the data as of the September 30, 2007 measurement date. As a result, the following adjustments were made to PCA’s balance sheet as of December 31, 2008:

	Prior to	Effect of
	Adopting	Adopting	As Reported at
	SFAS No. 158	SFAS No. 158	December 31, 2008
	(In thousands)

Pension and postretirement benefit plans	$81,243	$4,721	$85,964
Deferred income taxes (noncurrent)	210,716	(1,837)	208,879
Total long-term liabilities	890,926	2,884	893,810
Accumulated other comprehensive income (loss)	(38,745)	494	(38,251)
Retained earnings	345,450	(3,378)	342,072
Total stockholders’ equity	686,833	(2,884)	683,949
Total liabilities and stockholders’ equity	1,939,741	—	1,939,741

Included in accumulated other comprehensive income (loss) at December 31, 2008 and 2007 are the following amounts that have not yet been recognized in net periodic pension cost: unrecognized prior service costs of $43.1 million ($26.3 million net of tax) and $31.5 million ($19.1 million net of tax), respectively, and unrecognized actuarial gains (losses) of $30.1 million ($18.3 net of tax) and $1.9 million ($1.2 million net of tax), respectively. The pre-tax amounts of prior service cost and actuarial loss included in accumulated other comprehensive income (loss) and recognized in net periodic pension cost for the year ended December 31, 2008 were $2.9 million ($1.7 million net of tax)and $3.9 million ($2.4 million net of tax), respectively. For the year ended December 31, 2009, the Company expects to recognize in net periodic pension cost $4.9 million ($3.0 million net of tax) and $(0.4) million ($0.3 million net of tax) of prior service cost for pension and postretirement plans, respectively, and $0.8 million ($0.5 million net of tax) and $0.3 million ($0.2 million net of tax) of actuarial loss for pension and postretirement plans, respectively, included in accumulated other comprehensive income (loss) at December 31, 2008.

Packaging Corporation of America

Notes to Consolidated Financial Statements (Continued)
December 31, 2008

The following tables provide information related to the Company’s pension and postretirement benefit plans.

	Pension Plans			Postretirement Plans
	2008	2007	2006	2008	2007	2006
	(In thousands)

Change in Benefit Obligation
Benefit obligation at beginning of period	$129,913	$108,965	$81,495	$13,342	$11,288	$10,729
Service cost(1)	22,224	17,973	18,291	1,334	1,003	945
Interest cost(1)	9,785	6,251	4,472	985	654	586
Plan amendments	14,570	2,686	8,834	616	(2)	(9)
Actuarial loss (gain)	3,442	(5,273)	(3,762)	1,877	1,120	(524)
Participant contributions	—	—	—	575	376	282
Benefits paid	(1,479)	(689)	(365)	(1,429)	(1,097)	(721)

Benefit obligation at plan year end	$178,455	$129,913	$108,965	$17,300	$13,342	$11,288

Accumulated benefit obligation portion of above	$117,729	$102,470	$78,569

Change in Fair Value of Plan Assets
Plan assets at fair value at beginning of period	$87,321	$47,591	$24,604	$—	$—	$—
Actual return on plan assets	(16,116)	6,919	2,698	—	—	—
Company contributions	27,522	33,500	20,654	854	721	439
Participant contributions	—	—	—	575	376	282
Benefits paid	(1,479)	(689)	(365)	(1,429)	(1,097)	(721)

Fair value of plan assets at plan year end	$97,248	$87,321	$47,591	$—	$—	$—

(1)	Service cost and interest cost for 2008 include amounts for the period October 1 — December 31, 2007.

Packaging Corporation of America

Notes to Consolidated Financial Statements (Continued)
December 31, 2008

	Pension Plans		Postretirement Plans
	December 31,	December 31,	December 31,	December 31,
	2008	2007	2008	2007
	(In thousands)

Development of Net Amount Recognized
Benefit obligation in excess of plan assets	$(81,207)	$(42,592)	$(17,300)	$(13,342)
Fourth quarter contributions	—	5,306	—	150

Benefit obligation in excess of plan assets at December 31	$(81,207)	$(37,286)	$(17,300)	$(13,192)

Amounts Recognized in Statement of Financial Position
Current liabilities	$(11,900)	$(1,561)	$(643)	$(633)
Noncurrent liabilities	(69,307)	(35,725)	(16,657)	(12,559)

Accrued benefit recognized at December 31	$(81,207)	$(37,286)	$(17,300)	$(13,192)

Amounts Recognized in Accumulated Other Comprehensive Income (Loss), Net of Tax
Prior service cost	$27,523	$21,109	$(1,241)	$(1,969)
Actuarial loss	14,697	(1,483)	3,630	2,656

Total	$42,220	$19,626	$2,389	$687

	Pension Plans			Postretirement Plans
	2008	2007	2006	2008	2007	2006

Weighted-Average Assumptions Used to Determine Benefit Obligations at December 31
Discount rate	6.00%	6.00%	5.75%	6.00%	6.00%	5.75%
Rate of compensation increase	4.00%	4.00%	4.00%	N/A	N/A	N/A
Weighted-Average Assumptions Used to Determine Net Periodic Benefit Cost for the Years Ended December 31
Discount rate	6.00%	5.75%	5.50%	6.00%	5.75%	5.50%
Expected return on plan assets	8.25%	8.25%	8.25%	N/A	N/A	N/A
Rate of compensation increase	4.00%	4.00%	4.00%	N/A	N/A	N/A

During the year ended December 31, 2008, PCA recorded pension plan expense of $24.0 million and made pension contributions of $22.2 million. PCA currently expects to record pension plan expense of $25.1 million in 2009 and make pension contributions of $36.8 million.

	Pension Plans			Postretirement Plans
	2008	2007	2006	2008	2007	2006
	(In thousands)

Components of Net Periodic Benefit Cost
Service cost for benefits earned during the year	$17,779	$17,973	$18,291	$1,067	$1,003	$945
Interest cost on accumulated benefit obligation	7,828	6,251	4,472	788	654	586
Expected return on plan assets	(8,578)	(4,761)	(2,768)	—	—	—
Net amortization of unrecognized amounts	7,002	3,233	2,800	(239)	(236)	(208)

Net periodic benefit cost	$24,031	$22,696	$22,795	$1,616	$1,421	$1,323

Packaging Corporation of America

Notes to Consolidated Financial Statements (Continued)
December 31, 2008

The Company makes pension plan contributions that are sufficient to fund its actuarially determined costs, generally equal to the minimum amounts required by the Employee Retirement Income Security Act (ERISA). However, from time to time the Company may make discretionary contributions in excess of the required minimum amounts. Pension plans’ assets were invested in the following classes of securities at December 31, 2008 and September 30, 2007:

	Percentage
	of Fair Value
	2008	2007

Equity securities	23%	35%
Debt securities	74%	64%
Other	3%	1%

PCA has retained the services of a professional advisor to oversee our pension investments and provide recommendations regarding investment strategy. PCA’s overall strategy and related apportionments between equity and debt securities may change from time to time based on market conditions, external economic factors, and the funding status of the plans.

The expected return on pension plan assets reflects the expected long-term rates of return for the categories of investments currently held in the plan as well as anticipated returns for additional contributions made in the future. The expected long-term rate of return is adjusted when there are fundamental changes in expected returns on the plan investments.

The discount rate assumptions used to calculate the present value of pension and postretirement benefit obligations reflect the rates available on high-quality, fixed-income debt instruments on December 31st beginning in 2008. Prior to 2008, the discount rate assumptions were based on rates as of September 30th of each year. The rate of compensation increase is another significant assumption used for pension accounting and is determined by the Company based upon annual reviews.

In determining net pension and postretirement benefit costs, the Company elected to amortize prior service cost on a straight-line basis over the average remaining service period of employees expected to receive benefits under the plans. A 10% corridor is used to determine the amount of the unrecognized net gain or loss to be amortized. The excess, if any, of the unrecognized net gain or loss over 10% of the greater of the projected benefit obligation or the market-related value of plan assets is amortized over the average remaining service period until retirement for active participants and included in the net periodic benefit cost.

As of December 31, 2008, the Company assumed health care cost trend rates for its postretirement benefit plans were 7.50% in 2009, 7.00% in 2010, 6.50% in 2011, 6.00% in 2012, 5.50% in 2013, and 5.00% in 2014 and thereafter. As of September 30, 2007, the Company assumed health care cost trend rates for its postretirement benefit plans were 7.50% for 2008, 7.00% for 2009, 6.50% for 2010, 6.00% for 2011, 5.50% for 2012 and 5.00% for 2013 and thereafter. As of September 30, 2006, the Company assumed health care cost trend rates were 9.00% for 2007, 8.00% for 2008, 7.00% for 2009, 6.00% for 2010 and 5.00% for 2011 and thereafter.

Increasing the assumed health care cost trend rate by one percentage point would increase the 2008 postretirement benefit obligation by approximately $0.6 million and would increase the 2008 net postretirement benefit cost by approximately $0.1 million. Decreasing the assumed health care cost trend rate by one percentage point would decrease the 2008 postretirement benefit obligation by approximately $0.5 million and would decrease the 2008 net postretirement benefit cost by approximately $0.1 million.

Packaging Corporation of America

Notes to Consolidated Financial Statements (Continued)
December 31, 2008

The following are estimated benefit payments to be paid to current plan participants by year:

	Pension Plans	Postretirement Plans
	(In thousands)

2009	$11,900	$643
2010	3,709	842
2011	4,699	1,072
2012	5,829	1,092
2013	7,068	1,218
2014 — 2018	57,148	8,257

The Company has two defined contribution 401(k) benefit plans that cover all full-time salaried employees and certain hourly employees at several of the Company’s facilities. Employees can make voluntary contributions in accordance with the provisions of their respective plan. The Company made employer-matching contributions of $9.4 million, $9.0 million and $8.5 million during the years ended December 31, 2008, 2007 and 2006, respectively.

Salaried employees who are not participants in the grandfathered pension plan (generally those hired on or after April 12, 1999) receive a service-related Company retirement contribution to their 401(k) account in addition to any employer matching contribution. This contribution increases with years of service and ranges from 3% to 5% of base pay. The Company expensed $2.5 million, $2.2 million and $1.8 million for this retirement contribution during the years ended December 31, 2008, 2007 and 2006, respectively.

7.  OTHER INTANGIBLE ASSETS

The components of other intangible assets are as follows:

	Weighted
	Average	As of December 31, 2008		As of December 31, 2007
	Remaining	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Life	Amount	Amortization	Amount	Amortization
		(In thousands)

Customer lists and relations	31.3 years	$17,441	$4,836	$17,441	$4,022
Covenants not to compete	0.4 years	2,292	2,228	2,292	1,958

Total other intangible assets		$19,733	$7,064	$19,733	$5,980

The amount of amortization expense was $1.1 million for each of the years ended December 31, 2008, 2007 and 2006, respectively. Estimated amortization of intangible assets over the next five years is expected to approximate $0.9 million (2009), $0.8 million (2010), $0.6 million (2011), $0.5 million (2012) and $0.4 million (2013).

Packaging Corporation of America

Notes to Consolidated Financial Statements (Continued)
December 31, 2008

8.  DEBT

A summary of debt is set forth in the following table:

	December 31,
	2008	2007
	(In thousands)

Senior credit facility —
Term loan, effective interest rate of 6.13% as of December 31, 2007, repaid March 31, 2008	$—	$20,000
Receivables credit facility, effective interest rate of 3.01% and 5.39% as of December 31, 2008 and 2007, respectively, due September 18, 2009	109,000	109,000
Senior notes, net of discount of $68 as of December 31, 2007, interest at 4.38% payable semi-annually, repaid August 1, 2008	—	149,932
Senior notes, net of discount of $1,543 and $1,886 as of December 31, 2008 and 2007, respectively, interest at 5.75% payable semi-annually, due August 1, 2013	398,457	398,114
Senior notes, net of discount of $57 as of December 31, 2008, interest at 6.50% payable semi-annually, due March 15, 2018	149,943	—

Total	657,400	677,046
Less current portion	109,000	278,567

Total long-term debt	$548,400	$398,479

On July 21, 2003, PCA closed its offering and private placement of $150.0 million of 4 3/8% senior notes due 2008 and $400.0 million of 5 3/4% senior notes due 2013. The 4 3/8% senior notes due 2008 were repaid on August 1, 2008, and the 5 3/4% senior notes are due August 1, 2013.

On March 25, 2008, PCA issued $150.0 million of 6.50% senior notes due March 15, 2018 through a registered public offering. PCA used the proceeds of this offering, together with cash on hand, to repay all of the $150.0 million of outstanding 4 3/8% senior notes on August 1, 2008.

On April 15, 2008, PCA replaced its existing senior credit facility that was scheduled to expire later in 2008, with a new five-year $150.0 million senior revolving credit facility. The Company had $19.4 million of outstanding letters of credit under this facility, resulting in $130.6 million in unused borrowing capacity as of December 31, 2008.

On September 19, 2008, the Company extended its receivable credit facility through September 18, 2009. The Company had $41.0 million in additional borrowing capacity available under this facility as of December 31, 2008.

The instruments governing PCA’s indebtedness contain covenants that limit the ability of PCA and its subsidiaries to enter into sale and leaseback transactions, incur liens, incur indebtedness at the subsidiary level, enter into certain transactions with affiliates, merge or consolidate with any other person or sell or otherwise dispose of all or substantially all of its assets. The senior credit facility also requires PCA to comply with certain financial covenants, including maintaining a minimum interest coverage ratio, a maximum ratio of debt to total capitalization, and a minimum net worth level. A failure to comply with these restrictions could lead to an event of default, which could result in an acceleration of any outstanding indebtedness and/or prohibit the Company from drawing on the revolving credit facility. Such a default may also constitute an event of default under the senior notes indenture and the receivables credit facility. At December 31, 2008, the Company was in compliance with these financial covenants.

Packaging Corporation of America

Notes to Consolidated Financial Statements (Continued)
December 31, 2008

Additional information regarding PCA’s variable rate debt is shown below:

	Weighted-Average
	Reference Interest
	Rate		Applicable Margin
	December 31,		December 31,
	2008	2007	2008	2007

LIBOR based debt:
Term loan	N/A	4.88%	N/A	1.25%
Commercial paper based debt:
Receivables credit facility	2.31%	5.11%	0.70%	0.28%

As of December 31, 2008, annual principal maturities for debt, excluding unamortized debt discount, are: $109.0 million (2009), $400.0 million (2013) and $150.0 (2018).

Interest payments in connection with the Company’s debt obligations for the years ended December 31, 2008, 2007 and 2006, amounted to $38.9 million, $38.0 million, and $38.2 million, respectively.

On November 29, 2000, the Company established an on-balance sheet securitization program for its trade accounts receivable. To effectuate this program, the Company formed a wholly owned limited purpose subsidiary, Packaging Credit Company, LLC (“PCC”), which in turn formed a wholly owned, bankruptcy-remote, special-purpose subsidiary, Packaging Receivables Company, LLC (“PRC”), for the purpose of acquiring receivables from PCC. Both of these entities are included in the consolidated financial statements of the Company. Under this program, PCC purchases on an ongoing basis substantially all of the receivables of the Company and sells such receivables to PRC. PRC and lenders established a $150.0 million receivables-backed revolving credit facility (“Receivables Credit Facility”) through which PRC obtains funds to purchase receivables from PCC. The receivables purchased by PRC are solely the property of PRC. In the event of liquidation of PRC, the creditors of PRC would be entitled to satisfy their claims from PRC’s assets prior to any distribution to PCC or the Company. Credit available under the receivables credit facility is on a borrowing-base formula. As a result, the full amount of the facility may not be available at all times. At December 31, 2008, $109.0 million was outstanding and $41.0 million was available for additional borrowing under the receivables credit facility. The highest outstanding principal balance under the receivables credit facility during 2008 was $109.0 million.

A summary of the Company’s drawings under credit facilities, including the impact of $19.4 million of outstanding letters of credit, as of December 31, 2008 follows:

	Commitments	Utilized	Available
	(In thousands)

Receivables credit facility	$150,000	$109,000	$41,000
Senior revolving credit facility	150,000	19,373	130,627

	$300,000	$128,373	$171,627

PCA is required to pay commitment fees on the unused portions of the credit facilities. The Company’s outstanding letters of credit of $19.4 million at December 31, 2008 are for workers’ compensation.

Packaging Corporation of America

Notes to Consolidated Financial Statements (Continued)
December 31, 2008

9.  FINANCIAL INSTRUMENTS

The carrying and estimated fair values of PCA’s financial instruments at December 31, 2008 and 2007 were as follows:

	2008		2007
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
	(In thousands)

Cash and cash equivalents	$149,397	$149,397	$228,143	$228,143
Accounts receivable, net	254,898	254,898	275,921	275,921
Accounts and dividends payable	(131,783)	(131,783)	(163,731)	(163,731)
Long-term debt —
Term loan	—	—	(20,000)	(20,000)
4.38% senior notes	—	—	(149,932)	(150,102)
5.75% senior notes	(398,457)	(367,000)	(398,114)	(409,745)
6.50% senior notes	(149,943)	(133,500)	—	—
Receivables credit facility	(109,000)	(109,000)	(109,000)	(109,000)
Capital lease obligations	(23,735)	(23,735)	(202)	(202)

The fair value of cash and cash equivalents, accounts receivable, net and accounts and dividends payable approximate their carrying amounts due to the short-term nature of these financial instruments.

The fair value of the term loan and the receivables credit facility approximates their carrying amount due to the variable interest-rate feature of the instruments. The fair values of the senior notes are based on quoted market prices. The fair value of the capital lease obligations was estimated to not be materially different from the carrying amount.

10.	FAIR VALUE MEASUREMENTS

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

Level 2 — inputs, other than quoted prices in active markets, that are observable either directly or indirectly

Level 3 — unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions

Assets and liabilities measured at fair value are based on one or more of three valuation techniques noted in SFAS No. 157. The valuation techniques are as follows:

(a) Market approach — prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities

Packaging Corporation of America

Notes to Consolidated Financial Statements (Continued)
December 31, 2008

(b) Cost approach — amount that would be required to replace the service capacity of an asset (replacement cost)

(c) Income approach — techniques to convert future amounts to a single present amount based on market expectations (including present value techniques, option-pricing and excess earnings models)

Assets and liabilities measured at fair value on a recurring basis are as follows:

		Quoted Prices in
		Active Markets for
	December 31,	Identical Assets	Valuation
	2008	(Level 1)	Technique
	(In thousands)

Money Market Funds	$148,903	$148,903	(a	)

The money market funds PCA invests in include funds comprised of U.S. Treasury obligations or backed by U.S. Treasury obligations.

There were no changes in the Company’s valuation techniques used to measure fair values on a recurring basis as a result of adopting SFAS No. 157. PCA had no assets or liabilities that were measured on a nonrecurring basis.

11.  STOCKHOLDERS’ EQUITY

On May 16, 2001, PCA announced that its Board of Directors had authorized a $100.0 million common stock repurchase program, which it completed in the fourth quarter of 2007. Through December 31, 2007, the Company repurchased 5,607,671 shares of common stock for $100.0 million. All repurchased shares were retired prior to December 31, 2007.

On October 17, 2007, PCA announced that its Board of Directors authorized a $150.0 million common stock repurchase program. There is no expiration date for the common stock repurchase program. Through December 31, 2008, the Company repurchased 3,818,729 shares of common stock, with 3,142,600 shares repurchased during 2008 and 676,129 shares repurchased during 2007. All repurchased shares were retired prior to December 31, 2008. As of December 31, 2008, $65.0 million of the $150.0 million authorization remained available for repurchase of the Company’s common stock.

12.  COMMITMENTS AND CONTINGENCIES

Capital Commitments

The Company had authorized capital expenditures of approximately $43.0 million and $58.3 million as of December 31, 2008 and 2007, respectively, in connection with the expansion and replacement of existing facilities and equipment.

Packaging Corporation of America

Notes to Consolidated Financial Statements (Continued)
December 31, 2008

Lease Obligations

PCA leases space for certain of its facilities and cutting rights to approximately 91,000 acres of timberland under long-term leases. The Company also leases equipment, primarily vehicles and rolling stock, and other assets under long-term leases with a duration generally of three years. The minimum lease payments under non-cancelable operating leases with lease terms in excess of one year are as follows:

(In thousands)

2009	$27,425
2010	23,568
2011	16,278
2012	9,202
2013	5,947
Thereafter	24,835

Total	$107,255

Total lease expense, including base rent on all leases and executory costs, such as insurance, taxes, and maintenance, for the years ended December 31, 2008, 2007 and 2006 was $41.6 million, $39.8 million and $38.5 million, respectively. These costs are included in cost of goods sold and selling and administrative expenses.

PCA was obligated under capital leases covering buildings and machinery and equipment in the amount of $23.7 million and $0.2 million at December 31, 2008 and 2007, respectively. During the fourth quarter of 2008, the Company entered into a capital lease relating to buildings and machinery, totaling $23.9 million, payable over 20 years. This capital lease amount is a non-cash transaction and, accordingly, has been excluded from the consolidated statements of cash flows. Assets held under capital lease obligations are included in property, plant and equipment as follows:

	December 31,
	2008	2007
	(In thousands)

Land and land improvements	$—	$38
Buildings	250	137
Machinery and equipment	23,931	329

Total	24,181	504
Less accumulated amortization	(472)	(101)

Total	$23,709	$403

Amortization of assets under capital lease obligations is included in depreciation expense.

Packaging Corporation of America

Notes to Consolidated Financial Statements (Continued)
December 31, 2008

The future minimum payments under capitalized leases at December 31, 2008 are as follows:

(In thousands)

2009	$2,224
2010	2,202
2011	2,202
2012	2,202
2013	2,202
Thereafter	32,479

Total minimum capital lease payments	43,511
Less amounts representing interest	19,776

Present value of net minimum capital lease payments	23,735
Less current maturities of capital lease obligations	606

Total long-term capital lease obligations	$23,129

Interest paid as part of the capital lease obligations was $0.4 million during the year ended December 31, 2008. The amounts were nominal during the years ended December 31, 2007 and 2006.

Purchase Commitments

The Company has entered into various purchase agreements for minimum amounts of pulpwood processing and energy over periods ranging from one to twenty years at fixed prices. Total purchase commitments are as follows:

(In thousands)

2009	$6,258
2010	5,041
2011	1,779
2012	1,486
2013	1,487
Thereafter	22,846

Total	$38,897

These purchase agreements are not marked to market. The Company purchased $29.4 million, $14.5 million, and $22.5 million during the years ended December 31, 2008, 2007 and 2006, respectively, under these purchase agreements.

Litigation

PCA is a party to various legal actions arising in the ordinary course of business. These legal actions cover a broad variety of claims spanning our entire business. As of the date of this filing, the Company believes it is not reasonably possible that the resolution of these legal actions will, individually or in the aggregate, have a material adverse effect on its financial position, results of operations, or cash flows.

Environmental Liabilities

In 1998, the United States Environmental Protection Agency (EPA) finalized a Clean Air and Water Act commonly referred to as the Cluster Rules. The Cluster Rules govern allowable discharges of air and water

Packaging Corporation of America

Notes to Consolidated Financial Statements (Continued)
December 31, 2008

pollutants at all pulp and paper mill operations. As a result, PCA and its competitors were required to incur costs to ensure compliance with these rules. The Company completed all of the projects related to Cluster Rule requirements in 2006 and, as a result, does not anticipate any further capital expenditures related to compliance with Cluster Rules. From 1997 through 2006, the Company spent approximately $39.2 million to ensure compliance with Cluster Rule requirements. Total capital costs for environmental matters were $3.5 for 2008 and $4.5 million for 2007. The Company currently estimates 2009 environmental capital expenditures will be approximately $1.5 million.

The potential costs for various environmental matters are uncertain due to such factors as the unknown magnitude of possible cleanup costs, the complexity and evolving nature of governmental laws and regulations and their interpretations, and the timing, varying costs and effectiveness of alternative cleanup technologies. From 1994 through 2008, remediation costs at the Company’s mills and corrugated plants totaled approximately $3.2 million. As of December 31, 2008, the Company maintained an environmental reserve of $8.3 million relating to on-site landfills (see Note 13) and surface impoundments as well as ongoing and anticipated remedial projects. Liabilities recorded for environmental contingencies are estimates of the probable costs based upon available information and assumptions. Because of these uncertainties, PCA’s estimates may change. As of the date of this filing, the Company believes that it is not reasonably possible that future environmental expenditures and asset retirement obligations above the $8.3 million accrued as of December 31, 2008, will have a material impact on its financial condition, results of operations, or cash flows.

In connection with the sale to PCA of its containerboard and corrugated products business, Pactiv agreed to retain all liability for all former facilities and all sites associated with pre-closing off-site waste disposal and all environmental liabilities related to a closed landfill located near the Company’s Filer City mill.

13.  ASSET RETIREMENT OBLIGATIONS

Asset retirement obligations consist primarily of landfill capping and closure and post-closure costs. PCA is legally required to perform capping and closure and post-closure care on the landfills at each of the Company’s mills. In accordance with SFAS No. 143, “Accounting for Asset Retirement Obligations,” PCA recognizes the fair value of these liabilities as an asset retirement obligation for each landfill and capitalizes that cost as part of the cost basis of the related asset. The liability is accreted to its estimated value of the asset retirement obligation over time, and the related assets are depreciated on a straight-line basis over their useful lives. Upon settlement of the liability, PCA will recognize a gain or loss for any difference between the settlement amount and the recorded liability.

The following table describes changes to PCA’s asset retirement obligation liability:

	2008	2007
	(In thousands)

Asset retirement obligation, January 1	$4,071	$3,466
Accretion expense	248	201
New cell additions	90	485
Revisions in estimated cash flows	—	(81)
Payments	(221)	—

Asset retirement obligation, December 31	$4,188	$4,071

Packaging Corporation of America

Notes to Consolidated Financial Statements (Continued)
December 31, 2008

14.  INCOME TAXES

Following is an analysis of the components of the consolidated income tax provision:

	2008	2007	2006
	(In thousands)

Current —
U.S	$74,399	$97,657	$82,999
State and local	10,949	11,169	6,835

Total current provision for taxes	85,348	108,826	89,834

Deferred —
U.S	(10,098)	(10,399)	(17,871)
State and local	(716)	(625)	(2,271)

Total deferred provision for taxes	(10,814)	(11,024)	(20,142)

Total provision for taxes	$74,534	$97,802	$69,692

The effective tax rate varies from the U.S. Federal statutory tax rate principally due to the following:

	2008	2007	2006
	(In thousands)

Provision computed at U.S. Federal statutory rate of 35%	$73,550	$93,754	$68,154
State and local taxes, net of federal benefit	6,212	8,598	6,613
Domestic manufacturers deduction	(4,413)	(5,625)	(2,044)
Adjustments to prior years’ accrual	712	745	(972)
Other	(1,527)	330	(2,059)

Total	$74,534	$97,802	$69,692

Deferred income tax assets and liabilities at December 31 are summarized as follows:

	December 31,
	2008	2007
	(In thousands)

Deferred tax assets:
Accrued liabilities	$7,539	$7,001
Employee benefits and compensation	7,818	9,863
Reserve for doubtful accounts	56	—
Inventories	3,187	3,332
Stock options and restricted stock	7,052	4,722
Pension and postretirement benefits	36,675	19,859
State operating loss carry forwards	—	2,286

Total deferred tax assets	$62,327	$47,063

Deferred tax liabilities:
Property, plant and equipment	$(228,101)	$(241,154)
Investment in joint venture	(27,865)	(28,353)
Reserve for doubtful accounts	—	(348)

Total deferred tax liabilities	$(255,966)	$(269,855)

Net deferred tax liabilities	$(193,639)	$(222,792)

Packaging Corporation of America

Notes to Consolidated Financial Statements (Continued)
December 31, 2008

The net deferred tax liabilities at December 31 are classified in the balance sheet as follows:

	December 31,
	2008	2007
	(In thousands)

Current deferred tax assets	$15,240	$17,915
Non-current deferred tax liabilities	(208,879)	(240,707)

Net deferred tax liabilities	$(193,639)	$(222,792)

Cash payments for income taxes were $89.4 million, $105.5 million and $65.1 million for the years ended December 31, 2008, 2007 and 2006, respectively.

The Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN No. 48) on January 1, 2007. As a result of the adoption of FIN No. 48, PCA recognized a $5.1 million decrease to reserves for uncertain tax positions and an increase to the beginning balance of retained earnings on January 1, 2007.

The following table summarizes the changes related to PCA’s gross unrecognized tax benefits excluding interest:

	2008	2007
	(In thousands)

Balance as of January 1	$(9,358)	$(8,845)
Decreases related to prior years’ tax positions	190	87
Increases related to current year tax positions	(1,354)	(1,640)
Settlements with taxing authorities	—	212
Expiration of the statute of limitations	96	828

Balance at December 31	$(10,426)	$(9,358)

During the third quarter of 2007, the statute of limitations for the tax year 2001 expired and the Federal examination of the tax year 2004 was concluded. As a result of these events, the reserve for uncertain tax positions was decreased by $1.0 million gross or $0.8 million net of the federal benefit for state taxes during the third quarter of 2007. At December 31, 2008, PCA had $10.4 million unrecognized tax benefits excluding interest. Of the total, $7.5 million (net of the federal benefit for state taxes) would impact the effective tax rate if recognized.

During the years ended December 31, 2008 and 2007, PCA recorded $0.1 million gross ($0.06 million net) and $0.6 million gross ($0.4 million net), respectively, in its statement of income, increasing the accrual for interest to $1.7 million gross ($1.0 million net) and $1.6 million gross ($1.0 million, net) at December 31, 2008 and 2007, respectively. No accrual for penalties was made.

PCA and its subsidiaries are subject to U.S. federal income taxes, as well as income taxes of multiple state and city jurisdictions. A federal examination of the tax years 2002 and 2004 have been concluded. The tax years 2003 and 2005 — 2007 remain open to federal examination. PCA does not expect the unrecognized tax benefits to change significantly over the next 12 months.

15.	RELATED PARTY TRANSACTIONS

At December 31, 2008 and 2007, PCA owned approximately 29% of Southern Timber Venture, LLC (“STV”). At December 31, 2008 and 2007, PCA had not guaranteed the debt of STV and has no future funding requirements. At December 31, 2008 and 2007, there is no carrying value of the Company’s

Packaging Corporation of America

Notes to Consolidated Financial Statements (Continued)
December 31, 2008

investment in STV under the equity method. PCA did not receive any dividends from STV in 2008, 2007 or 2006. STV currently owns approximately 51,000 acres of land, including timberlands and higher beneficial use properties, located primarily in southern Georgia and northern Florida.

Currently, PCA purchases pulpwood directly from STV for its Valdosta mill in accordance with the terms of a fiber supply agreement between the two companies which expires December 31, 2017. The price of pulpwood in this agreement is based upon the market value of pulpwood and is adjusted annually for any changes in market value. PCA purchased $3.0 million, $3.2 million and $3.3 million of pulpwood for its Valdosta, Georgia mill from STV during the years ended December 31, 2008, 2007 and 2006, respectively.

In December 2007, PCA sold a portion of its interest in STV for $1.0 million and recognized a pre-tax gain of $1.0 million.

Unaudited Financial information for STV is as follows:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

Net sales	$5,910	$6,373	$8,134
Gross profit (loss)	(660)	(573)	1,151
Gain from sale of timberlands	342	1,080	1,125
Net loss	(4,734)	(4,045)	(3,876)

16.	ACQUISITIONS

During the second quarter of 2006, PCA acquired a sheet plant in Miami, Florida for $4.3 million, which expanded the Company’s presence in southern Florida. The purchase method of accounting was used to account for the acquisition. Goodwill of $2.9 million (which is deductible for income tax purposes) was recorded in connection with the acquisition. Net sales and total assets of the plant acquired were not material. Operating results of the plant subsequent to the date of acquisition are included in the Company’s operating results.

17.	DIVESTITURES

During the fourth quarter of 2006, PCA sold its Fulton, Mississippi sawmill and received $0.7 million in proceeds and recognized a $0.3 million pre-tax gain. In 2006, through the date of the sale of the facility, the sawmill had net sales of $5.7 million.

18.	BUSINESS INTERRUPTION INSURANCE RECOVERY

On October 24, 2007, PCA’s Counce, Tennessee linerboard mill incurred a major, unplanned outage due to a total mill power failure. The mill was down for 2 1/2 days and experienced operational difficulties through the end of the month. This outage resulted in about 11,000 tons of lost production as well as significant additional operating costs of $7.4 million ($4.7 million net of tax). In December 2007, the Company received $2.4 million ($1.5 million net of tax) in business interruption insurance proceeds. The amount of the loss, net of the insurance recovery, is included in cost of sales in the statement of income for the year ended December 31, 2007. The insurance proceeds are included in net cash provided by operating activities in the statement of cash flows for the year ended December 31, 2007.

Packaging Corporation of America

Notes to Consolidated Financial Statements (Continued)
December 31, 2008

19.	QUARTERLY FINANCIAL DATA (UNAUDITED)

	Fiscal Quarter
	First	Second	Third	Fourth	Total
	(In thousands, except per share amounts)

2008:
Net sales	$577,474	$616,183	$620,785	$546,051	$2,360,493
Gross profit	118,161	127,196	132,051	113,950	491,358
Income from operations	57,146	64,173	68,705	51,788	241,812
Net income	32,073	35,192	38,102	30,242	135,609
Basic earnings per share	0.31	0.34	0.37	0.30	1.32
Diluted earnings per share	0.31	0.34	0.37	0.30	1.31
Stock price — high	28.74	26.47	26.99	23.60	28.74
Stock price — low	19.84	20.46	20.93	10.95	10.95
2007:
Net sales	$559,159	$585,628	$591,041	$580,178	$2,316,006
Gross profit	112,877	140,119	139,454	132,198	524,648
Income from operations	56,696	80,224	81,490	75,042	293,452
Net income	31,191	46,227	48,656	43,992	170,066
Basic earnings per share	0.30	0.44	0.46	0.42	1.63
Diluted earnings per share	0.30	0.44	0.46	0.42	1.61
Stock price — high	25.83	26.55	31.78	31.88	31.88
Stock price — low	22.04	24.35	21.87	26.75	21.87

Note:	The sum of the quarters may not equal the total of the respective year’s earnings per share on either a basic or diluted basis due to changes in the weighted average shares outstanding throughout the year.

For the three months ended December 31, 2008, tax expense was reduced by $2.9 million or $0.03 per share primarily due to a reduction in the Company’s state tax rate.

For the three months ended December 31, 2007, net income was reduced by $3.2 million or $0.03 per share due to the major, unplanned outage at the Company’s Counce, Tennessee linerboard mill in October of 2007.