Form 10-Q
period 2009-03-31
PACKAGING CORP OF AMERICA
filed 2009-05-08
CIK 75677

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2009
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for shorter period that the Registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of May 6, 2009, the Registrant had outstanding 102,472,792 shares of common stock, par value $0.01 per share.

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements.

Packaging Corporation of America

Condensed Consolidated Balance Sheets
(Unaudited)

	March 31,	December 31,
	2009	2008
(In thousands, except share and per share amounts)		(Audited)

ASSETS
Current assets:
Cash and cash equivalents	$140,023	$149,397
Accounts receivable, net of allowance for doubtful accounts and customer deductions of $6,418 and $6,862 as of March 31, 2009 and December 31, 2008, respectively	255,321	254,898
Inventories	205,453	206,954
Prepaid expenses and other current assets	12,135	6,684
Deferred income taxes	2,537	15,240

Total current assets	615,469	633,173
Property, plant and equipment, net	1,210,781	1,221,019
Goodwill	37,163	37,163
Other intangible assets, net	12,423	12,669
Other long-term assets	36,326	35,717

Total assets	$1,912,162	$1,939,741

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt and current maturities of long-term debt	$109,000	$109,000
Capital lease obligations	594	606
Accounts payable	116,761	101,064
Dividends payable	15,360	30,719
Accrued interest	4,380	12,723
Accrued federal and state income taxes	15,112	1,282
Accrued liabilities	75,265	106,588

Total current liabilities	336,472	361,982
Long-term liabilities:
Long-term debt	548,487	548,400
Capital lease obligations	22,976	23,129
Deferred income taxes	191,369	208,879
Pension and postretirement benefit plans	89,013	85,964
Other long-term liabilities	27,926	27,438

Total long-term liabilities	879,771	893,810
Stockholders’ equity:
Common stock, par value $.01 per share, 300,000,000 shares authorized, 102,398,867 shares and 102,397,952 shares issued as of March 31, 2009 and December 31, 2008, respectively	1,024	1,024
Additional paid in capital	380,483	379,104
Retained earnings	352,392	342,072
Accumulated other comprehensive income (loss):
Unrealized gain on treasury lock, net	5,896	6,358
Unfunded employee benefit obligations, net	(43,876)	(44,609)

Total accumulated other comprehensive loss	(37,980)	(38,251)

Total stockholders’ equity	695,919	683,949

Total liabilities and stockholders’ equity	$1,912,162	$1,939,741

See notes to condensed consolidated financial statements.

Packaging Corporation of America

Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended March 31,
	2009	2008
(In thousands, except per share amounts)

Net sales	$512,378	$577,474
Cost of sales	(402,370)	(459,313)

Gross profit	110,008	118,161
Selling and administrative expenses	(43,308)	(43,605)
Corporate overhead	(13,435)	(14,034)
Other expense, net	(3,658)	(3,376)

Income from operations	49,607	57,146
Interest expense, net	(8,738)	(6,303)

Income before taxes	40,869	50,843
Provision for income taxes	(15,193)	(18,770)

Net income	$25,676	$32,073

Weighted average common shares outstanding:
Basic	101,362	103,787
Diluted	102,143	104,654
Net income per common share:
Basic	$0.25	$0.31

Diluted	$0.25	$0.31

Dividends declared per common share	$0.15	$0.30

See notes to condensed consolidated financial statements.

Packaging Corporation of America

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2009	2008
(In thousands)

Cash Flows from Operating Activities:
Net income	$25,676	$32,073
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	36,932	36,512
Amortization of financing costs	197	204
Amortization of net gain on treasury lock	(462)	(771)
Share-based compensation expense	1,240	1,892
Deferred income tax provision	(4,985)	8,196
Loss on disposals of property, plant and equipment	2,377	2,024
Changes in operating assets and liabilities:
(Increase) decrease in assets —
Accounts receivable	(423)	(2,858)
Inventories	1,501	265
Prepaid expenses and other current assets	(5,451)	(10,289)
Increase (decrease) in liabilities —
Accounts payable	15,697	11,793
Accrued liabilities	(16,832)	(34,805)
Other, net	(4,788)	330

Net cash provided by operating activities	50,679	44,566

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(27,940)	(34,544)
Additions to other long term assets	(1,381)	(1,346)
Proceeds from disposals of property, plant and equipment	11	754

Net cash used for investing activities	(29,310)	(35,136)

Cash Flows from Financing Activities:
Payments on long-term debt	(165)	(20,039)
Proceeds from long-term debt issued	—	149,939
Financing costs paid	—	(1,162)
Settlement of treasury lock	—	(4,386)
Common stock dividends paid	(30,719)	(31,534)
Repurchases of common stock	—	(20,376)
Proceeds from exercise of stock options	14	135
Excess tax benefits from share-based awards	127	218

Net cash provided by (used for) financing activities	(30,743)	72,795

Net increase (decrease) in cash and cash equivalents	(9,374)	82,225
Cash and cash equivalents, beginning of period	149,397	228,143

Cash and cash equivalents, end of period	$140,023	$310,368

See notes to condensed consolidated financial statements.

Packaging Corporation of America

Notes to Condensed Consolidated Financial Statements
(Unaudited)
March 31, 2009

1.	Basis of Presentation

The condensed consolidated financial statements as of March 31, 2009 and 2008 of Packaging Corporation of America (“PCA” or the “Company”) and for the three month periods then ended are unaudited but include all adjustments (consisting only of normal recurring adjustments) that management considers necessary for a fair presentation of such financial statements. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with Article 10 of SEC Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete audited financial statements. Operating results for the period ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. These condensed consolidated financial statements should be read in conjunction with PCA’s Annual Report on Form 10-K for the year ended December 31, 2008.

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

Packaging Corporation of America

Notes to Condensed Consolidated Financial Statements
(Unaudited)
March 31, 2009

2.	Summary of Accounting Policies (Continued)

Comprehensive Income

Comprehensive income is as follows:

	Three Months Ended March 31,
	2009	2008
(In thousands)

Net income	$25,676	$32,073
Other comprehensive income, net of tax:
Amortization of unfunded employee benefit obligations	858	491
Amortization of net gain on treasury lock	(462)	(771)
Settlement of treasury lock	—	(4,386)
Other	(125)	3

Comprehensive income	$25,947	$27,410

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

Recent Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board (“FASB”) issued Staff Position (“FSP”) No. 157-4, “Determining Fair Value when the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions that are not Orderly.” FSP No. 157-4 provides additional guidance for estimating fair value in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” when the volume and level of activity for the asset or liability have significantly decreased. The FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP No. 157-4 is effective for interim and annual reporting periods ending after June 15, 2009 and is to be applied prospectively. Early adoption is permitted for periods ending after March 15, 2009. The Company does not expect the adoption of this FSP to have a material impact on its results of operations.

Also in April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This FSP amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends Accounting Principles Board (“APB”) Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. FSP FAS 107-1 and APB 28-1 is effective for interim reporting periods ending after

Packaging Corporation of America

Notes to Condensed Consolidated Financial Statements
(Unaudited)
March 31, 2009

2.	Summary of Accounting Policies (Continued)

June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The Company will comply with the additional disclosures required by this FSP upon its adoption in June 2009.

The FASB issued FSP No. 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination that Arise from Contingencies,” in April 2009. FSP No. 141(R)-1 addresses application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. This FSP was effective for business combinations occurring on or after the beginning of the first annual period on or after December 15, 2008. To the extent the Company makes an acquisition after December 31, 2008, FSP No. 141(R)-1 will impact the Company’s accounting for such acquisition.

In December 2008, the FASB issued FSP FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets,” which amends SFAS No. 132(R), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” to require detailed disclosures about employers’ plan assets, including employers’ investment strategies, major categories of plan assets, concentrations of risk within plan assets, and valuation techniques used to measure the fair value of plan assets. The disclosures required by this FSP must be provided in financial statements for fiscal years ending after December 15, 2009. Earlier application of the provisions of this FSP is permitted. The Company will comply with the additional disclosures required by this FSP upon its adoption in December 2009.

In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities.” FSP EITF 03-6-1 was issued to clarify that unvested share-based payment awards with a right to receive nonforfeitable dividends are participating securities. This FSP also provides guidance on how to allocate earnings to participating securities and compute basic earnings per share using the two-class method. FSP EITF 03-6-1 was effective for fiscal years beginning after December 15, 2008. The Company adopted FSP EITF 03-6-1 on January 1, 2009. The adoption of this FSP did not have a material impact on the Company’s earnings per share calculations.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities will be required to provide enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and its related interpretations, and how derivative instruments and related items affect an entity’s financial position, operations and cash flows. SFAS No. 161 was effective as of the beginning of an entity’s fiscal year that begins after November 15, 2008. To the extent that PCA is a party to any derivative instruments after December 31, 2008, SFAS No. 161 will impact PCA’s disclosures related to derivative instruments and hedging activities.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations.” SFAS No. 141(R) significantly changes the accounting for and reporting of business combination transactions in consolidated financial statements. These significant changes include: (1) recognition of 100% of the fair value of assets acquired, liabilities assumed and noncontrolling interests of acquired businesses, even if 100% of the business has not been acquired; (2) recognition of contingent consideration arrangements and preacquisition gain and loss contingencies at their acquisition-date fair values; (3) capitalization of research and development assets acquired at acquisition-date fair value; (4) recognition of acquisition-related transaction costs as expense when incurred; and (5) recognition of acquisition-related restructuring cost accruals only if the criteria in SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” are met as of the acquisition date. SFAS No. 141(R) was effective for

Packaging Corporation of America

Notes to Condensed Consolidated Financial Statements
(Unaudited)
March 31, 2009

2.	Summary of Accounting Policies (Continued)

fiscal years beginning after December 15, 2008. To the extent the Company makes an acquisition after December 31, 2008, SFAS No. 141(R) will impact the Company’s accounting for such acquisition.

3.	Earnings Per Share

The following table sets forth the computation of basic and diluted income per common share for the periods presented.

	Three Months Ended March 31,
	2009	2008
(In thousands, except per share data)

Numerator:
Net income	$25,676	$32,073
Denominator:
Basic common shares outstanding	101,362	103,787
Effect of dilutive securities:
Stock options	63	426
Unvested restricted stock	718	441

Dilutive common shares outstanding	102,143	104,654

Basic income per common share	$0.25	$0.31
Diluted income per common share	$0.25	$0.31

Options to purchase 2.0 million and 0.2 million shares for the three months ended March 31, 2009 and 2008, respectively, were not included in the computation of diluted common shares outstanding as their exercise price exceeded the average market price of the Company’s common stock for each respective reporting period.

4.	Stock-Based Compensation

In October 1999, the Company adopted a long-term equity incentive plan, which provides for grants of stock options, stock appreciation rights, restricted stock and performance awards to directors, officers and employees of PCA, as well as others who engage in services for PCA. Option awards granted to directors, officers and employees have contractual lives of seven or ten years. Options granted to officers and employees vest ratably over a three- or four-year period, whereas options granted to directors vest immediately. Restricted stock awards granted to employees vest at the end of a three- or four-year period, whereas restricted stock awards granted to directors vest at the end of a six-month period. The plan, which will terminate on October 19, 2009, provides for the issuance of up to 6,550,000 shares of common stock. As of March 31, 2009, options or restricted stock for 6,170,088 shares have been granted, net of forfeitures. Forfeitures are added back to the pool of shares of common stock available to be granted at a future date.

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

Packaging Corporation of America

Notes to Condensed Consolidated Financial Statements
(Unaudited)
March 31, 2009

4.	Stock-Based Compensation (Continued)

stock recognized in the condensed consolidated statements of income for the three-month periods ended March 31, 2009 and 2008 was as follows:

	Three Months Ended March 31,
	2009	2008
(In thousands)

Stock options	$185	$562
Restricted stock	1,055	1,330

Impact on income before income taxes	1,240	1,892
Income tax benefit	(482)	(734)

Impact on net income	$758	$1,158

The Company uses the Black-Scholes-Merton option-pricing model to estimate the fair value of each option grant as of the date of grant. Expected volatilities are based on historical volatility of the Company’s common stock. The expected life of the option is estimated using historical data pertaining to option exercises and employee terminations. Separate groups of employees that have similar historical exercise behavior are considered separately for estimating the expected life. The risk-free interest rate is based on U.S. Treasury yields in effect at the time of grant. The fair value of restricted stock is determined based on the closing price of the Company’s common stock on the grant date. There were no option grants or restricted stock awards during the first quarter of 2009.

A summary of the Company’s stock option activity and related information follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term (years)	Value
				(In thousands)

Outstanding at December 31, 2008	2,227,032	$19.85
Exercised	(2,685)	5.06
Forfeited	(650)	23.95

Outstanding at March 31, 2009	2,223,697	$19.87	3.8	$1,020

Outstanding — vested or expected to vest at March 31, 2009	2,218,556	$19.85	3.8	$1,020

Exercisable at March 31, 2009	1,977,129	$19.38	3.6	$1,020

The total intrinsic value of options exercised during the three months ended March 31, 2009 and 2008 was $24,000 and $0.4 million, respectively. As of March 31, 2009, there was $0.5 million of total unrecognized compensation cost related to non-vested stock option awards granted under the Company’s equity incentive plan. The Company expects to recognize the cost of these stock option awards over a weighted-average period of 1.1 years.

Packaging Corporation of America

Notes to Condensed Consolidated Financial Statements
(Unaudited)
March 31, 2009

4.	Stock-Based Compensation (Continued)

A summary of the Company’s restricted stock activity follows:

	2009		2008
		Fair Market		Fair Market
		Value at		Value at
		Date of		Date of
	Shares	Grant	Shares	Grant
(Dollars in thousands)

Restricted stock at January 1	1,038,270	$23,023	764,705	$17,490
Granted	—	—	6,000	147
Vested	—	—	(12,500)	(307)
Cancellations	(1,770)	(39)	(1,390)	(32)

Restricted stock at March 31	1,036,500	$22,984	756,815	$17,298

The Company generally recognizes compensation expense associated with restricted stock awards ratably over their vesting periods. As PCA’s Board of Directors has the ability to accelerate vesting of restricted stock upon an employee’s retirement, the Company accelerates the recognition of compensation expense for certain employees approaching normal retirement age. As of March 31, 2009, there was $8.0 million of total unrecognized compensation costs related to the above restricted stock awards. The Company expects to recognize the cost of these stock awards over a weighted-average period of 2.6 years.

5.	Inventories

The components of inventories are as follows:

	March 31,	December 31,
	2009	2008
(In thousands)		(Audited)

Raw materials	$99,759	$106,165
Work in process	6,551	6,560
Finished goods	63,769	65,213
Supplies and materials	92,344	94,849

Inventories at FIFO or average cost	262,423	272,787
Excess of FIFO or average cost over LIFO cost	(56,970)	(65,833)

Inventories, net	$205,453	$206,954

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

Packaging Corporation of America

Notes to Condensed Consolidated Financial Statements
(Unaudited)
March 31, 2009

6.	Other Intangible Assets

The components of other intangible assets are as follows:

		As of March 31, 2009		As of December 31, 2008
	Weighted	Gross		Gross
	Average	Carrying	Accumulated	Carrying	Accumulated
	Remaining Life	Amount	Amortization	Amount	Amortization
(In thousands)				(Audited)

Customer lists and relations	31.3 years	$17,441	$5,040	$17,441	$4,836
Covenants not to compete	0.2 years	2,292	2,270	2,292	2,228

Total other intangible assets		$19,733	$7,310	$19,733	$7,064

7.	Employee Benefit Plans and Other Postretirement Benefits

For the three months ended March 31, 2009 and 2008, net pension costs were comprised of the following:

	Three Months Ended March 31,
	2009	2008
(In thousands)

Components of Net Pension Costs
Service cost for benefits earned during the year	$4,489	$4,445
Interest cost on accumulated benefit obligation	2,637	1,957
Expected return on assets	(2,143)	(2,145)
Net amortization of unrecognized amounts	1,426	868
Settlement gain	(126)	—

Net pension costs	$6,283	$5,125

The Company makes pension plan contributions that are sufficient to fund its actuarially determined costs, generally equal to the minimum amounts required by the Employee Retirement Income Security Act (ERISA). However, from time to time the Company may make discretionary contributions in excess of the required minimum amounts. The Company expects to contribute $36.8 million to the pension plans in 2009, of which $11.5 million has been contributed through March 31, 2009.

For the three months ended March 31, 2009 and 2008, net postretirement costs were comprised of the following:

	Three Months Ended March 31,
	2009	2008
(In thousands)

Components of Net Postretirement Costs
Service cost for benefits earned during the year	$335	$267
Interest cost on accumulated benefit obligation	256	197
Net amortization of unrecognized amounts	(22)	(60)

Net postretirement costs	$569	$404

Packaging Corporation of America

Notes to Condensed Consolidated Financial Statements
(Unaudited)
March 31, 2009

8.	Transfers of Financial Assets

PCA has an on-balance sheet securitization program for its trade accounts receivable that is accounted for as a secured borrowing under SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities.” To effectuate this program, the Company formed a wholly owned limited purpose subsidiary, Packaging Credit Company, LLC (“PCC”), which in turn formed a wholly owned, bankruptcy-remote, special-purpose subsidiary, Packaging Receivables Company, LLC (“PRC”), for the purpose of acquiring receivables from PCC. Both of these entities are included in the consolidated financial statements of the Company. Under this program, PCC purchases on an ongoing basis substantially all of the receivables of the Company and sells such receivables to PRC. PRC and lenders established a $150.0 million receivables-backed revolving credit facility (“Receivables Credit Facility”) through which PRC obtains funds to purchase receivables from PCC. The receivables purchased by PRC are solely the property of PRC. In the event of liquidation of PRC, the creditors of PRC would be entitled to satisfy their claims from PRC’s assets prior to any distribution to PCC or the Company. Credit available under the receivables credit facility is on a borrowing-base formula. As a result, the full amount of the facility may not be available at all times. At March 31, 2009, $109.0 million was outstanding and included in “Short-term debt and current maturities of long-term debt” on the condensed consolidated balance sheet. Approximately $240.2 million of accounts receivable at March 31, 2009 have been sold to PRC and are included in “Accounts receivable, net of allowance for doubtful accounts and customer deductions” on the condensed consolidated balance sheet.

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

Packaging Corporation of America

Notes to Condensed Consolidated Financial Statements
(Unaudited)
March 31, 2009

9.	Fair Value Measurements (Continued)

Assets and liabilities measured at fair value on a recurring basis are as follows:

		Quoted Prices in
		Active Markets for
	March 31,	Identical Assets	Valuation
	2009	(Level 1)	Technique
(In thousands)

Money Market Funds	$139,528	$139,528	(a	)

The money market funds PCA invests in include funds comprised of U.S. Treasury obligations or backed by U.S. Treasury obligations.

There were no changes in the Company’s valuation techniques used to measure fair values on a recurring basis as a result of adopting SFAS No. 157. PCA had no assets or liabilities that were measured on a nonrecurring basis.

10.	Environmental Liabilities

The potential costs for various environmental matters are uncertain due to such factors as the unknown magnitude of possible cleanup costs, the complexity and evolving nature of governmental laws and regulations and their interpretations, and the timing, varying costs and effectiveness of alternative cleanup technologies. From 1994 through March 31, 2009, remediation costs at the PCA’s mills and corrugated plants totaled approximately $3.2 million. As of March 31, 2009, the Company maintained an environmental reserve of $8.7 million relating to on-site landfills and surface impoundments as well as ongoing and anticipated remedial projects. Liabilities recorded for environmental contingencies are estimates of the probable costs based upon available information and assumptions. Because of these uncertainties, PCA’s estimates may change. As of the date of this filing, the Company believes that it is not reasonably possible that future environmental expenditures and asset retirement obligations above the $8.7 million accrued as of March 31, 2009, will have a material impact on our financial condition, results of operations, or cash flows.

11.	Stock Repurchase Program

On October 17, 2007, PCA announced that its Board of Directors authorized a $150.0 million common stock repurchase program. There is no expiration date for the common stock repurchase program. Through December 31, 2008, the Company repurchased 3,818,729 shares of common stock. All repurchased shares were retired prior to December 31, 2008. No shares were repurchased during the first quarter of 2009. As of March 31, 2009, $65.0 million of the $150.0 million authorization remained available for repurchase of the Company’s common stock.

12.	Subsequent Events

On April 15, 2009, PCA renewed its $150.0 million receivables-backed credit facility, which was scheduled to expire on September 18, 2009, to April 14, 2010.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Packaging Corporation of America, or PCA, is the fifth largest producer of containerboard and corrugated products in the United States, based on production capacity. During the first quarter of 2009, we produced approximately 515,000 tons of containerboard at our mills, of which about 80% was consumed in our corrugated products manufacturing plants, 12% was sold to domestic customers and 8% was sold in the export market. Our corrugated products manufacturing plants sold about 6.7 billion square feet (“bsf”) of corrugated products during the first quarter of 2009. Our net sales to third parties totaled $512.4 million in the first quarter.

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

The U.S. economy experienced a severe downturn in the fourth quarter of 2008 which continued into the first quarter of 2009. As a result, reported industry-wide shipments of corrugated products decreased 11.5% for the three months ended March 31, 2009 compared to the same period in 2008. During this same period, reported industry containerboard production decreased 18.6% from first quarter of 2008 levels. As reported by industry publications, containerboard prices declined $10 per ton both in January and February and an additional $15 per ton in March. Average published prices for linerboard ended March 2009 $10 per ton higher than March 2008 and average published prices for corrugating medium at the end of March 2009 were unchanged from March 2008. During this same period, industry containerboard inventory levels at the end of March 2009 decreased approximately 109,800 tons, or 4.3%, compared to March 2008. In April 2009 industry publications further reported that prices for linerboard and corrugating medium dropped an additional $15 per ton.

The cost to manufacture containerboard is dependent, in large part, on the costs of wood fiber, recycled fiber, purchased fuels, electricity and labor and fringe benefits. Excluding the cost of containerboard, labor and benefits costs make up the largest component of corrugated products’ manufactured costs.

For the quarter ended March 31, 2009, PCA’s earnings were negatively impacted by the severe economic downturn described above. First quarter corrugated products sales volume was down 12.6% compared to the first quarter of 2008 and mill downtime and slowbacks related to market conditions and a planned maintenance outage at our Valdosta, Georgia mill reduced mill production by 90,000 tons. Sales prices of containerboard and corrugated products prices were higher than last year’s first quarter due to the implementation of the July 2008 containerboard price increase and the corresponding corrugated products price increases. In addition, recycled fiber and transportation costs were lower than the prior year’s first quarter. However, the improvement from higher prices and reduced recycled fiber and transportation costs was more than offset by the impact of lower sales volume due to the continued weak economy and higher costs for labor and fringe benefits and chemicals.

We expect corrugated products shipments to increase in the second quarter of 2009 compared to the first quarter; however, this improvement in shipments is expected to be more than offset by the impact of the published price decreases described previously. In addition, our Counce, Tomahawk and Filer City mills will be shut down for their annual maintenance outages which will reduce our containerboard production by approximately 50,000 tons in the second quarter. Despite the expected increase in corrugated products shipments, we expect that additional market-related downtime will also be necessary during the second quarter. Considering these items and without regard to any alternative fuel mixture tax credit, described below, we expect our second quarter 2009 earnings to be lower than our earnings in the first quarter of 2009.

We have produced and consumed an alternative fuel mixture at our Counce, Tennessee and Valdosta, Georgia mills since December 2008. We filed applications with the Internal Revenue Service in December 2008 to be registered as an alternative fuel mixer and received notification on April 14, 2009 that our registration had been approved. The U.S. Internal Revenue Code allows a tax credit for alternative fuel mixtures produced by a taxpayer for sale or for use as a fuel in the taxpayer’s business equal to $0.50 per gallon of alternative fuel used. We are evaluating the effect of any alternative fuel mixture tax credits for financial reporting purposes.

Results of Operations

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

The historical results of operations of PCA for the three months ended March 31, 2009 and 2008 are set forth below:

	Three Months Ended March 31,
	2009	2008	Change
(In thousands)

Net sales	$512,378	$577,474	$(65,096)

Income from operations	$49,607	$57,146	$(7,539)
Interest expense, net	(8,738)	(6,303)	(2,435)

Income before taxes	40,869	50,843	(9,974)
Provision for income taxes	(15,193)	(18,770)	3,577

Net income	$25,676	$32,073	$(6,397)

Net Sales

Net sales decreased by $65.1 million, or 11.3%, for the three months ended March 31, 2009 from the comparable period in 2008, primarily as a result of decreased sales volume of corrugated products and containerboard to third parties ($86.6 million), partially offset by the impact of increased sales prices ($21.5 million). Sales prices increased as a result of the July 2008 containerboard price increase and the realization of those increases in our sales prices of corrugated products and containerboard. These price increases were partially offset by the published price reductions since December 2008 described earlier.

Corrugated products volume sold for the three months ended March 31, 2009 decreased 11.2% compared to the same period in 2008 on a shipments-per-workday basis. Total corrugated products volume sold for the three months ended March 31, 2009 decreased 12.6% to 6.7 billion square feet (“bsf”) compared to 7.6 bsf in the first quarter of 2008. The percentage decrease, on a shipments-per-workday basis, was lower due to one less workday in the first quarter of 2009 (62 days), those days not falling on a weekend or holiday, than the first quarter of 2008 (63 days). Containerboard volume sold to domestic and export customers was 31.1% lower for the three months ended March 31, 2009 compared to the three months ended March 31, 2008. Containerboard mill production for the three months ended March 31, 2009 was 515,000 tons compared to 586,000 tons during the same period in 2008, primarily as a result of the market-related downtime and slowbacks taken during the first quarter.

Income from Operations

Income from operations decreased by $7.5 million, or 13.2%, for the three months ended March 31, 2009 compared to the three months ended March 31, 2008, primarily attributable to the impact of lower sales volume ($32.5 million), increased labor and fringe benefit costs ($4.4 million) and chemical costs ($3.5 million). The impact of reduced sales volume and higher labor and chemical costs was partially offset by increased sales prices of corrugated products and containerboard ($21.5 million) and decreased costs of recycled fiber ($7.7 million) and transportation ($3.0 million).

Gross profit decreased $8.2 million, or 6.9%, for the three months ended March 31, 2009 from the comparable period in 2008. Gross profit as a percentage of net sales increased from 20.5% of net sales in the three months ended March 31, 2008 to 21.5% of net sales in the current quarter due primarily to the sales price increases described above.

Selling and administrative expenses decreased $0.3 million, or 0.7%, for the three months ended March 31, 2009 compared to the same period in 2008, primarily due to reduced expenses for travel and entertainment ($0.3 million).

Corporate overhead decreased $0.6 million, or 4.3%, for the three months ended March 31, 2009 compared to the same period in 2008, primarily attributable to the timing of share-based compensation expense ($0.4 million), reduced professional fees ($0.1) and other items which were individually insignificant.

Other expense for the three months ended March 31, 2009 increased $0.3 million, or 8.4%, compared to the three months ended March 31, 2008, primarily due to the reduction of the reserve for vacation pay which was no longer required in the first quarter of 2008 ($0.3 million).

Interest Expense, Net and Income Taxes

Net interest expense increased $2.4 million, or 38.6%, for the three months ended March 31, 2009 from the three months ended March 31, 2008, primarily as a result of lower interest income ($1.8 million) earned on PCA’s cash equivalents and higher interest expense ($0.6 million) related to PCA’s outstanding debt balances. The $1.8 million decrease in interest income was primarily due to lower interest income rates during the three months ended March 31, 2009 compared to the same period in 2008. The $0.6 million increase in interest expense was due to a $1.1 million increase in interest expense related to PCA’s senior notes as a result of the higher interest rates on the 6 1/2% notes due 2018 we issued in March 2008, the proceeds of which were used to refinance the 4 3/8% notes due August 2008. This was partially offset by a $0.7 million decrease in interest expense related to the Company’s receivables credit facility due to lower interest rates.

PCA’s effective tax rate was 37.2% for the three months ended March 31, 2009 and 36.9% for the comparable period in 2008. The effective tax rate varies from the U.S. federal statutory tax rate of 35% principally due to the impact of state and local income taxes offset by the domestic manufacturers’ deduction.

Liquidity and Capital Resources

The following table presents a summary of our cash flows for the periods presented:

	Three Months Ended March 31,
	2009	2008	Change
(In thousands)

Net cash provided by (used for):
Operating activities	$50,679	$44,566	$6,113
Investing activities	(29,310)	(35,136)	5,826
Financing activities	(30,743)	72,795	(103,538)

Net increase (decrease) in cash and cash equivalents	$(9,374)	$82,225	$(91,599)

Operating Activities

Net cash provided by operating activities for the three months ended March 31, 2009 was $50.7 million compared to $44.6 million for the three months ended March 31, 2008, an increase of $6.1 million, or 13.7%. Although lower net income reduced net cash provided by operating activities by $6.4 million, this decrease was more than offset by reduced cash requirements. Cash requirements for operating activities are subject to PCA’s operating needs, which were impacted by the weakened business conditions during the first quarter of 2009, the timing of collection of receivables and payments of payables and expenses, and seasonal fluctuations in the Company’s operations.

Investing Activities

Net cash used for investing activities for the three months ended March 31, 2009 decreased $5.8 million, or 16.6%, to $29.3 million, compared to the three months ended March 31, 2008. The decrease was primarily related to lower additions to property, plant and equipment of $6.6 million during the three months ended March 31, 2009 compared to the same period in 2008.

Financing Activities

Net cash used for financing activities totaled $30.7 million for the three months ended March 31, 2009, an increase of $103.5 million, or 142.2%. The increase was primarily attributable to $144.4 million in net proceeds received from PCA’s notes offering in 2008 described below, partially offset by a debt prepayment of $20.0 million made in the first quarter of 2008 and $20.4 million in repurchases of PCA common stock during the first quarter of 2008.

In connection with the senior notes offering in March of 2008, PCA received proceeds, net of discount, of $149.9 million and paid $4.4 million for settlement of a treasury lock that it entered into to protect it against increases in the ten-year U.S. Treasury rate, which served as a reference in determining the interest rate applicable to the notes. PCA also incurred financing costs in the amount of $1.1 million in connection with the senior notes offering. PCA later used the proceeds of this offering, together with cash on hand, to repay all of the $150.0 million of outstanding 4 3/8% senior notes due 2008 on August 1, 2008.

PCA’s primary sources of liquidity are net cash provided by operating activities, borrowings under PCA’s revolving credit facility, and additional borrowings under PCA’s receivables credit facility. As of March 31, 2009, PCA had $172.2 million in unused borrowing capacity under its existing credit agreements, net of the impact on this borrowing capacity of $18.8 million of outstanding letters of credit. Currently, PCA’s primary uses of cash are for capital expenditures, debt service and declared common stock dividends, which it expects to be able to fund from these sources.

The following table provides the outstanding balances, excluding unamortized debt discount of $1.5 million, and the weighted average interest rates as of March 31, 2009 for PCA’s revolving credit facility, the receivables credit facility, and the senior notes:

			Projected
	Balance at	Weighted	Annual
	March 31,	Average	Cash Interest
Borrowing Arrangement	2009	Interest Rate	Payments
(In thousands)

Revolving Credit Facility	$—	N/A	N/A
Receivables Credit Facility	109,000	1.35%	$1,477
5 3/4% Senior Notes (due August 1, 2013)	400,000	5.75	23,000
6 1/2% Senior Notes (due March 15, 2018)	150,000	6.50	9,750

Total	$659,000	5.19%	$34,227

The above table excludes from the projected annual cash interest payments, the non-cash income from the annual amortization of the $22.8 million received in July 2003 and the non-cash expense from the annual amortization of the $4.4 million paid in March 2008 to settle the treasury locks related to the 5 3/4% senior notes due

2013 and 6 1/2% senior notes due 2018. The amortization is being recognized over the terms of the 5 3/4% senior notes due 2013 and 6 1/2% senior notes due 2018 and is included in interest expense, net.

On April 15, 2009, PCA extended its $150.0 million receivables-backed credit facility through April 14, 2010.

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

In addition, PCA must maintain minimum net worth and maximum debt to total capitalization and minimum interest coverage ratios under the revolving credit facility. A failure to comply with the restrictions contained in the revolving credit facility could lead to an event of default, which could result in an acceleration of any outstanding indebtedness and/or prohibit PCA from drawing on the revolving credit facility. Such an acceleration may also constitute an event of default under the senior notes indentures and the receivables credit facility. As of March 31, 2009, PCA was in compliance with these covenants.

PCA currently expects to incur capital expenditures of about $90.0 million in 2009. These expenditures will be used primarily for maintenance capital, cost reduction, business growth and environmental compliance. As of March 31, 2009, PCA spent $27.9 million for capital expenditures and had committed to spend an additional $32.0 million in the remainder of 2009 and beyond.

On February 26, 2009, PCA announced that it had reduced its quarterly common stock dividend from $0.30 per share to $0.15 per share effective for the dividend payable April 15, 2009 to shareholders of record as of March 13, 2009.

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

Market Risk and Risk Management Policies

PCA is exposed to the impact of interest rate changes and changes in the market value of its financial instruments. PCA periodically enters into derivatives in order to minimize these risks, but not for trading purposes. As of March 31, 2009, PCA was not a party to any derivative instruments.

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

Environmental Matters

PCA is subject to, and must comply with, a variety of federal, state and local environmental laws, particularly those relating to air and water quality, waste disposal and the cleanup of contaminated soil and groundwater. The most significant of these laws affecting the Company are:

•	Resource Conservation and Recovery Act (RCRA);

•	Clean Water Act (CWA);

•	Clean Air Act (CAA);

•	The Emergency Planning and Community Right-to-Know-Act (EPCRA);

•	Toxic Substance Control Act (TSCA); and

•	Safe Drinking Water Act (SDWA).

PCA believes that it is currently in material compliance with these and all applicable environmental rules and regulations. Because environmental regulations are constantly evolving, the Company has incurred, and will continue to incur, costs to maintain compliance with these and other environmental laws. PCA works diligently to anticipate and budget for the impact of applicable environmental regulations, and does not currently expect that future environmental compliance obligations will materially affect its business or financial condition.

Impact of Inflation

PCA does not believe that inflation has had a material impact on its financial position or results of operations during the three month periods ending March 31, 2009 and 2008.

Off-Balance Sheet Arrangements

PCA does not have any off-balance sheet arrangements as of March 31, 2009 that would require disclosure under SEC FR-67, “Disclosure in Management’s Discussion and Analysis About Off-Balance Sheet Arrangement and Aggregate Contractual Obligations.”

Critical Accounting Policies and Estimates

Management’s discussion and analysis of PCA’s financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, PCA evaluates its estimates, including those related to bad debts, inventories, intangible assets, pensions and other postretirement benefits, income taxes, contingencies and litigation. PCA bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

PCA has included in its Annual Report on Form 10-K for the year ended December 31, 2008, a discussion of its critical accounting policies which it believes affect its more significant judgments and estimates used in the preparation of its consolidated financial statements. PCA has not made any changes in any of these critical accounting policies during the first three months of 2009.

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

•	the impact of general economic conditions;

•	containerboard and corrugated products general industry conditions, including competition, product demand and product pricing;

•	fluctuations in wood fiber and recycled fiber costs;

•	fluctuations in purchased energy costs;

•	the possibility of unplanned outages or interruptions at our principal facilities; and

•	legislative or regulatory actions or requirements, particularly concerning environmental or tax matters.

Our actual results, performance or achievement could differ materially from those expressed in, or implied by, these forward-looking statements, and accordingly, we can give no assurances that any of the events anticipated by the forward-looking statements will transpire or occur, or if any of them do occur, what impact they will have on our results of operations or financial condition. In view of these uncertainties, investors are cautioned not to place undue reliance on these forward-looking statements. We expressly disclaim any obligation to publicly revise any forward-looking statements that have been made to reflect the occurrence of events after the date hereof. For a discussion of other factors, risks and uncertainties that may affect our business, see Item 1A. Risk Factors included in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

Prior to filing this report, PCA completed an evaluation under the supervision and with the participation of PCA’s management, including PCA’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of PCA’s disclosure controls and procedures as of March 31, 2009. The evaluation of PCA’s disclosure controls and procedures included a review of the controls’ objectives and design, PCA’s implementation of the controls and the effect of the controls on the information generated for use in this report. Based on this evaluation, PCA’s Chief Executive Officer and Chief Financial Officer concluded that PCA’s disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2009.

During the quarter ended March 31, 2009, there were no changes in internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, PCA’s internal control over financial reporting.

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

There have been no material changes to the risk factors disclosed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table summarizes the Company’s stock repurchases in the first quarter of 2009 under the 2007 plan:

				Approximate
			Total Number	Dollar Value
			of Shares	of Shares that
			Purchased as	may yet be
	Total Number	Average	Part of Publicly	Purchased Under
	of Shares	Price Paid	Announced	the Plan or
Period	Purchased	per Share	Plans or Programs	Program
				(In thousands)

January 1, 2009 to January 31, 2009	—	$—	—	$64,974
February 1, 2009 to February 28, 2009	—	—	—	64,974
March 1, 2009 to March 31, 2009	—	—	—	64,974

Total	—	$—	—	$64,974

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

10.1	Amendment No. 1 to Amended and Restated Credit and Security Agreement, dated as of April 14, 2009, among Packaging Receivables Company, LLC, Packaging Credit Company, LLC, YC SUSI Trust and Bank of America, National Association (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the registrant on April 16, 2009).
31.1	Certification of Chief Executive Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Packaging Corporation of America
(Registrant)

By:	/s/ Paul T. Stecko
Chairman and Chief Executive Officer

By:	/s/ Richard B. West
Senior Vice President and Chief Financial Officer

Date: May 8, 2009