Form 10-Q
period 2009-06-30
PACKAGING CORP OF AMERICA
filed 2009-08-07
CIK 75677

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2009
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

As of August 5, 2009, the Registrant had outstanding 102,937,282 shares of common stock, par value $0.01 per share.

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements.

Packaging Corporation of America

Condensed Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,
	2009	2008
(In thousands, except share and per share amounts)		(Audited)

ASSETS
Current assets:
Cash and cash equivalents	$192,944	$149,397
Accounts receivable, net of allowance for doubtful accounts and customer deductions of $6,045 and $6,862 as of June 30, 2009 and December 31, 2008, respectively	263,448	254,898
Inventories	206,886	206,954
Alternative fuel mixture tax credits receivable	62,455	—
Federal and state income taxes receivable	9,294	—
Prepaid expenses and other current assets	19,794	6,684
Deferred income taxes	11,534	15,240

Total current assets	766,355	633,173
Property, plant and equipment, net	1,194,985	1,221,019
Goodwill	37,163	37,163
Other intangible assets, net	12,197	12,669
Other long-term assets	35,662	35,717

Total assets	$2,046,362	$1,939,741

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt and current maturities of long-term debt	$109,000	$109,000
Capital lease obligations	604	606
Accounts payable	121,447	101,064
Dividends payable	15,377	30,719
Accrued interest	12,657	12,723
Accrued federal and state income taxes	—	1,282
Accrued liabilities	91 926	106,588

Total current liabilities	351,011	361,982
Long-term liabilities:
Long-term debt	548,575	548,400
Capital lease obligations	22,821	23,129
Deferred income taxes	212,060	208,879
Pension and postretirement benefit plans	89,666	85,964
Other long-term liabilities	28,519	27,438

Total long-term liabilities	901,641	893,810
Stockholders’ equity:
Common stock, par value $.01 per share, 300,000,000 shares authorized, 102,933,632 shares and 102,397,952 shares issued as of June 30, 2009 and December 31, 2008, respectively	1,029	1,024
Additional paid in capital	384,363	379,104
Retained earnings	445,899	342,072
Accumulated other comprehensive income (loss):
Unrealized gain on treasury lock, net	5,435	6,358
Unfunded employee benefit obligations, net	(43,016)	(44,609)

Total accumulated other comprehensive loss	(37,581)	(38,251)

Total stockholders’ equity	793,710	683,949

Total liabilities and stockholders’ equity	$2,046,362	$1,939,741

See notes to condensed consolidated financial statements.

Packaging Corporation of America

Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended June 30,
	2009	2008
(In thousands, except per share amounts)

Net sales	$549,381	$616,183
Cost of sales	(430,882)	(488,987)

Gross profit	118,499	127,196
Selling and administrative expenses	(42,759)	(43,516)
Corporate overhead	(15,453)	(14,341)
Alternative fuel mixture tax credits	79,695	—
Other expense, net	(4,265)	(5,166)

Income from operations	135,717	64,173
Interest expense, net	(8,830)	(8,197)

Income before taxes	126,887	55,976
Provision for income taxes	(18,006)	(20,784)

Net income	$108,881	$35,192

Weighted average common shares outstanding:
Basic	101,469	103,100
Diluted	102,164	103,890
Net income per common share:
Basic	$1.07	$0.34

Diluted	$1.07	$0.34

Dividends declared per common share	$0.15	$0.30

See notes to condensed consolidated financial statements.

Packaging Corporation of America

Condensed Consolidated Statements of Income
(Unaudited)

	Six Months Ended June 30,
	2009	2008
(In thousands, except per share amounts)

Net sales	$1,061,759	$1,193,657
Cost of sales	(833,252)	(948,300)

Gross profit	228,507	245,357
Selling and administrative expenses	(86,067)	(87,121)
Corporate overhead	(28,888)	(28,375)
Alternative fuel mixture tax credits	79,695	—
Other expense, net	(7,923)	(8,542)

Income from operations	185,324	121,319
Interest expense, net	(17,568)	(14,500)

Income before taxes	167,756	106,819
Provision for income taxes	(33,199)	(39,554)

Net income	$134,557	$67,265

Weighted average common shares outstanding:
Basic	101,416	103,444
Diluted	102,143	104,253
Net income per common share:
Basic	$1.33	$0.65

Diluted	$1.32	$0.65

Dividends declared per common share	$0.30	$0.60

See notes to condensed consolidated financial statements.

Packaging Corporation of America

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2009	2008
(In thousands)

Cash Flows from Operating Activities:
Net income	$134,557	$67,265
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	74,279	73,283
Amortization of financing costs	389	379
Amortization of net gain on treasury lock	(923)	(1,438)
Share-based compensation expense	4,511	3,811
Deferred income tax provision	6,453	(10)
Loss on disposals of property, plant and equipment	4,357	4,356
Alternative fuel mixture tax credits receivable	(62,455)	—
Changes in operating assets and liabilities:
(Increase) decrease in assets —
Accounts receivable	(8,550)	(19,422)
Inventories	68	(686)
Prepaid expenses and other current assets	(23,686)	(13,143)
Increase (decrease) in liabilities —
Accounts payable	20,383	1,096
Accrued liabilities	(5,998)	(4,632)
Other, net	(2,137)	(74)

Net cash provided by operating activities	141,248	110,785

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(50,294)	(65,631)
Additions to other long term assets	(1,800)	(2,668)
Proceeds from disposals of property, plant and equipment	28	825

Net cash used for investing activities	(52,066)	(67,474)

Cash Flows from Financing Activities:
Payments on long-term debt	(309)	(20,115)
Proceeds from long-term debt issued	—	149,939
Financing costs paid	—	(835)
Settlement of treasury lock	—	(4,386)
Common stock dividends paid	(46,079)	(62,803)
Repurchases of common stock	—	(36,836)
Proceeds from exercise of stock options	593	822
Excess tax benefits from share-based awards	160	364

Net cash provided by (used for) financing activities	(45,635)	26,150

Net increase in cash and cash equivalents	43,547	69,461
Cash and cash equivalents, beginning of period	149,397	228,143

Cash and cash equivalents, end of period	$192,944	$297,604

See notes to condensed consolidated financial statements.

Packaging Corporation of America

Notes to Condensed Consolidated Financial Statements
(Unaudited)
June 30, 2009

1.	Basis of Presentation

The condensed consolidated financial statements as of June 30, 2009 and 2008 of Packaging Corporation of America (“PCA” or the “Company”) and for the three- and six-month periods then ended are unaudited but include all adjustments (consisting only of normal recurring adjustments) that management considers necessary for a fair presentation of such financial statements. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with Article 10 of SEC Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete audited financial statements. Operating results for the period ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. These condensed consolidated financial statements should be read in conjunction with PCA’s Annual Report on Form 10-K for the year ended December 31, 2008.

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

Comprehensive Income

Comprehensive income is as follows:

	Three Months Ended June 30,
	2009	2008
(In thousands)

Net income	$108,881	$35,192
Other comprehensive income, net of tax:
Amortization of unfunded employee benefit obligations	860	491
Amortization of net gain on treasury lock	(461)	(667)

Comprehensive income	$109,280	$35,016

Packaging Corporation of America

Notes to Condensed Consolidated Financial Statements
(Unaudited)
June 30, 2009

2.	Summary of Accounting Policies (Continued)

	Six Months Ended June 30,
	2009	2008
(In thousands)

Net income	$134,557	$67,265
Other comprehensive income, net of tax:
Amortization of unfunded employee benefit obligations	1,718	981
Amortization of net gain on treasury lock	(923)	(1,438)
Settlement of treasury lock	—	(4,386)
Other	(125)	3

Comprehensive income	$135,227	$62,425

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

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — A Replacement of FASB Statement No. 162.” SFAS No. 168 replaces SFAS No. 162 to establish a new hierarchy of GAAP sources for non-governmental entities under the FASB Accounting Standards Codification. Once effective, the Codification becomes the sole source for authoritative U.S. GAAP and supersedes all accounting standards in U.S. GAAP, except for those issued by the SEC. SFAS No. 168 will be effective for financial statements issued for reporting periods that end after September 15, 2009. The Company does not expect the adoption of SFAS No. 168 to have any impact on its financial position, cash flows or results of operations.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events.” SFAS No. 165 sets forth: (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2)the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS No. 165 was effective on a prospective basis for interim or annual financial periods ending after June 15, 2009. The Company adopted SFAS No. 165 on June 30, 2009. See Note 14 for additional information regarding SFAS No. 165.

Packaging Corporation of America

Notes to Condensed Consolidated Financial Statements
(Unaudited)
June 30, 2009

2.	Summary of Accounting Policies (Continued)

In April 2009, the FASB issued Staff Position (“FSP”) No. 157-4, “Determining Fair Value when the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions that are not Orderly.” FSP No. 157-4 provides additional guidance for estimating fair value in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” when the volume and level of activity for the asset or liability have significantly decreased. The FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP No. 157-4 is effective for interim and annual reporting periods ending after June 15, 2009 and is to be applied prospectively. Early adoption is permitted for periods ending after March 15, 2009. The adoption of this FSP on June 30, 2009 did not have any impact on the Company’s results of operations.

Also in April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This FSP amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends Accounting Principles Board (“APB”) Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. FSP FAS 107-1 and APB 28-1 is effective for interim reporting periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The Company adopted this FSP on June 30, 2009. For additional information regarding FSP FAS 107-1 and APB 28-1, see Note 9.

The FASB issued FSP No. 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination that Arise from Contingencies,” in April 2009. FSP No. 141(R)-1 addresses application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. This FSP was effective for business combinations occurring on or after the beginning of the first annual period on or after December 15, 2008. The Company will apply the guidance in FSP No. 141(R)-1 to its accounting for the sheet plant that was acquired on July 2, 2009. See Note 14 for additional information regarding this acquisition.

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

Packaging Corporation of America

Notes to Condensed Consolidated Financial Statements
(Unaudited)
June 30, 2009

2.	Summary of Accounting Policies (Continued)

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

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations.” SFAS No. 141(R) significantly changes the accounting for and reporting of business combination transactions in consolidated financial statements. These significant changes include: (1) recognition of 100% of the fair value of assets acquired, liabilities assumed and noncontrolling interests of acquired businesses, even if 100% of the business has not been acquired; (2) recognition of contingent consideration arrangements and preacquisition gain and loss contingencies at their acquisition-date fair values; (3) capitalization of research and development assets acquired at acquisition-date fair value; (4) recognition of acquisition-related transaction costs as expense when incurred; and (5) recognition of acquisition-related restructuring cost accruals only if the criteria in SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” are met as of the acquisition date. SFAS No. 141(R) was effective for fiscal years beginning after December 15, 2008. The Company will apply the guidance in SFAS No. 141(R) to its accounting for the sheet plant that was acquired on July 2, 2009. See Note 14 for additional information regarding this acquisition.

3.	Earnings Per Share

The following table sets forth the computation of basic and diluted income per common share for the periods presented.

	Three Months Ended June 30,
	2009	2008
(In thousands, except per share data)

Numerator:
Net income	$108,881	$35,192
Denominator:
Basic common shares outstanding	101,469	103,100
Effect of dilutive securities:
Stock options	46	362
Unvested restricted stock	649	428

Dilutive common shares outstanding	102,164	103,890

Basic income per common share	$1.07	$0.34
Diluted income per common share	$1.07	$0.34

Packaging Corporation of America

Notes to Condensed Consolidated Financial Statements
(Unaudited)
June 30, 2009

3.	Earnings Per Share (Continued)

	Six Months Ended June 30,
	2009	2008
(In thousands, except per share data)

Numerator:
Net income	$134,557	$67,265
Denominator:
Basic common shares outstanding	101,416	103,444
Effect of dilutive securities:
Stock options	43	375
Unvested restricted stock	684	434

Dilutive common shares outstanding	102,143	104,253

Basic income per common share	$1.33	$0.65
Diluted income per common share	$1.32	$0.65

Options to purchase 2.0 million shares for both the three and six month periods ended June 30, 2009 and 0.7 million shares for both the three and six month periods ended June 30, 2008 were not included in the computation of diluted common shares outstanding as their exercise price exceeded the average market price of the Company’s common stock for each respective reporting period.

4.	Stock-Based Compensation

In October 1999, the Company adopted a long-term equity incentive plan, which provides for grants of stock options, stock appreciation rights, restricted stock and performance awards to directors, officers and employees of PCA, as well as others who engage in services for PCA. Option awards granted to directors, officers and employees have contractual lives of seven or ten years. Options granted to officers and employees vest ratably over a three- or four-year period, whereas options granted to directors vest immediately. Restricted stock awards granted to employees vest at the end of a three- or four-year period, whereas restricted stock awards granted to directors vest at the end of a six-month period. The plan, which was scheduled to terminate on October 19, 2009, was amended on May 27, 2009. The amendment extended the plan’s term by five years to October 19, 2014 and increased the number of shares that may be granted under the plan by 2,000,000 shares, to a total issuance of up to 8,550,000 shares of common stock over the life of the plan (including prior awards). As of June 30, 2009, options or restricted stock for 6,583,919 shares have been granted, net of forfeitures. Forfeitures are added back to the pool of shares of common stock available to be granted at a future date.

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

Packaging Corporation of America

Notes to Condensed Consolidated Financial Statements
(Unaudited)
June 30, 2009

4.	Stock-Based Compensation (Continued)

stock recognized in the condensed consolidated statements of income for the three- and six-month periods ended June 30, 2009 and 2008 was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
(In thousands)

Stock options	$181	$526	$366	$1,088
Restricted stock	3,090	1,393	4,145	2,723

Impact on income before income taxes	3,271	1,919	4,511	3,811
Income tax benefit	(1,270)	(745)	(1,752)	(1,479)

Impact on net income	$2,001	$1,174	$2,759	$2,332

The Company uses the Black-Scholes-Merton option-pricing model to estimate the fair value of each option grant as of the date of grant. Expected volatilities are based on historical volatility of the Company’s common stock. The expected life of the option is estimated using historical data pertaining to option exercises and employee terminations. Separate groups of employees that have similar historical exercise behavior are considered separately for estimating the expected life. The risk-free interest rate is based on U.S. Treasury yields in effect at the time of grant. The fair value of restricted stock is determined based on the closing price of the Company’s common stock on the grant date. There were no option grants during the first or second quarters of 2009.

A summary of the Company’s stock option activity and related information follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term (years)	Value
				(In thousands)

Outstanding at December 31, 2008	2,227,032	$19.85
Exercised	(116,745)	5.09
Forfeited	(7,524)	23.69

Outstanding at June 30, 2009	2,102,763	$20.65	3.6	$545

Outstanding — vested or expected to vest at June 30, 2009	2,100,763	$20.65	3.6	$545

Exercisable at June 30, 2009	2,032,477	$20.48	3.6	$545

The total intrinsic value of options exercised during the three months ended June 30, 2009 and 2008 was $1.2 million and $0.4 million, respectively, and during the six months ended June 30, 2009 and 2008 was $1.2 million and $0.8 million respectively. As of June 30, 2009, there was $0.3 million of total unrecognized compensation cost related to non-vested stock option awards granted under the Company’s equity incentive plan. The Company expects to recognize the cost of these stock option awards over a weighted-average period of 1.0 year.

Packaging Corporation of America

Notes to Condensed Consolidated Financial Statements
(Unaudited)
June 30, 2009

4.	Stock-Based Compensation (Continued)

A summary of the Company’s restricted stock activity follows:

	2009		2008
		Fair Market		Fair Market
		Value at		Value at
		Date of		Date of
(Dollars in thousands)	Shares	Grant	Shares	Grant

Restricted stock at January 1	1,038,270	$23,023	764,705	$17,490
Granted	424,985	6,587	10,000	242
Vested	(219,760)	(4,683)	(84,600)	(2,030)
Cancellations	(6,050)	(135)	(3,090)	(70)

Restricted stock at June 30	1,237,445	$24,792	687,015	$15,632

The Company generally recognizes compensation expense associated with restricted stock awards ratably over their vesting periods. As PCA’s Board of Directors has the ability to accelerate vesting of restricted stock upon an employee’s retirement, the Company accelerates the recognition of compensation expense for certain employees approaching normal retirement age. As of June 30, 2009, there was $11.4 million of total unrecognized compensation costs related to the above restricted stock awards. The Company expects to recognize the cost of these stock awards over a weighted-average period of 3.1 years.

5.	Inventories

The components of inventories are as follows:

	June 30,	December 31,
	2009	2008
(In thousands)		(Audited)

Raw materials	$92,980	$106,165
Work in process	7,528	6,560
Finished goods	65,581	65,213
Supplies and materials	95,607	94,849

Inventories at FIFO or average cost	261,696	272,787
Excess of FIFO or average cost over LIFO cost	(54,810)	(65,833)

Inventories, net	$206,886	$206,954

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

Packaging Corporation of America

Notes to Condensed Consolidated Financial Statements
(Unaudited)
June 30, 2009

6.	Other Intangible Assets

The components of other intangible assets are as follows:

		As of June 30, 2009		As of December 31, 2008
	Weighted	Gross		Gross
	Average	Carrying	Accumulated	Carrying	Accumulated
	Remaining Life	Amount	Amortization	Amount	Amortization
(In thousands)				(Audited)

Customer lists and relations	31.3 years	$17,441	$5,244	$17,441	$4,836
Covenants not to compete	0.0 years	2,292	2,292	2,292	2,228

Total other intangible assets		$19,733	$7,536	$19,733	$7,064

7.	Employee Benefit Plans and Other Postretirement Benefits

For the three- and six-months ended June 30, 2009 and 2008, net pension costs were comprised of the following:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2009	2008	2009	2008
(In thousands)

Components of Net Pension Costs
Service cost for benefits earned during the year	$4,489	$4,445	$8,977	$8,890
Interest cost on accumulated benefit obligation	2,524	1,957	5,161	3,914
Expected return on assets	(2,143)	(2,145)	(4,286)	(4,289)
Net amortization of unrecognized amounts	1,426	868	2,853	1,736
Settlement gain	—	—	(126)	—

Net pension costs	$6,296	$5,125	$12,579	$10,251

The Company makes pension plan contributions that are sufficient to fund its actuarially determined costs, generally equal to the minimum amounts required by the Employee Retirement Income Security Act (ERISA). However, from time to time the Company may make discretionary contributions in excess of the required minimum amounts. The Company expects to contribute $35.2 million to the pension plans in 2009, of which $15.8 million has been contributed through June 30, 2009.

For the three- and six-months ended June 30, 2009 and 2008, net postretirement costs were comprised of the following:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2009	2008	2009	2008
(In thousands)

Components of Net Postretirement Costs
Service cost for benefits earned during the year	$335	$267	$670	$534
Interest cost on accumulated benefit obligation	256	197	512	394
Net amortization of unrecognized amounts	(22)	(60)	(44)	(120)

Net postretirement costs	$569	$404	$1,138	$808

Packaging Corporation of America

Notes to Condensed Consolidated Financial Statements
(Unaudited)
June 30, 2009

8.	Transfers of Financial Assets

PCA has an on-balance sheet securitization program for its trade accounts receivable that is accounted for as a secured borrowing under SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities.” To effectuate this program, the Company formed a wholly owned limited purpose subsidiary, Packaging Credit Company, LLC (“PCC”), which in turn formed a wholly owned, bankruptcy-remote, special-purpose subsidiary, Packaging Receivables Company, LLC (“PRC”), for the purpose of acquiring receivables from PCC. Both of these entities are included in the consolidated financial statements of the Company. Under this program, PCC purchases on an ongoing basis substantially all of the receivables of the Company and sells such receivables to PRC. PRC and lenders established a $150.0 million receivables-backed revolving credit facility (“Receivables Credit Facility”) through which PRC obtains funds to purchase receivables from PCC. The receivables purchased by PRC are solely the property of PRC. In the event of liquidation of PRC, the creditors of PRC would be entitled to satisfy their claims from PRC’s assets prior to any distribution to PCC or the Company. Credit available under the receivables credit facility is on a borrowing-base formula. As a result, the full amount of the facility may not be available at all times. At June 30, 2009, $109.0 million was outstanding and included in “Short-term debt and current maturities of long-term debt” on the condensed consolidated balance sheet. Approximately $251.7 million of accounts receivable at June 30, 2009 have been sold to PRC and are included in “Accounts receivable, net of allowance for doubtful accounts and customer deductions” on the condensed consolidated balance sheet.

9.	Financial Instruments

The carrying and estimated fair values of PCA’s financial instruments at June 30, 2009 and December 31, 2008 were as follows:

	June 30, 2009		December 31, 2008
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
			(Audited)
(In thousands)

Cash and cash equivalents	$192,944	$192,944	$149,397	$149,397
Accounts receivable, net	263,448	263,448	254,898	254,898
Accounts and dividends payable	(136,824)	(136,824)	(131,783)	(131,783)
Long-term debt —
5.75% senior notes	(398,629)	(410,000)	(398,457)	(367,000)
6.50% senior notes	(149,946)	(138,750)	(149,943)	(133,500)
Receivables credit facility	(109,000)	(109,000)	(109,000)	(109,000)
Capital lease obligations	(23,425)	(23,425)	(23,735)	(23,735)

The fair value of cash and cash equivalents, accounts receivable, net and accounts and dividends payable approximate their carrying amounts due to the short-term nature of these financial instruments.

The fair value of the receivables credit facility approximates its carrying amount due to the variable interest-rate feature of the instrument. The fair values of the senior notes are based on quoted market prices. The fair value of the capital lease obligations was estimated to not be materially different from the carrying amount.

10.	Fair Value Measurements

PCA adopted SFAS No. 157 on January 1, 2008. SFAS No. 157 defines fair value, establishes a consistent framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. SFAS No. 157 clarifies that fair value is an exit price,

Packaging Corporation of America

Notes to Condensed Consolidated Financial Statements
(Unaudited)
June 30, 2009

10.	Fair Value Measurements (Continued)

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

Assets and liabilities measured at fair value on a recurring basis are as follows:

		Quoted Prices in
		Active Markets for
	June 30,	Identical Assets	Valuation
	2009	(Level 1)	Technique
(In thousands)

Money Market Funds	$192,449	$192,449	(a	)

The money market funds PCA invests in include funds comprised of U.S. Treasury obligations or backed by U.S. Treasury obligations.

There were no changes in the Company’s valuation techniques used to measure fair values on a recurring basis as a result of adopting SFAS No. 157. PCA had no assets or liabilities that were measured on a nonrecurring basis.

11.	Environmental Liabilities

The potential costs for various environmental matters are uncertain due to such factors as the unknown magnitude of possible cleanup costs, the complexity and evolving nature of governmental laws and regulations and their interpretations, and the timing, varying costs and effectiveness of alternative cleanup technologies. From 1994 through June 30, 2009, remediation costs at the PCA’s mills and corrugated plants totaled approximately $3.2 million. As of June 30, 2009, the Company maintained an environmental reserve of $8.6 million relating to on-site landfills and surface impoundments as well as ongoing and anticipated remedial projects. Liabilities recorded for environmental contingencies are estimates of the probable costs based upon available information and assumptions. Because of these uncertainties, PCA’s estimates may change. As of the date of this filing, the Company believes that it is not reasonably possible that future environmental expenditures and asset retirement obligations above the $8.6 million accrued as of June 30, 2009, will have a material impact on our financial condition, results of operations, or cash flows.

Packaging Corporation of America

Notes to Condensed Consolidated Financial Statements
(Unaudited)
June 30, 2009

12.	Stock Repurchase Program

On October 17, 2007, PCA announced that its Board of Directors authorized a $150.0 million common stock repurchase program. There is no expiration date for the common stock repurchase program. Through December 31, 2008, the Company repurchased 3,818,729 shares of common stock. All repurchased shares were retired prior to December 31, 2008. No shares were repurchased during the first six months of 2009. As of June 30, 2009, $65.0 million of the $150.0 million authorization remained available for repurchase of the Company’s common stock.

13.	Alternative Fuel Mixture Tax Credits

The Company generates “black liquor” as a by-product of its pulp manufacturing process and uses it in a mixture with diesel fuel to produce energy at its Counce, Tennessee, Valdosta, Georgia, and Tomahawk, Wisconsin mills. The U.S. Internal Revenue Code provides a $0.50 per gallon refundable tax credit for taxpayers who use alternative fuels in their trade or business. The Company filed applications with the Internal Revenue Service (the “IRS”) in December 2008 to be registered as an alternative fuel mixer and received approval in April 2009. As a registered alternative fuel mixer, the Company believes the use of black liquor as an alternative fuel qualifies for this tax credit. The laws governing this credit, as well as the taxability of benefits received from this credit, are complex. The alternative fuel mixture tax credit is scheduled to expire on December 31, 2009, unless proposed legislation to eliminate the credit goes into effect prior to that date. During the second quarter of 2009, PCA recorded $79.7 million of these credits after net operating expenses of $1.5 million for the period from December 13, 2008 through June 30, 2009. The Company applied $18.7 million of these credits against its second quarter 2009 federal cash tax payments, resulting in a receivable of $62.5 million for the remaining balance of the alternative fuel mixture tax credits earned through June 30, 2009 that is included on the Company’s balance sheet at June 30, 2009.

14.	Subsequent Event

The Company has disclosed the following subsequent event in accordance with SFAS No. 165, “Subsequent Events.” Subsequent events have been evaluated through the filing date of this Form 10-Q.

On July 2, 2009, the Company acquired the assets of a specialty sheet plant located in Chicago, Illinois, for approximately $3.5 million. The purchase method of accounting was used to account for the acquisition. Sales and total assets of the acquisition were not material to the Company’s overall sales and total assets prior to the acquisition.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Packaging Corporation of America, or PCA, is the fifth largest producer of containerboard and corrugated products in the United States, based on production capacity. We produce a wide variety of corrugated products ranging from basic corrugated shipping containers to specialized packaging, such as wax-coated boxes for the agriculture industry. We also have multi-color printing capabilities to make high-impact graphics boxes and displays that offer our customers more attractive packaging. Our operating facilities and customers are located primarily in the United States.

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

Industry Conditions

The U.S. economy experienced a severe downturn in the fourth quarter of 2008 which continued through the first and second quarters of 2009 with some improvement seen in the second quarter. Industry-wide shipments of corrugated products decreased 9.9% for the three months ended June 30, 2009 compared to the same period in 2008, but were up 5.3% compared to the first quarter of 2009. Reported second quarter 2009 industry containerboard production decreased 9.0% from the second quarter of 2008. Industry published prices for containerboard stabilized in June and July after decreasing for the previous six consecutive months. July average published transaction prices for linerboard were $70 per ton lower than November 2008, which was prior to the six consecutive monthly price decreases, and transaction prices for corrugating medium were $80 per ton below November 2008. Reported industry containerboard inventory levels at the end of June 2009 decreased approximately 181,000 tons from the end of the first quarter 2009, or 7.5%, and ended approximately 47,000 tons lower than June 2008. The June 2009 ending industry containerboard inventory levels were at their lowest level in 30 years.

PCA Operations Summary

During the second quarter of 2009, we produced approximately 555,000 tons of containerboard at our mills, of which about 80% was consumed in our corrugated products manufacturing plants, 12% was sold to domestic customers and 8% was sold in the export market. Production in the second quarter was down about 59,000 tons compared to the second quarter of 2008. Annual maintenance downtime at our Counce, Tomahawk and Filer City mills reduced production by 50,000 tons and market-related downtime reduced production by an additional 10,000 tons.

Our corrugated products manufacturing plants sold about 7.3 billion square feet (“bsf”) of corrugated products during the second quarter of 2009. Corrugated products shipments were up 10.1% compared to the first quarter of 2009, but were 7.8% below second quarter 2008. Sales prices of containerboard and corrugated products prices were lower than the second quarter 2008 due to the published price decreases described above. In addition, recycled fiber, transportation and energy costs were lower than last year’s second quarter. However, the improvement from decreased costs was more than offset by the impact of lower sales volume due to the weak economy. Sales volume has improved compared to the first quarter of 2009 but has not yet rebounded to prior year levels.

Looking ahead to the third quarter, earnings are expected to be impacted by lower selling prices resulting from previously published changes in prices of containerboard. We expect corrugated products and containerboard shipments to increase in the third quarter of 2009 compared to the second quarter; however, some market-related downtime is still likely. In addition, recycled fiber costs are expected to be significantly higher than the second quarter with some offset from lower caustic soda prices. Considering these items and without regard to any alternative fuel mixture tax credit, described in Note 13 to the financial statements included elsewhere in this report, we expect our third quarter 2009 earnings to be lower than our earnings in the second quarter of 2009.

Results of Operations

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008

The historical results of operations of PCA for the three months ended June 30, 2009 and 2008 are set forth below:

	Three Months Ended June 30,
	2009	2008	Change
(In thousands)

Net sales	$549,381	$616,183	$(66,802)

Income from operations	$135,717	$64,173	$71,544
Interest expense, net	(8,830)	(8,197)	(633)

Income before taxes	126,887	55,976	70,911
Provision for income taxes	(18,006)	(20,784)	2,778

Net income	$108,881	$35,192	$73,689

Net Sales

Net sales decreased by $66.8 million, or 10.8%, for the three months ended June 30, 2009 from the comparable period in 2008, primarily as a result of decreased sales volume of corrugated products and containerboard to third parties ($64.0 million), and the impact of decreased sales prices ($2.8 million). Sales prices decreased as a result of monthly published industry containerboard price decreases from December 2008 through May 2009 which reduced linerboard and corrugating medium transaction prices by a total $70 per ton or 11.5% and $80 per ton or 13.6%, respectively, compared to November 2008 published price levels.

Corrugated products shipments on a per-workday basis for the second quarter decreased 6.3% compared to the second quarter of 2008. Total corrugated products volume sold for the three months ended June 30, 2009 decreased 7.8% to 7.3 billion square feet (“bsf”) compared to 8.0 bsf in the second quarter of 2008. The percentage decrease, on a shipments-per-workday basis, was lower due to one less workday in the second quarter of 2009 (63 days), those days not falling on a weekend or holiday, than the second quarter of 2008 (64 days). Containerboard volume sold to domestic and export customers was 23.2% lower for the three months ended June 30, 2009 compared to the three months ended June 30, 2008. Containerboard mill production for the three months ended June 30, 2009 was 555,000 tons compared to 614,000 tons during the same period in 2008, down 59,000 tons as a result of the annual mill maintenance and market-related downtime taken during the second quarter.

Income from Operations

Income from operations increased by $71.5 million, or 111.5%, for the three months ended June 30, 2009 compared to the three months ended June 30, 2008, primarily due to an alternative fuel mixture tax credit ($79.7 million). Please see Note 13 to the financial statements included in this report for a description of the alternative fuel mixture tax credit. Excluding the alternative fuel mixture tax credit, income from operations was

$8.2 million below the previous year’s second quarter as a result of the impact of lower sales volume ($23.7 million), increased labor and fringe benefit costs ($2.8 million) and decreased sales prices of corrugated products and containerboard ($2.8 million). These items were partially offset by decreased costs of recycled fiber ($8.8 million), transportation ($6.8 million) and lower energy costs ($4.5 million).

Gross profit decreased $8.7 million, or 6.8%, for the three months ended June 30, 2009 from the comparable period in 2008. Gross profit as a percentage of net sales increased from 20.6% of net sales in the three months ended June 30, 2008 to 21.6% of net sales in the current quarter due primarily to the decreased recycled fiber and energy costs described above.

Selling and administrative expenses decreased $0.8 million, or 1.7%, for the three months ended June 30, 2009 compared to the same period in 2008, as a result of reduced expenses for travel, entertainment and meetings ($1.0 million) partially offset by other items which were individually insignificant.

Corporate overhead increased $1.1 million, or 7.8%, for the three months ended June 30, 2009 compared to the same period in 2008, primarily attributable to an increase in salary expense due to the timing of both share-based compensation and incentive compensation ($1.0 million).

Other expense for the three months ended June 30, 2009 decreased $0.9 million or 17.4% compared to the second quarter of 2008, primarily due to tornado damage to one of our facilities in the second quarter of 2008 ($0.8 million).

Interest Expense, Net and Income Taxes

Net interest expense increased $0.6 million, or 7.7%, for the three months ended June 30, 2009 from the three months ended June 30, 2008, primarily as a result of lower interest income ($2.0 million) earned on PCA’s cash equivalents, partially offset by lower interest expense ($1.4 million) related to PCA’s outstanding debt balances. The $2.0 million decrease in interest income was primarily due to lower interest income rates during the three months ended June 30, 2009 compared to the same period in 2008. The $1.4 million decrease in interest expense was primarily related to PCA’s 4 3/8% senior notes that were repaid in August of 2008.

PCA’s effective tax rate was 14.2% for the three months ended June 30, 2009 and 37.1% for the comparable period in 2008. The effective tax rate varies from the U.S. federal statutory tax rate of 35% principally due to the impact of the alternative fuel mixture tax credit, state and local income taxes, and the domestic manufacturers’ deduction.

Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008

The historical results of operations of PCA for the six months ended June 30, 2009 and 2008 are set forth below:

	For the Six Months Ended June 30,
	2009	2008	Change
(In thousands)

Net sales	$1,061,759	$1,193,657	$(131,898)

Income from operations	$185,324	$121,319	$64,005
Interest expense, net	(17,568)	(14,500)	(3,068)

Income before taxes	167,756	106,819	60,937
Provision for income taxes	(33,199)	(39,554)	6,355

Net income	$134,557	$67,265	$67,292

Net Sales

Net sales decreased by $131.9 million, or 11.0%, for the six months ended June 30, 2009 from the comparable period in 2008 primarily as a result of decreased sales volume of corrugated products and containerboard to third parties ($150.6 million), partially offset by higher average prices for the first half of 2009 ($18.7 million) compared to the first half of 2008. Sales prices increased as a result of the July 2008 containerboard price increase and the realization of those increases in our sales prices of corrugated products and containerboard. These price increases have been partially offset in the first half of 2009 by the published price reductions since December 2008 described earlier.

First half 2009 corrugated products shipments per workday decreased 8.7% compared to the same period in 2008. On a total shipments basis, corrugated products volume decreased 1.6 bsf or 10.1% to 14.0 bsf in the first half of 2009 compared to 15.6 bsf in the first half of 2008. The percentage decrease, on a shipments-per-workday basis, was lower due to two fewer workdays in the first six months of 2009 (125 days), those days not falling on a weekend or holiday, than the first half of 2008 (127 days). Containerboard volume sold to domestic and export customers was 27.0% lower for the six months ended June 30, 2009 compared to the six months ended June 30, 2008. Containerboard mill production during the first half of 2009 was approximately 1,070,000 tons compared to 1,199,000 tons produced in the first half of 2008, down 129,000 tons as a result of market-related downtime, planned annual maintenance outages and machine slowbacks.

Income from Operations

Income from operations increased by $64.0 million, or 52.8%, for the six months ended June 30, 2009 compared to the six months ended June 30, 2008, primarily attributable to the alternative fuel mixture tax credit of $79.7 million described previously. Excluding the alternative fuel mixture tax credit, income from operations decreased $15.7 million for the six months ended June 30, 2009 compared to the six months ended June 30, 2008 primarily attributable to lower sales volume ($56.2 million) and increased labor and fringe benefit costs ($7.2 million). These items were partially offset by increased sales prices of corrugated products and containerboard ($18.7 million), and decreased costs of recycled fiber ($16.5 million), transportation ($9.8 million), and energy ($4.0 million).

Gross profit decreased $16.9 million, or 6.9%, for the six months ended June 30, 2009 from the comparable period in 2008. Gross profit as a percentage of net sales increased from 20.6% of net sales in the six months ended June 30, 2008 to 21.5% of net sales in the first half of 2009 due primarily to the higher sales prices and cost decreases described above.

Selling and administrative expenses decreased $1.1 million, or 1.2%, for the six months ended June 30, 2009 compared to the same period in 2008, primarily as a result of lower expenses related to travel, and entertainment ($0.8 million), and advertising costs ($0.3 million).

Corporate overhead for the six months ended June 30, 2009 increased $0.5 million or 1.8% compared to the same period in 2008, primarily due to increased salary expense related to the timing of both share-based compensation and incentive compensation ($0.6 million).

Other expense for the six months ended June 30, 2009 decreased $0.6 million or 7.2% below other expense for the first half of 2008, primarily due to tornado damage to one of our facilities in the second quarter of 2008 ($0.8 million).

Interest Expense, Net and Income Taxes

Net interest expense increased $3.1 million, or 21.2%, for the six months ended June 30, 2009 from the six months ended June 30, 2008, primarily as a result of lower interest income ($3.9 million) earned on PCA’s cash equivalents, partially offset by lower interest expense ($0.8 million) related to PCA’s outstanding debt balances. The $3.9 million decrease in interest income was primarily due to lower interest income rates during the six months ended June 30, 2009 compared to the same period in 2008. The $0.8 million decrease in interest expense was primarily due to a decrease in interest expense related to the Company’s receivables credit facility due to lower interest rates.

PCA’s effective tax rate was 19.8% for the six months ended June 30, 2009 and 37.0% for the comparable period in 2008. The effective tax rate varies from the U.S. federal statutory tax rate of 35% principally due to the impact of the alternative fuel mixture tax credit, state and local income taxes, and the domestic manufacturers’ deduction. The Company had no material changes impacting FIN No. 48 during the first half of 2009.

Liquidity and Capital Resources

The following table presents a summary of our cash flows for the periods presented:

	Six Months Ended
	June 30,
	2009	2008	Change
(In thousands)

Net cash provided by (used for):
Operating activities	$141,248	$110,785	$30,463
Investing activities	(52,066)	(67,474)	15,408
Financing activities	(45,635)	26,150	(71,785)

Net increase in cash and cash equivalents	$43,547	$69,461	$(25,914)

Operating Activities

Net cash provided by operating activities for the six months ended June 30, 2009 was $141.2 million compared to $110.8 million for the six months ended June 30, 2008, an increase of $30.5 million, or 27.5%. Net income excluding the impact of the alternative fuel mixture tax credits described in Note 13 to the financial statements included in this report was $54.3 million for the first six months of 2009 compared to $67.3 million for the comparable period in 2008, a decrease of $13.0 million that reduced net cash provided by operating activities. This decrease was more than offset by reduced cash requirements, including a $18.7 million reduction in federal tax payments in the second quarter of 2009 as a result of the alternative fuel mixture tax credits. Cash requirements for operating activities are subject to PCA’s operating needs, which were impacted by the weakened business conditions during the first six months of 2009, the timing of collection of receivables and payments of payables and expenses, and seasonal fluctuations in the Company’s operations.

Investing Activities

Net cash used for investing activities for the six months ended June 30, 2009 decreased $15.4 million, or 22.8%, to $52.1 million, compared to the six months ended June 30, 2008. The decrease was primarily related to lower additions to property, plant and equipment of $15.3 million during the six months ended June 30, 2009 compared to the same period in 2008.

Financing Activities

Net cash used for financing activities totaled $45.6 million for the six months ended June 30, 2009, a difference of $71.8 million, or 274.5%. The difference was primarily attributable to $144.7 million in net proceeds received from PCA’s notes offering in 2008 described below, partially offset by a debt prepayment of $20.0 million made in the first quarter of 2008, $36.8 million in repurchases of PCA common stock during the first six months of 2008, and lower common stock dividends paid of $16.7 million during the first six months of 2009 compared to the same period in 2008.

In connection with the senior notes offering in March of 2008, PCA received proceeds, net of discount, of $149.9 million and paid $4.4 million for settlement of a treasury lock that it entered into to protect it against increases in the ten-year U.S. Treasury rate, which served as a reference in determining the interest rate applicable to the notes. PCA also incurred financing costs in the amount of $0.8 million in connection with the senior notes offering. PCA later used the proceeds of this offering, together with cash on hand, to repay all of the $150.0 million of outstanding 4 3/8% senior notes due 2008 on August 1, 2008.

PCA’s primary sources of liquidity are net cash provided by operating activities, borrowings under PCA’s revolving credit facility, and additional borrowings under PCA’s receivables credit facility. As of June 30, 2009, PCA had $172.2 million in unused borrowing capacity under its existing credit agreements, net of the impact on this borrowing capacity of $18.8 million of outstanding letters of credit. Currently, PCA’s primary uses of cash are for capital expenditures, debt service and declared common stock dividends, which it expects to be able to fund from these sources.

The following table provides the outstanding balances, excluding unamortized debt discount of $1.4 million, and the weighted average interest rates as of June 30, 2009 for PCA’s revolving credit facility, the receivables credit facility, and the senior notes:

			Projected
	Balance at	Weighted	Annual
	June 30,	Average	Cash Interest
Borrowing Arrangement	2009	Interest Rate	Payments
(In thousands)

Revolving Credit Facility	$—	N/A	N/A
Receivables Credit Facility	109,000	2.19%	$2,386
5 3/4% Senior Notes (due August 1, 2013)	400,000	5.75	23,000
6 1/2% Senior Notes (due March 15, 2018)	150,000	6.50	9,750

Total	$659,000	5.33%	$35,136

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

In addition, PCA must maintain minimum net worth and maximum debt to total capitalization and minimum interest coverage ratios under the revolving credit facility. A failure to comply with the restrictions contained in the revolving credit facility could lead to an event of default, which could result in an acceleration of any outstanding indebtedness and/or prohibit PCA from drawing on the revolving credit facility. Such an acceleration may also constitute an event of default under the senior notes indentures and the receivables credit facility. As of June 30, 2009, PCA was in compliance with these covenants.

PCA currently expects to incur capital expenditures of about $100.0 million in 2009. These expenditures will be used primarily for maintenance capital, cost reduction, business growth and environmental compliance. As of June 30, 2009, PCA spent $50.3 million for capital expenditures and had committed to spend an additional $28.0 million in the remainder of 2009 and beyond.

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

Market Risk and Risk Management Policies

PCA is exposed to the impact of interest rate changes and changes in the market value of its financial instruments. PCA periodically enters into derivatives in order to minimize these risks, but not for trading purposes. As of June 30, 2009, PCA was not a party to any derivative instruments.

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

Impact of Inflation

PCA does not believe that inflation has had a material impact on its financial position or results of operations during the three- and six-month periods ending June 30, 2009 and 2008.

Off-Balance Sheet Arrangements

PCA does not have any off-balance sheet arrangements as of June 30, 2009 that would require disclosure under SEC FR-67, “Disclosure in Management’s Discussion and Analysis About Off-Balance Sheet Arrangement and Aggregate Contractual Obligations.”

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

PCA has included in its Annual Report on Form 10-K for the year ended December 31, 2008, a discussion of its critical accounting policies which it believes affect its more significant judgments and estimates used in the preparation of its consolidated financial statements. PCA has not made any changes in any of these critical accounting policies during the first six months of 2009.

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

Prior to filing this report, PCA completed an evaluation under the supervision and with the participation of PCA’s management, including PCA’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of PCA’s disclosure controls and procedures as of June 30, 2009. The evaluation of PCA’s disclosure controls and procedures included a review of the controls’ objectives and design, PCA’s implementation of the controls and the effect of the controls on the information generated for use in this report. Based on this evaluation, PCA’s Chief Executive Officer and Chief Financial Officer concluded that PCA’s disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2009.

During the quarter ended June 30, 2009, there were no changes in internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, PCA’s internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

As summarized in the following table, the Company did not repurchase any of its stock in the second quarter of 2009:

				Approximate
			Total Number	Dollar Value
			of Shares	of Shares that
			Purchased as	may yet be
	Total Number	Average	Part of Publicly	Purchased Under
	of Shares	Price Paid	Announced	the Plan or
Period	Purchased	per Share	Plans or Programs	Program
				(In thousands)

April 1, 2009 to April 30, 2009	—	$—	—	$64,974
May 1, 2009 to May 31, 2009	—	—	—	64,974
June 1, 2009 to June 30, 2009	—	—	—	64,974

Total	—	$—	—	$64,974

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

We held an annual meeting of our shareholders on May 27, 2009 to vote on the following:

(a) To elect seven nominees to serve on our Board of Directors for an annual term that will expire at the 2010 annual meeting of shareholders and until their successors are elected and qualified. Our stockholders voted to elect all seven nominees. Votes for and votes withheld, by nominee, were as follows:

Nominee	For	Withheld

Paul T. Stecko	91,215,011	4,465,723
Cheryl K. Beebe	93,443,411	2,237,323
Henry F. Frigon	95,014,238	666,496
Hasan Jameel	95,028,010	652,724
Samuel M. Mencoff	75,823,002	19,857,732
Roger B. Porter	76,801,202	18,879,532
James D. Woodrum	92,903,431	2,777,303

(b) To ratify the Board’s appointment of Ernst & Young LLP as the independent registered public accounting firm for the fiscal year ending December 31, 2009. Our stockholders voted on this matter with 94,850,455 votes for and 762,112 votes against. There were 68,167 abstentions.

(c) To approve the amendment and restatement of PCA’s 1999 Long-Term Equity Incentive Plan. Our stockholders voted on this matter with 83,094,542 votes for and 6,995,048 votes against. There were 180,624 abstentions and 5,440,520 non votes.

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

Date: August 7, 2009