Form 10-Q
period 2009-09-30
PACKAGING CORP OF AMERICA
filed 2009-11-04
CIK 75677

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2009
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

As of November 2, 2009, the Registrant had outstanding 102,983,542 shares of common stock, par value $0.01 per share.

TABLE OF CONTENTS

		Page

PART I
Item 1.	Financial Statements	3
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25
Item 4.	Controls and Procedures	25

PART II
Item 1.	Legal Proceedings	26
Item 1A.	Risk Factors	26
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26
Item 3.	Defaults Upon Senior Securities	26
Item 4.	Submission of Matters to a Vote of Security Holders	26
Item 5.	Other Information	26
Item 6.	Exhibits	26
SIGNATURES		27
EX-31.1
EX-31.2
EX-32.1
EX-32.2

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements.

Packaging Corporation of America

Condensed Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
	2009	2008
(In thousands, except share and per share amounts)		(Audited)

ASSETS
Current assets:
Cash and cash equivalents	$224,287	$149,397
Accounts receivable, net of allowance for doubtful accounts and customer deductions of $6,575 and $6,862 as of September 30, 2009 and December 31, 2008, respectively	274,026	254,898
Inventories	208,736	206,954
Alternative fuel mixture tax credits receivable	106,381	—
Prepaid expenses and other current assets	13,965	6,684
Deferred income taxes	20,108	15,240

Total current assets	847,503	633,173
Property, plant and equipment, net	1,177,593	1,221,019
Goodwill	38,854	37,163
Other intangible assets, net	11,994	12,669
Other long-term assets	35,557	35,717

Total assets	$2,111,501	$1,939,741

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt and current maturities of long-term debt	$109,000	$109,000
Capital lease obligations	615	606
Accounts payable	116,734	101,064
Dividends payable	15,442	30,719
Accrued interest	4,457	12,723
Accrued federal and state income taxes	9,884	1,282
Accrued liabilities	112,175	106,588

Total current liabilities	368,307	361,982
Long-term liabilities:
Long-term debt	548,662	548,400
Capital lease obligations	22,663	23,129
Deferred income taxes	210,707	208,879
Pension and postretirement benefit plans	79,489	85,964
Other long-term liabilities	29,357	27,438

Total long-term liabilities	890,878	893,810
Stockholders’ equity:
Common stock, par value $.01 per share, 300,000,000 shares authorized, 102,972,727 shares and 102,397,952 shares issued as of September 30, 2009 and December 31, 2008, respectively	1,030	1,024
Additional paid in capital	385,353	379,104
Retained earnings	503,118	342,072
Accumulated other comprehensive income (loss):
Unrealized gain on treasury lock, net	4,973	6,358
Unfunded employee benefit obligations, net	(42,158)	(44,609)

Total accumulated other comprehensive loss	(37,185)	(38,251)

Total stockholders’ equity	852,316	683,949

Total liabilities and stockholders’ equity	$2,111,501	$1,939,741

See notes to condensed consolidated financial statements.

Packaging Corporation of America

Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended September 30,
	2009	2008
(In thousands, except per share amounts)

Net sales	$553,573	$620,785
Cost of sales	(443,041)	(488,734)

Gross profit	110,532	132,051
Selling and administrative expenses	(44,258)	(44,792)
Corporate overhead	(13,188)	(16,085)
Alternative fuel mixture tax credits	47,137	—
Other expense, net	(3,892)	(2,469)

Income from operations	96,331	68,705
Interest expense, net	(8,961)	(8,071)

Income before taxes	87,370	60,634
Provision for income taxes	(14,715)	(22,532)

Net income	$72,655	$38,102

Weighted average common shares outstanding:
Basic	101,713	102,562
Diluted	102,536	103,590
Net income per common share:
Basic	$0.71	$0.37

Diluted	$0.71	$0.37

Dividends declared per common share	$0.15	$0.30

See notes to condensed consolidated financial statements.

Packaging Corporation of America

Condensed Consolidated Statements of Income
(Unaudited)

	Nine Months Ended September 30,
	2009	2008
(In thousands, except per share amounts)

Net sales	$1,615,332	$1,814,442
Cost of sales	(1,276,293)	(1,437,034)

Gross profit	339,039	377,408
Selling and administrative expenses	(130,325)	(131,913)
Corporate overhead	(42,076)	(44,460)
Alternative fuel mixture tax credits	126,832	—
Other expense, net	(11,815)	(11,011)

Income from operations	281,655	190,024
Interest expense, net	(26,529)	(22,571)

Income before taxes	255,126	167,453
Provision for income taxes	(47,914)	(62,086)

Net income	$207,212	$105,367

Weighted average common shares outstanding:
Basic	101,516	103,147
Diluted	102,275	104,048
Net income per common share:
Basic	$2.04	$1.02

Diluted	$2.03	$1.01

Dividends declared per common share	$0.45	$0.90

See notes to condensed consolidated financial statements.

Packaging Corporation of America

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
	2009	2008
(In thousands)

Cash Flows from Operating Activities:
Net income	$207,212	$105,367
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	111,900	109,965
Amortization of financing costs	580	489
Amortization of net gain on treasury lock	(1,385)	(1,945)
Share-based compensation expense	6,021	7,441
Deferred income tax provision	(4,340)	(8,903)
Loss on disposals of property, plant and equipment	4,590	5,586
Alternative fuel mixture tax credits receivable	(106,381)	—
Changes in operating assets and liabilities:
Increase in assets —
Accounts receivable	(16,946)	(29,973)
Inventories	(838)	(4,798)
Prepaid expenses and other current assets	(7,290)	(7,133)
Increase (decrease) in liabilities —
Accounts payable	12,396	6,118
Accrued liabilities	13,792	1,773
Other, net	(10,018)	(1,812)

Net cash provided by operating activities	209,293	182,175

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(68,600)	(98,268)
Additions to other long term assets	(1,941)	(3,072)
Acquisition of business, net of cash acquired	(3,136)	—
Proceeds from disposals of property, plant and equipment	28	952

Net cash used for investing activities	(73,649)	(100,388)

Cash Flows from Financing Activities:
Payments on long-term debt	(457)	(170,148)
Proceeds from long-term debt issued	—	149,939
Financing costs paid	—	(1,075)
Settlement of treasury lock	—	(4,386)
Common stock dividends paid	(61,456)	(93,960)
Repurchases of common stock	—	(45,334)
Proceeds from exercise of stock options	249	2,391
Excess tax benefits from share-based awards	910	610

Net cash used for financing activities	(60,754)	(161,963)

Net increase (decrease) in cash and cash equivalents	74,890	(80,176)
Cash and cash equivalents, beginning of period	149,397	228,143

Cash and cash equivalents, end of period	$224,287	$147,967

See notes to condensed consolidated financial statements.

Packaging Corporation of America

Notes to Condensed Consolidated Financial Statements
(Unaudited)
September 30, 2009

1.	Basis of Presentation

The condensed consolidated financial statements as of September 30, 2009 and 2008 of Packaging Corporation of America (“PCA” or the “Company”) and for the three- and nine-month periods then ended are unaudited but include all adjustments (consisting only of normal recurring adjustments) that management considers necessary for a fair presentation of such financial statements. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with Article 10 of SEC Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete audited financial statements. Operating results for the period ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. These condensed consolidated financial statements should be read in conjunction with PCA’s Annual Report on Form 10-K for the year ended December 31, 2008.

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

Comprehensive Income

Comprehensive income is as follows:

	Three Months Ended September 30,
	2009	2008
(In thousands)

Net income	$72,655	$38,102
Other comprehensive income, net of tax:
Amortization of unfunded employee benefit obligations	858	491
Amortization of net gain on treasury lock	(462)	(507)

Comprehensive income	$73,051	$38,086

Packaging Corporation of America

Notes to Condensed Consolidated Financial Statements
(Unaudited)
September 30, 2009

2.	Summary of Accounting Policies (Continued)

	Nine Months Ended
	September 30,
	2009	2008
(In thousands)

Net income	$207,212	$105,367
Other comprehensive income, net of tax:
Amortization of unfunded employee benefit obligations	2,576	1,472
Amortization of net gain on treasury lock	(1,385)	(1,945)
Settlement of treasury lock	—	(4,386)
Other	(125)	3

Comprehensive income	$208,278	$100,511

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

Recent Accounting Pronouncements

In August 2009, the Financial Accounting Standards Board (“FASB”) updated its guidance in the Fair Value Measurements and Disclosures Topic of the Codification related to fair value measurement of liabilities. This update provides clarification that in circumstances in which a quoted price in an active market for an identical liability is not available, a reporting entity is required to measure fair value using one or more valuation techniques. This guidance is effective for the first reporting period beginning after issuance. The Company does not expect the adoption of this guidance to have any impact on its financial position, cash flows or results of operations.

In June 2009, the FASB issued guidance in the Generally Accepted Accounting Principles Topic of the Codification. This guidance established a new hierarchy of GAAP sources for non-governmental entities under the FASB Accounting Standards Codification. The Codification is the sole source for authoritative U.S. GAAP and supersedes all accounting standards in U.S. GAAP, except for those issued by the SEC. The guidance was effective for financial statements issued for reporting periods ending after September 15, 2009. The Company adopted this guidance effective July 1, 2009. The adoption had no impact on the Company’s financial position, cash flows or results of operations.

In May 2009, the FASB issued guidance in the Subsequent Events Topic of the Codification, which sets forth: (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (3) the disclosures that an entity should make about events or transactions that occurred after the

Packaging Corporation of America

Notes to Condensed Consolidated Financial Statements
(Unaudited)
September 30, 2009

2.	Summary of Accounting Policies (Continued)

balance sheet date. The guidance was effective on a prospective basis for interim or annual financial periods ending after June 15, 2009. The Company adopted this guidance on June 30, 2009. See Note 15 for additional information.

In April 2009, the FASB updated its guidance in the Fair Value Measurements and Disclosures Topic of the Codification related to estimating fair value when the volume and level of activity for an asset or liability have significantly decreased and identifying circumstances that indicate a transaction is not orderly. The guidance was effective for interim and annual reporting periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The adoption of this guidance on June 30, 2009 did not have any impact on the Company’s results of operations.

Also in April 2009, the FASB updated its guidance in the Financial Instruments Topic of the Codification, which requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This guidance also requires those disclosures in summarized financial information at interim reporting periods. The guidance was effective for interim reporting periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The Company adopted this guidance on June 30, 2009. For additional information, see Note 9.

The FASB updated its guidance in the Business Combinations Topic of the Codification in April 2009, which addresses application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. This guidance was effective for business combinations occurring on or after the beginning of the first annual period on or after December 15, 2008. The Company applied the guidance to its accounting for the sheet plant that was acquired on July 2, 2009. See Note 14 for additional information regarding this acquisition.

In December 2008, the FASB updated its guidance in the Compensation — Retirement Benefits Topic of the Codification, which requires detailed disclosures about employers’ plan assets, including employers’ investment strategies, major categories of plan assets, concentrations of risk within plan assets, and valuation techniques used to measure the fair value of plan assets. The disclosures required by this guidance must be provided in financial statements for fiscal years ending after December 15, 2009. Earlier application of the provisions of this guidance is permitted. The Company will comply with the additional disclosures required by this guidance upon its adoption in December 2009.

In June 2008, the FASB updated its guidance in the Earnings Per Share Topic of the Codification. This guidance clarified that all unvested share-based payment awards with a right to receive nonforfeitable dividends are participating securities and provides guidance on how to allocate earnings to participating securities and compute basic earnings per share using the two-class method. This guidance was effective for fiscal years beginning after December 15, 2008. The Company adopted this guidance on January 1, 2009. The adoption did not have a material impact on the Company’s earnings per share calculations.

In March 2008, the FASB issued guidance in the Derivatives and Hedging Topic of the Codification, which changes the disclosure requirements for derivative instruments and hedging activities. Entities will be required to provide enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for, and how derivative instruments and related items affect an entity’s financial position, operations and cash flows. This guidance was effective as of the beginning of an entity’s fiscal year that begins after November 15, 2008. To the extent that PCA is a party to any derivative instruments after December 31, 2008, this guidance will impact PCA’s disclosures related to derivative instruments and hedging activities.

In December 2007, the FASB issued guidance in the Business Combinations Topic of the Codification. This guidance significantly changes the accounting for and reporting of business combination transactions in consolidated financial statements. These significant changes include: (1) recognition of 100% of the fair value of assets

Packaging Corporation of America

Notes to Condensed Consolidated Financial Statements
(Unaudited)
September 30, 2009

2.	Summary of Accounting Policies (Continued)

acquired, liabilities assumed and noncontrolling interests of acquired businesses, even if 100% of the business has not been acquired; (2) recognition of contingent consideration arrangements and preacquisition gain and loss contingencies at their acquisition-date fair values; (3) capitalization of research and development assets acquired at acquisition-date fair value; (4) recognition of acquisition-related transaction costs as expense when incurred; and (5) recognition of acquisition-related restructuring cost accruals only if the criteria in the Exit or Disposal Cost Obligations Topic of the Codification are met as of the acquisition date. This guidance was effective for fiscal years beginning after December 15, 2008. The Company applied the guidance to its accounting for the sheet plant that was acquired on July 2, 2009. See Note 14 for additional information regarding this acquisition.

3.	Earnings Per Share

The following table sets forth the computation of basic and diluted income per common share for the periods presented.

	Three Months Ended September 30,
	2009	2008
(In thousands, except per share data)

Numerator:
Net income	$72,655	$38,102
Denominator:
Basic common shares outstanding	101,713	102,562
Effect of dilutive securities:
Stock options	119	438
Unvested restricted stock	704	590

Dilutive common shares outstanding	102,536	103,590

Basic income per common share	$0.71	$0.37
Diluted income per common share	$0.71	$0.37

	Nine Months Ended September 30,
	2009	2008
(In thousands, except per share data)

Numerator:
Net income	$207,212	$105,367
Denominator:
Basic common shares outstanding	101,516	103,147
Effect of dilutive securities:
Stock options	69	414
Unvested restricted stock	690	487

Dilutive common shares outstanding	102,275	104,048

Basic income per common share	$2.04	$1.02
Diluted income per common share	$2.03	$1.01

Options to purchase 1.5 million shares and 1.9 million shares for the three- and nine-month periods ended September 30, 2009, respectively, and 0.2 million shares for both the three- and nine-month periods ended

Packaging Corporation of America

Notes to Condensed Consolidated Financial Statements
(Unaudited)
September 30, 2009

3.	Earnings Per Share (Continued)

September 30, 2008 were not included in the computation of diluted common shares outstanding as their exercise price exceeded the average market price of the Company’s common stock for each respective reporting period.

4.	Stock-Based Compensation

In October 1999, the Company adopted a long-term equity incentive plan, which provides for grants of stock options, stock appreciation rights, restricted stock and performance awards to directors, officers and employees of PCA, as well as others who engage in services for PCA. Option awards granted to directors, officers and employees have contractual lives of seven or ten years. Options granted to officers and employees vest ratably over a three-year period, and options granted to directors vest immediately. Restricted stock awards granted to employees vest at the end of a four-year period, and restricted stock awards granted to directors vest at the end of a six-month period. The plan, which was scheduled to terminate on October 19, 2009, was amended on May 27, 2009. The amendment extended the plan’s term by five years to October 19, 2014 and increased the number of shares that may be granted under the plan by 2,000,000 shares, to a total issuance of up to 8,550,000 shares of common stock over the life of the plan (including prior awards). As of September 30, 2009, options and restricted stock of 6,546,494 shares have been granted, net of forfeitures. Forfeitures are added back to the pool of shares of common stock available to be granted at a future date.

Compensation expense for both stock options and restricted stock recognized in the condensed consolidated statements of income for the three- and nine-month periods ended September 30, 2009 and 2008 was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
(In thousands)

Stock options	$210	$185	$576	$1,273
Restricted stock	1,300	3,445	5,445	6,168

Impact on income before income taxes	1,510	3,630	6,021	7,441
Income tax benefit	(588)	(1,409)	(2,340)	(2,888)

Impact on net income	$922	$2,221	$3,681	$4,553

The Company uses the Black-Scholes-Merton option-pricing model to estimate the fair value of each option grant as of the date of grant. Expected volatilities are based on historical volatility of the Company’s common stock. The expected life of the option is estimated using historical data pertaining to option exercises and employee terminations. Separate groups of employees that have similar historical exercise behavior are considered separately for estimating the expected life. The risk-free interest rate is based on U.S. Treasury yields in effect at the time of grant. The fair value of restricted stock is determined based on the closing price of the Company’s common stock on the grant date. There were no option grants during the first, second, or third quarters of 2009.

Packaging Corporation of America

Notes to Condensed Consolidated Financial Statements
(Unaudited)
September 30, 2009

4.	Stock-Based Compensation (Continued)

A summary of the Company’s stock option activity and related information follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term (years)	Value
				(In thousands)

Outstanding at December 31, 2008	2,227,032	$19.85
Exercised	(138,345)	6.58
Forfeited	(62,444)	18.83

Outstanding at September 30, 2009	2,026,243	$20.79	3.5	$2,272

Outstanding — vested or expected to vest at September 30, 2009	2,025,927	$20.79	3.5	$2,272

Exercisable at September 30, 2009	1,957,853	$20.61	3.4	$2,272

The total intrinsic value of options exercised during the three months ended September 30, 2009 and 2008 was $0.1 million and $0.6 million, respectively, and during the nine months ended September 30, 2009 and 2008 the intrinsic value was both $1.4 million. As of September 30, 2009, there was $0.2 million of total unrecognized compensation cost related to non-vested stock option awards granted under the Company’s equity incentive plan. The Company expects to recognize the cost of these stock option awards over a weighted-average period of 0.75 year.

A summary of the Company’s restricted stock activity follows:

	2009		2008
		Fair Market		Fair Market
		Value at		Value at
		Date of		Date of
(Dollars in thousands)	Shares	Grant	Shares	Grant

Restricted stock at January 1	1,038,270	$23,023	764,705	$17,490
Granted	444,985	6,995	374,455	7,947
Vested	(234,930)	(5,025)	(91,995)	(2,209)
Cancellations	(12,210)	(261)	(4,895)	(110)

Restricted stock at September 30	1,236,115	$24,732	1,042,270	$23,118

The Company generally recognizes compensation expense associated with restricted stock awards ratably over their vesting periods. As PCA’s Board of Directors has the ability to accelerate vesting of restricted stock upon an employee’s retirement, the Company accelerates the recognition of compensation expense for certain employees approaching normal retirement age. As of September 30, 2009, there was $10.7 million of total unrecognized compensation costs related to the above restricted stock awards. The Company expects to recognize the cost of these stock awards over a weighted-average period of 2.9 years.

Packaging Corporation of America

Notes to Condensed Consolidated Financial Statements
(Unaudited)
September 30, 2009

5.	Inventories

The components of inventories are as follows:

	September 30,	December 31,
	2009	2008
(In thousands)		(Audited)

Raw materials	$93,587	$106,165
Work in process	7,371	6,560
Finished goods	65,345	65,213
Supplies and materials	100,098	94,849

Inventories at FIFO or average cost	266,401	272,787
Excess of FIFO or average cost over LIFO cost	(57,665)	(65,833)

Inventories, net	$208,736	$206,954

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

6.	Goodwill and Other Intangible Assets

Goodwill

Changes in the carrying amount of goodwill for the period ended September 30, 2009 are as follows:

(In thousands)

Balance as of December 31, 2008	$37,163
Acquisition	1,691

Balance at September 30, 2009	$38,854

Other Intangible Assets

The components of other intangible assets are as follows:

		As of September 30, 2009		As of December 31, 2008
	Weighted	Gross		Gross
	Average	Carrying	Accumulated	Carrying	Accumulated
	Remaining Life	Amount	Amortization	Amount	Amortization
(In thousands)				(Audited)

Customer lists and relations	31.3 years	$17,441	$5,447	$17,441	$4,836
Covenants not to compete	—	2,292	2,292	2,292	2,228

Total other intangible assets		$19,733	$7,739	$19,733	$7,064

Packaging Corporation of America

Notes to Condensed Consolidated Financial Statements
(Unaudited)
September 30, 2009

7.	Employee Benefit Plans and Other Postretirement Benefits

For the three- and nine-months ended September 30, 2009 and 2008, net pension costs were comprised of the following:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2009	2008	2009	2008
(In thousands)

Components of Net Pension Costs
Service cost for benefits earned during the year	$4,489	$4,445	$13,466	$13,335
Interest cost on accumulated benefit obligation	2,524	1,957	7,685	5,871
Expected return on assets	(2,143)	(2,145)	(6,429)	(6,435)
Net amortization of unrecognized amounts	1,426	868	4,279	2,604
Settlement gain	—	—	(126)	—

Net pension costs	$6,296	$5,125	$18,875	$15,375

The Company makes pension plan contributions that are sufficient to fund its actuarially determined costs, generally equal to the minimum amounts required by the Employee Retirement Income Security Act (ERISA). However, from time to time the Company may make discretionary contributions in excess of the required minimum amounts. The Company expects to contribute $35.2 million to the pension plans in 2009, of which $30.9 million has been contributed through September 30, 2009.

For the three- and nine-months ended September 30, 2009 and 2008, net postretirement costs were comprised of the following:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2009	2008	2009	2008
(In thousands)

Components of Net Postretirement Costs
Service cost for benefits earned during the year	$335	$267	$1,005	$801
Interest cost on accumulated benefit obligation	256	197	768	591
Net amortization of unrecognized amounts	(22)	(60)	(66)	(180)

Net postretirement costs	$569	$404	$1,707	$1,212

8.	Transfers of Financial Assets

PCA has an on-balance sheet securitization program for its trade accounts receivable that is accounted for as a secured borrowing under the Transfers and Servicing Topic of the Codification. To effectuate this program, the Company formed a wholly owned limited purpose subsidiary, Packaging Credit Company, LLC (“PCC”), which in turn formed a wholly owned, bankruptcy-remote, special-purpose subsidiary, Packaging Receivables Company, LLC (“PRC”), for the purpose of acquiring receivables from PCC. Both of these entities are included in the consolidated financial statements of the Company. Under this program, PCC purchases on an ongoing basis substantially all of the receivables of the Company and sells such receivables to PRC. PRC and lenders established a $150.0 million receivables-backed revolving credit facility (“Receivables Credit Facility”) through which PRC obtains funds to purchase receivables from PCC. The receivables purchased by PRC are solely the property of PRC. In the event of liquidation of PRC, the creditors of PRC would be entitled to satisfy their claims from PRC’s assets prior to any distribution to PCC or the Company. Credit available under the receivables credit facility is on a

Packaging Corporation of America

Notes to Condensed Consolidated Financial Statements
(Unaudited)
September 30, 2009

8.	Transfers of Financial Assets (Continued)

borrowing-base formula. As a result, the full amount of the facility may not be available at all times. At September 30, 2009, $109.0 million was outstanding and included in “Short-term debt and current maturities of long-term debt” on the condensed consolidated balance sheet. Approximately $253.2 million of accounts receivable at September 30, 2009 have been sold to PRC and are included in “Accounts receivable, net of allowance for doubtful accounts and customer deductions” on the condensed consolidated balance sheet.

9.	Financial Instruments

The carrying and estimated fair values of PCA’s financial instruments at September 30, 2009 and December 31, 2008 were as follows:

	September 30, 2009		December 31, 2008
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
(In thousands)			(Audited)

Cash and cash equivalents	$224,287	$224,287	$149,397	$149,397
Accounts receivable, net	274,026	274,026	254,898	254,898
Accounts and dividends payable	(132,176)	(132,176)	(131,783)	(131,783)
Long-term debt —
5.75% senior notes	(398,714)	(415,000)	(398,457)	(367,000)
6.50% senior notes	(149,948)	(155,625)	(149,943)	(133,500)
Receivables credit facility	(109,000)	(109,000)	(109,000)	(109,000)
Capital lease obligations	(23,278)	(23,278)	(23,735)	(23,735)

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

PCA adopted the guidance in the Fair Value Measurements and Disclosures Topic of the Codification on January 1, 2008. The guidance defines fair value, establishes a consistent framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. The guidance clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, the guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

Level 1 — observable inputs such as quoted prices in active markets

Level 2 — inputs, other than quoted prices in active markets, that are observable either directly or indirectly

Level 3 — unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions

Packaging Corporation of America

Notes to Condensed Consolidated Financial Statements
(Unaudited)
September 30, 2009

10.	Fair Value Measurements (Continued)

Assets and liabilities measured at fair value are based on one or more of three valuation techniques noted in the guidance. The valuation techniques are as follows:

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

Assets and liabilities measured at fair value on a recurring basis are as follows:

		Quoted Prices in
		Active Markets for
	September 30,	Identical Assets	Valuation
	2009	(Level 1)	Technique
(In thousands)

Money Market Funds	$223,791	$223,791	(a	)

The money market funds PCA invests in include funds comprised of U.S. Treasury obligations or backed by U.S. Treasury obligations.

There were no changes in the Company’s valuation techniques used to measure fair values on a recurring basis as a result of adopting this guidance. PCA had no assets or liabilities that were measured on a nonrecurring basis.

11.	Environmental Liabilities

The potential costs for various environmental matters are uncertain due to such factors as the unknown magnitude of possible cleanup costs, the complexity and evolving nature of governmental laws and regulations and their interpretations, and the timing, varying costs and effectiveness of alternative cleanup technologies. From 1994 through September 30, 2009, remediation costs at the PCA’s mills and corrugated plants totaled approximately $3.2 million. As of September 30, 2009, the Company maintained an environmental reserve of $8.9 million relating to on-site landfills and surface impoundments as well as ongoing and anticipated remedial projects. Liabilities recorded for environmental contingencies are estimates of the probable costs based upon available information and assumptions. Because of these uncertainties, PCA’s estimates may change. As of the date of this filing, the Company believes that it is not reasonably possible that future environmental expenditures and asset retirement obligations above the $8.9 million accrued as of September 30, 2009, will have a material impact on our financial condition, results of operations, or cash flows.

12.	Stock Repurchase Program

On October 17, 2007, PCA announced that its Board of Directors authorized a $150.0 million common stock repurchase program. There is no expiration date for the common stock repurchase program. Through December 31, 2008, the Company repurchased 3,818,729 shares of common stock. All repurchased shares were retired prior to December 31, 2008. No shares were repurchased during the first nine months of 2009. As of September 30, 2009, $65.0 million of the $150.0 million authorization remained available for repurchase of the Company’s common stock.

13.	Alternative Fuel Mixture Tax Credits

The Company generates “black liquor” as a by-product of its pulp manufacturing process and uses it in a mixture with diesel fuel to produce energy at its Counce, Tennessee, Valdosta, Georgia, and Tomahawk, Wisconsin mills. The U.S. Internal Revenue Code provides a $0.50 per gallon refundable tax credit for taxpayers who use

Packaging Corporation of America

Notes to Condensed Consolidated Financial Statements
(Unaudited)
September 30, 2009

13.	Alternative Fuel Mixture Tax Credits (Continued)

alternative fuels in their trade or business. The Company filed applications with the Internal Revenue Service (the “IRS”) in December 2008 to be registered as an alternative fuel mixer and received approval in April 2009. As a registered alternative fuel mixer, the Company believes the use of black liquor as an alternative fuel qualifies for this tax credit. The laws governing this credit, as well as the taxability of benefits received from this credit, are complex. The alternative fuel mixture tax credit is scheduled to expire on December 31, 2009, unless proposed legislation to eliminate the credit goes into effect prior to that date. During the three- and nine-month periods ended September 30, 2009, PCA recorded $47.1 million and $126.8 million, respectively, of these credits after net operating expenses of $0.5 million and $2.0 million, respectively. The Company applied $18.7 million of these credits against its second quarter 2009 federal cash tax payment and $3.7 million against its third quarter 2009 federal cash tax payment, resulting in a receivable of $106.4 million for the remaining balance of the alternative fuel mixture tax credits earned through September 30, 2009 that is included on the Company’s balance sheet at September 30, 2009.

14.	Acquisition

On July 2, 2009, the Company acquired a specialty sheet business located in Chicago, Illinois, for approximately $3.1 million, net of cash acquired. The purchase method of accounting was used to account for the acquisition. Goodwill of $1.7 million (which is deductible for income tax purposes) was recorded in connection with the acquisition. Sales and total assets of the acquisition were not material to the Company’s overall sales and total assets prior to the acquisition. Operating results of the plant subsequent to the date of the acquisition are included in the Company’s operating results.

15.	Subsequent Event

The Company has evaluated subsequent events through November 4, 2009, the filing date of this Form 10-Q, and determined there were no events to disclose.

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

Industry Conditions

The U.S. economy experienced a severe downturn in the fourth quarter of 2008 which continued through the first quarter of 2009 with some improvement seen in the second and third quarter. Industry-wide shipments of corrugated products decreased 8.0% for the three months ended September 30, 2009 compared to the same period in 2008, but were up 1.5% compared to the second quarter of 2009. Reported third quarter 2009 industry containerboard production decreased 7.4% from the third quarter of 2008. However, export shipments of containerboard decreased only 1.7% over the same time period. Industry published prices for containerboard stabilized during June, July and August, but fell $10 per ton in September. Third quarter average published transaction prices for linerboard were $73 per ton lower than third quarter 2008. Reported industry containerboard inventories at the end of September 2009 were approximately 200,000 tons below September 2008, the lowest September-ending level in nearly 30 years.

PCA Operations Summary

During the third quarter of 2009, we produced approximately 588,000 tons of containerboard at our mills, of which about 80% was consumed in our corrugated products manufacturing plants, 12% was sold to domestic customers and 8% was sold in the export market. Production in the third quarter was down about 33,000 tons compared to the third quarter of 2008, primarily due to market-related downtime.

Our corrugated products manufacturing plants sold about 7.5 billion square feet (“bsf”) of corrugated products during the third quarter of 2009. Corrugated products shipments were up 1.5% compared to the second quarter of 2009, but were 4.8% below third quarter 2008. Sales prices of containerboard and corrugated products prices were lower than the third quarter 2008 primarily due to the published price decreases during the first half of 2009. In addition, recycled fiber, transportation and energy costs were lower than last year’s third quarter. However, the improvement from decreased costs was more than offset by the impact of lower sales prices due to the weaker economy.

Looking ahead to the fourth quarter, our earnings are expected to be impacted by lower volume due to three less shipping days than the third quarter along with normal seasonality that typically results in lower fourth quarter volume. Prices are expected to be lower as a result of previously published containerboard price changes. We also expect wood costs and energy usage to increase with colder and wetter weather. Considering these items, and excluding any income from alternative fuel mixture tax credits, described in Note 13 to the financial statements included elsewhere in this report, we expect our fourth quarter 2009 earnings to be lower than our earnings in the third quarter of 2009.

Results of Operations

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008

The historical results of operations of PCA for the three months ended September 30, 2009 and 2008 are set forth below:

	Three Months Ended September 30,
	2009	2008	Change
(In thousands)

Net sales	$553,573	$620,785	$(67,212)

Income from operations	$96,331	$68,705	$27,626
Interest expense, net	(8,961)	(8,071)	(890)

Income before taxes	87,370	60,634	26,736
Provision for income taxes	(14,715)	(22,532)	7,817

Net income	$72,655	$38,102	$34,553

Net Sales

Net sales decreased by $67.2 million, or 10.8%, for the three months ended September 30, 2009 from the comparable period in 2008, primarily as a result of the impact of decreased sales volume of corrugated products and containerboard to third parties ($35.0 million) and decreased sales prices ($32.2 million). Sales prices decreased as a result of monthly published industry containerboard price decreases from December 2008 through May 2009 and also in September 2009, which reduced linerboard and corrugating medium transaction prices by a total $80 per ton (or 13.1%) and $90 per ton (or 15.3%), respectively, compared to November 2008 published price levels.

Corrugated products shipments on a total and per-workday basis for the third quarter decreased 4.8% compared to the third quarter of 2008. The number of workdays were the same in the third quarters of 2008 and 2009. Containerboard volume sold to domestic and export customers was 6.0% lower for the three months ended September 30, 2009 compared to the three months ended September 30, 2008. Containerboard mill production for the three months ended September 30, 2009 was 588,000 tons compared to 621,000 tons during the same period in 2008, down 33,000 tons as a result of the market-related downtime taken during the third quarter.

Income from Operations

Income from operations increased by $27.6 million, or 40.2%, for the three months ended September 30, 2009 compared to the three months ended September 30, 2008, primarily due to an alternative fuel mixture tax credit ($47.1 million). Please see Note 13 to the financial statements included in this report for a description of the alternative fuel mixture tax credit. Excluding the alternative fuel mixture tax credit, income from operations was $19.5 million below the previous year’s third quarter primarily as a result of the impact of decreased sales prices of corrugated products and containerboard ($32.2 million) and lower sales volume ($10.2 million). These items were partially offset by decreased costs of transportation ($8.8 million) energy ($7.8 million), recycled fiber ($3.2 million) and chemicals ($2.7 million).

Gross profit decreased $21.5 million, or 16.3%, for the three months ended September 30, 2009 from the comparable period in 2008. Gross profit as a percentage of net sales decreased from 21.3% of net sales in the three months ended September 30, 2008 to 20.0% of net sales in the current quarter due primarily to the decreased prices described above.

Selling and administrative expenses decreased $0.5 million, or 1.2%, for the three months ended September 30, 2009 compared to the same period in 2008, as a result of reduced salary and fringe benefit expenses ($0.7 million) partially offset by other items which were individually insignificant.

Corporate overhead decreased $2.9 million, or 18.0%, for the three months ended September 30, 2009 compared to the same period in 2008, primarily attributable to a decrease in salary expense due to the timing of both share-based compensation and incentive compensation ($2.4 million) and lower fees for professional services related to tax, audit and human resource matters ($0.3 million).

Other expense for the three months ended September 30, 2009 increased $1.4 million or 57.6% compared to the third quarter of 2008, primarily due to increased fixed asset disposals in the third quarter of 2009 ($1.4 million).

Interest Expense, Net and Income Taxes

Net interest expense increased $0.9 million, or 11.0%, for the three months ended September 30, 2009 from the three months ended September 30, 2008, primarily as a result of lower interest income ($1.0 million) earned on PCA’s cash equivalents. The $1.0 million decrease in interest income was primarily due to lower interest income rates during the three months ended September 30, 2009 compared to the same period in 2008.

PCA’s effective tax rate was 16.8% for the three months ended September 30, 2009 and 37.2% for the comparable period in 2008. The effective tax rate varies from the U.S. federal statutory tax rate of 35% principally due to the impact of the alternative fuel mixture tax credit, state and local income taxes, and the domestic manufacturers’ deduction.

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008

The historical results of operations of PCA for the nine months ended September 30, 2009 and 2008 are set forth below:

	For the Nine Months Ended September 30,
	2009	2008	Change
(In thousands)

Net sales	$1,615,332	$1,814,442	$(199,110)

Income from operations	$281,655	$190,024	$91,631
Interest expense, net	(26,529)	(22,571)	(3,958)

Income before taxes	255,126	167,453	87,673
Provision for income taxes	(47,914)	(62,086)	14,172

Net income	$207,212	$105,367	$101,845

Net Sales

Net sales decreased by $199.1 million, or 11.0%, for the nine months ended September 30, 2009 from the comparable period in 2008 primarily as a result of decreased sales volume of corrugated products and containerboard to third parties ($185.6 million) and lower average prices for the first nine months of 2009 ($13.5 million) compared to the first nine months of 2008. Sales prices decreased as a result of published price reductions since December 2008 described earlier.

Corrugated products shipments per workday for the nine months ended September 30, 2009 decreased 7.4% compared to the same period in 2008 and were 8.3% lower on a total shipments basis due to the fact that the first nine months of 2009 contained two fewer workdays than the same period in 2008. Containerboard volume sold to domestic and export customers was 19.9% lower for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008. Containerboard mill production for the first nine months of 2009 was approximately 1,658,000 tons compared to 1,820,000 tons produced in the first nine months of 2008, a decrease of 162,000 tons as a result of market-related downtime, planned annual maintenance outages and machine slowbacks.

Income from Operations

Income from operations increased by $91.6 million, or 48.2%, for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008, primarily attributable to the alternative fuel mixture tax credit of $126.8 million described previously. Excluding the alternative fuel mixture tax credit, income from operations decreased $35.2 million for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008 primarily attributable to lower sales volume ($66.4 million), decreased sales prices of corrugated products and containerboard ($13.5 million) and increased labor and fringe benefit costs ($7.7 million). These items were partially offset by decreased costs of recycled fiber ($19.7 million), transportation ($18.6 million), energy ($11.8 million) and starch and wax ($1.9 million).

Gross profit decreased $38.4 million, or 10.2%, for the nine months ended September 30, 2009 from the comparable period in 2008. Gross profit as a percentage of net sales increased from 20.8% of net sales in the nine months ended September 30, 2008 to 21.0% of net sales in the nine months ended September 30, 2009 due primarily to the cost decreases described above.

Selling and administrative expenses decreased $1.6 million, or 1.2%, for the nine months ended September 30, 2009 compared to the same period in 2008, primarily as a result of lower expenses related to travel and entertainment ($1.0 million), warehousing costs ($0.4 million) and salary and fringe benefits ($0.3 million).

Corporate overhead for the nine months ended September 30, 2009 decreased $2.4 million or 5.4% compared to the same period in 2008, primarily due to decreased salary and incentive compensation expense ($1.7 million), reduced fees paid for professional services related to tax, audit and human resource matters ($0.4 million) and other items which were individually insignificant.

Other expense for the nine months ended September 30, 2009 increased $0.8 million or 7.3% compared to the same period in 2008, primarily due to increased fixed asset disposals ($1.0 million).

Interest Expense, Net and Income Taxes

Net interest expense increased $4.0 million, or 17.5%, for the nine months ended September 30, 2009 from the nine months ended September 30, 2008, primarily as a result of lower interest income ($4.9 million) earned on PCA’s cash equivalents, partially offset by lower interest expense ($0.9 million) related to PCA’s outstanding debt balances. The $4.9 million decrease in interest income was primarily due to lower interest income rates during the nine months ended September 30, 2009 compared to the same period in 2008. The $0.9 million decrease in interest expense was primarily due to a decrease in interest expense related to the Company’s receivables credit facility due to lower interest rates.

PCA’s effective tax rate was 18.8% for the nine months ended September 30, 2009 and 37.1% for the comparable period in 2008. The effective tax rate varies from the U.S. federal statutory tax rate of 35% principally due to the impact of the alternative fuel mixture tax credit, state and local income taxes, and the domestic manufacturers’ deduction. The Company had no material changes impacting FIN No. 48 during the first nine months of 2009.

Liquidity and Capital Resources

The following table presents a summary of our cash flows for the periods presented:

	Nine Months Ended
	September 30,
	2009	2008	Change
(In thousands)

Net cash provided by (used for):
Operating activities	$209,293	$182,175	$27,118
Investing activities	(73,649)	(100,388)	26,739
Financing activities	(60,754)	(161,963)	101,209

Net increase (decrease) in cash and cash equivalents	$74,890	$(80,176)	$155,066

Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2009 was $209.3 million compared to $182.2 million for the nine months ended September 30, 2008, an increase of $27.1 million, or 14.9%. Net income, excluding the impact of the alternative fuel mixture tax credits described in Note 13 to the financial statements included in this report, was $79.7 million for the first nine months of 2009 compared to $105.4 million for the comparable period in 2008, a decrease of $25.7 million that reduced net cash provided by operating activities. This decrease was more than offset by reduced cash requirements, including a $22.4 million reduction in federal tax payments in the second and third quarters of 2009 as a result of the alternative fuel mixture tax credits. Cash requirements for operating activities are subject to PCA’s operating needs, which were impacted by the weakened business conditions during the first nine months of 2009, the timing of collection of receivables and payments of payables and expenses, and seasonal fluctuations in the Company’s operations.

Investing Activities

Net cash used for investing activities for the nine months ended September 30, 2009 decreased $26.7 million, or 26.6%, to $73.6 million, compared to the nine months ended September 30, 2008. The decrease was primarily related to lower additions to property, plant and equipment of $29.7 million during the nine months ended September 30, 2009 compared to the same period in 2008, partially offset by a $3.1 million acquisition completed during the third quarter of 2009.

In October 2009, the Company announced that its Board of Directors had approved a major energy optimization project at its Counce and Valdosta mills. The total capital is expected to be about $295 million to be spent over the next two years. The project is expected to be funded with existing cash and cash generated from operating activities and is expected to be completed in the fourth quarter of 2011.

Financing Activities

Net cash used for financing activities totaled $60.8 million for the nine months ended September 30, 2009, a decrease of $101.2 million, or 62.5%, compared to the same period in 2008. The difference was primarily attributable to lower debt payments of $169.7 million in 2009, $45.3 million in repurchases of PCA common stock during the first nine months of 2008 and lower common stock dividends paid of $32.5 million during the first nine months of 2009 compared to the same period in 2008, partially offset by $145.2 million in net proceeds received from PCA’s notes offering in 2008 described below.

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

PCA’s primary sources of liquidity are net cash provided by operating activities, borrowings under PCA’s revolving credit facility, and additional borrowings under PCA’s receivables credit facility. As of September 30, 2009, PCA had $172.2 million in unused borrowing capacity under its existing credit agreements, net of the impact on this borrowing capacity of $18.8 million of outstanding letters of credit. Currently, PCA’s primary uses of cash are for capital expenditures, debt service and declared common stock dividends, which it expects to be able to fund from these sources.

The following table provides the outstanding balances, excluding unamortized debt discount of $1.3 million, and the weighted average interest rates as of September 30, 2009 for PCA’s revolving credit facility, the receivables credit facility, and the senior notes:

			Projected
	Balance at	Weighted	Annual
	September 30,	Average	Cash Interest
Borrowing Arrangement	2009	Interest Rate	Payments
(In thousands)

Revolving Credit Facility	$—	N/A	N/A
Receivables Credit Facility	109,000	2.05%	$2,236
5 3/4% Senior Notes (due August 1, 2013)	400,000	5.75	23,000
6 1/2% Senior Notes (due March 15, 2018)	150,000	6.50	9,750

Total	$659,000	5.31%	$34,986

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

In addition, PCA must maintain minimum net worth and maximum debt to total capitalization and minimum interest coverage ratios under the revolving credit facility. A failure to comply with the restrictions contained in the revolving credit facility could lead to an event of default, which could result in an acceleration of any outstanding indebtedness and/or prohibit PCA from drawing on the revolving credit facility. Such an acceleration may also constitute an event of default under the senior notes indentures and the receivables credit facility. As of September 30, 2009, PCA was in compliance with these covenants.

PCA currently expects to incur capital expenditures of about $120.0 million in 2009, including $20.0 million for major energy projects at its Counce and Valdosta mills. These expenditures will be used primarily for maintenance capital, cost reduction, business growth and environmental compliance. As of September 30, 2009, PCA spent $68.6 million for capital expenditures and had committed to spend an additional $37.3 million in the remainder of 2009 and beyond.

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

Market Risk and Risk Management Policies

PCA is exposed to the impact of interest rate changes and changes in the market value of its financial instruments. PCA periodically enters into derivatives in order to minimize these risks, but not for trading purposes. As of September 30, 2009, PCA was not a party to any derivative instruments.

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

Impact of Inflation

PCA does not believe that inflation has had a material impact on its financial position or results of operations during the three- and nine-month periods ending September 30, 2009 and 2008.

Off-Balance Sheet Arrangements

PCA does not have any off-balance sheet arrangements as of September 30, 2009 that would require disclosure under SEC FR-67, “Disclosure in Management’s Discussion and Analysis About Off-Balance Sheet Arrangement and Aggregate Contractual Obligations.”

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

PCA has included in its Annual Report on Form 10-K for the year ended December 31, 2008, a discussion of its critical accounting policies which it believes affect its more significant judgments and estimates used in the preparation of its consolidated financial statements. PCA has not made any changes in any of these critical accounting policies during the first nine months of 2009.

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

Prior to filing this report, PCA completed an evaluation under the supervision and with the participation of PCA’s management, including PCA’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of PCA’s disclosure controls and procedures as of September 30, 2009. The evaluation of PCA’s disclosure controls and procedures included a review of the controls’ objectives and design, PCA’s implementation of the controls and the effect of the controls on the information generated for use in this report. Based on this evaluation, PCA’s Chief Executive Officer and Chief Financial Officer concluded that PCA’s disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2009.

During the quarter ended September 30, 2009, there were no changes in internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, PCA’s internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

As summarized in the following table, the Company did not repurchase any of its stock in the third quarter of 2009:

				Approximate
			Total Number	Dollar Value
			of Shares	of Shares that
			Purchased as	may yet be
	Total Number	Average	Part of Publicly	Purchased Under
	of Shares	Price Paid	Announced	the Plan or
Period	Purchased	per Share	Plans or Programs	Program
				(In thousands)

July 1, 2009 to July 31, 2009	—	$—	—	$64,974
August 1, 2009 to August 31, 2009	—	—	—	64,974
September 1, 2009 to September 30, 2009	—	—	—	64,974

Total	—	$—	—	$64,974

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

31.1	Certification of Chief Executive Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Packaging Corporation of America
(Registrant)

By:	/s/ Paul T. Stecko
Chairman and Chief Executive Officer

By:	/s/ Richard B. West
Senior Vice President and Chief Financial Officer

Date: November 4, 2009