Form 10-K
period 2009-12-31
PACKAGING CORP OF AMERICA
filed 2010-02-17
CIK 75677

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

At June 30, 2009, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the Registrant’s common equity held by nonaffiliates was approximately $1,645,908,385 based on the closing sale price as reported on the New York Stock Exchange. This calculation of market value has been made for the purposes of this report only and should not be considered as an admission or conclusion by the Registrant that any person is in fact an affiliate of the Registrant.

On February 12, 2010, there were 103,025,739 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Specified portions of the Proxy Statement for the Registrant’s 2010 Annual Meeting of Stockholders are incorporated by reference to the extent indicated in Part III of this Form 10-K.

PART I

Item 1.	BUSINESS

General

Packaging Corporation of America (we, us, our, “PCA” or the “Company”) is the fifth largest producer of containerboard and corrugated products in the United States in terms of production capacity. During 2009, we produced 2,258,000 million tons of containerboard at our mills, of which about 80% was consumed in PCA’s corrugated products manufacturing plants, 11% was sold to domestic customers and 9% was sold in the export market. Our corrugated products manufacturing plants sold about 28.9 billion square feet (BSF) of corrugated products. Our net sales to third parties totaled $2.15 billion in 2009.

Containerboard Production and Corrugated Shipments

		First	Second	Third	Fourth	Full
		Quarter	Quarter	Quarter	Quarter	Year

Containerboard Production (thousand tons)	2009	515	555	588	600	2,258
	2008	586	613	621	533	2,353
	2007	584	615	632	615	2,446
Corrugated Shipments (BSF)	2009	6.7	7.3	7.5	7.4	28.9
	2008	7.6	8.0	7.8	6.9	30.3
	2007	7.7	8.0	7.9	7.6	31.2

In 2009, we produced 1.4 million tons of kraft linerboard at our mills in Counce, Tennessee and Valdosta, Georgia, and 0.9 million tons of semi-chemical corrugating medium at our mills in Tomahawk, Wisconsin and Filer City, Michigan. We currently lease the cutting rights to approximately 91,000 acres of timberland located near our Counce and Valdosta mills. We also have supply agreements with third parties on approximately 352,000 acres of timberland.

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

Industry Overview

According to the Fibre Box Association, the value of industry shipments of corrugated products was $24 billion in 2009.

The primary end-use markets for corrugated products are shown below (as reported in the most recent 2008 Fibre Box Association annual report):

Food, beverages and agricultural products	50%
Paper products	21%
Petroleum, plastic, synthetic and rubber products	11%
Appliances, vehicles, and metal products	7%
Miscellaneous manufacturing	5%
Textile mill products and apparel	3%
Other	3%

Corrugated products plants tend to be located in close proximity to customers to minimize freight costs. The U.S. corrugated products industry consists of approximately 625 companies and 1,340 plants.

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

PCA Operations and Products

Our two linerboard mills can manufacture a broad range of linerboard grades ranging from 26 lb. to 96 lb. Our two semi-chemical corrugating medium mills can manufacture grades ranging in weight from 20 lb. to 47 lb. Mill capacities described below are estimated based on expected mix of paper basis weights, and production can exceed estimated capacity if a higher-than-estimated mix of heavier grade paper is produced. All four of our mills have completed an extensive independent review process to become ISO 9002 certified. ISO 9002 is an international quality certification that verifies a facility maintains and follows stringent procedures for manufacturing, sales and customer service.

The following four paragraphs describe our containerboard mills’ annual practical maximum capacity, 2009 actual production and production capabilities.

Counce.  Our Counce, Tennessee mill is one of the largest kraft linerboard mills in the United States. Its estimated production capacity, as reported to the American Forest and Paper Association (“AF&PA”), is approximately 1,007,000 tons per year. In 2009, we produced 902,000 tons of kraft linerboard on two paper machines at Counce. The mill produces a broad range of basis weights from 26 lb. to 90 lb. The mill also produces a variety of performance and specialty grades of linerboard.

Valdosta.  Our Valdosta, Georgia mill is a kraft linerboard mill that has an estimated production capacity of approximately 474,000 tons per year, as reported to the AF&PA. In 2009, our single paper machine at Valdosta produced 465,000 tons of kraft linerboard. Valdosta produces a range of basis weights from 35 lb. to 96 lb.

Tomahawk.  Our Tomahawk, Wisconsin mill is one of the largest semi-chemical corrugating medium mills in the United States with an estimated production capacity of 581,000 tons per year on three paper machines, as reported to the AF&PA. In April 2005, we completed the indefinite closure of our number three paper machine at Tomahawk and currently operate the remaining two paper machines which have a combined production capacity of 516,000 tons. In 2009, we produced 526,000 tons of semi-chemical corrugating medium on two paper machines at Tomahawk. The Tomahawk mill produces a broad range of basis weights from 23 lb. to 47 lb. and a variety of performance and specialty grades of corrugating medium.

Filer City.  Our Filer City, Michigan mill is a semi-chemical corrugating medium mill with an estimated production capacity of 413,000 tons on three paper machines, as reported to the AF&PA. In 2009, we produced 365,000 tons of corrugating medium at Filer City. Filer City produces corrugating medium grades ranging in basis weight from 20 lb. to 47 lb.

We operate 68 corrugated manufacturing operations, a technical and development center, six regional graphic design centers, a rotogravure printing operation and a complement of packaging supplies and distribution centers. Of the 68 manufacturing facilities, 40 operate as combining operations, commonly called corrugated plants, that manufacture corrugated sheets and finished corrugated containers. The remaining 28 manufacturing facilities, commonly called sheet plants, purchase combined sheets primarily produced at PCA’s combining operations and manufacture finished corrugated containers.

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

Timberland

We currently lease the cutting rights to approximately 91,000 acres of timberland located near our Counce and Valdosta mills. Virtually all of the acres under cutting rights agreements are located within 100 miles of these two mills, which results in lower wood transportation costs and provides a secure source of wood fiber. These leased cutting rights agreements have terms with about 15 years remaining, on average.

During 1999 and 2000, PCA sold approximately 800,000 acres of timberland. We currently have in place supply agreements covering approximately 352,000 of the 800,000 acres sold. The majority of the acreage under supply agreement is located in close proximity to our Counce mill. We currently hold an approximate 29% equity ownership interest in approximately 51,000 acres owned by Southern Timber Venture, LLC (STV). This acreage is located primarily in southern Georgia and northern Florida, near our Valdosta, Georgia mill, and includes both timberlands and higher beneficial use properties.

Our Forest Management Assistance Program provides professional forestry assistance to private timberland owners to improve harvest yields and to optimize their harvest schedule. We have managed the regeneration of approximately 125,000 acres by supplying pine seedlings. In exchange for our expertise, we are given the right of first refusal over timber sales from those lands. These private lands include about 115,000 acres of timberland.

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

Distribution

Containerboard produced in our mills is shipped by rail or truck. Rail shipments represent about 50% of the tons shipped and the remaining 50% is comprised of truck shipments. Our individual mills do not own or maintain outside warehousing facilities.

Our corrugated products are delivered by truck due to our large number of customers and their demand for timely service. Our converting operations typically service customers within a 150 miles radius. We use third-party warehouses for short-term storage of corrugated products.

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

Major Raw Materials Used

Fiber supply.  Fiber is the single largest cost in the manufacture of containerboard. PCA consumes both wood fiber and recycled fiber in its containerboard mills. We have no 100% recycled mills, or those mills whose fiber consumption consists solely of recycled fiber. To reduce our fiber costs, we have invested in processes and equipment to ensure a high degree of fiber flexibility. Our mills have the capability to shift a portion of their fiber consumption between softwood, hardwood and recycled sources. All of our mills, other than our Valdosta mill, can utilize some recycled fiber in their containerboard production. Our ability to use various types of virgin and recycled fiber helps mitigate the impact of changes in the prices of various fibers. Our corrugated manufacturing operations generate recycled fiber as a by-product from the manufacturing process, which is sold to our mills directly or through trade agreements. During 2009, with low recycled fiber prices, our containerboard mills consumed approximately 636,000 tons of recycled fiber, and our corrugated converting operations generated approximately 189,000 tons of recycled fiber. As a result, PCA was a net recycled fiber buyer of 447,000 tons, or 20% of PCA’s total fiber requirements, up from 17% in 2008.

Energy supply.  Energy at the mills is obtained through purchased electricity or through various fuels, which are converted to steam or electricity on-site. Fuel sources include coal, natural gas, oil, internally produced and purchased bark and by-products of the containerboard manufacturing and pulping process, including black liquor. These fuels are burned in boilers to produce steam. Steam turbine generators are used to produce electricity. To reduce our mill energy cost, we have invested in processes and equipment to ensure a high level of purchased fuel flexibility. In recent history, natural gas and fuel oil have exhibited higher costs per thermal unit and more price volatility than coal and bark. During 2009, 10.7 million MMBTU’s (million BTU’s), or approximately 75% of our mills’ purchased fuel needs, were from purchased bark and coal, historically our two lowest cost purchased fuels. For the same period, our mills consumed about 2.2 million MMBTU’s of natural gas (15% of the mills’ total purchased fuels) and 0.8 million MMBTU’s of oil (6% of the mills’ total purchased fuels). Our two kraft linerboard mills at Counce and Valdosta generate approximately two-thirds of their fuel requirements from their own by-products.

PCA’s corrugated plants each have a boiler that produces steam which is used by the corrugator. The majority of these boilers burn natural gas, although some also have the ability to burn fuel oil. During 2009, PCA’s corrugated products plants consumed approximately 2.0 million MMBTU’s of natural gas.

The following table shows PCA’s purchased fuel consumption by fuel type for 2009:

	2009 Purchased MMBTU’s
						% of Mill	% of PCA
	1Q	2Q	3Q	4Q	Year	Total	Total

Containerboard Mills
Coal	2,105,746	1,423,001	1,123,587	1,385,404	6,037,738	42%	37%
Bark	1,016,782	899,626	1,253,766	1,461,081	4,631,255	32%	28%
Steam	110,684	108,654	212,314	314,195	745,847	5%	5%

Coal, Bark and Steam	3,233,212	2,431,281	2,589,667	3,160,680	11,414,840	79%	70%
Oil	136,588	253,881	203,827	228,701	822,997	6%	5%
Natural Gas	590,732	657,544	408,330	524,767	2,181,373	15%	13%

Total Mills Purchased Fuels	3,960,532	3,342,706	3,201,824	3,914,148	14,419,210	100%	88%
Corrugated Products Plants Natural Gas	582,929	438,940	408,395	526,133	1,956,397		12%

Total Company Purchased Fuels	4,543,461	3,781,646	3,610,219	4,440,281	16,375,607		100%

Approximately 40% of the electricity consumed by our four mills is generated on-site. Our mills purchase approximately 8,907,000 CkWh (hundred kilowatt hours) annually, or the equivalent of 3.0 million MMBTU’s. PCA’s corrugated products plants purchase about 2,196,000 CkWh annually, or the equivalent of 0.7 million MMBTU’s.

In October 2009, PCA announced that it will undertake major energy optimization projects at the Counce and Valdosta linerboard mills, which are expected to significantly reduce fuel and electricity purchases at these mills and nearly eliminate fossil fuel consumption at these facilities. The projects include a new recovery boiler and turbine generator at the Valdosta mill and a rebuild and upgrade of two existing recovery boilers and a new turbine generator at the Counce mill. The total capital expenditures for these projects are expected to be about $295 million to be spent over two years, and the projects are expected to be completed in the fourth quarter of 2011.

Competition

According to industry sources, corrugated products are produced by about 625 U.S. companies operating approximately 1,340 plants. Most corrugated products are manufactured to the customer’s specifications. Corrugated producers generally sell within a 150-mile radius of their plants and compete with other corrugated producers in their local market. In fact, the Fibre Box Association tracks industry data by 47 distinct market regions.

The larger, multi-plant integrated companies may also solicit larger, multi-plant customers who purchase for all of their facilities on a consolidated basis. These customers are often referred to as national or corporate accounts.

Corrugated products businesses seek to differentiate themselves through pricing, quality, service, design and product innovation. We compete for both local and national account business, and we compete against producers of other types of packaging products. On a national level, our primary competitors include International Paper Company, Georgia-Pacific (owned by Koch Industries, Inc.), Smurfit-Stone Container Corporation and Temple-Inland Inc. However, with our strategic focus on local and regional accounts, we also compete with the smaller, independent converters.

Our principal competitors with respect to sales of our containerboard produced but not consumed at our own corrugated products plants are a number of large, diversified paper companies, including International Paper Company, Georgia-Pacific, Smurfit-Stone Container Corporation and Temple-Inland Inc., as well as other regional manufacturers. Containerboard is generally considered a commodity-type product and can be purchased from numerous suppliers.

Employees

As of December 31, 2009, we had approximately 8,000 employees. Approximately 2,400 of these employees were salaried and approximately 5,600 were hourly. Approximately 75% of our hourly employees are represented by unions. The majority of our unionized employees are represented by the United Steel Workers (USW), the International Brotherhood of Teamsters (IBT) and the International Association of Machinists (IAM).

Based on an agreement reached with the USW in August 2008, the existing labor agreements at our containerboard mills covering USW-represented employees (89% of mill hourly workforce) were extended five years. With this extension, the USW contracts at our mills are currently set to expire between September 2013 and June 2015. Agreements with other union mill employees (11% of mill hourly workforce) expire between June 2012 and October 2014. Based on an agreement reached with the USW in April 2009, the labor agreement at 25 corrugated plants covering USW represented employees was extended up to five years. Contracts for unionized corrugated products plant employees expire between March 2010 and December 2014. We are currently in negotiations to renew or extend any union contracts that have recently expired or are expiring in the near future.

During 2009, we experienced no work stoppages and have experienced no instances of significant work stoppages in the five years prior to 2009. We believe we have satisfactory relations with our employees.

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

1. Resource Conservation and Recovery Act (RCRA)

2. Clean Water Act (CWA)

3. Clean Air Act (CAA)

4. The Emergency Planning and Community Right-to-Know-Act (EPCRA)

5. Toxic Substance Control Act (TSCA)

6. Safe Drinking Water Act (SDWA)

We believe that we are currently in material compliance with these and all applicable environmental rules and regulations. Because environmental regulations are constantly evolving, we have incurred, and will continue to incur, costs to maintain compliance with these and other environmental laws. For the year ended December 31, 2009, we spent approximately $26.4 million to comply with the requirements of these and other environmental laws. For the years ended December 31, 2008 and 2007, the costs of environmental compliance were approximately $23.5 million and $19.4 million, respectively. We work diligently to anticipate and budget for the impact of applicable environmental regulations, and do not currently expect that future environmental compliance obligations will materially affect our business or financial condition. Total capital costs for environmental matters were $0.4 million for 2009. We currently estimate 2010 environmental capital expenditures will be $1.2 million.

As is the case with any industrial operation, we have in the past incurred costs associated with the remediation of soil or groundwater contamination. From 1994 through 2009, remediation costs at our mills and converting plants totaled approximately $3.2 million. We do not believe that any ongoing remedial projects are material in nature. As of December 31, 2009, we maintained an environmental reserve of $9.1 million, which includes funds relating to on-site landfill and surface impoundments as well as ongoing and anticipated remedial projects. Of the $9.1 million reserve, $4.5 million is reserved for our landfill obligations, which are accounted for in accordance with Accounting Standards Codification (“ASC”) 410, “Asset Retirement and Environmental Obligations.” We believe these reserves are adequate.

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

As of this filing, we believe that it is not reasonably possible that future environmental expenditures above the $9.1 million accrued as of December 31, 2009 will have a material impact on our financial condition and results of operations.

While legislation regarding the regulation of greenhouse gas emissions has been proposed at the federal level, it is uncertain whether such legislation will be passed and, if so, what the breadth and scope of such legislation will be. The result of the regulation of greenhouse gas emissions could be an increase in our future environmental compliance costs, through caps, taxes or additional capital expenditures to modify facilities, which may be material. However, climate change legislation and the resulting future energy policy could also provide us with opportunities if the use of renewable energy is encouraged. We currently generate a significant portion of our power requirements for our mills using bark, black liquor and biomass as fuel, which are derived from renewable resources. Our energy optimization projects at the Counce and Valdosta linerboard mills are expected to nearly eliminate the use of fossil fuels at those facilities by the end of 2011, while providing more efficient power generation at those facilities. While we believe we are well-positioned to take advantage of any renewable energy incentives, it is uncertain what the ultimate costs and opportunities of any climate change legislation will be and how our business and industry will be affected.

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

PCA has supply agreements at market prices for wood fiber to be consumed at three of our four mills on approximately 352,000 acres of timberland. In addition to these supply agreements, PCA also secures wood fiber from various other sources at market prices.

PCA purchases recycled fiber for use at three of its four containerboard mills. PCA currently purchases, net of recycled fiber generated at its box plants, approximately 400,000 to 450,000 tons of recycled fiber per year. The amount of recycled fiber purchased each year depends on the prices of both recycled fiber and wood fiber as the company attempts to minimize total fiber costs.

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

We are subject to, and must comply with, a variety of federal, state and local environmental laws, particularly those relating to air and water quality, waste disposal and the cleanup of contaminated soil and groundwater. Because environmental regulations are constantly evolving, we have incurred, and will continue to incur, costs to maintain compliance with those laws. See Item 1. “Business — Environmental Matters” for certain estimates of expenditures we expect to make for environmental compliance in the next few years. Although we have established reserves to provide for known environmental liabilities as of the date of this filing, these reserves may change over time due to the enactment of new environmental laws or regulations or changes in existing laws or regulations, which might require additional significant environmental expenditures.

Investment Risks

Market Price of our Common Stock — The market price of our common stock may be volatile, which could cause the value of your investment to decline.

Securities markets worldwide periodically experience significant price declines and volume fluctuations. This market volatility, as well as general economic, market or political conditions, could reduce the market price of our common stock in spite of our operating performance. In addition, our operating results could be below the expectations of public market analysts and investors, and in response, the market price of our common stock could decrease significantly.

General Risks

Economic Conditions — Our earnings and cash generated from operations could be significantly lower if a severe downturn in the U.S. economy occurs.

Our operations and financial performance are directly impacted by changes in the U.S. economy, and to a lesser extent, by global economic conditions. The significant downturn in the U.S. economy began to impact our industry and PCA in the fourth quarter of 2008 and continued in 2009, lowering the demand for our products and our mill production. This lower demand and production reduced our revenues, increased our unit production costs, and lowered our earnings and our cash generated from operations. Demand for our products and PCA’s mill production improved during the second half of 2009, but it is uncertain if economic conditions will again deteriorate or continue to improve. In the event that economic conditions deteriorate, our operating and financial performance will be adversely impacted. Lower earnings and reduced cash flow could impact our ability to fund operations, capital requirements, and common stock dividend payments, and a prolonged and severe downturn could possibly impact our ability to comply with our debt covenants.

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

The table below provides a summary of our containerboard mills, the principal products produced and each mill’s annual practical maximum capacity based upon all of our paper machines’ production capabilities, as reported to the AF&PA:

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

We currently own our four containerboard mills and 44 of our corrugated manufacturing operations (37 corrugated plants and seven sheet plants). We also own one sawmill, an air-drying yard, one warehouse and miscellaneous other property, which includes sales offices and woodlands forest management offices. These sales offices and woodlands forest management offices generally have one to four employees and serve as administrative offices. PCA leases the space for three corrugated plants, 21 sheet plants, six regional design centers, and numerous other distribution centers, warehouses and facilities. The equipment in these leased facilities is, in virtually all cases, owned by PCA, except for forklifts and other rolling stock which are generally leased.

We lease the cutting rights to approximately 91,000 acres of timberland located near our Valdosta mill (80,000 acres) and our Counce mill (11,000 acres). On average, these cutting rights agreements have terms with approximately 15 years remaining.

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

No matters were submitted to a vote of security holders in the fourth quarter of 2009.

Item 4.1	EXECUTIVE OFFICERS OF THE REGISTRANT

Brief statements setting forth the age at February 17, 2010, the principal occupation, employment during the past five years, the year in which such person first became an officer of PCA, and other information concerning each of our executive officers appears below.

Paul T. Stecko is 65 years old and has served as Chief Executive Officer of PCA since January 1999 and as Chairman of PCA since March 1999. From November 1998 to April 1999, Mr. Stecko served as President and Chief Operating Officer of Tenneco Inc. From January 1997 to November 1998, Mr. Stecko served as Chief Operating Officer of Tenneco. From December 1993 through January 1997, Mr. Stecko served as President and Chief Executive Officer of Tenneco Packaging Inc. Prior to joining Tenneco Packaging, Mr. Stecko spent 16 years with International Paper Company. Mr. Stecko is a member of the board of directors of Tenneco Inc., Smurfit Kappa Group Limited, State Farm Mutual Insurance Company and American Forest and Paper Association.

Thomas A. Hassfurther is 54 years old and has served as Executive Vice President — Corrugated Products of PCA since September 2009 and as Senior Vice President, Sales and Marketing, Corrugated Products from February 2005 to September 2009. Mr. Hassfurther served as Vice President, Sales and Marketing, Corrugated

Products from March 1998 to February 2005. Prior to this he held various senior-level management and sales positions at Tenneco Packaging Inc. Mr. Hassfurther joined Tenneco Packaging in 1977. He currently serves as chairman of the Fibre Box Association.

Mark W. Kowlzan is 54 years old and has served as Senior Vice President — Containerboard of PCA since March 2002 and as Vice President from April 1999 to March 2002. From 1998 to April 1999, Tenneco Packaging Inc. employed Mr. Kowlzan as Vice President and General Manager — Containerboard and from May 1996 to 1998, as Operations Manager and Mill Manager of the Counce mill. Prior to joining Tenneco Packaging, Mr. Kowlzan spent 15 years at International Paper Company, where he held a series of operational positions within its mill organization.

Richard B. West is 57 years old and has served as Chief Financial Officer of PCA since March 1999 and as Senior Vice President since March 2002. From April 1999 to June 2007, Mr. West served as our Corporate Secretary. From April 1999 to March 2002, Mr. West served as Vice President and from March 1999 to June 1999, Mr. West also served as Treasurer of PCA. Mr. West served as Vice President of Finance — Paperboard Packaging of Tenneco Packaging Inc. from 1995 to April 1999. Prior to joining Tenneco Packaging, Mr. West spent 20 years with International Paper Company where he served as an Internal Auditor, Internal Audit Manager and Manufacturing Controller for the Printing Papers Group and Director/Business Process Redesign.

Thomas W.H. Walton is 50 years old and has served as Senior Vice President — Sales and Marketing, Corrugated Products since October 2009. Mr. Walton served as a Vice President and Area General Manager within the Corrugated Products Group since 1998, and prior to that time, has also held plant positions in production, sales and general management since 1981 when he joined Tenneco Packaging.

Stephen T. Calhoun is 64 years old and has served as Vice President, Human Resources of PCA since November 2002. From July 1997 to October 2002, Mr. Calhoun served as Director, Human Resources of Corporate and Containerboard Division. From April 1989 to July 1997, Mr. Calhoun was employed principally by Tenneco Packaging Inc. where he held the positions of Area Employee Relations Manager and Human Resources Manager. Prior to joining Tenneco Packaging in 1989, Mr. Calhoun spent 15 years with American Can Company where he held several human resources and manufacturing positions.

PART II

Item 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

PCA’s common stock is listed on the New York Stock Exchange under the symbol “PKG”. The following table sets forth the high and low sale prices and dividends as reported by the New York Stock Exchange during the last two years.

	2009			2008
	Sales Price		Dividends	Sales Price		Dividends
Quarter Ended	High	Low	Declared	High	Low	Declared

March 31	$15.49	$9.66	$0.15	$28.74	$19.84	$0.30
June 30	17.24	12.43	0.15	26.47	20.46	0.30
September 30	21.99	15.19	0.15	26.99	20.93	0.30
December 31	24.18	18.21	0.15	23.60	10.95	0.30

Stockholders

As of February 12, 2010, there were 97 holders of record of our common stock.

Dividend Policy

PCA expects to continue to pay regular cash dividends, although there is no assurance as to the timing or level of future dividend payments because they depend on future earnings, capital requirements and financial condition.

Sales of Unregistered Securities

No equity securities of PCA were sold by PCA during fiscal year 2009 which were not registered under the Securities Act of 1933.

Purchases of Equity Securities

Stock Repurchase Programs

On October 17, 2007, PCA announced that its Board of Directors had authorized a $150.0 million common stock repurchase program. There is no expiration date for the common stock repurchase program. Through December 31, 2009, the Company repurchased 3,818,729 shares of common stock for $85.0 million, which have been retired. No shares were repurchased during 2009.

Performance Graph

The graph below compares PCA’s cumulative 5-year total shareholder return on common stock with the cumulative total returns of the S&P 500 index; the S&P Midcap 400 index; and a customized peer group that includes three publicly-traded companies, which PCA competed with the entire five year period. These companies are International Paper Company, Smurfit-Stone Container Corp. and Temple Inland Inc. The graph tracks the performance of a $100 investment in our common stock, in each index, and in the peer group (including the reinvestment of all dividends) from December 31, 2004 through December 31, 2009. The stock price performance included in this graph is not necessarily indicative of future stock price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Packaging Corporation of America, The S&P 500 Index,
The S&P Midcap 400 Index And A Peer Group

*$100 invested on 12/31/04 in stock or index, including reinvestment of dividends.

Fiscal year ending December 31.
Copyright© 2010 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

	Cumulative Total Return
	12/04	12/05	12/06	12/07	12/08	12/09
Packaging Corporation of America	100.00	101.89	102.63	136.35	69.23	122.80
S & P 500	100.00	104.91	121.48	128.16	80.74	102.11
S & P Midcap 400	100.00	112.55	124.17	134.08	85.50	117.46
Peer Group	100.00	88.23	88.52	90.16	28.22	71.86

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

	For the Year Ended December 31,
	2009	2008	2007	2006	2005
	(In thousands, except per share data)

Statement of Income Data:
Net sales	$2,147,589	$2,360,493	$2,316,006	$2,187,046	$1,993,658
Net income	265,895	135,609	170,066	125,032	52,604
Net income per common share:
— basic	2.62	1.32	1.63	1.21	0.49
— diluted	2.60	1.31	1.61	1.20	0.49
Weighted average common shares outstanding:
— basic	101,577	102,753	104,483	103,599	107,334
— diluted	102,358	103,593	105,459	104,485	108,098
Cash dividends declared per common share	0.60	1.20	1.05	1.00	1.00
Balance Sheet Data:
Total assets	$2,152,840	$1,939,741	$2,035,857	$1,986,976	$1,973,298
Total debt obligations(1)	680,878	681,135	677,248	686,917	695,203
Stockholders’ equity	898,845	683,949	760,861	691,771	681,420

(1)	Total debt obligations include long-term debt, capital lease obligations, short-term debt and current maturities of long-term debt and capital lease obligations.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of historical results of operations and financial condition should be read in conjunction with the audited financial statements and the notes thereto which appear elsewhere in this report.

Overview

PCA is the fifth largest producer of containerboard and corrugated products in the United States, based on production capacity. We operate four containerboard mills and 68 corrugated products manufacturing plants throughout the United States. Approximately 80% of the containerboard tons produced at our mills are consumed in our corrugated products manufacturing plants. The remaining 20% is sold to domestic customers or the export market. We produce a wide variety of corrugated products ranging from basic corrugated shipping containers to specialized packaging such as wax-coated boxes for the agriculture industry. We also have multi-color printing capabilities to make high-impact graphics boxes and displays that offer our customers more attractive packaging.

In analyzing our operating performance, we focus on the following factors that affect our business and are important to consider when reviewing our financial and operating results:

•	containerboard and corrugated products demand;

•	corrugated products and containerboard pricing and mix;

•	cost trends and volatility for our major costs, including wood and recycled fiber, purchased fuels, electricity, labor and fringe benefits and transportation costs; and

•	cash flow from operations and capital expenditures.

Historically, supply and demand, as well as industry-wide inventory levels, have influenced prices of containerboard and corrugated products. In addition to U.S. shipments, approximately 10% of domestically produced containerboard has been exported for use in other countries.

The market for containerboard and corrugated products is generally subject to changes in the U.S. economy. The severe downturn in the economy began to significantly impact demand in the fourth quarter of 2008 and continued in 2009, with industry-wide corrugated products shipments down 7.7% in 2009 compared to 2008. The industry, as well as PCA, began to see some improvement in demand as the economy improved. For the year, our corrugated products shipments were down only 4.6% compared to 2008 and steadily improved beginning in the second quarter of 2009. PCA mills ran to demand during the year at 94% of capacity after taking over 150,000 tons of downtime, both market and maintenance related. Compared to 2008, our mill production was down almost 100,000 tons. Industry supply and demand for containerboard was in balance, and industry containerboard inventories at the end of December 2009 were 2,139,000 tons, the lowest December inventory level since 1980.

Prices for containerboard and corrugated products were lower during 2009 compared to 2008, with industry published prices for containerboard dropping $70 per ton. From January 2009 through May 2009, prices dropped $60 per ton, and prices dropped an additional $10 per ton in September 2009. Containerboard prices subsequently increased in January 2010, with industry published prices up $50 per ton, except for West coast shipments which increased $70 per ton.

Lower pricing as well as lower demand resulting from the economic downturn negatively impacted PCA’s 2009 earnings but these factors were partially offset by lower energy, transportation and input costs. Our costs for purchased fuels averaged approximately 22% lower for the full year 2009 compared to 2008, while transportation costs decreased 12% from prior year levels. Electricity costs, which typically lag fuel cost changes, rose slightly on average in 2009 as producers tried to recoup 2008 fuel cost increases in the beginning of 2009. By the fourth quarter of 2009, electricity costs were below the prior year levels. Published recycled fiber costs decreased, on average, 44% compared to 2008. Since the end of the year, however, recycled fiber costs have rebounded sharply, and have more than doubled from the 2009 average. Wood fiber costs in 2009 were lower than they were in 2008 on average; however, in the fourth quarter poor weather conditions in the Southern U.S. made it difficult to access wood fiber, driving wood costs to higher levels. Average chemical costs for full year 2009 were comparable to 2008 with costs being higher than the previous year in the first half of 2009 and lower in the second half of 2009.

Our earnings for 2009 also benefitted from alternative fuel mixture tax credits, which are fully described in Note 15 to the consolidated financial statements. The alternative fuel mixture tax credit expired on December 31, 2009.

In the first quarter of 2010, we expect higher containerboard and box prices from announced price increases, but most of the earnings benefit will not be realized until the second quarter when the price increase has been passed through to box customers. We expect mill downtime and higher operating costs from our annual maintenance outage at Counce and our Valdosta mill outage for work related to our energy optimization project. Much higher recycled fiber costs, higher energy costs associated with colder weather, a higher effective tax rate and higher timing-related benefit costs are also expected in the first quarter. Considering all these items, we estimate our first quarter earnings will be lower than our fourth quarter earnings of $16 million, which excludes net income of $44 million from alternative fuel mixture tax credits and a $1 million after tax charge from asset disposals related to the energy optimization projects.

Results of Operations

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

The historical results of operations of PCA for the years ended December 31, 2009 and 2008 are set forth below:

	For the Year Ended
	December 31,
	2009	2008	Change
	(In millions)

Net sales	$2,147.6	$2,360.5	$(212.9)

Income from operations	$352.5	$241.8	$110.7
Interest expense, net	(35.5)	(31.7)	(3.8)

Income before taxes	317.0	210.1	106.9
Provision for income taxes	(51.1)	(74.5)	23.4

Net income	$265.9	$135.6	$130.3

Net Sales

Net sales decreased by $212.9 million, or 9.0%, for the year ended December 31, 2009 from the year ended December 31, 2008. Net sales decreased primarily due to the impact of lower sales volume ($145.5 million) and decreased sales prices of corrugated products and containerboard ($67.4 million).

Total corrugated products volume sold decreased 4.6% to 28.9 billion square feet in 2009 compared to 30.3 billion square feet in 2008. On a comparable shipment-per-workday basis, corrugated products sales volume decreased 3.8% in 2009 from 2008. Shipments-per-workday is calculated by dividing our total corrugated products volume during the year by the number of workdays within the year. The larger percentage decrease, on a total shipments basis, was due to the fact that 2009 had two fewer workdays (250 days), those days not falling on a weekend or holiday, than 2008 (252 days). Containerboard sales volume to external domestic and export customers decreased 9.9% to 431,000 tons for the year ended December 31, 2009 from 478,000 tons in 2008. Outside sales of both corrugated products and containerboard began 2009 with significantly lower volumes compared to 2008 and steadily improved throughout the year.

Income from Operations

Income from operations increased by $110.7 million, or 45.8%, for the year ended December 31, 2009 compared to 2008 primarily attributable to the alternative fuel mixture tax credit of $168.4 million described in Note 15 to the consolidated financial statements. Excluding the alternative fuel mixture tax credit, income from operations decreased $57.8 million for full year 2009, which was primarily attributable to decreased sales prices of corrugated products and containerboard ($67.4 million), lower sales volume ($52.5 million) and increased labor and fringe benefit costs ($8.0 million), partially offset by decreased costs of energy ($24.5 million), transportation ($23.7 million), recycled fiber ($18.9 million) and wood fiber costs ($3.5 million).

Gross profit decreased $64.8 million, or 13.2%, for the year ended December 31, 2009 from the year ended December 31, 2008. Gross profit as a percentage of net sales decreased from 20.8% of net sales in the year ended December 31, 2008 to 19.9% of net sales in the year ended December 31, 2009 primarily due to the decreases of sales prices and volume described previously.

Selling and administrative expenses were essentially unchanged, up 0.1%, for the year ended December 31, 2009 from the year ended December 31, 2008.

Corporate overhead for the year ended December 31, 2009 decreased $6.5 million, or 10.6%, from the year ended December 31, 2008. The decrease was primarily attributable to lower salary and fringe benefit expenses ($5.9 million) and other items which were individually insignificant.

Other expense, net, decreased $0.7 million, or 4.7% for the year ended December 31, 2009 compared to the year ended December 31, 2008. The decrease was primarily due to lower legal related costs ($1.6 million), partially offset by increased fixed asset disposal costs ($0.8 million).

Interest Expense, Net and Income Taxes

Interest expense, net of interest income, increased by $3.8 million, or 12.0%, for the year ended December 31, 2009 compared to the year ended December 31, 2008, due to lower interest rates on our investments, which reduced interest income by $5.0 million in 2009 compared to 2008.

PCA’s total effective tax rate was 16.1% for the year ended December 31, 2009 and 35.5% for the year ended December 31, 2008. The effective tax rate in 2009 varies from the U.S. federal statutory tax rate of 35.0% principally due to the impact of the alternative fuel mixture tax credit, state and local income taxes and the domestic manufacturers’ deduction. PCA had no material changes to its uncertain tax positions under ASC 740, “Income Taxes,” in 2009.

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

Interest Expense, Net and Income Taxes

Interest expense, net of interest income, increased by $6.1 million, or 23.8%, for the year ended December 31, 2008 compared to the full year 2007, primarily as a result of lower interest income ($6.2 million) earned on PCA’s cash equivalents and partially offset by lower interest expense ($0.1 million) related to PCA’s outstanding debt balances. The $6.2 million decrease in interest income was due both to lower interest income rates and lower cash balances during 2008 compared to 2007. The $0.1 million decrease in interest expense was due to a $2.4 million decrease in interest expense related to the Company’s receivables credit facility due to lower interest rates and a $1.4 million decrease in term loan interest expense as a result of the repayment of the term loan in March 2008. This was almost completely offset by a $3.7 million increase in interest expense related to PCA’s senior notes as a result of the issuance in March 2008 of the 6 1/2% notes due 2018, the proceeds of which were used to repay the 4 3/8% notes due August 2008.

PCA’s effective tax rate was 35.5% for the year ended December 31, 2008 and 36.5% for the year ended December 31, 2007. The effective tax rate varies from the U.S. federal statutory tax rate of 35.0% principally due to the impact of state and local income taxes offset by the domestic manufacturers’ deduction. The Company had no material changes to its uncertain tax positions under ASC 740, “Income Taxes,” in 2008.

Liquidity and Capital Resources

	For the Year Ended December 31,
	2009	2008	2007
	(In millions)

Net cash provided by (used for):
Operating activities	$306.1	$269.3	$300.1
Investing activities	(119.3)	(134.5)	(113.2)
Financing activities	(75.5)	(213.5)	(120.6)

Net increase (decrease) in cash	$111.3	$(78.7)	$66.3

Operating Activities

Net cash provided by operating activities increased $36.8 million, or 13.7%, to $306.1 million for the year ended December 31, 2009 compared to the year ended December 31, 2008. Net income, excluding income from alternative fuel mixture tax credits (described in Note 15 to the financial statements included in this report), was $94.6 million for 2009 compared to $135.6 million for 2008, a decrease of $41.0 million that reduced net cash provided by operating activities by the same amount. This decrease, however, was more than offset by reduced operating cash requirements, including a $48.4 million net reduction in federal tax payments after applying alternative fuel mixture tax credits. During 2009, PCA’s cash taxes paid for both federal and state income taxes were $22.3 million. Additionally, requirements for operating assets and liabilities were lower by $33.9 million in 2009 compared to 2008, driven for the most part by receivables and payables levels, both of which were impacted by the economic downturn. This was partially offset by higher pension contributions in 2009. Cash requirements for operating activities are subject to PCA’s operating needs, the timing of collection of receivables and payments of payables and expenses, and seasonal fluctuations in the Company’s operations.

Net cash provided by operating activities decreased $30.8 million, or 10.3% to $269.3 million for the year ended December 31, 2008 compared to the year ended December 31, 2007. The decrease in net cash provided by operating activities was primarily the result of lower net income in 2008 of $34.5 million, partially offset by lower requirements for operating assets and liabilities of $1.5 million. Changes in balances of operating assets and liabilities reflected the ordinary course of operation of PCA’s business during 2008. Requirements for operating assets and liabilities are subject to PCA’s operating needs, the timing of collection of receivables and the payments of payables and expenses, and to seasonal fluctuations in PCA’s operations. Working capital requirements were affected by the weak business conditions and significantly lower than expected demand for containerboard and corrugated products during the fourth quarter of 2008, resulting in a net increase in the requirements for accounts payable, accrued liabilities and accounts receivable of $32.6 million for the three months ended December 31, 2008 compared to the same period in 2007. During 2008, PCA’s cash taxes paid for both federal and state income taxes were $89.4 million.

Investing Activities

Net cash used for investing activities decreased $15.2 million, or 11.3%, to $119.3 million for the year ended December 31, 2009 compared to the year ended December 31, 2008. The decrease was due to lower additions to property, plant and equipment of $18.8 million in 2009 compared to 2008, which was partially offset by a $3.1 million acquisition completed during the third quarter of 2009 as described in Note 17 to the financial statements.

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

As of December 31, 2009, PCA had commitments for general purpose capital expenditures of $198.1 million for 2010, including $156.3 million for the major energy projects at its Counce and Valdosta mills. PCA believes that cash-on-hand combined with cash flow from operations and alternative fuel mixture credits receivable will be sufficient to fund these commitments.

Financing Activities

Net cash used for financing activities totaled $75.5 million for the year ended December 31, 2009, a decrease of $138.0 million, or 64.7%, compared to the same period in 2008. The difference was primarily attributable to lower debt payments of $169.7 million in 2009, partially offset by $145.2 million in net proceeds received from PCA’s notes offering in 2008 described below. Additionally, PCA made no common stock repurchases in 2009 compared to $65.7 million in repurchases of PCA common stock during 2008, and lower common stock dividends of $76.9 million paid in 2009 compared to $125.1 million paid in 2008.

Net cash used for financing activities totaled $213.5 million for the year ended December 31, 2008, an increase of $92.9 million, or 77.0%, from the year ended December 31, 2007. The increase was primarily attributable to higher debt payments of $160.2 million, higher repurchases of PCA common stock of $35.1 million, $20.0 million in additional dividends paid on PCA’s common stock and lower proceeds from the issuance of common stock upon exercise of stock options of $21.9 million during 2008 compared to 2007, partially offset by $145.2 million in net proceeds received from PCA’s notes offering .

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

PCA holds an approximate 29% equity ownership interest in STV. PCA did not receive any dividends from STV in 2009, 2008 or 2007.

On November 29, 2000, PCA established an on-balance sheet securitization program for its trade accounts receivable. To effectuate this program, PCA formed a wholly-owned limited purpose subsidiary, Packaging Credit Company, LLC, or PCC, which in turn formed a wholly-owned, bankruptcy-remote, special-purpose subsidiary, Packaging Receivables Company, LLC, or PRC, for the purpose of acquiring receivables from PCC. Both of these entities are included in the consolidated financial statements of PCA. Under this program, PCC purchases on an ongoing basis substantially all of the receivables of PCA and sells such receivables to PRC. PRC and lenders established a $150.0 million receivables-backed revolving credit facility through which PRC obtains funds to purchase receivables from PCC. The receivables purchased by PRC are and will be solely the property of PRC. In the event of a liquidation of PRC, the creditors of PRC would be entitled to satisfy their claims from PRC’s assets prior to any distribution to PCC or PCA. Credit available under the receivables credit facility is on a borrowing-base formula. As a result, the full amount of the facility may not be available at all times. On April 15, 2009, PCA extended its receivables credit facility through April 14, 2010. As of December 31, 2009, $109.0 million was outstanding. The highest outstanding principal balance under the receivables credit facility during fiscal 2009 was $109.0 million.

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

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements as of December 31, 2009 that would require disclosure under SEC FR-67, “Disclosure in Management’s Discussion and Analysis About Off-Balance Sheet Arrangements and Aggregate Contractual Obligations.”

Contractual Obligations

The following table summarizes PCA’s contractual obligations at December 31, 2009:

	Payments Due by Period
		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(In thousands)

Receivables credit facility	$109,000	$109,000	$—	$—	$—
5 3/4% senior notes (due August 1, 2013)	400,000	—	—	400,000	—
6 1/2% senior notes (due March 15, 2018)	150,000	—	—	—	150,000

Total short-term and long-term debt	659,000	109,000	—	400,000	150,000
Capital lease obligations	41,287	2,202	4,404	4,404	30,277
Operating leases	108,052	28,162	42,519	19,299	18,072
Capital commitments	198,090	198,090	—	—	—
Purchase commitments	44,572	6,951	9,601	2,972	25,048
Letters of credit	18,832	18,832	—	—	—
Pension contributions	14,000	14,000	—	—	—

Total contractual obligations	$1,083,833	$377,237	$56,524	$426,675	$223,397

The above table excludes unamortized debt discount of $1.3 million at December 31, 2009 and interest payments on debt outstanding. Based on interest rates in effect and long-term debt balances outstanding as of December 31, 2009, projected contractual interest payments would be approximately $34.9 million in 2009 and for each future year. For the purpose of this disclosure, PCA’s variable and fixed rate long-term debt would be replaced at maturity with similar long-term debt and similar interest rates. This disclosure does not attempt to predict changes in interest rates. See Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” for the impact of changes in interest rates on PCA’s future cash flows.

The operating lease commitments, capital commitments, purchase commitments and letters of credit are not reflected on PCA’s consolidated balance sheet as of December 31, 2009. See Notes 8 and 12 to the audited consolidated financial statements for additional information. PCA currently does not have any projections for future pension contributions beyond 2010. See Note 6 to the audited consolidated financial statements for additional information.

As of December 31, 2009, the Company’s expected payment for significant contractual obligations excludes $9.0 million of obligations for unrecognized tax benefits because the Company cannot make a reasonably reliable estimate of the period of cash settlement for such liability. See Note 14 to the audited consolidated financial statements for additional information.

PCA’s primary sources of liquidity are net cash provided by operating activities, borrowings under PCA’s revolving credit facility and additional borrowings under PCA’s receivables credit facility. As of December 31, 2009, PCA had $172.2 million in unused borrowing capacity under its existing credit facilities, net of the impact on this borrowing capacity of $18.8 million of outstanding letters of credit. Currently, PCA’s primary uses of cash are for operations, capital expenditures, debt service and declared common stock dividends, which it expects to be able to fund from these sources.

The following table provides the outstanding balances and the weighted average interest rates as of December 31, 2009 for PCA’s revolving credit facility, the receivables credit facility and the senior notes:

	Balance at		Projected Annual
	December 31,	Weighted Average	Cash Interest
Borrowing Arrangement	2009	Interest Rate	Payments
	(Dollars in thousands)

Revolving Credit Facility	$—	N/A	N/A
Receivables Credit Facility	109,000	1.97	$2,148
5 3/4% Senior Notes (due August 1, 2013)	400,000	5.75	23,000
6 1/2% Senior Notes (due March 15, 2018)	150,000	6.50	9,750

Total	$659,000	5.30%	$34,898

The above table excludes unamortized debt discount of $1.3 million at December 31, 2009. It also excludes from the projected annual cash interest payments, the non-cash income from the annual amortization of the $22.8 million received in July 2003 and the non-cash expense from the annual amortization of the $4.4 million paid in March 2008 to settle the treasury locks related to the 5 3/4% senior notes due 2013 and the 6 1/2% senior notes due 2018. The amortization is being recognized over the terms of the 5 3/4% senior notes due 2013 and the 6 1/2% senior notes due 2018 and is included in interest expense, net.

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

In addition, PCA must maintain minimum net worth and maximum debt to total capitalization and minimum interest coverage ratios under the revolving credit facility. A failure to comply with the restrictions contained in the revolving credit facility could lead to an event of default, which could result in an acceleration of any outstanding indebtedness and/or prohibit PCA from drawing on the revolving credit facility. Such an acceleration may also constitute an event of default under the senior notes indentures and the receivables credit facility. At December 31, 2009, PCA was in compliance with these covenants.

PCA currently expects to incur capital expenditures of $300.0 million in 2010, including up to $200.0 million for major energy optimization projects at its Counce and Valdosta mills. The remaining $100.0 million in expenditures will be used primarily for maintenance capital, cost reduction, business growth and environmental compliance.

PCA believes that net cash generated from operating activities, available cash reserves and alternative fuel mixture tax credit receivable, and available borrowings under its committed credit facilities and available capital through access to capital markets will be adequate to meet its liquidity and capital requirements, including payments of any declared common stock dividends, for the foreseeable future. As its debt or credit facilities become due, PCA will need to repay, extend or replace such facilities, which will be subject to future economic conditions and financial, business and other factors, many of which are beyond PCA’s control.

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

PCA believes that it is currently in material compliance with these and all applicable environmental rules and regulations. Because environmental regulations are constantly evolving, the Company has incurred, and will continue to incur, costs to maintain compliance with these and other environmental laws. The Company works diligently to anticipate and budget for the impact of applicable environmental regulations, and does not currently expect that future environmental compliance obligations will materially affect its business or financial condition. For the year ended December 31, 2009, we spent approximately $26.4 million to comply with the requirements of these and other environmental laws. For the years ended December 31, 2008 and 2007, the costs of environmental compliance were approximately $23.5 million and $19.4 million, respectively.

As is the case with any industrial operation, PCA has, in the past, incurred costs associated with the remediation of soil or groundwater contamination, as required by the federal Comprehensive Environmental Response, Compensation and Liability Act, commonly known as the federal “Superfund” law, and analogous state laws. Cleanup requirements arise with respect to properties the Company currently owns or operates, former facilities and off-site facilities where the Company has disposed of hazardous substances. As part of the April 12, 1999 transaction, Pactiv has agreed to retain all liability for all former facilities and all sites associated with pre-closing off-site waste disposal. Pactiv has also retained environmentally impaired real property in Filer City, Michigan unrelated to current mill operations.

Because liability for remediation costs under environmental laws is strict, meaning that liability is imposed without fault, joint and several, meaning that liability is imposed on each party without regard to contribution, and retroactive, PCA could receive notifications of cleanup liability in the future and this liability could be material. From 1994 through 2009, remediation costs at PCA’s mills and corrugated plants totaled approximately $3.2 million. As of December 31, 2009, PCA maintained an environmental reserve of $9.1 million relating to on-site landfills and surface impoundments as well as ongoing and anticipated remedial projects. Total capital costs for environmental matters were $0.4 million for 2009, and the Company currently estimates 2010 environmental capital expenditures will be $1.2 million. As of this filing, the Company believes that it is not reasonably possible that future environmental expenditures above the $9.1 million accrued as of December 31, 2009 will have a material impact on its financial condition, results of operations and cash flows.

While legislation regarding the regulation of greenhouse gas emissions has been proposed at the federal level, it is uncertain whether such legislation will be passed and, if so, what the breadth and scope of such legislation will be. The result of the regulation of greenhouse gas emissions could be an increase in our future environmental compliance costs, through caps, taxes or additional capital expenditures to modify facilities, which may be material. However, climate change legislation and the resulting future energy policy could also provide us with opportunities if the use of renewable energy is encouraged. We currently generate a significant portion of our power requirements for our mills using bark, black liquor and biomass as fuel, which are derived from renewable resources. Our energy optimization projects at the Counce and Valdosta linerboard mills are expected to nearly eliminate the use of fossil fuels at those facilities by the end of 2011, while providing more efficient power generation at those facilities. While we believe we are well-positioned to take advantage of any renewable energy incentives, it is uncertain what the ultimate costs and opportunities of any climate change legislation will be and how our business and industry will be affected.

Critical Accounting Policies

Management’s discussion and analysis of PCA’s financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, PCA evaluates its estimates, including those related to bad debts, inventories, goodwill and intangible assets, pensions and other postretirement benefits, income taxes, environmental liabilities, stock based compensation, and contingencies and litigation. PCA bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

PCA believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements. For a further discussion on the application of these and other accounting policies, see Note 2 to its consolidated financial statements included elsewhere in this report.

Accounts Receivable — Allowance for Doubtful Accounts and Customer Deductions

PCA evaluates the collectibility of its accounts receivable based upon a combination of factors. In circumstances where the Company is aware of a specific customer’s inability to meet its financial obligations (e.g., bankruptcy filings, substantial downgrading of credit sources), PCA records a specific reserve for bad debts against amounts due to reduce the net recorded receivable to the amount the Company reasonably believes will be collected. For all other customers, the Company recognizes reserves for bad debts based on its historical collection experience. If the Company’s collection experience deteriorates (i.e., higher than expected defaults or an unexpected material adverse change in a major customer’s ability to meet its financial obligations), PCA’s estimates of the recoverability of amounts due could be reduced by a material amount.

The customer deductions reserve represents the estimated amount required for customer returns, allowances and earned discounts. Based on PCA’s experience, customer returns, allowances and earned discounts have averaged 1.0% of its gross selling price. Accordingly, the Company reserves 1.0% of its open customer accounts receivable balance for these items.

As of December 31, 2009, the balance in the allowance for doubtful accounts reserve was $3.9 million, compared to $4.4 million at December 31, 2008. Bad debt expense in 2009 was $1.5 million, compared to $4.2 million in 2008. The decrease in bad debt expense of $2.7 million was primarily attributable to a $1.4 million decrease in expense related to customers who had filed for bankruptcy and a recovery of $1.4 million from one customer that had previously filed for bankruptcy. For the year ended December 31, 2008, bad debt expense was $4.2 million compared to $0.1 million in 2007. The increase in bad debt expense of $4.1 million was primarily attributable to a $2.7 million increase in expense related to customers who had filed for bankruptcy and an increase of $1.1 million reserved for specific customers at the 90% level of their accounts receivable balance as of December 31, 2008.

Inventories

PCA records its inventories at the lower of cost or market and includes all costs directly associated with manufacturing products: materials, labor and manufacturing overhead. The estimated market value is based on assumptions for future demand and related pricing. If actual market conditions are less favorable than those projected by management, reductions in the carrying value of inventories may be required. Raw materials, work in process and finished goods valued using the last-in, first-out (“LIFO”) cost method comprised 62% and 64% of inventories at current cost at December 31, 2009 and 2008, respectively. Supplies and materials inventories are valued using a moving average cost.

Pension and Postretirement Benefits

The Company accounts for defined benefit pension plans and postretirement plans in accordance with Accounting Standards Codification (“ASC”) 715, “Compensation — Retirement Benefits.”

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

The discount rate assumptions used to calculate net periodic pension and postretirement costs reflect the rates available on high-quality, fixed-income debt instruments on December 31. The rate of compensation increase is another significant assumption used to calculate net periodic pension cost and is determined by PCA based upon annual reviews.

For postretirement health care plan accounting, PCA reviews external data and its own historical trends for health care costs to determine the health care cost trend rate assumption.

Environmental Liabilities

PCA accounts for its retirement obligations related to its landfills under ASC 410, “Asset Retirement and Environmental Obligations,” which requires legal obligations associated with the retirement of long-lived assets to be recognized at their fair value at the time that the obligations are incurred. Upon initial recognition of a liability, that cost is capitalized as part of the related long-lived asset and amortized to expense over the useful life of the asset.

The potential costs for various environmental matters are uncertain due to such factors as the unknown magnitude of possible cleanup costs, the complexity and evolving nature of governmental laws and regulations and their interpretations, and the timing, varying costs and effectiveness of alternative cleanup technologies. Liabilities recorded for environmental contingencies are estimates of the probable costs based upon available information and assumptions. Because of these uncertainties, however, the Company’s estimates may change. PCA believes that any additional costs identified as further information becomes available would not have a material effect on its financial statements.

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

Stock-Based Compensation

PCA measures and records stock-based compensation cost in accordance with ASC 718, “Compensation — Stock Compensation.” Stock compensation cost includes: (a) compensation cost for all share-based payments granted prior to, but not vested as of January 1, 2006, the effective date of ASC 718, and (b) compensation costs for all share-based payments granted subsequent to January 1, 2006. The grant date fair value is estimated in accordance with the provisions of ASC 718.

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

Inherent in determining the annual tax rate are judgments regarding business plans, planning opportunities and expectations about future outcomes. Significant management judgments are required for the following items:

•	Management reviews PCA’s deferred tax assets for realizability. Valuation allowances are established when management believes that it is more likely than not that some portion of the deferred tax assets will not be realized. Changes in valuation allowances from period to period are included in the tax provision.

•	PCA establishes accruals for uncertain tax contingencies when, despite the belief that PCA’s tax return positions are fully supported, PCA believes that an uncertain tax position does not meet the recognition threshold of ASC 740, “Income Taxes.” The tax contingency accruals are adjusted in light of changing facts and circumstances, such as the progress of tax audits, the expiration of the statute of limitations for the relevant taxing authority to examine a tax return, case law and emerging legislation. While it is difficult to predict the final outcome or timing of resolution for any particular tax matter, PCA believes that the accruals for uncertain tax contingencies at December 31, 2009 reflect the likely outcome of known tax contingencies as of such date in accordance with uncertain tax positions under ASC 740.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

PCA is exposed to the impact of interest rate changes and changes in the market value of its financial instruments. PCA periodically enters into derivatives in order to minimize these risks, but not for trading purposes. For a discussion of derivatives and hedging activities, see Note 2 to PCA’s consolidated financial statement included elsewhere in the report.

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

Prior to filing this report, PCA completed an evaluation under the supervision and with the participation of PCA’s management, including PCA’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of PCA’s disclosure controls and procedures as of December 31, 2009. The evaluation of PCA’s disclosure controls and procedures included a review of the controls’ objectives and design, PCA’s implementation of the controls and the effect of the controls on the information generated for use in this report. Based on this evaluation, PCA’s Chief Executive Officer and Chief Financial Officer concluded that PCA’s disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2009.

During the quarter ended December 31, 2009, there were no changes in internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, PCA’s internal control over financial reporting.

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

PCA’s management, under the supervision of and with the participation of the Chief Executive Officer and Chief Financial Officer, assessed the Company’s internal control over financial reporting as of December 31, 2009, based on criteria for effective control over financial reporting described in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, PCA’s management concluded that its internal control over financial reporting was effective as of December 31, 2009, based on the specified criteria.

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

The following information required by this Item 10 will be included in PCA’s Proxy Statement for the 2010 Annual Meeting of Stockholders and is incorporated by reference herein:

•	Information regarding PCA’s directors included under the caption “Election of Directors”

•	Information regarding PCA’s Audit Committee and financial experts included under the caption “Election of Directors — Audit Committee”

•	Information regarding PCA’s code of ethics included under the caption “Election of Directors — Code of Ethics”

•	Information regarding PCA’s stockholder nominating procedures included under the captions “Election of Directors — Nominating and Governance Committee,” “Other Information — Recommendations for Board — Nominated Director Nominees,” and “Other Information — Procedures for Nominating Directors or Bringing Business Before the 2010 Annual Meeting”

•	Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance”

Item 11.	EXECUTIVE COMPENSATION

Information with respect to executive compensation required by this Item 11 will be included in PCA’s Proxy Statement under the captions “Compensation Discussion and Analysis,” “Executive Officer and Director Compensation” (including all subcaptions and tables thereunder) and “Board Committees — Compensation Committee” and is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information with respect to security ownership of certain beneficial owners and management required by this Item 12 will be included in PCA’s Proxy Statement under the caption “Ownership of Our Stock” and is incorporated herein by reference.

Authorization of Securities under Equity Compensation Plans.  Securities authorized for issuance under equity compensation plans at December 31, 2009 are as follows:

Number of
Securities
	Number of	Weighted	Remaining
	Securities to	Average	Available for
	be Issued	Exercise	Future
	Upon Exercise of	Price of	Issuance
	Outstanding	Outstanding	Under Equity
	Options and	Options and	Compensation
Plan Category	Rights	Rights	Plans(a)

Equity compensation plans approved by security holders	1,973,301	$20.92	2,010,817
Equity compensation plans not approved by security holders	—	—	—

Total	1,973,301	$20.92	2,010,817

(a)	Excludes securities reflected in the first column, “Number of securities to be issued upon exercise of outstanding options and rights.”

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

(2) Financial Statement Schedule.

The following consolidated financial statement schedule of PCA for the years ended December 31, 2009, 2008 and 2007 is included in this report.

Schedule II — Packaging Corporation of America — Valuation and Qualifying Accounts.

	Balance				Balance
	Beginning of	Charged to			End of
Description	Year	Expenses	Deductions		Year
		(Dollars in thousands)

Year ended December 31, 2009:
Deducted from assets accounts:
Allowance for doubtful accounts	$4,355	$1,506	$(1,952	)(1)	$3,909
Reserve for customer deductions	2,507	22,683	(22,751	)(2)	2,439

Total	$6,862	$24,189	$(24,703)		$6,348

Year ended December 31, 2008:
Deducted from assets accounts:
Allowance for doubtful accounts	$2,917	$4,162	$(2,724	)(1)	$4,355
Reserve for customer deductions	2,734	23,767	(23,994	)(2)	2,507

Total	$5,651	$27,929	$(26,718)		$6,862

Year ended December 31, 2007:
Deducted from assets accounts:
Allowance for doubtful accounts	$3,827	$105	$(1,015	)(1)	$2,917
Reserve for customer deductions	2,636	24,732	(24,634	)(2)	2,734

Total	$6,463	$24,837	$(25,649)		$5,651

(1)	Consists primarily of uncollectable accounts written off, net of recoveries, during the year.

(2)	Consists primarily of discounts taken by customers during the year.

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions, are inapplicable or not material, or the information called for thereby is otherwise included in the financial statements or the accompanying notes to the financial statements and therefore, have been omitted.

(b)	Exhibits

Exhibit
Number	Description

2.1	Contribution Agreement, dated as of January 25, 1999, among Pactiv Corporation (formerly known as Tenneco Packaging Inc.) (“Pactiv”), PCA Holdings LLC (“PCA Holdings”) and Packaging Corporation of America (“PCA”). (Incorporated herein by reference to Exhibit 2.1 to PCA’s registration Statement on Form S-4, Registration No. 333-79511).
2.2	Letter Agreement Amending the Contribution Agreement, dated as of April 12, 1999, among Pactiv, PCA Holdings and PCA. (Incorporated herein by reference to Exhibit 2.2 to PCA’s Registration Statement on Form S-4, Registration No. 333-79511).
3.1	Restated Certificate of Incorporation of PCA. (Incorporated herein by reference to Exhibit 3.1 to PCA’s Registration Statement on Form S-4, Registration No. 333-79511).
3.2	Certificate of Amendment to Restated Certificate of Incorporation of PCA. (Incorporated herein by reference to Exhibit 3.2 to PCA’s Registration Statement on Form S-4, Registration No. 333-109437.)
3.3	Amended and Restated By-laws of PCA. (Incorporated herein by reference to Exhibit 3.1 to PCA’s Current Report on Form 8-K filed December 5, 2008, File No. 1-15399.)
4.1	Form of certificate representing shares of common stock. (Incorporated herein by reference to Exhibit 4.9 to PCA’s Registration Statement on Form S-1, Registration No. 333-86963.)

Exhibit
Number	Description

4.2	Indenture, dated as of July 21, 2003, between PCA and U.S. Bank National Association. (Incorporated herein by reference to Exhibit 4.2 to PCA’s Quarterly Report on Form 10-Q for the period ended June 30, 2003, File No. 1-15399.)
4.3	First Supplemental Indenture, dated as of July 21, 2003, between PCA and U.S. Bank National Association. (Incorporated herein by reference to Exhibit 4.3 to PCA’s Quarterly Report on Form 10-Q for the period ended June 30, 2003, File No. 1-15399.)
4.4	Form of Rule 144A Global Note. (Incorporated herein by reference to Exhibit 4.5 to PCA’s Quarterly Report on Form 10-Q for the period ended June 30, 2003, File No. 1-15399.)
4.5	Officers’ Certificate, dated March 25, 2008, pursuant to Section 301 of the Indenture, dated July 21, 2003, by and between PCA and U.S. Bank National Association (Incorporated herein by reference to Exhibit 4.1 to PCA’s Current Report on Form 8-K filed March 25, 2008, File No. 1-15399.)
4.6	6.50% Senior Notes due 2018. (Incorporated herein by reference to Exhibit 4.2 to PCA’s Current Report on Form 8-K filed March 25, 2008, File No. 1-15399.)
10.1	Five Year Credit Agreement, dated as of April 15, 2008, by and among PCA and the lenders and agents named therein. (Incorporated herein by reference to Exhibit 10.1 to PCA’s Current Report on Form 8-K filed April 18, 2008, File No. 1-15399.)
10.2	Amended and Restated Credit and Security Agreement, dated as of September 19, 2008, by and among PCA and the lenders and agents named therein. (Incorporated herein by reference to Exhibit 10.1 to PCA’s Current Report on Form 8-K filed September 25, 2008, File No. 1-15399.)
10.3	Amendment No. 1 to Amended and Restated Credit and Security Agreement, dated as of April 14, 2009, by and among PCA and the lenders and agents named therein. (Incorporated herein by reference to Exhibit 10.1 to PCA’s Current Report on Form 8-K filed April 16, 2009, File No. 1-15399.)
10.4	Receivables Sale Agreement, dated as of November 29, 2000, between PCC and PCA. (Incorporated herein by reference to Exhibit 10.24 to PCA’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, File No. 1-15399.)
10.5	Purchase and Sale Agreement, dated as of November 29, 2000, between PCC and PRC. (Incorporated herein by reference to Exhibit 10.25 to PCA’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001. File No. 1-15399)
10.6	Not used.
10.7	Not used.
10.8	Packaging Corporation of America Thrift Plan for Hourly Employees and First Amendment of Packaging Corporation of America Thrift Plan for Hourly Employees, effective February 1, 2000. (Incorporated herein by reference to Exhibit 4.5 to PCA’s Registration Statement on Form S-8, Registration No. 333-33176.)*
10.9	Packaging Corporation of America Retirement Savings Plan , effective February 1, 2000. (Incorporated herein by reference to Exhibit 4.6 to PCA’s Registration Statement on Form S-8, Registration No. 333-33176.)*
10.10	Amended and Restated 1999 Long-Term Equity Incentive Plan, effective as of May 4, 2005. (Incorporated herein by reference to Appendix B to PCA’s Definitive Proxy Statement on Schedule 14A, filed with the Commission on March 24, 2005, File No. 1-15399.)*
10.11	Form of Stock Option Agreement for employees under the Amended and Restated 1999 Long-term Equity Incentive Plan. (Incorporated herein by reference to Exhibit 10.1 to PCA’s Current Report on Form 8-K, dated March 14, 2006, File No. 1-15399.)*
10.12	Form of Stock Option Agreement for non-employee directors under the Amended and Restated 1999 Long-term Equity Incentive Plan. (Incorporated herein by reference to Exhibit 10.2 to PCA’s Current Report on Form 8-K, dated March 14, 2006, File No. 1-15399.)*
10.13	Form of Restricted Stock Award Agreement for employees and non-employee directors under the Amended and Restated 1999 Long-term Equity Incentive Plan. (Incorporated herein by reference to Exhibit 10.3 to PCA’s Current Report on Form 8-K, dated March 14, 2006, File No. 1-15399.)*

Exhibit
Number	Description

10.14	Amended and Restated 1999 Executive Incentive Compensation Plan, effective as of July 26, 2006. (Incorporated herein by reference to Exhibit 10.1 to PCA’s Quarterly Report on From 10-Q for the period ended June 30, 2006, File No. 1-15399.)*
10.15	Packaging Corporation of America Supplemental Executive Retirement Plan, as Amended and Restated Effective as of January 1, 2005. (Incorporated herein by reference to Exhibit 10.31 to PCA’s Annual Report on Form 10-K for the year ended December 31, 2006, File No. 1-15399.)*
10.16	Packaging Corporation of America Deferred Compensation Plan, effective as of January 1, 2009. (Incorporated herein by reference to Exhibit 10.15 to PCA’s Annual Report on Form 10-K for the year ended December 31, 2008, File No. 1-15399.)*
10.17	Packaging Corporation of America Amended and Restated Executive Incentive Compensation Plan, effective as of February 28, 2007. (Incorporated herein by reference to Exhibit 10.32 to PCA’s Annual Report on Form 10-K for the year ended December 31, 2006, File No. 1-15399.)*
10.18	First Amendment of Packaging Corporation of America Supplemental Executive Retirement Plan, effective as of January 1, 2008. (Incorporated herein by reference to Exhibit 10.17 to PCA’s Annual Report on Form 10-K for the year ended December 31, 2008, file No. 1-15399.)*
10.19	Amended and Restated 1999 Long-Term Equity Incentive Plan, effective as of May 27, 2009. (Incorporated herein by reference to Appendix A to PCA’s Definitive Proxy Statement on Schedule 14A, filed with the Commission on April 21, 2009, File No 1-15399.)*
10.20	Agreement, dated August 11, 2009, between Packaging Corporation of America and William J. Sweeney. (Incorporated herein by reference to Exhibit 10.1 to PCA’s Current Report on Form 8-K filed August 12, 2009, File No. 1-15399.)
12.1	Statement Regarding Computation of Ratio of Earnings to Fixed Charges†
21.1	Subsidiaries of the Registrant.†
23.1	Consent of Ernst & Young LLP.†
24.1	Powers of Attorney.†
31.1	Certification of Chief Executive Officer, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†
31.2	Certification of Chief Financial Officer, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

*	Management contract or compensatory plan or arrangement.

†	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 17, 2010.

Packaging Corporation of America

By:	/s/ Paul T. Stecko
Name:     Paul T. Stecko

Title:	Chairman and Chief Executive Officer

By:	/s/ Richard B. West
Name:     Richard B. West

Title:	Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 17, 2010.

Signature	Title

/s/ Paul T. Stecko Paul T. Stecko	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

/s/ Richard B. West Richard B. West	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

* Cheryl K. Beebe	Director

* Henry F. Frigon	Director

* Hasan Jameel	Director

* Samuel M. Mencoff	Director

* Roger B. Porter	Director

* James D. Woodrum	Director

*By: /s/ Richard B. West Richard B. West (Attorney-In-Fact)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Packaging Corporation of America
Board of Directors and Stockholders

We have audited the accompanying consolidated balance sheets of Packaging Corporation of America (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Packaging Corporation of America at December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 6 to the consolidated financial statements, the Company changed its method of accounting for pension and postretirement benefits effective December 31, 2008, and as discussed in Note 14 to the consolidated financial statements, the Company changed its method of accounting for uncertainty in income taxes effective January 1, 2007.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Packaging Corporation of America’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 17, 2010 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Chicago, Illinois
February 17, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Packaging Corporation of America
Board of Directors and Stockholders

We have audited Packaging Corporation of America’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Packaging Corporation of America’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Packaging Corporation of America maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Packaging Corporation of America as of December 31, 2009 and 2008, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009, and our report dated February 17, 2010, expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Chicago, Illinois
February 17, 2010

Packaging Corporation of America

Consolidated Balance Sheets
As of December 31, 2009 and 2008

	2009	2008
	(In thousands, except share and per share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$260,727	$149,397
Accounts receivable, net of allowance for doubtful accounts and customer deductions of $6,348 and $6,862 as of December 31, 2009 and 2008, respectively	243,403	254,898
Inventories	213,396	206,954
Alternative fuel mixture tax credits receivable	127,811	—
Federal and state income taxes receivable	4,707	—
Prepaid expenses and other current assets	13,045	6,684
Deferred income taxes	22,125	15,240

Total current assets	885,214	633,173
Property, plant and equipment, net	1,182,504	1,221,019
Goodwill	38,854	37,163
Other intangible assets, net	11,790	12,669
Other long-term assets	34,478	35,717

Total assets	$2,152,840	$1,939,741

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt and current maturities of long-term debt	$109,000	$109,000
Capital lease obligations	626	606
Accounts payable	126,813	101,064
Dividends payable	15,451	30,719
Accrued interest	12,644	12,723
Accrued federal and state income taxes	—	1,282
Accrued liabilities	106,423	106,588

Total current liabilities	370,957	361,982
Long-term liabilities:
Long-term debt	548,749	548,400
Capital lease obligations	22,503	23,129
Deferred income taxes	205,227	208,879
Pension and postretirement benefit plans	78,859	85,964
Other long-term liabilities	27,700	27,438

Total long-term liabilities	883,038	893,810
Stockholders’ equity:
Common stock (par value $.01 per share, 300,000,000 shares authorized, 103,018,358 and 102,397,952 shares issued as of December 31, 2009 and 2008, respectively)	1,030	1,024
Additional paid in capital	387,496	379,104
Retained earnings	546,355	342,072
Accumulated other comprehensive income (loss):
Unrealized gain on treasury lock, net	4,512	6,358
Unfunded employee benefit obligations, net	(40,548)	(44,609)

Total accumulated other comprehensive loss	(36,036)	(38,251)

Total stockholders’ equity	898,845	683,949

Total liabilities and stockholders’ equity	$2,152,840	$1,939,741

See notes to consolidated financial statements.

Packaging Corporation of America

Consolidated Statements of Income

	Year Ended December 31,
	2009	2008	2007
	(In thousands, except per share amounts)

Net sales	$2,147,589	$2,360,493	$2,316,006
Cost of sales	(1,721,012)	(1,869,135)	(1,791,358)

Gross profit	426,577	491,358	524,648
Selling and administrative expenses	(173,445)	(173,257)	(169,472)
Corporate overhead	(54,580)	(61,030)	(56,217)
Alternative fuel mixture tax credits	168,437	—	—
Gain on sale of investment	—	—	1,000
Other expense, net	(14,535)	(15,259)	(6,507)

Income from operations	352,454	241,812	293,452
Interest expense, net	(35,483)	(31,669)	(25,584)

Income before taxes	316,971	210,143	267,868
Provision for income taxes	(51,076)	(74,534)	(97,802)

Net income	$265,895	$135,609	$170,066

Weighted average common shares outstanding
Basic	101,577	102,753	104,483
Diluted	102,358	103,593	105,459
Net income per common share
Basic	$2.62	$1.32	$1.63

Diluted	$2.60	$1.31	$1.61

Dividends declared per common share	$0.60	$1.20	$1.05

See notes to consolidated financial statements.

Packaging Corporation of America

Consolidated Statements of Changes in Stockholders’ Equity
For the Period January 1, 2007 through December 31, 2009

					Accumulated
			Additional		Other	Total
	Common Stock		Paid in	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity

Balance at January 1, 2007	104,611,181	$1,046	$429,508	$269,296	$(8,079)	$691,771
Net income	—	—	—	170,066	—	170,066
Amortization of treasury lock	—	—	—	—	(3,108)	(3,108)
Amortization of unfunded employee benefit obligations, net of tax of $1.2 million	—	—	—	—	1,820	1,820

Total comprehensive income						168,778
Adoption of FIN 48	—	—	—	5,103	—	5,103
Unfunded employee benefit obligations, net of tax of $1.4 million	—	—	—	—	2,202	2,202
Exercise of stock options	1,260,768	13	25,060	—	—	25,073
Common stock repurchases and retirements	(1,088,200)	(11)	(30,517)	—	—	(30,528)
Common stock dividends declared	—	—	—	(110,405)	—	(110,405)
Restricted stock grants and cancellations	234,930	2	447	—	—	449
Share-based compensation expense	—	—	8,418	—	—	8,418

Balance at December 31, 2007	105,018,679	1,050	432,916	334,060	(7,165)	760,861
Net income	—	—	—	135,609	—	135,609
Amortization of treasury lock	—	—	—	—	(2,407)	(2,407)
Amortization of unfunded employee benefit obligations, net of tax of $1.3 million	—	—	—	—	1,975	1,975
Settlement of treasury lock	—	—	—	—	(4,386)	(4,386)
Foreign currency translation adjustment	—	—	—	—	3	3

Total comprehensive income						130,794
Effects of changing the pension and postretirement benefit plans measurement date pursuant to SFAS No. 158:
Service cost, interest cost and expected return on plan assets for October 1 — December 31, 2007, net of tax of $1.8 million	—	—	—	(2,884)	—	(2,884)
Amortization of prior service cost and net loss for October 1 — December 31, 2007, net of tax of $0.3 million	—	—	—	(494)	494	—
Unfunded employee benefit obligations, net of tax of $17.0 million	—	—	—	—	(26,765)	(26,765)
Exercise of stock options	152,313	1	3,212	—	—	3,213
Common stock repurchases and retirements	(3,142,600)	(31)	(65,635)	—	—	(65,666)
Common stock dividends declared	—	—	—	(124,219)	—	(124,219)
Restricted stock grants and cancellations	369,560	4	(84)	—	—	(80)
Share-based compensation expense	—	—	8,695	—	—	8,695

Balance at December 31, 2008	102,397,952	1,024	379,104	342,072	(38,251)	683,949
Net income	—	—	—	265,895	—	265,895
Amortization of treasury lock	—	—	—	—	(1,846)	(1,846)
Amortization of unfunded employee benefit obligations, net of tax of $2.2 million	—	—	—	—	3,304	3,304

Total comprehensive income						267,353
Unfunded employee benefit obligations, net of tax of $0.5 million	—	—	—	—	757	757
Exercise of stock options	185,801	2	2,243	—	—	2,245
Common stock dividends declared	—	—	—	(61,612)	—	(61,612)
Restricted stock grants and cancellations	434,605	4	(222)	—	—	(218)
Share-based compensation expense	—	—	6,371	—	—	6,371

Balance at December 31, 2009	103,018,358	$1,030	$387,496	$546,355	$(36,036)	$898,845

See notes to consolidated financial statements.

Packaging Corporation of America

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2009	2008	2007
	(In thousands)

Cash Flows from Operating Activities:
Net income	$265,895	$135,609	$170,066
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	151,217	147,769	148,091
Amortization of financing costs	772	685	687
Amortization of net gain on treasury lock	(1,846)	(2,407)	(3,108)
Share-based compensation expense	7,261	8,695	8,418
Deferred income tax provision	(13,819)	(10,814)	(11,024)
Loss on disposals of property, plant and equipment	6,605	5,825	4,130
Excess tax benefits from share-based awards	—	—	412
Alternative fuel mixture tax credits receivable	(127,811)	—	—
Changes in operating assets and liabilities (net of effects of acquisitions):
(Increase) decrease in assets —
Accounts receivable	13,602	21,023	(12,724)
Inventories	(5,498)	(2,598)	(8,494)
Prepaid expenses and other current assets	(9,458)	(8)	(292)
Increase (decrease) in liabilities —
Accounts payable	22,475	(31,133)	12,800
Accrued liabilities	4,764	(9,855)	691
Other, net	(8,028)	6,531	(9,504)

Net cash provided by operating activities	306,131	269,322	300,149

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(114,197)	(132,972)	(113,446)
Additions to other long term assets	(2,105)	(3,267)	(1,859)
Acquisition of business, net of cash acquired	(3,136)	—	—
Proceeds from disposals of property, plant and equipment	114	1,703	1,118
Proceeds from sale of investment	—	—	1,000

Net cash used for investing activities	(119,324)	(134,536)	(113,187)

Cash Flows from Financing Activities:
Proceeds from long-term debt	—	149,939	—
Payments on long-term debt	(606)	(170,320)	(10,149)
Financing costs paid	—	(1,176)	—
Settlement of treasury lock	—	(4,386)	—
Common stock dividends paid	(76,898)	(125,057)	(105,048)
Repurchases of common stock	—	(65,666)	(30,528)
Proceeds from exercise of stock options	1,615	2,410	20,336
Excess tax benefits from share-based awards	412	724	4,733

Net cash used for financing activities	(75,477)	(213,532)	(120,656)

Net increase (decrease) in cash and cash equivalents	111,330	(78,746)	66,306
Cash and cash equivalents, beginning of year	149,397	228,143	161,837

Cash and cash equivalents, end of year	$260,727	$149,397	$228,143

See notes to consolidated financial statements.

Packaging Corporation of America

Notes to Consolidated Financial Statements
December 31, 2009

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

The Company is comprised of mills and corrugated manufacturing operations. The mill operations (the “Mills”) consist of two kraft linerboard mills located in Counce, Tennessee, and Valdosta, Georgia, and two medium mills located in Filer City, Michigan, and Tomahawk, Wisconsin. The Company leased the cutting rights to approximately 91,000 acres of timberland as of December 31, 2009. The Mills transfer the majority of their containerboard produced to PCA’s corrugated products plants.

PCA’s corrugated manufacturing operations consist of 68 plants, with 40 operating as combining operations, or corrugated plants, and 28 as sheet plants; a technical and development center; six graphic design centers; a rotogravure printing operation and a complement of packaging supplies and distribution centers. All plants are located in the continental United States. Corrugated plants combine linerboard and medium into sheets that are converted into corrugated shipping containers, point-of-sale graphics packaging, point-of-purchase displays and other specialized packaging. Sheet plants purchase sheets primarily from PCA corrugated products plants to use in the finished corrugated products converting process. The corrugated manufacturing operations sell to diverse customers primarily in North America.

As of December 31, 2009, PCA had approximately 8,000 employees. Approximately 2,400 of these employees were salaried and approximately 5,600 were hourly. Approximately 75% of its hourly employees are represented by unions. The majority of its unionized employees are represented primarily by the United Steel Workers (USW), the International Brotherhood of Teamsters (IBT), and the International Association of Machinists (IAM).

Based on an agreement reached with the USW in August 2008, the existing labor agreements at PCA’s containerboard mills covering USW-represented employees (89% of mill hourly workforce) were extended five years. With this extension, the USW contracts at the Company’s mills are currently set to expire between September 2013 and June 2015. Agreements with other union mill employees (11% of mill hourly workforce) expire between June 2012 and October 2014. Based on an agreement reached with the USW in April 2009, the labor agreement at 25 corrugated plants covering USW represented employees was extended up to five years. Contracts for unionized corrugated products plant employees expire between March 2010 and December 2014. The Company is currently in negotiations to renew or extend any union contracts that have recently expired or are expiring in the near future.

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
December 31, 2009

Cash and Cash Equivalents

Cash and cash equivalents include all cash balances and highly liquid investments with a maturity, when acquired, of three months or less. Cash equivalents are stated at cost, which approximates market.

Accounts Receivable

The collectibility of PCA’s accounts receivable is based upon a combination of factors. In circumstances where a specific customer is unable to meet its financial obligations to PCA (e.g., bankruptcy filings, substantial downgrading of credit sources), a specific reserve for bad debts is recorded against amounts due to the Company to reduce the net recorded receivable to the amount the Company reasonably believes will be collected. For all other customers, reserves for bad debts are recognized based on historical collection experience. If collection experience deteriorates (i.e., higher than expected defaults or an unexpected material adverse change in a major customer’s ability to meet its financial obligations to us), the estimate of the recoverability of amounts due could be reduced by a material amount.

The customer deductions reserve represents the estimated amount required for customer returns, allowances and earned discounts. Based on the Company’s experience, customer returns, allowances and earned discounts have averaged 1.0% of gross selling price. Accordingly, PCA reserves 1.0% of its open customer accounts receivable balance for these items.

At December 31, 2009 and 2008, the allowance for doubtful accounts was $3.9 million and $4.4 million, respectively. The reserve for customer deductions of $2.4 million and $2.5 million at December 31, 2009 and 2008, respectively, are also included as a reduction of the accounts receivable balance.

Inventories

With the exception of inventories at PCA’s Chicago corrugated products plants, which were acquired in 2004 and 2009, raw materials, work in process and finished goods are valued using the last-in, first-out (“LIFO”) cost method. Inventories at the Chicago plants are valued at the first-in, first-out (“FIFO”) cost method. Supplies and materials are valued using a moving average cost. All inventories are stated at the lower of cost or market and include all costs directly associated with manufacturing products: materials, labor and manufacturing overhead. Inventories valued using the LIFO method totaled $169.2 million and $173.5 million, respectively, as of December 31, 2009 and 2008, compared to total inventory values (before the LIFO inventory reserve) of $275.9 million and $272.8 million for the same respective periods.

The components of inventories are as follows:

	December 31,
	2009	2008
	(In thousands)

Raw materials	$101,429	$106,165
Work in process	6,600	6,560
Finished goods	66,994	65,213
Supplies and materials	100,919	94,849

Inventories at FIFO or average cost	275,942	272,787
Excess of FIFO or average cost over LIFO cost	(62,546)	(65,833)

Inventories, net	$213,396	$206,954

Packaging Corporation of America

Notes to Consolidated Financial Statements (Continued)
December 31, 2009

Property, Plant and Equipment

Property, plant and equipment are recorded at cost, and consist of the following:

	December 31,
	2009	2008
	(In thousands)

Land and land improvements	$98,066	$98,943
Buildings	341,344	335,125
Machinery and equipment	2,665,876	2,588,996
Construction in progress	53,006	50,310
Other	25,322	26,459

Property, plant and equipment, at cost	3,183,614	3,099,833
Less accumulated depreciation	(2,001,110)	(1,878,814)

Property, plant and equipment, net	$1,182,504	$1,221,019

The amount of interest capitalized related to construction in progress was $0.9 million, $1.3 million and $1.0 million for the years ended December 31, 2009, 2008 and 2007, respectively.

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

The amount of depreciation expense was $148.2 million, $143.3 million and $144.6 million for the years ended December 31, 2009, 2008 and 2007, respectively. Expenditures for repairs and maintenance are expensed as incurred.

Pursuant to the terms of an industrial revenue bond, title to certain property, plant and equipment was transferred to a municipal development authority in order to receive a property tax abatement. The title of these assets will revert back to PCA upon retirement or cancellation of the bond. The assets are included in the consolidated balance sheet under the caption “Property, plant and equipment, net” as all risks and rewards remain with the Company.

Goodwill and Intangible Assets

The Company has capitalized certain intangible assets, primarily customer lists and relationships, covenants not to compete and goodwill, based on their estimated fair value at the date of acquisition. Amortization is provided for customer lists and relationships on a straight-line basis over periods ranging from six to 40 years. Covenants not to compete are amortized on a straight-line basis over the terms of the respective agreements. Goodwill, which amounted to $38.9 million and $37.2 million as of December 31, 2009 and 2008, respectively, is not being amortized but is subject to annual impairment tests in accordance with Accounting Standards Codification (“ASC”) 350, “Intangibles — Goodwill and Other.” The Company

Packaging Corporation of America

Notes to Consolidated Financial Statements (Continued)
December 31, 2009

performs the impairment tests in the fourth quarter or sooner if events or changes in circumstances indicate that the carrying amount may exceed fair value. Recoverability of goodwill is determined by comparing the fair value of the reporting unit with its carrying value, including goodwill. If the carrying amount of the reporting unit exceeds the fair value, the implied fair value of the reporting unit’s goodwill is compared to the carrying amount of its goodwill to determine if a write-down to fair value is necessary. The Company concluded that no impairment of goodwill existed at the time of the annual impairment tests in 2009, 2008 and 2007.

Other Long-Term Assets

PCA has capitalized certain costs related to obtaining its financing. These costs are amortized to interest expense using the effective interest rate method over the terms of the senior credit facilities and senior notes, which range from five to ten years. Unamortized deferred financing costs were $1.8 million and $2.4 million as of December 31, 2009 and 2008, respectively.

PCA leases the cutting rights to approximately 91,000 acres of timberland and capitalizes the annual lease payments and reforestation costs associated with these leases. These costs are recorded as depletion when timber is harvested and used in PCA’s business operations or sold to customers. Capitalized long-term lease costs were $22.9 million and $22.1 million as of December 31, 2009 and 2008, respectively. The amount of depletion expense was $1.2 million, $1.4 million and $1.5 million for the years ended December 31, 2009, 2008 and 2007, respectively.

PCA capitalizes certain costs related to the purchase and development of software which is used in its business operations. The costs attributable to these software systems are amortized over their estimated useful lives based on various factors such as the effects of obsolescence, technology and other economic factors. Net capitalized software costs were $1.5 million and $1.8 million as of December 31, 2009 and 2008, respectively. Software amortization expense was $0.5 million, $0.3 million and $0.4 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Impairment of Long-Lived Assets

Long-lived assets other than goodwill are reviewed for impairment in accordance with provisions of ASC 360, “Property, Plant and Equipment.” In the event that facts and circumstances indicate that the carrying amount of any long-lived assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset (or group of assets) would be compared to the asset’s (or group of assets’) carrying amount to determine if a write-down to fair value is required. The Company concluded that no impairment of long-lived assets existed in 2009, 2008 and 2007.

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
December 31, 2009

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

Asset Retirement Obligations

The Company accounts for its retirement obligations related to its landfills under ASC 410, “Asset Retirement and Environmental Obligations,” which requires legal obligations associated with the retirement of long-lived assets to be recognized at their fair value at the time that the obligations are incurred. Upon initial recognition of a liability, that cost is capitalized as part of the related long-lived asset and amortized to expense over the useful life of the asset.

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

Fair Value of Financial Instruments

PCA measures the fair value of its financial instruments in accordance with ASC 820, “Fair Value Measurements and Disclosures.” The guidance defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. It is determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, ASC 820 establishes the following hierarchy that prioritizes the inputs to valuation methodologies used to measure fair value:

Level 1 — Valuations based on quoted prices for identical assets and liabilities in active markets.

Level 2 — Valuations based on observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data.

Level 3 — Valuations based on unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The Company measures the fair value of money market funds based on quoted prices in active markets for identical assets or liabilities. See Note 6 for information about PCA’s pension plans’ assets measured at fair value.

Packaging Corporation of America

Notes to Consolidated Financial Statements (Continued)
December 31, 2009

Planned Major Maintenance Activities

The Company accounts for its planned major maintenance activities in accordance with ASC 360, “Property, Plant, and Equipment,” using the deferral method. All maintenance costs incurred during the year are expensed in the fiscal year in which the maintenance activity occurs.

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

Research and Development

Research and development costs are expensed as incurred. The amount charged to expense was $9.4 million, $8.3 million and $7.6 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Interest Expense, Net

Interest expense, net, includes interest income of $0.1 million, $5.2 million and $9.5 million for the years ended December 31, 2009, 2008 and 2007, respectively, and amortization of the net gain on treasury lock settlements in July 2003 and March 2008 of $1.8 million, $2.4 million and $3.1 million in 2009, 2008 and 2007, respectively.

Industry Agreements

PCA regularly trades containerboard with other manufacturers primarily to reduce shipping costs. Containerboard trade agreements are a long-standing industry practice. These agreements are entered into on an annual basis, in which both parties agree to ship an identical number of tons to each other within the agreement period. These agreements minimize transportation cost by allowing each party’s containerboard mills to ship containerboard to the other party’s closest corrugated products plant. PCA tracks each shipment to ensure that the other party’s shipments to the Company match its shipments to them during the agreement period. Such transfers are possible because containerboard is a commodity product with no distinguishing product characteristics. These transactions are accounted for at carrying value, and revenue is not recorded as the transactions do not represent the culmination of an earnings process. The transactions are recorded into inventory accounts, and no income is recorded until such inventory is converted to a finished product and sold to an end-use customer.

Segment Information

PCA is engaged in one line of business: the integrated manufacture and sale of packaging materials, boxes and containers for industrial and consumer markets. No single customer accounts for more than 10% of total net sales.

Derivative Instruments and Hedging Activities

The Company records its derivatives in accordance with ASC 815, “Derivatives and Hedging.” The guidance requires the Company to recognize derivative instruments as either assets or liabilities in the balance sheet at fair value. The accounting for changes in the fair value of a derivative depends on the intended use and designation of the derivative instrument. For a derivative designated as a fair value hedge, the gain or loss

Packaging Corporation of America

Notes to Consolidated Financial Statements (Continued)
December 31, 2009

on the derivative is recognized in earnings in the period of change in fair value together with the offsetting gain or loss on the hedged item. For a derivative instrument designated as a cash flow hedge, the effective portion of the derivative’s gain or loss is initially reported as a component of accumulated other comprehensive income (loss) (“OCI”) and is subsequently recognized in earnings when the hedged exposure affects earnings. The ineffective portion of the gain or loss is recognized in earnings.

Hedging Strategy

PCA is exposed to certain risks relating to its ongoing operations. When appropriate, the Company uses derivatives as a risk management tool to mitigate the potential impact of certain market risks. The primary risks managed by using derivative financial instruments are interest rate and foreign currency exchange rate risks. PCA does not enter into derivative financial instruments for trading or speculative purposes.

Interest Rate Risk

The Company has historically used derivative instruments to manage interest costs and the risk associated with changing interest rates. On June 12, 2003, in connection with a contemplated issuance of ten-year debt securities, PCA entered into an interest rate protection agreement with a counterparty to protect against increases in the ten-year U.S. Treasury Note rate. On January 17, 2008, in connection with a contemplated issuance of ten-year debt securities, PCA entered into an interest rate protection agreement with a counterparty to protect against increases in the ten-year U.S. Treasury Note rate. These treasury rates served as references in determining the interest rates applicable to the debt securities the Company issued in July 2003 and March 2008, respectively. As a result of changes in the interest rates on those treasury securities between the time PCA entered into the agreements and the time PCA priced and issued the debt securities, the Company: (1) received a payment of $22.8 million from the counterparty upon settlement of the 2003 interest rate protection agreement on July 21, 2003; and (2) made a payment of $4.4 million to the counterparty upon settlement of the 2008 interest rate protection agreement on March 25, 2008. The Company recorded the settlements in accumulated other comprehensive income (loss) and is amortizing the $22.8 million gain and the $4.4 million loss to interest expense over the lives of the respective notes. As of December 31, 2009, 2008 and 2007, the Company was not a party to any interest rate derivative instruments.

Foreign Currency Exchange Rate Risk

In connection with the energy optimization project at its Valdosta, Georgia mill, the Company entered into foreign currency forward contracts on December 18, 2009 to hedge its exposure to forecasted purchases of machinery and equipment with prices denominated in foreign currencies. The foreign currency forward contracts were properly documented and designated as cash flow hedges at inception. At December 31, 2009, the change in fair value of the foreign currency derivatives was immaterial to PCA’s financial position or results of operations.

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-06, “Fair Value Measurements and Disclosures (Topic 820) — Improving Disclosures about Fair Value Measurements.” This ASU requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in Accounting Standards Codification (“ASC”) 820. ASU 2010-06 amends ASC 820 to now require: (1) a reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers; and (2) in the reconciliation for fair value measurements using significant unobservable inputs, a reporting entity should present separately information about purchases, sales, issuances,

Packaging Corporation of America

Notes to Consolidated Financial Statements (Continued)
December 31, 2009

and settlements. In addition, ASU 2010-06 clarifies the requirements of existing disclosures. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early application is permitted. The Company will comply with the additional disclosures required by this guidance upon its adoption in January 2010.

In December 2009, the FASB issued ASU 2009-16, “Transfers and Servicing (Topic 860) — Accounting for Transfers of Financial Assets,” which formally codifies FASB Statement No. 166, “Accounting for Transfers of Financial Assets,” into the FASB Accounting Standards Codification. ASU 2009-16 revises the provisions of former FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” and will require more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. ASU 2009-16 is effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009. Early application is not permitted. The Company will comply with the additional disclosures required by this guidance upon its adoption on January 1, 2010.

In August 2009, the FASB issued ASU No. 2009-05, “Fair Value Measurements and Disclosures (Topic 820) — Measuring Liabilities at Fair Value,” related to fair value measurement of liabilities. This update provides clarification that in circumstances in which a quoted price in an active market for an identical liability is not available, a reporting entity is required to measure fair value using one or more valuation techniques. This guidance is effective for the first reporting period beginning after issuance. The Company adopted this guidance effective October 1, 2009. The adoption of this guidance did not have any impact on the Company’s financial position, cash flows or results of operations.

In June 2009, the FASB issued guidance under ASC 105, “Generally Accepted Accounting Principles.” This guidance established a new hierarchy of GAAP sources for non-governmental entities under the FASB Accounting Standards Codification. The Codification is the sole source for authoritative U.S. GAAP and supersedes all accounting standards in U.S. GAAP, except for those issued by the SEC. The guidance was effective for financial statements issued for reporting periods ending after September 15, 2009. The Company adopted this guidance effective July 1, 2009. The adoption had no impact on the Company’s financial position, cash flows or results of operations.

In May 2009, the FASB issued guidance under ASC 855, “Subsequent Events,” which sets forth: (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The guidance was effective on a prospective basis for interim or annual financial periods ending after June 15, 2009. The Company adopted this guidance on June 30, 2009. See Note 19 for additional information.

In April 2009, the FASB updated its guidance under ASC 820, “Fair Value Measurements and Disclosures,” related to estimating fair value when the volume and level of activity for an asset or liability have significantly decreased and identifying circumstances that indicate a transaction is not orderly. The guidance was effective for interim and annual reporting periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The adoption of this guidance on June 30, 2009 did not have any impact on the Company’s results of operations.

Also in April 2009, the FASB updated its guidance under ASC 825, “Financial Instruments,” which requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded

Packaging Corporation of America

Notes to Consolidated Financial Statements (Continued)
December 31, 2009

companies as well as in annual financial statements. This guidance also requires those disclosures in summarized financial information at interim reporting periods. The guidance was effective for interim reporting periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The Company adopted this guidance on June 30, 2009. For additional information, see Note 9.

The FASB updated its guidance under ASC 805, “Business Combinations,” in April 2009, which addresses application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. This guidance was effective for business combinations occurring on or after the beginning of the first annual period on or after December 15, 2008. The Company applied the guidance to its accounting for the sheet plant that was acquired on July 2, 2009. See Note 17 for additional information regarding this acquisition.

In December 2008, the FASB issued guidance under ASC 715, “Compensation — Retirement Benefits,” which requires detailed disclosures about employers’ plan assets, including employers’ investment strategies, major categories of plan assets, concentrations of risk within plan assets, and valuation techniques used to measure the fair value of plan assets. The disclosures required by this guidance must be provided in financial statements for fiscal years ending after December 15, 2009. Earlier application of the provisions of this guidance is permitted. The Company adopted this guidance on December 31, 2009. See Note 6 for the required disclosures.

In June 2008, the FASB updated its guidance under ASC 260, “Earnings Per Share.” This guidance clarified that all unvested share-based payment awards with a right to receive nonforfeitable dividends are participating securities and provides guidance on how to allocate earnings to participating securities and compute basic earnings per share using the two-class method. This guidance was effective for fiscal years beginning after December 15, 2008. The Company adopted this guidance on January 1, 2009. The adoption did not have a material impact on the Company’s earnings per share calculations.

In March 2008, the FASB issued guidance under ASC 815, “Derivatives and Hedging,” which changes the disclosure requirements for derivative instruments and hedging activities. Entities will be required to provide enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for, and how derivative instruments and related items affect an entity’s financial position, operations and cash flows. This guidance was effective as of the beginning of an entity’s fiscal year that begins after November 15, 2008. The Company adopted this guidance on January 1, 2009. See Note 2 for the required disclosures.

Packaging Corporation of America

Notes to Consolidated Financial Statements (Continued)
December 31, 2009

3.	EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted income per common share for the periods presented.

	Year Ended December 31,
	2009	2008	2007
	(In thousands, except per share data)

Numerator:
Net income	$265,895	$135,609	$170,066
Denominator:
Basic common shares outstanding	101,577	102,753	104,483
Effect of dilutive securities:
Stock options	74	317	640
Unvested restricted stock	707	523	336

Dilutive common shares outstanding	102,358	103,593	105,459

Basic income per common share	$2.62	$1.32	$1.63
Diluted income per common share	$2.60	$1.31	$1.61

Options to purchase 1.8 million shares and 0.7 million shares at December 31, 2009 and 2008, respectively, were not included in the computation of diluted common shares outstanding as their exercise price exceeded the average market price of the Company’s common stock for the respective reporting period.

4.	STOCK-BASED COMPENSATION

In October 1999, the Company adopted a long-term equity incentive plan, which provides for grants of stock options, stock appreciation rights, restricted stock and performance awards to directors, officers and employees of PCA, as well as others who engage in services for PCA. Option awards granted to directors, officers and employees have contractual lives of seven or ten years. Options granted to officers and employees vest ratably over a three year period, and options granted to directors vest immediately. Restricted stock awards granted to employees vest at the end of a four-year period, and restricted stock awards granted to directors vest at the end of a six-month period. The plan, which was scheduled to terminate on October 19, 2009, was amended on May 27, 2009. The amendment extended the plan’s term by five years to October 19, 2014 and increased the number of shares that may be granted under the plan by 2,000,000 shares, to a total issuance of up to 8,550,000 shares of common stock over the life of the plan (including prior awards). As of December 31, 2009, options and restricted stock for 6,539,183 shares have been granted, net of forfeitures. Forfeitures are added back to the pool of shares of common stock available to be granted at a future date.

Packaging Corporation of America

Notes to Consolidated Financial Statements (Continued)
December 31, 2009

Compensation expense for both stock options and restricted stock recognized in the consolidated statements of income for the year ended December 31, 2009, 2008 and 2007 was as follows:

	Year Ended December 31,
	2009	2008	2007
	(In thousands)

Stock options	$720	$1,457	$2,451
Restricted stock	6,541	7,238	5,967

Impact on income before income taxes	7,261	8,695	8,418
Income tax benefit	(2,827)	(3,382)	(3,271)

Impact on net income	$4,434	$5,313	$5,147

The Company uses the Black-Scholes-Merton option-pricing model to estimate the fair value of each option grant as of the date of grant. Expected volatilities are based on historical volatility of the Company’s common stock. The expected life of the option is estimated using historical data pertaining to option exercises and employee terminations. Separate groups of employees that have similar historical exercise behavior are considered separately for estimating the expected life. The risk-free interest rate is based on U.S. Treasury yields in effect at the time of grant. The fair value of restricted stock is determined based on the closing price of the Company’s common stock on the grant date. There were no option grants in 2009 or 2008. The estimated weighted-average fair values of and related assumptions for the 2007 option grants were as follows:

Year Ended
December 31,
2007

Weighted-average fair value of options granted($)	4.90
Assumptions:
Dividend yield (%)	3.80
Expected volatility (%)	22.75
Risk-free interest rate (%)	4.96
Expected life of employee options (years)	5.33

Packaging Corporation of America

Notes to Consolidated Financial Statements (Continued)
December 31, 2009

A summary of the Company’s stock option activity and related information follows:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Options	Exercise Price	Term (years)	Value
				(In thousands)

Outstanding at December 31, 2006	3,451,077	$17.96
Granted	221,267	25.82
Exercised	(1,260,768)	16.10
Forfeited	(15,480)	22.55

Outstanding at December 31, 2007	2,396,096	19.62
Exercised	(152,313)	16.00
Forfeited	(16,751)	22.38

Outstanding at December 31, 2008	2,227,032	19.85
Exercised	(185,801)	8.69
Forfeited	(67,930)	19.11

Outstanding at December 31, 2009	1,973,301	$20.92	3.3	$5,078

Outstanding-vested or expected to vest at December 31, 2009	1,973,301	$20.92	3.3	$5,078

Exercisable at December 31, 2009	1,905,315	$20.75	3.2	$5,078

The total intrinsic value of options exercised during the years ended December 31, 2009 and 2008 was $1.7 million and $1.4 million, respectively. As of December 31, 2009, there was $0.2 million of total unrecognized compensation costs related to non-vested stock option awards granted under the Company’s equity incentive plan. That cost is expected to be recognized over a weighted-average period of 0.5 years.

A summary of the Company’s restricted stock activity follows:

	2009		2008		2007
		Fair Market		Fair Market		Fair Market
		Value at		Value at		Value at
		Date of		Date of		Date of
	Shares	Grant	Shares	Grant	Shares	Grant
	(Dollars in thousands)

Restricted stock at January 1	1,038,270	$23,023	764,705	$17,490	610,380	$12,964
Granted	444,985	6,995	374,455	7,947	240,920	6,210
Vested	(237,370)	(5,079)	(95,995)	(2,304)	(80,605)	(1,549)
Cancellations	(10,380)	(221)	(4,895)	(110)	(5,990)	(135)

Restricted stock at December 31	1,235,505	$24,718	1,038,270	$23,023	764,705	$17,490

As of December 31, 2009, there was $9.6 million of total unrecognized compensation costs related to the restricted stock awards. The Company expects to recognize the cost of these stock awards over a weighted-average period of 2.7 years.

Packaging Corporation of America

Notes to Consolidated Financial Statements (Continued)
December 31, 2009

5.	ACCRUED LIABILITIES

The components of accrued liabilities are as follows:

	December 31,
	2009	2008
	(In thousands)

Bonuses and incentives	$30,189	$30,583
Customer volume discounts and rebates	18,367	12,735
Medical insurance and workers’ compensation	17,779	18,496
Vacation and holiday pay	15,379	15,315
Franchise, property, sales and use taxes	9,002	8,372
Payroll and payroll taxes	4,495	3,309
Current portion of pension and postretirement benefits	4,448	12,543
Other	6,764	5,235

Total	$106,423	$106,588

6.	EMPLOYEE BENEFIT PLANS AND OTHER POSTRETIREMENT BENEFITS

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

PCA previously maintained a separate SERP for its CEO which was paid out and terminated on March 15, 2009. The terminated plan was replaced by a lower cost deferred compensation benefit plan.

Packaging Corporation of America

Notes to Consolidated Financial Statements (Continued)
December 31, 2009

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

Adoption of the Measurement Provisions of ASC 715

On December 31, 2008, the Company adopted the measurement provision of ASC 715, which required the Company to measure the fair value of plan assets and benefit obligations as of the date of the Company’s year end. The Company had previously measured these as of September 30th of each year. The Company adopted the measurement provision using the transition method based on the data as of the September 30, 2007 measurement date. As a result, the following adjustments were made to PCA’s balance sheet as of December 31, 2008:

	Prior to	Effect of
	Adopting	Adopting	As Reported at
	ASC 715	ASC 715	December 31, 2008
	(In thousands)

Pension and postretirement benefit plans	$81,243	$4,721	$85,964
Deferred income taxes (noncurrent)	210,716	(1,837)	208,879
Total long-term liabilities	890,926	2,884	893,810
Accumulated other comprehensive income (loss)	(38,745)	494	(38,251)
Retained earnings	345,450	(3,378)	342,072
Total stockholders’ equity	686,833	(2,884)	683,949
Total liabilities and stockholders’ equity	1,939,741	—	1,939,741

Included in accumulated other comprehensive income (loss) at December 31, 2009 and 2008 are the following amounts that have not yet been recognized in net periodic pension cost: unrecognized prior service costs of $45.8 million ($27.9 million net of tax) and $43.1 million ($26.3 million net of tax), respectively, and unrecognized actuarial gains (losses) of $20.8 million ($12.6 million net of tax) and $30.1 million ($18.3 million net of tax), respectively. The pre-tax amounts of prior service cost and actuarial loss included in accumulated other comprehensive income (loss) and recognized in net periodic pension cost for the year ended December 31, 2009 were $4.5 million ($2.7 million net of tax) and $1.1 million ($0.7 million net of tax), respectively. For the year ended December 31, 2010, the Company expects to recognize in net periodic pension cost $5.7 million ($3.5 million net of tax) and $0.2 million ($0.2 million net of tax) of prior service cost for pension and postretirement plans, respectively, and $(0.4) million ($0.3 million net of tax) and $0.3 million ($0.2 million net of tax) of actuarial loss for pension and postretirement plans, respectively, included in accumulated other comprehensive income (loss) at December 31, 2009.

Packaging Corporation of America

Notes to Consolidated Financial Statements (Continued)
December 31, 2009

The following tables provide information related to the Company’s pension and postretirement benefit plans.

	Pension Plans			Postretirement Plans
	2009	2008	2007	2009	2008	2007
	(In thousands)

Change in Benefit Obligation
Benefit obligation at beginning of period	$178,455	$129,913	$108,965	$17,300	$13,342	$11,288
Service cost(1)	17,955	22,224	17,973	1,341	1,334	1,003
Interest cost(1)	10,208	9,785	6,251	1,022	985	654
Plan amendments	7,168	14,570	2,686	—	616	(2)
Actuarial loss (gain)	701	3,442	(5,273)	987	1,877	1,120
Participant contributions	—	—	—	656	575	376
Benefits paid	(11,195)	(1,479)	(689)	(1,226)	(1,429)	(1,097)

Benefit obligation at plan year end	$203,292	$178,455	$129,913	$20,080	$17,300	$13,342

Accumulated benefit obligation portion of above	$171,384	$143,773	$102,470

Change in Fair Value of Plan Assets
Plan assets at fair value at beginning of period	$97,248	$87,321	$47,591	$—	$—	$—
Actual return on plan assets	18,590	(16,116)	6,919	—	—	—
Company contributions	35,422	27,522	33,500	570	854	721
Participant contributions	—	—	—	656	575	376
Benefits paid	(11,195)	(1,479)	(689)	(1,226)	(1,429)	(1,097)

Fair value of plan assets at plan year end	$140,065	$97,248	$87,321	$—	$—	$—

(1)	Service cost and interest cost for 2008 include amounts for the period October 1 — December 31, 2007.

	Pension Plans		Postretirement Plans
	December 31,	December 31,	December 31,	December 31,
	2009	2008	2009	2008
	(In thousands)

Development of Net Amount Recognized
Benefit obligation in excess of plan assets at December 31	$(63,227)	$(81,207)	$(20,080)	$(17,300)

Amounts Recognized in Statement of Financial Position
Current liabilities	$(3,586)	$(11,900)	$(862)	$(643)
Noncurrent liabilities	(59,641)	(69,307)	(19,218)	(16,657)

Accrued benefit recognized at December 31	$(63,227)	$(81,207)	$(20,080)	$(17,300)

Amounts Recognized in Accumulated Other Comprehensive Income (Loss), Net of Tax
Prior service cost	$28,897	$27,523	$(988)	$(1,241)
Actuarial loss	8,608	14,697	4,031	3,630

Total	$37,505	$42,220	$3,043	$2,389

Packaging Corporation of America

Notes to Consolidated Financial Statements (Continued)
December 31, 2009

	Pension Plans			Postretirement Plans
	2009	2008	2007	2009	2008	2007
	(In thousands)

Components of Net Periodic Benefit Cost
Service cost for benefits earned during the year	$17,955	$17,779	$17,973	$1,341	$1,067	$1,003
Interest cost on accumulated benefit obligation	10,208	7,828	6,251	1,022	788	654
Expected return on plan assets	(8,573)	(8,578)	(4,761)	—	—	—
Net amortization of unrecognized amounts	5,706	7,002	3,233	(88)	(239)	(236)
Other	(126)	—	—	—	—	—

Net periodic benefit cost	$25,170	$24,031	$22,696	$2,275	$1,616	$1,421

	Pension Plans			Postretirement Plans
	2009	2008	2007	2009	2008	2007

Weighted-Average Assumptions Used to Determine Benefit Obligations at December 31
Discount rate	6.00%	6.00%	6.00%	5.75%	6.00%	6.00%
Rate of compensation increase	4.00%	4.00%	4.00%	N/A	N/A	N/A
Weighted-Average Assumptions Used to Determine Net Periodic Benefit Cost for the Years Ended December 31
Discount rate	6.00%	6.00%	5.75%	6.00%	6.00%	5.75%
Expected return on plan assets	8.25%	8.25%	8.25%	N/A	N/A	N/A
Rate of compensation increase	4.00%	4.00%	4.00%	N/A	N/A	N/A

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

The Company assumed health care cost trend rates for its postretirement benefits plans were as follows:

	2009	2008	2007

Health care cost trend rate assumed for next year	7.50%	7.50%	7.50%
Rate to which the cost rend rate is assumed to decline (the ultimate trend rate)	5.00%	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2015	2014	2013

Packaging Corporation of America

Notes to Consolidated Financial Statements (Continued)
December 31, 2009

A one-percentage point change in assumed health care cost trend rates would have the following effects on the 2009 postretirement benefit obligation and the 2009 net post retirement benefit cost:

	1-Percentage	1-Percentage
	Point Increase	Point Decrease
	(In thousands)

Effect on postretirement benefit obligation	$624	$(555)
Effect on net postretirement benefit cost	65	(57)

PCA has retained the services of a professional advisor to oversee pension investments and provide recommendations regarding investment strategy. PCA’s overall strategy and related apportionments between equity and debt securities may change from time to time based on market conditions, external economic factors, and the funding status of the plans. Pension plans’ assets were invested in the following classes of securities at December 31, 2009 and December 31, 2008:

	Percentage
	of Fair Value
	2009	2008

Equity securities	39%	23%
Debt securities	60%	74%
Other	1%	3%

The fair values of PCA’s pension plans’ assets, measured on a recurring basis, by asset category are as follows:

	Fair Value Measurements at December 31, 2009
		Quoted Prices in Active	Significant	Significant
		Markets for identical	Observable	Observable
Asset Category	Total	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
	(In thousands)

Short-term investments	$1,212	$—	$1,212	$—
Equity securities:
U.S. large value	8,573	8,573
U.S. large growth	7,287	7,287
U.S. mid-cap value	2,948	2,948
U.S. mid-cap growth	2,994	2,994
U.S. small blend	1,519		1,519
Foreign large blend	21,310	21,310
Diversified emerging markets	5,854	5,854
Real estate	4,416	4,416
Debt securities:
Government bonds	12,761		12,761
Corporate bonds	71,191	41,161	30,030

Total	$140,065	$94,543	$45,522	$—

The Company makes pension plan contributions that are sufficient to fund its actuarially determined costs, generally equal to the minimum amounts required by the Employee Retirement Income Security Act (ERISA). However, from time to time the Company may make discretionary contributions in excess of the required minimum amounts. PCA currently expects to make pension contributions of $14.0 million and record pension plan expense of $25.1 million in 2010.

Packaging Corporation of America

Notes to Consolidated Financial Statements (Continued)
December 31, 2009

The following are estimated benefit payments to be paid to current plan participants by year:

	Pension Plans	Postretirement Plans
	(In thousands)

2010	$3,587	$862
2011	4,770	1,091
2012	6,003	1,084
2013	7,305	1,219
2014	8,720	1,375
2015 — 2019	68,464	8,991

The Company has two defined contribution 401(k) benefit plans that cover all full-time salaried employees and certain hourly employees at several of the Company’s facilities. Employees can make voluntary contributions in accordance with the provisions of their respective plan. The Company made employer-matching contributions of $9.4 million, $9.4 million and $9.0 million during the years ended December 31, 2009, 2008 and 2007, respectively.

Salaried employees who are not participants in the grandfathered pension plan (generally those hired on or after April 12, 1999) receive a service-related Company retirement contribution to their 401(k) account in addition to any employer matching contribution. This contribution increases with years of service and ranges from 3% to 5% of base pay. The Company expensed $2.8 million, $2.5 million and $2.2 million for this retirement contribution during the years ended December 31, 2009, 2008 and 2007, respectively.

7.	OTHER INTANGIBLE ASSETS

Goodwill

Changes in the carrying amount of goodwill for the period ended December 31, 2009 are as follows:

(In thousands)

Balance as of December 31, 2007 and 2008	$37,163
Acquisition	1,691

Balance at December 31, 2009	$38,854

Other Intangible Assets

The components of other intangible assets are as follows:

	Weighted
	Average	As of December 31, 2009		As of December 31, 2008
	Remaining	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Life	Amount	Amortization	Amount	Amortization
		(In thousands)

Customer lists and relations	31.4 years	$17,441	$5,651	$17,441	$4,836
Covenants not to compete	—	2,292	2,292	2,292	2,228

Total other intangible assets		$19,733	$7,943	$19,733	$7,064

The amount of amortization expense was $0.9 million, $1.1 million, and $1.1 million for the years ended December 31, 2009, 2008 and 2007, respectively. Estimated amortization of intangible assets over the next five years is expected to approximate $0.8 million (2010), $0.6 million (2011), $0.5 million (2012), $0.4 million (2013) and $0.4 million (2014).

Packaging Corporation of America

Notes to Consolidated Financial Statements (Continued)
December 31, 2009

8.	DEBT

A summary of debt is set forth in the following table:

	December 31,
	2009	2008
	(In thousands)

Receivables credit facility, effective interest rate of 1.97% and 3.01% as of December 31, 2009 and 2008, respectively, due April 14, 2010	$109,000	$109,000
Senior notes, net of discount of $1,200 and $1,543 as of December 31, 2009 and 2008, respectively, interest at 5.75% payable semi-annually, due August 1, 2013	398,800	398,457
Senior notes, net of discount of $51 and $57 as of December 31, 2009 and 2008, respectively, interest at 6.50% payable semi-annually, due March 15, 2018	149,949	149,943

Total	657,749	657,400
Less current portion	109,000	109,000

Total long-term debt	$548,749	$548,400

On July 21, 2003, PCA closed its offering and private placement of $150.0 million of 4.375% senior notes due 2008 and $400.0 million of 5.75% senior notes due 2013. The 4.375% senior notes due 2008 were repaid on August 1, 2008, and the 5.75% senior notes are due August 1, 2013.

On March 25, 2008, PCA issued $150.0 million of 6.50% senior notes due March 15, 2018 through a registered public offering. PCA used the proceeds of this offering, together with cash on hand, to repay all of the $150.0 million of outstanding 4.375% senior notes on August 1, 2008.

On April 15, 2008, PCA replaced its existing senior credit facility that was scheduled to expire later in 2008, with a new five-year $150.0 million senior revolving credit facility. The Company had $18.8 million of outstanding letters of credit under this facility, resulting in $131.2 million in unused borrowing capacity as of December 31, 2009.

On April 15, 2009, the Company extended its receivables-backed credit facility through April 14, 2010. The Company had $41.0 million in additional borrowing capacity available under this facility as of December 31, 2009.

The instruments governing PCA’s indebtedness contain financial and other covenants that limit the ability of PCA and its subsidiaries to enter into sale and leaseback transactions, incur liens, incur indebtedness at the subsidiary level, enter into certain transactions with affiliates, merge or consolidate with any other person or sell or otherwise dispose of all or substantially all of its assets. The senior credit facility also requires PCA to comply with certain financial covenants, including maintaining a minimum net worth and maximum debt to total capitalization and minimum interest coverage ratios. A failure to comply with these restrictions could lead to an event of default, which could result in an acceleration of any outstanding indebtedness and/or prohibit the Company from drawing on the senior credit facility. Such an acceleration may also constitute an event of default under the senior notes indenture and the receivables credit facility. At December 31, 2009, the Company was in compliance with these covenants.

Packaging Corporation of America

Notes to Consolidated Financial Statements (Continued)
December 31, 2009

Additional information regarding PCA’s variable rate debt is shown below:

	Weighted-Average
	Reference Interest
	Rate		Applicable Margin
	December 31,		December 31,
	2009	2008	2009	2008

Commercial paper based debt:
Receivables credit facility	0.27%	2.31%	1.70%	0.70%

As of December 31, 2009, annual principal maturities for debt, excluding unamortized debt discount, are: $109.0 million (2010), $400.0 million (2013) and $150.0 million (2018).

Interest payments in connection with the Company’s debt obligations for the years ended December 31, 2009, 2008 and 2007, amounted to $35.7 million, $38.9 million, and $38.0 million, respectively.

PCA has an on-balance sheet securitization program for its trade accounts receivable that is accounted for as a secured borrowing under ASC 860, “Transfers and Servicing.” To effectuate this program, the Company formed a wholly owned limited purpose subsidiary, Packaging Credit Company, LLC (“PCC”), which in turn formed a wholly owned, bankruptcy-remote, special-purpose subsidiary, Packaging Receivables Company, LLC (“PRC”), for the purpose of acquiring receivables from PCC. Both of these entities are included in the consolidated financial statements of the Company. Under this program, PCC purchases on an ongoing basis substantially all of the receivables of the Company and sells such receivables to PRC. PRC and lenders established a $150.0 million receivables-backed revolving credit facility (“Receivables Credit Facility”) through which PRC obtains funds to purchase receivables from PCC. The receivables purchased by PRC are solely the property of PRC. In the event of liquidation of PRC, the creditors of PRC would be entitled to satisfy their claims from PRC’s assets prior to any distribution to PCC or the Company. Credit available under the receivables credit facility is on a borrowing-base formula. As a result, the full amount of the facility may not be available at all times. At December 31, 2009, $109.0 million was outstanding and included in “Short — term debt and current maturities of long — term debt” on the consolidated balance sheet. Approximately $239.9 million of accounts receivable at December 31, 2009 have been sold to PRC and are included in “Accounts receivable, net of allowance for doubtful accounts and customer deductions” on the consolidated balance sheet. The highest outstanding principal balance under the receivables credit facility during 2009 was $109.0 million.

A summary of the Company’s drawings under credit facilities, including the impact of $18.8 million of outstanding letters of credit, as of December 31, 2009 follows:

	Commitments	Utilized	Available
	(In thousands)

Receivables credit facility	$150,000	$109,000	$41,000
Senior revolving credit facility	150,000	18,832	131,168

	$300,000	$127,832	$172,168

PCA is required to pay commitment fees on the unused portions of the credit facilities. The Company’s outstanding letters of credit of $18.8 million at December 31, 2009 are for workers’ compensation.

Packaging Corporation of America

Notes to Consolidated Financial Statements (Continued)
December 31, 2009

9.	FINANCIAL INSTRUMENTS

The carrying and estimated fair values of PCA’s financial instruments at December 31, 2009 and 2008 were as follows:

	2009		2008
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
	(In thousands)

Cash and cash equivalents	$260,727	$260,727	$149,397	$149,397
Long-term debt —
5.75% senior notes	(398,800)	(427,000)	(398,457)	(367,000)
6.50% senior notes	(149,949)	(163,500)	(149,943)	(133,500)
Receivables credit facility	(109,000)	(109,000)	(109,000)	(109,000)
Capital lease obligation	(23,129)	(23,129)	(23,735)	(23,735)

The fair value of cash and cash equivalents approximates its carrying amounts due to the short-term nature of these financial instruments.

The fair value of the receivables credit facility approximates its carrying amount due to the variable interest-rate feature of the instruments. The fair values of the senior notes are based on quoted market prices. The fair value of the capital lease obligations was estimated to not be materially different from the carrying amount.

10.	FAIR VALUE MEASUREMENTS

The following presents information about PCA’s assets and liabilities measured at fair value and the valuation techniques used to determine those fair values. The inputs used in the determination of fair values are categorized according to the fair value hierarchy as being Level 1, Level 2 or Level 3. The valuation techniques are as follows:

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

Assets and liabilities measured at fair value on a recurring basis are as follows:

		Quoted Prices in
		Active Markets for
		Identical Assets	Valuation
	Fair Value	(Level 1)	Technique
	(In thousands)

December 31, 2009
Money Market Funds	$260,230	$260,230	(a	)
December 31, 2008
Money Market Funds	$148,903	$148,903	(a	)

The money market funds PCA invests in include funds comprised of U.S. Treasury obligations or backed by U.S. Treasury obligations.

Packaging Corporation of America

Notes to Consolidated Financial Statements (Continued)
December 31, 2009

There were no changes in the Company’s valuation techniques used to measure fair values on a recurring basis as a result of adopting ASC 820. PCA had no assets or liabilities that were measured on a nonrecurring basis.

11.	STOCKHOLDERS’ EQUITY

On October 17, 2007, PCA announced that its Board of Directors authorized a $150.0 million common stock repurchase program. There is no expiration date for the common stock repurchase program. Through December 31, 2008, the Company repurchased 3,818,729 shares of common stock, with 3,142,600 shares repurchased during 2008 and 676,129 shares repurchased during 2007. All repurchased shares were retired prior to December 31, 2008. There were no shares repurchased in 2009. As of December 31, 2009, $65.0 million of the $150.0 million authorization remained available for repurchase of the Company’s common stock.

12.	COMMITMENTS AND CONTINGENCIES

Capital Commitments

The Company had authorized capital commitments of approximately $41.7 million and $43.0 million as of December 31, 2009 and 2008, respectively, in connection with the expansion and replacement of existing facilities and equipment. In addition, commitments at December 31, 2009 for the major energy optimization projects at its Counce and Valdosta mills totaled $156.3 million.

Lease Obligations

PCA leases space for certain of its facilities and cutting rights to approximately 91,000 acres of timberland under long-term leases. The Company also leases equipment, primarily vehicles and rolling stock, and other assets under long-term leases with a duration of two to seven years. The minimum lease payments under non-cancelable operating leases with lease terms in excess of one year are as follows:

(In thousands)

2010	$28,162
2011	25,181
2012	17,338
2013	11,557
2014	7,742
Thereafter	18,072

Total	$108,052

Total lease expense, including base rent on all leases and executory costs, such as insurance, taxes, and maintenance, for the years ended December 31, 2009, 2008 and 2007 was $41.3 million, $41.6 million and $39.8 million, respectively. These costs are included in cost of goods sold and selling and administrative expenses.

PCA was obligated under capital leases covering buildings and machinery and equipment in the amount of $23.1 million and $23.7 million at December 31, 2009 and 2008, respectively. During the fourth quarter of 2008, the Company entered into a capital lease relating to buildings and machinery, totaling $23.9 million, payable over 20 years. This capital lease amount is a non-cash transaction and, accordingly, has been excluded

Packaging Corporation of America

Notes to Consolidated Financial Statements (Continued)
December 31, 2009

from the consolidated statements of cash flows. Assets held under capital lease obligations are included in property, plant and equipment as follows:

	December 31,
	2009	2008
	(In thousands)

Buildings	$250	$250
Machinery and equipment	23,602	23,931

Total	23,852	24,181
Less accumulated amortization	(1,934)	(472)

Total	$21,918	$23,709

Amortization of assets under capital lease obligations is included in depreciation expense.

The future minimum payments under capitalized leases at December 31, 2009 are as follows:

(In thousands)

2010	$2,202
2011	2,202
2012	2,202
2013	2,202
2014	2,202
Thereafter	30,277

Total minimum capital lease payments	41,287
Less amounts representing interest	18,158

Present value of net minimum capital lease payments	23,129
Less current maturities of capital lease obligations	626

Total long-term capital lease obligations	$22,503

Interest paid as part of the capital lease obligations was $1.6 million and $0.4 million during the years ended December 31, 2009 and 2008, respectively. Interest paid for the year ended December 31, 2007 was immaterial.

Packaging Corporation of America

Notes to Consolidated Financial Statements (Continued)
December 31, 2009

Purchase Commitments

The Company has entered into various purchase agreements for minimum amounts of pulpwood processing and energy over periods ranging from one to twenty years at fixed prices. Total purchase commitments are as follows:

(In thousands)

2010	$6,951
2011	5,942
2012	3,659
2013	1,486
2014	1,486
Thereafter	25,048

Total	$44,572

These purchase agreements are not marked to market. The Company purchased $37.3 million, $29.4 million, and $14.5 million during the years ended December 31, 2009, 2008 and 2007, respectively, under these purchase agreements.

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

Environmental Liabilities

The potential costs for various environmental matters are uncertain due to such factors as the unknown magnitude of possible cleanup costs, the complexity and evolving nature of governmental laws and regulations and their interpretations, and the timing, varying costs and effectiveness of alternative cleanup technologies. From 1994 through 2009, remediation costs at the Company’s mills and corrugated plants totaled approximately $3.2 million. As of December 31, 2009, the Company maintained an environmental reserve of $9.1 million relating to on-site landfills (see Note 13) and surface impoundments as well as ongoing and anticipated remedial projects. Liabilities recorded for environmental contingencies are estimates of the probable costs based upon available information and assumptions. Because of these uncertainties, PCA’s estimates may change. As of the date of this filing, the Company believes that it is not reasonably possible that future environmental expenditures and asset retirement obligations above the $9.1 million accrued as of December 31, 2009, will have a material impact on its financial condition, results of operations, or cash flows.

In connection with the sale to PCA of its containerboard and corrugated products business, Pactiv agreed to retain all liability for all former facilities and all sites associated with pre-closing off-site waste disposal and all environmental liabilities related to a closed landfill located near the Company’s Filer City mill.

13.	ASSET RETIREMENT OBLIGATIONS

Asset retirement obligations consist primarily of landfill capping and closure and post-closure costs. PCA is legally required to perform capping and closure and post-closure care on the landfills at each of the Company’s mills. In accordance with ASC 410, “ Asset Retirement and Environmental Obligations,” PCA recognizes the fair value of these liabilities as an asset retirement obligation for each landfill and capitalizes

Packaging Corporation of America

Notes to Consolidated Financial Statements (Continued)
December 31, 2009

that cost as part of the cost basis of the related asset. The liability is accreted to its estimated value of the asset retirement obligation over time, and the related assets are depreciated on a straight-line basis over their useful lives. Upon settlement of the liability, PCA will recognize a gain or loss for any difference between the settlement amount and the recorded liability.

The following table describes changes to PCA’s asset retirement obligation liability:

	2009	2008
	(In thousands)

Asset retirement obligation, January 1	$4,188	$4,071
Accretion expense	405	248
New cell additions	—	90
Payments	(72)	(221)

Asset retirement obligation, December 31	$4,521	$4,188

14.	INCOME TAXES

Following is an analysis of the components of the consolidated income tax provision:

	2009	2008	2007
	(In thousands)

Current —
U.S.	$52,704	$74,399	$97,657
State and local	12,191	10,949	11,169

Total current provision for taxes	64,895	85,348	108,826

Deferred —
U.S.	(11,745)	(10,098)	(10,399)
State and local	(2,074)	(716)	(625)

Total deferred provision for taxes	(13,819)	(10,814)	(11,024)

Total provision for taxes	$51,076	$74,534	$97,802

The effective tax rate varies from the U.S. Federal statutory tax rate principally due to the following:

	2009	2008	2007
	(In thousands)

Provision computed at U.S. Federal statutory rate of 35%	$110,939	$73,550	$93,754
Alternative fuel mixture credit	(61,673)	—	—
State and local taxes, net of federal benefit	4,566	6,212	8,598
Domestic manufacturers deduction	(2,956)	(4,413)	(5,625)
Other	200	(815)	1,075

Total	$51,076	$74,534	$97,802

Packaging Corporation of America

Notes to Consolidated Financial Statements (Continued)
December 31, 2009

Deferred income tax assets and liabilities at December 31 are summarized as follows:

	December 31,
	2009	2008
	(In thousands)

Deferred tax assets:
Accrued liabilities	$2,592	$7,539
Employee benefits and compensation	7,502	7,818
Reserve for doubtful accounts	128	56
Inventories	13,665	3,187
Stock options and restricted stock	7,795	7,052
Pension and postretirement benefits	35,305	36,675

Total deferred tax assets	$66,987	$62,327

Deferred tax liabilities:
Property, plant and equipment	$(221,559)	$(228,101)
Investment in joint venture	(28,530)	(27,865)

Total deferred tax liabilities	$(250,089)	$(255,966)

Net deferred tax liabilities	$(183,102)	$(193,639)

The net deferred tax liabilities at December 31 are classified in the balance sheet as follows:

	December 31,
	2009	2008
	(In thousands)

Current deferred tax assets	$22,125	$15,240
Non-current deferred tax liabilities	(205,227)	(208,879)

Net deferred tax liabilities	$(183,102)	$(193,639)

Cash payments for income taxes were $22.3 million, $89.4 million and $105.5 million for the years ended December 31, 2009, 2008 and 2007, respectively. In 2009, cash payments for income taxes were lower due to the alternative fuel mixture credit offsetting Federal income taxes payable.

The following table summarizes the changes related to PCA’s gross unrecognized tax benefits excluding interest:

	2009	2008
	(In thousands)

Balance as of January 1	$(10,426)	$(9,358)
(Increases) decreases related to prior years’ tax positions	(949)	190
Increases related to current year tax positions	(619)	(1,354)
Settlements with taxing authorities	248	—
Expiration of the statute of limitations	2,705	96

Balance at December 31	$(9,041)	$(10,426)

During the third quarter of 2009, the statue of limitations for the federal tax years of 2003 and 2005 expired. During the fourth quarter of 2009, various state statute of limitations expired. As a result of these events, the reserve for uncertain tax positions was decreased by $2.7 million gross or $2.2 million net of the

Packaging Corporation of America

Notes to Consolidated Financial Statements (Continued)
December 31, 2009

federal benefit for state taxes during the third and fourth quarters of 2009. At December 31, 2009, PCA had $9.0 million unrecognized tax benefits excluding interest. Of the total, $6.6 million (net of the federal benefit for state taxes) would impact the effective tax rate if recognized.

During the years ended December 31, 2009 and 2008, PCA recorded $0.1 million gross ($0.06 million net) and $0.1 million gross ($0.06 million net), respectively, in its statement of income, increasing the accrual for interest to $1.8 million gross ($1.1 million net) and $1.7 million gross ($1.0 million, net) at December 31, 2009 and 2008, respectively. No accrual for penalties was made.

PCA and its subsidiaries are subject to U.S. federal income taxes, as well as income taxes of multiple state and city jurisdictions. A federal examination of the tax years 2002 and 2004 have been concluded. The tax years 2006 — 2009 remain open to federal examination. The tax years 2002 — 2009 remain open to state examinations. PCA does not expect the unrecognized tax benefits to change significantly over the next 12 months.

15.	ALTERNATIVE FUEL MIXTURE TAX CREDITS

PCA generates “black liquor” as a by-product of its pulp manufacturing process and uses it in a mixture with diesel fuel to produce energy at its Counce, Tennessee, Valdosta, Georgia, and Tomahawk, Wisconsin mills. Through December 31, 2009, the U.S. Internal Revenue Code provided a $0.50 per gallon refundable tax credit for taxpayers who used alternative fuels in their trade or business. The Company filed applications with the Internal Revenue Service (the “IRS”) in December 2008 to be registered as an alternative fuel mixer and received approval in April 2009. As a registered alternative fuel mixer, the Company believes the use of black liquor as an alternative fuel qualifies for this tax credit. The laws governing this credit, as well as the taxability of benefits received from this credit, are complex. After December 31, 2009, the IRS no longer provides an alternative fuel mixture credit for a mixture of black liquor and diesel fuel used. During the year ended December 31, 2009, PCA recorded income of $171.3 million from these credits after deducting net after-tax operating expenses of $5.0 million. The Company applied $48.4 million of these credits against its 2009 federal cash tax payments, resulting in an alternative fuel mixture receivable balance at December 31, 2009 of $127.8 million that is included on the Company’s balance sheet at December 31, 2009.

16.	RELATED PARTY TRANSACTIONS

At December 31, 2009 and 2008, PCA owned approximately 29% of Southern Timber Venture, LLC (“STV”) and had not guaranteed the debt of STV and has no future funding requirements. There is no carrying value of the Company’s investment in STV under the equity method at December 31, 2009 and 2008. PCA did not receive any dividends from STV in 2009, 2008 or 2007. STV currently owns approximately 51,000 acres of land, including timberlands and higher beneficial use properties, located primarily in southern Georgia and northern Florida.

Currently, PCA purchases pulpwood directly from STV for its Valdosta mill in accordance with the terms of a fiber supply agreement between the two companies which expires December 31, 2017. The price of pulpwood in this agreement is based upon the market value of pulpwood and is adjusted annually for any changes in market value. PCA purchased $3.4 million, $3.0 million and $3.2 million of pulpwood for its Valdosta, Georgia mill from STV during the years ended December 31, 2009, 2008 and 2007, respectively.

In December 2007, PCA sold a portion of its interest in STV for $1.0 million and recognized a pre-tax gain of $1.0 million.

Packaging Corporation of America

Notes to Consolidated Financial Statements (Continued)
December 31, 2009

Unaudited Financial information for STV is as follows:

	Year Ended December 31,
	2009	2008	2007
	(In thousands)

Net sales	$5,194	$5,910	$6,373
Gross profit (loss)	(486)	(632)	(573)
Gain from sale of timberlands	6	364	1,080
Net loss	(5,983)	(4,947)	(4,045)

17.	ACQUISITIONS

On July 2, 2009, the Company acquired a specialty sheet business located in Chicago, Illinois for approximately $3.1 million, net of cash required. The purchase method of accounting was used to account for the acquisition. Goodwill of $1.7 million (which is deductible for income tax purposes) was recorded in connection with the acquisition. Sales and total assets of the acquisition were not material to the Company’s overall sales and total assets prior to the acquisition. Operating results of the plant subsequent to the date of acquisition are included in the Company’s operating results.

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

19.	SUBSEQUENT EVENTS

The Company has evaluated subsequent events through February 17, 2010, the filing date of this Form 10-K, and determined there were no events to disclose.

Packaging Corporation of America

Notes to Consolidated Financial Statements (Continued)
December 31, 2009

20.	QUARTERLY FINANCIAL DATA (UNAUDITED)

	Fiscal Quarter
	First	Second	Third	Fourth	Total
	(In thousands, except per share amounts)

2009:
Net sales	$512,378	$549,381	$553,573	$532,257	$2,147,589
Gross profit	110,008	118,499	110,532	87,538	426,577
Income from operations	49,607	135,717	96,331	70,799	352,454
Net income	25,676	108,881	72,655	58,683	265,895
Basic earnings per share	0.25	1.07	0.71	0.58	2.62
Diluted earnings per share	0.25	1.07	0.71	0.57	2.60
Stock price — high	15.49	17.24	21.99	24.18	24.18
Stock price — low	9.66	12.43	15.19	18.21	9.66
2008:
Net sales	$577,474	$616,183	$620,785	$546,051	$2,360,493
Gross profit	118,161	127,196	132,051	113,950	491,358
Income from operations	57,146	64,173	68,705	51,788	241,812
Net income	32,073	35,192	38,102	30,242	135,609
Basic earnings per share	0.31	0.34	0.37	0.30	1.32
Diluted earnings per share	0.31	0.34	0.37	0.30	1.31
Stock price — high	28.74	26.47	26.99	23.60	28.74
Stock price — low	19.84	20.46	20.93	10.95	10.95

Note:	The sum of the quarters may not equal the total of the respective year’s earnings per share on either a basic or diluted basis due to changes in the weighted average shares outstanding throughout the year.

For the three months ended June 30, September 30, and December 31, 2009, net income was increased by $80.2 million or $0.79 per share, $47.3 million of $0.46 per share, and $43.7 million of $0.43 per share, respectively, due to the alternative fuel mixture tax credits.

For the three months ended December 31, 2009, net income was decreased by $1.2 million or $0.01 per share due to asset disposals related to the major energy projects at the Counce and Valdosta mills.

For the three months ended December 31, 2008, tax expense was reduced by $2.9 million or $0.03 per share primarily due to a reduction in the Company’s state tax rate.