Form 10-Q
period 2010-03-31
PACKAGING CORP OF AMERICA
filed 2010-05-05
CIK 75677

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2010
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

As of May 3, 2010, the Registrant had outstanding 103,162,860 shares of common stock, par value $0.01 per share.

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements.

Packaging Corporation of America
Condensed Consolidated Balance Sheets
(Unaudited)

	March 31,	December 31,
	2010	2009
(In thousands, except share and per share amounts)		(Audited)

ASSETS
Current assets:
Cash and cash equivalents	$197,601	$260,727
Accounts receivable, net of allowance for doubtful accounts and customer deductions of $5,421 and $6,348 as of March 31, 2010 and December 31, 2009, respectively	275,727	243,403
Inventories	215,631	213,396
Alternative fuel mixture tax credits receivable	137,044	127,811
Federal and state income taxes receivable	9,580	4,707
Prepaid expenses and other current assets	21,999	13,045
Deferred income taxes	16,166	22,125

Total current assets	873,748	885,214
Property, plant and equipment, net	1,204,480	1,182,504
Goodwill	38,854	38,854
Other intangible assets, net	11,586	11,790
Other long-term assets	35,627	34,478

Total assets	$2,164,295	$2,152,840

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt and current maturities of long-term debt	$109,000	$109,000
Capital lease obligations	636	626
Accounts payable	158,270	126,813
Dividends payable	15,460	15,451
Accrued interest	4,455	12,644
Accrued liabilities	81,613	106,423

Total current liabilities	369,434	370,957
Long-term liabilities:
Long-term debt	548,836	548,749
Capital lease obligations	22,340	22,503
Deferred income taxes	206,203	205,227
Pension and postretirement benefit plans	83,881	78,859
Other long-term liabilities	27,944	27,700

Total long-term liabilities	889,204	883,038
Stockholders’ equity:
Common stock, par value $.01 per share, 300,000,000 shares authorized, 103,121,490 shares and 103,018,358 shares issued as of March 31, 2010 and December 31, 2009, respectively	1,031	1,030
Additional paid in capital	390,948	387,496
Retained earnings	550,092	546,355
Accumulated other comprehensive income (loss):
Unrealized gain on treasury lock, net	4,050	4,512
Unrealized loss on foreign currency exchange contracts	(811)	—
Unfunded employee benefit obligations, net	(39,653)	(40,548)

Total accumulated other comprehensive loss	(36,414)	(36,036)

Total stockholders’ equity	905,657	898,845

Total liabilities and stockholders’ equity	$2,164,295	$2,152,840

See notes to condensed consolidated financial statements.

Packaging Corporation of America

Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended March 31,
	2010	2009
(In thousands, except per share amounts)

Net sales	$550,732	$512,378
Cost of sales	(463,933)	(402,370)

Gross profit	86,799	110,008
Selling and administrative expenses	(44,277)	(43,308)
Corporate overhead	(12,630)	(13,435)
Alternative fuel mixture tax credits income	9,235	—
Other expense, net	(5,511)	(3,658)

Income from operations	33,616	49,607
Interest expense, net	(8,723)	(8,738)

Income before taxes	24,893	40,869
Provision for income taxes	(5,699)	(15,193)

Net income	$19,194	$25,676

Weighted average common shares outstanding:
Basic	101,928	101,362
Diluted	102,876	102,143
Net income per common share:
Basic	$0.19	$0.25

Diluted	$0.19	$0.25

Dividends declared per common share	$0.15	$0.15

See notes to condensed consolidated financial statements.

Packaging Corporation of America
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009
(In thousands)

Cash Flows from Operating Activities:
Net income	$19,194	$25,676
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	38,641	36,932
Amortization of financing costs	191	197
Amortization of net gain on treasury lock	(462)	(462)
Share-based compensation expense	1,236	1,240
Deferred income tax provision	6,525	(4,985)
Loss on disposals of property, plant and equipment	2,810	2,377
Alternative fuel mixture tax credits receivable	(9,235)	—
Changes in operating assets and liabilities:
(Increase) decrease in assets —
Accounts receivable	(32,822)	(423)
Inventories	(2,235)	1,501
Prepaid expenses and other current assets	(13,876)	(5,451)
Increase (decrease) in liabilities —
Accounts payable	31,457	15,697
Accrued liabilities	(33,352)	(16,832)
Other, net	6,432	(4,788)

Net cash provided by operating activities	14,504	50,679

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(63,137)	(27,940)
Additions to other long term assets	(1,180)	(1,381)
Proceeds from disposals of property, plant and equipment	55	11

Net cash used for investing activities	(64,262)	(29,310)

Cash Flows from Financing Activities:
Payments on long-term debt	(153)	(165)
Common stock dividends paid	(15,451)	(30,719)
Proceeds from exercise of stock options	1,906	14
Excess tax benefits from share-based awards	330	127

Net cash used for financing activities	(13,368)	(30,743)

Net decrease in cash and cash equivalents	(63,126)	(9,374)
Cash and cash equivalents, beginning of period	260,727	149,397

Cash and cash equivalents, end of period	$197,601	$140,023

See notes to condensed consolidated financial statements.

Packaging Corporation of America

Notes to Condensed Consolidated Financial Statements
(Unaudited)
March 31, 2010

1.	Basis of Presentation

The condensed consolidated financial statements as of March 31, 2010 and 2009 of Packaging Corporation of America (“PCA” or the “Company”) and for the three-month periods then ended are unaudited but include all adjustments (consisting only of normal recurring adjustments) that management considers necessary for a fair presentation of such financial statements. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with Article 10 of SEC Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete audited financial statements. Operating results for the period ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. These condensed consolidated financial statements should be read in conjunction with PCA’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

Packaging Corporation of America

Notes to Condensed Consolidated Financial Statements
(Unaudited)
March 31, 2010

2.	Summary of Accounting Policies (Continued)

Comprehensive Income

Comprehensive income is as follows:

	Three Months Ended March 31,
	2010	2009
(In thousands)

Net income	$19,194	$25,676
Other comprehensive income, net of tax:
Amortization of unfunded employee benefit obligations	895	858
Amortization of net gain on treasury lock	(462)	(462)
Unrealized losses on foreign currency exchange contracts	(811)	—
Other	—	(125)

Comprehensive income	$18,816	$25,947

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-06, “Fair Value Measurements and Disclosures (Topic 820) — Improving Disclosures about Fair Value Measurements.” This ASU requires new disclosures and clarifies existing disclosure requirements about fair value measurement as set forth in Accounting Standards Codification (“ASC”) 820. ASU 2010-06 amends ASC 820 to now require: (1) a reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers; and (2) in the reconciliation for fair value measurements using significant unobservable inputs, a reporting entity should present separately information about purchases, sales, issuances, and settlements. In addition, ASU 2010-06 clarifies the requirements of existing disclosures. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company adopted this guidance on January 1, 2010. See Note 11 for additional information.

In December 2009, the FASB issued ASU 2009-16, “Transfers and Servicing (Topic 860) — Accounting for Transfers of Financial Assets,” which formally codifies FASB Statement No. 166, “Accounting for Transfers of Financial Assets,” into the FASB Accounting Standards Codification. ASU 2009-16 revises the provisions of former FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” and will require more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. ASU 2009-16 is effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009. The Company adopted this guidance on January 1, 2010. See Note 8 for additional information.

Packaging Corporation of America

Notes to Condensed Consolidated Financial Statements
(Unaudited)
March 31, 2010

3.	Earnings Per Share

The following table sets forth the computation of basic and diluted income per common share for the periods presented.

	Three Months Ended March 31,
	2010	2009
(In thousands, except per share data)

Numerator:
Net income	$19,194	$25,676
Denominator:
Basic common shares outstanding	101,928	101,362
Effect of dilutive securities:
Stock options	255	63
Unvested restricted stock	693	718

Dilutive common shares outstanding	102,876	102,143

Basic income per common share	$0.19	$0.25
Diluted income per common share	$0.19	$0.25

Options to purchase 0.6 million shares and 2.0 million shares for the three months ended March 31, 2010 and 2009, respectively, were not included in the computation of diluted common shares outstanding as their exercise price exceeded the average market price of the Company’s common stock for each respective reporting period.

4.	Stock-Based Compensation

In October 1999, the Company adopted a long-term equity incentive plan, which provides for grants of stock options, stock appreciation rights, restricted stock and performance awards to directors, officers and employees of PCA, as well as others who engage in services for PCA. Option awards granted to directors, officers and employees have contractual lives of seven or ten years. Options granted to officers and employees vest ratably over a three-year period, and options granted to directors vest immediately. Restricted stock awards granted to employees vest at the end of a four-year period, and restricted stock awards granted to directors vest at the end of a six-month period. The plan, which will terminate on October 19, 2014, provides for the issuance of up to 8,550,000 shares of common stock over the life of the plan. As of March 31, 2010, options and restricted stock of 6,530,280 shares have been granted, net of forfeitures. Forfeitures are added back to the pool of shares of common stock available to be granted at a future date.

Packaging Corporation of America

Notes to Condensed Consolidated Financial Statements
(Unaudited)
March 31, 2010

4.	Stock-Based Compensation (Continued)

Compensation expense for both stock options and restricted stock recognized in the condensed consolidated statements of income for the three-month periods ended March 31, 2010 and 2009 was as follows:

	Three Months Ended
	March 31,
	2010	2009
(In thousands)

Stock options	$157	$185
Restricted stock	1,079	1,055

Impact on income before income taxes	1,236	1,240
Income tax benefit	(481)	(482)

Impact on net income	$755	$758

The Company uses the Black-Scholes-Merton option-pricing model to estimate the fair value of each option grant as of the date of grant. Expected volatilities are based on historical volatility of the Company’s common stock. The expected life of the option is estimated using historical data pertaining to option exercises and employee terminations. Separate groups of employees that have similar historical exercise behavior are considered separately for estimating the expected life. The risk-free interest rate is based on U.S. Treasury yields in effect at the time of grant. The fair value of restricted stock is determined based on the closing price of the Company’s common stock on the grant date. There were no option or restricted stock grants during the first quarter of 2010.

A summary of the Company’s stock option activity and related information follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term (years)	Value
				(In thousands)

Outstanding at December 31, 2009	1,973,301	$20.92
Exercised	(110,452)	17.26
Forfeited	(1,583)	25.30

Outstanding at March 31, 2010	1,861,266	$21.14	3.0	$6,711

Outstanding — vested or expected to vest at March 31, 2010	1,861,266	$21.14	3.0	$6,711

Exercisable at March 31, 2010	1,797,804	$20.97	3.0	$6,711

The total intrinsic value of options exercised during the three months ended March 31, 2010 and 2009 was $0.8 million and $24,000, respectively. As of March 31, 2010, there was $0.1 million of total unrecognized compensation cost related to non-vested stock option awards granted under the Company’s equity incentive plan. The Company expects to recognize the cost of these stock option awards over a weighted-average period of 0.25 years.

Packaging Corporation of America

Notes to Condensed Consolidated Financial Statements
(Unaudited)
March 31, 2010

4.	Stock-Based Compensation (Continued)

A summary of the Company’s restricted stock activity follows:

	2010		2009
		Fair Market		Fair Market
		Value at		Value at
		Date of		Date of
(Dollars in thousands)	Shares	Grant	Shares	Grant

Restricted stock at January 1	1,235,505	$24,718	1,038,270	$23,023
Vested	(113,580)	(2,277)	—	—
Cancellations	(7,320)	(145)	(1,770)	(39)

Restricted stock at March 31	1,114,605	$22,296	1,036,500	$22,984

The Company generally recognizes compensation expense associated with restricted stock awards ratably over their vesting periods. As PCA’s Board of Directors has the ability to accelerate vesting of restricted stock upon an employee’s retirement, the Company accelerates the recognition of compensation expense for certain employees approaching normal retirement age. As of March 31, 2010, there was $8.4 million of total unrecognized compensation costs related to the above restricted stock awards. The Company expects to recognize the cost of these stock awards over a weighted-average period of 2.5 years.

5.	Inventories

The components of inventories are as follows:

	March 31,	December 31,
	2010	2009
(In thousands)		(Audited)

Raw materials	$113,028	$101,429
Work in process	8,103	6,600
Finished goods	71,072	66,994
Supplies and materials	97,809	100,919

Inventories at FIFO or average cost	290,012	275,942
Excess of FIFO or average cost over LIFO cost	(74,381)	(62,546)

Inventories, net	$215,631	$213,396

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

6.	Other Intangible Assets

The components of other intangible assets are as follows:

		As of March 31, 2010		As of December 31, 2009
	Weighted	Gross		Gross
	Average	Carrying	Accumulated	Carrying	Accumulated
	Remaining Life	Amount	Amortization	Amount	Amortization
(In thousands)				(Audited)

Customer lists and relations	31.4 years	$17,441	$5,855	$17,441	$5,651

Packaging Corporation of America

Notes to Condensed Consolidated Financial Statements
(Unaudited)
March 31, 2010

7.	Employee Benefit Plans and Other Postretirement Benefits

For the three months ended March 31, 2010 and 2009, net pension costs were comprised of the following:

	Three Months
	Ended
	March 31,
	2010	2009
(In thousands)

Components of Net Pension Costs
Service cost for benefits earned during the year	$4,579	$4,489
Interest cost on accumulated benefit obligation	3,023	2,637
Expected return on assets	(2,802)	(2,143)
Net amortization of unrecognized amounts	1,483	1,426
Other	—	(126)

Net pension costs	$6,283	$6,283

The Company makes pension plan contributions that are sufficient to fund its actuarially determined costs, generally equal to the minimum amounts required by the Employee Retirement Income Security Act (ERISA). However, from time to time the Company may make discretionary contributions in excess of the required minimum amounts. The Company expects to contribute $14.0 million to the pension plans in 2010.

For the three months ended March 31, 2010 and 2009, net postretirement costs were comprised of the following:

	Three Months
	Ended
	March 31,
	2010	2009
(In thousands)

Components of Net Postretirement Costs
Service cost for benefits earned during the year	$350	$335
Interest cost on accumulated benefit obligation	283	256
Net amortization of unrecognized amounts	(19)	(22)

Net postretirement costs	$614	$569

8.	Transfers of Financial Assets

PCA has an on-balance sheet securitization program for its trade accounts receivable that is accounted for as a secured borrowing under ASC 860, “Transfers and Servicing.” To effectuate this program, the Company formed a wholly owned, limited-purpose subsidiary, Packaging Credit Company, LLC (“PCC”), which in turn formed a wholly owned, bankruptcy-remote, special-purpose subsidiary, Packaging Receivables Company, LLC (“PRC”), for the purpose of acquiring receivables from PCC. Both of these entities are included in the consolidated financial statements of the Company. Under this program, PCC purchases on an ongoing basis substantially all of the receivables of the Company and sells such receivables to PRC. PRC and lenders established a $150.0 million receivables-backed revolving credit facility (“Receivables Credit Facility”) through which PRC obtains funds to purchase receivables from PCC. The receivables purchased by PRC are solely the property of PRC. In the event of liquidation of PRC, the creditors of PRC would be entitled to satisfy their claims from PRC’s assets prior to any distribution to PCC or the Company. Credit available under the receivables credit facility is on a borrowing-base

Packaging Corporation of America

Notes to Condensed Consolidated Financial Statements
(Unaudited)
March 31, 2010

8.	Transfers of Financial Assets (Continued)

formula. As a result, the full amount of the facility may not be available at all times. At March 31, 2010, $109.0 million was outstanding and included in “Short-term debt and current maturities of long-term debt” on the condensed consolidated balance sheet. Approximately $260.4 million of accounts receivable at March 31, 2010 have been sold to PRC and are included in “Accounts receivable, net of allowance for doubtful accounts and customer deductions” on the condensed consolidated balance sheet.

9.	Derivative Instruments and Hedging Activities

The Company records its derivatives in accordance with ASC 815, “Derivatives and Hedging.” The guidance requires the Company to recognize derivative instruments as either assets or liabilities in the balance sheet at fair value. The accounting for changes in the fair value of a derivative depends on the intended use and designation of the derivative instrument. For a derivative designated as a fair value hedge, the gain or loss on the derivative is recognized in earnings in the period of change in fair value together with the offsetting gain or loss on the hedged item. For a derivative instrument designated as a cash flow hedge, the effective portion of the derivative’s gain or loss is initially reported as a component of accumulated other comprehensive income (loss) (“OCI”) and is subsequently recognized in earnings when the hedged exposure affects earnings. The ineffective portion of the gain or loss is recognized in earnings.

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

Interest Rate Risk

The Company has historically used derivative instruments to manage interest costs and the risk associated with changing interest rates. On June 12, 2003 and January 17, 2008, in connection with contemplated issuances of ten-year debt securities, PCA entered into interest rate protection agreements with counterparties to protect against increases in the ten-year U.S. Treasury Note rate. These treasury rates served as references in determining the interest rates applicable to the debt securities the Company issued in July 2003 and March 2008, respectively. As a result of changes in the interest rates on those treasury securities between the time PCA entered into the agreements and the time PCA priced and issued the debt securities, the Company: (1) received a payment of $22.8 million from the counterparty upon settlement of the 2003 interest rate protection agreement on July 21, 2003; and (2) made a payment of $4.4 million to the counterparty upon settlement of the 2008 interest rate protection agreement on March 25, 2008. The Company recorded the settlements in accumulated other comprehensive income (loss). As of March 31, 2010 and 2009, the Company was not a party to any interest rate derivative instruments.

Foreign Currency Exchange Rate Risk

In connection with the energy optimization project at its Valdosta, Georgia mill, the Company entered into foreign currency forward contracts on December 18, 2009 to hedge its exposure to forecasted purchases of machinery and equipment denominated in foreign currencies. The foreign currency forward contracts were properly documented and designated as cash flow hedges at inception. At March 31, 2010, the Company had a notional value of $11.0 million in foreign currency exchange contracts outstanding that will settle by the end of 2010.

Packaging Corporation of America

Notes to Condensed Consolidated Financial Statements
(Unaudited)
March 31, 2010

9.	Derivative Instruments and Hedging Activities (Continued)

Derivative Instruments

The fair value of the Company’s foreign currency forward contracts at March 31, 2010 was $0.6 million and is included in “Accrued liabilities” on the Company’s condensed consolidated balance sheet at March 31, 2010.

The impact of derivative instruments on the condensed consolidated statements of income and OCI is as follows:

	Amount of	Amount of Gain (Loss) Reclassified
	Gain (Loss)	from Accumulated OCI into Income
	Recognized	(Effective Portion)
	in OCI		Three Months
	(Effective Portion)		Ended
	March 31, 2010	Location	March 31, 2010
(In thousands)

Interest rate contracts	$4,050	Interest expense, net	$462
Foreign currency exchange contracts	(811)	Cost of sales	—

Total	$3,239	Total	$462

The $22.8 million settlement gain and $4.4 million settlement loss on the interest rate contracts are being amortized to interest expense over the lives of the respective notes, resulting in a $1.8 million net gain to be reclassified to interest expense during the next 12 months.

The loss on the foreign currency contracts will be reclassified into earnings in the same periods during which the hedged transaction affects earnings. There were no ineffective portions of these contracts during the period.

10.	Financial Instruments

The carrying and estimated fair values of PCA’s financial instruments at March 31, 2010 and December 31, 2009 were as follows:

	March 31, 2010		December 31, 2009
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
(In thousands)			(Audited)

Cash and cash equivalents	$197,601	$197,601	$260,727	$260,727
Long-term debt —
5.75% senior notes	(398,886)	(430,000)	(398,800)	(427,000)
6.50% senior notes	(149,950)	(161,250)	(149,949)	(163,500)
Receivables credit facility	(109,000)	(109,000)	(109,000)	(109,000)
Capital lease obligation	(22,976)	(22,976)	(23,129)	(23,129)

The fair value of cash and cash equivalents approximates its carrying amounts due to the short-term nature of these financial instruments.

The fair value of the receivables credit facility approximates its carrying amount due to the variable interest-rate feature of the instrument. The fair values of the senior notes are based on quoted market prices. The fair value of the capital lease obligation was estimated to not be materially different from the carrying amount.

Packaging Corporation of America

Notes to Condensed Consolidated Financial Statements
(Unaudited)
March 31, 2010

11.	Fair Value Measurements

The following presents information about PCA’s assets and liabilities measured at fair value and the valuation techniques used to determine those fair values. The inputs used in the determination of fair values are categorized according to the fair value hierarchy as being Level 1, Level 2, or Level 3. The valuation techniques are as follows:

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

Assets and liabilities measured at fair value on a recurring basis are as follows:

	As of March 31, 2010
			Measurement Approach			As of December 31, 2009
	Carrying	Fair		Valuation		Carrying	Fair
	Value	Value	Level	Technique		Value	Value
(In thousands)						(Audited)

Current Assets	$197,104	$197,104	1	(a	)	$260,230	$260,230
Money market funds
Current Liabilities
Foreign currency exchange contracts	599	599	2	(a	)	—	—

The money market funds PCA invests in include funds comprised of U.S. Treasury obligations or backed by U.S. Treasury obligations. The Company measures the fair value of money market funds based on quoted prices in active markets for identical assets.

The Company calculates the fair value of its foreign currency forward contracts using quoted currency spot rates plus or minus forward points to calculate forward rates.

There were no changes in the Company’s valuation techniques used to measure fair values on a recurring basis as a result of adopting ASC 820. PCA had no assets or liabilities that were measured on a nonrecurring basis.

12.	Environmental Liabilities

The potential costs for various environmental matters are uncertain due to such factors as the unknown magnitude of possible cleanup costs, the complexity and evolving nature of governmental laws and regulations and their interpretations, and the timing, varying costs and effectiveness of alternative cleanup technologies. From 1994 through March 31, 2010, remediation costs at the PCA’s mills and corrugated plants totaled approximately $3.2 million. As of March 31, 2010, the Company maintained an environmental reserve of $9.3 million relating to on-site landfills and surface impoundments as well as ongoing and anticipated remedial projects. Liabilities recorded for environmental contingencies are estimates of the probable costs based upon available information and assumptions. Because of these uncertainties, PCA’s estimates may change. As of the date of this filing, the Company believes that it is not reasonably possible that future environmental expenditures and asset retirement obligations above the $9.3 million accrued as of March 31, 2010, will have a material impact on our financial condition, results of operations, or cash flows.

Packaging Corporation of America

Notes to Condensed Consolidated Financial Statements
(Unaudited)
March 31, 2010

13.	Alternative Fuel Mixture Tax Credits

The Company generates “black liquor” as a by-product of its pulp manufacturing process and uses it in a mixture with diesel fuel to produce energy at its Counce, Tennessee, Valdosta, Georgia, and Tomahawk, Wisconsin mills. Through December 31, 2009, the U.S. Internal Revenue Code provided a $0.50 per gallon refundable tax credit for taxpayers who use alternative fuels in their trade or business. The Company filed applications with the Internal Revenue Service (the “IRS”) in December 2008 to be registered as an alternative fuel mixer and received approval in April 2009. As a registered alternative fuel mixer, the Company believes the use of black liquor as an alternative fuel through December 31, 2009 qualified for this tax credit. The laws governing this credit, as well as the taxability of benefits received from this credit, are complex. After December 31, 2009, the alternative fuel mixture credit for a mixture of black liquor and diesel fuel used is no longer available. During the first quarter of 2010, the Chief Counsel’s Office of the Internal Revenue Service released Memorandum AM2010-001, which provided clarification about the calculation of the alternative fuel mixture credit for black liquor. As a result, during the first quarter of 2010 the Company released the reserve of $9.2 million that was established in 2009 due to the ambiguity in the calculation of the credit. The Company has an alternative fuel mixture tax credit receivable of $137.0 million recorded on its balance sheet at March 31, 2010.

14.	Subsequent Event

The Company has evaluated subsequent events through the filing date of this Form 10-Q. On April 14, 2010, PCA renewed its $150.0 million receivables-backed credit facility described in Note 8, which was scheduled to expire on April 14, 2010, to March 1, 2011.

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

In analyzing our operating performance, we focus on the following factors that affect our business and are important to consider when reviewing our financial and operating results:

•	containerboard and corrugated products demand;

•	corrugated products and containerboard pricing and mix;

•	cost trends and volatility for our major costs, including wood and recycled fiber, purchased fuels, electricity, labor and fringe benefits, and transportation costs; and

•	cash flow from operations and capital expenditures.

The cost to manufacture containerboard is dependent, in large part, on the costs of wood fiber, recycled fiber, purchased fuels, electricity and labor and fringe benefits. Excluding the cost of containerboard, labor and benefits costs make up the largest component of corrugated products’ manufactured costs.

The market for containerboard is generally subject to changes in the U.S. economy. Historically, supply and demand, as well as industry-wide inventory levels, have influenced prices of containerboard and corrugated products. In addition to U.S. shipments, approximately 10% of domestically produced containerboard has been exported annually for use in other countries.

Industry Conditions

The market for containerboard and corrugated products continued to improve for both the industry and PCA in the first quarter of 2010. Industry-wide shipments of corrugated products increased 3.7% for the three months ended March 31, 2010 compared to the same period in 2009, and first quarter 2010 industry containerboard production increased 13.2% from the first quarter of 2009. Industry containerboard export shipments increased 42.2% over the same time period in 2009. Industry published prices for containerboard increased $50 per ton in January and increased an additional $60 per ton in April. Reported industry containerboard inventories at the end of March 2010 were at their lowest level in nearly 30 years, approximately 344,000 tons below March 2009.

PCA Operations Summary

During the first quarter of 2010, we produced approximately 569,000 tons of containerboard at our mills, of which about 83% was consumed in our corrugated products manufacturing plants, 9% was sold to domestic customers and 8% was sold in the export market. In the first quarter, our production was reduced by a total of 35,000 tons due to 20,000 tons of downtime from our Counce, Tennessee annual mill maintenance outage, an additional 8,000 tons from our Valdosta, Georgia outage required to complete preliminary tie-in work related to our major energy project (which will be completed in the fourth quarter of 2011), and 7,000 tons of downtime at our Counce, Tennessee mill from wood shortages.

Our corrugated products manufacturing plants sold about 7.6 billion square feet (“bsf”) of corrugated products during the first quarter of 2010. Corrugated products shipments were up 14.2% compared to the first quarter of 2009 and essentially equaled our corrugated volume in the first quarter of 2008. Containerboard volume sold to domestic and export customers increased 48.0% for the three months ended March 31, 2010 compared to the same period in 2009. Sales prices of corrugated products were lower than the first quarter of 2009 as a result of containerboard and corrugated products price decreases that occurred throughout 2009. During the first quarter, recycled fiber prices rose significantly and for the quarter were nearly $100 per ton above first quarter 2009 levels. In addition, poor weather conditions in the U.S. South made access to wood fiber very difficult, which resulted in the previously mentioned downtime at our Counce, Tennessee linerboard mill and higher wood costs. Purchased energy costs were lower than last year’s first quarter with prices paid for fuels decreasing by more than 20%.

Our earnings for the first quarter of 2010 benefitted from income related to alternative fuel tax mixture credits generated in 2009 ($9.2 million), which is fully described in Note 13 to the condensed consolidated financial statements.

Looking ahead to the second quarter our earnings are expected to be significantly higher than the first quarter from the full realization of the first quarter containerboard and corrugated products price increases. In addition, our April containerboard price increase and May corrugated products price increases will increase earnings; however, the majority of the impact from these increases will not be fully realized until the third quarter. Planned mill outages will reduce production by approximately 35,000 tons and increase operating costs, which will be partially offset by lower energy costs with warmer weather and lower wood costs. Outside shipments of containerboard are expected to be lower due to our low containerboard inventory. Considering these items, we expect our second quarter 2010 earnings to be significantly higher than our first quarter earnings of $12.5 million, which excludes income of $9.2 million related to the alternative fuel mixture tax credits generated in 2009 and a $2.5 million after tax charge from asset disposals related to the energy optimization projects and the announced closure of the Ackerman, Mississippi facility.

Results of Operations

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

The historical results of operations of PCA for the three months ended March 31, 2010 and 2009 are set forth below:

	Three Months Ended
	March 31,
	2010	2009	Change
(In thousands)

Net sales	$550,732	$512,378	$38,354

Income from operations	$33,616	$49,607	$(15,991)
Interest expense, net	(8,723)	(8,738)	15

Income before taxes	24,893	40,869	(15,976)
Provision for income taxes	(5,699)	(15,193)	9,494

Net income	$19,194	$25,676	$(6,482)

Net Sales

Net sales increased by $38.4 million, or 7.5%, for the three months ended March 31, 2010 from the comparable period in 2009, primarily as a result of the impact of increased sales volume of corrugated products and containerboard to third parties ($81.0 million), partially offset by decreased sales prices ($42.6 million). Sales prices decreased as a result of published industry containerboard price decreases and corrugated products price decreases throughout 2009.

Corrugated products shipments were up 14.2% compared to the first quarter of 2009 and on per-workday basis increased 12.4%. The percentage increase, on a shipments-per-workday basis, was lower due to one more workday in the first quarter of 2010 (63 days), those days not falling on a weekend or holiday, than the first quarter of 2009 (62 days). Containerboard volume sold to domestic and export customers was 48.0% higher for the three months ended March 31, 2010 compared to the three months ended March 31, 2009. Containerboard mill production for the three months ended March 31, 2010 was 569,000 tons compared to 515,000 tons during the same period in 2009, up 54,000 tons due to the market-related downtime taken during the first quarter of 2009, partially offset by planned maintenance and wood fiber shortage outages taken in first quarter 2010.

Income from Operations

Income from operations decreased by $16.0 million, or 32.2%, for the three months ended March 31, 2010 compared to the three months ended March 31, 2009, primarily due to lower sales prices ($42.6 million), increased fiber costs ($15.7 million), charges related to the closure of the Ackerman, Mississippi wood products facility ($2.0 million) and asset disposals required for our major energy project at our Counce, Tennessee and Valdosta, Georgia linerboard mills ($2.0 million). Partially offsetting these items was increased containerboard and corrugated products sales volume ($26.1 million), decreased energy ($6.7 million) and chemical costs ($3.0 million) in addition to income related to alternative fuel tax mixture credits generated in 2009 ($9.2 million), which is fully described in Note 13 to the condensed consolidated financial statements.

Excluding the alternative fuel mixture tax credit, the charges related to the announced Ackerman, Mississippi wood products facility sawmill closure and the asset disposals related to the major mill energy project, income from operations decreased $21.3 million, or 42.9% primarily attributable to the items described above.

Gross profit decreased $23.2 million, or 21.1%, for the three months ended March 31, 2010 from the comparable period in 2009. Gross profit as a percentage of net sales decreased from 21.5% of net sales in the three months ended March 31, 2009 to 15.8% of net sales in the current quarter due primarily to decreased prices.

Selling and administrative expenses increased $1.0 million, or 2.2%, for the three months ended March 31, 2010 compared to the same period in 2009, as a result of increased public warehousing costs ($0.5 million) related to increased customer requirements and increased costs for travel ($0.2 million) and relocation ($0.2 million).

Corporate overhead decreased $0.8 million, or 6.0%, for the three months ended March 31, 2010 compared to the same period in 2009, primarily attributable to a decrease in salary expense due to the timing of incentive compensation ($1.1 million).

Other expense for the three months ended March 31, 2010 increased $1.9 million or 50.7% compared to the first quarter of 2009, primarily due to the charge related to the Ackerman, Mississippi sawmill closure ($2.0 million).

Interest Expense, Net and Income Taxes

Net interest expense decreased by 0.2% for the three months ended March 31, 2010 from the three months ended March 31, 2009.

PCA’s effective tax rate was 22.9% for the three months ended March 31, 2010 and 37.2% for the comparable period in 2009. The effective tax rate in 2010 varies from the U.S. federal statutory tax rate of 35% principally due to the impact of the alternative fuel mixture tax credit, state and local income taxes, and the domestic manufacturers’ deduction. The Company had no material changes to its uncertain tax positions under ASC 740, “Income Taxes,” during the first three months of 2010.

Liquidity and Capital Resources

The following table presents a summary of our cash flows for the periods presented:

	Three Months Ended
	March 31,
	2010	2009	Change
(In thousands)

Net cash provided by (used for):
Operating activities	$14,504	$50,679	$(36,175)
Investing activities	(64,262)	(29,310)	(34,952)
Financing activities	(13,368)	(30,743)	17,375

Net decrease in cash and cash equivalents	$(63,126)	$(9,374)	$(53,752)

Operating Activities

Net cash provided by operating activities for the three months ended March 31, 2010 was $14.5 million compared to $50.7 million for the three months ended March 31, 2009, a decrease of $36.2 million, or 71.4%. Net income, excluding the income from the alternative fuel mixture tax credits of $9.2 million (described in Note 13 to the financial statements included in this report) and the $2.5 million charge from asset disposals related to the mill energy projects and the announced closure of Ackerman, was $12.5 million for the first three months of 2010 compared to $25.7 million for the comparable period in 2009, a decrease of $13.2 million that reduced net cash provided by operating activities. This was partially offset by a higher deferred tax provision in 2010 of $11.5 million. Additionally, requirements for operating assets and liabilities were higher by $34.1 million in 2010 compared to 2009. This was primarily due to higher accounts receivable levels of $32.4 million as a result of the higher sales volumes in 2010 previously described. Cash requirements for operating activities are subject to PCA’s operating needs, the timing of collection of receivables and payments of payables and expenses, and seasonal fluctuations in the Company’s operations.

Investing Activities

Net cash used for investing activities for the three months ended March 31, 2010 increased $35.0 million, or 119.2%, to $64.3 million, compared to the three months ended March 31, 2009. The increase was primarily related to higher additions to property, plant and equipment of $35.2 million, which included $39.7 million for the major energy optimization projects, during the three months ended March 31, 2010 compared to the same period in 2009.

Financing Activities

Net cash used for financing activities totaled $13.4 million for the three months ended March 31, 2010, a decrease of $17.4 million, or 56.5%, compared to the same period in 2009. The difference was primarily attributable to lower common stock dividends paid of $15.3 million during the first three months of 2010 compared to the same period in 2009.

PCA’s primary sources of liquidity are net cash provided by operating activities, borrowings under PCA’s revolving credit facility, and additional borrowings under PCA’s receivables credit facility. As of March 31, 2010, PCA had $172.2 million in unused borrowing capacity under its existing credit agreements, net of the impact on this borrowing capacity of $18.8 million of outstanding letters of credit. Currently, PCA’s primary uses of cash are for operations, capital expenditures, debt service and declared common stock dividends, which it expects to be able to fund from these sources.

The following table provides the outstanding balances and the weighted average interest rates as of March 31, 2010 for PCA’s revolving credit facility, the receivables credit facility, and the senior notes:

			Projected
	Balance at	Weighted	Annual
	March 31,	Average	Cash Interest
Borrowing Arrangement	2010	Interest Rate	Payments
(In thousands)

Revolving Credit Facility	$—	N/A	N/A
Receivables Credit Facility	109,000	1.96%	$2,133
5 3/4% Senior Notes (due August 1, 2013)	400,000	5.75	23,000
6 1/2% Senior Notes (due March 15, 2018)	150,000	6.50	9,750

Total	$659,000	5.29%	$34,883

The above table excludes unamortized debt discount of $1.2 million at March 31, 2010. It also excludes from the projected annual cash interest payments, the non-cash income from the annual amortization of the $22.8 million received in July 2003 and the non-cash expense from the annual amortization of the $4.4 million paid in March 2008 to settle the treasury locks related to the 5 3/4% senior notes due 2013 and 6 1/2% senior notes due 2018. The amortization is being recognized over the terms of the 5 3/4% senior notes due 2013 and 6 1/2% senior notes due 2018 and is included in interest expense, net.

On April 14, 2010, PCA extended its $150.0 million receivables-backed credit facility through March 1, 2011.

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

In addition, PCA must maintain minimum net worth and maximum debt to total capitalization and minimum interest coverage ratios under the revolving credit facility. A failure to comply with the restrictions contained in the revolving credit facility could lead to an event of default, which could result in an acceleration of any outstanding indebtedness and/or prohibit PCA from drawing on the revolving credit facility. Such an acceleration may also constitute an event of default under the senior notes indentures and the receivables credit facility. As of March 31, 2010, PCA was in compliance with these covenants.

PCA currently expects to incur capital expenditures of about $300.0 million in 2010, including up to $176.0 million for major energy optimization projects at its Counce and Valdosta mills. The remaining $124.0 million in expenditures will be used primarily for maintenance capital, cost reduction, business growth and environmental compliance. As of March 31, 2010, PCA spent $63.1 million for capital expenditures and had committed to spend an additional $275.0 million in the remainder of 2010 and beyond.

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

Market Risk and Risk Management Policies

PCA is exposed to the impact of interest rate changes and changes in the market value of its financial instruments. PCA periodically enters into derivatives in order to minimize these risks, but not for trading purposes. For a discussion of derivatives and hedging activities, see Note 9 to PCA’s condensed consolidated financial statement included elsewhere in this report.

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

Impact of Inflation

PCA does not believe that inflation has had a material impact on its financial position or results of operations during the three-month periods ending March 31, 2010 and 2009.

Off-Balance Sheet Arrangements

PCA does not have any off-balance sheet arrangements as of March 31, 2010 that would require disclosure under SEC FR-67, “Disclosure in Management’s Discussion and Analysis About Off-Balance Sheet Arrangements and Aggregate Contractual Obligations.”

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

PCA has included in its Annual Report on Form 10-K for the year ended December 31, 2009, a discussion of its critical accounting policies which it believes affect its more significant judgments and estimates used in the preparation of its consolidated financial statements. PCA has not made any changes in any of these critical accounting policies during the first three months of 2010.

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

Our actual results, performance or achievement could differ materially from those expressed in, or implied by, these forward-looking statements, and accordingly, we can give no assurances that any of the events anticipated by the forward-looking statements will transpire or occur, or if any of them do occur, what impact they will have on our results of operations or financial condition. In view of these uncertainties, investors are cautioned not to place undue reliance on these forward-looking statements. We expressly disclaim any obligation to publicly revise any forward-looking statements that have been made to reflect the occurrence of events after the date hereof. For a discussion of other factors, risks and uncertainties that may affect our business, see Item 1A. Risk Factors included in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

Prior to filing this report, PCA completed an evaluation under the supervision and with the participation of PCA’s management, including PCA’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of PCA’s disclosure controls and procedures as of March 31, 2010. The evaluation of PCA’s disclosure controls and procedures included a review of the controls’ objectives and design, PCA’s implementation of the controls and the effect of the controls on the information generated for use in this report. Based on this evaluation, PCA’s Chief Executive Officer and Chief Financial Officer concluded that PCA’s disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2010.

During the quarter ended March 31, 2010, there were no changes in internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, PCA’s internal control over financial reporting.

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

There have been no material changes to the risk factors disclosed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The Company did not repurchase any of its stock in the first quarter of 2010.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

10.1	Amendment No. 2 to Amended and Restated Credit and Security Agreement, dated as of April 14, 2010, among Packaging Receivables Company, LLC, Packaging Credit Company, LLC, YC SUSI Trust and Bank of America, National Association (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the registrant on April 15, 2010).
31.1	Certification of Chief Executive Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Packaging Corporation of America
(Registrant)

By:	/s/ Paul T. Stecko
Chairman and Chief Executive Officer

By:	/s/ Richard B. West
Senior Vice President and Chief Financial Officer

Date: May 5, 2010