Form 10-Q
period 2010-06-30
PACKAGING CORP OF AMERICA
filed 2010-08-04
CIK 75677

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2010
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

As of August 2, 2010, the Registrant had outstanding 103,623,814 shares of common stock, par value $0.01 per share.

		Page

PART I
Item 1.	Financial Statements	3
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25
Item 4.	Controls and Procedures	26

PART II
Item 1.	Legal Proceedings	27
Item 1A.	Risk Factors	27
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27
Item 3.	Defaults Upon Senior Securities	27
Item 4.	Not Used	27
Item 5.	Other Information	27
Item 6.	Exhibits	27
SIGNATURES		28
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements.

Packaging Corporation of America

Condensed Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,
	2010	2009
(In thousands, except share and per share amounts)		(Audited)

ASSETS
Current assets:
Cash and cash equivalents	$181,511	$260,727
Accounts receivable, net of allowance for doubtful accounts and customer deductions of $5,272 and $6,348 as of June 30, 2010 and December 31, 2009, respectively	308,665	243,403
Inventories	207,867	213,396
Alternative fuel mixture tax credits receivable	96,039	127,811
Federal and state income taxes receivable	22,810	4,707
Prepaid expenses and other current assets	29,960	13,045
Deferred income taxes	13,944	22,125

Total current assets	860,796	885,214
Property, plant and equipment, net	1,256,927	1,182,504
Goodwill	38,854	38,854
Other intangible assets, net	11,382	11,790
Other long-term assets	35,560	34,478

Total assets	$2,203,519	$2,152,840

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt and current maturities of long-term debt	$109,000	$109,000
Capital lease obligations	648	626
Accounts payable	165,835	126,813
Dividends payable	15,455	15,451
Accrued interest	12,601	12,644
Accrued liabilities	93,488	106,423

Total current liabilities	397,027	370,957
Long-term liabilities:
Long-term debt	548,924	548,749
Capital lease obligations	22,173	22,503
Deferred income taxes	190,756	205,227
Pension and postretirement benefit plans	84,154	78,859
Other long-term liabilities	39,332	27,700

Total long-term liabilities	885,339	883,038
Stockholders’ equity:
Common stock, par value $0.01 per share, 300,000,000 shares authorized, 103,470,588 shares and 103,018,358 shares issued as of June 30, 2010 and December 31, 2009, respectively	1,035	1,030
Additional paid in capital	391,634	387,496
Retained earnings	572,672	546,355
Accumulated other comprehensive income (loss), net of tax:
Unrealized gain (loss) on treasury locks, net	(4,504)	4,512
Unrealized loss on foreign currency exchange contracts	(925)	—
Unfunded employee benefit obligations	(38,759)	(40,548)

Total accumulated other comprehensive loss	(44,188)	(36,036)

Total stockholders’ equity	921,153	898,845

Total liabilities and stockholders’ equity	$2,203,519	$2,152,840

See notes to condensed consolidated financial statements.

Packaging Corporation of America

Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended
	June 30,
	2010	2009
(In thousands, except per share amounts)

Net sales	$615,459	$549,381
Cost of sales	(483,794)	(430,882)

Gross profit	131,665	118,499
Selling and administrative expenses	(44,653)	(42,759)
Corporate overhead	(15,386)	(15,453)
Alternative fuel mixture tax credits income	—	79,695
Other expense, net	(3,880)	(4,265)

Income from operations	67,746	135,717
Interest expense, net	(8,093)	(8,830)

Income before taxes	59,653	126,887
Provision for income taxes	(21,623)	(18,006)

Net income	$38,030	$108,881

Weighted average common shares outstanding:
Basic	102,035	101,469
Diluted	102,886	102,164
Net income per common share:
Basic	$0.37	$1.07

Diluted	$0.37	$1.07

Dividends declared per common share	$0.15	$0.15

See notes to condensed consolidated financial statements.

Packaging Corporation of America

Condensed Consolidated Statements of Income
(Unaudited)

	Six Months Ended
	June 30,
	2010	2009
(In thousands, except per share amounts)

Net sales	$1,166,191	$1,061,759
Cost of sales	(947,727)	(833,252)

Gross profit	218,464	228,507
Selling and administrative expenses	(88,930)	(86,067)
Corporate overhead	(28,016)	(28,888)
Alternative fuel mixture tax credits income	9,235	79,695
Other expense, net	(9,391)	(7,923)

Income from operations	101,362	185,324
Interest expense, net	(16,816)	(17,568)

Income before taxes	84,546	167,756
Provision for income taxes	(27,322)	(33,199)

Net income	$57,224	$134,557

Weighted average common shares outstanding:
Basic	101,982	101,416
Diluted	102,885	102,143
Net income per common share:
Basic	$0.56	$1.33

Diluted	$0.56	$1.32

Dividends declared per common share	$0.30	$0.30

See notes to condensed consolidated financial statements.

Packaging Corporation of America

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
	2010	2009
(In thousands)

Cash Flows from Operating Activities:
Net income	$57,224	$134,557
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	77,728	74,279
Amortization of financing costs	344	389
Amortization of net gain on treasury lock	(923)	(923)
Share-based compensation expense	3,788	4,511
Deferred income tax provision	(3,639)	6,453
Loss on disposals of property, plant and equipment	3,837	4,357
Alternative fuel mixture tax credits receivable	31,770	(62,455)
Changes in operating assets and liabilities:
(Increase) decrease in assets —
Accounts receivable	(65,760)	(8,550)
Inventories	5,529	68
Prepaid expenses and other current assets	(35,067)	(23,686)
Increase (decrease) in liabilities —
Accounts payable	39,022	20,383
Accrued liabilities	(14,203)	(5,998)
Other, net	8,934	(2,137)

Net cash provided by operating activities	108,584	141,248

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(155,349)	(50,294)
Additions to other long term assets	(1,711)	(1,800)
Proceeds from disposals of property, plant and equipment	93	28

Net cash used for investing activities	(156,967)	(52,066)

Cash Flows from Financing Activities:
Payments on long-term debt	(307)	(309)
Common stock dividends paid	(30,911)	(46,079)
Repurchases of common stock	(3,111)	—
Proceeds from exercise of stock options	2,761	593
Excess tax benefits from share-based awards	735	160

Net cash used for financing activities	(30,833)	(45,635)

Net increase (decrease) in cash and cash equivalents	(79,216)	43,547
Cash and cash equivalents, beginning of period	260,727	149,397

Cash and cash equivalents, end of period	$181,511	$192,944

See notes to condensed consolidated financial statements.

Packaging Corporation of America

Notes to Condensed Consolidated Financial Statements
(Unaudited)
June 30, 2010

1.	Basis of Presentation

The condensed consolidated financial statements as of June 30, 2010 and 2009 of Packaging Corporation of America (“PCA” or the “Company”) and for the three- and six-month periods then ended are unaudited but include all adjustments (consisting only of normal recurring adjustments) that management considers necessary for a fair presentation of such financial statements. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with Article 10 of SEC Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete audited financial statements. Operating results for the period ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. These condensed consolidated financial statements should be read in conjunction with PCA’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

Packaging Corporation of America

Notes to Condensed Consolidated Financial Statements
(Unaudited)
June 30, 2010

2.	Summary of Accounting Policies (Continued)

forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company adopted this guidance on January 1, 2010. See Note 12 for additional information.

In December 2009, the FASB issued ASU 2009-16, “Transfers and Servicing (Topic 860) — Accounting for Transfers of Financial Assets,” which formally codifies FASB Statement No. 166, “Accounting for Transfers of Financial Assets,” into the FASB Accounting Standards Codification. ASU 2009-16 revises the provisions of former FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” and will require more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. ASU 2009-16 is effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009. The Company adopted this guidance on January 1, 2010. See Note 9 for additional information.

3.	Earnings Per Share

The following table sets forth the computation of basic and diluted income per common share for the periods presented.

	Three Months Ended
	June 30,
	2010	2009
(In thousands, except per share data)

Numerator:
Net income	$38,030	$108,881
Denominator:
Basic common shares outstanding	102,035	101,469
Effect of dilutive securities:
Stock options	233	46
Unvested restricted stock	618	649

Dilutive common shares outstanding	102,886	102,164

Basic income per common share	$0.37	$1.07
Diluted income per common share	$0.37	$1.07

Packaging Corporation of America

Notes to Condensed Consolidated Financial Statements
(Unaudited)
June 30, 2010

3.	Earnings Per Share (Continued)

	Six Months Ended
	June 30,
	2010	2009
(In thousands, except per share data)

Numerator:
Net income	$57,224	$134,557
Denominator:
Basic common shares outstanding	101,982	101,416
Effect of dilutive securities:
Stock options	248	43
Unvested restricted stock	655	684

Dilutive common shares outstanding	102,885	102,143

Basic income per common share	$0.56	$1.33
Diluted income per common share	$0.56	$1.32

Options to purchase 0.6 million shares and 2.0 million shares for both the three- and six-month periods ended June 30, 2010 and 2009, respectively, were not included in the computation of diluted common shares outstanding as their exercise price exceeded the average market price of the Company’s common stock for each respective reporting period.

4.	Comprehensive Income

Comprehensive income is as follows:

	Three Months Ended June 30,
	2010	2009
(In thousands)

Net income	$38,030	$108,881
Other comprehensive income, net of tax:
Amortization of unfunded employee benefit obligations	894	860
Amortization of net gain on treasury locks	(281)	(461)
Unrealized losses on treasury locks	(8,273)	—
Unrealized losses on foreign currency exchange contracts	(114)	—

Comprehensive income	$30,256	$109,280

Packaging Corporation of America

Notes to Condensed Consolidated Financial Statements
(Unaudited)
June 30, 2010

4.	Comprehensive Income (Continued)

	Six Months Ended June 30,
	2010	2009
(In thousands)

Net income	$57,224	$134,557
Other comprehensive income, net of tax:
Amortization of unfunded employee benefit obligations	1,789	1,718
Amortization of net gain on treasury locks	(743)	(923)
Unrealized losses on treasury locks	(8,273)	—
Unrealized losses on foreign currency exchange contracts	(925)	—
Other	—	(125)

Comprehensive income	$49,072	$135,227

5.	Stock-Based Compensation

In October 1999, the Company adopted a long-term equity incentive plan, which provides for grants of stock options, stock appreciation rights, restricted stock and performance awards to directors, officers and employees of PCA, as well as others who engage in services for PCA. Option awards granted to directors, officers and employees have contractual lives of seven or ten years. Options granted to officers and employees vest ratably over a three-year period, and options granted to directors vest immediately. Restricted stock awards granted to employees vest at the end of a four-year period, and restricted stock awards granted to directors vest at the end of a six-month period. The plan, which will terminate on October 19, 2014, provides for the issuance of up to 8,550,000 shares of common stock over the life of the plan. As of June 30, 2010, options and restricted stock of 6,975,001 shares have been granted, net of forfeitures. Forfeitures are added back to the pool of shares of common stock available to be granted at a future date.

Compensation expense for both stock options and restricted stock recognized in the condensed consolidated statements of income for the three- and six-month periods ended June 30, 2010 and 2009 was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
(In thousands)

Stock options	$64	$181	$221	$366
Restricted stock	2,488	3,090	3,567	4,145

Impact on income before income taxes	2,552	3,271	3,788	4,511
Income tax benefit	(994)	(1,270)	(1,475)	(1,752)

Impact on net income	$1,558	$2,001	$2,313	$2,759

The Company uses the Black-Scholes-Merton option-pricing model to estimate the fair value of each option grant as of the date of grant. Expected volatilities are based on historical volatility of the Company’s common stock. The expected life of the option is estimated using historical data pertaining to option exercises and employee terminations. Separate groups of employees that have similar historical exercise behavior are considered separately for estimating the expected life. The risk-free interest rate is based on U.S. Treasury yields in effect at the time of grant. The fair value of restricted stock is determined based on the closing price of the Company’s common stock on the grant date. There were no option grants during the first or second quarters of 2010.

Packaging Corporation of America

Notes to Condensed Consolidated Financial Statements
(Unaudited)
June 30, 2010

5.	Stock-Based Compensation (Continued)

A summary of the Company’s stock option activity and related information follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term (years)	Value
				(In thousands)

Outstanding at December 31, 2009	1,973,301	$20.92
Exercised	(163,230)	16.92
Forfeited	(3,182)	25.56

Outstanding and exercisable at June 30, 2010	1,806,889	$21.28	2.9	$2,918

The total intrinsic value of options exercised during the three months ended June 30, 2010 and 2009 was $0.5 million and $1.2 million, respectively, and during the six months ended June 30, 2010 and 2009 was $1.3 million and $1.2 million respectively. As of June 30, 2010, there is no unrecognized compensation cost related to stock option awards granted under the Company’s equity incentive plan as all outstanding awards have vested.

A summary of the Company’s restricted stock activity follows:

	2010		2009
		Fair Market		Fair Market
		Value at		Value at
		Date of		Date of
(Dollars in thousands)	Shares	Grant	Shares	Grant

Restricted stock at January 1	1,235,505	$24,718	1,038,270	$23,023
Granted	448,440	9,933	424,985	6,587
Vested	(315,640)	(6,509)	(219,760)	(4,683)
Cancellations	(9,440)	(182)	(6,050)	(135)

Restricted stock at June 30	1,358,865	$27,960	1,237,445	$24,792

The Company generally recognizes compensation expense associated with restricted stock awards ratably over their vesting periods. As PCA’s Board of Directors has the ability to accelerate vesting of restricted stock upon an employee’s retirement, the Company accelerates the recognition of compensation expense for certain employees approaching normal retirement age. As of June 30, 2010, there was $15.8 million of total unrecognized compensation costs related to the above restricted stock awards. The Company expects to recognize the cost of these stock awards over a weighted-average period of 3.2 years.

Packaging Corporation of America

Notes to Condensed Consolidated Financial Statements
(Unaudited)
June 30, 2010

6.	Inventories

The components of inventories are as follows:

	June 30,	December 31,
	2010	2009
(In thousands)		(Audited)

Raw materials	$104,378	$101,429
Work in process	7,603	6,600
Finished goods	69,729	66,994
Supplies and materials	96,532	100,919

Inventories at FIFO or average cost	278,242	275,942
Excess of FIFO or average cost over LIFO cost	(70,375)	(62,546)

Inventories, net	$207,867	$213,396

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

7.	Other Intangible Assets

The components of other intangible assets are as follows:

		As of June 30, 2010		As of December 31, 2009
	Weighted	Gross		Gross
	Average	Carrying	Accumulated	Carrying	Accumulated
	Remaining Life	Amount	Amortization	Amount	Amortization
(In thousands)				(Audited)

Customer lists and relations	31.5 years	$17,441	$6,059	$17,441	$5,651

8.	Employee Benefit Plans and Other Postretirement Benefits

For the three- and six-months ended June 30, 2010 and 2009, net pension costs were comprised of the following:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2010	2009	2010	2009
(In thousands)

Components of Net Pension Costs
Service cost for benefits earned during the year	$4,579	$4,489	$9,158	$8,977
Interest cost on accumulated benefit obligation	3,023	2,524	6,045	5,161
Expected return on assets	(2,802)	(2,143)	(5,604)	(4,286)
Net amortization of unrecognized amounts	1,483	1,426	2,966	2,853
Other	—	—	—	(126)

Net pension costs	$6,283	$6,296	$12,565	$12,579

Packaging Corporation of America

Notes to Condensed Consolidated Financial Statements
(Unaudited)
June 30, 2010

8.	Employee Benefit Plans and Other Postretirement Benefits (Continued)

The Company makes pension plan contributions that are sufficient to fund its actuarially determined costs, generally equal to the minimum amounts required by the Employee Retirement Income Security Act (ERISA). However, from time to time the Company may make discretionary contributions in excess of the required minimum amounts. The Company expects to contribute $14.0 million to the pension plans in 2010, of which $4.5 million has been contributed through June 30, 2010.

For the three- and six-months ended June 30, 2010 and 2009, net postretirement costs were comprised of the following:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2010	2009	2010	2009
(In thousands)

Components of Net Postretirement Costs
Service cost for benefits earned during the year	$350	$335	$700	$670
Interest cost on accumulated benefit obligation	283	256	565	512
Net amortization of unrecognized amounts	(19)	(22)	(37)	(44)

Net postretirement costs	$614	$569	$1,228	$1,138

9.	Transfers of Financial Assets

PCA has an on-balance sheet securitization program for its trade accounts receivable that is accounted for as a secured borrowing under ASC 860, “Transfers and Servicing.” To effectuate this program, the Company formed a wholly owned, limited-purpose subsidiary, Packaging Credit Company, LLC (“PCC”), which in turn formed a wholly owned, bankruptcy-remote, special-purpose subsidiary, Packaging Receivables Company, LLC (“PRC”), for the purpose of acquiring receivables from PCC. Both of these entities are included in the consolidated financial statements of the Company. Under this program, PCC purchases on an ongoing basis substantially all of the receivables of the Company and sells such receivables to PRC. PRC and lenders established a $150.0 million receivables-backed revolving credit facility (“Receivables Credit Facility”) through which PRC obtains funds to purchase receivables from PCC. The receivables purchased by PRC are solely the property of PRC. In the event of liquidation of PRC, the creditors of PRC would be entitled to satisfy their claims from PRC’s assets prior to any distribution to PCC or the Company. Credit available under the receivables credit facility is on a borrowing-base formula. As a result, the full amount of the facility may not be available at all times. At June 30, 2010, $109.0 million was outstanding and included in “Short-term debt and current maturities of long-term debt” on the condensed consolidated balance sheet. Approximately $280.2 million of accounts receivable at June 30, 2010 have been sold to PRC and are included in “Accounts receivable, net of allowance for doubtful accounts and customer deductions” on the condensed consolidated balance sheet.

10.	Derivative Instruments and Hedging Activities

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

Packaging Corporation of America

Notes to Condensed Consolidated Financial Statements
(Unaudited)
June 30, 2010

10.	Derivative Instruments and Hedging Activities (Continued)

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

Interest Rate Risk

The Company has historically used treasury lock derivative instruments to manage interest costs and the risk associated with changing interest rates. On June 12, 2003 and January 17, 2008, in connection with contemplated issuances of ten-year debt securities, PCA entered into interest rate protection agreements with counterparties to protect against increases in the ten-year U.S. Treasury Note rate. These treasury rates served as references in determining the interest rates applicable to the debt securities the Company issued in July 2003 and March 2008, respectively. As a result of changes in the interest rates on those treasury securities between the time PCA entered into the agreements and the time PCA priced and issued the debt securities, the Company: (1) received a payment of $22.8 million from the counterparty upon settlement of the 2003 interest rate protection agreement on July 21, 2003; and (2) made a payment of $4.4 million to the counterparty upon settlement of the 2008 interest rate protection agreement on March 25, 2008. The Company recorded the settlements in accumulated other comprehensive income (loss).

On May 25, 2010, in connection with a contemplated issuance of ten-year debt securities to eventually refinance PCA’s currently outstanding $400.0 million of senior notes that mature in 2013, PCA entered into interest rate protection agreements with counterparties to protect against increases in the ten-year U.S. Treasury Note rate. The treasury rate will serve as a reference in determining the interest rate applicable to the new debt securities the Company expects to issue in the future. The interest rate protection agreements were properly documented and designated as cash flow hedges at inception. At June 30, 2010, the Company had a notional value of $400.0 million in interest rate protection agreements outstanding that are expected to settle by the end of 2012.

Foreign Currency Exchange Rate Risk

In connection with the energy optimization projects at its Valdosta, Georgia mill and Counce, Tennessee mill, the Company entered into foreign currency forward contracts on December 18, 2009 and May 6, 2010 to hedge its exposure to forecasted purchases of machinery and equipment denominated in foreign currencies. The foreign currency forward contracts were properly documented and designated as cash flow hedges at inception. At June 30, 2010, the Company had a notional value of $8.0 million in foreign currency exchange contracts outstanding that are expected to settle by the end of 2010.

Counterparty Credit Risk

The Company is exposed to credit risk in the event of non-performance by counterparties to these derivative financial instruments. The amount of counterparty credit exposure is the unrealized gains, if any, on such derivative contracts. To minimize credit risk, the Company only enters into these types of transactions with investment grade counterparties. On a quarterly basis, the Company evaluates each hedge’s net position relative to the counterparty’s ability to cover its position. Although no assurances can be given, the Company does not expect any of the counterparties to these derivative financial instruments to fail to meet its obligations.

Packaging Corporation of America

Notes to Condensed Consolidated Financial Statements
(Unaudited)
June 30, 2010

10.	Derivative Instruments and Hedging Activities (Continued)

Derivative Instruments

The fair value of the Company’s treasury locks and foreign currency forward contracts at June 30, 2010 was $11.0 million and $0.9 million, respectively. The interest rate contracts are included in “Other long-term liabilities,” and the foreign currency forward contracts are included in “Accrued liabilities” on the Company’s condensed consolidated balance sheet at June 30, 2010.

The impact of derivative instruments on the condensed consolidated statements of income and OCI is as follows:

	Amount of
	Net Gain (Loss)	Amount of Gain (Loss) Reclassified
	Recognized	from Accumulated OCI into Income
	in OCI	(Effective Portion)
	(Effective Portion)		Three Months	Six Months
	June 30,		Ended	Ended
	2010	Location	June 30, 2010	June 30, 2010
(In thousands)

Treasury locks, net of tax	$(4,504)	Interest expense, net	$461	$923
Foreign currency exchange contracts, net of tax	(925)	Cost of sales	—	—

Total	$(5,429)	Total	$461	$923

The net amount of settlement gains or losses on derivative instruments included in accumulated OCI to be realized during the next 12 months is a net gain of $1.8 million ($1.1 million after tax) at June 30, 2010. Mark to market gains and losses on derivative instruments included in accumulated OCI will be reclassified into earnings in the same periods during which the hedged transactions affect earnings. There were no ineffective portions of these contracts during the period.

11.	Financial Instruments

The carrying and estimated fair values of PCA’s financial instruments at June 30, 2010 and December 31, 2009 were as follows:

	June 30, 2010		December 31, 2009
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
(In thousands)			(Audited)

Cash and cash equivalents	$181,511	$181,511	$260,727	$260,727
Long-term debt —
5.75% senior notes	(398,972)	(431,000)	(398,800)	(427,000)
6.50% senior notes	(149,952)	(162,000)	(149,949)	(163,500)
Receivables credit facility	(109,000)	(109,000)	(109,000)	(109,000)
Capital lease obligations	(22,821)	(22,821)	(23,129)	(23,129)

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

Packaging Corporation of America

Notes to Condensed Consolidated Financial Statements
(Unaudited)
June 30, 2010

12.	Fair Value Measurements

The following presents information about PCA’s assets and liabilities measured at fair value and the valuation techniques used to determine those fair values. The inputs used in the determination of fair values are categorized according to the fair value hierarchy as follows:

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

Assets and liabilities measured at fair value on a recurring basis are as follows:

	As of June 30, 2010
			Measurement Approach			As of December 31, 2009
	Carrying	Fair		Valuation		Carrying	Fair
	Value	Value	Level	Technique		Value	Value
(In thousands)						(Audited)

Current Assets
Money market funds	$181,013	$181,013	1	(a	)	$260,230	$260,230
Current Liabilities
Foreign currency exchange contracts	915	915	2	(a	)	—	—
Long-Term Liabilities
Treasury locks	10,967	10,967	2	(a	)	—	—

The money market funds PCA invests in include funds comprised of U.S. Treasury obligations or backed by U.S. Treasury obligations. The Company measures the fair value of money market funds based on quoted prices in active markets for identical assets.

The Company calculates the fair value of its Treasury locks and foreign currency forward contracts using quoted treasury rates and currency spot rates, respectively, plus or minus forward points to calculate forward rates.

There were no changes in the Company’s valuation techniques used to measure fair values on a recurring basis as a result of adopting ASC 820. PCA had no assets or liabilities that were measured on a nonrecurring basis.

13.	Environmental Liabilities

The potential costs for various environmental matters are uncertain due to such factors as the unknown magnitude of possible cleanup costs, the complexity and evolving nature of governmental laws and regulations and their interpretations, and the timing, varying costs and effectiveness of alternative cleanup technologies. From 1994 through June 30, 2010, remediation costs at PCA’s mills and corrugated plants totaled approximately $3.2 million. As of June 30, 2010, the Company maintained an environmental reserve of $9.1 million relating to on-site landfills and surface impoundments as well as ongoing and anticipated remedial projects. Liabilities recorded for environmental contingencies are estimates of the probable costs based upon available information and assumptions.

Packaging Corporation of America

Notes to Condensed Consolidated Financial Statements
(Unaudited)
June 30, 2010

13.	Environmental Liabilities (Continued)

Because of these uncertainties, PCA’s estimates may change. As of the date of this filing, the Company believes that it is not reasonably possible that future environmental expenditures and asset retirement obligations above the $9.1 million accrued as of June 30, 2010, will have a material impact on our financial condition, results of operations, or cash flows.

14.	Stock Repurchase Program

On October 17, 2007, PCA announced that its Board of Directors authorized a $150.0 million common stock repurchase program. There is no expiration date for the common stock repurchase program. Through June 30, 2010, the Company repurchased 3,968,729 shares of common stock, with 150,000 shares repurchased for $3.1 million during the second quarter of 2010. All repurchased shares were retired prior to June 30, 2010. As of June 30, 2010, $61.9 million of the $150.0 million authorization remained available for repurchase of the Company’s common stock.

15.	Alternative Fuel Mixture Tax Credits

The Company generates “black liquor” as a by-product of its pulp manufacturing process and uses it in a mixture with diesel fuel to produce energy at its Counce, Tennessee, Valdosta, Georgia, and Tomahawk, Wisconsin mills. Through December 31, 2009, the U.S. Internal Revenue Code provided a $0.50 per gallon refundable tax credit for taxpayers who use alternative fuels in their trade or business. The Company filed applications with the Internal Revenue Service (the “IRS”) in December 2008 to be registered as an alternative fuel mixer and received approval in April 2009. As a registered alternative fuel mixer, the Company believes the use of black liquor as an alternative fuel through December 31, 2009 qualified for this tax credit. The laws governing this credit, as well as the taxability of benefits received from this credit, are complex and not completely defined. After December 31, 2009, the alternative fuel mixture credit for a mixture of black liquor and diesel fuel used is no longer available. During the first quarter of 2010, the Chief Counsel’s Office of the Internal Revenue Service released Memorandum AM2010-001, which provided clarification about the calculation of the alternative fuel mixture credit for black liquor. As a result, during the first quarter of 2010 the Company released the reserve of $9.2 million that was established in 2009 due to the ambiguity in the calculation of the credit. The total alternative fuel mixture credits earned by PCA in 2008 and 2009 were $185.4 million. The Company applied $41.0 million of these credits against its second quarter 2010 federal cash tax payments. Through June 30, 2010, the total credits applied against federal cash tax payments were $89.4 million, resulting in a receivable of $96.0 million for the remaining balance of the alternative fuel mixture tax credits earned through December 31, 2009 that is included on the Company’s balance sheet at June 30, 2010.

In a memorandum dated June 28, 2010, the IRS concluded that “black liquor” qualifies for the taxable cellulosic bio-fuel credit of $1.01 per gallon of bio-fuel produced in 2009. PCA filed an application in July 2010 to receive the required registration code to become a registered cellulosic bio-fuel producer and expects to receive this registration code sometime during the third quarter of 2010. Based upon both the memorandum and IRS guidance regarding the cellulosic bio-fuel credit, the Company is analyzing the additional potential benefits from claiming the cellulosic bio-fuel producer credit for 2009 instead of the alternative fuel mixture credit, or claiming a combination of the two credits for 2009. The amount of credits that the Company can apply against future federal taxes owed will be dependent upon the timing and amount of PCA’s future taxable income.

16.	Subsequent Events

The Company has evaluated subsequent events through the filing date of this Form 10-Q and determined there were no events to disclose.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Industry Conditions

Market conditions for containerboard and corrugated products continued to improve in the second quarter of 2010. As reported by the Fibre Box Association, industry-wide shipments of corrugated products increased 4.6% for the three months ended June 30, 2010 compared to the same period in 2009, and second quarter 2010 industry containerboard production increased 8.2% from the second quarter of 2009. Industry containerboard export shipments also increased 5.6% over the same timeframe. Industry published prices for containerboard increased $60 per ton in April after having increased $50 per ton in January. Reported industry containerboard inventories at the end of the second quarter 2010 were at their lowest June ending level in 30 years, at approximately 1,999,000 tons, or 246,000 tons below June 2009.

PCA Operations Summary

During the second quarter of 2010, we produced approximately 589,000 tons of containerboard at our mills after taking a total of 35,000 tons of downtime due to maintenance outages at our Valdosta, Georgia, Tomahawk Wisconsin and Filer City, Michigan mills. Our maintenance outage at Valdosta was an extended outage of fifteen days in order to complete major improvements on the paper machine while the other two outages were routine, lasting five days each.

Our corrugated products manufacturing plants sold about 7.9 billion square feet (“bsf”) of corrugated products during the second quarter of 2010. Our corrugated products shipments were up 8.0% compared to the second quarter of 2009 and essentially equalled our pre-recession corrugated products volume achieved in the second quarter of 2008. Containerboard volume sold to domestic and export customers increased 11.9% for the three months ended June 30, 2010 compared to the same period in 2009. Sales prices of containerboard and corrugated products were higher than the second quarter of 2009 as a result of the January and April containerboard price increases and the pass-through of those price increases to corrugated products. Recycled fiber prices remained at high levels during the quarter, dropping just $5 per ton from the first quarter average price. Wood fiber costs were lower in the second quarter compared to the first quarter of 2010 as weather and logging conditions improved, especially around our Counce, Tennessee linerboard mill which had been significantly impacted by bad weather in the first quarter of

2010, making wood procurement difficult. Purchased energy costs were lower than last year’s second quarter and the first quarter of 2010 with prices paid for fuels decreasing by approximately 15% compared to the prior year and approximately 8% compared to the first quarter.

In a memorandum dated June 28, 2010, the IRS concluded that black liquor qualifies for the taxable cellulosic bio-fuel producer credit of $1.01 per gallon of bio-fuel produced in 2009. PCA filed an application in July 2010 to receive the required registration code to become a registered cellulosic bio-fuel producer, and we expect this registration will be received during the third quarter. PCA has not filed a claim for any black liquor tax credits earned in 2009 since our 2009 tax return is not due until September 15, 2010. The total alternative fuel mixture credits earned by PCA in 2008 and 2009 were $185.4 million. Through June 30, 2010, the total credits applied against federal cash tax payments were $89.4 million, resulting in a receivable of $96.0 million for the remaining balance of the alternative fuel mixture tax credits earned through December 31, 2009. Based upon both the memorandum and IRS guidance regarding the cellulosic bio-fuel credit, PCA is analyzing the additional potential benefits from claiming the cellulosic bio-fuel producer credit for 2009 instead of the alternative fuel mixture credit, or claiming a combination of the two credits for 2009. The amount of credits that the Company can apply against future federal taxes owed will be dependent upon the timing and amount of PCA’s future taxable income. See Note 15 to the condensed consolidated financial statements included in this report for a description of the alternative fuel mixture tax credits and the cellulosic bio-fuel producer credit.

Looking ahead to the third quarter of 2010, our earnings are expected to be significantly higher than the second quarter of 2010 from a full quarter’s benefit of the second quarter corrugated products price increase, higher sales volumes and increased mill production. In addition, lower costs for recycled fiber, wood fiber and purchased fuels are expected to improve earnings.

Results of Operations

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009

The historical results of operations of PCA for the three months ended June 30, 2010 and 2009 are set forth below:

	Three Months Ended
	June 30,
	2010	2009	Change
(In thousands)

Net sales	$615,459	$549,381	$66,078

Income from operations	$67,746	$135,717	$(67,971)
Interest expense, net	(8,093)	(8,830)	737

Income before taxes	59,653	126,887	(67,234)
Provision for income taxes	(21,623)	(18,006)	(3,617)

Net income	$38,030	$108,881	$(70,851)

Net Sales

Net sales increased by $66.1 million, or 12.0%, for the three months ended June 30, 2010 from the comparable period in 2009, primarily as a result of increased sales volume ($47.2 million) and higher prices ($18.9 million) of corrugated products and containerboard to third parties.

Corrugated products shipments for the second quarter increased 8.0% compared to the second quarter of 2009 both on a total basis and a shipments-per-workday basis. Total corrugated products volume sold for the three months ended June 30, 2010 increased 0.6 billion square feet (“bsf”) to 7.9 bsf compared to 7.3 bsf in the second quarter of 2009. The second quarter of 2010 and 2009 both contained 63 workdays, those days not falling on a weekend or holiday. Containerboard volume sold to domestic and export customers increased 11.9% for the three months ended June 30, 2010 compared to the three months ended June 30, 2009. Containerboard mill production for the three months ended June 30, 2010 was 589,000 tons compared to 555,000 tons during the same period in 2009. During the second quarter 2010 we took approximately 35,000 tons of downtime for annual mill maintenance outages at three of our containerboard mills.

Income from Operations

Income from operations decreased by $68.0 million, or 50.1%, for the three months ended June 30, 2010 compared to the three months ended June 30, 2009, primarily due to alternative fuel mixture tax credits in 2009 ($79.7 million), which was not available in 2010. Excluding the alternative fuel mixture tax credits and 2010 energy project related asset disposals ($1.7 million), income from operations increased $13.4 million, or 23.9% compared to second quarter 2009. Such increase primarily resulted from increased sales prices ($18.9 million) and volume ($13.6 million), and lower energy costs ($3.0 million) partially offset by higher costs for recycled fiber ($10.4 million), wood fiber ($5.1 million), transportation ($3.4 million) and maintenance and building repairs ($2.4 million).

Gross profit increased $14.5 million, or 12.2%, for the three months ended June 30, 2010 from the comparable period in 2009, excluding energy project related asset disposals, primarily due to the sales price and volume increases described above. Gross profit as a percentage of net sales was 21.6% of net sales for both the second quarter 2009 and second quarter 2010.

Selling and administrative expenses increased $1.9 million, or 4.4%, for the three months ended June 30, 2010 compared to the same period in 2009, as a result of increased expenses for travel, entertainment and meetings ($0.8 million), salaried merit increases ($0.7 million), and related fringe benefits ($0.2 million).

Corporate overhead decreased $0.1 million, or 0.4%, for the three months ended June 30, 2010 compared to the same period in 2009.

Other expense for the three months ended June 30, 2010 decreased $0.4 million or 9.0% compared to the second quarter of 2009, primarily due to a decrease in legal expenses ($0.4 million).

Interest Expense, Net and Income Taxes

Net interest expense decreased $0.7 million, or 8.3%, for the three months ended June 30, 2010 from the three months ended June 30, 2009, primarily as a result of higher capitalized interest ($0.6 million) being recorded related to the Counce and Valdosta energy optimization projects during the three months ended June 30, 2010 compared to the same period in 2009.

PCA’s effective tax rate was 36.2% for the three months ended June 30, 2010 and 14.2% for the comparable period in 2009. The effective tax rate varies from the U.S. federal statutory tax rate of 35% principally due to the impact of state and local income taxes and the domestic manufacturers’ deduction. Additionally, the 2009 effective tax rate was impacted by the alternative fuel mixture tax credit.

Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009

The historical results of operations of PCA for the six months ended June 30, 2010 and 2009 are set forth below:

	For the Six Months Ended
	June 30,
	2010	2009	Change
(In thousands)

Net sales	$1,166,191	$1,061,759	$104,432

Income from operations	$101,362	$185,324	$(83,962)
Interest expense, net	(16,816)	(17,568)	752

Income before taxes	84,546	167,756	(83,210)
Provision for income taxes	(27,322)	(33,199)	5,877

Net income	$57,224	$134,557	$(77,333)

Net Sales

Net sales increased by $104.4 million, or 9.8%, for the six months ended June 30, 2010 from the comparable period in 2009 primarily as a result of increased sales volume of corrugated products and containerboard to third parties ($128.1 million), partially offset by lower average prices for the first half of 2010 ($23.7 million) compared to the first half of 2009.

First half 2010 corrugated products shipments increased 11.0%, or 1.5 bsf to 15.6 bsf compared to 14.0 bsf in the first half of 2009. On a shipments-per-workday basis, corrugated products volume increased 10.1% in the first half of 2010 compared to the first half of 2009. The percentage increase, on a shipments-per-workday basis, was lower than on a total basis due to one more workday in the first six months of 2010 (126 days), those days not falling on a weekend or holiday, than the first half of 2009 (125 days). Containerboard volume sold to domestic and export customers increased 28.2% for the six months ended June 30, 2010 compared to the six months ended June 30, 2009. Containerboard mill production during the first half of 2010 was approximately 1,158,000 tons compared to 1,070,000 tons produced in the first half of 2009.

Income from Operations

Income from operations decreased by $84.0 million, or 45.3%, for the six months ended June 30, 2010 compared to the six months ended June 30, 2009, primarily attributable to the alternative fuel mixture tax credits of $79.7 million described previously which was recorded in the second quarter of 2009 partially offset by an additional $9.2 million recorded in the first quarter 2010. Excluding the alternative fuel mixture tax credits, energy project related asset disposals ($3.6 million) in 2010 and costs related to the closure of the Ackerman Mississippi sawmill ($2.0 million) in 2010, income from operations decreased $7.9 million for the six months ended June 30, 2010 compared to the six months ended June 30, 2009. Such decrease was primarily attributable to increased costs for fiber ($31.2 million) and lower average sales prices ($23.7 million), partially offset by increased sales volume ($39.7 million) and lower energy costs ($9.7 million).

Gross profit decreased $7.1 million, or 3.1%, for the six months ended June 30, 2010 from the comparable period in 2009 excluding energy project related asset disposals. Gross profit as a percentage of net sales decreased from 21.5% of net sales in the six months ended June 30, 2009 to 19.0% of net sales in the first half of 2010 due primarily to the cost increases and lower average prices previously described.

Selling and administrative expenses increased $2.9 million, or 3.3%, for the six months ended June 30, 2010 compared to the same period in 2009, primarily as a result of higher expenses for salaries ($0.8 million), related fringe benefits ($0.6 million), travel, entertainment and meetings ($0.8 million), and broker commissions ($0.5 million).

Corporate overhead for the first half of 2010 decreased $0.9 million or 3.0% compared to the same period in 2009, primarily due to decreased incentive expense ($1.4 million), partially offset by increased travel, entertainment and meeting expenses ($0.5 million).

Other expense for the six months ended June 30, 2010 increased $1.5 million or 18.5% above other expense for the first half of 2009, primarily due to costs to close the Ackerman, Mississippi sawmill in the first quarter of 2010 ($2.0 million) and higher expenses related to tax matters ($0.2 million), partially offset by lower legal costs ($0.8 million).

Interest Expense, Net and Income Taxes

Net interest expense decreased $0.8 million, or 4.3%, for the six months ended June 30, 2010 from the six months ended June 30, 2009, primarily as a result of higher capitalized interest ($0.7 million) being recorded related to the Counce and Valdosta energy optimization projects during the six months ended June 30, 2010 compared to the same period in 2009.

PCA’s effective tax rate was 32.3% for the six months ended June 30, 2010 and 19.8% for the comparable period in 2009. The effective tax rate varies from the U.S. federal statutory tax rate of 35% principally due to the impact of the alternative fuel mixture tax credit, state and local income taxes, and the domestic manufacturers’ deduction. The Company had no material changes impacting FIN No. 48 during the first half of 2010.

Liquidity and Capital Resources

The following table presents a summary of our cash flows for the periods presented:

	Six Months Ended
	June 30,
	2010	2009	Change
(In thousands)

Net cash provided by (used for):
Operating activities	$108,584	$141,248	$(32,664)
Investing activities	(156,967)	(52,066)	(104,901)
Financing activities	(30,833)	(45,635)	14,802

Net (decrease) increase in cash and cash equivalents	$(79,216)	$43,547	$(122,763)

Operating Activities

Net cash provided by operating activities for the six months ended June 30, 2010 was $108.6 million compared to $141.2 million for the six months ended June 30, 2009, a decrease of $32.7 million, or 23.1%. Net income, excluding the income from the alternative fuel mixture tax credits (described in Note 15 to the financial statements included in this report) of $9.2 million in 2010 and $80.2 million in 2009, was $48.0 million and $54.3 million, respectively, for the first six months of 2010 and 2009, a decrease of $6.3 million that reduced net cash provided by operating activities. Additionally, the deferred tax provision in 2010 was lower by $10.1 million and requirements for operating assets and liabilities were higher by $41.6 million during the first six months of 2010 compared to the same period in 2009. This was primarily due to higher accounts receivable levels in 2010 of $57.2 million as a result of both higher sales prices and increased sales volumes previously described. These decreases in net cash provided by operating activities were partially offset by an additional $22.3 million of alternative fuel mixture tax credits used to reduce federal tax payments during the first six months of 2010 compared to the same period in 2009. Cash requirements for operating activities are subject to PCA’s operating needs, the timing of collection of receivables and payments of payables and expenses, and seasonal fluctuations in the Company’s operations.

Investing Activities

Net cash used for investing activities for the six months ended June 30, 2010 increased $104.9 million, or 201.5%, to $157.0 million, compared to the six months ended June 30, 2009. The increase was primarily related to higher additions to property, plant and equipment of $105.1 million, which included $89.2 million for the major energy optimization projects, during the six months ended June 30, 2010 compared to the same period in 2009.

Financing Activities

Net cash used for financing activities totaled $30.8 million for the six months ended June 30, 2010, a difference of $14.8 million, or 32.4%, compared to the same period in 2009. The difference was primarily attributable to lower common stock dividends paid of $15.2 million and higher proceeds from the exercise of stock options of $2.2 million during the first six months of 2010 compared to the same period in 2009, partially offset by repurchases of PCA common stock of $3.1 million during the first six months of 2010.

PCA’s primary sources of liquidity are net cash provided by operating activities, borrowings under PCA’s revolving credit facility, and additional borrowings under PCA’s receivables credit facility. As of June 30, 2010, PCA had $172.2 million in unused borrowing capacity under its existing credit agreements, net of the impact on this borrowing capacity of $18.8 million of outstanding letters of credit. Currently, PCA’s primary uses of cash are for operations, capital expenditures, debt service and declared common stock dividends, which it expects to be able to fund from these sources.

The following table provides the outstanding balances and the weighted average interest rates as of June 30, 2010 for PCA’s revolving credit facility, the receivables credit facility, and the senior notes:

			Projected
	Balance at	Weighted	Annual
	June 30,	Average	Cash Interest
Borrowing Arrangement	2010	Interest Rate	Payments
(In thousands)

Revolving Credit Facility	$—	N/A	N/A
Receivables Credit Facility	109,000	1.65%	$1,797
5 3/4% Senior Notes (due August 1, 2013)	400,000	5.75	23,000
6 1/2% Senior Notes (due March 15, 2018)	150,000	6.50	9,750

Total	$659,000	5.24%	$34,547

The above table excludes unamortized debt discount of $1.1 million at June 30, 2010. It also excludes from the projected annual cash interest payments, the non-cash income from the annual amortization of the $22.8 million received in July 2003 and the non-cash expense from the annual amortization of the $4.4 million paid in March 2008 to settle the treasury locks related to the 5 3/4% senior notes due 2013 and 6 1/2% senior notes due 2018. The amortization is being recognized over the terms of the 5 3/4% senior notes due 2013 and 6 1/2% senior notes due 2018 and is included in interest expense, net.

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

In addition, PCA must maintain minimum net worth and maximum debt to total capitalization and minimum interest coverage ratios under the revolving credit facility. A failure to comply with the restrictions contained in the revolving credit facility could lead to an event of default, which could result in an acceleration of any outstanding indebtedness and/or prohibit PCA from drawing on the revolving credit facility. Such an acceleration may also constitute an event of default under the senior notes indentures and the receivables credit facility. As of June 30, 2010, PCA was in compliance with these covenants.

PCA currently expects to incur capital expenditures of about $300.0 million in 2010, including up to $180.0 million for major energy optimization projects at its Counce and Valdosta mills. The remaining $120.0 million in expenditures will be used primarily for maintenance capital, cost reduction, business growth and environmental compliance. As of June 30, 2010, PCA spent $155.3 million for capital expenditures and had committed to spend an additional $214.5 million in the remainder of 2010 and beyond.

PCA believes that net cash generated from operating activities, available cash reserves, alternative fuel mixture tax credit receivable, available borrowings under its committed credit facilities and available capital through access to capital markets will be adequate to meet its liquidity and capital requirements, including payments of any declared common stock dividends, for the foreseeable future. As its debt or credit facilities become due, PCA will need to repay, extend or replace such facilities, which will be subject to future economic conditions and financial, business and other factors, many of which are beyond PCA’s control.

Market Risk and Risk Management Policies

PCA is exposed to the impact of interest rate changes and changes in the market value of its financial instruments. PCA periodically enters into derivatives in order to minimize these risks, but not for trading purposes. For a discussion of derivatives and hedging activities, see Note 10 to PCA’s condensed consolidated financial statement included elsewhere in this report.

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

Impact of Inflation

PCA does not believe that inflation has had a material impact on its financial position or results of operations during the three- and six-month periods ending June 30, 2010 and 2009.

Off-Balance Sheet Arrangements

PCA does not have any off-balance sheet arrangements as of June 30, 2010 that would require disclosure under SEC FR-67, “Disclosure in Management’s Discussion and Analysis About Off-Balance Sheet Arrangement and Aggregate Contractual Obligations.”

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

PCA has included in its Annual Report on Form 10-K for the year ended December 31, 2009, a discussion of its critical accounting policies which it believes affect its more significant judgments and estimates used in the preparation of its consolidated financial statements. PCA has not made any changes in any of these critical accounting policies during the first six months of 2010.

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

Prior to filing this report, PCA completed an evaluation under the supervision and with the participation of PCA’s management, including PCA’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of PCA’s disclosure controls and procedures as of June 30, 2010. The evaluation of PCA’s disclosure controls and procedures included a review of the controls’ objectives and design, PCA’s implementation of the controls and the effect of the controls on the information generated for use in this report. Based on this evaluation, PCA’s Chief Executive Officer and Chief Financial Officer concluded that PCA’s disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2010.

During the quarter ended June 30, 2010, there were no changes in internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, PCA’s internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table summarizes the Company’s stock repurchases in the second quarter of 2010:

				Approximate
			Total Number	Dollar Value
			of Shares	of Shares that
			Purchased as	may yet be
	Total Number	Average	Part of Publicly	Purchased Under
	of Shares	Price Paid	Announced	the Plan or
Period	Purchased	per Share	Plans or Programs	Program
				(In thousands)

April 1, 2010 to April 30, 2010	—	$—	—	$64,974
May 1, 2010 to May 31, 2010	—	—	—	64,974
June 1, 2010 to June 30, 2010	150,000	20.74	150,000	61,863

Total	150,000	$20.74	150,000	$61,863

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Not Used.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

10.1	PCA Performance Incentive Plan, effective as of May 14, 2010 (Incorporated by reference to Appendix A of PCA’s Definitive Proxy Statement on Schedule 14A, filed with the Commission on March 30, 2010).
10.2	Employment Agreement, dated June 28, 2010, between Packaging Corporation of America and Paul T. Stecko (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the registrant on June 29, 2010).
31.1	Certification of Chief Executive Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following financial information from Packaging Corporation of America’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at June 30, 2010 and December 31, 2009, (ii) Condensed Consolidated Statements of Income for the three and six months ended June 30, 2010 and 2009, (iii) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2010 and 2009, and (iv) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Packaging Corporation of America
(Registrant)

By:	/s/ Mark W. Kowlzan
Chief Executive Officer

By:	/s/ Richard B. West
Senior Vice President and Chief Financial Officer

Date: August 4, 2010