Form 10-Q
period 2010-09-30
PACKAGING CORP OF AMERICA
filed 2010-11-03
CIK 75677

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2010
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

As of November 1, 2010, the Registrant had outstanding 102,553,240 shares of common stock, par value $0.01 per share.

		Page

PART I
Item 1.	Financial Statements	3
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	27
Item 4.	Controls and Procedures	28

PART II
Item 1.	Legal Proceedings	29
Item 1A.	Risk Factors	29
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	29
Item 3.	Defaults Upon Senior Securities	29
Item 4.	Not Used	29
Item 5.	Other Information	29
Item 6.	Exhibits	30
SIGNATURES		31
EX-10.1
EX-10.2
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements.

Packaging Corporation of America

Condensed Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
	2010	2009
(In thousands, except share and per share amounts)		(Audited)

ASSETS
Current assets:
Cash and cash equivalents	$172,820	$260,727
Accounts receivable, net of allowance for doubtful accounts and customer deductions of $5,968 and $6,348 as of September 30, 2010 and December 31, 2009, respectively	335,000	243,403
Inventories	226,731	213,396
Alternative fuel mixture tax credits receivable	—	127,811
Federal and state income taxes receivable	—	4,707
Prepaid expenses and other current assets	21,049	13,045
Deferred income taxes	57,417	22,125

Total current assets	813,017	885,214
Property, plant and equipment, net	1,291,555	1,182,504
Goodwill	38,854	38,854
Other intangible assets, net	11,179	11,790
Other long-term assets	35,427	34,478

Total assets	$2,190,032	$2,152,840

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt and current maturities of long-term debt	$109,000	$109,000
Capital lease obligations	659	626
Accounts payable	169,944	126,813
Dividends payable	15,432	15,451
Accrued interest	4,405	12,644
Accrued federal and state income taxes	15,544	—
Accrued liabilities	111,079	106,423

Total current liabilities	426,063	370,957
Long-term liabilities:
Long-term debt	549,011	548,749
Capital lease obligations	22,004	22,503
Deferred income taxes	86,953	205,227
Pension and postretirement benefit plans	82,894	78,859
Other long-term liabilities	56,795	27,700

Total long-term liabilities	797,657	883,038
Stockholders’ equity:
Common stock, par value $0.01 per share, 300,000,000 shares authorized, 102,735,224 and 103,018,358 shares issued as of September 30, 2010 and December 31, 2009, respectively	1,027	1,030
Additional paid in capital	370,193	387,496
Retained earnings	650,565	546,355
Accumulated other comprehensive income (loss), net of tax:
Unrealized gain (loss) on treasury locks, net	(15,887)	4,512
Unrealized loss on foreign currency exchange contracts	(555)	—
Unfunded employee benefit obligations	(37,865)	(40,548)

Total accumulated other comprehensive loss	(54,307)	(36,036)
Common stock held in treasury, at cost (50,000 shares as of September 30, 2010)	(1,166)	—

Total stockholders’ equity	966,312	898,845

Total liabilities and stockholders’ equity	$2,190,032	$2,152,840

See notes to condensed consolidated financial statements.

Packaging Corporation of America

Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended
	September 30,
	2010	2009
(In thousands, except per share amounts)

Net sales	$642,764	$553,573
Cost of sales	(476,312)	(443,041)

Gross profit	166,452	110,532
Selling and administrative expenses	(47,219)	(44,258)
Corporate overhead	(15,527)	(13,188)
Alternative fuel mixture tax credits	(111,869)	47,137
Other expense, net	(4,179)	(3,892)

Income (loss) from operations	(12,342)	96,331
Interest expense, net	(7,903)	(8,961)

Income (loss) before taxes	(20,245)	87,370
Benefit (provision) for income taxes	113,565	(14,715)

Net income	$93,320	$72,655

Weighted average common shares outstanding:
Basic	101,776	101,713
Diluted	102,687	102,536
Net income per common share:
Basic	$0.92	$0.71

Diluted	$0.91	$0.71

Dividends declared per common share	$0.15	$0.15

See notes to condensed consolidated financial statements.

Packaging Corporation of America

Condensed Consolidated Statements of Income
(Unaudited)

	Nine Months Ended
	September 30,
	2010	2009
(In thousands, except per share amounts)

Net sales	$1,808,955	$1,615,332
Cost of sales	(1,424,039)	(1,276,293)

Gross profit	384,916	339,039
Selling and administrative expenses	(136,149)	(130,325)
Corporate overhead	(43,543)	(42,076)
Alternative fuel mixture tax credits	(102,634)	126,832
Other expense, net	(13,570)	(11,815)

Income from operations	89,020	281,655
Interest expense, net	(24,719)	(26,529)

Income before taxes	64,301	255,126
Benefit (provision) for income taxes	86,243	(47,914)

Net income	$150,544	$207,212

Weighted average common shares outstanding:
Basic	101,912	101,516
Diluted	102,822	102,275
Net income per common share:
Basic	$1.48	$2.04

Diluted	$1.46	$2.03

Dividends declared per common share	$0.45	$0.45

See notes to condensed consolidated financial statements.

Packaging Corporation of America

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
	2010	2009
(In thousands)

Cash Flows from Operating Activities:
Net income	$150,544	$207,212
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	116,770	111,900
Amortization of financing costs	496	580
Amortization of net gain on treasury lock	(1,384)	(1,385)
Share-based compensation expense	5,403	6,021
Deferred income tax provision	(8,902)	(4,340)
Loss on disposals of property, plant and equipment	4,634	4,590
Alternative energy tax credits	13,875	(106,381)
Changes in operating assets and liabilities:
Increase in assets —
Accounts receivable	(92,095)	(16,946)
Inventories	(13,335)	(838)
Prepaid expenses and other current assets	(8,053)	(7,290)
Increase (decrease) in liabilities —
Accounts payable	39,713	12,396
Accrued liabilities	(6,761)	13,792
Other, net	10,136	(10,018)

Net cash provided by operating activities	211,041	209,293

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(230,926)	(68,600)
Additions to other long term assets	(2,119)	(1,941)
Acquisition of business, net of cash acquired	—	(3,136)
Proceeds from disposals of property, plant and equipment	1,353	28

Net cash used for investing activities	(231,692)	(73,649)

Cash Flows from Financing Activities:
Payments on long-term debt	(465)	(457)
Common stock dividends paid	(46,366)	(61,456)
Repurchases of common stock	(24,801)	—
Proceeds from exercise of stock options	3,508	910
Excess tax benefits from share-based awards	868	249

Net cash used for financing activities	(67,256)	(60,754)

Net increase (decrease) in cash and cash equivalents	(87,907)	74,890
Cash and cash equivalents, beginning of period	260,727	149,397

Cash and cash equivalents, end of period	$172,820	$224,287

See notes to condensed consolidated financial statements.

Packaging Corporation of America

Notes to Condensed Consolidated Financial Statements
(Unaudited)
September 30, 2010

1.	Basis of Presentation

The condensed consolidated financial statements as of September 30, 2010 and 2009 of Packaging Corporation of America (“PCA” or the “Company”) and for the three- and nine-month periods then ended are unaudited but include all adjustments (consisting only of normal recurring adjustments) that management considers necessary for a fair presentation of such financial statements. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with Article 10 of SEC Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete audited financial statements. Operating results for the period ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. These condensed consolidated financial statements should be read in conjunction with PCA’s Annual Report on Form 10-K for the year ended December 31, 2009.

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
September 30, 2010

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

3.	Earnings Per Share

The following table sets forth the computation of basic and diluted income per common share for the periods presented.

	Three Months Ended
	September 30,
	2010	2009
(In thousands, except per share data)

Numerator:
Net income	$93,320	$72,655
Denominator:
Basic common shares outstanding	101,776	101,713
Effect of dilutive securities:
Stock options	222	119
Unvested restricted stock	689	704

Dilutive common shares outstanding	102,687	102,536

Basic income per common share	$0.92	$0.71
Diluted income per common share	$0.91	$0.71

Packaging Corporation of America

Notes to Condensed Consolidated Financial Statements
(Unaudited)
September 30, 2010

3.	Earnings Per Share (Continued)

	Nine Months Ended
	September 30,
	2010	2009
(In thousands, except per share data)

Numerator:
Net income	$150,544	$207,212
Denominator:
Basic common shares outstanding	101,912	101,516
Effect of dilutive securities:
Stock options	243	69
Unvested restricted stock	667	690

Dilutive common shares outstanding	102,822	102,275

Basic income per common share	$1.48	$2.04
Diluted income per common share	$1.46	$2.03

Options to purchase 0.6 million shares for both the three- and nine-month periods ended September 30, 2010 and options to purchase 1.5 million shares and 1.9 million shares for the three- and nine-month periods ended September 30 2009, respectively, were not included in the computation of diluted common shares outstanding as their exercise price exceeded the average market price of the Company’s common stock for each respective reporting period.

4.	Comprehensive Income

Comprehensive income is as follows:

	Three Months Ended
	September 30,
	2010	2009
(In thousands)

Net income	$93,320	$72,655
Other comprehensive income, net of tax:
Amortization of unfunded employee benefit obligations	894	858
Amortization of net gain on treasury locks	(282)	(462)
Unrealized losses on treasury locks	(11,101)	—
Unrealized gains on foreign currency exchange contracts	370	—

Comprehensive income	$83,201	$73,051

Packaging Corporation of America

Notes to Condensed Consolidated Financial Statements
(Unaudited)
September 30, 2010

4.	Comprehensive Income (Continued)

	Nine Months Ended
	September 30,
	2010	2009
(In thousands)

Net income	$150,544	$207,212
Other comprehensive income, net of tax:
Amortization of unfunded employee benefit obligations	2,683	2,576
Amortization of net gain on treasury locks	(1,025)	(1,385)
Unrealized losses on treasury locks	(19,374)	—
Unrealized losses on foreign currency exchange contracts	(555)	—
Other	—	(125)

Comprehensive income	$132,273	$208,278

5.	Stock-Based Compensation

In October 1999, the Company adopted a long-term equity incentive plan, which provides for grants of stock options, stock appreciation rights, restricted stock and performance awards to directors, officers and employees of PCA, as well as others who engage in services for PCA. Option awards granted to directors, officers and employees have contractual lives of seven or ten years. Options granted to officers and employees vest ratably over a three-year period, and options granted to directors vest immediately. Restricted stock awards granted to employees generally vest at the end of a four-year period, and restricted stock awards granted to directors vest at the end of a six-month period. The plan, which will terminate on October 19, 2014, provides for the issuance of up to 8,550,000 shares of common stock over the life of the plan. As of September 30, 2010, options and restricted stock of 7,092,654 shares have been granted, net of forfeitures. Forfeitures are added back to the pool of shares of common stock available to be granted at a future date.

Compensation expense for both stock options, which were fully vested at June 30, 2010, and restricted stock recognized in the condensed consolidated statements of income for the three- and nine-month periods ended September 30, 2010 and 2009 was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
(In thousands)

Stock options	$—	$210	$221	$576
Restricted stock	1,615	1,300	5,182	5,445

Impact on income before income taxes	1,615	1,510	5,403	6,021
Income tax benefit	(630)	(588)	(2,105)	(2,340)

Impact on net income	$985	$922	$3,298	$3,681

The Company uses the Black-Scholes-Merton option-pricing model to estimate the fair value of each option grant as of the date of grant. Expected volatilities are based on historical volatility of the Company’s common stock. The expected life of the option is estimated using historical data pertaining to option exercises and employee terminations. Separate groups of employees that have similar historical exercise behavior are considered separately for estimating the expected life. The risk-free interest rate is based on U.S. Treasury yields in effect at the time of grant. The fair value of restricted stock is determined based on the closing price of the Company’s common stock on the grant date. There were no option grants during the first nine months of 2010.

Packaging Corporation of America

Notes to Condensed Consolidated Financial Statements
(Unaudited)
September 30, 2010

5.	Stock-Based Compensation (Continued)

A summary of the Company’s stock option activity and related information follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term (years)	Value
				(In thousands)

Outstanding at December 31, 2009	1,973,301	$20.92
Exercised	(204,421)	17.16
Forfeited	(7,374)	24.93

Outstanding and exercisable at September 30, 2010	1,761,506	$21.34	2.57	$4,053

The total intrinsic value of options exercised during the three months ended September 30, 2010 and 2009 was $0.3 million and $0.1 million, respectively, and during the nine months ended September 30, 2010 and 2009 was $1.5 million and $1.4 million respectively. As of September 30, 2010, there is no unrecognized compensation cost related to stock option awards granted under the Company’s equity incentive plan as all outstanding awards have vested.

A summary of the Company’s restricted stock activity follows:

	2010		2009
		Fair Market		Fair Market
		Value at		Value at
		Date of		Date of
(Dollars in thousands)	Shares	Grant	Shares	Grant

Restricted stock at January 1	1,235,505	$24,718	1,038,270	$23,023
Granted	573,440	12,693	444,985	6,995
Vested	(318,350)	(6,563)	(234,930)	(5,025)
Cancellations	(12,595)	(248)	(12,210)	(261)

Restricted stock at September 30	1,478,000	$30,600	1,236,115	$24,732

The Company generally recognizes compensation expense associated with restricted stock awards ratably over their vesting periods. As PCA’s Board of Directors has the ability to accelerate vesting of restricted stock upon an employee’s retirement, the Company accelerates the recognition of compensation expense for certain employees approaching normal retirement age. As of September 30, 2010, there was $16.9 million of total unrecognized compensation costs related to the above restricted stock awards. The Company expects to recognize the cost of these stock awards over a weighted-average period of 3.0 years.

Packaging Corporation of America

Notes to Condensed Consolidated Financial Statements
(Unaudited)
September 30, 2010

6.	Inventories

The components of inventories are as follows:

	September 30,	December 31,
	2010	2009
(In thousands)		(Audited)

Raw materials	$113,207	$101,429
Work in process	6,943	6,600
Finished goods	69,167	66,994
Supplies and materials	100,935	100,919

Inventories at FIFO or average cost	290,252	275,942
Excess of FIFO or average cost over LIFO cost	(63,521)	(62,546)

Inventories, net	$226,731	$213,396

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

7.	Other Intangible Assets

The components of other intangible assets are as follows:

		As of September 30, 2010		As of December 31, 2009
	Weighted	Gross		Gross
	Average	Carrying	Accumulated	Carrying	Accumulated
	Remaining Life	Amount	Amortization	Amount	Amortization
(In thousands)				(Audited)

Customer lists and relations	31.5 years	$17,441	$6,262	$17,441	$5,651

8.	Employee Benefit Plans and Other Postretirement Benefits

For the three- and nine-months ended September 30, 2010 and 2009, net pension costs were comprised of the following:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2010	2009	2010	2009
(In thousands)

Components of Net Pension Costs
Service cost for benefits earned during the year	$4,579	$4,489	$13,737	$13,466
Interest cost on accumulated benefit obligation	3,023	2,524	9,068	7,685
Expected return on assets	(2,802)	(2,143)	(8,406)	(6,429)
Net amortization of unrecognized amounts	1,483	1,426	4,449	4,279
Other	—	—	—	(126)

Net pension costs	$6,283	$6,296	$18,848	$18,875

Packaging Corporation of America

Notes to Condensed Consolidated Financial Statements
(Unaudited)
September 30, 2010

8.	Employee Benefit Plans and Other Postretirement Benefits (Continued)

The Company makes pension plan contributions that are sufficient to fund its actuarially determined costs, generally equal to the minimum amounts required by the Employee Retirement Income Security Act (ERISA). However, from time to time the Company may make discretionary contributions in excess of the required minimum amounts. The Company expects to contribute $15.0 million to the pension plans in 2010, of which $10.5 million has been contributed through September 30, 2010.

For the three- and nine-months ended September 30, 2010 and 2009, net postretirement costs were comprised of the following:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2010	2009	2010	2009
(In thousands)

Components of Net Postretirement Costs
Service cost for benefits earned during the year	$350	$335	$1,049	$1,005
Interest cost on accumulated benefit obligation	283	256	848	768
Net amortization of unrecognized amounts	(19)	(22)	(56)	(66)

Net postretirement costs	$614	$569	$1,841	$1,707

9.	Transfers of Financial Assets

PCA has an on-balance sheet securitization program for its trade accounts receivable that is accounted for as a secured borrowing under ASC 860, “Transfers and Servicing.” To effectuate this program, the Company formed a wholly owned, limited-purpose subsidiary, Packaging Credit Company, LLC (“PCC”), which in turn formed a wholly owned, bankruptcy-remote, special-purpose subsidiary, Packaging Receivables Company, LLC (“PRC”), for the purpose of acquiring receivables from PCC. Both of these entities are included in the consolidated financial statements of the Company. Under this program, PCC purchases on an ongoing basis substantially all of the receivables of the Company and sells such receivables to PRC. PRC and lenders established a $150.0 million receivables-backed revolving credit facility (“Receivables Credit Facility”) through which PRC obtains funds to purchase receivables from PCC. The receivables purchased by PRC are solely the property of PRC. In the event of liquidation of PRC, the creditors of PRC would be entitled to satisfy their claims from PRC’s assets prior to any distribution to PCC or the Company. Credit available under the receivables credit facility is on a borrowing-base formula. As a result, the full amount of the facility may not be available at all times. At September 30, 2010, $109.0 million was outstanding and included in “Short-term debt and current maturities of long-term debt” on the condensed consolidated balance sheet. Approximately $292.4 million of accounts receivable at September 30, 2010 have been sold to PRC and are included in “Accounts receivable, net of allowance for doubtful accounts and customer deductions” on the condensed consolidated balance sheet.

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
September 30, 2010

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

Interest Rate Risk

The Company has historically used treasury lock derivative instruments to manage interest costs and the risk associated with changing interest rates. On June 12, 2003 and January 17, 2008, in connection with contemplated issuances of ten-year debt securities, PCA entered into interest rate protection agreements with counterparties to protect against increases in the ten-year U.S. Treasury Note rate. These treasury rates served as references in determining the interest rates applicable to the debt securities the Company issued in July 2003 and March 2008, respectively. As a result of changes in the interest rates on those treasury securities between the time PCA entered into the agreements and the time PCA priced and issued the debt securities, the Company: (1) received a payment of $22.8 million from the counterparty upon settlement of the 2003 interest rate protection agreement on July 21, 2003; and (2) made a payment of $4.4 million to the counterparty upon settlement of the 2008 interest rate protection agreement on March 25, 2008. The Company recorded the settlements in accumulated other comprehensive income (loss), which are amortized over the terms of the respective notes.

On May 25, 2010, in connection with a contemplated issuance of ten-year debt securities to eventually refinance PCA’s currently outstanding $400.0 million of senior notes that mature in 2013, PCA entered into interest rate protection agreements with counterparties to protect against increases in the ten-year U.S. Treasury Note rate. The treasury rate will serve as a reference in determining the interest rate applicable to the new debt securities the Company expects to issue in the future. The interest rate protection agreements were properly documented and designated as cash flow hedges at inception. At September 30, 2010, the Company had a notional value of $400.0 million in interest rate protection agreements outstanding that are expected to settle by the end of 2012.

Foreign Currency Exchange Rate Risk

In connection with the energy optimization projects at its Valdosta, Georgia mill and Counce, Tennessee mill, the Company entered into foreign currency forward contracts on December 18, 2009, May 6, 2010, July 27, 2010 and September 30, 2010 to hedge its exposure to forecasted purchases of machinery and equipment denominated in foreign currencies. The foreign currency forward contracts were properly documented and designated as cash flow hedges at inception. At September 30, 2010, the Company had a notional value of $6.3 million in foreign currency exchange contracts outstanding that are expected to settle by the end of the third quarter of 2011.

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

Packaging Corporation of America

Notes to Condensed Consolidated Financial Statements
(Unaudited)
September 30, 2010

10.	Derivative Instruments and Hedging Activities (Continued)

ability to cover its position. Although no assurances can be given, the Company does not expect any of the counterparties to these derivative financial instruments to fail to meet its obligations.

Derivative Instruments

The fair value of the Company’s treasury locks at September 30, 2010 was $29.2 million, which is included in “Other long-term liabilities” on the Company’s condensed consolidated balance sheet at September 30, 2010. The fair value of the foreign currency forward contracts was nominal at September 30, 2010.

The impact of derivative instruments on the condensed consolidated statements of income and OCI is as follows:

	Amount of
	Net Gain (Loss)	Amount of Gain (Loss) Reclassified
	Recognized	from Accumulated OCI into Income
	in OCI	(Effective Portion)
	(Effective Portion)		Three Months	Nine Months
	September 30,		Ended	Ended
	2010	Location	Sept. 30, 2010	Sept. 30, 2010
(In thousands)

Treasury locks, net of tax	$(15,887)	Interest expense, net	$461	$1,384
Foreign currency exchange contracts, net of tax	(555)	Cost of sales	—	—

Total	$(16,442)	Total	$461	$1,384

The net amount of settlement gains or losses on derivative instruments included in accumulated OCI to be realized during the next 12 months is a net gain of $1.8 million ($1.1 million after tax) at September 30, 2010. Mark to market gains and losses on derivative instruments included in accumulated OCI will be reclassified into earnings in the same periods during which the hedged transactions affect earnings. There were no ineffective portions of these contracts during the period.

11.	Financial Instruments

The carrying and estimated fair values of PCA’s financial instruments at September 30, 2010 and December 31, 2009 were as follows:

	September 30, 2010		December 31, 2009
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
(In thousands)			(Audited)

Cash and cash equivalents	$172,820	$172,820	$260,727	$260,727
Long-term debt —
5.75% senior notes	(399,057)	(437,576)	(398,800)	(427,000)
6.50% senior notes	(149,954)	(172,219)	(149,949)	(163,500)
Receivables credit facility	(109,000)	(109,000)	(109,000)	(109,000)
Capital lease obligations	(22,663)	(22,663)	(23,129)	(23,129)

The fair value of cash and cash equivalents approximates its carrying amounts due to the short-term nature of these financial instruments.

Packaging Corporation of America

Notes to Condensed Consolidated Financial Statements
(Unaudited)
September 30, 2010

11.	Financial Instruments (Continued)

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

Assets and liabilities measured at fair value on a recurring basis are as follows:

	As of September 30, 2010
			Measurement
			Approach			As of December 31, 2009
	Carrying	Fair		Valuation		Carrying	Fair
	Value	Value	Level	Technique		Value	Value
(In thousands)						(Audited)

Current Assets
Money market funds	$172,321	$172,321	1	(a	)	$260,230	$260,230
Foreign currency exchange contracts	9	9	2	(a	)	—	—
Long-Term Liabilities
Treasury locks	29,150	29,150	2	(a	)	—	—

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
September 30, 2010

13.	Environmental Liabilities

The potential costs for various environmental matters are uncertain due to such factors as the unknown magnitude of possible cleanup costs, the complexity and evolving nature of governmental laws and regulations and their interpretations, and the timing, varying costs and effectiveness of alternative cleanup technologies. From 1994 through September 30, 2010, remediation costs at PCA’s mills and corrugated plants totaled approximately $3.2 million. As of September 30, 2010, the Company maintained an environmental reserve of $9.3 million relating to on-site landfills and surface impoundments as well as ongoing and anticipated remedial projects. Liabilities recorded for environmental contingencies are estimates of the probable costs based upon available information and assumptions. Because of these uncertainties, PCA’s estimates may change. As of the date of this filing, the Company believes that it is not reasonably possible that future environmental expenditures and asset retirement obligations above the $9.3 million accrued as of September 30, 2010, will have a material impact on our financial condition, results of operations, or cash flows.

14.	Stock Repurchase Program

On October 17, 2007, PCA announced that its Board of Directors authorized a $150.0 million common stock repurchase program. There is no expiration date for the common stock repurchase program. Through September 30, 2010, the Company repurchased 5,063,121 shares of common stock, with 1,094,392 shares repurchased for $25.1 million, or $22.94 per share, during the third quarter of 2010. Of these shares, 145,992 shares were purchased for $3.4 million during the last several days of September and were subsequently settled and retired in October. All but 50,000 shares of the remaining 948,400 shares purchased during the third quarter were retired prior to September 30, 2010. The 50,000 shares held in treasury at September 30, 2010 were subsequently retired in October 2010. As of September 30, 2010, $36.8 million of the $150.0 million authorization remained available for repurchase of the Company’s common stock.

15.	Alternative Energy Tax Credits

The Company generates black liquor as a by-product of its pulp manufacturing process and uses it in a mixture with diesel fuel to produce energy at its Counce, Tennessee, Valdosta, Georgia, and Tomahawk, Wisconsin mills. Through December 31, 2009, the U.S. Internal Revenue Code provided a $0.50 per gallon refundable tax credit for taxpayers who use alternative fuels in their trade or business. As a registered alternative fuel mixer, the Company believes the use of black liquor as an alternative fuel through December 31, 2009 qualified for this tax credit. After December 31, 2009, the alternative fuel mixture credit for a mixture of black liquor and diesel fuel used is no longer available. During the first quarter of 2010, the Chief Counsel’s Office of the Internal Revenue Service released Memorandum AM2010-001, which provided clarification about the calculation of the alternative fuel mixture credit for black liquor. As a result, during the first quarter of 2010 the Company released the reserve of $9.2 million that was established in 2009 due to the ambiguity in the calculation of the credit. This reserve release resulted in additional income of $9.2 million, which was recorded in Alternative Fuel Mixture Tax Credits on the income statement in the first quarter of 2010.

The total alternative fuel mixture credits earned by PCA in 2008 and 2009 were $185.4 million, which was recorded as income with a corresponding receivable on its balance sheet during 2009 when the Company received its registration as a producer of alternative fuel. As federal cash taxes became due, PCA applied these credits against the taxes due. The laws governing the alternative fuel mixture credit, as well as the taxability of benefits received from this credit, are not completely defined. The IRS has not issued definitive guidance regarding such taxability. PCA believes that the manner in which the credit was claimed will not subject the Company to federal or state income taxes on such benefits. If it is determined that any of the credits are subject to taxation, PCA will be required to pay those taxes and take a corresponding charge to its income.

In a Chief Counsel’s Office of the Internal Revenue Service Memorandum AM2010-002 dated June 28, 2010, the IRS concluded that black liquor qualifies for the taxable cellulosic biofuel producer credit of $1.01 per gallon

Packaging Corporation of America

Notes to Condensed Consolidated Financial Statements
(Unaudited)
September 30, 2010

15.	Alternative Energy Tax Credits (Continued)

of biofuel produced in 2009. PCA received the required cellulosic biofuel producer registration code on September 13, 2010. In a Chief Counsel’s Office of the Internal Revenue Service Memorandum AM2010-004 dated October 5, 2010, the IRS concluded that a black liquor producer may claim the alternative fuel mixture credit and the cellulosic biofuel producer credit in the same taxable year for different volumes of black liquor (the same gallon of fuel cannot receive both credits but can be claimed as either alternative fuel mixture credit or the cellulosic biofuel producer credit).

Based upon both the IRS memorandums and guidance regarding the cellulosic biofuel producer credit, during the quarter ended September 30, 2010 and upon receipt of the cellulosic biofuel registration, the Company analyzed the additional potential benefits from claiming the cellulosic biofuel producer credit for 2009 instead of the alternative fuel mixture credit, or claiming a combination of the two credits for 2009. For the 372 million gallons of alternative fuels produced in 2009, PCA claimed about two-thirds of the gallons as cellulosic biofuel producer credits and about one-third of the gallons as alternative fuel mixture credits. As a result, the Company recorded a charge of $(111.9) million in Other Expense, Net due to the reversal of a portion of the income previously recorded from alternative fuel mixture credits and a $145.8 million benefit in the Benefit (Provision) for Income Taxes to reflect the reallocation of gallons to the cellulosic biofuel producer credit. The net impact of the reallocation of the gallons between the two credits resulted in additional net income impact of $33.4 million in the third quarter of 2010. Additional expenses of $0.8 million ($0.5 million after tax) related to the cellulosic biofuel producer credit were also recorded.

The amount of credits that the Company can apply against future federal taxes owed will be dependent upon the timing and amount of PCA’s future taxable income. As of September 30, 2010, PCA has remaining tax credits of $114.3 million to be used to offset future cash tax payments. The cellulosic biofuel producer credit carryforward must be utilized to offset federal taxes owed by December 31, 2015, at which time the credit carryforward expires. A valuation allowance was not recorded against the deferred tax asset for this credit carryforward since the Company believes the credit can be fully utilized before expiration. If it is determined that any of the credit carryforward will become subject to expiration, PCA will reduce the deferred tax asset and record a corresponding charge to income.

16.	Legal Proceedings

During September and October 2010, PCA and eight other U.S. and Canadian containerboard producers were named as defendants in five purported class action lawsuits filed in the United States District Court for the Northern District of Illinois, alleging violations of the Sherman Act. Four of the suits have been designated as related; PCA experts that the fifth complaint will be so designated as well. The complaints allege that the defendants conspired to limit the supply of containerboard, and that the purpose and effect of the alleged conspiracy was to artificially increase prices of containerboard products during the period of August 2005 to the time of filing of the complaints. The complaints were filed as purported class action suits on behalf of all purchasers of containerboard products during such period. The complaint seeks treble damages and costs, including attorney’s fees. PCA believes the allegations are without merit and will defend this lawsuit vigorously.

17.	Subsequent Events

The Company has evaluated subsequent events through the filing date of this Form 10-Q and determined there were no events to disclose.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Industry Conditions

Market conditions for containerboard and corrugated products remained favorable during the third quarter of 2010. As reported by the Fibre Box Association, industry-wide shipments of corrugated products increased 2.6% for the three months ended September 30, 2010 compared to the same period in 2009 and September corrugated products shipments were up 4.6% above previous year levels. Containerboard industry production increased 6.5% in the third quarter 2010 compared to the third quarter of 2009. Published prices for containerboard did not change during the third quarter after having increased $60 per ton in April 2010 and $50 per ton in January 2010. Reported industry containerboard inventories at the end of the third quarter 2010 were essentially unchanged from 2009 levels, which was the lowest September ending level in 30 years at approximately 2.239 million tons.

PCA Operations Summary

During the third quarter of 2010, we produced approximately 646,000 tons of containerboard at our mills. Our corrugated products manufacturing plants sold about 7.8 billion square feet (“bsf”) of corrugated products during the third quarter of 2010. Our corrugated products shipments remained strong, up 4.3% compared to the third quarter of 2009. Containerboard volume sold to domestic and export customers increased 12.0% for the three months ended September 30, 2010 compared to the same period in 2009. Sales prices of containerboard and corrugated products were higher than the third quarter of 2009 as a result of the January and April containerboard price increases and the pass-through of those price increases to corrugated products.

Recycled fiber prices decreased during the quarter, with average prices dropping approximately $10 per ton from the second quarter 2010 average price. However, more recent prices for recycled fiber have increased and the October published average price has increased approximately $20 per ton above the third quarter 2010 average price. Wood fiber costs continued to decrease resulting in 2010 third quarter costs lower than the first half of the year as weather and logging conditions improved throughout the U.S. South. Purchased fuel costs in the third quarter of 2010 remained in line with second quarter 2010 with prices paid for fuels increasing by less than 1%. Purchased electricity costs in the third quarter of 2010 rose about 6% above average second quarter 2010 costs, reflecting higher rates during high demand summer months. Energy costs in the fourth quarter of 2010 are expected to increase driven by increased fuel prices and consumption associated with normal winter seasonality.

As disclosed in Note 15 to the condensed consolidated financial statements, the Company is a producer of black liquor, an alternative fuel. In a Chief Counsel’s Office of the Internal Revenue Service Memorandum AM2010-002 dated June 28, 2010, the IRS concluded that black liquor qualifies for the taxable cellulosic biofuel producer credit of $1.01 per gallon of biofuel produced in 2009. PCA received the required cellulosic biofuel producer registration code on September 13, 2010. In a Chief Counsel’s Office of the Internal Revenue Service Memorandum AM2010-004 dated October 5, 2010, the IRS concluded that a black liquor producer may claim the alternative fuel mixture credit and the cellulosic biofuel producer credit in the same taxable year for different volumes of black liquor (the same gallon of fuel cannot receive both credits, but different gallons of fuel can be claimed as either the alternative fuel mixture credit or the cellulosic biofuel producer credit).

Based upon both the IRS memorandums and guidance regarding the cellulosic biofuel producer credit, the Company analyzed the additional potential benefits from claiming the cellulosic biofuel producer credit for 2009 instead of the alternative fuel mixture credit, or claiming a combination of the two credits for 2009. For the 372 million gallons of alternative fuels produced in 2009, PCA claimed about two-thirds of the gallons as cellulosic biofuel producer credits and about one-third of the gallons as alternative fuel mixture credits. This resulted in additional net income of $33.4 million in the third quarter of 2010. As of September 30, 2010, PCA has remaining credits of $114.3 million to be used to offset future cash tax payments. See Note 15 to the condensed consolidated financial statements included in this report for a description of the alternative fuel mixture tax credits and the cellulosic biofuel producer credit.

Excluding the impact of the tax credits described above and asset disposal charges relating to our major energy projects at our linerboard mills and facility closure costs, we earned net income of $61.7 million ($0.60 per diluted share) in the third quarter of 2010 compared with $25.3 million ($0.25 per diluted share) in the third quarter of 2009 and $113.3 million ($1.10 per diluted share) for the first nine months of 2010 compared with $79.7 million ($0.78 per diluted share) for the comparable period in 2009. We exclude those special items in presenting these measures and assessing our operating performance. Management uses these measures to focus on PCA’s on-going operations and assess its own performance and believes that it is useful to investors because it enables them to perform meaningful comparisons of past and present operating results. Reconciliations to the most comparable measure reported in accordance with GAAP are included elsewhere in this section under “Reconciliations of Non-GAAP Financial Measures to Reported Amounts.”

Looking ahead to the fourth quarter of 2010, our earnings, excluding special items, are expected to be lower than the third quarter of 2010 due to seasonally lower volumes related in part to three less corrugated products shipping days as well as normal seasonality. Wood costs and energy costs are expected to be higher with colder weather, and recycled fiber costs have begun to tread up and are expected to be higher in the fourth quarter of 2010.

Results of Operations

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009

The historical results of operations of PCA for the three months ended September 30, 2010 and 2009 are set forth below:

	Three Months Ended
	September 30,
	2010		2009	Change
(In thousands)

Net sales	$642,764		$553,573	$89,191

Income (loss) from operations	$(12,342	)(1)	$96,331	$(108,673)
Interest expense, net	(7,903)		(8,961)	1,058

Income before taxes	(20,245)		87,370	(107,615)
Benefit (provision) for income taxes	113,565		(14,715)	128,280

Net income	$93,320		$72,655	$20,665

(1)	Includes charge of $111.9 million due to reversal of a portion of income previously recorded from alternative fuel mixture credits in order to claim the cellulosic biofuel producer credits that are recorded as a benefit in the provision for income taxes.

Net Sales

Net sales increased by $89.2 million, or 16.1%, for the three months ended September 30, 2010 from the comparable period in 2009, primarily as a result of increased sales prices ($61.3 million) and higher sales volumes ($27.9 million) of corrugated products and containerboard to third parties.

Corrugated products shipments for the third quarter increased 4.3% compared to the third quarter of 2009 both on a total basis and a shipments-per-workday basis. Total corrugated products volume sold for the three months ended September 30, 2010 increased 0.3 billion square feet (“bsf”) to 7.8 bsf compared to 7.5 bsf in the third quarter of 2009. The third quarter of 2010 and 2009 both contained 64 workdays, which are those days not falling on a weekend or holiday. Containerboard volume sold to outside domestic and export customers increased 12.0% for the three months ended September 30, 2010 compared to the three months ended September 30, 2009. Containerboard mill production for the three months ended September 30, 2010 was 646,000 tons compared to 588,000 tons during the same period in 2009.

Income from Operations

Income from operations decreased by $108.7 million, or 112.8%, for the three months ended September 30, 2010 compared to the three months ended September 30, 2009. As noted in Note 15 to the condensed consolidated financial statements, PCA received the cellulosic biofuel producer registration in September 2010. As a result, income from operations was reduced primarily due to reversing a portion of our 2009 alternative fuel mixture credits out of income from operations ($111.9 million) in order to claim cellulosic biofuel producer credits which were recorded in the provision for income taxes ($145.8 million) in the third quarter of 2010. In addition, income from operations for the third quarter of 2009 included alternative fuel mixture credits ($47.1 million). Excluding the impact of tax credits and 2010 charges for a corrugated products plant closing and major energy project related asset disposals ($2.8 million in the aggregate), income from operations increased $53.1 million compared to third quarter 2009. Such increase primarily resulted from increased sales prices ($61.3 million) and volume ($10.9 million), partially offset by higher costs for recycled fiber ($4.9 million), wood fiber ($3.8 million), transportation ($3.6 million), labor and fringe benefits ($2.8 million), and other items which were individually insignificant.

Gross profit increased $55.9 million, or 50.6%, for the three months ended September 30, 2010 from the comparable period in 2009, primarily due to the sales price and volume increases described above. Gross profit as a percentage of net sales increased to 25.9% of net sales for third quarter 2010 compared to 20.0% in the third quarter of 2009. The increase was primarily due to the increases in sales prices and volume previously described.

Selling and administrative expenses increased $3.0 million, or 6.7%, for the three months ended September 30, 2010 compared to the same period in 2009, as a result of higher expenses related to salaries, including merit increases, new hires, and the timing and estimates of incentive compensation ($2.4 million), related fringe benefits ($0.2 million) and travel, entertainment and meeting costs ($0.4 million).

Corporate overhead increased $2.3 million, or 17.7%, for the three months ended September 30, 2010 compared to the same period in 2009, primarily due to increased salary and fringe benefits ($1.6 million) and increased expenses related to outside services for tax and human resource matters ($0.5 million).

Other expense for the three months ended September 30, 2010 increased $0.3 million or 7.4% compared to the third quarter of 2009, primarily due to expense related to the closing of our Windsor, Colorado corrugated products plant during the quarter ($1.4 million) partially offset by a reduction of fixed asset disposal expense ($1.0 million).

Interest Expense, Net and Income Taxes

Net interest expense decreased $1.1 million, or 11.8%, for the three months ended September 30, 2010 from the three months ended September 30, 2009, primarily as a result of higher capitalized interest ($1.1 million) being recorded related to the Counce and Valdosta major energy optimization projects during the three months ended September 30, 2010 compared to the same period in 2009.

Due to the impact of recording the black liquor tax credits, PCA’s effective tax rate was -561.0% for the three months ended September 30, 2010 and 16.8% for the comparable period in 2009. Excluding the impact of the black liquor tax credits, the effective tax rate would have been 35.2% for the three months ended September 30, 2010 and 37.0% for the comparable period in 2009. The effective tax rate varies from the U.S. federal statutory tax rate of 35% principally due to the impact of the alternative fuel mixture tax credit and the cellulosic biofuel producer tax credit, state and local income taxes, and the domestic manufacturers’ deduction.

Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009

The historical results of operations of PCA for the nine months ended September 30, 2010 and 2009 are set forth below:

	For the Nine Months Ended
	September 30,
	2010		2009	Change
(In thousands)

Net sales	$1,808,955		$1,615,332	$193,623

Income from operations	$89,020	(1)	$281,655	$(192,635)
Interest expense, net	(24,719)		(26,529)	1,810

Income before taxes	64,301		255,126	(190,825)
Benefit (provision) for income taxes	86,243		(47,914)	134,157

Net income	$150,544		$207,212	$(56,668)

(1)	Includes charge of $111.9 million due to reversal of a portion of income previously recorded from alternative fuel mixture credits in order to claim the cellulosic biofuel producer credits that are recorded as a benefit in the provision for income taxes.

Net Sales

Net sales increased by $193.6 million, or 12.0%, for the nine months ended September 30, 2010 from the comparable period in 2009 primarily as a result of increased sales volumes of corrugated products and containerboard to third parties ($156.0 million) and higher average prices for the first nine months of 2010 ( $37.6 million) compared to the first nine months of 2009.

September year-to-date 2010 corrugated products shipments increased 8.6%, or 1.9 bsf to 23.3 bsf compared to 21.4 bsf in the first nine months of 2009. On a shipments-per-workday basis, corrugated products volume increased 8.1% during the first three quarters of 2010 compared to the same period in 2009. The percentage increase, on a shipments-per-workday basis, was lower than on a total basis due to one more workday in the first nine months of 2010 (190 days), which are those days not falling on a weekend or holiday, than the first nine months of 2009 (189 days). Containerboard volume sold to domestic and export customers increased 21.6% for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009. Containerboard mill production during the first three quarters of 2010 was approximately 1,804,000 tons compared to 1,658,000 tons produced during the comparable period in 2009.

Income from Operations

Income from operations decreased by $192.6 million, or 68.4%, for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009. As noted in Note 15 to the condensed consolidated financial statements, PCA received the cellulosic biofuel producer registration in September 2010. As a result, income from operations was reduced primarily due to reversing a portion of our 2009 alternative fuel mixture credits out of income from operations ($111.9 million) in order to claim cellulosic biofuel producer credits which were recorded in the provision for income taxes ($145.8 million) in the third quarter of 2010. In addition, income from operations for the nine months ended September 30 included alternative fuel mixture credits in the amounts of $126.8 million in 2009 and $9.2 million in 2010. Excluding the impact of tax credits, energy project related asset disposals ($5.0 million in 2010) and 2010 charges for two plant closings ($3.4 million), income from operations increased $45.3 million for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009. The increase in income from operations was primarily attributable to increased sales volume ($50.6 million), sales prices ($37.6 million) and lower average energy costs ($9.8 million) partially offset by increased costs for fiber ($39.9 million), transportation ($6.8 million) and maintenance and building repairs ($6.1 million).

Gross profit increased $45.9 million, or 13.5%, for the nine months ended September 30, 2010 from the comparable period in 2009. Gross profit as a percentage of net sales increased from 21.0% of net sales in the nine months ended September 30, 2009 to 21.3% of net sales in the first nine months of 2010 due primarily to the higher sales volume and prices previously described.

Selling and administrative expenses increased $5.8 million, or 4.5%, for the nine months ended September 30, 2010 compared to the same period in 2009, primarily as a result of higher expenses for salaries ($3.2 million), related fringe benefits ($0.8 million), travel, entertainment and meetings ($1.1 million), and broker commissions ($0.6 million).

Corporate overhead for the first nine months of 2010 increased $1.5 million or 3.5% compared to the same period in 2009, primarily due to increased expenses for outside services related to tax, human resource and audit matters ($0.6 million), meetings, travel and entertainment ($0.5 million), and compensation ($0.4 million).

Other expense for the nine months ended September 30, 2010 increased $1.8 million or 14.9% above other expense for the first nine months of 2009, primarily due to costs to close the Ackerman, Mississippi sawmill in the first quarter of 2010 ($2.0 million) and our Windsor, Colorado corrugated products plant in the third quarter of 2010 ($1.4 million) partially offset by lower expenses related to legal matters ($1.7 million).

Interest Expense, Net and Income Taxes

Net interest expense decreased $1.8 million, or 6.8%, for the nine months ended September 30, 2010 from the nine months ended September 30, 2009, primarily as a result of higher capitalized interest ($2.1 million) being recorded related to the Counce and Valdosta major energy optimization projects during the nine months ended September 30, 2010 compared to the same period in 2009.

Due to the impact of recording the black liquor tax credits, PCA’s effective tax rate was — 134.1% for the nine months ended September 30, 2010 and 18.8% for the comparable period in 2009. Excluding the impact of the black liquor credits, the effective tax rate would have been 35.7% for the nine months ended September 30, 2010 and 37.9% for the comparable period in 2009. The effective tax rate varies from the U.S. federal statutory tax rate of 35% principally due to the impact of the alternative fuel mixture tax credit and the cellulosic biofuel producer tax credit, state and local income taxes, and the domestic manufacturers’ deduction. The Company had no material changes to its uncertain tax positions under ASC 740, “Income Taxes,” during the first nine months of 2010.

Liquidity and Capital Resources

The following table presents a summary of our cash flows for the periods presented:

	Nine Months Ended
	September 30,
	2010	2009	Change
(In thousands)

Net cash provided by (used for):
Operating activities	$211,041	$209,293	$1,748
Investing activities	(231,692)	(73,649)	(158,043)
Financing activities	(67,256)	(60,754)	(6,502)

Net (decrease) increase in cash and cash equivalents	$(87,907)	$74,890	$(162,797)

Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2010 was $211.0 million compared to $209.3 million for the nine months ended September 30, 2009, an increase of $1.7 million, or 0.8%. Net income, excluding the income from the tax credits (described in Note 15 to the financial statements included in this report) of $42.7 million in 2010 and $127.5 million in 2009, was $107.9 million and $79.7 million, respectively, for the first nine months of 2010 and 2009, an increase of $28.2 million that increased net cash provided by operating activities. Additionally, more alternative fuel mixture and cellulosic biofuel producer tax credits ($34.3 million) were used to reduce federal tax payments during the first nine months of 2010 compared to the same period in 2009. This was partially offset by higher requirements for operating assets and liabilities ($61.5 million) driven by higher accounts receivable levels in 2010 as a result of both higher 2010 sales levels and a lower deferred tax provision ($4.6 million) in 2010. Cash requirements for operating activities are subject to PCA’s operating needs, the timing of collection of receivables and payments of payables and expenses, and seasonal fluctuations in the our operations.

Investing Activities

Net cash used for investing activities for the nine months ended September 30, 2010 increased $158.0 million, or 214.6%, to $231.7 million, compared to the nine months ended September 30, 2009. The increase was primarily related to higher additions to property, plant and equipment of $162.3 million, which included $135.0 million for the major energy optimization projects at our linerboard mills, during the nine months ended September 30, 2010 compared to the same period in 2009. Partially offsetting this increase was a $3.1 million acquisition completed during the third quarter of 2009.

Financing Activities

Net cash used for financing activities totaled $67.3 million for the nine months ended September 30, 2010, a difference of $6.5 million, or 10.7%, compared to the same period in 2009. The difference was primarily attributable to repurchases of PCA common stock of $24.8 million during the nine months of 2010, partially offset by lower common stock dividends paid of $15.1 million and higher proceeds from the exercise of stock options of $2.6 million during the first nine months of 2010 compared to the same period in 2009.

PCA’s primary sources of liquidity are net cash provided by operating activities, borrowings under PCA’s revolving credit facility, and additional borrowings under PCA’s receivables credit facility. As of September 30, 2010, PCA had $172.2 million in unused borrowing capacity under its existing credit agreements, net of the impact on this borrowing capacity of $18.8 million of outstanding letters of credit. Currently, PCA’s primary uses of cash are for operations, capital expenditures, debt service and declared common stock dividends, which it expects to be able to fund from these sources.

The following table provides the outstanding balances and the weighted average interest rates as of September 30, 2010 for PCA’s revolving credit facility, the receivables credit facility, and the senior notes:

			Projected
	Balance at	Weighted	Annual
	Sept. 30,	Average	Cash Interest
Borrowing Arrangement	2010	Interest Rate	Payments
(In thousands)

Revolving Credit Facility	$—	N/A	N/A
Receivables Credit Facility	109,000	1.56%	$1,700
5 3/4% Senior Notes (due August 1, 2013)	400,000	5.75	23,000
6 1/2% Senior Notes (due March 15, 2018)	150,000	6.50	9,750

Total	$659,000	5.23%	$34,450

The above table excludes unamortized debt discount of $1.0 million at September 30, 2010. It also excludes from the projected annual cash interest payments, the non-cash income from the annual amortization of the $22.8 million received in July 2003 and the non-cash expense from the annual amortization of the $4.4 million paid in March 2008 to settle the treasury locks related to the 5 3/4% senior notes due 2013 and 6 1/2% senior notes due 2018. The amortization is being recognized over the terms of the 5 3/4% senior notes due 2013 and 6 1/2% senior notes due 2018 and is included in interest expense, net.

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

In addition, PCA must maintain minimum net worth and maximum debt to total capitalization and minimum interest coverage ratios under the revolving credit facility. A failure to comply with the restrictions contained in the revolving credit facility could lead to an event of default, which could result in an acceleration of any outstanding indebtedness and/or prohibit PCA from drawing on the revolving credit facility. Such an acceleration may also constitute an event of default under the senior notes indentures and the receivables credit facility. As of September 30, 2010, PCA was in compliance with these covenants.

PCA currently expects to incur capital expenditures of $310.0-$320.0 million in 2010, including up to $180.0 million for major energy optimization projects at its Counce and Valdosta mills. The remaining $130.0-$140.0 million in expenditures will be used primarily for maintenance capital, cost reduction, business growth and environmental compliance. As of September 30, 2010, PCA spent $230.9 million for capital expenditures and had committed to spend an additional $183.4 million in the remainder of 2010 and beyond.

PCA believes that net cash generated from operating activities, available cash reserves, alternative energy tax credits, available borrowings under its committed credit facilities and available capital through access to capital markets will be adequate to meet its liquidity and capital requirements, including payments of any declared common stock dividends, for the foreseeable future. As its debt or credit facilities become due, PCA will need to repay, extend or replace such facilities, which will be subject to future economic conditions and financial, business and other factors, many of which are beyond PCA’s control.

Reconciliations of Non-GAAP Financial Measures to Reported Amounts

Net income and diluted earnings per share excluding special items are non-GAAP financial measures. Reconciliations of those non-GAAP measures to the most comparable measure reported in accordance with GAAP for the three months ended September 30, 2010 and 2009 and for the nine months ended September 30, 2010 and 2009 follow:

	Three Months Ended September 30,
	2010		2009
(In thousands except per share amounts)	Net Income	Diluted EPS	Net Income	Diluted EPS

As reported in accordance with GAAP	$93,320	$0.91	$72,655	$0.71
Special items:
Alternative energy tax credits	(33,429)	(0.33)	(47,306)	(0.46)
Asset disposal and facilities closure charges	1,792	0.02	—	—

Total special items	(31,637)	(0.31)	(47,306)	(0.46)

Excluding special items	$61,683	$0.60	$25,349	$0.25

	Nine Months Ended September 30,
	2010		2009
(In thousands except per share amounts)	Net Income	Diluted EPS	Net Income	Diluted EPS

As reported in accordance with GAAP	$150,544	$1.46	$207,212	$2.03
Special items:
Alternative energy tax credits	(42,664)	(0.41)	(127,545)	(1.25)
Asset disposal and facilities closure charges	5,384	0.05	—	—

Total special items	(37,280)	(0.36)	(127,545)	(1.25)

Excluding special items	$113,264	$1.10	$79,667	$0.78

Market Risk and Risk Management Policies

PCA is exposed to the impact of interest rate changes and changes in the market value of its financial instruments. PCA periodically enters into derivatives in order to minimize these risks, but not for trading purposes. For a discussion of derivatives and hedging activities, see Note 10 to PCA’s unaudited condensed consolidated financial statements included elsewhere in this report.

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

Impact of Inflation

PCA does not believe that inflation has had a material impact on its financial position or results of operations during the three- and nine-month periods ending September 30, 2010 and 2009.

Off-Balance Sheet Arrangements

PCA does not have any off-balance sheet arrangements as of September 30, 2010 that would require disclosure under SEC FR-67, “Disclosure in Management’s Discussion and Analysis About Off-Balance Sheet Arrangement and Aggregate Contractual Obligations.”

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

PCA has included in its Annual Report on Form 10-K for the year ended December 31, 2009, a discussion of its critical accounting policies which it believes affect its more significant judgments and estimates used in the preparation of its consolidated financial statements. PCA has not made any changes in any of these critical accounting policies during the first nine months of 2010.

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

Prior to filing this report, PCA completed an evaluation under the supervision and with the participation of PCA’s management, including PCA’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of PCA’s disclosure controls and procedures as of September 30, 2010. The evaluation of PCA’s disclosure controls and procedures included a review of the controls’ objectives and design, PCA’s implementation of the controls and the effect of the controls on the information generated for use in this report. Based on this evaluation, PCA’s Chief Executive Officer and Chief Financial Officer concluded that PCA’s disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2010.

During the quarter ended September 30, 2010, there were no changes in internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, PCA’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings.

During September and October 2010, PCA and eight other U.S. and Canadian containerboard producers were named as defendants in five purported class action lawsuits filed in the United States District Court for the Northern District of Illinois, alleging violations of the Sherman Act. Four of the suits have been designated as related; PCA experts that the fifth complaint will be so designated as well. The complaints allege that the defendants conspired to limit the supply of containerboard, and that the purpose and effect of the alleged conspiracy was to artificially increase prices of containerboard products during the period of August 2005 to the time of filing of the complaints. The complaints were filed as purported class action suits on behalf of all purchasers of containerboard products during such period. The complaint seeks treble damages and costs, including attorney’s fees. PCA believes the allegations are without merit and will defend this lawsuit vigorously.

PCA is a party to various other legal actions arising in the ordinary course of our business. These legal actions cover a broad variety of claims spanning our entire business. As of the date of this filing, we believe it is not reasonably possible that the resolution of these legal actions will, individually or in the aggregate, have a material adverse effect on our financial condition, results of operations or cash flows.

Item 1A.	Risk Factors

There have been no material changes to the risk factors disclosed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table summarizes the Company’s stock repurchases in the third quarter of 2010:

				Approximate
			Total Number	Dollar Value
			of Shares	of Shares that
			Purchased as	may yet be
	Total Number	Average	Part of Publicly	Purchased Under
	of Shares	Price Paid	Announced	the Plan or
Period	Purchased	per Share	Plans or Programs	Program
				(In thousands)

July 1, 2010 to July 31, 2010	185,900	$23.95	185,900	$57,410
August 1, 2010 to August 31, 2010	562,500	22.74	562,500	44,620
September 1, 2010 to September 30, 2010	345,992	22.73	345,992	36,755

Total	1,094,392	$22.94	1,094,392	$36,755

Of the 1,094,392 shares purchased during the third quarter of 2010, 145,992 shares settled in October.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Not Used.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

10.1	Five Year Credit Agreement, dated as of April 15, 2008, by and among PCA and the lenders and agents named therein.(1)
10.2	Amended and Restated Credit and Security Agreement, dated as of September 19, 2008, by and among PCA and the lenders and agents named therein.(2)
31.1	Certification of Chief Executive Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following financial information from Packaging Corporation of America’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at September 30, 2010 and December 31, 2009, (ii) Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2010 and 2009, (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2010 and 2009, and (iv) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

(1)	This exhibit was originally filed on April 18, 2008 and is being re-filed to include all exhibits and schedules thereto.

(2)	This exhibit was originally filed on September 25, 2008 and is being re-filed to include all exhibits and schedules thereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Packaging Corporation of America
(Registrant)

By:	/s/ Mark W. Kowlzan
Chief Executive Officer

By:	/s/ Richard B. West
Senior Vice President and Chief Financial Officer

Date: November 3, 2010