Form 10-K
period 2010-12-31
PACKAGING CORP OF AMERICA
filed 2011-02-22
CIK 75677

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

At June 30, 2010, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the Registrant’s common equity held by nonaffiliates was approximately $2,249,160,212 based on the closing sale price as reported on the New York Stock Exchange. This calculation of market value has been made for the purposes of this report only and should not be considered as an admission or conclusion by the Registrant that any person is in fact an affiliate of the Registrant.

On February 18, 2011, there were 102,355,005 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Specified portions of the Proxy Statement for the Registrant’s 2011 Annual Meeting of Stockholders are incorporated by reference to the extent indicated in Part III of this Form 10-K.

PART I

Item 1.	BUSINESS

General

Packaging Corporation of America (we, us, our, “PCA” or the “Company”) is the fifth largest producer of containerboard and corrugated products in the United States in terms of production capacity. During 2010, we produced 2.4 million tons of containerboard at our mills, of which about 80% was consumed in PCA’s corrugated products manufacturing plants, 9% was sold to domestic customers and 11% was sold in the export market. Our corrugated products manufacturing plants sold about 31.0 billion square feet (BSF) of corrugated products. Our net sales to third parties totaled $2.4 billion in 2010.

Containerboard Production and Corrugated Shipments

		First	Second	Third	Fourth	Full
		Quarter	Quarter	Quarter	Quarter	Year

Containerboard Production (thousand tons)	2010	569	589	646	639	2,443
	2009	515	555	588	600	2,258
	2008	586	613	621	533	2,353
Corrugated Shipments (BSF)	2010	7.6	7.9	7.8	7.7	31.0
	2009	6.7	7.3	7.5	7.4	28.9
	2008	7.6	8.0	7.8	6.9	30.3

In 2010, we produced 1.5 million tons of kraft linerboard at our mills in Counce, Tennessee and Valdosta, Georgia, and 0.9 million tons of semi-chemical corrugating medium at our mills in Tomahawk, Wisconsin and Filer City, Michigan. We currently lease the cutting rights to approximately 88,000 acres of timberland located near our Counce and Valdosta mills. We also have supply agreements with third parties on approximately 281,000 acres of timberland.

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

Industry Overview

According to the Fibre Box Association, the value of industry shipments of corrugated products was $25.0 billion in 2010.

The primary end-use markets for corrugated products are shown below (as reported in the most recent 2009 Fibre Box Association annual report):

Food, beverages and agricultural products	51%
Paper products	18%
Petroleum, plastic, synthetic and rubber products	11%
Appliances, vehicles, and metal products	5%
Miscellaneous manufacturing	5%
General retail and wholesale trade	5%
Textile mill products and apparel	2%
Other	3%

Corrugated products plants tend to be located in close proximity to customers to minimize freight costs. The U.S. corrugated products industry consists of approximately 585 companies and 1,260 plants.

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

Containerboard Mills

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

The following four paragraphs describe our containerboard mills’ annual practical maximum capacity, 2010 actual production and production capabilities.

Counce.  Our Counce, Tennessee mill is one of the largest kraft linerboard mills in the United States. Its estimated production capacity, as reported to the American Forest and Paper Association (“AF&PA”), is approximately 1,007,000 tons per year. In 2010, we produced 998,000 tons of kraft linerboard on two paper machines at Counce. The mill produces a broad range of basis weights from 26 lb. to 90 lb. The mill also produces a variety of performance and specialty grades of linerboard.

Valdosta.  Our Valdosta, Georgia mill is a kraft linerboard mill that has an estimated production capacity of approximately 495,000 tons per year, as reported to the AF&PA. In 2010, our single paper machine at Valdosta produced 482,000 tons of kraft linerboard. Valdosta produces a range of basis weights from 35 lb. to 96 lb.

Tomahawk.  Our Tomahawk, Wisconsin mill is one of the largest semi-chemical corrugating medium mills in the United States with an estimated production capacity of 523,000 tons per year, as reported to the AF&PA. In 2010, we produced 529,000 tons of semi-chemical corrugating medium on two paper machines at Tomahawk. The Tomahawk mill produces a broad range of basis weights from 23 lb. to 47 lb. and a variety of performance and specialty grades of corrugating medium.

Filer City.  Our Filer City, Michigan mill is a semi-chemical corrugating medium mill with an estimated production capacity of 435,000 tons on three paper machines, as reported to the AF&PA. In 2010, we produced 434,000 tons of corrugating medium at Filer City. Filer City produces corrugating medium grades ranging in basis weight from 20 lb. to 47 lb.

Corrugated Products

We operate 67 corrugated manufacturing operations, a technical and development center, six regional graphic design centers, a rotogravure printing operation and a complement of packaging supplies and distribution centers. Of the 67 manufacturing facilities, 39 operate as combining operations, commonly called corrugated plants, that manufacture corrugated sheets and finished corrugated containers. The remaining 28 manufacturing facilities, commonly called sheet plants, purchase combined sheets primarily produced at PCA’s combining operations and manufacture finished corrugated containers.

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

Timberland

We currently lease the cutting rights to approximately 88,000 acres of timberland located near our Counce, Tennessee and Valdosta, Georgia mills. Virtually all of the acres under cutting rights agreements are located within 100 miles of these two mills, which results in lower wood transportation costs and provides a secure source of wood fiber. These leased cutting rights agreements have terms with about 13 years remaining, on average.

During 1999 and 2000, PCA sold approximately 800,000 acres of timberland. We currently have in place supply agreements covering approximately 281,000 of the 800,000 acres sold. The majority of the acreage under supply agreement is located in close proximity to our Counce mill.

PCA participates in the Sustainable Forestry Initiative (SFI) and is certified under the SFI fiber sourcing standards. These standards are aimed at ensuring the long-term health and conservation of forestry resources. PCA is committed to sourcing wood fiber through environmentally, socially and economically sustainable practices and promoting resource and conservation stewardship ethics.

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

Distribution

Containerboard produced in our mills is shipped by rail or truck. Rail shipments represent about 50% to 55% of the tons shipped and the remaining 45% to 50% is comprised of truck shipments. Our individual mills do not own or maintain outside warehousing facilities.

Our corrugated products are delivered by truck due to our large number of customers and their demand for timely service. Our converting operations typically service customers within a 150 miles radius. We use third-party warehouses for short-term storage of corrugated products.

Customers

PCA’s corrugated products group sells to over 9,200 customers in over 16,700 locations. About two-thirds of our corrugated products customers are regional and local accounts, which are broadly diversified across industries and geographic locations. The remaining one-third of our customer base consists primarily of national accounts, or those customers with a national presence. These customers typically purchase corrugated products from several of our box plants throughout the United States.

Major Raw Materials Used

Fiber supply.  Fiber is the single largest cost in the manufacture of containerboard. PCA consumes both wood fiber and recycled fiber in its containerboard mills. We have no 100% recycled mills, or those mills whose fiber consumption consists solely of recycled fiber. To reduce our fiber costs, we have invested in processes and equipment to ensure a high degree of fiber flexibility. Our mill system has the capability to shift a portion of its fiber consumption between softwood, hardwood and recycled sources. All of our mills, other than our Valdosta mill, can utilize some recycled fiber in their containerboard production. Our ability to use various types of virgin and recycled fiber helps mitigate the impact of changes in the prices of various fibers. Our corrugated manufacturing operations generate recycled fiber as a by-product from the manufacturing process, which is sold to our mills directly or through trade agreements. During 2010, our containerboard mills consumed approximately 638,000 tons of recycled fiber, and our corrugated converting operations generated approximately 200,000 tons of recycled fiber. As a result, PCA was a net recycled fiber buyer of 438,000 tons, or 18% of PCA’s total fiber requirements.

Energy supply.  Energy at the mills is obtained through purchased electricity or through various fuels, which are converted to steam or electricity on-site. Fuel sources include coal, natural gas, oil, internally produced and purchased bark and by-products of the containerboard manufacturing and pulping process, including black liquor. These fuels are burned in boilers to produce steam. Steam turbine generators are used to produce electricity. To reduce our mill energy cost, we have invested in processes and equipment to ensure a high level of purchased fuel flexibility. In recent history, natural gas and fuel oil have exhibited higher costs per thermal unit and more price volatility than coal and bark. During 2010, 11.3 million MMBTU’s (million BTU’s), or approximately 70% of our mills’ purchased fuel needs, were from purchased bark and coal, historically our two lowest cost purchased fuels. For the same period, our mills consumed about 3.6 million MMBTU’s of natural gas (22% of the mills’ total purchased fuels) and 0.3 million MMBTU’s of oil (2% of the mills’ total purchased fuels).

Each of PCA’s corrugated plants has a boiler that produces steam which is used by the corrugator. The majority of these boilers burn natural gas, although some also have the ability to burn fuel oil. During 2010, PCA’s corrugated products plants consumed approximately 2.0 million MMBTU’s of natural gas.

The following table shows PCA’s purchased fuel consumption by fuel type for 2010:

	2010 Purchased MMBTU’s
						% of Mill	% of PCA
	1Q	2Q	3Q	4Q	Year	Total	Total

Containerboard Mills
Coal	1,765,530	1,371,556	1,477,052	1,528,919	6,143,057	38%	34%
Bark	1,356,350	1,247,524	1,207,164	1,328,613	5,139,651	32%	28%
Steam	262,050	291,786	216,688	226,068	996,592	6%	5%

Coal, Bark and Steam	3,383,930	2,910,866	2,900,904	3,083,600	12,279,300	76%	67%
Oil	173,145	89,590	22,074	21,819	306,628	2%	2%
Natural Gas	946,822	742,378	691,803	1,244,697	3,625,700	22%	20%

Total Mills Purchased Fuels	4,503,897	3,742,834	3,614,781	4,350,116	16,211,628	100%	89%
Corrugated Products Plants Natural Gas	656,135	442,230	406,500	528,636	2,033,501		11%

Total Company Purchased Fuels	5,160,032	4,185,064	4,021,281	4,878,752	18,245,129		100%

Approximately 42% of the electricity consumed by our four mills is generated on-site. Our mills purchase approximately 9,300,000 CkWh (hundred kilowatt hours) annually, or the equivalent of 3.2 million MMBTU’s. PCA’s corrugated products plants purchase about 2,276,000 CkWh annually, or the equivalent of 0.8 million MMBTU’s.

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

Competition

According to industry sources, corrugated products are produced by about 585 U.S. companies operating approximately 1,260 plants. Most corrugated products are manufactured to the customer’s specifications. Corrugated producers generally sell within a 150-mile radius of their plants and compete with other corrugated producers in their local market. In fact, the Fibre Box Association tracks industry data by 47 distinct market regions.

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

Employees

As of December 31, 2010, we had approximately 8,100 employees. Approximately 2,500 of these employees were salaried and approximately 5,600 were hourly. Approximately 75% of our hourly employees are represented by unions. The majority of our unionized employees are represented by the United Steel Workers (USW), the International Brotherhood of Teamsters (IBT) and the International Association of Machinists (IAM).

Based on an agreement reached with the USW in August 2008, the existing labor agreements at our containerboard mills covering USW-represented employees (88% of mill hourly workforce) were extended five years. With this extension, the USW contracts at our mills are currently set to expire between September 2013 and June 2015. Agreements with other union mill employees (12% of mill hourly workforce) expire between June 2012 and October 2014. Based on an agreement reached with the USW in April 2009, the labor agreement at 25 corrugated plants covering USW represented employees was extended up to five years. Contracts for unionized corrugated products plant employees expire between March 2011 and October 2015. We are currently in negotiations to renew or extend any union contracts that have recently expired or are expiring in the near future.

During 2010, we experienced no work stoppages and have experienced no instances of significant work stoppages in the five years prior to 2010. We believe we have satisfactory relations with our employees.

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

1. Resource Conservation and Recovery Act (RCRA)

2. Clean Water Act (CWA)

3. Clean Air Act (CAA)

4. The Emergency Planning and Community Right-to-Know-Act (EPCRA)

5. Toxic Substance Control Act (TSCA)

6. Safe Drinking Water Act (SDWA)

We believe that we are currently in material compliance with these and all applicable environmental rules and regulations. Because environmental regulations are constantly evolving, we have incurred, and will continue to incur, costs to maintain compliance with these and other environmental laws. For the years ended December 31, 2010, 2009 and 2008, we spent approximately $24.6 million, $26.4 million and $23.5 million, respectively to comply with the requirements of these and other environmental laws. Additionally, total capital costs for environmental matters were $1.1 million, $0.4 million and $3.5 million for 2010, 2009 and 2008, respectively. We currently estimate 2011 environmental capital expenditures will be $3.3 million. We work diligently to anticipate and budget for the impact of applicable environmental regulations, and do not currently expect that future environmental compliance obligations will materially affect our business or financial condition.

As is the case with any industrial operation, we have in the past incurred costs associated with the remediation of soil or groundwater contamination. From 1994 through 2010, remediation costs at our mills and converting plants totaled approximately $3.2 million. We do not believe that any ongoing remedial projects are material in nature. As of December 31, 2010, we maintained an environmental reserve of $9.7 million, which includes funds relating to on-site landfill and surface impoundments as well as ongoing and anticipated remedial projects. Of the $9.7 million reserve, $4.9 million is reserved for our landfill obligations, which are accounted for in accordance with Accounting Standards Codification (“ASC”) 410, “Asset Retirement and Environmental Obligations.” We believe these reserves are adequate.

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

As of the date of this filing, we believe that it is not reasonably possible that future environmental expenditures above the $9.7 million accrued as of December 31, 2010 will have a material impact on our financial condition and results of operations.

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

Industry Risks

Industry Cyclicality — Imbalances of supply and demand for containerboard could affect the price at which we can sell containerboard and corrugated products, and as a result, could result in lower selling prices and earnings.

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

PCA has supply agreements at market prices for wood fiber to be consumed at our Counce, Tennessee and Valdosta, Georgia mills on approximately 281,000 acres of timberland. In addition to these supply agreements, PCA also secures wood fiber from various other sources at market prices.

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

General Risks

Economic Conditions — Our earnings and cash generated from operations could be significantly lower if a severe downturn in the U.S. economy occurs again.

Our operations and financial performance are directly impacted by changes in the U.S. economy, and to a lesser extent, by global economic conditions. The significant downturn in the U.S. economy impacted our industry and PCA in the fourth quarter of 2008 and continued into the first half of 2009, lowering the demand for our products and our mill production. This lower demand and production reduced our revenues, increased our unit production costs, and lowered our earnings and our cash generated from operations. Demand for our products and PCA’s mill production improved during the second half of 2009 and continued to improve in 2010. It is unknown whether economic conditions will again deteriorate or continue to improve. In the event that economic conditions deteriorate, our operating and financial performance will be adversely impacted. Lower earnings and reduced cash flow could impact our ability to fund operations, capital requirements, and common stock dividend payments, and another prolonged and severe downturn could possibly impact our ability to comply with our debt covenants.

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

The table below provides a summary of our containerboard mills, the principal products produced and each mill’s annual practical maximum capacity based upon all of our paper machines’ production capabilities, as reported to the AF&PA:

Location	Function	Capacity (tons)

Counce, TN	Kraft linerboard mill	1,007,000
Valdosta, GA	Kraft linerboard mill	495,000
Tomahawk, WI	Semi-chemical medium mill	523,000
Filer City, MI	Semi-chemical medium mill	435,000

Total		2,460,000

We currently own our four containerboard mills and 44 of our corrugated manufacturing operations (37 corrugated plants and seven sheet plants). We also own one warehouse and miscellaneous other property, which includes sales offices and woodlands management offices. These sales offices and woodlands management offices generally have one to four employees and serve as administrative offices. PCA leases the space for two corrugated plants, 21 sheet plants, six regional design centers, and numerous other distribution centers, warehouses and facilities. The equipment in these leased facilities is, in virtually all cases, owned by PCA, except for forklifts and other rolling stock which are generally leased.

We lease the cutting rights to approximately 88,000 acres of timberland located near our Valdosta mill (77,000 acres) and our Counce mill (11,000 acres). On average, these cutting rights agreements have terms with approximately 13 years remaining.

Our corporate headquarters is located in Lake Forest, Illinois. We will be relocating our corporate headquarters within Lake Forest, IL during the second half of 2011. The headquarters facility that we will be moving into has been leased for a period of eleven years with provisions for two additional five year lease extensions.

We currently believe that our owned and leased space for facilities and properties are sufficient to meet our operating requirements for the foreseeable future.

Item 3.	LEGAL PROCEEDINGS

During September and October 2010, PCA and eight other U.S. and Canadian containerboard producers were named as defendants in five purported class action lawsuits filed in the United States District Court for the Northern District of Illinois, alleging violations of the Sherman Act. The lawsuits have been consolidated in a single complaint under the caption Kleen Products LLC v Packaging Corp. of America et al. The consolidated complaint alleges that the defendants conspired to limit the supply of containerboard, and that the purpose and effect of the alleged conspiracy was to artificially increase prices of containerboard products during the period from August 2005 to the time of filing of the complaints. The complaint was filed as a purported class action suit on behalf of all purchasers of containerboard products during such period. The complaint seeks treble damages and costs, including attorney’s fees. PCA believes the allegations are without merit and will defend this lawsuit vigorously. However, as the lawsuit is in preliminary stages, PCA is unable to predict the ultimate outcome or estimate a range of reasonably possible losses.

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

Item 4.	REMOVED AND RESERVED

Item 4.1	EXECUTIVE OFFICERS OF THE REGISTRANT

Brief statements setting forth the age at February 22, 2011, the principal occupation, employment during the past five years, the year in which such person first became an officer of PCA, and other information concerning each of our executive officers appears below.

Paul T. Stecko is 66 years old and has served as Executive Chairman of PCA since July 2010. He served as Chief Executive Officer from January 1999 through June 2010 and has been Chairman of PCA’s Board of Directors since March 1999. From November 1998 to April 1999, Mr. Stecko served as President and Chief Operating Officer of Tenneco Inc. From January 1997 to November 1998, Mr. Stecko served as Chief Operating Officer of Tenneco. From December 1993 through January 1997, Mr. Stecko served as President and Chief Executive Officer of Tenneco Packaging Inc. Prior to joining Tenneco Packaging, Mr. Stecko spent 16 years with International Paper Company. Mr. Stecko is a member of the board of directors of Tenneco Inc., Smurfit Kappa Group Limited and State Farm Mutual Insurance Company.

Mark W. Kowlzan is 55 years old and has served as Chief Executive Officer and a director of PCA since July 2010. From 1998 through June 2010, Mr. Kowlzan led the company’s containerboard mill system, first as Vice President and General Manager and then as Senior Vice President — Containerboard. From 1996 through 1998, Mr. Kowlzan served in various senior mill-related operating positions with PCA and Tenneco Packaging, including as manager of the Counce linerboard mill. Prior to joining Tenneco Packaging, Mr. Kowlzan spent 15 years at International Paper Company, where he held a series of operational and managerial positions within its mill organization. In February 2011, Mr. Kowlzan was elected to the board of American Forest and Paper Association.

Thomas A. Hassfurther is 55 years old and has served as Executive Vice President — Corrugated Products of PCA since September 2009. From February 2005 to September 2009, Mr. Hassfurther served as Senior Vice President — Sales and Marketing, Corrugated Products. Prior to this he held various senior-level management and sales positions at PCA and Tenneco Packaging. Mr. Hassfurther joined the company in 1977. He recently served as chairman of the Fibre Box Association for two terms.

Richard B. West is 58 years old and has served as Chief Financial Officer of PCA since March 1999 and as Senior Vice President since March 2002. From April 1999 to June 2007, Mr. West also served as Corporate Secretary. From 1995 through April 1999, Mr. West served in various senior financial positions with PCA and Tenneco Packaging. Prior to joining Tenneco Packaging, Mr. West spent 20 years with International Paper Company in various financial positions.

Thomas W.H. Walton is 51 years old and has served as Senior Vice President — Sales and Marketing, Corrugated Products since October 2009. Prior to this, he served as a Vice President and Area General Manager within the Corrugated Products Group since 1998. Mr. Walton joined the company in 1981 and has also held plant positions in production, sales and general management.

Stephen T. Calhoun is 65 years old and has served as Vice President — Human Resources of PCA since November 2002. Prior to this, he served in a variety of human resource positions at both the operational and corporate level. Prior to joining the company in 1989, Mr. Calhoun spent 15 years with American Can Company where he held several human resources and manufacturing positions.

Charles J. Carter is 51 years old and has served as Vice President — Containerboard Mill Operations since January 2011. From March 2010 to January 2011, Mr. Carter served as PCA’s Director of Papermaking Technology. Prior to joining PCA in 2010, Mr. Carter spent 28 years with various pulp and paper companies in managerial and technical positions of increasing responsibility, most recently as Vice President and General Manager of the Calhoun, Tennessee mill of Abitibi Bowater from 2007 to 2010 and as manager of SP Newsprint’s Dublin, Georgia mill from 1999 to 2007.

PART II

Item 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

PCA’s common stock is listed on the New York Stock Exchange under the symbol “PKG”. The following table sets forth the high and low sale prices and dividends as reported by the New York Stock Exchange during the last two years.

	2010			2009
	Sales Price		Dividends	Sales Price		Dividends
Quarter Ended	High	Low	Declared	High	Low	Declared

March 31	$25.83	$20.63	$0.15	$15.49	$9.66	$0.15
June 30	26.48	20.00	0.15	17.24	12.43	0.15
September 30	25.50	21.19	0.15	21.99	15.19	0.15
December 31	27.08	22.68	0.15	24.18	18.21	0.15

Stockholders

As of February 18, 2011, there were 88 holders of record of our common stock.

Dividend Policy

PCA expects to continue to pay regular cash dividends, although there is no assurance as to the timing or level of future dividend payments because they depend on future earnings, capital requirements and financial condition.

Sales of Unregistered Securities

No equity securities of PCA were sold by PCA during fiscal year 2010 which were not registered under the Securities Act of 1933.

Purchases of Equity Securities

Stock Repurchase Programs

On October 17, 2007, PCA announced that its Board of Directors authorized a $150.0 million common stock repurchase program. There is no expiration date for the common stock repurchase program. Through December 31, 2010, the Company repurchased 5,559,121 shares of common stock, with 1,740,392 shares repurchased for $40.9 million, or an average of $23.47 per share during 2010. Of these shares, 75,000 shares were repurchased for $2.0 million during the last several days of December and were subsequently settled and retired in January 2011. All of the remaining repurchased shares were retired prior to December 31, 2010. As of December 31, 2010, $24.1 million of the $150.0 million authorization remained available for repurchase of the Company’s common stock.

The following table summarizes the Company’s stock repurchases in the fourth quarter of 2010:

				Approximate
			Total Number	Dollar Value
			of Shares	of Shares that
			Purchased as	may yet be
	Total Number	Average	Part of Publicity	Purchased Under
	of Shares	Price Paid	Announced	the Plan or
Period	Purchased	per Share	Plans or Programs	Program
				(In Thousands)

October 1, 2010 to October 31, 2010	—	$—	—	$36,755
November 1, 2010 to November 30, 2010	330,000	25.01	330,000	28,503
December 1, 2010 to December 31, 2010	166,000	26.38	166,000	24,123

Total	496,000	$25.47	496,000	$24,123

Of the 496,000 shares purchased during the fourth quarter of 2010, 75,000 shares settled in January 2011.

Performance Graph

The graph below compares PCA’s cumulative 5-year total shareholder return on common stock with the cumulative total returns of the S&P 500 index; the S&P Midcap 400 index; a New Peer Group that includes five publicly-traded companies, which are International Paper Company, Smurfit-Stone Container Corporation, Temple Inland Inc., Rock-Tenn Company and Boise Inc.; and an Old Peer Group of three publicly-traded companies, which are International Paper Company, Smurfit-Stone Container Corporation and Temple Inland Inc. Peer Group members Rock-Tenn Company and Boise Inc. were added to the New Peer Group because they are primarily domestic integrated paper and packaging companies who, similar to PCA, produce and sell containerboard and corrugated products and report results to the public. In addition, these two companies are included in the competitive group for executive compensation purposes in PCA’s Proxy Statement. Smurfit-Stone Container Corporation has been included in both peer groups since July 2010, when the company emerged from bankruptcy as a new company. The graph tracks the performance of a $100 investment in our common stock, in each index, and in the peer groups (including the reinvestment of all dividends) from December 31, 2005 through December 31, 2010. The stock price performance included in this graph is not necessarily indicative of future stock price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Packaging Corporation of America, The S&P 500 Index,
The S&P Midcap 400 Index, An Old Peer Group And A New Peer Group

*	$100 invested on 12/31/05 in stock or index, including reinvestment of dividends.

Fiscal year ending December 31.
Copyright© 2010 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

	Cumulative Total Return
	12/05	12/06	12/07	12/08	12/09	12/10

Packaging Corporation of America	100.00	100.73	133.83	67.94	120.52	138.73
S&P 500	100.00	115.80	122.16	76.96	97.33	111.99
S&P Midcap 400	100.00	110.32	119.12	75.96	104.36	132.16
Old Peer Group	100.00	104.64	106.83	38.62	99.00	102.33
New Peer Group	100.00	106.86	108.73	44.30	106.72	112.55

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

	For The Year Ended December 31,
	2010	2009	2008	2007	2006
		(In thousands, except per share data)

Statement of Income Data:
Net sales	$2,435,606	$2,147,589	$2,360,493	$2,316,006	$2,187,046
Net income	205,435	265,895	135,609	170,066	125,032
Net income per common share:
— basic	2.02	2.62	1.32	1.63	1.21
— diluted	2.00	2.60	1.31	1.61	1.20
Weighted average common shares outstanding:
— basic	101,678	101,577	102,753	104,483	103,599
— diluted	102,608	102,358	103,593	105,459	104,485
Cash dividends declared per common share	0.60	0.60	1.20	1.05	1.00
Balance Sheet Data:
Total assets	$2,224,274	$2,152,840	$1,939,741	$2,035,857	$1,986,976
Total debt obligations(1)	680,601	680,878	681,135	677,248	686,917
Stockholders’ equity	1,009,001	898,845	683,949	760,861	691,771

(1)	Total debt obligations include long-term debt, capital lease obligations, short-term debt and current maturities of long-term debt and capital lease obligations.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The market for containerboard and corrugated products is generally subject to changes in the U.S. economy. Throughout 2010, the U.S. economy steadily improved after the effects of the severe downturn which occurred in the fourth quarter of 2008 and continued into 2009. Industry-wide corrugated products shipments increased 3.5% in 2010 compared to 2009 and containerboard production was 7.1% higher than in 2009 supported, in part, by strong export demand which, in 2010, was 8.2% above 2009 levels. PCA also experienced continued improvement in demand, and for the year, our corrugated products shipments were up 7.2% compared to 2009, returning to pre-economic downturn levels, and containerboard production increased from 2,258,000 tons to 2,443,000 tons, or up 8.2%. PCA mills ran at almost 100% of capacity and essentially equaled their previous record for annual production. Industry containerboard inventories at the end of December 2010 were 2.3 million tons, more than 150,000 tons below the ten year average for year-ending levels.

Prices for containerboard and corrugated products were higher during 2010 compared to 2009, with industry published prices for containerboard increasing twice during the year, up $50 per ton in January 2010 and up an additional $60 per ton in April 2010.

Increased pricing and improved demand favorably impacted PCA’s 2010 earnings and were only partially offset by higher fiber, transportation, labor and other input costs. Published recycled fiber costs in 2010 more than doubled, on average, up 122% compared to 2009. At the end of 2010, published recycled fiber prices were up an additional $30 per ton above the 2010 average price. Wood fiber costs in 2010 were higher than they were in 2009, on average, up 7%, compared to the prior year. Early in 2010, poor weather conditions in the U.S. South made it difficult to access wood fiber, driving wood costs to higher levels. As the year progressed, more normal weather patterns prevailed and wood costs in the fourth quarter of 2010 decreased to below fourth quarter 2009 levels. Transportation costs increased 6% from prior year levels as diesel prices increased during the year. Labor related costs increased reflecting annual merit increases and increased incentives associated with the company’s year over year increase in our earnings. Our costs for purchased fuels and electricity averaged approximately 4% lower for the full year 2010 compared to 2009; however, they did increase during the second half of the year as the strengthening U.S. economy drove higher energy costs.

As disclosed in Note 16 to the consolidated financial statements, PCA is a producer of black liquor, which is considered an alternative fuel when mixed with diesel, making the black liquor an alternative fuel eligible for a $0.50 per gallon refundable alternative fuel mixture tax credit through December 31, 2009. In a Chief Counsel’s Office of the Internal Revenue Service Memorandum AM2010-002 dated June 28, 2010, the IRS concluded that black liquor also qualifies for the taxable cellulosic biofuel producer credit of $1.01 per gallon of biofuel produced in 2009. PCA received the required cellulosic biofuel producer registration code on September 13, 2010. In a Chief Counsel’s Office of the Internal Revenue Service Memorandum AM2010-004 dated October 5, 2010, the IRS concluded that a black liquor producer may claim the alternative fuel mixture credit and the cellulosic biofuel producer credit in the same taxable year for different volumes of black liquor (the same gallon of fuel cannot receive both credits, but different gallons of fuel can be claimed as either the alternative fuel mixture credit or the cellulosic biofuel producer credit).

Prior to the IRS’s memorandum and guidance regarding the cellulosic biofuel producer credits and PCA’s registration as a cellulosic biofuel producer, PCA had recorded all tax credits resulting from black liquor production before December 31, 2009 as alternative fuel mixture tax credits, resulting in $171.3 million in income in 2009 and an additional $9.2 million in the first quarter of 2010. Based upon both the IRS memoranda and the 2010 guidance regarding the cellulosic biofuel producer credit, PCA analyzed the additional potential benefits from claiming the cellulosic biofuel producer credit for 2009 instead of the alternative fuel mixture credit, or claiming a combination of the two credits for 2009. For the gallons of alternative fuels produced in 2009, PCA claimed about two-thirds of the gallons as cellulosic biofuel producer credits and about one-third of the gallons as alternative fuel mixture credits. This resulted in additional net income of $47.7 million in 2010 and a reserve for uncertain tax positions of $102.0 million. This reserve relates to uncertainty concerning our proprietary biofuel process at our Filer City corrugating medium mill. Because the Filer City mill process is unique and IRS guidelines do not specifically address the process, uncertainty exists. As of December 31, 2010, including the $102.0 million recorded as an uncertain tax position under ASC 740, “Income Taxes,” PCA has as much as $206.1 million of tax credits to be used to offset future cash tax payments. The cellulosic biofuel producer credit is a taxable credit. However, the laws governing the taxability of the alternative fuel mixture credit are not completely defined. The IRS has not issued definitive guidance regarding such taxability. PCA believes that the manner in which the credit was claimed will not subject it to federal or state income taxes on such benefits. If it is determined that any of the credits are subject to taxation, PCA will be required to pay those taxes and take a corresponding charge to its net income. See Note 16 to the consolidated financial statements included in this report for a description of the alternative fuel mixture tax credits and the cellulosic biofuel producer credit.

Excluding the impact of the tax credits described above and asset disposal charges relating to our major energy projects at our linerboard mills and other assets no longer in service and facility closure costs, we earned net income of $166.3 million ($1.62 per diluted share) for the full year of 2010 compared with $95.9 million ($0.94 per diluted share) for the comparable period in 2009. Management uses these measures to focus on PCA’s on-going operations and assess our operating performance and believes that it is useful to investors because it enables them to perform meaningful comparisons of past and present operating results. Reconciliations to the most comparable measure reported in accordance with GAAP are included elsewhere in Item 7 under “Reconciliations of Non-GAAP Financial Measures to Reported Amounts.”

In the first quarter of 2011 our Counce and Valdosta linerboard mills will be shut down for approximately one week for their normal maintenance outages. The Valdosta shutdown will continue into April making that mill’s total shutdown 11 days. The maintenance downtime in the first quarter will result in lower production and increased costs. Higher fiber costs, as well as increased energy costs associated with colder weather, a higher effective tax rate and higher timing-related benefit costs are also expected in the first quarter. Considering all these items, we estimate our first quarter earnings before any special items will be lower than our fourth quarter earnings before special items of $53 million, which excludes net income of $5 million from cellulosic biofuel tax credits and a charge of $3 million after tax from asset disposals related to the energy optimization projects and assets no longer in service.

Results of Operations

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

The historical results of operations of PCA for the years ended December 31, 2010 and 2009 are set forth below:

	For the Year Ended
	December 31,
	2010	2009	Change
	(In millions)

Net sales	$2,435.6	$2,147.6	$288.0

Income from operations	$185.4	$352.5	$(167.1)
Interest expense, net	(32.3)	(35.5)	3.2

Income before taxes	153.1	317.0	(163.9)
Benefit (provision) for income taxes	52.3	(51.1)	103.4

Net income	$205.4	$265.9	$(60.5)

Net Sales

Net sales increased by $288.0 million, or 13.4%, for the year ended December 31, 2010 from the year ended December 31, 2009. Net sales increased primarily as a result of increased sales volumes of corrugated products and containerboard ($176.7 million) and higher sales prices of corrugated products and containerboard ($111.3 million).

Total corrugated products volume sold increased 7.2% to 31.0 billion square feet in 2010 compared to 28.9 billion square feet in 2009. On a comparable shipment-per-workday basis, corrugated products sales volume increased 6.8% in 2010 from 2009. Shipments-per-workday is calculated by dividing our total corrugated products volume during the year by the number of workdays within the year. The larger percentage increase, on a total shipments basis, was due to the fact that 2010 had one more workday (251 days), those days not falling on a weekend or holiday, than 2009 (250 days). Containerboard sales volume to external domestic and export customers increased 17.6% to 507,000 tons for the year ended December 31, 2010 from 431,000 tons in 2009.

Income from Operations

Income from operations decreased by $167.1 million, or 47.4%, for the year ended December 31, 2010 compared to 2009. As noted in Note 16 to the consolidated financial statements, PCA received the cellulosic biofuel producer registration in September 2010. As a result, our 2010 income from operations was reduced primarily due to reversing a portion of our 2009 alternative fuel mixture credits out of income from operations ($96.0 million) in order to claim cellulosic biofuel credits which were recorded in the provision for income taxes ($135.5 million) in 2010. In addition, income from operations included alternative fuel mixture credits in the amounts of $168.4 million and $9.2 million, respectively, in 2009 and 2010. Excluding the impact of tax credits, energy project related asset disposals ($6.2 million in 2010 and $2.0 million in 2009), 2010 charges for two plant closings ($4.2 million) and the 2010 write-off of paper machine assets at the Tomahawk, Wisconsin medium mill ($2.8 million), income from operations increased $99.4 million for full year 2010. This increase was primarily attributable to increased sales prices of corrugated products and containerboard ($111.3 million), higher sales volume ($58.4 million) partially offset by increased costs for fiber ($47.8 million), transportation ($10.6 million), labor and fringe benefits ($7.8 million) and maintenance and building repairs ($7.3 million).

Gross profit increased $105.6 million, or 24.8%, for the year ended December 31, 2010 from the year ended December 31, 2009. Gross profit as a percentage of net sales increased from 19.9% of net sales in the year ended December 31, 2009 to 21.9% of net sales in the year ended December 31, 2010 primarily due to the increases of sales prices and volume described previously.

Selling and administrative expenses increased $9.0 million, or 5.2% for the year ended December 31, 2010 from the year ended December 31, 2009, primarily as a result of increased salary expense ($6.1 million) including annual merit increases, incentive compensation, and temporary labor, labor related benefits ($1.0 million), travel and meeting costs ($1.1 million) and broker commissions ($0.7 million).

Corporate overhead for the year ended December 31, 2010 increased $3.5 million, or 6.4%, from the year ended December 31, 2009. The increase was primarily attributable to increased salary and fringe benefit expenses ($2.3 million) and costs for professional services regarding legal, tax and audit matters ($1.2 million).

Other expense, net, increased $5.4 million, or 37.4% for the year ended December 31, 2010 compared to the year ended December 31, 2009. The increase was primarily due to closure costs at two facilities ($4.2 million) and costs related to the write-off of paper machine assets at Tomahawk ($2.8 million), partially offset by reduced expenses related to legal claims ($1.5 million).

Interest Expense, Net and Income Taxes

Net interest expense decreased by $3.2 million, or 9.0%, for the year ended December 31, 2010 compared to the year ended December 31, 2009, primarily as a result of higher capitalized interest ($3.9 million) related to the Counce and Valdosta major energy optimization projects during the year ended December 31, 2010 compared to the same period in 2009.

Due to the impact of recording the fuel tax credits, PCA’s effective tax rate was (-34.2%) for the year ended December 31, 2010 and 16.1% for the year ended December 31, 2009. Excluding the impact of the fuel tax credits, the effective tax rate would have been 34.5% for the year ended December 31, 2010 and 36.3% for the same period in 2009. The effective tax rate varies from the U.S. federal statutory tax rate of 35.0% principally due to the impact of the fuel tax credits, state and local income taxes and the domestic manufacturers’ deduction. PCA recorded a material change in its uncertain tax positions under ASC 740, “Income Taxes,” of $102.0 million in the fourth quarter of 2010 due to the amendment of the 2009 federal income tax return to claim gallons of alternative fuel produced at the Filer City, Michigan mill. Due to the proprietary nature of the biofuel process at the Filer City mill, uncertainty as to total fuel gallons qualifying for the credit exists, which caused the additional reserve. The Company expects the IRS to review the cellulosic biofuel producer tax credits claimed in the 2009 federal income tax return. Pending the timing and the outcome of the IRS review, which is not determinable at this time, the reserve for uncertain tax positions could change significantly.

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

Income from Operations

Income from operations increased by $110.7 million, or 45.8%, for the year ended December 31, 2009 compared to 2008 primarily attributable to the alternative fuel mixture tax credit of $168.4 million described in Note 16 to the consolidated financial statements. Excluding the alternative fuel mixture tax credit and asset disposal charges of $2.0 million, income from operations decreased $57.8 million for full year 2009, which was primarily attributable to decreased sales prices of corrugated products and containerboard ($67.4 million), lower sales volume ($52.5 million) and increased labor and fringe benefit costs ($8.0 million), partially offset by decreased costs of energy ($24.5 million), transportation ($23.7 million), recycled fiber ($18.9 million) and wood fiber costs ($3.5 million).

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

Interest Expense, Net and Income Taxes

Interest expense, net of interest income, increased by $3.8 million, or 12.0%, for the year ended December 31, 2009 compared to the year ended December 31, 2008, due to lower interest rates on investments, which reduced interest income by $5.0 million in 2009 compared to 2008.

PCA’s total effective tax rate was 16.1% for the year ended December 31, 2009 and 35.5% for the year ended December 31, 2008. Excluding the impact of fuel tax credits, the effective tax rate would have been 36.3% in 2009. The effective tax rate varies from the U.S. federal statutory tax rate of 35.0% principally due to the impact of the alternative fuel mixture tax credit (in 2009), state and local income taxes and the domestic manufacturers’ deduction. PCA had no material changes to its uncertain tax positions under ASC 740, “Income Taxes,” in 2009.

Liquidity and Capital Resources

	For the Year Ended December 31,
	2010	2009	2008
	(In millions)

Net cash provided by (used for):
Operating activities	$349.9	$306.1	$269.3
Investing activities	(321.3)	(119.3)	(134.5)
Financing activities	(92.8)	(75.5)	(213.5)

Net increase (decrease) in cash	$(64.2)	$111.3	$(78.7)

Operating Activities

Net cash provided by operating activities for the year ended December 31, 2010 was $349.9 million compared to $306.1 million for the year ended December 31, 2009, an increase of $43.8 million, or 14.3%. Net income, excluding the income from the tax credits (described in Note 16 to the financial statements included in this report) of $47.7 million in 2010 and $171.3 million in 2009, was $157.7 million and $94.6 million, respectively, for 2010 and 2009, an increase of $63.1 million that increased net cash provided by operating activities. Additionally, more alternative fuel mixture and cellulosic biofuel producer tax credits ($24.2 million) were used to reduce federal tax payments during 2010 compared to 2009. During 2010, PCA’s cash taxes paid for both federal and state income taxes were $19.1 million. This was partially offset by higher requirements for operating assets and liabilities ($51.6 million) driven by higher accounts receivable levels in 2010 as a result of both higher 2010 sales volumes and pricing. Cash requirements for operating activities are subject to PCA’s operating needs, the timing of collection of receivables and payments of payables and expenses, and seasonal fluctuations in the our operations.

Net cash provided by operating activities increased $36.8 million, or 13.7%, to $306.1 million for the year ended December 31, 2009 compared to the year ended December 31, 2008. Net income, excluding income from alternative fuel mixture tax credits (described in Note 16 to the financial statements included in this report), was $94.6 million for 2009 compared to $135.6 million for 2008, a decrease of $41.0 million that reduced net cash provided by operating activities by the same amount. This decrease, however, was more than offset by reduced operating cash requirements, including a $48.4 million net reduction in federal tax payments after applying alternative fuel mixture tax credits. During 2009, PCA’s cash taxes paid for both federal and state income taxes were $22.3 million. Additionally, requirements for operating assets and liabilities were lower by $33.9 million in 2009 compared to 2008, driven for the most part by receivables and payables levels, both of which were impacted by the economic downturn. This was partially offset by higher pension contributions in 2009.

Investing Activities

Net cash used for investing activities for the year ended December 31, 2010 increased $202.0 million, or 169.3%, to $321.3 million, compared to the year ended December 31, 2009. The increase was primarily related to higher additions to property, plant and equipment of $206.0 million, which included $175.9 million for the major energy optimization projects at our linerboard mills, during the year ended December 31, 2010 compared to the same period in 2009. Partially offsetting this increase was a $3.1 million acquisition completed during the third quarter of 2009 as described in Note 18 to the financial statements.

Net cash used for investing activities decreased $15.2 million, or 11.3%, to $119.3 million for the year ended December 31, 2009 compared to the year ended December 31, 2008. The decrease was due to lower additions to property, plant and equipment of $18.8 million in 2009 compared to 2008, which was partially offset by a $3.1 million acquisition completed during the third quarter of 2009.

As of December 31, 2010, PCA had commitments for general purpose capital expenditures of $143.3 million for 2011, including $109.2 million for the major energy projects at its Counce and Valdosta mills. PCA believes that cash-on-hand combined with cash flow from operations will be sufficient to fund these commitments.

Financing Activities

Net cash used for financing activities totaled $92.8 million for the year ended December 31, 2010, a difference of $17.3 million, or 22.9%, compared to the same period in 2009. The difference was primarily attributable to repurchases of PCA common stock of $38.9 million during 2010, partially offset by lower common stock dividends paid of $15.1 million and higher proceeds from the exercise of stock options of $6.5 million during 2010 compared to 2009.

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

On November 29, 2000, PCA established an on-balance sheet securitization program for its trade accounts receivable. To effectuate this program, PCA formed a wholly-owned limited purpose subsidiary, Packaging Credit Company, LLC, or PCC, which in turn formed a wholly-owned, bankruptcy-remote, special-purpose subsidiary, Packaging Receivables Company, LLC, or PRC, for the purpose of acquiring receivables from PCC. Both of these entities are included in the consolidated financial statements of PCA. Under this program, PCC purchases on an ongoing basis substantially all of the receivables of PCA and sells such receivables to PRC. PRC and lenders established a $150.0 million receivables-backed revolving credit facility through which PRC obtains funds to purchase receivables from PCC. The receivables purchased by PRC are and will be solely the property of PRC. In the event of a liquidation of PRC, the creditors of PRC would be entitled to satisfy their claims from PRC’s assets prior to any distribution to PCC or PCA. Credit available under the receivables credit facility is on a borrowing-base formula. As a result, the full amount of the facility may not be available at all times. The facility, which PCA plans on renewing, is scheduled to terminate on March 1, 2011. As of December 31, 2010, $109.0 million was outstanding. The highest outstanding principal balance under the receivables credit facility during fiscal 2010 was $109.0 million.

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

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements as of December 31, 2010 that would require disclosure under SEC FR-67, “Disclosure in Management’s Discussion and Analysis About Off-Balance Sheet Arrangements and Aggregate Contractual Obligations.”

Contractual Obligations

The following table summarizes PCA’s contractual obligations at December 31, 2010:

	Payments Due by Period
		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(In thousands)

Receivables credit facility	$109,000	$109,000	$—	$—	$—
5 3/4% senior notes (due August 1, 2013)	400,000	—	—	400,000	—
6 1/2% senior notes (due March 15, 2018)	150,000	—	—	—	150,000

Total short-term and long-term debt	659,000	109,000	—	400,000	150,000
Capital lease obligations	39,085	2,202	4,404	4,404	28,075
Operating leases	117,615	28,613	42,295	16,526	30,181
Capital commitments	143,309	143,309	—	—	—
Purchase commitments	38,309	7,387	4,937	2,972	23,013
Letters of credit	18,832	18,832	—	—	—
Pension contributions	22,100	22,100	—	—	—

Total contractual obligations	$1,038,250	$331,443	$51,636	$423,902	$231,269

The above table excludes unamortized debt discount of $0.9 million at December 31, 2010 and interest payments on debt outstanding. Based on interest rates in effect and long-term debt balances outstanding as of December 31, 2010, projected contractual interest payments would be approximately $34.5 million in 2011 and for each future year. For the purpose of this disclosure, PCA’s variable and fixed rate long-term debt would be replaced at maturity with similar long-term debt and similar interest rates. This disclosure does not attempt to predict changes in interest rates. See Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” for the impact of changes in interest rates on PCA’s future cash flows.

The operating lease commitments, capital commitments, purchase commitments and letters of credit are not reflected on PCA’s consolidated balance sheet as of December 31, 2010. See Notes 8 and 13 to the audited consolidated financial statements for additional information. PCA currently does not have any projections for future pension contributions beyond 2011. See Note 6 to the audited consolidated financial statements for additional information.

As of December 31, 2010, the Company’s expected payment for significant contractual obligations excludes $7.6 million of obligations for uncertain tax positions because the Company cannot make a reasonably reliable estimate of the period of cash settlement for such liability. See Note 15 to the audited consolidated financial statements for additional information.

PCA’s primary sources of liquidity are net cash provided by operating activities, borrowings under PCA’s revolving credit facility and additional borrowings under PCA’s receivables credit facility. As of December 31, 2010, PCA had $172.2 million in unused borrowing capacity under its existing credit facilities, net of the impact on this borrowing capacity of $18.8 million of outstanding letters of credit. Currently, PCA’s primary uses of cash are for operations, capital expenditures, debt service and declared common stock dividends, which it expects to be able to fund from these sources.

The following table provides the outstanding balances and the weighted average interest rates as of December 31, 2010 for PCA’s revolving credit facility, the receivables credit facility and the senior notes:

	Balance at		Projected Annual
	December 31,	Weighted Average	Cash Interest
Borrowing Arrangement	2010	Interest Rate	Payments
	(Dollars in thousands)

Revolving Credit Facility	$—	N/A	N/A
Receivables Credit Facility	109,000	1.56%	$1,700
5 3/4% Senior Notes (due August 1, 2013)	400,000	5.75	23,000
6 1/2% Senior Notes (due March 15, 2018)	150,000	6.50	9,750

Total	$659,000	5.23%	$34,450

The above table excludes unamortized debt discount of $0.9 million at December 31, 2010. It also excludes from the projected annual cash interest payments, the non-cash income from the annual amortization of the $22.8 million received in July 2003 and the non-cash expense from the annual amortization of the $4.4 million paid in March 2008 to settle the treasury locks related to the 5 3/4% senior notes due 2013 and the 6 1/2% senior notes due 2018. The amortization is being recognized over the terms of the 5 3/4% senior notes due 2013 and the 6 1/2% senior notes due 2018 and is included in interest expense, net.

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

In addition, PCA must maintain minimum net worth and maximum debt to total capitalization and minimum interest coverage ratios under the revolving credit facility. A failure to comply with the restrictions contained in the revolving credit facility could lead to an event of default, which could result in an acceleration of any outstanding indebtedness and/or prohibit PCA from drawing on the revolving credit facility. Such an acceleration may also constitute an event of default under the senior notes indentures and the receivables credit facility. At December 31, 2010, PCA was in compliance with these covenants.

PCA currently expects to incur capital expenditures of $255.0 million in 2011, including $115.0 million for major energy optimization projects at its Counce and Valdosta mills and $40.0 million for strategic projects in the box plants. The remaining $100.0 million in expenditures will be used primarily for maintenance capital, cost reduction, business growth and environmental compliance.

PCA believes that net cash generated from operating activities, available cash reserves, available borrowings under its committed credit facilities and available capital through access to capital markets will be adequate to meet its liquidity and capital requirements, including payments of any declared common stock dividends, for the foreseeable future. As its debt or credit facilities become due, PCA will need to repay, extend or replace such facilities, which will be subject to future economic conditions and financial, business and other factors, many of which are beyond PCA’s control.

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

PCA believes that it is currently in material compliance with these and all applicable environmental rules and regulations. Because environmental regulations are constantly evolving, the Company has incurred, and will continue to incur, costs to maintain compliance with these and other environmental laws. The Company works diligently to anticipate and budget for the impact of applicable environmental regulations, and does not currently expect that future environmental compliance obligations will materially affect its business or financial condition. For the years ended December 31, 2010, 2009 and 2008, we spent approximately $24.6 million, $26.4 million and $23.5 million, respectively, to comply with the requirements of these and other environmental laws. Additionally, total capital costs for environmental matters were $1.1 million, $0.4 million and $3.5 million for 2010, 2009 and 2008, respectively, and the Company currently estimates 2011 environmental capital expenditures will be $3.3 million.

As is the case with any industrial operation, PCA has, in the past, incurred costs associated with the remediation of soil or groundwater contamination, as required by the federal Comprehensive Environmental Response, Compensation and Liability Act, commonly known as the federal “Superfund” law, and analogous state laws. Cleanup requirements arise with respect to properties the Company currently owns or operates, former facilities and off-site facilities where the Company has disposed of hazardous substances. As part of the sale to PCA of the containerboard and corrugated products business of Pactiv Corporation in April 1999, Pactiv agreed to retain all liability for all former facilities and all sites associated with pre-closing off-site waste disposal. Pactiv also retained environmentally impaired real property in Filer City, Michigan unrelated to current mill operations.

Because liability for remediation costs under environmental laws is strict, meaning that liability is imposed without fault, joint and several, meaning that liability is imposed on each party without regard to contribution, and retroactive, PCA could receive notifications of cleanup liability in the future and this liability could be material. From 1994 through 2010, remediation costs at PCA’s mills and corrugated plants totaled approximately $3.2 million. As of December 31, 2010, PCA maintained an environmental reserve of $9.7 million relating to on-site landfills and surface impoundments as well as ongoing and anticipated remedial projects. As of this filing, the Company believes that it is not reasonably possible that future environmental expenditures above the $9.7 million accrued as of December 31, 2010 will have a material impact on its financial condition, results of operations and cash flows.

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

As of December 31, 2010, the balance in the allowance for doubtful accounts reserve was $2.5 million, compared to $3.9 million at December 31, 2009. The change of balance in the allowance for doubtful accounts resulted in income of $0.9 million in 2010, compared to expense of $1.5 million in 2009. The decrease in bad debt expense of $2.4 million was primarily due to a $1.0 million reduction in the allowance for doubtful accounts reserve to reflect the actual average losses over the past three years and a $0.9 million decrease in expense related to customers who had filed for bankruptcy. For the year ended December 31, 2009, bad debt expense was $1.5 million compared to $4.2 million in 2008. The decrease in bad debt expense of $2.7 million was primarily attributable to a $1.4 million decrease in expense related to customers who had filed for bankruptcy and a recovery of $1.4 million from one customer that had previously filed for bankruptcy.

Inventories

PCA records its inventories at the lower of cost or market and includes all costs directly associated with manufacturing products: materials, labor and manufacturing overhead. The estimated market value is based on assumptions for future demand and related pricing. If actual market conditions are less favorable than those projected by management, reductions in the carrying value of inventories may be required. Raw materials, work in process and finished goods valued using the last-in, first-out (“LIFO”) cost method comprised 65% and 62% of inventories at current cost at December 31, 2010 and 2009, respectively. Supplies and materials inventories are valued using a moving average cost.

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

Inherent in determining the annual tax rate are judgments regarding business plans, planning opportunities and expectations about future outcomes. Significant management judgments are required for the following items:

•	Management reviews PCA’s deferred tax assets for realizability. Valuation allowances are established when management believes that it is more likely than not that some portion of the deferred tax assets will not be realized. Changes in valuation allowances from period to period are included in the tax provision.

•	PCA establishes accruals for uncertain tax contingencies when, despite the belief that PCA’s tax return positions are fully supported, PCA believes that an uncertain tax position does not meet the recognition threshold of ASC 740, “Income Taxes.” The tax contingency accruals are adjusted in light of changing facts and circumstances, such as the progress of tax audits, the expiration of the statute of limitations for the relevant taxing authority to examine a tax return, case law and emerging legislation. While it is difficult to predict the final outcome or timing of resolution for any particular tax matter, PCA believes that the accruals for uncertain tax contingencies at December 31, 2010 reflect the likely outcome of known tax contingencies as of such date in accordance with uncertain tax positions under ASC 740.

Reconciliations of Non-GAAP Financial Measures to Reported Amounts

Operating income, net income and diluted earnings per share excluding special items are non-GAAP financial measures. Reconciliations of operating income excluding special items to the most comparable measure reported in accordance with GAAP for the years ended December 31, 2010 and 2009 are presented below. Reconciliations of net income and diluted earnings per share excluding special items to the most comparable measure reported in accordance with GAAP for the three months ended December 31, 2010 and for the years ended December 31, 2010 and 2009 are presented below:

	Three Months Ended December 31,
	2010
	Net Income	Diluted EPS
	(In thousands except per share amounts)

As reported in accordance with GAAP	$54,891	$0.54
Special items:
Alternative energy tax credits	(5,032)	(0.05)
Asset disposal and facilities closure charges	3,173	0.03

Total special items	(1,859)	(0.02)

Excluding special items	$53,032	$0.52

	Year Ended December 31,
	2010			2009
	Income from			Income from
	Operations	Net Income	Diluted EPS	Operations	Net Income	Diluted EPS
	(In thousands except per share amounts)

As reported in accordance with GAAP	$185,382	$205,435	$2.00	$352,454	$265,895	$2.60
Special items:
Alternative energy tax credits	86,804	(47,697)	(0.46)	(168,437)	(171,271)	(1.67)
Asset disposal and facilities closure charges	13,213	8,557	0.08	1,952	1,240	0.01

Total special items	100,017	(39,140)	(0.38)	(166,485)	(170,031)	(1.66)

Excluding special items	$285,399	$166,295	$1.62	$185,969	$95,864	$0.94

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

PCA is exposed to the impact of interest rate changes and changes in the market value of its financial instruments. PCA periodically enters into derivatives in order to minimize these risks, but not for trading purposes. For a discussion of derivatives and hedging activities, see Note 9 to PCA’s consolidated financial statement included elsewhere in the report.

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

Prior to filing this report, PCA completed an evaluation under the supervision and with the participation of PCA’s management, including PCA’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of PCA’s disclosure controls and procedures as of December 31, 2010. The evaluation of PCA’s disclosure controls and procedures included a review of the controls’ objectives and design, PCA’s implementation of the controls and the effect of the controls on the information generated for use in this report. Based on this evaluation, PCA’s Chief Executive Officer and Chief Financial Officer concluded that PCA’s disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2010.

During the quarter ended December 31, 2010, there were no changes in internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, PCA’s internal control over financial reporting.

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

PCA’s management, under the supervision of and with the participation of the Chief Executive Officer and Chief Financial Officer, assessed the Company’s internal control over financial reporting as of December 31, 2010, based on criteria for effective control over financial reporting described in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, PCA’s management concluded that its internal control over financial reporting was effective as of December 31, 2010, based on the specified criteria.

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

On February 22, 2011, the compensation committee of PCA’s board of directors awarded each of Mark W. Kowlzan, Chief Executive Officer, and Thomas A. Hassfurther, Executive Vice President, Corrugated Products, 100,000 shares of restricted stock. Subject to continued employment, one-third of the shares will vest on each of the first three anniversary dates of the date of the award. Under the terms of the restricted stock award agreement, the form of which is filed herewith as Exhibit 10.22, each of Mr. Kowlzan and Mr. Hassfurther agreed to customary confidentiality, non-competition and non-solicitation covenants, which will expire no later than the third anniversary of the date of the award. The foregoing summary is qualified in its entirety by reference to the entire text of such exhibit.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding PCA’s executive officers required by this Item 10 is set forth in Item 4.1 of Part I of this report.

The following information required by this Item 10 will be included in PCA’s Proxy Statement for the 2011 Annual Meeting of Stockholders and is incorporated by reference herein:

•	Information regarding PCA’s directors included under the caption “Election of Directors”

•	Information regarding PCA’s Audit Committee and financial experts included under the caption “Election of Directors — Audit Committee”

•	Information regarding PCA’s code of ethics included under the caption “Election of Directors — Code of Ethics”

•	Information regarding PCA’s stockholder nominating procedures included under the captions “Election of Directors — Nominating and Governance Committee,” “Other Information — Recommendations for Board — Nominated Director Nominees,” and “Other Information — Procedures for Nominating Directors or Bringing Business Before the 2012 Annual Meeting”

•	Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance”

Item 11.	EXECUTIVE COMPENSATION

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

Authorization of Securities under Equity Compensation Plans.  Securities authorized for issuance under equity compensation plans at December 31, 2010 are as follows:

Number of
Securities
	Number of	Weighted	Remaining
	Securities to	Average	Available for
	be Issued	Exercise	Future
	Upon Exercise of	Price of	Issuance
	Outstanding	Outstanding	Under Equity
	Options and	Options and	Compensation
Plan Category	Rights	Rights	Plans(a)

Equity compensation plans approved by security holders	1,568,384	$21.38	1,460,469
Equity compensation plans not approved by security holders	—	—	—

Total	1,568,384	$21.38	1,460,469

(a)	Excludes securities reflected in the first column, “Number of securities to be issued upon exercise of outstanding options and rights.” Does not include 1,478,000 shares of unvested restricted stock granted pursuant to our Amended and Restated 1999 Long-Term Equity Incentive Plan.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

(2) Financial Statement Schedule.

The following consolidated financial statement schedule of PCA for the years ended December 31, 2010, 2009 and 2008 is included in this report.

Schedule II — Packaging Corporation of America — Valuation and Qualifying Accounts.

	Balance				Balance
	Beginning of	Charged to			End of
Description	Year	Expenses	Deductions		Year
	(Dollars in thousands)

Year ended December 31, 2010:
Deducted from assets accounts:
Allowance for doubtful accounts	$3,909	$(937)	$(479	)(1)	$2,493
Reserve for customer deductions	2,439	27,007	(26,526	)(2)	2,920

Total	$6,348	$26,070	$(27,005)		$5,413

Year ended December 31, 2009:
Deducted from assets accounts:
Allowance for doubtful accounts	$4,355	$1,506	$(1,952	)(1)	$3,909
Reserve for customer deductions	2,507	22,683	(22,751	)(2)	2,439

Total	$6,862	$24,189	$(24,703)		$6,348

Year ended December 31, 2008:
Deducted from assets accounts:
Allowance for doubtful accounts	$2,917	$4,162	$(2,724	)(1)	$4,355
Reserve for customer deductions	2,734	23,767	(23,994	)(2)	2,507

Total	$5,651	$27,929	$(26,718)		$6,862

(1)	Consists primarily of uncollectable accounts written off, net of recoveries, during the year.

(2)	Consists primarily of discounts taken by customers during the year.

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions, are inapplicable or not material, or the information called for thereby is otherwise included in the financial statements or the accompanying notes to the financial statements and therefore, have been omitted.

(b)	Exhibits

Exhibit
Number	Description

2.1	Contribution Agreement, dated as of January 25, 1999, among Pactiv Corporation (formerly known as Tenneco Packaging Inc.) (“Pactiv”), PCA Holdings LLC (“PCA Holdings”) and Packaging Corporation of America (“PCA”). (Incorporated herein by reference to Exhibit 2.1 to PCA’s registration Statement on Form S-4, Registration No. 333-79511).
2.2	Letter Agreement Amending the Contribution Agreement, dated as of April 12, 1999, among Pactiv, PCA Holdings and PCA. (Incorporated herein by reference to Exhibit 2.2 to PCA’s Registration Statement on Form S-4, Registration No. 333-79511).
3.1	Restated Certificate of Incorporation of PCA. (Incorporated herein by reference to Exhibit 3.1 to PCA’s Registration Statement on Form S-4, Registration No. 333-79511).
3.2	Certificate of Amendment to Restated Certificate of Incorporation of PCA. (Incorporated herein by reference to Exhibit 3.2 to PCA’s Registration Statement on Form S-4, Registration No. 333-109437.)
3.3	Amended and Restated By-laws of PCA. (Incorporated herein by reference to Exhibit 3.1 to PCA’s Current Report on Form 8-K filed December 5, 2008, File No. 1-15399.)
4.1	Form of certificate representing shares of common stock. (Incorporated herein by reference to Exhibit 4.9 to PCA’s Registration Statement on Form S-1, Registration No. 333-86963.)
4.2	Indenture, dated as of July 21, 2003, between PCA and U.S. Bank National Association. (Incorporated herein by reference to Exhibit 4.2 to PCA’s Quarterly Report on Form 10-Q for the period ended June 30, 2003, File No. 1-15399.)

Exhibit
Number	Description

4.3	First Supplemental Indenture, dated as of July 21, 2003, between PCA and U.S. Bank National Association. (Incorporated herein by reference to Exhibit 4.3 to PCA’s Quarterly Report on Form 10-Q for the period ended June 30, 2003, File No. 1-15399.)
4.4	Form of Rule 144A Global Note. (Incorporated herein by reference to Exhibit 4.5 to PCA’s Quarterly Report on Form 10-Q for the period ended June 30, 2003, File No. 1-15399.)
4.5	Officers’ Certificate, dated March 25, 2008, pursuant to Section 301 of the Indenture, dated July 21, 2003, by and between PCA and U.S. Bank National Association (Incorporated herein by reference to Exhibit 4.1 to PCA’s Current Report on Form 8-K filed March 25, 2008, File No. 1-15399.)
4.6	6.50% Senior Notes due 2018. (Incorporated herein by reference to Exhibit 4.2 to PCA’s Current Report on Form 8-K filed March 25, 2008, File No. 1-15399.)
10.1	Five Year Credit Agreement, dated as of April 15, 2008, by and among PCA and the lenders and agents named therein. (Incorporated herein by reference to Exhibit 10.1 to PCA’s Quarterly Report on Form 10-Q for the period ended September 30, 2010, File No. 1-15399.)
10.2	Amended and Restated Credit and Security Agreement, dated as of September 19, 2008, by and among PCA and the lenders and agents named therein. (Incorporated herein by reference to Exhibit 10.2 to PCA’s Quarterly Report on Form 10-Q for the period ended September 30, 2010, File No. 1-15399.)
10.3	Amendment No. 1 to Amended and Restated Credit and Security Agreement, dated as of April 14, 2009, by and among PCA and the lenders and agents named therein. (Incorporated herein by reference to Exhibit 10.1 to PCA’s Current Report on Form 8-K filed April 16, 2009, File No. 1-15399.)
10.4	Receivables Sale Agreement, dated as of November 29, 2000, between PCC and PCA. (Incorporated herein by reference to Exhibit 10.24 to PCA’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, File No. 1-15399.)
10.5	Purchase and Sale Agreement, dated as of November 29, 2000, between PCC and PRC. (Incorporated herein by reference to Exhibit 10.25 to PCA’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001. File No. 1-15399)
10.6	Not used.
10.7	Not used.
10.8	Packaging Corporation of America Thrift Plan for Hourly Employees and First Amendment of Packaging Corporation of America Thrift Plan for Hourly Employees, effective February 1, 2000. (Incorporated herein by reference to Exhibit 4.5 to PCA’s Registration Statement on Form S-8, Registration No. 333-33176.)*
10.9	Packaging Corporation of America Retirement Savings Plan , effective February 1, 2000. (Incorporated herein by reference to Exhibit 4.6 to PCA’s Registration Statement on Form S-8, Registration No. 333-33176.)*
10.10	Amended and Restated 1999 Long-Term Equity Incentive Plan, effective as of May 4, 2005. (Incorporated herein by reference to Appendix B to PCA’s Definitive Proxy Statement on Schedule 14A, filed with the Commission on March 24, 2005, File No. 1-15399.)*
10.11	Form of Stock Option Agreement for employees under the Amended and Restated 1999 Long-term Equity Incentive Plan. (Incorporated herein by reference to Exhibit 10.1 to PCA’s Current Report on Form 8-K, dated March 14, 2006, File No. 1-15399.)*
10.12	Form of Stock Option Agreement for non-employee directors under the Amended and Restated 1999 Long-term Equity Incentive Plan. (Incorporated herein by reference to Exhibit 10.2 to PCA’s Current Report on Form 8-K, dated March 14, 2006, File No. 1-15399.)*
10.13	Form of Restricted Stock Award Agreement for employees and non-employee directors under the Amended and Restated 1999 Long-term Equity Incentive Plan. (Incorporated herein by reference to Exhibit 10.3 to PCA’s Current Report on Form 8-K, dated March 14, 2006, File No. 1-15399.)*
10.14	Not used.
10.15	Packaging Corporation of America Supplemental Executive Retirement Plan, as Amended and Restated Effective as of January 1, 2005. (Incorporated herein by reference to Exhibit 10.31 to PCA’s Annual Report on Form 10-K for the year ended December 31, 2006, File No. 1-15399.)*

Exhibit
Number	Description

10.16	Packaging Corporation of America Deferred Compensation Plan, effective as of January 1, 2009. (Incorporated herein by reference to Exhibit 10.15 to PCA’s Annual Report on Form 10-K for the year ended December 31, 2008, File No. 1-15399.)*
10.17	Packaging Corporation of America Amended and Restated Executive Incentive Compensation Plan, effective as of February 28, 2007. (Incorporated herein by reference to Exhibit 10.32 to PCA’s Annual Report on Form 10-K for the year ended December 31, 2006, File No. 1-15399.)*
10.18	First Amendment of Packaging Corporation of America Supplemental Executive Retirement Plan, effective as of January 1, 2008. (Incorporated herein by reference to Exhibit 10.17 to PCA’s Annual Report on Form 10-K for the year ended December 31, 2008, file No. 1-15399.)*
10.19	Amended and Restated 1999 Long-Term Equity Incentive Plan, effective as of May 27, 2009. (Incorporated herein by reference to Appendix A to PCA’s Definitive Proxy Statement on Schedule 14A, filed with the Commission on April 21, 2009, File No 1-15399.)*
10.20	PCA Performance Incentive Plan, effective as of May 11, 2010. (Incorporated herein by reference to Appendix A to PCA’s Definitive Proxy Statement on Schedule 14A, filed with the Commission on March 30, 2010, File No. 1-15399.)*
10.21	Employment Agreement, dated June 28, 2010, between Packaging Corporation of America and Paul T. Stecko. (Incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated June 29, 2010, File No. 1-15399.)*
10.22	Form of Restricted Stock Award Agreement for February 22, 2011 Retention Awards to Mark W. Kowlzan and Thomas A. Hassfurther*†
12.1	Statement Regarding Computation of Ratio of Earnings to Fixed Charges†
21.1	Subsidiaries of the Registrant.†
23.1	Consent of Ernst & Young LLP.†
24.1	Powers of Attorney.†
31.1	Certification of Chief Executive Officer, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†
31.2	Certification of Chief Financial Officer, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†
101	The following financial information from Packaging Corporation of America’s Annual Report on Form 10-K for the year ended December 31, 2010, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2010 and 2009, (ii) Consolidated Statements of Income for the years ended December 31, 2010, 2009 and 2008, (iii) Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2010, 2009 and 2008, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008, (v) the Notes to Consolidated Financial Statements, tagged as blocks of text and (vi) Financial Statement Schedule-Valuation and Qualifying Accounts.

*	Management contract or compensatory plan or arrangement.

†	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 22, 2011.

Packaging Corporation of America

By:	/s/ Mark W. Kowlzan
Name:     Mark W. Kowlzan

Title:	Chief Executive Officer

By:	/s/ Richard B. West
Name:     Richard B. West

Title:	Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 22, 2011.

Signature	Title

/s/ Mark W. Kowlzan Mark W. Kowlzan	Chief Executive Officer and Director (Principal Executive Officer)

/s/ Richard B. West Richard B. West	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

* Paul T. Stecko	Executive Chairman

* Cheryl K. Beebe	Director

* Henry F. Frigon	Director

* Hasan Jameel	Director

* Samuel M. Mencoff	Director

* Roger B. Porter	Director

* Thomas S. Souleles	Director

* James D. Woodrum	Director

*By: /s/ Richard B. West Richard B. West (Attorney-In-Fact)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Packaging Corporation of America
Board of Directors and Stockholders

We have audited the accompanying consolidated balance sheets of Packaging Corporation of America (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Packaging Corporation of America at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 6 to the consolidated financial statements, total comprehensive income for the years ended December 31, 2009 and 2008 included within the statement of changes in stockholders’ equity have been restated.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Packaging Corporation of America’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2011 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Chicago, Illinois
February 22, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Packaging Corporation of America
Board of Directors and Stockholders

We have audited Packaging Corporation of America’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Packaging Corporation of America’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Packaging Corporation of America maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Packaging Corporation of America as of December 31, 2010 and 2009, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010, and our report dated February 22, 2011, expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Chicago, Illinois
February 22, 2011

Packaging Corporation of America

Consolidated Balance Sheets
As of December 31, 2010 and 2009

	2010	2009
	(In thousands, except share and per share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$196,556	$260,727
Accounts receivable, net of allowance for doubtful accounts and customer deductions of $5,413 and $6,348 as of December 31, 2010 and 2009, respectively	293,159	243,403
Inventories	241,142	213,396
Alternative fuel mixture tax credits receivable	—	127,811
Federal and state income taxes receivable	—	4,707
Prepaid expenses and other current assets	16,952	13,045
Deferred income taxes	50,232	22,125

Total current assets	798,041	885,214
Property, plant and equipment, net	1,337,986	1,182,504
Goodwill	38,854	38,854
Other intangible assets, net	10,975	11,790
Other long-term assets	38,418	34,478

Total assets	$2,224,274	$2,152,840

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt and current maturities of long-term debt	$109,000	$109,000
Capital lease obligations	670	626
Accounts payable	154,130	126,813
Dividends payable	15,351	15,451
Accrued interest	12,598	12,644
Federal and state income taxes payable	2,601	—
Accrued liabilities	111,208	106,423

Total current liabilities	405,558	370,957
Long-term liabilities:
Long-term debt	549,099	548,749
Capital lease obligations	21,832	22,503
Deferred income taxes	9,190	205,227
Pension and postretirement benefit plans	97,914	78,859
Cellulosic biofuel tax reserve	102,051	—
Other long-term liabilities	29,629	27,700

Total long-term liabilities	809,715	883,038
Stockholders’ equity:
Common stock (par value $0.01 per share, 300,000,000 shares authorized, 102,308,231 and 103,018,358 shares issued as of December 31, 2010 and 2009, respectively)	1,023	1,030
Additional paid in capital	362,248	387,496
Retained earnings	690,111	546,355
Accumulated other comprehensive income (loss), net of tax:
Unrealized gain (loss) on treasury locks, net	2,164	4,512
Unrealized loss on foreign exchange contracts	(607)	—
Unfunded employee benefit obligations	(45,938)	(40,548)

Total accumulated other comprehensive loss	(44,381)	(36,036)

Total stockholders’ equity	1,009,001	898,845

Total liabilities and stockholders’ equity	$2,224,274	$2,152,840

See notes to consolidated financial statements.

Packaging Corporation of America

Consolidated Statements of Income

	Year Ended December 31,
	2010	2009	2008
	(In thousands, except per share amounts)

Net sales	$2,435,606	$2,147,589	$2,360,493
Cost of sales	(1,903,406)	(1,721,012)	(1,869,135)

Gross profit	532,200	426,577	491,358
Selling and administrative expenses	(182,489)	(173,445)	(173,257)
Corporate overhead	(58,100)	(54,580)	(61,030)
Alternative fuel mixture tax credits	(86,265)	168,437	—
Other expense, net	(19,964)	(14,535)	(15,259)

Income from operations	185,382	352,454	241,812
Interest expense, net	(32,278)	(35,483)	(31,669)

Income before taxes	153,104	316,971	210,143
Benefit (provision) for income taxes	52,331	(51,076)	(74,534)

Net income	$205,435	$265,895	$135,609

Weighted average common shares outstanding
Basic	101,678	101,577	102,753
Diluted	102,608	102,358	103,593
Net income per common share
Basic	$2.02	$2.62	$1.32

Diluted	$2.00	$2.60	$1.31

Dividends declared per common share	$0.60	$0.60	$1.20

See notes to consolidated financial statements.

Packaging Corporation of America

Consolidated Statements of Changes in Stockholders’ Equity
For the Period January 1, 2008 through December 31, 2010

					Accumulated
			Additional		Other	Total
	Common Stock		Paid in	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity

Balance at January 1, 2008	105,018,679	$1,050	$432,916	$334,060	$(7,165)	$760,861
Common stock repurchases and retirements	(3,142,600)	(31)	(65,635)	—	—	(65,666)
Common stock dividends declared	—	—	—	(124,219)	—	(124,219)
Restricted stock grants and cancellations	369,560	4	(84)	—	—	(80)
Exercise of stock options	152,313	1	3,212	—	—	3,213
Share-based compensation expense	—	—	8,695	—	—	8,695
Effects of changing the pension and postretirement benefit plans measurement date pursuant to ASC 715-20-65:
Service cost, interest cost and expected return on plan assets for October 1 — December 31, 2007, net of tax of $1.8 million	—	—	—	(2,884)	—	(2,884)
Amortization of prior service cost and net loss for October 1 — December 31, 2007, net of tax of $0.3 million	—	—	—	(494)	494	—
Comprehensive income (loss):
Net income	—	—	—	135,609	—	135,609
Amortization of treasury locks	—	—	—	—	(2,407)	(2,407)
Settlement of treasury lock	—	—	—	—	(4,386)	(4,386)
Amortization of unfunded employee benefit obligations, net of tax of $1.3 million	—	—	—	—	1,975	1,975
Unfunded employee benefit obligations, net of tax of $17.0 million	—	—	—	—	(26,765)	(26,765)
Foreign currency translation adjustment	—	—	—	—	3	3

Total comprehensive income (restated, see Note 6)						104,029

Balance at December 31, 2008	102,397,952	1,024	379,104	342,072	(38,251)	683,949
Common stock dividends declared	—	—	—	(61,612)	—	(61,612)
Restricted stock grants and cancellations	434,605	4	(222)	—	—	(218)
Exercise of stock options	185,801	2	2,243	—	—	2,245
Share-based compensation expense	—	—	6,371	—	—	6,371
Comprehensive income (loss):
Net income	—	—	—	265,895	—	265,895
Amortization of treasury locks	—	—	—	—	(1,846)	(1,846)
Amortization of unfunded employee benefit obligations, net of tax of $2.2 million	—	—	—	—	3,304	3,304
Unfunded employee benefit obligations, net of tax of $0.5 million	—	—	—	—	757	757

Total comprehensive income (restated, see Note 6)						268,110

Balance at December 31, 2009	103,018,358	1,030	387,496	546,355	(36,036)	898,845
Common stock repurchases and retirements	(1,665,392)	(17)	(38,884)	—	—	(38,901)
Common stock dividends declared	—	—	—	(61,679)	—	(61,679)
Restricted stock grants and cancellations	560,845	6	507	—	—	513
Exercise of stock options	394,420	4	8,033	—	—	8,037
Share-based compensation expense	—	—	7,006	—	—	7,006
Other	—	—	(1,910)	—	—	(1,910)
Comprehensive income (loss):
Net income	—	—	—	205,435	—	205,435
Amortization of treasury locks, net of tax of $0.5 million	—	—	—	—	(1,309)	(1,309)
Unrealized losses on treasury locks, net of tax of $1.9 million	—	—	—	—	(1,039)	(1,039)
Unrealized losses on foreign currency exchange contracts, net of tax of $0.4 million	—	—	—	—	(607)	(607)
Amortization of unfunded employee benefit obligations, net of tax of $2.3 million	—	—	—	—	3,583	3,583
Unfunded employee benefit obligations, net of tax of $5.7 million	—	—	—	—	(8,973)	(8,973)

Total comprehensive income	—	—	—	—	—	197,090

Balance at December 31, 2010	102,308,231	$1,023	$362,248	$690,111	$(44,381)	$1,009,001

See notes to consolidated financial statements.

Packaging Corporation of America

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2010	2009	2008
	(In thousands)

Cash Flows from Operating Activities:
Net income	$205,435	$265,895	$135,609
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	156,298	151,217	147,769
Amortization of financing costs	648	772	685
Amortization of net gain on treasury lock	(1,846)	(1,846)	(2,407)
Share-based compensation expense	7,006	7,261	8,695
Deferred income tax provision	(120,579)	(13,819)	(10,814)
Loss on disposals of property, plant and equipment	8,865	6,605	5,825
Alternative fuel mixture tax credits receivable	127,811	(127,811)	—
Changes in operating assets and liabilities (net of effects of acquisitions):
(Increase) decrease in assets —
Accounts receivable	(50,256)	13,602	21,023
Inventories	(28,352)	(5,498)	(2,598)
Prepaid expenses and other current assets	(3,956)	(9,458)	(8)
Increase (decrease) in liabilities —
Accounts payable	25,367	22,475	(31,133)
Accrued liabilities	11,254	4,764	(9,855)
Other, net	12,225	(8,028)	6,531

Net cash provided by operating activities	349,920	306,131	269,322

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(320,200)	(114,197)	(132,972)
Additions to other long term assets	(2,627)	(2,105)	(3,267)
Acquisition of business, net of cash acquired	—	(3,136)	—
Proceeds from disposals of property, plant and equipment	1,513	114	1,703

Net cash used for investing activities	(321,314)	(119,324)	(134,536)

Cash Flows from Financing Activities:
Proceeds from long-term debt	—	—	149,939
Payments on long-term debt	(626)	(606)	(170,320)
Financing costs paid	—	—	(1,176)
Settlement of treasury lock	—	—	(4,386)
Common stock dividends paid	(61,798)	(76,898)	(125,057)
Repurchases of common stock	(38,901)	—	(65,666)
Proceeds from exercise of stock options	7,496	1,615	2,410
Excess tax benefits from share-based awards	1,052	412	724

Net cash used for financing activities	(92,777)	(75,477)	(213,532)

Net increase (decrease) in cash and cash equivalents	(64,171)	111,330	(78,746)
Cash and cash equivalents, beginning of year	260,727	149,397	228,143

Cash and cash equivalents, end of year	$196,556	$260,727	$149,397

See notes to consolidated financial statements.

Packaging Corporation of America

Notes to Consolidated Financial Statements
December 31, 2010

1.	NATURE OF BUSINESS

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

The Company is comprised of mills and corrugated manufacturing operations. The mill operations (the “Mills”) consist of two kraft linerboard mills located in Counce, Tennessee, and Valdosta, Georgia, and two medium mills located in Filer City, Michigan, and Tomahawk, Wisconsin. The Company leased the cutting rights to approximately 88,000 acres of timberland as of December 31, 2010. The Mills transfer the majority of their containerboard produced to PCA’s corrugated products plants.

PCA’s corrugated manufacturing operations consist of 67 plants, with 39 operating as combining operations, or corrugated plants, and 28 as sheet plants; a technical and development center; six graphic design centers; a rotogravure printing operation and a complement of packaging supplies and distribution centers. All plants are located in the continental United States. Corrugated plants combine linerboard and medium into sheets that are converted into corrugated shipping containers, point-of-sale graphics packaging, point-of-purchase displays and other specialized packaging. Sheet plants purchase sheets primarily from PCA corrugated products plants to use in the finished corrugated products converting process. The corrugated manufacturing operations sell to diverse customers primarily in North America.

As of December 31, 2010, PCA had approximately 8,100 employees. Approximately 2,500 of these employees were salaried and approximately 5,600 were hourly. Approximately 75% of its hourly employees are represented by unions. The majority of its unionized employees are represented primarily by the United Steel Workers (USW), the International Brotherhood of Teamsters (IBT), and the International Association of Machinists (IAM).

Based on an agreement reached with the USW in August 2008, the existing labor agreements at PCA’s containerboard mills covering USW-represented employees (88% of mill hourly workforce) were extended five years. With this extension, the USW contracts at the Company’s mills are currently set to expire between September 2013 and June 2015. Agreements with other union mill employees (12% of mill hourly workforce) expire between June 2012 and October 2014. Based on an agreement reached with the USW in April 2009, the labor agreement at 25 corrugated plants covering USW represented employees was extended up to five years. Contracts for unionized corrugated products plant employees expire between March 2011 and October 2015. The Company is currently in negotiations to renew or extend any union contracts that have recently expired or are expiring in the near future.

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
December 31, 2010

Cash and Cash Equivalents

Cash and cash equivalents include all cash balances and highly liquid investments with a maturity, when acquired, of three months or less. Cash equivalents are stated at cost, which approximates market.

Accounts Receivable

The collectibility of PCA’s accounts receivable is based upon a combination of factors. In circumstances where a specific customer is unable to meet its financial obligations to PCA (e.g., bankruptcy filings, substantial downgrading of credit sources), a specific reserve for bad debts is recorded against amounts due to the Company to reduce the net recorded receivable to the amount the Company reasonably believes will be collected. For all other customers, reserves for bad debts are recognized based on historical collection experience. If collection experience deteriorates (i.e., higher than expected defaults or an unexpected material adverse change in a major customer’s ability to meet its financial obligations to the Company), the estimate of the recoverability of amounts due could be reduced by a material amount.

The customer deductions reserve represents the estimated amount required for customer returns, allowances and earned discounts. Based on the Company’s experience, customer returns, allowances and earned discounts have averaged 1.0% of gross selling price. Accordingly, PCA reserves 1.0% of its open customer accounts receivable balance for these items.

At December 31, 2010 and 2009, the allowance for doubtful accounts was $2.5 million and $3.9 million, respectively. The reserve for customer deductions of $2.9 million and $2.4 million at December 31, 2010 and 2009, respectively, are also included as a reduction of the accounts receivable balance.

Inventories

With the exception of inventories at PCA’s Chicago corrugated products plants, which were acquired in 2004 and 2009, raw materials, work in process and finished goods are valued using the last-in, first-out (“LIFO”) cost method. Inventories at the Chicago plants are valued at the first-in, first-out (“FIFO”) cost method. Supplies and materials are valued using a moving average cost. All inventories are stated at the lower of cost or market and include all costs directly associated with manufacturing products: materials, labor and manufacturing overhead. Inventories valued using the LIFO method totaled $199.5 million and $169.2 million, respectively, as of December 31, 2010 and 2009, compared to total inventory values (before the LIFO inventory reserve) of $309.2 million and $275.9 million for the same respective periods.

The components of inventories are as follows:

	December 31,
	2010	2009
	(In thousands)

Raw materials	$126,401	$101,429
Work in process	6,395	6,600
Finished goods	73,710	66,994
Supplies and materials	102,720	100,919

Inventories at FIFO or average cost	309,226	275,942
Excess of FIFO or average cost over LIFO cost	(68,084)	(62,546)

Inventories, net	$241,142	$213,396

Packaging Corporation of America

Notes to Consolidated Financial Statements (Continued)
December 31, 2010

Property, Plant and Equipment

Property, plant and equipment are recorded at cost, and consist of the following:

	December 31,
	2010	2009
	(In thousands)

Land and land improvements	$98,197	$98,066
Buildings	350,301	341,344
Machinery and equipment	2,753,258	2,665,876
Construction in progress	212,931	53,006
Other	24,834	25,322

Property, plant and equipment, at cost	3,439,521	3,183,614
Less accumulated depreciation	(2,101,535)	(2,001,110)

Property, plant and equipment, net	$1,337,986	$1,182,504

The amount of interest capitalized related to construction in progress was $4.8 million, $0.9 million and $1.3 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Depreciation is computed on the straight-line basis over the estimated useful lives of the related assets. Assets under capital leases are depreciated on the straight-line method over the term of the lease or the useful life, if shorter. The following lives are used for the various categories of assets:

Buildings and land improvements	5 to 40 years
Machinery and equipment	3 to 25 years
Trucks and automobiles	3 to 10 years
Furniture and fixtures	3 to 20 years
Computers and hardware	3 to 7 years
Period of the lease or
Leasehold improvements	useful life, if shorter

The amount of depreciation expense was $154.0 million, $148.2 million and $143.3 million for the years ended December 31, 2010, 2009 and 2008, respectively. Expenditures for repairs and maintenance are expensed as incurred.

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

Packaging Corporation of America

Notes to Consolidated Financial Statements (Continued)
December 31, 2010

Goodwill, which amounted to $38.9 million as of both December 31, 2010 and 2009, is not being amortized but is subject to an annual impairment test in accordance with Accounting Standards Codification (“ASC”) 350, “Intangibles — Goodwill and Other.” The Company performs the impairment test in the fourth quarter or sooner if events or changes in circumstances indicate that the carrying amount may exceed fair value. Recoverability of goodwill is determined by comparing the fair value of the reporting unit with its carrying value, including goodwill. If the carrying amount of the reporting unit exceeds the fair value, the implied fair value of the reporting unit’s goodwill is compared to the carrying amount of its goodwill to determine if a write-down to fair value is necessary. The Company concluded that no impairment of goodwill existed at the time of the annual impairment tests in 2010, 2009 and 2008.

Other Long-Term Assets

PCA has capitalized certain costs related to obtaining its financing. These costs are amortized to interest expense using the effective interest rate method over the terms of the senior credit facilities and senior notes, which range from five to ten years. Unamortized deferred financing costs were $1.3 million and $1.8 million as of December 31, 2010 and 2009, respectively.

PCA leases the cutting rights to approximately 88,000 acres of timberland and capitalizes the annual lease payments and reforestation costs associated with these leases. These costs are recorded as depletion when timber is harvested and used in PCA’s business operations or sold to customers. Capitalized long-term lease costs were $24.5 million and $22.9 million as of December 31, 2010 and 2009, respectively. The amount of depletion expense was $0.5 million, $1.2 million and $1.4 million for the years ended December 31, 2010, 2009 and 2008, respectively.

PCA capitalizes certain costs related to the purchase and development of software which is used in its business operations. The costs attributable to these software systems are amortized over their estimated useful lives based on various factors such as the effects of obsolescence, technology and other economic factors. Net capitalized software costs were $1.5 million as of both December 31, 2010 and 2009, respectively. Software amortization expense was $0.6 million, $0.5 million and $0.3 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Impairment of Long-Lived Assets

Long-lived assets other than goodwill are reviewed for impairment in accordance with provisions of ASC 360, “Property, Plant and Equipment.” In the event that facts and circumstances indicate that the carrying amount of any long-lived assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset (or group of assets) would be compared to the asset’s (or group of assets’) carrying amount to determine if a write-down to fair value is required. The Company concluded that no impairment of long-lived assets existed in 2010, 2009 and 2008.

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
December 31, 2010

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

The Company measures the fair value of money market funds based on quoted prices in active markets for identical assets or liabilities. See Note 6 for information about PCA’s pension plans’ assets measured at fair value and Note 11 for information about PCA’s assets and liabilities measured at fair value.

Packaging Corporation of America

Notes to Consolidated Financial Statements (Continued)
December 31, 2010

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

Research and Development

Research and development costs are expensed as incurred. The amount charged to expense was $10.9 million, $9.4 million and $8.3 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Interest Expense, Net

Interest expense, net, includes interest income of $0.04 million, $0.1 million and $5.2 million for the years ended December 31, 2010, 2009 and 2008, respectively, and amortization of the net gain on treasury lock settlements in July 2003 and March 2008 of $1.8 million for both 2010 and 2009 and $2.4 million in 2008.

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
December 31, 2010

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

Recent Accounting Pronouncements

In December 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-28, “Intangibles — Goodwill and Other (Topic 350) — When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.” This ASU modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For such reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. ASU 2010-28 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. The Company does not expect the adoption of this guidance to have any impact on its financial position, results of operations or cash flows.

In January 2010, the FASB issued ASU 2010-06, “Fair Value Measurements and Disclosures (Topic 820) — Improving Disclosures about Fair Value Measurements.” This ASU requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in Accounting Standards Codification (“ASC”) 820. ASU 2010-06 amends ASC 820 to now require: (1) a reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers; and (2) in the reconciliation for fair value measurements using significant unobservable inputs, a reporting entity should present separately information about purchases, sales, issuances, and settlements. In addition, ASU 2010-06 clarifies the requirements of existing disclosures. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company adopted this guidance on January 1, 2010. See Note 11 for additional information.

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

Packaging Corporation of America

Notes to Consolidated Financial Statements (Continued)
December 31, 2010

3.	EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted income per common share for the periods presented.

	Year Ended December 31,
	2010	2009	2008
	(In thousands, except per share data)

Numerator:
Net income	$205,435	$265,895	$135,609
Denominator:
Basic common shares outstanding	101,678	101,577	102,753
Effect of dilutive securities:
Stock options	238	74	317
Unvested restricted stock	692	707	523

Dilutive common shares outstanding	102,608	102,358	103,593

Basic income per common share	$2.02	$2.62	$1.32
Diluted income per common share	$2.00	$2.60	$1.31

Options to purchase 0.6 million shares, 1.8 million shares, and 0.7 million shares at December 31, 2010, 2009, and 2008, respectively, were not included in the computation of diluted common shares outstanding as their exercise price exceeded the average market price of the Company’s common stock for the respective reporting period.

4.	STOCK-BASED COMPENSATION

In October 1999, the Company adopted a long-term equity incentive plan, which provides for grants of stock options, stock appreciation rights, restricted stock and performance awards to directors, officers and employees of PCA, as well as others who engage in services for PCA. Option awards granted to directors, officers and employees have contractual lives of seven or ten years. Options granted to officers and employees vest ratably over a three-year period, and options granted to directors vest immediately. Restricted stock awards granted to employees vest at the end of a four-year period, and restricted stock awards granted to directors vest at the end of a six-month period. The plan, which will terminate on October 19, 2014, provides for the issuance of up to 8,550,000 shares of common stock over the life of the plan. As of December 31, 2010, options and restricted stock for 7,089,531 shares have been granted, net of forfeitures. Forfeitures are added back to the pool of shares of common stock available to be granted at a future date.

Packaging Corporation of America

Notes to Consolidated Financial Statements (Continued)
December 31, 2010

Compensation expense for both stock options, which were fully vested at June 30, 2010, and restricted stock recognized in the consolidated statements of income for the years ended December 31, 2010, 2009 and 2008 was as follows:

	Year Ended December 31,
	2010	2009	2008
	(In thousands)

Stock options	$226	$720	$1,457
Restricted stock	6,780	6,541	7,238

Impact on income before income taxes	7,006	7,261	8,695
Income tax benefit	(2,721)	(2,827)	(3,382)

Impact on net income	$4,285	$4,434	$5,313

The Company uses the Black-Scholes-Merton option-pricing model to estimate the fair value of each option grant as of the date of grant. Expected volatilities are based on historical volatility of the Company’s common stock. The expected life of the option is estimated using historical data pertaining to option exercises and employee terminations. Separate groups of employees that have similar historical exercise behavior are considered separately for estimating the expected life. The risk-free interest rate is based on U.S. Treasury yields in effect at the time of grant. The fair value of restricted stock is determined based on the closing price of the Company’s common stock on the grant date. There were no option grants in 2010, 2009 or 2008.

A summary of the Company’s stock option activity and related information follows:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Options	Exercise Price	Term (years)	Value
				(In thousands)

Outstanding at December 31, 2007	2,396,096	$19.62
Exercised	(152,313)	16.00
Forfeited	(16,751)	22.38

Outstanding at December 31, 2008	2,227,032	19.85
Exercised	(185,801)	8.69
Forfeited	(67,930)	19.11

Outstanding at December 31, 2009	1,973,301	20.92
Exercised	(394,420)	19.01
Forfeited	(10,497)	24.62

Outstanding and exercisable at December 31, 2010	1,568,384	$21.38	2.4	$6,992

The total intrinsic value of options exercised during the years ended December 31, 2010, 2009, and 2008 was $2.4 million, $1.7 million, and $1.4 million, respectively. As of December 31, 2010, there is no unrecognized compensation cost related to stock option awards granted under the Company’s equity incentive plan as all outstanding awards have vested.

Packaging Corporation of America

Notes to Consolidated Financial Statements (Continued)
December 31, 2010

A summary of the Company’s restricted stock activity follows:

	2010		2009		2008
		Fair Market		Fair Market		Fair Market
		Value at		Value at		Value at
		Date of		Date of		Date of
	Shares	Grant	Shares	Grant	Shares	Grant
	(Dollars in thousands)

Restricted stock at January 1	1,235,505	$24,718	1,038,270	$23,023	764,705	$17,490
Granted	573,440	12,693	444,985	6,995	374,455	7,947
Vested	(318,350)	(6,563)	(237,370)	(5,079)	(95,995)	(2,304)
Cancellations	(12,595)	(248)	(10,380)	(221)	(4,895)	(110)

Restricted stock at December 31	1,478,000	$30,600	1,235,505	$24,718	1,038,270	$23,023

As of December 31, 2010, there was $15.3 million of total unrecognized compensation costs related to the restricted stock awards. The Company expects to recognize the cost of these stock awards over a weighted-average period of 2.8 years.

5.	ACCRUED LIABILITIES

The components of accrued liabilities are as follows:

	December 31,
	2010	2009
	(In thousands)

Bonuses and incentives and related payroll taxes	$34,929	$30,189
Customer volume discounts and rebates	17,631	18,367
Medical insurance and workers’ compensation	16,242	17,779
Vacation and holiday pay	16,012	15,379
Franchise, property, sales and use taxes	8,615	9,002
Current portion of pension and postretirement benefits	5,253	4,448
Payroll and payroll taxes	5,138	4,495
Other	7,388	6,764

Total	$111,208	$106,423

6.	EMPLOYEE BENEFIT PLANS AND OTHER POSTRETIREMENT BENEFITS

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

Packaging Corporation of America

Notes to Consolidated Financial Statements (Continued)
December 31, 2010

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

PCA maintains a supplemental executive retirement plan (“SERP”), which augments pension benefits for eligible executives earned under the PCA pension plan for salaried employees. Benefits are determined using the same formula as the PCA pension plan but in addition to counting career average base pay, the SERP also recognizes bonuses and any pay earned in excess of IRS qualified plan compensation limits. Benefits earned under the SERP are reduced by benefits paid from the PCA salaried pension plan and any prior qualified pension and SERP benefits earned under the Pactiv plan.

PCA previously maintained a separate SERP for its former CEO and current Executive Chairman which was paid out and terminated on March 15, 2009. The terminated plan was replaced by a lower cost deferred compensation benefit plan.

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

Packaging Corporation of America

Notes to Consolidated Financial Statements (Continued)
December 31, 2010

The following tables provide information related to the Company’s pension and postretirement benefit plans.

	Pension Plans			Postretirement Plans
	2010	2009	2008	2010	2009	2008
	(In thousands)

Change in Benefit Obligation
Benefit obligation at beginning of period	$203,292	$178,455	$129,913	$20,080	$17,300	$13,342
Service cost(1)	18,315	17,955	22,224	1,399	1,341	1,334
Interest cost(1)	12,091	10,208	9,785	1,130	1,022	985
Plan amendments	837	7,168	14,570	—	—	616
Actuarial loss (gain)	15,153	701	3,442	1,931	987	1,877
Participant contributions	—	—	—	838	656	575
Benefits paid	(2,703)	(11,195)	(1,479)	(2,163)	(1,226)	(1,429)

Benefit obligation at plan year end	$246,985	$203,292	$178,455	$23,215	$20,080	$17,300

Accumulated benefit obligation portion of above	$214,676	$171,384	$143,773

Change in Fair Value of Plan Assets
Plan assets at fair value at beginning of period	$140,065	$97,248	$87,321	$—	$—	$—
Actual return on plan assets	14,457	18,590	(16,116)	—	—	—
Company contributions	15,214	35,422	27,522	1,325	570	854
Participant contributions	—	—	—	838	656	575
Benefits paid	(2,703)	(11,195)	(1,479)	(2,163)	(1,226)	(1,429)

Fair value of plan assets at plan year end	$167,033	$140,065	$97,248	$—	$—	$—

(1)	Service cost and interest cost for 2008 include amounts for the period October 1 — December 31, 2007.

	Pension Plans		Postretirement Plans
	December 31,	December 31,	December 31,	December 31,
	2010	2009	2010	2009
	(In thousands)

Development of Net Amount Recognized
Benefit obligation in excess of plan assets at December 31	$(79,952)	$(63,227)	$(23,215)	$(20,080)

Amounts Recognized in Statement of Financial Position
Current liabilities	$(4,107)	$(3,586)	$(1,146)	$(862)
Noncurrent liabilities	(75,845)	(59,641)	(22,069)	(19,218)

Accrued benefit recognized at December 31	$(79,952)	$(63,227)	$(23,215)	$(20,080)

Amounts Recognized in Accumulated Other Comprehensive Income (Loss), Net of Tax
Prior service cost	$25,957	$28,897	$(734)	$(988)
Actuarial loss	15,714	8,608	5,001	4,031

Total	$41,671	$37,505	$4,267	$3,043

The 2009 and 2008 prior year presentation of total comprehensive income incorrectly omitted the change in unfunded employee benefit obligations of $0.8 million and $26.8 million, respectively. The Company restated the previously reported total comprehensive income herein to correct for this error. The correction has no impact on the consolidated balance sheets, statements of income or total stockholders’ equity previously reported.

Packaging Corporation of America

Notes to Consolidated Financial Statements (Continued)
December 31, 2010

	Pension Plans			Postretirement Plans
	2010	2009	2008	2010	2009	2008
	(In thousands)

Components of Net Periodic Benefit Cost
Service cost for benefits earned during the year	$18,315	$17,955	$17,779	$1,399	$1,341	$1,067
Interest cost on accumulated benefit obligation	12,091	10,208	7,828	1,130	1,022	788
Expected return on plan assets	(11,207)	(8,573)	(8,578)	—	—	—
Net amortization of unrecognized amounts
Prior service cost	5,685	4,903	3,326	(416)	(416)	(472)
Actuarial loss	247	803	3,676	342	328	233
Other	—	(126)	—	—	—	—

Net periodic benefit cost	$25,131	$25,170	$24,031	$2,455	$2,275	$1,616

For the year ended December 31, 2011, the Company expects to recognize in net periodic benefit cost $5.8 million ($3.5 million net of tax) and $(0.4) million ($0.3 million net of tax) of prior service cost for pension and postretirement plans, respectively, and $0.4 million ($0.3 million net of tax) of actuarial loss for both the pension and postretirement plans, which is included in accumulated other comprehensive income (loss) at December 31, 2010.

	Pension Plans			Postretirement Plans
	2010	2009	2008	2010	2009	2008

Weighted-Average Assumptions Used to Determine Benefit Obligations at December 31
Discount rate	5.50%	6.00%	6.00%	5.25%	5.75%	6.00%
Rate of compensation increase	4.00%	4.00%	4.00%	N/A	N/A	N/A
Weighted-Average Assumptions Used to Determine Net Periodic Benefit Cost for the Years Ended December 31
Discount rate	6.00%	6.00%	6.00%	5.75%	6.00%	6.00%
Expected return on plan assets	7.75%	8.25%	8.25%	N/A	N/A	N/A
Rate of compensation increase	4.00%	4.00%	4.00%	N/A	N/A	N/A

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
December 31, 2010

projected benefit obligation or the market-related value of plan assets is amortized over the average remaining service period until retirement for active participants and included in the net periodic benefit cost.

The Company assumed health care cost trend rates for its postretirement benefits plans were as follows:

	2010	2009	2008

Health care cost trend rate assumed for next year	7.50%	7.50%	7.50%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.00%	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2016	2015	2014

A one-percentage point change in assumed health care cost trend rates would have the following effects on the 2010 postretirement benefit obligation and the 2010 net post retirement benefit cost:

	1-Percentage	1-Percentage
	Point Increase	Point Decrease
	(In thousands)

Effect on postretirement benefit obligation	$681	$(606)
Effect on net postretirement benefit cost	69	(60)

PCA has retained the services of a professional advisor to oversee pension investments and provide recommendations regarding investment strategy. PCA’s overall strategy and related apportionments between equity and debt securities may change from time to time based on market conditions, external economic factors, and the funding status of the plans. Pension plans’ assets were invested in the following classes of securities at December 31, 2010 and 2009:

	Percentage
	of Fair Value
	2010	2009

Equity securities	39%	39%
Debt securities	60%	60%
Other	1%	1%

Packaging Corporation of America

Notes to Consolidated Financial Statements (Continued)
December 31, 2010

The fair values of PCA’s pension plans’ assets at December 31, 2010 and 2009, measured on a recurring basis, by asset category are as follows:

	Fair Value Measurements at December 31, 2010
		Quoted Prices in Active	Significant Other	Significant
		Markets for identical	Observable	Unobservable
Asset Category	Total	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
	(In thousands)

Short-term investments	$1,320	$—	$1,320	$—
Equity securities:
U.S. large value	10,594	10,594
U.S. large growth	8,519	8,519
U.S. mid-cap value	1,871	1,871
U.S. mid-cap growth	3,486	3,486
U.S. small blend	3,394		3,394
Foreign large blend	26,616	26,616
Diversified emerging markets	5,219	5,219
Real estate	5,095	5,095
Debt securities:
Government bonds	21,088		21,088
Corporate bonds	79,831	33,240	46,591

Total	$167,033	$94,640	$72,393	$—

	Fair Value Measurements at December 31, 2009
		Quoted Prices in Active	Significant Other	Significant
		Markets for identical	Observable	Unobservable
Asset Category	Total	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
	(In thousands)

Short-term investments	$1,212	$—	$1,212	$—
Equity securities:
U.S. large value	8,573	8,573
U.S. large growth	7,287	7,287
U.S. mid-cap value	2,948	2,948
U.S. mid-cap growth	2,994	2,994
U.S. small blend	1,519		1,519
Foreign large blend	21,310	21,310
Diversified emerging markets	5,854	5,854
Real estate	4,416	4,416
Debt securities:
Government bonds	12,761		12,761
Corporate bonds	71,191	41,161	30,030

Total	$140,065	$94,543	$45,522	$—

The Company makes pension plan contributions that are sufficient to fund its actuarially determined costs, generally equal to the minimum amounts required by the Employee Retirement Income Security Act (ERISA). However, from time to time the Company may make discretionary contributions in excess of the

Packaging Corporation of America

Notes to Consolidated Financial Statements (Continued)
December 31, 2010

required minimum amounts. PCA currently expects to make pension contributions of $22.1 million and record pension plan expense of $25.9 million in 2011.

The following are estimated benefit payments to be paid to current plan participants by year:

	Pension Plans	Postretirement Plans
	(In thousands)

2011	$4,107	$1,146
2012	5,406	1,113
2013	6,787	1,232
2014	8,236	1,378
2015	9,801	1,535
2016 — 2020	75,123	9,804

The Company has two defined contribution 401(k) benefit plans that cover all full-time salaried employees and certain hourly employees at several of the Company’s facilities. Employees can make voluntary contributions in accordance with the provisions of their respective plan. The Company made employer-matching contributions of $9.6 million, $9.4 million and $9.4 million during the years ended December 31, 2010, 2009 and 2008, respectively.

Salaried employees who are not participants in the grandfathered pension plan (generally those hired on or after April 12, 1999) receive a service-related Company retirement contribution to their 401(k) account in addition to any employer matching contribution. This contribution increases with years of service and ranges from 3% to 5% of base pay. The Company expensed $3.1 million, $2.8 million and $2.5 million for this retirement contribution during the years ended December 31, 2010, 2009 and 2008, respectively.

7.	OTHER INTANGIBLE ASSETS

The components of other intangible assets are as follows:

	Weighted
	Average	As of December 31, 2010		As of December 31, 2009
	Remaining	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Life	Amount	Amortization	Amount	Amortization
		(In thousands)

Customer lists and relations	31.6 years	$17,441	$6,466	$17,441	$5,651
Covenants not to compete	—	2,292	2,292	2,292	2,292

Total other intangible assets		$19,733	$8,758	$19,733	$7,943

The amount of amortization expense was $0.8 million, $0.9 million, and $1.1 million for the years ended December 31, 2010, 2009 and 2008, respectively. Estimated amortization of intangible assets over the next five years is expected to approximate $0.6 million (2011), $0.5 million (2012), $0.4 million (2013), $0.3 million (2014) and $0.3 million (2015).

Packaging Corporation of America

Notes to Consolidated Financial Statements (Continued)
December 31, 2010

8.	DEBT

A summary of debt is set forth in the following table:

	December 31,
	2010	2009
	(In thousands)

Receivables credit facility, effective interest rate of 1.56% and 1.97% as of December 31, 2010 and 2009, respectively, due March 1, 2011	$109,000	$109,000
Senior notes, net of discount of $857 and $1,200 as of December 31, 2010 and 2009, respectively, interest at 5.75% payable semi-annually, due August 1, 2013	399,143	398,800
Senior notes, net of discount of $44 and $51 as of December 31, 2010 and 2009, respectively, interest at 6.50% payable semi-annually, due March 15, 2018	149,956	149,949

Total	658,099	657,749
Less current portion	109,000	109,000

Total long-term debt	$549,099	$548,749

On July 21, 2003, PCA closed its offering and private placement of $150.0 million of 4.375% senior notes which were due 2008 and $400.0 million of 5.75% senior notes due 2013. On March 25, 2008, PCA issued $150.0 million of 6.50% senior notes due March 15, 2018 through a registered public offering. PCA used the proceeds of this offering, together with cash on hand, to repay all of the $150.0 million of outstanding 4.375% senior notes on August 1, 2008.

On April 15, 2008, PCA replaced its existing senior credit facility that was scheduled to expire later in 2008, with a new five-year $150.0 million senior revolving credit facility. The Company had $18.8 million of outstanding letters of credit under this facility, resulting in $131.2 million in unused borrowing capacity as of December 31, 2010.

On April 14, 2010, the Company extended its receivables-backed credit facility through March 1, 2011. The Company had $41.0 million in additional borrowing capacity available under this facility as of December 31, 2010.

The instruments governing PCA’s indebtedness contain financial and other covenants that limit the ability of PCA and its subsidiaries to enter into sale and leaseback transactions, incur liens, incur indebtedness at the subsidiary level, enter into certain transactions with affiliates, merge or consolidate with any other person or sell or otherwise dispose of all or substantially all of its assets. The senior credit facility also requires PCA to comply with certain financial covenants, including maintaining minimum net worth and maximum debt to total capitalization and minimum interest coverage ratios. A failure to comply with these restrictions could lead to an event of default, which could result in an acceleration of any outstanding indebtedness and/or prohibit the Company from drawing on the senior credit facility. Such an acceleration may also constitute an event of default under the senior notes indenture and the receivables credit facility. At December 31, 2010, the Company was in compliance with these covenants.

Packaging Corporation of America

Notes to Consolidated Financial Statements (Continued)
December 31, 2010

Additional information regarding PCA’s variable rate debt is shown below:

	Weighted-Average
	Reference Interest Rate		Applicable Margin
	December 31,		December 31,
	2010	2009	2010	2009

Receivables credit facility	0.26%	0.27%	1.30%	1.70%

As of December 31, 2010, annual principal maturities for debt, excluding unamortized debt discount, are: $109.0 million (2011), $400.0 million (2013) and $150.0 million (2018).

Interest payments in connection with the Company’s debt obligations for the years ended December 31, 2010, 2009 and 2008, amounted to $35.3 million, $35.7 million, and $38.9 million, respectively.

PCA has an on-balance sheet securitization program for its trade accounts receivable that is accounted for as a secured borrowing under ASC 860, “Transfers and Servicing.” To effectuate this program, the Company formed a wholly owned limited purpose subsidiary, Packaging Credit Company, LLC (“PCC”), which in turn formed a wholly owned, bankruptcy-remote, special-purpose subsidiary, Packaging Receivables Company, LLC (“PRC”), for the purpose of acquiring receivables from PCC. Both of these entities are included in the consolidated financial statements of the Company. Under this program, PCC purchases on an ongoing basis substantially all of the receivables of the Company and sells such receivables to PRC. PRC and lenders established a $150.0 million receivables-backed revolving credit facility (“Receivables Credit Facility”) through which PRC obtains funds to purchase receivables from PCC. The receivables purchased by PRC are solely the property of PRC. In the event of liquidation of PRC, the creditors of PRC would be entitled to satisfy their claims from PRC’s assets prior to any distribution to PCC or the Company. Credit available under the receivables credit facility is on a borrowing-base formula. As a result, the full amount of the facility may not be available at all times. At December 31, 2010, $109.0 million was outstanding and included in “Short — term debt and current maturities of long — term debt” on the consolidated balance sheet. Substantially all accounts receivable at December 31, 2010 have been sold to PRC and are included in “Accounts receivable, net of allowance for doubtful accounts and customer deductions” on the consolidated balance sheet. The highest outstanding principal balance under the receivables credit facility during 2010 was $109.0 million.

A summary of the Company’s drawings under credit facilities, including the impact of $18.8 million of outstanding letters of credit, as of December 31, 2010 follows:

	Commitments	Utilized	Available
	(In thousands)

Receivables credit facility	$150,000	$109,000	$41,000
Senior revolving credit facility	150,000	18,832	131,168

	$300,000	$127,832	$172,168

PCA is required to pay commitment fees on the unused portions of the credit facilities. The Company’s outstanding letters of credit of $18.8 million at December 31, 2010 are for workers’ compensation.

9.	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

Packaging Corporation of America

Notes to Consolidated Financial Statements (Continued)
December 31, 2010

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

On May 25, 2010, in connection with a contemplated issuance of ten-year debt securities to eventually refinance PCA’s currently outstanding $400.0 million of senior notes that mature in 2013, PCA entered into interest rate protection agreements with counterparties to protect against increases in the ten-year U.S. Treasury Note rate. The treasury rate will serve as a reference in determining the interest rate applicable to the new debt securities the Company expects to issue in the future. The interest rate protection agreements were properly documented and designated as cash flow hedges at inception. At December 31, 2010, the Company had a notional value of $400.0 million in interest rate protection agreements outstanding that are expected to settle by the end of 2012.

Foreign Currency Exchange Rate Risk

In connection with the energy optimization project at its Valdosta, Georgia mill and Counce, Tennessee mill, the Company entered into foreign currency forward contracts on July 27, 2010 and September 30, 2010 to hedge its exposure to forecasted purchases of machinery and equipment denominated in foreign currencies. The foreign currency forward contracts were properly documented and designated as cash flow hedges at inception. At December 31, 2010, the Company had a notional value of $4.5 million in foreign currency exchange contracts outstanding that are expected to settle by the end of the third quarter 2011.

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

Derivative Instruments

The fair value of the Company’s treasury locks at December 31, 2010 was $0.8 million, which is included in “Other long-term assets” on the Company’s consolidated balance sheet at December 31, 2010. The fair value of the foreign currency forward contracts was nominal at December 31, 2010.

Packaging Corporation of America

Notes to Consolidated Financial Statements (Continued)
December 31, 2010

The impact of derivative instruments on the consolidated statements of income and OCI is as follows:

	Amount of Net Gain (Loss) Recognized in OCI (Effective Portion) December 31,
	2010	2009
	(In thousands)

Treasury locks, net of tax	$2,164	$4,512
Foreign currency exchange contracts, net of tax	(607)	—

Total	$1,557	$4,512

	Amount of Gain (Loss) Reclassified
	from Accumulated OCI into Income
	(Effective Portion)
	Year Ended December 31,
Location	2010	2009	2008

Interest expense, net	$1,846	$1,846	$2,407

The amount of gain recognized from accumulated OCI into income is associated with settlements of treasury locks in 2003 and 2008. The net amount of settlement gains or losses on derivative instruments included in accumulated OCI to be realized during the next 12 months is a net gain of $1.8 million ($1.1 million after tax) at December 31, 2010. Mark to market gains and losses on derivative instruments included in accumulated OCI will be reclassified into earnings in the same periods during which the hedged transactions affect earnings. There were no ineffective portions of these contracts during the period.

10.	FINANCIAL INSTRUMENTS

The carrying and estimated fair values of PCA’s financial instruments at December 31, 2010 and 2009 were as follows:

	2010		2009
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
	(In thousands)

Cash and cash equivalents	$196,556	$196,556	$260,727	$260,727
Long-term debt —
5.75% senior notes	(399,143)	(430,464)	(398,800)	(427,000)
6.50% senior notes	(149,956)	(158,800)	(149,949)	(163,500)
Receivables credit facility	(109,000)	(109,000)	(109,000)	(109,000)
Capital lease obligation	(22,502)	(22,502)	(23,129)	(23,129)

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
December 31, 2010

11.	FAIR VALUE MEASUREMENTS

The following presents information about PCA’s assets and liabilities measured at fair value and the valuation techniques used to determine those fair values. The inputs used in the determination of fair values are categorized according to the fair value hierarchy as being Level 1, Level 2 or Level 3 in accordance with ASC 820, “Fair Value Measurements and Disclosures.” The valuation techniques are as follows:

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

Assets and liabilities measured at fair value on a recurring basis are as follows:

	As of December 31, 2010
			Measurement
			Approach			As of December 31, 2009
	Carrying	Fair		Valuation		Carrying	Fair
	Value	Value	Level	Technique		Value	Value
	(In thousands)

Current Assets
Money market funds	$196,058	$196,058	1	(a	)	$260,230	$260,230
Foreign currency exchange contracts	12	12	2	(a	)	—	—
Long-Term Assets
Treasury locks	872	872	2	(a	)	—	—

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

On October 17, 2007, PCA announced that its Board of Directors authorized a $150.0 million common stock repurchase program. There is no expiration date for the common stock repurchase program. Through December 31, 2010, the Company repurchased 5,559,121 shares of common stock, with 1,740,392 shares repurchased for $40.9 million, or an average of $23.47 per share during 2010. Of these shares, 75,000 shares were repurchased for $2.0 million during the last several days of December and were subsequently settled and retired in January 2011. All of the remaining repurchased shares were retired prior to December 31, 2010. As of December 31, 2010, $24.1 million of the $150.0 million authorization remained available for repurchase of the Company’s common stock.

Packaging Corporation of America

Notes to Consolidated Financial Statements (Continued)
December 31, 2010

13.	COMMITMENTS AND CONTINGENCIES

Capital Commitments

The Company had authorized capital commitments of approximately $143.3 million and $198.0 million as of December 31, 2010 and 2009, respectively, in connection with the expansion and replacement of existing facilities and equipment. Included in authorized capital commitments are $109.2 million and $156.3 million at December 31, 2010 and 2009, respectively, for the major energy optimization projects at its Counce and Valdosta mills.

Lease Obligations

PCA leases space for certain of its facilities and cutting rights to approximately 88,000 acres of timberland under long-term leases. The Company also leases equipment, primarily vehicles and rolling stock, and other assets under long-term leases with a duration of two to seven years. The minimum lease payments under non-cancelable operating leases with lease terms in excess of one year are as follows:

(In thousands)

2011	$28,613
2012	24,592
2013	17,703
2014	10,702
2015	5,824
Thereafter	30,181

Total	$117,615

Total lease expense, including base rent on all leases and executory costs, such as insurance, taxes, and maintenance, for the years ended December 31, 2010, 2009 and 2008 was $42.0 million, $41.3 million and $41.6 million, respectively. These costs are included in cost of goods sold and selling and administrative expenses.

PCA was obligated under capital leases covering buildings and machinery and equipment in the amount of $22.5 million and $23.1 million at December 31, 2010 and 2009, respectively. During the fourth quarter of 2008, the Company entered into a capital lease relating to buildings and machinery, totaling $23.9 million, payable over 20 years. This capital lease amount is a non-cash transaction and, accordingly, has been excluded from the consolidated statements of cash flows. Assets held under capital lease obligations are included in property, plant and equipment as follows:

	December 31,
	2010	2009
	(In thousands)

Buildings	$250	$250
Machinery and equipment	23,602	23,602

Total	23,852	23,852
Less accumulated amortization	(3,481)	(1,934)

Total	$20,371	$21,918

Amortization of assets under capital lease obligations is included in depreciation expense.

Packaging Corporation of America

Notes to Consolidated Financial Statements (Continued)
December 31, 2010

The future minimum payments under capitalized leases at December 31, 2010 are as follows:

(In thousands)

2011	$2,202
2012	2,202
2013	2,202
2014	2,202
2015	2,202
Thereafter	28,075

Total minimum capital lease payments	39,085
Less amounts representing interest	16,583

Present value of net minimum capital lease payments	22,502
Less current maturities of capital lease obligations	670

Total long-term capital lease obligations	$21,832

Interest paid as part of the capital lease obligations was $1.6 million, $1.6 million, and $0.4 million during the years ended December 31, 2010, 2009 and 2008, respectively.

Purchase Commitments

The Company has entered into various purchase agreements for minimum amounts of pulpwood processing and energy over periods ranging from one to twenty years at fixed prices. Total purchase commitments are as follows:

(In thousands)

2011	$7,387
2012	3,451
2013	1,486
2014	1,486
2015	1,486
Thereafter	23,013

Total	$38,309

These purchase agreements are not marked to market. The Company purchased $32.8 million, $37.3 million, and $29.4 million during the years ended December 31, 2010, 2009 and 2008, respectively, under these purchase agreements.

Litigation

During September and October 2010, PCA and eight other U.S. and Canadian containerboard producers were named as defendants in five purported class action lawsuits filed in the United States District Court for the Northern District of Illinois, alleging violations of the Sherman Act. The lawsuits have been consolidated in a single complaint under the caption Kleen Products LLC v Packaging Corp. of America et al.. The consolidated complaint alleges that the defendants conspired to limit the supply of containerboard, and that the purpose and effect of the alleged conspiracy was to artificially increase prices of containerboard products during the period from August 2005 to the time of filing of the complaints. The complaint was filed as a purported class action suit on behalf of all purchasers of containerboard products during such period. The

Packaging Corporation of America

Notes to Consolidated Financial Statements (Continued)
December 31, 2010

complaint seeks treble damages and costs, including attorney’s fees. PCA believes the allegations are without merit and will defend this lawsuit vigorously. However, as the lawsuit is in preliminary stages, PCA is unable to predict the ultimate outcome or estimate a range of reasonably possible losses.

PCA is a party to various other legal actions arising in the ordinary course of business. These legal actions cover a broad variety of claims spanning our entire business. As of the date of this filing, the Company believes it is not reasonably possible that the resolution of these legal actions will, individually or in the aggregate, have a material adverse effect on its financial position, results of operations, or cash flows.

Environmental Liabilities

The potential costs for various environmental matters are uncertain due to such factors as the unknown magnitude of possible cleanup costs, the complexity and evolving nature of governmental laws and regulations and their interpretations, and the timing, varying costs and effectiveness of alternative cleanup technologies. From 1994 through 2010, remediation costs at the Company’s mills and corrugated plants totaled approximately $3.2 million. As of December 31, 2010, the Company maintained an environmental reserve of $9.7 million relating to on-site landfills (see Note 14) and surface impoundments as well as ongoing and anticipated remedial projects. Liabilities recorded for environmental contingencies are estimates of the probable costs based upon available information and assumptions. Because of these uncertainties, PCA’s estimates may change. As of the date of this filing, the Company believes that it is not reasonably possible that future environmental expenditures and asset retirement obligations above the $9.7 million accrued as of December 31, 2010, will have a material impact on its financial condition, results of operations, or cash flows.

In connection with the sale to PCA of its containerboard and corrugated products business, Pactiv agreed to retain all liability for all former facilities and all sites associated with pre-closing off-site waste disposal and all environmental liabilities related to a closed landfill located near the Company’s Filer City mill.

14.	ASSET RETIREMENT OBLIGATIONS

Asset retirement obligations consist primarily of landfill capping and closure and post-closure costs. PCA is legally required to perform capping and closure and post-closure care on the landfills at each of the Company’s mills. In accordance with ASC 410, ‘‘Asset Retirement and Environmental Obligations,” PCA recognizes the fair value of these liabilities as an asset retirement obligation for each landfill and capitalizes that cost as part of the cost basis of the related asset. The liability is accreted to its estimated value of the asset retirement obligation over time, and the related assets are depreciated on a straight-line basis over their useful lives. Upon settlement of the liability, PCA will recognize a gain or loss for any difference between the settlement amount and the recorded liability.

The following table describes changes to PCA’s asset retirement obligation liability:

	2010	2009
	(In thousands)

Asset retirement obligation, January 1	$4,521	$4,188
Accretion expense	363	405
Payments	—	(72)

Asset retirement obligation, December 31	$4,884	$4,521

Packaging Corporation of America

Notes to Consolidated Financial Statements (Continued)
December 31, 2010

15.	INCOME TAXES

Following is an analysis of the components of the consolidated income tax provision:

	2010	2009	2008
	(In thousands)

Current —
U.S.	$44,595	$52,704	$74,399
State and local	23,653	12,191	10,949

Total current provision for taxes	68,248	64,895	85,348

Deferred —
U.S.	(117,945)	(11,745)	(10,098)
State and local	(2,634)	(2,074)	(716)

Total deferred provision for taxes	(120,579)	(13,819)	(10,814)

Total provision (benefit) for taxes	$(52,331)	$51,076	$74,534

The effective tax rate varies from the U.S. Federal statutory tax rate principally due to the following:

	2010	2009	2008
		(In thousands)

Provision computed at U.S. Federal statutory rate of 35%	$53,586	$110,939	$73,550
Alternative fuel mixture and cellulosic biofuel producer credits	(104,785)	(61,673)	—
State and local taxes, net of federal benefit	7,694	4,566	6,212
Domestic manufacturers deduction	(7,540)	(2,956)	(4,413)
Other	(1,286)	200	(815)

Total	$(52,331)	$51,076	$74,534

The $104.8 million benefit in 2010 includes the reallocation of gallons from the alternative fuel mixture credit to the cellulosic biofuel producer credit claimed in the 2009 federal tax return, and includes a reserve for uncertain tax positions of $102.0 million. For further discussion regarding the alternative fuel mixture and cellulosic biofuel producer credits recorded during 2010 and 2009, see Note 16.

Packaging Corporation of America

Notes to Consolidated Financial Statements (Continued)
December 31, 2010

Deferred income tax assets and liabilities at December 31 are summarized as follows:

	December 31,
	2010	2009
	(In thousands)

Deferred tax assets:
Accrued liabilities	$2,063	$2,720
Employee benefits and compensation	8,729	7,502
Inventories	6,114	13,665
Stock options and restricted stock	7,485	7,795
Pension and postretirement benefits	42,465	35,305
Cellulosic biofuel tax credit carryforward	200,334	—

Total deferred tax assets	$267,190	$66,987

Deferred tax liabilities:
Property, plant and equipment	$(197,367)	$(221,559)
Investment in joint venture	(27,827)	(28,530)
Derivatives	(954)	—

Total deferred tax liabilities	$(226,148)	$(250,089)

Net deferred tax assets (liabilities)	$41,042	$(183,102)

The net deferred tax assets (liabilities) at December 31 are classified in the balance sheet as follows:

	December 31,
	2010	2009
	(In thousands)

Current deferred tax assets	$50,232	$22,125
Non-current deferred tax liabilities	(9,190)	(205,227)

Net deferred tax assets (liabilities)	$41,042	$(183,102)

Cash payments for income taxes were $19.1 million, $22.3 million and $89.4 million for the years ended December 31, 2010, 2009 and 2008, respectively. In 2010 and 2009, cash payments for income taxes were lower due to the alternative fuel mixture and cellulosic biofuel producer credits offsetting federal income taxes payable.

As of December 31, 2010, the Company had federal income tax credit carryforwards included in deferred taxes of $200.3 million which can be used to offset federal taxes payable through December 31, 2015. The $200.3 million recognizes the full benefit of federal tax credit carryforwards as claimed on PCA’s amended federal tax return for the cellulosic biofuel credits before an adjustment of $102.0 million for uncertain tax positions under ASC 740. The deferred tax asset from the cellulosic biofuel producer credit carryforwards of $200.3 million is described in more detail in Note 16.

Packaging Corporation of America

Notes to Consolidated Financial Statements (Continued)
December 31, 2010

The following table summarizes the changes related to PCA’s gross uncertain tax positions excluding interest:

	2010	2009
	(In thousands)

Balance as of January 1	$(9,041)	$(10,426)
Increases related to prior years’ tax positions	(104,721)	(949)
Increases related to current year tax positions	(692)	(619)
Settlements with taxing authorities	424	248
Expiration of the statute of limitations	1,719	2,705

Balance at December 31	$(112,311)	$(9,041)

During the third quarter of 2010, the statue of limitations for the federal tax year of 2006 expired. During the third and fourth quarters of 2010, various state statutes of limitations expired. As a result of these events, the reserve for uncertain tax positions was decreased by $1.7 million gross or $1.3 million net of the federal benefit for state taxes during the third and fourth quarters of 2010. At December 31, 2010, PCA had recorded a $112.3 million reserve for uncertain tax positions excluding interest. Of the total, $107.6 million (net of the federal benefit for state taxes) would impact the effective tax rate if recognized. The increase in reserve in 2010 is attributable to alternative energy tax credits as described in Note 16.

During the years ended December 31, 2010 and 2009, PCA recorded $0.2 million gross ($0.09 million net) and $0.1 million gross ($0.06 million net), respectively, in its statement of income, increasing the accrual for interest to $2.0 million gross ($1.2 million net) and $1.8 million gross ($1.1 million, net) at December 31, 2010 and 2009, respectively. No accrual for penalties was made.

PCA and its subsidiaries are subject to U.S. federal income taxes, as well as income taxes of multiple state and city jurisdictions. A federal examination of the tax years 2002 and 2004 has been concluded. The tax years 2007 — 2010 remain open to federal examination. The tax years 2002 — 2010 remain open to state examinations. PCA expects the Internal Revenue Service (IRS) to review the cellulosic biofuel producer tax credits claimed in the 2009 federal income tax return. Pending the timing and outcome of the IRS review, which is not determinable at this time, PCA expects the reserve for uncertain tax positions to change significantly. PCA estimates the change in uncertain tax positions to be between $0 and $104.7 million due to potential changes upon IRS examination.

16.	ALTERNATIVE ENERGY TAX CREDITS

The Company generated black liquor as a by-product of its pulp manufacturing process and used it in a mixture with diesel fuel during 2009 to produce energy at its Counce, Tennessee, Valdosta, Georgia, and Tomahawk, Wisconsin mills. Through December 31, 2009, the U.S. Internal Revenue Code provided a $0.50 per gallon refundable tax credit for taxpayers who used alternative fuels in their trade or business. As a registered alternative fuel mixer, the Company believes the use of black liquor as an alternative fuel through December 31, 2009 qualified for this tax credit. After December 31, 2009, the alternative fuel mixture credit for a mixture of black liquor and diesel fuel used is no longer available. During the first quarter of 2010, the Chief Counsel’s Office of the Internal Revenue Service released Memorandum AM2010-001, which provided clarification about the calculation of the alternative fuel mixture credit for black liquor. As a result, during the first quarter of 2010 the Company released the reserve of $9.2 million that was established in 2009 due to the ambiguity in the calculation of the credit. This reserve release resulted in additional income of $9.2 million, which was recorded in Alternative Fuel Mixture Tax Credits on the income statement in the first quarter of 2010.

Packaging Corporation of America

Notes to Consolidated Financial Statements (Continued)
December 31, 2010

The total alternative fuel mixture credits earned by PCA in 2008 and 2009 were $185.4 million, which was recorded as income with a corresponding receivable on its balance sheet during 2009 when the Company received their registration as a producer of alternative fuels. As federal cash taxes became due, PCA applied these credits against the taxes due. The laws governing the taxability of the alternative fuel mixture credit are not completely defined. The IRS has not issued definitive guidance regarding such taxability. PCA believes that the manner in which the credit was claimed will not subject the Company to federal or state income taxes on such benefits. If it is determined that any of the credits are subject to taxation, PCA will be required to pay those taxes and take a corresponding charge to its income.

In a Chief Counsel’s Office of the Internal Revenue Service Memorandum AM2010-002 dated June 28, 2010, the IRS concluded that black liquor also qualifies for the taxable cellulosic biofuel producer credit of $1.01 per gallon of biofuel produced in 2009. PCA received the required cellulosic biofuel producer registration code on September 13, 2010. In a Chief Counsel’s Office of the Internal Revenue Service Memorandum AM2010-004 dated October 5, 2010, the IRS concluded that a black liquor producer may claim the alternative fuel mixture credit and the cellulosic biofuel producer credit in the same taxable year for different volumes of black liquor (the same gallon of fuel cannot receive both credits but can be claimed as either alternative fuel mixture credit or the cellulosic biofuel producer credit).

Based upon both the IRS memoranda and guidance regarding the cellulosic biofuel producer credit, during the quarter ended September 30, 2010 and upon receipt of the cellulosic biofuel registration, the Company analyzed the additional potential benefits from claiming the cellulosic biofuel producer credit for 2009 instead of the alternative fuel mixture credit, or claiming a combination of the two credits for 2009. For the gallons of alternative fuels produced in 2009 at three of our four mills, PCA claimed about two-thirds of the gallons as cellulosic biofuel producer credits and about one-third of the gallons as alternative fuel mixture credits. As a result, during the quarter ended September 30, 2010, the Company recorded a charge of $(111.9) million in Other Expense, Net due to the reversal of a portion of the income previously recorded from alternative fuel mixture credits and a $145.8 million benefit in the Benefit (Provision) for Income Taxes to reflect the reallocation of gallons to the cellulosic biofuel producer credit. The net impact of the reallocation of the gallons between the two credits resulted in additional net income impact of $33.4 million in the third quarter of 2010. Additional expenses of $0.8 million ($0.5 million after tax) related to the cellulosic biofuel producer credit were also recorded.

During the quarter ended December 31, 2010, the Company determined that its proprietary biofuel process at the Filer City, Michigan mill would likely qualify for the 2009 cellulosic biofuel producer credit. The Company amended the 2009 federal return in December 2010 to claim these gallons, resulting in $107.0 million of cellulosic biofuel producer credits. Due to the unique and proprietary nature of the Filer City mill process, IRS guidelines do not specifically address the process and uncertainty exists. As a result, the Company increased the reserve for uncertain tax positions under ASC 740 by $102.0 million, which resulted in a fourth quarter net benefit of $5.0 million. The Company expects the IRS to review the cellulosic biofuel producer tax credits claimed in the 2009 federal income tax return. Similar to the quarter ended September 30, 2010, the Company analyzed the appropriate combination of the cellulosic biofuel producer credit and the alternative fuel mixture credit. As a result, the Company recorded income of $16.4 million in Other Expense, Net, representing gallons reallocated to the alternative fuel credits per the amended 2009 federal return.

The amount of credits that the Company can apply against future federal taxes owed will be dependent upon the timing and amount of PCA’s future taxable income. As of December 31, 2010, including $102.0 million recorded as a reserve for uncertain tax positions under ASC 740, PCA has as much as $206.1 million of tax credits (of which $200.3 million is related to cellulosic biofuel tax credits and recorded

Packaging Corporation of America

Notes to Consolidated Financial Statements (Continued)
December 31, 2010

in deferred tax assets and $5.8 million related to alternative fuel mixture credits and recorded as an offset to accrued federal and state income tax liabilities) to be used to offset future cash tax payments. The cellulosic biofuel producer credit carryforward must be utilized to offset federal taxes owed by December 31, 2015, at which time the credit carryforward expires. A valuation allowance was not recorded against the deferred tax asset for this credit carryforward since the Company believes the credit can be fully utilized before expiration. If it is determined that any of the credit carryforward will become subject to expiration, PCA will reduce the deferred tax asset and record a corresponding charge to income.

17.	RELATED PARTY TRANSACTIONS

At December 31, 2010 and 2009, PCA owned approximately 29% of Southern Timber Venture, LLC (“STV”) and had not guaranteed the debt of STV and has no future funding requirements. There is no carrying value of the Company’s investment in STV under the equity method at December 31, 2010 and 2009. PCA did not receive any dividends from STV in 2010, 2009 or 2008.

PCA purchased pulpwood directly from STV for its Valdosta mill until November 2010, when STV sold its timberlands to another entity. PCA purchased $2.7 million, $3.4 million and $3.0 million of pulpwood for its Valdosta, Georgia mill from STV during the years ended December 31, 2010, 2009 and 2008, respectively.

Unaudited Financial information for STV is as follows:

	Year Ended December 31,
	2010	2009	2008
	(In thousands)

Net sales	$4,547	$5,172	$5,910
Gross profit (loss)	(1,177)	(450)	(632)
Gain from sale of timberlands	13,285	—	364
Net income (loss)	6,221	(5,912)	(4,947)

18.	ACQUISITIONS

On July 2, 2009, the Company acquired a specialty sheet business located in Chicago, Illinois for approximately $3.1 million, net of cash acquired. The purchase method of accounting was used to account for the acquisition. Goodwill of $1.7 million (which is deductible for income tax purposes) was recorded in connection with the acquisition. Sales and total assets of the acquisition were not material to the Company’s overall sales and total assets prior to the acquisition. Operating results of the plant subsequent to the date of acquisition are included in the Company’s operating results.

19.	SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the filing date of this Form 10-K and determined there were no events to disclose.

Packaging Corporation of America

Notes to Consolidated Financial Statements (Continued)
December 31, 2010

20.	QUARTERLY FINANCIAL DATA (UNAUDITED)

	Fiscal Quarter
	First	Second	Third	Fourth	Total
		(In thousands, except per share amounts)

2010:
Net sales	$550,732	$615,459	$642,764	$626,651	$2,435,606
Gross profit	86,799	131,665	166,452	147,284	532,200
Income from operations	33,616	67,746	(12,342)	96,362	185,382
Net income	19,194	38,030	93,320	54,891	205,435
Basic earnings per share	0.19	0.37	0.92	0.54	2.02
Diluted earnings per share	0.19	0.37	0.91	0.54	2.00
Stock price — high	25.83	26.48	25.50	27.08	27.08
Stock price — low	20.63	20.00	21.19	22.68	20.00
2009:
Net sales	$512,378	$549,381	$553,573	$532,257	$2,147,589
Gross profit	110,008	118,499	110,532	87,538	426,577
Income from operations	49,607	135,717	96,331	70,799	352,454
Net income	25,676	108,881	72,655	58,683	265,895
Basic earnings per share	0.25	1.07	0.71	0.58	2.62
Diluted earnings per share	0.25	1.07	0.71	0.57	2.60
Stock price — high	15.49	17.24	21.99	24.18	24.18
Stock price — low	9.66	12.43	15.19	18.21	9.66

Note:	The sum of the quarters may not equal the total of the respective year’s earnings per share on either a basic or diluted basis due to changes in the weighted average shares outstanding throughout the year.

For the three months ended September 30, 2010, income from operations was decreased by $111.9 million due to the reversal of a portion of income previously recorded from alternative fuel mixture tax credits in order to claim the cellulosic biofuel producer credits that are recorded as a benefit in the provision for income taxes.

For the three months ended March 31, September 30, and December 31, 2010, net income was increased by $9.2 million or $0.09 per share, $33.4 million or $0.33 per share, and $5.0 million or $0.05 per share, respectively, due to the alternative energy tax credits.

For the three months ended March 31, June 30, September 30, and December 31, net income was decreased by $2.5 million or $0.02 per share, $1.1 million or $0.01 per share, $1.8 million or $0.02 per share, and $3.2 million or $0.03 per share, respectively, due to asset disposal and facilities closure charges.

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