Form 10-Q
period 2011-03-31
PACKAGING CORP OF AMERICA
filed 2011-05-10
CIK 75677

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2011
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

As of May 6, 2011, the Registrant had outstanding 101,939,815 shares of common stock, par value $0.01 per share.

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
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements.

Packaging Corporation of America

Condensed Consolidated Balance Sheets
(Unaudited)

	March 31,	December 31,
	2011	2010
(In thousands, except share and per share amounts)		(Audited)

ASSETS
Current assets:
Cash and cash equivalents	$173,014	$196,556
Accounts receivable, net of allowance for doubtful accounts and customer deductions of $4,984 and $5,413 as of March 31, 2011 and December 31, 2010, respectively	308,816	293,159
Inventories	233,916	241,142
Prepaid expenses and other current assets	20,754	16,952
Deferred income taxes	35,604	50,232

Total current assets	772,104	798,041
Property, plant and equipment, net	1,360,140	1,337,986
Goodwill	38,854	38,854
Other intangible assets, net	10,771	10,975
Other long-term assets	39,078	38,418

Total assets	$2,220,947	$2,224,274

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt and current maturities of long-term debt	$109,000	$109,000
Capital lease obligations	682	670
Accounts payable	167,822	154,130
Dividends payable	20,477	15,351
Accrued interest	4,359	12,598
Federal and state income taxes payable	7,019	2,601
Accrued liabilities	77,952	111,208

Total current liabilities	387,311	405,558
Long-term liabilities:
Long-term debt	549,186	549,099
Capital lease obligations	21,657	21,832
Deferred income taxes	9,179	9,190
Pension and postretirement benefit plans	100,904	97,914
Cellulosic biofuel tax reserve	102,051	102,051
Other long-term liabilities	30,163	29,629

Total long-term liabilities	813,140	809,715
Stockholders’ equity:
Common stock, par value $0.01 per share, 300,000,000 shares authorized, 101,979,137 and 102,308,231 shares issued as of March 31, 2011 and December 31, 2010, respectively	1,020	1,023
Additional paid in capital	350,446	362,248
Retained earnings	707,059	690,111
Accumulated other comprehensive income (loss), net of tax:
Unrealized gain on treasury locks, net	7,402	2,164
Unrealized loss on foreign currency exchange contracts	(444)	(607)
Unfunded employee benefit obligations	(44,987)	(45,938)

Total accumulated other comprehensive loss	(38,029)	(44,381)

Total stockholders’ equity	1,020,496	1,009,001

Total liabilities and stockholders’ equity	$2,220,947	$2,224,274

See notes to condensed consolidated financial statements.

Packaging Corporation of America

Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended
	March 31,
	2011	2010
(In thousands, except per share amounts)

Net sales	$629,500	$550,732
Cost of sales	(496,359)	(463,933)

Gross profit	133,141	86,799
Selling and administrative expenses	(47,952)	(44,277)
Corporate overhead	(15,553)	(12,630)
Alternative fuel mixture tax credits	—	9,235
Other expense, net	(3,733)	(5,511)

Income from operations	65,903	33,616
Interest expense, net	(6,903)	(8,723)

Income before taxes	59,000	24,893
Provision for income taxes	(21,583)	(5,699)

Net income	$37,417	$19,194

Weighted average common shares outstanding:
Basic	100,741	101,928
Diluted	101,909	102,876
Net income per common share:
Basic	$0.37	$0.19

Diluted	$0.37	$0.19

Dividends declared per common share	$0.20	$0.15

See notes to condensed consolidated financial statements.

Packaging Corporation of America

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
	2011	2010
(In thousands)

Cash Flows from Operating Activities:
Net income	$37,417	$19,194
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	39,296	38,641
Amortization of financing costs	138	191
Amortization of net gain on treasury lock	(462)	(462)
Share-based compensation expense	1,750	1,236
Deferred income tax provision	5,680	6,525
Loss on disposals of property, plant and equipment	3,355	2,810
Alternative fuel mixture tax credits receivable	—	(9,235)
Changes in operating assets and liabilities:
(Increase) decrease in assets —
Accounts receivable	(15,657)	(32,822)
Inventories	7,226	(2,235)
Prepaid expenses and other current assets	(3,536)	(13,876)
Increase (decrease) in liabilities —
Accounts payable	15,551	31,457
Accrued liabilities	(32,299)	(33,352)
Other, net	5,491	6,432

Net cash provided by operating activities	63,950	14,504

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(64,731)	(63,137)
Additions to other long term assets	(2,045)	(1,180)
Proceeds from disposals of property, plant and equipment	289	55

Net cash used for investing activities	(66,487)	(64,262)

Cash Flows from Financing Activities:
Payments on long-term debt	(163)	(153)
Settlement of treasury lock	9,910	—
Common stock dividends paid	(15,351)	(15,451)
Repurchases of common stock	(19,095)	—
Proceeds from exercise of stock options	3,205	1,906
Excess tax benefits from share-based awards	489	330

Net cash used for financing activities	(21,005)	(13,368)

Net decrease in cash and cash equivalents	(23,542)	(63,126)
Cash and cash equivalents, beginning of period	196,556	260,727

Cash and cash equivalents, end of period	$173,014	$197,601

See notes to condensed consolidated financial statements.

Packaging Corporation of America

Notes to Condensed Consolidated Financial Statements
(Unaudited)
March 31, 2011

1.	Basis of Presentation

The condensed consolidated financial statements as of March 31, 2011 and 2010 of Packaging Corporation of America (“PCA” or the “Company”) and for the three month periods then ended are unaudited but include all adjustments (consisting only of normal recurring adjustments) that management considers necessary for a fair presentation of such financial statements. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with Article 10 of SEC Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete audited financial statements. Operating results for the period ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. These condensed consolidated financial statements should be read in conjunction with PCA’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

Recent Accounting Pronouncements

In December 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-28, “Intangibles — Goodwill and Other (Topic 350) — When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.” This ASU modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For such reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. ASU 2010-28 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. The adoption of this guidance on January 1, 2011 did not have any impact on the Company’s financial position, results of operations or cash flows.

Packaging Corporation of America

Notes to Condensed Consolidated Financial Statements
(Unaudited)
March 31, 2011

2.	Summary of Accounting Policies (Continued)

In January 2010, the FASB issued ASU 2010-06, “Fair Value Measurements and Disclosures (Topic 820) — Improving Disclosures about Fair Value Measurements.” This ASU requires new disclosures and clarifies existing disclosure requirements about fair value measurement as set forth in Accounting Standards Codification (“ASC”) 820. ASU 2010-06 amends ASC 820 to now require: (1) a reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers; and (2) in the reconciliation for fair value measurements using significant unobservable inputs, a reporting entity should present separately information about purchases, sales, issuances, and settlements. In addition, ASU 2010-06 clarifies the requirements of existing disclosures. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. As of January 1, 2011, the Company has adopted all disclosure provisions of this guidance. See Note 12 for additional information.

3.	Earnings Per Share

The following table sets forth the computation of basic and diluted income per common share for the periods presented.

	Three Months Ended
	March 31,
	2011	2010
(In thousands, except per share data)

Numerator:
Net income	$37,417	$19,194
Denominator:
Basic common shares outstanding	100,741	101,928
Effect of dilutive securities:
Stock options	332	255
Unvested restricted stock	836	693

Dilutive common shares outstanding	101,909	102,876

Basic income per common share	$0.37	$0.19
Diluted income per common share	$0.37	$0.19

Options to purchase 0.6 million shares for the three month period ended March 31, 2010, were not included in the computation of diluted common shares outstanding as their exercise price exceeded the average market price of the Company’s common stock for the respective reporting period. All outstanding options to purchase shares for the three months ended March 31, 2011 were included in the computation of diluted common shares outstanding.

Packaging Corporation of America

Notes to Condensed Consolidated Financial Statements
(Unaudited)
March 31, 2011

4.	Comprehensive Income

Comprehensive income is as follows:

	Three Months Ended
	March 31,
	2011	2010
(In thousands)

Net income	$37,417	$19,194
Other comprehensive income, net of tax:
Amortization of unfunded employee benefit obligations	951	895
Amortization of net gain on treasury locks	(282)	(462)
Unrealized gain on treasury locks	5,520	—
Unrealized gains (losses) on foreign currency exchange contracts	163	(811)

Comprehensive income	$43,769	$18,816

5.	Stock-Based Compensation

In October 1999, the Company adopted a long-term equity incentive plan, which provides for grants of stock options, stock appreciation rights, restricted stock and performance awards to directors, officers and employees of PCA, as well as others who engage in services for PCA. Option awards granted to directors, officers and employees have contractual lives of seven or ten years. Options granted to officers and employees vest ratably over a three-year period, and options granted to directors vest immediately. Restricted stock awards granted to employees generally vest at the end of a four-year period, and restricted stock awards granted to directors vest at the end of a six-month period. The plan, which will terminate on October 19, 2014, provides for the issuance of up to 8,550,000 shares of common stock over the life of the plan. As of March 31, 2011, options and restricted stock of 7,288,381 shares have been granted, net of forfeitures. Forfeitures are added back to the pool of shares of common stock available to be granted at a future date.

Compensation expense for both stock options, which were fully vested at June 30, 2010, and restricted stock recognized in the condensed consolidated statements of income for the three-month periods ended March 31, 2011 and 2010 was as follows:

	Three Months Ended
	March 31,
	2011	2010
(In thousands)

Stock options	$—	$157
Restricted stock	1,750	1,079

Impact on income before income taxes	1,750	1,236
Income tax benefit	(681)	(481)

Impact on net income	$1,069	$755

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

Packaging Corporation of America

Notes to Condensed Consolidated Financial Statements
(Unaudited)
March 31, 2011

5.	Stock-Based Compensation (Continued)

grant. The fair value of restricted stock is determined based on the closing price of the Company’s common stock on the grant date. There were no option grants during the first three months of 2011.

A summary of the Company’s stock option activity and related information follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term (years)	Value
				(In thousands)

Outstanding at December 31, 2010	1,568,384	$21.38
Exercised	(161,992)	19.78

Outstanding and exercisable at March 31, 2011	1,406,392	$21.56	2.2	$10,303

The total intrinsic value of options exercised during the three months ended March 31, 2011 and 2010 was $1.5 million and $0.8 million, respectively. As of March 31, 2011, there is no unrecognized compensation cost related to stock option awards granted under the Company’s equity incentive plan as all outstanding awards have vested.

A summary of the Company’s restricted stock activity follows:

	2011		2010
		Fair Market		Fair Market
		Value at		Value at
		Date of		Date of
(Dollars in thousands)	Shares	Grant	Shares	Grant

Restricted stock at January 1	1,478,000	$30,600	1,235,505	$24,718
Granted	200,000	5,796	—	—
Vested	(1,970)	(41)	(113,580)	(2,277)
Cancellations	(1,150)	(24)	(7,320)	(145)

Restricted stock at March 31	1,674,880	$36,331	1,114,605	$22,296

The Company generally recognizes compensation expense associated with restricted stock awards ratably over their vesting periods. As PCA’s Board of Directors has the ability to accelerate vesting of restricted stock upon an employee’s retirement, the Company accelerates the recognition of compensation expense for certain employees approaching normal retirement age. As of March 31, 2011, there was $19.3 million of total unrecognized compensation costs related to the above restricted stock awards. The Company expects to recognize the cost of these stock awards over a weighted-average period of 2.7 years.

Packaging Corporation of America

Notes to Condensed Consolidated Financial Statements
(Unaudited)
March 31, 2011

6.	Inventories

The components of inventories are as follows:

	March 31,	December 31,
	2011	2010
(In thousands)		(Audited)

Raw materials	$120,572	$126,401
Work in process	7,743	6,395
Finished goods	72,585	73,710
Supplies and materials	102,647	102,720

Inventories at FIFO or average cost	303,547	309,226
Excess of FIFO or average cost over LIFO cost	(69,631)	(68,084)

Inventories, net	$233,916	$241,142

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

7.	Other Intangible Assets

The components of other intangible assets are as follows:

		As of March 31, 2011		As of December 31, 2010
	Weighted	Gross		Gross
	Average	Carrying	Accumulated	Carrying	Accumulated
	Remaining Life	Amount	Amortization	Amount	Amortization
(In thousands)				(Audited)

Customer lists and relations	31.7 years	$17,441	$6,670	$17,441	$6,466

8.	Employee Benefit Plans and Other Postretirement Benefits

For the three months ended March 31, 2011 and 2010, net pension costs were comprised of the following:

	Three Months
	Ended
	March 31,
	2011	2010
(In thousands)

Components of Net Pension Costs
Service cost for benefits earned during the year	$4,952	$4,579
Interest cost on accumulated benefit obligation	3,368	3,023
Expected return on assets	(3,385)	(2,802)
Net amortization of unrecognized amounts	1,548	1,483

Net pension costs	$6,483	$6,283

The Company makes pension plan contributions that are sufficient to fund its actuarially determined costs, generally equal to the minimum amounts required by the Employee Retirement Income Security Act (ERISA). However, from time to time the Company may make discretionary contributions in excess of the required minimum

Packaging Corporation of America

Notes to Condensed Consolidated Financial Statements
(Unaudited)
March 31, 2011

8.	Employee Benefit Plans and Other Postretirement Benefits (Continued)

amounts. The Company expects to contribute $22.1 million to the pension plans in 2011, of which $2.1 million has been contributed through March 31, 2011.

For the three months ended March 31, 2011 and 2010, net postretirement costs were comprised of the following:

	Three Months
	Ended
	March 31,
	2011	2010
(In thousands)

Components of Net Postretirement Costs
Service cost for benefits earned during the year	$400	$350
Interest cost on accumulated benefit obligation	297	283
Net amortization of unrecognized amounts	8	(19)

Net postretirement costs	$705	$614

9.	Transfers of Financial Assets

PCA has an on-balance sheet securitization program for its trade accounts receivable that is accounted for as a secured borrowing under ASC 860, “Transfers and Servicing.” To effectuate this program, the Company formed a wholly owned, limited-purpose subsidiary, Packaging Credit Company, LLC (“PCC”), which in turn formed a wholly owned, bankruptcy-remote, special-purpose subsidiary, Packaging Receivables Company, LLC (“PRC”), for the purpose of acquiring receivables from PCC. Both of these entities are included in the consolidated financial statements of the Company. Under this program, PCC purchases on an ongoing basis substantially all of the receivables of the Company and sells such receivables to PRC. PRC and lenders established a $150.0 million receivables-backed revolving credit facility (“Receivables Credit Facility”) through which PRC obtains funds to purchase receivables from PCC. The receivables purchased by PRC are solely the property of PRC. In the event of liquidation of PRC, the creditors of PRC would be entitled to satisfy their claims from PRC’s assets prior to any distribution to PCC or the Company. Credit available under the receivables credit facility is on a borrowing-base formula. As a result, the full amount of the facility may not be available at all times. On March 1, 2011, PCA renewed the facility, which was scheduled to expire on March 1, 2011, to February 28, 2012. At March 31, 2011, $109.0 million was outstanding and included in “Short-term debt and current maturities of long-term debt” on the condensed consolidated balance sheet. Substantially all accounts receivable at March 31, 2011 have been sold to PRC and are included in “Accounts receivable, net of allowance for doubtful accounts and customer deductions” on the condensed consolidated balance sheet.

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

Packaging Corporation of America

Notes to Condensed Consolidated Financial Statements
(Unaudited)
March 31, 2011

10.	Derivative Instruments and Hedging Activities (Continued)

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

On May 25, 2010, in connection with a contemplated issuance of ten-year debt securities to eventually refinance PCA’s currently outstanding $400.0 million of senior notes that mature in 2013, PCA entered into interest rate protection agreements with counterparties to protect against increases in the ten-year U.S. Treasury Note rate. The treasury rate will serve as a reference in determining the interest rate applicable to the new debt securities the Company expects to issue in the future. The interest rate protection agreements were properly documented and designated as cash flow hedges at inception. On February 4, 2011, PCA settled the treasury locks and received a payment of $9.9 million. The settlement was recorded in accumulated other comprehensive income (loss) and will be amortized over the terms of the respective notes once issued. At March 31, 2011, the Company did not have any interest rate protection agreements outstanding.

Foreign Currency Exchange Rate Risk

In connection with the energy optimization projects at its Valdosta, Georgia mill and Counce, Tennessee mill, the Company entered into foreign currency forward contracts on July 27, 2010 and September 30, 2010 to hedge its exposure to forecasted purchases of machinery and equipment denominated in foreign currencies. The foreign currency forward contracts were properly documented and designated as cash flow hedges at inception. At March 31, 2011, the Company had a notional value of $4.5 million in foreign currency exchange contracts outstanding that are expected to settle by the end of the third quarter of 2011.

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
March 31, 2011

10.	Derivative Instruments and Hedging Activities (Continued)

Derivative Instruments

The fair value of the foreign currency forward contracts at March 31, 2011 was $0.3 million, which is included in “Prepaid expenses and other current assets” on the Company’s condensed consolidated balance sheet at March 31, 2011.

The impact of derivative instruments on the condensed consolidated statements of income and accumulated OCI is as follows:

	Amount of Net Gain
	(Loss) Recognized in
	Accumulated OCI
	(Effective Portion)
	March 31,
	2011	2010
(In thousands)

Treasury locks, net of tax	$7,402	$4,050
Foreign currency exchange contracts, net of tax	(444)	(811)

Total	$6,958	$3,239

	Amount of Gain (Loss)
	Reclassified from
	Accumulated OCI into
	Income
	(Effective Portion)
	Three Months Ended
	March 31,
Location	2011	2010
(In thousands)

Interest expense, net	$462	$462

The amount of gain recognized from accumulated OCI into income is associated with settlements of treasury locks in 2003 and 2008. The net amount of settlement gains or losses on derivative instruments included in accumulated OCI to be realized during the next 12 months is a net gain of $1.8 million ($1.2 million after tax) at March 31, 2011. Mark to market gains and losses on derivative instruments included in accumulated OCI will be reclassified into earnings in the same periods during which the hedged transactions affect earnings. There were no ineffective portions of these contracts during the period.

Packaging Corporation of America

Notes to Condensed Consolidated Financial Statements
(Unaudited)
March 31, 2011

11.	Financial Instruments

The carrying and estimated fair values of PCA’s financial instruments at March 31, 2011 and December 31, 2010 were as follows:

	March 31, 2011		December 31, 2010
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
(In thousands)			(Audited)

Cash and cash equivalents	$172,515	$172,515	$196,556	$196,556
Long-term debt —
5.75% senior notes	(399,229)	(431,808)	(399,143)	(430,464)
6.50% senior notes	(149,957)	(162,000)	(149,956)	(158,800)
Receivables credit facility	(109,000)	(109,000)	(109,000)	(109,000)
Capital lease obligations	(22,339)	(22,339)	(22,502)	(22,502)

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

Assets and liabilities measured at fair value on a recurring basis are as follows:

	As of March 31, 2011
			Measurement
			Approach			As of December 31, 2010
	Carrying	Fair		Valuation		Carrying	Fair
	Value	Value	Level	Technique		Value	Value
(In thousands)						(Audited)

Current Assets
Money market funds	$172,515	$172,515	1	(a	)	$196,058	$196,058
Foreign currency exchange contracts	278	278	2	(a	)	12	12
Long-Term Assets
Treasury locks	—	—	2	(a	)	872	872

Packaging Corporation of America

Notes to Condensed Consolidated Financial Statements
(Unaudited)
March 31, 2011

12.	Fair Value Measurements (Continued)

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

The potential costs for various environmental matters are uncertain due to such factors as the unknown magnitude of possible cleanup costs, the complexity and evolving nature of governmental laws and regulations and their interpretations, and the timing, varying costs and effectiveness of alternative cleanup technologies. From 1994 through March 31, 2011, remediation costs at PCA’s mills and corrugated plants totaled approximately $3.2 million. As of March 31, 2011, the Company maintained an environmental reserve of $10.0 million relating to on-site landfills and surface impoundments as well as ongoing and anticipated remedial projects. Liabilities recorded for environmental contingencies are estimates of the probable costs based upon available information and assumptions. Because of these uncertainties, PCA’s estimates may change. As of the date of this filing, the Company believes that it is not reasonably possible that future environmental expenditures for remediation costs and asset retirement obligations above the $10.0 million accrued as of March 31, 2011, will have a material impact on its financial condition, results of operations, or cash flows.

14.	Stock Repurchase Program

On October 17, 2007, PCA announced that its Board of Directors authorized a $150.0 million common stock repurchase program. There is no expiration date for the common stock repurchase program. Through March 31, 2011, the Company repurchased 6,177,357 shares of common stock, with 618,236 shares repurchased for $17.2 million, or $27.88 per share, during the first quarter of 2011. Of these shares, 3,300 shares were purchased for $0.1 million during the last several days of March and were subsequently settled and retired in April. All of the remaining shares purchased during the first quarter were retired prior to March 31, 2011. Additionally, 75,000 shares purchased for $2.0 million during the last several days in December 2010 settled and retired in January 2011. As of March 31, 2011, $6.9 million of the $150.0 million authorization remained available for repurchase of the Company’s common stock.

On February 22, 2011, PCA announced that its Board of Directors had authorized the repurchase of an additional $100.0 million of the Company’s outstanding common stock, which remains available as of March 31, 2011, for repurchase of the Company’s common stock.

15.	Alternative Energy Tax Credits

The Company generated black liquor as a by-product of its pulp manufacturing process and used it in a mixture with diesel fuel during 2009 to produce energy at its Counce, Tennessee, Valdosta, Georgia, and Tomahawk, Wisconsin mills. Through December 31, 2009, the U.S. Internal Revenue Code provided a $0.50 per gallon refundable tax credit for taxpayers who used alternative fuels in their trade or business. During the first quarter of 2010, the IRS released a memorandum which provided clarification about the calculation of the alternative fuel mixture credit for black liquor. As a result, during the first quarter of 2010 the Company released a reserve of $9.2 million that was established in 2009 due to the ambiguity in the calculation of the credit. This reserve release

Packaging Corporation of America

Notes to Condensed Consolidated Financial Statements
(Unaudited)
March 31, 2011

15.	Alternative Energy Tax Credits (Continued)

resulted in additional income of $9.2 million, which was recorded in alternative fuel mixture tax credits on the income statement in the first quarter of 2010.

The laws governing the taxability of the alternative fuel mixture credit are not completely defined. The IRS has not issued definitive guidance regarding such taxability. PCA believes that the manner in which the credit was claimed will not subject the Company to federal or state income taxes on such benefits. If it is determined that any of the alternative fuel mixture credits are subject to taxation, PCA will be required to pay those taxes and take a corresponding charge to its income.

In an IRS memorandum released during the second quarter of 2010, the IRS concluded that black liquor also qualifies for the taxable cellulosic biofuel producer credit of $1.01 per gallon of biofuel produced in 2009. In a subsequent memorandum, the IRS concluded that a black liquor producer may claim the alternative fuel mixture credit and the cellulosic biofuel producer credit in the same taxable year for different volumes of black liquor (the same gallon of fuel cannot receive both credits but can be claimed as either alternative fuel mixture credit or the cellulosic biofuel producer credit). PCA received the required cellulosic biofuel producer registration code in September 2010.

Based upon both the IRS memoranda and guidance regarding the cellulosic biofuel producer credit, the Company analyzed the additional potential benefits from claiming the cellulosic biofuel producer credit for 2009 instead of the alternative fuel mixture credit, or claiming a combination of the two credits for 2009. For the gallons of alternative fuels produced in 2009, PCA claimed about two-thirds of the gallons as cellulosic biofuel producer credits and about one-third of the gallons as alternative fuel mixture credits, resulting in additional income of $33.4 million recorded during the third quarter of 2010.

During the fourth quarter of 2010 the Company determined that its proprietary biofuel process at the Filer City, Michigan mill would likely qualify for the 2009 cellulosic biofuel producer credit. The Company amended the 2009 federal return in December 2010 to claim these gallons, resulting in $107.0 million of cellulosic biofuel producer credits. Due to the unique and proprietary nature of the Filer City mill process, IRS guidelines do not specifically address the process and uncertainty exists. As a result, the Company increased the reserve for uncertain tax positions under ASC 740 by $102.0 million, which resulted in a net benefit of $5.0 million recorded during the fourth quarter of 2010. During the first quarter of 2011, the Company received notification that the IRS will begin its review of the cellulosic biofuel producer tax credits claimed in the 2009 federal income tax return.

The amount of credits that the Company can apply against future federal taxes owed will be dependent upon the timing and amount of PCA’s future taxable income. As of March 31, 2011, including the reserve for uncertain tax positions, PCA has as much as $206.1 million of tax credits (of which $200.3 million is related to cellulosic biofuel tax credits and $5.8 million related to alternative fuel mixture credits ) to be used to offset future tax payments. The cellulosic biofuel producer credit carryforward must be utilized to offset federal taxes owed by December 31, 2015, at which time the credit carryforward expires. A valuation allowance was not recorded against the deferred tax asset for this credit carryforward since the Company believes the credit can be fully utilized before expiration. If it is determined that any of the credit carryforward will become subject to expiration, PCA will reduce the deferred tax asset and record a corresponding charge to income.

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

Packaging Corporation of America

Notes to Condensed Consolidated Financial Statements
(Unaudited)
March 31, 2011

16.	Legal Proceedings (Continued)

alleges that the defendants conspired to limit the supply of containerboard, and that the purpose and effect of the alleged conspiracy was to artificially increase prices of containerboard products during the period of August 2005 to the time of filing of the complaints. The complaint was filed as a purported class action suit on behalf of all purchasers of containerboard products during such period. The complaint seeks treble damages and costs, including attorney’s fees. The defendants’ motions to dismiss the complaint were denied by the court in April 2011. PCA believes the allegations are without merit and will defend this lawsuit vigorously. However, as the lawsuit is in preliminary stages, PCA is unable to predict the ultimate outcome or estimate a range of reasonably possible losses.

17.	Subsequent Events

The Company has disclosed the following subsequent events in accordance with ASC 855, Subsequent Events.” Subsequent events have been evaluated through the filing date of this Form 10-Q.

•	On April 4, 2011, the Company’s Valdosta, Georgia mill had a fire that was confined to the turbine generator room. There was no damage to major equipment or other areas of the mill. PCA will be filing an insurance claim in the second quarter of 2011 for the total cost of the fire, including asset write-offs, repair costs and production losses, which are subject to a $3.0 million deductible.

•	On April 14, 2011, the Company acquired Field Packaging Group, a corrugated products manufacturer, located in Chicago, Illinois. Sales and total assets of the acquisition were not material to the Company’s overall sales and total assets prior to the acquisition. Operating results of the acquisition subsequent to April 14, 2011 will be included in the Company’s 2011 operating results. The Company is currently allocating the purchase price to the assets acquired and liabilities assumed.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Industry Conditions

Market conditions for containerboard and corrugated products remained favorable during the first quarter of 2011. As reported by the Fibre Box Association, industry-wide shipments of corrugated products increased 2.0% for the three months ended March 31, 2011 compared to the same period in 2010 and March corrugated products shipments were up 4.1% above March 2010 levels. Containerboard industry production increased 1.8% in the first quarter 2011 compared to the first quarter of 2010 and reported industry containerboard inventories at the end of the first quarter 2011 were at the second lowest level for March in 30 years at approximately 2.3 million tons. Published prices for containerboard did not change during first quarter 2011.

PCA Operations Summary

During the first quarter of 2011, we produced approximately 602,000 tons of containerboard at our mills and sold about 7.9 billion square feet (“bsf”) of corrugated products. Our corrugated products shipments were up 3.1% compared to the first quarter of 2010. Containerboard volume sold to domestic and export customers increased 1.0% for the three months ended March 31, 2011 compared to the same period in 2010. Sales prices of containerboard and corrugated products were higher than the first quarter of 2010 as a result of January and April 2010 containerboard price increases and the pass-through of those price increases to corrugated products.

Industry published recycled fiber prices were up compared to the first quarter 2010 average price by almost 20% and increased approximately $5 per ton, or 3%, compared to the fourth quarter 2010. Purchased fuel costs in the first quarter of 2011 increased 7% compared to the fourth quarter 2010, and over the same time period electricity prices increased 4%. Transportation costs increased compared to both first quarter 2010 and fourth quarter 2010 driven by higher diesel prices. Energy costs in the second quarter of 2011 are expected to increase driven by increased electricity and fuel prices partially offset by lower usage associated with warmer weather. Chemical costs increased about 35% over first quarter 2010 and were up 5% over fourth quarter 2010 levels. Wood fiber costs increased compared to the fourth quarter of 2010 but were lower than last year’s first quarter.

As disclosed in Note 15 to the condensed consolidated financial statements, the Company is a producer of black liquor, which is considered an alternative fuel when mixed with diesel, making the black liquor an alternative fuel eligible for a $0.50 per gallon refundable alternative fuel mixture tax credit through December 31, 2009. During the first quarter of 2010, the IRS released a memorandum which provided clarification about the calculation of the alternative fuel mixture credit for black liquor. As a result, during the first quarter of 2010 the Company released the reserve of $9.2 million that was established in 2009 due to the ambiguity in the calculation of the credit. This reserve release resulted in additional income of $9.2 million, which was recorded in alternative fuel mixture tax credits on the income statement in the first quarter of 2010.

Excluding the impact of the tax credit described above and asset disposal charges related to our mill energy projects and facility closure costs, we earned net income of $39.5 million ($0.39 per diluted share) in the first quarter of 2011 compared with $12.5 million ($0.12 per diluted share) in the first quarter of 2010. Management uses these measures to focus on PCA’s on-going operations and assess its operating performance and believes that it is useful to investors because it enables them to perform meaningful comparisons of past and present operating results. Reconciliations to the most comparable measure reported in accordance with GAAP are included elsewhere in this section under “Reconciliations of Non-GAAP Financial Measures to Reported Amounts.”

Looking ahead to the second quarter of 2011, our earnings, excluding special items, are expected to be lower than the first quarter of 2011 due to increased planned mill downtime and inflationary cost pressures. Annual maintenance outages and capital project related downtime will require planned downtime at each of our four mills. Total planned downtime and slowbacks will reduce mill production by about 39,000 tons, or about 17,000 tons more than the first quarter, and will increase production costs and annual outage related maintenance costs. We also expect inflationary cost pressures to continue as transportation, energy and chemical costs are currently higher than first quarter averages. Our corrugated products shipments are expected to increase and energy usage is expected to decrease with warmer weather.

Results of Operations

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

The historical results of operations of PCA for the three months ended March 31, 2011 and 2010 are set forth below:

	Three Months Ended
	March 31,
	2011	2010	Change
(In thousands)

Net sales	$629,500	$550,732	$78,768

Income from operations	$65,903	$33,616	$32,287
Interest expense, net	(6,903)	(8,723)	1,820

Income before taxes	59,000	24,893	34,107
Provision for income taxes	(21,583)	(5,699)	(15,884)

Net income	$37,417	$19,194	$18,223

Net Sales

Net sales increased by $78.8 million, or 14.3%, for the three months ended March 31, 2011 from the comparable period in 2010, primarily as a result of increased sales prices ($58.0 million) and higher sales volumes ($20.8 million) of corrugated products and containerboard to third parties.

Corrugated products shipments for the first quarter increased 3.1% compared to the first quarter of 2010 and on a shipments-per-workday basis increased 1.5%. Total corrugated products volume sold for the three months ended March 31, 2011 increased 0.3 billion square feet (“bsf”) to 7.9 bsf compared to 7.6 bsf in the first quarter of 2010. The percentage increase, on a shipments per workday basis, was lower due to one more workday in the first quarter of 2011 (64 days), those days not falling on a weekend or holiday, than the first quarter of 2010 (63 days).

Containerboard volume sold to outside domestic and export customers increased 1.0% for the three months ended March 31, 2011 compared to the same period in 2010. Containerboard mill production during the first quarter was 602,000 tons compared to 569,000 tons during the first quarter of 2010.

Income from Operations

Income from operations increased by $32.3 million, or 96.1%, for the three months ended March 31, 2011 compared to the three months ended March 31, 2010. Excluding special items, income from operations increased $40.8 million, primarily due to higher sales prices ($58.0 million) and volume ($9.7 million). Partially offsetting these items were increased costs for chemicals ($4.9 million), transportation ($4.8 million), labor ($3.8 million), medical and worker’s compensation ($3.1 million), incentive compensation ($3.0 million), recycled fiber ($1.7 million), other fringe benefits ($1.6 million) and the impact of severe winter weather ($3.5 million).

Gross profit increased $46.3 million, or 53.4%, for the three months ended March 31, 2011 from the comparable period in 2010, primarily due to the sales price and volume increases described above. Gross profit as a percentage of net sales increased to 21.2% of net sales for first quarter 2011 compared to 15.8% in the first quarter of 2010.

Selling and administrative expenses increased $3.7 million, or 8.3%, for the three months ended March 31, 2011 compared to the same period in 2010, as a result of higher salaries and fringe benefits ($2.6 million) from annual merit increases, as well as the timing of incentive compensation charges. Other increases included travel, entertainment and meeting costs ($0.6 million) and broker commissions ($0.3 million).

Corporate overhead increased $2.9 million, or 23.1%, for the three months ended March 31, 2011 compared to the same period in 2010, primarily due to higher salaries and fringe benefits ($2.4 million) from annual merit increases as well as the timing of incentive compensation charges and increased expenses related to outside services for legal matters ($0.6 million).

Other expense for the three months ended March 31, 2011 decreased $1.8 million or 32.3% compared to the first quarter of 2010, primarily due to expense related to the closure of the Ackerman, Mississippi sawmill in the first quarter of 2010 ($2.0 million).

Interest Expense, Net and Income Taxes

Net interest expense decreased $1.8 million, or 20.9%, for the three months ended March 31, 2011 from the three months ended March 31, 2010, primarily as a result of higher capitalized interest ($1.3 million) being recorded related to the Counce and Valdosta major energy optimization projects during the three months ended March 31, 2011 compared to the same period in 2010.

PCA’s effective tax rate was 36.6% for the three months ended March 31, 2011 and 22.9% for the comparable period in 2010 due to the impact of recording the alternative fuel mixture tax credits in 2010. Excluding the impact of the tax credits, the 2010 effective tax rate would have been 36.4% for the three months ended March 31, 2010. The effective tax rate varies from the U.S. federal statutory tax rate of 35% principally due to the impact of the alternative fuel mixture tax credit (in 2010), state and local income taxes, and the domestic manufacturers’ deduction. PCA had no material changes to its uncertain tax positions under ASC 740, “Income Taxes,” during the first quarter of 2011. In March 2011, the Company was notified by the Internal Revenue Service that it will begin its review of the 2008 and 2009 federal tax returns in the second quarter of 2011.

Liquidity and Capital Resources

The following table presents a summary of our cash flows for the periods presented:

	Three Months Ended
	March 31,
	2011	2010	Change
(In thousands)

Net cash provided by (used for):
Operating activities	$63,950	$14,504	$49,446
Investing activities	(66,487)	(64,262)	(2,225)
Financing activities	(21,005)	(13,368)	(7,637)

Net decrease in cash and cash equivalents	$(23,542)	$(63,126)	$39,584

Operating Activities

Net cash provided by operating activities for the three months ended March 31, 2011 was $64.0 million compared to $14.5 million for the three months ended March 31, 2010, an increase of $49.4 million, or 340.9%. Net income, excluding the income from the tax credits (described in Note 15 to the financial statements included in this report) of $9.2 million in 2010, was $37.4 million and $10.0 million, respectively, for the first three months of 2011 and 2010, an increase of $27.4 million that increased net cash provided by operating activities. Additionally, requirements for operating assets and liabilities were lower by $21.2 million in 2011 compared to 2010. Cash requirements for operating activities are subject to PCA’s operating needs, the timing of collection of receivables and payments of payables and expenses, and seasonal fluctuations in the our operations.

Investing Activities

Net cash used for investing activities for the three months ended March 31, 2011 increased $2.2 million, or 3.5%, to $66.5 million, compared to the three months ended March 31, 2010. The increase was primarily related to higher additions to property, plant and equipment of $1.6 million during the three months ended March 31, 2011 compared to the same period in 2010.

Financing Activities

Net cash used for financing activities totaled $21.0 million for the three months ended March 31, 2011, a difference of $7.6 million, or 57.1%, compared to the same period in 2010. The difference was primarily attributable to repurchases of PCA common stock of $19.1 million during the first three months of 2011, partially offset by $9.9 million in proceeds from the settlement of treasury locks in February 2011. On February 22, 2011, PCA announced that its board of directors authorized an increase in the quarterly dividend from $0.15 to $0.20 per share of its common stock, beginning with the dividend paid on April 15, 2011. The timing and amount of future dividends are subject to the determination of PCA’s board of directors.

PCA’s primary sources of liquidity are net cash provided by operating activities, borrowings under PCA’s revolving credit facility, and additional borrowings under PCA’s receivables credit facility. As of March 31, 2011, PCA had $172.2 million in unused borrowing capacity under its existing credit agreements, net of the impact on this borrowing capacity of $18.8 million of outstanding letters of credit. Currently, PCA’s primary uses of cash are for operations, capital expenditures, debt service and declared common stock dividends, which it expects to be able to fund from these sources.

The following table provides the outstanding balances and the weighted average interest rates as of March 31, 2011 for PCA’s revolving credit facility, the receivables credit facility, and the senior notes:

			Projected
	Balance at	Weighted	Annual
	March 31,	Average	Cash Interest
Borrowing Arrangement	2011	Interest Rate	Payments
(In thousands)

Revolving Credit Facility	$—	N/A	N/A
Receivables Credit Facility	109,000	1.09%	$1,188
5 3/4% Senior Notes (due August 1, 2013)	400,000	5.75	23,000
6 1/2% Senior Notes (due March 15, 2018)	150,000	6.50	9,750

Total	$659,000	5.15%	$33,938

The above table excludes unamortized debt discount of $0.8 million at March 31, 2011. It also excludes from the projected annual cash interest payments, the non-cash income from the annual amortization of the $22.8 million received in July 2003 and the non-cash expense from the annual amortization of the $4.4 million paid in March 2008 to settle the treasury locks related to the 5 3/4% senior notes due 2013 and 6 1/2% senior notes due 2018. The amortization is being recognized over the terms of the 5 3/4% senior notes due 2013 and 6 1/2% senior notes due 2018 and is included in interest expense, net.

On March 1, 2011, PCA renewed the receivables credit facility, which was scheduled to expire on March 1, 2011, to February 28, 2012.

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

In addition, PCA must maintain minimum net worth and maximum debt to total capitalization and minimum interest coverage ratios under the revolving credit facility. A failure to comply with the restrictions contained in the revolving credit facility could lead to an event of default, which could result in an acceleration of any outstanding indebtedness and/or prohibit PCA from drawing on the revolving credit facility. Such an acceleration may also constitute an event of default under the senior notes indentures and the receivables credit facility. As of March 31, 2011, PCA was in compliance with these covenants.

PCA currently expects to incur capital expenditures of $255.0 million in 2011, including $115.0 million for major energy optimization projects at its Counce and Valdosta mills and $40.0 million for strategic projects in the box plants. The remaining $100.0 million in expenditures will be used primarily for maintenance capital, cost reduction, business growth and environmental compliance. As of March 31, 2011, PCA spent $64.7 million for capital expenditures and had committed to spend an additional $116.0 million in the remainder of 2011 and beyond.

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

Reconciliations of Non-GAAP Financial Measures to Reported Amounts

Operating income, net income and diluted earnings per share excluding special items are non-GAAP financial measures. Reconciliations of those non-GAAP measures to the most comparable measure reported in accordance with GAAP for the three months ended March 31, 2011 and 2010 follow:

	Three Months Ended March 31,
	2011			2010
	Income from			Income from
	Operations	Net Income	Diluted EPS	Operations	Net Income	Diluted EPS
(In millions, except per share amounts)

As reported in accordance with GAAP	$65.9	$37.4	$0.37	$33.6	$19.2	$0.19
Special items:
Alternative energy tax credits	—	—	—	(9.2)	(9.2)	(0.09)
Asset disposal and facility closure charges	3.2	2.1	0.02	3.9	2.5	0.02

Total special items	3.2	2.1	0.02	(5.3)	(6.7)	(0.07)

Excluding special items	$69.1	$39.5	$0.39	$28.3	$12.5	$0.12

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

In 2004, the U.S. Environmental Protection Agency (the “EPA”) published the Boiler MACT regulations affecting certain industrial boilers. These regulations were vacated and remanded by the U.S. Court of Appeals for the D.C. Circuit in 2007. The EPA proposed final regulations in 2011, which would require compliance in 2014. PCA is currently assessing the impact of these regulations on its operations which could require significant modifications to certain of PCA’s boilers. Due to the complexity of these regulations, and the potential for future regulatory or judicial modification to these regulations, the timing and amount of expenditures to be made by PCA are uncertain, but could be significant during the period before compliance is required.

Impact of Inflation

PCA does not believe that inflation has had a material impact on its financial position or results of operations during the three-month periods ending March 31, 2011 and 2010.

Off-Balance Sheet Arrangements

PCA does not have any off-balance sheet arrangements as of March 31, 2011 that would require disclosure under SEC FR-67, “Disclosure in Management’s Discussion and Analysis About Off-Balance Sheet Arrangement and Aggregate Contractual Obligations.”

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

PCA has included in its Annual Report on Form 10-K for the year ended December 31, 2010, a discussion of its critical accounting policies which it believes affect its more significant judgments and estimates used in the preparation of its consolidated financial statements. PCA has not made any changes in any of these critical accounting policies during the first three months of 2011.

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

Our actual results, performance or achievement could differ materially from those expressed in, or implied by, these forward-looking statements, and accordingly, we can give no assurances that any of the events anticipated by the forward-looking statements will transpire or occur, or if any of them do occur, what impact they will have on our results of operations or financial condition. In view of these uncertainties, investors are cautioned not to place undue reliance on these forward-looking statements. We expressly disclaim any obligation to publicly revise any forward-looking statements that have been made to reflect the occurrence of events after the date hereof. For a discussion of other factors, risks and uncertainties that may affect our business, see Item 1A. Risk Factors included in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

Prior to filing this report, PCA completed an evaluation under the supervision and with the participation of PCA’s management, including PCA’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of PCA’s disclosure controls and procedures as of March 31, 2011. The evaluation of PCA’s disclosure controls and procedures included a review of the controls’ objectives and design, PCA’s implementation of the controls and the effect of the controls on the information generated for use in this report. Based on this evaluation, PCA’s Chief Executive Officer and Chief Financial Officer concluded that PCA’s disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2011.

During the quarter ended March 31, 2011, there were no changes in internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, PCA’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings.

During September and October 2010, PCA and eight other U.S. and Canadian containerboard producers were named as defendants in five purported class action lawsuits filed in the United States District Court for the Northern District of Illinois, alleging violations of the Sherman Act. The lawsuits have been consolidated in a single complaint under the caption Kleen Products LLC v Packaging Corp. of America et al. The consolidated complaint alleges that the defendants conspired to limit the supply of containerboard, and that the purpose and effect of the alleged conspiracy was to artificially increase prices of containerboard products during the period of August 2005 to the time of filing of the complaints. The complaint was filed as a purported class action suit on behalf of all purchasers of containerboard products during such period. The complaint seeks treble damages and costs, including attorney’s fees. The defendants’ motions to dismiss the complaint were denied by the court in April 2011. PCA believes the allegations are without merit and will defend this lawsuit vigorously. However, as the lawsuit is in preliminary stages, PCA is unable to predict the ultimate outcome or estimate a range of reasonably possible losses.

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

There have been no material changes to the risk factors disclosed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table summarizes the Company’s stock repurchases in the first quarter of 2011:

				Approximate
			Total Number	Dollar Value
			of Shares	of Shares that
			Purchased as	may yet be
	Total Number	Average	Part of Publicly	Purchased Under
	of Shares	Price Paid	Announced	the Plan or
Period	Purchased	per Share	Plans or Programs	Program
				(In thousands)

January 1, 2011 to January 31, 2011	—	$—	—	$24,123
February 1, 2011 to February 28, 2011	—	—	—	124,123
March 1, 2011 to March 31, 2011	618,236	27.88	618,236	106,887

Total	618,236	$27.88	618,236	$106,887

On February 22, 2011, PCA announced that its Board of Directors had authorized the repurchase of an additional $100.0 million of the Company’s outstanding common stock, which remains available as of March 31, 2011, for repurchase of the Company’s common stock.

Of the 618,236 shares purchased during the first quarter of 2011, 3,300 shares settled in April.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Not Used.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

10.1	Amendment No. 3 to Amended and Restated Credit and Security Agreement, dated as of March 1, 20011,among Packaging Receivables Company, LLC, Packaging Credit Company, LLC, and Bank of America, National Association (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the registrant on March 2, 2011).
31.1	Certification of Chief Executive Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following financial information from Packaging Corporation of America’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at March 31, 2011 and December 31, 2010, (ii) Condensed Consolidated Statements of Income for the three months ended March 31, 2011 and 2010, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2011 and 2010, and (iv) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Packaging Corporation of America
(Registrant)

By:	/s/ Mark W. Kowlzan
Chief Executive Officer

By:	/s/ Richard B. West
Senior Vice President and Chief Financial Officer

Date: May 10, 2011