Form 10-Q
period 2011-06-30
PACKAGING CORP OF AMERICA
filed 2011-08-04
CIK 75677

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2011
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

As of July 29, 2011, the Registrant had outstanding 101,565,008 shares of common stock, par value $0.01 per share.

		Page

PART I
Item 1.	Financial Statements	3
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	29
Item 4.	Controls and Procedures	30

PART II
Item 1.	Legal Proceedings	31
Item 1A.	Risk Factors	31
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	31
Item 3.	Defaults Upon Senior Securities	31
Item 4.	Not Used	32
Item 5.	Other Information	32
Item 6.	Exhibits	32
SIGNATURES		33
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements.

Packaging Corporation of America

Condensed Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,
	2011	2010
(In thousands, except share and per share amounts)		(Audited)

ASSETS
Current assets:
Cash and cash equivalents	$119,181	$196,556
Accounts receivable, net of allowance for doubtful accounts and customer deductions of $4,498 and $5,413 as of June 30, 2011 and December 31, 2010, respectively	331,249	293,159
Inventories	226,521	241,142
Prepaid expenses and other current assets	30,005	16,952
Federal and state income tax receivable	3,587	—
Deferred income taxes	31,745	50,232

Total current assets	742,288	798,041
Property, plant and equipment, net	1,401,516	1,337,986
Goodwill	53,603	38,854
Other intangible assets, net	16,932	10,975
Other long-term assets	44,842	38,418

Total assets	$2,259,181	$2,224,274

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt and current maturities of long-term debt	$109,000	$109,000
Capital lease obligations	694	670
Accounts payable	189,778	154,130
Dividends payable	20,258	15,351
Accrued interest	12,537	12,598
Federal and state income taxes payable	—	2,601
Accrued liabilities	93,468	111,208

Total current liabilities	425,735	405,558
Long-term liabilities:
Long-term debt	549,273	549,099
Capital lease obligations	21,479	21,832
Deferred income taxes	8,988	9,190
Pension and postretirement benefit plans	101,988	97,914
Cellulosic biofuel tax reserve	102,051	102,051
Other long-term liabilities	28,462	29,629

Total long-term liabilities	812,241	809,715
Stockholders’ equity:
Common stock, par value $0.01 per share, 300,000,000 shares authorized, 101,561,038 and 102,308,231 shares issued as of June 30, 2011 and December 31, 2010, respectively	1,016	1,023
Additional paid in capital	331,301	362,248
Retained earnings	726,208	690,111
Accumulated other comprehensive income (loss), net of tax:
Unrealized gain on treasury locks, net	7,121	2,164
Unrealized loss on foreign currency exchange contracts	(405)	(607)
Unfunded employee benefit obligations	(44,036)	(45,938)

Total accumulated other comprehensive loss	(37,320)	(44,381)

Total stockholders’ equity	1,021,205	1,009,001

Total liabilities and stockholders’ equity	$2,259,181	$2,224,274

See notes to condensed consolidated financial statements.

Packaging Corporation of America

Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended
	June 30,
	2011	2010
(In thousands, except per share amounts)

Net sales	$665,481	$615,459
Cost of sales	(528,580)	(483,794)

Gross profit	136,901	131,665
Selling and administrative expenses	(48,192)	(44,653)
Corporate overhead	(16,352)	(15,386)
Other expense, net	(4,498)	(3,880)

Income from operations	67,859	67,746
Interest expense, net	(6,321)	(8,093)

Income before taxes	61,538	59,653
Provision for income taxes	(22,170)	(21,623)

Net income	$39,368	$38,030

Weighted average common shares outstanding:
Basic	100,094	102,035
Diluted	101,128	102,886
Net income per common share:
Basic	$0.39	$0.37

Diluted	$0.39	$0.37

Dividends declared per common share	$0.20	$0.15

See notes to condensed consolidated financial statements.

Packaging Corporation of America

Condensed Consolidated Statements of Income
(Unaudited)

	Six Months Ended
	June 30,
	2011	2010
(In thousands, except per share amounts)

Net sales	$1,294,981	$1,166,191
Cost of sales	(1,024,939)	(947,727)

Gross profit	270,042	218,464
Selling and administrative expenses	(96,144)	(88,930)
Corporate overhead	(31,905)	(28,016)
Alternative fuel mixture tax credits	—	9,235
Other expense, net	(8,231)	(9,391)

Income from operations	133,762	101,362
Interest expense, net	(13,224)	(16,816)

Income before taxes	120,538	84,546
Provision for income taxes	(43,753)	(27,322)

Net income	$76,785	$57,224

Weighted average common shares outstanding:
Basic	100,416	101,982
Diluted	101,518	102,885
Net income per common share:
Basic	$0.76	$0.56

Diluted	$0.76	$0.56

Dividends declared per common share	$0.40	$0.30

See notes to condensed consolidated financial statements.

Packaging Corporation of America

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
	2011	2010
(In thousands)

Cash Flows from Operating Activities:
Net income	$76,785	$57,224
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	79,934	77,728
Amortization of financing costs	250	344
Amortization of net gain on treasury lock	(923)	(923)
Share-based compensation expense	4,704	3,788
Deferred income tax provision	(1,603)	(3,639)
Loss on disposals of property, plant and equipment	5,415	3,837
Changes in operating assets and liabilities:
(Increase) decrease in assets —
Accounts receivable	(34,361)	(65,760)
Alternative fuel mixture tax credits receivable	—	31,770
Inventories	15,535	5,529
Prepaid expenses and other current assets	(12,845)	(16,964)
Increase (decrease) in liabilities —
Accounts payable	36,401	39,022
Accrued liabilities	(9,510)	(32,306)
Other, net	5,401	8,934

Net cash provided by operating activities	165,183	108,584

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(145,150)	(155,349)
Acquisition of business	(26,942)	—
Additions to other long term assets	(6,530)	(1,711)
Proceeds from disposals of property, plant and equipment	419	93

Net cash used for investing activities	(178,203)	(156,967)

Cash Flows from Financing Activities:
Payments on long-term debt	(330)	(307)
Settlement of treasury lock	9,910	—
Common stock dividends paid	(35,795)	(30,911)
Repurchases of common stock	(45,392)	(3,111)
Proceeds from exercise of stock options	6,335	2,761
Excess tax benefits from share-based awards	917	735

Net cash used for financing activities	(64,355)	(30,833)

Net decrease in cash and cash equivalents	(77,375)	(79,216)
Cash and cash equivalents, beginning of period	196,556	260,727

Cash and cash equivalents, end of period	$119,181	$181,511

See notes to condensed consolidated financial statements.

Packaging Corporation of America

Notes to Condensed Consolidated Financial Statements
(Unaudited)
June 30, 2011

1.	Basis of Presentation

The condensed consolidated financial statements as of June 30, 2011 and 2010 of Packaging Corporation of America (“PCA” or the “Company”) and for the three- and six- month periods then ended are unaudited but include all adjustments (consisting only of normal recurring adjustments) that management considers necessary for a fair presentation of such financial statements. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with Article 10 of SEC Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete audited financial statements. Operating results for the period ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. These condensed consolidated financial statements should be read in conjunction with PCA’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-05, “Comprehensive Income (Topic 220) — Presentation of Comprehensive Income.” The amendments in this ASU require that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The provisions in this update should be applied retrospectively and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted. The Company will comply with the additional provisions of ASU 2011-05 upon its adoption on January 1, 2012.

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820) — Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” The

Packaging Corporation of America

Notes to Condensed Consolidated Financial Statements
(Unaudited)
June 30, 2011

2.	Summary of Accounting Policies (Continued)

amendments in this ASU clarify the application of existing fair value measurement and disclosure requirements, which will improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRSs. ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011. Early application is not permitted. The Company does not expect the adoption of this guidance to have any impact on its financial position, results of operations or cash flows.

In December 2010, the FASB issued ASU 2010-28, “Intangibles — Goodwill and Other (Topic 350) — When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.” This ASU modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For such reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. ASU 2010-28 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. The adoption of this guidance on January 1, 2011 did not have any impact on the Company’s financial position, results of operations or cash flows.

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

Reclassification

Prior year’s financial statements have been reclassified where appropriate to conform to current year presentation.

Packaging Corporation of America

Notes to Condensed Consolidated Financial Statements
(Unaudited)
June 30, 2011

3.	Earnings Per Share

The following table sets forth the computation of basic and diluted income per common share for the periods presented.

	Three Months Ended
	June 30,
	2011	2010
(In thousands, except per share data)

Numerator:
Net income	$39,368	$38,030
Denominator:
Basic common shares outstanding	100,094	102,035
Effect of dilutive securities:
Stock options	293	233
Unvested restricted stock	741	618

Dilutive common shares outstanding	101,128	102,886

Basic income per common share	$0.39	$0.37
Diluted income per common share	$0.39	$0.37

	Six Months Ended
	June 30,
	2011	2010
(In thousands, except per share data)

Numerator:
Net income	$76,785	$57,224
Denominator:
Basic common shares outstanding	100,416	101,982
Effect of dilutive securities:
Stock options	314	248
Unvested restricted stock	788	655

Dilutive common shares outstanding	101,518	102,885

Basic income per common share	$0.76	$0.56
Diluted income per common share	$0.76	$0.56

Options to purchase 0.6 million shares for the three- and six-month periods ended June 30, 2010 were not included in the computation of diluted common shares outstanding as their exercise price exceeded the average market price of the Company’s common stock for each respective reporting period. All outstanding options to purchase shares for the three- and six-month periods ended June 30, 2011 were included in the computation of diluted common shares outstanding.

Packaging Corporation of America

Notes to Condensed Consolidated Financial Statements
(Unaudited)
June 30, 2011

4.	Comprehensive Income

Comprehensive income is as follows:

	Three Months Ended
	June 30,
	2011	2010
(In thousands)

Net income	$39,368	$38,030
Other comprehensive income, net of tax:
Amortization of unfunded employee benefit obligations	951	894
Amortization of net gain on treasury locks	(281)	(281)
Unrealized gains (losses) on treasury locks	—	(8,273)
Unrealized gains (losses) on foreign currency exchange contracts	39	(114)

Comprehensive income	$40,077	$30,256

	Six Months Ended
	June 30,
	2011	2010
(In thousands)

Net income	$76,785	$57,224
Other comprehensive income, net of tax:
Amortization of unfunded employee benefit obligations	1,902	1,789
Amortization of net gain on treasury locks	(563)	(743)
Unrealized gains (losses) on treasury locks	5,520	(8,273)
Unrealized gains (losses) on foreign currency exchange contracts	202	(925)

Comprehensive income	$83,846	$49,072

5.	Stock-Based Compensation

In October 1999, the Company adopted a long-term equity incentive plan, which provides for grants of stock options, stock appreciation rights, restricted stock and performance awards to directors, officers and employees of PCA, as well as others who engage in services for PCA. Option awards granted to directors, officers and employees have contractual lives of seven or ten years. Options granted to officers and employees vest ratably over a three-year period, and options granted to directors vest immediately. Restricted stock awards granted to officers and employees generally vest at the end of a four-year period, and restricted stock awards granted to directors vest immediately. The plan, which will terminate on October 19, 2014, provides for the issuance of up to 8,550,000 shares of common stock over the life of the plan. As of June 30, 2011, options and restricted stock of 7,660,562 shares have been granted, net of forfeitures. Forfeitures are added back to the pool of shares of common stock available to be granted at a future date.

Packaging Corporation of America

Notes to Condensed Consolidated Financial Statements
(Unaudited)
June 30, 2011

5.	Stock-Based Compensation (Continued)

Compensation expense for both stock options, which were fully vested at June 30, 2010, and restricted stock recognized in the condensed consolidated statements of income for the three- and six-month periods ended June 30, 2011 and 2010 was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
(In thousands)

Stock options	$—	$64	$—	$221
Restricted stock	2,954	2,488	4,704	3,567

Impact on income before income taxes	2,954	2,552	4,704	3,788
Income tax benefit	(1,149)	(994)	(1,830)	(1,475)

Impact on net income	$1,805	$1,558	$2,874	$2,313

The Company uses the Black-Scholes-Merton option-pricing model to estimate the fair value of each option grant as of the date of grant. Expected volatilities are based on historical volatility of the Company’s common stock. The expected life of the option is estimated using historical data pertaining to option exercises and employee terminations. Separate groups of employees that have similar historical exercise behavior are considered separately for estimating the expected life. The risk-free interest rate is based on U.S. Treasury yields in effect at the time of grant. The fair value of restricted stock is determined based on the closing price of the Company’s common stock on the grant date. There were no option grants during the first six months of 2011.

A summary of the Company’s stock option activity and related information follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term (years)	Value
				(In thousands)

Outstanding at December 31, 2010	1,568,384	$21.38
Exercised	(310,182)	20.42

Outstanding and exercisable at June 30, 2011	1,258,202	$21.61	2.0	$8,024

The total intrinsic value of options exercised during the three months ended June 30, 2011 and 2010 was $1.2 million and $0.5 million, respectively, and during the six months ended June 30, 2011 and 2010 was $2.6 million and $1.3 million, respectively. As of June 30, 2011, there is no unrecognized compensation cost related to stock option awards granted under the Company’s equity incentive plan as all outstanding awards have vested.

Packaging Corporation of America

Notes to Condensed Consolidated Financial Statements
(Unaudited)
June 30, 2011

5.	Stock-Based Compensation (Continued)

A summary of the Company’s restricted stock activity follows:

	2011		2010
		Fair Market		Fair Market
		Value at		Value at
		Date of		Date of
	Shares	Grant	Shares	Grant
(Dollars in thousands)

Restricted stock at January 1	1,478,000	$30,600	1,235,505	$24,718
Granted	574,496	15,975	448,440	9,933
Vested	(214,261)	(5,498)	(315,640)	(6,509)
Cancellations	(3,465)	(72)	(9,440)	(182)

Restricted stock at June 30	1,834,770	$41,005	1,358,865	$27,960

The Company generally recognizes compensation expense associated with restricted stock awards ratably over their vesting periods. As PCA’s Board of Directors has the ability to accelerate vesting of restricted stock upon an employee’s retirement, the Company accelerates the recognition of compensation expense for certain employees approaching normal retirement age. As of June 30, 2011, there was $26.6 million of total unrecognized compensation costs related to the above restricted stock awards. The Company expects to recognize the cost of these stock awards over a weighted-average period of 3.0 years.

6.	Inventories

The components of inventories are as follows:

	June 30,	December 31,
	2011	2010
(In thousands)		(Audited)

Raw materials	$114,532	$126,401
Work in process	7,984	6,395
Finished goods	72,770	73,710
Supplies and materials	104,136	102,720

Inventories at FIFO or average cost	299,422	309,226
Excess of FIFO or average cost over LIFO cost	(72,901)	(68,084)

Inventories, net	$226,521	$241,142

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

Packaging Corporation of America

Notes to Condensed Consolidated Financial Statements
(Unaudited)
June 30, 2011

7.	Goodwill and Other Intangible Assets

Goodwill

Changes in the carrying amount of goodwill for the period ended June 30, 2011 are as follows:

(In thousands)

Balance as of December 31, 2010	$38,854
Acquisition	14,749

Balance at June 30, 2011	$53,603

The components of other intangible assets are as follows:

		As of June 30, 2011		As of December 31, 2010
	Weighted	Gross		Gross
	Average	Carrying	Accumulated	Carrying	Accumulated
	Remaining Life	Amount	Amortization	Amount	Amortization
(In thousands)				(Audited)

Customer lists and relations	23.6 years	$23,711	$6,947	$17,441	$6,466
Other	2.8 years	180	12	—	—

Total other intangible assets		$23,891	$6,959	$17,441	$6,466

See Note 17 for further discussion regarding the acquisition.

8.	Employee Benefit Plans and Other Postretirement Benefits

For the three- and six-months ended June 30, 2011 and 2010, net pension costs were comprised of the following:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2011	2010	2011	2010
(In thousands)

Components of Net Pension Costs
Service cost for benefits earned during the year	$4,952	$4,579	$9,904	$9,158
Interest cost on accumulated benefit obligation	3,368	3,023	6,736	6,045
Expected return on assets	(3,386)	(2,802)	(6,772)	(5,604)
Net amortization of unrecognized amounts	1,549	1,483	3,097	2,966

Net pension costs	$6,483	$6,283	$12,965	$12,565

The Company makes pension plan contributions that are sufficient to fund its actuarially determined costs, generally equal to the minimum amounts required by the Employee Retirement Income Security Act (ERISA). However, from time to time the Company may make discretionary contributions in excess of the required minimum amounts. The Company expects to contribute $22.1 million to the pension plans in 2011, of which $6.0 million has been contributed through June 30, 2011.

Packaging Corporation of America

Notes to Condensed Consolidated Financial Statements
(Unaudited)
June 30, 2011

8.	Employee Benefit Plans and Other Postretirement Benefits (Continued)

For the three- and six-months ended June 30, 2011 and 2010, net postretirement costs were comprised of the following:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2011	2010	2011	2010
(In thousands)

Components of Net Postretirement Costs
Service cost for benefits earned during the year	$400	$350	$800	$700
Interest cost on accumulated benefit obligation	297	283	595	565
Net amortization of unrecognized amounts	8	(19)	16	(37)

Net postretirement costs	$705	$614	$1,411	$1,228

9.	Transfers of Financial Assets

PCA has an on-balance sheet securitization program for its trade accounts receivable that is accounted for as a secured borrowing under ASC 860, “Transfers and Servicing.” To effectuate this program, the Company formed a wholly owned, limited-purpose subsidiary, Packaging Credit Company, LLC (“PCC”), which in turn formed a wholly owned, bankruptcy-remote, special-purpose subsidiary, Packaging Receivables Company, LLC (“PRC”), for the purpose of acquiring receivables from PCC. Both of these entities are included in the consolidated financial statements of the Company. Under this program, PCC purchases on an ongoing basis substantially all of the receivables of the Company and sells such receivables to PRC. PRC and lenders established a $150.0 million receivables-backed revolving credit facility (“Receivables Credit Facility”) through which PRC obtains funds to purchase receivables from PCC. The receivables purchased by PRC are solely the property of PRC. In the event of liquidation of PRC, the creditors of PRC would be entitled to satisfy their claims from PRC’s assets prior to any distribution to PCC or the Company. Credit available under the receivables credit facility is on a borrowing-base formula. As a result, the full amount of the facility may not be available at all times. On March 1, 2011, PCA renewed the facility, which was scheduled to expire on March 1, 2011, to February 28, 2012. At June 30, 2011, $109.0 million was outstanding and included in “Short-term debt and current maturities of long-term debt” on the condensed consolidated balance sheet. Substantially all accounts receivable at June 30, 2011 have been sold to PRC and are included in “Accounts receivable, net of allowance for doubtful accounts and customer deductions” on the condensed consolidated balance sheet.

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
June 30, 2011

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

On May 25, 2010, in connection with a contemplated issuance of ten-year debt securities to eventually refinance PCA’s currently outstanding $400.0 million of senior notes that mature in 2013, PCA entered into interest rate protection agreements with counterparties to protect against increases in the ten-year U.S. Treasury Note rate. The treasury rate will serve as a reference in determining the interest rate applicable to the new debt securities the Company expects to issue in the future. The interest rate protection agreements were properly documented and designated as cash flow hedges at inception. On February 4, 2011, PCA settled the treasury locks and received a payment of $9.9 million. The settlement was recorded in accumulated other comprehensive income (loss) and will be amortized over the terms of the respective notes once issued. At June 30, 2011, the Company did not have any interest rate protection agreements outstanding.

Foreign Currency Exchange Rate Risk

In connection with the energy optimization project at its Counce, Tennessee mill, the Company entered into a foreign currency forward contract on September 30, 2010 to hedge its exposure to forecasted purchases of machinery and equipment denominated in foreign currencies. The foreign currency forward contract was properly documented and designated as a cash flow hedge at inception. At June 30, 2011, the Company had a notional value of $2.3 million in foreign currency exchange contracts outstanding that are expected to settle by the end of the third quarter of 2011.

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
June 30, 2011

10.	Derivative Instruments and Hedging Activities (Continued)

Derivative Instruments

The fair value of the foreign currency forward contract at June 30, 2011 was $0.1 million, which is included in “Prepaid expenses and other current assets” on the Company’s condensed consolidated balance sheet at June 30, 2011.

The impact of derivative instruments on the condensed consolidated statements of income and accumulated OCI is as follows:

	Amount of Net Gain
	(Loss) Recognized in
	Accumulated OCI
	(Effective Portion)
	June 30,	Dec. 31,
	2011	2010
(In thousands)		Audited

Treasury locks, net of tax	$7,121	$2,164
Foreign currency exchange contracts, net of tax	(405)	(607)

Total	$6,716	$1,557

	Amount of Gain (Loss)
	Reclassified from Accumulated
	OCI into Income
	(Effective Portion)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
Location	2011	2010	2011	2010
(In thousands)

Interest expense, net	$461	$461	$923	$923

The amount of gain recognized from accumulated OCI into income is associated with settlements of treasury locks in 2003 and 2008. The net amount of settlement gains or losses on derivative instruments included in accumulated OCI to be realized during the next 12 months is a net gain of $1.8 million ($1.2 million after tax) at June 30, 2011. Mark to market gains and losses on derivative instruments included in accumulated OCI will be reclassified into earnings in the same periods during which the hedged transactions affect earnings. There were no ineffective portions of these contracts during the period.

Packaging Corporation of America

Notes to Condensed Consolidated Financial Statements
(Unaudited)
June 30, 2011

11.	Financial Instruments

The carrying and estimated fair values of PCA’s financial instruments at June 30, 2011 and December 31, 2010 were as follows:

	June 30, 2011		December 31, 2010
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
(In thousands)			(Audited)

Cash and cash equivalents	$119,181	$119,181	$196,556	$196,556
Long-term debt —
5.75% senior notes	(399,315)	(431,808)	(399,143)	(430,464)
6.50% senior notes	(149,958)	(162,717)	(149,956)	(158,800)
Receivables credit facility	(109,000)	(109,000)	(109,000)	(109,000)
Capital lease obligations	(22,173)	(22,173)	(22,502)	(22,502)

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

Assets and liabilities measured at fair value on a recurring basis are as follows:

	As of June 30, 2011
			Measurement
			Approach			As of December 31, 2010
	Carrying	Fair		Valuation		Carrying	Fair
	Value	Value	Level	Technique		Value	Value
(In thousands)						(Audited)

Current Assets
Money market funds	$118,682	$118,682	1	(a	)	$196,058	$196,058
Foreign currency exchange contracts	143	143	2	(a	)	12	12
Long-Term Assets
Treasury locks	—	—	2	(a	)	872	872

Packaging Corporation of America

Notes to Condensed Consolidated Financial Statements
(Unaudited)
June 30, 2011

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

The potential costs for various environmental matters are uncertain due to such factors as the unknown magnitude of possible cleanup costs, the complexity and evolving nature of governmental laws and regulations and their interpretations, and the timing, varying costs and effectiveness of alternative cleanup technologies. From 1994 through June 30, 2011, remediation costs at PCA’s mills and corrugated plants totaled approximately $3.2 million. As of June 30, 2011, the Company maintained an environmental reserve of $9.9 million relating to on-site landfills and surface impoundments as well as ongoing and anticipated remedial projects. Liabilities recorded for environmental contingencies are estimates of the probable costs based upon available information and assumptions. Because of these uncertainties, PCA’s estimates may change. As of the date of this filing, the Company believes that it is not reasonably possible that future environmental expenditures for remediation costs and asset retirement obligations above the $9.9 million accrued as of June 30, 2011, will have a material impact on its financial condition, results of operations, or cash flows.

14.	Stock Repurchase Program

On October 17, 2007, PCA announced that its Board of Directors authorized a $150.0 million common stock repurchase program, which it completed in the second quarter of 2011. Through June 30, 2011, the Company repurchased 6,422,587 shares of common stock, with 245,230 shares repurchased for $6.9 million, or $28.08 per share, during the second quarter of 2011. All repurchased shares were retired prior to June 30, 2011.

On February 22, 2011, PCA announced that its Board of Directors had authorized the repurchase of an additional $100.0 million of the Company’s outstanding common stock. During the second quarter of 2011, the Company repurchased 689,940 shares of common stock for $19.3 million, or $28.00 per share, under this authorization. All repurchased shares were retired prior to June 30, 2011. As of June 30, 2011, $80.7 million of the $100.0 million authorization remained available for repurchase of the Company’s common stock.

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

Packaging Corporation of America

Notes to Condensed Consolidated Financial Statements
(Unaudited)
June 30, 2011

15.	Alternative Energy Tax Credits (Continued)

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

During the fourth quarter of 2010 the Company determined that its proprietary biofuel process at the Filer City, Michigan mill would likely qualify for the 2009 cellulosic biofuel producer credit. The Company amended the 2009 federal return in December 2010 to claim these gallons, resulting in $107.0 million of cellulosic biofuel producer credits. Due to the unique and proprietary nature of the Filer City mill process, IRS guidelines do not specifically address the process and uncertainty exists. As a result, the Company increased the reserve for uncertain tax positions under ASC 740 by $102.0 million, which resulted in a net benefit of $5.0 million recorded during the fourth quarter of 2010. During the first quarter of 2011, the Company received notification that the IRS will begin its review of the cellulosic biofuel producer tax credits claimed in the 2009 federal income tax return, and such review is under way.

The amount of credits that the Company can apply against future federal taxes owed will be dependent upon the timing and amount of PCA’s future taxable income. As of June 30, 2011, including the reserve for uncertain tax positions, PCA has as much as $179 million of tax credits to be used to offset future tax payments. The cellulosic biofuel producer credit carryforward must be utilized to offset federal taxes owed by December 31, 2015, at which time the credit carryforward expires. A valuation allowance was not recorded against the deferred tax asset for this credit carryforward since the Company believes the credit can be fully utilized before expiration. If it is determined that any of the credit carryforward will become subject to expiration, PCA will reduce the deferred tax asset and record a corresponding charge to income.

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

Packaging Corporation of America

Notes to Condensed Consolidated Financial Statements
(Unaudited)
June 30, 2011

16.	Legal Proceedings (Continued)

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

17.	Acquisition

On April 14, 2011, the Company acquired Field Packaging Group, a corrugated products manufacturer located in Chicago, Illinois, for $26.9 million. Sales and total assets of the acquisition were not material to the Company’s overall sales and total assets prior to the acquisition. Operating results of the acquisition subsequent to April 14, 2011 are included in the Company’s 2011 operating results. The Company has preliminarily allocated the purchase price to the assets acquired and liabilities assumed, of which $14.7 million has been allocated to goodwill, $6.3 million to customer lists (amortized over a life of ten years) and $0.2 million to other intangibles assets (amortized over a life of three years). The Company plans on finalizing the purchase price allocation prior to the end of the third quarter of 2011.

18.	Valdosta Mill Fire Insurance Recovery

On April 4, 2011, the Company’s Valdosta, Georgia mill had a fire that was confined to the turbine generator room. The fire resulted in production and sales volume losses of 11,000 tons and significant repair and demolition expenses to affected buildings and equipment. PCA is insured for the lost production, replacement value of destroyed assets, and related expenses, subject to a $3 million deductible. The Company filed an insurance claim for the total cost of the fire and received $6.5 million, net of the $3.0 million deductible, for losses incurred and capital expenditures during the quarter. The $6.5 million in insurance proceeds is included in net cash provided by operating activities ($5.5 million) and in net cash used for investing activities ($1.0 million) based on the nature of the reimbursement. PCA expects to receive additional insurance proceeds for capital expenditures as work is completed.

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

Industry Conditions

As reported by the Fibre Box Association, industry-wide shipments of corrugated products decreased 0.5% for the three months ended June 30, 2011 compared to the same period in 2010 and June corrugated products shipments were essentially unchanged from June 2010 levels. Industry shipments of containerboard to export markets increased 13.3% for second quarter 2011 compared to the same period in 2010. Industry containerboard production decreased 0.5% for the three months ended June 30, 2011 compared to the same period in 2010 and reported industry containerboard inventories at the end of the second quarter 2011 were at the second lowest level for June in 30 years at approximately 2.15 million tons. Published prices for containerboard did not change during second quarter 2011.

PCA Operations Summary

During the second quarter of 2011, we produced approximately 606,000 tons of containerboard at our mills and sold about 8.2 billion square feet (“bsf”) of corrugated products. Our corrugated products shipments were up 3.2% compared to the second quarter of 2010. Containerboard volume sold to domestic and export customers increased 19.5% for the three months ended June 30, 2011 compared to the same period in 2010. Sales prices of containerboard and corrugated products were higher than the second quarter of 2010 as a result of January and April 2010 containerboard price increases and the pass-through of those price increases to corrugated products.

Industry published recycled fiber prices were up compared to the second quarter 2010 average price by 30% and increased an additional $14 per ton, or 8%, in July. Chemical costs increased in the second quarter of 2011 compared to last year with the largest increase due to caustic soda prices, which increased by $130 per ton, or 45%. Transportation costs also increased largely due to higher diesel costs, which were 33% higher than second quarter 2010. Purchased fuel costs in the second quarter of 2011 increased 9% compared to the second quarter 2010. Energy costs in the third quarter of 2011 are expected to increase driven by higher electricity and fuel prices. Wood fiber costs decreased slightly compared to both second quarter 2010 and first quarter 2011.

Work on the major energy project at our Counce, Tennessee and Valdosta, Georgia linerboard mills continued and is scheduled for completion in the fourth quarter of 2011. The majority of the earnings benefits from the project is expected to come from reduced energy costs, and from improvements in production capability and flexibility, as well as cost reductions in other areas. The dollar amount of the earnings benefit from the project as well as the project returns are dependent upon energy prices, mill operating rates, and the capital cost to complete the project.

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

Excluding a charge of $1.2 million, or $0.01 per share, for asset disposals related to our mill energy projects and income of $1.0 million, or $0.01 per share, from an adjustment to reserves related to medical benefits, we earned net income of $39.6 million ($0.39 per diluted share) in the second quarter of 2011 compared with $39.1 million ($0.38 per diluted share) in the second quarter of 2010, excluding a charge of $1.1 million, or $0.01 per share, for energy project asset disposals. Management uses these measures to focus on PCA’s on-going operations and assess its operating performance and believes that it is useful to investors because it enables them to perform meaningful comparisons of past and present operating results. Reconciliations to the most comparable measure reported in accordance with GAAP are included elsewhere in this section under “Reconciliations of Non-GAAP Financial Measures to Reported Amounts.”

Looking ahead to the third quarter of 2011, our earnings, excluding special items, are expected to be higher than the second quarter of 2011 due to higher sales volumes and increased mill production with less downtime than the second quarter. However, our Counce, Tennessee mill will be slowed back as a result of the recovery boiler rebuilds as part of the mill energy projects described above. In addition, costs for recycled fiber, electricity and fuels are expected to be higher than the second quarter.

Results of Operations

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010

The historical results of operations of PCA for the three months ended June 30, 2011 and 2010 are set forth below:

	Three Months Ended
	June 30,
	2011	2010	Change
(In thousands)

Net sales	$665,481	$615,459	$50,022

Income from operations	$67,859	$67,746	$113
Interest expense, net	(6,321)	(8,093)	1,772

Income before taxes	61,538	59,653	1,885
Provision for income taxes	(22,170)	(21,623)	(547)

Net income	$39,368	$38,030	$1,338

Net Sales

Net sales increased by $50.0 million, or 8.1%, for the three months ended June 30, 2011 from the comparable period in 2010, primarily as a result of higher sales volumes ($35.9 million) and increased sales prices ($14.1 million) of corrugated products and containerboard to third parties.

Corrugated products shipments for the second quarter increased 3.2% compared to the second quarter of 2010, both on a total basis and on a shipments-per-workday basis. Total corrugated products volume sold for the three months ended June 30, 2011 increased 0.3 billion square feet (“bsf”) to 8.2 bsf compared to 7.9 bsf in the second quarter of 2010. The percentage increase was the same on a total basis and shipments per workday basis since both quarters contained 63 workdays, those days not falling on a weekend or holiday.

Containerboard volume sold to outside domestic and export customers increased by 22,000 tons, or 19.5%, for the three months ended June 30, 2011 compared to the same period in 2010. Containerboard mill production during the second quarter was 606,000 tons compared to 589,000 tons during the second quarter of 2010.

Income from Operations

Income from operations increased by $0.1 million, or 0.2%, for the three months ended June 30, 2011 compared to the three months ended June 30, 2010. Excluding special items, income from operations decreased $1.2 million, as increases of sales prices ($14.1 million) and volume ($10.0 million) were offset by increased costs for chemicals ($6.1 million), transportation ($4.2 million), labor ($3.4 million), energy ($2.4 million), recycled fiber ($2.2 million), depreciation ($1.6 million), medical and worker’s compensation ($1.5 million), legal matters ($0.8 million) and obsolete storeroom items ($0.8 million).

Gross profit increased $5.2 million, or 4.0%, for the three months ended June 30, 2011 from the comparable period in 2010, primarily due to sales price and volume increases of containerboard and corrugated products. Gross profit as a percentage of net sales decreased to 20.6% of net sales for second quarter 2011 compared to 21.4% in the second quarter of 2010 primarily attributable to the cost increases on a per unit basis described above.

Selling and administrative expenses increased $3.5 million, or 7.9%, for the three months ended June 30, 2011 compared to the same period in 2010, as a result of higher costs for salaries and fringe benefits ($1.6 million), warehousing ($0.6 million), travel, entertainment and meetings ($0.5 million), and other items which were individually insignificant.

Corporate overhead increased $1.0 million, or 6.3%, for the three months ended June 30, 2011 compared to the same period in 2010, primarily due to increased expenses related to outside services for legal matters ($0.8 million).

Other expense for the three months ended June 30, 2011 increased $0.6 million or 15.9% compared to the second quarter of 2010, primarily due to expense related to the write-off of obsolete storeroom items ($0.8 million).

Interest Expense, Net and Income Taxes

Net interest expense decreased $1.8 million, or 21.9%, for the three months ended June 30, 2011 from the three months ended June 30, 2010, primarily as a result of higher capitalized interest ($1.5 million) related to the Counce and Valdosta major energy optimization projects during the three months ended June 30, 2011 compared to the same period in 2010.

PCA’s effective tax rate was 36.0% for the three months ended June 30, 2011 and 36.2% for the comparable period in 2010. The effective tax rate varies from the U.S. federal statutory tax rate of 35% principally due to state and local income taxes and the domestic manufacturers’ deduction.

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

The historical results of operations of PCA for the six months ended June 30, 2011 and 2010 are set forth below:

	Six Months Ended
	June 30,
	2011	2010	Change
(In thousands)

Net sales	$1,294,981	$1,166,191	$128,790

Income from operations	$133,762	$101,362	$32,400
Interest expense, net	(13,224)	(16,816)	3,592

Income before taxes	120,538	84,546	35,992
Provision for income taxes	(43,753)	(27,322)	(16,431)

Net income	$76,785	$57,224	$19,561

Net Sales

Net sales increased by $128.8 million, or 11.0%, for the six months ended June 30, 2011 from the comparable period in 2010, primarily as a result of increased sales prices ($72.1 million) and higher sales volumes ($56.7 million) of corrugated products and containerboard to third parties.

Corrugated products shipments for the first half of 2011 increased 3.2% compared to the first half of 2010 and on a shipments-per-workday basis increased 2.4%. Total corrugated products volume sold for the six months ended June 30, 2011 increased 0.5 billion square feet (“bsf”) to 16.1 bsf compared to 15.6 bsf for the same period in 2010. The percentage increase, on a shipments per workday basis, was lower due to one more workday in the first half of 2011 (127 days), those days not falling on a weekend or holiday, than the first half of 2010 (126 days).

Containerboard volume sold to outside domestic and export customers increased 9.8% for the six months ended June 30, 2011 compared to the same period in 2010. Containerboard mill production during the first half was 1,208,000 tons compared to 1,158,000 tons during the first half of 2010.

Income from Operations

Income from operations increased by $32.4 million, or 32.0%, for the six months ended June 30, 2011 compared to the six months ended June 30, 2010. Excluding special items, income from operations increased $39.6 million, primarily due to higher sales prices ($72.1 million) and volume ($19.7 million). Partially offsetting these items were increased costs for chemicals ($11.0 million), transportation ($9.0 million), labor ($7.2 million), medical and worker’s compensation ($4.6 million), recycled fiber ($3.9 million), the impact of severe winter weather in first quarter 2011 ($3.5 million), incentive compensation timing ($2.9 million), depreciation ($2.8 million), energy ($2.0 million), other fringe benefits ($1.4 million), legal matters ($1.4 million) and obsolete storeroom items ($0.9 million).

Gross profit increased $51.6 million, or 23.6%, for the six months ended June 30, 2011 from the comparable period in 2010, primarily due to the sales price and volume increases described above. Gross profit as a percentage of net sales increased to 20.9% of net sales for first half 2011 compared to 18.7% in the first half of 2010.

Selling and administrative expenses increased $7.2 million, or 8.1%, for the six months ended June 30, 2011 compared to the same period in 2010, as a result of higher salaries ($3.5 million) from annual merit increases, as well as the timing of incentive compensation charges and related fringe benefits ($0.7 million). Other cost increases included travel, entertainment and meetings ($1.1 million), warehousing ($0.6 million), sample and development ($0.3 million) and broker commissions ($0.3 million).

Corporate overhead increased $3.9 million, or 13.9%, for the first half of 2011 compared to the same period in 2010, primarily due to higher salaries and fringe benefits ($1.8 million) from annual merit and benefit cost increases, the timing of incentive compensation charges ($1.3 million) and increased expenses related to legal matters ($1.4 million). These increases were partially offset by lower expenses for travel, entertainment and meetings ($0.5 million) and information technology ($0.3 million).

Other expense for the six months ended June 30, 2011 decreased $1.2 million or 12.4% compared to the first half of 2010, primarily due to expense related to the closure of the Ackerman, Mississippi sawmill in the first quarter of 2010 ($2.0 million) partially offset by an increase in write-offs of obsolete storeroom items ($0.9 million).

Interest Expense, Net and Income Taxes

Net interest expense decreased $3.6 million, or 21.4%, for the six months ended June 30, 2011 from the six months ended June 30, 2010, primarily as a result of higher capitalized interest ($3.1 million) related to the Counce and Valdosta major energy optimization projects during the six months ended June 30, 2011 compared to the same period in 2010.

PCA’s effective tax rate was 36.3% for the six months ended June 30, 2011 and 32.3% for the comparable period in 2010 due to the impact of recording the alternative fuel mixture tax credits in 2010. Excluding the impact of the tax credits, the 2010 effective rate would have been 36.3% for the six months ended June 30, 2010. The effective tax rate varies from the U.S. federal statutory tax rate of 35% principally due to the impact of the alternative fuel mixture tax credits (in 2010), state and local income taxes and the domestic manufacturers’ deduction. PCA had no material changes to its uncertain tax positions under ASC 740, “Income Taxes,” during the first half of 2011. In March 2011, the Company was notified by the Internal Revenue Service that it will begin its review of the 2008 and 2009 federal tax returns in the second quarter of 2011. This review is under way.

Liquidity and Capital Resources

The following table presents a summary of our cash flows for the periods presented:

	Six Months Ended
	June 30,
	2011	2010	Change
(In thousands)

Net cash provided by (used for):
Operating activities	$165,183	$108,584	$56,599
Investing activities	(178,203)	(156,967)	(21,236)
Financing activities	(64,355)	(30,833)	(33,522)

Net decrease in cash and cash equivalents	$(77,375)	$(79,216)	$1,841

Operating Activities

Net cash provided by operating activities for the six months ended June 30, 2011 was $165.2 million compared to $108.6 million for the six months ended June 30, 2010, an increase of $56.6 million, or 52.1%. Net income, excluding the income from the tax credits (described in Note 15 to the financial statements included in this report) of $9.2 million in 2010, was $76.8 million and $48.0 million, respectively, for the first six months of 2011 and 2010, an increase of $28.8 million that increased net cash provided by operating activities. Additionally, requirements for operating assets and liabilities were lower by $30.4 million in 2011 compared to 2010, primarily due to favorable changes in accounts receivable of $31.4 million resulting from price increases in 2010. Cash requirements for operating activities are subject to PCA’s operating needs, the timing of collection of receivables and payments of payables and expenses, and seasonal fluctuations in its operations.

Investing Activities

Net cash used for investing activities for the six months ended June 30, 2011 increased $21.2 million, or 13.5%, to $178.2 million, compared to the six months ended June 30, 2010. The increase was primarily related to a $26.9 million acquisition completed in April 2011, partially offset by lower additions to property, plant and equipment and other long-term assets of $4.3 million during the six months ended June 30, 2011 compared to the same period in 2010 and fire-related insurance proceeds of $1.0 million received in June 2011 (see Note 18).

Financing Activities

Net cash used for financing activities totaled $64.4 million for the six months ended June 30, 2011, a difference of $33.5 million, or 108.7%, compared to the same period in 2010. The difference was primarily attributable to additional repurchases of PCA common stock of $42.3 million, as well as higher dividends paid of $4.9 million during the first six months of 2011. These increases were partially offset by $9.9 million in proceeds from the settlement of treasury locks in February 2011 and additional proceeds received from stock option exercises of $3.8 million during the first six months of 2011 compared to the same period in 2010.

On February 22, 2011, PCA announced that its board of directors authorized an increase in the quarterly dividend from $0.15 to $0.20 per share of its common stock, beginning with the dividend paid on April 15, 2011. The timing and amount of future dividends are subject to the determination of PCA’s board of directors.

PCA’s primary sources of liquidity are net cash provided by operating activities, borrowings under PCA’s revolving credit facility, and additional borrowings under PCA’s receivables credit facility. As of June 30, 2011, PCA had $176.7 million in unused borrowing capacity under its existing credit agreements, net of the impact on this borrowing capacity of $14.3 million of outstanding letters of credit. Currently, PCA’s primary uses of cash are for operations, capital expenditures, debt service and declared common stock dividends, which it expects to be able to fund from these sources.

The following table provides the outstanding balances and the weighted average interest rates as of June 30, 2011 for PCA’s revolving credit facility, the receivables credit facility, and the senior notes:

			Projected
	Balance at	Weighted	Annual
	June 30,	Average	Cash Interest
Borrowing Arrangement	2011	Interest Rate	Payments
(In thousands)

Revolving Credit Facility	$—	N/A	N/A
Receivables Credit Facility	109,000	1.04%	$1,134
5 3/4% Senior Notes (due August 1, 2013)	400,000	5.75	23,000
6 1/2% Senior Notes (due March 15, 2018)	150,000	6.50	9,750

Total	$659,000	5.14%	$33,884

The above table excludes unamortized debt discount of $0.7 million at June 30, 2011. It also excludes from the projected annual cash interest payments, the non-cash income from the annual amortization of the $22.8 million received in July 2003 and the non-cash expense from the annual amortization of the $4.4 million paid in March 2008 to settle the treasury locks related to the 5 3/4% senior notes due 2013 and 6 1/2% senior notes due 2018. The amortization is being recognized over the terms of the 5 3/4% senior notes due 2013 and 6 1/2% senior notes due 2018 and is included in interest expense, net.

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

In addition, PCA must maintain minimum net worth and maximum debt to total capitalization and minimum interest coverage ratios under the revolving credit facility. A failure to comply with the restrictions contained in the revolving credit facility could lead to an event of default, which could result in an acceleration of any outstanding indebtedness and/or prohibit PCA from drawing on the revolving credit facility. Such an acceleration may also constitute an event of default under the senior notes indentures and the receivables credit facility. As of June 30, 2011, PCA was in compliance with these covenants.

PCA currently expects to incur capital expenditures of $260.0 million in 2011, including $115.0 million for major energy optimization projects at its Counce and Valdosta mills and $40.0 million for strategic projects in the box plants. The remaining $105.0 million in expenditures will be used primarily for maintenance capital, cost reduction, business growth and environmental compliance. As of June 30, 2011, PCA spent $145.2 million for capital expenditures and had committed to spend an additional $93.9 million in the remainder of 2011 and beyond.

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

Reconciliations of Non-GAAP Financial Measures to Reported Amounts

Income from operations, net income and diluted earnings per share excluding special items are non-GAAP financial measures. Reconciliations of those non-GAAP measures to the most comparable measure reported in accordance with GAAP for the three and six months ended June 30, 2011 and 2010 follow:

	Three Months Ended June 30,
	2011			2010
	Income from			Income from
	Operations	Net Income	Diluted EPS	Operations	Net Income	Diluted EPS
(In millions, except per share amounts)

As reported in accordance with GAAP	$67.9	$39.4	$0.39	$67.7	$38.0	$0.37
Special items:
Medical benefits reserve adjustment	(1.6)	(1.0)	(0.01)	—	—	—
Asset disposal charges	1.9	1.2	0.01	1.7	1.1	0.01

Total special items	0.3	0.2	—	1.7	1.1	0.01

Excluding special items	$68.2	$39.6	$0.39	$69.4	$39.1	$0.38

	Six Months Ended June 30,
	2011			2010
	Income from			Income from
	Operations	Net Income	Diluted EPS	Operations	Net Income	Diluted EPS
(In millions, except per share amounts)

As reported in accordance with GAAP	$133.8	$76.8	$0.76	$101.4	$57.2	$0.56
Special items:
Medical benefits reserve adjustment	(1.6)	(1.0)	(0.01)	—	—	—
Asset disposal charges	5.1	3.3	0.03	5.5	3.6	0.03
Biofuel tax credits	—	—	—	(9.2)	(9.2)	(0.09)

Total special items	3.5	2.3	0.02	(3.7)	(5.6)	(0.06)

Excluding special items	$137.4	$79.1	$0.78	$97.7	$51.6	$0.50

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

In 2004, the U.S. Environmental Protection Agency (the “EPA”) published the Boiler MACT regulations affecting certain industrial boilers. These regulations were vacated and remanded by the U.S. Court of Appeals for the D.C. Circuit in 2007. The EPA proposed final regulations in 2011, which would require compliance in 2014. PCA is currently assessing the impact of these regulations on its operations which could require significant modifications to certain of PCA’s boilers. Due to the complexity of these regulations, and the potential for future regulatory or judicial modification to these regulations, the timing and amount of expenditures to be made by PCA are uncertain, but could be significant during the period before compliance is required. During the second quarter, the EPA delayed the effective date of the rules, pending reconsideration of the rules.

Impact of Inflation

PCA does not believe that inflation has had a material impact on its financial position or results of operations during the three- and six-month periods ending June 30, 2011 and 2010.

Off-Balance Sheet Arrangements

PCA does not have any off-balance sheet arrangements as of June 30, 2011 that would require disclosure under SEC FR-67, “Disclosure in Management’s Discussion and Analysis About Off-Balance Sheet Arrangement and Aggregate Contractual Obligations.”

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

PCA has included in its Annual Report on Form 10-K for the year ended December 31, 2010, a discussion of its critical accounting policies which it believes affect its more significant judgments and estimates used in the preparation of its consolidated financial statements. PCA has not made any changes in any of these critical accounting policies during the first six months of 2011.

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

Prior to filing this report, PCA completed an evaluation under the supervision and with the participation of PCA’s management, including PCA’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of PCA’s disclosure controls and procedures as of June 30, 2011. The evaluation of PCA’s disclosure controls and procedures included a review of the controls’ objectives and design, PCA’s implementation of the controls and the effect of the controls on the information generated for use in this report. Based on this evaluation, PCA’s Chief Executive Officer and Chief Financial Officer concluded that PCA’s disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2011.

During the quarter ended June 30, 2011, there were no changes in internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, PCA’s internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table summarizes the Company’s stock repurchases in the second quarter of 2011:

				Approximate
			Total Number	Dollar Value
			of Shares	of Shares that
			Purchased as	may yet be
	Total Number	Average	Part of Publicly	Purchased Under
	of Shares	Price Paid	Announced	the Plan or
Period	Purchased	per Share	Plans or Programs	Program
				(In thousands)

April 1, 2011 to April 30, 2011	66,430	$27.44	66,430	$105,064
May 1, 2011 to May 31, 2011	638,710	28.40	638,710	86,923
June 1, 2011 to June 30, 2011	230,030	27.13	230,030	80,681

Total	935,170	$28.02	935,170	$80,681

On October 17, 2007, PCA announced that its Board of Directors authorized a $150.0 million common stock repurchase program, which it completed during the second quarter of 2011. All shares repurchased under this authorization have been retired as of June 30, 2011.

On February 22, 2011, PCA announced that its Board of Directors had authorized the repurchase of an additional $100.0 million of the Company’s outstanding common stock, of which $80.7 million remains available as of June 30, 2011 for repurchase of the Company’s common stock.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Not Used.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

31.1	Certification of Chief Executive Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following financial information from Packaging Corporation of America’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at June 30, 2011 and December 31, 2010, (ii) Condensed Consolidated Statements of Income for the three and six months ended June 30, 2011 and 2010, (iii) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010, and (iv) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Packaging Corporation of America
(Registrant)

By:	/s/ Mark W. Kowlzan
Chief Executive Officer

By:	/s/ Richard B. West
Senior Vice President and Chief Financial Officer

Date: August 4, 2011