Form 10-Q
period 2011-09-30
PACKAGING CORP OF AMERICA
filed 2011-11-03
CIK 75677

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2011

or

☐	TRANSITION REPORT PURSUANT TOSECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 1-15399

PACKAGING CORPORATION OF AMERICA

(Exact Name of Registrant as Specified in its Charter)

Delaware	36-4277050
(State or other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

1955 West Field Court Lake Forest, Illinois	60045
(Address of Principal Executive Offices)	(Zip Code)

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

As of October 31, 2011, the Registrant had outstanding 99,462,228 shares of common stock, par value $0.01 per share.

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements.

Packaging Corporation of America

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30, 2011	December 31, 2010
		(Audited)
(In thousands, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$40,117	$196,556
Accounts receivable, net of allowance for doubtful accounts and customer deductions of $5,383 and $5,413 as of September 30, 2011 and December 31, 2010, respectively	338,516	293,159
Inventories	244,375	241,142
Prepaid expenses and other current assets	22,287	16,952
Deferred income taxes	24,616	50,232

Total current assets	669,911	798,041
Property, plant and equipment, net	1,434,362	1,337,986
Goodwill	51,106	38,854
Other intangible assets, net	20,555	10,975
Other long-term assets	50,515	38,418
Deferred income taxes	6,294	—

Total assets	$2,232,743	$2,224,274

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt and current maturities of long-term debt	$109,000	$109,000
Capital lease obligations	706	670
Accounts payable	176,677	154,130
Dividends payable	19,990	15,351
Accrued interest	4,353	12,598
Federal and state income taxes payable	464	2,601
Accrued liabilities	110,790	111,208

Total current liabilities	421,980	405,558
Long-term liabilities:
Long-term debt	549,361	549,099
Capital lease obligations	21,298	21,832
Deferred income taxes	—	9,190
Pension and postretirement benefit plans	94,957	97,914
Cellulosic biofuel tax reserve	102,051	102,051
Other long-term liabilities	69,545	29,629

Total long-term liabilities	837,212	809,715
Stockholders’ equity:
Common stock, par value $0.01 per share, 300,000,000 shares authorized, 99,587,464 and 102,308,231 shares issued as of September 30, 2011 and December 31, 2010, respectively	996	1,023
Additional paid in capital	356,664	362,248
Retained earnings	678,011	690,111
Accumulated other comprehensive income (loss), net of tax:
Unrealized gain (loss) on treasury locks, net	(18,616)	2,164
Unrealized loss on foreign currency exchange contracts	(419)	(607)
Unfunded employee benefit obligations	(43,085)	(45,938)

Total accumulated other comprehensive loss	(62,120)	(44,381)

Total stockholders’ equity	973,551	1,009,001

Total liabilities and stockholders’ equity	$2,232,743	$2,224,274

See notes to condensed consolidated financial statements.

Packaging Corporation of America

Condensed Consolidated Statements of Income

(Unaudited)

	Three Months Ended September 30,
	2011	2010
(In thousands, except per share amounts)
Net sales	$670,824	$642,764
Cost of sales	(533,077)	(476,312)

Gross profit	137,747	166,452
Selling and administrative expenses	(48,914)	(47,219)
Corporate overhead	(16,424)	(15,527)
Alternative fuel mixture tax credits	—	(111,869)
Other expense, net	(1,229)	(4,179)

Income (loss) from operations	71,180	(12,342)
Interest expense, net	(6,727)	(7,903)

Income (loss) before taxes	64,453	(20,245)
(Provision) benefit for income taxes	(22,676)	113,565

Net income	$41,777	$93,320

Weighted average common shares outstanding:
Basic	99,020	101,776
Diluted	100,030	102,687
Net income per common share:
Basic	$0.42	$0.92

Diluted	$0.42	$0.91

Dividends declared per common share	$0.20	$0.15

See notes to condensed consolidated financial statements.

Packaging Corporation of America

Condensed Consolidated Statements of Income

(Unaudited)

	Nine Months Ended September 30,
	2011	2010
(In thousands, except per share amounts)
Net sales	$1,965,805	$1,808,955
Cost of sales	(1,558,016)	(1,424,039)

Gross profit	407,789	384,916
Selling and administrative expenses	(145,058)	(136,149)
Corporate overhead	(48,329)	(43,543)
Alternative fuel mixture tax credits	—	(102,634)
Other expense, net	(9,460)	(13,570)

Income from operations	204,942	89,020
Interest expense, net	(19,951)	(24,719)

Income before taxes	184,991	64,301
(Provision) benefit for income taxes	(66,429)	86,243

Net income	$118,562	$150,544

Weighted average common shares outstanding:
Basic	99,945	101,912
Diluted	101,030	102,822
Net income per common share:
Basic	$1.19	$1.48

Diluted	$1.17	$1.46

Dividends declared per common share	$0.60	$0.45

See notes to condensed consolidated financial statements.

Packaging Corporation of America

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2011	2010
(In thousands)
Cash Flows from Operating Activities:
Net income	$118,562	$150,544
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	121,033	116,770
Amortization of financing costs	361	496
Amortization of net gain on treasury lock	(1,385)	(1,384)
Share-based compensation expense	7,191	5,403
Deferred income tax provision	(7,752)	(145,215)
Loss on disposals of property, plant and equipment	6,970	4,634
Alternative fuel mixture tax credits receivable	—	127,811
Changes in operating assets and liabilities:
(Increase) decrease in assets —
Accounts receivable	(39,374)	(92,095)
Inventories	(1,346)	(13,335)
Prepaid expenses and other current assets	(5,269)	(8,053)
Increase (decrease) in liabilities —
Accounts payable	22,474	39,713
Accrued liabilities	16,485	15,616
Other, net	(1,133)	10,136

Net cash provided by operating activities	236,817	211,041

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(214,958)	(230,926)
Acquisitions of businesses	(35,643)	—
Additions to other long term assets	(10,973)	(2,119)
Proceeds from disposals of property, plant and equipment	427	1,353

Net cash used for investing activities	(261,147)	(231,692)

Cash Flows from Financing Activities:
Payments on long-term debt	(498)	(465)
Settlement of treasury lock	9,910	—
Common stock dividends paid	(56,053)	(46,366)
Repurchases of common stock	(93,425)	(24,801)
Proceeds from exercise of stock options	6,870	3,508
Excess tax benefits from share-based awards	1,087	868

Net cash used for financing activities	(132,109)	(67,256)

Net decrease in cash and cash equivalents	(156,439)	(87,907)
Cash and cash equivalents, beginning of period	196,556	260,727

Cash and cash equivalents, end of period	$40,117	$172,820

See notes to condensed consolidated financial statements.

Packaging Corporation of America

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2011

1. Basis of Presentation

The condensed consolidated financial statements as of September 30, 2011 and 2010 of Packaging Corporation of America (“PCA” or the “Company”) and for the three- and nine-month periods then ended are unaudited but include all adjustments (consisting only of normal recurring adjustments) that management considers necessary for a fair presentation of such financial statements. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with Article 10 of SEC Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete audited financial statements. Operating results for the period ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. These condensed consolidated financial statements should be read in conjunction with PCA’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

Recent Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-09, “Compensation — Retirement Benefits — Multiemployer Plans (Subtopic 715-80) —Disclosures about an Employer’s Participation in a Multiemployer Plan.” The amendments in this update require that employers provide additional quantitative and qualitative disclosures which will provide users with more detailed information about an employer’s involvement in multiemployer pension plans and multiemployer other postretirement benefits plans. The provisions in this update are effective for fiscal years ending after December 15, 2011, with early adoption permitted. The Company will comply with the additional disclosure requirements of ASU 2011-09 upon its adoption on December 31, 2011.

The FASB issued ASU 2011-08, “Intangibles — Goodwill and Other (Topic 350) — Testing Goodwill for Impairment,” which simplifies how entities test goodwill for impairment. The amendments in this update provide an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. The Company will comply with the provisions of ASU 2011-08 upon its adoption on January 1, 2012.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220) — Presentation of Comprehensive Income.” The amendments in this ASU require that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The provisions in this update should be applied retrospectively and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted. The Company will comply with the additional provisions of ASU 2011-05 upon its adoption on January 1, 2012.

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820) — Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” The amendments in this ASU clarify the application of existing fair value measurement and disclosure requirements, which will improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRSs. ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011. Early application is not permitted. The Company does not expect the adoption of this guidance to have any impact on its financial position, results of operations or cash flows.

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

Reclassifications

Certain reclassifications were made to prior year amounts related to the alternative energy tax credits on the condensed consolidated statement of cash flows. The reclassification did not have any impact on the Company’s net cash provided by operating activities, net cash used for investing activities or net cash used for financing activities in the prior period.

3. Earnings Per Share

The following table sets forth the computation of basic and diluted income per common share for the periods presented.

	Three Months Ended September 30,
	2011	2010
(In thousands, except per share data)
Numerator:
Net income	$41,777	$93,320
Denominator:
Basic common shares outstanding	99,020	101,776
Effect of dilutive securities:
Stock options	214	222
Unvested restricted stock	796	689

Dilutive common shares outstanding	100,030	102,687

Basic income per common share	$0.42	$0.92
Diluted income per common share	$0.42	$0.91

	Nine Months Ended September 30,
	2011	2010
(In thousands, except per share data)
Numerator:
Net income	$118,562	$150,544
Denominator:
Basic common shares outstanding	99,945	101,912
Effect of dilutive securities:
Stock options	294	243
Unvested restricted stock	791	667

Dilutive common shares outstanding	101,030	102,822

Basic income per common share	$1.19	$1.48
Diluted income per common share	$1.17	$1.46

Options to purchase 0.2 million shares and 0.6 million shares for the three month periods ended September 30, 2011 and 2010, respectively, and options to purchase 0.6 million shares for the nine month period ended September 30, 2010, were not included in the computation of diluted common shares outstanding as their exercise price exceeded the average market price of the Company’s common stock for each respective reporting period. All outstanding options to purchase shares for the nine month period ended September 30, 2011 were included in the computation of diluted common shares outstanding.

4. Comprehensive Income

Comprehensive income is as follows:

	Three Months Ended September 30,
	2011	2010
(In thousands)
Net income	$41,777	$93,320
Other comprehensive income, net of tax:
Amortization of unfunded employee benefit obligations	951	894
Amortization of net gain on treasury locks	(282)	(282)
Amortization of net loss on foreign currency exchange contracts	(1)	—
Unrealized losses on treasury locks	(25,455)	(11,101)
Unrealized gains (losses) on foreign currency exchange contracts	(13)	370

Comprehensive income	$16,977	$83,201

	Nine Months Ended September 30,
	2011	2010
(In thousands)
Net income	$118,562	$150,544
Other comprehensive income, net of tax:
Amortization of unfunded employee benefit obligations	2,853	2,683
Amortization of net gain on treasury locks	(845)	(1,025)
Amoritization of net loss on foreign currency exchange contracts	(1)	—
Unrealized losses on treasury locks	(19,935)	(19,374)
Unrealized gains (losses) on foreign currency exchange contracts	189	(555)

Comprehensive income	$100,823	$132,273

5. Stock-Based Compensation

In October 1999, the Company adopted a long-term equity incentive plan, which provides for grants of stock options, stock appreciation rights, restricted stock and performance awards to directors, officers and employees of PCA, as well as others who engage in services for PCA. The Company has not granted any option awards since 2007. Restricted stock awards granted to officers and employees generally vest at the end of a four-year period, and restricted stock awards granted to directors vest immediately. The plan, which will terminate on October 19, 2014, provides for the issuance of up to 8,550,000 shares of common stock over the life of the plan. As of September 30, 2011, options and restricted stock of 7,660,885 shares have been granted, net of forfeitures. Forfeitures are added back to the pool of shares of common stock available to be granted at a future date.

Compensation expense for both stock options, which were fully vested at June 30, 2010, and restricted stock recognized in the condensed consolidated statements of income for the three- and nine-month periods ended September 30, 2011 and 2010 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
(In thousands)
Stock options	$—	$—	$—	$221
Restricted stock	2,487	1,615	7,191	5,182

Impact on income before income taxes	2,487	1,615	7,191	5,403
Income tax benefit	(968)	(630)	(2,798)	(2,105)

Impact on net income	$1,519	$985	$4,393	$3,298

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

A summary of the Company’s stock option activity and related information follows:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
				(In thousands)
Outstanding at December 31, 2010	1,568,384	$21.38
Exercised	(336,285)	20.35

Outstanding and exercisable at September 30, 2011	1,232,099	$21.64	1.8	$2,604

The total intrinsic value of options exercised during the three months ended September 30, 2011 and 2010 was $0.1 million and $0.3 million, respectively, and during the nine months ended September 30, 2011 and 2010 was $2.7 million and $1.5 million, respectively. As of September 30, 2011, there is no unrecognized compensation cost related to stock option awards granted under the Company’s equity incentive plan as all outstanding awards have vested.

A summary of the Company’s restricted stock activity follows:

	2011		2010
	Shares	Fair Market Value at Date of Grant	Shares	Fair Market Value at Date of Grant
(Dollars in thousands)
Restricted stock at January 1	1,478,000	$30,600	1,235,505	$24,718
Granted	575,694	16,005	573,440	12,693
Vested	(219,469)	(5,608)	(318,350)	(6,563)
Cancellations	(4,340)	(96)	(12,595)	(248)

Restricted stock at September 30	1,829,885	$40,901	1,478,000	$30,600

The Company generally recognizes compensation expense associated with restricted stock awards ratably over their vesting periods. As PCA’s Board of Directors has the ability to accelerate vesting of restricted stock upon an employee’s retirement, the Company accelerates the recognition of compensation expense for certain employees approaching normal retirement age. As of September 30, 2011, there was $24.1 million of total unrecognized compensation costs related to the above restricted stock awards. The Company expects to recognize the cost of these stock awards over a weighted-average period of 2.8 years.

6. Inventories

The components of inventories are as follows:

	September 30, 2011	December 31, 2010
(In thousands)		(Audited)
Raw materials	$123,393	$126,401
Work in process	8,658	6,395
Finished goods	77,770	73,710
Supplies and materials	109,567	102,720

Inventories at FIFO or average cost	319,388	309,226
Excess of FIFO or average cost over LIFO cost	(75,013)	(68,084)

Inventories, net	$244,375	$241,142

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

7. Goodwill and Other Intangible Assets

Goodwill

Changes in the carrying amount of goodwill for the period ended September 30, 2011 are as follows:

(In thousands)
Balance as of December 31, 2010	$38,854
Acquisitions	12,252

Balance at September 30, 2011	$51,106

The components of other intangible assets are as follows:

		As of September 30, 2011		As of December 31, 2010
	Weighted Average Remaining Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
(In thousands)				(Audited)
Customer relationships	20.8 years	$27,811	$7,409	$17,441	$6,466
Other	2.5 years	180	27	—	—

Total other intangible assets		$27,991	$7,436	$17,441	$6,466

See Note 17 for further discussion regarding the acquisition.

8. Employee Benefit Plans and Other Postretirement Benefits

For the three-and nine-months ended September 30, 2011 and 2010, net pension costs were comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
(In thousands)
Components of Net Pension Costs
Service cost for benefits earned during the year	$4,952	$4,579	$14,856	$13,737
Interest cost on accumulated benefit obligation	3,368	3,023	10,105	9,068
Expected return on assets	(3,386)	(2,802)	(10,158)	(8,406)
Net amortization of unrecognized amounts	1,549	1,483	4,645	4,449

Net pension costs	$6,483	$6,283	$19,448	$18,848

The Company makes pension plan contributions that are sufficient to fund its actuarially determined costs, generally equal to the minimum amounts required by the Employee Retirement Income Security Act (ERISA). However, from time to time the Company may make discretionary contributions in excess of the required minimum amounts. The Company expects to contribute $22.1 million to the pension plans in 2011, of which $18.2 million has been contributed through September 30, 2011.

For the three- and nine-months ended September 30, 2011 and 2010, net postretirement costs were comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
(In thousands)
Components of Net Postretirement Costs
Service cost for benefits earned during the year	$400	$350	$1,199	$1,049
Interest cost on accumulated benefit obligation	297	283	892	848
Net amortization of unrecognized amounts	8	(19)	25	(56)

Net postretirement costs	$705	$614	$2,116	$1,841

9. Transfers of Financial Assets

PCA has an on-balance sheet securitization program for its trade accounts receivable that is accounted for as a secured borrowing under ASC 860, “Transfers and Servicing.” To effectuate this program, the Company formed a wholly owned, limited-purpose subsidiary, Packaging Credit Company, LLC (“PCC”), which in turn formed a wholly owned, bankruptcy-remote, special-purpose subsidiary, Packaging Receivables Company, LLC (“PRC”), for the purpose of acquiring receivables from PCC. Both of these entities are included in the consolidated financial statements of the Company. Under this program, PCC purchases on an ongoing basis substantially all of the receivables of the Company and sells such receivables to PRC. PRC and lenders established a $150.0 million receivables-backed revolving credit facility (“Receivables Credit Facility”) through which PRC obtains funds to purchase receivables from PCC. The receivables purchased by PRC are solely the property of PRC. In the event of liquidation of PRC, the creditors of PRC would be entitled to satisfy their claims from PRC’s assets prior to any distribution to PCC or the Company. Credit available under the receivables credit facility is on a borrowing-base formula. As a result, the full amount of the facility may not be available at all times. On March 1, 2011, PCA renewed the facility, which was scheduled to expire on March 1, 2011, to February 28, 2012. At September 30, 2011, $109.0 million was outstanding and included in “Short-term debt and current maturities of long-term debt” on the condensed consolidated balance sheet. Substantially all accounts receivable at September 30, 2011 have been sold to PRC and are included in “Accounts receivable, net of allowance for doubtful accounts and customer deductions” on the condensed consolidated balance sheet.

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

On August 1, 2011, PCA entered into interest rate protection agreements with counterparties to protect against increases in the ten-year U.S. Treasury Note rate. The treasury rate will serve as a reference in determining the interest rate applicable to the new debt securities the Company expects to issue in the future to refinance PCA’s currently outstanding $400.0 million of senior notes that mature in 2013. The interest rate protection agreements were properly documented and designated as cash flow hedges at inception. At September 30, 2011, the Company had a notional value of $400.0 million in interest rate protection agreements outstanding that are expected to settle by the end of 2012.

Foreign Currency Exchange Rate Risk

In connection with the energy optimization projects at its Valdosta, Georgia mill and Counce, Tennessee mill, the Company entered into foreign currency forward contracts in 2009 and 2010 to hedge its exposure to forecasted purchases of machinery and equipment denominated in foreign currencies. The foreign currency forward contracts were properly documented and designated as cash flow hedges at inception. At September 30, 2011, all contracts have been settled for a loss of $0.7 million. The loss was recorded in accumulated other comprehensive income (loss) and will be amortized over the lives of the respective machinery and equipment beginning in the fourth quarter of 2011. At September 30, 2011, the Company did not have any foreign currency forward contracts outstanding.

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

Derivative Instruments

The fair value of the Company’s treasury locks at September 30, 2011 was $(41.7) million, which is included in “Other long-term liabilities” on the Company’s condensed consolidated balance sheet at September 30, 2011.

The impact of derivative instruments on the condensed consolidated statements of income and accumulated OCI is as follows:

	Amount of Net Gain (Loss) Recognized in Accumulated OCI (Effective Portion)
	Sept. 30, 2011	Dec. 31, 2010
(In thousands)		Audited
Treasury locks, net of tax	$(18,616)	$2,164
Foreign currency exchange contracts, net of tax	(419)	(607)

Total	$(19,035)	$1,557

	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	Three Months Ended September 30,		Nine Months Ended September 30,
Location	2011	2010	2011	2010
(In thousands)
Interest expense, net	$461	$461	$1,385	$1,384
Cost of sales	2	—	2	—

The net amount of settlement gains or losses on derivative instruments included in accumulated OCI to be realized during the next 12 months is a net gain of $1.8 million ($1.2 million after tax) at September 30, 2011. Mark to market gains and losses on derivative instruments included in accumulated OCI will be reclassified into earnings in the same periods during which the hedged transactions affect earnings. There were no ineffective portions of these contracts during the period.

11. Financial Instruments

The carrying and estimated fair values of PCA’s financial instruments at September 30, 2011 and December 31, 2010 were as follows:

	September 30, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
(In thousands)			(Audited)
Cash and cash equivalents	$40,117	$40,117	$196,556	$196,556
Long-term debt —
5.75% senior notes	(399,400)	(424,304)	(399,143)	(430,464)
6.50% senior notes	(149,960)	(165,717)	(149,956)	(158,800)
Receivables credit facility	(109,000)	(109,000)	(109,000)	(109,000)
Capital lease obligations	(22,004)	(22,004)	(22,502)	(22,502)

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

Assets and liabilities measured at fair value on a recurring basis are as follows:

	As of September 30, 2011
	Carrying Value	Fair Value	Measurement Approach			As of December 31, 2010
			Level	Valuation Technique		Carrying Value	Fair Value
(In thousands)						(Audited)
Current Assets
Money market funds	$39,617	$39,617	1	(a	)	$196,058	$196,058
Foreign currency exchange contracts	—	—	2	(a	)	12	12
Long-Term Assets
Treasury locks	—	—				872	872
Other Long-Term Liabilities
Treasury locks	(41,669)	(41,669)	2	(a	)	—	—

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

13. Environmental Liabilities

The potential costs for various environmental matters are uncertain due to such factors as the unknown magnitude of possible cleanup costs, the complexity and evolving nature of governmental laws and regulations and their interpretations, and the timing, varying costs and effectiveness of alternative cleanup technologies. From 1994 through September 30, 2011, remediation costs at PCA’s mills and corrugated plants totaled approximately $3.2 million. As of September 30, 2011, the Company maintained an environmental reserve of $10.2 million relating to on-site landfills and surface impoundments as well as ongoing and anticipated remedial projects. Liabilities recorded for environmental contingencies are estimates of the probable costs based upon available information and assumptions. Because of these uncertainties, PCA’s estimates may change. As of the date of this filing, the Company believes that it is not reasonably possible that future environmental expenditures for remediation costs and asset retirement obligations above the $10.2 million accrued as of September 30, 2011, will have a material impact on its financial condition, results of operations, or cash flows.

14. Stock Repurchase Program

On October 17, 2007, PCA announced that its Board of Directors authorized a $150.0 million common stock repurchase program, which it completed in the second quarter of 2011. Through June 30, 2011, the Company repurchased 6,422,587 shares of common stock at $23.36 per share. All repurchased shares were retired prior to June 30, 2011.

On February 22, 2011, PCA announced that its Board of Directors had authorized the repurchase of an additional $100.0 million of the Company’s outstanding common stock. During the third quarter of 2011, the Company repurchased 2,000,000 shares of common stock for $48.0 million, or $24.02 per share, under this authorization. All repurchased shares were retired prior to September 30, 2011. As of September 30, 2011, $32.6 million of the $100.0 million authorization remained available for repurchase of the Company’s common stock.

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

The amount of credits that the Company can apply against future federal taxes owed will be dependent upon the timing and amount of PCA’s future taxable income. As of September 30, 2011, including the reserve for uncertain tax positions, PCA has as much as $175 million of tax credits to be used to offset future tax payments. The cellulosic biofuel producer credit carryforward must be utilized to offset federal taxes owed by December 31, 2015, at which time the credit carryforward expires. A valuation allowance was not recorded against the deferred tax asset for this credit carryforward since the Company believes the credit can be fully utilized before expiration. If it is determined that any of the credit carryforward will become subject to expiration, PCA will reduce the deferred tax asset and record a corresponding charge to income.

16. Legal Proceedings

During September and October 2010, PCA and eight other U.S. and Canadian containerboard producers were named as defendants in five purported class action lawsuits filed in the United States District Court for the Northern District of Illinois, alleging violations of the Sherman Act. The lawsuits have been consolidated in a single complaint under the caption Kleen Products LLC v Packaging Corp. of America et al. The consolidated complaint alleges that the defendants conspired to limit the supply of containerboard, and that the purpose and effect of the alleged conspiracy was to artificially increase prices of containerboard products during the period of August 2005 to the time of filing of the complaints. The complaint was filed as a purported class action suit on behalf of all purchasers of containerboard products during such period. The complaint seeks treble damages and costs, including attorney’s fees. The defendants’ motions to dismiss the complaint were denied by the court in April 2011. PCA believes the allegations are without merit and will defend this lawsuit vigorously. However, as the lawsuit is in the early stages of discovery, PCA is unable to predict the ultimate outcome or estimate a range of reasonably possible losses.

17. Acquisitions

On April 14, 2011, the Company acquired Field Packaging Group, a corrugated products manufacturer located in Chicago, Illinois, for $26.9 million. Sales and total assets of the acquisition were not material to the

Company’s overall sales and total assets prior to the acquisition. Operating results of the acquisition subsequent to April 14, 2011 are included in the Company’s 2011 operating results. The Company has allocated the purchase price to the assets acquired and liabilities assumed, of which $10.6 million has been allocated to goodwill, $10.4 million to customer relationships (amortized over a life of ten years) and $0.2 million to other intangibles assets (amortized over a life of three years).

On September 10, 2011, the Company acquired Packaging Materials Company, a corrugated products manufacturer located near Huntsville, Alabama, for $8.7 million. Sales and total assets of the acquisition were not material to the Company’s overall sales and total assets prior to the acquisition. Operating results of the acquisition subsequent to September 10, 2011 are included in the Company’s 2011 operating results. The Company is currently allocating the purchase price to the assets acquired and liabilities assumed.

18. Valdosta Mill Fire Insurance Recovery

On April 4, 2011, the Company’s Valdosta, Georgia mill had a fire in the turbine generator room. The fire resulted in production and sales volume losses of 11,000 tons and significant repair and demolition expenses to affected buildings and equipment. PCA is insured for the lost production, replacement value of destroyed assets, and related expenses, subject to a $3.0 million deductible. The Company filed an insurance claim for the total cost of the fire and received $6.5 million, net of the $3.0 million deductible, for losses incurred and capital expenditures during the second quarter of 2011. During the third quarter of 2011, the Company received an additional $1.5 million in insurance proceeds for capital expenditures. The $8.0 million in insurance proceeds is included in net cash provided by operating activities ($5.5 million) and in net cash used for investing activities ($2.5 million) based on the nature of the reimbursement. PCA expects to receive additional insurance proceeds for capital expenditures as work is completed.

19. Subsequent Events

The Company has disclosed the following subsequent events in accordance with ASC 855, “Subsequent Events.” Subsequent events have been evaluated through the filing date of this Form 10-Q.

•

On October 11, 2011, the Company replaced its old senior revolving credit facility that was scheduled to terminate in April 2013 with a new senior credit facility that provides a $150 million term loan facility, which PCA fully borrowed, and a $250 million revolving credit facility, including a $50.0 million subfacility for letters of credit. Borrowings may be used for general corporate purposes and bear interest at LIBOR plus a margin that is determined based upon PCA’s credit ratings. The new senior credit facility will terminate on October 11, 2016.

•

Also on October 11, 2011, PCA amended its receivables credit facility agreement described in Note 9 above, which extended the termination date to October 11, 2014 and increased the borrowing availability from $150.0 million to $200.0 million.

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

Industry Conditions

As reported by the Fibre Box Association, industry-wide shipments of corrugated products increased 0.1% for the three months ended September 30, 2011 compared to the same period in 2010 and September corrugated products shipments were down 0.4% from September 2010 levels. Industry containerboard production for the three months ended September 30, 2011 was essentially equal to the same period in 2010, and reported industry containerboard inventories at the end of third quarter 2011 were 0.9% above September 2010 at approximately 2.26 million tons. Industry shipments to export markets increased 3.0% for the third quarter of 2011 compared to the same period in 2010. Published industry prices for containerboard did not change during third quarter 2011.

PCA Operations Summary

During the third quarter of 2011, we produced approximately 650,000 tons of containerboard at our mills and sold about 8.3 billion square feet (“bsf”) of corrugated products. Our corrugated products shipments were up 6.6% compared to the third quarter of 2010. Containerboard volume sold to domestic and export customers for the three months ended September 30, 2011 was equal to the same period in 2010 and 3,000 tons above second quarter 2011.

Industry published recycled fiber prices were up compared to the third quarter 2010 average price by 47% but decreased $5 per ton, or 3%, in October. Chemical costs increased in the third quarter of 2011 compared to last year with the largest increase due to caustic soda prices, which increased by $70 per ton, or 20%. Transportation costs also increased largely due to higher diesel costs, which were 32% higher than third quarter 2010. Energy costs in the third quarter of 2011 were higher than the same period in 2010 primarily due to coal, electricity and purchased bark cost increases. Wood fiber costs increased slightly compared to third quarter 2010.

Work on the major energy projects at our Counce, Tennessee and Valdosta, Georgia linerboard mills continued and is scheduled for completion in the fourth quarter of 2011. The majority of the earnings benefits from the project is expected to come from reduced energy costs and from improvements in production capability and flexibility, as well as cost reductions in other areas. The dollar amount of the earnings benefit from the project as well as the project returns are dependent upon energy prices, mill operating rates, and the capital cost to complete the project.

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

In an IRS memorandum released during the second quarter of 2010, the IRS concluded that black liquor also qualifies for the taxable cellulosic biofuel producer credit of $1.01 per gallon of biofuel produced in 2009. In a subsequent memorandum, the IRS concluded that a black liquor producer may claim the alternative fuel mixture credit and the cellulosic biofuel producer credit in the same taxable year for different volumes of black liquor. Based upon both IRS memoranda and guidance regarding the cellulosic biofuel producer credit, the Company analyzed the potential benefits from claiming the cellulosic biofuel producer credit for 2009 instead of the alternative fuel mixture credit, or claiming a combination of the two credits for 2009. For the gallons of alternative fuels produced in 2009, PCA claimed about two-thirds of the gallons as cellulosic biofuel producer credits and about one-third of the gallons as alternative fuel mixture credits, resulting in additional income of $33.4 million recorded during the third quarter of 2010.

Excluding a charge of $1.0 million, or $0.01 per share, for asset disposals related to major energy projects, we earned net income of $42.8 million ($0.43 per diluted share) in the third quarter of 2011 compared with $61.7 million ($0.60 per diluted share) in the third quarter of 2010, excluding a charge of $1.8 million ($0.02 per diluted share) for energy project asset disposals and income of $33.4 million ($0.33 per diluted share) for the additional tax credits described above. Management uses these measures to focus on PCA’s on-going operations and assess its operating performance and believes that it is useful to investors because it enables them to perform meaningful comparisons of past and present operating results. Reconciliations to the most comparable measure reported in accordance with GAAP are included elsewhere in this section under “Reconciliations of Non-GAAP Financial Measures to Reported Amounts.”

Looking ahead to the fourth quarter of 2011, our corrugated products volume and mill production should be lower than the third quarter with four less corrugated products shipping days and the normal seasonal decline in demand. We expect increased production costs with the lower mill and corrugated products volume, increased energy usage with the colder weather and higher interest expense. Recycled fiber costs should be lower than the third quarter, and we also expect to receive some cost benefits as the energy projects start-up during the quarter. Given these items, we expect our earnings, excluding special items, to be lower than the third quarter of 2011.

Results of Operations

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

The historical results of operations of PCA for the three months ended September 30, 2011 and 2010 are set forth below:

	Three Months Ended September 30,
	2011	2010		Change
(In thousands)
Net sales	$670,824	$642,764		$28,060

Income from operations	$71,180	$(12,342	)(1)	$83,522
Interest expense, net	(6,727)	(7,903)		1,176

Income before taxes	64,453	(20,245)		84,698
Provision (benefit) for income taxes	(22,676)	113,565		(136,241)

Net income	$41,777	$93,320		$(51,543)

(1)	Includes charge of $111.9 million due to reversal of a portion of income previously recorded from alternative fuel mixture credits in order to claim the cellulosic biofuel producer credits that are recorded as a benefit in the provision for income taxes.

Net Sales

Net sales increased by $28.1 million, or 4.4%, for the three months ended September 30, 2011 from the comparable period in 2010, primarily as a result of higher sales volumes ($33.0 million), partially offset by unfavorable sales mix and price ($4.9 million) of corrugated products and containerboard to third parties.

Corrugated products shipments for the third quarter increased 6.6% compared to the third quarter of 2010, both on a total basis and on a shipments-per-workday basis. Total corrugated products volume sold for the three months ended September 30, 2011 increased 0.5 billion square feet (“bsf”) to 8.3 bsf compared to 7.8 bsf in the third quarter of 2010. The percentage increase was the same on a total basis and shipments per workday basis since both quarters contained 64 workdays, those days not falling on a weekend or holiday.

Containerboard volume sold to outside domestic and export customers for the three months ended September 30, 2011 was essentially the same as the third quarter of 2010. Containerboard mill production during the third quarter was 650,000 tons compared to 646,000 tons during the third quarter of 2010.

Income from Operations

Income from operations increased $83.5 million, from a loss of $12.3 million in the third quarter of 2010 to $71.2 million in the third quarter of 2011. As noted in Note 15 to the condensed consolidated financial statements, PCA received the cellulosic biofuel producer registration in September 2010. As a result, income from operations was reduced for the three months ended September 30, 2010 primarily due to reversing a portion of our 2009 alternative fuel mixture credits out of income from operations ($111.9 million) in order to claim cellulosic biofuel producer credits which were recorded in the provision for income taxes ($145.3 million). Excluding the impact of tax credits and major energy project disposals, income from operations decreased $30.0 million, as higher costs for transportation ($6.8 million), recycled fiber ($6.3 million), energy ($3.8 million), labor ($3.6 million), chemicals ($3.3 million), fringe benefits ($2.8 million), depreciation ($1.6 million), building repairs ($1.4 million) and the unfavorable sales mix and price described above ($4.9 million) were only partially offset by increased volume ($6.3 million).

Gross profit decreased $28.7 million, or 17.2%, for the three months ended September 30, 2011 from the comparable period in 2010. Gross profit as a percentage of net sales decreased to 20.5% of net sales for third quarter 2011 compared to 25.9% in the third quarter of 2010 primarily attributable to the cost increases on a per unit basis previously described.

Selling and administrative expenses increased $1.7 million, or 3.6%, for the three months ended September 30, 2011 compared to the same period in 2010, as a result of increased costs for warehousing ($0.5 million), travel, entertainment and meetings ($0.3 million), sample and development ($0.3 million), information technology ($0.2 million) and relocation ($0.2 million).

Corporate overhead increased $0.9 million, or 5.8%, for the three months ended September 30, 2011 compared to the same period in 2010, primarily due to increased expenses related to outside services for legal matters ($0.5 million) and information technology ($0.2 million).

Other expense for the three months ended September 30, 2011 decreased $3.0 million or 70.6% compared to the third quarter of 2010, primarily due to reduced fixed asset disposal expenses ($1.5 million) and expense in the third quarter of 2010 related to closing a corrugated products plant ($1.4 million).

Interest Expense, Net and Income Taxes

Net interest expense decreased $1.2 million, or 14.9%, for the three months ended September 30, 2011 from the three months ended September 30, 2010, primarily as a result of higher capitalized interest ($1.1 million) related to the Counce and Valdosta major energy optimization projects during the three months ended September 30, 2011 compared to the same period in 2010.

PCA’s effective tax rate was 35.2% for the three months ended September 30, 2011 and -561% for the comparable period in 2010 due to the impact of recording the alternative fuel mixture tax credits in 2010. Excluding the impact of the tax credits, the 2010 effective rate would have been 35.2% for the three months ended September 30, 2010. The effective tax rate varies from the U.S. federal statutory tax rate of 35% principally due to the impact of the alternative fuel mixture tax credits (in 2010), state and local income taxes and the domestic manufacturers’ deduction.

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

The historical results of operations of PCA for the nine months ended September 30, 2011 and 2010 are set forth below:

	Nine Months Ended September 30,
	2011	2010		Change
(In thousands)
Net sales	$1,965,805	$1,808,955		$156,850

Income from operations	$204,942	$89,020	(1)	$115,922
Interest expense, net	(19,951)	(24,719)		4,768

Income before taxes	184,991	64,301		120,690
Provision (benefit) for income taxes	(66,429)	86,243		(152,672)

Net income	$118,562	$150,544		$(31,982)

(1)	Includes charge of $111.9 million due to reversal of a portion of income previously recorded from alternative fuel mixture credits in order to claim the cellulosic biofuel producer credits that are recorded as a benefit in the provision for income taxes.

Net Sales

Net sales increased by $156.9 million, or 8.7%, for the nine months ended September 30, 2011 from the comparable period in 2010, primarily as a result of increased sales prices ($67.2 million) and higher sales volumes ($89.7 million) of corrugated products and containerboard to third parties.

Corrugated products shipments for the first nine months of 2011 increased 4.3% compared to the first nine months of 2010, and on a shipments-per-workday basis increased 3.8%. Total corrugated products volume sold for the first nine months of 2011 increased 1.0 billion square feet (“bsf”) to 24.3 bsf compared to 23.3 bsf for the same period in 2010. The percentage increase, on a shipments-per-workday basis, was lower due to one more workday in the first nine months of 2011 (191 days), those days not falling on a weekend or holiday, than the first nine months of 2010 (190 days).

Containerboard volume sold to outside domestic and export customers increased 6.4% for the nine months ended September 30, 2011 compared to the same period in 2010. Containerboard mill production September year-to-date 2011 was 1,858,000 tons compared to 1,804,000 tons during the comparable period in 2010.

Income from Operations

Income from operations increased $115.9 million, or 130.2%, for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010. As noted in Note 15 to the condensed consolidated financial statements, PCA received the cellulosic biofuel producer registration in September 2010. As a result, income from operations was reduced for the nine months ended September 30, 2010 primarily due to reversing a portion of our 2009 alternative fuel mixture credits out of income from operations ($111.9 million) in order to claim cellulosic biofuel producer credits which were recorded in the provision for income taxes ($145.3 million) Excluding the impact of tax credits and major energy project disposals, income from operations increased $9.6 million, primarily due to higher sales prices ($67.2 million) and volume ($26.0 million). Partially offsetting these items were increased costs for transportation ($15.8 million), chemicals ($14.3 million), labor ($10.8 million), recycled fiber ($10.2 million), medical and worker’s compensation ($6.8 million), energy ($5.8 million), depreciation ($4.4 million), the impact of severe winter weather in first quarter 2011 ($3.5 million), building repairs ($2.1 million), other fringe benefits ($2.0 million), legal services ($1.9 million), travel, entertainment and meetings ($1.5 million) and warehousing requirements ($1.1 million).

Gross profit increased $22.9 million, or 5.9%, for the nine months ended September 30, 2011 from the comparable period in 2010. Gross profit as a percentage of net sales decreased to 20.7% of net sales for first nine months of 2011 compared to 21.3% for the comparable period of 2010, primarily due to the cost increases on a per unit basis described above.

Selling and administrative expenses increased $8.9 million, or 6.5%, for the nine months ended September 30, 2011 compared to the same period in 2010, as a result of higher salaries ($3.5 million) from annual merit increases, and related fringe benefits ($0.8 million). Other cost increases included travel, entertainment and meetings ($1.5 million), warehousing ($1.1 million) and other items which were individually insignificant.

Corporate overhead increased $4.8 million, or 11.0%, for the first nine months of 2011 compared to the same period in 2010, primarily due to higher salaries expense ($2.5 million) from annual merit increases, and increased expenses related to legal matters ($1.9 million).

Other expense for the nine months ended September 30, 2011 decreased $4.1 million or 30.3% compared to the comparable period in 2010, primarily due to closure costs of a sawmill ($2.0 million) and a corrugated products plant ($1.4 million) in the first nine months of 2010.

Interest Expense, Net and Income Taxes

Net interest expense decreased $4.8 million, or 19.3%, for the nine months ended September 30, 2011 from the nine months ended September 30, 2010, primarily as a result of higher capitalized interest ($3.7 million) related to the Counce and Valdosta major energy optimization projects and lower interest expense related to the receivables credit facility ($0.6 million) due to lower interest rates during the nine months ended September 30, 2011 compared to the same period in 2010.

PCA’s effective tax rate was 35.9% for the nine months ended September 30, 2011 due and -134.1% for the comparable period in 2010 due to the impact of recording the alternative fuel mixture tax credits in 2010. Excluding the impact of the alternative fuel mixture tax credits, the 2010 effective tax rate would have been 35.7% for the nine months ended September 30, 2010. The effective tax rate varies from the U.S. federal statutory tax rate of 35% principally due to the impact of the alternative fuel mixture tax credits (in 2010), state and local income taxes and the domestic manufacturers’ deduction. PCA had no material changes to its uncertain tax positions under ASC 740, “Income Taxes,” during the first nine months of 2011. In March 2011, the Company was notified by the Internal Revenue Service that it will begin its review of the 2008 and 2009 federal tax returns in the second quarter of 2011. This review is under way.

Liquidity and Capital Resources

The following table presents a summary of our cash flows for the periods presented:

	Nine Months Ended September 30,
	2011	2010	Change
(In thousands)
Net cash provided by (used for):
Operating activities	$236,817	$211,041	$25,776
Investing activities	(261,147)	(231,692)	(29,455)
Financing activities	(132,109)	(67,256)	(64,853)

Net decrease in cash and cash equivalents	$(156,439)	$(87,907)	$(68,532)

Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2011 was $236.8 million compared to $211.0 million for the nine months ended September 30, 2010, an increase of $25.8 million, or 12.2%. Net income, excluding the income from the tax credits (described in Note 15 to the financial statements included in this report) of $42.7 million in 2010, was $118.6 million and $107.8 million, respectively, for the first nine months of 2011 and 2010, an increase of $10.8 million that increased net cash provided by operating activities. Additionally, requirements for operating assets and liabilities were lower by $39.9 million in 2011 compared to 2010, primarily due to favorable changes in accounts receivable of $52.7 million resulting from price increases in 2010. This was partially offset by more alternative fuel mixture and cellulosic biofuel producer tax credits ($25.6 million) used to reduce federal tax payments during the first nine months of 2010 compared to the same period in 2011. Cash requirements for operating activities are subject to PCA’s operating needs, the timing of collection of receivables and payments of payables and expenses, and seasonal fluctuations in its operations.

Investing Activities

Net cash used for investing activities for the nine months ended September 30, 2011 increased $29.5 million, or 12.7%, to $261.1 million, compared to the nine months ended September 30, 2010. The increase was primarily related to $35.6 million in acquisitions completed in 2011 and higher additions to other long-term assets of $8.9 million, partially offset by lower additions to property, plant and equipment of $16.0 million during the nine months ended September 30, 2011 compared to the same period in 2010.

Financing Activities

Net cash used for financing activities totaled $132.1 million for the nine months ended September 30, 2011, a difference of $64.9 million, or 96.4%, compared to the same period in 2010. The difference was primarily attributable to additional repurchases of PCA common stock of $68.6 million, as well as higher dividends paid of $9.7 million during the first nine months of 2011. These increases were partially offset by $9.9 million in proceeds from the settlement of treasury locks in February 2011 and additional proceeds received from stock option exercises of $3.6 million during the first nine months of 2011 compared to the same period in 2010.

On February 22, 2011, PCA announced that its board of directors authorized an increase in the quarterly dividend from $0.15 to $0.20 per share of its common stock, beginning with the dividend paid on April 15, 2011. The timing and amount of future dividends are subject to the determination of PCA’s board of directors.

PCA’s primary sources of liquidity are net cash provided by operating activities, available borrowing capacity under PCA’s revolving credit facility, and available borrowings under PCA’s receivables credit facility. As of September 30, 2011, PCA had $176.7 million in unused borrowing capacity under its existing credit agreements, net of the impact on this borrowing capacity of $14.3 million of outstanding letters of credit. Currently, PCA’s primary uses of cash are for operations, capital expenditures, debt service and declared common stock dividends, which it expects to be able to fund from these sources.

The following table provides the outstanding balances and the weighted average interest rates as of September 30, 2011 for PCA’s revolving credit facility, the receivables credit facility, and the senior notes:

Borrowing Arrangement	Balance at Sept. 30, 2011	Weighted Average Interest Rate	Projected Annual Cash Interest Payments
(In thousands)
Revolving Credit Facility	$—	N/A	N/A
Receivables Credit Facility	109,000	1.08%	$1,177
5 3/4% Senior Notes (due August 1, 2013)	400,000	5.75	23,000
6 1/2% Senior Notes (due March 15, 2018)	150,000	6.50	9,750

Total	$659,000	5.15%	$33,927

The above table excludes unamortized debt discount of $0.6 million at September 30, 2011. It also excludes from the projected annual cash interest payments, the non-cash income from the annual amortization of the $22.8 million received in July 2003 and the non-cash expense from the annual amortization of the $4.4 million paid in March 2008 to settle the treasury locks related to the 5 3/4% senior notes due 2013 and 6 1/2% senior notes due 2018. The amortization is being recognized over the terms of the 5 3/4% senior notes due 2013 and 6 1/2% senior notes due 2018 and is included in interest expense, net.

On March 1, 2011, PCA renewed the receivables credit facility, which was scheduled to expire on March 1, 2011, to February 28, 2012.

On October 11, 2011, the Company replaced its old senior revolving credit facility that was scheduled to terminate in April 2013 with a new senior credit facility. The new senior credit facility provides a $150 million term loan facility, which PCA fully borrowed, and a $250 million revolving credit facility, including a $50.0 million subfacility for letters of credit. Borrowings may be used for general corporate purposes and bear interest at LIBOR plus a margin that is determined based upon PCA’s credit ratings. The new senior credit facility will terminate on October 11, 2016. No amounts are currently outstanding under the revolving credit facility other than $14.3 million of letters of credit.

Also on October 11, 2011, PCA amended its receivables credit facility agreement which extended the termination date to October 11, 2014 and increased the borrowing availability from $150.0 million to $200.0 million.

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

In addition, PCA must maintain a minimum interest coverage ratio and a maximum leverage ratio under its new senior revolving credit facility. A failure to comply with the restrictions contained in the revolving credit facility could lead to an event of default, which could result in an acceleration of any outstanding indebtedness and/or prohibit PCA from drawing on the revolving credit facility. Such acceleration may also constitute events of default under the senior notes indentures and the receivables credit facility. As of September 30, 2011, PCA was in compliance with these covenants.

PCA currently expects to incur capital expenditures of $265.0 million in 2011, including $115.0 million for major energy optimization projects at its Counce and Valdosta mills and $40.0 million for strategic projects in the box plants. The remaining $110.0 million in expenditures will be used primarily for maintenance capital, cost reduction, business growth and environmental compliance. As of September 30, 2011, PCA spent $215.0 million for capital expenditures and had committed to spend an additional $67.7 million in the remainder of 2011 and beyond.

PCA believes that net cash generated from operating activities, cash on hand, available borrowings under its committed credit facilities and available capital through access to capital markets will be adequate to meet its liquidity and capital requirements, including payments of any declared common stock dividends, for the foreseeable future. As its debt or credit facilities become due, PCA will need to repay, extend or replace such facilities. Its ability to do so will be subject to future economic conditions and financial, business and other factors, many of which are beyond PCA’s control.

Reconciliations of Non-GAAP Financial Measures to Reported Amounts

Income from operations, net income and diluted earnings per share excluding special items are non-GAAP financial measures. Reconciliations of those non-GAAP measures to the most comparable measure reported in accordance with GAAP for the three and nine months ended September 30, 2011 and 2010 follow:

	Three Months Ended September 30,
	2011			2010
	Income from Operations	Net Income	Diluted EPS	Income from Operations	Net Income	Diluted EPS
(In millions, except per share amounts)
As reported in accordance with GAAP	$71.2	$41.8	$0.42	$(12.3)	$93.3	$0.91
Special items:
Alternative fuel mixture credits	—	—	—	112.3	(33.4)	(0.33)
Asset disposal charges	1.5	1.0	0.01	2.7	1.8	0.02

Total special items	1.5	1.0	0.01	115.0	(31.6)	(0.31)

Excluding special items	$72.7	$42.8	$0.43	$102.7	$61.7	$0.60

	Nine Months Ended September 30,
	2011			2010
	Income from Operations	Net Income	Diluted EPS	Income from Operations	Net Income	Diluted EPS
(In millions, except per share amounts)
As reported in accordance with GAAP	$204.9	$118.6	$1.17	$89.0	$150.5	$1.46
Special items:
Medical benefits reserve adjustment	(1.6)	(1.0)	—	—	—	—
Asset disposal charges	6.7	4.2	0.04	8.4	5.4	0.05
Alternative fuel mixture credits	—	—	—	103.0	(42.7)	(0.41)

Total special items	5.1	3.2	0.04	111.4	(37.3)	(0.36)

Excluding special items	$210.0	$121.8	$1.21	$200.4	$113.2	$1.10

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

At September 30, 2011, the interest rates on approximately 84% of PCA’s debt are fixed. A one percent increase in interest rates related to variable rate debt would have resulted in an increase in interest expense and a corresponding decrease in income before taxes of $1.1 million annually. In the event of a change in interest rates, management could take actions to mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in PCA’s financial structure.

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

Impact of Inflation

PCA does not believe that inflation has had a material impact on its financial position or results of operations during the three- and nine-month periods ending September 30, 2011 and 2010.

Off-Balance Sheet Arrangements

PCA does not have any off-balance sheet arrangements as of September 30, 2011 that would require disclosure under SEC FR-67, “Disclosure in Management’s Discussion and Analysis about Off-Balance Sheet Arrangement and Aggregate Contractual Obligations.”

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

PCA has included in its Annual Report on Form 10-K for the year ended December 31, 2010, a discussion of its critical accounting policies which it believes affect its more significant judgments and estimates used in the preparation of its consolidated financial statements. PCA has not made any changes in any of these critical accounting policies during the first nine months of 2011.

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

Prior to filing this report, PCA completed an evaluation under the supervision and with the participation of PCA’s management, including PCA’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of PCA’s disclosure controls and procedures as of September 30, 2011. The evaluation of PCA’s disclosure controls and procedures included a review of the controls’ objectives and design, PCA’s implementation of the controls and the effect of the controls on the information generated for use in this report. Based on this evaluation, PCA’s Chief Executive Officer and Chief Financial Officer concluded that PCA’s disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2011.

During the quarter ended September 30, 2011, there were no changes in internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, PCA’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings.

During September and October 2010, PCA and eight other U.S. and Canadian containerboard producers were named as defendants in five purported class action lawsuits filed in the United States District Court for the Northern District of Illinois, alleging violations of the Sherman Act. The lawsuits have been consolidated in a single complaint under the caption Kleen Products LLC v Packaging Corp. of America et al. The consolidated complaint alleges that the defendants conspired to limit the supply of containerboard, and that the purpose and effect of the alleged conspiracy was to artificially increase prices of containerboard products during the period of August 2005 to the time of filing of the complaint. The complaint was filed as a purported class action suit on behalf of all purchasers of containerboard products during such period. The complaint seeks treble damages and costs, including attorney’s fees. The defendants’ motions to dismiss the complaint were denied by the court in April 2011. PCA believes the allegations are without merit and will defend this lawsuit vigorously. However, as the lawsuit is in the early stages of discovery, PCA is unable to predict the ultimate outcome or estimate a range of reasonably possible losses.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table summarizes the Company’s stock repurchases in the third quarter of 2011:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that may yet be Purchased Under the Plan or Program
				(In thousands)
July 1, 2011 to July 31, 2011	—	$—	—	$80,681
August 1, 2011 to August 30, 2011	1,405,707	23.51	1,405,707	47,631
September 1, 2011 to September 30, 2011	594,293	25.21	594,293	32,648

Total	2,000,000	$24.02	2,000,000	$32,648

On October 17, 2007, PCA announced that its Board of Directors authorized a $150.0 million common stock repurchase program, which it completed during the second quarter of 2011. All shares repurchased under this authorization have been retired as of June 30, 2011.

On February 22, 2011, PCA announced that its Board of Directors had authorized the repurchase of an additional $100.0 million of the Company’s outstanding common stock, of which $32.6 million remains available as of September 30, 2011 for repurchase of the Company’s common stock.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Not Used.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

10.1	Five Year Credit Agreement, dated as of October 11, 2011, by and among PCA and the lenders and agents named therein (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the registrant on October 12, 2011).

10.2	Amendment No. 4 to the Amended and Restated Credit and Security Agreement, dated as of October 11, 2011, between PCA, Packaging Credit Company, Packaging Receivables Company and Bank of America, National Association (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the registrant on October 12, 2011).

31.1	Certification of Chief Executive Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial information from Packaging Corporation of America’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at September 30, 2011 and December 31, 2010, (ii) Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2011 and 2010, (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010,and (iv) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACKAGING CORPORATION OF AMERICA
(Registrant)

By:	/s/ MARK W. KOWLZAN
Chief Executive Officer

By:	/s/ RICHARD B. WEST
Senior Vice President and Chief Financial Officer

Date: November 3, 2011