Form 10-K
period 2011-12-31
PACKAGING CORP OF AMERICA
filed 2012-02-21
CIK 75677

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

Commission file number 1-15399

PACKAGING CORPORATION OF AMERICA

(Exact Name of Registrant as Specified in its Charter)

Delaware	36-4277050
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1955 West Field Court, Lake Forest, Illinois	60045
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code

(847) 482-3000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $0.01 par value	New York Stock Exchange

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐        No  ☑

At June 30, 2011, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the Registrant’s common equity held by nonaffiliates was approximately $2,791,932,385 based on the closing sale price as reported on the New York Stock Exchange. This calculation of market value has been made for the purposes of this report only and should not be considered as an admission or conclusion by the Registrant that any person is in fact an affiliate of the Registrant.

On February 17, 2012, there were 98,426,015 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Specified portions of the Proxy Statement for the Registrant’s 2012 Annual Meeting of Stockholders are incorporated by reference to the extent indicated in Part III of this Form 10-K.

PART I

Item 1.	BUSINESS

General

Packaging Corporation of America (we, us, our, “PCA” or the “Company”) is the fourth largest producer of containerboard and corrugated products in the United States in terms of production capacity. During 2011, we produced 2.5 million tons of containerboard at our mills, of which about 80% was consumed in PCA’s corrugated products manufacturing plants, 10% was sold to domestic customers and 10% was sold in the export market. Our corrugated products manufacturing plants sold about 32.5 billion square feet (BSF) of corrugated products. Our net sales to third parties totaled $2.6 billion in 2011.

Containerboard Production and Corrugated Shipments

		First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Containerboard Production (thousand tons)	2011	602	606	650	641	2,499
	2010	569	589	646	639	2,443
	2009	515	555	588	600	2,258
Corrugated Shipments (BSF)	2011	7.8	8.2	8.3	8.2	32.5
	2010	7.6	7.9	7.8	7.7	31.0
	2009	6.7	7.3	7.5	7.4	28.9

In 2011, we produced 1.5 million tons of kraft linerboard at our mills in Counce, Tennessee and Valdosta, Georgia, and 1.0 million tons of semi-chemical corrugating medium at our mills in Tomahawk, Wisconsin and Filer City, Michigan. We currently lease the cutting rights to approximately 88,000 acres of timberland located near our Counce and Valdosta mills. We also have supply agreements with third parties on approximately 279,000 acres of timberland.

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

Industry Overview

According to the Fibre Box Association, the value of industry shipments of corrugated products was $26.1 billion in 2011.

The primary end-use markets for corrugated products are shown below (as reported in the most recent 2010 Fibre Box Association annual report):

Food, beverages and agricultural products	52%
Paper products	16%
Petroleum, plastic, synthetic and rubber products	11%
General retail and wholesale trade	7%
Appliances, vehicles, and metal products	5%
Miscellaneous manufacturing	5%
Textile mill products and apparel	2%
Other	2%

Corrugated products plants tend to be located in close proximity to customers to minimize freight costs. The U.S. corrugated products industry consists of approximately 575 companies and 1,245 plants.

Containerboard, which includes both linerboard and corrugating medium, is the principal raw material used to manufacture corrugated products. Linerboard is used as the inner and outer facings, or liners, of corrugated products. Corrugating medium is fluted and laminated to linerboard to produce corrugated sheets. The sheets are subsequently printed, cut, folded and glued to produce corrugated products.

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

The following four paragraphs describe our containerboard mills’ annual practical maximum capacity, 2011 actual production and production capabilities.

Counce.    Our Counce, Tennessee mill is one of the largest kraft linerboard mills in the United States. Its year-end 2011 annual estimated production capacity, as reported to the American Forest and Paper Association (“AF&PA”), is 1,043,000 tons. In 2011, we produced 1,007,000 tons of kraft linerboard on two paper machines at Counce. The mill produces a broad range of basis weights from 26 lb. to 90 lb. The mill also produces a variety of performance and specialty grades of linerboard.

Valdosta.    Our Valdosta, Georgia mill is a kraft linerboard mill. Its year-end 2011 annual estimated production capacity, as reported to the AF&PA, is 556,000 tons. In 2011, our single paper machine at Valdosta produced 516,000 tons of kraft linerboard. Valdosta produces a range of basis weights from 35 lb. to 96 lb.

Tomahawk.    Our Tomahawk, Wisconsin mill is one of the largest semi-chemical corrugating medium mills in the United States. Its year-end 2011 annual estimated production capacity, as reported to the AF&PA, is 538,000 tons. In 2011, we produced 538,000 tons of semi-chemical corrugating medium on two paper machines at Tomahawk. The Tomahawk mill produces a broad range of basis weights from 23 lb. to 47 lb. and a variety of performance and specialty grades of corrugating medium.

Filer City.    Our Filer City, Michigan mill is a semi-chemical corrugating medium mill. Its year-end 2011 annual estimated production capacity on three paper machines, as reported to the AF&PA is 438,000 tons. In 2011, we produced 438,000 tons of corrugating medium on three paper machines at Filer City. Filer City produces corrugating medium grades ranging in basis weight from 20 lb. to 47 lb.

Corrugated Products

We operate 71 corrugated manufacturing operations, a technical and development center, six regional graphic design centers, a rotogravure printing operation and a complement of packaging supplies and distribution centers. Of the 71 manufacturing facilities, 41 operate as combining operations, commonly called corrugated plants, that manufacture corrugated sheets and finished corrugated containers. The remaining 30 manufacturing facilities, commonly called sheet plants, procure combined sheets (primarily produced at PCA’s corrugated plants) and manufacture finished corrugated containers.

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

Timberland

We currently lease the cutting rights to approximately 88,000 acres of timberland located near our Counce, Tennessee and Valdosta, Georgia mills. Virtually all of the acres under cutting rights agreements are located within 100 miles of these two mills, which results in lower wood transportation costs and provides a secure source of wood fiber. These leased cutting rights agreements have terms with about 12 years remaining, on average.

During 1999 and 2000, PCA sold approximately 800,000 acres of timberland. We currently have in place supply agreements covering approximately 279,000 of the 800,000 acres sold. The majority of the acreage covered by supply agreements is located in close proximity to our Counce mill.

PCA participates in the Sustainable Forestry Initiative (SFI) and is certified under the SFI sourcing standards. These standards are aimed at ensuring the long-term health and conservation of forestry resources. PCA is committed to sourcing wood fiber through environmentally, socially and economically sustainable practices and promoting resource and conservation stewardship ethics.

Sales and Marketing

Our corrugated products are sold through a direct sales and marketing organization. We have sales representatives and a sales manager at most of our corrugated manufacturing operations who serve local and regional accounts. We also have corporate account managers who serve large national accounts at multiple customer locations. Additionally, our graphic design centers maintain an on-site dedicated graphics sales force. In addition to direct sales and marketing personnel, we utilize new product development engineers and product graphics and design specialists. These individuals are located at both the corrugated plants and the graphic design centers. General marketing support is located at our corporate headquarters.

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

Distribution

Containerboard produced in our mills is shipped by rail or truck. Rail shipments typically represent from about 50% to 55% of the tons shipped and the remaining 45% to 50% is comprised of truck shipments. Our individual mills do not own or maintain outside warehousing facilities.

Our corrugated products are delivered by truck due to our large number of customers and their demand for timely service. Our converting operations typically service customers within a 150 miles radius. We use third-party warehouses for short-term storage of corrugated products.

Customers

PCA’s corrugated products group sells to approximately 9,000 customers in over 17,000 locations. About two-thirds of our corrugated products customers are regional and local accounts, which are broadly diversified across industries and geographic locations. The remaining one-third of our customer base consists primarily of national accounts, or those customers with a national presence. These customers typically purchase corrugated products from several of our box plants throughout the United States.

Major Raw Materials Used

Fiber supply.    Fiber is the single largest cost in the manufacture of containerboard. PCA consumes both wood fiber and recycled fiber in its containerboard mills. We have no 100% recycled mills, or those mills whose fiber consumption consists solely of recycled fiber. To reduce our fiber costs, we have invested in processes and equipment to ensure a high degree of fiber flexibility. Our mill system has the capability to shift a portion of its fiber consumption between softwood, hardwood and recycled sources. All of our mills, other than our Valdosta mill, can utilize some recycled fiber in their containerboard production. Our ability to use various types of virgin and recycled fiber helps mitigate the impact of changes in the prices of various fibers. Our corrugated manufacturing operations generate recycled fiber as a by-product from the manufacturing process, which is sold to our mills directly or through trade agreements. During 2011, our containerboard mills consumed approximately 625,000 tons of recycled fiber, and our corrugated converting operations generated approximately 208,000 tons of recycled fiber. As a result, PCA was a net recycled fiber buyer of 417,000 tons, or 17% of PCA’s total fiber requirements.

Energy supply.    Energy at PCA’s four mills is obtained through purchased or self-generated fuels and electricity. Fuel sources include coal, natural gas, oil, purchased wood waste and by-products of the containerboard manufacturing and pulping process, including black liquor and wood waste. Each of PCA’s mills self-generate process steam requirements from by-products (black liquor and wood waste), as well as from the various purchased fuels. The process steam is used throughout the production process and also to generate electricity.

In 2011, PCA’s four mills consumed about 41 million MMBTU’s to produce both steam and electricity. Of the 41 million MMBTU’s consumed, about 62% was from mill generated by-products, and 38% was from purchased fuels. Of the 38% in purchased fuels, 34% was from coal, 28% from purchased wood waste, and 33% from natural gas.

In 2011, our mills purchased approximately 9.0 million CkWh (hundred kilowatt hours) of electricity, or the equivalent of 3.1 million MMBTU’s. Approximately 45% of the electricity consumed by our four mills in 2011 was generated on-site.

In 2011, PCA’s corrugated products plants consumed about 2.1 million MMBTU’s of natural gas.

In October 2009, PCA announced major energy optimization projects at the Counce and Valdosta linerboard mills, to significantly reduce fuel and electricity purchases at these mills and reduce fossil fuel consumption at these facilities. The projects were completed in the fourth quarter of 2011 and include a new recovery boiler and turbine generator at the Valdosta mill and a rebuild and upgrade of two existing recovery boilers and a new turbine generator at the Counce mill. We expect these projects to reduce our mill purchased fuels and electricity.

Competition

According to industry sources, corrugated products are produced by about 575 U.S. companies operating approximately 1,245 plants. Most corrugated products are manufactured to the customer’s specifications. Corrugated producers generally sell within a 150-mile radius of their plants and compete with other corrugated producers in their local market. In fact, the Fibre Box Association tracks industry data by 47 distinct market regions.

The larger, multi-plant integrated companies may also solicit larger, multi-plant customers who purchase for all of their facilities on a consolidated basis. These customers are often referred to as national or corporate accounts.

Corrugated products businesses seek to differentiate themselves through pricing, quality, service, design and product innovation. We compete for both local and national account business, and we compete against producers of other types of packaging products. On a national level, our primary competitors include International Paper Company, Georgia-Pacific (owned by Koch Industries, Inc.) and Rock-Tenn Company. However, with our strategic focus on local and regional accounts, we also compete with the smaller, independent converters.

Our principal competitors with respect to sales of our containerboard produced but not consumed at our own corrugated products plants are a number of large, diversified paper companies, including International Paper Company, Georgia-Pacific and Rock-Tenn Company, as well as other regional manufacturers. Containerboard is generally considered a commodity-type product and can be purchased from numerous suppliers.

Employees

As of December 31, 2011, we had approximately 8,300 employees. Approximately 2,500 of these employees were salaried and approximately 5,800 were hourly. Approximately 75% of our hourly employees are represented by unions. The majority of our unionized employees are represented by the United Steel Workers (USW), the International Brotherhood of Teamsters (IBT) and the International Association of Machinists (IAM).

Based on an agreement reached with the USW in August 2008, the existing labor agreements at our containerboard mills covering USW-represented employees (88% of mill hourly workforce) were extended five years. With this extension, the USW contracts at our mills are currently set to expire between September 2013 and June 2015. Agreements with other union mill employees (12% of mill hourly workforce) expire between June 2012 and October 2014. Based on an agreement reached with the USW in April 2009, the labor agreement at 25 corrugated plants covering USW represented employees was extended up to five years. Contracts for unionized corrugated products plant employees expire between February 2012 and December 2017. We are currently in negotiations to renew or extend any union contracts that have recently expired or are expiring in the near future.

During 2011, we experienced no work stoppages and have experienced no instances of significant work stoppages in the five years prior to 2011. We believe we have satisfactory labor relations with our employees.

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

1.   Resource Conservation and Recovery Act (RCRA)

2.   Clean Water Act (CWA)

3.   Clean Air Act (CAA)

4.   The Emergency Planning and Community Right-to-Know-Act (EPCRA)

5.   Toxic Substance Control Act (TSCA)

6.   Safe Drinking Water Act (SDWA)

We believe that we are currently in material compliance with these and all applicable environmental rules and regulations. Because environmental regulations are constantly evolving, we have incurred, and will continue to incur, costs to maintain compliance with these and other environmental laws. For the years ended December 31, 2011, 2010 and 2009, we spent approximately $26.0 million, $24.6 million and $26.4 million, respectively, to comply with the requirements of these and other environmental laws. Additionally, total capital costs for environmental matters were $2.8 million, $1.1 million and $0.4 million for 2011, 2010 and 2009, respectively. We currently estimate 2012 environmental capital expenditures will be $1.0 million. We work diligently to anticipate and budget for the impact of applicable environmental regulations, and do not currently expect that future environmental compliance obligations will materially affect our business or financial condition.

In 2004, the U.S. Environmental Protection Agency (the “EPA”) published the Boiler MACT regulations, establishing air emissions standards and certain other requirements for industrial boilers. These regulations were vacated and remanded by the U.S. Court of Appeals for the D.C. Circuit in 2007. The EPA proposed final regulations in March 2011, which would require compliance in 2014. During 2011, the EPA determined that it would reconsider certain provisions of the Boiler MACT regulations and, in December 2011, the EPA published proposed rules containing changes to the March 2011 rules. The EPA may make further changes to the proposed rules. PCA is currently assessing the impact of these regulations on its operations which could require significant modifications to certain of PCA’s boilers. Due to the complexity of these regulations, and the potential for additional future regulatory or judicial modification to these regulations, the timing and amount of expenditures to be made by PCA are uncertain, but could be significant during the period before compliance is required.

As is the case with any industrial operation, we have in the past incurred costs associated with the remediation of soil or groundwater contamination. From 1994 through 2011, remediation costs at our mills and converting plants totaled approximately $3.2 million. We do not believe that any ongoing remedial projects are material in nature. As of December 31, 2011, we maintained an environmental reserve of $10.5 million, which includes funds relating to on-site landfill and surface impoundments as well as ongoing and anticipated remedial projects. Of the $10.5 million reserve, $5.1 million is reserved for our landfill obligations, which are accounted for in accordance with Accounting Standards Codification (“ASC”) 410, “Asset Retirement and Environmental Obligations.” We believe these reserves are adequate.

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

As of the date of this filing, we believe that it is not reasonably possible that future environmental expenditures above the $10.5 million accrued as of December 31, 2011 will have a material impact on our financial condition and results of operations.

While legislation regarding the regulation of greenhouse gas emissions has been proposed at the federal level, it is uncertain whether such legislation will be passed and, if so, what the breadth and scope of such legislation will be. The result of the regulation of greenhouse gas emissions could be an increase in our future environmental compliance costs, through caps, taxes or additional capital expenditures to modify facilities, which may be material. However, climate change legislation and the resulting future energy policy could also provide us with opportunities if the use of renewable energy is encouraged. We currently generate a significant portion of our power requirements for our mills using bark, black liquor and biomass as fuel, which are derived from renewable resources. Our recently-completed major energy projects at the Counce and Valdosta linerboard mills are expected to significantly reduce the use of fossil fuels at those facilities, while providing more efficient power generation at those facilities. While we believe we are well-positioned to take advantage of any renewable energy incentives, it is uncertain what the ultimate costs and opportunities of any climate change legislation will be and how our business and industry will be affected.

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

Item 1A.    RISK FACTORS

Some of the statements in this report and, in particular, statements found in Management’s Discussion and Analysis of Financial Condition and Results of Operations, that are not historical in nature are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements about our expectations regarding our future earnings and financial condition. These statements are often identified by the words “will,” “should,” “anticipate,” “believe,” “expect,” “intend,” “estimate,” “hope,” or similar expressions. These statements reflect management’s current views with respect to future events and are subject to risks and uncertainties. There are important factors that could cause actual results to differ materially from those in forward-looking statements, many of which are beyond our control. These factors, risks and uncertainties include, but are not limited to, the factors described below.

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

PCA has supply agreements at market prices for wood fiber to be consumed at our Counce, Tennessee and Valdosta, Georgia mills on approximately 279,000 acres of timberland. In addition to these supply agreements, PCA also secures wood fiber from various other sources at market prices.

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

PCA has the capability to use various types of purchased fuels in its manufacturing operations, including coal, bark, natural gas and oil. Energy prices, in particular prices for oil and natural gas, have fluctuated dramatically in the past. In addition, costs for key chemicals used in our manufacturing have risen. These fluctuations impact our manufacturing costs and result in earnings volatility. If energy and chemical prices rise, our production costs and transportation costs will increase, which will lead to higher manufacturing costs and reduced earnings.

Material Disruption of Manufacturing — A material disruption at one of our manufacturing facilities could prevent us from meeting customer demand, reduce our sales and/or negatively impact our results of operation and financial condition.

Our business depends on continuous operation of our facilities, particularly at our mills. Any of our manufacturing facilities, or any of our machines within such facilities, could cease operations unexpectedly for a long period of time due to a number of events, including unscheduled maintenance outages; prolonged power failures; an equipment failure; fire; explosion of a boiler; labor difficulties; natural catastrophes; terrorism; governmental regulations; and other operational problems. These events could cause us to be unable to service our customers or lead to higher costs and reduced earnings.

Environmental Matters — PCA may incur significant environmental liabilities with respect to both past and future operations.

We are subject to, and must comply with, a variety of federal, state and local environmental laws, particularly those relating to air and water quality, waste disposal and the cleanup of contaminated soil and groundwater. Because environmental regulations are constantly evolving, we have incurred, and will continue to incur, costs to maintain compliance with those laws. See Item 1. “Business — Environmental Matters” for certain estimates of expenditures we expect to make for environmental compliance in the next few years. In addition, environmental regulations may increase the cost of our raw materials and purchased energy. Although we have established reserves to provide for known environmental liabilities as of the date of this filing, these reserves may change over time due to the enactment of new environmental laws or regulations or changes in existing laws or regulations, which might require additional significant environmental expenditures.

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

Our operations and financial performance are directly impacted by changes in the U.S. economy, and to a lesser extent, by global economic conditions. The significant downturn in the U.S. economy impacted our industry and PCA in late 2008 and continued into 2009, lowering the demand for our products and our mill production. This lower demand and production reduced our revenues, increased our unit production costs, and lowered our earnings and our cash generated from operations during those periods. Demand for our products and PCA’s mill production improved during 2010 and continued to improve in 2011. It is unknown whether economic conditions will again deteriorate or continue to improve. In the event that economic conditions deteriorate, our operating and financial performance will be adversely impacted. Lower earnings and reduced cash flow could impact our ability to fund operations, capital requirements, and common stock dividend payments, and another prolonged and severe downturn could possibly impact our ability to comply with our debt covenants.

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

The table below provides a summary of our containerboard mills, the principal products produced and each mill’s year-end 2011 annual practical maximum capacity based upon all of our paper machines’ production capabilities, as reported to the AF&PA:

Location	Function	Capacity (tons)
Counce, TN	Kraft linerboard mill	1,043,000
Valdosta, GA	Kraft linerboard mill	556,000
Tomahawk, WI	Semi-chemical medium mill	538,000
Filer City, MI	Semi-chemical medium mill	438,000

Total		2,575,000

We currently own our four containerboard mills and 44 of our corrugated manufacturing operations (37 corrugated plants and seven sheet plants). We also own one warehouse and miscellaneous other property, which includes sales offices and woodlands management offices. These sales offices and woodlands management offices generally have one to four employees and serve as administrative offices. PCA leases the space for four corrugated plants, 23 sheet plants, six regional design centers, and numerous other distribution centers, warehouses and facilities. The equipment in these leased facilities is, in virtually all cases, owned by PCA, except for forklifts and other rolling stock which are generally leased.

We lease the cutting rights to approximately 88,000 acres of timberland located near our Valdosta mill (77,000 acres) and our Counce mill (11,000 acres). On average, these cutting rights agreements have terms with approximately 12 years remaining.

Our corporate headquarters is located in Lake Forest, Illinois. The headquarters facility is leased for the next ten years with provisions for two additional five year lease extensions.

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

Item 4.	MINE SAFETY DISCLOSURES

None.

Item 4.1	EXECUTIVE OFFICERS OF THE REGISTRANT

Brief statements setting forth the age at February 21, 2012, the principal occupation, employment during the past five years, the year in which such person first became an officer of PCA, and other information concerning each of our executive officers appears below.

Paul T. Stecko is 67 years old and has served as Executive Chairman of PCA since July 2010. He served as Chief Executive Officer from January 1999 through June 2010 and has been Chairman of PCA’s Board of Directors since March 1999. From November 1998 to April 1999, Mr. Stecko served as President and Chief Operating Officer of Tenneco Inc. From January 1997 to November 1998, Mr. Stecko served as Chief Operating Officer of Tenneco. From December 1993 through January 1997, Mr. Stecko served as President and Chief Executive Officer of Tenneco Packaging Inc. Prior to joining Tenneco Packaging, Mr. Stecko spent 16 years with International Paper Company. Mr. Stecko is a member of the board of directors of Tenneco Inc., Smurfit Kappa Group Limited and State Farm Mutual Insurance Company.

Mark W. Kowlzan is 56 years old and has served as Chief Executive Officer and a director of PCA since July 2010. From 1998 through June 2010, Mr. Kowlzan led the company’s containerboard mill system, first as Vice President and General Manager and then as Senior Vice President — Containerboard. From 1996 through 1998, Mr. Kowlzan served in various senior mill-related operating positions with PCA and Tenneco Packaging, including as manager of the Counce linerboard mill. Prior to joining Tenneco Packaging, Mr. Kowlzan spent 15 years at International Paper Company, where he held a series of operational and managerial positions within its mill organization. Mr. Kowlzan is a member of the board of American Forest and Paper Association.

Thomas A. Hassfurther is 56 years old and has served as Executive Vice President — Corrugated Products of PCA since September 2009. From February 2005 to September 2009, Mr. Hassfurther served as Senior Vice President — Sales and Marketing, Corrugated Products. Prior to this he held various senior-level management and sales positions at PCA and Tenneco Packaging. Mr. Hassfurther joined the company in 1977.

Richard B. West is 59 years old and has served as Chief Financial Officer of PCA since March 1999 and as Senior Vice President since March 2002. From April 1999 to June 2007, Mr. West also served as Corporate Secretary. From 1995 through April 1999, Mr. West served in various senior financial positions with PCA and Tenneco Packaging. Prior to joining Tenneco Packaging, Mr. West spent 20 years with International Paper Company in various financial positions.

Thomas W.H. Walton is 52 years old and has served as Senior Vice President — Sales and Marketing, Corrugated Products since October 2009. Prior to this, he served as a Vice President and Area General Manager within the Corrugated Products Group since 1998. Mr. Walton joined the company in 1981 and has also held plant positions in production, sales and general management.

Stephen T. Calhoun is 66 years old and has served as Vice President — Human Resources of PCA since November 2002. Prior to this, he served in a variety of human resource positions at both the operational and corporate level. Prior to joining the company in 1989, Mr. Calhoun spent 15 years with American Can Company where he held several human resources and manufacturing positions.

Charles J. Carter is 52 years old and has served as Vice President — Containerboard Mill Operations since January 2011. From March 2010 to January 2011, Mr. Carter served as PCA’s Director of Papermaking Technology. Prior to joining PCA in 2010, Mr. Carter spent 28 years with various pulp and paper companies in managerial and technical positions of increasing responsibility, most recently as Vice President and General Manager of the Calhoun, Tennessee mill of Abitibi Bowater from 2007 to 2010 and as manager of SP Newsprint’s Dublin, Georgia mill from 1999 to 2007.

PART II

Item 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

PCA’s common stock is listed on the New York Stock Exchange under the symbol “PKG”. The following table sets forth the high and low sale prices and dividends as reported by the New York Stock Exchange during the last two years.

	2011			2010
	Sales Price		Dividends Declared	Sales Price		Dividends Declared
Quarter Ended	High	Low		High	Low
March 31	$30.69	$25.96	$0.20	$25.83	$20.63	$0.15
June 30	29.88	26.26	0.20	26.48	20.00	0.15
September 30	29.19	21.05	0.20	25.50	21.19	0.15
December 31	27.16	21.75	0.20	27.08	22.68	0.15

Stockholders

As of February 17, 2012, there were 89 holders of record of our common stock.

Dividend Policy

PCA expects to continue to pay regular cash dividends, although there is no assurance as to the timing or level of future dividend payments because they depend on future earnings, capital requirements and financial condition.

On February 22, 2011, PCA announced an increase in its quarterly cash dividend on its company stock from an annual payout of $0.60 per share to $0.80 per share. The first quarterly dividend of $0.20 per share was paid to shareholders on April 15, 2011.

Sales of Unregistered Securities

No equity securities of PCA were sold by PCA during fiscal year 2011 which were not registered under the Securities Act of 1933.

Purchases of Equity Securities

Stock Repurchase Programs

On October 17, 2007, PCA announced that its Board of Directors authorized a $150.0 million common stock repurchase program, which it completed during the second quarter of 2011. Through June 30, 2011, the Company repurchased 6,422,587 shares of common stock, with 863,466 shares repurchased for $24.1 million, or an average of $27.94 per share, during 2011. All shares repurchased under this authorization were retired prior to June 30, 2011.

On February 22, 2011, PCA announced that its Board of Directors had authorized the repurchase of an additional $100.0 million of the Company’s outstanding common stock. Through December 31, 2011, the Company repurchased 3,960,555 shares of common stock for $99.0 million, or an average of $24.99 per share. All but 2,355 shares repurchased were retired prior to December 31, 2011. As of December 31, 2011, $1.0 million of the $100.0 million authorization remained available for repurchase of the Company’s common stock.

On December 14, 2011, PCA announced that its Board of Directors had authorized the repurchase of an additional $150.0 million of its common stock. The full amount of the authorization remained available for repurchase of PCA’s common stock at December 31, 2011.

The following table summarizes the Company’s stock repurchases in the fourth quarter of 2011:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that may yet be Purchased Under the Plan or Program
				(In Thousands)
October 1, 2011 to October 31, 2011	125,621	$25.69	125,621	$29,421
November 1, 2011 to November 30, 2011	717,639	24.98	717,639	11,494
December 1, 2011 to December 31, 2011	427,355	24.45	427,355	151,046	*

Total	1,270,615	$24.87	1,270,615	$151,046	*

*	Announced additional $150.0 million authorization on December 14, 2011.

Of the 1,270,615 shares purchased during the fourth quarter of 2011, 2,355 shares were held in treasury as of December 31, 2011. These shares were subsequently retired in January 2012.

Performance Graph

The graph below compares PCA’s cumulative 5-year total shareholder return on common stock with the cumulative total returns of the S&P 500 index; the S&P Midcap 400 index; and a Peer Group that includes five publicly-traded companies, which are International Paper Company, Smurfit-Stone Container Corporation, Temple Inland Inc., Rock-Tenn Company and Boise Inc. Beginning in 2011, Smurfit-Stone Container Corporation is not included in the peer group as it was acquired in 2011 by Rock-Tenn Company. The graph tracks the performance of a $100 investment in our common stock, in each index, and in the peer group (including the reinvestment of all dividends) from December 31, 2006 through December 31, 2011. The stock price performance included in this graph is not necessarily indicative of future stock price performance.

* $100 invested on 12/31/06 in stock or index, including reinvestment of dividends.

Fiscal year ending December 31.

Copyright© 2012 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

	Cumulative Total Return
	12/06	12/07	12/08	12/09	12/10	12/11
Packaging Corporation of America	100.00	132.85	67.45	119.65	137.73	138.65
S&P 500	100.00	105.49	66.46	84.05	96.71	98.75
S&P Midcap 400	100.00	107.98	68.86	94.60	119.80	117.72
Peer Group	100.00	101.75	41.46	99.87	105.33	107.89

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

	For The Year Ended December 31,
	2011	2010	2009	2008	2007
	(In thousands, except per share data)
Statement of Income Data:
Net sales	$2,620,111	$2,435,606	$2,147,589	$2,360,493	$2,316,006
Net income	158,027	205,435	265,895	135,609	170,066
Net income per common share:
— basic	1.59	2.02	2.62	1.32	1.63
— diluted	1.57	2.00	2.60	1.31	1.61
Weighted average common shares outstanding:
— basic	99,281	101,678	101,577	102,753	104,483
— diluted	100,376	102,608	102,358	103,593	105,459
Cash dividends declared per common share	0.80	0.60	0.60	1.20	1.05
Balance Sheet Data:
Total assets	$2,412,499	$2,225,910	$2,152,840	$1,939,741	$2,035,857
Total debt obligations(1)	830,280	680,601	680,878	681,135	677,248
Stockholders’ equity	928,910	1,009,001	898,845	683,949	760,861

(1)	Total debt obligations include long-term debt, capital lease obligations, short-term debt and current maturities of long-term debt and capital lease obligations.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of historical results of operations and financial condition should be read in conjunction with the audited financial statements and the notes thereto which appear elsewhere in this report.

Overview

PCA is the fourth largest producer of containerboard and corrugated products in the United States, based on production capacity. We operate four containerboard mills and 71 corrugated products manufacturing plants throughout the United States. Approximately 80% of the containerboard tons produced at our mills are consumed in our corrugated products manufacturing plants. The remaining 20% is sold to domestic customers or the export market. We produce a wide variety of corrugated products ranging from basic corrugated shipping containers to specialized packaging such as wax-coated boxes for the agriculture industry. We also have multi-color printing capabilities to make high-impact graphics boxes and displays that offer our customers more attractive packaging.

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

The market for containerboard and corrugated products is generally subject to changes in the U.S. economy. The U.S. economy grew at a slower rate in 2011 than it did in 2010 as real GDP increased 1.7% in 2011 compared to a 3.0% increase in 2010 as reported by the U. S. Department of Commerce. Industry-wide corrugated products shipments increased 0.5% in 2011 compared to 2010 and containerboard production was 0.3% higher than in 2010 as reported by industry trade publications. PCA experienced improvement in demand that exceeded the industry average, and for the year, our corrugated products shipments were up 5.0% compared to 2010, and containerboard production increased from 2,443,000 tons to 2,499,000 tons, or up 2.3% setting a new record for annual production. Industry containerboard inventories at the end of December 2011 were 2.35 million tons, more than 65,000 tons below the ten-year average for year-ending levels.

Average prices for containerboard and corrugated products were higher during 2011 compared to 2010, reflecting a full year of the two published price increases that occurred in 2010. During 2011 the published price in industry trade publications for containerboard did not change.

Increased pricing and improved demand favorably impacted PCA’s 2011 earnings compared to 2010. However, they were offset by higher costs for transportation, chemicals, fiber, labor and other input items. Published recycled fiber costs in 2011 increased, on average, approximately 20% compared to 2010. At the end of 2011, published recycled fiber prices did decline and entered 2012 below the 2011 average price. Wood fiber costs in 2011 were essentially unchanged from 2010 levels as weather conditions in the U.S. South were favorable for access to wood fiber. Transportation costs increased 9% from prior year levels as average diesel prices, as reported by the U.S. Department of Energy, increased 28% from the 2010 average price. Labor related costs increased reflecting annual merit increases and increased costs for medical insurance and workers’ compensation. Our prices paid for purchased fuels and electricity each averaged approximately 5% higher for 2011 compared to the 2010 average.

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

Prior to the IRS’s memoranda and guidance regarding the cellulosic biofuel producer credits, PCA had recorded all tax credits resulting from black liquor production before December 31, 2009 as alternative fuel mixture tax credits, resulting in $171.3 million in income in 2009 and an additional $9.2 million in the first quarter of 2010. Based upon both IRS memoranda and the 2010 guidance regarding the cellulosic biofuel producer credit, PCA analyzed the additional potential benefits from claiming the cellulosic biofuel producer credit for 2009 instead of the alternative fuel mixture credit, or claiming a combination of the two credits for 2009. For the gallons of alternative fuels produced in 2009, PCA claimed about two-thirds of the gallons as cellulosic biofuel producer credits and about one-third of the gallons as alternative fuel mixture credits, resulting in additional income of $38.5 million in 2010 and a reserve for uncertain tax positions of $102.0 million. This reserve relates to uncertainty concerning the proprietary biofuel process at the Company’s Filer City corrugating medium mill. Due to the unique and proprietary nature of the Filer City mill process, IRS guidelines do not specifically address the process and uncertainty exists. As a result, the Company recorded a $102.0 million reserve for uncertain tax positions under ASC 740, “Income Taxes.” As of December 31, 2011, including the $102.0 million recorded as an uncertain tax position under ASC 740, PCA had as much as $167.5 million of tax credits to be used to offset future tax payments. The cellulosic biofuel producer credit is a taxable credit. However, the laws governing the taxability of the alternative fuel mixture credit are not completely defined. The IRS has not issued definitive guidance regarding such taxability. PCA believes that the manner in which the credit was claimed will not subject the Company to federal or state income taxes on such benefits. If it is determined that any of the alternative fuel mixture credits are subject to taxation, PCA will be required to pay those taxes and take a corresponding charge to its net income. During the first quarter of 2011, the Company received notification that the IRS will begin its review of the cellulosic biofuel producer tax credits claimed in the 2009 federal income tax return, and such review is under way.

On February 3, 2012, PCA amended its 2009 tax return to reflect a change in claimed gallons between the alternative fuel mixture credits and the cellulosic biofuel producer credits. This change is expected to result in a first quarter 2012 non-cash, after-tax charge of $23 million.

Excluding charges of $4.8 million, or $0.05 per share, for asset disposals related to major energy projects and income of $1.0 million, or $0.01 per share, for an adjustment related to medical benefits reserves, we earned net income of $161.8 million ($1.61 per diluted share) for the full year of 2011. This compares with $166.3 million ($1.62 per diluted share) for the comparable period in 2010, excluding the income impact of the tax credits noted above of $47.7 million ($0.46 per share) and charges of $8.6 million ($0.08 per diluted share) for asset disposals related to major energy projects and other assets no longer in service and facility closure costs. Management excludes the above items and uses these measures to focus on PCA’s on-going operations and assess its operating performance and believes that it is useful to investors because it enables them to perform meaningful comparisons of past and present operating results. Reconciliations to the most comparable measure reported in accordance with GAAP are included elsewhere in Item 7 under “Reconciliations of Non-GAAP Financial Measures to Reported Amounts.”

In the first quarter of 2012, our corrugated products shipments should be higher with four additional workdays compared to the fourth quarter of 2011, and we also expect a full quarter’s earnings benefit from our major energy projects. We expect normal first quarter cost increases from colder weather, annual maintenance outages at our Counce and Valdosta mills, timing related employee benefits, a higher tax rate and pension expense. Average export containerboard prices are expected to be lower reflecting the full impact of fourth quarter price changes. Considering all of these items we expect first quarter earnings, excluding special items (including the non-cash charge described above), to be approximately equal to reported earnings of $0.40 per diluted share for the fourth quarter of 2011.

Results of Operations

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

The historical results of operations of PCA for the years ended December 31, 2011 and 2010 are set forth below:

	For the Year Ended December 31,
	2011	2010	Change
	(In millions)
Net sales	$2,620.1	$2,435.6	$184.5

Income from operations	$272.7	$185.4	$87.3
Interest expense, net	(29.2)	(32.3)	3.1

Income before taxes	243.5	153.1	90.4
(Provision) benefit for income taxes	(85.5)	52.3	(137.8)

Net income	$158.0	$205.4	$(47.4)

Net Sales

Net sales increased by $184.5 million, or 7.6%, for the year ended December 31, 2011 from the year ended December 31, 2010. Net sales increased primarily as a result of increased sales volumes of corrugated products and containerboard ($122.6 million) and higher sales prices of corrugated products and containerboard ($61.9 million).

Total corrugated products volume sold increased 5.0% to 32.5 billion square feet in 2011 compared to 31.0 billion square feet in 2010. On a comparable shipment-per-workday basis, corrugated products sales volume also increased 5.0% in 2011 versus 2010. Shipments-per-workday is calculated by dividing our total corrugated products volume during the year by the number of workdays within the year. Both 2011 and 2010 contained 251 workdays, those days not falling on a weekend or holiday. Containerboard sales volume to external domestic and export customers increased 1.2% to 513,000 tons for the year ended December 31, 2011 from 507,000 tons in 2010.

Income from Operations

Income from operations increased by $87.3 million, or 47.1%, for the year ended December 31, 2011 compared to 2010. As noted in Note 16 to the consolidated financial statements, PCA received the cellulosic biofuel producer registration in September 2010. As a result, our 2010 income from operations was reduced primarily due to reversing a portion of our 2009 alternative fuel mixture credits out of income from operations ($96.0 million) in order to claim cellulosic biofuel credits which were recorded in the provision for income taxes ($135.5 million) in 2010. In addition, income from operations included alternative fuel mixture credits in the amount of $9.2 million in 2010. Excluding special items (as detailed below under “Reconciliations of Non-GAAP Financial Measures to Reported Amounts”), income from operations decreased $6.8 million for full year 2011. This decrease was primarily attributable to increased costs for transportation ($20.5 million), chemicals ($16.7 million), labor ($13.4 million), recycled fiber ($10.0 million), medical and workers’ compensation ($8.9 million), depreciation ($8.1 million), energy ($4.8 million), the impact of severe winter weather in first quarter 2011 ($3.5 million), legal services ($2.3 million), travel, entertainment and meetings ($1.9 million), warehousing requirements ($1.7 million), building repairs ($1.5 million), environmental expenses ($1.4 million) and other fringe benefits ($1.2 million). These increases were partially offset by increased sales prices of corrugated products and containerboard ($61.9 million) and higher sales volume ($29.4 million).

Gross profit increased $9.7 million, or 1.8%, for the year ended December 31, 2011 from the year ended December 31, 2010. Gross profit as a percentage of net sales decreased from 21.9% of net sales in the year ended December 31, 2010 to 20.7% of net sales in the year ended December 31, 2011 primarily due to cost increases on a per unit basis described above.

Selling and administrative expenses increased $11.5 million, or 6.3%, for the year ended December 31, 2011 from the year ended December 31, 2010, primarily as a result of increased salary expense ($4.3 million) reflecting annual merit increases, fringe benefits ($1.3 million), warehouse costs related to customer requirements ($1.7 million), travel and meeting costs ($1.6 million) and other increased costs which were individually insignificant.

Corporate overhead for the year ended December 31, 2011 increased $6.4 million, or 11.1%, from the year ended December 31, 2010. The increase was primarily attributable to increased salary and fringe benefit expenses ($4.0 million) and increased costs for professional services related to legal matters ($2.3 million).

Other expense, net, decreased $9.2 million, or 46.3% for the year ended December 31, 2011 compared to the year ended December 31, 2010. The decrease was primarily due to closure costs at two facilities ($4.2 million) and costs related to the write-off of paper machine assets at Tomahawk ($2.8 million) in 2010 in addition to reduced fixed asset disposal costs ($1.6 million).

Interest Expense, Net and Income Taxes

Net interest expense decreased by $3.1 million, or 9.6%, for the year ended December 31, 2011 compared to the year ended December 31, 2010, primarily as a result of higher capitalized interest ($2.2 million) related to the Counce and Valdosta major energy optimization projects during the year ended December 31, 2011 compared to the same period in 2010.

PCA’s effective tax rate was 35.1% for the year ended December 31, 2011 and (34.2)% for the year ended December 31, 2010 due to the impact of recording the alternative fuel mixture tax credits in 2010. Excluding the impact of the tax credits, the 2010 effective tax rate would have been 34.5% for the year ended December 31, 2010. The effective tax rate varies from the U.S. federal statutory tax rate of 35.0% principally due to the impact of the alternative fuel mixture tax credits (in 2010), state and local income taxes and the domestic manufacturers’ deduction. PCA had no material changes to its uncertain tax positions under ASC 740, “Income Taxes,” during 2011. In March 2011, the Company was notified by the Internal Revenue Service that it will begin its review of the 2008 and 2009 federal tax returns in the second quarter of 2011. This review is under way.

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

Income from Operations

Income from operations decreased by $167.1 million, or 47.4%, for the year ended December 31, 2010 compared to 2009. As noted in Note 16 to the consolidated financial statements, PCA received the cellulosic biofuel producer registration in September 2010. As a result, our 2010 income from operations was reduced primarily due to reversing a portion of our 2009 alternative fuel mixture credits out of income from operations ($96.0 million) in order to claim cellulosic biofuel credits which were recorded in the provision for income taxes ($135.5 million) in 2010. In addition, income from operations included alternative fuel mixture credits in the amounts of $168.4 million and $9.2 million, respectively, in 2009 and 2010. Excluding special items (as detailed below under “Reconciliations of Non-GAAP Financial Measures to Reported Amounts”), income from operations increased $99.4 million for full year 2010. This increase was primarily attributable to increased sales prices of corrugated products and containerboard ($111.3 million), higher sales volume ($58.4 million) partially offset by increased costs for fiber ($47.8 million), transportation ($10.6 million), labor and fringe benefits ($7.8 million) and maintenance and building repairs ($7.3 million).

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

Due to the impact of recording the fuel tax credits, PCA’s effective tax rate was (34.2%) for the year ended December 31, 2010 and 16.1% for the year ended December 31, 2009. Excluding the impact of the fuel tax credits, the effective tax rate would have been 34.5% for the year ended December 31, 2010 and 36.3% for the same period in 2009. The effective tax rate varies from the U.S. federal statutory tax rate of 35.0% principally due to the impact of the fuel tax credits, state and local income taxes and the domestic manufacturers’ deduction. PCA recorded a material change in its uncertain tax positions under ASC 740, “Income Taxes,” of $102.0 million in the fourth quarter of 2010 due to the amendment of the 2009 federal income tax return to claim gallons of alternative fuel produced at the Filer City, Michigan mill. Due to the proprietary nature of the biofuel process at the Filer City mill, uncertainty as to total fuel gallons qualifying for the credit exists, which caused the additional reserve. Pending the timing and the outcome of the IRS review that is currently under way, which is not determinable at this time, the reserve for uncertain tax positions could change significantly.

Liquidity and Capital Resources

	For the Year Ended December 31,
	2011	2010	2009
	(In millions)
Net cash provided by (used for):
Operating activities	$345.5	$349.9	$306.1
Investing activities	(350.1)	(321.3)	(119.3)
Financing activities	(35.6)	(92.8)	(75.5)

Net increase (decrease) in cash	$(40.2)	$(64.2)	$111.3

Operating Activities

Net cash provided by operating activities for the year ended December 31, 2011 was $345.5 million compared to $349.9 million for the year ended December 31, 2010, a decrease of $4.4 million, or 1.3%. Net income, excluding the income from the tax credits (described in Note 16 to the financial statements included in this report) of $47.7 million in 2010, was $158.0 million and $157.7 million, respectively, for 2011 and 2010. Depreciation, depletion and amortization expense was higher by $7.7 million (primarily due to increased depreciation from the recently-completed major energy projects) and requirements for operating assets and liabilities were lower by $14.1 million in 2011 compared to 2010, which increased net cash provided by operating activities. The change in operating assets and liabilities was primarily due to an improvement in accounts receivable ($33.3 million) resulting from price increases in 2010 and favorable changes in inventory ($20.0 million) in 2011 compared to 2010 due to a 2010 build in inventory in anticipation of the downtime related to the major energy project work completed in 2011. This was partially offset by unfavorable changes in accounts payable ($26.1 million) and higher pension contributions ($6.9 million) in 2011 compared to 2010. In addition, PCA utilized fewer alternative fuel mixture and cellulosic biofuel producer credits to reduce federal tax payments in 2011 than it did in 2010, resulting in higher cash taxes paid ($33.6 million) in 2011 compared to the same period in 2010. Cash requirements for operating activities are subject to PCA’s operating needs, the timing of collection of receivables and payments of payables and expenses, and seasonal fluctuations in its operations.

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

Investing Activities

Net cash used for investing activities for the year ended December 31, 2011 increased $28.8 million, or 9.0%, to $350.1 million, compared to the year ended December 31, 2010. The increase was primarily related to $57.3 million in corrugated products business acquisitions completed in 2011 and higher additions to other long-term assets of $10.4 million in 2011 compared to 2010. This was partially offset by lower additions to property, plant and equipment of $40.0 million during the year ended December 31, 2011 compared to the same period in 2010, primarily due to reduced spending ($55.9 million) on the major energy optimization projects.

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

As of December 31, 2011, PCA had commitments for general purpose capital expenditures of $40.4 million. PCA believes that cash-on-hand combined with cash flow from operations will be sufficient to fund these commitments.

Financing Activities

Net cash used for financing activities for the year ended December 31, 2011 was $35.6 million compared to $92.8 million for the year ended December 31, 2010, a decrease of $57.2 million, or 61.6%. The decrease was primarily attributable to $150.0 million of proceeds from borrowing under a new term loan in October 2011 and $9.9 million in proceeds from the settlement of treasury locks received in February 2011, partially offset by higher repurchases of PCA common stock of $86.1 million, as well as higher dividends paid of $14.2 million during 2011.

Net cash used for financing activities totaled $92.8 million for the year ended December 31, 2010, an increase of $17.3 million, or 22.9%, compared to the same period in 2009. The difference was primarily attributable to repurchases of PCA common stock of $38.9 million during 2010, partially offset by lower common stock dividends paid of $15.1 million and higher proceeds from the exercise of stock options of $6.5 million during 2010 compared to 2009.

On November 29, 2000, PCA established an on-balance sheet securitization program for its trade accounts receivable. To effectuate this program, PCA formed a wholly-owned limited purpose subsidiary, Packaging Credit Company, LLC, or PCC, which in turn formed a wholly-owned, bankruptcy-remote, special-purpose subsidiary, Packaging Receivables Company, LLC, or PRC, for the purpose of acquiring receivables from PCC. Both of these entities are included in the consolidated financial statements of PCA. Under this program, PCC purchases on an ongoing basis substantially all of the receivables of PCA and sells such receivables to PRC. PRC and lenders initially established a $150.0 million receivables-backed revolving credit facility through which PRC obtains funds to purchase receivables from PCC. The receivables purchased by PRC are and will be solely the property of PRC. In the event of a liquidation of PRC, the creditors of PRC would be entitled to satisfy their claims from PRC’s assets prior to any distribution to PCC or PCA. Credit available under the receivables credit facility is on a borrowing-base formula. As a result, the full amount of the facility may not be available at all times. On October 11, 2011, PCA amended the receivables credit facility agreement which extended the termination date to October 11, 2014 and increased the borrowing availability from $150.0 million to $200.0 million. As of December 31, 2011, PCA had $91.0 million in additional borrowing capacity available under this facility and $109.0 million of borrowings was outstanding.

On July 21, 2003, PCA offered to qualified institutional investors $150.0 million of 4.375% senior notes which matured in 2008 and $400.0 million of 5.75% senior notes due 2013. On March 25, 2008, PCA refinanced the five-year notes, issuing $150.0 million of 6.50% senior notes due March 15, 2018 through a registered public offering.

On August 1, 2011, PCA entered into an interest rate protection agreement with a counterparty to protect against increases in the ten-year U.S. Treasury Note rate. The treasury rate will serve as a reference in determining the interest rate applicable to the new debt securities the Company expects to issue in the future to refinance PCA’s currently outstanding $400.0 million of senior notes that mature in 2013. At December 31, 2011, the Company had a notional value of $400.0 million in an interest rate protection agreement outstanding that is expected to settle by the end of 2012.

On October 11, 2011, PCA replaced its senior credit facility that was scheduled to terminate in April 2013 with a new senior credit facility that provides a $150.0 million term loan facility, which PCA fully borrowed, and a $250.0 million revolving credit facility, including a $50.0 million subfacility for letters of credit. Borrowings may be used for general corporate purposes and bear interest at LIBOR plus a margin that is determined based upon PCA’s credit ratings. PCA is required to make quarterly principal payments on the term loan of $3.8 million beginning March 31, 2012 through September 30, 2016, with the balance due at maturity. The new senior credit facility will terminate on October 11, 2016. PCA had no borrowings and $14.3 million of outstanding letters of credit under the revolving credit facility, resulting in $235.7 million in unused borrowing capacity as of December 31, 2011.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements as of December 31, 2011 that would require disclosure under SEC FR-67, “Disclosure in Management’s Discussion and Analysis About Off-Balance Sheet Arrangements and Aggregate Contractual Obligations.”

Contractual Obligations

The following table summarizes PCA’s contractual obligations at December 31, 2011:

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(In thousands)
Receivables credit facility (due October 11, 2014)	$109,000	$—	$109,000	$—	$—
Senior credit facility — term loan (due October 11, 2016)	150,000	15,000	30,000	105,000	—
5 3/4% senior notes (due August 1, 2013)	400,000	—	400,000	—	—
6 1/2% senior notes (due March 15, 2018)	150,000	—	—	—	150,000

Total short-term and long-term debt	809,000	15,000	539,000	105,000	150,000
Capital lease obligations	36,882	2,202	4,404	4,404	25,872
Operating leases	148,090	32,103	48,849	21,725	45,413
Capital commitments	40,384	40,384	—	—	—
Purchase commitments	33,847	6,099	6,389	2,972	18,387
Letters of credit	14,312	14,312	—	—	—
Pension contributions	32,600	32,600	—	—	—

Total contractual obligations	$1,115,115	$142,700	$598,642	$134,101	$239,672

The above table excludes unamortized debt discount of $0.6 million at December 31, 2011 and interest payments on debt outstanding. Based on interest rates in effect and long-term debt balances outstanding as of December 31, 2011, projected contractual interest payments would be approximately $37.1 million in 2012 and for each future year. For the purpose of this disclosure, we have assumed that PCA’s variable and fixed rate long-term debt would be replaced at maturity with similar long-term debt and similar interest rates. This disclosure does not attempt to predict changes in interest rates. See Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” for the impact of changes in interest rates on PCA’s future cash flows.

The operating lease commitments, capital commitments, purchase commitments and letters of credit are not reflected on PCA’s consolidated balance sheet as of December 31, 2011. See Notes 8 and 13 to the audited consolidated financial statements for additional information. PCA currently does not have any projections for future pension contributions beyond 2011. See Note 6 to the audited consolidated financial statements for additional information.

As of December 31, 2011, PCA’s expected payment for significant contractual obligations excludes $6.3 million of obligations for uncertain tax positions because PCA cannot make a reasonably reliable estimate of the period of cash settlement for such liability. See Note 15 to the audited consolidated financial statements for additional information.

PCA’s primary sources of liquidity are net cash provided by operating activities, available borrowing capacity under PCA’s revolving credit facility and additional borrowings under PCA’s receivables credit facility. As of December 31, 2011, PCA had $326.7 million in unused borrowing capacity under its existing credit facilities, net of the impact on this borrowing capacity of $14.3 million of outstanding letters of credit. Currently, PCA’s primary uses of cash are for operations, capital expenditures, debt service and declared common stock dividends, which it expects to be able to fund from these sources.

The following table provides the outstanding balances and the weighted average interest rates as of December 31, 2011 for PCA’s revolving credit facility, the receivables credit facility and the senior notes:

Borrowing Arrangement	Balance at December 31, 2011	Weighted Average Interest Rate	Projected Annual Cash Interest Payments
	(Dollars in thousands)
Revolving Credit Facility	$—	N/A	N/A
Term Loan	150,000	2.08%	$3,120
Receivables Credit Facility	109,000	1.15	1,254
5 3/4% Senior Notes (due August 1, 2013)	400,000	5.75	23,000
6 1/2% Senior Notes (due March 15, 2018)	150,000	6.50	9,750

Total	$809,000	4.59%	$37,124

The above table excludes unamortized debt discount of $0.6 million at December 31, 2011. It also excludes from the projected annual cash interest payments, the non-cash income from the annual amortization of the $22.8 million received in July 2003 and the non-cash expense from the annual amortization of the $4.4 million paid in March 2008 to settle the treasury locks related to the 5 3/4% senior notes due 2013 and the 6 1/2% senior notes due 2018. The amortization is being recognized over the terms of the 5 3/4% senior notes due 2013 and the 6 1/2% senior notes due 2018 and is included in interest expense, net.

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

In addition, PCA must maintain a minimum interest coverage ratio and a maximum leverage ratio under its senior revolving credit facility. A failure to comply with the restrictions contained in the revolving credit facility could lead to an event of default, which could result in an acceleration of any outstanding indebtedness and/or prohibit PCA from drawing on the revolving credit facility. Such acceleration may also constitute events of default under the senior notes indentures and the receivables credit facility. At December 31, 2011, PCA was in compliance with these covenants.

PCA currently expects to incur capital expenditures of $40.4 million in 2012, primarily for maintenance capital, cost reduction, business growth and environmental compliance.

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

PCA believes that it is currently in material compliance with these and all applicable environmental rules and regulations. Because environmental regulations are constantly evolving, the Company has incurred, and will continue to incur, costs to maintain compliance with these and other environmental laws. The Company works diligently to anticipate and budget for the impact of applicable environmental regulations, and does not currently expect that future environmental compliance obligations will materially affect its business or financial condition. For the years ended December 31, 2011, 2010 and 2009, we spent approximately $26.0 million, $24.6 million and $26.4 million, respectively, to comply with the requirements of these and other environmental laws.

Additionally, total capital costs for environmental matters were $2.8 million, $1.1 million and $0.4 million for 2011, 2010 and 2009, respectively, and the Company currently estimates 2012 environmental capital expenditures will be $1.0 million.

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

In 2004, the U.S. Environmental Protection Agency (the “EPA”) published the Boiler MACT regulations, establishing air emissions standards and certain other requirements for industrial boilers. These regulations were vacated and remanded by the U.S. Court of Appeals for the D.C. Circuit in 2007. The EPA proposed final regulations in March 2011, which would require compliance in 2014. During 2011, the EPA determined that it would reconsider certain provisions of the Boiler MACT regulations and, in December 2011, the EPA published proposed rules containing changes to the March 2011 rules. The EPA may make further changes to the proposed rules. PCA is currently assessing the impact of these regulations on its operations which could require significant modifications to certain of PCA’s boilers. Due to the complexity of these regulations, and the potential for additional future regulatory or judicial modification to these regulations, the timing and amount of expenditures to be made by PCA are uncertain, but could be significant during the period before compliance is required.

Because liability for remediation costs under environmental laws is strict, meaning that liability is imposed without fault, joint and several, meaning that liability is imposed on each party without regard to contribution, and retroactive, PCA could receive notifications of cleanup liability in the future and this liability could be material. From 1994 through 2011, remediation costs at PCA’s mills and corrugated plants totaled approximately $3.2 million. As of December 31, 2011, PCA maintained an environmental reserve of $10.5 million relating to on-site landfills and surface impoundments as well as ongoing and anticipated remedial projects. As of this filing, the Company believes that it is not reasonably possible that future environmental expenditures above the $10.5 million accrued as of December 31, 2011 will have a material impact on its financial condition, results of operations and cash flows.

While legislation regarding the regulation of greenhouse gas emissions has been proposed at the federal level, it is uncertain whether such legislation will be passed and, if so, what the breadth and scope of such legislation will be. The result of the regulation of greenhouse gas emissions could be an increase in our future environmental compliance costs, through caps, taxes or additional capital expenditures to modify facilities, which may be material. However, climate change legislation and the resulting future energy policy could also provide us with opportunities if the use of renewable energy is encouraged. We currently generate a significant portion of our power requirements for our mills using bark, black liquor and biomass as fuel, which are derived from renewable resources. Our energy optimization projects at the Counce and Valdosta linerboard mills are expected to significantly reduce the use of fossil fuels at those facilities, while providing more efficient power generation at those facilities. While we believe we are well-positioned to take advantage of any renewable energy incentives, it is uncertain what the ultimate costs and opportunities of any climate change legislation will be and how our business and industry will be affected.

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

As of December 31, 2011, the balance in the allowance for doubtful accounts reserve was $1.9 million, compared to $2.5 million at December 31, 2010. For the year ended December 31, 2011, the Company recorded expense related to doubtful accounts of $0.1 million compared to income of $0.9 million recorded during the year ended December 31, 2010. The income in 2010 of $0.9 million was primarily due to a $1.0 million reduction in the allowance for doubtful accounts reserve to reflect the low level of actual losses over the previous three years. For the year ended December 31, 2010, the Company recorded income of $0.9 million related to doubtful accounts compared to expense of $1.5 million in 2009. The decrease in bad debt expense of $2.4 million between 2009 and 2010 was primarily due to a $1.0 million reduction in the allowance for doubtful accounts reserve to reflect the low level of actual losses over the previous three years and a $0.9 million decrease in expense related to customers who had filed for bankruptcy protection.

Inventories

PCA records its inventories at the lower of cost or market and includes all costs directly associated with manufacturing products: materials, labor and manufacturing overhead. The estimated market value is based on assumptions for future demand and related pricing. If actual market conditions are less favorable than those projected by management, reductions in the carrying value of inventories may be required. Raw materials, work in process and finished goods valued using the last-in, first-out (“LIFO”) cost method comprised 61% and 65% of inventories at current cost at December 31, 2011 and 2010, respectively. Supplies and materials inventories are valued using a moving average cost.

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

Impairment of Goodwill and Long-Lived Assets

Goodwill is tested for impairment annually at year end or sooner if events or changes in circumstances indicate that the carrying amount may exceed fair value. Recoverability of goodwill is determined by comparing the fair value of the reporting unit with its carrying value, including goodwill. If the carrying amount of the reporting unit exceeds the fair value, the implied fair value of the reporting unit’s goodwill is compared to the carrying amount of its goodwill to determine if a write-down to fair value is necessary.

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

•

PCA establishes accruals for uncertain tax contingencies when, despite the belief that PCA’s tax return positions are fully supported, PCA believes that an uncertain tax position does not meet the recognition threshold of ASC 740, “Income Taxes.” The tax contingency accruals are adjusted in light of changing facts and circumstances, such as the progress of tax audits, the expiration of the statute of limitations for the relevant taxing authority to examine a tax return, case law and emerging legislation. While it is difficult to predict the final outcome or timing of resolution for any particular tax matter, PCA believes that the accruals for uncertain tax contingencies at December 31, 2011 reflect the likely outcome of known tax contingencies as of such date in accordance with uncertain tax positions under ASC 740.

Reconciliations of Non-GAAP Financial Measures to Reported Amounts

Income from operations, net income and diluted earnings per share excluding special items are non-GAAP financial measures. Management presents income from operations, net income and diluted earnings per share excluding these special items to focus on PCA’s on-going operations and assess its operating performance and believes that these measures provide useful information to investors because they enable them to perform meaningful comparisons of past and present operating results. Reconciliations of those non-GAAP measures to the most comparable measure reported in accordance with GAAP for the years ended December 31, 2011, 2010 and 2009 follow:

	Year Ended December 31,
	2011				2010				2009
	Income from Operations		Net Income	Diluted EPS	Income from Operations		Net Income	Diluted EPS	Income from Operations	Net Income	Diluted EPS
	(In thousands except per share amounts)
As reported in accordance with GAAP	$272,749		$158,027	$1.57	$185,382		$205,435	$2.00	$352,454	$265,895	$2.60
Special items:
Medical benefits reserve adjustment	(1,600)		(1,016)	(0.01)	—		—	—	—	—	—
Alternative energy tax credits	—		—	—	86,804		(47,697)	(0.46)	(168,437)	(171,271)	(1.67)
Asset disposal and facilities closure charges	7,406	(a)	4,783	0.05	13,213	(a)	8,557	0.08	1,952 (a)	1,240	0.01

Total special items	5,806		3,767	0.04	100,017		(39,140)	(0.38)	(166,485)	(170,031)	(1.66)

Excluding special items	$278,555		$161,794	$1.61	$285,399		$166,295	$1.62	$185,969	$95,864	$0.94

(a)	Consists of energy project related disposals in 2011 and 2009. For 2010, consists of energy project related disposals ($6.2 million), plant closures ($4.2 million) and other assets no longer in service ($2.8 million).

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

The interest rates on approximately 68% of PCA’s debt are fixed. A one percent increase in interest rates related to variable rate debt would have resulted in an increase in interest expense and a corresponding decrease in income before taxes of $2.6 million annually. In the event of a change in interest rates, management could take actions to mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in PCA’s financial structure.

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

Prior to filing this report, PCA completed an evaluation under the supervision and with the participation of PCA’s management, including PCA’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of PCA’s disclosure controls and procedures as of December 31, 2011. The evaluation of PCA’s disclosure controls and procedures included a review of the controls’ objectives and design, PCA’s implementation of the controls and the effect of the controls on the information generated for use in this report. Based on this evaluation, PCA’s Chief Executive Officer and Chief Financial Officer concluded that PCA’s disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2011.

During the quarter ended December 31, 2011, there were no changes in internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, PCA’s internal control over financial reporting.

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

PCA’s management, under the supervision of and with the participation of the Chief Executive Officer and Chief Financial Officer, assessed the Company’s internal control over financial reporting as of December 31, 2011, based on criteria for effective control over financial reporting described in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, PCA’s management concluded that its internal control over financial reporting was effective as of December 31, 2011, based on the specified criteria.

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

The following information required by this Item 10 will be included in PCA’s Proxy Statement for the 2012 Annual Meeting of Stockholders and is incorporated by reference herein:

•	Information regarding PCA’s directors included under the caption “Election of Directors”

•	Information regarding PCA’s Audit Committee and financial experts included under the caption “Election of Directors — Audit Committee”

•	Information regarding PCA’s code of ethics included under the caption “Election of Directors — Code of Ethics”

•

Information regarding PCA’s stockholder nominating procedures included under the captions “Election of Directors — Nominating and Governance Committee,” “Other Information — Recommendations for Board — Nominated Director Nominees,” and “Other Information — Procedures for Nominating Directors or Bringing Business Before the 2013 Annual Meeting”

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

Authorization of Securities under Equity Compensation Plans.    Securities authorized for issuance under equity compensation plans at December 31, 2011 are as follows:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options and Rights	Weighted Average Exercise Price of Outstanding Options and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans(a)
Equity compensation plans approved by security holders	1,224,669	$21.64	890,745
Equity compensation plans not approved by security holders	—	—	—

Total	1,224,669	$21.64	890,745

(a)	Excludes securities reflected in the first column, “Number of securities to be issued upon exercise of outstanding options and rights.” Does not include 1,817,745 shares of unvested restricted stock granted pursuant to our Amended and Restated 1999 Long-Term Equity Incentive Plan.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

(2)  Financial Statement Schedule.

The following consolidated financial statement schedule of PCA for the years ended December 31, 2011, 2010 and 2009 is included in this report.

Schedule II — Packaging Corporation of America — Valuation and Qualifying Accounts.

Description	Balance Beginning of Year	Charged to Expenses	Deductions		Balance End of Year
	(Dollars in thousands)
Year ended December 31, 2011:
Deducted from assets accounts:
Allowance for doubtful accounts	$2,493	$90	$(677	)(1)	$1,906
Reserve for customer deductions	2,920	30,009	(29,801	)(2)	3,128

Total	$5,413	$30,099	$(30,478)		$5,034

Year ended December 31, 2010:
Deducted from assets accounts:
Allowance for doubtful accounts	$3,909	$(937)	$(479	)(1)	$2,493
Reserve for customer deductions	2,439	27,007	(26,526	)(2)	2,920

Total	$6,348	$26,070	$(27,005)		$5,413

Year ended December 31, 2009:
Deducted from assets accounts:
Allowance for doubtful accounts	$4,355	$1,506	$(1,952	)(1)	$3,909
Reserve for customer deductions	2,507	22,683	(22,751	)(2)	2,439

Total	$6,862	$24,189	$(24,703)		$6,348

(1)	Consists primarily of uncollectable accounts written off, net of recoveries, during the year.

(2)	Consists primarily of discounts taken by customers during the year.

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions, are inapplicable or not material, or the information called for thereby is otherwise included in the financial statements or the accompanying notes to the financial statements and therefore, have been omitted.

(b)	Exhibits

Exhibit Number	Description
2.1	Contribution Agreement, dated as of January 25, 1999, among Pactiv Corporation (formerly known as Tenneco Packaging Inc.) (“Pactiv”), PCA Holdings LLC (“PCA Holdings”) and Packaging Corporation of America (“PCA”). (Incorporated herein by reference to Exhibit 2.1 to PCA’s registration Statement on Form S-4, Registration No. 333-79511).
2.2	Letter Agreement Amending the Contribution Agreement, dated as of April 12, 1999, among Pactiv, PCA Holdings and PCA. (Incorporated herein by reference to Exhibit 2.2 to PCA’s Registration Statement on Form S-4, Registration No. 333-79511).
3.1	Restated Certificate of Incorporation of PCA. (Incorporated herein by reference to Exhibit 3.1 to PCA’s Registration Statement on Form S-4, Registration No. 333-79511).
3.2	Certificate of Amendment to Restated Certificate of Incorporation of PCA. (Incorporated herein by reference to Exhibit 3.2 to PCA’s Registration Statement on Form S-4, Registration No. 333-109437.)
3.3	Amended and Restated By-laws of PCA. (Incorporated herein by reference to Exhibit 3.1 to PCA’s Current Report on Form 8-K filed December 5, 2008, File No. 1-15399.)
4.1	Form of certificate representing shares of common stock. (Incorporated herein by reference to Exhibit 4.9 to PCA’s Registration Statement on Form S-1, Registration No. 333-86963.)
4.2	Indenture, dated as of July 21, 2003, between PCA and U.S. Bank National Association. (Incorporated herein by reference to Exhibit 4.2 to PCA’s Quarterly Report on Form 10-Q for the period ended June 30, 2003, File No. 1-15399.)
4.3	First Supplemental Indenture, dated as of July 21, 2003, between PCA and U.S. Bank National Association. (Incorporated herein by reference to Exhibit 4.3 to PCA’s Quarterly Report on Form 10-Q for the period ended June 30, 2003, File No. 1-15399.)
4.4	Form of Rule 144A Global Note. (Incorporated herein by reference to Exhibit 4.5 to PCA’s Quarterly Report on Form 10-Q for the period ended June 30, 2003, File No. 1-15399.)
4.5	Officers’ Certificate, dated March 25, 2008, pursuant to Section 301 of the Indenture, dated July 21, 2003, by and between PCA and U.S. Bank National Association (Incorporated herein by reference to Exhibit 4.1 to PCA’s Current Report on Form 8-K filed March 25, 2008, File No. 1-15399.)
4.6	6.50% Senior Notes due 2018. (Incorporated herein by reference to Exhibit 4.2 to PCA’s Current Report on Form 8-K filed March 25, 2008, File No. 1-15399.)
10.1	Five Year Credit Agreement, dated as of October 11, 2011, by and among PCA and the lenders and agents named therein. (Incorporated herein by reference to Exhibit 10.1 to PCA’s Current Report on Form 8-K filed October 12, 2011, File No. 1-15399.)
10.2	Amended and Restated Credit and Security Agreement, dated as of September 19, 2008, by and among PCA and the lenders and agents named therein. (Incorporated herein by reference to Exhibit 10.2 to PCA’s Quarterly Report on Form 10-Q for the period ended September 30, 2010, File No. 1-15399.)
10.3	Amendment No. 1 to Amended and Restated Credit and Security Agreement, dated as of April 14, 2009, by and among PCA and the lenders and agents named therein. (Incorporated herein by reference to Exhibit 10.1 to PCA’s Current Report on Form 8-K filed April 16, 2009, File No. 1-15399.)
10.4	Amendment No. 2 to Amended and Restated Credit and Security Agreement, dated as of April 20, 2010, by and among PCA and the lenders and agents named therein. (Incorporated herein by reference to Exhibit 10.1 to PCA’s Current Report on Form 8-K filed April 15, 2010, File No. 1-15399.)

Exhibit Number	Description
10.5	Amendment No. 3 to Amended and Restated Credit and Security Agreement, dated as of March 1, 2011, by and among PCA and the lenders and agents named therein. (Incorporated herein by reference to Exhibit 10.1 to PCA’s Current Report on Form 8-K filed March 2, 2011, File No. 1-15399.)
10.6	Amendment No. 4 to Amended and Restated Credit and Security Agreement, dated as of October 11, 2011, by and among PCA and the lenders and agents named therein. (Incorporated herein by reference to Exhibit 10.1 to PCA’s Current Report on Form 8-K filed October 12, 2011, File No. 1-15399.)
10.7	Receivables Sale Agreement, dated as of November 29, 2000, between PCC and PCA. (Incorporated herein by reference to Exhibit 10.24 to PCA’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, File No. 1-15399.)
10.8	Purchase and Sale Agreement, dated as of November 29, 2000, between PCC and PRC. (Incorporated herein by reference to Exhibit 10.25 to PCA’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001. File No. 1-15399.)
10.9	Packaging Corporation of America Thrift Plan for Hourly Employees and First Amendment of Packaging Corporation of America Thrift Plan for Hourly Employees, effective February 1, 2000. (Incorporated herein by reference to Exhibit 4.5 to PCA’s Registration Statement on Form S-8, Registration No. 333-33176.)*
10.10	Packaging Corporation of America Retirement Savings Plan , effective February 1, 2000. (Incorporated herein by reference to Exhibit 4.6 to PCA’s Registration Statement on Form S-8, Registration No. 333-33176.)*
10.11	Amended and Restated 1999 Long-Term Equity Incentive Plan, effective as of May 4, 2005. (Incorporated herein by reference to Appendix B to PCA’s Definitive Proxy Statement on Schedule 14A, filed with the Commission on March 24, 2005, File No. 1-15399.)*
10.12	Form of Stock Option Agreement for employees under the Amended and Restated 1999 Long-term Equity Incentive Plan. (Incorporated herein by reference to Exhibit 10.1 to PCA’s Current Report on Form 8-K, dated March 14, 2006, File No. 1-15399.)*
10.13	Form of Stock Option Agreement for non-employee directors under the Amended and Restated 1999 Long-term Equity Incentive Plan. (Incorporated herein by reference to Exhibit 10.2 to PCA’s Current Report on Form 8-K, dated March 14, 2006, File No. 1-15399.)*
10.14	Form of Restricted Stock Award Agreement for employees and non-employee directors under the Amended and Restated 1999 Long-term Equity Incentive Plan. (Incorporated herein by reference to Exhibit 10.3 to PCA’s Current Report on Form 8-K, dated March 14, 2006, File No. 1-15399.)*
10.15	Packaging Corporation of America Supplemental Executive Retirement Plan, as Amended and Restated Effective as of January 1, 2005. (Incorporated herein by reference to Exhibit 10.31 to PCA’s Annual Report on Form 10-K for the year ended December 31, 2006, File No. 1-15399.)*
10.16	Packaging Corporation of America Deferred Compensation Plan, effective as of January 1, 2009. (Incorporated herein by reference to Exhibit 10.15 to PCA’s Annual Report on Form 10-K for the year ended December 31, 2008, File No. 1-15399.)*
10.17	Packaging Corporation of America Amended and Restated Executive Incentive Compensation Plan, effective as of February 28, 2007. (Incorporated herein by reference to Exhibit 10.32 to PCA’s Annual Report on Form 10-K for the year ended December 31, 2006, File No. 1-15399.)*
10.18	First Amendment of Packaging Corporation of America Supplemental Executive Retirement Plan, effective as of January 1, 2008. (Incorporated herein by reference to Exhibit 10.17 to PCA’s Annual Report on Form 10-K for the year ended December 31, 2008, file No. 1-15399.)*

Exhibit Number	Description
10.19	Amended and Restated 1999 Long-Term Equity Incentive Plan, effective as of May 27, 2009. (Incorporated herein by reference to Appendix A to PCA’s Definitive Proxy Statement on Schedule 14A, filed with the Commission on April 21, 2009, File No 1-15399.)*
10.20	PCA Performance Incentive Plan, effective as of May 11, 2010. (Incorporated herein by reference to Appendix A to PCA’s Definitive Proxy Statement on Schedule 14A, filed with the Commission on March 30, 2010, File No. 1-15399.)*
10.21	Employment Agreement, dated June 28, 2010, between Packaging Corporation of America and Paul T. Stecko. (Incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated June 29, 2010, File No. 1-15399.)*
10.22	Form of Restricted Stock Award Agreement for February 22, 2011 Retention Awards to Mark W. Kowlzan and Thomas A. Hassfurther. (Incorporated herein by reference to Exhibit 10.22 to PCA’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, File No. 1-15399.)*
12.1	Statement Regarding Computation of Ratio of Earnings to Fixed Charges†
21.1	Subsidiaries of the Registrant.†
23.1	Consent of Ernst & Young LLP.†
24.1	Powers of Attorney.†
31.1	Certification of Chief Executive Officer, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†
31.2	Certification of Chief Financial Officer, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†
101	The following financial information from Packaging Corporation of America’s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2011 and 2010, (ii) Consolidated Statements of Income for the years ended December 31, 2011, 2010 and 2009, (iii) Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2011, 2010 and 2009, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009, (v) the Notes to Consolidated Financial Statements, and (vi) Financial Statement Schedule-Valuation and Qualifying Accounts.

*	Management contract or compensatory plan or arrangement.
†	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 21, 2012.

Packaging Corporation of America

By:	/s/ MARK W. KOWLZAN
	Name:	Mark W. Kowlzan
	Title:	Chief Executive Officer

By:	/s/ RICHARD B. WEST
	Name:	Richard B. West
	Title:	Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 21, 2012.

Signature	Title

/s/ MARK W. KOWLZAN Mark W. Kowlzan	Chief Executive Officer and Director (Principal Executive Officer)

/S/ RICHARD B. WEST Richard B. West	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

* Paul T. Stecko	Executive Chairman

* Cheryl K. Beebe	Director

* Hasan Jameel	Director

* Robert C. Lyons	Director

* Samuel M. Mencoff	Director

* Roger B. Porter	Director

* Thomas S. Souleles	Director

* James D. Woodrum	Director

*By:	/s/ RICHARD B. WEST
Richard B. West (Attorney-In-Fact)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Packaging Corporation of America

Board of Directors and Stockholders

We have audited the accompanying consolidated balance sheets of Packaging Corporation of America (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Packaging Corporation of America at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Packaging Corporation of America’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 21, 2012 expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

Chicago, Illinois

February 21, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Packaging Corporation of America

Board of Directors and Stockholders

We have audited Packaging Corporation of America’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Packaging Corporation of America’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Packaging Corporation of America maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Packaging Corporation of America as of December 31, 2011 and 2010, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011, and our report dated February 21, 2012, expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

Chicago, Illinois

February 21, 2012

Packaging Corporation of America

Consolidated Balance Sheets

As of December 31, 2011 and 2010

	2011	2010
	(In thousands, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$156,313	$196,556
Accounts receivable, net of allowance for doubtful accounts and customer deductions of $5,034 and $5,413 as of December 31, 2011 and 2010, respectively	319,988	294,192
Inventories	254,675	241,142
Prepaid expenses and other current assets	18,298	17,555
Deferred income taxes	62,789	50,232

Total current assets	812,063	799,677
Property, plant and equipment, net	1,476,654	1,337,986
Goodwill	58,214	38,854
Other intangible assets, net	25,042	10,975
Other long-term assets	40,526	38,418

Total assets	$2,412,499	$2,225,910

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt and current maturities of long-term debt	$15,000	$109,000
Capital lease obligations	718	670
Accounts payable	154,855	155,163
Dividends payable	19,680	15,351
Accrued interest	12,584	12,598
Federal and state income taxes payable	10,404	2,601
Accrued liabilities	163,259	109,227

Total current liabilities	376,500	404,610
Long-term liabilities:
Long-term debt	793,448	549,099
Capital lease obligations	21,114	21,832
Deferred income taxes	11,924	9,190
Pension and postretirement benefit plans	148,686	97,914
Cellulosic biofuel tax reserve	102,051	102,051
Other long-term liabilities	29,866	32,213

Total long-term liabilities	1,107,089	812,299
Stockholders’ equity:
Common stock (par value $0.01 per share, 300,000,000 shares authorized, 98,324,974 and 102,308,231 shares issued as of December 31, 2011 and 2010, respectively)	983	1,023
Additional paid in capital	351,804	362,248
Retained earnings	673,960	690,111
Accumulated other comprehensive income (loss), net of tax:
Unrealized (loss) gain on treasury locks, net	(23,289)	2,164
Unrealized loss on foreign exchange contracts	(413)	(607)
Unfunded employee benefit obligations	(74,076)	(45,938)

Total accumulated other comprehensive loss	(97,778)	(44,381)

Common stock held in treasury, at cost (2,355 shares as of December 31, 2011)	(59)	—

Total stockholders’ equity	928,910	1,009,001

Total liabilities and stockholders’ equity	$2,412,499	$2,225,910

See notes to consolidated financial statements.

Packaging Corporation of America

Consolidated Statements of Income

	Year Ended December 31,
	2011	2010	2009
	(In thousands, except per share amounts)
Net sales	$2,620,111	$2,435,606	$2,147,589
Cost of sales	(2,078,165)	(1,903,406)	(1,721,012)

Gross profit	541,946	532,200	426,577
Selling and administrative expenses	(193,939)	(182,489)	(173,445)
Corporate overhead	(64,535)	(58,100)	(54,580)
Alternative fuel mixture tax credits	—	(86,265)	168,437
Other expense, net	(10,723)	(19,964)	(14,535)

Income from operations	272,749	185,382	352,454
Interest expense, net	(29,245)	(32,278)	(35,483)

Income before taxes	243,504	153,104	316,971
(Provision) benefit for income taxes	(85,477)	52,331	(51,076)

Net income	$158,027	$205,435	$265,895

Weighted average common shares outstanding
Basic	99,281	101,678	101,577
Diluted	100,376	102,608	102,358

Net income per common share
Basic	$1.59	$2.02	$2.62

Diluted	$1.57	$2.00	$2.60

Dividends declared per common share	$0.80	$0.60	$0.60

See notes to consolidated financial statements.

Packaging Corporation of America

Consolidated Statements of Changes in Stockholders’ Equity

For the Period January 1, 2009 through December 31, 2011

					Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)
								Total Stockholders’ Equity
	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount
Balance at January 1, 2009	102,397,952	$1,024	—	$—	$379,104	$342,072	$(38,251)	$683,949
Common stock dividends declared	—	—	—	—	—	(61,612)	—	(61,612)
Restricted stock grants and cancellations	434,605	4	—	—	(222)	—	—	(218)
Exercise of stock options	185,801	2	—	—	2,243	—	—	2,245
Share-based compensation expense	—	—	—	—	6,371	—	—	6,371
Comprehensive income (loss):
Net income	—	—	—	—	—	265,895	—	265,895
Amortization of treasury locks	—	—	—	—	—	—	(1,846)	(1,846)
Amortization of unfunded employee benefit obligations, net of tax of $2.2 million	—	—	—	—	—	—	3,304	3,304
Unfunded employee benefit obligations, net of tax of $0.5 million	—	—	—	—	—	—	757	757

Total comprehensive income								268,110

Balance at December 31, 2009	103,018,358	1,030	—	—	387,496	546,355	(36,036)	898,845
Common stock repurchases and retirements	(1,665,392)	(17)	—	—	(38,884)	—	—	(38,901)
Common stock dividends declared	—	—	—	—	—	(61,679)	—	(61,679)
Restricted stock grants and cancellations	560,845	6	—	—	507	—	—	513
Exercise of stock options	394,420	4	—	—	8,033	—	—	8,037
Share-based compensation expense	—	—	—	—	7,006	—	—	7,006
Other	—	—	—	—	(1,910)	—	—	(1,910)
Comprehensive income (loss):
Net income	—	—	—	—	—	205,435	—	205,435
Amortization of treasury locks, net of tax of $0.5 million	—	—	—	—	—	—	(1,309)	(1,309)
Unrealized losses on treasury locks, net of tax of $1.9 million	—	—	—	—	—	—	(1,039)	(1,039)
Unrealized gains (losses) on foreign currency exchange contracts, net of tax of $0.4 million	—	—	—	—	—	—	(607)	(607)
Amortization of unfunded employee benefit obligations, net of tax of $2.3 million	—	—	—	—	—	—	3,583	3,583
Unfunded employee benefit obligations, net of tax of $5.7 million	—	—	—	—	—	—	(8,973)	(8,973)

Total comprehensive income	—	—	—	—	—	—	—	197,090

Balance at December 31, 2010	102,308,231	1,023	—	—	362,248	690,111	(44,381)	1,009,001
Common stock repurchases and retirements	(4,896,666)	(49)	(2,355)	(59)	(29,098)	(93,871)	—	(123,077)
Common stock dividends declared	—	—	—	—	—	(80,307)	—	(80,307)
Restricted stock grants and cancellations	569,724	6	—	—	506	—	—	512
Exercise of stock options	343,685	3	—	—	7,733	—	—	7,736
Share-based compensation expense	—	—	—	—	9,736	—	—	9,736
Other	—	—	—	—	679	—	—	679
Comprehensive income (loss):
Net income	—	—	—	—	—	158,027	—	158,027
Amortization of treasury locks, net of tax of $0.7 million	—	—	—	—	—	—	(1,129)	(1,129)
Settlement of treasury lock, net of tax of $3.9 million	—	—	—	—	—	—	6,058	6,058
Unrealized losses on treasury locks, net of tax of $19.3 million	—	—	—	—	—	—	(30,382)	(30,382)
Amortization of net loss on foreign currency exchange contracts, net of tax of $0.03 million	—	—	—	—	—	—	4	4
Unrealized gains (losses) on foreign currency exchange contracts, net of tax of $0.1 million	—	—	—	—	—	—	190	190
Amortization of unfunded employee benefit obligations, net of tax of $2.4 million	—	—	—	—	—	—	3,806	3,806
Unfunded employee benefit obligations, net of tax of $20.3 million	—	—	—	—	—	—	(31,944)	(31,944)

Total comprehensive income	—	—	—	—	—	—	—	104,630

Balance at December 31, 2011	98,324,974	$983	(2,355)	$(59)	$351,804	$673,960	$(97,778)	$928,910

See notes to consolidated financial statements.

Packaging Corporation of America

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Cash Flows from Operating Activities:
Net income	$158,027	$205,435	$265,895
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	163,973	156,298	151,217
Amortization of financing costs	712	648	772
Amortization of net gain on treasury lock	(1,846)	(1,846)	(1,846)
Share-based compensation expense	9,736	7,006	7,261
Deferred income tax provision	27,347	(120,579)	(13,819)
Loss on disposals of property, plant and equipment	7,137	8,865	6,605
Alternative fuel mixture tax credits receivable	—	127,811	(127,811)
Changes in operating assets and liabilities (net of effects of acquisitions):
(Increase) decrease in assets —
Accounts receivable	(16,946)	(50,256)	13,602
Inventories	(8,333)	(28,352)	(5,498)
Prepaid expenses and other current assets	(616)	(3,956)	(9,458)
Increase (decrease) in liabilities —
Accounts payable	(694)	25,367	22,475
Accrued liabilities	6,052	11,254	4,764
Other, net	965	12,225	(8,028)

Net cash provided by operating activities	345,514	349,920	306,131

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(280,213)	(320,200)	(114,197)
Additions to other long term assets	(13,055)	(2,627)	(2,105)
Acquisition of businesses, net of cash acquired	(57,340)	—	(3,136)
Proceeds from disposals of property, plant and equipment	443	1,513	114

Net cash used for investing activities	(350,165)	(321,314)	(119,324)

Cash Flows from Financing Activities:
Proceeds from long-term debt	150,000	—	—
Payments on long-term debt	(670)	(626)	(606)
Financing costs paid	(2,041)	—	—
Settlement of treasury lock	9,910	—	—
Common stock dividends paid	(76,012)	(61,798)	(76,898)
Repurchases of common stock	(125,027)	(38,901)	—
Proceeds from exercise of stock options	7,016	7,496	1,615
Excess tax benefits from share-based awards	1,232	1,052	412

Net cash used for financing activities	(35,592)	(92,777)	(75,477)

Net decrease in cash and cash equivalents	(40,243)	(64,171)	111,330
Cash and cash equivalents, beginning of year	196,556	260,727	149,397

Cash and cash equivalents, end of year	$156,313	$196,556	$260,727

See notes to consolidated financial statements.

Packaging Corporation of America

Notes to Consolidated Financial Statements

December 31, 2011

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

PCA’s corrugated manufacturing operations consist of 71 plants, with 41 operating as combining operations, or corrugated plants, and 30 as sheet plants; a technical and development center, six graphic design centers and a complement of packaging supplies and distribution centers. All plants are located in the continental United States. Corrugated plants combine linerboard and medium into sheets that are converted into corrugated shipping containers, point-of-sale graphics packaging, point-of-purchase displays and other specialized packaging. Sheet plants purchase sheets primarily from PCA corrugated products plants to use in the finished corrugated products converting process. The corrugated manufacturing operations sell to diverse customers primarily in North America.

As of December 31, 2011, PCA had approximately 8,300 employees. Approximately 2,500 of these employees were salaried and approximately 5,800 were hourly. Approximately 75% of its hourly employees are represented by unions. The majority of its unionized employees are represented by the United Steel Workers (USW), the International Brotherhood of Teamsters (IBT), and the International Association of Machinists (IAM).

Based on an agreement reached with the USW in August 2008, the existing labor agreements at PCA’s containerboard mills covering USW-represented employees (88% of mill hourly workforce) were extended five years. With this extension, the USW contracts at the Company’s mills are currently set to expire between September 2013 and June 2015. Agreements with other union mill employees (12% of mill hourly workforce) expire between June 2012 and October 2014. Based on an agreement reached with the USW in April 2009, the labor agreement at 25 corrugated plants covering USW represented employees was extended up to five years. Contracts for unionized corrugated products plant employees expire between February 2012 and December 2017. The Company is currently in negotiations to renew or extend any union contracts that have recently expired or are expiring in the near future.

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

At December 31, 2011 and 2010, the allowance for doubtful accounts was $1.9 million and $2.5 million, respectively. The reserve for customer deductions of $3.1 million and $2.9 million at December 31, 2011 and 2010, respectively, are also included as a reduction of the accounts receivable balance.

Inventories

With the exception of inventories at several corrugated products plants acquired since 2004, raw materials, work in process and finished goods are valued using the last-in, first-out (“LIFO”) cost method. Inventories at the acquired plants are valued at the first-in, first-out (“FIFO”) cost method. Supplies and materials are valued using a moving average cost. All inventories are stated at the lower of cost or market and include all costs directly associated with manufacturing products: materials, labor and manufacturing overhead. Inventories valued using the LIFO method totaled $197.3 million and $199.5 million, respectively, as of December 31, 2011 and 2010, compared to total inventory values (before the LIFO inventory reserve) of $324.0 million and $309.2 million for the same respective periods.

The components of inventories are as follows:

	December 31,
	2011	2010
	(In thousands)
Raw materials	$126,489	$126,401
Work in process	7,610	6,395
Finished goods	74,391	73,710
Supplies and materials	115,541	102,720

Inventories at FIFO or average cost	324,031	309,226
Excess of FIFO or average cost over LIFO cost	(69,356)	(68,084)

Inventories, net	$254,675	$241,142

Property, Plant and Equipment

Property, plant and equipment are recorded at cost, and consist of the following:

	December 31,
	2011	2010
	(In thousands)
Land and land improvements	$102,483	$98,197
Buildings	377,664	350,301
Machinery and equipment	3,045,145	2,753,258
Construction in progress	66,098	212,931
Other	27,170	24,834

Property, plant and equipment, at cost	3,618,560	3,439,521
Less accumulated depreciation	(2,141,906)	(2,101,535)

Property, plant and equipment, net	$1,476,654	$1,337,986

The amount of interest capitalized related to construction in progress was $7.1 million, $4.8 million and $0.9 million for the years ended December 31, 2011, 2010 and 2009, respectively.

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

The amount of depreciation expense was $161.5 million, $154.0 million and $148.2 million for the years ended December 31, 2011, 2010 and 2009, respectively. Expenditures for repairs and maintenance are expensed as incurred.

Pursuant to the terms of an industrial revenue bond, title to certain property, plant and equipment was transferred to a municipal development authority in 2009 in order to receive a property tax abatement. The title of these assets will revert back to PCA upon retirement or cancellation of the bond. The assets are included in the consolidated balance sheet under the caption “Property, plant and equipment, net” as all risks and rewards remain with the Company.

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

Goodwill, which amounted to $58.2 million and $38.9 million for the years ended December 31, 2011 and 2010, respectively, is not being amortized but is subject to an annual impairment test in accordance with

Accounting Standards Codification (“ASC”) 350, “Intangibles — Goodwill and Other.” The Company performs the impairment test at year end or sooner if events or changes in circumstances indicate that the carrying amount may exceed fair value. Recoverability of goodwill is determined by comparing the fair value of the reporting unit with its carrying value, including goodwill. If the carrying amount of the reporting unit exceeds the fair value, the implied fair value of the reporting unit’s goodwill is compared to the carrying amount of its goodwill to determine if a write-down to fair value is necessary. The Company concluded that no impairment of goodwill existed at the time of the annual impairment tests in 2011, 2010 and 2009.

Other Long-Term Assets

PCA has capitalized certain costs related to obtaining its financing. These costs are amortized to interest expense using the effective interest rate method over the terms of the senior credit facilities and senior notes, which range from five to ten years. Unamortized deferred financing costs were $2.6 million and $1.3 million as of December 31, 2011 and 2010, respectively.

PCA leases the cutting rights to approximately 88,000 acres of timberland and capitalizes the annual lease payments and reforestation costs associated with these leases. These costs are recorded as depletion when timber is harvested and used in PCA’s business operations or sold to customers. Capitalized long-term lease costs were $26.2 million and $24.5 million as of December 31, 2011 and 2010, respectively. The amount of depletion expense was $0.04 million, $0.5 million and $1.2 million for the years ended December 31, 2011, 2010 and 2009, respectively.

PCA capitalizes certain costs related to the purchase and development of software which is used in its business operations. The costs attributable to these software systems are amortized over their estimated useful lives based on various factors such as the effects of obsolescence, technology and other economic factors. Net capitalized software costs were $1.9 million and $1.5 million for the years ended December 31, 2011 and 2010, respectively. Software amortization expense was $0.6 million, $0.6 million and $0.5 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Impairment of Long-Lived Assets

Long-lived assets other than goodwill are reviewed for impairment in accordance with provisions of ASC 360, “Property, Plant and Equipment.” In the event that facts and circumstances indicate that the carrying amount of any long-lived assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset (or group of assets) would be compared to the asset’s (or group of assets’) carrying amount to determine if a write-down to fair value is required. The Company concluded that no impairment of long-lived assets existed in 2011, 2010 and 2009.

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

Planned Major Maintenance Activities

The Company accounts for its planned major maintenance activities in accordance with ASC 360, “Property, Plant, and Equipment,” using the deferral method. All maintenance costs incurred during the year are expensed in the year in which the maintenance activity occurs.

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

Research and Development

Research and development costs are expensed as incurred. The amount charged to expense was $12.5 million, $10.9 million and $9.4 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Interest Expense, Net

Interest expense, net, includes interest income of $0.02 million, $0.04 million and $0.1 million for the years ended December 31, 2011, 2010 and 2009, respectively, and amortization of the net gain on treasury lock settlements in July 2003 and March 2008 of $1.8 million for each of the years 2011, 2010 and 2009.

Trade Agreements

PCA regularly trades containerboard with other manufacturers primarily to reduce shipping costs. These agreements are entered into with other producers on an annual basis, pursuant to which both parties agree to ship an identical number of tons of containerboard to each other within the agreement period. These agreements lower transportation costs by allowing each party’s containerboard mills to ship containerboard to the other party’s closest corrugated products plant. PCA tracks each shipment to ensure that the other party’s shipments to PCA match PCA’s shipments to the other party during the agreement period. Such transfers are possible because containerboard is a commodity product with no distinguishing product characteristics. These transactions are accounted for at carrying value, and revenue is not recorded as the transactions do not represent the culmination of an earnings process. The transactions are recorded into inventory accounts, and no income is recorded until such inventory is converted to a finished product and sold to an end-use customer.

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

Recent Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-12, “Comprehensive Income (Topic 220) — Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income

in Accounting Standards Update No. 2011-05.” This ASU effectively defers only those changes in Update 2011-05 as discussed below that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income and gives the FASB additional time to redeliberate the presentation requirements for reclassification adjustments. The amendments in this ASU are effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company will comply with the provisions of ASU 2011-12 upon its adoption on January 1, 2012.

In September 2011, the FASB issued ASU 2011-09, “Compensation — Retirement Benefits — Multiemployer Plans (Subtopic 715-80) — Disclosures about an Employer’s Participation in a Multiemployer Plan.” The amendments in this update require that employers provide additional quantitative and qualitative disclosures which will provide users with more detailed information about an employer’s involvement in multiemployer pension plans and multiemployer other postretirement benefits plans. The provisions in this update are effective for fiscal years ending after December 15, 2011, with early adoption permitted. The adoption of this guidance on December 31, 2011 did not have any impact on the Company’s disclosures.

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

In January 2010, the FASB issued ASU 2010-06, “Fair Value Measurements and Disclosures (Topic 820) — Improving Disclosures about Fair Value Measurements.” This ASU requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in Accounting Standards Codification (“ASC”) 820. ASU 2010-06 amends ASC 820 to now require: (1) a reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers; and (2) in the reconciliation for fair value measurements using significant unobservable inputs, a reporting entity should present separately information about purchases, sales, issuances, and settlements. In addition, ASU 2010-06 clarifies the requirements of existing disclosures. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. As of January 1, 2011, the Company has adopted all disclosure provision of this guidance. See Note 11 for additional information.

Reclassifications

Certain immaterial reclassifications have been made to prior fiscal year balances to conform to the presentation of the current fiscal year.

3.	EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted income per common share for the periods presented.

	Year Ended December 31,
	2011	2010	2009
	(In thousands, except per share data)
Numerator:
Net income	$158,027	$205,435	$265,895
Denominator:
Basic common shares outstanding	99,281	101,678	101,577
Effect of dilutive securities:
Stock options	282	238	74
Unvested restricted stock	813	692	707

Diluted common shares outstanding	100,376	102,608	102,358

Basic income per common share	$1.59	$2.02	$2.62
Diluted income per common share	$1.57	$2.00	$2.60

Options to purchase 0.6 million shares and 1.8 million shares at December 31, 2010, and 2009, respectively, were not included in the computation of diluted common shares outstanding as their exercise price exceeded the average market price of the Company’s common stock for the respective reporting period. All outstanding options to purchase shares at December 31, 2011 were included in the computation of diluted common shares outstanding.

4.	STOCK-BASED COMPENSATION

In October 1999, the Company adopted a long-term equity incentive plan, which allows for grants of stock options, stock appreciation rights, restricted stock and performance awards to directors, officers and employees of PCA, as well as others who engage in services for PCA. The Company has not granted any option awards since 2007. Restricted stock awards granted to employees vest at the end of a four-year period, and stock awards granted to directors vest immediately. The plan, which will terminate on October 19, 2014, provides for the issuance of up to 8,550,000 shares of common stock over the life of the plan. As of December 31, 2011, options and restricted stock for 7,659,255 shares have been granted, net of forfeitures. Forfeitures are added back to the pool of shares of common stock available to be granted at a future date.

Compensation expense for both stock options, which were fully vested at June 30, 2010, and restricted stock recognized in the consolidated statements of income for the years ended December 31, 2011, 2010 and 2009 was as follows:

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Stock options	$—	$226	$720
Restricted stock	9,736	6,780	6,541

Impact on income before income taxes	9,736	7,006	7,261
Income tax benefit	(3,784)	(2,721)	(2,827)

Impact on net income	$5,952	$4,285	$4,434

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

A summary of the Company’s stock option activity and related information follows:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
				(In thousands)
Outstanding at December 31, 2008	2,227,032	$19.85
Exercised	(185,801)	8.69
Forfeited	(67,930)	19.11

Outstanding at December 31, 2009	1,973,301	20.92
Exercised	(394,420)	19.01
Forfeited	(10,497)	24.62

Outstanding at December 31, 2010	1,568,384	21.38
Exercised	(343,685)	20.34

Outstanding and exercisable at December 31, 2011	1,224,699	$21.64	1.5	$4,485

The total intrinsic value of options exercised during the years ended December 31, 2011, 2010, and 2009 was $2.8 million, $2.4 million, and $1.7 million, respectively. As of December 31, 2011, there is no unrecognized compensation cost related to stock option awards granted under the Company’s equity incentive plan as all outstanding awards have vested.

A summary of the Company’s restricted stock activity follows:

	2011		2010		2009
	Shares	Fair Market Value at Date of Grant	Shares	Fair Market Value at Date of Grant	Shares	Fair Market Value at Date of Grant
	(Dollars in thousands)
Restricted stock at January 1	1,478,000	$30,600	1,235,505	$24,718	1,038,270	$23,023
Granted	575,694	16,005	573,440	12,693	444,985	6,995
Vested	(229,979)	(5,816)	(318,350)	(6,563)	(237,370)	(5,079)
Cancellations	(5,970)	(134)	(12,595)	(248)	(10,380)	(221)

Restricted stock at December 31	1,817,745	$40,655	1,478,000	$30,600	1,235,505	$24,718

As of December 31, 2011, there was $21.6 million of total unrecognized compensation costs related to the restricted stock awards. The Company expects to recognize the cost of these stock awards over a weighted-average period of 2.6 years.

5.	ACCRUED LIABILITIES

The components of accrued liabilities are as follows:

	December 31,
	2011	2010
	(In thousands)
Derivative — treasury lock	$48,829	$—
Bonuses and incentives and related payroll taxes	31,480	32,345
Medical insurance and workers’ compensation	18,685	16,242
Customer volume discounts and rebates	18,656	17,631
Vacation and holiday pay	16,576	16,012
Franchise, property, sales and use taxes	8,711	9,218
Current portion of pension and postretirement benefits	6,284	5,253
Payroll and payroll taxes	6,409	5,138
Other	7,629	7,388

Total	$163,259	$109,227

6.	EMPLOYEE BENEFIT PLANS AND OTHER POSTRETIREMENT BENEFITS

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

PCA provides certain medical benefits for retired salaried employees and certain medical and life insurance benefits for certain hourly employees. For salaried employees, the plan covers employees retiring from PCA on or after attaining age 58 who have had at least 10 years of full-time service with PCA after attaining age 48. For hourly employees, the postretirement medical coverage, where applicable, is available according to the eligibility provisions in effect at the employee’s work location. Per the human resources agreement referred to above, Pactiv retained the liability relating to retiree medical and life benefits for PCA employees who had retired on or before April 12, 1999 or who were eligible to retire within two years of that date. On January 1, 2003, the Company adopted a new plan design for salaried employees incorporating annual dollar caps in determining the maximum amount of employer contributions made towards the total cost of postretirement medical coverage. Effective January 1, 2012 Pactiv curtailed the availability of retiree medical coverage to any of its salaried retirees, and their enrolled spouses, who were 65 or older. This affected approximately 50 PCA salaried retirees covered under Pactiv’s retiree medical plan. PCA permitted these retirees and covered spouses to elect medical coverage under PCA’s retiree medical plan effective January 1, 2012.

The following tables provide information related to the Company’s pension and postretirement benefit plans.

	Pension Plans			Postretirement Plans
	2011	2010	2009	2011	2010	2009
	(In thousands)
Change in Benefit Obligation
Benefit obligation at beginning of period	$246,985	$203,292	$178,455	$23,215	$20,080	$17,300
Service cost	19,808	18,315	17,955	1,599	1,399	1,341
Interest cost	13,473	12,091	10,208	1,189	1,130	1,022
Plan amendments	1,827	837	7,168	—	—	—
Actuarial loss	35,399	15,153	701	755	1,931	987
Participant contributions	—	—	—	942	838	656
Benefits paid	(3,337)	(2,703)	(11,195)	(1,763)	(2,163)	(1,226)

Benefit obligation at plan year end	$314,155	$246,985	$203,292	$25,937	$23,215	$20,080

Accumulated benefit obligation portion of above	$280,820	$214,676	$171,384

Change in Fair Value of Plan Assets
Plan assets at fair value at beginning of period	$167,033	$140,065	$97,248	$—	$—	$—
Actual return on plan assets	(732)	14,457	18,590	—	—	—
Company contributions	22,158	15,214	35,422	821	1,325	570
Participant contributions	—	—	—	942	838	656
Benefits paid	(3,337)	(2,703)	(11,195)	(1,763)	(2,163)	(1,226)

Fair value of plan assets at plan year end	$185,122	$167,033	$140,065	$—	$—	$—

	Pension Plans		Postretirement Plans
	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010
	(In thousands)
Development of Net Amount Recognized
Benefit obligation in excess of plan assets at December 31	$(129,033)	$(79,952)	$(25,937)	$(23,215)

Amounts Recognized in Statement of Financial Position
Current liabilities	$(5,232)	$(4,107)	$(1,052)	$(1,146)
Noncurrent liabilities	(123,801)	(75,845)	(24,885)	(22,069)

Accrued benefit recognized at December 31	$(129,033)	$(79,952)	$(25,937)	$(23,215)

Amounts Recognized in Accumulated Other Comprehensive Income (Loss), Net of Tax
Prior service cost	$23,573	$25,957	$(481)	$(734)
Actuarial loss	45,791	15,714	5,193	5,001

Total	$69,364	$41,671	$4,712	$4,267

	Pension Plans			Postretirement Plans
	2011	2010	2009	2011	2010	2009
	(In thousands)
Components of Net Periodic Benefit Cost
Service cost for benefits earned during the year	$19,808	$18,315	$17,955	$1,599	$1,399	$1,341
Interest cost on accumulated benefit obligation	13,473	12,091	10,208	1,189	1,130	1,022
Expected return on plan assets	(13,544)	(11,207)	(8,573)	—	—	—
Net amortization of unrecognized amounts
Prior service cost	5,782	5,685	4,903	(416)	(416)	(416)
Actuarial loss	411	247	803	449	342	328
Other	—	—	(126)	—	—	—

Net periodic benefit cost	$25,930	$25,131	$25,170	$2,821	$2,455	$2,275

For the year ended December 31, 2012, the Company expects to recognize in net periodic benefit cost $6.0 million ($3.7 million net of tax) and $(0.4) million ($0.3 million net of tax) of prior service cost for pension and postretirement plans, respectively, and $4.9 million ($3.0 million net of tax) and $0.5 million ($0.3 million net of tax) of actuarial loss for pension and postretirement plans, respectively, which is included in accumulated other comprehensive income (loss) at December 31, 2011.

	Pension Plans			Postretirement Plans
	2011	2010	2009	2011	2010	2009
Weighted-Average Assumptions Used to Determine Benefit Obligations at December 31
Discount rate	4.75%	5.50%	6.00%	4.50%	5.25%	5.75%
Rate of compensation increase	4.00%	4.00%	4.00%	N/A	N/A	N/A
Weighted-Average Assumptions Used to Determine Net Periodic Benefit Cost for the Years Ended December 31
Discount rate	5.50%	6.00%	6.00%	5.25%	5.75%	6.00%
Expected return on plan assets	7.75%	7.75%	8.25%	N/A	N/A	N/A
Rate of compensation increase	4.00%	4.00%	4.00%	N/A	N/A	N/A

The expected return on pension plan assets reflects the expected long-term rates of return for the categories of investments currently held in the plan as well as anticipated returns for additional contributions made in the future. The expected long-term rate of return is adjusted when there are fundamental changes in expected returns on the plan investments.

The discount rate assumptions used to calculate the present value of pension and postretirement benefit obligations reflect the rates available on high-quality, fixed-income debt instruments on December 31st. The rate of compensation increase is another significant assumption used for pension accounting and is determined by the Company based upon annual reviews.

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

The Company assumed health care cost trend rates for its postretirement benefits plans were as follows:

	2011	2010	2009
Health care cost trend rate assumed for next year	8.00%	7.50%	7.50%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.50%	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2016	2016	2015

A one-percentage point change in assumed health care cost trend rates would have the following effects on the 2011 postretirement benefit obligation and the 2011 net post retirement benefit cost:

	1-Percentage Point Increase	1-Percentage Point Decrease
	(In thousands)
Effect on postretirement benefit obligation	$662	$(587)
Effect on net postretirement benefit cost	65	(56)

PCA has retained the services of a professional advisor to oversee pension investments and provide recommendations regarding investment strategy. PCA’s overall strategy and related apportionments between equity and debt securities may change from time to time based on market conditions, external economic factors, and the funding status of the plans. Pension plans’ assets were invested in the following classes of securities at December 31, 2011 and 2010:

	Percentage of Fair Value
	2011	2010
Equity securities	36%	39%
Debt securities	63%	60%
Other	1%	1%

The fair values of PCA’s pension plans’ assets at December 31, 2011 and 2010, measured on a recurring basis, by asset category are as follows:

	Fair Value Measurements at December 31, 2011
Asset Category	Total	Quoted Prices in Active Markets for identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Short-term investments	$1,257	$—	$1,257	$—
Equity securities:
U.S. large value	11,272	11,272
U.S. large growth	9,172	9,172
U.S. mid-cap value	1,914	1,914
U.S. mid-cap growth	3,684	3,684
U.S. small blend	3,784		3,784
Foreign large blend	27,164	27,164
Diversified emerging markets	5,306	5,306
Real estate	5,405	5,405
Debt securities:
Government bonds	24,372		24,372
Corporate bonds	91,792	36,929	54,863

Total	$185,122	$100,846	$84,276	$—

	Fair Value Measurements at December 31, 2010
Asset Category	Total	Quoted Prices in Active Markets for identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Short-term investments	$1,320	$—	$1,320	$—
Equity securities:
U.S. large value	10,594	10,594
U.S. large growth	8,519	8,519
U.S. mid-cap value	1,871	1,871
U.S. mid-cap growth	3,486	3,486
U.S. small blend	3,394		3,394
Foreign large blend	26,616	26,616
Diversified emerging markets	5,219	5,219
Real estate	5,095	5,095
Debt securities:
Government bonds	21,088		21,088
Corporate bonds	79,831	33,240	46,591

Total	$167,033	$94,640	$72,393	$—

The Company makes pension plan contributions that are sufficient to fund its actuarially determined costs, generally equal to the minimum amounts required by the Employee Retirement Income Security Act (ERISA). However, from time to time the Company may make discretionary contributions in excess of the required minimum amounts. PCA currently expects to make pension contributions of $32.6 million and record pension plan expense of $36.0 million in 2012.

The following are estimated benefit payments to be paid to current plan participants by year:

	Pension Plans	Postretirement Plans
	(In thousands)
2012	$5,232	$1,052
2013	6,655	1,139
2014	8,157	1,226
2015	9,813	1,380
2016	11,457	1,481
2017 — 2021	85,357	10,258

The Company has two defined contribution benefit plans that cover all full-time salaried employees and certain hourly employees at several of the Company’s facilities. Employees can make voluntary contributions in accordance with the provisions of their respective plan. The Company made employer-matching contributions of $10.4 million, $9.6 million and $9.4 million during the years ended December 31, 2011, 2010 and 2009, respectively.

Effective January 1, 2011, PCA’s Board of Directors adopted a resolution designating the portion of the defined contribution plan’s investments held in the Company’s stock, and any future employee or employer contribution invested in the Company’s stock, as investments in an “Employee Stock Ownership Plan” (“ESOP”). The Company uses the ESOP to provide the Company’s matching contribution in the form of the Company’s stock to the plan participants (full-time salaried employees only). The Company expenses the employer-matching contributions and charges dividends on shares held by the ESOP to retained earnings. Any shares of Company stock held by the ESOP are included in basic shares for earnings-per-share computations. At December 31, 2011, the ESOP held 2.6 million shares of the Company’s common stock.

Salaried employees who are not participants in the grandfathered pension plan (generally those hired on or after April 12, 1999) receive a service-related Company retirement contribution to their defined contribution plan account in addition to any employer matching contribution. This contribution increases with years of service and ranges from 3% to 5% of base pay. The Company expensed $3.9 million, $3.1 million and $2.8 million for this retirement contribution during the years ended December 31, 2011, 2010 and 2009, respectively.

7.	GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

Changes in the carrying amount of goodwill for the period ended December 31, 2011 are as follows:

(In thousands)
Balance as of December 31, 2010 and 2009	$38,854
Acquisitions	19,360

Balance at December 31, 2011	$58,214

Other Intangible Assets

The components of other intangible assets are as follows:

	Weighted Average Remaining Life	As of December 31, 2011		As of December 31, 2010
		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In thousands)
Customer relationships	18.7 years	$32,520	$7,771	$17,441	$6,466
Other	2.6 years	349	56	—	—

Total other intangible assets		$32,869	$7,827	$17,441	$6,466

The amount of amortization expense was $1.4 million, $0.8 million, and $0.9 million for the years ended December 31, 2011, 2010 and 2009, respectively. Estimated amortization of intangible assets over the next five years is expected to approximate $2.0 million (2012), $2.0 million (2013), $1.9 million (2014), $1.8 million (2015) and $1.8 million (2016).

8.	DEBT

A summary of debt is set forth in the following table:

	December 31,
	2011	2010
	(In thousands)
Receivables credit facility, effective interest rate of 1.15% and 1.56% as of December 31, 2011 and 2010, respectively, due October 11, 2014	$109,000	$109,000
Senior credit facility — Term loan, effective interest rate of 2.08% as of December 31, 2011, due October 11, 2016	150,000	—
Senior notes, net of discount of $514 and $857 as of December 31, 2011 and 2010, respectively, interest at 5.75% payable semi-annually, due August 1, 2013	399,486	399,143
Senior notes, net of discount of $38 and $44 as of December 31, 2011 and 2010, respectively, interest at 6.50% payable semi-annually, due March 15, 2018	149,962	149,956

Total	808,448	658,099
Less current portion	15,000	109,000

Total long-term debt	$793,448	$549,099

On July 21, 2003, PCA offered to qualified institutional investors $150.0 million of 4.375% senior notes which matured in 2008 and $400.0 million of 5.75% senior notes due 2013. On March 25, 2008, PCA refinanced the five-year notes, issuing $150.0 million of 6.50% senior notes due March 15, 2018 through a registered public offering.

On October 11, 2011, the Company replaced its senior credit facility that was scheduled to terminate in April 2013 with a new senior credit facility that provides a $150.0 million term loan facility, which PCA fully borrowed, and a $250.0 million revolving credit facility, including a $50.0 million subfacility for letters of credit. Borrowings may be used for general corporate purposes and bear interest at LIBOR plus a margin that is determined based upon PCA’s credit ratings. The new senior credit facility will terminate on October 11, 2016. The Company had no borrowings and $14.3 million of outstanding letters of credit under the revolving credit facility, resulting in $235.7 million in unused borrowing capacity as of December 31, 2011.

Also on October 11, 2011, PCA amended its existing receivables credit facility agreement which extended the termination date to October 11, 2014 and increased the borrowing availability from $150.0 million to $200.0 million. The Company had $91.0 million in additional borrowing capacity available under this facility as of December 31, 2011.

The instruments governing PCA’s indebtedness contain financial and other covenants that limit the ability of PCA and its subsidiaries to enter into sale and leaseback transactions, incur liens, incur indebtedness at the subsidiary level, enter into certain transactions with affiliates, merge or consolidate with any other person or sell or otherwise dispose of all or substantially all of its assets. The senior credit facility also requires PCA to comply with certain financial covenants, including maintaining a minimum interest coverage ratio and a maximum leverage ratio. A failure to comply with these restrictions could lead to an event of default, which could result in an acceleration of any outstanding indebtedness and/or prohibit the Company from drawing on the senior credit facility. Such an acceleration may also constitute an event of default under the senior notes indenture and the receivables credit facility. At December 31, 2011, the Company was in compliance with these covenants.

Additional information regarding PCA’s variable rate debt is shown below:

	Reference Interest Rate		Applicable Margin
	December 31,		December 31,
	2011	2010	2011	2010
Receivables credit facility	0.30%	0.26%	0.85%	1.30%
Senior credit facility	0.58%	—	1.50%	—

As of December 31, 2011, annual principal maturities for debt, excluding unamortized debt discount, are: $15.0 million (2012), $415.0 million (2013), $124.0 million (2014), $15.0 million (2015), $90.0 million (2016) and $150.0 million (2017 and after).

Interest payments in connection with the Company’s debt obligations for the years ended December 31, 2011, 2010 and 2009, amounted to $35.2 million, $35.3 million, and $35.7 million, respectively.

PCA has an on-balance sheet securitization program for its trade accounts receivable that is accounted for as a secured borrowing under ASC 860, “Transfers and Servicing.” To effectuate this program, the Company formed a wholly owned limited purpose subsidiary, Packaging Credit Company, LLC (“PCC”), which in turn formed a wholly owned, bankruptcy-remote, special-purpose subsidiary, Packaging Receivables Company, LLC (“PRC”), for the purpose of acquiring receivables from PCC. Both of these entities are included in the consolidated financial statements of the Company. Under this program, PCC purchases on an ongoing basis substantially all of the receivables of the Company and sells such receivables to PRC. PRC and lenders established a $200.0 million receivables-backed revolving credit facility (“Receivables Credit Facility”) through which PRC obtains funds to purchase receivables from PCC. The receivables purchased by PRC are solely the property of PRC. In the event of liquidation of PRC, the creditors of PRC would be entitled to satisfy their claims from PRC’s assets prior to any distribution to PCC or the Company. Credit available under the receivables credit facility is on a borrowing-base formula. As a result, the full amount of the facility may not be available at all times. At December 31, 2011, $109.0 million was outstanding and included in “Long — term debt” on the consolidated balance sheet. Substantially all accounts receivable at December 31, 2011 have been sold to PRC and are included in “Accounts receivable, net of allowance for doubtful accounts and customer deductions” on the consolidated balance sheet. The highest outstanding principal balance under the receivables credit facility during 2011 was $109.0 million.

A summary of the Company’s drawings under revolving credit facilities, including the impact of $14.3 million of outstanding letters of credit, as of December 31, 2011 follows:

	Commitments	Utilized	Available
	(In thousands)
Receivables credit facility	$200,000	$109,000	$91,000
Senior revolving credit facility	250,000	14,312	235,688

	$450,000	$123,312	$326,688

PCA is required to pay commitment fees on the unused portions of the credit facilities. The Company’s outstanding letters of credit at December 31, 2011 are primarily for workers’ compensation.

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

On August 1, 2011, PCA entered into an interest rate protection agreement with a counterparty to protect against increases in the ten-year U.S. Treasury Note rate. The treasury rate will serve as a reference in determining the interest rate applicable to the new debt securities the Company expects to issue in the future to refinance PCA’s currently outstanding $400.0 million of senior notes that mature in 2013. At December 31, 2011, the Company had a notional value of $400.0 million in an interest rate protection agreement outstanding that is expected to settle by the end of 2012.

Foreign Currency Exchange Rate Risk

In connection with the energy optimization projects at its Valdosta, Georgia mill and Counce, Tennessee mill, the Company entered into foreign currency forward contracts in 2009 and 2010 to hedge its exposure to forecasted purchases of machinery and equipment denominated in foreign currencies. The foreign currency forward contracts were properly documented and designated as cash flow hedges at inception. At December 31, 2011, all contracts have been settled for a loss of $0.7 million. The loss was recorded in accumulated other comprehensive income (loss) and will be amortized over the lives of the respective machinery and equipment beginning in the fourth quarter of 2011. At December 31, 2011, the Company did not have any foreign currency forward contracts outstanding.

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

Derivative Instruments

The fair value of the Company’s treasury lock at December 31, 2011 was $48.8 million, which is included in “Accrued liabilities” on the Company’s consolidated balance sheet at December 31, 2011.

The impact of derivative instruments on the consolidated statements of income and OCI is as follows:

	Amount of Net Gain (Loss) Recognized in OCI (Effective Portion) December 31,
	2011	2010
	(In thousands)
Treasury locks, net of tax	$(23,289)	$2,164
Foreign currency exchange contracts, net of tax	(413)	(607)

Total	$(23,702)	$1,557

	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion) Year Ended December 31,
Location	2011	2010	2009
Interest expense, net	$1,846	$1,846	$1,846
Cost of sales	(7)	—	—

The net amount of settlement gains or losses on derivative instruments included in accumulated OCI to be realized during the next 12 months is a net gain of $1.8 million ($1.2 million after tax) at December 31, 2011. Mark to market gains and losses on derivative instruments included in accumulated OCI will be reclassified into earnings in the same periods during which the hedged transactions affect earnings. There were no ineffective portions of these contracts during the period.

10.	FINANCIAL INSTRUMENTS

The carrying and estimated fair values of PCA’s financial instruments at December 31, 2011 and 2010 were as follows:

	2011		2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Cash and cash equivalents	$156,313	$156,313	$196,556	$196,556
Long-term debt —
5.75% senior notes	(399,486)	(423,324)	(399,143)	(430,464)
6.50% senior notes	(149,962)	(174,576)	(149,956)	(158,800)
Term loan	(150,000)	(150,000)	—	—
Receivables credit facility	(109,000)	(109,000)	(109,000)	(109,000)
Capital lease obligation	(21,832)	(21,832)	(22,502)	(22,502)

The fair value of cash and cash equivalents approximates its carrying amounts due to the short-term nature of these financial instruments.

The fair value of the term loan and the receivables credit facility approximates its carrying amount due to the variable interest-rate feature of the instruments. The fair values of the senior notes are based on quoted market prices. The fair value of the capital lease obligation was estimated to not be materially different from the carrying amount.

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

Assets and liabilities measured at fair value on a recurring basis are as follows:

	As of December 31, 2011
			Measurement Approach			As of December 31, 2010
	Carrying Value	Fair Value	Level	Valuation Technique		Carrying Value	Fair Value
	(In thousands)
Current Assets
Money market funds	$155,814	$155,814	1	(a	)	$196,058	$196,058
Foreign currency exchange contracts	—	—	2	(a	)	12	12
Long-Term Assets
Treasury locks	—	—	2	(a	)	872	872
Accrued Liabilities
Treasury locks	48,829	48,829	2	(a	)	—	—

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

On October 17, 2007, PCA announced that its Board of Directors had authorized a $150.0 million common stock repurchase program, which it completed in the second quarter of 2011. The Company repurchased 863,466 shares of common stock at an average of $27.94 per share under this authorization in 2011. All repurchased shares were retired prior to June 30, 2011.

On February 22, 2011, PCA announced that its Board of Directors had authorized the repurchase of an additional $100.0 million of the Company’s outstanding common stock. Through December 31, 2011, the Company repurchased 3,960,555 shares of common stock for $99.0 million, or an average of $24.99 per share, under this authorization. All but 2,355 repurchased shares were retired prior to December 31, 2011. As of December 31, 2011, $1.0 million of the $100.0 million authorization remained available for repurchase of the Company’s common stock.

On December 14, 2011, the Company announced that its Board of Directors had authorized the repurchase of an additional $150.0 million of the Company’s outstanding common stock. The full amount of the authorization remained available for repurchase of PCA’s common stock at December 31, 2011.

13.	COMMITMENTS AND CONTINGENCIES

Capital Commitments

The Company had authorized capital commitments of approximately $40.4 million and $143.3 million as of December 31, 2011 and 2010, respectively, in connection with the expansion and replacement of existing facilities and equipment. Included in authorized capital commitments is $109.2 million at December 31, 2010 for the major energy optimization projects at its Counce and Valdosta mills.

Lease Obligations

PCA leases space for certain of its facilities, cutting rights to approximately 88,000 acres of timberland, and equipment, primarily vehicles and rolling stock. Lease terms range from one to 14 years and may contain renewal options or escalation clauses. Some leases may require the Company to pay executory costs, which may include property taxes, maintenance and insurance. The minimum lease payments under non-cancelable operating leases with lease terms in excess of one year are as follows:

(In thousands)
2012	$32,103
2013	28,384
2014	20,465
2015	13,049
2016	8,676
Thereafter	45,413

Total	$148,090

Total lease expense, including base rent on all leases and executory costs, such as insurance, taxes, and maintenance, for the years ended December 31, 2011, 2010 and 2009 was $46.1 million, $42.0 million and $41.3 million, respectively. These costs are included in cost of goods sold and selling and administrative expenses.

PCA was obligated under capital leases covering buildings and machinery and equipment in the amount of $21.8 million and $22.5 million at December 31, 2011 and 2010, respectively. Assets held under capital lease obligations are included in property, plant and equipment as follows:

	December 31,
	2011	2010
	(In thousands)
Buildings	$250	$250
Machinery and equipment	23,602	23,602

Total	23,852	23,852
Less accumulated amortization	(5,028)	(3,481)

Total	$18,824	$20,371

Amortization of assets under capital lease obligations is included in depreciation expense.

The future minimum payments under capitalized leases at December 31, 2011 are as follows:

(In thousands)
2012	$2,202
2013	2,202
2014	2,202
2015	2,202
2016	2,202
Thereafter	25,872

Total minimum capital lease payments	36,882
Less amounts representing interest	15,050

Present value of net minimum capital lease payments	21,832
Less current maturities of capital lease obligations	718

Total long-term capital lease obligations	$21,114

Interest paid as part of the capital lease obligations was $1.5 million, $1.6 million, and $1.6 million during the years ended December 31, 2011, 2010 and 2009, respectively.

Purchase Commitments

The Company has entered into various purchase agreements for minimum amounts of pulpwood processing and energy over periods ranging from one to twenty years at fixed prices. Total purchase commitments are as follows:

(In thousands)
2012	$6,099
2013	4,903
2014	1,486
2015	1,486
2016	1,486
Thereafter	18,387

Total	$33,847

The Company purchased $28.5 million, $32.8 million, and $37.3 million during the years ended December 31, 2011, 2010 and 2009, respectively, under these purchase agreements.

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

Environmental Liabilities

The potential costs for various environmental matters are uncertain due to such factors as the unknown magnitude of possible cleanup costs, the complexity and evolving nature of governmental laws and regulations and their interpretations, and the timing, varying costs and effectiveness of alternative cleanup technologies. From 1994 through 2011, remediation costs at the Company’s mills and corrugated plants totaled approximately $3.2 million. As of December 31, 2011, the Company maintained an environmental reserve of $10.5 million relating to on-site landfills (see Note 14) and surface impoundments as well as ongoing and anticipated remedial projects. Liabilities recorded for environmental contingencies are estimates of the probable costs based upon available information and assumptions. Because of these uncertainties, PCA’s estimates may change. As of the date of this filing, the Company believes that it is not reasonably possible that future environmental expenditures for remediation costs and asset retirement obligations above the $10.5 million accrued as of December 31, 2011, will have a material impact on its financial condition, results of operations, or cash flows.

14.	ASSET RETIREMENT OBLIGATIONS

Asset retirement obligations consist primarily of landfill capping and closure and post-closure costs. PCA is legally required to perform capping and closure and post-closure care on the landfills at each of the Company’s mills. In accordance with ASC 410, “Asset Retirement and Environmental Obligations,” PCA recognizes the fair value of these liabilities as an asset retirement obligation for each landfill and capitalizes that cost as part of the cost basis of the related asset. The liability is accreted to its estimated value of the asset retirement obligation over time, and the related assets are depreciated on a straight-line basis over their useful lives. Upon settlement of the liability, PCA will recognize a gain or loss for any difference between the settlement amount and the recorded liability.

The following table describes changes to PCA’s asset retirement obligation liability:

	2011	2010
	(In thousands)
Asset retirement obligation, January 1	$4,884	$4,521
Accretion expense	211	363
Payments	—	—

Asset retirement obligation, December 31	$5,095	$4,884

15.	INCOME TAXES

Following is an analysis of the components of the consolidated income tax provision:

	2011	2010	2009
	(In thousands)
Current —
U.S.	$41,452	$44,595	$52,704
State and local	16,678	23,653	12,191

Total current provision for taxes	58,130	68,248	64,895

Deferred —
U.S.	29,895	(117,945)	(11,745)
State and local	(2,548)	(2,634)	(2,074)

Total deferred provision for taxes	27,347	(120,579)	(13,819)

Total provision (benefit) for taxes	$85,477	$(52,331)	$51,076

The effective tax rate varies from the U.S. Federal statutory tax rate principally due to the following:

	2011	2010	2009
	(In thousands)
Provision computed at U.S. Federal statutory rate of 35%	$85,226	$53,586	$110,939
Alternative fuel mixture and cellulosic biofuel producer credits	—	(104,785)	(61,673)
State and local taxes, net of federal benefit	7,504	7,694	4,566
Domestic manufacturers deduction	(7,670)	(7,540)	(2,956)
Other	417	(1,286)	200

Total	$85,477	$(52,331)	$51,076

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

Deferred income tax assets and liabilities at December 31 are summarized as follows:

	December 31,
	2011	2010
	(In thousands)
Deferred tax assets:
Accrued liabilities	$5,287	$6,538
Employee benefits and compensation	15,100	15,794
Inventories	6,809	4,758
Stock options and restricted stock	8,596	7,485
Pension and postretirement benefits	60,455	41,930
Derivatives	15,072	—
Cellulosic biofuel tax credit carryforward	167,452	200,334

Total deferred tax assets	$278,771	$276,839

Deferred tax liabilities:
Property, plant and equipment	$(216,109)	$(225,620)
Goodwill and intangible assets	(10,676)	(8,174)
Investment in joint venture	(1,121)	(1,049)
Derivatives	—	(954)

Total deferred tax liabilities	$(227,906)	$(235,797)

Net deferred tax assets	$50,865	$41,042

The net deferred tax assets (liabilities) at December 31 are classified in the balance sheet as follows:

	December 31,
	2011	2010
	(In thousands)
Current deferred tax assets	$62,789	$50,232
Non-current deferred tax liabilities	(11,924)	(9,190)

Net deferred tax assets	$50,865	$41,042

Cash payments for income taxes were $52.7 million, $19.1 million and $22.3 million for the years ended December 31, 2011, 2010 and 2009, respectively.

As of December 31, 2011, the Company had federal income tax credit carryforwards included in deferred taxes of $167.5 million which can be used to offset federal taxes payable through December 31, 2015. The $167.5 million recognizes the full benefit of federal tax credit carryforwards as claimed on PCA’s federal tax return for the cellulosic biofuel credits before an adjustment of $102.0 million for uncertain tax positions under ASC 740. The deferred tax asset from the cellulosic biofuel producer credit carryforwards of $167.5 million is described in more detail in Notes 16 and 20.

The following table summarizes the changes related to PCA’s gross uncertain tax positions excluding interest:

	2011	2010
	(In thousands)
Balance as of January 1	$(112,311)	$(9,041)
Increases related to prior years’ tax positions	(56)	(104,721)
Increases related to current year tax positions	(624)	(692)
Settlements with taxing authorities	—	424
Expiration of the statute of limitations	1,978	1,719

Balance at December 31	$(111,013)	$(112,311)

During the third quarter of 2011, the statue of limitations for the federal tax year of 2007 expired. During the third and fourth quarters of 2011, various state statutes of limitations expired. As a result of these events, the reserve for uncertain tax positions was decreased by $2.0 million gross or $1.3 million net of the federal benefit for state taxes during the third and fourth quarters of 2011. At December 31, 2011, PCA had recorded a $111.0 million reserve for uncertain tax positions excluding interest. Of the total, $106.8 million (net of the federal benefit for state taxes) would impact the effective tax rate if recognized. The increase in reserve in 2010 is attributable to alternative energy tax credits as described in Note 16.

During the years ended December 31, 2011 and 2010, PCA recorded $0.2 million gross ($0.16 million net) and $0.2 million gross ($0.09 million net), respectively, in its statement of income, increasing the accrual for interest to $2.2 million gross ($1.4 million net) and $2.0 million gross ($1.2 million, net) at December 31, 2011 and 2010, respectively. No accrual for penalties was made.

PCA and its subsidiaries are subject to U.S. federal income taxes, as well as income taxes of multiple state and city jurisdictions. A federal examination of the tax years 2002 and 2004 has been concluded. The tax years 2008 — 2011 remain open to federal examination. The tax years 2002 — 2011 remain open to state examinations. During March of 2011, the Internal Revenue Service (IRS) started an audit of PCA’s 2008 and 2009 tax years, which includes the cellulosic biofuel producer tax credits claimed in the 2009 federal income tax return. Pending the timing and outcome of the IRS audit, which is not determinable at this time, PCA expects the reserve for uncertain tax positions to change significantly. PCA estimates the change in uncertain tax positions to be between $0 and $104.7 million due to potential changes upon IRS examination.

16.	ALTERNATIVE ENERGY TAX CREDITS

The Company generated black liquor as a by-product of its pulp manufacturing process and used it in a mixture with diesel fuel during 2009 to produce energy at its Counce, Tennessee, Valdosta, Georgia, and Tomahawk, Wisconsin mills. Through December 31, 2009, the U.S. Internal Revenue Code provided a $0.50 per gallon refundable tax credit for taxpayers who used alternative fuels in their trade or business. As a registered alternative fuel mixer, the Company believes the use of black liquor as an alternative fuel through December 31, 2009 qualified for this credit. After December 31, 2009, the alternative fuel mixture credit for a mixture of black liquor and diesel used is no longer available. During the first quarter of 2010, the IRS released a memorandum which provided clarification about the calculation of the alternative fuel mixture credit for black liquor. As a result, during the first quarter of 2010 the Company released the reserve of $9.2 million that was established in 2009 due to the ambiguity in the calculation of the credit. This reserve release resulted in additional income of $9.2 million, which was recorded in Alternative Fuel Mixture Tax Credits on the income statement in the first quarter of 2010.

The total alternative fuel mixture credits earned by PCA in 2008 and 2009 were $185.4 million, which was recorded as income with a corresponding receivable on its balance sheet during 2009 when the Company received their registration as a producer of alternative fuels. As federal taxes became due, PCA applied these credits against the taxes due. The laws governing the taxability of the alternative fuel mixture tax credit are not completely defined. The IRS has not issued definitive guidance regarding such taxability. PCA believes that the manner in which the credit was claimed will not subject the Company to federal or state income taxes on such benefits. If it is determined that any of the credits are subject to taxation, PCA will be required to pay those taxes and take a corresponding charge to its income.

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

Based upon both IRS memoranda and guidance regarding the cellulosic biofuel producer credit, during the quarter ended September 30, 2010, the Company analyzed the additional potential benefits from claiming the cellulosic biofuel producer credit for 2009 instead of the alternative fuel mixture credit, or claiming a combination of the two credits for 2009. For the gallons of alternative fuels produced in 2009, PCA claimed about two-thirds of the gallons as cellulosic biofuel producer credits and about one-third of the gallons as alternative fuel mixture credits. As a result, during the quarter ended September 30, 2010, the Company recorded a charge of $(111.9) million in Alternative Fuel Mixture Tax Credits due to the reversal of a portion of the income previously recorded from alternative fuel mixture credits and a $145.8 million benefit in the (Provision) Benefit for Income Taxes to reflect the reallocation of gallons to the cellulosic biofuel producer credit. The net impact of the reallocation of the gallons between the two credits resulted in additional net income impact of $33.4 million in the third quarter of 2010. Additional expenses of $0.8 million ($0.5 million after tax) related to the cellulosic biofuel producer credit were also recorded.

During the quarter ended December 31, 2010, the Company determined that its proprietary biofuel process at the Filer City, Michigan mill would likely qualify for the 2009 cellulosic biofuel producer credit. The Company amended the 2009 federal return in December 2010 to claim these gallons, resulting in $107.0 million of cellulosic biofuel producer credits. Due to the unique and proprietary nature of the Filer City mill process, IRS guidelines do not specifically address the process and uncertainty exists. As a result, the Company increased the reserve for uncertain tax positions under ASC 740, “Income Taxes,” by $102.0 million, which resulted in a fourth quarter net benefit of $5.0 million. Similar to the quarter ended September 30, 2010, the Company analyzed the appropriate combination of the cellulosic biofuel producer credit and the alternative fuel mixture credit. As a result, the Company recorded income of $16.4 million in Alternative Fuel Mixture Tax Credits, representing gallons reallocated to the alternative fuel credits per the amended 2009 federal return.

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

The amount of credits that the Company can apply against future federal taxes owed will be dependent upon the timing and amount of PCA’s future taxable income. As of December 31, 2011, including the reserve for uncertain tax positions, PCA had as much as $167.5 million of tax credits to be used to offset future tax payments. The cellulosic biofuel producer credit carryforward must be utilized to offset federal taxes owed by December 31, 2015, at which time the credit carryforward expires. A valuation allowance was not recorded against the deferred tax asset for this credit carryforward since the Company believes the credit can be fully utilized before expiration. If it is determined that any of the credit carryforward will become subject to expiration, PCA will reduce the deferred tax asset and record a corresponding charge to income.

See Note 20 for a subsequent event which occurred on February 3, 2012, in which PCA amended its 2009 tax return to reflect a change in claimed gallons between the alternative fuel mixture credits and cellulosic biofuel producer credits.

17.	RELATED PARTY TRANSACTIONS

At December 31, 2011 and 2010, PCA owned approximately 29% of Southern Timber Venture, LLC (“STV”) and had not guaranteed the debt of STV and has no future funding requirements. There is no carrying value of the Company’s investment in STV under the equity method at December 31, 2011 and 2010. PCA did not receive any dividends from STV in 2011, 2010 or 2009.

PCA purchased pulpwood directly from STV for its Valdosta mill until November 2010, when STV sold its timberlands to another entity. PCA purchased $2.7 million and $3.4 million of pulpwood for its Valdosta, Georgia mill from STV during the years ended December 31, 2010 and 2009, respectively.

Unaudited Financial information for STV is as follows:

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Net sales	$1,719	$4,548	$5,172
Gross profit (loss)	(16,389)	(1,219)	(450)
Gain from sale of timberlands	—	13,299	—
Net income (loss)	(22,387)	5,784	(5,912)

18.	ACQUISITIONS

On July 2, 2009, the Company acquired a specialty sheet business located in Chicago, Illinois for approximately $3.1 million, net of cash acquired. The purchase price was allocated to the assets acquired and liabilities assumed, resulting in $1.7 million of goodwill which is deductible for income tax purposes. Sales and total assets of the acquisition were not material to the Company’s overall sales and assets prior to the acquisition. Operating results of the plant subsequent to the date of acquisition are included in the Company’s operating results.

On April 14, 2011, the Company acquired Field Packaging Group, a corrugated products manufacturer located in Chicago, Illinois, for $26.9 million. Sales and total assets of the acquisition were not material to the Company’s overall sales and total assets prior to the acquisition. Operating results of the acquisition subsequent to April 14, 2011 are included in the Company’s operating results. The Company has allocated the purchase price to the assets acquired and liabilities assumed, of which $11.5 million has been allocated to goodwill (which is deductible for income tax purposes), $9.5 million to customer lists (amortized over a life of ten years) and $0.2 million to other intangibles assets (amortized over a life of three years).

On September 10, 2011, the Company acquired Packaging Materials Company, a corrugated products manufacturer located near Huntsville, Alabama, for $8.6 million. Sales and total assets of the acquisition were not material to the Company’s overall sales and total assets prior to the acquisition. Operating results of the acquisition subsequent to September 10, 2011 are included in the Company’s operating results. The Company has allocated the purchase price to the assets acquired and liabilities assumed, of which, $1.5 million has been allocate to goodwill (which is deductible for income tax purposes).

On November 30, 2011, PCA acquired Colorado Container, a corrugated products manufacturer located in Denver, Colorado, for $21.8 million. Sales and total assets of the acquisition were not material to PCA’s overall sales and total assets prior to the acquisition. Operating results of the acquisition subsequent to November 30, 2011 are included in the Company’s operating results. The Company is currently allocating the purchase price to the assets acquired and liabilities assumed.

19.	VALDOSTA MILL FIRE INSURANCE RECOVERY

On April 4, 2011, the Company’s Valdosta, Georgia mill had a fire that was confined to the turbine generator room. The fire resulted in production and sales volume losses of 11,000 tons and significant repair and demolition expenses to affected buildings and equipment. PCA is insured for the lost production, replacement value of destroyed assets, and related expenses, subject to a $3.0 million deductible. The Company filed an insurance claim for the total cost of the fire and received $6.5 million, net of the $3.0 million deductible, for losses incurred and capital expenditures during the second quarter of 2011. During the third and fourth quarters of 2011, the Company received an additional $1.5 million and $1.4 million, respectively, in insurance proceeds for capital expenditures. The $9.4 million in insurance proceeds is included in net cash provided by operating activities ($5.5 million) and in net cash used for investing activities ($3.9 million) based on the nature of the reimbursement. PCA expects to receive additional insurance proceeds for capital expenditures as work is completed.

20.	SUBSEQUENT EVENTS

The Company has disclosed the following subsequent event in accordance with ASC 855, “Subsequent Events.” Subsequent events have been evaluated through the filing date of this Form 10-K.

•

On February 3, 2012, PCA amended its 2009 tax return to reflect a change in claimed gallons between the alternative fuel mixture credits and the cellulosic biofuel producer credits. This change is expected to result in a first quarter 2012 non-cash, after-tax charge of $23 million.

21.	QUARTERLY FINANCIAL DATA (UNAUDITED)

	Fiscal Quarter
	First	Second	Third	Fourth	Total
	(In thousands, except per share amounts)
2011:
Net sales	$629,500	$665,481	$670,824	$654,306	$2,620,111
Gross profit	133,141	136,901	137,747	134,157	541,946
Income from operations	65,903	67,859	71,180	67,807	272,749
Net income	37,417	39,368	41,777	39,465	158,027
Basic earnings per share	0.37	0.39	0.42	0.41	1.59
Diluted earnings per share	0.37	0.39	0.42	0.40	1.57
Stock price — high	30.69	29.88	29.19	27.16	30.69
Stock price — low	25.96	26.26	21.05	21.75	21.05
2010:
Net sales	$550,732	$615,459	$642,764	$626,651	$2,435,606
Gross profit	86,799	131,665	166,452	147,284	532,200
Income from operations	33,616	67,746	(12,342)	96,362	185,382
Net income	19,194	38,030	93,320	54,891	205,435
Basic earnings per share	0.19	0.37	0.92	0.54	2.02
Diluted earnings per share	0.19	0.37	0.91	0.54	2.00
Stock price — high	25.83	26.48	25.50	27.08	27.08
Stock price — low	20.63	20.00	21.19	22.68	20.00

Note:	The sum of the quarters may not equal the total of the respective year’s earnings per share on either a basic or diluted basis due to changes in the weighted average shares outstanding throughout the year.

For the three months ended March 31, June 30, September 30, and December 31, 2011 net income was decreased by $2.1 million or $0.02 per share, $1.2 million or $0.01 per share, $1.0 million or $0.01 per share, and $0.5 million, or $0.005 per share, respectively, due to asset disposal charges related to major energy projects.

For the three months ended June 30, 2011, net income was increased by $1.0 million or $0.01 per share due to an adjustment to reserves related to medical benefits.

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

For the three months ended March 31, June 30, September 30, and December 31, 2010, net income was decreased by $2.5 million or $0.02 per share, $1.1 million or $0.01 per share, $1.8 million or $0.02 per share, and $3.2 million or $0.03 per share, respectively, due to asset disposal and facilities closure charges.