Form 10-Q
period 2012-03-31
PACKAGING CORP OF AMERICA
filed 2012-05-08
CIK 75677

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2012

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

As of May 3, 2012, the Registrant had outstanding 98,044,355 shares of common stock, par value $0.01 per share.

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements.

Packaging Corporation of America

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31, 2012	December 31, 2011
		(Audited)
(In thousands, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$84,017	$156,313
Accounts receivable, net of allowance for doubtful accounts and customer deductions of $5,314 and $5,034 as of March 31, 2012 and December 31, 2011, respectively	348,272	319,988
Inventories	263,283	254,675
Prepaid expenses and other current assets	26,100	18,298
Federal and state income taxes receivable	94,077	—
Deferred income taxes	49,447	62,789

Total current assets	865,196	812,063
Property, plant and equipment, net	1,477,130	1,476,654
Goodwill	71,682	58,214
Other intangible assets, net	36,490	25,042
Other long-term assets	41,861	40,526

Total assets	$2,492,359	$2,412,499

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$15,000	$15,000
Capital lease obligations	918	718
Accounts payable	153,028	154,855
Dividends payable	24,631	19,680
Accrued interest	4,391	12,584
Federal and state income taxes payable	—	10,404
Accrued liabilities	122,778	163,259

Total current liabilities	320,746	376,500
Long-term liabilities:
Long-term debt	789,785	793,448
Capital lease obligations	25,633	21,114
Deferred income taxes	150,830	11,924
Pension and postretirement benefit plans	153,428	148,686
Cellulosic biofuel tax reserve	102,051	102,051
Other long-term liabilities	27,942	29,866

Total long-term liabilities	1,249,669	1,107,089
Stockholders’ equity:
Common stock, par value $0.01 per share, 300,000,000 shares authorized, 98,027,922 and 98,324,974 shares issued as of March 31, 2012 and December 31, 2011, respectively	980	983
Additional paid in capital	361,136	351,804
Retained earnings	648,693	673,960
Accumulated other comprehensive income (loss), net of tax:
Unrealized loss on treasury locks, net	(16,053)	(23,289)
Unrealized loss on foreign currency exchange contracts	(408)	(413)
Unfunded employee benefit obligations	(72,404)	(74,076)

Total accumulated other comprehensive loss	(88,865)	(97,778)

Common stock held in treasury, at cost (2,355 shares as of December 31, 2011)	—	(59)

Total stockholders’ equity	921,944	928,910

Total liabilities and stockholders’ equity	$2,492,359	$2,412,499

See notes to condensed consolidated financial statements.

Packaging Corporation of America

Condensed Consolidated Statements of Income and Comprehensive Income

(Unaudited)

	Three Months Ended March 31,
	2012	2011
(In thousands, except per share amounts)
Statement of Income:
Net sales	$671,357	$629,500
Cost of sales	(526,338)	(496,359)

Gross profit	145,019	133,141
Selling and administrative expenses	(51,942)	(47,952)
Corporate overhead	(16,888)	(15,553)
Alternative fuel mixture credits	95,500	—
Other expense, net	(2,579)	(3,733)

Income from operations	169,110	65,903
Interest expense, net	(9,683)	(6,903)

Income before taxes	159,427	59,000
Provision for income taxes	(141,583)	(21,583)

Net income	$17,844	$37,417

Weighted average common shares outstanding:
Basic	96,598	100,741
Diluted	97,729	101,909
Net income per common share:
Basic	$0.18	$0.37

Diluted	$0.18	$0.37

Dividends declared per common share	$0.25	$0.20

Statement of Comprehensive Income:
Net income	$17,844	$37,417
Other comprehensive income (loss), net of tax:
Fair value adjustments to cash flow hedges	7,518	5,683
Reclassification adjustment for cash flow hedges included in net income	(277)	(282)
Amortization of pension and postretirement plans actuarial loss and prior service cost	1,672	951

Other comprehensive income	8,913	6,352

Comprehensive income	$26,757	$43,769

See notes to condensed consolidated financial statements.

Packaging Corporation of America

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2012	2011
(In thousands)
Cash Flows from Operating Activities:
Net income	$17,844	$37,417
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	42,638	39,296
Amortization of financing costs	196	138
Amortization of net gain on treasury lock	(462)	(462)
Share-based compensation expense	2,594	1,750
Deferred income tax provision	4,505	10,760
Cellulosic biofuel producer credit reduction (amended 2009 return)	142,251	—
Alternative fuel mixture credit increase (amended 2009 return)	(119,239)	—
Loss on disposals of property, plant and equipment	2,412	3,355
Other, net	5,478	5,491
Changes in operating assets and liabilities:
(Increase) decrease in assets —
Accounts receivable	(21,125)	(15,657)
Inventories	(6,728)	7,226
Prepaid expenses and other current assets	(7,662)	(3,536)
Increase (decrease) in liabilities —
Accounts payable	(4,930)	15,551
Accrued liabilities	(22,827)	(37,379)

Net cash provided by operating activities	34,945	63,950

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(34,813)	(64,731)
Acquisition of business	(35,531)	—
Additions to other long term assets	(1,406)	(2,045)
Proceeds from disposals of property, plant and equipment	11	289

Net cash used for investing activities	(71,739)	(66,487)

Cash Flows from Financing Activities:
Payments on long-term debt	(3,955)	(163)
Settlement of treasury lock	—	9,910
Common stock dividends paid	(19,665)	(15,351)
Repurchases of common stock	(23,230)	(19,095)
Proceeds from exercise of stock options	10,221	3,205
Excess tax benefits from share-based awards	1,127	489

Net cash used for financing activities	(35,502)	(21,005)

Net decrease in cash and cash equivalents	(72,296)	(23,542)
Cash and cash equivalents, beginning of period	156,313	196,556

Cash and cash equivalents, end of period	$84,017	$173,014

See notes to condensed consolidated financial statements.

Packaging Corporation of America

Notes to Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2012

1. Basis of Presentation

The condensed consolidated financial statements as of March 31, 2012 and 2011 of Packaging Corporation of America (“PCA” or the “Company”) and for the three-month periods then ended are unaudited but include all adjustments (consisting only of normal recurring adjustments) that management considers necessary for a fair presentation of such financial statements. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with Article 10 of SEC Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete audited financial statements. Operating results for the period ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. These condensed consolidated financial statements should be read in conjunction with PCA’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

Recent Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-12, “Comprehensive Income (Topic 220) – Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” This ASU effectively defers only those changes in Update 2011-05 as discussed below that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income and gives the FASB additional time to redeliberate the presentation requirements for reclassification adjustments. The amendments in this ASU are effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company has complied with the provisions of ASU 2011-12 upon its adoption on January 1, 2012.

In September 2011, the FASB issued ASU 2011-08, “Intangibles — Goodwill and Other (Topic 350) — Testing Goodwill for Impairment,” which simplifies how entities test goodwill for impairment. The amendments in this update provide an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of this guidance on January 1, 2012 did not impact the Company’s financial position, results of operations or cash flows. The Company will complete its annual goodwill impairment test under this new guidance in the fourth quarter of 2012.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220) — Presentation of Comprehensive Income.” The amendments in this ASU require that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The provisions in this update should be applied retrospectively and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company has complied with the additional provisions of ASU 2011-05 upon its adoption on January 1, 2012. See Condensed Consolidated Statements of Income and Comprehensive Income for additional information.

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820) — Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” The amendments in this ASU clarify the application of existing fair value measurement and disclosure requirements, which will improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRSs. ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011. The adoption of this guidance did not have any impact on the Company’s financial position, results of operations or cash flows. See Note 10 for additional information.

3. Earnings Per Share

The following table sets forth the computation of basic and diluted income per common share for the periods presented.

	Three Months Ended March 31,
	2012	2011
(In thousands, except per share data)
Numerator:
Net income	$17,844	$37,417
Denominator:
Basic common shares outstanding	96,598	100,741
Effect of dilutive securities:
Stock options	213	332
Unvested restricted stock	918	836

Diluted common shares outstanding	97,729	101,909

Basic income per common share	$0.18	$0.37
Diluted income per common share	$0.18	$0.37

All outstanding options to purchase shares for the three months ended March 31, 2012 and 2011 were included in the computation of diluted common shares outstanding.

4. Stock-Based Compensation

In October 1999, the Company adopted a long-term equity incentive plan, which allows for grants of stock options, stock appreciation rights, restricted stock and performance awards to directors, officers and employees of PCA, as well as others who engage in services for PCA. The Company has not granted any option awards since 2007. Restricted stock awards granted to officers and employees generally vest at the end of a four-year period, and restricted stock awards granted to directors vest immediately. The plan, which will terminate on October 19, 2014, provides for the issuance of up to 8,550,000 shares of common stock over the life of the plan. As of March 31, 2012, options and restricted stock for 7,656,315 shares have been granted, net of forfeitures. Forfeitures are added back to the pool of shares of common stock available to be granted at a future date.

Compensation expense for restricted stock recognized in the condensed consolidated statements of income for the three-month periods ended March 31, 2012 and 2011 was as follows:

	Three Months Ended March 31,
	2012	2011
(In thousands)
Impact on income before income taxes	$(2,594)	$(1,750)
Income tax benefit	1,009	681

Impact on net income	$(1,585)	$(1,069)

The fair value of restricted stock is determined based on the closing price of the Company’s common stock on the grant date.

A summary of the Company’s stock option activity and related information follows:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
				(In thousands)
Outstanding at December 31, 2011	1,224,699	$21.64
Exercised	(488,961)	20.90

Outstanding and exercisable at March 31, 2012	735,738	$22.14	1.7	$5,478

The total intrinsic value of options exercised during the three months ended March 31, 2012 and 2011 was $4.1 million and $1.5 million, respectively. As of March 31, 2012, there is no unrecognized compensation cost related to stock option awards granted under the Company’s equity incentive plan as all outstanding awards have vested.

A summary of the Company’s restricted stock activity follows:

	2012		2011
	Shares	Fair Market Value at Date of Grant	Shares	Fair Market Value at Date of Grant
(Dollars in thousands)
Restricted stock at January 1	1,817,745	$40,655	1,478,000	$30,600
Granted	—	—	200,000	5,796
Vested	(70,206)	(2,007)	(1,970)	(41)
Cancellations	(2,940)	(60)	(1,150)	(24)

Restricted stock at March 31	1,744,599	$38,588	1,674,880	$36,331

The Company generally recognizes compensation expense associated with restricted stock awards ratably over their vesting periods. As PCA’s Board of Directors has the ability to accelerate vesting of restricted stock upon an employee’s retirement, the Company accelerates the recognition of compensation expense for certain employees approaching normal retirement age. As of March 31, 2012, there was $19.1 million of total unrecognized compensation costs related to the above restricted stock awards. The Company expects to recognize the cost of these stock awards over a weighted-average period of 2.4 years.

5. Inventories

The components of inventories are as follows:

	March 31, 2012	December 31, 2011
(In thousands)		(Audited)
Raw materials	$124,969	$126,489
Work in process	8,875	7,610
Finished goods	78,729	74,391
Supplies and materials	116,766	115,541

Inventories at FIFO or average cost	329,339	324,031
Excess of FIFO or average cost over LIFO cost	(66,056)	(69,356)

Inventories, net	$263,283	$254,675

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

6. Goodwill and Other Intangible Assets

Goodwill

Changes in the carrying amount of goodwill for the period ended March 31, 2012 are as follows:

(In thousands)
Balance as of December 31, 2011	$58,214
Acquisition	14,098
Adjustments related to purchase accounting	(630)

Balance at March 31, 2012	$71,682

The components of other intangible assets are as follows:

	Weighted Average Life	As of March 31, 2012		As of December 31, 2011
		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
(In thousands)				(Audited)
Customer relationships	18.2 years	$44,161	$8,273	$32,520	$7,771
Other	3.0 years	695	93	349	56

Total other intangible assets		$44,856	$8,366	$32,869	$7,827

See Note 16 for further discussion regarding acquisitions.

7. Employee Benefit Plans and Other Postretirement Benefits

For the three months ended March 31, 2012 and 2011, net pension costs were comprised of the following:

	Three Months Ended March 31,
	2012	2011
(In thousands)
Components of Net Pension Costs
Service cost for benefits earned during the year	$5,606	$4,952
Interest cost on accumulated benefit obligation	3,700	3,368
Expected return on assets	(3,027)	(3,385)
Net amortization of unrecognized amounts
Prior service cost	1,498	1,445
Actuarial loss	1,229	103

Net pension costs	$9,006	$6,483

The Company makes pension plan contributions that are sufficient to fund its actuarially determined costs, generally equal to the minimum amounts required by the Employee Retirement Income Security Act (ERISA). However, from time to time the Company may make discretionary contributions in excess of the required minimum amounts. The Company expects to contribute $37.2 million to the pension plans in 2012, of which $3.9 million has been contributed through March 31, 2012.

For the three months ended March 31, 2012 and 2011, net postretirement costs were comprised of the following:

	Three Months Ended March 31,
	2012	2011
(In thousands)
Components of Net Postretirement Costs
Service cost for benefits earned during the year	$464	$400
Interest cost on accumulated benefit obligation	310	297
Net amortization of unrecognized amounts
Prior service cost	(104)	(104)
Actuarial loss	113	112

Net postretirement costs	$783	$705

8. Transfers of Financial Assets

PCA has an on-balance sheet securitization program for its trade accounts receivable that is accounted for as a secured borrowing under ASC 860, “Transfers and Servicing.” To effectuate this program, the Company formed a wholly owned, limited-purpose subsidiary, Packaging Credit Company, LLC (“PCC”), which in turn formed a wholly owned, bankruptcy-remote, special-purpose subsidiary, Packaging Receivables Company, LLC (“PRC”), for the purpose of acquiring receivables from PCC. Both of these entities are included in the consolidated financial statements of the Company. Under this program, PCC purchases on an ongoing basis substantially all of the receivables of the Company and sells such receivables to PRC. PRC and lenders established a $200.0 million receivables-backed revolving credit facility (“Receivables Credit Facility”) through which PRC obtains funds to purchase receivables from PCC. The receivables purchased by PRC are solely the property of PRC. In the event of liquidation of PRC, the creditors of PRC would be entitled to satisfy their claims from PRC’s assets prior to any distribution to PCC or the Company. Credit available under the receivables credit facility is on a borrowing-base formula. As a result, the full amount of the facility may not be available at all times. At March 31, 2012, $109.0 million was outstanding and included in “Long-term debt” on the condensed consolidated balance sheet. Substantially all accounts receivable at March 31, 2012 have been sold to PRC and are included in “Accounts receivable, net of allowance for doubtful accounts and customer deductions” on the condensed consolidated balance sheet.

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

Interest Rate Risk

The Company has historically used treasury lock derivative instruments to manage interest costs and the risk associated with changing interest rates. On June 12, 2003 and January 17, 2008, in connection with contemplated issuances of ten-year debt securities, PCA entered into interest rate protection agreements with counterparties to protect against increases in the ten-year U.S. Treasury Note rate. These treasury rates served as references in determining the interest rates applicable to the debt securities the Company issued in July 2003 and March 2008, respectively. As a result of changes in the interest rates on those treasury securities between the time PCA entered into the agreements and the time PCA priced and issued the debt securities, the Company: (1) received a payment of $22.8 million from the counterparty upon settlement of the 2003 interest rate protection agreement on July 21, 2003; and (2) made a payment of $4.4 million to the counterparty upon settlement of the 2008 interest rate protection agreement on March 25, 2008. The Company recorded the settlements in accumulated OCI, and these amounts are being amortized over the terms of the respective notes.

On May 25, 2010, in connection with a contemplated issuance of ten-year debt securities to eventually refinance PCA’s currently outstanding $400.0 million of senior notes that mature in 2013, PCA entered into interest rate protection agreements with counterparties to protect against increases in the ten-year U.S. Treasury Note rate. The treasury rate will serve as a reference in determining the interest rate applicable to the new debt securities the Company expects to issue in the future. The interest rate protection agreements were properly documented and designated as cash flow hedges at inception. On February 4, 2011, PCA settled the treasury locks and received a payment of $9.9 million. The settlement was recorded in accumulated OCI and will be amortized over the terms of the respective notes once issued.

On August 1, 2011, PCA entered into an interest rate protection agreement with a counterparty to protect against increases in the ten-year U.S. Treasury Note rate. The treasury rate will serve as a reference in determining the interest rate applicable to the new debt securities the Company expects to issue in the future to refinance PCA’s currently outstanding $400.0 million of senior notes that mature in 2013. The interest rate protection agreement was properly documented and designated as a cash flow hedge at inception. At March 31, 2012, the Company had a notional value of $400.0 million in an interest rate protection agreement outstanding that is expected to settle by the end of 2012.

Foreign Currency Exchange Rate Risk

In connection with the energy optimization projects at its Valdosta, Georgia mill and Counce, Tennessee mill, the Company entered into foreign currency forward contracts in 2009 and 2010 to hedge its exposure to forecasted purchases of machinery and equipment denominated in foreign currencies. The foreign currency forward contracts were properly documented and designated as cash flow hedges at inception. By the end of 2011, all contracts had been settled for a loss of $0.7 million. The loss was recorded in accumulated OCI and is being amortized into cost of sales over the lives of the respective machinery and equipment. At March 31, 2012, the Company did not have any foreign currency forward contracts outstanding.

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

Derivative Instruments

The fair value of the Company’s outstanding treasury locks at March 31, 2012 was a liability of $36.5 million, which is included in “Accrued liabilities” on the Company’s condensed consolidated balance sheet at March 31, 2012.

The impact of derivative instruments on the condensed consolidated statements of income and accumulated OCI is as follows:

	Amount of Net Gain (Loss) Recognized in Accumulated OCI (Effective Portion)
	Mar. 31, 2012	Dec. 31, 2011
(In thousands)		Audited
Treasury locks, net of tax	$(16,053)	$(23,289)
Foreign currency exchange contracts, net of tax	(408)	(413)

Total	$(16,461)	$(23,702)

	Three Months Ended March 31,
Location	2012	2011
(In thousands)
Amortization of treasury locks (included in interest expense, net)	$462	$462
Amortization of foreign currency forward contracts (included in cost of sales)	9	—

The net amount of settlement gains or losses on derivative instruments included in accumulated OCI to be amortized over the next 12 months is a net gain of $1.8 million ($1.2 million after tax) at March 31, 2012. Mark to market gains and losses on derivative instruments included in accumulated OCI will be reclassified into earnings in the same periods during which the hedged transactions affect earnings. There were no ineffective portions of these contracts during the period.

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

A summary of financial instruments recognized at fair value on a recurring basis follows:

(In thousands)	Total	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Unobservable inputs (Level 3)
March 31, 2012
Cash and Cash Equivalents
Cash	$499	$499	$—	$—
Money market funds	83,518	83,518	—	—
Accrued Liabilities
Treasury lock	36,538	—	36,538	—

December 31, 2011 (Audited)
Cash and Cash Equivalents
Cash	$499	$499	$—	$—
Money market funds	155,814	155,814	—	—
Accrued Liabilities
Treasury lock	48,829	—	48,829	—

PCA values its financial instruments using the market approach. No financial instruments were recognized using unobservable inputs.

There were no changes in the Company’s valuation techniques used to measure fair values on a recurring basis since December 31, 2011. PCA had no assets or liabilities that were measured on a nonrecurring basis.

Other Fair Value Measurements

Long-term debt and the current maturities of long-term debt had a carrying value of $804.8 million and a fair value of $839.5 million at March 31, 2012 compared to $808.4 million and $856.9 million, respectively, at December 31, 2011. The fair value of the Company’s senior notes is determined based on quoted market prices. The fair value of the Company’s variable rate debt approximates its market value due to the variable interest-rate feature of the instrument. These are considered Level 2 fair value measurements.

The capital lease obligation had a carrying value of $26.6 million and $21.8 million at March 31, 2012 and December 31, 2011, respectively. The fair value of the capital lease obligation was not materially different from the carrying amount and was estimated using a discounted cash flow technique. This is considered a Level 3 fair value measurement.

11. Environmental Liabilities

The potential costs for various environmental matters are uncertain due to such factors as the unknown magnitude of possible cleanup costs, the complexity and evolving nature of governmental laws and regulations and their interpretations, and the timing, varying costs and effectiveness of alternative cleanup technologies. From 1994 through March 31, 2012, remediation costs at PCA’s mills and corrugated plants totaled approximately $3.2 million. As of March 31, 2012, the Company maintained an environmental reserve of $10.9 million relating to on-site landfills and surface impoundments as well as ongoing and anticipated remedial projects. Liabilities recorded for environmental contingencies are estimates of the probable costs based upon available information and assumptions. Because of these uncertainties, PCA’s estimates may change. As of the date of this filing, the Company believes that it is not reasonably possible that future environmental expenditures for remediation costs and asset retirement obligations above the $10.9 million accrued as of March 31, 2012 will have a material impact on its financial condition, results of operations, or cash flows.

12. Stock Repurchase Program

On February 22, 2011, PCA announced that its Board of Directors had authorized the repurchase of $100.0 million of the Company’s outstanding common stock, which it completed in the first quarter of 2012. Through March 31, 2012, the Company repurchased 3,996,118 shares of common stock, with 35,563 shares repurchased for $1.0 million, or $29.40 per share, during the first quarter of 2012. All repurchased shares were retired prior to March 31, 2012.

On December 14, 2011, the Company announced that its Board of Directors had authorized the repurchase of an additional $150.0 million of the Company’s outstanding common stock. During the first quarter 2012, the Company repurchased 745,155 shares of common stock for $22.2 million, or $29.77 per share, under this authorization. All repurchased shares were retired prior to March 31, 2012. As of March 31, 2012, $127.8 million of the $150.0 million authorization remained available for repurchase of the Company’s common stock.

13. Alternative Energy Tax Credits

The Company generates black liquor as a by-product of its pulp manufacturing process. When black liquor is mixed with diesel, it is considered an alternative fuel that was eligible for a $0.50 per gallon refundable alternative fuel mixture credit through December 31, 2009 or a $1.01 per gallon taxable cellulosic biofuel producer credit for gallons of black liquor produced in 2009. In an IRS memorandum released in 2010, the IRS concluded that a black liquor producer may claim the alternative fuel mixture credit and the cellulosic biofuel producer credit in the same taxable year for different volumes of black liquor (the same gallon of fuel cannot receive both credits but can be claimed as either alternative fuel mixture credit or the cellulosic biofuel producer credit).

During the fourth quarter of 2010 the Company determined that its proprietary biofuel process at its Filer City, Michigan mill would likely qualify for the 2009 cellulosic biofuel producer credit. The Company amended the 2009 federal return in December 2010 to claim these gallons, resulting in $107.0 million of cellulosic biofuel producer credits. Due to the unique and proprietary nature of the Filer City mill process, IRS guidelines do not specifically address the process and uncertainty exists. As a result, the Company increased the reserve for uncertain tax positions under ASC 740, “Income Taxes,” by $102.0 million, which resulted in a net benefit of $5.0 million recorded during the fourth quarter of 2010.

The cellulosic biofuel producer credit is a taxable credit. However, the laws governing the taxability of the alternative fuel mixture credit are not completely defined. The IRS has not issued definitive guidance regarding such taxability. PCA believes that the manner in which the credit was claimed on its 2008 and 2009 federal income tax returns will not subject the Company to federal or state income taxes on such benefits. If it is determined that any of the alternative fuel mixture credits are subject to taxation, PCA will be required to pay those taxes and take a corresponding charge to its income. During the first quarter of 2011, the Company received notification that the IRS would begin its review of the cellulosic biofuel producer tax credits claimed in the 2009 federal income tax return, and such review is under way.

On February 3, 2012, PCA amended its 2009 federal income tax return to reduce the gallons claimed as cellulosic biofuel producer credits previously recorded as a tax benefit and to increase the gallons claimed as alternative fuel mixture credits previously recorded as income. The total number of gallons of black liquor remained the same. The increase in gallons claimed as alternative fuel mixture credits resulted in income of $95.5 million recorded in “Alternative fuel mixture credits,” and the decrease in gallons claimed as cellulosic biofuel producer credits resulted in a decrease in tax benefits of $118.5 million recorded in “Provision for income taxes” in the accompanying condensed consolidated statement of income. The net impact of these changes resulted in a non-cash, after-tax charge of $23.0 million recorded in the first quarter of 2012.

As of March 31, 2012, including the reserve for uncertain tax positions, PCA had as much as $144.4 million of alternative energy tax credits to be used to offset future tax payments.

14. Legal Proceedings

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

15. Valdosta Mill Fire Insurance Recovery

On April 4, 2011, the Company’s Valdosta, Georgia mill had a fire in the turbine generator room. The fire resulted in production and sales volume losses of 11,000 tons and significant repair and demolition expenses to affected buildings and equipment. PCA is insured for the lost production, replacement value of destroyed assets, and related expenses, subject to a $3.0 million deductible. The Company filed an insurance claim for the total cost of the fire and received $9.4 million, net of the $3.0 million deductible, for losses incurred and capital expenditures during 2011. During the first quarter of 2012, the Company received an additional $0.6 million in insurance proceeds for capital expenditures which is included in net cash used for investing activities based on the nature of the reimbursement. PCA expects to receive additional insurance proceeds for capital expenditures as work is completed.

16. Acquisition

On April 14, 2011, the Company acquired Field Packaging Group, a corrugated products manufacturer located in Chicago, Illinois, for $26.9 million. Sales and total assets of the acquisition were not material to the Company’s overall sales and total assets prior to the acquisition. Operating results of the acquisition subsequent to April 14, 2011 are included in the Company’s operating results. The Company has allocated the purchase price to the assets acquired and liabilities assumed, of which $11.5 million has been allocated to goodwill (which is deductible for tax purposes), $9.5 million to customer relationships (to be amortized over a life of ten years) and $0.2 million to other intangibles assets ( to be amortized over a life of three years).

On September 10, 2011, the Company acquired Packaging Materials Company, a corrugated products manufacturer located near Huntsville, Alabama, for $8.6 million. Sales and total assets of the acquisition were not material to the Company’s overall sales and total assets prior to the acquisition. Operating results of the acquisition subsequent to September 10, 2011 are included in the Company’s operating results. The Company has allocated the purchase price to the assets acquired and liabilities assumed, of which $1.5 million has been allocated to goodwill (which is deductible for tax purposes).

On November 30, 2011, PCA acquired Colorado Container, a corrugated products manufacturer located in Denver, Colorado, for $21.8 million. Sales and total assets of the acquisition were not material to PCA’s overall sales and total assets prior to the acquisition. Operating results of the acquisition subsequent to November 30, 2011 are included in the Company’s operating results. The Company has allocated the purchase price to the assets acquired and liabilities assumed based on preliminary estimates, of which $5.8 million has been allocated to goodwill (which is deductible for tax purposes), $5.8 million to customer relationships (to be amortized over a life of ten years) and $0.2 million to other intangibles assets (to be amortized over a life of three years).

On March 16, 2012, PCA acquired Packaging Specialists, a corrugated products manufacturer located near Pittsburgh, Pennsylvania, for $35.5 million. Sales and total assets of the acquisition were not material to PCA’s overall sales and total assets prior to the acquisition. The Company has preliminarily allocated the purchase price to the assets acquired and liabilities assumed, pending valuations of fixed assets and customer relationships acquired.

17. Subsequent Events

The Company has disclosed the following subsequent event in accordance with ASC 855, “Subsequent Events”. Subsequent events have been evaluated through the filing date of this Form 10-Q.

On April 5, 2012, PCA’s application for a U.S. Treasury Section 1603 Grant for Specified Energy property was approved. The Company received the grant proceeds of $57.4 million on April 11, 2012.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Packaging Corporation of America, or PCA, is the fourth largest producer of containerboard and corrugated products in the United States, based on production capacity. We produce a wide variety of corrugated products ranging from basic corrugated shipping containers to specialized packaging, such as wax-coated boxes for the agriculture industry. We also have multi-color printing capabilities to make high-impact graphics boxes and displays that offer our customers more attractive packaging. Our operating facilities and customers are located primarily in the United States.

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

Industry Conditions

As reported by the Fibre Box Association, industry-wide shipments of corrugated products increased 0.5% for the three months ended March 31, 2012 compared to the same period in 2011. Reported industry containerboard production for the three months ended March 31, 2012 increased 2.8% compared to the same period in 2011, and reported industry containerboard inventories at the end of first quarter 2012 were approximately 2.42 million tons compared to year-end 2011 inventories of 2.35 million tons. Reported industry shipments to export markets increased 8.4% for the first quarter of 2012 compared to the same period in 2011. Published prices for containerboard did not change during first quarter 2012.

PCA Operations Summary

During the first quarter of 2012, we produced approximately 640,000 tons of containerboard at our mills and sold about 8.5 billion square feet (“bsf”) of corrugated products. Our corrugated products shipments were up 8.3% compared to the first quarter of 2011. Containerboard volume sold to domestic and export customers for the three months ended March 31, 2012 was essentially equal to the same period in 2011.

Published industry recycled fiber prices were down 16% compared to the first quarter 2011 average price but increased during the quarter and exiting March were about $10 per ton, or 6%, higher than the first quarter average price. Transportation costs increased primarily due to higher diesel costs, which were approximately 10% higher than first quarter 2011. Our energy costs in the first quarter of 2012 were lower than the same period in 2011 largely due to the impact of our recently completed major energy projects at our Counce, Tennessee and Valdosta, Georgia linerboard mills. Wood fiber costs decreased slightly compared to first quarter 2011 but were slightly higher than fourth quarter 2011.

As disclosed in Note 13 to the condensed consolidated financial statements, the Company amended its 2009 federal income tax return on February 3, 2012, to reduced the gallons claimed as cellulosic biofuel producer credits previously recorded as a tax benefit and to increase the gallons claimed as alternative fuel mixture credits previously recorded as income. The total number of gallons of black liquor remained the same. The increase in gallons claimed as alternative fuel mixture credits resulted in income of $95.5 million recorded in “Alternative fuel mixture credits,” and the decrease in gallons claimed as cellulosic biofuel producer credits resulted in a decrease in tax benefits of $118.5 million recorded in “Provision for income taxes.” The net impact of these changes resulted in a non-cash, after-tax charge of $23.0 million in the first quarter of 2012.

Excluding the charge of $23.0 million, or $0.24 per share, from the amendment of our 2009 federal income tax return, we earned net income of $40.8 million ($0.42 per diluted share) in the first quarter of 2012 compared with $39.5 million ($0.39 per diluted share) in the first quarter of 2011, excluding a charge of $2.1 million ($0.02 per diluted share) for energy project asset disposals. Management uses these measures to focus on PCA’s on-going operations and assess its operating performance and believes that it is useful to investors because it enables them to perform meaningful comparisons of past and present operating results. Reconciliations to the most comparable measure reported in accordance with GAAP are included elsewhere in this section under “Reconciliations of Non-GAAP Financial Measures to Reported Amounts.”

Looking ahead to the second quarter of 2012, we expect to complete annual maintenance outages at three of our mills resulting in lower production and higher outage related costs, including repairs, which is estimated to reduce earnings by approximately $0.03 per share compared to the first quarter. We also expect slightly higher costs for transportation and recycled fiber. Higher corrugated products volume and a richer mix are expected as the second quarter is typically a seasonally stronger demand period. Considering these items, we expect our earnings, excluding special items, to be higher than the first quarter of 2012.

Results of Operations

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

The historical results of operations of PCA for the three months ended March 31, 2012 and 2011 are set forth below:

	Three Months Ended March 31,
	2012		2011	Change
(In thousands)
Net sales	$671,357		$629,500	$41,857

Income from operations	$169,110	(1)	$65,903	$103,207
Interest expense, net	(9,683)		(6,903)	(2,780)

Income before taxes	159,427		59,000	100,427
Provision for income taxes	(141,583	)(2)	(21,583)	(120,000)

Net income	$17,844	(3)	$37,417	$(19,573)

(1)	Includes income of $95.5 million from the amended 2009 federal income tax return that increased the gallons claimed as alternative fuel mixture credits.
(2)	Includes reduced tax benefits of $118.5 million from the amended 2009 federal income tax return that decreased the gallons claimed as cellulosic biofuel producer credits.
(3)	Includes the net impact of the amended 2009 federal income tax return of $23.0 million.

Net Sales

Net sales increased by $41.9 million, or 6.6%, for the three months ended March 31, 2012 from the comparable period in 2011, primarily as a result of higher sales volumes ($48.8 million), partially offset by unfavorable sales price and mix of containerboard and corrugated products to third parties primarily due to lower export pricing ($6.9 million).

Corrugated products shipments for the first quarter increased 8.3% compared to the first quarter of 2011, both on a total basis and on a shipments-per-workday basis. Total corrugated products volume sold for the three months ended March 31, 2012 increased 0.7 bsf to 8.5 bsf compared to 7.8 bsf in the first quarter of 2011.

Containerboard volume sold to outside domestic and export customers for the three months ended March 31, 2012 was essentially the same as the first quarter of 2011. Containerboard mill production during the first quarter was 640,000 tons compared to 602,000 tons during the first quarter of 2011.

Income from Operations

Income from operations increased $103.2 million, from $65.9 million in the first quarter of 2011 to $169.1 million in the first quarter of 2012. As noted in Note 13 to the condensed consolidated financial statements, PCA amended its 2009 federal tax return to reallocate gallons between the alternative fuel mixture credits and the cellulosic biofuel producer credits. As a result, income from operations was increased for the three months ended March 31, 2012 by $95.5 million with an offsetting amount recorded in tax expense of $118.5 million. Excluding special items (as detailed below under “Reconciliations of Non-GAAP Financial Measures to Reported Amounts”), income from operations increased $4.5 million, driven by increased volume ($13.4 million) and lower costs for energy ($6.4 million) and recycled fiber ($3.3 million). These improvements were partially offset by higher depreciation ($4.6 million), higher costs for transportation ($3.5 million), labor ($2.3 million), and benefits ($1.5 million) and the unfavorable sales price and mix, described above, primarily related to lower export sales prices ($6.9 million).

Gross profit increased $11.9 million, or 8.9%, for the three months ended March 31, 2012 from the comparable period in 2011. Gross profit as a percentage of net sales increased to 21.6% for first quarter 2012 compared to 21.2% in first quarter 2011 primarily attributable to the volume increases and lower energy costs previously described.

Selling and administrative expenses increased $4.0 million, or 8.3%, for the three months ended March 31, 2012 compared to the same period in 2011, as a result of increased costs for labor ($2.3 million), related fringe benefits ($0.7 million) and increased depreciation ($0.8 million).

Corporate overhead increased $1.3 million, or 8.6%, for the three months ended March 31, 2012 compared to the same period in 2011, primarily due to increased salary and fringe benefits expense ($0.9 million) and other items which were individually insignificant.

Other expense for the three months ended March 31, 2012 decreased $1.2 million or 30.9% compared to the first quarter of 2011, primarily due to reduced fixed asset disposal expenses ($1.1 million).

Interest Expense, Net and Income Taxes

Net interest expense increased $2.8 million, or 40.3%, for the three months ended March 31, 2012 from the comparable period in 2011, primarily as a result of lower capitalized interest ($1.6 million) related to the Counce and Valdosta major energy optimization projects and additional interest expense ($0.8 million) related to PCA’s term loan borrowed in October 2011.

PCA’s effective tax rate was 88.8% for the three months ended March 31, 2012 and 36.6% for the comparable period in 2011 due to the February 2012 amendment of our 2009 federal income tax return to reallocate gallons of black liquor between the alternative fuel mixture credit and the cellulosic biofuel producer credit. Excluding the impact of the alternative energy tax credits, the 2012 effective rate would have been 36.1% for the three months ended March 31, 2012. The effective tax rate varies from the U.S. federal statutory tax rate of 35% principally due to the impact of the alternative energy tax credits (in 2012), state and local income taxes and the domestic manufacturers’ deduction.

Liquidity and Capital Resources

The following table presents a summary of our cash flows for the periods presented:

	Three Months Ended March 31,
	2012	2011	Change
(In thousands)
Net cash provided by (used for):
Operating activities	$34,945	$63,950	$(29,005)
Investing activities	(71,739)	(66,487)	(5,252)
Financing activities	(35,502)	(21,005)	(14,497)

Net decrease in cash and cash equivalents	$(72,296)	$(23,542)	$(48,754)

Operating Activities

Net cash provided by operating activities for the three months ended March 31, 2012 was $34.9 million compared to $64.0 million for the three months ended March 31, 2011, a decrease of $29.0 million, or 45.4%. The decrease in net cash provided by operating activities was driven by additional requirements for operating assets and liabilities of $29.5 million in 2012 as compared to 2011. Cash requirements for operating activities are subject to PCA’s operating needs and the timing of collection of receivables and payments of payables and expenses.

Investing Activities

Net cash used for investing activities for the three months ended March 31, 2012 increased $5.3 million, or 7.9%, to $71.7 million, compared to the three months ended March 31, 2011. The increase was primarily related to a $35.5 million acquisition completed in March 2012, partially offset by lower additions to property, plant and equipment of $29.9 million primarily due to reduced spending on the major energy optimization projects that were completed in 2011.

Financing Activities

Net cash used for financing activities totaled $35.5 million for the three months ended March 31, 2012, a difference of $14.5 million, or 69.0%, compared to the same period in 2011. The difference was primarily attributable to $9.9 million in proceeds from the settlement of treasury locks received in February 2011, higher dividends paid of $4.3 million and additional repurchases of PCA common stock of $4.1 million during the first three months of 2012, and a $3.8 million term loan payment made in March 2012. These increases were partially offset by additional proceeds received from stock option exercises and related tax benefits of $7.7 million during the first three months of 2012 compared to the same period in 2011.

On February 21, 2012, PCA announced that its board of directors authorized an increase in the quarterly dividend from $0.20 to $0.25 per share of its common stock, beginning with the dividend paid on April 13, 2012. The timing and amount of future dividends are subject to the determination of PCA’s board of directors.

PCA’s primary sources of liquidity are net cash provided by operating activities and available borrowing capacity under PCA’s credit facilities. As of March 31, 2012, PCA had $326.7 million in unused borrowing capacity under its existing credit agreements, with $14.3 million of the borrowing capacity used for outstanding letters of credit. Currently, PCA’s primary uses of cash are for operations, capital expenditures, debt service and declared common stock dividends, which it expects to be able to fund from these sources.

The following table provides the outstanding balances and the weighted average interest rates as of March 31, 2012 for PCA’s revolving credit facility, the receivables credit facility, and the senior notes:

Borrowing Arrangement	Balance at March 31, 2012	Weighted Average Interest Rate	Projected Annual Cash Interest Payments
(In thousands)
Revolving Credit Facility	$—	N/A	N/A
Term Loan	146,250	1.97%	$2,881
Receivables Credit Facility	109,000	1.09	1,188
5 3/4% Senior Notes (due August 1, 2013)	400,000	5.75	23,000
6 1/2% Senior Notes (due March 15, 2018)	150,000	6.50	9,750

Total	$805,250	4.57%	$36,819

The above table excludes unamortized debt discount of $0.5 million at March 31, 2012. It also excludes from the projected annual cash interest payments, the non-cash income from the annual amortization of the $22.8 million received in July 2003 and the non-cash expense from the annual amortization of the $4.4 million paid in March 2008 to settle the treasury locks related to the 5  3/4% senior notes due 2013 and 6  1/2% senior notes due 2018. The amortization is being recognized over the terms of the 5  3/4% senior notes due 2013 and 6  1/2% senior notes due 2018 and is included in interest expense, net.

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

In addition, PCA must maintain a minimum interest coverage ratio and a maximum leverage ratio under its senior revolving credit facility. A failure to comply with the restrictions contained in the revolving credit facility could lead to an event of default, which could result in an acceleration of any outstanding indebtedness and/or prohibit PCA from drawing on the revolving credit facility. Such acceleration may also constitute events of default under the senior notes indentures and the receivables credit facility. As of March 31, 2012, PCA was in compliance with these covenants.

PCA currently expects to incur capital expenditures of $110.0 million in 2012, primarily for maintenance capital, cost reduction, business growth and environmental compliance. As of March 31, 2012, PCA spent $34.8 million for capital expenditures and had committed to spend an additional $46.3 million in the remainder of 2012 and beyond.

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

Reconciliations of Non-GAAP Financial Measures to Reported Amounts

Income from operations, net income and diluted earnings per share excluding special items are non-GAAP financial measures. Reconciliations of those non-GAAP measures to the most comparable measure reported in accordance with GAAP for the three months ended March 31, 2012 and 2011 follow:

	Three Months Ended March 31,
	2012			2011
	Income from Operations	Net Income	Diluted EPS	Income from Operations	Net Income	Diluted EPS
(In millions, except per share amounts)
As reported in accordance with GAAP	$169.1	$17.8	$0.18	$65.9	$37.4	$0.37
Special items:
Alternative energy tax credits (a)	(95.5)	23.0	0.24	—	—	—
Asset disposal charges	—	—	—	3.2	2.1	0.02

Total special items	(95.5)	23.0	0.24	3.2	2.1	0.02

Excluding special items	$73.6	$40.8	$0.42	$69.1	$39.5	$0.39

(a) Represents a charge from amending the Company’s 2009 federal income tax return to reduce the gallons of black liquor claimed as cellulosic biofuel producer credits previously recorded as a tax benefit, and to increase the gallons claimed for alternative fuel mixture credits previously recorded as income. The total number of gallons of black liquor remained the same. The increase in gallons claimed as alternative fuel mixture credits resulted in income of $95.5 million, and the decrease in gallons claimed as cellulosic biofuel producer credits resulted in a decrease in tax benefits of $118.5 million, for a net non-cash, after-tax charge of $23.0 million.

Market Risk and Risk Management Policies

PCA is exposed to the impact of interest rate changes and changes in the market value of its financial instruments. PCA periodically enters into derivatives in order to minimize these risks, but not for trading purposes. For a discussion of derivatives and hedging activities, see Note 9 to PCA’s unaudited condensed consolidated financial statements included elsewhere in this report.

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

In 2004, the U.S. Environmental Protection Agency (the “EPA”) published the Boiler MACT regulations, establishing air emission standards and certain other requirements for industrial boilers. These regulations were vacated and remanded by the U.S. Court of Appeals for the D.C. Circuit in 2007. The EPA proposed final regulations in March 2011, which would require compliance in 2014. During 2011, the EPA determined that it would reconsider certain provisions of the Boiler MACT regulations and, in December 2011, the EPA published proposed rules containing changes to the March 2011 rules. The EPA may make further changes to the proposed rules. PCA is currently assessing the impact of these regulations on its operations, which could require significant modifications to certain of PCA’s boilers. Due to the complexity of these regulations, and the potential for additional future regulatory or judicial modification to these regulations, the timing and amount of expenditures to be made by PCA are uncertain, but could be significant during the period before compliance is required.

Impact of Inflation

PCA does not believe that inflation has had a material impact on its financial position or results of operations during the three-month periods ending March 31, 2012 and 2011.

Off-Balance Sheet Arrangements

PCA does not have any off-balance sheet arrangements as of March 31, 2012 that would require disclosure under SEC FR-67, “Disclosure in Management’s Discussion and Analysis about Off-Balance Sheet Arrangement and Aggregate Contractual Obligations.”

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

PCA has included in its Annual Report on Form 10-K for the year ended December 31, 2011, a discussion of its critical accounting policies which it believes affect its more significant judgments and estimates used in the preparation of its consolidated financial statements. PCA has not made any changes in any of these critical accounting policies during the first three months of 2012.

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

Our actual results, performance or achievement could differ materially from those expressed in, or implied by, these forward-looking statements, and accordingly, we can give no assurances that any of the events anticipated by the forward-looking statements will transpire or occur, or if any of them do occur, what impact they will have on our results of operations or financial condition. In view of these uncertainties, investors are cautioned not to place undue reliance on these forward-looking statements. We expressly disclaim any obligation to publicly revise any forward-looking statements that have been made to reflect the occurrence of events after the date hereof. For a discussion of other factors, risks and uncertainties that may affect our business, see Item 1A. Risk Factors included in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Prior to filing this report, PCA completed an evaluation under the supervision and with the participation of PCA’s management, including PCA’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of PCA’s disclosure controls and procedures as of March 31, 2012. The evaluation of PCA’s disclosure controls and procedures included a review of the controls’ objectives and design, PCA’s implementation of the controls and the effect of the controls on the information generated for use in this report. Based on this evaluation, PCA’s Chief Executive Officer and Chief Financial Officer concluded that PCA’s disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2012.

During the quarter ended March 31, 2012, there were no changes in internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, PCA’s internal control over financial reporting.

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

There have been no material changes to the risk factors disclosed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table summarizes the Company’s stock repurchases in the first quarter of 2012:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that may yet be Purchased Under the Plan or Program
				(In thousands)
January 1, 2012 to January 31, 2012	—	$—	—	$151,046
February 1, 2012 to February 29, 2012	—	—	—	151,046
March 1, 2012 to March 31, 2012	780,718	29.76	780,718	127,815

Total	780,718	$29.76	780,718	$127,815

On February 22, 2011, PCA announced that its Board of Directors had authorized the repurchase of $100.0 million of the Company’s outstanding common stock, which it completed in the first quarter of 2012. Through March 31, 2012, the Company repurchased 3,996,118 shares of common stock, with 35,563 shares repurchased for $1.0 million, or $29.40 per share, during the first quarter of 2012. All repurchased shares were retired prior to March 31, 2012.

On December 14, 2011, the Company announced that its Board of Directors had authorized the repurchase of an additional $150.0 million of the Company’s outstanding common stock. During the first quarter 2012, the

Company repurchased 745,155 shares of common stock for $22.2 million, or $29.77 per share, under this authorization. All repurchased shares were retired prior to March 31, 2012. As of March 31, 2012, $127.8 million of the $150.0 million authorization remained available for repurchase of the Company’s common stock.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Not Used.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

31.1	Certification of Chief Executive Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial information from Packaging Corporation of America’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at March 31, 2012 and December 31, 2011, (ii) Condensed Consolidated Statements of Income for the three months ended March 31, 2012 and 2011, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011,and (iv) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACKAGING CORPORATION OF AMERICA
(Registrant)

By:	/S/ MARK W. KOWLZAN
Chief Executive Officer

By:	/S/ RICHARD B. WEST
Senior Vice President and Chief Financial Officer

Date: May 8, 2012