Form 10-Q
period 2012-06-30
PACKAGING CORP OF AMERICA
filed 2012-08-07
CIK 75677

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2012

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

As of August 2, 2012, the Registrant had outstanding 98,144,983 shares of common stock, par value $0.01 per share.

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements.

Packaging Corporation of America

Condensed Consolidated Balance Sheets

	June 30, 2012	December 31, 2011
	(Unaudited)	(Audited)
(In thousands, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$515,121	$156,313
Accounts receivable, net of allowance for doubtful accounts and customer deductions of $5,108 and $5,034 as of June 30, 2012 and December 31, 2011, respectively	353,527	319,988
Inventories	258,620	254,675
Prepaid expenses and other current assets	33,929	18,298
Federal and state income taxes receivable	85,769	—
Deferred income taxes	38,720	62,789

Total current assets	1,285,686	812,063
Property, plant and equipment, net	1,393,730	1,476,654
Goodwill	71,555	58,214
Other intangible assets, net	35,594	25,042
Other long-term assets	44,926	40,526

Total assets	$2,831,491	$2,412,499

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$414,657	$15,000
Capital lease obligations	933	718
Accounts payable	134,113	154,855
Dividends payable	24,480	19,680
Accrued interest	12,782	12,584
Federal and state income taxes payable	—	10,404
Accrued liabilities	102,983	163,259

Total current liabilities	689,948	376,500
Long-term liabilities:
Long-term debt	786,110	793,448
Capital lease obligations	25,394	21,114
Deferred income taxes	125,056	11,924
Pension and postretirement benefit plans	151,819	148,686
Cellulosic biofuel tax reserve	102,051	102,051
Other long-term liabilities	28,393	29,866

Total long-term liabilities	1,218,823	1,107,089
Stockholders’ equity:
Common stock, par value $0.01 per share, 300,000,000 shares authorized, 98,092,959 and 98,324,974 shares issued as of June 30, 2012 and December 31, 2011, respectively	981	983
Additional paid in capital	363,174	351,804
Retained earnings	661,600	673,960
Accumulated other comprehensive loss, net of tax:
Unrealized loss on treasury locks, net	(31,900)	(23,289)
Unrealized loss on foreign currency exchange contracts	(403)	(413)
Unfunded employee benefit obligations	(70,732)	(74,076)

Total accumulated other comprehensive loss	(103,035)	(97,778)

Common stock held in treasury, at cost (2,355 shares as of December 31, 2011)	—	(59)

Total stockholders’ equity	922,720	928,910

Total liabilities and stockholders’ equity	$2,831,491	$2,412,499

See notes to condensed consolidated financial statements.

Packaging Corporation of America

Condensed Consolidated Statements of Income and Comprehensive Income

(Unaudited)

	Three Months Ended June 30,
	2012	2011
(In thousands, except per share amounts)
Statement of Income:
Net sales	$712,468	$665,481
Cost of sales	(554,360)	(528,580)

Gross profit	158,108	136,901
Selling and administrative expenses	(52,868)	(48,192)
Corporate overhead	(17,736)	(16,352)
Other expense, net	(3,646)	(4,498)

Income from operations	83,858	67,859
Interest expense, net	(13,256)	(6,321)

Income before taxes	70,602	61,538
Provision for income taxes	(25,448)	(22,170)

Net income	$45,154	$39,368

Weighted average common shares outstanding:
Basic	96,266	100,094
Diluted	97,411	101,128
Net income per common share:
Basic	$0.47	$0.39

Diluted	$0.46	$0.39

Dividends declared per common share	$0.25	$0.20

Statement of Comprehensive Income:
Net income	$45,154	$39,368
Other comprehensive income (loss), net of tax:
Fair value adjustments to cash flow hedges	(17,701)	39
Reclassification adjustment for cash flow hedges included in net income	1,859	(281)
Amortization of pension and postretirement plans actuarial loss and prior service cost	1,672	951

Other comprehensive income (loss)	(14,170)	709

Comprehensive income	$30,984	$40,077

See notes to condensed consolidated financial statements.

Packaging Corporation of America

Condensed Consolidated Statements of Income and Comprehensive Income

(Unaudited)

	Six Months Ended June 30,
	2012	2011
(In thousands, except per share amounts)
Statement of Income:
Net sales	$1,383,825	$1,294,981
Cost of sales	(1,080,698)	(1,024,939)

Gross profit	303,127	270,042
Selling and administrative expenses	(104,810)	(96,144)
Corporate overhead	(34,624)	(31,905)
Alternative fuel mixture credits	95,500	—
Other expense, net	(6,225)	(8,231)

Income from operations	252,968	133,762
Interest expense, net	(22,939)	(13,224)

Income before taxes	230,029	120,538
Provision for income taxes	(167,031)	(43,753)

Net income	$62,998	$76,785

Weighted average common shares outstanding:
Basic	96,432	100,416
Diluted	97,596	101,518
Net income per common share:
Basic	$0.65	$0.76

Diluted	$0.65	$0.76

Dividends declared per common share	$0.50	$0.40

Statement of Comprehensive Income:
Net income	$62,998	$76,785
Other comprehensive income (loss), net of tax:
Fair value adjustments to cash flow hedges	(10,183)	5,722
Reclassification adjustment for cash flow hedges included in net income	1,582	(563)
Amortization of pension and postretirement plans actuarial loss and prior service cost	3,344	1,902

Other comprehensive income (loss)	(5,257)	7,061

Comprehensive income	$57,741	$83,846

See notes to condensed consolidated financial statements.

Packaging Corporation of America

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2012	2011
(In thousands)
Cash Flows from Operating Activities:
Net income	$62,998	$76,785
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	85,082	79,934
Amortization of financing costs	396	250
Amortization of net loss on treasury lock	2,572	(923)
Share-based compensation expense	5,731	4,704
Deferred income tax provision	16,906	14,179
Cellulosic biofuel producer credit reduction	142,251	—
Alternative fuel mixture credits	(87,897)	—
Loss on disposals of property, plant and equipment	3,672	5,415
Other, net	6,891	5,401
Changes in operating assets and liabilities, excluding effects of acquisitions:
(Increase) decrease in assets —
Accounts receivable	(26,380)	(34,361)
Inventories	(2,065)	15,535
Prepaid expenses and other current assets	(15,184)	(12,845)
Increase (decrease) in liabilities —
Accounts payable	(23,845)	36,401
Accrued liabilities	(21,083)	(25,292)

Net cash provided by operating activities	150,045	165,183

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(69,322)	(145,150)
Treasury grant proceeds	57,399	—
Acquisition of businesses	(35,393)	(26,942)
Additions to other long term assets	(1,601)	(6,530)
Proceeds from disposals of property, plant and equipment	20	419

Net cash used for investing activities	(48,897)	(178,203)

Cash Flows from Financing Activities:
Proceeds from long-term debt	397,044	—
Payments on long-term debt	(7,929)	(330)
Financing costs paid	(892)	—
Settlement of treasury lock	(65,500)	9,910
Common stock dividends paid	(44,296)	(35,795)
Repurchases of common stock	(33,305)	(45,392)
Proceeds from exercise of stock options	11,184	6,335
Excess tax benefits from share-based awards	1,354	917

Net cash provided by (used for) financing activities	257,660	(64,355)

Net increase (decrease) in cash and cash equivalents	358,808	(77,375)
Cash and cash equivalents, beginning of period	156,313	196,556

Cash and cash equivalents, end of period	$515,121	$119,181

See notes to condensed consolidated financial statements.

Packaging Corporation of America

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2012

1. Basis of Presentation

The condensed consolidated financial statements as of June 30, 2012 and 2011 of Packaging Corporation of America (“PCA” or the “Company”) and for the three- and six-month periods then ended are unaudited but include all adjustments (consisting only of normal recurring adjustments) that management considers necessary for a fair presentation of such financial statements. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with Article 10 of SEC Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete audited financial statements. Operating results for the period ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. These condensed consolidated financial statements should be read in conjunction with PCA’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

Revenue Recognition

The Company recognizes revenue as title to the products is transferred to customers. The cost of shipping and handling products billed to a customer are included in net sales. Shipping and product handling costs not billed to a customer are included in cost of sales. In addition, the Company offers volume rebates to certain of its customers. The cost of these rebates is estimated and accrued as a reduction to net sales at the time of the respective sale.

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

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820) — Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” The amendments in this ASU clarify the application of existing fair value measurement and disclosure requirements, which will improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRSs. ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011. The adoption of this guidance did not have any impact on the Company’s financial position, results of operations or cash flows. See Note 11 for additional information.

3. Earnings Per Share

The following table sets forth the computation of basic and diluted income per common share for the periods presented.

	Three Months Ended June 30,
	2012	2011
(In thousands, except per share data)
Numerator:
Net income	$45,154	$39,368
Denominator:
Basic common shares outstanding	96,266	100,094
Effect of dilutive securities:
Stock options and unvested restricted stock	1,145	1,034

Diluted common shares outstanding	97,411	101,128

Basic income per common share	$0.47	$0.39
Diluted income per common share	$0.46	$0.39

	Six Months Ended June 30,
	2012	2011
(In thousands, except per share data)
Numerator:
Net income	$62,998	$76,785
Denominator:
Basic common shares outstanding	96,432	100,416
Effect of dilutive securities:
Stock options and unvested restricted stock	1,164	1,102

Diluted common shares outstanding	97,596	101,518

Basic income per common share	$0.65	$0.76
Diluted income per common share	$0.65	$0.76

All outstanding options to purchase shares for the three- and six-month periods ended June 30, 2012 and 2011 were included in the computation of diluted common shares outstanding.

4. Stock-Based Compensation

In October 1999, the Company adopted a long-term equity incentive plan, which allows for grants of stock options, stock appreciation rights, restricted stock and performance awards to directors, officers and employees of PCA, as well as others who engage in services for PCA. Restricted stock awards granted to officers and employees generally vest at the end of a four-year period, and restricted stock awards granted to directors vest immediately. The Company has not granted any option awards since 2007. The plan, which will terminate on October 19, 2014, provides for the issuance of up to 8,550,000 shares of common stock over the life of the plan. As of June 30, 2012, options and restricted stock for 8,045,383 shares have been granted, net of forfeitures. Forfeitures are added back to the pool of shares of common stock available to be granted at a future date.

A summary of the Company’s stock option activity and related information follows:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
				(In thousands)
Outstanding at December 31, 2011	1,224,699	$21.64
Exercised	(535,002)	20.90
Forfeited	(1,250)	23.09

Outstanding and exercisable at June 30, 2012	688,447	$22.23	1.5	$4,141

The total intrinsic value of options exercised during the three months ended June 30, 2012 and 2011 was $0.3 million and $1.2 million, respectively, and during the six months ended June 30, 2012 and 2011 was $4.4 million and $2.6 million, respectively. As of June 30, 2012, there is no unrecognized compensation cost related to stock option awards granted under the Company’s equity incentive plan as all outstanding awards have vested.

A summary of the Company’s restricted stock activity follows:

	2012		2011
	Shares	Fair Market Value at Date of Grant	Shares	Fair Market Value at Date of Grant
(Dollars in thousands)
Restricted stock at January 1	1,817,745	$40,655	1,478,000	$30,600
Granted	394,928	10,846	574,496	15,975
Vested	(104,069)	(2,823)	(214,261)	(5,498)
Cancellations	(7,550)	(157)	(3,465)	(72)

Restricted stock at June 30	2,101,054	$48,521	1,834,770	$41,005

Compensation expense for restricted stock recognized in the condensed consolidated statements of income for the three- and six-month periods ended June 30, 2012 and 2011 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
(In thousands)
Impact on income before income taxes	$(3,137)	$(2,954)	$(5,731)	$(4,704)
Income tax benefit	1,219	1,149	2,228	1,830

Impact on net income	$(1,918)	$(1,805)	$(3,503)	$(2,874)

The fair value of restricted stock is determined based on the closing price of the Company’s common stock on the grant date.

The Company generally recognizes compensation expense associated with restricted stock awards ratably over their vesting periods. As PCA’s Board of Directors has the ability to accelerate vesting of restricted stock upon an employee’s retirement, the Company accelerates the recognition of compensation expense for certain employees approaching normal retirement age. As of June 30, 2012, there was $26.7 million of total unrecognized compensation costs related to the above restricted stock awards. The Company expects to recognize the cost of these stock awards over a weighted-average period of 2.9 years.

5. Inventories

The components of inventories are as follows:

	June 30, 2012	December 31, 2011
(In thousands)		(Audited)
Raw materials	$123,548	$126,489
Work in process	8,570	7,610
Finished goods	76,674	74,391
Supplies and materials	117,029	115,541

Inventories at FIFO or average cost	325,821	324,031
Excess of FIFO or average cost over LIFO cost	(67,201)	(69,356)

Inventories, net	$258,620	$254,675

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

6. Goodwill and Other Intangible Assets

Goodwill

Changes in the carrying amount of goodwill for the period ended June 30, 2012 are as follows:

(In thousands)
Balance as of December 31, 2011	$58,214
Acquisition	14,098
Adjustments related to purchase accounting	(757)

Balance at June 30, 2012	$71,555

The components of other intangible assets are as follows:

	Weighted Average Life	As of June 30, 2012		As of December 31, 2011
		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
(In thousands)				(Audited)
Customer relationships	18.2 years	$44,161	$9,108	$32,520	$7,771
Other	3.0 years	695	154	349	56

Total other intangible assets		$44,856	$9,262	$32,869	$7,827

See Note 17 for further discussion regarding acquisitions.

7. Employee Benefit Plans and Other Postretirement Benefits

For the three- and six-month periods ended June 30, 2012 and 2011, net pension costs were comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
(In thousands)
Components of Net Pension Costs
Service cost for benefits earned during the year	$5,606	$4,952	$11,212	$9,904
Interest cost on accumulated benefit obligation	3,700	3,368	7,400	6,736
Expected return on assets	(3,027)	(3,386)	(6,054)	(6,772)
Net amortization of unrecognized amounts
Prior service cost	1,498	1,446	2,996	2,891
Actuarial loss	1,229	103	2,458	206

Net pension costs	$9,006	$6,483	$18,012	$12,965

The Company makes pension plan contributions that are sufficient to fund its actuarially determined costs, generally equal to the minimum amounts required by the Employee Retirement Income Security Act (ERISA). However, from time to time the Company may make discretionary contributions in excess of the required minimum amounts. The Company expects to contribute $37.2 million to the pension plans in 2012, of which $11.9 million has been contributed through June 30, 2012.

For the three- and six-month periods ended June 30, 2012 and 2011, net postretirement costs were comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
(In thousands)
Components of Net Postretirement Costs
Service cost for benefits earned during the year	$464	$400	$928	$800
Interest cost on accumulated benefit obligation	310	297	620	595
Net amortization of unrecognized amounts
Prior service cost	(104)	(104)	(209)	(208)
Actuarial loss	113	112	226	224

Net postretirement costs	$783	$705	$1,565	$1,411

8. Debt

A summary of debt is set forth in the following table:

	June 30, 2012	Dec. 31, 2011
(In thousands)
Receivables credit facility, effective interest rate of 1.10% and 1.15% as of June 30, 2012 and December 31, 2011, respectively, due October 11, 2014	$109,000	$109,000
Senior credit facility — Term loan, effective interest rate of 1.75% and 2.08% as of June 30, 2012 and December 31, 2011, respectively due October 11, 2016	142,500	150,000
Senior notes, net of discount of $343 and $514 as of June 30, 2012 and December 31, 2011, interest at 5.75% payable semi-annually, due August 1, 2013	399,657	399,486
Senior notes, net of discount of $35 and $38 as of June 30, 2012 and December 31, 2011, interest at 6.50% payable semi-annually, due March 15, 2018	149,965	149,962
Senior notes, net of discount of $355 as of June 30, 2012 , interest at 3.90% payable semi-annually, due June 15, 2022	399,645	—

Total	1,200,767	808,448
Less current portion	414,657	15,000

Total long-term debt	$786,110	$793,448

On June 26, 2012, PCA issued $400.0 million of 3.90% senior notes due June 15, 2022 through a registered public offering and notified the holders of its $400.0 million of 5.75% senior notes due August 1, 2013 that it would redeem those notes on July 26, 2012. Accordingly, the old 5.75% notes are classified as current liabilities on the balance sheet as of June 30, 2012. On July 26, 2012, PCA completed the redemption of the old notes for $432.5 million, which included a redemption premium of $21.3 million and $11.2 million of accrued and unpaid interest. PCA used the proceeds of the offering of the new 3.90% notes and cash on hand to fund the redemption.

9. Transfers of Financial Assets

PCA has an on-balance sheet securitization program for its trade accounts receivable that is accounted for as a secured borrowing under ASC 860, “Transfers and Servicing.” To effectuate this program, the Company formed a wholly owned, limited-purpose subsidiary, Packaging Credit Company, LLC (“PCC”), which in turn formed a wholly owned, bankruptcy-remote, special-purpose subsidiary, Packaging Receivables Company, LLC (“PRC”), for the purpose of acquiring receivables from PCC. Both of these entities are included in the consolidated financial statements of the Company. Under this program, PCC purchases on an ongoing basis substantially all of the receivables of the Company and sells such receivables to PRC. PRC and lenders established a $200.0 million receivables-backed revolving credit facility (“Receivables Credit Facility”) through which PRC obtains funds to purchase receivables from PCC. The receivables purchased by PRC are solely the property of PRC. In the event of liquidation of PRC, the creditors of PRC would be entitled to satisfy their claims from PRC’s assets prior to any distribution to PCC or the Company. Credit available under the receivables credit facility is on a borrowing-base formula. As a result, the full amount of the facility may not be available at all times. At June 30, 2012, $109.0 million was outstanding and included in “Long-term debt” on the condensed consolidated balance sheet. Substantially all accounts receivable at June 30, 2012 have been sold to PRC and are included in “Accounts receivable, net of allowance for doubtful accounts and customer deductions” on the condensed consolidated balance sheet.

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

Interest Rate Risk

The Company has historically used treasury lock derivative instruments to manage interest costs and the risk associated with changing interest rates. In connection with contemplated issuances of ten-year debt securities, PCA entered into interest rate protection agreements with counterparties in 2003, 2008, 2010 and 2011 to protect against increases in the ten-year U.S. Treasury Note rate. These treasury rates served as references in determining the interest rates applicable to the debt securities the Company issued in July 2003, March 2008 and June 2012. As a result of changes in the interest rates on those treasury securities between the time PCA entered into the agreements and the time PCA priced and issued the debt securities, the Company: (1) received a payment of $22.8 million from the counterparty upon settlement of the 2003 interest rate protection agreement on July 21, 2003; (2) made a payment of $4.4 million to the counterparty upon settlement of the 2008 interest rate protection agreement on March 25, 2008; (3) received a payment of $9.9 million from the counterparties upon settlement of the 2010 interest rate protection agreements on February 4, 2011; and (4) made a payment of $65.5 million to the counterparty upon settlement of the 2011 interest rate protection agreement on June 26, 2012. The Company recorded the effective portion of the settlements in accumulated OCI, and these amounts are being amortized over the terms of the respective notes.

At June 30, 2012, the Company did not have any interest rate protection agreements outstanding.

Foreign Currency Exchange Rate Risk

In connection with the energy optimization projects at its Valdosta, Georgia mill and Counce, Tennessee mill, the Company entered into foreign currency forward contracts in 2009 and 2010 to hedge its exposure to forecasted purchases of machinery and equipment denominated in foreign currencies. The foreign currency forward contracts were properly documented and designated as cash flow hedges at inception. By the end of 2011, all contracts had been settled for a loss of $0.7 million. The loss was recorded in accumulated OCI and is being amortized into cost of sales over the lives of the respective machinery and equipment. At June 30, 2012, the Company did not have any foreign currency forward contracts outstanding.

Derivative Instruments

The impact of derivative instruments on the condensed consolidated statements of income and accumulated other comprehensive income (“OCI”) is as follows:

	Amount of Net Gain (Loss) Recognized in Accumulated OCI (Effective Portion)
	Jun. 30, 2012	Dec. 31, 2011
(In thousands)		Audited
Treasury locks, net of tax	$(31,900)	$(23,289)
Foreign currency exchange contracts, net of tax	(403)	(413)

Total	$(32,303)	$(23,702)

	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	Three Months Ended June 30,		Six Months Ended June 30,
Location	2012	2011	2012	2011
(In thousands)
Amortization of treasury locks (included in interest expense, net)	$389	$461	$851	$923
Amortization of foreign currency forward contracts (included in cost of sales)	9	—	17	—

The net amount of settlement gains or losses on derivative instruments included in accumulated OCI to be amortized over the next 12 months is a net loss of $3.3 million ($2.1 million after tax), which includes a $2.2 million ($1.4 million after tax) settlement gain from an interest rate protection agreement that was written off due to the redemption of the 5.75% senior notes on July 26, 2012. Mark to market gains and losses on derivative instruments included in accumulated OCI will be reclassified into earnings in the same periods during which the hedged transactions affect earnings.

During the second quarter of 2012, the Company recorded a charge of $3.4 million in interest expense as hedge ineffectiveness due to settling the 2011 interest rate protection agreement prior to its maturity of December 31, 2012. The Company calculated the ineffective portion of the hedge utilizing the hypothetical derivative method.

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

A summary of financial instruments recognized at fair value on a recurring basis follows:

(In thousands)	Total	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Unobservable inputs (Level 3)
June 30, 2012
Cash and Cash Equivalents
Cash	$44,000	$44,000	$—	$—
Money market funds	471,121	471,121	—	—

December 31, 2011 (Audited)
Cash and Cash Equivalents
Cash	$499	$499	$—	$—
Money market funds	155,814	155,814	—	—
Accrued Liabilities
Treasury lock	48,829	—	48,829	—

PCA values its financial instruments using the market approach. No financial instruments were recognized using unobservable inputs.

There were no changes in the Company’s valuation techniques used to measure fair values on a recurring basis since December 31, 2011. PCA had no assets or liabilities that were measured on a nonrecurring basis.

Other Fair Value Measurements

Long-term debt and the current maturities of long-term debt had a carrying value of $1,200.8 million and a fair value of $1,248.5 million at June 30, 2012 compared to $808.4 million and $856.9 million, respectively, at December 31, 2011. The fair value of the Company’s senior notes is determined based on quoted market prices. The fair value of the Company’s variable rate debt approximates its market value due to the variable interest-rate feature of the instrument. These are considered Level 2 fair value measurements.

Capital lease obligations had a carrying value of $26.3 million and $21.8 million at June 30, 2012 and December 31, 2011, respectively. The fair value of the capital lease obligations were not materially different from the carrying amount and were estimated using a discounted cash flow technique. This is considered a Level 3 fair value measurement.

12. Environmental Liabilities

The potential costs for various environmental matters are uncertain due to such factors as the unknown magnitude of possible cleanup costs, the complexity and evolving nature of governmental laws and regulations and their interpretations, and the timing, varying costs and effectiveness of alternative cleanup technologies. From 1994 through June 30, 2012, remediation costs at PCA’s mills and corrugated plants totaled approximately $3.2 million. As of June 30, 2012, the Company maintained an environmental reserve of $10.9 million relating to on-site landfills and surface impoundments as well as ongoing and anticipated remedial projects. Liabilities recorded for environmental contingencies are estimates of the probable costs based upon available information and assumptions. Because of these uncertainties, PCA’s estimates may change. As of the date of this filing, the

Company believes that it is not reasonably possible that future environmental expenditures for remediation costs and asset retirement obligations above the $10.9 million accrued as of June 30, 2012 will have a material impact on its financial condition, results of operations, or cash flows.

13. Stock Repurchase Program

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

On December 14, 2011, the Company announced that its Board of Directors had authorized the repurchase of an additional $150.0 million of the Company’s outstanding common stock. During the second quarter 2012, the Company repurchased 371,322 shares of common stock for $10.1 million, or $27.13 per share, under this authorization. All repurchased shares were retired prior to June 30, 2012. As of June 30, 2012, $117.7 million of the $150.0 million authorization remained available for repurchase of the Company’s common stock.

14. Alternative Energy Tax Credits

The Company generates black liquor as a by-product of its pulp manufacturing process. When black liquor is mixed with diesel, it is considered an alternative fuel that was eligible for a $0.50 per gallon refundable alternative fuel mixture credit through December 31, 2009 or a $1.01 per gallon taxable cellulosic biofuel producer credit for gallons of black liquor produced in 2009. In an IRS memorandum released in 2010, the IRS concluded that a black liquor producer may claim the alternative fuel mixture credit and the cellulosic biofuel producer credit in the same taxable year for different volumes of black liquor (the same gallon of fuel cannot receive both credits but can be claimed as either an alternative fuel mixture credit or a cellulosic biofuel producer credit).

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

As of June 30, 2012, including the reserve for uncertain tax positions, PCA had as much as $100.5 million of alternative energy tax credits to be used to offset future tax payments.

15. Legal Proceedings

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

16. Valdosta Mill Fire Insurance Recovery

On April 4, 2011, the Company’s Valdosta, Georgia mill had a fire in the turbine generator room. The fire resulted in production and sales volume losses of 11,000 tons and significant repair and demolition expenses to affected buildings and equipment. PCA is insured for the lost production, replacement value of destroyed assets, and related expenses, subject to a $3.0 million deductible. The Company filed an insurance claim for the total cost of the fire and received $9.4 million, net of the $3.0 million deductible, for losses incurred and capital expenditures during 2011. During the first six months of 2012, the Company received an additional $0.9 million in insurance proceeds for capital expenditures which is included in net cash used for investing activities based on the nature of the reimbursement.

17. Acquisitions

On April 14, 2011, the Company acquired Field Packaging Group, a corrugated products manufacturer located in Chicago, Illinois, for $26.9 million. Sales and total assets of the acquisition were not material to the Company’s overall sales and total assets prior to the acquisition. Operating results of the acquisition subsequent to April 14, 2011 are included in the Company’s operating results. The Company has allocated the purchase price to the assets acquired and liabilities assumed, of which $11.5 million has been allocated to goodwill (which is deductible for tax purposes), $9.5 million to customer relationships (to be amortized over a life of ten years) and $0.2 million to other intangible assets (to be amortized over a life of three years).

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

On November 30, 2011, PCA acquired Colorado Container, a corrugated products manufacturer located in Denver, Colorado, for $21.8 million. Sales and total assets of the acquisition were not material to PCA’s overall sales and total assets prior to the acquisition. Operating results of the acquisition subsequent to November 30, 2011 are included in the Company’s operating results. The Company has allocated the purchase price to the assets acquired and liabilities assumed, of which $5.8 million has been allocated to goodwill (which is deductible for tax purposes), $5.8 million to customer relationships (to be amortized over a life of ten years) and $0.2 million to other intangible assets (to be amortized over a life of three years).

On March 16, 2012, PCA acquired Packaging Specialists, a corrugated products manufacturer located near Pittsburgh, Pennsylvania, for $35.4 million. Sales and total assets of the acquisition were not material to PCA’s overall sales and total assets prior to the acquisition. Operating results of the acquisition subsequent to March 16, 2012 are included in the Company’s operating results. The Company has allocated the purchase price to the assets acquired and liabilities assumed based on preliminary estimates, of which $14.0 million has been allocated to goodwill (which is deductible for tax purposes), $11.4 million to customer relationships (to be amortized over a life of ten years) and $0.3 million to other intangible assets (to be amortized over a life of three years).

18. U.S. Treasury Grant

On April 5, 2012, PCA’s application for a U.S. Treasury Section 1603 Grant for Specified Energy property was approved for the Valdosta energy optimization project. The Company received the grant proceeds of $57.4 million on April 11, 2012 and recorded the proceeds as a reduction to the cost of the related property, plant and equipment. These proceeds will be amortized ratably over the estimated useful lives of the related equipment.

19. Subsequent Events

The Company has disclosed the following subsequent event in accordance with ASC 855, “Subsequent Events.” Subsequent events have been evaluated through the filing date of this Form 10-Q.

On July 26, 2012, PCA completed the redemption of its existing $400.0 million of 5.75% senior notes due August 1, 2013. The total cost to redeem the notes was $432.5 million, including a redemption premium of $21.3 million and accrued and unpaid interest through the redemption date of $11.2 million. In connection with the redemption, the Company recorded a third quarter charge of $21.2 million ($13.6 million after tax).

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

Industry Conditions

As reported by the Fibre Box Association, industry-wide shipments of corrugated products decreased 0.4% for the three months ended June 30, 2012 compared to the same period in 2011. Reported industry containerboard production for the three months ended June 30, 2012 increased 0.2% compared to the same period in 2011, and reported industry containerboard inventories at the end of the second quarter of 2012 were approximately 2.18 million tons compared to year-end 2011 inventories of 2.35 million tons, down 7.2%. Reported industry shipments to export markets decreased 1.3% for the second quarter of 2012 compared to the same period in 2011. Published industry prices for containerboard did not change during the second quarter of 2012.

PCA Operations Summary

During the second quarter of 2012, we produced approximately 638,000 tons of containerboard at our mills and sold about 8.7 billion square feet (“bsf”) of corrugated products. Our corrugated products shipments were up 6.6% compared to the second quarter of 2011. Containerboard volume sold to domestic and export customers for the three months ended June 30, 2012 decreased 9.4% compared to the same period in 2011. With higher containerboard consumption required to support the increased volume at our box plants, export sales of containerboard were reduced by 13,000 tons.

Published industry recycled fiber prices for old corrugated containers (OCC) were down 16% compared to the second quarter 2011 average price. Our energy, chemicals and maintenance costs in the second quarter of 2012 were lower than the same period in 2011 largely due to the impact of our recently completed major energy projects at our Counce, Tennessee and Valdosta, Georgia linerboard mills. Transportation costs increased primarily due to rail and truck freight rate increases and wood fiber costs decreased slightly compared to both first quarter 2012 and second quarter 2011.

As disclosed in Note 14 to the condensed consolidated financial statements, the Company amended its 2009 federal income tax return on February 3, 2012, to reduce the gallons claimed as cellulosic biofuel producer credits previously recorded as a tax benefit and to increase the gallons claimed as alternative fuel mixture credits previously recorded as income. The total number of gallons of black liquor remained the same. The increase in gallons claimed as alternative fuel mixture credits resulted in income of $95.5 million recorded in “Alternative fuel mixture credits,” and the decrease in gallons claimed as cellulosic biofuel producer credits resulted in a decrease in tax benefits of $118.5 million recorded in “Provision for income taxes.” The net impact of these changes resulted in a non-cash, after-tax charge of $23.0 million in the first quarter of 2012.

On June 26, 2012, we issued $400.0 million of new 3.90% senior notes due 2022 in a registered public offering in order to refinance our outstanding $400.0 million of 5.75% senior notes due August 1, 2013. We completed the redemption of the old 5.75% notes on July 26, 2012 for $432.5 million (which included $11.2 million of accrued interest on the old notes through the date of redemption), using the proceeds of the offering of the new 3.90% notes and cash on hand. In connection with the refinancing, we incurred $2.5 million of after-tax refinancing charges during the second quarter primarily due to settling an interest rate protection agreement prior to its maturity. We also recorded an additional $13.6 million after-tax charge in the third quarter, primarily as a result of the premium associated with the early redemption of the old notes. We paid $65.5 million during the second quarter of 2012 to settle an interest rate protection agreement that we entered into in August 2011 relating to the ten-year treasury security. The effective portion of this settlement is recorded in “Accumulated Other Comprehensive Income (Loss)” on the balance sheet and will be amortized as interest expense over the ten-year term of the new notes. For further information, please see Notes 8 and 10 to the condensed consolidated financial statements included in this report.

Excluding debt refinancing charges of $2.5 million, or $0.025 per share, we earned net income of $47.7 million ($0.49 per diluted share) in the second quarter of 2012 compared with $39.6 million ($0.39 per diluted share) in the second quarter of 2011, excluding a charge of $1.2 million ($0.01 per diluted share) for energy project asset disposals and income of $1.0 million ($0.01 per diluted share) from an adjustment to reserves related to medical benefits. Management excludes special items and uses these measures to focus on PCA’s on-going operations and assess its operating performance and believes that it is useful to investors because it enables them to perform meaningful comparisons of past and present operating results. Reconciliations to the most comparable measure reported in accordance with GAAP are included elsewhere in this section under “Reconciliations of Non-GAAP Financial Measures to Reported Amounts.”

Looking ahead to the third quarter of 2012, we expect seasonally higher sales volumes, increased mill production (as maintenance shutdowns at the mills were completed in the second quarter) and lower mill costs. Prices paid for purchased electricity and chemicals are expected to increase and recycled fiber prices are expected to decrease compared to the second quarter. Considering these items, we expect our earnings, excluding debt refinancing charges and special items, to be higher than second quarter 2012.

Results of Operations

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

The historical results of operations of PCA for the three months ended June 30, 2012 and 2011 are set forth below:

	Three Months Ended June 30,
	2012		2011	Change
(In thousands)
Net sales	$712,468		$665,481	$46,987

Income from operations	$83,858		$67,859	$15,999
Interest expense, net	(13,256	)(1)	(6,321)	(6,935)

Income before taxes	70,602		61,538	9,064
Provision for income taxes	(25,448)		(22,170)	(3,278)

Net income	$45,154		$39,368	$5,786

(1)	Includes $3.7 million of pre-tax debt refinancing charges.

Net Sales

Net sales increased by $47.0 million, or 7.1%, for the three months ended June 30, 2012 from the comparable period in 2011, primarily as a result of higher sales volumes ($48.2 million), partially offset by unfavorable sales price and mix of containerboard and corrugated products to third parties primarily due to lower export pricing ($1.2 million).

Corrugated products shipments for the second quarter increased 6.6% compared to the second quarter of 2011, both on a total basis and on a shipments-per-workday basis. Total corrugated products volume sold for the three months ended June 30, 2012 increased 0.54 bsf to 8.74 bsf compared to 8.20 bsf in the second quarter of 2011. Both the second quarter of 2012 and 2011 contained 63 workdays, those days not falling on a weekend or holiday.

Containerboard volume sold to outside domestic and export customers for the three months ended June 30, 2012 decreased 9.4% in the second quarter of 2012 compared to the same period in 2011, reflecting the reduced export sales previously described. Containerboard mill production during the second quarter was 638,000 tons compared to 606,000 tons during the second quarter of 2011.

Income from Operations

Income from operations increased $16.0 million, or 23.6% for the three months ended June 30, 2012 compared to the three months ended June 30, 2011, driven by increased volume ($10.9 million) and lower costs for energy ($8.0 million), chemicals ($3.2 million), repairs ($2.6 million) and recycled fiber ($2.5 million). These improvements were partially offset by higher expenses for medical benefits ($3.6 million), depreciation ($3.0 million), transportation ($2.7 million), and the unfavorable sales price and mix, primarily due to lower export pricing ($1.2 million).

Gross profit increased $21.2 million, or 15.5%, for the three months ended June 30, 2012 from the comparable period in 2011. Gross profit as a percentage of net sales increased to 22.2% for second quarter 2012 compared to 20.6% in second quarter 2011 primarily attributable to the volume increases and lower energy costs previously described.

Selling and administrative expenses increased $4.7 million, or 9.7%, for the three months ended June 30, 2012 compared to the same period in 2011, primarily as a result of increased salary costs ($2.6 million), related fringe benefits ($0.8 million) and increased depreciation ($1.0 million).

Corporate overhead increased $1.4 million, or 8.5%, for the three months ended June 30, 2012 compared to the same period in 2011, primarily due to increased salary and fringe benefits expense ($0.6 million), depreciation ($0.3 million) and legal costs ($0.2 million).

Other expense for the three months ended June 30, 2012 decreased $0.9 million or 18.9% compared to the second quarter of 2011, primarily due to reduced expenses related to the disposal of obsolete storeroom items ($1.0 million).

Interest Expense, Net and Income Taxes

Net interest expense increased $6.9 million, or 109.7%, for the three months ended June 30, 2012 from the comparable period in 2011. This increase included a $3.4 million charge from settling the Company’s 2011 treasury lock prior to its maturity (see Note 10 to the condensed consolidated financial statements) and $0.3 million of additional expenses related to the Company’s senior notes issuance completed in June 2012 (see Note 8 to the condensed consolidated financial statements). Excluding these charges, interest expense was $3.2 million higher for the three months ended June 30, 2012 compared to the same period in 2011, primarily as a result of lower capitalized interest ($2.2 million) related to the Counce and Valdosta major energy optimization projects and additional interest expense ($0.7 million) related to PCA’s term loan borrowed in October 2011.

PCA’s effective tax rate was 36.0% for the three months ended June 30, 2012 and 2011. The effective tax rate varies from the U.S. federal statutory tax rate of 35% principally due to the impact of state and local income taxes and the domestic manufacturers’ deduction.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

The historical results of operations of PCA for the six months ended June 30, 2012 and 2011 are set forth below:

	Six Months Ended June 30,
	2012		2011	Change
(In thousands)
Net sales	$1,383,825		$1,294,981	$88,844

Income from operations	$252,968	(1)	$133,762	$119,206
Interest expense, net	(22,939	)(2)	(13,224)	(9,715)

Income before taxes	230,029		120,538	109,491
Provision for income taxes	(167,031	)(3)	(43,753)	(123,278)

Net income	$62,998	(4)	$76,785	$(13,787)

(1)	Includes income of $95.5 million from the amended 2009 federal income tax return that increased the gallons claimed as alternative fuel mixture credits.
(2)	Includes $3.7 million of pre-tax debt refinancing charges.
(3)	Includes reduced tax benefits of $118.5 million from the amended 2009 federal income tax return that decreased the gallons claimed as cellulosic biofuel producer credits.
(4)	Includes the net impact of the amended 2009 federal income tax return of $23.0 million.

Net Sales

Net sales increased by $88.8 million, or 6.9%, for the six months ended June 30, 2012 from the comparable period in 2011, primarily as a result of higher sales volumes ($97.0 million), partially offset by unfavorable sales price and mix of containerboard and corrugated products to third parties primarily due to lower export pricing ($8.2 million).

Corrugated products shipments for the first half of 2012 increased 7.5% compared to the first half of 2011, both on a total basis and on a shipments-per-workday basis. Total corrugated products volume sold for the six months ended June 30, 2012 increased 1.20 bsf to 17.25 bsf compared to 16.05 bsf for the same period in 2011. The first half of 2012 and 2011 both contained 127 workdays, those days not falling on a weekend or holiday.

Containerboard volume sold to outside domestic and export customers decreased 5.0% for the six months ended June 30, 2012 compared to the same period in 2011 primarily related to the decrease in export sales in second quarter 2012 described above. Containerboard mill production during the first half of 2012 was 1,278,000 tons compared to 1,208,000 tons during the first half of 2011.

Income from Operations

Income from operations increased $119.2 million, from $133.8 million in the first half of 2011 to $253.0 million in the first half of 2012. As noted in Note 14 to the condensed consolidated financial statements, PCA amended its 2009 federal tax return to reallocate gallons between the alternative fuel mixture credits and the cellulosic biofuel producer credits. As a result, income from operations was increased for the six months ended June 30, 2012 by $95.5 million with an offsetting amount recorded in tax expense of $118.5 million.

Excluding special items (as detailed below under “Reconciliations of Non-GAAP Financial Measures to Reported Amounts”), income from operations increased $20.2 million, primarily due to higher sales volume ($24.3 million), and lower costs for energy ($14.4 million) and recycled fiber ($5.8 million). Partially offsetting these items were increased expenses related to depreciation ($7.6 million), transportation ($6.2 million) and medical ($3.6 million) and the unfavorable sales price and mix, primarily related to lower export sales prices ($8.1 million).

Gross profit increased $33.1 million, or 12.3%, for the six months ended June 30, 2012 from the comparable period in 2011, primarily due to the sales volume increases and lower energy costs described above. Gross profit as a percentage of net sales increased to 21.9% of net sales for the first half of 2012 compared to 20.9% in the first half of 2011.

Selling and administrative expenses increased $8.7 million, or 9.0%, for the six months ended June 30, 2012 compared to the same period in 2011, primarily as a result of higher salaries ($5.0 million), related fringe benefits ($1.4 million) and depreciation ($1.8 million).

Corporate overhead increased $2.7 million, or 8.5%, for the first half of 2012 compared to the first half of 2011, primarily due to higher salary and fringe benefits expense ($1.4 million), depreciation ($0.6 million), incentives ($0.3 million) and legal costs ($0.2 million).

Other expense for the six months ended June 30, 2012 decreased $2.0 million or 24.4% compared to the same period in 2011, primarily due to reduced expense related to fixed asset disposals ($1.6 million) and obsolete storeroom items ($1.1 million), partially offset by increased expenses related to legal matters ($0.5 million).

Interest Expense, Net and Income Taxes

Net interest expense increased $9.7 million, or 73.5%, for the six months ended June 30, 2012 from the six months ended June 30, 2011. This increase included a $3.4 million loss from settling the Company’s 2011 treasury lock prior to its maturity (see Note 10 to the condensed consolidated financial statements) and $0.3 million of additional expenses related to the Company’s senior notes issuance completed in June 2012 (see Note 8 to the condensed consolidated financial statements). Excluding these charges, interest expense was $6.0 million higher for the six months ended June 30, 2012 compared to the same period in 2011, primarily as a result of lower capitalized interest ($4.0 million) related to the Counce and Valdosta major energy optimization projects and additional interest expense ($1.5 million) related to PCA’s term loan borrowed in October 2011.

PCA’s effective tax rate was 72.6% for the six months ended June 30, 2012 and 36.3% for the comparable period in 2011. This increase was due to the February 2012 amendment of our 2009 federal income tax return to reallocate gallons of black liquor between the alternative fuel mixture credit and the cellulosic biofuel producer credit. Excluding the impact of the alternative energy tax credits, the 2012 effective rate would have been 36.1% for the six months ended June 30, 2012. The effective tax rate varies from the U.S. federal statutory tax rate of 35% principally due to the impact of the alternative energy credits (in 2012), state and local income taxes and the domestic manufacturers’ deduction. PCA had no material changes to its uncertain tax positions under ASC 740, “Income Taxes,” during the first half of 2012.

Liquidity and Capital Resources

The following table presents a summary of our cash flows for the periods presented:

	Six Months Ended June 30,
	2012	2011	Change
(In thousands)
Net cash provided by (used for):
Operating activities	$150,045	$165,183	$(15,138)
Investing activities	(48,897)	(178,203)	129,306
Financing activities	257,660	(64,355)	322,015

Net increase (decrease) in cash and cash equivalents	$358,808	$(77,375)	$436,183

Operating Activities

Net cash provided by operating activities for the six months ended June 30, 2012 was $150.0 million compared to $165.2 million for the six months ended June 30, 2011, a decrease of $15.1 million, or 9.2%. Cash provided by operating activities before changes in operating assets and liabilities was $238.6 million for the first six months of 2012 compared to $185.7 million for the comparable period in 2011, an increase of $52.9 million that was driven by the stronger operations in 2012 as previously discussed and an additional $16.6 million of alternative energy tax credits used to reduce federal income tax payments during the first six months of 2012. Cash used for operating assets and liabilities totaled $88.6 million for the six month period ended June 30, 2012 compared to $20.6 million for the comparable period in 2011, an increase of $68.0 million. The additional requirements for operating assets and liabilities in 2012 were driven by higher inventory levels to support the higher volumes previously described and reduced accounts payable levels. Cash requirements for operating activities are subject to PCA’s operating needs and the timing of collection of receivables and payments of payables and expenses.

Investing Activities

Net cash used for investing activities for the six months ended June 30, 2012 decreased $129.3 million, or 72.6%, to $48.9 million, compared to the six months ended June 30, 2011. The decrease was related to lower additions to property, plant and equipment of $75.8 million primarily due to reduced spending on the major energy optimization projects that were completed in 2011, and the receipt of $57.4 million in grant proceeds from the U.S. Treasury (see Note 18 to the condensed consolidated financial statements), partially offset by an additional $8.5 million spent on acquisitions in 2012 compared to 2011.

Financing Activities

Net cash provided by financing activities totaled $257.7 million for the six months ended June 30, 2012, compared to net cash used for financing activities of $64.4 million for the comparable period in 2011, a difference of $322.0 million. The difference was primarily attributable to $397.0 million in net proceeds received from the Company’s senior notes issuance that was completed on June 26, 2012, lower repurchases of PCA common stock of $12.1 million and additional proceeds received from stock option exercises and related tax benefits of $5.3 million during the first six months of 2012 compared to the same period in 2011. This was partially offset by a $65.5 million payment to settle a treasury lock on June 26, 2012, $9.9 million in proceeds received from the settlement of treasury locks in February 2011, higher dividends paid of $8.5 million and $7.5 million in term loan principal payments made during the first six months of 2012.

On February 21, 2012, PCA announced that its board of directors authorized an increase in the quarterly dividend from $0.20 to $0.25 per share of its common stock, beginning with the dividend paid on April 13, 2012. The timing and amount of future dividends are subject to the determination of PCA’s board of directors.

PCA’s primary sources of liquidity are net cash provided by operating activities and available borrowing capacity under PCA’s credit facilities. As of June 30, 2012, PCA had $327.7 million in unused borrowing capacity under its existing credit agreements, with $13.3 million of the borrowing capacity used for outstanding letters of credit. Currently, PCA’s primary uses of cash are for operations, capital expenditures, debt service and declared common stock dividends, which it expects to be able to fund from these sources.

The following table provides the outstanding balances, excluding unamortized debt discount, and the weighted average interest rates as of June 30, 2012 for PCA’s revolving credit facility, the receivables credit facility, and the senior notes due in 2018 and 2022. The senior notes due in 2013 that were redeemed on July 26, 2012 are excluded from this table:

Borrowing Arrangement	Balance at June 30, 2012	Weighted Average Interest Rate	Projected Annual Cash Interest Payments
(In thousands)
Revolving Credit Facility	$—	N/A	N/A
Term Loan	142,500	1.75%	$2,487
Receivables Credit Facility	109,000	1.10	1,194
3.90% Senior Notes (due June 15, 2022)	400,000	3.90	15,600
6.50% Senior Notes (due March 15, 2018)	150,000	6.50	9,750

Total	$801,500	3.62%	$29,031

The above table excludes from the projected annual cash interest payments the non-cash expense of $5.7 million from the annual amortization of the treasury locks related to the 6.50% senior notes due 2018 and the 3.90% senior notes due 2022. The amortization is being recognized over the terms of the 6.50% senior notes due 2018 and the 3.90% senior notes due 2022 and is included in interest expense, net.

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

In addition, PCA must maintain a minimum interest coverage ratio and a maximum leverage ratio under its senior revolving credit facility. A failure to comply with the restrictions contained in the revolving credit facility could lead to an event of default, which could result in an acceleration of any outstanding indebtedness and/or prohibit PCA from drawing on the revolving credit facility. Such acceleration may also constitute events of default under the senior notes indentures and the receivables credit facility. As of June 30, 2012, PCA was in compliance with these covenants.

PCA currently expects to incur normal capital expenditures of $110.0 million in 2012, primarily for maintenance capital, cost reduction, business growth and environmental compliance. The Company also expects to spend $50.0 million to $60.0 million for box plant acquisitions, some of which may be used for strategic investments in its existing box plants. As of June 30, 2012, PCA spent $69.3 million for capital expenditures and $35.4 million for box plant acquisitions, and had committed to spend an additional $29.6 million in capital expenditures for the remainder of 2012 and beyond.

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

Contractual Obligations

There have been no material changes to the contractual obligations table disclosed in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2011, with the exception of the maturity of the $400.0 million in senior notes that was extended from August 1, 2013 to June 15, 2022 with the completion of the debt refinancing on July 26, 2012.

Reconciliations of Non-GAAP Financial Measures to Reported Amounts

Income from operations, net income and diluted earnings per share excluding special items are non-GAAP financial measures. Reconciliations of those non-GAAP measures to the most comparable measure reported in accordance with GAAP for the three and six months ended June 30, 2012 and 2011 follow:

	Three Months Ended June 30,
	2012			2011
	Income from Operations	Net Income	Diluted EPS	Income from Operations	Net Income	Diluted EPS
(In millions, except per share amounts)
As reported in accordance with GAAP	$83.9	$45.2	$0.46	$67.9	$39.4	$0.39
Special items:
Debt refinancing charges	—	2.5	0.03	—	—	—
Medical benefits reserve adjustment	—	—	—	(1.6)	(1.0)	(0.01)
Asset disposal charges	—	—	—	1.9	1.2	0.01

Total special items	—	2.5	0.03	0.3	0.2	—

Excluding special items	$83.9	$47.7	$0.49	$68.2	$39.6	$0.39

	Six Months Ended June 30,
	2012			2011
	Income from Operations	Net Income	Diluted EPS	Income from Operations	Net Income	Diluted EPS
(In millions, except per share amounts)
As reported in accordance with GAAP	$253.0	$63.0	$0.65	$133.8	$76.8	$0.76
Special items:
Debt refinancing charges	—	2.5	0.03	—	—	—
Alternative energy tax credits (a)	(95.5)	23.0	0.24	—	—	—
Medical benefits reserve adjustment	—	—	—	(1.6)	(1.0)	(0.01)
Asset disposal charges	—	—	—	5.1	3.3	0.03

Total special items	(95.5)	25.5	0.26	3.5	2.3	0.02

Excluding special items	$157.5	$88.5	$0.91	$137.3	$79.1	$0.78

Note: The sum of the diluted EPS may not equal the total for the respective period’s diluted EPS due to rounding.

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

The interest rates on $251.5 million of PCA’s debt are based on LIBOR and are variable. A one percent increase in interest rates related to variable rate debt would have resulted in an increase in interest expense and a corresponding decrease in income before taxes of $2.5 million annually. In the event of a change in interest rates, management could take actions to mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in PCA’s financial structure.

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

Impact of Inflation

PCA does not believe that inflation has had a material impact on its financial position or results of operations during the three- and six-month periods ending June 30, 2012 and 2011.

Off-Balance Sheet Arrangements

PCA does not have any off-balance sheet arrangements as of June 30, 2012 that would require disclosure under SEC FR-67, “Disclosure in Management’s Discussion and Analysis about Off-Balance Sheet Arrangement and Aggregate Contractual Obligations.”

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

PCA has included in its Annual Report on Form 10-K for the year ended December 31, 2011, a discussion of its critical accounting policies which it believes affect its more significant judgments and estimates used in the preparation of its consolidated financial statements. PCA has not made any changes in any of these critical accounting policies during the first six months of 2012.

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

Prior to filing this report, PCA completed an evaluation under the supervision and with the participation of PCA’s management, including PCA’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of PCA’s disclosure controls and procedures as of June 30, 2012. The evaluation of PCA’s disclosure controls and procedures included a review of the controls’ objectives and design, PCA’s implementation of the controls and the effect of the controls on the information generated for use in this report. Based on this evaluation, PCA’s Chief Executive Officer and Chief Financial Officer concluded that PCA’s disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2012.

During the quarter ended June 30, 2012, there were no changes in internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, PCA’s internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table summarizes the Company’s stock repurchases in the second quarter of 2012:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that may yet be Purchased Under the Plan or Program
				(In thousands)
April 1, 2012 to April 30, 2012	—	$—	—	$127,815
May 1, 2012 to May 31, 2012	50,000	26.84	50,000	126,473
June 1, 2012 to June 30, 2012	321,322	27.18	321,322	117,740

Total	371,322	$27.13	371,322	$117,740

During the second quarter 2012, the Company repurchased 371,322 shares of common stock for $10.1 million, or $27.13 per share, under the $150 million of authorization approved by the board of directors and announced on December 14, 2011. All repurchased shares were retired prior to June 30, 2012. As of June 30, 2012, $117.7 million of such authorization remained available for repurchase of the Company’s common stock.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Not Used.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

4.1	Officers’ Certificate and 3.90% Senior Notes due 2022. (Incorporated herein by reference to Exhibit 4.2 to PCA’s Current Report on Form 8-K filed June 26, 2012, File No. 1-15399.)

31.1	Certification of Chief Executive Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial information from Packaging Corporation of America’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at June 30, 2012 and December 31, 2011, (ii) Condensed Consolidated Statements of Income for the three and six months ended June 30, 2012 and 2011, (iii) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011, and (iv) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACKAGING CORPORATION OF AMERICA (Registrant)

By:	/S/ MARK W. KOWLZAN
Chief Executive Officer

By:	/S/ RICHARD B. WEST
Senior Vice President and Chief Financial Officer

Date: August 7, 2012