Form 10-Q
period 2012-09-30
PACKAGING CORP OF AMERICA
filed 2012-11-06
CIK 75677

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2012

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

As of November 2, 2012, the Registrant had outstanding 98,201,774 shares of common stock, par value $0.01 per share.

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements.

Packaging Corporation of America

Condensed Consolidated Balance Sheets

	September 30, 2012	December 31, 2011
	(Unaudited)	(Audited)
(In thousands, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$140,906	$156,313
Accounts receivable, net of allowance for doubtful accounts and customer deductions of $5,494 and $5,034 as of September 30, 2012 and December 31, 2011, respectively	379,675	319,988
Inventories	260,772	254,675
Prepaid expenses and other current assets	27,023	18,298
Federal and state income taxes receivable	82,576	—
Deferred income taxes	33,881	62,789

Total current assets	924,833	812,063
Property, plant and equipment, net	1,376,457	1,476,654
Goodwill	71,555	58,214
Other intangible assets, net	34,758	25,042
Other long-term assets	47,547	40,526

Total assets	$2,455,150	$2,412,499

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$15,000	$15,000
Capital lease obligations	949	718
Accounts payable	147,308	154,855
Dividends payable	24,578	19,680
Accrued interest	4,672	12,584
Federal and state income taxes payable	—	10,404
Accrued liabilities	114,750	163,259

Total current liabilities	307,257	376,500
Long-term liabilities:
Long-term debt	782,370	793,448
Capital lease obligations	25,151	21,114
Deferred income taxes	135,361	11,924
Pension and postretirement benefit plans	134,049	148,686
Cellulosic biofuel tax reserve	102,051	102,051
Other long-term liabilities	28,815	29,866

Total long-term liabilities	1,207,797	1,107,089
Stockholders’ equity:
Common stock, par value $0.01 per share, 300,000,000 shares authorized, 98,075,652 and 98,324,974 shares issued as of September 30, 2012 and December 31, 2011, respectively	981	983
Additional paid in capital	370,905	351,804
Retained earnings	670,178	673,960
Accumulated other comprehensive loss, net of tax:
Unrealized loss on treasury locks, net	(32,510)	(23,289)
Unrealized loss on foreign currency exchange contracts	(398)	(413)
Unfunded employee benefit obligations	(69,060)	(74,076)

Total accumulated other comprehensive loss	(101,968)	(97,778)
Common stock held in treasury, at cost (2,355 shares as of December 31, 2011)	—	(59)

Total stockholders’ equity	940,096	928,910

Total liabilities and stockholders’ equity	$2,455,150	$2,412,499

See notes to condensed consolidated financial statements.

Packaging Corporation of America

Condensed Consolidated Statements of Income and Comprehensive Income

(Unaudited)

	Three Months Ended September 30,
	2012	2011
(In thousands, except per share amounts)
Statement of Income:
Net sales	$723,473	$670,824
Cost of sales	(560,921)	(533,077)

Gross profit	162,552	137,747
Selling and administrative expenses	(51,529)	(48,914)
Corporate overhead	(16,990)	(16,424)
Other expense, net	(1,961)	(1,229)

Income from operations	92,072	71,180
Interest expense, net	(30,590)	(6,727)

Income before taxes	61,482	64,453
Provision for income taxes	(21,691)	(22,676)

Net income	$39,791	$41,777

Weighted average common shares outstanding:
Basic	96,360	99,020
Diluted	97,349	100,030
Net income per common share:
Basic	$0.41	$0.42

Diluted	$0.41	$0.42

Dividends declared per common share	$0.25	$0.20

Statement of Comprehensive Income:
Net income	$39,791	$41,777
Other comprehensive income (loss), net of tax:
Fair value adjustments to cash flow hedges	—	(25,468)
Reclassification adjustment for cash flow hedges included in net income	(605)	(283)
Amortization of pension and postretirement plans actuarial loss and prior service cost	1,672	951

Other comprehensive income (loss)	1,067	(24,800)

Comprehensive income	$40,858	$16,977

See notes to condensed consolidated financial statements.

Packaging Corporation of America

Condensed Consolidated Statements of Income and Comprehensive Income

(Unaudited)

	Nine Months Ended September 30,
	2012	2011
(In thousands, except per share amounts)
Statement of Income:
Net sales	$2,107,298	$1,965,805
Cost of sales	(1,641,619)	(1,558,016)

Gross profit	465,679	407,789
Selling and administrative expenses	(156,339)	(145,058)
Corporate overhead	(51,614)	(48,329)
Alternative fuel mixture credits	95,500	—
Other expense, net	(8,186)	(9,460)

Income from operations	345,040	204,942
Interest expense, net	(53,529)	(19,951)

Income before taxes	291,511	184,991
Provision for income taxes	(188,722)	(66,429)

Net income	$102,789	$118,562

Weighted average common shares outstanding:
Basic	96,408	99,945
Diluted	97,520	101,030
Net income per common share:
Basic	$1.07	$1.19

Diluted	$1.05	$1.17

Dividends declared per common share	$0.75	$0.60

Statement of Comprehensive Income:
Net income	$102,789	$118,562
Other comprehensive income (loss), net of tax:
Fair value adjustments to cash flow hedges	(10,183)	(19,746)
Reclassification adjustment for cash flow hedges included in net income	977	(846)
Amortization of pension and postretirement plans actuarial loss and prior service cost	5,016	2,853

Other comprehensive loss	(4,190)	(17,739)

Comprehensive income	$98,599	$100,823

See notes to condensed consolidated financial statements.

Packaging Corporation of America

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2012	2011
(In thousands)
Cash Flows from Operating Activities:
Net income	$102,789	$118,562
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	127,994	121,033
Amortization of financing costs	912	361
Amortization of net loss on treasury lock	1,574	(1,385)
Share-based compensation expense	8,477	7,191
Deferred income tax provision	31,445	21,377
Cellulosic biofuel producer credit reduction	142,251	—
Alternative fuel mixture credits	(72,436)	—
Loss on disposals of property, plant and equipment	4,668	6,970
Loss on early extinguishment of debt	21,296	—
Pension and postretirement benefits	(7,775)	2,619
Other, net	(3,354)	(3,752)
Changes in operating assets and liabilities, excluding effects of acquisitions:
Increase in assets —
Accounts receivable	(52,528)	(39,374)
Inventories	(4,217)	(1,346)
Prepaid expenses and other current assets	(8,587)	(5,269)
Increase (decrease) in liabilities —
Accounts payable	(10,650)	22,474
Accrued liabilities	(30,048)	(12,644)

Net cash provided by operating activities	251,811	236,817

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(94,396)	(214,958)
Treasury grant proceeds	57,399	—
Acquisitions of businesses	(35,393)	(35,643)
Additions to other long term assets	(1,181)	(10,973)
Proceeds from disposals of property, plant and equipment	25	427

Net cash used for investing activities	(73,546)	(261,147)

Cash Flows from Financing Activities:
Proceeds from long-term debt	397,044	—
Payments on long-term debt	(433,202)	(498)
Financing costs paid	(821)	—
Settlement of treasury lock	(65,500)	9,910
Common stock dividends paid	(68,776)	(56,053)
Repurchases of common stock	(41,524)	(93,425)
Proceeds from exercise of stock options	16,121	6,870
Excess tax benefits from share-based awards	2,986	1,087

Net cash used for financing activities	(193,672)	(132,109)

Net decrease in cash and cash equivalents	(15,407)	(156,439)
Cash and cash equivalents, beginning of period	156,313	196,556

Cash and cash equivalents, end of period	$140,906	$40,117

See notes to condensed consolidated financial statements.

Packaging Corporation of America

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2012

1. Basis of Presentation

The condensed consolidated financial statements as of September 30, 2012 and 2011 of Packaging Corporation of America (“PCA” or the “Company”) and for the three- and nine-month periods then ended are unaudited but include all adjustments (consisting only of normal recurring adjustments) that management considers necessary for a fair presentation of such financial statements. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with Article 10 of SEC Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete audited financial statements. Operating results for the period ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. These condensed consolidated financial statements should be read in conjunction with PCA’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

Recent Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2012-02, “Intangibles — Goodwill and Other (Topic 350) — Testing Indefinite-Lived Intangible Assets for Impairment.” The amendments in this ASU allow an entity to first assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test. An entity would not be required to calculate the fair value of an indefinite-lived intangible asset unless the entity determines, based on a qualitative assessment, that it is more likely than not that the indefinite-lived intangible asset is impaired. The amendments in this ASU are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The Company will comply with the provisions of ASU 2012-02 upon its adoption on January 1, 2013.

In December 2011, the FASB issued ASU 2011-12, “Comprehensive Income (Topic 220) – Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” This ASU effectively defers only those changes in Update 2011-05 as discussed below that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income and gives the FASB additional time to redeliberate the presentation requirements for reclassification adjustments. The amendments in this ASU are effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company has complied with the provisions of ASU 2011-12 upon its adoption on January 1, 2012.

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

3. Earnings Per Share

The following table sets forth the computation of basic and diluted income per common share for the periods presented.

	Three Months Ended September 30,
	2012	2011
(In thousands, except per share data)
Numerator:
Net income	$39,791	$41,777
Denominator:
Basic common shares outstanding	96,360	99,020
Effect of dilutive securities:
Stock options and unvested restricted stock	989	1,010

Diluted common shares outstanding	97,349	100,030

Basic income per common share	$0.41	$0.42
Diluted income per common share	$0.41	$0.42

	Nine Months Ended September 30,
	2012	2011
(In thousands, except per share data)
Numerator:
Net income	$102,789	$118,562
Denominator:
Basic common shares outstanding	96,408	99,945
Effect of dilutive securities:
Stock options and unvested restricted stock	1,112	1,085

Diluted common shares outstanding	97,520	101,030

Basic income per common share	$1.07	$1.19
Diluted income per common share	$1.05	$1.17

Options to purchase 0.2 million shares for the three-month period ended September 30, 2011 were not included in the computation of diluted shares outstanding as their exercise price exceeded the average market price of the Company’s common stock for the respective reporting period. All outstanding options to purchase shares for the remaining periods presented were included in the computation of diluted common shares outstanding.

4. Stock-Based Compensation

In October 1999, the Company adopted a long-term equity incentive plan, which allows for grants of stock options, stock appreciation rights, restricted stock and performance awards to directors, officers and employees of PCA, as well as others who engage in services for PCA. Restricted stock awards granted to officers and employees generally vest at the end of a four-year period, and restricted stock awards granted to directors vest immediately. The Company has not granted any option awards since 2007. The plan, which will terminate on October 19, 2014, provides for the issuance of up to 8,550,000 shares of common stock over the life of the plan. As of September 30, 2012, options and restricted stock for 8,043,988 shares have been granted, net of forfeitures. Forfeitures are added back to the pool of shares of common stock available to be granted at a future date.

A summary of the Company’s stock option activity and related information follows:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
				(In thousands)
Outstanding at December 31, 2011	1,224,699	$21.64
Exercised	(771,809)	20.88
Forfeited	(1,250)	23.09

Outstanding and exercisable at September 30, 2012	451,640	$22.95	1.3	$6,030

The total intrinsic value of options exercised during the three months ended September 30, 2012 and 2011 was $2.6 million and $0.1 million, respectively, and during the nine months ended September 30, 2012 and 2011 was $7.0 million and $2.7 million, respectively. As of September 30, 2012, there is no unrecognized compensation cost related to stock option awards granted under the Company’s equity incentive plan as all outstanding awards have vested.

A summary of the Company’s restricted stock activity follows:

	2012		2011
	Shares	Fair Market Value at Date of Grant	Shares	Fair Market Value at Date of Grant
(Dollars in thousands)
Restricted stock at January 1	1,817,745	$40,655	1,478,000	$30,600
Granted	394,928	10,846	575,694	16,005
Vested	(405,309)	(9,185)	(219,469)	(5,608)
Cancellations	(8,945)	(188)	(4,340)	(96)

Restricted stock at September 30	1,798,419	$42,128	1,829,885	$40,901

Compensation expense for restricted stock recognized in the condensed consolidated statements of income for the three- and nine-month periods ended September 30, 2012 and 2011 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
(In thousands)
Impact on income before income taxes	$(2,746)	$(2,487)	$(8,477)	$(7,191)
Income tax benefit	1,068	968	3,296	2,798

Impact on net income	$(1,678)	$(1,519)	$(5,181)	$(4,393)

The fair value of restricted stock is determined based on the closing price of the Company’s common stock on the grant date.

The Company generally recognizes compensation expense associated with restricted stock awards ratably over their vesting periods. As PCA’s Board of Directors has the ability to accelerate vesting of restricted stock upon an employee’s retirement, the Company accelerates the recognition of compensation expense for certain employees approaching normal retirement age. As of September 30, 2012, there was $24.0 million of total unrecognized compensation costs related to restricted stock awards. The Company expects to recognize the cost of these stock awards over a weighted-average period of 2.7 years.

5. Inventories

The components of inventories are as follows:

	September 30, 2012	December 31, 2011
(In thousands)		(Audited)
Raw materials	$124,935	$126,489
Work in process	8,894	7,610
Finished goods	77,494	74,391
Supplies and materials	116,469	115,541

Inventories at FIFO or average cost	327,792	324,031
Excess of FIFO or average cost over LIFO cost	(67,020)	(69,356)

Inventories, net	$260,772	$254,675

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

6. Goodwill and Other Intangible Assets

Goodwill

Changes in the carrying amount of goodwill for the period ended September 30, 2012 are as follows:

(In thousands)
Balance as of December 31, 2011	$58,214
Acquisition	14,098
Adjustments related to purchase accounting	(757)

Balance at September 30, 2012	$71,555

The components of other intangible assets are as follows:

	Weighted Average Life	As of September 30, 2012		As of December 31, 2011
		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
(In thousands)				(Audited)
Customer relationships	18.2 years	$44,161	$9,886	$32,520	$7,771
Other	3.0 years	695	212	349	56

Total other intangible assets		$44,856	$10,098	$32,869	$7,827

See Note 17 for further discussion regarding acquisitions.

7. Employee Benefit Plans and Other Postretirement Benefits

For the three- and nine-month periods ended September 30, 2012 and 2011, net pension costs were comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
(In thousands)
Components of Net Pension Costs
Service cost for benefits earned during the year	$5,606	$4,952	$16,818	$14,856
Interest cost on accumulated benefit obligation	3,700	3,368	11,100	10,105
Expected return on assets	(3,027)	(3,386)	(9,081)	(10,158)
Net amortization of unrecognized amounts
Prior service cost	1,498	1,446	4,495	4,337
Actuarial loss	1,229	103	3,687	308

Net pension costs	$9,006	$6,483	$27,019	$19,448

The Company makes pension plan contributions that are sufficient to fund its actuarially determined costs, generally equal to the minimum amounts required by the Employee Retirement Income Security Act (ERISA). However, from time to time the Company may make discretionary contributions in excess of the required minimum amounts. The Company contributed $35.9 million to the pension plans through September 30, 2012 and does not expect to make any additional contributions during the fourth quarter of 2012.

For the three- and nine-month periods ended September 30, 2012 and 2011, net postretirement costs were comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
(In thousands)
Components of Net Postretirement Costs
Service cost for benefits earned during the year	$464	$400	$1,392	$1,199
Interest cost on accumulated benefit obligation	310	297	931	892
Net amortization of unrecognized amounts
Prior service cost	(104)	(104)	(314)	(312)
Actuarial loss	113	112	339	337

Net postretirement costs	$783	$705	$2,348	$2,116

8. Debt

A summary of debt is set forth in the following table:

	September 30, 2012	December 31, 2011
(In thousands)		(Audited)
Receivables credit facility, effective interest rate of 1.06% and 1.15% as of September 30, 2012 and December 31, 2011, respectively, due October 11, 2014	$109,000	$109,000
Senior credit facility — Term loan, effective interest rate of 1.72% and 2.08% as of September 30, 2012 and December 31, 2011, respectively, due October 11, 2016	138,750	150,000
Senior notes, net of discount of $514 as of December 31, 2011, interest at 5.75% payable semi-annually, due August 1, 2013, redeemed July 26, 2012	—	399,486
Senior notes, net of discount of $34 and $38 as of September 30, 2012 and December 31, 2011, interest at 6.50% payable semi-annually, due March 15, 2018	149,966	149,962
Senior notes, net of discount of $346 as of September 30, 2012 , interest at 3.90% payable semi-annually, due June 15, 2022	399,654	—

Total	797,370	808,448
Less current portion	15,000	15,000

Total long-term debt	$782,370	$793,448

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

9. Transfers of Financial Assets

PCA has an on-balance sheet securitization program for its trade accounts receivable that is accounted for as a secured borrowing under ASC 860, “Transfers and Servicing.” To effectuate this program, the Company formed a wholly owned, limited-purpose subsidiary, Packaging Credit Company, LLC (“PCC”), which in turn formed a wholly owned, bankruptcy-remote, special-purpose subsidiary, Packaging Receivables Company, LLC (“PRC”), for the purpose of acquiring receivables from PCC. Both of these entities are included in the consolidated financial statements of the Company. Under this program, PCC purchases on an ongoing basis substantially all of the receivables of the Company and sells such receivables to PRC. PRC and lenders established a $200.0 million receivables-backed revolving credit facility (“Receivables Credit Facility”) through which PRC obtains funds to purchase receivables from PCC. The receivables purchased by PRC are solely the property of PRC. In the event of liquidation of PRC, the creditors of PRC would be entitled to satisfy their claims from PRC’s assets prior to any distribution to PCC or the Company. Credit available under the receivables credit facility is on a borrowing-base formula. As a result, the full amount of the facility may not be available at all times. At September 30, 2012, $109.0 million was outstanding and included in “Long-term debt” on the condensed consolidated balance sheet. Substantially all accounts receivable at September 30, 2012 have been sold to PRC and are included in “Accounts receivable, net of allowance for doubtful accounts and customer deductions” on the condensed consolidated balance sheet.

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

During the third quarter of 2012, the Company recorded a $2.2 million settlement gain in interest expense from the 2003 interest rate protection agreement that was written off due to the redemption of the 5.75% notes on July 26, 2012.

At September 30, 2012, the Company did not have any interest rate protection agreements outstanding.

Foreign Currency Exchange Rate Risk

In connection with the energy projects at its Valdosta, Georgia mill and Counce, Tennessee mill, the Company entered into foreign currency forward contracts in 2009 and 2010 to hedge its exposure to forecasted purchases of machinery and equipment denominated in foreign currencies. The foreign currency forward contracts were properly documented and designated as cash flow hedges at inception. By the end of 2011, all contracts had been settled for a loss of $0.7 million. The loss was recorded in accumulated OCI and is being amortized into cost of sales over the lives of the respective machinery and equipment. At September 30, 2012, the Company did not have any foreign currency forward contracts outstanding.

Derivative Instruments

The impact of derivative instruments on the condensed consolidated statements of income and accumulated other comprehensive income (“OCI”) is as follows:

	Amount of Net Gain (Loss) Recognized in Accumulated OCI (Effective Portion)
	Sept. 30, 2012	Dec. 31, 2011
(In thousands)		Audited
Treasury locks, net of tax	$(32,510)	$(23,289)
Foreign currency exchange contracts, net of tax	(398)	(413)

Total	$(32,908)	$(23,702)

	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	Three Months Ended September 30,		Nine Months Ended September 30,
Location	2012	2011	2012	2011
(In thousands)
Amortization of treasury locks (included in interest expense, net)	$998	$461	$1,849	$1,385
Amortization of foreign currency forward contracts (included in cost of sales)	(9)	2	(26)	2

The net amount of settlement gains or losses on derivative instruments included in accumulated OCI to be amortized over the next 12 months is a net loss of $5.7 million ($3.6 million after tax).

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

A summary of financial instruments recognized at fair value on a recurring basis follows:

(In thousands)	Total	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Unobservable inputs (Level 3)
September 30, 2012
Cash and Cash Equivalents
Cash	$500	$500	$—	$—
Money market funds	140,406	140,406	—	—
December 31, 2011 (Audited)
Cash and Cash Equivalents
Cash	$499	$499	$—	$—
Money market funds	155,814	155,814	—	—
Accrued Liabilities
Treasury lock	48,829	—	48,829	—

PCA values its financial instruments using the market approach. No financial instruments were recognized using unobservable inputs.

There were no changes in the Company’s valuation techniques used to measure fair values on a recurring basis since December 31, 2011. PCA had no assets or liabilities that were measured on a nonrecurring basis.

Other Fair Value Measurements

Long-term debt and the current maturities of long-term debt had a carrying value of $797.4 million and a fair value of $829.8 million at September 30, 2012 compared to $808.4 million and $856.9 million, respectively, at December 31, 2011. The fair value of the Company’s senior notes is determined based on quoted market prices. The carrying value of the Company’s variable rate debt approximates its market value due to the variable interest-rate feature of the instrument. These are considered Level 2 fair value measurements.

12. Environmental Liabilities

The potential costs for various environmental matters are uncertain due to such factors as the unknown magnitude of possible cleanup costs, the complexity and evolving nature of governmental laws and regulations and their interpretations, and the timing, varying costs and effectiveness of alternative cleanup technologies. From 1994 through September 30, 2012, remediation costs at PCA’s mills and corrugated plants totaled approximately $3.2 million. As of September 30, 2012, the Company maintained an environmental reserve of $11.3 million relating to on-site landfills and surface impoundments as well as ongoing and anticipated remedial projects. Liabilities recorded for environmental contingencies are estimates of the probable costs based upon available information and assumptions. Because of these uncertainties, PCA’s estimates may change. As of the date of this filing, the Company believes that it is not reasonably possible that future environmental expenditures for remediation costs and asset retirement obligations above the $11.3 million accrued as of September 30, 2012 will have a material impact on its financial condition, results of operations, or cash flows.

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

On December 14, 2011, the Company announced that its Board of Directors had authorized the repurchase of an additional $150.0 million of the Company’s outstanding common stock. During the first nine months of 2012, the Company repurchased 1,369,196 shares of common stock for $40.5 million, or $29.56 per share, under this authorization. All repurchased shares were retired prior to September 30, 2012. As of September 30, 2012, $109.5 million of the $150.0 million authorization remained available for repurchase of the Company’s common stock.

14. Alternative Energy Tax Credits

The Company generates black liquor as a by-product of its pulp manufacturing process. When black liquor is mixed with diesel, it is considered an alternative fuel that was eligible for a $0.50 per gallon refundable alternative fuel mixture credit through December 31, 2009. Black liquor is also eligible for a $1.01 per gallon taxable cellulosic biofuel producer credit for gallons produced in 2009. In an IRS memorandum released in 2010, the IRS concluded that a black liquor producer may claim the alternative fuel mixture credit and the cellulosic biofuel producer credit in the same taxable year for different volumes of black liquor (the same gallon of fuel cannot receive both credits but can be claimed as either an alternative fuel mixture credit or a cellulosic biofuel producer credit).

During the fourth quarter of 2010 the Company determined that its proprietary biofuel process at its Filer City, Michigan mill would likely qualify for the 2009 cellulosic biofuel producer credit. The Company amended the 2009 federal return in December 2010 to claim these gallons, resulting in $107.0 million of cellulosic biofuel producer credits. Due to the unique and proprietary nature of the Filer City mill process, IRS guidelines do not specifically address the process and uncertainty exists as to its eligibility for the cellulosic biofuel credit. As a result, the Company increased the reserve for uncertain tax positions under ASC 740, “Income Taxes,” by $102.0 million, which resulted in a net benefit of $5.0 million recorded during the fourth quarter of 2010.

On February 3, 2012, PCA again amended its 2009 federal income tax return to reduce the gallons claimed as cellulosic biofuel producer credits previously recorded as a tax benefit and to increase the gallons claimed as alternative fuel mixture credits previously recorded as income. The total number of gallons of black liquor remained the same. The increase in gallons claimed as alternative fuel mixture credits resulted in income of $95.5 million recorded in “Alternative fuel mixture credits,” and the decrease in gallons claimed as cellulosic biofuel producer credits resulted in a decrease in tax benefits of $118.5 million recorded in “Provision for income taxes” in the accompanying condensed consolidated statement of income. The net impact of these changes resulted in a non-cash, after-tax charge of $23.0 million recorded in the first quarter of 2012.

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

As of September 30, 2012, including the reserve for uncertain tax positions, PCA had as much as $78.7 million of alternative energy tax credits to be used to offset future tax payments.

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

16. Valdosta Mill Fire Insurance Recovery

On April 4, 2011, the Company’s Valdosta, Georgia mill had a fire in the turbine generator room. The fire resulted in production and sales volume losses of 11,000 tons and significant repair and demolition expenses to affected buildings and equipment. PCA is insured for the lost production, replacement value of destroyed assets, and related expenses, subject to a $3.0 million deductible. The Company filed an insurance claim for the total cost of the fire and received $9.4 million, net of the $3.0 million deductible, for losses incurred and capital expenditures during 2011. During the first nine months of 2012, the Company received an additional $1.4 million in insurance proceeds for capital expenditures which is included in net cash used for investing activities based on the nature of the reimbursement.

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

On September 10, 2011, the Company acquired the assets of Packaging Materials Company, a corrugated products manufacturer located near Huntsville, Alabama, for $8.6 million. Sales and total assets of the acquisition were not material to the Company’s overall sales and total assets prior to the acquisition. Operating results of the acquisition subsequent to September 10, 2011 are included in the Company’s operating results. The Company has allocated the purchase price to the assets acquired and liabilities assumed, of which $1.5 million has been allocated to goodwill (which is deductible for tax purposes).

On November 30, 2011, PCA acquired the assets of Colorado Container, a corrugated products manufacturer located in Denver, Colorado, for $21.8 million. Sales and total assets of the acquisition were not material to PCA’s overall sales and total assets prior to the acquisition. Operating results of the acquisition subsequent to November 30, 2011 are included in the Company’s operating results. The Company has allocated the purchase price to the assets acquired and liabilities assumed, of which $5.8 million has been allocated to goodwill (which is deductible for tax purposes), $5.8 million to customer relationships (to be amortized over a life of ten years) and $0.2 million to other intangible assets (to be amortized over a life of three years).

On March 16, 2012, PCA acquired the assets of Packaging Specialists, a corrugated products manufacturer located near Pittsburgh, Pennsylvania, for $35.4 million. Sales and total assets of the acquisition were not material to PCA’s overall sales and total assets prior to the acquisition. Operating results of the acquisition subsequent to March 16, 2012 are included in the Company’s operating results. The Company has allocated the purchase price to the assets acquired and liabilities assumed based on preliminary estimates, of which $14.1 million has been allocated to goodwill (which is deductible for tax purposes), $11.4 million to customer relationships (to be amortized over a life of ten years) and $0.3 million to other intangible assets (to be amortized over a life of three years).

18. U.S. Treasury Grant

On April 5, 2012, PCA’s application for a U.S. Treasury Section 1603 Grant for Specified Energy property was approved for the Valdosta energy project. The Company received the grant proceeds of $57.4 million on April 11, 2012 and recorded the proceeds as a reduction to the cost of the related property, plant and equipment. These proceeds will be amortized ratably over the estimated useful lives of the related equipment.

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

Industry Conditions

As reported by the Fibre Box Association, industry-wide shipments of corrugated products decreased 1.4% for the three months ended September 30, 2012 compared to the same period in 2011. Reported industry containerboard production for the three months ended September 30, 2012 decreased 1.3% compared to the same period in 2011, and reported industry containerboard inventories at the end of the third quarter of 2012 were approximately 2.1 million tons. Reported industry shipments to export markets increased 3.4% for the third quarter of 2012 compared to the third quarter of 2011. Published prices for containerboard reported in industry publications increased $50 per ton in September 2012.

PCA Operations Summary

During the third quarter of 2012, we produced approximately 670,000 tons of containerboard at our mills and sold about 8.6 billion square feet (“bsf”) of corrugated products. Our corrugated products shipments-per-workday for the third quarter of 2012 were up 5.7% compared to the third quarter of 2011. Containerboard volume sold to domestic and export customers for the three months ended September 30, 2012 increased 6.6% compared to the same period in 2011.

Published recycled fiber prices for old corrugated containers (OCC) reported in industry publications were down about 40% compared to the third quarter 2011 average price. Our energy, chemicals and maintenance costs in the third quarter of 2012 were lower than the comparable period in 2011 largely due to the impact of our recently completed major energy projects at our Counce, Tennessee and Valdosta, Georgia linerboard mills. Wood fiber costs increased slightly compared to both second quarter 2012 and third quarter 2011. Transportation costs were essentially unchanged compared to last year’s third quarter.

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

On June 26, 2012, we issued $400.0 million of new 3.90% senior notes due 2022 in a registered public offering in order to refinance our outstanding $400.0 million of 5.75% senior notes due August 1, 2013. We completed the redemption of the old 5.75% notes on July 26, 2012 for $432.5 million (which included $11.2 million of accrued interest on the old notes through the date of redemption), using the proceeds of the offering of the new 3.90% notes and cash on hand. In connection with the refinancing, we incurred $2.5 million of after-tax refinancing charges during the second quarter primarily due to settling an interest rate protection agreement prior to its maturity. We also recorded an additional $13.5 million after-tax charge in the third quarter, primarily as a result of the premium associated with the early redemption of the old notes. We paid $65.5 million during the second quarter of 2012 to settle an interest rate protection agreement that we entered into in August 2011 relating to the ten-year treasury security. The effective portion of this settlement is recorded in “Accumulated Other Comprehensive Income (Loss)” on the balance sheet and will be amortized as interest expense over the ten-year term of the new notes. For further information, please see Notes 8 and 10 to the condensed consolidated financial statements included in this report.

Excluding debt refinancing charges of $13.5 million, or $0.14 per share, we earned net income of $53.3 million ($0.55 per diluted share) in the third quarter of 2012 compared with $42.8 million ($0.43 per diluted share) in the third quarter of 2011, excluding a charge of $1.0 million ($0.01 per diluted share) for energy project asset disposals. Management excludes special items and uses these measures to focus on PCA’s on-going operations and assess its operating performance and believes that it is useful to investors because it enables them to perform meaningful comparisons of past and present operating results. Reconciliations to the most comparable measure reported in accordance with GAAP are included elsewhere in this section under “Reconciliations of Non-GAAP Financial Measures to Reported Amounts.”

PCA implemented a $50 per ton domestic containerboard price increase during the third quarter and is currently in the process of implementing a corresponding price increase for corrugated products, which it expects to essentially complete in the fourth quarter. PCA expects higher fourth quarter earnings from our announced price increases, but an entire quarter’s earnings benefit from these price increases will not be fully realized until the first quarter of 2013. The earnings improvement from higher prices in the fourth quarter is expected to be partially offset by seasonally higher costs due, in part, to colder weather. Considering these items, we expect our fourth quarter earnings to be higher than our third quarter 2012 earnings.

Results of Operations

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

The historical results of operations of PCA for the three months ended September 30, 2012 and 2011 are set forth below:

	Three Months Ended September 30,
	2012		2011	Change
(In thousands)
Net sales	$723,473		$670,824	$52,649

Income from operations	$92,072		$71,180	$20,892
Interest expense, net	(30,590	)(1)	(6,727)	(23,863)

Income before taxes	61,482		64,453	(2,971)
Provision for income taxes	(21,691)		(22,676)	985

Net income	$39,791		$41,777	$(1,986)

(1)	Includes $21.1 million of pre-tax debt refinancing charges.

Net Sales

Net sales increased by $52.6 million, or 7.8%, for the three months ended September 30, 2012 from the comparable period in 2011, primarily as a result of higher sales volumes ($53.8 million), partially offset by unfavorable sales price and mix of containerboard to third parties primarily due to lower export pricing ($1.2 million).

Corrugated products shipments for the third quarter increased 5.7% compared to the third quarter of 2011 on a shipments-per-workday basis. Total corrugated products volume sold for the three months ended September 30, 2012 increased 4.0% over last year. The difference in the percentage increase between the total shipments increase and the increase on a per workday basis is that the third quarter of 2012 contained one less workday, those days not falling on a weekend or holiday, than the same period in 2011. Third quarter 2012 contained 63 workdays compared to 64 workdays in third quarter 2011.

Containerboard volume sold to outside domestic and export customers for the three months ended September 30, 2012 increased 6.6% in the third quarter of 2012 compared to the same period in 2011, reflecting increased export sales. Containerboard mill production during the third quarter was 670,000 tons compared to 650,000 tons during the third quarter of 2011.

Income from Operations

Income from operations increased $20.9 million, or 29.4%, for the three months ended September 30, 2012 compared to the three months ended September 30, 2011, driven by increased volume ($11.0 million) and lower costs for energy ($7.8 million), recycled fiber ($6.3 million) and chemicals ($3.0 million). These improvements were partially offset by higher expenses for labor ($1.1 million), fringe benefits including medical and pension costs ($3.3 million), depreciation ($1.8 million), and the unfavorable sales price and mix, primarily due to lower export pricing ($1.2 million). Income from operations was not impacted by any special items during the third quarter of 2012.

Gross profit increased $24.8 million, or 18.0%, for the three months ended September 30, 2012 from the comparable period in 2011. Gross profit as a percentage of net sales increased to 22.5% for third quarter 2012 compared to 20.5% in third quarter 2011 primarily attributable to the volume increases and lower energy costs previously described.

Selling and administrative expenses increased $2.6 million, or 5.3%, for the three months ended September 30, 2012 compared to the same period in 2011, primarily as a result of increased salary costs ($1.8 million) and related fringe benefits ($0.7 million).

Corporate overhead increased $0.6 million, or 3.4%, for the three months ended September 30, 2012 compared to the third quarter of 2011, primarily due to increased salary and fringe benefits expense ($0.6 million).

Other expense for the three months ended September 30, 2012 increased $0.7 million or 59.6% compared to the comparable period in 2011, primarily due to increased expenses related to the disposal of obsolete storeroom items ($0.5 million).

Interest Expense, Net and Income Taxes

Net interest expense increased $23.9 million, from $6.7 million in the third quarter of 2011 to $30.6 million in the comparable period of 2012. This increase included a $21.1 million charge in the third quarter of 2012, primarily as a result of the premium associated with the early redemption of the Company’s 5.75% notes due in 2013 in July of 2012 (see Note 8 to the condensed consolidated financial statements). Excluding these charges, interest expense was $2.8 million higher for the three months ended September 30, 2012 compared to the same period in 2011, primarily as a result of lower capitalized interest ($2.2 million) related to the Counce and Valdosta major energy projects and additional interest expense ($0.6 million) related to PCA’s term loan borrowed in October 2011.

PCA’s effective tax rate was 35.3% for the three months ended September 30, 2012 and 35.2% for the three months ended September 30, 2011. The effective tax rate varies from the U.S. federal statutory tax rate of 35% principally due to the impact of state and local income taxes and the domestic manufacturers’ deduction.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

The historical results of operations of PCA for the nine months ended September 30, 2012 and 2011 are set forth below:

	Nine Months Ended September 30,
	2012		2011	Change
(In thousands)
Net sales	$2,107,298		$1,965,805	$141,493

Income from operations	$345,040	(1)	$204,942	$140,098
Interest expense, net	(53,529	)(2)	(19,951)	(33,578)

Income before taxes	291,511		184,991	106,520
Provision for income taxes	(188,722	)(3)	(66,429)	(122,293)

Net income	$102,789	(4)	$118,562	$(15,773)

(1)	Includes income of $95.5 million from the amended 2009 federal income tax return that increased the gallons claimed as alternative fuel mixture credits.
(2)	Includes $24.8 million of pre-tax debt refinancing charges.
(3)	Includes reduced tax benefits of $118.5 million from the amended 2009 federal income tax return that decreased the gallons claimed as cellulosic biofuel producer credits.
(4)	Includes the net impact of the amended 2009 federal income tax return of $23.0 million.

Net Sales

Net sales increased by $141.5 million, or 7.2%, for the nine months ended September 30, 2012 from the comparable period in 2011, primarily as a result of higher sales volumes ($150.8 million), partially offset by unfavorable sales price and mix of containerboard and corrugated products to third parties primarily due to lower export pricing ($9.3 million).

Corrugated products shipments for the first nine months of 2012 increased 6.8% compared to the first nine months of 2011 on a shipments-per-workday basis. The first nine months of 2012 contained 190 workdays, those days not falling on a weekend or holiday, compared to the same period last year with 191 workdays. Total corrugated products shipments for the first nine months of 2012 increased 6.3% compared to the first nine months of 2011. Total corrugated products volume sold for the nine months ended September 30, 2012 increased 1.5 bsf to 25.9 bsf compared to 24.4 bsf for the nine months ended of 2011.

Containerboard volume sold to outside domestic and export customers decreased 1.1% for the nine months ended September 30, 2012 compared to the same period in 2011. Containerboard mill production during the first three quarters of 2012 was 1,948,000 tons compared to 1,858,000 tons during the first three quarters of 2011.

Income from Operations

Income from operations increased $140.1 million, from $204.9 million in the first nine months of 2011 to $345.0 million in the comparable period of 2012. As noted in Note 14 to the condensed consolidated financial statements, PCA amended its 2009 federal tax return to reallocate gallons between the alternative fuel mixture credits and the cellulosic biofuel producer credits. As a result, income from operations was increased for the nine months ended September 30, 2012 by $95.5 million with an offsetting amount recorded in tax expense of $118.5 million.

Excluding special items (as detailed below under “Reconciliations of Non-GAAP Financial Measures to Reported Amounts”), income from operations increased $39.5 million, primarily due to higher sales volume ($35.3 million), and lower costs for energy ($22.2 million), recycled fiber ($12.1 million) and chemicals ($8.3 million). Partially offsetting these items were increased expenses related to depreciation ($11.2 million), pension ($7.2 million), medical ($6.4 million) and transportation ($6.0 million) and the unfavorable sales price and mix, primarily related to lower export sales prices ($9.3 million).

Gross profit increased $57.9 million, or 14.2%, for the nine months ended September 30, 2012 from the comparable period in 2011, primarily due to the sales volume increases and lower energy costs described above. Gross profit as a percentage of net sales increased to 22.1% of net sales for the first nine months of 2012 compared to 20.7% in the first nine months of 2011.

Selling and administrative expenses increased $11.3 million, or 7.8%, for the nine months ended September 30, 2012 compared to the same period in 2011, primarily as a result of higher salaries ($6.6 million), related fringe benefits ($2.1 million) and depreciation ($2.6 million).

Corporate overhead increased $3.3 million, or 6.8%, for the first three quarters of 2012 compared to the first three quarters of 2011, primarily due to higher salary and fringe benefits expense ($2.0 million), depreciation ($0.8 million), and incentives ($0.3 million).

Other expense for the nine months ended September 30, 2012 decreased $1.3 million or 13.5% compared to the same period in 2011, primarily due to reduced expense related to fixed asset disposals ($0.6 million) and obsolete storeroom items ($0.6 million).

Interest Expense, Net and Income Taxes

Net interest expense increased $33.6 million, from $20.0 million in the first nine months of 2011 to $53.5 million in the comparable period of 2012. This increase included charges of $24.8 million in 2012, primarily as a result of the $21.3 million premium associated with the early redemption of the Company’s 5.75% notes due in 2013 in July of 2012 (see Note 8 to the condensed consolidated financial statements) and a $3.4 million loss from settling the Company’s 2011 treasury lock prior to its maturity (see Note 10 to the condensed consolidated financial statements). Excluding these charges, interest expense was $8.7 million higher for the nine months ended September 30, 2012 compared to the same period in 2011, primarily as a result of lower capitalized interest ($6.1 million) related primarily to the Counce and Valdosta major energy projects and additional interest expense ($2.1 million) related to PCA’s term loan borrowed in October 2011.

PCA’s effective tax rate was 64.7% for the nine months ended September 30, 2012 and 35.9% for the comparable period in 2011. This increase was due to the February 2012 amendment of our 2009 federal income tax return to reallocate gallons of black liquor between the alternative fuel mixture credit and the cellulosic biofuel producer credit. Excluding the impact of the alternative energy tax credits, the 2012 effective rate would have been 35.8% for the nine months ended September 30, 2012. The effective tax rate varies from the U.S. federal statutory tax rate of 35% principally due to the impact of the alternative energy credits (in 2012), state and local income taxes and the domestic manufacturers’ deduction. PCA had no material changes to its uncertain tax positions under ASC 740, “Income Taxes,” during the first nine months of 2012.

Liquidity and Capital Resources

The following table presents a summary of our cash flows for the periods presented:

	Nine Months Ended September 30,
	2012	2011	Change
(In thousands)
Net cash provided by (used for):
Operating activities	$251,811	$236,817	$14,994
Investing activities	(73,546)	(261,147)	187,601
Financing activities	(193,672)	(132,109)	(61,563)

Net increase (decrease) in cash and cash equivalents	$(15,407)	$(156,439)	$141,032

Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2012 was $251.8 million compared to $236.8 million for the nine months ended September 30, 2011, an increase of $15.0 million, or 6.3%. Cash provided by operating activities before changes in operating assets and liabilities was $357.8 million for the first nine months of 2012 compared to $273.0 million for the comparable period in 2011, an increase of $84.8 million that was driven by the stronger operations in 2012 as previously discussed and an additional $34.6 million of alternative energy tax credits used to reduce federal income tax payments during the first nine months of 2012. Cash used for operating assets and liabilities totaled $106.0 million for the nine month period ended September 30, 2012 compared to $36.2 million for the comparable period in 2011, an increase of $69.8 million. The additional requirements for operating assets and liabilities in 2012 were driven by reduced accounts payable levels in 2012 and higher levels of accounts receivable driven by the higher sales volumes in 2012 previously described. Cash requirements for operating activities are subject to PCA’s operating needs and the timing of collection of receivables and payments of payables and expenses.

Investing Activities

Net cash used for investing activities for the nine months ended September 30, 2012 decreased $187.6 million, or 71.8%, to $73.5 million, compared to the nine months ended September 30, 2011. The decrease was related to lower additions to property, plant and equipment of $120.6 million as our major energy projects were completed in 2011, the receipt of $57.4 million in grant proceeds from the U.S. Treasury in 2012 (see Note 18 to the condensed consolidated financial statements), and lower additions to long term assets of $9.8 million during the first nine months of 2012 compared to the same period in 2011.

Financing Activities

Net cash used for financing activities totaled $193.7 million for the nine months ended September 30, 2012 compared to $132.1 million for the same period in 2011, an increase of $61.6 million, or 46.6%. The increase was primarily attributable to the July 26, 2012 redemption of the Company’s 5.75% senior notes due in 2013 for $421.3 million, partially offset by $397.0 million in net proceeds received from the Company’s senior notes issuance that was completed on June 26, 2012. Additionally, the Company paid $65.5 million to settle a treasury lock on June 26, 2012, received $9.9 million in proceeds from the settlement of treasury locks in February 2011, paid higher dividends of $12.7 million and made $11.3 million in term loan principal payments during the first nine months of 2012. This was partially offset by lower repurchases of PCA common stock of $51.9 million and higher proceeds received from stock option exercises of $11.2 million during the first nine months of 2012.

On February 21, 2012, PCA announced that its board of directors authorized an increase in the quarterly dividend from $0.20 to $0.25 per share of its common stock, beginning with the dividend paid on April 13, 2012. The timing and amount of future dividends are subject to the determination of PCA’s board of directors.

PCA’s primary sources of liquidity are net cash provided by operating activities and available borrowing capacity under PCA’s credit facilities. As of September 30, 2012, PCA had $327.7 million in unused borrowing capacity under its existing credit agreements, with $13.3 million of the borrowing capacity used for outstanding letters of credit. Currently, PCA’s primary uses of cash are for operations, capital expenditures, debt service and declared common stock dividends, which it expects to be able to fund from these sources.

The following table provides the outstanding balances, excluding unamortized debt discount, and the weighted average interest rates as of September 30, 2012 for PCA’s senior credit facility, the receivables credit facility, and the senior notes:

Borrowing Arrangement	Balance at September 30, 2012	Weighted Average Interest Rate	Projected Annual Cash Interest Payments
(In thousands)
Senior Credit Facility	$—	N/A	N/A
Term Loan	138,750	1.72%	$2,381
Receivables Credit Facility	109,000	1.06	1,160
3.90% Senior Notes (due June 15, 2022)	400,000	3.90	15,600
6.50% Senior Notes (due March 15, 2018)	150,000	6.50	9,750

Total	$797,750	3.62%	$28,891

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

In addition, PCA must maintain a minimum interest coverage ratio and a maximum leverage ratio under its senior credit facility. A failure to comply with the restrictions contained in the senior credit facility could lead to an event of default, which could result in an acceleration of any outstanding indebtedness and/or prohibit PCA from drawing on its senior credit facility. Such acceleration may also constitute events of default under the senior notes indentures and the receivables credit facility. As of September 30, 2012, PCA was in compliance with these covenants.

PCA currently expects to incur normal capital expenditures of $110.0 million to $120.0 million in 2012, primarily for maintenance capital, cost reduction, business growth and environmental compliance. The Company also expects to spend $50.0 million to $60.0 million for box plant acquisitions, some of which may be used for strategic investments in its existing box plants. As of September 30, 2012, PCA spent $94.4 million for capital expenditures and $35.4 million for box plant acquisitions, and had committed to spend an additional $29.6 million in capital expenditures for the remainder of 2012 and beyond.

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

Contractual Obligations

There have been no material changes to the contractual obligations table disclosed in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2011, with the exception of the maturity of the $400.0 million in senior notes, which was effectively extended from August 1, 2013 to June 15, 2022 as a result of the debt refinancing completed on July 26, 2012.

Reconciliations of Non-GAAP Financial Measures to Reported Amounts

Income from operations, net income and diluted earnings per share excluding special items are non-GAAP financial measures. Reconciliations of those non-GAAP measures to the most comparable measure reported in accordance with GAAP for the three and nine months ended September 30, 2012 and 2011 follow:

	Three Months Ended September 30,
	2012		2011
	Net Income	Diluted EPS	Net Income	Diluted EPS
(In millions, except per share amounts)
As reported in accordance with GAAP	$39.8	$0.41	$41.8	$0.42
Special items:
Debt refinancing charges	13.5	0.14	—	—
Asset disposal charges	—	—	1.0	0.01

Total special items	13.5	0.14	1.0	0.01

Excluding special items	$53.3	$0.55	$42.8	$0.43

	Nine Months Ended September 30,
	2012			2011
	Income from Operations	Net Income	Diluted EPS	Income from Operations	Net Income	Diluted EPS
(In millions, except per share amounts)
As reported in accordance with GAAP	$345.0	$102.8	$1.05	$204.9	$118.6	$1.17
Special items:
Debt refinancing charges	—	16.0	0.16	—	—	—
Alternative energy tax credits (a)	(95.5)	23.0	0.24	—	—	—
Medical benefits reserve adjustment	—	—	—	(1.6)	(1.0)	—
Asset disposal charges	—	—	—	6.7	4.2	0.04

Total special items	(95.5)	39.0	0.40	5.1	3.2	0.04

Excluding special items	$249.5	$141.8	$1.45	$210.0	$121.8	$1.21

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

The interest rates on $247.8 million of PCA’s debt are based on LIBOR and are variable. A one percent increase in interest rates related to variable rate debt would have resulted in an increase in interest expense and a corresponding decrease in income before taxes of $2.5 million annually. In the event of a change in interest rates, management could take actions to mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in PCA’s financial structure.

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

Impact of Inflation

PCA does not believe that inflation has had a material impact on its financial position or results of operations during the three- and nine-month periods ending September 30, 2012 and 2011.

Off-Balance Sheet Arrangements

PCA does not have any off-balance sheet arrangements as of September 30, 2012 that would require disclosure under SEC FR-67, “Disclosure in Management’s Discussion and Analysis about Off-Balance Sheet Arrangements and Aggregate Contractual Obligations.”

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

PCA has included in its Annual Report on Form 10-K for the year ended December 31, 2011, a discussion of its critical accounting policies which it believes affect its more significant judgments and estimates used in the preparation of its consolidated financial statements. PCA has not made any changes in any of these critical accounting policies during the first nine months of 2012.

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

Prior to filing this report, PCA completed an evaluation under the supervision and with the participation of PCA’s management, including PCA’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of PCA’s disclosure controls and procedures as of September 30, 2012. The evaluation of PCA’s disclosure controls and procedures included a review of the controls’ objectives and design, PCA’s implementation of the controls and the effect of the controls on the information generated for use in this report. Based on this evaluation, PCA’s Chief Executive Officer and Chief Financial Officer concluded that PCA’s disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2012.

During the quarter ended September 30, 2012, there were no changes in internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, PCA’s internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table summarizes the Company’s stock repurchases in the third quarter of 2012:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that may yet be Purchased Under the Plan or Program
				(In thousands)
July 1, 2012 to July 31, 2012	—	$—	—	$117,740
August 1, 2012 to August 31, 2012	—	—	—	117,740
September 1, 2012 to September 30, 2012	252,719	32.52	252,719	109,522

Total	252,719	$32.52	252,719

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Not Used.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

31.1	Certification of Chief Executive Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial information from Packaging Corporation of America’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at September 30, 2012 and December 31, 2011, (ii) Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2012 and 2011, (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011, and (iv) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACKAGING CORPORATION OF AMERICA
(Registrant)

By:	/S/ MARK W. KOWLZAN
Chief Executive Officer

By:	/S/ RICHARD B. WEST
Senior Vice President and Chief Financial Officer

Date: November 6, 2012