Form 10-K
period 2012-12-31
PACKAGING CORP OF AMERICA
filed 2013-02-28
CIK 75677

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐        No  ☑

At June 30, 2012, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the Registrant’s common equity held by nonaffiliates was approximately $2,713,990,063 based on the closing sale price as reported on the New York Stock Exchange. This calculation of market value has been made for the purposes of this report only and should not be considered as an admission or conclusion by the Registrant that any person is in fact an affiliate of the Registrant.

On February 22, 2013, there were 98,175,675 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Specified portions of the Proxy Statement for the Registrant’s 2013 Annual Meeting of Stockholders are incorporated by reference to the extent indicated in Part III of this Form 10-K.

PART I

Item 1.	BUSINESS

General

Packaging Corporation of America (“we”, “us”, “our”, “PCA” or the “Company”) is the fourth largest producer of containerboard in the United States in terms of production capacity. During 2012, we produced 2.6 million tons of containerboard at our mills, of which about 83% was consumed in PCA’s corrugated products manufacturing plants, 10% was sold in the export market and 7% was sold to domestic customers. Our corrugated products manufacturing plants sold about 34.7 billion square feet (BSF) of corrugated products. Our net sales to third parties totaled $2.8 billion in 2012.

Containerboard Production and Corrugated Shipments

		First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Containerboard Production (thousand tons)	2012	640	638	670	652	2,600
	2011	602	606	650	641	2,499
	2010	569	589	646	639	2,443
Corrugated Shipments (BSF)	2012	8.5	8.8	8.6	8.8	34.7
	2011	7.8	8.2	8.3	8.2	32.5
	2010	7.6	7.9	7.8	7.7	31.0

In 2012, we produced 1.6 million tons of kraft linerboard at our mills in Counce, Tennessee and Valdosta, Georgia, and 1.0 million tons of semi-chemical corrugating medium at our mills in Tomahawk, Wisconsin and Filer City, Michigan.

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

Industry Overview

The primary end-use markets for corrugated products are shown below (as reported in the most recent 2011 Fibre Box Association annual report):

Food, beverages and agricultural products	52%
Paper products	16%
Petroleum, plastic, synthetic and rubber products	11%
General retail and wholesale trade	6%
Miscellaneous manufacturing	6%
Appliances, vehicles, and metal products	5%
Textile mill products and apparel	2%
Other	2%

Corrugated products plants tend to be located in close proximity to customers to minimize freight costs. The U.S. corrugated products industry consists of approximately 570 companies and 1,240 plants.

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

Containerboard may be manufactured from both softwood and hardwood fibers, as well as from recycled fibers from used corrugated and waste from converting operations in corrugated products plants. Kraft linerboard is made predominantly from softwoods like pine. Semi-chemical corrugating medium is made from hardwoods such as oak. The finished paper product is wound into large rolls, which are slit to size as required, and shipped to converters.

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

The following four paragraphs describe our containerboard mills’ annual practical maximum capacity, 2012 actual production and production capabilities.

Counce.    Our Counce, Tennessee mill is one of the largest kraft linerboard mills in the United States. Its year-end 2012 annual estimated production capacity, as reported to the American Forest and Paper Association (“AF&PA”), is 1,057,000 tons. In 2012, we produced 1,056,000 tons of kraft linerboard on two paper machines at Counce. The mill produces a broad range of basis weights from 26 lb. to 90 lb. The mill also produces a variety of performance and specialty grades of linerboard.

Valdosta.    Our Valdosta, Georgia mill is a kraft linerboard mill. Its year-end 2012 annual estimated production capacity, as reported to the AF&PA, is 559,000 tons. In 2012, our single paper machine at Valdosta produced 561,000 tons of kraft linerboard. Valdosta produces a range of basis weights from 35 lb. to 96 lb.

Tomahawk.    Our Tomahawk, Wisconsin mill is one of the largest semi-chemical corrugating medium mills in the United States. Its year-end 2012 annual estimated production capacity, as reported to the AF&PA, is 545,000 tons. In 2012, we produced 543,000 tons of semi-chemical corrugating medium on two paper machines at Tomahawk. The Tomahawk mill produces a broad range of basis weights from 23 lb. to 47 lb. and a variety of performance and specialty grades of corrugating medium.

Filer City.    Our Filer City, Michigan mill is a semi-chemical corrugating medium mill. Its year-end 2012 annual estimated production capacity on three paper machines, as reported to the AF&PA is 439,000 tons. In 2012, we produced 440,000 tons of corrugating medium on three paper machines at Filer City. Filer City produces corrugating medium grades ranging in basis weight from 20 lb. to 47 lb.

Corrugated Products

We operate 71 corrugated manufacturing operations, a technical and development center, seven regional graphic design centers, a rotogravure printing operation and a complement of packaging supplies and distribution centers. Of the 71 manufacturing facilities, 41 operate as combining operations, commonly called corrugated plants, which manufacture corrugated sheets and finished corrugated containers. The remaining 30 manufacturing facilities, commonly called sheet plants, procure combined sheets and manufacture finished corrugated containers.

We have corrugated manufacturing operations in 26 states in the U.S., with no manufacturing facilities outside of the continental U.S. Each corrugated plant, for the most part, serves a market radius of around 150 miles. Our sheet plants are generally located in close proximity to our larger corrugated plants, which enables us to offer additional services and converting capabilities such as small volume and quick turnaround items.

We produce a wide variety of products ranging from basic corrugated shipping containers to specialized packaging such as wax-coated boxes for the agriculture industry. We also have multi-color printing capabilities to make high-impact graphics boxes and displays that offer customers more attractive packaging.

Timberland

We currently lease the cutting rights to approximately 88,000 acres of timberland located near our Counce, Tennessee and Valdosta, Georgia mills. Virtually all of the acres under cutting rights agreements are located within 100 miles of these two mills which results in lower wood transportation costs and provides a secure source of wood fiber. These leased cutting rights agreements have terms with about 11 years remaining, on average. In addition, we have in place supply agreements covering approximately 318,000 acres with the majority of the acreage covered by the supply agreements located in close proximity to our Counce mill.

PCA also participates in the Sustainable Forestry Initiative (SFI) and is certified under the SFI sourcing standards. These standards are aimed at ensuring the long-term health and conservation of forestry resources. PCA is committed to sourcing wood fiber through environmentally, socially and economically sustainable practices and promoting resource and conservation stewardship ethics.

Sales and Marketing

Our corrugated products are sold through a direct sales and marketing organization. We have sales representatives and a sales manager at most of our corrugated manufacturing operations and also have corporate account managers who serve customer accounts with a national presence. Additionally, our graphic design centers maintain an on-site dedicated graphics sales force. In addition to direct sales and marketing personnel, we utilize new product development engineers and product graphics and design specialists. These individuals are located at both the corrugated plants and the graphic design centers. General marketing support is located at our corporate headquarters.

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

Distribution

Containerboard produced in our mills is shipped by rail or truck. Rail shipments typically represent from 50% to 55% of the tons shipped and the remaining 45% to 50% is comprised of truck shipments. Our individual mills do not own or maintain outside warehousing facilities.

Our corrugated products are delivered by truck due to our large number of customers and their demand for timely service. Our converting operations typically service customers within a 150 miles radius. We use third-party warehouses for short-term storage of corrugated products.

Customers

PCA’s corrugated products group sells to approximately 9,500 customers in over 18,000 locations. About two-thirds of our corrugated products sales are to regional and local accounts, which are broadly diversified across industries and geographic locations. The remaining one-third consists primarily of national accounts who have multiple locations and are served by a number of PCA plants.

Major Raw Materials Used

Fiber supply.    Fiber is the single largest cost in the manufacture of containerboard. PCA consumes both wood fiber and recycled fiber in its containerboard mills. We have no 100% recycled mills, or those mills whose fiber consumption consists solely of recycled fiber. To reduce our fiber costs, we have invested in processes and equipment to ensure a high degree of fiber flexibility. Our mill system has the capability to shift a portion of its fiber consumption between softwood, hardwood and recycled sources. All of our mills, other than our Valdosta mill, can utilize some recycled fiber in their containerboard production. Our ability to use various types of virgin and recycled fiber helps mitigate the impact of changes in the prices of various fibers. Our corrugated manufacturing operations generate recycled fiber as a by-product from the manufacturing process, which is sold to our mills directly or through trade agreements. During 2012, our containerboard mills consumed approximately 564,000 tons of recycled fiber, and our corrugated converting operations generated approximately 197,000 tons of recycled fiber. As a result, PCA was a net recycled fiber buyer of 367,000 tons, or 14% of PCA’s total mill fiber requirements.

Energy supply.    Energy at PCA’s four mills is obtained through purchased or self-generated fuels and electricity. Fuel sources include by-products of the containerboard manufacturing and pulping process, including black liquor and wood waste, and natural gas, purchased wood waste, coal and oil. Each of PCA’s mills self-generates process steam requirements from by-products (black liquor and wood waste), as well as from the various purchased fuels. The process steam is used throughout the production process and also to generate electricity.

In 2012, PCA’s four mills consumed about 47 million MMBTU’s of fuel to produce both steam and electricity. Of the 47 million MMBTU’s consumed, about 68% was from mill generated by-products, and 32% was from purchased fuels. Of the 32% in purchased fuels, 52% was from natural gas, 26% from purchased wood waste, and 15% was from coal.

In 2012, our mills purchased approximately 7.6 million CkWh (hundred kilowatt hours) of electricity, or the equivalent of 2.6 million MMBTU’s. Approximately 55% of the electricity consumed by our four mills in 2012 was generated on-site.

In 2012, PCA’s corrugated products plants consumed about 2.0 million MMBTU’s of natural gas.

Competition

According to industry sources, corrugated products are produced by about 570 U.S. companies operating approximately 1,240 plants. Most corrugated products are manufactured to the customer’s specifications. Corrugated producers generally sell within a 150-mile radius of their plants and compete with other corrugated producers in their local market.

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

Employees

As of December 31, 2012, we had approximately 8,600 employees. Approximately 2,600 of these employees were salaried and approximately 6,000 were hourly. Approximately 75% of our hourly employees are represented by unions. The majority of our unionized employees are represented by the United Steel Workers (USW), the International Brotherhood of Teamsters (IBT) and the International Association of Machinists (IAM).

Based on an agreement reached with the USW in 2008, the existing labor agreements at our containerboard mills covering USW-represented employees (91% of mill hourly workforce) were extended five years. With this extension, the USW contracts at our mills are currently set to expire between September 2013 and June 2015. Agreements with other union mill employees (9% of mill hourly workforce) expire between October 2014 and June 2017. Based on an agreement reached with the USW in 2009, the labor agreement at 25 corrugated plants covering USW represented employees was extended up to five years. Contracts for unionized corrugated products plant employees expire between November 2012 and March 2018. We are currently in negotiations to renew or extend any union contracts that have recently expired or are expiring in the near future.

During 2012, we experienced no work stoppages and have experienced no instances of significant work stoppages in the ten years prior to 2012. We believe we have satisfactory labor relations with our employees.

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

1.   Resource Conservation and Recovery Act (RCRA)

2.   Clean Water Act (CWA)

3.   Clean Air Act (CAA)

4.   The Emergency Planning and Community Right-to-Know-Act (EPCRA)

5.   Toxic Substance Control Act (TSCA)

6.   Safe Drinking Water Act (SDWA)

We believe that we are currently in material compliance with these and all applicable environmental rules and regulations. Because environmental regulations are constantly evolving, we have incurred, and will continue to incur, costs to maintain compliance with these and other environmental laws. For the years ended December 31, 2012, 2011, and 2010, we spent $25.8 million, $26.0 million and $24.6 million, respectively, to comply with the requirements of these and other environmental laws. We work diligently to anticipate and budget for the impact of applicable environmental regulations, and do not currently expect that future environmental compliance obligations will materially affect our business or financial condition. For a further discussion of the financial impact of our compliance with environmental laws, please see “ Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Environmental Matters.”

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

Item 1A.    RISK FACTORS

Some of the statements in this report and, in particular, statements found in Management’s Discussion and Analysis of Financial Condition and Results of Operations, that are not historical in nature are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements about our expectations regarding our future liquidity, earnings, expenditures and financial condition. These statements are often identified by the words “will,” “should,” “anticipate,” “believe,” “expect,” “intend,” “estimate,” “hope,” or similar expressions. These statements reflect management’s current views with respect to future events and are subject to risks and uncertainties. There are important factors that could cause actual results to differ materially from those in forward-looking statements, many of which are beyond our control. These factors, risks and uncertainties include, but are not limited to, the factors described below.

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

The containerboard and corrugated products industry is highly competitive, with no single containerboard or corrugated packaging producer having a dominant position. Containerboard cannot generally be differentiated by producer, which tends to intensify price competition. The corrugated packaging industry is also sensitive to changes in economic conditions, as well as other factors including innovation, design, quality and service. To the extent that one or more competitors are more successful than we are with respect to any key competitive factor, our business could be adversely affected. Our products also compete, to some extent, with various other packaging materials, including products made of paper, plastics, wood and various types of metal. The intensity of competition could lead to a reduction in our market share as well as lower sales prices for our products, both of which could reduce our earnings and cash flow.

Company Risks

Cost of Fiber — An increase in the cost of fiber could increase our manufacturing costs and lower our earnings.

PCA has supply agreements at market prices for wood fiber to be consumed at our Counce, Tennessee and Valdosta, Georgia mills on approximately 318,000 acres of timberland. In addition to these supply agreements, PCA also secures wood fiber from various other sources at market prices.

The market price of wood fiber varies based upon availability, source and the costs of fuels used in the harvesting and transportation of wood fiber. The cost and availability of wood fiber can also be impacted by weather and general logging conditions.

PCA purchases recycled fiber for use at three of its four containerboard mills. PCA currently purchases, net of recycled fiber generated at its box plants, 350,000 to 450,000 tons of recycled fiber per year. The amount of recycled fiber purchased each year varies based upon production and the prices of both recycled fiber and wood fiber.

The increase in demand of products manufactured, in whole or in part, from recycled fiber, on a global basis, has caused an occasional tightening in the supply of recycled fiber. These periods of supply and demand imbalance have tended to create significant price volatility. Periods of higher recycled fiber costs and unusual price volatility have occurred in the past and may occur again in the future, which could result in lower or volatile earnings.

Cost of Purchased Energy and Chemicals — An increase in the cost of purchased energy and chemicals could lead to higher manufacturing costs, resulting in reduced earnings.

PCA has the capability to use various types of purchased fuels in its manufacturing operations, including coal, bark, natural gas and oil. Energy prices, in particular prices for oil and natural gas, have fluctuated dramatically in the past. New and more stringent environmental regulations may discourage, or make more expensive, the use of certain fuels. In addition, costs for key chemicals used in our manufacturing also fluctuate. These fluctuations impact our manufacturing costs and result in earnings volatility. If energy and chemical prices rise, our production costs and transportation costs will increase, which will lead to higher manufacturing costs and reduced earnings.

Material Disruption of Manufacturing — A material disruption at one of our manufacturing facilities could prevent us from meeting customer demand, reduce our sales and/or negatively impact our results of operations and financial condition.

Our business depends on continuous operation of our facilities, particularly at our mills. Any of our manufacturing facilities, or any of our machines within such facilities, could cease operations unexpectedly for a long period of time due to a number of events, including unscheduled maintenance outages; prolonged power failures; an equipment failure; fire; explosion of a boiler; labor difficulties; natural catastrophes; terrorism; governmental regulations; and other operational problems. These events could cause us to be unable to service our customers and lead to higher costs and reduced earnings.

Environmental Matters — PCA may incur significant environmental liabilities with respect to both past and future operations.

We are subject to, and must comply with, a variety of federal, state and local environmental laws, particularly those relating to air and water quality, waste disposal and the cleanup of contaminated soil and groundwater. Because environmental regulations are constantly evolving, we have incurred, and will continue to incur, costs to maintain compliance with those laws. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Environmental Matters” for certain estimates of expenditures we expect to make for environmental compliance in the next few years. New and more stringent environmental regulations, including new U.S. Environmental Protection Agency rules relating to industrial boiler emissions known as the Boiler MACT rules, are expected to require us to incur significant additional capital expenditures to modify or replace certain of our boilers. In addition, environmental regulations may increase the cost of our raw materials and purchased energy. Although we have established reserves to provide for known environmental liabilities as of the date of this filing, these reserves may change over time due to the enactment of new environmental laws or regulations or changes in existing laws or regulations, which might require additional significant environmental expenditures.

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

General Risks

Economic Conditions — Our earnings and cash generated from operations could be lower if the economy weakens.

Our operations and financial performance are directly impacted by changes in the U.S. economy, and to a lesser extent, by global economic conditions. A weakening in the economy could reduce the demand for our products and ultimately lower our earnings and cash flows. Lower earnings and reduced cash flow could impact our ability to fund operations, capital requirements, and common stock dividend payments.

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

The table below provides a summary of our four owned containerboard mills, the principal products produced and each mill’s year-end 2012 annual practical maximum capacity based upon all of our paper machines’ production capabilities, as reported to the AF&PA:

Location	Function	Capacity (tons)
Counce, TN	Kraft linerboard mill	1,057,000
Valdosta, GA	Kraft linerboard mill	559,000
Tomahawk, WI	Semi-chemical medium mill	545,000
Filer City, MI	Semi-chemical medium mill	439,000

Total		2,600,000

We currently have 71 corrugated manufacturing operations, of which 44 are owned, including 37 combining operations, or corrugated plants, and seven sheet plants. Four corrugated plants and 23 sheet plants are leased. We also own one warehouse and miscellaneous other properties, including sales offices and woodlands management offices. These sales offices and woodlands management offices generally have one to four employees and serve as administrative offices. PCA leases the space for regional design centers and numerous other distribution centers, warehouses and facilities. The equipment in these leased facilities is, in virtually all cases, owned by PCA, except for forklifts and other rolling stock which are generally leased.

We lease the cutting rights to approximately 88,000 acres of timberland located near our Valdosta mill (77,000 acres) and our Counce mill (11,000 acres). On average, these cutting rights agreements have terms with approximately 11 years remaining.

Our corporate headquarters is located in Lake Forest, Illinois. The headquarters facility is leased for the next nine years with provisions for two additional five year lease extensions.

Item 3.	LEGAL PROCEEDINGS

During September and October 2010, PCA and eight other U.S. and Canadian containerboard producers were named as defendants in five purported class action lawsuits filed in the United States District Court for the Northern District of Illinois, alleging violations of the Sherman Act. The lawsuits have been consolidated in a single complaint under the caption Kleen Products LLC v Packaging Corp. of America et al. The consolidated complaint alleges that the defendants conspired to limit the supply of containerboard, and that the purpose and effect of the alleged conspiracy was to artificially increase prices of containerboard products during the period from August 2005 to the time of filing of the complaint. The complaint was filed as a purported class action suit on behalf of all purchasers of containerboard products during such period. The complaint seeks treble damages and costs, including attorney’s fees. The defendants’ motions to dismiss the complaint were denied by the court in April 2011. PCA believes the allegations are without merit and will defend this lawsuit vigorously. However, as the lawsuit is in the document production phase of discovery, PCA is unable to predict the ultimate outcome or estimate a range of reasonably possible losses.

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

Brief statements setting forth the age at February 28, 2013, the principal occupation, employment during the past five years, the year in which such person first became an officer of PCA, and other information concerning each of our executive officers appears below.

Paul T. Stecko is 68 years old and has served as Executive Chairman of PCA since July 2010. He served as Chief Executive Officer from January 1999 through June 2010 and has been Chairman of PCA’s Board of Directors since March 1999. From November 1998 to April 1999, Mr. Stecko served as President and Chief Operating Officer of Tenneco Inc. From January 1997 to November 1998, Mr. Stecko served as Chief Operating Officer of Tenneco. From December 1993 through January 1997, Mr. Stecko served as President and Chief Executive Officer of Tenneco Packaging Inc. Prior to joining Tenneco Packaging, Mr. Stecko spent 16 years with International Paper Company. Mr. Stecko is a member of the board of directors of Tenneco Inc., Smurfit Kappa Group Limited and State Farm Mutual Insurance Company.

Mark W. Kowlzan is 57 years old and has served as Chief Executive Officer and a director of PCA since July 2010. From 1998 through June 2010, Mr. Kowlzan led the company’s containerboard mill system, first as Vice President and General Manager and then as Senior Vice President — Containerboard. From 1996 through 1998, Mr. Kowlzan served in various senior mill-related operating positions with PCA and Tenneco Packaging, including as manager of the Counce linerboard mill. Prior to joining Tenneco Packaging, Mr. Kowlzan spent 15 years at International Paper Company, where he held a series of operational and managerial positions within its mill organization. Mr. Kowlzan is a member of the board of American Forest and Paper Association.

Thomas A. Hassfurther is 57 years old and has served as Executive Vice President — Corrugated Products of PCA since September 2009. From February 2005 to September 2009, Mr. Hassfurther served as Senior Vice President — Sales and Marketing, Corrugated Products. Prior to this he held various senior-level management and sales positions at PCA and Tenneco Packaging. Mr. Hassfurther joined the company in 1977.

Richard B. West is 60 years old and has served as Chief Financial Officer of PCA since March 1999 and as Senior Vice President since March 2002. From April 1999 to June 2007, Mr. West also served as Corporate Secretary. From 1995 through April 1999, Mr. West served in various senior financial positions with PCA and Tenneco Packaging. Prior to joining Tenneco Packaging, Mr. West spent 20 years with International Paper Company in various financial positions.

Thomas W.H. Walton is 53 years old and has served as Senior Vice President — Sales and Marketing, Corrugated Products since October 2009. Prior to this, he served as a Vice President and Area General Manager within the Corrugated Products Group since 1998. Mr. Walton joined the company in 1981 and has also held plant positions in production, sales and general management.

Kent A. Pflederer is 42 years old and has served as Senior Vice President — Legal and Administration since January 2013 and Corporate Secretary since June 2007. He served as Vice President and General Counsel from June 2007 to January 2013. Prior to joining PCA, Mr. Pflederer served as Senior Counsel, Corporate and Securities, at Hospira, Inc. from 2004 to 2007 and served in the corporate and securities practice at Mayer Brown, LLP from 1996 to 2004.

Stephen T. Calhoun is 67 years old and has served as Vice President — Human Resources of PCA since November 2002. Prior to this, he served in a variety of human resource positions at both the operational and corporate level. Prior to joining the company in 1989, Mr. Calhoun spent 15 years with American Can Company where he held several human resources and manufacturing positions. Mr. Calhoun will retire from PCA on March 31, 2013.

Charles J. Carter is 53 years old and has served as Vice President — Containerboard Mill Operations since January 2011. From March 2010 to January 2011, Mr. Carter served as PCA’s Director of Papermaking Technology. Prior to joining PCA in 2010, Mr. Carter spent 28 years with various pulp and paper companies in managerial and technical positions of increasing responsibility, most recently as Vice President and General Manager of the Calhoun, Tennessee mill of Abitibi Bowater from 2007 to 2010 and as manager of SP Newsprint’s Dublin, Georgia mill from 1999 to 2007.

PART II

Item 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

PCA’s common stock is listed on the New York Stock Exchange under the symbol “PKG”. The following table sets forth the high and low sale prices and dividends as reported by the New York Stock Exchange during the last two years.

	2012			2011
	Sales Price		Dividends Declared	Sales Price		Dividends Declared
Quarter Ended	High	Low		High	Low
March 31	$30.62	$24.82	$0.25	$30.69	$25.96	$0.20
June 30	29.80	25.77	0.25	29.88	26.26	0.20
September 30	36.68	27.59	0.25	29.19	21.05	0.20
December 31	38.67	33.89	0.25	27.16	21.75	0.20

Stockholders

As of February 22, 2013, there were 79 holders of record of our common stock.

Dividend Policy

PCA expects to continue to pay regular cash dividends, although there is no assurance as to the timing or level of future dividend payments because these depend on future earnings, capital requirements and financial condition. The timing and amount of future dividends are subject to the determination of PCA’s Board of Directors.

On February 21, 2012, PCA announced an increase in its quarterly cash dividend on its company stock from an annual payout of $0.80 per share to $1.00 per share. The first quarterly dividend of $0.25 per share was paid to stockholders on April 13, 2012.

On January 14, 2013, PCA announced another increase in its quarterly cash dividend on its company stock from an annual payout of $1.00 per share to $1.25 per share. The first quarterly dividend of $0.3125 per share will be paid to stockholders on April 15, 2013.

Sales of Unregistered Securities

No equity securities of PCA were sold by PCA during fiscal year 2012 that were not registered under the Securities Act of 1933.

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

On December 14, 2011, PCA announced that its Board of Directors had authorized the repurchase of an additional $150.0 million of its common stock. Through December 31, 2012, the Company repurchased 1,472,096 shares of common stock for $44.1 million, or an average price of $29.97 per share. All shares repurchased under this authorization were retired prior to December 31, 2012. As of December 31, 2012, $105.9 million of the $150.0 million authorization remained available for repurchase of the Company’s common stock.

The following table summarizes the Company’s stock repurchases in the fourth quarter of 2012:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that may yet be Purchased Under the Plan or Program
				(In Thousands)
October 1, 2012 to October 31, 2012	100,000	$35.35	100,000	$105,987
November 1, 2012 to November 30, 2012	2,900	35.47	2,900	105,884
December 1, 2012 to December 31, 2012	—	—	—	105,884

Total	102,900	$35.35	102,900

Performance Graph

The graph below compares PCA’s cumulative 5-year total shareholder return on common stock with the cumulative total returns of the S&P 500 index; the S&P Midcap 400 index; and a Peer Group that includes three publicly-traded companies, which are International Paper Company, Rock-Tenn Company and Boise Inc. Temple Inland, Inc., which had been included in the peer group in previous years, was acquired in 2012 by International Paper Company and is now excluded from the peer group. The graph tracks the performance of a $100 investment in our common stock, in each index, and in the peer group (including the reinvestment of all dividends) from December 31, 2007 through December 31, 2012. The stock price performance included in this graph is not necessarily indicative of future stock price performance.

* $100 invested on 12/31/07 in stock or index, including reinvestment of dividends.

Fiscal year ending December 31.

Copyright© 2013 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

	Cumulative Total Return
	12/07	12/08	12/09	12/10	12/11	12/12
Packaging Corporation of America	100.00	50.77	90.06	103.67	104.36	164.21
S&P 500	100.00	63.00	79.67	91.67	93.61	108.59
S&P Midcap 400	100.00	63.77	87.61	110.94	109.02	128.51
Peer Group	100.00	43.13	96.37	102.02	113.25	152.95

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

	For The Year Ended December 31,
	2012	2011	2010	2009	2008
	(In thousands, except per share data)
Statement of Income Data:
Net sales	$2,843,877	$2,620,111	$2,435,606	$2,147,589	$2,360,493
Net income	163,820	158,027	205,435	265,895	135,609
Net income per common share:
— basic	1.70	1.59	2.02	2.62	1.32
— diluted	1.68	1.57	2.00	2.60	1.31
Weighted average common shares outstanding:
— basic	96,384	99,281	101,678	101,577	102,753
— diluted	97,497	100,376	102,608	102,358	103,593
Cash dividends declared per common share	1.00	0.80	0.60	0.60	1.20
Balance Sheet Data:
Total assets	$2,453,768	$2,412,499	$2,225,910	$2,152,840	$1,939,741
Total debt obligations(1)	819,498	830,280	680,601	680,878	681,135
Stockholders’ equity	969,461	928,910	1,009,001	898,845	683,949

(1)	Total debt obligations include long-term debt, capital lease obligations, short-term debt and current maturities of long-term debt and capital lease obligations.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of historical results of operations and financial condition should be read in conjunction with the audited financial statements and the notes thereto which appear elsewhere in this report.

Overview

PCA is the fourth largest producer of containerboard in the United States, based on production capacity. We operate four containerboard mills and 71 corrugated products manufacturing plants throughout the United States. Approximately 83% of the containerboard tons produced at our mills is consumed in our corrugated products manufacturing plants. The remaining 17% is sold to domestic customers or the export market. We produce a wide variety of corrugated products ranging from basic corrugated shipping containers to specialized packaging such as wax-coated boxes for the agriculture industry. We also have multi-color printing capabilities to make high-impact graphics boxes and displays that offer our customers more attractive packaging.

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

The market for containerboard and corrugated products is generally subject to changes in the U.S. economy. The U.S. economy improved modestly in 2012 as real GDP increased 2.2% compared to a 1.8% increase in 2011 as reported by the U. S. Department of Commerce. Trade publications reported that industry-wide corrugated products shipments increased 0.2% in 2012 compared to 2011 and containerboard production was 0.6% higher than in 2011. PCA benefitted from improved demand that exceeded the industry average, as well as the acquisition of four corrugated products plants made during 2011 and 2012, and for the year, our corrugated products shipments were up 6.6% compared to 2011. PCA also set a new record for annual production at its mills, with containerboard production increasing by 4.0%, from 2,499,000 tons in 2011 to 2,600,000 tons in 2012. Trade publications reported that industry containerboard inventories at the end of December 2012 were 2.18 million tons, the second lowest year-ending level since 1980.

Average prices for containerboard and corrugated products were higher during 2012 compared to 2011. Published containerboard prices increased by $50 per ton in September 2012.

Increased pricing and higher demand along with lower costs for energy and recycled fiber improved PCA’s 2012 earnings compared to 2011. However, these positive factors were partially offset by higher costs for labor and benefits, transportation, depreciation and interest expense. Energy costs were lower, reflecting the benefits of our completed major energy projects as well as lower prices paid for purchased fuels and electricity which decreased approximately 10% in 2012 compared to the 2011 average. Published recycled fiber costs decreased in 2012, on average, approximately 30% compared to 2011. Wood fiber costs in 2012 were essentially unchanged from 2011 levels. Transportation costs increased 3% from prior year levels as average diesel prices, as reported by the U.S. Department of Energy, increased 3% from the 2011 average price. Labor related costs increased reflecting annual merit increases and higher costs for medical insurance, pensions and incentives.

Special items impacting 2012 earnings included (a) net charges of $19.6 million, or $0.21 per share, relating to alternative energy tax credits described in Note 15 to the consolidated financial statements, (b) charges of $16.0 million, or $0.16 per share, from the Company’s debt refinancing completed in July 2012, and (c) charges of $1.4 million, or $0.01 per share, from plant closures. Excluding these special items, PCA earned net income of $200.7 million ($2.06 per diluted share) for the full year 2012. This compares with $161.8 million ($1.61 per diluted share) for 2011, which excludes charges of $4.8 million, or $0.05 per share, from asset disposals related to major energy projects and $1.0 million of income, or $0.01 per share, from an adjustment related to medical benefits reserves. Management excludes these special items and uses non-GAAP measures to focus on PCA’s on-going operations and assess its operating performance and believes that it is useful to investors because it enables them to perform meaningful comparisons of past and present operating results. Reconciliations of non-GAAP measures used in this Item 7 to the most comparable measure reported in accordance with GAAP are included elsewhere in Item 7 under “Reconciliations of Non-GAAP Financial Measures to Reported Amounts.”

In the first quarter of 2013, our containerboard production should be lower and operating costs higher compared to the fourth quarter with two less mill production days and mill annual maintenance downtime. We also expect higher energy costs with colder weather, and a pattern of extremely wet weather put pressure on wood costs and availability in the U.S. South during January. Corrugated products volume will be seasonally lower, and we expect higher costs for recycled fiber and labor and benefits. These items will be partially offset by higher average corrugated products prices with a full quarter’s realization of fourth quarter price increases. Considering all of these items, we expect first quarter earnings to be lower than fourth quarter 2012 earnings, excluding special items, of $0.61 per diluted share.

Results of Operations

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

The historical results of operations of PCA for the years ended December 31, 2012 and 2011 are set forth below:

	For the Year Ended December 31,
	2012	2011	Change
	(In millions)
Net sales	$2,843.9	$2,620.1	$223.8

Income from operations	$443.4	$272.7	$170.7
Interest expense, net	(62.9)	(29.2)	(33.7)

Income before taxes	380.5	243.5	137.0
Provision for income taxes	(216.7)	(85.5)	(131.2)

Net income	$163.8	$158.0	$5.8

Net Sales

Net sales increased by $223.8 million, or 8.5%, for the year ended December 31, 2012 from the year ended December 31, 2011. Net sales increased primarily as a result of increased sales volumes ($214.8 million) and higher sales prices of corrugated products and containerboard ($9.0 million).

Total corrugated products volume sold increased 6.6% to 34.7 billion square feet in 2012 compared to 32.5 billion square feet in 2011. On a comparable shipment-per-workday basis, corrugated products sales volume also increased 6.6% in 2012 versus 2011. Shipments-per-workday is calculated by dividing our total corrugated products volume during the year by the number of workdays within the year. Both 2012 and 2011 contained 251 workdays, those days not falling on a weekend or holiday. Containerboard sales volume to external domestic and export customers decreased 6.0% to 482,000 tons for the year ended December 31, 2012 from 513,000 tons in 2011.

Income from Operations

Income from operations increased by $170.7 million, or 62.6%, for the year ended December 31, 2012 compared to 2011. As noted in Note 15 — Alternative Energy Tax Credits to the “Notes to Consolidated Financial Statements,” PCA amended its 2009 federal income tax return to reallocate gallons from the cellulosic biofuel producer credits to the alternative fuel mixture credits. As a result, income from operations was increased by $95.5 million in 2012 with an offsetting amount recorded in tax expense of $118.5 million. Excluding special items (as detailed below under “Reconciliations of Non-GAAP Financial Measures to Reported Amounts”), income from operations increased $71.4 million for full year 2012. This increase was primarily attributable to increased sales volumes ($50.7 million), higher sales prices ($9.0 million) and lower costs for energy ($26.5 million), recycled fiber ($18.6 million) and chemicals ($7.5 million). These improvements were partially offset by increased costs for fringe benefits ($11.9 million), depreciation ($11.5 million), labor ($11.2 million), and transportation ($7.3 million).

Gross profit increased $97.7 million, or 18.0%, for the year ended December 31, 2012 from the year ended December 31, 2011. Gross profit as a percentage of net sales increased from 20.7% of net sales in the year ended

December 31, 2011 to 22.5% of net sales in the year ended December 31, 2012 primarily due to increased volume and prices and reduced costs described above.

Selling and administrative expenses increased $16.8 million, or 8.7%, for the year ended December 31, 2012 from the year ended December 31, 2011, primarily as a result of increased costs for salaries ($8.3 million), depreciation ($3.3 million), fringe benefits ($3.0 million), and incentive compensation ($2.5 million).

Corporate overhead for the year ended December 31, 2012 increased $4.6 million, or 7.1%, from the year ended December 31, 2011. The increase was primarily attributable to increased salary and fringe benefits expense ($3.8 million) and higher depreciation ($0.6 million).

Other expense, net, increased $1.1 million, or 9.9% for the year ended December 31, 2012 compared to the year ended December 31, 2011. The increase was primarily due to increased fixed asset disposal costs ($1.1 million).

Interest Expense, Net and Income Taxes

Net interest expense increased $33.7 million, or 115.4%, for the year ended December 31, 2012 compared to the year ended December 31, 2011. The higher interest expense included a $21.3 million premium paid as part of the July 2012 redemption of the Company’s 5.75% notes due in 2013 (see Note 8—Debt contained in the “Notes to Consolidated Financial Statements”) and a $3.4 million charge from settling the Company’s 2011 treasury lock prior to its maturity (see Note 9—Derivative Instruments and Hedging Activities contained in the “Notes to Consolidated Financial Statements”). The remaining $9.0 million increase in interest expense was primarily a result of lower capitalized interest ($6.3 million) related primarily to the Counce, Tennessee linerboard mill and Valdosta, Georgia linerboard mill major energy projects and additional interest expense ($2.1 million) related to PCA’s term loan of $150.0 million borrowed in October 2011.

PCA’s effective tax rate was 57.0% for the year ended December 31, 2012, which included a 22.5% higher rate from amending our 2009 tax return in 2012 related to alternative energy tax credits as described in Note 15 of the consolidated financial statements. Excluding the amendment, the 2012 effective tax rate would have been 34.5% for the year ended December 31, 2012, compared to 35.1% for the year ended December 31, 2011. The effective tax rate varies from the U.S. federal statutory tax rate of 35.0% principally due to the impact of the alternative energy tax credits in 2012, state and local income taxes and the domestic manufacturers’ deduction. PCA had no material changes to its reserve for unrecognized tax benefits under ASC 740, “Income Taxes,” during 2012 but does expect a significant change within the next twelve months as described in Note 14 to the consolidated financial statements.

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

Income from Operations

Income from operations increased by $87.3 million, or 47.1%, for the year ended December 31, 2011 compared to 2010. As noted in Note 15 to the consolidated financial statements, our 2010 income from operations was reduced primarily due to reversing a portion of our 2009 alternative fuel mixture credits out of income from operations ($96.0 million) in order to claim cellulosic biofuel credits which were recorded in the provision for income taxes ($135.5 million) in 2010. In addition, income from operations included alternative fuel mixture credits in the amount of $9.2 million in 2010. Excluding special items (as detailed below under “Reconciliations of Non-GAAP Financial Measures to Reported Amounts”), income from operations decreased $6.8 million for full year 2011. This decrease was primarily attributable to increased costs for transportation ($20.5 million), chemicals ($16.7 million), labor ($13.4 million), recycled fiber ($10.0 million), medical and workers’ compensation ($8.9 million), depreciation ($8.1 million), energy ($4.8 million), the impact of severe winter weather in first quarter 2011 ($3.5 million), legal services ($2.3 million), travel, entertainment and meetings ($1.9 million), warehousing requirements ($1.7 million), building repairs ($1.5 million), environmental expenses ($1.4 million) and other fringe benefits ($1.2 million). These increases were partially offset by increased sales prices of corrugated products and containerboard ($61.9 million) and higher sales volume ($29.4 million).

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

Interest Expense, Net and Income Taxes

Net interest expense decreased by $3.1 million, or 9.6%, for the year ended December 31, 2011 compared to the year ended December 31, 2010, primarily as a result of higher capitalized interest ($2.2 million) related to the Counce and Valdosta major energy projects.

PCA’s effective tax rate was 35.1% for the year ended December 31, 2011 compared to (34.2)% for the year ended December 31, 2010. The effective tax rate varies from the U.S. federal statutory tax rate of 35.0% principally due to the impact of the alternative energy tax credits in 2010, state and local income taxes and the domestic manufacturers’ deduction. PCA recorded a material change in its reserve for unrecognized tax benefits under ASC 740, “Income Taxes,” of $102.0 million in the fourth quarter of 2010 due to the amendment of the 2009 federal income tax return to claim gallons of alternative fuels produced at the Filer City, Michigan mill. Due to the proprietary nature of the biofuel process at the Filer City mill, uncertainty as to total fuel gallons qualifying for the credit exists, which caused the additional reserve.

Liquidity and Capital Resources

	For the Year Ended December 31,
	2012	2011	2010
	(In millions)
Net cash provided by (used for):
Operating activities	$404.2	$345.5	$349.9
Investing activities	(107.5)	(350.1)	(321.3)
Financing activities	(245.6)	(35.6)	(92.8)

Net increase (decrease) in cash	$51.1	$(40.2)	$(64.2)

Operating Activities

Net cash provided by operating activities for the year ended December 31, 2012 was $404.2 million compared to $345.5 million for the year ended December 31, 2011, an increase of $58.7 million, or 17.0%. Cash provided by operating activities before changes in operating assets and liabilities was $485.0 million for 2012 compared to $366.1 million for 2011, an increase of $118.9 million that was driven by the stronger operations in 2012 as previously discussed and an additional $29.5 million of alternative energy tax credits used to reduce federal income tax payments during 2012 compared to 2011. Cash used for operating assets and liabilities totaled $80.8 million in 2012 compared to $20.5 million in 2011, an increase of $60.3 million. The additional requirements for operating assets and liabilities in 2012 were driven by reduced accounts payable levels in 2012 and higher levels of accounts receivable from higher sales volumes in 2012. Cash requirements for operating activities are subject to PCA’s operating needs and the timing of collection of receivables and payments of payables and expenses.

Net cash provided by operating activities for the year ended December 31, 2011 was $345.5 million compared to $349.9 million for the year ended December 31, 2010, a decrease of $4.4 million, or 1.3%. Cash provided by operating activities before changes in operating assets and liabilities was $366.1 million for 2011 compared to $395.9 million for 2010, a decrease of $29.8 million that was driven by $32.7 million in fewer alternative energy tax credits used to reduce federal income tax payments during 2011 compared to 2010. Cash used for operating assets and liabilities totaled $20.5 million in 2011 compared to $45.9 million in 2010, a decrease of $25.4 million. The lower requirements for operating assets and liabilities in 2011 were driven by an improvement in accounts receivable resulting from price increases in 2010 and favorable changes in inventory in 2011 compared to 2010 due to a 2010 build in inventory in anticipation of the downtime related to the major energy project work completed in 2011, partially offset by unfavorable changes in accounts payable.

Investing Activities

Net cash used for investing activities for the year ended December 31, 2012 decreased $242.7 million, or 69.3%, to $107.5 million, compared to the year ended December 31, 2011. The decrease was related to lower additions to property, plant and equipment of $151.7 million as our major energy projects were completed in 2011, the receipt of $57.4 million in grant proceeds from the U.S. Treasury in 2012 (see Note 19 — U.S. Treasury Grant in the “Notes to Consolidated Financial Statements”), and lower cost of acquisitions of $21.9 million and lower additions to long term assets of $12.0 million during 2012 compared to 2011.

Net cash used for investing activities for the year ended December 31, 2011 was $350.1 million, an increase of $28.8 million, or 9.0%, compared to the year ended December 31, 2010. The increase was primarily related to $57.3 million in corrugated products business acquisitions completed in 2011 and higher additions to other long-term assets of $10.4 million in 2011 compared to 2010. This was partially offset by lower additions to property, plant and equipment of $40.0 million during the year ended December 31, 2011 compared to the same period in 2010, primarily due to reduced spending ($55.9 million) on the major energy projects.

As of December 31, 2012, PCA had commitments for general purpose capital expenditures of $27.0 million. PCA believes that cash-on-hand combined with cash flow from operations will be sufficient to fund these commitments.

Financing Activities

Net cash used for financing activities totaled $245.6 million for the year ended December 31, 2012 compared to $35.6 million for the same period in 2011, an increase of $210.0 million. Payments on long-term debt, net of proceeds received, were a use of cash of $40.1 million in 2012 compared to a source of cash of $149.3 million in 2011, or a difference of $189.4 million (as discussed in more detail below). Please see Note 8 — Debt in the “Notes to Consolidated Financial Statements” for a discussion of debt refinancing activities in 2011 and 2012. Additionally, PCA paid an additional $75.4 million to settle treasury locks in 2012 compared to 2011 (please see Note 9 – Derivative Instruments and Hedging Activities in the “Notes to Consolidated Financial Statements” for additional information). Also in 2012, the Company paid higher dividends of $41.8 million (including the $24.5 million of dividends that would have been paid in January of 2013 but were accelerated to December of 2012). This was partially offset by lower repurchases of PCA common stock of $79.9 million and higher proceeds received from stock option exercises of $15.7 million during 2012 compared to 2011.

Net cash used for financing activities for the year ended December 31, 2011 was $35.6 million compared to $92.8 million for the year ended December 31, 2010, a decrease of $57.2 million, or 61.6%. During 2011, PCA repurchased an additional $86.1 million of its common stock and paid an additional $14.2 million in dividends than it did in 2010. This was more than offset by $150.0 million in proceeds received from borrowing under a new term loan in 2011 and $9.9 million in proceeds received from settling treasury locks in February 2011.

On November 29, 2000, PCA established an on-balance sheet securitization program for its trade accounts receivable with a $150.0 million receivables-backed revolving credit facility. On October 11, 2011, PCA amended the receivables credit facility agreement to extend the termination date to October 11, 2014 and increase the borrowing capacity from $150.0 million to $200.0 million. As of December 31, 2012, PCA had $91.0 million in additional borrowing capacity available under this facility and $109.0 million of borrowings was outstanding.

On October 11, 2011, PCA replaced its senior credit facility that was scheduled to terminate in April 2013 with a new senior credit facility that provides a $150.0 million term loan facility, which PCA fully borrowed, and a $250.0 million revolving credit facility, including a $50.0 million subfacility for letters of credit. Borrowings may be used for general corporate purposes and bear interest at LIBOR plus a margin that is determined based upon PCA’s credit ratings. PCA is required to make quarterly principal payments on the term loan of $3.8 million beginning March 31, 2012 through September 30, 2016, with the balance due at maturity. The new senior credit facility will terminate on October 11, 2016. PCA had no borrowings and $13.7 million of outstanding letters of credit under the revolving credit facility, resulting in $236.3 million in unused borrowing capacity as of December 31, 2012.

On June 26, 2012, PCA issued $400.0 million of 3.90% senior notes due June 15, 2022 through a registered public offering. PCA used the proceeds from the offering, together with cash on hand, to redeem its $400.0 million of 5.75% senior notes due August 1, 2013 on July 26, 2012. In connection with the redemption, PCA paid a redemption premium of $21.3 million and $11.2 million of accrued and unpaid interest.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements as of December 31, 2012 that would require disclosure under SEC FR-67, “Disclosure in Management’s Discussion and Analysis About Off-Balance Sheet Arrangements and Aggregate Contractual Obligations.”

Contractual Obligations

The following table summarizes PCA’s contractual obligations at December 31, 2012:

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(In thousands)
Receivables credit facility (due October 11, 2014)	$109,000	$—	$109,000	$—	$—
Senior credit facility — term loan (due October 11, 2016)	135,000	15,000	30,000	90,000	—
6.50% senior notes (due March 15, 2018)	150,000	—		—	150,000
3.90% senior notes (due June 15, 2022)	400,000	—	—	—	400,000

Total short-term and long-term debt	794,000	15,000	139,000	90,000	550,000
Capital lease obligations	41,798	2,654	5,308	5,308	28,528
Operating leases	178,377	33,888	52,837	25,572	66,080
Capital commitments	27,046	27,046	—	—	—
Purchase commitments	31,301	5,960	6,389	2,972	15,980
Letters of credit	13,709	13,709	—	—	—

Total contractual obligations	$1,086,231	$98,257	$203,534	$123,852	$660,588

The above table excludes interest payments on debt outstanding. Based on interest rates in effect and long-term debt balances outstanding as of December 31, 2012, projected contractual interest payments would be approximately $28.8 million in 2013 and for each future year. For the purpose of this disclosure, we have assumed that PCA’s variable and fixed rate long-term debt would be replaced at maturity with similar long-term debt and similar interest rates. This disclosure does not attempt to predict changes in interest rates. See Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” for the impact of changes in interest rates on PCA’s future cash flows.

The operating lease commitments, capital commitments, purchase commitments and letters of credit are not reflected on PCA’s consolidated balance sheet as of December 31, 2012. See Note 8 — Debt and Note 12 — Commitments and Contingencies in the “Notes to Consolidated Financial Statements” for additional information. PCA is not required to make any pension plan contributions in 2013 under the “Moving Ahead for Progress in the 21st Century Act” that was enacted in 2012 which, among other items, provided companies with some pension funding relief. PCA currently does not have any projections for future pension contributions beyond 2013. See Note 6 — Employee Benefit Plans and Other Postretirement Benefits in the “Notes to Consolidated Financial Statements” for additional information.

As of December 31, 2012, PCA had $111.3 million of obligations for gross unrecognized tax benefits and an additional $2.6 million for gross interest and penalties classified as noncurrent liabilities. At this time, PCA is unable to make a reasonably reliable estimate of the timing of payments in individual years in connection with these tax liabilities; therefore, such amounts are not included in the above contractual obligations table. See Note 14 — Income Taxes in the “Notes to Consolidated Financial Statements” for additional information.

PCA’s primary sources of liquidity are net cash provided by operating activities, available borrowing capacity under PCA’s revolving credit facility and additional borrowings under PCA’s receivables credit facility. As of December 31, 2012, PCA had $327.3 million in unused borrowing capacity under its existing credit facilities, net of the impact on this borrowing capacity of $13.7 million of outstanding letters of credit. Currently, PCA’s primary uses of cash are for operations, capital expenditures, debt service and declared common stock dividends, which it expects to be able to fund from these sources.

The following table provides the outstanding balances, excluding unamortized debt discount, and the weighted average interest rates as of December 31, 2012 for PCA’s senior credit facility, the receivables credit facility and the senior notes:

Borrowing Arrangement	Balance at December 31, 2012	Weighted Average Interest Rate	Projected Annual Cash Interest Payments
	(Dollars in thousands)
Revolving Credit Facility	$—	N/A	N/A
Term Loan	135,000	1.71%	$2,311
Receivables Credit Facility	109,000	1.06	1,154
6.50% Senior Notes (due March 15, 2018)	150,000	6.50	9,750
3.90% Senior Notes (due June 15, 2022)	400,000	3.90	15,600

Total	$794,000	3.63%	$28,815

The above table excludes the annual non-cash interest expense of $5.7 million from the amortization of the treasury locks over the terms for both the 6.50% senior notes due in 2018 and the 3.90% senior notes due in 2022.

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

In addition, PCA must maintain a minimum interest coverage ratio and a maximum leverage ratio under its senior credit facility. A failure to comply with the restrictions contained in the senior credit facility could lead to an event of default, which could result in an acceleration of any outstanding indebtedness and/or prohibit PCA from drawing on its senior credit facility. Such acceleration may also constitute events of default under the senior notes indentures and the receivables credit facility. At December 31, 2012, PCA was in compliance with these covenants.

PCA currently expects to incur normal capital expenditures of about $125.0 million in 2013, primarily for maintenance capital, cost reduction, business growth and environmental compliance, plus $50.0 million for either box plant acquisitions or strategic investments in our existing box plants.

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

PCA believes that it is currently in material compliance with these and all applicable environmental rules and regulations. Because environmental regulations are constantly evolving, the Company has incurred, and will continue to incur, costs to maintain compliance with these and other environmental laws. The Company works diligently to anticipate and budget for the impact of applicable environmental regulations, and does not currently expect that future environmental compliance obligations will materially affect its business or financial condition. For the years ended December 31, 2012, 2011 and 2010, we spent $25.8 million, $26.0 million and $24.6 million, respectively, to comply with the requirements of these and other environmental laws.

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

In 2004, the U.S. Environmental Protection Agency (the “EPA”) published the Boiler MACT regulations, establishing air emissions standards and certain other requirements for industrial boilers. These regulations were vacated and remanded by the U.S. Court of Appeals for the D.C. Circuit in 2007. The EPA proposed final regulations in March 2011, and concurrently announced its intent to reconsider certain provisions of the final rule. In December 2011, the EPA published proposed rules containing changes to the March 2011 rules and requested public comment on several of the rule revisions. After reviewing public comments, the EPA published a revised final rule in January 2013. The January 2013 rule establishes a three year deadline for compliance which states are authorized to extend by an additional year if they so elect. PCA is currently assessing the impact of these regulations, which are expected to require modifications to or replacement of certain of PCA’s boilers. PCA currently estimates that compliance with the final rule will require capital expenditures between $45.0 million and $55.0 million over the next three years. Due to the complexity of these regulations, and the potential for additional future regulatory or judicial modification to these regulations, this estimate is subject to further revisions. We currently estimate capital expenditures to comply with Boiler MACT regulations in 2013 of up to $10.0 million and expect other environmental capital expenditures of about $2.0 million in 2013. Total capital expenditures for environmental matters were $1.8 million, $2.8 million and $1.1 million for 2012, 2011 and 2010, respectively.

Because liability for remediation costs under environmental laws is strict, meaning that liability is imposed without fault, joint and several, meaning that liability is imposed on each party without regard to contribution, and retroactive, PCA could receive notifications of cleanup liability in the future and this liability could be material. From 1994 through 2012, remediation costs at PCA’s mills and corrugated plants totaled approximately $3.2 million. As of December 31, 2012, PCA maintained an environmental reserve of $11.7 million relating to on-site landfills and surface impoundments as well as ongoing and anticipated remedial projects. As of this filing, the Company believes that it is not reasonably possible that future environmental expenses above the $11.7 million accrued as of December 31, 2012 will have a material impact on its financial condition, results of operations and cash flows.

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

PCA believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements. For a further discussion on the application of these and other accounting policies, see Note 2 — Summary of Significant Accounting Policies in the “Notes to Consolidated Financial Statements” included elsewhere in this report.

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

As of December 31, 2012, the balance in the allowance for doubtful accounts reserve was $1.9 million, which was unchanged compared to the December 31, 2011 reserve. For the year ended December 31, 2012, the Company recorded expense related to doubtful accounts of $1.0 million compared to expense of $0.1 million recorded during the year ended December 31, 2011. The increase in bad debt expense of $0.9 million was due to expense from customers who had filed for bankruptcy or had liquidated. For the year ended December 31, 2011, the Company recorded expense of $0.1 million related to doubtful accounts compared to income of $0.9 million in 2010. The income in 2010 of $0.9 million was primarily due to a $1.0 million reduction in the allowance for doubtful accounts reserve to reflect the low level of actual losses over the previous three years.

Inventories

PCA records its inventories at the lower of cost or market and includes all costs directly associated with manufacturing products: materials, labor and manufacturing overhead. The estimated market value is based on assumptions for future demand and related pricing. If actual market conditions are less favorable than those projected by management, reductions in the carrying value of inventories may be required. Raw materials, work in process and finished goods valued using the last-in, first-out (“LIFO”) cost method comprised 58% and 61% of inventories at current cost at December 31, 2012 and 2011, respectively. Supplies and materials inventories are valued using a moving average cost.

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

PCA recognizes compensation expense associated with option awards ratably over their vesting periods. The Company uses the Black-Scholes-Merton option-pricing model to estimate the fair value of each option grant as of the date of grant. Expected volatilities are based on historical volatility of the Company’s common stock. The expected life of the option is estimated using historical data pertaining to option exercises and employee terminations. Separate groups of employees that have similar historical exercise behavior are considered separately for estimating the expected life. The risk-free interest rate is based on U.S. Treasury yields in effect at the time of grant. The Company has not granted any option awards since 2007.

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

•

PCA establishes accruals for unrecognized tax benefits when, despite the belief that PCA’s tax return positions are fully supported, PCA believes that an uncertain tax position does not meet the recognition threshold of ASC 740, “Income Taxes.” The tax contingency accruals are adjusted in light of changing facts and circumstances, such as the progress of tax audits, the expiration of the statute of limitations for the relevant taxing authority to examine a tax return, case law and emerging legislation. While it is difficult to predict the final outcome or timing of resolution for any particular tax matter, PCA believes that the accruals for unrecognized tax benefits at December 31, 2012 reflect the likely outcome of known tax contingencies as of such date in accordance with accounting for uncertainty in income taxes under ASC 740.

Reconciliations of Non-GAAP Financial Measures to Reported Amounts

Income from operations, net income and diluted earnings per share excluding special items are non-GAAP financial measures. Management presents income from operations, net income and diluted earnings per share excluding these special items to focus on PCA’s on-going operations and assess its operating performance and believes that these measures provide useful information to investors because they enable them to perform meaningful comparisons of past and present operating results. Reconciliations of those non-GAAP measures to the most comparable measure reported in accordance with GAAP for the three months ended December 31, 2012 and the years ended December 31, 2012, 2011 and 2010 follow:

	Three Months Ended December 31, 2012
	Income from Operations	Net Income	Diluted EPS
	(In thousands except per share amounts)
As reported in accordance with GAAP	$98,419	$61,031	$0.63

Special items:
State income tax adjustments	—	(3,393)	(0.03)
Facility closure charges	1,961	1,358	0.01

Total special items	1,961	(2,035)	(0.02)

Excluding special items	$100,380	$58,996	$0.61

	Year Ended December 31,
	2012				2011				2010
	Income from Operations	Net Income		Diluted EPS	Income from Operations		Net Income	Diluted EPS	Income from Operations		Net Income	Diluted EPS
	(In thousands except per share amounts)
As reported in accordance with GAAP	$443,459	$163,820		$1.68	$272,749		$158,027	$1.57	$185,382		$205,435	$2.00
Special items:
State income tax adjustments	—	(3,393)		(0.03)	—		—	—	—		—	—
Debt refinancing charges	10	15,952	(a)	0.16	—		—	—	—		—	—
Medical benefits reserve adjustment	—	—		—	(1,600)		(1,016)	(0.01)	—		—	—
Biofuel tax credits	(95,500)	23,012		0.24	—		—	—	86,804		(47,697)	(0.46)
Asset disposal and facilities closure charges	1,961 (b)	1,358		0.01	7,406	(b)	4,783	0.05	13,213	(b)	8,557	0.08

Total special items	(93,529)	36,929		0.38	5,806		3,767	0.04	100,017		(39,140)	(0.38)

Excluding special items	$349,930	$200,749		$2.06	$278,555		$161,794	$1.61	$285,399		$166,295	$1.62

(a)	Consists of after-tax charges related to the Company’s refinancing of debt completed in 2012, including the redemption premium ($13.6 million), the charge to settle the treasury lock prior to its maturity ($2.3 million), and other items ($0.1 million).
(b)	Consists of plant closure charges in 2012 and energy project related disposals in 2011. For 2010, consists of energy project related disposals ($6.2 million), plant closures ($4.2 million) and other assets no longer in service ($2.8 million).

Item 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

PCA is exposed to the impact of interest rate changes and changes in the market value of its financial instruments. PCA periodically enters into derivatives in order to minimize these risks, but not for trading purposes. For a discussion of derivatives and hedging activities, see Note 9 — Derivative Instruments and Hedging Activities to the “Notes to Consolidated Financial Statements” included elsewhere in the report.

The interest rates on approximately 69% of PCA’s debt are fixed. A one percent increase in interest rates related to variable rate debt would have resulted in an increase in interest expense and a corresponding decrease in income before taxes of $2.4 million annually.

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

Prior to filing this report, PCA completed an evaluation under the supervision and with the participation of PCA’s management, including PCA’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of PCA’s disclosure controls and procedures as of December 31, 2012. The evaluation of PCA’s disclosure controls and procedures included a review of the controls’ objectives and design, PCA’s implementation of the controls and the effect of the controls on the information generated for use in this report. Based on this evaluation, PCA’s Chief Executive Officer and Chief Financial Officer concluded that PCA’s disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2012.

During the quarter ended December 31, 2012, there were no changes in internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, PCA’s internal control over financial reporting.

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

PCA’s management, under the supervision of and with the participation of the Chief Executive Officer and Chief Financial Officer, assessed the Company’s internal control over financial reporting as of December 31, 2012, based on criteria for effective control over financial reporting described in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, PCA’s management concluded that its internal control over financial reporting was effective as of December 31, 2012, based on the specified criteria.

Ernst & Young LLP, the independent registered public accounting firm that audited PCA’s financial statements included in this Form 10-K, has also audited the effectiveness of the Company’s internal control over financial reporting. Their attestation report precedes PCA’s audited financial statements included elsewhere in this report.

Item 9B.	OTHER INFORMATION

Because this Annual Report on Form 10-K is being filed within four business days after the applicable triggering event, the below disclosure is being made under Part II, Item 9B of this Annual Report on From 10-K instead of under Item 5.02 (Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers) of Form 8-K.

On February 28, 2013, PCA approved amendments to PCA’s Supplemental Executive Retirement Plan. The amended plan replaces the 35-year service cap applicable to payment of benefits to Thomas A. Hassfurther and Thomas W.H. Walton with a 45-year cap. The amendments to the plan are filed herewith as Exhibits 10.22 and 10.23 hereto, which are incorporated by reference herein.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding PCA’s executive officers required by this Item 10 is set forth in Item 4.1 of Part I of this report.

The following information required by this Item 10 will be included in PCA’s Proxy Statement for the 2013 Annual Meeting of Stockholders and is incorporated by reference herein:

•	Information regarding PCA’s directors included under the caption “Election of Directors”

•	Information regarding PCA’s Audit Committee and financial experts included under the caption “Election of Directors — Audit Committee”

•	Information regarding PCA’s code of ethics included under the caption “Election of Directors — Code of Ethics”

•

Information regarding PCA’s stockholder nominating procedures included under the captions “Election of Directors — Nominating and Governance Committee,” “Other Information — Recommendations for Board — Nominated Director Nominees,” and “Other Information — Procedures for Nominating Directors or Bringing Business Before the 2014 Annual Meeting”

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

Authorization of Securities under Equity Compensation Plans.    Securities authorized for issuance under equity compensation plans at December 31, 2012 are as follows:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options and Rights(a)	Weighted Average Exercise Price of Outstanding Options and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans(b)
Equity compensation plans approved by security holders	278,580	$23.65	509,042
Equity compensation plans not approved by security holders	—	—	—

Total	278,580	$23.65	509,042

(a)	Does not include 1,771,664 shares of unvested restricted stock granted pursuant to our Amended and Restated 1999 Long-Term Equity Incentive Plan.

(b)	Excludes securities reflected in the first column, “Number of securities to be issued upon exercise of outstanding options and rights.”

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information with respect to certain relationships and related transactions and director independence required by this Item 13 will be included in PCA’s Proxy Statement under the captions “Transactions with Related Persons” and “Election of Directors — Determination of Director Independence,” respectively, and is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information with respect to fees and services of the principal accountant required by this Item 14 will be included in PCA’s Proxy Statement under the caption “Ratification of Appointment of the Independent

Registered Public Accounting Firm” under the subcaptions “— Fees to the Independent Registered Public Accounting Firm” and “— Audit Committee Preapproval Policy for Audit and Non-Audit Fees” and are incorporated herein by reference.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)  The following documents are filed as a part of this report:

(1)  The financial statements listed in the “Index to Financial Statements.”

(2)  Financial Statement Schedule.

The following consolidated financial statement schedule of PCA for the years ended December 31, 2012, 2011 and 2010 is included in this report.

Schedule II — Packaging Corporation of America — Valuation and Qualifying Accounts.

Description	Balance Beginning of Year	Charged to Expenses	Deductions		Balance End of Year
	(Dollars in thousands)
Year ended December 31, 2012:
Deducted from assets accounts:
Allowance for doubtful accounts	$1,906	$1,043	$(1,040	)(1)	$1,909
Reserve for customer deductions	3,128	31,045	(30,729	)(2)	3,444

Total	$5,034	$32,088	$(31,769)		$5,353

Year ended December 31, 2011:
Deducted from assets accounts:
Allowance for doubtful accounts	$2,493	$143	$(730	)(1)	$1,906
Reserve for customer deductions	2,920	30,009	(29,801	)(2)	3,128

Total	$5,413	$30,152	$(30,531)		$5,034

Year ended December 31, 2010:
Deducted from assets accounts:
Allowance for doubtful accounts	$3,909	$(937)	$(479	)(1)	$2,493
Reserve for customer deductions	2,439	27,007	(26,526	)(2)	2,920

Total	$6,348	$26,070	$(27,005)		$5,413

(1)	Consists primarily of uncollectable accounts written off, net of recoveries, during the year.

(2)	Consists primarily of discounts taken by customers during the year.

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions, are inapplicable or not material, or the information called for thereby is otherwise included in the financial statements or the accompanying notes to the financial statements and therefore, have been omitted.

(b)	Exhibits

Exhibit Number	Description
2.1	Contribution Agreement, dated as of January 25, 1999, among Pactiv Corporation (formerly known as Tenneco Packaging Inc.) (“Pactiv”), PCA Holdings LLC (“PCA Holdings”) and Packaging Corporation of America (“PCA”). (Incorporated herein by reference to Exhibit 2.1 to PCA’s registration Statement on Form S-4, Registration No. 333-79511).
2.2	Letter Agreement Amending the Contribution Agreement, dated as of April 12, 1999, among Pactiv, PCA Holdings and PCA. (Incorporated herein by reference to Exhibit 2.2 to PCA’s Registration Statement on Form S-4, Registration No. 333-79511).
3.1	Restated Certificate of Incorporation of PCA. (Incorporated herein by reference to Exhibit 3.1 to PCA’s Registration Statement on Form S-4, Registration No. 333-79511).
3.2	Certificate of Amendment to Restated Certificate of Incorporation of PCA. (Incorporated herein by reference to Exhibit 3.2 to PCA’s Registration Statement on Form S-4, Registration No. 333-109437.)
3.3	Amended and Restated By-laws of PCA. (Incorporated herein by reference to Exhibit 3.1 to PCA’s Current Report on Form 8-K filed December 7, 2012, File No. 1-15399.)
4.1	Form of certificate representing shares of common stock. (Incorporated herein by reference to Exhibit 4.9 to PCA’s Registration Statement on Form S-1, Registration No. 333-86963.)
4.2	Indenture, dated as of July 21, 2003, between PCA and U.S. Bank National Association. (Incorporated herein by reference to Exhibit 4.2 to PCA’s Quarterly Report on Form 10-Q for the period ended June 30, 2003, File No. 1-15399.)
4.3	First Supplemental Indenture, dated as of July 21, 2003, between PCA and U.S. Bank National Association. (Incorporated herein by reference to Exhibit 4.3 to PCA’s Quarterly Report on Form 10-Q for the period ended June 30, 2003, File No. 1-15399.)
4.4	Form of Rule 144A Global Note. (Incorporated herein by reference to Exhibit 4.5 to PCA’s Quarterly Report on Form 10-Q for the period ended June 30, 2003, File No. 1-15399.)
4.5	Officers’ Certificate, dated March 25, 2008, pursuant to Section 301 of the Indenture, dated July 21, 2003, by and between PCA and U.S. Bank National Association (Incorporated herein by reference to Exhibit 4.1 to PCA’s Current Report on Form 8-K filed March 25, 2008, File No. 1-15399.)
4.6	6.50% Senior Notes due 2018. (Incorporated herein by reference to Exhibit 4.2 to PCA’s Current Report on Form 8-K filed March 25, 2008, File No. 1-15399.)
4.7	Officers’ Certificate and 3.90% Senior Notes due 2022. (Incorporated herein by reference to Exhibit 4.2 to PCA’s Current Report of Form 8-K filed June 26, 2012, File No. 1-15399)
10.1	Five Year Credit Agreement, dated as of October 11, 2011, by and among PCA and the lenders and agents named therein. (Incorporated herein by reference to Exhibit 10.1 to PCA’s Current Report on Form 8-K filed October 12, 2011, File No. 1-15399.)
10.2	Amended and Restated Credit and Security Agreement, dated as of September 19, 2008, by and among PCA and the lenders and agents named therein. (Incorporated herein by reference to Exhibit 10.2 to PCA’s Quarterly Report on Form 10-Q for the period ended September 30, 2010, File No. 1-15399.)
10.3	Amendment No. 1 to Amended and Restated Credit and Security Agreement, dated as of April 14, 2009, by and among PCA and the lenders and agents named therein. (Incorporated herein by reference to Exhibit 10.1 to PCA’s Current Report on Form 8-K filed April 16, 2009, File No. 1-15399.)

Exhibit Number	Description
10.4	Amendment No. 2 to Amended and Restated Credit and Security Agreement, dated as of April 20, 2010, by and among PCA and the lenders and agents named therein. (Incorporated herein by reference to Exhibit 10.1 to PCA’s Current Report on Form 8-K filed April 15, 2010, File No. 1-15399.)
10.5	Amendment No. 3 to Amended and Restated Credit and Security Agreement, dated as of March 1, 2011, by and among PCA and the lenders and agents named therein. (Incorporated herein by reference to Exhibit 10.1 to PCA’s Current Report on Form 8-K filed March 2, 2011, File No. 1-15399.)
10.6	Amendment No. 4 to Amended and Restated Credit and Security Agreement, dated as of October 11, 2011, by and among PCA and the lenders and agents named therein. (Incorporated herein by reference to Exhibit 10.1 to PCA’s Current Report on Form 8-K filed October 12, 2011, File No. 1-15399.)
10.7	Receivables Sale Agreement, dated as of November 29, 2000, between PCC and PCA. (Incorporated herein by reference to Exhibit 10.24 to PCA’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, File No. 1-15399.)
10.8	Purchase and Sale Agreement, dated as of November 29, 2000, between PCC and PRC. (Incorporated herein by reference to Exhibit 10.25 to PCA’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001. File No. 1-15399.)
10.9	Packaging Corporation of America Thrift Plan for Hourly Employees and First Amendment of Packaging Corporation of America Thrift Plan for Hourly Employees, effective February 1, 2000. (Incorporated herein by reference to Exhibit 4.5 to PCA’s Registration Statement on Form S-8, Registration No. 333-33176.)*
10.10	Packaging Corporation of America Retirement Savings Plan, effective February 1, 2000. (Incorporated herein by reference to Exhibit 4.6 to PCA’s Registration Statement on Form S-8, Registration No. 333-33176.)*
10.11	Form of Stock Option Agreement for employees under the Amended and Restated 1999 Long-term Equity Incentive Plan. (Incorporated herein by reference to Exhibit 10.1 to PCA’s Current Report on Form 8-K, dated March 14, 2006, File No. 1-15399.)*
10.12	Form of Stock Option Agreement for non-employee directors under the Amended and Restated 1999 Long-term Equity Incentive Plan. (Incorporated herein by reference to Exhibit 10.2 to PCA’s Current Report on Form 8-K, dated March 14, 2006, File No. 1-15399.)*
10.13	Form of Restricted Stock Award Agreement for employees and non-employee directors under the Amended and Restated 1999 Long-term Equity Incentive Plan. (Incorporated herein by reference to Exhibit 10.3 to PCA’s Current Report on Form 8-K, dated March 14, 2006, File No. 1-15399.)*
10.14	Packaging Corporation of America Supplemental Executive Retirement Plan, as Amended and Restated Effective as of January 1, 2005. (Incorporated herein by reference to Exhibit 10.31 to PCA’s Annual Report on Form 10-K for the year ended December 31, 2006, File No. 1-15399.)*
10.15	Packaging Corporation of America Deferred Compensation Plan, effective as of January 1, 2009. (Incorporated herein by reference to Exhibit 10.15 to PCA’s Annual Report on Form 10-K for the year ended December 31, 2008, File No. 1-15399.)*
10.16	Packaging Corporation of America Amended and Restated Executive Incentive Compensation Plan, effective as of February 28, 2007. (Incorporated herein by reference to Exhibit 10.32 to PCA’s Annual Report on Form 10-K for the year ended December 31, 2006, File No. 1-15399.)*
10.17	First Amendment of Packaging Corporation of America Supplemental Executive Retirement Plan, effective as of January 1, 2008. (Incorporated herein by reference to Exhibit 10.17 to PCA’s Annual Report on Form 10-K for the year ended December 31, 2008, file No. 1-15399.)*

Exhibit Number	Description
10.18	Amended and Restated 1999 Long-Term Equity Incentive Plan, effective as of May 27, 2009. (Incorporated herein by reference to Appendix A to PCA’s Definitive Proxy Statement on Schedule 14A, filed with the Commission on April 21, 2009, File No 1-15399.)*
10.19	PCA Performance Incentive Plan, effective as of May 11, 2010. (Incorporated herein by reference to Appendix A to PCA’s Definitive Proxy Statement on Schedule 14A, filed with the Commission on March 30, 2010, File No. 1-15399.)*
10.20	Employment Agreement, dated June 28, 2010, between Packaging Corporation of America and Paul T. Stecko. (Incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated June 29, 2010, File No. 1-15399.)*
10.21	Form of Restricted Stock Award Agreement for February 22, 2011 Retention Awards to Mark W. Kowlzan and Thomas A. Hassfurther. (Incorporated herein by reference to Exhibit 10.22 to PCA’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, File No. 1-15399.)*
10.22	Second Amendment of Packaging Corporation of America Supplemental Executive Retirement Plan, effective as of February 28, 2013.*†
10.23	Third Amendment of Packaging Corporation of America Supplemental Executive Retirement Plan, effective as of February 28, 2013.*†
12.1	Statement Regarding Computation of Ratio of Earnings to Fixed Charges†
21.1	Subsidiaries of the Registrant.†
23.1	Consent of Ernst & Young LLP.†
24.1	Powers of Attorney.†
31.1	Certification of Chief Executive Officer, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†
31.2	Certification of Chief Financial Officer, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†
101	The following financial information from Packaging Corporation of America’s Annual Report on Form 10-K for the year ended December 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2012 and 2011, (ii) Consolidated Statements of Income for the years ended December 31, 2012, 2011 and 2010, (iii) Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2012, 2011 and 2010, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010, (v) the Notes to Consolidated Financial Statements, and (vi) Financial Statement Schedule-Valuation and Qualifying Accounts.

*	Management contract or compensatory plan or arrangement.
†	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 28, 2013.

Packaging Corporation of America

By:	/S/ MARK W. KOWLZAN
	Name:	Mark W. Kowlzan
	Title:	Chief Executive Officer

By:	/S/ RICHARD B. WEST
	Name:	Richard B. West
	Title:	Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 28, 2013.

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
Richard B. West (Attorney-In-Fact)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Packaging Corporation of America

Board of Directors and Stockholders

We have audited the accompanying consolidated balance sheets of Packaging Corporation of America (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of income and comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Packaging Corporation of America at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Packaging Corporation of America’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2013 expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

Chicago, Illinois

February 28, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Packaging Corporation of America

Board of Directors and Stockholders

We have audited Packaging Corporation of America’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Packaging Corporation of America’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Packaging Corporation of America maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Packaging Corporation of America as of December 31, 2012 and 2011, and the related consolidated statements of income and comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012, and our report dated February 28, 2013, expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

Chicago, Illinois

February 28, 2013

Packaging Corporation of America

Consolidated Balance Sheets

As of December 31, 2012 and 2011

	2012	2011
	(In thousands, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$207,393	$156,313
Accounts receivable, net of allowance for doubtful accounts and customer deductions of $5,353 and $5,034 as of December 31, 2012 and 2011, respectively	352,142	319,988
Inventories	268,767	254,675
Prepaid expenses and other current assets	20,915	18,298
Federal and state income taxes receivable	65,488	—
Deferred income taxes	22,328	62,789

Total current assets	937,033	812,063
Property, plant and equipment, net	1,366,069	1,476,654
Goodwill	67,160	58,214
Other intangible assets, net	38,283	25,042
Other long-term assets	45,223	40,526

Total assets	$2,453,768	$2,412,499

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$15,000	$15,000
Capital lease obligations	964	718
Accounts payable	117,510	154,855
Dividends payable	—	19,680
Accrued interest	3,676	12,584
Federal and state income taxes payable	—	10,404
Accrued liabilities	122,696	163,259

Total current liabilities	259,846	376,500
Long-term liabilities:
Long-term debt	778,630	793,448
Capital lease obligations	24,904	21,114
Deferred income taxes	125,109	11,924
Pension and postretirement benefit plans	164,538	148,686
Cellulosic biofuel tax reserve	102,051	102,051
Other long-term liabilities	29,229	29,866

Total long-term liabilities	1,224,461	1,107,089
Stockholders’ equity:
Common stock, par value $0.01 per share, 300,000,000 shares authorized, 98,142,782 and 98,324,974 shares issued as of December 31, 2012 and 2011, respectively	981	983
Additional paid in capital	378,794	351,804
Retained earnings	703,728	673,960
Accumulated other comprehensive loss, net of tax:
Unrealized loss on treasury locks, net	(31,651)	(23,289)
Unrealized loss on foreign exchange contracts	(392)	(413)
Unfunded employee benefit obligations	(81,999)	(74,076)

Total accumulated other comprehensive loss	(114,042)	(97,778)

Common stock held in treasury, at cost (2,355 shares as of December 31, 2011)	—	(59)

Total stockholders’ equity	969,461	928,910

Total liabilities and stockholders’ equity	$2,453,768	$2,412,499

See notes to consolidated financial statements.

Packaging Corporation of America

Consolidated Statements of Income and Comprehensive Income

	Year Ended December 31,
	2012	2011	2010
	(In thousands, except per share amounts)
Statement of Income:
Net sales	$2,843,877	$2,620,111	$2,435,606
Cost of sales	(2,204,248)	(2,078,165)	(1,903,406)

Gross profit	639,629	541,946	532,200
Selling and administrative expenses	(210,773)	(193,939)	(182,489)
Corporate overhead	(69,108)	(64,535)	(58,100)
Alternative fuel mixture credits	95,500	—	(86,265)
Other expense, net	(11,789)	(10,723)	(19,964)

Income from operations	443,459	272,749	185,382
Interest expense, net	(62,900)	(29,245)	(32,278)

Income before taxes	380,559	243,504	153,104
(Provision) benefit for income taxes	(216,739)	(85,477)	52,331

Net income	$163,820	$158,027	$205,435

Weighted average common shares outstanding
Basic	96,384	99,281	101,678
Diluted	97,497	100,376	102,608

Net income per common share
Basic	$1.70	$1.59	$2.02

Diluted	$1.68	$1.57	$2.00

Dividends declared per common share	$1.00	$0.80	$0.60

Statement of Comprehensive Income:
Net income	$163,820	$158,027	$205,435
Other comprehensive income (loss), net of tax:
Fair value adjustments to cash flow hedges, net of tax of $6.5 million, $15.3 million and $2.3 million for 2012, 2011 and 2010, respectively	(10,183)	(24,134)	(1,646)
Reclassification adjustment for cash flow hedges included in net income, net of tax of $1.2 million, $0.7 million and $0.5 million for 2012, 2011 and 2010, respectively	1,842	(1,125)	(1,309)
Amortization of pension and postretirement plans actuarial loss and prior service cost, net of tax of $4.3 million, $2.4 million and $2.3 million for 2012, 2011 and 2010, respectively	6,689	3,806	3,583
Unfunded employee benefit obligations, net of tax of $9.3 million, $20.3 million and $5.7 million for 2012, 2011 and 2010, respectively	(14,612)	(31,944)	(8,973)

Other comprehensive income (loss)	(16,264)	(53,397)	(8,345)

Comprehensive income	$147,556	$104,630	$197,090

See notes to consolidated financial statements.

Packaging Corporation of America

Consolidated Statements of Changes in Stockholders’ Equity

For the Period January 1, 2010 through December 31, 2012

					Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss
								Total Stockholders’ Equity
	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount
Balance at January 1, 2010	103,018,358	$1,030	—	$—	$387,496	$546,355	$(36,036)	$898,845
Common stock repurchases and retirements	(1,665,392)	(17)	—	—	(40,834)	—	—	(40,851)
Common stock dividends declared	—	—	—	—	—	(61,679)	—	(61,679)
Restricted stock grants and cancellations	560,845	6	—	—	507	—	—	513
Exercise of stock options	394,420	4	—	—	8,033	—	—	8,037
Share-based compensation expense	—	—	—	—	7,006	—	—	7,006
Other	—	—	—	—	40	—	—	40
Comprehensive income	—	—	—	—	—	205,435	(8,345)	197,090

Balance at December 31, 2010	102,308,231	1,023	—	—	362,248	690,111	(44,381)	1,009,001
Common stock repurchases and retirements	(4,896,666)	(49)	(2,355)	(59)	(29,098)	(93,871)	—	(123,077)
Common stock dividends declared	—	—	—	—	—	(80,307)	—	(80,307)
Restricted stock grants and cancellations	569,724	6	—	—	506	—	—	512
Exercise of stock options	343,685	3	—	—	7,733	—	—	7,736
Share-based compensation expense	—	—	—	—	9,736	—	—	9,736
Other	—	—	—	—	679	—	—	679
Comprehensive income	—	—	—	—	—	158,027	(53,397)	104,630

Balance at December 31, 2011	98,324,974	983	(2,355)	(59)	351,804	673,960	(97,778)	928,910
Common stock repurchases and retirements	(1,510,014)	(15)	2,355	59	(9,282)	(35,924)	—	(45,162)
Common stock dividends declared	—	—	—	—	—	(98,128)	—	(98,128)
Restricted stock grants and cancellations	382,953	4	—	—	1,611	—	—	1,615
Exercise of stock options	944,869	9	—	—	22,288	—	—	22,297
Share-based compensation expense	—	—	—	—	11,687	—	—	11,687
Other	—	—	—	—	686	—	—	686
Comprehensive income	—	—	—	—	—	163,820	(16,264)	147,556

Balance at December 31, 2012	98,142,782	$981	—	$—	$378,794	$703,728	$(114,042)	$969,461

See notes to consolidated financial statements.

Packaging Corporation of America

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2012	2011	2010
	(In thousands)

Cash Flows from Operating Activities:
Net income	$163,820	$158,027	$205,435
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	171,280	163,973	156,298
Amortization of financing costs	1,116	712	648
Amortization of net loss on treasury lock	2,988	(1,846)	(1,846)
Share-based compensation expense	11,687	9,736	7,006
Deferred income tax provision	183,202	27,347	(120,579)
Alternative fuel mixture credits	(76,281)	—	127,811
Loss on disposals of property, plant and equipment	7,298	7,137	8,865
Loss on early extinguishment of debt	21,296	—	—
Pension and postretirement benefits	1,687	5,726	11,142
Other, net	(3,090)	(4,761)	1,083
Changes in operating assets and liabilities (net of effects of acquisitions):
Increase in assets —
Accounts receivable	(24,995)	(16,946)	(50,256)
Inventories	(12,212)	(8,333)	(28,352)
Prepaid expenses and other current assets	(835)	(616)	(3,956)
Increase (decrease) in liabilities —
Accounts payable	(40,448)	(694)	25,367
Accrued liabilities	(2,308)	6,052	11,254

Net cash provided by operating activities	404,205	345,514	349,920

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(128,524)	(280,213)	(320,200)
Acquisitions of businesses	(35,393)	(57,340)	—
Treasury grant proceeds	57,399	—	—
Additions to other long term assets	(1,070)	(13,055)	(2,627)
Proceeds from disposals of property, plant and equipment	78	443	1,513

Net cash used for investing activities	(107,510)	(350,165)	(321,314)

Cash Flows from Financing Activities:
Proceeds from long-term debt	397,044	150,000	—
Payments on long-term debt	(437,184)	(670)	(626)
Financing costs paid	(876)	(2,041)	—
Settlement of treasury lock	(65,500)	9,910	—
Common stock dividends paid	(117,851)	(76,012)	(61,798)
Repurchases of common stock	(45,162)	(125,027)	(38,901)
Proceeds from exercise of stock options	19,898	7,016	7,496
Excess tax benefits from share-based awards	4,016	1,232	1,052

Net cash used for financing activities	(245,615)	(35,592)	(92,777)

Net increase (decrease) in cash and cash equivalents	51,080	(40,243)	(64,171)
Cash and cash equivalents, beginning of year	156,313	196,556	260,727

Cash and cash equivalents, end of year	$207,393	$156,313	$196,556

See notes to consolidated financial statements.

Packaging Corporation of America

Notes to Consolidated Financial Statements

December 31, 2012

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

PCA’s corrugated manufacturing operations consist of 71 plants, with 41 operating as combining operations, or corrugated plants, and 30 as sheet plants, a technical and development center, seven graphic design centers and a complement of packaging supplies and distribution centers. All plants are located in the continental United States. Corrugated plants combine linerboard and medium into sheets that are converted into corrugated shipping containers, point-of-sale graphics packaging, point-of-purchase displays and other specialized packaging. Sheet plants purchase sheets primarily from PCA corrugated products plants to use in the finished corrugated products converting process. The corrugated manufacturing operations sell to diverse customers primarily in North America.

As of December 31, 2012, PCA had approximately 8,600 employees. Approximately 2,600 of these employees were salaried and approximately 6,000 were hourly. Approximately 75% of its hourly employees are represented by unions. The majority of its unionized employees are represented by the United Steel Workers (USW), the International Brotherhood of Teamsters (IBT), and the International Association of Machinists (IAM).

Based on an agreement reached with the USW in 2008, the existing labor agreements at PCA’s containerboard mills covering USW-represented employees (91% of mill hourly workforce) were extended five years. With this extension, the USW contracts at the Company’s mills are currently set to expire between September 2013 and June 2015. Agreements with other union mill employees (9% of mill hourly workforce) expire between October 2014 and June 2017. Based on an agreement reached with the USW in 2009, the labor agreement at 25 corrugated plants covering USW represented employees was extended up to five years. Contracts for unionized corrugated products plant employees expire between November 2012 and March 2018. The Company is currently in negotiations to renew or extend any union contracts that have recently expired or are expiring in the near future.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation

The accompanying consolidated financial statements of PCA include all majority-owned subsidiaries. All intercompany transactions have been eliminated. The Company has two joint ventures that are accounted for under the equity method.

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

At December 31, 2012 and 2011, the allowance for doubtful accounts was $1.9 million for both years. The reserve for customer deductions of $3.4 million and $3.1 million at December 31, 2012 and 2011, respectively, are also included as a reduction of the accounts receivable balance.

Inventories

With the exception of inventories at corrugated products plants acquired since 2004, raw materials, work in process and finished goods are valued using the last-in, first-out (“LIFO”) cost method. Inventories at the acquired plants are valued at the first-in, first-out (“FIFO”) cost method. Supplies and materials are valued using a moving average cost. All inventories are stated at the lower of cost or market and include all costs directly associated with manufacturing products: materials, labor and manufacturing overhead. Inventories valued using the LIFO method totaled $194.0 million and $197.3 million, respectively, as of December 31, 2012 and 2011, compared to total inventory values (before the LIFO inventory reserve) of $332.3 million and $324.0 million for the same respective periods.

The components of inventories are as follows:

	December 31,
	2012	2011
	(In thousands)
Raw materials	$125,909	$126,489
Work in process	8,287	7,610
Finished goods	78,788	74,391
Supplies and materials	119,284	115,541

Inventories at FIFO or average cost	332,268	324,031
Excess of FIFO or average cost over LIFO cost	(63,501)	(69,356)

Inventories, net	$268,767	$254,675

Property, Plant and Equipment

Property, plant and equipment are recorded at cost, and consist of the following:

	December 31,
	2012	2011
	(In thousands)
Land and land improvements	$107,250	$102,483
Buildings	390,363	377,664
Machinery and equipment	3,048,932	3,045,145
Construction in progress	67,051	66,098
Other	27,196	27,170

Property, plant and equipment, at cost	3,640,792	3,618,560
Less accumulated depreciation	(2,274,723)	(2,141,906)

Property, plant and equipment, net	$1,366,069	$1,476,654

The amount of interest capitalized from construction in progress was $0.8 million, $7.1 million and $4.8 million for the years ended December 31, 2012, 2011 and 2010, respectively.

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

The amount of depreciation expense was $166.0 million, $161.5 million and $154.0 million for the years ended December 31, 2012, 2011 and 2010, respectively. Expenditures for repairs and maintenance are expensed as incurred.

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

Goodwill and Intangible Assets

The Company has capitalized certain intangible assets, primarily customer relationships, covenants not to compete and goodwill, based on their estimated fair value at the date of acquisition. Amortization is provided for customer relationships on a straight-line basis over periods ranging from six to 40 years. Covenants not to compete are amortized on a straight-line basis over the terms of the respective agreements.

Goodwill, which amounted to $67.2 million and $58.2 million for the years ended December 31, 2012 and 2011, respectively, is not being amortized but is subject to an annual impairment test in accordance with

Accounting Standards Codification (“ASC”) 350, “Intangibles — Goodwill and Other.” The Company performs the impairment test at year end or sooner if events or changes in circumstances indicate that the carrying amount may exceed fair value. Recoverability of goodwill is determined by comparing the fair value of the reporting unit with its carrying value, including goodwill. If the carrying amount of the reporting unit exceeds the fair value, the implied fair value of the reporting unit’s goodwill is compared to the carrying amount of its goodwill to determine if a write-down to fair value is necessary. The Company concluded that no impairment of goodwill existed at the time of the annual impairment tests in 2012, 2011 and 2010.

Other Long-Term Assets

PCA has capitalized certain costs related to obtaining its financing. These costs are amortized to interest expense using the effective interest rate method over the terms of the senior credit facilities and senior notes, which range from five to ten years. Unamortized deferred financing costs were $5.0 million and $2.6 million as of December 31, 2012 and 2011, respectively.

PCA leases the cutting rights to approximately 88,000 acres of timberland and capitalizes the annual lease payments and reforestation costs associated with these leases. These costs are recorded as depletion when timber is harvested and used in PCA’s business operations or sold to customers. Capitalized long-term lease costs were $27.4 million and $26.2 million as of December 31, 2012 and 2011, respectively. The amount of depletion expense was $0.7 million, $0.04 million and $0.5 million for the years ended December 31, 2012, 2011 and 2010, respectively.

PCA capitalizes certain costs related to the purchase and development of software which is used in its business operations. The costs attributable to these software systems are amortized over their estimated useful lives based on various factors such as the effects of obsolescence, technology and other economic factors. Net capitalized software costs were $1.1 million and $1.9 million for the years ended December 31, 2012 and 2011, respectively. Software amortization expense was $0.9 million, $0.6 million and $0.6 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Impairment of Long-Lived Assets

Long-lived assets other than goodwill are reviewed for impairment in accordance with provisions of ASC 360, “Property, Plant and Equipment.” In the event that facts and circumstances indicate that the carrying amount of any long-lived assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset (or group of assets) would be compared to the asset’s (or group of assets’) carrying amount to determine if a write-down to fair value is required. The Company concluded that no impairment of long-lived assets existed in 2012, 2011 and 2010.

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

PCA’s practice is to recognize interest and penalties related to unrecognized tax benefits in income tax expense.

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

The Company measures the fair value of money market funds based on quoted prices in active markets for identical assets or liabilities. See Note 6 for information about PCA’s pension plans’ assets measured at fair value and Note 10 for information about PCA’s assets and liabilities measured at fair value.

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

Research and Development

Research and development costs are expensed as incurred. The amount charged to expense was $11.3 million, $12.5 million and $10.9 million for the years ended December 31, 2012, 2011 and 2010, respectively.

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

In December 2011, the FASB issued ASU 2011-12, “Comprehensive Income (Topic 220) — Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” This ASU effectively defers only those changes in Update 2011-05 as discussed below that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income and gives the FASB additional time to redeliberate the presentation requirements for reclassification adjustments. The amendments in this ASU are effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company has complied with the provisions of ASU 2011-12 upon its adoption on January 1, 2012.

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

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220) — Presentation of Comprehensive Income.” The amendments in this ASU require that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The provisions in this update should be applied retrospectively and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company has complied with the additional provisions of ASU 2011-05 upon its adoption on January 1, 2012. See Consolidated Statements of Income and Comprehensive Income for additional information.

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

3.	EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted income per common share for the periods presented.

	Year Ended December 31,
	2012	2011	2010
	(In thousands, except per share data)
Numerator:
Net income	$163,820	$158,027	$205,435
Denominator:
Basic common shares outstanding	96,384	99,281	101,678
Effect of dilutive securities:
Stock options and unvested restricted stock	1,113	1,095	930

Diluted common shares outstanding	97,497	100,376	102,608

Basic income per common share	$1.70	$1.59	$2.02
Diluted income per common share	$1.68	$1.57	$2.00

Options to purchase 0.6 million shares at December 31, 2010 were not included in the computation of diluted common shares outstanding as their exercise price exceeded the average market price of the Company’s common stock for the related reporting period. All outstanding options to purchase shares at December 31, 2012 and 2011 were included in the computation of diluted common shares outstanding.

4.	STOCK-BASED COMPENSATION

In October 1999, the Company adopted a long-term equity incentive plan, which allows for grants of stock options, stock appreciation rights, restricted stock and performance awards to directors, officers and employees of PCA, as well as others who engage in services for PCA. The plan, which will terminate on October 19, 2014, provides for the issuance of up to 8,550,000 shares of common stock over the life of the plan. As of December 31, 2012, options and restricted stock for 8,040,958 shares have been granted, net of forfeitures. Forfeitures are added back to the pool of shares of common stock available to be granted at a future date.

A summary of the Company’s stock option activity and related information follows:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
				(In thousands)
Outstanding at December 31, 2009	1,973,301	20.92
Exercised	(394,420)	19.01
Forfeited	(10,497)	24.62

Outstanding at December 31, 2010	1,568,384	21.38
Exercised	(343,685)	20.34

Outstanding at December 31, 2011	1,224,699	21.64
Exercised	(944,869)	21.06
Forfeited	(1,250)	23.09

Outstanding and exercisable at December 31, 2012	278,580	$23.65	1.3	$4,130

The total intrinsic value of options exercised during the years ended December 31, 2012, 2011, and 2010 was $9.5 million, $2.8 million, and $2.4 million, respectively. As of December 31, 2012, there is no unrecognized compensation cost related to stock option awards granted under the Company’s equity incentive plan as all outstanding awards have vested.

A summary of the Company’s restricted stock activity follows:

	2012		2011		2010
	Shares	Fair Market Value at Date of Grant	Shares	Fair Market Value at Date of Grant	Shares	Fair Market Value at Date of Grant
	(Dollars in thousands)
Restricted stock at January 1	1,817,745	$40,655	1,478,000	$30,600	1,235,505	$24,718
Granted	394,928	10,846	575,694	16,005	573,440	12,693
Vested	(429,034)	(9,722)	(229,979)	(5,816)	(318,350)	(6,563)
Cancellations	(11,975)	(257)	(5,970)	(134)	(12,595)	(248)

Restricted stock at December 31	1,771,664	$41,522	1,817,745	$40,655	1,478,000	$30,600

Compensation expense for both stock options, which were fully vested at June 30, 2010, and restricted stock recognized in the consolidated statements of income for the years ended December 31, 2012, 2011 and 2010 was as follows:

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Stock options	$—	$—	$226
Restricted stock	11,687	9,736	6,780

Impact on income before income taxes	11,687	9,736	7,006
Income tax benefit	(4,543)	(3,784)	(2,721)

Impact on net income	$7,144	$5,952	$4,285

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

The fair value of restricted stock is determined based on the closing price of the Company’s common stock on the grant date. Restricted stock awards granted to employees generally vest at the end of a four-year period, and stock awards granted to directors vest immediately. The Company generally recognizes compensation expense associated with restricted stock awards ratably over their vesting periods. As PCA’s Board of Directors has the ability to accelerate vesting of restricted stock upon an employee’s retirement, the Company accelerates the recognition of compensation expense for certain employees approaching normal retirement age. As of December 31, 2012, there was $21.1 million of total unrecognized compensation costs related to the restricted stock awards. The Company expects to recognize the cost of these stock awards over a weighted-average period of 2.5 years.

5.	ACCRUED LIABILITIES

The components of accrued liabilities are as follows:

	December 31,
	2012	2011
	(In thousands)
Derivative — treasury lock	$—	$48,829
Bonuses and incentives and related payroll taxes	38,244	31,480
Medical insurance and workers’ compensation	18,448	18,685
Vacation and holiday pay	17,073	16,576
Customer volume discounts and rebates	13,365	18,656
Franchise, property, sales and use taxes	9,337	8,711
Payroll and payroll taxes	8,306	6,409
Current portion of pension and postretirement benefits	7,623	6,284
Other	10,300	7,629

Total	$122,696	$163,259

6.	EMPLOYEE BENEFIT PLANS AND OTHER POSTRETIREMENT BENEFITS

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

PCA provides certain medical benefits for retired salaried employees and certain medical and life insurance benefits for certain hourly employees. For salaried employees, the plan covers employees retiring from PCA on or after attaining age 58 who have had at least 10 years of full-time service with PCA after attaining age 48. For hourly employees, the postretirement medical coverage, where applicable, is available according to the eligibility provisions in effect at the employee’s work location. Per the human resources agreement referred to above, Pactiv retained the liability relating to retiree medical and life benefits for PCA employees who had retired on or before April 12, 1999 or who were eligible to retire within two years of that date. On January 1, 2003, the Company adopted a new plan design for salaried employees incorporating annual dollar caps in determining the maximum amount of employer contributions made towards the total cost of postretirement medical coverage. Effective January 1, 2012, Pactiv curtailed the availability of retiree medical coverage to any of its salaried retirees, and their enrolled spouses, who were 65 or older. This affected approximately 50 PCA salaried retirees covered under Pactiv’s retiree medical plan. PCA permitted these retirees and covered spouses to elect medical coverage under PCA’s retiree medical plan effective January 1, 2012.

The following tables provide information related to the Company’s pension and postretirement benefit plans.

	Pension Plans			Postretirement Plans
	2012	2011	2010	2012	2011	2010
	(In thousands)
Change in Benefit Obligation
Benefit obligation at beginning of period	$314,155	$246,985	$203,292	$25,937	$23,215	$20,080
Service cost	22,424	19,808	18,315	1,856	1,599	1,399
Interest cost	14,800	13,473	12,091	1,241	1,189	1,130
Plan amendments	2,271	1,827	837	2,266	—	—
Actuarial loss	29,338	35,399	15,153	1,698	755	1,931
Participant contributions	—	—	—	1,055	942	838
Benefits paid	(4,274)	(3,337)	(2,703)	(2,247)	(1,763)	(2,163)

Benefit obligation at plan year end	$378,714	$314,155	$246,985	$31,806	$25,937	$23,215

Accumulated benefit obligation portion of above	$341,729	$280,820	$214,676

Change in Fair Value of Plan Assets
Plan assets at fair value at beginning of period	$185,122	$167,033	$140,065	$—	$—	$—
Actual return on plan assets	21,527	(732)	14,457	—	—	—
Company contributions	35,984	22,158	15,214	1,192	821	1,325
Participant contributions	—	—	—	1,055	942	838
Benefits paid	(4,274)	(3,337)	(2,703)	(2,247)	(1,763)	(2,163)

Fair value of plan assets at plan year end	$238,359	$185,122	$167,033	$—	$—	$—

	Pension Plans		Postretirement Plans
	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011
	(In thousands)
Development of Net Amount Recognized
Benefit obligation in excess of plan assets at December 31	$(140,355)	$(129,033)	$(31,806)	$(25,937)

Amounts Recognized in Statement of Financial Position
Current liabilities	$(6,290)	$(5,232)	$(1,333)	$(1,052)
Noncurrent liabilities	(134,065)	(123,801)	(30,473)	(24,885)

Accrued benefit recognized at December 31	$(140,355)	$(129,033)	$(31,806)	$(25,937)

Amounts Recognized in Accumulated Other Comprehensive (Income) Loss, Net of Tax
Prior service cost	$21,309	$23,573	$(216)	$(481)
Actuarial loss	54,951	45,791	5,955	5,193

Total	$76,260	$69,364	$5,739	$4,712

	Pension Plans			Postretirement Plans
	2012	2011	2010	2012	2011	2010
	(In thousands)
Components of Net Periodic Benefit Cost
Service cost for benefits earned during the year	$22,424	$19,808	$18,315	$1,856	$1,599	$1,399
Interest cost on accumulated benefit obligation	14,800	13,473	12,091	1,241	1,189	1,130
Expected return on plan assets	(12,108)	(13,544)	(11,207)	—	—	—
Net amortization of unrecognized amounts
Prior service cost	5,993	5,782	5,685	(419)	(416)	(416)
Actuarial loss	4,916	411	247	452	449	342

Net periodic benefit cost	$36,025	$25,930	$25,131	$3,130	$2,821	$2,455

For the year ended December 31, 2013, the Company expects to recognize in net periodic benefit cost $6.2 million ($3.8 million net of tax) and $(0.4) million ($0.3 million net of tax) of prior service cost for pension and postretirement plans, respectively, and $6.0 million ($3.7 million net of tax) and $0.5 million ($0.3 million net of tax) of actuarial loss for pension and postretirement plans, respectively, which is included in accumulated other comprehensive income (loss) at December 31, 2012.

	Pension Plans			Postretirement Plans
	2012	2011	2010	2012	2011	2010
Weighted-Average Assumptions Used to Determine Benefit Obligations at December 31
Discount rate	4.25%	4.75%	5.50%	4.00%	4.50%	5.25%
Rate of compensation increase	4.00%	4.00%	4.00%	N/A	N/A	N/A
Weighted-Average Assumptions Used to Determine Net Periodic Benefit Cost for the Years Ended December 31
Discount rate	4.75%	5.50%	6.00%	4.50%	5.25%	5.75%
Expected return on plan assets	6.15%	7.75%	7.75%	N/A	N/A	N/A
Rate of compensation increase	4.00%	4.00%	4.00%	N/A	N/A	N/A

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

The Company assumed health care cost trend rates for its postretirement benefits plans were as follows:

	2012	2011	2010
Health care cost trend rate assumed for next year	8.00%	8.00%	7.50%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.00%	5.50%	5.00%
Year that the rate reaches the ultimate trend rate	2020	2016	2016

A one-percentage point change in assumed health care cost trend rates would have the following effects on the 2012 postretirement benefit obligation and the 2012 net post retirement benefit cost:

	1-Percentage Point Increase	1-Percentage Point Decrease
	(In thousands)
Effect on postretirement benefit obligation	$647	$(575)
Effect on net postretirement benefit cost	59	(51)

PCA has retained the services of a professional advisor to oversee pension investments and provide recommendations regarding investment strategy. PCA’s overall strategy and related apportionments between equity and debt securities may change from time to time based on market conditions, external economic factors, and the funding status of the plans. Pension plans’ assets were invested in the following classes of securities at December 31, 2012 and 2011:

	Percentage of Fair Value
	2012	2011
Equity securities	39%	36%
Debt securities	61%	63%
Other	—%	1%

The fair values of PCA’s pension plans’ assets at December 31, 2012 and 2011, measured on a recurring basis, by asset category are as follows:

	Fair Value Measurements at December 31, 2012
Asset Category	Total	Quoted Prices in Active Markets for identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Short-term investments	$394	$—	$394	$—
Equity securities:
U.S. large value	15,021	15,021	—	—
U.S. large growth	12,029	12,029	—	—
U.S. mid-cap value	2,481	2,481	—	—
U.S. mid-cap growth	4,734	4,734	—	—
U.S. small blend	5,033	—	5,033	—
Foreign large blend	39,204	39,204	—	—
Diversified emerging markets	7,722	7,722	—	—
Real estate	6,881	6,881	—	—
Debt securities:
Government bonds	29,644	—	29,644	—
Corporate bonds	115,216	48,699	66,517	—

Total	$238,359	$136,771	$101,588	$—

	Fair Value Measurements at December 31, 2011
Asset Category	Total	Quoted Prices in Active Markets for identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Short-term investments	$1,257	$—	$1,257	$—
Equity securities:
U.S. large value	11,272	11,272	—	—
U.S. large growth	9,172	9,172	—	—
U.S. mid-cap value	1,914	1,914	—	—
U.S. mid-cap growth	3,684	3,684	—	—
U.S. small blend	3,784	—	3,784	—
Foreign large blend	27,164	27,164	—	—
Diversified emerging markets	5,306	5,306	—	—
Real estate	5,405	5,405	—	—
Debt securities:
Government bonds	24,372	—	24,372	—
Corporate bonds	91,792	36,929	54,863	—

Total	$185,122	$100,846	$84,276	$—

The Company makes pension plan contributions that are sufficient to fund its actuarially determined costs, generally equal to the minimum amounts required by the Employee Retirement Income Security Act (ERISA). From time to time the Company may make discretionary contributions in excess of the required minimum amounts. PCA is not required to make any pension plan contributions in 2013 under the “Moving Ahead for Progress in the 21st Century Act” that was enacted in 2012 which, among other items, provided companies with some pension funding relief. However, PCA currently expects to make discretionary pension contributions of $30.1 million and record pension plan expense of $38.2 million in 2013. This compares to pension contributions of $36.0 million and pension plan expense of $36.0 million in 2012.

The following are estimated benefit payments to be paid to current plan participants by year:

	Pension Plans	Postretirement Plans
	(In thousands)
2013	$6,290	$1,333
2014	7,926	1,430
2015	9,719	1,508
2016	11,500	1,639
2017	13,304	1,821
2018 — 2022	97,293	11,707

The Company has two defined contribution benefit plans that cover all full-time salaried employees and certain hourly employees at several of the Company’s facilities. Employees can make voluntary contributions in accordance with the provisions of their respective plan. The Company made employer-matching contributions of $10.8 million, $10.4 million and $9.6 million during the years ended December 31, 2012, 2011 and 2010, respectively.

Effective January 1, 2011, PCA’s Board of Directors adopted a resolution designating the portion of the defined contribution plan’s investments held in the Company’s stock, and any future employee or employer contributions invested in the Company’s stock, as investments in an “Employee Stock Ownership Plan” (“ESOP”). The Company uses the ESOP to provide the Company’s matching contribution in the form of the Company’s stock to the plan participants (full-time salaried employees only). The Company expenses the employer-matching contributions and charges dividends on shares held by the ESOP to retained earnings. Any shares of Company stock held by the ESOP are included in basic shares for earnings-per-share computations. At December 31, 2012 and 2011, the ESOP held 2.1 million and 2.6 million shares, respectively, of the Company’s common stock.

Salaried employees who are not participants in the grandfathered pension plan, essentially those salaried employees hired on or after April 12, 1999, receive a service-related Company retirement contribution to their defined contribution plan account in addition to any employer matching contribution. This contribution increases with years of service and ranges from 3% to 5% of base pay. The Company expensed $4.3 million, $3.9 million and $3.1 million for this retirement contribution during the years ended December 31, 2012, 2011 and 2010, respectively.

7.	GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

Changes in the carrying amount of goodwill for the periods ended December 31, 2012 and 2011, are as follows:

(In thousands)
Balance as of December 31, 2010	$38,854
Acquisitions	19,360

Balance as of December 31, 2011	58,214
Acquisition	14,098
Adjustments related to purchase accounting	(5,152)

Balance at December 31, 2012	$67,160

Other Intangible Assets

The components of other intangible assets are as follows:

	Weighted Average Remaining Life	As of December 31, 2012		As of December 31, 2011
		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In thousands)
Customer relationships	16.7 years	$48,261	$10,663	$32,520	$7,771
Other	2.9 years	990	305	349	56

Total other intangible assets		$49,251	$10,968	$32,869	$7,827

The amount of amortization expense was $3.1 million, $1.4 million, and $0.8 million for the years ended December 31, 2012, 2011 and 2010, respectively. Estimated amortization expense of intangible assets over the next five years is expected to approximate $3.4 million (2013), $3.2 million (2014), $3.1 million (2015), $3.0 million (2016) and $3.0 million (2017).

See Note 17 for further discussion regarding acquisitions.

8.	DEBT

A summary of debt is set forth in the following table:

	December 31, 2012	December 31, 2011
	(In thousands)
Receivables credit facility, effective interest rate of 1.06% and 1.15% as of December 31, 2012 and December 31, 2011, respectively, due October 11, 2014	$109,000	$109,000
Senior credit facility — term loan, effective interest rate of 1.71% and 2.08% as of December 31, 2012 and 2011, respectively, due October 11, 2016	135,000	150,000
Senior notes, net of discount of $514 as of December 31, 2011, interest at 5.75% payable semi-annually, due August 1, 2013, redeemed July 26, 2012	—	399,486
Senior notes, net of discount of $32 and $38 as of December 31, 2012 and 2011, respectively, interest at 6.50% payable semi-annually, due March 15, 2018	149,968	149,962
Senior notes, net of discount of $338 as of December 31, 2012 , interest at 3.90% payable semi-annually, due June 15, 2022	399,662	—

Total	793,630	808,448
Less current portion	15,000	15,000

Total long-term debt	$778,630	$793,448

On March 25, 2008, PCA issued $150.0 million of 6.50% senior notes due March 15, 2018 through a registered public offering. PCA used the proceeds of this offering, together with cash on hand, to repay $150.0 million of outstanding notes on August 1, 2008.

On October 11, 2011, the Company replaced its senior credit facility that was scheduled to terminate in April 2013 with a new senior credit facility that provides a $150.0 million term loan facility, which PCA fully borrowed, and a $250.0 million revolving credit facility, including a $50.0 million subfacility for letters of credit. Borrowings may be used for general corporate purposes and bear interest at LIBOR plus a margin that is determined based upon PCA’s credit ratings. The new senior credit facility will terminate on October 11, 2016. The Company had no borrowings and $13.7 million of outstanding letters of credit under the revolving credit facility, resulting in $236.3 million in unused borrowing capacity as of December 31, 2012.

Also on October 11, 2011, PCA amended its existing receivables credit facility agreement which extended the termination date to October 11, 2014 and increased the borrowing availability from $150.0 million to $200.0 million. The Company had $91.0 million in additional borrowing capacity available under this facility as of December 31, 2012.

On June 26, 2012, PCA issued $400.0 million of 3.90% senior notes due June 15, 2022 through a registered public offering and notified the holders of its $400.0 million of 5.75% senior notes due August 1, 2013 that it would redeem those notes on July 26, 2012. On July 26, 2012, PCA completed the redemption of the old 5.75% notes for $432.5 million, which included a redemption premium of $21.3 million and $11.2 million of accrued and unpaid interest. PCA used the proceeds of the offering of the new 3.90% notes and cash on hand to fund the redemption.

The instruments governing PCA’s indebtedness contain financial and other covenants that limit the ability of PCA and its subsidiaries to enter into sale and leaseback transactions, incur liens, incur indebtedness at the subsidiary level, enter into certain transactions with affiliates, merge or consolidate with any other person or sell or otherwise dispose of all or substantially all of its assets. The senior credit facility also requires PCA to comply with certain financial covenants, including maintaining a minimum interest coverage ratio and a maximum leverage ratio. A failure to comply with these restrictions could lead to an event of default, which could result in an acceleration of any outstanding indebtedness and/or prohibit the Company from drawing on the revolving credit facility. Such an acceleration may also constitute an event of default under the senior notes indenture and the receivables credit facility. At December 31, 2012, the Company was in compliance with these covenants.

Additional information regarding PCA’s variable rate debt is shown below:

	Reference Interest Rate		Applicable Margin
	December 31,		December 31,
	2012	2011	2012	2011
Receivables credit facility	0.21%	0.30%	0.85%	0.85%
Senior credit facility	0.21%	0.58%	1.50%	1.50%

As of December 31, 2012, annual principal maturities for debt, excluding unamortized debt discount, are: $15.0 million (2013), $124.0 million (2014), $15.0 million (2015), $90.0 million (2016), and $550.0 million (2018 and after).

Interest payments in connection with the Company’s debt obligations for the years ended December 31, 2012, 2011 and 2010, amounted to $66.3 million (including the $21.3 million redemption premium), $35.2 million, and $35.3 million, respectively.

Included in interest expense, net, are amortization of financing costs and amortization of treasury lock settlements. For the years ended December 31, 2012, 2011 and 2010, amortization of treasury lock settlements was a $3.0 million net loss for 2012 and a $1.8 million net gain for each of the years 2011 and 2010. Amortization of financing costs was $1.1 million, $0.7 million and $0.6 million, respectively, for 2012, 2011 and 2010. For 2012 only, the redemption premium of $21.3 million of expense was included in interest expense, net.

PCA has an on-balance sheet securitization program for its trade accounts receivable that is accounted for as a secured borrowing under ASC 860, “Transfers and Servicing.” To effectuate this program, the Company formed a wholly owned limited purpose subsidiary, Packaging Credit Company, LLC (“PCC”), which in turn formed a wholly owned, bankruptcy-remote, special-purpose subsidiary, Packaging Receivables Company, LLC (“PRC”), for the purpose of acquiring receivables from PCC. Both of these entities are included in the consolidated financial statements of the Company. Under this program, PCC purchases on an ongoing basis substantially all of the receivables of the Company and sells such receivables to PRC. PRC and lenders established a $200.0 million receivables-backed revolving credit facility (“Receivables Credit Facility”) through which PRC obtains funds to purchase receivables from PCC. The receivables purchased by PRC are solely the property of PRC. In the event of liquidation of PRC, the creditors of PRC would be entitled to satisfy their claims from PRC’s assets prior to any distribution to PCC or the Company. Credit available under the receivables credit facility is on a borrowing-base formula. As a result, the full amount of the facility may not be available at all times. At December 31, 2012 and 2011, $109.0 million was outstanding and included in “Long — term debt” on the consolidated balance sheet. Substantially all accounts receivable at December 31, 2012 have been sold to PRC and are included in “Accounts receivable, net of allowance for doubtful accounts and customer deductions” on the consolidated balance sheet. The highest outstanding principal balance under the receivables credit facility during 2012 was $109.0 million.

A summary of the Company’s drawings under the receivables credit facility and the revolving credit facility, including the impact of $13.7 million of outstanding letters of credit, as of December 31, 2012 follows:

	Commitments	Utilized	Available
	(In thousands)
Receivables credit facility	$200,000	$109,000	$91,000
Revolving credit facility	250,000	13,709	236,291

	$450,000	$122,709	$327,291

PCA is required to pay commitment fees on the unused portions of the credit facilities. The Company’s outstanding letters of credit at December 31, 2012 are primarily for workers’ compensation.

9.	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Hedging Strategy

PCA is exposed to certain risks relating to its ongoing operations. When appropriate, the Company uses derivatives as a risk management tool to mitigate the potential impact of certain market risks. The primary risks managed by using derivative financial instruments are interest rate and foreign currency exchange rate risks. PCA does not enter into derivative financial instruments for trading or speculative purposes. As of December 31, 2012, PCA was not a party to any derivative-based arrangement.

Interest Rate Risk

The Company has used treasury lock derivative instruments to manage interest costs and the risk associated with changing interest rates. In connection with contemplated issuances of ten-year debt securities, PCA entered into interest rate protection agreements with counterparties in 2003, 2008, 2010 and 2011 to protect against increases in the ten-year U.S. Treasury Note rate. These treasury rates served as references in determining the interest rates applicable to the debt securities the Company issued in July 2003, March 2008 and June 2012. As a result of changes in the interest rates on those treasury securities between the time PCA entered into the derivative agreements and the time PCA priced and issued the debt securities, the Company: (1) received a payment of $22.8 million from the counterparty upon settlement of the 2003 interest rate protection agreement on July 21, 2003; (2) made a payment of $4.4 million to the counterparty upon settlement of the 2008 interest rate protection agreement on March 25, 2008; (3) received a payment of $9.9 million from the counterparties upon settlement of the 2010 interest rate protection agreements on February 4, 2011; and (4) made a payment of $65.5 million to the counterparty upon settlement of the 2011 interest rate protection agreement on June 26, 2012. The Company recorded the effective portion of the settlements in accumulated other comprehensive income (loss) (“OCI”), and these amounts are being amortized over the terms of the respective notes.

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

At December 31, 2012, the Company did not have any interest rate protection agreements outstanding.

Foreign Currency Exchange Rate Risk

In connection with the energy optimization projects at its Valdosta, Georgia mill and Counce, Tennessee mill, the Company entered into foreign currency forward contracts in 2009 and 2010 to hedge its exposure to forecasted purchases of machinery and equipment denominated in foreign currencies. The foreign currency forward contracts were properly documented and designated as cash flow hedges at inception. By the end of 2011, all contracts had been settled for a loss of $0.7 million. The loss was recorded in accumulated OCI and is being amortized into cost of sales over the lives of the respective machinery and equipment. At December 31, 2012, the Company did not have any foreign currency forward contracts outstanding.

Derivative Instruments

The impact of derivative instruments on the consolidated statements of income and accumulated OCI is as follows:

	Amount of Net Gain (Loss) Recognized in Accumulated OCI (Effective Portion) December 31,
	2012	2011
	(In thousands)
Treasury locks, net of tax	$(31,651)	$(23,289)
Foreign currency exchange contracts, net of tax	(392)	(413)

Total	$(32,043)	$(23,702)

	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion) Year Ended December 31,
Location	2012	2011	2010
Amortization of treasury locks (included in interest expense, net)	$435	$1,846	$1,846
Amortization of foreign currency forward contracts (included in cost of sales)	(34)	(7)	—

The net amount of settlement gains or losses on derivative instruments included in accumulated OCI to be amortized over the next 12 months is a net loss of $5.7 million ($3.5 million after tax).

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

A summary of financial instruments recognized at fair value on a recurring basis follows:

(In thousands)	Total	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Unobservable inputs (Level 3)
December 31, 2012
Cash and Cash Equivalents
Cash	$3,893	$3,893	$—	$—
Money market funds	203,500	203,500	—	—
December 31, 2011
Cash and Cash Equivalents
Cash	$499	$499	$—	$—
Money market funds	155,814	155,814	—	—
Accrued Liabilities
Treasury lock	48,829	—	48,829	—

PCA values its financial instruments using the market approach. No financial instruments were recognized using unobservable inputs.

There were no changes in the Company’s valuation techniques used to measure fair values on a recurring basis since December 31, 2011. PCA had no assets or liabilities that were measured on a nonrecurring basis.

Other Fair Value Measurements

Long-term debt and the current maturities of long-term debt had a carrying value of $793.6 million and a fair value of $825.0 million at December 31, 2012 compared to $808.4 million and $856.9 million, respectively, at December 31, 2011. The fair value of the Company’s senior notes is determined based on quoted market prices. The carrying value of the Company’s variable rate debt approximates its market value due to the variable interest-rate feature of the instrument. These are considered Level 2 fair value measurements.

11.	STOCK REPURCHASE PROGRAM

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

On December 14, 2011, the Company announced that its Board of Directors had authorized the repurchase of an additional $150.0 million of the Company’s outstanding common stock. During 2012, the Company repurchased 1,472,096 shares of common stock for $44.1 million, or $29.97 per share, under this authorization. All repurchased shares were retired prior to December 31, 2012. As of December 31, 2012, $105.9 million of the $150.0 million authorization remained available for repurchase of the Company’s common stock.

12.	COMMITMENTS AND CONTINGENCIES

Capital Commitments

The Company had authorized capital commitments of approximately $27.0 million and $40.4 million as of December 31, 2012 and 2011, respectively, in connection with the expansion and replacement of existing facilities and equipment.

Lease Obligations

PCA leases space for certain of its facilities, cutting rights to approximately 88,000 acres of timberland, and equipment, primarily vehicles and rolling stock. Lease terms range from one to 11 years and may contain renewal options or escalation clauses. Some leases may require the Company to pay executory costs, which may include property taxes, maintenance and insurance. The minimum lease payments under non-cancelable operating leases with lease terms in excess of one year are as follows:

(In thousands)
2013	$33,888
2014	30,558
2015	22,279
2016	14,927
2017	10,645
Thereafter	66,080

Total	$178,377

Total lease expense, including base rent on all leases and executory costs, such as insurance, taxes, and maintenance, for the years ended December 31, 2012, 2011 and 2010 was $49.4 million, $46.1 million and $42.0 million, respectively. These costs are included in cost of goods sold and selling and administrative expenses.

PCA was obligated under capital leases covering buildings and machinery and equipment in the amount of $25.9 million and $21.8 million at December 31, 2012 and 2011, respectively. Assets held under capital lease obligations are included in property, plant and equipment as follows:

	December 31,
	2012	2011
	(In thousands)
Buildings	$250	$250
Machinery and equipment	28,526	23,602

Total	28,776	23,852
Less accumulated amortization	(6,845)	(5,028)

Total	$21,931	$18,824

Amortization of assets under capital lease obligations is included in depreciation expense.

The future minimum payments under capitalized leases at December 31, 2012 are as follows:

(In thousands)
2013	$2,654
2014	2,654
2015	2,654
2016	2,654
2017	2,654
Thereafter	28,528

Total minimum capital lease payments	41,798
Less amounts representing interest	(15,930)

Present value of net minimum capital lease payments	25,868
Less current maturities of capital lease obligations	964

Total long-term capital lease obligations	$24,904

Interest paid as part of the capital lease obligations was $1.7 million, $1.5 million, and $1.6 million during the years ended December 31, 2012, 2011 and 2010, respectively.

Purchase Commitments

The Company has entered into various purchase agreements for minimum amounts of pulpwood processing and energy over periods ranging from one to 16 years at fixed prices. Total purchase commitments are as follows:

(In thousands)
2013	$5,960
2014	4,903
2015	1,486
2016	1,486
2017	1,486
Thereafter	15,980

Total	$31,301

The Company purchased a total of $27.7 million, $28.5 million, and $32.8 million during the years ended December 31, 2012, 2011 and 2010, respectively, under these purchase agreements.

Litigation

During September and October 2010, PCA and eight other U.S. and Canadian containerboard producers were named as defendants in five purported class action lawsuits filed in the United States District Court for the Northern District of Illinois, alleging violations of the Sherman Act. The lawsuits have been consolidated in a single complaint under the caption Kleen Products LLC v Packaging Corp. of America et al. The consolidated complaint alleges that the defendants conspired to limit the supply of containerboard, and that the purpose and effect of the alleged conspiracy was to artificially increase prices of containerboard products during the period of August 2005 to the time of filing of the complaint. The complaint was filed as a purported class action suit on behalf of all purchasers of containerboard products during such period. The complaint seeks treble damages and costs, including attorney’s fees. The defendants’ motions to dismiss the complaint were denied by the court in April 2011. PCA believes the allegations are without merit and will defend this lawsuit vigorously. However, as the lawsuit is in the document production phase of discovery, PCA is unable to predict the ultimate outcome or estimate a range of reasonably possible losses.

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

Environmental Liabilities

The potential costs for various environmental matters are uncertain due to such factors as the unknown magnitude of possible cleanup costs, the complexity and evolving nature of governmental laws and regulations and their interpretations, and the timing, varying costs and effectiveness of alternative cleanup technologies. From 1994 through 2012, remediation costs at the Company’s mills and corrugated plants totaled approximately $3.2 million. As of December 31, 2012, the Company maintained an environmental reserve of $11.7 million (of which $11.1 million is included in “Other long-term liabilities” on PCA’s consolidated balance sheet), relating to on-site landfills (see Note 13) and surface impoundments as well as ongoing and anticipated remedial projects. Liabilities recorded for environmental contingencies are estimates of the probable costs based upon available information and assumptions. Because of these uncertainties, PCA’s estimates may change. As of the date of this filing, the Company believes that it is not reasonably possible that future environmental expenditures for remediation costs and asset retirement obligations above the $11.7 million accrued as of December 31, 2012, will have a material impact on its financial condition, results of operations, or cash flows.

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

The following table describes changes to PCA’s asset retirement obligation liability:

	2012	2011
	(In thousands)
Asset retirement obligation, January 1	$5,095	$4,884
Accretion expense	50	211

Asset retirement obligation, December 31	$5,145	$5,095

14.	INCOME TAXES

Following is an analysis of the components of the consolidated income tax provision:

	2012	2011	2010
	(In thousands)
Current —
U.S.	$27,100	$41,452	$44,595
State and local	6,437	16,678	23,653

Total current provision for taxes	33,537	58,130	68,248

Deferred —
U.S.	180,997	29,895	(117,945)
State and local	2,205	(2,548)	(2,634)

Total deferred provision for taxes	183,202	27,347	(120,579)

Total provision (benefit) for taxes	$216,739	$85,477	$(52,331)

The effective tax rate varies from the U.S. Federal statutory tax rate principally due to the following:

	2012	2011	2010
	(In thousands)
Provision computed at U.S. Federal statutory rate of 35%	$133,196	$85,226	$53,586
Alternative fuel mixture and cellulosic biofuel producer credits	81,695	—	(104,785)
State and local taxes, net of federal benefit	9,135	7,504	7,694
Domestic manufacturers deduction	(7,155)	(7,670)	(7,540)
Other	(132)	417	(1,286)

Total	$216,739	$85,477	$(52,331)

Tax expense in 2012 included $81.7 million for the reallocation of gallons from the cellulosic biofuel producer credit to the alternative fuel mixture credit claimed in the 2009 amended federal and state income tax returns filed in 2012. Tax benefits recorded in 2010 included $104.8 million for the reallocation of gallons from the alternative fuel mixture credit to the cellulosic biofuel producer credit claimed in the 2009 federal tax return, and also included a reserve for unrecognized tax benefits of $102.0 million. For further discussion regarding the alternative fuel mixture and cellulosic biofuel producer credits recorded during 2012 and 2010, see Note 15.

Deferred income tax assets and liabilities at December 31 are summarized as follows:

	December 31,
	2012	2011
	(In thousands)
Deferred tax assets:
Accrued liabilities	$7,332	$5,287
Employee benefits and compensation	16,002	15,100
Inventories	—	6,809
Stock options and restricted stock	8,389	8,596
Pension and postretirement benefits	65,520	60,455
Derivatives	20,381	15,072
Cellulosic biofuel tax credit carryforward	—	167,452

Total deferred tax assets	$117,624	$278,771

Deferred tax liabilities:
Property, plant and equipment	$(210,486)	$(216,109)
Goodwill and intangible assets	(7,267)	(10,676)
Inventories	(1,533)	—
Investment in joint venture	(1,119)	(1,121)

Total deferred tax liabilities	$(220,405)	$(227,906)

Net deferred tax assets (liabilities)	$(102,781)	$50,865

The net deferred tax assets (liabilities) at December 31 are classified in the balance sheet as follows:

	December 31,
	2012	2011
	(In thousands)
Current deferred tax assets	$22,328	$62,789
Non-current deferred tax liabilities	(125,109)	(11,924)

Net deferred tax assets (liabilities)	$(102,781)	$50,865

Cash payments for both federal and state income taxes were $9.7 million, $52.7 million and $19.1 million for the years ended December 31, 2012, 2011 and 2010, respectively.

The following table summarizes the changes related to PCA’s gross unrecognized tax benefits excluding interest:

	2012	2011
	(In thousands)
Balance as of January 1	$(111,013)	$(112,311)
Increases related to prior years’ tax positions	(128)	(56)
Increases related to current year tax positions	(1,267)	(624)
Settlements with taxing authorities	—	—
Expiration of the statute of limitations	1,105	1,978

Balance at December 31	$(111,303)	$(111,013)

During the third and fourth quarters of 2012, various state statutes of limitations expired. As a result of these events, the reserve for unrecognized tax benefits decreased by $1.1 million gross or $0.7 million net of the federal benefit for state taxes during the third and fourth quarters of 2012. At December 31, 2012, PCA had recorded a $111.3 million reserve for unrecognized tax benefits, excluding interest and penalties. Of the total, $107.0 million (net of the federal benefit for state taxes) would impact the effective tax rate if recognized. The increase in reserve in 2010 is attributable to alternative energy tax credits as described in Note 15.

PCA recognizes interest and penalties related to unrecognized tax benefits as part of its income tax expense. During the years ended December 31, 2012 and 2011, PCA recorded $0.3 million gross ($0.2 million net) and $0.2 million gross ($0.16 million net), respectively, in its statement of income, increasing the accrual for interest to $2.5 million gross ($1.6 million net) and $2.2 million gross ($1.4 million, net) at December 31, 2012 and 2011, respectively. Less than $0.1 million of accrual for penalties was made.

PCA and its subsidiaries are subject to U.S. federal income taxes, as well as income taxes of multiple state and city jurisdictions. A federal examination of the tax years 2002 and 2004 has been concluded. The tax years 2008 — 2012 remain open to federal examination. The tax years 2002 — 2012 remain open to state examinations. During March of 2011, the Internal Revenue Service (IRS) started an audit of PCA’s 2008 and 2009 tax years. PCA expects the reserve for unrecognized tax benefits for alternative energy tax credits related to the Filer City mill process to change significantly within the next twelve months due to the anticipated conclusion of the IRS exam. PCA estimates the change in reserve for unrecognized tax benefits to be between $0 and $105.0 million.

15.	ALTERNATIVE ENERGY TAX CREDITS

The Company generates black liquor as a by-product of its pulp manufacturing process, which entitled it to certain federal income tax credits. When black liquor is mixed with diesel, it is considered an alternative fuel that was eligible for a $0.50 per gallon refundable alternative fuel mixture credit for gallons produced before December 31, 2009. Black liquor is also eligible for a $1.01 per gallon taxable cellulosic biofuel producer credit for gallons of black liquor produced and used in 2009. The Company first recorded income relating to these credits in its income statement for the year ended December 31, 2009.

During 2010, the Internal Revenue Service (IRS) released guidance related to the alternative energy credits which resulted in: (1) the Company releasing a reserve that was established in 2009 for ambiguity in the calculation of the alternative fuel mixture credit; (2) reallocation of gallons of black liquor from the alternative fuel mixture credit to the cellulosic biofuel credit; and (3) the determination that the Company’s proprietary biofuel process at its Filer City, Michigan mill would likely qualify for the cellulosic biofuel producer credit. The Company amended its 2009 federal income tax return in December 2010 to claim the additional Filer City gallons. As a result of these changes, the Company recorded a charge of $(86.3) million in “Alternative fuel mixture credits” and a $135.5 million benefit in the “(Provision) benefit for income taxes.” Additional expenses of $1.6 million related to the alternative energy tax credits were also recorded, resulting in total income of $47.7 million recorded in 2010. In addition, the Company recorded in 2010 a reserve for unrecognized tax benefits under ASC 740, “Income Taxes,” of $102.0 million (net of the federal benefit for state taxes) because the IRS guidelines do not specifically address the unique and proprietary nature of the Filer City mill process and uncertainty exists.

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

On February 3, 2012, PCA again amended its 2009 federal tax return to reallocate claimed gallons from cellulosic biofuel producer credits to alternative fuel mixture credits. As a result of this change, the Company recorded a charge of $(118.5) million in “(Provision) benefit for income taxes” and income of $95.5 million in “Alternative fuel mixture credits,” together resulting in a first quarter 2012 non-cash, after-tax charge of $23.0 million. In the fourth quarter of 2012, PCA recorded after-tax income of $3.4 million for the amendment of the 2009 state income tax returns related to the federal amendment filed in February 2012. The net impact of these changes resulted in a non-cash, after-tax charge of $19.6 million for the year ended December 31, 2012.

As discussed in Note 14, the IRS began its review of PCA’s 2008 and 2009 federal income tax returns including the alternative energy tax credits claimed. Pending the outcome of this audit, PCA expects the reserve for unrecognized tax benefits related to the Filer City mill process to change significantly within the next twelve months.

16.	RELATED PARTY TRANSACTIONS

At December 31, 2012 and 2011, PCA owned approximately 29% of Southern Timber Venture, LLC (“STV”) and had not guaranteed the debt of STV and has no future funding requirements. There is no carrying value of the Company’s investment in STV under the equity method at December 31, 2012 and 2011. PCA did not receive any dividends from STV in 2012, 2011 or 2010.

PCA purchased pulpwood directly from STV for its Valdosta mill until November 2010, when STV sold its timberlands to another entity. PCA purchased $2.7 million of pulpwood for its Valdosta, Georgia mill from STV during the year ended December 31, 2010.

17.	ACQUISITIONS

During 2011 and 2012, PCA acquired four corrugated products manufacturers located in Illinois, Alabama, Colorado and Pennsylvania. Information regarding the acquisitions is as follows:

			Amount Allocated To
	Date of Acquisition	Purchase Price	Goodwill	Customer Relationships		Other Intangible Assets
(In thousands)				Amount	Useful Life	Amount	Useful Life
Field Packaging Group
Chicago, Illinois	4/14/2011	$26,942	$11,459	$9,520	10 years	$220	3 years

Packaging Materials Company
Huntsville, Alabama	9/10/2011	8,602	1,490	—	—	—	—

Colorado Container
Denver, Colorado	11/30/2011	21,796	5,782	5,800	10 years	210	3 years

Packaging Specialists
Pittsburgh, Pennsylvania	3/16/2012	35,393	9,576	15,500	15 years	560	4 years

Purchase price in excess of amounts allocated to goodwill and intangible assets were allocated to assets acquired and liabilities assumed. Sales and total assets of the acquisitions were not material to the Company’s overall sales and total assets prior to the acquisitions. Operating results of the acquisitions subsequent to their purchase dates are included in the Company’s operating results. The Company has allocated the purchase price to the assets acquired and liabilities assumed. Amounts allocated to goodwill are deductible for tax purposes.

18.	VALDOSTA MILL FIRE INSURANCE RECOVERY

On April 4, 2011, the Company’s Valdosta, Georgia mill had a fire in the turbine generator room. The fire resulted in production and sales volume losses of 11,000 tons and significant repair and demolition expenses to affected buildings and equipment. PCA was insured for the lost production, replacement value of destroyed assets, and related expenses, subject to a $3.0 million deductible. The Company filed an insurance claim for the total cost of the fire and received $9.4 million, net of the $3.0 million deductible, for losses incurred and capital expenditures during 2011. The $9.4 million in insurance proceeds is included in net cash provided by operating activities ($5.5 million) and in net cash used for investing activities ($3.9 million) based on the nature of the reimbursement.

During 2012, the Company received an additional $1.4 million in insurance proceeds for capital expenditures which is included in net cash used for investing activities based on the nature of the reimbursement.

19.	U.S. TREASURY GRANT

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

20.	SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the filing date of this Form 10-K and determined there were no events to disclose.

21.	QUARTERLY FINANCIAL DATA (UNAUDITED)

	Fiscal Quarter
	First	Second	Third	Fourth	Total
	(In thousands, except per share amounts)
2012:
Net sales	$671,357	$712,468	$723,473	$736,579	$2,843,877
Gross profit	145,019	158,108	162,552	173,950	639,629
Income from operations	169,110	83,858	92,072	98,419	443,459
Net income	17,844	45,154	39,791	61,031	163,820
Basic earnings per share	0.18	0.47	0.41	0.63	1.70
Diluted earnings per share	0.18	0.46	0.41	0.63	1.68
Stock price — high	30.62	29.80	36.68	38.67	38.67
Stock price — low	24.82	25.77	27.59	33.89	24.82
2011:
Net sales	$629,500	$665,481	$670,824	$654,306	$2,620,111
Gross profit	133,141	136,901	137,747	134,157	541,946
Income from operations	65,903	67,859	71,180	67,807	272,749
Net income	37,417	39,368	41,777	39,465	158,027
Basic earnings per share	0.37	0.39	0.42	0.41	1.59
Diluted earnings per share	0.37	0.39	0.42	0.40	1.57
Stock price — high	30.69	29.88	29.19	27.16	30.69
Stock price — low	25.96	26.26	21.05	21.75	21.05

Note: The sum of the quarters may not equal the total of the respective year’s earnings per share on either a basic or diluted basis due to changes in the weighted average shares outstanding throughout the year.

During the three months ended March 31, 2012, PCA amended its 2009 federal income tax return to reduce the gallons claimed as cellulosic biofuel producer credits previously recorded as a tax benefit and to increase those gallons claimed as alternative fuel mixture credits previously recorded as income. The increase in gallons claimed as alternative fuel mixture credits resulted in an increase in income from operations of $95.5 million. The decrease in gallons claimed as cellulosic biofuel producer credits resulted in a decrease in tax benefits of $118.5 million, for a total decrease in net income of $23.0 million, or $0.24 per share.

For the three months ended June 30, 2012 and September 30, 2012, net income decreased by $2.5 million or $0.025 per share, and $13.5 million or $0.14 per share, respectively, due to debt refinancing charges.

For the three months ended December 31, 2012, net income increased by $3.4 million, or $0.03 per share, from state income tax adjustments, partially offset by $1.4 million, or $0.01 per share, from plant closure charges.

For the three months ended March 31, June 30, September 30, and December 31, 2011 net income decreased by $2.1 million or $0.02 per share, $1.2 million or $0.01 per share, $1.0 million or $0.01 per share, and $0.5 million, or $0.005 per share, respectively, due to asset disposal charges related to major energy projects.

For the three months ended June 30, 2011, net income increased by $1.0 million or $0.01 per share due to an adjustment to reserves related to medical benefits.