Form 10-Q
period 2013-03-31
PACKAGING CORP OF AMERICA
filed 2013-05-01
CIK 75677

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2013

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

As of April 26, 2013, the Registrant had outstanding 98,058,287 shares of common stock, par value $0.01 per share.

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements.

Packaging Corporation of America

Condensed Consolidated Balance Sheets

	March 31, 2013	December 31, 2012
	(Unaudited)	(Audited)
(In thousands, except share and per share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$268,037	$207,393
Accounts receivable, net of allowance for doubtful accounts and customer deductions of $5,827 and $5,353 as of March 31, 2013 and December 31, 2012, respectively	391,683	352,142
Inventories	270,181	268,767
Prepaid expenses and other current assets	24,279	20,915
Federal and state income taxes receivable	36,132	65,488
Deferred income taxes	21,324	22,328

Total current assets	1,011,636	937,033
Property, plant and equipment, net	1,353,202	1,366,069
Goodwill	67,160	67,160
Other intangible assets, net	37,436	38,283
Other long-term assets	46,504	45,223

Total assets	$2,515,938	$2,453,768

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$15,000	$15,000
Capital lease obligations	980	964
Accounts payable	142,856	117,510
Dividends payable	30,669	—
Accrued interest	5,157	3,676
Accrued liabilities	91,718	122,696

Total current liabilities	286,380	259,846
Long-term liabilities:
Long-term debt	774,890	778,630
Capital lease obligations	24,653	24,904
Deferred income taxes	123,782	125,109
Pension and postretirement benefit plans	171,163	164,538
Cellulosic biofuel tax reserve	102,051	102,051
Other long-term liabilities	31,200	29,229

Total long-term liabilities	1,227,739	1,224,461
Stockholders’ equity:
Common stock, par value $0.01 per share, 300,000,000 shares authorized, 98,093,425 and 98,142,782 shares issued as of March 31, 2013 and December 31, 2012, respectively	981	981
Additional paid in capital	382,395	378,794
Retained earnings	729,727	703,728
Accumulated other comprehensive loss, net of tax:
Unrealized loss on treasury locks, net	(30,787)	(31,651)
Unrealized loss on foreign currency exchange contracts	(387)	(392)
Unfunded employee benefit obligations	(80,110)	(81,999)

Total accumulated other comprehensive loss	(111,284)	(114,042)

Total stockholders’ equity	1,001,819	969,461

Total liabilities and stockholders’ equity	$2,515,938	$2,453,768

See notes to condensed consolidated financial statements.

Packaging Corporation of America

Condensed Consolidated Statements of Income and Comprehensive Income

(Unaudited)

	Three Months Ended March 31,
	2013	2012
(In thousands, except per share amounts)
Statement of Income:
Net sales	$755,207	$671,357
Cost of sales	(572,776)	(526,338)

Gross profit	182,431	145,019
Selling and administrative expenses	(55,686)	(51,942)
Corporate overhead	(19,538)	(16,888)
Alternative fuel mixture credits	—	95,500
Other expense, net	(3,961)	(2,579)

Income from operations	103,246	169,110
Interest expense, net	(9,251)	(9,683)

Income before taxes	93,995	159,427
Provision for income taxes	(33,382)	(141,583)

Net income	$60,613	$17,844

Weighted average common shares outstanding:
Basic	96,415	96,598
Diluted	97,416	97,729
Net income per common share:
Basic	$0.63	$0.18

Diluted	$0.62	$0.18

Dividends declared per common share	$0.3125	$0.25

Statement of Comprehensive Income:
Net income	$60,613	$17,844
Other comprehensive income (loss), net of tax:
Fair value adjustments to cash flow hedges	—	7,518
Reclassification adjustment for cash flow hedges included in net income	869	(277)
Amortization of pension and postretirement plans actuarial loss and prior service cost	1,889	1,672

Other comprehensive income (loss)	2,758	8,913

Comprehensive income	$63,371	$26,757

See notes to condensed consolidated financial statements.

Packaging Corporation of America

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2013	2012
(In thousands)
Cash Flows from Operating Activities:
Net income	$60,613	$17,844
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	42,678	42,638
Amortization of financing costs	205	196
Amortization of net (gain) loss on treasury lock	1,413	(462)
Share-based compensation expense	3,637	2,594
Deferred income tax provision	(877)	146,756
Alternative fuel mixture credits	6,929	(119,239)
Loss on disposals of property, plant and equipment	2,249	2,412
Pension and postretirement benefits	10,120	5,420
Other, net	721	58
Changes in operating assets and liabilities, excluding effects of acquisition:
Increase in assets —
Accounts receivable	(39,541)	(21,125)
Inventories	(1,414)	(6,728)
Prepaid expenses and other current assets	(3,863)	(7,662)
Increase (decrease) in liabilities —
Accounts payable	23,537	(4,930)
Accrued liabilities	(10,640)	(22,827)

Net cash provided by operating activities	95,767	34,945

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(27,276)	(34,813)
Acquisition of business	—	(35,531)
Additions to other long term assets	(1,730)	(1,406)
Proceeds from disposals of property, plant and equipment	46	11

Net cash used for investing activities	(28,960)	(71,739)

Cash Flows from Financing Activities:
Payments on long-term debt	(3,985)	(3,955)
Common stock dividends paid	—	(19,665)
Repurchases of common stock	(3,340)	(23,230)
Proceeds from exercise of stock options	1,707	10,221
Excess tax benefits from share-based awards	763	1,127
Other	(1,308)	—

Net cash used for financing activities	(6,163)	(35,502)

Net increase (decrease) in cash and cash equivalents	60,644	(72,296)
Cash and cash equivalents, beginning of period	207,393	156,313

Cash and cash equivalents, end of period	$268,037	$84,017

See notes to condensed consolidated financial statements.

Packaging Corporation of America

Notes to Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2013

1. Basis of Presentation

The condensed consolidated financial statements of Packaging Corporation of America (“PCA” or the “Company”) as of March 31, 2013 and for the three-month periods ended March 31, 2013 and 2012 are unaudited but include all adjustments (consisting only of normal recurring adjustments) that management considers necessary for a fair presentation of such financial statements. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with Article 10 of SEC Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete audited financial statements. Operating results for the period ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. These condensed consolidated financial statements should be read in conjunction with PCA’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-02, “Comprehensive Income (Topic 220) — Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” The amendments in this ASU require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income (“AOCI”) by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income but only if the amount reclassified is required under U.S. generally accepted accounting principles (“GAAP”) to be reclassified to net income in its entirety in the same reporting period. For other amounts not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional detail about those amounts. The amendments in this ASU are effective prospectively for reporting periods beginning after December 15, 2012. Early adoption is permitted. The Company has complied with the provisions of ASU 2013-02 upon its adoption on January 1, 2013. See Note 4 for additional information.

Also in February 2013, the FASB issued ASU 2013-04, “Liabilities (Topic 405) — Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date.” This ASU requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, as the sum of (a) the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and (b) any additional amount the reporting entity expects to pay on behalf of its co-obligors. This ASU also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013 and should be applied retrospectively to all prior periods presented. To the extent the Company has any joint and several liability arrangements, this ASU will impact the Company’s accounting for such arrangements.

In July 2012, the FASB issued ASU 2012-02, “Intangibles — Goodwill and Other (Topic 350) — Testing Indefinite-Lived Intangible Assets for Impairment.” The amendments in this ASU allow an entity to first assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test. An entity would not be required to calculate the fair value of an indefinite-lived intangible asset unless the entity determines, based on a qualitative assessment, that it is more likely than not that the indefinite-lived intangible asset is impaired. The amendments in this ASU are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The adoption of this guidance on January 1, 2013 did not impact the Company’s financial position, results of operations or cash flows.

3. Earnings Per Share

The following table sets forth the computation of basic and diluted income per common share for the periods presented.

	Three Months Ended March 31,
	2013	2012
(In thousands, except per share data)
Numerator:
Net income	$60,613	$17,844
Denominator:
Basic common shares outstanding	96,415	96,598
Effect of dilutive securities:
Stock options and unvested restricted stock	1,001	1,131

Diluted common shares outstanding	97,416	97,729

Basic income per common share	$0.63	$0.18
Diluted income per common share	$0.62	$0.18

All outstanding options to purchase shares for the remaining periods presented were included in the computation of diluted common shares outstanding.

4. Accumulated Other Comprehensive Income

Changes in accumulated other comprehensive income (“AOCI”) by component follows:

(In thousands)	Unrealized Loss on Treasury Locks, Net	Unrealized Loss on Foreign Exchange Contracts	Unfunded Employee Benefit Obligations	Total
Balance at December 31, 2012	$(31,651)	$(392)	$(81,999)	$(114,042)
Other comprehensive income before reclassifications	—	—	—	—
Amounts reclassified from AOCI	864	5	1,889	2,758

Net current-period other comprehensive income	864	5	1,889	2,758

Balance at March 31, 2013	$(30,787)	$(387)	$(80,110)	$(111,284)

The above amounts are shown net of tax. Amounts in parentheses indicate debits.

The following table presents information about reclassification adjustments out of AOCI for the three months ended March 31, 2013:

Details about AOCI Components (In thousands)	Amounts Reclassified from AOCI	Affected Line Item in the Statement Where Net Income is Presented
Unrealized loss on treasury locks, net	$(1,413)	See (1) below
	549	Tax benefit

	$(864)	Net of tax

Unrealized loss on foreign exchange contracts	$(9)	See (2) below
	4	Tax benefit

	$(5)	Net of tax

Unfunded employee benefit obligations
Amortization of prior service costs	$(1,454)	See (3) below
Amortization of actuarial gains / (losses)	(1,636)	See (3) below

	(3,090)	Total before tax
	1,201	Tax benefit

	$(1,889)	Net of tax

(1)	This AOCI component is included in interest expense, net. See Note 10 for additional information.
(2)	This AOCI component is included as depreciation in cost of sales. See Note 10 for additional information.
(3)	These AOCI components are included in the computation of net pension and postretirement costs. See Note 8 for additional information.

Amounts in parentheses shown above indicate expenses in the statement of income.

5. Stock-Based Compensation

In October 1999, the Company adopted a long-term equity incentive plan, which allows for grants of stock options, stock appreciation rights, restricted stock and performance awards to directors, officers and employees of PCA, as well as others who engage in services for PCA. Restricted stock awards granted to officers and employees generally vest at the end of a four-year period, and restricted stock awards granted to directors vest immediately. The Company has not granted any option awards since 2007. The plan, which was scheduled to terminate on October 19, 2014, was amended effective with the approval by the Company’s stockholders on

May 1, 2013. The amendment extended the plan’s term by ten years to May 1, 2023 and increased the number of shares that may be granted under the plan by 2,000,000 shares, to a total issuance of up to 10,550,000 shares of common stock over the life of the plan (including prior awards). As of March 31, 2013, options and restricted stock for 8,024,928 shares have been granted, net of forfeitures. Forfeitures are added back to the pool of shares of common stock available to be granted at a future date.

A summary of the Company’s restricted stock activity follows:

	2013		2012
	Shares	Fair Market Value at Date of Grant	Shares	Fair Market Value at Date of Grant
(Dollars in thousands)
Restricted stock at January 1	1,771,664	$41,522	1,817,745	$40,655
Vested	(111,646)	(2,957)	(70,206)	(2,007)
Cancellations	(16,030)	(365)	(2,940)	(60)

Restricted stock at March 31	1,643,988	$38,200	1,744,599	$38,588

No restricted stock was granted during the three-month periods ended March 31, 2013 and 2012.

Compensation expense for restricted stock recognized in the condensed consolidated statements of income for the three-month periods ended March 31, 2013 and 2012 was as follows:

	Three Months Ended March 31,
	2013	2012
(In thousands)
Impact on income before income taxes	$(3,637)	$(2,594)
Income tax benefit	1,413	1,009

Impact on net income	$(2,224)	$(1,585)

The fair value of restricted stock is determined based on the closing price of the Company’s common stock on the grant date.

The Company generally recognizes compensation expense associated with restricted stock awards ratably over their vesting periods. As PCA’s Board of Directors has the ability to accelerate vesting of restricted stock upon an employee’s retirement, the Company accelerates the recognition of compensation expense for certain employees approaching normal retirement age. As of March 31, 2013, there was $18.0 million of total unrecognized compensation costs related to restricted stock awards. The Company expects to recognize the cost of these stock awards over a weighted-average period of 2.4 years. There is no unrecognized compensation cost related to stock option awards granted under the Company’s equity incentive plan as all outstanding awards have vested.

6. Inventories

The components of inventories are as follows:

	March 31, 2013	December 31, 2012
(In thousands)
Raw materials	$131,726	$125,909
Work in process	8,892	8,287
Finished goods	76,223	78,788
Supplies and materials	119,594	119,284

Inventories at FIFO or average cost	336,435	332,268
Excess of FIFO or average cost over LIFO cost	(66,254)	(63,501)

Inventories, net	$270,181	$268,767

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

7. Other Intangible Assets

The components of other intangible assets are as follows:

	Weighted Average Life	As of March 31, 2013		As of December 31, 2012
		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
(In thousands)
Customer relationships	16.6 years	$48,261	$11,441	$48,261	$10,663
Other	2.7 years	990	374	990	305

Total other intangible assets		$49,251	$11,815	$49,251	$10,968

8. Employee Benefit Plans and Other Postretirement Plans

For the three months ended March 31, 2013 and 2012, net pension costs were comprised of the following:

	Three Months Ended March 31,
	2013	2012
(In thousands)
Components of Net Pension Costs
Service cost for benefits earned during the year	$6,249	$5,606
Interest cost on accumulated benefit obligation	3,991	3,700
Expected return on assets	(3,751)	(3,027)
Net amortization of unrecognized amounts
Prior service cost	1,560	1,498
Actuarial loss	1,502	1,229

Net pension costs	$9,551	$9,006

The Company makes pension plan contributions that are sufficient to fund its actuarially determined costs, generally equal to the minimum amounts required by the Employee Retirement Income Security Act (ERISA). However, from time to time the Company may make discretionary contributions in excess of the required minimum amounts. The Company expects to contribute $30.1 million to the pension plans in 2013.

For the three months ended March 31, 2013 and 2012, net postretirement costs were comprised of the following:

	Three Months Ended March 31,
	2013	2012
(In thousands)
Components of Net Postretirement Costs
Service cost for benefits earned during the year	$515	$464
Interest cost on accumulated benefit obligation	311	310
Net amortization of unrecognized amounts
Prior service cost	(106)	(104)
Actuarial loss	134	113

Net postretirement costs	$854	$783

9. Transfers of Financial Assets

PCA has an on-balance sheet securitization program for its trade accounts receivable that is accounted for as a secured borrowing under ASC 860, “Transfers and Servicing.” To effectuate this program, the Company formed a wholly owned, limited-purpose subsidiary, Packaging Credit Company, LLC (“PCC”), which in turn formed a wholly owned, bankruptcy-remote, special-purpose subsidiary, Packaging Receivables Company, LLC (“PRC”), for the purpose of acquiring receivables from PCC. Both of these entities are included in the consolidated financial statements of the Company. Under this program, PCC purchases on an ongoing basis substantially all of the receivables of the Company and sells such receivables to PRC. PRC and lenders established a $200.0 million receivables-backed revolving credit facility (“Receivables Credit Facility”) through which PRC obtains funds to purchase receivables from PCC. The receivables purchased by PRC are solely the property of PRC. In the event of liquidation of PRC, the creditors of PRC would be entitled to satisfy their claims from PRC’s assets prior to any distribution to PCC or the Company. Credit available under the receivables credit facility is on a borrowing-base formula. As a result, the full amount of the facility may not be available at all times. At March 31, 2013, $109.0 million was outstanding and included in “Long-term debt” on the condensed consolidated balance sheet. Substantially all accounts receivable at March 31, 2013 have been sold to PRC and are included in “Accounts receivable, net of allowance for doubtful accounts and customer deductions” on the condensed consolidated balance sheet.

10. Derivative Instruments and Hedging Activities

The Company records its derivatives in accordance with ASC 815, “Derivatives and Hedging.” The guidance requires the Company to recognize derivative instruments as either assets or liabilities in the balance sheet at fair value. The accounting for changes in the fair value of a derivative depends on the intended use and designation of the derivative instrument. For a derivative designated as a fair value hedge, the gain or loss on the derivative is recognized in earnings in the period of change in fair value together with the offsetting gain or loss on the hedged item. For a derivative instrument designated as a cash flow hedge, the effective portion of the derivative’s gain or loss is initially reported as a component of accumulated other comprehensive income (loss) (“AOCI”) and is subsequently recognized in earnings when the hedged exposure affects earnings. The ineffective portion of the gain or loss is recognized in earnings. At March 31, 2013, PCA did not have any derivative instruments outstanding.

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

Interest Rate Risk

The Company has historically used treasury lock derivative instruments to manage interest costs and the risk associated with changing interest rates. In connection with contemplated issuances of ten-year debt securities, PCA entered into interest rate protection agreements with counterparties in 2008, 2010 and 2011 to protect against increases in the ten-year U.S. Treasury Note rate. These treasury rates served as references in determining the interest rates applicable to the debt securities the Company issued in March 2008 and June 2012. As a result of changes in the interest rates on those treasury securities between the time PCA entered into the agreements and the time PCA priced and issued the debt securities, the Company: (1) made a payment of $4.4 million to the counterparty upon settlement of the 2008 interest rate protection agreement on March 25, 2008; (2) received a payment of $9.9 million from the counterparties upon settlement of the 2010 interest rate protection agreements on February 4, 2011; and (3) made a payment of $65.5 million to the counterparty upon settlement of the 2011 interest rate protection agreement on June 26, 2012. The Company recorded the effective portion of the settlements in AOCI, and these amounts are being amortized over the terms of the respective notes. The net amount of settlement gains or losses on derivative instruments included in AOCI to be amortized over the next 12 months is a net loss of $5.7 million ($3.5 million after tax).

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

A summary of financial instruments recognized at fair value on a recurring basis follows:

(In thousands)	Total	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Unobservable inputs (Level 3)
March 31, 2013
Cash and Cash Equivalents
Cash	$4,737	$4,737	$—	$—
Money market funds	263,300	263,300	—	—
December 31, 2012
Cash and Cash Equivalents
Cash	$3,893	$3,893	$—	$—
Money market funds	203,500	203,500	—	—

PCA values its financial instruments using the market approach. No financial instruments were recognized using unobservable inputs.

There were no changes in the Company’s valuation techniques used to measure fair values on a recurring basis since December 31, 2012. PCA had no assets or liabilities that were measured on a nonrecurring basis.

Other Fair Value Measurements

Long-term debt and the current maturities of long-term debt had a carrying value of $789.9 million and a fair value of $817.7 million at March 31, 2013 compared to $793.6 million and $825.0 million, respectively, at December 31, 2012. The fair value of the Company’s senior notes is determined based on quoted market prices. The carrying value of the Company’s variable rate debt approximates its market value due to the variable interest-rate feature of the instrument. These are considered Level 2 fair value measurements.

12. Environmental Liabilities

The potential costs for various environmental matters are uncertain due to such factors as the unknown magnitude of possible cleanup costs, the complexity and evolving nature of governmental laws and regulations and their interpretations, and the timing, varying costs and effectiveness of alternative cleanup technologies. From 1994 through March 31, 2013, remediation costs at PCA’s mills and corrugated plants totaled approximately $3.2 million. As of March 31, 2013, the Company maintained an environmental reserve of $12.1 million relating to on-site landfills and surface impoundments as well as ongoing and anticipated remedial projects. Liabilities recorded for environmental contingencies are estimates of the probable costs based upon available information and assumptions. Because of these uncertainties, PCA’s estimates may change. As of the date of this filing, the Company believes that it is not reasonably possible that future environmental expenditures for remediation costs and asset retirement obligations above the $12.1 million accrued as of March 31, 2013 will have a material impact on its financial condition, results of operations, or cash flows.

13. Stock Repurchase Program

On December 14, 2011, the Company announced that its Board of Directors had authorized the repurchase of $150.0 million of the Company’s outstanding common stock. During the first three months of 2013, the Company repurchased 121,263 shares of common stock for $5.1 million, or $42.47 per share, under this authorization. Of these shares, 41,263 shares were purchased for $1.8 million during the last several days of March and were subsequently settled and retired in April. All of the remaining shares purchased during the first quarter were retired prior to March 31, 2013. As of March 31, 2013, $100.7 million of the $150.0 million authorization remained available for repurchase of the Company’s common stock.

14. Alternative Energy Tax Credits

The Company generates black liquor as a by-product of its pulp manufacturing process, which entitled it to certain federal income tax credits. When black liquor is mixed with diesel, it is considered an alternative fuel that was eligible for a $0.50 per gallon refundable alternative fuel mixture credit for gallons produced before December 31, 2009. Black liquor is also eligible for a $1.01 per gallon taxable cellulosic biofuel producer credit for gallons of black liquor produced and used in 2009. In an Internal Revenue Service (“IRS”) memorandum released in 2010, the IRS concluded that a black liquor producer may claim the alternative fuel mixture credit and the cellulosic biofuel producer credit in the same taxable year for different volumes of black liquor (the same gallon of fuel cannot receive both credits but can be claimed as either an alternative fuel mixture credit or a cellulosic biofuel producer credit).

During 2010, the IRS released guidance related to the alternative energy credits which resulted in: (1) reallocation of gallons of black liquor from the alternative fuel mixture credit to the cellulosic biofuel credit; and (2) the determination that the Company’s proprietary biofuel process at its Filer City, Michigan mill would likely qualify for the cellulosic biofuel producer credit. The Company amended its 2009 federal income tax return in December 2010 to claim the additional Filer City gallons, resulting in $107.0 million of cellulosic biofuel producer credits. In addition, the Company recorded in 2010 a reserve for unrecognized tax benefits under ASC 740, “Income Taxes,” of $102.0 million (net of the federal benefit for state taxes) because the IRS guidelines do not specifically address the unique and proprietary nature of the Filer City mill process and uncertainty exists.

On February 3, 2012, PCA again amended its 2009 federal tax return to reallocate claimed gallons from cellulosic biofuel producer credits to alternative fuel mixture credits. As a result of this change, the Company recorded a charge of $118.5 million in “Provision for income taxes” and income of $95.5 million in “Alternative fuel mixture credits,” together resulting in a first quarter 2012 net non-cash, after–tax charge of $23.0 million.

The cellulosic biofuel producer credit is a taxable credit. However, the laws governing the taxability of the alternative fuel mixture credit are not completely defined. The IRS has not issued definitive guidance regarding such taxability. PCA believes that the manner in which the credit was claimed will not subject the Company to federal or state income taxes on such benefits. If it is determined that any of the alternative fuel mixture credits are subject to taxation, PCA will be required to pay those taxes and take a corresponding charge to its net income. During March of 2011, the IRS began its review of PCA’s 2008 and 2009 federal income tax returns including the alternative energy tax credits claimed. Due to the anticipated conclusion of this audit, PCA expects the reserve for unrecognized tax benefits for the Filer City mill alternative energy tax credits to change significantly by the end of 2013. PCA estimates the change in the reserve for unrecognized tax benefits to be between $0 and $105.0 million.

As of March 31, 2013, including the reserve for uncertain tax positions, PCA had as much as $69.4 million of alternative energy tax credits remaining. The Company utilized $32.7 million of credits for its April 15th federal tax payment, leaving $36.7 million available to offset future tax payments.

15. Legal Proceedings

During September and October 2010, PCA and eight other U.S. and Canadian containerboard producers were named as defendants in five purported class action lawsuits filed in the United States District Court for the Northern District of Illinois, alleging violations of the Sherman Act. The lawsuits have been consolidated in a single complaint under the caption Kleen Products LLC v Packaging Corp. of America et al. The consolidated complaint alleges that the defendants conspired to limit the supply of containerboard, and that the purpose and effect of the alleged conspiracy was to artificially increase prices of containerboard products during the period of August 2005 to the time of filing of the complaint. The complaint was filed as a purported class action suit on behalf of all purchasers of containerboard products during such period. The complaint seeks treble damages and costs, including attorney’s fees. The defendants’ motions to dismiss the complaint were denied by the court in April 2011. PCA believes the allegations are without merit and is defending this lawsuit vigorously. However, as the lawsuit is in the document production phase of discovery, PCA is unable to predict the ultimate outcome or estimate a range of reasonably possible losses.

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

16. Acquisition

On March 16, 2012, PCA acquired Packaging Specialists, a corrugated products manufacturer located near Pittsburgh, Pennsylvania, for $35.5 million. Sales and total assets of the acquisition were not material to PCA’s overall sales and total assets prior to the acquisition. Operating results of the acquisition subsequent to March 16, 2012 are included in the Company’s operating results. The Company has allocated the purchase price to the assets acquired and liabilities assumed, of which $9.6 million has been allocated to goodwill (which is deductible for tax purposes), $15.5 million to customer relationships (to be amortized over a life of 15 years) and $0.6 million to other intangible assets (to be amortized over a life of four years).

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

As reported by the Fibre Box Association, industry-wide shipments of corrugated products decreased 2.1% for the three months ended March 31, 2013 compared to the same period in 2012. Reported industry containerboard production for the three months ended March 31, 2013 decreased 0.6% compared to the same period in 2012. Trade publications reported that containerboard inventories at the end of the first quarter of 2013 were approximately 2.2 million tons, the second lowest March-ending level in more than 30 years. Reported industry shipments to export markets were essentially unchanged for the first quarter of 2013 compared to the first quarter of 2012. Published containerboard prices did not change in first quarter 2013 but did increase $50 per ton in April 2013.

During the first quarter of 2013, PCA produced approximately 646,000 tons of containerboard at our mills and sold about 8.8 billion square feet (“bsf”) of corrugated products. Our corrugated products shipments for the first quarter of 2013 were up 3.8% compared to the first quarter of 2012. Containerboard volume sold to domestic and export customers for the three months ended March 31, 2013 was essentially equal to the same period in 2012.

Published prices for recycled fiber were down about 13% in the first quarter of 2013 compared to the first quarter of 2012 average price but increased 16% compared to the fourth quarter of 2012. Our wood costs increased slightly compared to both last year’s first and fourth quarter. Our transportation costs increased 3% compared to last year’s first quarter primarily as a result of higher diesel prices. Our chemicals and maintenance costs in the first quarter of 2013 were slightly lower than the comparable period in 2012. Purchased fuel prices increased primarily due to increased pricing for coal.

We earned net income of $60.6 million ($0.62 per diluted share) in the first quarter of 2013, with no special items impacting our results of operations during the quarter, compared with net income before special items of

$40.8 million ($0.42 per diluted share) in the first quarter of 2012. Special items in the first quarter of 2012 included a net non-cash, after-tax charge of $23.0 million ($0.24 per diluted share) from the amendment of our 2009 federal income tax return (see Note 14 for additional information). Information regarding our use of non-GAAP financial measures and reconciliations of non-GAAP measures used in this Item 2 to the most comparable measure reported in accordance with GAAP are included elsewhere in this section under “Reconciliations of Non-GAAP Financial Measures to Reported Amounts.”

Looking ahead, we expect seasonally stronger volume and higher prices in the second quarter. However, the majority of the earnings benefit from price increases will not be realized until the third quarter when our April containerboard price increase pass-through to corrugated products is completed. Also, most of our annual mill maintenance this year will occur in the second quarter with outages at three of our four mills. We expect these outages to reduce our containerboard production by 30,000 tons in the second quarter compared to 7,000 tons of lost production from maintenance downtime in the first quarter. The lower production, along with higher repair and operating costs during these outages, are expected to reduce earnings by $0.08 per share compared to the first quarter. We also expect higher transportation, recycled fiber and purchased electricity costs. Considering these items, we currently expect second quarter earnings to be comparable to the first quarter.

Results of Operations

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

The historical results of operations of PCA for the three months ended March 31, 2013 and 2012 are set forth below:

	Three Months Ended March 31,
	2013	2012		Change
(In thousands)
Net sales	$755,207	$671,357		$83,850

Income from operations	$103,246	$169,110	(1)	$(65,864)
Interest expense, net	(9,251)	(9,683)		432

Income before taxes	93,995	159,427		(65,432)
Provision for income taxes	(33,382)	(141,583	) (2)	108,201

Net income	$60,613	$17,844	(3)	$42,769

(1)	Includes income of $95.5 million from the amended 2009 federal income tax return that increased the gallons claimed as alternative fuel mixture credits.
(2)	Includes reduced tax benefits of $118.5 million from the amended 2009 federal income tax return that decreased the gallons claimed as cellulosic biofuel producer credits.
(3)	Includes the net non-cash impact of the amended 2009 federal income tax return of $23.0 million.

Net Sales

Net sales increased by $83.9 million, or 12.5%, for the three months ended March 31, 2013 from the comparable period in 2012, as a result of higher sales prices ($34.6 million) and volumes ($49.3 million).

Corrugated products shipments for the first quarter increased 7.1% compared to the first quarter of 2012 on a shipments-per-workday basis. Total corrugated products volume sold for the three months ended March 31, 2013 increased 3.8% over last year’s first quarter. The difference in the percentage increase between the total shipments increase and the increase on a per-workday basis is that the first quarter of 2013 contained two less workdays, those days not falling on a weekend or holiday, than the same period in 2012. First quarter 2013 contained 62 workdays compared to 64 workdays in first quarter 2012.

Containerboard volume sold to outside domestic and export customers for the three months ended March 31, 2013 was essentially equal to the same period in 2012. Containerboard mill production during the first quarter was 646,000 tons compared to 640,000 tons during the first quarter of 2012.

Income from Operations

Income from operations decreased $65.9 million, or 39.0%, for the three months ended March 31, 2013 compared to the three months ended March 31, 2012. The decrease was due to PCA amending its 2009 federal tax return in first quarter of 2012 to reallocate gallons between the alternative fuel mixture credits and the cellulosic biofuel producer credits, as noted in Note 14 to the condensed consolidated financial statements. As a result, income from operations for the three months ended March 31, 2012 was increased by $95.5 million with an offsetting amount recorded in tax expense of $118.5 million. Excluding the effect of the tax return amendment in the first quarter of 2012 described above, income from operations increased $29.6 million, driven by increased pricing and improved mix ($34.6 million) and volume ($7.8 million) and lower recycled fiber costs ($1.0 million). These improvements were partially offset by higher expenses for labor ($4.2 million), fringe benefits including medical and pension costs ($3.4 million), incentive compensation ($1.5 million), transportation ($1.9 million), energy ($1.6 million) and workers’ compensation ($1.2 million).

Gross profit increased $37.4 million, or 25.8%, for the three months ended March 31, 2013 from the comparable period in 2012. Gross profit as a percentage of net sales increased to 24.2% for first quarter 2013 compared to 21.6% in first quarter 2012 primarily attributable to the price and volume increases previously described.

Selling and administrative expenses increased $3.7 million, or 7.2%, for the three months ended March 31, 2013 compared to the same period in 2012, primarily as a result of increased salary costs ($2.4 million), related fringe benefits ($0.5 million) and travel related costs ($0.5 million).

Corporate overhead increased $2.7 million, or 15.7%, for the three months ended March 31, 2013 compared to the first quarter of 2012, primarily due to increased salary and fringe benefits expense ($1.3 million), legal costs ($0.8 million) and incentive compensation ($0.3 million).

Other expense for the three months ended March 31, 2013 increased $1.4 million or 53.6% compared to the comparable period in 2012, primarily due to increased charges related to worker’s compensation.

Interest Expense, Net and Income Taxes

Net interest expense decreased $0.4 million, or 4.5%, from $9.7 million in the first quarter of 2012 to $9.3 million in the comparable period in 2013. The decrease is due to lower interest rates on PCA’s $400.0 million of notes that were refinanced in June of 2012 and on PCA’s variable rate debt (term loan and receivables revolver), resulting in lower interest expense of $2.1 million. This was partially offset by $1.9 million in additional amortization of treasury lock settlements due to the settlement of a lock related to the refinancing mentioned above.

PCA’s effective tax rate was 35.5% for the three months ended March 31, 2013. This compares to 88.8% for the three months ended March 31, 2012, which included a 52.7% higher rate from amending our 2009 tax return in February 2012 related to alternative energy tax credits as described in Note 14 of the condensed consolidated financial statements. Excluding the amendment, the first quarter 2012 effective tax rate would have been 36.1%. The effective tax rate varies from the U.S. federal statutory rate of 35.0% principally due to the impact of the alternative energy tax credits in 2012, state and local income taxes and the domestic manufacturers’ deduction. PCA had no material changes to its reserve for unrecognized tax benefits under ASC 740, “Income Taxes,” during the first quarter of 2013 but does expect a significant change by the end of the year as described in Note 14 to the condensed consolidated financial statements.

Liquidity and Capital Resources

The following table presents a summary of our cash flows for the periods presented:

	Three Months Ended March 31,
	2013	2012	Change
(In thousands)
Net cash provided by (used for):
Operating activities	$95,767	$34,945	$60,822
Investing activities	(28,960)	(71,739)	42,779
Financing activities	(6,163)	(35,502)	29,339

Net increase (decrease) in cash and cash equivalents	$60,644	$(72,296)	$132,940

Operating Activities

Net cash provided by operating activities for the three months ended March 31, 2013 was $95.8 million compared to $34.9 million for the three months ended March 31, 2012, an increase of $60.8 million, or 174.1%. Cash provided by operating activities before changes in operating assets and liabilities was $127.7 million for the first three months of 2013 compared to $98.2 million for the comparable period in 2012, an increase of $29.5 million that was driven by the stronger operations in 2013 as previously discussed. Cash used for operating assets and liabilities totaled $31.9 million for the three month period ended March 31, 2013 compared to $63.3 million for the comparable period in 2012, a decrease of $31.4 million. The lower requirements for operating assets and liabilities in 2013 were driven by higher accounts payable levels in 2013 and changes in the timing of interest payments on the Company’s $400.0 million of notes, partially offset by higher levels of accounts receivable due to higher sales prices and volumes in 2013 previously described. Cash requirements for operating activities are subject to PCA’s operating needs and the timing of collection of receivables and payments of payables and expenses.

Investing Activities

Net cash used for investing activities for the three months ended March 31, 2013 decreased $42.8 million, or 59.6%, to $29.0 million, compared to the three months ended March 31, 2012. The decrease was related to a $35.5 million acquisition completed in the first quarter of 2012 and lower additions to property, plant and equipment of $7.5 million during the first three months of 2013 compared to the same period in 2012.

Financing Activities

Net cash used for financing activities totaled $6.2 million for the three months ended March 31, 2013 compared to $35.5 million for the same period in 2012, a decrease of $29.3 million, or 82.6%. The decrease was primarily attributable to accelerating a dividend payment into 2012, which resulted in no dividends paid in the first quarter of 2013 ($19.7 million) and lower repurchases of PCA common stock ($19.9 million), partially offset by lower proceeds received from stock option exercises ($8.9 million) during the first quarter of 2013 compared to the same period in 2012.

PCA’s primary sources of liquidity are net cash provided by operating activities and borrowing availability under its revolving credit facility and receivables credit facility. As of March 31, 2013, PCA had $329.0 million in unused borrowing capacity under its existing credit facilities, with $12.0 million of the borrowing capacity used for outstanding letters of credit. Currently, PCA’s primary uses of cash are for operations, capital expenditures, debt service and declared common stock dividends, which it expects to be able to fund from these sources.

The following table provides the outstanding balances, excluding unamortized debt discount, and the weighted average interest rates as of March 31, 2013 for PCA’s senior credit facility, the receivables credit facility, and the senior notes:

Borrowing Arrangement	Balance at March 31, 2013	Weighted Average Interest Rate	Projected Annual Cash Interest Payments
(Dollars in thousands)
Revolving Credit Facility	$—	N/A	N/A
Term Loan	131,250	1.70%	$2,236
Receivables Credit Facility	109,000	1.05	1,149
3.90% Senior Notes (due June 15, 2022)	400,000	3.90	15,600
6.50% Senior Notes (due March 15, 2018)	150,000	6.50	9,750

Total	$790,250	3.64%	$28,735

The above table excludes the annual non-cash recorded interest expense of $5.7 million from the annual amortization of the treasury locks over the terms for both the 6.50% senior notes due 2018 and the 3.90% senior notes due 2022.

The instruments governing PCA’s indebtedness contain covenants that limit, among other things, the ability of PCA and its subsidiaries to:

•	enter into sale and leaseback transactions,

•	incur liens or secured indebtedness,

•	incur indebtedness at the subsidiary level,

•	enter into certain transactions with affiliates, or

•	merge or consolidate with any other person or sell or otherwise dispose of all or substantially all of the assets of PCA.

These limitations could limit corporate and operating activities.

In addition, PCA must maintain a minimum interest coverage ratio and a maximum leverage ratio under its senior credit facility. A failure to comply with the covenants contained in the senior credit facility could lead to an event of default, which could result in an acceleration of any outstanding indebtedness and/or prohibit PCA from drawing on its revolving credit facility. Such acceleration may also constitute events of default under the senior notes indentures and the receivables credit facility. As of March 31, 2013, PCA was in compliance with these covenants.

PCA currently expects to incur normal capital expenditures of about $125.0 million in 2013, primarily for maintenance capital, cost reduction, business growth and environmental compliance, plus $50.0 million for either box plant acquisitions or strategic investments in our existing box plants and $10.0 million required for compliance with the Boiler MACT rules. As of March 31, 2013, PCA incurred $27.3 million of capital expenditures and had committed to an additional $85.4 million of capital expenditures for the remainder of 2013 and beyond.

PCA believes that net cash generated from operating activities, cash on hand, available borrowings under its existing credit facilities and available capital through access to capital markets will be adequate to meet its liquidity and capital requirements, including payments of any declared common stock dividends, for the foreseeable future. As its debt or credit facilities become due, PCA will need to repay, extend or replace such facilities. Its ability to do so will be subject to future economic conditions and financial, business and other factors, many of which are beyond PCA’s control.

Contractual Obligations

There have been no material changes to the contractual obligations table disclosed in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2012.

Reconciliations of Non-GAAP Financial Measures to Reported Amounts

Income from operations, net income and diluted earnings per share excluding special items are non-GAAP financial measures. Management presents income from operations, net income and diluted earnings per share excluding these special items to focus on PCA’s ongoing operations and assess its operating performance and believes that these measures provide useful information to investors because they enable them to perform meaningful comparisons of past and present operating results. Reconciliations of those non-GAAP measures to the most comparable measure reported in accordance with GAAP for the three months ended March 31, 2013 and 2012 follow:

	Three Months Ended March 31,
	2013			2012
	Income from Operations	Net Income	Diluted EPS	Income from Operations	Net Income	Diluted EPS
(In millions, except per share amounts)
As reported in accordance with GAAP	$103.2	$60.6	$0.62	$169.1	$17.8	$0.18
Special items:
Alternative energy tax credits (a)	—	—	—	(95.5)	23.0	0.24

Total special items	—	—	—	(95.5)	23.0	0.24

Excluding special items	$103.2	$60.6	$0.62	$73.6	$40.8	$0.42

(a)	Represents a charge from amending the Company’s 2009 federal income tax return to reduce the gallons of black liquor claimed as cellulosic biofuel producer credits previously recorded as a tax benefit, and to increase the gallons claimed for alternative fuel mixture credits previously recorded as income. The total number of gallons of black liquor remained the same. The increase in gallons claimed as alternative fuel mixture credits resulted in income of $95.5 million, and the decrease in gallons claimed as cellulosic biofuel producer credits resulted in a decrease in tax benefits of $118.5 million, for a net non-cash, after-tax charge of $23.0 million.

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

The interest rates on approximately 70% of PCA’s debt are fixed. A one percent increase in interest rates related to variable rate debt would have resulted in an increase in interest expense and a corresponding decrease in income before taxes of $2.4 million annually.

Environmental Matters

There have been no material changes to the disclosure set forth in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Environmental Matters” in our Annual Report on Form 10-K for the year ended December 31, 2012. For a discussion of PCA’s reserve for environmental matters as of March 31, 2013, please see Note 12 to the financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Impact of Inflation

PCA does not believe that inflation has had a material impact on its financial position or results of operations during the three month periods ending March 31, 2013 and 2012.

Off-Balance Sheet Arrangements

PCA does not have any off-balance sheet arrangements as of March 31, 2013 that would require disclosure under SEC FR-67, “Disclosure in Management’s Discussion and Analysis about Off-Balance Sheet Arrangements and Aggregate Contractual Obligations.”

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

PCA has included in its Annual Report on Form 10-K for the year ended December 31, 2012, a discussion of its critical accounting policies which it believes affect its more significant judgments and estimates used in the preparation of its consolidated financial statements. PCA has not made any changes in any of these critical accounting policies during the first three months of 2013.

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

Our actual results, performance or achievement could differ materially from those expressed in, or implied by, these forward-looking statements, and accordingly, we can give no assurances that any of the events anticipated by the forward-looking statements will transpire or occur, or if any of them do occur, what impact they will have on our results of operations or financial condition. In view of these uncertainties, investors are cautioned not to place undue reliance on these forward-looking statements. We expressly disclaim any obligation to publicly revise any forward-looking statements that have been made to reflect the occurrence of events after the date hereof. For a discussion of other factors, risks and uncertainties that may affect our business, see Item 1A. Risk Factors included in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

Prior to filing this report, PCA completed an evaluation under the supervision and with the participation of PCA’s management, including PCA’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of PCA’s disclosure controls and procedures as of March 31, 2013. The evaluation of PCA’s disclosure controls and procedures included a review of the controls’ objectives and design, PCA’s implementation of the controls and the effect of the controls on the information generated for use in this report. Based on this evaluation, PCA’s Chief Executive Officer and Chief Financial Officer concluded that PCA’s disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2013.

During the quarter ended March 31, 2013, there were no changes in internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, PCA’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings.

The disclosure set forth in Note 15 to the financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference.

Item 1A.	Risk Factors

There have been no material changes to the risk factors disclosed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table summarizes the Company’s stock repurchases in the first quarter of 2013:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that may yet be Purchased Under the Plan or Program
				(In thousands)
January 1, 2013 to January 31, 2013	30,000	$39.36	30,000	$104,703
February 1, 2013 to February 28, 2013	—	—	—	104,703
March 1, 2013 to March 31, 2013	91,263	43.49	91,263	100,735

Total	121,263	$42.47	121,263

Item 6.	Exhibits.

31.1	Certification of Chief Executive Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial information from Packaging Corporation of America’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at March 31, 2013 and December 31, 2012, (ii) Condensed Consolidated Statements of Income and Comprehensive Income for the three months ended March 31, 2013 and 2012, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012, and (iv) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACKAGING CORPORATION OF AMERICA
(Registrant)
By:	/S/ MARK W. KOWLZAN
Chief Executive Officer
By:	/S/ RICHARD B. WEST
Senior Vice President and Chief Financial Officer

Date: May 1, 2013