Form 10-Q
period 2013-06-30
PACKAGING CORP OF AMERICA
filed 2013-08-06
CIK 75677

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2013

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

As of July 31, 2013, the Registrant had outstanding 98,132,759 shares of common stock, par value $0.01 per share.

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements.

Packaging Corporation of America

Condensed Consolidated Balance Sheets

	June 30, 2013	December 31, 2012
	(Unaudited)	(Audited)
(In thousands, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$370,057	$207,393
Accounts receivable, net of allowance for doubtful accounts and customer deductions of $5,782 and $5,353 as of June 30, 2013 and December 31, 2012, respectively	403,367	352,142
Inventories	263,008	268,767
Prepaid expenses and other current assets	37,704	20,915
Federal and state income taxes receivable	4,707	65,488
Deferred income taxes	23,490	22,328

Total current assets	1,102,333	937,033
Property, plant and equipment, net	1,363,681	1,366,069
Goodwill	67,160	67,160
Other intangible assets, net	36,589	38,283
Other long-term assets	45,058	45,223

Total assets	$2,614,821	$2,453,768

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$15,000	$15,000
Capital lease obligations	997	964
Accounts payable	164,910	117,510
Dividends payable	39,226	—
Accrued interest	3,682	3,676
Accrued liabilities	120,335	122,696

Total current liabilities	344,150	259,846
Long-term liabilities:
Long-term debt	771,151	778,630
Capital lease obligations	24,397	24,904
Deferred income taxes	127,866	125,109
Pension and postretirement benefit plans	163,969	164,538
Cellulosic biofuel tax reserve	102,051	102,051
Other long-term liabilities	29,951	29,229

Total long-term liabilities	1,219,385	1,224,461
Stockholders’ equity:
Common stock, par value $0.01 per share, 300,000,000 shares authorized, 98,296,354 and 98,142,782 shares issued as of June 30, 2013 and December 31, 2012, respectively	983	981
Additional paid in capital	392,178	378,794
Retained earnings	753,439	703,728
Accumulated other comprehensive loss, net of tax:
Unrealized loss on treasury locks, net	(29,922)	(31,651)
Unrealized loss on foreign currency exchange contracts	(382)	(392)
Unfunded employee benefit obligations	(65,010)	(81,999)

Total accumulated other comprehensive loss	(95,314)	(114,042)

Total stockholders’ equity	1,051,286	969,461

Total liabilities and stockholders’ equity	$2,614,821	$2,453,768

See notes to condensed consolidated financial statements.

Packaging Corporation of America

Condensed Consolidated Statements of Income and Comprehensive Income

(Unaudited)

	Three Months Ended June 30,
	2013	2012
(In thousands, except per share amounts)
Statement of Income:
Net sales	$800,230	$712,468
Cost of sales	(608,107)	(554,360)

Gross profit	192,123	158,108
Selling and administrative expenses	(54,854)	(52,868)
Corporate overhead	(19,171)	(17,736)
Other expense, net	(10,828)	(3,646)

Income from operations	107,270	83,858
Interest expense, net	(9,232)	(13,256)

Income before taxes	98,038	70,602
Provision for income taxes	(33,573)	(25,448)

Net income	$64,465	$45,154

Weighted average common shares outstanding:
Basic	96,432	96,266
Diluted	97,494	97,411
Net income per common share:
Basic	$0.67	$0.47

Diluted	$0.66	$0.46

Dividends declared per common share	$0.40	$0.25

Statement of Comprehensive Income:
Net income	$64,465	$45,154
Other comprehensive income (loss), net of tax:
Fair value adjustments to cash flow hedges	—	(17,701)
Reclassification adjustment for cash flow hedges included in net income	870	1,859
Amortization of pension and postretirement plans actuarial loss and prior service cost	6,645	1,672
Unfunded employee benefit obligations	8,455	—

Other comprehensive income (loss)	15,970	(14,170)

Comprehensive income	$80,435	$30,984

See notes to condensed consolidated financial statements.

Packaging Corporation of America

Condensed Consolidated Statements of Income and Comprehensive Income

(Unaudited)

	Six Months Ended June 30,
	2013	2012
(In thousands, except per share amounts)
Statement of Income:
Net sales	$1,555,437	$1,383,825
Cost of sales	(1,180,883)	(1,080,698)

Gross profit	374,554	303,127
Selling and administrative expenses	(110,540)	(104,810)
Corporate overhead	(38,709)	(34,624)
Alternative fuel mixture credits	—	95,500
Other expense, net	(14,789)	(6,225)

Income from operations	210,516	252,968
Interest expense, net	(18,483)	(22,939)

Income before taxes	192,033	230,029
Provision for income taxes	(66,955)	(167,031)

Net income	$125,078	$62,998

Weighted average common shares outstanding:
Basic	96,424	96,432
Diluted	97,461	97,596
Net income per common share:
Basic	$1.30	$0.65

Diluted	$1.28	$0.65

Dividends declared per common share	$0.7125	$0.50

Statement of Comprehensive Income:
Net income	$125,078	$62,998
Other comprehensive income (loss), net of tax:
Fair value adjustments to cash flow hedges	—	(10,183)
Reclassification adjustment for cash flow hedges included in net income	1,739	1,582
Amortization of pension and postretirement plans actuarial loss and prior service cost	8,534	3,344
Unfunded employee benefit obligations	8,455	—

Other comprehensive income (loss)	18,728	(5,257)

Comprehensive income	$143,806	$57,741

See notes to condensed consolidated financial statements.

Packaging Corporation of America

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2013	2012
(In thousands)
Cash Flows from Operating Activities:
Net income	$125,078	$62,998
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	85,742	85,082
Amortization of financing costs	410	396
Amortization of net loss on treasury lock	2,827	2,572
Share-based compensation expense	6,774	5,731
Deferred income tax provision	(8,999)	159,157
Alternative fuel mixture credits	72,437	(87,897)
Loss on disposals of property, plant and equipment	3,455	3,672
Pension and postretirement benefits	28,023	6,905
Other, net	(961)	(14)
Changes in operating assets and liabilities, excluding effects of acquisition:
(Increase) decrease in assets —
Accounts receivable	(51,225)	(26,380)
Inventories	5,759	(2,065)
Prepaid expenses and other current assets	(15,695)	(15,184)
Increase (decrease) in liabilities —
Accounts payable	47,400	(23,845)
Accrued liabilities	(17,988)	(21,083)

Net cash provided by operating activities	283,037	150,045

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(80,891)	(69,322)
Acquisition of business	—	(35,393)
Treasury grant proceeds	—	57,399
Additions to other long term assets	(2,196)	(1,601)
Proceeds from disposals of property, plant and equipment	234	20

Net cash used for investing activities	(82,853)	(48,897)

Cash Flows from Financing Activities:
Proceeds on long-term debt	—	397,044
Payments on long-term debt	(7,974)	(7,929)
Financing costs paid	—	(892)
Settlement of treasury lock	—	(65,500)
Common stock dividends paid	(30,658)	(44,296)
Repurchases of common stock	(5,149)	(33,305)
Proceeds from exercise of stock options	2,125	11,184
Excess tax benefits from share-based awards	5,444	1,354
Other	(1,308)	—

Net cash (used for) provided by financing activities	(37,520)	257,660

Net increase in cash and cash equivalents	162,664	358,808
Cash and cash equivalents, beginning of period	207,393	156,313

Cash and cash equivalents, end of period	$370,057	$515,121

See notes to condensed consolidated financial statements.

Packaging Corporation of America

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2013

1. Basis of Presentation

The condensed consolidated financial statements of Packaging Corporation of America (“PCA” or the “Company”) as of June 30, 2013 and 2012 and for the three- and six-month periods ended are unaudited but include all adjustments (consisting only of normal recurring adjustments) that management considers necessary for a fair presentation of such financial statements. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with Article 10 of SEC Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete audited financial statements. Operating results for the period ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. These condensed consolidated financial statements should be read in conjunction with PCA’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-10, “Derivatives and Hedging (Topic 815) — Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes.” The amendments in this ASU permit the Fed Funds Effective Swap rate to be used as a benchmark interest rate for hedge accounting purposes under Topic 815, in addition to interest rates on Treasury obligations of the U.S. government and the

London Interbank Offered Rate (or LIBOR). The amendments also remove the restriction on using different benchmark rates for similar hedges. This ASU is effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. The guidance in this ASU will impact the Company’s accounting for hedging relationships to the extent the Company has any such relationships.

In February 2013, the FASB issued ASU 2013-02, “Comprehensive Income (Topic 220) — Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” The amendments in this ASU require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income (“AOCI”) by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income but only if the amount reclassified is required under U.S. generally accepted accounting principles (“GAAP”) to be reclassified to net income in its entirety in the same reporting period. For other amounts not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional detail about those amounts. The amendments in this ASU are effective prospectively for reporting periods beginning after December 15, 2012. Early adoption is permitted. The Company has complied with the provisions of ASU 2013-02 upon its adoption on January 1, 2013. See Note 4 for additional information.

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

3. Earnings Per Share

The following table sets forth the computation of basic and diluted income per common share for the periods presented.

	Three Months Ended June 30,
	2013	2012
(In thousands, except per share data)
Numerator:
Net income	$64,465	$45,154
Denominator:
Basic common shares outstanding	96,432	96,266
Effect of dilutive securities:
Stock options, unvested restricted stock and performance units	1,062	1,145

Diluted common shares outstanding	97,494	97,411

Basic income per common share	$0.67	$0.47
Diluted income per common share	$0.66	$0.46

	Six Months Ended June 30,
	2013	2012
(In thousands, except per share data)
Numerator:
Net income	$125,078	$62,998
Denominator:
Basic common shares outstanding	96,424	96,432
Effect of dilutive securities:
Stock options, unvested restricted stock and performance units	1,037	1,164

Diluted common shares outstanding	97,461	97,596

Basic income per common share	$1.30	$0.65
Diluted income per common share	$1.28	$0.65

All outstanding options to purchase shares for the remaining periods presented were included in the computation of diluted common shares outstanding.

4. Accumulated Other Comprehensive Income

Changes in accumulated other comprehensive income (“AOCI”) by component follows:

(In thousands)	Unrealized Loss on Treasury Locks, Net	Unrealized Loss on Foreign Exchange Contracts	Unfunded Employee Benefit Obligations	Total
Balance at December 31, 2012	$(31,651)	$(392)	$(81,999)	$(114,042)
Other comprehensive income before reclassifications	—	—	8,455	8,455
Amounts reclassified from AOCI	1,729	10	8,534	10,273

Net current period other comprehensive income	1,729	10	16,989	18,728

Balance at June 30, 2013	$(29,922)	$(382)	$(65,010)	$(95,314)

The above amounts are shown net of tax. Amounts in parentheses indicate debits.

The following table presents information about reclassification adjustments out of AOCI for the three- and six-month periods ended June 30, 2013:

	Amounts Reclassified from AOCI
Details about AOCI Components (In thousands)	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013	Affected Line Item in the Statement Where Net Income is Presented
Unrealized loss on treasury locks, net	$(1,414)	$(2,827)	See (1) below
	549	1,098	Tax benefit

	$(865)	$(1,729)	Net of tax

Unrealized loss on foreign exchange contracts	$(9)	$(17)	See (2) below
	4	7	Tax benefit

	$(5)	$(10)	Net of tax

Unfunded employee benefit obligations
Amortization of prior service costs	$(1,454)	$(2,908)	See (3) below
Curtailment loss	(7,776)	(7,776)	See (3) below
Amortization of actuarial gains / (losses)	(1,636)	(3,271)	See (3) below

	(10,866)	(13,955)	Total before tax
	4,221	5,421	Tax benefit

	$(6,645)	$(8,534)	Net of tax

(1)	This AOCI component is included in interest expense, net. See Note 10 for additional information.
(2)	This AOCI component is included as depreciation in cost of sales.
(3)	These AOCI components are included in the computation of net pension and postretirement costs. See Note 8 for additional information.

Amounts in parentheses shown above indicate expenses in the statement of income.

5. Stock-Based Compensation

In October 1999, the Company adopted a long-term equity incentive plan, which allows for grants of stock options, stock appreciation rights, restricted stock and performance awards to directors, officers and employees of PCA, as well as others who engage in services for PCA. The Company has not granted any option awards since 2007. The plan, which was scheduled to terminate on October 19, 2014, was amended effective with the approval by the Company’s stockholders on May 1, 2013. The amendment extended the plan’s term by ten years to May 1, 2023 and increased the number of shares that may be granted under the plan by 2,000,000 shares to a total issuance of up to 10,550,000 shares of common stock over the life of the plan (including prior awards). As of June 30, 2013, share-based awards for 8,320,115 shares have been granted, net of forfeitures. Forfeitures are added back to the pool of shares of common stock available to be granted at a future date.

A summary of the Company’s restricted stock activity follows:

	2013		2012
	Shares	Fair Market Value at Date of Grant	Shares	Fair Market Value at Date of Grant
(Dollars in thousands)
Restricted stock at January 1	1,771,664	$41,522	1,817,745	$40,655
Granted	234,537	11,211	394,928	10,846
Vested	(451,583)	(8,430)	(104,069)	(2,823)
Cancellations	(25,980)	(604)	(7,550)	(157)

Restricted stock at June 30	1,528,638	$43,699	2,101,054	$48,521

Restricted stock awards granted to officers and employees generally vest at the end of a four-year period, and restricted stock awards granted to directors vest immediately. The fair value of restricted stock is determined based on the closing price of the Company’s stock on the grant date.

The Company started granting performance unit awards to certain key employees in 2013. The number of units that vest at the end of a four-year period are based on the Company’s performance and its performance compared to a peer group. The performance awards are paid out entirely in shares of the Company’s common stock. The award is valued at the closing price of the Company’s stock on the grant date and is expensed over the requisite service period based on the most probable number of awards expected to vest. A summary of the Company’s performance unit activity follows:

	2013
(Dollars in thousands)	Units	Fair Market Value at Date of Grant
Performance units at January 1	—	$—
Granted	70,600	3,377

Performance units at June 30	70,600	$3,377

Compensation expense for share-based awards recognized in the condensed consolidated statements of income for the three- and six-month periods ended June 30, 2013 and 2012 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
(In thousands)
Impact on income before income taxes	$(3,137)	$(3,137)	$(6,774)	$(5,731)
Income tax benefit	1,219	1,219	2,631	2,228

Impact on net income	$(1,918)	$(1,918)	$(4,143)	$(3,503)

The Company generally recognizes compensation expense associated with share-based awards ratably over their vesting periods. As PCA’s Board of Directors has the ability to accelerate vesting of share-based awards upon an employee’s retirement, the Company accelerates the recognition of compensation expense for certain employees approaching normal retirement age. As of June 30, 2013, there was $25.9 million and $3.4 million of total unrecognized compensation costs related to restricted stock awards and performance unit awards, respectively. The Company expects to recognize the cost of these awards over a weighted-average period of 2.9 years for restricted stock and 4.0 years for performance units. There is no unrecognized compensation cost related to stock option awards granted under the Company’s equity incentive plan as all outstanding awards have vested.

6. Inventories

The components of inventories are as follows:

	June 30, 2013	December 31, 2012
(In thousands)
Raw materials	$124,937	$125,909
Work in process	8,120	8,287
Finished goods	82,256	78,788
Supplies and materials	116,876	119,284

Inventories at FIFO or average cost	332,189	332,268
Excess of FIFO or average cost over LIFO cost	(69,181)	(63,501)

Inventories, net	$263,008	$268,767

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

7. Other Intangible Assets

The components of other intangible assets are as follows:

	Weighted Average Life	As of June 30, 2013		As of December 31, 2012
		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
(In thousands)
Customer relationships	16.4 years	$48,261	$12,219	$48,261	$10,663
Other	2.5 years	990	443	990	305

Total other intangible assets		$49,251	$12,662	$49,251	$10,968

8. Employee Benefit Plans and Other Postretirement Plans

For the three- and six-month periods ended June 30, 2013 and 2012, net pension costs were comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
(In thousands)
Components of Net Pension Costs
Service cost for benefits earned during the year	$6,249	$5,606	$12,497	$11,212
Interest cost on accumulated benefit obligation	3,991	3,700	7,982	7,400
Expected return on assets	(3,751)	(3,027)	(7,501)	(6,054)
Net amortization of unrecognized amounts
Prior service cost	1,560	1,498	3,121	2,996
Curtailment loss	7,776	—	7,776	—
Actuarial loss	1,502	1,229	3,003	2,458

Net pension costs	$17,327	$9,006	$26,878	$18,012

In June 2013, the United Steelworkers (“USW”) ratified a master labor agreement with PCA under which certain USW-represented corrugated plant employees will have pension accruals frozen under PCA’s hourly pension plan. As of the date of the pension freeze, affected USW-represented employees will transition to a defined contribution 401k plan for future service. In accordance with ASC 715, “Compensation — Retirement Benefits,” the Company recorded a $7.8 million pre-tax pension curtailment charge related to the unrecognized prior service costs of employees impacted by the pension freeze during the second quarter of 2013. The Company also remeasured the hourly pension plan benefit obligation using current fair values of plan assets and current assumptions, resulting in a decrease in the benefit obligation of $13.8 million with a corresponding decrease in accumulated other comprehensive income (loss) of $8.4 million and deferred taxes of $5.4 million.

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

For the three- and six-month periods ended June 30, 2013 and 2012, net postretirement costs were comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
(In thousands)
Components of Net Postretirement Costs
Service cost for benefits earned during the year	$515	$464	$1,030	$928
Interest cost on accumulated benefit obligation	311	310	623	620
Net amortization of unrecognized amounts
Prior service cost	(106)	(104)	(212)	(209)
Actuarial loss	134	113	267	226

Net postretirement costs	$854	$783	$1,708	$1,565

9. Transfers of Financial Assets

PCA has an on-balance sheet securitization program for its trade accounts receivable that is accounted for as a secured borrowing under ASC 860, “Transfers and Servicing.” To effectuate this program, the Company formed a wholly owned, limited-purpose subsidiary, Packaging Credit Company, LLC (“PCC”), which in turn formed a wholly owned, bankruptcy-remote, special-purpose subsidiary, Packaging Receivables Company, LLC (“PRC”), for the purpose of acquiring receivables from PCC. Both of these entities are included in the consolidated financial statements of the Company. Under this program, PCC purchases on an ongoing basis substantially all of the receivables of the Company and sells such receivables to PRC. PRC and lenders established a $200.0 million receivables-backed revolving credit facility (“Receivables Credit Facility”) through which PRC obtains funds to purchase receivables from PCC. The receivables purchased by PRC are solely the property of PRC. In the event of liquidation of PRC, the creditors of PRC would be entitled to satisfy their claims from PRC’s assets prior to any distribution to PCC or the Company. Credit available under the receivables credit facility is on a borrowing-base formula. As a result, the full amount of the facility may not be available at all times. At June 30, 2013, $109.0 million was outstanding and included in “Long-term debt” on the condensed consolidated balance sheet. Substantially all accounts receivable at June 30, 2013 have been sold to PRC and are included in “Accounts receivable, net of allowance for doubtful accounts and customer deductions” on the condensed consolidated balance sheet.

10. Derivative Instruments and Hedging Activities

The Company records its derivatives in accordance with ASC 815, “Derivatives and Hedging.” The guidance requires the Company to recognize derivative instruments as either assets or liabilities in the balance sheet at fair value. The accounting for changes in the fair value of a derivative depends on the intended use and designation of the derivative instrument. For a derivative designated as a fair value hedge, the gain or loss on the derivative is recognized in earnings in the period of change in fair value together with the offsetting gain or loss on the hedged item. For a derivative instrument designated as a cash flow hedge, the effective portion of the derivative’s gain or loss is initially reported as a component of accumulated other comprehensive income (loss) (“AOCI”) and is subsequently recognized in earnings when the hedged exposure affects earnings. The ineffective portion of the gain or loss is recognized in earnings. At June 30, 2013, PCA did not have any derivative instruments outstanding.

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

A summary of financial instruments recognized at fair value on a recurring basis follows:

(In thousands)	Total	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Unobservable inputs (Level 3)
June 30, 2013
Cash and Cash Equivalents
Cash	$4,457	$4,457	$—	$—
Money market funds	365,600	365,600	—	—
December 31, 2012
Cash and Cash Equivalents
Cash	$3,893	$3,893	$—	$—
Money market funds	203,500	203,500	—	—

PCA values its financial instruments using the market approach. No financial instruments were recognized using unobservable inputs.

There were no changes in the Company’s valuation techniques used to measure fair values on a recurring basis since December 31, 2012. PCA had no assets or liabilities that were measured on a nonrecurring basis.

Other Fair Value Measurements

Long-term debt and the current maturities of long-term debt had a carrying value of $786.2 million and a fair value of $786.7 million at June 30, 2013 compared to $793.6 million and $825.0 million, respectively, at December 31, 2012. The fair value of the Company’s senior notes is determined based on quoted market prices. The carrying value of the Company’s variable rate debt approximates its market value due to the variable interest-rate feature of the instrument. These are considered Level 2 fair value measurements.

12. Environmental Liabilities

The potential costs for various environmental matters are uncertain due to such factors as the unknown magnitude of possible cleanup costs, the complexity and evolving nature of governmental laws and regulations and their interpretations, and the timing, varying costs and effectiveness of alternative cleanup technologies. From 1994 through June 30, 2013, remediation costs at PCA’s mills and corrugated plants totaled approximately $3.2 million. As of June 30, 2013, the Company maintained an environmental reserve of $12.0 million relating to on-site landfills and surface impoundments as well as ongoing and anticipated remedial projects. Liabilities recorded for environmental contingencies are estimates of the probable costs based upon available information and assumptions. Because of these uncertainties, PCA’s estimates may change. As of the date of this filing, the Company believes that it is not reasonably possible that future environmental expenditures for remediation costs and asset retirement obligations above the $12.0 million accrued as of June 30, 2013 will have a material impact on its financial condition, results of operations, or cash flows.

13. Stock Repurchase Program

On December 14, 2011, the Company announced that its Board of Directors had authorized the repurchase of $150.0 million of the Company’s outstanding common stock. During the first six months of 2013, the Company repurchased 121,263 shares of common stock for $5.1 million, or $42.47 per share, under this authorization. No shares were purchased during the second quarter. All of the shares purchased during the six months of 2013 were retired prior to June 30, 2013. As of June 30, 2013, $100.7 million of the $150.0 million authorization remained available for repurchase of the Company’s common stock.

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

As of June 30, 2013, including the reserve for uncertain tax positions, PCA had as much as $3.9 million of alternative energy tax credits available to offset future tax payments.

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

As reported by the Fibre Box Association, industry-wide shipments of corrugated products increased 1.3% for the three months ended June 30, 2013 compared to the same period in 2012. Reported industry containerboard production for the three months ended June 30, 2013 increased 4.1% compared to the same period in 2012. Trade publications reported that containerboard inventories at the end of the second quarter of 2013 were approximately 2.22 million tons compared to first quarter 2013 ending inventories of 2.23 million tons, essentially unchanged. Reported industry shipments to export markets increased 3.8% for the second quarter of 2013 compared to the last year’s second quarter. Published containerboard prices increased $50 per ton in April 2013.

During the second quarter of 2013, PCA produced approximately 629,000 tons of containerboard at our mills and sold about 9.3 billion square feet (“bsf”) of corrugated products. Our corrugated products shipments for the second quarter of 2013 were up 6.8% compared to the second quarter of 2012. Containerboard volume sold to domestic and export customers for the three months ended June 30, 2013 was 9,000 tons lower than the same period in 2012.

Published prices for recycled fiber were 10% lower in the second quarter of 2013 compared to the second quarter of 2012 average price and were essentially unchanged compared to the first quarter of 2013. Our wood costs increased slightly compared to last year’s second quarter. Our chemicals and maintenance costs in the second quarter of 2013 were slightly higher than the comparable period in 2012 due to more scheduled maintenance mill outages in the current quarter. Purchased fuel prices increased primarily due to higher prices for natural gas and coal. Our transportation costs increased 1% compared to last year’s second quarter.

Excluding a pension curtailment charge of $5.0 million, or $0.05 per share, we earned net income of $69.5 million ($0.71 per diluted share) in the second quarter of 2013, compared with net income before special items of $47.7 million ($0.49 per diluted share) in the second quarter of 2012. Special items in the second quarter of 2012 included debt refinancing charges of $2.5 million ($0.025 per diluted share). Information regarding our use of non-GAAP financial measures and reconciliations of non-GAAP measures used in this Item 2 to the most comparable measure reported in accordance with GAAP are included elsewhere in this section under “Reconciliations of Non-GAAP Financial Measures to Reported Amounts.”

Looking ahead to the third quarter, we expect higher corrugated products prices, higher sales volume, and with no planned annual outages, increased mill production and lower mill operating costs. We also expect higher purchased electricity costs with summer pricing, higher amortization of annual outage repair costs, and a higher tax rate. Considering these items, we currently expect third quarter earnings to be higher than the second quarter.

Results of Operations

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

The historical results of operations of PCA for the three months ended June 30, 2013 and 2012 are set forth below:

	Three Months Ended June 30,
	2013	2012	Change
(In thousands)
Net sales	$800,230	$712,468	$87,762

Income from operations	$107,270	$83,858	$23,412
Interest expense, net	(9,232)	(13,256)	4,024

Income before taxes	98,038	70,602	27,436
Provision for income taxes	(33,573)	(25,448)	(8,125)

Net income	$64,465	$45,154	$19,311

Net Sales

Net sales increased by $87.8 million, or 12.3%, for the three months ended June 30, 2013 from the comparable period in 2012, as a result of higher sales price and improved mix ($41.3 million) and higher sales volume ($46.5 million).

Corrugated products shipments for the second quarter increased 5.2% compared to the second quarter of 2012 on a shipments-per-workday basis. Total corrugated products volume sold for the three months ended June 30, 2013 increased 6.8% over last year’s second quarter. The difference in the percentage increase between the total shipments increase and the increase on a per-workday basis is that the second quarter of 2013 contained one more workday, those days not falling on a weekend or holiday, than the same period in 2012. Second quarter 2013 contained 64 workdays compared to 63 workdays in second quarter 2012.

Containerboard volume sold to outside domestic and export customers for the three months ended June 30, 2013 was 9,000 tons lower than the same period in 2012. Containerboard mill production during the second quarter was 629,000 tons compared to 638,000 tons during the second quarter of 2012.

Income from Operations

Income from operations increased $23.4 million, or 27.9%, for the three months ended June 30, 2013 compared to the three months ended June 30, 2012. As noted in Note 8 to the condensed consolidated financial statements, PCA recorded a pre-tax charge of $7.8 million for pension curtailment. Excluding the charge for pension curtailment, income from operations increased $31.2 million, driven by higher pricing and improved mix ($41.3 million) and higher corrugated products volume ($7.2 million). These improvements were partially offset by higher expenses for energy ($5.8 million), labor ($5.2 million), and the timing of annual mill maintenance outages ($4.7 million).

Gross profit increased $34.0 million, or 21.5%, for the three months ended June 30, 2013 from the comparable period in 2012. Gross profit as a percentage of net sales increased to 24.0% for second quarter 2013 compared to 22.2% in second quarter 2012 primarily attributable to the price and volume increases previously described.

Selling and administrative expenses increased $2.0 million, or 3.8%, for the three months ended June 30, 2013 compared to the same period in 2012, primarily as a result of increased salary costs ($1.7 million) and related fringe benefits ($0.5 million).

Corporate overhead increased $1.4 million, or 8.1%, for the three months ended June 30, 2013 compared to the second quarter of 2012, primarily due to increased costs related to salary and fringe benefits ($0.7 million), and travel ($0.5 million).

Other expense for the three months ended June 30, 2013 increased $7.2 million or 197.0% compared to the comparable period in 2012, primarily due to the pension plan curtailment charge ($7.8 million) partially offset by reduced costs related to legal matters ($0.7 million).

Interest Expense, Net and Income Taxes

Net interest expense decreased $4.0 million, or 30.4%, from $13.3 million in the second quarter of 2012 to $9.2 million in the comparable period in 2013. Net interest expense in 2012 included $3.7 million of charges related to the Company’s debt refinancing completed in June 2012. Excluding these charges, net interest expense was $0.3 million lower for the three months ended June 30, 2013 compared to the same period in 2012. The decrease is due to lower interest rates on PCA’s $400.0 million of notes that were refinanced in June 2012 and on PCA’s variable rate debt (term loan and receivables revolver), resulting in lower interest expense of $2.1 million. This was partially offset by $1.9 million in additional amortization of treasury lock settlements due to the settlement of the treasury lock related to the refinancing noted above.

PCA’s effective tax rate was 34.2% for the three months ended June 30, 2013 compared to 36.0% for the same period in 2012. The effective tax rate varies from the U.S. federal statutory rate of 35.0% principally due to the impact of state and local income taxes and the domestic manufacturers’ deduction. PCA had no material changes to its reserve for unrecognized tax benefits under ASC 740, “Income Taxes,” during the second quarter of 2013 but does expect a significant change by the end of the year as described in Note 14 to the condensed consolidated financial statements.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

The historical results of operations of PCA for the six months ended June 30, 2013 and 2012 are set forth below:

	Six Months Ended June 30,
	2013	2012	Change
(In thousands)
Net sales	$1,555,437	$1,383,825	$171,612

Income from operations	$210,516	$252,968	$(42,452)
Interest expense, net	(18,483)	(22,939)	4,456

Income before taxes	192,033	230,029	(37,996)
Provision for income taxes	(66,955)	(167,031)	100,076

Net income	$125,078	$62,998	$62,080

Net Sales

Net sales increased by $171.6 million, or 12.4%, for the six months ended June 30, 2013 from the comparable period in 2012, primarily as a result of higher sales price and mix ($75.9 million) and higher sales volume ($95.7 million).

Corrugated products shipments for the first half of 2013 increased 6.2% compared to the first half of 2012 on a shipments-per-workday basis. Total corrugated products volume sold for the six months ended June 30, 2013 increased 5.3% over the comparable period last year. The first half of 2013 contained 126 workdays, those days not falling on a weekend or holiday, compared to 127 workdays in the first half of 2012.

Containerboard volume sold to outside domestic and export customers decreased 4.3% for the six months ended June 30, 2013 compared to the same period in 2012 primarily related to decreased export sales. Containerboard mill production during the first half of 2013 was 1,275,000 tons compared to 1,278,000 tons during the first half of 2012.

Income from Operations

Income from operations in the first six months of 2013 was $210.5 million including the $7.8 million pension curtailment charge previously discussed. As noted in Note 14 to the condensed consolidated financial statements, PCA amended its 2009 federal tax return in February 2012 to reallocate gallons between the alternative fuel mixture credits and the cellulosic biofuel producer credits. As a result, income from operations was increased for the six months ended June 30, 2012 by $95.5 million to $253.0 million with an offsetting amount recorded in tax expense of $118.5 million.

Excluding special items (as detailed below under “Reconciliations of Non-GAAP Financial Measures to Reported Amounts”), income from operations increased $60.8 million, primarily due to increased sales price and improved mix ($75.9 million) and higher sales volume ($10.3 million). Partially offsetting these items were increased expenses related to labor and benefits ($14.3 million), energy ($7.4 million) and transportation ($2.8 million).

Gross profit increased $71.4 million, or 23.6%, for the six months ended June 30, 2013 from the comparable period in 2012, primarily due to the sales price and volume increases described above. Gross profit as a percentage of net sales increased to 24.1% of net sales for the first half of 2013 compared to 21.9% in the first six months of 2012.

Selling and administrative expenses increased $5.7 million, or 5.5%, for the six months ended June 30, 2013 compared to the same period in 2012, primarily as a result of higher salaries ($4.1 million), related fringe benefits ($0.9 million) and travel related costs ($0.5 million).

Corporate overhead increased $4.1 million, or 11.8%, for the first half of 2013 compared to the first half of 2012, primarily due to higher salary and fringe benefits expense ($2.2 million), legal costs ($1.1 million) and travel and meeting costs ($0.6 million).

Other expense for the six months ended June 30, 2013 increased $8.6 million or 137.6% compared to the same period in 2012, primarily due to the pension plan curtailment charge ($7.8 million) and increased expenses related to worker’s compensation ($0.8 million).

Interest Expense, Net and Income Taxes

Net interest expense decreased $4.5 million, or 19.4%, from $22.9 million for the six months ended June 30, 2012 to $18.5 million for the comparable period in 2013. Net interest expense in 2012 included $3.7 million of charges related to the Company’s debt refinancing completed in June 2012. Excluding these charges, net interest expense was $0.8 million lower for the six months ended June 30, 2013 compared to the same period in 2012. The decrease is due to lower interest rates on PCA’s $400.0 million of notes that were refinanced in June 2012 and on PCA’s variable rate debt (term loan and receivables revolver), resulting in lower interest expense of $4.2 million. This was partially offset by $3.8 million in additional amortization of treasury lock settlements due to the settlement of the treasury lock related to the refinancing noted above.

PCA’s effective tax rate was 34.9% for the six months ended June 30, 2013. This compares to 72.6% for the six months ended June 30, 2012, which included a 36.6% higher rate from amending our 2009 tax return in February 2012 related to the alternative energy tax credits described in Note 14 of the condensed consolidated financial statements. Excluding the amendment, the effective tax rate for the first half of 2012 would have been 36.0%. The effective tax rate varies from the U.S. federal statutory rate of 35.0% principally due to the impact of the alternative energy tax credits in 2012, state and local income taxes and the domestic manufacturers’ deduction.

Liquidity and Capital Resources

The following table presents a summary of our cash flows for the periods presented:

	Six Months Ended June 30,
	2013	2012	Change
(In thousands)
Net cash provided by (used for):
Operating activities	$283,037	$150,045	$132,992
Investing activities	(82,853)	(48,897)	(33,956)
Financing activities	(37,520)	257,660	(295,180)

Net increase in cash and cash equivalents	$162,664	$358,808	$(196,144)

Operating Activities

Net cash provided by operating activities for the six months ended June 30, 2013 was $283.0 million compared to $150.0 million for the six months ended June 30, 2012, an increase of $133.0 million, or 88.6%. Cash provided by operating activities before changes in operating assets and liabilities was $314.8 million for the first six months of 2013 compared to $238.6 million for the comparable period in 2012, an increase of $76.2 million that was driven by the stronger operations in 2013 as previously discussed and an additional $28.5 million of alternative energy tax credits used to reduce federal income tax payments during the first six months of 2013. Cash used for operating assets and liabilities totaled $31.7 million for the six month period ended June 30, 2013 compared to $88.6 million for the comparable period in 2012, a decrease of $56.9 million. The lower requirements for operating assets and liabilities in 2013 were driven by higher accounts payable levels in 2013 partially offset by higher levels of accounts receivable due to higher sales prices and volumes in 2013 as previously described. Cash requirements for operating activities are subject to PCA’s operating needs and the timing of collection of receivables and payments of payables and expenses.

Investing Activities

Net cash used for investing activities for the six months ended June 30, 2013 increased $34.0 million, or 69.4%, to $82.9 million, compared to the six months ended June 30, 2012. The increase was related to the receipt of $57.4 million in grant proceeds from the U.S. Treasury in 2012 and higher additions to property, plant and equipment of $11.6 million during the first six months of 2013 compared to the same period in 2012. This was partially offset by a $35.4 million acquisition completed in the first quarter of 2012.

Financing Activities

Net cash used for financing activities totaled $37.5 million for the six months ended June 30, 2013 compared to net cash provided by financing activities of $257.7 million for the comparable period in 2012, a difference of $295.2 million. The difference was primarily attributable to $397.0 million in net proceeds received from the Company’s senior notes issuance that was completed on June 26, 2012 and lower proceeds received from stock option exercises of $5.0 million during the first half of 2013 compared to the same period in 2012. This was partially offset by a $65.5 million payment to settle a treasury lock on June 26, 2012, lower repurchases of PCA common stock of $28.2 million in 2013, and lower dividends paid of $13.6 million in 2013 primarily due to accelerating a dividend payment into 2012, resulting in no dividends paid in the first quarter of 2013.

PCA’s primary sources of liquidity are net cash provided by operating activities and borrowing availability under its revolving credit facility and receivables credit facility. As of June 30, 2013, PCA had $329.0 million in unused borrowing capacity under its existing credit facilities, with $12.0 million of the borrowing capacity used for outstanding letters of credit. Currently, PCA’s primary uses of cash are for operations, capital expenditures, debt service and declared common stock dividends, which it expects to be able to fund from these sources.

The following table provides the outstanding balances, excluding unamortized debt discount, and the weighted average interest rates as of June 30, 2013 for PCA’s senior credit facility, the receivables credit facility, and the senior notes:

Borrowing Arrangement	Balance at June 30, 2013	Weighted Average Interest Rate	Projected Annual Cash Interest Payments
(Dollars in thousands)
Revolving Credit Facility	$—	N/A	N/A
Term Loan	127,500	1.70%	$2,162
Receivables Credit Facility	109,000	1.04	1,139
3.90% Senior Notes (due June 15, 2022)	400,000	3.90	15,600
6.50% Senior Notes (due March 15, 2018)	150,000	6.50	9,750

Total	$786,500	3.64%	$28,651

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

In addition, PCA must maintain a minimum interest coverage ratio and a maximum leverage ratio under its senior credit facility. A failure to comply with the covenants contained in the senior credit facility could lead to an event of default, which could result in an acceleration of any outstanding indebtedness and/or prohibit PCA from drawing on its revolving credit facility. Such acceleration may also constitute events of default under the senior notes indentures and the receivables credit facility. As of June 30, 2013, PCA was in compliance with these covenants.

PCA currently expects to incur normal capital expenditures of about $130.0 million in 2013, primarily for maintenance capital, cost reduction, business growth and environmental compliance, plus $75.0 million for either box plant acquisitions or strategic investments in our existing box plants and $10.0 million required for compliance with the Boiler MACT rules. As of June 30, 2013, PCA incurred $80.9 million of capital expenditures and had committed to an additional $76.2 million of capital expenditures for the remainder of 2013 and beyond.

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

Reconciliations of Non-GAAP Financial Measures to Reported Amounts

Income from operations, net income and diluted earnings per share excluding special items are non-GAAP financial measures. Management presents income from operations, net income and diluted earnings per share excluding these special items to focus on PCA’s ongoing operations and assess its operating performance and believes that these measures provide useful information to investors because they enable them to perform meaningful comparisons of past and present operating results. Reconciliations of those non-GAAP measures to the most comparable measure reported in accordance with GAAP for the three and six months ended June 30, 2013 and 2012 follow:

	Three Months Ended June 30,
	2013			2012
	Income from Operations	Net Income	Diluted EPS	Income from Operations	Net Income	Diluted EPS
(In millions, except per share amounts)
As reported in accordance with GAAP	$107.3	$64.5	$0.66	$83.9	$45.2	$0.46
Special items:
Pension curtailment charge (a)	7.8	5.0	0.05	—	—	—
Debt refinancing charges (b)	—	—	—	—	2.5	0.03

Total special items	7.8	5.0	0.05	—	2.5	0.03

Excluding special items	$115.1	$69.5	$0.71	$83.9	$47.7	$0.49

	Six Months Ended June 30,
	2013			2012
	Income from Operations	Net Income	Diluted EPS	Income from Operations	Net Income	Diluted EPS
(In millions, except per share amounts)
As reported in accordance with GAAP	$210.5	$125.1	$1.28	$253.0	$63.0	$0.65
Special items:
Pension curtailment charge (a)	7.8	5.0	0.05	—	—	—
Debt refinancing charges	—	—	—	—	2.5	0.03
Biofuel energy tax credits (c)	—	—	—	(95.5)	23.0	0.24

Total special items	7.8	5.0	0.05	(95.5)	25.5	0.26

Excluding special items	$218.3	$130.1	$1.33	$157.5	$88.5	$0.91

Note: The sum of diluted EPS may not equal the total for the respective period’s diluted EPS due to rounding.

(a)	Represents a curtailment charge of $7.8 million pre-tax less $2.8 million in taxes, or $5.0 million after-tax, related to the Company’s hourly defined benefit plan.
(b)	Represents charges from the company’s debt refinancing completed June 26, 2012 of $3.7 million pre-tax less $1.2 million in taxes, or $2.5 million after-tax.
(c)	Represents a charge from amending the Company’s 2009 federal income tax return to reduce the gallons of black liquor claimed as cellulosic biofuel producer credits previously recorded as a tax benefit, and to increase the gallons claimed for alternative fuel mixture credits previously recorded as income. The total number of gallons of black liquor remained the same. The increase in gallons claimed as alternative fuel mixture credits resulted in income of $95.5 million, and the decrease in gallons claimed as cellulosic biofuel producer credits resulted in a decrease in tax benefits of $118.5 million, for a net non-cash, after-tax charge of $23.0 million.

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

Environmental Matters

There have been no material changes to the disclosure set forth in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Environmental Matters” in our Annual Report on Form 10-K for the year ended December 31, 2012. For a discussion of PCA’s reserve for environmental matters as of June 30, 2013, please see Note 12 to the financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Impact of Inflation

PCA does not believe that inflation has had a material impact on its financial position or results of operations during the three- and six-month periods ending June 30, 2013 and 2012.

Off-Balance Sheet Arrangements

PCA does not have any off-balance sheet arrangements as of June 30, 2013 that would require disclosure under SEC FR-67, “Disclosure in Management’s Discussion and Analysis about Off-Balance Sheet Arrangements and Aggregate Contractual Obligations.”

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

PCA has included in its Annual Report on Form 10-K for the year ended December 31, 2012, a discussion of its critical accounting policies which it believes affect its more significant judgments and estimates used in the preparation of its consolidated financial statements. PCA has not made any changes in any of these critical accounting policies during the first six months of 2013.

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

Prior to filing this report, PCA completed an evaluation under the supervision and with the participation of PCA’s management, including PCA’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of PCA’s disclosure controls and procedures as of June 30, 2013. The evaluation of PCA’s disclosure controls and procedures included a review of the controls’ objectives and design, PCA’s implementation of the controls and the effect of the controls on the information generated for use in this report. Based on this evaluation, PCA’s Chief Executive Officer and Chief Financial Officer concluded that PCA’s disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2013.

During the quarter ended June 30, 2013, there were no changes in internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, PCA’s internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table summarizes the Company’s stock repurchases in the second quarter of 2013:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that may yet be Purchased Under the Plan or Program
				(In thousands)
April 1, 2013 to April 30, 2013	—	$—	—	$100,735
May 1, 2013 to May 31, 2013	—	—	—	100,735
June 1, 2013 to June 30, 2013	—	—	—	100,735

Total	—	$—	—

Item 6.	Exhibits.

10.1	Form of 2013 Named Executive Officer Restricted Stock Award

10.2	Form of 2013 Named Executive Officer Performance Unit Award

10.3	2013 Performance Based Equity Award Pool for Executive Officers

10.4	Agreement, dated June 24, 2013, between Packaging Corporation of America and Paul T. Stecko (Incorporated herein by reference to Exhibit 10.1 to PCA’s Current Report on Form 8-K filed June 27, 2013, File No. 1-15399)

31.1	Certification of Chief Executive Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial information from Packaging Corporation of America’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at June 30, 2013 and December 31, 2012, (ii) Condensed Consolidated Statements of Income and Comprehensive Income for the three and six months ended June 30, 2013 and 2012, (iii) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012, and (iv) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACKAGING CORPORATION OF AMERICA
(Registrant)

By:	/S/ MARK W. KOWLZAN
Chief Executive Officer

By:	/S/ RICHARD B. WEST
Senior Vice President and Chief Financial Officer

Date: August 6, 2013