Form 10-Q
period 2013-09-30
PACKAGING CORP OF AMERICA
filed 2013-11-08
CIK 75677

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2013

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

As of November 6, 2013, the Registrant had outstanding 98,075,901 shares of common stock, par value $0.01 per share.

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements.

Packaging Corporation of America

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30, 2013	December 31, 2012

(In thousands, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$396,595	$207,393
Accounts receivable, net of allowance for doubtful accounts and customer deductions of $6,795 and $5,353 as of September 30, 2013 and December 31, 2012, respectively	409,725	352,142
Inventories	266,892	268,767
Prepaid expenses and other current assets	31,478	20,915
Federal and state income taxes receivable	9,424	65,488
Deferred income taxes	21,814	22,328

Total current assets	1,135,928	937,033
Property, plant and equipment, net	1,369,053	1,366,069
Goodwill	67,160	67,160
Other intangible assets, net	35,742	38,283
Other long-term assets	49,226	45,223

Total assets	$2,657,109	$2,453,768

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$15,000	$15,000
Capital lease obligations	1,013	964
Accounts payable	163,928	117,510
Dividends payable	39,261	—
Accrued interest	5,131	3,676
Accrued liabilities	129,569	122,696

Total current liabilities	353,902	259,846
Long-term liabilities:
Long-term debt	767,411	778,630
Capital lease obligations	24,138	24,904
Deferred income taxes	144,332	125,109
Pension and postretirement benefit plans	132,486	164,538
Cellulosic biofuel tax reserve	102,051	102,051
Other long-term liabilities	33,661	29,229

Total long-term liabilities	1,204,079	1,224,461
Stockholders’ equity:
Common stock, par value $0.01 per share, 300,000,000 shares authorized, 98,073,901 and 98,142,782 shares issued as of September 30, 2013 and December 31, 2012, respectively	981	981
Additional paid in capital	396,557	378,794
Retained earnings	787,684	703,728
Accumulated other comprehensive loss, net of tax:
Unrealized loss on treasury locks, net	(29,057)	(31,651)
Unrealized loss on foreign currency exchange contracts	(377)	(392)
Unfunded employee benefit obligations	(56,660)	(81,999)

Total accumulated other comprehensive loss	(86,094)	(114,042)

Total stockholders’ equity	1,099,128	969,461

Total liabilities and stockholders’ equity	$2,657,109	$2,453,768

See notes to condensed consolidated financial statements.

Packaging Corporation of America

Condensed Consolidated Statements of Income and Comprehensive Income

(Unaudited)

	Three Months Ended September 30,
	2013	2012
(In thousands, except per share amounts)
Statement of Income:
Net sales	$845,440	$723,473
Cost of sales	(619,626)	(560,921)

Gross profit	225,814	162,552
Selling and administrative expenses	(56,469)	(51,529)
Corporate overhead	(21,143)	(16,990)
Other expense, net	(6,242)	(1,961)

Income from operations	141,960	92,072
Interest expense, net	(11,850)	(30,590)

Income before taxes	130,110	61,482
Provision for income taxes	(45,930)	(21,691)

Net income	$84,180	$39,791

Weighted average common shares outstanding:
Basic	96,758	96,360
Diluted	97,597	97,349
Net income per common share:
Basic	$0.87	$0.41

Diluted	$0.86	$0.41

Dividends declared per common share	$0.40	$0.25

Statement of Comprehensive Income:
Net income	$84,180	$39,791
Other comprehensive income (loss), net of tax:
Reclassification adjustment for cash flow hedges included in net income	870	(605)
Amortization of pension and postretirement plans actuarial loss and prior service cost	3,387	1,672
Unfunded employee benefit obligations	4,963	—

Other comprehensive income	9,220	1,067

Comprehensive income	$93,400	$40,858

See notes to condensed consolidated financial statements.

Packaging Corporation of America

Condensed Consolidated Statements of Income and Comprehensive Income

(Unaudited)

	Nine Months Ended September 30,
	2013	2012
(In thousands, except per share amounts)
Statement of Income:
Net sales	$2,400,877	$2,107,298
Cost of sales	(1,800,509)	(1,641,619)

Gross profit	600,368	465,679
Selling and administrative expenses	(167,009)	(156,339)
Corporate overhead	(59,852)	(51,614)
Alternative fuel mixture credits	—	95,500
Other expense, net	(21,031)	(8,186)

Income from operations	352,476	345,040
Interest expense, net	(30,333)	(53,529)

Income before taxes	322,143	291,511
Provision for income taxes	(112,885)	(188,722)

Net income	$209,258	$102,789

Weighted average common shares outstanding:
Basic	96,536	96,408
Diluted	97,512	97,520
Net income per common share:
Basic	$2.17	$1.07

Diluted	$2.15	$1.05

Dividends declared per common share	$1.1125	$0.75

Statement of Comprehensive Income:
Net income	$209,258	$102,789
Other comprehensive income (loss), net of tax:
Fair value adjustments to cash flow hedges	—	(10,183)
Reclassification adjustment for cash flow hedges included in net income	2,609	977
Amortization of pension and postretirement plans actuarial loss and prior service cost	11,921	5,016
Unfunded employee benefit obligations	13,418	—

Other comprehensive income (loss)	27,948	(4,190)

Comprehensive income	$237,206	$98,599

See notes to condensed consolidated financial statements.

Packaging Corporation of America

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2013	2012
(In thousands)
Cash Flows from Operating Activities:
Net income	$209,258	$102,789
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	129,838	127,994
Amortization of financing costs	3,332	912
Amortization of net loss on treasury lock	4,242	1,574
Share-based compensation expense	9,956	8,477
Deferred income tax provision	3,604	173,696
Alternative fuel mixture credits	76,280	(72,436)
Loss on disposals of property, plant and equipment	5,147	4,668
Loss on early extinguishment of debt	—	21,296
Pension and postretirement benefits	10,600	(7,775)
Other, net	(496)	(3,354)
Changes in operating assets and liabilities, excluding effects of acquisition:
(Increase) decrease in assets —
Accounts receivable	(57,583)	(52,528)
Inventories	1,875	(4,217)
Prepaid expenses and other current assets	(9,196)	(8,587)
Increase (decrease) in liabilities —
Accounts payable	46,418	(10,650)
Accrued liabilities	(13,107)	(30,048)

Net cash provided by operating activities	420,168	251,811

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(130,410)	(94,396)
Acquisition of business	—	(35,393)
Treasury grant proceeds	—	57,399
Additions to other long term assets	(2,459)	(1,181)
Proceeds from disposals of property, plant and equipment	350	25

Net cash used for investing activities	(132,519)	(73,546)

Cash Flows from Financing Activities:
Proceeds on long-term debt	—	397,044
Payments on long-term debt	(11,967)	(433,202)
Financing costs paid	(8,220)	(821)
Settlement of treasury lock	—	(65,500)
Common stock dividends paid	(69,883)	(68,776)
Repurchases of common stock	(7,799)	(41,524)
Proceeds from exercise of stock options	2,756	16,121
Excess tax benefits from share-based awards	7,539	2,986
Shares withheld to cover employee restricted stock taxes	(10,873)	—

Net cash used for financing activities	(98,447)	(193,672)

Net increase (decrease) in cash and cash equivalents	189,202	(15,407)
Cash and cash equivalents, beginning of period	207,393	156,313

Cash and cash equivalents, end of period	$396,595	$140,906

See notes to condensed consolidated financial statements.

Packaging Corporation of America

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2013

1. Basis of Presentation

The condensed consolidated financial statements of Packaging Corporation of America (“PCA” or the “Company”) as of September 30, 2013 and 2012 and for the three- and nine-month periods ended are unaudited but include all adjustments (consisting only of normal recurring adjustments) that management considers necessary for a fair presentation of such financial statements. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with Article 10 of SEC Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete audited financial statements. Operating results for the period ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. These condensed consolidated financial statements should be read in conjunction with PCA’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-11, “Income Taxes (Topic 740) — Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” This ASU requires that liabilities related to unrecognized tax benefits offset deferred tax assets for net operating loss carryforwards, a similar tax loss or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. In situations in which carryforwards cannot be used or the deferred tax asset is not intended to be used for such purpose, the unrecognized tax benefit should be recorded as a liability and should not offset deferred tax assets. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The Company is currently evaluating the potential impact of the adoption of this ASU on its financial position and results of operations.

Also in July 2013, the FASB issued ASU 2013-10, “Derivatives and Hedging (Topic 815) — Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes.” The amendments in this ASU permit the Fed Funds Effective Swap rate to be used as a benchmark interest rate for hedge accounting purposes under Topic 815, in addition to interest rates on Treasury obligations of the U.S. government and the London Interbank Offered Rate (or LIBOR). The amendments also remove the restriction on using different benchmark rates for similar hedges. This ASU is effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. The guidance in this ASU will impact the Company’s accounting for hedging relationships to the extent the Company has any such relationships.

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

3. Earnings Per Share

The following table sets forth the computation of basic and diluted income per common share for the periods presented.

	Three Months Ended September 30,
	2013	2012
(In thousands, except per share data)
Numerator:
Net income	$84,180	$39,791
Denominator:
Basic common shares outstanding	96,758	96,360
Effect of dilutive securities:
Stock options, unvested restricted stock and performance units	839	989

Diluted common shares outstanding	97,597	97,349

Basic income per common share	$0.87	$0.41
Diluted income per common share	$0.86	$0.41

	Nine Months Ended September 30,
	2013	2012
(In thousands, except per share data)
Numerator:
Net income	$209,258	$102,789
Denominator:
Basic common shares outstanding	96,536	96,408
Effect of dilutive securities:
Stock options, unvested restricted stock and performance units	976	1,112

Diluted common shares outstanding	97,512	97,520

Basic income per common share	$2.17	$1.07
Diluted income per common share	$2.15	$1.05

All outstanding options to purchase shares for the remaining periods presented were included in the computation of diluted common shares outstanding.

4. Accumulated Other Comprehensive Income

Changes in accumulated other comprehensive income (“AOCI”) by component follows:

(In thousands)	Unrealized Loss on Treasury Locks, Net	Unrealized Loss on Foreign Exchange Contracts	Unfunded Employee Benefit Obligations	Total
Balance at December 31, 2012	$(31,651)	$(392)	$(81,999)	$(114,042)
Other comprehensive income before reclassifications	—	—	13,418	13,418
Amounts reclassified from AOCI	2,594	15	11,921	14,530

Net current period other comprehensive income	2,594	15	25,339	27,948

Balance at September 30, 2013	$(29,057)	$(377)	$(56,660)	$(86,094)

The above amounts are shown net of tax. Amounts in parentheses indicate debits.

The following table presents information about reclassification adjustments out of AOCI for the three- and nine-month periods ended September 30, 2013:

	Amounts Reclassified from AOCI
Details about AOCI Components (In thousands)	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013	Affected Line Item in the Statement Where Net Income is Presented
Unrealized loss on treasury locks, net	$(1,414)	$(4,242)	See (1) below
	549	1,648	Tax benefit

	$(865)	$(2,594)	Net of tax

Unrealized loss on foreign exchange contracts	$(8)	$(25)	See (2) below
	3	10	Tax benefit

	$(5)	$(15)	Net of tax

Unfunded employee benefit obligations
Amortization of prior service costs	$(57)	$(2,965)	See (3) below
Curtailment loss	(3,132)	(10,908)	See (3) below
Amortization of actuarial gains / (losses)	(2,351)	(5,622)	See (3) below

	(5,540)	(19,495)	Total before tax
	2,153	7,574	Tax benefit

	$(3,387)	$(11,921)	Net of tax

(1)	This amount reclassified from AOCI is included in interest expense, net. See Note 10 for additional information.
(2)	This amount reclassified from AOCI is included as depreciation in cost of sales.
(3)	These amounts reclassified from AOCI are included in the computation of net pension and postretirement costs. See Note 8 for additional information.

Amounts in parentheses shown above indicate expenses in the statement of income.

5. Stock-Based Compensation

In October 1999, the Company adopted a long-term equity incentive plan, which allows for grants of stock options, stock appreciation rights, restricted stock and performance awards to directors, officers and employees of PCA, as well as others who engage in services for PCA. The Company has not granted any option awards since 2007. The plan, which was scheduled to terminate on October 19, 2014, was amended effective with the approval by the Company’s stockholders on May 1, 2013. The amendment extended the plan’s term by ten years to May 1, 2023 and increased the number of shares that may be granted under the plan by 2,000,000 shares to a total issuance of up to 10,550,000 shares of common stock over the life of the plan (including prior awards). As of September 30, 2013, share-based awards for 8,313,735 shares have been granted, net of forfeitures. Forfeitures are added back to the pool of shares of common stock available to be granted at a future date.

A summary of the Company’s restricted stock activity follows:

	2013		2012
	Shares	Fair Market Value at Date of Grant	Shares	Fair Market Value at Date of Grant
(Dollars in thousands)
Restricted stock outstanding at January 1	1,771,664	$41,522	1,817,745	$40,655
Granted	234,537	11,211	394,928	10,846
Vested	(600,088)	(11,686)	(405,309)	(9,185)
Cancellations	(32,360)	(795)	(8,945)	(188)

Restricted stock outstanding at September 30	1,373,753	$40,252	1,798,419	$42,128

Restricted stock awards granted to officers and employees generally vest at the end of a four-year period, and restricted stock awards granted to directors vest immediately. The fair value of restricted stock is determined based on the closing price of the Company’s stock on the grant date.

The Company granted performance unit awards to certain key employees on June 24, 2013. The number of units that vest at the end of a four-year period are based on the Company’s performance compared to a peer group. The performance units are paid out entirely in shares of the Company’s common stock. The award is valued at the closing price of the Company’s stock on the grant date and is expensed over the requisite service period based on the most probable number of awards expected to vest. A summary of the Company’s performance unit activity follows:

	2013
(Dollars in thousands)	Units	Fair Market Value at Date of Grant
Performance units at January 1	—	$—
Granted	70,600	3,377

Performance units at September 30	70,600	$3,377

Compensation expense for share-based awards recognized in the condensed consolidated statements of income for the three- and nine-month periods ended September 30, 2013 and 2012 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
(In thousands)
Impact on income before income taxes	$(3,182)	$(2,746)	$(9,956)	$(8,477)
Income tax benefit	1,237	1,068	3,868	3,296

Impact on net income	$(1,945)	$(1,678)	$(6,088)	$(5,181)

The Company generally recognizes compensation expense associated with share-based awards ratably over their vesting periods. As PCA’s Board of Directors has the ability to accelerate vesting of share-based awards upon an employee’s retirement, the Company accelerates the recognition of compensation expense for certain employees approaching normal retirement age. As of September 30, 2013, there was $22.9 million and $3.2 million of total unrecognized compensation costs related to restricted stock awards and performance unit awards, respectively. The Company expects to recognize the cost of these awards over a weighted-average period of 2.8 years for restricted stock and 3.8 years for performance units. There is no unrecognized compensation cost related to stock option awards granted under the Company’s equity incentive plan as all outstanding awards have vested.

6. Inventories

The components of inventories are as follows:

	September 30, 2013	December 31, 2012
(In thousands)
Raw materials	$134,709	$125,909
Work in process	9,680	8,287
Finished goods	78,533	78,788
Supplies and materials	113,973	119,284

Inventories at FIFO or average cost	336,895	332,268
Excess of FIFO or average cost over LIFO cost	(70,003)	(63,501)

Inventories, net	$266,892	$268,767

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

7. Other Intangible Assets

The components of other intangible assets are as follows:

	Weighted Average Remaining Life	As of September 30, 2013		As of December 31, 2012
		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
(In thousands)
Customer relationships	16.3 years	$48,261	$12,997	$48,261	$10,663
Other	2.3 years	990	512	990	305

Total other intangible assets		$49,251	$13,509	$49,251	$10,968

8. Employee Benefit Plans and Other Postretirement Plans

For the three- and nine-month periods ended September 30, 2013 and 2012, net pension costs were comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
(In thousands)
Components of Net Pension Costs
Service cost for benefits earned during the year	$5,825	$5,606	$18,322	$16,818
Interest cost on accumulated benefit obligation	4,269	3,700	12,250	11,100
Expected return on assets	(3,796)	(3,027)	(11,297)	(9,081)
Net amortization of unrecognized amounts
Prior service cost	163	1,498	3,284	4,495
Curtailment loss	3,132	—	10,908	—
Actuarial loss	2,217	1,229	5,220	3,687

Net pension costs	$11,810	$9,006	$38,687	$27,019

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

In September 2013, the USW ratified a master labor agreement with PCA under which certain USW-represented containerboard mill employees will have pension accruals frozen under PCA’s hourly pension plan. As of the date of the pension freeze, affected USW-represented employees will transition to a defined contribution 401k plan for future service. The Company recorded a $3.1 million pre-tax pension curtailment charge related to the unrecognized prior service costs of employees impacted by the pension freeze during the third quarter of 2013. The Company also remeasured the hourly pension plan benefit obligation using current fair values of plan assets and current assumptions, resulting in a decrease in the benefit obligation of $8.1 million with a corresponding decrease in accumulated other comprehensive income (loss) of $5.0 million and deferred taxes of $3.1 million.

The Company makes pension plan contributions that are sufficient to fund its actuarially determined costs, generally equal to the minimum amounts required by the Employee Retirement Income Security Act (ERISA). However, from time to time the Company may make discretionary contributions in excess of the required minimum amounts. The Company contributed $30.0 million to the pension plans in September 2013.

For the three- and nine-month periods ended September 30, 2013 and 2012, net postretirement costs relating to certain medical benefits for retirees were comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
(In thousands)
Components of Net Postretirement Costs
Service cost for benefits earned during the year	$515	$464	$1,545	$1,392
Interest cost on accumulated benefit obligation	311	310	934	931
Net amortization of unrecognized amounts
Prior service cost	(106)	(104)	(319)	(314)
Actuarial loss	134	113	401	339

Net postretirement costs	$854	$783	$2,561	$2,348

9. Transfers of Financial Assets

PCA has an on-balance sheet securitization program for its trade accounts receivable that is accounted for as a secured borrowing under ASC 860, “Transfers and Servicing.” To effectuate this program, the Company formed a wholly owned, limited-purpose subsidiary, Packaging Credit Company, LLC (“PCC”), which in turn formed a wholly owned, bankruptcy-remote, special-purpose subsidiary, Packaging Receivables Company, LLC (“PRC”), for the purpose of acquiring receivables from PCC. Both of these entities are included in the consolidated financial statements of the Company. Under this program, PCC purchases on an ongoing basis substantially all of the receivables of the Company and sells such receivables to PRC. PRC and lenders established a $200.0 million receivables-backed revolving credit facility (“Receivables Credit Facility”) through which PRC obtains funds to purchase receivables from PCC. The receivables purchased by PRC are solely the property of PRC. In the event of liquidation of PRC, the creditors of PRC would be entitled to satisfy their claims from PRC’s assets prior to any distribution to PCC or the Company. Credit available under the receivables credit facility is on a borrowing-base formula. As a result, the full amount of the facility may not be available at all times. At September 30, 2013, $109.0 million was outstanding and included in “Long-term debt” on the condensed consolidated balance sheet. Substantially all accounts receivable at September 30, 2013 have been sold to PRC and are included in “Accounts receivable, net of allowance for doubtful accounts and customer deductions” on the condensed consolidated balance sheet.

10. Derivative Instruments and Hedging Activities

The Company records its derivatives in accordance with ASC 815, “Derivatives and Hedging.” The guidance requires the Company to recognize derivative instruments as either assets or liabilities in the balance sheet at fair value. The accounting for changes in the fair value of a derivative depends on the intended use and designation of the derivative instrument. For a derivative designated as a fair value hedge, the gain or loss on the derivative is recognized in earnings in the period of change in fair value together with the offsetting gain or loss on the hedged item. For a derivative instrument designated as a cash flow hedge, the effective portion of the derivative’s gain or loss is initially reported as a component of accumulated other comprehensive income (loss) (“AOCI”) and is subsequently recognized in earnings when the hedged exposure affects earnings. The ineffective portion of the gain or loss is recognized in earnings. At September 30, 2013, PCA did not have any derivative instruments outstanding.

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

Interest Rate Risk

The Company has historically used treasury lock derivative instruments to manage interest costs and the risk associated with changing interest rates. In connection with contemplated issuances of ten-year debt securities, PCA entered into interest rate protection agreements with counterparties in 2008, 2010 and 2011 to protect against increases in the ten-year U.S. Treasury Note rate. These treasury rates served as references in determining the interest rates applicable to the debt securities the Company issued in March 2008 and June 2012. As a result of changes in the interest rates on those treasury securities between the time PCA entered into the agreements and the time PCA priced and issued the debt securities, the Company: (1) made a payment of $4.4 million to the counterparty upon settlement of the 2008 interest rate protection agreement on March 25, 2008; (2) received a payment of $9.9 million from the counterparties upon settlement of the 2010 interest rate protection agreements on February 4, 2011; and (3) made a payment of $65.5 million to the counterparty upon settlement of the 2011 interest rate protection agreement on June 26, 2012. The Company recorded the effective portion of the settlements in AOCI, and these amounts are being amortized over the terms of the respective notes. The net amount of settlement gains or losses on derivative instruments included in AOCI to be amortized over the next 12 months is a net loss of $5.7 million ($3.7 million after tax).

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

A summary of financial instruments recognized at fair value on a recurring basis follows:

(In thousands)	Total	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Unobservable inputs (Level 3)
September 30, 2013
Cash and Cash Equivalents
Cash	$2,895	$2,895	$—	$—
Money market funds	393,700	393,700	—	—
December 31, 2012
Cash and Cash Equivalents
Cash	$3,893	$3,893	$—	$—
Money market funds	203,500	203,500	—	—

PCA values its financial instruments using the market approach. No financial instruments were recognized using unobservable inputs.

There were no changes in the Company’s valuation techniques used to measure fair values on a recurring basis since December 31, 2012. PCA had no assets or liabilities that were measured on a nonrecurring basis.

Other Fair Value Measurements

Long-term debt and the current maturities of long-term debt had a carrying value of $782.4 million and a fair value of $787.4 million at September 30, 2013 compared to $793.6 million and $825.0 million, respectively, at December 31, 2012. The fair value of the Company’s senior notes is determined based on quoted market prices. The carrying value of the Company’s variable rate debt approximates its market value due to the variable interest-rate feature of the instrument. These are considered Level 2 fair value measurements.

12. Environmental Liabilities

The potential costs for various environmental matters are uncertain due to such factors as the unknown magnitude of possible cleanup costs, the complexity and evolving nature of governmental laws and regulations and their interpretations, and the timing, varying costs and effectiveness of alternative cleanup technologies. From 1994 through September 30, 2013, remediation costs at PCA’s mills and corrugated plants totaled approximately $3.2 million. As of September 30, 2013, the Company maintained an environmental reserve of $12.2 million relating to on-site landfills and surface impoundments as well as ongoing and anticipated remedial projects. Liabilities recorded for environmental contingencies are estimates of the probable costs based upon available information and assumptions. Because of these uncertainties, PCA’s estimates may change. As of the date of this filing, the Company believes that it is not reasonably possible that future environmental expenditures for remediation costs and asset retirement obligations above the $12.2 million accrued as of September 30, 2013 will have a material impact on its financial condition, results of operations, or cash flows.

13. Stock Repurchase Program

On December 14, 2011, the Company announced that its Board of Directors had authorized the repurchase of $150.0 million of the Company’s outstanding common stock. During the first nine months of 2013, the Company repurchased 171,263 shares of common stock for $7.8 million, or $45.54 per share, under this authorization. All of the shares purchased during the nine months of 2013 were retired prior to September 30, 2013. As of September 30, 2013, $98.1 million of the $150.0 million authorization remained available for repurchase of the Company’s common stock.

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

As of September 30, 2013, PCA had no alternative energy tax credits available to offset future tax payments.

15. Legal Proceedings

During September and October 2010, PCA and eight other U.S. and Canadian containerboard producers were named as defendants in five purported class action lawsuits filed in the United States District Court for the Northern District of Illinois, alleging violations of the Sherman Act. The lawsuits have been consolidated in a single complaint under the caption Kleen Products LLC v Packaging Corp. of America et al. The consolidated complaint alleges that the defendants conspired to limit the supply of containerboard, and that the purpose and effect of the alleged conspiracy was to artificially increase prices of containerboard products during the period of August 2005 to the time of filing of the complaint. The complaint was filed as a purported class action suit on behalf of all purchasers of containerboard products during such period. The complaint seeks treble damages and costs, including attorney’s fees. The defendants’ motions to dismiss the complaint were denied by the court in April 2011. PCA believes the allegations are without merit and is defending this lawsuit vigorously. However, as discovery has not been completed, PCA is unable to predict the ultimate outcome or estimate a range of reasonably possible losses.

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

On October 25, 2013 we completed the acquisition of Boise Inc. (“Boise”), a large manufacturer of packaging and paper products with $2.6 billion in net sales for the year ended December 31, 2012, for $12.55 per share. In connection with the acquisition, PCA refinanced approximately $775.0 million of Boise’s indebtedness. The total transaction value, net of cash acquired, was approximately $1.94 billion, including the $775.0 million of Boise indebtedness. PCA incurred approximately $4.2 million in expenses relating to the transaction during the third quarter and will incur significant expenses relating to the transaction during the fourth quarter, including $55.7 million in redemption premiums paid to redeem Boise notes which will be recorded as interest expense. PCA used the proceeds of approximately $2.0 billion of new borrowings, including $1.3 billion in new term loan facilities and $700.0 million in new 4.50% ten year notes, together with cash on hand to finance the acquisition and related expenses and refinance Boise and certain PCA indebtedness.

The transaction is expected to increase PCA’s containerboard capacity to approximately 3.7 million tons from its current level of 2.6 million tons, including the announced expansion of the DeRidder, Louisiana mill. PCA’s corrugated products volume will increase by approximately 30%. As a result of the acquisition, PCA’s corrugated products presence will expand in the Pacific Northwest. In addition to the Boise packaging business, PCA also acquired the Boise paper business, a major producer of uncoated freesheet and specialty papers. The results of operations of Boise will be included in PCA’s results for periods on and after October 25, 2013.

Due to the limited time between the acquisition date and the date of this filing, the initial accounting for the Boise acquisition is incomplete at this time. As a result, as of the acquisition date, the Company is unable to provide pro forma financial statements, including the amounts recognized for the major classes of assets acquired and liabilities assumed. This information will be included in the Company’s 2013 Annual Report on Form 10-K.

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

On October 25, 2013 we completed the acquisition of Boise Inc. (“Boise”), a large manufacturer of packaging and paper products with $2.6 billion in net sales for the year ended December 31, 2012, for $12.55 per share. In connection with the acquisition, PCA refinanced approximately $775.0 million of Boise’s indebtedness. The total transaction value, net of cash acquired, was approximately $1.94 billion, including the $775.0 million of Boise indebtedness. PCA incurred approximately $4.2 million in expenses relating to the transaction during the third quarter and will incur significant expenses relating to the transaction during the fourth quarter, including $55.7 million in redemption premiums paid to redeem Boise notes which will be recorded as interest expense. PCA used the proceeds of approximately $2.0 billion of new borrowings, including $1.3 billion in new term loan facilities and $700.0 million in new 4.50% ten year notes, together with cash on hand to finance the acquisition and related expenses and refinance Boise and certain PCA indebtedness.

The transaction is expected to increase PCA’s containerboard capacity to approximately 3.7 million tons from its current level of 2.6 million tons, including the announced expansion of the DeRidder, Louisiana mill, PCA’s corrugated products volume will increase by approximately 30%. As a result of the acquisition, PCA’s corrugated products presence will expand in the Pacific Northwest. In addition to the Boise packaging business, PCA also acquired the Boise paper business, a major producer of uncoated freesheet and specialty papers. The results of operations of Boise will be included in PCA’s results for periods on and after October 25, 2013.

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

As reported by the Fibre Box Association, industry-wide shipments of corrugated products increased 0.6% for the three months ended September 30, 2013 compared to the same period in 2012. Reported industry containerboard production for the three months ended September 30, 2013 increased 3.3% compared to the same period in 2012. Trade publications reported that containerboard inventories at the end of the third quarter of 2013 were approximately 2.4 million tons compared to second quarter 2013 ending inventories of 2.2 million tons. Reported industry shipments to export markets decreased 8.7% for the third quarter of 2013 compared to last year’s third quarter. Published containerboard prices did not change during the third quarter of 2013.

During the third quarter of 2013, PCA produced approximately 671,000 tons of containerboard at our mills and sold 9.3 billion square feet (“bsf”) of corrugated products. Our corrugated products shipments for the third quarter of 2013 were up 7.8% compared to the third quarter of 2012. Containerboard volume sold to domestic and export customers for the three months ended September 30, 2013 was 12,000 tons lower than the same period in 2012 due to increased internal demand for containerboard at our box plants.

Published prices for recycled fiber were 25% higher in the third quarter of 2013 compared to the third quarter 2012 average price and were up approximately 5% compared to the second quarter of 2013. Our wood costs increased compared to last year’s third quarter due to an unusually wet third quarter in the U. S. Southeast which made it more difficult to access wood. Purchased fuel prices increased primarily due to higher prices for natural gas and coal. Our chemical costs in the third quarter of 2013 were slightly higher than the comparable period in 2012 due to higher purchase prices and usage. Transportation costs increased 3% compared to last year’s third quarter.

Excluding after-tax costs related to the Boise acquisition of $2.7 million, or $0.03 per diluted share, and a pension curtailment charge of $2.0 million, or $0.02 per diluted share, we earned net income of $89.0 million ($0.91 per diluted share) in the third quarter of 2013, compared with net income before special items of $53.3 million ($0.55 per diluted share) in the third quarter of 2012. Special items in the third quarter of 2012 included debt refinancing charges of $13.5 million, or $0.14 per diluted share. Information regarding our use of non-GAAP financial measures and reconciliations of non-GAAP measures used in this Item 2 to the most comparable measure reported in accordance with GAAP are included elsewhere in this section under “Reconciliations of Non-GAAP Financial Measures to Reported Amounts.”

Looking ahead to the fourth quarter, we expect seasonally lower corrugated products volume than the third quarter resulting, in part, from two less corrugated products shipping days. We also expect lower mill production and higher operating costs related to the annual maintenance outage at our Filer City, Michigan mill. We also expect fuel costs to be seasonally higher with colder weather. Considering these items and excluding any impact from the Boise acquisition, we currently expect fourth quarter earnings to be lower than the third quarter.

Results of Operations

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

The historical results of operations of PCA for the three months ended September 30, 2013 and 2012 are set forth below:

	Three Months Ended September 30,
	2013	2012	Change
(In thousands)
Net sales	$845,440	$723,473	$121,967

Income from operations	$141,960	$92,072	$49,888
Interest expense, net	(11,850)	(30,590)	18,740

Income before taxes	130,110	61,482	68,628
Provision for income taxes	(45,930)	(21,691)	(24,239)

Net income	$84,180	$39,791	$44,389

Net Sales

Net sales increased by $122.0 million, or 16.9%, for the three months ended September 30, 2013 from the comparable period in 2012, as a result of higher sales price and improved mix ($68.9 million) and higher sales volume ($53.1 million).

Corrugated products shipments for the third quarter increased 7.8% compared to the third quarter of 2012 both on a total basis and a shipments-per-workday basis. Total corrugated products volume sold for the three months ended September 30, 2013 increased 0.7 bsf to 9.3 bsf compared to 8.6 bsf in last year’s third quarter. Both the third quarter of 2013 and 2012 contained 63 workdays, those days not falling on a weekend or holiday.

Containerboard volume sold to outside domestic and export customers for the three months ended September 30, 2013 was 12,000 tons lower than the same period in 2012. Containerboard mill production for the third quarter was 671,000 tons compared to 670,000 tons in the third quarter of 2012.

Income from Operations

Income from operations increased $49.9 million, or 54.2%, for the three months ended September 30, 2013 compared to the three months ended September 30, 2012. Income from operations includes a pre-tax pension curtailment charge of $3.1 million and costs related to the Boise acquisition of $1.5 million. Excluding special items, income from operations increased $54.5 million, driven by higher pricing and improved mix ($68.9 million) and higher corrugated products volume ($8.1 million). These improvements were partially offset by higher expenses for incentive compensation ($4.7 million), labor ($4.3 million), fiber ($4.1 million), energy ($2.7 million), transportation ($1.8 million), chemicals ($1.7 million) and depreciation ($1.2 million).

Gross profit increased $63.3 million, or 38.9%, for the three months ended September 30, 2013 from the comparable period in 2012. Gross profit as a percentage of net sales increased to 26.7% for third quarter 2013 compared to 22.5% in third quarter 2012 primarily attributable to the price and volume increases previously described.

Selling and administrative expenses increased $4.9 million, or 9.6%, for the three months ended September 30, 2013 compared to the same period in 2012, primarily as a result of increased costs for incentive compensation ($2.4 million), salaries ($1.3 million), related fringe benefits ($0.5 million), and broker commissions ($0.4 million).

Corporate overhead increased $4.2 million, or 24.4%, for the third quarter 2013 compared to third quarter 2012. Excluding the costs related to the Boise acquisition of $1.5 million, corporate overhead increased $2.7 million, primarily due to increased costs related to incentive compensation ($1.2 million), salary and fringe benefits ($0.7 million), legal matters ($0.5 million) and travel ($0.3 million).

Other expense for the three months ended September 30, 2013 increased $4.3 million or 218.3% compared to the comparable period in 2012, primarily due to the pension plan curtailment charge ($3.1 million) and increased expenses related to fixed asset disposals ($1.2 million).

Interest Expense, Net and Income Taxes

Net interest expense decreased $18.7 million, or 61.3%, for the three months ended September 30, 2013 compared to the same period in 2012. Net interest expense in the third quarter of 2013 included a $2.7 million charge for bridge financing fees related to the Boise acquisition, and net interest expense in the third quarter of 2012 included a $21.1 million charge primarily as a result of the premium associated with the early redemption of the Company’s 5.75% notes due in 2013 in July 2012. Excluding these special items, net interest expense was $0.3 million lower for the three months ended September 30, 2013 compared to the same period in 2012.

PCA’s effective tax rate was 35.3% for the three months ended September 30, 2013 and 2012. The effective tax rate varies from the U.S. federal statutory rate of 35.0% principally due to the impact of state and local income taxes and the domestic manufacturers’ deduction. PCA had no material changes to its reserve for unrecognized tax benefits under ASC 740, “Income Taxes,” during the third quarter of 2013 but does expect a significant change by the end of the year as described in Note 14 to the condensed consolidated financial statements.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

The historical results of operations of PCA for the nine months ended September 30, 2013 and 2012 are set forth below:

	Nine Months Ended September 30,
	2013	2012	Change
(In thousands)
Net sales	$2,400,877	$2,107,298	$293,579

Income from operations	$352,476	$345,040	$7,436
Interest expense, net	(30,333)	(53,529)	23,196

Income before taxes	322,143	291,511	30,632
Provision for income taxes	(112,885)	(188,722)	75,837

Net income	$209,258	$102,789	$106,469

Net Sales

Net sales increased by $293.6 million, or 13.9%, for the nine months ended September 30, 2013 from the comparable period in 2012, primarily as a result of higher sales price and mix ($144.8 million) and higher sales volume ($148.8 million).

Corrugated products shipments for the first three quarters of 2013 increased 6.7% compared to the same period in 2012 on a shipments-per-workday basis. Total corrugated products volume sold for the nine months ended September 30, 2013 increased 6.1% over the same period last year. The first nine months of 2013 contained 189 workdays, those days not falling on a weekend or holiday, compared to 190 workdays in the comparable period in 2012.

Containerboard volume sold to outside domestic and export customers decreased 22,000 tons for the nine months ended September 30, 2013 compared to the same period in 2012 primarily related to decreased export sales. Containerboard mill production during the first three quarters of 2013 was 1,945,000 tons compared to 1,948,000 tons in the comparable period of 2012.

Income from Operations

Income from operations in the first nine months of 2013 was $352.5 million including $10.9 million of pension curtailment charges and $1.5 million of costs related to the Boise acquisition. As described in Note 14 to the condensed consolidated financial statements, PCA amended its 2009 federal tax return in February 2012 to reallocate gallons between the alternative fuel mixture credits and the cellulosic biofuel producer credits. As a result, income from operations was increased for the nine months ended September 30, 2012 by $95.5 million to $345.0 million with an offsetting amount recorded in tax expense of $118.5 million.

Excluding special items, income from operations increased $115.4 million, primarily due to increased sales price and improved mix ($144.8 million) and higher sales volume ($18.7 million). Partially offsetting these items were increased expenses related to labor and benefits ($14.1 million), energy ($10.1 million), incentive compensation ($8.9 million), wood fiber ($4.8 million), transportation ($4.6 million) and chemicals ($2.7 million).

Gross profit increased $134.7 million, or 28.9%, for the nine months ended September 30, 2013 from the comparable period in 2012, primarily due to the sales price and volume increases described above. Gross profit as a percentage of net sales increased to 25.0% of net sales for the first three quarters of 2013 compared to 22.1% in the same period in 2012.

Selling and administrative expenses increased $10.7 million, or 6.8%, for the nine months ended September 30, 2013 compared to the comparable period in 2012, primarily as a result of higher costs for incentive compensation ($4.6 million), salaries ($3.1 million), related fringe benefits ($1.4 million), travel ($0.7 million) and broker commissions $(0.8 million).

Corporate overhead increased $8.2 million, or 16.0%, for the nine months ended September 30, 2013 compared to the same period in 2012, including the $1.5 million of costs related to the Boise acquisition. The remaining increase was primarily due to higher salary and fringe benefits expense ($2.2 million), incentive compensation ($1.9 million), legal costs ($1.7 million) and travel and meeting costs ($0.9 million).

Other expense for the nine months ended September 30, 2013 increased $12.8 million or 156.9% compared to the nine months ended September 30, 2012, primarily due to pension plan curtailment charges ($10.9 million), higher fixed asset disposal charges ($1.1 million) and increased expenses related to worker’s compensation ($1.0 million).

Interest Expense, Net and Income Taxes

Net interest expense decreased $23.2 million, or 43.3%, for the nine months ended September 30, 2013 compared to the same period in 2012. The 2013 period included a $2.7 million charge for bridge financing fees related to the Boise acquisition. The 2012 period included charges of $24.8 million, primarily as a result of the $21.3 million premium associated with the early redemption of the Company’s 5.75% notes due in 2013 in July 2012 and a $3.4 million loss from settling a treasury lock prior to its maturity. Excluding these special items, net interest expense was $1.1 million lower for the nine months ended September 30, 2013 compared to the same period in 2012. This decrease was driven by lower interest rates on PCA’s variable rate debt ($0.5 million) and higher capitalized interest ($0.4 million) in 2013 compared to 2012.

PCA’s effective tax rate was 35.0% for the nine months ended September 30, 2013. This compares to 64.7% for the nine months ended September 30, 2012, which included a 28.9% higher rate from amending our 2009 tax return in February 2012 related to the alternative energy tax credits described in Note 14 of the condensed consolidated financial statements. Excluding the amendment, the effective tax rate for the first nine months of 2012 would have been 35.8%. The effective tax rate varies from the U.S. federal statutory rate of 35.0% principally due to the impact of the alternative energy tax credits in 2012, state and local income taxes and the domestic manufacturers’ deduction.

Liquidity and Capital Resources

The following table presents a summary of our cash flows for the periods presented:

	Nine Months Ended September 30,
	2013	2012	Change
(In thousands)
Net cash provided by (used for):
Operating activities	$420,168	$251,811	$168,357
Investing activities	(132,519)	(73,546)	(58,973)
Financing activities	(98,447)	(193,672)	95,225

Net increase (decrease) in cash and cash equivalents	$189,202	$(15,407)	$204,609

Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2013 was $420.2 million compared to $251.8 million for the nine months ended September 30, 2012, an increase of $168.4 million, or 66.9%. Cash provided by operating activities before changes in operating assets and liabilities was $451.8 million for the first nine months of 2013 compared to $357.8 million for the comparable period in 2012, an increase of $94.0 million that was driven by the stronger operations in 2013 as previously discussed and an additional $10.6 million of alternative energy tax credits used to reduce federal income tax payments during the first nine months of 2013, partially offset by higher pension contributions of $6.0 million made in 2013 compared to 2012. Cash used for operating assets and liabilities totaled $31.6 million for the nine month period ended September 30, 2013 compared to $106.0 million for the comparable period in 2012. The lower requirements for operating assets and liabilities in 2013 were driven by higher accounts payable and accrued liability levels in 2013 compared to 2012. Cash requirements for operating activities are subject to PCA’s operating needs and the timing of collection of receivables and payments of payables and expenses.

Investing Activities

Net cash used for investing activities for the nine months ended September 30, 2013 increased $59.0 million, or 80.2%, to $132.5 million, compared to the nine months ended September 30, 2012. The increase was related to the receipt of $57.4 million in grant proceeds from the U.S. Treasury in 2012 and higher additions to property, plant and equipment of $36.0 million during the first nine months of 2013 compared to the same period in 2012. This was partially offset by a $35.4 million acquisition completed in the first quarter of 2012.

Financing Activities

Net cash used for financing activities totaled $98.4 million for the nine months ended September 30, 2013 compared to $193.7 million for the comparable period in 2012, a decrease of $95.2 million, or 49.2%. The decrease was primarily attributable to the July 2012 redemption of the Company’s 5.75% senior notes due in 2013 for $421.3 million, a $65.5 million payment to settle a treasury lock in June 2012, and lower repurchases of PCA common stock of $33.7 million in 2013. This was partially offset by $397.0 million in net proceeds received from the Company’s senior notes issuance that was completed in June 2012, lower proceeds and excess tax benefits from share-based awards of $8.8 million in 2013 and $8.2 million in bridge financing fees paid related to the Boise acquisition in 2013. Beginning in 2013, the Company began withholding shares from vesting equity awards to cover employee tax liabilities, which amounted to $10.9 million for the first nine months of 2013.

PCA’s primary sources of liquidity are net cash provided by operating activities and borrowing availability under its revolving credit facility and receivables credit facility. Currently, PCA’s primary uses of cash are for operations, capital expenditures, debt service and declared common stock dividends, which it expects to be able to fund from these sources.

The following table provides the outstanding balances, excluding unamortized debt discount, and the weighted average interest rates as of September 30, 2013 for PCA’s senior credit facility, the receivables credit facility, and the senior notes:

Borrowing Arrangement	Balance at September 30, 2013	Weighted Average Interest Rate	Projected Annual Cash Interest Payments
(Dollars in thousands)
Revolving Credit Facility	$—	N/A	N/A
Term Loan	123,750	1.68%	$2,078
Receivables Credit Facility	109,000	1.03	1,121
3.90% Senior Notes (due June 15, 2022)	400,000	3.90	15,600
6.50% Senior Notes (due March 15, 2018)	150,000	6.50	9,750

Total	$782,750	3.65%	$28,549

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

A failure to comply with the covenants contained in the senior credit facility could lead to an event of default, which could result in an acceleration of any outstanding indebtedness and/or prohibit PCA from drawing on its revolving credit facility. Such acceleration may also constitute events of default under the senior notes indentures and the receivables credit facility. As of September 30, 2013, PCA was in compliance with these covenants.

To finance the Boise acquisition, refinance Boise’s indebtedness and refinance the $123.8 million term loan under PCA’s old credit agreement. PCA entered into a new senior unsecured credit agreement on October 18, 2013 and issued $700.0 million of new 4.50% ten year senior notes on October 22, 2013. The new credit agreement provides for a total of $1.65 billion in financing, consisting of a $350.0 million five year revolving credit facility, a $650.0 million five year term loan facility and a $650.0 million seven year term loan facility. PCA drew down the term loans on October 25, 2013. PCA may prepay loans under the new credit agreement at any time without premium or penalty. Except for $19.0 million in letters of credit, there are no outstanding borrowings under the revolving credit facility. The new credit agreement replaced PCA’s old credit agreement dated October 11, 2011 and all amounts outstanding under the old credit agreement were repaid on October 25, 2013.

The term loans bear interest at the LIBOR rate plus a margin that is determined based on PCA’s credit rating. The credit agreement contains customary covenants, including limitations on liens, mergers and consolidations, sales of assets and subsidiary indebtedness. PCA must maintain a minimum interest coverage ratio and may not exceed the leverage ratio specified by the credit agreement.

PCA currently expects to incur normal capital expenditures of about $130.0 million in 2013, primarily for maintenance capital, cost reduction, business growth and environmental compliance, plus $75.0 million for strategic investments in our existing box plants and $10.0 million required for compliance with the Boiler MACT rules. As of September 30, 2013, PCA incurred $130.4 million of capital expenditures and had committed to an additional $75.8 million of capital expenditures for the remainder of 2013 and beyond.

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

Reconciliations of Non-GAAP Financial Measures to Reported Amounts

Income from operations, net income and diluted earnings per share excluding special items are non-GAAP financial measures. Management presents income from operations, net income and diluted earnings per share excluding these special items to focus on PCA’s ongoing operations and assess its operating performance and believes that these measures provide useful information to investors because they enable them to perform meaningful comparisons of past and present operating results. Reconciliations of those non-GAAP measures to the most comparable measure reported in accordance with GAAP for the three and nine months ended September 30, 2013 and 2012 follow:

	Three Months Ended September 30,
	2013			2012
	Income from Operations	Net Income	Diluted EPS	Income from Operations	Net Income	Diluted EPS
(In millions, except per share amounts)
As reported in accordance with GAAP	$142.0	$84.2	$0.86	$92.1	$39.8	$0.41
Special items:
Pension curtailment charge (a)	3.1	2.0	0.02	—	—	—
Acquisition costs (b)	1.5	2.7	0.03	—	—	—
Debt refinancing charges (c)	—	—	—	—	13.5	0.14

Total special items	4.6	4.7	0.05	—	13.5	0.14

Excluding special items	$146.6	$88.9	$0.91	$92.1	$53.3	$0.55

	Nine Months Ended September 30,
	2013			2012
	Income from Operations	Net Income	Diluted EPS	Income from Operations	Net Income	Diluted EPS
(In millions, except per share amounts)
As reported in accordance with GAAP	$352.5	$209.3	$2.15	$345.0	$102.8	$1.05
Special items:
Pension curtailment charge (a)	10.9	7.0	0.07	—	—	—
Acquisition costs (b)	1.5	2.7	0.03	—	—	—
Debt refinancing charges (c)	—	—	—	—	16.0	0.16
Biofuel energy tax credits (d)	—	—	—	(95.5)	23.0	0.24

Total special items	12.4	9.7	0.10	(95.5)	39.0	0.40

Excluding special items	$364.9	$219.0	$2.25	$249.5	$141.8	$1.45

Note: The sum of diluted EPS may not equal the total for the respective period’s diluted EPS due to rounding.

(a)	Represents a pension curtailment charge of $3.1 million pre-tax less $1.1 million in taxes, or $2.0 million after-tax, recorded in the third quarter of 2013. For the nine months ended September 30, 2013, represents pension curtailment charges of $10.9 million pre-tax less $3.9 million in taxes, or $7.0 million after-tax. See Note 8 to the condensed consolidated financial statements for additional information.
(b)	Represent charges of $4.2 million pre-tax ($1.5 million recorded in income from operations and $2.7 million recorded in interest expense) less $1.5 million in taxes, or $2.7 million after-tax, for costs related to the Boise acquisition.
(c)	Represents debt refinancing charges of $21.1 million pre-tax less $7.6 million in taxes, or $13.5 million after-tax, recorded in the third quarter of 2012. For the nine month period ended September 30, 2012, represents debt refinancing charges of $24.8 million pre-tax less $8.8 million in taxes, or $16.0 million after-tax.
(d)	Represents a charge from amending the Company’s 2009 federal income tax return to reallocate gallons between the alternative fuel mixture credits and the cellulosic biofuel producer credits as described in Note 14 to the condensed consolidated financial statements.

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

The interest rates on approximately 70% of PCA’s debt are fixed. A one percent increase in interest rates related to variable rate debt would have resulted in an increase in interest expense and a corresponding decrease in income before taxes of $2.3 million annually.

Environmental Matters

There have been no material changes to the disclosure set forth in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Environmental Matters” in our Annual Report on Form 10-K for the year ended December 31, 2012. For a discussion of PCA’s reserve for environmental matters as of September 30, 2013, please see Note 12 to the financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Impact of Inflation

PCA does not believe that inflation has had a material impact on its financial position or results of operations during the three- and nine-month periods ending September 30, 2013 and 2012.

Off-Balance Sheet Arrangements

PCA does not have any off-balance sheet arrangements as of September 30, 2013 that would require disclosure under SEC FR-67, “Disclosure in Management’s Discussion and Analysis about Off-Balance Sheet Arrangements and Aggregate Contractual Obligations.”

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

PCA has included in its Annual Report on Form 10-K for the year ended December 31, 2012, a discussion of its critical accounting policies which it believes affect its more significant judgments and estimates used in the preparation of its consolidated financial statements. PCA has not made any changes in any of these critical accounting policies during the first nine months of 2013.

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

•	the impact of general economic conditions;

•	the impact of the Boise acquisition and risks and uncertainties relating to the integration of Boise’s business into our business;

•	containerboard and corrugated products general industry conditions, including competition, product demand and product pricing;

•	fluctuations in wood fiber and recycled fiber costs;

•	fluctuations in purchased energy costs;

•	the possibility of unplanned outages or interruptions at our principal facilities; and

•	legislative or regulatory actions or requirements, particularly concerning environmental or tax matters.

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

Prior to filing this report, PCA completed an evaluation under the supervision and with the participation of PCA’s management, including PCA’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of PCA’s disclosure controls and procedures as of September 30, 2013. The evaluation of PCA’s disclosure controls and procedures included a review of the controls’ objectives and design, PCA’s implementation of the controls and the effect of the controls on the information generated for use in this report. Based on this evaluation, PCA’s Chief Executive Officer and Chief Financial Officer concluded that PCA’s disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2013.

During the quarter ended September 30, 2013, there were no changes in internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, PCA’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings.

The disclosure set forth in Note 15 to the financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference.

Item 1A.	Risk Factors

Please refer to Item 1A. in PCA’s Annual Report on Form 10-K for the year ended December 31, 2012 for a discussion of risks to which PCA’s business, financial condition, results of operations and cash flows are subject. The following are additional risk factors as a result of PCA’s acquisition of Boise, Inc., which was completed on October 25, 2013.

OfficeMax represented a significant portion of Boise’s business and will represent a significant portion of PCA’s paper business.

The largest customer in the paper business, OfficeMax, accounted for approximately 19% and 21% of Boise’s historical sales for the years ended December 31, 2012 and December 31, 2011, respectively, and 19% and 20% of its sales for the six months ended June 30, 2013 and June 30, 2012, respectively. The agreement with OfficeMax requires OfficeMax to buy and we to supply at least 80% of OfficeMax’s requirements for office papers through December 2017; however, there are circumstances that could cause the agreement to terminate before 2017. On February 20, 2013, OfficeMax announced it had signed a definitive merger agreement with its competitor, Office Depot. The agreement with OfficeMax provides that it would survive the merger with respect to the office paper requirements of the legacy OfficeMax business. We cannot predict how the merger, if finalized, would affect the financial condition of the combined company, the paper requirements of the legacy OfficeMax business, or the effects the combined company would have on the pricing and competition for office papers. Significant reductions in paper purchases from OfficeMax (or the post-merger entity) would cause our paper business to expand its customer base and could potentially decrease its profitability if new customer sales required either a decrease in its pricing and/or an increase in its cost of sales. Any significant deterioration in the financial condition of OfficeMax (or the post-merger entity) affecting the ability to pay or causing a significant change in the willingness to continue to purchase our products could harm our business and results of operations.

The acquired businesses of Boise may underperform relative to our expectations, and we may not be able to successfully integrate our existing business with the business of Boise.

The acquired business of Boise may underperform relative to our expectations, which may cause our financial results to differ from our own or the investment community’s expectations. There may be substantial difficulties, costs and delays involved in the integration of our business with Boise’s business. Integration of Boise will also require PCA to modify its operational and financial systems, and may result in significant additional expenses.

If Boise’s business underperforms relative to our expectations, or if we fail to successfully integrate our business with Boise, our business, financial condition and results of operations may be materially and adversely affected.

Increased leverage may harm our financial condition and results of operations.

We materially increased our indebtedness in connection with our acquisition of Boise from $807.6 million (including capital leases) as of the end of the third quarter to approximately $2.7 billion after the acquisition. We and our subsidiaries may incur additional indebtedness in the future. This increase and any future increase in our level of indebtedness will have several important effects on our future operations, including, without limitation:

•	we will have additional cash requirements in order to support the payment of interest on our outstanding indebtedness;

•	increases in our outstanding indebtedness and leverage may increase our vulnerability to adverse changes in our business;

•	our ability to obtain additional financing for working capital, capital expenditures, general corporate and other purposes may be reduced;

•	our flexibility in planning for, or reacting to, changes in our business and our industry may be reduced; and

•	our flexibility to make acquisitions may be limited.

Further, if we cannot service our indebtedness, we may have to take actions to secure additional cash by selling assets, seeking additional equity or reducing investments.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table summarizes the Company’s stock repurchases in the third quarter of 2013:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that may yet be Purchased Under the Plan or Program
				(In thousands)
July 1, 2013 to July 31, 2013	50,000	$52.98	50,000	$98,086
August 1, 2013 to August 31, 2013	—	—	—	98,086
September 1, 2013 to September 30, 2013	—	—	—	98,086

Total	50,000	$52.98	50,000

Item 6.	Exhibits.

2.1	Agreement and Plan of Merger, dated as of September 16, 2013, by and among Packaging Corporation of America, Bee Acquisition Corporation and Boise Inc. (Incorporated herein by reference to Exhibit 2.1 to PCA’s Current Report on Form 8-K filed September 17, 2013, File No. 1-15399).

4.1	Officers’ Certificate, dated October 22, 2013, pursuant to Section 301 of the Indenture, dated July 21, 2003, by and between Packaging Corporation of America and U.S. Bank National Association (Incorporated herein by reference to Exhibit 4.1 to PCA’s Current Report on Form 8-K filed October 22, 2013, File No. 1-15399).

4.2	4.500% Senior Notes due 2023 (Incorporated herein by reference to Exhibit 4.2 to PCA’s Current Report on Form 8-K filed October 22, 2013, File No. 1-15399).

10.1	Credit Agreement, dated October 18, 2013, by and among the Company, as borrower, the initial lenders named therein and Bank of America N.A., as agent (Incorporated herein by reference to Exhibit 10.1 to PCA’s Current Report on Form 8-K fled October 22, 2013, File No. 1-15399).

31.1	Certification of Chief Executive Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial information from Packaging Corporation of America’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at September 30, 2013 and December 31, 2012, (ii) Condensed Consolidated Statements of Income and Comprehensive Income for the three and nine months ended September 30, 2013 and 2012, (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012, and (iv) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACKAGING CORPORATION OF AMERICA
(Registrant)

By:	/s/ MARK W. KOWLZAN
Chief Executive Officer

By:	/s/ RICHARD B. WEST
Senior Vice President and Chief Financial Officer

Date: November 8, 2013