Form 10-Q
period 2014-03-31
PACKAGING CORP OF AMERICA
filed 2014-05-08
CIK 75677

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________
FORM 10-Q
_______________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ____________
Commission file number 1-15399
_______________________________________________

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

As of May 2, 2014, the Registrant had outstanding 98,318,558 shares of common stock, par value $0.01 per share.

All reports we file with the Securities and Exchange Commission (SEC) are available free of charge via the Electronic Data Gathering Analysis and Retrieval (EDGAR) System on the SEC website at www.sec.gov. We also provide copies of our SEC filings at no charge upon request and make electronic copies of our reports available through our website at www.packagingcorp.com as soon as reasonably practicable after filing such material with the SEC.

i

PART I
FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

Packaging Corporation of America
Consolidated Statements of Income and Comprehensive Income
(unaudited, dollars in thousands, except per-share data)

	Three Months Ended
	March 31
	2014	2013
Statements of Income:
Net sales	$1,431,325	$755,207
Cost of sales	(1,129,921)	(569,961)
Gross profit	301,404	185,246
Selling, general, and administrative expenses	(116,514)	(75,285)
Other expense, net	(23,982)	(3,961)
Income from operations	160,908	106,000
Interest expense, net	(20,791)	(9,251)
Income before taxes	140,117	96,749
Income tax provision	(50,031)	(34,455)
Net income	$90,086	$62,294

Net income per common share:
Basic	$0.92	$0.65
Diluted	$0.92	$0.64
Dividends declared per common share	$0.40	$0.31

Statements of Comprehensive Income:
Net Income	$90,086	$62,294
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment, net of tax of $40 and $0, respectively	(18)	—
Reclassification adjustments to cash flow hedges included in net income, net of tax of $562 and $553, respectively	860	869
Amortization of pension and postretirement plans actuarial loss and prior service cost, net of tax of $784 and $1,201, respectively	979	1,889
Other comprehensive income	1,821	2,758
Comprehensive income	$91,907	$65,052

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Packaging Corporation of America
Consolidated Balance Sheets
(unaudited, dollars and shares in thousands, except per-share data)

	March 31, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$185,706	$190,960
Accounts receivable, net of allowance for doubtful accounts and customer deductions of $11,341 and $10,567 as of March 31, 2014, and December 31, 2013, respectively	696,344	643,083
Inventories	607,306	594,291
Prepaid expenses and other current assets	40,002	32,101
Federal and state income taxes receivable	—	22,958
Deferred income taxes	31,985	47,616
Total current assets	1,561,343	1,531,009
Property, plant, and equipment, net	2,800,742	2,805,704
Goodwill	526,760	526,789
Intangible assets, net	304,891	310,539
Other long-term assets	70,212	69,738
Total assets	$5,263,948	$5,243,779
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$6,500	$39,000
Capital lease obligations	1,047	1,030
Accounts payable	390,630	357,432
Dividends payable	39,351	39,297
Federal and state income taxes payable	5,973	—
Accrued liabilities	180,869	214,058
Accrued interest	19,063	9,722
Total current liabilities	643,433	660,539
Long-term liabilities:
Long-term debt	2,475,393	2,508,845
Capital lease obligations	23,606	23,874
Deferred income taxes	423,973	434,835
Pension and postretirement benefit plans	199,150	193,548
Other long-term liabilities	80,810	65,318
Total long-term liabilities	3,202,932	3,226,420
Commitments and contingent liabilities
Stockholders' equity:
Common stock, par value $0.01 per share, 300,000 shares authorized, 98,308 and 98,172 shares issued as of March 31, 2014, and December 31, 2013, respectively	983	982
Additional paid in capital	412,142	401,761
Retained earnings	1,067,661	1,019,101
Accumulated other comprehensive loss	(63,203)	(65,024)
Total stockholders' equity	1,417,583	1,356,820
Total liabilities and stockholders' equity	$5,263,948	$5,243,779

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Packaging Corporation of America
Consolidated Statements of Cash Flows
(unaudited, dollars in thousands)

	Three Months Ended
	March 31
	2014	2013
Cash Flows from Operating Activities:
Net income	$90,086	$62,294
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization of intangibles and deferred financing costs	86,040	44,296
Share-based compensation expense	3,588	3,637
Deferred income tax provision	15,645	196
Alternative energy tax credits	—	6,929
Pension and post retirement benefits expense, net of contributions	6,155	10,120
Other, net	2,788	2,970
Changes in operating assets and liabilities:
Increase in assets —
Accounts receivable	(43,429)	(39,541)
Inventories	(13,035)	(4,168)
Prepaid expenses and other current assets	(8,677)	(3,863)
Increase (decrease) in liabilities —
Accounts payable	4,255	23,537
Accrued liabilities	5,883	(10,640)
Net cash provided by operating activities	149,299	95,767
Cash Flows from Investing Activities:
Additions to property, plant, and equipment	(50,933)	(27,276)
Additions to other long term assets	(2,746)	(1,730)
Other	77	46
Net cash used for investing activities	(53,602)	(28,960)
Cash Flows from Financing Activities:
Repayments of debt and capital lease obligations	(66,251)	(3,985)
Common stock dividends paid	(39,297)	—
Repurchases of common stock	—	(3,340)
Proceeds from exercise of stock options	3,348	1,707
Excess tax benefits from stock-based awards	3,659	763
Shares withheld to cover employee restricted stock taxes	(2,395)	(1,308)
Other	(15)	—
Net cash used for financing activities	(100,951)	(6,163)
Net increase (decrease) in cash and cash equivalents	(5,254)	60,644
Cash and cash equivalents, beginning of period	190,960	207,393
Cash and cash equivalents, end of period	$185,706	$268,037

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Condensed Notes to Unaudited Quarterly Consolidated Financial Statements

1.     Nature of Operations and Basis of Presentation

Packaging Corporation of America ("we", "us", "our", PCA" or the "Company") was incorporated on January 25, 1999. In April 1999, PCA acquired the containerboard and corrugated packaging products business of Pactiv Corporation ("Pactiv"), formerly known as Tenneco Packaging, Inc., a wholly owned subsidiary of Tenneco Inc. On October 25, 2013, PCA acquired Boise Inc. ("Boise"). For more information, see Note 3, Acquisitions, of the Notes to Consolidated Financial Statements in "Part II, Item 8. Financial Statements and Supplementary Data" of our 2013 Form 10-K.

After the acquisition of Boise, we began reporting our business in three reportable segments: Packaging, Paper, and Corporate and Other. Our Packaging segment produces a wide variety of corrugated packaging products. The Paper segment manufactures and sells a range of papers, including communication-based papers, and pressure sensitive papers (collectively, white papers), and market pulp. Corporate and other includes support staff services and related assets and liabilities, transportation assets, and activity related to other ancillary support operations. For more information about our segments, see Note 16, Segment Information.

In these consolidated financial statements, certain amounts in prior periods' consolidated financial statements have been reclassified to conform with the current period presentation. In accordance with Accounting Standards Codification (“ASC”) 280, "Segment Reporting," we recast segment information for the three months ended March 31, 2013, to conform with the current period presentation. In addition, we reclassified amounts previously disclosed in "Corporate overhead" in the Consolidated Statements of Income for the three months ended March 31, 2013, into "Selling, general, and administrative expenses" given that Corporate and Other is now a separately disclosed segment. None of the reclassifications affected our results of operations, financial position, or cash flows.

The consolidated financial statements of PCA as of March 31, 2014, and for the three-month periods ended March 31, 2014 and 2013, are unaudited but include all adjustments (consisting only of normal recurring adjustments) that management considers necessary for a fair presentation of such financial statements. The preparation of the consolidated financial statements involves the use of estimates and accruals. Actual results may vary from those estimates. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with Article 10 of SEC Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete audited financial statements. Operating results for the period ended March 31, 2014, are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. These consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2013.

The consolidated financial statements include the accounts of PCA and its majority-owned subsidiaries after elimination of intercompany balances and transactions. Boise's results are included in our results for periods after October 25, 2013.

2.     Change in Accounting Principle; Inventories

Effective January 1, 2014, the Company elected to change its method of accounting for certain inventories from lower of cost, as determined by the LIFO method, or market, to lower of cost, as determined by the average cost method, or market. We believe the change is preferable as the average cost method better reflects the current value of inventory on the consolidated balance sheets, more closely aligns with how we manage inventory, and conforms the inventory costing methods to be more consistent within the Company. Supplies and materials are valued at the first-in, first out ("FIFO") or average cost methods.

The Company has applied this change in method of inventory costing retrospectively to all prior periods presented in accordance with U.S. generally accepted accounting principles relating to accounting changes. As a result of the retrospective change in accounting principle, opening retained earnings as of January 1, 2013, increased $38.8 million. Certain components of our financial statements affected by the change in valuation methodology as originally reported under the LIFO method and as adjusted for the change to the average cost method are as follows (in thousands, except per share data):

	Three Months Ended
	March 31, 2013
Consolidated Statement of Income and Comprehensive Income	As Previously Reported (a)	Effect of Change	As Adjusted
Cost of sales	$(572,715)	$2,754	$(569,961)
Gross profit	182,492	2,754	185,246
Income from operations	103,246	2,754	106,000
Income before taxes	93,995	2,754	96,749
Provision for income taxes	(33,382)	(1,073)	(34,455)
Net income	60,613	1,681	62,294
Comprehensive income	63,371	1,681	65,052
Net income per common share
Basic	0.63	0.02	0.65
Diluted	0.62	0.02	0.64
___________

(a)	Certain amounts in prior periods' consolidated financial statements have been reclassified to conform with the current period presentation.

	December 31, 2013
Consolidated Balance Sheet	As Previously Reported	Effect of Change	As Adjusted
Inventories	$522,523	$71,768	$594,291
Deferred income tax assets	75,579	(27,963)	47,616
Retained earnings	975,296	43,805	1,019,101

	Three Months Ended
	March 31, 2013
Consolidated Statement of Cash Flows	As Previously Reported	Effect of Change	As Adjusted
Net income	$60,613	$1,681	$62,294
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income tax provision (benefit)	(877)	1,073	196
Change in inventories	(1,414)	(2,754)	(4,168)

Had the Company not made this change in accounting method, "Net income" for the three months ended March 31, 2014, would have been $1.4 million higher than reported in the Consolidated Statements of Income and "Inventories" at March 31, 2014, would have been $69.5 million lower than reported in the Consolidated Balance Sheets.

The components of inventories are as follows (dollars in thousands):

	March 31, 2014	December 31, 2013
Raw materials	$239,034	$212,027
Work in process	12,453	13,898
Finished goods	195,097	209,972
Supplies and materials	160,722	158,394
Inventories	$607,306	$594,291

3.     Boise Acquisition

On October 25, 2013, we acquired 100% of the outstanding stock and voting equity interests of Boise for $2.1 billion including the assumption of debt. In connection with the acquisition, we allocated the purchase price to the assets acquired and liabilities assumed based on estimates of the fair value at the date of the acquisition. See Note 3, Acquisitions, of the Notes to Consolidated Financial Statements in "Part II, Item 8. Financial Statements and Supplementary Data" of our 2013 Form 10-K. During the three months ended March 31, 2014, purchase price adjustments were insignificant. The purchase price allocation continues to be preliminary. The primary areas of the purchase price allocation that are not yet finalized relate to income taxes and residual goodwill.

Pro Forma Financial Information

The following pro forma financial information presents the combined results of operations as if Boise had been combined with us on January 1, 2013. The pro forma results are intended for informational purposes only and do not purport to represent what the combined companies' results of operations would actually have been had the transactions in fact occurred on January 1, 2013. They also do not reflect any cost savings, operating synergies, or revenue enhancements that we may achieve or the costs necessary to achieve those cost savings, operating synergies, or revenue enhancements, or costs relating to integration efforts (dollars in millions, except per-share amounts).

Pro Forma (a)
Three Months Ended March 31, 2013
Sales	$1,354.8
Net income (b)	$76.3
Net income per share—diluted (b)	$0.78
____________

(a)
The three months ended March 31, 2013, pro forma financial information presented in the table above has been adjusted to give effect to adjustments that are directly related to the acquisition, factually supportable, and expected to have a continuing impact. These adjustments include, but are not limited to, the application of our accounting policies (including the deferral method of accounting for planned major maintenance activities, which increased pro forma net income $12.6 million); elimination of intercompany transactions; depreciation and amortization related to fair value adjustments to property, plant, and equipment and intangible assets; and interest expense on acquisition-related debt.

(b)
Included in pro forma net income for the three months ended March 31, 2013, is $5.3 million of incremental depreciation expense related to shortening the estimated useful lives of certain assets, primarily at the white paper mill in International Falls, Minnesota.

4.     Other Expense, Net

The components of other (income) expense are as follows (in thousands):

	Three Months Ended March 31
	2014	2013
Class action lawsuit settlement (a)	$17,600	$—
Integration-related costs (b)	4,096	—
DeRidder restructuring (c)	1,101	—
Asset disposals and write-offs	1,260	2,779
Other	(75)	1,182
Total	$23,982	$3,961
___________

(a)
The three months ended March 31, 2014, includes $17.6 million of costs accrued for the settlement of the Kleen Products LLC v Packaging Corp. of America et al class action lawsuit. See Note 18, Commitments, Guarantees, Indemnifications and Legal Proceedings, for more information.

(b)	The three months ended March 31, 2014, includes Boise acquisition integration-related costs, primarily for employee severance, professional fees, and other costs.

(c)
Costs relate primarily to our plans to convert the Number 3 newsprint machine at our DeRidder, Louisiana, mill to produce lightweight linerboard and corrugating medium and exit the newsprint business in mid-September 2014.

5.     Earnings Per Share

The following table sets forth the computation of basic and diluted income per common share for the periods presented (dollars and shares in thousands, except per share data).

	Three Months Ended March 31
	2014	2013
Numerator:
Net income	$90,086	$62,294
Less: distributed and undistributed earnings allocated to participating securities	(1,402)	—
Net income attributable to common shareholders	$88,684	$62,294
Denominator:
Weighted average basic common shares outstanding	96,787	96,415
Effect of dilutive securities	36	1,001
Diluted common shares outstanding	96,823	97,416
Basic income per common share	$0.92	$0.65
Diluted income per common share	$0.92	$0.64

All outstanding options to purchase shares at March 31, 2014 and 2013, were included in the computation of diluted common shares outstanding.

6.     Income Taxes

For the three months ended March 31, 2014 and 2013, we recorded $50.0 million and $34.4 million of income tax expense and had an effective tax rate of 35.7% and 35.6%, respectively. During the three months ended March 31, 2014 and 2013, the primary reason for the difference from the federal statutory income tax rate of 35.0% was the effect of state and local income taxes, and the domestic manufacturers’ deduction.

During the three months ended March 31, 2014, there were no significant changes to our uncertain tax positions. For more information, see Note 5, Income Taxes, of the Notes to Consolidated Financial Statements in "Part II, Item 8. Financial Statements and Supplementary Data" in our 2013 Form 10-K.

During the three months ended March 31, 2014 and 2013, cash paid for taxes, net of refunds received, was $1.7 million and $4.1 million, respectively.

7.    Property, Plant, and Equipment

Property, plant, and equipment consist of the following (dollars in thousands):

	March 31, 2014	December 31, 2013
Land and land improvements	$140,886	$140,592
Buildings	637,004	628,948
Machinery and equipment	4,268,457	4,246,294
Construction in progress	198,082	168,808
Other	49,381	48,058
Property, plant, and equipment, at cost	5,293,810	5,232,700
Less accumulated depreciation	(2,493,068)	(2,426,996)
Property, plant, and equipment, net	$2,800,742	$2,805,704

Depreciation expense for the three months ended March 31, 2014 and 2013, was $76.0 million and $41.1 million, respectively.

8.     Goodwill and Intangible Assets

Goodwill

Goodwill represents the excess of the cost of an acquired business over the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed in a business combination. At both March 31, 2014, and December 31, 2013, we had $472.9 million of goodwill recorded in our Packaging segment and $53.9 million in our Paper segment on our Consolidated Balance Sheets.

Intangible Assets

Intangible assets are primarily comprised of customer relationships and trademarks and trade names.

The weighted average useful life, gross carrying amount, and accumulated amortization of our intangible assets were as follows (dollars in thousands):

	March 31, 2014			December 31, 2013
	Weighted Average Remaining Useful Life (in Years)	Gross Carrying Amount	Accumulated Amortization	Weighted Average Remaining Useful Life (in Years)	Gross Carrying Amount	Accumulated Amortization
Customer relationships	15.0	$306,361	$21,604	15.4	$306,361	$16,509
Trademarks and trade names	14.3	21,370	1,334	14.7	21,370	794
Other	2.9	220	122	3.0	220	109
Total intangible assets (excluding goodwill)	15.0	$327,951	$23,060	15.4	$327,951	$17,412

Amortization expense was $5.6 million and $0.8 million for the three months ended March 31, 2014 and 2013, respectively.

9.    Accrued Liabilities

The components of accrued liabilities are as follows (in thousands):

	March 31, 2014	December 31, 2013
Compensation and benefits	$86,400	$130,455
Medical insurance and workers’ compensation	25,034	26,399
Franchise, property, sales and use taxes	19,792	20,232
Legal contingencies	18,700	1,000
Customer volume discounts and rebates	9,295	11,436
Severance	7,281	8,172
Environmental liabilities and asset retirement obligations	5,938	7,812
Other	8,429	8,552
Total	$180,869	$214,058

10.    Debt

During the three months ended March 31, 2014, we made principal payments of $66.0 million, primarily on our five-year term loan, due October 2018. For the three months ended March 31, 2014 and 2013, cash payments for interest were $10.5 million and $5.9 million, respectively.

Included in interest expense, net, are amortization of financing costs and amortization of treasury lock settlements. For both the three months ended March 31, 2014 and 2013, amortization of treasury lock settlements was $1.4 million. Amortization of financing costs for the three months ended March 31, 2014 and 2013, was $0.5 million and $0.2 million, respectively.

We have outstanding $1.25 billion of fixed rate senior notes and $1.23 billion of variable rate term loans. At March 31, 2014, the book value of our fixed-rate debt was $1.25 billion, and the fair value was estimated to be $1.29 billion. The difference between the book value and fair value is due to the difference between the period-end market interest rate and the stated rate of our fixed-rate debt. We estimated the fair value of our fixed-rate debt using quoted market prices (Level 2 inputs) within the fair value hierarchy, which is further defined in Note 2, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements in "Part II, Item 8. Financial Statements and Supplementary Data" of our 2013 Form 10-K.

11.     Employee Benefit Plans and Other Postretirement Benefits

The components of net periodic benefit cost were as follows (dollars in thousands):

	Pension Plans		Postretirement Plans
	Three Months Ended March 31		Three Months Ended March 31
	2014	2013	2014	2013
Service cost	$5,794	$6,249	$392	$515
Interest cost	11,434	3,991	308	311
Expected return on plan assets	(12,679)	(3,751)	—	—
Net amortization of unrecognized amounts
Prior service cost	1,641	1,560	(57)	(106)
Actuarial loss	155	1,502	24	134
Net periodic benefit cost	$6,345	$9,551	$667	$854

PCA makes pension plan contributions that are sufficient to fund its actuarially determined costs, generally equal to the minimum amounts required by the Employee Retirement Income Security Act (ERISA). In 2014, we expect to contribute the required minimum, which we estimate to be approximately $5.0 million.

12.     Share-based Compensation

The Company has a long-term equity incentive plan, which allows for grants of stock options, stock appreciation rights, restricted stock, and performance awards to directors, officers, and employees, as well as others who engage in services for PCA. The plan, as amended, terminates May 1, 2023, and authorizes 10.6 million shares of common stock for grant over the life of the plan. As of March 31, 2014, 2.1 million shares remained available for future issuance under the plan. Forfeitures are added back to the pool of shares of common stock available to be granted at a future date.

The following table presents restricted stock and performance unit award activity for the three months ended March 31, 2014:

	Restricted Stock		Performance Units
	Shares	Weighted Average Grant- Date Fair Value	Shares	Weighted Average Grant- Date Fair Value
Outstanding at December 31, 2013	1,463,694	$31.48	70,600	$47.83
Granted	33,714	65.29	—	—
Vested	(72,533)	29.03	—	—
Outstanding at March 31, 2014	1,424,875	$32.40	70,600	$47.83

Compensation Expense

Our share-based compensation expense is recorded in "Selling, general, and administrative expenses". Compensation expense for share-based awards recognized in the Consolidated Statements of Income, net of forfeitures was as follows (dollars in thousands):

	Three Months Ended March 31
	2014	2013
Restricted stock	$(3,321)	$(3,637)
Performance units	(267)	—
Impact on income before income taxes	(3,588)	(3,637)
Income tax benefit	1,396	1,413
Impact on net income	$(2,192)	$(2,224)

The fair value of restricted stock and performance units is determined based on the closing price of the Company’s common stock on the grant date. As PCA’s Board of Directors has the ability to accelerate vesting of share-based awards upon an employee’s retirement, the Company accelerates the recognition of compensation expense for certain employees approaching normal retirement age.

The unrecognized compensation expense for all share-based awards at March 31, 2014, is as follows (dollars in thousands):

	March 31, 2014
	Unrecognized Compensation Expense	Remaining Weighted Average Recognition Period (in years)
Restricted stock	$23,513	2.6
Performance units	2,730	3.3
Total unrecognized share-based compensation expense	$26,243	2.7

13.     Stockholders' Equity

Dividend

On February 27, 2014, PCA announced that its Board of Directors had approved a regular quarterly cash dividend of $0.40 per share on its common stock. The quarterly dividend of $0.40 per share was paid on April 15, 2014, to shareholders of record as of March 14, 2014. The dividend payment was $39.4 million.

On December 12, 2013, PCA announced that its Board of Directors had approved a regular quarterly cash dividend of $0.40 per share on its common stock. The quarterly dividend of $0.40 per share was paid on January 15, 2014, to shareholders of record as of December 23, 2013. The dividend payment was $39.3 million.

Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) (“AOCI”) by component follows (dollars in thousands). Amounts in parentheses indicate losses.

	Foreign Currency Translation Adjustments	Unrealized Loss On Treasury Locks, Net		Unrealized Loss on Foreign Exchange Contracts		Unfunded Employee Benefit Obligations		Total
Balance at December 31, 2013	$(136)	$(28,191)		$(371)		$(36,326)		$(65,024)
Other comprehensive income (loss) before reclassifications, net of tax	(18)	—		—		—		(18)
Amounts reclassified from AOCI, net of tax	—	855	(a)	5	(b)	979	(c)	1,839
Net current-period other comprehensive income (loss)	(18)	855		5		979		1,821
Balance at March 31, 2014	$(154)	$(27,336)		$(366)		$(35,347)		$(63,203)

The following table presents information about reclassifications out of AOCI (dollars in thousands). Amounts in parentheses indicate expenses in the Consolidated Statements of Income.

	Amounts Reclassified from AOCI Three Months Ended March 31
Details about AOCI Components	2014	2013	Affected Line Item in the Statement Where Net Income is Presented
Unrealized loss on treasury locks, net	$(1,414)	$(1,413)	See (a) below
	559	549	Tax benefit
	$(855)	$(864)	Net of tax

Unrealized loss on foreign exchange contracts	$(8)	$(9)	See (b) below
	3	4	Tax benefit
	$(5)	$(5)	Net of tax

Unfunded employee benefit obligations
Amortization of prior service costs	$(1,584)	$(1,454)	See (c) below
Amortization of actuarial losses	(179)	(1,636)	See (c) below
	(1,763)	(3,090)	Total before tax
	784	1,201	Tax benefit
	$(979)	$(1,889)	Net of tax
____________

(a)
This AOCI component is included in interest expense, net. Amount relates to the amortization of the effective portion of treasury lock derivative instruments recorded in AOCI. The net amount of settlement gains or losses on derivative instruments included in AOCI to be amortized over the next 12 months is a net loss of $5.7 million ($3.5 million after tax). For a discussion of treasury lock derivative instrument activity, see Note 11, Derivative Instruments and Hedging Activities, of the Notes to Consolidated Financial Statements in "Part II, Item 8. Financial Statements and Supplementary Data" of our 2013 Form 10-K.

(b)	This AOCI component is included as depreciation in cost of sales.

(c)
These AOCI components are included in the computation of net pension and postretirement benefit costs. See Note 11, Employee Benefit Plans and Other Postretirement Benefits, for additional information.

14.     Concentrations of Risk

Our Paper segment has had a long-standing commercial and contractual relationship with OfficeMax Incorporated (OfficeMax), and OfficeMax is our largest customer in the paper business. Following a merger in late 2013, OfficeMax is now a wholly-owned subsidiary of Office Depot, Inc. This relationship exposes us to a significant concentration of business and financial risk. For the three months ended March 31, 2014, our sales to Office Depot (including OfficeMax) represented 9% of our total company sales revenue and 42% of our Paper segment sales revenue. At March 31, 2014, and December 31, 2013, we had $55.2 million and $39.2 million of accounts receivable due from Office Depot (including OfficeMax), which represents 8% and 6% of our total company receivables, respectively.

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

Labor

At March 31, 2014, we had approximately 13,600 employees and approximately 51% of these employees worked pursuant to collective bargaining agreements. Approximately 75% of our hourly employees are represented by unions. The majority of our unionized employees are represented by the United Steel Workers (USW), the International Brotherhood of Teamsters (IBT), the International Association of Machinists (IAM), and the Association of Western Pulp and Paper Workers (AWPPW). We are currently in negotiations to renew or extend any union contracts that have recently expired or are expiring in the near future, including the agreements at our Jackson, Alabama, paper mill, which expire August 31, 2014. Approximately 21% of our employees work pursuant to collective bargaining agreements that will expire within the next twelve months.

15.     Transactions With Related Parties

Louisiana Timber Procurement Company, L.L.C. (LTP) is a variable-interest entity that is 50% owned by PCA and 50% owned by Boise Cascade Company (Boise Cascade). LTP procures sawtimber, pulpwood, residual chips, and other residual wood fiber to meet the wood and fiber requirements of PCA and Boise Cascade in Louisiana. PCA is the primary beneficiary of LTP, and has the power to direct the activities that most significantly affect the economic performance of LTP. Therefore, we consolidate 100% of LTP in our financial statements in our Corporate and Other segment. The carrying amounts of LTP's assets and liabilities (which relate primarily to noninventory working capital items) on our Consolidated Balance Sheets were both $5.3 million and $5.0 million at March 31, 2014, and December 31, 2013, respectively. During the three months ended March 31, 2014, we recorded $16.1 million of LTP sales to Boise Cascade in "Net Sales" in the Consolidated Statements of Income and approximately the same amount of expenses in "Cost of Sales". The sales were at prices designed to approximate market prices.

During the three months ended March 31, 2014, fiber purchases from related parties were $7.2 million. Most of these purchases related to chip and log purchases by LTP from Boise Cascade's wood products business. These purchases are recorded in "Cost of Sales" in the Consolidated Statements of Income.

16.     Segment Information

Prior to the acquisition of Boise on October 25, 2013, we manufactured and sold packaging products and reported our results in one reportable segment. In connection with the acquisition, we expanded our packaging business and entered the paper business as the third largest producer of white papers in North America in terms of production capacity. As a result, we began managing our business in three reportable segments: Packaging, Paper, and Corporate and Other. These segments represent distinct businesses that are managed separately because of differing products and services. Each of these businesses requires distinct operating and marketing strategies. There are no differences in our basis of segmentation or in our basis of measurement of segment profit or loss from those disclosed in Note 19, Segment Information, of the Notes to Consolidated Financial Statements in "Part II, Item 8. Financial Statements and Supplementary Data" in our Annual Report on Form 10-K for the year ended December 31, 2013.

Each segment's profits and losses are measured on operating profits before interest expense and interest income. After the acquisition of Boise, expenses that were historically included in "Corporate overhead" on our Consolidated Statements of Income, were reclassified to "Selling, general, and administrative expenses" to conform with the current year presentation. In addition, after increasing our product offerings to include both packaging and paper products after the Boise acquisition, we began allocating the amounts associated with running those businesses, previously included in "Corporate overhead", to our segments. For many of these allocated expenses, the related assets and liabilities remain in the Corporate and Other segment.

Effective January 1, 2014, the Company elected to change its method of accounting for certain inventories from lower of cost, as determined by the LIFO method, or market, to lower of cost, as determined by the average cost method, or market. The Company has applied this change in method of inventory costing retrospectively to all prior periods presented herein in accordance with U.S. generally accepted accounting principles relating to accounting changes. See Note 2, Change in Accounting Principle; Inventories, for additional information.

An analysis of operations by reportable segment is as follows (dollars in millions):

	Sales, net			Operating Income (Loss)
Three Months Ended March 31, 2014 (a)	Trade	Inter- segment	Total
Packaging	$1,095.6	$1.8	$1,097.4	$170.7	(b)
Paper	309.3	—	309.3	27.7	(c)
Corporate and Other	26.4	37.7	64.1	(37.5)	(d)
Intersegment eliminations	—	(39.5)	(39.5)	—
	$1,431.3	$—	$1,431.3	160.9
Interest expense, net				(20.8)
Income before taxes				$140.1

	Sales, net			Operating Income (Loss)
Three Months Ended March 31, 2013	Trade	Inter- segment	Total
Packaging	$755.2	$—	$755.2	$117.9
Corporate and Other	—	—	—	(11.9)
	$755.2	$—	$755.2	106.0
Interest expense, net				(9.3)
Income before taxes				$96.7
____________

(a)	On October 25, 2013, we acquired Boise. Our first quarter 2014 results include Boise for the full period.

(b)
Includes costs related primarily to our plans to convert the Number 3 newsprint machine at our DeRidder, Louisiana, mill to produce lightweight linerboard and corrugating medium and to exit the newsprint business in mid-September 2014. The three months ended March 31, 2014, included $4.0 million of restructuring charges, of which $2.9 million were recorded in "Cost of sales" and $1.1 million were recorded in "Other expense, net".

(c)	Includes $0.7 million of Boise acquisition integration-related costs, primarily for employee severance, professional fees, and other costs. These costs are recorded in "Other expense, net".

(d)
Includes $3.4 million of Boise acquisition integration-related costs and $17.6 million of costs accrued for the settlement of the Kleen Products LLC v Packaging Corp. of America et al class action lawsuit. See Note 18, Commitments, Guarantees, Indemnifications and Legal Proceedings, for more information.

17.     New and Recently Adopted Accounting Standards

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. This ASU defines a discontinued operation as a disposal of a component or group of components that is disposed of or is classified as held for sale and represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. The standard also requires additional disclosures about discontinued operations. This guidance is effective for annual and interim reporting periods beginning after December 15, 2014. We do not believe the adoption of this update will have a material effect on our financial position and results of operations.

In February 2013, the FASB issued ASU 2013-04, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date. This ASU requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, as the sum of (a) the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and (b) any additional amount the reporting entity expects to pay on behalf of its co-obligors. This ASU also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. We adopted the provisions of this guidance January 1, 2014, and it did not have a material effect on our financial position and results of operations.

In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This ASU requires that liabilities related to unrecognized tax benefits offset deferred tax assets for net operating loss carryforwards, a similar tax loss, or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. In situations in which carryforwards cannot be used or the deferred tax asset is not intended to be used for such purpose, the unrecognized tax benefit should be recorded as a liability and should not offset deferred tax assets. We adopted the provisions of this guidance on December 31, 2013, and it did not have a significant effect on our financial position or results of operations.

There were no other accounting standards recently issued that had or are expected to have a material impact on our financial position or results of operations.

18.     Commitments, Guarantees, Indemnifications and Legal Proceedings

We have financial commitments and obligations that arise in the ordinary course of our business. These include long-term debt, capital commitments, lease obligations, and purchase commitments for goods and services, and are discussed in Note 8, Debt; and Note 20, Commitments, Guarantees, Indemnifications, and Legal Proceedings, of the Notes to Consolidated Financial Statements in "Part II, Item 8. Financial Statements and Supplementary Data" in our 2013 Form 10-K. Except as disclosed in Note 10, Debt, and in Legal Proceedings below, at March 31, 2014, there have been no other significant changes to commitments outside the normal course of business.

Guarantees and Indemnifications

We provide guarantees, indemnifications, and other assurances to third parties in the normal course of our business. These include tort indemnifications, environmental assurances, and representations and warranties in commercial agreements. At March 31, 2014, we are not aware of any material liabilities arising from any guarantee, indemnification, or financial assurance we have provided. If we determined such a liability was probable and subject to reasonable determination, we would accrue for it at that time.

Legal proceedings

During 2010, PCA and eight other U.S. and Canadian containerboard producers were named as defendants in five purported class action lawsuits filed in the United States District Court for the Northern District of Illinois, alleging violations of the Sherman Act. The lawsuits were consolidated in a single complaint under the caption Kleen Products LLC v Packaging Corp. of America et al. The consolidated complaint alleges that the defendants conspired to limit the supply of containerboard, and that the purpose and effect of the alleged conspiracy was to artificially increase prices of containerboard products during the period of August 2005 to October 2010 (the time of filing of the complaint). The complaint was filed as a class action suit on behalf of all purchasers of containerboard products during such period. On April 4, 2014, we reached an agreement with the representatives of the class to settle this lawsuit for $17.6 million and we recorded a $17.6 million liability for the settlement in

"Accrued liabilities" on our March 31, 2014, Consolidated Balance Sheet. On May 6, 2014, the court preliminarily approved the settlement. Notice of the proposed settlement will be mailed to potential class members on or before June 20, 2014. A final approval hearing is scheduled for September 4, 2014.

We are also a party to other legal actions arising in the ordinary course of our business. These legal actions include commercial liability claims, premises liability claims, and employment-related claims, among others. As of the date of this filing, we believe it is not reasonably possible that any of the legal actions against us will, either individually or in the aggregate, have a material adverse effect on our financial condition, results of operations, or cash flows.

19.     Subsequent Events

On April 28, 2014, we acquired the assets of Crockett Packaging, a corrugated products manufacturer, for $21.2 million. The asset purchase includes a corrugated plant and a sheet plant in Southern California. Sales and total assets of the acquired company are not material to our overall sales and total assets. Operating results of the acquired company subsequent to April 28, 2014, will be included in our Packaging segment's 2014 operating results.

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis includes statements regarding our expectations with respect to our future performance, liquidity, and capital resources. Such statements, along with any other nonhistorical statements in the discussion, are forward-looking. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in our 2013 Annual Report on Form 10-K, as well as those factors listed in other documents we file with the Securities and Exchange Commission (SEC). We do not assume any obligation to update any forward-looking statement. Our actual results may differ materially from those contained in or implied by any of the forward-looking statements in this Form 10-Q.

Overview

PCA is the fourth largest producer of containerboard in the United States and the third largest producer of white papers in North America, based on production capacity. We operate eight mills and 100 corrugated products manufacturing plants. Our mills are comprised of five containerboard mills and three paper mills. Our corrugated products manufacturing plants produce a wide variety of corrugated packaging products, including conventional shipping containers used to protect and transport manufactured goods, multi-color boxes and displays with strong visual appeal that help to merchandise the packaged product in retail locations, and honeycomb protective packaging. In addition, we are a large producer of packaging for meat, fresh fruit and vegetables, processed food, beverages, and other industrial and consumer products. We operate primarily in the United States and have some converting operations in Europe, Mexico, and Canada.

This Item 2 is intended to supplement, and should be read in conjunction with, “Management’s Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2013.

Executive Summary

We performed well in first quarter 2014, despite extremely severe weather conditions. Our results were driven by strong operations and the acquisition of Boise. During the quarter, we announced our plans to convert the Number 3 newsprint machine at our DeRidder, Louisiana, mill to produce 355,000 tons annually of lightweight linerboard and corrugating medium, and exit the newsprint business. The Number 3 machine will continue to produce newsprint through mid-September 2014 at which time it will be shut down and converted to containerboard production with anticipated start-up by November 1, 2014.

During the three months ended March 31, 2014, sales grew 89.5% to $1.4 billion, compared with $755.2 million in first quarter 2013. We reported $90.1 million of net income, or $0.92 per diluted share during the three months ended March 31, 2014, compared with $62.3 million, or $0.64 per share during the same period in 2013. Excluding special items, we recorded $106.5 million of net income, or $1.08 per diluted share during the three months ended March 31, 2014, compared with $62.3 million, or $0.64 per share in 2013. First quarter 2014 included $25.7 million of pre-tax special items including $17.6 million of expenses related to an accrual for our agreement to settle a class action lawsuit, $4.1 million of integration-related costs, and $4.0 million of non-cash charges related to restructuring the DeRidder mill. Excluding these special items, the increase in earnings was driven by a full quarter of Boise operations, which contributed $0.35 per share and a $0.09 per share improvement in earnings from PCA's historical operations. PCA's historical earnings improvement related to improved price and mix and lower benefit costs, which were partially offset by higher costs for labor, energy, freight, repairs, and other items. Higher costs and lower shipments from extreme weather conditions in first quarter 2014 equated to approximately $0.09 per share, of which $0.06 per share was recognized in first quarter earnings, and $0.03 per share was capitalized in inventory and will reduce second quarter earnings.

Earnings per diluted share, excluding special items, during the three months ended March 31, 2014 and 2013, were as follows:

	Three Months Ended March 31
	2014 (a)	2013
Earnings per diluted share	$0.92	$0.64
Special items:
Class action lawsuit settlement (b)	0.11	—
Integration-related costs (c)	0.03	—
DeRidder restructuring (d)	0.02	—
Total special items	0.16	—
Earnings per diluted share, excluding special items	$1.08	$0.64
____________

(a)	On October 25, 2013, we acquired Boise Inc. (Boise). The first quarter 2014 consolidated results include Boise for the full period.

(b)
The three months ended March 31, 2014, includes $17.6 million of costs accrued for the settlement of the Kleen Products LLC v Packaging Corp. of America et al class action lawsuit. See Note 18, Commitments, Guarantees, Indemnifications and Legal Proceedings, for more information. These costs are recorded in "Other expense, net".

(c)
The three months ended March 31, 2014, includes Boise acquisition integration-related and other costs, primarily for employee severance, professional fees, and other costs. These costs are recorded in "Other expense, net".

(d)
Costs relate primarily to our plans to convert the Number 3 newsprint machine at our DeRidder, Louisiana, mill to produce lightweight linerboard and corrugating medium and exit the newsprint business in mid-September 2014.

Management excludes special items and uses non-GAAP measures to focus on PCA’s on-going operations and assess its operating performance and believes that it is useful to investors because it enables them to perform meaningful comparisons of past and present operating results. Reconciliation of diluted EPS to diluted EPS excluding special items is included above and the reconciliations of other non-GAAP measures used in this Management's Discussion and Analysis of Financial Condition and Results of Operations, to the most comparable measure reported in accordance with GAAP, are included in Item 2 under “Reconciliations of Non-GAAP Financial Measures to Reported Amounts.” Any analysis of non-GAAP financial measures should be done in conjunction with results presented in accordance with GAAP. The non-GAAP measures are not intended to be substitutes for GAAP financial measures and should not be used as such.

Industry and Business Conditions

Trade publications reported that industry-wide corrugated products shipments were flat during the first quarter of 2014, compared with the same quarter in 2013, and decreased 1.6% per workday with one additional workday in the first quarter of 2014. Reported industry containerboard production was 1.7% higher than the same period in 2013, with containerboard export shipments up 3.2%. In first quarter 2014, our corrugated products shipments increased 30.9% over the first quarter of last year and 28.8% per workday. Excluding Boise shipments, corrugated products shipments increased 3.4%, or 1.8% per workday. Domestic containerboard and export sales demand remained strong in first quarter. During the first quarter of 2014, our containerboard mills produced 821,000 tons, or 640,000 tons excluding Boise, compared with 646,000 tons in 2013.

The market for communication papers competes heavily with electronic data transmission and document storage alternatives. Increasing shifts to these alternatives have had an adverse effect on traditional print media and usage of communication papers. According to the American Forest & Paper Association (AF&PA), U.S. industry uncoated freesheet shipments declined 7.3% during first quarter 2014, compared with the same period in 2013. Our office paper shipments increased 5.5% or 10,000 tons in first quarter 2014, compared with Boise's shipments last year, and up 1% compared with fourth quarter 2013, including the portion under Boise ownership. Our printing and converting papers and pressure sensitive papers shipments were down about 20,000 tons compared with first quarter 2013, as a result of closing two paper machines at our International Fall, Minnesota, mill in fourth quarter 2013. White paper prices improved in first quarter 2014 due to previously announced price increases for office papers and printing and converting grades. On April 1, 2014, we began implementing a 5% price increase for pressure sensitive papers.

Outlook

Looking ahead to the second quarter, we expect higher corrugated products sales volumes and paper prices and lower fuel consumption with warmer weather. Three of our mills will be down for annual maintenance outages in the second quarter, compared with only one mill down in the first quarter, which will result in increased costs and lower production. We expect higher medical and worker’s compensation costs compared with the abnormally low costs experienced in the first quarter, and higher electricity costs with normal summer rate increases. In addition, earnings will be reduced with recognition of the remaining earnings impact from first quarter extreme weather conditions and a higher tax rate. Considering these items, we expect second quarter earnings, excluding special items, to be comparable to our first quarter 2014 earnings, excluding special items.

Results of Operations

Three Months Ended March 31, 2014, Compared to Three Months Ended March 31, 2013

The historical results of operations of PCA for the three months ended March 31, 2014 and 2013, are set forth below (dollars in millions):

	Three Months Ended March 31
	2014 (a)	2013	Change
Packaging	$1,097.4	$755.2	$342.2
Paper	309.3	—	309.3
Corporate and other and eliminations	24.6	—	24.6
Net sales	$1,431.3	$755.2	$676.1

Packaging	$170.7	$117.9	$52.8
Paper	27.7	—	27.7
Corporate and other and eliminations	(37.5)	(11.9)	(25.6)
Income from operations	$160.9	$106.0	$54.9

Interest expense, net	(20.8)	(9.3)	(11.5)
Income before taxes	140.1	96.7	43.4
Income tax provision	(50.0)	(34.4)	(15.6)
Net income	$90.1	$62.3	$27.8
Net income excluding special items (b)	$106.5	$62.3	$44.2
Earnings, before interest, taxes, depreciation, and amortization (EBITDA)	$244.3	$148.7	$95.6
EBITDA excluding special items (b)	$270.0	$148.7	$121.3
____________

(a)	On October 25, 2013, we acquired Boise Inc. (Boise). The first quarter 2014 consolidated results include Boise for the full period.

(b)	See "Reconciliations of Non-GAAP Financial Measures to Reported Amounts" included in this Item 2 for a reconciliation of non-GAAP measures to the most comparable GAAP measure.

Net Sales

Net sales increased $676.1 million, or 89.5%, to a record $1,431.3 million during the three months ended March 31, 2014, compared with $755.2 million during the same period in 2013. The increase in the first quarter of 2014 related to a full quarter of Boise operations ($610.8 million) and increased sales in PCA's historical operations ($65.3 million), which resulted from higher sales price and mix ($32.9 million), and higher sales volumes ($32.4 million).

Packaging. Sales increased $342.2 million, or 45.3%, to $1,097.4 million, compared with $755.2 million in the first quarter of 2013. A full quarter of Boise operations contributed $276.9 million of sales and the remaining increase related to higher sales price and mix ($32.9 million), and higher sales volumes ($32.4 million). In first quarter 2014, our corrugated products shipments increased 30.9% over the first quarter last year, or 28.8% per workday with one additional workday in first quarter 2014. Excluding Boise shipments, corrugated products shipments were up 3.4% compared to last year's first quarter, and increased 1.8% per workday. Our containerboard mills produced 821,000 tons, or 640,000 tons excluding Boise, compared with 646,000 tons in 2013. Pricing for containerboard was relatively flat with fourth quarter 2013.

Paper. Our paper segment sales include the sales for the white paper mills we acquired from Boise. Sales during the three months ended March 31, 2014, were $309.3 million. During this period, sales volumes of white paper were 289,000 tons. Compared with fourth quarter 2013, white paper prices improved in first quarter 2014 due to previously announced price increases for office papers and printing and converting grades.

Gross Profit

Gross profit increased $116.2 million, or 62.7%, during the three months ended March 31, 2014, compared with the same period in 2013, due primarily to a full quarter of Boise operations ($103.1 million) and higher sales price and mix in PCA's historical packaging operations, offset partially by increases in labor, energy, repairs, and freight. We also recognized $2.9 million of non-cash charges in "Cost of sales" in first quarter 2014 related to restructuring the DeRidder mill we acquired from Boise. We expect to recognize approximately $30 million of incremental depreciation in the second and third quarters of 2014, primarily related to changing the estimated useful lives of newsprint-related assets at DeRidder. During the three months ended March 31, 2014, our gross profit as a percentage of net sales decreased to 21.1% of net sales, compared with 24.5% in the same period in 2013, due primarily to the addition of the white papers business whose products generally have lower margins than the products sold in the packaging business.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses increased $41.2 million, or 54.8%, during the three months ended March 31, 2014, compared with the same period in 2013. Excluding selling, general, and administrative expenses associated with the acquired Boise businesses of $39.4 million, selling, general, and administrative expenses increased $1.8 million, primarily due to a $1.5 million increase in salary expense during the first quarter of 2014, compared with the first quarter of 2013.

Other Expense, Net

Other expense, net, during the three months ended March 31, 2014, was $24.0 million, compared with $4.0 million during the three months ended March 31, 2013. The increase is primarily due to costs accrued for the settlement of the Kleen Products LLC v Packaging Corp. of America et al class action lawsuit ($17.6 million), acquisition-related costs ($4.1 million), and DeRidder restructuring charges ($1.1 million). We discuss these items in more detail in Note 4, Other Expense, Net, and Note 18, Commitments, Guarantees, Indemnifications and Legal Proceedings of the Condensed Notes to Unaudited Quarterly Consolidated Financial Statements in "Part I, Item1. Financial Statements" of this Form 10-Q.

Income from Operations

Income from operations increased $54.9 million, or 51.8%, during the three months ended March 31, 2014, compared with the same period in 2013. First quarter 2014 included $25.7 million of expense from special items, including $17.6 million of costs accrued for the settlement of the Kleen Products LLC v Packaging Corp. of America et al class action lawsuit, $4.1 million of integration-related costs, and $4.0 million of non-cash charges related to restructuring the DeRidder mill we acquired from Boise. Excluding these special items, income from operations increased $80.6 million during the three months ended March 31, 2014, compared to the same period in 2013. The increase in earnings, excluding special items, was driven by a full quarter of Boise operations, which contributed $66.8 million and a $13.8 million improvement in PCA's historical earnings.

Packaging. Segment income from operations increased $52.8 million, or 44.7%, to $170.7 million, compared with $117.9 million during the three months ended March 31, 2013. Excluding $4.0 million of special items related to the DeRidder restructuring, segment income increased $56.8 million to $174.7 million. The increase in the first quarter 2014 related to a full quarter of Boise operations ($38.9 million) and increased income in PCA's pre-acquisition operations, which related to higher sales price and mix ($32.9 million) and lower medical, pension, and workers compensation costs ($4.8 million), partially offset by higher costs for labor ($6.3 million), energy ($5.3 million), repairs ($2.6 million), and freight ($2.4 million).

Paper. Segment income from operations was $27.7 million during the three months ended March 31, 2014, which included $0.7 million of integration-related costs. Excluding special items, segment income was $28.4 million.

Interest Expense, Net, and Income Taxes

Interest expense, net, was $20.8 million during the three months ended March 31, 2014, compared with $9.3 million during the three months ended March 31, 2013. The increase in interest expense primarily related to higher average outstanding borrowings following the acquisition of Boise.

During the three months ended March 31, 2014, we recorded $50.0 million of income tax expense, compared with $34.4 million of expense during the three months ended March 31, 2013. The effective tax rate for the three months ended March 31, 2014 and 2013, was 35.7% and 35.6%, respectively.

Liquidity and Capital Resources

Sources and Uses of Cash

Our primary sources of liquidity are net cash provided by operating activities and available borrowing capacity under our revolving credit facility. At March 31, 2014, we had $185.7 million of cash and $328.5 million of unused borrowing capacity under the revolving credit facility, net of letters of credit. Currently, our primary uses of cash are for operations, capital expenditures, debt service (including voluntary payments of debt), and declared common stock dividends, which we expect to be able to fund from these sources.

We believe that net cash generated from operating activities, cash on hand, available borrowings under our revolving credit facility and available capital through access to capital markets will be adequate to meet our liquidity and capital requirements, including payments of any declared common stock dividends, for the foreseeable future. As our debt or credit facilities become due, we will need to repay, extend or replace such facilities. Our ability to do so will be subject to future economic conditions and financial, business, and other factors, many of which are beyond our control.

Below is a summary table of our cash flows, followed by a discussion of our sources and uses of cash through operating activities, investing activities, and financing activities (dollars in millions):

	Three Months Ended March 31
	2014	2013	Change
Net cash provided by (used for):
Operating activities	$149.3	$95.8	$53.5
Investing activities	(53.6)	(29.0)	(24.6)
Financing activities	(101.0)	(6.2)	(94.8)
Net increase (decrease) in cash and cash equivalents	$(5.3)	$60.6	$(65.9)

Our foreign operations are not material to our financial position or results of operations. At March 31, 2014, we had $7.7 million of cash and short-term investments held in operations outside of the United States. We indefinitely reinvest our earnings in operations outside the United States; however, if foreign earnings were repatriated at a future date, we would need to accrue and pay taxes. It is not practicable to determine the amount of unrecognized deferred tax liability on these undistributed earnings because the actual tax liability, if any, is dependent on circumstances existing when the repatriation occurs.

Operating Activities

During the three months ended March 31, 2014, net cash provided by operating activities was $149.3 million, compared with $95.8 million in the same quarter in 2013, an increase of $53.5 million. Cash provided by operating activities before changes in operating assets and liabilities increased $73.9 million in first quarter 2014, compared with first quarter 2013, primarily due to the increase in income from operations discussed above under "Results of Operations." Cash used for operating assets and liabilities totaled $55.0 million during the three months ended March 31, 2014, compared with $34.7 million during the same period in 2013. The higher requirements for operating assets and liabilities was driven primarily by higher levels of accounts receivable due to higher sales prices and volumes in first quarter 2014 as previously described, higher levels of inventory related to a seasonal build of fiber inventory in our paper business, insurance and other prepayments made during the first quarter, and a smaller increase in accounts payable due to the timing of payments. These differences were partially offset by an increase in accrued liabilities due to the $17.6 million accrual at March 31, 2014, related to the agreement to settle the class action lawsuit. Cash requirements for operating activities are subject to PCA’s operating needs and the timing of collection of receivables and payments of payables and expenses.

Investing Activities

Net cash used for investing activities during the three months ended March 31, 2014, increased $24.6 million, to $53.6 million, compared with $29.0 million during the same period in 2013. The increase in net cash used for investing activities was due primarily to an increase in capital spending from having a full quarter of Boise capital investments. We spent $50.9 million for capital investments during the three months ended March 31, 2014, compared with $27.3 million during the same period in 2013.

On March 26, 2014, we announced plans to convert the Number 3 newsprint machine at our DeRidder, Louisiana, mill (D3 machine) to produce 355,000 tons annually of lightweight linerboard and corrugating medium and exit the newsprint business. The D3 machine will continue to produce newsprint through mid-September 2014 at which time it will be shut down and converted to containerboard production with anticipated start-up on or before November 1, 2014. The total capital cost for converting D3 is expected to be approximately $115 million, $15 million of which was spent in 2013 and $100 million is expected to be spent in 2014. We spent $14 million in first quarter 2014 related to the project.

We expect capital investments in 2014 of about $400 million, including capital required to achieve Boise acquisition synergies, Boiler MACT spending, and an estimated $100 million for the DeRidder conversion project. These expenditures could increase or decrease as a result of a number of factors, including our financial results, future economic conditions, and our regulatory compliance requirements. We currently estimate capital expenditures to comply with Boiler MACT regulations (as discussed below under "Environmental Matters") in 2014 of up to $25 million and we expect other environmental capital expenditures of about $3 million in 2014. Our estimated environmental expenditures could vary significantly depending upon the enactment of new environmental laws and regulations, including those related to greenhouse gas emissions and industrial boilers. For additional information, see "Environmental Matters" in this Management's Discussion and Analysis of Financial Condition and Results of Operations.

Financing Activities

During the three months ended March 31, 2014, we used $101.0 million for financing activities, compared with $6.2 million during the same period in 2013. The increase is due primarily to additional debt principal payments of $62.3 million and $39.3 million of dividend payments during the three months ended March 31, 2014. We did not pay any dividends during the first quarter of 2013 as we accelerated payment of the dividend that would have been paid in January 2013 to December 2012. During the three months ended March 31, 2014, we withheld 33,343 shares from vesting equity awards to cover employee tax liabilities of $2.4 million, compared with $1.3 million in first quarter 2013. Proceeds from the exercise of stock options and tax benefits from share-based awards contributed $7.0 million in first quarter 2014, compared with $2.5 million in the same period in 2013.

For more information about our debt, see Note 8, Debt, of the Notes to Consolidated Financial Statements in "Part II, Item 8. Financial Statements and Supplementary Data" in our 2013 Form 10-K.

Contractual Obligations

There have been no material changes to the contractual obligations table disclosed in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2013, except as disclosed in Note 10, Debt, of the Condensed Notes to Unaudited Quarterly Consolidated Financial Statements in "Part I, Item 1. Financial Statements" of this Form 10-Q.

Reconciliations of Non-GAAP Financial Measures to Reported Amounts

Income from operations excluding special items, net income excluding special items, EBITDA, and EBITDA excluding special items are non-GAAP financial measures. Management excludes special items and uses non-GAAP measures to focus on on-going operations and assess its operating performance and believes that it is useful to investors because it enables them to perform meaningful comparisons of past and present operating results. Additionally, EBITDA and EBITDA excluding special items measures are presented because they provide a means to evaluate the performance of our segments and our company on an ongoing basis using the same measures that are used by our management and because these measures are frequently used by investors and other interested parties in the evaluation of companies and the performance of their segments. Any analysis of non-GAAP financial measures should be done in conjunction with results presented in accordance with GAAP. The non-GAAP measures are not intended to be substitutes for GAAP financial measures and should not be used as such. Reconciliations of the non-GAAP measures to the most comparable measure reported in accordance with GAAP for the three months ended March 31, 2014 and 2013, follow (in millions, except per share amounts):

	Three Months Ended March 31
	2014 (a)		2013
	Income from Operations	Net Income	Income from Operations	Net Income
As reported in accordance with GAAP	$160.9	$90.1	$106.0	$62.3
Special items:
Class action lawsuit settlement (b)	17.6	11.2	—	—
Integration-related costs (c)	4.1	2.6	—	—
DeRidder restructuring (d)	4.0	2.6	—	—
Total special items	25.7	16.4	—	—
Excluding special items	$186.6	$106.5	$106.0	$62.3
________

(a)	On October 25, 2013, we acquired Boise Inc. (Boise). The first quarter 2014 consolidated results include Boise for the full period.

(b)
The three months ended March 31, 2014, includes $17.6 million of costs accrued for the settlement of the Kleen Products LLC v Packaging Corp. of America et al class action lawsuit. See Note 18, Commitments, Guarantees, Indemnifications and Legal Proceedings, for more information. These costs are recorded in "Other expense, net".

(c)
The three months ended March 31, 2014, includes Boise acquisition integration-related and other costs, primarily for employee severance, professional fees, and other costs. These costs are recorded in "Other expense, net".

(d)
Costs relate primarily to our plans to convert the Number 3 newsprint machine at our DeRidder, Louisiana, mill to produce lightweight linerboard and corrugating medium and exit the newsprint business in mid-September 2014.

The following table reconciles net income to EBITDA and EBITDA excluding special items for the periods indicated (dollars in millions):

	Three Months Ended March 31
	2014	2013
Net income	$90.1	$62.3
Interest expense, net	20.8	9.3
Income tax provision	50.0	34.4
Depreciation, amortization, and depletion	83.4	42.7
EBITDA	244.3	148.7
Special items:
Class action lawsuit settlement	17.6	—
Integration-related costs	4.1	—
DeRidder restructuring	4.0	—
EBITDA excluding special items	$270.0	$148.7

Market Risk and Risk Management Policies

PCA is exposed to the impact of interest rate changes and changes in the market value of its financial instruments. We periodically enter into derivatives to minimize these risks, but not for trading purposes. At March 31, 2014, we had no derivative instruments outstanding. For a discussion of derivatives and hedging activities, see Note 11, Derivative Instruments and Hedging Activities, of the Notes to Consolidated Financial Statements in "Part II, Item 8. Financial Statements and Supplementary Data" of our 2013 Form 10-K.
The interest rates on approximately 50% of PCA’s debt are fixed. A one percent increase in interest rates related to variable rate debt would have resulted in an increase in interest expense and a corresponding decrease in income before taxes of $12.3 million annually.

Off-Balance-Sheet Activities

The Company does not have any off-balance sheet arrangements as of March 31, 2014.

Environmental Matters

There have been no material changes to the disclosure set forth in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Environmental Matters” in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

PCA has included in its Annual Report on Form 10-K for the year ended December 31, 2013, a discussion of its critical accounting policies and estimates which require management's most difficult, subjective, or complex judgments used in the preparation of its consolidated financial statements. PCA has not made any changes in any of these critical accounting estimates during the first three months of 2014.

New and Recently Adopted Accounting Standards

For a listing of our new and recently adopted accounting standards, see Note 17, New and Recently Adopted Accounting Standards, of the Condensed Notes to Unaudited Quarterly Consolidated Financial Statements in "Part I, Item 1. Financial Statements" of this Form 10-Q.

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
Our actual results, performance or achievement could differ materially from those expressed in, or implied by, these forward-looking statements, and accordingly, we can give no assurances that any of the events anticipated by the forward-looking statements will transpire or occur, or if any of them do occur, what impact they will have on our results of operations or financial condition. Given these uncertainties, investors are cautioned not to place undue reliance on these forward-looking statements. We expressly disclaim any obligation to publicly revise any forward-looking statements that have been made to reflect the occurrence of events after the date hereof. For a discussion of other factors, risks and uncertainties that may affect our business, see Item 1A. Risk Factors included in our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of market risks related to PCA, see Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Market Risk and Risk Management Policies” in this Quarterly Report on Form 10-Q.

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

Prior to filing this report, PCA completed an evaluation under the supervision and with the participation of PCA’s management, including PCA’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of PCA’s disclosure controls and procedures as of March 31, 2014. The evaluation of PCA’s disclosure controls and procedures included a review of the controls’ objectives and design, PCA’s implementation of the controls and the effect of the controls on the information generated for use in this report. Based on this evaluation, PCA’s Chief Executive Officer and Chief Financial Officer concluded that PCA’s disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2014.

Changes in Internal Control Over Financial Reporting

On October 25, 2013, PCA acquired Boise Inc. ("Boise"). PCA is in the process of integrating Boise into its operations. PCA is analyzing, evaluating, and where necessary, implementing changes in controls and procedures relating to the Boise business as such integration proceeds. As a result, this process may result in additions or changes to PCA's internal control over financial reporting. Except as it relates to the acquisition of Boise, during the quarter ended March 31, 2014, there were no changes in internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, PCA’s internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

The disclosure set forth under the caption "Legal Proceedings" in Note 18, Commitments, Guarantees, Indemnifications and Legal Proceedings, of the Condensed Notes to Unaudited Quarterly Consolidated Financial Statements in "Part I, Item 1. Financial Statements" of this Form 10-Q is incorporated herein by reference.

Item 1A.	RISK FACTORS

There have been no material changes to the risk factors disclosed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table presents information related to our repurchases of common stock made under our plan announced on December 14, 2011, and shares withheld to cover taxes on vesting of equity awards, during the three months ended March 31, 2014:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
January 1-31, 2014	2,041	$64.91		—	$98,086
February 1-28, 2014	31,302	72.29		—	98,086
March 1-31, 2014	—	—		—	98,086
Total	33,343	$71.84	(a)	—	$98,086
 ____________

(a)	33,343 shares were withheld from employees to cover income and payroll taxes on equity awards that vested during the period.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS

Exhibit Number	Description
18	Letter of Independent Registered Public Accounting Firm regarding change in accounting principle. †
31.1	Certification of Chief Executive Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. †
31.2	Certification of Chief Financial Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. †
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †
101
The following financial information from Packaging Corporation of America’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at March 31, 2014 and December 31, 2013, (ii) Consolidated Statements of Income and Comprehensive Income for the three months ended March 31, 2014 and 2013, (iii) Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013, and (iv) the Condensed Notes to Unaudited Quarterly Consolidated Financial Statements. †

____________

†	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Packaging Corporation of America

/s/ MARK W. KOWLZAN
Mark K. Kowlzan
Chief Executive Officer

/s/ RICHARD B. WEST
Richard B. West
Senior Vice President and Chief Financial Officer
Date: May 8, 2014