Form 10-Q
period 2014-06-30
PACKAGING CORP OF AMERICA
filed 2014-08-08
CIK 75677

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________
FORM 10-Q
_______________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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

As of July 31, 2014, the Registrant had outstanding 98,385,921 shares of common stock, par value $0.01 per share.

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

i

PART I
FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

Packaging Corporation of America
Consolidated Statements of Income and Comprehensive Income
(unaudited, dollars in thousands, except per-share data)

	Three Months Ended June 30		Six Months Ended June 30
	2014	2013	2014	2013
Statements of Income:
Net sales	$1,468,388	$800,230	$2,899,713	$1,555,437
Cost of sales	(1,157,580)	(604,980)	(2,287,501)	(1,174,941)
Gross profit	310,808	195,250	612,212	380,496
Selling, general, and administrative expenses	(122,848)	(74,225)	(239,362)	(149,510)
Other expense, net	(7,712)	(10,828)	(31,694)	(14,789)
Income from operations	180,248	110,197	341,156	216,197
Interest expense, net	(21,409)	(9,232)	(42,200)	(18,483)
Income before taxes	158,839	100,965	298,956	197,714
Income tax provision	(59,282)	(34,713)	(109,313)	(69,168)
Net income	$99,557	$66,252	$189,643	$128,546

Net income per common share:
Basic	$1.01	$0.69	$1.93	$1.33
Diluted	$1.01	$0.68	$1.93	$1.32
Dividends declared per common share	$0.40	$0.40	$0.80	$0.71

Statements of Comprehensive Income:
Net Income	$99,557	$66,252	$189,643	$128,546
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment, net of tax of $70, $0, $30, and $0, respectively	(74)	—	(92)	—
Reclassification adjustments to cash flow hedges included in net income, net of tax of $553, $553, $1,115, and $1,105, respectively	869	870	1,729	1,739
Amortization of pension and postretirement plans actuarial loss and prior service cost, net of tax of $688, $4,221, $1,472, and $5,421, respectively	1,078	6,645	2,057	8,534
Changes in unfunded employee benefit obligation, net of tax of $0, $5,370, $0, and $5,370, respectively	—	8,455	—	8,455
Other comprehensive income	1,873	15,970	3,694	18,728
Comprehensive income	$101,430	$82,222	$193,337	$147,274

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Packaging Corporation of America
Consolidated Balance Sheets
(unaudited, dollars and shares in thousands, except per-share data)

	June 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$161,991	$190,960
Accounts receivable, net of allowance for doubtful accounts and customer deductions of $11,712 and $10,567 as of June 30, 2014, and December 31, 2013, respectively	704,218	643,083
Inventories	611,342	594,291
Prepaid expenses and other current assets	59,737	32,101
Federal and state income taxes receivable	2,870	22,958
Deferred income taxes	34,091	47,616
Total current assets	1,574,249	1,531,009
Property, plant, and equipment, net	2,817,249	2,805,704
Goodwill	537,363	526,789
Intangible assets, net	306,002	310,539
Other long-term assets	69,374	69,738
Total assets	$5,304,237	$5,243,779
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$6,500	$39,000
Capital lease obligations	1,065	1,030
Accounts payable	394,743	357,432
Dividends payable	39,359	39,297
Accrued liabilities	207,314	214,058
Accrued interest	8,932	9,722
Total current liabilities	657,913	660,539
Long-term liabilities:
Long-term debt	2,425,441	2,508,845
Capital lease obligations	23,333	23,874
Deferred income taxes	430,947	434,835
Pension and postretirement benefit plans	200,900	193,548
Other long-term liabilities	83,084	65,318
Total long-term liabilities	3,163,705	3,226,420
Commitments and contingent liabilities
Stockholders' equity:
Common stock, par value $0.01 per share, 300,000 shares authorized, 98,389 and 98,172 shares issued as of June 30, 2014, and December 31, 2013, respectively	984	982
Additional paid in capital	423,598	401,761
Retained earnings	1,119,367	1,019,101
Accumulated other comprehensive loss	(61,330)	(65,024)
Total stockholders' equity	1,482,619	1,356,820
Total liabilities and stockholders' equity	$5,304,237	$5,243,779

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Packaging Corporation of America
Consolidated Statements of Cash Flows
(unaudited, dollars in thousands)

	Six Months Ended June 30
	2014	2013
Cash Flows from Operating Activities:
Net income	$189,643	$128,546
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization of intangibles and deferred financing costs	189,120	88,979
Share-based compensation expense	7,601	6,774
Deferred income tax provision (benefit)	19,583	(6,786)
Alternative energy tax credits	—	72,437
Pension and postretirement benefits expense, net of contributions	12,657	28,023
Other, net	(102)	2,494
Changes in operating assets and liabilities, net of acquisitions:
(Increase) decrease in assets —
Accounts receivable	(47,640)	(51,225)
Inventories	(13,277)	78
Prepaid expenses and other current assets	(27,497)	(15,695)
Federal and state income taxes receivable	20,088	(11,656)
Increase (decrease) in liabilities —
Accounts payable	(6,258)	47,400
Accrued liabilities	(9,775)	(6,332)
Net cash provided by operating activities	334,143	283,037
Cash Flows from Investing Activities:
Additions to property, plant, and equipment	(148,183)	(80,891)
Acquisition of business, net of cash acquired	(20,290)	—
Additions to other long term assets	(5,949)	(2,196)
Other	3,111	234
Net cash used for investing activities	(171,311)	(82,853)
Cash Flows from Financing Activities:
Repayments of debt and capital lease obligations	(116,506)	(7,974)
Common stock dividends paid	(78,645)	(30,658)
Repurchases of common stock	—	(5,149)
Proceeds from exercise of stock options	3,739	2,125
Excess tax benefits from stock-based awards	11,569	5,444
Shares withheld to cover employee restricted stock taxes	(11,759)	(1,308)
Other	(199)	—
Net cash used for financing activities	(191,801)	(37,520)
Net (decrease) increase in cash and cash equivalents	(28,969)	162,664
Cash and cash equivalents, beginning of period	190,960	207,393
Cash and cash equivalents, end of period	$161,991	$370,057

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Condensed Notes to Unaudited Quarterly Consolidated Financial Statements

1.     Nature of Operations and Basis of Presentation

Packaging Corporation of America ("we," "us," "our," PCA," or the "Company") was incorporated on January 25, 1999. In April 1999, PCA acquired the containerboard and corrugated packaging products business of Pactiv Corporation ("Pactiv"), formerly known as Tenneco Packaging, Inc., a wholly owned subsidiary of Tenneco Inc. On October 25, 2013, PCA acquired Boise Inc. ("Boise"). For more information, see Note 3, Acquisitions.

After the acquisition of Boise, we began reporting our business in three reportable segments: Packaging, Paper, and Corporate and Other. Our Packaging segment produces a wide variety of corrugated packaging products. The Paper segment manufactures and sells a range of papers, including communication-based papers and pressure sensitive papers (collectively, white papers) and market pulp. Corporate and Other includes support staff services and related assets and liabilities, transportation assets, and activity related to other ancillary support operations. For more information about our segments, see Note 16, Segment Information.

In these consolidated financial statements, certain amounts in prior periods' consolidated financial statements have been reclassified to conform with the current period presentation. In accordance with Accounting Standards Codification (“ASC”) 280, "Segment Reporting," we recast segment information for the three and six months ended June 30, 2013, to conform with the current period presentation. In addition, we reclassified amounts previously disclosed in "Corporate overhead" in the Consolidated Statements of Income for the three and six months ended June 30, 2013, into "Selling, general, and administrative expenses" given that Corporate and Other is now a separately disclosed segment. With the exception of the inventory change in accounting principle, described below in Note 2, Change in Accounting Principle: Inventories, none of the reclassifications affected our results of operations, financial position, or cash flows.

The consolidated financial statements of PCA as of June 30, 2014, and for the three and six months ended June 30, 2014 and 2013, are unaudited but include all adjustments (consisting only of normal recurring adjustments) that management considers necessary for a fair presentation of such financial statements. The preparation of the consolidated financial statements involves the use of estimates and accruals. Actual results may vary from those estimates. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with Article 10 of SEC Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete audited financial statements. Operating results for the period ended June 30, 2014, are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. These consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2013, and our Current Report on Form 8-K filed on May 9, 2014 (referred to as "updated 2013 Financial Statements" throughout this document).

The consolidated financial statements include the accounts of PCA and its majority-owned subsidiaries after elimination of intercompany balances and transactions. Boise's results are included in our results for periods after October 25, 2013.

2.     Change in Accounting Principle: Inventories

Effective January 1, 2014, the Company elected to change its method of accounting for certain inventories from lower of cost, as determined by the LIFO method, or market, to lower of cost, as determined by the average cost method, or market. Had the Company not made this change in accounting method, "Net income" for the three and six months ended June 30, 2014, would have been $1.5 million and $2.9 million, respectively, higher than reported in the Consolidated Statements of Income and "Inventories" at June 30, 2014, would have been $67.0 million lower than reported in the Consolidated Balance Sheets.

We applied this change in method of inventory costing retrospectively to all prior periods presented in accordance with U.S. generally accepted accounting principles relating to accounting changes. As a result of the retrospective change in accounting principle, opening retained earnings as of January 1, 2013, increased $38.8 million. Certain components of our financial statements affected by the change in valuation methodology as originally reported under the LIFO method and as adjusted for the change to the average cost method are as follows (in thousands, except per share data):

	Three Months Ended June 30, 2013			Six Months Ended June 30, 2013
Consolidated Statements of Income and Comprehensive Income	As Previously Reported (a)	Effect of Change	As Adjusted	As Previously Reported (a)	Effect of Change	As Adjusted
Cost of sales	$(607,907)	$2,927	$(604,980)	$(1,180,622)	$5,681	$(1,174,941)
Gross profit	192,323	2,927	195,250	374,815	5,681	380,496
Income from operations	107,270	2,927	110,197	210,516	5,681	216,197
Income before taxes	98,038	2,927	100,965	192,033	5,681	197,714
Provision for income taxes	(33,573)	(1,140)	(34,713)	(66,955)	(2,213)	(69,168)
Net income	64,465	1,787	66,252	125,078	3,468	128,546
Comprehensive income	80,435	1,787	82,222	143,806	3,468	147,274
Net income per common share:
Basic	0.67	0.02	0.69	1.30	0.03	1.33
Diluted	0.66	0.02	0.68	1.28	0.04	1.32
___________

(a)	Certain amounts in prior periods' consolidated financial statements have been reclassified to conform with the current period presentation.

	December 31, 2013
Consolidated Balance Sheet	As Previously Reported	Effect of Change	As Adjusted
Inventories	$522,523	$71,768	$594,291
Deferred income tax assets	75,579	(27,963)	47,616
Retained earnings	975,296	43,805	1,019,101

	Six Months Ended June 30, 2013
Consolidated Statement of Cash Flows	As Previously Reported	Effect of Change	As Adjusted
Net income	$125,078	$3,468	$128,546
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income tax provision (benefit)	(8,999)	2,213	(6,786)
Change in inventories	5,759	(5,681)	78

The components of inventories are as follows (dollars in thousands):

	June 30, 2014	December 31, 2013
Raw materials	$239,393	$212,027
Work in process	12,506	13,898
Finished goods	196,436	209,972
Supplies and materials	163,007	158,394
Inventories	$611,342	$594,291

3.     Acquisitions

Crockett Packaging Acquisition

On April 28, 2014, we acquired the assets of Crockett Packaging, a corrugated products manufacturer, for $21.2 million, before $0.9 million of working capital adjustments. The assets included a corrugated plant and a sheet plant in Southern California. Sales and total assets of the acquired company are not material to our overall sales and total assets. Operating results of the acquired assets subsequent to April 28, 2014, are included in our Packaging segment's 2014 operating results. We have estimated the allocation of the purchase price to the assets acquired and liabilities assumed based on estimates of the fair value at the date of the acquisition, of which $9.4 million has been allocated to goodwill (which is deductible for tax purposes) and $6.7 million to intangible assets (to be amortized over a weighted average life of ten years), primarily customer relationships, in the Packaging segment. The purchase price allocation continues to be preliminary, as estimates and assumptions are subject to change as more information becomes available.

Boise Acquisition

On October 25, 2013, we acquired 100% of the outstanding stock and voting equity interests of Boise for $2.1 billion including the assumption of debt. In connection with the acquisition, we allocated the purchase price to the assets acquired and liabilities assumed based on estimates of the fair value at the date of the acquisition. See Note 3, Acquisitions, of the Notes to Consolidated Financial Statements in "Part II, Item 8. Financial Statements and Supplementary Data" of our updated 2013 Financial Statements. During the six months ended June 30, 2014, we recorded approximately $1.1 million of purchase price adjustments that increased goodwill. These adjustments related primarily to a true-up to the valuation of fixed assets and the associated impact to income tax liabilities. The purchase price allocation continues to be preliminary. The primary areas of the purchase price allocation that are not yet finalized relate to income taxes and residual goodwill.

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

Pro Forma (a)
Six Months Ended June 30, 2013
Net sales	$2,768.6
Net income (b)	$143.3
Net income per share—diluted (b)	$1.47
____________

(a)
The pro forma financial information presented in the table above has been adjusted to give effect to adjustments that are directly related to the acquisition, factually supportable, and expected to have a continuing impact. These adjustments include, but are not limited to, the application of our accounting policies (including the deferral method of accounting for planned major maintenance activities, which increased pro forma net income $12.7 million for the six months ended June 30, 2013); elimination of intercompany transactions; depreciation and amortization related to fair value adjustments to property, plant, and equipment and intangible assets; and interest expense on acquisition-related debt.

(b)
Included in pro forma net income for the six months ended June 30, 2013, are $13.3 million of pre-tax costs, related primarily to the restructuring of Boise's white paper mill in International Falls, Minnesota, $10.8 million of incremental depreciation expense related to shortening the estimated useful lives of certain assets, primarily at the white paper mill in International Falls, Minnesota, and $2.0 million in transaction-related costs.

4.     Other Expense, Net

The components of other (income) expense are as follows (in thousands):

	Three Months Ended June 30		Six Months Ended June 30
	2014	2013	2014	2013
DeRidder restructuring (a)	$319	$—	$1,420	$—
Integration-related and other costs (b)	4,863	—	8,959	—
Class action lawsuit settlement (c)	—	—	17,600	—
Pension curtailment charges (d)	—	7,776	—	7,776
Asset disposals and write-offs	2,798	3,243	4,058	6,022
Other	(268)	(191)	(343)	991
Total	$7,712	$10,828	$31,694	$14,789
___________

(a)
Costs relate primarily to our plans to convert the Number 3 newsprint machine at our DeRidder, Louisiana, mill to produce lightweight linerboard and corrugating medium and exit the newsprint business in September 2014.

(b)	The three and six months ended June 30, 2014, include Boise acquisition integration-related and other costs.

(c)
The six months ended June 30, 2014, includes $17.6 million of costs for the settlement of the Kleen Products LLC v Packaging Corp. of America et al class action lawsuit. See Note 18, Commitments, Guarantees, Indemnifications and Legal Proceedings, for more information.

(d)
The three and six months ended June 30, 2013, both include $7.8 million of non-cash pension curtailment charges related to pension plan changes in which certain hourly corrugated plant employees transitioned from a defined benefit pension plan to a defined contribution (401k) plan.

5.     Earnings Per Share

The following table sets forth the computation of basic and diluted income per common share for the periods presented (dollars and shares in thousands, except per share data).

	Three Months Ended June 30		Six Months Ended June 30
	2014	2013	2014	2013
Numerator:
Net income	$99,557	$66,252	$189,643	$128,546
Less: distributed and undistributed earnings allocated to participating securities	(1,514)	—	(2,918)	—
Net income attributable to common shareholders	$98,043	$66,252	$186,725	$128,546
Denominator:
Weighted average basic common shares outstanding	96,906	96,432	96,847	96,424
Effect of dilutive securities	8	1,062	34	1,037
Diluted common shares outstanding	96,914	97,494	96,881	97,461
Basic income per common share	$1.01	$0.69	$1.93	$1.33
Diluted income per common share	$1.01	$0.68	$1.93	$1.32

During the three and six months ended June 30, 2014 and 2013, all outstanding options to purchase shares were included in the computation of diluted common shares outstanding. At June 29, 2014, all remaining options to purchase shares expired.

6.     Income Taxes

For the three and six months ended June 30, 2014, we recorded $59.2 million and $109.4 million of income tax expense and had an effective tax rate of 37.3% and 36.6%, respectively. For the three and six months ended June 30, 2013, we recorded $34.7 million and $69.2 million of income tax expense and had an effective tax rate of 34.4% and 35.0%, respectively. During the three and six months ended June 30, 2014 and 2013, the primary reasons for the difference from the federal statutory income tax rate of 35.0% were the effect of state and local income taxes and the domestic manufacturers’ deduction.

During the three and six months ended June 30, 2014, there were no significant changes to our uncertain tax positions. For more information, see Note 5, Income Taxes, of the Notes to Consolidated Financial Statements in "Part II, Item 8. Financial Statements and Supplementary Data" of our updated 2013 Financial Statements.

During the six months ended June 30, 2014 and 2013, cash paid for taxes, net of refunds received, was $58.1 million and $9.7 million, respectively.

7.    Property, Plant, and Equipment

Property, plant, and equipment consist of the following (dollars in thousands):

	June 30, 2014	December 31, 2013
Land and land improvements	$141,391	$140,592
Buildings	642,542	628,948
Machinery and equipment	4,348,431	4,246,294
Construction in progress	195,631	168,808
Other	53,324	48,058
Property, plant, and equipment, at cost	5,381,319	5,232,700
Less accumulated depreciation	(2,564,070)	(2,426,996)
Property, plant, and equipment, net	$2,817,249	$2,805,704

Depreciation expense for the three months ended June 30, 2014 and 2013, was $93.0 million and $41.7 million, respectively. During the six months ended June 30, 2014 and 2013, depreciation expense was $169.0 million and $82.8 million, respectively. The increase in depreciation expense relates primarily to the acquisition of Boise in fourth quarter 2013, as well as accelerated depreciation related to shortening the useful lives of our newsprint-related assets at the DeRidder, Louisiana, mill.

8.     Goodwill and Intangible Assets

Goodwill

Goodwill represents the excess of the cost of an acquired business over the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed in a business combination. At June 30, 2014, and December 31, 2013, we had $483.4 million and $472.9 million of goodwill recorded in our Packaging segment, respectively, and $54.0 million and $53.9 million of goodwill recorded in our Paper segment, respectively, on our Consolidated Balance Sheets.

Changes in the carrying amount of our goodwill are as follows (dollars in thousands):

Goodwill
Balance at December 31, 2013	$526,789
Acquisitions (a)	9,404
Adjustments related to purchase accounting (b)	1,170
Balance at June 30, 2014	$537,363
___________

(a)
In April 2014, we acquired the assets of Crockett Packaging, a corrugated products manufacturer, for $21.2 million, before $0.9 million of working capital adjustments, and recorded $9.4 million of goodwill in our Packaging segment.

(b)	Adjustments relate primarily to the Boise acquisition, see Note 3, Acquisitions, for more information.

Intangible Assets

Intangible assets are primarily comprised of customer relationships and trademarks and trade names.

The weighted average remaining useful life, gross carrying amount, and accumulated amortization of our intangible assets were as follows (dollars in thousands):

	June 30, 2014			December 31, 2013
	Weighted Average Remaining Useful Life (in Years)	Gross Carrying Amount	Accumulated Amortization	Weighted Average Remaining Useful Life (in Years)	Gross Carrying Amount	Accumulated Amortization
Customer relationships	14.7	$312,923	$26,678	15.4	$306,361	$16,509
Trademarks and trade names	14.0	21,502	1,870	14.7	21,370	794
Other	2.7	259	134	3.0	220	109
Total intangible assets (excluding goodwill)	14.6	$334,684	$28,682	15.4	$327,951	$17,412

Amortization expense for the three months ended June 30, 2014 and 2013, was $5.6 million and $0.8 million, respectively. During the six months ended June 30, 2014 and 2013, amortization expense was $11.3 million and $1.7 million, respectively.

9.    Accrued Liabilities

The components of accrued liabilities are as follows (in thousands):

	June 30, 2014	December 31, 2013
Compensation and benefits	$126,470	$130,455
Medical insurance and workers’ compensation	25,143	26,399
Franchise, property, sales and use taxes	21,884	20,232
Customer volume discounts and rebates	11,268	11,436
Environmental liabilities and asset retirement obligations	7,465	7,812
Severance	3,315	8,172
Legal contingencies	905	1,000
Other	10,864	8,552
Total	$207,314	$214,058

10.    Debt

During the six months ended June 30, 2014, we made principal payments of $116.0 million, primarily on our five-year term loan, due October 2018. For the six months ended June 30, 2014 and 2013, cash payments for interest were $40.3 million and $15.0 million, respectively.

Included in interest expense, net, are amortization of treasury lock settlements and amortization of financing costs. For both the three months ended June 30, 2014 and 2013, amortization of treasury lock settlements was $1.4 million, and for both the six months ended June 30, 2014 and 2013, amortization of treasury lock settlements was $2.8 million. During the three months ended June 30, 2014 and 2013, amortization of financing costs was $0.5 million and $0.2 million, respectively, and during the six months ended June 30, 2014 and 2013, amortization of financing costs was $0.9 million and $0.4 million, respectively.

At June 30, 2014, we have $1.25 billion of fixed-rate senior notes and $1.18 billion of variable-rate term loans outstanding. At June 30, 2014, the book value of our fixed-rate debt was $1.25 billion, and the fair value was estimated to be $1.33 billion. The difference between the book value and fair value is due to the difference between the period-end market interest rate and the stated rate of our fixed-rate debt. We estimated the fair value of our fixed-rate debt using quoted market prices (Level 2 inputs) within the fair value hierarchy, which is further defined in Note 2, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements in "Part II, Item 8. Financial Statements and Supplementary Data" of our updated 2013 Financial Statements.

11.     Employee Benefit Plans and Other Postretirement Benefits

The components of net periodic benefit cost for our pension plans were as follows (dollars in thousands):

	Pension Plans
	Three Months Ended June 30		Six Months Ended June 30
	2014	2013	2014	2013
Service cost	$5,806	$6,249	$11,600	$12,497
Interest cost	11,459	3,991	22,893	7,982
Expected return on plan assets	(12,672)	(3,751)	(25,351)	(7,501)
Net amortization of unrecognized amounts
Prior service cost	1,640	1,560	3,281	3,121
Actuarial loss	155	1,502	310	3,003
Curtailment loss (a)	—	7,776	—	7,776
Net periodic benefit cost	$6,388	$17,327	$12,733	$26,878
___________

(a)
In June 2013, the United Steelworkers (“USW”) ratified a master labor agreement with PCA under which we froze certain USW-represented corrugated plant employees pension accruals under PCA’s hourly pension plan. As of the date of the pension freeze, affected USW-represented employees will transition to a defined contribution 401k plan. In accordance with ASC 715, “Compensation — Retirement Benefits,” we recorded a $7.8 million pre-tax pension curtailment charge related to the unrecognized prior service costs of employees impacted by the pension freeze during the second quarter of 2013. We also remeasured the hourly pension plan benefit obligation using current fair values of plan assets and current assumptions, resulting in a decrease in the benefit obligation of $13.8 million with a corresponding decrease in accumulated other comprehensive income (loss) of $8.4 million and deferred taxes of $5.4 million.

PCA makes pension plan contributions that are sufficient to fund its actuarially determined costs, generally equal to the minimum amounts required by the Employee Retirement Income Security Act (ERISA). In 2014, we expect to contribute the required minimum, which we estimate to be approximately $5.0 million.

The components of net periodic benefit cost for our postretirement plans were as follows (dollars in thousands):

	Postretirement Plans
	Three Months Ended June 30		Six Months Ended June 30
	2014	2013	2014	2013
Service cost	$393	$515	$785	$1,030
Interest cost	314	311	622	623
Net amortization of unrecognized amounts
Prior service benefit	(56)	(106)	(113)	(212)
Actuarial loss	27	134	51	267
Net periodic benefit cost	$678	$854	$1,345	$1,708

12.     Share-based Compensation

The Company has a long-term equity incentive plan, which allows for grants of stock options, stock appreciation rights, restricted stock, and performance awards to directors, officers, and employees, as well as others who engage in services for PCA. The plan, as amended, terminates May 1, 2023, and authorizes 10.6 million shares of common stock for grant over the life of the plan. As of June 30, 2014, 1.9 million shares were available for future issuance under the plan. Forfeitures are added back to the pool of shares of common stock available to be granted at a future date.

The following table presents restricted stock and performance unit award activity for the six months ended June 30, 2014:

	Restricted Stock		Performance Units
	Shares	Weighted Average Grant- Date Fair Value	Shares	Weighted Average Grant- Date Fair Value
Outstanding at December 31, 2013	1,463,694	$31.48	70,600	$47.83
Granted	229,489	70.24	56,889	71.19
Vested	(470,374)	23.77	—	—
Forfeitures	(225)	27.44	—	—
Outstanding at June 30, 2014	1,222,584	$41.72	127,489	$58.25

Compensation Expense

Our share-based compensation expense is recorded in "Selling, general, and administrative expenses". Compensation expense for share-based awards recognized in the Consolidated Statements of Income, net of forfeitures was as follows (dollars in thousands):

	Three Months Ended June 30		Six Months Ended June 30
	2014	2013	2014	2013
Restricted stock	$(3,727)	$(3,121)	$(7,048)	$(6,758)
Performance units	(286)	(16)	(553)	(16)
Impact on income before income taxes	(4,013)	(3,137)	(7,601)	(6,774)
Income tax benefit	1,562	1,219	2,958	2,631
Impact on net income	$(2,451)	$(1,918)	$(4,643)	$(4,143)

The fair value of restricted stock and performance units is determined based on the closing price of the Company’s common stock on the grant date. As PCA’s Board of Directors has the ability to accelerate vesting of share-based awards upon an employee’s retirement, the Company accelerates the recognition of compensation expense for certain employees approaching normal retirement age.

The unrecognized compensation expense for all share-based awards at June 30, 2014, is as follows (dollars in thousands):

	June 30, 2014
	Unrecognized Compensation Expense	Remaining Weighted Average Recognition Period (in years)
Restricted stock	$33,901	2.9
Performance units	6,546	3.6
Total unrecognized share-based compensation expense	$40,447	3.0

13.     Stockholders' Equity

Dividend

On May 14, 2014, PCA announced that its Board of Directors had approved a regular quarterly cash dividend of $0.40 per share on its common stock. The quarterly dividend of $0.40 per share was paid on July 15, 2014, to shareholders of record as of June 13, 2014. The dividend payment was $39.4 million.

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

Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) (“AOCI”) by component follows (dollars in thousands). Amounts in parentheses indicate losses.

	Foreign Currency Translation Adjustments	Unrealized Loss On Treasury Locks, Net		Unrealized Loss on Foreign Exchange Contracts		Unfunded Employee Benefit Obligations		Total
Balance at December 31, 2013	$(136)	$(28,191)		$(371)		$(36,326)		$(65,024)
Other comprehensive income (loss) before reclassifications, net of tax	(92)	—		—		—		(92)
Amounts reclassified from AOCI, net of tax	—	1,719	(a)	10	(b)	2,057	(c)	3,786
Net current-period other comprehensive income (loss)	(92)	1,719		10		2,057		3,694
Balance at June 30, 2014	$(228)	$(26,472)		$(361)		$(34,269)		$(61,330)

The following table presents information about reclassifications out of AOCI (dollars in thousands). Amounts in parentheses indicate expenses in the Consolidated Statements of Income.

	Amounts Reclassified from AOCI
	Three Months Ended June 30		Six Months Ended June 30		Affected Line Item in the Statement Where Net Income is Presented
Details about AOCI Components	2014	2013	2014	2013
Unrealized loss on treasury locks, net	$(1,414)	$(1,414)	$(2,828)	$(2,827)	See (a) below
	550	549	1,109	1,098	Tax benefit
	$(864)	$(865)	$(1,719)	$(1,729)	Net of tax

Unrealized loss on foreign exchange contracts	$(8)	$(9)	$(16)	$(17)	See (b) below
	3	4	6	7	Tax benefit
	$(5)	$(5)	$(10)	$(10)	Net of tax

Unfunded employee benefit obligations
Amortization of prior service costs	$(1,584)	$(1,454)	$(3,168)	$(2,909)	See (c) below
Curtailment loss	—	(7,776)	—	(7,776)	See (c) below
Amortization of actuarial losses	(182)	(1,636)	(361)	(3,270)	See (c) below
	(1,766)	(10,866)	(3,529)	(13,955)	Total before tax
	688	4,221	1,472	5,421	Tax benefit
	$(1,078)	$(6,645)	$(2,057)	$(8,534)	Net of tax
____________

(a)
This AOCI component is included in interest expense, net. Amount relates to the amortization of the effective portion of treasury lock derivative instruments recorded in AOCI. The net amount of settlement gains or losses on derivative instruments included in AOCI to be amortized over the next 12 months is a net loss of $5.7 million ($3.5 million after tax). For a discussion of treasury lock derivative instrument activity, see Note 11, Derivative Instruments and Hedging Activities, of the Notes to Consolidated Financial Statements in "Part II, Item 8. Financial Statements and Supplementary Data" of our updated 2013 Financial Statements.

(b)	This AOCI component is included as depreciation in cost of sales.

(c)
These AOCI components are included in the computation of net pension and postretirement benefit costs. See Note 11, Employee Benefit Plans and Other Postretirement Benefits, for additional information.

14.     Concentrations of Risk

Our Paper segment has had a long-standing commercial and contractual relationship with OfficeMax Incorporated (OfficeMax), and OfficeMax is our largest customer in the paper business. Following a merger in late 2013, OfficeMax is now a wholly-owned subsidiary of Office Depot, Inc. This relationship exposes us to a significant concentration of business and financial risk. Our sales to Office Depot (including OfficeMax) represented 9% of our total company sales revenue, for both the three and six months ended June 30, 2014, and 45% and 43% of our Paper segment sales revenue for those periods, respectively. At June 30, 2014, and December 31, 2013, we had $53.8 million and $39.2 million of accounts receivable due from Office Depot (including OfficeMax), which represents 8% and 6% of our total company receivables, respectively.

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

Labor

At June 30, 2014, we had approximately 14,000 employees and approximately 50% of these employees worked pursuant to collective bargaining agreements. Approximately 75% of our hourly employees are represented by unions. The majority of our unionized employees are represented by the United Steel Workers (USW), the International Brotherhood of

Teamsters (IBT), the International Association of Machinists (IAM), and the Association of Western Pulp and Paper Workers (AWPPW). We are currently in negotiations to renew or extend any union contracts that have recently expired or are expiring in the near future, including the agreements at our Jackson, Alabama, paper mill, which expire on August 31, 2014, and our Counce, Tennessee, containerboard mill which expire on October 28, 2014. Approximately 21% of our employees work pursuant to collective bargaining agreements that will expire within the next twelve months.

15.     Transactions With Related Parties

Louisiana Timber Procurement Company, L.L.C. (LTP) is a variable-interest entity that is 50% owned by PCA and 50% owned by Boise Cascade Company (Boise Cascade). LTP procures sawtimber, pulpwood, residual chips, and other residual wood fiber to meet the wood and fiber requirements of PCA and Boise Cascade in Louisiana. PCA is the primary beneficiary of LTP, and has the power to direct the activities that most significantly affect the economic performance of LTP. Therefore, we consolidate 100% of LTP in our financial statements in our Corporate and Other segment. The carrying amounts of LTP's assets and liabilities (which relate primarily to noninventory working capital items) on our Consolidated Balance Sheets were both $5.2 million and $5.0 million at June 30, 2014, and December 31, 2013, respectively. During the three and six months ended June 30, 2014, we recorded $18.9 million and $35.0 million, respectively, of LTP sales to Boise Cascade in "Net Sales" in the Consolidated Statements of Income and approximately the same amount of expenses in "Cost of Sales". The sales were at prices designed to approximate market prices.

During the three and six months ended June 30, 2014, fiber purchases from related parties were $7.1 million and $14.3 million, respectively. Most of these purchases related to chip and log purchases by LTP from Boise Cascade's wood products business. These purchases are recorded in "Cost of Sales" in the Consolidated Statements of Income.

16.     Segment Information

Prior to the acquisition of Boise on October 25, 2013, we manufactured and sold packaging products and reported our results in one reportable segment. In connection with the acquisition, we expanded our packaging business and entered the paper business as the third largest producer of white papers in North America in terms of production capacity. As a result, we began managing our business in three reportable segments: Packaging, Paper, and Corporate and Other. These segments represent distinct businesses that are managed separately because of differing products and services. Each of these businesses requires distinct operating and marketing strategies. There are no differences in our basis of segmentation or in our basis of measurement of segment profit or loss from those disclosed in Note 19, Segment Information, of the Notes to Consolidated Financial Statements in "Part II, Item 8. Financial Statements and Supplementary Data" of our updated 2013 Financial Statements.

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

Effective January 1, 2014, the Company elected to change its method of accounting for certain inventories from lower of cost, as determined by the LIFO method, or market, to lower of cost, as determined by the average cost method, or market. The Company has applied this change in method of inventory costing retrospectively to all prior periods presented herein in accordance with U.S. generally accepted accounting principles relating to accounting changes. See Note 2, Change in Accounting Principle: Inventories, for additional information.

An analysis of operations by reportable segment is as follows (dollars in millions):

	Sales, net			Operating Income (Loss)
Three Months Ended June 30, 2014 (a)	Trade	Inter- segment	Total
Packaging	$1,144.0	$1.2	$1,145.2	$166.4	(b)
Paper	295.2	—	295.2	33.6	(c)
Corporate and Other	29.2	38.1	67.3	(19.8)	(d)
Intersegment eliminations	—	(39.3)	(39.3)	—
	$1,468.4	$—	$1,468.4	180.2
Interest expense, net				(21.4)
Income before taxes				$158.8

	Sales, net			Operating Income (Loss)
Three Months Ended June 30, 2013	Trade	Inter- segment	Total
Packaging	$800.2	$—	$800.2	$122.3	(e)
Corporate and Other	—	—	—	(12.1)
	$800.2	$—	$800.2	110.2
Interest expense, net				(9.2)
Income before taxes				$101.0

	Sales, net			Operating Income (Loss)
Six Months Ended June 30, 2014 (a)	Trade	Inter- segment	Total
Packaging	$2,239.6	$3.0	$2,242.6	$337.1	(b)
Paper	604.5	—	604.5	61.3	(c)
Corporate and Other	55.6	75.8	131.4	(57.2)	(d)
Intersegment eliminations	—	(78.8)	(78.8)	—
	$2,899.7	$—	$2,899.7	341.2
Interest expense, net				(42.2)
Income before taxes				$299.0

	Sales, net			Operating Income (Loss)
Six Months Ended June 30, 2013	Trade	Inter- segment	Total
Packaging	$1,555.4	$—	$1,555.4	$240.2	(e)
Corporate and Other	—	—	—	(24.0)
	$1,555.4	$—	$1,555.4	216.2
Interest expense, net				(18.5)
Income before taxes				$197.7
____________

(a)	On October 25, 2013, we acquired Boise. The 2014 results include Boise for the full period.

(b)
Includes costs related primarily to our plans to convert the Number 3 newsprint machine at our DeRidder, Louisiana, mill to produce lightweight linerboard and corrugating medium and to exit the newsprint business in September 2014. The three and six months ended June 30, 2014, include $17.8 million and $21.8 million, respectively, of restructuring charges, primarily accelerated depreciation, recorded in "Cost of sales". The three and six months ended June 30, 2014, both include $4.4 million of Boise acquisition integration-related and other costs recorded in "Other expense, net".

(c)
Includes $1.0 million and $0.4 million of income, net of expenses, for the three and six months ended June 30, 2014, respectively, of integration related and other costs recorded in "Other expense, net".

(d)
Includes $1.5 million and $5.0 million, for the three and six months ended June 30, 2014, respectively, of Boise acquisition integration-related and other costs. The six months ended June 30, 2014, includes $17.6 million of costs for the settlement of the

Kleen Products LLC v Packaging Corp. of America et al class action lawsuit. See Note 18, Commitments, Guarantees, Indemnifications and Legal Proceedings, for more information. These costs are recorded in "Other expense, net".

(e)
Includes $7.8 million of non-cash pension curtailment charges related to pension plan changes in which certain hourly corrugated plant employees transitioned from a defined benefit pension plan to a defined contribution (401k) plan.

17.     New and Recently Adopted Accounting Standards

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 amends the guidance for revenue recognition to replace numerous, industry-specific requirements and converges areas under this topic with those of the International Financial Reporting Standards. The ASU implements a five-step process for customer contract revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards. The amendment also requires enhanced disclosures regarding the nature, amount, timing, and uncertainty of revenues and cash flows from contracts with customers. The amendments in this ASU are effective for reporting periods beginning after December 15, 2016, and early adoption is prohibited. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. We are currently assessing the impact the adoption of ASU 2014-09 will have on our financial position and results of operations.

In April 2014, the FASB issued ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. This ASU defines a discontinued operation as a disposal of a component or group of components that is disposed of or is classified as held for sale and represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. The standard also requires additional disclosures about discontinued operations. This guidance is effective for annual and interim reporting periods beginning after December 15, 2014. We do not believe the adoption of this update will have a material effect on our financial position and results of operations.

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

18.     Commitments, Guarantees, Indemnifications and Legal Proceedings

We have financial commitments and obligations that arise in the ordinary course of our business. These include long-term debt, capital commitments, lease obligations, and purchase commitments for goods and services, which are discussed in Note 8, Debt, and Note 20, Commitments, Guarantees, Indemnifications, and Legal Proceedings, of the Notes to Consolidated Financial Statements in "Part II, Item 8. Financial Statements and Supplementary Data" of our updated 2013 Financial Statements. Except as disclosed in Note 10, Debt, and in Legal Proceedings below, at June 30, 2014, there have been no other significant changes to commitments outside the normal course of business.

Guarantees and Indemnifications

We provide guarantees, indemnifications, and other assurances to third parties in the normal course of our business. These include tort indemnifications, environmental assurances, and representations and warranties in commercial agreements. At June 30, 2014, we are not aware of any material liabilities arising from any guarantee, indemnification, or financial assurance we have provided. If we determined such a liability was probable and subject to reasonable determination, we would accrue for it at that time.

Legal proceedings

During 2010, PCA and eight other U.S. and Canadian containerboard producers were named as defendants in five purported class action lawsuits filed in the United States District Court for the Northern District of Illinois, alleging violations of the Sherman Act. The lawsuits were consolidated in a single complaint under the caption Kleen Products LLC v Packaging Corp. of America et al. The consolidated complaint alleges that the defendants conspired to limit the supply of containerboard, and that the purpose and effect of the alleged conspiracy was to artificially increase prices of containerboard products during the period of August 2005 to October 2010 (the time of filing of the complaint). The complaint was filed as a class action suit on behalf of all purchasers of containerboard products during such period. On April 4, 2014, we reached an agreement with the representatives of the class to settle this lawsuit for $17.6 million. These costs were recorded in "Other expense, net" in our Consolidated Income Statement for the six months ended June 30, 2014. On May 6, 2014, the court preliminarily approved the settlement. Notice of the proposed settlement was mailed to potential class members and $17.6 million was paid to the settlement fund escrow account in June 2014. A final approval hearing is scheduled for September 4, 2014.

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

This management's discussion and analysis includes statements regarding our expectations with respect to our future performance, liquidity, and capital resources. Such statements, along with any other nonhistorical statements in the discussion, are forward-looking. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in our 2013 Annual Report on Form 10-K, as well as those factors listed in other documents we file with the Securities and Exchange Commission (SEC). We do not assume any obligation to update any forward-looking statement. Our actual results may differ materially from those contained in or implied by any of the forward-looking statements in this Form 10-Q.

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

This Item 2 is intended to supplement, and should be read in conjunction with, “Management’s Discussion and Analysis of Financial Condition and Results of Operations" included with the updated 2013 Financial Statements.

Executive Summary

In second quarter 2014, sales grew 84% to $1,468.4 million, compared with $800.2 million in second quarter 2013. We reported $99.6 million of net income, or $1.01 per diluted share during second quarter 2014, compared with $66.3 million, or $0.68 per diluted share during the same period in 2013. Excluding the special items discussed below, we recorded $113.8 million of net income, or $1.16 per diluted share during second quarter 2014, compared with $71.3 million, or $0.73 per share in 2013. Sales grew 86% in the first half of 2014 to $2,899.7 million, and we reported $1.93 per diluted share, compared with $1.32 per diluted share in the first six months of 2013. Excluding special items, we recorded $220.3 million of net income, or $2.24 per diluted share during the first half of 2014, compared with $133.5 million, or $1.37 per diluted share in the first six months of 2013.

During the three and six months ended June 30, 2014, our packaging segment generated $166.4 million and $337.1 million, respectively, of reported operating income, and $258.8 million and $503.0 million, respectively, of earnings before interest, taxes, depreciation, amortization and depletion (EBITDA) excluding special items. Our paper segment, during the three and six months ended June 30, 2014, generated $33.6 million and $61.3 million, respectively, of operating income, and $44.9 million and $85.2 million, respectively, of EBITDA excluding special items.

Compared with the three and six months ended June 30, 2013, our results were positively affected by the Boise acquisition, which closed in October 2013. The acquisition was meaningfully accretive to our earnings before special items due to earnings generated by Boise as well as the synergies generated from the integration of its business. We have implemented several actions to improve productivity and reduce costs, including moving lightweight containerboard production from both our Counce, Tennessee, No. 1 linerboard machine and Valdosta, Georgia, linerboard mill to the newly-acquired DeRidder, Louisiana, mill. Our previously-announced plans to convert the Number 3 newsprint machine at the DeRidder, Louisiana, mill to produce 355,000 tons annually of lightweight linerboard and corrugating medium are on schedule and the reconfigured Number 3 machine is expected to start up by November 1, 2014.

The three and six months ended June 30, 2014, included $22.7 million ($18.9 million non-cash and $3.8 million cash) and $48.4 million ($22.0 million non-cash and $26.4 million cash) of pre-tax special items, respectively. The three months ended June 30, 2014, included $17.8 million of expenses related to the DeRidder restructuring and $4.9 million of Boise acquisition integration-related and other costs. The six months ended June 30, 2014, included $21.8 million of expenses related to the DeRidder restructuring, $17.6 million of expenses related to the settlement of a class action lawsuit, and $9.0 million of integration-related and other costs.

Earnings per diluted share, excluding special items, during the three and six months ended June 30, 2014 and 2013, were as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2014 (a)	2013	2014 (a)	2013
Earnings per diluted share, as reported	$1.01	$0.68	$1.93	$1.32
Special items:
DeRidder restructuring (b)	0.12	—	0.14	—
Integration-related and other costs (c)	0.03	—	0.06	—
Class action lawsuit settlement (d)	—	—	0.11	—
Pension curtailment charges (e)	—	0.05	—	0.05
Total special items	0.15	0.05	0.31	0.05
Earnings per diluted share, excluding special items	$1.16	$0.73	$2.24	$1.37
____________

(a)	On October 25, 2013, we acquired Boise Inc. (Boise). The 2014 consolidated results include Boise for the full period.

(b)
Amounts relate primarily to our plans to convert the Number 3 newsprint machine at our DeRidder, Louisiana, mill to produce lightweight linerboard and corrugating medium and exit the newsprint business in September 2014. Most of the costs relate to accelerating the depreciation on the Number 3 newsprint machine.

(c)	The three and six months ended June 30, 2014, include Boise acquisition integration-related and other costs.

(d)
The six months ended June 30, 2014, includes $17.6 million of costs for the settlement of the Kleen Products LLC v Packaging Corp. of America et al class action lawsuit. See Note 18, Commitments, Guarantees, Indemnifications and Legal Proceedings, for more information.

(e)
The three and six months ended June 30, 2013, both include non-cash pension curtailment charges related to pension plan changes in which certain hourly corrugated plant employees transitioned from a defined benefit pension plan to a defined contribution (401k) plan.

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

Industry and Business Conditions

Trade publications reported that industry-wide corrugated products shipments decreased 0.6% during the second quarter of 2014, compared with the same quarter in 2013, and increased 1.0% per workday with one less workday in the second quarter of 2014. Reported industry containerboard production was 0.2% lower than second quarter 2013, with containerboard export shipments up 4.4%. In second quarter 2014, our containerboard production was 846,000 tons, up 25,000 tons compared with the first quarter, driven by two additional production days (16,000 tons) and also by higher mill productivity (9,000 tons). In second quarter 2014, our corrugated products shipments, including Boise, increased 30% over the second quarter of last year and 32% per workday with one less workday in the second quarter of 2014. Excluding Boise shipments, corrugated products shipments increased 3.8%, or 5.5% per workday. With strong internal containerboard demand needed to supply our box plants, we reduced our outside sales of containerboard, both domestic and export, a total of 8,000 tons compared with last year's second quarter and we purchased 58,000 tons of containerboard from the outside market in the second quarter of 2014. Export and domestic containerboard pricing remained steady throughout the quarter.

The market for communication papers competes heavily with electronic data transmission and document storage alternatives. Increasing shifts to these alternatives have had an adverse effect on traditional print media and usage of communication papers. Our office paper shipments decreased 2% or 4,000 tons in the second quarter of 2014, compared with Boise's shipments last year. Our printing and converting papers and pressure sensitive papers shipments were down about 26,000 tons compared with second quarter 2013, as a result of closing two paper machines at our International Falls, Minnesota, mill in the fourth quarter of 2013. In second quarter 2014, we produced 275,000 tons of white paper, with productivity up almost 3% over second quarter 2013. Paper inventories were up about 2,000 tons compared with the end of first quarter 2014. White paper prices improved in second quarter 2014 due to previously announced price increases for office papers, printing and converting paper, and pressure-sensitive papers.

Outlook

Looking ahead to the third quarter, we expect higher sales volumes and lower operating costs from both higher synergies from the Boise acquisition and less scheduled annual mill maintenance outage downtime than in the second quarter of 2014. These items will be partially offset by higher amortization of annual outage repair costs, higher electricity prices, higher freight and chemical costs, and increased depreciation expense. Considering these items, we expect third quarter 2014 earnings, excluding special items, to be higher than our second quarter earnings.

Results of Operations

Three Months Ended June 30, 2014, compared with Three Months Ended June 30, 2013

The historical results of operations of PCA for the three months ended June 30, 2014 and 2013, are set forth below (dollars in millions):

	Three Months Ended June 30
	2014 (a)	2013	Change
Packaging	$1,145.2	$800.2	$345.0
Paper	295.2	—	295.2
Corporate and other and eliminations	28.0	—	28.0
Net sales	$1,468.4	$800.2	$668.2

Packaging	$166.4	$122.3	$44.1
Paper	33.6	—	33.6
Corporate and other and eliminations	(19.8)	(12.1)	(7.7)
Income from operations	$180.2	$110.2	$70.0

Interest expense, net	(21.4)	(9.2)	(12.2)
Income before taxes	158.8	101.0	57.8
Income tax provision	(59.2)	(34.7)	(24.5)
Net income	$99.6	$66.3	$33.3
Net income excluding special items (b)	$113.8	$71.3	$42.5
Earnings, before interest, taxes, depreciation, and amortization (EBITDA)	$281.8	$153.3	$128.5
EBITDA excluding special items (b)	$287.3	$161.1	$126.2
____________

(a)	On October 25, 2013, we acquired Boise Inc. (Boise). The 2014 consolidated results include Boise for the full period.

(b)	See "Reconciliations of Non-GAAP Financial Measures to Reported Amounts" included in this Item 2 for a reconciliation of non-GAAP measures to the most comparable GAAP measure.

Net Sales

Net sales increased $668.2 million, or 83.5%, to $1,468.4 million during the three months ended June 30, 2014, compared with $800.2 million during the same period in 2013. The increase in the second quarter of 2014 related to a full quarter of Boise operations ($599.9 million) and increased sales in PCA's historical operations ($68.3 million).

Packaging. Sales increased $345.0 million, or 43.1%, to $1,145.2 million, compared with $800.2 million in the second quarter of 2013. A full quarter of Boise operations contributed $276.7 million of sales and the remaining $68.3 million increase related to higher sales price and mix ($28.7 million), and higher sales volumes ($39.6 million). In second quarter 2014, our corrugated products shipments increased 30% over the second quarter last year, or 32% per workday with one less workday in second quarter 2014. Excluding Boise shipments, corrugated products shipments were up 3.8% compared with last year's second quarter, and increased 5.5% per workday. Our containerboard mills produced 846,000 tons, compared with 629,000 tons in the second quarter of 2013.

Paper. Our paper segment sales include the sales for the white paper mills we acquired from Boise. Sales during the three months ended June 30, 2014, were $295.2 million. During this period, sales volumes of white paper were 271,000 tons. Compared with first quarter 2014, white paper prices improved in second quarter 2014 due to previously announced price increases.

Gross Profit

Gross profit increased $115.6 million, or 59.2%, during the three months ended June 30, 2014, compared with the same period in 2013, due primarily to a full quarter of Boise operations ($92.1 million), which included $17.4 million of non-cash charges. The charges were primarily incremental depreciation related to changing the estimated useful lives of newsprint-related assets in connection with the conversion of a newsprint machine to containerboard at the DeRidder mill we acquired from Boise. We expect to recognize approximately $14 million of additional incremental depreciation in the third quarter of 2014. Gross profit from PCA's historical packaging operations increased $23.5 million due to higher sales price, volume, and mix, partially offset by increases in depreciation, labor, wood fiber, freight, and chemicals. During the three months ended June 30, 2014, our gross profit as a percentage of net sales decreased to 21.2% of net sales, compared with 24.4% in the same period in 2013, due primarily to the addition of the white papers business whose products generally have lower margins than the products sold in the packaging business and also due to the DeRidder restructuring charges described above.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses increased $48.6 million, or 65.5%, during the three months ended June 30, 2014, compared with the same period in 2013. Excluding selling, general, and administrative expenses associated with the acquired Boise businesses of $41.5 million, selling, general, and administrative expenses increased $7.1 million, primarily due to increased salary and related fringe benefits expense ($5.7 million) and other increases, which were individually insignificant.

Other Expense, Net

Other expense, net, during the three months ended June 30, 2014, was $7.7 million, compared with $10.8 million during the three months ended June 30, 2013. The second quarter of 2014 included integration-related and other costs ($4.9 million) and DeRidder restructuring charges ($0.3 million), while the second quarter of 2013 included a $7.8 million pension curtailment charge. We discuss these items in more detail in Note 4, Other Expense, Net of the Condensed Notes to Unaudited Quarterly Consolidated Financial Statements in "Part I, Item1. Financial Statements" of this Form 10-Q.

Income from Operations

Income from operations increased $70.0 million, or 63.6%, during the three months ended June 30, 2014, compared with the same period in 2013. Second quarter 2014 included $22.7 million of expense from special items, including $17.8 million of charges related to restructuring the DeRidder mill we acquired from Boise and $4.9 million of integration-related and other costs. Second quarter 2013 included a $7.8 million pension curtailment charge. Excluding these special items, income from operations increased $84.9 million during the three months ended June 30, 2014, compared with the same period in 2013. The increase in earnings, excluding special items, was driven by a full quarter of Boise operations, which contributed $68.3 million, and a $16.6 million improvement in PCA's historical earnings.

Packaging. Segment income from operations increased $44.1 million, or 36.1%, to $166.4 million, compared with $122.3 million during the three months ended June 30, 2013. Excluding $17.8 million of DeRidder restructuring charges and $4.4 million of integration-related and other costs in second quarter 2014 and the $7.8 million pension curtailment charge in second quarter 2013, segment income increased $58.5 million to $188.6 million from $130.1 million the previous year. The increase in the second quarter 2014 related to a full quarter of Boise operations ($40.3 million) and increased income in PCA's pre-acquisition operations, which related to higher sales price and mix ($28.7 million), higher sales volumes ($7.7 million), partially offset by increased costs for depreciation ($4.9 million), labor ($4.3 million), wood fiber ($3.1 million), freight ($2.5 million), chemicals ($2.1 million), and incentives ($1.5 million).

Paper. Segment income from operations was $33.6 million during the three months ended June 30, 2014, which included $1.0 million of income from integration-related and other special items. Excluding special items, segment income was $32.6 million.

Interest Expense, Net, and Income Taxes

Interest expense, net, was $21.4 million during the three months ended June 30, 2014, compared with $9.2 million during the three months ended June 30, 2013. The increase in interest expense primarily related to higher average outstanding borrowings following the acquisition of Boise.

During the three months ended June 30, 2014, we recorded $59.2 million of income tax expense, compared with $34.7 million of expense during the three months ended June 30, 2013. The effective tax rate for the three months ended June 30, 2014 and 2013, was 37.3% and 34.4%, respectively.

Six Months Ended June 30, 2014, compared with Six Months Ended June 30, 2013

The historical results of operations of PCA for the six months ended June 30, 2014 and 2013, are set forth below (dollars in millions):

	Six Months Ended June 30
	2014 (a)	2013	Change
Packaging	$2,242.6	$1,555.4	$687.2
Paper	604.5	—	604.5
Corporate and other and eliminations	52.6	—	52.6
Net sales	$2,899.7	$1,555.4	$1,344.3

Packaging	$337.1	$240.2	$96.9
Paper	61.3	—	61.3
Corporate and other and eliminations	(57.2)	(24.0)	(33.2)
Income from operations	$341.2	$216.2	$125.0

Interest expense, net	(42.2)	(18.5)	(23.7)
Income before taxes	299.0	197.7	101.3
Income tax provision	(109.4)	(69.2)	(40.2)
Net income	$189.6	$128.5	$61.1
Net income excluding special items (b)	$220.3	$133.5	$86.8
Earnings, before interest, taxes, depreciation, and amortization (EBITDA)	$526.2	$301.9	$224.3
EBITDA excluding special items (b)	$557.4	$309.7	$247.7
____________

(a)	On October 25, 2013, we acquired Boise Inc. (Boise). The 2014 consolidated results include Boise for the full period.

(b)	See "Reconciliations of Non-GAAP Financial Measures to Reported Amounts" included in this Item 2 for a reconciliation of non-GAAP measures to the most comparable GAAP measure.

Net Sales

Net sales increased $1,344.3 million, or 86.4%, to $2,899.7 million during the six months ended June 30, 2014, compared with $1,555.4 million during the same period in 2013. The increase in the first half of 2014 related to a full period of Boise operations ($1,210.7 million) and increased sales in PCA's historical operations ($133.6 million), which resulted from higher sales price and mix and higher sales volumes.

Packaging. Sales increased $687.2 million, or 44.2%, to $2,242.6 million, compared with $1,555.4 million in the first half of 2013. A full period of Boise operations contributed $553.6 million of sales and the remaining increase related to higher sales price and mix ($61.6 million), and higher sales volumes ($72.0 million) in PCA's historical operations. In the first half of 2014, our corrugated products shipments increased 30% over the first half of last year. Excluding Boise shipments, corrugated products shipments for the six months ended June 30, 2014, were up 3.6% over the comparable period last year. Our containerboard mills produced 1,667,000 tons, or 1,300,000 tons excluding Boise, compared with 1,275,000 tons in 2013.

Paper. Our paper segment sales include the sales for the white paper mills we acquired from Boise. Sales during the six months ended June 30, 2014, were $604.5 million. During this period, sales volumes of white paper were 560,000 tons.

Gross Profit

Gross profit increased $231.7 million, or 60.9%, during the six months ended June 30, 2014, compared with the same period in 2013, due primarily to a full six months of Boise operations ($195.2 million), which included $20.4 million of non-cash charges. The charges were primarily incremental depreciation related to changing the estimated useful lives of newsprint-related assets in connection with the conversion of a newsprint machine to containerboard at the DeRidder mill we acquired from Boise. We expect to recognize approximately $14 million of additional incremental depreciation in the third quarter of 2014. Gross profit from PCA's historical packaging operations increased $36.5 million due to higher sales price, volume, and mix, partially offset by increases in depreciation, labor, energy, freight, chemicals, and wood fiber. During the six months ended June 30, 2014, our gross profit as a percentage of net sales decreased to 21.1% of net sales, compared with 24.5% in the same period in 2013, due primarily to the addition of the white papers business whose products generally have lower margins than the products sold in the packaging business and also due to the DeRidder restructuring charges described above.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses increased $89.9 million, or 60.1%, during the six months ended June 30, 2014, compared with the same period in 2013. Excluding selling, general, and administrative expenses associated with the acquired Boise businesses of $80.9 million, selling, general, and administrative expenses increased $9.0 million, primarily due to increased salary and related fringe benefit expense ($7.2 million) and other increases, which were individually insignificant.

Other Expense, Net

Other expense, net, during the six months ended June 30, 2014, was $31.7 million, compared with $14.8 million during the six months ended June 30, 2013. The increase is primarily due to costs incurred for the settlement of the Kleen Products LLC v Packaging Corp. of America et al class action lawsuit ($17.6 million), integration-related and other costs ($9.0 million), and DeRidder restructuring charges ($1.4 million). During the six months ended June 30, 2013, we recorded a $7.8 million pension curtailment charge. We discuss these items in more detail in Note 4, Other Expense, Net, and Note 18, Commitments, Guarantees, Indemnifications and Legal Proceedings of the Condensed Notes to Unaudited Quarterly Consolidated Financial Statements in "Part I, Item1. Financial Statements" of this Form 10-Q.

Income from Operations

Income from operations increased $125.0 million, or 57.8%, during the six months ended June 30, 2014, compared with the same period in 2013. The first half of 2014 included $48.4 million of expense from special items, including $21.8 million of charges related to restructuring the DeRidder mill we acquired from Boise, $17.6 million of costs incurred for the settlement of the Kleen Products LLC v Packaging Corp. of America et al class action lawsuit, and $9.0 million of integration-related costs. Excluding special items, income from operations increased $165.6 million during the six months ended June 30, 2014, compared with the same period in 2013. The increase in earnings, excluding special items, was driven by a full six months of Boise operations, which contributed $135.2 million, and a $30.4 million improvement in PCA's historical earnings.

Packaging. Segment income from operations increased $96.9 million, or 40.3%, to $337.1 million, compared with $240.2 million during the six months ended June 30, 2013. Excluding $21.8 million of special items related to the DeRidder restructuring and $4.4 million of integration-related and other costs during the first six months of 2014, and a $7.8 million pension curtailment charge in the first six months of 2013, segment income increased $115.3 million. The increase in the the first half of 2014 related to a full period of Boise operations ($83.2 million, excluding special items) and increased income in PCA's pre-acquisition operations, which related to higher sales price and mix ($61.6 million), higher sales volumes ($6.8 million), and lower fringe benefits ($4.0 million), partially offset by increased costs for depreciation ($8.1 million), labor ($7.2 million), energy ($6.1 million), freight ($4.9 million), chemicals ($4.5 million), wood fiber ($3.7 million), incentives ($3.4 million), and repairs ($1.9 million).

Paper. Segment income from operations was $61.3 million during the six months ended June 30, 2014, which included $0.4 million of income from integration-related and other special items. Excluding special items, segment income was $60.9 million.

Interest Expense, Net, and Income Taxes

Interest expense, net, was $42.2 million during the six months ended June 30, 2014, compared with $18.5 million during the six months ended June 30, 2013. The increase in interest expense primarily related to higher average outstanding borrowings following the acquisition of Boise.

During the six months ended June 30, 2014, we recorded $109.4 million of income tax expense, compared with $69.2 million of expense during the six months ended June 30, 2013. The effective tax rate for the six months ended June 30, 2014 and 2013, was 36.6% and 35.0%, respectively.

Liquidity and Capital Resources

Sources and Uses of Cash

Our primary sources of liquidity are net cash provided by operating activities and available borrowing capacity under our revolving credit facility. At June 30, 2014, we had $162.0 million of cash and $325.0 million of unused borrowing capacity under the revolving credit facility, net of letters of credit. Currently, our primary uses of cash are for operations, capital expenditures, debt service (including voluntary payments of debt), and declared common stock dividends, which we expect to be able to fund from these sources.

We believe that net cash generated from operating activities, cash on hand, available borrowings under our revolving credit facility, and available capital through access to capital markets will be adequate to meet our liquidity and capital requirements, including payments of any declared common stock dividends, for the foreseeable future. As our debt or credit facilities become due, we will need to repay, extend, or replace such facilities. Our ability to do so will be subject to future economic conditions and financial, business, and other factors, many of which are beyond our control.

Below is a summary table of our cash flows, followed by a discussion of our sources and uses of cash through operating activities, investing activities, and financing activities (dollars in millions):

	Six Months Ended June 30
	2014	2013	Change
Net cash provided by (used for):
Operating activities	$334.1	$283.0	$51.1
Investing activities	(171.3)	(82.9)	(88.4)
Financing activities	(191.8)	(37.5)	(154.3)
Net increase (decrease) in cash and cash equivalents	$(29.0)	$162.6	$(191.6)

Our foreign operations are not material to our financial position or results of operations. At June 30, 2014, we had $9.3 million of cash and short-term investments held in operations outside of the United States. We indefinitely reinvest our earnings in operations outside the United States; however, if foreign earnings were repatriated at a future date, we would need to accrue and pay taxes. It is not practicable to determine the amount of unrecognized deferred tax liability on these undistributed earnings because the actual tax liability, if any, is dependent on circumstances existing when the repatriation occurs.

Operating Activities

During the six months ended June 30, 2014, net cash provided by operating activities was $334.1 million, compared with $283.0 million in the same period in 2013, an increase of $51.1 million. Cash provided by operating activities before changes in operating assets and liabilities increased $98.0 million in the first half of 2014, compared with the first half of 2013, primarily due to the increase in income from operations discussed above under "Results of Operations." Cash used for operating assets and liabilities totaled $84.4 million during the six months ended June 30, 2014, compared with $37.4 million during the same period in 2013. The higher requirements for operating assets and liabilities were driven primarily by (a) higher levels of inventory in our packaging business, which related to orders we could not ship at month-end due to rail and truck availability issues and increased inventory needed to adequately service our customers as a result of the railcar and truck service issues, (b) higher deferred maintenance costs at our white paper mills, related to planned annual mill outages, that are capitalized as assets and amortized over the remainder of the year, (c) a decrease in accounts payable in the first half of 2014 due to the timing of payments, compared with an increase in accounts payable in the first half of 2013, and (d) a decrease in accrued liabilities due primarily to severance payments made in 2014 related to the acquisition of Boise, partially offset by (e) a decrease in federal and state income taxes receivable in the first half of 2014. Cash requirements for operating activities are subject to PCA’s operating needs and the timing of collection of receivables and payments of payables and expenses.

Investing Activities

Net cash used for investing activities during the six months ended June 30, 2014, increased $88.4 million, to $171.3 million, compared with $82.9 million during the same period in 2013. The increase in net cash used for investing activities was due primarily to an increase in capital spending from having a full six months of Boise capital investments, including $38.6 million of investments related to the DeRidder conversion project discussed under "Executive Summary." We spent $148.2 million for capital investments during the six months ended June 30, 2014, compared with $80.9 million during the same period in 2013. On April 28, 2014, we acquired the assets of Crockett Packaging, a corrugated products manufacturer, for $21.2 million, before $0.9 million of working capital adjustments. The assets included a corrugated plant and a sheet plant in Southern California.

We expect capital investments to total about $400 million in 2014, including capital required to achieve Boise acquisition synergies, Boiler MACT spending, and an estimated $100 million for the DeRidder conversion project. These expenditures could increase or decrease as a result of a number of factors, including our financial results, future economic conditions, and our regulatory compliance requirements. We currently estimate capital expenditures to comply with Boiler MACT regulations (as discussed below under "Environmental Matters") in 2014 of up to $25 million and we expect other environmental capital expenditures of about $1 million in 2014. Our estimated environmental expenditures could vary significantly depending upon the enactment of new environmental laws and regulations, including those related to greenhouse gas emissions and industrial boilers. For additional information, see "Environmental Matters" in this Management's Discussion and Analysis of Financial Condition and Results of Operations.

Financing Activities

During the six months ended June 30, 2014, we used $191.8 million for financing activities, compared with $37.5 million during the same period in 2013. The increase primarily relates to additional debt principal payments of $108.5 million and $48.0 million of increased dividend payments during the six months ended June 30, 2014. We only paid $30.7 million of dividends during the first six months of 2013 as we accelerated payment of the dividend that would have been paid in January 2013 to December 2012. During the six months ended June 30, 2014, we withheld 164,328 shares from vesting equity awards to cover employee tax liabilities of $11.8 million, compared with $1.3 million in first six months of 2013. Proceeds from the exercise of stock options and tax benefits from share-based awards contributed $15.3 million in the first half of 2014, compared with $7.6 million in the same period in 2013.

For more information about our debt, see Note 8, Debt, of the Notes to Consolidated Financial Statements in "Part II, Item 8. Financial Statements and Supplementary Data" of our updated 2013 Financial Statements.

Contractual Obligations

There have been no material changes to the contractual obligations table disclosed in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our updated 2013 Financial Statements, except as disclosed in Note 10, Debt, of the Condensed Notes to Unaudited Quarterly Consolidated Financial Statements in "Part I, Item 1. Financial Statements" of this Form 10-Q.

Reconciliations of Non-GAAP Financial Measures to Reported Amounts

Income from operations excluding special items, net income excluding special items, EBITDA, and EBITDA excluding special items are non-GAAP financial measures. Management excludes special items and uses non-GAAP measures to focus on on-going operations and assess its operating performance and believes that it is useful to investors because it enables them to perform meaningful comparisons of past and present operating results. Additionally, EBITDA and EBITDA excluding special items measures are presented because they provide a means to evaluate the performance of our segments and our company on an ongoing basis using the same measures that are used by our management and because these measures are frequently used by investors and other interested parties in the evaluation of companies and the performance of their segments. Any analysis of non-GAAP financial measures should be done in conjunction with results presented in accordance with GAAP. The non-GAAP measures are not intended to be substitutes for GAAP financial measures and should not be used as such. Reconciliations of the non-GAAP measures to the most comparable measure reported in accordance with GAAP for the three and six months ended June 30, 2014 and 2013, follow (in millions, except per share amounts):

	Three Months Ended June 30
	2014 (a)		2013
	Income from Operations	Net Income	Income from Operations	Net Income
As reported in accordance with GAAP	$180.2	$99.6	$110.2	$66.3
Special items:
DeRidder restructuring (b)	17.8	11.2	—	—
Integration-related and other costs (c)	4.9	3.0	—	—
Pension curtailment charges (e)	—	—	7.8	5.0
Total special items	22.7	14.2	7.8	5.0
Excluding special items	$202.9	$113.8	$118.0	$71.3

	Six Months Ended June 30
	2014 (a)		2013
	Income from Operations	Net Income	Income from Operations	Net Income
As reported in accordance with GAAP	$341.2	$189.6	$216.2	$128.5
Special items:
DeRidder restructuring (b)	21.8	13.8	—	—
Integration-related and other costs (c)	9.0	5.7	—	—
Class action lawsuit settlement (d)	17.6	11.2	—	—
Pension curtailment charges (e)	—	—	7.8	5.0
Total special items	48.4	30.7	7.8	5.0
Excluding special items	$389.6	$220.3	$224.0	$133.5
________

(a)	On October 25, 2013, we acquired Boise Inc. (Boise). The 2014 consolidated results include Boise for the full period.

(b)
Amounts relate primarily to our plans to convert the Number 3 newsprint machine at our DeRidder, Louisiana, mill to produce lightweight linerboard and corrugating medium and exit the newsprint business in September 2014. Most of the costs relate to accelerating the depreciation on the Number 3 newsprint machine.

(c)	The three and six months ended June 30, 2014, include Boise acquisition integration-related and other costs recorded in "Other expense, net".

(d)
The six months ended June 30, 2014, includes $17.6 million of costs for the settlement of the Kleen Products LLC v Packaging Corp. of America et al class action lawsuit. See Note 18, Commitments, Guarantees, Indemnifications and Legal Proceedings, for more information. These costs are recorded in "Other expense, net".

(e)
The three and six months ended June 30, 2013, both include non-cash pension curtailment charges related to pension plan changes in which certain hourly corrugated plant employees transitioned from a defined benefit pension plan to a defined contribution (401k) plan. These costs are recorded in "Other expense, net".

The following table reconciles net income to EBITDA and EBITDA excluding special items for the periods indicated (dollars in millions):

	Three Months Ended June 30		Six Months Ended June 30
	2014	2013	2014	2013
Net income	$99.6	$66.3	$189.6	$128.5
Interest expense, net	21.4	9.2	42.2	18.5
Income tax provision	59.2	34.7	109.4	69.2
Depreciation, amortization, and depletion	101.6	43.1	185.0	85.7
EBITDA	$281.8	$153.3	$526.2	$301.9
Special items:
DeRidder restructuring	$0.6	$—	$4.6	$—
Integration-related and other costs	4.9	—	9.0	—
Class action lawsuit settlement	—	—	17.6	—
Pension curtailment charges	—	7.8	—	7.8
EBITDA excluding special items	$287.3	$161.1	$557.4	$309.7

The following table reconciles segment income (loss) to EBITDA and EBITDA excluding special items:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2014	2013	2014	2013
Packaging
Segment income	$166.4	$122.3	$337.1	$240.2
Depreciation, amortization, and depletion	87.4	42.7	156.9	85.0
EBITDA	253.8	165.0	494.0	325.2
DeRidder restructuring	0.6	—	4.6	—
Integration-related and other costs	4.4	—	4.4	—
Pension curtailment charges	—	7.8	—	7.8
EBITDA excluding special items	$258.8	$172.8	$503.0	$333.0

Paper
Segment income	$33.6	$—	$61.3	$—
Depreciation, amortization, and depletion	12.3	—	24.3	—
EBITDA	45.9	—	85.6	—
Integration-related and other costs	(1.0)	—	(0.4)	—
EBITDA excluding special items	$44.9	$—	$85.2	$—

Corporate and Other
Segment loss	$(19.8)	$(12.1)	$(57.2)	$(24.0)
Depreciation, amortization, and depletion	1.9	0.4	3.8	0.7
EBITDA	(17.9)	(11.7)	(53.4)	(23.3)
Integration-related and other costs	1.5	—	5.0	—
Class action lawsuit settlement	—	—	17.6	—
EBITDA excluding special items	$(16.4)	$(11.7)	$(30.8)	$(23.3)

EBITDA	$281.8	$153.3	$526.2	$301.9

EBITDA excluding special items	$287.3	$161.1	$557.4	$309.7

Market Risk and Risk Management Policies

PCA is exposed to the impact of interest rate changes and changes in the market value of its financial instruments. We periodically enter into derivatives to minimize these risks, but not for trading purposes. At June 30, 2014, we had no derivative instruments outstanding. For a discussion of derivatives and hedging activities, see Note 11, Derivative Instruments and Hedging Activities, of the Notes to Consolidated Financial Statements in "Part II, Item 8. Financial Statements and Supplementary Data" of our updated 2013 Financial Statements.

The interest rates on approximately 51% of PCA’s debt are fixed. A one percent increase in interest rates related to variable-rate debt would have resulted in an increase in interest expense and a corresponding decrease in income before taxes of $11.8 million annually.

Off-Balance-Sheet Activities

The Company does not have any off-balance sheet arrangements as of June 30, 2014.

Environmental Matters

There have been no material changes to the disclosure set forth in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Environmental Matters” filed with our updated 2013 Financial Statements.

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

PCA has included in its updated 2013 Financial Statements, a discussion of its critical accounting policies and estimates which require management's most difficult, subjective, or complex judgments used in the preparation of its consolidated financial statements. PCA has not had any changes to these critical accounting estimates during the first six months of 2014.

New and Recently Adopted Accounting Standards

For a listing of our new and recently adopted accounting standards, see Note 17, New and Recently Adopted Accounting Standards, of the Condensed Notes to Unaudited Quarterly Consolidated Financial Statements in "Part I, Item 1. Financial Statements" of this Form 10-Q.

Forward-Looking Statements

Some of the statements in this Quarterly Report on Form 10-Q, and in particular, statements found in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, that are not historical in nature are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are often identified by the words “will,” “should,” “anticipate,” “believe,” “expect,” “intend,” “estimate,” “hope,” or similar expressions. These statements reflect management’s current views with respect to future events and are subject to risks and uncertainties. There are important factors that could cause actual results to differ materially from those in forward-looking statements, many of which are beyond our control. These factors, risks and uncertainties include the following:

•	the impact of general economic conditions;

•	the impact of the Boise acquisition and risks and uncertainties relating to the integration of Boise’s business into our business;

•	containerboard, corrugated products, and white paper, general industry conditions, including competition, product demand and product pricing;

•	fluctuations in wood fiber and recycled fiber costs;

•	fluctuations in purchased energy costs;

•	the possibility of unplanned outages or interruptions at our principal facilities; and

•	legislative or regulatory actions or requirements, particularly concerning environmental or tax matters.
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

Prior to filing this report, PCA completed an evaluation under the supervision and with the participation of PCA’s management, including PCA’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of PCA’s disclosure controls and procedures as of June 30, 2014. The evaluation of PCA’s disclosure controls and procedures included a review of the controls’ objectives and design, PCA’s implementation of the controls, and the effect of the controls on the information generated for use in this report. Based on this evaluation, PCA’s Chief Executive Officer and Chief Financial Officer concluded that PCA’s disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2014.

Changes in Internal Control Over Financial Reporting

On October 25, 2013, PCA acquired Boise Inc. ("Boise"). PCA is in the process of integrating Boise into its operations. PCA is analyzing, evaluating, and where necessary, implementing changes in controls and procedures relating to the Boise business as such integration proceeds. As a result, this process may result in additions or changes to PCA's internal control over financial reporting. Except as it relates to the acquisition of Boise, during the quarter ended June 30, 2014, there were no changes in internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, PCA’s internal control over financial reporting.

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

The following table presents information related to our repurchases of common stock made under our plan announced on December 14, 2011, and shares withheld to cover taxes on vesting of equity awards, during the three months ended June 30, 2014:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (a)		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
April 1-30, 2014	—		$—	—	$98,086
May 1-31, 2014	—		—	—	98,086
June 1-30, 2014	130,985		71.49	—	98,086
Total	130,985	(a)	$71.49	—	$98,086
 ____________

(a)	130,985 shares were withheld from employees to cover income and payroll taxes on equity awards that vested during the period.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS

Exhibit Number	Description
10.1	Form of Executive Officer 2014 Performance Unit Award Agreement. †
10.2	Form of Executive Officer 2014 Restricted Stock Agreement. †
31.1	Certification of Chief Executive Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. †
31.2	Certification of Chief Financial Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. †
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †
101
The following financial information from Packaging Corporation of America’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Income and Comprehensive Income for the three and six months ended June 30, 2014 and 2013, (ii) Consolidated Balance Sheets at June 30, 2014 and December 31, 2013, (iii) Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013, and (iv) the Condensed Notes to Unaudited Quarterly Consolidated Financial Statements. †

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
Date: August 8, 2014