Form 10-Q
period 2014-09-30
PACKAGING CORP OF AMERICA
filed 2014-11-07
CIK 75677

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________
FORM 10-Q
_______________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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

As of October 31, 2014, the Registrant had outstanding 98,383,452 shares of common stock, par value $0.01 per share.

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

i

PART I
FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

Packaging Corporation of America
Consolidated Statements of Income and Comprehensive Income
(unaudited, dollars in thousands, except per-share data)

	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013
Statements of Income:
Net sales	$1,518,940	$845,440	$4,418,653	$2,400,877
Cost of sales	(1,198,607)	(617,841)	(3,486,108)	(1,792,782)
Gross profit	320,333	227,599	932,545	608,095
Selling, general, and administrative expenses	(119,645)	(77,096)	(359,007)	(226,606)
Other expense, net	(12,310)	(7,721)	(44,004)	(22,510)
Income from operations	188,378	142,782	529,534	358,979
Interest expense, net	(23,111)	(11,850)	(65,311)	(30,333)
Income before taxes	165,267	130,932	464,223	328,646
Income tax provision	(60,822)	(46,250)	(170,135)	(115,418)
Net income	$104,445	$84,682	$294,088	$213,228

Net income per common share:
Basic	$1.06	$0.88	$2.99	$2.21
Diluted	$1.06	$0.87	$2.99	$2.19
Dividends declared per common share	$0.40	$0.40	$1.20	$1.11

Statements of Comprehensive Income:
Net income	$104,445	$84,682	$294,088	$213,228
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment, net of tax of ($106), $0, ($76), and $0, respectively	(1,564)	—	(1,656)	—
Reclassification adjustments to cash flow hedges included in net income, net of tax of $553, $552, $1,668, and $1,658, respectively	870	870	2,599	2,609
Amortization of pension and postretirement plans actuarial loss and prior service cost, net of tax of $685, $2,153, $2,157, and $7,574, respectively	1,080	3,387	3,137	11,921
Changes in unfunded employee benefit obligation, net of tax of $0, $3,152, $0, and $8,522, respectively	—	4,963	—	13,418
Other comprehensive income	386	9,220	4,080	27,948
Comprehensive income	$104,831	$93,902	$298,168	$241,176

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Packaging Corporation of America
Consolidated Balance Sheets
(unaudited, dollars and shares in thousands, except per-share data)

	September 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$154,323	$190,960
Accounts receivable, net of allowance for doubtful accounts and customer deductions of $12,118 and $10,567 as of September 30, 2014, and December 31, 2013, respectively	717,947	643,083
Inventories	616,962	594,291
Prepaid expenses and other current assets	76,195	32,101
Federal and state income taxes receivable	—	22,958
Deferred income taxes	32,280	47,616
Total current assets	1,597,707	1,531,009
Property, plant, and equipment, net	2,818,133	2,805,704
Goodwill	541,911	526,789
Intangible assets, net	299,096	310,539
Other long-term assets	73,902	69,738
Total assets	$5,330,749	$5,243,779
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$6,500	$39,000
Capital lease obligations	1,082	1,030
Accounts payable	387,854	357,432
Dividends payable	39,393	39,297
Federal and state income taxes payable	7,176	—
Accrued liabilities	228,758	214,058
Accrued interest	19,272	9,722
Total current liabilities	690,035	660,539
Long-term liabilities:
Long-term debt	2,350,484	2,508,845
Capital lease obligations	23,055	23,874
Deferred income taxes	426,086	434,835
Pension and postretirement benefit plans	204,286	193,548
Other long-term liabilities	84,764	65,318
Total long-term liabilities	3,088,675	3,226,420
Commitments and contingent liabilities
Stockholders' equity:
Common stock, par value $0.01 per share, 300,000 shares authorized, 98,383 and 98,172 shares issued as of September 30, 2014, and December 31, 2013, respectively	984	982
Additional paid in capital	427,844	401,761
Retained earnings	1,184,155	1,019,101
Accumulated other comprehensive loss	(60,944)	(65,024)
Total stockholders' equity	1,552,039	1,356,820
Total liabilities and stockholders' equity	$5,330,749	$5,243,779

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Packaging Corporation of America
Consolidated Statements of Cash Flows
(unaudited, dollars in thousands)

	Nine Months Ended September 30
	2014	2013
Cash Flows from Operating Activities:
Net income	$294,088	$213,228
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization of intangibles and deferred financing costs	296,486	137,412
Share-based compensation expense	11,648	9,956
Deferred income tax provision	17,427	6,137
Alternative energy tax credits	—	76,280
Pension and postretirement benefits expense, net of contributions	19,230	10,600
Other, net	4,187	4,651
Changes in operating assets and liabilities, net of acquisitions:
Increase in assets —
Accounts receivable	(74,970)	(57,583)
Inventories	(22,520)	(4,628)
Prepaid expenses and other current assets	(27,882)	(9,196)
Increase (decrease) in liabilities —
Accounts payable	(12,957)	46,418
Accrued liabilities	21,810	7,109
Federal and state income taxes payable / receivable	30,173	(20,216)
Net cash provided by operating activities	556,720	420,168
Cash Flows from Investing Activities:
Additions to property, plant, and equipment	(254,865)	(130,410)
Acquisition of business, net of cash acquired	(20,290)	—
Additions to other long term assets	(11,617)	(2,459)
Other	3,188	350
Net cash used for investing activities	(283,584)	(132,519)
Cash Flows from Financing Activities:
Repayments of debt and capital lease obligations	(590,641)	(11,967)
Proceeds from issuance of debt	398,864	—
Financing costs paid	(3,209)	(8,220)
Common stock dividends paid	(118,004)	(69,883)
Repurchases of common stock	—	(7,799)
Proceeds from exercise of stock options	3,739	2,756
Excess tax benefits from stock-based awards	11,796	7,539
Shares withheld to cover employee restricted stock taxes	(12,051)	(10,873)
Other	(267)	—
Net cash used for financing activities	(309,773)	(98,447)
Net (decrease) increase in cash and cash equivalents	(36,637)	189,202
Cash and cash equivalents, beginning of period	190,960	207,393
Cash and cash equivalents, end of period	$154,323	$396,595

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

In these consolidated financial statements, certain amounts in prior periods' consolidated financial statements have been reclassified to conform with the current period presentation. In accordance with Accounting Standards Codification (“ASC”) 280, "Segment Reporting," we recast segment information for the three and nine months ended September 30, 2013, to conform with the current period presentation. In addition, we reclassified amounts previously disclosed in "Corporate overhead" in the Consolidated Statements of Income for the three and nine months ended September 30, 2013, into "Selling, general, and administrative expenses" given that Corporate and Other is now a separately disclosed segment. With the exception of the change in accounting principle relating to our inventories described below in Note 2, Change in Accounting Principle: Inventories, none of the reclassifications affected our results of operations, financial position, or cash flows.

The consolidated financial statements of PCA as of September 30, 2014, and for the three and nine months ended September 30, 2014 and 2013, are unaudited but include all adjustments (consisting only of normal recurring adjustments) that management considers necessary for a fair presentation of such financial statements. The preparation of the consolidated financial statements involves the use of estimates and accruals. Actual results may vary from those estimates. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with Article 10 of SEC Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete audited financial statements. Operating results for the period ended September 30, 2014, are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. These consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2013, and the updated consolidated financial statements included in our Current Report on Form 8-K filed on May 9, 2014 (referred to as "updated 2013 Financial Statements" throughout this document).

The consolidated financial statements include the accounts of PCA and its majority-owned subsidiaries after elimination of intercompany balances and transactions. Boise's results are included in our results for periods after October 25, 2013.

2.     Change in Accounting Principle: Inventories

Effective January 1, 2014, the Company elected to change its method of accounting for certain inventories from lower of cost, as determined by the LIFO method, or market, to lower of cost, as determined by the average cost method, or market. Had the Company not made this change in accounting method, "Net income" for the three and nine months ended September 30, 2014, would have been $1.7 million and $1.5 million, respectively, higher than reported in the Consolidated Statements of Income and "Inventories" at September 30, 2014, would have been $69.3 million lower than reported in the Consolidated Balance Sheets.

We applied this change in method of inventory costing retrospectively to all prior periods presented in accordance with U.S. generally accepted accounting principles relating to accounting changes. As a result of the retrospective change in accounting principle, opening retained earnings as of January 1, 2013, increased $38.8 million. Certain components of our financial statements affected by the change in valuation methodology as originally reported under the LIFO method and as adjusted for the change to the average cost method were as follows (in thousands, except per share data):

	Three Months Ended September 30, 2013			Nine Months Ended September 30, 2013
Consolidated Statements of Income and Comprehensive Income	As Previously Reported (a)	Effect of Change	As Adjusted	As Previously Reported (a)	Effect of Change	As Adjusted
Cost of sales	$(618,663)	$822	$(617,841)	$(1,799,285)	$6,503	$(1,792,782)
Gross profit	226,777	822	227,599	601,592	6,503	608,095
Income from operations	141,960	822	142,782	352,476	6,503	358,979
Income before taxes	130,110	822	130,932	322,143	6,503	328,646
Provision for income taxes	(45,930)	(320)	(46,250)	(112,885)	(2,533)	(115,418)
Net income	84,180	502	84,682	209,258	3,970	213,228
Comprehensive income	93,400	502	93,902	237,206	3,970	241,176
Net income per common share:
Basic	0.87	0.01	0.88	2.17	0.04	2.21
Diluted	0.86	0.01	0.87	2.15	0.04	2.19
___________

(a)	Certain amounts in prior periods' consolidated financial statements have been reclassified to conform with the current period presentation.

	December 31, 2013
Consolidated Balance Sheet	As Previously Reported	Effect of Change	As Adjusted
Inventories	$522,523	$71,768	$594,291
Deferred income tax assets	75,579	(27,963)	47,616
Retained earnings	975,296	43,805	1,019,101

	Nine Months Ended September 30, 2013
Consolidated Statement of Cash Flows	As Previously Reported	Effect of Change	As Adjusted
Net income	$209,258	$3,970	$213,228
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income tax provision	3,604	2,533	6,137
Change in inventories	1,875	(6,503)	(4,628)

The components of inventories were as follows (dollars in thousands):

	September 30, 2014	December 31, 2013
Raw materials	$239,673	$212,027
Work in process	12,739	13,898
Finished goods	195,538	209,972
Supplies and materials	169,012	158,394
Inventories	$616,962	$594,291

3.     Acquisitions

Crockett Packaging Acquisition

On April 28, 2014, we acquired the assets of Crockett Packaging, a corrugated products manufacturer, for $21.2 million, before $0.9 million of working capital adjustments. The assets included a corrugated plant and a sheet plant in Southern California. Sales and total assets of the acquired company are not material to our overall sales and total assets. Operating results of the acquired assets subsequent to April 28, 2014, are included in our Packaging segment's 2014 operating results. We have estimated the allocation of the purchase price to the assets acquired and liabilities assumed based on estimates of the fair value at the date of the acquisition, of which $10.7 million has been allocated to goodwill (which is deductible for tax purposes) and $5.5 million to intangible assets (to be amortized over a weighted average life of approximately ten years), primarily customer relationships, in the Packaging segment. The purchase price allocation continues to be preliminary, as estimates and assumptions are subject to change as more information becomes available.

Boise Acquisition

On October 25, 2013, we acquired 100% of the outstanding stock and voting equity interests of Boise for $2.1 billion including the assumption of debt. In connection with the acquisition, we allocated the purchase price to the assets acquired and liabilities assumed based on estimates of the fair value at the date of the acquisition. See Note 3, Acquisitions, of the Notes to Consolidated Financial Statements in "Part II, Item 8. Financial Statements and Supplementary Data" of our updated 2013 Financial Statements. During the nine months ended September 30, 2014, we recorded approximately $4.3 million of purchase price adjustments that increased goodwill. These adjustments related primarily to a true-up to the valuation of fixed assets and the associated impact to income tax liabilities. As of September 30, 2014, the purchase price allocation continues to be preliminary. The primary areas of the purchase price allocation that are not yet finalized relate to valuation of fixed assets, income taxes, and residual goodwill.

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

Pro Forma (a)
Nine Months Ended September 30, 2013
Net sales	$4,256
Net income (b)	$248
Net income per share—diluted (b)	$2.54
____________

(a)
The pro forma financial information presented in the table above has been adjusted to give effect to adjustments that are directly related to the acquisition, factually supportable, and expected to have a continuing impact. These adjustments include, but are not limited to, the application of our accounting policies (including the deferral method of accounting for planned major maintenance activities, which increased pro forma net income $12.5 million for the nine months ended September 30, 2013); elimination of intercompany transactions; depreciation and amortization related to fair value adjustments to property, plant, and equipment and intangible assets; interest expense on acquisition-related debt; and $7.5 million of pre-tax acquisition-related costs which primarily consist of advisory, legal, accounting, financing, and other professional or consulting fees.

(b)
Included in pro forma net income for the nine months ended September 30, 2013, are $16.2 million of pre-tax costs, related primarily to the restructuring of Boise's white paper mill in International Falls, Minnesota, and $15.2 million of incremental depreciation expense related to shortening the estimated useful lives of certain assets, primarily at the white paper mill in International Falls, Minnesota.

4.     Other Expense, Net

The components of other (income) expense were as follows (in thousands):

	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013
DeRidder restructuring (a)	$4,270	$—	$5,690	$—
Integration-related and other costs (b)	3,040	—	11,999	—
Class action lawsuit settlement (c)	—	—	17,600	—
Pension curtailment charges (d)	—	3,132	—	10,908
Acquisition-related costs (e)	—	1,479	—	1,479
Asset disposals and write-offs	2,854	3,486	6,912	9,508
Other	2,146	(376)	1,803	615
Total	$12,310	$7,721	$44,004	$22,510
___________

(a)
Costs relate primarily to the conversion of the Number 3 newsprint machine at our DeRidder, Louisiana, mill to produce lightweight linerboard and corrugating medium, and our exit from the newsprint business in September 2014.

(b)	The three and nine months ended September 30, 2014, include Boise acquisition integration-related and other costs.

(c)
The nine months ended September 30, 2014, includes $17.6 million of costs for the settlement of the Kleen Products LLC v Packaging Corp. of America et al class action lawsuit. See Note 18, Commitments, Guarantees, Indemnifications and Legal Proceedings, for more information.

(d)
The three and nine months ended September 30, 2013, include $3.1 million and $10.9 million, respectively, of non-cash pension curtailment charges related to pension plan changes in which certain hourly corrugated plant and containerboard mill employees will transition from a defined benefit pension plan to a defined contribution (401k) plan.

(e)
The three and nine months ended September 30, 2013, both include $1.5 million of acquisition-related costs, primarily for professional fees related to transaction-advisory services and expenses related to financing the acquisition of Boise.

5.     Earnings Per Share

The following table sets forth the computation of basic and diluted income per common share for the periods presented (dollars and shares in thousands, except per share data).

	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013
Numerator:
Net income	$104,445	$84,682	$294,088	$213,228
Less: distributed and undistributed earnings allocated to participating securities	(1,451)	—	(4,381)	—
Net income attributable to common shareholders	$102,994	$84,682	$289,707	$213,228
Denominator:
Weighted average basic common shares outstanding	97,165	96,758	96,954	96,536
Effect of dilutive securities	57	839	53	976
Diluted common shares outstanding	97,222	97,597	97,007	97,512
Basic income per common share	$1.06	$0.88	$2.99	$2.21
Diluted income per common share	$1.06	$0.87	$2.99	$2.19

During the nine months ended September 30, 2014 and 2013, all outstanding options to purchase shares were included in the computation of diluted common shares outstanding. On June 29, 2014, all remaining options to purchase shares expired.

6.     Income Taxes

For the three and nine months ended September 30, 2014, we recorded $60.9 million and $170.1 million of income tax expense and had an effective tax rate of 36.8% and 36.6%, respectively. For the three and nine months ended September 30, 2013, we recorded $46.2 million and $115.4 million of income tax expense and had an effective tax rate of 35.3% and 35.1%, respectively. During the three and nine months ended September 30, 2014 and 2013, the primary reasons for the difference from the federal statutory income tax rate of 35.0% were the effect of state and local income taxes and the domestic manufacturers’ deduction.

During the three and nine months ended September 30, 2014, there were no significant changes to our uncertain tax positions. For more information, see Note 5, Income Taxes, of the Notes to Consolidated Financial Statements in "Part II, Item 8. Financial Statements and Supplementary Data" of our updated 2013 Financial Statements.

During the nine months ended September 30, 2014 and 2013, cash paid for taxes, net of refunds received, was $110.8 million and $45.7 million, respectively.

7.    Property, Plant, and Equipment

Property, plant, and equipment consist of the following (dollars in thousands):

	September 30, 2014	December 31, 2013
Land and land improvements	$138,486	$140,592
Buildings	645,173	628,948
Machinery and equipment	4,374,819	4,246,294
Construction in progress	253,150	168,808
Other	53,177	48,058
Property, plant, and equipment, at cost	5,464,805	5,232,700
Less accumulated depreciation	(2,646,672)	(2,426,996)
Property, plant, and equipment, net	$2,818,133	$2,805,704

Depreciation expense for the three months ended September 30, 2014 and 2013, was $95.1 million and $42.4 million, respectively. During the nine months ended September 30, 2014 and 2013, depreciation expense was $264.1 million and $125.2 million, respectively. The increase in depreciation expense relates primarily to the acquisition of Boise in fourth quarter 2013, as well as accelerated depreciation related to shortening the useful lives of our newsprint-related assets at the DeRidder, Louisiana, mill. During the three and nine months ended September 30, 2014, we recognized $18.2 million and $35.4 million, respectively, of incremental depreciation expense related to shortening the useful lives of our newsprint-related assets at the DeRidder, Louisiana, mill.

At September 30, 2014, purchases of property, plant, and equipment included in accounts payable was $49.6 million.

8.     Goodwill and Intangible Assets

Goodwill

Goodwill represents the excess of the cost of an acquired business over the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed in a business combination. At September 30, 2014, and December 31, 2013, we had $487.9 million and $472.9 million of goodwill recorded in our Packaging segment, respectively, and $54.0 million and $53.9 million of goodwill recorded in our Paper segment, respectively, on our Consolidated Balance Sheets.

Changes in the carrying amount of our goodwill were as follows (dollars in thousands):

Goodwill
Balance at December 31, 2013	$526,789
Acquisitions (a)	10,734
Adjustments related to purchase accounting (b)	4,388
Balance at September 30, 2014	$541,911
___________

(a)
In April 2014, we acquired the assets of Crockett Packaging, a corrugated products manufacturer, for $21.2 million, before $0.9 million of working capital adjustments, and recorded $10.7 million of goodwill in our Packaging segment.

(b)	Adjustments relate primarily to the Boise acquisition, see Note 3, Acquisitions, for more information.

We have historically performed our annual goodwill impairment testing as of December 31. During the third quarter of 2014, we changed the annual goodwill impairment testing date from December 31 to October 1. We believe this change in measurement date, which represents a change in method of applying an accounting principle, is preferable. While remaining in the fourth quarter, the measurement date will lessen resource constraints in connection with the year-end close and financial reporting process by allowing us additional time to complete our annual impairment testing in advance of our year-end reporting. The change in accounting principle does not delay, accelerate, or avoid an impairment charge. We have determined that it is not practical to objectively determine projected cash flows and related valuation estimates that would have been used as of October 1 for periods prior to October 1, 2014, without the use of hindsight. As such, we prospectively applied the change in our annual goodwill impairment test date as of the first day of the fourth quarter of 2014.

Intangible Assets

Intangible assets are primarily comprised of customer relationships and trademarks and trade names.

The weighted average remaining useful life, gross carrying amount, and accumulated amortization of our intangible assets were as follows (dollars in thousands):

	September 30, 2014			December 31, 2013
	Weighted Average Remaining Useful Life (in Years)	Gross Carrying Amount	Accumulated Amortization	Weighted Average Remaining Useful Life (in Years)	Gross Carrying Amount	Accumulated Amortization
Customer relationships	14.5	$311,461	$31,759	15.4	$306,361	$16,509
Trademarks and trade names	13.6	21,770	2,455	14.7	21,370	794
Other	2.4	220	141	3.0	220	109
Total intangible assets (excluding goodwill)	14.4	$333,451	$34,355	15.4	$327,951	$17,412

Amortization expense for the three months ended September 30, 2014 and 2013, was $5.7 million and $0.8 million, respectively. During the nine months ended September 30, 2014 and 2013, amortization expense was $16.9 million and $2.5 million, respectively. The increase in amortization expense relates primarily to the acquisition of Boise in fourth quarter 2013.

9.    Accrued Liabilities

The components of accrued liabilities were as follows (in thousands):

	September 30, 2014	December 31, 2013
Compensation and benefits	$136,996	$130,455
Franchise, property, sales and use taxes	27,942	20,232
Medical insurance and workers’ compensation	26,185	26,399
Customer volume discounts and rebates	12,695	11,436
Environmental liabilities and asset retirement obligations	6,829	7,812
Severance	2,052	8,172
Legal contingencies	1,283	1,000
Other	14,776	8,552
Total	$228,758	$214,058

10.    Debt

Our long-term debt and interest rates on that debt were as follows (dollars in thousands):

	September 30, 2014		December 31, 2013
	Amount	Interest Rate	Amount	Interest Rate
Revolving Credit Facility, due October 2018	$—	—%	$—	—%
Five-Year Term Loan, due October 2018	65,000	1.53	650,000	1.54
Seven-Year Term Loan, due October 2020	645,125	1.78	650,000	1.79
6.50% Senior Notes, net of discounts of $22 and $26 as of September 30, 2014 and December 31, 2013, respectively, due March 2018	149,978	6.50	149,974	6.50
3.90% Senior Notes, net of discounts of $275 and $302 as of September 30, 2014 and December 31, 2013, respectively, due June 2022	399,725	3.90	399,698	3.90
4.50% Senior Notes, net of discount of $1,714 and $1,827 as of September 30, 2014 and December 31, 2013, respectively, due November 2023	698,286	4.50	698,173	4.50
3.65% Senior Notes, net of discount of $1,130 as of September 30, 2014, due September 2024	398,870	3.65	—	—
Total	2,356,984	3.56	2,547,845	3.08
Less current portion	6,500	1.78	39,000	1.59
Total long-term debt	$2,350,484	3.56%	$2,508,845	3.10%

On September 5, 2014, we issued $400.0 million of 3.65% fixed-rate senior notes due September 15, 2024, through a registered public offering. We used the proceeds of this offering and other cash from operations to repay $589.9 million of debt during the nine months ended September 30, 2014. In connection with the $400.0 million debt issuance, we paid $3.2 million of deferred financing costs, which will be amortized to interest expense using the effective interest method over the term of the debt.

For the nine months ended September 30, 2014 and 2013, cash payments for interest were $50.0 million and $21.0 million, respectively.

Annual principal maturities for debt, excluding unamortized debt discount, as of September 30, 2014 were: $1.6 million for the remainder of 2014, $6.5 million for 2015, 2016, and 2017; $221.5 million for 2018; $6.5 million for 2019; and $2.1 billion for 2020 and thereafter.

Included in interest expense, net, are amortization of treasury lock settlements and amortization of financing costs. For both the three months ended September 30, 2014 and 2013, amortization of treasury lock settlements was $1.4 million, and for both the nine months ended September 30, 2014 and 2013, amortization of treasury lock settlements was $4.2 million. During the three months ended September 30, 2014 and 2013, amortization of financing costs was $2.0 million and $2.9 million, respectively, and during the nine months ended September 30, 2014 and 2013, amortization of financing costs was $2.9 million and $3.3 million, respectively. In connection with our debt repayments during the three months ended September 30, 2014, we expensed $1.5 million of deferred financing costs.

At September 30, 2014, we have $1,646.9 million of fixed-rate senior notes and $710.1 million of variable-rate term loans outstanding. At September 30, 2014, the fair value of our fixed-rate debt was estimated to be $1,713.1 million. The difference between the book value and fair value is due to the difference between the period-end market interest rate and the stated rate of our fixed-rate debt. We estimated the fair value of our fixed-rate debt using quoted market prices (Level 2 inputs) within the fair value hierarchy, which is further defined in Note 2, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements in "Part II, Item 8. Financial Statements and Supplementary Data" of our updated 2013 Financial Statements.

11.     Employee Benefit Plans and Other Postretirement Benefits

The components of net periodic benefit cost for our pension plans were as follows (dollars in thousands):

	Pension Plans
	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013
Service cost	$5,828	$5,825	$17,428	$18,322
Interest cost	11,507	4,269	34,400	12,250
Expected return on plan assets	(12,657)	(3,796)	(38,008)	(11,297)
Net amortization of unrecognized amounts
Prior service cost	1,641	163	4,922	3,284
Actuarial loss	155	2,217	465	5,221
Curtailment loss (a)	—	3,132	—	10,908
Net periodic benefit cost	$6,474	$11,810	$19,207	$38,688
___________

(a)
In June 2013, the United Steelworkers (“USW”) ratified a master labor agreement with PCA under which we froze certain USW-represented corrugated plant employees pension accruals under PCA’s hourly pension plan. Additionally, in September 2013, the USW ratified a master labor agreement with PCA under which we froze certain USW-represented containerboard mill employees pension accruals under PCA’s hourly pension plan. Following the pension freezes, affected USW-represented employees will transition to a defined contribution 401k plan. We recorded a $3.1 million and $10.9 million pre-tax pension curtailment charge related to the unrecognized prior service costs of employees impacted by the pension freezes during the three and nine months ended September 30, 2013, respectively. We also remeasured the hourly pension plan benefit obligation using current fair values of plan assets and current assumptions, resulting in a decrease in the benefit obligation of $21.9 million with a corresponding decrease in accumulated other comprehensive income (loss) of $13.4 million and deferred taxes of $8.5 million.

PCA makes pension plan contributions that are sufficient to fund its actuarially determined costs, generally equal to the minimum amounts required by the Employee Retirement Income Security Act (ERISA). During the nine months ended September 30, 2014, we contributed $0.4 million to our pension plans, which exceeds our 2014 minimum required contributions, calculated under the pension provisions of the Highway and Transportation Funding Act passed in August 2014. We do not expect to make any additional contributions during the fourth quarter of 2014.

The components of net periodic benefit cost for our postretirement plans were as follows (dollars in thousands):

	Postretirement Plans
	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013
Service cost	$392	$515	$1,177	$1,545
Interest cost	311	311	933	934
Net amortization of unrecognized amounts
Prior service benefit	(57)	(106)	(170)	(319)
Actuarial loss	26	134	77	401
Net periodic benefit cost	$672	$854	$2,017	$2,561

12.     Share-based Compensation

The Company has a long-term equity incentive plan, which allows for grants of stock options, stock appreciation rights, restricted stock, and performance awards to directors, officers, and employees, as well as others who engage in services for PCA. The plan, as amended, terminates May 1, 2023, and authorizes 10.6 million shares of common stock for grant over the life of the plan. As of September 30, 2014, 1.9 million shares were available for future issuance under the plan. Forfeitures are added back to the pool of shares of common stock available to be granted at a future date.

The following table presents restricted stock and performance unit award activity for the nine months ended September 30, 2014:

	Restricted Stock		Performance Units
	Shares	Weighted Average Grant- Date Fair Value	Shares	Weighted Average Grant- Date Fair Value
Outstanding at December 31, 2013	1,463,694	$31.48	70,600	$47.83
Granted	229,489	70.24	56,889	71.19
Vested	(475,050)	23.86	—	—
Forfeitures	(1,165)	62.74	—	—
Outstanding at September 30, 2014	1,216,968	$41.73	127,489	$58.25

Compensation Expense

Our share-based compensation expense is recorded in "Selling, general, and administrative expenses". Compensation expense for share-based awards recognized in the Consolidated Statements of Income, net of forfeitures was as follows (dollars in thousands):

	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013
Restricted stock	$(3,453)	$(2,933)	$(10,501)	$(9,691)
Performance units	(594)	(249)	(1,147)	(265)
Impact on income before income taxes	(4,047)	(3,182)	(11,648)	(9,956)
Income tax benefit	1,572	1,237	4,530	3,868
Impact on net income	$(2,475)	$(1,945)	$(7,118)	$(6,088)

The fair value of restricted stock and performance units is determined based on the closing price of the Company’s common stock on the grant date. As PCA’s Board of Directors has the ability to accelerate vesting of share-based awards upon an employee’s retirement, the Company accelerates the recognition of compensation expense for certain employees approaching normal retirement age.

The unrecognized compensation expense for all share-based awards at September 30, 2014, was as follows (dollars in thousands):

	September 30, 2014
	Unrecognized Compensation Expense	Remaining Weighted Average Recognition Period (in years)
Restricted stock	$30,543	2.7
Performance units	6,025	3.4
Total unrecognized share-based compensation expense	$36,568	2.8

13.     Stockholders' Equity

Dividends

During the nine months ended September 30, 2014, we paid $118.0 million of dividends to shareholders. On August 28, 2014, PCA's Board of Directors approved a regular quarterly cash dividend $0.40 per share, which was paid on October 15, 2014, to shareholders of record as of September 15, 2014. The dividend payment was $39.4 million.

Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) (“AOCI”) by component follows (dollars in thousands). Amounts in parentheses indicate losses.

	Foreign Currency Translation Adjustments	Unrealized Loss On Treasury Locks, Net		Unrealized Loss on Foreign Exchange Contracts		Unfunded Employee Benefit Obligations		Total
Balance at December 31, 2013	$(136)	$(28,191)		$(371)		$(36,326)		$(65,024)
Other comprehensive income (loss) before reclassifications, net of tax	(1,656)	—		—		—		(1,656)
Amounts reclassified from AOCI, net of tax	—	2,584	(a)	15	(b)	3,137	(c)	5,736
Net current-period other comprehensive income (loss)	(1,656)	2,584		15		3,137		4,080
Balance at September 30, 2014	$(1,792)	$(25,607)		$(356)		$(33,189)		$(60,944)

The following table presents information about reclassifications out of AOCI (dollars in thousands). Amounts in parentheses indicate expenses in the Consolidated Statements of Income.

	Amounts Reclassified from AOCI
	Three Months Ended September 30		Nine Months Ended September 30		Affected Line Item in the Statement Where Net Income is Presented
Details about AOCI Components	2014	2013	2014	2013
Unrealized loss on treasury locks, net	$(1,414)	$(1,414)	$(4,242)	$(4,242)	See (a) below
	549	549	1,658	1,648	Tax benefit
	$(865)	$(865)	$(2,584)	$(2,594)	Net of tax

Unrealized loss on foreign exchange contracts	$(9)	$(8)	$(25)	$(25)	See (b) below
	4	3	10	10	Tax benefit
	$(5)	$(5)	$(15)	$(15)	Net of tax

Unfunded employee benefit obligations
Amortization of prior service costs	$(1,584)	$(57)	$(4,752)	$(2,965)	See (c) below
Amortization of actuarial losses	(181)	(2,351)	(542)	(5,622)	See (c) below
Curtailment loss	—	(3,132)	—	(10,908)	See (c) below
	(1,765)	(5,540)	(5,294)	(19,495)	Total before tax
	685	2,153	2,157	7,574	Tax benefit
	$(1,080)	$(3,387)	$(3,137)	$(11,921)	Net of tax
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

(b)	This AOCI component is included in cost of sales.

(c)
These AOCI components are included in the computation of net pension and postretirement benefit costs. See Note 11, Employee Benefit Plans and Other Postretirement Benefits, for additional information.

14.     Concentrations of Risk

Our Paper segment has had a long-standing commercial and contractual relationship with OfficeMax Incorporated (OfficeMax), and OfficeMax is our largest customer in the Paper segment. Following a merger in late 2013, OfficeMax is now a wholly-owned subsidiary of Office Depot, Inc. This relationship exposes us to a significant concentration of business and financial risk. Our sales to Office Depot (including OfficeMax) represented 9% of our total company sales revenue, for both the three and nine months ended September 30, 2014, and 44% of our Paper segment sales revenue for both those periods, respectively. At September 30, 2014, and December 31, 2013, we had $64.6 million and $39.2 million of accounts receivable due from Office Depot (including OfficeMax), which represents 9% and 6% of our total company receivables, respectively.

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

Labor

At September 30, 2014, we had approximately 14,000 employees and approximately 50% of these employees worked pursuant to collective bargaining agreements. Approximately 75% of our hourly employees are represented by unions. The majority of our unionized employees are represented by the United Steel Workers (USW), the International Brotherhood of

Teamsters (IBT), the International Association of Machinists (IAM), and the Association of Western Pulp and Paper Workers (AWPPW). Approximately 22% of our employees work pursuant to collective bargaining agreements that will expire within the next twelve months.

15.     Transactions With Related Parties

Louisiana Timber Procurement Company, L.L.C. (LTP) is a variable-interest entity that is 50% owned by PCA and 50% owned by Boise Cascade Company (Boise Cascade). LTP procures sawtimber, pulpwood, residual chips, and other residual wood fiber to meet the wood and fiber requirements of PCA and Boise Cascade in Louisiana. PCA is the primary beneficiary of LTP, and has the power to direct the activities that most significantly affect the economic performance of LTP. Therefore, we consolidate 100% of LTP in our financial statements in our Corporate and Other segment. The carrying amounts of LTP's assets and liabilities (which relate primarily to noninventory working capital items) on our Consolidated Balance Sheets were both $6.4 million at September 30, 2014, and $5.0 million at December 31, 2013. During the three and nine months ended September 30, 2014, we recorded $21.9 million and $56.9 million, respectively, of LTP sales to Boise Cascade in "Net Sales" in the Consolidated Statements of Income and approximately the same amount of expenses in "Cost of Sales". The sales were at prices designed to approximate market prices.

During the three and nine months ended September 30, 2014, fiber purchases from related parties were $7.0 million and $21.3 million, respectively. Most of these purchases related to chip and log purchases by LTP from Boise Cascade's wood products business. These purchases are recorded in "Cost of Sales" in the Consolidated Statements of Income.

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

An analysis of operations by reportable segment were as follows (dollars in millions):

	Sales, net			Operating Income (Loss)
Three Months Ended September 30, 2014 (a)	Trade	Inter- segment	Total
Packaging	$1,174.2	$1.5	$1,175.7	$164.7	(b)
Paper	312.5	—	312.5	43.0	(c)
Corporate and Other	32.2	37.0	69.2	(19.3)	(d)
Intersegment eliminations	—	(38.5)	(38.5)	—
	$1,518.9	$—	$1,518.9	188.4
Interest expense, net				(23.1)	(e)
Income before taxes				$165.3

	Sales, net			Operating Income (Loss)
Three Months Ended September 30, 2013	Trade	Inter- segment	Total
Packaging	$845.4	$—	$845.4	$154.9	(f)
Corporate and Other	—	—	—	(12.1)	(g)
	$845.4	$—	$845.4	142.8
Interest expense, net				(11.9)	(h)
Income before taxes				$130.9

	Sales, net			Operating Income (Loss)
Nine Months Ended September 30, 2014 (a)	Trade	Inter- segment	Total
Packaging	$3,413.8	$4.5	$3,418.3	$501.8	(b)
Paper	917.0	—	917.0	104.3	(c)
Corporate and Other	87.9	112.8	200.7	(76.6)	(d)
Intersegment eliminations	—	(117.3)	(117.3)	—
	$4,418.7	$—	$4,418.7	529.5
Interest expense, net				(65.3)	(e)
Income before taxes				$464.2

	Sales, net			Operating Income (Loss)
Nine Months Ended September 30, 2013	Trade	Inter- segment	Total
Packaging	$2,400.9	$—	$2,400.9	$395.1	(f)
Corporate and Other	—	—	—	(36.1)	(g)
	$2,400.9	$—	$2,400.9	359.0
Interest expense, net				(30.4)	(h)
Income before taxes				$328.6
____________

(a)	On October 25, 2013, we acquired Boise. The 2014 results include Boise for the full period.

(b)
Includes costs related primarily to the conversion of the Number 3 newsprint machine at our DeRidder, Louisiana, mill to produce lightweight linerboard and corrugating medium, and our exit from the newsprint business in September 2014. The three and nine months ended September 30, 2014, include $26.0 million and $47.8 million, respectively, of restructuring charges, primarily accelerated depreciation. The three and nine months ended September 30, 2014, includes $1.0 million and $5.4 million of Boise acquisition integration-related and other costs recorded in "Other expense, net".

(c)	Includes $0.4 million of income, net of expenses, for the nine months ended September 30, 2014, of integration related and other costs recorded in "Other expense, net".

(d)	Includes $2.0 million and $7.0 million, for the three and nine months ended September 30, 2014, of Boise acquisition integration-related and other costs recorded in "Other expense, net".
The nine months ended September 30, 2014, includes $17.6 million of costs for the settlement of the Kleen Products LLC v Packaging Corp. of America et al class action lawsuit. See Note 18, Commitments, Guarantees, Indemnifications and Legal Proceedings, for more information. These costs are recorded in "Other expense, net".

(e)	Includes $1.5 million of expense related to the write-off of deferred financing costs in connection with the debt refinancing discussed in Note 10, Debt.

(f)
Includes $3.1 million and $10.9 million, for the three and nine months ended September 30, 2013, respectively, of non-cash pension curtailment charges related to pension plan changes in which certain hourly corrugated plant and containerboard mill employees will transition from a defined benefit pension plan to a defined contribution (401k) plan.

(g)	Includes $1.5 million of Boise acquisition-related costs primarily for professional fees related to transaction-advisory services.

(h)	Includes $2.7 million of acquisition-related costs primarily related to financing the acquisition of Boise.

17.     New and Recently Adopted Accounting Standards

In August 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-15, Presentation of Financial Statements (Topic 205): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This ASU provides guidance that will explicitly require management to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances. The guidance is effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter. Early adoption is permitted. We do not believe the adoption of this update will affect our financial position and results of operations.

In May 2014, the FASB issued ASU 2014-09: Revenue from Contracts with Customers (Topic 606). ASU 2014-09 amends the guidance for revenue recognition to replace numerous, industry-specific requirements and converges areas under this topic with those of the International Financial Reporting Standards. The ASU implements a five-step process for customer contract revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards. The amendment also requires enhanced disclosures regarding the nature, amount, timing, and uncertainty of revenues and cash flows from contracts with customers. The amendments in this ASU are effective for reporting periods beginning after December 15, 2016, and early adoption is prohibited. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. We are currently assessing the impact the adoption of ASU 2014-09 may have on our financial position and results of operations.

In April 2014, the FASB issued ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. This ASU defines a discontinued operation as a disposal of a component or group of components that is disposed of or is classified as held for sale and represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. The standard also requires additional disclosures about discontinued operations. We adopted the provisions of this guidance in third quarter 2014, and it did not have a material effect on our financial position and results of operations.

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

18.     Commitments, Guarantees, Indemnifications and Legal Proceedings

We have financial commitments and obligations that arise in the ordinary course of our business. These include long-term debt, capital commitments, lease obligations, and purchase commitments for goods and services, which are discussed in Note 8, Debt, and Note 20, Commitments, Guarantees, Indemnifications, and Legal Proceedings, of the Notes to Consolidated Financial Statements in "Part II, Item 8. Financial Statements and Supplementary Data" of our updated 2013 Financial Statements. Except as disclosed in Note 10, Debt, and in Legal Proceedings below, at September 30, 2014, there have been no other significant changes to commitments outside the normal course of business.

Guarantees and Indemnifications

We provide guarantees, indemnifications, and other assurances to third parties in the normal course of our business. These include tort indemnifications, environmental assurances, and representations and warranties in commercial agreements. At September 30, 2014, we are not aware of any material liabilities arising from any guarantee, indemnification, or financial assurance we have provided. If we determined such a liability was probable and subject to reasonable determination, we would accrue for it at that time.

Legal proceedings

During 2010, PCA and eight other U.S. and Canadian containerboard producers were named as defendants in five purported class action lawsuits filed in the United States District Court for the Northern District of Illinois, alleging violations of the Sherman Act. The lawsuits were consolidated in a single complaint under the caption Kleen Products LLC v Packaging Corp. of America et al. The consolidated complaint alleges that the defendants conspired to limit the supply of containerboard, and that the purpose and effect of the alleged conspiracy was to artificially increase prices of containerboard products during the period of August 2005 to October 2010 (the time of filing of the complaint). The complaint was filed as a class action suit on behalf of all purchasers of containerboard products during such period. On April 4, 2014, we reached an agreement with the representatives of the class to settle this lawsuit for $17.6 million. These costs were recorded in "Other expense, net" in our Consolidated Income Statement for the nine months ended September 30, 2014. On May 6, 2014, the court preliminarily approved the settlement. Notice of the proposed settlement was mailed to potential class members and $17.6 million was paid to the settlement fund escrow account in June 2014. The court granted final approval to the settlement on September 4, 2014.

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

Overview

PCA is the fourth largest producer of containerboard in the United States and the third largest producer of white papers in North America, based on production capacity. We operate eight mills and 100 corrugated products manufacturing plants. Our mills are comprised of five containerboard mills and three paper mills. Our corrugated products manufacturing plants produce a wide variety of corrugated packaging products, including conventional shipping containers used to protect and transport manufactured goods, multi-color boxes and displays with strong visual appeal that help to merchandise the packaged product in retail locations, and honeycomb protective packaging. In addition, we are a large producer of packaging for meat, fresh fruit and vegetables, processed food, beverages, and other industrial and consumer products. We also manufacture and sell white papers, including both commodity and specialty papers, which may have custom or specialized features such as colors, coatings, high brightness, and recycled content. We operate primarily in the United States and have some converting operations in Europe, Mexico, and Canada.

This Item 2 is intended to supplement, and should be read in conjunction with, “Management’s Discussion and Analysis of Financial Condition and Results of Operations" included with the updated 2013 Financial Statements.

Executive Summary

In third quarter 2014, sales grew 80% to $1,518.9 million, compared with $845.4 million in third quarter 2013. We reported $104.4 million of net income, or $1.06 per diluted share during third quarter 2014, compared with $84.7 million, or $0.87 per diluted share during the same period in 2013. Excluding the special items discussed below, we recorded $123.9 million of net income, or $1.26 per diluted share during third quarter 2014, compared with $89.4 million, or $0.92 per share in 2013. Sales grew 84% in the first three quarters of 2014 to $4,418.7 million, and we reported $294.1 million of net income, or $2.99 per diluted share, compared with $213.2 million of net income, or $2.19 per diluted share in the first nine months of 2013. Excluding special items, we recorded $344.2 million of net income, or $3.50 per diluted share during the first three quarters of 2014, compared with $222.9 million, or $2.29 per diluted share in the first nine months of 2013.

During the three and nine months ended September 30, 2014, our packaging segment generated $164.7 million and $501.8 million of operating income, respectively, and $262.3 million and $765.3 million of earnings before interest, taxes, depreciation, amortization and depletion (EBITDA) excluding special items, respectively. Our paper segment, during the three and nine months ended September 30, 2014, generated $43.0 million and $104.3 million of operating income, respectively, and $55.9 million and $141.1 million of EBITDA excluding special items, respectively.

Compared with the three and nine months ended September 30, 2013, our results were positively affected by the Boise acquisition, which closed in October 2013. The acquisition was meaningfully accretive to our earnings before special items due to earnings generated by Boise as well as the synergies generated from the integration of its packaging business and operational improvements in the white papers business, which have resulted in lower costs and higher margins.

On October 17, 2014, we completed the No. 3 newsprint machine conversion at the DeRidder, Louisiana, mill to produce containerboard. In addition to providing our containerboard mill system with needed capacity, we expect to benefit from grade optimization and freight savings with the operation of the D3 machine.

The three and nine months ended September 30, 2014, included $30.5 million ($21.6 million non-cash and $8.9 million cash) and $78.9 million ($43.6 million non-cash and $35.3 million cash) of pre-tax special items, respectively. The three months ended September 30, 2014, included $26.0 million of expenses related to the DeRidder mill restructuring and $4.5 million of Boise acquisition integration-related, debt-refinancing, and other costs. The nine months ended September 30, 2014, included $47.8 million of expenses related to the DeRidder mill restructuring, $17.6 million of expenses related to the settlement of a class action lawsuit, and $13.5 million of integration-related and other costs.

Earnings per diluted share, excluding special items, during the three and nine months ended September 30, 2014 and 2013, were as follows.

	Three Months Ended September 30		Nine Months Ended September 30
	2014 (a)	2013	2014 (a)	2013
Earnings per diluted share, as reported	$1.06	$0.87	$2.99	$2.19
Special items (b):
DeRidder restructuring	0.17	—	0.31	—
Integration-related and other costs	0.03	—	0.09	—
Class action lawsuit settlement	—	—	0.11	—
Pension curtailment charges	—	0.02	—	0.07
Acquisition-related financing costs	—	0.02	—	0.02
Acquisition-related costs	—	0.01	—	0.01
Total special items	0.20	0.05	0.51	0.10
Earnings per diluted share, excluding special items	$1.26	$0.92	$3.50	$2.29
____________

(a)	On October 25, 2013, we acquired Boise Inc. (Boise). The 2014 consolidated results include Boise for the full period.

(b)
See "Reconciliations of Non-GAAP Financial Measures to Reported Amounts" in this Management's Discussion and Analysis of Financial Condition and Results of Operations for more information on the special items.

Management excludes special items and uses non-GAAP measures to focus on PCA’s on-going operations and assess its operating performance and believes that it is useful to investors because it enables them to perform meaningful comparisons of past and present operating results. A reconciliation of diluted EPS to diluted EPS excluding special items is included above and the reconciliations of other non-GAAP measures used in this Management's Discussion and Analysis of Financial Condition and Results of Operations, to the most comparable measure reported in accordance with GAAP, are included in Item 2 under “Reconciliations of Non-GAAP Financial Measures to Reported Amounts.” Any analysis of non-GAAP financial measures should be done in conjunction with results presented in accordance with GAAP. The non-GAAP measures are not intended to be substitutes for GAAP financial measures and should not be used as such.

Industry and Business Conditions

Trade publications reported that industry-wide corrugated products shipments increased 1.7% during third quarter 2014, compared with the same quarter in 2013. Reported industry containerboard production was 0.9% higher than third quarter 2013, with containerboard export shipments up 13.4%. In third quarter 2014, our containerboard production was 858,000 tons, up 12,000 tons compared with the second quarter, due in part to an additional production day. In third quarter 2014, our corrugated products shipments, including Boise, increased 33% over third quarter of last year and 31% per workday with one more workday in third quarter 2014. Excluding Boise shipments, corrugated products shipments increased 6.2% in total, or 4.5% per workday. The acquisition of Crockett Packaging in April 2014, contributed about 1.5% to the increase in shipments. With strong internal containerboard demand needed to supply our box plants, we reduced our outside sales of containerboard, both domestic and export, by 19,000 tons compared with last year's third quarter and we purchased 47,000 tons of containerboard from the outside market in third quarter 2014. Our domestic containerboard pricing remained steady throughout the quarter, while our export pricing decreased slightly.

The market for communication papers competes heavily with electronic data transmission and document storage alternatives. Increasing shifts to these alternatives have reduced usage of traditional print media and communication papers. In 2014, we elected to exit some business which lowered our office paper shipments. Our office paper shipments decreased 5% or 11,000 tons in third quarter 2014, compared with Boise's shipments in third quarter of last year. Our printing and converting papers and pressure sensitive papers shipments were down about 22,000 tons compared with third quarter 2013, as a result of closing two paper machines at our International Falls, Minnesota, mill in fourth quarter 2013. In third quarter 2014, our white paper mills ran well, producing 296,000 tons. Our paper inventories were up about 6,000 tons compared with the end of second quarter 2014. Our white paper prices increased in third quarter 2014 compared with third quarter 2013 due to previously announced price increases for office papers, printing and converting paper, and pressure-sensitive papers and were flat with the second quarter.

Outlook

Looking ahead to the fourth quarter, with the completed machine conversion in DeRidder, Lousiana, we expect higher containerboard mill production, which will allow us to reduce our outside purchases of containerboard. Corrugated products shipments are expected to be lower than in the third quarter with three less shipping days and some seasonal slowdown in demand that usually occurs during the holiday season. We also expect seasonally lower white paper shipments. Amortization of annual outage repair costs will be higher than the third quarter, and we expect seasonal increases in fuel and transportation costs. Considering these items, we expect fourth quarter 2014 earnings, excluding special items, to be lower than our third quarter earnings, excluding special items.

Results of Operations

Three Months Ended September 30, 2014, compared with Three Months Ended September 30, 2013

The historical results of operations of PCA for the three months ended September 30, 2014 and 2013, are set forth below (dollars in millions):

	Three Months Ended September 30
	2014 (a)	2013	Change
Packaging	$1,175.7	$845.4	$330.3
Paper	312.5	—	312.5
Corporate and other and eliminations	30.7	—	30.7
Net sales	$1,518.9	$845.4	$673.5

Packaging	$164.7	$154.9	$9.8
Paper	43.0	—	43.0
Corporate and other and eliminations	(19.3)	(12.1)	(7.2)
Income from operations	$188.4	$142.8	$45.6

Interest expense, net	(23.1)	(11.9)	(11.2)
Income before taxes	165.3	130.9	34.4
Income tax provision	(60.9)	(46.2)	(14.7)
Net income	$104.4	$84.7	$19.7
Net income excluding special items (b)	$123.9	$89.4	$34.5
Earnings, before interest, taxes, depreciation, and amortization (EBITDA)	$292.2	$186.9	$105.3
EBITDA excluding special items (b)	$303.0	$191.5	$111.5
____________

(a)	On October 25, 2013, we acquired Boise Inc. (Boise). The 2014 consolidated results include Boise for the full period.

(b)	See "Reconciliations of Non-GAAP Financial Measures to Reported Amounts" included in this Item 2 for a reconciliation of non-GAAP measures to the most comparable GAAP measure.

Net Sales

Net sales increased $673.5 million, or 79.7%, to $1,518.9 million during the three months ended September 30, 2014, compared with $845.4 million during the same period in 2013. The increase in third quarter 2014 related to a full quarter of Boise operations ($628.9 million) and increased sales in PCA's historical operations ($44.6 million).

Packaging. Sales increased $330.3 million, or 39.1%, to $1,175.7 million, compared with $845.4 million in third quarter 2013. A full quarter of Boise operations contributed $285.7 million of sales and the remaining $44.6 million increase related to higher sales volumes ($36.0 million) and higher sales price and mix ($8.6 million). In third quarter 2014, our corrugated products shipments increased 33.4% over the third quarter last year, or 31.4% per workday with one additional workday in third quarter 2014. Excluding Boise shipments, corrugated products shipments were up 6.2% compared with last year's third quarter, and increased 4.5% per workday. Our containerboard mills produced 858,000 tons, compared with 671,000 tons in third quarter 2013, prior to the acquisition of Boise.

Paper. Our paper segment sales include the sales for the white paper mills we acquired from Boise. Sales during the three months ended September 30, 2014, were $312.5 million. During this period, sales volumes of white paper were 287,000 tons.

Gross Profit

Gross profit increased $92.7 million, or 40.7%, during the three months ended September 30, 2014, compared with the same period in 2013. In third quarter 2014, gross profit included $21.8 million of special items, most of which related to incremental depreciation expense related to changing the estimated useful lives of newsprint-related assets in connection with our exit from the newsprint business in September 2014. Excluding special items, gross profit increased $114.5 million primarily related to a full quarter of Boise operations ($119.8 million). Gross profit from PCA's historical packaging operations decreased $5.4 million due to increased labor and fringe benefits, depreciation, freight, energy, and wood fiber, partially offset by higher sales price, volume, and mix. During the three months ended September 30, 2014, our gross profit as a percentage of net sales decreased to 21.1% of net sales, compared with 26.9% in the same period in 2013, due primarily to the addition of the white papers business whose products generally have lower margins than the products sold in the packaging business and also due to the DeRidder restructuring charges described above.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses increased $42.5 million, or 55.2%, during the three months ended September 30, 2014, compared with the same period in 2013. Excluding selling, general, and administrative expenses associated with the acquired Boise businesses of $39.9 million, selling, general, and administrative expenses increased $2.6 million, primarily due to increased salary and related fringe benefits expense ($2.5 million).

Other Expense, Net

Other expense, net, during the three months ended September 30, 2014, was $12.3 million, compared with $7.7 million during the three months ended September 30, 2013. Third quarter 2014 included DeRidder restructuring charges ($4.3 million) and integration-related and other costs ($3.0 million), while third quarter 2013 included a $3.1 million pension curtailment charge and $1.5 million of Boise acquisition-related costs. We discuss these items in more detail in Note 4, Other Expense, Net of the Condensed Notes to Unaudited Quarterly Consolidated Financial Statements in "Part I, Item1. Financial Statements" of this Form 10-Q.

Income from Operations

Income from operations increased $45.6 million, or 31.9%, during the three months ended September 30, 2014, compared with the same period in 2013. Third quarter 2014 included $29.0 million of expense from special items, including cash charges of $8.9 million and non-cash charges of $20.1 million. Third quarter 2014 special items included $26.0 million of charges related to restructuring the DeRidder mill we acquired from Boise and $3.0 million of integration-related and other costs. Third quarter 2013 income from operations included a $3.1 million pension curtailment charge and $1.5 million of Boise acquisition-related costs. Excluding these special items, income from operations increased $70.0 million during the three months ended September 30, 2014, compared with the same period in 2013. The increase in earnings, excluding special items, was driven by a full quarter of Boise operations, which contributed $77.8 million, and a $7.8 million decrease in PCA's historical earnings.

Packaging. Segment income from operations increased $9.8 million, or 6.3%, to $164.7 million, compared with $154.9 million during the three months ended September 30, 2013. Excluding special items, which included $26.0 million of DeRidder restructuring charges and $1.0 million of integration-related and other costs in third quarter 2014 and $3.1 million of pension curtailment charges in third quarter 2013, segment income increased $33.7 million to $191.7 million from $158.0 million the previous year. The increase in third quarter 2014 related to a full quarter of Boise operations ($39.1 million) and slightly lower income in PCA's pre-acquisition operations, which related to increased costs for labor and fringe benefits ($9.0 million), depreciation ($4.0 million), freight ($3.0 million), energy ($2.6 million), and wood fiber ($1.4 million), partially offset by higher sales price and mix ($8.6 million), and increased sales volumes ($6.0 million).

Paper. Segment income from operations was $43.0 million during the three months ended September 30, 2014.

Interest Expense, Net, and Income Taxes

Interest expense, net, was $23.1 million during the three months ended September 30, 2014, compared with $11.9 million during the three months ended September 30, 2013. The increase in interest expense primarily related to higher average outstanding borrowings following the acquisition of Boise. In addition, in connection with our debt repayments during the three months ended September 30, 2014, we expensed $1.5 million of deferred financing costs.

During the three months ended September 30, 2014, we recorded $60.9 million of income tax expense, compared with $46.2 million of expense during the three months ended September 30, 2013. The effective tax rate for the three months ended September 30, 2014 and 2013, was 36.8% and 35.3%, respectively.

Nine Months Ended September 30, 2014, compared with Nine Months Ended September 30, 2013

The historical results of operations of PCA for the nine months ended September 30, 2014 and 2013, are set forth below (dollars in millions):

	Nine Months Ended September 30
	2014 (a)	2013	Change
Packaging	$3,418.3	$2,400.9	$1,017.4
Paper	917.0	—	917.0
Corporate and other and eliminations	83.4	—	83.4
Net sales	$4,418.7	$2,400.9	$2,017.8

Packaging	$501.8	$395.1	$106.7
Paper	104.3	—	104.3
Corporate and other and eliminations	(76.6)	(36.1)	(40.5)
Income from operations	$529.5	$359.0	$170.5

Interest expense, net	(65.3)	(30.4)	(34.9)
Income before taxes	464.2	328.6	135.6
Income tax provision	(170.1)	(115.4)	(54.7)
Net income	$294.1	$213.2	$80.9
Net income excluding special items (b)	$344.2	$222.9	$121.3
Earnings, before interest, taxes, depreciation, and amortization (EBITDA)	$818.3	$488.8	$329.5
EBITDA excluding special items (b)	$860.3	$501.2	$359.1
____________

(a)	On October 25, 2013, we acquired Boise Inc. (Boise). The 2014 consolidated results include Boise for the full period.

(b)	See "Reconciliations of Non-GAAP Financial Measures to Reported Amounts" included in this Item 2 for a reconciliation of non-GAAP measures to the most comparable GAAP measure.

Net Sales

Net sales increased $2,017.8 million, or 84.0%, to $4,418.7 million during the nine months ended September 30, 2014, compared with $2,400.9 million during the same period in 2013. The increase in the first three quarters of 2014 related to a full period of Boise operations ($1,839.5 million) and increased sales in PCA's historical operations ($178.3 million), which resulted from higher sales volumes and higher sales price and mix.

Packaging. Sales increased $1,017.4 million, or 42.4%, to $3,418.3 million, compared with $2,400.9 million in the first three quarters of 2013. A full period of Boise operations contributed $839.1 million of sales and the remaining increase related to higher sales volumes ($108.1 million) and higher sales price and mix ($70.2 million) in PCA's historical operations. In the first three quarters of 2014, our corrugated products shipments increased 31.2% over the first three quarters of last year. Excluding Boise shipments, corrugated products shipments for the nine months ended September 30, 2014, were up 4.5% over the comparable period last year. Our containerboard mills produced 2,525,000 tons, or 1,967,000 tons excluding Boise, compared with 1,945,000 tons in 2013.

Paper. Our paper segment sales include the sales for the white paper mills we acquired from Boise. Sales during the nine months ended September 30, 2014, were $917.0 million. During this period, sales volumes of white paper were 847,000 tons.

Gross Profit

Gross profit increased $324.5 million, or 53.4%, during the nine months ended September 30, 2014, compared with the same period in 2013. In the first nine months of 2014, gross profit included $42.1 million of special items, most of which related to incremental depreciation related to changing the estimated useful lives of newsprint-related assets in connection with our exit from the newsprint business in September 2014. Excluding special items, gross profit increased $366.6 million, due primarily to a full nine months of Boise operations ($335.4 million). Gross profit from PCA's historical packaging operations increased $31.2 million due to higher sales price, volume, and mix, partially offset by increases in labor, depreciation, energy, freight, wood fiber, and chemicals. During the nine months ended September 30, 2014, our gross profit as a percentage of net sales decreased to 21.1% of net sales, compared with 25.3% in the same period in 2013, due primarily to the addition of the white papers business whose products generally have lower margins than the products sold in the packaging business and also due to the DeRidder restructuring charges described above.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses increased $132.4 million, or 58.4%, during the nine months ended September 30, 2014, compared with the same period in 2013. Excluding selling, general, and administrative expenses associated with the acquired Boise businesses of $120.8 million, selling, general, and administrative expenses increased $11.6 million, primarily due to increased salary and related fringe benefit expense ($9.7 million) and other increases, which were individually insignificant.

Other Expense, Net

Other expense, net, during the nine months ended September 30, 2014, was $44.0 million, compared with $22.5 million during the nine months ended September 30, 2013. During the first nine months of 2014 we recorded costs for the settlement of the Kleen Products LLC v Packaging Corp. of America et al class action lawsuit ($17.6 million), integration-related and other costs ($12.0 million), and DeRidder restructuring charges ($5.7 million). During the nine months ended September 30, 2013, we recorded a $10.9 million pension curtailment charge and $1.5 million of Boise acquisition-related costs. We discuss these items in more detail in Note 4, Other Expense, Net, and Note 18, Commitments, Guarantees, Indemnifications and Legal Proceedings of the Condensed Notes to Unaudited Quarterly Consolidated Financial Statements in "Part I, Item1. Financial Statements" of this Form 10-Q.

Income from Operations

Income from operations increased $170.5 million, or 47.5%, during the nine months ended September 30, 2014, compared with the same period in 2013. The first three quarters of 2014 included $77.4 million of expense from special items, including cash charges of $35.3 million and non-cash charges of $42.1 million. During the first nine months of 2014, special items included $47.8 million of charges related to restructuring the DeRidder mill we acquired from Boise, $17.6 million of costs incurred for the settlement of the Kleen Products LLC v Packaging Corp. of America et al class action lawsuit, and $12.0 million of integration-related costs. The first nine months of 2013 included $12.4 million of expense related to special items. Excluding special items, income from operations increased $235.5 million during the nine months ended September 30, 2014, compared with the same period in 2013. The increase in earnings, excluding special items, was driven by a full nine months of Boise operations, which contributed $213.0 million, and a $22.5 million improvement in PCA's historical earnings.

Packaging. Segment income from operations increased $106.7 million, or 27.0%, to $501.8 million, compared with $395.1 million during the nine months ended September 30, 2013. Excluding $47.8 million of special items related to the DeRidder restructuring and $5.4 million of integration-related and other costs during the first nine months of 2014, and a $10.9 million pension curtailment charge in the first nine months of 2013, segment income increased $149.0 million. The increase in the the first three quarters of 2014 related to a full period of Boise operations ($122.4 million, excluding the special items discuss above) and increased income in PCA's pre-acquisition operations, which related to higher sales price and mix ($70.2 million), higher sales volumes ($12.8 million), partially offset by increased costs for depreciation ($12.1 million), labor ($12.1 million), energy ($8.7 million), freight ($7.9 million), wood fiber ($5.1 million), chemicals ($4.4 million), repairs ($2.8 million), and incentives ($2.4 million).

Paper. Segment income from operations was $104.3 million during the nine months ended September 30, 2014. During this period, sales volumes of white paper were 847,000 tons.

Interest Expense, Net, and Income Taxes

Interest expense, net, was $65.3 million during the nine months ended September 30, 2014, compared with $30.4 million during the nine months ended September 30, 2013. The increase in interest expense primarily related to higher average outstanding borrowings following the acquisition of Boise. In addition, in connection with our debt repayments during the nine months ended September 30, 2014, we expensed $1.5 million of deferred financing costs.

During the nine months ended September 30, 2014, we recorded $170.1 million of income tax expense, compared with $115.4 million of expense during the nine months ended September 30, 2013. The effective tax rate for the nine months ended September 30, 2014 and 2013, was 36.6% and 35.1%, respectively.

Liquidity and Capital Resources

Sources and Uses of Cash

Our primary sources of liquidity are net cash provided by operating activities and available borrowing capacity under our revolving credit facility. At September 30, 2014, we had $154.3 million of cash and $325.0 million of unused borrowing capacity under the revolving credit facility, net of letters of credit. Currently, our primary uses of cash are for operations, capital expenditures, debt service (including voluntary payments of debt), and declared common stock dividends, which we expect to be able to fund from these sources.

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

Below is a summary table of our cash flows, followed by a discussion of our sources and uses of cash through operating activities, investing activities, and financing activities (dollars in millions):

	Nine Months Ended September 30
	2014	2013	Change
Net cash provided by (used for):
Operating activities	$556.7	$420.2	$136.5
Investing activities	(283.6)	(132.5)	(151.1)
Financing activities	(309.8)	(98.4)	(211.4)
Net increase (decrease) in cash and cash equivalents	$(36.7)	$189.3	$(226.0)

Our foreign operations are not material to our financial position or results of operations. At September 30, 2014, we had $10.3 million of cash and short-term investments held in operations outside of the United States. We indefinitely reinvest our earnings in operations outside the United States; however, if foreign earnings were repatriated at a future date, we would need to accrue and pay taxes. It is not practical to determine the amount of unrecognized deferred tax liability on these undistributed earnings because the actual tax liability, if any, is dependent on circumstances existing when the repatriation occurs.

Operating Activities

During the nine months ended September 30, 2014, net cash provided by operating activities was $556.7 million, compared with $420.2 million in the same period in 2013, an increase of $136.5 million. Cash provided by operating activities before changes in operating assets and liabilities increased $184.8 million in the first three quarters of 2014, compared with the first three quarters of 2013, primarily due to the increase in income from operations discussed above under "Results of Operations." Cash used for operating assets and liabilities totaled $86.3 million during the nine months ended September 30, 2014, compared with $38.1 million during the same period in 2013. The higher cash requirements for operating assets and liabilities were driven primarily by (a) higher accounts receivable due to increased sales, (b) higher levels of containerboard inventory needed to support our packaging business as a result of rail and truck service and availability issues, (c) higher deferred maintenance costs at our white paper mills related to planned annual mill outages, which are capitalized as assets and amortized over the remainder of the year, and (d) a decrease in accounts payable in the first three quarters of 2014 due to the timing of payments, compared with an increase in accounts payable in the first three quarters of 2013, partially offset by (1) an increase in accrued liabilities due primarily to higher accrued interest on our long-term debt and higher vacation accruals, and (2) an increase in federal and state income taxes payable in the first three quarters of 2014. Cash requirements for operating activities are subject to PCA’s operating needs and the timing of collection of receivables and payments of payables and expenses.

Investing Activities

Net cash used for investing activities during the nine months ended September 30, 2014, increased $151.1 million, to $283.6 million, compared with $132.5 million during the same period in 2013. We spent $254.9 million for capital investments during the nine months ended September 30, 2014, compared with $130.4 million during the same period in 2013. The increase in capital spending was due primarily to having a full nine months of Boise capital investments, including $79.5 million of investments related to the DeRidder conversion project discussed under "Executive Summary." On April 28, 2014, we acquired the assets of Crockett Packaging, a corrugated products manufacturer, for $21.2 million, before $0.9 million of working capital adjustments. The assets included a corrugated plant and a sheet plant in Southern California.

We expect capital investments to total about $410 million in 2014, including capital required to achieve Boise acquisition synergies, Boiler MACT spending, and the DeRidder conversion project. These expenditures could increase or decrease as a result of a number of factors, including our financial results, future economic conditions, and our regulatory compliance requirements. We currently estimate capital expenditures to comply with Boiler MACT regulations (as discussed below under "Environmental Matters") in 2014 of up to $25 million and we expect other environmental capital expenditures of about $1 million in 2014. Our estimated environmental expenditures could vary significantly depending upon the enactment of new environmental laws and regulations, including those related to greenhouse gas emissions and industrial boilers. For additional information, see "Environmental Matters" in this Management's Discussion and Analysis of Financial Condition and Results of Operations.

Financing Activities

During the nine months ended September 30, 2014, we used $309.8 million for financing activities, compared with $98.4 million during the same period in 2013. The increase in cash used for financing activities primarily relates to an increase in debt principal payments, net of debt issued. In the first nine months of 2014, we made $590.6 million of principal payments on long-term debt and capital leases and received $398.9 million of proceeds (net of debt discount) from long-term debt issuances, for a net reduction in debt of $191.7 million. To reduce the earnings risk of potential interest rate increases on variable interest rate debt, on September 5, 2014, we issued $400 million of ten-year notes with a fixed interest rate of 3.65% and used the proceeds to pay down a portion of our five-year, variable-rate term loan. In the first nine months of 2013, we made principal payments on long-term debt and capital leases of $12.0 million. We also had $48.1 million of increased dividend payments during the nine months ended September 30, 2014, compared with the same period in 2013. We only paid $69.9 million of dividends during the first nine months of 2013 as we accelerated payment of the dividend that would have been paid in January 2013 to December 2012. During the nine months ended September 30, 2014, we withheld 168,464 shares from vesting equity awards to cover employee tax liabilities of $12.1 million, compared with $10.9 million in first nine months of 2013. Proceeds from the exercise of stock options and tax benefits from share-based awards contributed $15.5 million in the first three quarters of 2014, compared with $10.3 million in the same period in 2013. Cash payments of financing costs decreased $5.0 million in the first nine months of 2014, compared with 2013.

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

Reconciliations of Non-GAAP Financial Measures to Reported Amounts

Income from operations excluding special items, net income excluding special items, EBITDA, and EBITDA excluding special items are non-GAAP financial measures. Management excludes special items and uses non-GAAP measures to focus on on-going operations and assess its operating performance and believes that it is useful to investors because it enables them to perform meaningful comparisons of past and present operating results. Additionally, EBITDA and EBITDA excluding special items measures are presented because they provide a means to evaluate the performance of our segments and our company on an ongoing basis using the same measures that are used by our management and because these measures are frequently used by investors and other interested parties in the evaluation of companies and the performance of their segments. Any analysis of non-GAAP financial measures should be done in conjunction with results presented in accordance with GAAP. The non-GAAP measures are not intended to be substitutes for GAAP financial measures and should not be used as such. Reconciliations of the non-GAAP measures to the most comparable measure reported in accordance with GAAP for the three and nine months ended September 30, 2014 and 2013, follow (in millions, except per share amounts):

	Three Months Ended September 30
	2014 (a)		2013
	Income from Operations	Net Income	Income from Operations	Net Income
As reported in accordance with GAAP	$188.4	$104.4	$142.8	$84.7
Special items:
DeRidder restructuring (b)	26.0	16.6	—	—
Integration-related and other costs (c)(d)	3.0	2.9	—	—
Pension curtailment charges (e)	—	—	3.1	2.0
Acquisition-related financing costs (f)	—	—	—	1.7
Acquisition-related costs (f)	—	—	1.5	1.0
Total special items	29.0	19.5	4.6	4.7
Excluding special items	$217.4	$123.9	$147.4	$89.4

	Nine Months Ended September 30
	2014 (a)		2013
	Income from Operations	Net Income	Income from Operations	Net Income
As reported in accordance with GAAP	$529.5	$294.1	$359.0	$213.2
Special items:
DeRidder restructuring (b)	47.8	30.4	—	—
Integration-related and other costs (c)(d)	12.0	8.5	—	—
Class action lawsuit settlement (e)	17.6	11.2	—	—
Pension curtailment charges (f)	—	—	10.9	7.0
Acquisition-related financing costs (g)	—	—	—	1.7
Acquisition-related costs (g)	—	—	1.5	1.0
Total special items	77.4	50.1	12.4	9.7
Excluding special items	$606.9	$344.2	$371.4	$222.9
________

(a)	On October 25, 2013, we acquired Boise Inc. (Boise). The 2014 consolidated results include Boise for the full period.

(b)
Amounts relate primarily to the conversion of the Number 3 newsprint machine at our DeRidder, Louisiana, mill to produce lightweight linerboard and corrugating medium, and our exit from the newsprint business in September 2014. Most of the costs relate to accelerating the depreciation on the Number 3 newsprint machine.

(c)	The three and nine months ended September 30, 2014, include $3.0 million and $12.0 million, respectively, of Boise acquisition integration-related and other costs recorded in "Other expense, net".

(d)
The three and nine months ended September 30, 2014, both include $1.5 million of expense related to the write-off of deferred financing costs in connection with the debt refinancing discussed in Note 10, Debt. These costs are recorded in "Interest expense, net".

(e)
The nine months ended September 30, 2014, includes $17.6 million of costs for the settlement of the Kleen Products LLC v Packaging Corp. of America et al class action lawsuit. See Note 18, Commitments, Guarantees, Indemnifications and Legal Proceedings, for more information. These costs are recorded in "Other expense, net".

(f)
The three and nine months ended September 30, 2013, both include non-cash pension curtailment charges related to pension plan changes in which certain hourly corrugated plant and containerboard mill employees will transition from a defined benefit pension plan to a defined contribution (401k) plan. These costs are recorded in "Other expense, net".

(g)
The three and nine months ended September 30, 2013, both include acquisition-related costs, primarily for professional fees related to transaction-advisory services and expenses related to financing the acquisition of Boise.

The following table reconciles net income to EBITDA and EBITDA excluding special items for the periods indicated (dollars in millions):

	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013
Net income	$104.4	$84.7	$294.1	$213.2
Interest expense, net	23.1	11.9	65.3	30.4
Income tax provision	60.9	46.2	170.1	115.4
Depreciation, amortization, and depletion	103.8	44.1	288.8	129.8
EBITDA	$292.2	$186.9	$818.3	$488.8
Special items:
DeRidder restructuring	$7.8	$—	$12.4	$—
Integration-related and other costs	3.0	—	12.0	—
Class action lawsuit settlement	—	—	17.6	—
Pension curtailment charges	—	3.1	—	10.9
Acquisition-related costs	—	1.5	—	1.5
EBITDA excluding special items	$303.0	$191.5	$860.3	$501.2

The following table reconciles segment income (loss) to EBITDA and EBITDA excluding special items:

	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013
Packaging
Segment income	$164.7	$154.9	$501.8	$395.1
Depreciation, amortization, and depletion	88.8	43.7	245.7	128.7
EBITDA	253.5	198.6	747.5	523.8
DeRidder restructuring	7.8	—	12.4	—
Integration-related and other costs	1.0	—	5.4	—
Pension curtailment charges	—	3.1	—	10.9
EBITDA excluding special items	$262.3	$201.7	$765.3	$534.7

Paper
Segment income	$43.0	$—	$104.3	$—
Depreciation, amortization, and depletion	12.9	—	37.2	—
EBITDA	55.9	—	141.5	—
Integration-related and other costs	—	—	(0.4)	—
EBITDA excluding special items	$55.9	$—	$141.1	$—

Corporate and Other
Segment loss	$(19.3)	$(12.1)	$(76.6)	$(36.1)
Depreciation, amortization, and depletion	2.1	0.4	5.9	1.1
EBITDA	(17.2)	(11.7)	(70.7)	(35.0)
Integration-related and other costs	2.0	—	7.0	—
Class action lawsuit settlement	—	—	17.6	—
Acquisition-related costs	—	1.5	—	1.5
EBITDA excluding special items	$(15.2)	$(10.2)	$(46.1)	$(33.5)

EBITDA	$292.2	$186.9	$818.3	$488.8

EBITDA excluding special items	$303.0	$191.5	$860.3	$501.2

Market Risk and Risk Management Policies

PCA is exposed to the impact of interest rate changes and changes in the market value of its financial instruments. We periodically enter into derivatives to minimize these risks, but not for trading purposes. At September 30, 2014, we had no derivative instruments outstanding. For a discussion of derivatives and hedging activities, see Note 11, Derivative Instruments and Hedging Activities, of the Notes to Consolidated Financial Statements in "Part II, Item 8. Financial Statements and Supplementary Data" of our updated 2013 Financial Statements.

The interest rates on approximately 70% of PCA’s debt are fixed. A one percent increase in interest rates related to variable-rate debt would have resulted in an increase in interest expense and a corresponding decrease in income before taxes of $7.1 million annually.

Off-Balance-Sheet Activities

The Company does not have any off-balance sheet arrangements as of September 30, 2014.

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

PCA has included in its updated 2013 Financial Statements, a discussion of its critical accounting policies and estimates which require management's most difficult, subjective, or complex judgments used in the preparation of its consolidated financial statements. PCA has not had any changes to these critical accounting estimates during the first nine months of 2014.

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

Prior to filing this report, PCA completed an evaluation under the supervision and with the participation of PCA’s management, including PCA’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of PCA’s disclosure controls and procedures as of September 30, 2014. The evaluation of PCA’s disclosure controls and procedures included a review of the controls’ objectives and design, PCA’s implementation of the controls, and the effect of the controls on the information generated for use in this report. Based on this evaluation, PCA’s Chief Executive Officer and Chief Financial Officer concluded that PCA’s disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2014.

Changes in Internal Control Over Financial Reporting

On October 25, 2013, PCA acquired Boise Inc. ("Boise"). PCA is in the process of integrating Boise into its operations. PCA is analyzing, evaluating, and where necessary, implementing changes in controls and procedures relating to the Boise business as such integration proceeds. As a result, this process may result in additions or changes to PCA's internal control over financial reporting. Except as it relates to the acquisition of Boise, during the quarter ended September 30, 2014, there were no changes in internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, PCA’s internal control over financial reporting.

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

The following table presents information related to our repurchases of common stock made under our plan announced on December 14, 2011, and shares withheld to cover taxes on vesting of equity awards, during the three months ended September 30, 2014:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (a)		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
July 1-31, 2014	2,607		$71.49	—	$98,086
August 1-31, 2014	1,529		68.73	—	98,086
September 1-30, 2014	—		—	—	98,086
Total	4,136	(a)	$70.47	—	$98,086
 ____________

(a)	4,136 shares were withheld from employees to cover income and payroll taxes on equity awards that vested during the period.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS

Exhibit Number	Description
4.1
Officers’ Certificate, dated September 5, 2014, pursuant to Section 301 of the Indenture, dated July 21, 2003, by and between Packaging Corporation of America and U.S. Bank National Association (Incorporated herein by reference to Exhibit 4.1 to PCA’s Current Report on Form 8-K filed September 5, 2014, File No. 1-15399).

4.2	3.650% Senior Notes due 2024 (Incorporated herein by reference to Exhibit 4.2 to PCA’s Current Report on Form 8-K filed September 5, 2014, File No. 1-15399).
18	Letter of Independent Registered Public Accounting Firm regarding Change in Accounting Principle; Goodwill. †
31.1	Certification of Chief Executive Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. †
31.2	Certification of Chief Financial Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. †
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †
101
The following financial information from Packaging Corporation of America’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Income and Comprehensive Income for the three and nine months ended September 30, 2014 and 2013, (ii) Consolidated Balance Sheets at September 30, 2014 and December 31, 2013, (iii) Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013, and (iv) the Condensed Notes to Unaudited Quarterly Consolidated Financial Statements. †

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
Date: November 7, 2014