Form 10-K
period 2014-12-31
PACKAGING CORP OF AMERICA
filed 2015-02-27
CIK 75677

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
Commission file number 1-15399
______________________________________

(Exact Name of Registrant as Specified in its Charter)

Delaware	36-4277050
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1955 West Field Court, Lake Forest, Illinois	60045
(Address of Prinicpal Executive Offices)	(Zip Code)
Registrant's telephone number, including area code: (847) 482-3000
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
At June 30, 2014, the last day of the Registrant's most recently completed second fiscal quarter, the aggregate market value of Registrant's common equity held by non-affiliates was approximately $6,937,544,233 based upon the closing sale price as reported on the New York Stock Exchange. This calculation of market value has been made for the purposes of this report only and should not be considered as an admission or conclusion by the Registrant that any person is in fact an affiliate of the Registrant.
On January 30, 2015, there were 98,368,249 shares of Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Specified portions of the Proxy Statement for the Registrant's 2015 Annual Meeting of Stockholders are incorporated by reference to the extent indicated in Part III of this Form 10-K.

i

ii

PART I

Item 1.	BUSINESS

Packaging Corporation of America ("we," "us," "our," "PCA," or the "Company") is the fourth largest producer of containerboard and the third largest producer of white papers in North America, based on production capacity. We operate eight mills and 99 corrugated products manufacturing plants. We are headquartered in Lake Forest, Illinois, and have approximately 14,000 employees. Our operations are primarily in the United States and we have some converting operations in Europe, Mexico, and Canada.

On October 25, 2013, PCA acquired Boise Inc. (Boise) for $2.1 billion, including the fair value of assumed debt. After the acquisition, we began reporting in three reportable segments: Packaging, Paper, and Corporate and Other. We present information pertaining to each of our segments and the geographic areas in which they operate in Note 18, Segment Information, of the Notes to Consolidated Financial Statements in "Part II, Item 8. Financial Statements and Supplementary Data" of this Form 10-K. For more information about our acquisition of Boise, see Note 3, Acquisitions, of the Notes to Consolidated Financial Statements.

Production and Shipments

The following table summarizes the Packaging segment's containerboard production and corrugated products shipments and the Paper segment's production, including Boise Inc. Boise's historical data for periods prior to the acquisition on October 25, 2013, are included for comparative purposes only, and are not included in PCA's historical results.

			First Quarter	Second Quarter	Third Quarter	Fourth Quarter (a)	Full Year
Containerboard Production	PCA	2014	821	846	858	927	3,452
(thousand tons)		2013	646	629	671	803	2,749
		2012	640	638	670	652	2,600
	Boise	2013	171	188	196	50	605
		2012	186	180	189	193	748

Corrugated Shipments (BSF)	PCA	2014	11.6	12.1	12.4	12.1	48.2
		2013	8.8	9.4	9.3	10.9	38.4
		2012	8.5	8.8	8.6	8.8	34.7
	Boise	2013	2.4	2.5	2.4	0.7	8.0
		2012	2.3	2.4	2.5	2.4	9.6

Newsprint Production	PCA	2014	56	56	50	—	162
(thousand tons)		2013	—	—	—	44	44
	Boise	2013	53	58	60	15	186
		2012	55	58	60	60	233

White Paper (UFS) Production	PCA	2014	286	275	296	287	1,144
(thousand tons)		2013	—	—	—	208	208
	Boise	2013	303	301	323	76	1,003
		2012	320	313	323	293	1,249

Market Pulp Production	PCA	2014	26	23	26	25	100
(thousand tons)		2013	—	—	—	20	20
	Boise	2013	24	24	29	5	82
		2012	39	30	26	25	120
____________

(a)
Production and shipments activity prior to the acquisition of Boise on October 25, 2013, is included in the "Boise" fourth quarter 2013 production and shipments. Activity subsequent to the acquisition of Boise is included in the "PCA" fourth quarter 2013 production and shipments.

Below is a map of our locations:

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

During the year ended December 31, 2014, our Packaging segment produced 3.5 million tons of containerboard at our mills. Our corrugated products manufacturing plants sold about 48.2 billion square feet (BSF) of corrugated products. Our net sales to third parties totaled $4.5 billion in 2014.

On October 17, 2014, we completed the No. 3 newsprint machine conversion at the DeRidder, Louisiana, mill to produce containerboard. After startup, the converted machine produced 58,000 tons of containerboard during the fourth quarter. We stopped producing newsprint in September 2014.

Facilities

We manufacture our Packaging products at five containerboard mills, one containerboard machine (at our Wallula, Washington, white paper mill), corrugated manufacturing operations, and protective packaging operations. The following provides more details of our operations:

Counce.    Our Counce, Tennessee, mill produces kraft linerboard. Its year-end 2014 annual estimated production capacity, as reported to the American Forest and Paper Association (AF&PA), was 1,070,000 tons. In 2014, the mill produced 1,079,000 tons of kraft linerboard on two paper machines. The mill can produce basis weights from 26 lb. to 90 lb. The mill also produces a variety of performance and specialty grades of linerboard.

DeRidder.    Our DeRidder, Louisiana, mill, acquired as part of the Boise acquisition, produces kraft linerboard on its No. 1 machine and linerboard and medium on its newly-converted No. 3 machine. The year-end 2014 estimated capacity reported to the AF&PA, on the two machines, was 935,000 tons. The No. 1 machine produced 601,000 tons of kraft linerboard during 2014. The No. 3 machine, which was converted from a newsprint machine and began operation as a containerboard machine on October 17, 2014, produced 46,000 tons of medium and 12,000 tons of linerboard after conversion. The mill can produce linerboard in basis weights of 26 lb. to 69 lb. and medium in basis weights of 23 lb. to 33 lb.

Valdosta.    Our Valdosta, Georgia, mill produces kraft linerboard. Its year-end 2014 annual estimated production capacity, as reported to the AF&PA, was 570,000 tons. In 2014, our single paper machine at Valdosta produced 573,000 tons of kraft linerboard. The mill can produce basis weights from 35 lb. to 96 lb.

Tomahawk.    Our Tomahawk, Wisconsin, mill produces semi-chemical corrugating medium. Its year-end 2014 annual estimated production capacity, as reported to the AF&PA, was 555,000 tons. In 2014, the mill produced 555,000 tons of semi-chemical corrugating medium on two paper machines. The Tomahawk mill can produce basis weights from 23 lb. to 47 lb. and a variety of performance and specialty grades of corrugating medium.

Filer City.    Our Filer City, Michigan, mill produces semi-chemical corrugating medium. Its year-end 2014 annual estimated production capacity, as reported to the AF&PA, was 440,000 tons. In 2014, the mill produced 444,000 tons on three paper machines. Filer City can produce corrugating medium in basis weight from 20 lb. to 47 lb.

Wallula. Our Wallula, Washington, mill, acquired as part of the Boise acquisition, primarily produces white paper, but also produces corrugating medium on one of its paper machines. Its year-end 2014 annual estimated production capacity of medium, as reported to the AF&PA, was 145,000 tons. In 2014, the mill produced 142,000 tons of corrugating medium. Wallula can produce corrugating medium in basis weights from 23 lb. to 45 lb.

We operate 99 corrugated manufacturing operations, a technical and development center, eight regional design centers, a rotogravure printing operation, and a complement of packaging supplies and distribution centers. Of the 99 manufacturing facilities, 65 operate as combining operations, commonly called corrugated plants, which manufacture corrugated sheets and finished corrugated containers, 33 are sheet plants which procure combined sheets and manufacture finished corrugated containers, and one is a corrugated sheet-only manufacturer.

We have corrugated manufacturing operations in 32 states in the U.S. We also have Hexacomb converting operations outside of the continental U.S., including three facilities in Europe, two in Mexico, and one in Canada.

Corrugated products plants tend to be located in close proximity to customers to minimize freight costs. Each of our plants serve a market radius of around 150 miles. Our sheet plants are generally located in close proximity to our larger corrugated plants, which enables us to offer additional services and converting capabilities such as small volume and quick turnaround items.

Major Raw Materials Used

Fiber supply.    Fiber is the single largest raw material cost to manufacture containerboard. We consume both wood fiber and recycled fiber in our containerboard mills. We have no 100% recycled mills, or mills whose fiber consumption consists solely of recycled fiber. To reduce our fiber costs, we have invested in processes and equipment to ensure a high degree of fiber flexibility. Our mill system has the capability to shift a portion of its fiber consumption between softwood, hardwood, and recycled sources. All of our mills, other than the Valdosta mill, can utilize some recycled fiber in their containerboard production. Our ability to use various types of virgin and recycled fiber helps mitigate the impact of changes in the prices of various fibers. Our corrugated manufacturing operations generate recycled fiber as a by-product from the manufacturing process, which is sold to our mills directly or through trade agreements. In 2014, we were a net recycled fiber buyer of less than 13% of our packaging mills' fiber requirements.

We procure wood fiber through leases of cutting rights, long-term supply agreements, and market purchases. We currently lease the cutting rights to approximately 88,000 acres of timberland located near our Counce, Tennessee, and Valdosta, Georgia, mills. Virtually all of the acres under cutting rights agreements are located within 100 miles of these two mills which results in lower wood transportation costs and provides a secure source of wood fiber. These leased cutting rights agreements have terms with about 14 years remaining, on average.

We participate in the Sustainable Forestry Initiative® (SFI) and we are certified under the SFI sourcing standards. These standards are aimed at ensuring the long-term health and conservation of forestry resources. We are committed to sourcing wood fiber through environmentally, socially, and economically sustainable practices and promoting resource and conservation stewardship ethics.

Energy supply.  Energy at our packaging mills is obtained through purchased or self-generated fuels and electricity. Fuel sources include natural gas, by-products of the containerboard manufacturing and pulping process (including black liquor and wood waste), purchased wood waste, coal, and oil. Each of our mills self-generates process steam requirements from by-products (black liquor and wood waste), as well as from the various purchased fuels. The process steam is used throughout the production process and also to generate electricity.

In 2014, our packaging mills consumed about 59 million MMBTU’s of fuel to produce both steam and electricity. Of the 59 million MMBTU’s consumed, about 59% was from mill generated by-products, and 41% was from purchased fuels. Of the 41% in purchased fuels, 41% was from natural gas, 38% was from purchased wood waste, and 14% was from coal.

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

Containerboard produced in our mills is shipped by rail or truck. Rail shipments typically represent approximately 65% of the tons shipped and the remaining 35% is comprised of truck shipments. Our corrugated products are delivered by truck due to our large number of customers and their demand for timely service. Our corrugated manufacturing operations typically serve customers within a 150 mile radius. We use third-party warehouses for short-term storage of corrugated products.

Customers

We sell corrugated products to approximately19,000 customers in over 30,000 locations. About three-quarters of our corrugated products sales are to regional and local accounts, which are broadly diversified across industries and geographic locations. The remaining one-quarter of our customer base consists primarily of national accounts that have multiple locations and are served by a number of PCA plants. No single customer exceeds 10% of segment sales.

The primary end-use markets in the United States for corrugated products are shown below as reported in the 2013 Fibre Box Association annual report:

Food, beverages, and agricultural products	40%
Retail and wholesale trade	21%
Paper and other products	20%
Miscellaneous manufacturing	9%
Chemical, plastic, and rubber products	7%
Furniture and related products	3%

Competition

As of December 31, 2014, we are the fourth largest producer of containerboard and corrugated products in the United States, according to industry sources and our own estimates. According to industry sources, corrugated products are produced by about 535 U.S. companies operating approximately 1,200 plants. The primary basis for competition for most of our packaging products includes quality, service, price, product design, and innovation. Most corrugated products are manufactured to the customer’s specifications. Corrugated producers generally sell within a 150-mile radius of their plants and compete with other corrugated producers in their local region. Competition in our corrugated product operations tends to be regional, although we also face competition from large competitors with significant national account presence, and competition varies based on each type of corrugated container we sell.

On a national level our primary competitors are International Paper Company, Rock-Tenn Company, Georgia-Pacific LLC, and KapStone Paper and Packaging Corporation. However, with our strategic focus on regional and local accounts, we also compete with the smaller, independent converters.

Paper

Our Paper segment operating under the trade name Boise Paper, was acquired with the acquisition of Boise Inc. on October 25, 2013. We are the third largest manufacturer of white papers in North America, according to industry sources and our own estimates. We manufacture and sell white papers, including both commodity and specialty papers, which may have custom or specialized features such as colors, coatings, high brightness, and recycled content. White papers consist of communication papers (cut-size office papers and printing and converting papers) and pressure sensitive papers, including release liners, which our customers use to produce labels for use in consumer and commercially-packaged products. The Paper segment also produces market pulp on one paper machine at our Wallula, Washington, mill, which is sold to outside customers to produce paper products.

Facilities

We have three white paper mills located in the United States. The following paragraphs describe our white paper mills:

Jackson. Our Jackson, Alabama, mill produces both commodity and specialty papers. Its year-end 2014 annual estimated production capacity of white papers on two paper machines, as reported to the AF&PA, was 490,000 tons. In 2014, the mill produced 494,000 tons of white papers. On a converted basis, from rollstock to cut-size white papers, the mill produced 416,000 tons in 2014.

International Falls. Our International Falls, Minnesota, mill produces both commodity and specialty papers. Its year-end 2014 annual estimated production capacity of white papers on two paper machines, as reported to the AF&PA, was 455,000 tons. In 2014, the mill produced 457,000 tons of white papers. On a converted basis, from rollstock to cut-size white papers, the mill produced 335,000 tons in 2014.

Wallula. Our Wallula, Washington, mill has the ability, on one machine, to switch production between pressure sensitive papers and a variety of white paper grades. The mill also produces corrugating medium and market pulp. Its year-end 2014 annual estimated production capacity of white paper grades and market pulp, as reported to the AF&PA, was 190,000 tons and 100,000 tons, respectively. The corrugating medium produced at Wallula is included in our Packaging segment as discussed above. In 2014, the mill produced 193,000 tons of white papers and 100,000 tons of market pulp.

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

We participate in the Sustainable Forestry Initiative® (SFI) and the Forest Stewardship Council® (FSC) and are certified under the SFI sourcing standards. We procure all wood fiber for our white paper mills through our certified systems that are managed in accordance with the SFI and FSC standards. These standards are aimed at ensuring the long-term health and conservation of forestry resources.

Energy supply.  We obtain energy through purchased or self-generated fuels and electricity. Fuel sources include natural gas, electricity, by-products of the manufacturing and pulping process (including black liquor and wood waste), and purchased wood waste. Each of the paper mills self-generates process steam requirements from by-products (black liquor and wood waste), as well as from the various purchased fuels. The process steam is used throughout the production process and also to generate electricity.

In 2014, our white paper mills consumed about 29 million MMBTU’s of fuel to produce both steam and electricity. Of the 29 million MMBTU’s consumed, about 64% was from mill generated by-products, and 36% was from purchased fuels. Of the 36% in purchased fuels, 71% was from natural gas, and 29% from purchased wood waste.

Chemical supply. We consume a significant amount of chemicals in the production of white papers and pulp, including starch, precipitated calcium carbonate, caustic soda, sodium chlorate, dyestuffs, and optical brighteners. Most of our chemicals are purchased under contracts, which may contain price adjustment mechanisms or fixed prices designed to provide greater pricing stability than open-market purchases. These contracts are bid or negotiated periodically.

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

Customers

We have over 200 customers in approximately 500 locations.  These customers include paper merchants, commercial and financial printers, envelope converters, and customers who use our pressure sensitive paper for specialty applications such as consumer and commercial product labels. We have established long-term relationships with many of our customers. OfficeMax Incorporated (OfficeMax), a wholly-owned subsidiary of Office Depot, Inc., is our largest customer in the Paper segment. We have an agreement with OfficeMax in which we will supply at least 80% of OfficeMax's requirements for commodity office papers through December 2017; however, there are circumstances that could cause the agreement to terminate before 2017. If this were to occur, OfficeMax's purchase obligations under the agreement would phase out over two years. OfficeMax was acquired by Office Depot, Inc. late in 2013. In 2014, our sales revenue to Office Depot (including OfficeMax) represented 44% of our Paper segment sales revenue.

Competition

The markets in which our Paper segment competes are large and highly competitive. Commodity grades of white paper are globally traded, with numerous worldwide manufacturers, and as a result, these products compete primarily on the basis of price. All of our paper manufacturing facilities are located in the United States, and although we compete primarily in the domestic market, we do face competition from foreign producers, and have experienced increased foreign competition in recent years. The level of this competition varies depending on domestic and foreign demand and foreign currency exchange rates. In general, paper production does not rely on proprietary processes or formulas, except in highly specialized or custom grades.

In January 2015, we, along with the United Steel Workers (USW) and other domestic paper producers, filed a petition before the United States International Trade Commission and the United States Department of Commerce, alleging that paper producers in China, Indonesia, Australia, Brazil, and Portugal are selling products in the United States and/or receiving government subsidies in violation of international trade rules. The agencies will investigate the claims over the next 12 to 15 months. If the investigations determine that trade rules were violated, then antidumping and/or countervailing duties will be imposed on imports from the countries found in violation. We cannot provide any assurance as to the ultimate outcome of these investigations.

Our largest competitors include Domtar Corporation, International Paper Company, and Georgia-Pacific LLC. Although price is the primary basis for competition in most of our paper grades, quality, and service are important competitive determinants. Our white papers compete with electronic data transmission, e-readers, electronic document storage alternatives, and paper grades we do not produce. Increasing shifts to these alternatives have had, and are likely to continue to have, an adverse effect on traditional print media and paper usage.

Corporate and Other

Our Corporate and Other segment includes corporate support staff services and related assets and liabilities, and foreign exchange gains and losses. This segment also includes transportation assets, such as rail cars and trucks, which we use to transport our products from our manufacturing sites and assets related to a 50% owned variable interest entity, Louisiana Timber Procurement Company, L.L.C. (LTP). For segment financial information see Note 18, Segment Information, of the Notes to Consolidated Financial Statements in "Part II, Item 8. Financial Statements and Supplementary Data" of this Form 10-K.

Employees

As of December 31, 2014, we had approximately 14,000 employees, including 4,300 salaried employees and 9,700 hourly employees. Approximately 75% of our hourly employees are represented by unions. The majority of our unionized employees are represented by the USW, the International Brotherhood of Teamsters (IBT), the International Association of Machinists (IAM), and the Association of Western Pulp and Paper Workers (AWPPW). We are currently in negotiations to renew or extend any union contracts that have recently expired or are expiring in the near future, including the agreements at our Jackson, Alabama, paper mill, which expired August 31, 2014, and DeRidder, Tomahawk, and a portion of International Falls mill, which all expire in 2015. During 2014, we experienced no work stoppages and we believe we have satisfactory labor relations with our employees.

Environmental Matters

Our discussion of the financial impact of our compliance with environmental laws is presented under the caption "Environmental Matters" in "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-K.

Executive Officers of the Registrant

Brief statements setting forth the age at February 27, 2015, the principal occupation, employment during the past five years, the year in which such person first became an officer of PCA, and other information concerning each of our executive officers appears below.

Mark W. Kowlzan, 59, Chief Executive Officer and Director - Mr. Kowlzan has served as Chief Executive Officer and a director of PCA since July 2010. From 1998 through June 2010, Mr. Kowlzan led the company’s containerboard mill system, first as Vice President and General Manager and then as Senior Vice President - Containerboard. From 1996 through 1998, Mr. Kowlzan served in various senior mill-related operating positions with PCA and Tenneco Packaging, including as manager of the Counce linerboard mill. Prior to joining Tenneco Packaging, Mr. Kowlzan spent 15 years at International Paper Company, where he held a series of operational and managerial positions within its mill organization. Mr. Kowlzan is a member of the board of American Forest and Paper Association.

Thomas A. Hassfurther, 59, Executive Vice President - Corrugated Products - Mr. Hassfurther has served as Executive Vice President - Corrugated Products of PCA since September 2009. From February 2005 to September 2009, Mr. Hassfurther served as Senior Vice President - Sales and Marketing, Corrugated Products. Prior to this he held various senior-level management and sales positions at PCA and Tenneco Packaging. Mr. Hassfurther joined the company in 1977.

Richard B. West, 62, Senior Vice President and Chief Financial Officer - Mr. West has served as Chief Financial Officer of PCA since March 1999 and as Senior Vice President since March 2002. From April 1999 to June 2007, Mr. West also served as Corporate Secretary. From 1995 through April 1999, Mr. West served in various senior financial positions with PCA and Tenneco Packaging. Prior to joining Tenneco Packaging, Mr. West spent 20 years with International Paper Company in various financial positions.

Judith M. Lassa, 56, Senior Vice President - Paper - Ms. Lassa has served as Senior Vice President - Paper since October 2013. Prior to PCA’s acquisition of Boise Inc., she served as Executive Vice President and Chief Operating Officer of Boise from January 2013 to October 2013. Ms. Lassa served as Senior Vice President of Boise's paper and specialty products operations from November 2010 to December 2012. Prior to November 2010, she served in a number of capacities with Boise Cascade Corporation, Boise Cascade, L.L.C. and Boise Inc.

Thomas W.H. Walton, 55, Senior Vice President - Sales and Marketing, Corrugated Products - Mr. Walton has served as Senior Vice President - Sales and Marketing, Corrugated Products since October 2009. Prior to this, he served as a Vice President and Area General Manager within the Corrugated Products Group since 1998. Mr. Walton joined the company in 1981 and has also held positions in production, sales, and general management.

Kent A. Pflederer, 44, Senior Vice President, General Counsel and Secretary - Mr. Pflederer has served as General Counsel and Corporate Secretary since June 2007 and Senior Vice President since January 2013. Prior to joining PCA, Mr. Pflederer served as Senior Counsel, Corporate and Securities, at Hospira, Inc. from 2004 to 2007 and served in the corporate and securities practice at Mayer Brown, LLP from 1996 to 2004.

Charles J. Carter, 55, Senior Vice President - Containerboard Mill Operations - Mr. Carter has served as Senior Vice President - Containerboard Mill Operations since July 2013. Prior to this, he served as Vice President – Containerboard Mill Operations since January 2011. From March 2010 to January 2011, Mr. Carter served as PCA’s Director of Papermaking Technology. Prior to joining PCA in 2010, Mr. Carter spent 28 years with various pulp and paper companies in managerial and technical positions of increasing responsibility, most recently as Vice President and General Manager of the Calhoun, Tennessee, mill of Abitibi Bowater from 2007 to 2010 and as manager of SP Newsprint’s Dublin, Georgia, mill from 1999 to 2007.

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

Some of the statements in this report and, in particular, statements found in Management’s Discussion and Analysis of Financial Condition and Results of Operations, that are not historical in nature are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements about our expectations regarding our future liquidity, earnings, expenditures, and financial condition. These statements are often identified by the words "will," "should," "anticipate," "believe," "expect," "intend," "estimate," "hope," or similar expressions. These statements reflect management’s current views with respect to future events and are subject to risks and uncertainties. There are important factors that could cause actual results to differ materially from those in forward-looking statements, many of which are beyond our control. These factors, risks and uncertainties include, but are not limited to, the factors described below.

Our actual results, performance, or achievement could differ materially from those expressed in, or implied by, these forward-looking statements, and accordingly, we can give no assurances that any of the events anticipated by the forward-

looking statements will transpire or occur, or if any of them do so, what impact they will have on our results of operations or financial condition. In view of these uncertainties, investors are cautioned not to place undue reliance on these forward-looking statements. We expressly disclaim any obligation to publicly revise any forward-looking statements that have been made to reflect the occurrence of events after the date hereof.

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

Industry Risks

Industry Cyclicality - Changes in the prices of our products could materially affect our financial condition, results of operations, and liquidity. Macroeconomic conditions and fluctuations in industry capacity can create changes in prices, sales volumes, and margins for most of our products, particularly commodity grades of packaging and paper products. Prices for all of our products are driven by many factors, including general economic conditions, demand for our products, and competitive conditions in our industry, and we have little influence over the timing and extent of price changes, which are often volatile. If supply exceeds demand, prices for our products could decline, resulting in decreased earnings and cash generated from operations. Additionally, market conditions beyond our control can affect the prices for our commodity products. If the prices for our products decline or if we are unable to control our costs, it could have a material adverse effect on our operating cash flows, profitability, and liquidity.

Competition  - The intensity of competition in the industries in which we operate could result in downward pressure on pricing and volume, which could lower earnings and cash generated from operations. Our industries are highly competitive, with no single containerboard, corrugated packaging, or white paper producer having a dominant position. Containerboard and commodity white paper products cannot generally be differentiated by producer, which tends to intensify price competition. The corrugated packaging industry is also sensitive to changes in economic conditions, as well as other factors including innovation, design, quality, and service. To the extent that one or more competitors are more successful than we are with respect to any key competitive factor, our business could be adversely affected. Our packaging products also compete, to some extent, with various other packaging materials, including products made of paper, plastics, wood, and various types of metal. Our white paper products compete with electronic data transmission and document storage alternatives. Increasing shifts to electronic alternatives have had and will continue to have an adverse effect on usage of these products. The intensity of competition could lead to a reduction in our market share as well as lower sales prices for our products, both of which could reduce our earnings and cash flow.

Several of our competitors are larger than we are and may have greater financial and other resources, greater manufacturing economies of scale, greater energy self sufficiency, or lower operating costs, compared with our company. We may be unable to compete with these companies particularly during economic downturns. Some of the factors that may adversely affect our ability to compete in the markets in which we participate include the entry of new competitors (including overseas producers, who have increased imports of white paper to the United States in recent years and some of whom we believe may be violating international trade rules) into the markets we serve, our competitors' pricing strategies, our inability to anticipate and respond to changing customer preferences, and our inability to maintain the cost-efficiency of our facilities.

Company Risks

Inflation and Other General Cost Increases - We are subject to both contractual, inflation, and other general cost increases. If we are unable to offset these cost increases by price increases, growth, and/or cost reductions in our operations, these inflation and other general cost increases could have a material adverse effect of our operating cash flows, profitability, and liquidity.

In 2014, our total company costs including cost of sales (COS) and selling, general, and administrative expenses (SG&A) was $5.1 billion, and excluding non-cash costs (depreciation, pension, and share-based compensation expense) was $4.7 billion. A 1% increase in COS and SG&A costs would increase costs by $51 million and cash costs by $47 million.

Certain items of product input costs have historically been subject to more cost volatility including fiber, purchased energy, and chemicals.

Cost of Fiber - An increase in the cost of fiber could increase our manufacturing costs and lower our earnings. The market price of wood fiber varies based upon availability, source, and the costs of fuels used in the harvesting and transportation of wood fiber. The cost and availability of wood fiber can also be impacted by weather, general logging conditions, and geography.

The availability and cost of recycled fiber depends heavily on recycling rates and the domestic and global demand for recycled products. We purchase recycled fiber for use at seven of our eight mills. In 2014, we purchased approximately 493,000 tons of recycled fiber, net of the recycled fiber generated by our corrugated box plants. The amount of recycled fiber purchased each year varies based upon production and the prices of both recycled fiber and wood fiber.

Periods of supply and demand imbalance have tended to create significant price volatility. Periods of higher recycled fiber costs and unusual price volatility have occurred in the past and may occur again in the future, which could result in lower or volatile earnings.

Cost of Purchased Energy and Chemicals - An increase in the cost of purchased energy and chemicals could lead to higher manufacturing costs, resulting in reduced earnings. We have the ability to use various types of purchased fuels in our manufacturing operations, including coal, bark, natural gas, and oil. Energy prices, in particular prices for oil and natural gas, have fluctuated dramatically in the past. New and more stringent environmental regulations may discourage, or make more expensive, the use of certain fuels. In addition, costs for key chemicals used in our manufacturing also fluctuate. These fluctuations impact our manufacturing costs and result in earnings volatility. If energy and chemical prices rise, our production costs and transportation costs will increase and cause higher manufacturing costs and reduced earnings.

Material Disruption of Manufacturing - A material disruption at one of our manufacturing facilities could prevent us from meeting customer demand, reduce our sales, and/or negatively affect our results of operations and financial condition. Our business depends on continuous operation of our facilities, particularly at our mills. Any of our manufacturing facilities, or any of our machines within such facilities, could cease operations unexpectedly for a significant period of time due to a number of events, including:

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

Environmental Matters - PCA may incur significant environmental liabilities with respect to both past and future operations. We are subject to, and must comply with, a variety of federal, state and local environmental laws, particularly those relating to air and water quality, waste disposal and the cleanup of contaminated soil and groundwater. Because environmental regulations are constantly evolving, we have incurred, and will continue to incur, costs to maintain compliance with those laws. See Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations - Environmental Matters" for estimates of expenditures we expect to make for environmental compliance in the next few years. New and more stringent environmental regulations, including new U.S. Environmental Protection Agency rules relating to industrial boiler emissions known as the Boiler MACT rules, are expected to require us to incur significant additional capital expenditures to modify or replace certain of our boilers. In addition, environmental regulations may increase the cost of our raw materials and purchased energy. Although we have established reserves to provide for known environmental liabilities, these reserves may change over time due to the enactment of new environmental laws or regulations or changes in existing laws or regulations, which might require additional significant environmental expenditures.

Customer Concentration - OfficeMax represents a significant portion of PCA’s paper business. We have a supply agreement with OfficeMax, our largest customer in the paper segment. The agreement requires OfficeMax to buy, and us to supply, at least 80% of OfficeMax’s requirements for office papers through December 2017; however, there are circumstances that could cause the agreement to terminate before 2017. If this were to occur, OfficeMax's purchase obligations under the agreement would phase out over two years. OfficeMax was acquired by Office Depot, Inc. late in 2013. Office Depot has since agreed to be acquired by Staples, Inc. on February 4, 2015. The pending acquisition by Staples is subject to the satisfaction of certain conditions. If the acquisition of Office Depot by Staples is consummated, the risks described below may be intensified.

Our agreement with OfficeMax will continue to remain in effect after a merger or acquisition as to the office paper requirements of the legacy OfficeMax business. However, we cannot predict how any merger or acquisition will affect the financial condition of the ultimate entity, the paper requirements of the legacy Office Max business, the purchasing decisions of the ultimate entity or the effects on pricing or competition for office papers. In 2014, sales to Office Depot (including Office Max) represented 44% of our Paper segment sales. If these sales are reduced, whether as a result of the pending integration of Office Max into Office Depot, the future acquisition of Office Depot by Staples or otherwise, we would need to find new customers, which could harm our profitability if our prices are lower or costs are higher. Any significant deterioration in the financial condition of the ultimate entity affecting its ability to pay or any other change that results in its willingness to purchase our products will harm our business and results of operations.

Acquisition Integration - The acquired businesses may underperform relative to our expectations, and we may not be able to successfully integrate the businesses. The acquired businesses may underperform relative to our expectations, which may cause our financial results to differ from our own or the investment community’s expectations. If the acquired businesses underperform relative to our expectations, or if we fail to successfully integrate the businesses, our business, financial condition, and results of operations may be materially and adversely affected.

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

Risks Related to Economic, Financial, and Investment Risk

Increased leverage may reduce our operating flexibility. At December 31, 2014, we had $2.3 billion of long-term debt outstanding and a $350.0 million undrawn revolving credit facility. We and our subsidiaries may incur additional indebtedness in the future. Our current borrowings, plus any future borrowings, may affect our future operations, including, without limitation:

•	Result in additional cash requirements to make interest and maturity payments on our outstanding indebtedness;

•	Increase our vulnerability to adverse changes in our business or industry conditions;

•	Limit our ability to obtain additional financing for working capital, capital expenditures, general corporate, and other purposes;

•	Limit our flexibility in planning for, or reacting to, changes in our business and our industry; and

•	Limit our flexibility to make acquisitions.

Further, if we cannot service our indebtedness, we may have to take actions to secure additional cash by selling assets, seeking additional equity or reducing investments.

Market Price of our Common Stock - The market price of our common stock may be volatile, which could cause the value of the stock to decline. Securities markets worldwide periodically experience significant price declines and volume fluctuations. This market volatility, as well as general economic, market, or political conditions, could reduce the market price of our common stock in spite of our operating performance. In addition, our operating results could be below the expectations of public market analysts and investors, and in response, the market price of our common stock could decrease significantly.

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

We own and lease properties in our business. All of our leases are noncancelable and are primarily accounted for as operating leases. These leases are not subject to early termination except for standard nonperformance clauses.

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

We currently own buildings and land for five containerboard mills and three white paper mills. Additionally, we have 99 corrugated manufacturing operations, of which the buildings and land for 53 are owned, including 45 combining operations, or corrugated plants, one corrugated sheet-only manufacturer, and seven sheet plants. For 20 corrugated plants and 26 sheet plants the buildings and land are leased. We own one warehouse and miscellaneous other properties, including sales offices and woodlands management offices. We lease space for regional design centers and numerous other distribution centers, warehouses, and facilities. The equipment in these leased facilities is, in virtually all cases, owned by us, except for forklifts and other rolling stock which are generally leased.

We lease the cutting rights to approximately 88,000 acres of timberland located near our Valdosta mill (77,000 acres) and our Counce mill (11,000 acres). On average, these cutting rights agreements have terms with approximately 14 years remaining. Additionally, we lease approximately 9,000 acres of land for a fiber farm, located near our Wallula mill, where we plant, grow, and harvest fiber.

Our corporate headquarters is located in Lake Forest, Illinois. The headquarter facilities are leased for the next seven years with provisions for two additional five year lease extensions. We also lease an administrative office in Boise, Idaho, which is leased through March 2018.

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

Market Information

PCA’s common stock is listed on the New York Stock Exchange (NYSE) under the symbol "PKG". The following table sets forth the high and low sales prices as reported by the NYSE and the cash dividends declared per common share during the last two years.

	2014			2013
	Sales Price		Dividends Declared	Sales Price		Dividends Declared
Quarter Ended	High	Low		High	Low
March 31	$75.10	$61.35	$0.40	$44.93	$37.86	$0.31
June 30	72.74	65.00	0.40	50.78	42.36	0.40
September 30	72.82	63.11	0.40	61.32	48.45	0.40
December 31	80.14	57.06	0.40	64.39	55.66	0.40

Stockholders

On January 30, 2015, there were 73 holders of record of our common stock.

Dividend Policy

PCA expects to continue to pay regular cash dividends, although there is no assurance as to the timing or level of future dividend payments because these depend on future earnings, capital requirements, and financial condition. The timing and amount of future dividends are subject to the determination of PCA’s Board of Directors.

On February 26, 2015, PCA announced an increase of its quarterly cash dividend on its common stock from an annual payout of $1.60 per share to an annual payout of $2.20 per share. The first quarterly dividend of $0.55 per share will be paid on April 15, 2015 to shareholders of record as of March 13, 2015.

Purchases of Equity Securities

Stock Repurchase Program

On December 14, 2011, PCA announced that its Board of Directors had authorized the repurchase of an additional $150.0 million of its common stock. In 2014, the Company did not repurchase any shares of common stock. In 2013, the Company repurchased 171,263 shares of common stock for $7.8 million, or an average price of $45.54 per share. All shares repurchased under this authorization were retired prior to the end of 2013. As of December 31, 2014, $98.1 million of the $150.0 million authorization remained available for repurchase of the Company’s common stock. All shares repurchased under this authorization have been retired.

The Company withholds shares from vesting employee equity awards to cover employee tax liabilities. Total shares withheld in 2014 were 183,170 at an average price of $71.94, or $13.2 million. Total shares withheld in 2013 were 223,995 at an average price of $48.91, or $11.0 million.

The following table presents information related to our repurchases of common stock made under our plan announced on December 14, 2011, and shares withheld to cover taxes on vesting of equity awards, during the three months ended December 31, 2014:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (a)		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
October 1-31, 2014	—		$—	—	$98,086
November 1-30, 2014	—		—	—	98,086
December 1-31, 2014	14,706		76.55	—	98,086
Total	14,706	(a)	$76.55	—	$98,086
 ____________

(a)	14,706 shares were withheld from employees to cover income and payroll taxes on equity awards that vested during the period.

Performance Graph

The graph below compares PCA’s cumulative 5-year total shareholder return on common stock with the cumulative total returns of the S&P 500 index; the S&P Midcap 400 index; and a Peer Group that includes three publicly-traded companies, which are International Paper Company, Kapstone Paper and Packaging Corporation, and Rock-Tenn Company. The graph tracks the performance of a $100 investment (including the reinvestment of all dividends) in our common stock, in each index, and in the peer groups' common stock from December 31, 2009, through December 31, 2014. The stock price performance included in this graph is not necessarily indicative of future stock price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

$450
$400
$350
$300
$250
$200
$150
$100
$50
$0
12/09
12/10
12/11
12/12
12/13
12/14
Packaging Corporation of America
S&P 500
S&P Midcap 400
Peer Group

*$100 invested on 12/31/09 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2014 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

	Cumulative Total Return
	December 31
	2009	2010	2011	2012	2013	2014
Packaging Corporation of America	$100.00	$115.11	$115.88	$182.34	$308.86	$389.45
S&P 500	100.00	115.06	117.49	136.30	180.44	205.14
S&P Midcap 400	100.00	126.64	124.45	146.69	195.84	214.97
Peer Group	100.00	105.80	117.87	160.44	220.35	251.79

The information in the graph and table above is not deemed "filed" with the Securities and Exchange Commission and is not to be incorporated by reference in any of PCA’s filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date of this Annual Report on Form 10-K, except to the extent that PCA specifically incorporates such information by reference.

Item 6.	SELECTED FINANCIAL DATA

The following table sets forth selected historical financial data of PCA (dollars and shares in millions, except per share data). The information contained in the table should be read in conjunction with the disclosures in "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Part II, Item 8. Financial Statements and Supplementary Data" of this Form 10-K.

	Year Ended December 31
	2014 (a)	2013 (a)	2012	2011	2010
Statement of Income Data (b):
Net Sales	$5,852.6	$3,665.3	$2,843.9	$2,620.1	$2,435.6
Net Income	392.6	441.3	160.2	158.8	210.0
Net income per common share:
— basic	3.99	4.57	1.66	1.60	2.07
— diluted	3.99	4.52	1.64	1.58	2.05
Weighted average common shares outstanding:
— basic	97.0	96.6	96.4	99.3	101.7
— diluted	97.1	97.5	97.5	100.4	102.6
Earnings, before interest, taxes, depreciation, and amortization (EBITDA) (c)	$1,083.7	$683.7	$608.4	$437.6	$349.2
Cash dividends declared per common share	1.60	1.51	1.00	0.80	0.60
Balance Sheet Data (b):
Total assets	$5,348.5	$5,243.8	$2,494.9	$2,454.8	$2,267.5
Total debt obligations	2,379.3	2,572.7	819.5	830.3	680.6
Stockholders' equity	1,521.4	1,356.8	1,008.2	971.2	1,050.6
____________

(a)	On October 25, 2013, we acquired Boise Inc. (Boise). Our financial results include Boise subsequent to acquisition.

(b)
Effective January 1, 2014, the Company changed its method of accounting for inventories from lower of cost, as determined by the LIFO method, or market, to lower of cost, as determined by the average cost method, or market. The Company applied the change retrospectively to all prior periods presented herein in accordance with US generally accepted accounting principles (GAAP) relating to accounting changes. For more information, see Note 2, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements in "Part II, Item 8. Financial Statements and Supplementary Data" of this Form 10-K.

(c)
EBITDA represents income before interest (interest expense and interest income), income tax provision (benefit), and depreciation, amortization, and depletion. We present EBITDA because it provides a means to evaluate our performance on an ongoing basis using the same measure that is used by our management and because it is frequently used by investors and other interested parties in the evaluation of companies. EBITDA, however, is not a measure of our liquidity or financial performance under generally accepted accounting principles (GAAP) and should not be considered as an alternative to net income, income from operations, or any other performance measure derived in accordance with GAAP or as an alternative to cash flow from operating activities as a measure of our liquidity. Any analysis of non-GAAP financial measures should be done in conjunction with results presented in accordance with GAAP. The non-GAAP measures are not intended to be substitutes for GAAP financial measures and should not be used as such. See "Reconciliations of Non-GAAP Financial Measures to Reported Amounts" included in "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-K for a reconciliation of non-GAAP measures to the most comparable GAAP measure.

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

Overview

PCA is the fourth largest producer of containerboard and the third largest producer of white papers in North America, based on production capacity. We operate five containerboard mills, three paper mills, and 99 corrugated products manufacturing plants. Our corrugated products manufacturing plants produce a wide variety of corrugated packaging products, including conventional shipping containers used to protect and transport manufactured goods, multi-color boxes and displays with strong visual appeal that help to merchandise the packaged product in retail locations, and honeycomb protective packaging. In addition, we are a large producer of packaging for meat, fresh fruit and vegetables, processed food, beverages, and other industrial and consumer products. We also manufacture and sell white papers, including both commodity and specialty papers, which may have custom or specialized features such as colors, coatings, high brightness, and recycled content. We operate primarily in the United States and have some converting operations in Europe, Mexico, and Canada.

Executive Summary

In 2014, sales grew 59.7% to a record $5,852.6 million. We reported $392.6 million of net income, or $3.99 per diluted share in 2014, compared with $441.3 million, or $4.52 per share in 2013. Excluding the special items discussed below, we recorded $458.6 million of net income, or a record $4.66 per diluted share in 2014, compared with $325.2 million and $3.33 per diluted share in 2013. Packaging segment income was $663.2 million, compared with $554.2 million in 2013, and earnings before interest, taxes, depreciation, amortization, and depletion (EBITDA) excluding special items was $1,015.0 million, compared with $774.7 million in 2013. Paper segment income was $135.4 million, compared with $13.5 million in 2013, and EBITDA excluding special items was $186.0 million, compared with $24.2 million for the two months and five days after the Boise acquisition in 2013.

Compared with 2013, the improvement in our 2014 financial results excluding special items, was primarily due to the Boise acquisition in October 2013. The acquisition was significantly accretive to our earnings before special items due to earnings generated by Boise as well as the synergies generated from the integration of its packaging business and operational improvements in the white papers business.

On October 17, 2014, we completed the No. 3 newsprint machine conversion at the DeRidder, Louisiana, mill to produce containerboard, which will provide our containerboard mill system with needed capacity and reduce our outside purchases of containerboard. After startup, the machine produced 58,000 tons during the fourth quarter.

In 2014, our results included $103.3 million ($47.7 million non-cash and $55.6 million cash) of pre-tax expense from special items, compared with $87.3 million of income from special items in 2013. The 2014 special items included $65.8 million ($46.1 million non-cash and $19.7 million cash) of expenses related to the DeRidder mill restructuring, $19.9 million ($1.7 million non-cash and $18.2 million cash) of Boise acquisition integration-related, debt-refinancing, and other costs, and $17.6 million of cash expense related to the settlement of a class action lawsuit. Special items in 2013 included $166.0 million of income from the reversal of previously established tax reserves, partially offset by $67.8 million of pretax costs primarily related to the acquisition of Boise and $10.9 million of pension plan curtailment charges.

Earnings per diluted share, excluding special items, in 2014 and 2013 were as follows:

	Year Ended December 31
	2014	2013
Earnings per diluted share	$3.99	$4.52
Special items:
DeRidder restructuring (a)	0.43	—
Integration-related and other costs (b)	0.13	0.11
Class action lawsuit settlement (c)	0.11	—
Alternative energy tax credits (d)	—	(1.70)
Acquisition inventory step-up (e)	—	0.14
Acquisition-related costs (f)	—	0.11
Acquisition-related financing costs (f)	—	0.08
Pension curtailment charges (g)	—	0.07
Total special items	0.67	(1.19)
Earnings per diluted share, excluding special items	$4.66	$3.33
____________

(a)
Includes $65.8 million of costs related primarily to the conversion of the No. 3 newsprint machine at our DeRidder, Louisiana, mill and related start-up costs, and our exit from the newsprint business in September 2014 ($42.1 million after-tax or $0.43 per diluted share).

(b)
2014 includes $19.9 million ($12.7 million after-tax or $0.13 per diluted share) and 2013 includes $17.4 million ($11.0 million after-tax or $0.11 per diluted share) of Boise acquisition integration-related and other costs, primarily for severance, retention, travel, and professional fees.

(c)	Includes $17.6 million of costs accrued for the settlement of the Kleen Products LLC v Packaging Corp. of America et al class action lawsuit ($11.2 million after-tax or $0.11 per diluted share).

(d)
2013 includes $1.70 of income per diluted share for the reversal of $166.0 million of tax reserves related to alternative energy tax credits. Approximately $103.9 million of the reversal is due to the completion of an IRS audit of PCA's Filer City mill's cellulosic biofuel tax credits and $62.1 million is from the reversal of reserves for the taxability of the alternative energy tax credits acquired in the acquisition of Boise.

(e)
Generally accepted accounting principles (GAAP) required us to value the inventory from the acquisition of Boise at fair value, which increased the value of the inventory by $21.5 million. This reduced the profit on the sale of the acquired inventory to that portion attributable to the selling effort. This step-up in value increased expenses by $21.5 million as the acquired inventory was sold and charged to cost of sales ($13.6 million after-tax or $0.14 per diluted share).

(f)
Includes $28.9 million of acquisition-related costs, primarily for professional fees related to transaction-advisory services and expenses related to financing the acquisition of Boise ($18.3 million after-tax or $0.19 per diluted share).

(g)
Includes $10.9 million of non-cash pension curtailment charges related to pension plan changes in which certain hourly corrugated and containerboard mill employees will transition from a defined benefit pension plan to a defined contribution 401k plan ($7.0 million after-tax or $0.07 per diluted share).

Management excludes special items and uses non-GAAP measures to focus on PCA’s on-going operations and assess its operating performance and believes that it is useful to investors because it enables them to perform meaningful comparisons of past and present operating results. Reconciliation of diluted EPS to diluted EPS excluding special items is included above and the reconciliations of other non-GAAP measures used in this Management's Discussion and Analysis of Financial Condition and Results of Operations, to the most comparable measure reported in accordance with GAAP, are included later in Item 7 under "Reconciliations of Non-GAAP Financial Measures to Reported Amounts." Any analysis of non-GAAP financial measures should be done in conjunction with results presented in accordance with GAAP. The non-GAAP measures are not intended to be substitutes for GAAP financial measures and should not be used as such.

Industry and Business Conditions

Trade publications reported that industry-wide corrugated products shipments increased 1.2% during 2014, compared with 2013. In 2014, our corrugated products shipments, including Boise, increased 25.5% over last year and 25.0% per workday with one more workday in 2014. Excluding Boise shipments, corrugated products shipments increased 4.7% in total, or 4.3% per workday. The acquisition of Crockett Packaging in April 2014 contributed about 1.0% to the increase in shipments. Reported industry containerboard production was 1.8% higher than 2013, with export shipments up 6.3%. PCA containerboard mill production in 2014 was 3,452,000 total tons, including 801,000 tons from Boise, compared with 2,749,000 total tons in 2013, which included 141,000 tons from Boise. With strong internal containerboard demand needed to supply our box plants, we reduced our outside sales of containerboard, both domestic and export, by 46,000 tons compared with last year and we purchased 182,000 tons of containerboard from the outside market in 2014. Our domestic containerboard pricing remained steady throughout 2014, while our export pricing decreased slightly, due, in part, to a stronger U.S. dollar.

The market for communication papers competes heavily with electronic data transmission and document storage alternatives. Increasing shifts to these alternatives have reduced usage of traditional print media and communication papers. In 2014, we elected to exit some business which lowered our office paper shipments. Our office paper shipments decreased 2.1% or 16,000 tons in 2014, compared with Boise's shipments last year. Our printing and converting papers and pressure sensitive papers shipments were down about 18.5% or 81,000 tons compared with 2013, as a result of closing two paper machines at the International Falls, Minnesota, mill in fourth quarter 2013. In 2014, our white paper mills produced 1,144,000 tons. In 2014, our average price for all products produced in our paper segment was $996 per ton compared with the 2013 average price of $984 per ton.

Outlook

In the first quarter of 2015, we expect lost containerboard production of about 60,000 tons and higher operating costs from annual maintenance outages at Counce and DeRidder, our two largest containerboard mills, and two less production days compared with the fourth quarter of 2014. Corrugated products shipments are expected to be seasonally lower, and white paper prices are expected to be lower from the impact of published price decreases in November and December 2014 and changes in mix. Seasonally colder weather will increase wood, energy, and chemical costs. In addition, labor and benefit costs will be higher with annual wage increases and timing-related fringe benefit increases. These items will be partially offset by higher production on the DeRidder No. 3 paper machine. As a result, we expect first quarter earnings, excluding special items, to be lower than fourth quarter 2014.

Results of Operations

Year Ended December 31, 2014, Compared with Year Ended December 31, 2013

The historical results of operations of PCA for the years ended December 31, 2014 and 2013 are set forth below (dollars in millions):

	Year Ended December 31
	2014 (a)	2013 (a)	Change
Packaging	$4,540.3	$3,431.7	$1,108.6
Paper	1,201.4	216.9	984.5
Corporate and other and eliminations	110.9	16.7	94.2
Net sales	$5,852.6	$3,665.3	$2,187.3

Packaging	$663.2	$554.2	$109.0
Paper	135.4	13.5	121.9
Corporate and other and eliminations	(95.9)	(85.8)	(10.1)
Income from operations	$702.7	$481.9	$220.8
Interest expense, net	(88.4)	(58.3)	(30.1)
Income before taxes	614.3	423.6	190.7
Income tax (expense) benefit	(221.7)	17.7	(239.4)
Net income	$392.6	$441.3	$(48.7)
Net income excluding special items (b)	$458.6	$325.2	$133.4
EBITDA (b)	$1,083.7	$683.7	$400.0
EBITDA excluding special items (b)	$1,143.6	$750.7	$392.9
____________

(a)	On October 25, 2013, we acquired Boise Inc. (Boise). Our financial results include Boise subsequent to acquisition.

(b)	See "Reconciliations of Non-GAAP Financial Measures to Reported Amounts" included in this Item 7 for a reconciliation of non-GAAP measures to the most comparable GAAP measure.

Net Sales

Net sales increased $2,187.3 million, or 59.7%, to a record $5,852.6 million in 2014, compared with $3,665.3 million in 2013. The increase in 2014 related to a full year of Boise operations, compared with only two months and five days in 2013 ($1,962.8 million) and increased sales in PCA's historical operations ($224.5), which resulted from higher sales volumes and higher sales prices and mix.

Packaging. Sales increased $1,108.6 million, or 32.3%, to $4,540.3 million, compared with $3,431.7 million in 2013. A full year of Boise operations contributed $878.7 million of the increase and the remaining increase related to higher sales volumes ($160.5 million) and higher sales prices and mix ($69.4 million) in PCA's historical operations. Total corrugated products volume sold in 2014, including Boise, increased 25.5% over 2013 and shipments per workday increased 25.0%. The year ended December 31, 2014, included 251 workdays, those days not falling on a weekend or holiday, compared with 250 workdays in 2013. Excluding Boise shipments, corrugated products shipments increased 4.7% in total, or 4.3% per workday in 2014, compared with 2013. The acquisition of Crockett Packaging in April 2014, contributed about 1.0% to the increase in shipments, with the rest of the increase coming from organic growth. We reduced our outside sales of containerboard, both domestic and export, by 46,000 tons compared with last year and we purchased 182,000 tons of containerboard from the outside market in 2014. Containerboard mill production in 2014 was 3,452,000 total tons, including 801,000 tons from Boise, compared with 2,749,000 total tons in 2013, which included 141,000 tons from Boise.

Paper. Our paper segment sales include the sales for the white paper mills we acquired from Boise. Sales for 2014 were $1,201.4 million. In 2013, sales during the two months and five days we owned Boise were $216.9 million. In 2014, sales volumes of white paper were 1,114,000 tons, compared with 210,000 tons in 2013, for the period we owned Boise.

Gross Profit

Gross profit increased $362.0 million, or 41.7%, in 2014, compared with 2013. In 2014, gross profit included $58.1 million of expense from special items, most of which related to restructuring charges at our DeRidder, Louisiana mill, including incremental depreciation related to changing the estimated useful lives of newsprint-related assets in connection with our exit from the newsprint business in September 2014. In 2013, gross profit included $21.5 million of expense from special items related to the step-up in value of inventory acquired in the Boise acquisition. Excluding special items, gross profit increased $398.6 million. Approximately 90% of the increase was due to a full year of Boise operations, including realized synergies, and the remaining increase was from higher gross profit in PCA's historical packaging operations due to higher sales prices, volume, and mix, partially offset by increases in costs for labor, depreciation, freight, wood fiber, and chemical expenses. Gross profit as a percentage of net sales decreased to 21.0% of net sales in 2014 compared with 23.7% in 2013 due primarily to a full year impact of the white papers business whose products generally have lower margins than the products sold in the packaging business and the DeRidder restructuring charges described above.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses increased $142.9 million, or 43.8%, in 2014 compared with 2013. Approximately 90% of the increase relates to the acquired Boise businesses. The remaining increase in our historical PCA business is due primarily to a $12.0 million increase in salary and fringe benefit expenses and other increases, which were individually insignificant.

Other Expense, Net

Other expense, net, in 2014 was $57.3 million, which included Boise acquisition integration-related and other costs, which primarily relate to severance, retention, travel, and professional fees ($20.0 million), costs for the settlement of the Kleen Products LLC v Packaging Corp. of America et al class action lawsuit ($17.6 million), DeRidder mill restructuring costs primarily related to the conversion of the No. 3 newsprint machine to produce lightweight linerboard and corrugating medium and related start-up costs, and our exit from the newsprint business in September 2014 ($7.3 million), and asset disposals and write-offs charges ($10.1 million). In 2013, "Other expense, net" was $59.0 million, which primarily included acquisition-related costs ($17.2 million), Boise acquisition integration-related and other costs ($17.4 million), pension plan curtailment charges ($10.9 million), and asset disposals and write-offs charges ($13.2 million).

Income from Operations

Income from operations increased $220.8 million, or 45.8%, for the year ended December 31, 2014, compared with 2013. Our 2014 income from operations included $101.8 million of expense from special items, compared with $67.0 million of expense from special items in 2013. See "Reconciliations of Non-GAAP Financial Measures to Reported Amounts" in this Item 7 for more information on special items. Excluding special items, income from operations increased $255.6 million in 2014, compared with 2013. Approximately 90% of the increase was due to a full year of Boise operations, including realized synergies, and the remaining 10% was due to improvement in PCA's historical earnings.

Packaging. Segment income from operations increased $109.0 million, or 19.7%, to $663.2 million, compared with $554.2 million in 2013. Excluding $70.7 million of special items in 2014 and $30.3 million in 2013, segment income increased $149.4 million to $733.9 million, compared with $584.5 million. The increase primarily related to a full year of Boise operations in 2014 (approximately 90% of the change, including realized synergies, and excluding special items) and increased income in PCA's historical packaging business, which related to higher sales price and improved mix ($69.4 million), higher sales volume ($12.8 million), partially offset by increased costs for labor and benefits ($28.4 million), depreciation ($16.6 million), transportation ($10.9 million), energy ($10.2 million), wood fiber ($5.0 million), chemicals ($2.8 million), and repairs ($2.8 million).

Paper. Segment income from operations was $135.4 million in 2014, compared with $13.5 million for the two months and five days after the Boise acquisition in 2013. Segment income in 2013 included $3.5 million of acquisition inventory step-up costs included in cost of sales, partially offset by $1.9 million of income for an insurance settlement related to Boise's former St. Helens, Oregon, mill, net of other expenses. Excluding these special items, segment income in 2013 for the white papers business was $15.1 million.

Interest Expense, Net, and Income Taxes

Interest expense, net, was $88.4 million in 2014, compared with $58.3 million in 2013. The increase in interest expense primarily related to higher average outstanding borrowings following the acquisition of Boise in October of 2013. Interest expense in 2014 and 2013 included $1.5 million and $1.1 million of expense, respectively, related to the write-off of deferred financing costs in connection with the repayment of debt. Also, 2013 included $10.5 million of expenses related to financing the acquisition of Boise.

In 2013, we recorded a $17.7 million income tax benefit, which included $166.0 million of income tax benefits from the reversal of the reserve for unrecognized tax benefits from alternative energy tax credits. The IRS completed its audit of PCA’s 2008 and 2009 Federal income tax returns and all claimed alternative energy tax credits were allowed. In November 2013, PCA received a confirmation letter from the Joint Committee on Taxation that their review was complete. As a result, a $103.9 million ($102.0 million of tax plus $1.9 million of accrued interest) reserve for unrecognized tax benefits for the Filer City mill’s cellulosic biofuel tax credit was fully reversed as a benefit to income taxes in 2013. Excluding the alternative energy tax credits, the 2013 effective tax rate was 35.0%, compared with 36.1% in 2014. The credits are described in Note 7, Alternative Energy Tax Credits, of the Notes to Consolidated Financial Statements in "Part II, Item 8. Financial Statements and Supplementary Data" of this Form 10-K. The effective tax rate in 2014 varies from the U.S. federal statutory tax rate of 35.0% principally due to the impact of state and local income taxes and the domestic manufacturers’ deduction.

Year Ended December 31, 2013, Compared with Year Ended December 31, 2012

The historical results of operations of PCA for the years ended December 31, 2013 and 2012 are set forth below (dollars in millions):

	Year Ended December 31
	2013 (a)	2012	Change
Packaging	$3,431.7	$2,843.9	$587.8
Paper	216.9	—	216.9
Corporate and other and eliminations	16.7	—	16.7
Net sales	$3,665.3	$2,843.9	$821.4

Packaging	$554.2	$383.9	$170.3
Paper	13.5	—	13.5
Corporate and other and eliminations	(85.8)	53.7	(139.5)
Income from operations	$481.9	$437.6	$44.3
Interest expense, net	(58.3)	(62.9)	4.6
Income before taxes	423.6	374.7	48.9
Provision for income taxes	17.7	(214.5)	232.2
Net income	$441.3	$160.2	$281.1
Net income excluding special items (b)	$325.2	$197.2	$128.0
EBITDA (b)	$683.7	$608.4	$75.3
EBITDA excluding special items (b)	$750.7	$514.9	$235.8
____________

(a)	On October 25, 2013, we acquired Boise. Our financial results include Boise subsequent to acquisition.

(b)	See "Reconciliations of Non-GAAP Financial Measures to Reported Amounts" included in this Item 7 for a reconciliation of non-GAAP measures to the most comparable GAAP measure.

Net Sales

Net sales increased $821.4 million, or 28.9%, to a record $3,665.3 million in 2013, compared with $2,843.9 million in 2012. The increase in 2013 related to higher sales price and mix ($205.5 million), higher sales volumes ($176.8 million), and two months and five days of Boise operations ($439.1 million).

Packaging. Sales increased $587.8 million, or 20.7%, to $3,431.7 million, compared with $2,843.9 million in 2012. As discussed above, higher sales price and mix, higher sales volumes, and two months and five days of Boise operations increased sales in our Packaging segment. Corrugated products shipments per workday increased 11.1% in 2013, compared with the same period in 2012, on a shipments-per-workday basis. Excluding Boise's shipments, 2013 shipments increased 5.7% in total, and were up 6.1% per workday compared with 2012, all of which came from organic growth. Total corrugated products volume sold in 2013, including Boise, increased 10.7% over the same period last year. The year ended December 31, 2013, included 250 workdays, those days not falling on a weekend or holiday, compared with 251 workdays in 2012. Containerboard volume sold to outside domestic and export customers was essentially unchanged in 2013, compared with 2012, as the additional Boise outside containerboard sales in the partial fourth quarter were offset by decreased export sales. Containerboard mill production in 2013 was 2,749,000 tons, which included 141,000 tons from the acquired Boise mills, compared with 2,600,000 tons in 2012.

Paper. Our paper segment sales include the sales for the white paper mills we acquired from Boise. Sales for the two months and five days we owned Boise were $216.9 million. During this period, sales volumes of white paper were 210,000 tons.
Gross Profit

Gross profit increased $232.8 million, or 36.7%, in 2013, compared with 2012 due primarily to the sales price and volume increases described above. Gross profit as a percentage of net sales increased to 23.7% of net sales in 2013 compared with 22.3% in the same period in 2012. Reported 2013 gross profit was negatively affected by $21.5 million of expense for the acquisition inventory step-up related to the acquisition of Boise, of which $18.0 million was recorded in the Packaging segment and $3.5 million was recorded in the Paper segment. Excluding the step-up expense, gross profit was 24.3% of 2013 net sales.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses increased $45.8 million, or 16.3%, in 2013 compared with 2012. Excluding selling, general, and administrative expenses associated with the acquired Boise businesses of approximately $25.2 million, selling, general, and administrative expenses increased $20.6 million, primarily due to to higher costs for salaries ($6.9 million), incentive compensation ($4.8 million), fringe benefits ($1.8 million), legal expenses ($3.0 million), travel and meeting costs ($1.7 million), and broker commissions ($1.5 million).

Other Expense, Net

Other expense, net, in 2013 was $59.0 million, which primarily included acquisition-related costs ($17.2 million), Boise acquisition integration-related and other costs ($17.4 million), pension plan curtailment charges ($10.9 million), and asset disposals and write-offs charges ($13.2 million). In 2012, "Other expense, net" was $11.8 million, which related primarily to asset disposal and write-offs charges ($10.8 million).

Income from Operations

Income from operations increased $44.3 million, or 10.1%, for the year ended December 31, 2013, compared with 2012. Our 2013 income from operations included $67.1 million of expense from special items, consisting of $56.1 million of costs primarily related to the acquisition of Boise on October 25, 2013, and $10.9 million of pension plan curtailment charges. Income from operations in 2012 included $95.5 million of income related to alternative energy tax credits, offset partially by $2.0 million of plant closure charges. Excluding special items, income from operations increased $204.9 million in 2013, compared with 2012. The increase was primarily due to increased sales price, improved mix, higher sales volume, and a partial quarter of Boise operations, partially offset by increased costs.

Packaging. Segment income from operations increased $170.3 million, or 44.4%, to $554.2 million, compared with $383.9 million in 2012. Excluding $30.3 million of special items in 2013 related to acquisition inventory step-up, integration-related and other costs, and pension curtailment charges, segment income increased $198.6 million to $584.5 million, compared with $385.9 million, excluding $2.0 million of special items in 2012. The increase primarily related to increased sales price and improved mix ($219.6 million), higher sales volume ($25.2 million), and income from Boise's operations for two months and five days in the fourth quarter of 2013. These improvements were partially offset by increased costs for labor ($16.8 million), energy ($10.4 million), transportation ($6.9 million), incentive compensation ($5.5 million), wood fiber ($5.8 million), and repairs ($4.1 million).

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

In 2013, we recorded a $17.7 million income tax benefit, which included $166.0 million of income tax benefits from the reversal of the reserve for unrecognized tax benefits from alternative energy tax credits. The IRS completed its audit of PCA’s 2008 and 2009 Federal income tax returns and all claimed alternative energy tax credits were allowed. In November 2013, PCA received a confirmation letter from the Joint Committee on Taxation that their review was complete. As a result, a $103.9 million ($102.0 million of tax plus $1.9 million of accrued interest) reserve for unrecognized tax benefits for the Filer City mill’s cellulosic biofuel tax credit was fully reversed as a benefit to income taxes in the fourth quarter of 2013. Excluding the alternative energy tax credits, the 2013 effective tax rate was 35.0%, compared with 57.2% in 2012, as reported, or 34.4%, excluding the impact from amending our 2009 tax return in 2012 related to alternative energy tax credits. The credits are described in Note 7, Alternative Energy Tax Credits, of the Notes to Consolidated Financial Statements in "Part II, Item 8. Financial Statements and Supplementary Data" of this Form 10-K. The effective tax rate varies from the U.S. federal statutory tax rate of 35.0% principally due to the impact of the alternative energy tax credits, state and local income taxes and the domestic manufacturers’ deduction.

Liquidity and Capital Resources

Sources and Uses of Cash

Our primary sources of liquidity are net cash provided by operating activities and available borrowing capacity under our revolving credit facility. We ended the year with $124.9 million of cash and $325.1 million of unused borrowing capacity under the revolving credit facility, net of letters of credit. Currently, our primary uses of cash are for operations, capital expenditures, debt service (including voluntary payments of debt), and declared common stock dividends. We believe that net cash generated from operating activities, cash on hand, available borrowings under our revolving credit facility and available capital through access to capital markets will be adequate to meet our liquidity and capital requirements, including payments of any declared common stock dividends for the foreseeable future. As our debt or credit facilities become due, we will need to repay, extend or replace such facilities. Our ability to do so will be subject to future economic conditions and financial, business, and other factors, many of which are beyond our control.

Below is a summary table of our cash flows, followed by a discussion of our sources and uses of cash through operating activities, investing activities, and financing activities (dollars in millions):

	Year Ended December 31
	2014	2013	2012
Net cash provided by (used for):
Operating activities	$736.1	$608.2	$404.2
Investing activities	(451.1)	(1,411.4)	(107.5)
Financing activities	(351.1)	786.8	(245.6)
Net (decrease) increase in cash and cash equivalents	$(66.1)	$(16.4)	$51.1

Our foreign operations are not material to our financial position or results of operations. At December 31, 2014, we had $10.4 million of cash and short-term investments held in operations outside of the United States. We indefinitely reinvest our earnings in operations outside the United States; however, if foreign earnings were repatriated at a future date, we would need to accrue and pay taxes. It is not practicable to determine the amount of unrecognized deferred tax liability on these undistributed earnings because the actual tax liability, if any, is dependent on circumstances existing when the repatriation occurs.

Operating Activities

2014

The major components of cash provided by operations are earnings from continuing operations adjusted for non-cash income and expense items and changes in working capital. Earnings from continuing operations, adjusted for non-cash income and expense items, increased $216.0 million due to record earnings in 2014, which was driven by the acquisition of Boise in fourth quarter 2013. Cash used for operating assets and liabilities, excluding acquisitions, totaled $97.0 million in 2014, compared with $8.7 million in 2013. The higher requirements for operating assets and liabilities, excluding acquisitions, in 2014 were driven primarily by higher containerboard and office papers inventory levels built in advance of four of our five containerboard mills and two of our three white papers mills taking maintenance outages in the first half of 2015 and lower accounts payable levels due to the timing of payments, partially offset by a decrease in federal and state income taxes receivable at December 31, 2014, compared with December 31, 2013. Cash requirements for operating activities are subject to PCA’s operating needs and the timing of collection of receivables and payments of payables and expenses.

2013

In 2013, net cash provided by operating activities was $608.2 million, compared with $404.2 million in 2012, an increase of $204.0 million. Approximately 67.5%, or $137.7 million of the increase in cash provided by operating activities before changes in operating assets and liabilities, relate to the increase in income from our operations in 2013, which we discuss above under "Operating Results," and two months and five days of income included in 2013 from the newly acquired Boise operations. In addition, we used an additional $7.2 million of alternative energy tax credits to reduce federal income tax payments during 2013, compared with 2012. Cash used for operating assets and liabilities, excluding acquisitions, totaled $8.7 million in 2013, compared with $74.9 million in 2012. The lower requirements for operating assets and liabilities, excluding acquisitions, in 2013, were driven primarily by higher accounts payable and lower inventory levels, partially offset by lower accrued liabilities at December 31, 2013, compared with December 31, 2012.

Investing Activities

2014

We used $451.1 million for investing activities in 2014, compared with $1,411.4 million in 2013. In 2014, we spent $420.2 million for capital investments, compared with $234.4 million in 2013. The increase in capital spending was due primarily to having a full year of Boise capital investments, including $104.2 million for the the conversion of the No. 3 newsprint machine at our DeRidder, Louisiana, mill to produce containerboard. In 2014, we spent $20.5 million for the acquisition of Crockett Packaging, a corrugated products manufacturer. In 2013 we spent $1,174.5 million on the acquisition of Boise, net of $121.7 million of cash acquired.

The details of capital expenditures for property and equipment, excluding acquisitions, by segment for the years ended December 31, 2014, 2013, and 2012, are included in the table below (dollars in millions).

	Year Ended December 31
	2014	2013	2012
Packaging	$362.1	$222.2	$127.8
Paper	51.7	10.0	—
Corporate and Other	6.4	2.2	0.7
	$420.2	$234.4	$128.5

We expect capital investments in 2015 to be between $275.0 million and $300.0 million, including capital required for synergies and Boiler MACT spending, but excluding any acquisitions. These expenditures could increase or decrease as a result of a number of factors, including our financial results, future economic conditions, and our regulatory compliance requirements. We currently estimate capital expenditures to comply with Boiler MACT regulations (as discussed below under "Environmental Matters") in 2015 of up to $16.0 million and we expect other environmental capital expenditures of about $5.0 million in 2015.

Our estimated environmental expenditures could vary significantly depending upon the enactment of new environmental laws and regulations, including those related to greenhouse gas emissions and industrial boilers. For additional information, see "Environmental Matters" in this Management's Discussion and Analysis of Financial Condition and Results of Operations.

At December 31, 2014, PCA had commitments for capital expenditures of $94.7 million. PCA believes that cash-on-hand combined with cash flow from operations will be sufficient to fund these commitments.

2013

Net cash used for investing activities in 2013 increased $1,303.9 million, to $1,411.4 million, compared with $107.5 million in 2012. In 2013, we paid $1,174.5 million for the acquisition of Boise, net of $121.7 million of cash acquired, while in 2012 we spent $35.4 million on the acquisition of our Cheswick, Pennsylvania, corrugated products plant. We spent $234.4 million for capital investments in 2013, compared with $128.5 million in 2012. In 2012, we received $57.4 million in grant proceeds from the U.S. Treasury.

Financing Activities

2014

In 2014, we used $351.1 million for financing activities, while financing activities provided $786.8 million in 2013. In 2014, we made $592.5 million of principal payments on long-term debt and capital leases and received $398.9 million of proceeds (net of debt discount) from long-term debt issuances, for a net reduction in debt of $193.6 million. To reduce exposure to variable interest rates, in September 2014, we issued $400 million of ten-year notes with a fixed interest rate of 3.65% and used the proceeds to pay down a portion of our five-year, variable-rate term loan. In October 2013, we entered into $2.35 billion of new credit facilities, including a $350.0 million revolver which remains undrawn. We used the proceeds from borrowings under these facilities and cash on hand to finance the acquisition of Boise, repay $953.6 million of indebtedness, which included $829.8 million of acquired Boise debt, and for general corporate purposes. In addition, in 2013, we repaid $12.2 million of outstanding debt prior to the acquisition of Boise and repaid $109.0 million under our receivables credit facility that we terminated in December 2013. In 2014, we also paid $3.4 million of financing costs, compared with $19.4 million in 2013. We paid $157.4 million of dividends in 2014, compared with $109.1 million of dividends and $7.8 million of common stock repurchases in 2013. The lower dividends paid in 2013 resulted from accelerating the dividends that would have been paid in January 2013 to December 2012. During 2014, we withheld 183,170 shares from vesting equity awards to cover employee tax liabilities of $13.2 million, compared with $11.0 million in 2013. Proceeds from the exercise of stock options and tax benefits from share-based awards contributed $15.9 million in 2014, compared with $10.7 million in 2013.

For more information about our debt, commitments, and treasury lock derivative instruments, see Note 10, Debt, Note 20, Commitments, Guarantees, Indemnifications, and Legal Proceedings, and Note 13, Derivative Instruments and Hedging Activities, respectively, of the Notes to Consolidated Financial Statements in "Part II, Item 8. Financial Statements and Supplementary Data" of this Form 10-K.

On February 26, 2015, PCA announced an increase of its quarterly cash dividend on its common stock from an annual payout of $1.60 per share to an annual payout of $2.20 per share. The first quarterly dividend of $0.55 per share will be paid on April 15, 2015 to shareholders of record as of March 13, 2015.

2013

In 2013, financing activities provided $786.8 million, while we used $245.6 million for financing activities in 2012. The change was due primarily to activities related to financing the acquisition of Boise, as described above. We paid $109.1 million of dividends and we repurchased $7.8 million of common stock in 2013, compared with $117.8 million of dividends paid and $45.2 million of common stock repurchases in 2012. The higher dividends paid in 2012 resulted from accelerating the dividends that would have been paid in January 2013 to December 2012, offset partially by increases in dividends during 2013. Beginning in 2013, we began withholding shares from vesting equity awards to cover employee tax liabilities, which amounted to $11.0 million. In 2012, we also paid $65.5 million to settle treasury locks.

Commitments

Contractual Obligations

The table below sets forth our enforceable and legally binding obligations as of December 31, 2014, for the categories described below. Some of the amounts included in the table are based on management's estimates and assumptions about these obligations, including their duration, the possibility of renewal, anticipated actions by third parties, and other factors. Because these estimates and assumptions are necessarily subjective, our actual payments may vary from those reflected in the table. Purchase orders made in the ordinary course of business are excluded from the table below. Any amounts for which we are liable under purchase orders are reflected on the Consolidated Balance Sheets as accounts payable and accrued liabilities (dollars in millions):

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Term loan, due October 2018	$65.0	$—	$—	$65.0	$—
Term loan, due October 2020	643.5	6.5	13.0	13.0	611.0
6.50% Senior Notes, due March 2018	150.0	—	—	150.0	—
3.90% Senior Notes, due June 2022	400.0	—	—	—	400.0
4.50% Senior notes, due November 2023	700.0	—	—	—	700.0
3.65% Senior notes, due September 2024	400.0	—	—	—	400.0
Total short-term and long-term debt (a)	2,358.5	6.5	13.0	228.0	2,111.0
Interest on long-term debt (b)	638.8	84.6	168.8	148.9	236.5
Capital lease obligations, including interest	36.5	2.7	5.4	5.4	23.0
Operating leases (c)	274.3	58.9	86.7	49.8	78.9
Capital commitments	94.7	94.7	—	—	—
Purchase commitments:
Raw materials (d)	94.9	47.3	22.2	16.0	9.4
Energy related (e)	47.3	39.5	7.8	—	—
Other long-term liabilities reflected on our Consolidated Balance Sheet (f):
Compensation and benefits (g)	368.0	6.3	48.0	58.2	255.5
Other (h) (i)	70.8	3.2	10.0	7.6	50.0
	$3,983.8	$343.7	$361.9	$513.9	$2,764.3
____________

(a)
The table assumes our long-term debt is held to maturity and includes the current portion of long-term debt. See Note 10, Debt, of the Notes to Consolidated Financial Statements in "Part II, Item 8. Financial Statements and Supplementary Data" of this Form 10-K. Amounts are reported gross and do not include unamortized debt discounts of $3.1 million at December 31, 2014.

(b)
Amounts represent estimated future interest payments as of December 31, 2014, assuming our long-term debt is held to maturity and using interest rates in effect at December 31, 2014. See "Item 7A. Quantitative and Qualitative Disclosures About Market Risk” for the impact of changes in interest rates on PCA’s future cash flows.

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

(d)
Included among our raw materials purchase obligations are contracts to purchase approximately $84.4 million of wood fiber. Purchase prices under most of these agreements are set quarterly or semiannually based on regional market prices, and the estimate is based on contract terms or first quarter 2015 pricing. Except for deposits required pursuant to wood supply contracts, these obligations are not recorded in our consolidated financial statements until contract payment terms take effect. Under most of these log, fiber, and wood chip supply agreements, we have the right to cancel or reduce our commitments in the event of a mill curtailment or shutdown. Our log, fiber, and wood chip obligations are subject to change based on, among other things, the effect of governmental laws and regulations, our manufacturing operations not operating in the normal course of business, log and fiber availability, and the status of environmental appeals.

(e)
We enter into utility contracts for the purchase of electricity and natural gas. We also purchase these services under utility tariffs. The contractual and tariff arrangements include multiple-year commitments and minimum annual purchase requirements. Our payment obligations were based upon prices in effect on December 31, 2014, or contract language, if available.

(f)
Long-term deferred income taxes of $409.9 million and unrecognized tax benefits of $4.8 million, including interest and penalties, are excluded from this table, because the timing of their future cash outflows are uncertain.

(g)
Amounts primarily consist of pension and postretirement obligations, including current portion of $6.3 million. We have no required minimum qualified pension contributions in 2015. Actuarially determined liabilities related to pension benefits are recorded based on estimates and assumptions. Key factors used in developing estimates of these liabilities include assumptions related to discount rates, retirement and mortality rates, expected contributions, and other factors. Changes in estimates and assumptions related to the measurement of funded status could have a material impact on the amount reported. In the table above, we allocated our pension obligations by year based on the future required minimum pension contributions, as determined by our actuaries. See Note 11, Employee Benefit Plans and Other Postretirement Benefits, of the Notes to Consolidated Financial Statements in "Part II, Item 8. Financial Statements and Supplementary Data" of this Form 10-K, for additional information.

(h)	Includes current liabilities of $2.9 million related primarily to the current portion of workers' compensation liability.

(i)
We have excluded $0.4 million of noncurrent deferred lease costs and unfavorable lease liabilities from the other long-term liabilities in the table above. These amounts have been excluded because deferred lease costs relate to operating leases which are already reflected in the operating lease category in the table, and unfavorable lease liabilities do not represent a contractual obligation which will be settled in cash.

Off-Balance-Sheet Arrangements

The Company does not have any off-balance sheet arrangements as of December 31, 2014.

Inflation and Other General Cost Increases

We are subject to both contractual, inflation, and other general cost increases. If we are unable to offset these cost increases by price increases, growth, and/or cost reductions in our operations, these inflation and other general cost increases could have a material adverse effect of our operating cash flows, profitability, and liquidity.

In 2014, our total company costs including cost of sales (COS) and selling, general, and administrative expenses (SG&A) was $5.1 billion, and excluding non-cash costs (depreciation, pension, and share-based compensation expense) was $4.7 billion. A 1% increase in COS and SG&A costs would increase costs by $51 million and cash costs by $47 million.

Certain items of product input costs have historically been subject to more cost volatility including fiber, purchased energy, and chemicals.

Energy

In 2014, our mills, including both packaging and paper mills, consumed about 88 million MMBTU’s of fuel, including internally generated and externally purchased, to produce both steam and electricity. The following table for 2014 provides the total MMBTU's purchased externally by fuel type each quarter and the average cost per MMBTU by fuel type for the year. Our mills represent about 90% of our total purchased fuel costs. The cost per MMBTU includes the cost of the fuel plus our transportation and delivery costs.

	2014 Fuel Purchased (millions of MMBTU's)					2014 Avg.
Fuel Type	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year	Cost / MMBTU
Natural gas	4.86	3.85	4.08	4.44	17.23	$5.17
Purchased bark	2.93	3.06	2.78	3.34	12.11	$2.75
Coal	1.01	0.85	0.65	0.83	3.34	$4.01
Other fuels	0.46	0.48	0.44	0.56	1.94	$3.17
Total mills	9.26	8.24	7.95	9.17	34.62	$4.10

In addition, the mills purchased 24.83 million CkWh (hundred kilowatt hours) of purchased electricity in 2014. The purchases by quarter and the average cost per CkWh were as follows:

	2014 Purchased Electricity (millions of CkWh)					2014 Avg.
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year	Cost / CkWh
Purchased electricity	6.33	6.34	6.69	5.47	24.83	$5.58

Environmental Matters

Environmental compliance requirements are a significant factor affecting our business. We employ processes in the manufacture of containerboard, paper, and pulp which result in various discharges, emissions and waste disposal. These processes are subject to numerous federal, state, local and foreign environmental laws and regulations. We operate and expect to continue to operate, under environmental permits and similar authorizations from various governmental authorities that regulate such discharges, emissions, and waste disposal. The most significant of these laws affecting the Company are:

•	Resource Conservation and Recovery Act (RCRA);

•	Clean Water Act (CWA);

•	Clean Air Act (CAA);

•	The Emergency Planning and Community Right-to-Know-Act (EPCRA);

•	Toxic Substance Control Act (TSCA); and

•	Safe Drinking Water Act (SDWA).

We believe that we are currently in material compliance with these and all applicable environmental rules and regulations. Because environmental regulations are constantly evolving, the Company has incurred, and will continue to incur, costs to maintain compliance with these and other environmental laws. The Company works diligently to anticipate and budget for the impact of applicable environmental regulations, and does not currently expect that future environmental compliance obligations will materially affect its business or financial condition. For the years ended December 31, 2014, 2013, and 2012, we spent $43.9 million, $41.1 million, and $25.8 million, respectively, to comply with the requirements of these and other environmental laws.

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

In January 2013, the U.S. Environmental Protection Agency (the "EPA") established a three year deadline for compliance with the Boiler MACT regulations, establishing air emissions standards and certain other requirements for industrial boilers. States are authorized to extend the deadline an additional year if they so elect. PCA is currently assessing the impact of these regulations, which are expected to require modifications to or replacement of certain of PCA’s boilers. PCA currently estimates that compliance with the final rule will require capital expenditures of up to $16 million in 2015. Due to the complexity of these regulations, and the potential for additional future regulatory or judicial modification to these regulations, this estimate is subject to further revisions. We currently expect other environmental capital expenditures of about $5.0 million in 2015. Total capital expenditures for environmental matters were $29.0 million in 2014, $6.2 million in 2013, and $1.8 million for 2012.

Because liability for remediation costs under environmental laws is strict, meaning that liability is imposed without fault, joint and several, meaning that liability is imposed on each party without regard to contribution, and retroactive, PCA could receive notifications of cleanup liability in the future and this liability could be material. From 1994 through 2014, remediation costs at PCA’s mills and corrugated plants totaled approximately $3.2 million and the acquired Boise locations have not incurred any significant remediation costs since Boise Inc.'s inception in 2008. As of December 31, 2014, we maintained an environmental reserve of $35.4 million relating to on-site landfills and surface impoundments as well as ongoing and anticipated remedial projects. The Company believes that it is not reasonably possible that future environmental expenses above the $35.4 million accrued at December 31, 2014, will have a material impact on its financial condition, results of operations, and cash flows.

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

Pensions

The Company accounts for defined benefit pension plans in accordance with Accounting Standards Codification (ASC) 715, "Compensation - Retirement Benefits." The calculation of pension expense and pension liabilities requires decisions about a number of key assumptions that can significantly affect expense and liability amounts, including discount rates, expected return on plan assets, expected rate of compensation increases, longevity and service lives of participants, expected contributions, and other factors. The pension assumptions used to measure pension expense and liabilities are discussed in Note 11, Employee Benefit Plans and Other Postretirement Benefits.

We recognize the funded status of our pension plans on our Consolidated Balance Sheet and recognize the actuarial and experience gains and losses and the prior service costs and credits as a component of "Accumulated Other Comprehensive Loss" in our Consolidated Statement of Changes in Stockholders' Equity. Actual results that differ from assumptions are accumulated and amortized over future periods and, therefore, generally affect recognized expense in future periods. At December 31, 2014, we had approximately $126.1 million of actuarial losses recorded in "Accumulated other comprehensive loss, net of tax" on our Consolidated Balance Sheet. Accumulated losses in excess of 10% of the greater of the projected benefit obligation or the market-related value of assets will be recognized on a straight-line basis over the average remaining service period of active employees, which is between seven to ten years, to the extent that losses are not offset by gains in subsequent years. While we believe that the assumptions used to measure our pension obligations are reasonable, differences in actual experience or changes in assumptions may materially affect our pension obligations and future expense.

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

	Year Ending December 31, 2015	Year Ended December 31
		2014	2013
Pension expense	$30.5	$25.3	$46.4

Assumptions
Discount rate	4.14%	5.00%	4.57%
Expected rate of return on plan assets	6.73%	6.69%	6.53%

A change of 0.25% in either direction to the discount rate or the expected rate of return on plan assets would have had the following effect on 2014 and 2015 pension expense (dollars in millions):

	Base Expense	Increase (Decrease) in Pension Expense (a)
		0.25% Increase	0.25% Decrease
2014 Expense
Discount rate	$25.3	$(0.8)	$1.9
Expected rate of return on plan assets	25.3	(1.9)	1.9

2015 Expense
Discount rate	$30.5	$(2.9)	$3.7
Expected rate of return on plan assets	30.5	(2.0)	2.0
____________

(a)
The sensitivities shown above are specific to 2014 and 2015. The sensitivities may not be additive, so the impact of changing multiple factors simultaneously cannot be calculated by combining the individual sensitivities shown.

For more information related to our pensions benefit plans, see Note 11, Employee Benefit Plans and Other Postretirement Benefits, of the Notes to Consolidated Financial Statements in "Part II, Item 8. Financial Statements and Supplementary Data" of this Form 10-K.

Goodwill and Intangible Asset Impairment

Goodwill represents the excess of the cost of an acquired business over the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed in a business combination. At December 31, 2014, we had $546.8 million of goodwill, of which we recorded $458.6 million in connection with the acquisition of Boise in fourth quarter 2013. At December 31, 2014, we had $491.6 million and $55.2 million of goodwill recorded in our Packaging and Paper segments, respectively. All of our intangible assets are amortized over their estimated useful lives.

We maintain two reporting units for purposes of our goodwill and intangible asset impairment testing, Packaging and Paper, which are the same as our operating segments discussed in Note 18, Segment Information, of the Notes to Consolidated Financial Statements in "Part II, Item 8. Financial Statements and Supplementary Data" of this Form 10-K. We test goodwill for impairment annually in the fourth quarter or sooner if events or changes in circumstances indicate that the carrying value of the asset may exceed fair value.

In conducting our goodwill impairment analysis, we utilize the income approach, based on a discounted cash flow model (Level 3 measurement). The fair value was also calculated using the market approach based primarily on comparable company EBITDA multiples (Level 2 measurement) and was compared to and supported the fair value based upon the discounted cash flow approach. We believe that the discounted cash flow model captures our estimates regarding the results of our future prospects; however, we also considered the market's expectations based on observable market information. The discounted cash flow model estimates the projected future cash flows to be generated by our reporting units, discounted to present value using a discount rate for a potential market participant. The market approach estimates fair value based on multiples of EBITDA. The following assumptions are key to our estimates of fair value:

Business Projections. The discounted cash flow model utilizes business projections that are developed internally by management for use in managing the business. These projections include significant assumptions such as estimates of future revenues, profits, income taxes, and capital expenditures. Our forecasts take into consideration recent sales data for existing products, planned timing of capital projects, and key economic indicators to estimate future production volumes, selling prices, and key input costs for our manufactured products. Our pricing assumptions are estimated based upon an assessment of industry supply and demand dynamics for our major products.

Growth Rates. A growth rate is used to calculate the terminal value in the discounted cash flow model. The growth rate is the expected rate at which earnings or revenue is projected to grow beyond the forecast period.

Discount Rates. Future cash flows are discounted at a rate that is consistent with a weighted average cost of capital for a potential market participant. The weighted average cost of capital is an estimate of the overall after-tax rate of return required by equity and debt holders of a business enterprise. The discount rates selected are based on existing conditions within our industry and reflect adjustments for potential risk premiums in those markets as well as weighting of the market cost of equity versus debt.

EBITDA Multiples. The market approach requires the use of a valuation multiple to calculate the estimated fair value of a reporting unit. We use an EBITDA multiple based on a selection of comparable companies and recent acquisition transactions within our industries.

Based on the results of the first step of the goodwill impairment test, we determined that the fair value of our Packaging and Paper reporting units were substantially in excess of the carrying amount, and therefore, no goodwill impairment existed. As a result, the second step of the goodwill impairment test was not required to be completed.

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

We periodically assess the estimated useful lives of our assets. Changes in circumstances, such as changes to our operational or capital strategy, changes in regulation, or technological advances, may result in the actual useful lives differing from our estimates. Revisions to the estimated useful lives of assets requires judgment and constitutes a change in accounting estimate, which is accounted for prospectively by adjusting or accelerating depreciation and amortization rates. During the year ended December 31, 2014, we recognized $42.0 million of accelerated depreciation expense related to shortening the useful lives of assets at the DeRidder, Louisiana, mill, which primarily related to the newsprint business we exited in 2014.

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

Inherent in determining the annual tax rate are judgments regarding business plans, planning opportunities, and expectations about future outcomes. Significant management judgments are required for the following items:

•
Management reviews PCA’s deferred tax assets for realizability. Valuation allowances are established when management believes that it is more likely than not that some portion of the deferred tax assets will not be realized. Changes in valuation allowances from period to period are included in the tax provision.

•
PCA establishes accruals for unrecognized tax benefits when, despite the belief that PCA’s tax return positions are fully supported, PCA believes that an uncertain tax position does not meet the recognition threshold of ASC 740, "Income Taxes." The tax contingency accruals are adjusted in light of changing facts and circumstances, such as the progress of tax audits, the expiration of the statute of limitations for the relevant taxing authority to examine a tax return, case law and emerging legislation. While it is difficult to predict the final outcome or timing of resolution for any particular tax matter, PCA believes that the accruals for unrecognized tax benefits at December 31, 2014, reflect the likely outcome of known tax contingencies as of such date in accordance with accounting for uncertainty in income taxes under ASC 740.

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

Reconciliations of Non-GAAP Financial Measures to Reported Amounts

Income from operations and net income excluding special items are non-GAAP financial measures. Management excludes special items and uses non-GAAP measures to focus on PCA’s on-going operations and assess its operating performance and believes that it is useful to investors because it enables them to perform meaningful comparisons of past and present operating results. Any analysis of non-GAAP financial measures should be done in conjunction with results presented in accordance with GAAP. The non-GAAP measures are not intended to be substitutes for GAAP financial measures and should not be used as such. Reconciliations of the non-GAAP measures to the most comparable measure reported in accordance with GAAP for the years ended December 31, 2014, 2013, and 2012, follow (in millions, except per share amounts):

	Year Ended December 31
	2014 (a)		2013 (a)		2012
	Income from Operations	Net Income	Income from Operations	Net Income	Income from Operations	Net Income
As reported in accordance with GAAP	$702.7	$392.6	$481.9	$441.3	$437.6	$160.2
Special items:
DeRidder restructuring (b)	65.8	42.1	—	—	—	—
Integration-related and other costs (c)	18.4	12.7	17.4	11.0	—	—
Class action lawsuit settlement (d)	17.6	11.2	—	—	—	—
Alternative energy tax credits (e)	—	—	—	(166.0)	(95.5)	23.0
Acquisition inventory step-up (f)	—	—	21.5	13.6	—	—
Acquisition-related costs (g)	—	—	17.2	10.9	—	—
Acquisition-related financing costs (g)	—	—	—	7.4	—	—
Pension curtailment charges (h)	—	—	10.9	7.0	—	—
Debt financing charges (i)	—	—	—	—	—	16.0
State income tax adjustments	—	—	—	—	—	(3.4)
Plant closure charges	—	—	—	—	2.0	1.4
Total special items	101.8	66.0	67.0	(116.1)	(93.5)	37.0
Excluding special items	$804.5	$458.6	$548.9	$325.2	$344.1	$197.2
_________

(a)	On October 25, 2013, we acquired Boise Inc. (Boise). Our financial results include Boise subsequent to acquisition.

(b)
Includes $65.8 million of costs related primarily to the conversion of the No. 3 newsprint machine at our DeRidder, Louisiana, mill to produce lightweight linerboard and corrugating medium, and our exit from the newsprint business in September 2014.

(c)
2014 and 2013 include $18.4 million and $17.4 million, respectively, of Boise acquisition integration-related and other costs, primarily for severance, retention, travel, and professional fees. 2014 includes $1.5 million of expense related to the write-off of deferred financing costs in connection with the debt refinancing recorded in "Interest expense, net".

(d)
Includes $17.6 million of costs for the settlement of the Kleen Products LLC v Packaging Corp. of America et al class action lawsuit recorded in "Other expense, net". See Note 20, Commitments, Guarantees, Indemnifications, and Legal Proceedings, for more information.

(e)
2013 includes the reversal of $166.0 million of tax reserves related to alternative energy tax credits. Approximately $103.9 million of the reversal is due to the completion of the IRS audit of PCA's Filer City mill's cellulosic biofuel tax credits and $62.1 million is from the reversal of a reserve for the taxability of the alternative energy tax credits acquired in the acquisition of Boise.

In first quarter 2012, PCA amended its 2009 tax return to reduce the gallons claimed as cellulosic biofuel producer credits previously recorded as a tax benefit, and increase the gallons claimed for alternative energy tax credits previously recorded as income. The increase in gallons claimed as alternative energy tax credits resulted in income of $95.5 million, and the decrease in gallons claimed as cellulosic biofuel producer credits resulted in a decrease in tax benefits of $118.5 million, or a net charge of $23.0 million.

(f)
Generally accepted accounting principles required us to value the inventory from the acquisition of Boise at fair value, which increased the value of the inventory by $21.5 million. This reduced the profit on the sale of the acquired inventory to that portion attributable to the selling effort. This step-up in value increased expenses by $21.5 million as the acquired inventory was sold and charged to cost of sales.

(g)	Includes acquisition-related costs, primarily for professional fees related to transaction-advisory services and expenses related to financing the acquisition of Boise.

(h)
Includes $10.9 million of non-cash pension curtailment charges related to pension plan changes in which certain hourly corrugated and containerboard mill employees will transition from a defined benefit pension plan to a defined contribution 401k plan.

(i)	Consists of charges related to the Company’s refinancing of debt completed in 2012, including the redemption premium, the charge to settle the treasury lock prior to its maturity, and other items.

The following table reconciles net income (loss) to EBITDA for the periods indicated (dollars in millions):

	Year Ended December 31
	2014	2013	2012	2011	2010
Net income (loss)	$392.6	$441.3	$160.2	$158.8	$210.0
Interest expense, net	88.4	58.3	62.9	29.2	32.3
Provision (benefit) for income taxes	221.7	(17.7)	214.5	86.0	(49.4)
Depreciation, amortization, and depletion	381.0	201.8	170.8	163.6	156.3
EBITDA (a)	$1,083.7	$683.7	$608.4	$437.6	$349.2
Special items:
DeRidder restructuring	$23.9	$—	$—	$—	$—
Integration-related and other costs	18.4	17.4	—	—	—
Class action lawsuit settlement	17.6	—	—	—	—
Acquisition inventory step-up	—	21.5	—	—	—
Acquisition-related costs	—	17.2	—	—	—
Pension curtailment charges	—	10.9	—	—	—
Plant closure charges	—	—	2.0	7.4	13.2
Alternative energy tax credits	—	—	(95.5)	—	86.8
Medical benefits reserve adjustment	—	—	—	(1.6)	—
EBITDA excluding special items (a)	$1,143.6	$750.7	$514.9	$443.4	$449.2
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

The following table reconciles segment income (loss) to EBITDA and EBITDA excluding special items:

	Year Ended December 31
	2014	2013	2012
Packaging
Segment income	$663.2	$554.2	$383.9
Depreciation, amortization, and depletion	323.0	190.2	169.4
EBITDA	986.2	744.4	553.3
DeRidder restructuring	23.9	—	—
Integration-related and other costs	4.9	1.4	—
Acquisition inventory step-up	—	18.0	—
Pension curtailment charges	—	10.9	—
Plant closure charges	—	—	2.0
EBITDA excluding special items	$1,015.0	$774.7	$555.3

Paper
Segment income	$135.4	$13.5	$—
Depreciation, amortization, and depletion	50.6	9.1	—
EBITDA	186.0	22.6	—
Integration-related and other costs	—	(1.9)	—
Acquisition inventory step-up	—	3.5	—
EBITDA excluding special items	$186.0	$24.2	$—

Corporate and Other
Segment income (loss)	$(95.9)	$(85.8)	$53.7
Depreciation, amortization, and depletion	7.4	2.5	1.4
EBITDA	(88.5)	(83.3)	55.1
Integration-related and other costs	13.5	17.9	—
Class action lawsuit settlement	17.6	—	—
Acquisition-related costs	—	17.2	—
Alternative energy tax credits	—	—	(95.5)
EBITDA excluding special items	$(57.4)	$(48.2)	$(40.4)

EBITDA	$1,083.7	$683.7	$608.4

EBITDA excluding special items	$1,143.6	$750.7	$514.9

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

PCA is exposed to the impact of interest rate changes and changes in the market value of its financial instruments. PCA periodically enters into derivatives in order to minimize these risks, but not for trading purposes. For a discussion of derivatives and hedging activities, see Note 13, Derivative Instruments and Hedging Activities, of the Notes to Consolidated Financial Statements in "Part II, Item 8. Financial Statements and Supplementary Data" of this Form 10-K.

The interest rates on approximately 70% of PCA’s debt are fixed. A one percent increase in interest rates related to variable rate debt would have resulted in an increase in interest expense and a corresponding decrease in income before taxes of $7.1 million annually.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Packaging Corporation of America:
We have audited the accompanying consolidated balance sheet of Packaging Corporation of America and subsidiaries as of December 31, 2014, and the related consolidated statements of income and comprehensive income, changes in stockholders’ equity, and cash flows for the year ended December 31, 2014. In connection with our audit of the consolidated financial statements, we also have audited financial statement Schedule II - Valuation and Qualifying accounts. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Packaging Corporation of America and subsidiaries as of December 31, 2014, and the results of their operations and their cash flows for the year ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Packaging Corporation of America’s internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 27, 2015 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
As discussed in Note 2 to the consolidated financial statements, the Company has elected to change its method of accounting for certain inventories in 2014.

/s/ KPMG LLP

Boise, Idaho
February 27, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Stockholders
Packaging Corporation of America:
We have audited Packaging Corporation of America’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Packaging Corporation of America’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management’s report on internal control over financial reporting included in Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
In our opinion, Packaging Corporation of America maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Packaging Corporation of America and subsidiaries as of December 31, 2014, and the related consolidated statements of income and comprehensive income, changes in stockholders’ equity, and cash flows for the year ended December 31, 2014, and our report dated February 27, 2015 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Boise, Idaho
February 27, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Packaging Corporation of America
Board of Directors and Stockholders
We have audited the accompanying consolidated balance sheets of Packaging Corporation of America (the "Company") as of December 31, 2013, and the related consolidated statements of income and comprehensive income, changes in stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. We did not audit the consolidated financial statements of Boise Inc., a wholly-owned subsidiary, which statements reflect total assets constituting 52% in 2013 and total revenues and net income constituting 12% and 14%, respectively in 2013 of the related consolidated totals. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Boise Inc., is based solely on the report of the other auditors.
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
In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Packaging Corporation of America at December 31, 2013, and the consolidated results of its operations and its cash flows for the two years then ended in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for inventory in 2014.

/s/ Ernst & Young LLP

Chicago, Illinois
February 28, 2014 except for Note 2, as to which the date is May 9, 2014

Packaging Corporation of America
Consolidated Statements of Income and Comprehensive Income
(dollars in millions, except per-share data)

	Year Ended December 31
	2014	2013	2012
Statements of Income:
Net sales	$5,852.6	$3,665.3	$2,843.9
Cost of sales	(4,623.1)	(2,797.8)	(2,209.2)
Gross profit	1,229.5	867.5	634.7
Selling, general, and administrative expenses	(469.5)	(326.6)	(280.8)
Alternative energy tax credits	—	—	95.5
Other expense, net	(57.3)	(59.0)	(11.8)
Income from operations	702.7	481.9	437.6
Interest expense, net	(88.4)	(58.3)	(62.9)
Income before taxes	614.3	423.6	374.7
(Provision) benefit for income taxes	(221.7)	17.7	(214.5)
Net income	$392.6	$441.3	$160.2

Net income per common share
Basic	$3.99	$4.57	$1.66
Diluted	$3.99	$4.52	$1.64
Dividends declared per common share	$1.60	$1.51	$1.00

Statements of Comprehensive Income:
Net income	$392.6	$441.3	$160.2
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(2.6)	(0.1)	—
Fair value adjustments to cash flow hedges, net of tax of $6.5 million for 2012	—	—	(10.2)
Reclassification adjustments to cash flow hedges included in net income, net of tax of $2.2 million, $2.2 million, and $1.2 million for 2014, 2013, and 2012, respectively	3.5	3.5	1.8
Amortization of pension and postretirement plans actuarial loss and prior service cost, net of tax of $2.8 million, $8.5 million, and $4.3 million for 2014, 2013, and 2012, respectively	4.2	13.4	6.7
Changes in unfunded employee benefit obligations, net of tax of $59.2 million, $20.4 million, and $9.3 million for 2014, 2013, and 2012, respectively	(94.0)	32.2	(14.5)
Other comprehensive income (loss)	(88.9)	49.0	(16.2)
Comprehensive income	$303.7	$490.3	$144.0

See notes to consolidated financial statements.

Packaging Corporation of America
Consolidated Balance Sheets
(dollars and shares in millions, except per-share data)

	December 31
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$124.9	$191.0
Accounts receivable, net of allowance for doubtful accounts and customer deductions of $11.3 million and $10.6 million as of December 31, 2014 and 2013, respectively	646.1	643.1
Inventories	664.9	594.3
Prepaid expenses and other current assets	61.9	32.0
Federal and state income taxes receivable	5.1	23.0
Deferred income taxes	75.7	47.6
Total current assets	1,578.6	1,531.0
Property, plant, and equipment, net	2,857.6	2,805.7
Goodwill	546.8	526.8
Intangible assets, net	293.5	310.6
Other long-term assets	72.0	69.7
Total assets	$5,348.5	$5,243.8
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$6.5	$39.0
Capital lease obligations	1.1	1.0
Accounts payable	330.5	357.5
Dividends payable	39.4	39.3
Accrued liabilities	220.0	214.1
Accrued interest	13.5	9.7
Total current liabilities	611.0	660.6
Long-term liabilities:
Long-term debt	2,348.9	2,508.8
Capital lease obligations	22.8	23.9
Deferred income taxes	409.9	434.8
Compensation and benefits	361.7	193.5
Other long-term liabilities	72.8	65.4
Total long-term liabilities	3,216.1	3,226.4
Commitments and contingent liabilities
Stockholders' equity:
Common stock, par value $0.01 per share, 300.0 million shares authorized, 98.4 million and 98.2 million shares issued as of December 31, 2014 and 2013, respectively	1.0	1.0
Additional paid in capital	432.1	401.7
Retained earnings	1,242.2	1,019.1
Accumulated other comprehensive loss	(153.9)	(65.0)
Total stockholders' equity	1,521.4	1,356.8
Total liabilities and stockholders' equity	$5,348.5	$5,243.8

See notes to consolidated financial statements.

Packaging Corporation of America
Consolidated Statements of Cash Flows
(dollars in millions)

	Year Ended December 31
	2014	2013	2012
Cash Flows from Operating Activities:
Net income	$392.6	$441.3	$160.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization of intangibles and deferred financing costs	390.8	217.9	175.4
Share-based compensation expense	15.6	14.8	11.7
Deferred income tax provision (benefit)	2.6	(160.3)	181.0
Alternative energy tax credits	—	76.3	(76.3)
Loss on disposals of property, plant, and equipment	7.0	9.4	7.3
Loss on early extinguishment of debt	—	—	21.3
Pension and post retirement benefits expense, net of contributions	25.4	18.5	1.7
Other, net	(0.9)	(1.0)	(3.2)
Changes in operating assets and liabilities, net of acquisitions:
Decrease (increase) in assets —
Accounts receivable	(8.5)	(31.2)	(25.0)
Inventories	(72.4)	25.0	(6.4)
Prepaid expenses and other current assets	(5.1)	(1.9)	(0.8)
Increase (decrease) in liabilities —
Accounts payable	(36.0)	54.2	(40.4)
Accrued liabilities	7.0	(22.1)	(2.7)
Federal and state income tax payable / receivable	18.0	(32.7)	0.4
Net cash provided by operating activities	736.1	608.2	404.2
Cash Flows from Investing Activities:
Additions to property, plant, and equipment	(420.2)	(234.4)	(128.5)
Acquisitions of businesses, net of cash acquired	(20.5)	(1,174.5)	(35.4)
Additions to other long term assets	(12.5)	(3.1)	(1.1)
Treasury grant proceeds	—	—	57.4
Other	2.1	0.6	0.1
Net cash used for investing activities	(451.1)	(1,411.4)	(107.5)
Cash Flows from Financing Activities:
Proceeds from issuance of debt	398.9	1,998.1	397.0
Repayments of debt	(592.5)	(1,074.8)	(437.2)
Financing costs paid	(3.4)	(19.4)	(0.8)
Settlement of treasury lock	—	—	(65.5)
Common stock dividends paid	(157.4)	(109.1)	(117.8)
Repurchases of common stock	—	(7.8)	(45.2)
Proceeds from exercise of stock options	3.7	2.9	19.9
Excess tax benefits from stock-based awards	12.2	7.8	4.0
Shares withheld to cover employee restricted stock taxes	(13.2)	(11.0)	—
Other	0.6	0.1	—
Net cash (used for) provided by financing activities	(351.1)	786.8	(245.6)
Net (decrease) increase in cash and cash equivalents	(66.1)	(16.4)	51.1
Cash and cash equivalents, beginning of year	191.0	207.4	156.3
Cash and cash equivalents, end of year	$124.9	$191.0	$207.4

See notes to consolidated financial statements.

Packaging Corporation of America
Consolidated Statements of Changes in Stockholders' Equity
(dollars in million and shares in thousands)

	Common Stock		Treasury Stock		Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at January 1, 2012	98,325	$1.0	(2)	$—	$351.8	$716.3	$(97.8)	$971.3
Common stock repurchases and retirements	(1,510)	—	2	—	(9.3)	(35.9)	—	(45.2)
Common stock dividends declared	—	—	—	—	—	(98.1)	—	(98.1)
Restricted stock grants and cancellations	383	—	—	—	1.6	—	—	1.6
Exercise of stock options	945	—	—	—	22.3	—	—	22.3
Share-based compensation expense	—	—	—	—	11.7	—	—	11.7
Other	—	—	—	—	0.7	—	—	0.7
Comprehensive income	—	—	—	—	—	160.2	(16.2)	144.0
Balance at December 31, 2012	98,143	$1.0	—	$—	$378.8	$742.5	$(114.0)	$1,008.3
Common stock repurchases and retirements	(171)	—	—	—	(1.1)	(6.7)	—	(7.8)
Common stock withheld and retired to cover taxes on vested stock awards	(224)	—	—	—	(1.4)	(9.6)	—	(11.0)
Common stock dividends declared	—	—	—	—	—	(148.4)	—	(148.4)
Restricted stock grants and cancellations	297	—	—	—	6.9	—	—	6.9
Exercise of stock options	127	—	—	—	3.7	—	—	3.7
Share-based compensation expense	—	—	—	—	14.8	—	—	14.8
Other	—	—	—	—	—	—	—	—
Comprehensive income	—	—	—	—	—	441.3	49.0	490.3
Balance at December 31, 2013	98,172	$1.0	—	$—	$401.7	$1,019.1	$(65.0)	$1,356.8
Common stock withheld and retired to cover taxes on vested stock awards	(183)	—	—	—	(1.2)	(12.0)	—	(13.2)
Common stock dividends declared	—	—	—	—	—	(157.5)	—	(157.5)
Restricted stock grants and cancellations	228	—	—	—	9.7	—	—	9.7
Exercise of stock options	151	—	—	—	6.3	—	—	6.3
Share-based compensation expense	—	—	—	—	15.6	—	—	15.6
Comprehensive income	—	—	—	—	—	392.6	(88.9)	303.7
Balance at December 31, 2014	98,368	$1.0	—	$—	$432.1	$1,242.2	$(153.9)	$1,521.4

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements

1.     Nature of Operations and Basis of Presentation

Packaging Corporation of America ("we," "us," "our," "PCA," or the "Company") was incorporated on January 25, 1999. In April 1999, PCA acquired the containerboard and corrugated packaging products business of Pactiv Corporation (Pactiv), formerly known as Tenneco Packaging, Inc., a wholly owned subsidiary of Tenneco Inc. On October 25, 2013, PCA acquired Boise Inc. (Boise). For more information, see Note 3, Acquisitions. After the acquisition of Boise, we became a large diverse manufacturer of both packaging and paper products. We are headquartered in Lake Forest, Illinois, and we operate largely in the United States but also have operations in Europe, Mexico, and Canada. We have approximately 14,000 employees.

We report our businesses in three reportable segments: Packaging, Paper, and Corporate and Other. Our Packaging segment produces a wide variety of corrugated packaging products. The Paper segment manufactures and sells a range of papers, including communication-based papers, and pressure sensitive papers (collectively, white papers), and market pulp. Corporate and other includes support staff services and related assets and liabilities, transportation assets, and activity related to other ancillary support operations. For more information about our segments, see Note 18, Segment Information.

In these consolidated financial statements, certain amounts in prior periods' consolidated financial statements have been reclassified to conform with the current period presentation.

Effective January 1, 2014, the Company elected to change its method of accounting for certain inventories from lower of cost, as determined by the LIFO method, or market, to lower of cost, as determined by the average cost method, or market. We applied this change in method of inventory costing retrospectively to all prior periods presented in accordance with U.S. generally accepted accounting principles relating to accounting changes. For more information about our inventory valuation, see Note 2, Summary of Significant Accounting Policies.

The consolidated financial statements include the accounts of PCA and its majority-owned subsidiaries after elimination of intercompany balances and transactions. Boise's results are included in our results subsequent to October 25, 2013, the date of acquisition.

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

Revenue Recognition

We recognize revenue when the following criteria are met: persuasive evidence of an agreement exists, delivery has occurred or services have been rendered, our price to the buyer is fixed or determinable, and collectability is reasonably assured. Shipping and handling billings to a customer are included in net sales. Shipping and handling costs, such as freight to our customers' destinations, are included in cost of sales. We present taxes collected from customers and remitted to governmental authorities on a net basis in our Consolidated Statements of Income.

Planned Major Maintenance Costs

The Company accounts for its planned major maintenance activities in accordance with ASC 360, "Property, Plant, and Equipment," using the deferral method. All maintenance costs incurred during the year are expensed in the year in which the maintenance activity occurs.

Share-Based Compensation

We recognize compensation expense for awards granted under the PCA long-term equity incentive plans based on the fair value on the grant date. We recognize the cost of the equity awards expected to vest over the period the awards vest. See Note 12, Share-Based Compensation, for more information.

Research and Development

Research and development costs are expensed as incurred. The amount charged to expense was $12.3 million, $11.5 million, and $11.3 million for the years ended December 31, 2014, 2013, and 2012, respectively.

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

Cash and Cash Equivalents

Cash and cash equivalents include all cash balances and highly liquid investments with a maturity, when acquired, of three months or less. Cash equivalents are stated at cost, which approximates market. Cash and cash equivalents totaled $124.9 million and $191.0 million at December 31, 2014 and 2013, respectively, which included cash equivalents of $79.9 million and $156.6 million, respectively. At December 31, 2014 and 2013, we had $10.4 million and $7.1 million, respectively, of cash at our operations outside the United States.

Trade Accounts Receivable, Allowance for Doubtful Accounts, and Customer Deductions

Trade accounts receivable are stated at the amount we expect to collect. The collectability of our accounts receivable is based upon a combination of factors. In circumstances where a specific customer is unable to meet its financial obligations to PCA (e.g., bankruptcy filings, substantial downgrading of credit sources), a specific reserve for bad debts is recorded against amounts due to the Company to reduce the net recorded receivable to the amount the Company reasonably believes will be collected. For all other customers, reserves for bad debts are recognized based on historical collection experience. If collection experience deteriorates (i.e., higher than expected defaults or an unexpected material adverse change in a major customer’s ability to meet its financial obligations to the Company), the estimate of the recoverability of amounts due could be reduced by a material amount. We periodically review our allowance for doubtful accounts and adjustments to the valuation allowance are recorded as income or expense. Trade accounts receivable balances that remain outstanding after we have used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. At December 31, 2014 and 2013, the allowance for doubtful accounts was $4.9 million and $3.9 million, respectively.

The customer deductions reserve represents the estimated amount required for customer returns, allowances, and earned discounts. Based on the Company’s experience, customer returns, allowances, and earned discounts have averaged approximately 1% of gross selling price. Accordingly, PCA reserves 1% of its open customer accounts receivable balance for these items. The reserves for customer deductions of $6.4 million and $6.7 million at December 31, 2014 and 2013, respectively, are also included as a reduction of the accounts receivable balance.

Derivative Instruments and Hedging Activities

The Company records its derivatives, if any, in accordance with ASC 815, "Derivatives and Hedging." The guidance requires the Company to recognize derivative instruments as either assets or liabilities on the balance sheet at fair value. The accounting for changes in the fair value of a derivative depends on the intended use and designation of the derivative instrument. For a derivative designated as a fair value hedge, the gain or loss on the derivative is recognized in earnings in the period of change at fair value together with the offsetting gain or loss on the hedged item. For a derivative instrument designated as a cash flow hedge, the effective portion of the derivative’s gain or loss is initially reported as a component of accumulated other comprehensive income (loss) (AOCI) and is subsequently recognized in earnings when the hedged exposure affects earnings. The ineffective portion of the gain or loss is recognized in earnings. We were not party to any derivative-based arrangements at December 31, 2014 and 2013.

Fair Value Measurements

PCA measures the fair value of its financial instruments in accordance with ASC 820, "Fair Value Measurements and Disclosures." The guidance defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. It is determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, ASC 820 establishes the following hierarchy that prioritizes the inputs to valuation methodologies used to measure fair value:
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
Financial instruments measured at fair value on a recurring basis include the fair value of our pension and postretirement benefit assets and liabilities. See Note 11, Employee Benefit Plans and Other Postretirement Benefits for more information. Other assets and liabilities measured and recognized at fair value on a nonrecurring basis include assets acquired and liabilities assumed in acquisitions and our asset retirement obligations. Given the nature of these assets and liabilities, evaluating their fair value from the perspective of a market participant is inherently complex. Assumptions and estimates about future values can be affected by a variety of internal and external factors. Changes in these factors may require us to revise our estimates and could require us to retroactively adjust provisional amounts that we recorded for the fair values of assets acquired and liabilities assumed in connection with business combinations. These adjustments could have a material effect on our financial condition and results of operations. See Note 3, Acquisitions, and Note 19, Asset Retirement Obligations, for more information.

Inventory Valuation

Prior to 2014, with the exception of inventories acquired since 2004, our raw materials, work in process, and finished goods inventories were valued using the last-in, first-out (LIFO) cost method. Supplies and materials are valued at the first-in, first-out (FIFO) or average cost methods. Effective January 1, 2014, the Company elected to change its method of accounting for certain inventories from lower of cost, as determined by the LIFO method, or market, to lower of cost, as determined by the average cost method, or market. Had the Company not made this change in accounting method, "Net income" for the year ended December 31, 2014, would have been $1.6 million higher than reported in the Consolidated Statements of Income and "Inventories" at December 31, 2014, would have been $69.2 million lower than reported in the Consolidated Balance Sheets. We believe the change is preferable as the average cost method better reflects the current value of inventory on the consolidated balance sheets, more closely aligns with how we manage inventory, and conforms the inventory costing methods to be more consistent within the Company.

We applied this change in method of inventory costing retrospectively to all prior periods presented in accordance with U.S. generally accepted accounting principles relating to accounting changes. As a result of the retrospective change in accounting principle, opening retained earnings as of January 1, 2012, increased $42.3 million. For additional information and detail of certain components of our financial statements affected by the change in valuation methodology as originally reported under the LIFO method and as adjusted for the change to the average cost method, see Note 2, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements in "Part II, Item 8. Financial Statements and Supplementary Data" of our Current Report on Form 8-K filed on May 9, 2014.

The components of inventories were as follows (dollars in millions):

	December 31
	2014	2013
Raw materials	$261.9	$212.0
Work in process	11.3	13.9
Finished goods	216.3	210.0
Supplies and materials	175.4	158.4
Inventories	$664.9	$594.3

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

Property, plant, and equipment consisted of the following (dollars in millions):

	December 31
	2014	2013
Land and land improvements	$138.2	$140.6
Buildings	659.9	628.9
Machinery and equipment	4,508.0	4,246.3
Construction in progress	154.8	168.8
Other	54.5	48.1
Property, plant, and equipment, at cost	5,515.4	5,232.7
Less accumulated depreciation	(2,657.8)	(2,427.0)
Property, plant, and equipment, net	$2,857.6	$2,805.7

The amount of interest capitalized from construction in progress was $2.8 million, $1.7 million, and $0.8 million for the years ended December 31, 2014, 2013, and 2012, respectively.

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

The amount of depreciation expense was $348.2 million, $191.2 million, and $166.0 million for the years ended December 31, 2014, 2013, and 2012, respectively. The increase in depreciation expense relates primarily to the acquisition of Boise in fourth quarter 2013, as well as accelerated depreciation. During the year ended December 31, 2014, we recognized $42.0 million of incremental depreciation expense primarily related to shortening the useful lives of assets at the DeRidder, Louisiana, mill, related primarily to the newsprint business which we exited in 2014.

Pursuant to the terms of an industrial revenue bond, title to certain property, plant, and equipment was transferred to a municipal development authority in 2009 in order to receive a property tax abatement. The title of these assets will revert back to PCA upon retirement or cancellation of the bond. The assets are included in the consolidated balance sheet under the caption "Property, plant, and equipment, net" as all risks and rewards remain with the Company.

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

Long-Lived Asset Impairment

Long-lived assets other than goodwill and other intangibles are reviewed for impairment in accordance with provisions of ASC 360, "Property, Plant and Equipment." In the event that facts and circumstances indicate that the carrying amount of any long-lived assets may be impaired, an evaluation of recoverability is performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset (or group of assets) is compared to the assets (or group of assets) carrying amount to determine if a write-down to fair value is required.

Goodwill and Intangible Assets

The Company has capitalized certain intangible assets, primarily goodwill, customer relationships, and trademarks and trade names, based on their estimated fair value at the date of acquisition. Amortization is provided for customer relationships on a straight-line basis over periods ranging from ten to 40 years, and trademarks and trade names over periods ranging from three to 20 years.

Goodwill, which amounted to $546.8 million and $526.8 million for the years ended December 31, 2014 and 2013, respectively, is not amortized but is subject to an annual impairment test in accordance with ASC 350, "Intangibles - Goodwill and Other." We test goodwill for impairment annually in the fourth quarter or sooner if events or changes in circumstances indicate that the carrying value of the asset may exceed fair value. Additionally, we evaluate the remaining useful lives of our finite-lived purchased intangible assets to determine whether any adjustments to the useful lives are necessary. The Company concluded that none of the goodwill or intangible assets were impaired in the 2014, 2013, and 2012 annual impairment tests. See Note 8, Goodwill and Intangible Assets for additional information.

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

Asset Retirement Obligations

The Company accounts for its retirement obligations related predominantly to landfill closure, wastewater treatment pond dredging, closed-site monitoring costs, and certain leasehold improvements under ASC 410, "Asset Retirement and Environmental Obligations," which requires recognition of legal obligations associated with the retirement of long-lived assets whether these assets are owned or leased. These legal obligations are recognized at fair value at the time that the obligations are incurred. When we record the liability, we capitalize the cost by increasing the carrying amount of the related long-lived asset which is amortized to expense over the useful life of the asset. See Note 19, Asset Retirement Obligations, for additional information.

Deferred Financing Costs

PCA has capitalized certain costs related to obtaining its financing. These costs are amortized to interest expense using the effective interest rate method over the terms of the related financing, which range from five to ten years. Unamortized deferred financing costs of $14.1 million as of both December 31, 2014 and 2013, respectively, were recorded in "Other long-term assets" on our Consolidated Balance Sheets.

Cutting Rights and Fiber Farms

We lease the cutting rights to approximately 88,000 acres of timberland and we lease 9,000 acres of land where we operate fiber farms as a source of future fiber supply. For our cutting rights and fiber farms, we capitalized the annual lease payments and reforestation costs associated with these leases. Costs are recorded as depletion when the timber or fiber is harvested and used in operations or sold to customers. Capitalized long-term lease costs for our cutting rights and fiber farms, primarily recorded in "Other long-term assets" on our Consolidated Balance Sheet, were $38.0 million and $37.0 million as of December 31, 2014 and 2013, respectively. The amount of depletion expense was $7.3 million, $2.5 million, and $0.7 million for the years ended December 31, 2014, 2013, and 2012, respectively.

Deferred Software Costs

PCA capitalizes costs related to the purchase and development of software which is used in its business operations. The costs attributable to these software systems are amortized over their estimated useful lives based on various factors such as the effects of obsolescence, technology, and other economic factors. Net capitalized software costs recorded in "Other long-term assets" on our Consolidated Balance Sheets were $6.8 million and $5.7 million for the years ended December 31, 2014 and 2013, respectively. Software amortization expense was $2.9 million, $1.1 million, and $0.9 million for the years ended December 31, 2014, 2013, and 2012, respectively.

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

Trade Agreements

PCA regularly trades containerboard with other manufacturers primarily to reduce shipping costs. These agreements are entered into with other producers on an annual basis, pursuant to which both parties agree to ship an identical number of tons of containerboard to each other within the agreement period. These agreements lower transportation costs by allowing each party’s containerboard mills to ship containerboard to the other party’s closer corrugated products plant. PCA tracks each shipment to ensure that the other party’s shipments to PCA match PCA’s shipments to the other party during the agreement period. Such transfers are possible because containerboard is a commodity product with no distinguishing product characteristics. These transactions are accounted for at carrying value, and revenue is not recorded as the transactions do not represent the culmination of an earnings process. The transactions are recorded into inventory accounts, and no sale or income is recorded until such inventory is converted to a finished product and sold to an end-use customer.

New and Recently Adopted Accounting Standards

In August 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-15, Presentation of Financial Statements (Topic 205): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This ASU provides guidance that will explicitly require management to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances. The guidance will become effective for us in December 2016, and for annual and interim periods thereafter. Early adoption is permitted. The adoption of this update will not affect our financial position or results of operations.

In May 2014, the FASB issued ASU 2014-09: Revenue from Contracts with Customers (Topic 606). ASU 2014-09 amends the guidance for revenue recognition to replace numerous, industry-specific requirements and converges areas under this topic with those of the International Financial Reporting Standards. The ASU implements a five-step process for customer contract revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards. The amendment also requires enhanced disclosures regarding the nature, amount, timing, and uncertainty of revenues and cash flows from contracts with customers. The amendments in this ASU will become effective for us in 2017, and early adoption is prohibited. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. We are currently assessing the impact the adoption of ASU 2014-09 may have on our financial position and results of operations.

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

3.     Acquisitions

Crockett Packaging Acquisition

On April 28, 2014, we acquired the assets of Crockett Packaging, a corrugated products manufacturer, for $21.2 million, before $0.7 million of working capital adjustments. The assets included a corrugated plant and a sheet plant in Southern California. Sales and total assets of the acquired company are not material to our overall sales and total assets. Operating results of the acquired assets subsequent to April 28, 2014, are included in our Packaging segment's 2014 operating results. We have estimated the allocation of the purchase price to the assets acquired and liabilities assumed based on estimates of the fair value at the date of the acquisition, of which $12.2 million was allocated to goodwill (which is deductible for tax purposes) and $5.5 million to intangible assets (to be amortized over a weighted average life of approximately ten years), primarily customer relationships, in the Packaging segment. The purchase price allocation continues to be preliminary, as estimates and assumptions are subject to change as more information becomes available.

Boise Acquisition

On October 25, 2013, we acquired 100% of the outstanding stock and voting equity interests of Boise for $2.1 billion including the assumption of debt. We paid $12.55 per share to shareholders, or $1.2 billion, net of $121.7 million of cash acquired, and assumed the fair value of Boise's debt, of $829.8 million. The acquisition expands our corrugated products geographic reach and offerings, provides low-cost, lightweight containerboard capacity for continued growth in the packaging business, and provides meaningful opportunities in the white paper business. During the year ended December 31, 2014, we recorded approximately $6.4 million of purchase price adjustments that increased goodwill. These adjustments related primarily to a true-up to the valuation of fixed assets, the associated impact to income tax liabilities, and residual goodwill. Boise's financial results are included in our Packaging, Paper, and Corporate and Other segments from the date of acquisition. For more information, see Note 18, Segment Information.

4.     Earnings Per Share

The following table sets forth the computation of basic and diluted income per common share for the periods presented (dollars and shares in millions, except per share data).

	Year Ended December 31
	2014	2013	2012
Numerator:
Net income	$392.6	$441.3	$160.2
Less: distributed and undistributed earnings allocated to participating securities	(5.7)	—	—
Net income attributable to common shareholders	$386.9	$441.3	$160.2
Denominator:
Weighted average basic common shares outstanding	97.0	96.6	96.4
Effect of dilutive securities	0.1	0.9	1.1
Diluted common shares outstanding	97.1	97.5	97.5
Basic income per common share	$3.99	$4.57	$1.66
Diluted income per common share	$3.99	$4.52	$1.64

For the years ended December 31, 2014, 2013, and 2012, all outstanding options to purchase shares were included in the computation of diluted common shares outstanding. On June 29, 2014, all remaining options to purchase shares expired.

5.    Other Expense, Net

The components of other expense, net, were as follows (in millions):

	Year Ended December 31
	2014	2013	2012
Integration-related and other costs (a)	$20.0	$17.4	$—
Class action lawsuit settlement (b)	17.6	—	—
DeRidder restructuring (c)	7.3	—	—
Pension curtailment charges (d)	—	10.9	—
Acquisition-related costs (e)	—	17.2	—
Asset disposals and write-offs	10.1	13.2	10.8
Other	2.3	0.3	1.0
Total	$57.3	$59.0	$11.8
___________

(a)	Includes Boise acquisition integration-related and other costs, which primarily relate to severance, retention, travel, and professional fees.

(b)
Includes $17.6 million of costs for the settlement of the Kleen Products LLC v Packaging Corp. of America et al class action lawsuit. See Note 20, Commitments, Guarantees, Indemnifications, and Legal Proceedings, for more information.

(c)
Costs relate primarily to the conversion of the No. 3 newsprint machine at our DeRidder, Louisiana, mill to produce lightweight linerboard and corrugating medium, and our exit from the newsprint business in September 2014.

(d)
Includes $10.9 million of non-cash pension curtailment charges related to pension plan changes in which certain hourly corrugated plant and containerboard mill employees will transition from a defined benefit pension plan to a defined contribution (401k) plan.

(e)	Includes $17.2 million of acquisition-related costs, primarily for professional fees related to transaction-advisory services and expenses related to financing the acquisition of Boise.

6.     Income Taxes

The following is an analysis of the components of the consolidated income tax provision (dollars in millions):

	2014	2013	2012
Current income tax provision (benefit) -
U.S. Federal	$185.1	$129.6	$27.1
State and local	33.1	12.7	6.4
Foreign	0.9	0.3	—
Total current provision for taxes	219.1	142.6	33.5
Deferred -
U.S. Federal	(5.0)	(160.5)	179.1
State and local	7.6	0.3	1.9
Foreign	—	(0.1)	—
Total deferred provision (benefit) for taxes	2.6	(160.3)	181.0
Total provision (benefit) for taxes	$221.7	$(17.7)	$214.5

The effective tax rate varies from the U.S. Federal statutory tax rate principally due to the following (dollars in millions):

	2014	2013	2012
Provision computed at U.S. Federal statutory rate of 35%	$215.0	$148.3	$131.1
Alternative fuel mixture and cellulosic biofuel producer credits	—	(166.0)	81.7
State and local taxes, net of federal benefit	20.5	13.6	8.9
Domestic manufacturers deduction	(16.5)	(11.7)	(7.2)
Other	2.7	(1.9)	—
Total	$221.7	$(17.7)	$214.5

Tax benefits in 2013 included $166.0 million for the release of ASC 740 uncertain tax positions related to the taxability of the alternative energy tax credits acquired in the acquisition of Boise and the completion of the IRS audit of PCA's 2008 and 2009 Federal income tax returns including the Filer City mill's cellulosic biofuel tax credits. Tax expense in 2012 included $81.7 million for the reallocation of gallons from the cellulosic biofuel producer credit to the alternative energy tax credit claimed in the 2009 amended federal and state income tax returns filed in 2012. For further discussion regarding these credits, see Note 7, Alternative Energy Tax Credits.

The following details the scheduled expiration dates of our tax effected net operating loss (NOL) and other tax carryforwards at December 31, 2014 (dollars in millions):

	2015 Through 2024	2025 Through 2034	Indefinite	Total
U.S. federal and non-U.S. NOLs	$1.1	$76.6	$0.3	$78.0
State taxing jurisdiction NOLs	3.6	3.6	—	7.2
U.S. federal, non-U.S., and state tax credit carryforwards	0.2	0.4	0.6	1.2
U.S. federal capital loss carryforwards	0.6	—	—	0.6
Total	$5.5	$80.6	$0.9	$87.0

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts for income tax purposes. Deferred income tax assets and liabilities at December 31 are summarized as follows (dollars in millions):

	December 31
	2014	2013
Deferred tax assets:
Accrued liabilities	$19.0	$19.5
Employee benefits and compensation	44.2	27.3
Net operating loss carryforwards	85.2	126.8
Stock options and restricted stock	8.9	8.9
Pension and postretirement benefits	139.1	75.5
Derivatives	16.0	18.2
Capital loss, general business, foreign, and AMT credit carryforwards	1.8	2.6
Gross deferred tax assets	$314.2	$278.8
Valuation allowance (a)	(1.7)	(2.7)
Net deferred tax assets	$312.5	$276.1

Deferred tax liabilities:
Property, plant, and equipment	$(531.6)	$(519.7)
Goodwill and intangible assets	(107.7)	(111.9)
Inventories	(7.4)	(28.5)
Investment in joint venture	—	(1.0)
Other	—	(2.2)
Total deferred tax liabilities	$(646.7)	$(663.3)
Net deferred tax liabilities (b)	$(334.2)	$(387.2)
___________

(a)
Deferred tax assets are reduced by a valuation allowance when it is more likely than not that some portion of the deferred tax assets will not be realized. In 2014, of the $1.7 million valuation allowance, $1.1 million relates to foreign net operating loss carryforwards and credits and $0.6 million relates to capital losses. In 2013, of the $2.7 million valuation allowance, $1.6 million relates to foreign net operating loss carryforwards and credits and $1.1 million relates to capital losses. We do not expect to generate capital gains before the capital losses expire. If or when recognized, the tax benefits relating to the reversal of any of or all of the valuation allowance would be recognized as a benefit to income tax expense.

(b)
As of December 31, 2014, we did not recognize U.S. deferred income taxes on our cumulative total of undistributed foreign earnings for our non-U.S. subsidiaries. We indefinitely reinvest our earnings in operations outside the United States. It is not practicable to determine the amount of unrecognized deferred tax liability on these undistributed earnings because the actual tax liability, if any, is dependent on circumstances existing when the repatriation occurs.

Cash payments for federal, state, and foreign income taxes were $189.5 million, $90.7 million, and $9.7 million for the years ended December 31, 2014, 2013, and 2012, respectively.

The following table summarizes the changes related to PCA’s gross unrecognized tax benefits excluding interest and penalties (dollars in millions):

	2014	2013	2012
Balance as of January 1	$(5.4)	$(111.3)	$(111.0)
Increase related to acquisition of Boise Inc. (a)	—	(65.2)	—
Increases related to prior years’ tax positions	(1.0)	(0.1)	(0.1)
Increases related to current year tax positions	(0.3)	(1.5)	(1.3)
Decreases related to prior years' tax positions (b)	0.9	64.8	—
Settlements with taxing authorities (c)	0.5	106.2	—
Expiration of the statute of limitations (d)	0.9	1.7	1.1
Balance at December 31	$(4.4)	$(5.4)	$(111.3)
___________

(a)	In 2013, PCA acquired $65.2 million of gross unrecognized tax benefits from Boise Inc. that relate primarily to the taxability of the alternative energy tax credits.

(b)
The 2013 amount includes a $64.3 million gross decrease related to the taxability of the alternative energy tax credits claimed in 2009 excise tax returns by Boise Inc. For further discussion regarding these credits, see Note 7, Alternative Energy Tax Credits.

(c)
The 2013 amount includes a $104.7 million gross decrease related to the conclusion of the Internal Revenue Service audit of PCA’s alternative energy tax credits. For further discussion regarding these credits, see Note 7, Alternative Energy Tax Credits.

(d)
In 2014, 2013, and 2012, various state statutes of limitations expired. As a result, the reserve for unrecognized tax benefits decreased by $0.9 million gross, $1.7 million gross, and $1.1 million gross, respectively.

At December 31, 2014, PCA had recorded a $4.4 million gross reserve for unrecognized tax benefits, excluding interest and penalties. Of the total, $3.5 million (net of the federal benefit for state taxes) would impact the effective tax rate if recognized.

PCA recognizes interest accrued related to unrecognized tax benefits and penalties as income tax expense. Related to the unrecognized tax benefits noted in the table above, PCA accrued interest of $0.2 million gross and $3.3 million gross during 2014 and 2013, respectively. At both December 31, 2014 and 2013, after the decreases and settlements noted in the table above, PCA had a recorded liability for interest of $0.4 million gross. Penalties in 2014 and 2013 were not significant. PCA does not expect the unrecognized tax benefits to change significantly over the next 12 months.

PCA is subject to taxation in the United States and various state and foreign jurisdicitions. A federal examination of the tax years 2008 and 2009 was concluded in November 2013, and tax years 2010 - 2012 were concluded in February 2015. The tax years 2013 - 2014 remain open to federal examination. The tax years 2010 - 2014 remain open to state examinations. Some foreign tax jurisdictions are open to examination for the 2008 tax year forward. Through the Boise acquisition, PCA recorded net operating losses and credit carryforwards from 2008 through 2011 and 2013 that are subject to examinations and adjustments for at least three years following the year in which utilized.

7.     Alternative Energy Tax Credits

The Company generates black liquor as a by-product of its pulp manufacturing process, which entitled it to certain federal income tax credits. When black liquor is mixed with diesel, it is considered an alternative fuel that was eligible for a $0.50 per gallon refundable alternative energy tax credit for gallons produced before December 31, 2009. Black liquor is also eligible for a $1.01 per gallon taxable cellulosic biofuel producer credit for gallons of black liquor produced and used in 2009. The Company first recorded income relating to these credits in its Consolidated Statement of Income for the year ended December 31, 2009.

During 2010, the Internal Revenue Service (IRS) released guidance related to the alternative energy credits which resulted in: (1) the Company releasing a reserve that was established in 2009 for ambiguity in the calculation of the alternative energy tax credit; (2) reallocation of gallons of black liquor from the alternative energy tax credit to the cellulosic biofuel credit; and (3) the determination that the Company’s proprietary biofuel process at its Filer City, Michigan mill would likely qualify for the cellulosic biofuel producer credit. The Company amended its 2009 federal income tax return in December 2010 to claim the additional Filer City gallons. As a result of these changes, the Company recorded a charge of $86.3 million in "Alternative energy tax credits" and a $135.5 million benefit in the "(Provision) benefit for income taxes". Additional expenses of $1.6 million related to the alternative energy tax credits were also recorded, resulting in total income of $47.7 million recorded in 2010. In addition, the Company recorded in 2010 a reserve for unrecognized tax benefits under ASC 740, "Income Taxes," of $102.0 million (net of the federal benefit for state taxes) because the IRS guidelines do not specifically address the unique and proprietary nature of the Filer City mill process and uncertainty existed.

On February 3, 2012, PCA again amended its 2009 federal tax return to reallocate claimed gallons from cellulosic biofuel producer credits to alternative energy tax credits. As a result of this change, the Company recorded a charge of $118.5 million in "(Provision) benefit for income taxes" and income of $95.5 million in "Alternative energy tax credits", together resulting in a first quarter 2012 non-cash, after-tax charge of $23.0 million. In the fourth quarter of 2012, PCA recorded after-tax income of $3.4 million for the amendment of the 2009 state income tax returns related to the federal amendment filed in February 2012. The net impact of these changes resulted in a non-cash, after-tax charge of $19.6 million for the year ended December 31, 2012.

The IRS completed its audit of PCA’s 2008 and 2009 Federal income tax returns and all claimed alternative energy tax credits were allowed. In November 2013, PCA received a confirmation letter from the Joint Committee on Taxation that their review was also complete. As a result, a $103.9 million ($102.0 million of tax plus $1.9 million of accrued interest) reserve for unrecognized tax benefits for the Filer City mill’s cellulosic biofuel tax credit was fully reversed as a benefit to income taxes in the fourth quarter of 2013.

In November 2013, an IRS Chief Counsel Memorandum was published that provided guidance concerning the taxability of the alternative energy tax credits. Based on this new fact, PCA reversed a $62.1 million (net of the federal benefit for state taxes) reserve for unrecognized tax benefits acquired from Boise for the taxability of the 2009 alternative energy tax credits that Boise had claimed through excise tax refunds as a benefit to income taxes in the fourth quarter of 2013. This resulted in a reduction in "Other long-term liabilities" of $13.1 million and the recording of a deferred tax asset to increase the net operating loss carryforwards recorded in deferred taxes by $49.0 million.

8.     Goodwill and Intangible Assets

Goodwill

Goodwill represents the excess of the cost of an acquired business over the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed in a business combination. At December 31, 2014 and 2013, we had $491.6 million and $472.9 million, respectively, of goodwill recorded in our Packaging segment and $55.2 million and $53.9 million, respectively, in our Paper segment on our Consolidated Balance Sheets.

Changes in the carrying amount of our goodwill were as follows (dollars in millions):

	Packaging	Paper	Goodwill
Balance at January 1, 2013	$67.2	$—	$67.2
Acquisitions	405.7	53.9	459.6
Balance at December 31, 2013	472.9	53.9	526.8
Acquisitions (a)	12.2	—	12.2
Adjustments related to purchase accounting (b)	6.5	1.3	7.8
Balance at December 31, 2014	$491.6	$55.2	$546.8
___________

(a)
In April 2014, we acquired the assets of Crockett Packaging, a corrugated products manufacturer, for $21.2 million, before $0.7 million of working capital adjustments, and recorded $12.2 million of goodwill in our Packaging segment.

(b)	Adjustments relate primarily to the Boise acquisition, see Note 3, Acquisitions, for more information.

Intangible Assets

Intangible assets are comprised of customer relationships and trademarks and trade names.

The weighted average useful life, gross carrying amount, and accumulated amortization of our intangible assets were as follows (dollars in millions):

	As of December 31, 2014			As of December 31, 2013
	Weighted Average Remaining Useful Life (in Years)	Gross Carrying Amount	Accumulated Amortization	Weighted Average Remaining Useful Life (in Years)	Gross Carrying Amount	Accumulated Amortization
Customer relationships	14.3	$311.5	$36.9	15.4	$306.4	$16.5
Trademarks and trade names	13.4	21.8	3.0	14.7	21.4	0.8
Other	2.2	0.2	0.1	3.0	0.2	0.1
Total intangible assets (excluding goodwill)	14.2	$333.5	$40.0	15.4	$328.0	$17.4

Amortization expense was $22.6 million, $6.4 million, and $3.1 million for the years ended December 31, 2014, 2013, and 2012, respectively. Estimated amortization expense of intangible assets over the next five years is expected to approximate $22.6 million (2015), $22.5 million (2016), $22.4 million (2017), $22.2 million (2018), and $21.3 million (2019).

Impairment Testing

We test goodwill for impairment annually in the fourth quarter as of October 1 or sooner if events or changes in circumstances indicate that the carrying value of the asset may exceed fair value. Additionally, when we experience changes to our business or operating environment, we evaluate the remaining useful lives of our finite-lived purchased intangible assets to determine whether any adjustments to the useful lives are necessary. We completed our test in the fourth quarter as of October 1, 2014, and there is no indication of goodwill or intangible asset impairment.

9.     Accrued Liabilities

The components of accrued liabilities were as follows (in millions):

	December 31,
	2014	2013
Compensation and benefits	$130.8	$131.4
Medical insurance and workers’ compensation	27.0	26.4
Franchise, property, sales and use taxes	17.5	20.2
Customer volume discounts and rebates	13.9	11.4
Severance, retention, and relocation	8.3	8.2
Environmental liabilities and asset retirement obligations	7.1	7.8
Legal contingencies	0.8	1.0
Other	14.6	7.7
Total	$220.0	$214.1

10.     Debt

At December 31, 2014 and 2013, our long-term debt and interest rates on that debt were as follows (dollars in millions):

	December 31, 2014		December 31, 2013
	Amount	Interest Rate	Amount	Interest Rate
Revolving Credit Facility, due October 2018	$—	—%	$—	—%
Five-Year Term Loan, due October 2018	65.0	1.54	650.0	1.54
Seven-Year Term Loan, due October 2020	643.5	1.79	650.0	1.79
6.50% Senior Notes due March 2018	150.0	6.50	150.0	6.50
3.90% Senior Notes, net of discounts of $0.3 million and $0.3 million as of December 31, 2014 and 2013, respectively, due June 2022	399.7	3.90	399.7	3.90
4.50% Senior Notes, net of discount of $1.7 million and $1.9 million as of December 31, 2014 and 2013, respectively, due November 2023	698.3	4.50	698.1	4.50
3.65% Senior Notes, net of discount of $1.1 million as of December 31, 2014, due September 2024	398.9	3.65	—	—
Total	2,355.4	3.56	2,547.8	3.08
Less current portion	6.5	1.79	39.0	1.59
Total long-term debt	$2,348.9	3.56%	$2,508.8	3.10%

As of December 31, 2014, the details of our borrowings are as follows:

•
Senior Unsecured Credit Agreement. On October 18, 2013, we replaced our senior credit facility that was scheduled to terminate in October 2016, with a new $1.65 billion senior unsecured credit facility. Loans bear interest at LIBOR plus a margin that is determined based upon our credit ratings. The financing consisted of:

◦
Revolving Credit Facility: A $350.0 million unsecured revolving credit facility with variable interest (LIBOR plus a margin) due October 2018. During 2014, we did not borrow under the Revolving Credit Facility. At December 31, 2014, we had $24.9 million of outstanding letters of credit that were considered outstanding on the revolving credit facility, resulting in $325.1 million of unused borrowing capacity. The outstanding letters of credit were primarily for workers compensation. We are required to pay commitment fees on the unused portions of the credit facility.

◦
Five-Year Term Loan: A $650.0 million unsecured term loan with variable interest (LIBOR plus 1.375%), payable quarterly, due October 2018. The balance outstanding at December 31, 2014 was $65.0 million.

◦
Seven-Year Term Loan: A $650.0 million unsecured term loan with variable interest (LIBOR plus 1.625%), payable quarterly, due October 2020. The balance outstanding at December 31, 2014 was $643.5 million.

•	6.50% Senior Notes. On March 25, 2008, we issued $150.0 million of 6.50% senior notes due March 15, 2018, through a registered public offering.

•	3.90% Senior Notes. On June 26, 2012, we issued $400.0 million of 3.90% senior notes due June 15, 2022, through a registered public offering.

•	4.50% Senior Notes. On October 22, 2013, we issued $700.0 million of 4.50% senior notes due November 1, 2023, through a registered public offering.

•
3.65% Senior Notes. On September 5, 2014, we issued $400.0 million of 3.65% fixed-rate senior notes due September 15, 2024, through a registered public offering. In connection with the $400.0 million debt issuance, we paid $3.4 million of deferred financing costs, which we are amortizing to interest expense using the effective interest method over the term of the debt.

The instruments governing our indebtedness contain financial and other covenants that limit the ability of PCA and its subsidiaries to enter into sale and leaseback transactions, incur liens, incur indebtedness at the subsidiary level, enter into certain transactions with affiliates, merge or consolidate with any other person or sell or otherwise dispose of all or substantially all of our assets. Our credit facility also requires us to comply with certain financial covenants, including maintaining a minimum interest coverage ratio and a maximum leverage ratio. A failure to comply with these restrictions could lead to an event of default, which could result in an acceleration of any outstanding indebtedness and/or prohibit us from drawing on the revolving credit facility. Such an acceleration may also constitute an event of default under the senior notes indenture. At December 31, 2014, we were in compliance with these covenants.

At December 31, 2014, we have $1,646.9 million of fixed-rate senior notes and $708.5 million of variable-rate term loans outstanding. At December 31, 2014, the fair value of our fixed-rate debt was estimated to be $1,707.5 million. The difference between the book value and fair value is due to the difference between the period-end market interest rate and the stated rate of our fixed-rate debt. We estimated the fair value of our fixed-rate debt using quoted market prices (Level 2 inputs), discussed further in Note 2, Summary of Significant Accounting Policies. The fair value of our variable-rate term debt approximates the carrying amount as our cost of borrowing is variable and approximates current market rates.

Repayments, Interest, and Other

In 2014, we used the proceeds of our $400.0 million of 3.65% fixed-rate senior notes offering and other cash from operations to repay $591.5 million of debt outstanding under the Five-Year and Seven-Year Term Loans.

On December 23, 2013, we repaid in full the $109.0 million that was outstanding under, and terminated, the receivables credit facility that was scheduled to terminate on October 11, 2014.

In October 2013, we used debt and cash on hand to finance the acquisition of Boise, repay $953.6 million of indebtedness, which included $829.8 million of acquired Boise debt, and for general corporate purposes.

On July 26, 2012, we used the proceeds of our $400.0 million of 3.90% senior notes offering issued June 26, 2012, and cash on hand to redeem our 5.75% notes for $432.5 million, which included a redemption premium of $21.3 million and $11.2 million of accrued and unpaid interest.

As of December 31, 2014, annual principal maturities for debt, excluding unamortized debt discount, are: $6.5 million each year for 2015, 2016, and 2017; $221.5 million for 2018; $6.5 million for 2019; and $2.1 billion for 2020 and thereafter.

At both December 31, 2014 and 2013, the reference interest rate (LIBOR) of our variable rate debt for both our Five-Year Term Loan, due October 2018, and Seven-Year Term Loan, due October 2020, was 0.17%. The applicable margin of our variable rate debt at both December 31, 2014 and 2013, for our Five-Year Term Loan, due October 2018, and Seven-Year Term Loan, due October 2020, was 1.375% and 1.625%, respectively.

Interest payments and redemption premium payments paid in connection with the Company’s debt obligations for the years ended December 31, 2014, 2013, and 2012, were $77.0 million, $105.7 million (including a $54.8 million redemption premium related to the acquired Boise Inc. debt), and $66.3 million (including a $21.3 million redemption premium), respectively.

Included in interest expense, net, are amortization of financing costs and amortization of treasury lock settlements. Amortization of treasury lock settlements was a $5.7 million net loss for both the years ended December 31, 2014 and 2013, and a $3.0 million net loss for the year ended December 31, 2012. Amortization of financing costs for the years ended December 31, 2014, 2013, and 2012, was $3.3 million (including $1.5 million of deferred financing costs), $10.3 million (including $8.2 million for acquisition-related financing fees), and $1.1 million, respectively.

11.     Employee Benefit Plans and Other Postretirement Benefits

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

Other Postretirement Benefits

PCA provides postretirement medical benefits for certain salaried employees and postretirement medical and life insurance benefits for certain hourly employees. For salaried employees, the plan covers employees retiring from PCA on or after attaining age 58 who have had at least 10 years of full-time service with PCA after attaining age 48. For hourly employees, the postretirement medical and life insurance coverage, where applicable, is available according to the eligibility provisions contained in the applicable collective bargaining agreement in effect at the employee’s work location.

Obligations and Funded Status of Defined Benefit Pension and Other Postretirement Benefits Plans

The funded status of PCA's plans change from year to year based on the plan asset investment return, contributions, benefit payments, the discount rate used to measure the liability, and expected participant longevity. The following table, which includes only company-sponsored defined benefit and other postretirement benefit plans, reconciles the beginning and ending balances of the projected benefit obligation and the fair value of plan assets. We recognize the unfunded status of these plans on the Consolidated Balance Sheets, and we recognize changes in funded status in the year changes occur through the Consolidated Statements of Comprehensive Income (dollars in millions):

	Pension Plans		Postretirement Plans
	Year Ended December 31		Year Ended December 31
	2014	2013	2014	2013
Change in Benefit Obligation
Benefit obligation at beginning of period	$929.8	$378.7	$26.3	$31.8
Service cost	22.7	24.5	1.6	2.1
Interest cost	45.9	21.5	1.2	1.3
Plan amendments (a)	2.6	13.8	—	—
Actuarial (gain) loss (b)	159.2	(53.5)	4.1	(7.8)
Acquisitions	—	554.0	—	0.2
Special termination benefits	0.3	—	—	—
Participant contributions	—	—	1.2	1.2
Benefits paid	(30.9)	(9.2)	(2.5)	(2.5)
Benefit obligation at plan year end	$1,129.6	$929.8	$31.9	$26.3
Accumulated benefit obligation portion of above	$1,078.6	$884.0

Change in Fair Value of Plan Assets
Plan assets at fair value at beginning of period	$772.1	$238.4	$—	$—
Acquisitions	—	486.2	—	—
Actual return on plan assets	63.4	26.6	—	—
Company contributions	1.3	30.1	1.3	1.3
Participant contributions	—	—	1.2	1.2
Benefits paid	(30.9)	(9.2)	(2.5)	(2.5)
Fair value of plan assets at plan year end	$805.9	$772.1	$—	$—

Underfunded status	$(323.7)	$(157.7)	$(31.9)	$(26.3)

Amounts Recognized on Consolidated Balance Sheets
Current liabilities	$(1.1)	$(0.8)	$(1.4)	$(1.2)
Noncurrent liabilities	(322.6)	(156.9)	(30.5)	(25.1)
Accrued obligation recognized at December 31	$(323.7)	$(157.7)	$(31.9)	$(26.3)
Amounts Recognized in Accumulated Other Comprehensive (Income) Loss (Pre-Tax)
Prior service cost	$27.6	$31.6	$0.3	$0.1
Actuarial loss	172.6	26.7	5.5	1.4
Total	$200.2	$58.3	$5.8	$1.5
___________

(a)
In 2013, the United Steel Workers (USW) ratified a master labor agreement with PCA under which certain USW-represented employees will have their pension accruals frozen under PCA's hourly pension plan, resulting in most of the $13.8 million increase in benefit obligations.

(b)
The actuarial loss in 2014 is due primarily to a decrease in the weighted average discount rate and also our use of recently updated mortality assumptions from the Society of Actuaries which reflect longer expected participant longevity. In 2013, the discount rate increased resulting in an actuarial gain.

Components of Net Periodic Benefit Cost and Other Comprehensive (Income) Loss

The components of net periodic benefit cost and other comprehensive (income) loss (pretax) were as follows (dollars in millions):

	Pension Plans			Postretirement Plans
	Year Ended December 31			Year Ended December 31
	2014	2013	2012	2014	2013	2012
Service cost	$22.7	$24.5	$22.4	$1.6	$2.1	$1.9
Interest cost	45.9	21.5	14.8	1.2	1.3	1.2
Expected return on plan assets	(50.7)	(21.4)	(12.1)	—	—	—
Special termination benefits	0.3	—	—	—	—	—
Net amortization of unrecognized amounts
Prior service cost	6.5	6.2	6.0	(0.2)	(0.4)	(0.4)
Actuarial loss	0.6	4.7	4.9	0.1	0.5	0.5
Curtailment loss (a)	—	10.9	—	—	—	—
Net periodic benefit cost	$25.3	$46.4	$36.0	$2.7	$3.5	$3.2

Changes in plan assets and benefit obligations recognized in other comprehensive (income) loss
Actuarial net (gain) loss	$146.4	$(58.7)	$19.9	$4.2	$(7.8)	$1.7
Prior service cost	2.6	13.8	2.3	—	—	—
Amortization of prior service cost	(6.5)	(6.2)	(6.0)	0.2	0.4	0.4
Amortization of actuarial loss	(0.6)	(4.7)	(4.9)	(0.1)	(0.5)	(0.5)
Curtailment loss (a)	—	(10.9)	—	—	—	—
Total recognized in other comprehensive (income) loss (b)	141.9	(66.7)	11.3	4.3	(7.9)	1.6
Total recognized in net periodic benefit cost and other comprehensive (income) loss - pretax	$167.2	$(20.3)	$47.3	$7.0	$(4.4)	$4.8
___________

(a)
We recognized curtailment losses in "Other expense, net" in the Consolidated Statements of Income for recent USW negotiations, resulting in the bifurcation of the active USW population between those grandfathered in the current formula (with continued accruals) and non-grandfathered in the current formula (frozen benefits at the contract date).

(b)
Accumulated losses in excess of 10% of the greater of the projected benefit obligation or the market-related value of assets will be recognized on a straight-line basis over the average remaining service period of active employees, which is between seven to ten years, to the extent that losses are not offset by gains in subsequent years. The estimated net loss and prior service cost that will be amortized from "Accumulated other comprehensive loss" into pension expense in 2015 is $14.0 million.

The accumulated benefit obligations for the plans with obligations in excess of plan assets, is $1.08 billion.

Assumptions

The following table presents the assumptions used in the measurement of our benefits obligations:

	Pension Plans			Postretirement Plans
	December 31			December 31
	2014	2013	2012	2014	2013	2012
Weighted-Average Assumptions Used to Determine Benefit Obligations at December 31
Discount rate	4.14%	5.00%	4.25%	3.95%	4.85%	4.00%
Rate of compensation increase	4.00%	4.00%	4.00%	N/A	N/A	N/A
Weighted-Average Assumptions Used to Determine Net Periodic Benefit Cost for the Years Ended December 31
Discount rate	5.00%	4.57%	4.75%	4.85%	4.00%	4.50%
Expected return on plan assets	6.69%	6.53%	6.15%	N/A	N/A	N/A
Rate of compensation increase	4.00%	4.00%	4.00%	N/A	N/A	N/A

Discount Rate Assumption. The discount rate reflects the current rate at which the pension obligations could be settled on the measurement date: December 31. The discount rate assumption used to calculate the present value of pension and postretirement benefit obligations reflects the rates available on high-quality, fixed-income debt instruments on December 31. In all periods, the bonds included in the models reflect anticipated investments that would be made to match the expected monthly benefit payments over time. The plans' projected cash flows were duration-matched to these models to develop an appropriate discount rate. The discount rate PCA will use in 2015 to calculate the net periodic pension benefit and postretirement benefit cost is 4.14% and 3.95%, respectively.

Asset Return Assumption. The expected return on plan assets reflects the expected long-term rates of return for the categories of investments currently held in the plans as well as anticipated returns for additional contributions made in the future. The expected long-term rate of return is adjusted when there are fundamental changes in expected returns on the plan investments. The weighted-average expected return on plan assets we will use in our calculation of 2015 net periodic pension benefit cost is 6.73%.

Rate of Compensation Increase. The rate of compensation increase is determined by PCA based upon annual reviews. The compensation increase assumption is not applicable for all plans as many of our pension plans are frozen and not accruing benefits.

Health Care Cost Trend Rate Assumptions. PCA assumed health care cost trend rates for its postretirement benefits plans were as follows:

	2014	2013	2012
Health care cost trend rate assumed for next year	7.75%	7.75%	8.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.00%	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2023	2020	2020

Postretirement Health Care Plan Assumptions. For postretirement health care plan accounting, PCA reviews external data and its own historical trends for health care costs to determine the health care cost trend rate assumption.

A one-percentage point change in assumed health care cost trend rates would have the following effects on the 2014 postretirement benefit obligation and the 2014 net post retirement benefit cost (in millions):

	1-Percentage Point Increase	1-Percentage Point Decrease
Effect on postretirement benefit obligation	$1.3	$(1.1)
Effect on net postretirement benefit cost	0.1	(0.1)

Investment Policies and Strategies

PCA has retained the services of professional advisors to oversee pension investments and provide recommendations regarding investment strategy. PCA’s overall strategy and related apportionments between equity and debt securities may change from time to time based on market conditions, external economic factors, and the funded status of the plans. The general investment objective for all of our plan assets is to optimize growth of the pension plan trust assets, while minimizing the risk of significant losses to enable the plans to satisfy their benefit payment obligations over time. The objectives take into account the long-term nature of the benefit obligations, the liquidity needs of the plans, and the expected risk/return trade-offs of the asset classes in which the plans may choose to invest. Pension plans’ assets were invested in the following classes of securities at December 31, 2014 and 2013:

	Percentage of Fair Value
	2014	2013
Debt securities	54%	52%
International equity securities	23	25
U.S. equity securities	20	21
Real estate securities	1	1
Other	2	1

At December 31, 2014, the targeted investment allocations differed between the acquired Boise plans and PCA's historical plans based on funded status. At December 31, 2014, PCA's historical plans, which comprised $285.9 million of the fair value of plan assets, targeted 34% invested in equities, 62% invested in bonds, and 4% in other, whereas the Boise plans, which comprised $520.1 million of the total fair value of plan assets, targeted 50% in equities and 50% in bonds. Our retirement committee reviews the investment allocations for reasonableness at a minimum, semi-annually.

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

Fair Value Measurements of Plan Assets

The following tables set forth, by level within the fair value hierarchy, discussed in Note 2, Summary of Significant Accounting Policies, the pension plan assets, by major asset category, at fair value at December 31, 2014 and 2013 (dollars in millions):

	Fair Value Measurements at December 31, 2014
Asset Category	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Short-term investments (a)	$—	$1.8	$—	$1.8
Mutual funds (b):
U.S. large value	14.8	—	—	14.8
U.S. large growth	11.6	—	—	11.6
U.S. mid-cap value	3.0	—	—	3.0
U.S. mid-cap growth	8.8	—	—	8.8
Foreign large blend	41.9	—	—	41.9
Diversified emerging markets	8.0	—	—	8.0
Real estate	8.9	—	—	8.9
Fixed income	178.2	—	—	178.2
Common/collective trust funds (a):
U.S. large-cap equity blend	—	92.9	—	92.9
U.S. small and mid-cap equity blend	—	20.5	—	20.5
Foreign large blend	—	128.4	—	128.4
Diversified emerging markets	—	9.4	—	9.4
U.S. small blend	—	8.9	—	8.9
Fixed income	—	259.3	—	259.3
Private equity securities (c)	—	—	8.1	8.1
Total securities at fair value	$275.2	$521.2	$8.1	$804.5
Receivables and accrued expenses				1.4
Total fair value of plan assets				$805.9

	Fair Value Measurements at December 31, 2013
Asset Category	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Short-term investments (a)	$—	$1.9	$—	$1.9
Mutual funds (b):
U.S. large value	19.4	—	—	19.4
U.S. large growth	17.2	—	—	17.2
U.S. mid-cap value	3.1	—	—	3.1
U.S. mid-cap growth	6.8	—	—	6.8
Foreign large blend	45.2	—	—	45.2
Diversified emerging markets	8.0	—	—	8.0
Real estate	7.5	—	—	7.5
Fixed income	54.4	—	—	54.4
Common/collective trust funds (a):
U.S. large-cap equity blend	—	87.9	—	87.9
U.S. small and mid-cap equity blend	—	19.6	—	19.6
Foreign large blend	—	126.6	—	126.6
Diversified emerging markets	—	9.2	—	9.2
Government bonds	—	35.6	—	35.6
Corporate bonds	—	77.2	—	77.2
U.S. small blend	—	6.8	—	6.8
Fixed income	—	234.4	—	234.4
Private equity securities (c)	—	—	9.9	9.9
Total securities at fair value	$161.6	$599.2	$9.9	$770.7
Receivables and accrued expenses				1.4
Total fair value of plan assets				$772.1
 ____________

(a)
Investments in common/collective trust funds valued using net asset values (NAV) provided by the administrator of the funds. We use NAV as a practical expedient to fair value. The NAV is based on the value of the underlying assets owned by the fund, minus its liabilities, and then divided by the number of units outstanding. While the underlying assets are actively traded on an exchange, the funds are not. There are currently no redemption restrictions on these investments. There are certain funds with one-day redeemable notice.

(b)	Investments in mutual funds valued at quoted market values on the last business day of the fiscal year.

(c)
Investments in this category are invested in the Pantheon Global Secondary Fund IV, LP. The fund specializes in investments in the private equity secondary market and occasionally directly in private companies to maximize capital growth. Fund investments are carried at fair value as determined quarterly using the market approach to estimate the fair value of private investments. The market approach utilizes prices and other relevant information generated by market transactions, type of security, size of the position, degree of liquidity, restrictions on the disposition, latest round of financing data, current financial position, and operating results, among other factors. In circumstances where fair values are not provided with respect to any of the company's fund investments, the investment advisor will seek to determine the fair value of such investments based on information provided by the general partners or managers of such funds or from other sources. Audited financial statements are provided by fund management annually. Notwithstanding the above, the variety of valuation bases adopted and quality of management data of the ultimate underlying investee companies means that there are inherent difficulties in determining the value of the investments. Amounts realized on the sale of these investments may differ from the calculated values. Boise had originally committed to a $15.0 million investment, with $5.0 million of the commitment unfunded at December 31, 2014.

The following table sets forth a summary of changes in the fair value of the pension plans' Level 3 assets for the year ended December 31, 2014 (dollars in millions):

2014
Balance, beginning of year	$9.9
Acquisitions	—
Purchases	—
Sales	(3.4)
Unrealized gain	1.6
Balance, end of year	$8.1

Funding and Cash Flows

PCA makes pension plan contributions that are sufficient to fund its actuarially determined costs, generally equal to the minimum amounts required by the Employee Retirement Income Security Act (ERISA). From time to time, PCA may make discretionary contributions based on the funded status of the plans, tax deductibility, income from operations, and other factors. In 2014, we contributed $1.3 million to our plans, which exceeded our 2014 minimum required contributions, calculated under the pension provisions of the Highway and Transportation Funding Act passed in August 2014. We have no required minimum qualified pensions contributions in 2015.

The following are estimated benefit payments to be paid to current plan participants by year (dollars in millions). Qualified pension benefit payments are paid from plan assets, while nonqualified pension benefit payments are paid by the Company.

	Pension Plans	Postretirement Plans
2015	$34.2	$1.4
2016	37.6	1.6
2017	41.5	1.7
2018	45.2	1.9
2019	49.0	2.1
2020 - 2024	298.3	12.1

Defined Contribution Plans

Some of our employees participate in contributory defined contribution savings plans, available to most of our salaried and hourly employees. The defined contribution plans permit participants to make contributions by salary reduction pursuant to Section 401(k) of the Code. PCA made employer-matching contributions of $28.3 million, $15.0 million, and $10.8 million in 2014, 2013, and 2012, respectively. The increase in contributions in 2014, compared with 2013 and 2012, relates primarily to the additional participants added in the Boise acquisition. Company matching contributions to certain full-time salaried employees are made in company stock, through our Employee Stock Ownership Plan (ESOP). All other matching contributions are in cash. We expense employer matching contributions and charge dividends on shares held by the ESOP to retained earnings. Shares of company stock held by the ESOP are included in basic shares for earnings-per-share computations. At December 31, 2014 and 2013, the ESOP held 2.2 million and 2.1 million shares of company stock, respectively.

Certain salaried and hourly employees that are not participating in a PCA sponsored defined benefit pension plan receive a service-related company retirement contribution to their defined contribution plan account in addition to any employer matching contribution. This contribution increases with years of service and ranges from 3% to 5% of base pay. We expensed $7.4 million, $5.3 million, and $4.3 million for this retirement contribution during the years ended December 31, 2014, 2013, and 2012, respectively.

Deferred Compensation Plans

Key managers can elect to participate in a deferred compensation plan. The deferred compensation plan is unfunded; therefore, benefits are paid from our general assets. At December 31, 2014 and 2013, we had $12.4 million and $12.0 million, respectively, of liabilities attributable to participation in our deferred compensation plan on our Consolidated Balance Sheets.

12.     Share-Based Compensation

The Company has a long-term equity incentive plan, which allows for grants of stock options, stock appreciation rights, restricted stock, and performance awards to directors, officers, and employees, as well as others who engage in services for PCA. The plan, as amended, terminates May 1, 2023, and authorizes 10.6 million shares of common stock for grant over the life of the plan. As of December 31, 2014, 1.9 million shares remained available for future issuance under the plan. Forfeitures are added back to the pool of shares of common stock available to be granted at a future date.

Restricted Stock

Restricted stock awards granted to officers and employees generally vest at the end of a four-year period, and restricted stock awards granted to directors vest immediately. The fair value of restricted stock is determined based on the closing price of the Company’s stock on the grant date. A summary of the Company’s restricted stock activity follows:

	2014		2013		2012
	Shares	Weighted Average Grant- Date Fair Value	Shares	Weighted Average Grant- Date Fair Value	Shares	Weighted Average Grant- Date Fair Value
Restricted stock at January 1	1,463,694	$31.48	1,771,664	$23.44	1,817,745	$22.37
Granted	229,489	70.24	331,053	51.99	394,928	27.46
Vested (a)	(507,222)	26.29	(605,458)	19.54	(429,034)	22.66
Forfeitures	(1,662)	61.05	(33,565)	24.76	(11,975)	21.46
Restricted stock at December 31	1,184,299	$41.71	1,463,694	$31.48	1,771,664	$23.44
___________

(a)	The total fair value of awards upon vesting for the years ended December 31, 2014, 2013, and 2012, was $36.4 million, $29.5 million, and $12.4 million, respectively.

Performance Units

In 2014 and 2013, we granted performance award units to certain key employees. The awards vest four years after the grant date based on the achievement of defined performance rankings compared to a peer group. The performance units are paid out entirely in shares of the Company’s common stock. The awards are valued at the closing price of the Company’s stock on the grant date and expensed over the requisite service period based on the most probable number of awards expected to vest.

	2014		2013
	Shares	Weighted Average Grant- Date Fair Value	Shares	Weighted Average Grant- Date Fair Value
Performance units at January 1	70,600	$47.83	—	$—
Granted	56,889	71.19	70,600	47.83
Vested	—	—	—	—
Forfeitures	—	—	—	—
Performance units at December 31	127,489	$58.25	70,600	$47.83

Compensation Expense

Our share-based compensation expense is recorded in "Selling, general, and administrative expenses." Compensation expense for share-based awards recognized in the Consolidated Statements of Income, net of forfeitures was as follows (dollars in millions):

	Year Ended December 31
	2014	2013	2012
Restricted stock	$13.8	$14.3	$11.7
Performance units	1.8	0.5	—
Impact on income before income taxes	15.6	14.8	11.7
Income tax benefit	(6.1)	(5.8)	(4.6)
Impact on net income	$9.5	$9.0	$7.1

The fair value of restricted stock and performance units is determined based on the closing price of the Company’s common stock on the grant date. As PCA’s Board of Directors has the ability to accelerate vesting of share-based awards upon an employee’s retirement, the Company accelerates the recognition of compensation expense for certain employees approaching normal retirement age.

The unrecognized compensation expense for all share-based awards was as follows (dollars in millions):

	December 31, 2014
	Unrecognized Compensation Expense	Remaining Weighted Average Recognition Period (in years)
Restricted stock	$27.3	2.5
Performance units	5.5	3.1
Total unrecognized share-based compensation expense	$32.8	2.6

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

13.     Derivative Instruments and Hedging Activities

Hedging Strategy

When appropriate, we use derivatives as a risk management tool to mitigate the potential impact of certain market risks. The primary risks managed by using derivative financial instruments are interest rate and foreign currency exchange rate risks. We do not enter into derivative financial instruments for trading or speculative purposes.

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

Derivative Instruments

The impact of derivative instruments on the consolidated statements of income and accumulated OCI was as follows (dollars in millions):

	Net Loss Recognized in Accumulated OCI (Effective Portion) December 31
	2014	2013
Treasury locks, net of tax	$(24.7)	$(28.2)
Foreign currency exchange contracts, net of tax	(0.4)	(0.4)
Total	$(25.1)	$(28.6)

	Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion) Year Ended December 31
Location	2014	2013	2012
Amortization of treasury locks (included in interest expense, net)	$(5.7)	$(5.7)	$0.4

The net amount of settlement gains or losses on derivative instruments included in accumulated OCI to be amortized over the next 12 months is a net loss of $5.7 million ($3.4 million after-tax).

14.     Stockholders' Equity

Dividends

During the year ended December 31, 2014, we paid $157.4 million of dividends to shareholders. On December 9, 2014, PCA's Board of Directors approved a regular quarterly cash dividend $0.40 per share, which was paid on January 15, 2015, to shareholders of record as of December 19, 2014. The dividend payment was $39.4 million.

On February 26, 2015, PCA announced an increase of its quarterly cash dividend on its common stock from an annual payout of $1.60 per share to an annual payout of $2.20 per share. The first quarterly dividend of $0.55 per share will be paid on April 15, 2015 to shareholders of record as of March 13, 2015.

Share Repurchase Program

In 2013 and 2012, we repurchased the following shares of common stock. In both years, all of the shares purchased were retired. No shares were repurchased in 2014. Share repurchase activity follows (in millions, except share and per share amounts).

	Shares	Weighted Average Price Per Share	Total
2012	1,507,659	$29.96	$45.2
2013	171,263	45.54	7.8

At December 31, 2014, $98.1 million of the $150.0 million authorization by the Board of Directors remained available for repurchase of the Company's common stock.

Accumulated Other Comprehensive Income (Loss)

Changes in AOCI by component follows (dollars in millions). Amounts in parentheses indicate losses.

	Foreign Currency Translation Adjustments	Unrealized Loss On Treasury Locks, Net	Unrealized Loss on Foreign Exchange Contracts	Unfunded Employee Benefit Obligations	Total
Balance at December 31, 2013	$(0.1)	$(28.2)	$(0.4)	$(36.3)	$(65.0)
Other comprehensive income (loss) before reclassifications, net of tax	(2.6)	—	—	(94.0)	(96.6)
Amounts reclassified from AOCI, net of tax	—	3.5	—	4.2	7.7
Net current-period other comprehensive income (loss)	(2.6)	3.5	—	(89.8)	(88.9)
Balance at December 31, 2014	$(2.7)	$(24.7)	$(0.4)	$(126.1)	$(153.9)

The following table presents information about reclassifications out of AOCI (dollars in millions). Amounts in parentheses indicate expenses in the Consolidated Statements of Income.

	Amounts Reclassified from AOCI Year Ended December 31
Details about AOCI Components	2014	2013	Affected Line Item in the Statement Where Net Income is Presented
Unrealized loss on treasury locks, net	$(5.7)	$(5.7)	See (a) below
	2.2	2.2	Tax benefit
	$(3.5)	$(3.5)	Net of tax

Unfunded employee benefit obligations
Amortization of prior service costs	$(6.3)	$(5.8)	See (b) below
Amortization of actuarial gains / (losses)	(0.7)	(5.2)	See (b) below
Curtailment loss	—	(10.9)	See (b) below
	(7.0)	(21.9)	Total before tax
	2.8	8.5	Tax benefit
	$(4.2)	$(13.4)	Net of tax
____________

(a)
This AOCI component is included in interest expense, net. Amount relates to the amortization of the effective portion of treasury lock derivative instruments recorded in AOCI. The net amount of settlement gains or losses on derivative instruments included in AOCI to be amortized over the next 12 months is a net loss of $5.7 million ($3.4 million after-tax). For a discussion of treasury lock derivative instrument activity, see Note 13, Derivative Instruments and Hedging Activities, for additional information.

(b)
These AOCI components are included in the computation of net pension and postretirement benefit costs. See Note 11, Employee Benefit Plans and Other Postretirement Benefits, for additional information.

15.     Concentrations of Risk

Our Paper segment has had a long-standing commercial and contractual relationship with OfficeMax Incorporated (OfficeMax), and OfficeMax is our largest customer in the paper business. OfficeMax was acquired by Office Depot, Inc. late in 2013. Office Depot has since agreed to be acquired by Staples, Inc. on February 4, 2015. The pending acquisition by Staples is subject to the satisfaction of certain conditions. This relationship exposes us to a significant concentration of business and financial risk. Our sales to Office Depot (including OfficeMax) represented 9% and 2% of our total company sales, for 2014 and for the period of October 25, 2013, through December 31, 2014, respectively, and 44% and 38% of our Paper segment sales revenue for those periods, respectively. At December 31, 2014 and 2013, we had $52.6 million and $39.2 million of accounts receivable due from Office Depot (including OfficeMax), which represents 8% and 6% of our total company receivables, respectively.

Our agreement with OfficeMax will continue to remain in effect after a merger or acquisition as to the office paper requirements of the legacy OfficeMax business. However, we cannot predict how any merger or acquisition will affect the financial condition of the ultimate entity, the paper requirements of the legacy Office Max business, the purchasing decisions of the ultimate entity or the effects on pricing or competition for office papers. In 2014, sales to Office Depot (including Office Max) represented 44% of our Paper segment sales. If these sales are reduced, whether as a result of the pending integration of Office Max into Office Depot, the future acquisition of Office Depot by Staples or otherwise, we would need to find new customers, which could harm our profitability if our prices are lower or costs are higher. Any significant deterioration in the financial condition of the ultimate entity affecting its ability to pay or any other change that results in its willingness to purchase our products will harm our business and results of operations.

Labor

At December 31, 2014, we had approximately 14,000 employees and approximately 50% of these employees worked pursuant to collective bargaining agreements. Approximately 75% of our hourly employees are represented by unions. The majority of our unionized employees are represented by the United Steel Workers (USW), the International Brotherhood of Teamsters (IBT), the International Association of Machinists (IAM), and the Association of Western Pulp and Paper Workers (AWPPW). Approximately 16% of our employees work pursuant to collective bargaining agreements that will expire within the next twelve months.

16.     Transactions With Related Parties

Louisiana Timber Procurement Company, L.L.C. (LTP) is a variable-interest entity that is 50% owned by PCA and 50% owned by Boise Cascade Company (Boise Cascade). LTP procures sawtimber, pulpwood, residual chips, and other residual wood fiber to meet the wood and fiber requirements of PCA and Boise Cascade in Louisiana. PCA is the primary beneficiary of LTP, and has the power to direct the activities that most significantly affect the economic performance of LTP. Therefore, we consolidate 100% of LTP in our financial statements in our Corporate and Other segment. The carrying amounts of LTP's assets and liabilities (which relate primarily to noninventory working capital items) on our Consolidated Balance Sheets were both $5.2 million at December 31, 2014, and $5.0 million at December 31, 2013. For 2014 and for the period of October 25 to December 31, 2013, we recorded $75.8 million and $10.3 million, respectively, of LTP sales to Boise Cascade in "Net Sales" in the Consolidated Statements of Income and approximately the same amount of expenses in "Cost of Sales". The sales were at prices designed to approximate market prices.

For 2014 and for the period of October 25 to December 31, 2013, fiber purchases from related parties were $28.7 million and $3.7 million, respectively. Most of these purchases related to chip and log purchases by LTP from Boise Cascade's wood products business. These purchases are recorded in "Cost of Sales" in the Consolidated Statements of Income.

17.    U.S. Treasury Grant

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

18.     Segment Information

On October 25, 2013, PCA acquired Boise Inc. (Boise) for $2.1 billion, including the fair value of assumed debt. After the acquisition, we began reporting in three reportable segments: Packaging, Paper, and Corporate and Other. These segments represent distinct businesses that are managed separately because of differing products and services. Each of these businesses requires distinct operating and marketing strategies.

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

Paper. We manufacture and sell a range of white papers, including communication papers, and pressure sensitive papers, and market pulp. Our white papers can be manufactured as either commodity papers or specialty papers with specialized or custom features, such as colors, coatings, high brightness, or recycled content. We ship to customers both directly from our mills and through distribution centers. In 2014, our sales to Office Depot (including OfficeMax), our largest paper segment customer, represented 44% of our Paper segment sales revenue.

Corporate and Other. Our Corporate and Other segment includes corporate support staff services and related assets and liabilities, and foreign exchange gains and losses. This segment also includes transportation assets, such as rail cars and trucks, which we use to transport our products from some of our manufacturing sites and assets related to a 50% owned variable interest entity, Louisiana Timber Procurement Company, L.L.C. (LTP), that we acquired in the acquisition of Boise. See Note 16, Transactions With Related Parties, for more information related to LTP. Sales in this segment relate primarily to LTP and our rail and truck business. We provide transportation services not only to our own facilities but also, on a limited basis, to third parties when geographic proximity and logistics are favorable. Rail cars and trucks are generally leased.

Each segments' profits and losses are measured on operating profits before interest expense and interest income. For many of these allocated expenses, the related assets and liabilities remain in the Corporate and Other segment.

Segment sales to external customers by product line were as follows (dollars in millions):

	Year Ended December 31
	2014	2013	2012

Packaging sales	$4,540.3	$3,431.7	$2,843.9

Paper sales
White papers	1,138.5	207.0	—
Market pulp	62.9	9.9	—
	1,201.4	216.9	—

Corporate and Other	110.9	16.7	—
	$5,852.6	$3,665.3	$2,843.9

Sales to foreign unaffiliated customers during the years ended December 31, 2014, 2013, and 2012 were $378.8 million, $162.4 million, and $115.8 million, respectively. At December 31, 2014 and 2013, the net carrying value of long-lived assets held by foreign operations, all of which were in our Packaging segment, were $12.4 million and $14.0 million, respectively.

An analysis of operations by reportable segment were as follows (dollars in millions):

	Sales, net			Operating Income (Loss)		Depreciation, Amortization, and Depletion	Capital Expenditures (l)	Assets
Year Ended December 31, 2014	Trade	Inter- segment	Total
Packaging	$4,534.5	$5.8	$4,540.3	$663.2	(b)	$323.0	$362.1	$4,105.3
Paper	1,201.4	—	1,201.4	135.4		50.6	51.7	968.6
Corporate and Other	116.7	144.9	261.6	(95.9)	(c)	7.4	6.4	274.6
Intersegment eliminations	—	(150.7)	(150.7)	—		—	—	—
	$5,852.6	$—	$5,852.6	702.7		$381.0	$420.2	$5,348.5
Interest expense, net				(88.4)	(d)
Income before taxes				$614.3

	Sales, net			Operating Income (Loss)		Depreciation, Amortization, and Depletion	Capital Expenditures (l)	Assets
Year Ended December 31, 2013 (a)	Trade	Inter- segment	Total
Packaging	$3,431.3	$0.4	$3,431.7	$554.2	(e)	$190.2	$222.2	$3,988.5
Paper	216.9	—	216.9	13.5	(f)	9.1	10.0	938.4
Corporate and Other	17.1	28.0	45.1	(85.8)	(g)	2.5	2.2	316.9
Intersegment eliminations	—	(28.4)	(28.4)	—		—	—	—
	$3,665.3	$—	$3,665.3	481.9		$201.8	$234.4	$5,243.8
Interest expense, net				(58.3)	(h)
Income before taxes				$423.6

	Sales, net			Operating Income (Loss)		Depreciation, Amortization, and Depletion	Capital Expenditures (l)	Assets
Year Ended December 31, 2012	Trade	Inter- segment	Total
Packaging	$2,843.9	$—	$2,843.9	$383.9	(i)	$169.4	$127.8	$2,194.5
Corporate and Other	—	—	—	53.7	(j)	1.4	0.7	300.4
	$2,843.9	$—	$2,843.9	437.6		$170.8	$128.5	$2,494.9
Interest expense, net				(62.9)	(k)
Income before taxes				$374.7
____________

(a)	On October 25, 2013, we acquired Boise Inc. (Boise). Our financial results include Boise subsequent to acquisition.

(b)
Includes $65.8 million of costs related primarily to the conversion of the No. 3 newsprint machine at our DeRidder, Louisiana, mill to produce lightweight linerboard and corrugating medium, and our exit from the newsprint business in September 2014. Includes $4.9 million of Boise acquisition integration-related and other costs, most of which are recorded in "Other expense, net".

(c)
Includes $13.5 million of Boise acquisition integration-related and other costs, most of which are recorded in "Other expense, net". Includes $17.6 million of costs for the settlement of the Kleen Products LLC v Packaging Corp. of America et al class action lawsuit recorded in "Other expense, net". See Note 20, Commitments, Guarantees, Indemnifications, and Legal Proceedings, for more information.

(d)	Includes $1.5 million of expense related to the write-off of deferred financing costs in connection with the debt refinancing discussed in Note 10, Debt.

(e)
Includes $18.0 million of expense for the acquisition inventory step-up and $1.4 million of integration-related and other costs incurred in connection with the acquisition of Boise in fourth quarter 2013.

(f)	Includes $3.5 million of expense for acquisition inventory step-up and $1.9 million of income for integration-related and other costs.

(g)	Includes $17.2 million of acquisition-related costs and $17.9 million of integration-related and other costs.

(h)	Includes $10.5 million of expenses for financing the acquisition and $1.1 million of expense for the write-off of deferred financing costs.

(i)	Includes $2.0 million of plant closure charges.

(j)
Includes $95.5 million of income related to the increase in gallons claimed as alternative energy tax credits on the Company's amended 2009 tax return. See Note 7, Alternative Energy Tax Credits, for more information.

(k)
Includes $24.8 million of debt refinancing charges, including a $21.3 million redemption premium, a $3.4 million charge to settle the treasury lock prior to its maturity, and $0.1 million of other items.

(l)	Includes "Additions to property, plant, and equipment" and excludes cash used for "Acquisitions of businesses, net of cash acquired" as reported on our Consolidated Statements of Cash Flows.

19.     Asset Retirement Obligations

Our asset retirement obligations relate predominantly to landfill closure, wastewater treatment pond dredging, closed-site monitoring costs, and certain leasehold improvements. In accordance with ASC 410, "Asset Retirement and Environmental Obligations," we recognize the fair value of these liabilities as an asset retirement obligation and capitalize that cost as part of the cost basis of the related asset in the period in which the costs are incurred if sufficient information is available to reasonably estimate the fair value of the obligation. Fair value estimates are determined using Level 3 inputs in the fair value hierarchy. The fair value of our asset retirement obligations is measured using expected future cash outflows discounted using the company's credit-adjusted risk-free interest rate. Over time, the liability is accreted to its settlement value, and the capitalized cost is depreciated over the useful life of the related asset. These liabilities are based on the best estimate of costs and are updated periodically to reflect current technology, laws and regulations, inflation, and other economic factors. Occasionally, we become aware of events or circumstances that require us to revise our future estimated cash flows. When revisions become necessary, we recalculate our obligation and adjust our asset and liability accounts utilizing appropriate discount rates. No assets are legally restricted for purposes of settling asset retirement obligations. Upon settlement of the liability, we will recognize a gain or loss for any difference between the settlement amount and the liability recorded.

The following table describes changes to the asset retirement obligation liability (dollars in millions):

	Year Ended December 31
	2014	2013
Asset retirement obligation at beginning of period	$32.0	$5.1
Acquisition	4.1	23.8
Liabilities incurred	—	3.2
Accretion expense	1.0	0.3
Payments	(0.1)	—
Revisions in estimated cash flows	—	(0.4)
Asset retirement obligation at end of period	$37.0	$32.0

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

20.     Commitments, Guarantees, Indemnifications, and Legal Proceedings

We have financial commitments and obligations that arise in the ordinary course of our business. These include long-term debt (discussed in Note 10, Debt), capital commitments, lease obligations, purchase commitments for goods and services, and legal proceedings (discussed below).

Capital Commitments

The Company had capital commitments of approximately $94.7 million and $151.4 million as of December 31, 2014 and 2013, respectively, in connection with the expansion and replacement of existing facilities and equipment.

Lease Obligations

PCA leases space for certain of its facilities, cutting rights to approximately 88,000 acres of timberland, land for a fiber farm, and equipment, primarily vehicles and rolling stock. Remaining lease terms range from one to 15 years and may contain renewal options or escalation clauses. Substantially all lease agreements have fixed payment terms based on the passage of time. Some lease agreements provide us with the option to purchase the leased property. Additionally, some agreements contain renewal options averaging approximately six years. Some leases may require the Company to pay executory costs, which may include property taxes, maintenance and insurance. The minimum lease payments under non-cancelable operating leases with lease terms in excess of one year were as follows (dollars in millions):

2015	$58.9
2016	48.9
2017	37.8
2018	28.2
2019	21.6
Thereafter	78.9
Total	$274.3

Total lease expense, including base rent on all leases and executory costs, such as insurance, taxes, and maintenance, for the years ended December 31, 2014, 2013, and 2012, was $85.6 million, $56.0 million and $49.4 million, respectively. These costs are included in "Cost of sales" and "Selling, general, and administrative expenses" in our Consolidated Statements of Income. We had an insignificant amount of sublease rental income in the periods presented.

PCA was obligated under capital leases covering buildings and machinery and equipment in the amount of $23.9 million and $24.9 million at December 31, 2014 and 2013, respectively. Assets held under capital lease obligations were included in property, plant, and equipment as follows (dollars in millions):

	Year Ended December 31
	2014	2013
Buildings	$0.3	$0.3
Machinery and equipment	28.5	28.5
Total	28.8	28.8
Less accumulated amortization	(10.5)	(8.7)
Total	$18.3	$20.1

Amortization of assets under capital lease obligations is included in depreciation expense.

The future minimum payments under capitalized leases at December 31, 2014 were as follows (dollars in millions):

2015	$2.7
2016	2.7
2017	2.7
2018	2.7
2019	2.7
Thereafter	23.0
Total minimum capital lease payments	36.5
Less amounts representing interest	(12.6)
Present value of net minimum capital lease payments	23.9
Less current maturities of capital lease obligations	(1.1)
Total long-term capital lease obligations	$22.8

Interest expense related to capital lease obligations was $1.6 million during the year ended December 31, 2014, and $1.7 million during both the years ended December 31, 2013 and 2012.

Purchase Commitments

In the table below, we set forth our enforceable and legally binding purchase obligations as of December 31, 2014. Some of the amounts included in the table are based on management's estimates and assumptions about these obligations, including their duration, the possibility of renewal, anticipated actions by third parties, and other factors. Because these estimates and assumptions are necessarily subjective, our actual payments may vary from those reflected in the table. Purchase orders made in the ordinary course of business are excluded from the table below. Any amounts for which we are liable under purchase orders are reflected on the Consolidated Balance Sheets as accounts payable and accrued liabilities. These obligations relate to various purchase agreements for items such as minimum amounts of fiber and energy purchases over periods ranging from one year to 20 years. Total purchase commitments were as follows (dollars in millions):

2015	$86.8
2016	21.4
2017	8.6
2018	8.0
2019	8.0
Thereafter	9.4
Total	$142.2

The Company purchased a total of $265.9 million, $61.7 million, and $27.7 million during the years ended December 31, 2014, 2013, and 2012, respectively, under these purchase agreements. The increase in purchases under these agreements in 2014, compared with 2013, relates to the acquisition of Boise in fourth quarter 2013.

Environmental Liabilities

The potential costs for various environmental matters are uncertain due to such factors as the unknown magnitude of possible cleanup costs, the complexity and evolving nature of governmental laws and regulations and their interpretations, and the timing, varying costs and effectiveness of alternative cleanup technologies. From 1994 through 2014, remediation costs at the Company’s mills and corrugated plants totaled approximately $3.2 million. At December 31, 2014, the Company had $35.4 million of environmental-related reserves recorded on its Consolidated Balance Sheet. Of the $35.4 million, approximately $26.9 million related to environmental-related asset retirement obligations discussed in Note 19, Asset Retirement Obligations, and $8.5 million related to our estimate of other environmental contingencies. The Company recorded $7.1 million in "Accrued liabilities" and $28.3 million in "Other long-term liabilities" on the Consolidated Balance Sheet. Liabilities recorded for environmental contingencies are estimates of the probable costs based upon available information and assumptions. Because of these uncertainties, PCA’s estimates may change. The Company believes that it is not reasonably possible that future environmental expenditures for remediation costs and asset retirement obligations above the $35.4 million accrued as of December 31, 2014, will have a material impact on its financial condition, results of operations, or cash flows.

Guarantees and Indemnifications

We provide guarantees, indemnifications, and other assurances to third parties in the normal course of our business. These include tort indemnifications, environmental assurances, and representations and warranties in commercial agreements. At December 31, 2014, we are not aware of any material liabilities arising from any guarantee, indemnification, or financial assurance we have provided. If we determined such a liability was probable and subject to reasonable determination, we would accrue for it at that time.

Legal proceedings

During 2010, PCA and eight other U.S. and Canadian containerboard producers were named as defendants in five purported class action lawsuits filed in the United States District Court for the Northern District of Illinois, alleging violations of the Sherman Act. The lawsuits were consolidated in a single complaint under the caption Kleen Products LLC v Packaging Corp. of America et al. The consolidated complaint alleges that the defendants conspired to limit the supply of containerboard, and that the purpose and effect of the alleged conspiracy was to artificially increase prices of containerboard products during the period of August 2005 to October 2010 (the time of filing of the complaint). The complaint was filed as a class action suit on behalf of all purchasers of containerboard products during such period. On April 4, 2014, we reached an agreement with the representatives of the class to settle this lawsuit for $17.6 million. These costs were recorded in "Other expense, net" in our Consolidated Statements of Income for the year ended December 31, 2014. On May 6, 2014, the court preliminarily approved the settlement. Notice of the proposed settlement was mailed to potential class members and $17.6 million was paid to the settlement fund escrow account in June 2014. The court granted final approval of the settlement on September 4, 2014.

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

21.	Quarterly Results of Operations (unaudited, dollars in millions, except per-share and stock price information)

	Quarter
2014:	First (a)	Second (b)	Third (c)	Fourth (d)	Total
Net sales	$1,431.3	$1,468.4	$1,518.9	$1,434.0	$5,852.6
Gross profit	301.4	310.8	320.3	297.0	1,229.5
Income from operations	160.9	180.2	188.4	173.2	702.7
Net income	90.1	99.6	104.4	98.5	392.6
Basic earnings per share	0.92	1.01	1.06	1.00	3.99
Diluted earnings per share	0.92	1.01	1.06	1.00	3.99
Stock price - high	75.10	72.74	72.82	80.14	80.14
Stock price - low	61.35	65.00	63.11	57.06	57.06
	Quarter
2013:	First	Second (e)	Third (f)	Fourth (g)	Total
Net sales	$755.2	$800.2	$845.5	$1,264.4	$3,665.3
Gross profit	185.2	195.3	227.6	259.4	867.5
Income from operations	106.0	110.2	142.8	122.9	481.9
Net income	62.3	66.2	84.7	228.1	441.3
Basic earnings per share	0.65	0.69	0.88	2.36	4.57
Diluted earnings per share	0.64	0.68	0.87	2.34	4.52
Stock price - high	44.93	50.78	61.32	64.39	64.39
Stock price - low	37.86	42.36	48.45	55.66	37.86
____________
Note: The sum of the quarters may not equal the total of the respective year’s earnings per share on either a basic or diluted basis due to changes in the weighted average shares outstanding throughout the year.

(a)
Includes $17.6 million of costs accrued for the settlement of the Kleen Products LLC v Packaging Corp. of America et al class action lawsuit ($11.2 million after-tax or $0.11 per diluted share), $4.1 million of integration-related costs ($2.6 million after-tax or $0.03 per diluted share), and $4.0 million of DeRidder restructuring charges ($2.6 million after-tax or $0.02 per diluted share).

(b)
Includes $17.8 million of DeRidder restructuring charges ($11.2 million after-tax or $0.12 per diluted share) and $4.9 million of integration-related and other costs ($3.0 million after-tax or $0.03 per diluted share).

(c)
Includes $26.0 million of DeRidder restructuring charges ($16.6 million after-tax or $0.17 per diluted share) and $4.5 million of integration-related and other costs ($2.9 million after-tax or $0.03 per diluted share).

(d)
Includes $18.0 million of DeRidder restructuring charges ($11.7 million after-tax or $0.12 per diluted share) and $6.4 million of integration-related and other costs ($4.2 million after-tax or $0.04 per diluted share).

(e)	Includes a $7.8 million non-cash pension curtailment charge ($5.0 million after-tax or $0.05 per diluted share).

(f)
Includes a $3.1 million non-cash pension curtailment charge ($2.0 million after-tax or $0.02 per diluted share), $1.5 million of acquisition-related costs ($1.0 million after-tax or $0.01 per diluted share), and $2.7 million of acquisition-related financing costs ($1.8 million after-tax or $0.02 per diluted share).

(g)
Includes Boise's results for the period of October 25, 2013, through December 31, 2013. The quarter also includes $166.0 million of income tax benefits from the reversal of the reserves for unrecognized tax benefits from alternative energy tax credits ($1.70 per diluted share), partially offset by $21.5 million of expense for the acquisition inventory step-up ($13.6 million after-tax or $0.14 per diluted share), $15.8 million of acquisition-related costs ($10.0 million after-tax or $0.10 per diluted share), $8.9 million of acquisition-related financing costs ($5.6 million after-tax or $0.06 per diluted share), and $17.4 million of integration-related and other costs ($11.0 million after-tax or $0.11 per diluted share).

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

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

Prior to filing this report, PCA completed an evaluation under the supervision and with the participation of PCA’s management, including PCA’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of PCA’s disclosure controls and procedures as of December 31, 2014. The evaluation of PCA’s disclosure controls and procedures included a review of the controls’ objectives and design, PCA’s implementation of the controls and the effect of the controls on the information generated for use in this report. Based on this evaluation, PCA’s Chief Executive Officer and Chief Financial Officer concluded that PCA’s disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2014.

During the quarter ended December 31, 2014, there were no changes in internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, PCA’s internal control over financial reporting.

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

PCA’s management, under the supervision of and with the participation of the Chief Executive Officer and Chief Financial Officer, assessed the Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, PCA’s management concluded that its internal control over financial reporting was effective as of December 31, 2014, based on the specified criteria.

KPMG LLP, the independent registered public accounting firm that audited PCA’s financial statements included in this Form 10-K, has also audited the effectiveness of the Company’s internal control over financial reporting. Their attestation report precedes PCA’s audited financial statements included elsewhere in this report.

Item 9B.	OTHER INFORMATION

Because this Annual Report on Form 10-K is being filed within four business days after the applicable triggering event, the following disclosure is being made under "Part II, Item 9B. Other Information" of this Annual Report on Form 10-K instead of under Item 5.02 (Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers) of Form 8-K.

On February 26, 2015, PCA amended and restated its June 24, 2013, agreement with Paul T. Stecko, chairman of its board of directors. Under the amended and restated agreement, PCA’s board may determine to pay additional fees to Mr. Stecko for services provided under the agreement that were not contemplated at the time the original agreement was executed. On February 26, 2015, the board determined to pay Mr. Stecko an additional $1.6 million of fees for 2014, primarily for services related to PCA’s integration of its acquisition of Boise Inc. The amended and restated agreement is filed herewith as Exhibit 10.12 and incorporated by reference herein.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Information regarding PCA’s executive officers required by this Item 10 is set forth in Item 1 of Part I of this report under the caption "Executive Officers of the Registrant."

The following information required by this Item 10 will be included in PCA’s Proxy Statement for the 2014 Annual Meeting of Stockholders and is incorporated by reference herein:

•	Information regarding PCA’s directors included under the caption "Election of Directors"

•	Information regarding PCA’s Audit Committee and financial experts included under the caption "Election of Directors - Audit Committee"

•	Information regarding PCA’s code of ethics included under the caption "Election of Directors - Code of Ethics"

•
Information regarding PCA’s stockholder nominating procedures included under the captions "Election of Directors - Nominating and Governance Committee," "Other Information - Recommendations for Board - Nominated Director Nominees," and "Other Information - Procedures for Nominating Directors or Bringing Business Before the 2015 Annual Meeting"

•	Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 included under the caption "Section 16(a) Beneficial Ownership Reporting Compliance"

Item 11.	EXECUTIVE COMPENSATION

Information with respect to executive compensation required by this Item 11 will be included in PCA’s Proxy Statement under the captions "Compensation Discussion and Analysis," "Executive Officer and Director Compensation" (including all subcaptions and tables thereunder) and "Board Committees - Compensation Committee" and is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information with respect to security ownership of certain beneficial owners and management required by this Item 12 will be included in PCA’s Proxy Statement under the caption "Ownership of Our Stock" and is incorporated herein by reference.

Authorization of Securities under Equity Compensation Plans — Securities authorized for issuance under our equity compensation plans at December 31, 2014 are as follows:

	Column
	A	B	C
Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants, and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A)
Equity compensation plans approved by securityholders	—	$—	1,856,238
Equity compensation plans not approved by securityholders	N/A	N/A	N/A
Total	—	$—	1,856,238
____________

(a)	Does not include 1,311,788 shares of unvested restricted stock and performance units granted pursuant to our Amended and Restated 1999 Long-Term Equity Incentive Plan.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information with respect to certain relationships and related transactions and director independence required by this Item 13 will be included in PCA’s Proxy Statement under the captions "Transactions with Related Persons" and "Election of Directors - Determination of Director Independence," respectively, and is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information with respect to fees and services of the principal accountant required by this Item 14 will be included in PCA’s Proxy Statement under the caption "Ratification of Appointment of the Independent Registered Public Accounting Firm" under the subcaptions "- Fees to the Independent Registered Public Accounting Firm" and "- Audit Committee Preapproval Policy for Audit and Non-Audit Fees" and are incorporated herein by reference.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)  The following documents are filed as a part of this report:
(1)  The financial statements listed in the "Index to Financial Statements."
(2)  Financial Statement Schedule.

The following consolidated financial statement schedule of PCA for the years ended December 31, 2014, 2013, and 2012 is included in this report.

Schedule II - Packaging Corporation of America - Valuation and Qualifying Accounts (dollars in millions).

Description	Balance Beginning of Year	Acquired Reserves	Charged to Expenses	Deductions		Balance End of Year
Year ended December 31, 2014:
Deducted from assets accounts:
Allowance for doubtful accounts	$3.9	$—	$2.2	$(1.2)	(a)	$4.9
Reserve for customer deductions	6.7	—	44.5	(44.8)	(b)	6.4
Deferred tax asset valuation allowance	2.7	—	0.1	(1.1)		1.7
Total	$13.3	$—	$46.8	$(47.1)		$13.0

Year ended December 31, 2013:
Deducted from assets accounts:
Allowance for doubtful accounts	$1.9	$—	$2.8	$(0.8)	(a)	$3.9
Reserve for customer deductions	3.4	3.4	39.5	(39.6)	(b)	6.7
Deferred tax asset valuation allowance	—	2.7	—	—		2.7
Total	$5.3	$6.1	$42.3	$(40.4)		$13.3

Year ended December 31, 2012:
Deducted from assets accounts:
Allowance for doubtful accounts	$1.9	$—	$1.0	$(1.0)	(a)	$1.9
Reserve for customer deductions	3.1	—	31.0	(30.7)	(b)	3.4
Total	$5.0	$—	$32.0	$(31.7)		$5.3
 ________

(a)	Consists primarily of uncollectable accounts written off, net of recoveries, during the year.

(b)	Consists primarily of discounts taken by customers during the year.

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
4.10
Officers’ Certificate, dated September 5, 2014, pursuant to Section 301 of the Indenture, dated July 21, 2003, by and between Packaging Corporation of America and U.S. Bank National Association (Incorporated herein by reference to Exhibit 4.1 to PCA’s Current Report on Form 8-K filed September 5, 2014, File No. 1-15399).

4.11	3.650% Senior Notes due 2024 (Incorporated herein by reference to Exhibit 4.2 to PCA’s Current Report on Form 8-K filed September 5, 2014, File No. 1-15399).
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

10.12	Amended and Restated Agreement, dated February 26, 2015, between Packaging Corporation of America and Paul T. Stecko.†
10.13
Second Amendment of Packaging Corporation of America Supplemental Executive Retirement Plan, effective as of February 28, 2013. (Incorporated herein by reference to Exhibit 10.22 to PCA’s Annual Report on Form 10-K for the year ended December 31, 2012, File No. 1-15399.)*

10.14
Third Amendment of Packaging Corporation of America Supplemental Executive Retirement Plan, effective as of February 28, 2013. (Incorporated herein by reference to Exhibit 10.23 to PCA’s Annual Report on Form 10-K for the year ended December 31, 2012, File No. 1-15399.) *

10.15
Form of Restricted Stock Agreement for executive officer awards made in June 2013. (Incorporated by reference to Exhibit 10.1 to PCA’s Quarterly Report on Form 10-Q for the period ended June 30, 2013, File No. 1-15399).*

10.16
Form of Performance Unit Agreement for executive officer awards made in June 2013. (Incorporated by reference to Exhibit 10.2 to PCA’s Quarterly Report on Form 10-Q for the period ended June 30, 2013, File No. 1-15399).*

10.17
Performance Based Equity Award Pool for Executive Officers relating to awards made in June 2013. (Incorporated by reference to Exhibit 10.3 to PCA’s Quarterly Report on Form 10-Q for the period ended June 30, 2013, File No. 1-15399).*

10.18
Paper Purchase Agreement, dated June 25, 2011 (the "Paper Purchase Agreement"), between Boise White Paper, L.L. C. and OfficeMax Incorporated (Incorporated by reference to Exhibit 10.1 to Boise, Inc.'s Quarterly Report on Form 10-Q for the period ended June 30, 2013, File No. 1-33541)

10.19
First Amendment to Paper Purchase Agreement, dated June 20, 2013, between Boise White Paper, L.L.C. and OfficeMax Incorporated (Incorporated by reference to Exhibit 10.2 to Boise, Inc.'s Quarterly Report on Form 10-Q for the period ended June 30, 2013, File No. 1-33541)

10.20
Form of Restricted Stock Award Agreement for December 16, 2013 awards to Mark W. Kowlzan, Thomas A. Hassfurther and Richard B. West. (Incorporated herein by reference to Exhibit 10.1 to PCA’s Current Report on Form 8-K, filed December 17, 2013, File No. 1-15399).*

10.21
Form of Performance Unit Agreement for executive officer awards made in June 2014. (Incorporated by reference to Exhibit 10.1 to PCA’s Quarterly Report on Form 10-Q for the period ended June 30, 2014, File No. 1-15399).*

10.22
Form of Restricted Stock Agreement for executive officer awards made in June 2014. (Incorporated by reference to Exhibit 10.2 to PCA’s Quarterly Report on Form 10-Q for the period ended June 30, 2014, File No. 1-15399).*

12.1	Statement Regarding Computation of Ratio of Earnings to Fixed Charges†
16.1	Letter from Ernst & Young LLP dated November 15, 2013. (Incorporated herein by reference to Exhibit 16 to PCA’s Current Report on Form 8-K, filed November 15, 2013, File No. 1-15399).
16.2	Letter from Ernst & Young LLP dated March 3, 2014. (Incorporated herein by reference to Exhibit 16.1 to PCA’s Current Report on Form 8-K, filed March 3, 2014, File No. 1-15399).
21.1	Subsidiaries of the Registrant.†

23.1	Consent of KPMG LLP (2014).†
23.2	Consent of KPMG LLP (2013).†
23.3	Consent of Ernst & Young LLP.†
24.1	Powers of Attorney.†
31.1	Certification of Chief Executive Officer, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†
31.2	Certification of Chief Financial Officer, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. §1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†
99.1	Independent Auditors’ Report (KPMG).†
101
The following financial information from Packaging Corporation of America’s Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Income for the years ended December 31, 2014, 2013, and 2012, (ii) Consolidated Balance Sheets at December 31, 2014 and 2013, (iii) Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013, and 2012, (iv) Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2014, 2013, and 2012, (v) the Notes to Consolidated Financial Statements, and (vi) Financial Statement Schedule-Valuation and Qualifying Accounts.

____________

*	Management contract or compensatory plan or arrangement.

†	Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized on February 27, 2015.

Packaging Corporation of America

/s/ MARK W. KOWLZAN
Mark K. Kowlzan
Chief Executive Officer

/s/ RICHARD B. WEST
Richard B. West
Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 27, 2015, by the following persons on behalf of the registrants and in the capacities indicated.

Signature	Capacity

/s/ MARK W. KOWLZAN
Mark W.Kowlzan	Chief Executive Officer and Director
(Principal Executive Officer)
/s/ RICHARD B. WEST
Richard B. West	Senior Vice President and Chief Financial Officer
(Prinicpal Financial and Accounting Officer)
*
Paul T. Stecko	Chairman of the Board

*
Cheryl K. Beebe	Director

*
Hasan Jameel	Director

*
Robert C. Lyons	Director

*
Thomas P. Maurer	Director

*
Samuel M. Mencoff	Director

*
Roger B. Porter	Director

*
Thomas S. Souleles	Director

*
James D. Woodrum	Director

/s/ RICHARD B. WEST
Richard B. West
(Attorney-In-Fact)