Form 10-Q
period 2015-03-31
PACKAGING CORP OF AMERICA
filed 2015-05-08
CIK 75677

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________
FORM 10-Q
_______________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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

As of May 1, 2015, the Registrant had outstanding 97,907,367 shares of common stock, par value $0.01 per share.

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

Packaging Corporation of America
Consolidated Statements of Income and Comprehensive Income
(unaudited, dollars in millions, except per-share data)

	Three Months Ended March 31
	2015	2014
Statements of Income:
Net sales	$1,425.7	$1,431.3
Cost of sales	(1,148.7)	(1,129.9)
Gross profit	277.0	301.4
Selling, general, and administrative expenses	(117.3)	(116.5)
Other expense, net	(2.6)	(24.0)
Income from operations	157.1	160.9
Interest expense, net	(19.2)	(20.8)
Income before taxes	137.9	140.1
Income tax provision	(47.1)	(50.0)
Net income	$90.8	$90.1

Net income per common share:
Basic	$0.92	$0.92
Diluted	$0.92	$0.92
Dividends declared per common share	$0.55	$0.40

Statements of Comprehensive Income:
Net income	$90.8	$90.1
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(1.4)	—
Reclassification adjustments to cash flow hedges included in net income, net of tax of $0.6 million and $0.6 million	0.8	0.8
Amortization of pension and postretirement plans actuarial loss and prior service cost, net of tax of $1.4 million and $0.8 million	2.2	1.0
Other comprehensive income	1.6	1.8
Comprehensive income	$92.4	$91.9

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Packaging Corporation of America
Consolidated Balance Sheets
(unaudited, dollars and shares in millions, except per-share data)

	March 31, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$126.4	$124.9
Accounts receivable, net of allowance for doubtful accounts and customer deductions of $12.4 million and $11.3 million as of March 31, 2015, and December 31, 2014, respectively	676.7	646.1
Inventories	687.6	664.9
Prepaid expenses and other current assets	65.7	61.9
Federal and state income taxes receivable	—	5.1
Deferred income taxes	58.4	75.7
Total current assets	1,614.8	1,578.6
Property, plant, and equipment, net	2,864.1	2,857.6
Goodwill	546.6	546.8
Intangible assets, net	287.8	293.5
Other long-term assets	72.1	72.0
Total assets	$5,385.4	$5,348.5
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$6.5	$6.5
Capital lease obligations	1.1	1.1
Accounts payable	352.7	330.5
Dividends payable	54.1	39.4
Federal and state income taxes payable	24.1	—
Accrued liabilities	164.0	220.0
Accrued interest	18.8	13.5
Total current liabilities	621.3	611.0
Long-term liabilities:
Long-term debt	2,347.4	2,348.9
Capital lease obligations	22.5	22.8
Deferred income taxes	399.9	409.9
Pension and postretirement benefit plans	367.8	361.7
Other long-term liabilities	70.2	72.8
Total long-term liabilities	3,207.8	3,216.1
Commitments and contingent liabilities
Stockholders' equity:
Common stock, par value $0.01 per share, 300,000 shares authorized, 98.3 million and 98.4 million shares issued as of March 31, 2015, and December 31, 2014, respectively	1.0	1.0
Additional paid in capital	436.0	432.1
Retained earnings	1,271.6	1,242.2
Accumulated other comprehensive loss	(152.3)	(153.9)
Total stockholders' equity	1,556.3	1,521.4
Total liabilities and stockholders' equity	$5,385.4	$5,348.5

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Packaging Corporation of America
Consolidated Statements of Cash Flows
(unaudited, dollars in millions)

	Three Months Ended March 31
	2015	2014
Cash Flows from Operating Activities:
Net income	$90.8	$90.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization of intangibles and deferred financing costs	95.3	86.0
Share-based compensation expense	4.2	3.6
Deferred income tax provision	7.4	15.6
Pension and postretirement benefits expense, net of contributions	7.7	6.2
Other, net	(5.4)	2.8
Changes in operating assets and liabilities:
Increase in assets —
Accounts receivable	(31.4)	(43.4)
Inventories	(22.2)	(13.0)
Prepaid expenses and other current assets	(4.5)	(8.7)
Increase (decrease) in liabilities —
Accounts payable	(13.6)	4.2
Accrued liabilities	(48.8)	(17.4)
Federal and state income taxes payable / receivable	28.8	23.3
Net cash provided by operating activities	108.3	149.3
Cash Flows from Investing Activities:
Additions to property, plant, and equipment	(55.6)	(50.9)
Additions to other long term assets	(2.6)	(2.7)
Other	0.6	—
Net cash used for investing activities	(57.6)	(53.6)
Cash Flows from Financing Activities:
Repayments of debt and capital lease obligations	(1.9)	(66.3)
Common stock dividends paid	(39.4)	(39.3)
Repurchases of common stock	(7.6)	—
Proceeds from exercise of stock options	—	3.3
Excess tax benefits from stock-based awards	0.3	3.7
Shares withheld to cover employee restricted stock taxes	(0.3)	(2.4)
Other	(0.3)	—
Net cash used for financing activities	(49.2)	(101.0)
Net increase (decrease) in cash and cash equivalents	1.5	(5.3)
Cash and cash equivalents, beginning of period	124.9	191.0
Cash and cash equivalents, end of period	$126.4	$185.7

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Condensed Notes to Unaudited Quarterly Consolidated Financial Statements

1.     Nature of Operations and Basis of Presentation

Packaging Corporation of America ("we," "us," "our," PCA," or the "Company") was incorporated on January 25, 1999. In April 1999, PCA acquired the containerboard and corrugated packaging products business of Pactiv Corporation (Pactiv), formerly known as Tenneco Packaging, Inc., a wholly owned subsidiary of Tenneco Inc. We are a large diverse manufacturer of both packaging and paper products. We are headquartered in Lake Forest, Illinois, and we operate largely in the United States but also have operations in Canada.

We report our business in three reportable segments: Packaging, Paper, and Corporate and Other. Our Packaging segment produces a wide variety of corrugated packaging products. The Paper segment manufactures and sells a range of papers, including communication-based papers and pressure sensitive papers (collectively, white papers) and market pulp. Corporate and Other includes support staff services and related assets and liabilities, transportation assets, and activity related to other ancillary support operations. For more information about our segments, see Note 16, Segment Information.

In these consolidated financial statements, certain amounts in prior periods' consolidated financial statements have been reclassified to conform with the current period presentation.

The consolidated financial statements of PCA as of March 31, 2015, and for the three months ended March 31, 2015 and 2014, are unaudited but include all adjustments (consisting only of normal recurring adjustments) that management considers necessary for a fair presentation of such financial statements. The preparation of the consolidated financial statements involves the use of estimates and accruals. Actual results may vary from those estimates. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with Article 10 of SEC Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete audited financial statements. Operating results for the three months ended March 31, 2015, are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. These consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2014.

The consolidated financial statements include the accounts of PCA and its majority-owned subsidiaries after elimination of intercompany balances and transactions.

2.     Acquisitions

Crockett Packaging Acquisition

On April 28, 2014, we acquired the assets of Crockett Packaging, a corrugated products manufacturer, for $21.2 million, before $0.7 million of working capital adjustments. Sales and total assets of the acquired company are not material to our overall sales and total assets. In connection with the acquisition, we allocated the purchase price to the assets acquired and liabilities assumed based on estimates of the fair value at the date of the acquisition. See Note 3, Acquisitions, of the Notes to Consolidated Financial Statements in "Part II, Item 8. Financial Statements and Supplementary Data" of our 2014 Annual Report on Form 10-K for additional information.

3.     Earnings Per Share

The following table sets forth the computation of basic and diluted income per common share for the periods presented (dollars and shares in millions, except per share data).

	Three Months Ended March 31
	2015	2014
Numerator:
Net income	$90.8	$90.1
Less: distributed and undistributed earnings allocated to participating securities	(1.2)	(1.4)
Net income attributable to common shareholders	$89.6	$88.7
Denominator:
Weighted average basic common shares outstanding	97.1	96.8
Effect of dilutive securities	0.1	—
Diluted common shares outstanding	97.2	96.8
Basic income per common share	$0.92	$0.92
Diluted income per common share	$0.92	$0.92

During the three months ended March 31, 2014, all outstanding options to purchase shares were included in the computation of diluted common shares outstanding. On June 29, 2014, all remaining options to purchase shares expired and no options are outstanding.

4.     Other Expense, Net

The components of other expense, net, were as follows (dollars in millions):

	Three Months Ended March 31
	2015	2014
Integration-related and other costs (a)	$3.0	$4.1
DeRidder restructuring (b)	1.2	1.1
Refundable state tax credit (c)	(3.6)	—
Class action lawsuit settlement (d)	—	17.6
Asset disposals and write-offs	1.0	1.3
Other	1.0	(0.1)
Total	$2.6	$24.0
___________

(a)
The three months ended March 31, 2015 and 2014, includes Boise acquisition integration-related and other costs, which primarily relate to professional fees, severance, retention, relocation, travel, and other integration-related costs.

(b)
The three months ended March 31, 2015 and 2014, includes restructuring charges at our mill in DeRidder, Louisiana. Restructuring activities include costs related to our exit from the newsprint business, the conversion of the No. 3 newsprint machine to containerboard, and other improvements.

(c)	The three months ended March 31, 2015, includes a $3.6 million tax credit from the State of Louisiana related to our recent capital investment and the jobs retained at the DeRidder, Louisiana, mill.

(d)	The three months ended March 31, 2014, includes $17.6 million of costs for the settlement of the Kleen Products LLC v Packaging Corp. of America et al class action lawsuit.

5.     Income Taxes

For the three months ended March 31, 2015 and 2014, we recorded $47.1 million and $50.0 million of income tax expense and had an effective tax rate of 34.2% and 35.7%, respectively. During the three months ended March 31, 2015 and

2014, the primary reasons for the difference from the federal statutory income tax rate of 35.0% were the effect of state and local income taxes and the domestic manufacturers’ deduction.

During the three months ended March 31, 2015, there were no significant changes to our uncertain tax positions. For more information, see Note 6, Income Taxes, of the Notes to Consolidated Financial Statements in "Part II, Item 8. Financial Statements and Supplementary Data" of our 2014 Annual Report on Form 10-K.

During the three months ended March 31, 2015 and 2014, cash paid for taxes, net of refunds received, was $9.8 million and $1.7 million, respectively.

6.     Inventories

We value our raw materials, work in process, and finished goods inventories using lower of cost, as determined by the average cost method, or market. Supplies and materials are valued at the first-in, first-out (FIFO) or average cost methods.

The components of inventories were as follows (dollars in millions):

	March 31, 2015	December 31, 2014
Raw materials	$275.7	$261.9
Work in process	12.5	11.3
Finished goods	216.6	216.3
Supplies and materials	182.8	175.4
Inventories	$687.6	$664.9

7.    Property, Plant, and Equipment

The components of property, plant, and equipment were as follows (dollars in millions):

	March 31, 2015	December 31, 2014
Land and land improvements	$144.5	$143.5
Buildings	659.8	654.6
Machinery and equipment	4,533.7	4,508.0
Construction in progress	198.3	154.8
Other	54.5	54.5
Property, plant, and equipment, at cost	5,590.8	5,515.4
Less accumulated depreciation	(2,726.7)	(2,657.8)
Property, plant, and equipment, net	$2,864.1	$2,857.6

Depreciation expense for the three months ended March 31, 2015 and 2014, was $85.2 million and $76.0 million, respectively. During the three months ended March 31, 2015 and 2014, we recognized $9.0 million and $1.3 million of incremental depreciation expense from shortening the useful lives of assets at our DeRidder, Louisiana mill.

At March 31, 2015, and December 31, 2014, purchases of property, plant, and equipment included in accounts payable were $51.4 million and $13.9 million.

8.     Goodwill and Intangible Assets

Goodwill

Goodwill represents the excess of the cost of an acquired business over the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed in a business combination. At March 31, 2015, and December 31, 2014, we had $491.4 million and $491.6 million of goodwill recorded in our Packaging segment, respectively, and for both periods we had $55.2 million of goodwill recorded in our Paper segment on our Consolidated Balance Sheets. Goodwill is affected by foreign currency translation.

Intangible Assets

Intangible assets are primarily comprised of customer relationships and trademarks and trade names.

The weighted average remaining useful life, gross carrying amount, and accumulated amortization of our intangible assets were as follows (dollars in millions):

	March 31, 2015			December 31, 2014
	Weighted Average Remaining Useful Life (in Years)	Gross Carrying Amount	Accumulated Amortization	Weighted Average Remaining Useful Life (in Years)	Gross Carrying Amount	Accumulated Amortization
Customer relationships	14.0	$311.5	$42.0	14.3	$311.5	$36.9
Trademarks and trade names	13.2	21.8	3.5	13.4	21.8	3.0
Other	2.0	0.2	0.2	2.2	0.2	0.1
Total intangible assets (excluding goodwill)	13.9	$333.5	$45.7	14.2	$333.5	$40.0

Amortization expense for the three months ended March 31, 2015 and 2014, was $5.7 million and $5.6 million, respectively.

9.    Accrued Liabilities

The components of accrued liabilities were as follows (dollars in millions):

	March 31, 2015	December 31, 2014
Compensation and benefits	$78.7	$130.8
Medical insurance and workers’ compensation	27.0	27.0
Franchise, property, and sales and use taxes	16.8	17.5
Customer volume discounts and rebates	10.3	13.9
Environmental liabilities and asset retirement obligations	9.2	7.1
Severance, retention, and relocation	8.8	8.3
Other	13.2	15.4
Total	$164.0	$220.0

10.    Debt

During the three months ended March 31, 2015, we made a principal payment of $1.6 million, on our seven-year term loan, due October 2020. For the three months ended March 31, 2015 and 2014, cash payments for interest were $15.9 million and $10.5 million, respectively.

Included in interest expense, net, are amortization of treasury lock settlements and amortization of financing costs, partially offset by patronage interest rebates. For both the three months ended March 31, 2015 and 2014, amortization of treasury lock settlements was $1.4 million. For the three months ended March 31, 2015 and 2014, amortization of financing costs was $0.4 million and $0.5 million, respectively. Also, during the three months ended March 31, 2015 and 2014, we received a patronage interest rebate of $4.1 million and $0.8 million, respectively.

For more information on our long-term debt and interest rates on that debt, see Note 10, Debt, of the Notes to Consolidated Financial Statements in "Part II, Item 8. Financial Statements and Supplementary Data" of our 2014 Annual Report on Form 10-K.

At March 31, 2015, we had $1,647.0 million of fixed-rate senior notes and $706.9 million of variable-rate term loans outstanding. At March 31, 2015, the fair value of our fixed-rate debt was estimated to be $1,737.6 million. The difference between the book value and fair value is due to the difference between the period-end market interest rate and the stated rate of our fixed-rate debt. We estimated the fair value of our fixed-rate debt using quoted market prices (Level 2 inputs) within the fair value hierarchy, which is further defined in Note 2, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements in "Part II, Item 8. Financial Statements and Supplementary Data" of our 2014 Annual Report on Form 10-K. The fair value of our variable-rate term debt approximates the carrying amount as our cost of borrowing is variable and approximates current market rates.

11.     Employee Benefit Plans and Other Postretirement Benefits

The components of net periodic benefit cost were as follows (dollars in millions):

	Pension Plans		Postretirement Plans
	Three Months Ended March 31		Three Months Ended March 31
	2015	2014	2015	2014
Service cost	$5.9	$5.8	$0.4	$0.4
Interest cost	11.5	11.4	0.3	0.3
Expected return on plan assets	(13.3)	(12.7)	—	—
Net amortization of unrecognized amounts
Prior service cost	1.4	1.6	—	—
Actuarial loss	2.1	0.2	0.1	—
Net periodic benefit cost	$7.6	$6.3	$0.8	$0.7

PCA makes pension plan contributions that are sufficient to fund its actuarially determined costs, generally equal to the minimum amounts required by the Employee Retirement Income Security Act (ERISA). During the three months ended March 31, 2015, we made payments of $0.4 million to our nonqualified pension plans. We have no required minimum qualified contributions in 2015.

12.     Share-based Compensation

The Company has a long-term equity incentive plan, which allows for grants of stock options, stock appreciation rights, restricted stock, and performance awards to directors, officers, and employees, as well as others who engage in services for PCA. The plan, as amended, terminates May 1, 2023, and authorizes 10.6 million shares of common stock for grant over the life of the plan. As of March 31, 2015, 1.9 million shares were available for future issuance under the plan. Forfeitures are added back to the pool of shares of common stock available to be granted at a future date.

The following table presents restricted stock and performance unit award activity for the three months ended March 31, 2015:

	Restricted Stock		Performance Units
	Shares	Weighted Average Grant- Date Fair Value	Shares	Weighted Average Grant- Date Fair Value
Outstanding at January 1, 2015	1,184,299	$41.71	127,489	$58.25
Vested	(17,368)	53.66	—	—
Forfeitures	(2,781)	71.19	—	—
Outstanding at March 31, 2015	1,164,150	$40.91	127,489	$58.25

Compensation Expense

Our share-based compensation expense is recorded in "Selling, general, and administrative expenses". Compensation expense for share-based awards recognized in the Consolidated Statements of Income, net of forfeitures, was as follows (dollars in millions):

	Three Months Ended March 31
	2015	2014
Restricted stock	$3.6	$3.3
Performance units	0.6	0.3
Total share-based compensation expense	4.2	3.6
Income tax benefit	(1.6)	(1.4)
Share-based compensation expense, net of tax benefit	$2.6	$2.2

The fair value of restricted stock and performance units is determined based on the closing price of the Company’s common stock on the grant date. As PCA’s Board of Directors has the ability to accelerate vesting of share-based awards upon an employee’s retirement, the Company accelerates the recognition of compensation expense for certain employees approaching normal retirement age.

The unrecognized compensation expense for all share-based awards at March 31, 2015, was as follows (dollars in millions):

	March 31, 2015
	Unrecognized Compensation Expense	Remaining Weighted Average Recognition Period (in years)
Restricted stock	$23.8	2.4
Performance units	5.0	2.9
Total unrecognized share-based compensation expense	$28.8	2.5

13.     Stockholders' Equity

Dividends

During the three months ended March 31, 2015, we paid $39.4 million of dividends to shareholders. On February 26, 2015, PCA announced an increase of its quarterly cash dividend on its common stock from an annual payout of $1.60 per share to an annual payout of $2.20 per share. On February 26, 2015, PCA's Board of Directors approved a regular quarterly cash dividend of $0.55 per share, which was paid on April 15, 2015, to shareholders of record as of March 13, 2015. The April 2015 dividend payment was $54.1 million.

Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) (AOCI) by component were as follows (dollars in millions). Amounts in parentheses indicate losses.

	Foreign Currency Translation Adjustments	Unrealized Loss On Treasury Locks, Net		Unrealized Loss on Foreign Exchange Contracts	Unfunded Employee Benefit Obligations		Total
Balance at January 1, 2015	$(2.7)	$(24.7)		$(0.4)	$(126.1)		$(153.9)
Other comprehensive income (loss) before reclassifications, net of tax	(1.4)	—		—	—		(1.4)
Amounts reclassified from AOCI, net of tax	—	0.8	(a)	—	2.2	(b)	3.0
Net current-period other comprehensive income (loss)	(1.4)	0.8		—	2.2		1.6
Balance at March 31, 2015	$(4.1)	$(23.9)		$(0.4)	$(123.9)		$(152.3)

Reclassifications out of AOCI were as follows (dollars in millions). Amounts in parentheses indicate expenses in the Consolidated Statements of Income.

	Amounts Reclassified from AOCI
	Three Months Ended March 31		Affected Line Item in the Statement Where Net Income is Presented
Details about AOCI Components	2015	2014
Unrealized loss on treasury locks, net	$(1.4)	$(1.4)	See (a) below
	0.6	0.6	Tax benefit
	$(0.8)	$(0.8)	Net of tax

Unfunded employee benefit obligations
Amortization of prior service costs	$(1.4)	$(1.6)	See (b) below
Amortization of actuarial losses	(2.2)	(0.2)	See (b) below
	(3.6)	(1.8)	Total before tax
	1.4	0.8	Tax benefit
	$(2.2)	$(1.0)	Net of tax
____________

(a)
This AOCI component is included in interest expense, net. Amount relates to the amortization of the effective portion of treasury lock derivative instruments recorded in AOCI. The net amount of settlement gains or losses on derivative instruments included in AOCI to be amortized over the next 12 months is a net loss of $5.7 million ($3.4 million after tax). For a discussion of treasury lock derivative instrument activity, see Note 13, Derivative Instruments and Hedging Activities, of the Notes to Consolidated Financial Statements in "Part II, Item 8. Financial Statements and Supplementary Data" of our 2014 Annual Report on Form 10-K.

(b)
These AOCI components are included in the computation of net pension and postretirement benefit costs. See Note 11, Employee Benefit Plans and Other Postretirement Benefits, for additional information.

14.     Concentrations of Risk

Our Paper segment has had a long-standing commercial and contractual relationship with OfficeMax Incorporated (OfficeMax), and OfficeMax is our largest customer in the paper business. OfficeMax was acquired by Office Depot, Inc. late in 2013. Office Depot agreed to be acquired by Staples, Inc. on February 4, 2015. The pending acquisition by Staples is subject to the satisfaction of certain conditions. This relationship exposes us to a significant concentration of business and financial risk. Our sales to Office Depot (including OfficeMax) represented 10% and 9% of our total company sales revenue, for the three months ended March 31, 2015 and 2014, respectively, and 46% and 42% of our Paper segment sales revenue for both those periods, respectively. At March 31, 2015, and December 31, 2014, we had $62.1 million and $52.6 million of accounts receivable due from Office Depot (including OfficeMax), which represents 9% and 8% of our total company receivables, respectively.

We cannot predict how the pending merger between Staples and Office Depot will affect our business. Significant increases in paper purchases would intensify the concentration of risk. Significant reductions in paper purchases would cause our paper business to expand its customer base and could potentially decrease its profitability if new customer sales required either a decrease in pricing and/or an increase in cost of sales. Any significant deterioration in the financial condition of the post-merger entity affecting its ability to pay or causing a significant change in the willingness to continue to purchase our products could harm our business and results of operations.

15.     Transactions With Related Parties

Louisiana Timber Procurement Company, L.L.C. (LTP) is a variable-interest entity that is 50% owned by PCA and 50% owned by Boise Cascade Company (Boise Cascade). LTP procures sawtimber, pulpwood, residual chips, and other residual wood fiber to meet the wood and fiber requirements of PCA and Boise Cascade in Louisiana. PCA is the primary beneficiary of LTP, and has the power to direct the activities that most significantly affect the economic performance of LTP. Therefore, we consolidate 100% of LTP in our financial statements in our Corporate and Other segment. The carrying amounts of LTP's assets and liabilities (which relate primarily to noninventory working capital items) on our Consolidated Balance Sheets were both $6.2 million at March 31, 2015, and $5.2 million at December 31, 2014. During the three months ended March 31, 2015 and 2014, we recorded $21.9 million and $16.1 million, respectively, of LTP sales to Boise Cascade in "Net Sales" in the Consolidated Statements of Income and approximately the same amount of expenses in "Cost of Sales". The sales were at prices designed to approximate market prices.

During the three months ended March 31, 2015 and 2014, fiber purchases from related parties were $6.3 million and $7.2 million, respectively. Most of these purchases related to chip and log purchases by LTP from Boise Cascade's wood products business. These purchases are recorded in "Cost of Sales" in the Consolidated Statements of Income.

16.     Segment Information

We report our business in three reportable segments: Packaging, Paper, and Corporate and Other. These segments represent distinct businesses that are managed separately because of differing products and services. Each of these businesses requires distinct operating and marketing strategies.

Each segment's profits and losses are measured on operating profits before interest expense, net, and income taxes. For many of these allocated expenses, the related assets and liabilities remain in the Corporate and Other segment.

Selected financial information by reportable segment was as follows (dollars in millions):

	Sales, net			Operating Income (Loss)
Three Months Ended March 31, 2015	Trade	Inter- segment	Total
Packaging	$1,097.9	$1.4	$1,099.3	$141.1	(a)
Paper	297.3	—	297.3	35.6
Corporate and Other	30.5	30.5	61.0	(19.6)	(b)
Intersegment eliminations	—	(31.9)	(31.9)	—
	$1,425.7	$—	$1,425.7	157.1
Interest expense, net				(19.2)	(d)
Income before taxes				$137.9

	Sales, net			Operating Income (Loss)
Three Months Ended March 31, 2014	Trade	Inter- segment	Total
Packaging	$1,095.6	$1.8	$1,097.4	$170.7	(a)
Paper	309.3	—	309.3	27.7	(c)
Corporate and Other	26.4	37.7	64.1	(37.5)	(b)
Intersegment eliminations	—	(39.5)	(39.5)	—
	$1,431.3	$—	$1,431.3	160.9
Interest expense, net				(20.8)	(d)
Income before taxes				$140.1
____________

(a)
The three months ended March 31, 2015 and 2014, include $10.3 million and $4.0 million, respectively, of restructuring charges at our mill in DeRidder, Louisiana. The restructuring charges primarily related to accelerated depreciation and were mostly recorded in "Cost of sales". The three months ended March 31, 2015, includes $0.9 million of Boise acquisition integration-related and other costs, mostly recorded in "Other expense, net".

(b)
The three months ended March 31, 2015 and 2014, includes $2.6 million and $3.4 million, respectively, of Boise acquisition integration-related and other costs, mostly recorded in "Other expense, net". The three months ended March 31, 2014, includes $17.6 million of costs accrued for the settlement of the Kleen Products LLC v Packaging Corp. of America et al class action lawsuit. These costs are recorded in "Other expense, net".

(c)	Includes $0.7 million of Boise acquisition integration-related costs, recorded in "Other expense, net".

(d)	During the three months ended March 31, 2015 and 2014, we received an interest rebate on a portion of our bank debt, reducing our interest expense $4.1 million and $0.8 million, respectively.

17.     New and Recently Adopted Accounting Standards

In April 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2015-03 (Topic 835): Simplifying the Presentation of Debt Issuance Costs. This ASU conforms the presentation of debt issuance costs with that required for debt discounts under U.S. GAAP. Under the ASU, debt issuance costs are presented in the balance sheet as a direct deduction from the related debt liability rather than as an asset. The guidance is effective for annual and interim reporting periods beginning after December 15, 2015, and requires the new guidance be applied retrospectively to all prior periods presented. We do not believe the adoption of this update will have a material effect on our financial position and results of operations.

In February 2015, the FASB issued ASU 2015-02 (Topic 810): Amendments to the Consolidation Analysis. This ASU makes targeted amendments to the current consolidation guidance and affects both the variable interest entity and voting interest entity consolidation models. The guidance is effective for annual reporting periods beginning after December 15, 2015. We do not believe the adoption of this update will have a material effect on our financial position and results of operations.

In May 2014, the FASB issued ASU 2014-09 (Topic 606): Revenue from Contracts with Customers. This ASU amends the guidance for revenue recognition to replace numerous, industry-specific requirements and converges areas under this topic with those of the International Financial Reporting Standards. The ASU implements a five-step process for customer contract revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards. The amendment also requires enhanced disclosures regarding the nature, amount, timing, and uncertainty of revenues and cash flows from contracts with customers. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. On April 29, 2015, the FASB issued an exposure draft proposing a one-year deferral of the revenue recognition standard’s original 2017 effective date. The exposure draft has a 30-day public comment period. We do not believe the adoption of this update will have a material effect on our financial position and results of operations.

There were no other accounting standards recently issued that had or are expected to have a material impact on our financial position or results of operations.

18.     Commitments, Guarantees, Indemnifications and Legal Proceedings

We have financial commitments and obligations that arise in the ordinary course of our business. These include long-term debt, capital commitments, lease obligations, and purchase commitments for goods and services, and legal proceedings which are discussed in Note 8, Debt, and Note 20, Commitments, Guarantees, Indemnifications, and Legal Proceedings, of the Notes to Consolidated Financial Statements in "Part II, Item 8. Financial Statements and Supplementary Data" of our 2014

Annual Report on Form 10-K. Except as disclosed in Note 10, Debt, and in Legal Proceedings below, at March 31, 2015, there have been no other significant changes to commitments outside the normal course of business.

Guarantees and Indemnifications

We provide guarantees, indemnifications, and other assurances to third parties in the normal course of our business. These include tort indemnifications, product guarantees, environmental assurances, and representations and warranties in commercial agreements. At March 31, 2015, we are not aware of any material liabilities arising from any guarantee, indemnification, or financial assurance we have provided. If we determined such a liability was probable and subject to reasonable determination, we would accrue for it at that time.

Legal proceedings

We are party to legal actions arising in the ordinary course of our business. These legal actions include commercial liability claims, premises liability claims, commercial disputes, and employment-related claims, among others. As of the date of this filing, we believe it is not reasonably possible that any of the legal actions against us will, either individually or in the aggregate, have a material adverse effect on our financial condition, results of operations, or cash flows.

19.    Subsequent Events

Sale of European and Mexican Operations

On April 1, 2015, we completed the sale of our Hexacomb corrugated manufacturing operations in Europe and Mexico for $23 million. The sale included three locations in Europe and two locations in Mexico. Sales, net income, and total assets of these locations are not material to our consolidated financial position or results of operations in any period presented. The gain on the sale is not expected to be significant.

Turbine Failure at Jackson, Alabama, Mill

On April 14, 2015, a severe thunderstorm caused a power failure and total mill outage at our Jackson, Alabama, white papers mill, resulting in damage to the steam turbine drive for the No. 1 paper machine. The machine was down about two weeks. The total cost of the outage including repairs, production losses, and additional operating costs will be covered under our property and business interruption insurance subject to a $3 million deductible.

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This management's discussion and analysis includes statements regarding our expectations with respect to our future performance, expected business conditions, liquidity, and capital resources. Such statements, along with any other nonhistorical statements in the discussion, are forward-looking. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in our 2014 Annual Report on Form 10-K, as well as those factors listed in other documents we file with the Securities and Exchange Commission (SEC). We do not assume any obligation to update any forward-looking statement. Our actual results may differ materially from those contained in or implied by any of the forward-looking statements in this Form 10-Q. Please see "Forward Looking Statements" elsewhere in this Item 2.

Overview

PCA is the fourth largest producer of containerboard and the third largest producer of uncoated freesheet paper in North America, based on production capacity. We operate five containerboard mills, three paper mills, and 94 corrugated products manufacturing plants. Our corrugated products manufacturing plants produce a wide variety of corrugated packaging products, including conventional shipping containers used to protect and transport manufactured goods, multi-color boxes and displays with strong visual appeal that help to merchandise the packaged product in retail locations, and honeycomb protective packaging. In addition, we are a large producer of packaging for meat, fresh fruit and vegetables, processed food, beverages, and other industrial and consumer products. We also manufacture and sell white papers, including both commodity and specialty papers, which may have custom or specialized features such as colors, coatings, high brightness, and recycled content. We operate primarily in the United States and have some converting and distribution operations in Canada. This Form 10-Q also includes the financial results of our Hexacomb operations in Europe and Mexico which we sold on April 1, 2015.

This Item 2 is intended to supplement, and should be read in conjunction with, "Management’s Discussion and Analysis of Financial Condition and Results of Operations" included with our 2014 Annual Report on Form 10-K.

Executive Summary

Net sales were $1.4 billion in both first quarter 2015 and 2014. We reported $90.8 million of net income, or $0.92 per diluted share during first quarter 2015, compared with $90.1 million, or $0.92 per diluted share during the same period in 2014. Excluding the special items discussed below, we recorded $99.6 million of net income, or $1.01 per diluted share during first quarter 2015, compared with $106.5 million, or $1.08 per diluted share in 2014.

Packaging segment earnings before interest, taxes, depreciation, amortization, and depletion (EBITDA) in the first quarter of 2015 was $219.8 million, and excluding special items, was $222.0 million with sales of $1,099.3 million compared with first quarter 2014 packaging EBITDA of $240.3 million, and excluding special items, of $244.3 million with sales of $1,097.4 million. Lower profitability was the result of this year’s extended annual outage at the DeRidder mill, which did not have an annual outage in 2014, as well as higher employee-related costs, freight, and fiber costs, and lower export containerboard prices. These items were partially offset by corrugated products volume growth, benefits from the DeRidder No. 3 machine conversion, lower energy costs, and a $3.6 million state tax credit related to investments at our DeRidder, Louisiana, mill. Corrugated products shipments per workday, including both PCA and Boise plants, were up 4.4%, with one less workday compared to the first quarter of last year, and total shipments were up 2.7%.

Paper segment EBITDA in the first quarter of 2015 increased to $49.3 million on sales of $297.3 million compared with first quarter 2014 EBITDA of $39.7 million and net sales of $309.3 million. Office paper shipments were up slightly, and printing and converting and pressure sensitive paper shipments were down 5,500 tons compared with the first quarter of last year. Improved profitability was the result of operational improvements in the white paper mills over the past year. In April, a severe thunderstorm caused a power failure and total mill outage at our Jackson, Alabama, white papers mill, resulting in damage to the steam turbine drive for the No. 1 paper machine. The machine was down about two weeks. The total cost of the outage including repairs, production losses, and additional operating costs will be covered under our property and business interruption insurance subject to a $3 million deductible.

The three months ended March 31, 2015 and 2014, included $13.8 million ($9.9 million non-cash and $3.9 million cash) and $25.7 million ($3.1 million non-cash and $22.6 million cash) of pre-tax special items, respectively. The three months ended March 31, 2015, included $10.3 million of expenses related to the DeRidder mill restructuring and $3.5 million of Boise acquisition integration-related and other costs. The three months ended March 31, 2014, included $17.6 million of expenses related to a class action lawsuit settlement, $4.1 million of integration-related and other costs, and $4.0 million related to the DeRidder mill restructuring.

Earnings per diluted share, excluding special items, during the three months ended March 31, 2015 and 2014, were as follows.

	Three Months Ended March 31
	2015	2014
Earnings per diluted share, as reported	$0.92	$0.92
Special items (a):
DeRidder restructuring	0.07	0.02
Integration-related and other costs	0.02	0.03
Class action lawsuit settlement	—	0.11
Total special items	0.09	0.16
Earnings per diluted share, excluding special items	$1.01	$1.08
____________

(a)
See "Reconciliations of Non-GAAP Financial Measures to Reported Amounts" in this Management's Discussion and Analysis of Financial Condition and Results of Operations for more information on the special items.

Management excludes special items and uses non-GAAP measures to focus on PCA’s on-going operations and assess its operating performance and believes that it is useful to investors because it enables them to perform meaningful comparisons of past and present operating results. A reconciliation of diluted EPS to diluted EPS excluding special items is included above and the reconciliations of other non-GAAP measures used in this Management's Discussion and Analysis of Financial Condition and Results of Operations, to the most comparable measure reported in accordance with GAAP, are included in Item 2 under "Reconciliations of Non-GAAP Financial Measures to Reported Amounts." Any analysis of non-GAAP financial measures should be done in conjunction with results presented in accordance with GAAP. The non-GAAP measures are not intended to be substitutes for GAAP financial measures and should not be used as such.

Industry and Business Conditions

Trade publications reported that industry-wide corrugated products shipments increased 1.7% during first quarter 2015, compared with the same quarter in 2014, and increased 3.4% per workday with one less workday in the first quarter of 2015. Reported industry containerboard production was 1.7% higher than first quarter 2014, and reported containerboard export shipments were up 3.0%.

In first quarter 2015, our containerboard production was 882,000 tons, up 61,000 tons compared with first quarter 2014, due primarily to additional tons produced on the newly converted No. 3 machine at our DeRidder, Louisiana, mill. In first quarter 2015, our corrugated products shipments increased 2.7% over first quarter of last year and 4.4% per workday with one less workday in first quarter 2015. Outside sales of containerboard, both domestic and export, increased by 15,000 tons compared with last year's first quarter. Our domestic containerboard pricing remained steady throughout the quarter, while our export containerboard pricing decreased during the quarter.

The market for communication papers competes heavily with electronic data transmission and document storage alternatives. While increasing shifts to these alternatives have reduced usage of traditional print media and communication papers, our office paper shipments were up slightly in first quarter 2015, compared with first quarter 2014. Our printing and converting papers and pressure sensitive papers shipments were down about 5,500 tons compared with first quarter 2014. In first quarter 2015, our white paper mills ran well, producing 288,000 tons. Our paper inventories were up about 27,000 tons compared with first quarter 2014 as we built inventories in advance of upcoming annual maintenance outages. Our white paper prices decreased in first quarter 2015 compared with first quarter 2014 as a result of lower prices reported by industry publications and also a less rich mix which was driven by timing of customer orders.

Outlook

Looking ahead to the second quarter, compared with the first quarter, we expect improvement driven by a full quarter of operations at the DeRidder mill which will increase containerboard production and lower per-ton mill costs. We also expect seasonally higher containerboard and corrugated products shipments, some weather-related cost improvements, and lower employee-related benefit costs. Costs from annual mill outages, including amortization of annual outage repair costs, will be higher than the first quarter. We also expect a higher effective tax rate and higher depreciation expense, excluding the accelerated depreciation related to our DeRidder mill restructuring. Finally, we expect higher interest expense and we will not receive the earnings benefits of the state tax credit in the second quarter. Considering these items, we expect second quarter 2015 earnings, excluding special items, to be slightly higher than our first quarter earnings, excluding special items.

Results of Operations

Three Months Ended March 31, 2015, compared with Three Months Ended March 31, 2014

The historical results of operations of PCA for the three months ended March 31, 2015 and 2014, are set forth below (dollars in millions):

	Three Months Ended March 31
	2015	2014	Change
Packaging	$1,099.3	$1,097.4	$1.9
Paper	297.3	309.3	(12.0)
Corporate and other and eliminations	29.1	24.6	4.5
Net sales	$1,425.7	$1,431.3	$(5.6)

Packaging	$141.1	$170.7	$(29.6)
Paper	35.6	27.7	7.9
Corporate and other and eliminations	(19.6)	(37.5)	17.9
Income from operations	$157.1	$160.9	$(3.8)
Interest expense, net	(19.2)	(20.8)	1.6
Income before taxes	137.9	140.1	(2.2)
Income tax provision	(47.1)	(50.0)	2.9
Net income	$90.8	$90.1	$0.7
Net income excluding special items (a)	$99.6	$106.5	$(6.9)
EBITDA (a)	$250.5	$244.3	$6.2
EBITDA excluding special items (a)	$255.3	$270.0	$(14.7)
____________

(a)	See "Reconciliations of Non-GAAP Financial Measures to Reported Amounts" included in this Item 2 for a reconciliation of non-GAAP measures to the most comparable GAAP measure.

Net Sales

Net sales decreased $5.6 million, or 0.4%, to $1,425.7 million during the three months ended March 31, 2015, compared with $1,431.3 million during the same period in 2014.

Packaging. Sales increased $1.9 million, or 0.2%, to $1,099.3 million, compared with $1,097.4 million in first quarter 2014. In first quarter 2015, our corrugated products shipments increased 2.7% over the first quarter last year, or 4.4% per workday with one less workday in first quarter 2015. Outside export sales increased by 19,000 tons, while domestic decreased by 4,000 tons. These sales increases were mostly offset by a decrease in sales from our newsprint business, which we exited in third quarter 2014. In first quarter 2015, our containerboard production was 882,000 tons, up 61,000 tons compared with the first quarter 2014, due primarily to additional tons produced on the newly converted No. 3 machine at our DeRidder, Louisiana, mill. Corrugated product and domestic containerboard sales prices did not significantly change and export containerboard prices were lower in first quarter 2015, compared with first quarter 2014.

Paper. Sales during the three months ended March 31, 2015, decreased $12.0 million, or 4%, to $297.3 million, compared with $309.3 million in first quarter 2014. White papers prices decreased as a result of lower prices reported by industry publications, which were made retroactive to January 1, 2015, and also a less rich mix which was driven by timing of customer orders. Office papers sales volumes were up 400 tons, compared with first quarter 2014. Printing and converting and pressure sensitive sales volumes, combined, decreased 5,500 tons.

Gross Profit

Gross profit decreased $24.4 million, or 8.1%, during the three months ended March 31, 2015, compared with the same period in 2014. In first quarter 2015 and 2014, gross profit included $9.0 million and $2.9 million of special items, respectively, most of which related to incremental depreciation expense related to changing the estimated useful lives of assets in connection with our DeRidder mill restructuring. Excluding special items, gross profit decreased $18.3 million, primarily related to higher employee-related costs and annual mill outage costs, lower white papers prices and changes in mix, lower export containerboard prices, and higher costs for depreciation and fiber. These items were partially offset by increased sales volume and lower costs for energy and chemicals.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses were relatively flat, increasing $0.8 million, or 0.7%, during the three months ended March 31, 2015, compared with the same period in 2014. The slight increase was due primarily to increased salaries and benefits.

Other Expense, Net

Other expense, net, during the three months ended March 31, 2015, was $2.6 million, compared with $24.0 million during the three months ended March 31, 2014. First quarter 2015 included $3.6 million of income from a refundable state tax credit received related to our investments at DeRidder, which was more than offset by $3.0 million of Boise integration-related and other costs, $1.2 million of DeRidder restructuring charges, and $2.0 million of asset disposals and other costs. First quarter 2014 included $17.6 million of costs accrued for the settlement of the Kleen Products LLC v Packaging Corp. of America et al class action lawsuit, $4.1 million of Boise integration-related and other costs, $1.1 million of DeRidder restructuring charges, and $1.2 million of asset disposals and other costs. We discuss these items in more detail in Note 4, Other Expense, Net of the Condensed Notes to Unaudited Quarterly Consolidated Financial Statements in "Part I, Item1. Financial Statements" of this Form 10-Q.

Income from Operations

Income from operations decreased $3.8 million, or 2.4%, during the three months ended March 31, 2015, compared with the same period in 2014. First quarter 2015 included $13.8 million of expense from special items, compared with $25.7 million of expense from special items in first quarter 2014. First quarter 2015 special items included $10.3 million of charges related to restructuring the DeRidder mill and $3.5 million of integration-related and other costs. First quarter 2014 special items included $17.6 million of costs accrued for the settlement of a class action lawsuit, $4.1 million of integration-related and other costs, and $4.0 million related to the DeRidder restructuring. Excluding these special items, income from operations decreased $15.7 million during the three months ended March 31, 2015, compared with the same period in 2014. The decrease in income from operations, excluding special items, was driven primarily by lower gross profit as described above, partially offset by a $3.6 million state tax credit related to investments at our DeRidder, Louisiana, mill.

Packaging. Segment income from operations decreased $29.6 million, or 17.3%, to $141.1 million, compared with $170.7 million during the three months ended March 31, 2014. Excluding special items, which included $10.3 million of DeRidder restructuring charges and $0.9 million of integration-related and other costs in first quarter 2015 and $4.0 million of DeRidder restructuring charges in first quarter 2014, segment income decreased $22.4 million. The decrease in first quarter 2015 related primarily to increased employee-related costs, ($14.0 million), annual mill outage costs ($11.6 million), supplies and other operating costs ($3.6 million), freight ($3.0 million), fiber ($2.3 million), depreciation ($1.5 million), and chemicals ($0.9 million), and lower export containerboard prices ($2.3 million), offset partially by higher sales volumes ($7.5 million), lower costs for energy ($6.2 million), and a state tax credit related to investments at our DeRidder, Louisiana, mill ($3.6 million).

Paper. Segment income from operations increased $7.9 million, or 29% to $35.6 million, compared with $27.7 million during the three months ended March 31, 2015. The increase in Paper segment income from operations is due primarily to lower costs for energy ($3.6 million), chemicals ($3.5 million), and freight ($3.3 million), partially offset by higher depreciation ($1.7 million) and lower prices, mix, and volume ($1.5 million).

Interest Expense, Net, and Income Taxes

Interest expense, net, was $19.2 million during the three months ended March 31, 2015, compared with $20.8 million during the three months ended March 31, 2014. The decrease in interest expense primarily related to a higher patronage interest rebate of $4.1 million in first quarter 2015, compared with $0.8 million in first quarter 2014. Also, a lower average debt balance reduced interest by $0.6 million. These decreases were offset partially by higher interest rates on our new $400 million senior notes due 2024, compared with the floating rate term loan debt repaid in September 2014 with the proceeds of those notes.

During the three months ended March 31, 2015, we recorded $47.1 million of income tax expense, compared with $50.0 million of expense during the three months ended March 31, 2014. The effective tax rate for the three months ended March 31, 2015 and 2014, was 34.2% and 35.7%, respectively.

Liquidity and Capital Resources

Sources and Uses of Cash

Our primary sources of liquidity are net cash provided by operating activities and available borrowing capacity under our revolving credit facility. At March 31, 2015, we had $126.4 million of cash and $326.5 million of unused borrowing capacity under the revolving credit facility, net of letters of credit. Currently, our primary uses of cash are for operations, capital expenditures, debt service (including voluntary payments of debt), and declared common stock dividends. We believe that net cash generated from operating activities, cash on hand, available borrowings under our revolving credit facility, and available capital through access to capital markets will be adequate to meet our liquidity and capital requirements, including payments of any declared common stock dividends, for the foreseeable future. As our debt or credit facilities become due, we will need to repay, extend, or replace such facilities. Our ability to do so will be subject to future economic conditions and financial, business, and other factors, many of which are beyond our control.

Below is a summary table of our cash flows, followed by a discussion of our sources and uses of cash through operating activities, investing activities, and financing activities (dollars in millions):

	Three Months Ended March 31
	2015	2014	Change
Net cash provided by (used for):
Operating activities	$108.3	$149.3	$(41.0)
Investing activities	(57.6)	(53.6)	(4.0)
Financing activities	(49.2)	(101.0)	51.8
Net increase (decrease) in cash and cash equivalents	$1.5	$(5.3)	$6.8

Our foreign operations are not material to our financial position or results of operations. At March 31, 2015, we had $4.4 million of cash and short-term investments held in operations outside of the United States, mostly in Mexico and Europe. On April 1, 2015, we completed the sale of our European and Mexican Hexacomb operations for net proceeds of approximately $23 million. The gain on the sale is not expected to be significant.

Operating Activities

During the three months ended March 31, 2015, net cash provided by operating activities was $108.3 million, compared with $149.3 million in the same period in 2014, a decrease of $41.0 million. Cash provided by operating activities before changes in operating assets and liabilities decreased $4.4 million in the first quarter of 2015, compared with the first quarter of 2014, primarily due to the $3.8 million decrease in income from operations discussed above under "Results of Operations." Cash used for operating assets and liabilities totaled $91.6 million during the three months ended March 31, 2015, compared with $55.0 million during the same period in 2014. The higher cash requirements for operating assets and liabilities were driven primarily by (a) a larger decrease in accrued liabilities due primarily to a $17.6 million accrual related to a class action lawsuit in first quarter 2014, that was paid in second quarter of 2014, and higher payouts of incentives and other employee benefits in the first quarter of 2015, compared with the same quarter last year, (b) a larger decrease in accounts payable in the first quarter of 2015, due mostly to timing of payments, and (c) higher levels of inventory in anticipation of planned annual mill outages and to support our business as a result of rail and truck service and availability issues. These factors were offset partially by (1) a smaller increase in accounts receivable, and (2) a larger increase in the federal and state income taxes payable. Cash requirements for operating activities are subject to PCA’s operating needs and the timing of collection of receivables and payments of payables and expenses.

Investing Activities

Net cash used for investing activities during the three months ended March 31, 2015, increased $4.0 million, to $57.6 million, compared with $53.6 million during the same period in 2014. We spent $55.6 million for capital investments during the three months ended March 31, 2015, compared with $50.9 million during the same period in 2014. The increase in capital spending was due primarily to additional capital investments in our corrugating locations.

We expect capital investments to be between $275 million and $300 million in 2015, including capital required to continue to achieve planned Boise acquisition synergies, Boiler MACT spending, and DeRidder restructuring investments. These expenditures could increase or decrease as a result of a number of factors, including our financial results, future economic conditions, and our regulatory compliance requirements. We currently estimate capital expenditures to comply with Boiler MACT regulations in 2015 of approximately $16 million and we expect other environmental capital expenditures of about $5 million in 2015. Our estimated environmental expenditures could vary significantly depending upon the enactment of new environmental laws and regulations, including those related to greenhouse gas emissions and industrial boilers. For additional information, see "Environmental Matters" in "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of our 2014 Annual Report on Form 10-K.

Financing Activities

During the three months ended March 31, 2015, we used $49.2 million for financing activities, compared with $101.0 million during the same period in 2014. The decrease in cash used for financing activities primarily relates to a decrease in debt principal payments. In the first quarter of 2015, we made $1.9 million of principal payments on long-term debt and capital leases, compared with $66.3 million in the first quarter of 2014. We paid $39.4 million of dividends during the first quarter of 2015, which is consistent with the $39.3 million of dividends paid during the first quarter of 2014. On February 26, 2015, PCA's Board of Directors approved a regular quarterly cash dividend of $0.55 per share, which was paid on April 15, 2015, to shareholders of record as of March 13, 2015, increasing the quarterly dividend payment to $54.1 million. During the three months ended March 31, 2015, we paid $7.6 million to repurchase 100,000 shares of common stock. During the three months ended March 31, 2015, we withheld shares from vesting equity awards to cover employee tax liabilities of $0.3 million, compared with $2.4 million in first quarter of 2014. Proceeds from the exercise of stock options and tax benefits from share-based awards contributed $0.3 million in the first quarter of 2015, compared with $7.0 million in the same period in 2014.

For more information about our debt, see Note 8, Debt, of the Notes to Consolidated Financial Statements in "Part II, Item 8. Financial Statements and Supplementary Data" of our 2014 Annual Report on Form 10-K.

Contractual Obligations

There have been no material changes to the contractual obligations table disclosed in Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" of our 2014 Annual Report on Form 10-K, except as disclosed in Note 10, Debt, of the Condensed Notes to Unaudited Quarterly Consolidated Financial Statements in "Part I, Item 1. Financial Statements" of this Form 10-Q.

Reconciliations of Non-GAAP Financial Measures to Reported Amounts

Income from operations excluding special items, net income excluding special items, EBITDA, and EBITDA excluding special items are non-GAAP financial measures. Management excludes special items and uses non-GAAP measures to focus on on-going operations and assess its operating performance and believes that it is useful to investors because it enables them to perform meaningful comparisons of past and present operating results. Additionally, EBITDA and EBITDA excluding special items measures are presented because they provide a means to evaluate the performance of our segments and our company on an ongoing basis using the same measures that are used by our management and because these measures are frequently used by investors and other interested parties in the evaluation of companies and the performance of their segments. Any analysis of non-GAAP financial measures should be done in conjunction with results presented in accordance with GAAP. The non-GAAP measures are not intended to be substitutes for GAAP financial measures and should not be used as such. Reconciliations of the non-GAAP measures to the most comparable measure reported in accordance with GAAP for the three months ended March 31, 2015 and 2014, follow (in millions, except per share amounts):

	Three Months Ended March 31
	2015		2014
	Income from Operations	Net Income	Income from Operations	Net Income
As reported in accordance with GAAP	$157.1	$90.8	$160.9	$90.1
Special items:
DeRidder restructuring (a)	10.3	6.6	4.0	2.6
Integration-related and other costs (b)	3.5	2.2	4.1	2.6
Class action lawsuit settlement (c)	—	—	17.6	11.2
Total special items	13.8	8.8	25.7	16.4
Excluding special items	$170.9	$99.6	$186.6	$106.5
________

(a)
The three months ended March 31, 2015 and 2014, include $10.3 million and $4.0 million, respectively, of restructuring charges at our mill in DeRidder, Louisiana. Restructuring activities included our exit from the newsprint business, the conversion of the No. 3 newsprint machine to containerboard and other improvements. The restructuring charges primarily related to accelerated depreciation and were mostly recorded in "Cost of sales".

(b)
The three months ended March 31, 2015 and 2014, include $3.5 million and $4.1 million of Boise acquisition integration-related and other costs, mostly recorded in "Other expense, net". These costs primarily relate to professional fees, severance, retention, relocation, travel, and other integration-related costs.

(c)
The three months ended March 31, 2014, includes $17.6 million of costs for the settlement of the Kleen Products LLC v Packaging Corp. of America et al class action lawsuit recorded in "Other expense, net".

The following table reconciles net income to EBITDA and EBITDA excluding special items for the periods indicated (dollars in millions):

	Three Months Ended March 31
	2015	2014
Net income	$90.8	$90.1
Interest expense, net	19.2	20.8
Income tax provision	47.1	50.0
Depreciation, amortization, and depletion	93.4	83.4
EBITDA	$250.5	$244.3
Special items:
DeRidder restructuring	$1.3	$4.0
Integration-related and other costs	3.5	4.1
Class action lawsuit settlement	—	17.6
EBITDA excluding special items	$255.3	$270.0

The following table reconciles segment income (loss) to EBITDA and EBITDA excluding special items:

	Three Months Ended March 31
	2015	2014
Packaging
Segment income	$141.1	$170.7
Depreciation, amortization, and depletion	78.7	69.6
EBITDA	219.8	240.3
DeRidder restructuring	1.3	4.0
Integration-related and other costs	0.9	—
EBITDA excluding special items	$222.0	$244.3

Paper
Segment income	$35.6	$27.7
Depreciation, amortization, and depletion	13.7	12.0
EBITDA	49.3	39.7
Integration-related and other costs	—	0.7
EBITDA excluding special items	$49.3	$40.4

Corporate and Other
Segment loss	$(19.6)	$(37.5)
Depreciation, amortization, and depletion	1.0	1.8
EBITDA	(18.6)	(35.7)
Integration-related and other costs	2.6	3.4
Class action lawsuit settlement	—	17.6
EBITDA excluding special items	$(16.0)	$(14.7)

EBITDA	$250.5	$244.3

EBITDA excluding special items	$255.3	$270.0

Market Risk and Risk Management Policies

PCA is exposed to the impact of interest rate changes and changes in the market value of its financial instruments. We periodically enter into derivatives to minimize these risks, but not for trading purposes. At March 31, 2015, we had no derivative instruments outstanding. For a discussion of derivatives and hedging activities, see Note 13, Derivative Instruments and Hedging Activities, of the Notes to Consolidated Financial Statements in "Part II, Item 8. Financial Statements and Supplementary Data" of our 2014 Annual Report on Form 10-K.

The interest rates on approximately 70% of PCA’s debt are fixed. A one percent increase in interest rates related to variable-rate debt would have resulted in an increase in interest expense and a corresponding decrease in income before taxes of $7.1 million annually.

Off-Balance-Sheet Activities

The Company does not have any off-balance sheet arrangements as of March 31, 2015.

Environmental Matters

There have been no material changes to the disclosure set forth in Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations - Environmental Matters" filed with our 2014 Annual Report on Form 10-K.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, PCA evaluates its estimates, including those related to pensions and other postretirement benefits, goodwill and intangible assets, long-lived asset impairment, and income taxes, among others. PCA bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

PCA has included in its 2014 Annual Report on Form 10-K, a discussion of its critical accounting policies and estimates which require management's most difficult, subjective, or complex judgments used in the preparation of its consolidated financial statements. PCA has not had any changes to these critical accounting estimates during the first three months of 2015.

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

Forward-Looking Statements

Some of the statements in this Quarterly Report on Form 10-Q, and in particular, statements found in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, that are not historical in nature are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are often identified by the words "will," "should," "anticipate," "believe," "expect," "intend," "estimate," "hope," or similar expressions. These statements reflect management’s current views with respect to future events and are subject to risks and uncertainties. There are important factors that could cause actual results to differ materially from those in forward-looking statements, many of which are beyond our control. These factors, risks and uncertainties include the following:

•	the impact of general economic conditions;

•	the impact of the Boise acquisition and risks and uncertainties relating to the integration of Boise’s business into our business;

•	containerboard, corrugated products, and white paper, general industry conditions, including competition, product demand, product pricing, and input costs;

•	fluctuations in wood fiber and recycled fiber costs;

•	fluctuations in purchased energy costs;

•	the possibility of unplanned outages or interruptions at our principal facilities; and

•	legislative or regulatory actions or requirements, particularly concerning environmental or tax matters.
Our actual results, performance or achievement could differ materially from those expressed in, or implied by, these forward-looking statements, and accordingly, we can give no assurances that any of the events anticipated by the forward-looking statements will transpire or occur, or if any of them do occur, what impact they will have on our results of operations or financial condition. Given these uncertainties, investors are cautioned not to place undue reliance on these forward-looking statements. We expressly disclaim any obligation to publicly revise any forward-looking statements that have been made to reflect the occurrence of events after the date hereof. For a discussion of other factors, risks and uncertainties that may affect our business, see Item 1A. Risk Factors included in our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of market risks related to PCA, see Part I, Item 2, "Management’s Discussion and Analysis of Financial Condition and Results of Operations - Market Risk and Risk Management Policies" in this Quarterly Report on Form 10-Q.

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

Prior to filing this report, PCA completed an evaluation under the supervision and with the participation of PCA’s management, including PCA’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of PCA’s disclosure controls and procedures as of March 31, 2015. The evaluation of PCA’s disclosure controls and procedures included a review of the controls’ objectives and design, PCA’s implementation of the controls, and the effect of the controls on the information generated for use in this report. Based on this evaluation, PCA’s Chief Executive Officer and Chief Financial Officer concluded that PCA’s disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2015.

During the quarter ended March 31, 2015, there were no changes in internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, PCA’s internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

The disclosure set forth under the caption "Legal Proceedings" in Note 18, Commitments, Guarantees, Indemnifications and Legal Proceedings, of the Condensed Notes to Unaudited Quarterly Consolidated Financial Statements in "Part I, Item 1. Financial Statements" of this Form 10-Q is incorporated herein by reference.

Item 1A.	RISK FACTORS

There have been no material changes to the risk factors disclosed in "Part I, Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table presents information related to our repurchases of common stock made under our plan announced on December 14, 2011, and shares withheld to cover taxes on vesting of equity awards, during the three months ended March 31, 2015:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (a)		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
January 1-31, 2015	103,701		$76.40	100,000	$90,458
February 1-28, 2015	—		—	—	90,458
March 1-31, 2015	—		—	—	90,458
Total	103,701	(a)	$—	100,000	$90,458
 ____________

(a)	3,701 shares were withheld from employees to cover income and payroll taxes on equity awards that vested during the period.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS

Exhibit Number	Description
31.1	Certification of Chief Executive Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. †
31.2	Certification of Chief Financial Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. †
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †
101
The following financial information from Packaging Corporation of America’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Income and Comprehensive Income for the three months ended March 31, 2015 and 2014, (ii) Consolidated Balance Sheets at March 31, 2015 and December 31, 2014, (iii) Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014, and (iv) the Condensed Notes to Unaudited Quarterly Consolidated Financial Statements. †

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
Date: May 8, 2015