Form 10-Q
period 2015-06-30
PACKAGING CORP OF AMERICA
filed 2015-08-07
CIK 75677

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________
FORM 10-Q
_______________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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

As of August 3, 2015, the Registrant had outstanding 97,724,394 shares of common stock, par value $0.01 per share.

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

i

PART I
FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

Packaging Corporation of America
Consolidated Statements of Income and Comprehensive Income
(unaudited, dollars in millions, except per-share data)

	Three Months Ended June 30		Six Months Ended June 30
	2015	2014	2015	2014
Statements of Income:
Net sales	$1,454.3	$1,468.4	$2,880.0	$2,899.7
Cost of sales	(1,130.6)	(1,157.6)	(2,279.3)	(2,287.5)
Gross profit	323.7	310.8	600.7	612.2
Selling, general, and administrative expenses	(121.9)	(122.9)	(239.2)	(239.3)
Other expense, net	(4.2)	(7.7)	(6.8)	(31.7)
Income from operations	197.6	180.2	354.7	341.2
Interest expense, net	(22.2)	(21.4)	(41.4)	(42.2)
Income before taxes	175.4	158.8	313.3	299.0
Income tax provision	(61.4)	(59.2)	(108.5)	(109.4)
Net income	$114.0	$99.6	$204.8	$189.6

Net income per common share:
Basic	$1.16	$1.01	$2.09	$1.93
Diluted	$1.16	$1.01	$2.08	$1.93
Dividends declared per common share	$0.55	$0.40	$1.10	$0.80

Statements of Comprehensive Income:
Net income	$114.0	$99.6	$204.8	$189.6
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	4.2	(0.1)	2.8	(0.1)
Reclassification adjustments to cash flow hedges included in net income, net of tax of $0.5 million, $0.5 million, $1.1 million, and $1.1 million	0.9	0.9	1.7	1.7
Amortization of pension and postretirement plans actuarial loss and prior service cost, net of tax of $1.4 million, $0.7 million, $2.8 million, and $1.5 million	2.2	1.1	4.4	2.1
Other comprehensive income	7.3	1.9	8.9	3.7
Comprehensive income	$121.3	$101.5	$213.7	$193.3

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Packaging Corporation of America
Consolidated Balance Sheets
(unaudited, dollars and shares in millions, except per-share data)

	June 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$163.7	$124.9
Accounts receivable, net of allowance for doubtful accounts and customer deductions of $12.4 million and $11.3 million as of June 30, 2015, and December 31, 2014, respectively	708.0	646.1
Inventories	667.5	664.9
Prepaid expenses and other current assets	58.5	61.9
Federal and state income taxes receivable	—	5.1
Deferred income taxes	59.7	75.7
Total current assets	1,657.4	1,578.6
Property, plant, and equipment, net	2,852.7	2,857.6
Goodwill	544.0	546.8
Intangible assets, net	282.1	293.5
Other long-term assets	73.7	72.0
Total assets	$5,409.9	$5,348.5
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$6.5	$6.5
Capital lease obligations	1.1	1.1
Accounts payable	339.3	330.5
Dividends payable	53.9	39.4
Federal and state income taxes payable	2.9	—
Accrued liabilities	189.4	220.0
Accrued interest	13.1	13.5
Total current liabilities	606.2	611.0
Long-term liabilities:
Long-term debt	2,345.8	2,348.9
Capital lease obligations	22.2	22.8
Deferred income taxes	402.7	409.9
Pension and postretirement benefit plans	372.0	361.7
Other long-term liabilities	70.0	72.8
Total long-term liabilities	3,212.7	3,216.1
Commitments and contingent liabilities
Stockholders' equity:
Common stock, par value $0.01 per share, 300.0 million shares authorized, 97.9 million and 98.4 million shares issued as of June 30, 2015, and December 31, 2014, respectively	1.0	1.0
Additional paid in capital	441.9	432.1
Retained earnings	1,293.1	1,242.2
Accumulated other comprehensive loss	(145.0)	(153.9)
Total stockholders' equity	1,591.0	1,521.4
Total liabilities and stockholders' equity	$5,409.9	$5,348.5

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Packaging Corporation of America
Consolidated Statements of Cash Flows
(unaudited, dollars in millions)

	Six Months Ended June 30
	2015	2014
Cash Flows from Operating Activities:
Net income	$204.8	$189.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization of intangibles and deferred financing costs	184.0	189.1
Share-based compensation expense	9.1	7.6
Deferred income tax provision	7.0	19.6
Pension and postretirement benefits expense, net of contributions	15.6	12.7
Other, net	(4.1)	(0.1)
Changes in operating assets and liabilities, net of acquisitions:
Increase in assets —
Accounts receivable	(61.9)	(47.6)
Inventories	(2.6)	(13.3)
Prepaid expenses and other current assets	(24.8)	(27.5)
Increase (decrease) in liabilities —
Accounts payable	(10.4)	(6.3)
Accrued liabilities	(20.1)	(9.8)
Federal and state income taxes payable / receivable	7.9	20.1
Net cash provided by operating activities	304.5	334.1
Cash Flows from Investing Activities:
Additions to property, plant, and equipment	(141.9)	(148.2)
Proceeds from sale of a business	23.0	—
Acquisition of business, net of cash acquired	—	(20.3)
Additions to other long-term assets	(6.1)	(5.9)
Other, net	1.1	3.1
Net cash used for investing activities	(123.9)	(171.3)
Cash Flows from Financing Activities:
Repayments of debt and capital lease obligations	(3.8)	(116.5)
Common stock dividends paid	(93.5)	(78.6)
Repurchases of common stock	(43.3)	—
Proceeds from exercise of stock options	—	3.7
Excess tax benefits from stock-based awards	5.4	11.6
Shares withheld to cover employee restricted stock taxes	(7.4)	(11.8)
Other, net	0.8	(0.2)
Net cash used for financing activities	(141.8)	(191.8)
Net increase (decrease) in cash and cash equivalents	38.8	(29.0)
Cash and cash equivalents, beginning of period	124.9	191.0
Cash and cash equivalents, end of period	$163.7	$162.0

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Condensed Notes to Unaudited Quarterly Consolidated Financial Statements

1.     Nature of Operations and Basis of Presentation

Packaging Corporation of America ("we," "us," "our," PCA," or the "Company") was incorporated on January 25, 1999. In April 1999, PCA acquired the containerboard and corrugated packaging products business of Pactiv Corporation (Pactiv), formerly known as Tenneco Packaging, Inc., a wholly owned subsidiary of Tenneco Inc. We are a large diverse manufacturer of both packaging and paper products. We are headquartered in Lake Forest, Illinois, and we operate primarily in the United States and have some converting and distribution operations in Canada.

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

The consolidated financial statements of PCA as of June 30, 2015, and for the three and six months ended June 30, 2015 and 2014, are unaudited but include all adjustments (consisting only of normal recurring adjustments) that management considers necessary for a fair presentation of such financial statements. The preparation of the consolidated financial statements involves the use of estimates and accruals. Actual results may vary from those estimates. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with Article 10 of SEC Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete audited financial statements. Operating results for the three and six months ended June 30, 2015, are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. These consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2014.

The consolidated financial statements include the accounts of PCA and its majority-owned subsidiaries after elimination of intercompany balances and transactions.

2.     Acquisitions and Dispositions

Sale of European and Mexican Operations

On April 1, 2015, we completed the sale of our Hexacomb corrugated manufacturing operations in Europe and Mexico for 23.0 million. The sale included three locations in Europe and two locations in Mexico. Sales, net income, and total assets of these locations are not material to our consolidated financial position or results of operations in any period presented. The gain on the sale was insignificant.

Crockett Packaging Acquisition

On April 28, 2014, we acquired the assets of Crockett Packaging, a corrugated products manufacturer, for $21.2 million, before working capital adjustments. Sales and total assets of the acquired company are not material to our overall sales and total assets. In connection with the acquisition, we allocated the purchase price to the assets acquired and liabilities assumed based on estimates of the fair value at the date of the acquisition. See Note 3, Acquisitions, of the Notes to Consolidated Financial Statements in "Part II, Item 8. Financial Statements and Supplementary Data" of our 2014 Annual Report on Form 10-K for additional information.

3.     Earnings Per Share

The following table sets forth the computation of basic and diluted income per common share for the periods presented (dollars and shares in millions, except per share data):

	Three Months Ended June 30		Six Months Ended June 30
	2015	2014	2015	2014
Numerator:
Net income	$114.0	$99.6	$204.8	$189.6
Less: distributed and undistributed earnings allocated to participating securities	(1.4)	(1.6)	(2.6)	(2.9)
Net income attributable to common shareholders	$112.6	$98.0	$202.2	$186.7
Denominator:
Weighted average basic common shares outstanding	96.8	96.9	97.0	96.9
Effect of dilutive securities	0.1	—	0.1	—
Diluted common shares outstanding	96.9	96.9	97.1	96.9
Basic income per common share	$1.16	$1.01	$2.09	$1.93
Diluted income per common share	$1.16	$1.01	$2.08	$1.93

4.     Other Expense, Net

The components of other expense, net, were as follows (dollars in millions):

	Three Months Ended June 30		Six Months Ended June 30
	2015	2014	2015	2014
Integration-related and other costs (a)	$3.6	$4.9	$6.7	$9.0
Asset disposals and write-offs	3.7	2.8	4.7	4.0
DeRidder restructuring (b)	(1.0)	0.3	0.2	1.4
Refundable state tax credit (c)	—	—	(3.6)	—
Class action lawsuit settlement (d)	—	—	—	17.6
Other	(2.1)	(0.3)	(1.2)	(0.3)
Total	$4.2	$7.7	$6.8	$31.7
___________

(a)	Includes Boise acquisition integration-related and other costs. These costs primarily relate to professional fees, severance, retention, relocation, travel, and other integration-related costs.

(b)
Includes amounts from restructuring activities at our mill in DeRidder, Louisiana, including costs related to the conversion of the No. 3 newsprint machine to containerboard, our exit from the newsprint business, and other improvements. We completed the restructuring activities in first quarter 2015, but we received $1.0 million of insurance proceeds related to the restructuring during the three months ended June 30, 2015, which we recorded in "Other expense, net".

(c)	The six months ended June 30, 2015, includes a $3.6 million tax credit from the State of Louisiana related to our recent capital investment and the jobs retained at the DeRidder, Louisiana, mill.

(d)	The six months ended June 30, 2014, includes $17.6 million of costs for the settlement of the Kleen Products LLC v Packaging Corp. of America et al class action lawsuit.

5.     Income Taxes

For the three months ended June 30, 2015 and 2014, we recorded $61.4 million and $59.2 million of income tax expense and had an effective tax rate of 35.0% and 37.3%, respectively. For the six months ended June 30, 2015 and 2014, we recorded $108.5 million and $109.4 million of income tax expense and had an effective tax rate of 34.6% and 36.6%, respectively. Our effective tax rate may differ from the federal statutory income tax rate of 35.0%, due primarily to the effect of the domestic manufacturing deduction and state and local income taxes. The decreases in our effective tax rates for the three and six months ended June 30, 2015, compared with the same periods in 2014, were primarily due to an increased domestic manufacturing deduction resulting from less tax net operating losses remaining from the acquisition of Boise Inc.

During the three and six months ended June 30, 2015, there were no significant changes to our uncertain tax positions. For more information, see Note 6, Income Taxes, of the Notes to Consolidated Financial Statements in "Part II, Item 8. Financial Statements and Supplementary Data" of our 2014 Annual Report on Form 10-K.

During the six months ended June 30, 2015 and 2014, cash paid for taxes, net of refunds received, was $87.8 million and $58.1 million, respectively.

6.     Inventories

We value our raw materials, work in process, and finished goods inventories using lower of cost, as determined by the average cost method, or market. Supplies and materials are valued at the first-in, first-out (FIFO) or average cost methods.

The components of inventories were as follows (dollars in millions):

	June 30, 2015	December 31, 2014
Raw materials	$254.2	$261.9
Work in process	13.0	11.3
Finished goods	208.3	216.3
Supplies and materials	192.0	175.4
Inventories	$667.5	$664.9

7.    Property, Plant, and Equipment

The components of property, plant, and equipment were as follows (dollars in millions):

	June 30, 2015	December 31, 2014
Land and land improvements	$150.7	$143.5
Buildings	659.5	654.6
Machinery and equipment	4,621.3	4,508.0
Construction in progress	144.7	154.8
Other	54.9	54.5
Property, plant, and equipment, at cost	5,631.1	5,515.4
Less accumulated depreciation	(2,778.4)	(2,657.8)
Property, plant, and equipment, net	$2,852.7	$2,857.6

Depreciation expense for the three months ended June 30, 2015 and 2014, was $78.7 million and $93.0 million, respectively. During the six months ended June 30, 2015 and 2014, depreciation expense was $163.9 million and $169.0 million, respectively. During the six months ended June 30, 2015 and 2014, we recognized $9.0 million, and $17.2 million, respectively, of incremental depreciation expense from shortening the useful lives of assets at our DeRidder, Louisiana mill as a result of restructuring activities.

At June 30, 2015, and December 31, 2014, purchases of property, plant, and equipment included in accounts payable were $31.4 million and $13.9 million.

8.     Goodwill and Intangible Assets

Goodwill

Goodwill represents the excess of the cost of an acquired business over the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed in a business combination. At June 30, 2015, and December 31, 2014, we had

$488.8 million and $491.6 million of goodwill recorded in our Packaging segment, respectively, and for both periods we had $55.2 million of goodwill recorded in our Paper segment on our Consolidated Balance Sheets. The decrease in goodwill during the six months ended June 30, 2015, relates primarily to the sale of our Hexacomb corrugated manufacturing operations in Europe and Mexico, as described in Note 2, Acquisitions and Dispositions.

Intangible Assets

Intangible assets are primarily comprised of customer relationships and trademarks and trade names.

The weighted average remaining useful life, gross carrying amount, and accumulated amortization of our intangible assets were as follows (dollars in millions):

	June 30, 2015			December 31, 2014
	Weighted Average Remaining Useful Life (in Years)	Gross Carrying Amount	Accumulated Amortization	Weighted Average Remaining Useful Life (in Years)	Gross Carrying Amount	Accumulated Amortization
Customer relationships	13.8	$311.5	$47.1	14.3	$311.5	$36.9
Trademarks and trade names	12.9	21.8	4.1	13.4	21.8	3.0
Other	1.3	0.2	0.2	2.2	0.2	0.1
Total intangible assets (excluding goodwill)	13.8	$333.5	$51.4	14.2	$333.5	$40.0

Amortization expense for the three months ended June 30, 2015 and 2014, was $5.7 million and $5.6 million, respectively. During the six months ended June 30, 2015 and 2014, amortization expense was $11.4 million and $11.3 million, respectively.

9.    Accrued Liabilities

The components of accrued liabilities were as follows (dollars in millions):

	June 30, 2015	December 31, 2014
Compensation and benefits	$97.8	$130.8
Medical insurance and workers’ compensation	30.2	27.0
Franchise, property, and sales and use taxes	18.2	17.5
Customer volume discounts and rebates	13.7	13.9
Environmental liabilities and asset retirement obligations	8.8	7.1
Severance, retention, and relocation	12.0	8.3
Other	8.7	15.4
Total	$189.4	$220.0

10.    Debt

During the six months ended June 30, 2015, we made a principal payment of $3.3 million, on our seven-year term loan, due October 2020. For the six months ended June 30, 2015 and 2014, cash payments for interest were $42.9 million and $40.3 million, respectively.

Included in interest expense, net, are amortization of treasury lock settlements and amortization of financing costs. For both the three months ended June 30, 2015 and 2014, amortization of treasury lock settlements was $1.4 million, and for both the six months ended June 30, 2015 and 2014, amortization of treasury lock settlements was $2.8 million. For the three months ended June 30, 2015 and 2014, amortization of financing costs was $0.4 million and $0.5 million, respectively, and during both the six months ended June 30, 2015 and 2014, amortization of financing costs was $0.9 million.

For more information on our long-term debt and interest rates on that debt, see Note 10, Debt, of the Notes to Consolidated Financial Statements in "Part II, Item 8. Financial Statements and Supplementary Data" of our 2014 Annual Report on Form 10-K.

At June 30, 2015, we had $1,647.0 million of fixed-rate senior notes and $705.3 million of variable-rate term loans outstanding. At June 30, 2015, the fair value of our fixed-rate debt was estimated to be $1,693.9 million. The difference between the book value and fair value is due to the difference between the period-end market interest rate and the stated rate of our fixed-rate debt. We estimated the fair value of our fixed-rate debt using quoted market prices (Level 2 inputs) within the fair value hierarchy, which is further defined in Note 2, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements in "Part II, Item 8. Financial Statements and Supplementary Data" of our 2014 Annual Report on Form 10-K. The fair value of our variable-rate term debt approximates the carrying amount as our cost of borrowing is variable and approximates current market rates.

11.     Employee Benefit Plans and Other Postretirement Benefits

The components of net periodic benefit cost for our pension plans were as follows (dollars in millions):

	Pension Plans
	Three Months Ended June 30		Six Months Ended June 30
	2015	2014	2015	2014
Service cost	$6.0	$5.8	$11.8	$11.6
Interest cost	11.5	11.5	23.0	22.9
Expected return on plan assets	(13.3)	(12.7)	(26.6)	(25.4)
Net amortization of unrecognized amounts
Prior service cost	1.4	1.6	2.8	3.3
Actuarial loss	2.2	0.2	4.3	0.3
Net periodic benefit cost	$7.8	$6.4	$15.3	$12.7

PCA makes pension plan contributions that are sufficient to fund its actuarially determined costs, generally equal to the minimum amounts required by the Employee Retirement Income Security Act (ERISA). During the six months ended June 30, 2015, we made payments of $0.8 million to our nonqualified pension plans. We have no required minimum qualified contributions in 2015.

The components of net periodic benefit cost for our postretirement plans were as follows (dollars in millions):

	Postretirement Plans
	Three Months Ended June 30		Six Months Ended June 30
	2015	2014	2015	2014
Service cost	$0.4	$0.4	$0.8	$0.8
Interest cost	0.3	0.3	0.6	0.6
Net amortization of unrecognized amounts
Prior service cost	—	—	—	(0.1)
Actuarial loss	—	—	0.1	0.1
Net periodic benefit cost	$0.7	$0.7	$1.5	$1.4

12.     Share-based Compensation

The Company has a long-term equity incentive plan, which allows for grants of restricted stock, performance awards, stock appreciation rights, and stock options to directors, officers, and employees, as well as others who engage in services for PCA. The Company has not granted option awards since 2007. The plan, as amended, terminates May 1, 2023, and authorizes 10.6 million shares of common stock for grant over the life of the plan. As of June 30, 2015, 1.4 million shares were available for future issuance under the plan. Forfeitures are added back to the pool of shares of common stock available to be granted at a future date.

The following table presents restricted stock and performance unit award activity for the six months ended June 30, 2015:

	Restricted Stock		Performance Units
	Shares	Weighted Average Grant- Date Fair Value	Shares	Weighted Average Grant- Date Fair Value
Outstanding at January 1, 2015	1,184,299	$41.71	127,489	$58.25
Granted	205,462	65.25	47,512	65.17
Vested	(349,451)	29.37	—	—
Forfeitures	(4,537)	65.79	—	—
Outstanding at June 30, 2015	1,035,773	$49.82	175,001	$60.13

Compensation Expense

Our share-based compensation expense is recorded in "Selling, general, and administrative expenses". Compensation expense for share-based awards recognized in the Consolidated Statements of Income, net of forfeitures, was as follows (dollars in millions):

	Three Months Ended June 30		Six Months Ended June 30
	2015	2014	2015	2014
Restricted stock	$4.4	$3.7	$8.0	$7.0
Performance units	0.5	0.3	1.1	0.6
Total share-based compensation expense	4.9	4.0	9.1	7.6
Income tax benefit	(1.9)	(1.6)	(3.5)	(3.0)
Share-based compensation expense, net of tax benefit	$3.0	$2.4	$5.6	$4.6

The fair value of restricted stock and performance units is determined based on the closing price of the Company’s common stock on the grant date. As PCA’s Board of Directors has the ability to accelerate vesting of share-based awards upon an employee’s retirement, the Company accelerates the recognition of compensation expense for certain employees approaching normal retirement age.

The unrecognized compensation expense for all share-based awards at June 30, 2015, was as follows (dollars in millions):

	June 30, 2015
	Unrecognized Compensation Expense	Remaining Weighted Average Recognition Period (in years)
Restricted stock	$33.0	2.9
Performance units	7.5	3.2
Total unrecognized share-based compensation expense	$40.5	3.0

13.     Stockholders' Equity

Dividends

During the six months ended June 30, 2015, we paid $93.5 million of dividends to shareholders. On February 26, 2015, PCA announced an increase of its quarterly cash dividend on its common stock from an annual payout of $1.60 per share to an annual payout of $2.20 per share. On May 13, 2015, PCA's Board of Directors approved a regular quarterly cash dividend of $0.55 per share, which was paid on July 15, 2015, to shareholders of record as of June 15, 2015. The July 2015 dividend payment was $53.8 million.

Repurchases of Common Stock

During the six months ended June 30, 2015, we paid $43.3 million to repurchase 603,835 shares of common stock. On July 21, 2015, PCA announced that its Board of Directors authorized the repurchase of an additional $150 million of the company’s outstanding common stock. Together with remaining authority under previously announced programs, at the time of the announcement the company was authorized to repurchase approximately $205 million of additional shares. Repurchases may be made from time to time in open market or privately negotiated transactions in accordance with applicable securities regulations. The timing and amount of repurchases will be determined by the company in its discretion based on factors such as PCA’s stock price and market and business conditions.

Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) (AOCI) by component were as follows. Amounts in parentheses indicate losses (dollars in millions):

	Foreign Currency Translation Adjustments	Unrealized Loss On Treasury Locks, Net		Unrealized Loss on Foreign Exchange Contracts	Unfunded Employee Benefit Obligations		Total
Balance at January 1, 2015	$(2.7)	$(24.7)		$(0.4)	$(126.1)		$(153.9)
Other comprehensive income (loss) before reclassifications, net of tax	(1.4)	—		—	—		(1.4)
Amounts reclassified from AOCI, net of tax	4.2	1.7	(a)	—	4.4	(b)	10.3
Net current-period other comprehensive income (loss)	2.8	1.7		—	4.4		8.9
Balance at June 30, 2015	$0.1	$(23.0)		$(0.4)	$(121.7)		$(145.0)

Reclassifications out of AOCI were as follows, amounts in parentheses indicate expenses in the Consolidated Statements of Income (dollars in millions):

	Amounts Reclassified from AOCI
	Three Months Ended June 30		Six Months Ended June 30		Affected Line Item in the Statement Where Net Income is Presented
Details about AOCI Components	2015	2014	2015	2014
Foreign currency translation adjustments	$(4.2)	$—	$(4.2)	$—	Other expense, net
	—	—	—	—	Tax benefit
	$(4.2)	$—	$(4.2)	$—	Net of tax

Unrealized loss on treasury locks, net	$(1.4)	$(1.4)	$(2.8)	$(2.8)	See (a) below
	0.5	0.5	1.1	1.1	Tax benefit
	$(0.9)	$(0.9)	$(1.7)	$(1.7)	Net of tax

Unfunded employee benefit obligations
Amortization of prior service costs	$(1.4)	$(1.6)	$(2.8)	$(3.2)	See (b) below
Amortization of actuarial losses	(2.2)	(0.2)	(4.4)	(0.4)	See (b) below
	(3.6)	(1.8)	(7.2)	(3.6)	Total before tax
	1.4	0.7	2.8	1.5	Tax benefit
	$(2.2)	$(1.1)	$(4.4)	$(2.1)	Net of tax
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

14.     Concentrations of Risk

Our Paper segment has had a long-standing commercial and contractual relationship with OfficeMax Incorporated (OfficeMax), and OfficeMax is our largest customer in the paper business. OfficeMax was acquired by Office Depot, Inc. late in 2013. Office Depot agreed to be acquired by Staples, Inc. on February 4, 2015. The pending acquisition by Staples is subject to the satisfaction of certain conditions. This relationship exposes us to a significant concentration of business and financial risk. Our sales to Office Depot (including OfficeMax) represent approximately 10% of our total company sales revenue and approximately 45% of our Paper segment sales revenue. At June 30, 2015, and December 31, 2014, we had $64.3 million and $52.6 million of accounts receivable due from Office Depot (including OfficeMax), which represented 9% and 8% of our total company receivables, respectively.

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

15.     Transactions With Related Parties

Louisiana Timber Procurement Company, L.L.C. (LTP) is a variable-interest entity that is 50% owned by PCA and 50% owned by Boise Cascade Company (Boise Cascade). LTP procures sawtimber, pulpwood, residual chips, and other residual wood fiber to meet the wood and fiber requirements of PCA and Boise Cascade in Louisiana. PCA is the primary beneficiary of LTP, and has the power to direct the activities that most significantly affect the economic performance of LTP. Therefore, we consolidate 100% of LTP in our financial statements in our Corporate and Other segment. The carrying amounts of LTP's assets and liabilities (which relate primarily to noninventory working capital items) on our Consolidated Balance Sheets were both $7.5 million at June 30, 2015, and $5.2 million at December 31, 2014. During the three months ended June 30, 2015 and 2014, we recorded $23.2 million and $18.9 million, respectively, and during the six months ended June 30, 2015 and 2014, we recorded $45.1 million and $35.0 million, respectively, of LTP sales to Boise Cascade in "Net Sales" in the Consolidated Statements of Income and approximately the same amount of expenses in "Cost of Sales". The sales were at prices designed to approximate market prices.

During the three months ended June 30, 2015 and 2014, fiber purchases from related parties were $5.0 million and $7.1 million, respectively. Fiber purchases were $11.3 million and $14.3 million, respectively, during the six months ended June 30, 2015 and 2014. Most of these purchases related to chip and log purchases by LTP from Boise Cascade's wood products business. These purchases are recorded in "Cost of Sales" in the Consolidated Statements of Income.

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

Selected financial information by reportable segment was as follows (dollars in millions):

	Sales, net			Operating Income (Loss)
Three Months Ended June 30, 2015	Trade	Inter- segment	Total
Packaging	$1,140.9	$1.3	$1,142.2	$194.6	(a)
Paper	281.1	—	281.1	23.4
Corporate and Other	32.3	34.1	66.4	(20.4)	(b)
Intersegment eliminations	—	(35.4)	(35.4)	—
	$1,454.3	$—	$1,454.3	197.6
Interest expense, net				(22.2)
Income before taxes				$175.4

	Sales, net			Operating Income (Loss)
Three Months Ended June 30, 2014	Trade	Inter- segment	Total
Packaging	$1,144.0	$1.2	$1,145.2	$166.4	(a)
Paper	295.2	—	295.2	33.6
Corporate and Other	29.2	38.1	67.3	(19.8)	(b)
Intersegment eliminations	—	(39.3)	(39.3)	—
	$1,468.4	$—	$1,468.4	180.2
Interest expense, net				(21.4)
Income before taxes				$158.8

	Sales, net			Operating Income (Loss)
Six Months Ended June 30, 2015	Trade	Inter- segment	Total
Packaging	$2,238.8	$2.7	$2,241.5	$335.7	(a)
Paper	578.4	—	578.4	59.0
Corporate and Other	62.8	64.6	127.4	(40.0)	(b)
Intersegment eliminations	—	(67.3)	(67.3)	—
	$2,880.0	$—	$2,880.0	354.7
Interest expense, net				(41.4)
Income before taxes				$313.3

	Sales, net			Operating Income (Loss)
Six Months Ended June 30, 2014	Trade	Inter- segment	Total
Packaging	$2,239.6	$3.0	$2,242.6	$337.1	(a)
Paper	604.5	—	604.5	61.3
Corporate and Other	55.6	75.8	131.4	(57.2)	(b)
Intersegment eliminations	—	(78.8)	(78.8)	—
	$2,899.7	$—	$2,899.7	341.2
Interest expense, net				(42.2)
Income before taxes				$299.0
___________

(a)
The three months ended June 30, 2015 and 2014, include $1.0 million of income and $17.8 million of expense, respectively, related to restructuring activities at our mill in DeRidder, Louisiana, while the six months ended June 30, 2015 and 2014, include net charges of $9.3 million and $21.8 million, respectively. Restructuring activities at DeRidder include costs related to the conversion of the No. 3 newsprint machine to containerboard, our exit from the newsprint business, and other improvements. The restructuring charges primarily related to accelerated depreciation and were mostly recorded in "Cost of sales". We completed the restructuring activities in first quarter 2015, but we received $1.0 million of insurance proceeds related to the restructuring during the three months ended June 30, 2015, which we recorded in "Other expense, net".

The three months ended June 30, 2015 and 2014, includes $1.7 million and $4.4 million, respectively, of Boise acquisition integration-related and other costs, and the six months ended June 30, 2015 and 2014, includes $2.6 million and $4.4 million, respectively. These costs primarily relate to professional fees, severance, retention, relocation, travel, and other integration-related costs, and are mostly recorded in "Other expense, net".

(b)
The three months ended June 30, 2015 and 2014, includes $2.0 million and $1.5 million, respectively, of Boise acquisition integration-related and other costs, mostly recorded in "Other expense, net" and the six months ended June 30, 2015 and 2014, include $4.6 million, and $5.0 million, respectively.

The six months ended June 30, 2014, includes $17.6 million of costs accrued for the settlement of the Kleen Products LLC v Packaging Corp. of America et al class action lawsuit. These costs are recorded in "Other expense, net".

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

In May 2014, the FASB issued ASU 2014-09 (Topic 606): Revenue from Contracts with Customers. This ASU amends the guidance for revenue recognition to replace numerous, industry-specific requirements and converges areas under this topic with those of the International Financial Reporting Standards. The ASU implements a five-step process for customer contract revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards. The amendment also requires enhanced disclosures regarding the nature, amount, timing, and uncertainty of revenues and cash flows from contracts with customers. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. On July 9, 2015, the FASB approved a one-year deferral of the revenue recognition standard’s effective date, so that it is now effective for reporting periods beginning after December 15, 2017. We do not believe the adoption of this update will have a material effect on our financial position and results of operations.

There were no other accounting standards recently issued that had or are expected to have a material impact on our financial position or results of operations.

18.     Commitments, Guarantees, Indemnifications and Legal Proceedings

We have financial commitments and obligations that arise in the ordinary course of our business. These include long-term debt, capital commitments, lease obligations, and purchase commitments for goods and services, and legal proceedings, all of which are discussed in Note 10, Debt, and Note 20, Commitments, Guarantees, Indemnifications, and Legal Proceedings, of the Notes to Consolidated Financial Statements in "Part II, Item 8. Financial Statements and Supplementary Data" of our 2014 Annual Report on Form 10-K.

Guarantees and Indemnifications

We provide guarantees, indemnifications, and other assurances to third parties in the normal course of our business. These include tort indemnifications, product guarantees, environmental assurances, and representations and warranties in commercial agreements. At June 30, 2015, we are not aware of any material liabilities arising from any guarantee, indemnification, or financial assurance we have provided. If we determined such a liability was probable and subject to reasonable determination, we would accrue for it at that time.

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

Overview

PCA is the fourth largest producer of containerboard and corrugated packaging products in the United States and the third largest producer of uncoated freesheet paper in North America, based on production capacity. We operate five containerboard mills, three paper mills, and 94 corrugated products manufacturing plants. Our corrugated products manufacturing plants produce a wide variety of corrugated packaging products, including conventional shipping containers used to protect and transport manufactured goods, multi-color boxes and displays with strong visual appeal that help to merchandise the packaged product in retail locations, and honeycomb protective packaging. In addition, we are a large producer of packaging for meat, fresh fruit and vegetables, processed food, beverages, and other industrial and consumer products. We also manufacture and sell white papers, including both commodity and specialty papers, which may have custom or specialized features such as colors, coatings, high brightness, and recycled content. We operate primarily in the United States and have some converting and distribution operations in Canada.

This Item 2 is intended to supplement, and should be read in conjunction with, "Management’s Discussion and Analysis of Financial Condition and Results of Operations" included with our 2014 Annual Report on Form 10-K.

Executive Summary

Second quarter net sales were $1.5 billion in both 2015 and 2014. We reported $114.0 million of net income, or $1.16 per diluted share during second quarter 2015, compared with $99.6 million, or $1.01 per diluted share during the same period in 2014. Excluding the special items discussed below, we recorded $115.6 million of net income, or $1.18 per diluted share during second quarter 2015, compared with $113.8 million, or $1.16 per diluted share in 2014. Sales in the first half of both 2015 and 2014 were $2.9 billion. During the first six months of 2015 we reported $204.8 million, or $2.08 per diluted share, compared with $189.6 million of net income, or $1.93 per diluted share in the first six months of 2014. Excluding special items, we recorded $215.2 million of net income, or $2.19 per diluted share during the first half of 2015, compared with $220.3 million, or $2.24 per diluted share in the first six months of 2014.

Packaging segment earnings before interest, taxes, depreciation, amortization, and depletion (EBITDA) in the second quarter of 2015 was $266.7 million, compared with second quarter 2014 packaging EBITDA of $253.8 million. Packaging segment EBITDA during the first six months of 2015 was $486.5 million, compared with the first six months of 2014 packaging EBITDA of $494.0 million. Increased profitability during the second quarter was primarily related to higher volumes; while lower profitability during the first six months of 2015 was primarily due to the extended mill outage at our DeRidder, Louisiana, mill during the first quarter 2015, which did not have an annual outage in 2014. Our ability to produce virgin, high performance linerboard grades on the No. 3 machine at our DeRidder, Louisiana, mill and the improvements we made on the DeRidder No. 1 machine, allowed us to make more lightweight containerboard and other specialty grades at DeRidder and shift other grades to our Counce, Tennessee, and Valdosta, Georgia, mills. This resulted in favorable productivity on a tons per day basis and lower mill costs at all three mills. Containerboard production during the second quarter and first half of 2015 was 937,000 tons and 1,820,000 tons, up 91,000 tons and 153,000 tons, respectively, compared to last year's second quarter and the first half of 2014, primarily driven by 79,000 tons and 151,000 tons produced on the No. 3 paper machine at DeRidder in 2015. With the No. 3 machine production at DeRidder, we reduced our outside purchases of containerboard by 56,000 tons in second quarter 2015 and 96,000 tons in the first half of 2015, compared to the same periods in the prior year. We are also continuing to benefit from operational improvements as we identify and realize synergies related to our acquisition of Boise, Inc. Packaging segment income and EBITDA also benefited from increased corrugated products shipments of 2.1% and 2.4% during the three and six months ended June 30, 2015, as well as a richer corrugated sales mix.

Paper segment EBITDA in the second quarter of 2015 was $37.1 million, compared with second quarter 2014 EBITDA of $45.9 million. Paper segment EBITDA in the first six months of 2015 was $86.4 million, compared with the first six months of 2014 EBITDA of $85.6 million. EBITDA in our Paper segment declined during the second quarter and first half of 2015, compared with the same periods in 2014, due primarily to lower white paper prices. Paper prices were down compared to last year due primarily to reported changes by industry trade publications for major grades and changes in the mix of paper products sold.

The three months ended June 30, 2015, included $2.7 million of net cash expense related to pre-tax special items, compared with $22.7 million ($18.9 million non-cash and $3.8 million cash) of pre-tax special items during the same period in 2014. The three months ended June 30, 2015, included $3.7 million of Boise acquisition integration-related and other costs and $1.0 million of income for insurance proceeds received related to the DeRidder mill restructuring. The three months ended June 30, 2014, included $4.9 million of integration-related and other costs and $17.8 million of expenses related to the DeRidder mill restructuring. The six months ended June 30, 2015 and 2014, included $16.5 million ($9.9 million non-cash and $6.6 million cash) and $48.4 million ($22.0 million non-cash and $26.4 million cash) of pre-tax special items, respectively. The six months ended June 30, 2015, included $7.2 million of Boise acquisition integration-related and other costs and $9.3 million of net charges related to the DeRidder mill restructuring. The six months ended June 30, 2014, included $17.6 million of expenses related to the settlement of a class action lawsuit, $9.0 million of integration-related and other costs, and $21.8 million of expenses related to the DeRidder mill restructuring.

Earnings per diluted share, excluding special items, during the three and six months ended June 30, 2015 and 2014, were as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2015	2014	2015	2014
Earnings per diluted share, as reported	$1.16	$1.01	$2.08	$1.93
Special items (a):
DeRidder restructuring	(0.01)	0.12	0.06	0.14
Integration-related and other costs	0.03	0.03	0.05	0.06
Class action lawsuit settlement	—	—	—	0.11
Total special items	0.02	0.15	0.11	0.31
Earnings per diluted share, excluding special items	$1.18	$1.16	$2.19	$2.24
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

Industry and Business Conditions

Trade publications reported that industry-wide corrugated products shipments increased 1.3% during second quarter 2015, compared with the same quarter in 2014, with the same number of workdays in both periods. Reported industry containerboard production was 3.0% higher than second quarter 2014, and reported containerboard export shipments were up 9.7%. Reported industry containerboard inventory at the end of second quarter 2015 was up 154,000 tons, compared with December 31, 2014 levels.

The market for communication papers competes heavily with electronic data transmission and document storage alternatives. Increasing shifts to these alternatives have reduced usage of traditional print media and communication papers.

Outlook

Looking ahead to the third quarter of 2015, we expect higher containerboard, corrugated products, and white paper shipments, compared with the second quarter. Additionally, we expect lower mill annual outage costs and lower chemical costs. White paper prices are expected to be lower with announced price changes in industry trade publications. We plan to take our No. 3 machine at our DeRidder mill down in September for thirteen days to install additional dryers, which will provide us with the capability to achieve full design capacity of 1,000 tons per day. We expect this outage will result in about 13,000 tons of lost production. Considering these items, we expect third quarter earnings, excluding special items, to be higher than our second quarter earnings.

Results of Operations

Three Months Ended June 30, 2015, compared with Three Months Ended June 30, 2014

The historical results of operations of PCA for the three months ended June 30, 2015 and 2014, are set forth below (dollars in millions):

	Three Months Ended June 30
	2015	2014	Change
Packaging	$1,142.2	$1,145.2	$(3.0)
Paper	281.1	295.2	(14.1)
Corporate and other and eliminations	31.0	28.0	3.0
Net sales	$1,454.3	$1,468.4	$(14.1)

Packaging	$194.6	$166.4	$28.2
Paper	23.4	33.6	(10.2)
Corporate and other and eliminations	(20.4)	(19.8)	(0.6)
Income from operations	$197.6	$180.2	$17.4
Interest expense, net	(22.2)	(21.4)	(0.8)
Income before taxes	175.4	158.8	16.6
Income tax provision	(61.4)	(59.2)	(2.2)
Net income	$114.0	$99.6	$14.4
Net income excluding special items (a)	$115.6	$113.8	$1.8
EBITDA (a)	$284.4	$281.8	$2.6
EBITDA excluding special items (a)	$287.1	$287.3	$(0.2)
____________

(a)	See "Reconciliations of Non-GAAP Financial Measures to Reported Amounts" included in this Item 2 for a reconciliation of non-GAAP measures to the most comparable GAAP measure.

Net Sales

Net sales decreased $14.1 million, or 1%, to $1,454.3 million during the three months ended June 30, 2015, compared with $1,468.4 million during the same period in 2014.

Packaging. Sales decreased $3.0 million, to $1,142.2 million, compared with $1,145.2 million in second quarter 2014. Sales decreased $38.9 million due to the exit from our newsprint business in third quarter 2014 and the April 1, 2015, sale of our Hexacomb operations in Mexico and Europe. This decrease was mostly offset by increased sales volumes in our remaining corrugated products business and external containerboard sales. In second quarter 2015, our corrugated products shipments increased 2.1% over the second quarter last year with the same number of workdays. Outside export sales increased by 25,000 tons, while domestic sales decreased by 4,000 tons. In second quarter 2015, our containerboard production was 937,000 tons, up 91,000 tons compared with the second quarter 2014 including 79,000 tons from the converted No. 3 machine at our DeRidder, Louisiana, mill. Our domestic containerboard pricing in second quarter 2015 was comparable with the same quarter last year, while our export containerboard pricing decreased.

Paper. Sales during the three months ended June 30, 2015, decreased $14.1 million, or 5%, to $281.1 million, compared with $295.2 million in second quarter 2014. Sales decreased due to lower sales prices and mix. Our office paper shipments increased 3,000 tons and printing and converting shipments increased 6,000 tons, while pressure sensitive paper shipments decreased 8,000 tons in second quarter 2015, compared with second quarter 2014.

Gross Profit

Gross profit increased $12.9 million, or 4%, during the three months ended June 30, 2015, compared with the same period in 2014. There were no special items that affected gross profit in the second quarter 2015; however, in second quarter 2014, gross profit included $17.4 million of special items, most of which related to incremental depreciation expense related to changing the estimated useful lives of assets in connection with our DeRidder mill restructuring. Gross profit excluding special items decreased $4.5 million in second quarter 2015, compared with the same quarter in 2014. The decrease was primarily due to lower white paper prices, higher labor and benefit costs, higher annual outage costs, lower export containerboard prices, and higher wood costs, mostly offset by higher sales volume, lower energy and chemical costs (driven by lower purchase prices and usage), and improved corrugated products sales mix.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses were relatively flat, decreasing $1.0 million, or 1%, during the three months ended June 30, 2015, compared with the same period in 2014. The slight decrease was due primarily to lower administrative employee costs.

Other Expense, Net

Other expense, net, during the three months ended June 30, 2015, was $4.2 million, compared with $7.7 million during the three months ended June 30, 2014. Second quarter 2015 included $3.7 million of asset disposal expense and $3.6 million of integration-related and other costs, partially offset by $1.0 million of insurance proceeds received related to the DeRidder mill restructuring. Second quarter 2014 included $4.9 million of integration-related and other costs, $2.8 of asset disposal expense, and $0.3 million of DeRidder restructuring charges. We discuss these items in more detail in Note 4, Other Expense, Net of the Condensed Notes to Unaudited Quarterly Consolidated Financial Statements in "Part I, Item1. Financial Statements" of this Form 10-Q.

Income from Operations

Income from operations increased $17.4 million, or 10%, during the three months ended June 30, 2015, compared with the same period in 2014. Second quarter 2015 included $2.7 million of net expense from special items, compared with $22.7 million of net expense from special items in second quarter 2014. Second quarter 2015 special items included $3.7 million of integration-related and other costs, partially offset by $1.0 million of insurance proceeds received related to restructuring the DeRidder mill. Second quarter 2014 special items included $17.8 million related to the DeRidder restructuring and $4.9 million of integration-related and other costs. Excluding special items, income from operations decreased $2.6 million during the three months ended June 30, 2015, compared with the same period in 2014. The decrease in income from operations, excluding special items, was driven primarily by lower operating income in our paper segment, due primarily to lower white paper prices and changes in mix.

Packaging. Segment income from operations increased $28.2 million, or 17%, to $194.6 million, compared with $166.4 million during the three months ended June 30, 2014. Excluding special items, which included $1.7 million of integration-related and other costs and $1.0 million of insurance proceeds received related to restructuring the DeRidder mill in second quarter 2015, $17.8 million of DeRidder restructuring charges, and $4.4 million of integration-related and other costs in second quarter 2014, segment income increased $6.7 million. The increase in second quarter 2015 related primarily to higher volumes ($15.8 million), lower energy costs ($7.8 million), improved corrugated products sales mix ($3.1 million), and lower supplies and other costs ($1.7 million) partially offset by higher labor and benefit costs ($6.0 million), higher annual outage costs ($5.3 million), lower export containerboard prices ($4.1 million), higher freight costs ($3.4 million), and higher wood costs ($3.1 million).

Paper. Segment income from operations decreased $10.2 million, or 30% to $23.4 million, compared with $33.6 million during the three months ended June 30, 2015. The decrease in Paper segment income from operations is due primarily to lower white paper prices ($15.5 million), higher supplies and other costs ($1.9 million) and higher depreciation costs ($1.4 million), partially offset by lower freight ($3.5 million), chemical ($2.9 million), and energy costs ($2.6 million).

Interest Expense, Net, and Income Taxes

Interest expense, net, was $22.2 million during the three months ended June 30, 2015, compared with $21.4 million during the three months ended June 30, 2014.

During the three months ended June 30, 2015, we recorded $61.4 million of income tax expense, compared with $59.2 million of expense during the three months ended June 30, 2014. The effective tax rate for the three months ended June 30, 2015 and 2014, was 35.0% and 37.3%, respectively. The decrease in our effective tax rate in second quarter 2015 was primarily due to an increased domestic manufacturing deduction resulting from less tax net operating losses remaining from the acquisition of Boise Inc.

Six Months Ended June 30, 2015, compared with Six Months Ended June 30, 2014

The historical results of operations of PCA for the six months ended June 30, 2015 and 2014, are set forth below (dollars in millions):

	Six Months Ended June 30
	2015	2014	Change
Packaging	$2,241.5	$2,242.6	$(1.1)
Paper	578.4	604.5	(26.1)
Corporate and other and eliminations	60.1	52.6	7.5
Net sales	$2,880.0	$2,899.7	$(19.7)

Packaging	$335.7	$337.1	$(1.4)
Paper	59.0	61.3	(2.3)
Corporate and other and eliminations	(40.0)	(57.2)	17.2
Income from operations	$354.7	$341.2	$13.5
Interest expense, net	(41.4)	(42.2)	0.8
Income before taxes	313.3	299.0	14.3
Income tax provision	(108.5)	(109.4)	0.9
Net income	$204.8	$189.6	$15.2
Net income excluding special items (a)	$215.2	$220.3	$(5.1)
EBITDA (a)	$534.9	$526.2	$8.7
EBITDA excluding special items (a)	$542.4	$557.4	$(15.0)
____________

(a)	See "Reconciliations of Non-GAAP Financial Measures to Reported Amounts" included in this Item 2 for a reconciliation of non-GAAP measures to the most comparable GAAP measure.

Net Sales

Net sales decreased $19.7 million, or 1%, to $2,880.0 million during the six months ended June 30, 2015, compared with $2,899.7 million during the same period in 2014.

Packaging. Sales decreased $1.1 million to $2,241.5 million in the six months ended June 30, 2015, compared with $2,242.6 million during the six months ended June 30, 2014. Sales decreased $67.2 million due to the exit from our newsprint business in third quarter 2014 and the April 1, 2015 sale of our Hexacomb operations in Mexico and Europe. This decrease was mostly offset by increased sales volumes in our remaining corrugated products business and external containerboard sales. In the first six months of 2015, our corrugated products shipments increased 3.2% per workday over the first six months of 2014, with one less workday in the first half of 2015. Outside export sales increased by 44,000 tons, while domestic sales decreased by 11,000 tons. In the first half of 2015, our containerboard production was 1,820,000 tons, up 153,000 tons compared with the first half of 2014 including 151,000 tons from the converted No. 3 machine at our DeRidder, Louisiana, mill.

Paper. Sales during the six months ended June 30, 2015, decreased $26.1 million, or 4%, to $578.4 million, compared with $604.5 million during the six months ended June 30, 2014. Sales decreased due to lower sales prices and mix. Our office paper shipments increased 3,000 tons and printing and converting shipments increased 12,000 tons, while pressure sensitive paper shipments decreased 19,000 tons in the first six months of 2015, compared with the first six months of 2014.

Gross Profit

Gross profit decreased $11.5 million, or 2%, during the six months ended June 30, 2015, compared with the same period in 2014. In the first six months of 2015 and 2014, gross profit included $9.0 million and $20.4 million of special items, respectively, most of which related to incremental depreciation expense related to changing the estimated useful lives of assets in connection with our DeRidder mill restructuring. Excluding special items, gross profit decreased $22.9 million in the first half of 2015, compared with the first half of 2014. The decrease was primarily due to lower white paper prices, higher labor and benefit costs, higher annual outage costs, lower export containerboard prices, and higher wood costs, mostly offset by higher sales volume and lower energy and chemical costs (lower purchase prices and usage).

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses were flat, decreasing $0.1 million, during the six months ended June 30, 2015, compared with the same period in 2014.

Other Expense, Net

Other expense, net, during the six months ended June 30, 2015, was $6.8 million, compared with $31.7 million during the six months ended June 30, 2014. The first six months of 2015 included $6.7 million of integration-related and other costs and $4.7 million of asset disposal expense, partially offset by $3.6 million of income from a refundable state tax credit received related to our investments and the jobs retained at DeRidder, among other miscellaneous income and expense items. The first six months of 2014 included $17.6 million of costs accrued in the Corporate and Other segment for the settlement of the Kleen Products LLC v Packaging Corp. of America et al class action lawsuit, $9.0 million of Boise integration-related and other costs, $4.0 million of asset disposal expense, and $1.4 million of DeRidder restructuring charges. We discuss these items in more detail in Note 4, Other Expense, Net of the Condensed Notes to Unaudited Quarterly Consolidated Financial Statements in "Part I, Item1. Financial Statements" of this Form 10-Q.

Income from Operations

Income from operations increased $13.5 million, or 4%, during the six months ended June 30, 2015, compared with the same period in 2014. The first six months of 2015 included $16.5 million of net expense from special items, compared with $48.4 million of net expense from special items in the first six months 2014. The first six months of 2015 special items included $9.3 million of charges related to restructuring the DeRidder mill and $7.2 million of integration-related and other costs. The first six months of 2014 special items included $17.6 million of costs accrued for the settlement of a class action lawsuit, $21.8 million related to the DeRidder restructuring, and $9.0 million of integration-related and other costs. Excluding special items, income from operations decreased $18.4 million during the first six months of 2015, compared with the same period in 2014. The decrease in income from operations, excluding special items, was driven primarily by lower gross profit as described above, partially offset by a $3.6 million state tax credit related to investments and jobs retained at our DeRidder, Louisiana, mill.

Packaging. Segment income from operations decreased $1.4 million to $335.7 million, compared with $337.1 million during the six months ended June 30, 2014. Excluding special items, which included $9.3 million of DeRidder restructuring charges and $2.6 million of integration-related and other costs in the first six months of 2015 and $21.8 million of DeRidder restructuring charges and $4.4 million of integration-related and other costs in the first six months of 2014, segment income decreased $15.7 million. The decrease in the first six months of 2015 related primarily to higher labor and benefit costs ($20.0 million), higher annual outage costs due mostly to the first quarter extended annual outage at our DeRidder mill ($16.9 million), lower export containerboard prices ($6.4 million), increased freight ($6.4 million) and wood costs ($5.4 million), partially offset by higher volumes ($23.3 million), lower energy costs ($14.0 million) and a state tax credit related to investments and jobs retained at our DeRidder mill ($3.6 million).

Paper. Segment income from operations decreased $2.3 million, or 4% to $59.0 million, compared with $61.3 million during the six months ended June 30, 2014. The decrease in Paper segment income from operations is due primarily to lower white paper prices and mix ($23.3 million), mostly offset by lower freight ($6.8 million), chemical ($6.4 million), and energy costs ($6.2 million).

Interest Expense, Net, and Income Taxes

Interest expense, net, was $41.4 million during the six months ended June 30, 2015, compared with $42.2 million during the six months ended June 30, 2014.

During the six months ended June 30, 2015, we recorded $108.5 million of income tax expense, compared with $109.4 million of expense during the six months ended June 30, 2014. The effective tax rate for the six months ended June 30, 2015 and 2014, was 34.6% and 36.6%, respectively. The decrease in our effective tax rate in the first half of 2015 was primarily due to an increased domestic manufacturing deduction resulting from less tax net operating losses remaining from the acquisition of Boise Inc.

Liquidity and Capital Resources

Sources and Uses of Cash

Our primary sources of liquidity are net cash provided by operating activities and available borrowing capacity under our revolving credit facility. At June 30, 2015, we had $163.7 million of cash and $326.5 million of unused borrowing capacity under the revolving credit facility, net of letters of credit. Currently, our primary uses of cash are for operations, capital expenditures, debt service (including voluntary payments of debt), repurchases of common stock, and declared common stock dividends. We believe that net cash generated from operating activities, cash on hand, available borrowings under our revolving credit facility, and available capital through access to capital markets will be adequate to meet our liquidity and capital requirements, including payments of any declared common stock dividends, for the foreseeable future. As our debt or credit facilities become due, we will need to repay, extend, or replace such facilities. Our ability to do so will be subject to future economic conditions and financial, business, and other factors, many of which are beyond our control.

Below is a summary table of our cash flows, followed by a discussion of our sources and uses of cash through operating activities, investing activities, and financing activities (dollars in millions):

	Six Months Ended June 30
	2015	2014	Change
Net cash provided by (used for):
Operating activities	$304.5	$334.1	$(29.6)
Investing activities	(123.9)	(171.3)	47.4
Financing activities	(141.8)	(191.8)	50.0
Net increase (decrease) in cash and cash equivalents	$38.8	$(29.0)	$67.8

Operating Activities

During the six months ended June 30, 2015, net cash provided by operating activities was $304.5 million, compared with $334.1 million in the same period in 2014, a decrease of $29.6 million. Cash provided by operating activities before changes in operating assets and liabilities was relatively flat, decreasing $2.0 million in the first half of 2015, compared with the first half of 2014. Cash used for operating assets and liabilities totaled $111.9 million during the six months ended June 30, 2015, compared with $84.4 million during the same period in 2014. The higher cash requirements for operating assets and liabilities were driven primarily by (a) a larger increase in accounts receivable, (b) higher cash tax payments resulting from less net operating loss utilization, and (c) a larger decrease in accrued liabilities due primarily to higher payouts of incentives and other employee benefits in the first six months of 2015, compared with the same period last year. These factors were partially offset by a smaller increase in inventories in the first six months of 2015, compared with 2014, as we increased inventories in our Packaging segment during the first six months of 2014 in response to railcar and truck service issues. Cash requirements for operating activities are subject to PCA’s operating needs and the timing of collection of receivables and payments of payables and expenses.

Investing Activities

Net cash used for investing activities during the six months ended June 30, 2015, decreased $47.4 million, to $123.9 million, compared with $171.3 million during the same period in 2014. We spent $141.9 million for capital investments during the six months ended June 30, 2015, compared with $148.2 million during the same period in 2014. We received $23.0 million of cash proceeds for the sale of our Hexacomb corrugated manufacturing operations in Mexico and Europe during the first six months of 2015. In the first six months of 2014, we paid $20.3 million to acquire the assets of Crockett Packaging, a corrugated products manufacturer.

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

Financing Activities

During the six months ended June 30, 2015, we used $141.8 million for financing activities, compared with $191.8 million during the same period in 2014. The decrease in cash used for financing activities primarily relates to a decrease in debt principal payments. In the first six months of 2015, we made $3.8 million of principal payments on long-term debt and capital leases, compared with $116.5 million in the first six months of 2014. We paid $93.5 million of dividends during the first six months of 2015, compared with the $78.6 million of dividends paid during the first six months of 2014. On February 26, 2015, PCA's Board of Directors increased the regular quarterly cash dividend to $0.55 per share from the previous $0.40 per share dividend, beginning with the dividend paid on April 15, 2015. During the six months ended June 30, 2015, we paid $43.3 million to repurchase 603,835 shares of common stock. During the six months ended June 30, 2015, we withheld shares from vesting equity awards to cover employee tax liabilities of $7.4 million, compared with $11.8 million in first six months of 2014. Proceeds from the exercise of stock options and tax benefits from share-based awards contributed $5.4 million in the first six months of 2015, compared with $15.3 million in the same period in 2014.

On July 21, 2015, PCA announced that its Board of Directors authorized the repurchase of an additional $150 million of the company’s outstanding common stock. Together with remaining authority under previously announced programs, at the time of the announcement the company was authorized to repurchase approximately $205 million of additional shares. Repurchases may be made from time to time in open market or privately negotiated transactions in accordance with applicable securities regulations. The timing and amount of repurchases will be determined by the company in its discretion based on factors such as PCA’s stock price and market and business conditions.

For more information about our debt, see Note 10, Debt, of the Notes to Consolidated Financial Statements in "Part II, Item 8. Financial Statements and Supplementary Data" of our 2014 Annual Report on Form 10-K.

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

Reconciliations of Non-GAAP Financial Measures to Reported Amounts

Income from operations excluding special items, net income excluding special items, EBITDA, and EBITDA excluding special items are non-GAAP financial measures. Management excludes special items and uses non-GAAP measures to focus on on-going operations and assess its operating performance and believes that it is useful to investors because it enables them to perform meaningful comparisons of past and present operating results. Additionally, EBITDA and EBITDA excluding special items measures are presented because they provide a means to evaluate the performance of our segments and our company on an ongoing basis using the same measures that are used by our management and because these measures are frequently used by investors and other interested parties in the evaluation of companies and the performance of their segments. Any analysis of non-GAAP financial measures should be done in conjunction with results presented in accordance with GAAP. The non-GAAP measures are not intended to be substitutes for GAAP financial measures and should not be used as such. Reconciliations of the non-GAAP measures to the most comparable measure reported in accordance with GAAP for the three and six months ended June 30, 2015 and 2014, follow (dollars in millions):

	Three Months Ended June 30
	2015		2014
	Income from Operations	Net Income	Income from Operations	Net Income
As reported in accordance with GAAP	$197.6	$114.0	$180.2	$99.6
Special items:
Integration-related and other costs (a)	3.7	2.3	4.9	3.0
DeRidder restructuring (b)	(1.0)	(0.7)	17.8	11.2
Total special items	2.7	1.6	22.7	14.2
Excluding special items	$200.3	$115.6	$202.9	$113.8

	Six Months Ended June 30
	2015		2014
	Income from Operations	Net Income	Income from Operations	Net Income
As reported in accordance with GAAP	$354.7	$204.8	$341.2	$189.6
Special items:
Integration-related and other costs (a)	7.2	4.5	9.0	5.7
DeRidder restructuring (b)	9.3	5.9	21.8	13.8
Class action lawsuit settlement (c)	—	—	17.6	11.2
Total special items	16.5	10.4	48.4	30.7
Excluding special items	$371.2	$215.2	$389.6	$220.3
________

(a)
All periods presented include Boise acquisition integration-related and other costs, mostly recorded in "Other expense, net". These costs primarily relate to professional fees, severance, retention, relocation, travel, and other integration-related costs.

(b)
All periods presented include amounts from restructuring activities at our mill in DeRidder, Louisiana, including costs related to the conversion of the No. 3 newsprint machine to containerboard, our exit from the newsprint business, and other improvements. The restructuring charges primarily related to accelerated depreciation and were mostly recorded in "Cost of sales". We completed the restructuring activities in first quarter 2015, but we received $1.0 million of insurance proceeds related to the restructuring during the three months ended June 30, 2015, which we recorded in "Other expense, net".

(c)
The six months ended June 30, 2014, includes $17.6 million of costs for the settlement of the Kleen Products LLC v Packaging Corp. of America et al class action lawsuit recorded in "Other expense, net".

The following table reconciles net income to EBITDA and EBITDA excluding special items for the periods indicated (dollars in millions):

	Three Months Ended June 30		Six Months Ended June 30
	2015	2014	2015	2014
Net income	$114.0	$99.6	$204.8	$189.6
Interest expense, net	22.2	21.4	41.4	42.2
Income tax provision	61.4	59.2	108.5	109.4
Depreciation, amortization, and depletion	86.8	101.6	180.2	185.0
EBITDA	$284.4	$281.8	$534.9	$526.2
Special items:
Integration-related and other costs	$3.7	$4.9	$7.2	$9.0
DeRidder restructuring	(1.0)	0.6	0.3	4.6
Class action lawsuit settlement	—	—	—	17.6
EBITDA excluding special items	$287.1	$287.3	$542.4	$557.4

The following table reconciles segment income (loss) to EBITDA and EBITDA excluding special items (dollars in millions):

	Three Months Ended June 30		Six Months Ended June 30
	2015	2014	2015	2014
Packaging
Segment income	$194.6	$166.4	$335.7	$337.1
Depreciation, amortization, and depletion	72.1	87.4	150.8	156.9
EBITDA	266.7	253.8	486.5	494.0
DeRidder restructuring	(1.0)	0.6	0.3	4.6
Integration-related and other costs	1.7	4.4	2.6	4.4
EBITDA excluding special items	$267.4	$258.8	$489.4	$503.0

Paper
Segment income	$23.4	$33.6	$59.0	$61.3
Depreciation, amortization, and depletion	13.7	12.3	27.4	24.3
EBITDA	37.1	45.9	86.4	85.6
Integration-related and other costs	—	(1.0)	—	(0.4)
EBITDA excluding special items	$37.1	$44.9	$86.4	$85.2

Corporate and Other
Segment loss	$(20.4)	$(19.8)	$(40.0)	$(57.2)
Depreciation, amortization, and depletion	1.0	1.9	2.0	3.8
EBITDA	(19.4)	(17.9)	(38.0)	(53.4)
Integration-related and other costs	2.0	1.5	4.6	5.0
Class action lawsuit settlement	—	—	—	17.6
EBITDA excluding special items	$(17.4)	$(16.4)	$(33.4)	$(30.8)

EBITDA	$284.4	$281.8	$534.9	$526.2

EBITDA excluding special items	$287.1	$287.3	$542.4	$557.4

Market Risk and Risk Management Policies

PCA is exposed to the impact of interest rate changes and changes in the market value of its financial instruments. We periodically enter into derivatives to minimize these risks, but not for trading purposes. At June 30, 2015, we had no derivative instruments outstanding. For a discussion of derivatives and hedging activities, see Note 13, Derivative Instruments and Hedging Activities, of the Notes to Consolidated Financial Statements in "Part II, Item 8. Financial Statements and Supplementary Data" of our 2014 Annual Report on Form 10-K.

The interest rates on approximately 70% of PCA’s debt are fixed. A one percent increase in interest rates related to variable-rate debt would have resulted in an increase in interest expense and a corresponding decrease in income before taxes of approximately $7 million annually.

Off-Balance-Sheet Activities

The Company does not have any off-balance sheet arrangements as of June 30, 2015.

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

PCA has included in its 2014 Annual Report on Form 10-K, a discussion of its critical accounting policies and estimates which require management's most difficult, subjective, or complex judgments used in the preparation of its consolidated financial statements. PCA has not had any changes to these critical accounting estimates during the first six months of 2015.

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

Forward-Looking Statements

Some of the statements in this Quarterly Report on Form 10-Q, and in particular, statements found in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, that are not historical in nature are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are often identified by the words "will," "should," "anticipate," "believe," "expect," "intend," "estimate," "hope," or similar expressions. These statements reflect management’s current views with respect to future events and are subject to risks and uncertainties. There are important factors that could cause actual results to differ materially from those in forward-looking statements, many of which are beyond our control. These factors, risks and uncertainties include the following:

•	the impact of general economic conditions;

•	the impact of the Boise acquisition and risks and uncertainties relating to the integration of Boise’s business into our business;

•	containerboard, corrugated products, and white paper general industry conditions, including competition, product demand, product pricing, and input costs;

•	fluctuations in wood fiber and recycled fiber costs;

•	fluctuations in purchased energy costs;

•	the possibility of unplanned outages or interruptions at our principal facilities; and

•	legislative or regulatory actions or requirements, particularly concerning environmental or tax matters.
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

Prior to filing this report, PCA completed an evaluation under the supervision and with the participation of PCA’s management, including PCA’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of PCA’s disclosure controls and procedures as of June 30, 2015. The evaluation of PCA’s disclosure controls and procedures included a review of the controls’ objectives and design, PCA’s implementation of the controls, and the effect of the controls on the information generated for use in this report. Based on this evaluation, PCA’s Chief Executive Officer and Chief Financial Officer concluded that PCA’s disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2015.

During the quarter ended June 30, 2015, there were no changes in internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, PCA’s internal control over financial reporting.

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

The following table presents information related to our repurchases of common stock made under our plan announced on December 14, 2011, and shares withheld to cover taxes on vesting of equity awards, during the three months ended June 30, 2015:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (a)		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in millions)
April 1-30, 2015	354,400		$70.98	354,400	$65.3
May 1-31, 2015	142,135		70.36	142,135	55.3
June 1-30, 2015	113,206	(a)	67.05	7,300	54.8
Total	609,741		$70.10	503,835	$54.8	(b)
 ____________

(a)	105,906 shares were withheld from employees to cover income and payroll taxes on equity awards that vested during the period.

(b)
On July 21, 2015, PCA announced that its Board of Directors authorized the repurchase of an additional $150 million of the company’s outstanding common stock. Together with remaining authority under previously announced programs, at the time of the announcement the company was authorized to repurchase approximately $205 million of additional shares. Repurchases may be made from time to time in open market or privately negotiated transactions in accordance with applicable securities regulations. The timing and amount of repurchases will be determined by the company in its discretion based on factors such as PCA’s stock price and market and business conditions.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS

Exhibit Number	Description
10.1	Form of Executive Officer Performance Unit Award for 2015 Awards†
10.2	Form of Executive Officer Restricted Stock Award for 2015 Awards†
31.1	Certification of Chief Executive Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. †
31.2	Certification of Chief Financial Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. †
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †
101
The following financial information from Packaging Corporation of America’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Income and Comprehensive Income for the three and six months ended June 30, 2015 and 2014, (ii) Consolidated Balance Sheets at June 30, 2015 and December 31, 2014, (iii) Consolidated Statements of Cash Flows for the six months ended June, 2015 and 2014, and (iv) the Condensed Notes to Unaudited Quarterly Consolidated Financial Statements. †

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
Date: August 7, 2015