Form 10-Q
period 2015-09-30
PACKAGING CORP OF AMERICA
filed 2015-11-06
CIK 75677

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________
FORM 10-Q
_______________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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

As of November 2, 2015, the Registrant had outstanding 97,002,435 shares of common stock, par value $0.01 per share.

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

i

PART I
FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

Packaging Corporation of America
Consolidated Statements of Income and Comprehensive Income
(unaudited, dollars in millions, except per-share data)

	Three Months Ended September 30		Nine Months Ended September 30
	2015	2014	2015	2014
Statements of Income:
Net sales	$1,470.8	$1,518.9	$4,350.8	$4,418.7
Cost of sales	(1,142.5)	(1,198.6)	(3,427.9)	(3,486.2)
Gross profit	328.3	320.3	922.9	932.5
Selling, general, and administrative expenses	(112.7)	(119.6)	(345.9)	(359.0)
Other income (expense), net	3.8	(12.3)	(2.9)	(44.0)
Income from operations	219.4	188.4	574.1	529.5
Interest expense, net	(21.7)	(23.1)	(63.2)	(65.3)
Income before taxes	197.7	165.3	510.9	464.2
Income tax provision	(69.9)	(60.9)	(178.3)	(170.1)
Net income	$127.8	$104.4	$332.6	$294.1

Net income per common share:
Basic	$1.31	$1.06	$3.39	$2.99
Diluted	$1.31	$1.06	$3.39	$2.99
Dividends declared per common share	$0.55	$0.40	$1.65	$1.20

Statements of Comprehensive Income:
Net income	$127.8	$104.4	$332.6	$294.1
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	—	(1.6)	2.8	(1.6)
Reclassification adjustments to cash flow hedges included in net income, net of tax of $0.5 million, $0.5 million, $1.6 million, and $1.6 million	0.9	0.9	2.6	2.6
Amortization of pension and postretirement plans actuarial loss and prior service cost, net of tax of $1.4 million, $0.7 million, $4.2 million, and $2.2 million	2.1	1.1	6.5	3.1
Other comprehensive income	3.0	0.4	11.9	4.1
Comprehensive income	$130.8	$104.8	$344.5	$298.2

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Packaging Corporation of America
Consolidated Balance Sheets
(unaudited, dollars and shares in millions, except per-share data)

	September 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$186.9	$124.9
Accounts receivable, net of allowance for doubtful accounts and customer deductions of $12.2 million and $11.3 million as of September 30, 2015, and December 31, 2014, respectively	683.5	646.1
Inventories	695.9	664.9
Prepaid expenses and other current assets	49.8	61.9
Federal and state income taxes receivable	—	5.1
Deferred income taxes	63.2	75.7
Total current assets	1,679.3	1,578.6
Property, plant, and equipment, net	2,842.5	2,857.6
Goodwill	544.0	546.8
Intangible assets, net	276.4	293.5
Other long-term assets	80.0	72.0
Total assets	$5,422.2	$5,348.5
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$6.5	$6.5
Capital lease obligations	1.1	1.1
Accounts payable	337.0	330.5
Dividends payable	53.7	39.4
Federal and state income taxes payable	2.3	—
Accrued liabilities	209.0	220.0
Accrued interest	18.8	13.5
Total current liabilities	628.4	611.0
Long-term liabilities:
Long-term debt	2,319.3	2,348.9
Capital lease obligations	21.9	22.8
Deferred income taxes	402.7	409.9
Pension and postretirement benefit plans	376.9	361.7
Other long-term liabilities	58.0	72.8
Total long-term liabilities	3,178.8	3,216.1
Commitments and contingent liabilities
Stockholders' equity:
Common stock, par value $0.01 per share, 300.0 million shares authorized, 97.1 million and 98.4 million shares issued as of September 30, 2015, and December 31, 2014, respectively	1.0	1.0
Additional paid in capital	438.1	432.1
Retained earnings	1,317.9	1,242.2
Accumulated other comprehensive loss	(142.0)	(153.9)
Total stockholders' equity	1,615.0	1,521.4
Total liabilities and stockholders' equity	$5,422.2	$5,348.5

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Packaging Corporation of America
Consolidated Statements of Cash Flows
(unaudited, dollars in millions)

	Nine Months Ended September 30
	2015	2014
Cash Flows from Operating Activities:
Net income	$332.6	$294.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization of intangibles and deferred financing costs	273.7	296.5
Share-based compensation expense	13.7	11.6
Deferred income tax provision	1.2	17.4
Pension and postretirement benefits expense, net of contributions	24.0	19.2
(Gain) loss on disposal of assets	(3.0)	2.1
Non-cash DeRidder restructuring items	(3.7)	6.3
Other, net	(9.7)	(1.7)
Changes in operating assets and liabilities, net of acquisitions:
Increase in assets —
Accounts receivable	(37.5)	(75.0)
Inventories	(31.0)	(24.9)
Prepaid expenses and other current assets	(16.8)	(27.9)
Increase (decrease) in liabilities —
Accounts payable	(14.1)	(13.0)
Accrued liabilities	5.2	21.8
Federal and state income taxes payable / receivable	7.4	30.2
Net cash provided by operating activities	542.0	556.7
Cash Flows from Investing Activities:
Additions to property, plant, and equipment	(217.9)	(254.9)
Proceeds from sale of a business	23.0	—
Acquisition of business, net of cash acquired	—	(20.3)
Additions to other long-term assets	(9.2)	(11.6)
Other, net	1.3	3.2
Net cash used for investing activities	(202.8)	(283.6)
Cash Flows from Financing Activities:
Repayments of debt and capital lease obligations	(30.7)	(590.6)
Proceeds from issuance of debt	—	398.9
Financing costs paid	—	(3.2)
Common stock dividends paid	(147.3)	(118.0)
Repurchases of common stock	(98.1)	—
Proceeds from exercise of stock options	—	3.7
Excess tax benefits from stock-based awards	5.6	11.8
Shares withheld to cover employee restricted stock taxes	(7.4)	(12.1)
Other, net	0.7	(0.3)
Net cash used for financing activities	(277.2)	(309.8)
Net increase (decrease) in cash and cash equivalents	62.0	(36.7)
Cash and cash equivalents, beginning of period	124.9	191.0
Cash and cash equivalents, end of period	$186.9	$154.3

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

The consolidated financial statements of PCA as of September 30, 2015, and for the three and nine months ended September 30, 2015 and 2014, are unaudited but include all adjustments (consisting only of normal recurring adjustments) that management considers necessary for a fair presentation of such financial statements. The preparation of the consolidated financial statements involves the use of estimates and accruals. Actual results may vary from those estimates. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with Article 10 of SEC Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete audited financial statements. Operating results for the three and nine months ended September 30, 2015, are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. These consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2014.

The consolidated financial statements include the accounts of PCA and its majority-owned subsidiaries after elimination of intercompany balances and transactions.

2.     Acquisitions and Dispositions

Sale of European and Mexican Operations

On April 1, 2015, we completed the sale of our Hexacomb corrugated manufacturing operations in Europe and Mexico for approximately $23.0 million. The sale included three locations in Europe and two locations in Mexico. Sales, net income, and total assets of these locations are not material to our consolidated financial position or results of operations in any period presented. The gain on the sale was insignificant.

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

3.     Earnings Per Share

The following table sets forth the computation of basic and diluted income per common share for the periods presented (dollars and shares in millions, except per share data):

	Three Months Ended September 30		Nine Months Ended September 30
	2015	2014	2015	2014
Numerator:
Net income	$127.8	$104.4	$332.6	$294.1
Less: distributed and undistributed earnings allocated to participating securities	(1.5)	(1.4)	(4.0)	(4.4)
Net income attributable to common shareholders	$126.3	$103.0	$328.6	$289.7
Denominator:
Weighted average basic common shares outstanding	96.5	97.1	96.8	96.9
Effect of dilutive securities	0.1	0.1	0.1	0.1
Diluted common shares outstanding	96.6	97.2	96.9	97.0
Basic income per common share	$1.31	$1.06	$3.39	$2.99
Diluted income per common share	$1.31	$1.06	$3.39	$2.99

4.     Other Income (Expense), Net

The components of other income (expense), net, were as follows (dollars in millions):

	Three Months Ended September 30		Nine Months Ended September 30
	2015	2014	2015	2014
Integration-related and other costs (a)	$(2.4)	$(3.0)	$(9.0)	$(12.0)
Sale of St. Helens paper mill site (b)	6.7	—	6.7	—
Asset disposals and write-offs	(5.0)	(2.9)	(9.7)	(6.9)
DeRidder restructuring (c)	3.8	(4.3)	3.6	(5.7)
Refundable state tax credit (d)	—	—	3.6	—
Class action lawsuit settlement (e)	—	—	—	(17.6)
Other	0.7	(2.1)	1.9	(1.8)
Total	$3.8	$(12.3)	$(2.9)	$(44.0)
___________

(a)	Includes Boise acquisition integration-related and other costs. These costs primarily relate to professional fees, severance, retention, relocation, travel, and other integration-related costs.

(b)
In September 2015, we sold the remaining land, buildings, and equipment at our paper mill site in St. Helens, Oregon, where we ceased paper production in December 2012. We recorded a $6.7 million gain on the sale. In connection with the sale, we eliminated $11.2 million of asset retirement obligations that were assumed by the buyer.

(c)
Includes amounts from restructuring activities at our mill in DeRidder, Louisiana, including costs related to the conversion of the No. 3 newsprint machine to containerboard, our exit from the newsprint business, and other improvements. We completed the restructuring activities in first quarter 2015, but we recorded $3.8 million of income for services and equipment received for vendor settlements during the three and nine months ended September 30, 2015.

(d)
The nine months ended September 30, 2015, includes a $3.6 million tax credit from the State of Louisiana related to our recent capital investment and the jobs retained at the DeRidder, Louisiana, mill.

(e)	The nine months ended September 30, 2014, includes $17.6 million of costs for the settlement of the Kleen Products LLC v Packaging Corp. of America et al class action lawsuit.

5.     Income Taxes

For the three months ended September 30, 2015 and 2014, we recorded $69.9 million and $60.9 million of income tax expense and had an effective tax rate of 35.4% and 36.8%, respectively. For the nine months ended September 30, 2015 and 2014, we recorded $178.3 million and $170.1 million of income tax expense and had an effective tax rate of 34.9% and 36.6%, respectively. Our effective tax rate may differ from the federal statutory income tax rate of 35.0%, due primarily to the effect of the domestic manufacturing deduction and state and local income taxes. The decreases in our effective tax rates for the three and nine months ended September 30, 2015, compared with the same periods in 2014, were primarily due to an increased domestic manufacturing deduction resulting from less tax net operating losses remaining from the acquisition of Boise Inc.

During the three and nine months ended September 30, 2015, there were no significant changes to our uncertain tax positions. For more information, see Note 6, Income Taxes, of the Notes to Consolidated Financial Statements in "Part II, Item 8. Financial Statements and Supplementary Data" of our 2014 Annual Report on Form 10-K.

During the nine months ended September 30, 2015 and 2014, cash paid for taxes, net of refunds received, was $163.7 million and $110.8 million, respectively.

6.     Inventories

We value our raw materials, work in process, and finished goods inventories using lower of cost, as determined by the average cost method, or market. Supplies and materials are valued at the first-in, first-out (FIFO) or average cost methods.

The components of inventories were as follows (dollars in millions):

	September 30, 2015	December 31, 2014
Raw materials	$271.5	$261.9
Work in process	13.9	11.3
Finished goods	206.3	216.3
Supplies and materials	204.2	175.4
Inventories	$695.9	$664.9

7.    Property, Plant, and Equipment

The components of property, plant, and equipment were as follows (dollars in millions):

	September 30, 2015	December 31, 2014
Land and land improvements	$145.8	$143.5
Buildings	661.8	654.6
Machinery and equipment	4,671.7	4,508.0
Construction in progress	146.0	154.8
Other	58.7	54.5
Property, plant, and equipment, at cost	5,684.0	5,515.4
Less accumulated depreciation	(2,841.5)	(2,657.8)
Property, plant, and equipment, net	$2,842.5	$2,857.6

Depreciation expense for the three months ended September 30, 2015 and 2014, was $79.6 million and $95.1 million, respectively. During the nine months ended September 30, 2015 and 2014, depreciation expense was $243.5 million and $264.1 million, respectively. During the nine months ended September 30, 2015 and 2014, we recognized $9.0 million, and $35.4 million, respectively, of incremental depreciation expense from shortening the useful lives of assets at our DeRidder, Louisiana mill as a result of restructuring activities.

At September 30, 2015, and December 31, 2014, purchases of property, plant, and equipment included in accounts payable were $31.1 million and $13.9 million.

8.     Goodwill and Intangible Assets

Goodwill

Goodwill represents the excess of the cost of an acquired business over the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed in a business combination. At September 30, 2015, and December 31, 2014, we had $488.8 million and $491.6 million of goodwill recorded in our Packaging segment, respectively, and for both periods we had $55.2 million of goodwill recorded in our Paper segment on our Consolidated Balance Sheets. The decrease in goodwill during the nine months ended September 30, 2015, relates primarily to the sale of our Hexacomb corrugated manufacturing operations in Europe and Mexico, as described in Note 2, Acquisitions and Dispositions.

Intangible Assets

Intangible assets are primarily comprised of customer relationships and trademarks and trade names.

The weighted average remaining useful life, gross carrying amount, and accumulated amortization of our intangible assets were as follows (dollars in millions):

	September 30, 2015			December 31, 2014
	Weighted Average Remaining Useful Life (in Years)	Gross Carrying Amount	Accumulated Amortization	Weighted Average Remaining Useful Life (in Years)	Gross Carrying Amount	Accumulated Amortization
Customer relationships	13.5	$311.5	$52.2	14.3	$311.5	$36.9
Trademarks and trade names	12.8	21.8	4.7	13.4	21.8	3.0
Other	1.5	0.2	0.2	2.2	0.2	0.1
Total intangible assets (excluding goodwill)	13.5	$333.5	$57.1	14.2	$333.5	$40.0

Amortization expense for both the three months ended September 30, 2015 and 2014, was $5.7 million. During the nine months ended September 30, 2015 and 2014, amortization expense was $17.1 million and $16.9 million, respectively.

9.    Accrued Liabilities

The components of accrued liabilities were as follows (dollars in millions):

	September 30, 2015	December 31, 2014
Compensation and benefits	$109.9	$130.8
Medical insurance and workers’ compensation	31.0	27.0
Franchise, property, and sales and use taxes	23.3	17.5
Customer volume discounts and rebates	14.6	13.9
Environmental liabilities and asset retirement obligations	9.1	7.1
Severance, retention, and relocation	9.5	8.3
Other	11.6	15.4
Total	$209.0	$220.0

10.    Debt

During the nine months ended September 30, 2015, we made principal payments of $25.0 million on our five-year term loan due October 2018, and $4.9 million on our seven-year term loan, due October 2020.

On September 5, 2014, we issued $400.0 million of 3.65% fixed-rate senior notes due September 15, 2024, through a registered public offering. We used the proceeds of this offering and other cash from operations to repay $589.9 million of debt during the nine months ended September 30, 2014.

For the nine months ended September 30, 2015 and 2014, cash payments for interest were $58.6 million and $50.0 million, respectively.

Included in interest expense, net, are amortization of treasury lock settlements and amortization of financing costs. For both the three months ended September 30, 2015 and 2014, amortization of treasury lock settlements was $1.4 million, and for both the nine months ended September 30, 2015 and 2014, amortization of treasury lock settlements was $4.2 million. For the three months ended September 30, 2015 and 2014, amortization of financing costs was $0.5 million and $2.0 million, respectively. During the nine months ended September 30, 2015 and 2014, amortization of financing costs was $1.3 million and $2.9 million. In connection with our debt repayments during the three months ended September 30, 2014, we expensed $1.5 million of deferred financing costs.

For more information on our long-term debt and interest rates on that debt, see Note 10, Debt, of the Notes to Consolidated Financial Statements in "Part II, Item 8. Financial Statements and Supplementary Data" of our 2014 Annual Report on Form 10-K.

At September 30, 2015, we had $1,647.2 million of fixed-rate senior notes and $678.6 million of variable-rate term loans outstanding. At September 30, 2015, the fair value of our fixed-rate debt was estimated to be $1,711.9 million. The difference between the book value and fair value is due to the difference between the period-end market interest rate and the stated rate of our fixed-rate debt. We estimated the fair value of our fixed-rate debt using quoted market prices (Level 2 inputs) within the fair value hierarchy, which is further defined in Note 2, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements in "Part II, Item 8. Financial Statements and Supplementary Data" of our 2014 Annual Report on Form 10-K. The fair value of our variable-rate term debt approximates the carrying amount as our cost of borrowing is variable and approximates current market rates.

11.     Employee Benefit Plans and Other Postretirement Benefits

The components of net periodic benefit cost for our pension plans were as follows (dollars in millions):

	Pension Plans
	Three Months Ended September 30		Nine Months Ended September 30
	2015	2014	2015	2014
Service cost	$6.1	$5.8	$17.9	$17.4
Interest cost	11.6	11.5	34.6	34.4
Expected return on plan assets	(13.3)	(12.7)	(39.8)	(38.0)
Net amortization of unrecognized amounts
Prior service cost	1.4	1.6	4.2	4.9
Actuarial loss	2.1	0.2	6.4	0.4
Net periodic benefit cost	$7.9	$6.4	$23.3	$19.1

PCA makes pension plan contributions that are sufficient to fund its actuarially determined costs, generally equal to the minimum amounts required by the Employee Retirement Income Security Act (ERISA). During the nine months ended September 30, 2015, we made payments of $0.8 million to our nonqualified pension plans. We have no required minimum qualified contributions in 2015.

The components of net periodic benefit cost for our postretirement plans were as follows (dollars in millions):

	Postretirement Plans
	Three Months Ended September 30		Nine Months Ended September 30
	2015	2014	2015	2014
Service cost	$0.4	$0.4	$1.3	$1.2
Interest cost	0.3	0.3	0.9	0.9
Net amortization of unrecognized amounts
Prior service cost	—	—	—	(0.1)
Actuarial loss	—	—	0.1	0.1
Net periodic benefit cost	$0.7	$0.7	$2.3	$2.1

12.     Share-based Compensation

The Company has a long-term equity incentive plan, which allows for grants of restricted stock, performance awards, stock appreciation rights, and stock options to directors, officers, and employees, as well as others who engage in services for PCA. The Company has not granted option awards since 2007. The plan, as amended, terminates May 1, 2023, and authorizes 10.6 million shares of common stock for grant over the life of the plan. As of September 30, 2015, 1.5 million shares were available for future issuance under the plan. Forfeitures are added back to the pool of shares of common stock available to be granted at a future date.

The following table presents restricted stock and performance unit award activity for the nine months ended September 30, 2015:

	Restricted Stock		Performance Units
	Shares	Weighted Average Grant- Date Fair Value	Shares	Weighted Average Grant- Date Fair Value
Outstanding at January 1, 2015	1,184,299	$41.71	127,489	$58.25
Granted	218,957	65.16	53,102	65.03
Vested	(349,903)	29.41	—	—
Forfeitures	(5,397)	66.32	—	—
Outstanding at September 30, 2015	1,047,956	$49.97	180,591	$60.24

Compensation Expense

Our share-based compensation expense is recorded in "Selling, general, and administrative expenses". Compensation expense for share-based awards recognized in the Consolidated Statements of Income, net of forfeitures, was as follows (dollars in millions):

	Three Months Ended September 30		Nine Months Ended September 30
	2015	2014	2015	2014
Restricted stock	$3.7	$3.5	$11.7	$10.5
Performance units	0.9	0.6	2.0	1.1
Total share-based compensation expense	4.6	4.1	13.7	11.6
Income tax benefit	(1.8)	(1.6)	(5.3)	(4.5)
Share-based compensation expense, net of tax benefit	$2.8	$2.5	$8.4	$7.1

The fair value of restricted stock and performance units is determined based on the closing price of the Company’s common stock on the grant date. As PCA’s Board of Directors has the ability to accelerate vesting of share-based awards upon an employee’s retirement, the Company accelerates the recognition of compensation expense for certain employees approaching normal retirement age.

The unrecognized compensation expense for all share-based awards at September 30, 2015, was as follows (dollars in millions):

	September 30, 2015
	Unrecognized Compensation Expense	Remaining Weighted Average Recognition Period (in years)
Restricted stock	$30.2	2.9
Performance units	7.1	3.0
Total unrecognized share-based compensation expense	$37.3	2.9

13.     Stockholders' Equity

Dividends

During the nine months ended September 30, 2015, we paid $147.3 million of dividends to shareholders. On February 26, 2015, PCA announced an increase of its quarterly cash dividend on its common stock from an annual payout of $1.60 per share to an annual payout of $2.20 per share. On August 27, 2015, PCA's Board of Directors declared a regular quarterly cash dividend of $0.55 per share, which was paid on October 15, 2015, to shareholders of record as of September 15, 2015. The October 2015 dividend payment was $53.6 million.

Repurchases of Common Stock

During the nine months ended September 30, 2015, we paid $98.1 million to repurchase 1,412,394 shares of common stock. On July 21, 2015, PCA announced that its Board of Directors authorized the repurchase of an additional $150 million of the company’s outstanding common stock. Together with remaining authority under previously announced programs, at the time of the announcement, the company was authorized to repurchase approximately $205 million of additional shares. Repurchases may be made from time to time in open market or privately negotiated transactions in accordance with applicable securities regulations. The timing and amount of repurchases will be determined by the company in its discretion based on factors such as PCA’s stock price and market and business conditions.

Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) (AOCI) by component were as follows. Amounts in parentheses indicate losses (dollars in millions):

	Foreign Currency Translation Adjustments	Unrealized Loss On Treasury Locks, Net		Unrealized Loss on Foreign Exchange Contracts	Unfunded Employee Benefit Obligations		Total
Balance at January 1, 2015	$(2.7)	$(24.7)		$(0.4)	$(126.1)		$(153.9)
Other comprehensive income (loss) before reclassifications, net of tax	(1.4)	—		—	—		(1.4)
Amounts reclassified from AOCI, net of tax	4.2	2.6	(a)	—	6.5	(b)	13.3
Net current-period other comprehensive income (loss)	2.8	2.6		—	6.5		11.9
Balance at September 30, 2015	$0.1	$(22.1)		$(0.4)	$(119.6)		$(142.0)

Reclassifications out of AOCI were as follows, amounts in parentheses indicate expenses in the Consolidated Statements of Income (dollars in millions):

	Amounts Reclassified from AOCI
	Three Months Ended September 30		Nine Months Ended September 30		Affected Line Item in the Statement Where Net Income is Presented
Details about AOCI Components	2015	2014	2015	2014
Foreign currency translation adjustments	$—	$—	$(4.2)	$—	Other expense, net
	—	—	—	—	Tax benefit
	$—	$—	$(4.2)	$—	Net of tax

Unrealized loss on treasury locks, net	$(1.4)	$(1.4)	$(4.2)	$(4.2)	See (a) below
	0.5	0.5	1.6	1.6	Tax benefit
	$(0.9)	$(0.9)	$(2.6)	$(2.6)	Net of tax

Unfunded employee benefit obligations
Amortization of prior service costs	$(1.4)	$(1.6)	$(4.2)	$(4.8)	See (b) below
Amortization of actuarial losses	(2.1)	(0.2)	(6.5)	(0.5)	See (b) below
	(3.5)	(1.8)	(10.7)	(5.3)	Total before tax
	1.4	0.7	4.2	2.2	Tax benefit
	$(2.1)	$(1.1)	$(6.5)	$(3.1)	Net of tax
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

14.     Concentrations of Risk

Our Paper segment has had a long-standing commercial and contractual relationship with OfficeMax Incorporated (OfficeMax), and OfficeMax is our largest customer in the paper business. OfficeMax was acquired by Office Depot, Inc. late in 2013. Office Depot agreed to be acquired by Staples, Inc. on February 4, 2015. The pending acquisition by Staples is subject to the satisfaction of certain conditions. This relationship exposes us to a significant concentration of business and financial risk. Our sales to Office Depot (including OfficeMax) represent approximately 9% of our total company sales revenue and approximately 45% of our Paper segment sales revenue. At September 30, 2015, and December 31, 2014, we had $44.2 million and $52.6 million of accounts receivable due from Office Depot (including OfficeMax), which represented 6% and 8% of our total company accounts receivable, respectively.

We cannot predict how the pending merger between Staples and Office Depot will affect our business. Significant increases in paper purchases would intensify the concentration of risk. Significant reductions in paper purchases would cause our paper business to attempt to expand its customer base and could potentially decrease its profitability if new customer sales required either a decrease in pricing and/or an increase in cost of sales. Any significant deterioration in the financial condition of the post-merger entity affecting its ability to pay or causing a significant change in the willingness to continue to purchase our products could harm our business and results of operations.

15.     Transactions With Related Parties

Louisiana Timber Procurement Company, L.L.C. (LTP) is a variable-interest entity that is 50% owned by PCA and 50% owned by Boise Cascade Company (Boise Cascade). LTP procures sawtimber, pulpwood, residual chips, and other residual wood fiber to meet the wood and fiber requirements of PCA and Boise Cascade in Louisiana. PCA is the primary beneficiary of LTP, and has the power to direct the activities that most significantly affect the economic performance of LTP. Therefore, we consolidate 100% of LTP in our financial statements in our Corporate and Other segment. The carrying amounts of LTP's assets and liabilities (which relate primarily to noninventory working capital items) on our Consolidated Balance Sheets were both $7.6 million at September 30, 2015, and $5.2 million at December 31, 2014. During the three months ended September 30, 2015 and 2014, we recorded $25.2 million and $21.9 million, respectively, and during the nine months ended September 30, 2015 and 2014, we recorded $70.3 million and $56.9 million, respectively, of LTP sales to Boise Cascade in "Net Sales" in the Consolidated Statements of Income and approximately the same amount of expenses in "Cost of Sales". The sales were at prices designed to approximate market prices.

During the three months ended September 30, 2015 and 2014, fiber purchases from related parties were $5.0 million and $7.0 million, respectively. Fiber purchases were $16.3 million and $21.3 million, respectively, during the nine months ended September 30, 2015 and 2014. Most of these purchases related to chip and log purchases by LTP from Boise Cascade's wood products business. These purchases are recorded in "Cost of Sales" in the Consolidated Statements of Income.

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

Selected financial information by reportable segment was as follows (dollars in millions):

	Sales, net			Operating Income (Loss)
Three Months Ended September 30, 2015	Trade	Inter- segment	Total
Packaging	$1,144.0	$0.4	$1,144.4	$198.2	(a)
Paper	291.9	—	291.9	39.5
Corporate and Other	34.9	36.3	71.2	(18.3)	(b)(c)
Intersegment eliminations	—	(36.7)	(36.7)	—
	$1,470.8	$—	$1,470.8	219.4
Interest expense, net				(21.7)
Income before taxes				$197.7

	Sales, net			Operating Income (Loss)
Three Months Ended September 30, 2014	Trade	Inter- segment	Total
Packaging	$1,174.2	$1.5	$1,175.7	$164.7	(a)
Paper	312.5	—	312.5	43.0
Corporate and Other	32.2	37.0	69.2	(19.3)	(c)
Intersegment eliminations	—	(38.5)	(38.5)	—
	$1,518.9	$—	$1,518.9	188.4
Interest expense, net				(23.1)
Income before taxes				$165.3

	Sales, net			Operating Income (Loss)
Nine Months Ended September 30, 2015	Trade	Inter- segment	Total
Packaging	$3,382.8	$3.1	$3,385.9	$533.9	(a)
Paper	870.3	—	870.3	98.6
Corporate and Other	97.7	101.0	198.7	(58.4)	(b)(c)
Intersegment eliminations	—	(104.0)	(104.0)	—
	$4,350.8	$—	$4,350.8	574.1
Interest expense, net				(63.2)
Income before taxes				$510.9

	Sales, net			Operating Income (Loss)
Nine Months Ended September 30, 2014	Trade	Inter- segment	Total
Packaging	$3,413.8	$4.5	$3,418.3	$501.8	(a)
Paper	917.0	—	917.0	104.3
Corporate and Other	87.9	112.8	200.7	(76.6)	(c)
Intersegment eliminations	—	(117.3)	(117.3)	—
	$4,418.7	$—	$4,418.7	529.5
Interest expense, net				(65.3)
Income before taxes				$464.2
___________

(a)
The three months ended September 30, 2015 and 2014, include income of $3.8 million and net charges of $26.0 million, respectively, related to restructuring activities at our mill in DeRidder, Louisiana. The income during the three months ended September 30, 2015, related to services and equipment received for vendor settlements. The nine months ended September 30, 2015 and 2014, include net charges of $5.4 million and $47.8 million, respectively. Restructuring activities at DeRidder include costs related to the conversion of the No. 3 newsprint machine to containerboard, our exit from the newsprint business, and other improvements. The restructuring charges in 2014 primarily related to accelerated depreciation and were mostly recorded in "Cost of sales".

The three months ended September 30, 2014, includes $1.0 million of Boise acquisition integration-related and other costs, and the nine months ended September 30, 2015 and 2014, includes $2.7 million and $5.4 million, respectively. These costs primarily relate to professional fees, severance, retention, relocation, travel, and other integration-related costs, and are mostly recorded in "Other income (expense), net".

(b)
In September 2015, we sold the remaining land, buildings, and equipment at our paper mill site in St. Helens, Oregon, where we ceased paper production in December 2012. We recorded a $6.7 million gain on the sale, in "Other income (expense), net".

(c)
The three months ended September 30, 2015 and 2014, includes $2.4 million and $2.0 million, respectively, of Boise acquisition integration-related and other costs, mostly recorded in "Other income (expense), net" and the nine months ended September 30, 2015 and 2014, include $6.9 million, and $7.0 million, respectively.

The nine months ended September 30, 2014, includes $17.6 million of costs for the settlement of the Kleen Products LLC v Packaging Corp. of America et al class action lawsuit. These costs are recorded in "Other income (expense), net".

17.     New and Recently Adopted Accounting Standards

In September 2015, the FASB issued ASU 2015-16, Simplifying the Accounting for Measurement-Period Adjustments. Under the new guidance, an acquirer must recognize measurement-period adjustments as if they were known at the acquisition date, but they are recognized in the reporting period in which they are determined. Unlike current guidance, prior-period information is not revised. Additional disclosures are required about the impact on current-period income statement line items of adjustments that would have been recognized in prior periods if prior period information had been revised. This standard is effective January 1, 2016, and we do not expect it to have a material effect on our financial position or results of operations.

In July 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2015-11: Simplifying the Measurement of Inventory. This ASU only addresses the measurement of inventory if its value declines or is impaired. The guidance on determining the cost of inventory is not amended. We continue to apply average cost to determine the cost of inventory and will then compare that to the net realizable value to determine if an inventory write-down is necessary. The ASU is effective January 1, 2017, and we we do not expect it to have a material effect on our financial position or results of operations.

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

In May 2014, the FASB issued ASU 2014-09 (Topic 606): Revenue from Contracts with Customers. This ASU amends the guidance for revenue recognition to replace numerous, industry-specific requirements and converges areas under this topic with those of the International Financial Reporting Standards. The ASU implements a five-step process for customer contract revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards. The amendment also requires enhanced disclosures regarding the nature, amount, timing, and uncertainty of revenues and cash flows from contracts with customers. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. In August 2015, the FASB issued ASU 2015-14: Revenue From Contracts with Customers (Topic 606): Deferral of the Effective Date. This ASU defers the effective date of the revenue standard, ASU 2014-09, by one year so that it is now effective for reporting periods beginning after December 15, 2017. We are still assessing the impact of ASU 2014-09, but we do not believe it will have a material effect on our financial position or results of operations.

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

Guarantees and Indemnifications

We provide guarantees, indemnifications, and other assurances to third parties in the normal course of our business. These include tort indemnifications, product guarantees, environmental assurances, and representations and warranties in commercial agreements. At September 30, 2015, we are not aware of any material liabilities arising from any guarantee, indemnification, or financial assurance we have provided. If we determined such a liability was probable and subject to reasonable determination, we would accrue for it at that time.

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

This Item 2 is intended to supplement, and should be read in conjunction with, "Management’s Discussion and Analysis of Financial Condition and Results of Operations" included in our 2014 Annual Report on Form 10-K.

Executive Summary

We reported $127.8 million of net income, or $1.31 per diluted share during third quarter 2015, compared with $104.4 million, or $1.06 per diluted share during the same period in 2014. Excluding the special items discussed below, we recorded $122.8 million of net income, or $1.26 per diluted share during third quarter 2015, compared with $123.9 million, or $1.26 per diluted share in 2014. The flat year-over-year earnings, excluding special items, related to improved volumes in the packaging segment after completing the restructure of our DeRidder, Louisiana mill in first quarter 2015, stable corrugated products pricing, lower costs for chemicals, energy, and repairs, and a lower tax rate. These items were offset by lower paper segment prices and changes in mix, lower export containerboard prices, and higher fiber costs.

During the first nine months of 2015 we reported $332.6 million, or $3.39 per diluted share, compared with $294.1 million of net income, or $2.99 per diluted share in the first nine months of 2014. Excluding special items, we recorded $338.1 million of net income, or $3.45 per diluted share during the first nine months of 2015, compared with $344.2 million, or $3.50 per diluted share in the first nine months of 2014. Excluding special items, lower earnings were primarily attributable to lower white paper prices and mix and lower export containerboard prices, which were only partially offset by improved sales volumes and lower energy, chemical, and repair costs which are discussed further in “Operating Results” in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

In third quarter, we successfully completed an outage on the No. 3 paper machine at our DeRidder mill to install six additional dryers. The machine is now capable of achieving full design capacity of 1,000 tons of production per day, which puts us in position to further optimize our containerboard platform and improve our manufacturing and freight costs. It also allows us to respond quickly and efficiently to future growth in our Packaging segment and service our customers’ needs in a timely manner.

In our Paper segment, we installed and started up a 53 megawatt turbine generator to replace four older units at our International Falls, Minnesota mill. With the new turbine generator, the mill is now capable of producing 70% of its electrical power requirements compared to 38% previously.

Special Items and Earnings per Diluted Share, Excluding Special Items

The three months ended September 30, 2015, included $8.1 million of pre-tax income ($9.9 million non-cash income and $1.8 million cash expense) for special items, compared with $30.5 million of pre-tax expense ($21.6 million non-cash and $8.9 million cash) for special items during the same period in 2014. The three months ended September 30, 2015, included a $6.7 million gain on the sale of our St. Helens paper mill site, $3.8 million of income for services and equipment received for vendor settlements at our DeRidder mill, and $2.4 of Boise acquisition integration-related and other costs. The three months ended September 30, 2014, included $26.0 million of expenses related to the DeRidder mill restructuring and $4.5 million of Boise acquisition integration-related, debt-refinancing, and other costs.

The nine months ended September 30, 2015 and 2014, included $8.3 million ($0.1 million non-cash income and $8.4 million cash expense) and $78.9 million ($43.6 million non-cash and $35.3 million cash) of pre-tax expense for special items, respectively. The nine months ended September 30, 2015, included $9.6 million of Boise acquisition integration-related and other costs, $5.4 million of net charges related to the DeRidder mill restructuring, and a $6.7 million gain on the sale of our St. Helens paper mill site. The nine months ended September 30, 2014, included $47.8 million of expenses related to the DeRidder mill restructuring, $17.6 million of expenses related to the settlement of a class action lawsuit, and $13.5 million of integration-related and other costs.

Earnings per diluted share, excluding special items, during the three and nine months ended September 30, 2015 and 2014, were as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2015	2014	2015	2014
Earnings per diluted share, as reported	$1.31	$1.06	$3.39	$2.99
Special items (a):
DeRidder restructuring	(0.02)	0.17	0.04	0.31
Integration-related and other costs	0.02	0.03	0.06	0.09
Sale of St. Helens paper mill site	(0.05)	—	(0.04)	—
Class action lawsuit settlement	—	—	—	0.11
Total special items	(0.05)	0.20	0.06	0.51
Earnings per diluted share, excluding special items	$1.26	$1.26	$3.45	$3.50
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

Industry and Business Conditions

Trade publications reported that industry-wide corrugated products shipments increased 0.9% during third quarter 2015, compared with the same quarter in 2014, with the same number of workdays in both periods. Reported industry containerboard production was 1.5% higher than third quarter 2014, and reported containerboard export shipments were down 0.5%. Reported industry containerboard inventory at the end of third quarter 2015 was up 326,000 tons, compared with December 31, 2014 levels.

The market for communication papers competes heavily with electronic data transmission and document storage alternatives. Increasing shifts to these alternatives have reduced usage of traditional print media and communication papers. Trade publications reported that uncoated freesheet paper shipments were down 0.4% in third quarter 2015, compared with the same quarter in 2014.  Trade publication average prices for our most common office papers decreased $35/ton, or 3.4%, in third quarter 2015, compared with third quarter 2014.  Reported industry uncoated freesheet inventory at the end of third quarter 2015 was up 70,000 tons, compared with December 31, 2014 levels.

Outlook

Looking ahead to the fourth quarter of 2015, we expect seasonally lower volumes for containerboard and corrugated products as well as a seasonally less rich mix in corrugated products, compared to the third quarter. In addition, we expect seasonally lower volumes and a less rich mix in white papers. With colder weather, wood and fuel costs are also expected to be seasonally higher. Maintenance outage costs are expected to be higher in the fourth quarter due to the planned 24-day outage at our Jackson, Alabama white papers mill for a major rebuild of the recovery boiler which will reduce production and increase costs. Considering these items, we expect fourth quarter earnings, excluding special items, to be lower than our third quarter earnings.

Results of Operations

Three Months Ended September 30, 2015, compared with Three Months Ended September 30, 2014

The historical results of operations of PCA for the three months ended September 30, 2015 and 2014, are set forth below (dollars in millions):

	Three Months Ended September 30
	2015	2014	Change
Packaging	$1,144.4	$1,175.7	$(31.3)
Paper	291.9	312.5	(20.6)
Corporate and Other	34.5	30.7	3.8
Net sales	$1,470.8	$1,518.9	$(48.1)

Packaging	$198.2	$164.7	$33.5
Paper	39.5	43.0	(3.5)
Corporate and Other	(18.3)	(19.3)	1.0
Income from operations	$219.4	$188.4	$31.0
Interest expense, net	(21.7)	(23.1)	1.4
Income before taxes	197.7	165.3	32.4
Income tax provision	(69.9)	(60.9)	(9.0)
Net income	$127.8	$104.4	$23.4
Non-GAAP Measures
Net income excluding special items (a)	$122.8	$123.9	$(1.1)
EBITDA (a)	307.1	292.2	14.9
EBITDA excluding special items (a)	299.0	303.0	(4.0)
Packaging EBITDA (a)	271.7	253.5	18.2
Packaging EBITDA excluding special items (a)	267.9	262.3	5.6
Paper EBITDA (a)	52.8	55.9	(3.1)
Paper EBITDA excluding special items (a)	46.1	55.9	(9.8)
____________

(a)	See "Reconciliations of Non-GAAP Financial Measures to Reported Amounts" included in this Item 2 for a reconciliation of non-GAAP measures to the most comparable GAAP measure.

Net Sales

Net sales decreased $48.1 million, or 3%, to $1,470.8 million during the three months ended September 30, 2015, compared with $1,518.9 million during the same period in 2014.

Packaging. Sales decreased $31.3 million, to $1,144.4 million, compared with $1,175.7 million in third quarter 2014. Sales decreased $35.6 million due to the exit from our newsprint business in third quarter 2014 and the April 1, 2015, sale of our Hexacomb operations in Mexico and Europe. This decrease was partially offset by increased sales volumes in our remaining corrugated products business and external containerboard sales. In third quarter 2015, our containerboard production was 933,000 tons, up 75,000 tons compared with the third quarter 2014 including 70,000 tons from the converted No. 3 machine at our DeRidder, Louisiana, mill. With the No. 3 machine production at DeRidder, our outside purchases of containerboard decreased by 45,000 tons in third quarter 2015, compared with the same period in 2014. Our domestic containerboard pricing in third quarter 2015 was comparable with the same quarter last year, while our export containerboard pricing decreased.

Paper. Sales during the three months ended September 30, 2015, decreased $20.6 million, or 7%, to $291.9 million, compared with $312.5 million in third quarter 2014. Sales decreased due to lower sales prices and changes in mix. Office paper shipments make up approximately 70% of our total paper segment shipments. The industry price index for our most common office papers decreased $35 per ton in third quarter 2015, compared with the same quarter in 2014. Our office paper shipments decreased 2,000 tons, printing and converting shipments increased 3,000 tons, and pressure sensitive paper shipments decreased 4,000 tons in third quarter 2015, compared with third quarter 2014.

Gross Profit

Gross profit increased $8.0 million, or 2%, during the three months ended September 30, 2015, compared with the same period in 2014. There were no special items that affected gross profit in the third quarter 2015; however, in third quarter 2014, gross profit included $21.7 million of special items, most of which related to incremental depreciation expense related to changing the estimated useful lives of assets in connection with our DeRidder mill restructuring. Gross profit excluding special items decreased $13.7 million in third quarter 2015, compared with the same quarter in 2014. The decrease was primarily due to lower white paper prices and mix, lower export containerboard prices, and higher fiber costs, partially offset by higher packaging sales volume and lower energy, chemical, and repair costs.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses decreased $6.9 million, or 6%, during the three months ended September 30, 2015, compared with the same period in 2014. The decrease was due primarily to lower administrative employee costs from headcount reductions related to the Boise integration.

Other Income (Expense), Net

Other income (expense), net, during the three months ended September 30, 2015, was income of $3.8 million, compared with expense of $12.3 million during the three months ended September 30, 2014. Third quarter 2015 included a $6.7 million gain on the sale of our St. Helens paper mill site, $3.8 million of income for services and equipment received for vendor settlements related to the DeRidder mill restructuring, offset partially by $5.0 million loss on disposals of assets and $2.4 million of integration related and other costs. Third quarter 2014 included $4.3 million of DeRidder restructuring charges, $3.0 million of integration-related and other costs, and $2.9 million loss on disposals of assets. We discuss these items in more detail in Note 4, Other Income (Expense), Net of the Condensed Notes to Unaudited Quarterly Consolidated Financial Statements in "Part I, Item1. Financial Statements" of this Form 10-Q.

Income from Operations

Income from operations increased $31.0 million, or 16%, during the three months ended September 30, 2015, compared with the same period in 2014. Third quarter 2015 included $8.1 million of income from special items, compared with $29.0 million of expense from special items in third quarter 2014. The three months ended September 30, 2015, included a $6.7 million gain on the sale of our St. Helens paper mill site, $3.8 million of income for services and equipment received for vendor settlements at our DeRidder mill, and $2.4 million of Boise acquisition integration-related and other costs. The three months ended September 30, 2014, included $26.0 million of expenses related to the DeRidder mill restructuring and $3.0 million of Boise acquisition integration-related and other costs. Excluding special items, income from operations decreased $6.1 million during the three months ended September 30, 2015, compared with the same period in 2014. The decrease was primarily due to lower white paper prices and mix, lower export containerboard prices, and higher fiber costs, partially offset by higher packaging sales volume and lower energy, chemical, repair, and administrative employee costs.

Packaging. Segment income from operations increased $33.5 million, or 20%, to $198.2 million, compared with $164.7 million during the three months ended September 30, 2014. Excluding special items, which included $3.8 million of income for services and equipment received for vendor settlements at our DeRidder mill in third quarter 2015 and $26.0 million of DeRidder restructuring charges and $1.0 million of integration-related and other costs in third quarter 2014, segment income increased $2.7 million. The increase in third quarter 2015 related primarily to higher sales volume ($10.0 million) and lower energy costs ($4.0 million), offset partially by lower export containerboard prices ($3.8 million), higher depreciation ($2.4 million), freight ($2.3 million), wood ($1.4 million), and labor and benefit ($0.9 million) costs.

Paper. Segment income from operations decreased $3.5 million, or 8%, to $39.5 million, compared with $43.0 million during the three months ended September 30, 2014. Excluding the $6.7 million gain on the sale of the St. Helens paper mill site, segment income from operations decreased $10.2 million. The decrease in Paper segment income from operations is due primarily to lower white paper prices and changes in mix ($19.6 million) partially offset by lower chemical ($3.2 million), repair and maintenance ($2.7 million), freight ($1.7 million), and labor and benefit ($1.4 million) costs.

Interest Expense, Net, and Income Taxes

Interest expense, net, was $21.7 million during the three months ended September 30, 2015, compared with $23.1 million during the three months ended September 30, 2014. Third quarter 2014 included the write-off of $1.5 million of deferred financing costs related to the debt refinancing completed in September 2014.

During the three months ended September 30, 2015, we recorded $69.9 million of income tax expense, compared with $60.9 million of expense during the three months ended September 30, 2014. The effective tax rate for the three months ended September 30, 2015 and 2014, was 35.4% and 36.8%, respectively. The decrease in our effective tax rate in third quarter 2015 was primarily due to an increased domestic manufacturing deduction resulting from less tax net operating losses remaining from the acquisition of Boise Inc.

Nine Months Ended September 30, 2015, compared with Nine Months Ended September 30, 2014

The historical results of operations of PCA for the nine months ended September 30, 2015 and 2014, are set forth below (dollars in millions):

	Nine Months Ended September 30
	2015	2014	Change
Packaging	$3,385.9	$3,418.3	$(32.4)
Paper	870.3	917.0	(46.7)
Corporate and other and eliminations	94.6	83.4	11.2
Net sales	$4,350.8	$4,418.7	$(67.9)

Packaging	$533.9	$501.8	$32.1
Paper	98.6	104.3	(5.7)
Corporate and other and eliminations	(58.4)	(76.6)	18.2
Income from operations	$574.1	$529.5	$44.6
Interest expense, net	(63.2)	(65.3)	2.1
Income before taxes	510.9	464.2	46.7
Income tax provision	(178.3)	(170.1)	(8.2)
Net income	$332.6	$294.1	$38.5
Non-GAAP Measures
Net income excluding special items (a)	$338.1	$344.2	$(6.1)
EBITDA (a)	842.0	818.3	23.7
EBITDA excluding special items (a)	841.3	860.3	(19.0)
Packaging EBITDA (a)	758.1	747.5	10.6
Packaging EBITDA excluding special items (a)	757.2	765.3	(8.1)
Paper EBITDA (a)	139.2	141.5	(2.3)
Paper EBITDA excluding special items (a)	132.5	141.1	(8.6)
____________

(a)	See "Reconciliations of Non-GAAP Financial Measures to Reported Amounts" included in this Item 2 for a reconciliation of non-GAAP measures to the most comparable GAAP measure.

Net Sales

Net sales decreased $67.9 million, or 2%, to $4,350.8 million during the nine months ended September 30, 2015, compared with $4,418.7 million during the same period in 2014.

Packaging. Sales decreased $32.4 million to $3,385.9 million in the nine months ended September 30, 2015, compared with $3,418.3 million during the nine months ended September 30, 2014. Sales decreased $102.8 million due to the exit from our newsprint business in third quarter 2014 and the April 1, 2015, sale of our Hexacomb operations in Mexico and Europe. This decrease was partially offset by increased sales volumes in our remaining corrugated products business and external containerboard sales. In the first nine months of 2015, our containerboard production was 2,753,000 tons, up 228,000 tons compared with the first nine months of 2014 including 220,000 tons from the converted No. 3 machine at our DeRidder, Louisiana, mill. With the No. 3 machine production at DeRidder, our outside purchases of containerboard decreased by 141,000 tons in the first nine months of 2015, compared with the same period in 2014.

Paper. Sales during the nine months ended September 30, 2015, decreased $46.7 million, or 5%, to $870.3 million, compared with $917.0 million during the nine months ended September 30, 2014. Sales decreased due to lower sales prices and changes in mix. Office paper shipments make up approximately 70% of our total paper segment shipments. The industry price index for our most common office papers decreased $25 per ton in the first nine months 2015, compared with the same period in 2014. Our office paper shipments increased 1,000 tons, printing and converting shipments increased 15,000 tons, and pressure sensitive paper shipments decreased 23,000 tons in the first nine months of 2015, compared with the first nine months of 2014.

Gross Profit

Gross profit decreased $9.6 million, or 1%, during the nine months ended September 30, 2015, compared with the same period in 2014. In the first nine months of 2015 and 2014, gross profit included $9.0 million and $42.1 million of special items, respectively, most of which related to incremental depreciation expense related to changing the estimated useful lives of assets in connection with our DeRidder mill restructuring. Excluding special items, gross profit decreased $42.7 million in the first nine months of 2015, compared with the first nine months of 2014. The decrease was primarily due to lower white paper prices and changes in mix, higher labor and benefit costs, higher annual outage costs, lower export containerboard prices, and higher fiber costs, partially offset by higher packaging sales volume and lower energy, chemical, and repair costs.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses decreased $13.1 million, during the nine months ended September 30, 2015, compared with the same period in 2014. The decrease was due primarily to lower administrative employee costs from headcount reductions related to the Boise integration.

Other Income (Expense), Net

Other income (expense), net, during the nine months ended September 30, 2015, was expense of $2.9 million, compared with expense of $44.0 million during the nine months ended September 30, 2014. The first nine months of 2015 included $9.0 million of Boise integration-related and other costs and $9.7 million of asset disposal expense, partially offset by a $6.7 million gain on the sale of our St. Helens paper mill site, $3.6 million of income related to the DeRidder restructuring, and $3.6 million of income from a refundable state tax credit received related to our investments and the jobs retained at our DeRidder mill, among other miscellaneous income and expense items. The first nine months of 2014 included $17.6 million of costs in the Corporate and Other segment for the settlement of the Kleen Products LLC v Packaging Corp. of America et al class action lawsuit, $12.0 million of Boise integration-related and other costs, $6.9 million of asset disposal expense, and $5.7 million of DeRidder restructuring charges. We discuss these items in more detail in Note 4, Other Income (Expense), Net of the Condensed Notes to Unaudited Quarterly Consolidated Financial Statements in "Part I, Item1. Financial Statements" of this Form 10-Q.

Income from Operations

Income from operations increased $44.6 million, or 8%, during the nine months ended September 30, 2015, compared with the same period in 2014. The first nine months of 2015 included $8.3 million of net expense from special items, compared with $77.4 million of net expense from special items in the first nine months 2014. Special items in the first nine months of 2015 included $9.6 million of Boise integration-related and other costs and $5.4 million of charges related to restructuring the DeRidder mill, partially offset by a $6.7 million gain on the sale of our St. Helens paper mill site. The first nine months of 2014 special items included $47.8 million related to the DeRidder restructuring, $17.6 million of costs for the settlement of a class action lawsuit, and $12.0 million of Boise integration-related and other costs. Excluding special items, income from operations decreased $24.5 million during the first nine months of 2015, compared with the same period in 2014. The decrease in income from operations, excluding special items, was driven primarily by lower gross profit as described above, partially offset by a decrease in employee administrative costs and a $3.6 million state tax credit related to investments and jobs retained at our DeRidder mill.

Packaging. Segment income from operations increased $32.1 million, or 6%, to $533.9 million, compared with $501.8 million during the nine months ended September 30, 2014. Excluding special items, which included $5.4 million of DeRidder restructuring charges and $2.7 million of Boise integration-related and other costs in the first nine months of 2015 and $47.8 million of DeRidder restructuring charges and $5.4 million of Boise integration-related and other costs in the first nine months of 2014, segment income decreased $13.0 million. The decrease in the first nine months of 2015 related primarily to higher labor and benefit costs ($20.9 million), higher annual outage costs due mostly to the first quarter extended annual outage at our DeRidder mill ($13.3 million), lower export containerboard prices ($10.2 million), increased freight ($8.7 million), wood ($6.8 million), and depreciation ($5.7 million) costs, partially offset by higher volumes ($33.3 million) and lower energy costs ($18.0 million).

Paper. Segment income from operations decreased $5.7 million, or 5%, to $98.6 million, compared with $104.3 million during the nine months ended September 30, 2014. Excluding the $6.7 million gain on the sale of the St. Helens paper mill site in the first nine months of 2015 and $0.4 million of Boise integration-related and other income in the first nine months of 2014, segment income from operations decreased $12.0 million. The decrease in Paper segment income from operations is due primarily to lower white paper prices and mix ($42.9 million), partially offset by lower chemical ($9.6 million), freight ($8.5 million), energy ($6.9 million), and pulp ($2.2 million) costs, and other costs which were individually insignificant.

Interest Expense, Net, and Income Taxes

Interest expense, net, was $63.2 million during the nine months ended September 30, 2015, compared with $65.3 million during the nine months ended September 30, 2014. The nine months ended September 30, 2014, included the write-off of $1.5 million of deferred financing costs related to the debt refinancing completed in September 2014.

During the nine months ended September 30, 2015, we recorded $178.3 million of income tax expense, compared with $170.1 million of expense during the nine months ended September 30, 2014. The effective tax rate for the nine months ended September 30, 2015 and 2014, was 34.9% and 36.6%, respectively. The decrease in our effective tax rate in the first nine months of 2015 was primarily due to an increased domestic manufacturing deduction resulting from less tax net operating losses remaining from the acquisition of Boise Inc.

Liquidity and Capital Resources

Sources and Uses of Cash

Our primary sources of liquidity are net cash provided by operating activities and available borrowing capacity under our revolving credit facility. At September 30, 2015, we had $186.9 million of cash and $326.5 million of unused borrowing capacity under the revolving credit facility, net of letters of credit. Currently, our primary uses of cash are for operations, capital expenditures, debt service (including voluntary payments of debt), repurchases of common stock, and declared common stock dividends. We believe that net cash generated from operating activities, cash on hand, available borrowings under our revolving credit facility, and available capital through access to capital markets will be adequate to meet our liquidity and capital requirements, including payments of any declared common stock dividends, for the foreseeable future. As our debt or credit facilities become due, we will need to repay, extend, or replace such facilities. Our ability to do so will be subject to future economic conditions and financial, business, and other factors, many of which are beyond our control.

Below is a summary table of our cash flows, followed by a discussion of our sources and uses of cash through operating activities, investing activities, and financing activities (dollars in millions):

	Nine Months Ended September 30
	2015	2014	Change
Net cash provided by (used for):
Operating activities	$542.0	$556.7	$(14.7)
Investing activities	(202.8)	(283.6)	80.8
Financing activities	(277.2)	(309.8)	32.6
Net increase (decrease) in cash and cash equivalents	$62.0	$(36.7)	$98.7

Operating Activities

During the nine months ended September 30, 2015, net cash provided by operating activities was $542.0 million, compared with $556.7 million in the same period in 2014, a decrease of $14.7 million. The decrease was primarily due to the following: (a) higher taxes payable and required cash tax payments resulting from less net operating loss utilization, (b) a smaller increase in accrued liabilities due primarily to lower compensation and benefits accruals, and (c) a larger increase in inventories primarily in our Paper segment in anticipation of our fourth quarter extended recovery boiler outage scheduled at our Jackson, Alabama mill. These decreases were offset partially by (a) increased income from operations and (b) a smaller increase in accounts receivable related to differences in the timing of collection of receivables. Cash requirements for operating activities are subject to PCA’s operating needs and the timing of collection of receivables and payments of payables and expenses.

Investing Activities

Net cash used for investing activities during the nine months ended September 30, 2015, decreased $80.8 million, to $202.8 million, compared with $283.6 million during the same period in 2014. We spent $217.9 million for capital investments during the nine months ended September 30, 2015, compared with $254.9 million during the same period in 2014. We received $23.0 million of cash proceeds for the sale of our Hexacomb corrugated manufacturing operations in Mexico and Europe during the first nine months of 2015. In the first nine months of 2014, we paid $20.3 million to acquire the assets of Crockett Packaging, a corrugated products manufacturer.

We expect capital investments to be between $300 million and $315 million in 2015, including capital required to continue to achieve planned Boise acquisition synergies, Boiler MACT spending, and DeRidder restructuring investments. These expenditures could increase or decrease as a result of a number of factors, including our financial results, future economic conditions, and our regulatory compliance requirements. We currently estimate capital expenditures to comply with Boiler MACT regulations in 2015 of approximately $13 million and we expect other environmental capital expenditures of about $5 million in 2015. Our estimated environmental expenditures could vary significantly depending upon the enactment of new environmental laws and regulations, including those related to greenhouse gas emissions and industrial boilers. For additional information, see "Environmental Matters" in "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of our 2014 Annual Report on Form 10-K.

Financing Activities

During the nine months ended September 30, 2015, we used $277.2 million for financing activities, compared with $309.8 million during the same period in 2014. The decrease in cash used for financing activities primarily relates to a decrease in debt principal payments, partially offset by higher dividends payments and share repurchases. In the first nine months of 2015, we made $30.7 million of principal payments on long-term debt and capital leases, compared with $191.7 million of payments, net of proceeds received, during the first nine months of 2014. We paid $147.3 million of dividends during the first nine months of 2015, compared with the $118.0 million of dividends paid during the first nine months of 2014. On February 26, 2015, PCA's Board of Directors increased the regular quarterly cash dividend to $0.55 per share from the previous $0.40 per share dividend, beginning with the dividend paid on April 15, 2015. During the nine months ended September 30, 2015, we paid $98.1 million to repurchase 1,412,394 shares of common stock, and we withheld shares from vesting equity awards to cover employee tax liabilities of $7.4 million, compared with $12.1 million in first nine months of 2014. Proceeds from the exercise of stock options and tax benefits from share-based awards contributed $5.6 million in the first nine months of 2015, compared with $15.5 million in the same period in 2014.

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

Reconciliations of Non-GAAP Financial Measures to Reported Amounts

Income from operations excluding special items, net income excluding special items, EBITDA, and EBITDA excluding special items are non-GAAP financial measures. Management excludes special items and uses non-GAAP measures to focus on on-going operations and assess its operating performance and believes that it is useful to investors because it enables them to perform meaningful comparisons of past and present operating results. Additionally, EBITDA and EBITDA excluding special items measures are presented because they provide a means to evaluate the performance of our segments and our company on an ongoing basis using the same measures that are used by our management and because these measures are frequently used by investors and other interested parties in the evaluation of companies and the performance of their segments. Any analysis of non-GAAP financial measures should be done in conjunction with results presented in accordance with GAAP. The non-GAAP measures are not intended to be substitutes for GAAP financial measures and should not be used as such. Reconciliations of the non-GAAP measures to the most comparable measure reported in accordance with GAAP for the three and nine months ended September 30, 2015 and 2014, follow (dollars in millions):

	Three Months Ended September 30
	2015		2014
	Income from Operations	Net Income	Income from Operations	Net Income
As reported in accordance with GAAP	$219.4	$127.8	$188.4	$104.4
Special items:
Integration-related and other costs (a)	2.4	1.7	3.0	2.9
DeRidder restructuring (b)	(3.8)	(2.3)	26.0	16.6
Sale of St. Helens paper mill site (c)	(6.7)	(4.4)	—	—
Total special items	(8.1)	(5.0)	29.0	19.5
Excluding special items	$211.3	$122.8	$217.4	$123.9

	Nine Months Ended September 30
	2015		2014
	Income from Operations	Net Income	Income from Operations	Net Income
As reported in accordance with GAAP	$574.1	$332.6	$529.5	$294.1
Special items:
Integration-related and other costs (a)	9.6	6.3	12.0	8.5
DeRidder restructuring (b)	5.4	3.6	47.8	30.4
Sale of St. Helens paper mill site (c)	(6.7)	(4.4)	—	—
Class action lawsuit settlement (d)	—	—	17.6	11.2
Total special items	8.3	5.5	77.4	50.1
Excluding special items	$582.4	$338.1	$606.9	$344.2
________

(a)
All periods presented include Boise acquisition integration-related and other costs, mostly recorded in "Other income (expense), net". These costs primarily relate to professional fees, severance, retention, relocation, travel, and other integration-related costs.

(b)
All periods presented include amounts from restructuring activities at our mill in DeRidder, Louisiana, including costs related to the conversion of the No. 3 newsprint machine to containerboard, our exit from the newsprint business, and other improvements. The restructuring charges primarily related to accelerated depreciation and were mostly recorded in "Cost of sales". We completed the restructuring activities in first quarter 2015, but we recorded $3.8 million of income for services and equipment received for vendor settlements during the three months ended September 30, 2015. These amounts were recorded in "Other income (expense), net".

(c)
In September 2015, we sold the remaining land, buildings, and equipment at our paper mill site in St. Helens, Oregon, where we ceased paper production in December 2012. We recorded a $6.7 million gain on the sale in "Other income (expense), net". In connection with the sale, we eliminated $11.2 million of asset retirement obligations that were assumed by the buyer.

(d)
The nine months ended September 30, 2014, includes $17.6 million of costs for the settlement of the Kleen Products LLC v Packaging Corp. of America et al class action lawsuit recorded in "Other income (expense), net".

The following table reconciles net income to EBITDA and EBITDA excluding special items for the periods indicated (dollars in millions):

	Three Months Ended September 30		Nine Months Ended September 30
	2015	2014	2015	2014
Net income	$127.8	$104.4	$332.6	$294.1
Interest expense, net	21.7	23.1	63.2	65.3
Income tax provision	69.9	60.9	178.3	170.1
Depreciation, amortization, and depletion	87.7	103.8	267.9	288.8
EBITDA	$307.1	$292.2	$842.0	$818.3
Special items:
Integration-related and other costs	$2.4	$3.0	$9.6	$12.0
DeRidder restructuring	(3.8)	7.8	(3.6)	12.4
Sale of St. Helens paper mill site	$(6.7)	$—	$(6.7)	$—
Class action lawsuit settlement	—	—	—	17.6
EBITDA excluding special items	$299.0	$303.0	$841.3	$860.3

The following table reconciles segment income (loss) to EBITDA and EBITDA excluding special items (dollars in millions):

	Three Months Ended September 30		Nine Months Ended September 30
	2015	2014	2015	2014
Packaging
Segment income	$198.2	$164.7	$533.9	$501.8
Depreciation, amortization, and depletion	73.5	88.8	224.2	245.7
EBITDA	271.7	253.5	758.1	747.5
DeRidder restructuring	(3.8)	7.8	(3.6)	12.4
Integration-related and other costs	—	1.0	2.7	5.4
EBITDA excluding special items	$267.9	$262.3	$757.2	$765.3

Paper
Segment income	$39.5	$43.0	$98.6	$104.3
Depreciation, amortization, and depletion	13.3	12.9	40.6	37.2
EBITDA	52.8	55.9	139.2	141.5
Integration-related and other costs	—	—	—	(0.4)
Sale of St. Helens paper mill site	(6.7)	—	(6.7)	—
EBITDA excluding special items	$46.1	$55.9	$132.5	$141.1

Corporate and Other
Segment loss	$(18.3)	$(19.3)	$(58.4)	$(76.6)
Depreciation, amortization, and depletion	0.9	2.1	3.1	5.9
EBITDA	(17.4)	(17.2)	(55.3)	(70.7)
Integration-related and other costs	2.4	2.0	6.9	7.0
Class action lawsuit settlement	—	—	—	17.6
EBITDA excluding special items	$(15.0)	$(15.2)	$(48.4)	$(46.1)

EBITDA	$307.1	$292.2	$842.0	$818.3

EBITDA excluding special items	$299.0	$303.0	$841.3	$860.3

Market Risk and Risk Management Policies

PCA is exposed to the impact of interest rate changes and changes in the market value of its financial instruments. We periodically enter into derivatives to minimize these risks, but not for trading purposes. At September 30, 2015, we had no derivative instruments outstanding. For a discussion of derivatives and hedging activities, see Note 13, Derivative Instruments and Hedging Activities, of the Notes to Consolidated Financial Statements in "Part II, Item 8. Financial Statements and Supplementary Data" of our 2014 Annual Report on Form 10-K.

The interest rates on approximately 70% of PCA’s debt are fixed. A one percent increase in interest rates related to variable-rate debt would have resulted in an increase in interest expense and a corresponding decrease in income before taxes of approximately $7 million annually.

Off-Balance-Sheet Activities

The Company does not have any off-balance sheet arrangements as of September 30, 2015.

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

PCA has included in its 2014 Annual Report on Form 10-K, a discussion of its critical accounting policies and estimates which require management's most difficult, subjective, or complex judgments used in the preparation of its consolidated financial statements. PCA has not had any changes to these critical accounting estimates during the first nine months of 2015.

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

Prior to filing this report, PCA completed an evaluation under the supervision and with the participation of PCA’s management, including PCA’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of PCA’s disclosure controls and procedures as of September 30, 2015. The evaluation of PCA’s disclosure controls and procedures included a review of the controls’ objectives and design, PCA’s implementation of the controls, and the effect of the controls on the information generated for use in this report. Based on this evaluation, PCA’s Chief Executive Officer and Chief Financial Officer concluded that PCA’s disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2015.

During the quarter ended September 30, 2015, there were no changes in internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, PCA’s internal control over financial reporting.

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

The following table presents information related to our repurchases of common stock made under our plan announced on December 14, 2011, and shares withheld to cover taxes on vesting of equity awards, during the three months ended September 30, 2015:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (a)		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in millions)
July 1-31, 2015	290,457		$70.06	290,141	$184.5
August 1-31, 2015	292,798		69.65	292,798	164.1
September 1-30, 2015	225,620	(a)	62.49	225,620	150.0
Total	808,875		$67.80	808,559	$150.0	(b)
 ____________

(a)	316 shares were withheld from employees to cover income and payroll taxes on equity awards that vested during the period.

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
10.1
Second Amendment to the Paper Purchase Agreement and Termination of Office Depot TVA, executed and delivered on August 19, 2015 and effective as of January 1, 2015 between Boise White Paper, L.L.C. and Office Depot Inc.*†

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
101
The following financial information from Packaging Corporation of America’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Income and Comprehensive Income for the three and nine months ended September 30, 2015 and 2014, (ii) Consolidated Balance Sheets at September 30, 2015 and December 31, 2014, (iii) Consolidated Statements of Cash Flows for the nine months ended September, 2015 and 2014, and (iv) the Condensed Notes to Unaudited Quarterly Consolidated Financial Statements. †

____________

*	Confidential treatment has been requested for portions of this exhibit, as indicated therein.

†	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Packaging Corporation of America

/s/ MARK W. KOWLZAN
Mark K. Kowlzan
Chief Executive Officer

/s/ ROBERT P. MUNDY
Robert P. Mundy
Senior Vice President and Chief Financial Officer
Date: November 6, 2015