Form 10-Q
period 2016-03-31
PACKAGING CORP OF AMERICA
filed 2016-05-06
CIK 75677

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________
FORM 10-Q
_______________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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

As of April 29, 2016 the Registrant had outstanding 94,111,081 shares of common stock, par value $0.01 per share.

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

Packaging Corporation of America
Consolidated Statements of Income and Comprehensive Income
(unaudited, dollars in millions, except per-share data)

	Three Months Ended March 31
	2016	2015
Statements of Income:
Net sales	$1,401.0	$1,425.7
Cost of sales	(1,102.4)	(1,148.7)
Gross profit	298.6	277.0
Selling, general, and administrative expenses	(113.9)	(117.3)
Other expense, net	(3.9)	(2.6)
Income from operations	180.8	157.1
Interest expense, net	(21.6)	(19.2)
Income before taxes	159.2	137.9
Income tax provision	(55.5)	(47.1)
Net income	$103.7	$90.8

Net income per common share:
Basic	$1.09	$0.92
Diluted	$1.09	$0.92
Dividends declared per common share	$0.55	$0.55

Statements of Comprehensive Income:
Net income	$103.7	$90.8
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	—	(1.4)
Reclassification adjustments to cash flow hedges included in net income, net of tax of $0.5 million and $0.6 million	0.9	0.8
Amortization of pension and postretirement plans actuarial loss and prior service cost, net of tax of $1.0 million and $1.4 million	1.6	2.2
Other comprehensive income	2.5	1.6
Comprehensive income	$106.2	$92.4

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Packaging Corporation of America
Consolidated Balance Sheets
(unaudited, dollars and shares in millions, except per-share data)

	March 31, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$162.3	$184.2
Accounts receivable, net of allowance for doubtful accounts and customer deductions of $10.0 million and $10.3 million as of March 31, 2016 and December 31, 2015, respectively	631.4	636.5
Inventories	692.5	676.8
Prepaid expenses and other current assets	42.7	28.8
Federal and state income taxes receivable	—	28.2
Total current assets	1,528.9	1,554.5
Property, plant, and equipment, net	2,817.9	2,832.1
Goodwill	544.0	544.0
Intangible assets, net	265.1	270.8
Other long-term assets	71.4	70.9
Total assets	$5,227.3	$5,272.3
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$6.5	$6.5
Capital lease obligations	1.2	1.2
Accounts payable	309.0	294.2
Dividends payable	52.1	53.4
Federal and state income taxes payable	13.3	—
Accrued interest	18.8	13.1
Accrued liabilities	144.4	193.5
Total current liabilities	545.3	561.9
Long-term liabilities:
Long-term debt	2,289.3	2,290.4
Capital lease obligations	21.3	21.6
Deferred income taxes	357.2	347.0
Compensation and benefits	363.0	358.6
Other long-term liabilities	60.4	59.5
Total long-term liabilities	3,091.2	3,077.1
Commitments and contingent liabilities
Stockholders' equity:
Common stock, par value $0.01 per share, 300.0 million shares authorized, 94.2 million and 96.1 million shares issued as of March 31, 2016 and December 31, 2015, respectively	0.9	1.0
Additional paid in capital	432.8	439.9
Retained earnings	1,286.5	1,317.3
Accumulated other comprehensive loss	(122.4)	(124.9)
Common stock held in treasury, at cost, 0.1 million shares as of March 31, 2016	(7.0)	—
Total stockholders' equity	1,590.8	1,633.3
Total liabilities and stockholders' equity	$5,227.3	$5,272.3

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Packaging Corporation of America
Consolidated Statements of Cash Flows
(unaudited, dollars in millions)

	Three Months Ended March 31
	2016	2015
Cash Flows from Operating Activities:
Net income	$103.7	$90.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization of intangibles	88.7	93.4
Amortization of deferred financing costs	1.9	1.9
Share-based compensation expense	5.6	4.2
Deferred income tax provision	8.1	7.4
Pension and postretirement benefits expense, net of contributions	6.4	7.7
Other, net	2.1	(5.4)
Changes in operating assets and liabilities:
Decrease (increase) in assets —
Accounts receivable	5.1	(31.4)
Inventories	(15.7)	(22.2)
Prepaid expenses and other current assets	(13.9)	(4.5)
Increase (decrease) in liabilities —
Accounts payable	0.3	(13.6)
Accrued liabilities	(43.5)	(48.8)
Federal and state income taxes payable / receivable	42.2	28.8
Net cash provided by operating activities	191.0	108.3
Cash Flows from Investing Activities:
Additions to property, plant, and equipment	(52.9)	(55.6)
Additions to other long-term assets	(2.9)	(2.6)
Other	0.3	0.6
Net cash used for investing activities	(55.5)	(57.6)
Cash Flows from Financing Activities:
Repayments of debt and capital lease obligations	(1.9)	(1.9)
Common stock dividends paid	(53.1)	(39.4)
Repurchases of common stock	(100.3)	(7.6)
Excess tax benefits from stock-based awards	—	0.3
Shares withheld to cover employee restricted stock taxes	(2.1)	(0.3)
Other	—	(0.3)
Net cash used for financing activities	(157.4)	(49.2)
Net (decrease) increase in cash and cash equivalents	(21.9)	1.5
Cash and cash equivalents, beginning of period	184.2	124.9
Cash and cash equivalents, end of period	$162.3	$126.4

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Condensed Notes to Unaudited Quarterly Consolidated Financial Statements

1.     Nature of Operations and Basis of Presentation

Packaging Corporation of America ("we," "us," "our," PCA," or the "Company") was incorporated on January 25, 1999. In April 1999, PCA acquired the containerboard and corrugated packaging products business of Pactiv Corporation (Pactiv), formerly known as Tenneco Packaging, Inc., a wholly owned subsidiary of Tenneco Inc. We are a large diverse manufacturer of both packaging and paper products. We are headquartered in Lake Forest, Illinois and we operate primarily in the United States.

We report our business in three reportable segments: Packaging, Paper, and Corporate and Other. Our Packaging segment produces a wide variety of corrugated packaging products. The Paper segment manufactures and sells a range of papers, including communication-based papers and pressure sensitive papers (collectively, white papers) and market pulp. Corporate and Other includes support staff services and related assets and liabilities, transportation assets, and activity related to other ancillary support operations. For more information about our segments, see Note 15 Segment Information.

In these consolidated financial statements, certain amounts in prior periods' consolidated financial statements have been reclassified to conform with the current period presentation.

Effective January 1, 2016, the Company adopted Accounting Standards Update (ASU) 2015-03 (Topic 835): Simplifying the Presentation of Debt Issuance Costs. This ASU conforms the presentation of debt issuance costs with that required for debt discounts under U.S. Generally Accepted Accounting Principles (GAAP). Under the ASU, debt issuance costs are presented in the balance sheet as a direct deduction from the related liability rather than as an asset. We applied this guidance retrospectively, as required, and reclassified $12.3 million from "Other long-term assets" to "Long-term debt" on our December 31, 2015 Consolidated Balance Sheet to conform with current period presentation. At March 31, 2016 deferred financing costs were $11.9 million.

The consolidated financial statements of PCA as of March 31, 2016 and for the three months ended March 31, 2016 and 2015 are unaudited but include all adjustments (consisting only of normal recurring adjustments) that management considers necessary for a fair presentation of such financial statements. The preparation of the consolidated financial statements involves the use of estimates and accruals. Actual results may vary from those estimates. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with Article 10 of SEC Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete audited financial statements. Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. These consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2015.

The consolidated financial statements include the accounts of PCA and its majority-owned subsidiaries after elimination of intercompany balances and transactions.

2.     Earnings Per Share

The following table sets forth the computation of basic and diluted income per common share for the periods presented (dollars and shares in millions, except per share data):

	Three Months Ended March 31
	2016	2015
Numerator:
Net income	$103.7	$90.8
Less: distributed and undistributed earnings allocated to participating securities	(1.1)	(1.2)
Net income attributable to common shareholders	$102.6	$89.6
Denominator:
Weighted average basic common shares outstanding	94.1	97.1
Effect of dilutive securities	0.1	0.1
Diluted common shares outstanding	94.2	97.2
Basic income per common share	$1.09	$0.92
Diluted income per common share	$1.09	$0.92

3.     Other Expense, Net

The components of other income (expense), net, were as follows (dollars in millions):

	Three Months Ended March 31
	2016	2015
Facilities closure costs (a)	$(2.0)	$—
Integration-related and other costs (b)	—	(3.0)
Asset disposals and write-offs	(1.8)	(1.0)
DeRidder restructuring (c)	—	(1.2)
Refundable state tax credit (d)	—	3.6
Other	(0.1)	(1.0)
Total	$(3.9)	$(2.6)
___________

(a)	The three months ended March 31, 2016 include $2.0 million of facilities closure costs related to a corrugated products facility and a paper products facility.

(b)
The three months ended March 31, 2015 include Boise acquisition integration-related and other costs. These costs primarily relate to professional fees, severance, retention, relocation, travel, and other integration-related costs.

(c)	The three months ended March 31, 2015 include amounts from restructuring activities at our mill in DeRidder, Louisiana.

(d)	The three months ended March 31, 2015 include a $3.6 million tax credit from the State of Louisiana related to our capital investment and the jobs retained at the DeRidder, Louisiana mill.

4.     Income Taxes

For the three months ended March 31, 2016 and 2015 we recorded $55.5 million and $47.1 million of income tax expense and had an effective tax rate of 34.8% and 34.2%, respectively. Our effective tax rate may differ from the federal statutory income tax rate of 35.0%, due primarily to the effect of the domestic manufacturing deduction and state and local income taxes. The increase in our effective tax rate for the three months ended March 31, 2016 compared with the same period in 2015, was primarily due to the favorable closure of a Federal audit for tax years 2010 through 2012 and the resulting release of uncertain tax positions, which occurred during the three months ended March 31, 2015.

During the three months ended March 31, 2016 there were no significant changes to our uncertain tax positions. For more information, see Note 6, Income Taxes, of the Notes to Consolidated Financial Statements in "Part II, Item 8. Financial Statements and Supplementary Data" of our 2015 Annual Report on Form 10-K.

During the three months ended March 31, 2016 and 2015 cash paid for taxes, net of refunds received, was $5.2 million and $9.8 million, respectively.

5.     Inventories

We value our raw materials, work in process, and finished goods inventories using lower of cost, as determined by the average cost method, or market. Supplies and materials are valued at the first-in, first-out (FIFO) or average cost methods.

The components of inventories were as follows (dollars in millions):

	March 31, 2016	December 31, 2015
Raw materials	$272.0	$260.6
Work in process	12.0	14.2
Finished goods	190.6	189.7
Supplies and materials	217.9	212.3
Inventories	$692.5	$676.8

6.    Property, Plant, and Equipment

The components of property, plant, and equipment were as follows (dollars in millions):

	March 31, 2016	December 31, 2015
Land and land improvements	$146.2	$146.4
Buildings	641.3	640.9
Machinery and equipment	4,769.9	4,747.1
Construction in progress	148.3	119.1
Other	64.8	61.3
Property, plant, and equipment, at cost	5,770.5	5,714.8
Less accumulated depreciation	(2,952.6)	(2,882.7)
Property, plant, and equipment, net	$2,817.9	$2,832.1

Depreciation expense for the three months ended March 31, 2016 and 2015 was $80.7 million and $85.2 million, respectively. During the three months ended March 31, 2016 we recognized $0.1 million of incremental depreciation expense from shortening the useful lives of assets related to facilities closures. During the three months ended March 31, 2015 we recognized $9.0 million of incremental depreciation expense from shortening the useful lives of assets at our DeRidder, Louisiana mill as a result of restructuring activities.

At March 31, 2016 and December 31, 2015 purchases of property, plant, and equipment included in accounts payable were $29.4 million and $15.0 million.

7.     Goodwill and Intangible Assets

Goodwill

Goodwill represents the excess of the cost of an acquired business over the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed in a business combination. At both March 31, 2016 and December 31, 2015 we had $488.8 million of goodwill recorded in our Packaging segment and $55.2 million of goodwill recorded in our Paper segment on our Consolidated Balance Sheets.

Intangible Assets

Intangible assets are primarily comprised of customer relationships and trademarks and trade names.

The weighted average remaining useful life, gross carrying amount, and accumulated amortization of our intangible assets were as follows (dollars in millions):

	March 31, 2016			December 31, 2015
	Weighted Average Remaining Useful Life (in Years)	Gross Carrying Amount	Accumulated Amortization	Weighted Average Remaining Useful Life (in Years)	Gross Carrying Amount	Accumulated Amortization
Customer relationships	13.1	$311.5	$62.4	13.3	$311.5	$57.3
Trademarks and trade names	13.5	21.8	5.8	13.6	21.8	5.2
Other	1.0	0.2	0.2	1.2	0.2	0.2
Total intangible assets (excluding goodwill)	13.5	$333.5	$68.4	13.6	$333.5	$62.7

During both the three months ended March 31, 2016 and 2015, amortization expense was $5.7 million.

8.    Accrued Liabilities

The components of accrued liabilities were as follows (dollars in millions):

	March 31, 2016	December 31, 2015
Compensation and benefits	$64.3	$106.4
Medical insurance and workers’ compensation	30.5	31.1
Franchise, property, and sales and use taxes	15.1	16.0
Customer volume discounts and rebates	11.9	15.3
Environmental liabilities and asset retirement obligations	9.2	7.9
Severance, retention, and relocation	4.8	7.3
Other	8.6	9.5
Total	$144.4	$193.5

9.    Debt

During the three months ended March 31, 2016, we made a principal payment of $1.6 million on our seven-year term loan due October 2020. For the three months ended March 31, 2016 and 2015 cash payments for interest were $15.8 million and $15.9 million, respectively.

Included in interest expense, net, are amortization of treasury lock settlements and amortization of financing costs. For both the three months ended March 31, 2016 and 2015 amortization of treasury lock settlements was $1.4 million. For both the three months ended March 31, 2016 and 2015 amortization of financing costs was $0.4 million.

Effective January 1, 2016, the Company adopted Accounting Standards Update (ASU) 2015-03 (Topic 835): Simplifying the Presentation of Debt Issuance Costs. This ASU conforms the presentation of debt issuance costs with that required for debt discounts under U.S. Generally Accepted Accounting Principles (GAAP). Under the ASU, debt issuance costs are presented in the balance sheet as a direct deduction from the related liability rather than as an asset. We applied this guidance retrospectively, as required, and reclassified $12.3 million from "Other long-term assets" to "Long-term debt" on our December 31, 2015 Consolidated Balance Sheet to conform with current period presentation. At March 31, 2016 deferred financing costs were $11.9 million.

For more information on our long-term debt and interest rates on that debt, see Note 10, Debt, of the Notes to Consolidated Financial Statements in "Part II, Item 8. Financial Statements and Supplementary Data" of our 2015 Annual Report on Form 10-K.

At March 31, 2016 we had $1,650.0 million of fixed-rate senior notes and $660.4 million of variable-rate term loans outstanding. At March 31, 2016 the fair value of our fixed-rate debt was estimated to be $1,744.6 million. The difference between the book value and fair value is due to the difference between the period-end market interest rate and the stated rate of our fixed-rate debt. We estimated the fair value of our fixed-rate debt using quoted market prices (Level 2 inputs) within the fair value hierarchy, which is further defined in Note 2, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements in "Part II, Item 8. Financial Statements and Supplementary Data" of our 2015 Annual Report on Form 10-K. The fair value of our variable-rate term debt approximates the carrying amount as our cost of borrowing is variable and approximates current market rates.

10.     Employee Benefit Plans and Other Postretirement Benefits

The components of net periodic benefit cost for our pension plans were as follows (dollars in millions):

	Pension Plans
	Three Months Ended March 31
	2016	2015
Service cost	$6.1	$5.9
Interest cost	10.2	11.5
Expected return on plan assets	(12.4)	(13.3)
Net amortization of unrecognized amounts
Prior service cost	1.4	1.4
Actuarial loss	1.4	2.1
Net periodic benefit cost	$6.7	$7.6

PCA makes pension plan contributions that are sufficient to fund its actuarially determined costs, generally equal to the minimum amounts required by the Employee Retirement Income Security Act (ERISA). During the three months ended March 31, 2016 and 2015 payments to our nonqualified pension plans were insignificant. We did not make any contributions to our qualified plans during the three months ended March 31, 2016 and 2015. We expect to contribute at least the estimated required minimum contributions to our qualified plans of approximately $27.0 million in 2016.

The components of net periodic benefit cost for our postretirement plans were as follows (dollars in millions):

	Postretirement Plans
	Three Months Ended March 31
	2016	2015
Service cost	$0.2	$0.4
Interest cost	0.2	0.3
Net amortization of unrecognized amounts
Prior service cost	—	—
Actuarial loss	(0.2)	0.1
Net periodic benefit cost	$0.2	$0.8

11.     Share-Based Compensation

The Company has a long-term equity incentive plan, which allows for grants of restricted stock, performance awards, stock appreciation rights, and stock options to directors, officers, and employees, as well as others who engage in services for PCA. The Company has not granted option awards since 2007. The plan, as amended, terminates May 1, 2023 and authorizes 10.6 million shares of common stock for grant over the life of the plan. As of March 31, 2016, 1.6 million shares were available for future issuance under the plan. Forfeitures are added back to the pool of shares of common stock available to be granted at a future date.

The following table presents restricted stock and performance unit award activity for the three months ended March 31, 2016:

	Restricted Stock		Performance Units
	Shares	Weighted Average Grant- Date Fair Value	Shares	Weighted Average Grant- Date Fair Value
Outstanding at January 1, 2016	1,007,794	$49.47	175,675	$59.94
Granted	321	62.35	—	—
Vested (a)	(74,444)	46.05	(20,604)	57.58
Forfeitures	(9,152)	59.46	—	—
Outstanding at March 31, 2016	924,519	$49.66	155,071	$60.25
___________

(a)	Upon vesting of the performance unit awards, PCA issued 21,111 shares of its common stock, which included 507 shares for dividends accrued during the vesting period.

Compensation Expense

Our share-based compensation expense is recorded in "Selling, general, and administrative expenses". Compensation expense for share-based awards recognized in the Consolidated Statements of Income, net of forfeitures, was as follows (dollars in millions):

	Three Months Ended March 31
	2016	2015
Restricted stock	$4.9	$3.6
Performance units	0.7	0.6
Total share-based compensation expense	5.6	4.2
Income tax benefit	(2.2)	(1.6)
Share-based compensation expense, net of tax benefit	$3.4	$2.6

The fair value of restricted stock and performance units is determined based on the closing price of the Company’s common stock on the grant date. As PCA’s Board of Directors has the ability to accelerate vesting of share-based awards upon an employee’s retirement, the Company accelerates the recognition of compensation expense for certain employees approaching normal retirement age.

The unrecognized compensation expense for all share-based awards at March 31, 2016 was as follows (dollars in millions):

	March 31, 2016
	Unrecognized Compensation Expense	Remaining Weighted Average Recognition Period (in years)
Restricted stock	$22.1	2.4
Performance units	5.4	2.6
Total unrecognized share-based compensation expense	$27.5	2.4

12.     Stockholders' Equity

Dividends

During the three months ended March 31, 2016 we paid $53.1 million of dividends to shareholders. On February 25, 2016 PCA's Board of Directors declared a regular quarterly cash dividend of $0.55 per share, which was paid on April 15, 2016 to shareholders of record as of March 15, 2016. The April 2016 dividend payment was $51.9 million.

Repurchases of Common Stock

During the three months ended March 31, 2016 we paid $100.3 million to repurchase 1,987,187 shares of common stock fully depleting the July 2015 authorization of $150.0 million. On February 25, 2016 PCA announced that its Board of Directors authorized the repurchase of an additional $200.0 million of the Company’s outstanding common stock. Repurchases may be made from time to time in open market or privately negotiated transactions in accordance with applicable securities regulations. The timing and amount of repurchases will be determined by the Company in its discretion based on factors such as PCA’s stock price and market and business conditions.

Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) (AOCI) by component were as follows. Amounts in parentheses indicate losses (dollars in millions):

	Unrealized Loss On Treasury Locks, Net		Unrealized Loss on Foreign Exchange Contracts	Unfunded Employee Benefit Obligations		Total
Balance at January 1, 2016	$(21.2)		$(0.4)	$(103.3)		$(124.9)
Amounts reclassified from AOCI, net of tax	0.9	(a)	—	1.6	(b)	2.5
Balance at March 31, 2016	$(20.3)		$(0.4)	$(101.7)		$(122.4)

Reclassifications out of AOCI were as follows. Amounts in parentheses indicate expenses in the Consolidated Statements of Income (dollars in millions):

	Amounts Reclassified from AOCI
	Three Months Ended March 31		Affected Line Item in the Statement Where Net Income is Presented
Details about AOCI Components	2016	2015
Unrealized loss on treasury locks, net	$(1.4)	$(1.4)	See (a) below
	0.5	0.6	Tax benefit
	$(0.9)	$(0.8)	Net of tax

Unfunded employee benefit obligations
Amortization of prior service costs	$(1.4)	$(1.4)	See (b) below
Amortization of actuarial losses	(1.2)	(2.2)	See (b) below
	(2.6)	(3.6)	Total before tax
	1.0	1.4	Tax benefit
	$(1.6)	$(2.2)	Net of tax
____________

(a)
This AOCI component is included in interest expense, net. Amount relates to the amortization of the effective portion of treasury lock derivative instruments recorded in AOCI. The net amount of settlement gains or losses on derivative instruments included in AOCI to be amortized over the next 12 months is a net loss of $5.7 million ($3.5 million after tax). For a discussion of treasury lock derivative instrument activity, see Note 14, Derivative Instruments and Hedging Activities, of the Notes to Consolidated Financial Statements in "Part II, Item 8. Financial Statements and Supplementary Data" of our 2015 Annual Report on Form 10-K.

(b)
These AOCI components are included in the computation of net pension and postretirement benefit costs. See Note 10, Employee Benefit Plans and Other Postretirement Benefits, for additional information.

13.     Concentrations of Risk

Our Paper segment has had a long-standing commercial and contractual relationship with Office Depot, our largest customer in the paper business. Office Depot agreed to be acquired by Staples, Inc. on February 4, 2015. The pending acquisition by Staples is subject to the satisfaction of certain conditions, including regulatory approval. This relationship exposes us to a significant concentration of business and financial risk. Our sales to Office Depot represent approximately 9% and 10% of our total Company sales revenue, for the three months ended March 31, 2016 and 2015, respectively, and approximately 44% and 46% of our Paper segment sales revenue for both those periods, respectively. At March 31, 2016 and December 31, 2015 we had $33.9 million and $39.5 million of accounts receivable due from Office Depot, which represents 5% and 6% of our total Company accounts receivable, respectively.

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

14.     Transactions With Related Parties

Louisiana Timber Procurement Company, L.L.C. (LTP) is a variable-interest entity that is 50% owned by PCA and 50% owned by Boise Cascade Company (Boise Cascade). LTP procures sawtimber, pulpwood, residual chips, and other residual wood fiber to meet the wood and fiber requirements of PCA and Boise Cascade in Louisiana. PCA is the primary beneficiary of LTP, and has the power to direct the activities that most significantly affect the economic performance of LTP. Therefore, we consolidate 100% of LTP in our financial statements in our Corporate and Other segment. The carrying amounts of LTP's assets and liabilities (which relate primarily to noninventory working capital items) on our Consolidated Balance

Sheets were $4.5 million at both March 31, 2016 and December 31, 2015. During the three months ended March 31, 2016 and 2015 we recorded $22.3 million and $21.9 million, respectively, of LTP sales to Boise Cascade in "Net Sales" in the Consolidated Statements of Income and approximately the same amount of expenses in "Cost of Sales". The sales were at prices designed to approximate market prices.

During the three months ended March 31, 2016 and 2015 fiber purchases from related parties were $4.7 million and $6.3 million, respectively. Most of these purchases related to chip and log purchases by LTP from Boise Cascade's wood products business. These purchases are recorded in "Cost of Sales" in the Consolidated Statements of Income.

15.     Segment Information

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

Selected financial information by reportable segment was as follows (dollars in millions):

	Sales, net			Operating Income (Loss)
Three Months Ended March 31, 2016	Trade	Inter- segment	Total
Packaging	$1,093.8	$1.7	$1,095.5	$159.6	(a)
Paper	280.5	—	280.5	36.1	(a)
Corporate and Other	26.7	36.0	62.7	(14.9)
Intersegment eliminations	—	(37.7)	(37.7)	—
	$1,401.0	$—	$1,401.0	180.8
Interest expense, net				(21.6)
Income before taxes				$159.2

	Sales, net			Operating Income (Loss)
Three Months Ended March 31, 2015	Trade	Inter- segment	Total
Packaging	$1,097.9	$1.4	$1,099.3	$141.1	(b)
Paper	297.3	—	297.3	35.6
Corporate and Other	30.5	30.5	61.0	(19.6)	(b)
Intersegment eliminations	—	(31.9)	(31.9)	—
	$1,425.7	$—	$1,425.7	157.1
Interest expense, net				(19.2)
Income before taxes				$137.9

___________

(a)
The three months ended March 31, 2016 include charges of $2.8 million of facilities closure costs related to a corrugated products facility and a paper products facility. The closure costs are recorded within "Other expense, net" and "Cost of sales", as appropriate.

(b)	The three months ended March 31, 2015 include charges of $10.3 million primarily for accelerated depreciation at our mill in DeRidder, Louisiana.
The three months ended March 31, 2015 include $3.5 million of Boise acquisition integration-related and other costs. These costs primarily relate to professional fees, severance, retention, relocation, travel, and other integration-related costs, and are mostly recorded in "Other expense, net".

16.     New and Recently Adopted Accounting Standards

In March 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-09 (Topic 718): Improvements to Employee Share-Based Payment Accounting. This ASU is intended to improve the accounting for share-based payment transactions as part of the FASB's simplification initiative. Under the ASU, all excess tax benefits and tax deficiencies will be recorded as an income tax benefit or expense in the income statement. The ASU is effective for fiscal years beginning after December 15, 2016, and interim periods within those years for public business entities. We are evaluating the timing and effects of the adoption of this ASU on our financial statements.

In February 2016, the FASB issued ASU 2016-02 (Topic 842): Leases. This ASU amends a number of aspects of lease accounting, including requiring lessees to recognize operating leases with a term greater than one year on their balance sheet as a right-of-use asset and corresponding lease liability, measured at the present value of the lease payments. This ASU will be effective for us beginning in our first quarter of 2019 and early adoption is permitted.  This ASU is required to be adopted using a modified retrospective approach. We are evaluating the timing and effects of the adoption of this ASU on our financial statements.

Effective January 1, 2016, the Company adopted ASU 2015-03 (Topic 835): Simplifying the Presentation of Debt Issuance Costs. This ASU conforms the presentation of debt issuance costs with that required for debt discounts under U.S. Generally Accepted Accounting Principles (GAAP). Under the ASU, debt issuance costs are presented in the balance sheet as a direct deduction from the related liability rather than as an asset. We applied this guidance retrospectively, as required, and reclassified $12.3 million from "Other long-term assets" to "Long-term debt" on our December 31, 2015 Consolidated Balance Sheet to conform with current period presentation. At March 31, 2016 deferred financing costs were $11.9 million.

In July 2015, the FASB issued ASU 2015-11 (Topic 330): Simplifying the Measurement of Inventory. This ASU only addresses the measurement of inventory if its value declines or is impaired. The guidance on determining the cost of inventory is not amended. We continue to apply average cost to determine the cost of inventory and will then compare that to the net realizable value to determine if an inventory write-down is necessary. The ASU is effective January 1, 2017, and we do not expect it to have a material effect on our financial position or results of operations.

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

17.     Commitments, Guarantees, Indemnifications and Legal Proceedings

We have financial commitments and obligations that arise in the ordinary course of our business. These include long-term debt, capital commitments, lease obligations, and purchase commitments for goods and services, and legal proceedings, all of which are discussed in Note 10, Debt, and Note 19, Commitments, Guarantees, Indemnifications, and Legal Proceedings, of the Notes to Consolidated Financial Statements in "Part II, Item 8. Financial Statements and Supplementary Data" of our 2015 Annual Report on Form 10-K.

Guarantees and Indemnifications

We provide guarantees, indemnifications, and other assurances to third parties in the normal course of our business. These include tort indemnifications, product guarantees, environmental assurances, and representations and warranties in commercial agreements. At March 31, 2016 we are not aware of any material liabilities arising from any guarantee, indemnification, or financial assurance we have provided. If we determined such a liability was probable and subject to reasonable determination, we would accrue for it at that time.

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

This management's discussion and analysis includes statements regarding our expectations with respect to our future performance, expected business conditions, liquidity, and capital resources. Such statements, along with any other nonhistorical statements in the discussion, are forward-looking. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in our 2015 Annual Report on Form 10-K, as well as those factors listed in other documents we file with the Securities and Exchange Commission (SEC). We do not assume any obligation to update any forward-looking statement. Our actual results may differ materially from those contained in or implied by any of the forward-looking statements in this Form 10-Q. Please see "Forward Looking Statements" elsewhere in this Item 2.

Overview

PCA is the fourth largest producer of containerboard and corrugated packaging products in the United States and the third largest producer of uncoated freesheet paper in North America, based on production capacity. We operate five containerboard mills, three paper mills, and 92 corrugated products manufacturing plants. Our corrugated products manufacturing plants produce a wide variety of corrugated packaging products, including conventional shipping containers used to protect and transport manufactured goods, multi-color boxes and displays with strong visual appeal that help to merchandise the packaged product in retail locations, and honeycomb protective packaging. In addition, we are a large producer of packaging for meat, fresh fruit and vegetables, processed food, beverages, and other industrial and consumer products. We also manufacture and sell white papers, including both commodity and specialty papers, which may have custom or specialized features such as colors, coatings, high brightness, and recycled content. We operate primarily in the United States.

This Item 2 is intended to supplement, and should be read in conjunction with, "Management’s Discussion and Analysis of Financial Condition and Results of Operations" included in our 2015 Annual Report on Form 10-K.

Executive Summary

Net sales were $1.4 billion in both the first quarters of 2016 and 2015. We reported $104 million of net income, or $1.09 per diluted share, during the first quarter of 2016, compared with $91 million, or $0.92 per diluted share, during the same period in 2015. Excluding the special items discussed below, we recorded $106 million of net income, or $1.11 per diluted share, during the first quarter of 2016, compared with $100 million, or $1.01 per diluted share, in the first quarter of 2015. Increased earnings were driven primarily by higher volumes in our packaging segment and lower costs for maintenance, fiber, and energy in both our packaging and paper segments, partially offset by lower prices and mix in white paper, containerboard, and corrugated products.

Packaging segment income from operations was $160 million in the first quarter of 2016, compared to $141 million in the first quarter of 2015. Packaging segment earnings before interest, taxes, depreciation, amortization, and depletion (EBITDA) excluding special items was $235 million in the first quarter of 2016, compared to $222 million in the first quarter of 2015. Compared to the first quarter of 2015, both containerboard and corrugated products shipments were higher while containerboard and corrugated prices and mix were down due to lower export prices and industry published price decreases. During the first quarter of 2016, we successfully completed scheduled maintenance outages at our Valdosta, DeRidder, and Counce mills.

Paper segment income from operations was $36 million in each of the first quarters of 2016 and 2015. Paper segment EBITDA excluding special items increased to $51 million in the first quarter of 2016, compared to $49 million in the first quarter of 2015. Our office paper shipments, which represent about 70% of our white paper volume, were higher versus the first quarter of 2015. Overall white paper shipments were flat with last year’s first quarter, and pulp shipments were lower. White paper prices and mix were unfavorable to last year’s first quarter; however, our mills ran efficiently and effectively managed costs throughout the quarter, leading to strong margin performance.

Special Items and Earnings per Diluted Share, Excluding Special Items

The first quarter of 2016 included $3 million of pre-tax expense for special items, compared with $14 million of pre-tax expense for special items during the same period in 2015. The special items in the first quarter of 2016 were for facilities closure costs related to closing a corrugated manufacturing facility and a paper distribution center. The three months ended March 31, 2015 included $10 million of expenses related to the DeRidder mill restructuring, primarily related to accelerated depreciation, and $4 million of Boise acquisition integration-related and other costs.

A reconciliation of reported earnings per diluted share to earnings per share, excluding special items, for the first quarters of 2016 and 2015 are as follows:

	Three Months Ended March 31
	2016	2015
Earnings per diluted share, as reported	$1.09	$0.92
Special items (a):
Facilities closure costs	0.02	—
DeRidder restructuring	—	0.07
Integration-related and other costs	—	0.02
Total special items	0.02	0.09
Earnings per diluted share, excluding special items	$1.11	$1.01
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

Industry and Business Conditions

Trade publications reported that industry-wide corrugated products shipments increased 1.4% during the first quarter of 2016, compared with the same quarter in 2015, and remained essentially flat per workday with one less workday in 2015. Reported industry containerboard production was 1.4% higher than the first quarter of 2015, and reported industry containerboard inventories at the end of the first quarter of 2016 were approximately 2.7 million tons, up 3.6% compared to the same period in 2015. Reported containerboard export shipments were up 3.6% compared to the first quarter of 2015. Published open market prices for linerboard and corrugating medium as reported by a trade publication decreased $15 and $20 per ton, respectively, in January 2016. In February 2016, medium decreased an additional $10 per ton.

The market for communication papers competes heavily with electronic data transmission and document storage alternatives. Increasing shifts to these alternatives have reduced usage of traditional print media and communication papers. Trade publications reported that uncoated freesheet paper shipments were up 0.8% in the first quarter of 2016, compared with the same quarter in 2015. Average prices reported by a trade publication for cut size office papers were lower by $27 per ton, or 2.7%, in the first quarter of 2016, compared with the first quarter of 2015.

Outlook

Looking ahead to the second quarter of 2016, we expect seasonally higher volumes for containerboard and corrugated products and lower energy costs compared to the first quarter. In addition, we notified our white paper customers of $60 per ton price increases for printing and converting grades and cut-size office papers to take effect in the second quarter of 2016; however, the substantial majority of any price increase is expected to be realized in the third quarter of 2016. Maintenance outage costs are expected to be higher in the second quarter due to four planned mill outages, and we expect lower prices for containerboard as a result of the published price decreases, which are expected to partially offset the benefits described above. Considering these items, we expect second quarter earnings, excluding special items, to be higher than our first quarter earnings.

Results of Operations

Three Months Ended March 31, 2016, compared with Three Months Ended March 31, 2015

The historical results of operations of PCA for the three months ended March 31, 2016 and 2015 are set forth below (dollars in millions):

	Three Months Ended March 31
	2016	2015	Change
Packaging	$1,095	$1,099	$(4)
Paper	281	298	(17)
Corporate and Other	63	61	2
Intersegment eliminations	(38)	(32)	(6)
Net sales	$1,401	$1,426	$(25)

Packaging	$160	$141	$19
Paper	36	36	—
Corporate and Other	(15)	(20)	5
Income from operations	$181	$157	$24
Interest expense, net	(22)	(19)	(3)
Income before taxes	159	138	21
Income tax provision	(55)	(47)	(8)
Net income	$104	$91	$13
Non-GAAP Measures (a)
Net income excluding special items	$106	$100	$6
EBITDA	269	250	19
EBITDA excluding special items	272	255	17
Packaging EBITDA	233	220	13
Packaging EBITDA excluding special items	235	222	13
Paper EBITDA	50	49	1
Paper EBITDA excluding special items	51	49	2
____________

(a)	See "Reconciliations of Non-GAAP Financial Measures to Reported Amounts" included in this Item 2 for a reconciliation of non-GAAP measures to the most comparable GAAP measure.

Net Sales

Net sales decreased $25 million, or 1.8%, to $1,401 million during the three months ended March 31, 2016, compared with $1,426 million during the same period in 2015.

Packaging. Net sales decreased $4 million, to $1,095 million, compared with $1,099 million in the first quarter of 2015, primarily due to lower export and domestic containerboard and corrugated products price and mix ($13 million) and sales lost due to the divestiture of our Hexacomb operations in Mexico and Europe in 2015 ($11 million). These decreases were partially offset by increased corrugated products sales volumes ($20 million). Domestic and export containerboard prices in the first quarter of 2016 decreased 4.1% and 7.4%, respectively, compared with the same quarter last year, in part due to published price decreases. In the first quarter of 2016, our containerboard outside shipments decreased 1.2%, and corrugated products shipments were up 3.4%, compared with the first quarter of 2015.

Paper. Net sales during the three months ended March 31, 2016 decreased $17 million, or 5.7%, to $281 million, compared with $298 million in the first quarter of 2015. Sales decreased primarily due to changes in price and mix ($10 million) and lower volume ($7 million). Office paper prices and mix in the first quarter of 2016 decreased 3.9% compared with the same period last year. In the first quarter of 2016, our office paper shipments increased slightly, and pressure sensitive shipments were up 3,000 tons. This was more than offset by lower printing and converting paper shipments (4,000 tons) and pulp shipments (10,000 tons) in the first quarter of 2016 compared to the first quarter of 2015.

Gross Profit

Gross profit increased $22 million, or 7.9%, during the three months ended March 31, 2016, compared with the same period in 2015. The increase was primarily due to higher packaging sales volumes and lower maintenance, fiber, and energy costs, partially offset by lower prices and mix in white paper, containerboard and corrugated products and lower expense for special items in the first quarter of 2016 compared to the same period in 2015. In the first quarters of 2016 and 2015, gross profit included special items of $1 million for facilities closure costs and $9 million for DeRidder mill restructuring charges, respectively, most of which related to incremental depreciation expense associated with changing the estimated useful lives of mill assets.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses decreased $3 million, or 2.6%, during the three months ended March 31, 2016, compared with the same period in 2015. The decrease was due primarily to lower administrative employee costs from headcount reductions related to the Boise integration.

Other Expense, Net

Other expense, net, during the three months ended March 31, 2016 was $4 million, compared with $3 million during the three months ended March 31, 2015. The first quarter of 2016 included $2 million of facilities closure costs and $2 million of asset disposals and other costs. The first quarter of 2015 included $4 million of income from a refundable state tax credit received related to our investments at DeRidder, which was more than offset by $3 million of Boise integration-related and other costs, $1 million of DeRidder restructuring charges, and $2 million of asset disposals and other costs. We discuss these items in more detail in Note 3, Other Expense, Net of the Condensed Notes to Unaudited Quarterly Consolidated Financial Statements in "Part I, Item1. Financial Statements" of this Form 10-Q.

Income from Operations

Income from operations increased $24 million, or 15.3%, during the three months ended March 31, 2016, compared with the same period in 2015. The first quarter of 2016 included $3 million of expense from special items, compared with $14 million of expense from special items in the first quarter of 2015. First quarter 2016 special items included $3 million of charges related to facilities closure costs. First quarter 2015 special items included $10 million of charges related to restructuring the DeRidder mill and $4 million of integration-related and other costs. Excluding special items, income from operations increased $13 million during the three months ended March 31, 2016, compared with the same period in 2015. The increase was primarily due to increased sales volumes and lower operating costs, partially offset by lower prices and mix in white paper, containerboard and corrugated products.

Packaging. Segment income from operations increased $19 million, or 13.5%, to $160 million, compared with $141 million during the three months ended March 31, 2015. The increase in the first quarter of 2016 related primarily to lower outage costs ($11 million), freight ($6 million), higher volume ($5 million), lower energy ($4 million), and wood ($4 million) costs, and lower expense for special items in the first quarter of 2016 compared to the same period in 2015 ($9 million), offset partially by lower containerboard and corrugated products prices and mix ($9 million), increased depreciation ($4 million), and labor ($3 million) costs, and a state incentive received in 2015 related to investments at our DeRidder mill ($4 million). Special items included $2 million of facilities closure costs in the first quarter of 2016 and $10 million of DeRidder restructuring charges and $1 million of integration-related and other costs for the same period in 2015.

Paper. Segment income from operations was flat at $36 million, compared to the three months ended March 31, 2015. Cost variances compared to the first quarter of 2015 were primarily related to lower energy ($5 million), fiber ($5 million), freight ($1 million), and labor ($1 million) costs, partially offset by lower white paper prices and mix ($5 million), lower pulp volume ($3 million), facilities closure costs in the first quarter of 2016 ($1 million), and other costs that were individually insignificant.

Interest Expense, Net, and Income Taxes

Interest expense, net, was $22 million during the three months ended March 31, 2016, compared with $19 million during the three months ended March 31, 2015. The increase in interest expense was primarily due to lower interest rebate income related to one of our term loans recorded in the first quarter of 2016 compared to the first quarter of 2015.

During the three months ended March 31, 2016 we recorded $55 million of income tax expense, compared with $47 million of expense during the three months ended March 31, 2015. The effective tax rate for the three months ended March 31, 2016 and 2015 was 34.8% and 34.2%, respectively.

Liquidity and Capital Resources

Sources and Uses of Cash

Our primary sources of liquidity are net cash provided by operating activities and available borrowing capacity under our revolving credit facility. At March 31, 2016 we had $162 million of cash and $326 million of unused borrowing capacity under the revolving credit facility, net of letters of credit. Currently, our primary uses of cash are for operations, capital expenditures, debt service (including voluntary payments of debt), repurchases of common stock, and declared common stock dividends. We believe that net cash generated from operating activities, cash on hand, available borrowings under our revolving credit facility, and available capital through access to capital markets will be adequate to meet our liquidity and capital requirements, including payments of any declared common stock dividends, for the foreseeable future. As our debt or credit facilities become due, we will need to repay, extend, or replace such facilities. Our ability to do so will be subject to future economic conditions and financial, business, and other factors, many of which are beyond our control.

Below is a summary table of our cash flows, followed by a discussion of our sources and uses of cash through operating activities, investing activities, and financing activities (dollars in millions):

	Three Months Ended March 31
	2016	2015	Change
Net cash provided by (used for):
Operating activities	$191	$108	$83
Investing activities	(56)	(57)	1
Financing activities	(157)	(49)	(108)
Net increase (decrease) in cash and cash equivalents	$(22)	$2	$(24)

Operating Activities

During the three months ended March 31, 2016 net cash provided by operating activities was $191 million, compared with $108 million in the same period in 2015, an increase of $83 million. Cash from operations excluding changes in cash used for operating assets and liabilities increased $17 million, primarily due to higher income as discussed above. The remaining $66 million increase from changes in cash used for operating assets and liabilities was primarily due to the following: (a) a decrease in our accounts receivable in the first quarter of 2016 related to differences in the timing of collections of receivables, primarily in the Paper segment and (b) an increase in taxes payable resulting from higher taxable income levels in the first quarter of 2016 compared to the same quarter in the prior period. These factors were offset partially by (a) a decrease in accrued liabilities due primarily to larger compensation and benefits payments made during the first quarter of 2015 and (b) an increase in prepaid expense in the first quarter of 2016 related to mill outage costs. Cash requirements for operating activities are subject to PCA’s operating needs and the timing of collection of receivables and payments of payables and expenses.

Investing Activities

Net cash used for investing activities during the three months ended March 31, 2016 decreased $1 million, to $56 million, compared with $57 million during the same period in 2015. We spent $53 million for capital investments during the three months ended March 31, 2016, compared with $56 million during the same period in 2015.

We expect capital investments to be between $250 million and $265 million in 2016, excluding any acquisitions or other strategic activities. These expenditures could increase or decrease as a result of a number of factors, including our financial results, future economic conditions, and our regulatory compliance requirements. We currently estimate capital expenditures to comply with Boiler MACT regulations in 2016 of up to $3 million, and we expect other environmental capital expenditures of about $5 million in 2016. Our estimated environmental expenditures could vary significantly depending upon the enactment of new environmental laws and regulations, including those related to greenhouse gas emissions and industrial boilers. For additional information, see "Environmental Matters" in "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of our 2015 Annual Report on Form 10-K.

Financing Activities

During the three months ended March 31, 2016 we used $157 million for financing activities, compared with $49 million during the same period in 2015. The increase in cash used for financing activities primarily relates to an increase in share repurchases and a higher dividend payment. In the first three months of 2016, we paid $53 million of dividends compared with the $39 million of dividends paid during the first three months of 2015. On February 26, 2015 PCA's Board of Directors increased the regular quarterly cash dividend to $0.55 per share from the previous $0.40 per share dividend, beginning with the dividend paid on April 15, 2015. During the three months ended March 31, 2016, we paid $100 million to repurchase 1,987,187 shares of common stock, compared with $8 million of share repurchases in the same period in 2015. We also withheld shares from vesting equity awards to cover employee tax liabilities of $2 million in the first quarter of 2016.

As PCA completed share repurchases under its prior authorization, on February 25, 2016 PCA announced that its Board of Directors authorized the repurchase of an additional $200 million of the Company’s outstanding common stock. Repurchases may be made from time to time in open market or privately negotiated transactions in accordance with applicable securities regulations. The timing and amount of repurchases will be determined by the Company in its discretion based on factors such as PCA’s stock price and market and business conditions.

For more information about our debt, see Note 10, Debt, of the Notes to Consolidated Financial Statements in "Part II, Item 8. Financial Statements and Supplementary Data" of our 2015 Annual Report on Form 10-K.

Contractual Obligations

There have been no material changes to the contractual obligations table disclosed in Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" of our 2015 Annual Report on Form 10-K, except as disclosed in Note 9, Debt, of the Condensed Notes to Unaudited Quarterly Consolidated Financial Statements in "Part I, Item 1. Financial Statements" of this Form 10-Q.

Reconciliations of Non-GAAP Financial Measures to Reported Amounts

Income from operations excluding special items, net income excluding special items, EBITDA, and EBITDA excluding special items are non-GAAP financial measures. Management excludes special items and uses non-GAAP measures to focus on on-going operations and assess its operating performance and believes that it is useful to investors because it enables them to perform meaningful comparisons of past and present operating results. Additionally, EBITDA and EBITDA excluding special items measures are presented because they provide a means to evaluate the performance of our segments and our Company on an ongoing basis using the same measures that are used by our management and because these measures are frequently used by investors and other interested parties in the evaluation of companies and the performance of their segments. Any analysis of non-GAAP financial measures should be done in conjunction with results presented in accordance with GAAP. The non-GAAP measures are not intended to be substitutes for GAAP financial measures and should not be used as such. Reconciliations of the non-GAAP measures to the most comparable measure reported in accordance with GAAP for the three months ended March 31, 2016 and 2015 follow (dollars in millions):

	Three Months Ended March 31
	2016		2015
	Income from Operations	Net Income	Income from Operations	Net Income
As reported in accordance with GAAP	$181	$104	$157	$91
Special items:
Facilities closure costs (a)	3	2	—	—
DeRidder restructuring (b)	—	—	10	7
Integration-related and other costs (c)	—	—	4	2
Total special items	3	2	14	9
Excluding special items	$184	$106	$171	$100
________

(a)
The three months ended March 31, 2016 include $3 million of facilities closure costs related to a corrugated products facility and a paper products facility. The closure costs are recorded within "Other expense, net" and "Cost of sales", as appropriate.

(b)
The three months ended March 31, 2015 include $10 million of restructuring charges at our mill in DeRidder, Louisiana. The restructuring charges primarily related to accelerated depreciation and were mostly recorded in "Cost of sales".

(c)
The three months ended March 31, 2015 include $4 million of Boise acquisition integration-related and other costs, mostly recorded in "Other income (expense), net". These costs primarily relate to professional fees, severance, retention, relocation, travel, and other integration-related costs.

The following table reconciles net income to EBITDA and EBITDA excluding special items for the periods indicated (dollars in millions):

	Three Months Ended March 31
	2016	2015
Net income	$104	$91
Interest expense, net	22	19
Income tax provision	55	47
Depreciation, amortization, and depletion	88	93
EBITDA	$269	$250
Special items:
Facilities closure costs	$3	$—
DeRidder restructuring	—	1
Integration-related and other costs	—	4
EBITDA excluding special items	$272	$255

The following table reconciles segment income (loss) to EBITDA and EBITDA excluding special items (dollars in millions):

	Three Months Ended March 31
	2016	2015
Packaging
Segment income	$160	$141
Depreciation, amortization, and depletion	73	79
EBITDA	233	220
Facilities closure costs	2	—
DeRidder restructuring	—	1
Integration-related and other costs	—	1
EBITDA excluding special items	$235	$222

Paper
Segment income	$36	$36
Depreciation, amortization, and depletion	14	13
EBITDA	50	49
Facilities closure costs	1	—
EBITDA excluding special items	$51	$49

Corporate and Other
Segment loss	$(15)	$(20)
Depreciation, amortization, and depletion	1	1
EBITDA	(14)	(19)
Integration-related and other costs	—	3
EBITDA excluding special items	$(14)	$(16)

EBITDA	$269	$250

EBITDA excluding special items	$272	$255

Market Risk and Risk Management Policies

PCA is exposed to the impact of interest rate changes and changes in the market value of its financial instruments. We periodically enter into derivatives to minimize these risks, but not for trading purposes. At March 31, 2016 we had no derivative instruments outstanding. For a discussion of derivatives and hedging activities, see Note 14, Derivative Instruments and Hedging Activities, of the Notes to Consolidated Financial Statements in "Part II, Item 8. Financial Statements and Supplementary Data" of our 2015 Annual Report on Form 10-K.

The interest rates on approximately 70% of PCA’s debt are fixed. A one percent increase in interest rates related to variable-rate debt would have resulted in an increase in interest expense and a corresponding decrease in income before taxes of approximately $7 million annually.

Off-Balance-Sheet Activities

The Company does not have any off-balance sheet arrangements as of March 31, 2016.

Environmental Matters

There have been no material changes to the disclosure set forth in Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations - Environmental Matters" filed with our 2015 Annual Report on Form 10-K.

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

PCA has included in its 2015 Annual Report on Form 10-K a discussion of its critical accounting policies and estimates which require management's most difficult, subjective, or complex judgments used in the preparation of its consolidated financial statements. PCA has not had any changes to these critical accounting estimates during the first three months of 2016.

New and Recently Adopted Accounting Standards

For a listing of our new and recently adopted accounting standards, see Note 16, New and Recently Adopted Accounting Standards, of the Condensed Notes to Unaudited Quarterly Consolidated Financial Statements in "Part I, Item 1. Financial Statements" of this Form 10-Q.

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
Our actual results, performance or achievement could differ materially from those expressed in, or implied by, these forward-looking statements, and accordingly, we can give no assurances that any of the events anticipated by the forward-looking statements will transpire or occur, or if any of them do occur, what impact they will have on our results of operations or financial condition. Given these uncertainties, investors are cautioned not to place undue reliance on these forward-looking statements. We expressly disclaim any obligation to publicly revise any forward-looking statements that have been made to reflect the occurrence of events after the date hereof. For a discussion of other factors, risks and uncertainties that may affect our business, see Item 1A. Risk Factors included in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

Prior to filing this report, PCA completed an evaluation under the supervision and with the participation of PCA’s management, including PCA’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of PCA’s disclosure controls and procedures as of March 31, 2016. The evaluation of PCA’s disclosure controls and procedures included a review of the controls’ objectives and design, PCA’s implementation of the controls, and the effect of the controls on the information generated for use in this report. Based on this evaluation, PCA’s Chief Executive Officer and Chief Financial Officer concluded that PCA’s disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2016.

During the quarter ended March 31, 2016 there were no changes in internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, PCA’s internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

The disclosure set forth under the caption "Legal Proceedings" in Note 17, Commitments, Guarantees, Indemnifications and Legal Proceedings, of the Condensed Notes to Unaudited Quarterly Consolidated Financial Statements in "Part I, Item 1. Financial Statements" of this Form 10-Q is incorporated herein by reference.

Item 1A.	RISK FACTORS

There have been no material changes to the risk factors disclosed in "Part I, Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table presents information related to our repurchases of common stock made under share repurchase authorizations approved by our board of directors on July 21, 2015 and February 25, 2016 and shares withheld to cover taxes on vesting of equity awards, during the three months ended March 31, 2016:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (a)		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in millions)
January 1-31, 2016	274,626	(a)	$50.12	234,000	$81.7
February 1-29, 2016	1,634,487		49.95	1,634,487	200.0	(b)
March 1-31, 2016	119,076	(a)	59.00	118,700	193.0
Total	2,028,189		$50.50	1,987,187	$193.0
 ____________

(a)	41,002 shares were withheld from employees to cover income and payroll taxes on equity awards that vested during the period.

(b)
As PCA completed repurchases under prior authorizations, on February 25, 2016 PCA announced that its Board of Directors authorized the repurchase of an additional $200 million of the Company’s outstanding common stock. Repurchases may be made from time to time in open market or privately negotiated transactions in accordance with applicable securities regulations. The timing and amount of repurchases will be determined by the Company in its discretion based on factors such as PCA’s stock price and market and business conditions.

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
101
The following financial information from Packaging Corporation of America’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Income and Comprehensive Income for the three months ended March 31, 2016 and 2015, (ii) Consolidated Balance Sheets at March 31, 2016 and December 31, 2015, (iii) Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015, and (iv) the Condensed Notes to Unaudited Quarterly Consolidated Financial Statements. †

____________

†	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Packaging Corporation of America

/s/ MARK W. KOWLZAN
Mark W. Kowlzan
Chief Executive Officer

/s/ ROBERT P. MUNDY
Robert P. Mundy
Senior Vice President and Chief Financial Officer
Date: May 6, 2016