Form 10-Q
period 2016-06-30
PACKAGING CORP OF AMERICA
filed 2016-08-05
CIK 75677

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________
FORM 10-Q
_______________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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

As of July 29, 2016 the Registrant had outstanding 94,230,654 shares of common stock, par value $0.01 per share.

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

i

PART I
FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

Packaging Corporation of America
Consolidated Statements of Income and Comprehensive Income
(unaudited, dollars in millions, except per-share data)

	Three Months Ended June 30		Six Months Ended June 30
	2016	2015	2016	2015
Statements of Income:
Net sales	$1,417.4	$1,454.3	$2,818.4	$2,880.0
Cost of sales	(1,097.3)	(1,136.6)	(2,199.3)	(2,285.3)
Gross profit	320.1	317.7	619.1	594.7
Selling, general, and administrative expenses	(114.8)	(115.9)	(229.1)	(233.2)
Other expense, net	(5.1)	(4.2)	(9.0)	(6.8)
Income from operations	200.2	197.6	381.0	354.7
Interest expense, net	(22.5)	(22.2)	(44.1)	(41.4)
Income before taxes	177.7	175.4	336.9	313.3
Income tax provision	(61.8)	(61.4)	(117.3)	(108.5)
Net income	$115.9	$114.0	$219.6	$204.8

Net income per common share:
Basic	$1.23	$1.16	$2.32	$2.09
Diluted	$1.23	$1.16	$2.32	$2.08
Dividends declared per common share	$0.55	$0.55	$1.10	$1.10

Statements of Comprehensive Income:
Net income	$115.9	$114.0	$219.6	$204.8
Other comprehensive income, net of tax:
Foreign currency translation adjustment	—	4.2	—	2.8
Reclassification adjustments to cash flow hedges included in net income, net of tax of $0.6 million, $0.5 million, $1.1 million, and $1.1 million	0.8	0.9	1.7	1.7
Amortization of pension and postretirement plans actuarial loss and prior service cost, net of tax of $1.0 million, $1.4 million, $2.0 million, and $2.8 million	1.6	2.2	3.2	4.4
Changes in unfunded employee benefit obligations net of tax of $2.0 million and $2.0 million	3.1	—	3.1	—
Other comprehensive income	5.5	7.3	8.0	8.9
Comprehensive income	$121.4	$121.3	$227.6	$213.7

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Packaging Corporation of America
Consolidated Balance Sheets
(unaudited, dollars and shares in millions, except per-share data)

	June 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$213.6	$184.2
Accounts receivable, net of allowance for doubtful accounts and customer deductions of $9.7 million and $10.3 million as of June 30, 2016 and December 31, 2015, respectively	663.4	636.5
Inventories	671.3	676.8
Prepaid expenses and other current assets	60.3	28.8
Federal and state income taxes receivable	1.3	28.2
Total current assets	1,609.9	1,554.5
Property, plant, and equipment, net	2,809.9	2,832.1
Goodwill	544.0	544.0
Intangible assets, net	259.5	270.8
Other long-term assets	72.8	70.9
Total assets	$5,296.1	$5,272.3
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$6.5	$6.5
Capital lease obligations	1.2	1.2
Accounts payable	308.4	294.2
Dividends payable	52.1	53.4
Accrued interest	13.1	13.1
Accrued liabilities	170.2	193.5
Total current liabilities	551.5	561.9
Long-term liabilities:
Long-term debt	2,288.1	2,290.4
Capital lease obligations	21.0	21.6
Deferred income taxes	353.9	347.0
Compensation and benefits	357.4	358.6
Other long-term liabilities	61.9	59.5
Total long-term liabilities	3,082.3	3,077.1
Commitments and contingent liabilities
Stockholders' equity:
Common stock, par value $0.01 per share, 300.0 million shares authorized, 94.2 million and 96.1 million shares issued as of June 30, 2016 and December 31, 2015, respectively	0.9	1.0
Additional paid in capital	441.1	439.9
Retained earnings	1,337.2	1,317.3
Accumulated other comprehensive loss	(116.9)	(124.9)
Total stockholders' equity	1,662.3	1,633.3
Total liabilities and stockholders' equity	$5,296.1	$5,272.3

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Packaging Corporation of America
Consolidated Statements of Cash Flows
(unaudited, dollars in millions)

	Six Months Ended June 30
	2016	2015
Cash Flows from Operating Activities:
Net income	$219.6	$204.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization of intangibles	176.3	180.2
Amortization of deferred financing costs	3.8	3.8
Share-based compensation expense	10.3	9.1
Deferred income tax provision	1.3	7.0
Pension and postretirement benefits expense, net of contributions	8.7	15.6
Other, net	4.2	(4.1)
Changes in operating assets and liabilities:
Decrease (increase) in assets —
Accounts receivable	(26.9)	(61.9)
Inventories	5.5	(2.6)
Prepaid expenses and other current assets	(27.5)	(24.8)
Increase (decrease) in liabilities —
Accounts payable	(4.0)	(10.4)
Accrued liabilities	(23.3)	(20.1)
Federal and state income taxes payable / receivable	23.1	7.9
Net cash provided by operating activities	371.1	304.5
Cash Flows from Investing Activities:
Additions to property, plant, and equipment	(121.8)	(141.9)
Proceeds from sale of a business	—	23.0
Additions to other long-term assets	(6.2)	(6.1)
Other	0.3	1.1
Net cash used for investing activities	(127.7)	(123.9)
Cash Flows from Financing Activities:
Repayments of debt and capital lease obligations	(3.8)	(3.8)
Common stock dividends paid	(104.9)	(93.5)
Repurchases of common stock	(100.3)	(43.3)
Excess tax benefits from stock-based awards	5.1	5.4
Shares withheld to cover employee restricted stock taxes	(10.1)	(7.4)
Other	—	0.8
Net cash used for financing activities	(214.0)	(141.8)
Net increase in cash and cash equivalents	29.4	38.8
Cash and cash equivalents, beginning of period	184.2	124.9
Cash and cash equivalents, end of period	$213.6	$163.7

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

We report our business in three reportable segments: Packaging, Paper, and Corporate and Other. Our Packaging segment produces a wide variety of corrugated packaging products. The Paper segment manufactures and sells a range of white papers, including communication-based papers and pressure sensitive papers, and market pulp. Corporate and Other includes support staff services and related assets and liabilities, transportation assets, and activity related to other ancillary support operations. For more information about our segments, see Note 15 Segment Information.

In these consolidated financial statements, certain amounts in prior periods' consolidated financial statements have been reclassified to conform with the current period presentation. As previously disclosed in Note 20, Quarterly Results of Operations, of the Notes to Consolidated Financial Statements in "Part II, Item 8. Financial Statements and Supplementary Data" of our 2015 Annual Report on Form 10-K, to correct an error in the 2015 presentation, a total of $6.0 million was reclassified from "Selling, general, and administrative expenses" to "Cost of Sales" for both the three and six months ended June 30, 2015.

The consolidated financial statements of PCA as of June 30, 2016 and for the three and six months ended June 30, 2016 and 2015 are unaudited but include all adjustments (consisting only of normal recurring adjustments) that management considers necessary for a fair presentation of such financial statements. The preparation of the consolidated financial statements involves the use of estimates and accruals. Actual results may vary from those estimates. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with Article 10 of SEC Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete audited financial statements. Operating results for the three and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. These consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2015.

The consolidated financial statements include the accounts of PCA and its majority-owned subsidiaries after elimination of intercompany balances and transactions.

2.     Earnings Per Share

The following table sets forth the computation of basic and diluted income per common share for the periods presented (dollars and shares in millions, except per share data):

	Three Months Ended June 30		Six Months Ended June 30
	2016	2015	2016	2015
Numerator:
Net income	$115.9	$114.0	$219.6	$204.8
Less: distributed and undistributed earnings allocated to participating securities	(1.2)	(1.4)	(2.3)	(2.6)
Net income attributable to common shareholders	$114.7	$112.6	$217.3	$202.2
Denominator:
Weighted average basic common shares outstanding	93.2	96.8	93.6	97.0
Effect of dilutive securities	0.1	0.1	0.1	0.1
Weighted average diluted common shares outstanding	93.3	96.9	93.7	97.1
Basic income per common share	$1.23	$1.16	$2.32	$2.09
Diluted income per common share	$1.23	$1.16	$2.32	$2.08

3.     Other Expense, Net

The components of other income (expense), net, were as follows (dollars in millions):

	Three Months Ended June 30		Six Months Ended June 30
	2016	2015	2016	2015
Facilities closure costs (a)	$(1.4)	$—	$(3.3)	$—
Acquisition-related costs (b)	(0.3)	—	(0.3)	—
Multiemployer pension withdrawal (c)	(0.9)	—	(0.9)	—
Asset disposals and write-offs	(1.1)	(3.7)	(2.9)	(4.7)
Integration-related and other costs (d)	—	(3.6)	—	(6.7)
DeRidder restructuring (e)	—	1.0	—	(0.2)
Refundable state tax credit (f)	—	—	—	3.6
Other	(1.4)	2.1	(1.6)	1.2
Total	$(5.1)	$(4.2)	$(9.0)	$(6.8)
___________

(a)	The three and six months ended June 30, 2016 include facilities closure costs related to corrugated products facilities and a paper products facility.

(b)	The three and six months ended June 30, 2016 include acquisition-related costs for the announced TimBar Corporation acquisition.

(c)	The three and six months ended June 30, 2016 include costs related to our withdrawal from a multiemployer pension plan for one of our corrugated products facilities.

(d)
The three and six months ended June 30, 2015 include Boise acquisition integration-related and other costs. These costs primarily relate to professional fees, severance, retention, relocation, travel, and other integration-related costs.

(e)	The three and six months ended June 30, 2015 include amounts from restructuring activities at our mill in DeRidder, Louisiana.

(f)	The six months ended June 30, 2015 include a tax credit from the State of Louisiana related to our capital investment and the jobs retained at the DeRidder, Louisiana mill.

4.     Income Taxes

For the three months ended June 30, 2016 and 2015 we recorded $61.8 million and $61.4 million of income tax expense and had an effective tax rate of 34.8% and 35.0%, respectively. The decrease in our effective tax rate for the three months ended June 30, 2016 compared with the same period in 2015, was primarily due to the 2016 benefit of federal income tax credits that were not available at June 30, 2015 due to the expiration and later reinstatement on December 18, 2015 as part of the Protecting Americans from Tax Hikes Act (PATH Act).

For the six months ended June 30, 2016 and 2015, we recorded $117.3 million and $108.5 million of income tax expense and had an effective tax rate of 34.8% and 34.6%, respectively. The increase in our effective tax rate for the six months ended June 30, 2016 compared with the same period in 2015, was primarily due to the 2015 favorable closure of a Federal audit for tax years 2010 through 2012 and the resulting release of uncertain tax positions and favorable state law changes, partially offset by expired federal income tax credits later reinstated in the PATH Act.

Our effective tax rate may differ from the federal statutory income tax rate of 35.0%, due primarily to the effect of the domestic manufacturing deduction and state and local income taxes.

During the three and six months ended June 30, 2016 there were no significant changes to our uncertain tax positions. For more information, see Note 6, Income Taxes, of the Notes to Consolidated Financial Statements in "Part II, Item 8. Financial Statements and Supplementary Data" of our 2015 Annual Report on Form 10-K.

During the six months ended June 30, 2016 and 2015 cash paid for taxes, net of refunds received, was $83.3 million and $87.8 million, respectively.

5.     Inventories

We value our raw materials, work in process, and finished goods inventories using lower of cost, as determined by the average cost method, or market. Supplies and materials are valued at the first-in, first-out (FIFO) or average cost methods.

The components of inventories were as follows (dollars in millions):

	June 30, 2016	December 31, 2015
Raw materials	$256.5	$260.6
Work in process	11.9	14.2
Finished goods	182.2	189.7
Supplies and materials	220.7	212.3
Inventories	$671.3	$676.8

6.    Property, Plant, and Equipment

The components of property, plant, and equipment were as follows (dollars in millions):

	June 30, 2016	December 31, 2015
Land and land improvements	$147.8	$146.4
Buildings	645.5	640.9
Machinery and equipment	4,800.0	4,747.1
Construction in progress	172.8	119.1
Other	63.7	61.3
Property, plant, and equipment, at cost	5,829.8	5,714.8
Less accumulated depreciation	(3,019.9)	(2,882.7)
Property, plant, and equipment, net	$2,809.9	$2,832.1

Depreciation expense for the three months ended June 30, 2016 and 2015 was $79.9 million and $78.7 million, respectively. During the six months ended June 30, 2016 and 2015, depreciation expense was $160.6 million and $163.9 million, respectively. During the six months ended June 30, 2016 and 2015, we recognized $0.4 million and $9.0 million, respectively, of incremental depreciation expense from shortening the useful lives of assets related to facilities closures in 2016 and restructuring activities at our DeRidder, Louisiana mill in 2015.

At June 30, 2016 and December 31, 2015 purchases of property, plant, and equipment included in accounts payable were $33.1 million and $15.0 million, respectively.

7.     Goodwill and Intangible Assets

Goodwill

Goodwill represents the excess of the cost of an acquired business over the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed in a business combination. At both June 30, 2016 and December 31, 2015 we had $488.8 million of goodwill recorded in our Packaging segment and $55.2 million of goodwill recorded in our Paper segment on our Consolidated Balance Sheets.

Intangible Assets

Intangible assets are primarily comprised of customer relationships and trademarks and trade names.

The weighted average remaining useful life, gross carrying amount, and accumulated amortization of our intangible assets were as follows (dollars in millions):

	June 30, 2016			December 31, 2015
	Weighted Average Remaining Useful Life (in Years)	Gross Carrying Amount	Accumulated Amortization	Weighted Average Remaining Useful Life (in Years)	Gross Carrying Amount	Accumulated Amortization
Customer relationships	12.9	$311.5	$67.5	13.3	$311.5	$57.3
Trademarks and trade names	13.5	21.8	6.3	13.6	21.8	5.2
Other	0.7	0.2	0.2	1.2	0.2	0.2
Total intangible assets (excluding goodwill)	12.9	$333.5	$74.0	13.6	$333.5	$62.7

During the six months ended June 30, 2016 and 2015, amortization expense was $11.2 million and $11.4 million, respectively.

8.    Accrued Liabilities

The components of accrued liabilities were as follows (dollars in millions):

	June 30, 2016	December 31, 2015
Compensation and benefits	$88.7	$106.4
Medical insurance and workers’ compensation	30.1	31.1
Franchise, property, and sales and use taxes	17.7	16.0
Customer volume discounts and rebates	16.4	15.3
Environmental liabilities and asset retirement obligations	7.4	7.9
Severance, retention, and relocation	2.7	7.3
Other	7.2	9.5
Total	$170.2	$193.5

9.    Debt

During the six months ended June 30, 2016, we made principal payments of $3.3 million on our seven-year term loan due October 2020. For the six months ended June 30, 2016 and 2015 cash payments for interest were $43.1 million and $42.9 million, respectively.

Included in interest expense, net, are amortization of treasury lock settlements and amortization of financing costs. For both the three months ended June 30, 2016 and 2015 amortization of treasury lock settlements was $1.4 million, and for both the six months ended June 30, 2016 and 2015, amortization of treasury lock settlements was $2.8 million. For the three months ended June 30, 2016 and 2015 amortization of financing costs was $0.5 million and $0.4 million, respectively, and during the six months ended for both June 30, 2016 and 2015, amortization of financing costs was $0.9 million.

For more information on our long-term debt and interest rates on that debt, see Note 10, Debt, of the Notes to Consolidated Financial Statements in "Part II, Item 8. Financial Statements and Supplementary Data" of our 2015 Annual Report on Form 10-K.

At June 30, 2016 we had $1,650.0 million of fixed-rate senior notes and $658.8 million of variable-rate term loans outstanding. At June 30, 2016 the fair value of our fixed-rate debt was estimated to be $1,773.0 million. The difference between the book value and fair value is due to the difference between the period-end market interest rate and the stated rate of our fixed-rate debt. We estimated the fair value of our fixed-rate debt using quoted market prices (Level 2 inputs) within the fair value hierarchy, which is further defined in Note 2, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements in "Part II, Item 8. Financial Statements and Supplementary Data" of our 2015 Annual Report on Form 10-K. The fair value of our variable-rate term debt approximates the carrying amount as our cost of borrowing is variable and approximates current market rates.

10.     Employee Benefit Plans and Other Postretirement Benefits

The components of net periodic benefit cost for our pension plans were as follows (dollars in millions):

	Pension Plans
	Three Months Ended June 30		Six Months Ended June 30
	2016	2015	2016	2015
Service cost	$6.1	$6.0	$12.2	$11.8
Interest cost	10.2	11.5	20.4	23.0
Expected return on plan assets	(12.4)	(13.3)	(24.8)	(26.6)
Net amortization of unrecognized amounts
Prior service cost	1.4	1.4	2.8	2.8
Actuarial loss	1.4	2.2	2.8	4.3
Net periodic benefit cost	$6.7	$7.8	$13.4	$15.3

In April 2016, the Company provided notice to eligible participants that the Salaried Retiree Medical Plan would be frozen as of December 31, 2016. As a result of the freeze, eligible plan participants who do not retire and elect coverage before December 31, 2016 lose benefits attributable to service already rendered. In accordance with Accounting Standards Codification (ASC) 715, "Compensation--Retirement Benefits", the Company remeasured the Salaried Retiree Medical Plan benefit obligation using current assumptions, resulting in a decrease in the benefit obligation of $5.1 million with a corresponding increase in accumulated other comprehensive income of $3.1 million and deferred income taxes of $2.0 million.

PCA makes pension plan contributions that are sufficient to fund its actuarially determined costs, generally equal to the minimum amounts required by the Employee Retirement Income Security Act (ERISA). During the three and six months ended June 30, 2016 and 2015 payments to our nonqualified pension plans were insignificant. We made a contribution of $3.7 million to our qualified plans during the three and six months ended June 30, 2016; however, we did not make a contribution to our qualified plans during the same periods in 2015. We expect to contribute at least the estimated required minimum contributions to our qualified plans of approximately $27.0 million in 2016.

The components of net periodic benefit cost for our postretirement plans were as follows (dollars in millions):

	Postretirement Plans
	Three Months Ended June 30		Six Months Ended June 30
	2016	2015	2016	2015
Service cost	$0.2	$0.4	$0.4	$0.8
Interest cost	0.2	0.3	0.4	0.6
Net amortization of unrecognized amounts
Prior service cost	—	—	—	—
Actuarial loss	(0.2)	—	(0.4)	0.1
Net periodic benefit cost	$0.2	$0.7	$0.4	$1.5

11.     Share-Based Compensation

The Company has a long-term equity incentive plan, which allows for grants of restricted stock, performance awards, stock appreciation rights, and stock options to directors, officers, and employees, as well as others who engage in services for PCA. The Company has not granted option awards since 2007. The plan, as amended, terminates May 1, 2023 and authorizes 10.6 million shares of common stock for grant over the life of the plan. As of June 30, 2016, 1.2 million shares were available for future issuance under the plan. Forfeitures are added back to the pool of shares of common stock available to be granted at a future date.

The following table presents restricted stock and performance unit award activity for the six months ended June 30, 2016:

	Restricted Stock		Performance Units
	Shares	Weighted Average Grant- Date Fair Value	Shares	Weighted Average Grant- Date Fair Value
Outstanding at January 1, 2016	1,007,794	$49.47	175,675	$59.94
Granted	242,835	67.48	77,017	67.57
Vested (a)	(409,815)	32.64	(20,604)	57.58
Forfeitures	(14,440)	56.69	—	—
Outstanding at June 30, 2016	826,374	$62.99	232,088	$62.68
___________

(a)	Upon vesting of the performance unit awards, PCA issued 21,111 shares of its common stock, which included 507 shares for dividends accrued during the vesting period.

Compensation Expense

Our share-based compensation expense is recorded in "Selling, general, and administrative expenses". Compensation expense for share-based awards recognized in the Consolidated Statements of Income, net of forfeitures, was as follows (dollars in millions):

	Three Months Ended June 30		Six Months Ended June 30
	2016	2015	2016	2015
Restricted stock	$3.9	$4.4	$8.8	$8.0
Performance units	0.8	0.5	1.5	1.1
Total share-based compensation expense	4.7	4.9	10.3	9.1
Income tax benefit	(1.8)	(1.9)	(4.0)	(3.5)
Share-based compensation expense, net of tax benefit	$2.9	$3.0	$6.3	$5.6

The fair value of restricted stock and performance units is determined based on the closing price of the Company’s common stock on the grant date. As PCA’s Board of Directors has the ability to accelerate vesting of share-based awards upon an employee’s retirement, the Company accelerates the recognition of compensation expense for certain employees approaching normal retirement age.

The unrecognized compensation expense for all share-based awards at June 30, 2016 was as follows (dollars in millions):

	June 30, 2016
	Unrecognized Compensation Expense	Remaining Weighted Average Recognition Period (in years)
Restricted stock	$34.4	3.0
Performance units	10.0	3.2
Total unrecognized share-based compensation expense	$44.4	3.1

12.     Stockholders' Equity

Dividends

During the six months ended June 30, 2016, we paid $104.9 million of dividends to shareholders. On May 18, 2016 PCA's Board of Directors declared a regular quarterly cash dividend of $0.55 per share, which was paid on July 15, 2016 to shareholders of record as of June 15, 2016. The July 2016 dividend payment was $51.8 million.

Repurchases of Common Stock

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

During the six months ended June 30, 2016, we paid $100.3 million to repurchase 1,987,187 shares of common stock.

Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) (AOCI) by component were as follows. Amounts in parentheses indicate losses (dollars in millions):

	Unrealized Loss On Treasury Locks, Net		Unrealized Loss on Foreign Exchange Contracts	Unfunded Employee Benefit Obligations		Total
Balance at January 1, 2016	$(21.2)		$(0.4)	$(103.3)		$(124.9)
Other comprehensive income (loss) before reclassifications, net of tax	—		—	3.1		3.1
Amounts reclassified from AOCI, net of tax	1.7	(a)	—	3.2	(b)	4.9
Balance at June 30, 2016	$(19.5)		$(0.4)	$(97.0)		$(116.9)

Reclassifications out of AOCI were as follows. Amounts in parentheses indicate expenses in the Consolidated Statements of Income (dollars in millions):

	Amounts Reclassified from AOCI
	Three Months Ended June 30		Six Months Ended June 30		Affected Line Item in the Statement Where Net Income is Presented
Details about AOCI Components	2016	2015	2016	2015
Foreign currency translation adjustments	$—	$(4.2)	$—	$(4.2)	Other expense, net
	—	—	—	—	Tax benefit
	$—	$(4.2)	$—	$(4.2)	Net of tax

Unrealized loss on treasury locks, net	$(1.4)	$(1.4)	$(2.8)	$(2.8)	See (a) below
	0.6	0.5	1.1	1.1	Tax benefit
	$(0.8)	$(0.9)	$(1.7)	$(1.7)	Net of tax

Unfunded employee benefit obligations
Amortization of prior service costs	$(1.4)	$(1.4)	$(2.8)	$(2.8)	See (b) below
Amortization of actuarial losses	(1.2)	(2.2)	(2.4)	(4.4)	See (b) below
	(2.6)	(3.6)	(5.2)	(7.2)	Total before tax
	1.0	1.4	2.0	2.8	Tax benefit
	$(1.6)	$(2.2)	$(3.2)	$(4.4)	Net of tax
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

13.     Concentrations of Risk

Our Paper segment has had a long-standing commercial and contractual relationship with Office Depot, our largest customer in the paper business. This relationship exposes us to a significant concentration of business and financial risk. Our sales to Office Depot represent approximately 8% and 10% of our total Company sales revenue, for the six months ended June 30, 2016 and 2015, respectively, and approximately 41% and 45% of our Paper segment sales revenue for both those periods, respectively. At June 30, 2016 and December 31, 2015 we had $28.9 million and $39.5 million of accounts receivable due from Office Depot, which represents 4% and 6% of our total Company accounts receivable, respectively.

In 2015, sales to Office Depot represented 45% of our Paper segment sales. If these sales are reduced, we would need to find new customers. We may not be able to fully replace any lost sales, and any new sales may be at lower prices or higher costs. Any significant deterioration in the financial condition of Office Depot affecting its ability to pay or any other change that affects its willingness to purchase our products will harm our business and results of operations.

During the second quarter of 2016, Office Depot and Staples terminated their merger agreement, and the acquisition of Office Depot by Staples was not completed. We continue to do business in the ordinary course with Office Depot.

14.     Transactions With Related Parties

Louisiana Timber Procurement Company, L.L.C. (LTP) is a variable-interest entity that is 50% owned by PCA and 50% owned by Boise Cascade Company (Boise Cascade). LTP procures sawtimber, pulpwood, residual chips, and other residual wood fiber to meet the wood and fiber requirements of PCA and Boise Cascade in Louisiana. PCA is the primary beneficiary of LTP, and has the power to direct the activities that most significantly affect the economic performance of LTP. Therefore, we consolidate 100% of LTP in our financial statements in our Corporate and Other segment. The carrying amounts of LTP's assets and liabilities (which relate primarily to noninventory working capital items) on our Consolidated Balance Sheets were $3.9 million at June 30, 2016 and $4.5 million at December 31, 2015. During the three months ended June 30, 2016 and 2015, we recorded $17.1 million and $23.2 million, respectively, and during the six months ended June 30, 2016 and 2015 we recorded $39.3 million and $45.1 million, respectively, of LTP sales to Boise Cascade in "Net Sales" in the Consolidated Statements of Income and approximately the same amount of expenses in "Cost of Sales". The sales were at prices designed to approximate market prices.

During the three months ended June 30, 2016 and 2015 fiber purchases from related parties were $4.5 million and $5.0 million, respectively. Fiber purchases were $9.2 million and $11.3 million, respectively, during the six months ended June 30, 2016 and 2015. Most of these purchases related to chip and log purchases by LTP from Boise Cascade's wood products business. These purchases are recorded in "Cost of Sales" in the Consolidated Statements of Income.

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

Selected financial information by reportable segment was as follows (dollars in millions):

	Sales, net			Operating Income (Loss)
Three Months Ended June 30, 2016	Trade	Inter- segment	Total
Packaging	$1,123.6	$1.7	$1,125.3	$192.4	(a)
Paper	266.8	—	266.8	24.4	(a)
Corporate and Other	27.0	33.0	60.0	(16.6)
Intersegment eliminations	—	(34.7)	(34.7)	—
	$1,417.4	$—	$1,417.4	200.2
Interest expense, net				(22.5)
Income before taxes				$177.7

	Sales, net			Operating Income (Loss)
Three Months Ended June 30, 2015	Trade	Inter- segment	Total
Packaging	$1,140.9	$1.3	$1,142.2	$194.6	(b)
Paper	281.1	—	281.1	23.4
Corporate and Other	32.3	34.1	66.4	(20.4)	(c)
Intersegment eliminations	—	(35.4)	(35.4)	—
	$1,454.3	$—	$1,454.3	197.6
Interest expense, net				(22.2)
Income before taxes				$175.4

	Sales, net			Operating Income (Loss)
Six Months Ended June 30, 2016	Trade	Inter- segment	Total
Packaging	$2,217.4	$3.4	$2,220.8	$353.9	(a)
Paper	547.3	—	547.3	60.5	(a)
Corporate and Other	53.7	69.0	122.7	(33.4)
Intersegment eliminations	—	(72.4)	(72.4)	—
	$2,818.4	$—	$2,818.4	381.0
Interest expense				(44.1)
Income before taxes				$336.9

	Sales, net			Operating Income (Loss)
Six Months Ended June 30, 2015	Trade	Inter-segment	Total
Packaging	$2,238.8	$2.7	$2,241.5	$335.7	(b)
Paper	578.4	—	578.4	59.0
Corporate and Other	62.8	64.6	127.4	(40.0)	(c)
Intersegment eliminations	—	(67.3)	(67.3)	—
	$2,880.0	$—	$2,880.0	354.7
Interest expense				(41.4)
Income before taxes				$313.3
___________

(a)
The three and six months ended June 30, 2016 include $1.7 million and $4.5 million, respectively, of closure costs related to corrugated products facilities and a paper products facility. The closure costs are recorded within "Other expense, net" and "Cost of sales", as appropriate.

The three and six months ended June 30, 2016 include $0.3 million of acquisition-related costs for the announced TimBar Corporation acquisition, which we recorded in "Other expense, net".
The three and six months ended June 30, 2016 include $0.9 million of costs related to our withdrawal from a multiemployer pension plan for one of our corrugated products facilities.

(b)
The three and six months ended June 30, 2015 include $1.0 million of income and $9.3 million of expense, respectively, related to restructuring charges at our mill in DeRidder, Louisiana, which were recorded in "Other expense, net" and "Cost of sales", as appropriate.

The three and six months ended June 30, 2015 include $1.7 million and $2.6 million of Boise acquisition integration-related and other costs, respectively. These costs primarily relate to professional fees, severance, retention, relocation, travel, and other integration-related costs, and are mostly recorded in "Other expense, net".

(c)
The three and six months ended June 30, 2015 include $2.0 million and $4.6 million, respectively, of Boise acquisition integration-related and other costs, mostly recorded in "Other expense, net". Boise acquisition integration-related and other costs, primarily recorded in "Other expense, net".

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

Effective January 1, 2016, the Company adopted ASU 2015-03 (Topic 835): Simplifying the Presentation of Debt Issuance Costs. This ASU conforms the presentation of debt issuance costs with that required for debt discounts under U.S. Generally Accepted Accounting Principles (GAAP). Under the ASU, debt issuance costs are presented in the balance sheet as a direct deduction from the related liability rather than as an asset. We applied this guidance retrospectively, as required, and reclassified $12.3 million from "Other long-term assets" to "Long-term debt" on our December 31, 2015 Consolidated Balance Sheet to conform with current period presentation. At June 30, 2016 deferred financing costs were $11.5 million.

In July 2015, the FASB issued ASU 2015-11 (Topic 330): Simplifying the Measurement of Inventory. This ASU addresses only the measurement of inventory if its value declines or is impaired. The guidance on determining the cost of inventory is not amended. We continue to apply average cost to determine the cost of inventory and will then compare that to the net realizable value to determine if an inventory write-down is necessary. The ASU is effective January 1, 2017, and we do not expect it to have a material effect on our financial position or results of operations.

In May 2014, the FASB issued ASU 2014-09 (Topic 606): Revenue from Contracts with Customers. This ASU amends the guidance for revenue recognition to replace numerous, industry-specific requirements and converges areas under this topic with those of the International Financial Reporting Standards. The ASU implements a five-step process for customer contract revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards. The amendment also requires enhanced disclosures regarding the nature, amount, timing, and uncertainty of revenues and cash flows from contracts with customers. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers - Principal versus Agent Considerations (Reporting revenue gross versus net), which clarifies gross versus net revenue reporting when another party is involved in the transaction. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers-Identifying Performance Obligations and Licensing, which amends the revenue guidance on identifying performance obligations and accounting for licenses of intellectual property. In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers - Narrow-Scope Improvements and Practical Expedients, which provides narrow-scope improvements to the guidance on collectability, non-cash consideration, and completed contracts at transition. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. The standard will be effective for reporting periods beginning after December 15, 2017. We are still assessing the impact of ASU 2014-09, but we do not believe it will have a material effect on our financial position or results of operations.

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

Guarantees and Indemnifications

We provide guarantees, indemnifications, and other assurances to third parties in the normal course of our business. These include tort indemnifications, product guarantees, environmental assurances, and representations and warranties in commercial agreements. At June 30, 2016 we are not aware of any material liabilities arising from any guarantee, indemnification, or financial assurance we have provided. If we determined such a liability was probable and subject to reasonable determination, we would accrue for it at that time.

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

18.    Subsequent Events

The Company has disclosed the following subsequent event in accordance with Accounting Standards Codification (ASC) 855, “Subsequent Events.” Subsequent events have been evaluated through the filing date of this Form 10-Q.
On July 1, 2016, we entered into a definitive agreement to acquire substantially all the assets of TimBar Corporation in a cash-free, debt-free transaction, for a cash purchase price of $386 million. TimBar is a large independent corrugated products producer with $324 million net sales for the year ended December 31, 2015. TimBar’s operations include five corrugated products plants, two fulfillment centers and four design centers located primarily in the eastern and southeastern United States. Closing is subject to certain customary conditions and is expected in the third quarter of 2016. PCA expects to finance the transaction with a new term loan.
The operating results of TimBar will be included in PCA’s results upon closing of the transaction.
Additionally, on July 29, 2016, we repaid in full the $25 million that was outstanding under the five-year term loan due October 2018.

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

Overview

PCA is the fourth largest producer of containerboard and corrugated packaging products in the United States and the third largest producer of uncoated freesheet paper in North America, based on production capacity. We operate five containerboard mills, three paper mills, and 90 corrugated products manufacturing plants. Our corrugated products manufacturing plants produce a wide variety of corrugated packaging products, including conventional shipping containers used to protect and transport manufactured goods, multi-color boxes and displays with strong visual appeal that help to merchandise the packaged product in retail locations, and honeycomb protective packaging. In addition, we are a large producer of packaging for meat, fresh fruit and vegetables, processed food, beverages, and other industrial and consumer products. We also manufacture and sell white papers, including both commodity and specialty papers, which may have custom or specialized features such as colors, coatings, high brightness, and recycled content. We operate primarily in the United States.

This Item 2 is intended to supplement, and should be read in conjunction with, "Management’s Discussion and Analysis of Financial Condition and Results of Operations" included in our 2015 Annual Report on Form 10-K.

Executive Summary

Second quarter net sales were $1.42 billion in 2016 and $1.45 billion in 2015. We reported $116 million of net income, or $1.23 per diluted share, during the second quarter of 2016, compared with $114 million of net income, or $1.16 per diluted share, during the same period in 2015. Excluding the special items discussed below, we recorded $118 million of net income, or $1.25 per diluted share, during the second quarter of 2016, compared with $116 million, or $1.18 per diluted share, in the second quarter of 2015. Increased earnings per share was driven primarily by higher corrugated product volumes and lower costs for energy, fiber, and freight in our packaging and paper segments, and a lower share count resulting from share repurchases. Gains were partially offset by lower domestic containerboard, corrugated products, and white paper prices and mix, lower containerboard export prices, and lower containerboard and pulp volume.

During the first six months of 2016 we reported $220 million of net income, or $2.32 per diluted share, compared with $205 million, or $2.08 per diluted share, during the same period in 2015. Excluding special items discussed below, we recorded $223 million of net income, or $2.36 per diluted share, during the first six months of 2016, compared with $215 million, or $2.19 per diluted share, in the first six months of 2015. Increased earnings per share was driven primarily by higher volumes and lower maintenance costs in our packaging segment; energy, fiber and freight costs were lower in both our packaging and paper segments, and a lower share count resulting from share repurchases. Gains were partially offset by lower prices and mix in white paper, containerboard, and corrugated products.

Packaging segment income from operations was $192 million in the second quarter of 2016, compared to $195 million in the second quarter of 2015. Packaging segment earnings before interest, taxes, depreciation, amortization, and depletion (EBITDA) excluding special items was $267 million in each of the second quarters of 2016 and 2015. Compared to the second quarter of 2015, corrugated products shipments were higher while containerboard and corrugated prices and mix were down due to lower export prices and industry published price decreases. During the second quarter of 2016, we successfully completed scheduled maintenance outages at our Tomahawk, Counce, and Wallula mills.

Packaging segment income from operations was $354 million in the first six months of 2016, compared to $336 million in the first six months of 2015. Packaging segment EBITDA excluding special items was $503 million in the first six months of 2016, compared to $489 million in the first six months of 2015. Compared to the first six months of 2015, both containerboard and corrugated products shipments were higher with lower mill outage and energy costs, while containerboard and corrugated prices and mix were down.

Paper segment income from operations was $24 million in the second quarter of 2016, compared to $23 million in the second quarter of 2015. Paper segment EBITDA excluding special items increased to $39 million in the second quarter of 2016, compared to $37 million in the second quarter of 2015. White paper shipments were flat and pulp shipments were lower, compared with last year’s second quarter. White paper prices and mix were unfavorable to last year’s second quarter; however, our mills ran efficiently and effectively managed costs throughout the quarter, leading to strong margin performance.

Paper segment income from operations was $61 million in the first six months of 2016, compared to $59 million in the first six months of 2015. Paper segment EBITDA excluding special items was $90 million in the first six months of 2016, compared to $86 million in the first six months of 2015. White paper shipments were flat and pulp shipments were lower, compared with the first six months of last year. White paper prices and mix were unfavorable; however, fiber and energy costs were lower, leading to increased margins.

Special Items and Earnings per Diluted Share, Excluding Special Items

The second quarters of 2016 and 2015 both included $3 million of pre-tax expense for special items. The special items in the second quarter of 2016 included $2 million for to facilities closure costs related to corrugated manufacturing facilities and a paper distribution center and $1 million related to our withdrawal from a multiemployer pension plan for one of our corrugated products facilities. The three months ended June 30, 2015 included $4 million of Boise acquisition integration-related and other costs and $1.0 million of income for insurance proceeds received related to the DeRidder mill restructuring.

The six months ended June 30, 2016 included $6 million of pre-tax expense for special items, compared with $16 million of pre-tax expense for special items during the same period in 2015. The six months ended June 30, 2016 included $5 million for facilities closure costs related to corrugated manufacturing facilities and a paper distribution center and $1 million related to our withdrawal from a multiemployer pension plan for one of our corrugated products facilities. The six months ended June 30, 2015 included $7 million of Boise acquisition integration-related and other costs and $9 million of expenses related to the DeRidder mill restructuring.

A reconciliation of reported earnings per diluted share to earnings per share, excluding special items, for the three and six months ended June 30, 2016 and 2015 are as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2016	2015	2016	2015
Earnings per diluted share, as reported	$1.23	$1.16	$2.32	$2.08
Special items (a):
Facilities closure costs	0.01	—	0.03	—
Multiemployer pension plan withdrawal	0.01	—	0.01	—
Acquisition-related costs	—	—	—	—
DeRidder restructuring	—	(0.01)	—	0.06
Integration-related and other costs	—	0.03	—	0.05
Total special items	0.02	0.02	0.04	0.11
Earnings per diluted share, excluding special items	$1.25	$1.18	$2.36	$2.19
____________

(a)
See "Reconciliations of Non-GAAP Financial Measures to Reported Amounts" in this Management's Discussion and Analysis of Financial Condition and Results of Operations for more information on the special items.

Management excludes special items as it believes these items are not necessarily reflective of the ongoing results of operations of our business. We present these measures because they provide a means to evaluate the performance of our segments and our company on an ongoing basis using the same measures that are used by our management, because these measures assist in providing a meaningful comparison between periods presented and because these measures are frequently used by investors and other interested parties in the evaluation of companies and the performance of their segments. A reconciliation of diluted EPS to diluted EPS excluding special items is included above and the reconciliations of other non-GAAP measures used in this Management's Discussion and Analysis of Financial Condition and Results of Operations, to the most comparable measure reported in accordance with GAAP, are included in Item 2 under "Reconciliations of Non-GAAP Financial Measures to Reported Amounts." Any analysis of non-GAAP financial measures should be done in conjunction with results presented in accordance with GAAP. The non-GAAP measures are not intended to be substitutes for GAAP financial measures and should not be used as such.

Industry and Business Conditions

Trade publications reported that industry-wide corrugated products shipments increased 1.8% during the second quarter of 2016, compared with the same quarter in 2015, and remained essentially flat per workday with one less workday in 2015. Reported industry containerboard production was flat compared with the second quarter of 2015, and reported industry containerboard inventories at the end of the second quarter of 2016 were approximately 2.4 million tons, down 2.6% compared to the same period in 2015. Reported containerboard export shipments were up 1.7% compared to the second quarter of 2015.

The market for communication papers competes heavily with electronic data transmission and document storage alternatives. Increasing shifts to these alternatives have reduced usage of traditional print media and communication papers. Trade publications reported that uncoated freesheet paper shipments were down 2.8% in the second quarter of 2016, compared with the same quarter in 2015. Average prices reported by a trade publication for cut size office papers were lower by $27 per ton, or 2.7%, in the second quarter of 2016, compared with the second quarter of 2015.

Outlook

Looking ahead to the third quarter 2016, we expect higher containerboard, corrugated products and white paper shipments. Paper prices should move higher reflecting continued realization of the announced price increases in first quarter 2016, and our annual outage costs will be lower. We expect a less rich mix in corrugated products and higher prices for recycled fiber, electricity and fuels. Considering these items, we expect third quarter earnings, excluding special items, to be higher than our second quarter earnings. We expect to complete the acquisition of TimBar later in the third quarter, subject to the satisfaction of customary conditions.

Results of Operations

Three Months Ended June 30, 2016, compared with Three Months Ended June 30, 2015

The historical results of operations of PCA for the three months ended June 30, 2016 and 2015 are set forth below (dollars in millions):

	Three Months Ended June 30
	2016	2015	Change
Packaging	$1,125	$1,142	$(17)
Paper	267	281	(14)
Corporate and Other	60	66	(6)
Intersegment eliminations	(35)	(35)	—
Net sales	$1,417	$1,454	$(37)

Packaging	$192	$195	$(3)
Paper	24	23	1
Corporate and Other	(16)	(21)	5
Income from operations	$200	$197	$3
Interest expense, net	(22)	(22)	—
Income before taxes	178	175	3
Income tax provision	(62)	(61)	(1)
Net income	$116	$114	$2
Non-GAAP Measures (a)
Net income excluding special items	$118	$116	$2
Consolidated EBITDA	288	284	4
Consolidated EBITDA excluding special items	290	287	3
Packaging EBITDA	264	267	(3)
Packaging EBITDA excluding special items	267	267	—
Paper EBITDA	39	37	2
Paper EBITDA excluding special items	39	37	2
____________

(a)	See "Reconciliations of Non-GAAP Financial Measures to Reported Amounts" included in this Item 2 for a reconciliation of non-GAAP measures to the most comparable GAAP measure.

Net Sales

Net sales decreased $37 million, or 2.5%, to $1,417 million during the three months ended June 30, 2016, compared with $1,454 million during the same period in 2015.

Packaging. Net sales decreased $17 million, or 1.5%, to $1,125 million, compared with $1,142 million in the second quarter of 2015, primarily due to lower export and domestic containerboard and corrugated products price and mix ($30 million) and lower domestic and export containerboard volume ($4 million), partially offset by increased corrugated products volume ($17 million). Our domestic and export containerboard prices in the second quarter of 2016 decreased 4.9% and 8.6%, respectively, compared with the same quarter last year, due to published price decreases. In the second quarter of 2016, our containerboard outside shipments decreased 8.0%, and corrugated products shipments were up 2.2%, compared with the second quarter of 2015.

Paper. Net sales during the three months ended June 30, 2016 decreased $14 million, or 5.0%, to $267 million, compared with $281 million in the second quarter of 2015. Sales decreased primarily due to lower volume ($13 million) and changes in price and mix ($1 million). White paper prices and mix in the second quarter of 2016 decreased 3.0% compared with the same period last year. In the second quarter of 2016, our white paper shipments increased slightly, which was more than offset by lower pulp shipments (17,000 tons) compared to the second quarter of 2015.

Gross Profit

Gross profit was relatively flat, increasing $2 million during the three months ended June 30, 2016, compared with the same period in 2015. The increase was primarily due to higher corrugated products volumes and lower energy, freight, and fiber, partially offset by lower prices and mix in white paper, containerboard and corrugated products. In the second quarters of 2016 and 2015, there were no significant special items impacting gross profit.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses were relatively flat, decreasing $1 million during the three months ended June 30, 2016, compared with the same period in 2015. The decrease was due primarily to lower administrative employee costs.

Other Expense, Net

Other expense, net, during the three months ended June 30, 2016 was $5 million, compared with $4 million during the three months ended June 30, 2015. The second quarter of 2016 included $1 million of facilities closure costs, $1 million of asset disposal expense, and $1 million of costs related to our withdrawal from a multiemployer pension plan for one of our corrugated products facilities. The second quarter of 2015 included $4 million of asset disposal expense and $4 million of integration-related and other costs, partially offset by $1 million of insurance proceeds received related to the DeRidder mill restructuring. We discuss these items in more detail in Note 3, Other Expense, Net of the Condensed Notes to Unaudited Quarterly Consolidated Financial Statements in "Part I, Item1. Financial Statements" of this Form 10-Q.

Income from Operations

Income from operations increased $3 million, or 1.5%, during the three months ended June 30, 2016, compared with the same period in 2015. The second quarters of 2016 and 2015 each included $3 million of expense from special items. The special items in the second quarter of 2016 included $2 million related to facilities closure costs related to corrugated manufacturing facilities and a paper distribution center and $1 million related to our withdrawal from a multiemployer pension plan for one of our corrugated products facilities. The three months ended June 30, 2015 included $4 million of Boise acquisition integration-related and other costs and $1 million of income for insurance proceeds received related to the DeRidder mill restructuring. In addition to the net difference resulting from special items of $3 million discussed above, income from operations increased $3 million during the three months ended June 30, 2016, compared with the same period in 2015. The increase was primarily due to increased corrugated products volumes and lower operating costs, partially offset by lower prices and mix in white paper, containerboard and corrugated products.

Packaging. Packaging segment income from operations was relatively flat, decreasing $3 million to $192 million, compared with $195 million during the three months ended June 30, 2015. The decrease in the second quarter of 2016 related primarily to lower domestic containerboard and corrugated products prices and mix ($6 million), lower domestic and export containerboard volume ($6 million), lower export prices ($4 million), higher depreciation and other fixed costs ($3 million), and higher labor costs ($1 million), offset by lower freight costs ($6 million), higher corrugated products volume ($6 million), and lower energy costs ($6 million). Special items included $1 million of facilities closure costs and $1 million related to our withdrawal from a multiemployer pension plan for one of our corrugated products facilities in the second quarter of 2016 and $1 million of income for insurance proceeds received related to the DeRidder mill restructuring and $2 million of integration-related and other costs related to the Boise acquisition for the same period in 2015.

Paper. Paper segment income from operations was relatively flat, increasing $1 million to $24 million, compared with $23 million during the three months ended June 30, 2015. The increase primarily related to lower fiber ($6 million) and energy ($3 million) costs, partially offset by lower white paper prices and mix ($2 million), lower pulp volume ($3 million), and higher mill outage costs ($2 million).

Interest Expense, Net, and Income Taxes

Interest expense, net, remained flat at $22 million in both the three months ended June 30, 2016 and 2015.

During the three months ended June 30, 2016, we recorded $62 million of income tax expense, compared with $61 million of expense during the three months ended June 30, 2015. The effective tax rate for the three months ended June 30, 2016 and 2015 was 34.8% and 35.0%, respectively.

Six Months Ended June 30, 2016, compared with Six Months Ended June 30, 2015

	Six Months Ended June 30
	2016	2015	Change
Packaging	$2,221	$2,242	$(21)
Paper	547	578	(31)
Corporate and Other	122	127	(5)
Intersegment eliminations	(72)	(67)	(5)
Net sales	$2,818	$2,880	$(62)

Packaging	$354	$336	$18
Paper	61	59	2
Corporate and Other	(34)	(40)	6
Income from operations	$381	$355	$26
Interest expense, net	(44)	(42)	(2)
Income before taxes	337	313	24
Income tax provision	(117)	(108)	(9)
Net income	$220	$205	$15
Non-GAAP Measures (a)
Net income excluding special items	$223	$215	$8
Consolidated EBITDA	557	535	22
Consolidated EBITDA excluding special items	563	542	21
Packaging EBITDA	499	487	12
Packaging EBITDA excluding special items	503	489	14
Paper EBITDA	89	86	3
Paper EBITDA excluding special items	90	86	4
____________

(a)	See "Reconciliations of Non-GAAP Financial Measures to Reported Amounts" included in this Item 2 for a reconciliation of non-GAAP measures to the most comparable GAAP measure.

Net Sales

Net sales decreased $62 million, or 2.2%, to $2,818 million during the six months ended June 30, 2016, compared with $2,880 million during the same period in 2015.

Packaging. Net sales decreased $21 million, or 0.9%, to $2,221 million, compared with $2,242 million in the six months ended June 30, 2015, primarily due to lower export and domestic containerboard and corrugated products price and mix ($48 million), lower sales due to the divestiture of our Hexacomb operations in Mexico and Europe in 2015 ($11 million), and lower export and domestic containerboard volume ($5 million), partially offset by increased corrugated products volumes ($43 million). Domestic and export containerboard prices in the first six months of 2016 decreased 4.5% and 8.0%, respectively, compared with the same period last year, due to published price decreases. In the first six months of 2016, our containerboard outside shipments decreased 4.7%, and corrugated products shipments were up 2.8%, compared with the first six months of 2015.

Paper. Net sales during the six months ended June 30, 2016 decreased $31 million, or 5.4%, to $547 million, compared with $578 million in the six months ended June 30, 2015. Sales decreased primarily due to lower volume ($26 million) and changes in price and mix ($5 million). White paper prices and mix in the first six months of 2016 decreased 3.0%

compared with the same period last year. In the first six months of 2016, our white paper shipments were flat and pulp shipments decreased (27,000 tons) compared with the same period last year.

Gross Profit

Gross profit increased $24 million, or 4.0%, during the six months ended June 30, 2016, compared with the same period in 2015. The increase was primarily due to higher corrugated products volumes and lower energy, fiber, freight, and maintenance costs, partially offset by lower white paper, containerboard and corrugated products prices and mix, and lower pulp volume. In the first six months of 2016 and 2015, gross profit included special items of $1 million for facilities closure costs and $9 million for DeRidder mill restructuring charges, respectively, most of which related to incremental depreciation expense associated with changing the estimated useful lives of mill assets.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses decreased $4 million, or 1.7%, during the six months ended June 30, 2016, compared with the same period in 2015. The decrease was due primarily to lower administrative employee costs from the headcount reductions related to the Boise integration.

Other Expense, Net

Other expense, net, during the six months ended June 30, 2016 was $9 million, compared with $7 million during the six months ended June 30, 2015. The six months ended June 30, 2016 included $3 million of facilities closure costs, $3 million of asset disposal expense, and $1 million of costs related to our withdrawal from a multiemployer pension plan for one of our corrugated products facilities. The six months ended June 30, 2015 included $7 million of integration-related and other costs relating to the Boise acquisition and $5 million of asset disposal expense, partially offset by $4 million of income from a refundable state tax credit received related to our investments and the jobs retained at DeRidder. We discuss these items in more detail in Note 3, Other Expense, Net of the Condensed Notes to Unaudited Quarterly Consolidated Financial Statements in "Part I, Item1. Financial Statements" of this Form 10-Q.

Income from Operations

Income from operations increased $26 million, or 7.3%, during the six months ended June 30, 2016, compared with the same period in 2015. The first six months of 2016 included $6 million of expense from special items, compared with $16 million of expense from special items in the first six months of 2015. Special items for the six months ended June 30, 2016 included $4 million related to facilities closure costs related to corrugated manufacturing facilities and a paper distribution center and $1 million related to our withdrawal from a multiemployer pension plan for one of our corrugated products facilities. The six months ended June 30, 2015 included $9 million of charges related to restructuring the DeRidder mill and $7 million of Boise acquisition integration-related and other costs. In addition to the net difference resulting from special items of $6 million discussed above, income from operations increased $16 million during the six months ended June 30, 2016, compared with the same period in 2015. The increase was primarily due to increased corrugated products volumes and lower operating costs, partially offset by lower prices and mix in white paper, containerboard and corrugated products.

Packaging. Packaging segment income from operations increased $18 million, or 5.4%, to $354 million, compared with $336 million during the six months ended June 30, 2015. The increase in the first six months of 2016 related primarily to lower mill outage ($13 million), freight ($12 million), and energy ($10 million) costs, higher volume ($5 million), and lower expense for special items ($8 million) compared to the same period in 2015, offset partially by lower containerboard and corrugated products prices and mix ($19 million), depreciation ($4 million), and labor ($4 million) costs, and a state incentive received in 2015 related to investments at our DeRidder mill ($4 million). Special items included $3 million of facilities closure costs and $1 million related to our withdrawal from a multiemployer pension plan for one of our corrugated products facilities in the first six months of 2016 and $9 million of DeRidder restructuring charges and $3 million of integration-related and other costs relating to the Boise acquisition for the same period in 2015.

Paper. Paper segment income from operations was relatively flat, increasing $2 million to $61 million, compared to the six months ended June 30, 2015. Costs were lower for fiber ($11 million) and energy ($8 million) in the first half of 2016 compared to the same period in 2015, partially offset by lower white paper prices and mix ($7 million), lower pulp volume ($6 million), and higher mill outage ($2 million) costs and other costs that were individually insignificant.

Interest Expense, Net, and Income Taxes

Interest expense, net, was $44 million during the six months ended June 30, 2016, compared with $42 million during the six months ended June 30, 2015. The increase in interest expense was primarily due to lower interest rebate income related to one of our term loans recorded in the first quarter of 2016 compared to the first quarter of 2015.

During the six months ended June 30, 2016, we recorded $117 million of income tax expense, compared with $108 million of expense during the six months ended June 30, 2015. The effective tax rate for the six months ended June 30, 2016 and 2015 was 34.8% and 34.6%, respectively.

Liquidity and Capital Resources

Sources and Uses of Cash

Our primary sources of liquidity are net cash provided by operating activities and available borrowing capacity under our revolving credit facility. At June 30, 2016 we had $214 million of cash and $326 million of unused borrowing capacity under the revolving credit facility, net of letters of credit. Currently, our primary uses of cash are for operations, capital expenditures, debt service (including voluntary payments of debt), repurchases of common stock, and declared common stock dividends. We believe that net cash generated from operating activities, cash on hand, available borrowings under our revolving credit facility, and available capital through access to capital markets will be adequate to meet our liquidity and capital requirements, including payments of any declared common stock dividends, for the foreseeable future. As our debt or credit facilities become due, we will need to repay, extend, or replace such facilities. Our ability to do so will be subject to future economic conditions and financial, business, and other factors, many of which are beyond our control.

Below is a summary table of our cash flows, followed by a discussion of our sources and uses of cash through operating activities, investing activities, and financing activities (dollars in millions):

	Six Months Ended June 30
	2016	2015	Change
Net cash provided by (used for):
Operating activities	$371	$305	$66
Investing activities	(128)	(124)	(4)
Financing activities	(214)	(142)	(72)
Net increase in cash and cash equivalents	$29	$39	$(10)

Operating Activities

During the six months ended June 30, 2016, net cash provided by operating activities was $371 million, compared with $305 million in the same period in 2015, an increase of $66 million. Cash from operations excluding changes in cash used for operating assets and liabilities increased $8 million, primarily due to higher income as discussed above. The remaining $58 million increase from changes in cash used for operating assets and liabilities was primarily due to the following: (a) a smaller increase in our accounts receivable in the first six months of 2016 related to differences in the timing of collections of receivables, primarily in the Paper segment and (b) an increase in taxes payable resulting from higher taxable income levels in the first six months of 2016 compared to the same quarter in the prior period. Cash requirements for operating activities are subject to PCA’s operating needs and the timing of collection of receivables and payments of payables and expenses.

Investing Activities

Net cash used for investing activities during the six months ended June 30, 2016 decreased $4 million, to $128 million, compared with $124 million during the same period in 2015. We spent $122 million for capital investments during the six months ended June 30, 2016, compared with $142 million during the same period in 2015. We received $23.0 million of cash proceeds for the sale of our Hexacomb corrugated manufacturing operations in Mexico and Europe during the first six months of 2015.

We expect capital investments to be between $250 million and $285 million in 2016, excluding any acquisitions or other strategic activities. These expenditures could increase or decrease as a result of a number of factors, including our financial results, future economic conditions, and our regulatory compliance requirements. We currently estimate capital expenditures to comply with Boiler MACT regulations in 2016 of up to $3 million, and we expect other environmental capital expenditures of about $5 million in 2016. Our estimated environmental expenditures could vary significantly depending upon the enactment of new environmental laws and regulations, including those related to greenhouse gas emissions and industrial boilers. For additional information, see "Environmental Matters" in "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of our 2015 Annual Report on Form 10-K.

Financing Activities

During the six months ended June 30, 2016, we used $214 million for financing activities, compared with $142 million during the same period in 2015. The increase in cash used for financing activities primarily related to an increase in share repurchases and a higher dividend payment. In the first six months of 2016, we paid $105 million of dividends compared with $93 million of dividends paid during the first six months of 2015. On February 26, 2015 PCA's Board of Directors increased the regular quarterly cash dividend to $0.55 per share from the previous $0.40 per share dividend, beginning with the dividend paid on April 15, 2015. During the six months ended June 30, 2016, we paid $100 million to repurchase 1,987,187 shares of common stock, compared with $43 million of share repurchases in the same period in 2015. We also withheld shares from vesting equity awards to cover employee tax liabilities of $10 million in the first six months of 2016, compared with $7 million in the same period of 2015.

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

Contractual Obligations

On July 1, 2016 we entered into a definitive agreement to acquire substantially all of the assets of TimBar Corporation for a cash purchase price of $386 million. Closing is subject to certain customary conditions and is expected in the third quarter of 2016.

There have been no other material changes to the contractual obligations table disclosed in Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" of our 2015 Annual Report on Form 10-K.

Reconciliations of Non-GAAP Financial Measures to Reported Amounts

Income from operations excluding special items, net income excluding special items, EBITDA, and EBITDA excluding special items are non-GAAP financial measures. Management excludes special items as it believes that these items are not necessarily reflective of the ongoing operations of our business. These measures are presented because they provide a means to evaluate the performance of our segments and our Company on an ongoing basis using the same measures that are used by our management, because these measures assist in providing a meaningful comparison between periods and because these measures are frequently used by investors and other interested parties in the evaluation of companies and the performance of their segments. Any analysis of non-GAAP financial measures should be done in conjunction with results presented in accordance with GAAP. The non-GAAP measures are not intended to be substitutes for GAAP financial measures and should not be used as such. Reconciliations of the non-GAAP measures to the most comparable measure reported in accordance with GAAP for the three and six months ended June 30, 2016 and 2015 follow (dollars in millions):

	Three Months Ended June 30
	2016			2015
	Income before Taxes	Income Taxes	Net Income	Income before Taxes	Income Taxes	Net Income
As reported in accordance with GAAP	$177.7	$(61.8)	$115.9	$175.4	$(61.4)	$114.0
Special items:
Facilities closure costs (a)	1.7	(0.7)	1.0	—	—	—
Acquisition-related costs (b)	0.3	(0.1)	0.2	—	—	—
Multiemployer pension plan withdrawal (c)	0.9	(0.3)	0.6	—	—	—
DeRidder restructuring (d)	—	—	—	(1.0)	0.3	(0.7)
Integration-related and other costs (e)	—	—	—	3.7	(1.4)	2.3
Total special items	2.9	(1.1)	1.8	2.7	(1.1)	1.6
Excluding special items	$180.6	$(62.9)	$117.7	$178.1	$(62.5)	$115.6

	Six Months Ended June 30
	2016			2015
	Income before Taxes	Income Taxes	Net Income	Income before Taxes	Income Taxes	Net Income
As reported in accordance with GAAP	$336.9	$(117.3)	$219.6	$313.3	$(108.5)	$204.8
Special items:
Facilities closure costs (a)	4.5	(1.6)	2.9	—	—	—
Acquisition-related costs (b)	0.3	(0.1)	0.2	—	—	—
Multiemployer pension plan withdrawal (c)	0.9	(0.3)	0.6	—	—	—
DeRidder restructuring (d)	—	—	—	9.3	(3.4)	5.9
Integration-related and other costs (e)	—	—	—	7.2	(2.7)	4.5
Total special items	5.7	(2.0)	3.7	16.5	(6.1)	10.4
Excluding special items	$342.6	$(119.3)	$223.3	$329.8	$(114.6)	$215.2

______

(a)
The three and six months ended June 30, 2016 include facilities closure costs related to a corrugated products facility and a paper products facility. The closure costs are recorded within "Other expense, net" and "Cost of sales", as appropriate.

(b)	The three and six months ended June 30, 2016 include acquisition-related costs for the announced TimBar Corporation acquisition, which we recorded in "Other expense, net".

(c)
The three and six months ended June 30, 2016 include costs related to our withdrawal from a multiemployer pension plan for one of our corrugated products facilities. The costs are recorded in "Other expense, net".

(d)
The three and six months ended June 30, 2015 include restructuring charges at our mill in DeRidder, Louisiana. The restructuring charges primarily related to accelerated depreciation and were mostly recorded in "Cost of sales".

(e)
The three and six months ended June 30, 2015 include Boise acquisition integration-related and other costs, mostly recorded in "Other income (expense), net". These costs primarily relate to professional fees, severance, retention, relocation, travel, and other integration-related costs.

The following table reconciles net income to EBITDA and EBITDA excluding special items for the periods indicated (dollars in millions):

	Three Months Ended June 30		Six Months Ended June 30
	2016	2015	2016	2015
Net income	$115.9	$114.0	$219.6	$204.8
Interest expense, net	22.5	22.2	44.1	41.4
Income tax provision	61.8	61.4	117.3	108.5
Depreciation, amortization, and depletion	87.6	86.8	176.3	180.2
EBITDA	$287.8	$284.4	$557.3	$534.9
Special items:
Facilities closure costs	1.4	—	4.1	—
Acquisition-related costs	0.3	—	0.3	—
Multiemployer pension plan withdrawal	0.9	—	0.9	—
DeRidder restructuring	—	(1.0)	—	0.3
Integration-related and other costs	—	3.7	—	7.2
EBITDA excluding special items	$290.4	$287.1	$562.6	$542.4

The following table reconciles segment income (loss) to EBITDA and EBITDA excluding special items (dollars in millions):

	Three Months Ended June 30		Six Months Ended June 30
	2016	2015	2016	2015
Packaging
Segment income	$192.4	$194.6	$353.9	$335.7
Depreciation, amortization, and depletion	72.0	72.1	145.3	150.8
EBITDA	264.4	266.7	499.2	486.5
Facilities closure costs	1.4	—	3.3	—
Multiemployer pension plan withdrawal	0.9	—	0.9	—
DeRidder restructuring	—	(1.0)	—	0.3
Integration-related and other costs	—	1.7	—	2.6
EBITDA excluding special items	$266.7	$267.4	$503.4	$489.4

Paper
Segment income	$24.4	$23.4	$60.5	$59.0
Depreciation, amortization, and depletion	14.3	13.7	28.5	27.4
EBITDA	38.7	37.1	89.0	86.4
Facilities closure costs	—	—	0.8	—
EBITDA excluding special items	$38.7	$37.1	$89.8	$86.4

Corporate and Other
Segment loss	$(16.6)	$(20.4)	$(33.4)	$(40.0)
Depreciation, amortization, and depletion	1.3	1.0	2.5	2.0
EBITDA	(15.3)	(19.4)	(30.9)	(38.0)
Acquisition-related costs	0.3	—	0.3	—
Integration-related and other costs	—	2.0	—	4.6
EBITDA excluding special items	$(15.0)	$(17.4)	$(30.6)	$(33.4)

EBITDA excluding special items	$290.4	$287.1	$562.6	$542.4

Market Risk and Risk Management Policies

PCA is exposed to the impact of interest rate changes and changes in the market value of its financial instruments. We periodically enter into derivatives to minimize these risks, but not for trading purposes. At June 30, 2016 we had no derivative instruments outstanding. For a discussion of derivatives and hedging activities, see Note 14, Derivative Instruments and Hedging Activities, of the Notes to Consolidated Financial Statements in "Part II, Item 8. Financial Statements and Supplementary Data" of our 2015 Annual Report on Form 10-K.

The interest rates on approximately 70% of PCA’s debt are fixed. A one percent increase in interest rates related to variable-rate debt would have resulted in an increase in interest expense and a corresponding decrease in income before taxes of approximately $7 million annually.

Off-Balance-Sheet Activities

The Company does not have any off-balance sheet arrangements as of June 30, 2016.

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

PCA has included in its 2015 Annual Report on Form 10-K a discussion of its critical accounting policies and estimates which require management's most difficult, subjective, or complex judgments used in the preparation of its consolidated financial statements. PCA has not had any changes to these critical accounting estimates during the first six months of 2016.

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

Forward-Looking Statements

Some of the statements in this Quarterly Report on Form 10-Q, and in particular, statements found in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, that are not historical in nature are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are often identified by the words "will," "should," "anticipate," "believe," "expect," "intend," "estimate," "hope," or similar expressions. These statements reflect management’s current views with respect to future events and are subject to risks and uncertainties. There are important factors that could cause actual results to differ materially from those in forward-looking statements, many of which are beyond our control. These factors, risks and uncertainties include the following:

•	the impact of general economic conditions;

•	the impact of acquired businesses and risks and uncertainties regarding operation, expected benefits and integration of such businesses;

•	containerboard, corrugated products, and white paper general industry conditions, including competition, product demand, product pricing, and input costs;

•	fluctuations in wood fiber and recycled fiber costs;

•	fluctuations in purchased energy costs;

•	the possibility of unplanned outages or interruptions at our principal facilities; and

•	legislative or regulatory actions or requirements, particularly concerning environmental or tax matters.
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

Prior to filing this report, PCA completed an evaluation under the supervision and with the participation of PCA’s management, including PCA’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of PCA’s disclosure controls and procedures as of June 30, 2016. The evaluation of PCA’s disclosure controls and procedures included a review of the controls’ objectives and design, PCA’s implementation of the controls, and the effect of the controls on the information generated for use in this report. Based on this evaluation, PCA’s Chief Executive Officer and Chief Financial Officer concluded that PCA’s disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2016.

During the quarter ended June 30, 2016 there were no changes in internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, PCA’s internal control over financial reporting.

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

The following table presents information related to our repurchases of common stock made under share repurchase authorizations approved by our board of directors on February 25, 2016 and shares withheld to cover taxes on vesting of equity awards, during the three months ended June 30, 2016:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in millions)
April 1-30, 2016	2,344	$60.18	—	$193.0
May 1-31, 2016	551	64.90	—	193.0
June 1-30, 2016	114,263	68.14	—	193.0
Total	117,158	$67.97	—	$193.0
 ____________

(a)	All shares were withheld from employees to cover income and payroll taxes on equity awards that vested during the period.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS

Exhibit Number	Description
10.1	Form of executive officer restricted stock award (June 20, 2016)†
10.2	Form of executive officer performance unit award (June 20, 2016)†
31.1	Certification of Chief Executive Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. †
31.2	Certification of Chief Financial Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. †
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †
101
The following financial information from Packaging Corporation of America’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Income and Comprehensive Income for the three months ended June 30, 2016 and 2015, (ii) Consolidated Balance Sheets at June 30, 2016 and December 31, 2015, (iii) Consolidated Statements of Cash Flows for the three months ended June 30, 2016 and 2015, and (iv) the Condensed Notes to Unaudited Quarterly Consolidated Financial Statements. †

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
Date: August 5, 2016