Form 10-Q
period 2016-09-30
PACKAGING CORP OF AMERICA
filed 2016-11-04
CIK 75677

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________
FORM 10-Q
_______________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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

As of October 28, 2016 the Registrant had outstanding 94,226,326 shares of common stock, par value $0.01 per share.

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

i

PART I
FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

Packaging Corporation of America
Consolidated Statements of Income and Comprehensive Income
(unaudited, dollars in millions, except per-share data)

	Three Months Ended September 30		Nine Months Ended September 30
	2016	2015	2016	2015
Statements of Income:
Net sales	$1,484.0	$1,470.8	$4,302.4	$4,350.8
Cost of sales	(1,154.5)	(1,142.5)	(3,353.8)	(3,427.9)
Gross profit	329.5	328.3	948.6	922.9
Selling, general, and administrative expenses	(116.9)	(112.7)	(346.0)	(345.9)
Other income (expense), net	(6.2)	3.8	(15.2)	(2.9)
Income from operations	206.4	219.4	587.4	574.1
Interest expense, net	(23.4)	(21.7)	(67.5)	(63.2)
Income before taxes	183.0	197.7	519.9	510.9
Income tax provision	(63.7)	(69.9)	(181.0)	(178.3)
Net income	$119.3	$127.8	$338.9	$332.6
Less net income attributable to noncontrolling interests	—	—	—	—
Net income attributable to Packaging Corporation of America	$119.3	$127.8	$338.9	$332.6

Net income per common share attributable to Packaging Corporation of America common shareholders:
Basic	$1.27	$1.31	$3.59	$3.39
Diluted	$1.26	$1.31	$3.58	$3.39
Dividends declared per common share	$0.63	$0.55	$1.73	$1.65

Statements of Comprehensive Income:
Net income	$119.3	$127.8	$338.9	$332.6
Other comprehensive income, net of tax:
Foreign currency translation adjustment	—	—	—	2.8
Reclassification adjustments to cash flow hedges included in net income, net of tax of $0.5 million, $0.5 million, $1.6 million, and $1.6 million	0.9	0.9	2.6	2.6
Amortization of pension and postretirement plans actuarial loss and prior service cost, net of tax of $1.0 million, $1.4 million, $3.1 million, and $4.2 million	1.8	2.1	5.0	6.5
Changes in unfunded employee benefit obligations net of tax of $2.0 million	—	—	3.1	—
Other comprehensive income	2.7	3.0	10.7	11.9
Less net income attributable to noncontrolling interests	—	—	—	—
Comprehensive income attributable to Packaging Corporation of America	$122.0	$130.8	$349.6	$344.5

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Packaging Corporation of America
Consolidated Balance Sheets
(unaudited, dollars and shares in millions, except per-share data)

	September 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$279.8	$184.2
Accounts receivable, net of allowance for doubtful accounts and customer deductions of $9.4 million and $10.3 million as of September 30, 2016 and December 31, 2015, respectively	713.2	636.5
Inventories	690.6	676.8
Prepaid expenses and other current assets	45.1	28.8
Federal and state income taxes receivable	18.3	28.2
Total current assets	1,747.0	1,554.5
Property, plant, and equipment, net	2,878.7	2,832.1
Goodwill	692.1	544.0
Intangible assets, net	354.8	270.8
Other long-term assets	74.6	70.9
Total assets	$5,747.2	$5,272.3
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$25.8	$6.5
Capital lease obligations	1.2	1.2
Accounts payable	327.0	294.2
Dividends payable	59.8	53.4
Accrued interest	18.8	13.1
Accrued liabilities	204.9	193.5
Total current liabilities	637.5	561.9
Long-term liabilities:
Long-term debt	2,625.8	2,290.4
Capital lease obligations	20.7	21.6
Deferred income taxes	360.9	347.0
Compensation and benefits	312.2	358.6
Other long-term liabilities	60.1	59.5
Total long-term liabilities	3,379.7	3,077.1
Commitments and contingent liabilities
Stockholders' equity:
Common stock, par value $0.01 per share, 300.0 million shares authorized, 94.2 million and 96.1 million shares issued as of September 30, 2016 and December 31, 2015, respectively	0.9	1.0
Additional paid in capital	446.0	439.9
Retained earnings	1,396.9	1,317.3
Accumulated other comprehensive loss	(114.2)	(124.9)
Total stockholders' equity	1,729.6	1,633.3
Noncontrolling interests	$0.4	$—
Total equity	$1,730.0	$1,633.3
Total liabilities and equity	$5,747.2	$5,272.3

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Packaging Corporation of America
Consolidated Statements of Cash Flows
(unaudited, dollars in millions)

	Nine Months Ended September 30
	2016	2015
Cash Flows from Operating Activities:
Net income	$338.9	$332.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization of intangibles	264.3	267.9
Amortization of deferred financing costs	5.8	5.8
Share-based compensation expense	15.0	13.7
Deferred income tax provision	6.5	1.2
Pension and postretirement benefits expense, net of contributions	(33.5)	24.0
Other, net	3.7	(16.4)
Changes in operating assets and liabilities, net of acquisitions:
Decrease (increase) in assets —
Accounts receivable	(36.0)	(37.5)
Inventories	4.1	(31.0)
Prepaid expenses and other current assets	(11.2)	(16.8)
Increase (decrease) in liabilities —
Accounts payable	13.6	(14.1)
Accrued liabilities	10.8	5.2
Federal and state income taxes payable / receivable	6.2	7.4
Net cash provided by operating activities	588.2	542.0
Cash Flows from Investing Activities:
Additions to property, plant, and equipment	(188.1)	(217.9)
Proceeds from sale of a business	—	23.0
Acquisition of business, net of cash acquired	(385.6)	—
Additions to other long-term assets	(9.4)	(9.2)
Other, net	0.4	1.3
Net cash used for investing activities	(582.7)	(202.8)
Cash Flows from Financing Activities:
Repayments of debt and capital lease obligations	(30.7)	(30.7)
Proceeds from issuance of debt	385.0	—
Financing costs paid	(2.1)	—
Common stock dividends paid	(156.7)	(147.3)
Repurchases of common stock	(100.3)	(98.1)
Excess tax benefits from stock-based awards	5.3	5.6
Shares withheld to cover employee restricted stock taxes	(10.2)	(7.4)
Other, net	(0.2)	0.7
Net cash provided by (used for) financing activities	90.1	(277.2)
Net increase in cash and cash equivalents	95.6	62.0
Cash and cash equivalents, beginning of period	184.2	124.9
Cash and cash equivalents, end of period	$279.8	$186.9

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

We report our business in three reportable segments: Packaging, Paper, and Corporate and Other. Our Packaging segment produces a wide variety of corrugated packaging products. The Paper segment manufactures and sells a range of white papers, including communication-based papers and pressure sensitive papers, and market pulp. In October 2016, we announced that we will cease softwood market pulp operations at our Wallula, Washington mill and permanently shutdown the No. 1 machine, with pulp capacity of approximately 100,000 tons, effective December 1, 2016. Corporate and Other includes support staff services and related assets and liabilities, transportation assets, and activity related to other ancillary support operations. For more information about our segments, see Note 16 Segment Information.

The consolidated financial statements of PCA as of September 30, 2016 and for the three and nine months ended September 30, 2016 and 2015 are unaudited but include all adjustments (consisting only of normal recurring adjustments) that management considers necessary for a fair presentation of such financial statements. The preparation of the consolidated financial statements involves the use of estimates and accruals. Actual results may vary from those estimates. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with Article 10 of SEC Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete audited financial statements. Operating results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. These consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2015.

The consolidated financial statements include the accounts of PCA and its majority-owned subsidiaries after elimination of intercompany balances and transactions.

2.     Acquisitions

TimBar Acquisition

On August 29, 2016, PCA acquired substantially all of the assets of TimBar Corporation (“TimBar”), a large independent corrugated products producer with six corrugated products production facilities, for a purchase price of $385.6 million, net of cash acquired. Funding for the acquisition came from a new $385.0 million five-year term loan facility. TimBar provides solutions to customers in the higher margin retail, industrial packaging and display and fulfillment markets with a focus on a multi-color graphics and technical innovation. With the August acquisition of TimBar, we acquired a 51% controlling interest in a wholesale distributor of polywoven plastic bags used in the transportation industry. TimBar financial results are included in the Packaging segment from the date of acquisition.
The Company accounted for TimBar using the acquisition method of accounting in accordance with ASC 805, Business Combinations. The total purchase price has been preliminarily allocated to tangible and intangible assets acquired and liabilities assumed based on respective fair values, as follows (dollars in millions):

Goodwill	$148.1
Other intangible assets	101.6
Property, plant and equipment	96.9
Other net assets	39.0
Net assets acquired	$385.6

The purchase price allocation presented above is preliminary and is subject to the finalization of various valuations and assessments, primarily related to property, plant, and equipment and intangible assets. Our current estimates and assumptions may change as more information becomes available. We expect to finalize the valuations within the 12-month period following the acquisition date.
Goodwill is calculated as the excess of the purchase price over the fair value of the net assets acquired. Among the factors that contributed to the recognition of goodwill were TimBar's commitment to continuous improvement and innovation in their operations, as well as the expected increases in PCA's containerboard integration levels. Goodwill is expected to be deductible for tax purposes.
Other intangible assets, primarily customer relationships, were assigned an estimated weighted average useful life of 14.5 years.
Property, plant and equipment were assigned estimated useful lives ranging from two to 24 years.
3.     Earnings Per Share

The following table sets forth the computation of basic and diluted income per common share for the periods presented (dollars and shares in millions, except per share data):

	Three Months Ended September 30		Nine Months Ended September 30
	2016	2015	2016	2015
Numerator:
Net income attributable to Packaging Corporation of America	$119.3	$127.8	$338.9	$332.6
Less: distributed and undistributed earnings allocated to participating securities	(1.1)	(1.5)	(3.4)	(4.0)
Net income attributable to common shareholders	$118.2	$126.3	$335.5	$328.6
Denominator:
Weighted average basic common shares outstanding	93.4	96.5	93.6	96.8
Effect of dilutive securities	0.2	0.1	0.1	0.1
Weighted average diluted common shares outstanding	93.6	96.6	93.7	96.9
Basic income per common share	$1.27	$1.31	$3.59	$3.39
Diluted income per common share	$1.26	$1.31	$3.58	$3.39

4.     Other Income (Expense), Net

The components of other income (expense), net, were as follows (dollars in millions):

	Three Months Ended September 30		Nine Months Ended September 30
	2016	2015	2016	2015
Facilities closure costs (a)	$(1.6)	$—	$(5.0)	$—
Acquisition-related costs (b)	(2.0)	—	(2.3)	—
Multiemployer pension withdrawal (c)	—	—	(0.9)	—
Asset disposals and write-offs	(0.6)	(5.0)	(3.5)	(9.7)
Integration-related and other costs (d)	—	(2.4)	—	(9.0)
Sale of St. Helens paper mill site (e)	—	6.7	—	6.7
DeRidder restructuring (f)	—	3.8	—	3.6
Refundable state tax credit (g)	—	—	—	3.6
Other	(2.0)	0.7	(3.5)	1.9
Total	$(6.2)	$3.8	$(15.2)	$(2.9)
___________

(a)	The three and nine months ended September 30, 2016 include facilities closure costs related to corrugated products facilities and a paper products facility.

(b)	The three and nine months ended September 30, 2016 include acquisition-related costs for the TimBar Corporation acquisition.

(c)	The nine months ended September 30, 2016 include costs related to our withdrawal from a multiemployer pension plan for one of our corrugated products facilities.

(d)
The three and nine months ended September 30, 2015 include Boise acquisition integration-related and other costs. These costs primarily relate to professional fees, severance, retention, relocation, travel, and other integration-related costs.

(e)	The three and nine months ended September 30, 2015 include a gain on the sale of the paper mill site in St. Helens, Oregon, where we ceased paper production in December 2012.

(f)	The three and nine months ended September 30, 2015 include amounts from restructuring activities at our mill in DeRidder, Louisiana.

(g)	The nine months ended September 30, 2015 include a tax credit from the State of Louisiana related to our capital investment and the jobs retained at the DeRidder, Louisiana mill.

5.     Income Taxes

For the three months ended September 30, 2016 and 2015 we recorded $63.7 million and $69.9 million of income tax expense and had an effective tax rate of 34.8% and 35.4%, respectively. For the nine months ended September 30, 2016 and 2015, we recorded $181.0 million and $178.3 million of income tax expense and had an effective tax rate of 34.8% and 34.9%, respectively. The decrease in our effective tax rate for the three and nine months ended September 30, 2016 compared with the same periods in 2015, was primarily due to the 2016 benefit of federal income tax credits that were not available at September 30, 2015 due to the expiration and later reinstatement on December 18, 2015 as part of the Protecting Americans from Tax Hikes Act (PATH Act).

Our effective tax rate may differ from the federal statutory income tax rate of 35.0%, due primarily to the effect of the domestic manufacturing deduction and state and local income taxes.

During the three and nine months ended September 30, 2016 there were no significant changes to our uncertain tax positions. For more information, see Note 6, Income Taxes, of the Notes to Consolidated Financial Statements in "Part II, Item 8. Financial Statements and Supplementary Data" of our 2015 Annual Report on Form 10-K.

During the nine months ended September 30, 2016 and 2015 cash paid for taxes, net of refunds received, was $158.8 million and $163.7 million, respectively.

6.     Inventories

We value our raw materials, work in process, and finished goods inventories using lower of cost, as determined by the average cost method, or market. Supplies and materials are valued at the first-in, first-out (FIFO) or average cost methods.

The components of inventories were as follows (dollars in millions):

	September 30, 2016	December 31, 2015
Raw materials	$259.8	$260.6
Work in process	14.9	14.2
Finished goods	188.0	189.7
Supplies and materials	227.9	212.3
Inventories	$690.6	$676.8

7.    Property, Plant, and Equipment

The components of property, plant, and equipment were as follows (dollars in millions):

	September 30, 2016	December 31, 2015
Land and land improvements	$148.6	$146.4
Buildings	687.8	640.9
Machinery and equipment	4,902.2	4,747.1
Construction in progress	151.2	119.1
Other	62.6	61.3
Property, plant, and equipment, at cost	5,952.4	5,714.8
Less accumulated depreciation	(3,073.7)	(2,882.7)
Property, plant, and equipment, net	$2,878.7	$2,832.1

Depreciation expense for the three months ended September 30, 2016 and 2015 was $79.9 million and $79.6 million, respectively. During the nine months ended September 30, 2016 and 2015, depreciation expense was $240.5 million and $243.5 million, respectively. During the nine months ended September 30, 2016 and 2015, we recognized $0.8 million and $9.0 million, respectively, of incremental depreciation expense from shortening the useful lives of assets related to facilities closures in 2016 and restructuring activities at our DeRidder, Louisiana mill in 2015.

At September 30, 2016 and December 31, 2015 purchases of property, plant, and equipment included in accounts payable were $20.1 million and $15.0 million, respectively.

8.     Goodwill and Intangible Assets

Goodwill

Changes in the carrying amount of our goodwill are as follows (dollars in millions):

Goodwill
Balance at December 31, 2015	$544.0
Acquisition (a)	148.1
Balance at September 30, 2016	$692.1

___________

(a)	In connection with the August 2016 acquisition of TimBar Corporation (TimBar), the Company recorded $148.1 million of goodwill in the Packaging segment.

Goodwill represents the excess of the cost of an acquired business over the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed in a business combination. At September 30, 2016 and December 31, 2015 we had $636.9 million and $488.8 million of goodwill recorded in our Packaging segment, respectively. At both September 30, 2016 and December 31, 2015 we had $55.2 million of goodwill recorded in our Paper segment.

Intangible Assets

Intangible assets are primarily comprised of customer relationships and trademarks and trade names.

The weighted average remaining useful life, gross carrying amount, and accumulated amortization of our intangible assets were as follows (dollars in millions):

	September 30, 2016			December 31, 2015
	Weighted Average Remaining Useful Life (in Years)	Gross Carrying Amount	Accumulated Amortization	Weighted Average Remaining Useful Life (in Years)	Gross Carrying Amount	Accumulated Amortization
Customer relationships (b)	13.3	$408.0	$73.2	13.3	$311.5	$57.3
Trademarks and trade names (b)	11.7	25.6	6.9	13.6	21.8	5.2
Other (b)	2.9	1.5	0.2	1.2	0.2	0.2
Total intangible assets (excluding goodwill)	13.2	$435.1	$80.3	13.6	$333.5	$62.7

___________

(b)
In connection with the August 2016 acquisition of TimBar, the Company recorded intangible assets of $96.5 million for customer relationships, $3.8 million for trade names, and $1.3 million for other intangibles.

During the three months ended September 30, 2016 and 2015, amortization expense was $6.3 million and $5.7 million, respectively. During the nine months ended September 30, 2016 and 2015, amortization expense was $17.5 million and $17.1 million, respectively.

9.    Accrued Liabilities

The components of accrued liabilities were as follows (dollars in millions):

	September 30, 2016	December 31, 2015
Compensation and benefits	$114.7	$106.4
Medical insurance and workers’ compensation	32.0	31.1
Franchise, property, and sales and use taxes	19.4	16.0
Customer volume discounts and rebates	20.1	15.3
Environmental liabilities and asset retirement obligations	7.1	7.9
Severance, retention, and relocation	3.3	7.3
Other	8.3	9.5
Total	$204.9	$193.5

10.    Debt

At September 30, 2016 and December 31, 2015, our long-term debt and interest rates on that debt were as follows (dollars in millions):

	September 30, 2016		December 31, 2015
	Amount	Interest Rate	Amount	Interest Rate
Revolving Credit Facility, due October 2018	$—	—%	$—	—%
Revolving Credit Facility, due August 2021	—	—	—	—
Five-Year Term Loan, due October 2018	—	—	25.0	1.80
Five-Year Term Loan, due August 2021	385.0	1.77	—	—
Seven-Year Term Loan, due October 2020	632.1	2.15	637.0	2.05
6.50% Senior Notes due March 2018	150.0	6.50	150.0	6.50
3.90% Senior Notes, net of discounts of $0.2 million and $0.3 million as of September 30, 2016 and December 31, 2015, due June 2022	399.8	3.90	399.7	3.90
4.50% Senior Notes, net of discount of $1.4 million and $1.5 million as of September 30, 2016 and December 31, 2015, due November 2023	698.6	4.50	698.5	4.50
3.65% Senior Notes, net of discount of $0.9 million and $1.0 million as of September 30, 2016 and December 31, 2015, due September 2024	399.1	3.65	399.0	3.65
Total	2,664.6	3.44%	2,309.2	3.67%
Less current portion	25.8		6.5
Less unamortized debt issuance costs	13.0		12.3
Total long-term debt	$2,625.8		$2,290.4

On August 29, 2016 (the "Amendment Date"), PCA amended and restated its five-year credit agreement dated October 18, 2013 (the "Credit Agreement"), to finance its acquisition of TimBar Corporation. The amended agreement includes: (i) a new $385.0 million unsecured five-year term loan facility (the “New Term Loan”), which PCA fully borrowed on the Amendment Date to finance its acquisition of TimBar Corporation; (ii) the existing $650.0 million unsecured seven-year term loan facility initially borrowed by PCA under the original Credit Agreement (the “Existing Term Loan”), which terminates in October 2020 and under which $633.7 million was outstanding as of the Amendment Date; and (iii) a $350.0 million unsecured revolving credit facility, which was extended through the fifth anniversary of the Amendment Date, and is available for borrowings for general corporate purposes. Except for $25.0 million of letters of credit, no amounts were outstanding under the revolving credit facility as of the Amendment Date.

Loans under the amended Credit Agreement bear interest at LIBOR plus an applicable margin. The applicable margin is determined based upon the public ratings of PCA’s senior long-term unsecured debt.

The amended Credit Agreement contains customary affirmative and negative covenants, including limitations on liens, mergers and consolidations, sales of assets and subsidiary indebtedness. The amended Credit Agreement has two financial covenants, a maximum ratio of debt to EBITDA and a minimum interest coverage ratio, each calculated on a consolidated basis.

PCA may prepay loans under the amended Credit Agreement at any time without premium or penalty.

During the nine months ended September 30, 2016, we made principal payments of $25.0 million and $4.9 million on our five-year term loan due October 2018 (which is no longer outstanding) and our seven-year term loan due October 2020, respectively. During the nine months ended September 30, 2015, we made principal payments of $25.0 million on our five-year term loan due October 2018, and $4.9 million on our seven-year term loan, due October 2020. For the nine months ended September 30, 2016 and 2015 cash payments for interest were $59.5 million and $58.6 million, respectively.

Included in interest expense, net, are amortization of treasury lock settlements and amortization of financing costs. For both the three months ended September 30, 2016 and 2015 amortization of treasury lock settlements was $1.4 million, and for both the nine months ended September 30, 2016 and 2015, amortization of treasury lock settlements was $4.2 million. For both the three months ended September 30, 2016 and 2015 amortization of financing costs was $0.5 million, and during the nine months ended for both September 30, 2016 and 2015, amortization of financing costs was $1.4 million and $1.3 million, respectively.

At September 30, 2016 we had $1,647.5 million of fixed-rate senior notes and $1,017.1 million of variable-rate term loans outstanding. At September 30, 2016 the fair value of our fixed-rate debt was estimated to be $1,767.1 million. The difference between the book value and fair value is due to the difference between the period-end market interest rate and the stated rate of our fixed-rate debt. We estimated the fair value of our fixed-rate debt using quoted market prices (Level 2 inputs) within the fair value hierarchy, which is further defined in Note 2, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements in "Part II, Item 8. Financial Statements and Supplementary Data" of our 2015 Annual Report on Form 10-K. The fair value of our variable-rate term debt approximates the carrying amount as our cost of borrowing is variable and approximates current market rates.

For more information on our long-term debt and interest rates on that debt, see Note 10, Debt, of the Notes to Consolidated Financial Statements in "Part II, Item 8. Financial Statements and Supplementary Data" of our 2015 Annual Report on Form 10-K.

11.     Employee Benefit Plans and Other Postretirement Benefits

The components of net periodic benefit cost for our pension plans were as follows (dollars in millions):

	Pension Plans
	Three Months Ended September 30		Nine Months Ended September 30
	2016	2015	2016	2015
Service cost	$6.2	$6.1	$18.4	$17.9
Interest cost	10.2	11.6	30.6	34.6
Expected return on plan assets	(12.3)	(13.3)	(37.1)	(39.8)
Net amortization of unrecognized amounts
Prior service cost	1.4	1.4	4.3	4.2
Actuarial loss	1.5	2.1	4.3	6.4
Net periodic benefit cost	$7.0	$7.9	$20.5	$23.3

PCA makes pension plan contributions that are sufficient to fund its actuarially determined costs, generally equal to the minimum amounts required by the Employee Retirement Income Security Act (ERISA). From time to time, PCA may make additional discretionary contributions based on the funded status of the plans, tax deductibility, income from operations, and other factors. We made contributions of $49.7 million and $53.0 million to our qualified plans during the three and nine months ended September 30, 2016 which exceeded our 2016 minimum pension contributions of $27.0 million. In 2015, we did not make any contributions to our qualified plans.

The components of net periodic benefit cost for our postretirement plans were as follows (dollars in millions):

	Postretirement Plans
	Three Months Ended September 30		Nine Months Ended September 30
	2016	2015	2016	2015
Service cost	$0.1	$0.4	$0.5	$1.3
Interest cost	0.1	0.3	0.5	0.9
Net amortization of unrecognized amounts
Prior service cost	(0.1)	—	(0.1)	—
Actuarial (income) loss	—	—	(0.4)	0.1
Net periodic benefit cost	$0.1	$0.7	$0.5	$2.3

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

12.     Share-Based Compensation

The Company has a long-term equity incentive plan, which allows for grants of restricted stock, performance awards, stock appreciation rights, and stock options to directors, officers, and employees, as well as others who engage in services for PCA. The Company has not granted option awards since 2007. The plan, as amended, terminates May 1, 2023 and authorizes 10.6 million shares of common stock for grant over the life of the plan. As of September 30, 2016, 1.2 million shares were available for future issuance under the plan. Forfeitures are added back to the pool of shares of common stock available to be granted at a future date.

The following table presents restricted stock and performance unit award activity for the nine months ended September 30, 2016:

	Restricted Stock		Performance Units
	Shares	Weighted Average Grant- Date Fair Value	Shares	Weighted Average Grant- Date Fair Value
Outstanding at January 1, 2016	1,007,794	$49.47	175,675	$59.94
Granted	242,835	67.48	77,017	67.57
Vested (a)	(417,544)	33.19	(20,604)	57.58
Forfeitures	(18,233)	58.72	—	—
Outstanding at September 30, 2016	814,852	$62.98	232,088	$62.68
___________

(a)	Upon vesting of the performance unit awards, PCA issued 21,111 shares of its common stock, which included 507 shares for dividends accrued during the vesting period.

Compensation Expense

Our share-based compensation expense is recorded in "Selling, general, and administrative expenses". Compensation expense for share-based awards recognized in the Consolidated Statements of Income, net of forfeitures, was as follows (dollars in millions):

	Three Months Ended September 30		Nine Months Ended September 30
	2016	2015	2016	2015
Restricted stock	$3.5	$3.7	$12.2	$11.7
Performance units	1.3	0.9	2.8	2.0
Total share-based compensation expense	4.8	4.6	15.0	13.7
Income tax benefit	(1.8)	(1.8)	(5.8)	(5.3)
Share-based compensation expense, net of tax benefit	$3.0	$2.8	$9.2	$8.4

The fair value of restricted stock and performance units is determined based on the closing price of the Company’s common stock on the grant date. As PCA’s Board of Directors has the ability to accelerate vesting of share-based awards upon an employee’s retirement, the Company accelerates the recognition of compensation expense for certain employees approaching normal retirement age.

The unrecognized compensation expense for all share-based awards at September 30, 2016 was as follows (dollars in millions):

	September 30, 2016
	Unrecognized Compensation Expense	Remaining Weighted Average Recognition Period (in years)
Restricted stock	$30.7	2.9
Performance units	9.1	3.0
Total unrecognized share-based compensation expense	$39.8	2.9

13.     Stockholders' Equity

Dividends

During the nine months ended September 30, 2016, we paid $156.7 million of dividends to shareholders. On August 31, 2016 PCA announced an increase of its quarterly cash dividend on its common stock from an annual payout of $2.20 per share to $2.52 per share. Also, on August 31, 2016 PCA's Board of Directors declared a regular quarterly cash dividend of $0.63 per share, which was paid on October 14, 2016 to shareholders of record as of September 15, 2016. The October 2016 dividend payment was $59.4 million.

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

During the nine months ended September 30, 2016, we paid $100.3 million to repurchase 1,987,187 shares of common stock.

Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) (AOCI) by component were as follows. Amounts in parentheses indicate losses (dollars in millions):

	Unrealized Loss On Treasury Locks, Net		Unrealized Loss on Foreign Exchange Contracts	Unfunded Employee Benefit Obligations		Total
Balance at January 1, 2016	$(21.2)		$(0.4)	$(103.3)		$(124.9)
Other comprehensive income (loss) before reclassifications, net of tax	—		—	3.1		3.1
Amounts reclassified from AOCI, net of tax	2.6	(a)	—	5.0	(b)	7.6
Balance at September 30, 2016	$(18.6)		$(0.4)	$(95.2)		$(114.2)

Reclassifications out of AOCI were as follows. Amounts in parentheses indicate expenses in the Consolidated Statements of Income (dollars in millions):

	Amounts Reclassified from AOCI
	Three Months Ended September 30		Nine Months Ended September 30		Affected Line Item in the Statement Where Net Income is Presented
Details about AOCI Components	2016	2015	2016	2015
Foreign currency translation adjustments	$—	$—	$—	$(4.2)	Other expense, net
	—	—	—	—	Tax benefit
	$—	$—	$—	$(4.2)	Net of tax

Unrealized loss on treasury locks, net	$(1.4)	$(1.4)	$(4.2)	$(4.2)	See (a) below
	0.5	0.5	1.6	1.6	Tax benefit
	$(0.9)	$(0.9)	$(2.6)	$(2.6)	Net of tax

Unfunded employee benefit obligations
Amortization of prior service costs	$(1.3)	$(1.4)	$(4.2)	$(4.2)	See (b) below
Amortization of actuarial losses	(1.5)	(2.1)	(3.9)	(6.5)	See (b) below
	(2.8)	(3.5)	(8.1)	(10.7)	Total before tax
	1.0	1.4	3.1	4.2	Tax benefit
	$(1.8)	$(2.1)	$(5.0)	$(6.5)	Net of tax
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

14.     Concentrations of Risk

Our Paper segment has had a long-standing commercial and contractual relationship with Office Depot, our largest customer in the paper business. This relationship exposes us to a significant concentration of business and financial risk. Our sales to Office Depot represent approximately 8% and 9% of our total Company sales revenue, for the nine months ended September 30, 2016 and 2015, respectively, and approximately 41% and 45% of our Paper segment sales revenue for both those periods, respectively. At September 30, 2016 and December 31, 2015 we had $31.6 million and $39.5 million of accounts receivable due from Office Depot, which represents 4% and 6% of our total Company accounts receivable, respectively.

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

15.     Transactions With Related Parties

Louisiana Timber Procurement Company, L.L.C. (LTP) is a variable-interest entity that is 50% owned by PCA and 50% owned by Boise Cascade Company (Boise Cascade). LTP procures sawtimber, pulpwood, residual chips, and other residual wood fiber to meet the wood and fiber requirements of PCA and Boise Cascade in Louisiana. PCA is the primary beneficiary of LTP, and has the power to direct the activities that most significantly affect the economic performance of LTP. Therefore, we consolidate 100% of LTP in our financial statements in our Corporate and Other segment. The carrying amounts of LTP's assets and liabilities (which relate primarily to noninventory working capital items) on our Consolidated Balance Sheets were $5.1 million at September 30, 2016 and $4.5 million at December 31, 2015. During the three months ended September 30, 2016 and 2015, we recorded $15.5 million and $25.2 million, respectively, and during the nine months ended September 30, 2016 and 2015 we recorded $54.8 million and $70.3 million, respectively, of LTP sales to Boise Cascade in "Net Sales" in the Consolidated Statements of Income and approximately the same amount of expenses in "Cost of Sales". The sales were at prices designed to approximate market prices.

During the three months ended September 30, 2016 and 2015, fiber purchases from related parties were $3.9 million and $5.0 million, respectively. Fiber purchases were $13.2 million and $16.3 million during the nine months ended September 30, 2016 and 2015, respectively. Most of these purchases related to chip and log purchases by LTP from Boise Cascade's wood products business. These purchases are recorded in "Cost of Sales" in the Consolidated Statements of Income.

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

Selected financial information by reportable segment was as follows (dollars in millions):

	Sales, net			Operating Income (Loss)
Three Months Ended September 30, 2016	Trade	Inter-segment	Total
Packaging	$1,165.0	$2.1	$1,167.1	$179.6	(a)
Paper	292.8	—	292.8	44.5	(a)
Corporate and Other	26.2	36.7	62.9	(17.7)
Intersegment eliminations	—	(38.8)	(38.8)	—
	$1,484.0	$—	$1,484.0	206.4
Interest expense, net				(23.4)
Income before taxes				$183.0

	Sales, net			Operating Income (Loss)
Three Months Ended September 30, 2015	Trade	Inter-segment	Total
Packaging	$1,144.0	$0.4	$1,144.4	$198.2	(b)
Paper	291.9	—	291.9	39.5	(c)
Corporate and Other	34.9	36.3	71.2	(18.3)	(d)
Intersegment eliminations	—	(36.7)	(36.7)	—
	$1,470.8	$—	$1,470.8	219.4
Interest expense, net				(21.7)
Income before taxes				$197.7

	Sales, net			Operating Income (Loss)
Nine Months Ended September 30, 2016	Trade	Inter-segment	Total
Packaging	$3,382.4	$5.5	$3,387.9	$533.5	(a)
Paper	840.1	—	840.1	105.0	(a)
Corporate and Other	79.9	105.7	185.6	(51.1)	(a)
Intersegment eliminations	—	(111.2)	(111.2)	—
	$4,302.4	$—	$4,302.4	587.4
Interest expense				(67.5)
Income before taxes				$519.9

	Sales, net			Operating Income (Loss)
Nine Months Ended September 30, 2015	Trade	Inter-segment	Total
Packaging	$3,382.8	$3.1	$3,385.9	$533.9	(b)
Paper	870.3	—	870.3	98.6	(c)
Corporate and Other	97.7	101.0	198.7	(58.4)	(d)
Intersegment eliminations	—	(104.0)	(104.0)	—
	$4,350.8	$—	$4,350.8	574.1
Interest expense				(63.2)
Income before taxes				$510.9
___________

(a)
The three and nine months ended September 30, 2016 include $2.0 million and $6.5 million, respectively, of closure costs related to corrugated products facilities and a paper products facility. The closure costs are recorded within "Other income (expense), net" and "Cost of sales", as appropriate.

The three and nine months ended September 30, 2016 include $2.9 million and $3.2 million of acquisition-related costs for the TimBar Corporation acquisition, which we recorded in "Other income (expense), net".

The nine months ended September 30, 2016 include $0.9 million of costs related to our withdrawal from a multiemployer pension plan for one of our corrugated products facilities.

(b)
The three and nine months ended September 30, 2015 include $3.8 million of income and $5.4 million of expense, respectively, related to restructuring charges at our mill in DeRidder, Louisiana, which were recorded in "Other income (expense), net" and "Cost of sales", as appropriate.

The nine months ended September 30, 2015 include $2.7 million of Boise acquisition integration-related and other costs, respectively. These costs primarily relate to professional fees, severance, retention, relocation, travel, and other integration-related costs, and are mostly recorded in "Other income (expense), net".

(c)
In September 2015, we sold the remaining land, buildings, and equipment at our paper mill site in St. Helens, Oregon, where we ceased paper production in December 2012. We recorded a $6.7 million gain on the sale, in "Other income (expense), net".

(d)
The three and nine months ended September 30, 2015 include $2.4 million and $6.9 million, respectively, of Boise acquisition integration-related and other costs, mostly recorded in "Other income (expense), net".

17.     New and Recently Adopted Accounting Standards

In August 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU")
2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This ASU adds or clarifies guidance on the classification of certain cash receipts and payments in the statement of cash flows. It is effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods, with early adoption permitted. The Company does not expect this ASU to have a material impact on the Company's financial condition, results of operations, or cash flows.

In March 2016, the FASB issued ASU 2016-09 (Topic 718): Improvements to Employee Share-Based Payment Accounting. This ASU is intended to improve the accounting for share-based payment transactions as part of the FASB's simplification initiative. Under the ASU, all excess tax benefits and tax deficiencies will be recorded as an income tax benefit or expense in the income statement on a prospective basis. The excess tax benefits or deficiencies will be calculated as the difference between the amount of compensation expense for financial reporting purposes and the amount of compensation expense for tax purposes. We have no unrecognized excess tax benefits to record upon the adoption of this ASU. The ASU is effective for fiscal years beginning after December 15, 2016, and interim periods within those years for public business entities. We are continuing to evaluate the effect of the adoption of this ASU on our financial statements and will apply the ASU beginning January 1, 2017 for our first quarter ended March 31, 2017.

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

Effective January 1, 2016, the Company adopted ASU 2015-03 (Topic 835): Simplifying the Presentation of Debt Issuance Costs. This ASU conforms the presentation of debt issuance costs with that required for debt discounts under U.S. Generally Accepted Accounting Principles (GAAP). Under the ASU, debt issuance costs are presented in the balance sheet as a direct deduction from the related liability rather than as an asset. We applied this guidance retrospectively, as required, and reclassified $12.3 million from "Other long-term assets" to "Long-term debt" on our December 31, 2015 Consolidated Balance Sheet to conform with current period presentation. At September 30, 2016 deferred financing costs were $13.0 million.

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

Guarantees and Indemnifications

We provide guarantees, indemnifications, and other assurances to third parties in the normal course of our business. These include tort indemnifications, product guarantees, environmental assurances, and representations and warranties in commercial agreements. At September 30, 2016 we are not aware of any material liabilities arising from any guarantee, indemnification, or financial assurance we have provided. If we determined such a liability was probable and subject to reasonable determination, we would accrue for it at that time.

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
On October 11, 2016, we entered into a definitive agreement to acquire substantially all the assets of Columbus Container, Inc., for a cash purchase price of $100 million. Columbus Container, Inc. is a full-service provider of corrugated packaging products. Columbus Container's operations include a full-line corrugated products plant and five warehousing facilities and other related operations located in Indiana and Illinois. Closing is subject to certain customary conditions and is expected in the fourth quarter of 2016. PCA expects to finance the transaction with available cash on hand. The operating results of Columbus Container will be included in PCA’s results upon closing of the transaction.
In October 2016, we announced that we will cease softwood market pulp operations at our Wallula, Washington mill and permanently shutdown the No. 1 machine, with pulp capacity of approximately 100,000 tons, effective December 1, 2016.

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

Overview

PCA is the fourth largest producer of containerboard and corrugated packaging products in the United States and the third largest producer of uncoated freesheet paper in North America, based on production capacity. We operate five containerboard mills, three paper mills, and 95 corrugated products manufacturing plants. Our corrugated products manufacturing plants produce a wide variety of corrugated packaging products, including conventional shipping containers used to protect and transport manufactured goods, multi-color boxes and displays with strong visual appeal that help to merchandise the packaged product in retail locations, and honeycomb protective packaging. In addition, we are a large producer of packaging for meat, fresh fruit and vegetables, processed food, beverages, and other industrial and consumer products. We also manufacture and sell white papers, including both commodity and specialty papers, which may have custom or specialized features such as colors, coatings, high brightness, and recycled content. We operate primarily in the United States.

This Item 2 is intended to supplement, and should be read in conjunction with, "Management’s Discussion and Analysis of Financial Condition and Results of Operations" included in our 2015 Annual Report on Form 10-K.

Executive Summary

Third quarter net sales were $1.48 billion in 2016 and $1.47 billion in 2015. We reported $119 million of net income, or $1.26 per diluted share, during the third quarter of 2016, compared with $128 million of net income, or $1.31 per diluted share, during the same period in 2015. The third quarter of 2016 included $5 million of pre-tax expense for special items (discussed below) compared to $8 million of pre-tax income in 2015. Excluding special items, we recorded $123 million of net income, or $1.30 per diluted share, during the third quarter of 2016, compared with $123 million of net income, or $1.26 per diluted share, in the third quarter of 2015. The increase was driven primarily by higher containerboard, corrugated products, and white paper sales volumes, higher white paper prices and mix, and lower costs for energy, fiber, and freight, and a lower share count resulting from share repurchases. Gains were partially offset by lower domestic containerboard and corrugated products prices and mix, lower containerboard export prices, lower paper production volume, and higher employee related costs.

During the first nine months of 2016 we reported $339 million of net income, or $3.58 per diluted share, compared with $333 million, or $3.39 per diluted share, during the same period in 2015. The nine months ended September 30, 2016 included $11 million of pre-tax expense for special items (discussed below), compared with $8 million of pre-tax expense for special items during the same period in 2015. Excluding special items, we recorded $346 million of net income, or $3.65 per diluted share, during the first nine months of 2016, compared with $338 million of net income, or $3.45 per diluted share, in the first nine months of 2015. The increase was driven primarily by higher volumes and lower maintenance costs in our packaging segment, lower energy, fiber and freight costs in both our packaging and paper segments, and a lower share count resulting from share repurchases. Gains were partially offset by lower prices and mix in white paper, containerboard, and corrugated products.

Packaging segment income from operations was $180 million in the third quarter of 2016, compared to $198 million in the third quarter of 2015. Packaging segment earnings before interest, taxes, depreciation, amortization, and depletion (EBITDA) excluding special items was $256 million in the third quarter of 2016 and $268 million in the third quarter of 2015. Compared to the third quarter of 2015, corrugated products shipments were higher, while containerboard and corrugated product prices and mix were down due to lower export prices and industry published price decreases.

Packaging segment income from operations was $534 million in both the first nine months of 2016 and 2015. Packaging segment EBITDA excluding special items was $759 million in the first nine months of 2016, compared to $757 million in the first nine months of 2015. Compared to the first nine months of 2015, both containerboard and corrugated products shipments were higher with lower mill outage and energy costs, while containerboard and corrugated products prices and mix were down.

Paper segment income from operations was $45 million in the third quarter of 2016, compared to $40 million in the third quarter of 2015. Paper segment EBITDA excluding special items increased to $59 million in the third quarter of 2016, compared to $46 million in the third quarter of 2015. White paper shipments were higher and pulp shipments were lower, compared with last year’s third quarter. Paper segment prices and mix were favorable to last year’s third quarter from continued realization of the previously announced price increases.

Paper segment income from operations was $105 million in the first nine months of 2016, compared to $99 million in the first nine months of 2015. Paper segment EBITDA excluding special items was $149 million in the first nine months of 2016, compared to $133 million in the first nine months of 2015. Paper prices and mix were flat, while fiber and energy costs were lower, leading to increased margins. White paper shipments were up slightly and pulp shipments were lower, compared with the first nine months of last year.

Special Items and Earnings per Diluted Share, Excluding Special Items

The third quarter of 2016 included $5 million of pre-tax expense for special items compared to $8 million of pre-tax income in the same period in 2015. The special items in the third quarter of 2016 included $3 million for TimBar acquisition-related costs and $2 million for facilities closure costs related to corrugated manufacturing facilities and a paper distribution center. The three months ended September 30, 2015 included a $7 million gain on the sale of our St. Helens paper mill site, $4 million of income for services and equipment received for vendor settlements at our DeRidder mill, and $3 million of Boise acquisition integration-related and other costs.

The nine months ended September 30, 2016 included $11 million of pre-tax expense for special items, compared with $8 million of pre-tax expense for special items during the same period in 2015. The nine months ended September 30, 2016 included $7 million for facilities closure costs related to corrugated manufacturing facilities and a paper distribution center, $3 million for TimBar acquisition-related costs, and $1 million related to our withdrawal from a multiemployer pension plan for one of our corrugated products facilities. The nine months ended September 30, 2015 included $10 million of Boise acquisition integration-related and other costs, $5 million of expenses related to the DeRidder mill restructuring, and a $7 million gain on the sale of our St. Helens paper mill site.

A reconciliation of reported earnings per diluted share to earnings per share, excluding special items, for the three and nine months ended September 30, 2016 and 2015 are as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2016	2015	2016	2015
Earnings per diluted share, as reported	$1.26	$1.31	$3.58	$3.39
Special items (a):
Facilities closure costs	0.02	—	0.04	—
Acquisition-related costs	0.02	—	0.02	—
Multiemployer pension plan withdrawal	—	—	0.01	—
DeRidder restructuring	—	(0.02)	—	0.04
Integration-related and other costs	—	0.02	—	0.06
Sale of St. Helens paper mill site	—	(0.05)	—	(0.04)
Total special items	0.04	(0.05)	0.07	0.06
Earnings per diluted share, excluding special items	$1.30	$1.26	$3.65	$3.45
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

Industry and Business Conditions

Trade publications reported that industry-wide corrugated products shipments increased 1.5% during the third quarter of 2016, compared with the same quarter in 2015. Reported industry containerboard production increased 2.0% compared with the third quarter of 2015, and reported industry containerboard inventories at the end of the third quarter of 2016 were approximately 2.4 million tons, down 10.2% compared to the same period in 2015. Reported containerboard export shipments were up 13.8% compared to the third quarter of 2015. Published containerboard prices did not change during the quarter, but increased by $40 per ton in October 2016.

The market for communication papers competes heavily with electronic data transmission and document storage alternatives. Increasing shifts to these alternatives have reduced usage of traditional print media and communication papers. Trade publications reported that uncoated freesheet paper shipments were down 4.7% in the third quarter of 2016, compared with the same quarter in 2015. Average prices reported by a trade publication for cut size office papers were lower by $10 per ton, or 1.0%, in the third quarter of 2016, compared with the third quarter of 2015.

Outlook

Looking ahead to the fourth quarter 2016, we expect seasonally lower volumes for containerboard and corrugated products, which includes four less shipping days, as well as a seasonally less rich mix in corrugated products, compared to the third quarter. However, we will have three months of TimBar activity in the fourth quarter versus only one month in the third quarter. In addition, we did communicate a price increase of $50 per ton effective October 1 to all containerboard customers as well as a price increase to our corrugated products customers. We expect seasonally lower volumes and a less rich mix in white papers and, with colder weather, wood and fuel costs are expected to be seasonally higher along with some price inflation on recycled fiber. Our annual outage costs also will be higher with the scheduled maintenance work at our Filer City, Michigan containerboard mill. Considering these items, we expect fourth quarter earnings to be lower than third quarter earnings. In addition, as previously announced, we are on track to close the acquisition of Columbus Container during the fourth quarter of 2016.

Results of Operations

Three Months Ended September 30, 2016, compared with Three Months Ended September 30, 2015

The historical results of operations of PCA for the three months ended September 30, 2016 and 2015 are set forth below (dollars in millions):

	Three Months Ended September 30
	2016	2015	Change
Packaging	$1,167	$1,144	$23
Paper	293	292	1
Corporate and Other	63	72	(9)
Intersegment eliminations	(39)	(37)	(2)
Net sales	$1,484	$1,471	$13

Packaging	$180	$198	$(18)
Paper	45	40	5
Corporate and Other	(19)	(19)	—
Income from operations	$206	$219	$(13)
Interest expense, net	(23)	(21)	(2)
Income before taxes	183	198	(15)
Income tax provision	(64)	(70)	6
Net income	$119	$128	$(9)
Non-GAAP Measures (a)
Net income excluding special items	$123	$123	$—
Consolidated EBITDA	294	307	(13)
Consolidated EBITDA excluding special items	299	299	—
Packaging EBITDA	252	272	(20)
Packaging EBITDA excluding special items	256	268	(12)
Paper EBITDA	59	53	6
Paper EBITDA excluding special items	59	46	13
____________

(a)	See "Reconciliations of Non-GAAP Financial Measures to Reported Amounts" included in this Item 2 for a reconciliation of non-GAAP measures to the most comparable GAAP measure.

Net Sales

Net sales increased $13 million, or 0.9%, to $1,484 million during the three months ended September 30, 2016, compared with $1,471 million during the same period in 2015.

Packaging. Net sales increased $23 million, or 2.0%, to $1,167 million, compared with $1,144 million in the third quarter of 2015, primarily due to the addition of TimBar ($34 million) and increased containerboard and corrugated products volume ($15 million), partially offset by lower export and domestic containerboard and corrugated products price and mix ($26 million). Our domestic containerboard prices in the third quarter of 2016 decreased 4.4% due to published price decreases. Additionally our export containerboard prices decreased 6.5%, compared with the same period in 2015. In the third quarter of 2016, our containerboard outside shipments increased 10.8%, and corrugated products shipments were up 4.9%, compared with the third quarter of 2015.

Paper. Net sales during the three months ended September 30, 2016 remained relatively flat, increasing $1 million to $293 million, compared with $292 million in the third quarter of 2015. Sales increased primarily due to changes in price and mix ($4 million) and increased white paper sales volume ($12 million), offset by a decrease in pulp volume ($15 million).

Paper prices and mix in the third quarter of 2016 increased 1.5% compared with the same period last year. During the third quarter of 2016, white paper shipments increased 13,000 tons compared to the third quarter of 2015.

Gross Profit

Gross profit was relatively flat, increasing $1 million during the three months ended September 30, 2016, compared with the same period in 2015. The increase was primarily due to higher containerboard, corrugated products, and white paper sales volumes, and lower fiber, energy, and freight costs, partially offset by lower prices and mix in containerboard and corrugated products. In the third quarter of 2016, gross profit included special items of $1 million for facilities closure and acquisition related costs. There were no special items that affected gross profit in the third quarter of 2015.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses increased $4 million during the three months ended September 30, 2016, compared with the same period in 2015. The increase was primarily due to higher administrative costs corresponding to the TimBar acquisition.

Other Income (Expense), Net

Other income (expense), net, during the three months ended September 30, 2016 was $6 million of expense, compared with $4 million of income during the three months ended September 30, 2015. The third quarter of 2016 included $2 million of facilities closure costs, $2 million of acquisition-related costs for our acquisition of TimBar, and $1 million of asset disposal costs, and other miscellaneous income and expense items. The third quarter of 2015 included a $7 million gain on sale of our St. Helens paper mill site, $4 million of income for services and equipment received for vendor settlements related to the DeRidder mill restructuring, offset partially by $5 million of asset disposal costs and $2 million of integration-related and other costs. We discuss these items in more detail in Note 4, Other Income (Expense), Net of the Condensed Notes to Unaudited Quarterly Consolidated Financial Statements in "Part I, Item1. Financial Statements" of this Form 10-Q.

Income from Operations

Income from operations decreased $13 million, or 6.0%, during the three months ended September 30, 2016, compared with the same period in 2015. The third quarter of 2016 included $5 million of expense from special items compared to $8 million of income during the same period of 2015. The special items in the third quarter of 2016 included $2 million of facilities closure costs related to corrugated manufacturing facilities and a paper distribution center and $3 million of TimBar acquisition-related costs. The three months ended September 30, 2015 included a $7 million gain on the sale of our St. Helens paper mill site, $4 million of income for insurance proceeds received related to the DeRidder mill restructuring, and $2 million of expense related to the Boise integration and other costs. Excluding special items of $13 million discussed above, income from operations remained flat during the three months ended September 30, 2016, compared with the same period in 2015.

Packaging. Packaging segment income from operations decreased $18 million to $180 million, compared with $198 million during the three months ended September 30, 2015. The decrease in the third quarter of 2016 related primarily to lower domestic containerboard and corrugated products prices and mix ($18 million), lower containerboard export prices ($3 million), higher costs for labor and fringes ($5 million), partially offset by higher containerboard and corrugated products sales volume ($5 million), lower freight ($5 million), and energy ($3 million), and outage ($2 million) costs. Special items included $3 million of TimBar acquisition-related costs and $2 million of facilities closure costs in the third quarter of 2016 and $4 million of income from insurance proceeds received related to the DeRidder mill restructuring for the same period in 2015.

Paper. Paper segment income from operations increased $5 million to $45 million, compared with $40 million during the three months ended September 30, 2015. Excluding special items, which included a $7 million gain on the sale of the St. Helens mill site in 2015, segment income increased $12 million. The increase primarily related to higher price and mix ($4 million), higher white paper sales volumes ($2 million), and lower fiber costs ($11 million), partially offset by lower paper production volume ($4 million).

Interest Expense, Net, and Income Taxes

Interest expense, net, increased $2 million, during the three months ended September 30, 2016, compared with the same period in 2015. The increase in interest expense was primarily due to higher term loan borrowings for the TimBar acquisition and higher interest rates on PCA's variable rate debt ($1 million) and other costs that were individually insignificant in the third quarter of 2016, compared to the same period in 2015.

During the three months ended September 30, 2016, we recorded $64 million of income tax expense, compared with $70 million of expense during the three months ended September 30, 2015. The effective tax rate for the three months ended September 30, 2016 and 2015 was 34.8% and 35.4%, respectively.

Nine Months Ended September 30, 2016, compared with Nine Months Ended September 30, 2015

	Nine Months Ended September 30
	2016	2015	Change
Packaging	$3,388	$3,386	$2
Paper	840	870	(30)
Corporate and Other	185	199	(14)
Intersegment eliminations	(111)	(104)	(7)
Net sales	$4,302	$4,351	$(49)

Packaging	$534	$534	$—
Paper	105	99	6
Corporate and Other	(52)	(59)	7
Income from operations	$587	$574	$13
Interest expense, net	(67)	(63)	(4)
Income before taxes	520	511	9
Income tax provision	(181)	(178)	(3)
Net income	$339	$333	$6
Non-GAAP Measures (a)
Net income excluding special items	$346	$338	$8
Consolidated EBITDA	852	842	10
Consolidated EBITDA excluding special items	862	841	21
Packaging EBITDA	751	758	(7)
Packaging EBITDA excluding special items	759	757	2
Paper EBITDA	148	139	9
Paper EBITDA excluding special items	149	133	16
____________

(a)	See "Reconciliations of Non-GAAP Financial Measures to Reported Amounts" included in this Item 2 for a reconciliation of non-GAAP measures to the most comparable GAAP measure.

Net Sales

Net sales decreased $49 million, or 1.1%, to $4,302 million during the nine months ended September 30, 2016, compared with $4,351 million during the same period in 2015.

Packaging. Net sales remained relatively flat, increasing $2 million to $3,388 million, compared with $3,386 million in the nine months ended September 30, 2015, primarily due to the addition of TimBar ($34 million) and higher containerboard and corrugated products volumes ($45 million), partially offset by lower containerboard and corrugated products price and mix ($66 million) and sales lost due to the divestiture of our Hexacomb operations in Mexico and Europe in 2015 ($11 million). Our domestic containerboard prices in the first nine months of 2016 decreased 4.5% due to published price decreases. Additionally, our export containerboard prices decreased 7.5%, compared with the same period in 2015. In the first nine months of 2016, our containerboard outside shipments remained flat, and corrugated products shipments were up 3.5%, compared with the first nine months of 2015.

Paper. Net sales during the nine months ended September 30, 2016 decreased $30 million, or 3.4%, to $840 million, compared with $870 million in the nine months ended September 30, 2015. Sales decreased due to changes in price and mix ($2 million) and lower volume ($28 million). White paper prices and mix in the first nine months of 2016 decreased 2.3% compared with the same period last year. In the first nine months of 2016, our office paper shipments increased (19,000 tons) and pulp shipments decreased (43,000 tons) compared with the same period last year.

Gross Profit

Gross profit increased $26 million, or 2.8%, during the nine months ended September 30, 2016, compared with the same period in 2015. The increase was primarily due to higher corrugated products volumes and lower fiber, energy, freight and maintenance costs, partially offset by lower white paper, containerboard and corrugated products prices and mix, and lower pulp volume. In the first nine months of 2016, gross profit included special items of $2 million for facilities closure and acquisition-related costs, compared to $9 million in the same period last year for DeRidder mill restructuring charges, most of which related to incremental depreciation expense associated with changing the estimated useful lives of mill assets.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses were flat at $346 million during the nine months ended September 30, 2016, compared with the same period in 2015. Higher administrative costs corresponding to the TimBar acquisition were offset by lower administrative employee and other costs for the nine months ended September 30, 2016, compared with the same period in 2015.

Other Income (Expense), Net

Other expense, net, during the nine months ended September 30, 2016 was $15 million, compared with $3 million during the nine months ended September 30, 2015. The nine months ended September 30, 2016 included $5 million of facilities closure costs, $4 million of asset disposal costs, $2 million of acquisition-related costs and $1 million of costs related to our withdrawal from a multiemployer pension plan for one of our corrugated products facilities. The nine months ended September 30, 2015 included $10 million of asset disposal costs and $9 million of integration-related and other costs relating to the Boise acquisition, partially offset by a $7 million gain on the sale of our St. Helens paper mill site, $4 million of income related to the DeRidder restructuring, and $4 million of income from a refundable state tax credit received related to our investments and the jobs retained at our DeRidder mill, among other miscellaneous income and expense items. We discuss these items in more detail in Note 4, Other Income (Expense), Net of the Condensed Notes to Unaudited Quarterly Consolidated Financial Statements in "Part I, Item1. Financial Statements" of this Form 10-Q.

Income from Operations

Income from operations increased $13 million, or 2.3%, during the nine months ended September 30, 2016, compared with the same period in 2015. The first nine months of 2016 included $11 million of expense from special items, compared with $8 million of expense from special items in the first nine months of 2015. Special items for the nine months ended September 30, 2016 included $7 million of facilities closure costs related to corrugated manufacturing facilities and a paper distribution center, $3 million of TimBar acquisition-related costs, and $1 million related to our withdrawal from a multiemployer pension plan for one of our corrugated products facilities. The nine months ended September 30, 2015 included $5 million of charges related to restructuring the DeRidder mill and $10 million of Boise acquisition integration-related and other costs, partially offset by $7 million gain on the sale of our St. Helens paper mill site. In addition to the net difference resulting from special items of $3 million discussed above, income from operations increased $16 million during the nine months ended September 30, 2016, compared with the same period in 2015. The increase was primarily due to increased corrugated products volumes and lower operating costs, partially offset by lower prices and mix in white paper, containerboard and corrugated products.

Packaging. Packaging segment income from operations remained flat at $534 million, during the first nine months of 2016 and 2015. The first nine months of 2016 included higher volume ($10 million), lower freight ($17 million), mill outage ($13 million), energy ($13 million), and fiber ($5 million) costs, offset by lower containerboard and corrugated products prices and mix ($41 million), higher labor costs ($8 million), higher depreciation expense ($3 million), and a 2015 state tax credit related to investments and jobs retained at our DeRidder mill ($4 million). Special items included $5 million of facilities closure costs, $3 million of TimBar acquisition-related costs, and $1 million related to our withdrawal from a multiemployer pension plan for one of our corrugated products facilities in the first nine months of 2016 and $5 million of DeRidder restructuring charges and $3 million of integration-related and other costs relating to the Boise acquisition for the same period in 2015.

Paper. Paper segment income from operations increased $6 million to $105 million, compared to the nine months ended September 30, 2015. Excluding special items, which included $2 million of facility closure costs in 2016 and a $7 million gain on the sale of the St. Helens mill site in 2015, segment income increased $15 million. The increase primarily relates to lower costs for fiber ($22 million) and energy ($9 million) in the nine months ended September 30, 2016 compared to the same period in 2015, partially offset by lower pulp volumes ($6 million), lower paper production volumes ($4 million), higher depreciation expense ($2 million), increases in chemical ($2 million) and mill outage costs ($2 million).

Interest Expense, Net, and Income Taxes

Interest expense, net, was $67 million during the nine months ended September 30, 2016, compared with $63 million during the nine months ended September 30, 2015. The increase in interest expense was primarily due to lower interest rebate income related to one of our term loans ($3 million), higher term loan borrowings for the TimBar acquisition and higher interest rates on PCA's variable rate debt ($1 million) during the nine months ended September 30, 2016 compared to the same period in 2015.

During the nine months ended September 30, 2016, we recorded $181 million of income tax expense, compared with $178 million of expense during the nine months ended September 30, 2015. The effective tax rate for the nine months ended September 30, 2016 and 2015 was 34.8% and 34.9%, respectively.

Liquidity and Capital Resources

Sources and Uses of Cash

Our primary sources of liquidity are net cash provided by operating activities and available borrowing capacity under our revolving credit facility. At September 30, 2016 we had $280 million of cash and $325 million of unused borrowing capacity under the revolving credit facility, net of letters of credit. Currently, our primary uses of cash are for operations, capital expenditures, acquisitions, debt service (including voluntary payments of debt), repurchases of common stock, and declared common stock dividends. We believe that net cash generated from operating activities, cash on hand, available borrowings under our revolving credit facility, and available capital through access to capital markets will be adequate to meet our liquidity and capital requirements, including payments of any declared common stock dividends, for the foreseeable future. As our debt or credit facilities become due, we will need to repay, extend, or replace such facilities. Our ability to do so will be subject to future economic conditions and financial, business, and other factors, many of which are beyond our control.

Below is a summary table of our cash flows, followed by a discussion of our sources and uses of cash through operating activities, investing activities, and financing activities (dollars in millions):

	Nine Months Ended September 30
	2016	2015	Change
Net cash provided by (used for):
Operating activities	$588	$542	$46
Investing activities	(582)	(203)	(379)
Financing activities	90	(277)	367
Net increase in cash and cash equivalents	$96	$62	$34

Operating Activities

During the nine months ended September 30, 2016, net cash provided by operating activities was $588 million, compared with $542 million in the same period in 2015, an increase of $46 million. Cash from operations excluding changes in cash used for operating assets and liabilities decreased $28 million, primarily due to higher cash pension plan contributions, partially offset by higher income from operations as discussed above. The remaining $74 million increase from changes in cash used for operating assets and liabilities was primarily due to the following: (a) a decrease in our inventories, primarily in the

Paper segment, related to strong sales in the first nine months of 2016 and less inventory build due to changes in timing of Paper segment mill outages compared to 2015 and (b) an increase in accounts payable in the first nine months of 2016 compared to the same period in 2015. Cash requirements for operating activities are subject to PCA’s operating needs and the timing of collection of receivables and payments of payables and expenses.

Investing Activities

Net cash used for investing activities during the nine months ended September 30, 2016 increased $379 million, to $582 million, compared with $203 million during the same period in 2015. We spent $188 million for capital investments during the nine months ended September 30, 2016, compared with $218 million during the same period in 2015. In August 2016, we acquired TimBar for a purchase price of $386 million, net of cash acquired. In April of 2015, we received $23 million of cash proceeds for the sale of our Hexacomb corrugated manufacturing operations in Mexico and Europe.

We expect capital investments to be between $250 million and $285 million in 2016, excluding any acquisitions or other strategic activities. These expenditures could increase or decrease as a result of a number of factors, including our financial results, future economic conditions, and our regulatory compliance requirements. We currently estimate capital expenditures to comply with Boiler MACT regulations in 2016 of up to $3 million, and we expect other environmental capital expenditures of about $5 million in 2016. Our estimated environmental expenditures could vary significantly depending upon the enactment of new environmental laws and regulations, including those related to greenhouse gas emissions and industrial boilers. In July 2016, the U.S. Court of Appeals for the District of Columbia Circuit issued a ruling on the consolidated cases challenging Boiler MACT. The court vacated key portions of the rule, including emission limits for certain subcategories of solid fuel boilers, and remanded other issues to the EPA for further rulemaking. At this time we cannot predict with certainty how the recent decision will impact our expected costs to comply with any revised Boiler MACT standards. For additional information, see "Environmental Matters" in "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of our 2015 Annual Report on Form 10-K.

Financing Activities

During the nine months ended September 30, 2016, net cash used by financing activities changed by $367 million to a source of $90 million, compared with a use of $277 million during the same period in 2015. The change primarily related to proceeds from the issuance of a new $385 million unsecured five-year term loan facility, which PCA fully borrowed to finance its acquisition of TimBar Corporation, partially offset by a higher dividend payment compared with the same period in 2015. In the first nine months of 2016, we paid $157 million of dividends compared with $147 million of dividends paid during the first nine months of 2015. On August 31, 2016 PCA's Board of Directors increased the regular quarterly cash dividend to $0.63 per share from the previous $0.55 per share dividend, beginning with the dividend paid on October 14, 2016. During the nine months ended September 30, 2016, we paid $100 million to repurchase 1,987,187 shares of common stock, compared with $98 million of share repurchases in the same period in 2015. We also withheld shares from vesting equity awards to cover employee tax liabilities of $10 million in the first nine months of 2016, compared with $7 million in the same period of 2015.

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

Contractual Obligations

On August 29, 2016, PCA acquired substantially all of the assets of TimBar Corporation (TimBar), a large independent corrugated products producer, for a cash purchase price of $386 million. Funding for the acquisition came from a new $385 million five-year term loan facility.

On October 11, 2016, we entered into a definitive agreement to acquire substantially all the assets of Columbus Container, Inc., for a cash purchase price of $100 million. Closing is subject to certain customary conditions and is expected in the fourth quarter of 2016.

There have been no other material changes to the contractual obligations table disclosed in Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" of our 2015 Annual Report on Form 10-K.

Reconciliations of Non-GAAP Financial Measures to Reported Amounts

Income from operations excluding special items, net income excluding special items, EBITDA, and EBITDA excluding special items are non-GAAP financial measures. Management excludes special items as it believes that these items are not necessarily reflective of the ongoing operations of our business. These measures are presented because they provide a means to evaluate the performance of our segments and our Company on an ongoing basis using the same measures that are used by our management, because these measures assist in providing a meaningful comparison between periods and because these measures are frequently used by investors and other interested parties in the evaluation of companies and the performance of their segments. Any analysis of non-GAAP financial measures should be done in conjunction with results presented in accordance with GAAP. The non-GAAP measures are not intended to be substitutes for GAAP financial measures and should not be used as such. Reconciliations of the non-GAAP measures to the most comparable measure reported in accordance with GAAP for the three and nine months ended September 30, 2016 and 2015 follow (dollars in millions):

	Three Months Ended September 30
	2016			2015
	Income before Taxes	Income Taxes	Net Income	Income before Taxes	Income Taxes	Net Income
As reported in accordance with GAAP	$183.0	$(63.7)	$119.3	$197.7	$(69.9)	$127.8
Special items:
Facilities closure costs (a)	2.0	(0.6)	1.4	—	—	—
Acquisition-related costs (b)	2.9	(1.0)	1.9	—	—	—
DeRidder restructuring (d)	—	—	—	(3.8)	1.5	(2.3)
Integration-related and other costs (e)	—	—	—	2.4	(0.7)	1.7
Sale of St. Helens paper mill site (f)	—	—	—	(6.7)	2.3	(4.4)
Total special items	4.9	(1.6)	3.3	(8.1)	3.1	(5.0)
Excluding special items	$187.9	$(65.3)	$122.6	$189.6	$(66.8)	$122.8

	Nine Months Ended September 30
	2016			2015
	Income before Taxes	Income Taxes	Net Income	Income before Taxes	Income Taxes	Net Income
As reported in accordance with GAAP	$519.9	$(181.0)	$338.9	$510.9	$(178.3)	$332.6
Special items:
Facilities closure costs (a)	6.5	(2.2)	4.3	—	—	—
Acquisition-related costs (b)	3.2	(1.1)	2.1	—	—	—
Multiemployer pension plan withdrawal (c)	0.9	(0.3)	0.6	—	—	—
DeRidder restructuring (d)	—	—	—	5.4	(1.8)	3.6
Integration-related and other costs (e)	—	—	—	9.6	(3.3)	6.3
Sale of St. Helens paper mill site (f)	—	—	—	(6.7)	2.3	(4.4)
Total special items	10.6	(3.6)	7.0	8.3	(2.8)	5.5
Excluding special items	$530.5	$(184.6)	$345.9	$519.2	$(181.1)	$338.1

______

(a)
The three and nine months ended September 30, 2016 include closure costs related to corrugated products facilities and a paper products facility. The closure costs are recorded within "Other expense, net" and "Cost of sales", as appropriate.

(b)
The three and nine months ended September 30, 2016 include acquisition-related costs for the TimBar Corporation acquisition, which we recorded in "Other expense, net" and "Cost of sales", as appropriate.

(c)
The nine months ended September 30, 2016 include costs related to our withdrawal from a multiemployer pension plan for one of our corrugated products facilities. The costs are recorded in "Other expense, net".

(d)
The three and nine months ended September 30, 2015 include restructuring charges at our mill in DeRidder, Louisiana. The restructuring charges primarily related to accelerated depreciation and were mostly recorded in "Cost of sales".

(e)
The three and nine months ended September 30, 2015 include Boise acquisition integration-related and other costs, mostly recorded in "Other income (expense), net". These costs primarily relate to professional fees, severance, retention, relocation, travel, and other integration-related costs.

(f)
In September 2015, we sold the remaining land, buildings, and equipment at our paper mill site in St. Helens, Oregon, where we ceased paper production in December 2012. We recorded the gain on the sale in "Other income (expense), net".

The following table reconciles net income to EBITDA and EBITDA excluding special items for the periods indicated (dollars in millions):

	Three Months Ended September 30		Nine Months Ended September 30
	2016	2015	2016	2015
Net income	$119.3	$127.8	$338.9	$332.6
Interest expense, net	23.4	21.7	67.5	63.2
Income tax provision	63.7	69.9	181.0	178.3
Depreciation, amortization, and depletion	88.0	87.7	264.3	267.9
EBITDA	$294.4	$307.1	$851.7	$842.0
Special items:
Facilities closure costs	1.6	—	5.7	—
Acquisition-related costs	2.9	—	3.2	—
Multiemployer pension plan withdrawal	—	—	0.9	—
DeRidder restructuring	—	(3.8)	—	(3.6)
Integration-related and other costs	—	2.4	—	9.6
Sale of St. Helens paper mill site	—	(6.7)	—	(6.7)
EBITDA excluding special items	$298.9	$299.0	$861.5	$841.3

The following table reconciles segment income (loss) to EBITDA and EBITDA excluding special items (dollars in millions):

	Three Months Ended September 30		Nine Months Ended September 30
	2016	2015	2016	2015
Packaging
Segment income	$179.6	$198.2	$533.5	$533.9
Depreciation, amortization, and depletion	72.0	73.5	217.3	224.2
EBITDA	251.6	271.7	750.8	758.1
Facilities closure costs	1.5	—	4.8	—
Acquisition-related costs	2.9	—	2.9	—
Multiemployer pension plan withdrawal	—	—	0.9	—
DeRidder restructuring	—	(3.8)	—	(3.6)
Integration-related and other costs	—	—	—	2.7
EBITDA excluding special items	$256.0	$267.9	$759.4	$757.2

Paper
Segment income	$44.5	$39.5	$105.0	$98.6
Depreciation, amortization, and depletion	14.7	13.3	43.2	40.6
EBITDA	59.2	52.8	148.2	139.2
Facilities closure costs	0.1	—	0.9	—
Sale of St. Helens paper mill site	—	(6.7)	—	(6.7)
EBITDA excluding special items	$59.3	$46.1	$149.1	$132.5

Corporate and Other
Segment loss	$(17.7)	$(18.3)	$(51.1)	$(58.4)
Depreciation, amortization, and depletion	1.3	0.9	3.8	3.1
EBITDA	(16.4)	(17.4)	(47.3)	(55.3)
Acquisition-related costs	—	—	0.3	—
Integration-related and other costs	—	2.4	—	6.9
EBITDA excluding special items	$(16.4)	$(15.0)	$(47.0)	$(48.4)

EBITDA excluding special items	$298.9	$299.0	$861.5	$841.3

Market Risk and Risk Management Policies

PCA is exposed to the impact of interest rate changes and changes in the market value of its financial instruments. We periodically enter into derivatives to minimize these risks, but not for trading purposes. At September 30, 2016 we had no derivative instruments outstanding. For a discussion of derivatives and hedging activities, see Note 14, Derivative Instruments and Hedging Activities, of the Notes to Consolidated Financial Statements in "Part II, Item 8. Financial Statements and Supplementary Data" of our 2015 Annual Report on Form 10-K.

The interest rates on approximately 62% of PCA’s debt are fixed. A one percent increase in interest rates related to variable-rate debt would have resulted in an increase in interest expense and a corresponding decrease in income before taxes of approximately $10 million annually.

Off-Balance-Sheet Activities

The Company does not have any off-balance sheet arrangements as of September 30, 2016.

Environmental Matters

Except as described below, there have been no material changes to the disclosure set forth in Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations - Environmental Matters" filed with our 2015 Annual Report on Form 10-K. In July 2016, the U.S. Court of Appeals for the District of Columbia Circuit issued a ruling on the consolidated cases challenging Boiler MACT. The court vacated key portions of the rule, including emission limits for certain subcategories of solid fuel boilers, and remanded other issues to the EPA for further rulemaking. At this time, we cannot predict with certainty how the recent decision will impact our expected costs to comply with any revised Boiler MACT standards.

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

PCA has included in its 2015 Annual Report on Form 10-K a discussion of its critical accounting policies and estimates which require management's most difficult, subjective, or complex judgments used in the preparation of its consolidated financial statements. PCA has not had any changes to these critical accounting estimates during the first nine months of 2016.

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

Prior to filing this report, PCA completed an evaluation under the supervision and with the participation of PCA’s management, including PCA’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of PCA’s disclosure controls and procedures as of September 30, 2016. The evaluation of PCA’s disclosure controls and procedures included a review of the controls’ objectives and design, PCA’s implementation of the controls, and the effect of the controls on the information generated for use in this report. Based on this evaluation, PCA’s Chief Executive Officer and Chief Financial Officer concluded that PCA’s disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2016.

Changes in Internal Control over Financial Reporting

On August 29, 2016, PCA acquired TimBar Corporation ("Timbar"). We are currently in the process of evaluating and integrating Timbar’s controls over financial reporting which may result in changes or additions to PCA’s internal control over financial reporting. Under guidelines established by the SEC, companies are permitted to exclude acquisitions from their assessment of internal control over financial reporting during the first year of an acquisition while integrating the acquired company. We expect to exclude TimBar from the assessment of internal control over financial reporting at December 31, 2016. Except as may relate to the TimBar acquisition, there were no other changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As of and for the quarter ended September 30, 2016, TimBar accounted for approximately 6% of the Company's consolidated total assets and 2% of consolidated sales.

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

The following table presents information related to our repurchases of common stock made under share repurchase authorizations approved by our board of directors on February 25, 2016 and shares withheld to cover taxes on vesting of equity awards, during the three months ended September 30, 2016:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in millions)
July 1-31, 2016	1,102	$67.13	—	$193.0
August 1-31, 2016	1,747	67.72	—	193.0
September 1-30, 2016	—	—	—	193.0
Total	2,849	$67.49	—	$193.0
 ____________

(a)	All shares were withheld from employees to cover income and payroll taxes on equity awards that vested during the period.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS

Exhibit Number	Description
10.1
Amended and Restated Credit Agreement, dated as of August 29, 2016, by and among PCA and the lenders and agents named therein (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the registrant on September 1, 2016).

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
101
The following financial information from Packaging Corporation of America’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Income and Comprehensive Income for the three and nine months ended September 30, 2016 and 2015, (ii) Consolidated Balance Sheets at September 30, 2016 and December 31, 2015, (iii) Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015, and (iv) the Condensed Notes to Unaudited Quarterly Consolidated Financial Statements. †

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
Date: November 4, 2016