Form 10-K
PACKAGING CORP OF AMERICA
filed 2017-02-28
CIK 75677

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
At June 30, 2016, the last day of the Registrant's most recently completed second fiscal quarter, the aggregate market value of Registrant's common equity held by non-affiliates was approximately $6,233,906,649 based upon the closing sale price as reported on the New York Stock Exchange. This calculation of market value has been made for the purposes of this report only and should not be considered as an admission or conclusion by the Registrant that any person is in fact an affiliate of the Registrant.
On February 24, 2017, there were 94,206,284 shares of Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Specified portions of the Proxy Statement for the Registrant's 2017 Annual Meeting of Stockholders are incorporated by reference to the extent indicated in Part III of this Form 10-K.

i

ii

PART I

Item 1.	BUSINESS

Packaging Corporation of America ("we," "us," "our," "PCA," or the "Company") is the fourth largest producer of containerboard products and the third largest producer of uncoated freesheet in the United States, based on production capacity. We operate five containerboard mills, three paper mills and 94 corrugated products manufacturing plants. We are headquartered in Lake Forest, Illinois and operate primarily in the United States.

We report in three reportable segments: Packaging, Paper and Corporate and Other. For segment financial information see Note 17, Segment Information, of the Notes to Consolidated Financial Statements in "Part II, Item 8, Financial Statements and Supplementary Data" of this Form 10-K.

During 2016, we made two acquisitions in our corrugated products business: Tim-Bar Corporation ("TimBar") and Columbus Container, Inc. ("Columbus Container"). On August 29, 2016, we acquired substantially all of the assets of TimBar, a large independent corrugated products producer with six corrugated products production facilities for a purchase price of $386 million. To finance the acquisition, we borrowed $385 million under a new five-year term loan facility. TimBar provides solutions to customers in the higher-margin retail, industrial packaging and display and fulfillment markets with a focus on multi-color graphics and technical innovation. On November 30, 2016, we acquired substantially all of the assets of Columbus Container for a purchase price of $100 million. Columbus Container is a full-service provider of corrugated packaging products, with a full-line corrugated products plant, warehousing facilities, and other related operations located in Indiana and Illinois. We used available cash on hand to purchase Columbus Container. The operating results of TimBar and Columbus Container are included in our results and reported in the Packaging segment from and after the respective dates of acquisition. These acquisitions will accelerate the growth strategy and increase the containerboard integration level in our Packaging segment.

Production and Shipments

The following table summarizes the Packaging segment's containerboard production and corrugated products shipments and the Paper segment's production.

			First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Containerboard Production (a)	PCA	2016	898	926	950	962	3,736
(thousand tons)		2015	882	938	933	903	3,656
		2014	821	846	858	927	3,452

Corrugated Shipments (BSF)	PCA	2016	12.3	12.7	13.1	13.2	51.3
		2015	11.9	12.4	12.5	12.1	48.9
		2014	11.6	12.1	12.4	12.1	48.2

Newsprint Production (a)	PCA	2016	—	—	—	—	—
(thousand tons)		2015	—	—	—	—	—
		2014	56	56	50	—	162

White Paper (UFS) Production	PCA	2016	283	268	288	288	1,127
(thousand tons)		2015	288	273	294	262	1,117
		2014	286	275	296	287	1,144

Market Pulp Production (b)	PCA	2016	16	10	12	7	45
(thousand tons)		2015	27	23	25	23	98
		2014	26	23	26	25	100
____________

(a)
PCA ceased production of newsprint and converted the No.3 newsprint machine at our DeRidder, Louisiana mill to containerboard in the third quarter of 2014. Sales of newsprint were recorded in the Packaging segment.

(b)	On December 1, 2016, PCA ceased production of softwood market pulp at our Wallula, Washington mill and permanently shut down the No.1 machine.

Below is a map of our locations:

Packaging

Packaging Products

Our containerboard mills produce linerboard and semi-chemical corrugating medium, which are papers primarily used in the production of corrugated products. Our corrugated products manufacturing plants produce a wide variety of corrugated packaging products, including conventional shipping containers used to protect and transport manufactured goods, multi-color boxes and displays with strong visual appeal that help to merchandise the packaged product in retail locations, and honeycomb protective packaging. In addition, we are a large producer of packaging for meat, fresh fruit and vegetables, processed food, beverages, and other industrial and consumer products.

During the year ended December 31, 2016, our Packaging segment produced 3.7 million tons of containerboard at our mills. Our corrugated products manufacturing plants sold 51.3 billion square feet (BSF) of corrugated products. Our net sales to third parties totaled $4.6 billion in 2016.

Facilities

We manufacture our Packaging products at five containerboard mills, one containerboard machine (at our Wallula, Washington white paper mill), corrugated manufacturing operations, and protective packaging operations. The following provides more details of our operations:

Counce. Our Counce, Tennessee mill produces kraft linerboard. The year-end 2016 annual estimated production capacity, as reported to the American Forest and Paper Association (AF&PA), was 1,104,000 tons. In 2016, the mill produced 1,103,000 tons of kraft linerboard on two paper machines. The mill can produce basis weights from 26 lb. to 90 lb. The mill also produces a variety of performance and specialty grades of linerboard.

DeRidder. Our DeRidder, Louisiana mill produces kraft linerboard on its No. 1 machine and linerboard and semi-chemical corrugating medium on its No. 3 machine. The year-end 2016 annual estimated capacity reported to the AF&PA, on the two machines, was 994,000 tons. The No. 1 machine produced 645,000 tons of kraft linerboard during 2016. The No. 3 machine produced 180,000 tons of linerboard and 168,000 tons of medium. The No. 3 machine was converted from a newsprint machine to a containerboard machine in 2014. The mill can produce linerboard in basis weights of 26 lb. to 69 lb. and medium in basis weights of 23 lb. to 33 lb.

Valdosta. Our Valdosta, Georgia mill produces kraft linerboard. Its year-end 2016 annual estimated production capacity, as reported to the AF&PA, was 604,000 tons. In 2016, our single paper machine at Valdosta produced 599,000 tons of kraft linerboard. The mill can produce basis weights from 35 lb. to 96 lb.

Tomahawk. Our Tomahawk, Wisconsin mill produces semi-chemical corrugating medium. Its year-end 2016 annual estimated production capacity, as reported to the AF&PA, was 556,000 tons. In 2016, the mill produced 500,000 tons on two paper machines. The Tomahawk mill can produce basis weights from 23 lb. to 47 lb. and a variety of performance and specialty grades of corrugating medium.

Filer City. Our Filer City, Michigan mill produces semi-chemical corrugating medium. Its year-end 2016 annual estimated production capacity, as reported to the AF&PA, was 445,000 tons. In 2016, the mill produced 408,000 tons on three paper machines. Filer City can produce corrugating medium in basis weights from 20 lb. to 47 lb.

Wallula. Our Wallula, Washington mill primarily produces white paper, but also produces semi-chemical corrugating medium on one of its paper machines. Its year-end 2016 annual estimated production capacity of medium, as reported to the AF&PA, was 147,000 tons. In 2016, the mill produced 133,000 tons of semi-chemical corrugating medium. Wallula can produce corrugating medium in basis weights from 23 lb. to 45 lb.

We operate 94 corrugated manufacturing operations, a technical and development center, eight regional design centers, a rotogravure printing operation, and a complement of packaging supplies and distribution centers. Of the 94 manufacturing facilities, 59 operate as combining operations, commonly called corrugated plants, which manufacture corrugated sheets and finished corrugated packaging products, 34 are sheet plants, which procure combined sheets and manufacture finished corrugated packaging products, and one is a corrugated sheet-only manufacturer.

Corrugated products plants tend to be located in close proximity to customers to minimize freight costs. Each of our plants serve a market radius of around 150 miles. Our sheet plants are generally located in close proximity to our larger corrugated plants, which enables us to offer additional services and converting capabilities such as small volume and quick turnaround items.

Major Raw Materials Used

Fiber supply. Fiber is the largest raw material cost to manufacture containerboard. We consume both wood fiber and recycled fiber in our containerboard mills. We have no 100% recycled mills, or mills whose fiber consumption consists solely of recycled fiber. To reduce our fiber costs, we have invested in processes and equipment to ensure a high degree of fiber flexibility. Our mill system has the capability to shift a portion of its fiber consumption between softwood, hardwood, and recycled sources. All of our mills, other than the Valdosta mill, can utilize some recycled fiber in their containerboard production. Our ability to use various types of virgin and recycled fiber helps mitigate the impact of changes in the prices of various fibers. Our corrugated manufacturing operations generate recycled fiber as a by-product from the manufacturing process, which is consumed by our mills. In 2016, our usage of recycled fiber, net of internal generation, represents 17% of our containerboard production.

We procure wood fiber through leases of cutting rights, long-term supply agreements, and market purchases. We currently lease the cutting rights to approximately 75,000 acres of timberland located near our Counce, Tennessee and Valdosta, Georgia mills. Virtually all of the acres under cutting rights agreements are located within 100 miles of these two mills which results in lower wood transportation costs and provides a secure source of wood fiber. These leased cutting rights agreements have terms with about 14 years remaining, on average.

We participate in the Sustainable Forestry Initiative® (SFI) and we are certified under the SFI sourcing standards. These standards are aimed at ensuring the long-term health and conservation of forestry resources. We are committed to sourcing wood fiber through environmentally, socially, and economically sustainable practices and promoting resource and conservation stewardship ethics.

Energy supply. Energy at our packaging mills is obtained through purchased or self-generated fuels and electricity. Fuel sources include natural gas, by-products of the containerboard manufacturing and pulping process (including black liquor and wood waste), purchased wood waste, and other purchased fuels. Each of our mills self-generates process steam requirements from by-products (black liquor and wood waste), as well as from the various purchased fuels. The process steam is used throughout the production process and also to generate electricity.

In 2016, our packaging mills consumed about 60 million MMBTU’s of fuel to produce both steam and electricity. Of the 60 million MMBTU’s consumed, about 61% was from mill generated by-products and 39% was from purchased fuels. Of the 39% in purchased fuels, 69% was from natural gas, 26% was from purchased wood waste and 5% was from other purchased fuels.

Chemical supply. We consume various chemicals in the production of containerboard, including caustic soda and sulfuric acid. Most of our chemicals are purchased under contracts, which are bid or negotiated periodically.

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

Containerboard produced in our mills is shipped by rail or truck. Our corrugated products are delivered by truck due to our large number of customers and their demand for timely service. Our corrugated manufacturing operations typically serve customers within a 150-mile radius. We sometimes use third-party warehouses for short-term storage of corrugated products.

Customers

We sell corrugated products to over 17,000 customers in over 34,000 locations. About three-quarters of our corrugated products sales are to regional and local accounts, which are broadly diversified across industries and geographic locations. The remaining one-quarter of our customer base consists primarily of national accounts that have multiple locations and are served by a number of PCA plants. No single customer exceeds 10% of segment sales.

The primary end-use markets in the United States for corrugated products are shown below as reported in the 2015 Fibre Box Association annual report:

Food, beverages, and agricultural products	45%
Retail and wholesale trade	19%
Miscellaneous manufacturing	15%
Paper and other products	11%
Chemical, plastic, and rubber products	10%

Competition

As of December 31, 2016, we were the fourth largest producer of containerboard products in the United States, according to industry sources and our own estimates. According to industry sources, corrugated products are produced by about 500 U.S. companies operating approximately 1,200 plants. The primary basis for competition for most of our packaging products includes quality, service, price, product design, and innovation. Most corrugated products are manufactured to the customer’s specifications. Corrugated producers generally sell within a 150-mile radius of their plants and compete with other corrugated producers in their local region. Competition in our corrugated products operations tends to be regional, although we also face competition from large competitors with significant national account presence.

On a national level, our primary competitors are International Paper Company, WestRock Company, Georgia-Pacific LLC, KapStone Paper and Packaging Corporation, and Pratt Industries. However, with our strategic focus on regional and local accounts, we also compete with the smaller, independent producers.

Paper

We are the third largest manufacturer of uncoated freesheet in the United States, according to industry sources and our own estimates. We manufacture and sell white papers, including both commodity and specialty papers, which may have custom or specialized features such as colors, coatings, high brightness, and recycled content. White papers consist of communication papers (cut-size office papers and printing and converting papers) and pressure sensitive papers, including release liners, which our customers use to produce labels for use in consumer and commercially-packaged products. Effective December 1, 2016, we ceased softwood market pulp production at our Wallula, Washington mill and permanently shut down the No.1 machine, with pulp capacity of approximately 100,000 tons.

Facilities

We have three white paper mills located in the United States. The following paragraphs describe our white paper mills:

Jackson. Our Jackson, Alabama mill produces both commodity and specialty papers. Its year-end 2016 annual estimated production capacity of white papers on two paper machines, as reported to the AF&PA, was 470,000 tons. In 2016, the mill produced 465,000 tons of white papers.

International Falls. Our International Falls, Minnesota mill produces both commodity and specialty papers. Its year-end 2016 annual estimated production capacity of white papers on two paper machines, as reported to the AF&PA, was 465,000 tons. In 2016, the mill produced 475,000 tons of white papers.

Wallula. Our Wallula, Washington mill has the ability, on one machine, to switch production between pressure sensitive papers and a variety of white paper grades. The mill also produces corrugating medium. Its year-end 2016 annual estimated production capacity of white paper grades, as reported to the AF&PA, was 190,000 tons. The semi-chemical corrugating medium produced at Wallula is included in our Packaging segment as discussed above. In 2016, the mill produced 187,000 tons of white papers and 45,000 tons of market pulp. We ceased market pulp production in December 2016.

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

Energy supply. We obtain energy through purchased or self-generated fuels and electricity. Fuel sources include natural gas, electricity, by-products of the manufacturing and pulping process (including black liquor and wood waste), and purchased wood waste. Each of the paper mills self-generates process steam requirements from by-products (black liquor and wood waste), as well as from the various purchased fuels. The process steam is used throughout the production process and to generate electricity.

In 2016, our white paper mills consumed about 30 million MMBTU’s of fuel to produce both steam and electricity. Of the 30 million MMBTU’s consumed, about 62% was from mill generated by-products and 38% was from purchased fuels. Of the 38% in purchased fuels, 85% was from natural gas and 15% from purchased wood waste.

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

Customers

We have over 200 customers in approximately 500 locations. These customers include paper merchants, commercial and financial printers, envelope converters, and customers who use our pressure sensitive paper for specialty applications such as consumer and commercial product labels. We have established long-term relationships with many of our customers. Office Depot, Inc. is our largest customer in the Paper segment. We have an agreement with Office Depot in which we will supply at least 50% of Office Depot's requirements for commodity office papers through December 2017. The agreement will renew automatically through December 2018; however, there are circumstances that could cause the agreement to terminate in 2017. If this were to occur, Office Depot's purchase obligations under the agreement would phase out over two years. In 2016, our sales revenue to Office Depot represented 42% of our Paper segment sales revenue.

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

Our largest competitors include Domtar Corporation, International Paper Company, and Georgia-Pacific LLC. We also face competition from overseas producers. Although price is the primary basis for competition in most of our paper grades, quality and service are also important competitive determinants. Our white papers compete with electronic data transmission, e-readers, electronic document storage alternatives, and paper grades we do not produce. Increasing shifts to these alternatives have had, and are likely to continue to have, an adverse effect on traditional print media and paper usage and lower demand for communication papers.

Corporate and Other

Our Corporate and Other segment includes corporate support staff services and related assets and liabilities. This segment also includes transportation assets, such as rail cars and trucks, which we use to transport some of our products from our manufacturing sites, and assets related to a 50% owned variable interest entity, Louisiana Timber Procurement Company, L.L.C. (LTP).

Employees

As of December 31, 2016, we had approximately 14,000 employees, including 4,200 salaried and 9,800 hourly employees. Approximately 70% of our hourly employees worked pursuant to collective bargaining agreements. The majority of our unionized employees are represented by the United Steel Workers (USW), the International Brotherhood of Teamsters (IBT), the International Association of Machinists (IAM), and the Association of Western Pulp and Paper Workers (AWPPW). We are currently in negotiations to renew or extend any union contracts that have recently expired or are expiring in the near future, including the agreement at our Wallula, Washington paper mill with the AWPPW union, which expires on March 14, 2017. During 2016, we experienced no work stoppages, and we believe we have satisfactory labor relations with our employees.

Environmental Matters

A discussion of the financial impact of our compliance with environmental laws is presented under the caption "Environmental Matters" in "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-K.

Executive Officers of the Registrant

Brief statements setting forth the age at February 28, 2017, the principal occupation, employment during the past five years, the year in which such person first became an officer of PCA, and other information concerning each of our executive officers appears below.

Mark W. Kowlzan, 61, Chairman and Chief Executive Officer - Mr. Kowlzan has served as PCA's Chairman since January 2016 and as Chief Executive Officer and a director since July 2010. From 1998 through June 2010, Mr. Kowlzan led the company’s containerboard mill system, first as Vice President and General Manager and then as Senior Vice President - Containerboard. From 1996 through 1998, Mr. Kowlzan served in various senior mill-related operating positions with PCA and Tenneco Packaging, including as manager of the Counce linerboard mill. Prior to joining Tenneco Packaging, Mr. Kowlzan spent 15 years at International Paper Company, a global paper and packaging company, where he held a series of operational and managerial positions within its mill organization. Mr. Kowlzan is a member of the board of American Forest and Paper Association.

Thomas A. Hassfurther, 61, Executive Vice President - Corrugated Products - Mr. Hassfurther has served as Executive Vice President - Corrugated Products of PCA since September 2009. From February 2005 to September 2009, Mr. Hassfurther served as Senior Vice President - Sales and Marketing, Corrugated Products. Prior to this he held various senior-level management and sales positions at PCA and Tenneco Packaging. Mr. Hassfurther joined the company in 1977.

Charles J. Carter, 57, Senior Vice President - Containerboard Mill Operations - Mr. Carter has served as Senior Vice President - Containerboard Mill Operations since July 2013. Prior to this, he served as Vice President – Containerboard Mill Operations since January 2011. From March 2010 to January 2011, Mr. Carter served as PCA’s Director of Papermaking Technology. Prior to joining PCA in 2010, Mr. Carter spent 28 years with various pulp and paper companies in managerial and technical positions of increasing responsibility, most recently as Vice President and General Manager of the Calhoun, Tennessee mill of Abitibi Bowater from 2007 to 2010 and as manager of SP Newsprint’s Dublin, Georgia mill from 1999 to 2007.

Robert P. Mundy, 55, Senior Vice President and Chief Financial Officer - Mr. Mundy has served as PCA’s Senior Vice President since July 2015 and Chief Financial Officer since September 2015. He previously served as Senior Vice President and Chief Financial Officer of Verso Corporation, a leading North American supplier of coated papers to catalog and magazine publishers, from 2006 to June 2015. Verso Corporation filed for Chapter 11 bankruptcy in January 2016. Prior to that, he worked at International Paper Company, from 1983 to 2006, where he was Director of Finance of the Coated and

Supercalendered Papers division from 2002 to 2006, Director of Finance Projects from 2001 to 2002, Controller of Masonite Corporation from 1999 to 2001, and Controller of the Petroleum and Minerals business from 1996 to 1999. He served in various business positions at International Paper from 1983 to 1996.

Kent A. Pflederer, 46, Senior Vice President, General Counsel and Secretary - Mr. Pflederer has served as General Counsel and Corporate Secretary since June 2007 and Senior Vice President since January 2013. Prior to joining PCA, Mr. Pflederer served as Senior Counsel, Corporate and Securities, at Hospira, Inc. from 2004 to 2007 and served in the corporate and securities practice at Mayer Brown, LLP from 1996 to 2004.

Thomas W.H. Walton, 57, Senior Vice President - Sales and Marketing, Corrugated Products - Mr. Walton has served as Senior Vice President - Sales and Marketing, Corrugated Products since October 2009. Prior to this, he served as a Vice President and Area General Manager within the Corrugated Products Group since 1998. Mr. Walton joined the company in 1981 and has also held positions in production, sales, and general management.

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

Industry Cyclicality - Changes in the prices of our products could materially affect our financial condition, results of operations, and liquidity. Macroeconomic conditions and fluctuations in industry capacity can create changes in prices, sales volumes, and margins for most of our products, particularly commodity grades of packaging and paper products. Prices for all of our products are driven by many factors, including general economic conditions, demand for our products, and competitive conditions in our industry, and we have little influence over the timing and extent of price changes, which may be unpredictable and volatile. In addition, our selling prices are influenced by index levels published by trade publications. Changes in how these index levels are determined or maintained may affect our sales prices. If supply exceeds demand, industry operating conditions deteriorate or other factors result in lower prices for our products, our earnings and operating cash flows would be harmed.

General Economic Conditions - Adverse business and economic conditions or changes in tax laws may have a material adverse effect on our business, results of operations, liquidity, and financial position. General global and U.S. economic conditions adversely affect the demand and production of consumer goods, employment levels, the availability and cost of credit, and ultimately, the profitability of our business. High unemployment rates, lower family income, unfavorable currency exchange rates, lower corporate earnings, lower business investment, and lower consumer spending typically result in decreased demand for our products and products of our customers which utilize our products. Changes in tax laws or tax rates may have a material impact on our future cash taxes, effective tax rate or deferred tax assets and liabilities. These conditions are beyond our control and may have a significant impact on our business, results of operations, liquidity, and financial position.

Competition  - The intensity of competition in the industries in which we operate could result in downward pressure on pricing and volume, which could lower earnings and operating cash flows. Our industries are highly competitive, with no single containerboard, corrugated packaging, or white paper producer having a dominant position. Containerboard and commodity white paper products cannot generally be differentiated by producer, which tends to intensify price competition. The corrugated packaging industry is also sensitive to changes in economic conditions, as well as other factors including innovation, design, quality, and service. To the extent that one or more competitors are more successful than we are with respect to any key competitive factor, our business could be adversely affected. Our packaging products also compete, to some extent, with various other packaging materials, including products made of paper, plastics, wood, and various types of metal. If we are unable to successfully compete, we may lose market share or may be required to charge lower sales prices for our products, both of which would reduce our earnings and operating cash flows.

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

Some of our competitors are larger than we are and may have greater financial and other resources, greater manufacturing economies of scale, greater energy self-sufficiency, or lower operating costs, compared with our company. We may be unable to compete effectively with these companies particularly during economic downturns. Some of the factors that may adversely affect our ability to compete in the markets in which we participate include the entry of new competitors (including overseas producers, who have increased imports of white paper to the United States in recent years and have been found to have violated international trade rules) into the markets we serve, our competitors' pricing strategies, our inability to anticipate and respond to changing customer preferences, and our inability to maintain the cost-efficiency of our facilities.

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

In 2016, our total company costs including cost of sales (COS) and selling, general, and administrative expenses (SG&A) was $5.0 billion, and excluding non-cash costs (depreciation, depletion and amortization, pension and postretirement expense, and share-based compensation expense) was $4.6 billion. A 1% increase in COS and SG&A costs would increase costs by $50 million and cash costs by $46 million.

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

The availability and cost of recycled fiber depends heavily on recycling rates and the domestic and global demand for recycled products. We purchase recycled fiber for use at four of our five containerboard mills as well as the containerboard machine at our Wallula, Washington mill. In 2016, we purchased approximately 630,000 tons of recycled fiber, net of the recycled fiber generated by our corrugated box plants. The amount of recycled fiber purchased each year varies based upon production and the prices of both recycled fiber and wood fiber.

Periods of supply and demand imbalance have created significant price volatility. Periods of higher recycled fiber costs and unusual price volatility have occurred in the past and may occur again in the future, which could result in higher costs and lower earnings. A $10 per ton price increase in recycled fiber for our containerboard mills, would result in approximately $6 million of additional expense.

Cost of Purchased Fuels and Chemicals - An increase in the cost of purchased fuels and chemicals could lead to higher manufacturing costs, resulting in reduced earnings. We have the ability to use various types of purchased fuels in our manufacturing operations, including natural gas, bark, and other purchased fuels. Fuel prices, in particular prices for oil and natural gas, have fluctuated dramatically in the past. New and more stringent environmental regulations may discourage, reduce the availability of, or make more expensive, the use of certain fuels, particularly coal and fossil fuels. In addition, costs for key chemicals used in our manufacturing operations also fluctuate. These fluctuations impact our manufacturing costs and result in earnings volatility. If fuel and chemical prices rise, our production costs and transportation costs will increase and cause higher manufacturing costs and reduced earnings. A $0.10 per million MMBTU in natural gas prices would result in approximately $3 million of additional expense, based on 2016 usage.

Material Disruption of Manufacturing - A material disruption at one of our manufacturing facilities could prevent us from meeting customer demand, reduce our sales, and/or negatively affect our results of operations and financial condition. Our business depends on continuous operation of our facilities, particularly at our mills. Any of our manufacturing facilities, or any of our machines within such facilities, could cease operations unexpectedly for a significant period of time due to a number of events, including:

•	Unscheduled maintenance outages.

•	Prolonged power failures.

•	Equipment failure.

•	Explosion of a boiler or other major facilities.

•	Disruption in the supply of raw materials, such as wood fiber, energy, or chemicals.

•	A chemical spill or release.

•	Closure or curtailment related to environmental concerns.

•	Labor difficulties.

•	Disruptions in the transportation infrastructure, including roads, bridges, railroad tracks, and tunnels.

•	Fires, floods, earthquakes, hurricanes, or other catastrophes.

•	Terrorism or threats of terrorism.

•	Other operational problems.

These events could harm our ability to produce our products and serve our customers and may lead to higher costs and reduced earnings.

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

Mergers and Acquisitions - Our acquired businesses may underperform relative to our expectations, and we may not be able to successfully integrate these businesses into our own. We have completed several mergers and acquisitions and investments in recent years, including our acquisitions of TimBar and Columbus Container during 2016. Our success will depend in part on our ability to successfully integrate, and receive the intended benefits from these acquisitions. There may be difficulties, costs and delays involved in the integration of these businesses into ours. Integration requires modification of operational and financial systems, and may result in significant additional expenses. If the acquired businesses underperform relative to our expectations, or if we fail to successfully integrate these businesses, our business, financial condition and results of operations may be materially and adversely affected.

Customer Concentration - Office Depot represents a significant portion of PCA’s paper business. We have a supply agreement with Office Depot, our largest customer in the Paper segment. The agreement requires Office Depot to buy, and us to supply, at least 50% of Office Depot's requirements for office papers through December 2017.

In 2016, sales to Office Depot represented 42% of our Paper segment sales and 8% of our consolidated sales. If these sales are reduced, including if we are unable to renew the agreement at committed volumes, we would need to find new customers. We may not be able to fully replace any lost sales, and any new sales may be at lower prices or higher costs. Any significant deterioration in the financial condition of Office Depot affecting its ability to pay or any other change that makes Office Depot less willing to purchase our products will harm our business and results of operations.

Labor Relations- If we experience strikes or other work stoppages, our business will be harmed. Our workforce is highly unionized and operates under various collective bargaining agreements. We must negotiate to renew or extend any union contracts that have recently expired or are expiring in the near future. While we believe that we have generally had satisfactory labor relations, we may not be able to successfully negotiate new agreements without work stoppages or labor difficulties in the future or renegotiate them on favorable terms. If we are unable to successfully renegotiate the terms of any of these agreements, or if we experience any extended interruption of operations at any of our facilities as a result of strikes or other work stoppages, our business, results of operations and financial condition may be harmed.

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

Debt obligations - Our debt service obligations may reduce our operating flexibility. At December 31, 2016, we had $2.6 billion of long-term debt outstanding and a $324.9 million undrawn revolving credit facility, after deducting letters of credit. We and our subsidiaries may incur additional indebtedness in the future. Our indebtedness includes $1.0 billion with floating interest rates. An increase in interest rates will increase the amount we must pay to service our indebtedness.

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

We own and lease properties in our business. Primarily all of our leases are noncancelable and are accounted for as operating leases. These leases are not subject to early termination except for standard nonperformance clauses.

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

We currently own buildings and land for five containerboard mills and three white paper mills. Additionally, we have 94 corrugated manufacturing operations, of which the buildings and land for 52 are owned, including 44 combining operations, or corrugated plants, one corrugated sheet-only manufacturer, and seven sheet plants. We lease the building for 15 corrugated plants and 27 sheet plants. We own one warehouse and miscellaneous other properties, including sales offices and woodlands management offices. We lease space for regional design centers and numerous other distribution centers, warehouses, and facilities. The equipment in these leased facilities is, in virtually all cases, owned by us, except for forklifts and other rolling stock, which are generally leased.

We lease the cutting rights to approximately 75,000 acres of timberland located near our Valdosta mill (68,000 acres) and our Counce mill (7,000 acres). On average, these cutting rights agreements have terms with approximately 14 years remaining. Additionally, we lease approximately 9,000 acres of land for a fiber farm, located near our Wallula mill, where we plant, grow, and harvest fiber.

Our corporate headquarters is located in Lake Forest, Illinois. The headquarter facilities are leased for the next five years with provisions for two additional five year lease extensions. We also lease an administrative office in Boise, Idaho, through March 2018.

Item 3.	LEGAL PROCEEDINGS

Information concerning legal proceedings can be found in Note 18, Commitments, Guarantees, Indemnifications, and Legal Proceedings, of the Notes to Consolidated Financial Statements in "Part II, Item 8. Financial Statements and Supplementary Data" of this Form 10-K.

Item 4.MINE SAFETY DISCLOSURE

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

	2016			2015
	Sales Price		Dividends Declared	Sales Price		Dividends Declared
Quarter Ended	High	Low		High	Low
March 31	$62.67	$44.32	$0.55	$84.88	$73.03	$0.55
June 30	71.31	58.44	0.55	78.98	62.48	0.55
September 30	82.77	65.12	0.63	73.60	58.29	0.55
December 31	88.41	78.03	0.63	70.04	59.54	0.55

Stockholders

On February 24, 2017, there were 70 holders of record of our common stock.

Dividend Policy

PCA expects to continue to pay regular cash dividends, although there is no assurance as to the timing or level of future dividend payments because these depend on future earnings, capital requirements, and financial condition. The timing and amount of future dividends are subject to the determination of PCA’s Board of Directors.

On August 31, 2016, PCA announced an increase of its quarterly cash dividend on its common stock from an annual payout of $2.20 per share to an annual payout of $2.52 per share. The first quarterly dividend of $0.63 per share was paid on October 14, 2016 to shareholders of record as of September 15, 2016.

Purchases of Equity Securities

Stock Repurchase Program

On February 25, 2016, PCA announced that its Board of Directors authorized the repurchase of $200 million of the Company's outstanding common stock. At the time of the announcement, there was no remaining authority under previously announced programs. Repurchases may be made from time to time in open market or privately negotiated transactions in accordance with applicable securities regulations. The timing and amount of repurchases will be determined by the company in its discretion based on factors such as PCA’s stock price and market and business conditions.

In 2016, we paid $100.3 million to repurchase 1,987,187 shares of common stock which fully depleted the remaining $93.3 million authorized for repurchase under the July 2015 authorization. In 2015, we paid $154.7 million to repurchase 2,326,493 shares of common stock. In 2014, the Company did not repurchase any shares of common stock. All shares repurchased have been retired. As of December 31, 2016, $193.0 million of the authorized amount remained available for repurchase of the Company’s common stock.

Pursuant to its equity incentive plan, the Company withholds shares from vesting employee equity awards to cover employee tax liabilities. Total shares withheld in 2016 were 172,438 for $11.2 million. Total shares withheld in 2015 were 129,983 for $8.7 million. Total shares withheld in 2014 were 183,170 for $13.2 million. Shares withheld are included in the number of shares repurchased in the table below.

The following table presents information related to our repurchases of common stock made under repurchase plans authorized by PCA's Board of Directors, and shares withheld to cover taxes on vesting of equity awards, during the three months ended December 31, 2016:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (a)		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in millions)
October 1-31, 2016	—		$—	—	$193.0
November 1-30, 2016	—		—	—	193.0
December 1-31, 2016	11,429		86.28	—	193.0
Total	11,429	(a)	$86.28	—	$193.0
 ____________

(a)	11,429 shares were withheld from employees to cover income and payroll taxes on equity awards that vested during the period.

Performance Graph

The graph below compares PCA’s cumulative 5-year total shareholder return on common stock with the cumulative total returns of the S&P 500 index; the S&P Midcap 400 index; and a Peer Group that includes two publicly-traded companies, which are International Paper Company and KapStone Paper and Packaging Corporation. The graph tracks the performance of a $100 investment (including the reinvestment of all dividends) in our common stock, in each index, and in the peer groups' common stock from December 31, 2011, through December 31, 2016. The stock price performance included in this graph is not necessarily indicative of future stock price performance.

	Cumulative Total Return
	December 31
	2011	2012	2013	2014	2015	2016
Packaging Corporation of America	$100.00	$157.35	$266.53	$336.07	$280.32	$389.91
S&P 500	100.00	116.00	153.58	174.60	177.01	198.18
S&P Midcap 400	100.00	117.88	157.37	172.74	168.98	204.03
Peer Group	100.00	139.99	186.93	211.57	155.34	219.34

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

	Year Ended December 31
	2016 (a)	2015 (a)	2014 (a)	2013 (a)	2012
Statement of Income Data (b):
Net Sales	$5,779.0	$5,741.7	$5,852.6	$3,665.3	$2,843.9
Net Income	449.6	436.8	392.6	441.3	160.2
Net income per common share:
— basic	4.76	4.47	3.99	4.57	1.66
— diluted	4.75	4.47	3.99	4.52	1.64
Weighted average common shares outstanding:
— basic	93.5	96.6	97.0	96.6	96.4
— diluted	93.7	96.7	97.1	97.5	97.5
EBITDA(c)	$1,138.3	$1,106.5	$1,083.7	$683.7	$608.3
Cash dividends declared per common share	2.36	2.20	1.60	1.51	1.00
Balance Sheet Data (b):
Total assets	$5,777.0	$5,272.3	$5,258.7	$5,182.1	$2,490.1
Total debt obligations	2,667.4	2,319.7	2,365.2	2,558.6	814.7
Stockholders' equity	1,759.8	1,633.3	1,521.4	1,356.8	1,008.2
____________

(a)	On October 25, 2013, we acquired Boise Inc. (Boise). Our financial results include Boise subsequent to acquisition.

(b)
Effective January 1, 2016, the Company adopted Accounting Standards Update (ASU) 2015-03 (Topic 835): Simplifying the Presentation of Debt Issuance Costs. We applied this guidance retrospectively, as required, and reclassified the debt issuance costs from "Other long-term assets" to "Long-term debt" on our Consolidated Balance Sheet to conform with current period presentation. Total assets for all periods presented have been updated to reflect this adoption.

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

Overview

PCA is the fourth largest producer of containerboard products in the United States and the third largest producer of uncoated freesheet paper in the United States, based on production capacity. We operate five containerboard mills, three paper mills, and 94 corrugated products manufacturing plants. Our containerboard mills produce linerboard and corrugating medium, which are papers primarily used in the production of corrugated products. Our corrugated products manufacturing plants produce a wide variety of corrugated packaging products, including conventional shipping containers used to protect and transport manufactured goods, multi-color boxes and displays with strong visual appeal that help to merchandise the packaged product in retail locations, and honeycomb protective packaging. In addition, we are a large producer of packaging for meat, fresh fruit and vegetables, processed food, beverages, and other industrial and consumer products. We also manufacture and sell white papers, including both commodity and specialty papers, which may have custom or specialized features such as colors, coatings, high brightness, and recycled content. We are headquartered in Lake Forest, Illinois and operate primarily in the United States.

During 2016, we made two acquisitions in our corrugated products business: Tim-Bar Corporation ("TimBar") and Columbus Container, Inc. ("Columbus Container"). On August 29, 2016, we acquired substantially all of the assets of TimBar, a large independent corrugated products producer with six corrugated products production facilities for a purchase price of $386 million. To finance the acquisition, we borrowed $385 million under a new five-year term loan facility. TimBar provides solutions to customers in the higher margin retail, industrial packaging and display and fulfillment markets with a focus on multi-color graphics and technical innovation. On November 30, 2016, we acquired substantially all of the assets of Columbus Container for a purchase price of $100 million. Columbus Container is a full-service provider of corrugated packaging products, with a full-line corrugated products plant and warehousing facilities and other related operations located in Indiana and Illinois. We used available cash on hand to pay the purchase price. The operating results of TimBar and Columbus Container are included in our results and reported in the Packaging segment from and after the respective dates of acquisition. These acquisitions will accelerate the growth strategy and increase the containerboard integration level in our Packaging segment.

Executive Summary

We reported $450 million of net income, or $4.75 per diluted share, compared with $437 million, or $4.47 per share in 2015. Income included $19 million of pre-tax expense for special items in 2016 compared to $9 million in 2015. Excluding special items, we recorded $462 million of net income, or $4.88 per diluted share in 2016, compared with $443 million and $4.53 per diluted share in 2015. The increase was driven primarily by increased containerboard and corrugated products volumes, improved operating costs, and a lower share count, partially offset by lower containerboard and corrugated products prices and mix and lower paper volumes. In 2016, we successfully completed the acquisitions of TimBar and Columbus Container, achieved a record $801 million of operating cash flow, and returned $316 million to our shareholders through share repurchases and dividends.

Packaging segment income from operations was $711 million, compared with $715 million in 2015, and earnings before interest, taxes, depreciation, amortization, and depletion (EBITDA) excluding special items was $1,019 million, compared with $1,009 million in 2015. Volumes were up in both our containerboard mills and corrugated products plants in 2016, and we began implementing announced price increases during the fourth quarter. Higher volumes and improved operating costs were partially offset by unfavorable changes in containerboard and corrugated products price and mix compared with 2015.

Paper segment income from operations was $138 million, compared with $112 million in 2015, and EBITDA excluding special items was $199 million, compared with $161 million in 2015. The increase was primarily due to improved operating costs and favorable changes in price and mix, partially offset by lower volume as a result of the 2016 shutdown of market pulp operations at our Wallula, Washington mill.

Earnings per diluted share, excluding special items, in 2016 and 2015 were as follows:

	Year Ended December 31
	2016	2015
Earnings per diluted share	$4.75	$4.47
Special items:
Facilities closure costs (a)	0.07	—
Acquisition-related costs (b)	0.03	—
Wallula mill restructuring (c)	0.02	—
Multiemployer pension withdrawal (d)	0.01	—
DeRidder restructuring (e)	—	0.01
Integration-related and other costs (f)	—	0.10
Sale of St. Helens paper mill site (g)	—	(0.05)
Total special items	0.13	0.06
Earnings per diluted share, excluding special items	$4.88	$4.53
____________

(a)	Includes $11.0 million of closure costs related to corrugated product facilities and a paper products facility.

(b)	Includes $4.5 million of acquisition-related costs for the TimBar Corporation and Columbus Container, Inc. acquisitions.

(c)	Includes $2.7 million of costs related to ceased production of softwood market pulp operations at our Wallula, Washington mill and the permanent shutdown of the No.1 machine.

(d)	Includes $0.9 million of costs related to our withdrawal from a multiemployer pension plan for one of our corrugated products facilities.

(e)
Includes $2.0 million of restructuring activities at our mill in DeRidder, Louisiana, including costs related to the conversion of the No. 3 newsprint machine to containerboard, our exit from the newsprint business, and other improvements. The restructuring charges primarily related to accelerated depreciation.

(f)
Includes $13.4 million of Boise acquisition integration-related and other costs. These costs primarily relate to professional fees, severance, retention, relocation, travel, and other integration-related costs.

(g)
In September 2015, we sold the remaining land, buildings, and equipment at our paper mill site in St. Helens, Oregon, where we ceased paper production in December 2012. We recorded a $6.7 million gain on the sale.

Management excludes special items, as it believes these items are not necessarily reflective of the ongoing results of operations of our business. We present these measures because they provide a means to evaluate the performance of our segments and our company on an ongoing basis using the same measures that are used by our management, because these measures assist in providing a meaningful comparison between periods presented and because these measures are frequently used by investors and other interested parties in the evaluation of companies and the performance of their segments. A reconciliation of diluted EPS to diluted EPS excluding special items is included above and the reconciliations of other non-GAAP measures used in this Management's Discussion and Analysis of Financial Condition and Results of Operations, to the most comparable measure reported in accordance with GAAP, are included later in Item 7 under "Reconciliations of Non-GAAP Financial Measures to Reported Amounts." Any analysis of non-GAAP financial measures should be done in conjunction with results presented in accordance with GAAP. The non-GAAP measures are not intended to be substitutes for GAAP financial measures and should not be used as such.

Industry and Business Conditions

Trade publications reported that industry corrugated products shipments increased 2.1% during 2016, compared with 2015. Reported industry containerboard production was 1.2% higher than 2015, with export shipments up 4.6%. Published open market containerboard prices for linerboard decreased $15 per ton in January, followed by a $40 per ton increase in October. Medium decreased $20, $10, and $15 per ton in January, February, and August respectively, followed by a $40 increase in October.

The market for communication papers competes heavily with electronic data transmission and document storage alternatives. Increasing shifts to these alternatives have reduced usage of traditional print media and communication papers.

Trade publications reported that uncoated freesheet paper shipments were down 3.4% in 2016, compared with 2015. Trade publication average prices for uncoated freesheet decreased $19 per ton, or 1.9%, in 2016, compared with 2015.

Outlook

Looking ahead to the first quarter of 2017, we expect to realize the vast majority of our previously announced Packaging segment price increases and we expect higher corrugated products shipments with continuing strong demand. We expect lower containerboard and paper production volume as we have scheduled maintenance outages on one of our machines at both the Counce and DeRidder containerboard mills and on one of our machines at our Jackson, Alabama paper mill. We expect higher freight costs as well as higher labor and benefits costs with annual wage increases and other timing-related expenses. We also anticipate continued price inflation on recycled fiber, energy, and certain chemicals, and seasonally colder weather is expected to increase wood and energy costs. Considering these items, we expect first quarter earnings per share to be higher than fourth quarter 2016.

Results of Operations

Year Ended December 31, 2016, Compared with Year Ended December 31, 2015

The historical results of operations of PCA for the years ended December 31, 2016 and 2015 are set forth below (dollars in millions):

	Year Ended December 31
	2016	2015	Change
Packaging	$4,584.8	$4,477.3	$107.5
Paper	1,093.9	1,143.1	(49.2)
Corporate and other and eliminations	100.3	121.3	(21.0)
Net sales	$5,779.0	$5,741.7	$37.3

Packaging	$711.1	$714.9	$(3.8)
Paper	138.1	112.5	25.6
Corporate and other	(68.9)	(77.4)	8.5
Income from operations	$780.3	$750.0	$30.3
Interest expense, net	(91.8)	(85.5)	(6.3)
Income before taxes	688.5	664.5	24.0
Income tax expense	(238.9)	(227.7)	(11.2)
Net income	$449.6	$436.8	$12.8
Net income excluding special items (a)	$462.0	$442.6	$19.4
EBITDA (a)	$1,138.3	$1,106.5	$31.8
EBITDA excluding special items (a)	$1,154.5	$1,106.2	$48.3
____________

(a)	See "Reconciliations of Non-GAAP Financial Measures to Reported Amounts" included in this Item 7 for a reconciliation of non-GAAP measures to the most comparable GAAP measure.

Net Sales

Net sales increased $37 million, or 0.6%, to $5,779 million in 2016, compared with $5,742 million in 2015.

Packaging. Sales increased $108 million, or 2.4%, to $4,585 million, compared with $4,477 million in 2015. The increase was driven by increased corrugated products sales volume ($177 million), of which $117 million is related to our TimBar and Columbus acquisitions, partially offset by unfavorable changes in price and mix ($58 million) and the April 1, 2015 sale of our Hexacomb operations in Mexico and Europe ($11 million). Total corrugated products shipments in 2016 increased 5.0% over 2015. Packaging segment prices were lower than 2015, but trended up in the fourth quarter as we began implementing previously announced price increases to our containerboard and corrugated products customers. On average during the year, our export prices were down 7.0% and domestic containerboard pricing was down 2.9% compared to last year. Containerboard mill production in 2016 was 3,736,000 total tons, compared with 3,656,000 total tons in 2015.

Paper. Sales decreased $49 million, or 4.3%, to $1,094 million, compared with $1,143 million in 2015. The decrease was related to lower volume as a result of the 2016 shutdown of market pulp operations at our Wallula mill, ($53 million), partially offset by favorable changes in price and mix ($3 million).

Gross Profit

Gross profit increased $68 million, or 5.6%, in 2016, compared with 2015. The increase was primarily due to higher containerboard and corrugated products volumes and lower fiber, energy, and freight costs, partially offset by lower prices and mix in containerboard and corrugated products. In 2016, gross profit included special items of $5 million for facility closure and acquisition-related costs, compared to $9 million in 2015, most of which related to incremental depreciation expense related to changing the estimated useful lives of assets in connection with our DeRidder mill restructuring. Excluding special items, gross profit increased $64 million in 2016, compared with 2015.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses increased $20 million, or 4.4%, in 2016, compared with 2015. The increase in 2016 was due primarily to higher administrative costs of $16 million corresponding to the TimBar and Columbus Container, Inc., acquisitions.

Other Expense, Net

Other expense, net, in 2016 was $24 million, compared with $7 million during 2015. Other expense in 2016 included $9 million of facility closure costs, $9 million of asset disposal costs, and $3 million of acquisition-related costs, among other miscellaneous expense items. Other expense in 2015 included $14 million of asset disposal costs and $13 million of Boise integration-related and other costs, partially offset by $7 million of income related to the DeRidder restructuring, a $7 million gain on the sale of our St. Helens paper mill site, and $4 million of income from a refundable state tax credit received related to our investments and the jobs retained at our DeRidder mill, among other miscellaneous income and expense items. We discuss these items in more detail in Note 5, Other Expense, Net of the Condensed Notes to the Consolidated Financial Statements in "Part II, Item 8. Financial Statements" of this Form 10-K.

Income from Operations

Income from operations increased $30 million, or 4.0%, for the year ended December 31, 2016, compared with 2015. Our 2016 income from operations included $19 million of expense from special items, compared with $9 million of expense from special items in 2015. Special items for 2016 included $11 million of facility closure costs related to corrugated manufacturing facilities and a paper distribution center, $4 million of TimBar and Columbus Container acquisition-related costs, $3 million related to shutdown of market pulp operations at our Wallula mill, and $1 million related to our withdrawal from a multiemployer pension plan for one of our corrugated products facilities. Special items for 2015 included $14 million of Boise acquisition-related expense, $2 million of expense related to restructuring the DeRidder mill, partially offset by $7 million gain on the sale of our St. Helens paper mill site. Excluding special items, income from operations increased $41 million in 2016, compared with 2015. The increase was driven primarily by higher containerboard and corrugated products volumes and lower operating costs, partially offset by lower prices and mix in containerboard and corrugated products.

Packaging. Segment income from operations decreased $4 million, or 0.5%, to $711 million, compared with $715 million in 2015. The decrease is primarily related to lower domestic containerboard and corrugated products prices and mix ($48 million), lower export containerboard prices ($12 million), higher labor costs ($12 million), greater expense for special items in 2016 compared to 2015 ($8 million), higher depreciation expense ($5 million), a 2015 state tax credit related to investments and jobs retained at our DeRidder mill ($4 million), and other items that were individually insignificant. These items were partially offset by higher volumes ($34 million), and lower freight ($19 million), mill outage ($14 million), energy ($13 million), and fiber ($9 million) costs. Special items in 2016 included $9 million of facility closure costs, $4 million of TimBar and Columbus Container acquisition-related costs, and $1 million related to our withdrawal from a multiemployer pension plan for one of our corrugated products facilities. Special items in 2015 included $4 million of Boise integration-related costs and $2 million of DeRidder restructuring charges.

Paper. Segment income from operations increased $26 million, or 22.8%, to $138 million, compared with $113 million for 2015. The increase is due primarily to lower fiber ($32 million), mill outage ($14 million), energy ($8 million), and labor ($3 million) costs, and higher paper prices and mix ($3 million), partially offset by lower volumes ($23 million), and greater expense for special items in 2016 compared to special items income in 2015 ($12 million). Special items expense in 2016 included $3 million related to the shutdown of market pulp operations at our Wallula mill and $2 million of facility closure costs in 2016. Special items income in 2015 included a $7 million gain on the sale of the St. Helens mill site in 2015.

Interest Expense, Net, and Income Taxes

Interest expense, net, was $92 million in 2016, compared with $86 million in 2015. The $6 million increase in interest expense was primarily due to higher interest rates on PCA’s variable rate debt and additional interest due to the TimBar acquisition during 2016 compared to 2015.

During 2016, we recorded $239 million of income tax expense, compared with $228 million of expense during 2015. The effective tax rate for 2016 and 2015 was 34.7% and 34.3%, respectively.

Year Ended December 31, 2015, Compared with Year Ended December 31, 2014

The historical results of operations of PCA for the years ended December 31, 2015 and 2014 are set forth below (dollars in millions):

	Year Ended December 31
	2015	2014	Change
Packaging	$4,477.3	$4,540.3	$(63.0)
Paper	1,143.1	1,201.4	(58.3)
Corporate and other and eliminations	121.3	110.9	10.4
Net sales	$5,741.7	$5,852.6	$(110.9)

Packaging	$714.9	$663.2	$51.7
Paper	112.5	135.4	(22.9)
Corporate and other	(77.4)	(95.9)	18.5
Income from operations	$750.0	$702.7	$47.3
Interest expense, net	(85.5)	(88.4)	2.9
Income before taxes	664.5	614.3	50.2
Income tax expense	(227.7)	(221.7)	(6.0)
Net income	$436.8	$392.6	$44.2
Net income excluding special items (a)	$442.6	$458.6	$(16.0)
EBITDA (a)	$1,106.5	$1,083.7	$22.8
EBITDA excluding special items (a)	$1,106.2	$1,143.6	$(37.4)
____________

(a)	See "Reconciliations of Non-GAAP Financial Measures to Reported Amounts" included in this Item 7 for a reconciliation of non-GAAP measures to the most comparable GAAP measure.

Net Sales

Net sales decreased $111 million, or 1.9%, to $5,742 million in 2015, compared with $5,853 million in 2014.

Packaging. Sales decreased $63 million, or 1.4%, to $4,477 million, compared with $4,540 million in 2014. Sales decreased $115 million due to the exit from our newsprint business in third quarter 2014 and the April 1, 2015, sale of our Hexacomb operations in Mexico and Europe. This decrease was partially offset by increased sales volumes in our corrugated products business ($17 million) and external containerboard sales ($31 million). Total corrugated products volume sold in 2015 increased approximately 1% over 2014. Our prices for corrugated products were approximately the same as 2014. With a full year of containerboard production on our D3 machine at our DeRidder, Louisiana mill, we increased our outside sales of containerboard, both domestic and export, by 52,000 tons compared with last year and we purchased 174,000 less tons of containerboard from the outside market in 2015. On average during the year, our export prices were down 7% compared with 2014, while pricing for domestic containerboard sales was flat with last year. Containerboard mill production in 2015 was 3,656,000 total tons, compared with 3,452,000 total tons in 2014.

Paper. Sales decreased $58 million, or 4.9%, to $1,143 million, compared with $1,201 million in 2014. The decrease was primarily due to unfavorable changes in sales prices and mix ($58 million).

Gross Profit

Gross profit decreased $22 million, or 1.7%, in 2015, compared with 2014. In 2015 and 2014, gross profit included expenses of $9 million and $58 million of special items, respectively, most of which related to incremental depreciation expense related to changing the estimated useful lives of assets in connection with our DeRidder mill restructuring. Excluding special items, gross profit decreased $71 million in 2015, compared with 2014. The decrease was primarily due to lower paper prices and changes in mix, lower export containerboard prices, and higher labor and benefit costs, partially offset by higher packaging sales volume and lower energy, chemical, and freight costs. Gross profit was 21.0% of net sales in both 2015 and 2014.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses decreased $18 million, or 3.9%, in 2015, compared with 2014. The decrease in 2015 was due primarily to lower administrative employee costs from the headcount reductions related to the Boise integration.

Other Expense, Net

Other expense, net, in 2015 was $7 million, compared with $57 million during 2014. Other expense in 2015 included $14 million of asset disposals and write-off charges and $13 million of Boise integration-related and other costs, partially offset by $7 million of income, net of expenses, related to the DeRidder restructuring, a $7 million gain on the sale of our St. Helens paper mill site, and $4 million of income from a refundable state tax credit received related to our investments and the jobs retained at our DeRidder mill, among other miscellaneous income and expense items. Other expense, net, in 2014 included $20 million of Boise integration-related and other costs, $18 million of costs for the settlement of the Kleen Products LLC v Packaging Corp. of America et al class action lawsuit, $10 million of asset disposals and write-off charges, and $7 million of DeRidder restructuring charges.

Income from Operations

Income from operations increased $47 million, or 6.7%, for the year ended December 31, 2015, compared with 2014. Our 2015 income from operations included $9 million of expense from special items, compared with $102 million of expense from special items in 2014. See "Reconciliations of Non-GAAP Financial Measures to Reported Amounts" in this Item 7 for more information on special items. Excluding special items, income from operations decreased $46 million in 2015, compared with 2014. The decrease in income from operations, excluding special items, was driven primarily by lower gross profit as described above, partially offset by a decrease in employee administrative costs and a $4 million state tax credit related to investments and jobs retained at our DeRidder mill.

Packaging. Segment income from operations increased $52 million, or 7.8%, to $715 million, compared with $663 million in 2014. The increase in income from operations is primarily related to lower expense from special items in 2015 compared to 2014 ($65 million), higher volumes ($26 million) and lower energy costs ($24 million), partially offset by higher labor and benefit costs ($20 million), lower export containerboard prices ($13 million), higher annual outage costs due mostly to the first quarter extended annual outage at our DeRidder mill ($9 million), increased depreciation ($9 million), freight ($8 million), and fiber ($5 million) costs. Special items in 2015 included restructuring costs at our mill in DeRidder, Louisiana of $2 million and integration-related and other costs relating to the Boise acquisition of $4 million, compared with $66 million and $5 million, respectively, in 2014.

Paper. Segment income from operations decreased $23 million, or 16.9%, to $112 million, compared with $135 million for 2014. The decrease in income from operations is due primarily to lower white paper prices and mix ($58 million), partially offset by lower freight ($11 million), chemical ($10 million), and energy costs ($9 million), and special item income ($7 million) in 2015 related to the gain on the sale of our paper mill site in St. Helens, Oregon, where we ceased paper production in 2012. There were no special items in 2014.

Interest Expense, Net, and Income Taxes

Interest expense, net, was $85 million in 2015, compared with $88 million in 2014. Interest expense in 2014 included $2 million of expense related to the write-off of deferred financing costs in connection with the refinancing of debt.

During 2015, we recorded $228 million of income tax expense, compared with $222 million of expense during 2014. The effective tax rate for 2015 and 2014 was 34.3% and 36.1%, respectively. The decrease in our effective tax rate in 2015 was primarily due to an increased domestic manufacturing deduction resulting from less tax net operating losses remaining from the acquisition of Boise Inc.

Liquidity and Capital Resources

Sources and Uses of Cash

Our primary sources of liquidity are net cash provided by operating activities and available borrowing capacity under our revolving credit facility. We ended the year with $239 million of cash and $325 million of unused borrowing capacity under the revolving credit facility, net of letters of credit. Currently, our primary uses of cash are for operations, capital expenditures, acquisitions, debt service (including voluntary payments of debt), declared common stock dividends and share repurchases. We believe that net cash generated from operating activities, cash on hand, available borrowings under our revolving credit facility and available capital through access to capital markets will be adequate to meet our liquidity and capital requirements, including payments of any declared common stock dividends, for the foreseeable future. As our debt or credit facilities become due, we will need to repay, extend or replace such facilities. Our ability to do so will be subject to future economic conditions and financial, business, and other factors, many of which are beyond our control.

Below is a summary table of our cash flows, followed by a discussion of our sources and uses of cash through operating activities, investing activities, and financing activities (dollars in millions):

	Year Ended December 31
	2016	2015	2014
Net cash provided by (used for):
Operating activities	$801.2	$762.6	$736.1
Investing activities	(769.6)	(298.1)	(451.1)
Financing activities	23.5	(405.2)	(351.1)
Net increase (decrease) in cash and cash equivalents	$55.1	$59.3	$(66.1)

Operating Activities

2016

During 2016, net cash provided by operating activities was $801 million, compared with $763 million for 2015, an increase of $38 million. Cash from operations excluding changes in cash used for operating assets and liabilities decreased $31 million. The decrease was primarily driven by 2016 cash contributions of $57 million to our pension plans, partially offset by record earnings in 2016. The remaining $69 million increase from changes in cash provided by operating assets and liabilities was primarily due higher accounts payable levels in 2016 compared to 2015 due to the timing of payments; lower required cash tax payments in 2016 resulting from utilization of prior year overpayments; and an increase in accrued liabilities due primarily to higher compensation and benefits accruals. These changes were partially offset by larger inventory prebuild for our first quarter 2017 planned maintenance outages and an increase in accounts receivable related to differences in the timing of collections of receivables. Cash requirements for operating activities are subject to PCA's operating needs and the timing of collection of receivables and payments of payables and expenses.

2015

During 2015, net cash provided by operating activities was $763 million, compared with $736 million for 2014, an increase of $27 million. Cash from operations excluding changes in cash used for operating assets and liabilities decreased $1 million. The remaining $28 million increase from changes in cash used for operating assets and liabilities was primarily related to no inventory prebuild for our first quarter 2016 planned maintenance outages due to additional capacity added at our reconfigured DeRidder, Louisiana mill and a decrease in accounts receivable related to differences in the timing of collections of receivables. These changes were partially offset by higher required cash tax payments resulting from less net operating loss utilization and a decrease in accrued liabilities due primarily to lower compensation and benefits accruals. Cash requirements for operating activities are subject to PCA's operating needs and the timing of collection of receivables and payments of payables and expenses.

Investing Activities

2016

We used $770 million for investing activities in 2016, compared with $298 million in 2015. In 2016, we spent $274 million for capital investments, compared with $314 million in 2015. During 2016, we spent $485 million, net of cash acquired, for the TimBar and Columbus Container acquisitions. In April of 2015, we received $23 million of cash proceeds for the sale of our Hexacomb corrugated manufacturing operations in Mexico and Europe.

The details of capital expenditures for property and equipment, excluding acquisitions, by segment for the years ended December 31, 2016, 2015, and 2014, are included in the table below (dollars in millions).

	Year Ended December 31
	2016	2015	2014
Packaging	$239.9	$250.3	$362.1
Paper	31.6	58.5	51.7
Corporate and Other	2.8	5.7	6.4
	$274.3	$314.5	$420.2

We expect capital investments in 2017 to be between $310 million and $325 million, including capital required for Boiler MACT spending, but excluding any acquisitions. These expenditures could increase or decrease as a result of a number of factors, including our financial results, future economic conditions, and our regulatory compliance requirements. We currently estimate capital expenditures to comply with Boiler MACT regulations (as discussed below under "Environmental Matters") in 2017 of up to $1 million and we expect other environmental capital expenditures of about $7 million in 2017. Our estimated environmental expenditures could vary significantly depending upon the enactment of new environmental laws and regulations, including those related to greenhouse gas emissions and industrial boilers. For additional information, see "Environmental Matters" in this Management's Discussion and Analysis of Financial Condition and Results of Operations.

At December 31, 2016, PCA had commitments for capital expenditures of $95 million. PCA believes that cash-on-hand combined with cash flow from operations will be sufficient to fund these commitments.

2015

We used $298 million for investing activities in 2015, compared with $451 million in 2014. In 2015, we spent $315 million for capital investments, compared with $420 million in 2014. The decrease in capital spending was due primarily to $104 million invested in 2014 for the conversion of the No. 3 newsprint machine at our DeRidder, Louisiana mill to produce containerboard. We received $23 million of cash proceeds for the sale of our Hexacomb corrugated manufacturing operations in Mexico and Europe during 2015.

Financing Activities

2016

In 2016, net cash used for financing activities changed by $429 million to a source of $24 million, compared with a use of $405 million in 2015. The change primarily related to proceeds from the issuance of a new $385 million unsecured five-year term loan facility, which PCA fully borrowed to finance its acquisition of TimBar Corporation, and lower repurchases of PCA common stock in 2016 compared to 2015. In 2016, we made $37 million of principal payments on long-term debt and capital leases, compared with $48 million of payments in 2015. During 2016, we paid $100 million to repurchase 1,987,187 shares of common stock, and we withheld 172,438 shares from vesting equity awards to cover employee tax liabilities of $11 million, compared with $155 million of share repurchases and $9 million of shares withheld on equity award vesting in 2015. We paid $216 million of dividends in 2016, compared with $201 million of dividends in 2015. On August 31, 2016, PCA's Board of Directors increased the regular quarterly cash dividend to $0.63 per share from the previous $0.55 per share, beginning with the dividend paid on September 15, 2016.

On February 25, 2016, PCA announced that its Board of Directors authorized the repurchase of $200 million of the Company's outstanding common stock. At the time of announcement, there was no remaining authority under previously announced programs. Repurchases may be made from time to time in the open market or privately negotiated transactions in accordance with applicable securities regulations. The timing and amount of repurchases will be determined by the Company in its discretion based on factors such as PCA's stock price and market and business conditions.

For more information about our debt, commitments, and treasury lock derivative instruments, see Note 9, Debt, Note 13, Derivative Instruments and Hedging Activities, and Note 18, Commitments, Guarantees, Indemnifications, and Legal Proceedings, respectively, of the Notes to Consolidated Financial Statements in "Part II, Item 8. Financial Statements and Supplementary Data" of this Form 10-K.

2015

In 2015, we used $405 million for financing activities, compared with $351 million in 2014. The increase in cash used for financing activities primarily relates to share repurchases and increased dividend payments, partially offset by a decrease in debt repayments, net of proceeds received. In 2015, we made $48 million of principal payments on long-term debt and capital leases, compared with $194 million of payments, net of debt proceeds received, in 2014. In 2014, we also paid $3 million of financing costs. We paid $201 million of dividends in 2015, compared with $157 million of dividends in 2014. On February 26, 2015, PCA's Board of Directors increased the regular quarterly cash dividend to $0.55 per share from the previous $0.40 per share dividend, beginning with the dividend paid on April 15, 2015. During 2015, we paid $155 million to repurchase 2,326,493 shares of common stock, and we withheld 129,983 shares from vesting equity awards to cover employee tax liabilities of $9 million, compared with no share repurchases and $13 million of shares withheld on equity award vesting in 2014. Tax benefits from share-based awards and proceeds from the exercise of stock options contributed $6 million in 2015, compared with $16 million in 2014.

Commitments

Contractual Obligations

The table below sets forth our enforceable and legally binding obligations as of December 31, 2016, for the categories described below. Some of the amounts included in the table are based on management's estimates and assumptions about these obligations, including their duration, the possibility of renewal, anticipated actions by third parties, and other factors. Because these estimates and assumptions are necessarily subjective, our actual payments may vary from those reflected in the table. Purchase orders made in the ordinary course of business are excluded from the table below. Any amounts for which we are liable under purchase orders are reflected on the Consolidated Balance Sheets as accounts payable and accrued liabilities (dollars in millions):

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Term loan, due October 2020	$630.5	$6.5	$13.0	$611.0	$—
Term loan, due August 2021	380.2	19.3	38.5	322.4	—
6.50% Senior Notes, due March 2018	150.0	—	150.0	—	—
3.90% Senior Notes, due June 2022	400.0	—	—	—	400.0
4.50% Senior notes, due November 2023	700.0	—	—	—	700.0
3.65% Senior notes, due September 2024	400.0	—	—	—	400.0
Total short-term and long-term debt (a)	2,660.7	25.8	201.5	933.4	1,500.0
Interest on long-term debt (b)	515.3	94.5	170.0	146.3	104.5
Capital lease obligations, including interest	31.2	2.7	5.4	5.4	17.7
Operating leases (c)	254.3	64.4	96.2	45.3	48.4
Capital commitments	94.7	94.7	—	—	—
Purchase commitments:
Raw materials (d)	201.3	61.2	55.3	39.1	45.7
Energy related (e)	38.7	32.2	6.5	—	—
Other liabilities reflected on our Consolidated Balance Sheet (f):
Compensation and benefits (g)	359.7	45.0	97.5	112.0	105.2
Other (h)	71.8	18.5	7.1	3.8	42.4
	$4,227.7	$439.0	$639.5	$1,285.3	$1,863.9
____________

(a)
The table assumes our long-term debt is held to maturity and includes the current portion of long-term debt. See Note 9, Debt, of the Notes to Consolidated Financial Statements in "Part II, Item 8. Financial Statements and Supplementary Data" of this Form 10-K. Amounts are reported gross and do not include unamortized debt discounts of $2.5 million at December 31, 2016.

(b)
Amounts represent estimated future interest payments as of December 31, 2016, assuming our long-term debt is held to maturity and using interest rates in effect at December 31, 2016. See "Item 7A. Quantitative and Qualitative Disclosures About Market Risk” for the impact of changes in interest rates on PCA’s future cash flows.

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

(d)
Included among our raw materials purchase obligations are contracts to purchase approximately $171.7 million of wood fiber. Purchase prices under most of these agreements are set quarterly, semiannually, or annually based on regional market prices, and the estimate is based on contract terms or first quarter 2017 pricing. Except for deposits required pursuant to wood supply contracts, these obligations are not recorded in our consolidated financial statements until contract payment terms take effect. Our log, fiber, and wood chip obligations are subject to change based on, among other things, the effect of governmental laws and regulations, disruptions to our manufacturing operations, and log and fiber availability.

(e)
We enter into utility contracts for the purchase of electricity and natural gas. We also purchase these services under utility tariffs. The contractual and tariff arrangements include multiple-year commitments and minimum annual purchase requirements. Our payment obligations were based upon prices in effect on December 31, 2016, or contract language, if available.

(f)
Long-term deferred income taxes of $334.7 million and unrecognized tax benefits of $6.3 million, including interest and penalties, are excluded from this table, because the timing of their future cash outflows are uncertain.

(g)
Amounts primarily consist of pension and postretirement obligations, including current portion of $2.5 million. We have minimum qualified pension contributions of approximately $8 million in 2017. See Note 10, Employee Benefit Plans and Other Postretirement Benefits, of the Notes to Consolidated Financial Statements in "Part II, Item 8. Financial Statements and Supplementary Data" of this Form 10-K, for additional information.

(h)	Amounts primarily consist of workers compensation, environmental, and asset retirement obligations.

Off-Balance-Sheet Arrangements

The Company does not have any off-balance sheet arrangements as of December 31, 2016.

Inflation and Other General Cost Increases

We are subject to both contractual, inflation, and other general cost increases. If we are unable to offset these cost increases by price increases, growth, and/or cost reductions in our operations, these inflation and other general cost increases could have a material adverse effect on our operating cash flows, profitability, and liquidity.

In 2016, our total company costs including cost of sales (COS) and selling, general, and administrative expenses (SG&A) was $5.0 billion, and excluding non-cash costs (depreciation, pension and postretirement expense, and share-based compensation expense) was $4.6 billion. A 1% increase in COS and SG&A costs would increase costs by $50 million and cash costs by $46 million.

Certain items of product input costs have historically been subject to more cost volatility including fiber, purchased energy, and chemicals.

Energy

In 2016, our mills, including both packaging and paper mills, consumed about 89 million MMBTU’s of fuel, including internally generated and externally purchased, to produce both steam and electricity. The following table for 2016 provides the total MMBTU's purchased externally by fuel type each quarter and the average cost per MMBTU by fuel type for the year. Our mills represent about 90% of our total purchased fuel costs. The cost per MMBTU includes the cost of the fuel plus our transportation and delivery costs.

	2016 Fuel Purchased (millions of MMBTU's)					2016 Avg.
Fuel Type	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year	Cost / MMBTU
Natural gas	6.86	6.09	5.71	6.36	25.02	$3.08
Purchased bark	2.31	1.99	1.87	2.34	8.51	2.32
Other purchased fuels	0.45	0.39	0.40	0.31	1.55	3.81
Total Mills	9.62	8.47	7.98	9.01	35.08	$2.93

In addition, the mills purchased 21.59 million CkWh (hundred kilowatt-hours) of purchased electricity in 2016. The purchases by quarter and the average cost per CkWh were as follows:

	2016 Purchased Electricity (millions of CkWh)					2016 Avg.
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year	Cost / CkWh
Purchased electricity	5.12	5.17	5.67	5.63	21.59	$5.49

Environmental Matters

Environmental compliance requirements are a significant factor affecting our business. We employ processes in the manufacture of containerboard, paper, and pulp, which result in various discharges, emissions and waste disposal. These processes are subject to numerous federal, state, local and foreign environmental laws and regulations. We operate and expect to continue to operate, under environmental permits and similar authorizations from various governmental authorities that regulate such discharges, emissions, and waste disposal. The most significant of these laws affecting the Company are:

•	Resource Conservation and Recovery Act (RCRA);

•	Clean Water Act (CWA);

•	Clean Air Act (CAA);

•	The Emergency Planning and Community Right-to-Know-Act (EPCRA);

•	Toxic Substance Control Act (TSCA); and

•	Safe Drinking Water Act (SDWA).

We believe that we are currently in material compliance with these and all applicable environmental rules and regulations. Because environmental regulations are constantly evolving, the Company has incurred, and will continue to incur, costs to maintain compliance with these and other environmental laws. The Company works diligently to anticipate and budget for the impact of applicable environmental regulations, and does not currently expect that future environmental compliance obligations will materially affect its business or financial condition. For the years ended December 31, 2016, 2015, and 2014, we spent $44 million, $43 million, and $44 million, respectively, to comply with the requirements of these and other environmental laws. Additionally, we had $8 million of environmental capital expenditures in 2016, $16 million in 2015, and $29 million in 2014.

In January 2013, the U.S. Environmental Protection Agency (the "EPA") established a three-year deadline for compliance with the Boiler MACT regulations, establishing air emissions standards and certain other requirements for industrial boilers. PCA's compliance actions involved modifying or replacing certain boilers and PCA was set to achieve compliance by the deadline. On July 29, 2016, the U.S. Court of Appeals for the District of Columbia Circuit issued a ruling on the consolidated cases challenging Boiler MACT. The court vacated key portions of the rule, including emission limits for certain subcategories of solid fuel boilers, and remanded issues to the EPA for further rulemaking. At this time, we cannot predict with certainty how the recent decision will impact our existing Boiler MACT compliance efforts or whether we will incur additional costs to comply with any revised standards.

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

Because liability for remediation costs under environmental laws is strict, meaning that liability is imposed without fault, joint and several, meaning that liability is imposed on each party without regard to contribution, and retroactive, PCA could receive notifications of cleanup liability in the future and this liability could be material. From 2006 through 2015, there were no significant environmental remediation costs at PCA's mills and corrugated plants. As of December 31, 2016, we maintained an environmental reserve of $25 million relating to on-site landfills and surface impoundments as well as ongoing and anticipated remedial projects. The Company believes that it is not reasonably possible that future environmental expenses above the $25 million accrued at December 31, 2016, will have a material impact on its financial condition, results of operations, and cash flows.

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

We recognize the funded status of our pension plans on our Consolidated Balance Sheet and recognize the actuarial and experience gains and losses and the prior service costs and credits as a component of "Accumulated Other Comprehensive Loss" in our Consolidated Statement of Changes in Stockholders' Equity. Actual results that differ from assumptions are accumulated and amortized over future periods and, therefore, generally affect recognized expense in future periods. At December 31, 2016, we had approximately $121.5 million of actuarial losses and prior service costs, net of tax, recorded in "Accumulated other comprehensive loss" on our Consolidated Balance Sheet. Accumulated losses in excess of 10% of the greater of the projected benefit obligation or the market-related value of assets will be recognized on a straight-line basis over the average remaining service period of active employees in PCA plans (which is between seven to ten years) and over the average remaining lifetime of inactive participants of Boise plans (which is between 26 and 29 years), to the extent that losses are not offset by gains in subsequent years. While we believe that the assumptions used to measure our pension obligations are reasonable, differences in actual experience or changes in assumptions may materially affect our pension obligations and future expense.

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

	Year Ending December 31, 2017	Year Ended December 31
		2016	2015
Pension expense	$25.3	$27.4	$31.3

Assumptions
Discount rate	4.24%	4.49%	4.14%
Expected rate of return on plan assets	6.55%	6.57%	6.73%

A change of 0.25% in either direction to the discount rate or the expected rate of return on plan assets would have had the following effect on 2016 and 2017 pension expense (dollars in millions):

	Base Expense	Increase (Decrease) in Pension Expense (a)
		0.25% Increase	0.25% Decrease
2016 Expense (b)
Discount rate	$27.4	$(2.6)	$3.1
Expected rate of return on plan assets	27.4	(1.9)	1.9

2017 Expense
Discount rate	$25.3	$(1.9)	$2.2
Expected rate of return on plan assets	25.3	(2.1)	2.1
____________

(a)
The sensitivities shown above are specific to 2016 and 2017. The sensitivities may not be additive, so the impact of changing multiple factors simultaneously cannot be calculated by combining the individual sensitivities shown.

(b)
Beginning in 2016, we refined the method used to determine the service and interest cost components of our net periodic benefit cost. Previously, the cost was determined using a single weighted-average discount rate derived from the yield curve. Under the refined method, known as the spot rate approach, we use individual spot rates along the yield curve that correspond with the timing of each benefit payment. We believe this change provides a more precise measurement of service and interest costs by improving the correlation between projected cash outflows and corresponding spot rates on the yield curve. Compared to the previous method, the spot rate approach decreased the service and interest components of our benefit costs by about $8 million in 2016.

For more information related to our pension benefit plans, see Note 10, Employee Benefit Plans and Other Postretirement Benefits, of the Notes to Consolidated Financial Statements in "Part II, Item 8. Financial Statements and Supplementary Data" of this Form 10-K.

Goodwill Impairment

Goodwill represents the excess of the cost of an acquired business over the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed in a business combination. At December 31, 2016, we had $737.9 million of goodwill, of which, during 2016, we recorded $157.3 million in connection with the acquisition of TimBar Corporation and $36.6 million in connection with the acquisition of Columbus Container, Inc. At December 31, 2016, we had $682.7 million and $55.2 million of goodwill recorded in our Packaging and Paper segments, respectively.

We maintain two reporting units for purposes of our goodwill impairment testing, Packaging and Paper, which are the same as our operating segments discussed in Note 17, Segment Information, of the Notes to Consolidated Financial Statements in "Part II, Item 8. Financial Statements and Supplementary Data" of this Form 10-K. We test goodwill for impairment annually in the fourth quarter or sooner if events or changes in circumstances indicate that the carrying value of the asset may exceed fair value.

Under ASC 350, “Intangibles - Goodwill and Other,” companies have the option of performing either a qualitative analysis or a quantitative analysis to test goodwill for possible impairment.  The qualitative analysis is commonly referred to as "Step 0". The Step 0 assessment requires the evaluation of certain events and circumstances such as macroeconomic conditions, industry and market considerations, cost factors and overall financial performance, as well as company and reporting unit specific items. If, after assessing these qualitative factors, the Company determines that it is more likely than not that the carrying value of the reporting unit is less than its fair value, then no further testing is required. Otherwise, the Company would perform a quantitative analysis, also known as the two-step impairment analysis, below.

Step One of the analysis requires companies to compare the fair value of the reporting units to which goodwill was assigned to their respective carrying values. In calculating fair value, we use the income approach as our primary indicator of fair value. Under the income approach, we calculate the fair value of a reporting unit based on the present value of estimated future cash flows. These estimates are based on a number of factors including industry experience, business expectations and the economic environment. If the fair value exceeds the carrying value, no further work is required and no impairment loss is recognized. If the carrying value exceeds the fair value, the goodwill of the reporting unit is potentially impaired and the Company would then complete Step Two of the analysis in order to measure the impairment loss of the reporting unit. This step requires the determination of the fair value of all the individual assets and liabilities of the reporting unit as of the analysis date. Once these fair values have been determined, the implied fair value of the unit’s goodwill is calculated as the excess, if any, of the fair value of the reporting unit determined in Step One over the fair value of the net assets determined in Step Two. The carrying value of goodwill is then reduced to the implied value, or to zero if the fair value of the assets exceeds the fair value of the reporting unit, through an impairment charge.

During the annual goodwill impairment test, we assessed qualitative factors to determine whether it was more likely than not that the fair value of each reporting unit was less than its carrying value. Based on the results of the Step 0 goodwill impairment test, we determined that it was more likely than not that the carrying value was less than the fair value of the Packaging and Paper reporting units.

If management's estimates of future operating results materially change or if there are changes to other assumptions, the estimated fair value of our goodwill could change significantly. Such change could result in impairment charges in future periods, which could have a significant noncash impact on our operating results and financial condition. We cannot predict the occurrence of future events that might adversely affect the reported value of our goodwill. As additional information becomes known, we may change our estimates.

Long-Lived Asset Impairment

An impairment of a long-lived asset exists when the carrying value of an asset is not recoverable through future undiscounted cash flows from operations and when the carrying value of the asset exceeds its fair value. Long-lived asset impairment is a critical accounting estimate, as it is susceptible to change from period to period.

We review the carrying value of long-lived assets, including intangible assets, for impairment when events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. For purposes of testing for impairment, we group our long-lived assets at the lowest level for which identifiable cash flows are largely independent of the cash flows from other assets and liabilities. Our asset groupings vary based on the related business in which the long-lived asset is employed and the interrelationship between those long-lived assets in producing net cash flows. Asset groupings could change in the future if changes in the operations of the business or business environment affect the way particular long-lived assets are employed or the interrelationships between assets. To estimate whether the carrying value of an asset or asset group is impaired, we estimate the undiscounted cash flows that could be generated under a range of possible outcomes. To measure future cash flows, we are required to make assumptions about future production volumes, future product pricing, and future expenses to be incurred. In addition, estimates of future cash flows may change based on the availability of fiber, environmental requirements, capital spending, and other strategic management decisions. We estimate the fair value of an asset or asset group based on quoted market prices for similar assets and liabilities or inputs that are observable either directly (Level 1 measurement) or indirectly (the amount for which the asset(s) could be bought or sold in a current transaction with a third party) when available (Level 2 measurement). When quoted market prices are not available, we use a discounted cash flow model to estimate fair value (Level 3 measurement).

We periodically assess the estimated useful lives of our assets. Changes in circumstances, such as changes to our operational or capital strategy, changes in regulation, or technological advances, may result in the actual useful lives differing from our estimates. Revisions to the estimated useful lives of assets requires judgment and constitutes a change in accounting estimate, which is accounted for prospectively by adjusting or accelerating depreciation and amortization rates. In 2016, we recognized incremental depreciation expense of $2.9 million, primarily related to facilities closure costs and the Wallula mill restructuring. During the year ended December 31, 2015, we recognized $9.0 million of accelerated depreciation expense related to shortening the useful lives of assets at the DeRidder, Louisiana mill, which primarily related to the newsprint business we exited in 2014.

New and Recently Adopted Accounting Standards

For a listing of our new and recently adopted accounting standards, see Note 2, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements in "Part II, Item 8. Financial Statements and Supplementary Data" of this Form 10-K.

Reconciliations of Non-GAAP Financial Measures to Reported Amounts

Income from operations excluding special items, net income excluding special items, EBITDA, and EBITDA excluding special items are non-GAAP financial measures. Management excludes special items, as it believes that these items are not necessarily reflective of the ongoing operations of our business. These measures are presented because they provide a means to evaluate the performance of our segments and our Company on an ongoing basis using the same measures that are used by our management, because these measures assist in providing a meaningful comparison between periods and because these measures are frequently used by investors and other interested parties in the evaluation of companies and the performance of their segments. Any analysis of non-GAAP financial measures should be done in conjunction with results presented in accordance with GAAP. The non-GAAP measures are not intended to be substitutes for GAAP financial measures and should not be used as such. Reconciliations of the non-GAAP measures to the most comparable measure reported in accordance with GAAP for the years ended December 31, 2016, 2015, and 2014, follow (dollars in millions):

	Year Ended December 31
	2016			2015
	Income before Taxes	Income taxes	Net Income	Income before Taxes	Income Taxes	Net Income
As reported in accordance with GAAP	$688.5	$(238.9)	$449.6	$664.5	$(227.7)	$436.8
Special items:
Facilities closure costs (a)	11.0	(3.9)	7.1	—	—	—
Acquisition-related costs (b)	4.5	(1.6)	2.9	—	—	—
Wallula mill restructuring (c)	2.7	(0.9)	1.8	—	—	—
Multiemployer pension withdrawal (d)	0.9	(0.3)	0.6	—	—	—
DeRidder restructuring (e)	—	—	—	2.0	(0.7)	1.3
Integration-related and other costs (f)	—	—	—	13.4	(4.5)	8.9
Sale of St. Helens paper mill site (g)	—	—	—	(6.7)	2.3	(4.4)
Total special items	19.1	(6.7)	12.4	8.7	(2.9)	5.8
Excluding special items	$707.6	$(245.6)	$462.0	$673.2	$(230.6)	$442.6

	Year Ended December 31
	2014
	Income before Taxes	Income Taxes	Net Income
As reported in accordance with GAAP	$614.3	$(221.7)	$392.6
Special items:
DeRidder restructuring (e)	65.8	(23.7)	42.1
Integration-related and other costs (f)	19.9	(7.2)	12.7
Class action lawsuit settlement (h)	17.6	(6.4)	11.2
Total special items	103.3	(37.3)	66.0
Excluding special items	$717.6	$(259.0)	$458.6

_________

(a)	Includes closure costs related to corrugated facilities and a paper products facility.

(b)	Includes acquisition-related costs for the TimBar Corporation and Columbus Container, Inc. acquisitions.

(c)	Includes costs related to ceased softwood market pulp operations at our Wallula, Washington mill and the permanent shutdown of the No.1 machine.

(d)	Includes costs related to our withdrawal from a multiemployer pension plan for one of our corrugated products facilities.

(e)
2015 and 2014 include amounts from restructuring activities at our mill in DeRidder, Louisiana including costs related to the conversion of the No. 3 newsprint machine to containerboard, our exit from the newsprint business, and other improvements.

(f)
2015 and 2014 include Boise acquisition integration-related and other costs, primarily for severance, retention, travel, and professional fees. 2014 also includes $1.5 million of expense related to the write-off of deferred financing costs in connection with the debt refinancing.

(g)
In September 2015, we sold the remaining land, buildings, and equipment at our paper mill site in St. Helens, Oregon where we ceased paper production in December 2012. We recorded a $6.7 million gain on the sale.

(h)
Includes $17.6 million of costs for the settlement of the Kleen Products LLC v Packaging Corp. of America et al class action lawsuit. See Note 18, Commitments, Guarantees, Indemnifications, and Legal Proceedings, for more information.

The following table reconciles net income (loss) to EBITDA and EBITDA excluding special items for the periods indicated (dollars in millions):

	Year Ended December 31
	2016	2015	2014	2013	2012
Net income	$449.6	$436.8	$392.6	$441.3	$160.2
Interest expense, net	91.8	85.5	88.4	58.3	62.9
Provision (benefit) for income taxes	238.9	227.7	221.7	(17.7)	214.5
Depreciation, amortization, and depletion	358.0	356.5	381.0	201.8	170.8
EBITDA	$1,138.3	$1,106.5	$1,083.7	$683.7	$608.4
Special items:
Facilities closure costs	$10.2	$—	$—	$—	$2.0
Acquisition-related costs	4.5	—	—	17.2	—
Wallula mill restructuring	0.6	—	—	—	—
Multiemployer pension withdrawal	0.9	—	—	—	—
DeRidder restructuring	—	(7.0)	23.9	—	—
Integration-related and other costs	—	13.4	18.4	17.4	—
Sale of St. Helens paper mill site	—	(6.7)	—	—	—
Class action lawsuit settlement	—	—	17.6	—	—
Acquisition inventory step-up	—	—	—	21.5	—
Pension curtailment charges	—	—	—	10.9	—
Alternative energy tax credits	—	—	—	—	(95.5)
EBITDA excluding special items	$1,154.5	$1,106.2	$1,143.6	$750.7	$514.9

The following table reconciles segment income (loss) to EBITDA and EBITDA excluding special items (dollars in millions):

	Year Ended December 31
	2016	2015	2014
Packaging
Segment income	$711.1	$714.9	$663.2
Depreciation, amortization, and depletion	293.3	297.3	323.0
EBITDA	1,004.4	1,012.2	986.2
Facilities closure costs	9.3	—	—
Acquisition-related costs	4.2	—	—
Multiemployer pension withdrawal	0.9	—	—
DeRidder restructuring	—	(7.0)	23.9
Integration-related and other costs	—	4.1	4.9
EBITDA excluding special items	$1,018.8	$1,009.3	$1,015.0

Paper
Segment income	$138.1	$112.5	$135.4
Depreciation, amortization, and depletion	59.6	54.9	50.6
EBITDA	197.7	167.4	186.0
Wallula mill restructuring	0.6	—	—
Facilities closure costs	0.9	—	—
Sale of St. Helens paper mill site	—	(6.7)	—
EBITDA excluding special items	$199.2	$160.7	$186.0

Corporate and Other
Segment income (loss)	$(68.9)	$(77.4)	$(95.9)
Depreciation, amortization, and depletion	5.1	4.3	7.4
EBITDA	(63.8)	(73.1)	(88.5)
Acquisition-related costs	0.3	—	—
Integration-related and other costs	—	9.3	13.5
Class action lawsuit settlement	—	—	17.6
EBITDA excluding special items	$(63.5)	$(63.8)	$(57.4)

EBITDA	$1,138.3	$1,106.5	$1,083.7

EBITDA excluding special items	$1,154.5	$1,106.2	$1,143.6

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

PCA is exposed to the impact of interest rate changes and changes in the market value of its financial instruments. PCA periodically enters into derivatives in order to minimize these risks, but not for trading purposes. We were not party to any derivative-based arrangements at December 31, 2016. For a discussion of derivatives and hedging activities, see Note 13, Derivative Instruments and Hedging Activities, of the Notes to Consolidated Financial Statements in "Part II, Item 8. Financial Statements and Supplementary Data" of this Form 10-K.

The interest rates on approximately 62% of PCA’s debt are fixed. A one percent increase in interest rates related to variable rate debt would have resulted in an increase in interest expense and a corresponding decrease in income before taxes of $10.1 million annually.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Packaging Corporation of America:
We have audited the accompanying consolidated balance sheets of Packaging Corporation of America and subsidiaries as of December 31, 2016 and 2015 and the related consolidated statements of income and comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Packaging Corporation of America and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Packaging Corporation of America’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2017 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Chicago, Illinois
February 28, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Stockholders
Packaging Corporation of America:
We have audited Packaging Corporation of America’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Packaging Corporation of America’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting included in Item 9A. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, Packaging Corporation of America maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework (2013) issued by COSO.

The Company acquired TimBar Corporation and Columbus Container, Inc. during 2016 and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016, TimBar Corporation and Columbus Container, Inc.’s internal control over financial reporting. As of and for the year ended December 31, 2016, TimBar Corporation accounted for approximately 7% of the Company’s consolidated total assets and 2% of consolidated net sales, and Columbus Container, Inc. accounted for approximately 2% of the Company’s consolidated total assets and less than 1% of consolidated net sales. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of TimBar Corporation and Columbus Container, Inc.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Packaging Corporation of America as of December 31, 2016 and 2015, and the related consolidated statements of income and comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2016, and our report dated February 28, 2017 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Chicago, IL
February 28, 2017

Packaging Corporation of America
Consolidated Statements of Income and Comprehensive Income
(dollars in millions, except per-share data)

	Year Ended December 31
	2016	2015	2014
Statements of Income:
Net sales	$5,779.0	$5,741.7	$5,852.6
Cost of sales	(4,503.3)	(4,533.7)	(4,623.1)
Gross profit	1,275.7	1,208.0	1,229.5
Selling, general, and administrative expenses	(471.1)	(451.3)	(469.5)
Other expense, net	(24.3)	(6.7)	(57.3)
Income from operations	780.3	750.0	702.7
Interest expense, net	(91.8)	(85.5)	(88.4)
Income before taxes	688.5	664.5	614.3
Provision for income taxes	(238.9)	(227.7)	(221.7)
Net income	$449.6	$436.8	$392.6

Net income per common share:
Basic	$4.76	$4.47	$3.99
Diluted	$4.75	$4.47	$3.99
Dividends declared per common share	$2.36	$2.20	$1.60

Statements of Comprehensive Income:
Net income	$449.6	$436.8	$392.6
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	—	2.7	(2.6)
Reclassification adjustments to cash flow hedges included in net income, net of tax of $2.2 million, $2.2 million, and $2.2 million for 2016, 2015, and 2014, respectively	3.5	3.5	3.5
Amortization of pension and postretirement plans actuarial loss and prior service cost, net of tax of $4.2 million, $5.6 million, and $2.8 million for 2016, 2015, and 2014, respectively	6.7	8.8	4.2
Changes in unfunded employee benefit obligations, net of tax of $15.7 million, ($8.9) million, and $59.2 million for 2016, 2015, and 2014, respectively	(24.9)	14.0	(94.0)
Other comprehensive income (loss)	(14.7)	29.0	(88.9)
Comprehensive income	$434.9	$465.8	$303.7

See notes to consolidated financial statements.

Packaging Corporation of America
Consolidated Balance Sheets
(dollars and shares in millions, except per-share data)

	December 31
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$239.3	$184.2
Accounts receivable, net of allowance for doubtful accounts and customer deductions of $10.1 million and $10.3 million as of December 31, 2016 and 2015, respectively	689.2	636.5
Inventories	723.6	676.8
Prepaid expenses and other current assets	30.3	28.8
Federal and state income taxes receivable	13.9	28.2
Total current assets	1,696.3	1,554.5
Property, plant, and equipment, net	2,895.7	2,832.1
Goodwill	737.9	544.0
Intangible assets, net	367.1	270.8
Other long-term assets	80.0	70.9
Total assets	$5,777.0	$5,272.3
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$25.8	$6.5
Capital lease obligations	1.3	1.2
Accounts payable	323.8	294.2
Dividends payable	59.9	53.4
Accrued liabilities	201.2	193.5
Accrued interest	13.4	13.1
Total current liabilities	625.4	561.9
Long-term liabilities:
Long-term debt	2,620.0	2,290.4
Capital lease obligations	20.3	21.6
Deferred income taxes	334.7	347.0
Compensation and benefits	357.2	358.6
Other long-term liabilities	59.6	59.5
Total long-term liabilities	3,391.8	3,077.1
Commitments and contingent liabilities
Stockholders' equity:
Common stock, par value $0.01 per share, 300.0 million shares authorized, 94.2 million and 96.1 million shares issued as of December 31, 2016 and 2015, respectively	0.9	1.0
Additional paid in capital	451.4	439.9
Retained earnings	1,447.1	1,317.3
Accumulated other comprehensive loss	(139.6)	(124.9)
Total stockholders' equity	1,759.8	1,633.3
Total liabilities and stockholders' equity	$5,777.0	$5,272.3

See notes to consolidated financial statements.

Packaging Corporation of America
Consolidated Statements of Cash Flows
(dollars in millions)

	Year Ended December 31
	2016	2015	2014
Cash Flows from Operating Activities:
Net income	$449.6	$436.8	$392.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization of intangibles	358.0	356.5	381.6
Amortization of deferred financing costs	7.8	7.8	9.2
Share-based compensation expense	19.7	18.2	15.6
Deferred income tax provision (benefit)	(4.0)	1.7	2.6
Loss on disposals of property, plant, and equipment	7.3	0.5	7.0
Pension and post retirement benefits expense, net of contributions	(30.5)	31.2	25.4
Other, net	(5.9)	(20.3)	(0.9)
Changes in operating assets and liabilities, net of acquisitions:
Decrease (increase) in assets —
Accounts receivable	(3.6)	9.5	(8.5)
Inventories	(25.7)	(11.9)	(72.4)
Prepaid expenses and other current assets	—	4.1	(5.1)
Increase (decrease) in liabilities —
Accounts payable	16.6	(37.3)	(36.0)
Accrued liabilities	(3.2)	(15.5)	7.0
Federal and state income tax payable/receivable	15.1	(18.7)	18.0
Net cash provided by operating activities	801.2	762.6	736.1
Cash Flows from Investing Activities:
Additions to property, plant, and equipment	(274.3)	(314.5)	(420.2)
Proceeds from sale of a business	—	23.0	—
Acquisitions of businesses, net of cash acquired	(485.4)	—	(20.5)
Additions to other long-term assets	(10.4)	(12.3)	(12.5)
Other, net	0.5	5.7	2.1
Net cash used for investing activities	(769.6)	(298.1)	(451.1)
Cash Flows from Financing Activities:
Proceeds from issuance of debt	385.0	—	398.9
Repayments of debt	(37.5)	(47.6)	(592.5)
Financing costs paid	(2.0)	—	(3.4)
Common stock dividends paid	(216.1)	(200.8)	(157.4)
Repurchases of common stock	(100.3)	(154.7)	—
Proceeds from exercise of stock options	—	—	3.7
Excess tax benefits from stock-based awards	5.7	6.0	12.2
Shares withheld to cover employee restricted stock taxes	(11.2)	(8.7)	(13.2)
Other, net	(0.1)	0.6	0.6
Net cash provided by (used for) financing activities	23.5	(405.2)	(351.1)
Net increase (decrease) in cash and cash equivalents	55.1	59.3	(66.1)
Cash and cash equivalents, beginning of year	184.2	124.9	191.0
Cash and cash equivalents, end of year	$239.3	$184.2	$124.9

See notes to consolidated financial statements.

Packaging Corporation of America
Consolidated Statements of Changes in Stockholders' Equity
(dollars in million and shares in thousands)

	Common Stock		Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount
Balance at January 1, 2014	98,172	$1.0	$401.7	$1,019.1	$(65.0)	$1,356.8
Common stock withheld and retired to cover taxes on vested stock awards	(183)	—	(1.2)	(12.0)	—	(13.2)
Common stock dividends declared	—	—	—	(157.5)	—	(157.5)
Restricted stock grants and cancellations	228	—	9.7	—	—	9.7
Exercise of stock options	151	—	6.3	—	—	6.3
Share-based compensation expense	—	—	15.6	—	—	15.6
Comprehensive income	—	—	—	392.6	(88.9)	303.7
Balance at December 31, 2014	98,368	$1.0	$432.1	$1,242.2	$(153.9)	$1,521.4
Common stock repurchases and retirements	(2,326)	—	(15.6)	(139.1)	—	(154.7)
Common stock withheld and retired to cover taxes on vested stock awards	(131)	—	(0.8)	(7.9)	—	(8.7)
Common stock dividends declared	—	—	—	(214.7)	—	(214.7)
Restricted stock/performance unit grants and cancellations	218	—	6.0	—	—	6.0
Share-based compensation expense	—	—	18.2	—	—	18.2
Comprehensive income	—	—	—	436.8	29.0	465.8
Balance at December 31, 2015	96,129	$1.0	$439.9	$1,317.3	$(124.9)	$1,633.3
Common stock repurchases and retirements	(1,987)	(0.1)	(13.1)	(87.1)	—	(100.3)
Common stock withheld and retired to cover taxes on vested stock awards	(172)	—	(1.1)	(10.1)	—	(11.2)
Common stock dividends declared	—	—	—	(222.6)	—	(222.6)
Restricted stock/performance unit grants and cancellations	243	—	5.7	—	—	5.7
Share-based compensation expense	—	—	19.7	—	—	19.7
Other	—	—	0.3	—	—	0.3
Comprehensive income	—	—	—	449.6	(14.7)	434.9
Balance at December 31, 2016	94,213	$0.9	$451.4	$1,447.1	$(139.6)	$1,759.8

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements

1.     Nature of Operations and Basis of Presentation

Packaging Corporation of America ("we," "us," "our," "PCA," or the "Company") was incorporated on January 25, 1999. In April 1999, PCA acquired the containerboard and corrugated packaging products business of Pactiv Corporation (Pactiv), formerly known as Tenneco Packaging, Inc., a wholly owned subsidiary of Tenneco Inc. In October 2013, PCA acquired Boise Inc. (Boise). After the acquisition of Boise, we became a large diverse manufacturer of both packaging and paper products. We are headquartered in Lake Forest, Illinois and we operate primarily in the United States. We have approximately 14,000 employees.

We report our businesses in three reportable segments: Packaging, Paper, and Corporate and Other. Our Packaging segment produces a wide variety of corrugated packaging products. The Paper segment manufactures and sells a range of papers, including communication-based papers, and pressure sensitive papers. On December 1, 2016, we ceased softwood market pulp operations at our Wallula, Washington mill and permanently shut down the No. 1 machine, with pulp capacity of 100,000 tons. Corporate and other includes support staff services and related assets and liabilities, transportation assets, and activity related to other ancillary support operations. For more information about our segments, see Note 17, Segment Information.

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

Revenue Recognition

We recognize revenue when the following criteria are met: persuasive evidence of an agreement exists, the customer takes title and assumes risk and rewards of ownership or services have been rendered, our price to the buyer is fixed or determinable, and collectability is reasonably assured. The timing of revenue recognition is dependent on transfer of title, which is normally either on exit from our plants (i.e., shipping point) or on arrival at customer’s location (i.e., destination point). Shipping and handling billings to a customer are included in net sales. Shipping and handling costs, such as freight to our customers' destinations, are included in cost of sales. We present taxes collected from customers and remitted to governmental authorities on a net basis in our Consolidated Statements of Income.

Planned Major Maintenance Costs

The Company accounts for its planned major maintenance activities in accordance with ASC 360, Property, Plant, and Equipment, using the deferral method. All maintenance costs incurred during the year are expensed in the year in which the maintenance activity occurs.

Share-Based Compensation

We recognize compensation expense for awards granted under the PCA long-term equity incentive plans based on the fair value on the grant date. We recognize the cost of the equity awards expected to vest over the period the awards vest. See Note 12, Share-Based Compensation, for more information.

Research and Development

Research and development costs are expensed as incurred. The amount charged to expense was $13.3 million, $13.1 million, and $12.3 million for the years ended December 31, 2016, 2015, and 2014, respectively.

Cash and Cash Equivalents

Cash and cash equivalents include all cash balances and highly liquid investments with a stated maturity of three months or less. Cash equivalents are stated at cost, which approximates market. Cash and cash equivalents totaled $239.3 million and $184.2 million at December 31, 2016 and 2015, respectively, which included cash equivalents of $178.4 million and $140.9 million, respectively. At December 31, 2016 and 2015, we had $3.4 million and $3.1 million, respectively, of cash at our operations outside the United States.

Trade Accounts Receivable, Allowance for Doubtful Accounts, and Customer Deductions

Trade accounts receivable are stated at the amount we expect to collect. The collectability of our accounts receivable is based upon a combination of factors. In circumstances where a specific customer is unable to meet its financial obligations to PCA (e.g., bankruptcy filings, substantial downgrading of credit sources), a specific reserve for bad debts is recorded against amounts due to the Company to reduce the net recorded receivable to the amount the Company reasonably believes will be collected. For all other customers, reserves for bad debts are recognized based on historical collection experience. If collection experience deteriorates (i.e., higher than expected defaults or an unexpected material adverse change in a major customer’s ability to meet its financial obligations to the Company), the estimate of the recoverability of amounts due could be reduced by a material amount. We periodically review our allowance for doubtful accounts and adjustments to the valuation allowance are recorded as income or expense. Trade accounts receivable balances that remain outstanding after we have used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. At December 31, 2016 and 2015, the allowance for doubtful accounts was $3.8 million and $3.9 million, respectively.

The customer deductions reserve represents the estimated amount required for customer returns, allowances, and earned discounts. Based on the Company’s experience, customer returns, allowances, and earned discounts have averaged approximately 1% of gross selling price. Accordingly, PCA reserves 1% of its open customer accounts receivable balance for these items. The reserves for customer deductions of $6.3 million and $6.4 million at December 31, 2016 and 2015, respectively, are also included as a reduction of the accounts receivable balance.

Derivative Instruments and Hedging Activities

The Company records its derivatives, if any, in accordance with ASC 815, Derivatives and Hedging. The guidance requires the Company to recognize derivative instruments as either assets or liabilities on the balance sheet at fair value. The accounting for changes in the fair value of a derivative depends on the intended use and designation of the derivative instrument. For a derivative designated as a fair value hedge, the gain or loss on the derivative is recognized in earnings in the period of change at fair value together with the offsetting gain or loss on the hedged item. For a derivative instrument designated as a cash flow hedge, the effective portion of the derivative’s gain or loss is initially reported as a component of accumulated other comprehensive income (loss) (AOCI) and is subsequently recognized in earnings when the hedged exposure affects earnings. The ineffective portion of the gain or loss is recognized in earnings. We were not party to any derivative-based arrangements at December 31, 2016 and 2015.

Fair Value Measurements

PCA measures the fair value of its financial instruments in accordance with ASC 820, Fair Value Measurements and Disclosures. The guidance defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. It is determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, ASC 820 establishes the following hierarchy that prioritizes the inputs to valuation methodologies used to measure fair value:
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
Financial instruments measured at fair value on a recurring basis include the fair value of our pension and postretirement benefit assets and liabilities. See Note 10, Employee Benefit Plans and Other Postretirement Benefits for more information. Other assets and liabilities measured and recognized at fair value on a nonrecurring basis include assets acquired and liabilities assumed in acquisitions and our asset retirement obligations. Given the nature of these assets and liabilities, evaluating their fair value from the perspective of a market participant is inherently complex. Assumptions and estimates about future values can be affected by a variety of internal and external factors. Changes in these factors may require us to revise our estimates and could require us to retroactively adjust provisional amounts that we recorded for the fair values of assets acquired and liabilities assumed in connection with business combinations. These adjustments could have a material effect on our financial condition and results of operations. See Note 3, Acquisitions and Dispositions, and Note 11, Asset Retirement Obligations, for more information.

Inventory Valuation

We value our raw materials, work in process, and finished goods inventories using lower of cost, as determined by the average cost method, or market. Supplies and materials are valued at the first-in, first-out (FIFO) or average cost methods.

The components of inventories were as follows (dollars in millions):

	December 31
	2016	2015
Raw materials	$271.9	$260.6
Work in process	12.9	14.2
Finished goods	206.5	189.7
Supplies and materials	232.3	212.3
Inventories	$723.6	$676.8

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

Property, plant, and equipment consisted of the following (dollars in millions):

	December 31
	2016	2015
Land and land improvements	$149.7	$146.4
Buildings	717.1	640.9
Machinery and equipment	4,951.4	4,747.1
Construction in progress	125.4	119.1
Other	66.7	61.3
Property, plant, and equipment, at cost	6,010.3	5,714.8
Less accumulated depreciation	(3,114.6)	(2,882.7)
Property, plant, and equipment, net	$2,895.7	$2,832.1

The amount of interest capitalized from construction in progress was $2.5 million, $2.0 million, and $2.8 million for the years ended December 31, 2016, 2015, and 2014, respectively.

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

The amount of depreciation expense was $324.1 million, $323.0 million, and $348.2 million for the years ended December 31, 2016, 2015, and 2014, respectively. In 2016, we recognized incremental depreciation expense of $2.9 million, primarily related to facilities closure costs and the Wallula mill restructuring. During the years ended December 31, 2015 and 2014, we recognized $9.0 million and $42.0 million, respectively, of incremental depreciation expense primarily related to shortening the useful lives of assets related to the restructuring at the DeRidder, Louisiana, mill.

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

Long-Lived Asset Impairment

Long-lived assets other than goodwill and other intangibles are reviewed for impairment in accordance with provisions of ASC 360, Property, Plant and Equipment. In the event that facts and circumstances indicate that the carrying amount of any long-lived assets may be impaired, an evaluation of recoverability is performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset (or group of assets) is compared to the assets (or group of assets) carrying amount to determine if a write-down to fair value is required.

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

Goodwill, which amounted to $737.9 million and $544.0 million for the years ended December 31, 2016 and 2015, respectively, is not amortized but is subject to an annual impairment test in accordance with ASC 350, Intangibles - Goodwill and Other. We test goodwill for impairment annually in the fourth quarter or sooner if events or changes in circumstances indicate that the carrying value of the asset may exceed fair value. Additionally, we evaluate the remaining useful lives of our finite-lived purchased intangible assets to determine whether any adjustments to the useful lives are necessary. The Company concluded that none of the goodwill or intangible assets were impaired in the 2016, 2015, and 2014 annual impairment tests. See Note 7, Goodwill and Intangible Assets for additional information.

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

Asset Retirement Obligations

The Company accounts for its retirement obligations related predominantly to landfill closure, wastewater treatment pond dredging, closed-site monitoring costs, and certain leasehold improvements under ASC 410, Asset Retirement and Environmental Obligations, which requires recognition of legal obligations associated with the retirement of long-lived assets whether these assets are owned or leased. These legal obligations are recognized at fair value at the time that the obligations are incurred. When we record the liability, we capitalize the cost by increasing the carrying amount of the related long-lived asset, which is amortized to expense over the useful life of the asset. See Note 11, Asset Retirement Obligations, for additional information.

Deferred Financing Costs

PCA has capitalized certain costs related to obtaining its financing. These costs are amortized to interest expense using the effective interest rate method over the terms of the related financing, which range from five to ten years. Effective January 1, 2016, the Company adopted Accounting Standards Update (ASU) 2015-03 (Topic 835): Simplifying the Presentation of Debt Issuance Costs. We applied this guidance retrospectively, as required, and reclassified $12.3 million from "Other long-term assets" to "Long-term debt" on our December 31, 2015 Consolidated Balance Sheet to conform with current period presentation. At December 31, 2016 deferred financing costs were $12.4 million.

Cutting Rights and Fiber Farms

We lease the cutting rights to approximately 75,000 acres of timberland, and we lease 9,000 acres of land where we operate fiber farms as a source of future fiber supply. For our cutting rights and fiber farms, we capitalize the annual lease payments and reforestation costs associated with these leases. Costs are recorded as depletion when the timber or fiber is harvested and used in operations or sold to customers. Capitalized long-term lease costs for our cutting rights and fiber farms, primarily recorded in "Other long-term assets" on our Consolidated Balance Sheet, were $43.9 million and $40.2 million as of December 31, 2016 and 2015, respectively. The amount of depletion expense was $4.7 million, $7.0 million, and $7.3 million for the years ended December 31, 2016, 2015, and 2014, respectively.

Deferred Software Costs

PCA capitalizes costs related to the purchase and development of software, which is used in its business operations. The costs attributable to these software systems are amortized over their estimated useful lives based on various factors such as the effects of obsolescence, technology, and other economic factors. Net capitalized software costs recorded in "Other long-term assets" on our Consolidated Balance Sheets were $4.5 million and $6.9 million for the years ended December 31, 2016 and 2015, respectively. Software amortization expense was $2.5 million, $3.0 million, and $2.9 million for the years ended December 31, 2016, 2015, and 2014, respectively.

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

Business Combinations

The Company accounts for acquisitions under ASC 805, Business Combinations, which requires separate recognition of assets acquired and liabilities assumed from goodwill, at the acquisition date fair values. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and liabilities assumed. During the measurement period, which may be up to one year from the acquisition date, the Company records adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the consolidated financial statements. In January 2017, the FASB issued ASU 2017-01, Clarifying the Definition of a Business, which adds guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (disposals) of assets or businesses. The guidance of ASU 2017-01 is effective for fiscal years beginning after December 15, 2017.

New and Recently Adopted Accounting Standards

In May 2014, the FASB issued ASU 2014-09 (Topic 606): Revenue from Contracts with Customers. This ASU amends the guidance for revenue recognition to replace numerous industry-specific requirements. The ASU implements a five-step process for customer contract revenue recognition that focuses on transfer of control as opposed to transfer of risk and rewards. The amendment also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows from contracts with customers.
There are two permitted transition methods under the standard: full retrospective method, in which case the cumulative effect of applying the standard would be recognized in the earliest period shown, or the modified retrospective method, in which case the cumulative effect of applying the standard would be recognized at the date of initial application. The standard will be effective for reporting periods beginning after December 15, 2017.
We have been closely monitoring FASB activity related to the new standard. The following updates have been made as a result of implementation issues related to the new standard:

•
In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers - Principal versus Agent Consideration (Reporting revenue gross versus net), which clarifies gross versus net revenue reporting when another party is involved in the transactions.

•
In April 2016, FASB issued ASU 2016-10, Revenue from Contracts with Customers - Identifying Performance Obligations and Licensing, which amends the revenue guidance on identifying performance obligations and accounting for licenses of intellectual property.

•
In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers - Narrow-Scope Improvements and Practical Expedients, which provides narrow-scope improvements to the guidance on collectability, non-cash consideration, and completed contracts at transition

•
In December 2016, the FASB issued ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, which provides additional guidance and clarification for application and interpretation of the new standard. The ASU makes technical corrections and improvements to the new revenue standard and to other Codification topics to address unintended consequences from applying the new guidance.

We have established a transition team to analyze the impact of the standard on our revenue contracts by reviewing our current accounting policies and practices and identifying potential differences that would result from applying the requirements of the new standard. Specifically, we have identified significant revenue streams within each of our reportable segments and are reviewing representative contracts to identify corresponding purchase obligations, variable consideration, acquisition costs and fulfillment costs. In addition, we are in the process of identifying appropriate changes to our business processes, systems and controls to support revenue recognition and disclosures under the new standard. This team has reported its findings and progress of the project to management and the Audit Committee on a periodic basis over the last year.

We are still assessing the impact of ASU 2014-09, the related updates as mentioned above, and the most appropriate transition method but we do not believe they will have a material effect on the Company’s financial position or its results of operations. We expect to finalize both our assessment and determine our adoption method by June 30, 2017. The new standard becomes effective for us as of January 1, 2018, with the option to early adopt the standard for annual periods beginning on or after December 15, 2016. We do not plan to early adopt the standard.

In January 2017, the FASB issued ASU 2017-01 (Topic 805), Clarifying the Definition of a Business, which amends the guidance in ASC 805, “Business Combinations”. The ASU changes the definition of a business to assist entities with evaluating when a set of transferred assets and activities is a business. Under the new guidance, an entity first determines whether substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets. If this threshold is met, the set is not a business. If it is not met, the entity then evaluates whether the set meets the requirements that a business include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create outputs. The ASU defines an output as “the result of inputs and processes applied to those inputs that provide goods or services to customers, investment income (such as dividends or interest), or other revenues.” The ASU is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those annual periods, and early adoption is permitted. The ASU will be applied prospectively to any transactions subsequent to adoption.

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

In March 2016, the FASB issued ASU 2016-09 (Topic 718): Improvements to Employee Share-Based Payment Accounting, which is intended to improve the accounting for share-based payment transactions as part of the FASB’s simplification initiative. This ASU requires all excess tax benefits and deficiencies from share-based payment awards (including tax benefits of dividends on share-based payment awards) to be recognized in the income statement when the awards vest or are settled. Excess tax benefits and deficiencies are currently recognized in additional paid in capital in our consolidated balance sheet. Additionally, the guidance requires these excess tax benefits and deficiencies to be presented as an operating activity in the statement of cash flows rather than as a financing activity. The guidance also allows an employer to repurchase more of an employee’s shares than it can today for tax withholding purposes without triggering liability accounting and to make a policy election to account for forfeitures as they occur. The provisions are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. As a result of this adoption, the Company will prospectively record excess tax benefits and deficiencies from share-based compensation as income tax expense or benefit in the income statement for periods beginning after January 1, 2017. The magnitude of such impacts are dependent upon the Company's future stock price at vest or settlement date in relation to the fair value of share-based awards on the grant date, the Company's future grants of share-based awards, and the exercise behavior of the Company's equity compensation holders. The Company will also retrospectively reclassify excess tax benefits and deficiencies as an operating activity rather than a financing activity on its consolidated statements of cash flows. All other adopted amendments did not have a material impact on the Company's financial position, results of operations and cash flow.

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

In July 2015, the FASB issued ASU 2015-11 (Topic 330): Simplifying the Measurement of Inventory, as part of its simplification initiative. Under the ASU, inventory is measured at the "lower of cost and net realizable value" and other options that currently exist for market value will be eliminated. ASU 2015-11 defines net realizable value as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. No other changes were made to the current guidance on inventory measurement. The Company adopted this standard, prospectively, on January 1, 2017. The adoption of this guidance did not have a material effect on our financial position or results of operations.

In April 2015, the FASB issued ASU 2015-03 (Topic 835): Simplifying the Presentation of Debt Issuance Costs. This ASU conforms the presentation of debt issuance costs with that required for debt discounts under U.S. GAAP. Under the ASU, debt issuance costs are presented in the balance sheet as a direct deduction from the related liability rather than as an asset. The Company adopted this standard on January 1, 2016. We applied this guidance retrospectively, as required, and reclassified $12.3 million from "Other long-term assets" to "Long-term debt" on our December 31, 2015 Consolidated Balance Sheet to conform with current period presentation. At December 31, 2016 deferred financing costs were $12.4 million.

There were no other accounting standards recently issued that had or are expected to have a material impact on our financial position or results of operations.

3.     Acquisitions and Dispositions

TimBar Acquisition

On August 29, 2016, PCA acquired substantially all of the assets of TimBar Corporation (“TimBar”), a large independent corrugated products producer with six corrugated products production facilities, for a purchase price of $385.6 million, net of cash acquired. Funding for the acquisition came from a new $385.0 million five-year term loan facility. TimBar provides solutions to customers in the higher margin retail, industrial packaging and display and fulfillment markets with a focus on multi-color graphics and technical innovation. With the acquisition of TimBar, we acquired a 51% controlling interest in a wholesale distributor of polywoven plastic bags used in the transportation industry. TimBar financial results are included in the Packaging segment from the date of acquisition. For the period ended December 31, 2016, TimBar accounted for $116.9 million, or 2.0% of the Company's net sales. Had the acquisition occurred at the beginning of 2015, PCA's net sales would have been $6.0 billion and $6.1 billion for 2016 and 2015, respectively.
The Company accounted for TimBar using the acquisition method of accounting in accordance with ASC 805, Business Combinations. The total purchase price has been preliminarily allocated to tangible and intangible assets acquired and liabilities assumed based on respective fair values, as follows (dollars in millions):

	Initial Allocation	Adjustments	Revised Allocation
Goodwill	$148.1	$9.2	$157.3
Other intangible assets	101.6	(7.2)	94.4
Property, plant and equipment	96.9	(1.6)	95.3
Other net assets	39.0	(0.4)	38.6
Net assets acquired	$385.6	$—	$385.6

The purchase price allocation presented above is preliminary and is subject to the finalization of various valuations and assessments, primarily related to property, plant, and equipment, working capital and intangible assets. Our current estimates and assumptions may change as more information becomes available. We expect to finalize the valuations within the 12-month period following the acquisition date.

Goodwill is calculated as the excess of the purchase price over the fair value of the net assets acquired. Among the factors that contributed to the recognition of goodwill were TimBar's commitment to continuous improvement and innovation in their operations, as well as the expected increases in PCA's containerboard integration levels. Goodwill is expected to be deductible for tax purposes.
Other intangible assets, primarily customer relationships, were assigned an estimated weighted average useful life of 14.2 years.
Property, plant and equipment were assigned estimated useful lives ranging from two to 24 years.
Columbus Container Acquisition

On November 30, 2016, PCA acquired substantially all of the assets of Columbus Container, Inc., an independent corrugated products producer with one corrugated products production facility and five warehousing facilities, for a purchase price of $99.7 million, net of cash acquired. Funding for the acquisition came from available cash on hand. Columbus Container, Inc. is a full-service provider of corrugated packaging products utilizing state-of-the-art technologies and design centers to provide customers a solution for nearly any packaging need. Columbus Container financial results are included in the Packaging segment from the date of acquisition.

PCA allocated the total purchase price to the Columbus Container assets as follows: $36.6 million to goodwill, $26.3 million to intangible assets, $27.2 million to property, plant, & equipment, and $9.6 million to other net assets. The allocation presented is preliminary and is subject to the finalization of various valuations and assessments, primarily related to property, plant, and equipment and intangible assets. Our current estimates and assumptions may change as more information becomes available. We expect to finalize the valuations within the 12-month period following the acquisition date.
Goodwill is calculated as the excess of the purchase price over the fair value of the net assets acquired. Among the factors that contributed to the recognition of goodwill were Columbus Container's commitment to continuous improvement and innovation in their operations, as well as the expected increases in PCA's containerboard integration levels. Goodwill is expected to be deductible for tax purposes.
Other intangible assets, primarily customer relationships, were assigned an estimated weighted average useful life of 14.4 years.
Property, plant and equipment were assigned estimated useful lives ranging from one to 32 years.
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

	Year Ended December 31
	2016	2015	2014
Numerator:
Net income	$449.6	$436.8	$392.6
Less: distributed and undistributed earnings allocated to participating securities	(4.4)	(5.2)	(5.7)
Net income attributable to common shareholders	$445.2	$431.6	$386.9
Denominator:
Weighted average basic common shares outstanding	93.5	96.6	97.0
Effect of dilutive securities	0.2	0.1	0.1
Diluted common shares outstanding	93.7	96.7	97.1
Basic income per common share	$4.76	$4.47	$3.99
Diluted income per common share	$4.75	$4.47	$3.99

As of June 29, 2014, we had no remaining options to purchase shares. For the year ended 2014, all outstanding options to purchase shares were included in the computation of diluted common shares.

5.    Other Expense, Net

The components of other income (expense), net, were as follows (dollars in millions):

	Year Ended December 31
	2016	2015	2014
Asset disposals and write-offs	$(11.9)	$(14.0)	$(10.1)
Facilities closure costs (a)	(9.4)	—	—
Acquisition-related costs (b)	(3.3)	—	—
Multiemployer pension withdrawal (c)	(0.9)	—	—
Wallula mill restructuring (d)	(0.6)	—	—
Integration-related and other costs (e)	—	(12.9)	(20.0)
DeRidder restructuring (f)	—	7.1	(7.3)
Sale of St. Helens paper mill site (g)	—	6.7	—
Refundable state tax credit (h)	—	3.6	—
Class action lawsuit settlement (i)	—	—	(17.6)
Other	1.8	2.8	(2.3)
Total	$(24.3)	$(6.7)	$(57.3)
___________

(a)	Includes facilities closure costs related to corrugated products facilities and a paper products facility.

(b)	Includes acquisition-related costs for the TimBar Corporation and Columbus Container, Inc. acquisitions.

(c)	Includes costs related to our withdrawal from a multiemployer pension plan for one of our corrugated products facilities.

(d)	Includes costs related to ceased softwood market pulp operations at our Wallula, Washington mill and the permanent shutdown of the No. 1 machine.

(e)	Includes Boise acquisition integration-related and other costs, which primarily relate to severance, retention, travel, and professional fees.

(f)
2015 and 2014 include amounts from restructuring activities at our mill in DeRidder, Louisiana including costs related to the conversion of the No. 3 newsprint machine to containerboard, our exit from the newsprint business, and other improvements. We completed the restructuring activities in first quarter 2015. In 2015, we recorded $7.1 million of income from vendor settlements.

(g)
In September 2015, we sold the remaining land, buildings, and equipment at our paper mill site in St. Helens, Oregon where we ceased paper production in December 2012. We recorded a $6.7 million gain on the sale.

(h)	Includes a $3.6 million tax credit from the State of Louisiana related to our recent capital investment and the jobs retained at the DeRidder, Louisiana mill, which was recorded as a benefit.

(i)
Includes $17.6 million of costs for the settlement of the Kleen Products LLC v Packaging Corp. of America et al class action lawsuit. See Note 18, Commitments, Guarantees, Indemnifications, and Legal Proceedings, for more information.

6.     Income Taxes

The following is an analysis of the components of the consolidated income tax provision (dollars in millions):

	2016	2015	2014
Current income tax provision (benefit) -
U.S. Federal	$213.6	$205.1	$185.1
State and local	29.1	20.5	33.1
Foreign	0.2	0.4	0.9
Total current provision for taxes	242.9	226.0	219.1
Deferred -
U.S. Federal	(1.2)	(3.8)	(5.0)
State and local	(3.0)	5.6	7.6
Foreign	0.2	(0.1)	—
Total deferred provision (benefit) for taxes	(4.0)	1.7	2.6
Total provision (benefit) for taxes	$238.9	$227.7	$221.7

The effective tax rate varies from the U.S. Federal statutory tax rate principally due to the following (dollars in millions):

	2016	2015	2014
Provision computed at U.S. Federal statutory rate of 35%	$241.0	$232.6	$215.0
State and local taxes, net of federal benefit	19.8	20.0	20.5
Domestic manufacturers deduction	(21.1)	(19.9)	(16.5)
Other	(0.8)	(5.0)	2.7
Total	$238.9	$227.7	$221.7

The following details the scheduled expiration dates of our tax effected net operating loss (NOL) and other tax carryforwards at December 31, 2016 (dollars in millions):

	2017 Through 2026	2027 Through 2036	Indefinite	Total
U.S. federal and foreign NOLs	$—	$65.3	$—	$65.3
State taxing jurisdiction NOLs	1.3	0.8	—	2.1
U.S. federal, foreign, and state tax credit carryforwards	—	0.1	—	0.1
U.S. federal capital loss carryforwards	5.2	—	—	5.2
Total	$6.5	$66.2	$—	$72.7

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts for income tax purposes. Deferred income tax assets and liabilities at December 31 are summarized as follows (dollars in millions):

	December 31
	2016	2015
Deferred tax assets:
Accrued liabilities	$18.1	$18.3
Employee benefits and compensation	45.9	32.5
Inventories	9.9	3.9
Net operating loss carryforwards	67.4	73.2
Stock options and restricted stock	11.7	10.7
Pension and postretirement benefits	136.5	148.2
Derivatives	11.5	13.7
Capital loss, general business, foreign, and AMT credit carryforwards	5.3	5.2
Gross deferred tax assets	$306.3	$305.7
Valuation allowance (a)	(5.2)	(5.1)
Net deferred tax assets	$301.1	$300.6

Deferred tax liabilities:
Property, plant, and equipment	$(537.0)	$(545.8)
Goodwill and intangible assets	(98.8)	(101.8)
Total deferred tax liabilities	$(635.8)	$(647.6)
Net deferred tax liabilities (b)	$(334.7)	$(347.0)
___________

(a)
Deferred tax assets are reduced by a valuation allowance when it is more likely than not that some portion of the deferred tax assets will not be realized. Both the 2016 and 2015 valuation allowance relates to capital losses. We do not expect to generate capital gains before the capital losses expire. If or when recognized, the tax benefits relating to the reversal of any or all of the valuation allowance would be recognized as a benefit to income tax expense.

(b)
As of December 31, 2016, we did not recognize U.S. deferred income taxes on our cumulative total of undistributed foreign earnings for our foreign subsidiaries. We indefinitely reinvest our earnings in operations outside the United States. It is not practicable to determine the amount of unrecognized deferred tax liability on these undistributed earnings because the actual tax liability, if any, is dependent on circumstances existing when the repatriation occurs.

Cash payments for federal, state, and foreign income taxes were $222.1 million, $238.3 million, and $189.5 million for the years ended December 31, 2016, 2015, and 2014, respectively.

The following table summarizes the changes related to PCA’s gross unrecognized tax benefits excluding interest and penalties (dollars in millions):

	2016	2015	2014
Balance as of January 1	$(5.8)	$(4.4)	$(5.4)
Increases related to prior years’ tax positions	—	(2.8)	(1.0)
Increases related to current year tax positions	(0.5)	(0.4)	(0.3)
Decreases related to prior years' tax positions	0.1	—	0.9
Settlements with taxing authorities	0.3	0.7	0.5
Expiration of the statute of limitations	0.7	1.1	0.9
Balance at December 31	$(5.2)	$(5.8)	$(4.4)

At December 31, 2016, PCA had recorded a $5.2 million gross reserve for unrecognized tax benefits, excluding interest and penalties. Of the total, $3.9 million (net of the federal benefit for state taxes) would impact the effective tax rate if recognized.

PCA recognizes interest accrued related to unrecognized tax benefits and penalties as income tax expense. At December 31, 2016 and 2015, we had $1.1 million and $1.0 million of interest and penalties recorded for unrecognized tax benefits. During the next 12 months, it is reasonably possible that PCA's unrecognized tax benefits could change by approximately $2.7 million due to settlements with state taxing authorities.

PCA is subject to taxation in the United States, various state and local, and foreign jurisdictions. A federal examination of the tax years 2010 - 2012 was concluded in February 2015. A federal examination of the 2013 tax year was concluded in November 2016. The tax years 2014 - 2016 remain open to federal examination. The tax years 2012 - 2016 remain open to state examinations. Some foreign tax jurisdictions are open to examination for the 2009 tax year forward. Through the Boise acquisition, PCA recorded net operating losses and credit carryforwards from 2008 through 2011 and 2013 that are subject to examinations and adjustments for at least three years following the year in which utilized.

7.     Goodwill and Intangible Assets

Goodwill

Goodwill represents the excess of the cost of an acquired business over the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed in a business combination. At December 31, 2016 and 2015, we had $682.7 million and $488.8 million, respectively, of goodwill recorded in our Packaging segment and $55.2 million for both years in our Paper segment on our Consolidated Balance Sheets.

Changes in the carrying amount of our goodwill were as follows (dollars in millions):

	Packaging	Paper	Goodwill
Balance at January 1, 2015	$491.6	$55.2	$546.8
Sale of Hexacomb Europe and Mexico (a)	(2.8)	—	(2.8)
Balance at December 31, 2015	488.8	55.2	544.0
Acquisitions (b)	193.9	—	193.9
Balance at December 31, 2016	$682.7	$55.2	$737.9
___________

(a)	During 2015, we sold the assets of Hexacomb Europe and Mexico, a corrugated products manufacturer, for $23.0 million and reduced goodwill in our Packaging segment by $2.8 million.

(b)
In connection with the August 2016 acquisition of TimBar Corporation (TimBar), the Company recoded $157.3 million of goodwill in the Packaging segment. In November 2016, we acquired Columbus Container and recorded $36.6 million of goodwill in the Packaging segment. See Note 3, Acquisitions and Dispositions, for more information.

Intangible Assets

Intangible assets are comprised of customer relationships and trademarks and trade names.

The weighted average useful life, gross carrying amount, and accumulated amortization of our intangible assets were as follows (dollars in millions):

	As of December 31, 2016			As of December 31, 2015
	Weighted Average Remaining Useful Life (in Years)	Gross Carrying Amount	Accumulated Amortization	Weighted Average Remaining Useful Life (in Years)	Gross Carrying Amount	Accumulated Amortization
Customer relationships (c)	13.1	$424.5	$79.8	13.3	$311.5	$57.3
Trademarks and trade names (c)	10.5	27.7	8.1	12.5	21.8	5.2
Other (c)	4.3	4.2	1.4	1.2	0.2	0.2
Total intangible assets (excluding goodwill)	12.9	$456.4	$89.3	13.3	$333.5	$62.7

__________

(c)
In connection with the August 2016 acquisition of TimBar, the Company recorded intangible assets of $88.0 million for customer relationships, $4.9 million for trade names, and $1.5 million for other intangibles. In November 2016, we acquired Columbus Container, Inc. and recorded intangible assets of $25.0 million for customer relationships, $1.0 million for trade names, and $0.3 million for other intangibles. See Note 3, Acquisitions and Dispositions, for more information.

Amortization expense was $26.6 million, $22.7 million, and $22.6 million for the years ended December 31, 2016, 2015, and 2014, respectively. Estimated amortization expense of intangible assets over the next five years is expected to approximate $33.3 million (2017), $32.2 million (2018), $29.5 million (2019), $29.5 million (2020), and $28.7 million (2021).

Impairment Testing

We test goodwill for impairment annually in the fourth quarter or sooner if events or changes in circumstances indicate that the carrying value of the asset may exceed fair value. Additionally, when we experience changes to our business or operating environment, we evaluate the remaining useful lives and recoverability of our finite-lived purchased intangible assets to determine whether any adjustments to the useful lives or impairment are necessary. We completed our test in the fourth quarter and there was no indication of goodwill or intangible asset impairment.

8.     Accrued Liabilities

The components of accrued liabilities were as follows (dollars in millions):

	December 31,
	2016	2015
Compensation and benefits	$120.4	$106.4
Medical insurance and workers’ compensation	28.8	31.1
Customer volume discounts and rebates	18.9	15.3
Franchise, property, sales and use taxes	16.7	16.0
Environmental liabilities and asset retirement obligations	6.4	7.9
Severance, retention, and relocation	3.0	7.3
Other	7.0	9.5
Total	$201.2	$193.5

9.     Debt

At December 31, 2016 and 2015, our long-term debt and interest rates on that debt were as follows (dollars in millions):

	December 31, 2016		December 31, 2015
	Amount	Interest Rate	Amount	Interest Rate
Revolving Credit Facility, due August 2021	$—	—%	$—	—%
Five-Year Term Loan, due October 2018	—	—	25.0	1.80
Five-Year Term Loan, due August 2021	380.2	2.02	—	—
Seven-Year Term Loan, due October 2020	630.5	2.40	637.0	2.05
6.50% Senior Notes due March 2018	150.0	6.50	150.0	6.50
3.90% Senior Notes, net of discounts of $0.2 million and $0.3 million as of December 31, 2016 and 2015, respectively, due June 2022	399.8	3.90	399.7	3.90
4.50% Senior Notes, net of discount of $1.4 million and $1.5 million as of December 31, 2016 and 2015, respectively, due November 2023	698.6	4.50	698.5	4.50
3.65% Senior Notes, net of discount of $0.9 million and $1.0 million as of December 31, 2016 and 2015, due September 2024	399.1	3.65	399.0	3.65
Total	2,658.2	3.54	2,309.2	3.67
Less current portion	25.8	2.11	6.5	2.05
Less unamortized debt issuance costs	12.4		12.3
Total long-term debt	$2,620.0	3.57%	$2,290.4	3.69%

As of December 31, 2016, the details of our borrowings were as follows:

•
Senior Unsecured Credit Agreement. On October 18, 2013, we entered into a $1.65 billion senior unsecured credit facility. Loans bear interest at LIBOR plus a margin that is determined based upon our credit ratings. On August 29, 2016, we amended and restated our five-year credit agreement dated October 18, 2013, to finance the acquisition of TimBar Corporation. The financing consisted of:

◦
Revolving Credit Facility: An extended $350.0 million unsecured revolving credit facility with variable interest (LIBOR plus a margin) due August 2021. During 2016, we did not borrow under the Revolving Credit Facility. At December 31, 2016, we had $25.1 million of outstanding letters of credit that were considered outstanding on the revolving credit facility, resulting in $324.9 million of unused borrowing capacity. The outstanding letters of credit were primarily for workers compensation. We are required to pay commitment fees on the unused portions of the credit facility.

◦
Five-Year Term Loan: A new $385.0 million unsecured five-year term loan with variable interest (LIBOR plus 1.250%), payable quarterly, due August 2021. The balance outstanding at December 31, 2016 was $380.2 million.

◦
Seven-Year Term Loan: A $650.0 million unsecured term loan with variable interest (LIBOR plus 1.625%), payable quarterly, due October 2020. The balance outstanding at December 31, 2016 was $630.5 million.

•	6.50% Senior Notes. On March 25, 2008, we issued $150.0 million of 6.50% senior notes due March 15, 2018, through a registered public offering.

•	3.90% Senior Notes. On June 26, 2012, we issued $400.0 million of 3.90% senior notes due June 15, 2022, through a registered public offering.

•	4.50% Senior Notes. On October 22, 2013, we issued $700.0 million of 4.50% senior notes due November 1, 2023, through a registered public offering.

•	3.65% Senior Notes. On September 5, 2014, we issued $400.0 million of 3.65% senior notes due September 15, 2024, through a registered public offering.

The instruments governing our indebtedness contain financial and other covenants that limit the ability of PCA and its subsidiaries to enter into sale and leaseback transactions, incur liens, incur indebtedness at the subsidiary level, enter into certain transactions with affiliates, merge or consolidate with any other person or sell or otherwise dispose of all or substantially all of our assets. Our credit facility also requires us to comply with certain financial covenants, including maintaining a minimum interest coverage ratio and a maximum leverage ratio. A failure to comply with these restrictions could lead to an event of default, which could result in an acceleration of any outstanding indebtedness and/or prohibit us from drawing on the revolving credit facility. Such an acceleration may also constitute an event of default under the senior notes indenture. At December 31, 2016, we were in compliance with these covenants.

At December 31, 2016, we have $1,647.5 million of fixed-rate senior notes and $1,010.7 million of variable-rate term loans outstanding. At December 31, 2016, the fair value of our fixed-rate debt was estimated to be $1,717.6 million. The difference between the book value and fair value is due to the difference between the period-end market interest rate and the stated rate of our fixed-rate debt. We estimated the fair value of our fixed-rate debt using quoted market prices (Level 2 inputs), discussed further in Note 2, Summary of Significant Accounting Policies. The fair value of our variable-rate term debt approximates the carrying amount as our cost of borrowing is variable and approximates current market rates.

Repayments, Interest, and Other

In 2016, we used cash on hand to make principal payments of $25.0 million under the Five-Year Term Loan, due October 2018 (which is no longer outstanding), $4.8 million under the Five-Year Term Loan, due August 2021, and $6.5 million under the Seven-Year Term Loan, due October 2020.

In 2015, we used cash on hand to repay $40.0 million of debt outstanding under the Five-Year Term Loan, due October 2018 and $6.5 million under the Seven-Year Term Loan, due October 2020.

In 2014, we used the proceeds of our $400.0 million of 3.65% fixed-rate senior notes offering and other cash on hand to repay $591.5 million of debt outstanding under the Five-Year Term Loan, due October 2018 and Seven-Year Term Loan, due October 2020.

As of December 31, 2016, annual principal maturities for debt, excluding unamortized debt discount, are: $25.8 million for 2017; $175.8 million for 2018; $25.8 million for 2019; $630.3 million for 2020; $303.2 million for 2021; and $1.5 billion for 2022 and thereafter.

At December 31, 2016, the reference interest rate (LIBOR) for our Five-Year Term Loan, due August 2021, was 0.77% and the applicable margin was 1.250%. At December 31, 2015, the reference interest rate (LIBOR) for our Five-Year Term Loan, due October 2018, was 0.42% and the applicable margin was 1.375%. At December 31, 2016 and 2015, the reference interest rate (LIBOR) for our Seven-Year Term Loan, due October 2020, was 0.77% and 0.42%, respectively. At both December 31, 2016 and 2015, the applicable margin on our Seven-Year Term Loan, due October 2020, was 1.625%.

Interest payments and redemption premium payments paid in connection with the Company’s debt obligations for the years ended December 31, 2016, 2015, and 2014, were $88.3 million, $85.5 million, and $77.0 million, respectively.

Included in interest expense, net, are amortization of financing costs and amortization of treasury lock settlements. Amortization of treasury lock settlements was a $5.7 million net loss in 2016, 2015, and 2014. Amortization of financing costs in 2016, 2015, and 2014 was $1.9 million, $1.8 million, and $3.3 million (including $1.5 million write-off of deferred financing costs related to the September 2014 debt refinancing), respectively.

10.     Employee Benefit Plans and Other Postretirement Benefits

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

Other Postretirement Benefits

PCA provides postretirement medical benefits for certain salaried employees and postretirement medical and life insurance benefits for certain hourly employees. For salaried employees, the plan covers employees retiring from PCA on or after attaining age 58 who have had at least 10 years of full-time service with PCA after attaining age 48. In April 2016, the

Company provided notice to eligible participants that the Salaried Retiree Medical Plan would be frozen as of December 31, 2016. As a result of the freeze, eligible plan participants who did not retire and elect coverage before December 31, 2016 would lose benefits attributable to service already rendered. In accordance with Accounting Standards Codification (ASC) 715, "Compensation--Retirement Benefits", the Company remeasured the Salaried Retiree Medical Plan benefit obligation using current assumptions, resulting in a decrease in the benefit obligation of $5.1 million with a corresponding increase in accumulated other comprehensive income of $3.1 million and deferred income taxes of $2.0 million.

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

	Pension Plans		Postretirement Plans
	Year Ended December 31		Year Ended December 31
	2016	2015	2016	2015
Change in Benefit Obligation
Benefit obligation at beginning of period	$1,092.5	$1,129.6	$21.4	$31.9
Service cost	24.5	24.0	0.5	1.7
Interest cost	40.9	46.2	0.6	1.2
Plan amendments	1.8	3.0	(5.3)	—
Actuarial (gain) loss (a)	35.3	(75.7)	3.7	(11.4)
Participant contributions	—	—	1.3	1.2
Benefits paid	(36.6)	(34.6)	(2.7)	(3.2)
Benefit obligation at plan year end	$1,158.4	$1,092.5	$19.5	$21.4
Accumulated benefit obligation portion of above	$1,116.6	$1,048.5

Change in Fair Value of Plan Assets
Plan assets at fair value at beginning of period	$764.4	$805.9	$—	$—
Actual return on plan assets	44.4	(8.1)	—	—
Company contributions	58.2	1.2	1.4	2.0
Participant contributions	—	—	1.3	1.2
Benefits paid	(36.6)	(34.6)	(2.7)	(3.2)
Fair value of plan assets at plan year end	$830.4	$764.4	$—	$—

Underfunded status	$(328.0)	$(328.1)	$(19.5)	$(21.4)

Amounts Recognized on Consolidated Balance Sheets
Current liabilities	$(1.3)	$(0.9)	$(1.2)	$(1.1)
Noncurrent liabilities	(326.7)	(327.2)	(18.3)	(20.3)
Accrued obligation recognized at December 31	$(328.0)	$(328.1)	$(19.5)	$(21.4)
Amounts Recognized in Accumulated Other Comprehensive (Income) Loss (Pre-Tax)
Prior service cost (credit)	$21.1	$25.1	$(5.0)	$0.2
Actuarial loss (gain)	183.9	149.4	(1.9)	(6.0)
Total	$205.0	$174.5	$(6.9)	$(5.8)
___________

(a)
The actuarial loss in 2016 was due primarily to a decrease in the weighted average discount rate used to estimate our pension benefit obligations, and updated mortality assumptions from the Society of Actuaries. In 2015, the increase in the weighted average discount rate used to estimate our pension benefit obligations and changes in mortality assumptions from the Society of Actuaries resulted in an actuarial gain.

Components of Net Periodic Benefit Cost and Other Comprehensive (Income) Loss

The components of net periodic benefit cost and other comprehensive (income) loss (pretax) were as follows (dollars in millions):

	Pension Plans			Postretirement Plans
	Year Ended December 31			Year Ended December 31
	2016	2015	2014	2016	2015	2014
Service cost	$24.5	$24.0	$22.7	$0.5	$1.7	$1.6
Interest cost	40.9	46.2	45.9	0.6	1.2	1.2
Expected return on plan assets	(49.5)	(53.1)	(50.7)	—	—	—
Special termination benefits	—	—	0.3	—	—	—
Net amortization of unrecognized amounts
Prior service cost (credit)	5.7	5.5	6.5	(0.1)	0.1	(0.2)
Actuarial loss	5.8	8.7	0.6	(0.4)	0.1	0.1
Net periodic benefit cost	$27.4	$31.3	$25.3	$0.6	$3.1	$2.7

Changes in plan assets and benefit obligations recognized in other comprehensive (income) loss
Actuarial net (gain) loss	$40.4	$(14.5)	$146.4	$3.6	$(11.4)	$4.2
Prior service cost (credit)	1.8	3.0	2.6	(5.3)	—	—
Amortization of prior service cost	(5.7)	(5.5)	(6.5)	(0.3)	(0.1)	0.2
Amortization of actuarial loss	(5.8)	(8.7)	(0.6)	0.8	(0.1)	(0.1)
Total recognized in other comprehensive (income) loss (a)	30.7	(25.7)	141.9	(1.2)	(11.6)	4.3
Total recognized in net periodic benefit cost and other comprehensive (income) loss - pretax	$58.1	$5.6	$167.2	$(0.6)	$(8.5)	$7.0
___________

(a)
Accumulated losses in excess of 10% of the greater of the projected benefit obligation or the market-related value of assets will be recognized on a straight-line basis over the average remaining service period of active employees in PCA plans (which is between seven to ten years) and over average remaining lifetime of inactive participants of Boise plans (which is between 26 and 29 years), to the extent that losses are not offset by gains in subsequent years. The estimated net loss and prior service cost that will be amortized from "Accumulated other comprehensive loss" into net periodic benefit in 2017 is $12.7 million.

The accumulated benefit obligations for the plans with obligations in excess of plan assets, is $1.0 billion.

Assumptions

The following table presents the assumptions used in the measurement of our benefits obligations:

	Pension Plans			Postretirement Plans
	December 31			December 31
	2016	2015	2014	2016	2015	2014
Weighted-Average Assumptions Used to Determine Benefit Obligations at December 31
Discount rate	4.24%	4.51%	4.14%	3.91%	4.35%	3.95%
Rate of compensation increase	4.00%	4.00%	4.00%	N/A	N/A	N/A
Weighted-Average Assumptions Used to Determine Net Periodic Benefit Cost for the Years Ended December 31
Discount rate	4.49%	4.14%	5.00%	4.17%	3.95%	4.85%
Expected return on plan assets	6.57%	6.73%	6.69%	N/A	N/A	N/A
Rate of compensation increase	4.00%	4.00%	4.00%	N/A	N/A	N/A

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

Asset Return Assumption. The expected return on plan assets reflects the expected long-term rates of return for the categories of investments currently held in the plans as well as anticipated returns for additional contributions made in the future. The expected long-term rate of return is adjusted when there are fundamental changes in expected returns on the plan investments. The weighted-average expected return on plan assets we will use in our calculation of 2017 net periodic pension benefit cost is 6.55%.

Rate of Compensation Increase. The rate of compensation increase is determined by PCA based upon annual reviews. The compensation increase assumption is not applicable for all plans as many of our pension plans are frozen and not accruing benefits.

Health Care Cost Trend Rate Assumptions. PCA assumed health care cost trend rates for its postretirement benefits plans were as follows:

	2016	2015	2014
Health care cost trend rate assumed for next year	7.35%	7.60%	7.75%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.50%	4.50%	5.00%
Year that the rate reaches the ultimate trend rate	2025	2024	2023

Postretirement Health Care Plan Assumptions. For postretirement health care plan accounting, PCA reviews external data and its own historical trends for health care costs to determine the health care cost trend rate assumption.

A one-percentage point change in assumed health care cost trend rates would have the following effects on the 2016 postretirement benefit obligation and the 2016 net post retirement benefit cost (dollars in millions):

	1-Percentage Point Increase	1-Percentage Point Decrease
Effect on postretirement benefit obligation	$1.0	$(0.9)
Effect on net postretirement benefit cost	0.1	(0.1)

Investment Policies and Strategies

PCA has retained the services of professional advisors to oversee pension investments and provide recommendations regarding investment strategy. PCA’s overall strategy and related apportionments between equity and debt securities may change from time to time based on market conditions, external economic factors, and the funded status of the plans. The general investment objective for all of our plan assets is to optimize growth of the pension plan trust assets, while minimizing the risk of significant losses to enable the plans to satisfy their benefit payment obligations over time. The objectives take into account the long-term nature of the benefit obligations, the liquidity needs of the plans, and the expected risk/return trade-offs of the asset classes in which the plans may choose to invest. Assets of our pension plans were invested in the following classes of securities at December 31, 2016 and 2015:

	Percentage of Fair Value
	2016	2015
Fixed income securities	54%	55%
International equity securities	23	22
Domestic equity securities	21	20
Real estate securities	1	1
Other	1	2

At December 31, 2016, the targeted investment allocations differed between the acquired Boise plans and PCA's historical plans based on funded status. At December 31, 2016, PCA's historical plans, which comprised $328.6 million of the fair value of plan assets, targeted 44% invested in equities, 53% invested in bonds, and 3% in other, whereas the Boise plans, which comprised $501.8 million of the total fair value of plan assets, targeted 45% in equities and 55% in bonds. Our retirement committee reviews the investment allocations for reasonableness at a minimum, semi-annually.

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

Fair Value Measurements of Plan Assets

The following tables set forth, by level within the fair value hierarchy, discussed in Note 2, Summary of Significant Accounting Policies, the pension plan assets, by major asset category, at fair value at December 31, 2016 and 2015 (dollars in millions):

	Fair Value Measurements at December 31, 2016
Asset Category	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Short-term investments (a)	$—	$1.5	$—	$1.5
Mutual funds (b):
Domestic equities	65.7	—	—	65.7
International equities	68.7	—	—	68.7
Real estate	9.6	—	—	9.6
Fixed income	108.4	64.8	—	173.2
Common/collective trust funds (a):
Domestic equities	—	107.9	—	107.9
International equities	—	124.5	—	124.5
Fixed income	—	271.6	—	271.6
Private equity securities (c)	—	—	5.7	5.7
Total securities at fair value	$252.4	$570.3	$5.7	$828.4
Receivables and accrued expenses				2.0
Total fair value of plan assets				$830.4

	Fair Value Measurements at December 31, 2015
Asset Category	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Short-term investments (a)	$—	$4.1	$—	$4.1
Mutual funds (b):
Domestic equities	47.1	—	—	47.1
International equities	50.7	—	—	50.7
Real estate	8.5	—	—	8.5
Fixed income	156.5	—	—	156.5
Common/collective trust funds (a):
Domestic equities	—	104.4	—	104.4
International equities	—	121.6	—	121.6
Fixed income	—	263.0	—	263.0
Private equity securities (c)	—	—	6.4	6.4
Total securities at fair value	$262.8	$493.1	$6.4	$762.3
Receivables and accrued expenses				2.1
Total fair value of plan assets				$764.4
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

(c)
Investments in this category are invested in the Pantheon Global Secondary Fund IV, LP. The fund specializes in investments in the private equity secondary market and occasionally directly in private companies to maximize capital growth. Fund investments are carried at fair value as determined quarterly using the market approach to estimate the fair value of private investments. The market approach utilizes prices and other relevant information generated by market transactions, type of security, size of the position, degree of liquidity, restrictions on the disposition, latest round of financing data, current financial position, and operating results, among other factors. In circumstances where fair values are not provided with respect to any of the company's fund investments, the investment advisor will seek to determine the fair value of such investments based on information provided by the general partners or managers of such funds or from other sources. Audited financial statements are provided by fund management annually. Notwithstanding the above, the variety of valuation bases adopted and quality of management data of the ultimate underlying investee companies means that there are inherent difficulties in determining the value of the investments. Amounts realized on the sale of these investments may differ from the calculated values. Boise had originally committed to a $15.0 million investment, with $5.0 million of the commitment unfunded at December 31, 2016.

The following table sets forth a summary of changes in the fair value of the pension plans' Level 3 assets for the year ended December 31, 2016 (dollars in millions):

2016
Balance, beginning of year	$6.4
Sales	(0.7)
Balance, end of year	$5.7

Funding and Cash Flows

PCA makes pension plan contributions that are sufficient to fund its actuarially determined costs, generally equal to the minimum amounts required by the Employee Retirement Income Security Act (ERISA). From time to time, PCA may make discretionary contributions based on the funded status of the plans, tax deductibility, income from operations, and other factors. In 2016, we made contributions of $57.1 million to our qualified pension plans. In 2015, we did not make contributions to our qualified pension plans. In 2014, we contributed $0.4 million to our qualified pension plans. We expect to contribute at least the estimated required minimum contributions to our qualified pension plans of approximately $8.0 million in 2017.

The following are estimated benefit payments to be paid to current plan participants by year (dollars in millions). Qualified pension benefit payments are paid from plan assets, while nonqualified pension benefit payments are paid by the Company.

	Pension Plans	Postretirement Plans
2017	$41.1	$1.2
2018	45.0	1.3
2019	48.9	1.3
2020	52.6	1.4
2021	56.2	1.3
2021 - 2025	327.7	6.1

Defined Contribution Plans

Some of our employees participate in contributory defined contribution savings plans, available to most of our salaried and hourly employees. The defined contribution plans permit participants to make contributions by salary reduction pursuant to Section 401(k) of the Code. PCA made employer-matching contributions of $40.4 million, $37.9 million, and $28.3 million in 2016, 2015, and 2014, respectively. In 2015 and 2014, Company matching contributions to certain full-time salaried employees were made in company stock, through our Employee Stock Ownership Plan (ESOP). All other matching contributions were in cash. Beginning in 2016, all company-matching contributions to all employees were made in cash. We expense employer matching contributions and charge dividends on shares held by the ESOP to retained earnings. Shares of company stock held by the ESOP are included in basic shares for earnings-per-share computations. At both December 31, 2016 and 2015, the ESOP held 2.2 million shares of company stock.

Certain salaried and hourly employees that are not participating in a PCA sponsored defined benefit pension plan receive a service-related company retirement contribution to their defined contribution plan account in addition to any employer matching contribution. This contribution increases with years of service and ranges from 3% to 5% of base pay. We contributed

$14.9 million, $12.4 million, and $7.4 million for this retirement contribution during the years ended December 31, 2016, 2015, and 2014, respectively.

Deferred Compensation Plans

Key managers can elect to participate in a deferred compensation plan. The deferred compensation plan is unfunded; therefore, benefits are paid from our general assets. At December 31, 2016 and 2015, we had $13.7 million and $12.8 million, respectively, of liabilities attributable to participation in our deferred compensation plan on our Consolidated Balance Sheets.

11.     Asset Retirement Obligations

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

The following table describes changes to the asset retirement obligation liability (dollars in millions):

	Year Ended December 31
	2016	2015
Asset retirement obligation at beginning of period	$26.2	$37.0
Accretion expense	2.3	2.1
Payments	(2.2)	(1.6)
Revisions in estimated cash flows	1.2	0.2
Liabilities incurred	0.5	(0.3)
Sale of St. Helens (a)	—	(11.2)
Asset retirement obligation at end of period	$28.0	$26.2
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

12.     Share-Based Compensation

The Company has a long-term equity incentive plan, which allows for grants of stock options, stock appreciation rights, restricted stock, and performance awards to directors, officers, and employees, as well as others who engage in services for PCA. The plan, as amended, terminates May 1, 2023, and authorizes 10.6 million shares of common stock for grant over the life of the plan. As of December 31, 2016, 1.2 million shares remained available for future issuance under the plan. Forfeitures are added back to the pool of shares of common stock available to be granted at a future date.

Restricted Stock

Restricted stock awards granted to officers and employees generally vest at the end of a four-year period, and restricted stock awards granted to directors vest immediately. The fair value of restricted stock is determined based on the closing price of the Company’s stock on the grant date. A summary of the Company’s restricted stock activity follows:

	2016		2015		2014
	Shares	Weighted Average Grant- Date Fair Value	Shares	Weighted Average Grant- Date Fair Value	Shares	Weighted Average Grant- Date Fair Value
Restricted stock at January 1	1,007,794	$49.47	1,184,299	$41.71	1,463,694	$31.48
Granted	242,835	67.48	218,957	65.16	229,489	70.24
Vested (a)	(443,627)	34.11	(389,481)	32.77	(507,222)	26.29
Forfeitures	(20,923)	59.63	(5,981)	66.42	(1,662)	61.05
Restricted stock at December 31	786,079	$63.44	1,007,794	$49.47	1,184,299	$41.71
___________

(a)	The total fair value of awards upon vesting for the years ended December 31, 2016, 2015, and 2014 was $28.8 million, $26.3 million, and $36.4 million, respectively.

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

	2016		2015		2014
	Units	Weighted Average Grant- Date Fair Value	Units	Weighted Average Grant- Date Fair Value	Units	Weighted Average Grant-Date Fair Value
Performance units at January 1	175,675	$59.94	127,489	$58.25	70,600	$47.83
Granted	77,017	67.57	53,102	65.04	56,889	71.19
Vested (a)	(20,604)	57.58	(4,916)	71.19	—	—
Performance units at December 31	232,088	$62.68	175,675	$59.94	127,489	$58.25
___________

(a)
The total fair value of awards upon vesting for the year ended December 31, 2016 was $1.1 million. Upon vesting of the awards, PCA issued 21,111 shares of its common stock, which included 507 shares for dividends accrued during the vesting period.

Compensation Expense

Our share-based compensation expense is recorded in "Selling, general, and administrative expenses." Compensation expense for share-based awards recognized in the Consolidated Statements of Income, net of forfeitures was as follows (dollars in millions):

	Year Ended December 31
	2016	2015	2014
Restricted stock	$15.8	$15.2	$13.8
Performance units	3.9	3.0	1.8
Impact on income before income taxes	19.7	18.2	15.6
Income tax benefit	(7.7)	(7.1)	(6.1)
Impact on net income	$12.0	$11.1	$9.5

The fair value of restricted stock and performance units is determined based on the closing price of the Company’s common stock on the grant date. As PCA’s Board of Directors has the ability to accelerate vesting of share-based awards upon an employee’s retirement, the Company accelerates the recognition of compensation expense for certain employees approaching normal retirement age.

The unrecognized compensation expense for all share-based awards was as follows (dollars in millions):

	December 31, 2016
	Unrecognized Compensation Expense	Remaining Weighted Average Recognition Period (in years)
Restricted stock	$27.1	2.7
Performance units	8.1	2.8
Total unrecognized share-based compensation expense	$35.2	2.7

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

13.     Derivative Instruments and Hedging Activities

Hedging Strategy

When appropriate, we use derivatives as a risk management tool to mitigate the potential impact of certain market risks. The primary risks managed by using derivative financial instruments are interest rate risks. We do not enter into derivative financial instruments for trading or speculative purposes.

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

Derivative Instruments

The impact of derivative instruments on the consolidated statements of income and accumulated OCI was as follows (dollars in millions):

	Net Loss Recognized in Accumulated OCI (Effective Portion) December 31
	2016	2015
Treasury locks, net of tax	$(17.7)	$(21.2)

	Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion) Year Ended December 31
	2016	2015	2014
Amortization of treasury locks (included in interest expense, net)	$(5.7)	$(5.7)	$(5.7)

The net amount of settlement gains or losses on derivative instruments included in accumulated OCI to be amortized over the next 12 months is a net loss of $5.7 million ($3.5 million after-tax).

14.     Stockholders' Equity

Dividends

During the year ended December 31, 2016, we paid $216.1 million of dividends to shareholders. On December 13, 2016, PCA's Board of Directors approved a regular quarterly cash dividend of $0.63 per share, which was paid on January 13, 2017, to shareholders of record as of December 23, 2016. The dividend payment was $59.4 million.

On August 31, 2016, PCA announced an increase of its quarterly cash dividend on its common stock from an annual payout of $2.20 per share to an annual payout of $2.52 per share. The first quarterly dividend of $0.63 per share was paid on October 14, 2016 to shareholders of record as of September 15, 2016.

Share Repurchase Program

On February 25, 2016, PCA announced that its Board of Directors authorized the repurchase of $200.0 million of the Company's outstanding common stock. At the time of the announcement, there was no remaining authority under previously announced programs. Repurchases may be made from time to time in open market or privately negotiated transactions in accordance with applicable securities regulations. The timing and amount of repurchases will be determined by the company in its discretion based on factors such as PCA’s stock price and market and business conditions.

Share repurchase activity follows (in millions, except share and per share amounts).

	Shares	Weighted Average Price Per Share	Total
2015	2,326,493	$66.50	$154.7
2016	1,987,187	$50.49	$100.3

All shares repurchased have been retired. At December 31, 2016, $193.0 million of the authorized amount remained available for repurchase of the Company's common stock.

Accumulated Other Comprehensive Income (Loss)

Changes in AOCI, net of taxes, by component follows (dollars in millions). Amounts in parentheses indicate losses.

	Unrealized Loss On Treasury Locks, Net	Unrealized Loss on Foreign Exchange Contracts	Unfunded Employee Benefit Obligations	Total
Balance at December 31, 2015	$(21.2)	$(0.4)	$(103.3)	$(124.9)
Other comprehensive income (loss) before reclassifications, net of tax	—	—	(24.9)	(24.9)
Amounts reclassified from AOCI, net of tax	3.5	—	6.7	10.2
Net current-period other comprehensive income (loss)	3.5	—	(18.2)	(14.7)
Balance at December 31, 2016	$(17.7)	$(0.4)	$(121.5)	$(139.6)

The following table presents information about reclassifications out of AOCI (dollars in millions). Amounts in parentheses indicate expenses in the Consolidated Statements of Income.

	Amounts Reclassified from AOCI Year Ended December 31
Details about AOCI Components	2016	2015	Affected Line Item in the Statement Where Net Income is Presented
Foreign currency translation adjustments	$—	$(4.2)	Other expense, net
	—	—	Tax benefit
	$—	$(4.2)	Net of tax

Unrealized loss on treasury locks, net	$(5.7)	$(5.7)	See (a) below
	2.2	2.2	Tax benefit
	$(3.5)	$(3.5)	Net of tax

Unfunded employee benefit obligations
Amortization of prior service costs	$(5.5)	$(5.6)	See (b) below
Amortization of actuarial gains / (losses)	(5.4)	(8.8)	See (b) below
	(10.9)	(14.4)	Total before tax
	4.2	5.6	Tax benefit
	$(6.7)	$(8.8)	Net of tax
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

15.     Concentrations of Risk

Our Paper segment has had a long-standing commercial and contractual relationship with Office Depot, our largest customer in the paper business. This relationship exposes us to a significant concentration of business and financial risk. Our sales to Office Depot represented 8% and 9% of our total company sales for 2016 and 2015, respectively, and about 42% and 45% of our Paper segment sales revenue for those periods, respectively. At December 31, 2016 and 2015, we had $31.8 million and $39.5 million of accounts receivable due from Office Depot, respectively, which represents 5% and 6% of our total company receivables, respectively.

In 2016, sales to Office Depot represented 42% of our Paper segment sales. If these sales are reduced, we would need to find new customers. We may not be able to fully replace any lost sales, and any new sales may be at lower prices or higher costs. Any significant deterioration in the financial condition of Office Depot affecting its ability to pay or any other change that affects its willingness to purchase our products will harm our business and results of operations.

During the second quarter of 2016, Office Depot and Staples terminated their merger agreement, and the acquisition of Office Depot by Staples was not completed. We continue to do business in the ordinary course with Office Depot.

Labor

At December 31, 2016, we had approximately 14,000 employees and approximately 50% of these employees worked pursuant to collective bargaining agreements. Approximately 70% of our hourly employees are represented by unions. The majority of our unionized employees are represented by the United Steel Workers (USW), the International Brotherhood of Teamsters (IBT), the International Association of Machinists (IAM), and the Association of Western Pulp and Paper Workers (AWPPW). Approximately 20% of our employees work pursuant to collective bargaining agreements that will expire within the next twelve months.

16.     Transactions With Related Parties

Louisiana Timber Procurement Company, L.L.C. (LTP) is a variable-interest entity that is 50% owned by PCA and 50% owned by Boise Cascade Company (Boise Cascade). LTP procures sawtimber, pulpwood, residual chips, and other residual wood fiber to meet the wood and fiber requirements of PCA and Boise Cascade in Louisiana. PCA is the primary beneficiary of LTP, and has the power to direct the activities that most significantly affect the economic performance of LTP. Therefore, we consolidate 100% of LTP in our financial statements in our Corporate and Other segment. The carrying amounts of LTP's assets and liabilities (which relate primarily to non-inventory working capital items) on our Consolidated Balance Sheets were both $5.0 million at December 31, 2016, and $4.5 million at December 31, 2015. For 2016, 2015, and 2014, we recorded $86.9 million, $88.8 million, and $75.8 million, respectively, of LTP sales to Boise Cascade in "Net Sales" in the Consolidated Statements of Income and approximately the same amount of expenses in "Cost of Sales".

For 2016, 2015, and 2014, fiber purchases from related parties were $17.2 million, $20.7 million, and $28.7 million, respectively. Most of these purchases related to chip and log purchases by LTP from Boise Cascade's wood products business. These purchases are recorded in "Cost of Sales" in the Consolidated Statements of Income.

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

Paper. We manufacture and sell a range of white papers, including communication papers, and pressure sensitive papers, and market pulp. Our white papers can be manufactured as either commodity papers or specialty papers with specialized or custom features, such as colors, coatings, high brightness, or recycled content. We ship to customers both directly from our mills and through distribution centers. In 2016, our sales to Office Depot, our largest Paper segment customer, represented 42% of our Paper segment sales revenue. Sales for market pulp decreased in 2016 as we ceased softwood market pulp operations at our Wallula, Washington mill with the permanent shutdown of the No.1 machine.

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

Segment sales to external customers by product line were as follows (dollars in millions):

	Year Ended December 31
	2016	2015	2014
Packaging sales	$4,584.8	$4,477.3	$4,540.3

Paper sales
White papers	1,065.8	1,089.6	1,138.5
Market pulp	28.1	53.5	62.9
	1,093.9	1,143.1	1,201.4
Corporate and Other	100.3	121.3	110.9
	$5,779.0	$5,741.7	$5,852.6

Sales to foreign unaffiliated customers during the years ended December 31, 2016, 2015, and 2014 were $289.5 million, $177.2 million, and $378.8 million, respectively. At December 31, 2016 and 2015, we did not have significant long-lived assets held by foreign operations. At December 31, 2014, the net carrying value of long-lived assets held by foreign operations, all of which were in our Packaging segment, was $12.4 million. The sales to foreign unaffiliated customers and the net carrying value of long-lived assets held by foreign operations decreased in 2015 as we completed the sale of our Hexacomb corrugated manufacturing operations in Europe and Mexico on April 1, 2015.

An analysis of operations by reportable segment is as follows (dollars in millions):

	Sales, net			Operating Income (Loss)		Depreciation, Amortization, and Depletion	Capital Expenditures (j)	Assets
Year Ended December 31, 2016	Trade	Inter- segment	Total
Packaging	$4,577.4	$7.4	$4,584.8	$711.1	(a)	$293.3	$239.9	$4,530.5
Paper	1,093.9	—	1,093.9	138.1	(b)	59.6	31.6	946.2
Corporate and Other	107.7	139.2	246.9	(68.9)	(c)	5.1	2.8	300.3
Intersegment eliminations	—	(146.6)	(146.6)	—		—	—	—
	$5,779.0	$—	$5,779.0	780.3		$358.0	$274.3	$5,777.0
Interest expense, net				(91.8)
Income before taxes				$688.5

	Sales, net			Operating Income (Loss)		Depreciation, Amortization, and Depletion	Capital Expenditures (j)	Assets
Year Ended December 31, 2015	Trade	Inter- segment	Total
Packaging	$4,474.1	$3.2	$4,477.3	$714.9	(d)	$297.3	$250.3	$4,027.9
Paper	1,143.1	—	1,143.1	112.5	(e)	54.9	58.5	976.5
Corporate and Other	124.5	133.8	258.3	(77.4)	(f)	4.3	5.7	267.9
Intersegment eliminations	—	(137.0)	(137.0)	—		—	—	—
	$5,741.7	$—	$5,741.7	750.0		$356.5	$314.5	$5,272.3
Interest expense, net				(85.5)
Income before taxes				$664.5

	Sales, net			Operating Income (Loss)		Depreciation, Amortization, and Depletion	Capital Expenditures (j)	Assets
Year Ended December 31, 2014	Trade	Inter- segment	Total
Packaging	$4,534.5	$5.8	$4,540.3	$663.2	(g)	$323.0	$362.1	$4,105.3
Paper	1,201.4	—	1,201.4	135.4		50.6	51.7	968.6
Corporate and Other	116.7	144.9	261.6	(95.9)	(h)	7.4	6.4	184.8
Intersegment eliminations	—	(150.7)	(150.7)	—		—	—	—
	$5,852.6	$—	$5,852.6	702.7		$381.0	$420.2	$5,258.7
Interest expense, net				(88.4)	(i)
Income before taxes				$614.3
____________

(a)	Includes $9.3 million of closure costs related to corrugated product facilities.
Includes $4.2 million of acquisition-related costs for the TimBar Corporation and Columbus Container, Inc. acquisitions.
Includes $0.9 million of costs related to our withdrawal from a multiemployer pension plan for one of our corrugated products facilities.

(b)	Includes $2.7 million of costs related to ceased softwood market pulp operations at our Wallula, Washington mill and the permanent shut down of the No.1 machine.
Includes $1.7 million of closure costs related to a paper products facility.

(c)	Includes $0.3 million of acquisition-related costs for the TimBar Corporation acquisition.

(d)	Includes net charges of $2.0 million primarily related to restructuring activities at our mill in DeRidder, Louisiana and $4.1 million of Boise acquisition integration-related and other costs.

(e)
In September 2015, we sold the remaining land, buildings, and equipment at our paper mill site in St. Helens, Oregon where we ceased paper production in December 2012. We recorded a $6.7 million gain on the sale.

(f)
Includes $9.3 million of Boise acquisition integration-related and other costs. These costs primarily relate to professional fees, severance, retention, relocation, travel, and other integration-related costs.

(g)
Includes $65.8 million of costs related primarily to the conversion of the No. 3 newsprint machine at our DeRidder, Louisiana mill to produce lightweight linerboard and corrugating medium, and our exit from the newsprint business in September 2014. Includes $4.9 million of Boise acquisition integration-related and other costs.

(h)
Includes $13.5 million of Boise acquisition integration-related and other costs and $17.6 million of costs for the settlement of the Kleen Products LLC v Packaging Corp. of America et al class action lawsuit. See Note 18, Commitments, Guarantees, Indemnifications, and Legal Proceedings, for more information.

(i)	Includes $1.5 million of expense related to the write-off of deferred financing costs in connection with the debt refinancing discussed in Note 9, Debt.

(j)	Includes "Additions to property, plant, and equipment" and excludes cash used for "Acquisitions of businesses, net of cash acquired" as reported on our Consolidated Statements of Cash Flows.

18.     Commitments, Guarantees, Indemnifications, and Legal Proceedings

We have financial commitments and obligations that arise in the ordinary course of our business. These include long-term debt (discussed in Note 9, Debt), capital commitments, lease obligations, purchase commitments for goods and services, and legal proceedings (discussed below).

Capital Commitments

The Company had capital commitments of approximately $94.7 million and $83.7 million as of December 31, 2016 and 2015, respectively, in connection with the expansion and replacement of existing facilities and equipment.

Lease Obligations

PCA leases space for certain of its facilities, cutting rights to approximately 75,000 acres of timberland, land for a fiber farm, and equipment, primarily vehicles and rolling stock. Remaining lease terms average 14 years and may contain renewal options or escalation clauses. Substantially all lease agreements have fixed payment terms based on the passage of time. Some lease agreements provide us with the option to purchase the leased property. Additionally, some agreements contain renewal options averaging approximately six years. Some leases may require the Company to pay executory costs, which may include property taxes, maintenance and insurance. The minimum lease payments under non-cancelable operating leases with lease terms in excess of one year were as follows (dollars in millions):

2017	$64.4
2018	54.4
2019	41.8
2020	26.2
2021	19.1
Thereafter	48.4
Total	$254.3

Total lease expense, including base rent on all leases and executory costs, such as insurance, taxes, and maintenance, for the years ended December 31, 2016, 2015, and 2014, was $88.3 million, $87.9 million and $85.6 million, respectively. These costs are included in "Cost of sales" and "Selling, general, and administrative expenses" in our Consolidated Statements of Income. We had an insignificant amount of sublease rental income in the periods presented.

PCA was obligated under capital leases covering buildings and machinery and equipment in the amount of $21.6 million and $22.8 million at December 31, 2016 and 2015, respectively. Assets held under capital lease obligations were included in property, plant, and equipment as follows (dollars in millions):

	Year Ended December 31
	2016	2015
Buildings	$0.3	$0.3
Machinery and equipment	28.5	28.5
Total	28.8	28.8
Less accumulated amortization	(13.7)	(12.2)
Total	$15.1	$16.6

Amortization of assets under capital lease obligations is included in depreciation expense.

The future minimum payments under capitalized leases at December 31, 2016 were as follows (dollars in millions):

2017	$2.7
2018	2.7
2019	2.7
2020	2.7
2021	2.7
Thereafter	17.7
Total minimum capital lease payments	31.2
Less amounts representing interest	(9.6)
Present value of net minimum capital lease payments	21.6
Less current maturities of capital lease obligations	(1.3)
Total long-term capital lease obligations	$20.3

Interest expense related to capital lease obligations was $1.5 million during the year ended December 31, 2016, and $1.6 million during both years ended December 31, 2015 and 2014.

Purchase Commitments

In the table below, we set forth our enforceable and legally binding purchase obligations as of December 31, 2016. Some of the amounts are based on management's estimates and assumptions about these obligations, including their duration, the possibility of renewal, anticipated actions by third parties, and other factors. Because these estimates and assumptions are necessarily subjective, our actual payments may vary from those reflected in the table. Purchase orders made in the ordinary course of business are excluded below. Any amounts for which we are liable under purchase orders are reflected on the Consolidated Balance Sheets as accounts payable and accrued liabilities. These obligations relate to various purchase agreements for items such as minimum amounts of fiber and energy purchases over periods ranging from one year to 22 years. Total purchase commitments were as follows (dollars in millions):

2017	$93.4
2018	34.0
2019	27.8
2020	21.4
2021	17.7
Thereafter	45.7
Total	$240.0

The Company purchased a total of $362.0 million, $299.6 million, and $265.9 million during the years ended December 31, 2016, 2015, and 2014, respectively, under these purchase agreements.

Environmental Liabilities

The potential costs for various environmental matters are uncertain due to such factors as the unknown magnitude of possible cleanup costs, the complexity and evolving nature of governmental laws and regulations and their interpretations, and the timing, varying costs and effectiveness of alternative cleanup technologies. From 2006 through 2016, there were no significant environmental remediation costs at PCA's mills and corrugated plants. At December 31, 2016, the Company had $25.3 million of environmental-related reserves recorded on its Consolidated Balance Sheet. Of the $25.3 million, approximately $17.2 million related to environmental-related asset retirement obligations discussed in Note 11, Asset Retirement Obligations, and $8.1 million related to our estimate of other environmental contingencies. The Company recorded $6.4 million in "Accrued liabilities" and $18.9 million in "Other long-term liabilities" on the Consolidated Balance Sheet. Liabilities recorded for environmental contingencies are estimates of the probable costs based upon available information and assumptions. Because of these uncertainties, PCA’s estimates may change. The Company believes that it is not reasonably possible that future environmental expenditures for remediation costs and asset retirement obligations above the $25.3 million accrued as of December 31, 2016, will have a material impact on its financial condition, results of operations, or cash flows.

Guarantees and Indemnifications

We provide guarantees, indemnifications, and other assurances to third parties in the normal course of our business. These include tort indemnifications, environmental assurances, and representations and warranties in commercial agreements. At December 31, 2016, we are not aware of any material liabilities arising from any guarantee, indemnification, or financial assurance we have provided. If we determined such a liability was probable and subject to reasonable determination, we would accrue for it at that time.

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

19.	Quarterly Results of Operations (unaudited, dollars in millions, except per-share and stock price information)

	Quarter
2016:	First (a)	Second (b)	Third (c)	Fourth (d)	Total
Net sales	$1,401.0	$1,417.4	$1,484.0	$1,476.6	$5,779.0
Gross profit	299.0	320.1	329.5	327.1	1,275.7
Income from operations	180.8	200.2	206.4	192.9	780.3
Net income	103.7	115.9	119.4	110.6	449.6
Basic earnings per share	1.09	1.23	1.27	1.17	4.76
Diluted earnings per share	1.09	1.23	1.26	1.17	4.75
Stock price - high	62.67	71.31	82.77	88.41	88.41
Stock price - low	44.32	58.44	65.12	78.03	44.32
	Quarter
2015:	First (e)	Second (f)	Third (g)	Fourth (h)	Total
Net sales	$1,425.7	$1,454.3	$1,470.8	$1,390.9	$5,741.7
Gross profit	277.0	317.6	328.3	285.0	1,208.0
Income from operations	157.1	197.6	219.4	175.9	750.0
Net income	90.8	114.0	127.8	104.3	436.8
Basic earnings per share	0.92	1.16	1.31	1.07	4.47
Diluted earnings per share	0.92	1.16	1.31	1.07	4.47
Stock price - high	84.88	78.98	73.60	70.04	84.88
Stock price - low	73.03	62.48	58.29	59.54	58.29
____________
Note: The sum of the quarters may not equal the total of the respective year's earnings per share on either a basic or diluted basis due to changes in the weighted average shares outstanding throughout the year.

(a)	Includes $2.8 million of closure costs related to a corrugated products facility and a paper products facility. ($1.9 million after-tax or $0.02 per diluted share).

(b)
Includes $1.7 million of closure costs related to a corrugated products facility and a paper products facility ($1.0 million after-tax or $0.01 per diluted share), $0.3 million of acquisition-related costs for TimBar Corporation ($0.2 million after-tax or $0.0 per diluted share), and $0.9 million related to our withdrawal from a multiemployer pension plan for one of our corrugated products facilities ($0.6 million after-tax or $0.01 per diluted share).

(c)
Includes $2.0 million of closure costs related to a corrugated products facility and a paper products facility ($1.4 million after-tax or $0.02 per diluted share) and $2.9 million of acquisition-related costs for TimBar Corporation and Columbus Container, Inc. acquisitions ($1.9 million after-tax or $0.02 per diluted share).

(d)
Includes $4.5 million of closure costs related to a corrugated products facility and a paper products facility ($2.9 million after-tax or $0.03 per diluted share), $2.7 million of costs related to ceased production of softwood market pulp operations at our Wallula, Washington mill and the permanent shutdown of the No.1 machine ($1.8 million after-tax or $0.02 per diluted share), and $1.2 million of acquisition-related costs for TimBar Corporation and Columbus Container, Inc. acquisitions ($0.8 million after-tax or $0.01 per diluted share).

(e)
Includes $10.3 million of DeRidder restructuring charges ($6.6 million after-tax or $0.07 per diluted share) and $3.5 million of integration-related and other costs ($2.2 million after-tax or $0.02 per diluted share). Also includes a $3.6 million tax credit from the State of Louisiana related to our capital investment and the jobs retained at the DeRidder, Louisiana mill.

(f)
Includes $1.0 million of income from DeRidder restructuring ($0.7 million after-tax or $0.01 per diluted share) and $3.7 million of integration-related and other costs ($2.3 million after-tax or $0.03 per diluted share).

(g)
Includes $3.8 million of income from DeRidder restructuring ($2.3 million after-tax or $0.02 per diluted share) and $2.4 million of integration-related and other costs ($1.7 million after-tax or $0.02 per diluted share). Also includes $6.7 million gain from the sale of our paper mill site at St. Helens, Oregon ($4.4 million after tax or $0.05 per diluted share).

(h)
Includes $3.5 million of income from DeRidder restructuring ($2.2 million after-tax or $0.02 per diluted share) and $3.8 million of integration-related and other costs ($2.6 million after-tax or $0.03 per diluted share).

20.    Subsequent Event

On February 8, 2017, there was an explosion at our DeRidder, Louisiana paper mill. The incident involved annual repair work being performed on piping in the pulp mill area and resulted in three contractor fatalities. The cause of the incident is under investigation. At the time of the incident, the D1 machine was down for its annual outage and the D3 machine was running and continues to operate. As of February 19, 2017, the mill resumed full operation. We are in the process of estimating the financial impact of the incident at this time. We maintain property and business interruption insurance subject to a $5 million deductible.

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

Prior to filing this report, PCA completed an evaluation under the supervision and with the participation of PCA’s management, including PCA’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of PCA’s disclosure controls and procedures as of December 31, 2016. The evaluation of PCA’s disclosure controls and procedures included a review of the controls’ objectives and design, PCA’s implementation of the controls and the effect of the controls on the information generated for use in this report. Based on this evaluation, PCA’s Chief Executive Officer and Chief Financial Officer concluded that PCA’s disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2016.

Changes in Internal Control over Financial Reporting

On August 29, 2016, PCA acquired TimBar Corporation ("TimBar"). Additionally, on November 30, 2016, PCA acquired Columbus Container, Inc. ("Columbus"). We are currently in the process of evaluating and integrating TimBar’s and Columbus' controls over financial reporting which may result in changes or additions to PCA’s internal control over financial reporting. Under guidelines established by the SEC, companies are permitted to exclude acquisitions from their assessment of internal control over financial reporting during the first year of an acquisition while integrating the acquired company. We excluded TimBar and Columbus from the assessment of internal control over financial reporting at December 31, 2016. Except as may relate to the TimBar and Columbus acquisitions, there were no other changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the most recent fiscal quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As of and for the year ended December 31, 2016, TimBar accounted for approximately 7% of the Company's consolidated total assets and 2% of consolidated sales, and Columbus accounted for approximately 2% of the Company's consolidated total assets and less than 1% of consolidated net sales.

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

PCA’s management, under the supervision of and with the participation of the Chief Executive Officer and Chief Financial Officer, assessed the Company’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment and excluding the operations acquired from TimBar and Columbus, PCA’s management concluded that its internal control over financial reporting was effective as of December 31, 2016, based on the specified criteria.

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

The following information required by this Item 10 will be included in PCA’s Proxy Statement for the 2017 Annual Meeting of Stockholders and is incorporated by reference herein:

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

Authorization of Securities under Equity Compensation Plans — Securities authorized for issuance under our equity compensation plans at December 31, 2016 are as follows:

	Column
	A	B	C
Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants, and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A)
Equity compensation plans approved by securityholders	—	$—	1,238,703
Equity compensation plans not approved by securityholders	N/A	N/A	N/A
Total	—	$—	1,238,703
____________

(a)	Does not include 1,018,311 shares of unvested restricted stock and performance units granted pursuant to our Amended and Restated 1999 Long-Term Equity Incentive Plan.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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
(2) Financial Statement Schedule.

All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions, are inapplicable or not material, or the information called for thereby is otherwise included in the financial statements or the accompanying notes to the financial statements and therefore, have been omitted.

(3) Exhibits

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
4.7
Officers’ Certificate, dated as of June 26, 2012, pursuant to Section 301 of the Indenture filed herewith as Exhibit 4.2 and 3.90% Senior Notes due 2022. (Incorporated herein by reference to Exhibit 4.2 to PCA’s Current Report on Form 8-K filed June 26, 2012, File No. 1-15399.)

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
4.10
Officers’ Certificate, dated September 5, 2014, pursuant to Section 301 of the Indenture filed herewith as Exhibit 4.2 (Incorporated herein by reference to Exhibit 4.1 to PCA’s Current Report on Form 8-K filed September 5, 2014, File No. 1-15399).

4.11	3.650% Senior Notes due 2024 (Incorporated herein by reference to Exhibit 4.2 to PCA’s Current Report on Form 8-K filed September 5, 2014, File No. 1-15399).
10.1
Amended and Restated Credit Agreement, dated as of August 29, 2016, by and among PCA and the lenders and agents named therein. (Incorporated herein by reference to Exhibit 10.1 to PCA’s Current Report on Form 8-K filed September 1, 2016, File No. 1-15399.)

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

10.6	Packaging Corporation of America Deferred Compensation Plan, effective as of January 1, 2009, conformed to incorporate all amendments. †
10.7
First Amendment of Packaging Corporation of America Supplemental Executive Retirement Plan, effective as of January 1, 2008. (Incorporated herein by reference to Exhibit 10.17 to PCA’s Annual Report on Form 10-K for the year ended December 31, 2008, file No. 1-15399.)*

10.8	Amended and Restated 1999 Long-Term Equity Incentive Plan, effective as of May 1, 2013, conformed to incorporate all amendments. †
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

10.20
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

10.23
Agreement, dated December 16, 2015, between Packaging Corporation of America and Paul T. Stecko, director and Senior Advisor (Incorporated by reference to Exhibit 10.2 to PCA’s Current Report on Form 8-K filed on December 17, 2015, File No. 1-15399).

10.24
Form of Performance Unit Agreement for executive officer awards made in 2016. (Incorporated by reference to Exhibit 10.2 to PCA’s Quarterly Report on Form 10-Q for the period ended June 30, 2016, File No. 1-15399).*

10.25
Form of Restricted Stock Agreement for executive officer awards made in 2016. (Incorporated by reference to Exhibit 10.1 to PCA’s Quarterly Report on Form 10-Q for the period ended June 30, 2016, File No. 1-15399).*

12.1	Statement Regarding Computation of Ratio of Earnings to Fixed Charges†
21.1	Subsidiaries of the Registrant.†
23.1	Consent of KPMG LLP.†
24.1	Powers of Attorney.†
31.1	Certification of Chief Executive Officer, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†
31.2	Certification of Chief Financial Officer, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. §1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†
101
The following financial information from Packaging Corporation of America’s Annual Report on Form 10-K for the year ended December 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Income for the years ended December 31, 2016, 2015, and 2014, (ii) Consolidated Balance Sheets at December 31, 2016 and 2015, (iii) Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015, and 2014, (iv) Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2016, 2015, and 2014, (v) the Notes to Consolidated Financial Statements, and (vi) Financial Statement Schedule-Valuation and Qualifying Accounts.

____________

*	Management contract or compensatory plan or arrangement.

†	Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized on February 28, 2017.

Packaging Corporation of America

/s/ MARK W. KOWLZAN
Mark W. Kowlzan
Chairman of the Board and Chief Executive Officer

/s/ ROBERT P. MUNDY
Robert P. Mundy
Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 28, 2017, by the following persons on behalf of the registrants and in the capacities indicated.

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