Form 10-Q
period 2017-03-31
PACKAGING CORP OF AMERICA
filed 2017-05-05
CIK 75677

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________
FORM 10-Q
_______________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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

As of April 28, 2017 the Registrant had outstanding 94,205,265 shares of common stock, par value $0.01 per share.

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

Packaging Corporation of America
Consolidated Statements of Income and Comprehensive Income
(unaudited, dollars in millions, except per-share data)

	Three Months Ended March 31
	2017	2016
Statements of Income:
Net sales	$1,536.5	$1,401.0
Cost of sales	(1,198.0)	(1,102.0)
Gross profit	338.5	299.0
Selling, general, and administrative expenses	(128.4)	(114.3)
Other expense, net	(7.0)	(3.9)
Income from operations	203.1	180.8
Interest expense, net	(24.0)	(21.6)
Income before taxes	179.1	159.2
Income tax provision	(61.7)	(55.5)
Net income	$117.4	$103.7

Net income per common share:
Basic	$1.25	$1.09
Diluted	$1.24	$1.09
Dividends declared per common share	$0.63	$0.55

Statements of Comprehensive Income:
Net income	$117.4	$103.7
Other comprehensive income, net of tax:
Foreign currency translation adjustment	(0.2)	—
Reclassification adjustments to cash flow hedges included in net income, net of tax of $0.5 million and $0.5 million	0.9	0.9
Amortization of pension and postretirement plans actuarial loss and prior service cost, net of tax of $1.2 million and $1.0 million	2.2	1.6
Other comprehensive income	2.9	2.5
Comprehensive income	$120.3	$106.2

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Packaging Corporation of America
Consolidated Balance Sheets
(unaudited, dollars and shares in millions, except per-share data)

	March 31, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$254.0	$239.3
Accounts receivable, net of allowance for doubtful accounts and customer deductions of $10.4 million and $10.1 million as of March 31, 2017, and December 31, 2016, respectively	733.3	689.2
Inventories	744.5	723.6
Prepaid expenses and other current assets	47.3	30.3
Federal and state income taxes receivable	—	13.9
Total current assets	1,779.1	1,696.3
Property, plant, and equipment, net	2,887.2	2,895.7
Goodwill	737.1	737.9
Intangible assets, net	358.8	367.1
Other long-term assets	81.2	80.0
Total assets	$5,843.4	$5,777.0
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$156.5	$25.8
Capital lease obligations	1.3	1.3
Accounts payable	367.3	323.8
Dividends payable	60.0	59.9
Federal and state income taxes payable	24.8	—
Accrued liabilities	147.1	201.2
Accrued interest	19.0	13.4
Total current liabilities	776.0	625.4
Long-term liabilities:
Long-term debt	2,458.4	2,620.0
Capital lease obligations	20.0	20.3
Deferred income taxes	349.3	334.7
Compensation and benefits	355.2	357.2
Other long-term liabilities	59.8	59.6
Total long-term liabilities	3,242.7	3,391.8
Commitments and contingent liabilities
Stockholders' equity:
Common stock, par value $0.01 per share, 300.0 million shares authorized, 94.2 million and 94.2 million shares issued as of March 31, 2017, and December 31, 2016, respectively	0.9	0.9
Additional paid in capital	456.0	451.4
Retained earnings	1,504.5	1,447.1
Accumulated other comprehensive loss	(136.7)	(139.6)
Total stockholders' equity	1,824.7	1,759.8
Total liabilities and stockholders' equity	$5,843.4	$5,777.0

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Packaging Corporation of America
Consolidated Statements of Cash Flows
(unaudited, dollars in millions)

	Three Months Ended March 31
	2017	2016
Cash Flows from Operating Activities:
Net income	$117.4	$103.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization of intangibles	92.5	88.7
Amortization of deferred financing costs	2.0	1.9
Share-based compensation expense	4.6	5.6
Deferred income tax provision	12.2	8.1
Pension and postretirement benefits expense, net of contributions	1.1	6.4
Excess tax benefits from stock based awards	0.3	—
Other, net	(1.8)	2.1
Changes in operating assets and liabilities:
(Increase) decrease in assets —
Accounts receivable	(44.1)	5.1
Inventories	(20.9)	(15.7)
Prepaid expenses and other current assets	(15.4)	(13.9)
Increase (decrease) in liabilities —
Accounts payable	25.6	0.3
Accrued liabilities	(48.5)	(43.5)
Federal and state income taxes payable / receivable	39.1	42.2
Net cash provided by operating activities	164.1	191.0
Cash Flows from Investing Activities:
Additions to property, plant, and equipment	(57.8)	(52.9)
Additions to other long term assets	(2.9)	(2.9)
Proceeds from disposals	1.7	—
Other, net	1.2	0.3
Net cash used for investing activities	(57.8)	(55.5)
Cash Flows from Financing Activities:
Repayments of debt and capital lease obligations	(31.7)	(1.9)
Common stock dividends paid	(59.4)	(53.1)
Repurchases of common stock	—	(100.3)
Shares withheld to cover employee restricted stock taxes	(0.5)	(2.1)
Net cash used for financing activities	(91.6)	(157.4)
Net increase (decrease) in cash and cash equivalents	14.7	(21.9)
Cash and cash equivalents, beginning of period	239.3	184.2
Cash and cash equivalents, end of period	$254.0	$162.3

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

We report our business in three reportable segments: Packaging, Paper, and Corporate and Other. Our Packaging segment produces a wide variety of corrugated packaging products. The Paper segment manufactures and sells a range of white papers, including communication-based papers and pressure sensitive papers. Corporate and Other includes support staff services and related assets and liabilities, transportation assets, and activity related to other ancillary support operations. For more information about our segments, see Note 16 Segment Information.

In these consolidated financial statements, certain amounts in prior periods' consolidated financial statements have been reclassified to conform with the current period presentation.

The consolidated financial statements of PCA as of March 31, 2017 and for the three months ended March 31, 2017 and 2016 are unaudited but include all adjustments (consisting only of normal recurring adjustments) that management considers necessary for a fair presentation of such financial statements. The preparation of the consolidated financial statements involves the use of estimates and accruals. Actual results may vary from those estimates. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with Article 10 of Regulation S-X of the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete audited financial statements. Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. These consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2016.

The consolidated financial statements include the accounts of PCA and its majority-owned subsidiaries after elimination of intercompany balances and transactions.

2.     Acquisitions

TimBar Acquisition

On August 29, 2016, PCA acquired substantially all of the assets of TimBar Corporation (“TimBar”), a large independent corrugated products producer with six corrugated products production facilities, for a purchase price of $385.6 million, net of cash acquired. We financed the acquisition with a new $385.0 million five-year term loan facility. TimBar provides solutions to customers in the higher margin retail, industrial packaging and display and fulfillment markets with a focus on a multi-color graphics and technical innovation. TimBar financial results are included in the Packaging segment from the date of acquisition.
The Company accounted for TimBar using the acquisition method of accounting in accordance with ASC 805, Business Combinations. The total purchase price has been preliminarily allocated to tangible and intangible assets acquired and liabilities assumed based on respective fair values, as follows (dollars in millions):

	12/31/16 Allocation	Adjustments	Revised Allocation
Goodwill	$157.3	$(1.1)	$156.2
Other intangible assets	94.4		94.4
Property, plant and equipment	95.3		95.3
Other net assets	38.6		38.6
Net assets acquired	$385.6	$(1.1)	$384.5
During the first quarter of 2017, we received $1.1 million from the seller related to a working capital adjustment. We recorded the adjustment as a decrease to goodwill which lowered the purchase price to $384.5 million. The purchase price allocation presented above is preliminary and is subject to the finalization of working capital adjustments. Our current estimates and assumptions may change as more information becomes available. We expect to finalize the valuations within the 12-month period following the acquisition date.
Goodwill is calculated as the excess of the purchase price over the fair value of the net assets acquired. Among the factors that contributed to the recognition of goodwill were TimBar's commitment to continuous improvement and innovation in their operations, as well as the expected increases in PCA's containerboard integration levels. Goodwill is deductible for tax purposes.
Other intangible assets, primarily customer relationships, were assigned an estimated weighted average useful life of 14.2 years.
Property, plant and equipment were assigned estimated useful lives ranging from two to 24 years.

Columbus Container Acquisition

On November 30, 2016, PCA acquired substantially all of the assets of Columbus Container, Inc., an independent corrugated products producer with one production facility and five warehousing facilities, for a purchase price of $99.7 million, net of cash acquired. We paid the purchase price with available cash on hand. Columbus Container, Inc. is a full-service provider of corrugated packaging products utilizing state-of-the-art technologies and design centers to provide customers a solution for nearly any packaging need. Columbus Container financial results are included in the Packaging segment from the date of acquisition.

PCA allocated the total purchase price to the Columbus Container assets as follows: $36.9 million to goodwill, $26.3 million to intangible assets, $27.2 million to property, plant, & equipment, and $9.3 million to other net assets. The allocation presented is preliminary and is subject to the finalization of various valuations and assessments, primarily related to property, plant, and equipment and intangible assets. Our current estimates and assumptions may change as more information becomes available. We expect to finalize the valuations within the 12-month period following the acquisition date.
Goodwill is calculated as the excess of the purchase price over the fair value of the net assets acquired. Among the factors that contributed to the recognition of goodwill were Columbus Container's commitment to continuous improvement and innovation in their operations, as well as the expected increases in PCA's containerboard integration levels. Goodwill is deductible for tax purposes.
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

3.     Earnings Per Share

The following table sets forth the computation of basic and diluted income per common share for the periods presented (dollars and shares in millions, except per share data):

	Three Months Ended March 31
	2017	2016
Numerator:
Net income	$117.4	$103.7
Less: distributed and undistributed earnings allocated to participating securities	(1.0)	(1.1)
Net income attributable to common shareholders	$116.4	$102.6
Denominator:
Weighted average basic common shares outstanding	93.4	94.1
Effect of dilutive securities	0.2	0.1
Weighted average diluted common shares outstanding	93.6	94.2
Basic income per common share	$1.25	$1.09
Diluted income per common share	$1.24	$1.09

4.     Other Income (Expense), Net

The components of other income (expense), net, were as follows (dollars in millions):

	Three Months Ended March 31
	2017	2016
Hexacomb working capital adjustment (a)	$2.3	$—
DeRidder mill incident (b)	(5.0)	—
Asset disposals and write-offs	(2.3)	(1.8)
Integration-related, facilities closure and other costs (c)	(0.8)	(2.0)
Other	(1.2)	(0.1)
Total	$(7.0)	$(3.9)
___________

(a)
The three months ended March 31, 2017 include $2.3 million of income related to a working capital adjustment from the April 2015 sale of our Hexacomb corrugated manufacturing operations in Europe and Mexico.

(b)
The three months ended March 31, 2017 include $5.0 million of costs for the property damage and business interruption insurance deductible corresponding to the Februrary 2017 explosion at our DeRidder, LA mill.

(c)
The three months ended March 31, 2017 include $0.8 million of charges consisting of closure costs related to corrugated products facilities, integration costs related to the TimBar Corporation and Columbus Container, Inc. acquisitions, and costs related to a lump sum settlement payment of a multiemployer pension plan withdrawal liability for one of our corrugated products facilities.

The three months ended March 31, 2016 include $2.0 million of facilities closure costs.

5.     Income Taxes

For the three months ended March 31, 2017 and 2016 we recorded $61.7 million and $55.5 million of income tax expense and had an effective tax rate of 34.5% and 34.8%, respectively. The decrease in our effective tax rate for the three months ended March 31, 2017 compared with the same period in 2016, was primarily due to the adoption of ASU 2016-09 (Topic 718): Improvements to Employee Share-Based Payment Accounting, which requires all excess tax benefits and deficiencies from share-based payment awards to be recognized in the income statement as opposed to additional paid in capital.

Our effective tax rate may differ from the federal statutory income tax rate of 35.0%, due primarily to the effect of the domestic manufacturing deduction and state and local income taxes.

During the three months ended March 31, 2017 there were no significant changes to our uncertain tax positions. For more information, see Note 6, Income Taxes, of the Notes to Consolidated Financial Statements in "Part II, Item 8. Financial Statements and Supplementary Data" of our 2016 Annual Report on Form 10-K.

During the three months ended March 31, 2017 and 2016 cash paid for taxes, net of refunds received, was $9.7 million and $5.2 million, respectively.

6.     Inventories

We value our raw materials, work in process, and finished goods inventories using lower of cost, as determined by the average cost method, or market. Supplies and materials are valued at the first-in, first-out (FIFO) or average cost methods.

The components of inventories were as follows (dollars in millions):

	March 31, 2017	December 31, 2016
Raw materials	$282.2	$271.9
Work in process	13.7	12.9
Finished goods	212.8	206.5
Supplies and materials	235.8	232.3
Inventories	$744.5	$723.6

7.    Property, Plant, and Equipment

The components of property, plant, and equipment were as follows (dollars in millions):

	March 31, 2017	December 31, 2016
Land and land improvements	$154.1	$149.7
Buildings	723.7	717.1
Machinery and equipment	4,987.7	4,951.4
Construction in progress	133.3	125.4
Other	66.2	66.7
Property, plant, and equipment, at cost	6,065.0	6,010.3
Less accumulated depreciation	(3,177.8)	(3,114.6)
Property, plant, and equipment, net	$2,887.2	$2,895.7

Depreciation expense for the three months ended March 31, 2017 and 2016 was $82.4 million and $80.7 million, respectively. During the three months ended March 31, 2016, we recognized $0.1 million of incremental depreciation expense from shortening the useful lives of assets related to facilities closures.

At March 31, 2017 and December 31, 2016 purchases of property, plant, and equipment included in accounts payable were $30.4 million and $12.8 million, respectively.

8.     Goodwill and Intangible Assets

Goodwill

Goodwill represents the excess of the cost of an acquired business over the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed in a business combination. At March 31, 2017 and December 31, 2016 we had $681.9 million and $682.7 million of goodwill recorded in our Packaging segment, respectively. At both March 31, 2017 and December 31, 2016 we had $55.2 million of goodwill recorded in our Paper segment.

Changes in the carrying amount of our goodwill are as follows (dollars in millions):

Goodwill
Balance at January 1, 2017	$737.9
Acquisition adjustments (a)(b)	(0.8)
Balance at March 31, 2017	$737.1
___________

(a)
During the quarter ended March 31, 2017, the Company received $1.1 million from the seller related to a working capital adjustment. This adjustment was recorded as a decrease to the goodwill balance for the Company's August 2016 acquisition of TimBar Corporation.

(b)
During the quarter ended March 31, 2017, the Company recorded a $0.3 million opening balance sheet adjustment to increase the goodwill balance for the Company's November 2016 acquisition of Columbus Container, Inc.

Intangible Assets

Intangible assets are primarily comprised of customer relationships and trademarks and trade names.

The weighted average remaining useful life, gross carrying amount, and accumulated amortization of our intangible assets were as follows (dollars in millions):

	March 31, 2017			December 31, 2016
	Weighted Average Remaining Useful Life (in Years)	Gross Carrying Amount	Accumulated Amortization	Weighted Average Remaining Useful Life (in Years)	Gross Carrying Amount	Accumulated Amortization
Customer relationships	12.9	$424.5	$86.8	13.1	$424.5	$79.8
Trademarks and trade names	10.7	27.7	9.3	10.5	27.7	8.1
Other	4.3	4.2	1.5	4.3	4.2	1.4
Total intangible assets (excluding goodwill)	12.7	$456.4	$97.6	12.9	$456.4	$89.3

During the three months ended March 31, 2017 and 2016, amortization expense was $8.3 million and $5.7 million, respectively.

9.    Accrued Liabilities

The components of accrued liabilities were as follows (dollars in millions):

	March 31, 2017	December 31, 2016
Compensation and benefits	$73.6	$120.4
Medical insurance and workers’ compensation	28.8	28.8
Franchise, property, and sales and use taxes	15.5	16.7
Customer volume discounts and rebates	14.7	18.9
Environmental liabilities and asset retirement obligations	5.9	6.4
Severance, retention, and relocation	3.3	3.0
Other	5.3	7.0
Total	$147.1	$201.2

10.    Debt

During the three months ended March 31, 2017, we made principal payments of $29.8 million and $1.6 million on our five-year term loan due August 2021 and our seven-year term loan due October 2020, respectively. For the three months ended March 31, 2017 and 2016, cash payments for interest were $18.0 million and $15.8 million, respectively.

Included in interest expense, net, are amortization of treasury lock settlements and amortization of financing costs. For both the three months ended March 31, 2017 and 2016, amortization of treasury lock settlements was $1.4 million. For the three months ended March 31, 2017 and 2016, amortization of financing costs was $0.5 million and $0.4 million, respectively.

At March 31, 2017 we had $1,647.6 million of fixed-rate senior notes and $979.3 million of variable-rate term loans outstanding. At March 31, 2017 the fair value of our fixed-rate debt was estimated to be $1,721.9 million. The difference between the book value and fair value is due to the difference between the period-end market interest rate and the stated rate of our fixed-rate debt. We estimated the fair value of our fixed-rate debt using quoted market prices (Level 2 inputs) within the fair value hierarchy, which is further defined in Note 2, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements in "Part II, Item 8. Financial Statements and Supplementary Data" of our 2016 Annual Report on Form 10-K. The fair value of our variable-rate term debt approximates the carrying amount as our cost of borrowing is variable and approximates current market rates.

For more information on our long-term debt and interest rates on that debt, see Note 9, Debt, of the Notes to Consolidated Financial Statements in "Part II, Item 8. Financial Statements and Supplementary Data" of our 2016 Annual Report on Form 10-K.

11.     Employee Benefit Plans and Other Postretirement Benefits

The components of net periodic benefit cost for our pension plans were as follows (dollars in millions):

	Pension Plans
	Three Months Ended March 31
	2017	2016
Service cost	$6.1	$6.1
Interest cost	10.4	10.2
Expected return on plan assets	(13.5)	(12.4)
Net amortization of unrecognized amounts
Prior service cost	1.5	1.4
Actuarial loss	1.9	1.4
Net periodic benefit cost	$6.4	$6.7

PCA makes pension plan contributions that are sufficient to fund its actuarially determined costs, generally equal to the minimum amounts required by the Employee Retirement Income Security Act (ERISA). From time to time, PCA may make additional discretionary contributions based on the funded status of the plans, tax deductibility, income from operations, and other factors. For the three months ended March 31, 2017, we made contributions of $3.7 million to our qualified pension plans. We did not make contributions to our qualified plans during the three months ended March 31, 2016. We expect to contribute at least the estimated required minimum contributions to our qualified plans of approximately $8.0 million in 2017.

The components of net periodic benefit cost for our postretirement plans were as follows (dollars in millions):

	Postretirement Plans
	Three Months Ended March 31
	2017	2016
Service cost	$0.1	$0.2
Interest cost	0.1	0.2
Amortization of actuarial (income) loss	—	(0.2)
Net periodic benefit cost	$0.2	$0.2

12.     Share-Based Compensation

The Company has a long-term equity incentive plan, which allows for grants of restricted stock, performance awards, stock appreciation rights, and stock options to directors, officers, and employees, as well as others who engage in services for PCA. The plan, as amended, terminates May 1, 2023 and authorizes 10.6 million shares of common stock for grant over the life of the plan. As of March 31, 2017, 1.2 million shares were available for future issuance under the plan. Forfeitures are added back to the pool of shares of common stock available to be granted at a future date.

The following table presents restricted stock and performance unit award activity for the three months ended March 31, 2017:

	Restricted Stock		Performance Units
	Shares	Weighted Average Grant- Date Fair Value	Shares	Weighted Average Grant- Date Fair Value
Outstanding at January 1, 2017	786,079	$63.44	232,088	$62.68
Granted	—	—	—	—
Vested	(18,950)	67.64	—	—
Forfeitures	(2,153)	64.59	—	—
Outstanding at March 31, 2017	764,976	$63.33	232,088	$62.68

Compensation Expense

Our share-based compensation expense is recorded in "Selling, general, and administrative expenses". Compensation expense for share-based awards recognized in the Consolidated Statements of Income, net of forfeitures, was as follows (dollars in millions):

	Three Months Ended March 31
	2017	2016
Restricted stock	$3.4	$4.9
Performance units	1.2	0.7
Total share-based compensation expense	4.6	5.6
Income tax benefit	(1.8)	(2.2)
Share-based compensation expense, net of tax benefit	$2.8	$3.4

The fair value of restricted stock and performance units is determined based on the closing price of the Company’s common stock on the grant date. As PCA’s Board of Directors has the ability to accelerate vesting of share-based awards upon an employee’s retirement, the Company accelerates the recognition of compensation expense for certain employees approaching normal retirement age.

The unrecognized compensation expense for all share-based awards at March 31, 2017 was as follows (dollars in millions):

	March 31, 2017
	Unrecognized Compensation Expense	Remaining Weighted Average Recognition Period (in years)
Restricted stock	$23.7	2.6
Performance units	7.2	2.7
Total unrecognized share-based compensation expense	$30.9	2.6

13.     Stockholders' Equity

Dividends

During the three months ended March 31, 2017, we paid $59.4 million of dividends to shareholders. On February 28, 2017 PCA's Board of Directors declared a regular quarterly cash dividend of $0.63 per share of common stock, which was paid on April 14, 2017 to shareholders of record as of March 15, 2017. The April 2017 dividend payment was $59.4 million.

Repurchases of Common Stock

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

The Company did not repurchase any shares of its common stock during the three months ended March 31, 2017.

Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) (AOCI) by component were as follows (dollars in millions). Amounts in parentheses indicate losses:

	Unrealized Loss On Treasury Locks, Net		Unrealized Loss on Foreign Exchange Contracts	Unfunded Employee Benefit Obligations		Total
Balance at January 1, 2017	$(17.8)		$(0.4)	$(121.4)		$(139.6)
Amounts reclassified from AOCI, net of tax	0.9	(a)	(0.2)	2.2	(b)	2.9
Balance at March 31, 2017	$(16.9)		$(0.6)	$(119.2)		$(136.7)

Reclassifications out of AOCI were as follows (dollars in millions). Amounts in parentheses indicate expenses in the Consolidated Statements of Income:

	Amounts Reclassified from AOCI
	Three Months Ended March 31		Affected Line Item in the Statement Where Net Income is Presented
Details about AOCI Components	2017	2016

Unrealized loss on treasury locks, net	$(1.4)	$(1.4)	See (a) below
	0.5	0.5	Tax benefit
	$(0.9)	$(0.9)	Net of tax

Unfunded employee benefit obligations
Amortization of prior service costs	$(1.5)	$(1.4)	See (b) below
Amortization of actuarial losses	(1.9)	(1.2)	See (b) below
	(3.4)	(2.6)	Total before tax
	1.2	1.0	Tax benefit
	$(2.2)	$(1.6)	Net of tax
____________

(a)
This AOCI component is included in interest expense, net. Amount relates to the amortization of the effective portion of treasury lock derivative instruments recorded in AOCI. The net amount of settlement gains or losses on derivative instruments included in AOCI to be amortized over the next 12 months is a net loss of $5.7 million ($3.5 million after tax). For a discussion of treasury lock derivative instrument activity, see Note 13, Derivative Instruments and Hedging Activities, of the Notes to Consolidated Financial Statements in "Part II, Item 8. Financial Statements and Supplementary Data" of our 2016 Annual Report on Form 10-K.

(b)
These AOCI components are included in the computation of net pension and postretirement benefit costs. See Note 11, Employee Benefit Plans and Other Postretirement Benefits, for additional information.

14.     Concentrations of Risk

Our Paper segment has had a long-standing commercial and contractual relationship with Office Depot, our largest customer in the paper business. This relationship exposes us to a significant concentration of business and financial risk. Our sales to Office Depot represent approximately 7% and 9% of our total Company sales revenue, for the three months ended March 31, 2017 and 2016, respectively, and approximately 44% of our Paper segment sales revenue for both of those periods. At March 31, 2017 and December 31, 2016 we had $38.3 million and $31.8 million of accounts receivable due from Office Depot, which represents 5% of our total Company accounts receivable for both of those periods.

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

15.     Transactions With Related Parties

Louisiana Timber Procurement Company, L.L.C. (LTP) is a variable-interest entity that is 50% owned by PCA and 50% owned by Boise Cascade Company (Boise Cascade). LTP procures sawtimber, pulpwood, residual chips, and other residual wood fiber to meet the wood and fiber requirements of PCA and Boise Cascade in Louisiana. PCA is the primary beneficiary of LTP, and has the power to direct the activities that most significantly affect the economic performance of LTP. Therefore, we consolidate 100% of LTP in our financial statements in our Corporate and Other segment. The carrying amounts of LTP's assets and liabilities (which relate primarily to noninventory working capital items) on our Consolidated Balance Sheets were $3.8 million at March 31, 2017 and $5.0 million at December 31, 2016. During the three months ended March 31, 2017 and 2016, we recorded $23.5 million and $22.3 million, respectively, of LTP sales to Boise Cascade in "Net Sales" in the Consolidated Statements of Income and approximately the same amount of expenses in "Cost of Sales".

During the three months ended March 31, 2017 and 2016, fiber purchases from related parties were $5.0 million and $4.7 million, respectively. Most of these purchases related to chip and log purchases by LTP from Boise Cascade's wood products business. These purchases are recorded in "Cost of Sales" in the Consolidated Statements of Income.

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

Selected financial information by reportable segment was as follows (dollars in millions):

	Sales, net			Operating Income (Loss)
Three Months Ended March 31, 2017	Trade	Inter-segment	Total
Packaging	$1,251.3	$5.7	$1,257.0	$190.8	(a)
Paper	259.2	—	259.2	29.8
Corporate and Other	26.0	28.2	54.2	(17.5)	(a)
Intersegment eliminations	—	(33.9)	(33.9)	—
	$1,536.5	$—	$1,536.5	203.1
Interest expense, net				(24.0)
Income before taxes				$179.1

	Sales, net			Operating Income (Loss)
Three Months Ended March 31, 2016	Trade	Inter-segment	Total
Packaging	$1,093.8	$1.7	$1,095.5	$161.5	(b)
Paper	280.5	—	280.5	36.1	(b)
Corporate and Other	26.7	36.0	62.7	(16.8)
Intersegment eliminations	—	(37.7)	(37.7)	—
	$1,401.0	$—	$1,401.0	180.8
Interest expense, net				(21.6)
Income before taxes				$159.2
___________

(a)	The three months ended March 31, 2017 include the following:

1.
$0.8 million of charges consisting of closure costs related to corrugated products facilities, integration costs related to the TimBar Corporation and Columbus Container, Inc. acquisitions, and costs related to a lump sum settlement payment of a multiemployer pension plan withdrawal liability for one of our corrugated products facilities.

2.	$5.0 million of costs for the property damage and business interruption insurance deductible corresponding to the February 2017 explosion at our DeRidder, LA mill.

3.	$2.3 million of income related to a working capital adjustment from the April 2015 sale of our Hexacomb corrugated manufacturing operations in Europe and Mexico.

(b)	The three months ended March 31, 2016 include charges of $2.8 million for facilities closure costs recorded within "Other expense, net" and "Cost of sales" as appropriate.

17.     New and Recently Adopted Accounting Standards

In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU 2014-09 (Topic 606): Revenue from Contracts with Customers. This ASU amends the guidance for revenue recognition to replace numerous industry-specific requirements. The ASU implements a five-step process for customer contract revenue recognition that focuses on transfer of control as opposed to transfer of risk and rewards. The amendment also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows from contracts with customers.
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
We are still assessing the impact of ASU 2014-09, the related updates as mentioned above, and the most appropriate transition method but we do not believe they will have a material effect on the Company’s financial position or its results of operations. We expect to finalize both our assessment and determine our adoption method by June 30, 2017. The new standard becomes effective for us as of January 1, 2018, with the option to early adopt the standard for annual periods beginning on or after December 15, 2016. We did not early adopt the standard.

Effective January 1, 2017, the Company adopted ASU 2016-09 (Topic 718): Improvements to Employee Share-Based Payment Accounting, which is intended to improve the accounting for share-based payment transactions as part of the FASB’s simplification initiative. This ASU requires all excess tax benefits and deficiencies from share-based payment awards (including tax benefits of dividends on share-based payment awards) to be recognized in the income statement when the awards vest or are settled. Excess tax benefits and deficiencies were previously recognized in additional paid in capital in our consolidated balance sheet. Additionally, the guidance requires these excess tax benefits and deficiencies to be presented as an operating activity in the statement of cash flows rather than as a financing activity. As a result of this adoption, the Company recorded $0.3 million of excess tax benefits from share-based compensation as an income tax benefit in the income statement for the three months ended March 31, 2017. The Company also retrospectively reclassified excess tax benefits and deficiencies as an operating activity rather than as a financing activity on its consolidated statements of cash flows. The Company will continue to estimate forfeitures at the time of the grant. The Company had no unrecognized excess tax benefits from prior periods to record upon the adoption of this ASU, and all other adopted amendments did not have a material impact on the Company's financial position, results of operations and cash flow.

Effective January 1, 2017, the Company prospectively adopted ASU 2015-11 (Topic 330): Simplifying the Measurement of Inventory, as part of its simplification initiative. Under the ASU, inventory is measured at the "lower of cost and net realizable value" and other options that currently exist for market value will be eliminated. ASU 2015-11 defines net realizable value as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. No other changes were made to the current guidance on inventory measurement. The adoption of this guidance did not have a material impact on the Company's financial position, results of operations and cash flow.

In January 2017, the FASB issued ASU 2017-04 (Topic 350): Intangibles - Goodwill and Other - Simplifying the Test for Goodwill Impairment, eliminating the requirement to determine the fair value of individual assets and liabilities of a reporting unit to measure goodwill impairment. Under ASU 2017-04, goodwill impairment testing will be performed by comparing the fair value of the reporting unit with its carrying amount and recognizing an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value. This ASU is effective for annual and interim goodwill impairment tests in fiscal years beginning after December 15, 2019, and early adoption is permitted. This ASU will be applied prospectively to our future goodwill impairment tests.

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

In August 2016, the FASB issued ASU 2016-15 (Topic 230), Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments. This ASU adds or clarifies guidance on the classification of certain cash receipts and payments in the statement of cash flows. It is effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods, with early adoption permitted. The Company does not expect this ASU to have a material impact on the Company's financial condition, results of operations, or cash flows.

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

18.     Commitments, Guarantees, Indemnifications and Legal Proceedings

We have financial commitments and obligations that arise in the ordinary course of our business. These include long-term debt, capital commitments, lease obligations, and purchase commitments for goods and services, and legal proceedings, all of which are discussed in Note 9, Debt, and Note 18, Commitments, Guarantees, Indemnifications, and Legal Proceedings, of the Notes to Consolidated Financial Statements in "Part II, Item 8. Financial Statements and Supplementary Data" of our 2016 Annual Report on Form 10-K.

Guarantees and Indemnifications

We provide guarantees, indemnifications, and other assurances to third parties in the normal course of our business. These include tort indemnifications, product guarantees, environmental assurances, and representations and warranties in commercial agreements. At March 31, 2017 we are not aware of any material liabilities arising from any guarantee, indemnification, or financial assurance we have provided. If we determined such a liability was probable and subject to reasonable determination, we would accrue for it at that time.

DeRidder Mill Incident

On February 8, 2017, a tank located in the pulp mill at the Company's DeRidder, Louisiana facility exploded, resulting in three contractor fatalities and other injuries. The Company has been served one lawsuit and is on notice of additional claims. The Company maintains liability insurance subject to a $1.0 million deductible; however, the incident is under investigation and the Company is unable to estimate a range of reasonable possible losses at this time.

The Company has also incurred property damage and business interruption losses and will claim these losses, subject to a $5.0 million deductible, under its property damage and business interruption insurance policy. The Company expects to resolve the claim with the insurance carrier over the next several months.

The Company is cooperating with investigations from the U.S. Occupational Health and Safety Administration, the U.S. Chemical Safety Board and the Environmental Protection Agency relating to the incident.

Legal Proceedings

We are party to other legal actions arising in the ordinary course of our business. These legal actions include commercial liability claims, premises liability claims, commercial disputes, and employment-related claims, among others. As of the date of this filing, we believe it is not reasonably possible that any of the legal actions against us will, either individually or in the aggregate, have a material adverse effect on our financial condition, results of operations, or cash flows.

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This management's discussion and analysis includes statements regarding our expectations with respect to our future performance, expected business conditions, liquidity, and capital resources. Such statements, along with any other nonhistorical statements in the discussion, are forward-looking. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in our 2016 Annual Report on Form 10-K, as well as those factors listed in other documents we file with the Securities and Exchange Commission (SEC). We do not assume any obligation to update any forward-looking statement. Our actual results may differ materially from those contained in or implied by any of the forward-looking statements in this Form 10-Q. Please see "Forward Looking Statements" elsewhere in this Item 2.

Overview

PCA is the fourth largest producer of containerboard products and the third largest producer of uncoated freesheet paper in the United States, based on production capacity. We operate five containerboard mills, three paper mills, and 93 corrugated products manufacturing plants. Our containerboard mills produce linerboard and corrugating medium, which are papers primarily used in the production of corrugated products. Our corrugated products manufacturing plants produce a wide variety of corrugated packaging products, including conventional shipping containers used to protect and transport manufactured goods, multi-color boxes and displays with strong visual appeal that help to merchandise the packaged product in retail locations, and honeycomb protective packaging. In addition, we are a large producer of packaging for meat, fresh fruit and vegetables, processed food, beverages, and other industrial and consumer products. We also manufacture and sell white papers, including both commodity and specialty papers, which may have custom or specialized features such as colors, coatings, high brightness, and recycled content. We are headquartered in Lake Forest, Illinois and operate primarily in the United States.

This Item 2 is intended to supplement, and should be read in conjunction with, "Management’s Discussion and Analysis of Financial Condition and Results of Operations" included in our 2016 Annual Report on Form 10-K.

Executive Summary

First quarter net sales were $1.54 billion in 2017 and $1.40 billion in 2016. We reported $117 million of net income, or $1.24 per diluted share, during the first quarter of 2017, compared with $104 million of net income, or $1.09 per diluted share, during the same period in 2016. The first quarter of 2017 included $4 million of pre-tax expense for special items (discussed below) compared to $3 million of pre-tax expense in 2016. Excluding special items, we recorded $120 million of net income, or $1.27 per diluted share, during the first quarter of 2017, compared with $106 million of net income, or $1.11 per diluted share, in the first quarter of 2016. The increase was driven primarily by higher containerboard, corrugated products, and paper prices and mix, higher containerboard and corrugated products sales volumes, higher containerboard production volume, and lower wood costs, partially offset by lower paper sales and production volumes, higher costs for recycled fiber, energy, freight, and labor, and higher expenses for depreciation and interest. We estimate that property damage and business interruption losses resulting from the DeRidder mill incident described in Note 18 to the Financial Statements included in this report negatively impacted first quarter earnings by approximately $15 million, or $0.10 per share. We expect to claim losses that exceed our $5 million deductible from our insurance carrier and resolve the claim over the next several months.

Packaging segment income from operations was $191 million in the first quarter of 2017, compared to $162 million in the first quarter of 2016. Packaging segment earnings before interest, taxes, depreciation, amortization, and depletion (EBITDA) excluding special items was $272 million in the first quarter of 2017 and $237 million in the first quarter of 2016. Compared to the first quarter of 2016, containerboard and corrugated products prices and mix were favorable and shipments were higher, partially offset by increased recycled fiber, energy, and freight costs. The Packaging segment was negatively impacted by the DeRidder mill incident losses described above.

Paper segment income from operations was $30 million in the first quarter of 2017, compared to $36 million in the first quarter of 2016. Paper segment EBITDA excluding special items was $44 million in the first quarter of 2017, compared to $51 million in the first quarter of 2016. The decrease was due to lower volume, and higher energy and mill outage costs, partially offset by increases in prices and mix resulting from the previously announced shutdown of market pulp operations at our Wallula Mill in December 2016, and lower wood costs.

Special Items and Earnings per Diluted Share, Excluding Special Items

The first quarter of 2017 included $4 million of pre-tax expense for special items compared to $3 million of pre-tax expense in the same period in 2016. The special items in the first quarter of 2017 included expense of $5 million for the property damage and business interruption insurance deductible related to the previously announced incident at our DeRidder Mill, $1 million consisting of closure costs related to corrugated products facilities, integration costs related to the TimBar and Columbus acquisitions, and costs related to a lump sum settlement payment of a multiemployer pension plan withdrawal liability, and $2 million of income related to a working capital adjustment from the April 2015 sale of our Hexacomb corrugated manufacturing operations in Europe and Mexico. DeRidder mill incident property damage and business interruption losses in excess of the $5 million deductible are not recorded as special items as we expect to claim these under our insurance policy and resolve the claim later in the year. First quarter 2016 special items included costs related to closing a corrugated manufacturing facility and a paper distribution center.

A reconciliation of reported earnings per diluted share to earnings per share, excluding special items, for the three months ended March 31, 2017 and 2016 are as follows:

	Three Months Ended March 31
	2017	2016
Earnings per diluted share, as reported	$1.24	$1.09
Special items:
DeRidder mill incident	0.03	—
Integration-related, facilities closure and other costs	0.01	0.02
Hexacomb working capital adjustment	(0.01)	—
Total special items	0.03	0.02
Earnings per diluted share, excluding special items	$1.27	$1.11

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

Industry and Business Conditions

Trade publications reported industry-wide corrugated products total shipments increased 3.6% during the first quarter of 2017, compared with the same quarter in 2016. Reported industry containerboard production increased 2.1% compared with the first quarter of 2016, and reported industry containerboard inventories at the end of the first quarter of 2017 were approximately 2.4 million tons, down 11.7% compared to the same period in 2016. Reported containerboard export shipments were up 12.8% compared to the first quarter of 2016. Published containerboard prices did not change during the quarter.

Subsequent to the end of the quarter, published containerboard prices increased by $50 per ton for linerboard and corrugating medium.

The market for communication papers competes heavily with electronic data transmission and document storage alternatives. Increasing shifts to these alternatives have reduced usage of traditional print media and communication papers. Trade publications reported that uncoated freesheet paper shipments were down 5.4% in the first quarter of 2017, compared with the same quarter in 2016. Average prices reported by a trade publication for cut size office papers were lower by $11 per ton, or 1.1%, in the first quarter of 2017, compared with the first quarter of 2016.

Outlook

Looking ahead to the second quarter of 2017, we expect to continue implementing our previously announced packaging segment price increases, and we expect higher corrugated products shipments resulting from strong demand and our two recent acquisitions. Mill maintenance outage costs will be higher as we have scheduled outages at our three largest containerboard mills. We expect flat paper volumes although price and mix should move lower. We also anticipate continued price inflation in recycled fiber, certain chemicals, and freight costs, but our energy costs should improve as we move into seasonally milder weather. Considering these items, we expect second quarter earnings to be higher than first quarter earnings. This does not include any potential additional costs or anticipated recoveries related to the DeRidder mill insurance claim. The Company currently estimates the total property damage and business interruption losses to be between $20.0 and $25.0 million (which includes approximately $4.0 million of capital expenditures) related to the DeRidder mill insurance claim. The Company will claim these losses, subject to a $5.0 million deductible, under its property damage and business interruption insurance policy, and expects to resolve the claim with the insurance carrier over the next several months.

Results of Operations

Three Months Ended March 31, 2017, compared with Three Months Ended March 31, 2016

The historical results of operations of PCA for the three months ended March 31, 2017 and 2016 are set forth below (dollars in millions):

	Three Months Ended March 31
	2017	2016	Change
Packaging	$1,257.0	$1,095.5	$161.5
Paper	259.2	280.5	(21.3)
Corporate and Other	54.2	62.7	(8.5)
Intersegment eliminations	(33.9)	(37.7)	3.8
Net sales	$1,536.5	$1,401.0	$135.5

Packaging	$190.8	$161.5	$29.3
Paper	29.8	36.1	(6.3)
Corporate and Other	(17.5)	(16.8)	(0.7)
Income from operations	$203.1	$180.8	$22.3
Interest expense, net	(24.0)	(21.6)	(2.4)
Income before taxes	179.1	159.2	19.9
Income tax provision	(61.7)	(55.5)	(6.2)
Net income	$117.4	$103.7	$13.7
Non-GAAP Measures (a)
Net income excluding special items	$119.6	$105.6	$14.0
Consolidated EBITDA	295.6	269.5	26.1
Consolidated EBITDA excluding special items	299.1	272.2	26.9
Packaging EBITDA	268.0	234.8	33.2
Packaging EBITDA excluding special items	272.2	236.7	35.5
Paper EBITDA	43.8	50.3	(6.5)
Paper EBITDA excluding special items	43.8	51.1	(7.3)
____________

(a)	See "Reconciliations of Non-GAAP Financial Measures to Reported Amounts" included in this Item 2 for a reconciliation of non-GAAP measures to the most comparable GAAP measure.

Net Sales

Net sales increased $136 million, or 9.7%, to $1,537 million during the three months ended March 31, 2017, compared with $1,401 million during the same period in 2016.

Packaging. Net sales increased $162 million, or 14.8%, to $1,257 million, compared with $1,096 million in the first quarter of 2016, due to increased total containerboard and corrugated products volume ($131 million) including the addition of TimBar and Columbus Container and higher domestic and export containerboard and corrugated products price and mix ($31 million). Our domestic containerboard prices in the first quarter of 2017 increased 6.2% and export prices increased 1.3%, compared with the same period in 2016. In the first quarter of 2017, our containerboard outside shipments increased 4.5%, and total corrugated products shipments were up 10.7%, compared with the first quarter of 2016. Containerboard mill production in the first quarter of 2017 was 932,000 tons compared with 897,000 in 2016.

Paper. Net sales during the three months ended March 31, 2017 decreased $21 million to $259 million, or 7.5%, compared with $281 million in the first quarter of 2016, due to a decrease in paper volume ($11 million) and lower market pulp volume due to the 2016 shutdown of our market pulp operations at our Wallula mill ($16 million), partially offset by favorable changes in price and mix ($6 million).

Gross Profit

Gross profit increased $40 million during the three months ended March 31, 2017, compared with the same period in 2016. The increase was driven primarily by higher containerboard, corrugated products, and paper prices and mix, and higher containerboard and corrugated products sales volumes, partially offset by lower paper sales and production volumes, higher recycled fiber, energy, and freight costs.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses increased $14 million during the three months ended March 31, 2017, compared with the same period in 2016. The increase was primarily due to higher administrative costs corresponding to the TimBar and Columbus Container acquisitions.

Other Income (Expense), Net

Other income (expense), net, during the three months ended March 31, 2017 was $7 million of expense, compared with $4 million of expense during the three months ended March 31, 2016. The first quarter of 2017 included costs of $5 million for the property damage and business interruption insurance deductible related to the DeRidder mill incident, $1 million consisting of closure costs related to corrugated products facilities, integration costs related to the TimBar and Columbus Container acquisitions, and costs related to a lump sum settlement payment of a multiemployer pension plan withdrawal liability, $2 million of income related to a working capital adjustment from the April 2015 sale of our Hexacomb corrugated manufacturing operations in Europe and Mexico, and other miscellaneous items. The first quarter of 2016 included $2 million of facilities closure costs and $2 million of asset disposal and other costs. We discuss these items in more detail in Note 4, Other Income (Expense), Net of the Condensed Notes to Unaudited Quarterly Consolidated Financial Statements in "Part I, Item1. Financial Statements" of this Form 10-Q.

Income from Operations

Income from operations increased $22 million, or 12.3%, during the three months ended March 31, 2017, compared with the same period in 2016. The first quarter of 2017 included $4 million of expense from special items compared with $3 million for the first quarter of 2016. The special items in the first quarter of 2017 included expense of $5 million for the property damage and business interruption insurance deductible related to the previously announced incident at our DeRidder Mill, $1 million consisting of closure costs related to corrugated products facilities, integration costs related to the TimBar and Columbus Container acquisitions, and costs related to a lump sum settlement payment of a multiemployer pension plan withdrawal liability, and $2 million of income related to a working capital adjustment from the April 2015 sale of our Hexacomb corrugated manufacturing operations in Europe and Mexico. The three months ended March 31, 2016 included $3 million of costs related to closing a corrugated manufacturing facility and a paper distribution center.

Packaging. Packaging segment income from operations increased $29 million to $191 million, compared with $162 million during the three months ended March 31, 2016. The increase in the first quarter of 2017 related primarily to favorable changes in containerboard and corrugated products prices and mix ($23 million), higher containerboard and corrugated products sales volume ($17 million), lower costs for annual outages ($5 million) and wood ($2 million), partially offset by higher costs for recycled fiber ($11 million), energy ($5 million), freight ($3 million), and labor ($2 million). Special items during the first quarter of 2017 included expense of $5 million for the property damage and business interruption insurance deductible related to the previously announced incident at our DeRidder Mill, $1 million consisting of closure costs related to corrugated products facilities, integration costs related to the TimBar and Columbus acquisitions, and costs related to a lump sum settlement payment of a multiemployer pension plan withdrawal liability, and $2 million of income related to a working capital adjustment from the April 2015 sale of our Hexacomb corrugated manufacturing operations in Europe and Mexico. Special items during the first quarter 2016 included $2 million of facilities closure costs.

Paper. Paper segment income from operations decreased $6 million to $30 million, compared with $36 million during the three months ended March 31, 2016. The decrease primarily related to lower sales volume ($5 million), lower paper production volume ($4 million), and higher costs for energy ($4 million) and annual mill outages ($5 million), partially offset by favorable changes in price and mix ($5 million) and lower costs for wood ($6 million). There were no special items in the first quarter of 2017, compared with expense of $1 million for facility closure costs in 2016.

Interest Expense, Net, and Income Taxes

Interest expense, net, increased $2 million, during the three months ended March 31, 2017, compared with the same period in 2016. The increase in interest expense was primarily due to higher term loan borrowings for the TimBar acquisition and higher interest rates on PCA's variable rate debt ($2 million) in the first quarter of 2017, compared to the same period in 2016.

During the three months ended March 31, 2017, we recorded $62 million of income tax expense, compared with $55 million of expense during the three months ended March 31, 2016. The effective tax rate for the three months ended March 31, 2017 and 2016 was 34.5% and 34.8%, respectively.

Liquidity and Capital Resources

Sources and Uses of Cash

Our primary sources of liquidity are net cash provided by operating activities and available borrowing capacity under our revolving credit facility. At March 31, 2017 we had $254 million of cash and $327 million of unused borrowing capacity under the revolving credit facility, net of letters of credit. Currently, our primary uses of cash are for operations, capital expenditures, acquisitions, debt service (including voluntary payments of debt), repurchases of common stock, and declared common stock dividends. We believe that net cash generated from operating activities, cash on hand, available borrowings under our revolving credit facility, and available capital through access to capital markets will be adequate to meet our liquidity and capital requirements, including payments of any declared common stock dividends, for the foreseeable future. As our debt or credit facilities become due, we will need to repay, extend, or replace such facilities. Our ability to do so will be subject to future economic conditions and financial, business, and other factors, many of which are beyond our control.

Below is a summary table of our cash flows, followed by a discussion of our sources and uses of cash through operating activities, investing activities, and financing activities (dollars in millions):

	Three Months Ended March 31
	2017	2016	Change
Net cash provided by (used for):
Operating activities	$164.1	$191.0	$(26.9)
Investing activities	(57.8)	(55.5)	(2.3)
Financing activities	(91.6)	(157.4)	65.8
Net increase (decrease) in cash and cash equivalents	$14.7	$(21.9)	$36.6

Operating Activities

During the three months ended March 31, 2017, net cash provided by operating activities was $164 million, compared with $191 million in the same period in 2016, a decrease of $27 million. Cash from operations excluding changes in cash used for operating assets and liabilities increased $12 million, primarily due to higher income from operations as discussed above. The remaining $39 million decrease from changes in cash used for operating assets and liabilities was primarily due to the following: an increase in accounts receivable in the first quarter of 2017, primarily related to higher sales volumes and prices in the Packaging segment, partially offset by an increase in accounts payable, primarily related to timing of payments corresponding to a Paper mill outage in the first quarter of 2017. Cash requirements for operating activities are subject to PCA’s operating needs and the timing of collection of receivables and payments of payables and expenses.

Investing Activities

Net cash used for investing activities during the three months ended March 31, 2017 increased $2 million, to $58 million, compared with $56 million during the same period in 2016. We spent $58 million for capital investments during the three months ended March 31, 2017, compared with $53 million during the same period in 2016.

We expect capital investments to be between $310 million and $325 million in 2017, excluding any acquisitions or other strategic activities. These expenditures could increase or decrease as a result of a number of factors, including our financial results, future economic conditions, and our regulatory compliance requirements. We currently estimate capital expenditures to comply with Boiler MACT regulations in 2017 of up to $1 million, and we expect other environmental capital expenditures of about $7 million in 2017. Our estimated environmental expenditures could vary significantly depending upon the enactment of new environmental laws and regulations, including those related to greenhouse gas emissions and industrial boilers. For additional information, see "Environmental Matters" in "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of our 2016 Annual Report on Form 10-K.

Financing Activities

During the three months ended March 31, 2017, net cash used by financing activities decreased $65 million to $92 million, compared with $157 million during the same period in 2016. The decrease primarily relates to less share repurchases, partially offset by an increase in debt repayments and a higher dividend payment. During the three months ended March 31, 2017 we did not repurchase any common stock, compared with $100 million to repurchase 1,987,187 shares of common stock in the same period in 2016. In the first three months of 2017, we made $32 million of principal payments on long-term debt and capital leases, compared with $2 million during the same period in 2016. In the first three months of 2017, we paid $59 million of dividends compared with $53 million of dividends paid during the first three months of 2016. On August 31, 2016 PCA's Board of Directors increased the regular quarterly cash dividend to $0.63 per share from the previous $0.55 per share dividend, beginning with the dividend paid on October 14, 2016.

For more information about our debt, see Note 9, Debt, of the Notes to Consolidated Financial Statements in "Part II, Item 8. Financial Statements and Supplementary Data" of our 2016 Annual Report on Form 10-K.

Contractual Obligations

There have been no material changes to the contractual obligations table disclosed in Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" of our 2016 Annual Report on Form 10-K.

Reconciliations of Non-GAAP Financial Measures to Reported Amounts

Income from operations excluding special items, net income excluding special items, EBITDA, and EBITDA excluding special items are non-GAAP financial measures. Management excludes special items as it believes that these items are not necessarily reflective of the ongoing operations of our business. These measures are presented because they provide a means to evaluate the performance of our segments and our Company on an ongoing basis using the same measures that are used by our management, because these measures assist in providing a meaningful comparison between periods and because these measures are frequently used by investors and other interested parties in the evaluation of companies and the performance of their segments. Any analysis of non-GAAP financial measures should be done in conjunction with results presented in accordance with GAAP. The non-GAAP measures are not intended to be substitutes for GAAP financial measures and should not be used as such. Reconciliations of the non-GAAP measures to the most comparable measure reported in accordance with GAAP for the three months ended March 31, 2017 and 2016 follow (dollars in millions):

	Three Months Ended March 31
	2017			2016
	Income before Taxes	Income Taxes	Net Income	Income before Taxes	Income Taxes	Net Income
As reported in accordance with GAAP	$179.1	$(61.7)	$117.4	$159.2	$(55.5)	$103.7
Special items:
DeRidder mill incident (a)	5.0	(1.9)	3.1	—	—	—
Integration-related, facilities closure and other (a)(b)	0.8	(0.3)	0.5	2.8	(0.9)	1.9
Hexacomb working capital adjustment (a)	(2.3)	0.9	(1.4)	—	—	—
Total special items	3.5	(1.3)	2.2	2.8	(0.9)	1.9
Excluding special items	$182.6	$(63.0)	$119.6	$162.0	$(56.4)	$105.6

______

(a)	The three months ended March 31, 2017 include the following:

1.
$0.8 million of charges consisting of closure costs related to corrugated products facilities, integration costs related to the TimBar Corporation and Columbus Container, Inc. acquisitions, and costs related to a lump sum settlement payment of a multiemployer pension plan withdrawal liability for one of our corrugated products facilities.

2.	$5.0 million of costs for the property damage and business interruption insurance deductible corresponding to the February 2017 explosion at our DeRidder, LA mill.

3.	$2.3 million of income related to a working capital adjustment from the April 2015 sale of our Hexacomb corrugated manufacturing operations in Europe and Mexico.

(b)	The three months ended March 31, 2016 include $2.8 million of facilities closure costs.

The following table reconciles net income to EBITDA and EBITDA excluding special items for the periods indicated (dollars in millions):

	Three Months Ended March 31
	2017	2016
Net income	$117.4	$103.7
Interest expense, net	24.0	21.6
Income tax provision	61.7	55.5
Depreciation, amortization, and depletion	92.5	88.7
EBITDA	$295.6	$269.5
Special items:
DeRidder mill incident	5.0	—
Integration-related, facilities closure and other costs	0.8	2.7
Hexacomb working capital adjustment	(2.3)	—
EBITDA excluding special items	$299.1	$272.2

The following table reconciles segment income (loss) to EBITDA and EBITDA excluding special items (dollars in millions):

	Three Months Ended March 31
	2017	2016
Packaging
Segment income	$190.8	$161.5
Depreciation, amortization, and depletion	77.2	73.3
EBITDA	268.0	234.8
DeRidder mill incident	5.0	—
Integration-related, facilities closure and other	0.8	1.9
Hexacomb working capital adjustment	(1.6)	—
EBITDA excluding special items	$272.2	$236.7

Paper
Segment income	$29.8	$36.1
Depreciation, amortization, and depletion	14.0	14.2
EBITDA	43.8	50.3
Integration-related, facilities closure and other	—	0.8
EBITDA excluding special items	$43.8	$51.1

Corporate and Other
Segment loss	$(17.5)	$(16.8)
Depreciation, amortization, and depletion	1.3	1.2
EBITDA	(16.2)	(15.6)
Hexacomb working capital adjustment	(0.7)	—
EBITDA excluding special items	$(16.9)	$(15.6)

EBITDA excluding special items	$299.1	$272.2

Market Risk and Risk Management Policies

PCA is exposed to the impact of interest rate changes and changes in the market value of its financial instruments. We periodically enter into derivatives to minimize these risks, but not for trading purposes. We were not a party to any derivatives -based arrangements at March 31, 2017. For a discussion of derivatives and hedging activities, see Note 13, Derivative

Instruments and Hedging Activities, of the Notes to Consolidated Financial Statements in "Part II, Item 8. Financial Statements and Supplementary Data" of our 2016 Annual Report on Form 10-K.

The interest rates on approximately 63% of PCA’s debt are fixed. A one percent increase in interest rates related to variable-rate debt would have resulted in an increase in interest expense and a corresponding decrease in income before taxes of approximately $10 million annually.

Off-Balance-Sheet Activities

The Company does not have any off-balance sheet arrangements as of March 31, 2017.

Environmental Matters

There have been no material changes to the disclosure set forth in Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations - Environmental Matters" filed with our 2016 Annual Report on Form 10-K.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, PCA evaluates its estimates, including those related to business combinations, pensions and other postretirement benefits, goodwill and intangible assets, long-lived asset impairment, environmental liabilities and income taxes, among others. PCA bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

PCA has included in its 2016 Annual Report on Form 10-K a discussion of its critical accounting policies and estimates which require management's most difficult, subjective, or complex judgments used in the preparation of its consolidated financial statements. PCA has not had any changes to these critical accounting estimates during the first three months of 2017.

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

Forward-Looking Statements

Some of the statements in this Quarterly Report on Form 10-Q, and in particular, statements found in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, that are not historical in nature are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements about our expectations regarding our future liquidity, earnings, expenditures, and financial condition. These statements are often identified by the words "will," "should," "anticipate," "believe," "expect," "intend," "estimate," "hope," or similar expressions. These statements reflect management’s current views with respect to future events and are subject to risks and uncertainties. There are important factors that could cause actual results to differ materially from those in forward-looking statements, many of which are beyond our control. These factors, risks and uncertainties include the following:

•	the impact of general economic conditions;

•	the impact of acquired businesses and risks and uncertainties regarding operation, expected benefits and integration of such businesses;

•	containerboard, corrugated products, and white paper general industry conditions, including competition, product demand, product pricing, and input costs;

•	fluctuations in wood fiber and recycled fiber costs;

•	fluctuations in purchased energy costs;

•	the possibility of unplanned outages or interruptions at our principal facilities;

•	the timing and amount of insurance recoveries relating to the DeRidder incident; and

•	legislative or regulatory actions or requirements, particularly concerning environmental or tax matters.
Our actual results, performance or achievement could differ materially from those expressed in, or implied by, these forward-looking statements, and accordingly, we can give no assurances that any of the events anticipated by the forward-looking statements will transpire or occur, or if any of them do occur, what impact they will have on our results of operations or financial condition. Given these uncertainties, investors are cautioned not to place undue reliance on these forward-looking statements. We expressly disclaim any obligation to publicly revise any forward-looking statements that have been made to reflect the occurrence of events after the date hereof. For a discussion of other factors, risks and uncertainties that may affect our business, see Item 1A. Risk Factors included in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

Prior to filing this report, PCA completed an evaluation under the supervision and with the participation of PCA’s management, including PCA’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of PCA’s disclosure controls and procedures as of March 31, 2017. The evaluation of PCA’s disclosure controls and procedures included a review of the controls’ objectives and design, PCA’s implementation of the controls, and the effect of the controls on the information generated for use in this report. Based on this evaluation, PCA’s Chief Executive Officer and Chief Financial Officer concluded that PCA’s disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2017.

Changes in Internal Control over Financial Reporting

On August 29, 2016, PCA acquired TimBar Corporation ("TimBar"). Additionally, on November 30, 2016, PCA acquired Columbus Container, Inc. ("Columbus Container"). We are currently in the process of evaluating and integrating TimBar’s and Columbus Containers controls over financial reporting which may result in changes or additions to PCA’s internal control over financial reporting. Under guidelines established by the SEC, companies are permitted to exclude acquisitions from their assessment of internal control over financial reporting during the first year of an acquisition while integrating the acquired company. We excluded TimBar and Columbus Container from the assessment of internal control over financial reporting at March 31, 2017. Except as may relate to the TimBar and Columbus Container acquisitions, there were no other changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the most recent fiscal quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As of and for the quarter ended March 31, 2017, TimBar accounted for approximately 7% of the Company's consolidated total assets and 5% of consolidated sales, and Columbus accounted for approximately 2% of the Company's consolidated total assets and 1% of consolidated net sales.

PART II
OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

The disclosure set forth under the caption "Legal Proceedings" in Note 18, Commitments, Guarantees, Indemnifications and Legal Proceedings, of the Condensed Notes to Unaudited Quarterly Consolidated Financial Statements in "Part I, Item 1. Financial Statements" of this Form 10-Q is incorporated herein by reference.

Item 1A.	RISK FACTORS

There have been no material changes to the risk factors disclosed in "Part I, Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table presents information related to our repurchases of common stock made under repurchase plans authorized by PCA's Board of Directors, and shares withheld to cover taxes on vesting of equity awards, during the three months ended March 31, 2017:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in millions)
January 1-31, 2017	5,203	$89.45	—	$193.0
February 1-28, 2017	—	—	—	193.0
March 1-31, 2017	—	—	—	193.0
Total	5,203	$89.45	—	$193.0
 ____________

(a)	All shares were withheld from employees to cover income and payroll taxes on equity awards that vested during the period.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS

Exhibit Number	Description
31.1	Certification of Chief Executive Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. †
31.2	Certification of Chief Financial Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. †
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †
101
The following financial information from Packaging Corporation of America’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Income and Comprehensive Income for the three ended March 31, 2017 and 2016, (ii) Consolidated Balance Sheets at March 31, 2017 and December 31, 2016, (iii) Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and 2016, and (iv) the Condensed Notes to Unaudited Quarterly Consolidated Financial Statements. †

____________

†	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Packaging Corporation of America

/s/ MARK W. KOWLZAN
Mark W. Kowlzan
Chairman and Chief Executive Officer

/s/ ROBERT P. MUNDY
Robert P. Mundy
Senior Vice President and Chief Financial Officer
Date: May 5, 2017