Form 10-Q
period 2017-06-30
PACKAGING CORP OF AMERICA
filed 2017-08-04
CIK 75677

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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

(847) 482-3000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of July 28, 2017 the Registrant had outstanding 94,351,468 shares of common stock, par value $0.01 per share.

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

i

PART I

FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

Packaging Corporation of America

Consolidated Statements of Income and Comprehensive Income

(unaudited, dollars in millions, except per-share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Statements of Income:
Net sales	$1,584.0	$1,417.4	$3,120.5	$2,818.4
Cost of sales	(1,219.4)	(1,097.3)	(2,417.3)	(2,199.3)
Gross profit	364.6	320.1	703.2	619.1
Selling, general, and administrative expenses	(130.2)	(114.8)	(258.7)	(229.1)
Other expense, net	(0.6)	(5.1)	(7.6)	(9.0)
Income from operations	233.8	200.2	436.9	381.0
Interest expense, net	(25.2)	(22.5)	(49.2)	(44.1)
Income before taxes	208.6	177.7	387.7	336.9
Provision for income taxes	(65.4)	(61.8)	(127.1)	(117.3)
Net income	$143.2	$115.9	$260.6	$219.6

Net income per common share:
Basic	$1.52	$1.23	$2.76	$2.32
Diluted	$1.52	$1.23	$2.76	$2.32
Dividends declared per common share	$0.63	$0.55	$1.26	$1.10

Statements of Comprehensive Income:
Net Income	$143.2	$115.9	$260.6	$219.6
Other comprehensive income, net of tax:
Foreign currency translation adjustment	(0.1)	—	(0.3)	—
Reclassification adjustments to cash flow hedges included in net income, net of tax of $0.6 million, $0.6 million, $1.2 million, and $1.1 million	0.8	0.8	1.6	1.7
Amortization of pension and postretirement plans actuarial loss and prior service cost, net of tax of $1.2 million, $1.0 million, $2.3 million, and $2.0 million	2.1	1.6	4.3	3.2
Changes in unfunded employee benefit obligation net of tax of $0.0 million, $2.0 million, $0.0 million and $2.0 million	—	3.1	—	3.1
Other comprehensive income	2.8	5.5	5.6	8.0
Comprehensive income	$146.0	$121.4	$266.2	$227.6

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Packaging Corporation of America

Consolidated Balance Sheets

(unaudited, dollars and shares in millions, except per-share data)

	June 30,	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$321.0	$239.3
Accounts receivable, net of allowance for doubtful accounts and customer deductions of $10.2 million and $10.1 million as of June 30, 2017, and December 31, 2016, respectively	755.2	689.2
Inventories	734.4	723.6
Prepaid expenses and other current assets	52.8	30.3
Federal and state income taxes receivable	—	13.9
Total current assets	1,863.4	1,696.3
Property, plant, and equipment, net	2,872.5	2,895.7
Goodwill	731.1	737.9
Intangible assets, net	356.2	367.1
Other long-term assets	80.0	80.0
Total assets	$5,903.2	$5,777.0
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$156.5	$25.8
Capital lease obligations	1.3	1.3
Accounts payable	349.2	323.8
Dividends payable	60.1	59.9
Federal and state income taxes payable	2.5	—
Accrued liabilities	177.5	201.2
Accrued interest	13.1	13.4
Total current liabilities	760.2	625.4
Long-term liabilities:
Long-term debt	2,457.3	2,620.0
Capital lease obligations	19.7	20.3
Deferred income taxes	342.7	334.7
Compensation and benefits	356.3	357.2
Other long-term liabilities	60.4	59.6
Total long-term liabilities	3,236.4	3,391.8
Commitments and contingent liabilities
Stockholders' equity:
Common stock, par value $0.01 per share, 300.0 million shares authorized, 94.4 million and 94.2 million shares issued as of June 30, 2017, and December 31, 2016, respectively	0.9	0.9
Additional paid in capital	460.9	451.4
Retained earnings	1,578.8	1,447.1
Accumulated other comprehensive loss	(134.0)	(139.6)
Total stockholders' equity	1,906.6	1,759.8
Total liabilities and stockholders' equity	$5,903.2	$5,777.0

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Packaging Corporation of America

Consolidated Statements of Cash Flows

(unaudited, dollars in millions)

	Six Months Ended
	June 30,
	2017	2016
Cash Flows from Operating Activities:
Net income	$260.6	$219.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization of intangibles	186.2	176.3
Amortization of deferred financing costs	4.0	3.8
Share-based compensation expense	10.2	10.3
Deferred income tax provision	3.9	1.3
Pension and post retirement benefits expense, net of contributions	4.9	8.7
Other, net	0.7	4.2
Changes in operating assets and liabilities:
(Increase) decrease in assets —
Accounts receivable	(66.1)	(26.9)
Inventories	(10.8)	5.5
Prepaid expenses and other current assets	(20.0)	(27.5)
Increase (decrease) in liabilities —
Accounts payable	18.8	(4.0)
Accrued liabilities	(24.1)	(23.3)
Federal and state income taxes payable / receivable	17.3	28.2
Net cash provided by operating activities	385.6	376.2
Cash Flows from Investing Activities:
Additions to property, plant, and equipment	(139.4)	(121.8)
Additions to other long term assets	(5.5)	(6.2)
Proceeds from disposals	2.9	0.3
Other, net	1.1	—
Net cash used for investing activities	(140.9)	(127.7)
Cash Flows from Financing Activities:
Repayments of debt and capital lease obligations	(33.7)	(3.8)
Common stock dividends paid	(118.8)	(104.9)
Repurchases of common stock	—	(100.3)
Shares withheld to cover employee restricted stock taxes	(10.5)	(10.1)
Net cash used for financing activities	(163.0)	(219.1)
Net increase in cash and cash equivalents	81.7	29.4
Cash and cash equivalents, beginning of period	239.3	184.2
Cash and cash equivalents, end of period	$321.0	$213.6

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

The consolidated financial statements of PCA as of June 30, 2017 and for the three and six months ended June 30, 2017 and 2016 are unaudited but include all adjustments (consisting only of normal recurring adjustments) that management considers necessary for a fair presentation of such financial statements. The preparation of the consolidated financial statements involves the use of estimates and accruals. Actual results may vary from those estimates. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with Article 10 of Regulation S-X of the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete audited financial statements. Operating results for the three and six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. These consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2016.

The consolidated financial statements include the accounts of PCA and its majority-owned subsidiaries after elimination of intercompany balances and transactions.

2.	Acquisitions

TimBar Acquisition

On August 29, 2016, PCA acquired substantially all of the assets of TimBar Corporation (“TimBar”), a large independent corrugated products producer with six corrugated products production facilities, for a purchase price of $385.6 million, net of cash acquired. We financed the acquisition with a new $385.0 million five-year term loan facility. TimBar provides solutions to customers in the higher margin retail, industrial packaging and display and fulfillment markets with a focus on a multi-color graphics and technical innovation. TimBar’s financial results are included in the Packaging segment from the date of acquisition.

The Company accounted for the TimBar acquisition using the acquisition method of accounting in accordance with ASC 805, Business Combinations. The total purchase price has been preliminarily allocated to tangible and intangible assets acquired and liabilities assumed based on respective fair values, as follows (dollars in millions):

	12/31/16 Allocation	Adjustments	Revised Allocation
Goodwill	$157.3	$(1.1)	$156.2
Other intangible assets	94.4	-	94.4
Property, plant and equipment	95.3	-	95.3
Other net assets	38.6	-	38.6
Net assets acquired	$385.6	$(1.1)	$384.5

During the first quarter of 2017, we received $1.1 million from the seller related to a working capital adjustment. We recorded the adjustment as a decrease to goodwill which lowered the purchase price to $384.5 million. The purchase price allocation presented above is preliminary and is subject to the finalization of working capital adjustments. Our current estimates and assumptions may change as more information becomes available. We expect to finalize the allocations within the 12-month period following the acquisition date.

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

Columbus Container Acquisition

On November 30, 2016, PCA acquired substantially all of the assets of Columbus Container, Inc., an independent corrugated products producer with one production facility and five warehousing facilities, for a purchase price of $99.7 million, net of cash acquired. We paid the purchase price with available cash on hand. Columbus Container, Inc. is a full-service provider of corrugated packaging products utilizing state-of-the-art technologies and design centers to provide customers a solution for nearly any packaging need. Columbus Container’s financial results are included in the Packaging segment from the date of acquisition.

The Company accounted for the Columbus Container acquisition using the acquisition method of accounting in accordance with ASC 805, Business Combinations. The total purchase price has been preliminarily allocated to tangible and intangible assets acquired and liabilities assumed based on respective fair values, as follows (dollars in millions):

	12/31/16 Allocation	Adjustments	Revised Allocation
Goodwill	$36.6	$(5.7)	$30.9
Other intangible assets	26.3	6.0	32.3
Property, plant and equipment	27.2	-	27.2
Other net assets	9.6	(0.3)	9.3
Net assets acquired	$99.7	$—	$99.7

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

Other intangible assets, primarily customer relationships, were assigned an estimated weighted average useful life of 14.1 years.

Property, plant and equipment were assigned estimated useful lives ranging from one to 32 years.

3.	Earnings Per Share

The following table sets forth the computation of basic and diluted income per common share for the periods presented (dollars and shares in millions, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Numerator:	2017	2016	2017	2016
Net income	$143.2	$115.9	$260.6	$219.6
Less: distributed and undistributed earnings allocated to participating securities	(1.2)	(1.2)	(2.3)	(2.3)
Net income attributable to common shareholders	$142.0	$114.7	$258.3	$217.3
Denominator:
Weighted average basic common shares outstanding	93.4	93.2	93.4	93.6
Effect of dilutive securities	0.2	0.1	0.2	0.1
Weighted average diluted common shares outstanding	93.6	93.3	93.6	93.7
Basic income per common share	$1.52	$1.23	$2.76	$2.32
Diluted income per common share	$1.52	$1.23	$2.76	$2.32

4.	Other Income (Expense), Net

The components of other income (expense), net, were as follows (dollars in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
DeRidder mill incident (a)	$2.5	$—	$(2.5)	$—
Integration-related, facilities closure and other costs (b)(c)	(0.5)	(2.6)	(1.3)	(4.5)
Hexacomb working capital adjustment (d)	—	—	2.3	—
Asset disposals and write-offs	(2.4)	(1.1)	(4.7)	(2.9)
Other	(0.2)	(1.4)	(1.4)	(1.6)
Total	$(0.6)	$(5.1)	$(7.6)	$(9.0)

(a)

The three and six months ended June 30, 2017 include $2.5 million of net recoveries and $2.5 million of costs, respectively, for the property damage and business interruption insurance recoveries and corresponding costs related to the February 2017 explosion at our DeRidder, LA mill.

(b)

The three and six months ended June 30, 2017 include $0.5 million and $1.3 million of charges consisting of closure costs related to corrugated products facilities, integration costs related to the recent acquisitions, and costs related to a lump sum settlement payment of a multiemployer pension plan withdrawal liability for one of our corrugated products facilities.

(c)

The three and six months ended June 30, 2016 include $2.6 million and $4.5 million of charges consisting of closure costs related to corrugated products facilities and a paper products facility, acquisition-related costs for the TimBar Corporation acquisition, and costs related to our withdrawal from a multiemployer pension plan for one of our corrugated products facilities.

(d)

The six months ended June 30, 2017 include $2.3 million of income related to a working capital adjustment from the April 2015 sale of our Hexacomb corrugated manufacturing operations in Europe and Mexico.

5.	Income Taxes

For the three months ended June 30, 2017 and 2016 we recorded $65.4 million and $61.8 million of income tax expense and had an effective tax rate of 31.4% and 34.8%, respectively. The decrease in our effective tax rate for the three months ended June 30, 2017 compared with the same period in 2016, was primarily due to the adoption of ASU 2016-09 (Topic 718): Improvements to Employee Share-Based Payment Accounting, which requires all excess tax benefits and deficiencies from employee share-based payment awards to be recognized in the income statement as opposed to additional paid in capital.

For the six months ended June 30, 2017 and 2016, we recorded $127.1 million and $117.3 million of income tax expense and had an effective tax rate of 32.8% and 34.8%, respectively. The decrease in our effective tax rate for the six months ended June 30, 2017 compared with the same period in 2016, was primarily due to the adoption of ASU 2016-09.

Our effective tax rate may differ from the federal statutory income tax rate of 35.0%, due primarily to the effect of employee share-based payment awards, the domestic manufacturing deduction, and state and local income taxes.

During the three and six months ended June 30, 2017 there were no significant changes to our uncertain tax positions. For more information, see Note 6, Income Taxes, of the Notes to Consolidated Financial Statements in “Part II, Item 8. Financial Statements and Supplementary Data” of our 2016 Annual Report on Form 10-K.

During the six months ended June 30, 2017 and 2016 cash paid for taxes, net of refunds received, was $105.7 million and $83.3 million, respectively.

6.	Inventories

We value our raw materials, work in process, and finished goods inventories using lower of cost, as determined by the average cost method, or market. Supplies and materials are valued at the first-in, first-out (FIFO) or average cost methods.

The components of inventories were as follows (dollars in millions):

	June 30,	December 31,
	2017	2016
Raw materials	$257.6	$271.9
Work in process	13.6	12.9
Finished goods	222.4	206.5
Supplies and materials	240.8	232.3
Inventories	$734.4	$723.6

7.	Property, Plant, and Equipment

The components of property, plant, and equipment were as follows (dollars in millions):

	June 30,	December 31,
	2017	2016
Land and land improvements	$156.3	$149.7
Buildings	725.7	717.1
Machinery and equipment	5,017.9	4,951.4
Construction in progress	152.6	125.4
Other	67.5	66.7
Property, plant and equipment, at cost	6,120.0	6,010.3
Less accumulated depreciation	(3,247.5)	(3,114.6)
Property, plant, and equipment, net	$2,872.5	$2,895.7

Depreciation expense for the three months ended June 30, 2017 and 2016 was $83.6 million and $79.9 million, respectively. During the six months ended June 30, 2017 and 2016, depreciation expense was $166.0 million and $160.6 million, respectively.

At June 30, 2017 and December 31, 2016 purchases of property, plant, and equipment included in accounts payable were $19.0 million and $12.8 million, respectively.

8.	Goodwill and Intangible Assets

Goodwill

Goodwill represents the excess of the cost of an acquired business over the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed in a business combination. At June 30, 2017 and December 31, 2016 we had $675.9 million and $682.7 million of goodwill recorded in our Packaging segment, respectively. At both June 30, 2017 and December 31, 2016 we had $55.2 million of goodwill recorded in our Paper segment.

Changes in the carrying amount of our goodwill are as follows (dollars in millions):

Goodwill
Balance at January 1, 2017	$737.9
Acquisitions (a)(b)	(6.8)
Balance at June 30, 2017	$731.1

(a)

During the six months ended June 30, 2017, the Company recorded a $5.7 million opening balance sheet adjustment to decrease the goodwill balance for the Company’s November 2016 acquisition of Columbus Container, Inc.

(b)

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

The weighted average remaining useful life, gross carrying amount, and accumulated amortization of our intangible assets were as follows (dollars in millions):

	June 30, 2017			December 31, 2016
	Weighted Average Remaining Useful Life (in Years)	Gross Carrying Amount	Accumulated Amortization	Weighted Average Remaining Useful Life (in Years)	Gross Carrying Amount	Accumulated Amortization
Customer relationships	12.7	$429.4	$93.9	13.1	$424.5	$79.8
Trademarks and trade names	10.5	28.8	10.6	10.5	27.7	8.1
Other	4.1	4.2	1.7	4.3	4.2	1.4
Total intangible assets (excluding goodwill)	12.5	$462.4	$106.2	12.9	$456.4	$89.3

During the six months ended June 30, 2017 and 2016, amortization expense was $16.9 million and $11.2 million, respectively.

9.	Accrued Liabilities

The components of accrued liabilities were as follows (dollars in millions):

	June 30,	December 31,
	2017	2016
Compensation and benefits	$99.5	$120.4
Medical insurance and workers’ compensation	29.1	28.8
Franchise, property, sales and use taxes	18.2	16.7
Customer volume discounts and rebates	18.0	18.9
Environmental liabilities and asset retirement obligations	4.5	6.4
Severance, retention, and relocation	3.2	3.0
Other	5.0	7.0
Total	$177.5	$201.2

10.	Debt

During the six months ended June 30, 2017, we made principal payments of $29.8 million and $3.3 million on our five-year term loan due August 2021 and our seven-year term loan due October 2020, respectively. For the six months ended June 30, 2017 and 2016, cash payments for interest were $48.1 million and $43.1 million, respectively.

Included in interest expense, net, are amortization of treasury lock settlements and amortization of financing costs. For both the three months ended June 30, 2017 and 2016, amortization of treasury lock settlements was $1.4 million, and for both the six months ended June 30, 2017 and 2016, amortization of treasury locks was $2.8 million. For both the three months ended June 30, 2017 and 2016, amortization of financing costs was $0.5 million, and during the six months ended June 30, 2017 and 2016, amortization of financing costs was $1.0 million and $0.9 million, respectively.

At June 30, 2017 we had $1,647.7 million of fixed-rate senior notes and $977.6 million of variable-rate term loans outstanding. At June 30, 2017 the fair value of our fixed-rate debt was estimated to be $1,740.4 million. The difference between the book value and fair value is due to the difference between the period-end market interest rate and the stated rate of our fixed-rate debt. We estimated the fair value of our fixed-rate debt using quoted market prices (Level 2 inputs) within the fair value hierarchy, which is further defined in Note 2, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements in "Part II, Item 8. Financial Statements and Supplementary Data" of our 2016 Annual Report on Form 10-K. The fair value of our variable-rate term debt approximates the carrying amount as our cost of borrowing is variable and approximates current market rates.

For more information on our long-term debt and interest rates on that debt, see Note 9, Debt, of the Notes to Consolidated Financial Statements in "Part II, Item 8. Financial Statements and Supplementary Data" of our 2016 Annual Report on Form 10-K.

11.	Employee Benefit Plans and Other Postretirement Benefits

The components of net periodic benefit cost for our pension plans were as follows (dollars in millions):

	Pension Plans
	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Service cost	$6.1	$6.1	$12.2	$12.2
Interest cost	10.4	10.2	20.8	20.4
Expected return on plan assets	(13.5)	(12.4)	(27.0)	(24.8)
Net amortization of unrecognized amounts
Prior service cost	1.5	1.4	3.0	2.8
Actuarial loss	1.9	1.4	3.7	2.8
Net periodic benefit cost	$6.4	$6.7	$12.7	$13.4

PCA makes pension plan contributions that are sufficient to fund its actuarially determined costs, generally equal to the minimum amounts required by the Employee Retirement Income Security Act (ERISA). From time to time, PCA may make additional discretionary contributions based on the funded status of the plans, tax deductibility, income from operations, and other factors. During the three and six months ended June 30, 2017 and 2016 payments to our nonqualified pension plans were insignificant. For the three and six months ended June 30, 2017, we made contributions of $2.2 million and $5.9 million, respectively, to our qualified pension plans. We made a contribution of $3.7 million to our qualified plans during the three and six months ended June 30, 2016. We expect to contribute at least the estimated required minimum contributions to our qualified plans of approximately $8.0 million in 2017.

The components of net periodic benefit cost for our postretirement plans were as follows (dollars in millions):

	Postretirement Plans
	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Service cost	$0.1	$0.2	$0.2	$0.4
Interest cost	0.2	0.2	0.3	0.4
Net amortization of unrecognized amounts
Prior service cost	(0.1)	—	(0.1)	—
Actuarial loss	—	(0.2)	—	(0.4)
Net periodic benefit cost	$0.2	$0.2	$0.4	$0.4

12.	Share-Based Compensation

The Company has a long-term equity incentive plan, which allows for grants of restricted stock, performance awards, stock appreciation rights, and stock options to directors, officers, and employees, as well as others who engage in services for PCA. The plan, as amended, terminates May 1, 2023 and authorizes 10.6 million shares of common stock for grant over the life of the plan. As of June 30, 2017, 1.0 million shares were available for future issuance under the plan. Forfeitures are added back to the pool of shares of common stock available to be granted at a future date.

The following table presents restricted stock and performance unit award activity for the six months ended June 30, 2017:

	Restricted Stock		Performance Units
	Shares	Weighted Average Grant- Date Fair Value	Shares	Weighted Average Grant- Date Fair Value
Outstanding at January 1, 2017	786,079	$63.44	232,088	$62.68
Granted	173,199	107.57	61,861	108.19
Vested	(206,707)	51.05	(67,391)	56.08
Forfeitures	(4,341)	65.51	—	—
Outstanding at June 30, 2017	748,230	$77.07	226,558	$77.07

Compensation Expense

Our share-based compensation expense is recorded in "Selling, general, and administrative expenses". Compensation expense for share-based awards recognized in the Consolidated Statements of Income, net of forfeitures, was as follows (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Restricted stock	$4.1	$3.9	$7.5	$8.8
Performance units	1.5	0.8	2.7	1.5
Total share-based compensation expense	5.6	4.7	10.2	10.3
Income tax benefit	(2.1)	(1.8)	(3.9)	(4.0)
Share-based compensation expense, net of tax benefit	$3.5	$2.9	$6.3	$6.3

The fair value of restricted stock and performance units is determined based on the closing price of the Company’s common stock on the grant date. As PCA’s Board of Directors has the ability to accelerate vesting of share-based awards upon an employee’s retirement, the Company accelerates the recognition of compensation expense for certain employees approaching normal retirement age.

The unrecognized compensation expense for all share-based awards at June 30, 2017 was as follows (dollars in millions):

	June 30, 2017
	Unrecognized Compensation Expense	Remaining Weighted Average Recognition Period (in years)
Restricted stock	$38.2	2.9
Performance units	12.0	3.2
Total unrecognized share-based compensation expense	$50.2	3.0

13.	Stockholders' Equity

Dividends

During the six months ended June 30, 2017, we paid $118.8 million of dividends to shareholders. On May 17, 2017 PCA's Board of Directors announced a regular quarterly cash dividend of $0.63 per share of common stock, which was paid on July 14, 2017 to shareholders of record as of June 15, 2017. The April 2017 dividend payment was $59.4 million.

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

The Company did not repurchase any shares of its common stock during the three and six months ended June 30, 2017.

Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) (AOCI) by component were as follows (dollars in millions). Amounts in parentheses indicate losses:

	Unrealized Loss On Treasury Locks, Net	Unrealized Loss on Foreign Exchange Contracts	Unfunded Employee Benefit Obligations	Total
Balance at January 1, 2017	$(17.8)	$(0.4)	$(121.4)	$(139.6)
Amounts reclassified from AOCI, net of tax	1.6	(0.3)	4.3	5.6
Balance at June 30, 2017	$(16.2)	$(0.7)	$(117.1)	$(134.0)

Reclassifications out of AOCI were as follows (dollars in millions). Amounts in parentheses indicate expenses in the Consolidated Statements of Income:

	Amounts Reclassified from AOCI
	Three Months Ended June 30,		Six Months Ended June 30,
Details about AOCI Components	2017	2016	2017	2016
Unrealized loss on treasury locks, net	$(1.4)	$(1.4)	$(2.8)	$(2.8)	See (a) below
	0.6	0.6	1.2	1.1	Tax benefit
	$(0.8)	$(0.8)	$(1.6)	$(1.7)	Net of tax

Unfunded employee benefit obligations
Amortization of prior service costs	$(1.4)	$(1.4)	$(2.9)	$(2.8)	See (b) below
Amortization of actuarial losses	(1.9)	(1.2)	(3.7)	(2.4)	See (b) below
	(3.3)	(2.6)	(6.6)	(5.2)	Total before tax
	1.2	1.0	2.3	2.0	Tax benefit
	$(2.1)	$(1.6)	$(4.3)	$(3.2)	Net of tax

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

Our Paper segment has had a long-standing commercial and contractual relationship with Office Depot, our largest customer in the paper business. This relationship exposes us to a significant concentration of business and financial risk. Our sales to Office Depot represent approximately 7% and 8% of our total Company sales revenue, for the six months ended June 30, 2017 and 2016, respectively, and approximately 44% and 41% of our Paper segment sales revenue for both of those periods, respectively. At June 30, 2017 and December 31, 2016 we had $33.1 million and $31.8 million of accounts receivable due from Office Depot, which represents 4% and 5% of our total Company accounts receivable for both of those periods, respectively.

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

Louisiana Timber Procurement Company, L.L.C. (LTP) is a variable-interest entity that is 50% owned by PCA and 50% owned by Boise Cascade Company (Boise Cascade). LTP procures sawtimber, pulpwood, residual chips, and other residual wood fiber to meet the wood and fiber requirements of PCA and Boise Cascade in Louisiana. PCA is the primary beneficiary of LTP, and has the power to direct the activities that most significantly affect the economic performance of LTP. Therefore, we consolidate 100% of LTP in our financial statements in our Corporate and Other segment. The carrying amounts of LTP's assets and liabilities (which relate primarily to noninventory working capital items) on our Consolidated Balance Sheets were $4.5 million at June 30, 2017 and $5.0 million at December 31, 2016. During the three months ended June 30, 2017 and 2016, we recorded $21.7 million and $17.1 million, respectively, and during the six months ended June 30, 2017 and 2016 we recorded $45.2 million and $39.3 million, respectively, of LTP sales to Boise Cascade in "Net Sales" in the Consolidated Statements of Income and approximately the same amount of expenses in "Cost of Sales".

During the three months ended June 30, 2017 and 2016, fiber purchases from related parties were $4.6 million and $4.5 million, respectively. Fiber purchases from related parties were $9.6 million and $9.2 million, respectively, during the six months ended June 30, 2017 and 2016. Most of these purchases related to chip and log purchases by LTP from Boise Cascade's wood products business. These purchases are recorded in "Cost of Sales" in the Consolidated Statements of Income.

16.	Segment Information

We report our business in three reportable segments: Packaging, Paper, and Corporate and Other. These segments represent distinct businesses that are managed separately because of differing products and services. Each of these businesses requires distinct operating and marketing strategies.

Each segment’s profits and losses are measured on operating profits before interest expense, net, and income taxes. For many of these allocated expenses, the related assets and liabilities remain in the Corporate and Other segment.

Selected financial information by reportable segment was as follows (dollars in millions):

	Sales, net
Three Months Ended June 30, 2017	Trade	Inter-segment	Total	Operating Income (Loss)
Packaging	$1,305.5	$6.0	$1,311.5	$224.5	(a)
Paper	253.7	—	253.7	29.1
Corporate and Other	24.8	31.1	55.9	(19.8)
Intersegment eliminations	—	(37.1)	(37.1)	—
	$1,584.0	—	$1,584.0	233.8
Interest expense, net				(25.2)
Income before taxes				$208.6

	Sales, net
Three Months Ended June 30, 2016	Trade	Inter-segment	Total	Operating Income (Loss)
Packaging	$1,123.6	$1.7	$1,125.3	$192.4	(c)
Paper	266.8	—	266.8	24.4
Corporate and Other	27.0	33.0	60.0	(16.6)	(c)
Intersegment eliminations	—	(34.7)	(34.7)	—
	$1,417.4	$—	$1,417.4	200.2
Interest expense, net				(22.5)
Income before taxes				$177.7

	Sales, net
Six Months Ended June 30, 2017	Trade	Inter-segment	Total	Operating Income (Loss)
Packaging	$2,556.8	$11.6	$2,568.4	$415.3	(b)
Paper	512.9	—	512.9	58.9
Corporate and Other	50.8	59.3	110.1	(37.3)	(b)
Intersegment eliminations	—	(70.9)	(70.9)	—
	$3,120.5	—	$3,120.5	436.9
Interest expense, net				(49.2)
Income before taxes				$387.7

	Sales, net
Six Months Ended June 30, 2016	Trade	Inter-segment	Total	Operating Income (Loss)
Packaging	$2,217.4	$3.4	$2,220.8	$353.9	(c)
Paper	547.3	—	547.3	60.5
Corporate and Other	53.7	69.0	122.7	(33.4)	(c)
Intersegment eliminations	—	(72.4)	(72.4)	—
	$2,818.4	$—	$2,818.4	381.0
Interest expense, net				(44.1)
Income before taxes				$336.9

(a)	The three months ended June 30, 2017 include $0.5 million of charges consisting of closure costs related to corrugated products facilities and integration costs related to the recent acquisitions.

(b)	The six months ended June 30, 2017 include:
1. $5.0 million of costs for the property damage and business interruption insurance deductible corresponding to the February 2017 explosion at our DeRidder, LA mill.

2.  $1.2 million of charges consisting of closure costs related to corrugated products facilities, integration costs related to the recent acquisitions, and costs related to a lump sum settlement payment of a multiemployer pension plan withdrawal liability for one of our corrugated products facilities.

3. $2.3 million of income related to a working capital adjustment from the April 2015 sale of our Hexacomb corrugated manufacturing operations in Europe and Mexico.

(c)

The three and six months ended June 30, 2016 include $2.9 million and $5.7 million of charges consisting of closure costs related to corrugated products facilities and a paper products facility, acquisition-related costs for the TimBar acquisition, and costs related to our withdrawal from a multiemployer pension plan for one of our corrugated products facilities.

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

There are two permitted transition methods under the standard: full retrospective method, in which case the cumulative effect of applying the standard would be recognized in the earliest period shown, or the modified retrospective method, in which case the cumulative effect of applying the standard would be recognized at the date of initial application. The new standard becomes effective for us as of January 1, 2018, at which time we expect to adopt it using the modified retrospective method.

We have established a transition team to analyze the impact of the standard on our revenue contracts by reviewing our current accounting policies and practices and identifying potential differences that would result from applying the requirements of the new standard. Specifically, we have identified significant revenue streams within each of our reportable segments and have reviewed representative contracts to identify corresponding purchase obligations, variable consideration, acquisition costs and fulfillment costs. In addition, we are in the process of identifying and assessing appropriate changes to our business processes, systems and controls to support revenue recognition and disclosures under the new standard. This team has reported, and will continue to report, its findings and progress of the project to management and the Audit Committee on a periodic basis.

While we continue to assess ASU 2014-09, we do not expect that there will be a material effect on the Company’s financial position or its results of operations as a result of adoption and we anticipate the primary impact to be the additional required disclosures around revenue recognition in the notes to the consolidated financial statements.

Effective January 1, 2017, the Company adopted ASU 2016-09 (Topic 718): Improvements to Employee Share-Based Payment Accounting, which is intended to improve the accounting for share-based payment transactions as part of the FASB’s simplification initiative. This ASU requires all excess tax benefits and deficiencies from share-based payment awards (including tax benefits of dividends on share-based payment awards) to be recognized in the income statement when the awards vest or are settled. Excess tax benefits and deficiencies were previously recognized in additional paid in capital in our consolidated balance sheet. Additionally, the guidance requires these excess tax benefits and deficiencies to be presented as an operating activity in the statement of cash flows rather than as a financing activity. As a result of this adoption, the Company recorded $6.0 million and $6.3 million of excess tax benefits from share-based compensation as an income tax benefit in the income statement for the three and six months ended June 30, 2017, respectively. The Company also retrospectively reclassified excess tax benefits and deficiencies as an operating activity rather than as a financing activity on its consolidated statements of cash flows. The Company will continue to estimate forfeitures at the time of the grant. The Company had no unrecognized excess tax benefits from prior periods to record upon the adoption of this ASU, and all other adopted amendments did not have a material impact on the Company's financial position, results of operations and cash flow.

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

In May 2017, the FASB issued ASU 2017-09 Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting, to clarify which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. This ASU is effective for annual periods beginning after December 15, 2017. This ASU will be applied prospectively when changes to the terms or conditions of a share-based payment award occur.

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

Guarantees and Indemnifications

We provide guarantees, indemnifications, and other assurances to third parties in the normal course of our business. These include tort indemnifications, product guarantees, environmental assurances, and representations and warranties in commercial agreements. At June 30, 2017 we are not aware of any material liabilities arising from any guarantee, indemnification, or financial assurance we have provided. If we determined such a liability was probable and subject to reasonable determination, we would accrue for it at that time.

DeRidder Mill Incident

On February 8, 2017, a tank located in the pulp mill at the Company's DeRidder, Louisiana facility exploded, resulting in three contractor fatalities and other injuries. The Company has been served with multiple lawsuits and is on notice of additional claims. The Company maintains liability insurance subject to a $1.0 million deductible; however, the incident is under investigation and the Company is unable to estimate a range of reasonable possible losses at this time.

The Company has also incurred property damage and business interruption losses and has claimed these losses, subject to a $5.0 million deductible, under its property damage and business interruption insurance policy. The Company expects to resolve the claim with the insurance carrier over the next several months.

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

This management’s discussion and analysis includes statements regarding our expectations with respect to our future performance, expected business conditions, liquidity, and capital resources. Such statements, along with any other statements that are not historical in nature are forward-looking. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in our 2016 Annual Report on Form 10-K, as well as those factors listed in other documents we file with the Securities and Exchange Commission (SEC). We do not assume any obligation to update any forward-looking statement. Our actual results may differ materially from those contained in or implied by any of the forward-looking statements in this Form 10-Q. Please see “Forward Looking Statements” elsewhere in this Item 2.

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

This Item 2 is intended to supplement, and should be read in conjunction with, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2016 Annual Report on Form 10-K.

Executive Summary

Second quarter net sales were $1.58 billion in 2017 and $1.42 billion in 2016. We reported $143 million of net income, or $1.52 per diluted share, during the second quarter of 2017, compared to $116 million of net income, or $1.23 per diluted share, during the same period in 2016. The second quarter of 2017 included $0.5 million of pre-tax expense for special items (discussed below) compared to $3 million of pre-tax expense for special items in 2016. Excluding special items, we recorded $144 million of net income, or $1.52 per diluted share, during the second quarter of 2017, compared to $118 million of net income, or $1.25 per diluted share, in the second quarter of 2016. The increase was driven primarily by higher containerboard and corrugated products prices and mix and sales and production volumes, lower costs for annual mill outages, lower taxes, and a partial insurance recovery related to the DeRidder Mill incident, partially offset by higher costs for energy, fiber, labor, freight, and chemicals, higher depreciation and interest expense, and lower Paper segment prices and mix.

Packaging segment income from operations was $225 million in the second quarter of 2017, compared to $192 million in the second quarter of 2016. Packaging segment earnings before interest, taxes, depreciation, amortization, and depletion (EBITDA) excluding special items was $303 million in the second quarter of 2017 and $267 million in the second quarter of 2016. The increase was driven primarily by higher containerboard and corrugated products prices and mix and sales and production volumes, and a partial insurance recovery related to the DeRidder Mill incident, partially offset by increased fiber, energy, labor and freight costs.

Paper segment income from operations was $29 million in the second quarter of 2017, compared to $24 million in the second quarter of 2016. Paper segment EBITDA excluding special items was $43 million in the second quarter of 2017, compared to $39 million in the second quarter of 2016. The increase was due to lower annual mill outage and fiber costs, partially offset by higher energy and chemical costs, and lower paper prices and mix.

During the first six months of 2017 we reported $261 million of net income, or $2.76 per diluted share, compared to $220 million of net income, or $2.32 per diluted share, during the same period in 2016. The six months ended June 30, 2017 included $4 million of pre-tax expense for special items (discussed below), compared to $6 million of pre-tax expense for special items during the same period in 2016. Excluding special items, we recorded $263 million of net income, or $2.79 per diluted share, during the first six months of 2017, compared to $223 million of net income, or $2.36 per diluted share, in the first six months of 2016. The increase was driven primarily by higher containerboard and corrugated products prices and mix and sales and production volumes, higher Paper segment prices and mix, lower costs for annual mill outages and lower taxes, partially offset by higher costs for energy, fiber, labor and freight, higher depreciation and interest expense, and lower Paper segment sales and production volumes. Earnings for the year to date were negatively impacted due to the DeRidder Mill incident described in Note 18 to the Financial Statements included in this report.

Packaging segment income from operations was $415 million in the first six months of 2017, compared to $354 million in the same period of 2016. Packaging segment EBITDA excluding special items was $576 million in the first six months of 2017, compared to $503 million in the first six months of 2016. The increase was driven primarily by higher containerboard and corrugated products prices and mix and sales and production volumes, and lower costs for annual mill outages, while costs were higher for fiber, energy, labor, and freight. The Packaging segment was negatively impacted by the DeRidder Mill incident losses described above.

Paper segment income from operations was $59 million in the first six months of 2017, compared to $61 million in the first six months of 2016. Paper segment EBITDA excluding special items was $87 million in the first six months of 2017, compared to $90 million in the same period of 2016. The decrease was due primarily to lower paper sales and production volumes, higher costs for energy and chemicals, partially offset by lower costs for fiber and annual mill outage costs, and higher paper prices and mix.

Special Items and Earnings per Diluted Share, Excluding Special Items

The second quarter of 2017 included $0.5 million of pre-tax expense for special items compared to $3 million of pre-tax expense in the same period in 2016. The special items in the second quarter of 2017 consist of facility closure costs related to corrugated products facilities and integration costs related to recent acquisitions. Second quarter 2016 special items included $2 million related to closing a corrugated manufacturing facility and a paper distribution center and $1 million related to our withdrawal from a multiemployer pension plan.

The six months ended June 30, 2017 included $4 million of pre-tax expense for special items, compared to $6 million of pre-tax expense for special items during the same period in 2016. The six months ended June 30, 2017 included expense of $5 million for the property damage and business interruption insurance deductible related to the DeRidder Mill incident; $1 million of charges consisting of closure costs related to corrugated products facilities, integration costs related to the recent acquisitions, and costs related to a lump sum settlement payment for a multiemployer pension plan withdrawal liability; and $2 million of income related to a working capital adjustment from the April 2015 sale of our Hexacomb corrugated manufacturing operations in Europe and Mexico. The six months ended June 30, 2016 included $6 million of charges consisting of closure costs related to corrugated products facilities and a paper distribution facility, acquisition-related costs for the TimBar Corporation, and costs related to our withdrawal from a multiemployer pension plan.

A reconciliation of reported earnings per diluted share to earnings per share, excluding special items, for the three and six months ended June 30, 2017 and 2016 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Earnings per diluted share, as reported	$1.52	$1.23	$2.76	$2.32
Special items:
Integration-related, facilities closure and other costs	—	0.02	0.01	0.04
Acquisition-related costs	—	—	—	—
DeRidder mill incident	—	—	0.03	—
Hexacomb working capital adjustment	—	—	(0.01)	—
Total special items	—	0.02	0.03	0.04
Earnings per diluted share, excluding special items	$1.52	$1.25	$2.79	$2.36

Management excludes special items as it believes these items are not necessarily reflective of the ongoing results of operations of our business. We present these measures because they provide a means to evaluate the performance of our segments and our company on an ongoing basis using the same measures that are used by our management, because these measures assist in providing a meaningful comparison between periods presented and because these measures are frequently used by investors and other interested parties in the evaluation of companies and the performance of their segments. A reconciliation of diluted EPS to diluted EPS excluding special items is included above and the reconciliations of other non-GAAP measures used in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, to the most comparable measure reported in accordance with GAAP, are included in Item 2 under “Reconciliations of Non-GAAP Financial Measures to Reported Amounts.” Any analysis of non-GAAP financial measures should be done in conjunction with results presented in accordance with GAAP. The non-GAAP measures are not intended to be substitutes for GAAP financial measures and should not be used as such.

Industry and Business Conditions

Trade publications reported industry-wide corrugated products total shipments increased 2.4% during the second quarter of 2017, compared to the same quarter in 2016. Reported industry containerboard production increased 3.2% compared to the second quarter of 2016, and reported industry containerboard inventories at the end of the second quarter of 2017 were approximately 2.3 million tons, down 4.2% compared to the same period in 2016. Reported containerboard export shipments were up 6.6% compared to the second quarter of 2016. Published containerboard prices increased in April 2017 by $50 per ton for linerboard and corrugating medium. In July 2017, trade publications reported a further increase of $20 per ton for corrugating medium.

The market for communication papers competes heavily with electronic data transmission and document storage alternatives. Increasing shifts to these alternatives have reduced usage of, and lower demand for, traditional print media and communication papers. Trade publications reported that uncoated freesheet paper shipments were down 5.2% in the second quarter of 2017, compared to the same quarter in 2016. Average prices reported by a trade publication for cut size office papers were lower by $25 per ton, or 2.6%, in the second quarter of 2017, compared to the second quarter of 2016.

Outlook

Looking ahead to the third quarter of 2017, we expect higher containerboard and corrugated products shipments resulting from strong demand and we expect to realize the substantial majority of our previously announced packaging segment price increases. White paper sales volumes should be seasonally higher, although price and mix are expected to move lower. We also anticipate continued price inflation in recycled fiber and certain chemicals, higher freight costs and a higher tax rate. Considering these items, we expect third quarter earnings, excluding special items, to be higher than second quarter earnings.

Results of Operations

Three Months Ended June 30, 2017, compared to Three Months Ended June 30, 2016

The historical results of operations of PCA for the three months ended June 30, 2017 and 2016 are set forth below (dollars in millions):

	Three Months Ended
	June 30,
	2017	2016	Change
Packaging	$1,311.5	$1,125.3	$186.2
Paper	253.7	266.8	(13.1)
Corporate and Other	55.9	60.0	(4.1)
Intersegment eliminations	(37.1)	(34.7)	(2.4)
Net sales	$1,584.0	$1,417.4	$166.6

Packaging	$224.5	$192.4	$32.1
Paper	29.1	24.4	4.7
Corporate and Other	(19.8)	(16.6)	(3.2)
Income from operations	$233.8	$200.2	$33.6
Interest expense, net	(25.2)	(22.5)	(2.7)
Income before taxes	208.6	177.7	30.9
Income tax provision	(65.4)	(61.8)	(3.6)
Net income	$143.2	$115.9	$27.3
Non-GAAP Measures (a)
Net income excluding special items	$143.6	$117.7	$25.9
Consolidated EBITDA	327.5	287.8	39.7
Consolidated EBITDA excluding special items	328.0	290.4	37.6
Packaging EBITDA	302.8	264.4	38.4
Packaging EBITDA excluding special items	303.3	266.7	36.6
Paper EBITDA	43.1	38.7	4.4
Paper EBITDA excluding special items	43.1	38.7	4.4

(a)	See “Reconciliations of Non-GAAP Financial Measures to Reported Amounts” included in this Item 2 for a reconciliation of non-GAAP measures to the most comparable GAAP measure.

Net Sales

Net sales increased $167 million, or 11.8%, to $1,584 million during the three months ended June 30, 2017, compared to $1,417 million during the same period in 2016.

Packaging. Net sales increased $186 million, or 16.5%, to $1,312 million, compared to $1,125 million in the second quarter of 2016, due to increased containerboard and corrugated products volume ($127 million), including the addition of TimBar and Columbus Container, and higher domestic and export containerboard and corrugated products price and mix ($59 million). Our domestic containerboard prices in the second quarter of 2017 increased 13.9% and export prices increased 13.8%, compared to the same period in 2016. In the second quarter of 2017, our containerboard outside shipments increased 3.6%, and total corrugated products shipments were up 10.0%, compared to the second quarter of 2016. Containerboard mill production in the second quarter of 2017 was 947,000 tons compared to 926,000 in 2016. Industry Containerboard prices reported by trade publications increased in April 2017 by $50 per ton for linerboard and corrugating medium.

Paper. Net sales during the three months ended June 30, 2017 decreased $13 million, or 4.9%, to $254 million, compared to $267 million in the second quarter of 2016, due to lower volume ($12 million) including the 2016 shutdown of our market pulp operations at our Wallula Mill and unfavorable changes in prices and mix ($1 million).

Gross Profit

Gross profit increased $45 million during the three months ended June 30, 2017, compared to the same period in 2016. The increase was driven primarily by higher containerboard and corrugated products prices and mix and sales and production volumes, and lower costs for annual mill outages, partially offset by higher energy, fiber, labor and freight costs, and lower Paper segment prices and mix.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses increased $15 million during the three months ended June 30, 2017, compared to the same period in 2016. The increase was primarily due to higher administrative costs corresponding to the TimBar and Columbus Container acquisitions.

Other Income (Expense), Net

Other income (expense), net, during the three months ended June 30, 2017 was $1 million of expense, compared to $5 million of expense during the three months ended June 30, 2016. The second quarter of 2017 included charges of $2 million for asset disposals and write-offs and $0.5 million of closure costs related to corrugated products facilities and integration costs related to the recent acquisitions, partially offset by $3 million of property damage and business interruption insurance net recoveries related to the February 2017 incident at our DeRidder, Mill. The second quarter of 2016 included $1 million of facilities closure costs, $1 million of asset disposal costs, and $1 million of costs related to our withdrawal from a multiemployer pension plan. We discuss these items in more detail in Note 4, Other Income (Expense), Net of the Condensed Notes to Unaudited Quarterly Consolidated Financial Statements in “Part I, Item1. Financial Statements” of this Form 10-Q.

Income from Operations

Income from operations increased $34 million, or 16.8%, during the three months ended June 30, 2017, compared to the same period in 2016. The second quarter of 2017 included $0.5 million of expense from special items compared to $3 million for the second quarter of 2016. The special items in the second quarter of 2017 includes closure costs related to corrugated products facilities and integration costs related to the recent acquisitions. Second quarter 2016 special items included $3 million related to closing a corrugated manufacturing facility and a paper distribution center and costs related to our withdrawal from a multiemployer pension plan.

Packaging. Packaging segment income from operations increased $32 million to $225 million, compared to $192 million during the three months ended June 30, 2016. The increase in the second quarter of 2017 related primarily to favorable changes in containerboard and corrugated products prices and mix ($36 million), higher containerboard and corrugated products sales and production volumes ($19 million), and a partial insurance recovery related to the DeRidder Mill incident ($3 million), partially offset by higher costs for fiber ($10 million), energy ($4 million), labor ($4 million), and freight ($3 million), and increased depreciation expense ($3 million). Special items during the second quarter of 2017 include expense of $0.5 million which includes closure costs related to corrugated products facilities and integration costs related to the recent acquisitions. Special items for the second quarter 2016 includes expense of $2 million related to closing a corrugated manufacturing facility and costs related to our withdrawal from a multiemployer pension plan.

Paper. Paper segment income from operations increased $5 million to $29 million, compared to $24 million during the three months ended June 30, 2016. The increase primarily related to lower costs for annual mill outages ($9 million), wood ($3 million), and labor ($1 million), partially offset by higher energy ($5 million) and chemical ($2 million) costs, and prices and mix ($1 million). There were no special items in the second quarters of 2017 or 2016, compared to expense of $0.3 million for facility closure costs in the same period of 2016.

Interest Expense, Net, and Income Taxes

Interest expense, net, increased $3 million, during the three months ended June 30, 2017, compared to the same period in 2016. The increase in interest expense was primarily due to higher term loan borrowings for the TimBar acquisition and higher interest rates on PCA’s variable rate debt in the second quarter of 2017.

During the three months ended June 30, 2017, we recorded $65 million of income tax expense, compared to $62 million of expense during the three months ended June 30, 2016. The effective tax rate for the three months ended June 30, 2017 and 2016 was 31.4% and 34.8%, respectively. The decrease in our effective tax rate for the three months ended June 30, 2017 compared with the same period in 2016, was primarily due to the adoption of ASU 2016-09 (Topic 718): Improvements to Employee Share-Based Payment Accounting, which requires all excess tax benefits and deficiencies from employee share-based payment awards to be recognized in the income statement as opposed to additional paid in capital.

Six Months Ended June 30, 2017, compared to Six Months Ended June 30, 2016

The historical results of operations of PCA for the six months ended June 30, 2017 and 2016 are set forth below (dollars in millions):

	Six Months Ended
	June 30,
	2017	2016	Change
Packaging	$2,568.4	$2,220.8	$347.6
Paper	512.9	547.3	(34.4)
Corporate and Other	110.1	122.8	(12.7)
Intersegment eliminations	(70.9)	(72.5)	1.6
Net sales	$3,120.5	$2,818.4	$302.1

Packaging	$415.3	$353.9	$61.4
Paper	58.9	60.5	(1.6)
Corporate and Other	(37.3)	(33.4)	(3.9)
Income from operations	$436.9	$381.0	$55.9
Interest expense, net	(49.2)	(44.1)	(5.1)
Income before taxes	387.7	336.9	50.8
Income tax provision	(127.1)	(117.3)	(9.8)
Net income	$260.6	$219.6	$41.0
Non-GAAP Measures (a)
Net income excluding special items	$263.3	$223.3	$40.0
Consolidated EBITDA	623.1	557.3	65.8
Consolidated EBITDA excluding special items	627.1	562.6	64.5
Packaging EBITDA	570.8	499.2	71.6
Packaging EBITDA excluding special items	575.5	503.4	72.1
Paper EBITDA	86.9	89.0	(2.1)
Paper EBITDA excluding special items	86.9	89.8	(2.9)

_____________________

(a)	See “Reconciliations of Non-GAAP Financial Measures to Reported Amounts” included in this Item 2 for a reconciliation of non-GAAP measures to the most comparable GAAP measure.

Net Sales

Net sales increased $302 million, or 10.7%, to $3,121 million during the six months ended June 30, 2017, compared to $2,818 million during the same period in 2016.

Packaging. Net sales increased $348 million, or 15.7%, to $2,568 million, compared to $2,221 million in the six months ended June 30, 2016, due to higher containerboard and corrugated products volumes ($257 million), including the addition of TimBar and Columbus Container, and higher domestic and export containerboard and corrugated products price and mix ($90 million). Our domestic containerboard prices in the first six months of 2017 increased 10.0% due to published price increases. Additionally, our export containerboard prices increased 7.5%, compared to the same period in 2016. In the first six months of 2017, our containerboard outside shipments increased 4.1%, and corrugated products shipments were up 10.3%, compared to the first six months of 2016.

Paper. Net sales during the six months ended June 30, 2017 decreased $34 million, or 6.3%, to $513 million, compared to $547 million in the six months ended June 30, 2016. Sales decreased due to lower volumes ($39 million), including the 2016 shutdown of our market pulp operations at our Wallula Mill, partially offset by increases in prices and mix ($5 million).

Gross Profit

Gross profit increased $84 million, or 13.6%, during the six months ended June 30, 2017, compared to the same period in 2016. The increase was primarily due to higher containerboard and corrugated products prices and mix and sales and production volumes, and lower annual maintenance outage costs, partially offset by higher costs for energy, fiber, freight, and lower Paper segment sales and production volumes. In the first six months of 2017, gross profit included no special items, compared to $1 million in the same period last year for facility closure costs.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses increased $30 million, or 12.9% during the six months ended June 30, 2017, compared to the same period in 2016. The increase was primarily due to higher administrative costs corresponding to the TimBar and Columbus Container acquisitions.

Other Income (Expense), Net

Other expense, net, during the six months ended June 30, 2017 was $8 million, compared to $9 million during the six months ended June 30, 2016. The six months ended June 30, 2017 included charges of $5 million for asset disposals and write-offs; $3 million of costs for the property damage and business interruption insurance deductible, net of recoveries, related to the DeRidder Mill incident; $1 million of charges consisting of closure costs related to corrugated products facilities, integration costs related to the recent acquisitions, and costs related to a lump sum settlement payment for a multiemployer pension plan withdrawal liability; and $2 million of income related to a working capital adjustment from the April 2015 sale of our Hexacomb corrugated manufacturing operations in Europe and Mexico. The six months ended June 30, 2016 included $5 million of charges consisting of closure costs related to corrugated products facilities and a paper distribution facility, and acquisition-related costs for the TimBar Corporation and costs related to our withdrawal from a multiemployer pension plan, and $3 million of asset disposal costs. We discuss these items in more detail in Note 4, Other Income (Expense), Net of the Condensed Notes to Unaudited Quarterly Consolidated Financial Statements in "Part I, Item1. Financial Statements" of this Form 10-Q.

Income from Operations

Income from operations increased $56 million, or 14.7%, during the six months ended June 30, 2017, compared to the same period in 2016. The first six months of 2017 included $4 million of expense from special items, compared to $6 million of expense from special items in the first six months of 2016. The six months ended June 30, 2017 included expense of $5 million for the property damage and business interruption insurance deductible related to the DeRidder Mill incident; $1 million of charges consisting of closure costs related to corrugated products facilities, integration costs related to the recent acquisitions, and costs related to a lump sum settlement payment for a multiemployer pension plan withdrawal liability; and $2 million of income related to a working capital adjustment from the April 2015 sale of our Hexacomb corrugated manufacturing operations in Europe and Mexico. The six months ended June 30, 2016 included $6 million of charges consisting of closure costs related to corrugated products facilities and a paper distribution facility, acquisition-related costs for the TimBar Corporation, and costs related to our withdrawal from a multiemployer pension plan.

Packaging. Packaging segment income from operations increased $61 million to $415 million, during the first six months of 2017 compared to the same period last year. The first six months of 2017 included higher containerboard and corrugated products prices and mix ($59 million), sales and production volumes ($46 million), and lower mill outage costs ($3 million), partially offset by higher fiber ($19 million), energy ($9 million), freight ($6 million), and labor ($6 million) costs, and higher depreciation expense ($6 million). Special items included $5 million of expense for the property damage and business interruption insurance deductible related to the DeRidder Mill incident; $1 million of charges consisting of closure costs related to corrugated products facilities, integration costs related to the recent acquisitions, and costs related to a lump sum settlement payment for a multiemployer pension plan withdrawal liability; and $2 million of income related to a working capital adjustment from the April 2015 sale of our Hexacomb corrugated manufacturing operations in Europe and Mexico in the first six months of 2017. The six months ended June 30, 2016 included $4 million of charges consisting of closure costs related to corrugated products facilities and our withdrawal from a multiemployer pension plan.

Paper. Paper segment income from operations decreased $2 million to $59 million, compared to the six months ended June 30, 2016. The decrease primarily relates to lower paper sales and production volumes ($11 million) and higher costs for energy ($9 million) and chemicals ($2 million), partially offset by lower fiber ($9 million), annual mill outage ($4 million), and labor ($1 million) costs, and higher paper prices and mix ($4 million). There were no special items in the first six months of 2017, compared to expense of $1 million for facility closure costs in the same period of 2016.

Interest Expense, Net, and Income Taxes

Interest expense, net, was $49 million during the six months ended June 30, 2017, compared to $44 million during the six months ended June 30, 2016. The increase in interest expense was primarily due to higher term loan borrowings for the TimBar acquisition and higher interest rates on PCA's variable rate debt during the six months ended June 30, 2017 compared to the same period in 2016.

During the six months ended June 30, 2017, we recorded $127 million of income tax expense, compared to $117 million of expense during the six months ended June 30, 2016. The effective tax rate for the six months ended June 30, 2017 and 2016 was 32.8% and 34.8%, respectively. The decrease in our effective tax rate for the six months ended June 30, 2017 compared with the same period in 2016, was primarily due to the adoption of ASU 2016-09.

Liquidity and Capital Resources

Sources and Uses of Cash

Our primary sources of liquidity are net cash provided by operating activities and available borrowing capacity under our revolving credit facility. At June 30, 2017 we had $321 million of cash and $327 million of unused borrowing capacity under the revolving credit facility, net of letters of credit. Currently, our primary uses of cash are for operations, capital expenditures, acquisitions, debt service (including voluntary payments of debt), repurchases of common stock, and declared common stock dividends. We believe that net cash generated from operating activities, cash on hand, available borrowings under our revolving credit facility, and available capital through access to capital markets will be adequate to meet our liquidity and capital requirements, including payments of any declared common stock dividends, for the foreseeable future. As our debt or credit facilities become due, we will need to repay, extend, or replace such facilities. Our ability to do so will be subject to future economic conditions and financial, business, and other factors, many of which are beyond our control.

Below is a summary table of our cash flows, followed by a discussion of our sources and uses of cash through operating activities, investing activities, and financing activities (dollars in millions):

	Six Months Ended
	June 30,
	2017	2016	Change
Net cash provided by (used for):
Operating activities	$385.6	$376.2	$9.4
Investing activities	(140.9)	(127.7)	(13.2)
Financing activities	(163.0)	(219.1)	56.1
Net increase in cash and cash equivalents	$81.7	$29.4	$52.3

Operating Activities

During the six months ended June 30, 2017, net cash provided by operating activities was $386 million, compared to $376 million in the same period in 2016, an increase of $10 million. Cash from operations excluding changes in cash used for operating assets and liabilities increased $47 million, primarily due to higher income from operations as discussed above. The remaining $37 million decrease from changes in cash used for operating assets and liabilities was primarily due to the following: an increase in accounts receivable in the first six months of 2017, primarily related to higher sales volumes and prices in the Packaging segment and an increase in inventories in the Paper segment, partially offset by an increase in accounts payable, primarily related to timing of payments in the second quarter of 2017. Cash requirements for operating activities are subject to PCA’s operating needs and the timing of collection of receivables and payments of payables and expenses.

Investing Activities

Net cash used for investing activities during the six months ended June 30, 2017 increased $13 million, to $141 million, compared to $128 million during the same period in 2016. We spent $139 million for capital investments during the six months ended June 30, 2017, compared to $122 million during the same period in 2016.

We expect capital investments to be approximately $350 million in 2017, excluding any acquisitions or other strategic activities. These expenditures could increase or decrease as a result of a number of factors, including our financial results, future economic conditions, and our regulatory compliance requirements. We currently estimate capital expenditures to comply with Boiler MACT regulations in 2017 of up to $1 million, and we expect other environmental capital expenditures of about $7 million in 2017. Our estimated environmental expenditures could vary significantly depending upon the enactment of new environmental laws and regulations, including those related to greenhouse gas emissions and industrial boilers. For additional information, see “Environmental Matters” in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2016 Annual Report on Form 10-K.

Financing Activities

During the six months ended June 30, 2017, net cash used by financing activities decreased $56 million to $163 million, compared to $219 million during the same period in 2016. The decrease primarily relates to less share repurchases, partially offset by an increase in debt repayments and a higher dividend payment. During the six months ended June 30, 2017 we did not repurchase any common stock, compared to $100 million to repurchase 1,987,187 shares of common stock in the same period in 2016. In the first six months of 2017, we made $34 million of principal payments on long-term debt and capital leases, compared to $4 million during the same period in 2016. In the first six months of 2017, we paid $119 million of dividends compared to $105 million of dividends paid during the first six months of 2016.

For more information about our debt, see Note 9, Debt, of the Notes to Consolidated Financial Statements in “Part II, Item 8. Financial Statements and Supplementary Data” of our 2016 Annual Report on Form 10-K.

Contractual Obligations

There have been no material changes to the contractual obligations table disclosed in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2016 Annual Report on Form 10-K.

Reconciliations of Non-GAAP Financial Measures to Reported Amounts

Income from operations excluding special items, net income excluding special items, EBITDA, and EBITDA excluding special items are non-GAAP financial measures. Management excludes special items as it believes that these items are not necessarily reflective of the ongoing operations of our business. These measures are presented because they provide a means to evaluate the performance of our segments and our Company on an ongoing basis using the same measures that are used by our management, because these measures assist in providing a meaningful comparison between periods and because these measures are frequently used by investors and other interested parties in the evaluation of companies and the performance of their segments. Any analysis of non-GAAP financial measures should be done in conjunction with results presented in accordance with GAAP. The non-GAAP measures are not intended to be substitutes for GAAP financial measures and should not be used as such. Reconciliations of the non-GAAP measures to the most comparable measure reported in accordance with GAAP for the three and six months ended June 30, 2017 and 2016 follow (dollars in millions):

	Three Months Ended June 30,
	2017			2016
	Income before Taxes	Income Taxes	Net Income	Income before Taxes	Income Taxes	Net Income
As reported in accordance with GAAP	$208.6	$(65.4)	$143.2	$177.7	$(61.8)	$115.9
Special items:
Integration-related, facilities closure and other costs (a)	0.5	(0.1)	0.4	2.6	(1.0)	1.6
Acquisition-related costs (b)	—	—	—	0.3	(0.1)	0.2
Total special items	0.5	(0.1)	0.4	2.9	(1.1)	1.8
Excluding special items	$209.1	$(65.5)	$143.6	$180.6	$(62.9)	$117.7

	Six Months Ended June 30,
	2017			2016
	Income before Taxes	Income Taxes	Net Income	Income before Taxes	Income Taxes	Net Income
As reported in accordance with GAAP	$387.7	$(127.1)	$260.6	$336.9	$(117.3)	$219.6
Special items:
Integration-related, facilities closure and other costs (a)	1.3	(0.4)	0.9	5.4	(1.9)	3.5
Acquisition-related costs (b)	—	—	—	0.3	(0.1)	0.2
DeRidder mill incident (a)	5.0	(1.7)	3.3	—	—	—
Hexacomb working capital adjustment (a)	(2.3)	0.8	(1.5)	—	—	—
Total special items	4.0	(1.3)	2.7	5.7	(2.0)	3.7
Excluding special items	$391.7	$(128.4)	$263.3	$342.6	$(119.3)	$223.3

(a)	The three months ended June 30, 2017 include $0.5 million of charges consisting of closure costs related to corrugated products facilities and integration costs related to the recent acquisitions.

The six months ended June 30, 2017 include the following:

1.

$1.3 million of charges consisting of closure costs related to corrugated products facilities, integration costs related to the recent acquisitions, and costs related to a lump sum settlement payment of a multiemployer pension plan withdrawal liability for one of our corrugated products facilities.

2.	$5.0 million of costs for the property damage and business interruption insurance deductible corresponding to the February 2017 explosion at our DeRidder, LA mill.
3.	$2.3 million of income related to a working capital adjustment from the April 2015 sale of our Hexacomb corrugated manufacturing operations in Europe and Mexico.

(b)

The three and six months ended June 30, 2016 include $2.9 million and $5.7 million, respectively, of closure costs related to corrugated products facilities and a paper products facility, acquisition-related costs for the TimBar Corporation acquisition, and costs related to our withdrawal from a multiemployer pension plan for one of our corrugated products facilities.

The following table reconciles net income to EBITDA and EBITDA excluding special items for the periods indicated (dollars in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net income	$143.2	$115.9	$260.6	$219.6
Interest expense, net	25.2	22.5	49.2	44.1
Income tax provision	65.4	61.8	127.1	117.3
Depreciation, amortization, and depletion	93.7	87.6	186.2	176.3
EBITDA	$327.5	$287.8	$623.1	$557.3
Special items:
Integration-related, facilities closure and other costs	0.5	2.3	1.3	5.0
Acquisition-related costs	—	0.3	—	0.3
DeRidder mill incident	—	—	5.0	—
Hexacomb working capital adjustment	—	—	(2.3)	—
Total special items	0.5	2.6	4.0	5.3
EBITDA excluding special items	$328.0	$290.4	$627.1	$562.6

The following table reconciles segment income (loss) to EBITDA and EBITDA excluding special items for the periods indicated (dollars in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Packaging
Segment income	$224.5	$192.4	$415.3	$353.9
Depreciation, amortization, and depletion	78.3	72.0	155.5	145.3
EBITDA	302.8	264.4	570.8	499.2
Integration-related, facilities closure and other costs	0.5	2.3	1.3	4.2
DeRidder mill incident	—	—	5.0	—
Hexacomb working capital adjustment	—	—	(1.6)	—
EBITDA excluding special items	$303.3	$266.7	$575.5	$503.4

Paper
Segment income	$29.1	$24.4	$58.9	$60.5
Depreciation, amortization, and depletion	14.0	14.3	28.0	28.5
EBITDA	43.1	38.7	86.9	89.0
Integration-related, facilities closure and other costs	—	—	—	0.8
EBITDA excluding special items	$43.1	$38.7	$86.9	$89.8

Corporate and Other
Segment loss	$(19.8)	$(16.6)	$(37.3)	$(33.4)
Depreciation, amortization, and depletion	1.4	1.3	2.7	2.5
EBITDA	(18.4)	(15.3)	(34.6)	(30.9)
Acquisition-related costs	—	0.3	—	0.3
Hexacomb working capital adjustment	—	—	(0.7)	—
EBITDA excluding special items	$(18.4)	$(15.0)	$(35.3)	$(30.6)

EBITDA	$327.5	$287.8	$623.1	$557.3

EBITDA excluding special items	$328.0	$290.4	$627.1	$562.6

Market Risk and Risk Management Policies

PCA is exposed to the impact of interest rate changes and changes in the market value of its financial instruments. We periodically enter into derivatives to minimize these risks, but not for trading purposes. We were not a party to any derivatives-based arrangements at June 30, 2017. For a discussion of derivatives and hedging activities, see Note 13, Derivative Instruments and Hedging Activities, of the Notes to Consolidated Financial Statements in “Part II, Item 8. Financial Statements and Supplementary Data” of our 2016 Annual Report on Form 10-K.

The interest rates on approximately 63% of PCA’s debt are fixed. A one percent increase in interest rates related to variable-rate debt would have resulted in an increase in interest expense and a corresponding decrease in income before taxes of approximately $10 million annually.

Off-Balance-Sheet Activities

The Company does not have any off-balance sheet arrangements as of June 30, 2017.

Environmental Matters

There have been no material changes to the disclosure set forth in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Environmental Matters” filed with our 2016 Annual Report on Form 10-K.

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

PCA has included in its 2016 Annual Report on Form 10-K a discussion of its critical accounting policies and estimates which require management’s most difficult, subjective, or complex judgments used in the preparation of its consolidated financial statements. PCA has not had any changes to these critical accounting estimates during the first six months of 2017.

New and Recently Adopted Accounting Standards

For a listing of our new and recently adopted accounting standards, see Note 17, New and Recently Adopted Accounting Standards, of the Condensed Notes to Unaudited Quarterly Consolidated Financial Statements in “Part I, Item 1. Financial Statements” of this Form 10-Q.

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

Prior to filing this report, PCA completed an evaluation under the supervision and with the participation of PCA’s management, including PCA’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of PCA’s disclosure controls and procedures as of June 30, 2017. The evaluation of PCA’s disclosure controls and procedures included a review of the controls’ objectives and design, PCA’s implementation of the controls, and the effect of the controls on the information generated for use in this report. Based on this evaluation, PCA’s Chief Executive Officer and Chief Financial Officer concluded that PCA’s disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2017.

Changes in Internal Control over Financial Reporting

On August 29, 2016, PCA acquired TimBar Corporation (“TimBar”).  Additionally, on November 30, 2016, PCA acquired Columbus Container, Inc. (“Columbus Container”). We are currently in the process of evaluating and integrating TimBar’s and Columbus Container’s controls over financial reporting which may result in changes or additions to PCA’s internal control over financial reporting. Under guidelines established by the SEC, companies are permitted to exclude acquisitions from their assessment of internal control over financial reporting during the first year of an acquisition while integrating the acquired company. Except as may relate to the integration of the TimBar and Columbus Container acquisitions, there were no other changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the most recent fiscal quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following table presents information related to our repurchases of common stock made under repurchase plans authorized by PCA's Board of Directors, and shares withheld to cover taxes on vesting of equity awards, during the three months ended June 30, 2017:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in millions)
April 1-30, 2017	—	$—	—	$193.0
May 1-31, 2017	714	95.14	—	193.0
June 1-30, 2017	90,320	111.08	—	193.0
Total	91,034	$110.95	—	$193.0

(a)	All shares were withheld from employees to cover income and payroll taxes on equity awards that vested during the period.
Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS

Exhibit Number	Description

10.1	Form of executive officer restricted stock award (June 21, 2017) †
10.2	Form of executive officer performance unit award (June 21, 2017) †
10.3	2017 Performance Based Equity Award Pool for Executive Officers (June 21, 2017) †
31.1	Certification of Chief Executive Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. †

31.2	Certification of Chief Financial Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. †

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †

101

The following financial information from Packaging Corporation of America’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Income and Comprehensive Income for the three and six months ended June 30, 2017 and 2016, (ii) Consolidated Balance Sheets at June 30, 2017 and December 31, 2016, (iii) Consolidated Statements of Cash Flows for the six months ended June 30, 2017 and 2016, and (iv) the Condensed Notes to Unaudited Quarterly Consolidated Financial Statements. †

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

Date: August 4, 2017