Form 10-Q
period 2018-06-30
PACKAGING CORP OF AMERICA
filed 2018-08-08
CIK 75677

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

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

As of August 3, 2018 the Registrant had outstanding 94,497,884 shares of common stock, par value $0.01 per share.

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

i

PART I

FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

Packaging Corporation of America

Consolidated Statements of Income and Comprehensive Income

(unaudited, dollars in millions, except per-share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Statements of Income:
Net sales	$1,767.5	$1,584.0	$3,458.1	$3,120.5
Cost of sales	(1,346.9)	(1,219.7)	(2,681.4)	(2,418.0)
Gross profit	420.6	364.3	776.7	702.5
Selling, general and administrative expenses	(137.7)	(129.6)	(272.6)	(257.4)
Other expense, net	(13.3)	(0.6)	(21.6)	(7.6)
Income from operations	269.6	234.1	482.5	437.5
Interest expense, net and other	(24.3)	(25.5)	(50.7)	(49.8)
Income before taxes	245.3	208.6	431.8	387.7
Provision for income taxes	(58.7)	(65.4)	(105.1)	(127.1)
Net income	$186.6	$143.2	$326.7	$260.6

Net income per common share:
Basic	$1.98	$1.52	$3.46	$2.76
Diluted	$1.97	$1.52	$3.46	$2.76
Dividends declared per common share	$0.79	$0.63	$1.42	$1.26

Statements of Comprehensive Income:
Net income	$186.6	$143.2	$326.7	$260.6
Other comprehensive income, net of tax:
Foreign currency translation adjustment	—	(0.1)	(0.1)	(0.3)
Reclassification adjustments to cash flow hedges included in net income, net of tax of $0.3 million, $0.6 million, $0.7 million, and $1.2 million	1.0	0.8	2.0	1.6
Amortization of pension and postretirement plans actuarial loss and prior service cost, net of tax of $1.0 million, $1.2 million, $1.9 million, and $2.3 million	3.0	2.1	6.0	4.3
Other comprehensive income	4.0	2.8	7.9	5.6
Comprehensive income	$190.6	$146.0	$334.6	$266.2

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Packaging Corporation of America

Consolidated Balance Sheets

(unaudited, dollars and shares in millions, except per-share data)

	June 30,	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$199.6	$216.9
Accounts receivable, net of allowance for doubtful accounts and customer deductions of $13.0 million and $12.6 million as of June 30, 2018, and December 31, 2017, respectively	920.0	830.7
Inventories	763.7	762.5
Prepaid expenses and other current assets	56.6	35.5
Federal and state income taxes receivable	16.7	69.5
Total current assets	1,956.6	1,915.1
Property, plant, and equipment, net	3,026.5	2,924.9
Goodwill	888.7	883.2
Other intangible assets, net	384.1	410.0
Other long-term assets	59.7	64.3
Total assets	$6,315.6	$6,197.5
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$—	$150.0
Capital lease obligations	1.4	1.3
Accounts payable	431.7	402.9
Dividends payable	75.5	60.5
Accrued liabilities	195.7	203.2
Accrued interest	11.5	14.8
Total current liabilities	715.8	832.7
Long-term liabilities:
Long-term debt	2,482.1	2,480.4
Capital lease obligations	18.3	19.0
Deferred income taxes	272.8	239.5
Compensation and benefits	374.9	372.5
Other long-term liabilities	63.7	70.8
Total long-term liabilities	3,211.8	3,182.2
Commitments and contingent liabilities
Stockholders' equity:
Common stock, par value $0.01 per share, 300.0 million shares authorized, 94.5 million and 94.3 million shares issued as of June 30, 2018, and December 31, 2017, respectively	0.9	0.9
Additional paid in capital	482.1	471.2
Retained earnings	2,054.0	1,867.4
Accumulated other comprehensive loss	(149.0)	(156.9)
Total stockholders' equity	2,388.0	2,182.6
Total liabilities and stockholders' equity	$6,315.6	$6,197.5

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Packaging Corporation of America

Consolidated Statements of Cash Flows

(unaudited, dollars in millions)

	Six Months Ended
	June 30,
	2018	2017
Cash Flows from Operating Activities:
Net income	$326.7	$260.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization of intangibles	212.2	186.2
Amortization of deferred financing costs	4.4	4.0
Share-based compensation expense	10.7	10.2
Deferred income tax provision	30.1	3.9
Pension and post-retirement benefits expense, net of contributions	9.0	4.9
Other, net	3.8	0.7
Changes in operating assets and liabilities:
Increase in assets —
Accounts receivable	(82.7)	(66.1)
Inventories	(5.7)	(10.8)
Prepaid expenses and other current assets	(19.2)	(20.0)
Increase (decrease) in liabilities —
Accounts payable	11.0	18.8
Accrued liabilities	(19.7)	(24.1)
Federal and state income taxes payable / receivable	52.9	17.3
Net cash provided by operating activities	533.5	385.6
Cash Flows from Investing Activities:
Additions to property, plant, and equipment	(273.9)	(139.4)
Additions to other long term assets	(2.7)	(5.5)
Proceeds from disposals	0.5	2.9
Other, net	2.6	1.1
Net cash used for investing activities	(273.5)	(140.9)
Cash Flows from Financing Activities:
Repayments of debt and capital lease obligations	(150.7)	(33.7)
Common stock dividends paid	(118.9)	(118.8)
Shares withheld to cover employee restricted stock taxes	(7.7)	(10.5)
Net cash used for financing activities	(277.3)	(163.0)
Net (decrease) increase in cash and cash equivalents	(17.3)	81.7
Cash and cash equivalents, beginning of period	216.9	239.3
Cash and cash equivalents, end of period	$199.6	$321.0

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

We report our business in three reportable segments: Packaging, Paper, and Corporate and Other. Our Packaging segment produces a wide variety of corrugated packaging products. The Paper segment manufactures and sells a range of papers, including communication-based papers and pressure sensitive papers. During the second quarter of 2018, the Company discontinued the production of uncoated free sheet and coated one-side grades at the Wallula, Washington mill and converted the No. 3 machine to a virgin kraft linerboard machine. Subsequent to the date of conversion, operating results for the Wallula mill are primarily included in the Packaging segment. Corporate and other includes support staff services and related assets and liabilities, transportation assets, and activity related to other ancillary support operations. For more information about our segments, see Note 18 Segment Information.

In these consolidated financial statements, certain amounts in prior periods' consolidated financial statements have been reclassified to conform with the current period presentation.

The consolidated financial statements of PCA as of June 30, 2018 and for the three and six months ended June 30, 2018 and 2017 are unaudited but include all adjustments (consisting only of normal recurring adjustments) that management considers necessary for a fair presentation of such financial statements. The preparation of the consolidated financial statements involves the use of estimates and accruals. Actual results may vary from those estimates. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with Article 10 of Regulation S-X of the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete audited financial statements. Operating results for the three and six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. These consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2017.

The consolidated financial statements include the accounts of PCA and its majority-owned subsidiaries after elimination of intercompany balances and transactions.

2.	New and Recently Adopted Accounting Standards

Recently Adopted Accounting Standards

Effective January 1, 2018, the Company adopted Accounting Standards Update (“ASU”) 2014-09 (Topic 606): Revenue from Contracts with Customers. This ASU supersedes the revenue recognition requirements in Topic 605 Revenue Recognition (Topic 605) and requires entities to recognize revenue when control of the promised goods or services is transferred to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and estimates, and changes in those estimates. The Company adopted the standard utilizing the modified retrospective method, in which case the cumulative effect was recognized at the date of initial application on January 1, 2018. The adoption of the standard did not have a material effect on the Company’s financial position or results of operations; however, the following adjustment and reclassification of certain costs were made for the three and six months ended June 30, 2018:

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

b. The new revenue standard also provides additional clarity concerning contract fulfillment costs, which resulted in certain costs being classified as cost of sales rather than selling, general and administrative expenses beginning January 1, 2018. For the three and six months ended June 30, 2018, this amount totaled $6.9 million and $13.1 million, respectively.

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

The adoption of this ASU retrospectively resulted in a $0.3 million and $0.6 million reclassification between cost of sales and selling, general and administrative expenses (both components of income from operations) and interest expense, net and other (a component outside of income from operations) for the three and six months ended June 30, 2017, respectively.

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

3.	Revenue

Revenue Recognition

Revenue is recognized when control of the promised goods or services is transferred to customers in an amount that reflects the consideration expected to be entitled in exchange for those goods or services. Sales, value added, and other taxes collected concurrently with revenue-producing activities are excluded from revenue.

The following table presents our revenues disaggregated by product line (dollars in millions):

	Three Months Ended June 30		Six Months Ended June 30,
	2018	2017 (a)	2018	2017 (a)
Packaging	$1,496.2	$1,311.5	$2,899.1	$2,568.4
Paper	250.8	253.7	520.2	512.9
Corporate and other	20.5	18.8	38.8	39.2
Total revenue	$1,767.5	$1,584.0	$3,458.1	$3,120.5

(a)	Prior periods have not been adjusted under the modified retrospective method for Topic 606.

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

The Company recognizes revenue for its packaging products when performance obligations under the terms of a contract with a customer are satisfied. This occurs with the transfer of control of our products at a specific point in time. Based on our express terms and conditions of the sale of products to our customers, as well as terms included in contractual arrangements with our customers, we do not have an enforceable right of payment that includes a reasonable profit throughout the duration of the contract for products that do not have an alternative use. Revenue is recognized when the product is shipped from the mill or from our manufacturing facility to our customer. Certain customers may receive volume-based incentives, which are accounted for as variable consideration. We estimate these amounts based on the expected amount to be provided to customers and reduce revenue recognized.

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

The Company recognizes revenue for its paper products when performance obligations under the terms of a contract with a customer are satisfied. This occurs with the transfer of control of our products at a specific point in time. Revenue is recognized when the product is shipped from the mill or from our manufacturing facility or distribution center to our customer. Certain customers may receive volume-based incentives, which are accounted for as variable consideration.  We estimate these amounts based on the expected amount to be provided to customers and reduce revenue recognized.

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

The Company accounted for the Sacramento Container acquisition using the acquisition method of accounting in accordance with ASC 805, Business Combinations. The total purchase price has been allocated to tangible and intangible assets acquired and liabilities assumed based on respective fair values, as follows (dollars in millions):

	12/31/2017 Allocation	Adjustments	Revised Allocation
Goodwill	$151.1	$5.5	$156.6
Other intangible assets	72.6	(5.5)	67.1
Property, plant and equipment	26.7	—	26.7
Other net assets	23.4	—	23.4
Net assets acquired	$273.8	$—	$273.8

During the second quarter of 2018, we made a $5.5 million net adjustment based on the final valuation of the intangible assets. We recorded the adjustment as a decrease to other intangible assets with an offset to goodwill. The purchase price allocation presented above is preliminary and is subject to finalization of working capital adjustments. Our current estimates and assumptions may change as more information becomes available. We expect to finalize the allocations within the 12-month period following the acquisition date.

Goodwill is calculated as the excess of the purchase price over the fair value of the net assets acquired. Among the factors that contributed to the recognition of goodwill were Sacramento Container’s commitment to continuous improvement and regional synergies, as well as the expected increases in PCA’s containerboard integration levels. Goodwill is deductible for tax purposes.

Other intangible assets, primarily customer relationships, were assigned an estimated weighted average useful life of 9.6 years.

Property, plant, and equipment were assigned estimated useful lives ranging from one to 13 years.

5.	Earnings Per Share

The following table sets forth the computation of basic and diluted income per common share for the periods presented (dollars and shares in millions, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Numerator:	2018	2017	2018	2017
Net income	$186.6	$143.2	$326.7	$260.6
Less: distributed and undistributed earnings allocated to participating securities	(1.4)	(1.2)	(2.5)	(2.3)
Net income attributable to common shareholders	$185.2	$142.0	$324.2	$258.3
Denominator:
Weighted average basic common shares outstanding	93.6	93.4	93.6	93.4
Effect of dilutive securities	0.2	0.2	0.2	0.2
Weighted average diluted common shares outstanding	93.8	93.6	93.8	93.6
Basic income per common share	$1.98	$1.52	$3.46	$2.76
Diluted income per common share	$1.97	$1.52	$3.46	$2.76

6.	Other Income (Expense), Net

The components of other income (expense), net, were as follows (dollars in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Asset disposals and write-offs	$(4.1)	$(2.4)	$(9.2)	$(4.7)
Wallula mill restructuring (a)	(7.2)	—	(7.9)	—
Facilities closure, integration-related, and other costs (b)	—	(0.5)	(0.1)	(1.3)
DeRidder mill incident (c)	—	2.5	—	(2.5)
Hexacomb working capital adjustment (d)	—	—	—	2.3
Other	(2.0)	(0.2)	(4.4)	(1.4)
Total	$(13.3)	$(0.6)	$(21.6)	$(7.6)
(a)

Includes charges related to the discontinuation of production of uncoated free sheet and coated one-side grades at the Wallula, Washington mill in the second quarter of 2018 and the conversion of the No. 3 paper machine to a high-performance 100% virgin kraft linerboard machine.

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

During the three and six months ended June 30, 2018, we have not recorded any measurement period adjustments to the provisional estimates recorded at December 31, 2017. Final accounting for the income tax effects of the Tax Act will occur after the completion of our 2017 federal and state income tax returns in the fourth quarter of 2018.

For the three months ended June 30, 2018 and 2017, we recorded $58.7 million and $65.4 million of income tax expense and had an effective tax rate of 23.9% and 31.4%, respectively. For the six months ended June 30, 2018 and 2017, we recorded $105.1 million and $127.1 million of income tax expense and had an effective tax rate of 24.3% and 32.8%, respectively. The decrease in our effective tax rate for both the three and six months ended June 30, 2018 compared with the same periods in 2017 was primarily due to federal tax reform (P.L. 115-97), which included a reduction in the federal tax rate of 14.0% offset by the loss of the Domestic Production Activities Deduction benefit of about 3.2% and a reduction in the federal benefit of state tax deductions of about 0.8%, as well as lower excess tax benefits from employee share-based payment awards under ASU 2016-09 in 2018 compared to the same periods in 2017.

Our effective tax rate may differ from the federal statutory income tax rate of 21.0% due primarily to the effect of state and local income taxes. During the six months ended June 30, 2018 and 2017, cash paid for taxes, net of refunds received, was $22.2 million and $105.7 million, respectively. The decrease in cash tax payments between the periods is primarily due to a federal overpayment carryforward from the 2017 tax year into the 2018 year as a result of tax reform related changes.

During the three and six months ended June 30, 2018, there were no significant changes to our uncertain tax positions. For more information, see Note 6, Income Taxes, of the Notes to Consolidated Financial Statements in “Part II, Item 8. Financial Statements and Supplementary Data” of our 2017 Annual Report on Form 10-K.

8.	Inventories

We value our raw materials, work in process, and finished goods inventories using lower of cost, as determined by the average cost method, or market. Supplies and materials are valued at the first-in, first-out (FIFO) or average cost methods.

The components of inventories were as follows (dollars in millions):

	June 30,	December 31,
	2018	2017
Raw materials	$291.7	$279.8
Work in process	15.1	12.6
Finished goods	197.6	217.0
Supplies and materials	259.3	253.1
Inventories	$763.7	$762.5

9.	Property, Plant, and Equipment

The components of property, plant, and equipment were as follows (dollars in millions):

	June 30,	December 31,
	2018	2017
Land and land improvements	$159.7	$156.0
Buildings	735.8	729.8
Machinery and equipment	5,364.0	5,162.5
Construction in progress	209.8	194.5
Other	71.6	68.4
Property, plant and equipment, at cost	6,540.9	6,311.2
Less accumulated depreciation	(3,514.4)	(3,386.3)
Property, plant, and equipment, net	$3,026.5	$2,924.9

Depreciation expense for the three months ended June 30, 2018 and 2017 was $91.6 million and $83.6 million, respectively. During the six months ended June 30, 2018 and 2017, depreciation expense was $186.2 million and $166.0 million, respectively. We recognized $13.5 million of incremental depreciation expense during the six months ended June 30, 2018 as a result of shortening the useful lives of certain assets related to the Wallula mill restructuring and a corporate administration facility.

At June 30, 2018 and December 31, 2017, purchases of property, plant, and equipment included in accounts payable were $47.6 million and $29.8 million, respectively.

10.	Goodwill and Intangible Assets

Goodwill

Goodwill represents the excess of the cost of an acquired business over the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed in a business combination. At June 30, 2018 and December 31, 2017 we had $833.5 million and $828.0 million of goodwill recorded in our Packaging segment, respectively. At both June 30, 2018 and December 31, 2017, we had $55.2 million of goodwill recorded in our Paper segment.

Changes in the carrying amount of our goodwill are as follows (dollars in millions):

Goodwill
Balance at January 1, 2018	$883.2
Acquisitions (a)	5.5
Balance at June 30, 2018	$888.7

(a)	During the three months ended June 30, 2018, the Company recorded a $5.5 million adjustment to increase the goodwill balance for the Company’s October 2017 acquisition of Sacramento Container.

Intangible Assets

Intangible assets are primarily comprised of customer relationships and trademarks and trade names.

The weighted average remaining useful life, gross carrying amount, and accumulated amortization of our intangible assets were as follows (dollars in millions):

	June 30, 2018			December 31, 2017
	Weighted Average Remaining Useful Life (in Years)	Gross Carrying Amount	Accumulated Amortization	Weighted Average Remaining Useful Life (in Years)	Gross Carrying Amount	Accumulated Amortization
Customer relationships (a)	11.4	$491.4	$126.9	11.8	$497.8	$109.8
Trademarks and trade names (a)	10.0	33.9	16.2	9.8	32.9	13.2
Other (a)	3.3	4.3	2.4	3.6	4.3	2.0
Total intangible assets (excluding goodwill)	11.3	$529.6	$145.5	11.7	$535.0	$125.0

(a)

In connection with the October 2017 acquisition of Sacramento Container, the Company recorded intangible assets of $68.4 million for customer relationships, $4.1 million for trade names, and $0.1 million for other intangibles. During the three months ended June 30, 2018, the Company made a $5.5 million net adjustment based on the final valuation received for the intangible assets. This adjustment resulted in a revision to the original allocations for customer relationships and trade names. As of June 30, 2018, the revised allocations for customers and trade names are $61.9 million and $5.1 million, respectively.

During the six months ended June 30, 2018 and 2017, amortization expense was $20.5 million and $16.9 million, respectively.

11.	Accrued Liabilities

The components of accrued liabilities were as follows (dollars in millions):

	June 30,	December 31,
	2018	2017
Compensation and benefits	$109.4	$127.5
Medical insurance and workers’ compensation	26.6	23.9
Customer volume discounts and rebates	18.7	23.4
Franchise, property, sales and use taxes	18.4	16.0
Environmental liabilities and asset retirement obligations	4.4	4.0
Severance, retention, and relocation	3.9	3.1
Other	14.3	5.3
Total	$195.7	$203.2

12.	Debt

At June 30, 2018 and December 31, 2017, our long-term debt and interest rates on that debt were as follows (dollars in millions):

	June 30, 2018		December 31, 2017
	Amount	Interest Rate	Amount	Interest Rate
6.50% Senior Notes due March 2018	$—	—%	$150.0	6.50%
2.45% Senior Notes, net of discount of $0.4 million and $0.5 million as of June 30, 2018 and December 31, 2017, respectively, due December 2020	499.6	2.45%	499.5	2.45%
3.90% Senior Notes, net of discount of $0.1 million and $0.2 million as of June 30, 2018 and December 31, 2017, respectively, due June 2022	399.9	3.90%	399.8	3.90%
4.50% Senior Notes, net of discount of $1.1 million and $1.2 million as of June 30, 2018 and December 31, 2017, respectively, due November 2023	698.9	4.50%	698.8	4.50%
3.65% Senior Notes, net of discount of $0.8 million as of June 30, 2018 and December 31, 2017, due September 2024	399.2	3.65%	399.2	3.65%
3.40% Senior Notes, net of discount of $1.6 million as of June 30, 2018 and December 31, 2017, due December 2027	498.4	3.40%	498.4	3.40%
Total	2,496.0	3.64%	2,645.7	3.80%
Less current portion	—	—%	150.0	6.50%
Less unamortized debt issuance costs	13.9		15.3
Total long-term debt	$2,482.1	3.64%	$2,480.4	3.64%

During the six months ended June 30, 2018, we used cash on hand to repay debt outstanding of $150.0 million under the 6.50% Senior Notes due March 2018. For the six months ended June 30, 2018 and 2017, cash payments for interest were $51.1 million and $48.1 million, respectively.

Included in interest expense, net and other, are amortization of treasury lock settlements and amortization of financing costs. For the three months ended June 30, 2018 and 2017, amortization of treasury lock settlements was $1.3 million and $1.4 million, respectively, and for the six months ended June 30, 2018 and 2017, amortization of treasury locks was $2.7 million and $2.8 million, respectively. For the three months ended June 30, 2018 and 2017, amortization of financing costs was $0.7 million and $0.5 million, respectively, and during the six months ended June 30, 2018 and 2017, amortization of financing costs was $1.3 million and $1.0 million, respectively.

At June 30, 2018, we had $2,496.0 million of fixed-rate senior notes outstanding. The fair value of our fixed-rate debt was estimated to be $2,487.1 million. The difference between the book value and fair value is due to the difference between the period-end market interest rate and the stated rate of our fixed-rate debt. We estimated the fair value of our fixed-rate debt using quoted market prices (Level 2 inputs) within the fair value hierarchy, which is further defined in Note 2, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements in "Part II, Item 8. Financial Statements and Supplementary Data" of our 2017 Annual Report on Form 10-K.

For more information on our long-term debt and interest rates on that debt, see Note 9, Debt, of the Notes to Consolidated Financial Statements in "Part II, Item 8. Financial Statements and Supplementary Data" of our 2017 Annual Report on Form 10-K.

13.	Employee Benefit Plans and Other Postretirement Benefits

The components of net periodic benefit cost for our pension plans were as follows (dollars in millions):

	Pension Plans
	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Service cost	$6.2	$6.1	$12.4	$12.2
Interest cost	10.6	10.4	21.3	20.8
Expected return on plan assets	(14.2)	(13.5)	(28.3)	(27.0)
Net amortization of unrecognized amounts
Prior service cost	1.8	1.5	3.4	3.0
Actuarial loss	2.3	1.9	4.6	3.7
Net periodic benefit cost	$6.7	$6.4	$13.4	$12.7

PCA makes pension plan contributions that are sufficient to fund its actuarially determined costs, generally equal to the minimum amounts required by the Employee Retirement Income Security Act (ERISA). From time to time, PCA may make additional discretionary contributions based on the funded status of the plans, tax deductibility, income from operations, and other factors. During the three and six months ended June 30, 2018 and 2017, payments to our nonqualified pension plans were insignificant. For the three and six months ended June 30, 2018, we made contributions of $1.0 million and $3.2 million, respectively, to our qualified pension plans. We made contributions of $2.2 million and $5.9 million to our qualified plans during the three and six months ended June 30, 2017, respectively. We expect to contribute at least the estimated required minimum contributions to our qualified pension plans of approximately $4.6 million in 2018.

The components of net periodic benefit cost for our postretirement plans were as follows (dollars in millions):

	Postretirement Plans
	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Service cost	$0.1	$0.1	$0.2	$0.2
Interest cost	0.1	0.2	0.2	0.3
Net amortization of unrecognized amounts
Prior service cost	(0.1)	(0.1)	(0.1)	(0.1)
Net periodic benefit cost	$0.1	$0.2	$0.3	$0.4

14.	Share-Based Compensation

The Company has a long-term equity incentive plan, which allows for grants of restricted stock, performance awards, stock appreciation rights, and stock options to directors, officers, and employees, as well as others who engage in services for PCA. The plan, as amended, terminates May 1, 2023 and authorizes 10.6 million shares of common stock for grant over the life of the plan. As of June 30, 2018, 0.7 million shares were available for future grants under the plan. Forfeitures are added back to the pool of shares of common stock available to be granted at a future date.

The following table presents restricted stock and performance unit award activity for the six months ended June 30, 2018:

	Restricted Stock		Performance Units
	Shares	Weighted Average Grant- Date Fair Value	Shares	Weighted Average Grant- Date Fair Value
Outstanding at January 1, 2018	739,732	$77.23	226,558	$77.07
Granted	173,144	114.63	87,022	115.33
Vested	(159,316)	67.25	(46,876)	74.46
Forfeitures	(2,761)	80.10	—	—
Outstanding at June 30, 2018	750,799	$87.96	266,704	$90.01

Compensation Expense

Our share-based compensation expense is recorded in "Selling, general, and administrative expenses." Compensation expense for share-based awards recognized in the Consolidated Statements of Income, net of forfeitures, was as follows (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Restricted stock	$5.0	$4.1	$8.9	$7.5
Performance units	0.6	1.5	1.8	2.7
Total share-based compensation expense	5.6	5.6	10.7	10.2
Income tax benefit	(1.4)	(2.1)	(2.7)	(3.9)
Share-based compensation expense, net of tax benefit	$4.2	$3.5	$8.0	$6.3

The fair value of restricted stock is determined based on the closing price of the Company’s stock on the grant date. Compensation expense, net of estimated forfeitures, is recorded over the requisite service period. As PCA’s Board of Directors has the ability to accelerate the vesting of these awards upon an employee’s retirement, the Company accelerates the recognition of compensation expense for certain employees approaching normal retirement age.

Performance unit awards are earned based on the achievement of defined performance rankings of Return on Invested Capital (ROIC) or Total Shareholder Return (TSR) compared to ROIC and TSR for peer companies. Awards are weighted 50% for ROIC and 50% for TSR. The ROIC component of performance unit awards are valued based on the closing price of the stock on the grant date. As the ROIC component contains a performance condition, compensation expense, net of estimated forfeitures, is recorded over the requisite service period based on the most probable number of awards expected to vest. The TSR component of performance unit awards is valued using a Monte Carlo simulation as the TSR component contains a market condition. The Monte Carlo simulation estimates the fair value of the TSR component based on the expected term of the award, a risk-free interest rate, expected dividends, and expected volatility of the Company’s common stock and the common stock of the peer companies. Compensation expense is recorded ratably over the expected term of the award.

The unrecognized compensation expense for all share-based awards at June 30, 2018 was as follows (dollars in millions):

	June 30, 2018
	Unrecognized Compensation Expense	Remaining Weighted Average Recognition Period (in years)
Restricted stock	$41.4	2.7
Performance units	17.3	3.0
Total unrecognized share-based compensation expense	$58.7	2.8

15.	Stockholders' Equity

Dividends

During the six months ended June 30, 2018, we paid $118.9 million of dividends to shareholders. On May 15, 2018, PCA announced an increase of its quarterly cash dividend on its common stock from an annual payout of $2.52 per share to $3.16 per share. Also, on May 15, 2018, PCA’s Board of Directors declared a regular quarterly cash dividend of $0.79 per share of common stock, which was paid on July 13, 2018 to shareholders of record as of June 15, 2018. The dividend payment was $74.5 million.

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

The Company did not repurchase any shares of its common stock under this authority during the three and six months ended June 30, 2018. At June 30, 2018, $193.0 million of the authorized amount remained available for repurchase of the Company’s common stock.

Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) (AOCI) by component were as follows (dollars in millions). Amounts in parentheses indicate losses:

	Foreign Currency Translation Adjustments	Unrealized Loss On Treasury Locks, Net	Unrealized Loss on Foreign Exchange Contracts	Unfunded Employee Benefit Obligations	Total
Balance at January 1, 2018	$(0.3)	$(14.2)	$(0.3)	$(142.1)	$(156.9)
Amounts reclassified from AOCI, net of tax	(0.1)	2.0	—	6.0	7.9
Balance at June 30, 2018	$(0.4)	$(12.2)	$(0.3)	$(136.1)	$(149.0)

Reclassifications out of AOCI were as follows (dollars in millions). Amounts in parentheses indicate expenses in the Consolidated Statements of Income:

	Amounts Reclassified from AOCI
	Three Months Ended June 30,		Six Months Ended June 30,
Details about AOCI Components	2018	2017	2018	2017
Unrealized loss on treasury locks, net (a)	$(1.3)	$(1.4)	$(2.7)	$(2.8)	See (a) below
	0.3	0.6	0.7	1.2	Tax benefit
	$(1.0)	$(0.8)	$(2.0)	$(1.6)	Net of tax

Unfunded employee benefit obligations (b)
Amortization of prior service costs	$(1.7)	$(1.4)	$(3.3)	$(2.9)	See (b) below
Amortization of actuarial gains / (losses)	(2.3)	(1.9)	(4.6)	(3.7)	See (b) below
	(4.0)	(3.3)	(7.9)	(6.6)	Total before tax
	1.0	1.2	1.9	2.3	Tax benefit
	$(3.0)	$(2.1)	$(6.0)	$(4.3)	Net of tax

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

Our Paper segment has a long-standing commercial and contractual relationship with Office Depot, our largest customer in the paper business. This relationship exposes us to a significant concentration of business and financial risk. Our sales to Office Depot represent approximately 7% of our total Company sales revenue for both the six month periods ended June 30, 2018 and 2017, and approximately 45% and 44% of our Paper segment sales revenue for both of those periods, respectively. At June 30, 2018 and December 31, 2017, we had $68.8 million and $33.3 million of accounts receivable due from Office Depot, which represents 7% and 4% of our total Company accounts receivable for both of those periods, respectively. The increase in accounts receivable corresponds to a negotiated extension of credit terms effective during the first quarter of 2018.

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

Louisiana Timber Procurement Company, L.L.C. (LTP) is a variable-interest entity that is 50% owned by PCA and 50% owned by Boise Cascade Company (Boise Cascade). LTP procures sawtimber, pulpwood, residual chips, and other residual wood fiber to meet the wood and fiber requirements of PCA and Boise Cascade in Louisiana. PCA is the primary beneficiary of LTP and has the power to direct the activities that most significantly affect the economic performance of LTP. Therefore, we consolidate 100% of LTP in our financial statements in our Corporate and Other segment. The carrying amounts of LTP's assets and liabilities (which relate primarily to non-inventory working capital items) on our Consolidated Balance Sheets were $4.1 million at June 30, 2018 and $3.0 million at December 31, 2017. During the three months ended June 30, 2018 and 2017, we recorded $22.6 million and $21.7 million, respectively, and during the six months ended June 30, 2018 and 2017 we recorded $43.0 million and

$45.2 million, respectively, of LTP sales to Boise Cascade in "Net Sales" in the Consolidated Statements of Income and approximately the same amount of expenses in "Cost of Sales".

During the three months ended June 30, 2018 and 2017, fiber purchases from related parties were $4.7 million and $4.6 million, respectively. Fiber purchases from related parties were $8.7 million and $9.6 million, respectively, during the six months ended June 30, 2018 and 2017. Most of these purchases related to chip and log purchases by LTP from Boise Cascade's wood products business. These purchases are recorded in "Cost of Sales" in the Consolidated Statements of Income.

18.	Segment Information

We report our business in three reportable segments: Packaging, Paper, and Corporate and Other. These segments represent distinct businesses that are managed separately because of differing products and services. Each of these businesses requires distinct operating and marketing strategies.

During the second quarter of 2018, the Company discontinued the production of uncoated free sheet and coated one-side grades at the Wallula, Washington mill and converted the No. 3 machine to a virgin kraft linerboard machine. Subsequent to the date of conversion, operating results for the Wallula mill are primarily included in the Packaging segment.

Each segment’s profits and losses are measured on operating profits before interest expense, net and income taxes. For certain allocated expenses, the related assets and liabilities remain in the Corporate and Other segment.

Selected financial information by reportable segment was as follows (dollars in millions):

	Sales, net
Three Months Ended June 30, 2018	Trade	Inter-segment	Total	Operating Income (Loss) (a)
Packaging	$1,489.6	$6.6	$1,496.2	$273.2	(b)
Paper	250.8	—	250.8	16.2	(b)
Corporate and other	27.1	33.5	60.6	(19.8)	(b)
Intersegment eliminations	—	(40.1)	(40.1)	—
	$1,767.5	$—	$1,767.5	269.6
Interest expense, net and other				(24.3)
Income before taxes				$245.3

	Sales, net
Three Months Ended June 30, 2017	Trade	Inter-segment	Total	Operating Income (Loss) (a)
Packaging	$1,305.5	$6.0	$1,311.5	$226.2	(c)
Paper	253.7	—	253.7	27.2
Corporate and Other	24.8	31.1	55.9	(19.3)
Intersegment eliminations	—	(37.1)	(37.1)	—
	$1,584.0	$—	$1,584.0	234.1
Interest expense, net and other				(25.5)
Income before taxes				$208.6

	Sales, net
Six Months Ended June 30, 2018	Trade	Inter-segment	Total	Operating Income (Loss) (a)
Packaging	$2,886.3	$12.8	$2,899.1	$497.9	(b)
Paper	520.2	—	520.2	23.5	(b)
Corporate and Other	51.6	62.6	114.2	(38.9)	(b)
Intersegment eliminations	—	(75.4)	(75.4)	—
	$3,458.1	$—	$3,458.1	482.5
Interest expense, net and other				(50.7)
Income before taxes				$431.8

	Sales, net
Six Months Ended June 30, 2017	Trade	Inter-segment	Total	Operating Income (Loss) (a)
Packaging	$2,556.8	$11.6	$2,568.4	$418.6	(d)
Paper	512.9	—	512.9	55.1
Corporate and Other	50.8	59.3	110.1	(36.2)	(d)
Intersegment eliminations	—	(70.9)	(70.9)	—
	$3,120.5	$—	$3,120.5	$437.5
Interest expense, net and other				(49.8)
Income before taxes				$387.7

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

The components of our financial statements affected by the change in presentation of operating and non-operating pension expense as originally reported in 2017 and as adjusted for the requirements per the new standard are as follows (dollars in millions):

Segment income (loss)	Three Months Ended June 30, 2017 As Reported	Non-Operating Pension Adjustment	Three Months Ended June 30, 2017 Adjusted
Packaging	$224.5	$1.7	$226.2
Paper	29.1	(1.9)	27.2
Corporate	(19.8)	0.5	(19.3)
Income from operations	233.8	0.3	234.1
Interest expense, net and other	(25.2)	(0.3)	(25.5)
Income before taxes	$208.6	$—	$208.6

Segment income (loss)	Six Months Ended June 30, 2017 As Reported	Non-Operating Pension Adjustment	Six Months Ended June 30, 2017 Adjusted
Packaging	$415.3	$3.3	$418.6
Paper	58.9	(3.8)	55.1
Corporate	(37.3)	1.1	(36.2)
Income from operations	436.9	0.6	437.5
Interest expense, net and other	(49.2)	(0.6)	(49.8)
Income before taxes	$387.7	$—	$387.7
(b)	Includes the following:
1.

For the three and six months ended June 30, 2018, $0.2 million and $0.5 million, respectively, of charges consisting of closure costs related to corrugated products facilities and a corporate administration facility.

2.

For the three and six months ended June 30, 2018, $13.6 million and $22.4 million, respectively, of charges related to the second quarter 2018 discontinuation of uncoated free sheet and coated one-side grades at the Wallula, Washington mill associated with the conversion of the No. 3 paper machine to a high-performance 100% virgin kraft linerboard machine.

(c)	Includes $0.5 million of charges consisting of closure costs related to corrugated products facilities and integration costs related to the TimBar Corporation and Columbus Container Inc. acquisitions.

(d)	Includes the following:
1.

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

Guarantees and Indemnifications

We provide guarantees, indemnifications, and other assurances to third parties in the normal course of our business. These include tort indemnifications, product guarantees, environmental assurances, and representations and warranties in commercial agreements. At June 30, 2018, we are not aware of any material liabilities arising from any guarantee, indemnification, or financial assurance we have provided. If we determined such a liability was probable and subject to reasonable determination, we would accrue for it at that time.

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

The Company has cooperated with investigations from the U.S. Occupational Health and Safety Administration (OSHA), the U.S. Chemical Safety Board (CSB) and the U.S. Environmental Protection Agency (EPA). The U.S. Chemical Safety Board completed its investigation and issued its report during the second quarter. The Company settled with OSHA during the second quarter and paid approximately $40,000 in penalties for citations. The EPA investigation is ongoing.

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

Overview

PCA is the third largest producer of containerboard products and the third largest producer of uncoated freesheet paper in North America. We operate six containerboard mills, two paper mills, and 94 corrugated products manufacturing plants. Our containerboard mills produce linerboard and corrugating medium, which are papers primarily used in the production of corrugated products. Our corrugated products manufacturing plants produce a wide variety of corrugated packaging products, including conventional shipping containers used to protect and transport manufactured goods, multi-color boxes and displays with strong visual appeal that help to merchandise the packaged product in retail locations, and honeycomb protective packaging. In addition, we are a large producer of packaging for meat, fresh fruit and vegetables, processed food, beverages, and other industrial and consumer products. We also manufacture and sell white papers, including both commodity and specialty papers, which may have custom or specialized features such as colors, coatings, high brightness, and recycled content. We are headquartered in Lake Forest, Illinois and operate primarily in the United States.

This Item 2 is intended to supplement, and should be read in conjunction with, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2017 Annual Report on Form 10-K.

Executive Summary

Second quarter net sales were $1.77 billion in 2018 and $1.58 billion in 2017. We reported $187 million of net income, or $1.97 per diluted share, during the second quarter of 2018, compared to $143 million, or $1.52 per diluted share, during the same period in 2017. Net income included $10 million of expense for special items (discussed below) in the second quarter of 2018, compared to $0.5 million in 2017. Excluding special items, we recorded $197 million of net income, or $2.08 per diluted share, during the second quarter of 2018, compared to $144 million, or $1.52 per diluted share, in the second quarter of 2017. The increase was driven primarily by higher prices and mix and volumes in our Packaging segment, higher prices and mix in our Paper segment, lower wood and recycled fiber costs, and a favorable tax rate resulting primarily from Tax Reform changes.  These items were partially offset by higher operating and converting costs, higher freight expense, Wallula No. 3 paper machine conversion-related costs, higher annual outage expenses, and higher depreciation and other costs. For additional detail on special items included in reported GAAP results, see “Item 2. Reconciliations of Non-GAAP Financial Measures to Reported Amounts.”

Packaging segment income from operations was $273 million in the second quarter of 2018, compared to $226 million in the second quarter of 2017. Packaging segment earnings before interest, taxes, depreciation, amortization, and depletion (EBITDA) excluding special items was $363 million in the second quarter of 2018 compared to $305 million in the second quarter of 2017. The increase was due to higher containerboard and corrugated products prices and mix and sales and production volumes driven by strong demand, and lower wood and recycled fiber costs, partially offset by higher operating and converting costs, higher freight expense, higher annual outage expenses, Wallula No. 3 paper machine conversion-related costs, and depreciation and other costs.

Paper segment income from operations was $16 million in the second quarter of 2018, compared to income of $27 million in the second quarter of 2017. Paper segment EBITDA excluding special items was $38 million in the second quarter of 2018, compared to $41 million in the second quarter of 2017. The decrease was due to higher input and operating costs and higher freight expense, partially offset by higher prices and mix.

During the first six months of 2018 we reported $327 million of net income, or $3.46 per diluted share, compared to $261 million of net income, or $2.76 per diluted share, during the same period in 2017. Net income included $17 million of expense for special items (discussed below), compared to $3 million of expense for special items during the same period in 2017. Excluding special items, we recorded $344 million of net income, or $3.64 per diluted share, during the first six months of 2018, compared to $263 million of net income, or $2.79 per diluted share, in the first six months of 2017. The increase was driven primarily by higher containerboard and corrugated products prices and mix and sales and production volumes, higher Paper segment sales volume, lower wood and recycled fiber costs, and lower taxes, partially offset by higher operating and converting costs, higher freight and annual outage expense, Wallula No. 3 paper machine conversion-related costs, and higher depreciation and other costs.

Packaging segment income from operations was $498 million in the first six months of 2018, compared to $419 million in the same period in 2017. Packaging segment EBITDA excluding special items was $671 million in the first six months of 2018, compared to $579 million in the first six months of 2017. The increase was driven primarily by higher containerboard and corrugated products prices and mix and sales and production volumes, and lower wood and recycled fiber costs, partially offset by higher costs for labor, freight, and annual outages, Wallula No. 3 paper machine conversion-related costs, and depreciation and other costs.

Paper segment income from operations was $24 million in the first six months of 2018, compared to $55 million in the first six months of 2017. Paper segment EBITDA excluding special items was $69 million in the first six months of 2018, compared to $83 million in the same period in 2017. The decrease was due primarily to higher input and operating costs and higher freight expense, partially offset by higher sales volume and lower annual outage costs.

During the second quarter of 2018, the Company completed the first phase of the previously announced conversion of the No. 3 paper machine at the Wallula Mill to a virgin kraft linerboard machine. The second phase is expected to be completed in the fourth quarter of 2018. The Company incurred charges in the Paper and Packaging segments relating to these activities during the second quarter of 2018 as described below under “Special Items and Earnings per Diluted Share, Excluding Special Items,” and will incur future charges.

Special Items and Earnings per Diluted Share, Excluding Special Items

A reconciliation of reported earnings per diluted share to earnings per share, excluding special items, for the three and six months ended June 30, 2018 and 2017 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Earnings per diluted share, as reported	$1.97	$1.52	$3.46	$2.76
Special items:
Wallula mill restructuring (a)	0.11	—	0.18	—
DeRidder mill incident (b)	—	—	—	0.03
Facilities closure, integration-related, and other costs (c)(d)	—	—	—	0.01
Hexacomb working capital adjustment (e)	—	—	—	(0.01)
Total special items	0.11	—	0.18	0.03
Earnings per diluted share, excluding special items	$2.08	$1.52	$3.64	$2.79

(a)

For the three and six months ended June 30, 2018, includes $13.6 million and $22.4 million, respectively, of charges related to the discontinuation of production of uncoated free sheet and coated one-side grades at the Wallula, Washington mill in the second quarter of 2018 and conversion of the No. 3 paper machine to a high-performance 100% virgin kraft linerboard machine.

(b)	Includes $5.0 million of costs for the property damage and business interruption insurance deductible corresponding to the February 2017 explosion at our DeRidder, Louisiana mill.
(c)

For the three and six months ended June 30, 2018, includes $0.2 million and $0.5 million, respectively, of charges consisting of closure costs related to corrugated products facilities and a corporate administration facility.

(d)

For the three and six months ended June 30, 2017, includes $0.5 million and $1.3 million, respectively, of closure costs related to corrugated products facilities, integration costs related to the TimBar Corporation and Columbus Container Inc. acquisitions, and a lump sum settlement of a multiemployer pension plan withdrawal liability for one of our corrugated products facilities.

(e)	Includes $2.3 million of income related to a working capital adjustment from the April 2015 sale of our Hexacomb corrugated manufacturing operations in Europe and Mexico.

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

Industry and Business Conditions

Trade publications reported North American industry-wide corrugated products shipments with one additional working day increased 2.5%, and shipments per day were up 0.9%, during the second quarter of 2018 compared to the same quarter of 2017. Reported industry containerboard production remained flat compared to the second quarter of 2017. Reported industry containerboard inventories at the end of the second quarter of 2018 were approximately 2.4 million tons, up 2.5% compared to the same period in 2017; however, weeks of supply remained flat at 3.7. Reported containerboard export shipments were down 1.3% compared to the second quarter of 2017.  Trade publications reported no price change on domestic linerboard and corrugating medium during the second quarter of 2018.

The market for communication papers competes heavily with electronic data transmission and document storage alternatives. Increasing shifts to these alternatives have reduced usage of traditional print media and communication papers. Trade publications reported North American uncoated freesheet paper shipments were relatively flat in the second quarter of 2018, compared to the same quarter of 2017. Average prices reported by a trade publication for cut size office papers were higher by $66 per ton, or 6.9%, in the second quarter of 2018, compared to the second quarter of 2017.

Outlook

Looking ahead to the third quarter of 2018, we anticipate continued strong demand in our Packaging segment; however, corrugated products shipments will have one less shipping day during the quarter.  Although the majority of our previously announced price increases were recognized in the second quarter, we expect to implement most of the remaining portion during the third quarter.  In the Paper segment, we expect to complete the implementation of our previously announced paper price increases, although volumes should be lower than normal during this seasonally stronger period as we manage our already tight inventory levels around the scheduled outage at our Jackson Mill.  Finally, we should have lower operating costs related to the No. 3 machine at our Wallula Mill as the first phase of the conversion is now behind us. We expect continued inflation in most all of our operating costs, including slightly higher recycled fiber prices and incremental wage pressure with a tighter labor market.  In addition, we anticipate higher freight and logistics expenses, higher scheduled maintenance outage costs, as well as a slightly higher tax rate. Considering these items, we expect third quarter earnings, excluding special items, to be higher than second quarter 2018.

Results of Operations

Three Months Ended June 30, 2018, compared to Three Months Ended June 30, 2017

The historical results of operations of PCA for the three months ended June 30, 2018 and 2017 are set forth below (dollars in millions):

	Three Months Ended
	June 30,
	2018	2017		Change
Packaging	$1,496.2	$1,311.5		$184.7
Paper	250.8	253.7		(2.9)
Corporate and Other	60.5	55.9		4.6
Intersegment eliminations	(40.0)	(37.1)		(2.9)
Net sales	$1,767.5	$1,584.0		$183.5

Packaging	$273.2	$226.2	(b)	$47.0
Paper	16.2	27.2	(b)	(11.0)
Corporate and Other	(19.8)	(19.3)	(b)	(0.5)
Income from operations	$269.6	$234.1		$35.5
Interest expense, net and other	(24.3)	(25.5)	(b)	1.2
Income before taxes	245.3	208.6		36.7
Income tax provision	(58.7)	(65.4)		6.7
Net income	$186.6	$143.2		$43.4
Non-GAAP Measures (a)
Net income excluding special items	$197.0	$143.6		$53.4
Consolidated EBITDA	373.7	327.8	(b)	45.9
Consolidated EBITDA excluding special items	382.3	328.3	(b)	54.0
Packaging EBITDA	357.7	304.5	(b)	53.2
Packaging EBITDA excluding special items	362.8	305.0	(b)	57.8
Paper EBITDA	34.2	41.2	(b)	(7.0)
Paper EBITDA excluding special items	37.7	41.2	(b)	(3.5)

(a)	See “Reconciliations of Non-GAAP Financial Measures to Reported Amounts” included in this Item 2 for a reconciliation of non-GAAP measures to the most comparable GAAP measure.
(b)

Effective January 1, 2018, the Company adopted ASU 2017-07, Compensation: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost and applied this standard retrospectively to the prior period reflected herein.  See Note 2, New and Recently Adopted Accounting Standards and Note 18, Segment Information, for more information.

Net Sales

Net sales increased $184 million, or 11.6%, to $1,768 million during the three months ended June 30, 2018, compared to $1,584 million during the same period in 2017.

Packaging. Net sales increased $185 million, or 14.1%, to $1,496 million, compared to $1,311 million in the second quarter of 2017 due to increased containerboard and corrugated products volume ($111 million) and higher domestic and export containerboard and corrugated products prices and mix ($74 million). In the second quarter of 2018, our domestic containerboard prices increased 6.7%, and export prices increased 22.7%, compared to the same period in 2017. In the second quarter of 2018, containerboard outside shipments increased 15.0%, and total corrugated products shipments were up 8.3%, compared to the second quarter of 2017.

Paper. Net sales during the three months ended June 30, 2018 decreased $3 million, or 1.1%, to $251 million, compared to $254 million in the second quarter of 2017, due to decreased volume ($11 million), partially offset by favorable changes in prices and mix ($8 million).

Gross Profit

Gross profit increased $56 million during the three months ended June 30, 2018, compared to the same period in 2017. The increase was driven primarily by higher containerboard and corrugated products prices and mix and sales and production volumes and lower wood and recycled fiber costs, partially offset by higher operating costs. In the three months ended June 30, 2018, gross profit included special items of $6 million of Wallula Mill restructuring charges; there were no special items impacting gross profit in the same period last year.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses (“SG&A”) increased $8 million during the three months ended June 30, 2018, compared to the same period in 2017. The increase was primarily due to employee salaries and fringes ($6 million), the Sacramento Container acquisition ($3 million), and various other administrative expenses individually insignificant ($5 million). These increases were partially offset by certain expenses that were previously recorded in SG&A for the second quarter of 2017 which are now recorded in cost of sales for the second quarter 2018 ($6 million). Effective January 1, 2018, the Company adopted ASU 2014-09 (Topic 606): Revenue from Contracts with Customers using the modified retrospective method. The new standard provides additional clarity concerning contract fulfillment costs, which resulted in certain costs being classified as cost of sales rather than SG&A for 2018.

Other Income (Expense), Net

Other income (expense), net, for the three months ended June 30, 2018 and 2017 are set forth below (dollars in millions):

	Three Months Ended
	June 30,
	2018	2017
Wallula mill restructuring	(7.2)	—
Asset disposals and write-offs	$(4.1)	$(2.4)
DeRidder mill incident	—	2.5
Facilities closure, integration-related, and other costs	—	(0.5)
Other	(2.0)	(0.2)
Total	$(6.2)	$(0.6)

We discuss these items in more detail in Note 6, Other Income (Expense), Net of the Condensed Notes to Unaudited Quarterly Consolidated Financial Statements in “Part I, Item1. Financial Statements” of this Form 10-Q.

Income from Operations

Income from operations increased $36 million, or 15.2%, during the three months ended June 30, 2018, compared to the same period in 2017. The second quarter of 2018 included $14 million of expense for special items related to Wallula Mill restructuring. Second quarter 2017 included expense from special items of $0.5 million of closure costs related to corrugated products facilities and integration costs related to the TimBar Corporation and Columbus Container, Inc. acquisitions.

Packaging. Packaging segment income from operations increased $47 million to $273 million, compared to $226 million during the three months ended June 30, 2017. The increase related primarily to higher containerboard and corrugated products prices and mix ($64 million), higher containerboard and corrugated products sales and production volumes ($37 million), and lower wood and recycled fiber costs ($13 million), partially offset by higher operating and converting costs ($34 million), higher freight expense ($9 million), Wallula No. 3 paper machine conversion-related costs ($5 million), higher annual outage expense ($3 million), higher depreciation expense ($3 million), an insurance recovery received in 2017 related to the DeRidder incident ($3 million), and other expense primarily related to the disposal and transfer of fixed assets ($5 million). Special items during the second quarter of 2018 included $5 million of Wallula Mill restructuring charges. Special items for the second quarter 2017 included expense of $0.5 million which includes closure costs related to corrugated products facilities and integration costs related to the TimBar Corporation and Columbus Container, Inc. acquisitions.

Paper. Paper segment income from operations decreased $11 million to $16 million, compared to income of $27 million during the three months ended June 30, 2017. The decrease primarily related to higher input and operating costs ($5 million), higher freight expense ($4 million), and lower production volume ($2 million), partially offset by higher prices and mix ($7 million), and lower annual outage expense ($1 million). Special items during the second quarter of 2018 included $8 million of Wallula Mill restructuring charges; there were no special items in the second quarter of 2017.

Interest Expense and Income Taxes

Interest expense, net, and other decreased $1 million during the three months ended June 30, 2018, compared to the same period in 2017. The decrease in interest expense was primarily due to no term loan interest as these were repaid in December 2017 and no interest on the Company’s 6.50% Senior Notes as these were repaid in March 2018, partially offset by the interest on the new notes related to the December 2017 refinancing.

During the three months ended June 30, 2018, we recorded $59 million of income tax expense, compared to $65 million of expense during the three months ended June 30, 2017. The effective tax rate for the three months ended June 30, 2018 and 2017 was 23.9% and 31.4%, respectively. The decrease in our effective tax rate was primarily due to federal tax reform as a result of H.R. 1 (P.L. 115-97), originally known as the “Tax Cuts and Jobs Act”, which the President signed into law on December 22, 2017, partially offset by lower excess tax benefits from employee share-based payment awards under ASU 2016-09 in 2018 compared with the same period in 2017.

Six Months Ended June 30, 2018, compared to Six Months Ended June 30, 2017

The historical results of operations of PCA for the six months ended June 30, 2018 and 2017 are set forth below (dollars in millions):

	Six Months Ended
	June 30,
	2018	2017		Change
Packaging	$2,899.1	$2,568.4		$330.7
Paper	520.2	512.9		7.3
Corporate and Other	114.2	110.1		4.1
Intersegment eliminations	(75.4)	(70.9)		(4.5)
Net sales	$3,458.1	$3,120.5		$337.6

Packaging	$497.9	$418.6	(b)	$79.3
Paper	23.5	55.1	(b)	(31.6)
Corporate and Other	(38.9)	(36.2)	(b)	(2.7)
Income from operations	$482.5	$437.5		$45.0
Interest expense, net and other	(50.7)	(49.8)	(b)	(0.9)
Income before taxes	431.8	387.7		44.1
Income tax provision	(105.1)	(127.1)		22.0
Net income	$326.7	$260.6		$66.1
Non-GAAP Measures (a)
Net income excluding special items	$343.9	$263.3		$80.6
Consolidated EBITDA	694.7	623.7	(b)	71.0
Consolidated EBITDA excluding special items	704.1	627.7	(b)	76.4
Packaging EBITDA	665.6	574.1	(b)	91.5
Packaging EBITDA excluding special items	670.8	578.8	(b)	92.0
Paper EBITDA	64.8	83.1	(b)	(18.3)
Paper EBITDA excluding special items	69.0	83.1	(b)	(14.1)

(a)	See “Reconciliations of Non-GAAP Financial Measures to Reported Amounts” included in this Item 2 for a reconciliation of non-GAAP measures to the most comparable GAAP measure.
(b)

Effective January 1, 2018, the Company adopted ASU 2017-07, Compensation: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost and applied this standard retrospectively to the prior period reflected herein.  See Note 2, New and Recently Adopted Accounting Standards and Note 18, Segment Information, for more information.

Net Sales

Net sales increased $338 million, or 10.8%, to $3,458 million during the six months ended June 30, 2018, compared to $3,120 million during the same period in 2017.

Packaging. Net sales increased $331 million, or 12.9%, to $2,899 million, compared to $2,568 million in the six months ended June 30, 2017, due to increased containerboard and corrugated products volume ($195 million) and higher domestic and export containerboard and corrugated products prices and mix ($136 million). Our domestic containerboard prices in the first six months of 2018 increased 7.1%, and export prices increased 25.4%, compared to the same period in 2017. In the first six months of 2018, containerboard outside shipments increased 15.0%, and total corrugated products shipments were up 7.2%, compared to the same period in 2017. Prices reported by trade publications increased by $50 per ton for linerboard and corrugating medium during March 2018.

Paper. Net sales during the six months ended June 30, 2018 increased $7 million, or 1.4%, to $520 million, compared to $513 million in the six months ended June 30, 2017, due to increased volume ($5 million) and higher prices and mix ($2 million).

Gross Profit

Gross profit increased $74 million during the six months ended June 30, 2018, compared to the same period in 2017. The increase was driven primarily by higher containerboard and corrugated products prices and mix and sales and production volumes, higher Paper segment sales volumes, and lower costs for wood and recycled fiber, partially offset by higher operating costs and higher annual outage expense. In the six months ended June 30, 2018, gross profit included special items of $15 million, primarily related to Wallula Mill restructuring; there were no special items impacting gross profit in the same period last year.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses (“SG&A”) increased $15 million during the six months ended June 30, 2018, compared to the same period in 2017. The increase was primarily due to employee salaries and fringes ($11 million), the Sacramento Container acquisition ($5 million), outside professional services ($4 million), and various other administrative expenses individually insignificant ($7 million). These increases were partially offset by certain expenses that were previously recorded in SG&A for the second quarter of 2017 which are now recorded in cost of sales for the second quarter 2018 ($12 million). Effective January 1, 2018, the Company adopted ASU 2014-09 (Topic 606): Revenue from Contracts with Customers using the modified retrospective method. The new standard provides additional clarity concerning contract fulfillment costs, which resulted in certain costs being classified as cost of sales rather than SG&A for 2018.

Other Income (Expense), Net

Other income (expense), net, for the six months ended June 30, 2018 and 2017 are set forth below (dollars in millions):

	Six Months Ended
	June 30,
	2018	2017
Asset disposals and write-offs	$(9.2)	$(4.7)
Wallula mill restructuring	(7.9)	—
Facilities closure, integration-related, and other costs	(0.1)	(1.3)
DeRidder mill incident	—	(2.5)
Hexacomb working capital adjustment	—	2.3
Other	(4.4)	(1.4)
Total	$(21.6)	$(7.6)

We discuss these items in more detail in Note 6, Other Income (Expense), Net of the Condensed Notes to Unaudited Quarterly Consolidated Financial Statements in “Part I, Item1. Financial Statements” of this Form 10-Q.

Income from Operations

Income from operations increased $45 million, or 10.3%, during the six months ended June 30, 2018, compared to the same period in 2017. The first six months of 2018 included $23 million of expense for special items, primarily related to Wallula Mill restructuring. The six months ended June 30, 2017 included $5 million for the property damage and business interruption insurance deductible related to the DeRidder Mill incident; $1 million of charges consisting of closure costs related to corrugated products facilities, integration costs related to the TimBar Corporation and Columbus Container Inc. acquisitions, and costs related to a lump sum settlement payment for a multiemployer pension plan withdrawal liability; and $2 million of income related to a working capital adjustment from the April 2015 sale of our Hexacomb corrugated manufacturing operations in Europe and Mexico.

Packaging. Packaging segment income from operations increased $79 million to $498 million during the first six months of 2018 compared to the same period last year. The increase related primarily to higher containerboard and corrugated products prices and mix ($120 million), higher containerboard and corrugated products sales and production volumes ($65 million), and lower wood and recycled fiber costs ($21 million), partially offset by higher operating and converting costs ($65 million), higher annual outage expense ($24 million), higher freight expense ($15 million), higher depreciation expense ($6 million), Wallula No. 3 paper machine conversion-related costs ($5 million), an insurance recovery received in 2017 related to the DeRidder incident ($3 million), and other expense primarily related to the disposal and transfer of fixed assets ($7 million). Special items in the Packaging segment in the first six months of 2018 included $5 million of Wallula Mill restructuring charges.  The six months of 2017 included $5 million for the property damage and business interruption insurance deductible related to the DeRidder Mill incident; $1 million of charges consisting of closure costs related to corrugated products facilities, integration costs related to the TimBar Corporation and Columbus Container Inc. acquisitions, and costs related to a lump sum settlement payment for a multiemployer pension plan withdrawal liability; and $2 million of income related to a working capital adjustment from the April 2015 sale of our Hexacomb corrugated manufacturing operations in Europe and Mexico.

Paper. Paper segment income from operations decreased $32 million to $24 million, compared to the six months ended June 30, 2017. The decrease primarily related to higher input and operating costs ($14 million) and higher freight ($7 million), partially offset by lower annual outage expense ($6 million). Special items in the first six months of 2018 included $17 million of Wallula Mill restructuring charges; there were no special items in the first six months of 2017.

Interest Expense and Income Taxes

Interest expense, net, and other was $51 million during the six months ended June 30, 2018, compared to $50 million during the six months ended June 30, 2017. The increase in interest expense was primarily due to interest on the new notes related to the December 2017 refinancing, partially offset by no term loan interest as these were repaid in December 2017 and lower interest on the Company’s 6.50% Senior Notes as these were repaid in March 2018.

During the six months ended June 30, 2018, we recorded $105 million of income tax expense, compared to $127 million of expense during the six months ended June 30, 2017. The effective tax rate for the six months ended June 30, 2018 and 2017 was 24.3% and 32.8%, respectively. The decrease in our effective tax rate was primarily due to federal tax reform as a result of H.R. 1 (P.L. 115-97), originally known as the “Tax Cuts and Jobs Act”, which the President signed into law on December 22, 2017, partially offset by lower excess tax benefits from employee share-based payment awards under ASU 2016-09 in 2018 compared with the same period in 2017.

Liquidity and Capital Resources

Sources and Uses of Cash

Our primary sources of liquidity are net cash provided by operating activities and available borrowing capacity under our revolving credit facility. At June 30, 2018, we had $200 million of cash and $327 million of unused borrowing capacity under the revolving credit facility, net of letters of credit. Currently, our primary uses of cash are for operations, capital expenditures, acquisitions, debt service, repurchases of common stock, and declared common stock dividends. We believe that net cash generated from operating activities, cash on hand, available borrowings under our revolving credit facility, and available capital through access to capital markets will be adequate to meet our liquidity and capital requirements, including payments of any declared common stock dividends, for the foreseeable future. As our debt or credit facilities become due, we will need to repay, extend, or replace such facilities. Our ability to do so will be subject to future economic conditions and financial, business, and other factors, many of which are beyond our control.

Below is a summary table of our cash flows, followed by a discussion of our sources and uses of cash through operating activities, investing activities, and financing activities (dollars in millions):

	Six Months Ended
	June 30,
	2018	2017	Change
Net cash provided by (used for):
Operating activities	$533.5	$385.6	$147.9
Investing activities	(273.5)	(140.9)	(132.6)
Financing activities	(277.3)	(163.0)	(114.3)
Net (decrease) increase in cash and cash equivalents	$(17.3)	$81.7	$(99.0)

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

During the six months ended June 30, 2018, net cash provided by operating activities was $534 million, compared to $386 million in the same period in 2017, an increase of $148 million. Cash from operations excluding changes in cash used for operating assets and liabilities increased $126 million, primarily due to higher income from operations as discussed above. Cash increased by $22 million due to changes in operating assets and liabilities. The increase was primarily due to the following: (a) a reduction in taxes paid in 2018 as a result of Federal Tax Reform, and (b) the receipt of the DeRidder insurance proceeds in the first quarter of 2018. These changes were partially offset by an increase in accounts receivable related to higher sales volumes in the Packaging segment, as well as the timing of collections in the Paper segment.

Investing Activities

We used $274 million for investing activities during the six months ended June 30, 2018 compared to $141 million during the same period in 2017. We spent $274 million for internal capital investments during the six months ended June 30, 2018, compared to $139 million during the same period in 2017.

We expect capital investments in 2018 to be between $530 million and $550 million. These expenditures could increase or decrease as a result of a number of factors, including our financial results, strategic opportunities, future economic conditions, and our regulatory compliance requirements. We currently estimate capital expenditures to comply with environmental regulations will be about $8 million in 2018. Our estimated environmental expenditures could vary significantly depending upon the enactment of new environmental laws and regulations, including those related to greenhouse gas emissions and industrial boilers. For additional information, see “Environmental Matters” in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2017 Annual Report on Form 10-K.

Financing Activities

During the six months ended June 30, 2018, net cash used for financing activities was $277 million, compared to $163 million during the same period in 2017. The increase primarily relates to the $150 million repayment of our 6.5% senior notes that were due March 2018. During the comparable period in 2017, we made $34 million of principal payments on long-term variable rate debt and capital leases.

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

Reconciliations of Non-GAAP Financial Measures to Reported Amounts

Income from operations excluding special items, net income excluding special items, EBITDA, and EBITDA excluding special items are non-GAAP financial measures. Management excludes special items, as it believes that these items are not necessarily reflective of the ongoing operations of our business. These measures are presented because they provide a means to evaluate the performance of our segments and our Company on an ongoing basis using the same measures that are used by our management, because these measures assist in providing a meaningful comparison between periods and because these measures are frequently used by investors and other interested parties in the evaluation of companies and the performance of their segments. Any analysis of non-GAAP financial measures should be done in conjunction with results presented in accordance with GAAP. The non-GAAP measures are not intended to be substitutes for GAAP financial measures and should not be used as such. Reconciliations of the non-GAAP measures to the most comparable measure reported in accordance with GAAP for the three and six months ended June 30, 2018 and 2017 follow (dollars in millions):

	Three Months Ended June 30,
	2018			2017
	Income before Taxes	Income Taxes	Net Income	Income before Taxes	Income Taxes	Net Income
As reported in accordance with GAAP	$245.3	$(58.7)	$186.6	$208.6	$(65.4)	$143.2
Special items:
Wallula mill restructuring (a)	13.6	(3.4)	10.2	—	—	—
Facilities closure, integration-related, and other costs (a)(b)	0.2	—	0.2	0.5	(0.1)	0.4
Total special items	13.8	(3.4)	10.4	0.5	(0.1)	0.4
Excluding special items	$259.1	$(62.1)	$197.0	$209.1	$(65.5)	$143.6

	Six Months Ended June 30,
	2018			2017
	Income before Taxes	Income Taxes	Net Income	Income before Taxes	Income Taxes	Net Income
As reported in accordance with GAAP	$431.8	$(105.1)	$326.7	$387.7	$(127.1)	$260.6
Special items:
Wallula mill restructuring (a)	22.4	(5.6)	16.8	—	—	—
Facilities closure, integration-related, and other costs (a)(c)	0.5	(0.1)	0.4	1.3	(0.4)	0.9
DeRidder mill incident (c)	—	—	—	5.0	(1.7)	3.3
Hexacomb working capital adjustment (c)	—	—	—	(2.3)	0.8	(1.5)
Total special items	22.9	(5.7)	17.2	4.0	(1.3)	2.7
Excluding special items	$454.7	$(110.8)	$343.9	$391.7	$(128.4)	$263.3

(a)	The three and six months ended June 30, 2018 include the following:
1.	$0.2 million and $0.5 million, respectively, of charges consisting of closure costs related to corrugated products facilities and a corporate administration facility.
2.

$13.6 million and $22.4 million, respectively, of charges related to the announced second quarter 2018 discontinuation of uncoated free sheet and coated one-side grades at the Wallula, Washington mill in preparation for the conversion of the No. 3 paper machine to a high-performance 100% virgin kraft linerboard machine.

(b)

The three months ended June 30, 2017 include $0.5 million of charges consisting of closure costs related to corrugated products facilities and integration costs related to the TimBar Corporation and Columbus Container Inc. acquisitions.

(c)	The six months ended June 30, 2017 include the following:
1.

$1.3 million of charges consisting of closure costs related to corrugated products facilities, integration costs related to the TimBar Corporation and Columbus Container Inc. acquisitions, and costs related to a lump sum settlement payment of a multiemployer pension plan withdrawal liability for one of our corrugated products facilities.

2.	$5.0 million of costs for the property damage and business interruption insurance deductible corresponding to the February 2017 explosion at our DeRidder, Louisiana mill.
3.	$2.3 million of income related to a working capital adjustment from the April 2015 sale of our Hexacomb corrugated manufacturing operations in Europe and Mexico.

The following table reconciles net income to EBITDA and EBITDA excluding special items for the periods indicated (dollars in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net income	$186.6	$143.2	$326.7	$260.6
Interest expense, net and other	24.3	25.5	50.7	49.8
Income tax provision	58.7	65.4	105.1	127.1
Depreciation, amortization, and depletion	104.1	93.7	212.2	186.2
EBITDA	$373.7	$327.8	$694.7	$623.7

Special items:
Wallula mill restructuring	8.6	—	9.3	—
Facilities closure, integration-related, and other costs	—	0.5	0.1	1.3
DeRidder mill incident	—	—	—	5.0
Hexacomb working capital adjustment	—	—	—	(2.3)
Total special items	8.6	0.5	9.4	4.0
EBITDA excluding special items	$382.3	$328.3	$704.1	$627.7

The following table reconciles segment income (loss) to EBITDA and EBITDA excluding special items for the periods indicated (dollars in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Packaging
Segment income	$273.2	$226.2	$497.9	$418.6
Depreciation, amortization, and depletion	84.5	78.3	167.7	155.5
EBITDA	357.7	304.5	665.6	574.1
Wallula mill restructuring	5.1	—	5.1	—
Facilities closure, integration-related, and other costs	—	0.5	0.1	1.3
DeRidder mill incident	—	—	—	5.0
Hexacomb working capital adjustment	—	—	—	(1.6)
EBITDA excluding special items	$362.8	$305.0	$670.8	$578.8

Paper
Segment income	$16.2	$27.2	$23.5	$55.1
Depreciation, amortization, and depletion	18.0	14.0	41.3	28.0
EBITDA	34.2	41.2	64.8	83.1
Wallula mill restructuring	3.5	—	4.2	—
EBITDA excluding special items	$37.7	$41.2	$69.0	$83.1

Corporate and Other
Segment loss	$(19.8)	$(19.3)	$(38.9)	$(36.2)
Depreciation, amortization, and depletion	1.6	1.4	3.2	2.7
EBITDA	(18.2)	(17.9)	(35.7)	(33.5)
Hexacomb working capital adjustment	—	—	—	(0.7)
EBITDA excluding special items	$(18.2)	$(17.9)	$(35.7)	$(34.2)

EBITDA	$373.7	$327.8	$694.7	$623.7

EBITDA excluding special items	$382.3	$328.3	$704.1	$627.7

Market Risk and Risk Management Policies

PCA is exposed to the impact of interest rate changes and changes in the market value of its financial instruments. We periodically enter into derivatives to minimize these risks, but not for trading purposes. We were not a party to any derivatives-based arrangements at June 30, 2018. For a discussion of derivatives and hedging activities, see Note 13, Derivative Instruments and Hedging Activities, of the Notes to Consolidated Financial Statements in “Part II, Item 8. Financial Statements and Supplementary Data” of our 2017 Annual Report on Form 10-K.

At June 30, 2018 interest rates on 100% of PCA’s outstanding debt are fixed.

Off-Balance-Sheet Activities

The Company does not have any off-balance sheet arrangements as of June 30, 2018.

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

PCA has included in its 2017 Annual Report on Form 10-K a discussion of its critical accounting policies and estimates which require management’s most difficult, subjective, or complex judgments used in the preparation of its consolidated financial statements. PCA has not had any changes to these critical accounting estimates during the first six months of 2018.

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

Prior to filing this report, PCA completed an evaluation under the supervision and with the participation of PCA’s management, including PCA’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of PCA’s disclosure controls and procedures as of June 30, 2018. The evaluation of PCA’s disclosure controls and procedures included a review of the controls’ objectives and design, PCA’s implementation of the controls, and the effect of the controls on the information generated for use in this report. Based on this evaluation, PCA’s Chief Executive Officer and Chief Financial Officer concluded that PCA’s disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2018.

Changes in Internal Control over Financial Reporting

On October 2, 2017, PCA acquired Sacramento Container Corporation (“Sacramento Container”). We are currently in the process of evaluating and integrating Sacramento Container’s controls over financial reporting, which may result in changes or additions to PCA’s internal control over financial reporting. Under guidelines established by the SEC, companies are permitted to exclude acquisitions from their assessment of internal control over financial reporting during the first year of an acquisition while integrating the acquired company. We excluded Sacramento Container from the assessment of internal control over financial reporting at June 30, 2018. Except as may relate to the integration of the Sacramento Container acquisition, there were no other changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the most recent fiscal quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. For the six months ended June 30, 2018, Sacramento Container accounted for approximately 5% of the Company’s consolidated total assets and 3% of consolidated net sales.

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

The following table presents information related to our repurchases of common stock made under repurchase plans authorized by PCA's Board of Directors, and shares withheld to cover taxes on vesting of equity awards, during the three months ended June 30, 2018:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in millions)
April 1-30, 2018	732	$109.93	—	$193.0
May 1-31, 2018	—	—	—	193.0
June 1-30, 2018	65,999	114.93	—	193.0
Total	66,731	$114.87	—	$193.0

(a)	All shares were withheld from employees to cover income and payroll taxes on equity awards that vested during the period.
Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS

Exhibit Number	Description

10.1	Form of Executive Officer Restricted Stock Award (June 26, 2018). †

10.2	Form of Executive Officer Performance Unit Award – ROIC (June 26, 2018). †

10.3	Form of Executive Officer Performance Unit Award – TSR (June 26, 2018). †

31.1	Certification of Chief Executive Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. †

31.2	Certification of Chief Financial Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. †

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †

101

The following financial information from Packaging Corporation of America’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Income and Comprehensive Income for the three and six months ended June 30, 2018 and 2017, (ii) Consolidated Balance Sheets at June 30, 2018 and December 31, 2017, (iii) Consolidated Statements of Cash Flows for the six months ended June 30, 2018 and 2017, and (iv) the Condensed Notes to Unaudited Quarterly Consolidated Financial Statements. †

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

Date: August 8, 2018