Form 10-Q
period 2019-06-30
PACKAGING CORP OF AMERICA
filed 2019-08-02
CIK 75677

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

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

As of July 26, 2019 the Registrant had outstanding 94,662,821 shares of common stock, par value $0.01 per share.

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

i

PART I

FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

Packaging Corporation of America

Consolidated Statements of Income and Comprehensive Income

(unaudited, dollars in millions, except per-share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Statements of Income:
Net sales	$1,759.9	$1,767.5	$3,493.6	$3,458.1
Cost of sales	(1,332.0)	(1,346.9)	(2,644.3)	(2,681.4)
Gross profit	427.9	420.6	849.3	776.7
Selling, general and administrative expenses	(143.7)	(137.7)	(283.7)	(272.6)
Other expense, net	(3.8)	(13.3)	(9.8)	(21.6)
Income from operations	280.4	269.6	555.8	482.5
Non-operating pension expense	(2.0)	(0.5)	(4.1)	(1.1)
Interest expense, net	(22.4)	(23.8)	(46.4)	(49.6)
Income before taxes	256.0	245.3	505.3	431.8
Provision for income taxes	(62.4)	(58.7)	(124.9)	(105.1)
Net income	$193.6	$186.6	$380.4	$326.7
Net income per common share:
Basic	$2.05	$1.98	$4.03	$3.46
Diluted	$2.04	$1.97	$4.02	$3.46
Dividends declared per common share	$0.79	$0.79	$1.58	$1.42
Statements of Comprehensive Income:
Net income	$193.6	$186.6	$380.4	$326.7
Other comprehensive income, net of tax:
Foreign currency translation adjustment	—	—	—	(0.1)
Reclassification adjustments to cash flow hedges included in net income, net of tax of $0.3 million, $0.3 million, $0.7 million, and $0.7 million	1.0	1.0	1.9	2.0
Amortization of pension and postretirement plans actuarial loss and prior service cost, net of tax of $0.8 million, $1.0 million, $1.6 million, and $1.9 million	2.3	3.0	4.7	6.0
Other comprehensive income	3.3	4.0	6.6	7.9
Comprehensive income	$196.9	$190.6	$387.0	$334.6

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Packaging Corporation of America

Consolidated Balance Sheets

(unaudited, dollars and shares in millions, except per-share data)

	June 30,	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$569.4	$361.5
Accounts receivable, net of allowance for doubtful accounts and customer deductions of $12.8 million and $13.6 million as of June 30, 2019, and December 31, 2018, respectively	947.0	901.9
Inventories	815.7	795.6
Prepaid expenses and other current assets	59.2	39.4
Federal and state income taxes receivable	11.4	16.7
Total current assets	2,402.7	2,115.1
Property, plant, and equipment, net	3,107.2	3,108.6
Operating lease right-of-use assets	238.0	—
Goodwill	918.7	917.3
Other intangible assets, net	358.2	378.2
Other long-term assets	49.6	50.5
Total assets	$7,074.4	$6,569.7
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Finance lease obligations	$1.5	$1.4
Operating lease obligations	59.9	—
Accounts payable	382.8	382.2
Dividends payable	75.9	76.1
Accrued liabilities	197.9	222.4
Accrued interest	11.6	11.5
Total current liabilities	729.6	693.6
Long-term liabilities:
Long-term debt	2,485.4	2,483.7
Finance lease obligations	16.8	17.6
Operating lease obligations	183.4	—
Deferred income taxes	314.8	285.2
Compensation and benefits	364.9	357.5
Other long-term liabilities	58.3	59.7
Total long-term liabilities	3,423.6	3,203.7
Commitments and contingent liabilities
Stockholders' equity:
Common stock, par value $0.01 per share, 300.0 million shares authorized, 94.7 and 94.5 million shares issued as of June 30, 2019, and December 31, 2018, respectively	0.9	0.9
Additional paid in capital	513.3	494.5
Retained earnings	2,539.2	2,315.8
Accumulated other comprehensive loss	(132.2)	(138.8)
Total stockholders' equity	2,921.2	2,672.4
Total liabilities and stockholders' equity	$7,074.4	$6,569.7

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Packaging Corporation of America

Consolidated Statements of Cash Flows

(unaudited, dollars in millions)

	Six Months Ended
	June 30,
	2019	2018
Cash Flows from Operating Activities:
Net income	$380.4	$326.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization of intangibles	190.7	212.2
Amortization of deferred financing costs	4.3	4.4
Share-based compensation expense	18.6	10.7
Deferred income tax provision	26.9	30.1
Loss on asset disposals	1.9	3.3
Pension and post-retirement benefits expense, net of contributions	11.3	9.0
Other, net	8.7	0.5
Changes in operating assets and liabilities:
Increase in assets —
Accounts receivable	(44.9)	(82.7)
Inventories	(20.1)	(5.7)
Prepaid expenses and other current assets	(21.2)	(19.2)
Increase (decrease) in liabilities —
Accounts payable	(1.8)	11.0
Accrued liabilities	(22.3)	(19.7)
Federal and state income taxes payable / receivable	5.9	52.9
Net cash provided by operating activities	538.4	533.5
Cash Flows from Investing Activities:
Additions to property, plant, and equipment	(170.9)	(273.9)
Additions to other long term assets	(1.8)	(2.7)
Proceeds from disposals	1.2	0.5
Other, net	(1.3)	2.6
Net cash used for investing activities	(172.8)	(273.5)
Cash Flows from Financing Activities:
Repayments of debt and finance lease obligations	(0.7)	(150.7)
Common stock dividends paid	(149.3)	(118.9)
Shares withheld to cover employee restricted stock taxes	(7.7)	(7.7)
Net cash used for financing activities	(157.7)	(277.3)
Net increase (decrease) in cash and cash equivalents	207.9	(17.3)
Cash and cash equivalents, beginning of period	361.5	216.9
Cash and cash equivalents, end of period	$569.4	$199.6

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Packaging Corporation of America

Consolidated Statements of Changes in Stockholders’ Equity

(unaudited, dollars in millions and shares in thousands)

	Common Stock		Additional Paid in	Retained	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Earnings	Loss	Equity
Balance at April 1, 2019	94,494	$0.9	$501.4	$2,427.8	$(135.5)	$2,794.6
Common stock withheld and retired to cover taxes on vested stock awards	(83)	—	(0.6)	(7.1)	—	(7.7)
Common stock dividends declared	—	—	—	(74.9)	—	(74.9)
Share-based compensation	255	—	12.5	—	—	12.5
Other	—	—	—	(0.2)	—	(0.2)
Comprehensive income	—	—	—	193.6	3.3	196.9
Balance at June 30, 2019	94,666	$0.9	$513.3	$2,539.2	$(132.2)	$2,921.2

	Common Stock		Additional Paid in	Retained	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Earnings	Loss	Equity
Balance at April 1, 2018	94,348	$0.9	$476.3	$1,949.6	$(153.0)	$2,273.8
Common stock withheld and retired to cover taxes on vested stock awards	(67)	—	(0.4)	(7.2)	—	(7.6)
Common stock dividends declared	—	—	—	(74.8)	—	(74.8)
Share-based compensation	219	—	6.0	—	—	6.0
Other	—	—	0.2	(0.2)	—	—
Comprehensive income	—	—	—	186.6	4.0	190.6
Balance at June 30, 2018	94,500	$0.9	$482.1	$2,054.0	$(149.0)	$2,388.0

	Common Stock		Additional Paid in	Retained	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Earnings	Loss	Equity
Balance at January 1, 2019	94,497	$0.9	$494.5	$2,315.8	$(138.8)	$2,672.4
Common stock withheld and retired to cover taxes on vested stock awards	(83)	—	(0.6)	(7.1)	—	(7.7)
Common stock dividends declared	—	—	—	(149.7)	—	(149.7)
Share-based compensation	252	—	19.4	—	—	19.4
Other	—	—	—	(0.2)	—	(0.2)
Comprehensive income	—	—	—	380.4	6.6	387.0
Balance at June 30, 2019	94,666	$0.9	$513.3	$2,539.2	$(132.2)	$2,921.2

	Common Stock		Additional Paid in	Retained	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Earnings	Loss	Equity
Balance at January 1, 2018	94,350	$0.9	$471.2	$1,867.4	$(156.9)	$2,182.6
Common stock withheld and retired to cover taxes on vested stock awards	(67)	—	(0.4)	(7.3)	—	(7.7)
Common stock dividends declared	—	—	—	(134.2)	—	(134.2)
Adoption of ASC 606	—	—	—	1.6	—	1.6
Share-based compensation	217	—	11.1	—	—	11.1
Other	—	—	0.2	(0.2)	—	—
Comprehensive income	—	—	—	326.7	7.9	334.6
Balance at June 30, 2018	94,500	$0.9	$482.1	$2,054.0	$(149.0)	$2,388.0

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

The consolidated financial statements of PCA as June 30, 2019 and for the three and six months ended June 30, 2019 and 2018 are unaudited but include all adjustments (consisting only of normal recurring adjustments) that management considers necessary for a fair presentation of such financial statements. The preparation of the consolidated financial statements involves the use of estimates and accruals. Actual results may vary from those estimates. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with Article 10 of Regulation S-X of the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete audited financial statements. Operating results for the three and six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. These consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2018.

The consolidated financial statements include the accounts of PCA and its majority-owned subsidiaries after elimination of intercompany balances and transactions.

2.	New and Recently Adopted Accounting Standards

Recently Adopted Accounting Standards

Effective January 1, 2019, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2016-02 (Topic 842): Leases, which requires the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous guidance. The original guidance required application on a modified retrospective basis with the earliest period presented. In July 2018, the FASB issued ASU 2018-11, Targeted Improvements to ASC 842, which included an option to not restate comparative periods in transition and elect to use the effective date of ASC 842, Leases, as the date of initial application of transition, which we elected. As a result of the adoption of ASC 842 on January 1, 2019, we recorded operating lease liabilities of $228 million, with corresponding right of use (“ROU”) assets of the same amount. In addition, we elected the package of practical expedients permitted under the transition guidance within the new standard, which allowed us to carry forward the historical lease classification and not to reassess whether existing or expired contracts contain a lease. We also elected the short-term lease recognition exemption, which permits us to exclude short-term leases (i.e. leases with terms of 12 months or less) from the recognition requirements of this standard, and we elected to account for lease and non-lease components as a single lease component for all classes of underlying assets except for embedded leases. The adoption of ASC 842 had an immaterial impact on our consolidated net earnings, liquidity and debt covenants under our current agreements for the three- and six-month periods ended June 30, 2019. See Note 3, Leases, for more information.

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

New Accounting Standards Not Yet Adopted

In August 2018, the FASB issued ASU 2018-15, Intangibles – Goodwill and Other – Internal Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which includes amendments to align the accounting for costs incurred to implement a cloud computing arrangement that is a service contract with the guidance on capitalizing costs associated with developing or obtaining internal-use software. The accounting for the service component of a hosting arrangement that is a service contract is not affected by the amendments in this update. The ASU is effective for annual and interim periods beginning after December 15, 2019. Early adoption is permitted. The Company is currently evaluating the impact of the new guidance.

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

To determine the lease term, we include the non-cancellable period of the lease together with the following: all periods covered by an option to extend the lease if we are reasonably certain to exercise that option; any periods covered by an option to terminate the lease if we are reasonably certain not to exercise that option; and any periods covered by an option to extend or not to terminate the lease that are controlled by the lessor. The exercising of lease renewal options is based on whether future economic benefit is expected to be derived from the renewal. Most of our real estate leases contain at least one renewal option. Renewal options generally range from 1 to 5 years. Although equipment leases may also contain renewal options, we typically do not expect to extend and/or exercise these renewal options unless a compelling business reason is provided to management.

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

Supplemental balance sheet information related to our leases was as follows (dollars in millions):

June 30, 2019
Operating leases:
Operating lease right-of-use assets	$238.0

Current portion of operating lease obligations	$59.9
Long-term portion of operating lease obligations	183.4
Total operating lease obligations	$243.3

Finance leases:
Buildings	$0.3
Machinery and equipment	28.5
Total	28.8
Less accumulated amortization	(17.4)
Total	$11.4

Current portion of finance lease obligations	$1.5
Long-term portion of finance lease obligations	16.8
Total finance lease obligations	$18.3

Weighted-average remaining lease term (years):
Operating leases	5.9
Finance leases	9.3
Weighted-average discount rate:
Operating leases	4.38%
Finance leases	6.66%

The components of lease expense were as follows (dollars in millions):

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Finance lease cost:
Amortization of finance lease assets	$0.4	$0.7
Interest on lease liabilities	0.3	0.6
Total finance lease cost	0.7	1.3
Operating lease cost	17.3	34.7
Short-term lease cost	6.4	10.7
Variable lease cost	3.9	9.8
Total lease cost	$28.3	$56.5

Supplemental cash flow information related to leases was as follows (dollars in millions):

Six Months Ended
June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$(29.5)
Operating cash flows for finance leases	(0.7)
Financing cash flows for finance leases	(0.6)
Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	$(16.1)
Finance leases	—

Supplemental non-cash information on changes in lease liabilities	$28.8
Supplemental non-cash information on changes in right-of-use assets	$6.1

The maturities of lease liabilities for operating and finance leases at June 30, 2019 were as follows (dollars in millions):

	Operating Leases	Finance Leases
2019	$35.6	$1.3
2020	64.3	2.7
2021	53.7	2.7
2022	36.8	2.7
2023	24.0	2.7
Thereafter	62.9	12.5
Total lease payments	277.3	24.6
Less imputed interest (a)	(34.0)	(6.3)
Present value of lease liabilities	$243.3	$18.3

(a)	Calculated using the incremental borrowing rate for each lease applied to the future payments.

The maturities of lease liabilities at December 31, 2018 under ASC 840 were as follows (dollars in millions):

	Operating Leases	Finance Leases
2019	$70.1	$2.7
2020	58.7	2.7
2021	47.4	2.7
2022	29.9	2.7
2023	17.8	2.7
Thereafter	46.4	12.4
Total lease payments	$270.3	25.9
Less imputed interest (b)		(6.9)
Present value of lease liabilities		$19.0

(b)	Calculated using the incremental borrowing rate for each lease applied to the future payments.

4.	Revenue

Revenue Recognition

Revenue is recognized when control of the promised goods or services is transferred to customers in an amount that reflects the consideration expected to be received in exchange for those goods or services. Sales, value added, and other taxes collected concurrently with revenue-producing activities are excluded from revenue.

The following table presents our revenues disaggregated by product line (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Packaging	$1,504.6	$1,496.2	$2,982.2	$2,899.1
Paper	237.8	250.8	477.5	520.2
Corporate and Other	17.5	20.5	33.9	38.8
Total revenue	$1,759.9	$1,767.5	$3,493.6	$3,458.1

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

Englander dZignPak

On October 9, 2018, PCA acquired the assets of Englander dZignPak (“Englander”), a corrugated products manufacturer, for $56.3 million. The assets include two sheet plants located in Waco, Texas and Carrollton, Texas. Sales and total assets of the acquired company are not material to our overall sales and total assets. Operating results of the acquired assets subsequent to October 9, 2018 are included in our Packaging segment’s 2018 operating results. The total purchase price has been allocated to the assets acquired and liabilities assumed based on fair values at the date of acquisition, of which $28.6 million was allocated to goodwill (which is deductible for tax purposes) and $14.1 million to intangible assets (to be amortized over a weighted average life of approximately 9.7 years), primarily customer relationships, in the Packaging segment.

During the second quarter of 2019, we paid $1.4 million to the seller related to a final working capital adjustment. We recorded the adjustment as an increase to goodwill, which increased the purchase price to $57.7 million.

6.	Earnings Per Share

The following table sets forth the computation of basic and diluted income per common share for the periods presented (dollars and shares in millions, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Numerator:	2019	2018	2019	2018
Net income	$193.6	$186.6	$380.4	$326.7
Less: distributed and undistributed earnings allocated to participating securities	(1.5)	(1.4)	(2.9)	(2.5)
Net income attributable to common shareholders	$192.1	$185.2	$377.5	$324.2
Denominator:
Weighted average basic common shares outstanding	93.8	93.6	93.8	93.6
Effect of dilutive securities	0.2	0.2	0.2	0.2
Weighted average diluted common shares outstanding	94.0	93.8	94.0	93.8
Basic income per common share	$2.05	$1.98	$4.03	$3.46
Diluted income per common share	$2.04	$1.97	$4.02	$3.46

7.	Other Income (Expense), Net

The components of other income (expense), net, were as follows (dollars in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Asset disposals and write-offs	$(4.5)	$(4.1)	$(8.8)	$(9.2)
Wallula mill restructuring (a)	—	(7.2)	(0.4)	(7.9)
Facilities closure and other costs (b)	—	—	—	(0.1)
Other	0.7	(2.0)	(0.6)	(4.4)
Total	$(3.8)	$(13.3)	$(9.8)	$(21.6)

(a)

Includes charges related to the discontinuation of production of uncoated free sheet and coated one-side grades at the Wallula, Washington mill in the second quarter of 2018 and the conversion of the No. 3 paper machine to a high-performance 100% virgin kraft linerboard machine.

(b)	Includes charges consisting of closure costs related to corrugated products facilities.

8.	Income Taxes

For the three months ended June 30, 2019 and 2018, we recorded $62.4 million and $58.7 million of income tax expense and had an effective tax rate of 24.4% and 23.9%, respectively. For the six months ended June 30, 2019 and 2018, we recorded $124.9 million and $105.1 million of income tax expense and had an effective tax rate of 24.7% and 24.3%, respectively. The increase in our effective tax rate for both the three and six months ended June 30, 2019 compared with the same period in 2018 was due to higher state and local income taxes net of the federal benefit and higher employee compensation related impacts from restricted stock vests with a lower excess tax benefit (ASU 2016-09) and from the elimination of the performance based exclusion in tax reform.

Our effective tax rate may differ from the federal statutory income tax rate of 21.0% due primarily to the effect of state and local income taxes. During the six months ended June 30, 2019 and 2018, cash paid for taxes, net of refunds received, was $92.1 million and $22.2 million, respectively. The increase in cash tax payments between the periods is primarily due to the 2018 use of a federal overpayment carryforward from the 2017 tax year resulting from tax reform related changes.

During the three and six months ended June 30, 2019, there were no significant changes to our uncertain tax positions. For more information, see Note 7, Income Taxes, of the Notes to Consolidated Financial Statements in “Part II, Item 8. Financial Statements and Supplementary Data” of our 2018 Annual Report on Form 10-K.

9.	Inventories

We value our raw materials, work in process, and finished goods inventories using lower of cost, as determined by the average cost method, or market. Supplies and materials are valued at the first-in, first-out (FIFO) or average cost methods.

The components of inventories were as follows (dollars in millions):

	June 30,	December 31,
	2019	2018
Raw materials	$303.5	$307.8
Work in process	14.3	13.9
Finished goods	213.9	199.0
Supplies and materials	284.0	274.9
Inventories	$815.7	$795.6

10.	Property, Plant, and Equipment

The components of property, plant, and equipment were as follows (dollars in millions):

	June 30,	December 31,
	2019	2018
Land and land improvements	$167.7	$161.9
Buildings	812.0	795.5
Machinery and equipment	5,603.6	5,481.6
Construction in progress	172.2	176.7
Other	78.1	75.4
Property, plant and equipment, at cost	6,833.6	6,691.1
Less accumulated depreciation	(3,726.4)	(3,582.5)
Property, plant, and equipment, net	$3,107.2	$3,108.6

Depreciation expense for the three months ended June 30, 2019 and 2018 was $85.8 million and $91.6 million, respectively. During the six months ended June 30, 2019 and 2018, depreciation expense was $171.0 million and $186.2 million, respectively. We recognized $0.2 million and $13.5 million of incremental depreciation expense during the six months ended June 30, 2019 and 2018, respectively, as a result of shortening the useful lives of certain assets primarily related to the Wallula mill restructuring.

At June 30, 2019 and December 31, 2018, purchases of property, plant, and equipment included in accounts payable were $27.0 million and $24.7 million, respectively.
11.	Goodwill and Intangible Assets

Goodwill

Goodwill represents the excess of the cost of an acquired business over the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed in a business combination. At June 30, 2019 and December 31, 2018, we had $863.5 million and $862.1 million of goodwill recorded in our Packaging segment, respectively. At both June 30, 2019 and December 31, 2018, we had $55.2 million of goodwill recorded in our Paper segment.

Changes in the carrying amount of our goodwill are as follows (dollars in millions):

Goodwill
Balance at January 1, 2019	$917.3
Acquisitions (a)	1.4
Balance at June 30, 2019	$918.7

(a)	During the three months ended June 30, 2019, the Company recorded a $1.4 million adjustment to increase the goodwill balance for the Company’s October 2018 acquisition of Englander.

Intangible Assets

Intangible assets are primarily comprised of customer relationships and trademarks and trade names.

The weighted average remaining useful life, gross carrying amount, and accumulated amortization of our intangible assets were as follows (dollars in millions):

	June 30, 2019			December 31, 2018
	Weighted Average Remaining Useful Life (in Years)	Gross Carrying Amount	Accumulated Amortization	Weighted Average Remaining Useful Life (in Years)	Gross Carrying Amount	Accumulated Amortization
Customer relationships (b)	10.4	$503.8	$162.4	10.9	$504.6	$144.5
Trademarks and trade names	9.7	34.8	19.3	10.1	34.8	18.3
Other	2.5	4.3	3.0	3.0	4.3	2.7
Total intangible assets (excluding goodwill)	10.3	$542.9	$184.7	10.8	$543.7	$165.5

(b)

During the second quarter of 2019, a corrugated products facility sold part of its operations which included existing inventory, certain production equipment, and customer relationships corresponding to the operations sold. As a result, the gross carrying amount for the customer relationships intangible asset was decreased by $0.7 million.

During the six months ended June 30, 2019 and 2018, amortization expense was $19.2 million and $20.5 million, respectively.

12.	Accrued Liabilities

The components of accrued liabilities were as follows (dollars in millions):

	June 30,	December 31,
	2019	2018
Compensation and benefits	$106.1	$136.7
Medical insurance and workers’ compensation	27.5	27.5
Customer volume discounts and rebates	22.1	25.2
Franchise, property, sales and use taxes	21.1	13.4
Environmental liabilities and asset retirement obligations	5.0	5.0
Severance, retention, and relocation	4.0	2.2
Other	12.1	12.4
Total	$197.9	$222.4

13.	Debt

For the six months ended June 30, 2019 and 2018, cash payments for interest were $45.8 million and $51.1 million, respectively.

Included in interest expense, net are amortization of treasury lock settlements and amortization of financing costs. For both the three months ended June 30, 2019 and 2018, amortization of treasury lock settlements was $1.3 million, and for the six months ended June 30, 2019 and 2018, amortization of treasury locks was $2.6 million and $2.7 million, respectively. For both the three months ended June 30, 2019 and 2018, amortization of financing costs was $0.7 million, and during the six months ended June 30, 2019 and 2018, amortization of financing costs was $1.4 million and $1.3 million, respectively.

At June 30, 2019, we had $2,496.7 million of fixed-rate senior notes outstanding. The fair value of our fixed-rate debt was estimated to be $2,582.2 million. The difference between the book value and fair value is due to the difference between the period-end market interest rate and the stated rate of our fixed-rate debt. We estimated the fair value of our fixed-rate debt using quoted market prices (Level 2 inputs) within the fair value hierarchy, which is further defined in Note 2, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements in "Part II, Item 8. Financial Statements and Supplementary Data" of our 2018 Annual Report on Form 10-K.

For more information on our long-term debt and interest rates on that debt, see Note 10, Debt, of the Notes to Consolidated Financial Statements in "Part II, Item 8. Financial Statements and Supplementary Data" of our 2018 Annual Report on Form 10-K.

14.	Employee Benefit Plans and Other Postretirement Benefits

The components of net periodic benefit cost for our pension plans were as follows (dollars in millions):

	Pension Plans
	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Service cost	$6.2	$6.2	$12.3	$12.4
Interest cost	11.7	10.6	23.5	21.3
Expected return on plan assets	(13.0)	(14.2)	(26.0)	(28.3)
Net amortization of unrecognized amounts
Prior service cost	1.6	1.8	3.1	3.4
Actuarial loss	1.7	2.3	3.5	4.6
Net periodic benefit cost	$8.2	$6.7	$16.4	$13.4

PCA makes pension plan contributions that are sufficient to fund its actuarially determined costs, generally equal to the minimum amounts required by the Employee Retirement Income Security Act (ERISA). From time to time, PCA may make additional discretionary contributions based on the funded status of the plans, tax deductibility, income from operations, and other factors. During the three and six months ended June 30, 2019 and 2018, payments to our nonqualified pension plans were insignificant. For the three and six months ended June 30, 2019, we made contributions of $3.9 million and $4.6 million, respectively, to our qualified pension plans. We made contributions of $1.0 million and $3.2 million to our qualified plans during the three and six months ended June 30, 2018, respectively. We expect to contribute at least the estimated required minimum contributions to our qualified pension plans of approximately $15.8 million in 2019.

For the three and six months ended June 30, 2019 and 2018, the net periodic benefit cost for our postretirement plans was insignificant.

15.	Share-Based Compensation

The Company has a long-term equity incentive plan, which allows for grants of restricted stock, performance awards, stock appreciation rights, and stock options to directors, officers, and employees, as well as others who engage in services for PCA. The plan, as amended, terminates May 1, 2023 and authorizes 10.6 million shares of common stock for grant over the life of the plan. As of June 30, 2019, 0.4 million shares were available for future grants under the plan. Forfeitures are added back to the pool of shares of common stock available to be granted at a future date.

The following table presents restricted stock and performance unit award activity for the six months ended June 30, 2019:

	Restricted Stock		Performance Units
	Shares	Weighted Average Grant- Date Fair Value	Shares	Weighted Average Grant- Date Fair Value
Outstanding at January 1, 2019	743,591	$86.90	266,704	$90.01
Granted	199,185	95.45	115,608	96.98
Vested	(198,292)	67.62	(59,165)	67.84
Forfeitures	(6,530)	102.74	—	—
Outstanding at June 30, 2019	737,954	$94.25	323,147	$96.56

Compensation Expense

Our share-based compensation expense is recorded in "Selling, general, and administrative expenses." Compensation expense for share-based awards recognized in the Consolidated Statements of Income, net of forfeitures, was as follows (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Restricted stock	$10.8	$5.0	$15.7	$8.9
Performance units	0.9	0.6	2.9	1.8
Total share-based compensation expense	11.7	5.6	18.6	10.7
Income tax benefit	(3.0)	(1.4)	(4.7)	(2.7)
Share-based compensation expense, net of tax benefit	$8.7	$4.2	$13.9	$8.0

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

Performance unit awards are earned based on the achievement of defined performance rankings of Return on Invested Capital (ROIC) or Total Shareholder Return (TSR) compared to ROIC and TSR for peer companies. For performance unit awards made in 2019 and 2018, in terms of grant date value, 50% used TSR as the performance measure and 50% used ROIC as the performance measure. The ROIC component of performance unit awards is valued based on the closing price of the stock on the grant date. As the ROIC component contains a performance condition, compensation expense, net of estimated forfeitures, is recorded over the requisite service period based on the most probable number of awards expected to vest. The TSR component of performance unit awards is valued using a Monte Carlo simulation as the TSR component contains a market condition. The Monte Carlo simulation estimates the fair value of the TSR component based on the expected term of the award, a risk-free interest rate, expected dividends, and expected volatility of the Company’s common stock and the common stock of the peer companies. Compensation expense is recorded ratably over the expected term of the award.

The unrecognized compensation expense for all share-based awards at June 30, 2019 was as follows (dollars in millions):

	June 30, 2019
	Unrecognized Compensation Expense	Remaining Weighted Average Recognition Period (in years)
Restricted stock	$34.7	2.9
Performance units	21.6	2.8
Total unrecognized share-based compensation expense	$56.3	2.9

16.	Stockholders' Equity

Dividends

During the six months ended June 30, 2019, we paid $149.3 million of dividends to shareholders. On May 7, 2019, PCA’s Board of Directors declared a regular quarterly cash dividend of $0.79 per share of common stock, which was paid on July 15, 2019 to shareholders of record as of June 14, 2019. The dividend payment was $74.7 million.

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

The Company did not repurchase any shares of its common stock under this authority during the three and six months ended June 30, 2019. At June 30, 2019, $193.0 million of the authorized amount remained available for repurchase of the Company’s common stock.

Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) (AOCI) by component were as follows (dollars in millions). Amounts in parentheses indicate losses:

	Foreign Currency Translation Adjustments	Unrealized Loss On Treasury Locks, Net	Unrealized Loss on Foreign Exchange Contracts	Unfunded Employee Benefit Obligations	Total
Balance at January 1, 2019	$(0.4)	$(10.2)	$(0.3)	$(127.9)	$(138.8)
Amounts reclassified from AOCI, net of tax	—	1.9	—	4.7	6.6
Balance at June 30, 2019	$(0.4)	$(8.3)	$(0.3)	$(123.2)	$(132.2)

Reclassifications out of AOCI were as follows (dollars in millions). Amounts in parentheses indicate expenses in the Consolidated Statements of Income:

	Amounts Reclassified from AOCI
	Three Months Ended June 30,		Six Months Ended June 30,
Details about AOCI Components	2019	2018	2019	2018
Unrealized loss on treasury locks, net (a)	$(1.3)	$(1.3)	$(2.6)	$(2.7)	See (a) below
	0.3	0.3	0.7	0.7	Tax benefit
	$(1.0)	$(1.0)	$(1.9)	$(2.0)	Net of tax

Unfunded employee benefit obligations (b)
Amortization of prior service costs	$(1.5)	$(1.7)	$(3.0)	$(3.3)	See (b) below
Amortization of actuarial gains / (losses)	(1.6)	(2.3)	(3.3)	(4.6)	See (b) below
	(3.1)	(4.0)	(6.3)	(7.9)	Total before tax
	0.8	1.0	1.6	1.9	Tax benefit
	$(2.3)	$(3.0)	$(4.7)	$(6.0)	Net of tax

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

Our Paper segment has a long-standing commercial and contractual relationship with Office Depot, our largest customer in the paper business. This relationship exposes us to a significant concentration of business and financial risk. Our sales to Office Depot represent approximately 7% of our total Company sales revenue for both the six month periods ended June 30, 2019 and 2018 and approximately 51% and 45% of our Paper segment sales revenue for both of those periods, respectively. For full year 2018, sales to Office Depot represented 47% of our Paper segment sales. At June 30, 2019 and December 31, 2018, we had $83.7 million and $66.7 million of accounts receivable due from Office Depot, respectively, which represents 9% and 7% of our total Company accounts receivable, respectively.

18.	Transactions With Related Parties

Louisiana Timber Procurement Company, L.L.C. (LTP) is a variable-interest entity that is 50% owned by PCA and 50% owned by Boise Cascade Company (Boise Cascade). LTP procures sawtimber, pulpwood, residual chips, and other residual wood fiber to meet the wood and fiber requirements of PCA and Boise Cascade in Louisiana. PCA is the primary beneficiary of LTP and has the power to direct the activities that most significantly affect the economic performance of LTP. Therefore, we consolidate 100% of LTP in our financial statements in our Corporate and Other segment. The carrying amounts of LTP's assets and liabilities (which relate primarily to non-inventory working capital items) on our Consolidated Balance Sheets were $3.4 million at June 30, 2019 and $2.7 million at December 31, 2018. During the three months ended June 30, 2019 and 2018, we recorded $21.4 million and $22.6 million, respectively, and during the six months ended June 30, 2019 and 2018, we recorded $41.4 million and $43.0 million, respectively, of LTP sales to Boise Cascade in "Net Sales" in the Consolidated Statements of Income and approximately the same amount of expenses in "Cost of Sales".

During the three months ended June 30, 2019 and 2018, fiber purchases from related parties were $4.4 million and $4.7 million, respectively. Fiber purchases from related parties were $8.8 million and $8.7 million, respectively, during the six months ended June 30, 2019 and 2018. Most of these purchases related to chip and log purchases by LTP from Boise Cascade's wood products business. These purchases are recorded in "Cost of Sales" in the Consolidated Statements of Income.

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

Selected financial information by reportable segment was as follows (dollars in millions):

	Sales, net
Three Months Ended June 30, 2019	Trade	Intersegment	Total	Operating Income (Loss)
Packaging	$1,497.8	$6.8	$1,504.6	$263.9
Paper	237.8	—	237.8	38.8
Corporate and other	24.3	31.5	55.8	(22.3)
Intersegment eliminations	—	(38.3)	(38.3)	—
	$1,759.9	$—	$1,759.9	280.4
Non-operating pension expense				(2.0)
Interest expense, net				(22.4)
Income before taxes				$256.0

	Sales, net
Three Months Ended June 30, 2018	Trade	Intersegment	Total	Operating Income (Loss)
Packaging	$1,489.6	$6.6	$1,496.2	$273.2	(b)
Paper	250.8	—	250.8	16.2	(b)
Corporate and Other	27.1	33.5	60.6	(19.8)	(b)
Intersegment eliminations	—	(40.1)	(40.1)	—
	$1,767.5	$—	$1,767.5	269.6
Non-operating pension expense				(0.5)
Interest expense, net				(23.8)
Income before taxes				$245.3

	Sales, net
Six Months Ended June 30, 2019	Trade	Intersegment	Total	Operating Income (Loss)
Packaging	$2,968.6	$13.6	$2,982.2	$513.4	(a)
Paper	477.5	—	477.5	84.4	(a)
Corporate and Other	47.5	65.0	112.5	(42.0)
Intersegment eliminations	—	(78.6)	(78.6)	—
	$3,493.6	$—	$3,493.6	555.8
Non-operating pension expense				(4.1)
Interest expense, net				(46.4)
Income before taxes				$505.3

	Sales, net
Six Months Ended June 30, 2018	Trade	Intersegment	Total	Operating Income (Loss)
Packaging	$2,886.3	$12.8	$2,899.1	$497.9	(b)
Paper	520.2	—	520.2	23.5	(b)
Corporate and Other	51.6	62.6	114.2	(38.9)	(b)
Intersegment eliminations	—	(75.4)	(75.4)	—
	$3,458.1	$—	$3,458.1	482.5
Non-operating pension expense				(1.1)
Interest expense, net				(49.6)
Income before taxes				$431.8

(a)

The six months ended June 30, 2019 include $0.6 million of charges related to the announced second quarter 2018 discontinuation of uncoated free sheet and coated one-side grades at the Wallula, Washington mill associated with the conversion of the No. 3 paper machine to a high-performance 100% virgin kraft linerboard machine.

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

Guarantees and Indemnifications

We provide guarantees, indemnifications, and other assurances to third parties in the normal course of our business. These include tort indemnifications, product guarantees, environmental assurances, and representations and warranties in commercial agreements. At June 30, 2019, we are not aware of any material liabilities arising from any guarantee, indemnification, or financial assurance we have provided. If we determined such a liability was probable and subject to reasonable determination, we would accrue for it at that time.

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

Executive Summary

Second quarter net sales were $1.76 billion in 2019 and $1.77 billion in 2018. We reported $194 million of net income, or $2.04 per diluted share, during the second quarter of 2019, compared to $187 million, or $1.97 per diluted share, during the same period in 2018. Net income included no income or expense for special items in the second quarter of 2019, compared to $10 million of expense in 2018 (discussed below). Excluding special items, net income was $197 million, or $2.08 per diluted share, during the second quarter of 2018. The decrease was driven primarily by higher operating costs, higher converting costs, lower Paper segment volume, higher annual outage expenses, and a higher tax rate. These items were partially offset by higher Packaging segment volume and prices and mix, higher Paper segment prices and mix, lower Wallula No. 3 paper machine conversion-related costs, and lower freight costs. For additional detail on special items included in reported GAAP results, as well as segment income (loss) excluding special items, earnings before non-operating pension expense, interest, income taxes, and depreciation, amortization, and depletion (EBITDA), and EBITDA excluding special items, see “Item 2. Reconciliations of Non-GAAP Financial Measures to Reported Amounts.”

Packaging segment income from operations was $264 million in the second quarter of 2019, compared to $273 million in the second quarter of 2018. Packaging segment EBITDA was $349 million in the second quarter of 2019 compared to $363 million, excluding special items, in the second quarter of 2018. The decrease in EBITDA excluding special items was due primarily to lower export containerboard prices, higher operating and converting costs, and other fixed costs, partially offset by higher domestic containerboard and corrugated products prices and mix and sales and production volumes, lower annual outage expenses, lower Wallula No. 3 paper machine conversion-related costs, and lower freight costs.

Paper segment income from operations was $39 million in the second quarter of 2019, compared to $16 million in the second quarter of 2018. Paper segment EBITDA was $48 million in the second quarter of 2019, compared to $38 million, excluding special items, in the second quarter of 2018. The increase in EBITDA excluding special items was due to higher prices and mix, lower operating costs, and lower freight costs, partially offset by lower sales and production volumes primarily related to the exit from the paper business at the Wallula Mill, and higher annual outage expenses.

During the first six months of 2019, we reported $380 million of net income, or $4.02 per diluted share, compared to $327 million of net income, or $3.46 per diluted share, during the same period in 2018. Net income included $0.5 million of expense for special items (discussed below), compared to $17 million of expense for special items during the same period in 2018. Excluding special items, we recorded $381 million of net income, or $4.02 per diluted share, during the first six months of 2019, compared to $344 million of net income, or $3.64 per diluted share, in the first six months of 2018. The increase was driven primarily by higher domestic containerboard and corrugated products prices and mix and sales and production volumes, higher Paper segment prices and mix, lower recycled fiber costs, lower Wallula No. 3 paper machine conversion-related costs, and lower freight expense, partially offset by lower containerboard export prices, lower volumes in our Paper segment, primarily related to the exit from the paper business at the Wallula Mill, higher indirect and converting costs, higher direct material costs, higher fixed expenses, and higher annual outage expenses.

Packaging segment income from operations was $513 million in the first six months of 2019, compared to $498 million in the same period in 2018. Packaging segment EBITDA excluding special items was $682 million in the first six months of 2019, compared to $671 million in the first six months of 2018. The increase was driven primarily by higher domestic containerboard and corrugated products prices and mix and sales and production volumes, lower recycled fiber costs, lower Wallula No. 3 paper machine conversion-related costs, and lower annual outage expenses, partially offset by lower containerboard export prices, higher costs for wood, labor, and other operating costs.

Paper segment income from operations was $84 million in the first six months of 2019, compared to $24 million in the first six months of 2018. Paper segment EBITDA excluding special items was $103 million in the first six months of 2019, compared to $69 million in the same period in 2018. The increase was due primarily to higher prices and mix and lower operating costs, partially offset by lower sales and production volumes, primarily related to the exit from the paper business at the Wallula Mill, and higher annual outage costs.

During the second quarter of 2018, the Company discontinued production of uncoated freesheet and coated one-side grades at its Wallula, Washington mill and converted the No. 3 paper machine to a 400,000 ton-per-year virgin kraft linerboard machine. The Company took an extended outage on the machine to complete the conversion in the fourth quarter of 2018. The Company incurred charges in both the Packaging and Paper segments during the first quarter of 2019 and the first and second quarters of 2018 relating to these activities as described below under “Special Items and Earnings per Diluted Share, Excluding Special Items.” The Company does not expect to incur further related charges going forward.

Special Items and Earnings per Diluted Share, Excluding Special Items

A reconciliation of reported earnings per diluted share to earnings per diluted share, excluding special items, for the three and six months ended June 30, 2019 and 2018 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Earnings per diluted share, as reported	$2.04	$1.97	$4.02	$3.46
Special items:
Wallula mill restructuring (a)	—	0.11	—	0.18
Total special items	—	0.11	—	0.18
Earnings per diluted share, excluding special items	$2.04	$2.08	$4.02	$3.64

(a)

For the six months ended June 30, 2019 and the three and six months ended June 30, 2018 include $0.6 million, $13.6 million, and $22.4 million, respectively, of charges related to the discontinuation of production of uncoated free sheet and coated one-side grades at the Wallula, Washington mill in the second quarter of 2018 and conversion of the No. 3 paper machine to a high-performance 100% virgin kraft linerboard machine. The $0.6 million in changes for 2019 rounds down to $0.00 on an earnings per diluted share basis.

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

Industry and Business Conditions

Trade publications reported North American industry-wide corrugated products shipments per work day were flat during the second quarter of 2019 compared to the same quarter of 2018. Reported industry containerboard production decreased 5.8% compared to the second quarter of 2018. Reported industry containerboard inventories at the end of the second quarter of 2019 were approximately 2.5 million tons, up 4.4% compared to the same period in 2018. Reported containerboard export shipments were down 16.4% compared to the second quarter of 2018. Trade publications reported prices were lower than prices reported during the first quarter of 2019 with decreases of $10 per ton for both domestic linerboard and corrugating medium in both May and June of 2019.

Trade publications reported North American uncoated freesheet paper shipments were down 12.3% in the second quarter of 2019, compared to the same quarter of 2018. Average prices reported by a trade publication for cut size office papers were higher by $120 per ton, or 11.7%, in the second quarter of 2019, compared to the second quarter of 2018.

Outlook

Looking ahead to the third quarter of 2019, in our Packaging segment, we expect seasonally higher containerboard and corrugated products shipments, with lower prices as a result of the published domestic containerboard price decreases, and lower export prices. In the Paper segment, volume should be seasonally stronger, but prices and mix are expected to move lower. Converting and other costs should be slightly higher, but operating costs and scheduled maintenance outage costs should be lower. Considering these items, we expect third quarter earnings to be lower than the second quarter.

Results of Operations

Three Months Ended June 30, 2019, compared to Three Months Ended June 30, 2018

The historical results of operations of PCA for the three months ended June 30, 2019 and 2018 are set forth below (dollars in millions):

	Three Months Ended
	June 30,
	2019	2018	Change
Packaging	$1,504.6	$1,496.2	$8.4
Paper	237.8	250.8	(13.0)
Corporate and Other	55.8	60.5	(4.7)
Intersegment eliminations	(38.3)	(40.0)	1.7
Net sales	$1,759.9	$1,767.5	$(7.6)

Packaging	$263.9	$273.2	$(9.3)
Paper	38.8	16.2	22.6
Corporate and Other	(22.3)	(19.8)	(2.5)
Income from operations	$280.4	$269.6	$10.8
Non-operating pension expense	(2.0)	(0.5)	(1.5)
Interest expense, net	(22.4)	(23.8)	1.4
Income before taxes	256.0	245.3	10.7
Income tax provision	(62.4)	(58.7)	(3.7)
Net income	$193.6	$186.6	$7.0
Non-GAAP Measures (a)
Net income excluding special items	$193.6	$197.0	$(3.4)
Consolidated EBITDA	376.2	373.7	2.5
Consolidated EBITDA excluding special items	376.2	382.3	(6.1)
Packaging EBITDA	348.6	357.7	(9.1)
Packaging EBITDA excluding special items	348.6	362.8	(14.2)
Paper EBITDA	48.2	34.2	14.0
Paper EBITDA excluding special items	48.2	37.7	10.5

(a)	See “Reconciliations of Non-GAAP Financial Measures to Reported Amounts” included in this Item 2 for a reconciliation of non-GAAP measures to the most comparable GAAP measure.

Net Sales

Net sales decreased $8 million, or 0.4%, to $1,760 million during the three months ended June 30, 2019, compared to $1,768 million during the same period in 2018.

Packaging. Net sales increased $8 million, or 0.6%, to $1,504 million, compared to $1,496 million in the second quarter of 2018 due to higher corrugated products prices and mix ($27 million), partially offset by lower domestic and export containerboard price and mix ($11 million) and decreased containerboard and corrugated products volume ($8 million). In the second quarter of 2019, our domestic containerboard prices decreased 3.4%, while export prices decreased 19.0%, compared to the same period in 2018. In the second quarter of 2019, export and domestic containerboard outside shipments decreased 10.1%, compared to the second quarter of 2018. Total corrugated products shipments were down 1.3%, as there was one less work day in the second quarter of 2019, compared to the same period in 2018. However, total corrugated products shipments were up 0.3% per work day in 2019 compared to the second quarter of 2018.

Paper. Net sales during the three months ended June 30, 2019 decreased $13 million, or 5.2%, to $238 million, compared to $251 million in the second quarter of 2018, due to decreased volume ($33 million), primarily due to the exit from the paper business at Wallula, partially offset by favorable changes in prices and mix ($20 million).

Gross Profit

Gross profit increased $7 million during the three months ended June 30, 2019, compared to the same period in 2018. The increase was driven primarily by higher corrugated products prices and mix and sales and production volumes, higher prices and mix in our Paper segment, partially offset by lower containerboard prices and mix, lower volumes in our Paper segment and higher operating and converting costs. In the three months ended June 30, 2019, gross profit did not include any special items, compared to $6 million of Wallula Mill restructuring charges in the same period last year.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses (“SG&A”) increased $6 million during the three months ended June 30, 2019, compared to the same period in 2018. The increase was primarily due to higher employee salaries and fringes.

Other Income (Expense), Net

Other income (expense), net, for the three months ended June 30, 2019 and 2018 are set forth below (dollars in millions):

	Three Months Ended
	June 30,
	2019	2018
Asset disposals and write-offs	$(4.5)	$(4.1)
Wallula mill restructuring	—	(7.2)
Other	0.7	(2.0)
Total	$(3.8)	$(13.3)

We discuss these items in more detail in Note 7, Other Income (Expense), Net of the Condensed Notes to Unaudited Quarterly Consolidated Financial Statements in “Part I, Item1. Financial Statements” of this Form 10-Q.

Income from Operations

Income from operations increased $11 million, or 4.0%, during the three months ended June 30, 2019, compared to the same period in 2018. The second quarter of 2019 included no special items, compared to $14 million of special item expense, related to the Wallula Mill restructuring, in the second quarter of 2018.

Packaging. Packaging segment income from operations decreased $9 million to $264 million, compared to $273 million during the three months ended June 30, 2018. The decrease related primarily to lower export containerboard prices ($10 million), higher operating and converting costs ($37 million) and other fixed costs ($6 million), partially offset by higher containerboard and corrugated products sales and production volumes ($11 million), higher domestic containerboard and corrugated products prices and mix ($20 million), lower Wallula No. 3 paper machine conversion-related costs ($6 million), lower annual outage expenses ($1 million), and lower freight expenses ($1 million). There were no special items during the second quarter of 2019. Special items for the second quarter of 2018 included $5 million of Wallula Mill restructuring charges.

Paper. Paper segment income from operations increased $23 million to $39 million, compared to $16 million during the three months ended June 30, 2018. The increase primarily related to higher prices and mix ($20 million), lower operating costs ($5 million), lower freight expenses ($2 million), and other costs ($2 million), partially offset by higher annual outage expenses ($9 million) and lower sales and production volumes ($6 million). There were no special items in the Paper segment in the second quarter of 2019. Special items for the second quarter 2018 included expense of $8 million related to the Wallula Mill restructuring.

Non-Operating Pension Expense, Interest Expense, Net and Income Taxes

Non-operating pension expense increased $1.5 million during the three months ended June 30, 2019, compared to the same period in 2018. The increase in non-operating pension expense was primarily related to the 2018 asset performance (i.e. lower asset balances resulted in lower than expected return) and the amortization of the 2018 losses.

Interest expense, net decreased $1 million during the three months ended June 30, 2019, compared to the same period in 2018. The decrease in interest expense, net was primarily due to higher interest income as a result of higher cash balances in 2019.

During the three months ended June 30, 2019, we recorded $62 million of income tax expense, compared to $59 million of expense during the three months ended June 30, 2018. The effective tax rate for the three months ended June 30, 2019 and 2018 was 24.4% and 23.9%, respectively. The increase in our effective tax rate was due to higher state and local income taxes net of the federal benefit and higher employee compensation related impacts from restricted stock vests with a lower excess tax benefit (ASU 2016-09) and from the elimination of the performance based exclusion in tax reform.

Six Months Ended June 30, 2019, compared to Six Months Ended June 30, 2018

The historical results of operations of PCA for the six months ended June 30, 2019 and 2018 are set forth below (dollars in millions):

	Six Months Ended
	June 30,
	2019	2018	Change
Packaging	$2,982.2	$2,899.1	$83.1
Paper	477.5	520.2	(42.7)
Corporate and Other	112.5	114.2	(1.7)
Intersegment eliminations	(78.6)	(75.4)	(3.2)
Net sales	$3,493.6	$3,458.1	$35.5

Packaging	$513.4	$497.9	$15.5
Paper	84.4	23.5	60.9
Corporate and Other	(42.0)	(38.9)	(3.1)
Income from operations	$555.8	$482.5	$73.3
Non-operating pension expense	(4.1)	(1.1)	(3.0)
Interest expense, net	(46.4)	(49.6)	3.2
Income before taxes	505.3	431.8	73.5
Income tax provision	(124.9)	(105.1)	(19.8)
Net income	$380.4	$326.7	$53.7
Non-GAAP Measures (a)
Net income excluding special items	$380.9	$343.9	$37.0
Consolidated EBITDA	746.4	694.7	51.7
Consolidated EBITDA excluding special items	746.8	704.1	42.7
Packaging EBITDA	682.2	665.6	16.6
Packaging EBITDA excluding special items	682.4	670.8	11.6
Paper EBITDA	102.9	64.8	38.1
Paper EBITDA excluding special items	103.1	69.0	34.1

a)	See “Reconciliations of Non-GAAP Financial Measures to Reported Amounts” included in this Item 2 for a reconciliation of non-GAAP measures to the most comparable GAAP measure.

Net Sales

Net sales increased $36 million, or 1.0%, to $3,494 million during the six months ended June 30, 2019, compared to $3,458 million during the same period in 2018.

Packaging. Net sales increased $83 million, or 2.9%, to $2,982 million, compared to $2,899 million in the six months ended June 30, 2018, due to higher corrugated products prices and mix ($92 million) and increased corrugated products volume ($12 million), partially offset by lower domestic and export containerboard price and mix ($12 million) and lower containerboard volume ($9 million). Our domestic containerboard prices in the first six months of 2019 were flat, and export prices decreased 11.7%, compared to the same period in 2018. In the first six months of 2019, containerboard outside shipments decreased 14.8% compared to the same period in 2018. Total corrugated products shipments were down 0.3%, as there was one less work day in the first six months of 2019, compared to the first six months of 2018. However, corrugated products shipments in total per work day were up 0.5% during the six months ended June 30, 2019, compared to the same period in 2018. Prices reported by trade publications decreased by $10 per ton for linerboard in March, May, and June, and corrugating medium decreased $20 in January and $10 in May and June 2019.

Paper. Net sales during the six months ended June 30, 2019 decreased $43 million, or 8.2%, to $477 million, compared to $520 million in the six months ended June 30, 2018, due to lower volume ($88 million), partially offset by higher prices and mix ($45 million).

Gross Profit

Gross profit increased $73 million during the six months ended June 30, 2019, compared to the same period in 2018. The increase was driven primarily by higher corrugated products prices and mix and sales and production volumes, higher Paper segment prices and mix, partially offset by lower containerboard export prices, higher operating costs, and higher annual outage expense. In the six months ended June 30, 2019, gross profit included no significant special items, compared to $15 million of Wallula Mill restructuring charges in the same period last year.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses (“SG&A”) increased $11 million during the six months ended June 30, 2019, compared to the same period in 2018. The increase was primarily due to higher employee salaries and fringes.

Other Income (Expense), Net

Other income (expense), net, for the six months ended June 30, 2019 and 2018 are set forth below (dollars in millions):

	Six Months Ended
	June 30,
	2019	2018
Asset disposals and write-offs	$(8.8)	$(9.2)
Wallula mill restructuring	(0.4)	(7.9)
Facilities closure and other costs	—	(0.1)
Other	(0.6)	(4.4)
Total	$(9.8)	$(21.6)

We discuss these items in more detail in Note 7, Other Income (Expense), Net of the Condensed Notes to Unaudited Quarterly Consolidated Financial Statements in “Part I, Item1. Financial Statements” of this Form 10-Q.

Income from Operations

Income from operations increased $73 million, or 15.2%, during the six months ended June 30, 2019, compared to the same period in 2018. The first six months of 2019 included less than $1 million of expense for special items, primarily related to Wallula Mill restructuring. The six months ended June 30, 2018 included $23 million of expense for special items, primarily related to Wallula Mill restructuring.

Packaging. Packaging segment income from operations increased $16 million to $513 million during the first six months of 2019 compared to the same period last year. The increase related primarily to higher domestic containerboard and corrugated products prices and mix ($68 million), higher containerboard and corrugated products sales and production volumes ($45 million), lower recycled fiber costs ($14 million), lower Wallula No. 3 paper machine conversion-related costs ($6 million), and lower annual outage expense ($4 million), partially offset by lower containerboard export prices ($12 million), higher operating and converting costs ($74 million), higher wood costs ($23 million), higher depreciation ($4 million), and other expenses ($14 million). There were an insignificant amount of special items in the Packaging segment in the first six months of 2019.  The first six months of 2018 included $5 million of Wallula Mill restructuring charges.

Paper. Paper segment income from operations increased $61 million to $84 million, compared to the six months ended June 30, 2018. The increase primarily related to higher prices and mix ($46 million), lower input and operating costs ($16 million), lower freight expenses ($3 million), and lower depreciation and other expenses ($10 million), partially offset by lower sales and production volume ($22 million) and higher annual outage expense ($9 million). There were an insignificant amount of special items in the Paper segment in the first six months of 2019.  The first six months of 2018 included $17 million of Wallula Mill restructuring charges.

Non-Operating Pension Expense, Interest Expense, Net and Income Taxes

Non-operating pension expense increased $3 million during the six months ended June 30, 2019, compared to the same period in 2018. The increase in non-operating pension expense was primarily related to the 2018 asset performance (i.e. lower asset balances resulted in lower than expected return) and the amortization of the 2018 losses.

Interest expense, net, was $46 million during the six months ended June 30, 2019, compared to $50 million during the six months ended June 30, 2018. The decrease in interest expense was primarily due to higher interest income as a result of higher cash balances in 2019 and lower interest, as the Company repaid $150 million of notes in March 2018.

During the six months ended June 30, 2019, we recorded $125 million of income tax expense, compared to $105 million of expense during the six months ended June 30, 2018. The effective tax rate for the six months ended June 30, 2019 and 2018 was 24.7% and 24.3%, respectively. The increase in our effective tax rate was due to higher state and local income taxes net of the federal benefit and higher employee compensation related impacts from restricted stock vests with a lower excess tax benefit (ASU 2016-09) and from the elimination of the performance based exclusion in tax reform.

Liquidity and Capital Resources

Sources and Uses of Cash

Our primary sources of liquidity are net cash provided by operating activities and available borrowing capacity under our revolving credit facility. At June 30, 2019, we had $569 million of cash and $328 million of unused borrowing capacity under the revolving credit facility, net of letters of credit. Currently, our primary uses of cash are for operations, capital expenditures, acquisitions, debt service, common stock dividends, and repurchases of common stock. We believe that net cash generated from operating activities, cash on hand, available borrowings under our revolving credit facility, and available capital through access to capital markets will be adequate to meet our liquidity and capital requirements, including payments of any declared common stock dividends, for the foreseeable future. As our debt or credit facilities become due, we will need to repay, refinance, extend, or replace such debt or credit facilities. Our ability to do so will be subject to future economic conditions and financial, business, and other factors, many of which are beyond our control.

Below is a summary table of our cash flows, followed by a discussion of our sources and uses of cash through operating activities, investing activities, and financing activities (dollars in millions):

	Six Months Ended
	June 30,
	2019	2018	Change
Net cash provided by (used for):
Operating activities	$538.4	$533.5	$4.9
Investing activities	(172.8)	(273.5)	100.7
Financing activities	(157.7)	(277.3)	119.6
Net increase (decrease) in cash and cash equivalents	$207.9	$(17.3)	$225.2

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

During the six months ended June 30, 2019, net cash provided by operating activities was $538 million, compared to $533 million in the same period in 2018, an increase of $5 million. Cash from operations excluding changes in cash used for operating assets and liabilities increased $46 million, primarily due to higher income from operations as discussed above. Cash decreased by $41 million due to changes in operating assets and liabilities. The decrease was primarily due to the following: (a) lower taxes paid in 2018 compared to 2019 due to the 2018 use of a federal overpayment carryforward from the 2017 tax year resulting from Federal Tax Reform, (b) a smaller increase in inventory for 2018 compared to 2019 primarily related to higher sales in the Paper segment during the first six months in 2018 compared to 2019 resulting in favorable changes in finished goods, and (c) a decrease in accounts payable levels related to the timing of payments in the second quarter. These changes were partially offset by a smaller increase in accounts receivable in 2019 compared to 2018 related to timing of collections in the Packaging segment.

Investing Activities

We used $173 million for investing activities during the six months ended June 30, 2019 compared to $274 million during the same period in 2018. We spent $171 million for internal capital investments during the six months ended June 30, 2019, compared to $274 million during the same period in 2018.

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

Financing Activities

During the six months ended June 30, 2019, net cash used for financing activities was $158 million, compared to $277 million during the same period in 2018. The decrease primarily relates to the $150 million repayment from cash on hand at maturity of our 6.5% senior notes that were due March 2018. In the first six months of 2019, we paid $149 million of dividends compared with $119 million of dividends paid during the first six months of 2018. On May 15, 2018, PCA's Board of Directors announced an increase in the regular quarterly cash dividend to $0.79 per share from the previous $0.63 per share dividend, beginning with the dividend paid on July 13, 2018.

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

Reconciliations of Non-GAAP Financial Measures to Reported Amounts

Income from operations excluding special items, net income excluding special items, EBITDA, and EBITDA excluding special items are non-GAAP financial measures. Management excludes special items, as it believes that these items are not necessarily reflective of the ongoing operations of our business. These measures are presented because they provide a means to evaluate the performance of our segments and our Company on an ongoing basis using the same measures that are used by our management, because these measures assist in providing a meaningful comparison between periods and because these measures are frequently used by investors and other interested parties in the evaluation of companies and the performance of their segments. Any analysis of non-GAAP financial measures should be done in conjunction with results presented in accordance with GAAP. The non-GAAP measures are not intended to be substitutes for GAAP financial measures and should not be used as such. Reconciliations of the non-GAAP measures to the most comparable measure reported in accordance with GAAP for the three and six months ended June 30, 2019 and 2018 follow (dollars in millions):

	Three Months Ended June 30,
	2019			2018
	Income before Taxes	Income Taxes	Net Income	Income before Taxes	Income Taxes	Net Income
As reported in accordance with GAAP	$256.0	$(62.4)	$193.6	$245.3	$(58.7)	$186.6
Special items:
Wallula mill restructuring (b)	—	—	—	13.6	(3.4)	10.2
Facilities closure and other costs (b)	—	—	—	0.2	—	0.2
Total special items	—	—	—	13.8	(3.4)	10.4
Excluding special items	$256.0	$(62.4)	$193.6	$259.1	$(62.1)	$197.0

	Six Months Ended June 30,
	2019			2018
	Income before Taxes	Income Taxes	Net Income	Income before Taxes	Income Taxes	Net Income
As reported in accordance with GAAP	$505.3	$(124.9)	$380.4	$431.8	$(105.1)	$326.7
Special items:
Wallula mill restructuring (a)(b)	0.6	(0.1)	0.5	22.4	(5.6)	16.8
Facilities closure and other costs (b)	—	—	—	0.5	(0.1)	0.4
Total special items	0.6	(0.1)	0.5	22.9	(5.7)	17.2
Excluding special items	$505.9	$(125.0)	$380.9	$454.7	$(110.8)	$343.9

(a)

The six months ended June 30, 2019 include $0.6 million of charges related to the announced second quarter 2018 discontinuation of uncoated free sheet and coated one-side grades at the Wallula, Washington mill associated with the conversion of the No. 3 paper machine to a high-performance 100% virgin kraft linerboard machine.

(b)	The three and six months ended June 30, 2018 include the following:
1.	$0.2 million and $0.5 million, respectively, of charges consisting of closure costs related to corrugated products facilities and a corporate administration facility.
2.

$13.6 million and $22.4 million, respectively, of charges related to the announced second quarter 2018 discontinuation of uncoated free sheet and coated one-side grades at the Wallula, Washington mill in preparation for the conversion of the No. 3 paper machine to a high-performance 100% virgin kraft linerboard machine.

The following table reconciles net income to EBITDA and EBITDA excluding special items for the periods indicated (dollars in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net income	$193.6	$186.6	$380.4	$326.7
Non-operating pension expense	2.0	0.5	4.1	1.1
Interest expense, net	22.4	23.8	46.4	49.6
Income tax provision	62.4	58.7	124.9	105.1
Depreciation, amortization, and depletion	95.8	104.1	190.6	212.2
EBITDA	$376.2	$373.7	$746.4	$694.7

Special items:
Wallula mill restructuring	—	8.6	0.4	9.3
Facilities closure and other costs	—	—	—	0.1
Total special items	—	8.6	0.4	9.4
EBITDA excluding special items	$376.2	$382.3	$746.8	$704.1

The following table reconciles segment income (loss) to EBITDA and EBITDA excluding special items for the periods indicated (dollars in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Packaging
Segment income	$263.9	$273.2	$513.4	$497.9
Depreciation, amortization, and depletion	84.7	84.5	168.8	167.7
EBITDA	348.6	357.7	682.2	665.6
Wallula mill restructuring	—	5.1	0.2	5.1
Facilities closure and other costs	—	—	—	0.1
EBITDA excluding special items	$348.6	$362.8	$682.4	$670.8

Paper
Segment income	$38.8	$16.2	$84.4	$23.5
Depreciation, amortization, and depletion	9.4	18.0	18.5	41.3
EBITDA	48.2	34.2	102.9	64.8
Wallula mill restructuring	—	3.5	0.2	4.2
EBITDA excluding special items	$48.2	$37.7	$103.1	$69.0

Corporate and Other
Segment loss	$(22.3)	$(19.8)	$(42.0)	$(38.9)
Depreciation, amortization, and depletion	1.7	1.6	3.3	3.2
EBITDA	(20.6)	(18.2)	(38.7)	(35.7)
EBITDA excluding special items	$(20.6)	$(18.2)	$(38.7)	$(35.7)

EBITDA	$376.2	$373.7	$746.4	$694.7

EBITDA excluding special items	$376.2	$382.3	$746.8	$704.1

Market Risk and Risk Management Policies

PCA is exposed to the impact of interest rate changes and changes in the market value of its financial instruments. We periodically enter into derivatives to minimize these risks, but not for trading purposes. We were not a party to any derivatives-based arrangements at June 30, 2019. For a discussion of derivatives and hedging activities, see Note 14, Derivative Instruments and Hedging Activities, of the Notes to Consolidated Financial Statements in “Part II, Item 8. Financial Statements and Supplementary Data” of our 2018 Annual Report on Form 10-K.

At June 30, 2019, interest rates on 100% of PCA’s outstanding debt are fixed.

Off-Balance-Sheet Activities

The Company does not have any off-balance sheet arrangements as of June 30, 2019.

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

PCA has included in its 2018 Annual Report on Form 10-K a discussion of its critical accounting policies and estimates which require management’s most difficult, subjective, or complex judgments used in the preparation of its consolidated financial statements. PCA has not had any changes to these critical accounting estimates during the first six months of 2019.

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

Prior to filing this report, PCA completed an evaluation under the supervision and with the participation of PCA’s management, including PCA’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of PCA’s disclosure controls and procedures as of June 30, 2019. The evaluation of PCA’s disclosure controls and procedures included a review of the controls’ objectives and design, PCA’s implementation of the controls, and the effect of the controls on the information generated for use in this report. Based on this evaluation, PCA’s Chief Executive Officer and Chief Financial Officer concluded that PCA’s disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2019.

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

The following table presents information related to our repurchases of common stock made under repurchase plans authorized by PCA's Board of Directors, and shares withheld to cover taxes on vesting of equity awards, during the three months ended June 30, 2019:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in millions)
April 1-30, 2019	—	$—	—	$193.0
May 1-31, 2019	1,216	95.42	—	193.0
June 1-30, 2019	81,455	92.89	—	193.0
Total	82,671	$92.92	—	$193.0

(a)	All shares were withheld from employees to cover income and payroll taxes on equity awards that vested during the period.
Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS

Exhibit Number	Description

10.1	Form of 2019 Executive Officer Restricted Stock Award. †

10.2	Form of 2019 Executive Officer Performance Unit Award – ROIC. †

10.3	Form of 2019 Executive Officer Performance Unit Award – TSR. †

31.1	Certification of Chief Executive Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. †

31.2	Certification of Chief Financial Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. †

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document. †

101.SCH	XBRL Taxonomy Extension Schema Document. †

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. †

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. †

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. †

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. †

†	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Packaging Corporation of America

/s/ PAMELA A. BARNES
Pamela A. Barnes Senior Vice President, Finance and Controller

Date: August 2, 2019