Form 10-K
period 2019-12-31
PACKAGING CORP OF AMERICA
filed 2020-02-26
CIK 75677

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission file number 1-15399

(Exact Name of Registrant as Specified in its Charter)

Delaware	36-4277050
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1 North Field Court, Lake Forest, Illinois	60045
(Address of Principal Executive Offices)	(Zip Code)

Registrant's telephone number, including area code: (847) 482-3000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	PKG	New York Stock Exchange

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☐

At June 30, 2019, the last day of the Registrant's most recently completed second fiscal quarter, the aggregate market value of Registrant's common equity held by non-affiliates was approximately $8,891,651,488 based upon the closing sale price as reported on the New York Stock Exchange. This calculation of market value has been made for the purposes of this report only and should not be considered as an admission or conclusion by the Registrant that any person is in fact an affiliate of the Registrant.

On February 21, 2020, there were 94,652,815 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Specified portions of the Proxy Statement for the Registrant's 2020 Annual Meeting of Stockholders are incorporated by reference to the extent indicated in Part III of this Form 10-K.

PART I

Item 1.	BUSINESS

Packaging Corporation of America (“we,” “us,” “our,” “PCA,” or the “Company”) is the third largest producer of containerboard products and the third largest producer of uncoated freesheet (UFS) paper in North America. We operate six containerboard mills, two uncoated freesheet (UFS) paper mills and 95 corrugated products manufacturing plants. We are headquartered in Lake Forest, Illinois and operate primarily in the United States.

We report in three reportable segments: Packaging, Paper and Corporate and Other. For segment financial information see Note 20, Segment Information, of the Notes to Consolidated Financial Statements in “Part II, Item 8, Financial Statements and Supplementary Data” of this Form 10-K.

During the second quarter of 2018, we discontinued the production of paper grades at the Wallula, Washington mill and converted the No. 3 machine to production of virgin kraft linerboard. Before May 2018, operating results for the Wallula mill were included in the Paper segment. After May 2018, operating results for the Wallula mill are primarily included in the Packaging segment.

Production and Shipments

The following table summarizes the Packaging segment's containerboard production and corrugated products shipments and the Paper segment's UFS production.

		First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Containerboard Production (a)	2019	1,037	1,063	1,070	1,079	4,249
(thousand tons)	2018	953	1,020	1,087	1,021	4,081
	2017	932	947	996	1,006	3,881
Corrugated Shipments (BSF)	2019	14.5	14.9	15.1	14.9	59.4
	2018	14.4	15.1	14.8	14.6	58.9
	2017	13.6	13.9	13.7	14.5	55.7
UFS Production (a)	2019	239	236	236	236	947
(thousand tons)	2018	279	252	239	247	1,017
	2017	273	289	278	278	1,118

(a)

In May 2018, PCA ceased production of paper grades at our Wallula, Washington mill and converted the No. 3 machine to produce virgin kraft linerboard. We provide more information about the production capability of the converted machine elsewhere in this section under “– Packaging – Facilities – Wallula.”

Below is a map of our locations:

Packaging

Packaging Products

Our containerboard mills produce linerboard and corrugating medium, which are primarily used in the production of corrugated products. Our corrugated products manufacturing plants produce a wide variety of corrugated packaging products, including conventional shipping containers used to protect and transport manufactured goods, multi-color boxes and displays with strong visual appeal that help to merchandise the packaged product in retail locations, and honeycomb protective packaging. In addition, we are a large producer of packaging for meat, fresh fruit and vegetables, processed food, beverages, and other industrial and consumer products.

During the year ended December 31, 2019, our Packaging segment produced 4.2 million tons of containerboard at our mills. Our corrugated products manufacturing plants sold 59.4 billion square feet (BSF) of corrugated products. Our net sales to third parties totaled $5.9 billion in 2019.

Facilities

We currently manufacture containerboard, which includes a variety of performance and specialty grades, at six containerboard mills. Total annual containerboard capacity was approximately 4.3 million tons as of December 31, 2019. We also produce corrugated and protective packaging products at 95 manufacturing locations. The following provides more details of our operations:

Counce. Our Counce, Tennessee mill produces kraft linerboard on two machines. The mill can produce basis weights from 26 lb. to 90 lb.

DeRidder. Our DeRidder, Louisiana mill produces kraft linerboard on its No. 1 machine and kraft linerboard and corrugating medium on its No. 2 machine. The mill can produce linerboard in basis weights of 26 lb. to 69 lb. and medium in basis weights of 23 lb. to 33 lb.

Valdosta. Our Valdosta, Georgia mill produces kraft linerboard on one machine. The mill can produce basis weights from 35 lb. to 96 lb.

Tomahawk. Our Tomahawk, Wisconsin mill produces corrugating medium on two machines. The mill can produce basis weights from 23 lb. to 47 lb.

Filer City. Our Filer City, Michigan mill produces corrugating medium on three machines. The mill can produce basis weights from 20 lb. to 47 lb.

Wallula. Our Wallula, Washington mill produces corrugating medium on its No. 2 machine and kraft linerboard on its No. 3 machine. The mill can produce medium in basis weights from 23 lb. to 33 lb. and linerboard in basis weights from 31 lb. to 52 lb.

We operate 95 corrugated manufacturing and protective packaging operations, a technical and development center, 11 regional design centers, a rotogravure printing operation, and a complement of packaging supplies and distribution centers. Of the 95 manufacturing facilities, 62 operate as combining operations, commonly called corrugated plants, which manufacture corrugated sheets and finished corrugated packaging products, 32 are sheet plants, which procure combined sheets and manufacture finished corrugated packaging products, and one is a corrugated sheet-only manufacturer.

Corrugated products plants tend to be located in close proximity to customers to minimize freight costs. Each of our plants serve a market radius of approximately 150 miles. Our sheet plants are generally located in close proximity to our larger corrugated plants, which enables us to offer additional services and converting capabilities such as small volume and quick turnaround items.

Major Raw Materials Used

Fiber supply. Fiber is the largest raw material cost to manufacture containerboard. We consume both wood fiber and recycled fiber in our containerboard mills. Our mill system has the capability to shift a portion of its fiber consumption between softwood, hardwood, and recycled sources. All of our mills can utilize virgin wood fiber and all of our mills, other than the Valdosta mill, can utilize some recycled fiber in their containerboard production. Our corrugated manufacturing operations generate recycled fiber as a by-product from the manufacturing process, which is consumed by our mills. In 2019, our usage of recycled fiber, net of internal generation, represents 17% of our containerboard production.

We procure wood fiber through leases of cutting rights, long-term supply agreements, and market purchases and believe we have adequate sources of fiber supply for the foreseeable future.

We participate in the Sustainable Forestry Initiative® (SFI®), the Programme for the Endorsement of Forest Certification (PEFC), as well as the Forest Stewardship Council® (FSC®), and we are certified under their sourcing and chain of custody standards. These standards are aimed at ensuring the long-term health and conservation of forestry resources. We are committed to sourcing wood fiber through environmentally, socially, and economically sustainable practices and promoting resource and conservation stewardship ethics.

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

In 2019, our packaging mills consumed about 75 million MMBTU’s of fuel to produce both steam and electricity. Of the 75 million MMBTU’s consumed, about 62% was from mill generated by-products and 38% was from purchased fuels. Of the purchased fuels, 72% was from natural gas, 25% was from purchased wood waste and 3% was from other purchased fuels.

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

Customers

We sell containerboard and corrugated products to approximately 17,000 customers in approximately 35,000 locations. About 70% of our corrugated products sales are to regional and local accounts, which are broadly diversified across industries and geographic locations. The remaining 30% of our customer base consists primarily of national accounts that have multiple locations and are served by a number of PCA plants. No single customer exceeds 10% of segment sales.

The primary end-use markets in the United States for corrugated products are shown below as reported in the 2018 Fibre Box Association annual report:

Food, beverages, and agricultural products	44%
Retail and wholesale trade	22%
Paper and other products	14%
Chemical, plastic, and rubber products	11%
Miscellaneous manufacturing	9%

Competition

As of December 31, 2019, we were the third largest producer of containerboard products in North America, according to industry sources and our own estimates. According to industry sources, corrugated products are produced by about 460 U.S. companies operating approximately 1,200 plants. The primary basis for competition for most of our packaging products includes quality, service, price, product design, and innovation. Most corrugated products are manufactured to the customer’s specifications. Corrugated producers generally sell within a 150-mile radius of their plants and compete with other corrugated producers in their local region. Competition in our corrugated products operations tends to be regional, although we also face competition from competitors with significant national account presence.

On a national level, our primary competitors are International Paper Company, WestRock Company, Georgia-Pacific LLC, and Pratt Industries. However, with our strategic focus on regional and local accounts, we also compete with the smaller, independent producers.

Paper

We are the third largest manufacturer of UFS in North America, according to industry sources and our own estimates. We manufacture and sell papers, including both commodity and specialty papers, which may have custom or specialized features such as colors, coatings, high brightness, and recycled content. Our papers consist of communication papers, including cut-size office papers and printing and converting papers.

Facilities

We currently have two paper mills located in the United States. Total annual UFS capacity is 964,000 tons. Our operations include the following:

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

We participate in the Sustainable Forestry Initiative® (SFI®), the Programme for the Endorsement of Forest Certification (PEFC), as well as the Forest Stewardship Council® (FSC®), and we are certified under their sourcing and chain of custody standards. These standards are aimed at ensuring the long-term health and conservation of forestry resources. We are committed to sourcing wood fiber through environmentally, socially, and economically sustainable practices and promoting resource and conservation stewardship ethics.

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

In 2019, our paper mills consumed about 22 million MMBTU’s of fuel to produce both steam and electricity. Of the 22 million MMBTU’s consumed, about 68% was from mill generated by-products and 32% was from purchased fuels. Of the purchased fuels, 91% was from natural gas and 9% from purchased wood waste.

Chemical supply. We consume various chemicals in the production of white papers, including starch, precipitated calcium carbonate, caustic soda, and sodium chlorate. Most of our chemicals are purchased under contracts, which are bid or negotiated periodically.

Sales, Marketing, and Distribution

Our papers are sold primarily through our sales and marketing organization. We ship to customers both directly from our mills and through distribution centers and a network of outside warehouses by rail or truck. This allows us to respond quickly to customer requirements.

Customers

We have over 100 customers in approximately 400 locations. These customers include office products distributors and retailers, paper merchants, and envelope and other converters. We have established long-term relationships with many of our customers. Office Depot, Inc. is our largest customer in the Paper segment. Effective January 1, 2020, we have a revised agreement with Office Depot in which we will continue to supply commodity and non-commodity office papers to Office Depot through December 31, 2022. Office Depot is not subject to a minimum volume commitment and is entitled to receive rebates for achieving certain volume thresholds. If the agreement is not renewed by the parties, Office Depot’s obligation to purchase paper would phase down over a two-year period beginning on January 1, 2023. In 2019, our sales revenue to Office Depot represented 50% of our Paper segment sales revenue and 7% of our consolidated sales revenue.

Competition

The markets in which our Paper segment competes are large and highly competitive. Commodity grades of UFS paper are globally traded, with numerous worldwide manufacturers, and as a result, these products compete primarily on the basis of price. All of our paper manufacturing facilities are located in the United States, and although we compete primarily in the domestic market, we do face competition from foreign producers. In 2016, as a result of a case brought by us and other domestic producers before United States international trade authorities, antidumping and countervailing duties at various levels were imposed on producers of uncoated freesheet papers produced in Australia, Brazil, China, Indonesia, and Portugal. These duties remain in effect. Other factors influencing competition from overseas producers include domestic and foreign demand and foreign currency exchange rates.

Our largest competitors include Domtar Corporation and International Paper Company. We also face competition from foreign producers. Although price is the primary basis for competition in most of our paper grades, quality and service are also important competitive determinants. Our papers compete with electronic data transmission, e-readers, electronic document storage alternatives, and paper grades we do not produce. Increasing shifts to these alternatives have had, and are likely to continue to have, an adverse effect on traditional print media and paper usage and lower demand for communication papers.

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

Employees

As of December 31, 2019, we had approximately 15,500 employees, including 4,500 salaried and 11,000 hourly employees. Approximately 63% of our hourly employees worked pursuant to collective bargaining agreements. The majority of our unionized employees are represented by the United Steel Workers (USW), the International Brotherhood of Teamsters (IBT), the International Association of Machinists (IAM), and the Association of Western Pulp and Paper Workers (AWPPW). We are currently in negotiations to renew or extend any union contracts that have recently expired or are expiring in the near future. During 2019, we experienced no work stoppages, and we believe we have satisfactory labor relations with our employees.

Environmental Matters

A discussion of the financial impact of our compliance with environmental laws is presented under the caption “Environmental Matters” in “Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K.

Executive Officers of the Registrant

Brief statements setting forth the age at February 26, 2020, the principal occupation, employment during the past five years, the year in which such person first became an officer of PCA, and other information concerning each of our executive officers appears below.

Mark W. Kowlzan, 64, Chairman and Chief Executive Officer - Mr. Kowlzan has served as PCA's Chairman since January 2016 and as Chief Executive Officer and a director since July 2010. From 1998 through June 2010, Mr. Kowlzan led the company’s containerboard mill system, first as Vice President and General Manager and then as Senior Vice President - Containerboard. From 1996 through 1998, Mr. Kowlzan served in various senior mill-related operating positions with PCA and Tenneco Packaging, including as manager of the Counce linerboard mill. Prior to joining Tenneco Packaging, Mr. Kowlzan spent 15 years at International Paper Company, a global paper and packaging company, where he held a series of operational and managerial positions within its mill organization. Mr. Kowlzan is a member of the board of American Forest and Paper Association.

Thomas A. Hassfurther, 64, Executive Vice President - Corrugated Products - Mr. Hassfurther has served as Executive Vice President - Corrugated Products of PCA since September 2009. From February 2005 to September 2009, Mr. Hassfurther served as Senior Vice President - Sales and Marketing, Corrugated Products. Prior to this he held various senior-level management and sales positions at PCA and Tenneco Packaging. Mr. Hassfurther joined the company in 1977.

Robert P. Mundy, 58, Executive Vice President and Chief Financial Officer - Mr. Mundy has served as Executive Vice President and Chief Financial Officer since May 2019. Mr. Mundy previously served as PCA’s Senior Vice President and Chief Financial Officer from 2015 to 2019. He previously served as Senior Vice President and Chief Financial Officer of Verso Corporation, a leading North American supplier of coated papers to catalog and magazine publishers, from 2006 to June 2015. Verso Corporation filed for Chapter 11 bankruptcy in January 2016. Prior to that, he worked at International Paper Company, from 1983 to 2006, where he was Director of Finance of the Coated and Supercalendered Papers division from 2002 to 2006, Director of Finance Projects from 2001 to 2002, Controller of Masonite Corporation from 1999 to 2001, and Controller of the Petroleum and Minerals business from 1996 to 1999. He served in various business positions at International Paper from 1983 to 1996.

Pamela A. Barnes, 55, Senior Vice President – Finance and Controller - Ms. Barnes has served as Senior Vice President – Finance and Controller since May 2019. Ms. Barnes previously served as a Vice President in PCA’s finance organization from 2012 to 2019. After joining the company in 1992, she has held various positions of increasing responsibility, including serving as PCA’s Treasurer since 1999. Before joining PCA, Ms. Barnes worked for Deloitte & Touche.

Charles J. Carter, 60, Senior Vice President - Containerboard Mill Operations - Mr. Carter has served as Senior Vice President - Containerboard Mill Operations since July 2013. Prior to this, he served as Vice President – Containerboard Mill Operations since January 2011. From March 2010 to January 2011, Mr. Carter served as PCA’s Director of Papermaking Technology. Prior to joining PCA in 2010, Mr. Carter spent 28 years with various pulp and paper companies in managerial and technical positions of increasing responsibility, most recently as Vice President and General Manager of the Calhoun, Tennessee mill of Abitibi Bowater from 2007 to 2010 and as manager of SP Newsprint’s Dublin, Georgia mill from 1999 to 2007.

Kent A. Pflederer, 49, Senior Vice President, General Counsel and Secretary - Mr. Pflederer has served as Senior Vice President, General Counsel and Corporate Secretary since January 2013 and has led our legal department since June 2007. Prior to joining PCA, Mr. Pflederer served as Senior Counsel, Corporate and Securities, at Hospira, Inc. from 2004 to 2007 and served in the corporate and securities practice at Mayer Brown, LLP from 1996 to 2004.

Bruce A. Ridley, 64, Senior Vice President – Environmental Health and Safety and Operational Services - Mr. Ridley has served as Senior Vice President – Environmental Health and Safety and Operational Services since May 2019. Mr. Ridley previously served as Vice President of Operations from 2012 to 2019 and at PCA’s Tomahawk, Wisconsin containerboard mill as the Operations Manager and Mill Manager from 1999 to 2011. Before joining PCA, he held several positions of increasing responsibility at multiple locations during his 19 years with International Paper Co. and two years with Champion International.

Robert A. Schneider, 54, Senior Vice President and Chief Information Officer - Mr. Schneider has served as Senior Vice President and Chief Information Officer since May 2019. He previously served as Vice President and Chief Information Officer from 2000 to 2019. Mr. Schneider joined the company in 1989 and has held various management and other positions of increasing responsibility in information systems for PCA.

D. Ray Shirley, 48, Senior Vice President – Corporate Engineering and Process Technology - Mr. Shirley has served as PCA’s Senior Vice President – Corporate Engineering and Process Technology since May 2019. Mr. Shirley previously served as PCA’s Vice President – Containerboard Mills Engineering and Process Technology from 2012 to 2019 and as Mill Manager at PCA’s Counce, Tennessee containerboard mill from 2010 to 2012. He has served in various management roles within the company, including the Operations Manager at the Filer City, Michigan containerboard mill. Before joining PCA in 1996, Mr. Shirley worked for Georgia-Pacific Corporation.

Thomas W.H. Walton, 60, Senior Vice President - Sales and Marketing, Corrugated Products - Mr. Walton has served as Senior Vice President - Sales and Marketing, Corrugated Products since October 2009. Prior to this, he served as a Vice President and Area General Manager within the Corrugated Products Group since 1998. Mr. Walton joined the company in 1981 and has also held positions in production, sales, and general management.

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

Industry Cyclicality - Changes in the prices of our products could materially affect our financial condition, results of operations, and liquidity. Macroeconomic conditions and fluctuations in industry capacity can create changes in prices, sales volumes, and margins for most of our products, particularly commodity grades of packaging and paper products. Prices for all of our products are driven by many factors, including demand for our products, industry capacity and decisions made by other producers with respect to capacity, and other competitive conditions in our industry. These factors are affected by general global and domestic economic conditions. We have little influence over the timing and extent of price changes of our products, which may be unpredictable and volatile. In addition, as many of our customer contracts include price adjustment provisions based upon published index prices for containerboard or certain grades of UFS papers, our selling prices are influenced by index levels published by trade publications. Changes in how these index levels are determined or maintained may affect our sales prices. If supply exceeds demand, industry operating conditions deteriorate or other factors result in lower prices for our products, our earnings and operating cash flows would be harmed.

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

Competition - The intensity of competition in the industries in which we operate could result in downward pressure on pricing and volume, which could lower earnings and operating cash flows. Our industries are highly competitive, with no single containerboard, corrugated packaging, or UFS paper producer having a dominant position. Containerboard and commodity UFS paper products cannot generally be differentiated by producer, which tends to intensify price competition. The corrugated packaging industry is also sensitive to changes in economic conditions, as well as other factors including innovation, design, quality, and service. To the extent that one or more competitors are more successful than we are with respect to any key competitive factor, our business could be adversely affected. Our packaging products also compete, to some extent, with various other packaging materials, including products made of paper, plastics, wood, and various types of metal. If we are unable to successfully compete, we may lose market share or may be required to charge lower sales prices for our products, both of which would reduce our earnings and operating cash flows.

UFS paper products compete with electronic data transmission and document storage alternatives. Increasing shifts to electronic alternatives have had and will continue to have an adverse effect on usage of these products. As a result of such competition, the industry is experiencing decreasing demand for existing UFS paper products. As the use of these alternatives grows, demand for UFS paper products is likely to further decline. Declines in demand for our paper products may adversely affect our earnings and operating cash flows.

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

In 2019, our total company costs including cost of sales (COS) and selling, general, and administrative expenses (SG&A) was $5.9 billion, and excluding non-cash costs (depreciation, depletion and amortization, pension and postretirement expense, and share-based compensation expense) was $5.4 billion. A 1% increase in COS and SG&A costs would increase costs by $59 million and cash costs by $54 million.

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

The availability and cost of recycled fiber depends heavily on recycling rates and the domestic and global demand for recycled products. We purchase recycled fiber for use at five of our six containerboard mills and both paper mills. In 2019, we purchased approximately 790,000 tons of recycled fiber, net of the recycled fiber generated by our corrugated box plants. The amount of recycled fiber purchased each year varies based upon production and the prices of both recycled fiber and wood fiber.

Periods of supply and demand imbalance have created significant price volatility. Periods of higher recycled fiber costs and unusual price volatility have occurred in the past, including during 2019 as demand for domestic recycled fiber from Chinese producers continued to remain low. Prices for recycled fiber may continue to fluctuate significantly in the future, which could result in higher costs and lower earnings. A $10 per ton price increase in recycled fiber for our containerboard mills, would result in approximately $7 million of additional expense based on 2019 consumption.

Cost of Purchased Fuels and Chemicals - An increase in the cost of purchased fuels and chemicals could lead to higher manufacturing costs, resulting in reduced earnings. We have the ability to use various types of purchased fuels in our manufacturing operations, including natural gas, bark, and other purchased fuels. Fuel prices, in particular prices for oil and natural gas, have fluctuated in the past. New and more stringent environmental regulations may discourage, reduce the availability of, or make more expensive, the use of certain fuels, particularly coal and fossil fuels. In addition, costs for key chemicals used in our manufacturing operations also fluctuate. These fluctuations impact our manufacturing costs and result in earnings volatility. If fuel and chemical prices rise, our production costs and transportation costs will increase and cause higher manufacturing costs and reduced earnings if we are unable to recover such increases through higher prices of our products. A $0.10 per million MMBTU increase in natural gas prices would result in approximately $3 million of additional expense, based on 2019 usage.

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

Office Depot, Inc. is our largest customer in the Paper segment. Effective January 1, 2020, we have a revised agreement with Office Depot in which we will continue to supply commodity and non-commodity office papers to Office Depot through December 31, 2022. Office Depot is not subject to a minimum volume commitment and is entitled to receive rebates for achieving certain volume thresholds. If the agreement is not renewed by the parties, Office Depot’s obligation to purchase paper would phase down over a two-year period beginning on January 1, 2023.

In 2019, sales to Office Depot represented 50% of our Paper segment sales and 7% of our consolidated sales. If these sales are reduced, including if we are unable to renew the agreement at historical volume levels, we would need to find new customers. We may not be able to fully replace any lost sales, and any new sales may be at lower prices or higher costs. Any significant deterioration in the financial condition of Office Depot affecting its ability to pay or any other change that makes Office Depot less willing to purchase our products will harm our business and results of operations.

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

Cyber Security - Risks related to security breaches of company, customer, employee, and vendor information, as well as the technology that manages our operations and other business processes, could adversely affect our business. We rely on various information technology systems to capture, process, store, and report data and interact with customers, vendors, and employees. Despite careful security and controls design, implementation, updating, and internal and independent third-party assessments, our information technology systems, and those of our third party providers, could become subject to cyber-attacks or security breaches. Network, system, and data breaches could result in misappropriation of sensitive data or operational disruptions including interruption to systems availability and denial of access to and misuse of applications required by our customers to conduct business with us. Misuse of internal applications; theft of intellectual property, trade secrets, or other corporate assets; and inappropriate disclosure of confidential information could stem from such incidents. Delayed sales, slowed production, or other issues resulting from these disruptions could result in lost sales, business delays, and negative publicity and could have a material adverse effect on our operations, financial condition, or operating cash flows.

Debt obligations - Our debt service obligations may reduce our operating flexibility. At December 31, 2019, we had $2.5 billion of debt outstanding and a $329.2 million undrawn revolving credit facility, after deducting letters of credit. All debt is comprised of fixed-rate senior notes. We and our subsidiaries are not restricted from incurring, and may incur, additional indebtedness in the future.

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

We own and lease properties in our business. Primarily all of our leases are non-cancelable and are accounted for as operating leases. These leases are not subject to early termination except for standard nonperformance clauses.

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

We currently own buildings and land for six containerboard mills and two paper mills. Additionally, we have 95 corrugated manufacturing operations, of which the buildings and land for 53 are owned, including 45 combining operations, or corrugated plants, one corrugated sheet-only manufacturer, and seven sheet plants. We lease the buildings for 17 corrugated plants and 25 sheet plants. We own warehouses and miscellaneous other properties, including sales offices and woodlands management offices. We lease space for regional design centers and numerous other distribution centers, warehouses, and facilities. The equipment in these leased facilities is, in virtually all cases, owned by us, except for forklifts and other rolling stock, which are generally leased.

We lease the cutting rights to approximately 73,000 acres of timberland located near our Valdosta mill (66,000 acres) and our Counce mill (7,000 acres). On average, these cutting rights agreements have terms with approximately 18 years remaining. Additionally, we previously leased 3,000 acres of land where we operated fiber farms as a source of future fiber supply; however, we exited the leases in conjunction with the conversion of the No. 3 machine at the Wallula mill to kraft linerboard.

Our corporate headquarters is located in Lake Forest, Illinois. The headquarter facility is owned, and we lease additional neighboring office space through the next two years with provisions for two additional five year lease extensions.

Item 3.	LEGAL PROCEEDINGS

Information concerning legal proceedings can be found in Note 21, Commitments, Guarantees, Indemnifications, and Legal Proceedings, of the Notes to Consolidated Financial Statements in “Part II, Item 8. Financial Statements and Supplementary Data” of this Form 10-K.

Item 4.	MINE SAFETY DISCLOSURE

Not applicable.

PART II

Item 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

PCA’s common stock is listed on the New York Stock Exchange (NYSE) under the symbol “PKG”.

Stockholders

On February 21, 2020, there were 96 holders of record of our common stock.

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

The Company did not repurchase any shares of its common stock under this authority during the years ended December 31, 2019, 2018, and 2017. As of December 31, 2019, we are authorized to repurchase $193.0 million of the Company’s common stock.

Pursuant to its equity incentive plan, the Company withholds shares from vesting employee equity awards to cover employee tax liabilities. Total shares withheld in 2019 were 87,668 to cover $8.2 million in employee tax liabilities. Total shares withheld in 2018 were 69,255 to cover $7.9 million of employee tax liabilities. Total shares withheld in 2017 were 97,946 for $10.8 million in employee tax liabilities.

The following table presents information related to our repurchases of common stock made under repurchase plans authorized by PCA's Board of Directors, and shares withheld to cover taxes on vesting of equity awards, during the three months ended December 31, 2019:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in millions)
October 1-31, 2019	—	$—	—	$193.0
November 1-30, 2019	65	111.33	—	193.0
December 1-31, 2019	698	111.99	—	193.0
Total	763	$111.93	—	$193.0

(a)	763 shares were withheld from employees to cover income and payroll taxes on equity awards that vested during the period.

Performance Graph

The graph below compares PCA’s cumulative 5-year total shareholder return on common stock with the cumulative total returns of the S&P 500 index; the S&P Midcap 400 index; and a customized peer group of three companies that includes: International Paper Company, WestRock Company, and Domtar Corporation. The graph tracks the performance of a $100 investment (including the reinvestment of all dividends) in our common stock, in each index, and in each peer group's common stock from December 31, 2014, through December 31, 2019. The stock price performance included in this graph is not necessarily indicative of future stock price performance.

	Cumulative Total Return
	December 31,
	2014	2015	2016	2017	2018	2019
Packaging Corporation of America	$100.00	$83.41	$116.02	$168.80	$120.08	$166.13
S&P 500	100.00	101.38	113.51	138.29	132.23	173.86
S&P Midcap 400	100.00	97.82	118.11	137.30	122.08	154.07
Peer Group	100.00	75.15	102.67	122.72	83.96	99.89

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

	Year Ended December 31,
	2019	2018	2017	2016	2015
Statement of Income Data (a):
Net sales	$6,964.3	$7,014.6	$6,444.9	$5,779.0	$5,741.7
Net income	696.4	738.0	668.6	449.6	436.8
Net income per common share:
— basic	7.36	7.82	7.09	4.76	4.47
— diluted	7.34	7.80	7.07	4.75	4.47
Weighted average common shares outstanding:
— basic	93.8	93.7	93.5	93.5	96.6
— diluted	94.1	93.9	93.7	93.7	96.7
Cash dividends declared per common share	3.16	3.00	2.52	2.36	2.20
Balance Sheet Data (a):
Total assets	$7,235.8	$6,569.7	$6,197.5	$5,777.0	$5,272.3
Total long-term obligations (b)	2,494.3	2,502.7	2,650.7	2,667.4	2,319.7
Stockholders' equity	3,071.0	2,672.4	2,182.6	1,759.8	1,633.3

(a)

Effective January 1, 2019, the Company adopted ASU 2016-02 (Topic 842): Leases, which requires the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under the previous guidance. We elected to apply this guidance as of its effective date and did not restate comparative periods. See Note 2, Summary of Significant Accounting Policies, and Note 3, Leases, for more information.

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

Net income and net income per common share are impacted by a lower U.S. corporate federal statutory income tax rate of 21% in 2019 and 2018 and 35% in all prior years presented in this table. In addition, both 2018 and 2017 include a tax benefit of $2.0 million and $122.1 million, respectively, related to the enactment in December 2017 of the Tax Cuts and Jobs Act (H.R.1). See Note 8, Income Taxes, for more information.

(b)	Includes long-term debt and finance lease obligations.

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of historical results of operations and financial condition should be read in conjunction with the audited financial statements and the notes thereto which appear elsewhere in this Form 10-K. This discussion includes forward-looking statements regarding our expectations with respect to our future performance, liquidity, and capital resources. Such statements, along with any other non-historical statements in the discussion, are forward-looking. See our discussion regarding forward-looking statements included under “Part I, Item 1A. Risk Factors” of this Form 10-K. For our discussion and analysis of our results of operations, financial condition and cash flows for the year ended December 31, 2017, the earliest of the years presented in the accompanying audited financial statements included in Item 8 herein, please refer to our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission on February 28, 2019. Such information is presented in Item 7 of such report under the subcaptions “Results of Operations —Year Ended December 31, 2018, Compared with Year Ended December 31, 2017” and “Liquidity and Capital Resources” and is incorporated by reference herein.

Overview

PCA is the third largest producer of containerboard products and the third largest producer of uncoated freesheet paper in North America. We operate six containerboard mills, two paper mills, and 95 corrugated products manufacturing plants. Our containerboard mills produce linerboard and corrugating medium, which are papers primarily used in the production of corrugated products. Our corrugated products manufacturing plants produce a wide variety of corrugated packaging products, including conventional shipping containers used to protect and transport manufactured goods, multi-color boxes and displays with strong visual appeal that help to merchandise the packaged product in retail locations, and honeycomb protective packaging. In addition, we are a large producer of packaging for meat, fresh fruit and vegetables, processed food, beverages, and other industrial and consumer products. We also manufacture and sell UFS papers, including both commodity and specialty papers, which may have custom or specialized features such as colors, coatings, high brightness, and recycled content. We are headquartered in Lake Forest, Illinois and operate primarily in the United States.

Executive Summary

Net sales were $6.96 billion for the year ended December 31, 2019 and $7.01 billion in 2018. We reported $696 million of net income, or $7.34 per diluted share, in 2019, compared to $738 million, or $7.80 per diluted share, in 2018. Net income included $29 million of expense for special items in 2019, compared to $22 million of expense for special items in 2018. Special items in both periods are described later in this section. Excluding special items, we recorded $726 million of net income, or $7.65 per diluted share, in 2019, compared to $760 million, or $8.03 per diluted share, in 2018. The decrease was driven primarily by lower prices and mix in our Packaging segment, lower volumes in our Paper segment, and higher operating and converting costs, partially offset by higher volumes in our Packaging segment, higher prices and mix in our Paper segment, lower annual outage expense, and lower freight and logistic expenses. For additional detail on special items included in reported GAAP results, as well as segment income (loss) excluding special items, earnings before non-operating pension expense, interest, income taxes, and depreciation, amortization, and depletion (EBITDA), and EBITDA excluding special items, see “Item 7. Reconciliations of Non-GAAP Financial Measures to Reported Amounts.”

Packaging segment income from operations was $963 million in 2019, compared to $1,045 million in 2018. Packaging segment EBITDA excluding special items was $1,310 million in 2019, compared to $1,401 million in 2018. The decrease was driven primarily by lower domestic and export containerboard prices and mix and higher operating and converting costs, partially offset by higher sales and production volumes, higher corrugated products prices and mix, lower annual outage expense, and lower freight and logistic expenses.

Paper segment income from operations was $175 million in 2019, compared to $98 million in 2018. Paper segment EBITDA excluding special items was $213 million in 2019, compared to $165 million in 2018. The increase was due primarily to higher paper prices and mix, lower operating costs, and lower freight and logistic expenses, partially offset by lower sales and production volumes, and higher annual outage expense.

During the second quarter of 2018, the Company discontinued production of paper grades at its Wallula, Washington mill and converted the No. 3 paper machine to a 400,000 ton-per-year virgin kraft linerboard machine. The Company incurred charges in the Packaging and Paper segments relating to these activities during 2019 and 2018 as described below under “Special Items and Earnings per Diluted Share, Excluding Special Items.”

Special Items and Earnings per Diluted Share, Excluding Special Items

Earnings per diluted share, excluding special items, in 2019 and 2018 were as follows:

	Year Ended December 31,
	2019	2018
Earnings per diluted share	$7.34	$7.80
Special items:
Debt refinancing (a)	0.28	—
DeRidder mill fixed asset disposals (b)	0.02	—
Wallula mill restructuring (c)	0.01	0.24
Facilities closure and other costs (d)	—	0.01
Tax reform (e)	—	(0.02)
Total special items expense	0.31	0.23
Earnings per diluted share, excluding special items	$7.65	$8.03

(a)

Includes $38.7 million of charges related to the Company’s November 2019 debt refinancing, which included premiums paid to redeem the debt being refinanced and the write-offs of remaining balances of treasury locks and unamortized debt issuance costs. Also includes $3.2 million of income tax benefit from the stranded tax effects in Accumulated Other Comprehensive Income related to the write-offs of the treasury locks in connection with the debt refinancing.

(b)	Includes $3.0 million of charges for the disposal of fixed assets related to the containerboard mill conversion at our DeRidder, Louisiana mill.
(c)

For 2019 and 2018, includes $1.0 million and $30.0 million, respectively, of charges related to the second quarter 2018 discontinuation of uncoated free sheet and coated one-side paper grades at the Wallula, Washington mill associated with the conversion of the No. 3 paper machine to produce virgin kraft linerboard.

(d)	Includes $1.8 million of charges consisting of closure costs related to corrugated products facilities and a corporate administration facility.
(e)

Includes $2.0 million of income tax benefit for the re-measurement of our net deferred tax liability for the reduction in the U.S. corporate federal statutory income tax rate related to our 2017 measurement period adjustments in accordance with SEC Staff Accounting Bulletin No. 118 (SAB 118), Income Tax Accounting Implications of the Tax Cuts and Jobs Act.

Management excludes special items, as it believes these items are not necessarily reflective of the ongoing results of operations of our business. We present these measures because they provide a means to evaluate the performance of our segments and our company on an ongoing basis using the same measures that are used by our management, because these measures assist in providing a meaningful comparison between periods presented and because these measures are frequently used by investors and other interested parties in the evaluation of companies and the performance of their segments. A reconciliation of diluted earnings per share to diluted earnings per share excluding special items is included above and the reconciliations of other non-GAAP measures used in this Management's Discussion and Analysis of Financial Condition and Results of Operations, to the most comparable measure reported in accordance with GAAP, are included later in Item 7 under “Reconciliations of Non-GAAP Financial Measures to Reported Amounts.” Any analysis of non-GAAP financial measures should be done in conjunction with results presented in accordance with GAAP. The non-GAAP measures are not intended to be substitutes for GAAP financial measures and should not be used as such.

Industry and Business Conditions

Trade publications reported North American industry-wide corrugated products total shipments were flat during 2019, compared to 2018. Reported industry containerboard production decreased 3.7% compared to 2018, and reported industry containerboard inventories at the end of 2019 were approximately 2.5 million tons, down 5.1% compared to 2018.  Reported containerboard export shipments decreased 13.1% compared to 2018. Prices reported by trade publications decreased by $10 per ton for linerboard in March, May, and June 2019, and corrugating medium decreased $20 per ton in January and $10 per ton in May and June 2019. Additionally, prices decreased by $10 per ton for linerboard and $15 per ton for corrugating medium in January 2020.

The market for communication papers competes heavily with electronic data transmission and document storage alternatives. Increasing shifts to these alternatives have reduced usage of traditional print media and communication papers. Trade publications reported North American uncoated freesheet paper shipments were down 10.9% in 2019, compared to 2018. Average copy paper prices reported by a trade publication for cut size office papers increased $3 per ton in the first quarter and

$35 per ton in the second quarter, followed by a decrease of $35 per ton in the third quarter and $13 per ton in the fourth quarter of 2019.

Outlook

Looking ahead to the first quarter of 2020, in our Packaging segment we expect lower prices as the remaining impact of the published domestic containerboard price decreases from 2019 are fully realized as well as the negative impact from the decreases in the published index prices for kraft linerboard and medium reported in January 2020. We also expect export prices to continue to decline. Containerboard volumes will be lower due to scheduled maintenance outages at our three largest mills during the quarter, but we do expect higher corrugated products shipments driven by higher demand. In our Paper segment, volumes are expected to be lower partly due to timing, as we shipped higher than expected volumes during the fourth quarter as well as the scheduled outage we have at our Jackson Mill. Expenses relating to our scheduled maintenance outage activities will be significantly higher with four outages scheduled in the first quarter versus one in the fourth quarter of 2019. Freight costs will be higher due to rail rate increases in certain areas and scheduled outage-related increases. Labor and benefits costs will be higher with annual wage increases and other timing-related expenses. We also expect input cost inflation with purchased electricity and most of our chemical and repair and materials costs, while seasonally colder weather will increase energy and wood costs. We also expect our tax rate and depreciation expense to be slightly higher. Considering these items, we expect first quarter earnings to be lower than fourth quarter 2019.

Results of Operations

Year Ended December 31, 2019, Compared with Year Ended December 31, 2018

The historical results of operations of PCA for the years ended December 31, 2019 and 2018 are set forth below (dollars in millions):

	Year Ended December 31,
	2019	2018	Change
Packaging	$5,932.2	$5,938.5	$(6.3)
Paper	964.3	1,002.0	(37.7)
Corporate and other and eliminations	67.8	74.1	(6.3)
Net sales	$6,964.3	$7,014.6	$(50.3)
Packaging	$963.4	$1,045.4	$(82.0)
Paper	175.4	97.7	77.7
Corporate and other	(85.1)	(75.4)	(9.7)
Income from operations	1,053.7	1,067.7	(14.0)
Non-operating pension expense	(7.9)	(2.1)	(5.8)
Interest expense, net	(128.8)	(95.1)	(33.7)
Income before taxes	917.0	970.5	(53.5)
Income tax expense	(220.6)	(232.5)	11.9
Net income	$696.4	$738.0	$(41.6)
Net income excluding special items (a)	$725.5	$760.4	$(34.9)
EBITDA (a)	$1,441.2	$1,478.6	$(37.4)
EBITDA excluding special items (a)	$1,445.2	$1,497.2	$(52.0)

(a)	See “Reconciliations of Non-GAAP Financial Measures to Reported Amounts” included in this Item 7 for a reconciliation of non-GAAP measures to the most comparable GAAP measure.

Net Sales

Net sales decreased $50 million, or 0.7%, to $6,964 million in 2019, compared to $7,015 million in 2018.

Packaging. Net sales decreased $7 million, or 0.1%, to $5,932 million, compared to $5,939 million in 2018, due to lower prices and mix ($31 million), primarily for domestic and export containerboard, partially offset by increased volumes ($24 million), primarily due to corrugated products. In 2019, our domestic containerboard prices decreased 3.6% and export prices decreased 20.5% compared to 2018. Containerboard outside shipments decreased 12.2%, and total corrugated products shipments were up 0.9% in total and per day workday, compared to 2018. Prices reported by trade publications decreased by

$10 per ton for linerboard in March, May, and June 2019, and corrugating medium decreased $20 per ton in January and $10 per ton in May and June 2019, which drove lower selling prices for containerboard and corrugated products.

Paper. Net sales decreased $38 million, or 3.8%, to $964 million, compared to $1,002 million in 2018. The decrease was due to lower volume ($97 million), partially offset by higher prices and mix ($59 million).

Gross Profit

Gross profit decreased $1 million in 2019, compared to 2018. The decrease was driven primarily by lower prices and mix in our Packaging segment, lower volumes in our Paper segment, and higher operating and converting costs, partially offset by higher volumes in our Packaging segment, higher prices and mix in our Paper segment, lower annual outage expense, and lower freight and logistic expenses. In 2019, gross profit included no significant special items, compared to $15 million related to the conversion of the No. 3 machine at the Wallula mill in 2018.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses (SG&A) increased $21 million in 2019, compared to 2018. The increase in 2019 was primarily due to higher employee salaries and fringes ($20 million).

Other Expense, Net

Other expense, net for the years ended December 31, 2019 and 2018 are set forth below (dollars in millions):

	Year Ended December 31,
	2019	2018
Asset disposals and write-offs	$(25.0)	$(17.3)
Wallula mill restructuring	(0.7)	(14.9)
Facilities closure and other costs	(0.3)	(1.6)
Insurance deductible for property damage	—	(0.5)
Acquisition and integration related costs	—	(0.2)
Other	(6.7)	(6.7)
Total	$(32.7)	$(41.2)

We discuss these items in more detail in Note 7, Other (Expense) Income, Net of the Condensed Notes to the Consolidated Financial Statements in “Part II, Item 8. Financial Statements” of this Form 10-K.

Income from Operations

Income from operations decreased $14 million, or 1.3%, for the year ended December 31, 2019, compared to 2018. Income from operations in 2019 included $4 million of expense for special items compared to $32 million in 2018. Special items in 2019 consisted of $3 million of charges for the disposal of fixed assets related to the containerboard mill conversion at our DeRidder, Louisiana mill and $1 million of charges related to the conversion of the Wallula, Washington mill No. 3 paper machine.  2018 special items included $30 million of charges related to the conversion of the Wallula No. 3 paper machine and $2 million related to facilities closures and other costs.

Packaging. Segment income from operations decreased $82 million to $963 million, compared to $1,045 million in 2018. The decrease in 2019 related primarily to higher operating and converting costs ($101 million), lower domestic and export containerboard prices and mix ($63 million), and other fixed costs ($26 million), partially offset by higher containerboard and corrugated products sales and production volumes ($69 million), lower annual outage expense ($24 million), and higher corrugated products prices and mix ($4 million). Special items in 2019 included expense of $3 million for the disposal of fixed assets related to the containerboard mill conversion at our DeRidder, Louisiana mill and $1 million of charges related to the conversion of the Wallula No. 3 paper machine. Special items in 2018 included $12 million of charges related to the conversion of the Wallula No. 3 paper machine and $2 million related to facilities closures and other costs.

Paper. Segment income from operations increased $78 million to $175 million, compared to $98 million in 2018. The increase primarily related to higher paper prices and mix ($58 million), lower operating costs ($22 million), lower depreciation expense ($12 million), and lower freight expense ($6 million), partially offset by lower sales and production volumes ($31 million), higher annual outage expense ($4 million), and other fixed costs ($3 million). There were an insignificant amount of special items in the Paper segment in 2019, compared to $18 million in 2018 related to the conversion of the Wallula No.3 paper machine to virgin kraft linerboard.

Non-Operating Pension Expense, Interest Expense, Net and Income Taxes

During 2019, non-operating pension expense increased $6 million compared to 2018. The increase in non-operating pension expense was primarily related to the 2018 asset performance (i.e. lower asset balances resulted in lower than expected return) and the amortization of the 2018 losses.

Interest expense, net, during 2019 increased $34 million compared to 2018. The increase is primarily related to the $38 million of charges from the Company’s November 2019 debt refinancing, partially offset by higher interest income as a result of higher cash balances in 2019 and lower interest, as the Company repaid $150 million of notes in March 2018.

During 2019, we recorded $221 million of income tax expense, compared with $232 million of income tax expense during 2018. The effective tax rate for 2019 and 2018 was 24.1% and 24.0%, respectively.

Liquidity and Capital Resources

Sources and Uses of Cash

Our primary sources of liquidity are net cash provided by operating activities and available borrowing capacity under our revolving credit facility. We ended the year with $680 million of cash and cash equivalents, $146 million of marketable debt securities, and $329 million of unused borrowing capacity under the revolving credit facility, net of letters of credit. Currently, our primary uses of cash are for operations, capital expenditures, acquisitions, debt service, common stock dividends, and repurchases of common stock. We believe that net cash generated from operating activities, cash on hand, available borrowings under our revolving credit facility and available capital through access to capital markets will be adequate to meet our liquidity and capital requirements, including payments of any declared common stock dividends, for the foreseeable future. As our debt or credit facilities become due, we will need to repay, extend or replace such facilities. Our ability to do so will be subject to future economic conditions and financial, business, and other factors, many of which are beyond our control.

Below is a summary table of our cash flows, followed by a discussion of our sources and uses of cash through operating activities, investing activities, and financing activities (dollars in millions):

	Year Ended December 31,
	2019	2018
Net cash provided by (used for):
Operating activities	$1,207.4	$1,180.1
Investing activities	(546.6)	(608.2)
Financing activities	(342.8)	(427.3)
Net increase (decrease) in cash and cash equivalents	$318.0	$144.6

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

During 2019, net cash provided by operating activities was $1,207 million, compared to $1,180 million for 2018, an increase of $27 million. Cash increased by $62 million due to favorable changes in operating assets and liabilities, primarily due to the following:

a)	a decrease in accounts receivable in 2019 compared to 2018 due to lower net sales in 2019 as previously discussed and the timing of collections in the Packaging segment, and
b)

a net decrease in inventory in 2019 compared to 2018 primarily due to less containerboard inventory on hand in the Packaging segment, partially offset by higher levels of finished goods in the Paper segment.

These favorable changes were partially offset by the following:

a)	higher taxes paid in 2019 compared to 2018 due to the 2018 use of a federal overpayment from the 2017 tax year resulting from Federal Tax Reform, and
b)	a larger decrease in accounts payable levels in 2019 compared to 2018 related to the timing of payments.

Cash from operations excluding changes in cash used for operating assets and liabilities decreased $35 million, primarily due to lower income from operations as discussed above, as well as higher pension contributions made in 2019 compared to 2018 of $36 million, partially offset by a higher deferred tax provision in 2019 compared to 2018.

Investing Activities

We used $547 million for investing activities in 2019, compared to $608 million in 2018. In 2019, we spent $400 million for internal capital investments, compared to $552 million in 2018. During 2019, we did not acquire any businesses, compared to $56 million for acquisitions in 2018 (Englander dZignPak). In October 2019, we used $146 million of cash-on-hand to invest in available-for-sale (AFS) marketable debt securities. For more information, see Note 12, Cash, Cash Equivalents, and Marketable Debt Securities, of the Notes to Consolidated Financial Statements in “Part II, Item 8. Financial Statements and Supplementary Data” of this Form 10-K.

The details of capital expenditures for property and equipment, excluding acquisitions, by segment for the years ended December 31, 2019 and 2018 are included in the table below (dollars in millions).

	Year Ended December 31,
	2019	2018
Packaging	$367.4	$504.0
Paper	23.8	12.6
Corporate and Other	8.3	34.8
	$399.5	$551.4

We expect capital investments in 2020 to be between $400 million and $425 million. These expenditures could increase or decrease as a result of a number of factors, including our financial results, strategic opportunities, future economic conditions, and our regulatory compliance requirements. We currently estimate capital expenditures to comply with environmental regulations will be about $10 million in 2020. Our estimated environmental expenditures could vary significantly depending upon the enactment of new environmental laws and regulations. For additional information, see “Environmental Matters” in this Management's Discussion and Analysis of Financial Condition and Results of Operations.

At December 31, 2019, the Company had commitments for capital expenditures of $213 million. The Company believes that cash-on-hand combined with cash flow from operations will be sufficient to fund these commitments.

Financing Activities

In 2019, net cash used for financing activities was $343 million, compared to $427 million of cash used for financing activities in 2018, a decrease of $84 million. We paid $31 million more in dividends on our common stock in 2019 ($299 million in total) than in 2018 ($268 million in total) and paid $124 million less in 2019 than in 2018 on our long-term debt, net of proceeds received. In 2019, we refinanced $900 million principal amount of our long term debt. Payments to redeem our old debt, including redemption premiums, exceeded the proceeds received from issuing the new debt by $27 million. We also paid $8 million of debt issuance costs. See Note 11 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for more information on the debt refinancing. In 2018, we repaid at maturity $150 million principal amount of long-term debt from cash on hand.

Commitments

Contractual Obligations

The table below sets forth our enforceable and legally binding obligations as of December 31, 2019 for the categories described below. Some of the amounts included in the table are based on management's estimates and assumptions about these obligations, including their duration, the possibility of renewal, anticipated actions by third parties, and other factors. Because these estimates and assumptions are necessarily subjective, our actual payments may vary from those reflected in the table. Purchase orders made in the ordinary course of business are excluded from the table below. Any amounts for which we are liable under purchase orders are reflected on the Consolidated Balance Sheets as accounts payable and accrued liabilities (dollars in millions):

	Payments Due by Period
		Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	Total	2020	2021-2022	2023-2024	2025 & After
4.50% Senior Notes, due November 2023	$700.0	$—	$—	$700.0	$—
3.65% Senior Notes, due September 2024	400.0	—	—	400.0	—
3.40% Senior Notes, due December 2027	500.0	—	—	—	500.0
3.00% Senior Notes, due December 2029	500.0	—	—	—	500.0
4.05% Senior Notes, due December 2049	400.0	—	—	—	400.0
Total long-term debt (a)	2,500.0	—	—	1,100.0	1,400.0
Interest on long-term debt (b)	973.1	96.4	188.6	157.1	531.0
Finance lease obligations, including interest	23.2	2.7	5.4	5.4	9.7
Operating leases (c)	271.5	71.2	103.4	48.9	48.0
Capital commitments	212.6	212.6	—	—	—
Purchase commitments:
Raw materials (d)	288.6	39.1	79.3	63.7	106.5
Energy related (e)	30.4	12.8	11.1	3.7	2.8
Other liabilities reflected on our Consolidated Balance Sheet (f):
Compensation and benefits (g)	378.2	55.6	121.9	135.6	65.1
Other (h)	66.3	13.6	8.3	2.8	41.6
	$4,743.9	$504.0	$518.0	$1,517.2	$2,204.7

(a)

The table assumes our long-term debt is held to maturity. See Note 11, Debt, of the Notes to Consolidated Financial Statements in “Part II, Item 8. Financial Statements and Supplementary Data” of this Form 10-K. Amounts reported are gross amounts and do not include unamortized debt discounts of $6.9 million at December 31, 2019.

(b)	Amounts represent estimated future interest payments as of December 31, 2019, assuming our long-term debt is held to maturity. All interest rates are fixed.
(c)

We enter into operating leases for real estate and equipment in the normal course of business. Some lease agreements provide us with the option to renew the lease or purchase the leased property. In calculating our future operating lease obligations, we include the obligations associated with the non-cancellable period of the lease along with all the additional obligations covered by an option to extend the lease, if we are reasonably certain to exercise that option. The exercising of lease renewal options is based on whether future economic benefit is expected to be derived from the lease renewal.

(d)

Included among our raw materials purchase obligations are contracts to purchase approximately $279.9 million of wood fiber. Purchase prices under most of these agreements are set quarterly, semiannually, or annually based on regional market prices, and the estimate is based on contract terms or first quarter 2020 pricing. Except for deposits required pursuant to wood supply contracts, these obligations are not recorded in our consolidated financial statements until contract payment terms take effect. Our log, fiber, and wood chip obligations are subject to change based on, among other things, the effect of governmental laws and regulations, disruptions to our manufacturing operations, and log and fiber availability.

(e)

We enter into utility contracts for the purchase of electricity and natural gas. We also purchase these services under utility tariffs. The contractual and tariff arrangements include multiple-year commitments and minimum annual purchase requirements. Our payment obligations were based upon prices in effect on December 31, 2019, or contract language, if available.

(f)

Long-term deferred income taxes of $340.1 million and unrecognized tax benefits of $5.4 million, including interest and penalties, are excluded from this table, because the timing of their future cash outflows are uncertain.

(g)

Amounts primarily consist of pension and postretirement obligations. We have minimum qualified pension contributions of approximately $19.8 million in 2020. See Note 13, Employee Benefit Plans and Other Postretirement Benefits, of the Notes to Consolidated Financial Statements in “Part II, Item 8. Financial Statements and Supplementary Data” of this Form 10-K, for additional information.

(h)	Amounts primarily consist of workers compensation, environmental, and asset retirement obligations.

Off-Balance-Sheet Arrangements

The Company does not have any off-balance sheet arrangements as of December 31, 2019.

Inflation and Other General Cost Increases

We are subject to both contractual, inflation, and other general cost increases. If we are unable to offset these cost increases by price increases, growth, and/or cost reductions in our operations, these inflation and other general cost increases could have a material adverse effect on our operating cash flows, profitability, and liquidity.

In 2019, our total company costs including cost of sales (COS) and selling, general, and administrative expenses (SG&A) was $5.9 billion, and excluding non-cash costs (depreciation, depletion and amortization, pension and postretirement expense, and share-based compensation expense) was $5.4 billion. A 1% increase in COS and SG&A costs would increase costs by $59 million and cash costs by $54 million.

Certain items of product input costs have historically been subject to more cost volatility including fiber, purchased energy, and chemicals.

Energy

In 2019, our mills, including both packaging and paper mills, consumed about 97 million MMBTU’s of fuel, including internally generated and externally purchased, to produce both steam and electricity. The following table for 2019 provides the total MMBTU's purchased externally by fuel type each quarter and the average cost per MMBTU by fuel type for the year. Our mills represent about 90% of our total purchased fuel costs. The cost per MMBTU includes the cost of the fuel plus our transportation and delivery costs.

	2019 Fuel Purchased (millions of MMBTU's)					2019 Avg.
Fuel Type	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year	Cost / MMBTU
Natural gas	7.53	6.56	5.77	6.80	26.66	$3.35
Purchased bark	1.92	1.89	1.82	2.05	7.68	2.34
Other purchased fuels	0.23	0.19	0.17	0.19	0.78	5.19
Total mills	9.68	8.64	7.76	9.04	35.12	$3.17

In addition, the mills purchased 23.02 million CkWh (hundred kilowatt-hours) of electricity in 2019. The purchases by quarter and the average cost per CkWh were as follows:

	2019 Purchased Electricity (millions of CkWh)					2019 Avg.
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year	Cost / CkWh
Purchased electricity	5.67	5.71	5.96	5.68	23.02	$5.29

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

We believe that we are currently in material compliance with these and all applicable environmental rules and regulations. Because environmental regulations are constantly evolving, the Company has incurred, and will continue to incur, costs to maintain compliance with these and other environmental laws. The Company works diligently to anticipate and budget for the impact of applicable environmental regulations, and does not currently expect that future environmental compliance obligations will materially affect its business or financial condition. For the years ended December 31, 2019, 2018, and 2017, we spent $41 million, $40 million, and $39 million, respectively, to comply with the requirements of these and other environmental laws. Additionally, we had $9 million of environmental capital expenditures in 2019, $7 million in 2018, and $9 million in 2017.

In January 2013, the U.S. Environmental Protection Agency (the “EPA”) established a three-year deadline for compliance with the Boiler MACT regulations, establishing air emissions standards and certain other requirements for industrial boilers. PCA's compliance actions involved modifying or replacing certain boilers, and all PCA mills are in full compliance with Boiler MACT requirements. On July 29, 2016, the U.S. Court of Appeals for the District of Columbia Circuit issued a ruling on the consolidated cases challenging Boiler MACT. The court vacated key portions of the rule, including emission limits for certain subcategories of solid fuel boilers, and remanded issues to the EPA for further rulemaking. At this time, we cannot predict with certainty how this decision will impact our existing Boiler MACT compliance efforts or whether we will incur additional costs to comply with any revised standards.

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

Because liability for remediation costs under environmental laws is strict, meaning that liability is imposed without fault, joint and several, meaning that liability is imposed on each party without regard to contribution, and retroactive, PCA could receive notifications of cleanup liability in the future and this liability could be material. From 2006 through 2019, there were no significant environmental remediation costs at PCA's mills and corrugated plants. As of December 31, 2019, we maintained an environmental reserve of $24.6 million relating to on-site landfills and surface impoundments as well as ongoing and anticipated remedial projects. The Company believes that it is not reasonably possible that future environmental expenses above the $24.6 million accrued at December 31, 2019, will have a material impact on its financial condition, results of operations, and cash flows.

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

Pensions

The Company accounts for defined benefit pension plans in accordance with Accounting Standards Codification (ASC) 715, Compensation - Retirement Benefits. The calculation of pension expense and pension liabilities requires decisions about a number of key assumptions that can significantly affect expense and liability amounts, including discount rates, expected return on plan assets, expected rate of compensation increases, longevity and service lives of participants, expected contributions, and other factors. The pension assumptions used to measure pension expense and liabilities are discussed in Note 13, Employee Benefit Plans and Other Postretirement Benefits.

We recognize the funded status of our pension plans on our Consolidated Balance Sheet and recognize the actuarial and experience gains and losses and the prior service costs and credits as a component of “Accumulated Other Comprehensive Loss” in our Consolidated Statement of Changes in Stockholders' Equity. Actual results that differ from assumptions are accumulated and amortized over future periods and, therefore, generally affect recognized expense in future periods. At December 31, 2019, we had approximately $158.9 million of actuarial losses and prior service costs, net of tax, recorded in “Accumulated other comprehensive loss” on our Consolidated Balance Sheet. Accumulated losses in excess of 10% of the greater of the projected benefit obligation or the market-related value of assets will be recognized on a straight-line basis over the average remaining service period of active employees in PCA plans (which is between seven and ten years) and over the average remaining lifetime of inactive participants of Boise plans (which is between 24 and 27 years), to the extent that losses are not offset by gains in subsequent years. While we believe that the assumptions used to measure our pension obligations are reasonable, differences in actual experience or changes in assumptions may materially affect our pension obligations and future expense.

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

	Year Ending December 31,	Year Ended December 31,
	2020	2019	2018
Pension expense	$21.9	$32.7	$27.0
Assumptions
Discount rate	3.25%	4.31%	3.66%
Expected rate of return on plan assets	5.29%	6.06%	6.06%

A change of 0.25% in either direction to the discount rate or the expected rate of return on plan assets would have had the following effect on 2019 and 2020 pension expense (dollars in millions):

		Increase (Decrease) in Pension Expense(a)
	Base Expense	0.25% Increase	0.25% Decrease
2019
Discount rate	$32.7	$(2.3)	$2.4
Expected rate of return on plan assets	32.7	(2.2)	2.2
2020
Discount rate	$21.9	$(2.5)	$2.7
Expected rate of return on plan assets	21.9	(2.7)	2.7

(a)

The sensitivities shown above are specific to 2019 and 2020. The sensitivities may not be additive, so the impact of changing multiple factors simultaneously cannot be calculated by combining the individual sensitivities shown.

For more information related to our pension benefit plans, see Note 13, Employee Benefit Plans and Other Postretirement Benefits, of the Notes to Consolidated Financial Statements in “Part II, Item 8. Financial Statements and Supplementary Data” of this Form 10-K.

Goodwill Impairment

Goodwill represents the excess of the cost of an acquired business over the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed in a business combination. At December 31, 2019, we had $918.7 million of goodwill, of which $863.5 million was recorded in the Packaging segment and $55.2 million was recorded in our Paper segment.

We maintain two reporting units for purposes of our goodwill impairment testing, Packaging and Paper, which are the same as our operating segments discussed in Note 20, Segment Information, of the Notes to Consolidated Financial Statements in “Part II, Item 8. Financial Statements and Supplementary Data” of this Form 10-K. We test goodwill for impairment annually in the fourth quarter or sooner if events or changes in circumstances indicate that the carrying value of the asset may exceed fair value.

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

During the annual goodwill impairment test performed in the fourth quarter of 2019, we assessed qualitative factors to determine whether it was more likely than not that the fair value of each reporting unit was less than its carrying value. Based on the results of the qualitative impairment test, we determined that it was more likely than not that the carrying value was less than the fair value of the Packaging and Paper reporting units.

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

We periodically assess the estimated useful lives of our assets. Changes in circumstances, such as changes to our operational or capital strategy, changes in regulation, or technological advances, may result in the actual useful lives differing from our estimates. Revisions to the estimated useful lives of assets requires judgment and constitutes a change in accounting estimate, which is accounted for prospectively by adjusting or accelerating depreciation and amortization rates. In 2019 and 2018, we recognized incremental depreciation expense of $0.3 million and $14.5 million, respectively, primarily related to the second quarter 2018 discontinuation of uncoated free sheet and coated one-side white paper grades at the Wallula, Washington mill associated with the conversion of the No. 3 paper machine to produce virgin kraft linerboard. Additionally, in conjunction with the conversion of the No. 3 paper machine, we recognized an impairment loss of $3.1 million associated with the fiber farm asset group during 2018.

New and Recently Adopted Accounting Standards

For a listing of our new and recently adopted accounting standards, see Note 2, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements in “Part II, Item 8. Financial Statements and Supplementary Data” of this Form 10-K.

Reconciliations of Non-GAAP Financial Measures to Reported Amounts

Net income excluding special items, EBITDA, and EBITDA excluding special items are non-GAAP financial measures. Management excludes special items, as it believes that these items are not necessarily reflective of the ongoing operations of our business. These measures are presented because they provide a means to evaluate the performance of our segments and our Company on an ongoing basis using the same measures that are used by our management, because these measures assist in providing a meaningful comparison between periods and because these measures are frequently used by investors and other interested parties in the evaluation of companies and the performance of their segments. Any analysis of non-GAAP financial measures should be done in conjunction with results presented in accordance with GAAP. The non-GAAP measures are not intended to be substitutes for GAAP financial measures and should not be used as such. Reconciliations of the non-GAAP measures to the most comparable measure reported in accordance with GAAP for the years ended December 31, 2019 and 2018 follow (dollars in millions):

	Year Ended December 31,
	2019			2018
	Income before Taxes	Income Taxes	Net Income	Income before Taxes	Income Taxes	Net Income
As reported in accordance with GAAP	$917.0	$(220.6)	$696.4	$970.5	$(232.5)	$738.0
Special items:
Wallula mill restructuring (a)	1.0	(0.3)	0.7	30.0	(7.5)	22.5
Facilities closure and other costs (b)	0.3	(0.1)	0.2	1.8	(0.5)	1.3
Debt refinancing (c)	38.7	(12.8)	25.9	—	—	—
DeRidder fixed asset disposals (d)	3.0	(0.7)	2.3	—	—	—
Insurance deductible for property damage (e)	—	—	—	0.5	(0.1)	0.4
Acquisition and integration related costs (f)	—	—	—	0.2	—	0.2
Tax reform (g)	—	—	—	—	(2.0)	(2.0)
Total special items	43.0	(13.9)	29.1	32.5	(10.1)	22.4
Excluding special items	$960.0	$(234.5)	$725.5	$1,003.0	$(242.6)	$760.4

(a)

Includes charges related to the second quarter 2018 discontinuation of uncoated free sheet and coated one-side paper grades at the Wallula, Washington mill associated with the conversion of the No. 3 paper machine to produce virgin kraft linerboard.

(b)

For 2019, includes charges consisting of closure costs related to corrugated products facilities, partially offset by income from the sale of a building related to a closed corrugated products facility. For 2018, includes charges consisting of closure costs related to corrugated products facilities and a corporate administration facility.

(c)

Includes charges related to the Company’s November 2019 debt refinancing, which included redemption premiums and the write-offs of remaining balances of treasury locks and unamortized debt issuance costs. Also includes income tax benefit from the stranded tax effects in Accumulated Other Comprehensive Income related to the write-offs of the treasury locks in connection with the debt refinancing.

(d)	Includes charges for the disposal of fixed assets related to the containerboard mill conversion at our DeRidder, Louisiana mill.
(e)	Includes costs for the property damage insurance deductible for a weather-related incident at one of the corrugated products facilities.
(f)	Includes charges for acquisition and integration costs related to recent acquisitions.
(g)

Includes $2.0 million of income tax benefit for the re-measurement of our net deferred tax liability for the reduction in the U.S. corporate federal statutory income tax rate related to our 2017 measurement period adjustments in accordance with SEC Staff Accounting Bulletin No. 118 (SAB 118), Income Tax Accounting Implications of the Tax Cuts and Jobs Act.

The following table reconciles net income to EBITDA and EBITDA excluding special items for the periods indicated (dollars in millions):

	Year Ended December 31,
	2019	2018
Net income	$696.4	$738.0
Non-operating pension expense	7.9	2.1
Interest expense, net	128.8	95.1
Provision for income taxes (a)	220.6	232.5
Depreciation, amortization, and depletion	387.5	410.9
EBITDA	$1,441.2	$1,478.6
Special items:
Wallula mill restructuring	$0.7	$16.3
Facilities closure and other costs	0.3	1.6
DeRidder mill fixed asset disposals	3.0	—
Acquisition and integration related costs	—	0.2
Insurance deductible for property damage	—	0.5
EBITDA excluding special items	$1,445.2	$1,497.2

(a)

The U.S. corporate federal statutory income tax rate in both 2019 and 2018 was 21%. Income tax expense for 2019 included a tax benefit of $3.2 million from the stranded tax effects in Accumulated Other Comprehensive Income related to the write-offs of the treasury locks in connection with the Company’s November 2019 debt refinancing. Income tax expense for 2018 included a tax benefit of $2.0 million related to the enactment in December 2017 of the Tax Cuts and Jobs Act (H.R.1). See Note 8, Income Taxes, for more information.

The following table reconciles segment income (loss) to EBITDA and EBITDA excluding special items (dollars in millions):

	Year Ended December 31,
	2019	2018
Packaging
Segment income	$963.4	$1,045.4
Depreciation, amortization, and depletion	342.8	342.0
EBITDA	1,306.2	1,387.4
Facilities closure and other costs	0.3	1.6
Wallula mill restructuring	0.5	11.3
DeRidder mill fixed asset disposals	3.0	—
Acquisition and integration related costs	—	0.2
Insurance deductible for property damage	—	0.5
EBITDA excluding special items	$1,310.0	$1,401.0

Paper
Segment income	$175.4	$97.7
Depreciation, amortization, and depletion	37.7	62.0
EBITDA	213.1	159.7
Wallula mill restructuring	0.2	5.0
EBITDA excluding special items	$213.3	$164.7

Corporate and Other
Segment loss	$(85.1)	$(75.4)
Depreciation, amortization, and depletion	7.0	6.9
EBITDA	(78.1)	(68.5)
EBITDA excluding special items	$(78.1)	$(68.5)
EBITDA	$1,441.2	$1,478.6
EBITDA excluding special items	$1,445.2	$1,497.2

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

PCA is exposed to the impact of interest rate changes and changes in the market value of its financial instruments. PCA periodically enters into derivatives in order to minimize these risks, but not for trading purposes. We were not party to any derivative-based arrangements at December 31, 2019. For a discussion of derivatives and hedging activities, see Note 16, Derivative Instruments and Hedging Activities, of the Notes to Consolidated Financial Statements in “Part II, Item 8. Financial Statements and Supplementary Data” of this Form 10-K.

At December 31, 2019, the interest rates on 100% of PCA’s outstanding debt are fixed.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

Packaging Corporation of America:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Packaging Corporation of America and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of income and comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for leases effective January 1, 2019 due to the adoption of Accounting Standards Update 2016-02, Leases (Topic 842), and its subsequent amendments.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Evaluation of the value of the pension obligation

As discussed in Note 13 to the consolidated financial statements, the Company’s estimated pension benefit obligation totaled $1,420 million as of December 31, 2019. The pension benefit obligation is measured at the actuarial present value as of a date of all benefits attributed by the pension benefit formula to employee service rendered before that date. The determination of the Company’s pension benefit obligation is dependent, in part, on the selection of certain actuarial assumptions, including the discount rate.

We identified the evaluation of the value of the pension benefit obligation as a critical audit matter because of the specialized skills required to measure the value of the pension benefit obligation. In addition, the measurement of the pension benefit obligation is sensitive to minor changes in the discount rate assumption.

The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s pension benefit obligation valuation process, including controls related to the development of the discount rate. We involved an actuarial professional with specialized skills and knowledge, who assisted in understanding and assessing the actuarial methods and assumptions used to measure the pension benefit obligation. In addition, the actuarial professional assisted with our evaluation of the discount rate by assessing:

•changes in the discount rate from the prior year against changes in published indices,

•the pattern of cash flows, including consideration of the plan type and plan provisions, and

•the selected yield curve and its consistency with the prior year and spot rates.

/s/ KPMG LLP
We have served as the Company’s auditor since 2014.

Chicago, Illinois
February 26, 2020

Packaging Corporation of America

Consolidated Statements of Income and Comprehensive Income

(dollars in millions, except per-share data)

	Year Ended December 31,
	2019	2018	2017
Statements of Income
Net sales	$6,964.3	$7,014.6	$6,444.9
Cost of sales	(5,320.3)	(5,369.3)	(4,974.1)
Gross profit	1,644.0	1,645.3	1,470.8
Selling and administrative expenses	(557.6)	(536.4)	(519.9)
Other expense, net	(32.7)	(41.2)	(18.4)
Income from operations	1,053.7	1,067.7	932.5
Non-operating pension expense	(7.9)	(2.1)	(1.3)
Interest expense, net	(128.8)	(95.1)	(102.6)
Income before taxes	917.0	970.5	828.6
Provision for income taxes	(220.6)	(232.5)	(160.0)
Net income	$696.4	$738.0	$668.6
Net income per common share:
Basic	$7.36	$7.82	$7.09
Diluted	$7.34	$7.80	$7.07
Dividends declared per common share	$3.16	$3.00	$2.52
Statements of Comprehensive Income:
Net income	$696.4	$738.0	$668.6
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	$—	$(0.1)	$(0.2)
Reclassification adjustments to cash flow hedges included in net income, net of tax of $7.9 million, $1.3 million, and $2.2 million for 2019, 2018, and 2017, respectively	10.2	4.0	3.5
Amortization of pension and postretirement plans actuarial loss and prior service cost, net of tax of $3.2 million, $4.0 million, and $4.9 million for 2019, 2018, and 2017, respectively	9.6	11.8	8.2
Changes in unfunded employee benefit obligations, net of tax of $13.6 million, ($0.8) million, and $18.0 million for 2019, 2018, and 2017, respectively	(40.5)	2.4	(28.8)
Other comprehensive income (loss)	(20.7)	18.1	(17.3)
Comprehensive income	$675.7	$756.1	$651.3

See notes to consolidated financial statements.

Packaging Corporation of America

Consolidated Balance Sheets

(dollars and shares in millions, except per-share data)

	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$679.5	$361.5
Short-term marketable debt securities	87.9	—
Accounts receivable, net of allowance for doubtful accounts and customer deductions of $12.6 million and $13.6 million as of December 31, 2019 and 2018, respectively	845.6	901.9
Inventories	794.1	795.6
Prepaid expenses and other current assets	44.8	39.4
Federal and state income taxes receivable	26.5	16.7
Total current assets	2,478.4	2,115.1
Property, plant and equipment, net	3,151.7	3,108.6
Goodwill	918.7	917.3
Other intangible assets, net	338.8	378.2
Operating lease right-of-use assets	234.3	—
Long-term marketable debt securities	58.1	—
Other long-term assets	55.8	50.5
Total assets	$7,235.8	$6,569.7
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Operating lease obligations	$62.6	$—
Finance lease obligations	1.5	1.4
Accounts payable	351.9	382.2
Dividends payable	76.6	76.1
Accrued liabilities	217.5	222.4
Accrued interest	13.7	11.5
Total current liabilities	723.8	693.6
Long-term liabilities:
Long-term debt	2,476.8	2,483.7
Operating lease obligations	177.6	—
Finance lease obligations	16.0	17.6
Deferred income taxes	340.1	285.2
Compensation and benefits	375.5	357.5
Other long-term liabilities	55.0	59.7
Total long-term liabilities	3,441.0	3,203.7
Commitments and contingent liabilities
Stockholders' equity:
Common stock, par value $0.01 per share, 300.0 million shares authorized, 94.7 million and 94.5 million shares issued as of December 31, 2019 and 2018, respectively	0.9	0.9
Additional paid in capital	524.8	494.5
Retained earnings	2,704.8	2,315.8
Accumulated other comprehensive loss	(159.5)	(138.8)
Total stockholders' equity	3,071.0	2,672.4
Total liabilities and stockholders' equity	$7,235.8	$6,569.7

See notes to consolidated financial statements.

Packaging Corporation of America

Consolidated Statements of Cash Flows

(dollars in millions)

	Year Ended December 31,
	2019	2018	2017
Cash Flows from Operating Activities:
Net income	$696.4	$738.0	$668.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization of intangibles	387.5	410.9	391.4
Amortization of deferred financing costs	23.4	8.6	10.0
Loss on early extinguishment of debt	22.2	—	—
Share-based compensation expense	30.4	23.5	20.6
Deferred income tax provision (benefit)	60.3	38.7	(84.5)
Net loss on impairment of assets	—	3.1	13.5
Pension and post-retirement benefits expense, net of contributions	(26.9)	3.1	(20.4)
Other, net	4.8	7.1	3.0
Changes in operating assets and liabilities, net of acquisitions:
Decrease (increase) in assets —
Accounts receivable	56.4	(56.1)	(115.1)
Inventories	1.4	(35.6)	(21.0)
Prepaid expenses and other current assets	(6.9)	(2.1)	(5.2)
(Decrease) increase in liabilities —
Accounts payable	(32.4)	(17.6)	41.0
Accrued liabilities	(0.1)	5.5	8.4
Federal and state income tax payable / receivable	(9.1)	53.0	(54.2)
Net cash provided by operating activities	1,207.4	1,180.1	856.1
Cash Flows from Investing Activities:
Additions to property, plant, and equipment	(399.5)	(551.4)	(343.0)
Acquisitions of businesses, net of cash acquired	—	(56.3)	(273.8)
Additions to other long term assets	(3.8)	(4.5)	(7.8)
Proceeds from asset disposals	4.1	1.5	16.6
Purchases of marketable debt securities, net of redemptions	(146.1)	—	—
Other, net	(1.3)	2.5	(1.1)
Net cash used for investing activities	(546.6)	(608.2)	(609.1)
Cash Flows from Financing Activities:
Proceeds from issuance of debt	895.8	—	997.8
Repayments of debt and capital lease obligations	(923.4)	(151.3)	(1,011.9)
Financing costs paid	(8.3)	—	(6.8)
Common stock dividends paid	(298.7)	(268.1)	(237.6)
Shares withheld to cover employee restricted stock taxes	(8.2)	(7.9)	(10.8)
Other, net	—	—	(0.1)
Net cash used for financing activities	(342.8)	(427.3)	(269.4)
Net increase (decrease) in cash and cash equivalents	318.0	144.6	(22.4)
Cash and cash equivalents, beginning of year	361.5	216.9	239.3
Cash and cash equivalents, end of year	$679.5	$361.5	$216.9

See notes to consolidated financial statements.

Packaging Corporation of America

Consolidated Statements of Changes in Stockholders' Equity

(dollars in millions and shares in thousands)

	Common Stock		Additional Paid in	Retained	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Earnings	Loss	Equity
Balance at January 1, 2017	94,213	$0.9	$451.4	$1,447.1	$(139.6)	$1,759.8
Common stock withheld and retired to cover taxes on vested stock awards	(98)	—	(0.7)	(10.1)	—	(10.8)
Common stock dividends declared	—	—	—	(238.2)	—	(238.2)
Share-based compensation expense	235	—	20.6	—	—	20.6
Other	—	—	(0.1)	—	—	(0.1)
Comprehensive income	—	—	—	668.6	(17.3)	651.3
Balance at December 31, 2017	94,350	0.9	471.2	1,867.4	(156.9)	2,182.6
Common stock withheld and retired to cover taxes on vested stock awards	(69)	—	(0.5)	(7.4)	—	(7.9)
Common stock dividends declared	—	—	—	(284.0)	—	(284.0)
Share-based compensation expense	216	—	23.5	—	—	23.5
Adoption of ASC 606	—	—	—	1.6	—	1.6
Other	—	—	0.3	0.2	—	0.5
Comprehensive income	—	—	—	738.0	18.1	756.1
Balance at December 31, 2018	94,497	0.9	494.5	2,315.8	(138.8)	2,672.4
Common stock withheld and retired to cover taxes on vested stock awards	(87)	—	(0.7)	(7.5)	—	(8.2)
Common stock dividends declared	—	—	—	(299.7)	—	(299.7)
Share-based compensation expense	245	—	31.0	—	—	31.0
Other	—	—	—	(0.2)	—	(0.2)
Comprehensive income	—	—	—	696.4	(20.7)	675.7
Balance at December 31, 2019	94,655	$0.9	$524.8	$2,704.8	$(159.5)	$3,071.0

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements

1.	Nature of Operations and Basis of Presentation

Packaging Corporation of America (“we,” “us,” “our,” “PCA,” or the “Company”) was incorporated on January 25, 1999. In April 1999, PCA acquired the containerboard and corrugated packaging products business of Pactiv Corporation (Pactiv), formerly known as Tenneco Packaging, Inc., a wholly owned subsidiary of Tenneco Inc. We are a large, diverse manufacturer of both packaging and paper products. We are headquartered in Lake Forest, Illinois and we operate primarily in the United States. We have approximately 15,500 employees.

We report our business in three reportable segments: Packaging, Paper, and Corporate and Other. Our Packaging segment produces a wide variety of containerboard and corrugated packaging products. The Paper segment manufactures and sells a range of communication-based papers. During the second quarter of 2018, the Company discontinued the production of uncoated free sheet and coated one-side white paper grades at the Wallula, Washington mill and converted the No. 3 machine at the mill from production of white papers to production of virgin kraft linerboard. Before May 2018, operating results for the Wallula mill were included in the Paper segment. After May 2018, operating results for the Wallula mill are primarily included in the Packaging segment. Corporate and other includes support staff services and related assets and liabilities, transportation assets, and activity related to other ancillary support operations. For more information about our segments, see Note 20, Segment Information.

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

Revenue Recognition

In accordance with ASU 2014-09 (Topic 606): Revenue from Contracts with Customers, we recognize revenue when control of the promised goods or services is transferred to customers in an amount that reflects the consideration expected to be received in exchange for those goods or services. The timing of revenue recognition for most goods and services occurs when performance obligations under the terms of a contract with a customer are satisfied. This occurs with the transfer of control of our products at a specific point in time. For most packaging and paper products, revenue is recognized when the product is shipped from the mill or from our manufacturing facility to our customer. Shipping and handling fees billed to a customer are recorded on a gross basis in “Net sales”, with the corresponding shipping and handling costs included in “Cost of sales” in the concurrent period as the revenue is recorded. We present taxes collected from customers and remitted to governmental authorities on a net basis in our Consolidated Statements of Income. See Note 4, Revenue, for more information.

Planned Major Maintenance Costs

The Company accounts for its planned major maintenance activities in accordance with ASC 360, Property, Plant, and Equipment, using the deferral method. All maintenance costs incurred during the year are expensed in the year in which the maintenance activity occurs.

Share-Based Compensation

We recognize compensation expense for awards granted under the PCA long-term equity incentive plans based on the fair value on the grant date. We recognize the cost of the equity awards expected to vest over the period the awards vest. See Note 15, Share-Based Compensation, for more information.

Research and Development

Research and development costs are expensed as incurred. The amount charged to expense was $16.0 million, $14.4 million, and $12.8 million for the years ended December 31, 2019, 2018, and 2017, respectively.

Cash and Cash Equivalents

Cash and cash equivalents include all cash balances and highly liquid investments with original maturities of three months or less at the date of purchase. Cash equivalents are stated at cost, which approximates market. Cash and cash equivalents totaled $679.5 million and $361.5 million at December 31, 2019 and 2018, respectively, which included cash equivalents of $410.7 million and $311.1 million, respectively. At December 31, 2019 and 2018, we had $2.4 million and $2.3 million, respectively, of cash at our operations outside the United States.

Marketable Debt Securities

The Company’s marketable debt securities have been classified and accounted for as available-for-sale (AFS) in accordance with ASU 2016-01, Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. The Company classifies its marketable debt securities as either short-term or long-term based on each security’s underlying contractual maturity date. Our investments in AFS securities are reported at fair value. Unrealized gains and losses on AFS securities are recognized in accumulated other comprehensive income (loss) (AOCI). Realized gains and losses on the sale of AFS securities are accounted for using the specific identification method.

Changes in the fair value of marketable debt securities impact net income only when such securities are sold or an other-than-temporary impairment is recognized. The Company regularly reviews its investment portfolio to determine if any marketable debt security is other-than-temporarily impaired. In making this judgment, PCA evaluates, among other things, the duration and the extent to which the fair value of a marketable debt security is less than its cost; the financial condition of the issuer and any changes thereto; and the intent to sell, or whether we will more likely than not be required to sell, the marketable debt security before recovery of its amortized cost basis. We recorded no other-than-temporary impairment charges on our AFS securities for the year ended December 31, 2019. We did not have any marketable debt securities for the year ended December 31, 2018. See Note 12, Cash, Cash Equivalents, and Marketable Debt Securities, for more information.

Trade Accounts Receivable, Allowance for Doubtful Accounts, and Customer Deductions

Trade accounts receivable are stated at the amount we expect to collect. The collectability of our accounts receivable is based upon a combination of factors. In circumstances where a specific customer is unable to meet its financial obligations to PCA (e.g., bankruptcy filings, substantial downgrading of credit sources), a specific reserve for bad debts is recorded against amounts due to the Company to reduce the net recorded receivable to the amount the Company reasonably believes will be collected. For all other customers, reserves for bad debts are recognized based on historical collection experience. If collection experience deteriorates (i.e., higher than expected defaults or an unexpected material adverse change in a major customer’s ability to meet its financial obligations to the Company), the estimate of the recoverability of amounts due could be reduced by a material amount. We periodically review our allowance for doubtful accounts and adjustments to the valuation allowance are recorded as income or expense. Trade accounts receivable balances that remain outstanding after we have used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. At December 31, 2019 and 2018, the allowance for doubtful accounts was $4.2 million and $4.6 million, respectively.

The customer deductions reserve represents the estimated amount required for customer returns, allowances, and earned discounts. Based on the Company’s experience, customer returns, allowances, and earned discounts have averaged approximately 1% of gross selling price. Accordingly, PCA reserves 1% of its open customer accounts receivable balance for these items. The reserves for customer deductions of $8.4 million and $9.0 million at December 31, 2019 and 2018, respectively, are also included as a reduction of the accounts receivable balance.

Derivative Instruments and Hedging Activities

The Company records its derivatives, if any, in accordance with ASC 815, Derivatives and Hedging. The guidance requires the Company to recognize derivative instruments as either assets or liabilities on the balance sheet at fair value. The accounting for changes in the fair value of a derivative depends on the intended use and designation of the derivative instrument. For a derivative designated as a fair value hedge, the gain or loss on the derivative is recognized in earnings in the period of change at fair value together with the offsetting gain or loss on the hedged item. For a derivative instrument designated as a cash flow hedge, the effective portion of the derivative’s gain or loss is initially reported as a component of AOCI and is subsequently recognized in earnings when the hedged exposure affects earnings. The ineffective portion of the gain or loss is recognized in earnings. We were not party to any derivative-based arrangements at December 31, 2019 and 2018.

Fair Value Measurements

PCA measures the fair value of its financial instruments and marketable debt securities in accordance with ASC 820, Fair Value Measurements and Disclosures. The guidance defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. It is determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, ASC 820 establishes the following hierarchy that prioritizes the inputs to valuation methodologies used to measure fair value:

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

Financial instruments and marketable debt securities measured at fair value on a recurring basis include the fair values of our marketable debt securities and our pension and postretirement benefit assets and liabilities. See Note 12, Cash, Cash Equivalents, and Marketable Debt Securities, and Note 13, Employee Benefit Plans and Other Postretirement Benefits, for more information. Other assets and liabilities measured and recognized at fair value on a nonrecurring basis include assets acquired and liabilities assumed in acquisitions and our asset retirement obligations. Given the nature of these assets and liabilities, evaluating their fair value from the perspective of a market participant is inherently complex. Assumptions and estimates about future values can be affected by a variety of internal and external factors. Changes in these factors may require us to revise our estimates and could require us to retroactively adjust provisional amounts that we recorded for the fair values of assets acquired and liabilities assumed in connection with business combinations. These adjustments could have a material effect on our financial condition and results of operations. See Note 5, Acquisitions, and Note 14, Asset Retirement Obligations, for more information.

Inventory Valuation

We value our raw materials, work in process, and finished goods inventories using lower of cost, as determined by the average cost method, or market. Supplies and materials are valued at the first-in, first-out (FIFO) or average cost methods.

The components of inventories were as follows (dollars in millions):

	December 31,
	2019	2018
Raw materials	$271.5	$307.8
Work in process	11.0	13.9
Finished goods	207.7	199.0
Supplies and materials	303.9	274.9
Inventories	$794.1	$795.6

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

Property, plant, and equipment consisted of the following (dollars in millions):

	December 31,
	2019	2018
Land and land improvements	$177.5	$161.9
Buildings	837.4	795.5
Machinery and equipment	5,727.4	5,481.6
Construction in progress	174.0	176.7
Other	81.5	75.4
Property, plant and equipment, at cost	6,997.8	6,691.1
Less accumulated depreciation	(3,846.1)	(3,582.5)
Property, plant and equipment, net	$3,151.7	$3,108.6

The amount of interest capitalized from construction in progress was $3.4 million, $4.5 million, and $2.5 million for the years ended December 31, 2019, 2018, and 2017, respectively.

Depreciation is computed on the straight-line basis over the estimated useful lives of the related assets. Assets under finance leases are depreciated on the straight-line method over the term of the lease or the useful life, if shorter. The following lives are used for the various categories of assets:

Buildings and land improvements	5 to 40 years
Machinery and equipment	3 to 25 years
Trucks and automobiles	3 to 10 years
Furniture and fixtures	3 to 20 years
Computers and hardware	3 to 10 years
Leasehold improvements	Period of the lease or useful life, if shorter

The amount of depreciation expense was $346.8 million, $361.7 million, and $347.8 million for the years ended December 31, 2019, 2018, and 2017, respectively. In 2019, 2018, and 2017, we recognized incremental depreciation expense of $0.3 million, $14.5 million, and $10.5 million, respectively, primarily related to the second quarter 2018 discontinuation of paper grades at the Wallula, Washington mill associated with the conversion of the No. 3 paper machine to produce virgin kraft linerboard.

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

Leases

We determine if an arrangement is, or contains, a lease at the inception date based on the presence of identified assets and our right to obtain substantially all of the economic benefit from or to direct the use of such assets. When we determine a lease exists, we record a right-of-use asset and corresponding lease liability on our consolidated balance sheets. Right-of-use assets represent our right to use an underlying asset for the lease term. Lease liabilities represent our obligation to make lease payments arising from the lease. Right-of-use assets are recognized at commencement date at the value of the lease liability and are adjusted for any prepayments, lease incentives received, and initial direct costs incurred. Lease liabilities are recognized at lease commencement date based on the present value of remaining lease payments over the lease term. As the discount rate implicit in the lease is not readily determinable in most of our leases, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. Our lease terms include options to extend or terminate the lease when it is reasonably certain that we will exercise that option.

Operating lease balances are included in Operating lease right-of-use assets with the related liabilities included in Current Operating lease obligations and Long-term Operating lease obligations. Assets under finance leases are included in Property, plant and equipment, net, with the related liabilities included in Current Finance lease obligations and Long-term Finance lease obligations.

We do not record lease contracts with a term of 12 months or less on our consolidated balance sheets.

We recognize fixed lease expense for operating leases on a straight-line basis over the lease term. For finance leases, we recognize amortization expense on the right-of-use asset and interest expense on the lease liability over the lease term.

We have lease agreements with non-lease components that relate to lease components (e.g., common area maintenance such as cleaning or landscaping, insurance, etc.). We account for each lease and any non-lease components associated with that lease as a single lease component for all underlying asset classes. Accordingly, all costs associated with a lease contract are accounted for as lease costs.

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

Goodwill, which amounted to $918.7 million and $917.3 million for the years ended December 31, 2019 and 2018, respectively, is not amortized but is subject to an annual impairment test in accordance with ASC 350, Intangibles – Goodwill and Other. We test goodwill for impairment annually in the fourth quarter or sooner if events or changes in circumstances indicate that the carrying value of the asset may exceed fair value. Additionally, we evaluate the remaining useful lives of our finite-lived purchased intangible assets to determine whether any adjustments to the useful lives are necessary. The Company concluded that none of the goodwill or intangible assets were impaired in the 2019, 2018, and 2017 annual impairment tests. See Note 9, Goodwill and Intangible Assets, for additional information.

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

Deferred Debt Issuance Costs

PCA has capitalized certain costs related to obtaining its financing. These costs are amortized to interest expense using the effective interest rate method over the terms of the related financing, which range from 10 to 30 years. At December 31, 2019 and 2018 deferred debt issuance costs were $16.3 million and $12.6 million, respectively, and were recorded in “Long-Term Debt” on our Consolidated Balance Sheets.

Cutting Rights and Fiber Farms

We lease the cutting rights to approximately 73,000 acres of timberland. Additionally, we previously leased 3,000 acres of land where we operated fiber farms as a source of future fiber supply; however, we exited the leases in conjunction with the conversion of the No. 3 machine at the Wallula mill to produce virgin kraft linerboard. Management performed a recoverability test on the associated fiber farms in 2018 and 2017 and deemed the asset group to not be fully recoverable. As a result of the recoverability calculation on the fiber farm asset group, the Company recorded an impairment loss of $3.1 million and $13.5 million in 2018 and 2017, respectively.

For our cutting rights, we capitalize the annual lease payments and reforestation costs associated with these leases. Costs are recorded as depletion when the timber or fiber is harvested and used in operations or sold to customers. Capitalized long-term lease costs for our cutting rights, primarily recorded in “Other long-term assets” on our Consolidated Balance Sheets, were $21.6 million and $22.4 million as of December 31, 2019 and 2018, respectively. The amount of depletion expense was $2.7 million, $7.6 million, and $5.2 million for the years ended December 31, 2019, 2018, and 2017, respectively.

Deferred Software Costs

PCA capitalizes costs related to the purchase and development of software, which is used in its business operations. The costs attributable to these software systems are amortized over their estimated useful lives based on various factors such as the effects of obsolescence, technology, and other economic factors. Net capitalized software costs recorded in “Other long-term assets” on our Consolidated Balance Sheets were $1.4 million and $1.6 million for the years ended December 31, 2019 and 2018, respectively. Software amortization expense was $0.9 million, $2.1 million, and $2.3 million for the years ended December 31, 2019, 2018, and 2017, respectively.

During 2019, the Company early adopted ASU 2018-15, Intangibles – Goodwill and Other – Internal Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which includes amendments to align the accounting for costs incurred to implement a cloud computing arrangement that is a service contract with the guidance on capitalizing costs associated with developing or obtaining internal-use software. Capitalized costs associated with cloud computing arrangements were immaterial for 2019.

Income Taxes

PCA utilizes the liability method of accounting for income taxes whereby it recognizes deferred tax assets and liabilities for the future tax consequences of temporary differences between the tax basis of assets and liabilities and the reported amounts in the financial statements. Deferred tax assets will be reduced by a valuation allowance if, based upon management’s estimates, it is more likely than not that a portion of the deferred tax assets will not be realized in a future period. The estimates utilized in the recognition of deferred tax assets are subject to revision in future periods based on new facts or circumstances. PCA’s practice is to recognize interest and penalties related to unrecognized tax benefits in income tax expense.

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

Business Combinations

The Company accounts for acquisitions under ASC 805, Business Combinations and ASU 2017-01 (Topic 805): Clarifying the Definition of a Business. ASC 805 requires separate recognition of assets acquired and liabilities assumed from goodwill at the acquisition date fair values. ASU 2017-01 (Topic 805) provides additional guidance to assist entities with evaluating whether transfers of assets and activities should be accounted for as acquisitions of assets or businesses. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and liabilities assumed. During the measurement period, which may be up to one year from the acquisition date, the Company records adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the consolidated financial statements.

Recently Adopted Accounting Standards

Effective January 1, 2019, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2016-02 (Topic 842): Leases, which requires the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous guidance. The original guidance required application on a modified retrospective basis with the earliest period presented. In July 2018, the FASB issued ASU 2018-11, Targeted Improvements to ASC 842, which included an option to not restate comparative periods in transition and elect to use the effective date of ASC 842, Leases, as the date of initial application of transition, which we elected. As a result of the adoption of ASC 842 on January 1, 2019, we recorded operating lease liabilities of $228 million, with corresponding right-of-use assets of the same amount. In addition, we elected the package of practical expedients permitted under the transition guidance within the new standard, which allowed us to carry forward the historical lease classification and not to reassess whether existing or expired contracts contain a lease. We also elected the short-term lease recognition exemption, which permits us to exclude short-term leases (i.e. leases with terms of 12 months or less) from the recognition requirements of this standard, and we elected to account for lease and non-lease components as a single lease component for all classes of underlying assets except for embedded leases. The adoption of ASC 842 had an immaterial impact on our consolidated net earnings, liquidity and debt covenants under our current agreements for the year ended December 31, 2019. See Note 3, Leases, for more information.

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

Effective October 1, 2019, we early adopted ASU 2018-15, Intangibles – Goodwill and Other – Internal Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which includes amendments to align the accounting for costs incurred to implement a cloud computing arrangement that is a service contract with the guidance on capitalizing costs associated with developing or obtaining internal-use software. The accounting for the service component of a hosting arrangement that is a service contract is not affected by the amendments in this update. This guidance will be applied prospectively. The adoption of this guidance did not have a material impact on the Company’s financial condition, results of operations, or cash flows.

New Accounting Standards Not Yet Adopted

In August 2018, the FASB issued ASU 2018-14, Compensation – Retirement Benefits – Defined Benefit Plans – General (Subtopic 715-20): Disclosure Framework – Changes to the Disclosure Requirements for Defined Benefit Plans. ASU 2018-14 removes certain disclosures that are not considered cost beneficial, clarifies certain required disclosures and adds additional disclosures. The ASU is effective for annual periods beginning after December 31, 2020, with early adoption permitted. The amendments in ASU 2018-14 would need to be applied on a retrospective basis.  The Company is currently evaluating the impact of this guidance, but does not expect the guidance will have a significant impact on its related disclosures.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement.  ASU 2018-13 removes or modifies certain disclosure requirements and adds additional requirements to improve the usefulness of the fair value measurement disclosure for financial statement users. The ASU is effective for annual and interim periods beginning after December 15, 2019, with early adoption permitted. Certain amendments of ASU 2018-13 are required to be applied prospectively for the first interim period of the initial year of adoption. All other amendments need to be applied retrospectively. The Company is currently evaluating the impact of this guidance, but does not expect the guidance will have a significant impact on its related disclosures.

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

3.Leases

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

Supplemental balance sheet information related to our operating leases at December 31, 2019 was as follows (dollars in millions):

Operating lease right-of-use assets	$234.3

Current portion of operating lease obligations	$62.6
Long-term portion of operating lease obligations	177.6
Total operating lease obligations	$240.2

Supplemental balance sheet information related to our finance leases was as follows (dollars in millions):

	Year Ended December 31,
	2019	2018
Buildings	$0.3	$0.3
Machinery and equipment	28.5	28.5
Total	28.8	28.8
Less accumulated amortization	(18.1)	(16.7)
Total	$10.7	$12.1

Current portion of finance lease obligations	$1.5	$1.4
Long-term portion of finance lease obligations	16.0	17.6
Total finance lease obligations	$17.5	$19.0

The Company was obligated under finance leases covering buildings and machinery and equipment in the amount of $17.5 million and $19.0 million at December 31, 2019 and 2018, respectively. Amortization of assets under finance lease obligations is included in depreciation expense.

For both operating and finance leases, the weighted average remaining lease term in years and weighted average discount rates at December 31, 2019 were as follows:

Weighted-average remaining lease term (years):
Operating leases	5.6
Finance leases	8.8
Weighted-average discount rate:
Operating leases	4.23%
Finance leases	6.66%

The components of lease expense for the full year ended December 31, 2019 were as follows (dollars in millions):

Finance lease cost:
Amortization of finance lease assets	$1.5
Interest on lease liabilities	1.2
Total finance lease cost	2.7
Operating lease cost	70.2
Short-term lease cost	19.2
Variable lease cost	13.7
Total lease cost	$105.8

Total lease expense, including base rent on all leases and executory costs, such as insurance, taxes, and maintenance, for the years ended December 31, 2018 and 2017 was $115.1 million and $100.6 million, respectively. These costs are included in “Cost of sales” and “Selling, general, and administrative expenses” in our Consolidated Statements of Income. We had an insignificant amount of sublease rental income for the year ended December 31, 2019 and no sublease rental income for the years ended December 31, 2018 and 2017.

Interest expense related to finance lease obligations for the years ended December 31, 2018 and 2017 was $1.3 million and $1.4 million, respectively.

Supplemental cash flow information related to leases for the full year ended December 31, 2019 was as follows (dollars in millions):

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$(60.0)
Operating cash flows for finance leases	(1.5)
Financing cash flows for finance leases	(1.2)
Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	$(27.7)
Finance leases	—

Supplemental non-cash information on changes in lease liabilities	$44.5
Supplemental non-cash information on changes in right-of-use assets	$21.4

The future minimum payments under operating and finance lease liabilities at December 31, 2019 were as follows (dollars in millions):

	Operating Leases	Finance Leases
2020	$71.2	$2.7
2021	60.6	2.7
2022	42.8	2.7
2023	28.7	2.7
2024	20.2	2.7
Thereafter	48.0	9.7
Total lease payments	271.5	23.2
Less imputed interest (a)	(31.3)	(5.7)
Present value of lease liabilities	$240.2	$17.5
(a)	Calculated using the incremental borrowing rate for each lease applied to the future payments.

The future minimum payments under operating and finance lease liabilities at December 31, 2018 under ASC 840 were as follows (dollars in millions):

	Operating Leases	Finance Leases
2019	$70.1	$2.7
2020	58.7	2.7
2021	47.4	2.7
2022	29.9	2.7
2023	17.8	2.7
Thereafter	46.4	12.4
Total lease payments	$270.3	25.9
Less imputed interest (b)		(6.9)
Present value of lease liabilities		$19.0
(b)	Calculated using the incremental borrowing rate for each lease applied to the future payments.

4.	Revenue

Revenue Recognition

Revenue is recognized when control of the promised goods or services is transferred to customers in an amount that reflects the consideration expected to be received in exchange for those goods or services. Sales, value added, and other taxes collected concurrently with revenue-producing activities are excluded from revenue.

The following table presents our revenues disaggregated by product line (dollars in millions):

	Year Ended December 31,
	2019	2018	2017 (a)
Packaging	$5,932.2	$5,938.5	$5,312.3
Paper	964.3	1,002.0	1,051.8
Corporate and Other	67.8	74.1	80.8
Total revenue	$6,964.3	$7,014.6	$6,444.9

_______________

(a)	2017 has not been adjusted under the modified retrospective method for Topic 606.

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

Corporate and Other Revenue

Revenue in this segment primarily relates to Louisiana Timber Procurement Company, L.L.C. (LTP), a variable-interest entity that is 50% owned by PCA and 50% owned by Boise Cascade Company (Boise Cascade). PCA is the primary beneficiary of LTP and has the power to direct the activities that most significantly affect the economic performance of LTP. Therefore, we consolidate 100% of LTP in our financial statements. See Note 19, Transactions With Related Parties, for more information related to LTP.

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

Englander dZignPak

On October 9, 2018, PCA acquired the assets of Englander dZignPak (“Englander”), a corrugated products manufacturer, for $56.3 million. The assets include two sheet plants located in Waco, Texas and Carrollton, Texas. Sales and total assets of the acquired company are not material to our overall sales and total assets. Operating results of the acquired assets subsequent to October 9, 2018 are included in our Packaging segment’s 2018 and 2019 operating results. The total purchase price has been allocated to the assets acquired and liabilities assumed based on fair values at the date of acquisition, of which $28.6 million was allocated to goodwill (which is deductible for tax purposes) and $14.1 million to intangible assets (to be amortized over a weighted average life of approximately 9.7 years), primarily customer relationships, in the Packaging segment.

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

	Year Ended December 31,
	2019	2018	2017
Numerator:
Net income	$696.4	$738.0	$668.6
Less: distributed and undistributed earnings allocated to participating securities	(5.2)	(5.7)	(5.6)
Net income attributable to common stockholders	$691.2	$732.3	$663.0
Denominator:
Weighted average common shares outstanding	93.8	93.7	93.5
Effect of dilutive securities	0.3	0.2	0.2
Diluted common shares outstanding	94.1	93.9	93.7
Basic income per common share	$7.36	$7.82	$7.09
Diluted income per common share	$7.34	$7.80	$7.07

7.	Other (Expense) Income, Net

The components of other (expense) income, net, were as follows (dollars in millions):

	Year Ended December 31,
	2019	2018	2017
Asset disposals and write-offs (a)	$(25.0)	$(17.3)	$(10.5)
Wallula mill restructuring (b)	(0.7)	(14.9)	(23.1)
Facilities closure and other costs (c)	(0.3)	(1.6)	5.9
Insurance deductible for property damage (d)	—	(0.5)	—
Acquisition and integration related costs (e)	—	(0.2)	(0.8)
DeRidder mill incident (f)	—	—	9.7
Hexacomb working capital adjustment (g)	—	—	2.3
Expiration of timberland repurchase option (h)	—	—	2.0
Other	(6.7)	(6.7)	(3.9)
Total	$(32.7)	$(41.2)	$(18.4)

(a)	For 2019, includes $3.0 million of charges for the disposal of fixed assets related to the containerboard mill conversion at our DeRidder, Louisiana mill.
(b)

Includes charges related to the discontinuation of production of uncoated free sheet and coated one-side white paper grades at the Wallula, Washington mill in the second quarter of 2018 and the conversion of the No. 3 paper machine to produce virgin kraft linerboard.

(c)

For 2019, includes charges consisting of closure costs related to corrugated products facilities, partially offset by income from the sale of a building related to a closed corrugated products facility. For 2018, includes charges consisting of closure costs related to corrugated products facilities. For 2017, includes income primarily related to the sale of land corresponding to the closure of a corrugated products facility, partially offset by closure costs related to corrugated products facilities, a paper administration facility, a corporate administration facility, and a lump sum settlement of a multiemployer pension plan withdrawal liability for one of our corrugated products facilities.

(d)	Includes charges for the property damage insurance deductible for a weather-related incident at one of our corrugated products facilities.
(e)	Includes charges for acquisition and integration costs related to recent acquisitions.
(f)	Includes the property damage and business interruption insurance recoveries and corresponding costs related to the February 2017 explosion at our DeRidder, Louisiana mill.
(g)	Includes income related to a working capital adjustment from the April 2015 sale of our Hexacomb corrugated manufacturing operations in Europe and Mexico.
(h)	Includes a gain related to the expiration of a repurchase option corresponding to timberland previously sold.

8.	Income Taxes

The following is an analysis of the components of the consolidated income tax provision (dollars in millions):

	Year Ended December 31,
	2019	2018	2017
Current income tax provision (benefit) -
U.S. federal	$123.2	$150.7	$209.3
State and local	37.0	42.9	34.9
Foreign	0.1	0.2	0.3
Total current provision for taxes	160.3	193.8	244.5
Deferred -
U.S. federal	55.3	34.7	(90.2)
State and local	5.0	4.0	5.7
Foreign	—	—	—
Total deferred provision (benefit) for taxes	60.3	38.7	(84.5)
Total provision for taxes	$220.6	$232.5	$160.0

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

Generally accepted accounting principles required companies to record the impact of the Tax Act in their financial statements for the period during which the Tax Act became law, even if provisions of the Tax Act became effective at a future date. The SEC staff issued Staff Accounting Bulletin No. 118 (SAB 118), Income Tax Accounting Implications of the Tax Cuts and Jobs Act, which provided guidance on accounting for the effects and included a measurement period that ended when a company had obtained, prepared and analyzed the information necessary to finalize its accounting of the Tax Act which could not extend beyond one year.

In accordance with SAB 118, the Company recorded a final adjustment for the income tax effects of the Tax Act in the fourth quarter of 2018 totaling a net tax benefit of $2.0 million, primarily related to the re-measurement of our U.S. deferred tax assets and liabilities to the lower enacted corporate tax rate as a result of the release of additional regulatory guidance and the completion and filing of the 2017 federal and state income tax returns during calendar year 2018. The Company recorded provisional estimates of the income tax effects of the Tax Act in the fourth quarter of 2017 totaling a net tax benefit of $122.1 million, primarily related to the re-measurement of our U.S. deferred tax assets and liabilities to the lower enacted corporate tax rate for $128.0 million offset by a reduction in the domestic manufacturers deduction for $5.1 million, the Transition Tax and other current year tax reform impacts of $0.8 million

The effective tax rate varies from the U.S. federal statutory tax rate principally due to the following (dollars in millions):

	2019	2018	2017
Provision computed at U.S. federal statutory rate (a)	$192.6	$203.8	$290.0
Federal tax reform	—	(2.0)	(127.2)
State and local taxes, net of federal benefit	35.7	36.9	24.0
Domestic manufacturers deduction (b)	—	—	(21.1)
Other	(7.7)	(6.2)	(5.7)
Total	$220.6	$232.5	$160.0

(a)	U.S. federal statutory rate of 21% in 2019 and 2018 and 35% in 2017.
(b)	The domestic manufacturers deduction was eliminated after 2017 as a result of the Tax Cuts and Jobs Act.

The following details the scheduled expiration dates of our tax effected net operating loss (NOL) and other tax carryforwards at December 31, 2019 (dollars in millions):

	2020 Through 2029	2030 Through 2039	Indefinite	Total
U.S. federal NOLs	$29.0	$—	$—	$29.0
State taxing jurisdiction NOLs	1.6	0.2	—	1.8
U.S. federal tax credit carryforwards	0.1	—	—	0.1
U.S. federal and non-U.S. capital loss carryforwards	3.0	—	0.1	3.1
Total	$33.7	$0.2	$0.1	$34.0

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts for income tax purposes. Deferred income tax assets and liabilities at December 31 are summarized as follows (dollars in millions):

	December 31,
	2019	2018
Deferred tax assets:
Pension and postretirement benefits	$90.7	$87.4
Lease obligations	59.2	—
Employee benefits and compensation	35.5	37.7
Net operating loss carryforwards	30.8	34.4
Inventories	14.1	12.6
Restricted stock and performance units	11.2	10.2
Accrued liabilities	6.1	17.1
Capital loss and general business credit carryforwards	3.2	3.3
Derivatives	0.1	4.7
Gross deferred tax assets	250.9	207.4
Valuation allowance (c)	(3.0)	(3.1)
Net deferred tax assets	$247.9	$204.3
Deferred tax liabilities:
Property, plant and equipment	$(459.1)	$(422.3)
Goodwill and intangible assets	(70.8)	(67.2)
Right-of-use assets	(58.1)	—
Total deferred tax liabilities	$(588.0)	$(489.5)

Net deferred tax liabilities (d)	$(340.1)	$(285.2)

(c)

Deferred tax assets are reduced by a valuation allowance when it is more likely than not that some portion of the deferred tax assets will not be realized. Both the 2019 and 2018 valuation allowance relates to capital losses. We do not expect to generate capital gains before the capital losses expire. If or when recognized, the tax benefits relating to the reversal of any or all of the valuation allowance would be recognized as a benefit to income tax expense.

(d)

As of December 31, 2019, we did not recognize U.S. deferred income taxes on our cumulative total of undistributed foreign earnings for our foreign subsidiaries. We indefinitely reinvest our earnings in operations outside the United States. It is not practicable to determine the amount of unrecognized deferred tax liability on these undistributed earnings because the actual tax liability, if any, is dependent on circumstances existing when the repatriation occurs.

Cash payments for federal, state, and foreign income taxes were $172.7 million, $140.8 million, and $298.7 million for the years ended December 31, 2019, 2018, and 2017, respectively.

The following table summarizes the changes related to PCA’s gross unrecognized tax benefits excluding interest and penalties (dollars in millions):

	2019	2018	2017
Balance as of January 1	$(4.6)	$(4.8)	$(5.2)
Increases related to prior years’ tax positions	(0.1)	(0.1)	—
Increases related to current year tax positions	(0.4)	(0.3)	(0.4)
Decreases related to prior years' tax positions	—	—	—
Settlements with taxing authorities	—	—	—
Expiration of the statute of limitations	0.3	0.6	0.8
Balance at December 31	$(4.8)	$(4.6)	$(4.8)

At December 31, 2019, PCA had recorded a $4.8 million gross reserve for unrecognized tax benefits, excluding interest and penalties. Of the total, $4.2 million (net of the federal benefit for state taxes) would impact the effective tax rate if recognized.

PCA recognizes interest accrued related to unrecognized tax benefits and penalties as income tax expense. At December 31, 2019 and 2018, we had $1.2 million and $1.1 million, respectively, of interest and penalties recorded for unrecognized tax benefits. During the next 12 months, it is possible that PCA's unrecognized tax benefits related to state apportionment issues could decrease by approximately $3.1 million due to settlements with state taxing authorities.

PCA is subject to income taxation in the United States, various state and local jurisdictions, Canada and Hong Kong.  A federal examination of the 2016 tax year commenced in April 2019. The tax years 2016 - 2019 remain open to federal examination. The tax years 2015 - 2019 remain open to state examinations. Some foreign tax jurisdictions are open to examination for the 2009 tax year forward. Through the Boise acquisition, PCA recorded net operating losses and credit carryforwards from 2008 through 2011 and 2013 that are subject to examinations and adjustments for at least three years following the year in which utilized.

9.	Goodwill and Intangible Assets

Goodwill

Goodwill represents the excess of the cost of an acquired business over the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed in a business combination. At December 31, 2019 and 2018, we had $863.5 million and $862.1 million, respectively, of goodwill recorded in our Packaging segment and $55.2 million for both years in our Paper segment on our Consolidated Balance Sheets.

Changes in the carrying amount of our goodwill were as follows (dollars in millions):

			Total
	Packaging	Paper	Goodwill
Balance at January 1, 2018	$828.0	$55.2	$883.2
Acquisitions (a)(b)	34.1	—	34.1
Balance at December 31, 2018	862.1	55.2	917.3
Acquisitions (c)	1.4	—	1.4
Balance at December 31, 2019	$863.5	$55.2	$918.7

(a)	During 2018, the Company recorded a $5.5 million adjustment to increase the goodwill balance for the Company’s October 2017 acquisition of Sacramento Container.
(b)	In connection with the October 2018 acquisition of Englander, the Company recorded $28.6 million of goodwill in the Packaging segment in 2018.
(c)	During 2019, the Company recorded a $1.4 million adjustment to increase the goodwill balance for the Company’s October 2018 acquisition of Englander.

See Note 5, Acquisitions, for more information.

Intangible Assets

Intangible assets are comprised of customer relationships and trademarks and trade names.

The weighted average useful life, gross carrying amount, and accumulated amortization of our intangible assets were as follows (dollars in millions):

	As of December 31, 2019			As of December 31, 2018
	Weighted Average Remaining Useful Life (in Years)	Gross Carrying Amount	Accumulated Amortization	Weighted Average Remaining Useful Life (in Years)	Gross Carrying Amount	Accumulated Amortization
Customer relationships (d)(e)	10.0	$503.8	$180.2	10.9	$504.6	$144.5
Trademarks and trade names (e)	9.5	34.8	20.6	10.1	34.8	18.3
Other (e)	2.1	4.3	3.3	3.0	4.4	2.7
Total intangible assets (excluding goodwill)	9.9	$542.9	$204.1	10.8	$543.7	$165.5

(d)

During 2019, a corrugated products facility sold part of its operations which included existing inventory, certain production equipment, and customer relationships corresponding to the operations sold. As a result, the gross carrying amount for the customer relationships intangible asset was decreased by $0.7 million.

(e)

In connection with the October 2018 acquisition of Englander, the Company recorded intangible assets of $13.2 million for customer relationships, $0.8 million for trade names, and $0.1 million for other intangibles.

Amortization expense was $38.6 million, $40.5 million, and $35.7 million for the years ended December 31, 2019, 2018, and 2017, respectively. Estimated amortization expense of intangible assets over the next five years is expected to approximate $38.7 million (2020), $37.9 million (2021), $35.4 million (2022), $34.4 million (2023), and $33.9 million (2024).

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
10.	Accrued Liabilities

The components of accrued liabilities were as follows (dollars in millions):

	December 31,
	2019	2018
Compensation and benefits	$124.5	$136.7
Customer volume discounts and rebates	27.9	25.2
Medical insurance and workers’ compensation	26.3	27.5
Franchise, property, sales and use taxes	15.3	13.4
Environmental liabilities and asset retirement obligations	5.6	5.0
Severance, retention, and relocation	3.5	2.2
Other	14.4	12.4
Total	$217.5	$222.4

11.	Debt

At December 31, 2019 and 2018, our long-term debt and interest rates on that debt were as follows (dollars in millions):

	December 31, 2019		December 31, 2018
	Amount	Interest Rate	Amount	Interest rate
Revolving Credit Facility, due August 2021	$—	—%	$—	—%
2.45% Senior Notes, net of discount of $0.4 million as of December 31, 2018, due December 2020	—	—%	499.6	2.45%
3.90% Senior Notes, net of discount of $0.1 million as of December 31, 2018, due June 2022	—	—%	399.9	3.90%
4.50% Senior Notes, net of discount of $0.8 million and $1.0 million as of December 31, 2019 and 2018, respectively, due November 2023	699.2	4.50%	699.0	4.50%
3.65% Senior Notes, net of discount of $0.6 million and $0.7 million as of December 31, 2019 and 2018, respectively, due September 2024	399.4	3.65%	399.3	3.65%
3.40% Senior Notes, net of discount of $1.3 million and $1.5 million as of December 31, 2019 and 2018, respectively, due December 2027	498.7	3.40%	498.5	3.40%
3.00% Senior Notes, net of discount of $0.7 million as of December 31, 2019, due December 2029	499.3	3.00%	—	—%
4.05% Senior Notes, net of discount of $3.5 million as of December 31, 2019, due December 2049	396.5	4.05%	—	—%
Total	2,493.1	3.77%	2,496.3	3.64%
Less current portion	—	—%	—	—%
Less unamortized debt issuance costs	16.3		12.6
Total long-term debt	$2,476.8	3.77%	$2,483.7	3.64%

On November 21, 2019, the Company issued $500.0 million of 3.00% senior notes due 2029 and $400.0 million of 4.05% senior notes due 2049, through a registered public offering and notified the holders of its $500.0 million of 2.45% notes due December 15, 2020 and $400.0 million of 3.90% notes due June 15, 2022 that it would redeem those notes in December 2019. On December 6, 2019, PCA completed the redemption of the old 2.45% notes for $509.7 million, which included a redemption premium of $3.8 million and $5.8 million of accrued and unpaid interest. On December 23, 2019, PCA completed the redemption of the old 3.90% notes for $418.7 million, which included a redemption premium of $18.4 million and $0.3 million of accrued and unpaid interest. PCA used the proceeds of the offering of the new 3.00% and 4.05% notes and cash on hand to fund the redemptions and the $8.3 million of debt issuance costs. The debt issuance costs will be amortized to interest expense using the effective interest method over the terms of the notes.

As of December 31, 2019, the details of our borrowings were as follows:

•

Senior Unsecured Credit Agreement. On October 18, 2013, we entered into a $1.65 billion senior unsecured credit facility. Loans bear interest at LIBOR plus a margin that is determined based upon our credit ratings. On August 29, 2016, we amended and restated this credit facility to include a new term loan facility (that was subsequently repaid in full in 2017) to finance an acquisition and to extend the maturity of the revolving credit facility to 2021. We have repaid all amounts borrowed under the credit facility, and the current facility now only includes a $350.0 million unsecured revolving credit facility with variable interest (LIBOR plus a margin) due August 2021. During 2019, we did not borrow under the Revolving Credit Facility. At December 31, 2019, we had $20.8 million of outstanding letters of credit that were considered outstanding on the revolving credit facility, resulting in $329.2 million of unused borrowing capacity. The outstanding letters of credit were primarily for workers compensation. We are required to pay commitment fees on the unused portions of the credit facility.

•

3.90% Senior Notes. On June 26, 2012, we issued $400.0 million of 3.90% senior notes due June 15, 2022, through a registered public offering. The senior notes were repaid on December 23, 2019 with the proceeds received from the November 2019 note offering discussed above and cash on hand.

•	4.50% Senior Notes. On October 22, 2013, we issued $700.0 million of 4.50% senior notes due November 1, 2023, through a registered public offering.

•	3.65% Senior Notes. On September 5, 2014, we issued $400.0 million of 3.65% senior notes due September 15, 2024, through a registered public offering.
•

2.45% Senior Notes. On December 13, 2017, we issued $500.0 million of 2.45% senior notes due December 15, 2020, through a registered public offering. The senior notes were repaid on December 6, 2019 with the proceeds received from the November 2019 note offering discussed above and cash on hand.

•	3.40% Senior Notes. On December 13, 2017, we issued $500.0 million of 3.40% senior notes due December 15, 2027, through a registered public offering.
•	3.00% Senior Notes. On November 21, 2019, we issued $500.0 million of 3.00% senior notes due December 15, 2029, through a registered public offering.
•	4.05% Senior Notes. On November 21, 2019, we issued $400.0 million of 4.05% senior notes due December 15, 2049, through a registered public offering.

The instruments governing our indebtedness contain financial and other covenants that limit the ability of PCA and its subsidiaries to enter into sale and leaseback transactions, incur liens, incur indebtedness at the subsidiary level, enter into certain transactions with affiliates, merge or consolidate with any other person or sell or otherwise dispose of all or substantially all of our assets. Our credit facility also requires us to comply with certain financial covenants, including maintaining a minimum interest coverage ratio and a maximum leverage ratio. A failure to comply with these restrictions could lead to an event of default, which could result in an acceleration of any outstanding indebtedness and/or prohibit us from drawing on the revolving credit facility. Such an acceleration may also constitute an event of default under the senior notes indenture. At December 31, 2019, we were in compliance with these covenants.

At December 31, 2019, we have $2,493.1 million of fixed-rate senior notes outstanding. At December 31, 2019, the fair value of our fixed-rate debt was estimated to be $2,616.2 million. The difference between the book value and fair value is due to the difference between the period-end market interest rate and the stated rate of our fixed-rate debt. We estimated the fair value of our fixed-rate debt using quoted market prices (Level 2 inputs), discussed further in Note 2, Summary of Significant Accounting Policies.

Repayments, Interest, and Other

In December 2019, we used the net proceeds from the November 2019 offering of the new 3.00% and 4.05% notes and cash on hand to redeem the 2.45% notes and 3.90% notes. We completed the redemption of the old 2.45% notes and 3.90% notes for $509.7 million and $418.7 million, respectively, which included redemption premiums and accrued and unpaid interest.

In 2018, we used cash on hand to repay debt outstanding of $150.0 million under the 6.50% Senior Notes due March 15, 2018 at maturity.

In 2017, we used the net proceeds from our 2.45% and 3.40% senior note offerings and other cash on hand to repay approximately $1.0 billion of borrowings outstanding under old term loan facilities.

As of December 31, 2019, annual principal maturities for debt, excluding unamortized debt discount, are: none for 2020 through 2022; $700.0 million for 2023; and $1.8 billion for 2024 and thereafter.

Interest payments paid in connection with the Company’s debt obligations for the years ended December 31, 2019, 2018, and 2017, were $114.0 million (including redemption premiums of $22.2 million), $97.0 million, and $96.3 million, respectively.

Included in interest expense, net, are amortization of financing costs and amortization of treasury lock settlements. Amortization of treasury lock settlements was $18.2 million net loss in 2019 (including a $13.1 million write-off of the remaining balance for treasury locks related to the November 2019 debt refinancing), a $5.3 million net loss in 2018, and a $5.7 million net loss in 2017. Amortization of financing costs in 2019, 2018, and 2017 was $4.5 million (including a $1.8 million write-off of deferred debt issuance costs related to the November 2019 debt refinancing), $2.7 million, and $4.0 million (including a $1.8 million write-off of deferred debt issuance costs related to the December 2017 debt refinancing), respectively.

12.	Cash, Cash Equivalents, and Marketable Debt Securities

The following table shows the Company’s cash and available-for-sale (AFS) debt securities by major asset category at December 31, 2019 (in millions):

	Adjusted Cost Basis	Fair Value (c)	Cash and Cash Equivalents	Short-Term Marketable Debt Securities	Long-Term Marketable Debt Securities
Cash and cash equivalents	$675.6	$675.6	$675.6	$—	$—
Level 1 (a):
Money market funds	0.1	0.1	0.1	—	—
U.S. Treasury securities	27.1	27.1	3.1	11.5	12.5
Subtotal	27.2	27.2	3.2	11.5	12.5
Level 2 (b):
Certificates of deposit	3.9	3.9	—	3.9	—
Commercial paper	5.6	5.6	0.7	4.9	—
U.S. government agency securities	7.0	7.0	—	3.0	4.0
Corporate debt securities	106.2	106.2	—	64.6	41.6
Subtotal	122.7	122.7	0.7	76.4	45.6
Total	$825.5	$825.5	$679.5	$87.9	$58.1
(a)	Valuations based on quoted prices for identical assets or liabilities in active markets.
(b)

Valuations based on observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data.

(c)	Unrealized gains and losses were insignificant as of December 31, 2019. Therefore, the fair value approximates the adjusted cost basis for each major asset category.

As of December 31, 2018, we did not have any investments in marketable debt securities.

For the year ended December 31, 2019, net realized gains and losses on the sales and maturities of certain marketable debt securities were insignificant.

The Company invests in highly rated securities, with the primary objective of minimizing the potential risk of principal loss. The Company’s investment policy requires securities to be investment grade and limits the amount of credit exposure to any one issuer. The maturities of the Company’s long-term marketable debt securities generally range from one to two years.

Fair values were determined for each individual marketable debt security in the investment portfolio. When evaluating a marketable debt security for other-than-temporary impairment, PCA reviews factors such as the duration and extent to which the fair value of the marketable debt security is less than its cost, the financial condition of the issuer and any changes thereto, the general market condition in which the issuer operates, and PCA's intent to sell or whether it will be more likely than not be required to sell, the marketable debt security before recovery of its amortized cost basis.

As of December 31, 2019, we do not consider any of our marketable debt securities to be other-than-temporarily impaired. The market value of marketable debt securities with continuous unrealized losses as of December 31, 2019 was as follows (in millions):

	2019
	Continuous Unrealized Losses
	Less than 12 Months	12 Months or Greater	Total
Fair value of marketable debt securities	$78.1	$—	$78.1
Unrealized losses	$—	$—	$—

13.	Employee Benefit Plans and Other Postretirement Benefits

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

	Pension Plans		Postretirement Plans
	Year Ended December 31		Year Ended December 31
	2019	2018	2019	2018
Change in Benefit Obligation
Benefit obligation at beginning of period	$1,204.9	$1,300.2	$14.6	$16.5
Service cost	24.5	25.0	0.3	0.3
Interest cost	47.0	42.4	0.5	0.5
Plan amendments	2.3	3.0	(0.3)	(0.4)
Actuarial (gain) loss (a)	188.6	(121.1)	0.2	(1.2)
Participant contributions	—	—	1.1	1.1
Benefits paid	(47.2)	(44.6)	(1.9)	(2.2)
Benefit obligation at plan year end	$1,420.1	$1,204.9	$14.5	$14.6
Accumulated benefit obligation portion of above	$1,374.4	$1,163.3
Change in Fair Value of Plan Assets
Plan assets at fair value at beginning of period	$873.2	$954.8	$—	$—
Actual return on plan assets	188.9	(59.9)	—	—
Company contributions	58.9	22.9	0.8	1.1
Participant contributions	—	—	1.1	1.1
Benefits paid	(47.2)	(44.6)	(1.9)	(2.2)
Fair value of plan assets at plan year end	$1,073.8	$873.2	$—	$—
Underfunded status	$(346.3)	$(331.7)	$(14.5)	$(14.6)
Amounts Recognized on Consolidated Balance Sheets
Current liabilities	(1.4)	(1.4)	(0.7)	(0.8)
Noncurrent liabilities	(344.9)	(330.3)	(13.8)	(13.8)
Accrued obligation recognized at December 31	$(346.3)	$(331.7)	$(14.5)	$(14.6)
Amounts Recognized in Accumulated Other Comprehensive Loss (Income) (Pre-Tax)
Prior service cost (credit)	$24.7	$28.7	$(5.3)	$(5.4)
Actuarial loss (gain)	239.2	194.6	(4.4)	(5.0)
Total	$263.9	$223.3	$(9.7)	$(10.4)

(a)

The actuarial loss in 2019 was due primarily to a decrease in the weighted average discount rate used to estimate pension benefit obligations. The actuarial gain in 2018 was due primarily to an increase in the weighted average discount rate used to estimate our pension benefit obligations.

Components of Net Periodic Benefit Cost and Other Comprehensive (Income) Loss

The components of net periodic benefit cost and other comprehensive (income) loss (pretax) were as follows (dollars in millions):

	Pension Plans			Postretirement Plans
	Year Ended December 31,			Year Ended December 31,
	2019	2018	2017	2019	2018	2017
Service cost	$24.5	$25.0	$23.7	$0.3	$0.3	$0.3
Interest cost	47.0	42.4	41.6	0.5	0.5	0.6
Expected return on plan assets	(52.1)	(56.7)	(53.9)	—	—	—
Net amortization of unrecognized amounts
Prior service cost (credit)	6.3	6.9	5.8	(0.3)	(0.3)	(0.2)
Actuarial loss (gain)	7.0	9.4	7.6	(0.4)	(0.2)	(0.1)
Net periodic benefit cost	$32.7	$27.0	$24.8	$0.1	$0.3	$0.6
Changes in plan assets and benefit obligations recognized in other comprehensive (income) loss
Actuarial net loss (gain)	$51.8	$(4.6)	$32.2	$0.2	$(1.2)	$(2.2)
Prior service cost (credit)	2.3	3.0	17.4	(0.3)	(0.3)	(0.6)
Amortization of prior service cost (credit)	(6.3)	(6.9)	(5.8)	0.3	0.3	0.2
Amortization of actuarial loss (gain)	(7.0)	(9.4)	(7.6)	0.4	0.2	0.1
Total recognized in other comprehensive loss (income) (b)	$40.8	$(17.9)	$36.2	$0.6	$(1.0)	$(2.5)
Total recognized in net periodic benefit cost and other comprehensive loss (income) (pre-tax)	$73.5	$9.2	$61.0	$0.7	$(0.7)	$(1.9)

(b)

Accumulated losses in excess of 10% of the greater of the projected benefit obligation or the market-related value of assets will be recognized on a straight-line basis over the average remaining service period of active employees in PCA plans (which is between seven and ten years) and over the average remaining lifetime of inactive participants of Boise plans (which is between 24 and 27 years), to the extent that losses are not offset by gains in subsequent years. The estimated net loss and prior service cost that will be amortized from “Accumulated other comprehensive loss” into net periodic benefit in 2020 is $14.3 million.

The accumulated benefit obligations for the plans with obligations in excess of plan assets is $1.3 billion.

Assumptions

The following table presents the assumptions used in the measurement of our benefits obligations:

	Pension Plans			Postretirement Plans
	December 31,			December 31,
	2019	2018	2017	2019	2018	2017
Weighted-Average Assumptions Used to Determine Benefit Obligations at December 31
Discount rate	3.25%	4.31%	3.66%	3.18%	4.21%	3.55%
Rate of compensation increase	4.00%	4.00%	4.00%	N/A	N/A	N/A
Weighted-Average Assumptions Used to Determine Net Periodic Benefit Cost for the Years Ended December 31
Discount rate	4.31%	3.66%	4.24%	4.21%	3.57%	3.92%
Expected return on plan assets	6.06%	6.06%	6.55%	N/A	N/A	N/A
Rate of compensation increase	4.00%	4.00%	4.00%	N/A	N/A	N/A

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

Asset Return Assumption. The expected return on plan assets reflects the expected long-term rates of return for the categories of investments currently held in the plans as well as anticipated returns for additional contributions made in the future. The expected long-term rate of return is adjusted when there are fundamental changes in expected returns on the plan investments. The weighted-average expected return on plan assets we will use in our calculation of 2020 net periodic pension benefit cost is 5.29%.

Rate of Compensation Increase. The rate of compensation increase is determined by PCA based upon annual reviews. The compensation increase assumption is not applicable for all plans as many of our pension plans are frozen and not accruing benefits.

Health Care Cost Trend Rate Assumptions. PCA assumed health care cost trend rates for its postretirement benefits plans were as follows:

	2019	2018	2017
Health care cost trend rate assumed for next year	7.09%	7.24%	7.57%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.50%	4.44%	4.44%
Year that the rate reaches the ultimate trend rate	2029	2028	2027

Postretirement Health Care Plan Assumptions. For postretirement health care plan accounting, PCA reviews external data and its own historical trends for health care costs to determine the health care cost trend rate assumption.

A one-percentage point change in assumed health care cost trend rates would have the following effects on the 2019 postretirement benefit obligation and the 2018 net postretirement benefit cost (dollars in millions):

	1-Percentage Point Increase	1-Percentage Point Decrease
Effect on postretirement benefit obligation	$0.5	$(0.5)
Effect on net postretirement benefit cost	0.1	—

Investment Policies and Strategies

PCA has retained the services of professional advisors to oversee pension investments and provide recommendations regarding investment strategy. PCA’s overall strategy and related apportionments between equity and debt securities may change from time to time based on market conditions, external economic factors, and the funded status of the plans. The general investment objective for all of our plan assets is to optimize growth of the pension plan trust assets, while minimizing the risk of significant losses to enable the plans to satisfy their benefit payment obligations over time. The objectives take into account the long-term nature of the benefit obligations, the liquidity needs of the plans, and the expected risk/return trade-offs of the asset classes in which the plans may choose to invest. Assets of our pension plans were invested in the following classes of securities at December 31, 2019 and 2018:

	Percentage of Fair Value at December 31,
	2019	2018
Fixed income securities	50%	53%
International equity securities	27%	27%
Domestic equity securities	22%	18%
Other	1%	2%

At December 31, 2019, the targeted investment allocations differed between the acquired Boise plans and PCA’s historical plans based on funded status. At December 31, 2019, PCA’s historical plans, which comprised $498.8 million of the total fair value of plan assets, targeted 52% in fixed income securities, 47% invested in equities, and 1% in other, whereas the Boise plans, which comprised $575.0 million of the total fair value of plan assets, targeted 49% in both fixed income securities and equities, and 2% in other. Our retirement committee reviews the investment allocations for reasonableness at a minimum, semi-annually.

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

Fair Value Measurements of Plan Assets

The following tables set forth, by level within the fair value hierarchy, discussed in Note 2, Summary of Significant Accounting Policies, the pension plan assets, by major asset category, at fair value at December 31, 2019 and 2018 (dollars in millions):

	Fair Value Measurements at December 31, 2019
Asset Category	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Net Asset Value (NAV) (a)	Total
Cash and short-term investments	$—	$14.9	$—	$—	$14.9
Common/collective trust funds:
International equities	163.0	20.8	—	102.3	286.1
Domestic equities	—	240.5	—	—	240.5
Corporate and government bonds:
Fixed income	140.4	154.6	—	—	295.0
Government bonds and agencies	—	160.7	—	—	160.7
Corporate bonds	—	70.6	—	—	70.6
Municipal bonds	—	5.8	—	—	5.8
Private equity securities (b)	—	—	2.6	—	2.6
Total securities at fair value	$303.4	$667.9	$2.6	$102.3	$1,076.2
Accrued expenses and receivables					(2.4)
Total fair value of plan assets					$1,073.8

	Fair Value Measurements at December 31, 2018
Asset Category	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Net Asset Value (NAV) (a)	Total
Cash and short-term investments	$0.4	$11.6	$—	$—	$12.0
Common/collective trust funds:
Domestic equities	—	154.5	—	—	154.5
International equities	136.9	17.8	—	84.1	238.8
Corporate and government bonds:
Government bonds	155.0	9.4	—		164.4
Corporate bonds	—	64.4	—		64.4
Fixed income	95.7	138.8	—	—	234.5
Private equity securities (b)	—	—	3.3	—	3.3
Total securities at fair value	$388.0	$396.5	$3.3	$84.1	$871.9
Receivables and accrued expenses					1.3
Total fair value of plan assets					$873.2

(a)

In accordance with ASC 820, Fair Value Measurement, certain investments that do not have readily-determinable fair values are measured at fair value using the net asset value (NAV) per share practical expedient and are not classified within the fair value hierarchy.

(b)	Investments in this category are invested in the Pantheon Global Secondary Fund IV, LP. The fund specializes in investments in the private equity secondary market and occasionally directly in private companies to maximize capital growth. Fund investments are carried at fair value as determined quarterly using the market approach to estimate the fair value of private investments. The market approach utilizes prices and other relevant information generated by market transactions, type of security, size of the position, degree of liquidity, restrictions on the disposition, latest round of financing data, current financial position, and operating results, among other factors. In circumstances where fair values are not provided with respect to any of the company's fund investments, the investment advisor will seek to determine the fair value of such investments based on information provided by the general partners or managers of such funds or from other sources. Audited financial statements are provided by fund management annually. Notwithstanding the above, the variety of valuation bases adopted and quality of management data of the ultimate underlying investee companies means that there are inherent difficulties in determining the value of the investments. Amounts realized on the sale of these investments may differ from the calculated values. Boise had originally committed to a $15.0 million investment, with $5.0 million of the commitment unfunded at December 31, 2019.

The following table sets forth a summary of changes in the fair value of the pension plans' Level 3 assets for the year ended December 31, 2019 (dollars in millions):

2019
Balance, beginning of year	$3.3
Acquisitions	—
Purchases	—
Sales	(0.7)
Unrealized gain	—
Balance, end of year	$2.6

Funding and Cash Flows

PCA makes pension plan contributions that are sufficient to fund its actuarially determined costs, generally equal to the minimum amounts required by the Employee Retirement Income Security Act (ERISA). From time to time, PCA may make discretionary contributions based on the funded status of the plans, tax deductibility, income from operations, and other factors. In 2019, 2018, and 2017, we made contributions of $57.9 million, $21.8 million, and $42.1 million, respectively, to our qualified pension plans. We expect to contribute at least the estimated required minimum contributions to our qualified pension plans of approximately $19.8 million in 2020.

The following are estimated benefit payments to be paid to current plan participants by year (dollars in millions). Qualified pension benefit payments are paid from plan assets, while nonqualified pension benefit payments are paid by the Company.

	Pension Plans	Postretirement Plans
2020	$52.7	$0.7
2021	56.7	0.7
2022	60.4	0.7
2023	64.1	0.7
2024 - 2029	442.5	4.5

Defined Contribution Plans

Some of our employees participate in contributory defined contribution savings plans, available to most of our salaried and hourly employees. The defined contribution plans permit participants to make contributions by salary reduction pursuant to Section 401(k) of the Code. PCA made employer-matching contributions of $48.9 million, $45.6 million, and $42.8 million in 2019, 2018, and 2017, respectively. All company-matching contributions to all employees were made in cash. We expense employer matching contributions and charge dividends on shares held by the ESOP to retained earnings. Shares of company stock held by the ESOP are included in basic shares for earnings-per-share computations. At December 31, 2019 and 2018, the ESOP held 1.5 million and 1.9 million shares of Company stock, respectively.

Certain salaried and hourly employees that are not participating in a PCA sponsored defined benefit pension plan receive a service-related company retirement contribution to their defined contribution plan account in addition to any employer matching contribution. This contribution increases with years of service and ranges from 3% to 5% of base pay. We contributed $27.8 million, $24.5 million, and $22.4 million for this retirement contribution during the years ended December 31, 2019, 2018, and 2017, respectively.

Deferred Compensation Plans

Key managers can elect to participate in a deferred compensation plan. The deferred compensation plan is unfunded; therefore, benefits are paid from our general assets. At December 31, 2019 and 2018, we had $17.4 million and $14.2 million, respectively, of liabilities attributable to participation in our deferred compensation plan on our Consolidated Balance Sheets.

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

The following table describes changes to the asset retirement obligation liability (dollars in millions):

	Year Ended December 31,
	2019	2018
Asset retirement obligation at beginning of period	$30.0	$35.1
Accretion expense	1.5	1.6
Payments	(3.5)	(7.9)
Revisions in estimated cash flows	(0.2)	1.2
Asset retirement obligation at end of period	$27.8	$30.0

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

The Company has a long-term equity incentive plan, which allows for grants of stock options, stock appreciation rights, restricted stock, and performance awards to directors, officers, and employees, as well as others who engage in services for PCA. The plan, as amended, terminates May 1, 2023, and authorizes 10.6 million shares of common stock for grant over the life of the plan. As of December 31, 2019, 0.4 million shares remained available for future issuance under the plan. Forfeitures are added back to the pool of shares of common stock available to be granted at a future date.

Restricted Stock

Restricted stock awards granted to officers and employees generally vest at the end of a four-year period, and restricted stock awards granted to directors vest immediately. A summary of the Company’s restricted stock activity follows:

	2019		2018		2017
	Shares	Weighted Average Grant- Date Fair Value	Shares	Weighted Average Grant- Date Fair Value	Shares	Weighted Average Grant- Date Fair Value
Restricted stock at January 1	743,591	$86.90	739,732	$77.23	786,079	$63.44
Granted	199,499	95.48	173,144	114.63	173,199	107.57
Vested (a)	(212,809)	68.59	(165,547)	72.84	(213,992)	51.37
Forfeitures	(13,329)	98.86	(3,738)	78.66	(5,554)	69.03
Restricted stock at December 31	716,952	$94.50	743,591	$86.90	739,732	$77.23

(a)	The total fair value of awards upon vesting for the years ended December 31, 2019, 2018, and 2017 was $19.9 million, $18.9 million, and $23.3 million, respectively.

Performance Units

Performance unit awards granted to certain key employees are earned based on the achievement of defined performance rankings of Return on Invested Capital (ROIC) or Total Shareholder Return (TSR) compared to ROIC and TSR for peer companies. ROIC performance unit awards vest four years after the grant date, while TSR performance unit awards vest approximately three years after the grant date. Both ROIC and TSR performance units are paid out entirely in shares of the Company’s common stock. A summary of the Company’s performance unit activity follows:

	2019		2018		2017
	Units	Weighted Average Grant- Date Fair Value	Units	Weighted Average Grant- Date Fair Value	Units	Weighted Average Grant- Date Fair Value
Performance units at January 1	266,704	$90.01	226,558	$77.07	232,088	$62.68
Granted	115,608	96.98	83,515	115.35	53,070	108.19
Vested (a)	(59,165)	67.84	(43,369)	71.19	(58,600)	56.08
Performance units at December 31	323,147	$96.56	266,704	$90.01	226,558	$77.07

(a)

The total fair value of awards upon vesting for the years ended December 31, 2019, 2018, and 2017 was $5.5 million, $5.4 million, and $7.5 million, respectively. Upon vesting of the awards in 2019, 2018, and 2017, PCA issued 59,165 shares, 46,876 shares, and 67,391 shares, respectively. For 2019, 2018, and 2017, these amounts included 6,063 shares, 3,507 shares, and 8,791 shares, respectively, for dividends accrued during the vesting period.

Compensation Expense

Our share-based compensation expense is recorded in “Cost of sales” and “Selling, general, and administrative expenses” Compensation expense for share-based awards recognized in the Consolidated Statements of Income, net of forfeitures was as follows (dollars in millions):

	Year Ended December 31,
	2019	2018	2017
Restricted stock	$22.6	$18.6	$15.0
Performance units	7.8	4.9	5.6
Impact on income before income taxes	30.4	23.5	20.6
Income tax benefit	(7.6)	(5.9)	(7.9)
Impact on net income	$22.8	$17.6	$12.7

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

The unrecognized compensation expense for all share-based awards was as follows (dollars in millions):

	December 31, 2019
	Unrecognized Compensation Expense	Remaining Weighted Average Recognition Period (in years)
Restricted stock	$27.2	3.1
Performance units	17.2	2.4
Total unrecognized share-based compensation expense	$44.4	2.8

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

16.	Derivative Instruments and Hedging Activities

Hedging Strategy

When appropriate, we use derivatives as a risk management tool to mitigate the potential impact of certain market risks. The primary risks managed by using derivative financial instruments are interest rate risks. We do not enter into derivative financial instruments for trading or speculative purposes.

Interest Rate Risk

The Company has used treasury lock derivative instruments to manage interest costs and the risk associated with changing interest rates. In connection with contemplated issuances of ten-year debt securities, PCA entered into interest rate protection agreements with counterparties in 2008, 2010, and 2011 to protect against increases in the ten-year U.S. Treasury Note rate. These treasury rates served as references in determining the interest rates applicable to the debt securities the Company issued in March 2008 and June 2012. As a result of changes in the interest rates on those treasury securities between the time PCA entered into the derivative agreements and the time PCA priced and issued the debt securities, the Company: (1) made a payment of $4.4 million to the counterparty upon settlement of the 2008 interest rate protection agreement on March 25, 2008; (2) received a payment of $9.9 million from the counterparties upon settlement of the 2010 interest rate protection agreements on February 4, 2011; and (3) made a payment of $65.5 million to the counterparty upon settlement of the 2011 interest rate protection agreement on June 26, 2012. The Company recorded the effective portion of the settlements in accumulated OCI, and these amounts were amortized over the terms of the respective notes.

During the fourth quarter of 2019, the Company recorded a charge of $13.1 million in interest expense from the write-off of the remaining treasury lock balance due to the redemption of the 3.90% notes on December 23, 2019.

Derivative Instruments

The impact of derivative instruments on the consolidated statements of income and accumulated OCI was as follows (dollars in millions):

	Net Loss Recognized in Accumulated OCI (Effective Portion) December 31,
	2019	2018
Treasury locks, net of tax	$—	$(10.2)

	Loss Reclassified from Accumulated OCI into Income (Effective Portion) Year Ended December 31,
	2019	2018	2017
Amortization of treasury locks (included in interest expense, net)	$(18.2)	$(5.3)	$(5.7)

As a result of our November 2019 debt refinancing and redemption of the 3.90% notes due June 15, 2022, the Company accelerated the amortization of the remaining treasury lock balance of $13.1 million ($6.5 million after tax) during the fourth quarter of 2019. The after tax amount includes $3.2 million of income tax benefit from the stranded tax effects in accumulated OCI related to the write-off of the remaining treasury lock balance.

17.	Stockholders' Equity

Dividends

During the year ended December 31, 2019, we paid $298.7 million of dividends to shareholders. On December 10, 2019, PCA's Board of Directors approved a regular quarterly cash dividend of $0.79 per share of common stock, which was paid on January 15, 2020 to shareholders of record as of December 20, 2019. The dividend payment was $74.8 million.

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

The Company did not repurchase any shares of its common stock under this authority during the twelve months ended December 31, 2019 and 2018. All shares repurchased in prior years have been retired. At December 31, 2019, $193.0 million of the authorized amount remained available for repurchase of the Company's common stock.

Accumulated Other Comprehensive Income (Loss)

Changes in AOCI, net of taxes, by component follows (dollars in millions). Amounts in parentheses indicate losses.

	Foreign Currency Translation Adjustments	Unrealized Loss On Treasury Locks, Net	Unrealized Loss on Foreign Exchange Contracts	Unfunded Employee Benefit Obligations	Total
Balance at December 31, 2018	$(0.4)	$(10.2)	$(0.3)	$(127.9)	$(138.8)
Other comprehensive income before reclassifications	—	—	—	(40.5)	(40.5)
Amounts reclassified from AOCI	—	10.2	0.1	9.5	19.8
Net current-period other comprehensive income	—	10.2	0.1	(31.0)	(20.7)
Balance at December 31, 2019	$(0.4)	$—	$(0.2)	$(158.9)	$(159.5)

The following table presents information about reclassifications out of AOCI (dollars in millions). Amounts in parentheses indicate expenses in the Consolidated Statements of Income.

	Amounts Reclassified from AOCI Year Ended December 31,
Details about AOCI Components	2019	2018
Unrealized loss on treasury locks, net (a)	$(18.1)	$(5.3)
	7.9	1.3	Tax benefit
	$(10.2)	$(4.0)	Net of tax
Unfunded employee benefit obligations (b)
Amortization of prior service costs	$(6.0)	$(6.6)
Amortization of actuarial gains / (losses)	(6.7)	(9.2)
	(12.7)	(15.8)	Total before tax
	3.2	4.0	Tax benefit
	$(9.5)	$(11.8)	Net of tax

(a)

This AOCI component is included in interest expense, net. The remaining balances of the treasury locks were written off  as a result of the Company’s November 2019 debt refinancing. For a discussion of treasury lock derivative instrument activity, see Note 16, Derivative Instruments and Hedging Activities, for additional information.

(b)

These AOCI components are included in the computation of net pension and postretirement benefit costs. See Note 13, Employee Benefit Plans and Other Postretirement Benefits, for additional information.

18.	Concentrations of Risk

Our Paper segment has had a long-standing commercial and contractual relationship with Office Depot, our largest customer in the paper business. This relationship exposes us to a significant concentration of business and financial risk. Our sales to Office Depot represented 7% of our total Company sales for both 2019 and 2018 and about 50% and 47% of our Paper segment sales revenue for those periods, respectively. At December 31, 2019 and 2018, we had $76.2 million and $66.7 million of accounts receivable due from Office Depot, respectively, which represents 9% and 7% of our total Company receivables, respectively.

In 2019, sales to Office Depot represented about 50% of our Paper segment sales. If these sales are reduced, we would need to find new customers. We may not be able to fully replace any lost sales, and any new sales may be at lower prices or higher costs. Any significant deterioration in the financial condition of Office Depot affecting its ability to pay or any other change that affects its willingness to purchase our products will harm our business and results of operations.

Labor

At December 31, 2019, we had approximately 15,500 employees and approximately 45% of these employees worked pursuant to collective bargaining agreements. Approximately 63% of our hourly employees are represented by unions. The majority of our unionized employees are represented by the United Steel Workers (USW), the International Brotherhood of Teamsters (IBT), the International Association of Machinists (IAM), and the Association of Western Pulp and Paper Workers (AWPPW). Approximately 9% of our employees work pursuant to collective bargaining agreements that will expire within the next twelve months.
19.	Transactions With Related Parties

Louisiana Timber Procurement Company, L.L.C. (LTP) is a variable-interest entity that is 50% owned by PCA and 50% owned by Boise Cascade Company (Boise Cascade). LTP procures sawtimber, pulpwood, residual chips, and other residual wood fiber to meet the wood and fiber requirements of PCA and Boise Cascade in Louisiana. PCA is the primary beneficiary of LTP and has the power to direct the activities that most significantly affect the economic performance of LTP. Therefore, we consolidate 100% of LTP in our financial statements in our Corporate and Other segment. The carrying amounts of LTP's assets and liabilities (which relate primarily to non-inventory working capital items) on our Consolidated Balance Sheets were both $3.9 million at December 31, 2019 and $2.7 million at December 31, 2018. For 2019, 2018, and 2017, we recorded $81.7 million, $83.1 million, and $86.4 million, respectively, of LTP sales to Boise Cascade in “Net Sales” in the Consolidated Statements of Income and approximately the same amount of expenses in “Cost of Sales”.

Fiber purchases from related parties were $16.8 million for both 2019 and 2018 and $16.6 million for 2017. Most of these purchases related to chip and log purchases by LTP from Boise Cascade's wood products business. These purchases are recorded in “Cost of Sales” in the Consolidated Statements of Income.
20.	Segment Information

We report our business in three reportable segments: Packaging, Paper, and Corporate and Other. These segments represent distinct businesses that are managed separately because of differing products and services. Each of these businesses requires distinct operating and marketing strategies.

During the second quarter of 2018, the Company discontinued the production of paper grades at the Wallula, Washington mill and converted the No. 3 machine at the mill to produce virgin kraft linerboard. Before May 2018, operating results for the Wallula mill were included in the Paper segment. After May 2018, operating results for the Wallula mill are primarily included in the Packaging segment.

Packaging. We manufacture and sell a wide variety of containerboard and corrugated packaging products, including conventional shipping containers used to protect and transport manufactured goods, multi-color boxes and displays with strong visual appeal that help to merchandise the packaged product in retail locations. In addition, we are a large producer of packaging for meat, fresh fruit and vegetables, processed food, beverages, and other industrial and consumer products.

Paper. We manufacture and sell a range of communication-based papers. Our papers can be manufactured as either commodity papers or specialty papers with specialized or custom features, such as colors, coatings, high brightness, or recycled content.

Corporate and Other. Our Corporate and Other segment includes corporate support staff services and related assets and liabilities, and foreign exchange gains and losses. This segment also includes transportation assets, such as rail cars and trucks, which we use to transport our products from some of our manufacturing sites and assets related to LTP. See Note 19, Transactions with Related Parties, for more information related to LTP. Sales in this segment relate primarily to LTP and our rail and truck business. We provide transportation services not only to our own facilities but also, on a limited basis, to third parties when geographic proximity and logistics are favorable. Rail cars and trucks are generally leased.

Each segments' profits and losses are measured on operating profits before interest expense, net and other and income taxes. For many of these allocated expenses, the related assets and liabilities remain in the Corporate and Other segment.

Segment sales to external customers by product line were as follows (dollars in millions):

	Year Ended December 31,
	2019	2018	2017
Packaging	$5,932.2	$5,938.5	$5,312.3
Paper	964.3	1,002.0	1,051.8
Corporate and Other	67.8	74.1	80.8
	$6,964.3	$7,014.6	$6,444.9

Sales to foreign unaffiliated customers during the years ended December 31, 2019, 2018, and 2017 were $394.9 million, $487.8 million, and $390.3 million, respectively. At December 31, 2019 and 2018, we did not have any significant long-lived assets held by foreign operations.

An analysis of operations by reportable segment is as follows (dollars in millions):

	Sales, net			Operating		Depreciation,
Year Ended December 31, 2019	Trade	Inter- segment	Total	Income (Loss)		Amortization, and Depletion	Capital Expenditures (l)	Assets
Packaging	$5,905.1	$27.1	$5,932.2	$963.4	(b)	$342.8	$367.4	$5,491.5
Paper	964.3	—	964.3	175.4	(c)	37.7	23.8	791.4
Corporate and Other	94.9	133.1	228.0	(85.1)		7.0	8.3	952.9
Intersegment eliminations	—	(160.2)	(160.2)	—		—	—	—
	$6,964.3	$—	$6,964.3	1,053.7		$387.5	$399.5	$7,235.8
Non-operating pension expense				(7.9)
Interest expense, net				(128.8)	(d)
Income before taxes				$917.0

	Sales, net			Operating		Depreciation,
Year Ended December 31, 2018	Trade	Inter- segment	Total	Income (Loss)		Amortization, and Depletion	Capital Expenditures (l)	Assets
Packaging	$5,912.3	$26.2	$5,938.5	$1,045.4	(e)	$342.0	$504.0	$5,347.0
Paper	1,002.0	—	1,002.0	97.7	(f)	62.0	12.6	760.1
Corporate and Other	100.3	129.4	229.7	(75.4)	(g)	6.9	34.8	462.6
Intersegment eliminations	—	(155.6)	(155.6)	—		—	—	—
	$7,014.6	$—	$7,014.6	1,067.7		$410.9	$551.4	$6,569.7
Non-operating pension expense				(2.1)
Interest expense, net				(95.1)
Income before taxes				$970.5

	Sales, net			Operating		Depreciation,
Year Ended December 31, 2017	Trade	Inter- segment	Total	Income (Loss) (a)		Amortization, and Depletion	Capital Expenditures (l)	Assets
Packaging	$5,288.6	$23.7	$5,312.3	$950.3	(h)	$317.5	$305.1	$4,933.6
Paper	1,051.8	—	1,051.8	54.0	(i)	67.6	22.6	945.2
Corporate and Other	104.5	124.7	229.2	(71.8)	(j)	6.3	15.3	318.7
Intersegment eliminations	—	(148.4)	(148.4)	—		—	—	—
	$6,444.9	$—	$6,444.9	932.5		$391.4	$343.0	$6,197.5
Non-operating pension expense				(1.3)
Interest expense, net				(102.6)	(k)
Income before taxes				$828.6

(a)     Effective January 1, 2018, the Company adopted ASU 2017-07, Compensation: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost and applied this standard retrospectively to 2017. This new standard requires the presentation of non-service cost components of net periodic benefits expense to be shown separately outside the subtotal of operating income in the income statement.

The components of our financial statements affected by the change in presentation of operating and non-operating pension expense as originally reported in 2017 and as adjusted for the requirements per the new standard are as follows (dollars in millions):

Segment income (loss)	Year Ended December 31, 2017 As Reported	Non-Operating Pension Adjustment	Year Ended December 31, 2017 Adjusted
Packaging	$943.7	$6.6	$950.3
Paper	61.5	(7.5)	54.0
Corporate	(74.0)	2.2	(71.8)
Income from operations	931.2	1.3	932.5
Non-operating pension expense	—	(1.3)	(1.3)
Interest expense, net	(102.6)	—	(102.6)
Income before taxes	$828.6	$—	$828.6

(b)     Includes the following:

o	$3.0 million of charges for the disposal of fixed assets related to the containerboard mill conversion at our DeRidder, Louisiana mill.
o

$0.8 million of charges related to the second quarter discontinuation of uncoated free sheet and coated one-side white paper grades at the Wallula, Washington mill associated with the conversion of the No. 3 paper machine to produce virgin kraft linerboard.

o	$0.3 million of charges consisting of closure costs related to corrugated products facilities, partially offset by income from the sale of a building related to a closed corrugated products facility.

(c)     Includes $0.2 million of charges related to the second quarter discontinuation of uncoated free sheet and coated one-side white paper grades at the Wallula, Washington mill associated with the conversion of the No. 3 paper machine to produce virgin kraft linerboard.

(d)     Includes $38.7 million of charges related to the Company’s November 2019 debt refinancing, which included redemption premiums and the write-offs of remaining balances of treasury locks and unamortized debt issuance costs.

(e)     Includes the following:

o

$12.3 million of charges related to the second quarter discontinuation of uncoated free sheet and coated one-side white paper grades at the Wallula, Washington mill associated with the conversion of the No. 3 paper machine to produce virgin kraft linerboard.

o	$1.6 million of charges consisting of closure costs related to corrugated products facilities.
o	$0.5 million of costs for the property damage insurance deductible for a weather-related incident at one of the corrugated products facilities.
o	$0.2 million of charges for acquisition and integration costs related to recent acquisitions.

(f)     Includes $17.7 million of charges related to the second quarter discontinuation of uncoated free sheet and coated one-side white paper grades at the Wallula, Washington mill associated with the conversion of the No. 3 paper machine to produce virgin kraft linerboard.

(g)     Includes $0.2 million of charges consisting of closure costs related to a corporate administration facility.

(h)     Includes the following:

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

(i)     Includes $33.4 million of charges related to the second quarter 2018 discontinuation of uncoated free sheet and coated one-side white paper grades at the Wallula, Washington mill associated with the conversion of the No. 3 paper machine to produce virgin kraft linerboard and $0.4 million of charges related to the closure costs of a paper administration facility.

(j)     Includes $1.0 million of charges related to the closure costs of a corporate administration facility and $0.7 million of income related to a working capital adjustment from the April 2015 sale of our Hexacomb corrugated manufacturing operations in Europe and Mexico.

(k)     Includes $1.8 million of expense related to the write-off of deferred debt issuance costs in connection with the December 2017 debt refinancing.

(l)     Includes “Additions to property, plant, and equipment” and excludes cash used for “Acquisitions of businesses, net of cash acquired” as reported on our Consolidated Statements of Cash Flows.

21.	Commitments, Guarantees, Indemnifications, and Legal Proceedings

We have financial commitments and obligations that arise in the ordinary course of our business. These include long-term debt (discussed in Note 11, Debt), lease obligations (discussed in Note 3, Leases), capital commitments, purchase commitments for goods and services, and legal proceedings (discussed below).

Capital Commitments

The Company had capital commitments of approximately $212.6 million and $112.8 million as of December 31, 2019 and 2018, respectively, in connection with the expansion and replacement of existing facilities and equipment.

Purchase Commitments

In the table below, we set forth our enforceable and legally binding purchase obligations as of December 31, 2019. Some of the amounts are based on management's estimates and assumptions about these obligations, including their duration, the possibility of renewal, anticipated actions by third parties, and other factors. Because these estimates and assumptions are necessarily subjective, our actual payments may vary from those reflected in the table. Purchase orders made in the ordinary course of business are excluded below. Any amounts for which we are liable under purchase orders are reflected on the Consolidated Balance Sheets as accounts payable and accrued liabilities. These obligations relate to various purchase agreements for items such as minimum amounts of energy and fiber purchases over periods ranging from one year to 31 years. Total purchase commitments were as follows (dollars in millions):

2020	$51.9
2021	47.4
2022	43.0
2023	42.8
2024	24.6
Thereafter	109.3
Total	$319.0

The Company purchased a total of $315.0 million, $341.9 million, and $339.1 million during the years ended December 31, 2019, 2018, and 2017, respectively, under these purchase agreements.

Environmental Matters

On August 8, 2019, the EPA issued a notice of violation (NOV) alleging violations of the Clean Air Act, resulting from an inspection at our Wallula, Washington mill in September 2018. PCA denies the violations set forth in the NOV and has requested that the EPA’s Office of Air Quality Planning and Standards provide an applicability determination to clarify that the relevant operations of PCA have not violated the regulations at issue in the NOV. While we cannot predict with certainty the ultimate resolution of this matter, we believe that we have a meritorious position that our operations have not violated the Clean Air Act, that we have taken appropriate action to address the matters raised by the EPA in the NOV, and that this matter will not result in a material adverse effect on our financial condition, results of operations, or cash flows.

The potential costs for various environmental matters are uncertain due to such factors as the unknown magnitude of possible cleanup costs, the complexity and evolving nature of governmental laws and regulations and their interpretations, and the timing, varying costs and effectiveness of alternative cleanup technologies. From 2006 through 2019, there were no significant environmental remediation costs at PCA's mills and corrugated plants. At December 31, 2019, the Company had $24.6 million of environmental-related reserves recorded on its Consolidated Balance Sheet. Of the $24.6 million, approximately $15.7 million related to environmental-related asset retirement obligations discussed in Note 14, Asset Retirement Obligations, and $8.9 million related to our estimate of other environmental contingencies. The Company recorded $5.6 million in “Accrued liabilities” and $19.0 million in “Other long-term liabilities” on the Consolidated Balance Sheet. Liabilities recorded for environmental contingencies are estimates of the probable costs based upon available information and assumptions. Because of these uncertainties, PCA’s estimates may change. The Company believes that it is not reasonably possible that future environmental expenditures for remediation costs and asset retirement obligations above the $24.6 million accrued as of December 31, 2019, will have a material impact on its financial condition, results of operations, or cash flows.

Guarantees and Indemnifications

We provide guarantees, indemnifications, and other assurances to third parties in the normal course of our business. These include tort indemnifications, environmental assurances, and representations and warranties in commercial agreements. At December 31, 2019, we are not aware of any material liabilities arising from any guarantee, indemnification, or financial assurance we have provided. If we determined such a liability was probable and subject to reasonable determination, we would accrue for it at that time.

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

The Company has cooperated with investigations from the U.S. Occupational Health and Safety Administration (OSHA), the U.S. Chemical Safety Board (CSB) and the U.S. Environmental Protection Agency (EPA). The U.S. Chemical Safety Board completed its investigation and issued its report publishing its investigation findings during the second quarter of 2018. The Company settled with OSHA during the second quarter of 2018 and paid approximately $40,000 in penalties for citations. The EPA investigation is ongoing.

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
22.	Quarterly Results of Operations (unaudited, dollars in millions, except per-share and stock price information)

2019:	First (a)	Second	Third (b)	Fourth (c)	Total
Net sales	$1,733.7	$1,759.9	$1,750.7	$1,720.0	$6,964.3
Gross profit	421.4	427.9	411.4	383.3	1,644.0
Income from operations	275.4	280.4	262.8	235.1	1,053.7
Net income	186.8	193.6	179.8	136.2	696.4
Basic earnings per share	1.98	2.05	1.90	1.44	7.36
Diluted earnings per share	1.97	2.04	1.89	1.43	7.34
Stock price - high	101.84	103.80	109.37	114.78	114.78
Stock price - low	81.87	87.85	96.30	100.54	81.87

2018:	First (d)	Second (e)	Third (f)	Fourth (g)	Total
Net sales	$1,690.6	$1,767.5	$1,809.9	$1,746.6	$7,014.6
Gross profit	356.1	420.6	443.2	425.4	1,645.3
Income from operations	212.9	269.6	298.5	286.7	1,067.7
Net income	140.1	186.6	206.7	204.6	738.0
Basic earnings per share	1.48	1.98	2.19	2.17	7.82
Diluted earnings per share	1.48	1.97	2.18	2.16	7.80
Stock price - high	131.13	124.70	118.88	110.62	131.13
Stock price - low	109.04	107.96	107.39	77.90	77.90

Note: The sum of the quarters may not equal the total of the respective year's earnings per share on either a basic or diluted basis due to changes in the weighted average shares outstanding throughout the year.

(a)

Includes $0.6 million of charges consisting of closure costs related to the second quarter 2018 discontinuation of uncoated free sheet and coated one-side white paper grades at the Wallula Washington mill associated with the conversion of the No. 3 paper machine to produce virgin kraft linerboard ($0.5 million after-tax or $0.01 per diluted share).

(b)	Includes $3.0 million of charges for the disposal of fixed assets related to the containerboard mill conversion at our DeRidder, Louisiana mill ($2.3 million after-tax or $0.02 per diluted share).
(c)	Includes $0.4 million of charges consisting of closure costs related related to the second quarter 2018 discontinuation of uncoated free sheet and coated one-side white paper grades at the Wallula Washington mill associated with the conversion of the No. 3 paper machine to produce virgin kraft linerboard ($0.3 million after-tax or $0.00 per diluted share) and $38.7 million of charges related to the Company’s November 2019 debt refinancing, which included redemption premiums and the write-offs of remaining balances of treasury locks and unamortized debt issuance costs as well as $3.2 million of income tax benefit from the stranded tax effects in Accumulated Other Comprehensive Income related to the write-offs of the treasury locks ($25.9 million after-tax or $0.28 per diluted share). Also includes $0.3 million of charges consisting of closure costs related to corrugated products facilities, partially offset by income from the sale of a building related to a closed corrugated products facility ($0.2 million after-tax or $0.00 per diluted share).

(d)

Includes $0.3 million of charges consisting of closure costs related to corrugated products facilities and a corporate administration facility ($0.2 million after-tax or $0.00 per diluted share) and $8.8 million of charges related to the second quarter 2018 discontinuation of uncoated free sheet and coated one-side white paper grades at the Wallula Washington mill associated with the conversion of the No. 3 paper machine to produce virgin kraft linerboard ($6.6 million after-tax or $0.07 per diluted share).

(e)

Includes $0.2 million of charges consisting of closure costs related to corrugated products facilities and a corporate administration facility ($0.2 million after-tax and $0.00 per diluted share) and $13.6 million of charges related to the second quarter 2018 discontinuation of uncoated free sheet and coated one-side white paper grades at the Wallula Washington mill associated with the conversion of the No. 3 paper machine to produce virgin kraft linerboard ($10.2 million after-tax or $0.11 per diluted share).

(f)

Includes $4.0 million of charges related to the second quarter 2018 discontinuation of uncoated free sheet and coated one-side white paper grades at the Wallula Washington mill associated with the conversion of the No. 3 paper machine to produce virgin kraft linerboard ($2.9 million after-tax or $0.04 per diluted share) and $1.3 million of charges consisting of closure costs related to corrugated products facilities and a corporate administration facility ($1.0 million after-tax or $0.01 per diluted share). Also includes $0.5 million of costs for the property damage insurance deductible for a weather-related incident at one of the corrugated products facilities ($0.4 million after-tax or $0.00 per diluted share) and $0.1 million of charges for acquisition and integration costs related to recent acquisitions ($0.01 million after-tax or $0.00 per diluted share).

(g)

Includes $3.6 million of charges related to the second quarter 2018 discontinuation of uncoated free sheet and coated one-side white paper grades at the Wallula, Washington mill associated with the conversion of the No. 3 paper machine to produce virgin kraft linerboard ($2.7 million after-tax or $0.03 per diluted share) and $0.1 million of charges for acquisition and integration costs related to recent acquisitions ($0.1 million after-tax or $0.00 per diluted share). Also includes $2.0 million of income tax benefit for the re-measurement of our net deferred tax liability to our 2017 measurement period adjustments in accordance with SEC Staff Accounting Bulletin No. 118 (SAB 118), Income Tax Accounting Implications of the Tax Cuts and Jobs Act ($0.02 per diluted share).

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

Prior to filing this report, PCA completed an evaluation under the supervision and with the participation of PCA’s management, including PCA’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of PCA’s disclosure controls and procedures as of December 31, 2019. The evaluation of PCA’s disclosure controls and procedures included a review of the controls’ objectives and design, PCA’s implementation of the controls and the effect of the controls on the information generated for use in this report. Based on this evaluation, PCA’s Chief Executive Officer and Chief Financial Officer concluded that PCA’s disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2019.

During the quarter ended December 31, 2019, there were no changes in internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, PCA’s internal control over financial reporting.

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

PCA’s management, under the supervision of and with the participation of the Chief Executive Officer and Chief Financial Officer, assessed the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, PCA’s management concluded that its internal control over financial reporting was effective as of December 31, 2019, based on the specified criteria.

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

The following information required by this Item 10 will be included in PCA’s Proxy Statement for the 2020 Annual Meeting of Stockholders and is incorporated by reference herein:

•	Information regarding PCA’s directors included under the caption “Election of Directors”
•	Information regarding PCA’s Audit Committee and financial experts included under the caption “Election of Directors - Audit Committee”
•	Information regarding PCA’s code of ethics included under the caption “Election of Directors - Code of Ethics”
•

Information regarding PCA’s stockholder nominating procedures included under the captions “Election of Directors - Nominating and Governance Committee,” “Other Information - Recommendations for Board - Nominated Director Nominees,” and “Other Information - Procedures for Nominating Directors or Bringing Business Before the 2021 Annual Meeting”

•	Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 included under the caption “Delinquent Section 16(a) Reports”
Item 11.	EXECUTIVE COMPENSATION

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

Authorization of Securities under Equity Compensation Plans — Securities authorized for issuance under our equity compensation plans at December 31, 2019 are as follows:

	Column
	A	B	C
Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants, and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A)
Equity compensation plans approved by securityholders	—	$—	423,342
Equity compensation plans not approved by securityholders	N/A	N/A	N/A
Total	—	$—	423,342

(a)	Does not include 1,040,099 shares of unvested restricted stock and performance units granted pursuant to our Amended and Restated 1999 Long-Term Equity Incentive Plan.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

4.4

Officers’ Certificate, dated as of November 21, 2019, pursuant to Section 301 of the Indenture establishing 3.000% Senior Notes due 2029 and 4.050% Senior Notes due 2049. (Incorporated herein by reference to Exhibit 4.1 to PCA’s Current Report on Form 8-K filed November 21, 2019, File No. 1-15399.)

4.5	3.000% Senior Notes due 2029. (Incorporated herein by reference to Exhibit 4.2 to PCA’s Current Report on Form 8-K filed November 21, 2019, File No. 1-15399.)

4.6	4.050% Senior Notes due 2049. (Incorporated herein by reference to Exhibit 4.3 to PCA’s Current Report on Form 8-K filed November 21, 2019, File No. 1-15399.)

Exhibit Number	Description
4.7

Officers’ Certificate, dated as of October 22, 2013, pursuant to Section 301 of the Indenture establishing 4.500% Senior Notes due 2023. (Incorporated herein by reference to Exhibit 4.1 to PCA’s Current Report on Form 8-K filed October 22, 2013, File No 1-15399.)

4.8	4.500% Senior Notes due 2023. (Incorporated herein by reference to Exhibit 4.2 to PCA’s Current Report on Form 8-K filed October 22, 2013, File No 1-15399.)

4.9

Officers’ Certificate, dated September 5, 2014, pursuant to Section 301 of the Indenture establishing 3.650% Senior Notes due 2024. (Incorporated herein by reference to Exhibit 4.1 to PCA’s Current Report on Form 8-K filed September 5, 2014, File No. 1-15399).

4.10	3.650% Senior Notes due 2024 (Incorporated herein by reference to Exhibit 4.2 to PCA’s Current Report on Form 8-K filed September 5, 2014, File No. 1-15399).

4.11

Officer’s Certificate, dated December 13, 2017, pursuant to Section 301 of the Indenture establishing 2.450% Senior Notes due 2020 (redeemed and no longer outstanding) and 3.400% Senior Notes due 2027. (Incorporated herein by reference to Exhibit 4.1 to PCA’s Current Report on Form 8-K filed December 13, 2017, File No. 1-15399).

4.12	3.400% Senior Notes due 2027 (Incorporated herein by reference to Exhibit 4.3 to PCA’s Current Report on Form 8-K filed December 13, 2017, File No. 1-15399).

4.13	Description of Common Stock †

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

10.4	Packaging Corporation of America Supplemental Executive Retirement Plan, as Amended and Restated Effective as of February 27, 2019. *†

10.5	Packaging Corporation of America Deferred Compensation Plan, as Amended and Restated Effective as of February 27, 2019.*†

10.6

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

10.8

Form of Restricted Stock Agreement for executive officer awards made in June 2017.  (Incorporated by reference to Exhibit 10.1 to PCA’s Quarterly Report on Form 10-Q for the period ended June 30, 2017, File No. 1-15399).*

Exhibit Number	Description

10.9

Form of Performance Unit Agreement for executive officer awards made in June 2017.  (Incorporated by reference to Exhibit 10.2 to PCA’s Quarterly Report on Form 10-Q for the period ended June 30, 2017, File No. 1-15399).*

10.10

Performance Based Equity Award Pool for Executive Officers relating to awards made in June 2017.  (Incorporated by reference to Exhibit 10.3 to PCA’s Quarterly Report on Form 10-Q for the period ended June 30, 2017, File No. 1-15399).*

10.11	Trade Vendor Purchasing Agreement, dated December 6, 2019, between Boise White Paper, L.L.C. and Office Depot, Inc.**†

10.12

Form of Performance Unit Agreement for executive officer awards made in June 2016.  (Incorporated by reference to Exhibit 10.2 to PCA’s Quarterly Report on Form 10-Q for the period ended June 30, 2016, File No. 1-15399).*

10.13

Form of Restricted Stock Agreement for executive officer awards made in June 2016.  (Incorporated by reference to Exhibit 10.1 to PCA’s Quarterly Report on Form 10-Q for the period ended June 30, 2016, File No. 1-15399).*

10.14

Form of Return on Invested Capital Performance Unit Agreement for executive officer awards made in and after June 2018. (Incorporated by reference to Exhibit 10.2 to PCA’s Quarterly Report on Form 10-Q for the period ended June 30, 2018, File No. 1-15399).*

10.15

Form of Total Shareholder Return Performance Unit Agreement for executive officer awards made in and after June 2018. (Incorporated by reference to Exhibit 10.3 to PCA’s Quarterly Report on Form 10-Q for the period ended June 30, 2018, File No. 1-15399).*

10.16

Form of Restricted Stock Agreement for executive officer awards made in and after June 2018. (Incorporated by reference to Exhibit 10.1 to PCA’s Quarterly Report on Form 10-Q for the period ended June 30, 2018, File No. 1-15399).*

21.1	Subsidiaries of the Registrant.†

23.1	Consent of KPMG LLP.†

24.1	Powers of Attorney.†

31.1	Certification of Chief Executive Officer, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†

31.2	Certification of Chief Financial Officer, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. §1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Management contract or compensatory plan or arrangement.
**	Confidential information in this exhibit has been omitted.
†	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized on February 26, 2020.

Packaging Corporation of America

/s/ MARK W. KOWLZAN
Mark W. Kowlzan
Chairman of the Board and Chief Executive Officer

/s/ ROBERT P. MUNDY
Robert P. Mundy
Executive Vice President and Chief Financial Officer

/s/ PAMELA A. BARNES
Pamela A. Barnes
Senior Vice President, Finance and Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 26, 2020, by the following persons on behalf of the registrants and in the capacities indicated.

Signature	Capacity

/s/ MARK W. KOWLZAN
Mark W. Kowlzan	Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

/s/ ROBERT P. MUNDY
Robert P. Mundy	Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ PAMELA A. BARNES	Senior Vice President, Finance and Controller
Pamela A. Barnes	(Principal Accounting Officer)

*
Cheryl K. Beebe	Director

*
Duane Farrington	Director

*
Donna A. Harman	Director

*
Hasan Jameel	Director

*
Robert C. Lyons	Director

*
Thomas P. Maurer	Director

*
Samuel M. Mencoff	Director

*
Roger B. Porter	Director

*
Thomas S. Souleles	Director

*
Paul T. Stecko	Director

*
James D. Woodrum	Director

/s/ ROBERT P. MUNDY
Robert P. Mundy
(Attorney-In-Fact)