Form 10-Q
period 2020-06-30
PACKAGING CORP OF AMERICA
filed 2020-08-06
CIK 75677

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

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

As of July 31, 2020 the Registrant had outstanding 94,835,022 shares of common stock, par value $0.01 per share.

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

i

PART I

FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

Packaging Corporation of America

Consolidated Statements of Income and Comprehensive Income

(unaudited, dollars in millions, except per-share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Statements of Income:
Net sales	$1,541.6	$1,759.9	$3,250.3	$3,493.6
Cost of sales	(1,215.8)	(1,332.0)	(2,559.6)	(2,644.3)
Gross profit	325.8	427.9	690.7	849.3
Selling, general and administrative expenses	(136.3)	(143.7)	(282.2)	(283.7)
Goodwill impairment	(55.2)	—	(55.2)	—
Other expense, net	(18.2)	(3.8)	(28.1)	(9.8)
Income from operations	116.1	280.4	325.2	555.8
Non-operating pension income (expense)	0.6	(2.0)	1.1	(4.1)
Interest expense, net	(25.1)	(22.4)	(44.6)	(46.4)
Income before taxes	91.6	256.0	281.7	505.3
Provision for income taxes	(34.9)	(62.4)	(83.4)	(124.9)
Net income	$56.7	$193.6	$198.3	$380.4
Net income per common share:
Basic	$0.60	$2.05	$2.09	$4.03
Diluted	$0.59	$2.04	$2.08	$4.02
Dividends declared per common share	$0.79	$0.79	$1.58	$1.58
Statements of Comprehensive Income:
Net income	$56.7	$193.6	$198.3	$380.4
Other comprehensive income, net of tax:
Reclassification adjustments to cash flow hedges included in net income, net of tax of $0.0 million, $0.3 million, $0.0 million, and $0.7 million	—	1.0	—	1.9
Changes in unrealized gains on marketable debt securities, net of tax of $0.3 million, $0.0 million, $0.2 million, and $0.0 million	0.9	—	0.7	—
Amortization of pension and postretirement plans actuarial loss and prior service cost, net of tax of $0.9 million, $0.8 million, $1.8 million, and $1.6 million	2.7	2.3	5.4	4.7
Other comprehensive income	3.6	3.3	6.1	6.6
Comprehensive income	$60.3	$196.9	$204.4	$387.0

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Packaging Corporation of America

Consolidated Balance Sheets

(unaudited, dollars and shares in millions, except per-share data)

	June 30,	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$853.3	$679.5
Short-term marketable debt securities	86.9	87.9
Accounts receivable, net of allowance for credit losses and customer deductions of $12.6 million as of both June 30, 2020, and December 31, 2019	817.3	845.6
Inventories	834.5	794.1
Prepaid expenses and other current assets	60.9	44.8
Federal and state income taxes receivable	6.1	26.5
Total current assets	2,659.0	2,478.4
Property, plant, and equipment, net	3,114.7	3,151.7
Goodwill	863.5	918.7
Other intangible assets, net	314.9	338.8
Operating lease right-of-use assets	229.7	234.3
Long-term marketable debt securities	36.3	58.1
Other long-term assets	53.9	55.8
Total assets	$7,272.0	$7,235.8
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Operating lease obligations	$67.1	$62.6
Finance lease obligations	1.6	1.5
Accounts payable	315.2	351.9
Dividends payable	76.5	76.6
Accrued liabilities	211.3	217.5
Accrued interest	11.9	13.7
Total current liabilities	683.6	723.8
Long-term liabilities:
Long-term debt	2,478.0	2,476.8
Operating lease obligations	171.5	177.6
Finance lease obligations	15.2	16.0
Deferred income taxes	361.1	340.1
Compensation and benefits	369.5	375.5
Other long-term liabilities	60.0	55.0
Total long-term liabilities	3,455.3	3,441.0
Commitments and contingent liabilities
Stockholders' equity:
Common stock, par value $0.01 per share, 300.0 million shares authorized, 94.8 million and 94.7 million shares issued as of June 30, 2020 and December 31, 2019, respectively	0.9	0.9
Additional paid in capital	542.7	524.8
Retained earnings	2,742.9	2,704.8
Accumulated other comprehensive loss	(153.4)	(159.5)
Total stockholders' equity	3,133.1	3,071.0
Total liabilities and stockholders' equity	$7,272.0	$7,235.8

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Packaging Corporation of America

Consolidated Statements of Cash Flows

(unaudited, dollars in millions)

	Six Months Ended
	June 30,
	2020	2019
Cash Flows from Operating Activities:
Net income	$198.3	$380.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization of intangibles	208.5	190.7
Amortization of deferred financing costs	1.3	4.3
Share-based compensation expense	17.8	18.6
Deferred income tax provision	19.2	26.9
Loss on asset disposals	2.3	1.9
Goodwill impairment	55.2	—
Pension and post-retirement benefits expense, net of contributions	(1.1)	11.3
Other, net	14.1	8.7
Changes in operating assets and liabilities:
(Increase) decrease in assets —
Accounts receivable	28.3	(44.9)
Inventories	(40.4)	(20.1)
Prepaid expenses and other current assets	(14.9)	(21.2)
Increase (decrease) in liabilities —
Accounts payable	(37.8)	(1.8)
Accrued liabilities	(7.7)	(22.3)
Federal and state income taxes payable / receivable	20.4	5.9
Net cash provided by operating activities	463.5	538.4
Cash Flows from Investing Activities:
Additions to property, plant, and equipment	(151.2)	(170.9)
Additions to other long term assets	(5.1)	(1.8)
Redemptions of marketable debt securities, net of purchases	23.2	—
Proceeds from disposals	4.3	1.2
Other, net	—	(1.3)
Net cash used for investing activities	(128.8)	(172.8)
Cash Flows from Financing Activities:
Repayments of debt and finance lease obligations	(0.8)	(0.7)
Common stock dividends paid	(149.7)	(149.3)
Shares withheld to cover employee restricted stock taxes	(10.4)	(7.7)
Net cash used for financing activities	(160.9)	(157.7)
Net increase in cash and cash equivalents	173.8	207.9
Cash and cash equivalents, beginning of period	679.5	361.5
Cash and cash equivalents, end of period	$853.3	$569.4

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Packaging Corporation of America

Consolidated Statements of Changes in Stockholders’ Equity

(unaudited, dollars in millions and shares in thousands)

	Common Stock		Additional Paid in	Retained	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Earnings	Loss	Equity
Balance at April 1, 2020	94,848	$0.9	$534.9	$2,771.1	$(157.0)	$3,149.9
Common stock withheld and retired to cover taxes on vested stock awards	(106)	—	(0.8)	(9.6)	—	(10.4)
Common stock dividends declared	—	—	—	(75.3)	—	(75.3)
Share-based compensation	93	—	8.6	—	—	8.6
Comprehensive income	—	—	—	56.7	3.6	60.3
Balance at June 30, 2020	94,835	$0.9	$542.7	$2,742.9	$(153.4)	$3,133.1

	Common Stock		Additional Paid in	Retained	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Earnings	Loss	Equity
Balance at April 1, 2019	94,494	$0.9	$501.4	$2,427.8	$(135.5)	$2,794.6
Common stock withheld and retired to cover taxes on vested stock awards	(83)	—	(0.6)	(7.1)	—	(7.7)
Common stock dividends declared	—	—	—	(74.9)	—	(74.9)
Share-based compensation	255	—	12.5	—	—	12.5
Other	—	—	—	(0.2)	—	(0.2)
Comprehensive income	—	—	—	193.6	3.3	196.9
Balance at June 30, 2019	94,666	$0.9	$513.3	$2,539.2	$(132.2)	$2,921.2

	Common Stock		Additional Paid in	Retained	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Earnings	Loss	Equity
Balance at January 1, 2020	94,655	$0.9	$524.8	$2,704.8	$(159.5)	$3,071.0
Common stock withheld and retired to cover taxes on vested stock awards	(107)	—	(0.8)	(9.6)	—	(10.4)
Common stock dividends declared	—	—	—	(150.5)	—	(150.5)
Share-based compensation	287	—	18.7	—	—	18.7
Other	—	—	—	(0.1)	—	(0.1)
Comprehensive income	—	—	—	198.3	6.1	204.4
Balance at June 30, 2020	94,835	$0.9	$542.7	$2,742.9	$(153.4)	$3,133.1

	Common Stock		Additional Paid in	Retained	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Earnings	Loss	Equity
Balance at January 1, 2019	94,497	$0.9	$494.5	$2,315.8	$(138.8)	$2,672.4
Common stock withheld and retired to cover taxes on vested stock awards	(83)	—	(0.6)	(7.1)	—	(7.7)
Common stock dividends declared	—	—	—	(149.7)	—	(149.7)
Share-based compensation	252	—	19.4	—	—	19.4
Other	—	—	—	(0.2)	—	(0.2)
Comprehensive income	—	—	—	380.4	6.6	387.0
Balance at June 30, 2019	94,666	$0.9	$513.3	$2,539.2	$(132.2)	$2,921.2

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

The consolidated financial statements of PCA as of June 30, 2020 and for the three and six months ended June 30, 2020 and 2019 are unaudited but include all adjustments (consisting only of normal recurring adjustments) that management considers necessary for a fair presentation of such financial statements. The preparation of the consolidated financial statements involves the use of estimates and accruals. Actual results may vary from those estimates. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with Article 10 of Regulation S-X of the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete audited financial statements. Operating results for the three and six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. These consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2019.

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

Prior to adoption of the new standard, the Company already incorporated forward-looking information into its estimate of credit losses for trade receivables. Due to the short duration of the Company’s trade receivables, the adoption of ASU 2016-13 did not have a material impact on trade receivables. The adoption of ASU 2016-13 also did not have a material impact on the Company’s AFS marketable debt securities, as the Company only invests in highly-rated AFS marketable debt securities. Overall, the adoption of ASU 2016-13 did not have a material impact on the Company’s financial condition, results of operations or cash flow.

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

The following table presents our revenues disaggregated by product line (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Packaging	$1,409.9	$1,504.6	$2,877.4	$2,982.2
Paper	123.3	237.8	340.7	477.5
Corporate and Other	8.4	17.5	32.2	33.9
Total revenue	$1,541.6	$1,759.9	$3,250.3	$3,493.6

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

The following table sets forth the computation of basic and diluted income per common share for the periods presented (dollars and shares in millions, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Numerator:	2020	2019	2020	2019
Net income	$56.7	$193.6	$198.3	$380.4
Less: Distributed and undistributed earnings allocated to participating securities	(0.5)	(1.5)	(1.8)	(2.9)
Net income attributable to common shareholders	$56.2	$192.1	$196.5	$377.5
Denominator:
Weighted average basic common shares outstanding	94.0	93.8	94.0	93.8
Effect of dilutive securities	0.4	0.2	0.4	0.2
Weighted average diluted common shares outstanding	94.4	94.0	94.4	94.0
Basic income per common share	$0.60	$2.05	$2.09	$4.03
Diluted income per common share	$0.59	$2.04	$2.08	$4.02

5.	Other Expense, Net

The components of other expense, net, were as follows (dollars in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Asset disposals and write-offs	$(5.0)	$(4.5)	$(11.0)	$(8.8)
Facilities closure and other costs (a)	(13.3)	—	(13.7)	—
Wallula mill restructuring (b)	—	—	—	(0.4)
Other	0.1	0.7	(3.4)	(0.6)
Total	$(18.2)	$(3.8)	$(28.1)	$(9.8)

________________

(a)

Includes charges consisting of closure costs related to corrugated products facilities, substantially all of which relates to the previously announced closure of the San Lorenzo, California facility during the second quarter of 2020, partially offset by income related to the sale of a corrugated products facility.

(b)

Includes charges related to the second quarter 2018 discontinuation of uncoated free sheet and coated one-side grades at the Wallula, Washington mill associated with the conversion of the No. 3 paper machine to produce virgin kraft linerboard.

6.	Income Taxes

For the three months ended June 30, 2020 and 2019, we recorded $34.9 million and $62.4 million of income tax expense and had an effective tax rate of 38.2% and 24.4%, respectively. For the six months ended June 30, 2020 and 2019, we recorded $83.4 million and $124.9 million of income tax expense and had an effective tax rate of 29.6% and 24.7%, respectively. The increase in our effective tax rate for both the three and six months ended June 30, 2020 compared with the same period in 2019 was primarily due to the nondeductible goodwill impairment charge associated with our Paper reporting unit slightly offset by the favorable impact of employee restricted stock and performance unit vests with higher excess tax benefits (ASU 2016-09) during the three and six months ended June 30, 2020 compared to June 30, 2019.

Our effective tax rate may differ from the federal statutory income tax rate of 21.0% due primarily to the effect of state and local income taxes and the nondeductible goodwill impairment recorded in the second quarter of 2020. During the six months ended June 30, 2020 and 2019, cash paid for taxes, net of refunds received, was $43.7 million and $92.1 million, respectively. The decrease in cash tax payments between the periods is primarily due to lower taxable income.

During the three and six months ended June 30, 2020, there were no significant changes to our uncertain tax positions. For more information, see Note 8, Income Taxes, of the Notes to Consolidated Financial Statements in “Part II, Item 8. Financial Statements and Supplementary Data” of our 2019 Annual Report on Form 10-K.

7.	Inventories

We value our raw materials, work in process, and finished goods inventories using lower of cost, as determined by the average cost method, or market. Supplies and materials are valued at the first-in, first-out (FIFO) or average cost methods.

The components of inventories were as follows (dollars in millions):

	June 30,	December 31,
	2020	2019
Raw materials	$272.1	$271.5
Work in process	13.1	11.0
Finished goods	231.7	207.7
Supplies and materials	317.6	303.9
Inventories	$834.5	$794.1

8.	Property, Plant, and Equipment

The components of property, plant, and equipment were as follows (dollars in millions):

	June 30,	December 31,
	2020	2019
Land and land improvements	$177.5	$177.5
Buildings	845.1	837.4
Machinery and equipment	5,793.7	5,727.4
Construction in progress	214.5	174.0
Other	86.2	81.5
Property, plant and equipment, at cost	7,117.0	6,997.8
Less accumulated depreciation	(4,002.3)	(3,846.1)
Property, plant, and equipment, net	$3,114.7	$3,151.7

During the second quarter of 2020, with the exacerbated deterioration in uncoated freesheet market conditions arising from the COVID-19 pandemic and the estimated impact on our Paper segment and its projected future results of operations, we identified a triggering event indicating possible impairment of our long lived assets within our Paper segment, including property, plant, and equipment, and performed a recoverability test on the Paper reporting unit long lived assets as of May 31, 2020. The recoverability test was based on forecasts of undiscounted cash flows. The results of the recoverability test indicated that the long lived assets within our Paper segment, inclusive of property, plant, and equipment, were 100% recoverable.

Depreciation expense for the three months ended June 30, 2020 and 2019 was $93.3 million and $85.8 million, respectively. During the six months ended June 30, 2020 and 2019, depreciation expense was $183.1 million and $171.0 million, respectively. We recognized $2.6 million of incremental depreciation expense during the six months ended June 30, 2020 as a result of the closure of the San Lorenzo, California corrugated products facility. We recognized $0.2 million of incremental depreciation expense during the six months ended June 30, 2019 as a result of shortening the useful lives of certain assets primarily related to the Wallula mill restructuring.

At June 30, 2020 and December 31, 2019, purchases of property, plant, and equipment included in accounts payable were $27.9 million and $26.8 million, respectively.

9.	Goodwill and Intangible Assets

During the second quarter of 2020, with the exacerbated deterioration in uncoated freesheet market conditions arising from the COVID-19 pandemic and the estimated impact on our Paper segment and its projected future results of operations, we identified a triggering event indicating possible impairment of goodwill and our long lived assets within our Paper reporting unit.

Goodwill

Due to the triggering event identified above an interim quantitative impairment analysis was performed as of May 31, 2020 for the Paper reporting unit, which is the same as our Paper reportable segment. We estimated the fair value of the Paper reporting unit using a combination of the income approach and the market approach, as further described below. Based on the evaluation performed, we determined that the carrying value of the Paper reporting unit exceeded its fair value, which resulted in a goodwill impairment charge totaling $55.2 million. The impairment charge is included in “Goodwill impairment” on our unaudited Consolidated Statements of Income and Comprehensive Income for the three and six months ended June 30, 2020 and is not tax deductible.

For purposes of our goodwill impairment analysis, we estimated the fair value of the Paper reporting unit using a combination of the income approach and the market approach applying an equal weighting. The income approach incorporated the estimated future cash flows and a terminal value discounted to their present value using an appropriate risk-adjusted discount rate. The estimated future cash flows and terminal value were based on internal forecasts and industry trends, including the long-term outlook for the paper industry. Our expected cash flows include assumptions about industry pricing, expected paper demand, and anticipated input and conversion costs. The discount rate utilized in the income approach was 9%, which was derived using a capital asset pricing model based on relevant industry data to estimate the cost of equity financing. The discount rate is commensurate with the risks and uncertainties inherent in the business and the cash flow forecasts, updated for recent events. The market approach estimated the fair value of the Paper reporting unit by using valuation metrics of publicly traded companies or historically completed transactions of comparable businesses.

The valuation of our Paper reporting unit requires significant judgment in evaluating recent indicators of market activity and estimated future cash flows, discount rates, and other factors. Our impairment analysis contains inherent uncertainties due to uncontrollable events that could positively or negatively impact anticipated future economic and operating conditions. In making these estimates, the weighted-average cost of capital is utilized to calculate the present value of future cash flows and terminal value. Many variables go into estimating future cash flows, including estimates of our future revenue growth and operating results. When estimating our projected revenue growth and future operating results, we considered industry trends, economic data, and our competitive situation.

Goodwill represents the excess of the cost of an acquired business over the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed in a business combination. At both June 30, 2020 and December 31, 2019, we had $863.5 million of goodwill recorded in our Packaging segment. At June 30, 2020 and December 31, 2019, we had $0 million and $55.2 million of goodwill recorded in our Paper segment, respectively.

Changes in the carrying amount of our goodwill are as follows (dollars in millions):

Goodwill
Balance at January 1, 2020	$918.7
Impairment of Paper segment	(55.2)
Balance at June 30, 2020	$863.5

Intangible Assets

Intangible assets are primarily comprised of customer relationships and trademarks and trade names. As a result of the triggering event described above, we also performed a recoverability test on our long-lived assets within the Paper segment, including long lived intangible assets, as of May 31, 2020. The recoverability test was based on forecasts of undiscounted cash flows. The results of the recoverability test indicated that the long lived assets within our Paper segment, inclusive of the long lived intangible assets, were 100% recoverable.

The weighted average remaining useful life, gross carrying amount, and accumulated amortization of our intangible assets were as follows (dollars in millions):

	June 30, 2020			December 31, 2019
	Weighted Average Remaining Useful Life (in Years)	Gross Carrying Amount	Accumulated Amortization	Weighted Average Remaining Useful Life (in Years)	Gross Carrying Amount	Accumulated Amortization
Customer relationships (a)	9.4	$503.8	$202.7	10.0	$503.8	$180.2
Trademarks and trade names	9.3	34.8	21.8	9.5	34.8	20.6
Other	1.6	4.3	3.5	2.1	4.3	3.3
Total intangible assets (excluding goodwill)	9.4	$542.9	$228.0	9.9	$542.9	$204.1

__________________

(a)

During the second quarter of 2020, the Company recorded a $4.5 million adjustment to decrease the remaining book value of the customer relationships intangible asset as a result of the closure of the San Lorenzo, California corrugated products facility.

During the six months ended June 30, 2020 and 2019, amortization expense was $23.9 million and $19.2 million, respectively.

10.	Accrued Liabilities

The components of accrued liabilities were as follows (dollars in millions):

	June 30,	December 31,
	2020	2019
Compensation and benefits	$108.5	$124.5
Customer volume discounts and rebates	25.7	27.9
Medical insurance and workers’ compensation	25.0	26.3
Franchise, property, sales and use taxes	22.9	15.3
Severance, retention, and relocation	9.7	3.5
Environmental liabilities and asset retirement obligations	4.8	5.6
Other	14.7	14.4
Total	$211.3	$217.5

11.	Debt

For the six months ended June 30, 2020 and 2019, cash payments for interest were $49.4 million and $45.8 million, respectively.

Included in interest expense, net is the amortization of financing costs, and, for 2019 only, the amortization of treasury lock settlements. The remaining balances of the treasury lock settlements were written off in connection with the debt refinancing completed in December 2019. For the three months ended June 30, 2020 and 2019, amortization of financing costs was $0.5 million and $0.7 million, respectively, and during the six months ended June 30, 2020 and 2019, amortization of financing costs was $1.0 million and $1.4 million, respectively. For the three and six months ended June 30, 2019, amortization of treasury lock settlements was $1.3 million and $2.6 million, respectively.

At June 30, 2020, we had $2,493.4 million of fixed-rate senior notes outstanding. The fair value of our fixed-rate debt was estimated to be $2,782.7 million. The difference between the book value and fair value is due to the difference between the period-end market interest rate and the stated rate of our fixed-rate debt. We estimated the fair value of our fixed-rate debt using quoted market prices (Level 2 inputs) within the fair value hierarchy, which is further defined in Note 2, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements in "Part II, Item 8. Financial Statements and Supplementary Data" of our 2019 Annual Report on Form 10-K.

For more information on our long-term debt and interest rates on that debt, see Note 11, Debt, of the Notes to Consolidated Financial Statements in "Part II, Item 8. Financial Statements and Supplementary Data" of our 2019 Annual Report on Form 10-K.
12.	Cash, Cash Equivalents, and Marketable Debt Securities

The following table shows the Company’s cash and available-for-sale (AFS) debt securities by major asset category at June 30, 2020 and December 31, 2019 (in millions):

	June 30, 2020
	Adjusted Cost Basis	Unrealized Gain	Unrealized Loss	Fair Value	Cash and Cash Equivalents	Short-Term Marketable Debt Securities	Long-Term Marketable Debt Securities
Cash and cash equivalents	$824.3	$—	$—	$824.3	$824.3	$—	$—
Level 1 (a):
Money market funds	29.0	—	—	29.0	29.0	—	—
U.S. Treasury securities	27.8	0.3	—	28.1	—	17.3	10.8
Subtotal	56.8	0.3	—	57.1	29.0	17.3	10.8
Level 2 (b):
Certificates of deposit	0.7	—	—	0.7	—	0.7	—
U.S. government agency securities	5.6	—	—	5.6	—	3.0	2.6
Corporate debt securities	88.1	0.7	—	88.8	—	65.9	22.9
Subtotal	94.4	0.7	—	95.1	—	69.6	25.5
Total	$975.5	$1.0	$—	$976.5	$853.3	$86.9	$36.3

	December 31, 2019
	Adjusted Cost Basis	Unrealized Gain	Unrealized Loss	Fair Value (c)	Cash and Cash Equivalents	Short-Term Marketable Debt Securities	Long-Term Marketable Debt Securities
Cash and cash equivalents	$675.6			$675.6	$675.6	$—	$—
Level 1 (a):
Money market funds	0.1	—	—	0.1	0.1	—	—
U.S. Treasury securities	27.1	—	—	27.1	3.1	11.5	12.5
Subtotal	27.2			27.2	3.2	11.5	12.5
Level 2 (b):
Certificates of deposit	3.9	—	—	3.9	—	3.9	—
Commercial paper	5.6	—	—	5.6	0.7	4.9	—
U.S. government agency securities	7.0	—	—	7.0	—	3.0	4.0
Corporate debt securities	106.2	—	—	106.2	—	64.6	41.6
Subtotal	122.7			122.7	0.7	76.4	45.6
Total	$825.5	$—	$—	$825.5	$679.5	$87.9	$58.1
(a)	Valuations based on quoted prices for identical assets or liabilities in active markets.
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

For the three and six months ended June 30, 2020, net realized gains and losses on the sales and maturities of certain marketable debt securities were insignificant.

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

As of June 30, 2020 and December 31, 2019, we do not consider any of our marketable debt securities to be other-than-temporarily impaired. Any impairment existing at June 30, 2020 or December 31, 2019 is not related to credit losses. Therefore, we have not recorded an allowance for credit losses related to our marketable debt securities. All unrealized gains and losses were recorded in OCI.

The following table provides information about the Company’s marketable debt securities that have been in a continuous loss position as of June 30, 2020 and December 31, 2019 (in millions, except number of marketable debt securities in a loss position):

	June 30, 2020			December 31, 2019
	Fair Value of Marketable Debt Securities	Number of Marketable Debt Securities in a Loss Position	Unrealized Losses (d)	Fair Value of Marketable Debt Securities	Number of Marketable Debt Securities in a Loss Position	Unrealized Losses (d)
U.S. Treasury securities	$—	—	$—	$14.0	9	$—
U.S. government agency securities	—	—	—	0.8	1	—
Corporate debt securities	4.0	7	—	63.3	61	—
	$4.0	7	$—	$78.1	71	$—
(d)	Unrealized losses were insignificant for the periods ended June 30, 2020 and December 31, 2019.

13.	Employee Benefit Plans and Other Postretirement Benefits

The components of net periodic benefit cost for our pension plans were as follows (dollars in millions):

	Pension Plans
	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Service cost	$5.9	$6.2	$11.9	$12.3
Interest cost	10.0	11.7	19.9	23.5
Expected return on plan assets	(14.2)	(13.0)	(28.4)	(26.0)
Net amortization of unrecognized amounts
Prior service cost	1.1	1.6	2.2	3.1
Actuarial loss	2.7	1.7	5.3	3.5
Net periodic benefit cost	$5.5	$8.2	$10.9	$16.4

PCA makes pension plan contributions that are sufficient to fund its actuarially determined costs, generally equal to the minimum amounts required by the Employee Retirement Income Security Act (ERISA). From time to time, PCA may make additional discretionary contributions based on the funded status of the plans, tax deductibility, income from operations, and other factors. During the three and six months ended June 30, 2020 and 2019, payments to our nonqualified pension plans were insignificant. For the three and six months ended June 30, 2020, we made contributions of $7.2 million and $11.1 million, respectively, to our qualified pension plans. We made contributions of $3.9 million and $4.6 million to our qualified plans during the three and six months ended June 30, 2019, respectively. We expect to contribute at least the estimated required minimum contributions to our qualified plans of approximately $19.8 million in 2020.

For the three and six months ended June 30, 2020 and 2019, the net periodic benefit cost for our postretirement plans was insignificant.

14.	Share-Based Compensation

The Company has a long-term equity incentive plan, which allows for grants of restricted stock, performance awards, stock appreciation rights, and stock options to directors, officers, and employees, as well as others who engage in services for PCA. On February 25, 2020, our board of directors approved and, on May 5, 2020, our stockholders approved, the amendment and restatement of the plan. The amendment extended the plan’s term to May 5, 2030 and increased the number of shares of common stock available for issuance under the plan by 1,400,000 shares. The total number of shares authorized for past and future awards is 11,950,000 shares.

As of June 30, 2020, assuming performance units are measured at the target level of performance, 1.5 million shares were available for future grants under the current plan. Forfeitures are added back to the pool of shares of common stock available to be granted at a future date.

The following table presents restricted stock and performance unit award activity for the six months ended June 30, 2020:

	Restricted Stock		Performance Units
	Shares	Weighted Average Grant- Date Fair Value	Shares	Weighted Average Grant- Date Fair Value
Outstanding at January 1, 2020	716,952	$94.50	323,147	$96.56
Granted	204,960	94.25	120,285	99.16
Vested	(241,714)	71.82	(86,015)	70.81
Forfeitures	(3,666)	96.60	—	—
Outstanding at June 30, 2020	676,532	$102.52	357,417	$103.63

Compensation Expense

Our share-based compensation expense is recorded in "Selling, general, and administrative expenses." Compensation expense for share-based awards recognized in the Consolidated Statements of Income, net of forfeitures, was as follows (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Restricted stock	$5.6	$10.8	$13.6	$15.7
Performance units	2.1	0.9	4.2	2.9
Total share-based compensation expense	7.7	11.7	17.8	18.6
Income tax benefit	(1.9)	(3.0)	(4.5)	(4.7)
Share-based compensation expense, net of tax benefit	$5.8	$8.7	$13.3	$13.9

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

The unrecognized compensation expense for all share-based awards at June 30, 2020 was as follows (dollars in millions):

	June 30, 2020
	Unrecognized Compensation Expense	Remaining Weighted Average Recognition Period (in years)
Restricted stock	$32.6	3.1
Performance units	22.9	2.6
Total unrecognized share-based compensation expense	$55.5	2.9

15.	Stockholders' Equity

Dividends

During the six months ended June 30, 2020, we paid $149.7 million of dividends to shareholders. On May 5, 2020, PCA’s Board of Directors declared a regular quarterly cash dividend of $0.79 per share of common stock, which was paid on July 15, 2020 to shareholders of record as of June 15, 2020. The dividend payment was $74.9 million.

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

The Company did not repurchase any shares of its common stock under this authority during the three and six months ended June 30, 2020. At June 30, 2020, $193.0 million of the authorized amount remained available for repurchase of the Company’s common stock.

Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) (AOCI) by component were as follows (dollars in millions). Amounts in parentheses indicate losses:

	Foreign Currency Translation Adjustments	Unrealized Loss on Foreign Exchange Contracts	Unrealized Loss on Marketable Debt Securities	Unfunded Employee Benefit Obligations	Total
Balance at January 1, 2020	$(0.4)	$(0.2)	$—	$(158.9)	$(159.5)
Other comprehensive income before reclassifications, net of tax		—	0.7	—	0.7
Amounts reclassified from AOCI, net of tax	—	—	—	5.4	5.4
Balance at June 30, 2020	$(0.4)	$(0.2)	$0.7	$(153.5)	$(153.4)

Reclassifications out of AOCI were as follows (dollars in millions). Amounts in parentheses indicate expenses in the Consolidated Statements of Income:

	Amounts Reclassified from AOCI
	Three Months Ended June 30,		Six Months Ended June 30,
Details about AOCI Components	2020	2019	2020	2019
Unrealized loss on treasury locks, net (a)	$—	$(1.3)	$—	$(2.6)	See (a) below
	—	0.3	—	0.7	Tax benefit
	$—	$(1.0)	$—	$(1.9)	Net of tax

Unfunded employee benefit obligations (b)
Amortization of prior service costs	$(1.0)	$(1.5)	$(2.0)	$(3.0)	See (b) below
Amortization of actuarial losses	(2.6)	(1.6)	(5.2)	(3.3)	See (b) below
	(3.6)	(3.1)	(7.2)	(6.3)	Total before tax
	0.9	0.8	1.8	1.6	Tax benefit
	$(2.7)	$(2.3)	$(5.4)	$(4.7)	Net of tax

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

Our Paper segment has a long-standing commercial and contractual relationship with Office Depot, our largest customer in the paper business. This relationship exposes us to a significant concentration of business and financial risk. Our sales to Office Depot represent approximately 5% and 7% of our total Company sales revenue for both the six month periods ended June 30, 2020 and 2019, respectively, and approximately 44% and 51% of our Paper segment sales revenue for both of those periods, respectively. For full year 2019, sales to Office Depot represented 50% of our Paper segment sales. At June 30, 2020 and December 31, 2019, we had $34.0 million and $76.2 million of accounts receivable due from Office Depot, respectively, which represents 4% and 9% of our total Company accounts receivable, respectively.

17.	Transactions With Related Parties

Louisiana Timber Procurement Company, L.L.C. (LTP) is a variable-interest entity that is 50% owned by PCA and 50% owned by Boise Cascade Company (Boise Cascade). LTP procures sawtimber, pulpwood, residual chips, and other residual wood fiber to meet the wood and fiber requirements of PCA and Boise Cascade in Louisiana. PCA is the primary beneficiary of LTP and has the power to direct the activities that most significantly affect the economic performance of LTP. Therefore, we consolidate 100% of LTP in our financial statements in our Corporate and Other segment. The carrying amounts of LTP's assets and liabilities (which relate primarily to non-inventory working capital items) on our Consolidated Balance Sheets were $5.0 million at June 30, 2020 and $3.9 million at December 31, 2019. During the three months ended June 30, 2020 and 2019, we recorded $13.8 million and $21.4 million, respectively, and during the six months ended June 30, 2020 and 2019, we recorded $36.4 million and $41.4 million, respectively, of LTP sales to Boise Cascade in "Net Sales" in the Consolidated Statements of Income and approximately the same amount of expenses in "Cost of Sales".

During the three months ended June 30, 2020 and 2019, fiber purchases from related parties were $2.5 million and $4.4 million, respectively. Fiber purchases from related parties were $6.7 million and $8.8 million, respectively, during the six months ended June 30, 2020 and 2019. Most of these purchases related to chip and log purchases by LTP from Boise Cascade's wood products business. These purchases are recorded in "Cost of Sales" in the Consolidated Statements of Income.

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

Selected financial information by reportable segment was as follows (dollars in millions):

	Sales, net
Three Months Ended June 30, 2020	Trade	Intersegment	Total	Operating Income (Loss)
Packaging	$1,401.8	$8.1	$1,409.9	$197.6	(a)
Paper	123.3	—	123.3	(61.4)	(a)(b)
Corporate and Other	16.5	34.0	50.5	(20.1)
Intersegment eliminations	—	(42.1)	(42.1)	—
	$1,541.6	$—	$1,541.6	116.1
Non-operating pension income				0.6
Interest expense, net				(25.1)
Income before taxes				$91.6

	Sales, net
Three Months Ended June 30, 2019	Trade	Intersegment	Total	Operating Income (Loss)
Packaging	$1,497.8	$6.8	$1,504.6	$263.9
Paper	237.8	—	237.8	38.8
Corporate and Other	24.3	31.5	55.8	(22.3)
Intersegment eliminations	—	(38.3)	(38.3)	—
	$1,759.9	$—	$1,759.9	280.4
Non-operating pension expense				(2.0)
Interest expense, net				(22.4)
Income before taxes				$256.0

	Sales, net
Six Months Ended June 30, 2020	Trade	Intersegment	Total	Operating Income (Loss)
Packaging	$2,867.2	$10.2	$2,877.4	$397.5	(a)
Paper	340.7	—	340.7	(29.0)	(a)(b)
Corporate and Other	42.4	68.3	110.7	(43.3)
Intersegment eliminations	—	(78.5)	(78.5)	—
	$3,250.3	$—	$3,250.3	325.2
Non-operating pension income				1.1
Interest expense, net				(44.6)
Income before taxes				$281.7

	Sales, net
Six Months Ended June 30, 2019	Trade	Intersegment	Total	Operating Income (Loss)
Packaging	$2,968.6	$13.6	$2,982.2	$513.4	(c)
Paper	477.5	—	477.5	84.4	(c)
Corporate and Other	47.5	65.0	112.5	(42.0)
Intersegment eliminations	—	(78.6)	(78.6)	—
	$3,493.6	$—	$3,493.6	555.8
Non-operating pension expense				(4.1)
Interest expense, net				(46.4)
Income before taxes				$505.3

(a)

The three and six months ended June 30, 2020 include the following:

1. $20.4 million and $20.8 million, respectively, consisting of closure costs related to corrugated products facilities, substantially all of which relates to the previously announced closure of the San Lorenzo, California facility during the second quarter, partially offset by income related to the sale of a corrugated products facility.

2. $6.1 million and $6.9 million, respectively, of incremental, out-of-pocket costs related to COVID-19, including supplies, cleaning and sick pay.

(b)

During the second quarter of 2020, with the exacerbated deterioration in uncoated freesheet market conditions and the estimated impact on our Paper reporting unit arising from the COVID-19 pandemic, as well as projected future results of operations, we identified a triggering event indicating possible impairment of goodwill within our Paper reporting unit. The Company performed an interim quantitative impairment analysis as of May 31, 2020, and, based on the evaluation performed, we determined that goodwill was fully impaired for the Paper reporting unit and recognized a non-cash impairment charge of $55.2 million. See Note 9, Goodwill and Intangible Assets, for additional information.

(c)

The six months ended June 30, 2019 include $0.6 million of charges related to the second quarter 2018 discontinuation of uncoated free sheet and coated one-side grades at the Wallula, Washington mill associated with the conversion of the No. 3 paper machine to produce virgin kraft linerboard.

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

Guarantees and Indemnifications

We provide guarantees, indemnifications, and other assurances to third parties in the normal course of our business. These include tort indemnifications, product guarantees, environmental assurances, and representations and warranties in commercial agreements. At June 30, 2020, we are not aware of any material liabilities arising from any guarantee, indemnification, or financial assurance we have provided. If we determined such a liability was probable and subject to reasonable determination, we would accrue for it at that time.

DeRidder Mill Incident

On February 8, 2017, a tank located in the pulp mill at the Company's DeRidder, Louisiana facility exploded, resulting in three contractor fatalities and other injuries. The Company has been served with multiple lawsuits involving the decedents and other allegedly injured parties, alleging negligence on the part of the Company and claiming compensatory and punitive damages. The Company is vigorously defending these lawsuits. The Company believes that these suits are covered by its liability insurance policies, subject to an aggregate $1.0 million deductible, which has been satisfied in full as a result of settlement of various lawsuits and fees and expenses incurred by the Company. All pending lawsuits are in the early stages. Accordingly, the Company is unable to estimate a range of reasonable possible losses at this time.

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

Environmental Matters

On August 8, 2019, the EPA issued a notice of violation (NOV) alleging violations of the Clean Air Act, resulting from an inspection of our Wallula, Washington mill in September 2018. PCA denies the violations set forth in the NOV and has requested that the EPA’s Office of Air Quality Planning and Standards provide an applicability determination to clarify that the relevant operations of PCA have not violated the regulations at issue in the NOV. The EPA denied our request in 2020. We intend to vigorously defend any enforcement action and, on July 27, 2020, filed a petition with the EPA to reconsider its denial of our applicability determination and filed petitions in U.S. federal district court to review the agency’s denial of our applicability determination as well as the rule at issue. While we cannot predict with certainty the ultimate resolution of this matter, we believe that we have a meritorious position that our operations have not violated the Clean Air Act, that we have taken appropriate action to address the matters raised by the EPA in the NOV, and that this matter will not result in a material adverse effect on our financial condition, results of operations, or cash flows.

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

Overview

PCA is the third largest producer of containerboard products and the third largest producer of uncoated freesheet paper in North America. We operate six containerboard mills, two paper mills, and 93 corrugated products manufacturing plants. Our containerboard mills produce linerboard and corrugating medium, which are papers primarily used in the production of corrugated products. Our corrugated products manufacturing plants produce a wide variety of corrugated packaging products, including conventional shipping containers used to protect and transport manufactured goods, multi-color boxes and displays with strong visual appeal that help to merchandise the packaged product in retail locations, and honeycomb protective packaging. In addition, we are a large producer of packaging for meat, fresh fruit and vegetables, processed food, beverages, and other industrial and consumer products. We also manufacture and sell uncoated freesheet papers, including both commodity and specialty papers, which may have custom or specialized features such as colors, coatings, high brightness, and recycled content. We are headquartered in Lake Forest, Illinois and operate primarily in the United States.

This Item 2 is intended to supplement, and should be read in conjunction with, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2019 Annual Report on Form 10-K.

Executive Summary

Second quarter net sales were $1.54 billion in 2020 and $1.76 billion in 2019. We reported $57 million of net income, or $0.59 per diluted share, during the second quarter of 2020, compared to $194 million, or $2.04 per diluted share, during the same period in 2019. Net income included $75 million of expense for special items in the second quarter of 2020, compared to no income or expense for special items in 2019 (discussed below). Special items primarily included the non-cash goodwill impairment charge as described in Note 9, Goodwill and Intangible Assets, of the Condensed Notes to Unaudited Quarterly Consolidated Financial Statements in “Part I, Item 1. Financial Statements” of this Form 10-Q, charges related to the closure of the San Lorenzo, California corrugated products facility, and incremental costs to address the COVID-19 pandemic. Excluding special items, net income was $132 million, or $1.38 per diluted share, during the second quarter of 2020. The decrease was driven primarily by lower prices and mix in our Packaging and Paper segments, lower volumes in our Paper segment, and higher depreciation expense. These items were partially offset by lower operating costs, lower annual outage expenses, lower converting costs, lower freight expense, and other costs. PCA’s facilities have been permitted to continue to operate as “essential operations” during the COVID-19 pandemic. PCA did not experience significant disruptions in its operations as a result of the pandemic and has maintained adequate availability of its workforce and supply of raw materials and services. For additional detail on special items included in reported GAAP results, as well as segment income (loss) excluding special items, earnings before non-operating pension expense, interest, income taxes, and depreciation, amortization, and depletion (EBITDA), and EBITDA excluding special items, see “Item 2. Reconciliations of Non-GAAP Financial Measures to Reported Amounts.”

Packaging segment income from operations was $198 million in the second quarter of 2020, compared to $264 million in the second quarter of 2019. Packaging segment EBITDA excluding special items was $313 million in the second quarter of 2020 compared to $349 million in the second quarter of 2019. The decrease in EBITDA excluding special items was due primarily to lower prices and mix, partially offset by lower operating and converting costs, lower annual outage expenses, and lower freight and logistic expenses. Demand for our Packaging products remained strong in the second quarter. We cannot predict the future impact of the pandemic on our packaging operations, economic and operating conditions affecting our packaging business or demand for our packaging products.

Paper segment loss from operations was $61 million in the second quarter of 2020, compared to income of $39 million in the second quarter of 2019. Paper segment EBITDA excluding special items was $5 million in the second quarter of 2020, compared to $48 million in the second quarter of 2019. The decrease in EBITDA excluding special items was due to lower sales and production volumes and lower prices and mix, partially offset by lower operating costs and lower annual outage expenses. Reported results in our Paper segment included the goodwill impairment charge described above. Sales were 48% lower than last year, as demand for our paper products has been affected by nationwide responses to address the COVID-19 pandemic, including school and office closures. Operations at our Jackson, Alabama paper mill were temporarily idled in late April and are expected to remain idled at least through the end of August.

Packaging segment income from operations was $398 million in the first six months of 2020, compared to $513 million in the same period in 2019. Packaging segment EBITDA excluding special items was $602 million in the first six months of 2020 compared to $682 million in the first six months of 2019. The decrease in EBITDA excluding special items was due primarily to lower prices and mix, partially offset by higher sales and production volumes, lower operating and converting costs, lower annual outage expense, and lower freight and logistic expenses.

Paper segment loss from operations was $29 million in the first six months of 2020, compared to income of $84 million in the first six months of 2019. Paper segment EBITDA excluding special items was $47 million in the first six months of 2020, compared to $103 million in the same period in 2019. The decrease in EBITDA excluding special items was due to lower sales and production volumes and lower prices and mix, partially offset by lower operating costs and lower annual outage expenses.

Special Items and Earnings per Diluted Share, Excluding Special Items

A reconciliation of reported earnings per diluted share to earnings per diluted share, excluding special items, for the three and six months ended June 30, 2020 and 2019 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Earnings per diluted share, as reported	$0.59	$2.04	$2.08	$4.02
Special items:
Goodwill impairment (a)	0.58	—	0.58	—
Facilities closure and other costs (b)	0.16	—	0.17	—
Incremental costs for COVID-19 (c)	0.05	—	0.05	—
Total special items	0.79	—	0.80	—
Earnings per diluted share, excluding special items	$1.38	$2.04	$2.88	$4.02

(a)

During the second quarter of 2020, with the exacerbated deterioration in uncoated freesheet market conditions and the estimated impact on our Paper reporting unit arising from the COVID-19 pandemic, as well as projected future results of operations, we identified a triggering event indicating possible impairment of goodwill within our Paper reporting unit. The Company performed an interim quantitative impairment analysis as of May 31, 2020, and, based on the evaluation performed, we determined that goodwill was fully impaired for the Paper reporting unit and recognized a non-cash impairment charge of $55.2 million.

(b)

For the three and six months ended June 30, 2020, includes $20.4 million and $20.8 million, respectively, of charges consisting of closure costs related to corrugated products facilities, substantially all of which relates to the previously announced closure of the San Lorenzo, California facility during the second quarter, partially offset by income related to the sale of a corrugated products facility.

(c)

For the three and six months ended June 30, 2020, includes $6.1 million and $6.9 million, respectively, of incremental, out-of-pocket costs related to the COVID-19 pandemic, including supplies, cleaning and sick pay.

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

Industry and Business Conditions

Trade publications reported North American industry-wide corrugated products shipments per work day were down 1.4% during the second quarter of 2020 compared to the same quarter of 2019. Reported industry containerboard production increased 3.0% compared to the second quarter of 2019. Reported industry containerboard inventories at the end of the second quarter of 2020 were approximately 2.5 million tons, flat compared to the same period in 2019. Reported containerboard export shipments were up 25.0% compared to the second quarter of 2019. Prices reported by trade publications decreased by $10 per ton for linerboard and $15 per ton for corrugating medium in January 2020; there were no additional price changes reported in the second quarter of 2020.

Trade publications reported North American uncoated freesheet paper shipments were down 32.3% in the second quarter of 2020, compared to the same quarter of 2019. Average prices reported by a trade publication for cut size office papers were lower by $17 per ton, or 1.5%, in the second quarter of 2020 compared to the first quarter of 2020, and lower by $65 per ton, or 5.7%, compared to the second quarter of 2019.

Results of Operations

Three Months Ended June 30, 2020, compared to Three Months Ended June 30, 2019

The historical results of operations of PCA for the three months ended June 30, 2020 and 2019 are set forth below (dollars in millions):

	Three Months Ended
	June 30,
	2020	2019	Change
Packaging	$1,409.9	$1,504.6	$(94.7)
Paper	123.3	237.8	(114.5)
Corporate and Other	50.5	55.8	(5.3)
Intersegment eliminations	(42.1)	(38.3)	(3.8)
Net sales	$1,541.6	$1,759.9	$(218.3)

Packaging	$197.6	$263.9	$(66.3)
Paper	(61.4)	38.8	(100.2)
Corporate and Other	(20.1)	(22.3)	2.2
Income from operations	$116.1	$280.4	$(164.3)
Non-operating pension income (expense)	0.6	(2.0)	2.6
Interest expense, net	(25.1)	(22.4)	(2.7)
Income before taxes	91.6	256.0	(164.4)
Income tax provision	(34.9)	(62.4)	27.5
Net income	$56.7	$193.6	$(136.9)
Non-GAAP Measures (a)
Net income excluding special items	$131.8	$193.6	$(61.8)
Consolidated EBITDA	224.4	376.2	(151.8)
Consolidated EBITDA excluding special items	299.0	376.2	(77.2)
Packaging EBITDA	293.6	348.6	(55.0)
Packaging EBITDA excluding special items	312.5	348.6	(36.1)
Paper EBITDA	(51.0)	48.2	(99.2)
Paper EBITDA excluding special items	4.7	48.2	(43.5)

(a)	See “Reconciliations of Non-GAAP Financial Measures to Reported Amounts” included in this Item 2 for a reconciliation of non-GAAP measures to the most comparable GAAP measure.

Net Sales

Net sales decreased $218 million, or 12.4%, to $1,542 million during the three months ended June 30, 2020, compared to $1,760 million during the same period in 2019.

Packaging. Net sales decreased $95 million, or 6.3%, to $1,410 million, compared to $1,505 million in the second quarter of 2019 due to lower containerboard and corrugated products prices and mix ($97 million), partially offset by higher containerboard and corrugated products volume ($2 million). In the second quarter of 2020, our domestic containerboard prices were 7.7% lower, while export prices were 15.4% lower, than the same period in 2019. In the second quarter of 2020, export and domestic containerboard outside shipments decreased 7.1% compared to the second quarter of 2019. Total corrugated products shipments were up 1.2% with the same number of workdays compared to the same period in 2019.

Paper. Net sales during the three months ended June 30, 2020 decreased $115 million, or 48.1%, to $123 million, compared to $238 million in the second quarter of 2019, due to decreased volume ($109 million) and lower prices and mix ($6 million), primarily related to the COVID-19 pandemic.

Gross Profit

Gross profit decreased $102 million during the three months ended June 30, 2020, compared to the same period in 2019. The decrease was driven primarily by lower prices and mix in our Packaging and Paper segments, and lower volumes in our Paper segment. These items were partially offset by lower operating costs, lower annual outage expenses, lower converting costs, lower freight expense, and other costs. In the three months ended June 30, 2020, gross profit included $6 million of special items for incremental out-of-pocket costs related to the COVID-19 pandemic, including supplies, cleaning and sick pay, and $3 million of accelerated depreciation associated with the closure of our San Lorenzo, California facility. There were no significant special items in the three months ended June 30, 2019.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses (“SG&A”) decreased $7 million during the three months ended June 30, 2020, compared to the same period in 2019. The decrease was primarily due to lower travel and entertainment expenses and employee compensation and fringes.

Goodwill Impairment

During the three months ended June 30, 2020, with the exacerbated deterioration in uncoated freesheet market conditions and the estimated impact on our Paper reporting unit arising from the COVID-19 pandemic, as well as projected future results of operations, we identified a triggering event indicating possible impairment of goodwill within our Paper reporting unit. The Company performed an interim quantitative impairment analysis as of May 31, 2020, and, based on the evaluation performed, we determined that goodwill was fully impaired for the Paper reporting unit and recognized a non-cash impairment charge of $55 million.

Other Expense, Net

Other expense, net, for the three months ended June 30, 2020 and 2019 are set forth below (dollars in millions):

	Three Months Ended
	June 30,
	2020	2019
Asset disposals and write-offs	$(5.0)	$(4.5)
Facilities closure and other costs	(13.3)	—
Wallula mill restructuring	—	—
Other	0.1	0.7
Total	$(18.2)	$(3.8)

We discuss these items in more detail in Note 5, Other Expense, Net, of the Condensed Notes to Unaudited Quarterly Consolidated Financial Statements in “Part I, Item 1. Financial Statements” of this Form 10-Q.

Income from Operations

Income from operations decreased $164 million, or 58.6%, during the three months ended June 30, 2020, compared to the same period in 2019. The second quarter of 2020 included $82 million of special items expense for Paper reporting unit goodwill impairment, facility closures, and incremental, out-of-pocket costs related to COVID-19, compared to no special items in the second quarter of 2019.

Packaging. Packaging segment income from operations decreased $66 million to $198 million, compared to $264 million during the three months ended June 30, 2019. The decrease related primarily to lower containerboard and corrugated products prices and mix ($83 million) and higher depreciation expense ($4 million), partially offset by lower operating and converting costs ($35 million), lower annual outage expense ($6 million), and lower freight expenses ($5 million). Special items during the second quarter of 2020 included $20 million of facility closure costs and $6 million of incremental, out-of-pocket costs related to COVID-19, compared to no special items in the Packaging segment in the second quarter of 2019.

Paper. Paper segment income from operations decreased $100 million to a loss of $61 million, compared to income of $39 million during the three months ended June 30, 2019. The decrease primarily related to lower sales and production volumes ($50 million), lower prices and mix ($6 million), partially offset by lower operating costs ($7 million), lower annual outage expenses ($7 million). Special items during the second quarter of 2020 included $55 million of goodwill impairment and $1 million of incremental, out-of-pocket costs related to COVID-19, compared to no special items in the Packaging segment in the second quarter of 2019.

Non-Operating Pension Expense, Interest Expense, Net and Income Taxes

Non-operating pension expense decreased $3 million during the three months ended June 30, 2020, compared to the same period in 2019. The decrease in non-operating pension expense was primarily related to the favorable 2019 asset performance, partially offset by assumption changes.

Interest expense, net increased $3 million during the three months ended June 30, 2020, compared to the same period in 2019. The increase in interest expense, net was primarily related to higher earnings on deferred compensation balances in the second quarter of 2020, lower interest income due to lower rates on invested cash balances in the second quarter of 2020, partially offset by no treasury lock amortization due to the write-off of the remaining balances of treasury locks in connection with the Company’s debt refinancing completed in December 2019.

During the three months ended June 30, 2020, we recorded $35 million of income tax expense, compared to $62 million of expense during the three months ended June 30, 2019. The effective tax rate for the three months ended June 30, 2020 and 2019 was 38.2% and 24.4%, respectively. The increase in our effective tax rate was primarily due to the nondeductible goodwill impairment charge associated with our Paper reporting unit slightly offset by the favorable impact of employee restricted stock and performance unit vests with higher excess tax benefits (ASU 2016-09) during the three months ended June 30, 2020 compared to June 30, 2019.

Six Months Ended June 30, 2020, compared to Six Months Ended June 30, 2019

The historical results of operations of PCA for the six months ended June 30, 2020 and 2019 are set forth below (dollars in millions):

	Six Months Ended
	June 30,
	2020	2019	Change
Packaging	$2,877.4	$2,982.2	$(104.8)
Paper	340.7	477.5	(136.8)
Corporate and Other	110.7	112.5	(1.8)
Intersegment eliminations	(78.5)	(78.6)	0.1
Net sales	$3,250.3	$3,493.6	$(243.3)

Packaging	$397.5	$513.4	$(115.9)
Paper	(29.0)	84.4	(113.4)
Corporate and Other	(43.3)	(42.0)	(1.3)
Income from operations	$325.2	$555.8	$(230.6)
Non-operating pension income (expense)	1.1	(4.1)	5.2
Interest expense, net	(44.6)	(46.4)	1.8
Income before taxes	281.7	505.3	(223.6)
Income tax provision	(83.4)	(124.9)	41.5
Net income	$198.3	$380.4	$(182.1)
Non-GAAP Measures (a)
Net income excluding special items	$274.3	$380.9	$(106.6)
Consolidated EBITDA	533.7	746.4	(212.7)
Consolidated EBITDA excluding special items	609.5	746.8	(137.3)
Packaging EBITDA	582.3	682.2	(99.9)
Packaging EBITDA excluding special items	602.3	682.4	(80.1)
Paper EBITDA	(9.1)	102.9	(112.0)
Paper EBITDA excluding special items	46.7	103.1	(56.4)

(a)	See “Reconciliations of Non-GAAP Financial Measures to Reported Amounts” included in this Item 2 for a reconciliation of non-GAAP measures to the most comparable GAAP measure.

Net Sales

Net sales decreased $243 million, or 7.0%, to $3,250 million during the six months ended June 30, 2020, compared to $3,494 million during the same period in 2019.

Packaging. Net sales decreased $105 million, or 3.5%, to $2,877 million, compared to $2,982 million in the six months ended June 30, 2019, due to lower containerboard and corrugated products prices and mix ($191 million), partially offset by higher containerboard and corrugated products volume ($86 million). In the first six months of 2020, our domestic containerboard prices were 7.8% lower, while export prices were 20.5% lower, than the same period in 2019. In the first six months of 2020, export and domestic containerboard outside shipments increased 2.7% compared to the first six months of 2019. Total corrugated products shipments were up 3.4% with one additional workday, and up 2.6% per day compared to the same period in 2019.

Paper. Net sales during the six months ended June 30, 2020 decreased $137 million, or 28.6%, to $341 million, compared to $478 million in the six months ended June 30, 2019, due to decreased volume ($126 million) and lower prices and mix ($12 million), primarily related to the COVID-19 pandemic.

Gross Profit

Gross profit decreased $159 million during the six months ended June 30, 2020, compared to the same period in 2019. The decrease was driven primarily by lower prices and mix in our Packaging and Paper segments, lower volume in our Paper segment, partially offset by higher volumes in our Packaging segment, lower operating and converting costs, lower annual outage expense, and lower freight and logistic expenses. In the six months ended June 30, 2020, gross profit included $7 million of special items for incremental out-of-pocket costs related to the COVID-19 pandemic, including supplies, cleaning and sick pay, and $3 million of accelerated depreciation associated with the closure of our San Lorenzo, California facility.  There were no significant special items in the six months ended June 30, 2019.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses (“SG&A”) decreased $2 million during the six months ended June 30, 2020, compared to the same period in 2019. The decrease was primarily due to lower employee compensation and fringes and travel and entertainment expenses.

Goodwill Impairment

During the six months ended June 30, 2020, with the exacerbated deterioration in uncoated freesheet market conditions and the estimated impact on our Paper reporting unit arising from the COVID-19 pandemic, as well as projected future results of operations, we identified a triggering event indicating possible impairment of goodwill within our Paper reporting unit. The Company performed an interim quantitative impairment analysis as of May 31, 2020, and, based on the evaluation performed, we determined that goodwill was fully impaired for the Paper reporting unit and recognized a non-cash impairment charge of $55 million.

Other Expense, Net

Other expense, net, for the six months ended June 30, 2020 and 2019 are set forth below (dollars in millions):

	Six Months Ended
	June 30,
	2020	2019
Asset disposals and write-offs	$(11.0)	$(8.8)
Facilities closure and other costs	(13.7)	—
Wallula mill restructuring	—	(0.4)
Other	(3.4)	(0.6)
Total	$(28.1)	$(9.8)

We discuss these items in more detail in Note 5, Other Expense, Net, of the Condensed Notes to Unaudited Quarterly Consolidated Financial Statements in “Part I, Item 1. Financial Statements” of this Form 10-Q.

Income from Operations

Income from operations decreased $231 million, or 41.5%, during the six months ended June 30, 2020, compared to the same period in 2019. The first six months of 2020 included $83 million of special items expense for Paper reporting unit goodwill impairment; incremental, out-of-pocket costs related to COVID-19; and facility closure costs, compared to less than $1 million of expense for special items related to Wallula Mill restructuring in the same period in 2019.

Packaging. Packaging segment income from operations decreased $116 million to $398 million during the first six months of 2020, compared to the same period last year. The decrease related primarily to lower containerboard and corrugated products prices and mix ($164 million) and higher depreciation expense ($9 million), partially offset by lower operating and converting costs ($51 million), higher sales and production volumes ($18 million), lower annual outage expenses ($7 million), and lower freight expenses ($7 million). Special items during the first six months of 2020 included $21 million of facility closure costs and $6 million of incremental, out-of-pocket costs related to COVID-19, compared to an insignificant amount of special items in the Packaging segment in the first six months of 2019.

Paper. Paper segment income from operations decreased $113 million to a loss of $29 million, compared to the six months ended June 30, 2019. The decrease primarily related to lower sales and production volumes ($54 million), lower prices and mix ($12 million), and higher freight and other expenses ($5 million), partially offset by lower operating costs ($10 million) and lower annual outage expenses ($2 million). Special items during the first six months of 2020 included $55 million of goodwill impairment and $1 million of incremental, out-of-pocket costs related to COVID-19. There were an insignificant amount of special items in the Paper segment in the first six months of 2019.

Non-Operating Pension Expense, Interest Expense, Net and Income Taxes

Non-operating pension expense decreased $5 million during the six months ended June 30, 2020, compared to the same period in 2019. The decrease in non-operating pension expense was primarily related to the favorable 2019 asset performance, partially offset by assumption changes.

Interest expense, net decreased $2 million during the six months ended June 30, 2020, compared to the same period in 2019. The decrease in interest expense, net was primarily related to no treasury lock amortization due to the write-off of the remaining balances of treasury locks in connection with the Company’s debt refinancing completed in December 2019 and lower earnings on deferred compensation balances in 2020, partially offset by higher interest rates on the notes issued in November 2019, net of interest on the notes redeemed in December 2019.

During the six months ended June 30, 2020, we recorded $83 million of income tax expense, compared to $125 million of expense during the six months ended June 30, 2019. The effective tax rate for the six months ended June 30, 2020 and 2019 was 29.6% and 24.7%, respectively. The increase in our effective tax rate was primarily due to the nondeductible goodwill impairment charge associated with our Paper reporting unit slightly offset by the favorable impact of employee restricted stock and performance unit vests with higher excess tax benefits (ASU 2016-09) during the six months ended June 30, 2020 compared to June 30, 2019.

Liquidity and Capital Resources

Sources and Uses of Cash

Our primary sources of liquidity are net cash provided by operating activities and available borrowing capacity under our revolving credit facility. At June 30, 2020, we had $853 million of cash and cash equivalents, $123 million of marketable debt securities, and $326 million of unused borrowing capacity under the revolving credit facility, net of letters of credit. Currently, our primary uses of cash are for operations, capital expenditures, acquisitions, debt service, common stock dividends, and repurchases of common stock. We believe that net cash generated from operating activities, cash on hand, available borrowings under our revolving credit facility, and available capital through access to capital markets will be adequate to meet our liquidity and capital requirements, including payments of any declared common stock dividends, for the foreseeable future. As our debt or credit facilities become due, we will need to repay, refinance, extend, or replace such debt or credit facilities. Our ability to do so will be subject to future economic conditions and financial, business, and other factors, many of which are beyond our control.

Below is a summary table of our cash flows, followed by a discussion of our sources and uses of cash through operating activities, investing activities, and financing activities (dollars in millions):

	Six Months Ended
	June 30,
	2020	2019	Change
Net cash provided by (used for):
Operating activities	$463.5	$538.4	$(74.9)
Investing activities	(128.8)	(172.8)	44.0
Financing activities	(160.9)	(157.7)	(3.2)
Net increase in cash and cash equivalents	$173.8	$207.9	$(34.1)

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

During the six months ended June 30, 2020, net cash provided by operating activities was $463 million, compared to $538 million in the same period in 2019, a decrease of $75 million. Cash from operations excluding changes in cash used for operating assets and liabilities decreased $127 million, primarily due to lower income from operations as discussed above. Cash increased by $52 million due to changes in operating assets and liabilities, primarily due to the following:

a)	a decrease in accounts receivables primarily due to a reduction in Paper segment sales resulting from the pandemic,
b)

a smaller decrease in accrued liabilities for 2020 compared to 2019 primarily related to lower payouts and higher accruals for employee compensation and benefits liabilities for the first half of 2020, and

c)

lower Federal and state income taxes paid in the first six months of 2020 compared to 2019, partially offset by a lower income tax provision in 2020 compared to 2019 due to lower income levels in 2020.

These favorable changes were partially offset by the following:

a)

a larger increase in inventory levels in 2020 compared to 2019 due to higher Paper segment finished goods levels in 2020 as a result of lower sales resulting from the pandemic, as well as an increase in 2020 fiber levels in the Packaging segment compared to 2019, and

b)	a larger decrease in accounts payable levels in 2020 compared to 2019 primarily due to the curtailment of the Jackson Mill in the second quarter of 2020.

Investing Activities

We used $129 million for investing activities during the six months ended June 30, 2020 compared to $173 million during the same period in 2019. We spent $151 million for internal capital investments during the six months ended June 30, 2020, compared to $171 million during the same period in 2019. We also received $23 million from redemptions of marketable debt securities, net of purchases during the six months ended June 30, 2020.

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

Financing Activities

During the six months ended June 30, 2020, net cash used for financing activities was $161 million, compared to $158 million during the same period in 2019. In the first six months of 2020 we paid $150 million of dividends compared with $149 million of dividends paid during the first six months of 2019.

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

Reconciliations of Non-GAAP Financial Measures to Reported Amounts

Income from operations excluding special items, net income excluding special items, EBITDA, and EBITDA excluding special items are non-GAAP financial measures. Management excludes special items, as it believes that these items are not necessarily reflective of the ongoing operations of our business. These measures are presented because they provide a means to evaluate the performance of our segments and our Company on an ongoing basis using the same measures that are used by our management, because these measures assist in providing a meaningful comparison between periods and because these measures are frequently used by investors and other interested parties in the evaluation of companies and the performance of their segments. Any analysis of non-GAAP financial measures should be done in conjunction with results presented in accordance with GAAP. The non-GAAP measures are not intended to be substitutes for GAAP financial measures and should not be used as such. Reconciliations of the non-GAAP measures to the most comparable measure reported in accordance with GAAP for the three and six months ended June 30, 2020 and 2019 follow (dollars in millions):

	Three Months Ended June 30,
	2020			2019
	Income before Taxes	Income Taxes	Net Income	Income before Taxes	Income Taxes	Net Income
As reported in accordance with GAAP	$91.6	$(34.9)	$56.7	$256.0	$(62.4)	$193.6
Special items:
Goodwill impairment (a)	55.2	—	55.2	—	—	—
Facilities closure and other costs (b)	20.4	(5.1)	15.3	—	—	—
Incremental costs for COVID-19 (b)	6.1	(1.5)	4.6	—	—	—
Total special items	81.7	(6.6)	75.1	—	—	—
Excluding special items	$173.3	$(41.5)	$131.8	$256.0	$(62.4)	$193.6

	Six Months Ended June 30,
	2020			2019
	Income before Taxes	Income Taxes	Net Income	Income before Taxes	Income Taxes	Net Income
As reported in accordance with GAAP	$281.7	$(83.4)	$198.3	$505.3	$(124.9)	$380.4
Special items:
Goodwill impairment (a)	55.2	—	55.2	—	—	—
Facilities closure and other costs (b)	20.8	(5.2)	15.6	—	—	—
Incremental costs for COVID-19 (b)	6.9	(1.7)	5.2	—	—	—
Wallula mill restructuring (c)	—	—	—	0.6	(0.1)	0.5
Total special items	82.9	(6.9)	76.0	0.6	(0.1)	0.5
Excluding special items	$364.6	$(90.3)	$274.3	$505.9	$(125.0)	$380.9

(a)	Includes $55.2 million of non-cash impairment charges related to the Paper reporting unit goodwill impairment.

(b)	The three and six months ended June 30, 2020 include the following:

1.

$20.4 million and $20.8 million, respectively, consisting of closure costs related to corrugated products facilities, substantially all of which relates to the previously announced closure of the San Lorenzo, California facility during the second quarter, partially offset by income related to the sale of a corrugated products facility.

2.	$6.1 million and $6.9 million, respectively, of incremental, out-of-pocket costs related to COVID-19, including supplies, cleaning and sick pay.

(c)

Includes $0.6 million of charges related to the second quarter 2018 discontinuation of uncoated free sheet and coated one-side grades at the Wallula, Washington mill associated with the conversion of the No. 3 paper machine to produce virgin kraft linerboard.

The following table reconciles net income to EBITDA and EBITDA excluding special items for the periods indicated (dollars in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net income	$56.7	$193.6	$198.3	$380.4
Non-operating pension (income) expense	(0.6)	2.0	(1.1)	4.1
Interest expense, net	25.1	22.4	44.6	46.4
Income tax provision	34.9	62.4	83.4	124.9
Depreciation, amortization, and depletion	108.3	95.8	208.5	190.6
EBITDA	$224.4	$376.2	$533.7	$746.4

Special items:
Goodwill impairment	55.2	—	55.2	—
Facilities closure and other costs	13.3	—	13.7	—
Incremental costs for COVID-19	6.1	—	6.9	—
Wallula mill restructuring	—	—	—	0.4
Total special items	74.6	—	75.8	0.4
EBITDA excluding special items	$299.0	$376.2	$609.5	$746.8

The following table reconciles segment income (loss) to EBITDA and EBITDA excluding special items for the periods indicated (dollars in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Packaging
Segment income	$197.6	$263.9	$397.5	$513.4
Depreciation, amortization, and depletion	96.0	84.7	184.8	168.8
EBITDA	293.6	348.6	582.3	682.2
Facilities closure and other costs	13.3	—	13.7	—
Incremental costs for COVID-19	5.6	—	6.3	—
Wallula mill restructuring	—	—	—	0.2
EBITDA excluding special items	$312.5	$348.6	$602.3	$682.4

Paper
Segment income	$(61.4)	$38.8	$(29.0)	$84.4
Depreciation, amortization, and depletion	10.4	9.4	19.9	18.5
EBITDA	(51.0)	48.2	(9.1)	102.9
Goodwill impairment	55.2	—	55.2	—
Incremental costs for COVID-19	0.5	—	0.6	—
Wallula mill restructuring	—	—	—	0.2
EBITDA excluding special items	$4.7	$48.2	$46.7	$103.1

Corporate and Other
Segment loss	$(20.1)	$(22.3)	$(43.3)	$(42.0)
Depreciation, amortization, and depletion	1.9	1.7	3.8	3.3
EBITDA	(18.2)	(20.6)	(39.5)	(38.7)
EBITDA excluding special items	$(18.2)	$(20.6)	$(39.5)	$(38.7)

EBITDA	$224.4	$376.2	$533.7	$746.4

EBITDA excluding special items	$299.0	$376.2	$609.5	$746.8

Market Risk and Risk Management Policies

PCA is exposed to the impact of interest rate changes and changes in the market value of its financial instruments. We periodically enter into derivatives to minimize these risks, but not for trading purposes. We were not a party to any derivatives-based arrangements at June 30, 2020. For a discussion of derivatives and hedging activities, see Note 16, Derivative Instruments and Hedging Activities, of the Notes to Consolidated Financial Statements in “Part II, Item 8. Financial Statements and Supplementary Data” of our 2019 Annual Report on Form 10-K.

At June 30, 2020, interest rates on 100% of PCA’s outstanding debt are fixed.

Off-Balance-Sheet Activities

The Company does not have any off-balance sheet arrangements as of June 30, 2020.

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

PCA has included in its 2019 Annual Report on Form 10-K a discussion of its critical accounting policies and estimates which require management’s most difficult, subjective, or complex judgments used in the preparation of its consolidated financial statements. PCA has not had any changes to these critical accounting estimates during the first six months of 2020.

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

Our actual results, performance or achievement could differ materially from those expressed in, or implied by, these forward-looking statements, and accordingly, we can give no assurances that any of the events anticipated by the forward-looking statements will transpire or occur, or if any of them do occur, what impact they will have on our results of operations or financial condition. Given these uncertainties, investors are cautioned not to place undue reliance on these forward-looking statements. We expressly disclaim any obligation to publicly revise any forward-looking statements that have been made to reflect the occurrence of events after the date hereof. For a discussion of other factors, risks and uncertainties that may affect our business, see Item 1A. Risk Factors included in our Annual Report on Form 10-K for the year ended December 31, 2019, as supplemented by Part II, Item 1A. Risk Factors included in our Quarterly Report on Form 10-Q for the first quarter of 2020.

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

Prior to filing this report, PCA completed an evaluation under the supervision and with the participation of PCA’s management, including PCA’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of PCA’s disclosure controls and procedures as of June 30, 2020. The evaluation of PCA’s disclosure controls and procedures included a review of the controls’ objectives and design, PCA’s implementation of the controls, and the effect of the controls on the information generated for use in this report. Based on this evaluation, PCA’s Chief Executive Officer and Chief Financial Officer concluded that PCA’s disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2020.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the most recent fiscal quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

The disclosure set forth under the caption "Legal Proceedings" in Note 19, Commitments, Guarantees, Indemnifications and Legal Proceedings, of the Condensed Notes to Unaudited Quarterly Consolidated Financial Statements in "Part I, Item 1. Financial Statements" of this Form 10-Q is incorporated herein by reference.

Item 1A.	RISK FACTORS

Except as disclosed in “Part II, Item IA. Risk Factors” of our Quarterly Report on Form 10-Q for the first quarter of 2020, which disclosure is incorporated by reference herein, there have been no material changes to the risk factors disclosed in “Part I, Item IA. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table presents information related to our repurchases of common stock made under repurchase plans authorized by PCA's Board of Directors, and shares withheld to cover taxes on vesting of equity awards, during the three months ended June 30, 2020:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in millions)
April 1-30, 2020	4,936	$82.20	—	$193.0
May 1-31, 2020	656	93.33	—	193.0
June 1-30, 2020	100,510	98.60	—	193.0
Total	106,102	$97.80	—	$193.0

(a)	All shares were withheld from employees to cover income and payroll taxes on equity awards that vested during the period.
Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS

Exhibit Number	Description

31.1	Certification of Chief Executive Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. †

31.2	Certification of Chief Financial Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. †

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document. †

101.SCH	Inline XBRL Taxonomy Extension Schema Document. †

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document. †

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document. †

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document. †

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document. †

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101). †

†	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Packaging Corporation of America

/s/ PAMELA A. BARNES
Pamela A. Barnes Senior Vice President, Finance and Controller

Date: August 6, 2020