Form 10-K
period 2020-12-31
PACKAGING CORP OF AMERICA
filed 2021-02-24
CIK 75677

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

At June 30, 2020, the last day of the Registrant's most recently completed second fiscal quarter, the aggregate market value of Registrant's common equity held by non-affiliates was approximately $9,321,915,008 based upon the closing sale price as reported on the New York Stock Exchange. This calculation of market value has been made for the purposes of this report only and should not be considered as an admission or conclusion by the Registrant that any person is in fact an affiliate of the Registrant.

On February 19, 2021, there were 94,828,214 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Specified portions of the Proxy Statement for the Registrant's 2021 Annual Meeting of Stockholders are incorporated by reference to the extent indicated in Part III of this Form 10-K.

PART I

Item 1.	BUSINESS

Packaging Corporation of America (“we,” “us,” “our,” “PCA,” or the “Company”) is the third largest producer of containerboard products and the third largest producer of uncoated freesheet (UFS) paper in North America. We operate six containerboard mills, two uncoated freesheet (UFS) paper mills, and 90 corrugated products manufacturing plants. We are headquartered in Lake Forest, Illinois and operate primarily in the United States.

We report in three reportable segments: Packaging, Paper and Corporate and Other. For segment financial information see Note 19, Segment Information, of the Notes to Consolidated Financial Statements in “Part II, Item 8, Financial Statements and Supplementary Data” of this Form 10-K.

During the fourth quarter of 2020, due to an increase in demand for our corrugated products and as part of our assessment of a potential conversion to produce containerboard, we began producing high-performance, virgin kraft linerboard on the No. 3 machine at our Jackson, Alabama mill on a trial basis. Before October 2020, operating results for the Jackson mill were included in the Paper segment. Beginning in October 2020, operating results for the Jackson mill are included in both the Packaging and Paper segments.

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

		First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Containerboard Production	2020	1,047	1,072	1,048	1,174	4,341
(thousand tons)	2019	1,037	1,063	1,070	1,079	4,249
	2018	953	1,020	1,087	1,021	4,081
Corrugated Shipments (BSF)	2020	15.3	15.1	16.0	16.4	62.8
	2019	14.5	14.9	15.1	14.9	59.4
	2018	14.4	15.1	14.8	14.6	58.9
UFS Production	2020	224	148	129	147	648
(thousand tons)	2019	239	236	236	236	947
	2018	279	252	239	247	1,017

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

During the year ended December 31, 2020, our Packaging segment produced 4.3 million tons of containerboard at our mills. Our corrugated products manufacturing plants sold 62.8 billion square feet (BSF) of corrugated products. The Packaging segment’s net sales to third parties totaled $5.9 billion in 2020.

Facilities

We manufacture containerboard, which includes a variety of performance and specialty grades, at six containerboard mills. Total annual containerboard capacity was approximately 4.3 million tons as of December 31, 2020. We also produce corrugated and protective packaging products at 90 manufacturing locations. The following provides more details of our operations:

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

We operate 90 corrugated manufacturing and protective packaging operations, a technical and development center, 10 regional design centers, a rotogravure printing operation, and a complement of packaging supplies and distribution centers. Of the 90 manufacturing facilities, 58 operate as combining operations, commonly called corrugated plants, which manufacture corrugated sheets and finished corrugated packaging products, 31 are sheet plants, which procure combined sheets and manufacture finished corrugated packaging products, and one is a corrugated sheet-only manufacturer.

Corrugated products plants tend to be located in close proximity to customers to minimize freight costs. Each of our plants serve a market radius of approximately 150 miles. Our sheet plants are generally located in close proximity to our larger corrugated plants, which enables us to offer additional services and converting capabilities such as small volume and quick turnaround items.

Major Raw Materials Used

Fiber supply. Fiber is the largest raw material cost to manufacture containerboard. We consume both wood fiber and recycled fiber in our containerboard mills. Our mill system has the capability to shift a portion of its fiber consumption between softwood, hardwood, and recycled sources. All of our mills can utilize virgin wood fiber and all of our mills, other than the Valdosta mill, can utilize some recycled fiber in their containerboard production. Our corrugated manufacturing operations generate recycled fiber as a by-product from the manufacturing process, which is consumed by our mills. In 2020, our usage of recycled fiber, net of internal generation, represents 17% of our containerboard production.

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

In 2020, our packaging mills consumed about 74 million MMBTUs of fuel to produce both steam and electricity. Of the 74 million MMBTUs consumed, about 63% was from mill generated by-products and 37% was from purchased fuels. Of the purchased fuels, 78% was from natural gas, 20% was from purchased wood waste and 2% was from other purchased fuels.

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

Customers

We sell containerboard and corrugated products to approximately 16,000 customers in approximately 33,000 locations. About 70% of our corrugated products sales are to regional and local accounts, which are broadly diversified across industries and geographic locations. The remaining 30% of our customer base consists primarily of national accounts that have multiple locations and are served by a number of PCA plants. No single customer exceeds 10% of segment sales.

The primary end-use markets in the United States for corrugated products are shown below as reported in the 2019 Fibre Box Association annual report:

Food, beverages, and agricultural products	45%
Retail and wholesale trade	22%
Paper and other products	14%
Chemical, plastic, and rubber products	10%
Miscellaneous manufacturing	9%

Competition

As of December 31, 2020, we were the third largest producer of containerboard products in North America, according to industry sources and our own estimates. According to industry sources, corrugated products are produced by about 450 U.S. companies operating approximately 1,200 plants. The primary basis for competition for most of our packaging products includes quality, service, price, product design, and innovation. Most corrugated products are manufactured to the customer’s specifications. Corrugated producers generally sell within a 150-mile radius of their plants and compete with other corrugated producers in their local region. Competition in our corrugated products operations tends to be regional, although we also face competition from competitors with significant national account presence.

On a national level, our primary competitors are International Paper Company, WestRock Company, Georgia-Pacific LLC, and Pratt Industries. However, with our strategic focus on regional and local accounts, we also compete with the smaller, local producers.

Paper

We are the third largest manufacturer of UFS in North America, according to industry sources and our own estimates. We manufacture and sell papers, including both commodity and specialty papers, which may have custom or specialized features such as colors, coatings, high brightness, and recycled content. Our papers consist of communication papers, including cut-size office papers, and printing and converting papers.

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

In 2020, our paper mills consumed about 19 million MMBTUs of fuel to produce both steam and electricity. Of the 19 million MMBTUs consumed, about 75% was from mill generated by-products and 25% was from purchased fuels. Of the purchased fuels, 89% was from natural gas and 11% from purchased wood waste.

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

Customers

We have over 100 customers in approximately 400 locations. These customers include office products distributors and retailers, paper merchants, and envelope and other converters. We have established long-term relationships with many of our customers. Office Depot, Inc. is our largest customer in the Paper segment. Effective January 1, 2020, we have a revised agreement with Office Depot in which we will continue to supply commodity and non-commodity office papers to Office Depot through December 31, 2022. Office Depot is not subject to a minimum volume commitment and is entitled to receive rebates for achieving certain volume thresholds. If the agreement is not renewed by the parties, Office Depot’s obligation to purchase paper would phase down over a two-year period beginning on January 1, 2023. In 2020, our sales revenue to Office Depot represented 45% of our Paper segment sales revenue and 5% of our consolidated sales revenue.

Competition

The markets in which our Paper segment competes are large and highly competitive. Commodity grades of UFS paper are globally traded, with numerous worldwide manufacturers, and as a result, these products compete primarily on the basis of price. All of our paper manufacturing facilities are located in the United States, and although we compete primarily in the domestic market, we do face competition from foreign producers. In 2016, as a result of a case brought by us and other domestic producers before United States international trade authorities, antidumping and countervailing duties at various levels were imposed on producers of uncoated freesheet papers produced in Australia, Brazil, China, Indonesia, and Portugal. These duties remain in effect and are subject to review in 2021. Other factors influencing competition from overseas producers include domestic and foreign demand and foreign currency exchange rates.

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

Human Capital

PCA’s success depends on a highly engaged, results-oriented workforce operating in an entrepreneurial culture. Our primary objective is to place the right people in the right roles, and empower them to succeed.

Safety is a core value at PCA and we believe that all accidents are preventable and an injury-free environment is achievable. We have implemented a robust occupational health and safety management system to assure accountability throughout the organization for safe work practices. Key components to our system include commitment from management, extensive training of employees, hazard identification and communication and regular safety audits.

During 2020, we were committed to conducting safe operations through the COVID-19 pandemic in accordance with the guidelines of the Center for Disease Control and applicable health and safety regulations. As PCA’s operations continued to operate as “essential businesses,” we adopted measures to protect the health and safety of our employees, including social distancing practices, health screening procedures, enhanced sanitation procedures and enhanced absence pay policies. These practices will continue into 2021 as the effects of the pandemic continue. PCA did not experience significant disruptions in its operations as a result of the pandemic and has maintained adequate availability of its workforce and supply of raw materials and services to continue to serve its customers.

We have extensive recruiting, training and development programs designed to attract and retain a highly talented workforce aligned with our objectives to relentlessly serve our customers and achieve operational excellence throughout our organization. As demand for qualified personnel is increasing, we are expanding our efforts in these critical areas along with efforts to continue to develop, promote and maintain a diverse workforce with a culture and an environment of respect and inclusion. These principles are designed to develop and promote strong and increasing engagement of all PCA employees.

As of December 31, 2020, we had approximately 15,200 employees, including 4,500 salaried and 10,700 hourly employees. Approximately 62% of our hourly employees worked pursuant to collective bargaining agreements. The majority of our unionized employees are represented by the United Steel Workers (USW), the International Brotherhood of Teamsters (IBT), the International Association of Machinists (IAM), and the Association of Western Pulp and Paper Workers (AWPPW). We are currently in negotiations to renew or extend union contracts that have recently expired or are expiring in the near future. During 2020, we experienced no work stoppages, and we believe we have satisfactory labor relations with our employees.

Regulatory and Environmental Matters

A discussion of the financial impact of our compliance with environmental laws is presented under the caption “Regulatory and Environmental Matters” in “Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K.

Executive Officers of the Registrant

Brief statements setting forth the age at February 24, 2021, the principal occupation, employment during the past five years, the year in which such person first became an officer of PCA, and other information concerning each of our executive officers appears below.

Mark W. Kowlzan, 65, Chairman and Chief Executive Officer - Mr. Kowlzan has served as PCA's Chairman since January 2016 and as Chief Executive Officer and a director since July 2010. From 1998 through June 2010, Mr. Kowlzan led the company’s containerboard mill system, first as Vice President and General Manager and then as Senior Vice President - Containerboard. From 1996 through 1998, Mr. Kowlzan served in various senior mill-related operating positions with PCA and Tenneco Packaging, including as manager of the Counce linerboard mill. Prior to joining Tenneco Packaging, Mr. Kowlzan spent 15 years at International Paper Company, a global paper and packaging company, where he held a series of operational and managerial positions within its mill organization. Mr. Kowlzan is a member of the board of American Forest and Paper Association.

Thomas A. Hassfurther, 65, Executive Vice President - Corrugated Products - Mr. Hassfurther has served as Executive Vice President - Corrugated Products of PCA since September 2009. From February 2005 to September 2009, Mr. Hassfurther served as Senior Vice President - Sales and Marketing, Corrugated Products. Prior to this he held various senior-level management and sales positions at PCA and Tenneco Packaging. Mr. Hassfurther joined the company in 1977.

Robert P. Mundy, 59, Executive Vice President and Chief Financial Officer - Mr. Mundy has served as Executive Vice President and Chief Financial Officer since May 2019. Mr. Mundy previously served as PCA’s Senior Vice President and Chief Financial Officer from 2015 to 2019. He previously served as Senior Vice President and Chief Financial Officer of Verso Corporation, a leading North American supplier of coated papers to catalog and magazine publishers, from 2006 to June 2015. Verso Corporation filed for Chapter 11 bankruptcy in January 2016. Prior to that, he worked at International Paper Company, from 1983 to 2006, where he was Director of Finance of the Coated and Supercalendered Papers division from 2002 to 2006, Director of Finance Projects from 2001 to 2002, Controller of Masonite Corporation from 1999 to 2001, and Controller of the Petroleum and Minerals business from 1996 to 1999. He served in various business positions at International Paper from 1983 to 1996.

Pamela A. Barnes, 56, Senior Vice President – Finance and Controller - Ms. Barnes has served as Senior Vice President – Finance and Controller since May 2019. Ms. Barnes previously served as a Vice President in PCA’s finance organization from 2012 to 2019. After joining the company in 1992, she has held various positions of increasing responsibility, including serving as PCA’s Treasurer since 1999. Before joining PCA, Ms. Barnes worked for Deloitte & Touche.

Charles J. Carter, 61, Senior Vice President - Containerboard Mill Operations - Mr. Carter has served as Senior Vice President - Containerboard Mill Operations since July 2013. Prior to this, he served as Vice President – Containerboard Mill Operations since January 2011. From March 2010 to January 2011, Mr. Carter served as PCA’s Director of Papermaking Technology. Prior to joining PCA in 2010, Mr. Carter spent 28 years with various pulp and paper companies in managerial and technical positions of increasing responsibility, most recently as Vice President and General Manager of the Calhoun, Tennessee mill of Abitibi Bowater from 2007 to 2010 and as manager of SP Newsprint’s Dublin, Georgia mill from 1999 to 2007.

Jeff S. Kaser, 55, Senior Vice President – Corrugated Products - Mr. Kaser has served as Senior Vice President — Corrugated Products since May 2020. Prior to this, he served as Vice President and Area General Manager of PCA’s Midwest Area, Mid-Atlantic Area and Pennsylvania Region. Mr. Kaser joined PCA in 1987 and has also held plant positions in sales, sales management and general management.

Kent A. Pflederer, 50, Senior Vice President, General Counsel and Secretary - Mr. Pflederer has served as Senior Vice President, General Counsel and Corporate Secretary since January 2013 and has led our legal department since June 2007. Prior to joining PCA, Mr. Pflederer served as Senior Counsel, Corporate and Securities, at Hospira, Inc. from 2004 to 2007 and served in the corporate and securities practice at Mayer Brown, LLP from 1996 to 2004.

Bruce A. Ridley, 65, Senior Vice President – Environmental Health and Safety and Operational Services - Mr. Ridley has served as Senior Vice President – Environmental Health and Safety and Operational Services since May 2019. Mr. Ridley previously served as Vice President of Operations from 2012 to 2019 and at PCA’s Tomahawk, Wisconsin containerboard mill as the Operations Manager and Mill Manager from 1999 to 2011. Before joining PCA, he held several positions of increasing responsibility at multiple locations during his 19 years with International Paper Co. and two years with Champion International.

Robert A. Schneider, 55, Senior Vice President and Chief Information Officer - Mr. Schneider has served as Senior Vice President and Chief Information Officer since May 2019. He previously served as Vice President and Chief Information Officer from 2000 to 2019. Mr. Schneider joined the company in 1989 and has held various management and other positions of increasing responsibility in information systems for PCA.

D. Ray Shirley, 49, Senior Vice President – Corporate Engineering and Process Technology - Mr. Shirley has served as PCA’s Senior Vice President – Corporate Engineering and Process Technology since May 2019. Mr. Shirley previously served as PCA’s Vice President – Containerboard Mills Engineering and Process Technology from 2012 to 2019 and as Mill Manager at PCA’s Counce, Tennessee containerboard mill from 2010 to 2012. He has served in various management roles within the company, including the Operations Manager at the Filer City, Michigan containerboard mill. Before joining PCA in 1996, Mr. Shirley worked for Georgia-Pacific Corporation.

Thomas W.H. Walton, 61, Senior Vice President - Sales and Marketing, Corrugated Products - Mr. Walton has served as Senior Vice President - Sales and Marketing, Corrugated Products since October 2009. Prior to this, he served as a Vice President and Area General Manager within the Corrugated Products Group since 1998. Mr. Walton joined the company in 1981 and has also held positions in production, sales, and general management.

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

Risks Related to the COVID-19 Pandemic

The future effect of the COVID-19 pandemic on our operations is uncertain. On March 11, 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. Since that time, federal, state and local authorities have taken measures to control the outbreak of COVID-19 in the United States, where we primarily operate. These measures have included travel bans and restrictions, quarantines and shelter in place orders. Due to the importance of our products to the continued distribution of food, beverage and other necessities, our operating facilities have been permitted to remain in operation and we have not experienced material disruptions in operations to date. Despite the spread of the virus in the United States, we have maintained sufficient workforce availability as well as adequate supply of raw materials and necessary services to continue operating without material disruption. However, the impact of the further spread of the virus and the measures to control the spread of the virus are uncertain and may materially restrict or hinder our ability to operate our facilities due to measures we may need to take to assure the health and safety of our employees, lack of available workforce, disruptions in the supply of key materials and services or restrictions due to governmental actions. We cannot assure you as to the timing and effectiveness of vaccination efforts on the control of spread of the virus. If our operations are hindered or restricted, we may not be able to serve our customers, which could have a material adverse effect on our business, financial condition and results of operations.

The pandemic resulting from the COVID-19 outbreak, and measures to control the outbreak, are having a negative impact on domestic economic activity, which could adversely affect demand for our products and our business, financial condition and results of operations. Many businesses in the United States have been required to cease or curtail operations and workers have been laid off or furloughed, and have slowed down economic activity. The severity and duration of the impact on the economy will depend on the future spread of the outbreak, future measures by governmental authorities to control the outbreak, the timing and effectiveness of vaccination efforts, the timing and manner in which normal social and business activities are permitted to resume and the effectiveness of governmental efforts to mitigate the economic effect of the outbreak, all of which are highly uncertain.

We have experienced significantly lower demand for our uncoated freesheet paper products, due to economic conditions, office closings and school shutdowns associated with the COVID-19 pandemic, which harmed the performance of our Paper segment. Our Jackson, Alabama mill was idled for the majority of the second and third quarters of 2020 and began to produce containerboard for the Packaging segment on a trial basis during the fourth quarter. While we have not experienced lower demand for our containerboard and corrugated packaging products to date, the effect of the pandemic on economic conditions affecting our business and future demand is uncertain. It is uncertain whether, to what extent and for what period of time current favorable demand conditions in the Packaging segment will continue. With the uncertainty of economic conditions, we are unable to determine the impact on our future operating and financial performance. A prolonged period of lower earnings and reduced cash flow could adversely affect our ability to fund operations, capital requirements, and common stock dividend payments and access capital markets.

Risks Related to our Operations, Business and Industry

Industry Cyclicality - Changes in the prices of our products could materially affect our financial condition, results of operations, and liquidity. Macroeconomic conditions and fluctuations in industry capacity can create changes in prices, sales volumes, and margins for most of our products, particularly commodity grades of packaging and paper products. Prices for all of our products are driven by many factors, including demand for our products, industry capacity and decisions made by other producers with respect to capacity and production, and other competitive conditions in our industry. These factors are affected by general global and domestic economic conditions. We have little influence over the timing and extent of price changes of our products, which may be unpredictable and volatile. In addition, as many of our customer contracts include price adjustment provisions based upon published index prices for containerboard or certain grades of UFS papers, our selling prices are influenced by index levels published by trade publications. Changes in how these index levels are determined or maintained may affect our sales prices. If supply exceeds demand, industry operating conditions deteriorate or other factors result in lower prices for our products, our earnings and operating cash flows would be harmed.

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

The availability and cost of recycled fiber depends heavily on recycling rates and the domestic and global demand for recycled products. We purchase recycled fiber for use at five of our six containerboard mills and both paper mills. In 2020, we purchased approximately 725,000 tons of recycled fiber, net of the recycled fiber generated by our corrugated box plants. The amount of recycled fiber purchased each year varies based upon production and the prices of both recycled fiber and wood fiber.

Periods of supply and demand imbalance have created significant price volatility. Periods of higher recycled fiber costs and unusual price volatility have occurred in the past, including during 2020 as demand for domestic recycled fiber from Chinese producers continued to remain low. Prices for recycled fiber may continue to fluctuate significantly in the future, which could result in higher costs and lower earnings. A $10 per ton price increase in recycled fiber for our containerboard mills would result in approximately $7 million of additional expense based on 2020 consumption.

Cost of Purchased Fuels and Chemicals - An increase in the cost of purchased fuels and chemicals could lead to higher manufacturing costs, resulting in reduced earnings. We have the ability to use various types of purchased fuels in our manufacturing operations, including natural gas, bark, and other purchased fuels. Fuel prices, in particular prices for oil and natural gas, have fluctuated in the past. New and more stringent environmental regulations may discourage, reduce the availability of, or make more expensive, the use of certain fuels, particularly coal and fossil fuels. In addition, costs for key chemicals used in our manufacturing operations also fluctuate. These fluctuations impact our manufacturing costs and result in earnings volatility. If fuel and chemical prices rise, our production costs and transportation costs will increase and cause higher manufacturing costs and reduced earnings if we are unable to recover such increases through higher prices of our products. A $0.10 per million MMBTU increase in natural gas prices would result in approximately $3 million of additional expense, based on 2020 usage.

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

In 2020, sales to Office Depot represented 45% of our Paper segment sales and 5% of our consolidated sales. If these sales are reduced, including if we are unable to renew the agreement at historical volume levels, we would need to find new customers. We may not be able to fully replace any lost sales, and any new sales may be at lower prices or higher costs. Any significant deterioration in the financial condition of Office Depot affecting its ability to pay or any other change that makes Office Depot less willing to purchase our products will harm our business and results of operations.

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

Financial Risks

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

In 2020, our total company costs including cost of sales (COS) and selling, general, and administrative expenses (SG&A) was $5.8 billion, and excluding non-cash costs (depreciation, depletion and amortization, pension and postretirement expense, and share-based compensation expense) was $5.4 billion. A 1% increase in COS and SG&A costs would increase costs by $58 million and cash costs by $54 million.

Debt obligations - Our debt service obligations may reduce our operating flexibility. At December 31, 2020, we had $2.5 billion of debt outstanding and a $326.3 million undrawn revolving credit facility, after deducting letters of credit. All debt is comprised of fixed-rate senior notes. We and our subsidiaries are not restricted from incurring, and may incur, additional indebtedness in the future.

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

Information regarding our principal operating facilities, the segments that use those facilities, and a map of geographical locations is presented in “Part I, Item 1. Business” of this Form 10-K. We assess the condition and capacity of our manufacturing, distribution, and other facilities needed to meet our operating requirements. Our properties have been generally well maintained and are in good operating condition. In general, our facilities have sufficient capacity and are adequate for our production and distribution requirements.

We currently own buildings and land for six containerboard mills and two paper mills. Additionally, we have 90 corrugated manufacturing operations, of which the buildings and land for 52 are owned, including 44 combining operations, or corrugated plants, one corrugated sheet-only manufacturer, and seven sheet plants. We lease the buildings for 14 corrugated plants and 24 sheet plants. We own warehouses and miscellaneous other properties, including sales offices and woodlands management offices. We lease space for regional design centers and numerous other distribution centers, warehouses, and facilities. The equipment in these leased facilities is, in virtually all cases, owned by us, except for forklifts and other rolling stock, which are generally leased.

We lease the cutting rights to approximately 71,000 acres of timberland located near our Valdosta mill (64,000 acres) and our Counce mill (7,000 acres). On average, these cutting rights agreements have terms with approximately 17 years remaining.

We own our corporate headquarters building, which is located in Lake Forest, Illinois.

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

Stockholders

On February 19, 2021, there were 109 holders of record of our common stock.

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

The Company did not repurchase any shares of its common stock under this authority during the years ended December 31, 2020, 2019, and 2018. As of December 31, 2020, we are authorized to repurchase $193.0 million of the Company’s common stock.

Pursuant to its equity incentive plan, the Company withholds shares from vesting employee equity awards to cover employee tax liabilities. Total shares withheld in 2020 were 107,627 to cover $10.5 million in employee tax liabilities. Total shares withheld in 2019 were 87,668 to cover $8.2 million of employee tax liabilities. Total shares withheld in 2018 were 69,255 for $7.9 million in employee tax liabilities.

The following table presents information related to our repurchases of common stock made under repurchase plans authorized by PCA's Board of Directors, and shares withheld to cover taxes on vesting of equity awards, during the three months ended December 31, 2020:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in millions)
October 1-31, 2020	40	$118.70	—	$193.0
November 1-30, 2020	—	—	—	193.0
December 1-31, 2020	—	—	—	193.0
Total	40	$118.70	—	$193.0

(a)	40 shares were withheld from employees to cover income and payroll taxes on equity awards that vested during the period.

Performance Graph

The graph below compares PCA’s cumulative 5-year total shareholder return on common stock with the cumulative total returns of the S&P 500 index; the S&P Midcap 400 index; and a customized peer group of three companies that includes: International Paper Company, WestRock Company, and Domtar Corporation. The graph tracks the performance of a $100 investment (including the reinvestment of all dividends) in our common stock, in each index, and in each peer group's common stock from December 31, 2015 through December 31, 2020. The stock price performance included in this graph is not necessarily indicative of future stock price performance.

	Cumulative Total Return
	December 31,
	2015	2016	2017	2018	2019	2020
Packaging Corporation of America	$100.00	$139.09	$202.37	$143.96	$199.16	$253.47
S&P 500	100.00	111.96	136.40	130.42	171.49	203.04
S&P Midcap 400	100.00	120.74	140.35	124.80	157.49	179.00
Peer Group	100.00	136.61	163.30	111.72	132.91	144.12

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

	Year Ended December 31,
	2020	2019	2018	2017	2016
Statement of Income Data (a):
Net sales	$6,658.2	$6,964.3	$7,014.6	$6,444.9	$5,779.0
Net income	461.0	696.4	738.0	668.6	449.6
Net income per common share:
— basic	4.86	7.36	7.82	7.09	4.76
— diluted	4.84	7.34	7.80	7.07	4.75
Weighted average common shares outstanding:
— basic	94.1	93.8	93.7	93.5	93.5
— diluted	94.4	94.1	93.9	93.7	93.7
Cash dividends declared per common share	3.37	3.16	3.00	2.52	2.36
Balance Sheet Data (a):
Total assets	$7,433.2	$7,235.8	$6,569.7	$6,197.5	$5,777.0
Total long-term obligations (b)	2,495.4	2,494.3	2,502.7	2,650.7	2,667.4
Stockholders' equity	3,246.3	3,071.0	2,672.4	2,182.6	1,759.8

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

Net income and net income per common share are impacted by a lower U.S. corporate federal statutory income tax rate of 21% in 2020, 2019, and 2018 and 35% in all prior years presented in this table. In addition, both 2018 and 2017 include a tax benefit of $2.0 million and $122.1 million, respectively, related to the enactment in December 2017 of the Tax Cuts and Jobs Act (H.R.1). See Note 7, Income Taxes, for more information.

(b)	Includes long-term debt and finance lease obligations.

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of historical results of operations and financial condition should be read in conjunction with the audited financial statements and the notes thereto which appear elsewhere in this Form 10-K. This discussion includes forward-looking statements regarding our expectations with respect to our future performance, liquidity, and capital resources. Such statements, along with any other non-historical statements in the discussion, are forward-looking. See our discussion regarding forward-looking statements included under “Part I, Item 1A. Risk Factors” of this Form 10-K. For our discussion and analysis of our results of operations, financial condition and cash flows for the year ended December 31, 2018, the earliest of the years presented in the accompanying audited financial statements included in Item 8 herein, please refer to our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the Securities and Exchange Commission on February 26, 2020. Such information is presented in Item 7 of such report under the subcaptions “Results of Operations —Year Ended December 31, 2019, Compared with Year Ended December 31, 2018” and “Liquidity and Capital Resources” and is incorporated by reference herein.

Overview

PCA is the third largest producer of containerboard products and the third largest producer of uncoated freesheet paper in North America. We operate six containerboard mills, two paper mills, and 90 corrugated products manufacturing plants. Our containerboard mills produce linerboard and corrugating medium, which are papers primarily used in the production of corrugated products. Our corrugated products manufacturing plants produce a wide variety of corrugated packaging products, including conventional shipping containers used to protect and transport manufactured goods, multi-color boxes and displays with strong visual appeal that help to merchandise the packaged product in retail locations, and honeycomb protective packaging. In addition, we are a large producer of packaging for meat, fresh fruit and vegetables, processed food, beverages, and other industrial and consumer products. We also manufacture and sell UFS papers, including both commodity and specialty papers, which may have custom or specialized features such as colors, coatings, high brightness, and recycled content. We are headquartered in Lake Forest, Illinois and operate primarily in the United States.

Executive Summary

Net sales were $6.66 billion for the year ended December 31, 2020 and $6.96 billion in 2019. We reported $461 million of net income, or $4.84 per diluted share, in 2020, compared to $696 million, or $7.34 per diluted share, in 2019. Net income included $89 million of expense for special items in 2020, compared to $29 million of expense for special items in 2019. Special items in both periods are described later in this section. Excluding special items, we recorded $550 million of net income, or $5.78 per diluted share, in 2020, compared to $726 million, or $7.65 per diluted share, in 2019. The decrease was driven primarily by lower prices and mix in our Packaging and Paper segments, lower volumes in our Paper segment, higher freight and logistic expense, and higher annual outage expense, partially offset by higher volumes in our Packaging segment, and lower operating and converting costs. For additional detail on special items included in reported GAAP results, as well as segment income (loss) excluding special items, earnings before non-operating pension expense, interest, income taxes, and depreciation, amortization, and depletion (EBITDA), and EBITDA excluding special items, see “Item 7. Reconciliations of Non-GAAP Financial Measures to Reported Amounts.” PCA ended the year with $1.1 billion of cash and marketable debt securities and, including borrowing availability under its revolving credit facility, $1.4 billion in liquidity.

The Company was committed to conducting safe operations through the COVID-19 pandemic during the year in adherence with the guidelines of the Center for Disease Control and applicable health and safety regulations. As PCA’s operations continued to operate as “essential businesses,” we adopted measures to protect the health and safety of our employees, including social distancing practices, enhanced sanitation procedures and modified absence pay policies. These practices will continue into 2021 as the effects of the pandemic continue. PCA did not experience significant disruptions in its operations as a result of the pandemic and has maintained adequate availability of its workforce and supply of raw materials and services to continue to serve its customers.

Packaging segment income from operations was $830 million in 2020, compared to $963 million in 2019. Packaging segment EBITDA excluding special items was $1,229 million in 2020, compared to $1,310 million in 2019. The decrease was driven primarily by lower containerboard and corrugated prices and mix, partially offset by higher sales and production volumes, lower operating and converting costs, lower annual outage expense, and lower freight and logistic expenses. Demand for Packaging segment products remained strong throughout the year, with our corrugated products shipments up 5.8% over 2019 (an increase of 5.4% on a per day basis as 2020 had one more operating day than 2019) and is expected to remain strong into the first quarter of 2021. We notified our customers of increased prices on our containerboard and corrugated products during the fourth quarter of 2020. We expect to incur some inflation in freight, labor, energy and fiber costs into the first quarter of 2021.

Paper segment loss from operations was $20 million in 2020, compared to income of $175 million in 2019. Paper segment EBITDA excluding special items was $73 million in 2020, compared to $213 million in 2019. The decrease was due primarily to lower sales and production volumes, lower paper prices and mix, higher annual outage expense, and higher freight and logistic expenses, partially offset by lower operating costs. Sales were 30% lower than last year, as demand for our paper products has continued to be negatively affected by the COVID-19 pandemic due to office and school closures. As described in Note 8, Goodwill and Intangible Assets included in Item 8 of this Annual Report on Form 10-K, we incurred a charge of $55.2 million during the year associated with the full impairment of goodwill within the Paper segment.

Operations at our Jackson, Alabama mill were idled for the majority of the second and third quarters of 2020. During the fourth quarter of 2020, due to an increase in demand for our corrugated products and as part of our assessment of a potential conversion to produce containerboard, we began producing high-performance, virgin kraft linerboard on the No. 3 machine at our Jackson mill. Before October 2020, operating results for the Jackson mill were included in the Paper segment. Beginning in October 2020, operating results for the Jackson mill are included in both the Packaging and Paper segments. We expect to continue to produce containerboard on the Jackson machine during the first quarter of 2021 to fulfill the needs of our packaging customers, as well as produce uncoated freesheet to service our paper customers.

During the second quarter of 2018, the Company discontinued production of paper grades at its Wallula, Washington mill and converted the No. 3 paper machine to a virgin kraft linerboard machine. The Company incurred charges in the Packaging and Paper segments relating to these activities during 2019 as described below under “Special Items and Earnings per Diluted Share, Excluding Special Items.”

Special Items and Earnings per Diluted Share, Excluding Special Items

Earnings per diluted share, excluding special items, in 2020 and 2019 were as follows:

	Year Ended December 31,
	2020	2019
Earnings per diluted share	$4.84	$7.34
Special items:
Goodwill impairment (a)	0.58	—
Facilities closure and other costs (b)	0.23	—
Hurricane Laura impact (c)	0.08	—
Incremental costs for COVID-19 (d)	0.05	—
Debt refinancing (e)	—	0.28
DeRidder mill fixed asset disposals (f)	—	0.02
Wallula mill restructuring (g)	—	0.01
Total special items expense	0.94	0.31
Earnings per diluted share, excluding special items	$5.78	$7.65

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

(b)

Includes $28.1 million of restructuring costs for paper administrative functions and closure costs related to corrugated products facilities, substantially all of which relates to the previously announced closure of the San Lorenzo, California facility during the second quarter of 2020, partially offset by income related to the sale of a corrugated products facility during the second quarter of 2020.

(c)

Includes $10.0 million of charges related to the impact of Hurricane Laura at our DeRidder, Louisiana mill, including unabsorbed costs related to lost production, excess purchased containerboard and freight costs, repair expenses, rental and supplies costs, and other recovery expenses.

(d)

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

(f)	Includes $3.0 million of charges for the disposal of fixed assets related to the containerboard mill conversion at our DeRidder, Louisiana mill.
(g)

Includes $1.0 million of charges related to the discontinuation of uncoated free sheet and coated one-side paper grades at the Wallula, Washington mill associated with the conversion of the No. 3 paper machine to produce virgin kraft linerboard.

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

Industry and Business Conditions

Trade publications reported North American industry-wide corrugated products shipments per workday were up 3.0% during 2020, compared to 2019. Reported industry containerboard production increased 3.6% compared to 2019, and reported industry containerboard inventories at the end of 2020 were approximately 2.3 million tons, down 8.9% compared to 2019. Reported containerboard export shipments increased 9.0% compared to 2019. Prices reported by trade publications decreased by $10 per ton for linerboard and $15 per ton for corrugating medium in January 2020, followed by a $50 per ton increase in linerboard and medium in November 2020.

The market for communication papers competes heavily with electronic data transmission and document storage alternatives. Increasing shifts to these alternatives have reduced usage of traditional print media and communication papers. Trade publications reported North American uncoated freesheet paper shipments were down 20.1% in 2020, compared to 2019. Average copy paper prices reported by a trade publication for cut size office papers decreased $15 per ton in May 2020 and $20 per ton in June 2020.

Results of Operations

Year Ended December 31, 2020, Compared with Year Ended December 31, 2019

The historical results of operations of PCA for the years ended December 31, 2020 and 2019 are set forth below (dollars in millions):

	Year Ended December 31,
	2020	2019	Change
Packaging	$5,919.5	$5,932.2	$(12.7)
Paper	674.8	964.3	(289.5)
Corporate and other and eliminations	63.9	67.8	(3.9)
Net sales	$6,658.2	$6,964.3	$(306.1)
Packaging	$829.5	$963.4	$(133.9)
Paper	(20.0)	175.4	(195.4)
Corporate and other	(85.6)	(85.1)	(0.5)
Income from operations	723.9	1,053.7	(329.8)
Non-operating pension income (expense)	2.3	(7.9)	10.2
Interest expense, net	(93.5)	(128.8)	35.3
Income before taxes	632.7	917.0	(284.3)
Income tax expense	(171.7)	(220.6)	48.9
Net income	$461.0	$696.4	$(235.4)
Net income excluding special items (a)	$550.0	$725.5	$(175.5)
EBITDA (a)	$1,133.9	$1,441.2	$(307.3)
EBITDA excluding special items (a)	$1,225.0	$1,445.2	$(220.2)

(a)	See “Reconciliations of Non-GAAP Financial Measures to Reported Amounts” included in this Item 7 for a reconciliation of non-GAAP measures to the most comparable GAAP measure.

Net Sales

Net sales decreased $306 million, or 4.4%, to $6,658 million in 2020, compared to $6,964 million in 2019.

Packaging. Net sales decreased $13 million, or 0.2%, to $5,919 million, compared to $5,932 million in 2019, due to lower prices and mix ($298 million), partially offset by increased volumes ($285 million), primarily due to strong corrugated products demand and shipments. In 2020, our domestic containerboard prices decreased 5.9% and export prices decreased 11.5% compared to 2019. Our containerboard outside shipments decreased 5.8%, and total corrugated products shipments were up 5.8% in total and 5.4% per workday, compared to 2019. Prices reported by trade publications, which serve as an index for prices for our corrugated products in many of our customer contracts, decreased by $10 per ton for linerboard and $15 per ton for corrugating medium in January, followed by a $50 per ton increase in linerboard and medium in November 2020.

Paper. Net sales decreased $289 million, or 30.0%, to $675 million, compared to $964 million in 2019. The decrease was due to lower volume ($262 million) and prices and mix ($27 million), as demand was harmed by the COVID-19 pandemic due to office and school closures.

Gross Profit

Gross profit decreased $275 million in 2020, compared to 2019. The decrease was driven primarily by lower prices and mix in our Packaging and Paper segments, lower volumes in our Paper segment, higher freight and logistic expense, and higher annual outage expense, partially offset by higher volumes in our Packaging segment, and lower operating and converting costs.  In 2020, gross profit included $21 million of special item expense related to the impact of Hurricane Laura at our DeRidder, Louisiana mill, incremental out-of-pocket costs related to COVID-19, and facility closure costs, compared to no significant special items in 2019.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses (SG&A) decreased $18 million in 2020, compared to 2019. The decrease was primarily due to lower travel and entertainment expenses and lower administrative and other corporate costs, partially offset by higher employee salaries and fringes.

Goodwill Impairment

During 2020, with the exacerbated deterioration in uncoated freesheet market conditions and the estimated impact on our Paper reporting unit arising from the COVID-19 pandemic, as well as projected future results of operations, we identified a triggering event indicating possible impairment of goodwill within our Paper reporting unit. The Company performed an interim quantitative impairment analysis as of May 31, 2020, and, based on the evaluation performed, we determined that goodwill was fully impaired for the Paper reporting unit and recognized a non-cash impairment charge of $55 million. For more information, see Note 8, Goodwill and Intangible Assets, of the Condensed Notes to the Consolidated Financial Statements in “Part II, Item 8. Financial Statements” of this Form 10-K.

Other Expense, Net

Other expense, net for the years ended December 31, 2020 and 2019 are set forth below (dollars in millions):

	Year Ended December 31,
	2020	2019
Asset disposals and write-offs	$(26.5)	$(25.0)
Facilities closure and other costs	(19.1)	(0.3)
Wallula mill restructuring	—	(0.7)
Other	(5.1)	(6.7)
Total	$(50.7)	$(32.7)

We discuss these items in more detail in Note 6, Other Expense, Net of the Condensed Notes to the Consolidated Financial Statements in “Part II, Item 8. Financial Statements” of this Form 10-K.

Income from Operations

Income from operations decreased $330 million, or 31.3%, for the year ended December 31, 2020, compared to 2019. Income from operations in 2020 included $100 million of expense for special items compared to $4 million in 2019. Special items in 2020 consisted of $55 million of expense for the Paper reporting unit goodwill impairment; $28 million of restructuring costs for paper administrative functions and closure costs related to corrugated products facilities; $10 million related to the impact of Hurricane Laura at our DeRidder, Louisiana mill; and $7 million of incremental, out-of-pocket costs related to COVID-19 that were incurred in the first half of 2020. 2019 special items included $3 million of charges for the disposal of fixed assets related to the containerboard mill conversion at our DeRidder, Louisiana mill and $1 million of charges related to the conversion of the Wallula, Washington mill No. 3 paper machine.

Packaging. Segment income from operations decreased $134 million to $829 million, compared to $963 million in 2019. The decrease in 2020 related primarily to lower containerboard and corrugated products prices and mix ($246 million) and higher depreciation expense ($14 million), partially offset by higher containerboard and corrugated products sales and production volumes ($90 million), lower operating and converting costs ($55 million), lower annual outage expense ($5 million), lower freight expense ($4 million) and other fixed costs ($10 million). Special items in 2020 included expense of $27 million of closure costs for corrugated products facilities, $10 million of charges related to the impact of Hurricane Laura at our DeRidder, Louisiana mill, and $6 million of incremental, out-of-pocket costs related to COVID-19. Special items in 2019 included $3 million for the disposal of fixed assets related to the containerboard mill conversion at our DeRidder, Louisiana mill and $1 million of charges related to the conversion of the Wallula No. 3 paper machine.

Paper. Segment income from operations decreased $195 million to a loss of $20 million, compared to income of $175 million in 2019. The decrease primarily related to lower sales and production volumes ($130 million), lower paper prices and mix ($27 million), higher annual outage expense ($11 million), and higher freight expense ($11 million), partially offset by lower operating costs ($39 million), and lower depreciation expense ($1 million). Special items in the Paper segment in 2020 included $55 million related to goodwill impairment, $1 million of restructuring costs for paper administrative functions, and $1 million of incremental, out-of-pocket costs related to COVID-19, compared to an insignificant amount of special items in the Paper segment in 2019.

Non-Operating Pension Expense, Interest Expense, Net and Income Taxes

During 2020, non-operating pension expense decreased $10 million compared to 2019. The decrease in non-operating pension expense was primarily related to the favorable 2019 asset performance, partially offset by assumption changes.

Interest expense, net, during 2020 decreased $35 million compared to 2019. The decrease is primarily related to higher interest expense during 2019 as a result of the Company’s November 2019 debt refinancing, partially offset by lower interest income due to lower rates on invested cash balances in 2020.

During 2020, we recorded $172 million of income tax expense, compared with $221 million of income tax expense during 2019. The effective tax rate for 2020 and 2019 was 27.1% and 24.1%, respectively.

Liquidity and Capital Resources

Sources and Uses of Cash

Our primary sources of liquidity are net cash provided by operating activities and available borrowing capacity under our revolving credit facility. We ended the year with $975 million of cash and cash equivalents, $148 million of marketable debt securities, and $326 million of unused borrowing capacity under the revolving credit facility, net of letters of credit. Currently, our primary uses of cash are for operations, capital expenditures, acquisitions, debt service, common stock dividends, and repurchases of common stock. We believe that net cash generated from operating activities, cash on hand, available borrowings under our revolving credit facility and available capital through access to capital markets will be adequate to meet our liquidity and capital requirements, including payments of any declared common stock dividends, for the foreseeable future. As our debt or credit facilities become due, we will need to repay, extend or replace such facilities. Our ability to do so will be subject to future economic conditions and financial, business, and other factors, many of which are beyond our control.

Below is a summary table of our cash flows, followed by a discussion of our sources and uses of cash through operating activities, investing activities, and financing activities (dollars in millions):

	Year Ended December 31,
	2020	2019
Net cash provided by (used for):
Operating activities	$1,032.8	$1,207.4
Investing activities	(426.1)	(546.6)
Financing activities	(311.6)	(342.8)
Net increase in cash and cash equivalents	$295.1	$318.0

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

During 2020, net cash provided by operating activities was $1,033 million, compared to $1,207 million for 2019, a decrease of $174 million. Cash from operations excluding changes in cash used for operating assets and liabilities decreased $243 million, primarily due to lower income from operations as discussed above, as well as higher pension contributions made in 2020 compared to 2019 of $25 million. Cash increased by $69 million due to favorable changes in operating assets and liabilities, primarily due to the following:

a)	an increase in accounts payable levels in 2020 compared to 2019 related to the timing of payments, and
b)	lower Federal and state income taxes paid in 2020 compared to 2019, partially offset by a lower income tax provision in 2020 compared to 2019 due to lower income levels in 2020.

These favorable changes were partially offset by the following:

a)

a smaller decrease in accounts receivable in 2020 compared to 2019 due to higher Packaging segment sales volumes in 2020, partially offset by lower Paper segment sales volumes in 2020 as a result of the pandemic compared to 2019.

Investing Activities

We used $426 million for investing activities in 2020, compared to $547 million in 2019. In 2020, we spent $421 million for internal capital investments, compared to $400 million in 2019. During both 2020 and 2019, we did not acquire any businesses. In 2020, we used $3 million of cash-on-hand to purchase available-for-sale (AFS) marketable debt securities, net of redemptions, compared to $146 million in 2019.

The details of capital expenditures for property and equipment, excluding acquisitions, by segment for the years ended December 31, 2020 and 2019 are included in the table below (dollars in millions).

	Year Ended December 31,
	2020	2019
Packaging	$395.2	$367.4
Paper	19.7	23.8
Corporate and Other	6.3	8.3
	$421.2	$399.5

We expect capital investments in 2021 to be between $500 million and $525 million, excluding capital spending related to the potential conversion of the No. 3 paper machine to containerboard at our Jackson mill. These expenditures could increase or decrease as a result of a number of factors, including our financial results, strategic opportunities, future economic conditions, and our regulatory compliance requirements. We currently estimate capital expenditures to comply with environmental regulations will be about $20 million in 2021. Our estimated environmental expenditures could vary significantly depending upon the enactment of new environmental laws and regulations. For additional information, see “Environmental Matters” in this Management's Discussion and Analysis of Financial Condition and Results of Operations.

At December 31, 2020, the Company had commitments for capital expenditures of $304.2 million. The Company believes that cash-on-hand combined with cash flow from operations will be sufficient to fund these commitments.

Financing Activities

In 2020, net cash used for financing activities was $312 million, compared to $343 million of cash used for financing activities in 2019, a decrease of $31 million. We paid $300 million in dividends on our common stock in 2020, compared to $299 million paid in 2019. In 2019, we refinanced $900 million principal amount of our long term debt. Payments to redeem our old debt, including redemption premiums, exceeded the proceeds received from issuing the new debt by $27 million. We also paid $8 million of debt issuance costs. See Note 10 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for more information on the debt refinancing.

Commitments

Contractual Obligations

The table below sets forth our enforceable and legally binding obligations as of December 31, 2020 for the categories described below. Some of the amounts included in the table are based on management's estimates and assumptions about these obligations, including their duration, the possibility of renewal, anticipated actions by third parties, and other factors. Because these estimates and assumptions are necessarily subjective, our actual payments may vary from those reflected in the table. Purchase orders made in the ordinary course of business are excluded from the table below. Any amounts for which we are liable under purchase orders are reflected on the Consolidated Balance Sheets as accounts payable and accrued liabilities (dollars in millions):

	Payments Due by Period
		Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	Total	2021	2022-2023	2024-2025	2026 & After
4.50% Senior Notes, due November 2023	$700.0	$—	$700.0	$—	$—
3.65% Senior Notes, due September 2024	400.0	—	—	400.0	—
3.40% Senior Notes, due December 2027	500.0	—	—	—	500.0
3.00% Senior Notes, due December 2029	500.0	—	—	—	500.0
4.05% Senior Notes, due December 2049	400.0	—	—	—	400.0
Total long-term debt (a)	2,500.0	—	700.0	400.0	1,400.0
Interest on long-term debt (b)	876.7	94.3	188.6	111.0	482.8
Finance lease obligations, including interest	20.5	2.7	5.4	5.4	7.0
Operating leases (c)	269.7	76.7	101.2	51.4	40.4
Capital commitments	304.2	304.2	—	—	—
Purchase commitments:
Raw materials (d)	252.8	40.0	83.2	52.4	77.2
Energy related (e)	30.8	13.5	12.9	1.8	2.6
Other liabilities reflected on our Consolidated Balance Sheet (f):
Compensation and benefits (g)	300.6	61.9	128.4	43.0	67.3
Other (h)	68.8	12.3	8.7	2.6	45.2
	$4,624.1	$605.6	$1,228.4	$667.6	$2,122.5

(a)

The table assumes our long-term debt is held to maturity. See Note 10, Debt, of the Notes to Consolidated Financial Statements in “Part II, Item 8. Financial Statements and Supplementary Data” of this Form 10-K. Amounts reported are gross amounts and do not include unamortized debt discounts of $6.3 million at December 31, 2020.

(b)	Amounts represent estimated future interest payments as of December 31, 2020, assuming our long-term debt is held to maturity. All interest rates are fixed.
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

(d)

Included among our raw materials purchase obligations are contracts to purchase approximately $245.4 million of wood fiber. Purchase prices under most of these agreements are set quarterly, semiannually, or annually based on regional market prices, and the estimate is based on contract terms or first quarter 2021 pricing. Except for deposits required pursuant to wood supply contracts, these obligations are not recorded in our consolidated financial statements until contract payment terms take effect. Our log, fiber, and wood chip obligations are subject to change based on, among other things, the effect of governmental laws and regulations, disruptions to our manufacturing operations, and log and fiber availability.

(e)

We enter into utility contracts for the purchase of electricity and natural gas. We also purchase these services under utility tariffs. The contractual and tariff arrangements include multiple-year commitments and minimum annual purchase requirements. Our payment obligations were based upon prices in effect on December 31, 2020, or contract language, if available.

(f)

Long-term deferred income taxes of $379.4 million and unrecognized tax benefits of $5.9 million, including interest and penalties, are excluded from this table, because the timing of their future cash outflows are uncertain.

(g)

Amounts primarily consist of pension and postretirement obligations. See Note 12, Employee Benefit Plans and Other Postretirement Benefits, of the Notes to Consolidated Financial Statements in “Part II, Item 8. Financial Statements and Supplementary Data” of this Form 10-K, for additional information.

(h)	Amounts primarily consist of workers compensation, environmental, and asset retirement obligations.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements as of December 31, 2020.

Inflation and Other General Cost Increases

We are subject to both contractual, inflation, and other general cost increases. If we are unable to offset these cost increases by price increases, growth, and/or cost reductions in our operations, these inflation and other general cost increases could have a material adverse effect on our operating cash flows, profitability, and liquidity.

In 2020, our total company costs including cost of sales (COS) and selling, general, and administrative expenses (SG&A) was $5.8 billion, and excluding non-cash costs (depreciation, depletion and amortization, pension and postretirement expense, and share-based compensation expense) was $5.4 billion. A 1% increase in COS and SG&A costs would increase costs by $58 million and cash costs by $54 million.

Certain items of product input costs have historically been subject to more cost volatility including fiber, purchased energy, and chemicals.

Energy

In 2020, our mills, including both packaging and paper mills, consumed about 93 million MMBTUs of fuel, including internally generated and externally purchased, to produce both steam and electricity. The following table for 2020 provides the total MMBTUs purchased externally by fuel type each quarter and the average cost per MMBTU by fuel type for the year. Our mills represent about 90% of our total purchased fuel costs. The cost per MMBTU includes the cost of the fuel plus our transportation and delivery costs.

	2020 Fuel Purchased (millions of MMBTUs)					2020 Avg.
Fuel Type	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year	Cost / MMBTU
Natural gas	7.40	5.66	5.41	7.29	25.76	$3.00
Purchased bark	1.87	1.60	1.22	1.43	6.12	2.31
Other purchased fuels	0.18	0.15	0.13	0.17	0.63	4.86
Total mills	9.45	7.41	6.76	8.89	32.51	$2.91

In addition, the mills purchased 22.64 million CkWh (hundred kilowatt-hours) of electricity in 2020. The purchases by quarter and the average cost per CkWh were as follows:

	2020 Purchased Electricity (millions of CkWh)					2020 Avg.
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year	Cost / CkWh
Purchased electricity	6.30	5.27	5.08	5.99	22.64	$5.01

Regulatory and Environmental Matters

Our operations are subject to our compliance with the laws and regulations in the jurisdictions in which we operate, primarily in the United States. Of particular importance are laws and regulations relating to the environment and health and safety matters.

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

We believe that we are currently in material compliance with these and all applicable environmental rules and regulations. Because environmental regulations are constantly evolving, the Company has incurred, and will continue to incur, costs to maintain compliance with these and other environmental laws. The Company works diligently to anticipate and budget for the impact of applicable environmental regulations, and does not currently expect that future environmental compliance obligations will materially affect its business or financial condition. For the years ended December 31, 2020, 2019, and 2018, we spent $44 million, $41 million, and $40 million, respectively, to comply with the requirements of these and other environmental laws. Additionally, we had $9 million of environmental capital expenditures in both 2020 and 2019 and $7 million in 2018.

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

Because liability for remediation costs under environmental laws is strict, meaning that liability is imposed without fault, joint and several, meaning that liability is imposed on each party without regard to contribution, and retroactive, PCA could receive notifications of cleanup liability in the future and this liability could be material. From 2006 through 2020, there were no significant environmental remediation costs at PCA's mills and corrugated plants. As of December 31, 2020, we maintained an environmental reserve of $23.6 million relating to on-site landfills and surface impoundments as well as ongoing and anticipated remedial projects. The Company believes that it is not reasonably possible that future environmental expenses above the $23.6 million accrued at December 31, 2020, will have a material impact on its financial condition, results of operations, and cash flows.

While legislation regarding the regulation of greenhouse gas emissions has been proposed at the federal level, it is uncertain whether such legislation will be passed and, if so, what the breadth and scope of such legislation will be. The result of the regulation of greenhouse gas emissions could be an increase in our future environmental compliance costs, through caps, taxes or additional capital expenditures to modify facilities, which may be material. However, climate change legislation and the resulting future energy policy could also provide us with opportunities if the use of renewable energy is encouraged. We currently self-generate the majority of our power requirements at our mills using bark, black liquor and biomass as fuel, which are derived from renewable resources. While we believe we are well-positioned to take advantage of any renewable energy incentives, it is uncertain what the ultimate costs and opportunities of any climate change legislation will be and how our business and industry will be affected.

We are also subject to extensive federal, state and local laws related to workplace health and safety, and our safety management system includes measures to assure compliance with these laws and regulations. We do not believe that future compliance with health and safety laws and regulations will have a material adverse effect on our financial condition, results of operations or cash flows.

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

Pensions

The Company accounts for defined benefit pension plans in accordance with Accounting Standards Codification (ASC) 715, Compensation - Retirement Benefits. The calculation of pension expense and pension liabilities requires decisions about a number of key assumptions that can significantly affect expense and liability amounts, including discount rates, expected return on plan assets, expected rate of compensation increases, longevity and service lives of participants, expected contributions, and other factors. The pension assumptions used to measure pension expense and liabilities are discussed in Note 12, Employee Benefit Plans and Other Postretirement Benefits.

We recognize the funded status of our pension plans on our Consolidated Balance Sheet and recognize the actuarial and experience gains and losses and the prior service costs and credits as a component of “Accumulated Other Comprehensive Loss” in our Consolidated Statement of Changes in Stockholders' Equity. Actual results that differ from assumptions are accumulated and amortized over future periods and, therefore, generally affect recognized expense in future periods. At December 31, 2020, we had approximately $144.2 million of actuarial losses and prior service costs, net of tax, recorded in “Accumulated other comprehensive loss” on our Consolidated Balance Sheet. Accumulated losses in excess of 10% of the greater of the projected benefit obligation or the market-related value of assets will be recognized on a straight-line basis over the average remaining service period of active employees in PCA plans (which is between seven and nine years) and over the average remaining lifetime of inactive participants of Boise plans (which is between 23 and 26 years), to the extent that losses are not offset by gains in subsequent years. While we believe that the assumptions used to measure our pension obligations are reasonable, differences in actual experience or changes in assumptions may materially affect our pension obligations and future expense.

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

	Year Ending December 31,	Year Ended December 31,
	2021	2020	2019
Pension expense	$2.1	$21.1	$32.7
Assumptions
Discount rate	2.57%	3.25%	4.31%
Expected rate of return on plan assets	4.91%	5.29%	6.06%

A change of 0.25% in either direction to the discount rate or the expected rate of return on plan assets would have had the following effect on 2020 and 2021 pension expense (dollars in millions):

		Increase (Decrease) in Pension Expense(a)
	Base Expense	0.25% Increase	0.25% Decrease
2020
Discount rate	$21.1	$(2.5)	$2.7
Expected rate of return on plan assets	21.1	(2.7)	2.7
2021
Discount rate	$2.1	$(1.9)	$2.2
Expected rate of return on plan assets	2.1	(3.2)	3.2

(a)

The sensitivities shown above are specific to 2020 and 2021. The sensitivities may not be additive, so the impact of changing multiple factors simultaneously cannot be calculated by combining the individual sensitivities shown.

For more information related to our pension benefit plans, see Note 12, Employee Benefit Plans and Other Postretirement Benefits, of the Notes to Consolidated Financial Statements in “Part II, Item 8. Financial Statements and Supplementary Data” of this Form 10-K.

Goodwill Impairment

Goodwill represents the excess of the cost of an acquired business over the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed in a business combination. At December 31, 2020, we had $863.5 million of goodwill, all of which was recorded in the Packaging segment.

We test goodwill for impairment annually in the fourth quarter or sooner if events or changes in circumstances indicate that the carrying value of the asset may exceed fair value.

During the second quarter of 2020, with the exacerbated deterioration in uncoated freesheet market conditions arising from the COVID-19 pandemic and the estimated impact on our Paper segment and its projected future results of operations, we identified a triggering event indicating possible impairment of goodwill within our Paper reporting unit and performed an interim quantitative impairment analysis as of May 31, 2020. For additional information, see Note 8, Goodwill and Intangible Assets, of the Notes to Consolidated Financial Statements in “Part II, Item 8. Financial Statements and Supplementary Data” of this Form 10-K.

Based on the evaluation performed, we determined that the carrying value of the Paper reporting unit exceeded its fair value, which resulted in a goodwill impairment charge totaling $55.2 million, the full amount of goodwill associated with the Paper reporting unit. At December 31, 2020, we had $0 million of goodwill recorded in the Paper segment.

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

The quantitative analysis requires companies to compare the fair value of the reporting units to which goodwill was assigned to their respective carrying values. In calculating fair value, we use the income approach as our primary indicator of fair value. Under the income approach, we calculate the fair value of a reporting unit based on the present value of estimated future cash flows (Level 3 measurement). These estimates are based on a number of factors including industry experience, business expectations and the economic environment. If the fair value exceeds the carrying value, no further work is required and no impairment loss is recognized. If the carrying value exceeds the fair value, the goodwill of the reporting unit is potentially impaired, and the carrying value of goodwill is then reduced to the implied value, or to zero if the fair value of the assets exceeds the fair value of the reporting unit, through an impairment charge.

During the annual goodwill impairment test performed in the fourth quarter of 2020, we assessed qualitative factors to determine whether it was more likely than not that the fair value of the Packaging reporting unit was less than its carrying value. Based on the results of the qualitative impairment test, we determined that it was more likely than not that the carrying value was less than the fair value of the Packaging reporting unit.

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

We periodically assess the estimated useful lives of our assets. Changes in circumstances, such as changes to our operational or capital strategy, changes in regulation, or technological advances, may result in the actual useful lives differing from our estimates. Revisions to the estimated useful lives of assets requires judgment and constitutes a change in accounting estimate, which is accounted for prospectively by adjusting or accelerating depreciation and amortization rates. In 2020 and 2019, we recognized incremental depreciation expense of $4.5 million and $0.3 million, respectively. The incremental depreciation expense for 2020 related to closures of corrugated products facilities, while the incremental depreciation expense for 2019 primarily related to the second quarter 2018 discontinuation of uncoated free sheet and coated one-side white paper grades at the Wallula, Washington mill associated with the conversion of the No. 3 paper machine to produce virgin kraft linerboard.

New and Recently Adopted Accounting Standards

For a listing of our new and recently adopted accounting standards, see Note 2, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements in “Part II, Item 8. Financial Statements and Supplementary Data” of this Form 10-K.

Reconciliations of Non-GAAP Financial Measures to Reported Amounts

Net income excluding special items, EBITDA, and EBITDA excluding special items are non-GAAP financial measures. Management excludes special items, as it believes that these items are not necessarily reflective of the ongoing operations of our business. These measures are presented because they provide a means to evaluate the performance of our segments and our Company on an ongoing basis using the same measures that are used by our management, because these measures assist in providing a meaningful comparison between periods and because these measures are frequently used by investors and other interested parties in the evaluation of companies and the performance of their segments. Any analysis of non-GAAP financial measures should be done in conjunction with results presented in accordance with GAAP. The non-GAAP measures are not intended to be substitutes for GAAP financial measures and should not be used as such. Reconciliations of the non-GAAP measures to the most comparable measure reported in accordance with GAAP for the years ended December 31, 2020 and 2019 follow (dollars in millions):

	Year Ended December 31,
	2020			2019
	Income before Taxes	Income Taxes	Net Income	Income before Taxes	Income Taxes	Net Income
As reported in accordance with GAAP	$632.7	$(171.7)	$461.0	$917.0	$(220.6)	$696.4
Special items:
Facilities closure and other costs (a)	28.1	(7.0)	21.1	0.3	(0.1)	0.2
Goodwill impairment (b)	55.2	—	55.2	—	—	—
Hurricane Laura impact (c)	10.0	(2.5)	7.5	—	—	—
Incremental costs for COVID-19 (d)	6.9	(1.7)	5.2	—	—	—
Debt refinancing (e)	—	—	—	38.7	(12.8)	25.9
DeRidder fixed asset disposals (f)	—	—	—	3.0	(0.7)	2.3
Wallula mill restructuring (g)	—	—	—	1.0	(0.3)	0.7
Total special items	100.2	(11.2)	89.0	43.0	(13.9)	29.1
Excluding special items	$732.9	$(182.9)	$550.0	$960.0	$(234.5)	$725.5

(a)

For 2020, includes charges consisting of restructuring costs for paper administrative functions and closure costs related to corrugated products facilities, substantially all of which relates to the previously announced closure of the San Lorenzo, California facility during the second quarter, partially offset by income related to the sale of a corrugated products facility during the second quarter. For 2019, includes charges consisting of closure costs related to corrugated products facilities, partially offset by income from the sale of a building related to a closed corrugated products facility.

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

(c)

Includes charges related to the impact of Hurricane Laura at our DeRidder, Louisiana mill, including unabsorbed costs related to lost production, excess purchased containerboard and freight costs, repair expenses, rental and supplies costs, and other recovery expenses.

(d)

Includes incremental, out-of-pocket costs related to COVID-19 that were incurred in the first half of 2020. Costs include materials, cleaning supplies, and sick pay as well as expenses for establishing processes and logistics for the new work requirements in all of our facilities for mitigating the spread of the virus within the Company. With the process now established, we anticipate any corresponding COVID-19 related expenses to be included in normalized costs through the span of the pandemic.

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

(f)	Includes charges for the disposal of fixed assets related to the containerboard mill conversion at our DeRidder, Louisiana mill.
(g)

Includes charges related to the discontinuation of uncoated free sheet and coated one-side paper grades at the Wallula, Washington mill associated with the conversion of the No. 3 paper machine to produce virgin kraft linerboard.

The following table reconciles net income to EBITDA and EBITDA excluding special items for the periods indicated (dollars in millions):

	Year Ended December 31,
	2020	2019
Net income	$461.0	$696.4
Non-operating pension (income) expense	(2.3)	7.9
Interest expense, net	93.5	128.8
Provision for income taxes (a)	171.7	220.6
Depreciation, amortization, and depletion	410.0	387.5
EBITDA	$1,133.9	$1,441.2
Special items:
Facilities closure and other costs	$19.0	$0.3
Goodwill impairment	55.2	—
Hurricane Laura impact	10.0	—
Incremental costs for COVID-19	6.9	—
DeRidder mill fixed asset disposals	—	3.0
Wallula mill restructuring	—	0.7
EBITDA excluding special items	$1,225.0	$1,445.2

(a)

Income tax expense for 2019 included a tax benefit of $3.2 million from the stranded tax effects in Accumulated Other Comprehensive Income related to the write-offs of the treasury locks in connection with the Company’s November 2019 debt refinancing.

The following table reconciles segment income (loss) to EBITDA and EBITDA excluding special items (dollars in millions):

	Year Ended December 31,
	2020	2019
Packaging
Segment income	$829.5	$963.4
Depreciation, amortization, and depletion	365.2	342.8
EBITDA	1,194.7	1,306.2
Facilities closure and other costs	18.2	0.3
Hurricane Laura impact	10.0	—
Incremental costs for COVID-19	6.3	—
DeRidder mill fixed asset disposals	—	3.0
Wallula mill restructuring	—	0.5
EBITDA excluding special items	$1,229.2	$1,310.0

Paper
Segment income (loss)	$(20.0)	$175.4
Depreciation, amortization, and depletion	36.5	37.7
EBITDA	16.5	213.1
Facilities closure and other costs	0.8	—
Goodwill impairment	55.2	—
Incremental costs for COVID-19	0.6	—
Wallula mill restructuring	—	0.2
EBITDA excluding special items	$73.1	$213.3

Corporate and Other
Segment loss	$(85.6)	$(85.1)
Depreciation, amortization, and depletion	8.3	7.0
EBITDA	(77.3)	(78.1)
EBITDA excluding special items	$(77.3)	$(78.1)
EBITDA	$1,133.9	$1,441.2
EBITDA excluding special items	$1,225.0	$1,445.2

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

PCA is exposed to the impact of interest rate changes and changes in the market value of its financial instruments. PCA periodically enters into derivatives in order to minimize these risks, but not for trading purposes. We were not party to any derivative-based arrangements at December 31, 2020. For a discussion of derivatives and hedging activities, see Note 15, Derivative Instruments and Hedging Activities, of the Notes to Consolidated Financial Statements in “Part II, Item 8. Financial Statements and Supplementary Data” of this Form 10-K.

At December 31, 2020, the interest rates on 100% of PCA’s outstanding debt are fixed.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

Packaging Corporation of America:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Packaging Corporation of America and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of income and comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for leases as of January 1, 2019 due to the adoption of Accounting Standards Update 2016-02, Leases (Topic 842), and its subsequent amendments.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Evaluation of the value of the pension benefit obligation

As discussed in Note 12 to the consolidated financial statements, the Company’s estimated pension benefit obligation totaled $1,566 million as of December 31, 2020. The pension benefit obligation is measured at the actuarial present value as of a date of all benefits attributed by the pension benefit formula to employee service rendered before that date. The determination of the Company’s pension benefit obligation is dependent, in part, on the selection of certain actuarial assumptions, including the discount rate.

We identified the evaluation of the value of the pension benefit obligation as a critical audit matter because of the specialized skills required to evaluate the measurement of the pension benefit obligation. In addition, the measurement of the pension benefit obligation is sensitive to minor changes in the discount rate assumption.

The following are primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s pension benefit obligation valuation process, including a control related to the development of the discount rate. We involved an actuarial professional with specialized skills and knowledge, who assisted in understanding and assessing the actuarial methods and assumptions used to measure the pension benefit obligation. In addition, the actuarial professional assisted with our evaluation of the discount rate by assessing:

•changes in the discount rate from the prior year against changes in published indices;

•the pattern of cash flows, including consideration of the plan type and plan provisions; and

•the selected yield curve and its consistency with the prior year and spot rates.

Goodwill impairment assessment

As discussed in Note 8 to the consolidated financial statements, the Company’s consolidated goodwill balance was $863.5 million as of December 31, 2020, which related to the Packaging reporting unit. Goodwill is tested for impairment annually in the fourth quarter of each fiscal year, or more frequently when events or changes in circumstances indicate that the carrying value of a reporting unit may exceed its fair value. During the second quarter of the year-ended December 31, 2020, the Company identified a triggering event and recorded a goodwill impairment loss of $55.2 million related to its Paper reporting unit. To estimate the fair value of the Paper reporting unit, the

Company utilized a combination of the income approach and a market approach that used observable comparable company information.

We identified the evaluation of goodwill for impairment for the Paper reporting unit as a critical audit matter. Especially subjective and challenging auditor judgment was required to evaluate the Company’s estimated future cash flows, specifically the selection of forecasted revenue growth rates, gross profit margins, operating margins, and the discount rate used in the income approach.  Additionally, the audit effort associated with the evaluation of goodwill for impairment for the Paper reporting unit required the use of professionals with specialized skills and knowledge.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s goodwill impairment evaluation, including controls over the selection of forecasted revenue growth rates, gross profit margins, operating margins, and the discount rate used in the estimate of the fair value of the Paper reporting unit. We evaluated the reasonableness of management’s forecasted revenue growth rates, gross profit margins, and operating margins by comparing the forecasts to historical revenue growth rates, gross profit margins, and operating margins, and considering industry conditions and growth plans. We performed sensitivity analyses to assess the impact of reasonably possible changes to the forecasted revenue growth rates, gross profit margins, operating margins, and the discount rate assumptions on the reporting unit fair value. In addition, we involved valuation professionals with specialized skills and knowledge, who assisted in:

•	evaluating the Company’s discount rate by comparing the Company’s discount rate inputs to publicly available data for comparable entities and assessing the results; and
•	testing the estimate of fair value for the Paper reporting unit using the Company’s estimated future cash flows and discount rate and comparing the result to the Company’s fair value estimate.

/s/ KPMG LLP
We have served as the Company’s auditor since 2014.

Chicago, Illinois
February 24, 2021

Packaging Corporation of America

Consolidated Statements of Income and Comprehensive Income

(dollars in millions, except per-share data)

	Year Ended December 31,
	2020	2019	2018
Statements of Income
Net sales	$6,658.2	$6,964.3	$7,014.6
Cost of sales	(5,288.8)	(5,320.3)	(5,369.3)
Gross profit	1,369.4	1,644.0	1,645.3
Selling and administrative expenses	(539.6)	(557.6)	(536.4)
Goodwill impairment	(55.2)	—	—
Other expense, net	(50.7)	(32.7)	(41.2)
Income from operations	723.9	1,053.7	1,067.7
Non-operating pension income (expense)	2.3	(7.9)	(2.1)
Interest expense, net	(93.5)	(128.8)	(95.1)
Income before taxes	632.7	917.0	970.5
Provision for income taxes	(171.7)	(220.6)	(232.5)
Net income	$461.0	$696.4	$738.0
Net income per common share:
Basic	$4.86	$7.36	$7.82
Diluted	$4.84	$7.34	$7.80
Dividends declared per common share	$3.37	$3.16	$3.00
Statements of Comprehensive Income:
Net income	$461.0	$696.4	$738.0
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	$—	$—	$(0.1)
Reclassification adjustments to cash flow hedges included in net income, net of tax of $0.0 million, $7.9 million, and $1.3 million for 2020, 2019, and 2018, respectively	—	10.2	4.0
Changes in unrealized gains on marketable debt securities, net of tax of $0.1 million, $0.0 million, and $0.0 million for 2020, 2019, and 2018, respectively	0.3	—	—
Amortization of pension and postretirement plans actuarial loss and prior service cost, net of tax of $3.6 million, $3.2 million, and $4.0 million for 2020, 2019, and 2018, respectively	10.7	9.6	11.8
Changes in unfunded employee benefit obligations, net of tax of ($1.3) million, $13.6 million, and ($0.8) million for 2020, 2019, and 2018, respectively	4.0	(40.5)	2.4
Other comprehensive income (loss)	15.0	(20.7)	18.1
Comprehensive income	$476.0	$675.7	$756.1

See notes to consolidated financial statements.

Packaging Corporation of America

Consolidated Balance Sheets

(dollars and shares in millions, except per-share data)

	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$974.6	$679.5
Short-term marketable debt securities	105.6	87.9
Accounts receivable, net of allowance for credit losses and customer deductions of $10.6 million and $12.6 million as of December 31, 2020 and 2019, respectively	832.4	845.6
Inventories	787.9	794.1
Prepaid expenses and other current assets	44.7	44.8
Federal and state income taxes receivable	5.1	26.5
Total current assets	2,750.3	2,478.4
Property, plant and equipment, net	3,193.4	3,151.7
Goodwill	863.5	918.7
Other intangible assets, net	295.9	338.8
Operating lease right-of-use assets	234.2	234.3
Long-term marketable debt securities	42.7	58.1
Other long-term assets	53.2	55.8
Total assets	$7,433.2	$7,235.8
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Operating lease obligations	$68.9	$62.6
Finance lease obligations	1.6	1.5
Accounts payable	387.0	351.9
Dividends payable	97.0	76.6
Accrued liabilities	216.2	217.5
Accrued interest	11.9	13.7
Total current liabilities	782.6	723.8
Long-term liabilities:
Long-term debt	2,479.4	2,476.8
Operating lease obligations	173.6	177.6
Finance lease obligations	14.4	16.0
Deferred income taxes	379.4	340.1
Compensation and benefits	298.3	375.5
Other long-term liabilities	59.2	55.0
Total long-term liabilities	3,404.3	3,441.0
Commitments and contingent liabilities
Stockholders' equity:
Common stock, par value $0.01 per share, 300.0 million shares authorized, 94.8 million and 94.7 million shares issued as of December 31, 2020 and 2019, respectively	0.9	0.9
Additional paid in capital	554.4	524.8
Retained earnings	2,835.5	2,704.8
Accumulated other comprehensive loss	(144.5)	(159.5)
Total stockholders' equity	3,246.3	3,071.0
Total liabilities and stockholders' equity	$7,433.2	$7,235.8

See notes to consolidated financial statements.

Packaging Corporation of America

Consolidated Statements of Cash Flows

(dollars in millions)

	Year Ended December 31,
	2020	2019	2018
Cash Flows from Operating Activities:
Net income	$461.0	$696.4	$738.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization of intangibles	409.9	387.5	410.9
Amortization of deferred financing costs	2.6	23.4	8.6
Loss on early extinguishment of debt	—	22.2	—
Share-based compensation expense	30.0	30.4	23.5
Deferred income tax provision	34.7	60.3	38.7
Goodwill impairment	55.2	—	—
Net loss on impairment of assets	—	—	3.1
Net loss on asset disposals	6.8	8.2	5.8
Pension and post-retirement benefits expense, net of contributions	(63.4)	(26.9)	3.1
Other, net	18.2	(3.4)	1.3
Changes in operating assets and liabilities, net of acquisitions:
Decrease (increase) in assets —
Accounts receivable	13.2	56.4	(56.1)
Inventories	6.3	1.4	(35.6)
Prepaid expenses and other current assets	0.4	(6.9)	(2.1)
Increase (decrease) in liabilities —
Accounts payable	39.7	(32.4)	(17.6)
Accrued liabilities	(3.2)	(0.1)	5.5
Federal and state income tax payable / receivable	21.4	(9.1)	53.0
Net cash provided by operating activities	1,032.8	1,207.4	1,180.1
Cash Flows from Investing Activities:
Additions to property, plant, and equipment	(421.2)	(399.5)	(551.4)
Acquisitions of businesses, net of cash acquired	—	—	(56.3)
Additions to other long-term assets	(6.4)	(3.8)	(4.5)
Proceeds from asset disposals	4.6	4.1	1.5
Purchases of marketable debt securities	(110.1)	(157.0)	—
Proceeds from sales of marketable debt securities	24.2	10.9	—
Proceeds from maturities of marketable debt securities	82.8	—	—
Other, net	—	(1.3)	2.5
Net cash used for investing activities	(426.1)	(546.6)	(608.2)
Cash Flows from Financing Activities:
Proceeds from issuance of debt	—	895.8	—
Repayments of debt and finance lease obligations	(1.5)	(923.4)	(151.3)
Financing costs paid	—	(8.3)	—
Common stock dividends paid	(299.6)	(298.7)	(268.1)
Shares withheld to cover employee restricted stock taxes	(10.5)	(8.2)	(7.9)
Net cash used for financing activities	(311.6)	(342.8)	(427.3)
Net increase in cash and cash equivalents	295.1	318.0	144.6
Cash and cash equivalents, beginning of year	679.5	361.5	216.9
Cash and cash equivalents, end of year	$974.6	$679.5	$361.5

See notes to consolidated financial statements.

Packaging Corporation of America

Consolidated Statements of Changes in Stockholders' Equity

(dollars in millions and shares in thousands)

	Common Stock		Additional Paid in	Retained	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Earnings	Loss	Equity
Balance at January 1, 2018	94,350	$0.9	$471.2	$1,867.4	$(156.9)	$2,182.6
Common stock withheld and retired to cover taxes on vested stock awards	(69)	—	(0.5)	(7.4)	—	(7.9)
Common stock dividends declared	—	—	—	(284.0)	—	(284.0)
Share-based compensation expense	216	—	23.5	—	—	23.5
Adoption of ASC 606	—	—	—	1.6	—	1.6
Other	—	—	0.3	0.2	—	0.5
Comprehensive income	—	—	—	738.0	18.1	756.1
Balance at December 31, 2018	94,497	0.9	494.5	2,315.8	(138.8)	2,672.4
Common stock withheld and retired to cover taxes on vested stock awards	(87)	—	(0.7)	(7.5)	—	(8.2)
Common stock dividends declared	—	—	—	(299.7)	—	(299.7)
Share-based compensation expense	245	—	31.0	—	—	31.0
Other	—	—	—	(0.2)	—	(0.2)
Comprehensive income	—	—	—	696.4	(20.7)	675.7
Balance at December 31, 2019	94,655	0.9	524.8	2,704.8	(159.5)	3,071.0
Common stock withheld and retired to cover taxes on vested stock awards	(108)	—	(0.8)	(9.7)	—	(10.5)
Common stock dividends declared	—	—	—	(320.9)	—	(320.9)
Share-based compensation expense	283	—	30.8	—	—	30.8
Other	—	—	(0.4)	0.3	—	(0.1)
Comprehensive income	—	—	—	461.0	15.0	476.0
Balance at December 31, 2020	94,830	$0.9	$554.4	$2,835.5	$(144.5)	$3,246.3

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements

1.	Nature of Operations and Basis of Presentation

Packaging Corporation of America (“we,” “us,” “our,” “PCA,” or the “Company”) was incorporated on January 25, 1999. In April 1999, PCA acquired the containerboard and corrugated packaging products business of Pactiv Corporation (Pactiv), formerly known as Tenneco Packaging, Inc., a wholly owned subsidiary of Tenneco Inc. We are a large, diverse manufacturer of both packaging and paper products. We are headquartered in Lake Forest, Illinois and we operate primarily in the United States. We have approximately 15,200 employees.

We report our business in three reportable segments: Packaging, Paper, and Corporate and Other. Our Packaging segment produces a wide variety of containerboard and corrugated packaging products. The Paper segment manufactures and sells a range of communication-based papers.

During the fourth quarter of 2020, due to an increase in demand for our corrugated products and as part of our assessment of a potential conversion to produce containerboard, we began producing high-performance, virgin kraft linerboard on the No. 3 machine at our Jackson, Alabama mill on a trial basis. Before October 2020, operating results for the Jackson mill were included in the Paper segment. Beginning in October 2020, operating results for the Jackson mill are included in both the Packaging and Paper segments.

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

Share-Based Compensation

We recognize compensation expense for awards granted under the PCA long-term equity incentive plans based on the fair value on the grant date. We recognize the cost of the equity awards expected to vest over the period the awards vest. See Note 14, Share-Based Compensation, for more information.

Research and Development

Research and development costs are expensed as incurred. The amount charged to expense was $15.5 million, $16.0 million, and $14.4 million for the years ended December 31, 2020, 2019, and 2018, respectively.

Cash and Cash Equivalents

Cash and cash equivalents include all cash balances and highly liquid investments with original maturities of three months or less at the date of purchase. Cash equivalents are stated at cost, which approximates market. Cash and cash equivalents totaled $974.6 million and $679.5 million at December 31, 2020 and 2019, respectively, which included cash equivalents of $662.2 million and $410.7 million, respectively. At December 31, 2020 and 2019, we had $2.2 million and $2.4 million, respectively, of cash at our operations outside the United States.

Marketable Debt Securities

The Company’s marketable debt securities have been classified and accounted for as available-for-sale (AFS) marketable debt securities in accordance with ASU 2016-13, Financial Instruments – Credit Losses (Topic 326). The Company reports its marketable debt securities at fair value, and they are classified as short-term or long-term based on each security’s underlying contractual maturity date.

The Company’s marketable debt securities are analyzed at the individual debt security level. Changes in the fair value of the debt security have the potential to impact accumulated other comprehensive income (loss) (AOCI), the Company’s earnings, or both.

The Company regularly reviews its investment portfolio to determine if any debt security is impaired. A decline in the fair value of the debt security below its amortized cost results in an impairment of the debt security. If there is an intent to sell the debt security, or if it is more likely than not that the debt security will be sold prior to recovering the amortized cost basis, the Company recognizes the impairment as a realized loss in earnings by writing down the debt security’s amortized cost basis.

Additional analysis is required if there is not an intent to sell the debt security, or if a recovery of the amortized cost basis is expected to be made prior to the sale of the security. If any portion of the impairment is the result of a credit loss, the Company recognizes this portion in earnings through an allowance for credit losses, with the remainder recognized as unrealized loss in AOCI. Subsequent improvements in credit losses are recognized as a reduction in the allowance. Any impairment not attributed to credit loss is recognized as an unrealized loss in AOCI in its entirety.

The Company considers several factors when determining if a portion of an impairment is the result of a credit loss including, but not limited to, adverse conditions related to the financial health and future outlook of the issuer; the credit quality of the issuer, as reported by credit rating agencies; trends present in the issuer’s industry in which it operates; and general market conditions.

For the year ended December 31, 2020, we do not consider any of the impairments related to our marketable debt securities to be the result of credit losses. We recorded no other-than-temporary impairment charges on our AFS securities for the year ended December 31, 2019 under prior year guidance ASU 2016-01, Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. See Note 11, Cash, Cash Equivalents, and Marketable Debt Securities, for more information.

Trade Accounts Receivable, Allowances, and Customer Deductions

Trade accounts receivable are recorded at amortized cost and represent a contractual right to receive payment from a customer. The Company’s trade accounts receivable are short-term receivables, with most requiring payment within 30 to 60 days, and represent the only class of financing receivables utilized by the Company. As of December 31, 2020, we do not expect the effect of the COVID-19 pandemic to have a material impact on our ability to collect on our outstanding trade accounts receivable.

In accordance with ASU 2016-13, Financial Instruments – Credit Losses (Topic 326), the Company established an allowance for credit losses, which is a valuation account that estimates the expected credit loss over the lifetime of the asset and is deducted from, or added to, the amortized cost basis of the trade accounts receivable. The allowance for credit losses is based upon a combination of factors such as historical collection experience, aged receivables, current economic conditions, and reasonable and supportable forecasts on future economic conditions. Expected recoveries of amounts previously written off, not to exceed the aggregate of the amount previously written off, are also considered when determining the necessary allowance at the balance sheet date. When determining the allowance for credit losses, management also considers specific customer accounts that may be considered higher risk or uncollectible due to customer industry trends, bankruptcy filings, or substantial downgrades of credit scores.

Current period estimates for the allowance for credit losses are compared against the allowance previously recorded, and all required adjustments are reported as credit loss expense (for expected losses or write offs) or a reversal of credit loss expense (for expected recoveries) in net income. Outstanding trade accounts receivable balances are written off when deemed uncollectible after undergoing reasonable collection efforts. At December 31, 2020, the allowance for credit losses was $3.0 million, and at December 31, 2019, the allowance for doubtful accounts was $4.2 million.

The customer deductions reserve represents the estimated amount required for customer returns, allowances, and earned discounts. Based on the Company’s experience, customer returns, allowances, and earned discounts have averaged approximately 1% of gross selling price. Accordingly, PCA reserves 1% of its open customer accounts receivable balance for these items. The reserves for customer deductions of $7.6 million and $8.4 million at December 31, 2020 and 2019, respectively, are also included as a reduction of the accounts receivable balance.

Derivative Instruments and Hedging Activities

The Company records its derivatives, if any, in accordance with ASC 815, Derivatives and Hedging. The guidance requires the Company to recognize derivative instruments as either assets or liabilities on the balance sheet at fair value. The accounting for changes in the fair value of a derivative depends on the intended use and designation of the derivative instrument. For a derivative designated as a fair value hedge, the gain or loss on the derivative is recognized in earnings in the period of change at fair value together with the offsetting gain or loss on the hedged item. For a derivative instrument designated as a cash flow hedge, the effective portion of the derivative’s gain or loss is initially reported as a component of AOCI and is subsequently recognized in earnings when the hedged exposure affects earnings. The ineffective portion of the gain or loss is recognized in earnings. We were not party to any derivative-based arrangements at December 31, 2020 and 2019.

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

Financial instruments and marketable debt securities measured at fair value on a recurring basis include the fair values of our marketable debt securities and our pension and postretirement benefit assets and liabilities. The valuation techniques used to measure the fair value of the Company’s marketable debt securities and pension and postretirement benefit assets and liabilities, which generally have counterparties with high credit ratings, are based on quoted market prices or model-driven valuations using significant inputs derived from or corroborated by observable market data. See Note 11, Cash, Cash Equivalents, and Marketable Debt Securities, and Note 12, Employee Benefit Plans and Other Postretirement Benefits, for more information.

Other assets and liabilities measured and recognized at fair value on a nonrecurring basis include assets acquired and liabilities assumed in acquisitions and our asset retirement obligations. Given the nature of these assets and liabilities, evaluating their fair value from the perspective of a market participant is inherently complex. Assumptions and estimates about future values can be affected by a variety of internal and external factors. Changes in these factors may require us to revise our estimates and could require us to retroactively adjust provisional amounts that we recorded for the fair values of assets acquired and liabilities assumed in connection with business combinations. These adjustments could have a material effect on our financial condition and results of operations. See Note 13, Asset Retirement Obligations, for more information.

Inventory Valuation

We value our raw materials, work in process, and finished goods inventories using lower of cost, as determined by the average cost method, or market. Supplies and materials are valued at the first-in, first-out (FIFO) or average cost methods.

The components of inventories were as follows (dollars in millions):

	December 31,
	2020	2019
Raw materials	$263.5	$271.5
Work in process	11.6	11.0
Finished goods	183.6	207.7
Supplies and materials	329.2	303.9
Inventories	$787.9	$794.1

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

Property, plant, and equipment consisted of the following (dollars in millions):

	December 31,
	2020	2019
Land and land improvements	$179.6	$177.5
Buildings	858.5	837.4
Machinery and equipment	5,826.6	5,727.4
Construction in progress	360.0	174.0
Other	88.8	81.5
Property, plant and equipment, at cost	7,313.5	6,997.8
Less accumulated depreciation	(4,120.1)	(3,846.1)
Property, plant and equipment, net	$3,193.4	$3,151.7

The amount of interest capitalized from construction in progress was $3.7 million, $3.4 million, and $4.5 million for the years ended December 31, 2020, 2019, and 2018, respectively.

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

The amount of depreciation expense was $362.5 million, $346.8 million, and $361.7 million for the years ended December 31, 2020, 2019, and 2018, respectively. In 2020, 2019, and 2018, we recognized incremental depreciation expense of $4.5 million, $0.3 million, and $14.5 million, respectively. The incremental depreciation expense for 2020 related to closures of corrugated products facilities, while the incremental depreciation expense for 2019 and 2018 primarily related to the second quarter 2018 discontinuation of paper grades at the Wallula, Washington mill associated with the conversion of the No. 3 paper machine to produce virgin kraft linerboard.

Pursuant to the terms of an industrial revenue bond, title to certain property, plant, and equipment was transferred to a municipal development authority in 2009 in order to receive a property tax abatement. The title of these assets will revert back to PCA upon retirement or cancellation of the bond. The assets are included in the consolidated balance sheets under the caption “Property, plant, and equipment, net”, as all risks and rewards remain with the Company.

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

During the second quarter of 2020, with the exacerbated deterioration in uncoated freesheet market conditions arising from the COVID-19 pandemic and the estimated impact on our Paper segment and its projected future results of operations, we identified a triggering event indicating possible impairment of our long-lived assets within our Paper reporting unit, including property, plant, and equipment, and performed a recoverability test on the Paper reporting unit long-lived assets as of May 31, 2020. The recoverability test was based on forecasts of undiscounted cash flows. The results of the recoverability test indicated that the long-lived assets within our Paper segment, inclusive of property, plant, and equipment, were 100% recoverable.

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

Goodwill, which amounted to $863.5 million and $918.7 million for the years ended December 31, 2020 and 2019, respectively, is not amortized but is subject to an annual impairment test in accordance with ASC 350, Intangibles – Goodwill and Other. We test goodwill for impairment annually in the fourth quarter or sooner if events or changes in circumstances indicate that the carrying value of the asset may exceed fair value. Additionally, we evaluate the remaining useful lives of our finite-lived purchased intangible assets to determine whether any adjustments to the useful lives are necessary.

During the second quarter of 2020, with the exacerbated deterioration in uncoated freesheet market conditions arising from the COVID-19 pandemic and the estimated impact on our Paper segment and its projected future results of operations, we identified a triggering event indicating possible impairment of goodwill within our Paper reporting unit and performed an interim quantitative impairment analysis as of May 31, 2020. Based on the evaluation performed, we determined that the carrying value of the Paper reporting unit exceeded its fair value, which resulted in a goodwill impairment charge totaling $55.2 million.

The Company concluded that none of the goodwill or intangible assets were impaired in the 2020, 2019, and 2018 annual impairment tests. See Note 8, Goodwill and Intangible Assets, for additional information.

Pension and Postretirement Benefits

Several estimates and assumptions are required to record pension costs and liabilities, including discount rate, return on assets, and longevity and service lives of employees. We review and update these assumptions annually unless a plan curtailment or other event occurs, requiring that we update the estimates on an interim basis. While we believe the assumptions used to measure our pension and postretirement benefit obligations are reasonable, differences in actual experience or changes in assumptions may materially affect our pension and postretirement benefit obligations and future expense. See Note 12, Employee Benefit Plans and Other Postretirement Benefits, for additional information.

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

Asset Retirement Obligations

The Company accounts for its retirement obligations related predominantly to landfill closure, wastewater treatment pond dredging, closed-site monitoring costs, and certain leasehold improvements under ASC 410, Asset Retirement and Environmental Obligations, which requires recognition of legal obligations associated with the retirement of long-lived assets whether these assets are owned or leased. These legal obligations are recognized at fair value at the time that the obligations are incurred. When we record the liability, we capitalize the cost by increasing the carrying amount of the related long-lived asset, which is amortized to expense over the useful life of the asset. See Note 13, Asset Retirement Obligations, for additional information.

Deferred Debt Issuance Costs

PCA has capitalized certain costs related to obtaining its financing. These costs are amortized to interest expense using the effective interest rate method over the terms of the related financing, which range from 10 to 30 years. At December 31, 2020 and 2019, deferred debt issuance costs were $14.3 million and $16.3 million, respectively, and were recorded in “Long-Term Debt” on our Consolidated Balance Sheets.

Cutting Rights and Fiber Farms

We lease the cutting rights to approximately 71,000 acres of timberland. For our cutting rights, we capitalize the annual lease payments and reforestation costs associated with these leases. Costs are recorded as depletion when the timber or fiber is harvested and used in operations or sold to customers. Capitalized long-term lease costs for our cutting rights, primarily recorded in “Other long-term assets” on our Consolidated Balance Sheets, were $20.3 million and $21.6 million as of December 31, 2020 and 2019, respectively. The amount of depletion expense was $3.1 million, $2.7 million, and $7.6 million for the years ended December 31, 2020, 2019, and 2018, respectively.

Deferred Software Costs

PCA capitalizes costs related to the purchase and development of software, which is used in its business operations. The costs attributable to these software systems are amortized over their estimated useful lives based on various factors such as the effects of obsolescence, technology, and other economic factors. Net capitalized software costs recorded in “Other long-term assets” on our Consolidated Balance Sheets were $4.8 million and $1.4 million for the years ended December 31, 2020 and 2019, respectively. Software amortization expense was $1.1 million, $0.9 million, and $2.1 million for the years ended December 31, 2020, 2019, and 2018, respectively.

During 2019, the Company early adopted ASU 2018-15, Intangibles – Goodwill and Other – Internal Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which includes amendments to align the accounting for costs incurred to implement a cloud computing arrangement that is a service contract with the guidance on capitalizing costs associated with developing or obtaining internal-use software. As of December 31, 2020, capitalized costs associated with cloud computing arrangements were $4.0 million. These costs were immaterial as of December 31, 2019.

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

Trade Agreements

PCA regularly trades containerboard with other manufacturers primarily to reduce shipping costs. These agreements are entered into with other producers on an annual basis, pursuant to which both parties agree to ship an identical number of tons of containerboard to each other within the agreement period. These agreements lower transportation costs by allowing each party’s containerboard mills to ship containerboard to the other party’s closer corrugated products plant. PCA tracks each shipment to ensure that the other party’s shipments to PCA match PCA’s shipments to the other party during the agreement period. Such transfers are possible because certain grades of containerboard are commodity products with no distinguishing product characteristics. These transactions are accounted for at carrying value, and revenue is not recorded as the transactions do not represent the culmination of an earnings process. The transactions are recorded into inventory accounts, and no sale or income is recorded until such inventory is converted to a finished product and sold to an end-use customer.

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

Effective January 1, 2020, the Company adopted ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. ASU 2018-13 removes or modifies certain disclosure requirements and adds additional requirements to improve the usefulness of the fair value measurement disclosure for financial statement users. Certain new requirements of ASU 2018-13 are required to be applied prospectively for the first interim period of the initial year of adoption. However, the modifications and removal of certain information needs to be applied retrospectively. The adoption of this Update did not have a significant impact on the Company’s related disclosures as reflected in this Annual Report on Form 10-K.

Effective for the annual period ended December 31, 2020, the Company adopted ASU 2018-14, Compensation – Retirement Benefits – Defined Benefit Plans – General (Subtopic 715-20): Disclosure Framework – Changes to the Disclosure Requirements for Defined Benefit Plans. ASU 2018-14 removes certain disclosures that are not considered cost beneficial, clarifies certain required disclosures, and adds additional disclosures. The amendments in this ASU were applied retrospectively in this Annual Report on Form 10-K and did not have a significant impact on the disclosures for our defined pension benefit plans and other postretirement benefits.

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

Supplemental balance sheet information related to our operating leases was as follows (dollars in millions):

	Year Ended December 31,
	2020	2019
Operating lease right-of-use assets	$234.2	$234.3

Current portion of operating lease obligations	$68.9	$62.6
Long-term portion of operating lease obligations	173.6	177.6
Total operating lease obligations	$242.5	$240.2

Supplemental balance sheet information related to our finance leases was as follows (dollars in millions):

	Year Ended December 31,
	2020	2019
Buildings	$0.3	$0.3
Machinery and equipment	28.5	28.5
Total	28.8	28.8
Less accumulated amortization	(19.6)	(18.1)
Total	$9.2	$10.7

Current portion of finance lease obligations	$1.6	$1.5
Long-term portion of finance lease obligations	14.4	16.0
Total finance lease obligations	$16.0	$17.5

The Company was obligated under finance leases covering buildings and machinery and equipment in the amount of $16.0 million and $17.5 million at December 31, 2020 and 2019, respectively. Amortization of assets under finance lease obligations is included in depreciation expense.

For both operating and finance leases, the weighted average remaining lease term in years and weighted average discount rates were as follows:

	Year Ended December 31,
	2020	2019
Weighted-average remaining lease term (years):
Operating leases	5.3	5.6
Finance leases	7.8	8.8
Weighted-average discount rate:
Operating leases	3.79%	4.23%
Finance leases	6.66%	6.66%

The components of lease expense were as follows (dollars in millions):

	Year Ended December 31,
	2020	2019
Finance lease cost:
Amortization of finance lease assets	$1.5	$1.5
Interest on lease liabilities	1.1	1.2
Total finance lease cost	2.6	2.7
Operating lease cost	74.4	70.2
Short-term lease cost	18.0	19.2
Variable lease cost	12.9	13.7
Total lease cost	$107.9	$105.8

Total lease expense, including base rent on all leases and executory costs, such as insurance, taxes, and maintenance, for the year ended December 31, 2018 was $115.1 million. These costs are included in “Cost of sales” and “Selling, general, and administrative expenses” in our Consolidated Statements of Income. We had an insignificant amount of sublease rental income for the years ended December 31, 2020 and 2019 and no sublease rental income for the year ended December 31, 2018.

Interest expense related to finance lease obligations for the year ended December 31, 2018 was $1.3 million.

Supplemental cash flow information related to leases was as follows (dollars in millions):

	Year Ended December 31,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$(68.2)	$(60.0)
Operating cash flows for finance leases	(1.5)	(1.5)
Financing cash flows for finance leases	(1.1)	(1.2)
Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	$(35.7)	$(27.7)
Finance leases	—	—

Supplemental non-cash information on changes in lease liabilities	$34.8	$44.5
Supplemental non-cash information on changes in right-of-use assets	$35.8	$21.4

The future minimum payments under operating and finance lease liabilities at December 31, 2020 were as follows (dollars in millions):

	Operating Leases	Finance Leases
2021	$76.7	$2.7
2022	58.9	2.7
2023	42.3	2.7
2024	30.3	2.7
2025	21.1	2.7
Thereafter	40.4	7.0
Total lease payments	269.7	20.5
Less imputed interest (a)	(27.2)	(4.5)
Present value of lease liabilities	$242.5	$16.0
(a)	Calculated using the incremental borrowing rate for each lease applied to the future payments.

4.	Revenue

Revenue Recognition

Revenue is recognized when control of the promised goods or services is transferred to customers in an amount that reflects the consideration expected to be received in exchange for those goods or services. Sales, value added, and other taxes collected concurrently with revenue-producing activities are excluded from revenue.

The following table presents our revenues disaggregated by product line (dollars in millions):

	Year Ended December 31,
	2020	2019	2018
Packaging	$5,919.5	$5,932.2	$5,938.5
Paper	674.8	964.3	1,002.0
Corporate and Other	63.9	67.8	74.1
Total revenue	$6,658.2	$6,964.3	$7,014.6

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

	Year Ended December 31,
	2020	2019	2018
Numerator:
Net income	$461.0	$696.4	$738.0
Less: distributed and undistributed earnings allocated to participating securities	(3.6)	(5.2)	(5.7)
Net income attributable to common stockholders	$457.4	$691.2	$732.3
Denominator:
Weighted average common shares outstanding	94.1	93.8	93.7
Effect of dilutive securities	0.3	0.3	0.2
Diluted common shares outstanding	94.4	94.1	93.9
Basic income per common share	$4.86	$7.36	$7.82
Diluted income per common share	$4.84	$7.34	$7.80

6.	Other Expense, Net

The components of other expense, net, were as follows (dollars in millions):

	Year Ended December 31,
	2020	2019	2018
Asset disposals and write-offs (a)	$(26.5)	$(25.0)	$(17.3)
Facilities closure and other costs (b)	(19.1)	(0.3)	(1.6)
Wallula mill restructuring (c)	—	(0.7)	(14.9)
Insurance deductible for property damage (d)	—	—	(0.5)
Acquisition and integration related costs (e)	—	—	(0.2)
Other	(5.1)	(6.7)	(6.7)
Total	$(50.7)	$(32.7)	$(41.2)

(a)	For 2019, includes $3.0 million of charges for the disposal of fixed assets related to the containerboard mill conversion at our DeRidder, Louisiana mill.
(b)

For 2020, includes charges consisting of restructuring costs for paper administrative functions and closure costs related to corrugated products facilities, substantially all of which relates to the previously announced closure of the San Lorenzo, California facility during the second quarter of 2020, partially offset by income related to the sale of a closed corrugated products facility during the second quarter of 2020. For 2019, includes charges consisting of closure costs related to corrugated products facilities, partially offset by income from the sale of a building related to a closed corrugated products facility. For 2018, includes charges consisting of closure costs related to corrugated products facilities.

(c)

Includes charges related to the discontinuation of production of uncoated free sheet and coated one-side white paper grades at the Wallula, Washington mill in the second quarter of 2018 and the conversion of the No. 3 paper machine to produce virgin kraft linerboard.

(d)	Includes charges for the property damage insurance deductible for a weather-related incident at one of our corrugated products facilities.
(e)	Includes charges for acquisition and integration costs related to recent acquisitions.

7.	Income Taxes

The following is an analysis of the components of the consolidated income tax provision (dollars in millions):

	Year Ended December 31,
	2020	2019	2018
Current income tax provision -
U.S. federal	$109.4	$123.2	$150.7
State and local	27.5	37.0	42.9
Foreign	0.1	0.1	0.2
Total current provision for taxes	137.0	160.3	193.8
Deferred income tax provision (benefit) -
U.S. federal	26.8	55.3	34.7
State and local	8.0	5.0	4.0
Foreign	(0.1)	—	—
Total deferred provision (benefit) for taxes	34.7	60.3	38.7
Total provision for taxes	$171.7	$220.6	$232.5

The effective tax rate varies from the U.S. federal statutory tax rate principally due to the following (dollars in millions):

	2020	2019	2018
Provision computed at U.S. federal statutory rate of 21%	$132.9	$192.6	$203.8
Federal tax reform	—	—	(2.0)
State and local taxes, net of federal benefit	28.4	35.7	36.9
Goodwill impairment (a)	11.6	—	—
Other	(1.2)	(7.7)	(6.2)
Total	$171.7	$220.6	$232.5

(a)	For additional information regarding the impairment of goodwill within our Paper reporting unit, see Note 8, Goodwill and Intangible Assets.

The following details the scheduled expiration dates of our tax effected net operating loss (NOL) and other tax carryforwards at December 31, 2020 (dollars in millions):

	2021 Through 2030	2031 Through 2040	Indefinite	Total
U.S. federal NOLs	$25.6	$—	$—	$25.6
State taxing jurisdiction NOLs	1.3	0.2	—	1.5
Non-U.S. taxing jurisdiction NOLs	—	0.1	—	0.1
U.S. federal tax credit carryforwards	0.1	—	—	0.1
U.S. federal and non-U.S. capital loss carryforwards	0.4	—	0.1	0.5
Total	$27.4	$0.3	$0.1	$27.8

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts for income tax purposes. Deferred income tax assets and liabilities at December 31 are summarized as follows (dollars in millions):

	December 31,
	2020	2019
Deferred tax assets:
Pension and postretirement benefits	$70.1	$90.7
Lease obligations	60.6	59.2
Employee benefits and compensation	39.3	35.5
Net operating loss carryforwards	27.2	30.8
Restricted stock and performance units	9.6	11.2
Inventories	5.9	14.1
Accrued liabilities	5.3	6.1
Capital loss and general business credit carryforwards	0.6	3.2
Derivatives	0.1	0.1
Gross deferred tax assets	218.7	250.9
Valuation allowance (b)	(0.5)	(3.0)
Net deferred tax assets	$218.2	$247.9
Deferred tax liabilities:
Property, plant and equipment	$(465.6)	$(459.1)
Goodwill and intangible assets	(72.7)	(70.8)
Right-of-use assets	(59.3)	(58.1)
Total deferred tax liabilities	$(597.6)	$(588.0)

Net deferred tax liabilities (c)	$(379.4)	$(340.1)

(b)

Deferred tax assets are reduced by a valuation allowance when it is more likely than not that some portion of the deferred tax assets will not be realized. Both the 2020 and 2019 valuation allowance relates to capital losses. We do not expect to generate capital gains before the capital losses expire. If or when recognized, the tax benefits relating to the reversal of any or all of the valuation allowance would be recognized as a benefit to income tax expense.

(c)

As of December 31, 2020, we did not recognize U.S. deferred income taxes on our cumulative total of undistributed foreign earnings for our foreign subsidiaries. We indefinitely reinvest our earnings in operations outside the United States. It is not practicable to determine the amount of unrecognized deferred tax liability on these undistributed earnings because the actual tax liability, if any, is dependent on circumstances existing when the repatriation occurs.

Cash payments for federal, state, and foreign income taxes were $115.6 million, $172.7 million, and $140.8 million for the years ended December 31, 2020, 2019, and 2018, respectively.

The following table summarizes the changes related to PCA’s gross unrecognized tax benefits excluding interest and penalties (dollars in millions):

	2020	2019	2018
Balance as of January 1	$(4.8)	$(4.6)	$(4.8)
Increases related to prior years’ tax positions	—	(0.1)	(0.1)
Increases related to current year tax positions	(0.4)	(0.4)	(0.3)
Expiration of the statute of limitations	—	0.3	0.6
Balance at December 31	$(5.2)	$(4.8)	$(4.6)

At December 31, 2020, PCA had recorded a $5.2 million gross reserve for unrecognized tax benefits, excluding interest and penalties. Of the total, $4.6 million (net of the federal benefit for state taxes) would impact the effective tax rate if recognized.

PCA recognizes interest accrued related to unrecognized tax benefits and penalties as income tax expense. For both years ended December 31, 2020 and 2019, we had $1.2 million of interest and penalties recorded for unrecognized tax benefits.

During the next 12 months, it is possible that PCA's unrecognized tax benefits related to state apportionment issues could decrease by approximately $3.1 million due to settlements with state taxing authorities.

PCA is subject to income taxation in the United States, various state and local jurisdictions, Canada and Hong Kong.  A federal examination of the 2016 tax year commenced in April 2019. The tax years 2016 - 2020 remain open to federal examination. The tax years 2016 - 2020 remain open to state examinations. Some foreign tax jurisdictions are open to examination for the 2009 tax year forward. Through the Boise acquisition, PCA recorded net operating losses and credit carryforwards from 2008 through 2011 and 2013 that are subject to examinations and adjustments for at least three years following the year in which utilized.

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

Goodwill

Due to the triggering event identified above an interim quantitative impairment analysis was performed as of May 31, 2020 for the Paper reporting unit, which is the same as our Paper reportable segment. We estimated the fair value of the Paper reporting unit using a combination of the income approach and the market approach, as further described below. Based on the evaluation performed, we determined that the carrying value of the Paper reporting unit exceeded its fair value, which resulted in a goodwill impairment charge totaling $55.2 million. The impairment charge is included in “Goodwill impairment” on our Consolidated Statements of Income and Comprehensive Income and is not tax deductible.

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

Goodwill represents the excess of the cost of an acquired business over the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed in a business combination. At both December 31, 2020 and 2019, we had $863.5 million of goodwill recorded in our Packaging segment on our Consolidated Balance Sheets. At December 31, 2020 and 2019, we had $0 million and $55.2 million of goodwill recorded in our Paper segment on our Consolidated Balance Sheets, respectively.

Changes in the carrying amount of our goodwill were as follows (dollars in millions):

			Total
	Packaging	Paper	Goodwill
Balance at January 1, 2019	$862.1	$55.2	$917.3
Acquisitions (a)	1.4	—	1.4
Balance at December 31, 2019	863.5	55.2	918.7
Impairment of Paper segment	—	(55.2)	(55.2)
Balance at December 31, 2020	$863.5	$—	$863.5

(a)	During 2019, the Company recorded a $1.4 million adjustment to increase the goodwill balance for the Company’s October 2018 acquisition of Englander.

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

The weighted average useful life, gross carrying amount, and accumulated amortization of our intangible assets were as follows (dollars in millions):

	As of December 31, 2020			As of December 31, 2019
	Weighted Average Remaining Useful Life (in Years)	Gross Carrying Amount	Accumulated Amortization	Weighted Average Remaining Useful Life (in Years)	Gross Carrying Amount	Accumulated Amortization
Customer relationships (b)(c)	9.1	$503.8	$220.2	10.0	$503.8	$180.2
Trademarks and trade names	9.3	34.8	23.0	9.5	34.8	20.6
Other	1.2	4.3	3.8	2.1	4.3	3.3
Total intangible assets (excluding goodwill)	9.1	$542.9	$247.0	9.9	$542.9	$204.1

(b)

During the second quarter of 2020, the Company recorded a $4.5 million adjustment to decrease the remaining book value of the customer relationships intangible asset as a result of the closure of the San Lorenzo, California corrugated products facility.

(c)

During 2019, a corrugated products facility sold part of its operations which included existing inventory, certain production equipment, and customer relationships corresponding to the operations sold. As a result, the gross carrying amount for the customer relationships intangible asset was decreased by $0.7 million.

Amortization expense was $42.9 million (including the $4.5 million adjustment to the customer relationships intangible asset related to the San Lorenzo, California facility closure, which was written off to amortization expense), $38.6 million, and $40.5 million for the years ended December 31, 2020, 2019, and 2018, respectively. Estimated amortization expense of intangible assets over the next five years is expected to approximate $37.3 million (2021), $34.9 million (2022), $33.9 million (2023), $33.4 million (2024), and $33.2 million (2025).

Impairment Testing

We test goodwill for impairment annually in the fourth quarter or sooner if events or changes in circumstances indicate that the carrying value of the asset may exceed fair value. Additionally, when we experience changes to our business or operating environment, we evaluate the remaining useful lives and recoverability of our finite-lived purchased intangible assets to determine whether any adjustments to the useful lives or impairment are necessary. As discussed above, as a result of the COVID-19 pandemic, we performed an interim quantitative impairment analysis of the goodwill and long-lived assets, including intangible assets, within our Paper reporting unit as of May 31, 2020 and recorded a goodwill impairment charge of $55.2 million. We also completed our annual test in the fourth quarter, and there was no further indication of goodwill or intangible asset impairment.

9.	Accrued Liabilities

The components of accrued liabilities were as follows (dollars in millions):

	December 31,
	2020	2019
Compensation and benefits	$126.5	$124.5
Customer volume discounts and rebates	27.1	27.9
Medical insurance and workers’ compensation	25.5	26.3
Franchise, property, sales and use taxes	16.5	15.3
Environmental liabilities and asset retirement obligations	4.6	5.6
Severance, retention, and relocation	4.1	3.5
Other	11.9	14.4
Total	$216.2	$217.5

10.	Debt

At December 31, 2020 and 2019, our long-term debt and interest rates on that debt were as follows (dollars in millions):

	December 31, 2020		December 31, 2019
	Amount	Interest Rate	Amount	Interest rate
Revolving Credit Facility, due August 2021	$—	—%	$—	—%
4.50% Senior Notes, net of discount of $0.6 million and $0.8 million as of December 31, 2020 and 2019, respectively, due November 2023	699.4	4.50%	699.2	4.50%
3.65% Senior Notes, net of discount of $0.5 million and $0.6 million as of December 31, 2020 and 2019, respectively, due September 2024	399.5	3.65%	399.4	3.65%
3.40% Senior Notes, net of discount of $1.2 million and $1.3 million as of December 31, 2020 and 2019, respectively, due December 2027	498.8	3.40%	498.7	3.40%
3.00% Senior Notes, net of discount of $0.6 million and $0.7 million as of December 31, 2020 and 2019, respectively, due December 2029	499.4	3.00%	499.3	3.00%
4.05% Senior Notes, net of discount of $3.4 million and $3.5 million as of December 31, 2020 and 2019, respectively, due December 2049	396.6	4.05%	396.5	4.05%
Total	2,493.7	3.77%	2,493.1	3.77%
Less current portion	—	—%	—	—%
Less unamortized debt issuance costs	14.3		16.3
Total long-term debt	$2,479.4	3.77%	$2,476.8	3.77%

On November 21, 2019, the Company issued $500.0 million of 3.00% senior notes due 2029 and $400.0 million of 4.05% senior notes due 2049, through a registered public offering and notified the holders of its $500.0 million of 2.45% notes due December 15, 2020 and $400.0 million of 3.90% notes due June 15, 2022 that it would redeem those notes in December 2019. On December 6, 2019, PCA completed the redemption of the old 2.45% notes for $509.7 million, which included a redemption premium of $3.8 million and $5.8 million of accrued and unpaid interest. On December 23, 2019, PCA completed the redemption of the old 3.90% notes for $418.7 million, which included a redemption premium of $18.4 million and $0.3 million of accrued and unpaid interest. PCA used the proceeds of the offering of the new 3.00% and 4.05% notes and cash on hand to fund the redemptions and the $8.3 million of debt issuance costs. The debt issuance costs are amortized to interest expense using the effective interest method over the terms of the notes.

As of December 31, 2020, the details of our borrowings were as follows:

•

Senior Unsecured Credit Agreement. On August 29, 2016, we entered into an amended and restated credit facility, which included a term loan facility (that was subsequently repaid in full in 2017) to finance an acquisition and a five-year revolving credit facility to 2021. Currently, our credit facility only includes a $350.0 million unsecured revolving credit facility with variable interest (LIBOR plus a margin) due August 2021. During 2020, we did not borrow under the Revolving Credit Facility. At December 31, 2020, we had $23.7 million of outstanding letters of credit that were considered outstanding on the revolving credit facility, resulting in $326.3 million of unused borrowing capacity. The outstanding letters of credit were primarily for workers compensation. We are required to pay commitment fees on the unused portions of the credit facility.

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

The instruments governing our indebtedness contain financial and other covenants that limit the ability of PCA and its subsidiaries to enter into sale and leaseback transactions, incur liens, incur indebtedness at the subsidiary level, enter into certain transactions with affiliates, merge or consolidate with any other person or sell or otherwise dispose of all or substantially all of our assets. Our credit facility also requires us to comply with certain financial covenants, including maintaining a minimum interest coverage ratio and a maximum leverage ratio. A failure to comply with these restrictions could lead to an event of default, which could result in an acceleration of any outstanding indebtedness and/or prohibit us from drawing on the revolving credit facility. An acceleration under the revolving credit facility may also constitute an event of default under the senior notes indenture. At December 31, 2020, we were in compliance with these covenants.

At December 31, 2020, we have $2,493.7 million of fixed-rate senior notes outstanding. At December 31, 2020, the fair value of our fixed-rate debt was estimated to be $2,827.1 million. The difference between the book value and fair value is due to the difference between the period-end market interest rate and the stated rate of our fixed-rate debt. We estimated the fair value of our fixed-rate debt using quoted market prices (Level 2 inputs), discussed further in Note 2, Summary of Significant Accounting Policies.

Repayments, Interest, and Other

In 2020, we did not repay any outstanding debt, as we did not have any maturities of our Senior Notes during 2020.

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

As of December 31, 2020, annual principal maturities for debt, excluding unamortized debt discount, are: none for 2021 through 2022, $700.0 million for 2023; $400.0 million for 2024; and $1.4 billion for 2025 and thereafter.

Interest payments paid in connection with the Company’s debt obligations for the years ended December 31, 2020, 2019, and 2018 were $97.0 million, $114.0 million (including redemption premiums of $22.2 million), and $97.0 million, respectively.

Included in interest expense, net, are amortization of financing costs and, for 2019 and 2018, amortization of treasury lock settlements. Amortization of financing costs in 2020, 2019, and 2018 was $2.0 million, $4.5 million (including a $1.8 million write-off of deferred debt issuance costs related to the November 2019 debt refinancing), and $2.7 million, respectively. Amortization of treasury lock settlements was an $18.2 million net loss in 2019 (including a $13.1 million write-off of the remaining balance for treasury locks related to the November 2019 debt refinancing) and a $5.3 million net loss in 2018.

11.Cash, Cash Equivalents, and Marketable Debt Securities

The following table shows the Company’s cash and available-for-sale (AFS) debt securities by major asset category at December 31, 2020 and 2019 (in millions):

	December 31, 2020
	Adjusted Cost Basis	Unrealized Gain	Unrealized Loss	Fair Value	Cash and Cash Equivalents	Short-Term Marketable Debt Securities	Long-Term Marketable Debt Securities
Cash and cash equivalents	$970.5	$—	$—	$970.5	$970.5	$—	$—
Level 1 (a):
Money market funds	0.6	—	—	0.6	0.6	—	—
U.S. Treasury securities	28.1	0.2	—	28.3	—	18.9	9.4
Subtotal	28.7	0.2	—	28.9	0.6	18.9	9.4
Level 2 (b):
Certificates of deposit	5.9	—	—	5.9	1.1	4.8	—
Commercial paper	3.2	—	—	3.2	1.0	2.2	—
U.S. government agency securities	6.6	—	—	6.6	—	2.6	4.0
Corporate debt securities	107.5	0.3	—	107.8	1.4	77.1	29.3
Subtotal	123.2	0.3	—	123.5	3.5	86.7	33.3
Total	$1,122.4	$0.5	$—	$1,122.9	$974.6	$105.6	$42.7

	December 31, 2019
	Adjusted Cost Basis	Unrealized Gain	Unrealized Loss	Fair Value (c)	Cash and Cash Equivalents	Short-Term Marketable Debt Securities	Long-Term Marketable Debt Securities
Cash and cash equivalents	$675.6			$675.6	$675.6	$—	$—
Level 1 (a):
Money market funds	0.1	—	—	0.1	0.1	—	—
U.S. Treasury securities	27.1	—	—	27.1	3.1	11.5	12.5
Subtotal	27.2	—	—	27.2	3.2	11.5	12.5
Level 2 (b):
Certificates of deposit	3.9	—	—	3.9	—	3.9	—
Commercial paper	5.6	—	—	5.6	0.7	4.9	—
U.S. government agency securities	7.0	—	—	7.0	—	3.0	4.0
Corporate debt securities	106.2	—	—	106.2	—	64.6	41.6
Subtotal	122.7	—	—	122.7	0.7	76.4	45.6
Total	$825.5	$—	$—	$825.5	$679.5	$87.9	$58.1

(a)	Valuations based on quoted prices for identical assets and liabilities in active markets.
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

For the year ended December 31, 2020 and 2019, net realized gains and losses on the sales and maturities of certain marketable debt securities were insignificant.

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

As of December 31, 2020 and 2019, we do not consider any of the impairments related to our marketable debt securities to be the result of credit losses. Therefore, we have not recorded an allowance for credit losses related to our marketable debt securities. All unrealized gains and losses were recorded in OCI. Additionally, we recorded no other-than-temporary impairment charges on our AFS securities for the year ended December 31, 2019 under prior year guidance ASU 2016-01, Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities.

The following table provides information about the Company’s marketable debt securities that have been in a continuous loss position as of December 31, 2020 and 2019 (in millions, except number of marketable debt securities in a loss position):

	December 31, 2020			December 31, 2019
	Fair Value of Marketable Debt Securities	Number of Marketable Debt Securities in a Loss Position	Unrealized Losses (d)	Fair Value of Marketable Debt Securities	Number of Marketable Debt Securities in a Loss Position	Unrealized Losses (d)
Corporate debt securities	$42.9	56	$—	$63.3	61	$—
Commercial paper	2.2	1	—	0.8	1	—
U.S. Treasury securities	1.7	3	—	14.0	9	—
Certificates of deposit	1.3	2	—	—	—	—
	$48.1	62	$—	$78.1	71	$—

(d)	Unrealized losses were insignificant for the periods ended December 31, 2020 and 2019.
12.	Employee Benefit Plans and Other Postretirement Benefits

PCA has defined pension benefit plans for both salaried and hourly employees. The plans covering salaried employees are closed to new entrants with only certain current active participants still accruing benefits. The plans covering certain hourly employees are closed to new participants. We also have a Supplemental Executive Retirement Plan (SERP) and other nonqualified defined benefit pension plans that provide unfunded supplemental retirement benefits to certain of our current and former management employees. The SERP provides for incremental pension benefits in excess of those offered in our principal pension plans.

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

	Pension Plans		Postretirement Plans
	Year Ended December 31		Year Ended December 31
	2020	2019	2020	2019
Change in Benefit Obligation:
Benefit obligation at beginning of period	$1,420.1	$1,204.9	$14.5	$14.6
Service cost	23.0	24.5	0.3	0.3
Interest cost	39.8	47.0	0.4	0.5
Plan amendments	1.3	2.3	—	(0.3)
Actuarial (gain) loss (a)	132.0	188.6	(1.5)	0.2
Participant contributions	—	—	0.9	1.1
Benefits paid	(50.6)	(47.2)	(1.5)	(1.9)
Benefit obligation at plan year end	$1,565.6	$1,420.1	$13.1	$14.5
Accumulated benefit obligation portion of above	$1,520.4	$1,374.4
Change in Fair Value of Plan Assets:
Plan assets at fair value at beginning of period	$1,073.8	$873.2	$—	$—
Actual return on plan assets	193.8	188.9	—	—
Company contributions	83.7	58.9	0.6	0.8
Participant contributions	—	—	0.9	1.1
Benefits paid	(50.6)	(47.2)	(1.5)	(1.9)
Fair value of plan assets at plan year end	$1,300.7	$1,073.8	$—	$—
Underfunded status	$(264.9)	$(346.3)	$(13.1)	$(14.5)
Amounts Recognized on Consolidated Balance Sheets:
Current liabilities	(1.2)	(1.4)	(0.6)	(0.7)
Noncurrent liabilities	(263.7)	(344.9)	(12.5)	(13.8)
Accrued obligation recognized at December 31	$(264.9)	$(346.3)	$(13.1)	$(14.5)
Amounts Recognized in Accumulated Other Comprehensive Loss (Income) (Pre-Tax):
Prior service cost (credit)	$21.7	$24.7	$(4.9)	$(5.3)
Actuarial loss (gain)	223.5	239.2	(5.5)	(4.4)
Total	$245.2	$263.9	$(10.4)	$(9.7)

(a)

For the year ended December 31, 2020, the most significant driver of the increase in benefit obligations for the plans was the actuarial losses due to the decrease in the discount rate assumption. The OPEB plans experienced a net actuarial gain primarily due to changes in demographic assumptions that were partially offset by the effect of the change in the discount rate assumption. For the year ended December 31, 2019, the benefit obligation loss for the pension plans was due largely to a decrease in the discount rate assumption and a change in the mortality assumption to adopt the Society of Actuaries’ newly released longevity study. For the OPEB plans, the net loss on the benefit obligation was driven by the decrease in the discount rate assumption partially offset by the effect of favorable demographic experience and the repeal of the excise tax originally implemented with the Affordable Care Act.

Components of Net Periodic Benefit Cost and Other Comprehensive (Income) Loss

The components of net periodic benefit cost and other comprehensive (income) loss (pretax) were as follows (dollars in millions):

	Pension Plans			Postretirement Plans
	Year Ended December 31,			Year Ended December 31,
	2020	2019	2018	2020	2019	2018
Service cost	$23.0	$24.5	$25.0	$0.3	$0.3	$0.3
Interest cost	39.8	47.0	42.4	0.4	0.5	0.5
Expected return on plan assets	(56.8)	(52.1)	(56.7)	—	—	—
Net amortization of unrecognized amounts:
Prior service cost (credit)	4.3	6.3	6.9	(0.4)	(0.3)	(0.3)
Actuarial loss (gain)	10.8	7.0	9.4	(0.4)	(0.4)	(0.2)
Net periodic benefit cost	$21.1	$32.7	$27.0	$(0.1)	$0.1	$0.3
Changes in plan assets and benefit obligations recognized in other comprehensive (income) loss:
Actuarial net loss (gain)	$(5.0)	$51.8	$(4.6)	$(1.5)	$0.2	$(1.2)
Prior service cost (credit)	1.3	2.3	3.0	—	(0.3)	(0.3)
Amortization of prior service cost (credit)	(4.3)	(6.3)	(6.9)	0.4	0.3	0.3
Amortization of actuarial loss (gain)	(10.8)	(7.0)	(9.4)	0.4	0.4	0.2
Total recognized in other comprehensive loss (income) (b)	$(18.8)	$40.8	$(17.9)	$(0.7)	$0.6	$(1.0)
Total recognized in net periodic benefit cost and other comprehensive loss (income) (pre-tax)	$2.3	$73.5	$9.2	$(0.8)	$0.7	$(0.7)

(b)

Accumulated losses in excess of 10% of the greater of the projected benefit obligation or the market-related value of assets will be recognized on a straight-line basis over the average remaining service period of active employees in PCA plans (which is between seven and nine years) and over the average remaining lifetime of inactive participants of Boise plans (which is between 23 and 26 years), to the extent that losses are not offset by gains in subsequent years.

The accumulated benefit obligations for the plans with obligations in excess of plan assets is $1.4 billion.

Assumptions

The following table presents the assumptions used in the measurement of our benefits obligations:

	Pension Plans			Postretirement Plans
	December 31,			December 31,
	2020	2019	2018	2020	2019	2018
Weighted-Average Assumptions Used to Determine Benefit Obligations at December 31:
Discount rate	2.57%	3.25%	4.31%	2.60%	3.18%	4.21%
Rate of compensation increase	4.00%	4.00%	4.00%	N/A	N/A	N/A
Weighted-Average Assumptions Used to Determine Net Periodic Benefit Cost for the Years Ended December 31:
Discount rate	3.25%	4.31%	3.66%	3.18%	4.21%	3.57%
Expected return on plan assets	5.29%	6.06%	6.06%	N/A	N/A	N/A
Rate of compensation increase	4.00%	4.00%	4.00%	N/A	N/A	N/A

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

Asset Return Assumption. The expected return on plan assets reflects the expected long-term rates of return for the categories of investments currently held in the plans as well as anticipated returns for additional contributions made in the future. The expected long-term rate of return is adjusted when there are fundamental changes in expected returns on the plan investments. The weighted-average expected return on plan assets we will use in our calculation of 2021 net periodic pension benefit cost is 4.91%.

Rate of Compensation Increase. The rate of compensation increase is determined by PCA based upon annual reviews. The compensation increase assumption is not applicable for all plans as many of our pension plans are frozen and not accruing benefits.

Health Care Cost Trend Rate Assumptions. PCA assumed health care cost trend rates for its postretirement benefits plans were as follows:

	2020	2019	2018
Health care cost trend rate assumed for next year	6.82%	7.09%	7.24%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.50%	4.50%	4.44%
Year that the rate reaches the ultimate trend rate	2029	2029	2028

Postretirement Health Care Plan Assumptions. For postretirement health care plan accounting, PCA reviews external data and its own historical trends for health care costs to determine the health care cost trend rate assumption.

Investment Policies and Strategies

PCA has retained the services of professional advisors to oversee pension investments and provide recommendations regarding investment strategy. PCA’s overall strategy and related apportionments between equity and debt securities may change from time to time based on market conditions, external economic factors, and the funded status of the plans. The general investment objective for all of our plan assets is to optimize growth of the pension plan trust assets, while minimizing the risk of significant losses to enable the plans to satisfy their benefit payment obligations over time. The objectives take into account the long-term nature of the benefit obligations, the liquidity needs of the plans, and the expected risk/return trade-offs of the asset classes in which the plans may choose to invest. Assets of our pension plans were invested in the following classes of securities at December 31, 2020 and 2019:

	Percentage of Fair Value at December 31,
	2020	2019
Fixed income securities	48%	50%
International equity securities	29%	27%
Domestic equity securities	21%	22%
Other	2%	1%

At December 31, 2020, the targeted investment allocations differed between the plans based on funded status. Our retirement committee reviews the investment allocations for reasonableness at a minimum, semi-annually.

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

Fair Value Measurements of Plan Assets

The following tables set forth, by level within the fair value hierarchy, discussed in Note 2, Summary of Significant Accounting Policies, the pension plan assets, by major asset category, at fair value at December 31, 2020 and 2019 (dollars in millions):

	Fair Value Measurements at December 31, 2020
Asset Category	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Net Asset Value (NAV) (a)	Total
Short-term investments	$—	$25.1	$—	$—	$25.1
Common/collective trust funds:
International equities	198.4	32.8	—	136.9	368.1
Domestic equities	—	276.9	—	—	276.9
Corporate and government bonds:
Corporate bonds	—	318.3	—	—	318.3
Government bonds and agencies	—	243.4	—	—	243.4
Fixed income	—	49.4	—	—	49.4
Municipal bonds	—	15.9	—	—	15.9
Private equity securities (b)	—	—	2.0	—	2.0
Total securities at fair value	$198.4	$961.8	$2.0	$136.9	$1,299.1
Accrued income					1.6
Total fair value of plan assets					$1,300.7

	Fair Value Measurements at December 31, 2019
Asset Category	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Net Asset Value (NAV) (a)	Total
Cash and short-term investments	$—	$14.9	$—	$—	$14.9
Common/collective trust funds:
International equities	163.0	20.8	—	102.3	286.1
Domestic equities	—	240.5	—	—	240.5
Corporate and government bonds:
Fixed income	140.4	154.6	—	—	295.0
Government bonds and agencies	—	160.7	—	—	160.7
Corporate bonds	—	70.6	—	—	70.6
Municipal bonds	—	5.8		—	5.8
Private equity securities (b)	—	—	2.6	—	2.6
Total securities at fair value	$303.4	$667.9	$2.6	$102.3	$1,076.2
Accrued expenses and receivables					(2.4)
Total fair value of plan assets					$1,073.8

(a)

In accordance with ASC 820, Fair Value Measurement, certain investments that do not have readily-determinable fair values are measured at fair value using the net asset value (NAV) per share practical expedient and are not classified within the fair value hierarchy.

(b)	Investments in this category are invested in the Pantheon Global Secondary Fund IV, LP. The fund specializes in investments in the private equity secondary market and occasionally directly in private companies to maximize capital growth. Fund investments are carried at fair value as determined quarterly using the market approach to estimate the fair value of private investments. The market approach utilizes prices and other relevant information generated by market transactions, type of security, size of the position, degree of liquidity, restrictions on the disposition, latest round of financing data, current financial position, and operating results, among other factors. In circumstances where fair values are not provided with respect to any of the company's fund investments, the investment advisor will seek to determine the fair value of such investments based on information provided by the general partners or managers of such funds or from other sources. Audited financial statements are provided by fund management annually. Notwithstanding the above, the variety of valuation bases adopted and quality of management data of the ultimate underlying investee companies means that there are inherent difficulties in determining the value of the investments. Amounts realized on the sale of these investments may differ from the calculated values. Boise had originally committed to a $15.0 million investment, with $2.0 million of the commitment unfunded at December 31, 2020.

The following table sets forth a summary of changes in the fair value of the pension plans' Level 3 assets for the year ended December 31, 2020 (dollars in millions):

2020
Balance, beginning of year	$2.6
Acquisitions	—
Purchases	—
Sales	(0.6)
Unrealized gain	—
Balance, end of year	$2.0

Funding and Cash Flows

PCA makes pension plan contributions that are sufficient to fund its actuarially determined costs, generally equal to the minimum amounts required by the Employee Retirement Income Security Act (ERISA). From time to time, PCA may make discretionary contributions based on the funded status of the plans, tax deductibility, income from operations, and other factors. In 2020, 2019, and 2018, we made contributions of $82.5 million, $57.9 million, and $21.8 million, respectively, to our qualified pension plans. We do not have a required minimum contribution amount established for 2021, but we expect to make discretionary contributions to our plans.

The following are estimated benefit payments to be paid to current plan participants by year (dollars in millions). Qualified pension benefit payments are paid from plan assets, while nonqualified pension benefit payments are paid by the Company.

	Pension Plans	Postretirement Plans
2021	$56.5	$0.5
2022	60.2	0.5
2023	63.9	0.5
2024	67.0	0.5
2025 - 2030	456.2	3.4

Defined Contribution Plans

Some of our employees participate in contributory defined contribution savings plans, available to most of our salaried and hourly employees. The defined contribution plans permit participants to make contributions by salary reduction pursuant to Section 401(k) of the Code. PCA made employer-matching contributions of $40.8 million, $39.0 million, and $36.8 million in 2020, 2019, and 2018, respectively. All company-matching contributions to all employees were made in cash. We expense employer matching contributions and charge dividends on shares held by the ESOP to retained earnings. Shares of company stock held by the ESOP are included in basic shares for earnings-per-share computations. At December 31, 2020 and 2019, the ESOP held 1.2 million and 1.5 million shares of Company stock, respectively.

Certain salaried and hourly employees that are not participating in a PCA sponsored defined benefit pension plan receive a service-related company retirement contribution to their defined contribution plan account in addition to any employer matching contribution. This contribution increases with years of service and ranges from 3% to 5% of base pay. We contributed $39.4 million, $36.7 million, and $33.3 million for this retirement contribution during the years ended December 31, 2020, 2019, and 2018, respectively.

Deferred Compensation Plans

Key managers can elect to participate in a deferred compensation plan. The deferred compensation plan is unfunded; therefore, benefits are paid from our general assets. At December 31, 2020 and 2019, we had $22.6 million and $17.4 million, respectively, of liabilities attributable to participation in our deferred compensation plan on our Consolidated Balance Sheets.

13.	Asset Retirement Obligations

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

The following table describes changes to the asset retirement obligation liability (dollars in millions):

	Year Ended December 31,
	2020	2019
Asset retirement obligation at beginning of period	$27.8	$30.0
Accretion expense	1.3	1.5
Payments	(0.8)	(3.5)
Revisions in estimated cash flows (a)	3.5	(0.2)
Asset retirement obligation at end of period	$31.8	$27.8
(a)	For 2020, primarily consists of an adjustment of $4.5 million related to the San Lorenzo, California facility closure.

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

The Company has a long-term equity incentive plan, which allows for grants of stock options, stock appreciation rights, restricted stock, and performance awards to directors, officers, and employees, as well as others who engage in services for PCA. On February 25, 2020, our board of directors approved and, on May 5, 2020, our stockholders approved, the amendment and restatement of the plan. The amendment extended the plan’s term to May 5, 2030 and increased the number of shares of common stock available for issuance under the plan by 1.4 million shares. The total number of shares authorized for past and future awards is 12.0 million shares.

As of December 31, 2020, assuming performance units are measured at the target level of performance, 1.5 million shares remained available for future issuance under the current plan. Forfeitures are added back to the pool of shares of common stock available to be granted at a future date.

Restricted Stock

Restricted stock awards granted to officers and employees generally vest at the end of a four-year period, and restricted stock awards granted to directors vest immediately. A summary of the Company’s restricted stock activity follows:

	2020		2019		2018
	Shares	Weighted Average Grant- Date Fair Value	Shares	Weighted Average Grant- Date Fair Value	Shares	Weighted Average Grant- Date Fair Value
Restricted stock at January 1	716,952	$94.50	743,591	$86.90	739,732	$77.23
Granted	204,960	94.25	199,499	95.48	173,144	114.63
Vested (a)	(244,823)	72.11	(212,809)	68.59	(165,547)	72.84
Forfeitures	(7,987)	99.94	(13,329)	98.86	(3,738)	78.66
Restricted stock at December 31	669,102	$102.55	716,952	$94.50	743,591	$86.90

(a)	The total fair value of awards upon vesting for the years ended December 31, 2020, 2019, and 2018 was $23.6 million, $19.9 million, and $18.9 million, respectively.

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

	2020		2019		2018
	Units	Weighted Average Grant- Date Fair Value	Units	Weighted Average Grant- Date Fair Value	Units	Weighted Average Grant- Date Fair Value
Performance units at January 1	323,147	$96.56	266,704	$90.01	226,558	$77.07
Granted	111,287	99.20	109,545	97.24	83,515	115.35
Vested (b)	(77,017)	67.57	(53,102)	65.03	(43,369)	71.19
Performance units at December 31	357,417	$103.63	323,147	$96.56	266,704	$90.01

(b)

The total fair value of awards upon vesting for the years ended December 31, 2020, 2019, and 2018 was $8.5 million, $5.5 million, and $5.4 million, respectively. Upon vesting of the awards in 2020, 2019, and 2018, PCA issued 86,015 shares, 59,165 shares, and 46,876 shares, respectively. For 2020, 2019, and 2018, these amounts included 8,998 shares, 6,063 shares, and 3,507 shares, respectively, for dividends accrued during the vesting period.

Compensation Expense

Our share-based compensation expense is recorded in “Cost of sales” and “Selling, general, and administrative expenses” Compensation expense for share-based awards recognized in the Consolidated Statements of Income, net of forfeitures was as follows (dollars in millions):

	Year Ended December 31,
	2020	2019	2018
Restricted stock	$20.1	$22.6	$18.6
Performance units	9.9	7.8	4.9
Impact on income before income taxes	30.0	30.4	23.5
Income tax benefit	(7.6)	(7.6)	(5.9)
Impact on net income	$22.4	$22.8	$17.6

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

For performance unit awards made in 2020. 2019, and 2018, in terms of grant date value, 50% used TSR as the performance measure and 50% used ROIC as the performance measure. All units awarded before 2018 used ROIC as the performance measure. The ROIC component of performance unit awards are valued based on the closing price of the stock on the grant date. As the ROIC component contains a performance condition, compensation expense, net of estimated forfeitures, is recorded over the requisite service period based on the most probable number of awards expected to vest. The TSR component of performance unit awards is valued using a Monte Carlo simulation as the TSR component contains a market condition. The Monte Carlo simulation estimates the fair value of the TSR component based on the expected term of the award, a risk-free interest rate, expected dividends, and expected volatility of the Company’s common stock and the common stock of the peer companies. Compensation expense is recorded ratably over the expected term of the award.

The unrecognized compensation expense for all share-based awards was as follows (dollars in millions):

	December 31, 2020
	Unrecognized Compensation Expense	Remaining Weighted Average Recognition Period (in years)
Restricted stock	$25.8	2.5
Performance units	17.6	2.2
Total unrecognized share-based compensation expense	$43.4	2.3

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

15.	Derivative Instruments and Hedging Activities

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

During the fourth quarter of 2019, the Company recorded a charge of $13.1 million in interest expense from the write-off of the remaining treasury lock balance due to the redemption of the 3.90% notes on December 23, 2019. The Company has not entered into any new interest rate protection agreements subsequent to the fourth quarter 2019 write-off of the remaining treasury lock balance.

Derivative Instruments

The impact of derivative instruments on the consolidated statements of income and accumulated OCI was as follows (dollars in millions):

	Loss Reclassified from Accumulated OCI into Income (Effective Portion) Year Ended December 31,
	2020	2019	2018
Amortization of treasury locks (included in interest expense, net)	$—	$(18.2)	$(5.3)

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

16.	Stockholders' Equity

Dividends

During the year ended December 31, 2020, we paid $299.6 million of dividends to shareholders. On December 10, 2020, PCA announced an increase of its quarterly cash dividend on its common stock from an annual rate of $3.16 per share to $4.00 per share. Also, on December 10, 2020, PCA's Board of Directors approved a regular quarterly cash dividend of $1.00 per share of common stock, which was paid on January 15, 2021 to shareholders of record as of December 21, 2020. The dividend payment was $94.8 million.

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

The Company did not repurchase any shares of its common stock under this authority during the twelve months ended December 31, 2020 and 2019. All shares repurchased in prior years have been retired. At December 31, 2020, $193.0 million of the authorized amount remained available for repurchase of the Company's common stock.

Accumulated Other Comprehensive Income (Loss)

Changes in AOCI, net of taxes, by component follows (dollars in millions). Amounts in parentheses indicate losses.

	Foreign Currency Translation Adjustments	Unrealized Loss on Treasury Locks, Net	Unrealized Loss on Foreign Exchange Contracts	Unrealized Loss on Marketable Debt Securities	Unfunded Employee Benefit Obligations	Total
Balance at January 1, 2019	$(0.4)	$(10.2)	$(0.3)	$—	$(127.9)	$(138.8)
Other comprehensive income before reclassifications	—	—	—	—	(40.5)	(40.5)
Amounts reclassified from AOCI	—	10.2	0.1	—	9.5	19.8
Net current-period other comprehensive income (loss)	—	10.2	0.1	—	(31.0)	(20.7)
Balance at December 31, 2019	$(0.4)	$—	$(0.2)	$—	$(158.9)	$(159.5)
Other comprehensive income before reclassifications	—	—	—	0.3	4.0	4.3
Amounts reclassified from AOCI	—	—	—	—	10.7	10.7
Net current-period other comprehensive income	—	—	—	0.3	14.7	15.0
Balance at December 31, 2020	$(0.4)	$—	$(0.2)	$0.3	$(144.2)	$(144.5)

The following table presents information about reclassifications out of AOCI (dollars in millions). Amounts in parentheses indicate expenses in the Consolidated Statements of Income.

	Amounts Reclassified from AOCI Year Ended December 31,
Details about AOCI Components	2020	2019
Unrealized loss on treasury locks, net (a)	$—	$(18.1)
	—	7.9	Tax benefit
	$—	$(10.2)	Net of tax
Unfunded employee benefit obligations (b)
Amortization of prior service costs	$(3.9)	$(6.0)
Amortization of actuarial gains / (losses)	(10.4)	(6.7)
	(14.3)	(12.7)	Total before tax
	3.6	3.2	Tax benefit
	$(10.7)	$(9.5)	Net of tax

(a)

For 2019, this AOCI component is included in interest expense, net. The amount relates to the amortization of the effective portion of treasury lock derivative instruments recorded in AOCI. The remaining balances of the treasury locks were written off as a result of the Company’s November 2019 debt refinancing. For a discussion of treasury lock derivative instrument activity, see Note 15, Derivative Instruments and Hedging Activities, for additional information.

(b)

These AOCI components are included in the computation of net pension and postretirement benefit costs. See Note 12, Employee Benefit Plans and Other Postretirement Benefits, for additional information.

17.	Concentrations of Risk

Our Paper segment has had a long-standing commercial and contractual relationship with Office Depot, our largest customer in the paper business. This relationship exposes us to a significant concentration of business and financial risk. Our sales to Office Depot represented approximately 5% and 7% of our total Company sales for 2020 and 2019, respectively, and about 45% and 50% of our Paper segment sales revenue for those periods, respectively. At December 31, 2020 and 2019, we had $39.6 million and $76.2 million of accounts receivable due from Office Depot, respectively, which represents approximately 5% and 9% of our total Company receivables, respectively.

In 2020, sales to Office Depot represented about 45% of our Paper segment sales. If these sales are reduced, we would need to find new customers. We may not be able to fully replace any lost sales, and any new sales may be at lower prices or higher costs. Any significant deterioration in the financial condition of Office Depot affecting its ability to pay or any other change that affects its willingness to purchase our products will harm our business and results of operations.

Labor

At December 31, 2020, we had approximately 15,200 employees and approximately 44% of these employees worked pursuant to collective bargaining agreements. Approximately 62% of our hourly employees are represented by unions. The majority of our unionized employees are represented by the United Steel Workers (USW), the International Brotherhood of Teamsters (IBT), the International Association of Machinists (IAM), and the Association of Western Pulp and Paper Workers (AWPPW). Approximately 11% of our employees work pursuant to collective bargaining agreements that will expire within the next twelve months.
18.	Transactions With Related Parties

Louisiana Timber Procurement Company, L.L.C. (LTP) is a variable-interest entity that is 50% owned by PCA and 50% owned by Boise Cascade Company (Boise Cascade). LTP procures sawtimber, pulpwood, residual chips, and other residual wood fiber to meet the wood and fiber requirements of PCA and Boise Cascade in Louisiana. PCA is the primary beneficiary of LTP and has the power to direct the activities that most significantly affect the economic performance of LTP. Therefore, we consolidate 100% of LTP in our financial statements in our Corporate and Other segment. The carrying amounts of LTP's assets and liabilities (which relate primarily to non-inventory working capital items) on our Consolidated Balance Sheets were $2.5 million at December 31, 2020 and $3.9 million at December 31, 2019. For 2020, 2019, and 2018, we recorded $70.6 million, $81.7 million, and $83.1 million, respectively, of LTP sales to Boise Cascade in “Net Sales” in the Consolidated Statements of Income and approximately the same amount of expenses in “Cost of Sales”.

Fiber purchases from related parties were $12.6 million for 2020 and $16.8 million for both 2019 and 2018. Most of these purchases related to chip and log purchases by LTP from Boise Cascade's wood products business. These purchases are recorded in “Cost of Sales” in the Consolidated Statements of Income.
19.	Segment Information

We report our business in three reportable segments: Packaging, Paper, and Corporate and Other. These segments represent distinct businesses that are managed separately because of differing products and services. Each of these businesses requires distinct operating and marketing strategies.

During the fourth quarter of 2020, due to an increase in demand for our corrugated products and as part of our assessment of a potential conversion to produce containerboard, we began producing high-performance, virgin kraft linerboard on the No. 3 machine at our Jackson, Alabama mill on a trial basis. Before October 2020, operating results for the Jackson mill were included in the Paper segment. Beginning in October 2020, operating results for the Jackson mill are included in both the Packaging and Paper segments.

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

Segment sales to external customers by product line were as follows (dollars in millions):

	Year Ended December 31,
	2020	2019	2018
Packaging	$5,919.5	$5,932.2	$5,938.5
Paper	674.8	964.3	1,002.0
Corporate and Other	63.9	67.8	74.1
	$6,658.2	$6,964.3	$7,014.6

Sales to foreign unaffiliated customers during the years ended December 31, 2020, 2019, and 2018 were $318.7 million, $394.9 million, and $487.8 million, respectively. At December 31, 2020 and 2019, we did not have any significant long-lived assets held by foreign operations.

An analysis of operations by reportable segment is as follows (dollars in millions):

	Sales, net			Operating		Depreciation,
Year Ended December 31, 2020	Trade	Inter- segment	Total	Income (Loss)		Amortization, and Depletion	Capital Expenditures (j)	Assets
Packaging	$5,901.7	$17.8	$5,919.5	$829.5	(a)	$365.2	$394.8	$5,744.0
Paper	674.7	0.1	674.8	(20.0)	(b)(c)	36.5	20.1	497.2
Corporate and Other	81.8	131.3	213.1	(85.6)		8.3	6.3	1,192.0
Intersegment eliminations	—	(149.2)	(149.2)	—		—	—	—
	$6,658.2	$—	$6,658.2	723.9		$410.0	$421.2	$7,433.2
Non-operating pension income				2.3
Interest expense, net				(93.5)
Income before taxes				$632.7

	Sales, net			Operating		Depreciation,
Year Ended December 31, 2019	Trade	Inter- segment	Total	Income (Loss)		Amortization, and Depletion	Capital Expenditures (j)	Assets
Packaging	$5,905.1	$27.1	$5,932.2	$963.4	(d)	$342.8	$367.4	$5,491.5
Paper	964.3	—	964.3	175.4	(e)	37.7	23.8	791.4
Corporate and Other	94.9	133.1	228.0	(85.1)		7.0	8.3	952.9
Intersegment eliminations	—	(160.2)	(160.2)	—		—	—	—
	$6,964.3	$—	$6,964.3	1,053.7		$387.5	$399.5	$7,235.8
Non-operating pension expense				(7.9)
Interest expense, net				(128.8)	(f)
Income before taxes				$917.0

	Sales, net			Operating		Depreciation,
Year Ended December 31, 2018	Trade	Inter- segment	Total	Income (Loss)		Amortization, and Depletion	Capital Expenditures (j)	Assets
Packaging	$5,912.3	$26.2	$5,938.5	$1,045.4	(g)	$342.0	$504.0	$5,347.0
Paper	1,002.0	—	1,002.0	97.7	(h)	62.0	12.6	760.1
Corporate and Other	100.3	129.4	229.7	(75.4)	(i)	6.9	34.8	462.6
Intersegment eliminations	—	(155.6)	(155.6)	—		—	—	—
	$7,014.6	$—	$7,014.6	1,067.7		$410.9	$551.4	$6,569.7
Non-operating pension expense				(2.1)
Interest expense, net				(95.1)
Income before taxes				$970.5

(a)     Includes the following:

o

$27.3 million of closure costs related to corrugated products facilities, substantially all of which relates to the previously announced closure of the San Lorenzo, California facility during the second quarter of 2020, partially offset by income related to the sale of a corrugated products facility during the second quarter of 2020.

o

$10.0 million of charges related to the impact of Hurricane Laura at our DeRidder, Louisiana mill, including unabsorbed costs related to lost production, excess purchased containerboard and freight costs, repair expenses, rental and supplies costs, and other recovery expenses.

o

$6.3 million of incremental, out-of-pocket costs related to COVID-19 that were incurred in the first half of 2020. Costs include materials, cleaning supplies, and sick pay as well as expenses for establishing processes and logistics for the new work requirements in all of our facilities for mitigating the spread of the virus within the Company. With the process now established, we anticipate any corresponding COVID-19 related expenses to be included in normalized costs through the span of the pandemic.

(b)     Includes the following:

o	$0.8 million of restructuring costs for paper administrative functions.
o

$0.6 million incremental, out-of-pocket costs related to COVID-19 that were incurred in the first half of 2020. Costs include materials, cleaning supplies, and sick pay as well as expenses for establishing processes and logistics for the new work requirements in all of our facilities for mitigating the spread of the virus within the Company. With the process now established, we anticipate any corresponding COVID-19 related expenses to be included in normalized costs through the span of the pandemic.

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

(d)     Includes the following:

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

(e)     Includes $0.2 million of charges related to the second quarter discontinuation of uncoated free sheet and coated one-side           white paper grades at the Wallula, Washington mill associated with the conversion of the No. 3 paper machine to produce virgin kraft linerboard.

(f)     Includes $38.7 million of charges related to the Company’s November 2019 debt refinancing, which included redemption premiums and the write-offs of remaining balances of treasury locks and unamortized debt issuance costs.

(g)     Includes the following:

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

(h)     Includes $17.7 million of charges related to the second quarter discontinuation of uncoated free sheet and coated one-side white paper grades at the Wallula, Washington mill associated with the conversion of the No. 3 paper machine to produce virgin kraft linerboard.

(i)     Includes $0.2 million of charges consisting of closure costs related to a corporate administration facility.

(j)     Includes “Additions to property, plant, and equipment” and excludes cash used for “Acquisitions of businesses, net of cash acquired” as reported on our Consolidated Statements of Cash Flows.

20.	Commitments, Guarantees, Indemnifications, and Legal Proceedings

We have financial commitments and obligations that arise in the ordinary course of our business. These include long-term debt (discussed in Note 10, Debt), lease obligations (discussed in Note 3, Leases), capital commitments, purchase commitments for goods and services, and legal proceedings (discussed below).

Capital Commitments

The Company had capital commitments of approximately $304.2 million and $212.6 million as of December 31, 2020 and 2019, respectively, in connection with the expansion and replacement of existing facilities and equipment.

Purchase Commitments

In the table below, we set forth our enforceable and legally binding purchase obligations as of December 31, 2020. Some of the amounts are based on management's estimates and assumptions about these obligations, including their duration, the possibility of renewal, anticipated actions by third parties, and other factors. Because these estimates and assumptions are necessarily subjective, our actual payments may vary from those reflected in the table. Purchase orders made in the ordinary course of business are excluded below. Any amounts for which we are liable under purchase orders are reflected on the Consolidated Balance Sheets as accounts payable and accrued liabilities. These obligations relate to various purchase agreements for items such as minimum amounts of energy and fiber purchases over periods ranging from one year to 31 years. Total purchase commitments were as follows (dollars in millions):

2021	$53.5
2022	48.2
2023	48.0
2024	27.3
2025	26.8
Thereafter	79.8
Total	$283.6

The Company purchased a total of $317.6 million, $315.0 million, and $341.9 million during the years ended December 31, 2020, 2019, and 2018, respectively, under these purchase agreements.

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

The potential costs for various environmental matters are uncertain due to such factors as the unknown magnitude of possible cleanup costs, the complexity and evolving nature of governmental laws and regulations and their interpretations, and the timing, varying costs and effectiveness of alternative cleanup technologies. From 2006 through 2020, there were no significant environmental remediation costs at PCA's mills and corrugated plants. At December 31, 2020, the Company had $23.6 million of environmental-related reserves recorded on its Consolidated Balance Sheet. Of the $23.6 million, approximately $15.5 million related to environmental-related asset retirement obligations discussed in Note 13, Asset Retirement Obligations, and $8.1 million related to our estimate of other environmental contingencies. The Company recorded $4.6 million in “Accrued liabilities” and $19.0 million in “Other long-term liabilities” on the Consolidated Balance Sheet. Liabilities recorded for environmental contingencies are estimates of the probable costs based upon available information and assumptions. Because of these uncertainties, PCA’s estimates may change. The Company believes that it is not reasonably possible that future environmental expenditures for remediation costs and asset retirement obligations above the $23.6 million accrued as of December 31, 2020 will have a material impact on its financial condition, results of operations, or cash flows.

Guarantees and Indemnifications

We provide guarantees, indemnifications, and other assurances to third parties in the normal course of our business. These include tort indemnifications, environmental assurances, and representations and warranties in commercial agreements. At December 31, 2020, we are not aware of any material liabilities arising from any guarantee, indemnification, or financial assurance we have provided. If we determined such a liability was probable and subject to reasonable determination, we would accrue for it at that time.

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

The EPA investigation is ongoing. In May 2017, the U.S. Environmental Protection Agency (EPA) conducted an on-site inspection of the facility to assess compliance with the Clean Air Act, Risk Management Program (RMP). The Company provided additional information to the EPA promptly after the inspection to address certain areas of concern (AOCs) observed during the inspection. In January 2021, the EPA and U.S. Department of Justice (DOJ) initiated civil judicial enforcement discussions with PCA. These discussions are ongoing. As of the date of filing of this report, no complaint has been filed. PCA continues to cooperate with the agencies. Since the inspection in 2017, PCA performed several voluntary activities to address the AOCs presented in the EPA’s inspection report and has removed the RMP covered process from the facility.

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
21.	Quarterly Results of Operations (unaudited, dollars in millions, except per-share and stock price information)

2020:	First (a)	Second (b)	Third (c)	Fourth (d)	Total
Net sales	$1,708.7	$1,541.6	$1,693.7	$1,714.2	$6,658.2
Gross profit	365.0	325.8	345.4	333.3	1,369.4
Income from operations	209.1	116.1	209.5	189.3	723.9
Net income	141.7	56.7	139.1	123.5	461.0
Basic earnings per share	1.50	0.60	1.47	1.30	4.86
Diluted earnings per share	1.49	0.59	1.46	1.30	4.84
Stock price - high	112.89	112.80	114.32	138.95	138.95
Stock price - low	71.05	80.17	92.02	106.08	71.05

2019:	First (e)	Second	Third (f)	Fourth (g)	Total
Net sales	$1,733.7	$1,759.9	$1,750.7	$1,720.0	$6,964.3
Gross profit	421.4	427.9	411.4	383.3	1,644.0
Income from operations	275.4	280.4	262.8	235.1	1,053.7
Net income	186.8	193.6	179.8	136.2	696.4
Basic earnings per share	1.98	2.05	1.90	1.44	7.36
Diluted earnings per share	1.97	2.04	1.89	1.43	7.34
Stock price - high	101.84	103.80	109.37	114.78	114.78
Stock price - low	81.87	87.85	96.30	100.54	81.87

Note: The sum of the quarters may not equal the total of the respective year's earnings per share on either a basic or diluted basis due to changes in the weighted average shares outstanding throughout the year.

(a)

Includes $0.8 million of incremental, out-of-pocket costs related to COVID-19, including supplies, cleaning and sick pay ($0.6 million after-tax or $0.01 per diluted share) and $0.4 million of charges consisting of closure costs related to corrugated products facilities ($0.3 million after-tax or $0.00 per diluted share).

(b)

Includes $20.4 million of charges consisting of closure costs related to corrugated products facilities, substantially all of which relates to the previously announced closure of the San Lorenzo, California facility during the second quarter of 2020, partially offset by income related to the sale of a corrugated products facility ($15.3 million after-tax or $0.16 per diluted share) and $6.1 million of incremental, out-of-pocket costs related to COVID-19, including supplies, cleaning and sick pay ($4.6 million after-tax or $0.05 per diluted share). Also includes a non-cash goodwill impairment charge of $55.2 million as a result of the interim quantitative impairment analysis performed on our Paper reporting unit ($55.2 million after-tax or $0.58 per diluted share).

(c)

Includes $10.0 million of charges related to the impact of Hurricane Laura on our DeRidder, Louisiana mill, including unabsorbed costs related to lost production, excess purchased containerboard and freight costs, repair expenses, rental and supplies costs, and other recovery expenses ($7.6 million after-tax or $0.08 per diluted share) and $3.3 million of charges consisting of closure costs related to corrugated products facilities, substantially all of which relates to the previously announced closure of the San Lorenzo, California facility during the second quarter of 2020 ($2.5 million after-tax or $0.03 per diluted share).

(d)

Includes $4.0 million of charges consisting of restructuring costs for paper administrative functions and closure costs related to corrugated products facilities ($3.0 million after-tax or $0.03 per diluted share).

(e)

Includes $0.6 million of charges consisting of closure costs related to the second quarter 2018 discontinuation of uncoated free sheet and coated one-side white paper grades at the Wallula Washington mill associated with the conversion of the No. 3 paper machine to produce virgin kraft linerboard ($0.5 million after-tax or $0.01 per diluted share).

(f)	Includes $3.0 million of charges for the disposal of fixed assets related to the containerboard mill conversion at our DeRidder, Louisiana mill ($2.3 million after-tax or $0.02 per diluted share).
(g)

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

Prior to filing this report, PCA completed an evaluation under the supervision and with the participation of PCA’s management, including PCA’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of PCA’s disclosure controls and procedures as of December 31, 2020. The evaluation of PCA’s disclosure controls and procedures included a review of the controls’ objectives and design, PCA’s implementation of the controls and the effect of the controls on the information generated for use in this report. Based on this evaluation, PCA’s Chief Executive Officer and Chief Financial Officer concluded that PCA’s disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2020.

During the quarter ended December 31, 2020, there were no changes in internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, PCA’s internal control over financial reporting.

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

PCA’s management, under the supervision of and with the participation of the Chief Executive Officer and Chief Financial Officer, assessed the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, PCA’s management concluded that its internal control over financial reporting was effective as of December 31, 2020, based on the specified criteria.

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

The following information required by this Item 10 will be included in PCA’s Proxy Statement for the 2021 Annual Meeting of Stockholders and is incorporated by reference herein:

•	Information regarding PCA’s directors included under the caption “Election of Directors”
•	Information regarding PCA’s Audit Committee and financial experts included under the caption “Election of Directors - Audit Committee”
•	Information regarding PCA’s codes of ethics included under the caption “Election of Directors - Code of Ethics”
•

Information regarding PCA’s stockholder nominating procedures included under the captions “Election of Directors - Nominating and Governance Committee,” “Other Information - Recommendations for Board - Nominated Director Nominees,” and “Other Information - Procedures for Nominating Directors or Bringing Business Before the 2022 Annual Meeting”

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

Authorization of Securities under Equity Compensation Plans — Securities authorized for issuance under our equity compensation plans at December 31, 2020 are as follows:

	Column
	A	B	C
Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants, and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A)
Equity compensation plans approved by securityholders	—	$—	1,498,417
Equity compensation plans not approved by securityholders	N/A	N/A	N/A
Total	—	$—	1,498,417

(a)

Assumes that outstanding performance units pay out at the target level. Does not include 1,026,519 shares of unvested restricted stock and performance units granted pursuant to our Amended and Restated 1999 Long-Term Equity Incentive Plan.

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

3.1	Restated Certificate of Incorporation of PCA. (Incorporated herein by reference to Exhibit 3.1 to PCA’s Registration Statement on Form S-4, Registration No. 333-79511).

3.2	Certificate of Amendment to Restated Certificate of Incorporation of PCA. (Incorporated herein by reference to Exhibit 3.2 to PCA’s Registration Statement on Form S-4, Registration No. 333-109437.)

3.3	Amended and Restated By-laws of PCA. (Incorporated herein by reference to Exhibit 3.1 to PCA’s Current Report on Form 8-K filed December 13, 2020, File No. 1-15399.)

4.1	Form of certificate representing shares of common stock. (Incorporated herein by reference to Exhibit 4.9 to PCA’s Registration Statement on Form S-1, Registration No. 333-86963.)

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

4.12	3.400% Senior Notes due 2027 (Incorporated herein by reference to Exhibit 4.3 to PCA’s Current Report on Form 8-K filed December 13, 2017, File No. 1-15399).

4.13	Description of Common Stock. (Incorporated herein by reference to Exhibit 4.13 to PCA's Annual Report on Form 10-K for the year ended December 31, 2019, File No. 1-15399).

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

10.3

Packaging Corporation of America Retirement Savings Plan, effective February 1, 2000. (Incorporated herein by reference to Exhibit 4.6 to PCA’s Registration Statement on Form S-8, Registration No. 333-33176.)*

10.4

Packaging Corporation of America Supplemental Executive Retirement Plan, as Amended and Restated Effective as of February 27, 2019. (Incorporated herein by reference to Exhibit 10.4 to PCA's Annual Report on Form 10-K for the year ended December 31, 2019, File No. 1-15399).*

10.5

Packaging Corporation of America Deferred Compensation Plan, as Amended and Restated Effective as of February 27, 2019. (Incorporated herein by reference to Exhibit 10.5 to PCA's Annual Report on Form 10-K for the year ended December 31, 2019, File No. 1-15399).*

10.6

Amended and Restated 1999 Long-Term Equity Incentive Plan, effective as of May 5, 2020, conformed to incorporate all amendments. (Incorporated herein by reference to Appendix A to PCA's Proxy Statement for the 2020 Annual Meeting of Stockholders)*

10.7

Amended and Restated Executive Incentive Compensation Plan, effective as of December 29, 2017. (Incorporated herein by reference to Exhibit 10.10 to PCA's Annual Report on Form 10-K for the year ended December 31, 2017, File No. 1-15399.)*

10.8

Form of Restricted Stock Agreement for executive officer awards made in June 2017.  (Incorporated by reference to Exhibit 10.1 to PCA’s Quarterly Report on Form 10-Q for the period ended June 30, 2017, File No. 1-15399).*

Exhibit Number	Description

10.9

Form of Performance Unit Agreement for executive officer awards made in June 2017.  (Incorporated by reference to Exhibit 10.2 to PCA’s Quarterly Report on Form 10-Q for the period ended June 30, 2017, File No. 1-15399).*

10.10

Performance Based Equity Award Pool for Executive Officers relating to awards made in June 2017.  (Incorporated by reference to Exhibit 10.3 to PCA’s Quarterly Report on Form 10-Q for the period ended June 30, 2017, File No. 1-15399).*

10.11

Trade Vendor Purchasing Agreement, dated December 6, 2019, between Boise White Paper, L.L.C. and Office Depot, Inc. (Incorporated by reference to Exhibit 10.11 to PCA's Annual Report on Form 10-K for the year ended December 31, 2019, File No. 1-15399)**

10.12

Form of Return on Invested Capital Performance Unit Agreement for executive officer awards made in and after June 2018. (Incorporated by reference to Exhibit 10.2 to PCA’s Quarterly Report on Form 10-Q for the period ended June 30, 2018, File No. 1-15399).*

10.13

Form of Total Shareholder Return Performance Unit Agreement for executive officer awards made in and after June 2018. (Incorporated by reference to Exhibit 10.3 to PCA’s Quarterly Report on Form 10-Q for the period ended June 30, 2018, File No. 1-15399).*

10.14

Form of Restricted Stock Agreement for executive officer awards made in and after June 2018. (Incorporated by reference to Exhibit 10.1 to PCA’s Quarterly Report on Form 10-Q for the period ended June 30, 2018, File No. 1-15399).*

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized on February 24, 2021.

Packaging Corporation of America

/s/ MARK W. KOWLZAN
Mark W. Kowlzan
Chairman of the Board and Chief Executive Officer
Principal Executive Officer

/s/ ROBERT P. MUNDY
Robert P. Mundy
Executive Vice President and Chief Financial Officer
Principal Financial Officer

/s/ PAMELA A. BARNES
Pamela A. Barnes
Senior Vice President, Finance and Controller
Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 24, 2021, by the following persons on behalf of the registrants and in the capacities indicated.

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