Form 10-Q
period 2021-03-31
PACKAGING CORP OF AMERICA
filed 2021-05-05
CIK 75677

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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

As of April 30, 2021 the Registrant had outstanding 94,994,066 shares of common stock, par value $0.01 per share.

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

Packaging Corporation of America

Consolidated Statements of Income and Comprehensive Income

(unaudited, dollars in millions, except per-share data)

	Three Months Ended
	March 31,
	2021	2020
Statements of Income:
Net sales	$1,807.2	$1,708.7
Cost of sales	(1,403.5)	(1,343.7)
Gross profit	403.7	365.0
Selling, general and administrative expenses	(145.0)	(145.9)
Other expense, net	(20.4)	(10.0)
Income from operations	238.3	209.1
Non-operating pension income	4.8	0.6
Interest expense, net	(23.5)	(19.6)
Income before taxes	219.6	190.1
Provision for income taxes	(53.1)	(48.4)
Net income	$166.5	$141.7
Net income per common share:
Basic	$1.75	$1.50
Diluted	$1.75	$1.49
Dividends declared per common share	$1.00	$0.79
Statements of Comprehensive Income:
Net income	$166.5	$141.7
Other comprehensive income, net of tax:
Changes in unrealized losses on marketable debt securities, net of tax of $0.0 million and $0.1 million, for 2021 and 2020, respectively	(0.1)	(0.2)
Amortization of pension and postretirement plans actuarial loss and prior service cost, net of tax of $0.8 million and $0.9 million, for 2021 and 2020, respectively	2.5	2.7
Other comprehensive income	2.4	2.5
Comprehensive income	$168.9	$144.2

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Packaging Corporation of America

Consolidated Balance Sheets

(unaudited, dollars and shares in millions, except per-share data)

	March 31,	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$983.4	$974.6
Short-term marketable debt securities	102.5	105.6
Accounts receivable, net of allowance for credit losses and customer deductions of $12.8 million as of March 31, 2021 and $10.6 million December 31, 2020, respectively	908.6	832.4
Inventories	799.6	787.9
Prepaid expenses and other current assets	62.8	44.7
Federal and state income taxes receivable	—	5.1
Total current assets	2,856.9	2,750.3
Property, plant, and equipment, net	3,212.5	3,193.4
Goodwill	863.5	863.5
Other intangible assets, net	286.3	295.9
Operating lease right-of-use assets	231.5	234.2
Long-term marketable debt securities	47.0	42.7
Other long-term assets	51.3	53.2
Total assets	$7,549.0	$7,433.2
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Operating lease obligations	$69.3	$68.9
Finance lease obligations	1.7	1.6
Accounts payable	402.5	387.0
Dividends payable	97.6	97.0
Accrued liabilities	184.0	216.2
Accrued interest	28.1	11.9
Federal and state income taxes payable	22.6	—
Total current liabilities	805.8	782.6
Long-term liabilities:
Long-term debt	2,480.0	2,479.4
Operating lease obligations	170.0	173.6
Finance lease obligations	14.0	14.4
Deferred income taxes	392.6	379.4
Compensation and benefits	295.8	298.3
Other long-term liabilities	59.6	59.2
Total long-term liabilities	3,412.0	3,404.3
Commitments and contingent liabilities
Stockholders' equity:
Common stock, par value $0.01 per share, 300.0 million shares authorized, 95.0 million and 94.8 million shares issued as of March 31, 2021 and December 31, 2020, respectively	1.0	0.9
Additional paid in capital	566.0	554.4
Retained earnings	2,906.3	2,835.5
Accumulated other comprehensive loss	(142.1)	(144.5)
Total stockholders' equity	3,331.2	3,246.3
Total liabilities and stockholders' equity	$7,549.0	$7,433.2

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Packaging Corporation of America

Consolidated Statements of Cash Flows

(unaudited, dollars in millions)

	Three Months Ended
	March 31,
	2021	2020
Cash Flows from Operating Activities:
Net income	$166.5	$141.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization of intangibles	100.8	100.3
Amortization of deferred financing costs	0.7	0.6
Share-based compensation expense	11.6	10.1
Deferred income tax provision	12.0	13.5
Loss on asset disposals	3.7	2.3
Pension and post-retirement benefits expense, net of contributions	(0.2)	1.0
Other, net	3.7	3.2
Changes in operating assets and liabilities:
Increase in assets —
Accounts receivable	(76.2)	(34.0)
Inventories	(11.7)	(15.7)
Prepaid expenses and other current assets	(19.0)	(23.0)
Increase (decrease) in liabilities —
Accounts payable	(12.3)	28.5
Accrued liabilities	(15.8)	(22.0)
Federal and state income taxes payable / receivable	27.8	30.2
Net cash provided by operating activities	191.6	236.7
Cash Flows from Investing Activities:
Additions to property, plant, and equipment	(85.1)	(70.5)
Additions to other long term assets	(1.3)	(2.7)
Proceeds from asset disposals	0.7	0.1
Purchases of marketable debt securities	(31.4)	(20.5)
Proceeds from sales of marketable debt securities	11.4	6.3
Proceeds from maturities of marketable debt securities	18.2	10.3
Net cash used for investing activities	(87.5)	(77.0)
Cash Flows from Financing Activities:
Repayments of debt and finance lease obligations	(0.4)	(0.4)
Common stock dividends paid	(94.8)	(74.8)
Shares withheld to cover employee restricted stock taxes	(0.1)	—
Net cash used for financing activities	(95.3)	(75.2)
Net increase in cash and cash equivalents	8.8	84.5
Cash and cash equivalents, beginning of period	974.6	679.5
Cash and cash equivalents, end of period	$983.4	$764.0

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Packaging Corporation of America

Consolidated Statements of Changes in Stockholders’ Equity

(unaudited, dollars in millions and shares in thousands)

	Common Stock		Additional Paid in	Retained	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Earnings	Loss	Equity
Balance at January 1, 2021	94,830	$0.9	$554.4	$2,835.5	$(144.5)	$3,246.3
Common stock withheld and retired to cover taxes on vested stock awards	(1)	—	—	(0.1)	—	(0.1)
Common stock dividends declared	—	—	—	(95.5)	—	(95.5)
Share-based compensation	165	0.1	11.6	—	—	11.7
Other	—	—	—	(0.1)	—	(0.1)
Comprehensive income	—	—	—	166.5	2.4	168.9
Balance at March 31, 2021	94,994	$1.0	$566.0	$2,906.3	$(142.1)	$3,331.2

	Common Stock		Additional Paid in	Retained	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Earnings	Loss	Equity
Balance at January 1, 2020	94,655	$0.9	$524.8	$2,704.8	$(159.5)	$3,071.0
Common stock withheld and retired to cover taxes on vested stock awards	(1)	—	—	—	—	—
Common stock dividends declared	—	—	—	(75.3)	—	(75.3)
Share-based compensation	194	—	10.1	—	—	10.1
Other	—	—	—	(0.1)	—	(0.1)
Comprehensive income	—	—	—	141.7	2.5	144.2
Balance at March 31, 2020	94,848	$0.9	$534.9	$2,771.1	$(157.0)	$3,149.9

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

During the fourth quarter of 2020, in order to meet strong packaging demand and maintain appropriate inventory levels, we temporarily began producing linerboard on the No. 3 machine at our Jackson, Alabama mill. In the first quarter of 2021, we announced the discontinuation of production of uncoated freesheet paper grades on the machine and the permanent conversion of the machine to produce linerboard. Before October 2020, operating results for the Jackson mill were included in the Paper segment. Beginning in October 2020, operating results for the Jackson mill are included in both the Packaging and Paper segments.

In these consolidated financial statements, certain amounts in prior periods’ consolidated financial statements have been reclassified to conform with the current period presentation.

The consolidated financial statements of PCA as of March 31, 2021 and for the three months ended March 31, 2021 and 2020 are unaudited but include all adjustments (consisting only of normal recurring adjustments) that management considers necessary for a fair presentation of such financial statements. The preparation of the consolidated financial statements involves the use of estimates and accruals. Actual results may vary from those estimates. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with Article 10 of Regulation S-X of the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete audited financial statements. Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. These consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2020.

The consolidated financial statements include the accounts of PCA and its majority-owned subsidiaries after elimination of intercompany balances and transactions.

2.	New Accounting Standards

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. ASU 2020-04 provides optional guidance for a limited period of time to ease the potential burden in accounting for, or recognizing the effects of, reference rate reform on financial reporting. The amendments in this Update are elective and apply to all entities, subject to meeting certain criteria, that have contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. Companies can apply the ASU immediately, but the guidance will only be available until December 31, 2022. While the Company’s fixed-rate outstanding debt will not be impacted by the reference rate reform, the Company is still evaluating the impact of this guidance on its revolving credit facility, as the interest rate associated with any future borrowings against the revolving credit facility is based on LIBOR. Overall, the Company does not expect the guidance to have a significant impact on its financial position or related disclosures.

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

The following table presents our revenues disaggregated by product line (dollars in millions):

	Three Months Ended March 31,
	2021	2020
Packaging	$1,623.6	$1,467.5
Paper	164.6	217.4
Corporate and Other	19.0	23.8
Total revenue	$1,807.2	$1,708.7

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

The following table sets forth the computation of basic and diluted income per common share for the periods presented (dollars and shares in millions, except per share data):

	Three Months Ended
	March 31,
Numerator:	2021	2020
Net income	$166.5	$141.7
Less: Distributed and undistributed earnings allocated to participating securities	(1.3)	(1.2)
Net income attributable to common shareholders	$165.2	$140.5
Denominator:
Weighted average basic common shares outstanding	94.2	93.9
Effect of dilutive securities	0.4	0.4
Weighted average diluted common shares outstanding	94.6	94.3
Basic income per common share	$1.75	$1.50
Diluted income per common share	$1.75	$1.49

5.	Other Expense, Net

The components of other expense, net, were as follows (dollars in millions):

	Three Months Ended
	March 31,
	2021	2020
Asset disposals and write-offs	$(14.7)	$(6.0)
Facilities closure and other costs (a)	(2.1)	(0.4)
Jackson mill conversion (b)	(0.5)	—
Other	(3.1)	(3.6)
Total	$(20.4)	$(10.0)

________________

(a)	Includes charges consisting of closure costs related to corrugated products facilities.

(b)

Includes charges related to the announced discontinuation of production of uncoated freesheet paper grades on the No. 3 machine at the Jackson, Alabama mill in the first quarter of 2021 associated with the permanent conversion of the machine to produce linerboard.

6.	Income Taxes

For the three months ended March 31, 2021 and 2020, we recorded $53.1 million and $48.4 million of income tax expense and had an effective tax rate of 24.2% and 25.5%, respectively. The decrease in our effective tax rate for the three months ended March 31, 2021 compared with the same period in 2020 was primarily due to a favorable state law change during the three months ended March 31, 2021 with no corresponding favorable state law change during the three months ended March 31, 2020.

Our effective tax rate may differ from the federal statutory income tax rate of 21.0% due primarily to the effect of state and local income taxes. During the three months ended March 31, 2021 and 2020, cash paid for taxes, net of refunds received, was $13.3 million and $4.7 million, respectively. The increase in cash tax payments between the periods is primarily due to higher 2021 taxable income.

During the three months ended March 31, 2021, there were no significant changes to our uncertain tax positions. For more information, see Note 7, Income Taxes, of the Notes to Consolidated Financial Statements in “Part II, Item 8. Financial Statements and Supplementary Data” of our 2020 Annual Report on Form 10-K.

7.	Inventories

We value our raw materials, work in process, and finished goods inventories using lower of cost, as determined by the average cost method, or net realizable value. Supplies and materials are valued at the first-in, first-out (FIFO) or average cost methods.

The components of inventories were as follows (dollars in millions):

	March 31,	December 31,
	2021	2020
Raw materials	$281.6	$263.5
Work in process	11.6	11.6
Finished goods	174.1	183.6
Supplies and materials	332.3	329.2
Inventories	$799.6	$787.9

8.	Property, Plant, and Equipment

The components of property, plant, and equipment were as follows (dollars in millions):

	March 31,	December 31,
	2021	2020
Land and land improvements	$185.5	$179.6
Buildings	874.8	858.5
Machinery and equipment	5,879.9	5,826.6
Construction in progress	354.3	360.0
Other	88.6	88.8
Property, plant and equipment, at cost	7,383.1	7,313.5
Less accumulated depreciation	(4,170.6)	(4,120.1)
Property, plant, and equipment, net	$3,212.5	$3,193.4

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

Depreciation expense for the three months ended March 31, 2021 and 2020 was $90.0 million and $89.8 million, respectively. We recognized $0.5 million of incremental depreciation expense during the three months ended March 31, 2021 as a result of the Jackson, Alabama mill conversion. We did not recognize any incremental depreciation expense during the three months ended March 31, 2020.

At March 31, 2021 and December 31, 2020, purchases of property, plant, and equipment included in accounts payable were $47.8 million and $20.4 million, respectively.
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

Goodwill

Due to the triggering event identified above an interim quantitative impairment analysis was performed as of May 31, 2020 for the Paper reporting unit, which is the same as our Paper reportable segment. We estimated the fair value of the Paper reporting unit using a combination of the income approach and the market approach, as further described below. Based on the evaluation performed, we determined that the carrying value of the Paper reporting unit exceeded its fair value, which resulted in a goodwill impairment charge totaling $55.2 million in the second quarter of 2020.

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

Goodwill represents the excess of the cost of an acquired business over the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed in a business combination. At both March 31, 2021 and December 31, 2020, we had $863.5 million of goodwill recorded in our Packaging segment, which represents the entire goodwill balance reported on our Consolidated Balance Sheets.

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

The weighted average remaining useful life, gross carrying amount, and accumulated amortization of our intangible assets were as follows (dollars in millions):

	March 31, 2021			December 31, 2019
	Weighted Average Remaining Useful Life (in Years)	Gross Carrying Amount	Accumulated Amortization	Weighted Average Remaining Useful Life (in Years)	Gross Carrying Amount	Accumulated Amortization
Customer relationships	9.3	$503.8	$211.4	10.0	$503.8	$180.2
Trademarks and trade names	9.3	34.8	22.4	9.5	34.8	20.6
Other	1.4	4.3	3.7	2.1	4.3	3.3
Total intangible assets (excluding goodwill)	9.3	$542.9	$237.5	9.9	$542.9	$204.1

During both the three months ended March 31, 2021 and 2020, amortization expense was $9.6 million.

10.	Accrued Liabilities

The components of accrued liabilities were as follows (dollars in millions):

	March 31,	December 31,
	2021	2020
Compensation and benefits	$91.8	$126.5
Medical insurance and workers’ compensation	26.2	25.5
Customer rebates and other credits	26.1	27.1
Franchise, property, sales and use taxes	20.6	16.5
Environmental liabilities and asset retirement obligations	4.8	4.6
Severance, retention, and relocation	3.0	4.1
Other	11.5	11.9
Total	$184.0	$216.2

11.	Debt

For the three months ended March 31, 2021 and 2020, cash payments for interest were $7.5 million and $7.3 million, respectively.

Included in interest expense, net is the amortization of financing costs. For both the three months ended March 31, 2021 and 2020, amortization of financing costs was $0.5 million.

At March 31, 2021, we had $2,493.8 million of fixed-rate senior notes outstanding. The fair value of our fixed-rate debt was estimated to be $2,719.0 million. The difference between the book value and fair value is due to the difference between the period-end market interest rate and the stated rate of our fixed-rate debt. We estimated the fair value of our fixed-rate debt using quoted market prices (Level 2 inputs) within the fair value hierarchy, which is further defined in Note 2, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements in "Part II, Item 8. Financial Statements and Supplementary Data" of our 2020 Annual Report on Form 10-K.

For more information on our long-term debt and interest rates on that debt, see Note 10, Debt, of the Notes to Consolidated Financial Statements in "Part II, Item 8. Financial Statements and Supplementary Data" of our 2020 Annual Report on Form 10-K.

12.	Cash, Cash Equivalents, and Marketable Debt Securities

The following table shows the Company’s cash and available-for-sale (AFS) debt securities by major asset category at March 31, 2021 and December 31, 2020 (in millions):

	March 31, 2021
	Adjusted Cost Basis	Unrealized Gain	Unrealized Loss	Fair Value	Cash and Cash Equivalents	Short-Term Marketable Debt Securities	Long-Term Marketable Debt Securities
Cash and cash equivalents	$980.4	$—	$—	$980.4	$980.4	$—	$—
Level 1 (a):
Money market funds	1.8	—	—	1.8	1.8	—	—
U.S. Treasury securities	28.9	0.1	—	29.0	—	22.5	6.5
Subtotal	30.7	0.1	—	30.8	1.8	22.5	6.5
Level 2 (b):
Certificates of deposit	7.3	—	—	7.3	1.2	6.1	—
Commercial paper	2.3	—	—	2.3	—	2.3	—
U.S. government agency securities	7.1	—	—	7.1	—	2.6	4.5
Corporate debt securities	104.8	0.2	—	105.0	—	69.0	36.0
Subtotal	121.5	0.2	—	121.7	1.2	80.0	40.5
Total	$1,132.6	$0.3	$—	$1,132.9	$983.4	$102.5	$47.0

	December 31, 2020
	Adjusted Cost Basis	Unrealized Gain	Unrealized Loss	Fair Value	Cash and Cash Equivalents	Short-Term Marketable Debt Securities	Long-Term Marketable Debt Securities
Cash and cash equivalents	$970.5	$—	$—	$970.5	$970.5	$—	$—
Level 1 (a):
Money market funds	0.6	—	—	0.6	0.6	—	—
U.S. Treasury securities	28.1	0.2	—	28.3	—	18.9	9.4
Subtotal	28.7	0.2	—	28.9	0.6	18.9	9.4
Level 2 (b):
Certificates of deposit	5.9	—	—	5.9	1.1	4.8	—
Commercial paper	3.2	—	—	3.2	1.0	2.2	—
U.S. government agency securities	6.6	—	—	6.6	—	2.6	4.0
Corporate debt securities	107.5	0.3	—	107.8	1.4	77.1	29.3
Subtotal	123.2	0.3	—	123.5	3.5	86.7	33.3
Total	$1,122.4	$0.5	$—	$1,122.9	$974.6	$105.6	$42.7
(a)	Valuations based on quoted prices for identical assets or liabilities in active markets.
(b)

Valuations based on observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data.

For the three months ended March 31, 2021 and 2020, net realized gains and losses on the sales and maturities of certain marketable debt securities were insignificant.

The Company invests in highly rated securities, with the primary objective of minimizing the potential risk of principal loss. The Company’s investment policy requires securities to be investment grade and limits the amount of credit exposure to any one issuer. The maturities of the Company’s long-term marketable debt securities generally range from one to two years.

Fair values were determined for each individual marketable debt security in the investment portfolio. When evaluating a marketable debt security for impairment, PCA reviews factors such as the duration and extent to which the fair value of the marketable debt security is less than its cost, the financial condition of the issuer and any changes thereto, the general market condition in which the issuer operates, and PCA’s intent to sell, or whether it will be more likely than not be required to sell, the marketable debt security before recovery of its amortized cost basis.

As of March 31, 2021 and December 31, 2020, we do not consider any of the impairments related to our marketable debt securities to be the result of credit losses. Therefore, we have not recorded an allowance for credit losses related to our marketable debt securities. All unrealized gains and losses were recorded in other comprehensive income (OCI).

The following table provides information about the Company’s marketable debt securities that have been in a continuous loss position as of March 31, 2021 and December 31, 2020 (in millions, except number of marketable debt securities in a loss position):

	March 31, 2021			December 31, 2020
	Fair Value of Marketable Debt Securities	Number of Marketable Debt Securities in a Loss Position	Unrealized Losses (c)	Fair Value of Marketable Debt Securities	Number of Marketable Debt Securities in a Loss Position	Unrealized Losses (c)
Corporate debt securities	$60.4	79	$—	$42.9	56	$—
U.S. Treasury securities	2.5	5	—	1.7	3	—
Certificates of deposit	1.2	2	—	1.3	2	—
U.S. government agency securities	0.5	1	—	—	—	—
Commercial paper	—	—	—	2.2	1	—
	$64.6	87	$—	$48.1	62	$—
(c)	Unrealized losses were insignificant for the periods ended March 31, 2021 and December 31, 2020.

13.	Employee Benefit Plans and Other Postretirement Benefits

The components of net periodic benefit cost for our pension plans were as follows (dollars in millions):

	Pension Plans
	Three Months Ended March 31,
	2021	2020
Service cost	$5.4	$5.9
Interest cost	7.4	10.0
Expected return on plan assets	(15.8)	(14.2)
Net amortization of unrecognized amounts
Prior service cost	1.0	1.1
Actuarial loss	2.5	2.7
Net periodic benefit cost	$0.5	$5.5

PCA makes pension plan contributions that are sufficient to fund its actuarially determined costs, generally equal to the minimum amounts required by the Employee Retirement Income Security Act (ERISA). From time to time, PCA may make additional discretionary contributions based on the funded status of the plans, tax deductibility, income from operations, and other factors. During the three months ended March 31, 2021 and 2020, payments to our nonqualified pension plans were insignificant. During the three months ended March 31, 2021, we did not make any contributions to our qualified pension plans, and for the three months ended March 31, 2020, we made contributions of $3.9 million to our qualified pension plans. We do not have a required minimum contribution amount established for 2021, but we expect to make discretionary contributions to our plans.

For the three months ended March 31, 2021 and 2020, the net periodic benefit cost for our postretirement plans was insignificant.

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

As of March 31, 2021, assuming performance units are paid out at the target level of performance, 1.2 million shares were available for future grants under the current plan. Forfeitures are added back to the pool of shares of common stock available to be granted at a future date.

The following table presents restricted stock and performance unit award activity for the three months ended March 31, 2021:

	Restricted Stock		Performance Units
	Shares	Weighted Average Grant- Date Fair Value	Shares	Weighted Average Grant- Date Fair Value
Outstanding at January 1, 2021	669,102	$102.55	357,417	$103.63
Granted	168,700	133.54	95,236	140.47
Vested	(3,508)	102.72	—	—
Forfeitures	(3,284)	101.05	—	—
Outstanding at March 31, 2021	831,010	$108.85	452,653	$111.38

Compensation Expense

Our share-based compensation expense is recorded in "Selling, general, and administrative expenses." Compensation expense for share-based awards recognized in the Consolidated Statements of Income, net of forfeitures, was as follows (dollars in millions):

	Three Months Ended March 31,
	2021	2020
Restricted stock	$8.6	$8.0
Performance units	3.0	2.1
Total share-based compensation expense	11.6	10.1
Income tax benefit	(2.9)	(2.5)
Share-based compensation expense, net of tax benefit	$8.7	$7.6

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

Performance unit awards granted to certain key employees are earned based on the achievement of defined performance rankings of Return on Invested Capital (ROIC) or Total Shareholder Return (TSR) compared to ROIC and TSR for peer companies. For performance unit awards made in 2021 and 2020, in terms of grant date value, 50% used TSR as the performance measure and 50% used ROIC as the performance measure. The ROIC component of performance unit awards is valued based on the closing price of the stock on the grant date. As the ROIC component contains a performance condition, compensation expense, net of estimated forfeitures, is recorded over the requisite service period based on the most probable number of awards expected to vest. The TSR component of performance unit awards is valued using a Monte Carlo simulation as the TSR component contains a market condition. The Monte Carlo simulation estimates the fair value of the TSR component based on the expected term of the award, a risk-free interest rate, expected dividends, and expected volatility of the Company’s common stock and the common stock of the peer companies. Compensation expense is recorded ratably over the expected term of the award.

The unrecognized compensation expense for all share-based awards at March 31, 2021 was as follows (dollars in millions):

	March 31, 2021
	Unrecognized Compensation Expense	Remaining Weighted Average Recognition Period (in years)
Restricted stock	$39.4	2.9
Performance units	28.0	2.7
Total unrecognized share-based compensation expense	$67.4	2.8

15.	Stockholders' Equity

Dividends

During the three months ended March 31, 2021, we paid $94.8 million of dividends to shareholders. On February 23, 2021, PCA’s Board of Directors declared a regular quarterly cash dividend of $1.00 per share of common stock, which was paid on April 15, 2021 to shareholders of record as of March 15, 2021. The dividend payment was $95.0 million.

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

The Company did not repurchase any shares of its common stock under this authority during the three months ended March 31, 2021. At March 31, 2021, $193.0 million of the authorized amount remained available for repurchase of the Company’s common stock.

Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) (AOCI) by component were as follows (dollars in millions). Amounts in parentheses indicate losses:

	Foreign Currency Translation Adjustments	Unrealized Loss on Foreign Exchange Contracts	Unrealized Loss on Marketable Debt Securities	Unfunded Employee Benefit Obligations	Total
Balance at January 1, 2021	$(0.4)	$(0.2)	$0.3	$(144.2)	$(144.5)
Other comprehensive income before reclassifications, net of tax	—	—	(0.1)	—	(0.1)
Amounts reclassified from AOCI, net of tax	—	—	—	2.5	2.5
Balance at March 31, 2021	$(0.4)	$(0.2)	$0.2	$(141.7)	$(142.1)

Reclassifications out of AOCI were as follows (dollars in millions). Amounts in parentheses indicate expenses in the Consolidated Statements of Income:

	Amounts Reclassified from AOCI
	Three Months Ended March 31,
Details about AOCI Components	2021	2020
Unfunded employee benefit obligations (a)
Amortization of prior service costs	$(0.8)	$(1.0)	See (a) below
Amortization of actuarial losses	(2.5)	(2.6)	See (a) below
	(3.3)	(3.6)	Total before tax
	0.8	0.9	Tax benefit
	$(2.5)	$(2.7)	Net of tax

(a)

These AOCI components are included in the computation of net pension and postretirement benefit costs. See Note 13, Employee Benefit Plans and Other Postretirement Benefits, for additional information.

16.	Concentrations of Risk

Our Paper segment has a long-standing commercial and contractual relationship with Office Depot, our largest customer in the paper business. This relationship exposes us to a significant concentration of business and financial risk. Our sales to Office Depot represent approximately 4% and 5% of our total Company sales revenue for the three month periods ended March 31, 2021 and 2020, respectively, and approximately 45% and 43% of our Paper segment sales revenue for both of those periods, respectively. For full year 2020, sales to Office Depot represented 45% of our Paper segment sales. At March 31, 2021 and December 31, 2020, we had $38.8 million and $39.6 million of accounts receivable due from Office Depot, respectively, which represents 4% and 5% of our total Company accounts receivable, respectively.

17.	Transactions With Related Parties

Louisiana Timber Procurement Company, L.L.C. (LTP) is a variable-interest entity that is 50% owned by PCA and 50% owned by Boise Cascade Company (Boise Cascade). LTP procures sawtimber, pulpwood, residual chips, and other residual wood fiber to meet the wood and fiber requirements of PCA and Boise Cascade in Louisiana. PCA is the primary beneficiary of LTP and has the power to direct the activities that most significantly affect the economic performance of LTP. Therefore, we consolidate 100% of LTP in our financial statements in our Corporate and Other segment. The carrying amounts of LTP's assets and liabilities (which relate primarily to non-inventory working capital items) on our Consolidated Balance Sheets were $2.1 million at March 31, 2021 and $2.5 million at December 31, 2020. During the three months ended March 31, 2021 and 2020, we recorded $20.3 million and $22.6 million, respectively, of LTP sales to Boise Cascade in "Net Sales" in the Consolidated Statements of Income and approximately the same amount of expenses in "Cost of Sales".

During the three months ended March 31, 2021 and 2020, fiber purchases from related parties were $3.3 million and $4.2 million, respectively. Most of these purchases related to chip and log purchases by LTP from Boise Cascade's wood products business. These purchases are recorded in "Cost of Sales" in the Consolidated Statements of Income.

18.	Segment Information

We report our business in three reportable segments: Packaging, Paper, and Corporate and Other. These segments represent distinct businesses that are managed separately because of differing products and services. Each of these businesses requires distinct operating and marketing strategies.

During the fourth quarter of 2020, in order to meet strong packaging demand and maintain appropriate inventory levels, we temporarily began producing linerboard on the No. 3 machine at our Jackson, Alabama mill. In the first quarter of 2021, we announced the discontinuation of production of uncoated freesheet paper grades on the machine and the permanent conversion of the machine to produce linerboard. Before October 2020, operating results for the Jackson mill were included in the Paper segment. Beginning in October 2020, operating results for the Jackson mill are included in both the Packaging and Paper segments.

Each segment’s profits and losses are measured on operating profits before interest expense, net, non-operating pension income, and income taxes. For certain allocated expenses, the related assets and liabilities remain in the Corporate and Other segment.

Selected financial information by reportable segment was as follows (dollars in millions):

	Sales, net
Three Months Ended March 31, 2021	Trade	Intersegment	Total	Operating Income (Loss)
Packaging	$1,619.8	$3.8	$1,623.6	$257.9	(a)
Paper	164.4	0.2	164.6	8.7	(a)
Corporate and Other	23.0	32.4	55.4	(28.3)
Intersegment eliminations	—	(36.4)	(36.4)	—
	$1,807.2	$—	$1,807.2	238.3
Non-operating pension income				4.8
Interest expense, net				(23.5)
Income before taxes				$219.6

	Sales, net
Three Months Ended March 31, 2020	Trade	Intersegment	Total	Operating Income (Loss)
Packaging	$1,465.4	$2.1	$1,467.5	$199.8	(b)
Paper	217.4	—	217.4	32.5	(b)
Corporate and Other	25.9	34.3	60.2	(23.2)
Intersegment eliminations	—	(36.4)	(36.4)	—
	$1,708.7	$—	$1,708.7	209.1
Non-operating pension expense				0.6
Interest expense, net				(19.6)
Income before taxes				$190.1

(a)

The three months ended March 31, 2021 include the following:

1. $2.1 million of charges consisting of closure costs related to corrugated products facilities.

2. $1.1 million of charges related to the announced discontinuation of production of uncoated freesheet paper grades on the No. 3 machine at the Jackson, Alabama mill in the first quarter of 2021 associated with the permanent conversion of the machine to produce linerboard.

(b)

The three months ended March 31, 2020 include the following:

1.$0.8 million of incremental, out-of-pocket costs related to COVID-19, including supplies, cleaning and sick pay. Beginning in July 2020, all corresponding COVID-19 related expenses were included in normalized costs.

2.$0.4 million of charges consisting of closure costs related to corrugated products facilities.

19.	Commitments, Guarantees, Indemnifications and Legal Proceedings

We have financial commitments and obligations that arise in the ordinary course of our business. These include long-term debt, capital commitments, lease obligations, and purchase commitments for goods and services, and legal proceedings, all of which are discussed in Note 10, Debt, and Note 20, Commitments, Guarantees, Indemnifications, and Legal Proceedings, of the Notes to Consolidated Financial Statements in "Part II, Item 8. Financial Statements and Supplementary Data" of our 2020 Annual Report on Form 10-K.

Guarantees and Indemnifications

We provide guarantees, indemnifications, and other assurances to third parties in the normal course of our business. These include tort indemnifications, product guarantees, environmental assurances, and representations and warranties in commercial agreements. At March 31, 2021, we are not aware of any material liabilities arising from any guarantee, indemnification, or financial assurance we have provided. If we determined such a liability was probable and subject to reasonable determination, we would accrue for it at that time.

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

The EPA investigation is ongoing. In May 2017, the EPA conducted an on-site inspection of the facility to assess compliance with the Clean Air Act, Risk Management Program (RMP). The Company provided additional information to the EPA promptly after the inspection to address certain areas of concern (AOCs) observed during the inspection. In January 2021, the EPA and U.S. Department of Justice (DOJ) initiated civil judicial enforcement discussions with PCA. These discussions are ongoing. As of the date of filing of this report, no complaint has been filed. PCA continues to cooperate with the agencies. Since the inspection in 2017, PCA performed several voluntary activities to address the AOCs presented in the EPA’s inspection report and has removed the RMP covered process from the facility.

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

This management’s discussion and analysis includes statements regarding our expectations with respect to our future performance, expected business conditions, liquidity, and capital resources. Such statements, along with any other statements that are not historical in nature, are forward-looking. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in our 2020 Annual Report on Form 10-K, as well as those factors listed in other documents we file with the Securities and Exchange Commission (SEC). We do not assume any obligation to update any forward-looking statement. Our actual results may differ materially from those contained in or implied by any of the forward-looking statements in this Form 10-Q. Please see “Forward Looking Statements” elsewhere in this Item 2.

Overview

PCA is the third largest producer of containerboard products and a leading producer of uncoated freesheet paper in North America. We operate eight mills and 90 corrugated products manufacturing plants. Our containerboard mills produce linerboard and corrugating medium, which are papers primarily used in the production of corrugated products. Our corrugated products manufacturing plants produce a wide variety of corrugated packaging products, including conventional shipping containers used to protect and transport manufactured goods, multi-color boxes and displays with strong visual appeal that help to merchandise the packaged product in retail locations, and honeycomb protective packaging. In addition, we are a large producer of packaging for meat, fresh fruit and vegetables, processed food, beverages, and other industrial and consumer products. We also manufacture and sell uncoated freesheet papers, including both commodity and specialty papers, which may have custom or specialized features such as colors, coatings, high brightness, and recycled content. We are headquartered in Lake Forest, Illinois and operate primarily in the United States.

This Item 2 is intended to supplement, and should be read in conjunction with, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2020 Annual Report on Form 10-K.

Executive Summary

First quarter net sales were $1.81 billion in 2021 and $1.71 billion in 2020. We reported $167 million of net income, or $1.75 per diluted share, during the first quarter of 2021, compared to $142 million, or $1.49 per diluted share, during the same period in 2020. Net income included $2 million of expense for special items in the first quarter of 2021, compared to $1 million of expense for special items in 2020 (discussed below). Excluding special items, net income was $169 million, or $1.77 per diluted share, during the first quarter of 2021, compared to $143 million, or $1.50 per diluted share, in the first quarter of 2020. The increase in net income was driven primarily by higher volume and prices and mix in our Packaging segment, and lower annual outage expenses. These items were partially offset by lower volume and prices and mix in our Paper segment, higher operating costs, higher freight and logistics expenses, higher converting costs, and other expenses. For additional detail on special items included in reported GAAP results, as well as segment income (loss) excluding special items, earnings before non-operating pension income (expense), interest, income taxes, and depreciation, amortization, and depletion (EBITDA), and EBITDA excluding special items, see “Item 2. Reconciliations of Non-GAAP Financial Measures to Reported Amounts.”

Packaging segment income from operations was $258 million in the first quarter of 2021, compared to $200 million in the first quarter of 2020. Packaging segment EBITDA excluding special items was $352 million in the first quarter of 2021 compared to $290 million in the first quarter of 2020. The increase in EBITDA excluding special items was due primarily to higher sales and production volumes, higher prices and mix, and lower annual outage costs, partially offset by higher operating and converting costs, higher freight and logistic expenses, and other costs. Demand for our Packaging products remained strong throughout the first quarter, and we increased our containerboard production over the prior year period by producing linerboard during the entire quarter on the No. 3 machine at our Jackson, Alabama mill. During the fourth quarter of 2020, in order to meet strong packaging demand and maintain appropriate inventory levels, we temporarily began producing linerboard on the machine. In the first quarter of 2021, we announced the discontinuation of production of uncoated freesheet paper grades on the machine and the permanent conversion of the machine to produce linerboard in a phased approach over the next three years. Before October 2020, operating results for the Jackson mill were included in the Paper segment. Beginning in October 2020, operating results for the Jackson mill are included in both the Packaging and Paper segments.

Paper segment income from operations was $9 million in the first quarter of 2021, compared to income of $33 million in the first quarter of 2020. Paper segment EBITDA excluding special items was $16 million in the first quarter of 2021, compared to $42 million in the first quarter of 2020. The decrease in EBITDA excluding special items was due to lower sales and production volumes, lower prices and mix, and higher freight and logistic expenses, partially offset by lower operating costs and lower annual outage expense. Sales were 24% lower than last year as demand has continued to be negatively affected by the COVID-19 pandemic and related closures of offices and schools.

Demand for our corrugated products remains strong into the second quarter, and we continue to implement price increases that we previously announced to our packaging customers late in 2020 and earlier in 2021. We expect paper volumes to remain consistent with the first quarter and higher paper pricing as we realize price increases recently notified to our customers. We expect higher expenses in the second quarter than the first quarter relating to maintenance outages at our mills and continued inflation in freight and most of our other operating and converting costs.

Special Items and Earnings per Diluted Share, Excluding Special Items

A reconciliation of reported earnings per diluted share to earnings per diluted share, excluding special items, for the three months ended March 31, 2021 and 2020 are as follows:

	Three Months Ended
	March 31,
	2021	2020
Earnings per diluted share, as reported	$1.75	$1.49
Special items:
Facilities closure and other costs (a)	0.01	—
Jackson mill conversion (b)	0.01	—
Incremental costs for COVID-19 (c)	—	0.01
Total special items	0.02	0.01
Earnings per diluted share, excluding special items	$1.77	$1.50

(a)	For the three months ended March 31, 2021 and March 31, 2020, respectively, includes $2.1 million and $0.4 million of charges consisting of closure costs related to corrugated products facilities.

(b)

For the three months ended March 31, 2021, includes $1.1 million of charges related to the announced discontinuation of production of uncoated freesheet paper grades on the No. 3 machine at the Jackson, Alabama mill in the first quarter of 2021 associated with the permanent conversion of the machine to produce linerboard.

(c)

The three months ended March 31, 2020 include $0.8 million of incremental, out-of-pocket costs related to COVID-19, including supplies, cleaning and sick pay. Beginning in July 2020, all corresponding COVID-19 related expenses were included in normalized costs.

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

Industry and Business Conditions

Trade publications reported North American industry-wide corrugated products shipments per work day were up 5.5% during the first quarter of 2021 compared to the same quarter of 2020. Reported industry containerboard production increased 2.1% compared to the first quarter of 2020. Reported industry containerboard inventories at the end of the first quarter of 2021 were approximately 2.3 million tons, down 9.9% compared to the same period in 2020. Reported containerboard export shipments were down 24.9% compared to the first quarter of 2020. Prices reported by trade publications increased by $20 per ton for linerboard and $30 per ton for corrugating medium in March 2021 and a further $40 per ton for linerboard and corrugating medium in April 2021.

Trade publications reported North American uncoated freesheet paper shipments were down 19.6% in the first quarter of 2021, compared to the same quarter of 2020. Average prices reported by a trade publication for cut size office papers were higher by $7 per ton, or 0.6%, in the first quarter of 2021, compared to the fourth quarter of 2020, and lower by $28 per ton, or 2.5%, compared to the first quarter of 2020. Average prices reported by a trade publication for cut size office papers increased $20 per ton in March 2021 and a further $40 per ton in April 2021.

Results of Operations

Three Months Ended March 31, 2021, compared to Three Months Ended March 31, 2020

The historical results of operations of PCA for the three months ended March 31, 2021 and 2020 are set forth below (dollars in millions):

	Three Months Ended
	March 31,
	2021	2020	Change
Packaging	$1,623.6	$1,467.5	$156.1
Paper	164.6	217.4	(52.8)
Corporate and Other	55.4	60.2	(4.8)
Intersegment eliminations	(36.4)	(36.4)	—
Net sales	$1,807.2	$1,708.7	$98.5

Packaging	$257.9	$199.8	$58.1
Paper	8.7	32.5	(23.8)
Corporate and Other	(28.3)	(23.2)	(5.1)
Income from operations	$238.3	$209.1	$29.2
Non-operating pension income	4.8	0.6	4.2
Interest expense, net	(23.5)	(19.6)	(3.9)
Income before taxes	219.6	190.1	29.5
Income tax provision	(53.1)	(48.4)	(4.7)
Net income	$166.5	$141.7	$24.8
Non-GAAP Measures (a)
Net income excluding special items	$168.9	$142.6	$26.3
Consolidated EBITDA	339.1	309.4	29.7
Consolidated EBITDA excluding special items	341.8	310.6	31.2
Packaging EBITDA	350.0	288.8	61.2
Packaging EBITDA excluding special items	352.1	289.9	62.2
Paper EBITDA	15.2	41.9	(26.7)
Paper EBITDA excluding special items	15.8	42.0	(26.2)

(a)	See “Reconciliations of Non-GAAP Financial Measures to Reported Amounts” included in this Item 2 for a reconciliation of non-GAAP measures to the most comparable GAAP measure.

Net Sales

Net sales increased $98 million, or 5.7%, to $1,807 million during the three months ended March 31, 2021, compared to $1,709 million during the same period in 2020.

Packaging. Net sales increased $156 million, or 10.6%, to $1,624 million, compared to $1,468 million in the first quarter of 2020 due to higher containerboard and corrugated products volume ($106 million) and higher prices and mix ($50 million). In the first quarter of 2021, our domestic containerboard prices were 3.4% higher, while export prices were 16.2% higher, than the same period in 2020. In the first quarter of 2021, export and domestic containerboard outside shipments increased 12.9% compared to the first quarter of 2020. Our total corrugated products shipments were up 6.6% with one less workday, and up 8.3% per day compared to the same period in 2020, driven by strong demand.

Paper. Net sales during the three months ended March 31, 2021 decreased $53 million, or 24.2%, to $165 million, compared to $217 million in the first quarter of 2020, due to decreased volume ($48 million) and lower prices and mix ($5 million), as demand has been harmed by the COVID-19 pandemic. In the fourth quarter of 2020, the Jackson mill No. 3 machine began producing linerboard to balance supply and demand.

Gross Profit

Gross profit increased $39 million during the three months ended March 31, 2021, compared to the same period in 2020. The increase was driven primarily by higher volume and prices and mix in our Packaging segment, and lower annual outage expenses. These items were partially offset by lower volume and prices and mix in our Paper segment, higher operating costs, higher freight and logistics expenses, higher converting costs, and other expenses. In the three months ended March 31, 2021, gross profit included $0.5 million of special items for charges related to the Jackson mill conversion. In the three months ended March 31, 2020, gross profit included $1 million of special items for incremental, out-of-pocket costs related to COVID-19.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses (“SG&A”) decreased $1 million during the three months ended March 31, 2021, compared to the same period in 2020. The decrease was primarily due to lower travel and entertainment expenses partially offset by higher employee salaries and fringes and incentives.

Other Expense, Net

Other expense, net, for the three months ended March 31, 2021 and 2020 are set forth below (dollars in millions):

	Three Months Ended
	March 31,
	2021	2020
Asset disposals and write-offs	$(14.7)	$(6.0)
Facilities closure and other costs	(2.1)	(0.4)
Jackson mill conversion	(0.5)	—
Other	(3.1)	(3.6)
Total	$(20.4)	$(10.0)

We discuss these items in more detail in Note 5, Other Expense, Net, of the Condensed Notes to Unaudited Quarterly Consolidated Financial Statements in “Part I, Item 1. Financial Statements” of this Form 10-Q.

Income from Operations

Income from operations increased $29 million, or 13.9%, during the three months ended March 31, 2021, compared to the same period in 2020. The first quarter of 2021 included $3 million of special items expense related to corrugated facility closure costs and the Jackson mill conversion from uncoated freesheet paper to linerboard, compared to $1 million of special items expense for incremental, out-of-pocket costs related to COVID-19 in the first quarter of 2020.

Packaging. Packaging segment income from operations increased $58 million to $258 million, compared to $200 million during the three months ended March 31, 2020. The increase related primarily to higher sales and production volumes ($57 million), higher containerboard and corrugated products prices and mix ($42 million) and lower annual outage expense ($10 million), partially offset by higher operating and converting costs ($36 million), higher freight expenses ($9 million), higher depreciation expense ($3 million), and other costs. Special items during the first quarter of 2021 included $2 million of expenses related to corrugated facility closure costs, compared to $1 million of special items expense for incremental, out-of-pocket costs related to COVID-19 in the first quarter of 2020.

Paper. Paper segment income from operations decreased $24 million to $9 million, compared to income of $33 million during the three months ended March 31, 2020. The decrease primarily related to lower sales and production volumes ($36 million), lower prices and mix ($4 million), and higher freight expenses ($7 million), partially offset by lower operating costs ($19 million), lower annual outage expense ($5 million), and other costs. Special items during the first quarter of 2021 included $1 million of expenses related to the Jackson mill conversion from uncoated freesheet paper to linerboard, compared to no special items in the first quarter of 2020.

Non-Operating Pension Income, Interest Expense, Net and Income Taxes

Non-operating pension income increased $4 million during the three months ended March 31, 2021, compared to the same period in 2020. The increase in non-operating pension income was primarily related to the favorable 2020 asset performance.

Interest expense, net increased $4 million during the three months ended March 31, 2021, compared to the same period in 2020. The increase in interest expense, net was primarily related to lower interest income due to lower rates on invested cash balances in the first quarter of 2021, and higher earnings on deferred compensation balances in the first quarter of 2021.

During the three months ended March 31, 2021, we recorded $53 million of income tax expense, compared to $48 million of expense during the three months ended March 31, 2020. The effective tax rate for the three months ended March 31, 2021 and 2020 was 24.2% and 25.5%, respectively. The decrease in our effective tax rate was primarily due to a favorable state law change during the three months ended March 31, 2021 with no corresponding favorable state law change during the three months ended March 31, 2020.

Liquidity and Capital Resources

Sources and Uses of Cash

Our primary sources of liquidity are net cash provided by operating activities, cash on hand, and available borrowing capacity under our revolving credit facility. At March 31, 2021, we had $983 million of cash and cash equivalents, $150 million of marketable debt securities, and $325 million of unused borrowing capacity under the revolving credit facility, net of letters of credit. Currently, our primary uses of cash are for operations, capital expenditures, common stock dividends, debt service, acquisitions, and repurchases of common stock. We believe that net cash generated from operating activities, cash on hand, available borrowings under our revolving credit facility, and available capital through access to capital markets will be adequate to meet our liquidity and capital requirements, including payments of any declared common stock dividends, for the foreseeable future. As our debt or credit facilities become due, we will need to repay, refinance, extend, or replace such debt or credit facilities. Our ability to do so will be subject to future economic conditions and financial, business, and other factors, many of which are beyond our control.

Below is a summary table of our cash flows, followed by a discussion of our sources and uses of cash through operating activities, investing activities, and financing activities (dollars in millions):

	Three Months Ended
	March 31,
	2021	2020	Change
Net cash provided by (used for):
Operating activities	$191.6	$236.7	$(45.1)
Investing activities	(87.5)	(77.0)	(10.5)
Financing activities	(95.3)	(75.2)	(20.1)
Net increase in cash and cash equivalents	$8.8	$84.5	$(75.7)

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

During the three months ended March 31, 2021, net cash provided by operating activities was $192 million, compared to $237 million in the same period in 2020, a decrease of $45 million. Cash from operations excluding changes in cash used for operating assets and liabilities increased $26 million primarily due to higher income from operations as discussed above. Cash decreased by $71 million due to changes in operating assets and liabilities, primarily due to the following:

a)

a larger increase in accounts receivable due to sales volumes in the first quarter of 2021 in both the Packaging and Paper segments as well as timing of collection of receivables in the Paper segment, and

b)

a decrease in accounts payable in 2021 compared to 2020 primarily due to the timing of payments as well as lower expenditures in connection with annual maintenance outages performed in the first quarter of 2021 compared to 2020.

Investing Activities

We used $88 million for investing activities during the three months ended March 31, 2021 compared to $77 million during the same period in 2020. We spent $85 million for internal capital investments during the three months ended March 31, 2021, compared to $71 million during the same period in 2020.

We expect capital investments in 2021 to be between $650 million and $675 million, including capital spending related to the conversion of the No. 3 paper machine to containerboard at our Jackson mill. These expenditures could increase or decrease as a result of a number of factors, including our financial results, strategic opportunities, future economic conditions, and our regulatory compliance requirements. We currently estimate capital expenditures to comply with environmental regulations will be about $20 million in 2021. Our estimated environmental expenditures could vary significantly depending upon the enactment of new environmental laws and regulations, including those related to greenhouse gas emissions and industrial boilers. For additional information, see “Environmental Matters” in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2020 Annual Report on Form 10-K.

Financing Activities

During the three months ended March 31, 2021, net cash used for financing activities was $95 million, compared to $75 million during the same period in 2020. In the first three months of 2021, we paid $95 million of dividends compared with $75 million of dividends paid during the first three months of 2020.

For more information about our debt, see Note 10, Debt, of the Notes to Consolidated Financial Statements in “Part II, Item 8. Financial Statements and Supplementary Data” of our 2020 Annual Report on Form 10-K.

Contractual Obligations

There have been no material changes to the contractual obligations table disclosed in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2020 Annual Report on Form 10-K.

Reconciliations of Non-GAAP Financial Measures to Reported Amounts

Income from operations excluding special items, net income excluding special items, EBITDA, and EBITDA excluding special items are non-GAAP financial measures. Management excludes special items, as it believes that these items are not necessarily reflective of the ongoing operations of our business. These measures are presented because they provide a means to evaluate the performance of our segments and our Company on an ongoing basis using the same measures that are used by our management, because these measures assist in providing a meaningful comparison between periods and because these measures are frequently used by investors and other interested parties in the evaluation of companies and the performance of their segments. Any analysis of non-GAAP financial measures should be done in conjunction with results presented in accordance with GAAP. The non-GAAP measures are not intended to be substitutes for GAAP financial measures and should not be used as such. Reconciliations of the non-GAAP measures to the most comparable measure reported in accordance with GAAP for the three months ended March 31, 2021 and 2020 follow (dollars in millions):

	Three Months Ended March 31,
	2021			2020
	Income before Taxes	Income Taxes	Net Income	Income before Taxes	Income Taxes	Net Income
As reported in accordance with GAAP	$219.6	$(53.1)	$166.5	$190.1	$(48.4)	$141.7
Special items:
Facilities closure and other costs (a)	2.1	(0.5)	1.6	0.4	(0.1)	0.3
Jackson mill conversion (b)	1.1	(0.3)	0.8	—	—	—
Incremental costs for COVID-19 (c)	—	—	—	0.8	(0.2)	0.6
Total special items	3.2	(0.8)	2.4	1.2	(0.3)	0.9
Excluding special items	$222.8	$(53.9)	$168.9	$191.3	$(48.7)	$142.6

(a)	Includes charges consisting of closure costs related to corrugated products facilities.
(b)

Includes charges related to the announced discontinuation of production of uncoated freesheet paper grades on the No. 3 machine at the Jackson, Alabama mill in the first quarter of 2021 associated with the permanent conversion of the machine to produce linerboard.

(c)

Includes incremental, out-of-pocket costs related to COVID-19 including supplies, cleaning and sick pay. Beginning in July 2020, all corresponding COVID-19 related expenses were included in normalized costs.

The following table reconciles net income to EBITDA and EBITDA excluding special items for the periods indicated (dollars in millions):

	Three Months Ended
	March 31,
	2021	2020
Net income	$166.5	$141.7
Non-operating pension income	(4.8)	(0.6)
Interest expense, net	23.5	19.6
Income tax provision	53.1	48.4
Depreciation, amortization, and depletion	100.8	100.3
EBITDA	$339.1	$309.4

Special items:
Facilities closure and other costs	2.1	0.4
Jackson mill conversion	0.6	—
Incremental costs for COVID-19	—	0.8
Total special items	2.7	1.2
EBITDA excluding special items	$341.8	$310.6

The following table reconciles segment income (loss) to EBITDA and EBITDA excluding special items for the periods indicated (dollars in millions):

	Three Months Ended
	March 31,
	2021	2020
Packaging
Segment income	$257.9	$199.8
Depreciation, amortization, and depletion	92.1	89.0
EBITDA	350.0	288.8
Facilities closure and other costs	2.1	0.4
Incremental costs for COVID-19	—	0.7
EBITDA excluding special items	$352.1	$289.9

Paper
Segment income	$8.7	$32.5
Depreciation, amortization, and depletion	6.5	9.4
EBITDA	15.2	41.9
Jackson mill conversion	0.6	—
Incremental costs for COVID-19	—	0.1
EBITDA excluding special items	$15.8	$42.0

Corporate and Other
Segment loss	$(28.3)	$(23.2)
Depreciation, amortization, and depletion	2.2	1.9
EBITDA	(26.1)	(21.3)
EBITDA excluding special items	$(26.1)	$(21.3)

EBITDA	$339.1	$309.4

EBITDA excluding special items	$341.8	$310.6

Market Risk and Risk Management Policies

PCA is exposed to the impact of interest rate changes and changes in the market value of its financial instruments. We periodically enter into derivatives to minimize these risks, but not for trading purposes. We were not a party to any derivatives-based arrangements at March 31, 2021. For a discussion of derivatives and hedging activities, see Note 15, Derivative Instruments and Hedging Activities, of the Notes to Consolidated Financial Statements in “Part II, Item 8. Financial Statements and Supplementary Data” of our 2020 Annual Report on Form 10-K.

At March 31, 2021, interest rates on 100% of PCA’s outstanding debt are fixed.

Off-Balance-Sheet Activities

The Company does not have any off-balance sheet arrangements as of March 31, 2021.

Environmental Matters

There have been no material changes to the disclosure set forth in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Environmental Matters” filed with our 2020 Annual Report on Form 10-K.

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

PCA has included in its 2020 Annual Report on Form 10-K a discussion of its critical accounting policies and estimates which require management’s most difficult, subjective, or complex judgments used in the preparation of its consolidated financial statements. PCA has not had any changes to these critical accounting estimates during the first three months of 2021.

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

Our actual results, performance or achievement could differ materially from those expressed in, or implied by, these forward-looking statements, and accordingly, we can give no assurances that any of the events anticipated by the forward-looking statements will transpire or occur, or if any of them do occur, what impact they will have on our results of operations or financial condition. Given these uncertainties, investors are cautioned not to place undue reliance on these forward-looking statements. We expressly disclaim any obligation to publicly revise any forward-looking statements that have been made to reflect the occurrence of events after the date hereof. For a discussion of other factors, risks and uncertainties that may affect our business, see Item 1A. Risk Factors included in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

Prior to filing this report, PCA completed an evaluation under the supervision and with the participation of PCA’s management, including PCA’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of PCA’s disclosure controls and procedures as of March 31, 2021. The evaluation of PCA’s disclosure controls and procedures included a review of the controls’ objectives and design, PCA’s implementation of the controls, and the effect of the controls on the information generated for use in this report. Based on this evaluation, PCA’s Chief Executive Officer and Chief Financial Officer concluded that PCA’s disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2021.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the most recent fiscal quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

The disclosure set forth under the caption "Legal Proceedings" in Note 19, Commitments, Guarantees, Indemnifications and Legal Proceedings, of the Condensed Notes to Unaudited Quarterly Consolidated Financial Statements in "Part I, Item 1. Financial Statements" of this Form 10-Q is incorporated herein by reference.

Item 1A.	RISK FACTORS

There have been no material changes to the risk factors disclosed in “Part I, Item IA. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table presents information related to our repurchases of common stock made under repurchase plans authorized by PCA's Board of Directors, and shares withheld to cover taxes on vesting of equity awards, during the three months ended March 31, 2021:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in millions)
January 1-31, 2021	653	$134.65	—	$193.0
February 1-28, 2021	—	—	—	193.0
March 1-31, 2021	448	135.37	—	193.0
Total	1,101	$134.94	—	$193.0

(a)	All shares were withheld from employees to cover income and payroll taxes on equity awards that vested during the period.
Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS

Exhibit Number	Description

31.1	Certification of Chief Executive Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. †

31.2	Certification of Chief Financial Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. †

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document. †

101.SCH	Inline XBRL Taxonomy Extension Schema Document. †

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document. †

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document. †

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document. †

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document. †

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101). †

†	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Packaging Corporation of America

/s/ PAMELA A. BARNES
Pamela A. Barnes Senior Vice President, Finance and Controller

Date: May 5, 2021