Form 10-Q
period 2021-06-30
PACKAGING CORP OF AMERICA
filed 2021-08-05
CIK 75677

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

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

As of July 30, 2021 the Registrant had outstanding 94,992,190 shares of common stock, par value $0.01 per share.

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

i

PART I

FINANCIAL INFORMATION

Item 1.          FINANCIAL STATEMENTS

Packaging Corporation of America

Consolidated Statements of Income and Comprehensive Income

(unaudited, dollars in millions, except per-share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Statements of Income:
Net sales	$1,879.9	$1,541.6	$3,687.0	$3,250.3
Cost of sales	(1,431.1)	(1,215.8)	(2,834.5)	(2,559.6)
Gross profit	448.8	325.8	852.5	690.7
Selling, general and administrative expenses	(146.3)	(136.3)	(291.3)	(282.2)
Goodwill impairment	—	(55.2)	—	(55.2)
Other expense, net	(7.9)	(18.2)	(28.3)	(28.1)
Income from operations	294.6	116.1	532.9	325.2
Non-operating pension income	5.0	0.6	9.8	1.1
Interest expense, net	(24.9)	(25.1)	(48.4)	(44.6)
Income before taxes	274.7	91.6	494.3	281.7
Provision for income taxes	(67.4)	(34.9)	(120.5)	(83.4)
Net income	$207.3	$56.7	$373.8	$198.3
Net income per common share:
Basic	$2.18	$0.60	$3.94	$2.09
Diluted	$2.17	$0.59	$3.92	$2.08
Dividends declared per common share	$1.00	$0.79	$2.00	$1.58
Statements of Comprehensive Income:
Net income	$207.3	$56.7	$373.8	$198.3
Other comprehensive income, net of tax:
Changes in unrealized gains (losses) on marketable debt securities, net of tax of $0.0 million, $0.3 million, $0.1 million, and $0.2 million	(0.1)	0.9	(0.2)	0.7
Amortization of pension and postretirement plans actuarial loss and prior service cost, net of tax of $0.8 million, $0.9 million, $1.7 million, and $1.8 million	2.5	2.7	5.0	5.4
Other comprehensive income	2.4	3.6	4.8	6.1
Comprehensive income	$209.7	$60.3	$378.6	$204.4

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Packaging Corporation of America

Consolidated Balance Sheets

(unaudited, dollars and shares in millions, except per-share data)

	June 30,	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$972.2	$974.6
Short-term marketable debt securities	101.7	105.6
Accounts receivable, net of allowance for credit losses and customer deductions of $13.7 million as of June 30, 2021 and $10.6 million December 31, 2020, respectively	981.4	832.4
Inventories	827.2	787.9
Prepaid expenses and other current assets	78.6	44.7
Federal and state income taxes receivable	—	5.1
Total current assets	2,961.1	2,750.3
Property, plant, and equipment, net	3,240.5	3,193.4
Goodwill	863.5	863.5
Other intangible assets, net	277.0	295.9
Operating lease right-of-use assets	233.0	234.2
Long-term marketable debt securities	49.9	42.7
Other long-term assets	48.6	53.2
Total assets	$7,673.6	$7,433.2
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Operating lease obligations	$68.8	$68.9
Finance lease obligations	1.7	1.6
Accounts payable	405.3	387.0
Dividends payable	97.4	97.0
Accrued liabilities	231.4	216.2
Accrued interest	11.6	11.9
Federal and state income taxes payable	0.6	—
Total current liabilities	816.8	782.6
Long-term liabilities:
Long-term debt	2,479.8	2,479.4
Operating lease obligations	172.3	173.6
Finance lease obligations	13.5	14.4
Deferred income taxes	395.7	379.4
Compensation and benefits	294.3	298.3
Other long-term liabilities	56.9	59.2
Total long-term liabilities	3,412.5	3,404.3
Commitments and contingent liabilities
Stockholders' equity:
Common stock, par value $0.01 per share, 300.0 million shares authorized, 95.0 million and 94.8 million shares issued as of June 30, 2021 and December 31, 2020, respectively	1.0	0.9
Additional paid in capital	574.5	554.4
Retained earnings	3,008.5	2,835.5
Accumulated other comprehensive loss	(139.7)	(144.5)
Total stockholders' equity	3,444.3	3,246.3
Total liabilities and stockholders' equity	$7,673.6	$7,433.2

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Packaging Corporation of America

Consolidated Statements of Cash Flows

(unaudited, dollars in millions)

	Six Months Ended
	June 30,
	2021	2020
Cash Flows from Operating Activities:
Net income	$373.8	$198.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization of intangibles	205.5	208.5
Amortization of deferred financing costs	1.3	1.3
Share-based compensation expense	20.1	17.8
Deferred income tax provision	14.3	19.2
Loss on asset disposals	5.4	2.3
Goodwill impairment	—	55.2
Pension and post-retirement benefits expense, net of contributions	(0.3)	(1.1)
Other, net	4.2	14.1
Changes in operating assets and liabilities:
(Increase) decrease in assets —
Accounts receivable	(149.0)	28.3
Inventories	(39.4)	(40.4)
Prepaid expenses and other current assets	(34.7)	(14.9)
Increase (decrease) in liabilities —
Accounts payable	(2.7)	(37.8)
Accrued liabilities	15.4	(7.7)
Federal and state income taxes payable / receivable	5.9	20.4
Net cash provided by operating activities	419.8	463.5
Cash Flows from Investing Activities:
Additions to property, plant, and equipment	(216.5)	(151.2)
Additions to other long term assets	(1.6)	(5.1)
Proceeds from asset disposals	2.4	4.3
Purchases of marketable debt securities	(65.7)	(20.5)
Proceeds from sales of marketable debt securities	12.9	12.3
Proceeds from maturities of marketable debt securities	48.3	31.4
Net cash used for investing activities	(220.2)	(128.8)
Cash Flows from Financing Activities:
Repayments of debt and finance lease obligations	(0.8)	(0.8)
Financing costs paid	(0.9)	—
Common stock dividends paid	(189.8)	(149.7)
Shares withheld to cover employee restricted stock taxes	(10.5)	(10.4)
Net cash used for financing activities	(202.0)	(160.9)
Net (decrease) increase in cash and cash equivalents	(2.4)	173.8
Cash and cash equivalents, beginning of period	974.6	679.5
Cash and cash equivalents, end of period	$972.2	$853.3

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Packaging Corporation of America

Consolidated Statements of Changes in Stockholders’ Equity

(unaudited, dollars in millions and shares in thousands)

	Common Stock		Additional Paid in	Retained	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Earnings	Loss	Equity
Balance at April 1, 2021	94,994	$1.0	$566.0	$2,906.3	$(142.1)	$3,331.2
Common stock withheld and retired to cover taxes on vested stock awards	(76)	(0.1)	(0.6)	(9.7)	—	(10.4)
Common stock dividends declared	—	—	—	(95.4)	—	(95.4)
Share-based compensation	61	0.1	9.1	—	—	9.2
Comprehensive income	—	—	—	207.3	2.4	209.7
Balance at June 30, 2021	94,979	$1.0	$574.5	$3,008.5	$(139.7)	$3,444.3

	Common Stock		Additional Paid in	Retained	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Earnings	Loss	Equity
Balance at April 1, 2020	94,848	$0.9	$534.9	$2,771.1	$(157.0)	$3,149.9
Common stock withheld and retired to cover taxes on vested stock awards	(106)	—	(0.8)	(9.6)	—	(10.4)
Common stock dividends declared	—	—	—	(75.3)	—	(75.3)
Share-based compensation	93	—	8.6	—	—	8.6
Comprehensive income	—	—	—	56.7	3.6	60.3
Balance at June 30, 2020	94,835	$0.9	$542.7	$2,742.9	$(153.4)	$3,133.1

	Common Stock		Additional Paid in	Retained	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Earnings	Loss	Equity
Balance at January 1, 2021	94,830	$0.9	$554.4	$2,835.5	$(144.5)	$3,246.3
Common stock withheld and retired to cover taxes on vested stock awards	(77)	(0.1)	(0.6)	(9.8)	—	(10.5)
Common stock dividends declared	—	—	—	(190.9)	—	(190.9)
Share-based compensation	226	0.2	20.7	(0.1)	—	20.8
Comprehensive income	—	—	—	373.8	4.8	378.6
Balance at June 30, 2021	94,979	$1.0	$574.5	$3,008.5	$(139.7)	$3,444.3

	Common Stock		Additional Paid in	Retained	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Earnings	Loss	Equity
Balance at January 1, 2020	94,655	$0.9	$524.8	$2,704.8	$(159.5)	$3,071.0
Common stock withheld and retired to cover taxes on vested stock awards	(107)	—	(0.8)	(9.6)	—	(10.4)
Common stock dividends declared	—	—	—	(150.5)	—	(150.5)
Share-based compensation	287	—	18.7	—	—	18.7
Other	—	—	—	(0.1)	—	(0.1)
Comprehensive income	—	—	—	198.3	6.1	204.4
Balance at June 30, 2020	94,835	$0.9	$542.7	$2,742.9	$(153.4)	$3,133.1

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

The consolidated financial statements of PCA as of June 30, 2021 and for the three and six months ended June 30, 2021 and 2020 are unaudited but include all adjustments (consisting only of normal recurring adjustments) that management considers necessary for a fair presentation of such financial statements. The preparation of the consolidated financial statements involves the use of estimates and accruals. Actual results may vary from those estimates. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with Article 10 of Regulation S-X of the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete audited financial statements. Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. These consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2020.

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

The following table presents our revenues disaggregated by product line (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Packaging	$1,718.5	$1,409.9	$3,342.1	$2,877.4
Paper	142.3	123.3	306.8	340.7
Corporate and Other	19.1	8.4	38.1	32.2
Total revenue	$1,879.9	$1,541.6	$3,687.0	$3,250.3

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

4.       Earnings Per Share

The following table sets forth the computation of basic and diluted income per common share for the periods presented (dollars and shares in millions, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Numerator:	2021	2020	2021	2020
Net income	$207.3	$56.7	$373.8	$198.3
Less: Distributed and undistributed earnings allocated to participating securities	(1.8)	(0.5)	(3.1)	(1.8)
Net income attributable to common shareholders	$205.5	$56.2	$370.7	$196.5
Denominator:
Weighted average basic common shares outstanding	94.2	94.0	94.2	94.0
Effect of dilutive securities	0.4	0.4	0.4	0.4
Weighted average diluted common shares outstanding	94.6	94.4	94.6	94.4
Basic income per common share	$2.18	$0.60	$3.94	$2.09
Diluted income per common share	$2.17	$0.59	$3.92	$2.08

5.       Other Expense, Net

The components of other income (expense), net, were as follows (dollars in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Asset disposals and write-offs	$(9.0)	$(5.0)	$(19.9)	$(11.0)
Facilities closure and other income (costs) (a)	5.5	(13.3)	3.4	(13.7)
Jackson mill conversion (b)	(2.4)	—	(2.9)	—
Other	(2.0)	0.1	(8.9)	(3.4)
Total	$(7.9)	$(18.2)	$(28.3)	$(28.1)

(a)
For 2021, includes income primarily consisting of an adjustment of the required asset retirement obligation related to the 2020 closure of the San Lorenzo, California facility, a gain on sale of transportation assets, and insurance proceeds received for a natural disaster at one of the corrugated products facilities, partially offset by closure costs related to corrugated products facilities. For 2020, includes costs primarily related to the closure of the San Lorenzo, California facility during the second quarter of 2020, partially offset by income related to the sale of a corrugated products facility.
(b)
Includes charges related to the announced discontinuation of production of uncoated freesheet paper grades on the No. 3 machine at the Jackson, Alabama mill in the first quarter of 2021 associated with the permanent conversion of the machine to produce linerboard.

6.       Income Taxes

For the three months ended June 30, 2021 and 2020, we recorded $67.4 million and $34.9 million of income tax expense and had an effective tax rate of 24.5% and 38.2%, respectively. For the six months ended June 30, 2021 and 2020, we recorded $120.5 million and $83.4 million of income tax expense and had an effective tax rate of 24.4% and 29.6%, respectively. The decrease in our effective tax rate for both the three and six months ended June 30, 2021 compared to the same period in 2020 was primarily due to the nondeductible goodwill impairment charge associated with our Paper reporting unit recognized during the three and six months ended June 30, 2020 with no corresponding charge during the three and six months ended June 30, 2021.

Our current effective tax rate may differ from the federal statutory income tax rate of 21.0% due primarily to the effect of state and local income taxes. During the six months ended June 30, 2021 and 2020, cash paid for taxes, net of refunds received, was $100.4 million and $43.7 million, respectively. The increase in cash tax payments between the periods is primarily due to higher 2021 taxable income.

During the three and six months ended June 30, 2021, there were no significant changes to our uncertain tax positions. For more information, see Note 7, Income Taxes, of the Notes to Consolidated Financial Statements in “Part II, Item 8. Financial Statements and Supplementary Data” of our 2020 Annual Report on Form 10-K.

7.       Inventories

We value our raw materials, work in process, and finished goods inventories using lower of cost, as determined by the average cost method, or net realizable value. Supplies and materials are valued at the first-in, first-out (FIFO) or average cost methods.

The components of inventories were as follows (dollars in millions):

	June 30,	December 31,
	2021	2020
Raw materials	$288.5	$263.5
Work in process	15.2	11.6
Finished goods	180.8	183.6
Supplies and materials	342.7	329.2
Inventories	$827.2	$787.9

8.       Property, Plant, and Equipment

The components of property, plant, and equipment were as follows (dollars in millions):

	June 30,	December 31,
	2021	2020
Land and land improvements	$186.6	$179.6
Buildings	896.8	858.5
Machinery and equipment	6,027.9	5,826.6
Construction in progress	269.5	360.0
Other	92.6	88.8
Property, plant and equipment, at cost	7,473.4	7,313.5
Less accumulated depreciation	(4,232.9)	(4,120.1)
Property, plant, and equipment, net	$3,240.5	$3,193.4

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

Depreciation expense for the three months ended June 30, 2021 and 2020 was $94.5 million and $93.3 million, respectively. During the six months ended June 30, 2021 and 2020, depreciation expense was $184.5 million and $183.1 million, respectively. We recognized $2.1 million of incremental depreciation expense during the six months ended June 30, 2021 as a result of the corrugated products facilities closures and the Jackson, Alabama mill conversion. We recognized $2.6 million of incremental depreciation expense during the six months ended June 30, 2020 as a result of the closure of the San Lorenzo, California corrugated products facility.

At June 30, 2021 and December 31, 2020, purchases of property, plant, and equipment included in accounts payable were $41.4 million and $20.4 million, respectively.

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

Goodwill represents the excess of the cost of an acquired business over the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed in a business combination. At both June 30, 2021 and December 31, 2020, we had $863.5 million of goodwill recorded in our Packaging segment, which represents the entire goodwill balance reported on our Consolidated Balance Sheets.

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

The weighted average remaining useful life, gross carrying amount, and accumulated amortization of our intangible assets were as follows (dollars in millions):

	June 30, 2021			December 31, 2020
	Weighted Average Remaining Useful Life (in Years)	Gross Carrying Amount	Accumulated Amortization	Weighted Average Remaining Useful Life (in Years)	Gross Carrying Amount	Accumulated Amortization
Customer relationships	8.7	$503.8	$237.6	9.1	$503.8	$220.2
Trademarks and trade names	9.3	34.8	24.2	9.3	34.8	23.0
Other	0.9	4.3	4.1	1.2	4.3	3.8
Total intangible assets (excluding goodwill)	8.7	$542.9	$265.9	9.1	$542.9	$247.0

During the six months ended June 30, 2021 and 2020, amortization expense was $18.9 million and $23.9 million, respectively. For the six months ended June 30, 2020, amortization expense includes a $4.5 million adjustment to decrease the remaining book value of the customer relationship intangible asset as a result of the closure of the San Lorenzo, California corrugated products facility.

10.       Accrued Liabilities

The components of accrued liabilities were as follows (dollars in millions):

	June 30,	December 31,
	2021	2020
Compensation and benefits	$131.8	$126.5
Customer rebates and other credits	30.2	27.1
Medical insurance and workers’ compensation	25.7	25.5
Property, franchise, sales and use taxes	24.1	16.5
Environmental liabilities and asset retirement obligations	4.9	4.6
Severance, retention, and relocation	2.4	4.1
Other	12.3	11.9
Total	$231.4	$216.2

11.       Debt

At June 30, 2021 and December 31, 2020, our long-term debt and interest rates on that debt were as follows (dollars in millions):

	June 30, 2021		December 31, 2020
	Amount	Interest Rate	Amount	Interest Rate
Revolving Credit Facility, due August 2021, terminated June 2021	$—	—%	$—	—%
Revolving Credit Facility, due June 2026	—	—%	—	—%
4.50% Senior Notes, net of discount of $0.5 million and $0.6 million as of June 30, 2021 and December 31, 2020, respectively, due November 2023	699.5	4.50%	699.4	4.50%
3.65% Senior Notes, net of discount of $0.4 million and $0.5 million as of June 30, 2021 and December 31, 2020, respectively, due September 2024	399.6	3.65%	399.5	3.65%
3.40% Senior Notes, net of discount of $1.1 million and $1.2 million as of June 30, 2021 and December 31, 2020, respectively, due December 2027	498.9	3.40%	498.8	3.40%
3.00% Senior Notes, net of discount of $0.6 million as of both June 30, 2021 and December 31, 2020, due December 2029	499.4	3.00%	499.4	3.00%
4.05% Senior Notes, net of discount of $3.4 million as of both June 30, 2021 and December 31, 2020, due December 2049	396.6	4.05%	396.6	4.05%
Total	2,494.0	3.77%	2,493.7	3.77%
Less unamortized debt issuance costs	14.2		14.3
Total long-term debt	$2,479.8	3.77%	$2,479.4	3.77%

On June 8, 2021, we entered into a revolving credit agreement with various financial institutions (the "New Revolving Credit Agreement"), which replaced the old Credit Agreement, dated August 29, 2016 (the "Old Credit Agreement"). The Old Credit Agreement was scheduled to terminate on August 29, 2021.

The New Revolving Credit Agreement is a $350 million unsecured revolving credit facility, which has a five-year term and is available for borrowings on a revolving basis for general corporate purposes. Except for approximately $23.5 million of letters of credit, no borrowings were outstanding under the Old Credit Agreement at the time of its replacement and no borrowings are outstanding under the New Revolving Credit Agreement. Borrowings under the New Revolving Credit Agreement are guaranteed by PCA's material subsidiaries.

Loans under the New Revolving Credit Agreement bear interest at LIBOR plus an applicable margin. The applicable margin is determined based upon the public ratings of PCA's senior long-term unsecured debt or PCA's gross leverage ratio. The New Revolving Credit Agreement contains customary LIBOR successor rate provisions.

The New Revolving Credit Agreement contains customary affirmative and negative covenants, including limitations on our ability to incur indebtedness at the subsidiary level and liens on our assets, and restrictions on our ability to engage in certain transactions involving mergers, consolidations, and sales of all or substantially all of our assets or the assets of a subsidiary guarantor. The New Revolving Credit Agreement has two financial covenants, a maximum leverage ratio and a minimum interest coverage ratio, each calculated on a consolidated basis. At June 30, 2021, we were in compliance with these covenants.

PCA may prepay loans under the New Revolving Credit Agreement at any time without premium or penalty.

For the six months ended June 30, 2021 and 2020, cash payments for interest were $47.8 million and $49.4 million, respectively.

Included in interest expense, net is the amortization of financing costs. For both the three months ended June 30, 2021 and 2020, amortization of financing costs was $0.5 million, and during both the six months ended June 30, 2021 and 2020, amortization of financing costs was $1.0 million.

At June 30, 2021, we had $2,494.0 million of fixed-rate senior notes outstanding. The fair value of our fixed-rate debt was estimated to be $2,741.6 million. The difference between the book value and fair value is due to the difference between the period-end market interest rate and the stated rate of our fixed-rate debt. We estimated the fair value of our fixed-rate debt using quoted market prices (Level 2 inputs) within the fair value hierarchy, which is further defined in Note 2, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements in "Part II, Item 8. Financial Statements and Supplementary Data" of our 2020 Annual Report on Form 10-K.

For more information on our long-term debt and interest rates on that debt, see Note 10, Debt, of the Notes to Consolidated Financial Statements in "Part II, Item 8. Financial Statements and Supplementary Data" of our 2020 Annual Report on Form 10-K.

12.       Cash, Cash Equivalents, and Marketable Debt Securities

The following table shows the Company’s cash and available-for-sale (AFS) debt securities by major asset category at June 30, 2021 and December 31, 2020 (in millions):

	June 30, 2021
	Adjusted Cost Basis	Unrealized Gain	Unrealized Loss	Fair Value	Cash and Cash Equivalents	Short-Term Marketable Debt Securities	Long-Term Marketable Debt Securities
Cash and cash equivalents	$969.2	$—	$—	$969.2	$969.2	$—	$—
Level 1 (a):
Money market funds	2.0	—	—	2.0	2.0	—	—
U.S. Treasury securities	28.6	0.1	—	28.7	—	19.7	9.0
Subtotal	30.6	0.1	—	30.7	2.0	19.7	9.0
Level 2 (b):
Certificates of deposit	9.0	—	—	9.0	0.5	8.5	—
U.S. government agency securities	7.9	—	—	7.9	—	4.2	3.7
Corporate debt securities	106.9	0.1	—	107.0	0.5	69.3	37.2
Subtotal	123.8	0.1	—	123.9	1.0	82.0	40.9
Total	$1,123.6	$0.2	$—	$1,123.8	$972.2	$101.7	$49.9

	December 31, 2020
	Adjusted Cost Basis	Unrealized Gain	Unrealized Loss	Fair Value	Cash and Cash Equivalents	Short-Term Marketable Debt Securities	Long-Term Marketable Debt Securities
Cash and cash equivalents	$970.5	$—	$—	$970.5	$970.5	$—	$—
Level 1 (a):
Money market funds	0.6	—	—	0.6	0.6	—	—
U.S. Treasury securities	28.1	0.2	—	28.3	—	18.9	9.4
Subtotal	28.7	0.2	—	28.9	0.6	18.9	9.4
Level 2 (b):
Certificates of deposit	5.9	—	—	5.9	1.1	4.8	—
Commercial paper	3.2	—	—	3.2	1.0	2.2	—
U.S. government agency securities	6.6	—	—	6.6	—	2.6	4.0
Corporate debt securities	107.5	0.3	—	107.8	1.4	77.1	29.3
Subtotal	123.2	0.3	—	123.5	3.5	86.7	33.3
Total	$1,122.4	$0.5	$—	$1,122.9	$974.6	$105.6	$42.7
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

For the three and six months ended June 30, 2021 and 2020, net realized gains and losses on the sales and maturities of certain marketable debt securities were insignificant.

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

As of June 30, 2021 and December 31, 2020, we do not consider any of the impairments related to our marketable debt securities to be the result of credit losses. Therefore, we have not recorded an allowance for credit losses related to our marketable debt securities. All unrealized gains and losses were recorded in other comprehensive income (OCI).

The following table provides information about the Company’s marketable debt securities that have been in a continuous loss position as of June 30, 2021 and December 31, 2020 (in millions, except number of marketable debt securities in a loss position):

	June 30, 2021			December 31, 2020
	Fair Value of Marketable Debt Securities	Number of Marketable Debt Securities in a Loss Position	Unrealized Losses (c)	Fair Value of Marketable Debt Securities	Number of Marketable Debt Securities in a Loss Position	Unrealized Losses (c)
Corporate debt securities	$35.0	47	$—	$42.9	56	$—
U.S. Treasury securities	9.8	12	—	1.7	3	—
U.S. government agency securities	1.3	3	—	—	—	—
Certificates of deposit	0.3	1	—	1.3	2	—
Commercial paper	—	—	—	2.2	1	—
	$46.4	63	$—	$48.1	62	$—
(c)
Unrealized losses were insignificant for the periods ended June 30, 2021 and December 31, 2020.

13.       Employee Benefit Plans and Other Postretirement Benefits

The components of net periodic benefit cost for our pension plans were as follows (dollars in millions):

	Pension Plans
	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Service cost	$5.4	$5.9	$10.7	$11.9
Interest cost	7.4	10.0	14.9	19.9
Expected return on plan assets	(15.8)	(14.2)	(31.6)	(28.4)
Net amortization of unrecognized amounts
Prior service cost	1.0	1.1	1.9	2.2
Actuarial loss	2.5	2.7	5.0	5.3
Net periodic benefit cost	$0.5	$5.5	$0.9	$10.9

PCA makes pension plan contributions that are sufficient to fund its actuarially determined costs, generally equal to the minimum amounts required by the Employee Retirement Income Security Act (ERISA). From time to time, PCA may make additional discretionary contributions based on the funded status of the plans, tax deductibility, income from operations, and other factors. During the three and six months ended June 30, 2021 and 2020, payments to our nonqualified pension plans were insignificant. During the three and six months ended June 30, 2021, we did not make any contributions to our qualified pension plans, and for the three and six months ended June 30, 2020, we made contributions of $7.2 million and $11.1 million, respectively, to our qualified pension plans. We do not have a required minimum contribution amount established for 2021, but we expect to make discretionary contributions to our plans.

For the three and six months ended June 30, 2021 and 2020, the net periodic benefit cost for our postretirement plans was insignificant.

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

As of June 30, 2021, assuming performance units are paid out at the target level of performance, 1.2 million shares were available for future grants under the current plan. Forfeitures are added back to the pool of shares of common stock available to be granted at a future date.

The following table presents restricted stock and performance unit award activity for the six months ended June 30, 2021:

	Restricted Stock		Performance Units
	Shares	Weighted Average Grant- Date Fair Value	Shares	Weighted Average Grant- Date Fair Value
Outstanding at January 1, 2021	669,102	$102.55	357,417	$103.63
Granted	173,970	134.10	95,236	140.47
Vested (a)	(161,741)	108.80	(53,070)	135.33
Forfeitures	(5,496)	109.07	—	—
Outstanding at June 30, 2021	675,835	$109.12	399,583	$108.20

(a)
Upon vesting of the performance unit awards, PCA issued 58,083 shares, which includes 5,013 shares for dividends accrued during the vesting period.

Compensation Expense

Our share-based compensation expense is recorded in "Selling, general, and administrative expenses." Compensation expense for share-based awards recognized in the Consolidated Statements of Income, net of forfeitures, was as follows (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Restricted stock	$5.9	$5.6	$14.5	$13.6
Performance units	2.5	2.1	5.6	4.2
Total share-based compensation expense	8.4	7.7	20.1	17.8
Income tax benefit	(2.1)	(1.9)	(5.1)	(4.5)
Share-based compensation expense, net of tax benefit	$6.3	$5.8	$15.0	$13.3

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

The unrecognized compensation expense for all share-based awards at June 30, 2021 was as follows (dollars in millions):

	June 30, 2021
	Unrecognized Compensation Expense	Remaining Weighted Average Recognition Period (in years)
Restricted stock	$34.5	2.8
Performance units	24.5	2.5
Total unrecognized share-based compensation expense	$59.0	2.7

15.       Stockholders' Equity

Dividends

During the six months ended June 30, 2021, we paid $189.8 million of dividends to shareholders. On May 4, 2021, PCA’s Board of Directors declared a regular quarterly cash dividend of $1.00 per share of common stock, which was paid on July 15, 2021 to shareholders of record as of June 15, 2021. The dividend payment was $95.0 million.

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

The Company did not repurchase any shares of its common stock under this authority during the three and six months ended June 30, 2021. At June 30, 2021, $193.0 million of the authorized amount remained available for repurchase of the Company’s common stock.

Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) (AOCI) by component were as follows (dollars in millions). Amounts in parentheses indicate losses:

	Foreign Currency Translation Adjustments	Unrealized Loss on Foreign Exchange Contracts	Unrealized Loss on Marketable Debt Securities	Unfunded Employee Benefit Obligations	Total
Balance at January 1, 2021	$(0.4)	$(0.2)	$0.3	$(144.2)	$(144.5)
Other comprehensive income before reclassifications, net of tax	—	—	(0.2)	—	(0.2)
Amounts reclassified from AOCI, net of tax	—	—	—	5.0	5.0
Balance at June 30, 2021	$(0.4)	$(0.2)	$0.1	$(139.2)	$(139.7)

Reclassifications out of AOCI were as follows (dollars in millions). Amounts in parentheses indicate expenses in the Consolidated Statements of Income:

	Amounts Reclassified from AOCI
	Three Months Ended June 30,		Six Months Ended June 30,
Details about AOCI Components	2021	2020	2021	2020
Unfunded employee benefit obligations (a)
Amortization of prior service costs	$(0.8)	$(1.0)	$(1.7)	$(2.0)	See (a) below
Amortization of actuarial losses	(2.5)	(2.6)	(5.0)	(5.2)	See (a) below
	(3.3)	(3.6)	(6.7)	(7.2)	Total before tax
	0.8	0.9	1.7	1.8	Tax benefit
	$(2.5)	$(2.7)	$(5.0)	$(5.4)	Net of tax
(a)
These AOCI components are included in the computation of net pension and postretirement benefit costs. See Note 13, Employee Benefit Plans and Other Postretirement Benefits, for additional information.

16.       Concentrations of Risk

Our Paper segment has a long-standing commercial and contractual relationship with Office Depot, our largest customer in the paper business. This relationship exposes us to a significant concentration of business and financial risk. Our sales to Office Depot represent approximately 4% and 5% of our total Company sales revenue for the six month periods ended June 30, 2021 and 2020, respectively, and approximately 47% and 44% of our Paper segment sales revenue for both of those periods, respectively. For full year 2020, sales to Office Depot represented 45% of our Paper segment sales. At June 30, 2021 and December 31, 2020, we had $37.9 million and $39.6 million of accounts receivable due from Office Depot, respectively, which represents approximately 4% and 5% of our total Company accounts receivable, respectively.

17.       Transactions With Related Parties

Louisiana Timber Procurement Company, L.L.C. (LTP) is a variable-interest entity that is 50% owned by PCA and 50% owned by Boise Cascade Company (Boise Cascade). LTP procures sawtimber, pulpwood, residual chips, and other residual wood fiber to meet the wood and fiber requirements of PCA and Boise Cascade in Louisiana. PCA is the primary beneficiary of LTP and has the power to direct the activities that most significantly affect the economic performance of LTP. Therefore, we consolidate 100% of LTP in our financial statements in our Corporate and Other segment. The carrying amounts of LTP's assets and liabilities (which relate primarily to non-inventory working capital items) on our Consolidated Balance Sheets were $3.8 million at June 30, 2021 and $2.5 million at December 31, 2020. During the three months ended June 30, 2021 and 2020, we recorded $20.7 million and $13.8 million, respectively, and during the six months ended June 30, 2021 and 2020, we recorded $41.0 million and $36.4 million, respectively, of LTP sales to Boise Cascade in "Net Sales" in the Consolidated Statements of Income and approximately the same amount of expenses in "Cost of Sales".

During the three months ended June 30, 2021 and 2020, fiber purchases from related parties were $3.4 million and $2.5 million, respectively. Fiber purchases from related parties were $6.7 million for both the six months ended June 30, 2021 and 2020. Most of these purchases related to chip and log purchases by LTP from Boise Cascade's wood products business. These purchases are recorded in "Cost of Sales" in the Consolidated Statements of Income.

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

Selected financial information by reportable segment was as follows (dollars in millions):

	Sales, net
Three Months Ended June 30, 2021	Trade	Intersegment	Total	Operating Income (Loss)
Packaging	$1,714.5	$4.0	$1,718.5	$317.2	(a)
Paper	142.3	—	142.3	2.6	(a)
Corporate and Other	23.1	32.0	55.1	(25.2)	(a)
Intersegment eliminations	—	(36.0)	(36.0)	—
	$1,879.9	$—	$1,879.9	294.6
Non-operating pension income				5.0
Interest expense, net				(24.9)
Income before taxes				$274.7

	Sales, net
Three Months Ended June 30, 2020	Trade	Intersegment	Total	Operating Income (Loss)
Packaging	$1,401.8	$8.1	$1,409.9	$197.6	(b)
Paper	123.3	—	123.3	(61.4)	(b)(c)
Corporate and Other	16.5	34.0	50.5	(20.1)
Intersegment eliminations	—	(42.1)	(42.1)	—
	$1,541.6	$—	$1,541.6	116.1
Non-operating pension income				0.6
Interest expense, net				(25.1)
Income before taxes				$91.6

	Sales, net
Six Months Ended June 30, 2021	Trade	Intersegment	Total	Operating Income (Loss)
Packaging	$3,334.3	$7.8	$3,342.1	$575.1	(a)
Paper	306.7	0.1	306.8	11.3	(a)
Corporate and Other	46.0	64.5	110.5	(53.5)	(a)
Intersegment eliminations	—	(72.4)	(72.4)	—
	$3,687.0	$—	$3,687.0	532.9
Non-operating pension income				9.8
Interest expense, net				(48.4)
Income before taxes				$494.3

	Sales, net
Six Months Ended June 30, 2020	Trade	Intersegment	Total	Operating Income (Loss)
Packaging	$2,867.2	$10.2	$2,877.4	$397.5	(b)
Paper	340.7	—	340.7	(29.0)	(b)(c)
Corporate and Other	42.4	68.3	110.7	(43.3)
Intersegment eliminations	—	(78.5)	(78.5)	—
	$3,250.3	$—	$3,250.3	325.2
Non-operating pension income				1.1
Interest expense, net				(44.6)
Income before taxes				$281.7

(a)	The three and six months ended June 30, 2021 include the following:
1.

$4.7 million and $2.6 million, respectively, of income primarily consisting of an adjustment of the required asset retirement obligation related to the 2020 closure of the San Lorenzo, California facility, a gain on sale of transportation assets, and insurance proceeds received for a natural disaster at one of the corrugated products facilities, partially offset by closure costs related to corrugated products facilities.

2.

$3.8 million and $4.9 million, respectively, of charges related to the announced discontinuation of production of uncoated freesheet paper grades on the No. 3 machine at the Jackson, Alabama mill in the first quarter of 2021 associated with the permanent conversion of the machine to produce linerboard.

(b)	The three and six months ended June 30, 2020 include the following:
1.

$20.4 million and $20.8 million of charges, respectively, consisting of closure costs related to corrugated products facilities, substantially all of which relates to the closure of the San Lorenzo, California facility during the second quarter of 2020, partially offset by income related to the sale of a corrugated products facility.

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

Guarantees and Indemnifications

We provide guarantees, indemnifications, and other assurances to third parties in the normal course of our business. These include tort indemnifications, product guarantees, environmental assurances, and representations and warranties in commercial agreements. At June 30, 2021, we are not aware of any material liabilities arising from any guarantee, indemnification, or financial assurance we have provided. If we determined such a liability was probable and subject to reasonable determination, we would accrue for it at that time.

DeRidder Mill Incident

On February 8, 2017, a tank located in the pulp mill at the Company's DeRidder, Louisiana facility exploded, resulting in three contractor fatalities and other injuries. The Company has been served with multiple lawsuits involving the decedents and other allegedly injured parties, alleging negligence on the part of the Company and claiming compensatory and punitive damages. The Company is vigorously defending these lawsuits. The Company believes that these suits are covered by its liability insurance policies, subject to an aggregate $1.0 million deductible, which has been satisfied in full as a result of settlement of various lawsuits and fees and expenses incurred by the Company. Cases involving nine plaintiffs are pending in the U.S. District Court for the Middle District of Louisiana and one case remains pending in state court in Alabama. One case previously dismissed by the federal district court has been appealed by the plaintiff to the United States Court of Appeals for the Fifth Circuit. The remaining lawsuits pending in federal district court and state court are in the early stages. Accordingly, the Company is unable to estimate a range of reasonable possible losses at this time.

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

Overview

PCA is the third largest producer of containerboard products and a leading producer of uncoated freesheet paper in North America. We operate eight mills and 89 corrugated products manufacturing plants. Our containerboard mills produce linerboard and corrugating medium, which are papers primarily used in the production of corrugated products. Our corrugated products manufacturing plants produce a wide variety of corrugated packaging products, including conventional shipping containers used to protect and transport manufactured goods, multi-color boxes and displays with strong visual appeal that help to merchandise the packaged product in retail locations, and honeycomb protective packaging. In addition, we are a large producer of packaging for meat, fresh fruit and vegetables, processed food, beverages, and other industrial and consumer products. We also manufacture and sell uncoated freesheet papers, including both commodity and specialty papers, which may have custom or specialized features such as colors, coatings, high brightness, and recycled content. We are headquartered in Lake Forest, Illinois and operate primarily in the United States.

This Item 2 is intended to supplement, and should be read in conjunction with, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2020 Annual Report on Form 10-K.

Executive Summary

Second quarter net sales were $1.88 billion in 2021 and $1.54 billion in 2020. We reported $207 million of net income, or $2.17 per diluted share, during the second quarter of 2021, compared to $57 million, or $0.59 per diluted share, during the same period in 2020. Net income included less than $1 million of income for special items in the second quarter of 2021, compared to $75 million of expense for special items in 2020 (discussed below). Excluding special items, net income was $207 million, or $2.17 per diluted share, during the second quarter of 2021, compared to $132 million, or $1.38 per diluted share, in the second quarter of 2020. The increase in net income was driven primarily by higher prices and mix and volume in our Packaging segment, higher volume in our Paper segment, and lower non-operating pension expense.  These items were partially offset by higher operating costs, higher annual outage expenses, higher freight and logistics expenses, higher converting costs, and lower prices and mix in our Paper segment. For additional detail on special items included in reported GAAP results, as well as segment income (loss) excluding special items, earnings before non-operating pension income (expense), interest, income taxes, and depreciation, amortization, and depletion (EBITDA), and EBITDA excluding special items, see “Item 2. Reconciliations of Non-GAAP Financial Measures to Reported Amounts.”

Packaging segment income from operations was $317 million in the second quarter of 2021, compared to $198 million in the second quarter of 2020. Packaging segment EBITDA excluding special items was $409 million in the second quarter of 2021 compared to $313 million in the second quarter of 2020. The increase in EBITDA excluding special items was due primarily to higher prices and mix and higher sales and production volumes, partially offset by higher operating and converting costs, higher annual outage expense, as we successfully executed planned maintenance outages at four of our mills, and higher freight and logistic expenses. We experienced strong demand throughout the quarter, driving record volumes in terms of box shipments, but we also experienced cost inflation across our business. Our sales prices were higher as we implemented price increases on containerboard and corrugated products that we previously communicated to our customers. We are managing through challenges brought on by limited availability of transportation resources, which has contributed to an increase in our freight and logistics costs. We continue to deploy capital to improve productivity and efficiencies at our facilities and believe that our success in doing so is helping us to manage cost inflation and better serve our customers.

Paper segment income from operations was $3 million in the second quarter of 2021, compared to a loss of $61 million in the second quarter of 2020. Paper segment EBITDA excluding special items was $12 million in the second quarter of 2021, compared to $5 million in the second quarter of 2020. The increase in EBITDA excluding special items was due to higher sales and production volumes, lower operating costs and lower annual outage costs, partially offset by lower prices and mix, and higher freight and logistic expenses.

Sales and production volumes in the Paper segment significantly declined after the first quarter of 2020 as the COVID-19 pandemic caused lower demand for our paper products. During the second and third quarters of 2020, in response to such lower demand, we temporary idled both machines at our Jackson Alabama mill. During the fourth quarter of 2020, in order to meet strong packaging demand and maintain appropriate inventory levels in the packaging segment, we temporarily began producing linerboard on the number 3 machine at the mill and we have produced linerboard on the machine since that time. In the first quarter of 2021, we announced the discontinuation of production of uncoated freesheet paper grades on the machine and our plans to permanently convert the machine to produce linerboard in a phased approach over the next three years. Demand for paper products has improved since the beginning of the pandemic, but our sales and production in the paper segment will remain below pre-pandemic levels as we will no longer be producing paper products on the machine. Before October 2020, operating results for the Jackson mill were included in the Paper segment. Beginning in October 2020, operating results for the Jackson mill are included in both the Packaging and Paper segments

Packaging segment income from operations was $575 million in the first six months of 2021, compared to $398 million in the same period in 2020. Packaging segment EBITDA excluding special items was $761 million in the first six months of 2021 compared to $602 million in the first six months of 2020. The increase in EBITDA excluding special items was due primarily to higher prices and mix and higher sales and production volumes, partially offset by higher operating and converting costs, higher freight and logistic expenses, and higher annual outage expense.

Paper segment income from operations was $11 million in the first six months of 2021, compared to a loss of $29 million in the first six months of 2020. Paper segment EBITDA excluding special items was $27 million in the first six months of 2021, compared to $47 million in the same period in 2020. The decrease in EBITDA excluding special items was due to lower sales and production volumes, lower prices and mix, and higher freight and logistic expenses, partially offset by lower operating costs and lower annual outage expense.

Special Items and Earnings per Diluted Share, Excluding Special Items

A reconciliation of reported earnings per diluted share to earnings per diluted share, excluding special items, for the three and six months ended June 30, 2021 and 2020 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Earnings per diluted share, as reported	$2.17	$0.59	$3.92	$2.08
Special items:
Facilities closure and other costs (income) (a)	(0.03)	0.16	(0.02)	0.17
Jackson mill conversion (b)	0.03	—	0.04	—
Goodwill impairment (c)	—	0.58	—	0.58
Incremental costs for COVID-19 (d)	—	0.05	—	0.05
Total special items	—	0.79	0.02	0.80
Earnings per diluted share, excluding special items	$2.17	$1.38	$3.94	$2.88
(a)
For the three and six months ended June 30, 2021, includes $4.7 million and $2.6 million, respectively, of income primarily consisting of an adjustment of the required asset retirement obligation related to the 2020 closure of the San Lorenzo, California facility, a gain on sale of corporate assets, and insurance proceeds received for a natural disaster at one of the corrugated products facilities, partially offset by closure costs related to corrugated products facilities. For the three and six months ended June 30, 2020, includes $20.4 million and $20.8 million, respectively, of charges consisting of closure costs related to corrugated products facilities, substantially all of which relates to the closure of the San Lorenzo, California facility during the second quarter of 2020, partially offset by income related to the sale of a corrugated products facility.
(b)
For the three and six months ended June 30, 2021, includes $3.8 million and $4.9 million, respectively, of charges related to the announced discontinuation of production of uncoated freesheet paper grades on the No. 3 machine at the Jackson, Alabama mill in the first quarter of 2021 associated with the permanent conversion of the machine to produce linerboard.
(c)
During the second quarter of 2020, with the exacerbated deterioration in uncoated freesheet market conditions and the estimated impact on our Paper reporting unit arising from the COVID-19 pandemic, as well as projected future results of operations, we identified a triggering event indicating possible impairment of goodwill within our Paper reporting unit. The Company performed an interim quantitative analysis as of May 31, 2020, and, based on the evaluation performed, we determined that goodwill was fully impaired for the Paper reporting unit and recognized a non-cash impairment charge of $55.2 million.
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

Industry and Business Conditions

Trade publications reported North American industry-wide corrugated products shipments per work day were up 8.2% during the second quarter of 2021 compared to the same quarter of 2020. Reported industry containerboard production increased 8.3% compared to the second quarter of 2020. Reported industry containerboard inventories at the end of the second quarter of 2021 were approximately 2.5 million tons, down 2.3% compared to the same period in 2020. Reported containerboard export shipments were down 24.7% compared to the second quarter of 2020. Prices reported by trade publications increased by $20 per ton for linerboard and $30 per ton for corrugating medium in March 2021 and a further $40 per ton for linerboard and corrugating medium in April 2021.

Trade publications reported North American uncoated freesheet paper shipments were up 19.1% in the second quarter of 2021, compared to the same quarter of 2020. Average prices reported by a trade publication for cut size office papers were higher by $63 per ton, or 5.9%, in the second quarter of 2021, compared to the first quarter of 2021, and higher by $52 per ton, or 4.8%, compared to the second quarter of 2020. Average prices reported by a trade publication for cut size office papers increased $20 per ton in March, $40 per ton in April, and $30 per ton in June 2021.

Outlook

Looking ahead to the third quarter, in our Packaging segment we expect continued strong demand for containerboard and corrugated products with one additional day for box shipments. Paper segment volume should be relatively flat, primarily due to the scheduled maintenance outage at the Jackson Mill. We will also continue to implement our previously announced price increases in both our Packaging and Paper segments. Our annual outage costs will be lower with one outage in the third quarter versus four mill outages in the second quarter. Inflation associated with most of our operating costs as well as freight and logistics expenses is expected to continue. Energy costs will also be impacted due to higher seasonal usage, and wood costs in our southern mills will be higher due to wet weather, low inventory and high demand for fiber. Considering these items, we expect third quarter earnings to be higher than second quarter earnings.

Results of Operations

Three Months Ended June 30, 2021, compared to Three Months Ended June 30, 2020

The historical results of operations of PCA for the three months ended June 30, 2021 and 2020 are set forth below (dollars in millions):

	Three Months Ended
	June 30,
	2021	2020	Change
Packaging	$1,718.5	$1,409.9	$308.6
Paper	142.3	123.3	19.0
Corporate and Other	55.1	50.5	4.6
Intersegment eliminations	(36.0)	(42.1)	6.1
Net sales	$1,879.9	$1,541.6	$338.3

Packaging	$317.2	$197.6	$119.6
Paper	2.6	(61.4)	64.0
Corporate and Other	(25.2)	(20.1)	(5.1)
Income from operations	$294.6	$116.1	$178.5
Non-operating pension income	5.0	0.6	4.4
Interest expense, net	(24.9)	(25.1)	0.2
Income before taxes	274.7	91.6	183.1
Income tax provision	(67.4)	(34.9)	(32.5)
Net income	$207.3	$56.7	$150.6
Non-GAAP Measures (a)
Net income excluding special items	$206.6	$131.8	$74.8
Consolidated EBITDA	399.3	224.4	174.9
Consolidated EBITDA excluding special items	396.8	299.0	97.8
Packaging EBITDA	412.1	293.6	118.5
Packaging EBITDA excluding special items	408.8	312.5	96.3
Paper EBITDA	10.1	(51.0)	61.1
Paper EBITDA excluding special items	11.6	4.7	6.9
(a)
See “Reconciliations of Non-GAAP Financial Measures to Reported Amounts” included in this Item 2 for a reconciliation of non-GAAP measures to the most comparable GAAP measure.

Net Sales

Net sales increased $338 million, or 21.9%, to $1,880 million during the three months ended June 30, 2021, compared to $1,542 million during the same period in 2020.

Packaging. Net sales increased $309 million, or 21.9%, to $1,719 million, compared to $1,410 million in the second quarter of 2020 due to higher containerboard and corrugated products volume ($158 million) and higher prices and mix ($151 million). In the second quarter of 2021, our domestic containerboard prices were 14.6% higher, while export prices were 29.1% higher, than the same period in 2020. In the second quarter of 2021, export and domestic containerboard outside shipments increased 32.0% compared to the second quarter of 2020. Our total and per day corrugated products shipments were up 9.6% compared to the same period in 2020, driven by strong demand.

Paper. Net sales increased $19 million, or 15.4%, to $142 million, compared to $123 million in the second quarter of 2020, due to increased volume ($21 million), partially offset by lower prices and mix ($2 million). In the fourth quarter of 2020, the Jackson mill No. 3 machine began producing linerboard. The Jackson mill was idled for two months during the second quarter of 2020.

Gross Profit

Gross profit increased $123 million during the three months ended June 30, 2021, compared to the same period in 2020. The increase was driven primarily by higher prices and mix and volume in our Packaging segment, and higher volume in our Paper segment. These items were partially offset by higher operating costs, higher annual outage expenses, higher freight and logistics expenses, higher converting costs, and lower prices and mix in our Paper segment. In the three months ended June 30, 2021, gross profit included $2 million of special items for charges related to the Jackson mill conversion and facility closure costs. In the three months ended June 30, 2020, gross profit included $6 million of special items for incremental, out-of-pocket costs related to the COVID-19 pandemic and $3 million of accelerated depreciation associated with the closure of our San Lorenzo, California facility.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses (“SG&A”) increased $10 million during the three months ended June 30, 2021, compared to the same period in 2020. The increase was primarily due to higher employee salaries and fringes and incentives.

Goodwill Impairment

During the three months ended June 30, 2020, with the exacerbated deterioration in uncoated freesheet market conditions and the estimated impact on our Paper reporting unit arising from the COVID-19 pandemic, as well as projected future results of operations, we identified a triggering event indicating possible impairment of goodwill within our Paper reporting unit. The Company performed an interim quantitative impairment analysis as of May 31, 2020, and, based on the evaluation performed, we determined that goodwill was fully impaired for the Paper reporting unit and recognized a non-cash impairment charge of $55 million in the second quarter of 2020.

Other Expense, Net

Other income (expense), net, for the three months ended June 30, 2021 and 2020 are set forth below (dollars in millions):

	Three Months Ended
	June 30,
	2021	2020
Asset disposals and write-offs	$(9.0)	$(5.0)
Facilities closure and other income (costs)	5.5	(13.3)
Jackson mill conversion	(2.4)	—
Other	(2.0)	0.1
Total	$(7.9)	$(18.2)

We discuss these items in more detail in Note 5, Other Expense, Net, of the Condensed Notes to Unaudited Quarterly Consolidated Financial Statements in “Part I, Item 1. Financial Statements” of this Form 10-Q.

Income from Operations

Income from operations increased $179 million, or 153.7%, during the three months ended June 30, 2021, compared to the same period in 2020. The second quarter of 2021 included $1 million of special items income primarily related to corrugated facility closures, net of costs from the Jackson mill conversion from uncoated freesheet paper to linerboard, compared to $82 million of special items expense for the Paper reporting unit goodwill impairment, facility closures (primarily relating to the closure of the San Lorenzo, California corrugated products facility), and incremental, out-of-pocket costs related to COVID-19 in the second quarter of 2020.

Packaging. Packaging segment income from operations increased $120 million to $317 million, compared to $198 million during the three months ended June 30, 2020. The increase related primarily to higher containerboard and corrugated products prices and mix ($128 million), higher sales and production volumes ($97 million), partially offset by higher operating and converting costs ($86 million), higher annual outage expenses ($26 million), higher freight expenses ($17 million), higher depreciation expense ($6 million), and other costs. Special items during the second quarter of 2021 included $3 million of income primarily related to corrugated facility closures, compared to $20 million of special items expense for facility closure costs and $6 million of incremental, out-of-pocket costs related to COVID-19 in the second quarter of 2020.

Paper. Paper segment income from operations increased $64 million to $3 million, compared to a loss of $61 million during the three months ended June 30, 2020. The increase primarily related to higher sales and production volumes ($4 million), lower operating costs ($10 million), lower depreciation expense ($4 million), and lower annual outage expenses ($2 million), partially offset by lower prices and mix ($2 million) and higher freight expenses ($7 million). Special items during the second quarter of 2021 included $3 million of expense related to the Jackson mill conversion from uncoated freesheet paper to linerboard, compared to $55 million of expense related to the goodwill impairment and $1 million of incremental, out-of-pocket costs related to COVID-19 in the second quarter of 2020.

Non-Operating Pension Income, Interest Expense, Net and Income Taxes

Non-operating pension income increased $4 million during the three months ended June 30, 2021, compared to the same period in 2020. The increase in non-operating pension income was primarily related to the favorable 2020 asset performance.

Interest expense, net for the three months ended June 30, 2021 was relatively flat when compared to the same period in 2020. The slight increase in interest expense, net was primarily related to lower interest income due to lower rates on invested cash balances in the second quarter of 2021, almost completely offset by lower earnings on deferred compensation balances in the second quarter of 2021.

During the three months ended June 30, 2021, we recorded $67 million of income tax expense, compared to $35 million of expense during the three months ended June 30, 2020. The effective tax rate for the three months ended June 30, 2021 and 2020 was 24.5% and 38.2%, respectively. The decrease in our effective tax rate was primarily due to the nondeductible goodwill impairment charge associated with our Paper reporting unit recognized during the three months ended June 30, 2020 with no corresponding charge during the three months ended June 30, 2021.

Six Months Ended June 30, 2021, compared to Six Months Ended June 30, 2020

The historical results of operations of PCA for the six months ended June 30, 2021 and 2020 are set forth below (dollars in millions):

	Six Months Ended
	June 30,
	2021	2020	Change
Packaging	$3,342.1	$2,877.4	$464.7
Paper	306.8	340.7	(33.9)
Corporate and Other	110.5	110.7	(0.2)
Intersegment eliminations	(72.4)	(78.5)	6.1
Net sales	$3,687.0	$3,250.3	$436.7

Packaging	$575.1	$397.5	$177.6
Paper	11.3	(29.0)	40.3
Corporate and Other	(53.5)	(43.3)	(10.2)
Income from operations	$532.9	$325.2	$207.7
Non-operating pension income (expense)	9.8	1.1	8.7
Interest expense, net	(48.4)	(44.6)	(3.8)
Income before taxes	494.3	281.7	212.6
Income tax provision	(120.5)	(83.4)	(37.1)
Net income	$373.8	$198.3	$175.5
Non-GAAP Measures (a)
Net income excluding special items	$375.5	$274.3	$101.2
Consolidated EBITDA	738.4	533.7	204.7
Consolidated EBITDA excluding special items	738.6	609.5	129.1
Packaging EBITDA	762.1	582.3	179.8
Packaging EBITDA excluding special items	760.9	602.3	158.6
Paper EBITDA	25.3	(9.1)	34.4
Paper EBITDA excluding special items	27.4	46.7	(19.3)
(a)
See “Reconciliations of Non-GAAP Financial Measures to Reported Amounts” included in this Item 2 for a reconciliation of non-GAAP measures to the most comparable GAAP measure.

Net Sales

Net sales increased $437 million, or 13.4%, to $3,687 million during the six months ended June 30, 2021, compared to $3,250 million during the same period in 2020.

Packaging. Net sales increased $465 million, or 16.1%, to $3,342 million, compared to $2,877 million in the six months ended June 30, 2020, due to higher containerboard and corrugated products volume ($264 million) and higher containerboard and corrugated products prices and mix ($201 million). In the first six months of 2021, our domestic containerboard prices were 8.9% higher, while export prices were 22.5% higher, than the same period in 2020. In the first six months of 2021, export and domestic containerboard outside shipments increased 21.7% compared to the first six months of 2020. Total corrugated products shipments were up 8.1% with one less workday, and up 9.0% per day compared to the same period in 2020.

Paper. Net sales during the six months ended June 30, 2021 decreased $34 million, or 10.0%, to $307 million, compared to $341 million in the six months ended June 30, 2020, due to decreased volume ($27 million) and lower prices and mix ($7 million), primarily related to the COVID-19 pandemic.

Gross Profit

Gross profit increased $162 million during the six months ended June 30, 2021, compared to the same period in 2020. The increase was driven primarily by higher prices and mix and higher volumes in our Packaging segment, partially offset by lower volume and lower prices and mix in our Paper segment, higher operating and converting costs, higher freight and logistic expenses, and higher annual outage expense. In the six months ended June 30, 2021, gross profit included $3 million of special items expense for the Jackson mill conversion and facility closure costs.  In the six months ended June 30, 2020, gross profit included $7 million of special items expense for incremental out-of-pocket costs related to the COVID-19 pandemic, including supplies, cleaning and sick pay, and $3 million of accelerated depreciation associated with the closure of our San Lorenzo, California facility.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses (“SG&A”) increased $9 million during the six months ended June 30, 2021, compared to the same period in 2020. The increase was primarily due to higher employee compensation and fringes.

Goodwill Impairment

During the six months ended June 30, 2020, with the exacerbated deterioration in uncoated freesheet market conditions and the estimated impact on our Paper reporting unit arising from the COVID-19 pandemic, as well as projected future results of operations, we identified a triggering event indicating possible impairment of goodwill within our Paper reporting unit. The Company performed an interim quantitative impairment analysis as of May 31, 2020, and, based on the evaluation performed, we determined that goodwill was fully impaired for the Paper reporting unit and recognized a non-cash impairment charge of $55 million in the second quarter of 2020.

Other Expense, Net

Other income (expense), net, for the six months ended June 30, 2021 and 2020 are set forth below (dollars in millions):

	Six Months Ended
	June 30,
	2021	2020
Asset disposals and write-offs	$(19.9)	$(11.0)
Facilities closure and other income (costs)	3.4	(13.7)
Jackson mill conversion	(2.9)	—
Other	(8.9)	(3.4)
Total	$(28.3)	$(28.1)

We discuss these items in more detail in Note 5, Other Expense, Net, of the Condensed Notes to Unaudited Quarterly Consolidated Financial Statements in “Part I, Item 1. Financial Statements” of this Form 10-Q.

Income from Operations

Income from operations increased $208 million, or 63.9%, during the six months ended June 30, 2021, compared to the same period in 2020. The first six months of 2021 included $5 million of special items expense related to Jackson mill conversion costs, partially offset by $3 million of income related to facility closures, compared to $83 million of special items expense for Paper reporting unit goodwill impairment; incremental, out-of-pocket costs related to COVID-19; and facility closure costs in the same period in 2020.

Packaging. Packaging segment income from operations increased $178 million to $575 million during the first six months of 2021, compared to the same period last year. The increase related primarily to higher containerboard and corrugated products prices and mix ($170 million), higher sales and production volumes ($154 million), partially offset by higher operating and converting costs ($122 million), higher freight expenses ($26 million), higher annual outage expenses ($16 million), and higher depreciation expense ($9 million). Special items during the first six months of 2021 included $2 million of income related to facility closures and $1 million of costs related to the Jackson mill conversion, compared to $21 million of expense related to facility closure costs and $6 million of incremental, out-of-pocket costs related to COVID-19 in the first six months of 2020.

Paper. Paper segment income from operations increased $40 million to $11 million, compared to the six months ended June 30, 2020. The increase primarily related to lower operating costs ($29 million), lower annual outage expenses ($7 million), and lower depreciation expense ($8 million), partially offset by lower sales and production volumes ($32 million), lower prices and mix ($6 million), and higher freight and other expenses ($17 million). Special items during the first six months of 2021 included $4 million of expense related to Jackson mill conversion costs, compared to $55 million of goodwill impairment and $1 million of incremental, out-of-pocket costs related to COVID-19 in the first six months of 2020.

Non-Operating Pension Income, Interest Expense, Net and Income Taxes

Non-operating pension income increased $9 million during the six months ended June 30, 2021, compared to the same period in 2020. The increase in non-operating pension income was primarily related to the favorable 2020 asset performance.

Interest expense, net increased $4 million during the six months ended June 30, 2021, compared to the same period in 2020. The increase in interest expense, net was primarily related to lower interest income due to lower rates on invested cash balances in 2021, partially offset by higher cash balances in 2021, and higher earnings on deferred compensation balances in 2021.

During the six months ended June 30, 2021, we recorded $121 million of income tax expense, compared to $83 million of expense during the six months ended June 30, 2020. The effective tax rate for the six months ended June 30, 2021 and 2020 was 24.4% and 29.6%, respectively. The decrease in our effective tax rate was primarily due to the nondeductible goodwill impairment charge associated with our Paper reporting unit recognized during the six months ended June 30, 2020 with no corresponding charge during the six months ended June 30, 2021.

Liquidity and Capital Resources

Sources and Uses of Cash

Our primary sources of liquidity are net cash provided by operating activities, cash on hand, and available borrowing capacity under our revolving credit facility. At June 30, 2021, we had $972 million of cash and cash equivalents, $152 million of marketable debt securities, and $326 million of unused borrowing capacity under the revolving credit facility, net of letters of credit. Currently, our primary uses of cash are for operations, capital expenditures, common stock dividends, debt service, acquisitions, and repurchases of common stock. We believe that net cash generated from operating activities, cash on hand, available borrowings under our revolving credit facility, and available capital through access to capital markets will be adequate to meet our liquidity and capital requirements, including payments of any declared common stock dividends, for the foreseeable future. As our debt or credit facilities become due, we will need to repay, refinance, extend, or replace such debt or credit facilities. Our ability to do so will be subject to future economic conditions and financial, business, and other factors, many of which are beyond our control.

Below is a summary table of our cash flows, followed by a discussion of our sources and uses of cash through operating activities, investing activities, and financing activities (dollars in millions):

	Six Months Ended
	June 30,
	2021	2020	Change
Net cash provided by (used for):
Operating activities	$419.8	$463.5	$(43.7)
Investing activities	(220.2)	(128.8)	(91.4)
Financing activities	(202.0)	(160.9)	(41.1)
Net (decrease) increase in cash and cash equivalents	$(2.4)	$173.8	$(176.2)

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

During the six months ended June 30, 2021, net cash provided by operating activities was $420 million, compared to $464 million in the same period in 2020, a decrease of $44 million. Cash from operations excluding changes in cash used for operating assets and liabilities increased $109 million primarily due to higher income from operations in 2021 as discussed above. Cash decreased by $152 million due to changes in operating assets and liabilities, primarily due to the following:

a)
an increase in accounts receivable due to higher sales volumes and pricing in the second quarter in the Packaging segment, an increase in sales volumes in the Paper segment for the second quarter compared to last year primarily due to the impact of the pandemic in 2020, as well as the timing of collection of receivables in both the Packaging and Paper segments;
b)
an increase in prepaid expenses primarily due to the timing of annual mill maintenance outages; and
c)
a decrease in the change in income taxes payable primarily due to higher tax payments in 2021.

These items were partially offset by an increase in accounts payable for the Paper segment primarily due to the impact of the curtailment of the Jackson mill in the second quarter of 2020.

Investing Activities

We used $220 million for investing activities during the six months ended June 30, 2021 compared to $129 million during the same period in 2020. We spent $217 million for internal capital investments during the six months ended June 30, 2021, compared to $151 million during the same period in 2020. In the six months ended June 30, 2021, we used $5 million of cash-on-hand to purchase available-for-sale (AFS) marketable debt securities, net of redemptions, compared to $23 million in redemptions of marketable debt securities, net of purchases, in the same period in 2020.

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

Financing Activities

During the six months ended June 30, 2021, net cash used for financing activities was $202 million, compared to $161 million during the same period in 2020. In the first six months of 2021, we paid $190 million of dividends compared to $150 million of dividends paid during the first six months of 2020. In addition, we paid $1 million of debt issuance costs related to the New Revolving Credit Agreement that was entered into on June 8, 2021.

In addition to the items discussed in Note 11, Debt, of the Condensed Notes to Unaudited Quarterly Consolidated Financial Statements in "Part I, Item 1. Financial Statements" of this Form 10-Q, for more information about our debt, see Note 10, Debt, of the Notes to Consolidated Financial Statements in “Part II, Item 8. Financial Statements and Supplementary Data” of our 2020 Annual Report on Form 10-K.

Contractual Obligations

There have been no material changes to the contractual obligations table disclosed in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2020 Annual Report on Form 10-K.

Reconciliations of Non-GAAP Financial Measures to Reported Amounts

Income from operations excluding special items, net income excluding special items, EBITDA, and EBITDA excluding special items are non-GAAP financial measures. Management excludes special items, as it believes that these items are not necessarily reflective of the ongoing operations of our business. These measures are presented because they provide a means to evaluate the performance of our segments and our Company on an ongoing basis using the same measures that are used by our management, because these measures assist in providing a meaningful comparison between periods and because these measures are frequently used by investors and other interested parties in the evaluation of companies and the performance of their segments. Any analysis of non-GAAP financial measures should be done in conjunction with results presented in accordance with GAAP. The non-GAAP measures are not intended to be substitutes for GAAP financial measures and should not be used as such. Reconciliations of the non-GAAP measures to the most comparable measure reported in accordance with GAAP for the three and six months ended June 30, 2021 and 2020 follow (dollars in millions):

	Three Months Ended June 30,
	2021			2020
	Income before Taxes	Income Taxes	Net Income	Income before Taxes	Income Taxes	Net Income
As reported in accordance with GAAP	$274.7	$(67.4)	$207.3	$91.6	$(34.9)	$56.7
Special items:
Facilities closure and other costs (income) (a)	(4.7)	1.2	(3.5)	20.4	(5.1)	15.3
Jackson mill conversion (b)	3.8	(1.0)	2.8	—	—	—
Goodwill impairment (c)	—	—	—	55.2	—	55.2
Incremental costs for COVID-19 (d)	—	—	—	6.1	(1.5)	4.6
Total special items	(0.9)	0.2	(0.7)	81.7	(6.6)	75.1
Excluding special items	$273.8	$(67.2)	$206.6	$173.3	$(41.5)	$131.8

	Six Months Ended June 30,
	2021			2020
	Income before Taxes	Income Taxes	Net Income	Income before Taxes	Income Taxes	Net Income
As reported in accordance with GAAP	$494.3	$(120.5)	$373.8	$281.7	$(83.4)	$198.3
Special items:
Facilities closure and other costs (income) (a)	(2.6)	0.6	(2.0)	20.8	(5.2)	15.6
Jackson mill conversion (b)	4.9	(1.2)	3.7	—	—	—
Goodwill impairment (c)	—	—	—	55.2	—	55.2
Incremental costs for COVID-19 (d)	—	—	—	6.9	(1.7)	5.2
Total special items	2.3	(0.6)	1.7	82.9	(6.9)	76.0
Excluding special items	$496.6	$(121.1)	$375.5	$364.6	$(90.3)	$274.3
(a)
For 2021, includes income primarily consisting of an adjustment of the required asset retirement obligation related to the 2020 closure of the San Lorenzo, California facility, a gain on sale of corporate assets, and insurance proceeds received for a natural disaster at one of the corrugated products facilities, partially offset by closure costs related to corrugated products facilities. For 2020, includes charges consisting of closure costs related to corrugated products facilities, substantially all of which relate to the closure of the San Lorenzo, California facility during the second quarter of 2020, partially offset by income related to the sale of a corrugated products facility.

(b)
Includes charges related to the announced discontinuation of production of uncoated freesheet paper grades on the No. 3 machine at the Jackson, Alabama mill in the first quarter of 2021 associated with the permanent conversion of the machine to produce linerboard.
(c)
During the second quarter of 2020, with the exacerbated deterioration in uncoated freesheet market conditions and the estimated impact on our Paper reporting unit arising from the COVID-19 pandemic, as well as projected future results of operations, we identified a triggering event indicating possible impairment of goodwill within our Paper reporting unit. The Company performed an interim quantitative analysis as of May 31, 2020, and, based on the evaluation performed, we determined that goodwill was fully impaired for the Paper reporting unit and recognized a non-cash impairment charge of $55.2 million.
(d)
Includes incremental, out-of-pocket costs related to COVID-19 including supplies, cleaning and sick pay. Beginning in July 2020, all corresponding COVID-19 related expenses were included in normalized costs.

The following table reconciles net income to EBITDA and EBITDA excluding special items for the periods indicated (dollars in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net income	$207.3	$56.7	$373.8	$198.3
Non-operating pension income	(5.0)	(0.6)	(9.8)	(1.1)
Interest expense, net	24.9	25.1	48.4	44.6
Income tax provision	67.4	34.9	120.5	83.4
Depreciation, amortization, and depletion	104.7	108.3	205.5	208.5
EBITDA	$399.3	$224.4	$738.4	$533.7

Special items:
Facilities closure and other costs (income)	(5.0)	13.3	(2.9)	13.7
Jackson mill conversion	2.5	—	3.1	—
Goodwill impairment	—	55.2	—	55.2
Incremental costs for COVID-19	—	6.1	—	6.9
Total special items	(2.5)	74.6	0.2	75.8
EBITDA excluding special items	$396.8	$299.0	$738.6	$609.5

The following table reconciles segment income (loss) to EBITDA and EBITDA excluding special items for the periods indicated (dollars in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Packaging
Segment income	$317.2	$197.6	$575.1	$397.5
Depreciation, amortization, and depletion	94.9	96.0	187.0	184.8
EBITDA	412.1	293.6	762.1	582.3
Facilities closure and other costs (income)	(4.2)	13.3	(2.1)	13.7
Jackson mill conversion	0.9	—	0.9	—
Incremental costs for COVID-19	—	5.6	—	6.3
EBITDA excluding special items	$408.8	$312.5	$760.9	$602.3

Paper
Segment income (loss)	$2.6	$(61.4)	$11.3	$(29.0)
Depreciation, amortization, and depletion	7.5	10.4	14.0	19.9
EBITDA	10.1	(51.0)	25.3	(9.1)
Jackson mill conversion	1.5	—	2.1	—
Goodwill impairment	—	55.2	—	55.2
Incremental costs for COVID-19	—	0.5	—	0.6
EBITDA excluding special items	$11.6	$4.7	$27.4	$46.7

Corporate and Other
Segment loss	$(25.2)	$(20.1)	$(53.5)	$(43.3)
Depreciation, amortization, and depletion	2.3	1.9	4.5	3.8
EBITDA	(22.9)	(18.2)	(49.0)	(39.5)
Facilities closure and other income	(0.8)	—	(0.8)	—
Jackson mill conversion	0.1	—	0.1	—
EBITDA excluding special items	$(23.6)	$(18.2)	$(49.7)	$(39.5)

EBITDA	$399.3	$224.4	$738.4	$533.7

EBITDA excluding special items	$396.8	$299.0	$738.6	$609.5

Market Risk and Risk Management Policies

PCA is exposed to the impact of interest rate changes and changes in the market value of its financial instruments. We periodically enter into derivatives to minimize these risks, but not for trading purposes. We were not a party to any derivatives-based arrangements at June 30, 2021. For a discussion of derivatives and hedging activities, see Note 15, Derivative Instruments and Hedging Activities, of the Notes to Consolidated Financial Statements in “Part II, Item 8. Financial Statements and Supplementary Data” of our 2020 Annual Report on Form 10-K.

At June 30, 2021, interest rates on 100% of PCA’s outstanding debt are fixed.

Off-Balance-Sheet Activities

The Company does not have any off-balance sheet arrangements as of June 30, 2021.

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

PCA has included in its 2020 Annual Report on Form 10-K a discussion of its critical accounting policies and estimates which require management’s most difficult, subjective, or complex judgments used in the preparation of its consolidated financial statements. PCA has not had any changes to these critical accounting estimates during the first six months of 2021.

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

Prior to filing this report, PCA completed an evaluation under the supervision and with the participation of PCA’s management, including PCA’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of PCA’s disclosure controls and procedures as of June 30, 2021. The evaluation of PCA’s disclosure controls and procedures included a review of the controls’ objectives and design, PCA’s implementation of the controls, and the effect of the controls on the information generated for use in this report. Based on this evaluation, PCA’s Chief Executive Officer and Chief Financial Officer concluded that PCA’s disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2021.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the most recent fiscal quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table presents information related to our repurchases of common stock made under repurchase plans authorized by PCA's Board of Directors, and shares withheld to cover taxes on vesting of equity awards, during the three months ended June 30, 2021:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in millions)
April 1-30, 2021	126	$137.84	—	$193.0
May 1-31, 2021	1,108	149.51	—	193.0
June 1-30, 2021	74,852	135.33	—	193.0
Total	76,086	$135.54	—	$193.0
(a)
All shares were withheld from employees to cover income and payroll taxes on equity awards that vested during the period.

Item 3.       DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.       MINE SAFETY DISCLOSURES

Not applicable.

Item 5.        OTHER INFORMATION

None.

Item 6.       EXHIBITS

Exhibit Number	Description

10.1

Credit Agreement, dated June 8, 2021 between Packaging Corporation of America and the lenders and agents named therein. (Incorporated herein by reference to Exhibit 10.1 to PCA's Current Report on Form 8-K filed June 11, 2021, File No. 1-15399).

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

Date: August 5, 2021