Form 10-Q
period 2021-09-30
PACKAGING CORP OF AMERICA
filed 2021-11-04
CIK 75677

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

As of October 29, 2021 the Registrant had outstanding 94,990,766 shares of common stock, par value $0.01 per share.

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

i

PART I

FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Packaging Corporation of America

Consolidated Statements of Income and Comprehensive Income

(unaudited, dollars in millions, except per-share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Statements of Income:
Net sales	$2,000.1	$1,693.7	$5,687.1	$4,944.0
Cost of sales	(1,489.4)	(1,348.3)	(4,324.0)	(3,907.9)
Gross profit	510.7	345.4	1,363.1	1,036.1
Selling, general and administrative expenses	(144.5)	(127.1)	(435.7)	(409.3)
Goodwill impairment	—	—	—	(55.2)
Other expense, net	(13.4)	(8.8)	(41.7)	(36.9)
Income from operations	352.8	209.5	885.7	534.7
Non-operating pension income	5.0	0.6	14.8	1.7
Interest expense, net	(23.9)	(24.4)	(72.2)	(69.1)
Income before taxes	333.9	185.7	828.3	467.3
Provision for income taxes	(83.2)	(46.6)	(203.7)	(129.9)
Net income	$250.7	$139.1	$624.6	$337.4
Net income per common share:
Basic	$2.64	$1.47	$6.58	$3.56
Diluted	$2.63	$1.46	$6.55	$3.54
Dividends declared per common share	$1.00	$0.79	$3.00	$2.37
Statements of Comprehensive Income:
Net income	$250.7	$139.1	$624.6	$337.4
Other comprehensive income, net of tax:
Foreign currency translation adjustment	0.4	—	0.4	—
Changes in unrealized gains (losses) on marketable debt securities, net of tax of $0.0 million, $0.1 million, $0.1 million, and $0.2 million	—	(0.2)	(0.2)	0.5
Amortization of pension and postretirement plans actuarial loss and prior service cost, net of tax of $0.8 million, $0.9 million, $2.5 million, and $2.7 million	2.5	2.7	7.5	8.1
Other comprehensive income	2.9	2.5	7.7	8.6
Comprehensive income	$253.6	$141.6	$632.3	$346.0

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Packaging Corporation of America

Consolidated Balance Sheets

(unaudited, dollars and shares in millions, except per-share data)

	September 30,	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$1,702.9	$974.6
Short-term marketable debt securities	88.3	105.6
Accounts receivable, net of allowance for credit losses and customer deductions of $15.1 million and $10.6 million as of September 30, 2021 and December 31, 2020, respectively	1,066.7	832.4
Inventories	880.1	787.9
Prepaid expenses and other current assets	55.4	44.7
Federal and state income taxes receivable	11.4	5.1
Total current assets	3,804.8	2,750.3
Property, plant, and equipment, net	3,360.8	3,193.4
Goodwill	863.5	863.5
Other intangible assets, net	267.7	295.9
Operating lease right-of-use assets	230.4	234.2
Long-term marketable debt securities	57.8	42.7
Other long-term assets	45.8	53.2
Total assets	$8,630.8	$7,433.2
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$698.1	$—
Operating lease obligations	67.2	68.9
Finance lease obligations	1.7	1.6
Accounts payable	499.1	387.0
Dividends payable	97.3	97.0
Accrued liabilities	252.5	216.2
Accrued interest	28.5	11.9
Total current liabilities	1,644.4	782.6
Long-term liabilities:
Long-term debt	2,471.1	2,479.4
Operating lease obligations	171.5	173.6
Finance lease obligations	13.1	14.4
Deferred income taxes	423.9	379.4
Compensation and benefits	241.1	298.3
Other long-term liabilities	57.4	59.2
Total long-term liabilities	3,378.1	3,404.3
Commitments and contingent liabilities
Stockholders' equity:
Common stock, par value $0.01 per share, 300.0 million shares authorized, 95.0 million and 94.8 million shares issued as of September 30, 2021 and December 31, 2020, respectively	1.0	0.9
Additional paid in capital	581.3	554.4
Retained earnings	3,162.8	2,835.5
Accumulated other comprehensive loss	(136.8)	(144.5)
Total stockholders' equity	3,608.3	3,246.3
Total liabilities and stockholders' equity	$8,630.8	$7,433.2

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Packaging Corporation of America

Consolidated Statements of Cash Flows

(unaudited, dollars in millions)

	Nine Months Ended
	September 30,
	2021	2020
Cash Flows from Operating Activities:
Net income	$624.6	$337.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization of intangibles	311.1	309.0
Amortization of deferred financing costs	2.0	1.9
Share-based compensation expense	26.9	23.8
Deferred income tax provision	41.7	21.1
Loss on asset disposals	7.3	4.1
Goodwill impairment	—	55.2
Pension and post-retirement benefits expense, net of contributions	(50.4)	(68.1)
Other, net	8.9	18.8
Changes in operating assets and liabilities:
(Increase) decrease in assets —
Accounts receivable	(234.3)	(19.0)
Inventories	(92.3)	16.5
Prepaid expenses and other current assets	(11.8)	(5.6)
Increase (decrease) in liabilities —
Accounts payable	22.3	(6.2)
Accrued liabilities	53.5	29.0
Federal and state income taxes payable / receivable	(6.1)	43.8
Net cash provided by operating activities	703.4	761.7
Cash Flows from Investing Activities:
Additions to property, plant, and equipment	(366.2)	(253.5)
Additions to other long term assets	(1.8)	(6.2)
Proceeds from asset disposals	2.6	4.4
Purchases of marketable debt securities	(100.3)	(71.5)
Proceeds from sales of marketable debt securities	17.7	17.2
Proceeds from maturities of marketable debt securities	83.0	53.7
Net cash used for investing activities	(365.0)	(255.9)
Cash Flows from Financing Activities:
Repayments of debt and finance lease obligations	(1.2)	(1.1)
Proceeds from issuance of debt	696.3	—
Financing costs paid	(8.5)	—
Common stock dividends paid	(284.8)	(224.6)
Shares withheld to cover employee restricted stock taxes	(11.9)	(10.5)
Net cash provided by (used for) financing activities	389.9	(236.2)
Net increase in cash and cash equivalents	728.3	269.6
Cash and cash equivalents, beginning of period	974.6	679.5
Cash and cash equivalents, end of period	$1,702.9	$949.1

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Packaging Corporation of America

Consolidated Statements of Changes in Stockholders’ Equity

(unaudited, dollars in millions and shares in thousands)

	Common Stock		Additional Paid in	Retained	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Earnings	Loss	Equity
Balance at July 1, 2021	94,979	$1.0	$574.5	$3,008.5	$(139.7)	$3,444.3
Common stock withheld and retired to cover taxes on vested stock awards	(10)	—	(0.1)	(1.3)	—	(1.4)
Common stock dividends declared	—	—	—	(95.3)	—	(95.3)
Share-based compensation and other	22	—	6.9	0.2	—	7.1
Comprehensive income	—	—	—	250.7	2.9	253.6
Balance at September 30, 2021	94,991	$1.0	$581.3	$3,162.8	$(136.8)	$3,608.3

	Common Stock		Additional Paid in	Retained	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Earnings	Loss	Equity
Balance at July 1, 2020	94,835	$0.9	$542.7	$2,742.9	$(153.4)	$3,133.1
Common stock withheld and retired to cover taxes on vested stock awards	(1)	—	—	(0.1)	—	(0.1)
Common stock dividends declared	—	—	—	(75.2)	—	(75.2)
Share-based compensation and other	(3)	—	6.0	—	—	6.0
Comprehensive income	—	—	—	139.1	2.5	141.6
Balance at September 30, 2020	94,831	$0.9	$548.7	$2,806.7	$(150.9)	$3,205.4

	Common Stock		Additional Paid in	Retained	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Earnings	Loss	Equity
Balance at January 1, 2021	94,830	$0.9	$554.4	$2,835.5	$(144.5)	$3,246.3
Common stock withheld and retired to cover taxes on vested stock awards	(88)	(0.1)	(0.7)	(11.2)	—	(12.0)
Common stock dividends declared	—	—	—	(286.2)	—	(286.2)
Share-based compensation and other	249	0.2	27.6	0.1	—	27.9
Comprehensive income	—	—	—	624.6	7.7	632.3
Balance at September 30, 2021	94,991	$1.0	$581.3	$3,162.8	$(136.8)	$3,608.3

	Common Stock		Additional Paid in	Retained	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Earnings	Loss	Equity
Balance at January 1, 2020	94,655	$0.9	$524.8	$2,704.8	$(159.5)	$3,071.0
Common stock withheld and retired to cover taxes on vested stock awards	(108)	—	(0.8)	(9.7)	—	(10.5)
Common stock dividends declared	—	—	—	(225.8)	—	(225.8)
Share-based compensation and other	284	—	24.7	—	—	24.7
Comprehensive income	—	—	—	337.4	8.6	346.0
Balance at September 30, 2020	94,831	$0.9	$548.7	$2,806.7	$(150.9)	$3,205.4

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

During the fourth quarter of 2020, in order to meet strong packaging demand and maintain appropriate inventory levels, we temporarily began producing linerboard on the No. 3 machine at our Jackson, Alabama mill. In the first quarter of 2021, we announced the discontinuation of production of uncoated freesheet paper grades on the machine and the permanent conversion of the machine to produce linerboard and other paper-to-containerboard conversion related activities. Before October 2020, operating results for the Jackson mill were included in the Paper segment. Beginning in October 2020, operating results for the Jackson mill are included in both the Packaging and Paper segments.

In these consolidated financial statements, certain amounts in prior periods’ consolidated financial statements have been reclassified to conform with the current period presentation.

The consolidated financial statements of PCA as of September 30, 2021 and for the three and nine months ended September 30, 2021 and 2020 are unaudited but include all adjustments (consisting only of normal recurring adjustments) that management considers necessary for a fair presentation of such financial statements. The preparation of the consolidated financial statements involves the use of estimates and accruals. Actual results may vary from those estimates. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with Article 10 of Regulation S-X of the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete audited financial statements. Operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. These consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2020.

The consolidated financial statements include the accounts of PCA and its majority-owned subsidiaries after elimination of intercompany balances and transactions.

2. New Accounting Standards

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. ASU 2020-04 provides optional guidance for a limited period of time to ease the potential burden in accounting for, or recognizing the effects of, reference rate reform on financial reporting. The amendments in this Update are elective and apply to all entities, subject to meeting certain criteria, that have contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. In January 2021, the FASB issued ASU 2021-01, which extends some of the optional expedients under Topic 848 to include derivative contracts impacted by discounting transition. Companies can apply the ASU immediately. The ASU can be adopted on a full retrospective basis as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or on a prospective basis to any new modification from any date within an interim period that includes or is subsequent to the date of the issuance of a final Update, up to the date that financial statements are available to be issued. The optional guidance will only be available until December 31, 2022. While the Company’s fixed-rate outstanding debt will not be impacted by the reference rate reform, the Company is still evaluating the impact of this guidance on its revolving credit facility, as the interest rate associated with any future borrowings against the revolving credit facility is based on LIBOR. Overall, the Company does not expect the guidance to have a significant impact on its financial position or related disclosures.

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

The following table presents our revenues disaggregated by product line (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Packaging	$1,829.4	$1,501.1	$5,171.4	$4,378.5
Paper	150.3	178.1	457.1	518.7
Corporate and Other	20.4	14.5	58.6	46.8
Total revenue	$2,000.1	$1,693.7	$5,687.1	$4,944.0

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

4. Earnings Per Share

The following table sets forth the computation of basic and diluted income per common share for the periods presented (dollars and shares in millions, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Numerator:	2021	2020	2021	2020
Net income	$250.7	$139.1	$624.6	$337.4
Less: Distributed and undistributed earnings allocated to participating securities	(1.7)	(1.0)	(4.9)	(2.7)
Net income attributable to common shareholders	$249.0	$138.1	$619.7	$334.7
Denominator:
Weighted average basic common shares outstanding	94.3	94.2	94.2	94.0
Effect of dilutive securities	0.4	0.3	0.4	0.4
Weighted average diluted common shares outstanding	94.7	94.5	94.6	94.4
Basic income per common share	$2.64	$1.47	$6.58	$3.56
Diluted income per common share	$2.63	$1.46	$6.55	$3.54

5. Other Expense, Net

The components of other income (expense), net, were as follows (dollars in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Asset disposals and write-offs	$(6.4)	$(5.5)	$(27.3)	$(16.5)
Jackson mill conversion-related activities (a)	(3.2)	—	(6.1)	—
Facilities closure and other income (costs) (b)	(0.7)	(2.9)	2.7	(16.6)
Other	(3.1)	(0.4)	(11.0)	(3.8)
Total	$(13.4)	$(8.8)	$(41.7)	$(36.9)

(a)
Includes charges related to the announced discontinuation of production of uncoated freesheet paper grades on the No. 3 machine at the Jackson, Alabama mill in the first quarter of 2021 associated with the permanent conversion of the machine to produce linerboard and other paper-to-containerboard conversion related activities.

(b)
For the three months ended September 30, 2021, includes charges consisting of closure costs related to corrugated products facilities. For the nine months ended September 30, 2021, these costs are partially offset by income primarily consisting of an adjustment of the required asset retirement obligation related to the 2020 closure of the San Lorenzo, California facility, a gain on sale of transportation assets, and insurance proceeds received for a natural disaster at one of the corrugated products facilities, partially offset by closure costs related to corrugated products facilities. For 2020, includes costs primarily related to the closure of the San Lorenzo, California facility during the second quarter of 2020, partially offset by income related to the sale of a corrugated products facility during the second quarter of 2020.

6. Income Taxes

For the three months ended September 30, 2021 and 2020, we recorded $83.2 million and $46.6 million of income tax expense and had an effective tax rate of 24.9% and 25.0%, respectively. The decrease in our effective tax rate for the three months ended September 30, 2021 compared to the same period in 2020 was primarily due to the favorable state rate impact of a subsidiary merger during the three months ended September 30, 2021 compared to September 30, 2020.

For the nine months ended September 30, 2021 and 2020, we recorded $203.7 million and $129.9 million of income tax expense and had an effective tax rate of 24.6% and 27.8%, respectively. The decrease in our effective tax rate for the nine months ended September 30, 2021 compared to the same period in 2020 was primarily due to the nondeductible goodwill impairment charge associated with our Paper reporting unit recognized during the nine months ended September 30, 2020 with no corresponding charge during the nine months ended September 30, 2021.

Our current effective tax rate may differ from the federal statutory income tax rate of 21.0% due primarily to the effect of state and local income taxes. During the nine months ended September 30, 2021 and 2020, cash paid for taxes, net of refunds received, was $168.1 million and $65.0 million, respectively. The increase in cash tax payments between the periods is primarily due to higher 2021 taxable income.

During the three and nine months ended September 30, 2021, there were no significant changes to our uncertain tax positions. For more information, see Note 7, Income Taxes, of the Notes to Consolidated Financial Statements in “Part II, Item 8. Financial Statements and Supplementary Data” of our 2020 Annual Report on Form 10-K.

7. Inventories

We value our raw materials, work in process, and finished goods inventories using lower of cost, as determined by the average cost method, or net realizable value. Supplies and materials are valued at the first-in, first-out (FIFO) or average cost methods.

The components of inventories were as follows (dollars in millions):

	September 30,	December 31,
	2021	2020
Raw materials	$323.3	$263.5
Work in process	16.1	11.6
Finished goods	190.6	183.6
Supplies and materials	350.1	329.2
Inventories	$880.1	$787.9

8. Property, Plant, and Equipment

The components of property, plant, and equipment were as follows (dollars in millions):

	September 30,	December 31,
	2021	2020
Land and land improvements	$186.2	$179.6
Buildings	895.5	858.5
Machinery and equipment	6,055.2	5,826.6
Construction in progress	417.5	360.0
Other	97.4	88.8
Property, plant and equipment, at cost	7,651.8	7,313.5
Less accumulated depreciation	(4,291.0)	(4,120.1)
Property, plant, and equipment, net	$3,360.8	$3,193.4

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

Depreciation expense for the three months ended September 30, 2021 and 2020 was $95.5 million and $89.6 million, respectively. During the nine months ended September 30, 2021 and 2020, depreciation expense was $279.9 million and $272.7 million, respectively. We recognized $3.6 million of incremental depreciation expense during the nine months ended September 30, 2021 as a result of corrugated products facilities closures and the Jackson, Alabama mill conversion. We recognized $2.9 million of incremental depreciation expense during the nine months ended September 30, 2020 as a result of the closure of the San Lorenzo, California corrugated products facility.

At September 30, 2021 and December 31, 2020, purchases of property, plant, and equipment included in accounts payable were $112.1 million and $22.2 million, respectively.

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

Goodwill represents the excess of the cost of an acquired business over the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed in a business combination. At both September 30, 2021 and December 31, 2020, we had $863.5 million of goodwill recorded in our Packaging segment, which represents the entire goodwill balance reported on our Consolidated Balance Sheets.

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

The weighted average remaining useful life, gross carrying amount, and accumulated amortization of our intangible assets were as follows (dollars in millions):

	September 30, 2021			December 31, 2020
	Weighted Average Remaining Useful Life (in Years)	Gross Carrying Amount	Accumulated Amortization	Weighted Average Remaining Useful Life (in Years)	Gross Carrying Amount	Accumulated Amortization
Customer relationships	8.4	$503.8	$246.2	9.1	$503.8	$220.2
Trademarks and trade names	9.3	34.8	24.8	9.3	34.8	23.0
Other	0.9	4.3	4.2	1.2	4.3	3.8
Total intangible assets (excluding goodwill)	8.5	$542.9	$275.2	9.1	$542.9	$247.0

During the nine months ended September 30, 2021 and 2020, amortization expense was $28.2 million and $33.4 million, respectively. For the nine months ended September 30, 2020, amortization expense includes a $4.5 million adjustment to decrease the remaining book value of the customer relationship intangible asset as a result of the closure of the San Lorenzo, California corrugated products facility.

10. Accrued Liabilities

The components of accrued liabilities were as follows (dollars in millions):

	September 30,	December 31,
	2021	2020
Compensation and benefits	$144.5	$126.5
Customer rebates and other credits	36.3	27.1
Medical insurance and workers’ compensation	26.5	25.5
Property, franchise, sales and use taxes	26.3	16.5
Environmental liabilities and asset retirement obligations	3.8	4.6
Severance, retention, and relocation	2.1	4.1
Other	13.0	11.9
Total	$252.5	$216.2

11. Debt

At September 30, 2021 and December 31, 2020, our long-term debt and interest rates on that debt were as follows (dollars in millions):

	September 30,	December 31,
	2021	2020
Revolving Credit Facility, due August 2021, terminated June 2021	$—	$—
Revolving Credit Facility, due June 2026	—	—
4.50% Senior Notes, net of discount of $0.5 million and $0.6 million as of September 30, 2021 and December 31, 2020, respectively, due November 2023	699.5	699.4
3.65% Senior Notes, net of discount of $0.4 million and $0.5 million as of September 30, 2021 and December 31, 2020, respectively, due September 2024	399.6	399.5
3.40% Senior Notes, net of discount of $1.1 million and $1.2 million as of September 30, 2021 and December 31, 2020, respectively, due December 2027	498.9	498.8
3.00% Senior Notes, net of discount of $0.5 million and $0.6 million as of September 30, 2021 and December 31, 2020, respectively, due December 2029	499.5	499.4
4.05% Senior Notes, net of discount of $3.4 million as of both September 30, 2021 and December 31, 2020, due December 2049	396.6	396.6
3.05% Senior Notes, net of discount of $3.7 million as of September 30, 2021, due October 2051	696.3	—
Total	3,190.4	2,493.7
Less current portion (a)	698.1	—
Less unamortized debt issuance costs	21.2	14.3
Total long-term debt	$2,471.1	$2,479.4

(a) The current portion of long-term debt excludes unamortized debt issuance costs of $1.4 million at September 30, 2021.

On September 21, 2021, the Company issued $700.0 million of 3.05% senior notes due 2051 through a registered public offering, for the purpose of refinancing its $700.0 million of 4.50% notes due November 1, 2023. The old 4.50% notes were subsequently redeemed on October 8, 2021. For the period ended September 30, 2021, PCA continued to record the normal amortization of the bond discount and debt issuance costs associated with the old 4.50% notes.

Although PCA communicated its intent to extinguish the old 4.50% notes on September 8, 2021, the notes' corresponding liability was not deemed extinguished until the redemption occurred in October 2021, as required under Accounting Standards Codification (ASC) Topic 405, Liabilities - Extinguishments of Liabilities. Accordingly, as required under ASC Topic 470, Debt, the redemption premium associated with the old 4.50% notes was not recognized until the extinguishment of the liability in October 2021.

On October 8, 2021, PCA completed the redemption of the old 4.50% notes for $769.8 million, which included a redemption premium of $56.1 million and $13.7 million of accrued and unpaid interest. The redemption of the old 4.50% notes also included a $1.4 million write-off of the remaining balance of unamortized debt issuance costs. PCA used the proceeds of the offering of the new 3.05% notes and cash on hand to fund the redemption and the $7.6 million of debt issuance costs associated with the new notes. The debt issuance costs are amortized to interest expense using the effective interest method over the term of the notes.

New Revolving Credit Agreement

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

The New Revolving Credit Agreement contains customary affirmative and negative covenants, including limitations on our ability to incur indebtedness at the subsidiary level and liens on our assets, and restrictions on our ability to engage in certain transactions involving mergers, consolidations, and sales of all or substantially all of our assets or the assets of a subsidiary guarantor. The New Revolving Credit Agreement has two financial covenants, a maximum leverage ratio and a minimum interest coverage ratio, each calculated on a consolidated basis. At September 30, 2021, we were in compliance with these covenants.

PCA may prepay loans under the New Revolving Credit Agreement at any time without premium or penalty.

Repayments, Interest, and Other

For the nine months ended September 30, 2021 and 2020, cash payments for interest were $55.2 million and $56.9 million, respectively.

Included in interest expense, net is the amortization of financing costs. For both the three months ended September 30, 2021 and 2020, amortization of financing costs was $0.5 million, and during both of the nine months ended September 30, 2021 and 2020, amortization of financing costs was $1.5 million.

At September 30, 2021, we had $3,190.4 million of fixed-rate senior notes outstanding. The fair value of our fixed-rate debt was estimated to be $3,416.0 million. The difference between the book value and fair value is due to the difference between the period-end market interest rate and the stated rate of our fixed-rate debt. We estimated the fair value of our fixed-rate debt using quoted market prices (Level 2 inputs) within the fair value hierarchy, which is further defined in Note 2, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements in "Part II, Item 8. Financial Statements and Supplementary Data" of our 2020 Annual Report on Form 10-K.

For more information on our long-term debt and interest rates on that debt, see Note 10, Debt, of the Notes to Consolidated Financial Statements in "Part II, Item 8. Financial Statements and Supplementary Data" of our 2020 Annual Report on Form 10-K.

12. Cash, Cash Equivalents, and Marketable Debt Securities

The following table shows the Company’s cash and available-for-sale (AFS) debt securities by major asset category at September 30, 2021 and December 31, 2020 (in millions):

	September 30, 2021
	Adjusted Cost Basis	Unrealized Gain	Unrealized Loss	Fair Value	Cash and Cash Equivalents	Short-Term Marketable Debt Securities	Long-Term Marketable Debt Securities
Cash and cash equivalents	$1,695.4	$—	$—	$1,695.4	$1,695.4	$—	$—
Level 1 (a):
Money market funds	7.0	—	—	7.0	7.0	—	—
U.S. Treasury securities	27.6	—	—	27.6	—	19.3	8.3
Subtotal	34.6	—	—	34.6	7.0	19.3	8.3
Level 2 (b):
Certificates of deposit	3.9	—	—	3.9	—	3.9	—
U.S. government agency securities	5.3	—	—	5.3	—	4.0	1.3
Corporate debt securities	109.7	0.1	—	109.8	0.5	61.1	48.2
Subtotal	118.9	0.1	—	119.0	0.5	69.0	49.5
Total	$1,848.9	$0.1	$—	$1,849.0	$1,702.9	$88.3	$57.8

	December 31, 2020
	Adjusted Cost Basis	Unrealized Gain	Unrealized Loss	Fair Value	Cash and Cash Equivalents	Short-Term Marketable Debt Securities	Long-Term Marketable Debt Securities
Cash and cash equivalents	$970.5	$—	$—	$970.5	$970.5	$—	$—
Level 1 (a):
Money market funds	0.6	—	—	0.6	0.6	—	—
U.S. Treasury securities	28.1	0.2	—	28.3	—	18.9	9.4
Subtotal	28.7	0.2	—	28.9	0.6	18.9	9.4
Level 2 (b):
Certificates of deposit	5.9	—	—	5.9	1.1	4.8	—
Commercial paper	3.2	—	—	3.2	1.0	2.2	—
U.S. government agency securities	6.6	—	—	6.6	—	2.6	4.0
Corporate debt securities	107.5	0.3	—	107.8	1.4	77.1	29.3
Subtotal	123.2	0.3	—	123.5	3.5	86.7	33.3
Total	$1,122.4	$0.5	$—	$1,122.9	$974.6	$105.6	$42.7
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

For the three and nine months ended September 30, 2021 and 2020, net realized gains and losses on the sales and maturities of certain marketable debt securities were insignificant.

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

As of September 30, 2021 and December 31, 2020, we do not consider any of the impairments related to our marketable debt securities to be the result of credit losses. Therefore, we have not recorded an allowance for credit losses related to our marketable debt securities. All unrealized gains and losses were recorded in other comprehensive income (OCI).

The following table provides information about the Company’s marketable debt securities that have been in a continuous loss position as of September 30, 2021 and December 31, 2020 (in millions, except number of marketable debt securities in a loss position):

	September 30, 2021			December 31, 2020
	Fair Value of Marketable Debt Securities	Number of Marketable Debt Securities in a Loss Position	Unrealized Losses (c)	Fair Value of Marketable Debt Securities	Number of Marketable Debt Securities in a Loss Position	Unrealized Losses (c)
Corporate debt securities	$50.0	63	$—	$42.9	56	$—
U.S. Treasury securities	8.1	10	—	1.7	3	—
U.S. government agency securities	0.8	2	—	—	—	—
Certificates of deposit	0.5	1	—	1.3	2	—
Commercial paper	—	—	—	2.2	1	—
	$59.4	76	$—	$48.1	62	$—
(c)
Unrealized losses were insignificant for the periods ended September 30, 2021 and December 31, 2020.

13. Employee Benefit Plans and Other Postretirement Benefits

The components of net periodic benefit cost for our pension plans were as follows (dollars in millions):

	Pension Plans
	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Service cost	$5.4	$5.4	$16.0	$17.3
Interest cost	7.4	9.9	22.2	29.8
Expected return on plan assets	(15.8)	(14.2)	(47.3)	(42.6)
Net amortization of unrecognized amounts
Prior service cost	1.0	1.1	2.9	3.3
Actuarial loss	2.6	2.7	7.8	8.1
Net periodic benefit cost	$0.6	$4.9	$1.6	$15.9

PCA makes pension plan contributions that are sufficient to fund its actuarially determined costs, generally equal to the minimum amounts required by the Employee Retirement Income Security Act (ERISA). From time to time, PCA may make additional discretionary contributions based on the funded status of the plans, tax deductibility, income from operations, and other factors. During the three and nine months ended September 30, 2021 and 2020, payments to our nonqualified pension plans were insignificant. During both the three and nine months ended September 30, 2021, we made contributions of $50.0 million to our qualified pension plans, and for the three and nine months ended September 30, 2020, we made contributions of $71.4 million and $82.5 million, respectively, to our qualified pension plans. We do not have a required minimum contribution amount established for 2021, but we expect to make discretionary contributions to our plans.

For the three and nine months ended September 30, 2021 and 2020, the net periodic benefit cost for our postretirement plans was insignificant.

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

As of September 30, 2021, assuming performance units are paid out at the target level of performance, 1.2 million shares were available for future grants under the current plan. Forfeitures are added back to the pool of shares of common stock available to be granted at a future date.

The following table presents restricted stock and performance unit award activity for the nine months ended September 30, 2021:

	Restricted Stock		Performance Units
	Shares	Weighted Average Grant- Date Fair Value	Shares	Weighted Average Grant- Date Fair Value
Outstanding at January 1, 2021	669,102	$102.55	357,417	$103.63
Granted	173,970	134.10	95,236	140.47
Vested (a)	(164,483)	108.73	(74,894)	134.53
Forfeitures	(6,692)	110.47	(19,667)	132.58
Outstanding at September 30, 2021	671,897	$109.13	358,092	$105.38

(a)
Upon vesting of the performance unit awards, PCA issued 81,577 shares, which includes 6,683 shares for dividends accrued during the vesting period.

Compensation Expense

Our share-based compensation expense is recorded in "Selling, general, and administrative expenses." Compensation expense for share-based awards recognized in the Consolidated Statements of Income, net of forfeitures, was as follows (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Restricted stock	$3.9	$3.2	$18.4	$16.8
Performance units	2.9	2.8	8.5	7.0
Total share-based compensation expense	6.8	6.0	26.9	23.8
Income tax benefit	(1.7)	(1.5)	(6.8)	(6.0)
Share-based compensation expense, net of tax benefit	$5.1	$4.5	$20.1	$17.8

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

The unrecognized compensation expense for all share-based awards at September 30, 2021 was as follows (dollars in millions):

	September 30, 2021
	Unrecognized Compensation Expense	Remaining Weighted Average Recognition Period (in years)
Restricted stock	$30.6	2.6
Performance units	21.6	2.3
Total unrecognized share-based compensation expense	$52.2	2.5

15. Stockholders' Equity

Dividends

During the nine months ended September 30, 2021, we paid $284.8 million of dividends to shareholders. On August 25, 2021, PCA’s Board of Directors declared a regular quarterly cash dividend of $1.00 per share of common stock, which was paid on October 15, 2021 to shareholders of record as of September 15, 2021. The dividend payment was $95.0 million.

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

The Company did not repurchase any shares of its common stock under this authority during the three and nine months ended September 30, 2021. At September 30, 2021, $193.0 million of the authorized amount remained available for repurchase of the Company’s common stock.

Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) (AOCI) by component were as follows (dollars in millions). Amounts in parentheses indicate losses:

	Foreign Currency Translation Adjustments	Unrealized Loss on Foreign Exchange Contracts	Unrealized Loss on Marketable Debt Securities	Unfunded Employee Benefit Obligations	Total
Balance at January 1, 2021	$(0.4)	$(0.2)	$0.3	$(144.2)	$(144.5)
Other comprehensive income before reclassifications, net of tax	—	—	(0.2)	—	(0.2)
Amounts reclassified from AOCI, net of tax	0.4	—	—	7.5	7.9
Balance at September 30, 2021	$—	$(0.2)	$0.1	$(136.7)	$(136.8)

Reclassifications out of AOCI were as follows (dollars in millions). Amounts in parentheses indicate expenses in the Consolidated Statements of Income:

	Amounts Reclassified from AOCI
	Three Months Ended September 30,		Nine Months Ended September 30,
Details about AOCI Components	2021	2020	2021	2020
Unfunded employee benefit obligations (a)
Amortization of prior service costs	$(0.8)	$(1.0)	$(2.5)	$(3.0)	See (a) below
Amortization of actuarial losses	(2.5)	(2.6)	(7.5)	(7.8)	See (a) below
	(3.3)	(3.6)	(10.0)	(10.8)	Total before tax
	0.8	0.9	2.5	2.7	Tax benefit
	$(2.5)	$(2.7)	$(7.5)	$(8.1)	Net of tax
(a)
These AOCI components are included in the computation of net pension and postretirement benefit costs. See Note 13, Employee Benefit Plans and Other Postretirement Benefits, for additional information.

16. Concentrations of Risk

Our Paper segment has a long-standing commercial and contractual relationship with Office Depot, our largest customer in the paper business. This relationship exposes us to a significant concentration of business and financial risk. Our sales to Office Depot represent approximately 4% and 5% of our total Company sales revenue for the nine month periods ended September 30, 2021 and 2020, respectively, and approximately 48% and 43% of our Paper segment sales revenue for both of those periods, respectively. For full year 2020, sales to Office Depot represented 45% of our Paper segment sales. At September 30, 2021 and December 31, 2020, we had $47.7 million and $39.6 million of accounts receivable due from Office Depot, respectively, which represents approximately 4% and 5% of our total Company accounts receivable, respectively.

17. Transactions With Related Parties

Louisiana Timber Procurement Company, L.L.C. (LTP) is a variable-interest entity that is 50% owned by PCA and 50% owned by Boise Cascade Company (Boise Cascade). LTP procures sawtimber, pulpwood, residual chips, and other residual wood fiber to meet the wood and fiber requirements of PCA and Boise Cascade in Louisiana. PCA is the primary beneficiary of LTP and has the power to direct the activities that most significantly affect the economic performance of LTP. Therefore, we consolidate 100% of LTP in our financial statements in our Corporate and Other segment. The carrying amounts of LTP's assets and liabilities (which relate primarily to non-inventory working capital items) on our Consolidated Balance Sheets were $2.5 million at both September 30, 2021 and December 31, 2020. During the three months ended September 30, 2021 and 2020, we recorded $22.3 million and $15.6 million, respectively, and during the nine months ended September 30, 2021 and 2020, we recorded $63.3 million and $52.0 million, respectively, of LTP sales to Boise Cascade in "Net Sales" in the Consolidated Statements of Income and approximately the same amount of expenses in "Cost of Sales".

During the three months ended September 30, 2021 and 2020, fiber purchases from related parties were $3.6 million and $2.8 million, respectively. Fiber purchases from related parties were $10.3 million and $9.5 million for the nine months ended September 30, 2021 and 2020. Most of these purchases related to chip and log purchases by LTP from Boise Cascade's wood products business. These purchases are recorded in "Cost of Sales" in the Consolidated Statements of Income.

18. Segment Information

We report our business in three reportable segments: Packaging, Paper, and Corporate and Other. These segments represent distinct businesses that are managed separately because of differing products and services. Each of these businesses requires distinct operating and marketing strategies.

During the fourth quarter of 2020, in order to meet strong packaging demand and maintain appropriate inventory levels, we temporarily began producing linerboard on the No. 3 machine at our Jackson, Alabama mill. In the first quarter of 2021, we announced the discontinuation of production of uncoated freesheet paper grades on the machine and the permanent conversion of the machine to produce linerboard and other paper-to-containerboard conversion related activities. Before October 2020, operating results for the Jackson mill were included in the Paper segment. Beginning in October 2020, operating results for the Jackson mill are included in both the Packaging and Paper segments.

Each segment’s profits and losses are measured on operating profits before interest expense, net, non-operating pension income, and income taxes. For certain allocated expenses, the related assets and liabilities remain in the Corporate and Other segment.

Selected financial information by reportable segment was as follows (dollars in millions):

	Sales, net
Three Months Ended September 30, 2021	Trade	Intersegment	Total	Operating Income (Loss)
Packaging	$1,825.0	$4.4	$1,829.4	$365.2	(a)
Paper	150.3	—	150.3	11.0	(a)
Corporate and Other	24.8	36.5	61.3	(23.4)	(a)
Intersegment eliminations	—	(40.9)	(40.9)	—
	$2,000.1	$—	$2,000.1	352.8
Non-operating pension income				5.0
Interest expense, net				(23.9)	(a)
Income before taxes				$333.9

	Sales, net
Three Months Ended September 30, 2020	Trade	Intersegment	Total	Operating Income (Loss)
Packaging	$1,497.6	$3.5	$1,501.1	$222.4	(b)
Paper	178.1	—	178.1	7.3
Corporate and Other	18.0	30.8	48.8	(20.2)
Intersegment eliminations	—	(34.3)	(34.3)	—
	$1,693.7	$—	$1,693.7	209.5
Non-operating pension income				0.6
Interest expense, net				(24.4)
Income before taxes				$185.7

	Sales, net
Nine Months Ended September 30, 2021	Trade	Intersegment	Total	Operating Income (Loss)
Packaging	$5,159.3	$12.1	$5,171.4	$940.3	(a)
Paper	457.0	0.1	457.1	22.3	(a)
Corporate and Other	70.8	101.0	171.8	(76.9)	(a)
Intersegment eliminations	—	(113.2)	(113.2)	—
	$5,687.1	$—	$5,687.1	885.7
Non-operating pension income				14.8
Interest expense, net				(72.2)	(a)
Income before taxes				$828.3

	Sales, net
Nine Months Ended September 30, 2020	Trade	Intersegment	Total	Operating Income (Loss)
Packaging	$4,364.8	$13.7	$4,378.5	$619.9	(b)(c)
Paper	518.7	—	518.7	(21.7)	(c)(d)
Corporate and Other	60.5	99.2	159.7	(63.5)
Intersegment eliminations	—	(112.9)	(112.9)	—
	$4,944.0	$—	$4,944.0	534.7
Non-operating pension income				1.7
Interest expense, net				(69.1)
Income before taxes				$467.3

(a)	The three and nine months ended September 30, 2021 include the following:
1.

$4.5 million and $9.4 million, respectively, of charges related to the announced discontinuation of production of uncoated freesheet paper grades on the No. 3 machine at the Jackson, Alabama mill in the first quarter of 2021 associated with the permanent conversion of the machine to produce linerboard and other paper-to-containerboard conversion related activities.

2.

$2.7 million and $0.1 million, respectively, of charges consisting of closure costs related to corrugated products facilities. For the nine months ended September 30, 2021, these costs are partially offset by income primarily consisting of an adjustment of the required asset retirement obligation related to the 2020 closure of the San Lorenzo, California facility, a gain on sale of transportation assets, and insurance proceeds received for a natural disaster at one of the corrugated products facilities.

	3.	$0.5 million of costs related to the Company's September 2021 debt refinancing, which included the issuance of the new 3.05% Senior Notes due 2051.

(b)	The three and nine months ended September 30, 2020 include the following:
1.

$3.3 million and $24.1 million of charges, respectively, consisting of closure costs related to corrugated products facilities, substantially all of which relates to the closure of the San Lorenzo, California facility during the second quarter of 2020, partially offset by income related to the sale of a corrugated products facility during the second quarter of 2020.

2.

$10.0 million of charges related to the impact of Hurricane Laura at our DeRidder, Louisiana mill, including unabsorbed costs related to lost production, excess purchased containerboard and freight costs, repair expenses, rental and supplies costs, and other recovery expenses.

(c)

The nine months ended September 20, 2020 include $6.9 million of incremental, out-of-pocket costs related to COVID-19, including supplies, cleaning and sick pay. Beginning in July 2020, all corresponding COVID-19 related expenses were included in normalized costs.

(d)

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

Guarantees and Indemnifications

We provide guarantees, indemnifications, and other assurances to third parties in the normal course of our business. These include tort indemnifications, product guarantees, environmental assurances, and representations and warranties in commercial agreements. At September 30, 2021, we are not aware of any material liabilities arising from any guarantee, indemnification, or financial assurance we have provided. If we determined such a liability was probable and subject to reasonable determination, we would accrue for it at that time.

DeRidder Mill Incident

On February 8, 2017, a tank located in the pulp mill at the Company's DeRidder, Louisiana facility exploded, resulting in three contractor fatalities and other injuries. The Company has been served with multiple lawsuits involving the decedents and other allegedly injured parties, alleging negligence on the part of the Company and claiming compensatory and punitive damages. The Company is vigorously defending these lawsuits. The Company believes that these suits are covered by its liability insurance policies, subject to an aggregate $1.0 million deductible, which has been satisfied in full as a result of settlement of various lawsuits and fees and expenses incurred by the Company. Cases involving nine plaintiffs are pending in the U.S. District Court for the Middle District of Louisiana and one case remains pending in state court in Alabama. One case previously dismissed by the federal district court for the Western District of Louisiana has been appealed by the plaintiff to the United States Court of Appeals for the Fifth Circuit. The remaining lawsuits pending in federal district court and state court are in the early stages. Accordingly, the Company is unable to estimate a range of reasonable possible losses at this time.

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

20. Subsequent Events

The Company has disclosed the following subsequent events in accordance with Accounting Standards Codification (ASC) 855, Subsequent Events. Subsequent events have been evaluated through the filing date of this Form 10-Q.

On October 22, 2021, we entered into a definitive agreement to acquire substantially all of the assets of Advance Packaging Corporation, an independent corrugated products producer, in a cash-free, debt-free transaction, for a cash purchase price of $189 million. Advance Packaging is a full-service producer of corrugated packaging products, including graphics, retail displays, sustainable shipping containers, and protective packaging. Advance Packaging owns and operates a 500,000 square foot corrugated products facility in Grand Rapids, Michigan. Closing is subject to certain customary conditions and is expected in the fourth quarter of 2021. PCA expects to finance the transaction with cash-on-hand.

The operating results of Advance Packaging will be included in PCA's results upon closing of the transaction.

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

Executive Summary

Third quarter net sales were $2.00 billion in 2021 and $1.69 billion in 2020. We reported $251 million of net income, or $2.63 per diluted share, during the third quarter of 2021, compared to $139 million, or $1.46 per diluted share, during the same period in 2020. Net income included $6 million of expense for special items in the third quarter of 2021, compared to $10 million of expense for special items in 2020 (discussed below). Excluding special items, net income was $257 million, or $2.69 per diluted share, during the third quarter of 2021, compared to $149 million, or $1.57 per diluted share, in the third quarter of 2020. The increase in net income was driven primarily by higher prices and mix and volume in our Packaging segment, higher production volume and prices and mix in our Paper segment, lower non-operating pension expense, and lower interest expense. These items were partially offset by higher operating costs, higher freight and logistics expenses, higher converting costs, higher scheduled outage expenses, and lower sales volume in our Paper segment. For additional detail on special items included in reported GAAP results, as well as segment income (loss) excluding special items, earnings before non-operating pension income (expense), interest, income taxes, and depreciation, amortization, and depletion (EBITDA), and EBITDA excluding special items, see “Item 2. Reconciliations of Non-GAAP Financial Measures to Reported Amounts.”

Packaging segment income from operations was $365 million in the third quarter of 2021, compared to $222 million in the third quarter of 2020. Packaging segment EBITDA excluding special items was $467 million in the third quarter of 2021 compared to $324 million in the third quarter of 2020. The increase in EBITDA excluding special items was due primarily to higher prices and mix and higher sales and production volumes, partially offset by higher operating and converting costs, higher annual outage expense, and higher freight and logistic expenses. We continued to experience strong demand during the quarter, driving record volumes in terms of box shipments and record containerboard production. We also continued to experience cost inflation across our business, including in the areas of labor and benefits, recycled fiber, energy, repairs, materials, and supplies, as well as higher transportation costs, driven by higher fuel costs, tight supply, driver shortages, and higher spot prices. Our sales prices were higher as we implemented price increases on containerboard and corrugated products that we previously communicated to our customers. We continue to deploy capital to improve productivity and efficiencies at our facilities and believe that our success in doing so is helping us to manage cost inflation and better serve our customers.

Paper segment income from operations was $11 million in the third quarter of 2021, compared to $7 million in the third quarter of 2020. Paper segment EBITDA excluding special items was $18 million in the third quarter of 2021, compared to $17 million in the third quarter of 2020. The increase in EBITDA excluding special items was due to higher production volumes, higher prices and mix, and lower annual outage costs, partially offset by higher operating costs, higher freight and logistic expenses, and lower sales volume.

Sales and production volumes in the Paper segment significantly declined after the first quarter of 2020 as the COVID-19 pandemic caused lower demand for our paper products. During the second and third quarters of 2020, in response to such lower demand, we temporary idled both machines at our Jackson Alabama mill. During the fourth quarter of 2020, in order to meet strong packaging demand and maintain appropriate inventory levels in the packaging segment, we temporarily began producing linerboard on the number 3 machine at the mill and we have produced linerboard on the machine since that time. In the first quarter of 2021, we announced the discontinuation of production of uncoated freesheet paper grades on the machine and our plans to permanently convert the machine to produce linerboard in a phased approach over the next three years. Demand for paper products has improved since the beginning of the pandemic, but our sales and production in the paper segment will remain below pre-pandemic levels as we will no longer be producing paper products on the machine. In the third quarter of 2021, we began to produce corrugating medium on the number 1 machine at the Jackson mill (which had produced uncoated freesheet paper in the past) in order to help satisfy our demand for containerboard, build necessary inventories, and evaluate the capability of the machine to produce containerboard on a cost-effective basis. We expect to continue to produce corrugating medium on the machine during the fourth quarter. Before October 2020, operating results for the Jackson mill were included in the Paper segment. Beginning in October 2020, operating results for the Jackson mill are included in both the Packaging and Paper segments.

Packaging segment income from operations was $940 million in the first nine months of 2021, compared to $620 million in the same period in 2020. Packaging segment EBITDA excluding special items was $1,228 million in the first nine months of 2021 compared to $926 million in the first nine months of 2020. The increase in EBITDA excluding special items was due primarily to higher prices and mix and higher sales and production volumes, partially offset by higher operating and converting costs, higher freight and logistic expenses, and higher annual outage expense.

Paper segment income from operations was $22 million in the first nine months of 2021, compared to a loss of $22 million in the first nine months of 2020. Paper segment EBITDA excluding special items was $46 million in the first nine months of 2021, compared to $64 million in the same period in 2020. The decrease in EBITDA excluding special items was due to lower sales and production volumes and higher freight and logistic expenses, partially offset by lower operating costs and lower annual outage expense, while prices and mix were flat.

Special Items and Earnings per Diluted Share, Excluding Special Items

A reconciliation of reported earnings per diluted share to earnings per diluted share, excluding special items, for the three and nine months ended September 30, 2021 and 2020 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Earnings per diluted share, as reported	$2.63	$1.46	$6.55	$3.54
Special items:
Facilities closure and other costs (a)	0.02	0.03	—	0.19
Jackson mill conversion-related activities (b)	0.03	—	0.07	—
Debt refinancing (c)	0.01	—	0.01	—
Hurricane Laura impact (d)	—	0.08	—	0.08
Goodwill impairment (e)	—	—	—	0.58
Incremental costs for COVID-19 (f)	—	—	—	0.06
Total special items	0.06	0.11	0.08	0.91
Earnings per diluted share, excluding special items	$2.69	$1.57	$6.63	$4.45
(a)
For the three and nine months ended September 30, 2021, includes $2.7 million and $0.1 million, respectively, of charges consisting of closure costs related to corrugated products facilities. For the nine months ended September 30, 2021, these costs are partially offset by income primarily consisting of an adjustment of the required asset retirement obligation related to the 2020 closure of the San Lorenzo, California facility, a gain on sale of corporate assets, and insurance proceeds received for a natural disaster at one of the corrugated products facilities. For the three and nine months ended September 30, 2020, includes $3.3 million and $24.1 million, respectively, of charges consisting of closure costs related to corrugated products facilities, substantially all of which relates to the closure of the San Lorenzo, California facility during the second quarter of 2020, partially offset by income related to the sale of a corrugated products facility during the second quarter of 2020.
(b)
For the three and nine months ended September 30, 2021, includes $4.5 million and $9.4 million, respectively, of charges related to the announced discontinuation of production of uncoated freesheet paper grades on the No. 3 machine at the Jackson, Alabama mill in the first quarter of 2021 associated with the permanent conversion of the machine to produce linerboard and other paper-to-containerboard conversion related activities.
(c)
For the three and nine months ended September 30, 2021, includes $0.5 million of costs related to the Company's September 2021 debt refinancing, which included the issuance of the new 3.05% Senior Notes due 2051.
(d)
For three and nine months ended September 30, 2020, includes $10.0 million of charges related to the impact of Hurricane Laura at our DeRidder, Louisiana mill, including unabsorbed costs related to lost production, excess purchased containerboard and freight costs, repair expenses, rental and supplies costs, and other recovery expenses.

(e)
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
(f)
The nine months ended September 30, 2020 include $6.9 million of incremental, out-of-pocket costs related to COVID-19, including supplies, cleaning and sick pay. Beginning in July 2020, all corresponding COVID-19 related expenses were included in normalized costs.

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

Industry and Business Conditions

Trade publications reported North American industry-wide corrugated products shipments per work day were up 0.1% during the third quarter of 2021 compared to the same quarter of 2020. Reported industry containerboard production increased 3.9% compared to the third quarter of 2020. Reported industry containerboard inventories at the end of the third quarter of 2021 were approximately 2.7 million tons, up 16.6% compared to the same period in 2020. Reported containerboard export shipments were up 9.7% compared to the third quarter of 2020. Prices reported by trade publications increased by $20 per ton for linerboard and $30 per ton for corrugating medium in March 2021, $40 per ton for linerboard and corrugating medium in April 2021, and a further $50 per ton for linerboard and $60 per ton for corrugating medium in August 2021.

Trade publications reported North American uncoated freesheet paper shipments were up 3.0% in the third quarter of 2021, compared to the same quarter of 2020. Average prices reported by a trade publication for cut size office papers were higher by $50 per ton, or 4.4%, in the third quarter of 2021, compared to the second quarter of 2021, and higher by $120 per ton, or 11.3%, compared to the third quarter of 2020. Average prices reported by a trade publication for cut size office papers increased $20 per ton in March, $40 per ton in April, $30 per ton in June, and $30 per ton in July 2021.

Outlook

Looking ahead to the fourth quarter, we will continue to implement our previously announced price increases for domestic containerboard, corrugated packaging, and paper, and, based upon conditions in the export markets into which we sell, we also expect an increase in average export containerboard prices compared to the third quarter. Packaging segment volume will be lower due to three less shipping days as well as a scheduled maintenance outage that we are taking at our DeRidder mill, and Paper segment volume will be lower as we do not expect to produce any uncoated grades at the Jackson mill. With higher natural gas prices and anticipated colder weather, we expect energy costs to increase. Wood costs, especially in our southern mills, are expected to be higher due to the previous wet weather, low inventory, and high demand for wood fiber. We also expect inflation to continue with most of our other operating and converting costs, along with continued higher freight and logistics expenses. We also expect scheduled outage costs to be higher than the third quarter. Considering these items, we expect fourth quarter earnings to be lower than third quarter earnings.

Results of Operations

Three Months Ended September 30, 2021, compared to Three Months Ended September 30, 2020

The historical results of operations of PCA for the three months ended September 30, 2021 and 2020 are set forth below (dollars in millions):

	Three Months Ended
	September 30,
	2021	2020	Change
Packaging	$1,829.4	$1,501.1	$328.3
Paper	150.3	178.1	(27.8)
Corporate and Other	61.3	48.8	12.5
Intersegment eliminations	(40.9)	(34.3)	(6.6)
Net sales	$2,000.1	$1,693.7	$306.4

Packaging	$365.2	$222.4	$142.8
Paper	11.0	7.3	3.7
Corporate and Other	(23.4)	(20.2)	(3.2)
Income from operations	$352.8	$209.5	$143.3
Non-operating pension income	5.0	0.6	4.4
Interest expense, net	(23.9)	(24.4)	0.5
Income before taxes	333.9	185.7	148.2
Income tax provision	(83.2)	(46.6)	(36.6)
Net income	$250.7	$139.1	$111.6
Non-GAAP Measures (a)
Net income excluding special items	$256.5	$149.2	$107.3
Consolidated EBITDA	458.4	309.9	148.5
Consolidated EBITDA excluding special items	464.0	322.8	141.2
Packaging EBITDA	461.4	311.0	150.4
Packaging EBITDA excluding special items	466.9	323.9	143.0
Paper EBITDA	18.1	16.9	1.2
Paper EBITDA excluding special items	18.1	16.9	1.2
(a)
See “Reconciliations of Non-GAAP Financial Measures to Reported Amounts” included in this Item 2 for a reconciliation of non-GAAP measures to the most comparable GAAP measure.

Net Sales

Net sales increased $306 million, or 18.1%, to $2,000 million during the three months ended September 30, 2021, compared to $1,694 million during the same period in 2020.

Packaging. Net sales increased $328 million, or 21.9%, to $1,829 million, compared to $1,501 million in the third quarter of 2020 due to higher prices and mix ($241 million) and higher containerboard and corrugated products volume ($88 million). In the third quarter of 2021, our domestic containerboard prices were 24.4% higher, while export prices were 46.1% higher, than the same period in 2020. In the third quarter of 2021, export and domestic containerboard outside shipments increased 51.6% compared to the third quarter of 2020. Our total and per day corrugated products shipments were up 2.3% compared to the same period in 2020, driven by strong demand.

Paper. Net sales decreased $28 million, or 15.6%, to $150 million, compared to $178 million in the third quarter of 2020, due to lower volume ($34 million), partially offset by higher prices and mix ($6 million). In the fourth quarter of 2020, the Jackson mill No. 3 machine began producing linerboard. The Jackson mill was idled for two months during the second quarter of 2020.

Gross Profit

Gross profit increased $165 million during the three months ended September 30, 2021, compared to the same period in 2020. The increase was driven primarily by higher prices and mix and volume in our Packaging segment, and higher production volume and prices and mix in our Paper segment. These items were partially offset by higher operating costs, higher freight and logistics expenses, higher converting costs, higher annual outage expenses, and lower sales volume in our Paper segment. In the three months ended September 30, 2021, gross profit included $3 million of special items for charges related to the Jackson mill conversion and other paper-to-containerboard conversion related activities and facility closure costs. In the three months ended September 30, 2020, gross profit included $10 million of special items for charges related to the impact of Hurricane Laura at our DeRidder mill.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses (“SG&A”) increased $17 million during the three months ended September 30, 2021, compared to the same period in 2020. The increase was primarily due to higher employee salaries and fringes and incentives.

Other Expense, Net

Other income (expense), net, for the three months ended September 30, 2021 and 2020 are set forth below (dollars in millions):

	Three Months Ended
	September 30,
	2021	2020
Asset disposals and write-offs	$(6.4)	$(5.5)
Jackson mill conversion-related activities	(3.2)	—
Facilities closure and other costs	(0.7)	(2.9)
Other	(3.1)	(0.4)
Total	$(13.4)	$(8.8)

We discuss these items in more detail in Note 5, Other Expense, Net, of the Condensed Notes to Unaudited Quarterly Consolidated Financial Statements in “Part I, Item 1. Financial Statements” of this Form 10-Q.

Income from Operations

Income from operations increased $143 million, or 68.4%, during the three months ended September 30, 2021, compared to the same period in 2020. The third quarter of 2021 included $7 million of special items expense primarily related to corrugated facility closures and costs from the Jackson mill conversion from uncoated freesheet paper to linerboard and other paper-to-containerboard conversion related activities, compared to $13 million of special items expense related to the impact of Hurricane Laura at our DeRidder mill and corrugated facilities closure costs in the third quarter of 2020.

Packaging. Packaging segment income from operations increased $143 million to $365 million, compared to $222 million during the three months ended September 30, 2020. The increase related primarily to higher containerboard and corrugated products prices and mix ($203 million), higher sales and production volumes ($79 million), partially offset by higher operating and converting costs ($112 million), higher freight expenses ($23 million), higher annual outage expenses ($7 million), higher depreciation expense ($8 million), and other costs. Special items during the third quarter of 2021 included $6 million of expense for the Jackson mill conversion-related activities and corrugated facility closures, compared to $10 million of special items expense related to the impact of Hurricane Laura at our DeRidder mill and $3 million of corrugated facility closure costs.

Paper. Paper segment income from operations increased $4 million to $11 million, compared to $7 million during the three months ended September 30, 2020. The increase primarily related to higher prices and mix ($6 million), higher sales and production volumes ($5 million), lower depreciation expense ($4 million), and lower annual outage expenses ($1 million), partially offset by higher freight expenses ($6 million), and higher operating costs ($4 million). Special items during the third quarter of 2021 included $1 million of expense for the Jackson mill conversion-related activities. There were no material special items during the third quarter of 2020.

Non-Operating Pension Income, Interest Expense, Net and Income Taxes

Non-operating pension income increased $4 million during the three months ended September 30, 2021, compared to the same period in 2020. The increase in non-operating pension income was primarily related to the favorable 2020 asset performance.

Interest expense, net for the three months ended September 30, 2021 was relatively flat when compared to the same period in 2020. The slight decrease in interest expense, net was primarily related to lower earnings on deferred compensation balances in the third quarter of 2021, partially offset by lower interest income due to lower rates on invested cash balances, lower capitalized interest in the third quarter of 2021, and higher interest expense related to the Company's September 2021 debt refinancing.

During the three months ended September 30, 2021, we recorded $83 million of income tax expense, compared to $47 million of expense during the three months ended September 30, 2020. The effective tax rate for the three months ended September 30, 2021 and 2020 was 24.9% and 25.0%, respectively. The decrease in our effective tax rate for the three months ended September 30, 2021 compared to the same period in 2020 was primarily due to the favorable state rate impact of a subsidiary merger during the three months ended September 30, 2021 compared to September 30, 2020.

Nine Months Ended September 30, 2021, compared to Nine Months Ended September 30, 2020

The historical results of operations of PCA for the nine months ended September 30, 2021 and 2020 are set forth below (dollars in millions):

	Nine Months Ended
	September 30,
	2021	2020	Change
Packaging	$5,171.4	$4,378.5	$792.9
Paper	457.1	518.7	(61.6)
Corporate and Other	171.8	159.7	12.1
Intersegment eliminations	(113.2)	(112.9)	(0.3)
Net sales	$5,687.1	$4,944.0	$743.1

Packaging	$940.3	$619.9	$320.4
Paper	22.3	(21.7)	44.0
Corporate and Other	(76.9)	(63.5)	(13.4)
Income from operations	$885.7	$534.7	$351.0
Non-operating pension income	14.8	1.7	13.1
Interest expense, net	(72.2)	(69.1)	(3.1)
Income before taxes	828.3	467.3	361.0
Income tax provision	(203.7)	(129.9)	(73.8)
Net income	$624.6	$337.4	$287.2
Non-GAAP Measures (a)
Net income excluding special items	$632.1	$423.5	$208.6
Consolidated EBITDA	1,196.7	843.7	353.0
Consolidated EBITDA excluding special items	1,202.6	932.3	270.3
Packaging EBITDA	1,223.4	893.5	329.9
Packaging EBITDA excluding special items	1,227.8	926.3	301.5
Paper EBITDA	43.4	7.8	35.6
Paper EBITDA excluding special items	45.5	63.6	(18.1)
(a)
See “Reconciliations of Non-GAAP Financial Measures to Reported Amounts” included in this Item 2 for a reconciliation of non-GAAP measures to the most comparable GAAP measure.

Net Sales

Net sales increased $743 million, or 15.0%, to $5,687 million during the nine months ended September 30, 2021, compared to $4,944 million during the same period in 2020.

Packaging. Net sales increased $793 million, or 18.1%, to $5,171 million, compared to $4,378 million in the nine months ended September 30, 2020, due to higher containerboard and corrugated products prices and mix ($441 million) and higher containerboard and corrugated products volume ($352 million). In the first nine months of 2021, our domestic containerboard prices were 14.5% higher, while export prices were 31.5% higher, than the same period in 2020. In the first nine months of 2021, export and domestic containerboard outside shipments increased 70.6% compared to the first nine months of 2020. Total corrugated products shipments were up 6.1% with one less workday, and up 6.7% per day compared to the same period in 2020.

Paper. Net sales during the nine months ended September 30, 2021 decreased $62 million, or 11.9%, to $457 million, compared to $519 million in the nine months ended September 30, 2020, due to decreased volume ($61 million) and lower prices and mix ($1 million), primarily related to the Jackson mill conversion from uncoated freesheet paper to linerboard and other paper-to-containerboard conversion related activities.

Gross Profit

Gross profit increased $327 million during the nine months ended September 30, 2021, compared to the same period in 2020. The increase was driven primarily by higher prices and mix and higher volumes in our Packaging segment, partially offset by lower volume in our Paper segment, higher operating and converting costs, higher freight and logistic expenses, and higher annual outage expense. In the nine months ended September 30, 2021, gross profit included $6 million of special items expense for the Jackson mill conversion and other paper-to-containerboard conversion related activities and facility closure costs. In the nine months ended September 30, 2020, gross profit included $10 million of special items expense related to the impact of Hurricane Laura at our DeRidder mill, $7 million for incremental out-of-pocket costs related to the COVID-19 pandemic, including supplies, cleaning and sick pay, and $3 million of accelerated depreciation associated with the closure of our San Lorenzo, California facility.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses (“SG&A”) increased $26 million during the nine months ended September 30, 2021, compared to the same period in 2020. The increase was primarily due to higher employee compensation and fringes.

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

Other Expense, Net

Other income (expense), net, for the nine months ended September 30, 2021 and 2020 are set forth below (dollars in millions):

	Nine Months Ended
	September 30,
	2021	2020
Asset disposals and write-offs	$(27.3)	$(16.5)
Jackson mill conversion-related activities	(6.1)	—
Facilities closure and other income (costs)	2.7	(16.6)
Other	(11.0)	(3.8)
Total	$(41.7)	$(36.9)

We discuss these items in more detail in Note 5, Other Expense, Net, of the Condensed Notes to Unaudited Quarterly Consolidated Financial Statements in “Part I, Item 1. Financial Statements” of this Form 10-Q.

Income from Operations

Income from operations increased $351 million, or 65.6%, during the nine months ended September 30, 2021, compared to the same period in 2020. The first nine months of 2021 included $10 million of special items expense related to Jackson mill conversion costs and other paper-to-containerboard conversion related activities and facility closure costs, compared to $96 million of special items expense for the Paper reporting unit goodwill impairment; Hurricane Laura impact at our DeRidder mill; incremental, out-of-pocket costs related to COVID-19; and facility closure costs in the same period in 2020.

Packaging. Packaging segment income from operations increased $320 million to $940 million during the first nine months of 2021, compared to the same period last year. The increase related primarily to higher containerboard and corrugated products prices and mix ($373 million), higher sales and production volumes ($233 million), partially offset by higher operating and converting costs ($234 million), higher freight expenses ($49 million), higher annual outage expenses ($23 million), and higher depreciation expense ($17 million). Special items during the first nine months of 2021 included $4 million of costs for the Jackson mill conversion-related activities and $1 million of facility closure costs, compared to $24 million of expense related to facility closure costs; $10 million of expense related to the Hurricane Laura impact at our DeRidder mill, and $6 million of incremental, out-of-pocket costs related to COVID-19 in the first nine months of 2020.

Paper. Paper segment income from operations increased $44 million to $22 million, compared to the nine months ended September 30, 2020. Special items during the first nine months of 2021 included $5 million of expense for Jackson mill conversion-related activities, compared to $55 million of goodwill impairment and $1 million of incremental, out-of-pocket costs related to COVID-19 in the first nine months of 2020. The decrease, excluding special items, primarily related to lower sales and production volumes ($27 million), and higher freight and other expenses ($23 million), partially offset by lower operating costs ($24 million), lower annual outage expenses ($8 million), and lower depreciation expense ($11 million).

Non-Operating Pension Income, Interest Expense, Net and Income Taxes

Non-operating pension income increased $13 million during the nine months ended September 30, 2021, compared to the same period in 2020. The increase in non-operating pension income was primarily related to the favorable 2020 asset performance.

Interest expense, net increased $3 million during the nine months ended September 30, 2021, compared to the same period in 2020. The increase in interest expense, net was primarily related to lower interest income due to lower rates on invested cash balances in 2021 and higher interest expense related to the Company's September 2021 debt refinancing, partially offset by lower earnings on deferred compensation balances in 2021.

During the nine months ended September 30, 2021, we recorded $204 million of income tax expense, compared to $130 million of expense during the nine months ended September 30, 2020. The effective tax rate for the nine months ended September 30, 2021 and 2020 was 24.6% and 27.8%, respectively. The decrease in our effective tax rate for the nine months ended September 30, 2021 compared to the same period in 2020 was primarily due to the nondeductible goodwill impairment charge associated with our Paper reporting unit recognized during the nine months ended September 30, 2020 with no corresponding charge during the nine months ended September 30, 2021.

Liquidity and Capital Resources

Sources and Uses of Cash

Our primary sources of liquidity are net cash provided by operating activities, cash on hand, and available borrowing capacity under our revolving credit facility. At September 30, 2021, we had $1.7 billion of cash and cash equivalents, $146 million of marketable debt securities, and $326 million of unused borrowing capacity under the revolving credit facility, net of letters of credit. On October 8, 2021, we redeemed our $700 million of outstanding 4.50% notes due November 1, 2023, using the proceeds of new notes we issued in September 2021 and cash-on-hand. See Note 11, Debt, of the Condensed Notes to Unaudited Quarterly Consolidated Financial Statements in "Part I, Item 1. Financial Statements" of this Form 10-Q as well as the information provided below under "—Financing Activities" for further information.

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

Below is a summary table of our cash flows, followed by a discussion of our sources and uses of cash through operating activities, investing activities, and financing activities (dollars in millions):

	Nine Months Ended
	September 30,
	2021	2020	Change
Net cash provided by (used for):
Operating activities	$703.4	$761.7	$(58.3)
Investing activities	(365.0)	(255.9)	(109.1)
Financing activities	389.9	(236.2)	626.1
Net increase in cash and cash equivalents	$728.3	$269.6	$458.7

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

During the nine months ended September 30, 2021, net cash provided by operating activities was $703 million, compared to $762 million in the same period in 2020, a decrease of $58 million. Cash from operations excluding changes in cash used for operating assets and liabilities increased $269 million primarily due to higher income from operations in 2021 as discussed above. Cash decreased by $327 million due to changes in operating assets and liabilities, primarily due to the following:

a)
an increase in accounts receivable due to higher sales volumes and pricing in the third quarter in the Packaging segment, an increase in sales volumes in the Paper segment for the third quarter compared to last year primarily due to the impact of the pandemic in 2020, as well as the timing of collection of receivables in both the Packaging and Paper segments;
b)
an increase in inventories primarily due to an increase in containerboard on hand in the Packaging segment in 2021; and
c)
higher income tax payments in 2021 due to higher income during the first nine months of 2021.

These changes were partially offset by the following:

a)
an increase in accounts payable for the Paper segment due to the impact of the curtailment of the Jackson mill in the second and third quarters of 2020 and
b)
an increase in accrued liabilities primarily related to higher accruals for employee compensation and benefits liabilities for 2021 compared to 2020.

Investing Activities

We used $365 million for investing activities during the nine months ended September 30, 2021 compared to $256 million during the same period in 2020. We spent $366 million for internal capital investments during the nine months ended September 30, 2021, compared to $254 million during the same period in 2020.

We expect capital investments in 2021 to be approximately $550 million, including capital spending related to the conversion of the No. 3 paper machine to containerboard at our Jackson mill. These expenditures could increase or decrease as a result of a number of factors, including our financial results, strategic opportunities, future economic conditions, and our regulatory compliance requirements. We currently estimate capital expenditures to comply with environmental regulations will be about $20 million in 2021. Our estimated environmental expenditures could vary significantly depending upon the enactment of new environmental laws and regulations, including those related to greenhouse gas emissions and industrial boilers. For additional information, see “Environmental Matters” in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2020 Annual Report on Form 10-K.

Financing Activities

During the nine months ended September 30, 2021, net cash provided by financing activities was $390 million, compared to net cash used for financing activities of $236 million during the same period in 2020. During the nine months ended September 30, 2021, we issued $700 million of 3.05% Senior Notes due 2051 (the "New Notes") through a registered public offering and notified the holders of our $700 million of 4.50% Senior Notes due November 1, 2023 (the "Old Notes") that we would redeem those notes in October 2021. On October 8, 2021, we completed the redemption of the Old Notes for $770 million, which included a redemption premium of $56 million and $14 million of accrued and unpaid interest. We used the proceeds of the offering of the New Notes and cash on hand to fund the redemption and the $8 million of debt issuance costs associated with the New Notes.

In addition to the $8 million of issuance costs associated with the debt refinancing paid in the first nine months of 2021, we paid an additional $1 million of issuance costs related to the New Revolving Credit Agreement that was entered into on June 8, 2021. In the first nine months of 2021, we paid $285 million of dividends compared to $225 million of dividends paid during the first nine months of 2020.

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

Reconciliations of Non-GAAP Financial Measures to Reported Amounts

Income from operations excluding special items, net income excluding special items, EBITDA, and EBITDA excluding special items are non-GAAP financial measures. Management excludes special items, as it believes that these items are not necessarily reflective of the ongoing operations of our business. These measures are presented because they provide a means to evaluate the performance of our segments and our Company on an ongoing basis using the same measures that are used by our management, because these measures assist in providing a meaningful comparison between periods and because these measures are frequently used by investors and other interested parties in the evaluation of companies and the performance of their segments. Any analysis of non-GAAP financial measures should be done in conjunction with results presented in accordance with GAAP. The non-GAAP measures are not intended to be substitutes for GAAP financial measures and should not be used as such. Reconciliations of the non-GAAP measures to the most comparable measure reported in accordance with GAAP for the three and nine months ended September 30, 2021 and 2020 follow (dollars in millions):

	Three Months Ended September 30,
	2021			2020
	Income before Taxes	Income Taxes	Net Income	Income before Taxes	Income Taxes	Net Income
As reported in accordance with GAAP	$333.9	$(83.2)	$250.7	$185.7	$(46.6)	$139.1
Special items:
Facilities closure and other costs (a)	2.7	(0.7)	2.0	3.3	(0.8)	2.5
Jackson mill conversion-related activities (b)	4.5	(1.1)	3.4	—	—	—
Debt refinancing (c)	0.5	(0.1)	0.4	—	—	—
Hurricane Laura impact (d)	—	—	—	10.0	(2.4)	7.6
Total special items	7.7	(1.9)	5.8	13.3	(3.2)	10.1
Excluding special items	$341.6	$(85.1)	$256.5	$199.0	$(49.8)	$149.2

	Nine Months Ended September 30,
	2021			2020
	Income before Taxes	Income Taxes	Net Income	Income before Taxes	Income Taxes	Net Income
As reported in accordance with GAAP	$828.3	$(203.7)	$624.6	$467.3	$(129.9)	$337.4
Special items:
Facilities closure and other costs (a)	0.1	—	0.1	24.1	(6.0)	18.1
Jackson mill conversion-related activities (b)	9.4	(2.4)	7.0	—	—	—
Debt refinancing (c)	0.5	(0.1)	0.4	—	—	—
Goodwill impairment (e)	—	—	—	55.2	—	55.2
Hurricane Laura impact (d)	—	—	—	10.0	(2.4)	7.6
Incremental costs for COVID-19 (f)	—	—	—	6.9	(1.7)	5.2
Total special items	10.0	(2.5)	7.5	96.2	(10.1)	86.1
Excluding special items	$838.3	$(206.2)	$632.1	$563.5	$(140.0)	$423.5
(a)
For 2021, includes charges consisting of closure costs related to corrugated products facilities. For the nine months ended September 20, 2021, these costs are partially offset by income primarily consisting of an adjustment of the required asset retirement obligation related to the 2020 closure of the San Lorenzo, California facility, a gain on sale of corporate assets, and insurance proceeds received for a natural disaster at one of the corrugated products facilities, partially offset by closure costs related to corrugated products facilities. For 2020, includes charges consisting of closure costs related to corrugated products facilities, substantially all of which relate to the closure of the San Lorenzo, California facility during the second quarter of 2020, partially offset by income related to the sale of a corrugated products facility during the second quarter of 2020.
(b)
Includes charges related to the announced discontinuation of production of uncoated freesheet paper grades on the No. 3 machine at the Jackson, Alabama mill in the first quarter of 2021 associated with the permanent conversion of the machine to produce linerboard and other paper-to-containerboard conversion related activities.
(c)
Includes costs related to the Company's September 2021 debt refinancing, which included the issuance of the new 3.05% Senior Notes due 2051.
(d)
Includes charges related to the impact of Hurricane Laura at our DeRidder, Louisiana mill, including unabsorbed costs related to lost production, excess purchased containerboard and freight costs, repair expenses, rental and supplies costs, and other recovery expenses.
(e)
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
(f)
Includes incremental, out-of-pocket costs related to COVID-19 including supplies, cleaning and sick pay. Beginning in July 2020, all corresponding COVID-19 related expenses were included in normalized costs.

The following table reconciles net income to EBITDA and EBITDA excluding special items for the periods indicated (dollars in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net income	$250.7	$139.1	$624.6	$337.4
Non-operating pension income	(5.0)	(0.6)	(14.8)	(1.7)
Interest expense, net	23.9	24.4	72.2	69.1
Income tax provision	83.2	46.6	203.7	129.9
Depreciation, amortization, and depletion	105.6	100.4	311.0	309.0
EBITDA	$458.4	$309.9	$1,196.7	$843.7

Special items:
Facilities closure and other costs (income)	2.3	2.9	(0.5)	16.5
Jackson mill conversion-related activities	3.3	—	6.4	—
Hurricane Laura impact	—	10.0	—	10.0
Goodwill impairment	—	—	—	55.2
Incremental costs for COVID-19	—	—	—	6.9
Total special items	5.6	12.9	5.9	88.6
EBITDA excluding special items	$464.0	$322.8	$1,202.6	$932.3

The following table reconciles segment income (loss) to EBITDA and EBITDA excluding special items for the periods indicated (dollars in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Packaging
Segment income	$365.2	$222.4	$940.3	$619.9
Depreciation, amortization, and depletion	96.2	88.6	283.1	273.6
EBITDA	461.4	311.0	1,223.4	893.5
Facilities closure and other costs	2.3	2.9	0.3	16.5
Jackson mill conversion-related activities	3.2	—	4.1	—
Hurricane Laura impact	—	10.0	—	10.0
Incremental costs for COVID-19	—	—	—	6.3
EBITDA excluding special items	$466.9	$323.9	$1,227.8	$926.3

Paper
Segment income (loss)	$11.0	$7.3	$22.3	$(21.7)
Depreciation, amortization, and depletion	7.1	9.6	21.1	29.5
EBITDA	18.1	16.9	43.4	7.8
Jackson mill conversion-related activities	—	—	2.1	—
Goodwill impairment	—	—	—	55.2
Incremental costs for COVID-19	—	—	—	0.6
EBITDA excluding special items	$18.1	$16.9	$45.5	$63.6

Corporate and Other
Segment loss	$(23.4)	$(20.2)	$(76.9)	$(63.5)
Depreciation, amortization, and depletion	2.3	2.2	6.8	5.9
EBITDA	(21.1)	(18.0)	(70.1)	(57.6)
Jackson mill conversion-related activities	0.1	—	0.2	—
Facilities closure and other costs	—	—	(0.8)	—
EBITDA excluding special items	$(21.0)	$(18.0)	$(70.7)	$(57.6)

EBITDA	$458.4	$309.9	$1,196.7	$843.7

EBITDA excluding special items	$464.0	$322.8	$1,202.6	$932.3

Market Risk and Risk Management Policies

PCA is exposed to the impact of interest rate changes and changes in the market value of its financial instruments. We periodically enter into derivatives to minimize these risks, but not for trading purposes. We were not a party to any derivatives-based arrangements at September 30, 2021. For a discussion of derivatives and hedging activities, see Note 15, Derivative Instruments and Hedging Activities, of the Notes to Consolidated Financial Statements in “Part II, Item 8. Financial Statements and Supplementary Data” of our 2020 Annual Report on Form 10-K.

At September 30, 2021, interest rates on 100% of PCA’s outstanding debt are fixed.

Off-Balance-Sheet Activities

The Company does not have any off-balance sheet arrangements as of September 30, 2021.

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

PCA has included in its 2020 Annual Report on Form 10-K a discussion of its critical accounting policies and estimates which require management’s most difficult, subjective, or complex judgments used in the preparation of its consolidated financial statements. PCA has not had any changes to these critical accounting estimates during the first nine months of 2021.

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

Prior to filing this report, PCA completed an evaluation under the supervision and with the participation of PCA’s management, including PCA’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of PCA’s disclosure controls and procedures as of September 30, 2021. The evaluation of PCA’s disclosure controls and procedures included a review of the controls’ objectives and design, PCA’s implementation of the controls, and the effect of the controls on the information generated for use in this report. Based on this evaluation, PCA’s Chief Executive Officer and Chief Financial Officer concluded that PCA’s disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2021.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the most recent fiscal quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table presents information related to our repurchases of common stock made under repurchase plans authorized by PCA's Board of Directors, and shares withheld to cover taxes on vesting of equity awards, during the three months ended September 30, 2021:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in millions)
July 1-31, 2021	10,435	$132.75	—	$193.0
August 1-31, 2021	344	139.43	—	193.0
September 1-30, 2021	—	—	—	193.0
Total	10,779	$132.97	—	$193.0
(a)
All shares were withheld from employees to cover income and payroll taxes on equity awards that vested during the period.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS

Exhibit Number	Description

4.1

Officers' Certificate, dated September 21, 2021, pursuant to Section 301 of the Indenture, dated as of July 21, 2003, between Packaging Corporation of America and U.S. Bank National Association (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by the registrant on September 21, 2021).

4.2	Form of 3.050% Senior Notes due 2051 (Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed by the registrant on September 21, 2021).

31.1	Certification of Chief Executive Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. †

31.2	Certification of Chief Financial Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. †

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document. †

101.SCH	Inline XBRL Taxonomy Extension Schema Document. †

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document. †

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document. †

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document. †

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document. †

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101). †

† Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Packaging Corporation of America

/s/ PAMELA A. BARNES
Pamela A. Barnes Senior Vice President, Finance and Controller

Date: November 4, 2021