Form 10-K
period 2021-12-31
PACKAGING CORP OF AMERICA
filed 2022-02-24
CIK 75677

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

At June 30, 2021, the last day of the Registrant's most recently completed second fiscal quarter, the aggregate market value of Registrant's common equity held by non-affiliates was approximately $12,670,117,556 based upon the closing sale price as reported on the New York Stock Exchange. This calculation of market value has been made for the purposes of this report only and should not be considered as an admission or conclusion by the Registrant that any person is in fact an affiliate of the Registrant.

On February 18, 2022, there were 93,533,810 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Specified portions of the Proxy Statement for the Registrant's 2022 Annual Meeting of Stockholders are incorporated by reference to the extent indicated in Part III of this Form 10-K.

PART I

Item 1. BUSINESS

Packaging Corporation of America (“we,” “us,” “our,” “PCA,” or the “Company”) is the third largest producer of containerboard products and a leading producer of uncoated freesheet (UFS) paper in North America. We operate eight mills and 90 corrugated products plants and related facilities. We are headquartered in Lake Forest, Illinois and operate primarily in the United States.

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

		First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Containerboard Production	2021	1,195	1,193	1,256	1,243	4,887
(thousand tons)	2020	1,047	1,072	1,048	1,174	4,341
	2019	1,037	1,063	1,070	1,079	4,249
Corrugated Products Shipments (billion square feet)	2021	16.4	16.5	16.4	16.4	65.7
	2020	15.3	15.1	16.0	16.4	62.8
	2019	14.5	14.9	15.1	14.9	59.4
UFS Production	2021	145	149	148	130	572
(thousand tons)	2020	224	148	129	147	648
	2019	239	236	236	236	947

Below is a map of our locations:

Packaging

Packaging Products

Our containerboard mills produce linerboard and corrugating medium, which are papers primarily used in the production of corrugated products. Our corrugated products manufacturing plants produce a wide variety of corrugated packaging products, including conventional shipping containers used to protect and transport manufactured goods, multi-color boxes and displays with strong visual appeal that help to merchandise the packaged product in retail locations, and honeycomb protective packaging. In addition, we are a large producer of packaging for meat, fresh fruit and vegetables, processed food, beverages, and other industrial and consumer products. Our products are sustainable and are produced from renewable raw materials, predominately using energy derived from biogenic fuels in our production processes and are recyclable at end-of-life.

During the year ended December 31, 2021, our Packaging segment produced 4.9 million tons of containerboard at our mills. Our corrugated products manufacturing plants sold 65.7 billion square feet (BSF) of corrugated products. The Packaging segment’s net sales to third parties totaled $7.1 billion in 2021.

Facilities

We manufacture containerboard, which includes a variety of performance and specialty grades, at our containerboard mills. Total annual containerboard capacity was approximately 5.0 million tons as of December 31, 2021. We also produce corrugated and protective packaging products at 90 manufacturing locations. The following provides more details of our primary operating facilities:

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

Jackson. Our Jackson, Alabama mill produces kraft linerboard on its No. 3 machine and, beginning in the third quarter of 2021, we began producing corrugating medium on its No. 1 machine. Jackson had historically operated as a UFS paper mill, with its results of operations reported in our Paper segment. During the fourth quarter of 2020, in order to meet strong packaging demand and maintain appropriate inventory levels, we temporarily began producing linerboard on the No. 3 machine and, in the first quarter of 2021, we announced the discontinuation of producing uncoated freesheet paper grades on the machine and the permanent conversion of the machine to produce linerboard. Before October 2020, operating results for the Jackson mill were included in the Paper segment. Beginning in October 2020, operating results for the Jackson mill are included in both the Packaging and Paper segments. Jackson remains capable of producing white paper grades on the No. 1 and No. 3 machines.

We operate 90 corrugated manufacturing and protective packaging operations, a technical and development center, 10 regional design centers, a rotogravure printing operation, and a complement of packaging supplies and distribution centers. Of the 90 manufacturing facilities, 59 operate as combining operations, commonly called corrugated plants, which manufacture corrugated sheets and finished corrugated packaging products, 30 are sheet plants, which procure combined sheets and manufacture finished corrugated packaging products, and one is a corrugated sheet-only manufacturer.

Corrugated products plants tend to be located in close proximity to customers to minimize freight costs. Each of our plants serves a market radius of approximately 150 miles. Our sheet plants are generally located in close proximity to our larger corrugated plants, which enables us to offer additional services and converting capabilities such as small volume and quick turnaround items.

Major Raw Materials Used

Fiber supply. Fiber is the largest raw material cost to manufacture containerboard. We consume both virgin wood fiber and recycled fiber in our containerboard mills, and all of our fiber comes from renewable resources. Our mill system has the capability to shift a portion of its fiber consumption between softwood, hardwood, and recycled sources. All of our mills can utilize virgin wood fiber and all of our mills, other than the Valdosta mill, can utilize some recycled fiber in their containerboard production. Our corrugated manufacturing operations generate recycled fiber as a by-product from the manufacturing process, which is consumed by our mills. In 2021, our usage of recycled fiber, net of internal generation, represents 18% of our containerboard production. In order to improve our fiber flexibility and production capabilities, we have invested in additional capacity to process recycled fiber at our DeRidder, Wallula, and Jackson mills.

We procure wood fiber through leases of cutting rights, long-term supply agreements, and market purchases and believe we have adequate sources of fiber supply for the foreseeable future.

As part of our renewable virgin fiber sourcing efforts, we participate in the Sustainable Forestry Initiative® (SFI), the Programme for the Endorsement of Forest Certification (PEFC), as well as the Forest Stewardship Council® (FSC®), and we are certified under their sourcing and chain of custody standards. These standards are aimed at ensuring the long-term health and conservation of forestry resources. We are committed to sourcing wood fiber through environmentally, socially, and economically sustainable practices and promoting resource and conservation stewardship ethics.

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

In 2021, our packaging mills consumed about 81 million MMBTUs of fuel to produce both steam and electricity. Of the 81 million MMBTUs consumed, about 61% was from mill-generated biogenic fuels that are by-products of our containerboard manufacturing and pulping process and 39% was from purchased fuels. Of the purchased fuels, 81% was from natural gas, 18% was from purchased wood waste and 1% was from other purchased fuels.

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

Containerboard produced in our mills is shipped by rail or truck. Our corrugated products are delivered by truck due to our large number of customers and their demand for timely service. Our corrugated manufacturing operations typically serve customers within a 150-mile radius. We sometimes use third-party warehouses for short-term storage of corrugated products. We have experienced higher freight costs in 2021 due to truck and driver shortages and limited boxcar availability, as well as fuel surcharges.

Customers

We sell containerboard and corrugated products to approximately 15,000 customers in approximately 33,000 locations. About 70% of our corrugated products sales are to regional and local accounts, which are broadly diversified across industries and geographic locations. The remaining 30% of our customer base consists primarily of national accounts that have multiple locations and are served by a number of PCA plants. No single customer exceeds 10% of segment sales.

The primary end-use markets in the United States for corrugated products are shown below as reported in the 2020 Fibre Box Association annual report:

Food, beverages, and agricultural products	44%
Retail and wholesale trade	25%
Paper and other products	12%
Chemical, plastic, and rubber products	10%
Miscellaneous manufacturing	9%

Competition

As of December 31, 2021, we were the third largest producer of containerboard products in North America, according to industry sources and our own estimates. According to industry sources, corrugated products are produced by about 445 U.S. companies operating approximately 1,150 plants. The primary basis for competition for most of our packaging products includes quality, service, price, product design, and innovation. Most corrugated products are manufactured to the customer’s specifications. Corrugated producers generally sell within a 150-mile radius of their plants and compete with other corrugated producers in their local region. Competition in our corrugated products operations tends to be regional, although we also face competition from competitors with significant national account presence.

On a national level, our primary competitors are International Paper, WestRock Company, Georgia-Pacific LLC, and Pratt Industries. However, with our strategic focus on regional and local accounts, we also compete with the smaller, independent producers.

Paper

We are a leading producer of UFS in North America, according to industry sources and our own estimates. We manufacture and sell papers, including both commodity and specialty papers, which may have custom or specialized features such as colors, coatings, high brightness, and recycled content. Our papers consist of communication papers, including cut-size office papers, and printing and converting papers. Our products are sustainable and are produced from renewable raw materials, predominately using energy derived from biogenic fuels in our production processes and are recyclable at end-of-life.

Facilities

We currently have two paper mills located in the United States with the capacity to produce 602,000 tons annually. Our operations include the following:

International Falls. Our International Falls, Minnesota mill produces both commodity and specialty papers on two paper machines.

Jackson. Our Jackson, Alabama mill has historically produced UFS and has the capability to produce both commodity and specialty papers on its No. 1 and No. 3 machines. Since October 2020, the mill has also produced containerboard. See "Packaging — Facilities — Jackson" for further information.

Major Raw Materials Used

Fiber supply. Fiber is the largest raw material cost in this segment. We consume wood fiber, recycled fiber, and purchased pulp. We purchase wood fiber through contracts and open-market purchase, and we purchase recycled fiber and pulp from third parties pursuant to contractual agreements.

As part of our renewable virgin fiber sourcing efforts, we participate in the Sustainable Forestry Initiative® (SFI), the Programme for the Endorsement of Forest Certification (PEFC), as well as the Forest Stewardship Council® (FSC®), and we are certified under their sourcing and chain of custody standards. These standards are aimed at ensuring the long-term health and conservation of forestry resources. We are committed to sourcing wood fiber through environmentally, socially, and economically sustainable practices and promoting resource and conservation stewardship ethics.

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

In 2021, our paper mills consumed about 12 million MMBTUs of fuel to produce both steam and electricity. Of the 12 million MMBTUs consumed, about 75% was from mill-generated biogenic fuels that are by-products of the manufacturing and pulping process and 25% was from purchased fuels. Of the purchased fuels, 95% was from natural gas and 5% from purchased wood waste.

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

Customers

We have about 100 customers in approximately 350 locations. These customers include office products distributors and retailers, paper merchants, and envelope and other converters. We have established long-term relationships with many of our customers. Office Depot, Inc. is our largest customer in the Paper segment. Effective January 1, 2020, we have a revised agreement with Office Depot in which we will continue to supply commodity and non-commodity office papers to Office Depot through December 31, 2022. Office Depot is not subject to a minimum volume commitment and is entitled to receive rebates for achieving certain volume thresholds. If the agreement is not renewed by the parties, Office Depot’s obligation to purchase paper would phase down over a two-year period beginning on January 1, 2023. In 2021, our sales revenue to Office Depot represented 51% of our Paper segment sales revenue and 4% of our consolidated sales revenue.

Competition

The markets in which our Paper segment competes are large and highly competitive. Commodity grades of UFS paper are globally traded, with numerous worldwide manufacturers, and as a result, these products compete primarily on the basis of price. All of our paper manufacturing facilities are located in the United States, and although we compete primarily in the domestic market, we do face competition from foreign producers. In 2016, as a result of a case brought by us and other domestic producers before United States international trade authorities, antidumping and countervailing duties at various levels were imposed on producers of uncoated freesheet papers produced in Australia, Brazil, China, Indonesia, and Portugal. These duties remain in effect after sunset review of duty orders by the U.S. International Trade Commission in January 2022. Other factors influencing competition from overseas producers include domestic and foreign demand and foreign currency exchange rates.

Our largest competitors include Domtar Corporation and Sylvamo Corporation. We also face competition from foreign producers. Although price is the primary basis for competition in most of our paper grades, quality and service are also important competitive determinants. Our papers compete with electronic data transmission, e-readers, electronic document storage alternatives, and paper grades we do not produce. Increasing shifts to these alternatives have had, and are likely to continue to have, an adverse effect on traditional print media and paper usage and lower demand for communication papers.

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

During 2021, we were committed to conducting safe operations through the COVID-19 pandemic in accordance with the guidelines of the Center for Disease Control and applicable health and safety regulations. PCA has experienced some labor shortage issues due to labor market conditions in general which has been exacerbated by the pandemic, particularly the recent spread of the Omicron variant. However, PCA has not experienced significant disruptions in its operations and has managed through the issue to maintain adequate availability of its workforce and supply of raw materials and services to continue to serve its customers.

We have extensive recruiting, training and development programs designed to attract and retain a highly talented workforce aligned with our objectives to relentlessly serve our customers and achieve operational excellence throughout our organization. As demand for qualified personnel is increasing, we are expanding our efforts in these critical areas along with efforts to continue to develop, promote and maintain a diverse workforce with a culture and an environment of respect and inclusion. We believe it is essential to hire and promote diverse candidates and employees in order to bring the best ideas to serve our customers. We have established a Diversity, Equity, and Inclusion Council consisting of leaders throughout our organization to hone our strategy and to create a roadmap for inclusive leadership. In 2021, we began to publicly disclose in our annual responsibility report our employee demographics in the form of our annual EEO-1 report. Our responsibility report is available on our website and is not intended to be incorporated by reference herein.

To promote strong and increasing engagement of all PCA employees, we regularly conduct employee engagement surveys and are next scheduled to do so in 2022. We have generally experienced a high survey response rate, assuring us that the survey results strongly represent the feelings and opinions of our employees. Our most recent 2018 employee engagement index trended upward and remained notably above the Global Manufacturing Benchmark index. In their survey responses, our employees reaffirmed our strong safety culture and also overwhelmingly agreed that they enjoy the work they do and that it gives them a sense of personal accomplishment. Our next survey will include diversity, equity and inclusion topics.

As of December 31, 2021, we had approximately 15,200 employees, including 4,400 salaried and 10,800 hourly employees. Approximately 63% of our hourly employees worked pursuant to collective bargaining agreements. The majority of our unionized employees are represented by the United Steel Workers (USW), the International Brotherhood of Teamsters (IBT), the International Association of Machinists (IAM), and the Association of Western Pulp and Paper Workers (AWPPW). We are currently in negotiations to renew or extend union contracts that have recently expired or are expiring in the near future. During 2021, we experienced no work stoppages, and we believe we have satisfactory labor relations with our employees.

Regulatory and Environmental Matters

A discussion of the financial impact of our compliance with environmental laws is presented under the caption “Regulatory and Environmental Matters” in “Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K.

Executive Officers of the Registrant

Brief statements setting forth the age at February 24, 2022, the principal occupation, employment during the past five years, the year in which such person first became an officer of PCA, and other information concerning each of our executive officers appears below.

Mark W. Kowlzan, 66, Chairman and Chief Executive Officer - Mr. Kowlzan has served as PCA's Chairman since January 2016 and as Chief Executive Officer and a director since July 2010. From 1998 through June 2010, Mr. Kowlzan led the company’s containerboard mill system, first as Vice President and General Manager and then as Senior Vice President - Containerboard. From 1996 through 1998, Mr. Kowlzan served in various senior mill-related operating positions with PCA and Tenneco Packaging, including as manager of the Counce linerboard mill. Prior to joining Tenneco Packaging, Mr. Kowlzan spent 15 years at International Paper, a global paper and packaging company, where he held a series of operational and managerial positions within its mill organization. Mr. Kowlzan is a member of the board of American Forest and Paper Association.

Charles J. Carter, 62, Executive Vice President - Mill Operations - Mr. Carter has led our mill operations since January 2011. Prior to this, he served as Vice President – Containerboard Mill Operations since January 2011. From March 2010 to January 2011, Mr. Carter served as PCA’s Director of Papermaking Technology. Prior to joining PCA in 2010, Mr. Carter spent 28 years with various pulp and paper companies in managerial and technical positions of increasing responsibility, most recently as Vice President and General Manager of the Calhoun, Tennessee mill of Abitibi Bowater from 2007 to 2010 and as manager of SP Newsprint’s Dublin, Georgia mill from 1999 to 2007.

Thomas A. Hassfurther, 66, Executive Vice President - Corrugated Products - Mr. Hassfurther has served as Executive Vice President - Corrugated Products of PCA since September 2009. From February 2005 to September 2009, Mr. Hassfurther served as Senior Vice President - Sales and Marketing, Corrugated Products. Prior to this he held various senior-level management and sales positions at PCA and Tenneco Packaging. Mr. Hassfurther joined the company in 1977.

Robert P. Mundy, 60, Executive Vice President and Chief Financial Officer - Mr. Mundy has served as our Chief Financial Officer since 2015. He previously served as Senior Vice President and Chief Financial Officer of Verso Corporation, a leading North American supplier of coated papers to catalog and magazine publishers, from 2006 to June 2015. Verso Corporation filed for Chapter 11 bankruptcy in January 2016. Prior to that, he worked at International Paper from 1983 to 2006, where he was Director of Finance of the Coated and Supercalendered Papers division from 2002 to 2006, Director of Finance Projects from 2001 to 2002, Controller of Masonite Corporation from 1999 to 2001, and Controller of the Petroleum and Minerals business from 1996 to 1999. He served in various business positions at International Paper from 1983 to 1996.

Pamela A. Barnes, 57, Senior Vice President – Finance and Controller - Ms. Barnes has served as Senior Vice President – Finance and Controller since May 2019. Ms. Barnes previously served as a Vice President in PCA’s finance organization from 2012 to 2019. After joining the company in 1992, she has held various positions of increasing responsibility, including serving as PCA’s Treasurer since 1999. Before joining PCA, Ms. Barnes worked for Deloitte & Touche.

Jeff S. Kaser, 56, Senior Vice President – Corrugated Products - Mr. Kaser has served as Senior Vice President — Corrugated Products since May 2020. Prior to this, he served as Vice President and Area General Manager of PCA’s Midwest Area, Mid-Atlantic Area and Pennsylvania Region. Mr. Kaser joined PCA in 1987 and has also held plant positions in sales, sales management and general management.

Darla J. Olivier, 52, Senior Vice President – Tax, ESG and Government Affairs - Ms. Olivier has led our tax department since 1994 and served as Vice President—Tax from October 2010 to January 2022. In January 2022, she was promoted to Senior Vice President—Tax, ESG and Government Affairs, and leads our sustainability reporting and government affairs functions. Before joining PCA, Ms. Olivier worked for Coopers & Lybrand LLP, Alberto-Culver Company and SPX Corporation.

Kent A. Pflederer, 51, Senior Vice President, General Counsel and Secretary - Mr. Pflederer has served as Senior Vice President, General Counsel and Corporate Secretary since January 2013 and has led our legal department since June 2007. Prior to joining PCA, Mr. Pflederer served as Senior Counsel, Corporate and Securities, at Hospira, Inc. from 2004 to 2007 and served in the corporate and securities practice at Mayer Brown, LLP from 1996 to 2004.

Bruce A. Ridley, 66, Senior Vice President – Environmental Health and Safety and Operational Services - Mr. Ridley has served as Senior Vice President – Environmental Health and Safety and Operational Services since May 2019. Mr. Ridley previously served as Vice President of Operations from 2012 to 2019 and at PCA’s Tomahawk, Wisconsin containerboard mill as the Operations Manager and Mill Manager from 1999 to 2011. Before joining PCA, he held several positions of increasing responsibility at multiple locations during his 19 years with International Paper and two years with Champion International.

Robert A. Schneider, 56, Senior Vice President and Chief Information Officer - Mr. Schneider has served as our Chief Information Officer since 2000 and was promoted to Senior Vice President in 2019. Mr. Schneider joined the company in 1989 and has held various management and other positions of increasing responsibility in information systems for PCA.

D. Ray Shirley, 50, Senior Vice President – Corporate Engineering and Process Technology - Mr. Shirley has served as PCA’s Senior Vice President – Corporate Engineering and Process Technology since May 2019. Mr. Shirley previously served as PCA’s Vice President – Containerboard Mills Engineering and Process Technology from 2012 to 2019 and as Mill Manager at PCA’s Counce, Tennessee containerboard mill from 2010 to 2012. He has served in various management roles within the company, including the Operations Manager at the Filer City, Michigan containerboard mill. Before joining PCA in 1996, Mr. Shirley worked for Georgia-Pacific Corporation.

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

Risks Related to the COVID-19 Pandemic

The future effect of the COVID-19 pandemic on our operations is uncertain. Since the onset of the COVID-19 pandemic in 2020, federal, state and local authorities have taken measures to control the outbreak of COVID-19 in the United States, where we primarily operate. These measures have included travel bans and restrictions, quarantines and shelter in place orders, and standards affecting employers such as mask mandates, vaccine mandates and testing protocols. Due to the importance of our products to the continued distribution of food, beverage and other necessities, our operating facilities have remained in operation throughout the pandemic, and we have not experienced material disruptions in operations to date. PCA has experienced some labor shortage issues due to labor market conditions in general, which has been exacerbated by the pandemic, particularly the recent spread of the Omicron variant in late 2021 and early 2022. We have also experienced and may experience in the future higher supply chain and transportation costs, in part, due to the impacts of COVID-19. The impact of future variants of the virus and governmental measures to control the spread of the virus, including vaccine mandates or mandatory testing protocols, are uncertain and may materially restrict or hinder our ability to operate our facilities due to measures we may need to take to assure the health and safety of our employees, lack of available workforce, disruptions in the supply of key materials and services or restrictions due to governmental actions. If our operations are hindered or restricted, we may not be able to serve our customers, which could have a material adverse effect on our business, financial condition and results of operations.

The pandemic resulting from the COVID-19 outbreak, and measures to control the outbreak, have had a negative impact on certain businesses, which could adversely affect demand for our products and our business, financial condition and results of operations. Many businesses in the United States have been required to cease or curtail operations and workers have been laid off or furloughed, and have slowed down economic activity. The severity and duration of the impact on the economy will depend on the future spread of the outbreak, future measures by governmental authorities to control the outbreak, the timing and effectiveness of vaccination efforts, the timing and manner in which normal social and business activities are permitted to resume and the willingness of businesses and citizens to resume those activities and the effectiveness of governmental efforts to mitigate the economic effect of the outbreak, all of which are highly uncertain.

We have experienced significantly lower demand for our uncoated freesheet paper products, due to economic conditions, office closings and school shutdowns associated with the COVID-19 pandemic, which harmed the performance of our Paper segment and was a factor in our decision to permanently convert the No. 3 machine at our Jackson mill to permanently produce containerboard. While we have not experienced lower demand for our containerboard and corrugated packaging products to date, the effect of the pandemic on economic conditions affecting our business and future demand is uncertain. It is uncertain whether, to what extent and for what period of time current favorable demand conditions in the Packaging segment will continue. With the uncertainty of economic conditions, we are unable to determine the impact on our future operating and financial performance. A prolonged period of lower earnings and reduced cash flow could adversely affect our ability to fund operations, capital requirements, and common stock dividend payments and access capital markets.

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

Competition - The intensity of competition in the industries in which we operate could result in downward pressure on pricing and volume, which could lower earnings and operating cash flows. Our industries are highly competitive, with no single containerboard, corrugated packaging, or UFS paper producer having a dominant position. Certain containerboard grades and commodity UFS paper products cannot generally be differentiated by producer, which tends to intensify price competition. The corrugated packaging industry is also sensitive to changes in economic conditions, as well as other factors including innovation, design, quality, and service. To the extent that one or more competitors are more successful than we are with respect to any key competitive factor, our business could be adversely affected. Our packaging products also compete, to some extent, with various other packaging materials, including products made of paper, plastics, wood, and various types of metal. If we are unable to successfully compete, we may lose market share or may be required to charge lower sales prices for our products, both of which would reduce our earnings and operating cash flows.

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

The availability and cost of recycled fiber depends heavily on recycling rates and the domestic and global demand for recycled products. We purchase recycled fiber for use at six of our mills. In 2021, we purchased approximately 860,000 tons of recycled fiber, net of the recycled fiber generated by our corrugated box plants. The amount of recycled fiber purchased each year varies based upon production and the prices of both recycled fiber and wood fiber.

Periods of supply and demand imbalance have created significant price volatility. Periods of higher recycled fiber costs and unusual price volatility have occurred in the past, including during 2021, as demand for domestic recycled fiber remained high. Prices for recycled fiber may continue to fluctuate significantly in the future, which could result in higher costs and lower earnings. A $10 per ton price increase in recycled fiber for our containerboard mills would result in approximately $8.6 million of additional expense based on 2021 consumption.

Cost of Purchased Fuels and Chemicals - An increase in the cost of purchased fuels and chemicals could lead to higher manufacturing costs, resulting in reduced earnings. We are experiencing significant cost inflation for key inputs such as fuels and chemicals. We have the ability to use various types of purchased fuels in our manufacturing operations, including natural gas, bark, and other purchased fuels. Fuel prices, in particular prices for oil and natural gas, have fluctuated in the past. New and more stringent environmental regulations may discourage, reduce the availability of, or make more expensive, the use of certain fuels, such as natural gas, which represents the majority of our purchased fuels. In addition, costs for key chemicals used in our manufacturing operations also fluctuate. These fluctuations impact our manufacturing costs and result in earnings volatility. If fuel and chemical prices rise, our production costs and transportation costs will increase and cause higher manufacturing costs and reduced earnings if we are unable to recover such increases through higher prices of our products. A $0.10 per million MMBTU increase in natural gas prices would result in approximately $3 million of additional expense, based on 2021 usage.

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

In 2021, sales to Office Depot represented 51% of our Paper segment sales and 4% of our consolidated sales. If these sales are reduced, including if we are unable to renew the agreement at historical volume levels, we would need to find new customers. We may not be able to fully replace any lost sales, and any new sales may be at lower prices or higher costs. Any significant deterioration in the financial condition of Office Depot affecting its ability to pay or any other change that makes Office Depot less willing to purchase our products will harm our business and results of operations.

Transportation Costs - Reduced truck and rail availability could lead to higher costs or poorer service, resulting in lower earnings, and harm our ability to distribute our products. We ship our products primarily by truck and rail. We have experienced lower availability of third-party trucking services, including truck and driver shortages, and service issues, interruptions, and delays in rail services. These issues became more pronounced later in 2021 and continue to persist. While we have generally been able to manage through these issues and have not experienced material disruptions in our ability to serve our customers, these issues have resulted in significantly higher costs for transportation services. If these factors persist, we could experience even higher transportation costs in the future and difficulties shipping our products in a timely manner. We may not be able to recover higher transportation costs through higher prices or otherwise, which would result in lower earnings.

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

Extreme Weather Events - Our facilities are susceptible to extreme weather events, which could disrupt our business. Extreme weather events like hurricanes, tornadoes, floods and winter storms have caused disruptions to our business both directly and indirectly in recent history. Climate change may increase the frequency and intensity of these extreme weather events. Certain weather events may cause damage to our facilities and require us to temporarily halt operations. In 2020, Hurricane Laura resulted in widespread damage and power interruption at our DeRidder, Louisiana containerboard mill resulting in a multiple day outage and significant lost production and incremental costs. These types of events may also disrupt our suppliers’ operations and their ability to transport materials to our facilities. Disruptions to the supply chain may cause the cost of goods to temporarily increase. Damage to our facilities may cause insurance premiums to increase and also require us to incur additional costs to mitigate future risks.

Reliance on Personnel - We may fail to attract and retain qualified personnel, including key management personnel. Our ability to operate and grow our business depends on our ability to attract and retain employees with the skills necessary to operate and maintain our facilities, produce our products and serve our customers. The increasing demand for qualified personnel may make it more difficult for us to attract and retain qualified employees. Changing demographics and labor work force trends may make it difficult for us to replace retiring employees at our manufacturing and other facilities. U.S. labor market conditions are tight and labor shortages have been exacerbated by the COVID-19 pandemic. We have experienced higher than historical employee turnover in certain of our facilities. These conditions are expected to persist into 2022 and may lead to higher labor costs. If we fail to attract and retain qualified personnel, or if we experience labor shortages, we may experience higher costs and other difficulties, and our business may be adversely impacted.

In addition, we rely on key executive and management personnel to manage our business efficiently and effectively. As our business has grown in size and geographic scope, we have relied on these individuals to manage increasingly complex operations. The loss of any of our key personnel could adversely affect our business.

Cyber Security - Risks related to security breaches of company, customer, employee, and vendor information, as well as the technology that manages our operations and other business processes, could adversely affect our business. We rely on various information technology systems to capture, process, store, and report data and interact with customers, vendors, and employees. Despite careful security and controls design, implementation, updating, and internal and independent third-party assessments, our information technology systems, and those of our third-party providers, could become subject to cyber-attacks or security breaches. Network, system, and data breaches could result in misappropriation of sensitive data or operational disruptions including interruption to systems availability and denial of access to and misuse of applications required by our customers to conduct business with us. Misuse of internal applications; theft of intellectual property, trade secrets, or other corporate assets; and inappropriate disclosure of confidential information could stem from such incidents. Delayed sales, slowed production, or other issues resulting from these disruptions could result in lost sales, business delays, and negative publicity and could have a material adverse effect on our operations, financial condition, or operating cash flows.

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

Financial Risks

General Economic Conditions - If business, political, and economic conditions change in an adverse manner, our business, results of operations, liquidity, and financial position may be harmed. General global and domestic economic conditions directly affect the levels of demand and production of consumer goods, levels of employment, the availability and cost of credit, and ultimately, the profitability of our business. If economic conditions deteriorate and result in higher unemployment rates, lower disposable income, persistent inflation, unfavorable currency exchange rates, lower corporate earnings, lower business investment, and lower consumer spending, we may experience lower demand for our products, which is largely driven by demand for products of our customers which utilize our products. The U.S. economy is experiencing the highest levels of inflation in decades, and we are experiencing cost inflation across our business. Persistent inflation will result in continued higher production and transportation costs, which we may not be able to recover through higher prices charged to our customers or otherwise. In addition, changes in trade policy, including renegotiating or potentially terminating existing bilateral or multilateral agreements as well as the imposition of tariffs, could impact global markets and demand for our and our customers’ products and the costs associated with certain of our capital investments. Further changes in tax laws or tax rates may have a material impact on our future cash taxes, effective tax rate or deferred tax assets and liabilities. These conditions are beyond our control and may have a material impact on our business, results of operations, liquidity, and financial position.

Inflation and Other General Cost Increases - We may not be able to offset higher costs. We are subject to both contractual, inflationary, and other general cost increases, including with regard to our labor costs and purchases of raw materials and transportation services. General economic conditions have resulted in higher inflation, which has led to higher costs across our business. If we are unable to offset these cost increases by price increases, growth, and/or cost reductions in our operations, these inflationary and other general cost increases could have a material adverse effect on our operating cash flows, profitability, and liquidity.

In 2021, our total company costs including cost of sales (COS) and selling, general, and administrative expenses (SG&A) was $6.4 billion, and excluding non-cash costs (depreciation, depletion and amortization, pension and postretirement expense, and share-based compensation expense) was $6.0 billion. A 1% increase in COS and SG&A costs would increase costs by $64 million and cash costs by $60 million.

Debt obligations - Our debt service obligations may reduce our operating flexibility. At December 31, 2021, we had $2.5 billion of debt outstanding and a $323.2 million undrawn revolving credit facility, after deducting letters of credit. All debt is comprised of fixed-rate senior notes. We and our subsidiaries are not restricted from incurring, and may incur, additional indebtedness in the future.

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

We currently own buildings and land for our eight mills. Additionally, we have 90 corrugated manufacturing operations, of which the buildings and land for 53 are owned, including 45 combining operations, or corrugated plants, one corrugated sheet-only manufacturer, and seven sheet plants. We lease the buildings for 14 corrugated plants and 23 sheet plants. We own warehouses and miscellaneous other properties, including sales offices and woodlands management offices. We lease space for regional design centers and numerous other distribution centers, warehouses, and facilities. The equipment in these leased facilities is, in virtually all cases, owned by us, except for forklifts and other rolling stock, which are generally leased.

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

Stockholders

On February 18, 2022, there were 137 holders of record of our common stock.

Purchases of Equity Securities

Stock Repurchase Program

On January 26, 2022, PCA announced that its Board of Directors authorized the repurchase of $1 billion of the Company's outstanding common stock from time to time in open market or privately negotiated transactions in accordance with applicable securities laws. At the time of the announcement, there was no remaining authority under previously announced programs. Repurchases may be made from time to time in open market or privately negotiated transactions in accordance with applicable securities regulations. The timing and amount of repurchases will be determined by the Company in its discretion based on factors such as PCA’s stock price and market and business conditions.

During the fourth quarter of 2021, we paid $193.0 million to repurchase 1.4 million shares of common stock, which was the entire remaining amount of repurchase authority we had under previously announced share repurchase programs. All shares repurchased have been retired. The Company did not repurchase any shares of its common stock during the years ended December 31, 2020 and 2019.

Pursuant to its equity incentive plan, the Company withholds shares from vesting employee equity awards to cover employee tax liabilities. Total shares withheld in 2021 were 95,437 to cover $12.9 million in employee tax liabilities. Total shares withheld in 2020 were 107,627 to cover $10.5 million in employee tax liabilities. Total shares withheld in 2019 were 87,668 to cover $8.2 million of employee tax liabilities.

The following table presents information related to our repurchases of common stock made under repurchase plans authorized by PCA's Board of Directors, and shares withheld to cover taxes on vesting of equity awards, during the three months ended December 31, 2021:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased		Average Price Paid Per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in millions)
October 1-31, 2021	—		$—	—	$193.0
November 1-30, 2021	1,209,317	(a)	133.91	1,206,612	31.4
December 1-31, 2021	240,765	(a)	133.17	235,999	—
Total	1,450,082		$133.78	1,442,611	$—

(a)
7,471 shares were withheld from employees to cover income and payroll taxes on equity awards that vested during the period.
(b)
Excludes commissions.

Performance Graph

The graph below compares PCA’s cumulative 5-year total shareholder return on common stock with the cumulative total returns of the S&P 500 index; the S&P Midcap 400 index; and a customized peer group of two companies that includes: International Paper and WestRock Company. Domtar Corporation, which was included in the peer group in prior years, is no longer actively traded due to a recent acquisition. As a result, Domtar Corporation was subsequently removed from the peer group for the 2021 analysis. The graph tracks the performance of a $100 investment (including the reinvestment of all dividends) in our common stock, in each index, and in each peer group's common stock from December 31, 2016 through December 31, 2021. The stock price performance included in this graph is not necessarily indicative of future stock price performance.

	Cumulative Total Return
	December 31,
	2016	2017	2018	2019	2020	2021
Packaging Corporation of America	$100.00	$145.49	$103.50	$143.19	$182.23	$185.17
S&P 500	100.00	121.83	116.49	153.17	181.35	233.41
S&P Midcap 400	100.00	116.24	103.36	130.44	148.26	184.96
Peer Group	100.00	118.91	80.79	96.62	106.57	110.53

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

Item 6. [RESERVED]

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of historical results of operations and financial condition should be read in conjunction with the audited financial statements and the notes thereto which appear elsewhere in this Form 10-K. This discussion includes forward-looking statements regarding our expectations with respect to our future performance, liquidity, and capital resources. Such statements, along with any other non-historical statements in the discussion, are forward-looking. See our discussion regarding forward-looking statements included under “Part I, Item 1A. Risk Factors” of this Form 10-K. For our discussion and analysis of our results of operations, financial condition and cash flows for the year ended December 31, 2019, the earliest of the years presented in the accompanying audited financial statements included in Item 8 herein, please refer to our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission on February 24, 2021. Such information is presented in Item 7 of such report under the subcaptions “Results of Operations —Year Ended December 31, 2020, Compared with Year Ended December 31, 2019” and “Liquidity and Capital Resources” and is incorporated by reference herein.

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

Executive Summary

Net sales were $7.73 billion for the year ended December 31, 2021 and $6.66 billion in 2020. We reported $841 million of net income, or $8.83 per diluted share, in 2021, compared to $461 million, or $4.84 per diluted share, in 2020. Net income included $53 million of expense for special items in 2021, compared to $89 million of expense for special items in 2020. Special items in both periods are described later in this section. Excluding special items, we recorded $894 million of net income, or $9.39 per diluted share, in 2021, compared to $550 million, or $5.78 per diluted share, in 2020. The increase was driven primarily by higher prices and mix in our Packaging and Paper segments and higher volumes in our Packaging segment, partially offset by higher operating and converting costs, higher annual outage expense, lower volumes in our Paper segment, and higher freight and logistic expense. For additional detail on special items included in reported GAAP results, as well as segment income (loss) excluding special items, earnings before non-operating pension expense, interest, income taxes, and depreciation, amortization, and depletion (EBITDA), and EBITDA excluding special items, see “Item 7. Reconciliations of Non-GAAP Financial Measures to Reported Amounts.” PCA ended the year with $765 million of cash and marketable debt securities and, including borrowing availability under its revolving credit facility, $1.1 billion in liquidity.

Packaging segment income from operations was $1,306 million in 2021, compared to $830 million in 2020. Packaging segment EBITDA excluding special items was $1,688 million in 2021, compared to $1,229 million in 2020. The increase was driven primarily by higher containerboard and corrugated products prices and mix and higher sales and production volumes, partially offset by higher operating and converting costs, higher annual outage expense, and higher freight and logistic expenses. Demand for Packaging segment products remained strong throughout the year, with record-setting shipments from our corrugated products and record containerboard production. We also continued to experience cost inflation across our business, including in the areas of labor and benefits, recycled fiber, energy, repairs, materials, and supplies, as well as higher transportation costs, driven by higher fuel costs, tight rail supply, driver and truck shortages, and higher spot prices. We have experienced some workforce availability issues late in the year and early in 2022 due to the spread of the Omicron variant, as well as effects from supply chain and transportation service disruptions, but we have generally been able to manage through these issues such that our operations have not been materially disrupted. We continue to deploy capital to improve productivity and efficiencies at our facilities and believe that our success in doing so is helping us to manage cost inflation and better serve our customers.

Paper segment income from operations was $39 million in 2021, compared to a loss of $20 million in 2020. Paper segment EBITDA excluding special items was $72 million in 2021, compared to $73 million in 2020. The decrease was due primarily to lower sales and production volumes and higher freight and logistic expenses, partially offset by lower operating costs, lower annual outage expense, and higher paper prices and mix. As described in Note 9, Goodwill and Intangible Assets included in Item 8 of this Annual Report on Form 10-K, we incurred a charge of $55.2 million during 2020 associated with the full impairment of goodwill within the Paper segment.

Sales and production volumes in the Paper segment significantly declined after the first quarter of 2020 as the COVID-19 pandemic caused lower demand for our paper products. During the second and third quarters of 2020, in response to such lower demand, we temporary idled both machines at our Jackson, Alabama mill. During the fourth quarter of 2020, in order to meet strong packaging demand and maintain appropriate inventory levels in the Packaging segment, we temporarily began producing linerboard on the No. 3 machine at the mill, and we have produced linerboard on the machine since that time. In the first quarter of 2021, we announced the discontinuation of production of uncoated freesheet paper grades on the machine and the permanent conversion of the machine to produce linerboard and other paper-to-containerboard conversion related activities. Demand for paper products has improved since the beginning of the pandemic, but our sales and production in the Paper segment will remain below pre-pandemic levels as we will no longer be producing paper products on the machine. Later in 2021, we began to produce corrugating medium on the No. 1 machine at the Jackson mill (which had produced uncoated freesheet paper in the past) to help satisfy our demand for containerboard, build necessary inventories, and evaluate the capability of the machine to produce containerboard on a cost-effective basis. We expect to continue to produce corrugating medium on the machine for the foreseeable future. Before October 2020, operating results for the Jackson mill were included in the Paper segment. Beginning in October 2020, operating results for the Jackson mill are included in both the Packaging and Paper segments.

On December 10, 2021, we completed the acquisition of the assets of Advance Packaging Corporation, an independent corrugated products producer, for a cash purchase price of $195 million, including a purchase price adjustment based upon net working capital. Advance Packaging is a full-service producer of corrugated packaging products, including graphics, retail displays, sustainable shipping containers, and protective packaging. Advance Packaging owns and operates a 500,000 square foot corrugated products facility in Grand Rapids, Michigan. The operating results of Advance Packaging are included in PCA's results after the date of acquisition. The acquisition is consistent with our historical growth strategy and will provide additional integration of containerboard we produce into our own corrugated products facilities.

Special Items and Earnings per Diluted Share, Excluding Special Items

Earnings per diluted share, excluding special items, in 2021 and 2020 were as follows:

	Year Ended December 31,
	2021	2020
Earnings per diluted share	$8.83	$4.84
Special items:
Facilities closure and other costs (income) (a)	(0.03)	0.23
Debt refinancing (b)	0.47	—
Jackson mill conversion-related activities (c)	0.11	—
Acquisition and integration related costs (d)	0.01	—
Goodwill impairment (e)	—	0.58
Hurricane Laura impact (f)	—	0.08
Incremental costs for COVID-19 (g)	—	0.05
Total special items expense	0.56	0.94
Earnings per diluted share, excluding special items	$9.39	$5.78

(a)
For 2021, includes $3.6 million of income primarily consisting of an adjustment of the required asset retirement obligation related to the 2020 closure of the San Lorenzo, California facility, a gain on sale of transportation assets and corrugated products facilities, and insurance proceeds received for a natural disaster at one of the corrugated products facilities, partially offset by closure costs related to corrugated products facilities. For 2020, includes $28.1 million of restructuring costs for paper administrative functions and closure costs related to corrugated products facilities, substantially all of which relates to the previously announced closure of the San Lorenzo, California facility during the second quarter of 2020, partially offset by income related to the sale of a corrugated products facility during the second quarter of 2020.
(b)
Includes $58.9 million of costs related to the Company's debt refinancing completed in October 2021, which included a redemption premium and the write-off of the remaining balance of unamortized debt issuance costs.
(c)
Includes $14.0 million of charges related to the announced discontinuation of production of uncoated freesheet paper grades on the No. 3 machine at the Jackson, Alabama mill associated with the permanent conversion of the machine to produce linerboard and other paper-to-containerboard conversion related activities.
(d)
Includes $0.9 million of charges for acquisition and integration costs related to the December 2021 Advance Packaging Corporation acquisition.

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
(g)
Includes $6.9 million of incremental, out-of-pocket costs related to COVID-19, including supplies, cleaning and sick pay. Beginning in July 2020, all corresponding COVID-19 related expenses were included in normalized costs.

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

Industry and Business Conditions

Trade publications reported North American industry-wide corrugated products shipments per workday were up 2.8% during 2021, compared to 2020. Reported industry containerboard production increased 5.6% compared to 2020, and reported industry containerboard inventories at the end of 2021 were approximately 2.8 million tons, up 19.5% compared to 2020. Reported containerboard export shipments increased 9.9% compared to 2020. Prices reported by trade publications increased by $20 per ton for linerboard and $30 per ton for corrugating medium in March 2021, $40 per ton for linerboard and corrugating medium in April 2021, and a further $50 per ton for linerboard and $60 per ton for corrugating medium in August 2021.

The market for communication papers competes heavily with electronic data transmission and document storage alternatives. Increasing shifts to these alternatives have reduced usage of traditional print media and communication papers. Trade publications reported North American uncoated freesheet paper shipments were down 0.4% in 2021, compared to 2020. Average prices reported by a trade publication for cut size office papers increased $20 per ton in March 2021, $40 per ton in April 2021, $30 per ton in June 2021, $30 per ton in July 2021, and $80 per ton in November 2021.

Outlook

For the first quarter of 2022, in the Packaging segment, we expect higher corrugated products volume than the fourth quarter of 2021, driven by continued strong demand and three additional shipping days, along with slightly higher domestic and export containerboard sale prices and mix. Earlier in the first quarter, we notified our customers of a $70 per ton price increase for all of our linerboard and corrugating grades. We do not expect to realize significant benefits of this price increase during the first quarter of 2022.

In our Paper segment, we expect higher prices and mix from price increases previously communicated to customers during the fourth quarter and earlier in the first quarter of 2022.

We expect maintenance outage expenses in the first quarter to be lower than the fourth quarter. We also expect continued cost inflation to persist at higher than historical levels across our mills, converting plants, and other operations as well as freight and logistics expenses. In addition to the effect of cost inflation, labor and benefits costs will also be higher due to timing-related increases such as annual wage increases, and seasonally colder weather is expected to increase energy and wood fiber costs. The effect of higher costs is expected to offset any sequential benefit of higher corrugated products volume and more favorable prices and mix in our Packaging and Paper segments. Considering these items, and excluding the effect of any special items, we expect first quarter earnings to be lower than our earnings for the fourth quarter of 2021.

Results of Operations

Year Ended December 31, 2021, Compared with Year Ended December 31, 2020

The historical results of operations of PCA for the years ended December 31, 2021 and 2020 are set forth below (dollars in millions):

	Year Ended December 31,
	2021	2020	Change
Packaging	$7,052.6	$5,919.5	$1,133.1
Paper	599.7	674.8	(75.1)
Corporate and other and eliminations	78.0	63.9	14.1
Net sales	$7,730.3	$6,658.2	$1,072.1
Packaging	$1,306.0	$829.5	$476.5
Paper	39.1	(20.0)	59.1
Corporate and other	(103.7)	(85.6)	(18.1)
Income from operations	1,241.4	723.9	517.5
Non-operating pension income	19.7	2.3	17.4
Interest expense, net	(152.4)	(93.5)	(58.9)
Income before taxes	1,108.7	632.7	476.0
Income tax expense	(267.6)	(171.7)	(95.9)
Net income	$841.1	$461.0	$380.1
Net income excluding special items (a)	$893.8	$550.0	$343.8
EBITDA (a)	$1,658.9	$1,133.9	$525.0
EBITDA excluding special items (a)	$1,665.4	$1,225.0	$440.4

(a)
See “Reconciliations of Non-GAAP Financial Measures to Reported Amounts” included in this Item 7 for a reconciliation of non-GAAP measures to the most comparable GAAP measure.

Net Sales

Net sales increased $1,072 million, or 16.1%, to $7,730 million in 2021, compared to $6,658 million in 2020.

Packaging. Net sales increased $1,133 million, or 19.1%, to $7,053 million, compared to $5,920 million in 2020, due to higher prices and mix ($699 million) and increased volumes ($435 million), primarily due to higher containerboard and corrugated products shipments and strong demand. In 2021, our domestic containerboard prices increased 17.2% and export prices increased 40.7% compared to 2020. Our containerboard outside shipments increased 38.2%, and total corrugated products shipments were up 4.5% in total and 5.0% per workday, compared to 2020, driven by strong demand.

Paper. Net sales decreased $75 million, or 11.1%, to $600 million, compared to $675 million in 2020. The decrease was due to lower volume ($85 million), primarily related to the discontinuation of producing UFS on the Jackson No. 3 machine, partially offset by higher prices and mix ($10 million).

Gross Profit

Gross profit increased $504 million in 2021, compared to 2020. The increase was driven primarily by higher prices and mix in our Packaging and Paper segments and higher volumes in our Packaging segment, partially offset by higher operating and converting costs, higher annual outage expense, lower volumes in our Paper segment, and higher freight and logistic expense. In 2021, gross profit included $7 million of special items expense related to Jackson mill conversion-related activities, corrugated facility closure costs, and corrugated facility acquisition costs, compared to $21 million of special items expense related to the impact of Hurricane Laura at our DeRidder, Louisiana mill, incremental out-of-pocket costs related to COVID-19, and facility closure costs in 2020.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses (SG&A) increased $37 million in 2021 compared to 2020. The increase was primarily due to higher employee salaries and fringe benefits.

Goodwill Impairment

During 2020, with the exacerbated deterioration in uncoated freesheet market conditions and the estimated impact on our Paper reporting unit arising from the COVID-19 pandemic, as well as projected future results of operations, we identified a triggering event indicating possible impairment of goodwill within our Paper reporting unit. The Company performed an interim quantitative impairment analysis as of May 31, 2020, and, based on the evaluation performed, we determined that goodwill was fully impaired for the Paper reporting unit and recognized a non-cash impairment charge of $55 million. For more information, see Note 9, Goodwill and Intangible Assets, of the Condensed Notes to the Consolidated Financial Statements in “Part II, Item 8. Financial Statements” of this Form 10-K.

Other Expense, Net

Other expense, net for the years ended December 31, 2021 and 2020 are set forth below (dollars in millions):

	Year Ended December 31,
	2021	2020
Asset disposals and write-offs	$(38.9)	$(26.5)
Facilities closure and other income (costs)	6.5	(19.1)
Jackson mill conversion-related activities	(8.9)	—
Acquisition and integration related costs	(0.6)	—
Other	(12.9)	(5.1)
Total	$(54.8)	$(50.7)

We discuss these items in more detail in Note 7, Other Expense, Net of the Condensed Notes to the Consolidated Financial Statements in “Part II, Item 8. Financial Statements” of this Form 10-K.

Income from Operations

Income from operations increased $518 million, or 71.5%, for the year ended December 31, 2021, compared to 2020. Income from operations in 2021 included $11 million of expense for special items compared to $100 million in 2020. Special items in 2021 consisted of $14 million of expense for Jackson mill conversion-related costs and other paper-to-containerboard conversion-related activities, $1 million of expense related to the acquisition of Advance Packaging, and $4 million of income related to corrugated products facility closures. 2020 special items included $55 million of expense for the Paper reporting unit goodwill impairment; $28 million of restructuring costs for closure costs related to corrugated products facilities and paper administrative functions; $10 million related to the impact of Hurricane Laura at our DeRidder, Louisiana mill; and $7 million of incremental, out-of-pocket costs related to COVID-19 that were incurred in the first half of 2020.

Packaging. Segment income from operations increased $477 million to $1,306 million, compared to $829 million in 2020. The increase in 2021 related primarily to higher containerboard and corrugated products prices and mix ($646 million) and higher containerboard and corrugated products sales and production volumes ($278 million), partially offset by higher operating and converting costs ($340 million), higher freight expense ($72 million), higher annual outage expense ($56 million), and higher depreciation expense ($24 million). Special items in 2021 included $4 million of expense for Jackson mill conversion-related activities, $1 million of expense related to the acquisition of Advanced Packaging, and $3 million of income related to corrugated products facility closures. Special items in 2020 included $27 million of closure costs for corrugated products facilities, $10 million of charges related to the impact of Hurricane Laura at our DeRidder, Louisiana mill, and $6 million of incremental, out-of-pocket costs related to COVID-19.

Paper. Segment income from operations increased $59 million to $39 million, compared to a loss of $20 million in 2020. The increase, excluding special items, primarily related to higher paper prices and mix ($11 million), lower operating costs ($37 million), lower annual outage expense ($23 million), and lower depreciation expense ($13 million), partially offset by lower sales and production volumes ($42 million), higher freight expense ($28 million), and other fixed costs ($3 million). Special items in the Paper segment in 2021 included $9 million of expense for Jackson mill conversion-related activities, compared to $55 million related to goodwill impairment, $1 million of restructuring costs for paper administrative functions, and $1 million of incremental, out-of-pocket costs related to COVID-19 in 2020.

Non-Operating Pension Expense, Interest Expense, Net and Income Taxes

During 2021, non-operating pension income increased $17 million compared to 2020. The increase in non-operating pension expense was primarily related to the favorable 2020 asset performance, partially offset by assumption changes.

Interest expense, net, during 2021 increased $59 million compared to 2020. The increase is related to the $59 million of charges from the Company's debt refinancing completed in October 2021.

During 2021, we recorded $268 million of income tax expense, compared with $172 million of income tax expense during 2020. The effective tax rate for 2021 and 2020 was 24.1% and 27.1%, respectively. The higher effective tax rate for 2020 was primarily due to the nondeductible goodwill impairment charge associated with our Paper reporting unit with no corresponding charge during 2021.

Liquidity and Capital Resources

Sources and Uses of Cash

Our primary sources of liquidity are net cash provided by operating activities and available borrowing capacity under our revolving credit facility. We ended the year with $619 million of cash and cash equivalents, $146 million of marketable debt securities, and $323 million of unused borrowing capacity under the revolving credit facility, net of letters of credit. On October 8, 2021, we redeemed our $700 million of outstanding 4.50% notes due November 1, 2023, using the proceeds of new notes we issued in September 2021 and cash-on-hand. See Note 11, Debt, of the Condensed Notes to the Consolidated Financial Statements in “Part II, Item 8. Financial Statements and Supplementary Data” of this Form 10-K as well as the information provided below under "--Financing Activities" for further information.

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

Below is a summary table of our cash flows, followed by a discussion of our sources and uses of cash through operating activities, investing activities, and financing activities (dollars in millions):

	Year Ended December 31,
	2021	2020
Net cash provided by (used for):
Operating activities	$1,094.1	$1,032.8
Investing activities	(794.4)	(426.1)
Financing activities	(655.6)	(311.6)
Net (decrease) increase in cash and cash equivalents	$(355.9)	$295.1

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

During 2021, net cash provided by operating activities was $1,094 million, compared to $1,033 million for 2020, an increase of $61 million. Cash from operations excluding changes in cash used for operating assets and liabilities increased $426 million, primarily due to higher income from operations as discussed above. Cash decreased by $365 million due to changes in operating assets and liabilities, primarily due to the following:

a)
an increase in accounts receivable levels in 2021 compared to 2020 due to higher sales volumes and pricing in the Packaging segment and higher pricing partially offset by lower sales volumes in the Paper segment in 2021;
b)
an increase in inventories in 2021 compared to 2020 primarily related to an increase in containerboard and finished goods in the Packaging segment due to the need to service stronger demand;
c)
an unfavorable change in accounts payable in 2021 compared to 2020 related to the timing of payments; and
d)
higher income tax payments in 2021 due to higher income levels in 2021 as compared to 2020.

These changes were partially offset by an increase in accrued liabilities in 2021 compared to 2020 due to higher accruals for employee compensation and benefits liabilities as well as higher accruals for customer volume rebates in 2021.

Investing Activities

We used $794 million for investing activities in 2021, compared to $426 million in 2020. In 2021, we spent $605 million for internal capital investments, compared to $421 million in 2020. During 2021, we acquired Advance Packaging Corporation for $195 million, including a purchase price adjustment based upon net working capital. We did not acquire any businesses in 2020.

The details of capital expenditures for property and equipment, excluding acquisitions, by segment for the years ended December 31, 2021 and 2020 are included in the table below (dollars in millions).

	Year Ended December 31,
	2021	2020
Packaging	$562.5	$395.2
Paper	30.1	19.7
Corporate and Other	12.5	6.3
	$605.1	$421.2

We expect capital investments in 2022 to be about $800 million, including capital spending related to the conversion of the No. 3 paper machine to containerboard at our Jackson mill. These expenditures could increase or decrease as a result of a number of factors, including our financial results, strategic opportunities, future economic conditions, and our regulatory compliance requirements. We currently estimate capital expenditures to comply with environmental regulations will be about $17 million in 2022. Our estimated environmental expenditures could vary significantly depending upon the enactment of new environmental laws and regulations. For additional information, see “Environmental Matters” in this Management's Discussion and Analysis of Financial Condition and Results of Operations.

At December 31, 2021, the Company had commitments for capital expenditures of $785 million. The Company believes that cash-on-hand combined with cash flow from operations will be sufficient to fund these commitments.

Financing Activities

In 2021, net cash used for financing activities was $656 million, compared to $312 million of cash used for financing activities in 2020, an increase of $344 million. We paid $380 million in dividends on our common stock in 2021, compared to $300 million paid in 2020. We repurchased and retired 1.4 million shares of the Company's common stock for $193 million in 2021. We had no share repurchases in 2020. In 2021, we issued $700 million of 3.05% Senior Notes due 2051 (the "New Notes") through a registered public offering and notified the holders of our $700 million 4.50% Senior Notes due November 1, 2023 (the "Old Notes") that we would redeem those notes in October 2021. On October 8, 2021, we completed the redemption of the Old Notes for $770 million, which included a redemption premium of $56 million and $14 million of accrued and unpaid interest. We used the proceeds of the offering of the New Notes and cash-on-hand to fund the redemption and the $8 million of debt issuance costs associated with the New Notes.

In addition to the $8 million of issuance costs associated with the debt refinancing, we paid an additional $1 million of issuance costs related to the New Revolving Credit Agreement that was entered into June 8, 2021.

See Note 11, Debt, of the Consolidated Financial Statements included in "Part II, Item 8. Financial Statements and Supplementary Data" of this Form 10-K for more information on the debt refinancing.

Commitments

Contractual Obligations

Our cash requirements greater than twelve months from contractual obligations and commitments include:

•
Debt obligations and interest payments. See Note 11, Debt, of the Consolidated Financial Statements included in "Part II, Item 8. Financial Statements and Supplementary Data" of this Form 10-K for more information on our debt obligations and interest payments and the timing of expected future payments.
•
Operating and finance leases. See Note 3, Leases, of the Consolidated Financial Statements included in "Part II, Item 8. Financial Statements and Supplementary Data" of this Form 10-K for more information on our lease obligations and the timing of expected future payments.
•
Asset retirement obligations. See Note 14, Asset Retirement Obligations, of the Consolidated Financial Statements included in "Part II, Item 8. Financial Statements and Supplementary Data" of this Form 10-K for more information on our asset retirement obligation at the end of the period.
•
Capital commitments. See Note 21, Commitments, Guarantees, Indemnifications, and Legal Proceedings, of the Consolidated Financial Statements included in "Part II, Item 8. Financial Statements and Supplementary Data" of this Form 10-K for more information on our capital commitments in connection with the expansion and replacement of existing facilities and equipment.
•
Purchase commitments. Purchase commitments relate to various purchase agreements for items such as minimum amounts of energy and fiber purchases. See Note 21, Commitments, Guarantees, Indemnifications, and Legal Proceedings, of the Consolidated Financial Statements included in "Part II, Item 8. Financial Statements and Supplementary Data" of this Form 10-K for more information on our purchase commitments and the timing of expected future payments.
•
Employee benefit obligations. See Note 13, Employee Benefits Plans and Other Postretirement Benefits, of the Consolidated Financial Statements included in "Part II, Item 8. Financial Statements and Supplementary Data" of this Form 10-K for more information on our employee benefit obligations and the timing of expected future benefit payments under our pension plans and postretirement plans.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements as of December 31, 2021.

Inflation and Other General Cost Increases

We are subject to both contractual, inflation, and other general cost increases. If we are unable to offset these cost increases by price increases, growth, and/or cost reductions in our operations, these inflation and other general cost increases could have a material adverse effect on our operating cash flows, profitability, and liquidity.

In 2021, our total company costs including cost of sales (COS) and selling, general, and administrative expenses (SG&A) was $6.4 billion, and excluding non-cash costs (depreciation, depletion and amortization, pension and postretirement expense, and share-based compensation expense) was $6.0 billion. A 1% increase in COS and SG&A costs would increase costs by $64 million and cash costs by $60 million.

Certain items of product input costs have historically been subject to more cost volatility including fiber, purchased energy, and chemicals.

Energy

In 2021, our mills, including both packaging and paper mills, consumed about 93 million MMBTUs of fuel, including internally generated and externally purchased, to produce both steam and electricity. The following table for 2021 provides the total MMBTUs purchased externally by fuel type each quarter and the average cost per MMBTU by fuel type for the year. Our mills represent about 90% of our total purchased fuel costs. The cost per MMBTU includes the cost of the fuel plus our transportation and delivery costs.

	2021 Fuel Purchased (millions of MMBTUs)					2021 Avg.
Fuel Type	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year	Cost / MMBTU
Natural gas	7.93	6.73	6.44	7.15	28.25	$3.54
Purchased bark	1.15	1.36	1.56	1.60	5.67	2.31
Other purchased fuels	0.13	0.16	0.17	0.10	0.56	5.47
Total mills	9.21	8.25	8.17	8.85	34.48	$3.37

In addition, the mills purchased 23.29 million CkWh (hundred kilowatt-hours) of electricity in 2021. The purchases by quarter and the average cost per CkWh were as follows:

	2021 Purchased Electricity (millions of CkWh)					2021 Avg.
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year	Cost / CkWh
Purchased electricity	5.80	5.61	5.84	6.04	23.29	$5.65

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
•
Clean Air Act (CAA);
•
The Emergency Planning and Community Right-to-Know-Act (EPCRA);
•
Toxic Substance Control Act (TSCA); and
•
Safe Drinking Water Act (SDWA).

We believe that we are currently in material compliance with these and all applicable environmental rules and regulations. Because environmental regulations are constantly evolving, the Company has incurred, and will continue to incur, costs to maintain compliance with these and other environmental laws. The Company works diligently to anticipate and budget for the impact of applicable environmental regulations, and does not currently expect that future environmental compliance obligations will materially affect its business or financial condition. For both the years ended December 31, 2021 and 2020, we spent $44 million, and for 2019, we spent $41 million, to comply with the requirements of these and other environmental laws. Additionally, we had $10 million of environmental capital expenditures in 2021 and $9 million in both 2020 and 2019.

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

Because liability for remediation costs under environmental laws is strict, meaning that liability is imposed without fault, joint and several, meaning that liability is imposed on each party without regard to contribution, and retroactive, PCA could receive notifications of cleanup liability in the future and this liability could be material. From 2006 through 2021, there were no significant environmental remediation costs at PCA's mills and corrugated plants. As of December 31, 2021, we maintained an environmental reserve of $24.3 million relating to on-site landfills and surface impoundments as well as ongoing and anticipated remedial projects. The Company believes that it is not reasonably possible that future environmental expenses above the $24.3 million accrued at December 31, 2021, will have a material impact on its financial condition, results of operations, and cash flows.

While legislation regarding the regulation of greenhouse gas emissions has been proposed at the federal level, it is uncertain whether such legislation will be passed and, if so, what the breadth and scope of such legislation will be. The result of the regulation of greenhouse gas emissions could be an increase in our future environmental compliance costs, through caps, carbon or other taxes, or additional capital expenditures to modify facilities, which may be material. However, climate change legislation and the resulting future energy policy could also provide us with opportunities if the use of renewable energy is encouraged. We currently self-generate the majority of our power requirements at our mills using renewable biogenic fuel such as bark, black liquor and biomass, which are derived from renewable resources. While we believe we are well-positioned to take advantage of any renewable energy incentives, it is uncertain what the ultimate costs and opportunities of any climate change legislation will be and how our business and industry will be affected.

We and our industry support the goal of a 50% reduction in Scope 1 and Scope 2 greenhouse gas emissions intensity by 2030 from a 2005 baseline. We have established a carbon neutrality team, consisting of a cross-functional group of key operational, engineering, technology and sustainability personnel to lead our efforts. Our strategy to achieve greenhouse gas emissions reductions is premised upon the carbon neutrality of the biogenic fuels used in our operations and we believe that meaningful reductions in greenhouse gas emissions can be achieved through investment in more efficient operations utilizing carbon-neutral fuels. We work constantly to identify and implement high-return projects that will improve our efficiency. To what extent and when we embark upon major capital projects to reduce emissions will depend in part upon emerging regulatory and tax policy involving greenhouse gas emissions and incentives to invest in projects that reduce emissions. We also regularly assess the use of alternative, non-emitting energy sources at our own facilities (such as solar) where feasible to do so and partnering with utilities to procure carbon-free power where opportunities exist. We annually report key data to our stakeholders regarding our greenhouse gas emissions, among other things, in our responsibility report. Our responsibility report is available on our website and is not intended to be incorporated by reference herein.

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

Pensions

The Company accounts for defined benefit pension plans in accordance with Accounting Standards Codification ("ASC") 715, Compensation - Retirement Benefits. The calculation of pension expense and pension liabilities requires decisions about a number of key assumptions that can significantly affect expense and liability amounts, including discount rates, expected return on plan assets, expected rate of compensation increases, longevity and service lives of participants, expected contributions, and other factors. The pension assumptions used to measure pension expense and liabilities are discussed in Note 13, Employee Benefit Plans and Other Postretirement Benefits, of the Notes to Consolidated Financial Statements in "Part II, Item 8. Financial Statements and Supplementary Data" of this Form 10-K.

We recognize the funded status of our pension plans on our Consolidated Balance Sheet and recognize the actuarial and experience gains and losses and the prior service costs and credits as a component of “Accumulated Other Comprehensive Loss” in our Consolidated Statement of Changes in Stockholders' Equity. Actual results that differ from assumptions are accumulated and amortized over future periods and, therefore, generally affect recognized expense in future periods. At December 31, 2021, we had approximately $74.8 million of actuarial losses and prior service costs, net of tax, recorded in “Accumulated other comprehensive loss” on our Consolidated Balance Sheet. Accumulated losses in excess of 10% of the greater of the projected benefit obligation or the market-related value of assets will be recognized on a straight-line basis over the average remaining service period of active employees in PCA plans (which is between six and nine years) and over the average remaining lifetime of inactive participants of Boise plans (which is between 22 and 26 years), to the extent that losses are not offset by gains in subsequent years. While we believe that the assumptions used to measure our pension obligations are reasonable, differences in actual experience or changes in assumptions may materially affect our pension obligations and future expense.

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

	Year Ending December 31,	Year Ended December 31,
	2022	2021	2020
Pension expense	$5.7	$2.1	$21.1
Assumptions
Discount rate	2.89%	2.57%	3.25%
Expected rate of return on plan assets	4.08%	4.91%	5.29%

A change of 0.25% in either direction to the discount rate or the expected rate of return on plan assets would have had the following effect on 2021 and 2022 pension expense (dollars in millions):

		Increase (Decrease) in Pension Expense(a)
	Base Expense	0.25% Increase	0.25% Decrease
2021
Discount rate	$2.1	$(1.9)	$2.2
Expected rate of return on plan assets	2.1	(3.2)	3.2
2022
Discount rate	$5.7	$—	$1.8
Expected rate of return on plan assets	5.7	(3.4)	3.4

(a)
The sensitivities shown above are specific to 2021 and 2022. The sensitivities may not be additive, so the impact of changing multiple factors simultaneously cannot be calculated by combining the individual sensitivities shown.

For more information related to our pension benefit plans, see Note 13, Employee Benefit Plans and Other Postretirement Benefits, of the Notes to Consolidated Financial Statements in “Part II, Item 8. Financial Statements and Supplementary Data” of this Form 10-K.

Goodwill Impairment

Goodwill represents the excess of the cost of an acquired business over the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed in a business combination. At December 31, 2021, we had $923.5 million of goodwill, all of which was recorded in the Packaging segment. Of the $923.5 million of goodwill, $60.0 million was recorded in connection with the acquisition of Advance Packaging. The amount of goodwill associated with the Advance Packaging acquisition continues to be preliminary, as estimates and assumptions are subject to change as more information becomes available.

We test goodwill for impairment annually in the fourth quarter or sooner if events or changes in circumstances indicate that the carrying value of the asset may exceed fair value.

During the second quarter of 2020, with the exacerbated deterioration in uncoated freesheet market conditions arising from the COVID-19 pandemic and the estimated impact on our Paper segment and its projected future results of operations, we identified a triggering event indicating possible impairment of goodwill within our Paper reporting unit and performed an interim quantitative impairment analysis as of May 31, 2020. For additional information, see Note 9, Goodwill and Intangible Assets, of the Notes to Consolidated Financial Statements in “Part II, Item 8. Financial Statements and Supplementary Data” of this Form 10-K.

Based on the evaluation performed, we determined that the carrying value of the Paper reporting unit exceeded its fair value, which resulted in a goodwill impairment charge totaling $55.2 million, the full amount of goodwill associated with the Paper reporting unit. At December 31, 2021 and 2020, we had $0 million of goodwill recorded in the Paper segment.

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

During the annual goodwill impairment test performed in the fourth quarter of 2021, we assessed qualitative factors to determine whether it was more likely than not that the fair value of the Packaging reporting unit was less than its carrying value. Based on the results of the qualitative impairment test, we determined that it was more likely than not that the carrying value was less than the fair value of the Packaging reporting unit.

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

We periodically assess the estimated useful lives of our assets. Changes in circumstances, such as changes to our operational or capital strategy, changes in regulation, or technological advances, may result in the actual useful lives differing from our estimates. Revisions to the estimated useful lives of assets requires judgment and constitutes a change in accounting estimate, which is accounted for prospectively by adjusting or accelerating depreciation and amortization rates. In 2021 and 2020, we recognized incremental depreciation expense of $4.7 million and $4.5 million, respectively. The incremental depreciation expense for 2021 related to Jackson mill conversion-related activities and closures of corrugated products facilities, while the incremental depreciation expense for 2020 related to closures of corrugated products facilities.

New and Recently Adopted Accounting Standards

For a listing of our new and recently adopted accounting standards, see Note 2, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements in “Part II, Item 8. Financial Statements and Supplementary Data” of this Form 10-K.

Reconciliations of Non-GAAP Financial Measures to Reported Amounts

Net income excluding special items, EBITDA, and EBITDA excluding special items are non-GAAP financial measures. Management excludes special items, as it believes that these items are not necessarily reflective of the ongoing operations of our business. These measures are presented because they provide a means to evaluate the performance of our segments and our Company on an ongoing basis using the same measures that are used by our management, because these measures assist in providing a meaningful comparison between periods and because these measures are frequently used by investors and other interested parties in the evaluation of companies and the performance of their segments. Any analysis of non-GAAP financial measures should be done in conjunction with results presented in accordance with GAAP. The non-GAAP measures are not intended to be substitutes for GAAP financial measures and should not be used as such. Reconciliations of the non-GAAP measures to the most comparable measure reported in accordance with GAAP for the years ended December 31, 2021 and 2020 follow (dollars in millions):

	Year Ended December 31,
	2021			2020
	Income before Taxes	Income Taxes	Net Income	Income before Taxes	Income Taxes	Net Income
As reported in accordance with GAAP	$1,108.7	$(267.6)	$841.1	$632.7	$(171.7)	$461.0
Special items:
Facilities closure and other costs (income) (a)	(3.6)	0.9	(2.7)	28.1	(7.0)	21.1
Debt refinancing (b)	58.9	(14.7)	44.2	—	—	—
Jackson mill conversion-related activities (c)	14.0	(3.5)	10.5	—	—	—
Acquisition and integration related costs (d)	0.9	(0.2)	0.7	—	—	—
Goodwill impairment (e)	—	—	—	55.2	—	55.2
Hurricane Laura impact (f)	—	—	—	10.0	(2.5)	7.5
Incremental costs for COVID-19 (g)	—	—	—	6.9	(1.7)	5.2
Total special items	70.2	(17.5)	52.7	100.2	(11.2)	89.0
Excluding special items	$1,178.9	$(285.1)	$893.8	$732.9	$(182.9)	$550.0

(a)
For 2021, includes income primarily consisting of an adjustment of the required asset retirement obligation related to the 2020 closure of the San Lorenzo, California facility, a gain on sale of transportation assets and corrugated products facilities, and insurance proceeds received for a natural disaster at one of the corrugated products facilities, partially offset by closure costs related to corrugated products facilities. For 2020, includes charges consisting of restructuring costs for paper administrative functions and closure costs related to corrugated products facilities, substantially all of which relates to the previously announced closure of the San Lorenzo, California facility during the second quarter, partially offset by income related to the sale of a corrugated products facility during the second quarter.
(b)
Includes costs related to the Company's debt refinancing completed in October 2021, which included a redemption premium and the write-off of the remaining balance of unamortized debt issuance costs.
(c)
Includes charges related to the announced discontinuation of producing uncoated freesheet paper grades on the No. 3 machine at the Jackson, Alabama mill in the first quarter of 2021 associated with the permanent conversion of the machine to produce linerboard and other paper-to-containerboard conversion related activities.
(d)
Includes charges for acquisition and integration costs related to the December 2021 Advance Packaging Corporation acquisition.
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
(g)
Includes incremental, out-of-pocket costs related to COVID-19, including supplies, cleaning and sick pay. Beginning in July 2020, all corresponding COVID-19 expenses were included in normalized costs.

The following table reconciles net income to EBITDA and EBITDA excluding special items for the periods indicated (dollars in millions):

	Year Ended December 31,
	2021	2020
Net income	$841.1	$461.0
Non-operating pension income	(19.7)	(2.3)
Interest expense, net	152.4	93.5
Provision for income taxes	267.6	171.7
Depreciation, amortization, and depletion	417.5	410.0
EBITDA	$1,658.9	$1,133.9
Special items:
Facilities closure and other costs (income)	$(4.3)	$19.0
Jackson mill conversion-related activities	9.9	—
Acquisition and integration related costs	0.9	—
Goodwill impairment	—	55.2
Hurricane Laura impact	—	10.0
Incremental costs for COVID-19	—	6.9
EBITDA excluding special items	$1,665.4	$1,225.0

The following table reconciles segment income (loss) to EBITDA and EBITDA excluding special items (dollars in millions):

	Year Ended December 31,
	2021	2020
Packaging
Segment income	$1,306.0	$829.5
Depreciation, amortization, and depletion	381.0	365.2
EBITDA	1,687.0	1,194.7
Facilities closure and other costs (income)	(3.5)	18.2
Jackson mill conversion-related activities	4.3	—
Acquisition and integration related costs	0.4	—
Hurricane Laura impact	—	10.0
Incremental costs for COVID-19	—	6.3
EBITDA excluding special items	$1,688.2	$1,229.2

Paper
Segment income (loss)	$39.1	$(20.0)
Depreciation, amortization, and depletion	27.4	36.5
EBITDA	66.5	16.5
Jackson mill conversion-related activities	5.2	—
Goodwill impairment	—	55.2
Facilities closure and other costs	—	0.8
Incremental costs for COVID-19	—	0.6
EBITDA excluding special items	$71.7	$73.1

Corporate and Other
Segment loss	$(103.7)	$(85.6)
Depreciation, amortization, and depletion	9.1	8.3
EBITDA	(94.6)	(77.3)
Acquisition and integration related costs	0.5	—
Jackson mill conversion-related activities	0.4	—
Facilities closure and other income	(0.8)	—
EBITDA excluding special items	$(94.5)	$(77.3)
EBITDA	$1,658.9	$1,133.9
EBITDA excluding special items	$1,665.4	$1,225.0

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

PCA is exposed to the impact of interest rate changes and changes in the market value of its financial instruments. PCA periodically enters into derivatives in order to minimize these risks, but not for trading purposes. We were not party to any derivative-based arrangements at December 31, 2021. For a discussion of derivatives and hedging activities, see Note 16, Derivative Instruments and Hedging Activities, of the Notes to Consolidated Financial Statements in “Part II, Item 8. Financial Statements and Supplementary Data” of this Form 10-K.

At December 31, 2021, the interest rates on 100% of PCA’s outstanding debt are fixed.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

Packaging Corporation of America:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Packaging Corporation of America and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of income and comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

The Company acquired Advance Packaging Corporation during 2021, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021, Advance Packaging Corporation’s internal control over financial reporting associated with approximately 3% of the Company’s consolidated total assets and less than 1% of consolidated net sales included in the consolidated financial statements of the Company as of and for the year ended December 31, 2021. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Advance Packaging Corporation.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Evaluation of the value of the pension benefit obligation

As discussed in Note 13 to the consolidated financial statements, the Company’s estimated pension benefit obligation totaled $1,504 million as of December 31, 2021. The pension benefit obligation is measured at the actuarial present value as of a date of all benefits attributed by the pension benefit formula to employee service rendered before that date. The determination of the Company’s pension benefit obligation is dependent, in part, on the selection of certain actuarial assumptions, including the discount rate.

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

The following are primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s pension benefit obligation valuation process, including a control related to the development of the discount rate. We involved an actuarial professional with specialized skills and knowledge, who assisted in understanding and assessing the actuarial methods and assumptions used to measure the pension benefit obligation. In addition, the actuarial professional assisted with our evaluation of the discount rate by assessing:

•
changes in the discount rate from the prior year against changes in published indices;
•
the pattern of cash flows, including consideration of the plan type and plan provisions; and
•
the selected yield curve and its consistency with the prior year and spot rates.

/s/ KPMG LLP
We have served as the Company’s auditor since 2014.

Chicago, Illinois
February 24, 2022

Packaging Corporation of America

Consolidated Statements of Income and Comprehensive Income

(dollars in millions, except per-share data)

	Year Ended December 31,
	2021	2020	2019
Statements of Income
Net sales	$7,730.3	$6,658.2	$6,964.3
Cost of sales	(5,857.3)	(5,288.8)	(5,320.3)
Gross profit	1,873.0	1,369.4	1,644.0
Selling and administrative expenses	(576.8)	(539.6)	(557.6)
Goodwill impairment	—	(55.2)	—
Other expense, net	(54.8)	(50.7)	(32.7)
Income from operations	1,241.4	723.9	1,053.7
Non-operating pension income (expense)	19.7	2.3	(7.9)
Interest expense, net	(152.4)	(93.5)	(128.8)
Income before taxes	1,108.7	632.7	917.0
Provision for income taxes	(267.6)	(171.7)	(220.6)
Net income	$841.1	$461.0	$696.4
Net income per common share:
Basic	$8.87	$4.86	$7.36
Diluted	$8.83	$4.84	$7.34
Dividends declared per common share	$4.00	$3.37	$3.16
Statements of Comprehensive Income:
Net income	$841.1	$461.0	$696.4
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	$0.4	$—	$—
Reclassification adjustments to cash flow hedges included in net income, net of tax of $0.0 million, $0.0 million, and ($7.9) million for 2021, 2020, and 2019, respectively	—	—	10.2
Changes in unrealized (losses) gains on marketable debt securities, net of tax of $0.2 million, ($0.1) million, and $0.0 million for 2021, 2020, and 2019, respectively	(0.5)	0.3	—
Amortization of pension and postretirement plans actuarial loss and prior service cost, net of tax of ($3.3) million, ($3.6) million, and ($3.2) million for 2021, 2020, and 2019, respectively	10.0	10.7	9.6
Changes in unfunded employee benefit obligations, net of tax of ($19.9) million, ($1.3) million, and $13.6 million for 2021, 2020, and 2019, respectively	59.4	4.0	(40.5)
Other comprehensive income (loss)	69.3	15.0	(20.7)
Comprehensive income	$910.4	$476.0	$675.7

See notes to consolidated financial statements.

Packaging Corporation of America

Consolidated Balance Sheets

(dollars and shares in millions, except per-share data)

	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$618.7	$974.6
Short-term marketable debt securities	86.1	105.6
Accounts receivable, net of allowance for credit losses and customer deductions of $14.3 million and $10.6 million as of December 31, 2021 and 2020, respectively	1,071.0	832.4
Inventories	902.5	787.9
Prepaid expenses and other current assets	47.0	44.7
Federal and state income taxes receivable	7.4	5.1
Total current assets	2,732.7	2,750.3
Property, plant and equipment, net	3,529.0	3,193.4
Goodwill	923.5	863.5
Other intangible assets, net	308.4	295.9
Operating lease right-of-use assets	238.3	234.2
Long-term marketable debt securities	60.0	42.7
Other long-term assets	44.9	53.2
Total assets	$7,836.8	$7,433.2
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Operating lease obligations	$67.1	$68.9
Finance lease obligations	1.7	1.6
Accounts payable	452.4	387.0
Dividends payable	96.3	97.0
Accrued liabilities	255.0	216.2
Accrued interest	12.3	11.9
Total current liabilities	884.8	782.6
Long-term liabilities:
Long-term debt	2,471.5	2,479.4
Operating lease obligations	179.3	173.6
Finance lease obligations	12.7	14.4
Deferred income taxes	465.9	379.4
Compensation and benefits	157.4	298.3
Other long-term liabilities	58.0	59.2
Total long-term liabilities	3,344.8	3,404.3
Commitments and contingent liabilities (Note 21)
Stockholders' equity:
Common stock, par value $0.01 per share, 300.0 million shares authorized, 93.5 million and 94.8 million shares issued as of December 31, 2021 and 2020, respectively	0.9	0.9
Additional paid in capital	579.4	554.4
Retained earnings	3,102.1	2,835.5
Accumulated other comprehensive loss	(75.2)	(144.5)
Total stockholders' equity	3,607.2	3,246.3
Total liabilities and stockholders' equity	$7,836.8	$7,433.2

See notes to consolidated financial statements.

Packaging Corporation of America

Consolidated Statements of Cash Flows

(dollars in millions)

	Year Ended December 31,
	2021	2020	2019
Cash Flows from Operating Activities:
Net income	$841.1	$461.0	$696.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization of intangibles	417.5	409.9	387.5
Amortization of deferred financing costs	4.4	2.6	23.4
Loss on early extinguishment of debt	56.1	—	22.2
Share-based compensation expense	35.5	30.0	30.4
Deferred income tax provision	59.4	34.7	60.3
Goodwill impairment	—	55.2	—
Net loss on asset disposals	6.1	6.8	8.2
Pension and post-retirement benefits expense, net of contributions	(50.5)	(63.4)	(26.9)
Other, net	11.9	18.2	(3.4)
Changes in operating assets and liabilities, net of acquisitions:
(Increase) decrease in assets —
Accounts receivable	(227.2)	13.2	56.4
Inventories	(105.5)	6.3	1.4
Prepaid expenses and other current assets	(2.7)	0.4	(6.9)
Increase (decrease) in liabilities —
Accounts payable	12.2	39.7	(32.4)
Accrued liabilities	37.9	(3.2)	(0.1)
Federal and state income tax payable / receivable	(2.1)	21.4	(9.1)
Net cash provided by operating activities	1,094.1	1,032.8	1,207.4
Cash Flows from Investing Activities:
Additions to property, plant, and equipment	(605.1)	(421.2)	(399.5)
Acquisition of business, net of cash acquired	(194.9)	—	—
Additions to other long-term assets	(1.8)	(6.4)	(3.8)
Proceeds from asset disposals	7.9	4.6	4.1
Purchases of marketable debt securities	(127.4)	(110.1)	(157.0)
Proceeds from sales of marketable debt securities	26.7	24.2	10.9
Proceeds from maturities of marketable debt securities	100.2	82.8	—
Other, net	—	—	(1.3)
Net cash used for investing activities	(794.4)	(426.1)	(546.6)
Cash Flows from Financing Activities:
Net proceeds received from issuance of debt	690.2	—	889.0
Repayments of debt and finance lease obligations	(757.7)	(1.5)	(923.4)
Financing costs paid	(2.4)	—	(1.5)
Common stock dividends paid	(379.8)	(299.6)	(298.7)
Repurchases of common stock	(193.0)	—	—
Shares withheld to cover employee restricted stock taxes	(12.9)	(10.5)	(8.2)
Net cash used for financing activities	(655.6)	(311.6)	(342.8)
Net (decrease) increase in cash and cash equivalents	(355.9)	295.1	318.0
Cash and cash equivalents, beginning of year	974.6	679.5	361.5
Cash and cash equivalents, end of year	$618.7	$974.6	$679.5

See notes to consolidated financial statements.

Packaging Corporation of America

Consolidated Statements of Changes in Stockholders' Equity

(dollars in millions and shares in thousands)

	Common Stock		Additional Paid in	Retained	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Earnings	Loss	Equity
Balance at January 1, 2019	94,497	$0.9	$494.5	$2,315.8	$(138.8)	$2,672.4
Common stock withheld and retired to cover taxes on vested stock awards	(87)	—	(0.7)	(7.5)	—	(8.2)
Common stock dividends declared	—	—	—	(299.7)	—	(299.7)
Share-based compensation	245	—	31.0	—	—	31.0
Other	—	—	—	(0.2)	—	(0.2)
Comprehensive income	—	—	—	696.4	(20.7)	675.7
Balance at December 31, 2019	94,655	0.9	524.8	2,704.8	(159.5)	3,071.0
Common stock withheld and retired to cover taxes on vested stock awards	(108)	—	(0.8)	(9.7)	—	(10.5)
Common stock dividends declared	—	—	—	(320.9)	—	(320.9)
Share-based compensation	283	—	30.8	—	—	30.8
Other	—	—	(0.4)	0.3	—	(0.1)
Comprehensive income	—	—	—	461.0	15.0	476.0
Balance at December 31, 2020	94,830	0.9	554.4	2,835.5	(144.5)	3,246.3
Common stock repurchases and retirements	(1,443)	—	(11.5)	(181.5)	—	(193.0)
Common stock withheld and retired to cover taxes on vested stock awards	(95)	—	(0.8)	(12.1)	—	(12.9)
Common stock dividends declared	—	—	—	(379.9)	—	(379.9)
Share-based compensation	247	—	36.3	—	—	36.3
Other	—	—	1.0	(1.0)	—	—
Comprehensive income	—	—	—	841.1	69.3	910.4
Balance at December 31, 2021	93,539	$0.9	$579.4	$3,102.1	$(75.2)	$3,607.2

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

Our Jackson, Alabama mill had historically operated as a UFS mill, with its results of operations reported in our Paper segment. During the fourth quarter of 2020, in order to meet strong packaging demand and maintain appropriate inventory levels, we temporarily began producing linerboard on the No. 3 machine at our Jackson, Alabama mill. In the first quarter of 2021, we announced the discontinuation of production of uncoated freesheet paper grades on the machine and the permanent conversion of the machine to produce linerboard and other paper-to-containerboard conversion related activities. Before October 2020, operating results for the Jackson mill were included in the Paper segment. Beginning in October 2020, operating results for the Jackson mill are included in both the Packaging and Paper segments.

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

Research and Development

Research and development costs are expensed as incurred. The amount charged to expense was $14.5 million, $15.5 million, and $16.0 million for the years ended December 31, 2021, 2020, and 2019, respectively.

Cash and Cash Equivalents

Cash and cash equivalents include all cash balances and highly liquid investments with original maturities of three months or less at the date of purchase. Cash equivalents are stated at cost, which approximates market. Cash and cash equivalents totaled $618.7 million and $974.6 million at December 31, 2021 and 2020, respectively, which included cash equivalents of $532.9 million and $662.2 million, respectively. At December 31, 2021 and 2020, we had $1.2 million and $2.2 million, respectively, of cash at our operations outside the United States.

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

For the years ended December 31, 2021 and 2020, we do not consider any of the impairments related to our marketable debt securities to be the result of credit losses. See Note 12, Cash, Cash Equivalents, and Marketable Debt Securities, for more information.

Trade Accounts Receivable, Allowances, and Customer Deductions

Trade accounts receivable are recorded at amortized cost and represent a contractual right to receive payment from a customer. The Company’s trade accounts receivable are short-term receivables, with most requiring payment within 30 to 60 days, and represent the primary class of financing receivables utilized by the Company.

The Company has entered into a number of customer-based supply chain financing programs to accelerate the receipt of payments for outstanding accounts receivable from certain customers. Receivables transferred under these programs meet the requirements to be accounted for as sales in accordance with guidance under Financial Accounting Standards Board (“FASB”) ASC 860, Transfers and Servicing. The receivables are sold without recourse and are reflected as a reduction of accounts receivable on the Consolidated Balance Sheets at the time of sale. The corresponding proceeds are reflected in cash flows from operating activities within the Consolidated Statements of Cash Flows. Receivables involved with these programs constituted less than 5% of our 2021 net sales.

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

Current period estimates for the allowance for credit losses are compared against the allowance previously recorded, and all required adjustments are reported as credit loss expense (for expected losses or write offs) or a reversal of credit loss expense (for expected recoveries) in net income. Outstanding trade accounts receivable balances are written off when deemed uncollectible after undergoing reasonable collection efforts. At December 31, 2021 and 2020, the allowance for credit losses was $4.9 million and $3.0 million, respectively.

The customer deductions reserve represents the estimated amount required for customer returns, allowances, and earned discounts. Based on the Company’s experience, customer returns, allowances, and earned discounts have averaged approximately 1% of gross selling price. Accordingly, PCA reserves 1% of its open customer accounts receivable balance for these items. The reserves for customer deductions of $9.4 million and $7.6 million at December 31, 2021 and 2020, respectively, are also included as a reduction of the accounts receivable balance.

Derivative Instruments and Hedging Activities

The Company records its derivatives, if any, in accordance with ASC 815, Derivatives and Hedging. The guidance requires the Company to recognize derivative instruments as either assets or liabilities on the balance sheet at fair value. The accounting for changes in the fair value of a derivative depends on the intended use and designation of the derivative instrument. For a derivative designated as a fair value hedge, the gain or loss on the derivative is recognized in earnings in the period of change at fair value together with the offsetting gain or loss on the hedged item. For a derivative instrument designated as a cash flow hedge, the effective portion of the derivative’s gain or loss is initially reported as a component of AOCI and is subsequently recognized in earnings when the hedged exposure affects earnings. The ineffective portion of the gain or loss is recognized in earnings. We were not party to any derivative-based arrangements at December 31, 2021 and 2020.

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

The components of inventories were as follows (dollars in millions):

	December 31,
	2021	2020
Raw materials	$324.2	$263.5
Work in process	16.2	11.6
Finished goods	201.0	183.6
Supplies and materials	361.1	329.2
Inventories	$902.5	$787.9

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

Property, plant, and equipment consisted of the following (dollars in millions):

	December 31,
	2021	2020
Land and land improvements	$189.8	$179.6
Buildings	938.7	858.5
Machinery and equipment	6,159.1	5,826.6
Construction in progress	481.0	360.0
Other	102.9	88.8
Property, plant and equipment, at cost	7,871.5	7,313.5
Less accumulated depreciation	(4,342.5)	(4,120.1)
Property, plant and equipment, net	$3,529.0	$3,193.4

The amount of interest capitalized from construction in progress was $3.8 million, $3.7 million, and $3.4 million for the years ended December 31, 2021, 2020, and 2019, respectively.

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

The amount of depreciation expense was $376.0 million, $362.5 million, and $346.8 million for the years ended December 31, 2021, 2020, and 2019, respectively. In 2021, 2020, and 2019, we recognized incremental depreciation expense of $4.7 million, $4.5 million, and $0.3 million, respectively. The incremental depreciation expense for 2021 related to Jackson mill conversion-related activities and closures of corrugated products facilities. For 2020, the incremental depreciation expense related to closures of corrugated products facilities, while the incremental depreciation expense for 2019 primarily related to the second quarter 2018 discontinuation of paper grades at the Wallula, Washington mill associated with the conversion of the No. 3 paper machine to produce virgin kraft linerboard.

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

Goodwill, which amounted to $923.5 million and $863.5 million for the years ended December 31, 2021 and 2020, respectively, is not amortized but is subject to an annual impairment test in accordance with ASC 350, Intangibles – Goodwill and Other. We test goodwill for impairment annually in the fourth quarter or sooner if events or changes in circumstances indicate that the carrying value of the asset may exceed fair value. Additionally, we evaluate the remaining useful lives of our finite-lived purchased intangible assets to determine whether any adjustments to the useful lives are necessary.

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

The Company concluded that none of the goodwill or intangible assets were impaired during the 2021, 2020, and 2019 annual impairment tests. See Note 9, Goodwill and Intangible Assets, for additional information.

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

Deferred Debt Issuance Costs

PCA has capitalized certain costs related to obtaining its financing. These costs are amortized to interest expense using the effective interest rate method over the terms of the related financing, which range from 10 to 30 years. At December 31, 2021 and 2020, deferred debt issuance costs were $19.5 million and $14.3 million, respectively, and were recorded in “Long-Term Debt” on our Consolidated Balance Sheets.

Cutting Rights and Fiber Farms

We lease the cutting rights to approximately 65,000 acres of timberland. For our cutting rights, we capitalize the annual lease payments and reforestation costs associated with these leases. Costs are recorded as depletion when the timber or fiber is harvested and used in operations or sold to customers. Capitalized long-term lease costs for our cutting rights, primarily recorded in “Other long-term assets” on our Consolidated Balance Sheets, were $21.0 million and $20.3 million as of December 31, 2021 and 2020, respectively. The amount of depletion expense was $2.0 million, $3.1 million, and $2.7 million for the years ended December 31, 2021, 2020, and 2019, respectively.

Deferred Software Costs

PCA capitalizes costs related to the purchase and development of software, which is used in its business operations. The costs attributable to these software systems are amortized over their estimated useful lives based on various factors such as the effects of obsolescence, technology, and other economic factors. Net capitalized software costs recorded in “Other long-term assets” on our Consolidated Balance Sheets were $3.3 million and $4.8 million for the years ended December 31, 2021 and 2020, respectively. Software amortization expense was $1.6 million, $1.1 million, and $0.9 million for the years ended December 31, 2021, 2020, and 2019, respectively.

During 2019, the Company early adopted ASU 2018-15, Intangibles – Goodwill and Other – Internal Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which includes amendments to align the accounting for costs incurred to implement a cloud computing arrangement that is a service contract with the guidance on capitalizing costs associated with developing or obtaining internal-use software. As of December 31, 2021 and 2020, capitalized costs associated with cloud computing arrangements were $2.8 million and $4.0 million, respectively.

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

Recently Adopted Accounting Standards

The Company did not adopt any new accounting standards during 2021.

New Accounting Standards Not Yet Adopted

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. ASU 2021-08 requires contract assets and contract liabilities acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with ASC 606, Revenue from Contracts with Customers. Under current business combination guidance in ASC 805, Business Combinations, such assets and liabilities are recognized by the acquirer at fair value on the acquisition date, whereas the new guidance requires the acquirer to recognize such assets and liabilities as if it had originated the contracts. The ASU is effective for annual periods beginning after December 15, 2022, and interim periods within those annual periods, with early adoption permitted. The amended guidance should be applied on a prospective basis to any business combinations that occur on or after the adoption date. The Company is currently evaluating the impact of this guidance but does not expect the guidance to have a significant impact on the Company's financial position, results of operations, or cash flow.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. ASU 2020-04 provides optional guidance for a limited period of time to ease the potential burden in accounting for, or recognizing the effects of, reference rate reform on financial reporting. The amendments in this Update are elective and apply to all entities, subject to meeting certain criteria, that have contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. In January 2021, the FASB issued ASU 2021-01, which extends some of the optional expedients under Topic 848 to include derivative contracts impacted by discounting transition. Companies can apply the ASU immediately. The ASU can be adopted on a full retrospective basis as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or on a prospective basis to any new modification from any date within an interim period that includes or is subsequent to the date of the issuance of a final Update, up to the date that financial statements are available to be issued. The optional guidance will only be available until December 31, 2022. While the Company's fixed-rate outstanding debt will not be impacted by the reference rate reform, the Company is still evaluating the impact of this guidance on its revolving credit facility, as the interest rate associated with any future borrowings against the revolving credit facility is based on LIBOR. Overall, the Company does not expect the guidance to have a significant impact on its financial position or related disclosures.

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

Supplemental balance sheet information related to our operating leases was as follows (dollars in millions):

	Year Ended December 31,
	2021	2020
Operating lease right-of-use assets	$238.3	$234.2

Current portion of operating lease obligations	$67.1	$68.9
Long-term portion of operating lease obligations	179.3	173.6
Total operating lease obligations	$246.4	$242.5

Supplemental balance sheet information related to our finance leases was as follows (dollars in millions):

	Year Ended December 31,
	2021	2020
Buildings	$0.3	$0.3
Machinery and equipment	28.5	28.5
Total	28.8	28.8
Less accumulated amortization	(21.1)	(19.6)
Total	$7.7	$9.2

Current portion of finance lease obligations	$1.7	$1.6
Long-term portion of finance lease obligations	12.7	14.4
Total finance lease obligations	$14.4	$16.0

The Company was obligated under finance leases covering buildings and machinery and equipment in the amount of $14.4 million and $16.0 million at December 31, 2021 and 2020, respectively. Amortization of assets under finance lease obligations is included in depreciation expense.

For both operating and finance leases, the weighted average remaining lease term in years and weighted average discount rates were as follows:

	Year Ended December 31,
	2021	2020
Weighted-average remaining lease term (years):
Operating leases	5.4	5.3
Finance leases	6.8	7.8
Weighted-average discount rate:
Operating leases	3.08%	3.79%
Finance leases	6.66%	6.66%

The components of lease expense were as follows (dollars in millions):

	Year Ended December 31,
	2021	2020	2019
Finance lease cost:
Amortization of finance lease assets	$1.5	$1.5	$1.5
Interest on lease liabilities	1.0	1.1	1.2
Total finance lease cost	2.5	2.6	2.7
Operating lease cost	77.0	74.4	70.2
Short-term lease cost	22.7	18.0	19.2
Variable lease cost	19.4	12.9	13.7
Total lease cost	$121.6	$107.9	$105.8

We had an insignificant amount of sublease rental income for the years ended December 31, 2021, 2020, and 2019.

Supplemental cash flow information related to leases was as follows (dollars in millions):

	Year Ended December 31,
	2021	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$(71.7)	$(68.2)	$(60.0)
Operating cash flows for finance leases	(1.5)	(1.5)	(1.5)
Financing cash flows for finance leases	(1.0)	(1.1)	(1.2)
Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	$(44.4)	$(35.7)	$(27.7)
Finance leases	—	—	—

Supplemental non-cash information on changes in lease liabilities	$31.3	$34.8	$44.5
Supplemental non-cash information on changes in right-of-use assets	$40.3	$35.8	$21.4

The future minimum payments under operating and finance lease liabilities at December 31, 2021 were as follows (dollars in millions):

	Operating Leases	Finance Leases
2022	$73.6	$2.7
2023	59.4	2.7
2024	44.9	2.7
2025	33.2	2.7
2026	20.1	2.7
Thereafter	38.4	4.4
Total lease payments	269.6	17.9
Less imputed interest (a)	(23.2)	(3.5)
Present value of lease liabilities	$246.4	$14.4
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

The following table presents our revenues disaggregated by product line (dollars in millions):

	Year Ended December 31,
	2021	2020	2019
Packaging	$7,052.6	$5,919.5	$5,932.2
Paper	599.7	674.8	964.3
Corporate and Other	78.0	63.9	67.8
Total revenue	$7,730.3	$6,658.2	$6,964.3

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

5.
Acquisitions

Advance Packaging Acquisition

On December 11, 2021, PCA acquired the assets of Advance Packaging Corporation ("Advance Packaging"), an independent corrugated products producer, for $194.9 million, including working capital adjustments. Assets acquired include full-line corrugated products operations in Grand Rapids, Michigan. Advance Packaging is a full-service producer of corrugated packaging products, including graphics, retail displays, sustainable shipping containers, and protective packaging. Advance Packaging's financial results are included in the Packaging segment from the date of acquisition. We have estimated the allocation of the purchase price to the assets acquired and liabilities assumed based on estimates of the fair value at the date of acquisition, of which $66.7 million was allocated to property, plant, and equipment, $60.0 million was allocated to goodwill (which is deductible for tax purposes) and $50.2 million to intangible assets (to be amortized over a weighted average life of approximately 9.7 years), primarily customer relationships, in the Packaging segment. The purchase price continues to be preliminary, as estimates and assumptions are subject to change as more information becomes available. Had the acquisition occurred at the beginning of 2020, the Company's net sales would have been $7.8 billion and $6.8 billion for 2021 and 2020, respectively.

6.
Earnings Per Share

The following table sets forth the computation of basic and diluted income per common share for the periods presented (dollars and shares in millions, except per share data).

	Year Ended December 31,
	2021	2020	2019
Numerator:
Net income	$841.1	$461.0	$696.4
Less: distributed and undistributed earnings allocated to participating securities	(6.4)	(3.6)	(5.2)
Net income attributable to common stockholders	$834.7	$457.4	$691.2
Denominator:
Weighted average common shares outstanding	94.1	94.1	93.8
Effect of dilutive securities	0.4	0.3	0.3
Diluted common shares outstanding	94.5	94.4	94.1
Basic income per common share	$8.87	$4.86	$7.36
Diluted income per common share	$8.83	$4.84	$7.34

7.
Other Expense, Net

The components of other expense, net, were as follows (dollars in millions):

	Year Ended December 31,
	2021	2020	2019
Asset disposals and write-offs	$(38.9)	$(26.5)	$(25.0)
Facilities closure and other income (costs) (a)	6.5	(19.1)	(0.3)
Jackson mill conversion-related activities (b)	(8.9)	—	—
Acquisition and integration related costs (c)	(0.6)	—	—
Wallula mill restructuring (d)	—	—	(0.7)
Other	(12.9)	(5.1)	(6.7)
Total	$(54.8)	$(50.7)	$(32.7)

(a)
For 2021, includes income primarily consisting of an adjustment of the required asset retirement obligation related to the 2020 closure of the San Lorenzo, California facility, a gain on sale of transportation assets and corrugated products facilities, and insurance proceeds received for a natural disaster at one of the corrugated products facilities, partially offset by closure costs related to corrugated products facilities. For 2020, includes charges consisting of restructuring costs for paper administrative functions and closure costs related to corrugated products facilities, substantially all of which relates to the previously announced closure of the San Lorenzo, California facility during the second quarter of 2020, partially offset by income related to the sale of a closed corrugated products facility during the second quarter of 2020. For 2019, includes charges consisting of closure costs related to corrugated products facilities, partially offset by income from the sale of a building related to a closed corrugated products facility.
(b)
Includes charges related to the announced discontinuation of production of uncoated freesheet paper grades on the No. 3 machine at the Jackson, Alabama mill in the first quarter of 2021 associated with the permanent conversion of the machine to produce linerboard and other paper-to-containerboard conversion related activities.
(c)
Includes charges related to the December 2021 Advance Packaging Corporation acquisition.
(d)
Includes charges related to the discontinuation of production of uncoated free sheet and coated one-side white paper grades at the Wallula, Washington mill in the second quarter of 2018 and the conversion of the No. 3 paper machine to produce virgin kraft linerboard.
8.
Income Taxes

The following is an analysis of the components of the consolidated income tax provision (dollars in millions):

	Year Ended December 31,
	2021	2020	2019
Current income tax provision -
U.S. federal	$158.0	$109.4	$123.2
State and local	50.1	27.5	37.0
Foreign	0.1	0.1	0.1
Total current provision for taxes	208.2	137.0	160.3
Deferred income tax provision (benefit) -
U.S. federal	62.1	26.8	55.3
State and local	(2.6)	8.0	5.0
Foreign	(0.1)	(0.1)	—
Total deferred provision (benefit) for taxes	59.4	34.7	60.3
Total provision for taxes	$267.6	$171.7	$220.6

The effective tax rate varies from the U.S. federal statutory tax rate principally due to the following (dollars in millions):

	2021	2020	2019
Provision computed at U.S. federal statutory rate of 21%	$232.8	$132.9	$192.6
State and local taxes, net of federal benefit	42.6	28.4	35.7
Goodwill impairment (a)	—	11.6	—
Other	(7.8)	(1.2)	(7.7)
Total	$267.6	$171.7	$220.6

(a)
For additional information regarding the impairment of goodwill within our Paper reporting unit, see Note 9, Goodwill and Intangible Assets.

The following details the scheduled expiration dates of our tax effected net operating loss (NOL) and other tax carryforwards at December 31, 2021 (dollars in millions):

	2022 Through 2031	2032 Through 2041	Indefinite	Total
U.S. federal NOLs	$22.2	$—	$—	$22.2
State taxing jurisdiction NOLs	1.1	0.1	—	1.2
U.S. federal tax credit carryforwards	0.1	—	—	0.1
U.S. federal and non-U.S. capital loss carryforwards	0.6	—	0.1	0.7
Total	$24.0	$0.1	$0.1	$24.2

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts for income tax purposes. Deferred income tax assets and liabilities at December 31 are summarized as follows (dollars in millions):

	December 31,
	2021	2020
Deferred tax assets:
Lease obligations	$61.4	$60.6
Employee benefits and compensation	44.7	39.3
Pension and postretirement benefits	33.8	70.1
Net operating loss carryforwards	23.4	27.2
Restricted stock and performance units	8.5	9.6
Inventories	6.8	5.9
Accrued liabilities	6.3	5.3
Capital loss and general business credit carryforwards	0.7	0.6
Derivatives	0.1	0.1
Gross deferred tax assets	185.7	218.7
Valuation allowance (b)	(0.6)	(0.5)
Net deferred tax assets	$185.1	$218.2
Deferred tax liabilities:
Property, plant and equipment	$(518.0)	$(465.6)
Goodwill and intangible assets	(73.3)	(72.7)
Right-of-use assets	(59.7)	(59.3)
Total deferred tax liabilities	$(651.0)	$(597.6)

Net deferred tax liabilities (c)	$(465.9)	$(379.4)

(b)
Deferred tax assets are reduced by a valuation allowance when it is more likely than not that some portion of the deferred tax assets will not be realized. Both the 2021 and 2020 valuation allowance relate to capital losses. We do not expect to generate capital gains before the capital losses expire. If or when recognized, the tax benefits relating to the reversal of any or all of the valuation allowance would be recognized as a benefit to income tax expense.
(c)
As of December 31, 2021, we did not recognize U.S. deferred income taxes on our cumulative total of undistributed foreign earnings for our foreign subsidiaries. We indefinitely reinvest our earnings in operations outside the United States. It is not practicable to determine the amount of unrecognized deferred tax liability on these undistributed earnings because the actual tax liability, if any, is dependent on circumstances existing when the repatriation occurs.

Cash payments for federal, state, and foreign income taxes were $210.5 million, $115.6 million, and $172.7 million for the years ended December 31, 2021, 2020, and 2019, respectively.

The following table summarizes the changes related to PCA’s gross unrecognized tax benefits excluding interest and penalties (dollars in millions):

	2021	2020	2019
Balance as of January 1	$(5.2)	$(4.8)	$(4.6)
Increases related to prior years’ tax positions	—	—	(0.1)
Increases related to current year tax positions	(0.3)	(0.4)	(0.4)
Decreases related to prior years' tax positions	0.2	—	—
Settlements with taxing authorities	3.0	—	—
Expiration of the statute of limitations	0.4	—	0.3
Balance at December 31	$(1.9)	$(5.2)	$(4.8)

At December 31, 2021, PCA had recorded a $1.9 million gross reserve for unrecognized tax benefits, excluding interest and penalties. Of the total, $1.9 million (net of the federal benefit for state taxes) would impact the effective tax rate if recognized.

PCA recognizes interest accrued related to unrecognized tax benefits and penalties as income tax expense. For the years ended December 31, 2021 and 2020, we had $0.2 million and $1.2 million, respectively, of interest and penalties recorded for unrecognized tax benefits. PCA does not expect the unrecognized tax benefits to change significantly over the next 12 months.

PCA is subject to income taxation in the United States, various state and local jurisdictions, Canada and Hong Kong. A federal examination of the 2016 tax year concluded in March 2021. The tax years 2018 - 2021 remain open to federal examination. The tax years 2017 - 2021 remain open to state examinations. Some foreign tax jurisdictions are open to examination for the 2009 tax year forward. Through the Boise acquisition, PCA recorded net operating losses and credit carryforwards from 2008 through 2011 and 2013 that are subject to examinations and adjustments for at least three years following the year in which utilized.
9.
Goodwill and Intangible Assets

Goodwill

Goodwill represents the excess of the cost of an acquired business over the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed in a business combination. At December 31, 2021 and 2020, we had $923.5 million and $863.5 million of goodwill recorded in our Packaging segment on our Consolidated Balance Sheets. At December 31, 2021 and 2020, we had no goodwill recorded in our Paper segment on our Consolidated Balance Sheets.

Changes in the carrying amount of our goodwill were as follows (dollars in millions):

			Total
	Packaging	Paper	Goodwill
Balance at January 1, 2020	$863.5	$55.2	$918.7
Impairment of Paper segment	—	(55.2)	(55.2)
Balance at December 31, 2020	863.5	—	863.5
Acquisition (a)	60.0	—	60.0
Balance at December 31, 2021	$923.5	$—	$923.5

(a)
In connection with the December 2021 acquisition of Advance Packaging, the Company recorded $60.0 million of goodwill in the Packaging segment.

See Note 5, Acquisitions, for more information.

Goodwill Impairment

During the second quarter of 2020, with the exacerbated deterioration in uncoated freesheet market conditions arising from the COVID-19 pandemic and the estimated impact on our Paper segment and its projected future results of operations, we identified a triggering event indicating possible impairment of goodwill and our long-lived assets within our Paper reporting unit. An interim quantitative impairment analysis was performed as of May 31, 2020 for the Paper reporting unit, which is the same as our Paper reportable segment. We estimated the fair value of the Paper reporting unit using a combination of the income approach and the market approach, as further described below. Based on the evaluation performed, we determined that the carrying value of the Paper reporting unit exceeded its fair value, which resulted in a goodwill impairment charge totaling $55.2 million. The impairment charge is included in “Goodwill impairment” on our Consolidated Statements of Income and Comprehensive Income and is not tax deductible.

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

Intangible Assets

Intangible assets are comprised of customer relationships and trademarks and trade names. As a result of the triggering event described above, we also performed a recoverability test on our long-lived assets within the Paper segment, including long lived intangible assets, as of May 31, 2020. The recoverability test was based on forecasts of undiscounted cash flows. The results of the recoverability test indicated that the long-lived assets within our Paper segment, inclusive of the long lived intangible assets, were 100% recoverable.

The weighted average useful life, gross carrying amount, and accumulated amortization of our intangible assets were as follows (dollars in millions):

	As of December 31, 2021			As of December 31, 2020
	Weighted Average Remaining Useful Life (in Years)	Gross Carrying Amount	Accumulated Amortization	Weighted Average Remaining Useful Life (in Years)	Gross Carrying Amount	Accumulated Amortization
Customer relationships (b)(c)	8.5	$551.1	$254.9	9.1	$503.8	$220.2
Trademarks and trade names (b)	8.4	37.6	25.5	9.3	34.8	23.0
Other (b)	2.2	4.4	4.3	1.2	4.3	3.8
Total intangible assets (excluding goodwill)	8.5	$593.1	$284.7	9.1	$542.9	$247.0

(b)
In connection with the December 2021 acquisition of Advance Packaging, the Company recorded intangible assets of $47.3 million for customer relationships, $2.8 million for trade names, and $0.1 million for other intangibles.
(c)
During the second quarter of 2020, the Company recorded a $4.5 million adjustment to decrease the remaining book value of the customer relationships intangible asset as a result of the closure of the San Lorenzo, California corrugated products facility.

Amortization expense was $37.7 million, $42.9 million (including the $4.5 million adjustment to the customer relationships intangible asset related to the San Lorenzo, California facility closure, which was written off to amortization expense), and $38.6 million for the years ended December 31, 2021, 2020, and 2019, respectively. Estimated amortization expense of intangible assets over the next five years is expected to approximate $40.2 million (2022), $39.2 million (2023), $38.7 million (2024), and $38.5 million (2025 and 2026).

Impairment Testing

We test goodwill for impairment annually in the fourth quarter or sooner if events or changes in circumstances indicate that the carrying value of the asset may exceed fair value. Additionally, when we experience changes to our business or operating environment, we evaluate the remaining useful lives and recoverability of our finite-lived purchased intangible assets to determine whether any adjustments to the useful lives or impairment are necessary. We completed our annual qualitative assessment in the fourth quarter, and there was no indication of goodwill or intangible asset impairment.

10.
Accrued Liabilities

The components of accrued liabilities were as follows (dollars in millions):

	December 31,
	2021	2020
Compensation and benefits	$157.1	$126.5
Customer rebates and other credits	36.9	27.1
Medical insurance and workers’ compensation	26.9	25.5
Franchise, property, sales and use taxes	17.6	16.5
Environmental liabilities and asset retirement obligations	4.0	4.6
Severance, retention, and relocation	2.7	4.1
Other	9.8	11.9
Total	$255.0	$216.2

11.
Debt

At December 31, 2021 and 2020, our long-term debt and interest rates on that debt were as follows (dollars in millions):

	December 31, 2021	December 31, 2020
	Amount	Amount
Revolving Credit Facility	$—	$—
4.50% Senior Notes, net of discount of $0.6 million as of December 31, 2020, due November 2023	—	699.4
3.65% Senior Notes, net of discount of $0.4 million and $0.5 million as of December 31, 2021 and 2020, respectively, due September 2024	399.6	399.5
3.40% Senior Notes, net of discount of $1.0 million and $1.2 million as of December 31, 2021 and 2020, respectively, due December 2027	499.0	498.8
3.00% Senior Notes, net of discount of $0.5 million and $0.6 million as of December 31, 2021 and 2020, respectively, due December 2029	499.5	499.4
4.05% Senior Notes, net of discount of $3.4 million as of both December 31, 2021 and 2020, due December 2049	396.6	396.6
3.05% Senior Notes, net of discount of $3.7 million as of December 31, 2021, due October 2051	696.3	—
Total	2,491.0	2,493.7
Less unamortized debt issuance costs	19.5	14.3
Total long-term debt	$2,471.5	$2,479.4

On September 21, 2021, the Company issued $700.0 million of 3.05% senior notes due 2051 through a registered public offering, for the purpose of refinancing its $700.0 million of 4.50% notes due November 1, 2023. On October 8, 2021, the Company completed the redemption of the old 4.50% notes for $769.8 million, which included a redemption premium of $56.1 million and $13.7 million of accrued and unpaid interest. The redemption of the old 4.50% notes also included a $1.4 million write-off of the remaining balance of unamortized debt issuance costs and a $0.5 million write-off of the remaining balance of unamortized debt discount. PCA used the proceeds of the offering of the new 3.05% notes and cash on hand to fund the redemption and the $7.7 million of debt issuance costs associated with the new notes. The debt issuance costs are amortized to interest expense using the effective interest method over the term of the notes.

As of December 31, 2021, the details of our borrowings were as follows:

•
Senior Unsecured Credit Agreement. On June 8, 2021, we entered into a revolving credit agreement with various financial institutions (the "New Revolving Credit Agreement"), which replaced the old Credit Agreement, dated August 29, 2016 (the "Old Credit Agreement"). The Old Credit Agreement was scheduled to terminate on August 29, 2021. Loans under the New Revolving Credit Agreement bear interest at LIBOR plus an applicable margin based upon the public ratings of PCA's senior long-term unsecured debt or PCA's gross leverage ratio. The New Revolving Credit Agreement is a $350 million unsecured revolving credit facility, which has a five-year term and is available for borrowings on a revolving basis for general corporate purposes. At December 31, 2021, unused borrowing capacity was $323.2 million, which includes various outstanding letters of credit. The outstanding letters of credit were primarily for workers compensation. We are required to pay commitment fees on the unused portions of the credit facility.
•
4.50% Senior Notes. On October 22, 2013, we issued $700.0 million of 4.50% senior notes due November 1, 2023, through a registered public offering. The senior notes were paid off on October 8, 2021 with the proceeds received from the September 2021 offering discussed above and cash on hand.
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

•
3.05% Senior Notes. On September 21, 2021, we issued $700.0 million of 3.05% senior notes due October 1, 2051, through a registered public offering.

The instruments governing our indebtedness contain financial and other covenants that limit the ability of PCA and its subsidiaries to enter into sale and leaseback transactions, incur liens, incur indebtedness at the subsidiary level, enter into certain transactions with affiliates, merge or consolidate with any other person or sell or otherwise dispose of all or substantially all of our assets. Our credit facility also requires us to comply with certain financial covenants, including maintaining a minimum interest coverage ratio and a maximum leverage ratio. A failure to comply with these restrictions could lead to an event of default, which could result in an acceleration of any outstanding indebtedness and/or prohibit us from drawing on the revolving credit facility. An acceleration under the revolving credit facility may also constitute an event of default under the senior notes indenture. At December 31, 2021, we were in compliance with these covenants.

At December 31, 2021, we have $2,491.0 million of fixed-rate senior notes outstanding. At December 31, 2021, the fair value of our fixed-rate debt was estimated to be $2,650.1 million. The difference between the book value and fair value is due to the difference between the period-end market interest rate and the stated rate of our fixed-rate debt. We estimated the fair value of our fixed-rate debt using quoted market prices (Level 2 inputs), discussed further in Note 2, Summary of Significant Accounting Policies.

Repayments, Interest, and Other

In October 2021, we used the net proceeds from the September 2021 offering of the new 3.05% notes and cash on hand to redeem the 4.50% notes. We completed the redemption of the old 4.50% notes for $769.8 million, which included a redemption premium and accrued and unpaid interest.

In 2020, we did not repay any outstanding debt, as we did not have any maturities of our Senior Notes during 2020.

In December 2019, we used the net proceeds from the November 2019 offering of the new 3.00% and 4.05% notes and cash on hand to redeem the two series of old notes (aggregate principal amount of $900 million) outstanding at the time. We completed the redemption of those old notes for $928.4 million, which included redemption premiums and accrued and unpaid interest.

As of December 31, 2021, annual principal maturities for debt, excluding unamortized debt discount, are: none for 2022 through 2023, $400.0 million for 2024; none for 2025; and $2.1 billion for 2026 and thereafter.

Interest payments paid in connection with the Company’s debt obligations for the years ended December 31, 2021, 2020, and 2019 were $149.6 million (including redemption premiums of $56.1 million), $97.0 million, and $114.0 million (including redemption premiums of $22.2 million), respectively. As of December 31, 2021, the estimated future interest payments for the Company's debt obligations are: $84.7 million for 2022; $84.2 million for 2023 and 2024; $69.6 million for 2025; and $1.0 billion for 2026 and thereafter.

Included in interest expense, net, are amortization of financing costs and, for 2019, amortization of treasury lock settlements. Amortization of financing costs in 2021, 2020, and 2019 was $3.4 million (including a $1.4 million write-off of deferred debt issuance costs related to the October 2021 debt refinancing), $2.0 million, and $4.5 million (including a $1.8 million write-off of deferred debt issuance costs related to the November 2019 debt refinancing), respectively. Amortization of treasury lock settlements was an $18.2 million net loss in 2019 (including a $13.1 million write-off of the remaining balance for treasury locks related to the November 2019 debt refinancing).

12.
Cash, Cash Equivalents, and Marketable Debt Securities

The following table shows the Company’s cash and available-for-sale (AFS) debt securities by major asset category at December 31, 2021 and 2020 (in millions):

	December 31, 2021
	Adjusted Cost Basis	Unrealized Gain	Unrealized Loss	Fair Value	Cash and Cash Equivalents	Short-Term Marketable Debt Securities	Long-Term Marketable Debt Securities
Cash and cash equivalents	$612.3	$—	$—	$612.3	$612.3	$—	$—
Level 1 (a):
U.S. Treasury securities	26.4	—	(0.1)	26.3	2.0	14.7	9.6
Money market funds	0.9	—	—	0.9	0.9	—	—
Subtotal	27.3	—	(0.1)	27.2	2.9	14.7	9.6
Level 2 (b):
Corporate debt securities	118.9	—	(0.3)	118.6	3.5	66.0	49.1
U.S. government agency securities	4.8	—	—	4.8	—	3.5	1.3
Certificates of deposit	1.9	—	—	1.9	—	1.9	—
Subtotal	125.6	—	(0.3)	125.3	3.5	71.4	50.4
Total	$765.2	$—	$(0.4)	$764.8	$618.7	$86.1	$60.0

	December 31, 2020
	Adjusted Cost Basis	Unrealized Gain	Unrealized Loss	Fair Value	Cash and Cash Equivalents	Short-Term Marketable Debt Securities	Long-Term Marketable Debt Securities
Cash and cash equivalents	$970.5	—	—	$970.5	$970.5	$—	$—
Level 1 (a):
U.S. Treasury securities	28.1	0.2	—	28.3	—	18.9	9.4
Money market funds	0.6	—	—	0.6	0.6	—	—
Subtotal	28.7	0.2	—	28.9	0.6	18.9	9.4
Level 2 (b):
Corporate debt securities	107.5	0.3	—	107.8	1.4	77.1	29.3
U.S. government agency securities	6.6	—	—	6.6	—	2.6	4.0
Certificates of deposit	5.9	—	—	5.9	1.1	4.8	—
Commercial paper	3.2	—	—	3.2	1.0	2.2	—
Subtotal	123.2	0.3	—	123.5	3.5	86.7	33.3
Total	$1,122.4	$0.5	$—	$1,122.9	$974.6	$105.6	$42.7

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

For the years ended December 31, 2021, 2020 and 2019, net realized gains and losses on the sales and maturities of certain marketable debt securities were insignificant.

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

As of December 31, 2021 and 2020, we do not consider any of the impairments related to our marketable debt securities to be the result of credit losses. Therefore, we have not recorded an allowance for credit losses related to our marketable debt securities. All unrealized gains and losses were recorded in other comprehensive income (OCI).

The following table provides information about the Company’s marketable debt securities that have been in a continuous loss position as of December 31, 2021 and 2020 (in millions, except number of marketable debt securities in a loss position):

	December 31, 2021			December 31, 2020
	Fair Value of Marketable Debt Securities	Number of Marketable Debt Securities in a Loss Position	Unrealized Losses	Fair Value of Marketable Debt Securities	Number of Marketable Debt Securities in a Loss Position	Unrealized Losses (c)
Corporate debt securities	$106.9	153	$0.3	$42.9	56	$—
U.S. Treasury securities	22.4	27	0.1	1.7	3	—
Certificates of deposit	0.5	1	—	1.3	2	—
U.S. government agency securities	4.8	6	—	—	—	—
Commercial paper	—	—	—	2.2	1	—
	$134.6	187	$0.4	$48.1	62	$—

(c)
Unrealized losses were insignificant for the period ended December 31, 2020.
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

	Pension Plans		Postretirement Plans
	Year Ended December 31		Year Ended December 31
	2021	2020	2021	2020
Change in Benefit Obligation:
Benefit obligation at beginning of period	$1,565.6	$1,420.1	$13.1	$14.5
Service cost	21.4	23.0	0.2	0.3
Interest cost	29.6	39.8	0.3	0.4
Plan amendments	2.1	1.3	(0.1)	—
Actuarial (gain) loss (a)	(61.1)	132.0	1.3	(1.5)
Participant contributions	—	—	0.6	0.9
Benefits paid	(53.8)	(50.6)	(1.8)	(1.5)
Benefit obligation at plan year end	$1,503.8	$1,565.6	$13.6	$13.1
Accumulated benefit obligation portion of above	$1,464.8	$1,520.4
Change in Fair Value of Plan Assets:
Plan assets at fair value at beginning of period	$1,300.7	$1,073.8	$—	$—
Actual return on plan assets	84.7	193.8	—	—
Company contributions	51.1	83.7	1.2	0.6
Participant contributions	—	—	0.6	0.9
Benefits paid	(53.8)	(50.6)	(1.8)	(1.5)
Fair value of plan assets at plan year end	$1,382.7	$1,300.7	$—	$—
Underfunded status	$(121.1)	$(264.9)	$(13.6)	$(13.1)
Amounts Recognized on Consolidated Balance Sheets:
Current liabilities	$(1.9)	$(1.2)	$(0.6)	$(0.6)
Noncurrent liabilities	(119.2)	(263.7)	(13.0)	(12.5)
Accrued obligation recognized at December 31	$(121.1)	$(264.9)	$(13.6)	$(13.1)
Amounts Recognized in Accumulated Other Comprehensive Loss (Income) (Pre-Tax):
Prior service cost (credit)	$20.0	$21.7	$(4.7)	$(4.9)
Actuarial loss (gain)	130.4	223.5	(3.6)	(5.5)
Total	$150.4	$245.2	$(8.3)	$(10.4)

(a)
For the year ended December 31, 2021, the most significant driver of the decrease in benefit obligations for the pension plans was the actuarial gains due to an increase in the discount rate assumption. The OPEB plans experienced an actuarial loss primarily due to adverse medical claims experience that was partially offset by the effect of the change in the discount rate assumption. For the year ended December 31, 2020, the most significant driver of the increase in benefit obligations for the plans was the actuarial losses due to the decrease in the discount rate assumption. The OPEB plans experienced a net actuarial gain primarily due to changes in demographic assumptions that were partially offset by the effect of the change in the discount rate assumption.

Components of Net Periodic Benefit Cost and Other Comprehensive (Income) Loss

The components of net periodic benefit cost and other comprehensive (income) loss (pretax) were as follows (dollars in millions):

	Pension Plans			Postretirement Plans
	Year Ended December 31,			Year Ended December 31,
	2021	2020	2019	2021	2020	2019
Service cost	$21.4	$23.0	$24.5	$0.2	$0.3	$0.3
Interest cost	29.6	39.8	47.0	0.3	0.4	0.5
Expected return on plan assets	(63.1)	(56.8)	(52.1)	—	—	—
Net amortization of unrecognized amounts:
Prior service cost (credit)	3.8	4.3	6.3	(0.4)	(0.4)	(0.3)
Actuarial loss (gain)	10.4	10.8	7.0	(0.5)	(0.4)	(0.4)
Net periodic benefit cost	$2.1	$21.1	$32.7	$(0.4)	$(0.1)	$0.1
Changes in plan assets and benefit obligations recognized in other comprehensive (income) loss:
Actuarial net loss (gain)	$(82.7)	$(5.0)	$51.8	$1.3	$(1.5)	$0.2
Prior service cost (credit)	2.1	1.3	2.3	(0.1)	—	(0.3)
Amortization of prior service cost (credit)	(3.8)	(4.3)	(6.3)	0.4	0.4	0.3
Amortization of actuarial loss (gain)	(10.4)	(10.8)	(7.0)	0.5	0.4	0.4
Total recognized in other comprehensive loss (income) (b)	$(94.8)	$(18.8)	$40.8	$2.1	$(0.7)	$0.6
Total recognized in net periodic benefit cost and other comprehensive loss (income) (pre-tax)	$(92.7)	$2.3	$73.5	$1.7	$(0.8)	$0.7

(b)
Accumulated losses in excess of 10% of the greater of the projected benefit obligation or the market-related value of assets will be recognized on a straight-line basis over the average remaining service period of active employees in PCA plans (which is between six and nine years) and over the average remaining lifetime of inactive participants of Boise plans (which is between 22 and 26 years), to the extent that losses are not offset by gains in subsequent years.

As of both December 31, 2021 and 2020, the accumulated benefit obligations for the plans with obligations in excess of plan assets is $1.4 billion, and the pension benefit obligations for the plans with obligations in excess of plan assets is $1.4 billion and $1.5 billion for those same periods, respectively. Additionally, the fair value of the plan assets for the plans with obligations in excess of plan assets is $1.3 billion and $1.2 billion as of December 31, 2021 and 2020, respectively.

Assumptions

The following table presents the assumptions used in the measurement of our benefits obligations:

	Pension Plans			Postretirement Plans
	December 31,			December 31,
	2021	2020	2019	2021	2020	2019
Weighted-Average Assumptions Used to Determine Benefit Obligations at December 31:
Discount rate	2.89%	2.57%	3.25%	2.91%	2.60%	3.18%
Rate of compensation increase	4.00%	4.00%	4.00%	N/A	N/A	N/A
Weighted-Average Assumptions Used to Determine Net Periodic Benefit Cost for the Years Ended December 31:
Discount rate	2.57%	3.25%	4.31%	2.60%	3.18%	4.21%
Expected return on plan assets	4.91%	5.29%	6.06%	N/A	N/A	N/A
Rate of compensation increase	4.00%	4.00%	4.00%	N/A	N/A	N/A

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

Asset Return Assumption. The expected return on plan assets reflects the expected long-term rates of return for the categories of investments currently held in the plans as well as anticipated returns for additional contributions made in the future. The expected long-term rate of return is adjusted when there are fundamental changes in expected returns on the plan investments. The weighted-average expected return on plan assets we will use in our calculation of 2022 net periodic pension benefit cost is 4.08%.

Rate of Compensation Increase. The rate of compensation increase is determined by PCA based upon annual reviews. The compensation increase assumption is not applicable for all plans as many of our pension plans are frozen and not accruing benefits.

Health Care Cost Trend Rate Assumptions. PCA assumed health care cost trend rates for its postretirement benefits plans were as follows:

	2021	2020	2019
Health care cost trend rate assumed for next year	6.55%	6.82%	7.09%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.50%	4.50%	4.50%
Year that the rate reaches the ultimate trend rate	2030	2029	2029

Postretirement Health Care Plan Assumptions. For postretirement health care plan accounting, PCA reviews external data and its own historical trends for health care costs to determine the health care cost trend rate assumption.

Investment Policies and Strategies

PCA has retained the services of professional advisors to oversee pension investments and provide recommendations regarding investment strategy. PCA’s overall strategy and related apportionments between equity and debt securities may change from time to time based on market conditions, external economic factors, and the funded status of the plans. The general investment objective for all of our plan assets is to optimize growth of the pension plan trust assets, while minimizing the risk of significant losses to enable the plans to satisfy their benefit payment obligations over time. The objectives take into account the long-term nature of the benefit obligations, the liquidity needs of the plans, and the expected risk/return trade-offs of the asset classes in which the plans may choose to invest. Assets of our pension plans were invested in the following classes of securities at December 31, 2021 and 2020:

	Percentage of Fair Value at December 31,
	2021	2020
Fixed income securities	67%	48%
International equity securities	18%	29%
Domestic equity securities	13%	21%
Other	2%	2%

At December 31, 2021, the targeted investment allocations differed between the plans based on funded status. For our pension plans, the weighted average target allocation of plan assets was 70% in fixed income, 29% in equities, and 1% in other. Our retirement committee reviews the investment allocations for reasonableness at a minimum, semi-annually.

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

Fair Value Measurements of Plan Assets

The following tables set forth, by level within the fair value hierarchy, discussed in Note 2, Summary of Significant Accounting Policies, the pension plan assets, by major asset category, at fair value at December 31, 2021 and 2020 (dollars in millions):

	Fair Value Measurements at December 31, 2021
Asset Category	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Net Asset Value (NAV) (a)	Total
Short-term investments	$—	$19.3	$—	$—	$19.3
Common/collective trust funds:
International equities	134.4	20.1	—	90.1	244.6
Domestic equities	—	185.7	—	—	185.7
Corporate and government bonds:
Corporate bonds	—	436.2	—	—	436.2
Government bonds and agencies	—	320.2	—	—	320.2
Fixed income	—	147.7	—	—	147.7
Municipal bonds	—	24.0	—	—	24.0
Private equity securities (b)	—	—	1.5	—	1.5
Total securities at fair value	$134.4	$1,153.2	$1.5	$90.1	$1,379.2
Accrued income					3.5
Total fair value of plan assets					$1,382.7

	Fair Value Measurements at December 31, 2020
Asset Category	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Net Asset Value (NAV) (a)	Total
Short-term investments	$—	$25.1	$—	$—	$25.1
Common/collective trust funds:
International equities	198.4	32.8	—	136.9	368.1
Domestic equities	—	276.9	—	—	276.9
Corporate and government bonds:
Corporate bonds	—	318.3	—	—	318.3
Government bonds and agencies	—	243.4	—	—	243.4
Fixed income	—	49.4	—	—	49.4
Municipal bonds	—	15.9		—	15.9
Private equity securities (b)	—	—	2.0	—	2.0
Total securities at fair value	$198.4	$961.8	$2.0	$136.9	$1,299.1
Accrued income					1.6
Total fair value of plan assets					$1,300.7

(a)
In accordance with ASC 820, Fair Value Measurement, certain investments that do not have readily determinable fair values are measured at fair value using the net asset value (NAV) per share practical expedient and are not classified within the fair value hierarchy.
(b)
Investments in this category are invested in the Pantheon Global Secondary Fund IV, LP. The fund specializes in investments in the private equity secondary market and occasionally directly in private companies to maximize capital growth. Fund investments are carried at fair value as determined quarterly using the market approach to estimate the fair value of private investments. The market approach utilizes prices and other relevant information generated by market transactions, type of security, size of the position, degree of liquidity, restrictions on the disposition, latest round of financing data, current financial position, and operating results, among other factors. In circumstances where fair values are not provided with respect to any of the company's fund investments, the investment advisor will seek to determine the fair value of such investments based on information provided by the general partners or managers of such funds or from other sources. Audited financial statements are provided by fund management annually. Notwithstanding the above, the variety of valuation bases adopted and quality of management data of the ultimate underlying investee companies means that there are inherent difficulties in determining the value of the investments. Amounts realized on the sale of these investments may differ from the calculated values. Boise had originally committed to a $15.0 million investment, with $2.0 million of the commitment unfunded at December 31, 2021.

The following table sets forth a summary of changes in the fair value of the pension plans' Level 3 assets for the year ended December 31, 2021 (dollars in millions):

2021
Balance, beginning of year	$2.0
Acquisitions	—
Purchases	0.4
Sales	(0.9)
Unrealized gain	—
Balance, end of year	$1.5

Funding and Cash Flows

PCA makes pension plan contributions that are sufficient to fund its actuarially determined costs, generally equal to the minimum amounts required by the Employee Retirement Income Security Act (ERISA). From time to time, PCA may make discretionary contributions based on the funded status of the plans, tax deductibility, income from operations, and other factors. In 2021, 2020, and 2019, we made contributions of $50.0 million, $82.5 million, and $57.9 million, respectively, to our qualified pension plans. We do not have a required minimum contribution amount established for 2022, but we expect to make discretionary contributions to our plans.

The following are estimated benefit payments to be paid to current plan participants by year (dollars in millions). Qualified pension benefit payments are paid from plan assets, while nonqualified pension benefit payments are paid by the Company.

	Pension Plans	Postretirement Plans
2022	$60.1	$0.5
2023	63.9	0.5
2024	66.8	0.5
2025	70.0	0.6
2026 - 2031	469.3	3.9

Defined Contribution Plans

Some of our employees participate in contributory defined contribution savings plans, available to most of our salaried and hourly employees. The defined contribution plans permit participants to make contributions by salary reduction pursuant to Section 401(k) of the Code. PCA made employer-matching contributions of $38.2 million, $40.8 million, and $39.0 million in 2021, 2020, and 2019, respectively. All company-matching contributions to all employees were made in cash. We expense employer matching contributions and charge dividends on shares held by the ESOP to retained earnings. Shares of company stock held by the ESOP are included in basic shares for earnings-per-share computations. At both December 31, 2021 and 2020, the ESOP held 1.2 million shares of Company stock.

Certain salaried and hourly employees that are not participating in a PCA sponsored defined benefit pension plan receive a service-related company retirement contribution to their defined contribution plan account in addition to any employer matching contribution. This contribution increases with years of service and ranges from 3% to 5% of base pay. We contributed $46.4 million, $39.4 million, and $36.7 million for this retirement contribution during the years ended December 31, 2021, 2020, and 2019, respectively.

Deferred Compensation Plans

Key managers can elect to participate in a deferred compensation plan. The deferred compensation plan is unfunded; therefore, benefits are paid from our general assets. At December 31, 2021 and 2020, we had $25.2 million and $22.6 million, respectively, of liabilities attributable to participation in our deferred compensation plan on our Consolidated Balance Sheets.

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

The following table describes changes to the asset retirement obligation liability (dollars in millions):

	Year Ended December 31,
	2021	2020
Asset retirement obligation at beginning of period	$31.8	$27.8
Accretion expense	1.2	1.3
Liabilities incurred	1.0	—
Revisions in estimated cash flows (a)	(4.5)	3.5
Payments	(0.1)	(0.8)
Asset retirement obligation at end of period	$29.4	$31.8
(a)
For 2021 and 2020, primarily consists of an asset retirement adjustment of $4.2 million and $4.5 million, respectively, related to the San Lorenzo, California facility closure.

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

15.
Share-Based Compensation

The Company has a long-term equity incentive plan, which allows for grants of restricted stock, performance awards, stock appreciation rights, and stock options to directors, officers, and employees, as well as others who engage in services for PCA. On February 25, 2020, our board of directors approved, and, on May 5, 2020, our stockholders approved, the amendment and restatement of the plan. The amendment extended the plan’s term to May 5, 2030 and increased the number of shares of common stock available for issuance under the plan by 1.4 million shares. The total number of shares authorized for past and future awards is 12.0 million shares.

As of December 31, 2021, assuming performance units are paid out at the target level of performance, 1.3 million shares were available for future grants under the current plan. Forfeitures are added back to the pool of shares of common stock available to be granted at a future date.

Restricted Stock

Restricted stock awards granted to officers and employees generally vest at the end of a four-year period, and restricted stock awards granted to directors vest immediately. A summary of the Company’s restricted stock activity follows:

	2021		2020		2019
	Shares	Weighted Average Grant- Date Fair Value	Shares	Weighted Average Grant- Date Fair Value	Shares	Weighted Average Grant- Date Fair Value
Restricted stock at January 1	669,102	$102.55	716,952	$94.50	743,591	$86.90
Granted	173,970	134.10	204,960	94.25	199,499	95.48
Vested (a)	(182,779)	108.59	(244,823)	72.11	(212,809)	68.59
Forfeitures	(8,845)	111.73	(7,987)	99.94	(13,329)	98.86
Restricted stock at December 31	651,448	$109.16	669,102	$102.55	716,952	$94.50

(a)
The total fair value of awards upon vesting for the years ended December 31, 2021, 2020, and 2019 was $24.8 million, $23.6 million, and $19.9 million, respectively.

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

	2021		2020		2019
	Units	Weighted Average Grant- Date Fair Value	Units	Weighted Average Grant- Date Fair Value	Units	Weighted Average Grant- Date Fair Value
Performance units at January 1	357,417	$103.63	323,147	$96.56	266,704	$90.01
Granted	95,236	140.47	111,287	99.20	109,545	97.24
Vested (b)	(74,894)	134.53	(77,017)	67.57	(53,102)	65.03
Forfeitures	(19,667)	132.58	—	—	—	—
Performance units at December 31	358,092	$105.38	357,417	$103.63	323,147	$96.56

(b)
The total fair value of awards upon vesting, including dividends, for the years ended December 31, 2021, 2020, and 2019 was $11.0 million, $8.5 million, and $5.5 million, respectively. Upon vesting of the awards in 2021, 2020, and 2019, PCA issued 81,577 shares, 86,015 shares, and 59,165 shares, respectively. For 2021, 2020, and 2019, these amounts included 6,683 shares, 8,998 shares, and 6,063 shares, respectively, for dividends accrued during the vesting period.

Compensation Expense

Our share-based compensation expense is recorded in “Cost of sales” and “Selling, general, and administrative expenses” Compensation expense for share-based awards recognized in the Consolidated Statements of Income, net of forfeitures was as follows (dollars in millions):

	Year Ended December 31,
	2021	2020	2019
Restricted stock	$23.0	$20.1	$22.6
Performance units	12.5	9.9	7.8
Impact on income before income taxes	35.5	30.0	30.4
Income tax benefit	(8.9)	(7.6)	(7.6)
Impact on net income	$26.6	$22.4	$22.8

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

For performance unit awards made in 2021, 2020, and 2019, in terms of grant date value, 50% used total shareholder return (TSR) as the performance measure and 50% used return on invested capital (ROIC) as the performance measure. All units awarded before 2018 used ROIC as the performance measure. The ROIC component of performance unit awards is valued based on the closing price of the stock on the grant date. As the ROIC component contains a performance condition, compensation expense, net of estimated forfeitures, is recorded over the requisite service period based on the most probable number of awards expected to vest. The TSR component of performance unit awards is valued using a Monte Carlo simulation as the TSR component contains a market condition. The Monte Carlo simulation estimates the fair value of the TSR component based on the expected term of the award, a risk-free interest rate, expected dividends, and expected volatility of the Company’s common stock and the common stock of the peer companies. Compensation expense is recorded ratably over the expected term of the award.

The unrecognized compensation expense for all share-based awards was as follows (dollars in millions):

	December 31, 2021
	Unrecognized Compensation Expense	Remaining Weighted Average Recognition Period (in years)
Restricted stock	$26.1	2.4
Performance units	17.9	2.1
Total unrecognized share-based compensation expense	$44.0	2.3

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

Interest Rate Risk

The Company previously used treasury lock derivative instruments to manage interest costs and the risk associated with changes in the ten-year U.S. Treasury Note rate, which served as a reference in determining the interest rates applicable to the Company's debt securities issued in March 2008 and June 2012. Upon settlement of the interest rate protection agreements, the Company recorded the effective portion of the settlements in accumulated OCI. These amounts were then amortized over the terms of the respective notes.

During the fourth quarter of 2019, the Company recorded a charge of $13.1 million in interest expense from the write-off of the remaining treasury lock balance due to the redemption of the 3.90% notes on December 23, 2019. The Company has not entered into any new interest rate protection agreements subsequent to the fourth quarter 2019 write-off of the remaining treasury lock balance.

Derivative Instruments

The impact of derivative instruments on the consolidated statements of income and accumulated OCI was as follows (dollars in millions):

	Loss Reclassified from Accumulated OCI into Income (Effective Portion) Year Ended December 31,
	2021	2020	2019
Amortization of treasury locks (included in interest expense, net)	$—	$—	$(18.2)

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

17.
Stockholders' Equity

Dividends

During the year ended December 31, 2021, we paid $379.8 million of dividends to shareholders. On December 9, 2021, PCA's Board of Directors declared a regular quarterly cash dividend of $1.00 per share of common stock, which was paid on January 14, 2022 to shareholders of record as of December 20, 2021. The dividend payment was $93.5 million.

Share Repurchase Program

On January 26, 2022, PCA announced that its Board of Directors authorized the repurchase of an additional $1 billion of the Company's outstanding common stock. At the time of the announcement, there was no remaining authority under previously announced programs. Repurchases may be made from time to time in open market or privately negotiated transactions in accordance with applicable securities regulations. The timing and amount of repurchases will be determined by the Company in its discretion based on factors such as PCA’s stock price and market and business conditions.

During the fourth quarter of 2021, we paid $193.0 million to repurchase 1.4 million shares of common stock, which fully depleted the remaining February 2016 authorization of $200.0 million. All shares repurchased have been retired. The Company did not repurchase any shares of its common stock under this authority during the years ended December 31, 2020 and 2019.

Accumulated Other Comprehensive Income (Loss)

Changes in AOCI, net of taxes, by component follows (dollars in millions). Amounts in parentheses indicate losses.

	Foreign Currency Translation Adjustments	Unrealized Loss on Foreign Exchange Contracts	Unrealized (Loss) Gain on Marketable Debt Securities	Unfunded Employee Benefit Obligations	Total
Balance at January 1, 2020	$(0.4)	$(0.2)	$—	$(158.9)	$(159.5)
Other comprehensive income before reclassifications	—	—	0.3	4.0	4.3
Amounts reclassified from AOCI	—	—	—	10.7	10.7
Net current-period other comprehensive income (loss)	—	—	0.3	14.7	15.0
Balance at December 31, 2020	$(0.4)	$(0.2)	$0.3	$(144.2)	$(144.5)
Other comprehensive income before reclassifications	—	—	(0.5)	59.4	58.9
Amounts reclassified from AOCI	0.4	—	—	10.0	10.4
Net current-period other comprehensive income (loss)	0.4	—	(0.5)	69.4	69.3
Balance at December 31, 2021	$—	$(0.2)	$(0.2)	$(74.8)	$(75.2)

The following table presents information about reclassifications out of AOCI (dollars in millions). Amounts in parentheses indicate expenses in the Consolidated Statements of Income.

	Amounts Reclassified from AOCI Year Ended December 31,
Details about AOCI Components	2021	2020
Unfunded employee benefit obligations (a)
Amortization of prior service costs	$(3.4)	$(3.9)
Amortization of actuarial gains / (losses)	(9.9)	(10.4)
	(13.3)	(14.3)	Total before tax
	3.3	3.6	Tax benefit
	$(10.0)	$(10.7)	Net of tax

(a)
These AOCI components are included in the computation of net pension and postretirement benefit costs. See Note 13, Employee Benefit Plans and Other Postretirement Benefits, for additional information.

18.
Concentrations of Risk

Our Paper segment has had a long-standing commercial and contractual relationship with Office Depot, our largest customer in the paper business. This relationship exposes us to a significant concentration of business and financial risk. Our sales to Office Depot represented approximately 4% and 5% of our total Company sales for 2021 and 2020, respectively, and about 51% and 45% of our Paper segment sales revenue for those periods, respectively. At December 31, 2021 and 2020, we had $49.8 million and $39.6 million of accounts receivable due from Office Depot, respectively, which represents approximately 4% and 5% of our total Company receivables, respectively.

In 2021, sales to Office Depot represented about 51% of our Paper segment sales. If these sales are reduced, we would need to find new customers. We may not be able to fully replace any lost sales, and any new sales may be at lower prices or higher costs. Any significant deterioration in the financial condition of Office Depot affecting its ability to pay or any other change that affects its willingness to purchase our products will harm our business and results of operations.

Labor

At December 31, 2021, we had approximately 15,200 employees and approximately 45% of these employees worked pursuant to collective bargaining agreements. Approximately 63% of our hourly employees are represented by unions. The majority of our unionized employees are represented by the United Steel Workers (USW), the International Brotherhood of Teamsters (IBT), the International Association of Machinists (IAM), and the Association of Western Pulp and Paper Workers (AWPPW). Of the employees who work pursuant to collective bargaining agreements, approximately 2% work pursuant to collective bargaining agreements that will expire within the next twelve months.

19.
Transactions With Related Parties

Louisiana Timber Procurement Company, L.L.C. (LTP) is a variable-interest entity that is 50% owned by PCA and 50% owned by Boise Cascade Company (Boise Cascade). LTP procures sawtimber, pulpwood, residual chips, and other residual wood fiber to meet the wood and fiber requirements of PCA and Boise Cascade in Louisiana. PCA is the primary beneficiary of LTP and has the power to direct the activities that most significantly affect the economic performance of LTP. Therefore, we consolidate 100% of LTP in our financial statements in our Corporate and Other segment. The carrying amounts of LTP's assets and liabilities (which relate primarily to non-inventory working capital items) on our Consolidated Balance Sheets were $3.5 million at December 31, 2021 and $2.5 million at December 31, 2020. For 2021, 2020, and 2019, we recorded $84.4 million, $70.6 million, and $81.7 million, respectively, of LTP sales to Boise Cascade in “Net Sales” in the Consolidated Statements of Income and approximately the same amount of expenses in “Cost of Sales”.

Fiber purchases from related parties were $13.5 million for 2021, $12.6 million for 2020, and $16.8 million for 2019. Most of these purchases related to chip and log purchases by LTP from Boise Cascade's wood products business. These purchases are recorded in “Cost of Sales” in the Consolidated Statements of Income.

20.
Segment Information

We report our business in three reportable segments: Packaging, Paper, and Corporate and Other. These segments represent distinct businesses that are managed separately because of differing products and services. Each of these businesses requires distinct operating and marketing strategies.

Our Jackson, Alabama mill had historically operated as a UFS mill, with its results of operations reported in our Paper segment. During the fourth quarter of 2020, in order to meet strong packaging demand and maintain appropriate inventory levels, we temporarily began producing linerboard on the No. 3 machine at our Jackson, Alabama mill. In the first quarter of 2021, we announced the discontinuation of production of uncoated freesheet paper grades on the machine and the permanent conversion of the machine to produce linerboard and other paper-to-containerboard conversion related activities. Before October 2020, operating results for the Jackson mill were included in the Paper segment. Beginning in October 2020, operating results for the Jackson mill are included in both the Packaging and Paper segments.

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

Segment sales to external customers by product line were as follows (dollars in millions):

	Year Ended December 31,
	2021	2020	2019
Packaging	$7,052.6	$5,919.5	$5,932.2
Paper	599.7	674.8	964.3
Corporate and Other	78.0	63.9	67.8
	$7,730.3	$6,658.2	$6,964.3

Sales to foreign unaffiliated customers during the years ended December 31, 2021, 2020, and 2019 were $497.8 million, $318.7 million, and $394.9 million, respectively. At December 31, 2021 and 2020, we did not have any significant long-lived assets held by foreign operations.

An analysis of operations by reportable segment is as follows (dollars in millions):

	Sales, net			Operating		Depreciation,
Year Ended December 31, 2021	Trade	Inter- segment	Total	Income (Loss)		Amortization, and Depletion	Capital Expenditures (k)	Assets
Packaging	$7,036.2	$16.4	$7,052.6	$1,306.0	(a)	$381.0	$562.5	$6,603.3
Paper	599.6	0.1	599.7	39.1	(b)	27.4	30.1	398.9
Corporate and Other	94.5	135.9	230.4	(103.7)	(c)	9.1	12.5	834.6
Intersegment eliminations	—	(152.4)	(152.4)	—		—	—	—
	$7,730.3	$—	$7,730.3	1,241.4		$417.5	$605.1	$7,836.8
Non-operating pension income				19.7
Interest expense, net				(152.4)	(d)
Income before taxes				$1,108.7

	Sales, net			Operating		Depreciation,
Year Ended December 31, 2020	Trade	Inter- segment	Total	Income (Loss)		Amortization, and Depletion	Capital Expenditures (k)	Assets
Packaging	$5,901.7	$17.8	$5,919.5	$829.5	(e)	$365.2	$394.8	$5,744.0
Paper	674.7	0.1	674.8	(20.0)	(f)(g)	36.5	20.1	497.2
Corporate and Other	81.8	131.3	213.1	(85.6)		8.3	6.3	1,192.0
Intersegment eliminations	—	(149.2)	(149.2)	—		—	—	—
	$6,658.2	$—	$6,658.2	723.9		$410.0	$421.2	$7,433.2
Non-operating pension income				2.3
Interest expense, net				(93.5)
Income before taxes				$632.7

	Sales, net			Operating		Depreciation,
Year Ended December 31, 2019	Trade	Inter- segment	Total	Income (Loss)		Amortization, and Depletion	Capital Expenditures (k)	Assets
Packaging	$5,905.1	$27.1	$5,932.2	$963.4	(h)	$342.8	$367.4	$5,491.5
Paper	964.3	—	964.3	175.4	(i)	37.7	23.8	791.4
Corporate and Other	94.9	133.1	228.0	(85.1)		7.0	8.3	952.9
Intersegment eliminations	—	(160.2)	(160.2)	—		—	—	—
	$6,964.3	$—	$6,964.3	1,053.7		$387.5	$399.5	$7,235.8
Non-operating pension expense				(7.9)
Interest expense, net				(128.8)	(j)
Income before taxes				$917.0

(a)	Includes the following:
•

$4.3 million of charges related to the announced discontinuation of uncoated freesheet paper grades on the No. 3 machine at the Jackson, Alabama mill in the first quarter of 2021 associated with the permanent conversion of the machine to produce linerboard and other paper-to-containerboard conversion related activities.

•

$2.8 million of income primarily consisting of an adjustment of the required asset retirement obligation related to the 2020 closure of the San Lorenzo, California facility, a gain on sale of corrugated products facilities, and insurance proceeds received for a natural disaster at one of the corrugated products facilities, partially offset by closure costs related to corrugated products facilities.

	•	$0.4 million of charges for acquisition and integration costs related to the December 2021 Advance Packaging Corporation acquisition.
(b)

Includes $9.3 million of charges related to the announced discontinuation of uncoated freesheet paper grades on the No. 3 machine at the Jackson, Alabama mill in the first quarter of 2021 associated with the permanent conversion of the machine to produce linerboard and other paper-to-containerboard conversion related activities.

(c)	Includes the following:
	•	$0.8 million of income related to a gain on sale of transportation assets.
	•	$0.5 million of charges for acquisition and integration costs related to the December 2021 Advance Packaging Corporation acquisition.
•

$0.4 million of charges related to the announced discontinuation of uncoated freesheet paper grades on the No. 3 machine at the Jackson, Alabama mill in the first quarter of 2021 associated with the permanent conversion of the machine to produce linerboard and other paper-to-containerboard conversion related activities.

(d)

Includes $58.9 million of costs related to the Company's debt refinancing completed in October 2021, which included a redemption premium and the write-off of the remaining balance of unamortized debt issuance costs.

(e)	Includes the following:
•

$27.3 million of closure costs related to corrugated products facilities, substantially all of which relates to the previously announced closure of the San Lorenzo, California facility during the second quarter of 2020, partially offset by income related to the sale of a corrugated products facility during the second quarter of 2020.

•

$10.0 million of charges related to the impact of Hurricane Laura at our DeRidder, Louisiana mill, including unabsorbed costs related to lost production, excess purchased containerboard and freight costs, repair expenses, rental and supplies costs, and other recovery expenses.

•

$6.3 million of incremental, out-of-pocket costs related to COVID-19, including supplies, cleaning and sick pay. Beginning in July 2020, all corresponding COVID-19 related expenses were included in normalized costs.

(f)	Includes the following:
	•	$0.8 million of restructuring costs for paper administrative functions.
•

$0.6 million incremental, out-of-pocket costs related to COVID-19, including supplies, cleaning and sick pay. Beginning in July 2020, all corresponding COVID-19 related expenses were included in normalized costs.

(g)

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

(h)	Includes the following:
	•	$3.0 million of charges for the disposal of fixed assets related to the containerboard mill conversion at our DeRidder, Louisiana mill.
•

$0.8 million of charges related to the second quarter discontinuation of uncoated free sheet and coated one-side white paper grades at the Wallula, Washington mill associated with the conversion of the No. 3 paper machine to produce virgin kraft linerboard.

	•	$0.3 million of charges consisting of closure costs related to corrugated products facilities, partially offset by income from the sale of a building related to a closed corrugated products facility
(i)

Includes $0.2 million of charges related to the second quarter discontinuation of uncoated free sheet and coated one-side white paper grades at the Wallula, Washington mill associated with the conversion of the No. 3 paper machine to produce virgin kraft linerboard.

(j)

Includes $38.7 million of charges related to the Company’s November 2019 debt refinancing, which included redemption premiums and the write-offs of remaining balances of treasury locks and unamortized debt issuance costs.

(k)	Includes “Additions to property, plant, and equipment” and excludes cash used for “Acquisition of business, net of cash acquired” as reported on our Consolidated Statements of Cash Flows.

21.
Commitments, Guarantees, Indemnifications, and Legal Proceedings

We have financial commitments and obligations that arise in the ordinary course of our business. These include long-term debt (discussed in Note 11, Debt), lease obligations (discussed in Note 3, Leases), capital commitments, purchase commitments for goods and services, and legal proceedings (discussed below).

Capital Commitments

The Company had capital commitments of approximately $784.9 million and $304.2 million as of December 31, 2021 and 2020, respectively, in connection with the expansion and replacement of existing facilities and equipment.

Purchase Commitments

In the table below, we set forth our enforceable and legally binding purchase obligations as of December 31, 2021. Some of the amounts are based on management's estimates and assumptions about these obligations, including their duration, the possibility of renewal, anticipated actions by third parties, and other factors. Because these estimates and assumptions are necessarily subjective, our actual payments may vary from those reflected in the table. Purchase orders made in the ordinary course of business are excluded below. Any amounts for which we are liable under purchase orders are reflected on the Consolidated Balance Sheets as accounts payable and accrued liabilities. These obligations relate to various purchase agreements for items such as minimum amounts of energy and fiber purchases over periods ranging from one year to 31 years. Total purchase commitments were as follows (dollars in millions):

2022	$75.0
2023	72.3
2024	40.7
2025	32.7
2026	27.0
Thereafter	72.5
Total	$320.2

The Company purchased a total of $360.8 million, $317.6 million, and $315.0 million during the years ended December 31, 2021, 2020, and 2019, respectively, under these purchase agreements.

Environmental Matters

On August 8, 2019, the EPA issued a notice of violation (NOV) alleging violations of the Clean Air Act, resulting from an inspection of our Wallula, Washington mill in September 2018. PCA denies the violations set forth in the NOV and has requested that the EPA’s Office of Air Quality Planning and Standards provide an applicability determination to clarify that the relevant operations of PCA have not violated the regulations at issue in the NOV. The EPA denied our request in 2020. On July 27, 2020, we filed a petition with the EPA to reconsider its denial of our applicability determination and filed petitions in U.S. federal court to review the agency’s denial of our applicability determination as well as the rule at issue. After the filing of the petitions, we conducted further discussions with the agency, and, in the course of those discussions, the agency advised us that it would no longer pursue the enforcement action. The parties have jointly agreed to voluntarily dismiss the litigation.

The potential costs for various environmental matters are uncertain due to such factors as the unknown magnitude of possible cleanup costs, the complexity and evolving nature of governmental laws and regulations and their interpretations, and the timing, varying costs and effectiveness of alternative cleanup technologies. From 2006 through 2021, there were no significant environmental remediation costs at PCA's mills and corrugated plants. At December 31, 2021, the Company had $24.3 million of environmental-related reserves recorded on its Consolidated Balance Sheet. Of the $24.3 million, approximately $17.0 million related to environmental-related asset retirement obligations discussed in Note 14, Asset Retirement Obligations, and $7.3 million related to our estimate of other environmental contingencies. The Company recorded $4.0 million in “Accrued liabilities” and $20.3 million in “Other long-term liabilities” on the Consolidated Balance Sheet. Liabilities recorded for environmental contingencies are estimates of the probable costs based upon available information and assumptions. Because of these uncertainties, PCA’s estimates may change. The Company believes that it is not reasonably possible that future environmental expenditures for remediation costs and asset retirement obligations above the $24.3 million accrued as of December 31, 2021 will have a material impact on its financial condition, results of operations, or cash flows.

Guarantees and Indemnifications

We provide guarantees, indemnifications, and other assurances to third parties in the normal course of our business. These include tort indemnifications, environmental assurances, and representations and warranties in commercial agreements. At December 31, 2021, we are not aware of any material liabilities arising from any guarantee, indemnification, or financial assurance we have provided. If we determined such a liability was probable and subject to reasonable determination, we would accrue for it at that time.

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

Prior to filing this report, PCA completed an evaluation under the supervision and with the participation of PCA’s management, including PCA’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of PCA’s disclosure controls and procedures as of December 31, 2021. The evaluation of PCA’s disclosure controls and procedures included a review of the controls’ objectives and design, PCA’s implementation of the controls and the effect of the controls on the information generated for use in this report. Based on this evaluation, PCA’s Chief Executive Officer and Chief Financial Officer concluded that PCA’s disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2021.

Changes in Internal Control over Financial Reporting

On December 10, 2021, PCA acquired Advance Packaging Corporation ("Advance Packaging"). We are currently in the process of evaluating and integrating Advance Packaging's controls over financial reporting which may result in changes or additions to PCA's internal control over financial reporting. Under guidelines established by the SEC, companies are permitted to exclude acquisitions from their assessment of internal control over financial reporting during the first year of an acquisition while integrating the acquired company. We excluded Advance Packaging from the assessment of internal control over financial reporting at December 31, 2021. Except as may relate to the Advance Packaging acquisition, there were no other changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the most recent fiscal quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As of and for the year ended December 31, 2021, Advance Packaging accounted for approximately 3% of the Company's consolidated total assets and less than 1% of consolidated net sales.

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

PCA’s management, under the supervision of and with the participation of the Chief Executive Officer and Chief Financial Officer, assessed the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, and excluding the operations acquired from Advance Packaging, PCA’s management concluded that its internal control over financial reporting was effective as of December 31, 2021, based on the specified criteria.

KPMG LLP, the independent registered public accounting firm that audited PCA’s financial statements included in this Form 10-K, has also audited the effectiveness of the Company’s internal control over financial reporting. Their attestation report precedes PCA’s audited financial statements included elsewhere in this report.

Item 9B. OTHER INFORMATION

None.

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Information regarding PCA’s executive officers required by this Item 10 is set forth in Item 1 of Part I of this report under the caption “Executive Officers of the Registrant.”

The following information required by this Item 10 will be included in PCA’s Proxy Statement for the 2022 Annual Meeting of Stockholders and is incorporated by reference herein:

•
Information regarding PCA’s directors included under the caption “Election of Directors”
•
Information regarding PCA’s Audit Committee and financial experts included under the caption “Election of Directors - Audit Committee”
•
Information regarding PCA’s codes of ethics included under the caption “Election of Directors - Code of Ethics”
•
Information regarding PCA’s stockholder nominating procedures included under the captions “Election of Directors - Nominating and Governance Committee,” “Other Information - Recommendations for Board - Nominated Director Nominees,” and “Other Information - Procedures for Nominating Directors or Bringing Business Before the 2023 Annual Meeting”
•
Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 included under the caption “Delinquent Section 16(a) Reports”

Item 11. EXECUTIVE COMPENSATION

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

Authorization of Securities under Equity Compensation Plans — Securities authorized for issuance under our equity compensation plans at December 31, 2021 are as follows:

	Column
	A	B	C
Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants, and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A)
Equity compensation plans approved by securityholders	—	$—	1,317,879
Equity compensation plans not approved by securityholders	N/A	N/A	N/A
Total	—	$—	1,317,879

(a)
Assumes that outstanding performance units pay out at the target level. Does not include 1,009,540 shares of unvested restricted stock and performance units granted pursuant to our Amended and Restated 1999 Long-Term Equity Incentive Plan.

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

4.10	3.400% Senior Notes due 2027 (Incorporated herein by reference to Exhibit 4.3 to PCA’s Current Report on Form 8-K filed December 13, 2017, File No. 1-15399).

4.11

Officer’s Certificate, dated September 21, 2021, pursuant to Section 301 of the Indenture establishing 3.050% Senior Notes due 2051. (Incorporated herein by reference to Exhibit 4.1 to PCA’s Current Report on Form 8-K filed September 21, 2021, File No. 1-15399).

4.12	3.050% Senior Notes due 2051 (Incorporated herein by reference to Exhibit 4.2 to PCA’s Current Report on Form 8-K filed September 21, 2021, File No 1-15399.)

4.13	Description of Common Stock. (Incorporated herein by reference to Exhibit 4.13 to PCA's Annual Report on Form 10-K for the year ended December 31, 2019, File No. 1-15399).

10.1

Credit Agreement, dated June 8, 2021 between Packaging Corporation of America and the lenders and agents named therein. (Incorporated herein by reference to Exhibit 10.1 to PCA’s Current Report on Form 8-K filed June 11, 2021, File No. 1-15399).

10.2

Packaging Corporation of America Thrift Plan for Hourly Employees and First Amendment of Packaging Corporation of America Thrift Plan for Hourly Employees, effective February 1, 2000. (Incorporated herein by reference to Exhibit 4.5 to PCA’s Registration Statement on Form S-8, Registration No. 333-33176.)

10.3

Packaging Corporation of America Retirement Savings Plan, effective February 1, 2000. (Incorporated herein by reference to Exhibit 4.6 to PCA’s Registration Statement on Form S-8, Registration No. 333-33176.)*

10.4

Packaging Corporation of America Supplemental Executive Retirement Plan, as Amended and Restated Effective as of February 27, 2019. (Incorporated herein by reference to Exhibit 10.4 to PCA's Annual Report on Form 10-K for the year ended December 31, 2019, File No. 1-15399).*

10.5

Packaging Corporation of America Deferred Compensation Plan, as Amended and Restated Effective as of February 27, 2019. (Incorporated herein by reference to Exhibit 10.5 to PCA's Annual Report on Form 10-K for the year ended December 31, 2019, File No. 1-15399).*

10.6

Amended and Restated 1999 Long-Term Equity Incentive Plan, effective as of May 5, 2020, conformed to incorporate all amendments. (Incorporated herein by reference to Appendix A to PCA's Proxy Statement for the 2020 Annual Meeting of Stockholders)*

10.7

Amended and Restated Executive Incentive Compensation Plan, effective as of December 29, 2017. (Incorporated herein by reference to Exhibit 10.10 to PCA's Annual Report on Form 10-K for the year ended December 31, 2017, File No. 1-15399.)*

10.8

Trade Vendor Purchasing Agreement, dated December 6, 2019, between Boise White Paper, L.L.C. and Office Depot, Inc. (Incorporated by reference to Exhibit 10.11 to PCA's Annual Report on Form 10-K for the year ended December 31, 2019, File No. 1-15399)**

10.9

Form of Return on Invested Capital Performance Unit Agreement for executive officer awards. (Incorporated by reference to Exhibit 10.2 to PCA’s Quarterly Report on Form 10-Q for the period ended June 30, 2018, File No. 1-15399).*

10.10

Form of Total Shareholder Return Performance Unit Agreement for executive officer awards. (Incorporated by reference to Exhibit 10.3 to PCA’s Quarterly Report on Form 10-Q for the period ended June 30, 2018, File No. 1-15399).*

10.11

Form of Restricted Stock Agreement for executive officer awards. (Incorporated by reference to Exhibit 10.1 to PCA’s Quarterly Report on Form 10-Q for the period ended June 30, 2018, File No. 1-15399).*

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

† Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized on February 24, 2022.

Packaging Corporation of America

/s/ MARK W. KOWLZAN
Mark W. Kowlzan
Chairman of the Board and Chief Executive Officer
Principal Executive Officer

/s/ ROBERT P. MUNDY
Robert P. Mundy
Executive Vice President and Chief Financial Officer
Principal Financial Officer

/s/ PAMELA A. BARNES
Pamela A. Barnes
Senior Vice President, Finance and Controller
Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 24, 2022, by the following persons on behalf of the registrants and in the capacities indicated.

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