Form 10-Q
period 2022-03-31
PACKAGING CORP OF AMERICA
filed 2022-05-05
CIK 75677

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

As of April 29, 2022 the Registrant had outstanding 93,701,172 shares of common stock, par value $0.01 per share.

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

FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Packaging Corporation of America

Consolidated Statements of Income and Comprehensive Income

(unaudited, dollars in millions, except per-share data)

	Three Months Ended
	March 31,
	2022	2021
Statements of Income:
Net sales	$2,136.4	$1,807.2
Cost of sales	(1,603.2)	(1,403.5)
Gross profit	533.2	403.7
Selling, general and administrative expenses	(161.1)	(145.0)
Other expense, net	(15.6)	(20.4)
Income from operations	356.5	238.3
Non-operating pension income	3.6	4.8
Interest expense, net	(19.8)	(23.5)
Income before taxes	340.3	219.6
Provision for income taxes	(86.1)	(53.1)
Net income	$254.2	$166.5
Net income per common share:
Basic	$2.71	$1.75
Diluted	$2.70	$1.75
Dividends declared per common share	$1.00	$1.00
Statements of Comprehensive Income:
Net income	$254.2	$166.5
Other comprehensive income, net of tax:
Changes in unrealized losses on marketable debt securities, net of tax of $0.4 million and $0.0 million for 2022 and 2021, respectively	(1.2)	(0.1)
Amortization of pension and postretirement plans actuarial loss and prior service cost, net of tax of ($0.3) million and ($0.8) million for 2022 and 2021, respectively	1.2	2.5
Other comprehensive income	—	2.4
Comprehensive income	$254.2	$168.9

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Packaging Corporation of America

Consolidated Balance Sheets

(unaudited, dollars and shares in millions, except per-share data)

	March 31,	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$628.6	$618.7
Short-term marketable debt securities	81.3	86.1
Accounts receivable, net of allowance for credit losses and customer deductions of $20.0 million and $14.3 million as of March 31, 2022 and December 31, 2021, respectively	1,140.7	1,071.0
Inventories	941.2	902.5
Prepaid expenses and other current assets	77.6	47.0
Federal and state income taxes receivable	—	7.4
Total current assets	2,869.4	2,732.7
Property, plant, and equipment, net	3,670.7	3,529.0
Goodwill	923.1	923.5
Other intangible assets, net	298.2	308.4
Operating lease right-of-use assets	264.4	238.3
Long-term marketable debt securities	68.5	60.0
Other long-term assets	43.5	44.9
Total assets	$8,137.8	$7,836.8
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Operating lease obligations	$69.7	$67.1
Finance lease obligations	1.8	1.7
Accounts payable	546.7	452.4
Dividends payable	96.9	96.3
Accrued liabilities	188.6	255.0
Accrued interest	26.0	12.3
Federal and state income taxes payable	38.2	—
Total current liabilities	967.9	884.8
Long-term liabilities:
Long-term debt	2,472.0	2,471.5
Operating lease obligations	202.6	179.3
Finance lease obligations	12.2	12.7
Deferred income taxes	488.8	465.9
Compensation and benefits	157.0	157.4
Other long-term liabilities	58.0	58.0
Total long-term liabilities	3,390.6	3,344.8
Commitments and contingent liabilities (Note 20)
Stockholders' equity:
Common stock, par value $0.01 per share, 300.0 million shares authorized, 93.7 million and 93.5 million shares issued as of March 31, 2022 and December 31, 2021, respectively	0.9	0.9
Additional paid in capital	591.7	579.4
Retained earnings	3,261.9	3,102.1
Accumulated other comprehensive loss	(75.2)	(75.2)
Total stockholders' equity	3,779.3	3,607.2
Total liabilities and stockholders' equity	$8,137.8	$7,836.8

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Packaging Corporation of America

Consolidated Statements of Cash Flows

(unaudited, dollars in millions)

	Three Months Ended
	March 31,
	2022	2021
Cash Flows from Operating Activities:
Net income	$254.2	$166.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization of intangibles	109.7	100.8
Amortization of deferred financing costs	0.5	0.7
Share-based compensation expense	12.3	11.6
Deferred income tax provision	22.9	12.0
Loss on asset disposals	2.8	3.7
Pension and post-retirement benefits expense, net of contributions	0.8	(0.2)
Other, net	3.8	3.7
Changes in operating assets and liabilities:
Increase in assets —
Accounts receivable	(69.6)	(76.2)
Inventories	(38.8)	(11.7)
Prepaid expenses and other current assets	(30.1)	(19.0)
Increase (decrease) in liabilities —
Accounts payable	63.6	(12.3)
Accrued liabilities	(52.4)	(15.8)
Federal and state income taxes payable / receivable	45.6	27.8
Net cash provided by operating activities	325.3	191.6
Cash Flows from Investing Activities:
Additions to property, plant, and equipment	(213.2)	(85.1)
Additions to other long-term assets	(2.4)	(1.3)
Proceeds from asset disposals	0.2	0.7
Purchases of marketable debt securities	(36.4)	(31.4)
Proceeds from sales of marketable debt securities	7.8	11.4
Proceeds from maturities of marketable debt securities	22.8	18.2
Net cash used for investing activities	(221.2)	(87.5)
Cash Flows from Financing Activities:
Repayments of debt and finance lease obligations	(0.4)	(0.4)
Common stock dividends paid	(93.6)	(94.8)
Shares withheld to cover employee restricted stock taxes	(0.2)	(0.1)
Net cash used for financing activities	(94.2)	(95.3)
Net increase in cash and cash equivalents	9.9	8.8
Cash and cash equivalents, beginning of period	618.7	974.6
Cash and cash equivalents, end of period	$628.6	$983.4

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Packaging Corporation of America

Consolidated Statements of Changes in Stockholders’ Equity

(unaudited, dollars in millions and shares in thousands)

	Common Stock		Additional Paid in	Retained	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Earnings	Loss	Equity
Balance at January 1, 2022	93,539	$0.9	$579.4	$3,102.1	$(75.2)	$3,607.2
Common stock withheld and retired to cover taxes on vested stock awards	(1)	—	—	(0.2)	—	(0.2)
Common stock dividends declared	—	—	—	(94.2)	—	(94.2)
Share-based compensation and other	166	—	12.3	—	—	12.3
Comprehensive income	—	—	—	254.2	—	254.2
Balance at March 31, 2022	93,704	$0.9	$591.7	$3,261.9	$(75.2)	$3,779.3

	Common Stock		Additional Paid in	Retained	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Earnings	Loss	Equity
Balance at January 1, 2021	94,830	$0.9	$554.4	$2,835.5	$(144.5)	$3,246.3
Common stock withheld and retired to cover taxes on vested stock awards	(1)	—	—	(0.1)	—	(0.1)
Common stock dividends declared	—	—	—	(95.5)	—	(95.5)
Share-based compensation and other	165	0.1	11.6	(0.1)	—	11.6
Comprehensive income	—	—	—	166.5	2.4	168.9
Balance at March 31, 2021	94,994	$1.0	$566.0	$2,906.3	$(142.1)	$3,331.2

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Condensed Notes to Unaudited Quarterly Consolidated Financial Statements

1. Nature of Operations and Basis of Presentation

Packaging Corporation of America ("we," "us," "our," PCA," or the "Company") was incorporated on January 25, 1999. In April 1999, PCA acquired the containerboard and corrugated packaging products business of Pactiv Corporation ("Pactiv"), formerly known as Tenneco Packaging, Inc. We are a large diverse manufacturer of both packaging and paper products. We are headquartered in Lake Forest, Illinois and we operate primarily in the United States.

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

Our Jackson, Alabama mill had historically operated as an uncoated freesheet ("UFS") paper mill, with its results of operations reported in our Paper segment. During the fourth quarter of 2020, in order to meet strong packaging demand and maintain appropriate inventory levels, we temporarily began producing linerboard on the No. 3 machine at our Jackson, Alabama mill. In the first quarter of 2021, we announced the discontinuation of production of UFS paper grades on the machine and the permanent conversion of the machine to produce linerboard and other paper-to-containerboard conversion related activities. In the third quarter of 2021, we began producing corrugating medium on the No. 1 machine at the Jackson mill (which had produced UFS paper in the past) to help satisfy our demand for containerboard, build necessary inventories, and evaluate the capability of the machine to produce containerboard on a cost-effective basis. For the periods presented in this Form 10-Q, operating results for the Jackson mill are included in both the Packaging and Paper segments, as appropriate.

In these consolidated financial statements, certain amounts in prior periods’ consolidated financial statements have been reclassified to conform with the current period presentation.

The consolidated financial statements of PCA as of March 31, 2022 and for the three months ended March 31, 2022 and 2021 are unaudited but include all adjustments (consisting only of normal recurring adjustments) that management considers necessary for a fair presentation of such financial statements. The preparation of the consolidated financial statements involves the use of estimates and accruals. Actual results may vary from those estimates. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with Article 10 of Regulation S-X of the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete audited financial statements. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. These consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2021.

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

The following table presents our revenues disaggregated by product line (dollars in millions):

	Three Months Ended March 31,
	2022	2021
Packaging	$1,964.5	$1,623.6
Paper	153.5	164.6
Corporate and Other	18.4	19.0
Total revenue	$2,136.4	$1,807.2

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

Corporate and Other Revenue

Revenue in this segment primarily relates to Louisiana Timber Procurement Company, L.L.C. ("LTP"), a variable-interest entity that is 50% owned by PCA and 50% owned by Boise Cascade Company ("Boise Cascade"). PCA is the primary beneficiary of LTP and has the power to direct the activities that most significantly affect the economic performance of LTP. Therefore, we consolidate 100% of LTP in our financial statements. See Note 18, Transactions With Related Parties, for more information related to LTP.

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

The Company accounted for the Advance Packaging acquisition using the acquisition method of accounting in accordance with ASC 805, Business Combinations. The total purchase price has been preliminarily allocated to tangible and intangible assets acquired and liabilities assumed based on respective fair values, as follows (dollars in millions):

	12/31/2021 Allocation	Adjustments	Revised Allocation
Goodwill	$60.0	$(0.4)	$59.6
Other intangible assets	50.2	—	50.2
Property, plant and equipment	66.7	0.4	67.1
Other net assets	18.0	—	18.0
Net assets acquired	$194.9	$—	$194.9

The purchase price allocation above is preliminary and is subject to finalization of various valuations and assessments, primarily related to intangible assets. Our current estimates and assumptions may change as more information becomes available. We expect to finalize the valuation within the 12-month period following the acquisition date.

Goodwill is calculated as the excess of the purchase price over the fair value of the net assets acquired. Among the factors that contributed to the recognition of goodwill were Advance Packaging's commitment to continuous improvement and synergies, as well as the expected increases in PCA's containerboard integration levels. Goodwill is deductible for tax purposes.

Other intangible assets, primarily customer relationships, were assigned an estimated weighted average useful life of 9.7 years.

Property, plant, and equipment were assigned estimated useful lives ranging from one to 20 years.

5. Earnings Per Share

The following table sets forth the computation of basic and diluted income per common share for the periods presented (dollars and shares in millions, except per share data):

	Three Months Ended
	March 31,
Numerator:	2022	2021
Net income	$254.2	$166.5
Less: Distributed and undistributed earnings allocated to participating securities	(2.0)	(1.3)
Net income attributable to common shareholders	$252.2	$165.2
Denominator:
Weighted average basic common shares outstanding	92.9	94.2
Effect of dilutive securities	0.4	0.4
Weighted average diluted common shares outstanding	93.3	94.6
Basic income per common share	$2.71	$1.75
Diluted income per common share	$2.70	$1.75

6. Other Expense, Net

The components of other income (expense), net, were as follows (dollars in millions):

	Three Months Ended
	March 31,
	2022	2021
Asset disposals and write-offs	$(12.7)	$(10.4)
Jackson mill conversion-related activities (a)	(0.4)	(0.5)
Acquisition-related, facilities closure and other costs (b)	(0.4)	(2.1)
Other	(2.1)	(7.4)
Total	$(15.6)	$(20.4)

(a)
Includes charges related to the announced discontinuation of production of uncoated freesheet paper grades on the No. 3 machine at the Jackson, Alabama mill in the first quarter of 2021 associated with the permanent conversion of the machine to produce linerboard and other paper-to-containerboard conversion related activities.

(b)
For 2022, includes charges consisting of closure costs related to corrugated products facilities and acquisition and integration costs related to the December 2021 Advance Packaging Corporation acquisition. For 2021, includes charges consisting of closure costs related to corrugated products facilities.

7. Income Taxes

For the three months ended March 31, 2022 and 2021, we recorded $86.1 million and $53.1 million of income tax expense and had an effective tax rate of 25.3% and 24.2%, respectively. The increase in our effective tax rate for the three months ended March 31, 2022 compared to the same period in 2021 was primarily due to a favorable state law change during the three months ended March 31, 2021 with no corresponding favorable state law change during the three months ended March 31, 2022.

Our current effective tax rate may differ from the federal statutory income tax rate of 21.0% due primarily to the effect of state and local income taxes. During the three months ended March 31, 2022 and 2021, cash paid for taxes, net of refunds received, was $17.6 million and $13.3 million, respectively. The increase in cash tax payments between the periods is primarily due to higher 2022 forecasted taxable income.

During the three months ended March 31, 2022, there were no significant changes to our uncertain tax positions. For more information, see Note 8, Income Taxes, of the Notes to Consolidated Financial Statements in “Part II, Item 8. Financial Statements and Supplementary Data” of our 2021 Annual Report on Form 10-K.

8. Inventories

We value our raw materials, work in process, and finished goods inventories using lower of cost, as determined by the average cost method, or net realizable value. Supplies and materials are valued at the first-in, first-out (FIFO) or average cost methods.

The components of inventories were as follows (dollars in millions):

	March 31,	December 31,
	2022	2021
Raw materials	$354.1	$324.2
Work in process	16.7	16.2
Finished goods	201.1	201.0
Supplies and materials	369.3	361.1
Inventories	$941.2	$902.5

9. Property, Plant, and Equipment

The components of property, plant, and equipment were as follows (dollars in millions):

	March 31,	December 31,
	2022	2021
Land and land improvements	$192.9	$189.8
Buildings	949.1	938.7
Machinery and equipment	6,248.6	6,159.1
Construction in progress	581.4	481.0
Other	121.7	102.9
Property, plant and equipment, at cost	8,093.7	7,871.5
Less accumulated depreciation	(4,423.0)	(4,342.5)
Property, plant, and equipment, net	$3,670.7	$3,529.0

Depreciation expense for the three months ended March 31, 2022 and 2021 was $98.5 million and $90.0 million, respectively. We recognized $1.1 million and $0.5 million of incremental depreciation expense during the three months ended March 31, 2022 and 2021, respectively, as a result of the Jackson mill conversion-related activities.

At March 31, 2022 and December 31, 2021, purchases of property, plant, and equipment included in accounts payable were $103.1 million and $73.6 million, respectively.

10. Goodwill and Intangible Assets

Goodwill

Goodwill represents the excess of the cost of an acquired business over the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed in a business combination. At March 31, 2022 and December 31, 2021 we had $923.1 million and $923.5 million of goodwill recorded in our Packaging segment respectively, which represents the entire goodwill balance reported on our Consolidated Balance Sheets.

Changes in the carrying amount of our goodwill are as follows (dollars in millions):

Goodwill
Balance at January 1, 2022	$923.5
Acquisitions (a)	(0.4)
Balance at March 31, 2022	$923.1
(a)
During the three months ended March 31, 2022, the Company recorded a $0.4 million adjustment to decrease the goodwill balance for the Company's December 2021 acquisition of Advanced Packaging.

Intangible Assets

Intangible assets are primarily comprised of customer relationships and trademarks and trade names.

The weighted average remaining useful life, gross carrying amount, and accumulated amortization of our intangible assets were as follows (dollars in millions):

	March 31, 2022			December 31, 2021
	Weighted Average Remaining Useful Life (in Years)	Gross Carrying Amount	Accumulated Amortization	Weighted Average Remaining Useful Life (in Years)	Gross Carrying Amount	Accumulated Amortization
Customer relationships	8.3	$551.1	$264.5	8.5	$551.1	$254.9
Trademarks and trade names	8.3	37.6	26.1	8.4	37.6	25.5
Other	2.2	4.4	4.3	2.2	4.4	4.3
Total intangible assets (excluding goodwill)	8.3	$593.1	$294.9	8.5	$593.1	$284.7

During the three months ended March 31, 2022 and 2021, amortization expense was $10.2 million and $9.6 million, respectively.

11. Accrued Liabilities

The components of accrued liabilities were as follows (dollars in millions):

	March 31,	December 31,
	2022	2021
Compensation and benefits	$87.9	$157.1
Customer rebates and other credits	33.7	36.9
Medical insurance and workers’ compensation	25.7	26.9
Franchise, property, sales and use taxes	22.9	17.6
Environmental liabilities and asset retirement obligations	4.3	4.0
Severance, retention, and relocation	2.6	2.7
Other	11.5	9.8
Total	$188.6	$255.0

12. Debt

For both the three months ended March 31, 2022 and 2021, cash payments for interest were $7.5 million.

Included in interest expense, net is the amortization of financing costs. For the three months ended March 31, 2022 and 2021, amortization of financing costs was $0.4 million and $0.5 million, respectively.

At March 31, 2022, we had $2,491.1 million of fixed-rate senior notes outstanding. The fair value of our fixed-rate debt was estimated to be $2,395.3 million. The difference between the book value and fair value is due to the difference between the period-end market interest rate and the stated rate of our fixed-rate debt. We estimated the fair value of our fixed-rate debt using quoted market prices (Level 2 inputs) within the fair value hierarchy, which is further defined in Note 2, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements in "Part II, Item 8. Financial Statements and Supplementary Data" of our 2021 Annual Report on Form 10-K.

For more information on our long-term debt and interest rates on that debt, see Note 11, Debt, of the Notes to Consolidated Financial Statements in "Part II, Item 8. Financial Statements and Supplementary Data" of our 2021 Annual Report on Form 10-K.

13. Cash, Cash Equivalents, and Marketable Debt Securities

The following table shows the Company’s cash and available-for-sale ("AFS") debt securities by major asset category at March 31, 2022 and December 31, 2021 (in millions):

	March 31, 2022
	Adjusted Cost Basis	Unrealized Gain	Unrealized Loss	Fair Value	Cash and Cash Equivalents	Short-Term Marketable Debt Securities	Long-Term Marketable Debt Securities
Cash and cash equivalents	$627.4	$—	$—	$627.4	$627.4	$—	$—
Level 1 (a):
U.S. Treasury securities	22.9	—	(0.3)	22.6	—	12.7	9.9
Money market funds	1.2	—	—	1.2	1.2	—	—
Subtotal	24.1	—	(0.3)	23.8	1.2	12.7	9.9
Level 2 (b):
Corporate debt securities	122.3	—	(1.6)	120.7	—	63.6	57.1
U.S. government agency securities	5.6	—	(0.1)	5.5	—	4.0	1.5
Certificates of deposit	1.0	—	—	1.0	—	1.0	—
Subtotal	128.9	—	(1.7)	127.2	—	68.6	58.6
Total	$780.4	$—	$(2.0)	$778.4	$628.6	$81.3	$68.5

	December 31, 2021
	Adjusted Cost Basis	Unrealized Gain	Unrealized Loss	Fair Value	Cash and Cash Equivalents	Short-Term Marketable Debt Securities	Long-Term Marketable Debt Securities
Cash and cash equivalents	$612.3	$—	$—	$612.3	$612.3	$—	$—
Level 1 (a):
U.S. Treasury securities	26.4	—	(0.1)	26.3	2.0	14.7	9.6
Money market funds	0.9	—	—	0.9	0.9	—	—
Subtotal	27.3	—	(0.1)	27.2	2.9	14.7	9.6
Level 2 (b):
Corporate debt securities	118.9	—	(0.3)	118.6	3.5	66.0	49.1
U.S. government agency securities	4.8	—	—	4.8	—	3.5	1.3
Certificates of deposit	1.9	—	—	1.9	—	1.9	—
Subtotal	125.6	—	(0.3)	125.3	3.5	71.4	50.4
Total	$765.2	$—	$(0.4)	$764.8	$618.7	$86.1	$60.0
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

For both the three months ended March 31, 2022 and 2021, net realized gains and losses on the sales and maturities of certain marketable debt securities were insignificant.

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

As of March 31, 2022 and December 31, 2021, we do not consider any of the impairments related to our marketable debt securities to be the result of credit losses. Therefore, we have not recorded an allowance for credit losses related to our marketable debt securities. All unrealized gains and losses were recorded in other comprehensive income (OCI).

The following table provides information about the Company’s marketable debt securities that have been in a continuous loss position as of March 31, 2022 and December 31, 2021 (in millions, except number of marketable debt securities in a loss position):

	March 31, 2022			December 31, 2021
	Fair Value of Marketable Debt Securities	Number of Marketable Debt Securities in a Loss Position	Unrealized Losses	Fair Value of Marketable Debt Securities	Number of Marketable Debt Securities in a Loss Position	Unrealized Losses
Corporate debt securities (c)	$113.7	160	$1.6	$106.9	153	$0.3
U.S. Treasury securities	22.6	25	0.1	22.4	27	0.1
U.S. government agency securities	5.5	7	0.3	4.8	6	—
Certificates of deposit	1.0	2	—	0.5	1	—
	$142.8	194	$2.0	$134.6	187	$0.4
(c)
For 2022, includes one marketable debt security in a continuous loss position greater than 12 months with a fair value of $0.3 million and an insignificant amount of unrealized loss.

14. Employee Benefit Plans and Other Postretirement Benefits

The components of net periodic benefit cost for our pension plans were as follows (dollars in millions):

	Pension Plans
	Three Months Ended March 31,
	2022	2021
Service cost	$4.9	$5.4
Interest cost	8.7	7.4
Expected return on plan assets	(13.9)	(15.8)
Net amortization of unrecognized amounts
Prior service cost	0.9	1.0
Actuarial loss	0.8	2.5
Net periodic benefit cost	$1.4	$0.5

PCA makes pension plan contributions that are sufficient to fund its actuarially determined costs, generally equal to the minimum amounts required by the Employee Retirement Income Security Act (ERISA). From time to time, PCA may make additional discretionary contributions based on the funded status of the plans, tax deductibility, income from operations, and other factors. During the three months ended March 31, 2022 and 2021, payments to our nonqualified pension plans were insignificant. During both the three months ended March 31, 2022 and 2021, we did not make any contributions to our qualified pension plans. We do not have a required minimum contribution amount for 2022, but we expect to make discretionary contributions to our plans.

For both the three months ended March 31, 2022 and 2021, the net periodic benefit cost for our postretirement plans was insignificant.

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

As of March 31, 2022, assuming performance units are paid out at the target level of performance, 1.1 million shares were available for future grants under the current plan. Forfeitures are added back to the pool of shares of common stock available to be granted at a future date.

The following table presents restricted stock and performance unit award activity for the three months ended March 31, 2022:

	Restricted Stock		Performance Units
	Shares	Weighted Average Grant- Date Fair Value	Shares	Weighted Average Grant- Date Fair Value
Outstanding at January 1, 2022	651,448	$109.16	358,092	$105.38
Granted	170,232	145.26	96,309	154.21
Vested	(4,113)	106.50	—	—
Forfeitures	(3,926)	107.95	—	—
Outstanding at March 31, 2022	813,641	$116.73	454,401	$115.73

Compensation Expense

Our share-based compensation expense is primarily recorded in "Selling, general, and administrative expenses." Compensation expense for share-based awards recognized in the Consolidated Statements of Income, net of forfeitures, was as follows (dollars in millions):

	Three Months Ended March 31,
	2022	2021
Restricted stock	$9.2	$8.6
Performance units	3.1	3.0
Total share-based compensation expense	12.3	11.6
Income tax benefit	(3.1)	(2.9)
Share-based compensation expense, net of tax benefit	$9.2	$8.7

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

Performance unit awards granted to certain key employees are earned based on the achievement of defined performance rankings of Return on Invested Capital (ROIC) or Total Shareholder Return (TSR) compared to ROIC and TSR for peer companies. For performance unit awards made in 2022 and 2021, in terms of grant date value, 50% used TSR as the performance measure and 50% used ROIC as the performance measure. The ROIC component of performance unit awards is valued based on the closing price of the stock on the grant date. As the ROIC component contains a performance condition, compensation expense, net of estimated forfeitures, is recorded over the requisite service period based on the most probable number of awards expected to vest. The TSR component of performance unit awards is valued using a Monte Carlo simulation as the TSR component contains a market condition. The Monte Carlo simulation estimates the fair value of the TSR component based on the expected term of the award, a risk-free interest rate, expected dividends, and expected volatility of the Company’s common stock and the common stock of the peer companies. Compensation expense is recorded ratably over the expected term of the award.

The unrecognized compensation expense for all share-based awards at March 31, 2022 was as follows (dollars in millions):

	March 31, 2022
	Unrecognized Compensation Expense	Remaining Weighted Average Recognition Period (in years)
Restricted stock	$41.2	2.9
Performance units	29.7	2.7
Total unrecognized share-based compensation expense	$70.9	2.8

16. Stockholders' Equity

Dividends

During the three months ended March 31, 2022, we paid $93.6 million of dividends to shareholders. On February 23, 2022, PCA’s Board of Directors declared a regular quarterly cash dividend of $1.00 per share of common stock, which was paid on April 15, 2022 to shareholders of record as of March 15, 2022. The dividend payment was $93.7 million.

Repurchases of Common Stock

On January 26, 2022, PCA announced that its Board of Directors authorized the repurchase of an additional $1 billion of the Company’s outstanding common stock. Repurchases may be made from time to time in open market or privately negotiated transactions in accordance with applicable securities regulations. The timing and amount of repurchases will be determined by the Company in its discretion based on factors such as PCA’s stock price and market and business conditions.

The Company did not repurchase any shares of its common stock under this authority during the three months ended March 31, 2022. At March 31, 2022, $1 billion of the authorized amount remained available for repurchase of the Company’s common stock.

Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) (AOCI) by component were as follows (dollars in millions). Amounts in parentheses indicate losses:

	Unrealized Loss On Foreign Exchange Contracts	Unrealized Loss on Marketable Debt Securities	Unfunded Employee Benefit Obligations	Total
Balance at January 1, 2022	$(0.2)	$(0.2)	$(74.8)	$(75.2)
Other comprehensive income before reclassifications, net of tax	—	(1.2)	—	(1.2)
Amounts reclassified from AOCI, net of tax	—	—	1.2	1.2
Balance at March 31, 2022	$(0.2)	$(1.4)	$(73.6)	$(75.2)

Reclassifications out of AOCI were as follows (dollars in millions). Amounts in parentheses indicate expenses in the Consolidated Statements of Income:

	Amounts Reclassified from AOCI
	Three Months Ended March 31,
Details about AOCI Components	2022	2021
Unfunded employee benefit obligations (a)
Amortization of prior service costs	$(0.8)	$(0.8)	See (a) below
Amortization of actuarial losses	(0.7)	(2.5)	See (a) below
	(1.5)	(3.3)	Total before tax
	0.3	0.8	Tax benefit
	$(1.2)	$(2.5)	Net of tax
(a)
These AOCI components are included in the computation of net pension and postretirement benefit costs. See Note 14, Employee Benefit Plans and Other Postretirement Benefits, for additional information.

17. Concentrations of Risk

Our Paper segment has a long-standing commercial and contractual relationship with Office Depot, our largest customer in the paper business. This relationship exposes us to a significant concentration of business and financial risk. Our sales to Office Depot represent approximately 4% of our total Company sales revenue for both the three month periods ended March 31, 2022 and 2021 and approximately 58% and 45% of our Paper segment sales revenue for both of those periods, respectively. For the full year 2021, sales to Office Depot represented 51% of our Paper segment sales. At March 31, 2022 and December 31, 2021, we had $54.8 million and $49.8 million of accounts receivable due from Office Depot, respectively, which represents approximately 5% and 4% of our total Company accounts receivable, respectively.

18. Transactions With Related Parties

Louisiana Timber Procurement Company, L.L.C. ("LTP") is a variable-interest entity that is 50% owned by PCA and 50% owned by Boise Cascade Company ("Boise Cascade"). LTP procures sawtimber, pulpwood, residual chips, and other residual wood fiber to meet the wood and fiber requirements of PCA and Boise Cascade in Louisiana. PCA is the primary beneficiary of LTP and has the power to direct the activities that most significantly affect the economic performance of LTP. Therefore, we consolidate 100% of LTP in our financial statements in our Corporate and Other segment. The carrying amounts of LTP's assets and liabilities (which relate primarily to non-inventory working capital items) on our Consolidated Balance Sheets were $3.0 million at March 31, 2022 and $3.5 million at December 31, 2021. During the three months ended March 31, 2022 and 2021, we recorded $20.8 million and $20.3 million, respectively, of LTP sales to Boise Cascade in "Net Sales" in the Consolidated Statements of Income and approximately the same amount of expenses in "Cost of Sales".

During the three months ended March 31, 2022 and 2021, fiber purchases from related parties were $3.8 million and $3.3 million, respectively. Most of these purchases related to chip and log purchases by LTP from Boise Cascade's wood products business. These purchases are recorded in "Cost of Sales" in the Consolidated Statements of Income.

19. Segment Information

We report our business in three reportable segments: Packaging, Paper, and Corporate and Other. These segments represent distinct businesses that are managed separately because of differing products and services. Each of these businesses requires distinct operating and marketing strategies.

Our Jackson, Alabama mill had historically operated as a UFS mill, with its results of operations reported in our Paper segment. During the fourth quarter of 2020, in order to meet strong packaging demand and maintain appropriate inventory levels, we temporarily began producing linerboard on the No. 3 machine at our Jackson, Alabama mill. In the first quarter of 2021, we announced the discontinuation of production of UFS paper grades on the machine and the permanent conversion of the machine to produce linerboard and other paper-to-containerboard conversion related activities. In the third quarter of 2021, we began producing corrugating medium on the No. 1 machine at the Jackson mill (which had produced UFS paper in the past) to help satisfy our demand for containerboard, build necessary inventories, and evaluate the capability of the machine to produce containerboard on a cost-effective basis. For the periods presented, operating results for the Jackson mill are included in both the Packaging and Paper segments, as appropriate.

Each segment’s profits and losses are measured on operating profits before interest expense, net, non-operating pension income, and income taxes. For certain allocated expenses, the related assets and liabilities remain in the Corporate and Other segment.

Selected financial information by reportable segment was as follows (dollars in millions):

	Sales, net
Three Months Ended March 31, 2022	Trade	Intersegment	Total	Operating Income (Loss)
Packaging	$1,960.0	$4.5	$1,964.5	$362.2	(a)
Paper	153.5	—	153.5	22.4	(a)
Corporate and Other	22.9	35.4	58.3	(28.1)
Intersegment eliminations	—	(39.9)	(39.9)	—
	$2,136.4	$—	$2,136.4	356.5
Non-operating pension income				3.6
Interest expense, net				(19.8)
Income before taxes				$340.3

	Sales, net
Three Months Ended March 31, 2021	Trade	Intersegment	Total	Operating Income (Loss)
Packaging	$1,619.8	$3.8	$1,623.6	$257.9	(b)
Paper	164.4	0.2	164.6	8.7	(b)
Corporate and Other	23.0	32.4	55.4	(28.3)
Intersegment eliminations	—	(36.4)	(36.4)	—
	$1,807.2	$—	$1,807.2	238.3
Non-operating pension income				4.8
Interest expense, net				(23.5)
Income before taxes				$219.6

(a)	The three months ended March 31, 2022 include the following:
1.

$1.5 million of charges related to the announced discontinuation of production of UFS paper grades on the No. 3 machine at the Jackson, Alabama mill associated with the permanent conversion of the machine to produce linerboard and other paper-to-containerboard conversion related activities.

2.

$0.6 million of charges consisting of closure costs related to corrugated products facilities and acquisition and integration costs related to the December 2021 Advance Packaging Corporation acquisition.

(b)	The three months ended March 31, 2021 include the following:
	1.	$2.1 million of charges consisting of closure costs related to corrugated products facilities.
2.

$1.1 million of charges related to the announced discontinuation of UFS paper grades on the No. 3 machine at the Jackson, Alabama mill in the first quarter of 2021 associated with the permanent conversion of the machine to produce linerboard and other paper-to-containerboard conversion related activities.

20. Commitments, Guarantees, Indemnifications and Legal Proceedings

We have financial commitments and obligations that arise in the ordinary course of our business. These include long-term debt, capital commitments, lease obligations, and purchase commitments for goods and services, and legal proceedings, all of which are discussed in Note 11, Debt, and Note 21, Commitments, Guarantees, Indemnifications, and Legal Proceedings, of the Notes to Consolidated Financial Statements in "Part II, Item 8. Financial Statements and Supplementary Data" of our 2021 Annual Report on Form 10-K.

Guarantees and Indemnifications

We provide guarantees, indemnifications, and other assurances to third parties in the normal course of our business. These include tort indemnifications, product guarantees, environmental assurances, and representations and warranties in commercial agreements. At March 31, 2022, we are not aware of any material liabilities arising from any guarantee, indemnification, or financial assurance we have provided. If we determined such a liability was probable and subject to reasonable determination, we would accrue for it at that time.

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

The Company has cooperated with investigations from the U.S. Occupational Health and Safety Administration ("OSHA"), the U.S. Chemical Safety Board ("CSB") and the U.S. Environmental Protection Agency ("EPA"). The U.S. Chemical Safety Board completed its investigation and issued its report during the second quarter of 2018. The Company settled with OSHA during the second quarter of 2018 and paid approximately $40,000 in penalties for citations.

The EPA investigation is ongoing. In May 2017, the EPA conducted an on-site inspection of the facility to assess compliance with the Clean Air Act, Risk Management Program ("RMP"). The Company provided additional information to the EPA promptly after the inspection to address certain areas of concern ("AOCs") observed during the inspection. In January 2021, the EPA and U.S. Department of Justice ("DOJ") initiated civil judicial enforcement discussions with PCA. These discussions are ongoing. As of the date of filing of this report, no complaint has been filed. PCA continues to cooperate with the agencies. Since the inspection in 2017, PCA performed several voluntary activities to address the AOCs presented in the EPA’s inspection report and has removed the RMP covered process from the facility.

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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This management’s discussion and analysis includes statements regarding our expectations with respect to our future performance, expected business conditions, liquidity, and capital resources. Such statements, along with any other statements that are not historical in nature, are forward-looking. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in our 2021 Annual Report on Form 10-K, as well as those factors listed in other documents we file with the Securities and Exchange Commission ("SEC"). We do not assume any obligation to update any forward-looking statement. Our actual results may differ materially from those contained in or implied by any of the forward-looking statements in this Form 10-Q. Please see “Forward Looking Statements” elsewhere in this Item 2.

Overview

PCA is the third largest producer of containerboard products and a leading producer of UFS paper in North America. We operate eight mills and 90 corrugated products manufacturing plants. Our containerboard mills produce linerboard and corrugating medium, which are papers primarily used in the production of corrugated products. Our corrugated products manufacturing plants produce a wide variety of corrugated packaging products, including conventional shipping containers used to protect and transport manufactured goods, multi-color boxes and displays with strong visual appeal that help to merchandise the packaged product in retail locations, and honeycomb protective packaging. In addition, we are a large producer of packaging for meat, fresh fruit and vegetables, processed food, beverages, and other industrial and consumer products. We also manufacture and sell UFS papers, including both commodity and specialty papers, which may have custom or specialized features such as colors, coatings, high brightness, and recycled content. We are headquartered in Lake Forest, Illinois and operate primarily in the United States.

This Item 2 is intended to supplement, and should be read in conjunction with, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2021 Annual Report on Form 10-K.

Executive Summary

First quarter net sales were $2.14 billion in 2022 and $1.81 billion in 2021. We reported $254 million of net income, or $2.70 per diluted share, during the first quarter of 2022, compared to $167 million, or $1.75 per diluted share, during the same period in 2021. Net income included $2 million of expense for special items in both first quarters of 2022 and 2021 (discussed below). Excluding special items, net income was $256 million, or $2.72 per diluted share, during the first quarter of 2022, compared to $169 million, or $1.77 per diluted share, in the first quarter of 2021. The increase in net income was driven primarily by higher prices and mix and volume in the Packaging segment, higher prices and mix in the Paper segment, a lower share count resulting from share repurchases completed during the fourth quarter of 2021, and lower interest expense. These items were partially offset by inflation-related operating cost increases primarily in energy, fiber, chemicals, operating labor, repair labor, and materials; higher freight and logistics expenses; higher converting costs driven by labor and materials expenses; higher depreciation expense; lower volume in the Paper segment; higher scheduled outage expenses; a higher tax rate; and other costs. For additional detail on special items included in reported GAAP results, as well as segment income (loss) excluding special items, earnings before non-operating pension income (expense), interest, income taxes, and depreciation, amortization, and depletion ("EBITDA"), and EBITDA excluding special items, see “Item 2. Reconciliations of Non-GAAP Financial Measures to Reported Amounts.”

Packaging segment income from operations was $362 million in the first quarter of 2022, compared to $258 million in the first quarter of 2021. Packaging segment EBITDA excluding special items was $464 million in the first quarter of 2022 compared to $352 million in the first quarter of 2021. The increase was due primarily to higher prices and mix and higher sales and production volumes, partially offset by higher operating and converting costs, higher annual outage expense, and higher freight and logistic expenses. Demand in the Packaging segment remained strong, as we set a quarterly record in corrugated products shipments. Although we still face significant inflation in our manufacturing costs as well as freight and logistic expenses, our facilities continued to deliver on numerous cost reduction initiatives, efficiency improvements, integration and optimization enhancements, and capital project benefits to maximize our returns and margins. Labor availability in our corrugated products plants improved as we experienced fewer COVID-related absences as the quarter progressed.

Paper segment income from operations was $22 million in the first quarter of 2022, compared to $9 million in the first quarter of 2021. Paper segment EBITDA excluding special items was $29 million in the first quarter of 2022, compared to $16 million in the first quarter of 2021. The increase was due to higher prices and mix and lower operating costs, partially offset by lower sales and production volumes, and higher freight and logistic expenses.

During the fourth quarter of 2020, in order to meet strong packaging demand and maintain appropriate inventory levels in the packaging segment, we temporarily began producing linerboard on the No. 3 machine at the Jackson mill, and we have produced linerboard on the machine since that time. In the first quarter of 2021, we announced the discontinuation of production of UFS paper grades on the machine and the permanent conversion of the machine to produce linerboard and other paper-to-containerboard conversion related activities. Sales and production in the Paper segment will remain below pre-pandemic levels as we will no longer be producing paper products on the machine. In the third quarter of 2021, we began producing corrugating medium on the No. 1 machine at the Jackson mill (which had produced UFS paper in the past) to help satisfy our demand for containerboard, build necessary inventories, and evaluate the capability of the machine to produce containerboard on a cost-effective basis. We expect to continue producing corrugating medium on the machine for the foreseeable future. For the periods presented, operating results for the Jackson mill are included in both the Packaging and Paper segments, as appropriate.

Special Items and Earnings per Diluted Share, Excluding Special Items

A reconciliation of reported earnings per diluted share to earnings per diluted share, excluding special items, for the three months ended March 31, 2022 and 2021 are as follows:

	Three Months Ended
	March 31,
	2022	2021
Earnings per diluted share, as reported	$2.70	$1.75
Special items:
Jackson mill conversion-related activities (a)	0.01	0.01
Acquisition-related, facilities closure and other costs (b)	0.01	0.01
Total special items	0.02	0.02
Earnings per diluted share, excluding special items	$2.72	$1.77
(a)
For the three months ended March 31, 2022 and 2021, includes $1.5 million and $1.1 million, respectively, of charges related to the announced discontinuation of production of UFS paper grades on the No. 3 machine at the Jackson, Alabama mill associated with the permanent conversion of the machine to produce linerboard and other paper-to-containerboard conversion related activities.
(b)
For the three months ended March 31, 2022, includes $0.6 million of closure costs related to corrugated products facilities and acquisition and integration costs related to the December 2021 Advance Packaging Corporation acquisition. For the three months ended March 31, 2021, includes $2.1 million of charges consisting of closure costs related to corrugated products facilities.

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

Industry and Business Conditions

Trade publications reported North American industry-wide corrugated products shipments per work day were down 1.8% during the first quarter of 2022 compared to the same quarter of 2021. Reported industry containerboard production increased 2.0% compared to the first quarter of 2021. Reported industry containerboard inventories at the end of the first quarter of 2022 were approximately 2.7 million tons, up 17.5% compared to the same period in 2021. Reported containerboard export shipments were up 9.1% compared to the first quarter of 2021. Prices reported by trade publications increased by $60 per ton for linerboard and $70 per ton for corrugating medium in March 2022.

Trade publications reported North American UFS paper shipments were down 1% in the first quarter of 2022, compared to the same quarter of 2021. Average prices reported by a trade publication for cut size office papers were higher by $67 per ton, or 5.4%, in the first quarter of 2022, compared to the fourth quarter of 2021, and higher by $233 per ton, or 21.8%, compared to the first quarter of 2021.

Outlook

We expect demand in our Packaging segment to remain strong in the second quarter of 2022, and we expect higher prices in both our Packaging and Paper segments as we implement price increases previously communicated to customers. Scheduled mill outage costs will be higher compared to the first quarter, and the planned outage at the International Falls mill will result in lower Paper segment sales volume. We also anticipate continued inflation with freight and logistics expenses as well as most of our operating costs, although we expect recycled fiber prices to be slightly lower than the first quarter. Considering these items, and excluding the effect of any special items, we expect second quarter earnings to be higher than our earnings for the first quarter.

Results of Operations

Three Months Ended March 31, 2022, compared to Three Months Ended March 31, 2021

The historical results of operations of PCA for the three months ended March 31, 2022 and 2021 are set forth below (dollars in millions):

	Three Months Ended
	March 31,
	2022	2021	Change
Packaging	$1,964.5	$1,623.6	$340.9
Paper	153.5	164.6	(11.1)
Corporate and Other	58.3	55.4	2.9
Intersegment eliminations	(39.9)	(36.4)	(3.5)
Net sales	$2,136.4	$1,807.2	$329.2

Packaging	$362.2	$257.9	$104.3
Paper	22.4	8.7	13.7
Corporate and Other	(28.1)	(28.3)	0.2
Income from operations	$356.5	$238.3	$118.2
Non-operating pension income	3.6	4.8	(1.2)
Interest expense, net	(19.8)	(23.5)	3.7
Income before taxes	340.3	219.6	120.7
Income tax provision	(86.1)	(53.1)	(33.0)
Net income	$254.2	$166.5	$87.7
Non-GAAP Measures (a)
Net income excluding special items	$255.7	$168.9	$86.8
Consolidated EBITDA	466.2	339.1	127.1
Consolidated EBITDA excluding special items	467.2	341.8	125.4
Packaging EBITDA	463.1	350.0	113.1
Packaging EBITDA excluding special items	463.9	352.1	111.8
Paper EBITDA	28.8	15.2	13.6
Paper EBITDA excluding special items	29.0	15.8	13.2
(a)
See “Reconciliations of Non-GAAP Financial Measures to Reported Amounts” included in this Item 2 for a reconciliation of non-GAAP measures to the most comparable GAAP measure.

Net Sales

Net sales increased $329 million, or 18.2%, to $2,136 million during the three months ended March 31, 2022, compared to $1,807 million during the same period in 2021.

Packaging. Net sales increased $341 million, or 21.0%, to $1,965 million, compared to $1,624 million in the first quarter of 2021 due to higher prices and mix ($268 million) and higher containerboard and corrugated products volume ($73 million). In the first quarter of 2022, our domestic containerboard prices were 20.2% higher, while export prices were 42.5% higher, than the same period in 2021. In the first quarter of 2022, export and domestic containerboard outside shipments increased 26.0% compared to the first quarter of 2021. Our total corrugated products shipments were up 2.9% with one additional workday and shipments per day were up 1.3%, compared to the same period in 2021, driven by continued strong demand.

Paper. Net sales decreased $11 million, or 6.7%, to $154 million, compared to $165 million in the first quarter of 2021, due to lower volume ($30 million), partially offset by higher prices and mix ($19 million).

Gross Profit

Gross profit increased $130 million during the three months ended March 31, 2022, compared to the same period in 2021. The increase was driven primarily by higher prices and mix and volume in the Packaging segment, higher prices and mix in the Paper segment, partially offset by higher operating and converting costs, higher freight and logistics expenses, higher depreciation expense, lower volume in the Paper segment, and higher scheduled outage expenses. In the three months ended March 31, 2022, gross profit included $1 million of special items for charges related to the Jackson mill conversion. In the three months ended March 31, 2021, gross profit included $0.5 million of special items for charges related to the Jackson mill conversion.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses (“SG&A”) increased $16 million during the three months ended March 31, 2022, compared to the same period in 2021. The increase was primarily due to higher employee fringes and incentives, commissions, travel, and an increase to bad debt expense.

Other Expense, Net

Other income (expense), net, for the three months ended March 31, 2022 and 2021 are set forth below (dollars in millions):

	Three Months Ended
	March 31,
	2022	2021
Asset disposals and write-offs	$(12.7)	$(10.4)
Jackson mill conversion-related activities	(0.4)	(0.5)
Acquisition-related, facilities closure and other costs	(0.4)	(2.1)
Other	(2.1)	(7.4)
Total	$(15.6)	$(20.4)

We discuss these items in more detail in Note 6, Other Expense, Net, of the Condensed Notes to Unaudited Quarterly Consolidated Financial Statements in “Part I, Item 1. Financial Statements” of this Form 10-Q.

Income from Operations

Income from operations increased $118 million, or 49.6%, during the three months ended March 31, 2022, compared to the same period in 2021. The first quarter of 2022 included $2 million of special items expense primarily related to the Jackson mill conversion activities, corrugated facility closures, and expenses related to the acquisition of Advanced Packaging, compared to $3 million of special items expense related to corrugated facility closure costs and Jackson mill conversion-related activities in the first quarter of 2021.

Packaging. Packaging segment income from operations increased $104 million to $362 million, compared to $258 million during the three months ended March 31, 2021. The increase related primarily to higher containerboard and corrugated products prices and mix ($233 million), higher sales and production volumes ($30 million), partially offset by higher operating and converting costs ($114 million), higher freight expenses ($28 million), higher depreciation expense ($9 million), higher annual outage expenses ($6 million), and other costs ($3 million). Special items during the first quarter of 2022 included $1 million of expense for corrugated facility closures and Advanced Packaging acquisition costs, compared to $2 million of special items expense related to corrugated facility closure costs in the first quarter of 2021.

Paper. Paper segment income from operations increased $13 million to $22 million, compared to $9 million during the three months ended March 31, 2021. The increase primarily related to higher prices and mix ($19 million), lower operating costs ($9 million), and lower annual outage expenses ($1 million), partially offset by lower sales and production volumes ($9 million) and higher freight expenses ($8 million). Special items during both the first quarter of 2022 and the first quarter of 2021 each included $1 million of expense for Jackson mill conversion-related activities.

Non-Operating Pension Income, Interest Expense, Net and Income Taxes

Non-operating pension income decreased $1 million during the three months ended March 31, 2022, compared to the same period in 2021. The decrease in non-operating pension income was primarily related to assumption changes, partially offset by favorable 2021 asset performance.

Interest expense, net for the three months ended March 31, 2022 decreased $4 million when compared to the same period in 2021. The decrease in interest expense, net was primarily due to lower interest rates on the Company's fixed-rate debt as a result of the Company's debt refinancing completed in October 2021.

During the three months ended March 31, 2022, we recorded $86 million of income tax expense, compared to $53 million of expense during the three months ended March 31, 2021. The effective tax rate for the three months ended March 31, 2022 and 2021 was 25.3% and 24.2%, respectively. The increase in our effective tax rate for the three months ended March 31, 2022 compared to the same period in 2021 was primarily due to a favorable state law change during the three months ended March 31, 2021 with no corresponding favorable state law change during the three months ended March 31, 2022.

Liquidity and Capital Resources

Sources and Uses of Cash

Our primary sources of liquidity are net cash provided by operating activities and available borrowing capacity under our revolving credit facility. At March 31, 2022, we had $629 million of cash and cash equivalents, $150 million of marketable debt securities, and $321 million of unused borrowing capacity under the revolving credit facility, net of letters of credit. Currently, our primary uses of cash are for operations, capital expenditures, acquisitions, debt service, common stock dividends, and repurchases of common stock. We believe that net cash generated from operating activities, cash on hand, available borrowings under our revolving credit facility, and available capital through access to capital markets will be adequate to meet our liquidity and capital requirements, including payments of any declared common stock dividends, for the foreseeable future. As our debt or credit facilities become due, we will need to repay, extend, or replace such facilities. Our ability to do so will be subject to future economic conditions and financial, business, and other factors, many of which are beyond our control.

Below is a summary table of our cash flows, followed by a discussion of our sources and uses of cash through operating activities, investing activities, and financing activities (dollars in millions):

	March 31,
	2022	2021	Change
Net cash provided by (used for):
Operating activities	$325.3	$191.6	$133.7
Investing activities	(221.2)	(87.5)	(133.7)
Financing activities	(94.2)	(95.3)	1.1
Net increase in cash and cash equivalents	$9.9	$8.8	$1.1

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

During the three months ended March 31, 2022, net cash provided by operating activities was $325 million, compared to $192 million in the same period in 2021, an increase of $133 million. Cash from operations excluding changes in cash used for operating assets and liabilities increased $108 million primarily due to higher income from operations in 2022 as discussed above. Cash from operations increased by $26 million due to changes in operating assets and liabilities, primarily due to an increase in accounts payable in the first quarter of 2022 primarily due to the timing of payments. This increase was partially offset by the following:

a)
a larger decrease in accrued liabilities primarily in compensation and benefits liabilities in the first quarter of 2022 compared to the corresponding period in 2021; and
b)
a larger increase in inventory in the first quarter of 2022 as compared to 2021, primarily in the Paper segment in finished goods, raw materials as well as supplies and materials.

Investing Activities

We used $221 million for investing activities during the three months ended March 31, 2022 compared to $88 million during the same period in 2021. We spent $213 million for internal capital investments during the three months ended March 31, 2022, compared to $85 million during the same period in 2021.

We expect capital investments in 2022 to be approximately $800 million, including capital spending related to the conversion of the No. 3 paper machine to containerboard at our Jackson mill. These expenditures could increase or decrease as a result of a number of factors, including our financial results, strategic opportunities, future economic conditions, and our regulatory compliance requirements. We currently estimate capital expenditures to comply with environmental regulations will be about $17 million in 2022. Our estimated environmental expenditures could vary significantly depending upon the enactment of new environmental laws and regulations. For additional information, see “Environmental Matters” in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2021 Annual Report on Form 10-K.

Financing Activities

During the three months ended March 31, 2022, net cash used for financing activities was $94 million, compared to $95 million of net cash used for financing activities during the same period in 2021. We paid $94 million of dividends during the first three months of 2022, compared to $95 million of dividends paid during the comparable period in 2021.

In addition to the items discussed in Note 12, Debt, of the Condensed Notes to Unaudited Quarterly Consolidated Financial Statements in "Part I, Item 1. Financial Statements" of this Form 10-Q, see Note 11, Debt, of the Notes to Consolidated Financial Statements in “Part II, Item 8. Financial Statements and Supplementary Data” of our 2021 Annual Report on Form 10-K for more information.

Contractual Obligations

There have been no material changes to the contractual obligations disclosed in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2021 Annual Report on Form 10-K.

Reconciliations of Non-GAAP Financial Measures to Reported Amounts

Income from operations excluding special items, net income excluding special items, EBITDA, and EBITDA excluding special items are non-GAAP financial measures. Management excludes special items, as it believes that these items are not necessarily reflective of the ongoing operations of our business. These measures are presented because they provide a means to evaluate the performance of our segments and our Company on an ongoing basis using the same measures that are used by our management, because these measures assist in providing a meaningful comparison between periods and because these measures are frequently used by investors and other interested parties in the evaluation of companies and the performance of their segments. Any analysis of non-GAAP financial measures should be done in conjunction with results presented in accordance with GAAP. The non-GAAP measures are not intended to be substitutes for GAAP financial measures and should not be used as such. Reconciliations of the non-GAAP measures to the most comparable measure reported in accordance with GAAP for the three months ended March 31, 2022 and 2021 follow (dollars in millions):

	Three Months Ended March 31,
	2022			2021
	Income before Taxes	Income Taxes	Net Income	Income before Taxes	Income Taxes	Net Income
As reported in accordance with GAAP	$340.3	$(86.1)	$254.2	$219.6	$(53.1)	$166.5
Special items:
Jackson mill conversion-related activities (a)	1.5	(0.4)	1.1	1.1	(0.3)	0.8
Acquisition-related, facilities closure and other costs (b)	0.6	(0.2)	0.4	2.1	(0.5)	1.6
Total special items	2.1	(0.6)	1.5	3.2	(0.8)	2.4
Excluding special items	$342.4	$(86.7)	$255.7	$222.8	$(53.9)	$168.9
(a)
Includes charges related to the announced discontinuation of production of UFS paper grades on the No. 3 machine at the Jackson, Alabama mill associated with the permanent conversion of the machine to produce linerboard and other paper-to-containerboard conversion related activities.
(b)
For 2022, includes charges consisting of closure costs related to corrugated products facilities and acquisition and integration costs related to the December 2021 Advance Packaging Corporation acquisition. For 2021, includes charges consisting of closure costs related to corrugated products facilities.

The following table reconciles net income to EBITDA and EBITDA excluding special items for the periods indicated (dollars in millions):

	Three Months Ended
	March 31,
	2022	2021
Net income	$254.2	$166.5
Non-operating pension income	(3.6)	(4.8)
Interest expense, net	19.8	23.5
Income tax provision	86.1	53.1
Depreciation, amortization, and depletion	109.7	100.8
EBITDA	$466.2	$339.1

Special items:
Acquisition-related, facilities closure and other costs	0.6	2.1
Jackson mill conversion-related activities	0.4	0.6
Total special items	1.0	2.7
EBITDA excluding special items	$467.2	$341.8

The following table reconciles segment income (loss) to EBITDA and EBITDA excluding special items for the periods indicated (dollars in millions):

	Three Months Ended
	March 31,
	2022	2021
Packaging
Segment income	$362.2	$257.9
Depreciation, amortization, and depletion	100.9	92.1
EBITDA	463.1	350.0
Acquisition-related, facilities closure and other costs	0.6	2.1
Jackson mill conversion-related activities	0.2	—
EBITDA excluding special items	$463.9	$352.1

Paper
Segment income	$22.4	$8.7
Depreciation, amortization, and depletion	6.4	6.5
EBITDA	28.8	15.2
Jackson mill conversion-related activities	0.2	0.6
EBITDA excluding special items	$29.0	$15.8

Corporate and Other
Segment loss	$(28.1)	$(28.3)
Depreciation, amortization, and depletion	2.4	2.2
EBITDA	(25.7)	(26.1)
EBITDA excluding special items	$(25.7)	$(26.1)

EBITDA	$466.2	$339.1

EBITDA excluding special items	$467.2	$341.8

Market Risk and Risk Management Policies

PCA is exposed to the impact of interest rate changes and changes in the market value of its financial instruments. We periodically enter into derivatives to minimize these risks, but not for trading purposes. We were not a party to any derivatives-based arrangements at March 31, 2022. For a discussion of derivatives and hedging activities, see Note 16, Derivative Instruments and Hedging Activities, of the Notes to Consolidated Financial Statements in “Part II, Item 8. Financial Statements and Supplementary Data” of our 2021 Annual Report on Form 10-K.

At March 31, 2022, interest rates on 100% of PCA’s outstanding debt are fixed.

Off-Balance-Sheet Activities

The Company does not have any off-balance sheet arrangements as of March 31, 2022.

Environmental Matters

There have been no material changes to the disclosure set forth in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Environmental Matters” filed with our 2021 Annual Report on Form 10-K.

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

PCA has included in its 2021 Annual Report on Form 10-K a discussion of its critical accounting policies and estimates which require management’s most difficult, subjective, or complex judgments used in the preparation of its consolidated financial statements. PCA has not had any changes to these critical accounting estimates during the first three months of 2022.

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

Our actual results, performance or achievement could differ materially from those expressed in, or implied by, these forward-looking statements, and accordingly, we can give no assurances that any of the events anticipated by the forward-looking statements will transpire or occur, or if any of them do occur, what impact they will have on our results of operations or financial condition. Given these uncertainties, investors are cautioned not to place undue reliance on these forward-looking statements. We expressly disclaim any obligation to publicly revise any forward-looking statements that have been made to reflect the occurrence of events after the date hereof. For a discussion of other factors, risks and uncertainties that may affect our business, see Item 1A. Risk Factors included in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

Prior to filing this report, PCA completed an evaluation under the supervision and with the participation of PCA’s management, including PCA’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of PCA’s disclosure controls and procedures as of March 31, 2022. The evaluation of PCA’s disclosure controls and procedures included a review of the controls’ objectives and design, PCA’s implementation of the controls, and the effect of the controls on the information generated for use in this report. Based on this evaluation, PCA’s Chief Executive Officer and Chief Financial Officer concluded that PCA’s disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2022.

Changes in Internal Control over Financial Reporting

On December 11, 2021, PCA acquired Advance Packaging Corporation ("Advance Packaging"). We are currently in the process of evaluating and integrating Advance Packaging's controls over financial reporting which may result in changes or additions to PCA's internal control over financial reporting. Under guidelines established by the SEC, companies are permitted to exclude acquisitions from their assessment of internal control over financial reporting during the first year of an acquisition while integrating the acquired company. We excluded Advance Packaging from the assessment of internal control over financial reporting at March 31, 2022. Except as may relate to the integration of the Advance Packaging acquisition, there were no other changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the most recent fiscal quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As of and for the quarter ended March 31, 2022, Advance Packaging accounted for approximately 2% of both the Company's consolidated total assets and consolidated net sales.

PART II

OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

The disclosure set forth under the caption "Legal Proceedings" in Note 20, Commitments, Guarantees, Indemnifications and Legal Proceedings, of the Condensed Notes to Unaudited Quarterly Consolidated Financial Statements in "Part I, Item 1. Financial Statements" of this Form 10-Q is incorporated herein by reference.

Item 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed in “Part I, Item IA. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table presents information related to our repurchases of common stock made under repurchase plans authorized by PCA's Board of Directors, and shares withheld to cover taxes on vesting of equity awards, during the three months ended March 31, 2022:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in millions)
January 1-31, 2022	275	$150.63	—	$1,000.0
February 1-28, 2022	1,020	146.76	—	1,000.0
March 1-31, 2022	—	—	—	1,000.0
Total	1,295	$147.58	—	$1,000.0
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

Date: May 5, 2022