Form 10-Q
period 2022-06-30
PACKAGING CORP OF AMERICA
filed 2022-08-04
CIK 75677

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

As of July 29, 2022 the Registrant had outstanding 93,739,929 shares of common stock, par value $0.01 per share.

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

i

PART I

FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Packaging Corporation of America

Consolidated Statements of Income and Comprehensive Income

(unaudited, dollars in millions, except per-share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Statements of Income:
Net sales	$2,237.3	$1,879.9	$4,373.7	$3,687.0
Cost of sales	(1,648.5)	(1,431.1)	(3,251.7)	(2,834.5)
Gross profit	588.8	448.8	1,122.0	852.5
Selling, general and administrative expenses	(156.7)	(146.3)	(317.7)	(291.3)
Other expense, net	(16.3)	(7.9)	(31.9)	(28.3)
Income from operations	415.8	294.6	772.4	532.9
Non-operating pension income	3.6	5.0	7.3	9.8
Interest expense, net	(18.8)	(24.9)	(38.7)	(48.4)
Income before taxes	400.6	274.7	741.0	494.3
Provision for income taxes	(99.1)	(67.4)	(185.3)	(120.5)
Net income	$301.5	$207.3	$555.7	$373.8
Net income per common share:
Basic	$3.22	$2.18	$5.93	$3.94
Diluted	$3.20	$2.17	$5.91	$3.92
Dividends declared per common share	$1.25	$1.00	$2.25	$2.00
Statements of Comprehensive Income:
Net income	$301.5	$207.3	$555.7	$373.8
Other comprehensive income, net of tax:
Changes in unrealized losses on marketable debt securities, net of tax of $0.1 million, $0.0 million, $0.5 million, and $0.1 million	(0.3)	(0.1)	(1.5)	(0.2)
Amortization of pension and postretirement plans actuarial loss and prior service cost, net of tax of ($0.4) million, ($0.8) million, ($0.7) million, and ($1.7) million	1.1	2.5	2.3	5.0
Other comprehensive income	0.8	2.4	0.8	4.8
Comprehensive income	$302.3	$209.7	$556.5	$378.6

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Packaging Corporation of America

Consolidated Balance Sheets

(unaudited, dollars and shares in millions, except per-share data)

	June 30,	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$667.3	$618.7
Short-term marketable debt securities	82.3	86.1
Accounts receivable, net of allowance for credit losses and customer deductions of $21.3 million and $14.3 million as of June 30, 2022 and December 31, 2021, respectively	1,212.0	1,071.0
Inventories	954.2	902.5
Prepaid expenses and other current assets	74.6	47.0
Federal and state income taxes receivable	—	7.4
Total current assets	2,990.4	2,732.7
Property, plant, and equipment, net	3,762.9	3,529.0
Goodwill	922.5	923.5
Other intangible assets, net	287.3	308.4
Operating lease right-of-use assets	273.8	238.3
Long-term marketable debt securities	61.2	60.0
Other long-term assets	42.5	44.9
Total assets	$8,340.6	$7,836.8
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Operating lease obligations	$69.3	$67.1
Finance lease obligations	1.8	1.7
Accounts payable	528.2	452.4
Dividends payable	120.2	96.3
Accrued liabilities	236.7	255.0
Accrued interest	11.7	12.3
Federal and state income taxes payable	5.0	—
Total current liabilities	972.9	884.8
Long-term liabilities:
Long-term debt	2,472.6	2,471.5
Operating lease obligations	210.9	179.3
Finance lease obligations	11.7	12.7
Deferred income taxes	495.1	465.9
Compensation and benefits	153.2	157.4
Other long-term liabilities	59.7	58.0
Total long-term liabilities	3,403.2	3,344.8
Commitments and contingent liabilities (Note 20)
Stockholders' equity:
Common stock, par value $0.01 per share, 300.0 million shares authorized, 93.7 million and 93.5 million shares issued as of June 30, 2022 and December 31, 2021, respectively	0.9	0.9
Additional paid in capital	601.0	579.4
Retained earnings	3,437.0	3,102.1
Accumulated other comprehensive loss	(74.4)	(75.2)
Total stockholders' equity	3,964.5	3,607.2
Total liabilities and stockholders' equity	$8,340.6	$7,836.8

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Packaging Corporation of America

Consolidated Statements of Cash Flows

(unaudited, dollars in millions)

	Six Months Ended
	June 30,
	2022	2021
Cash Flows from Operating Activities:
Net income	$555.7	$373.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization of intangibles	224.0	205.5
Amortization of deferred financing costs	1.0	1.3
Share-based compensation expense	21.6	20.1
Deferred income tax provision	28.8	14.3
Loss on asset disposals	12.1	5.4
Pension and post-retirement benefits expense, net of contributions	1.7	(0.3)
Other, net	0.2	4.2
Changes in operating assets and liabilities:
Increase in assets —
Accounts receivable	(140.9)	(149.0)
Inventories	(51.7)	(39.4)
Prepaid expenses and other current assets	(27.3)	(34.7)
Increase (decrease) in liabilities —
Accounts payable	25.1	(2.7)
Accrued liabilities	(18.3)	15.4
Federal and state income taxes payable / receivable	12.3	5.9
Net cash provided by operating activities	644.3	419.8
Cash Flows from Investing Activities:
Additions to property, plant, and equipment	(397.5)	(216.5)
Additions to other long-term assets	(2.6)	(1.6)
Proceeds from asset disposals	0.4	2.4
Purchases of marketable debt securities	(64.2)	(65.7)
Proceeds from sales of marketable debt securities	19.9	12.9
Proceeds from maturities of marketable debt securities	44.0	48.3
Other, net	1.9	—
Net cash used for investing activities	(398.1)	(220.2)
Cash Flows from Financing Activities:
Repayments of debt and finance lease obligations	(0.9)	(0.8)
Financing costs paid	—	(0.9)
Common stock dividends paid	(187.2)	(189.8)
Shares withheld to cover employee restricted stock taxes	(9.5)	(10.5)
Net cash used for financing activities	(197.6)	(202.0)
Net increase (decrease) in cash and cash equivalents	48.6	(2.4)
Cash and cash equivalents, beginning of period	618.7	974.6
Cash and cash equivalents, end of period	$667.3	$972.2

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Packaging Corporation of America

Consolidated Statements of Changes in Stockholders’ Equity

(unaudited, dollars in millions and shares in thousands)

	Common Stock		Additional Paid in	Retained	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Earnings	Loss	Equity
Balance at April 1, 2022	93,704	$0.9	$591.7	$3,261.9	$(75.2)	$3,779.3
Common stock withheld and retired to cover taxes on vested stock awards	(66)	—	(0.5)	(8.7)	—	(9.2)
Common stock dividends declared	—	—	—	(117.7)	—	(117.7)
Share-based compensation and other	48	—	9.8	—	—	9.8
Comprehensive income	—	—	—	301.5	0.8	302.3
Balance at June 30, 2022	93,686	$0.9	$601.0	$3,437.0	$(74.4)	$3,964.5

	Common Stock		Additional Paid in	Retained	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Earnings	Loss	Equity
Balance at April 1, 2021	94,994	$1.0	$566.0	$2,906.3	$(142.1)	$3,331.2
Common stock withheld and retired to cover taxes on vested stock awards	(76)	(0.1)	(0.6)	(9.7)	—	(10.4)
Common stock dividends declared	—	—	—	(95.4)	—	(95.4)
Share-based compensation and other	61	0.1	9.1	—	—	9.2
Comprehensive income	—	—	—	207.3	2.4	209.7
Balance at June 30, 2021	94,979	$1.0	$574.5	$3,008.5	$(139.7)	$3,444.3

	Common Stock		Additional Paid in	Retained	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Earnings	Loss	Equity
Balance at January 1, 2022	93,539	$0.9	$579.4	$3,102.1	$(75.2)	$3,607.2
Common stock withheld and retired to cover taxes on vested stock awards	(67)	—	(0.6)	(8.9)	—	(9.5)
Common stock dividends declared	—	—	—	(211.9)	—	(211.9)
Share-based compensation and other	214	—	22.2	—	—	22.2
Comprehensive income	—	—	—	555.7	0.8	556.5
Balance at June 30, 2022	93,686	$0.9	$601.0	$3,437.0	$(74.4)	$3,964.5

	Common Stock		Additional Paid in	Retained	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Earnings	Loss	Equity
Balance at January 1, 2021	94,830	$0.9	$554.4	$2,835.5	$(144.5)	$3,246.3
Common stock withheld and retired to cover taxes on vested stock awards	(77)	(0.1)	(0.6)	(9.8)	—	(10.5)
Common stock dividends declared	—	—	—	(190.9)	—	(190.9)
Share-based compensation and other	226	0.2	20.7	(0.1)	—	20.8
Comprehensive income	—	—	—	373.8	4.8	378.6
Balance at June 30, 2021	94,979	$1.0	$574.5	$3,008.5	$(139.7)	$3,444.3

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

The consolidated financial statements of PCA as of June 30, 2022 and for the three and six months ended June 30, 2022 and 2021 are unaudited but include all adjustments (consisting only of normal recurring adjustments) that management considers necessary for a fair presentation of such financial statements. The preparation of the consolidated financial statements involves the use of estimates and accruals. Actual results may vary from those estimates. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with Article 10 of Regulation S-X of the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete audited financial statements. Operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. These consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2021.

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

The following table presents our revenues disaggregated by product line (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Packaging	$2,066.9	$1,718.5	$4,031.3	$3,342.1
Paper	149.8	142.3	303.3	306.8
Corporate and Other	20.6	19.1	39.1	38.1
Total revenue	$2,237.3	$1,879.9	$4,373.7	$3,687.0

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

During the second quarter of 2022, we received $1.9 million from the seller related to a final working capital adjustment. We recorded the adjustment as a decrease to goodwill, which decreased the purchase price to $193.0 million.

The Company accounted for the Advance Packaging acquisition using the acquisition method of accounting in accordance with ASC 805, Business Combinations. The total purchase price has been preliminarily allocated to tangible and intangible assets acquired and liabilities assumed based on respective fair values, as follows (dollars in millions):

	12/31/2021 Allocation	Adjustments	Revised Allocation
Goodwill	$60.0	$(1.0)	$59.0
Other intangible assets	50.2	(1.4)	48.8
Property, plant and equipment	66.7	0.5	67.2
Other net assets	18.0	—	18.0
Net assets acquired	$194.9	$(1.9)	$193.0

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

Other intangible assets, primarily customer relationships, were assigned an estimated weighted average useful life of 12.8 years.

Property, plant, and equipment were assigned estimated useful lives ranging from one to 20 years.

5. Earnings Per Share

The following table sets forth the computation of basic and diluted income per common share for the periods presented (dollars and shares in millions, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Numerator:	2022	2021	2022	2021
Net income	$301.5	$207.3	$555.7	$373.8
Less: Distributed and undistributed earnings allocated to participating securities	(2.6)	(1.8)	(4.6)	(3.1)
Net income attributable to common shareholders	$298.9	$205.5	$551.1	$370.7
Denominator:
Weighted average basic common shares outstanding	92.9	94.2	92.9	94.2
Effect of dilutive securities	0.5	0.4	0.4	0.4
Weighted average diluted common shares outstanding	93.4	94.6	93.3	94.6
Basic income per common share	$3.22	$2.18	$5.93	$3.94
Diluted income per common share	$3.20	$2.17	$5.91	$3.92

6. Other Expense, Net

The components of other income (expense), net, were as follows (dollars in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Asset disposals and write-offs	$(13.8)	$(9.0)	$(26.4)	$(19.9)
Jackson mill conversion-related activities (a)	(1.7)	(2.4)	(2.1)	(2.9)
Acquisition-related, facilities closure and other income (b)	0.5	5.5	0.1	3.4
Other	(1.3)	(2.0)	(3.5)	(8.9)
Total	$(16.3)	$(7.9)	$(31.9)	$(28.3)

(a)
Includes charges related to the announced discontinuation of production of uncoated freesheet paper grades on the No. 3 machine at the Jackson, Alabama mill in the first quarter of 2021 associated with the permanent conversion of the machine to produce linerboard and other paper-to-containerboard conversion related activities.

(b)
For 2022, includes income primarily consisting of insurance proceeds received for a natural disaster at one of the corrugated products facilities, partially offset by closure costs related to corrugated products facilities and acquisition and integration costs related to the December 2021 Advance Packaging Corporation acquisition. For 2021, includes income primarily consisting of an adjustment of the required asset retirement obligation related to the 2020 closure of the San Lorenzo, California facility, a gain on sale of transportation assets, and insurance proceeds received for a natural disaster at one of the corrugated products facilities, partially offset by closure costs related to corrugated products facilities.

7. Income Taxes

For the three months ended June 30, 2022 and 2021, we recorded $99.1 million and $67.4 million of income tax expense and had an effective tax rate of 24.7% and 24.5%, respectively. The increase in our effective tax rate for the three months ended June 30, 2022 compared to the same period in 2021 was primarily due to higher nondeductible employee remuneration paid to covered employees.

For the six months ended June 30, 2022 and 2021, we recorded $185.3 and $120.5 million of income tax expense and had an effective tax rate of 25.0% and 24.4%, respectively. The increase in our effective tax rate for the six months ended June 30, 2022 compared to the same period in 2021 was primarily due to higher nondeductible employee remuneration paid to covered employees and lower net favorable state tax law changes.

Our current effective tax rate may differ from the federal statutory income tax rate of 21.0% due primarily to the effect of state and local income taxes. During the six months ended June 30, 2022 and 2021, cash paid for taxes, net of refunds received, was $144.2 million and $100.4 million, respectively. The increase in cash tax payments between the periods is primarily due to higher 2022 forecasted taxable income.

During the three and six months ended June 30, 2022, there were no significant changes to our uncertain tax positions. For more information, see Note 8, Income Taxes, of the Notes to Consolidated Financial Statements in “Part II, Item 8. Financial Statements and Supplementary Data” of our 2021 Annual Report on Form 10-K.

8. Inventories

We value our raw materials, work in process, and finished goods inventories using lower of cost, as determined by the average cost method, or net realizable value. Supplies and materials are valued at the first-in, first-out (FIFO) or average cost methods.

The components of inventories were as follows (dollars in millions):

	June 30,	December 31,
	2022	2021
Raw materials	$340.1	$324.2
Work in process	19.0	16.2
Finished goods	211.1	201.0
Supplies and materials	384.0	361.1
Inventories	$954.2	$902.5

9. Property, Plant, and Equipment

The components of property, plant, and equipment were as follows (dollars in millions):

	June 30,	December 31,
	2022	2021
Land and land improvements	$192.5	$189.8
Buildings	973.6	938.7
Machinery and equipment	6,359.6	6,159.1
Construction in progress	607.0	481.0
Other	122.2	102.9
Property, plant and equipment, at cost	8,254.9	7,871.5
Less accumulated depreciation	(4,492.0)	(4,342.5)
Property, plant, and equipment, net	$3,762.9	$3,529.0

Depreciation expense for the three months ended June 30, 2022 and 2021 was $103.5 million and $94.5 million, respectively. During the six months ended June 30, 2022 and 2021, depreciation expense was $202.1 million and $184.5 million, respectively. We recognized $1.7 million of incremental depreciation expense during the six months ended June 30, 2022 as a result of Jackson mill conversion-related activities. We recognized $2.1 million of incremental depreciation expense during the six months ended June 30, 2021 as a result of closure costs related to corrugated products facilities and Jackson mill conversion-related activities.

At June 30, 2022 and December 31, 2021, purchases of property, plant, and equipment included in accounts payable were $118.3 million and $73.6 million, respectively.

10. Goodwill and Intangible Assets

Goodwill

Goodwill represents the excess of the cost of an acquired business over the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed in a business combination. At June 30, 2022 and December 31, 2021 we had $922.5 million and $923.5 million, respectively, of goodwill recorded in our Packaging segment, which represents the entire goodwill balance reported on our Consolidated Balance Sheets.

Changes in the carrying amount of our goodwill are as follows (dollars in millions):

Goodwill
Balance at January 1, 2022	$923.5
Acquisitions (a)	(1.0)
Balance at June 30, 2022	$922.5

(a)
During the six months ended June 30, 2022, the Company recorded a $1.0 million adjustment to decrease the goodwill balance for the Company's December 2021 acquisition of Advance Packaging.

Intangible Assets

Intangible assets are primarily comprised of customer relationships and trademarks and trade names.

The weighted average remaining useful life, gross carrying amount, and accumulated amortization of our intangible assets were as follows (dollars in millions):

	June 30, 2022			December 31, 2021
	Weighted Average Remaining Useful Life (in Years)	Gross Carrying Amount	Accumulated Amortization	Weighted Average Remaining Useful Life (in Years)	Gross Carrying Amount	Accumulated Amortization
Customer relationships (b)	8.6	$546.0	$273.0	8.5	$551.1	$254.9
Trademarks and trade names (b)	7.4	41.3	27.2	8.4	37.6	25.5
Other (b)	3.6	4.5	4.3	2.2	4.4	4.3
Total intangible assets (excluding goodwill)	8.6	$591.8	$304.5	8.5	$593.1	$284.7

(b)
In connection with the December 2021 acquisition of Advance Packaging, the Company recorded intangible assets of $47.3 million for customer relationships, $2.8 million for trade names, and $0.1 million for other intangibles. During the three months ended June 30, 2022, the Company made a $1.4 million net adjustment based on the valuation received for the intangible assets. This adjustment resulted in a revision to the original allocations for customer relationships and trade names. As of June 30, 2022, the revised allocations for customer relationships and trade names are $42.2 million and $6.5 million, respectively.

During the six months ended June 30, 2022 and 2021, amortization expense was $19.8 million and $18.9 million, respectively.

11. Accrued Liabilities

The components of accrued liabilities were as follows (dollars in millions):

	June 30,	December 31,
	2022	2021
Compensation and benefits	$127.3	$157.1
Customer rebates and other credits	36.3	36.9
Franchise, property, sales and use taxes	27.2	17.6
Medical insurance and workers’ compensation	25.9	26.9
Environmental liabilities and asset retirement obligations	4.3	4.0
Severance, retention, and relocation	2.9	2.7
Other	12.8	9.8
Total	$236.7	$255.0

12. Debt

For the six months ended June 30, 2022 and 2021, cash payments for interest were $43.1 million and $47.8 million, respectively.

Included in interest expense, net is the amortization of financing costs. For the three months ended June 30, 2022 and 2021, amortization of financing costs was $0.4 million and $0.5 million, respectively, and during the six months ended June 30, 2022 and 2021, amortization of financing costs was $0.8 million and $1.0 million, respectively.

At June 30, 2022, we had $2,491.3 million of fixed-rate senior notes outstanding. The fair value of our fixed-rate debt was estimated to be $2,151.3 million. The difference between the book value and fair value is due to the difference between the period-end market interest rate and the stated rate of our fixed-rate debt. We estimated the fair value of our fixed-rate debt using quoted market prices (Level 2 inputs) within the fair value hierarchy, which is further defined in Note 2, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements in "Part II, Item 8. Financial Statements and Supplementary Data" of our 2021 Annual Report on Form 10-K.

For more information on our long-term debt and interest rates on that debt, see Note 11, Debt, of the Notes to Consolidated Financial Statements in "Part II, Item 8. Financial Statements and Supplementary Data" of our 2021 Annual Report on Form 10-K.

13. Cash, Cash Equivalents, and Marketable Debt Securities

The following table shows the Company’s cash and available-for-sale ("AFS") debt securities by major asset category at June 30, 2022 and December 31, 2021 (in millions):

	June 30, 2022
	Adjusted Cost Basis	Unrealized Gain	Unrealized Loss	Fair Value	Cash and Cash Equivalents	Short-Term Marketable Debt Securities	Long-Term Marketable Debt Securities
Cash and cash equivalents	$659.9	$—	$—	$659.9	$659.9	$—	$—
Level 1 (a):
U.S. Treasury securities	23.0	—	(0.4)	22.6	0.6	12.4	9.6
Money market funds	4.3	—	—	4.3	4.3	—	—
Subtotal	27.3	—	(0.4)	26.9	4.9	12.4	9.6
Level 2 (b):
Corporate debt securities	120.9	—	(1.9)	119.0	2.0	66.2	50.8
U.S. government agency securities	4.0	—	—	4.0	—	3.2	0.8
Certificates of deposit	1.0	—	—	1.0	0.5	0.5	—
Subtotal	125.9	—	(1.9)	124.0	2.5	69.9	51.6
Total	$813.1	$—	$(2.3)	$810.8	$667.3	$82.3	$61.2

	December 31, 2021
	Adjusted Cost Basis	Unrealized Gain	Unrealized Loss	Fair Value	Cash and Cash Equivalents	Short-Term Marketable Debt Securities	Long-Term Marketable Debt Securities
Cash and cash equivalents	$612.3	$—	$—	$612.3	$612.3	$—	$—
Level 1 (a):
U.S. Treasury securities	26.4	—	(0.1)	26.3	2.0	14.7	9.6
Money market funds	0.9	—	—	0.9	0.9	—	—
Subtotal	27.3	—	(0.1)	27.2	2.9	14.7	9.6
Level 2 (b):
Corporate debt securities	118.9	—	(0.3)	118.6	3.5	66.0	49.1
U.S. government agency securities	4.8	—	—	4.8	—	3.5	1.3
Certificates of deposit	1.9	—	—	1.9	—	1.9	—
Subtotal	125.6	—	(0.3)	125.3	3.5	71.4	50.4
Total	$765.2	$—	$(0.4)	$764.8	$618.7	$86.1	$60.0
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

For the three and six months ended June 30, 2022 and 2021, net realized gains and losses on the sales and maturities of certain marketable debt securities were insignificant.

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

As of June 30, 2022 and December 31, 2021, we do not consider any of the impairments related to our marketable debt securities to be the result of credit losses. Therefore, we have not recorded an allowance for credit losses related to our marketable debt securities. All unrealized gains and losses were recorded in other comprehensive income (OCI).

The following table provides information about the Company’s marketable debt securities that have been in a continuous loss position as of June 30, 2022 and December 31, 2021 (in millions, except number of marketable debt securities in a loss position):

	June 30, 2022
	Fair Value of Marketable Debt Securities in a Loss Position < 12 Months	Number of Marketable Debt Securities in a Loss Position < 12 Months	Unrealized Losses < 12 Months	Fair Value of Marketable Debt Securities in a Loss Position ≥ 12 Months	Number of Marketable Debt Securities in a Loss Position ≥ 12 Months	Unrealized Losses ≥ 12 Months (c)
Corporate debt securities	$112.7	176	$1.9	$0.3	1	$—
U.S. Treasury securities	20.8	23	0.4	1.0	1	—
U.S. government agency securities	4.0	6	—	—	—	—
Certificates of deposit	0.5	1	—	—	—	—
	$138.0	206	$2.3	$1.3	2	$—
(c)
Unrealized losses were insignificant for debt securities in a continuous loss position greater than or equal to 12 months for the period ended June 30, 2022.

	December 31, 2021
	Fair Value of Marketable Debt Securities	Number of Marketable Debt Securities in a Loss Position	Unrealized Losses (d)
Corporate debt securities	$106.9	153	$0.3
U.S. Treasury securities	22.4	27	0.1
U.S. government agency securities	4.8	6	—
Certificates of deposit	0.5	1	—
	$134.6	187	$0.4
(d)
For the period ended December 31, 2021, there were no debt securities in a continuous loss position greater than or equal to 12 months.

14. Employee Benefit Plans and Other Postretirement Benefits

The components of net periodic benefit cost for our pension plans were as follows (dollars in millions):

	Pension Plans
	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Service cost	$4.9	$5.4	$9.9	$10.7
Interest cost	8.7	7.4	17.4	14.9
Expected return on plan assets	(13.9)	(15.8)	(27.9)	(31.6)
Net amortization of unrecognized amounts
Prior service cost	0.9	1.0	1.8	1.9
Actuarial loss	0.8	2.5	1.7	5.0
Net periodic benefit cost	$1.4	$0.5	$2.9	$0.9

PCA makes pension plan contributions that are sufficient to fund its actuarially determined costs, generally equal to the minimum amounts required by the Employee Retirement Income Security Act (ERISA). From time to time, PCA may make additional discretionary contributions based on the funded status of the plans, tax deductibility, income from operations, and other factors. During the three and six months ended June 30, 2022 and 2021, payments to our nonqualified pension plans were insignificant. During the three and six months ended June 30, 2022 and 2021, we did not make any contributions to our qualified pension plans. We do not have a required minimum contribution amount for 2022, but we expect to make discretionary contributions to our plans.

For the three and six months ended June 30, 2022 and 2021, the net periodic benefit cost for our postretirement plans was insignificant.

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

As of June 30, 2022, assuming performance units are paid out at the target level of performance, 1.0 million shares were available for future grants under the current plan. Forfeitures are added back to the pool of shares of common stock available to be granted at a future date.

The following table presents restricted stock and performance unit award activity for the six months ended June 30, 2022:

	Restricted Stock		Performance Units
	Shares	Weighted Average Grant- Date Fair Value	Shares	Weighted Average Grant- Date Fair Value
Outstanding at January 1, 2022	651,448	$109.16	358,092	$105.38
Granted	175,047	145.63	96,309	154.21
Vested (a)	(146,093)	115.78	(42,024)	141.62
Forfeitures	(6,651)	111.31	(256)	145.26
Outstanding at June 30, 2022	673,751	$117.18	412,121	$113.07
(a)
Upon vesting of the performance unit awards, PCA issued 46,281 shares, which included 4,257 shares for dividends accrued during the vesting period.

Compensation Expense

Our share-based compensation expense is primarily recorded in "Selling, general, and administrative expenses." Compensation expense for share-based awards recognized in the Consolidated Statements of Income, net of forfeitures, was as follows (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Restricted stock	$5.4	$5.9	$14.7	$14.5
Performance units	3.8	2.5	6.9	5.6
Total share-based compensation expense	9.2	8.4	21.6	20.1
Income tax benefit	(2.3)	(2.1)	(5.5)	(5.1)
Share-based compensation expense, net of tax benefit	$6.9	$6.3	$16.1	$15.0

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

The unrecognized compensation expense for all share-based awards at June 30, 2022 was as follows (dollars in millions):

	June 30, 2022
	Unrecognized Compensation Expense	Remaining Weighted Average Recognition Period (in years)
Restricted stock	$36.4	2.8
Performance units	25.9	2.5
Total unrecognized share-based compensation expense	$62.3	2.7

16. Stockholders' Equity

Dividends

During the six months ended June 30, 2022, we paid $187.2 million of dividends to shareholders. During the second quarter of 2022, PCA announced an increase of its quarterly cash dividend on its common stock from an annual rate of $4.00 per share to $5.00 per share. PCA’s Board of Directors declared the first regular quarterly cash dividend of $1.25 per share of common stock on May 17, 2022, which was paid on July 15, 2022 to shareholders of record as of June 15, 2022. The dividend payment was $117.1 million.

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

The Company did not repurchase any shares of its common stock under this authority during the three and six months ended June 30, 2022. At June 30, 2022, $1 billion of the authorized amount remained available for repurchase of the Company’s common stock.

Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) (AOCI) by component were as follows (dollars in millions). Amounts in parentheses indicate losses:

	Unrealized Loss On Foreign Exchange Contracts	Unrealized Loss on Marketable Debt Securities	Unfunded Employee Benefit Obligations	Total
Balance at January 1, 2022	$(0.2)	$(0.2)	$(74.8)	$(75.2)
Other comprehensive income before reclassifications, net of tax	—	(1.5)	—	(1.5)
Amounts reclassified from AOCI, net of tax	—	—	2.3	2.3
Balance at June 30, 2022	$(0.2)	$(1.7)	$(72.5)	$(74.4)

Reclassifications out of AOCI were as follows (dollars in millions). Amounts in parentheses indicate expenses in the Consolidated Statements of Income:

	Amounts Reclassified from AOCI
	Three Months Ended June 30,		Six Months Ended June 30,
Details about AOCI Components	2022	2021	2022	2021
Unfunded employee benefit obligations (a)
Amortization of prior service costs	$(0.8)	$(0.8)	$(1.6)	$(1.7)	See (a) below
Amortization of actuarial losses	(0.7)	(2.5)	(1.4)	(5.0)	See (a) below
	(1.5)	(3.3)	(3.0)	(6.7)	Total before tax
	0.4	0.8	0.7	1.7	Tax benefit
	$(1.1)	$(2.5)	$(2.3)	$(5.0)	Net of tax

(a)
These AOCI components are included in the computation of net pension and postretirement benefit costs. See Note 14, Employee Benefit Plans and Other Postretirement Benefits, for additional information.

17. Concentrations of Risk

Our Paper segment has a long-standing commercial and contractual relationship with Office Depot, our largest customer in the paper business. This relationship exposes us to a significant concentration of business and financial risk. Our sales to Office Depot represent approximately 4% of our total Company sales revenue for both the six month periods ended June 30, 2022 and 2021 and approximately 58% and 47% of our Paper segment sales revenue for both of those periods, respectively. For the full year 2021, sales to Office Depot represented 51% of our Paper segment sales. At June 30, 2022 and December 31, 2021, we had $41.2 million and $49.8 million of accounts receivable due from Office Depot, respectively, which represents approximately 3% and 4% of our total Company accounts receivable, respectively.

18. Transactions With Related Parties

Louisiana Timber Procurement Company, L.L.C. ("LTP") is a variable-interest entity that is 50% owned by PCA and 50% owned by Boise Cascade Company ("Boise Cascade"). LTP procures sawtimber, pulpwood, residual chips, and other residual wood fiber to meet the wood and fiber requirements of PCA and Boise Cascade in Louisiana. PCA is the primary beneficiary of LTP and has the power to direct the activities that most significantly affect the economic performance of LTP. Therefore, we consolidate 100% of LTP in our financial statements in our Corporate and Other segment. The carrying amounts of LTP's assets and liabilities (which relate primarily to non-inventory working capital items) on our Consolidated Balance Sheets were $3.1 million at June 30, 2022 and $3.5 million at December 31, 2021. During the three months ended June 30, 2022 and 2021, we recorded $23.5 million and $20.7 million, respectively, and during the six months ended June 30, 2022 and 2021, we recorded $44.3 million and $41.0 million, respectively, of LTP sales to Boise Cascade in "Net Sales" in the Consolidated Statements of Income and approximately the same amount of expenses in "Cost of Sales".

During the three months ended June 30, 2022 and 2021, fiber purchases from related parties were $3.6 million and $3.4 million, respectively, and during the six months ended June 30, 2022 and 2021, fiber purchases from related parties were $7.4 million and $6.7 million, respectively. Most of these purchases related to chip and log purchases by LTP from Boise Cascade's wood products business. These purchases are recorded in "Cost of Sales" in the Consolidated Statements of Income.

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

Selected financial information by reportable segment was as follows (dollars in millions):

	Sales, net
Three Months Ended June 30, 2022	Trade	Intersegment	Total	Operating Income (Loss)
Packaging	$2,061.7	$5.2	$2,066.9	$419.8	(a)
Paper	149.8	—	149.8	22.7	(a)
Corporate and Other	25.8	37.4	63.2	(26.7)
Intersegment eliminations	—	(42.6)	(42.6)	—
	$2,237.3	$—	$2,237.3	415.8
Non-operating pension income				3.6
Interest expense, net				(18.8)
Income before taxes				$400.6

	Sales, net
Three Months Ended June 30, 2021	Trade	Intersegment	Total	Operating Income (Loss)
Packaging	$1,714.5	$4.0	$1,718.5	$317.2	(b)
Paper	142.3	—	142.3	2.6	(b)
Corporate and Other	23.1	32.0	55.1	(25.2)	(b)
Intersegment eliminations	—	(36.0)	(36.0)	—
	$1,879.9	$—	$1,879.9	294.6
Non-operating pension income				5.0
Interest expense, net				(24.9)
Income before taxes				$274.7

	Sales, net
Six Months Ended June 30, 2022	Trade	Intersegment	Total	Operating Income (Loss)
Packaging	$4,021.6	$9.7	$4,031.3	$782.1	(a)
Paper	303.3	—	303.3	45.1	(a)
Corporate and Other	48.8	72.7	121.5	(54.8)
Intersegment eliminations	—	(82.4)	(82.4)	—
	$4,373.7	$—	$4,373.7	772.4
Non-operating pension income				7.3
Interest expense, net				(38.7)
Income before taxes				$741.0

	Sales, net
Six Months Ended June 30, 2021	Trade	Intersegment	Total	Operating Income (Loss)
Packaging	$3,334.3	$7.8	$3,342.1	$575.1	(b)
Paper	306.7	0.1	306.8	11.3	(b)
Corporate and Other	46.0	64.5	110.5	(53.5)	(b)
Intersegment eliminations	—	(72.4)	(72.4)	—
	$3,687.0	$—	$3,687.0	532.9
Non-operating pension income				9.8
Interest expense, net				(48.4)
Income before taxes				$494.3

(a)	The three and six months ended June 30, 2022 include the following:
1.

$3.9 million and $5.4 million, respectively, of charges related to the announced discontinuation of production of UFS paper grades on the No. 3 machine at the Jackson, Alabama mill associated with the permanent conversion of the machine to produce linerboard and other paper-to containerboard conversion related activities.

2.

$0.9 million and $0.3 million, respectively, of income primarily consisting of insurance proceeds received for a natural disaster at one of the corrugated products facilities and a favorable lease buyout for a closed corrugated products facility, partially offset by closure costs related to corrugated products facilities and acquisition and integration costs related to the December 2021 Advance Packaging Corporation acquisition.

(b)	The three and six months ended June 30, 2021 include the following:
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

Guarantees and Indemnifications

We provide guarantees, indemnifications, and other assurances to third parties in the normal course of our business. These include tort indemnifications, product guarantees, environmental assurances, and representations and warranties in commercial agreements. At June 30, 2022, we are not aware of any material liabilities arising from any guarantee, indemnification, or financial assurance we have provided. If we determined such a liability was probable and subject to reasonable determination, we would accrue for it at that time.

DeRidder Mill Incident

On February 8, 2017, a tank located in the pulp mill at the Company's DeRidder, Louisiana facility exploded, resulting in three contractor fatalities and other injuries. The Company has been served with multiple lawsuits involving the decedents and other allegedly injured parties, alleging negligence on the part of the Company and claiming compensatory and punitive damages. The Company is vigorously defending these lawsuits. The Company believes that these suits are covered by its liability insurance policies, subject to an aggregate $1.0 million deductible, which has been satisfied in full as a result of settlement of various lawsuits and fees and expenses incurred by the Company. Cases involving nine plaintiffs are pending in the U.S. District Court for the Middle District of Louisiana and one case remains pending in state court in Alabama. One case previously dismissed by the federal district court for the Western District of Louisiana has been appealed by the plaintiff to the United States Court of Appeals for the Fifth Circuit. The Fifth Circuit Court of Appeals affirmed such dismissal. The remaining lawsuits pending in federal district court and state court are in the early stages. Accordingly, the Company is unable to estimate a range of reasonable possible losses at this time.

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

Executive Summary

Second quarter net sales were $2.24 billion in 2022 and $1.88 billion in 2021. We reported $302 million of net income, or $3.20 per diluted share, during the second quarter of 2022, compared to $207 million, or $2.17 per diluted share, during the same period in 2021. Net income included $2 million of expense for special items in the second quarter of 2022, compared to less than $1 million of income for special items in 2021 (discussed below). Excluding special items, net income was $304 million, or $3.23 per diluted share, during the second quarter of 2022, compared to $207 million, or $2.17 per diluted share, in the second quarter of 2021. The increase in net income was driven primarily by higher prices and mix and volume in the Packaging segment, higher prices and mix in the Paper segment, lower scheduled outage expenses, lower interest expense, and other items. These items were partially offset by higher operating costs, freight and logistics expenses, converting costs, and depreciation expense, lower volume in the Paper segment, and a higher tax rate. For additional detail on special items included in reported GAAP results, as well as segment income (loss) excluding special items, earnings before non-operating pension income (expense), interest, income taxes, and depreciation, amortization, and depletion ("EBITDA"), and EBITDA excluding special items, see “Item 2. Reconciliations of Non-GAAP Financial Measures to Reported Amounts.”

Packaging segment income from operations was $420 million in the second quarter of 2022, compared to $317 million in the second quarter of 2021. Packaging segment EBITDA excluding special items was $525 million in the second quarter of 2022 compared to $409 million in the second quarter of 2021. The increase was due primarily to higher prices and mix and higher sales and production volumes, and lower scheduled outage expenses, partially offset by higher operating and converting costs, and higher freight and logistic expenses. Demand in the Packaging segment remained strong and corrugated product shipments were flat with the prior year second quarter.

Paper segment income from operations was $23 million in the second quarter of 2022, compared to $3 million in the second quarter of 2021. Paper segment EBITDA excluding special items was $32 million in the second quarter of 2022, compared to $12 million in the second quarter of 2021. The increase was due to higher prices and mix and lower operating costs, partially offset by lower sales and production volumes, and higher freight and logistic expenses.

During the fourth quarter of 2020, in order to meet strong packaging demand and maintain appropriate inventory levels in the packaging segment, we temporarily began producing linerboard on the No. 3 machine at the Jackson mill, and we have produced linerboard on the machine since that time. In the first quarter of 2021, we announced the discontinuation of production of UFS paper grades on the machine and the permanent conversion of the machine to produce linerboard and other paper-to-containerboard conversion related activities. Sales and production in the Paper segment will remain below pre-pandemic levels as we will no longer be producing paper products on the Jackson No. 3 machine. In the third quarter of 2021, we began producing corrugating medium on the No. 1 machine at the Jackson mill (which had produced UFS paper in the past) to help satisfy our demand for containerboard, build necessary inventories, and evaluate the capability of the machine to produce containerboard on a cost-effective basis. We expect to continue producing corrugating medium on the machine for the foreseeable future. For the periods presented, operating results for the Jackson mill are included in both the Packaging and Paper segments, as appropriate.

Packaging segment income from operations was $782 million in the first six months of 2022, compared to $575 million in the same period in 2021. Packaging segment EBITDA excluding special items was $989 million in the first six months of 2022 compared to $761 million in the first six months of 2021. The increase in EBITDA excluding special items was due primarily to higher prices and mix and higher sales and production volumes and lower scheduled outage expenses, partially offset by higher operating and converting costs, and higher freight and logistic expenses.

Paper segment income from operations was $45 million in the first six months of 2022, compared to $11 million in the first six months of 2021. Paper segment EBITDA excluding special items was $60 million in the first six months of 2022, compared to $27 million in the same period in 2021. The increase in EBITDA excluding special items was due to higher prices and mix and lower operating costs, partially offset by lower sales and production volumes and higher freight and logistic expenses.

Special Items and Earnings per Diluted Share, Excluding Special Items

A reconciliation of reported earnings per diluted share to earnings per diluted share, excluding special items, for the three months ended June 30, 2022 and 2021 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Earnings per diluted share, as reported	$3.20	$2.17	$5.91	$3.92
Special items:
Jackson mill conversion-related activities (a)	0.03	0.03	$0.04	0.04
Acquisition-related, facilities closure and other income (b)	(0.01)	(0.03)	—	(0.02)
Total special items	0.02	—	0.04	0.02
Earnings per diluted share, excluding special items	$ 3.23 (c)	$2.17	$5.95	$3.94

(a)
For the three and six months ended June 30, 2022, includes $3.9 million and $5.4 million, respectively, of charges related to the announced discontinuation of production of UFS paper grades on the No. 3 machine at the Jackson, Alabama mill associated with the permanent conversion of the machine to produce linerboard and other paper-to-containerboard conversion related activities. For the three and six months ended June 30, 2021, these amounts were $3.8 million and $4.9 million, respectively.
(b)
For the three and six months ended June 30, 2022, includes $0.9 million and $0.3 million, respectively, of income primarily consisting of insurance proceeds received for a natural disaster at one of the corrugated products facilities and a favorable lease buyout for a closed corrugated products facility, partially offset by closure costs related to corrugated products facilities and acquisition and integration costs related to the December 2021 Advance Packaging Corporation acquisition. For the three and six months ended June 30, 2021, includes $4.7 million and $2.6 million, respectively, of income primarily consisting of an adjustment for the required asset retirement obligation related to the 2020 closure of the San Lorenzo, California facility, a gain on sale of corporate assets, and insurance proceeds received for a natural disaster at one of the corrugated products facilities, partially offset by closure costs related to corrugated products facilities.
(c)
Amount may not foot due to rounding.

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

Industry and Business Conditions

Trade publications reported North American industry-wide corrugated products shipments in total and per work day were down 2.3% during the second quarter of 2022 compared to the same quarter of 2021. Reported industry containerboard production increased 2.2% compared to the second quarter of 2021. Reported industry containerboard inventories at the end of the second quarter of 2022 were approximately 2.86 million tons, up 16.1% compared to the same period in 2021. Reported containerboard export shipments were up 18.7% compared to the second quarter of 2021. Prices reported by trade publications increased by $60 per ton for linerboard and $70 per ton for corrugating medium in March 2022. There were no additional price increases in the second quarter of 2022.

Trade publications reported North American UFS paper shipments were essentially flat, up 0.4% in the second quarter of 2022, compared to the same quarter of 2021. Average prices reported by a trade publication for cut size office papers were higher by $100 per ton, or 7.7%, in the second quarter of 2022, compared to the first quarter of 2022, and higher by $270 per ton, or 23.9%, compared to the second quarter of 2021.

Outlook

During the third quarter, we expect higher prices in our Packaging segment as we implement the remaining portion of previously announced price increases. In our Paper segment, we expect higher prices as we will continue to implement our previously announced price increases. We notified customers of an additional $60 per ton price increase on all paper grades, effective with shipments beginning September 6, 2022. With economic conditions continuing to be negatively impacted by broad-based inflation and aggressive interest rate increases, we see corrugated products growth as softening in the quarter but demand still firm as certain end markets work through their current supply of inventory. We expect continued inflation of our operating and converting costs, including higher costs for natural gas, purchased electricity, and chemicals, along with higher labor costs. We also expect higher freight expenses, driven by continued rail service challenges and rail fuel surcharges. Maintenance outage costs will be higher because we postponed our scheduled International Falls mill outage from the second to the third quarter. Considering these items, and excluding the effect of any special items, we expect third quarter earnings to be lower than our earnings for the second quarter.

Results of Operations

Three Months Ended June 30, 2022, compared to Three Months Ended June 30, 2021

The historical results of operations of PCA for the three months ended June 30, 2022 and 2021 are set forth below (dollars in millions):

	Three Months Ended
	June 30,
	2022	2021	Change
Packaging	$2,066.9	$1,718.5	$348.4
Paper	149.8	142.3	7.5
Corporate and Other	63.2	55.1	8.1
Intersegment eliminations	(42.6)	(36.0)	(6.6)
Net sales	$2,237.3	$1,879.9	$357.4

Packaging	$419.8	$317.2	$102.6
Paper	22.7	2.6	20.1
Corporate and Other	(26.7)	(25.2)	(1.5)
Income from operations	$415.8	$294.6	$121.2
Non-operating pension income	3.6	5.0	(1.4)
Interest expense, net	(18.8)	(24.9)	6.1
Income before taxes	400.6	274.7	125.9
Income tax provision	(99.1)	(67.4)	(31.7)
Net income	$301.5	$207.3	$94.2
Non-GAAP Measures (a)
Net income excluding special items	$303.7	$206.6	$97.1
Consolidated EBITDA	530.1	399.3	130.8
Consolidated EBITDA excluding special items	532.6	396.8	135.8
Packaging EBITDA	525.8	412.1	113.7
Packaging EBITDA excluding special items	525.3	408.8	116.5
Paper EBITDA	28.5	10.1	18.4
Paper EBITDA excluding special items	31.5	11.6	19.9

(a)
See “Reconciliations of Non-GAAP Financial Measures to Reported Amounts” included in this Item 2 for a reconciliation of non-GAAP measures to the most comparable GAAP measure.

Net Sales

Net sales increased $357 million, or 19.0%, to $2,237 million during the three months ended June 30, 2022, compared to $1,880 million during the same period in 2021.

Packaging. Net sales increased $348 million, or 20.3%, to $2,067 million, compared to $1,719 million in the second quarter of 2021 due to higher prices and mix ($286 million) and higher containerboard and corrugated products volume ($62 million). In the second quarter of 2022, our domestic containerboard prices were 15.3% higher, while export prices were 27.7% higher, than the same period in 2021. In the second quarter of 2022, export and domestic containerboard outside shipments increased 23.0% compared to the second quarter of 2021. Our total corrugated products shipments were flat in total and per workday, compared to the same period in 2021.

Paper. Net sales increased $8 million, or 5.3%, to $150 million, compared to $142 million in the second quarter of 2021, due to higher prices and mix ($23 million), partially offset by lower volume ($15 million).

Gross Profit

Gross profit increased $140 million during the three months ended June 30, 2022, compared to the same period in 2021. The increase was driven primarily by higher prices and mix and volume in the Packaging segment, higher prices and mix in the Paper segment, and lower scheduled outage expenses, partially offset by higher operating costs, higher freight and logistics expenses, higher converting costs, and lower volume in the Paper segment. In both the three month periods ended June 30, 2022, and 2021, gross profit included $2 million of special items. For 2022, these special items included charges primarily related to Jackson mill conversion-related activities and acquisition and integration costs related to Advance Packaging, partially offset by income related to a favorable lease buyout for a closed corrugated facility. For 2021, these special items included charges related to Jackson mill conversion-related activities and corrugated facility closure costs.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses (“SG&A”) increased $10 million during the three months ended June 30, 2022, compared to the same period in 2021. The increase was primarily due to higher information technology expenses and employee related expenses.

Other Expense, Net

Other income (expense), net, for the three months ended June 30, 2022 and 2021 are set forth below (dollars in millions):

	Three Months Ended
	June 30,
	2022	2021
Asset disposals and write-offs	$(13.8)	$(9.0)
Jackson mill conversion-related activities	(1.7)	$(2.4)
Acquisition-related, facilities closure and other income	0.5	5.5
Other	(1.3)	(2.0)
Total	$(16.3)	$(7.9)

We discuss these items in more detail in Note 6, Other Expense, Net, of the Condensed Notes to Unaudited Quarterly Consolidated Financial Statements in “Part I, Item 1. Financial Statements” of this Form 10-Q.

Income from Operations

Income from operations increased $121 million, or 41.1%, during the three months ended June 30, 2022, compared to the same period in 2021. The second quarter of 2022 included $3 million of special items expense primarily related to the Jackson mill conversion-related activities, corrugated facility closure costs, and acquisition and integration costs related to Advance Packaging, partially offset by income related to storm damage proceeds and a favorable lease buyout for a closed corrugated facility, compared to $1 million of special items income related to corrugated facility closures, net of costs for Jackson mill conversion-related activities in the second quarter of 2021.

Packaging. Packaging segment income from operations increased $103 million to $420 million, compared to $317 million during the three months ended June 30, 2021. The increase related primarily to higher containerboard and corrugated products prices and mix ($255 million), higher sales and production volumes ($16 million), lower annual outage expenses ($10 million), and other costs ($2 million), partially offset by higher operating and converting costs ($136 million), higher freight expenses ($31 million), and higher depreciation expense ($11 million). Special items during the second quarter of 2022 included $1 million of income primarily related to storm damage insurance proceeds and a favorable lease buyout for a closed corrugated facility, net of costs for Jackson mill conversion-related activities, corrugated facility closures, and Advanced Packaging acquisition and integration costs, compared to $3 million of income for special items primarily related to corrugated facility closures in the second quarter of 2021.

Paper. Paper segment income from operations increased $20 million to $23 million, compared to $3 million during the three months ended June 30, 2021. The increase primarily related to higher prices and mix ($23 million), lower operating costs ($7 million), and lower depreciation expenses ($1 million), partially offset by lower sales and production volumes ($8 million), higher freight expenses ($1 million), and other costs ($1 million). Special items during both the second quarter of 2022 and the second quarter of 2021 each included $4 million of expense for Jackson mill conversion-related activities.

Non-Operating Pension Income, Interest Expense, Net and Income Taxes

Non-operating pension income decreased $1 million during the three months ended June 30, 2022, compared to the same period in 2021. The decrease in non-operating pension income was primarily related to assumption changes, partially offset by favorable 2021 asset performance.

Interest expense, net for the three months ended June 30, 2022 decreased $6 million when compared to the same period in 2021. The decrease in interest expense, net was primarily due to lower interest rates on the Company's fixed-rate debt as a result of the Company's debt refinancing completed in October 2021, higher interest income due to higher rates on invested cash balances, and higher capitalized interest related to the increase in capital investments in the second quarter of 2022, compared to the same period in 2021.

During the three months ended June 30, 2022, we recorded $99 million of income tax expense, compared to $67 million of expense during the three months ended June 30, 2021. The effective tax rate for the three months ended June 30, 2022 and 2021 was 24.7% and 24.5%, respectively. The increase in our effective tax rate for the three months ended June 30, 2022 compared to the same period in 2021 was primarily due to higher nondeductible employee remuneration paid to covered employees.

Six Months Ended June 30, 2022, compared to Six Months Ended June 30, 2021

The historical results of operations of PCA for the six months ended June 30, 2022 and 2021 are set forth below (dollars in millions):

	Six Months Ended
	June 30,
	2022	2021	Change
Packaging	$4,031.3	$3,342.1	$689.2
Paper	303.3	306.8	(3.5)
Corporate and Other	121.5	110.5	11.0
Intersegment eliminations	(82.4)	(72.4)	(10.0)
Net sales	$4,373.7	$3,687.0	$686.7

Packaging	$782.1	$575.1	$207.0
Paper	45.1	11.3	33.8
Corporate and Other	(54.8)	(53.5)	(1.3)
Income from operations	$772.4	$532.9	$239.5
Non-operating pension income	7.3	9.8	(2.5)
Interest expense, net	(38.7)	(48.4)	9.7
Income before taxes	741.0	494.3	246.7
Income tax provision	(185.3)	(120.5)	(64.8)
Net income	$555.7	$373.8	$181.9
Non-GAAP Measures (a)
Net income excluding special items	$559.5	$375.5	$184.0
Consolidated EBITDA	996.4	738.4	258.0
Consolidated EBITDA excluding special items	999.8	738.6	261.2
Packaging EBITDA	989.0	762.1	226.9
Packaging EBITDA excluding special items	989.2	760.9	228.3
Paper EBITDA	57.2	25.3	31.9
Paper EBITDA excluding special items	60.4	27.4	33.0

(a)
See “Reconciliations of Non-GAAP Financial Measures to Reported Amounts” included in this Item 2 for a reconciliation of non-GAAP measures to the most comparable GAAP measure.

Net Sales

Net sales increased $687 million, or 18.6%, to $4,374 million during the six months ended June 30, 2022, compared to $3,687 million during the same period in 2021.

Packaging. Net sales increased $689 million, or 20.6%, to $4,031 million, compared to $3,342 million in the six months ended June 30, 2021, due to higher containerboard and corrugated products prices and mix ($554 million) and higher containerboard and corrugated products volume ($135 million). In the first six months of 2022, our domestic containerboard prices were 17.8% higher, while export prices were 34.9% higher, than the same period in 2021. In the first six months of 2022, export and domestic containerboard outside shipments increased 24.5% compared to the first six months of 2021. Total corrugated products shipments were up 1.4% with one additional workday, and up 0.6% per day compared to the same period in 2021, driven by continued strong demand.

Paper. Net sales during the six months ended June 30, 2022 decreased $4 million, or 1.1%, to $303 million, compared to $307 million in the six months ended June 30, 2021, due to decreased volume ($46 million), partially offset by higher prices and mix ($42 million).

Gross Profit

Gross profit increased $270 million during the six months ended June 30, 2022, compared to the same period in 2021. The increase was driven primarily by higher prices and mix and volume in the Packaging segment, higher prices and mix in the Paper segment, and lower scheduled outage expenses, partially offset by higher operating costs, higher freight and logistics expenses, higher converting costs, and lower volume in the Paper segment. In both the six month periods ended June 30, 2022 and 2021, gross profit included $3 million of special items. For 2022, these special items included charges primarily related to Jackson mill conversion-related activities and acquisition and integration costs related to Advance Packaging, partially offset by income related to a favorable lease buyout for a closed corrugated facility. For 2021, these special items included charges related to Jackson mill conversion-related activities and corrugated facility closure costs.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses (“SG&A”) increased $26 million during the six months ended June 30, 2022, compared to the same period in 2021. The increase was primarily due to employee-related expenses, information technology expenses, and outside services.

Other Expense, Net

Other income (expense), net, for the six months ended June 30, 2022 and 2021 are set forth below (dollars in millions):

	Six Months Ended
	June 30,
	2022	2021
Asset disposals and write-offs	$(26.4)	$(19.9)
Jackson mill conversion-related activities	(2.1)	$(2.9)
Acquisition-related, facilities closure and other income	0.1	3.4
Other	(3.5)	(8.9)
Total	$(31.9)	$(28.3)

We discuss these items in more detail in Note 6, Other Expense, Net, of the Condensed Notes to Unaudited Quarterly Consolidated Financial Statements in “Part I, Item 1. Financial Statements” of this Form 10-Q.

Income from Operations

Income from operations increased $240 million, or 44.9%, during the six months ended June 30, 2022, compared to the same period in 2021. The first six months of 2022 included $5 million of special items expense primarily related to Jackson mill conversion-related costs, corrugated facility closure costs, and acquisition and integration costs related to Advance Packaging, partially offset by income related to storm damage proceeds and a favorable lease buyout for a closed corrugated facility, compared to $5 million of special items expense related to Jackson mill conversion-related activities, partially offset by income related to facility closures in the same period of 2021.

Packaging. Packaging segment income from operations increased $207 million to $782 million during the first six months of 2022, compared to the same period last year. The increase related primarily to higher containerboard and corrugated products prices and mix ($488 million), higher sales and production volumes ($46 million), and lower annual outage expenses ($4 million), partially offset by higher operating and converting costs ($250 million), higher freight expenses ($59 million), and higher depreciation expense ($20 million). There was no impact from special items during the first six months of 2022, compared to $2 million of income related to facility closures and $1 million of costs related to Jackson mill conversation-related activities in the first six months of 2021.

Paper. Paper segment income from operations increased $34 million to $45 million, compared to the six months ended June 30, 2021. The increase primarily related to higher prices and mix ($42 million), lower operating costs ($16 million), and lower depreciation expense ($2 million), partially offset by lower sales and production volumes ($17 million), and higher freight and other expenses ($9 million). Special items during the first six months of 2022 included $5 million of expense related to Jackson mill conversion-related activities, compared to $4 million of expense related to Jackson mill conversation-related activities in the first six months of 2021.

Non-Operating Pension Income, Interest Expense, and Income Taxes

Non-operating pension income decreased $3 million during the six months ended June 30, 2022, compared to the same period in 2021. The decrease in non-operating pension income was primarily related to assumption changes, partially offset by favorable 2021 asset performance.

Interest expense, net decreased $10 million during the six months ended June 30, 2022, compared to the same period in 2021. The decrease in interest expense, net was primarily due to lower interest rates on the Company's fixed-rate debt as a result of the Company's debt refinancing completed in October 2021, higher interest income due to higher rates on invested cash balances, and higher capitalized interest related to the increase in capital investments in the first half of 2022, compared to the same period in 2021.

During the six months ended June 30, 2022, we recorded $185 million of income tax expense, compared to $121 million of expense during the six months ended June 30, 2021. The effective tax rate for the six months ended June 30, 2022 and 2021 was 25.0% and 24.4%, respectively. The increase in our effective tax rate for the six months ended June 30, 2022 compared to the same period in 2021 was primarily due to higher nondeductible employee remuneration paid to covered employees and lower net favorable state tax law changes.

Liquidity and Capital Resources

Sources and Uses of Cash

Our primary sources of liquidity are net cash provided by operating activities and available borrowing capacity under our revolving credit facility. At June 30, 2022, we had $667 million of cash and cash equivalents, $144 million of marketable debt securities, and $321 million of unused borrowing capacity under the revolving credit facility, net of letters of credit. Currently, our primary uses of cash are for operations, capital expenditures, acquisitions, debt service, common stock dividends, and repurchases of common stock. We believe that net cash generated from operating activities, cash on hand, available borrowings under our revolving credit facility, and available capital through access to capital markets will be adequate to meet our liquidity and capital requirements, including payments of any declared common stock dividends, for the foreseeable future. As our debt or credit facilities become due, we will need to repay, extend, or replace such facilities. Our ability to do so will be subject to future economic conditions and financial, business, and other factors, many of which are beyond our control.

Below is a summary table of our cash flows, followed by a discussion of our sources and uses of cash through operating activities, investing activities, and financing activities (dollars in millions):

	Six Months Ended
	June 30,
	2022	2021	Change
Net cash provided by (used for):
Operating activities	$644.3	$419.8	$224.5
Investing activities	(398.1)	(220.2)	(177.9)
Financing activities	(197.6)	(202.0)	4.4
Net increase (decrease) in cash and cash equivalents	$48.6	$(2.4)	$51.0

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

During the six months ended June 30, 2022, net cash provided by operating activities was $644 million, compared to $420 million in the same period in 2021, an increase of $224 million. Cash from operations excluding changes in cash used for operating assets and liabilities increased $221 million primarily due to higher income from operations in 2022 as discussed above. Cash from operations increased by $4 million due to changes in operating assets and liabilities, primarily due to an increase in accounts payable in the first six months of 2022 primarily due to the timing of payments. This increase was partially offset by the following:

a)
a decrease in accrued liabilities primarily in compensation and benefits liabilities in the first six months of 2022 compared to the corresponding period in 2021; and
b)
a larger increase in inventory in the first six months of 2022 as compared to 2021, primarily in the Packaging segment in supplies and materials, finished goods, and raw materials.

Investing Activities

We used $398 million for investing activities during the six months ended June 30, 2022 compared to $220 million during the same period in 2021. We spent $398 million for internal capital investments during the six months ended June 30, 2022, compared to $217 million during the same period in 2021.

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

Financing Activities

During the six months ended June 30, 2022, net cash used for financing activities was $198 million, compared to $202 million of net cash used for financing activities during the same period in 2021. We paid $187 million of dividends during the first six months of 2022, compared to $190 million of dividends paid during the comparable period in 2021. In addition, for the six months ended June 30, 2021, we paid $1 million of debt issuance costs related to the New Revolving Credit Agreement that was entered into on June 8, 2021.

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

Reconciliations of Non-GAAP Financial Measures to Reported Amounts

Income from operations excluding special items, net income excluding special items, EBITDA, and EBITDA excluding special items are non-GAAP financial measures. Management excludes special items, as it believes that these items are not necessarily reflective of the ongoing operations of our business. These measures are presented because they provide a means to evaluate the performance of our segments and our Company on an ongoing basis using the same measures that are used by our management, because these measures assist in providing a meaningful comparison between periods and because these measures are frequently used by investors and other interested parties in the evaluation of companies and the performance of their segments. Any analysis of non-GAAP financial measures should be done in conjunction with results presented in accordance with GAAP. The non-GAAP measures are not intended to be substitutes for GAAP financial measures and should not be used as such. Reconciliations of the non-GAAP measures to the most comparable measure reported in accordance with GAAP for the three and six months ended June 30, 2022 and 2021 follow (dollars in millions):

	Three Months Ended June 30,
	2022			2021
	Income before Taxes	Income Taxes	Net Income	Income before Taxes	Income Taxes	Net Income
As reported in accordance with GAAP	$400.6	$(99.1)	$301.5	$274.7	$(67.4)	$207.3
Special items:
Jackson mill conversion-related activities (a)	3.9	(1.0)	2.9	3.8	(1.0)	2.8
Acquisition-related, facilities closure and other income (b)	(0.9)	0.2	(0.7)	(4.7)	1.2	(3.5)
Total special items	3.0	(0.8)	2.2	(0.9)	0.2	(0.7)
Excluding special items	$403.6	$(99.9)	$303.7	$273.8	$(67.2)	$206.6

	Six Months Ended June 30,
	2022			2021
	Income before Taxes	Income Taxes	Net Income	Income before Taxes	Income Taxes	Net Income
As reported in accordance with GAAP	$741.0	$(185.3)	$555.7	$494.3	$(120.5)	$373.8
Special items:
Jackson mill conversion-related activities (a)	5.4	(1.4)	4.0	4.9	(1.2)	3.7
Acquisition-related, facilities closure and other income (b)	(0.3)	0.1	(0.2)	(2.6)	0.6	(2.0)
Total special items	5.1	(1.3)	3.8	2.3	(0.6)	1.7
Excluding special items	$746.1	$(186.6)	$559.5	$496.6	$(121.1)	$375.5

(a)
Includes charges related to the announced discontinuation of production of UFS paper grades on the No. 3 machine at the Jackson, Alabama mill associated with the permanent conversion of the machine to produce linerboard and other paper-to-containerboard conversion related activities.
(b)
For 2022, includes income primarily consisting of insurance proceeds received for a natural disaster at one of the corrugated products facilities and a favorable lease buyout for a closed corrugated products facility, partially offset by closure costs related to corrugated products facilities and acquisition and integration costs related to the December 2021 Advance Packaging Corporation acquisition. For 2021, includes income primarily consisting of an adjustment of the required asset retirement obligation related to the 2020 closure of the San Lorenzo, California facility, a gain on sale of corporate assets, and insurance proceeds received for a natural disaster at one of the corrugated products facilities, partially offset by closure costs related to corrugated products facilities.

The following table reconciles net income to EBITDA and EBITDA excluding special items for the periods indicated (dollars in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net income	$301.5	$207.3	$555.7	$373.8
Non-operating pension income	(3.6)	(5.0)	(7.3)	(9.8)
Interest expense, net	18.8	24.9	38.7	48.4
Income tax provision	99.1	67.4	185.3	120.5
Depreciation, amortization, and depletion	114.3	104.7	224.0	205.5
EBITDA	$530.1	$399.3	$996.4	$738.4

Special items:
Jackson mill conversion-related activities	3.4	2.5	3.7	3.1
Acquisition-related, facilities closure and other income	(0.9)	(5.0)	(0.3)	(2.9)
Total special items	2.5	(2.5)	3.4	0.2
EBITDA excluding special items	$532.6	$396.8	$999.8	$738.6

The following table reconciles segment income (loss) to EBITDA and EBITDA excluding special items for the periods indicated (dollars in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Packaging
Segment income	$419.8	$317.2	$782.1	$575.1
Depreciation, amortization, and depletion	106.0	94.9	206.9	187.0
EBITDA	525.8	412.1	989.0	762.1
Acquisition-related, facilities closure and other income	(0.9)	(4.2)	(0.3)	(2.1)
Jackson mill conversion-related activities	0.4	0.9	0.5	0.9
EBITDA excluding special items	$525.3	$408.8	$989.2	$760.9

Paper
Segment income	$22.7	$2.6	$45.1	$11.3
Depreciation, amortization, and depletion	5.8	7.5	12.1	14.0
EBITDA	28.5	10.1	57.2	25.3
Jackson mill conversion-related activities	3.0	1.5	3.2	2.1
EBITDA excluding special items	$31.5	$11.6	$60.4	$27.4

Corporate and Other
Segment loss	$(26.7)	$(25.2)	$(54.8)	$(53.5)
Depreciation, amortization, and depletion	2.5	2.3	5.0	4.5
EBITDA	(24.2)	(22.9)	(49.8)	(49.0)
Acquisition-related, facilities closure and other income	—	(0.8)	—	(0.8)
Jackson mill conversion-related activities	—	0.1	—	0.1
EBITDA excluding special items	$(24.2)	$(23.6)	$(49.8)	$(49.7)

EBITDA	$530.1	$399.3	$996.4	$738.4

EBITDA excluding special items	$532.6	$396.8	$999.8	$738.6

Market Risk and Risk Management Policies

PCA is exposed to the impact of interest rate changes and changes in the market value of its financial instruments. We periodically enter into derivatives to minimize these risks, but not for trading purposes. We were not a party to any derivatives-based arrangements at June 30, 2022. For a discussion of derivatives and hedging activities, see Note 16, Derivative Instruments and Hedging Activities, of the Notes to Consolidated Financial Statements in “Part II, Item 8. Financial Statements and Supplementary Data” of our 2021 Annual Report on Form 10-K.

At June 30, 2022, interest rates on 100% of PCA’s outstanding debt are fixed.

Off-Balance-Sheet Activities

The Company does not have any off-balance sheet arrangements as of June 30, 2022.

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

PCA has included in its 2021 Annual Report on Form 10-K a discussion of its critical accounting policies and estimates which require management’s most difficult, subjective, or complex judgments used in the preparation of its consolidated financial statements. PCA has not had any changes to these critical accounting estimates during the first six months of 2022.

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

Prior to filing this report, PCA completed an evaluation under the supervision and with the participation of PCA’s management, including PCA’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of PCA’s disclosure controls and procedures as of June 30, 2022. The evaluation of PCA’s disclosure controls and procedures included a review of the controls’ objectives and design, PCA’s implementation of the controls, and the effect of the controls on the information generated for use in this report. Based on this evaluation, PCA’s Chief Executive Officer and Chief Financial Officer concluded that PCA’s disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2022.

Changes in Internal Control over Financial Reporting

On December 11, 2021, PCA acquired Advance Packaging Corporation ("Advance Packaging"). We are currently in the process of evaluating and integrating Advance Packaging's controls over financial reporting which may result in changes or additions to PCA's internal control over financial reporting. Under guidelines established by the SEC, companies are permitted to exclude acquisitions from their assessment of internal control over financial reporting during the first year of an acquisition while integrating the acquired company. We excluded Advance Packaging from the assessment of internal control over financial reporting at June 30, 2022. Except as may relate to the integration of the Advance Packaging acquisition, there were no other changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the most recent fiscal quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As of the quarter ended June 30, 2022, Advance Packaging accounted for approximately 2% of the Company's consolidated total assets. For both the three and six months ended June 30, 2022, Advance Packaging accounted for approximately 1% of the Company's consolidated net sales.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table presents information related to our repurchases of common stock made under repurchase plans authorized by PCA's Board of Directors, and shares withheld to cover taxes on vesting of equity awards, during the three months ended June 30, 2022:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in millions)
April 1-30, 2022	154	$155.76	—	$1,000.0
May 1-31, 2022	230	156.23	—	1,000.0
June 1-30, 2022	65,429	141.69	—	1,000.0
Total	65,813	$141.77	—	$1,000.0

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

Date: August 4, 2022