Form 10-K
period 2022-12-31
PACKAGING CORP OF AMERICA
filed 2023-02-23
CIK 75677

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

At June 30, 2022, the last day of the Registrant's most recently completed second fiscal quarter, the aggregate market value of Registrant's common equity held by non-affiliates was approximately $12,686,128,813 based upon the closing sale price as reported on the New York Stock Exchange. This calculation of market value has been made for the purposes of this report only and should not be considered as an admission or conclusion by the Registrant that any person is in fact an affiliate of the Registrant.

On February 17, 2023, there were 89,693,421 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Specified portions of the Proxy Statement for the Registrant's 2023 Annual Meeting of Stockholders are incorporated by reference to the extent indicated in Part III of this Form 10-K.

PART I

Item 1. BUSINESS

Packaging Corporation of America (“we,” “us,” “our,” “PCA,” or the “Company”) is the third largest producer of containerboard products and a leading producer of uncoated freesheet (UFS) paper in North America. We operate eight mills and 89 corrugated products plants and related facilities. We are headquartered in Lake Forest, Illinois and operate primarily in the United States.

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

		First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Containerboard Production (thousand tons)	2022	1,233	1,256	1,116	961	4,566
	2021	1,195	1,193	1,256	1,243	4,887
	2020	1,047	1,072	1,048	1,174	4,341
Corrugated Products Shipments (billion square feet)	2022	16.8	16.5	15.4	14.7	63.4
	2021	16.4	16.5	16.4	16.4	65.7
	2020	15.3	15.1	16.0	16.4	62.8
UFS Production (thousand tons)	2022	126	127	123	130	506
	2021	145	149	148	130	572
	2020	224	148	129	147	648

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

During the year ended December 31, 2022, our Packaging segment produced 4.6 million tons of containerboard at our mills. Our corrugated products manufacturing plants sold 63.4 billion square feet (BSF) of corrugated products. The Packaging segment’s net sales to third parties totaled $7.8 billion in 2022.

Facilities

We manufacture containerboard, which includes a variety of performance and specialty grades, at our containerboard mills. Total annual containerboard capacity was approximately 5.0 million tons as of December 31, 2022. We also produce corrugated and protective packaging products at 89 manufacturing locations. The following provides more details of our primary operating facilities:

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

Jackson. Our Jackson, Alabama mill produces kraft linerboard on its No. 3 machine and corrugating medium on its No. 1 machine. The mill can produce linerboard in basis weights from 22 lb. to 34 lb. and medium in basis weights from 23 lb. to 33 lb.

Before October 2020, Jackson had historically operated as a UFS paper mill, with its results of operations reported in our Paper segment. Beginning in October 2020, operating results for the Jackson mill are included in both the Packaging and Paper segments. During the fourth quarter of 2020, in order to meet strong packaging demand and maintain appropriate inventory levels, we temporarily began producing linerboard on the No. 3 machine and, in the first quarter of 2021, we announced the discontinuation of producing uncoated freesheet paper grades on the machine and the permanent conversion of the machine to produce linerboard. Beginning in the third quarter of 2021, we began producing corrugating medium on the No. 1 machine.

As of December 31, 2022, we operated 89 corrugated manufacturing and protective packaging operations, a technical and development center, 10 regional design centers, a rotogravure printing operation, and a complement of packaging supplies and distribution centers. Of the 89 manufacturing facilities, 58 are combining operations, commonly called corrugated plants, which manufacture corrugated sheets and finished corrugated packaging products, 30 are sheet plants, which procure combined sheets and manufacture finished corrugated packaging products, and one is a corrugated sheet-only manufacturer.

Corrugated products plants tend to be located in close proximity to customers to minimize freight costs. Each of our plants serves a market radius of approximately 150 miles. Our sheet plants are generally located in close proximity to our larger corrugated plants, which enables us to offer additional services and converting capabilities such as small volume and quick turnaround items.

Major Raw Materials Used

Fiber supply. Fiber is the largest raw material cost to manufacture containerboard. We consume both virgin wood fiber and recycled fiber in our containerboard mills, and all of our fiber comes from renewable resources. Our mill system has the capability to shift a portion of its fiber consumption between softwood, hardwood, and recycled sources. All of our mills can utilize virgin wood fiber and all of our mills, other than the Valdosta mill, can utilize some recycled fiber in their containerboard production. Our corrugated manufacturing operations generate recycled fiber as a by-product from the manufacturing process, which is consumed by our mills. In 2022, our usage of recycled fiber, net of internal generation, represents 17% of our containerboard production.

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

In 2022, our packaging mills consumed about 80 million MMBTUs of fuel to produce both steam and electricity. Of the 80 million MMBTUs consumed, about 63% was from mill-generated biogenic fuels that are by-products of our containerboard manufacturing and pulping process and 37% was from purchased fuels. Of the purchased fuels, 73% was from natural gas, 25% was from purchased wood waste and 2% was from other purchased fuels.

Chemical supply. We consume various chemicals in the production of containerboard, including caustic soda, starch, sulfuric acid, soda ash, and lime. Most of our chemicals are purchased under contracts, which are bid or negotiated periodically.

Sales, Marketing, and Distribution

Our corrugated products are sold through our direct sales and marketing organization, independent brokers, and distribution partners. We have sales representatives and a sales manager at most of our corrugated manufacturing operations and also have corporate account managers who serve customer accounts with a national presence. Additionally, our design centers maintain an on-site dedicated graphics sales force. In addition to direct sales and marketing personnel, we utilize new product development engineers and product graphics and design specialists. These individuals are located at both the corrugated plants and the design centers. General marketing support is provided at our corporate headquarters.

Our containerboard sales group is responsible for linerboard and corrugating medium order processing and supply to our corrugated plants, to outside domestic customers, and to export customers. These personnel also coordinate and execute all containerboard trade agreements with other containerboard manufacturers.

Containerboard produced in our mills is primarily shipped by rail or truck. Our corrugated products are delivered by truck due to our large number of customers and their demand for timely service. Our corrugated manufacturing operations typically serve customers within a 150-mile radius. We experienced higher freight costs in 2022 due to truck and driver shortages and limited boxcar availability, as well as fuel surcharges.

Customers

We sell containerboard and corrugated products to approximately 15,000 customers in approximately 31,000 locations. About 70% of our corrugated products sales are to regional and local accounts, which are broadly diversified across industries and geographic locations. The remaining 30% of our corrugated products customer base consists primarily of national accounts that have multiple locations and are served by a number of PCA plants. No single customer exceeds 10% of segment sales.

The primary end-use markets in the United States for corrugated products are shown below as reported in the 2021 Fibre Box Association annual report:

Food, beverages, and agricultural products	48%
Retail and wholesale trade	22%
Paper and other products	10%
Chemical, plastic, and rubber products	10%
Miscellaneous manufacturing	10%

Competition

As of December 31, 2022, we were the third largest producer of containerboard products in North America, according to industry sources and our own estimates. According to industry sources, corrugated products are produced by about 445 U.S. companies operating approximately 1,150 plants. The primary basis for competition for most of our packaging products includes quality, service, price, product design, and innovation. Most corrugated products are manufactured to the customer’s specifications. Corrugated producers generally sell within a 150-mile radius of their plants and compete with other corrugated producers in their local region. Competition in our corrugated products operations tends to be regional, although we also face competition from competitors with significant national account presence.

On a national level, our primary competitors are International Paper, WestRock Company, and Georgia-Pacific LLC. However, with our strategic focus on regional and local accounts, we also compete with many smaller, independent producers.

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

Facilities

We currently have one paper mill located in International Falls, Minnesota that produces both commodity and specialty papers on two paper machines. The mill has the capacity to produce approximately 500,000 tons annually.

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

Energy supply. We obtain energy through self-generated or purchased fuels and electricity. Fuel sources include by-products of the manufacturing and pulping process (including black liquor and wood waste), natural gas, electricity, and purchased wood waste. The paper mill self-generates process steam requirements from by-products (black liquor and wood waste), as well as from the various purchased fuels. The process steam is used throughout the production process and to generate electricity.

In 2022, our paper mill consumed about 11 million MMBTUs of fuel to produce both steam and electricity. Of the 11 million MMBTUs consumed, about 75% was from mill-generated biogenic fuels that are by-products of the manufacturing and pulping process and 25% was from purchased natural gas.

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

Customers

We have about 40 customers in approximately 150 locations. These customers include office products distributors and retailers, paper merchants, and envelope and other converters. We have established long-term relationships with many of our customers. ODP Corporation ("ODP"), formerly Office Depot, Inc., along with its subsidiaries and affiliates, is our largest customer in the Paper segment. Effective January 1, 2023, we have a new agreement with ODP in which we will continue to supply commodity and non-commodity office papers through December 31, 2024. If the agreement is not renewed by the parties, ODP's obligation to purchase paper would phase down over a two-year period beginning January 1, 2025. In 2022, our sales revenue to ODP represented 48% of our Paper segment sales revenue and 4% of our consolidated sales revenue.

Competition

The markets in which our Paper segment competes are large and highly competitive. Commodity grades of UFS paper are globally traded, with numerous worldwide manufacturers, and as a result, these products compete primarily on the basis of price. Our paper manufacturing facility is located in the United States, and although we compete primarily in the domestic market, we do face competition from foreign producers. In 2016, as a result of a case brought by us and other domestic producers before United States international trade authorities, antidumping and countervailing duties at various levels were imposed on producers of uncoated freesheet papers produced in Australia, Brazil, China, Indonesia, and Portugal. These duties remain in effect after sunset review of duty orders by the U.S. International Trade Commission in January 2022. Other factors influencing competition from overseas producers include domestic and foreign demand and foreign currency exchange rates.

Our largest competitors include Domtar Corporation, a division of Paper Excellence, and Sylvamo Corporation. We also face competition from foreign producers and smaller North American producers. Although price is the primary basis for competition in most of our paper grades, quality and service are also important competitive determinants. Our papers compete with electronic data transmission, e-readers, electronic document storage alternatives, and paper grades we do not produce. Increasing shifts to these alternatives have had, and are likely to continue to have, an adverse effect on traditional print media and paper usage and lower demand for communication papers.

Corporate and Other

Our Corporate and Other segment includes corporate support staff services and related assets and liabilities. This segment also includes transportation assets such as rail cars and trucks, which we use to transport some of our products to and from our manufacturing sites, and assets related to a 50% owned variable interest entity, Louisiana Timber Procurement Company, L.L.C. (LTP).

Human Capital

PCA’s success depends on a highly engaged, results-oriented workforce operating in an entrepreneurial culture. Our primary objective is to place the right people in the right roles and empower them to succeed.

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

During 2022, we were committed to conducting safe operations through the COVID-19 pandemic in accordance with the guidelines of the Center for Disease Control and applicable health and safety regulations. PCA has experienced some labor shortage issues due to labor market conditions in general which, earlier in the year, were exacerbated by the pandemic. However, PCA has not experienced significant disruptions in its operations and has managed to maintain adequate availability of its workforce and supply of raw materials and services to continue to serve its customers.

We have extensive recruiting, training and development programs designed to attract and retain a highly talented workforce aligned with our objectives to relentlessly serve our customers and achieve operational excellence throughout our organization. As demand for qualified personnel is increasing, we are expanding our efforts in these critical areas along with efforts to continue to develop, promote and maintain a diverse workforce with a culture and an environment of respect and inclusion. We believe it is essential to hire and promote diverse candidates and employees in order to bring the best ideas to serve our customers. We have established a Diversity, Equity, and Inclusion Council consisting of leaders throughout our organization to hone our strategy and to create a roadmap for inclusive leadership. We publicly disclose in our annual responsibility report our employee demographics in the form of our annual EEO-1 report. Our responsibility report is available on our website and is not intended to be incorporated by reference herein.

To promote employee engagement and improve the work experience of our employees, PCA regularly conducts employee engagement surveys. In 2022, PCA worked with a new external partner who specializes in developing, administering, and interpreting employee surveys. With their help, we transitioned our survey to an online format which made it more accessible to our employees. We also adopted updated methodologies and industry comparisons to measure employee engagement. According to the survey, PCA’s overall employee engagement level is in line with other U.S. manufacturing companies. Our survey continued to have a high level of participation, assuring us that the survey results are an accurate reflection of the feelings and opinions of our employees. In their survey responses, our employees reaffirmed our strong safety culture, and that they feel the company is socially and environmentally responsible. For the first time, our survey introduced a question related to Diversity and Inclusion and our employees’ perceptions on this topic were favorable. In addition, most employees acknowledged that they know what is expected from them and how their work contributes to PCA’s success. Our next survey is scheduled for early 2024.

As of December 31, 2022, we had approximately 15,100 employees, including 4,400 salaried and 10,700 hourly employees. Approximately 61% of our hourly employees worked pursuant to collective bargaining agreements. The majority of our unionized employees are represented by the United Steel Workers (USW), the International Brotherhood of Teamsters (IBT), the International Association of Machinists (IAM), and the Association of Western Pulp and Paper Workers (AWPPW). During 2022, PCA reached new six-year master labor agreements covering seven mills and 25 container plants. We are currently in negotiations to renew or extend union contracts that have recently expired or are expiring in the near future. During 2022, we experienced no work stoppages, and we believe we have satisfactory labor relations with our employees.

Regulatory and Environmental Matters

A discussion of the financial impact of our compliance with environmental laws is presented under the caption “Regulatory and Environmental Matters” in “Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K.

Executive Officers of the Registrant

Brief statements setting forth the age at February 23, 2023, the principal occupation, employment during the past five years, the year in which such person first became an officer of PCA, and other information concerning each of our executive officers appears below.

Mark W. Kowlzan, 67, Chairman and Chief Executive Officer - Mr. Kowlzan has served as PCA's Chairman since January 2016 and as Chief Executive Officer and a director since July 2010. From 1998 through June 2010, Mr. Kowlzan led the company’s containerboard mill system, first as Vice President and General Manager and then as Senior Vice President - Containerboard. From 1996 through 1998, Mr. Kowlzan served in various senior mill-related operating positions with PCA and Tenneco Packaging, including as manager of the Counce linerboard mill. Prior to joining Tenneco Packaging, Mr. Kowlzan spent 15 years at International Paper, a global paper and packaging company, where he held a series of operational and managerial positions within its mill organization. Mr. Kowlzan is a member of the board of American Forest and Paper Association.

Charles J. Carter, 63, Executive Vice President - Mill Operations - Mr. Carter has led our mill operations since January 2011. From March 2010 to January 2011, Mr. Carter served as PCA’s Director of Papermaking Technology. Prior to joining PCA in 2010, Mr. Carter spent 28 years with various pulp and paper companies in managerial and technical positions of increasing responsibility, most recently as Vice President and General Manager of the Calhoun, Tennessee mill of Abitibi Bowater from 2007 to 2010 and as manager of SP Newsprint’s Dublin, Georgia mill from 1999 to 2007.

Thomas A. Hassfurther, 67, Executive Vice President - Corrugated Products - Mr. Hassfurther has served as Executive Vice President - Corrugated Products of PCA since September 2009. From February 2005 to September 2009, Mr. Hassfurther served as Senior Vice President - Sales and Marketing, Corrugated Products. Prior to this he held various senior-level management and sales positions at PCA and Tenneco Packaging. Mr. Hassfurther joined the company in 1977.

Robert P. Mundy, 61, Executive Vice President and Chief Financial Officer - Mr. Mundy has served as our Chief Financial Officer since 2015. He previously served as Senior Vice President and Chief Financial Officer of Verso Corporation, a leading North American supplier of coated papers to catalog and magazine publishers, from 2006 to June 2015. Verso Corporation filed for Chapter 11 bankruptcy in January 2016. Prior to that, he worked at International Paper from 1983 to 2006, where he was Director of Finance of the Coated and Supercalendered Papers division from 2002 to 2006, Director of Finance Projects from 2001 to 2002, Controller of Masonite Corporation from 1999 to 2001, and Controller of the Petroleum and Minerals business from 1996 to 1999. He served in various business positions at International Paper from 1983 to 1996.

Pamela A. Barnes, 58, Senior Vice President – Finance and Controller - Ms. Barnes has served as Senior Vice President – Finance and Controller since May 2019. Ms. Barnes previously served as a Vice President in PCA’s finance organization from 2012 to 2019. After joining the company in 1992, she has held various positions of increasing responsibility, including serving as PCA’s Treasurer since 1999. Before joining PCA, Ms. Barnes worked for Deloitte & Touche.

Jeff S. Kaser, 57, Senior Vice President – Corrugated Products - Mr. Kaser has served as Senior Vice President — Corrugated Products since May 2020. Prior to this, he served as a Vice President and Area General Manager in PCA's corrugated products business since 2012, leading PCA’s Midwest Area, Mid-Atlantic Area and Pennsylvania Region. Mr. Kaser joined PCA in 1987 and has also held plant positions in sales, sales management and general management.

Darla J. Olivier, 53, Senior Vice President – Tax, ESG and Government Affairs - Ms. Olivier has led our tax department since 1994 and served as Vice President—Tax from October 2010 to January 2022. In January 2022, she was promoted to Senior Vice President—Tax, ESG and Government Affairs, and leads our sustainability reporting and government affairs functions. Before joining PCA, Ms. Olivier worked for Coopers & Lybrand LLP, Alberto-Culver Company and SPX Corporation.

Kent A. Pflederer, 52, Senior Vice President, General Counsel and Secretary - Mr. Pflederer has served as Senior Vice President, General Counsel and Corporate Secretary since January 2013 and has led our legal department since June 2007. Prior to joining PCA, Mr. Pflederer served as Senior Counsel, Corporate and Securities, at Hospira, Inc. from 2004 to 2007 and served in the corporate and securities practice at Mayer Brown, LLP from 1996 to 2004.

Bruce A. Ridley, 67, Senior Vice President – Environmental Health and Safety and Operational Services - Mr. Ridley has served as Senior Vice President – Environmental Health and Safety and Operational Services since May 2019. Mr. Ridley previously served as Vice President of Operations from 2012 to 2019 and at PCA’s Tomahawk, Wisconsin containerboard mill as the Operations Manager and Mill Manager from 1999 to 2011. Before joining PCA, he held several positions of increasing responsibility at multiple locations during his 19 years with International Paper and two years with Champion International.

Robert A. Schneider, 57, Senior Vice President and Chief Information Officer - Mr. Schneider has served as our Chief Information Officer since 2000 and was promoted to Senior Vice President in 2019. Mr. Schneider joined the company in 1989 and has held various management and other positions of increasing responsibility in information systems for PCA.

D. Ray Shirley, 51, Senior Vice President – Corporate Engineering and Process Technology - Mr. Shirley has served as PCA’s Senior Vice President – Corporate Engineering and Process Technology since May 2019. Mr. Shirley previously served as PCA’s Vice President – Containerboard Mills Engineering and Process Technology from 2012 to 2019 and as Mill Manager at PCA’s Counce, Tennessee containerboard mill from 2010 to 2012. He has served in various management roles within the company, including the Operations Manager at the Filer City, Michigan containerboard mill. Before joining PCA in 1996, Mr. Shirley worked for Georgia-Pacific Corporation.

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

Item 1A. RISK FACTORS

Some of the statements in this report and, in particular, statements found in Management’s Discussion and Analysis of Financial Condition and Results of Operations, that are not historical in nature are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements about our expectations regarding our future liquidity; earnings; expenditures; environmental, social, and governance (ESG) goals; and financial condition. These statements are often identified by the words “will,” “should,” “anticipate,” “believe,” “expect,” “intend,” “estimate,” "goals," “hope,” or similar expressions. These statements reflect management’s current views with respect to future events and are subject to risks and uncertainties. There are important factors that could cause actual results to differ materially from those in forward-looking statements, many of which are beyond our control. These factors, risks and uncertainties include, but are not limited to, the factors described below.

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

Risks Related to our Operations, Business and Industry

General Economic Conditions - A continued deterioration in general economic conditions may harm our business, results of operations, cash flows, and financial position. General global and domestic economic conditions directly affect the levels of demand and production of consumer goods, levels of employment, the availability and cost of credit, and ultimately, the demand for our products and the profitability of our business. The U.S. economy has experienced persistent inflation, and we have experienced, and continue to experience, cost inflation across our business. Inflation has resulted in, and may continue to result in, higher production and transportation costs, which we may not be able to recover through higher prices charged to our customers or otherwise. Interest rates have increased, which may result in lower consumer demand and higher borrowing costs, and may cause general economic conditions to deteriorate. Beginning in mid-2022, we have experienced a deterioration in operating conditions involving our Packaging business as a result of general economic conditions and our customers lowering their inventories. This has resulted in lower demand for our containerboard and corrugated products and lower production, which is continuing into 2023 and has negatively affected our profitability. If global economic conditions continue to deteriorate, economies could experience a recession, which may result in higher unemployment rates, lower disposable income, lower Company earnings and investment, and lower consumer spending. These factors may result in continued lower demand for our products and negatively affect our business, results of operations and cash flows.

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

Industry Cyclicality - Changes in the prices of our products could materially affect our financial condition, results of operations, and liquidity. Macroeconomic conditions and fluctuations in industry capacity can create changes in prices, sales volumes, and margins for most of our products, particularly commodity grades of packaging and paper products. Prices for all of our products are driven by many factors, including demand for our products, industry capacity and decisions made by other producers with respect to capacity and production, and other competitive conditions in our industry. These factors are affected by general global and domestic economic conditions, customer purchasing decisions, and operating conditions involving our business and industry. We have little influence over the timing and extent of price changes of our products, which may be unpredictable and volatile. In addition, as many of our customer contracts include price adjustment provisions based upon published surveyed prices for containerboard or certain grades of UFS papers reported by trade publications, our selling prices are influenced by price levels determined and published by trade publications. Published containerboard prices have decreased beginning in the fourth quarter of 2022, which will result in lower prices for our containerboard and corrugated products and lower profitability. Changes in how these surveyed price levels are determined or maintained may affect our sales prices. If supply exceeds demand, operating conditions involving our business and industry continue to deteriorate, or other factors result in lower prices for our products, our earnings, and operating cash flows would be harmed.

Competition - The intensity of competition in the industries in which we operate could result in downward pressure on pricing and volume, which could lower earnings and operating cash flows. Our industries are highly competitive, with no single containerboard, corrugated packaging, or UFS paper producer having a dominant position. Certain containerboard grades and UFS paper products cannot generally be differentiated by producer, which tends to intensify price competition. The corrugated packaging industry is also sensitive to changes in economic conditions, as well as other factors including innovation, design, quality, and service. To the extent that one or more competitors are more successful than we are with respect to any key competitive factor, our business could be adversely affected. Our packaging products also compete, to some extent, with various other packaging materials, including products made of paper, plastics, wood, and various types of metal. If we are unable to successfully compete, we may lose market share or may be required to charge lower sales prices for our products, both of which would reduce our earnings and operating cash flows.

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

The availability and cost of recycled fiber depends heavily on recycling rates and the domestic and global supply and demand for recycled products. We purchase recycled fiber for use at six of our containerboard mills and a small amount at our paper mill. In 2022, we purchased approximately 765,000 tons of recycled fiber at our containerboard mills, net of the recycled fiber generated by our corrugated box plants. The amount of recycled fiber purchased each year varies based upon production and the prices of both recycled fiber and wood fiber.

Periods of higher recycled fiber costs and unusual price volatility have occurred in the past, including during 2022. Prices for recycled fiber may continue to fluctuate significantly in the future, and a significant increase could result in higher costs and lower earnings. A $10 per ton price increase in recycled fiber for our containerboard mills would result in approximately $8 million of additional expense based on 2022 consumption.

Cost of Purchased Fuels and Chemicals - An increase in the cost of purchased fuels and chemicals could lead to higher manufacturing costs, resulting in reduced earnings. We are experiencing significant cost inflation and volatility for key inputs such as fuels and chemicals. We have the ability to use various types of purchased fuels in our manufacturing operations, including natural gas, bark, and other purchased fuels. Fuel prices, in particular prices for oil and natural gas, have fluctuated in the past. New and more stringent environmental regulations may discourage, reduce the availability of, or make more expensive, the use of certain fuels, such as natural gas, which represents the majority of our purchased fuels. In addition, costs for key chemicals used in our manufacturing operations also fluctuate. These fluctuations impact our manufacturing costs and result in earnings volatility. If fuel and chemical prices rise, our production costs and transportation costs will increase and cause higher manufacturing costs and reduced earnings if we are unable to recover such increases through higher prices of our products or other means. A $0.10 per million MMBTU increase in natural gas prices would result in approximately $3 million of additional expense, based on 2022 usage.

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

ODP Corporation ("ODP"), formerly Office Depot, Inc., along with its subsidiaries and affiliates, is our largest customer in the Paper segment. Effective January 1, 2023, we have a new agreement with ODP in which we will continue to supply commodity and non-commodity office papers through December 31, 2024. If the agreement is not renewed by the parties, ODP’s obligation to purchase paper would phase down over a two-year period beginning January 1, 2025.

In 2022, sales to ODP represented 48% of our Paper segment sales and 4% of our consolidated sales. If these sales are reduced, including if we are unable to renew the agreement at historical volume levels, we would need to find new customers. We may not be able to fully replace any lost sales, and any new sales may be at lower prices or higher costs. Any significant deterioration in the financial condition of ODP affecting its ability to pay or any other change that makes ODP less willing to purchase our products will harm our Paper business and results of operations.

Transportation Costs - Reduced truck and rail availability could lead to higher costs or poorer service, resulting in lower earnings, and harm our ability to distribute our products. We ship our products primarily by truck and rail. We have at times experienced lower availability of third-party trucking services, including truck and driver shortages, and service issues, interruptions, and delays in rail services, which are exacerbated in periods of high demand for such services. These issues became more pronounced in 2021 and persisted at times during 2022. While we have generally been able to manage through these issues and have not experienced material disruptions in our ability to serve our customers, these issues have resulted in significantly higher costs for transportation services. If these factors persist, we could experience even higher transportation costs in the future and difficulties shipping our products in a timely manner. We may not be able to recover higher transportation costs through higher prices or otherwise, which would result in lower earnings.

Material Disruption of Operations - A material disruption at one of our manufacturing facilities could prevent us from meeting customer demand, reduce our sales, and/or negatively affect our results of operations and financial condition. Our business depends on continuous operation of our facilities, particularly at our mills. Any of our manufacturing facilities, or any of our machines within such facilities, could cease operations unexpectedly for a significant period of time due to a number of events, including:

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
•
Terrorism or threats of terrorism.

•
The effect of a pandemic or other health event, such as the COVID-19 pandemic.
•
Other operational problems.

These events could harm our ability to produce our products and serve our customers and may lead to higher costs and reduced earnings. Our business was affected by the COVID-19 pandemic and measures to control it during the last three years, which included travel bans and restrictions, quarantines, shelter in place orders, and standards affecting employers such as mask mandates, vaccine mandates, and testing protocols. PCA experienced some disruptions as a result of labor shortage issues due to the pandemic between 2020 and mid-2022. The pandemic also disrupted supply chains and transportation services.

Extreme Weather Events - Our facilities are susceptible to extreme weather events, which could disrupt our business. Extreme weather events like hurricanes, tornadoes, floods and winter storms have caused disruptions to our business both directly and indirectly in recent history. Climate change may increase the frequency and intensity of these extreme weather events. Certain weather events may cause damage to our facilities and require us to temporarily halt operations. These types of events may also disrupt our customers' and suppliers’ operations. Disruptions to the supply chain may cause the cost of goods to temporarily increase. Damage to our facilities may cause insurance premiums to increase and also require us to incur additional costs to mitigate future risks.

ESG - We may not achieve or make satisfactory progress on our goals and targets to reduce emissions and satisfy other ESG metrics. Investors, governmental authorities, and other interested parties have recently focused on ESG matters, including with respect to climate change, greenhouse gas emissions, and sustainable business practices. This increased awareness with respect to ESG matters, including climate change, is expected to result in more prescriptive reporting requirements with respect to ESG metrics and expectations that companies establish goals and commitments regarding ESG metrics and take actions to achieve those goals and commitments.

We have voluntarily established targets and goals with respect to greenhouse gas emissions, which are discussed elsewhere in this report under the caption "Regulatory and Environmental Matters" in "Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K. Our ability to achieve those targets and goals will depend on certain factors beyond our control, including regulatory actions, emergence of and advances in technology, and availability of required products and services. Our efforts to achieve ESG targets and goals may result in higher costs and capital expenditures with a low return on investment and may distract management efforts from other operational matters. We may not achieve or make satisfactory progress on our ESG goals and targets. If we are unable to meet these goals and targets, our reputation with investors, customers and other stakeholders and businesses may be harmed.

Reliance on Personnel - We may fail to attract and retain qualified personnel, including key management personnel. Our ability to operate and grow our business depends on our ability to attract and retain employees with the skills necessary to operate and maintain our facilities, produce our products and serve our customers. The increasing demand for qualified personnel may make it more difficult for us to attract and retain qualified employees. Changing demographics and labor work force trends may make it difficult for us to replace retiring employees at our manufacturing and other facilities. U.S. labor market conditions remain tight and labor shortages were exacerbated by the COVID-19 pandemic. We have experienced higher than historical employee turnover in certain of our facilities. If we fail to attract and retain qualified personnel, or if we experience labor shortages, we may experience higher costs and other difficulties, and our business may be adversely impacted.

In addition, we rely on key executive and management personnel to manage our business efficiently and effectively. As our business has grown in size and geographic scope, we have relied on these individuals to manage increasingly complex operations. The loss of any of our key personnel could adversely affect our business.

Cybersecurity - Risks related to security breaches of company, customer, employee, and vendor information, as well as the technology that manages our operations and other business processes, could adversely affect our business. We rely on various information technology and process control systems to capture, process, store, and report data, operate our manufacturing and converting facilities, and interact with customers, vendors, and employees. Despite careful security and controls design, implementation, updating, and internal and independent third-party assessments, our information technology and process control systems, and those of our third-party providers, could become subject to cyber-attacks or security breaches. Network, system, and data breaches could result in misappropriation of sensitive data or operational disruptions including interruption to systems availability and denial of access to and misuse of applications required by our customers and vendors to conduct business with us. Misuse of internal applications; theft of intellectual property, trade secrets, or other corporate assets; and inappropriate disclosure of confidential information could stem from such incidents. Delayed shipments, slowed production, or other issues resulting from these disruptions could result in lost sales, business delays, and negative publicity and could have a material adverse effect on our operations, financial condition, or operating cash flows.

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

In 2022, our total company costs including cost of sales (COS) and selling, general, and administrative expenses (SG&A) was $7.0 billion, and excluding non-cash costs (depreciation, depletion and amortization, pension and postretirement expense, and share-based compensation expense) was $6.5 billion. A 1% increase in COS and SG&A costs would increase costs by $70 million and cash costs by $65 million.

Debt obligations - Our debt service obligations may reduce our operating flexibility. At December 31, 2022, we had $2.5 billion of debt outstanding and a $321 million undrawn revolving credit facility, after deducting letters of credit. All debt is comprised of fixed-rate senior notes. We and our subsidiaries are not restricted from incurring, and may incur, additional indebtedness in the future.

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

Pension Plans – Our pension plans may require additional funding. We record a liability associated with our pensions equal to the excess of the benefit obligations over the fair value of the assets funding the plans. The actual required amounts and timing of future cash contributions will be sensitive to changes in the applicable discount rates and returns on plan assets and could also be impacted by future changes in the laws and regulations applicable to plan funding. Fluctuations in the market performance of our plan assets will affect our pension plan costs in future periods. Changes in assumptions regarding expected long-term rate of return on plan assets, our discount rate, expected compensation levels, or mortality will also increase or decrease pension costs.

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

As of December 31, 2022, we own buildings and land for our eight mills. Additionally, we have 89 corrugated manufacturing operations, of which the buildings and land for 53 are owned, including 45 combining operations, or corrugated plants, one corrugated sheet-only manufacturer, and seven sheet plants. We lease the buildings for 13 corrugated plants and 23 sheet plants. We own warehouses and miscellaneous other properties, including sales offices and woodlands management offices. We lease space for regional design centers and numerous other distribution centers, warehouses, and facilities. The equipment in these leased facilities is, in virtually all cases, owned by us, except for forklifts and other rolling stock, which are generally leased.

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

Stockholders

On February 17, 2023, there were 142 holders of record of our common stock.

Purchases of Equity Securities

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

During the third and fourth quarters of 2022, we paid $523 million, including fees, to repurchase 4.0 million shares of common stock. At December 31, 2022, $477 million of the authorized amount remained available for repurchase of the Company's common stock. All shares repurchased have been retired. During the fourth quarter of 2021, we paid $193 million, including fees, to repurchase 1.4 million shares of common stock, which was the entire remaining amount of repurchase authority we had under previously announced share repurchase programs. The Company did not repurchase any shares of its common stock during the year ended December 31, 2020.

Pursuant to its equity incentive plan, the Company withholds shares from vesting employee equity awards to cover employee tax liabilities. We withheld 110,827 shares in 2022 to cover $15.4 million in employee tax liabilities, 95,437 shares in 2021 to cover $12.9 million in employee tax liabilities, and 107,627 shares in 2020 to cover $10.5 million in employee tax liabilities.

The following table presents information related to our repurchases of common stock made under repurchase plans authorized by PCA's Board of Directors, and shares withheld to cover taxes on vesting of equity awards, during the three months ended December 31, 2022:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in millions)
October 1-31, 2022	333,321	$118.83	333,200	$818.4
November 1-30, 2022	2,073,127	125.70	2,073,127	557.8
December 1-31, 2022	597,185	134.59	596,700	477.5
Total	3,003,633	$126.70	3,003,027	$477.5
(a)
Includes 606 shares withheld from employees to cover income and payroll taxes on equity awards that vested during the period.
(b)
Excludes commissions.

Performance Graph

The graph below compares PCA’s cumulative 5-year total shareholder return on common stock with the cumulative total returns of the S&P 500 index; the S&P Midcap 400 index; and a customized peer group of two companies that includes: International Paper and WestRock Company. The graph tracks the performance of a $100 investment (including the reinvestment of all dividends) in our common stock, in each index, and in each peer group's common stock from December 31, 2017 through December 31, 2022. The stock price performance included in this graph is not necessarily indicative of future stock price performance.

	Cumulative Total Return
	December 31,
	2017	2018	2019	2020	2021	2022
Packaging Corporation of America	$100.00	$71.14	$98.42	$125.25	$127.27	$123.91
S&P 500	100.00	95.62	125.72	148.85	191.58	156.89
S&P Midcap 400	100.00	88.92	112.21	127.54	159.12	138.34
Peer Group	100.00	67.94	81.26	89.63	92.95	73.08

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

Item 6. [RESERVED]

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of historical results of operations and financial condition should be read in conjunction with the audited financial statements and the notes thereto which appear elsewhere in this Form 10-K. This discussion includes forward-looking statements regarding our expectations with respect to our future performance, liquidity, ESG goals, and capital resources. Such statements, along with any other non-historical statements in the discussion, are forward-looking. See our discussion regarding forward-looking statements included under “Part I, Item 1A. Risk Factors” of this Form 10-K. For our discussion and analysis of our results of operations, financial condition and cash flows for the year ended December 31, 2020, the earliest of the years presented in the accompanying audited financial statements included in Item 8 herein, please refer to our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission on February 24, 2022. Such information is presented in Item 7 of such report under the subcaptions “Results of Operations —Year Ended December 31, 2021, Compared with Year Ended December 31, 2020” and “Liquidity and Capital Resources” and is incorporated by reference herein.

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

Executive Summary

Net sales were $8.5 billion for the year ended December 31, 2022 and $7.7 billion for 2021. We reported $1,030 million of net income, or $11.03 per diluted share, in 2022, compared to $841 million, or $8.83 per diluted share, in 2021. Net income included $10 million of expense for special items in 2022, compared to $53 million of expense for special items in 2021. Special items in both periods are described later in this section. Excluding special items, we recorded $1,040 million of net income, or $11.14 per diluted share, in 2022, compared to $894 million, or $9.39 per diluted share, in 2021. The increase was driven primarily by higher prices and mix in our Packaging and Paper segments, partially offset by lower volumes in our Packaging and Paper segments, higher operating and converting costs, higher freight and logistic expenses, and higher annual outage expense. For additional detail on special items included in reported GAAP results, as well as segment income (loss) excluding special items, earnings before non-operating pension expense, interest, income taxes, and depreciation, amortization, and depletion (EBITDA), and EBITDA excluding special items, see “Item 7. Reconciliations of Non-GAAP Financial Measures to Reported Amounts.” PCA ended the year with $470 million of cash and marketable debt securities and, including borrowing availability under its revolving credit facility, $791 million in liquidity.

Packaging segment income from operations was $1,424 million in 2022, compared to $1,306 million for 2021. Packaging segment EBITDA excluding special items was $1,849 million in 2022, compared to $1,688 million in 2021. The increase was driven primarily by higher containerboard and corrugated products prices and mix, partially offset by lower sales and production volumes, higher operating and converting costs, higher freight and logistic expenses, and higher annual outage expense. Packaging volumes remained strong at or above 2021 levels through the middle of the year. Volume then began to decline as general economic conditions deteriorated and our customers began to reduce their inventories and orders accordingly, which has resulted in lower demand for our products. Overall, our corrugated products shipments were down 3.4% for the year as those trends continued through the second half of the year. In order to achieve appropriate production levels for our demand and necessary inventory levels, we reduced our production of containerboard at our packaging mills during the second half of the year. For more information on our containerboard production and corrugated products shipments, refer to the table presented under the caption "Production and Shipments" in "Part I, Item 1. Business" of this Form 10-K. After increasing throughout 2021 and through the first three quarters of 2022, containerboard prices published by industry publications began to decline during the fourth quarter of 2022. We continued to experience cost inflation across our business, including in the areas of labor and benefits, chemicals, energy, repairs, materials, and supplies, as well as higher transportation costs. Over the past several years, we made extensive capital investments throughout the packaging segment to improve productivity and efficiencies at our containerboard mills and corrugated products facilities and believe that our success in execution of these capital investments has helped us to mitigate cost inflation and better serve our customers.

Paper segment income from operations was $103 million in 2022, compared to $39 million in 2021. Paper segment EBITDA excluding special items was $132 million in 2022, compared to $72 million in 2021. The increase was due primarily to higher paper prices and mix and lower operating costs, partially offset by lower sales and production volumes, higher annual outage expense, and higher freight and logistic expenses. The Jackson mill produced only containerboard, and no paper products, during 2022, which drove lower sales and production volumes.

We have undertaken activities to convert the Jackson mill from production of paper products, which the mill historically produced, to production of containerboard. For more information, see the Packaging caption in "Part I, Item 1. Business" and Note 1, Nature of Operations and Basis of Presentation, of the Notes to Consolidated Financial Statements in "Part II, Item 8. Financial Statements and Supplementary Data" of this Form 10-K.

Special Items and Earnings per Diluted Share, Excluding Special Items

Earnings per diluted share, excluding special items, in 2022 and 2021 were as follows:

	Year Ended December 31,
	2022	2021
Earnings per diluted share	$11.03	$8.83
Special items:
Jackson mill conversion-related activities (a)	0.11	0.11
Facilities closure and other costs (income) (b)	0.01	(0.03)
Acquisition and integration-related activities (c)	(0.01)	0.01
Debt refinancing (d)	—	0.47
Total special items expense	0.11	0.56
Earnings per diluted share, excluding special items	$11.14	$9.39

(a)
For 2022 and 2021, includes $14.1 million and $14.0 million, respectively, of charges related to the announced discontinuation of production of uncoated freesheet paper grades on the No. 3 machine at the Jackson, Alabama mill associated with the permanent conversion of the machine to produce linerboard and other paper-to-containerboard conversion related activities.
(b)
For 2022, includes $0.7 million of charges consisting of closure costs related to corrugated products facilities. These costs were partially offset by insurance proceeds received for a natural disaster at one of the corrugated products facilities, a gain on sale of assets related to a corrugated products facility, and a favorable lease buyout for a closed corrugated products facility. For 2021, includes $3.6 million of income primarily consisting of an adjustment of the required asset retirement obligation related to the 2020 closure of the San Lorenzo, California facility, a gain on sale of transportation assets and corrugated products facilities, and insurance proceeds received for a natural disaster at one of the corrugated products facilities, partially offset by closure costs related to corrugated products facilities.
(c)
For 2022, includes $1.0 million of income from a favorable inventory adjustment related to the December 2021 Advance Packaging Corporation acquisition, partially offset by acquisition and integration related costs. For 2021, includes $0.9 million of charges for acquisition and integration costs related to the acquisition.
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

Industry and Business Conditions

Trade publications reported North American industry-wide corrugated products shipments were down 3.8% during 2022, compared to 2021. Reported industry containerboard production decreased 5.2% compared to 2021, and reported industry containerboard inventories at the end of 2022 were approximately 2.7 million tons, down 2.1% compared to 2021. Reported containerboard export shipments decreased 7.7% compared to 2021. Prices reported by trade publications increased by $60 per ton for linerboard and $70 per ton for corrugating medium in March 2022. Prices decreased $20 per ton for linerboard and $40 per ton for corrugating medium in November, followed by an additional decrease in December of $20 per ton each. In January 2023, prices decreased $10 per ton for linerboard and $30 per ton for corrugating medium.

The market for communication papers competes heavily with electronic data transmission and document storage alternatives. Increasing shifts to these alternatives have reduced usage of traditional print media and communication papers. Trade publications reported North American uncoated freesheet paper shipments were flat in 2022, compared to 2021. Average prices reported by a trade publication for cut size office papers increased $40 per ton in February and March 2022, $90 per ton in May 2022, and $65 per ton in September 2022. The average price was higher by $259, or 22%, in 2022 compared to 2021.

Outlook

For the first quarter of 2023, in our Packaging segment we expect corrugated products demand on a per day basis to be similar to fourth quarter levels, although we expect higher total volume as there are four additional shipping days compared to the fourth quarter of 2022. Prices for containerboard and corrugated products are expected to decrease as a result of the recent decreases in the published domestic containerboard prices, and prices for containerboard in export markets are expected to be lower as well. We expect slightly higher paper prices on flat sales volume. Labor costs and certain indirect costs will increase as some containerboard mill operations were temporarily idled during the fourth quarter and resumed operations during the first quarter. In addition, we anticipate higher labor and benefits costs and other timing-related expenses that occur at the beginning of a new year as well as higher prices for many chemicals, particularly starch and caustic soda. However, we expect lower wood and recycled fiber prices, lower energy prices, and lower scheduled maintenance outage expenses during the first quarter when compared to the fourth quarter of 2022. Lastly, we expect higher interest and non-operating pension expenses and a higher tax rate, but we expect to benefit on an earnings per share basis from recent share repurchases. Considering these items, we expect first quarter earnings to be lower than the fourth quarter of 2022.

Results of Operations

Year Ended December 31, 2022, Compared with Year Ended December 31, 2021

The historical results of operations of PCA for the years ended December 31, 2022 and 2021 are set forth below (dollars in millions):

	Year Ended December 31,
	2022	2021	Change
Packaging	$7,780.7	$7,052.6	$728.1
Paper	622.1	599.7	22.4
Corporate and other and eliminations	75.2	78.0	(2.8)
Net sales	$8,478.0	$7,730.3	$747.7
Packaging	$1,423.7	$1,306.0	$117.7
Paper	103.0	39.1	63.9
Corporate and other	(106.0)	(103.7)	(2.3)
Income from operations	1,420.7	1,241.4	179.3
Non-operating pension income	14.5	19.7	(5.2)
Interest expense, net	(70.4)	(152.4)	82.0
Income before taxes	1,364.8	1,108.7	256.1
Income tax expense	(335.0)	(267.6)	(67.4)
Net income	$1,029.8	$841.1	$188.7
Net income excluding special items (a)	$1,040.2	$893.8	$146.4
EBITDA (a)	$1,877.5	$1,658.9	$218.6
EBITDA excluding special items (a)	$1,885.5	$1,665.4	$220.1

(a)
See “Reconciliations of Non-GAAP Financial Measures to Reported Amounts” included in this Item 7 for a reconciliation of non-GAAP measures to the most comparable GAAP measure.

Net Sales

Net sales increased $748 million, or 9.7%, to $8,478 million in 2022, compared to $7,730 million in 2021.

Packaging. Net sales increased $728 million, or 10.3%, to $7,781 million, compared to $7,053 million in 2021, due to higher prices and mix ($963 million), partially offset by lower volumes ($235 million). In 2022, our domestic containerboard prices increased 12.0% and export prices increased 16.0% compared to 2021. Our containerboard outside shipments decreased 12.2%, and total corrugated products shipments were down 3.4% in total and per workday, compared to 2021.

Paper. Net sales increased $22 million, or 3.7%, to $622 million, compared to $600 million in 2021. The increase was due to higher prices and mix ($96 million), partially offset by lower volume ($74 million).

Gross Profit

Gross profit increased $218 million in 2022, compared to 2021. The increase was driven primarily by higher prices and mix in our Packaging and Paper segments, partially offset by lower volumes in our Packaging and Paper segments, higher operating and converting costs, higher freight and logistic expense, and higher annual outage expense. In 2022, gross profit included $7 million of special items expense related to Jackson mill conversion-related activities, corrugated facility closure costs, and income related to acquisition and integration-related activities, compared to $7 million of special items expense related to Jackson mill conversion-related activities, corrugated facility closure costs, and corrugated facility acquisition costs in 2021.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses (SG&A) increased $32 million in 2022 compared to 2021. The increase was primarily due to higher information technology expenses, outside services, travel, and employee salaries and fringe benefits.

Other Expense, Net

Other expense, net for the years ended December 31, 2022 and 2021 are set forth below (dollars in millions):

	Year Ended December 31,
	2022	2021
Asset disposals and write-offs	$(44.5)	$(38.9)
Jackson mill conversion-related activities	(6.9)	(8.9)
Facilities closure and other income (costs)	0.1	6.5
Acquisition and integration-related activities	—	(0.6)
Other	(10.0)	(12.9)
Total	$(61.3)	$(54.8)

We discuss these items in more detail in Note 7, Other Expense, Net of the Condensed Notes to the Consolidated Financial Statements in “Part II, Item 8. Financial Statements” of this Form 10-K.

Income from Operations

Income from operations increased $179 million, or 14.4%, for the year ended December 31, 2022, compared to 2021. Income from operations in 2022 included $14 million of expense for special items compared to $11 million in 2021. Special items in 2022 consisted of $14 million of expense for Jackson mill conversion-related activities, $1 million of corrugated facility closure costs, and $1 million of income related to acquisition and integration-related activities. 2021 special items included $14 million of expense for Jackson mill conversion-related costs and other paper-to-containerboard conversion-related activities, $1 million of expense related to the acquisition of Advance Packaging, and $4 million of income related to corrugated products facility closures.

Packaging. Segment income from operations increased $118 million to $1,424 million, compared to $1,306 million in 2021. The increase in 2022 related primarily to higher containerboard and corrugated products prices and mix ($842 million), partially offset by lower containerboard and corrugated products sales and production volumes ($166 million), higher operating and converting costs ($394 million), higher freight expense ($105 million), higher depreciation expense ($40 million), higher annual outage expense ($13 million), and other costs ($5 million). Special items in 2022 included $5 million of expense for Jackson mill conversion-related activities, corrugated facility closure costs, and income related to acquisition and integration-related activities. Special items in 2021 included $4 million of expense for Jackson mill conversion-related activities, $1 million of expense related to the acquisition of Advanced Packaging, and $3 million of income related to corrugated products facility closures.

Paper. Segment income from operations increased $64 million to $103 million, compared to $39 million in 2021. The increase, excluding special items, primarily related to higher paper prices and mix ($98 million), lower operating costs ($4 million), and lower depreciation expense ($3 million), partially offset by lower sales and production volumes ($27 million), higher annual outage expense ($8 million), higher freight expense ($4 million), and other costs ($2 million). Special items in the Paper segment included $9 million of expense for Jackson mill conversion-related activities in 2022 and 2021.

Non-Operating Pension Expense, Interest Expense, Net and Income Taxes

During 2022, non-operating pension income decreased $5 million compared to 2021. The decrease in non-operating pension expense was primarily related to assumption changes, partially offset by favorable 2021 asset performance.

Interest expense, net, during 2022 decreased $82 million compared to 2021. The decrease in interest expense, net in 2022 was primarily due to higher charges ($59 million) in the prior year related to the Company's October 2021 debt refinancing, lower interest rates on the Company's fixed-rate debt ($8 million) as a result of the Company's debt refinancing, higher interest income ($8 million) due to higher rates on invested cash balances, and higher capitalized interest ($4 million) related to the Company's increased levels of capital expenditures in 2022.

During 2022, we recorded $335 million of income tax expense, compared to $268 million of income tax expense during 2021. The effective tax rate for 2022 and 2021 was 24.5% and 24.1%, respectively. The higher effective tax rate for 2022 was primarily due to higher nondeductible employee remuneration paid to covered employees.

Liquidity and Capital Resources

Sources and Uses of Cash

Our primary sources of liquidity are net cash provided by operating activities and available borrowing capacity under our revolving credit facility. We ended the year with $320 million of cash and cash equivalents, $150 million of marketable debt securities, and $321 million of unused borrowing capacity under the revolving credit facility, net of letters of credit. Currently, our primary uses of cash are for operations, capital expenditures, acquisitions, debt service, common stock dividends, and repurchases of common stock. We believe that net cash generated from operating activities, cash on hand, available borrowings under our revolving credit facility and available capital through access to capital markets will be adequate to meet our liquidity and capital requirements, including payments of any declared common stock dividends, for the foreseeable future. As our debt or credit facilities become due, we will need to repay, extend or replace such facilities. Our ability to do so will be subject to future economic conditions and financial, business, and other factors, many of which are beyond our control.

Below is a summary table of our cash flows, followed by a discussion of our sources and uses of cash through operating activities, investing activities, and financing activities (dollars in millions):

	Year Ended December 31,
	2022	2021
Net cash provided by (used for):
Operating activities	$1,495.0	$1,094.1
Investing activities	(833.7)	(794.4)
Financing activities	(960.0)	(655.6)
Net decrease in cash and cash equivalents	$(298.7)	$(355.9)

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

During 2022, net cash provided by operating activities was $1,495 million, compared to $1,094 million for 2021, an increase of $401 million. Cash from operations excluding changes in cash used for operating assets and liabilities increased $199 million, primarily due to higher income from operations as discussed above. Cash increased by $202 million due to changes in operating assets and liabilities, primarily due to the following:

a)
a favorable change in accounts receivable levels in 2022 compared to 2021 due to lower sales volumes in the Packaging segment during the latter portion of 2022, partially offset by higher pricing in the Packaging and Paper segments in 2022; and
b)
a net favorable change in inventories in 2022 due to a smaller increase in Packaging segment inventory levels in 2022 compared to 2021, primarily in raw materials and finished goods.

These favorable changes were partially offset by:

a)
an unfavorable change in accounts payable in 2022 compared to 2021 primarily due to lower Packaging production and sales volumes, which resulted in lower purchasing and manufacturing activities in 2022; and
b)
an unfavorable change in our income tax receivables due to higher tax payments in 2022.

Investing Activities

We used $834 million for investing activities in 2022, compared to $794 million in 2021. In 2022, we spent $824 million for internal capital investments, compared to $605 million in 2021. During 2021, we acquired Advance Packaging Corporation for $193 million, including a purchase price adjustment based upon net working capital.

The details of capital expenditures for property and equipment, excluding acquisitions, by segment for the years ended December 31, 2022 and 2021 are included in the table below (dollars in millions).

	Year Ended December 31,
	2022	2021
Packaging	$753.5	$562.5
Paper	14.1	30.1
Corporate and Other	56.6	12.5
	$824.2	$605.1

We expect capital investments in 2023 to be approximately $475 million. These expenditures could increase or decrease as a result of a number of factors, including our financial results, strategic opportunities, future economic conditions, and our regulatory compliance requirements. We currently estimate capital expenditures to comply with environmental regulations will be about $20 million in 2023. Our estimated environmental expenditures could vary significantly depending upon the enactment of new environmental laws and regulations. For additional information, see “Environmental Matters” in this Management's Discussion and Analysis of Financial Condition and Results of Operations.

Financing Activities

In 2022, net cash used for financing activities was $960 million, compared to $656 million of cash used for financing activities in 2021, an increase of $304 million. We paid $420 million in dividends on our common stock in 2022, compared to $380 million paid in 2021. We repurchased and retired 4.0 million shares of the Company's common stock for $523 million in 2022, compared to repurchases of 1.4 million shares for $193 million in 2021. In 2021, we issued $700 million of 3.05% Senior Notes due 2051 (the "New Notes"), the proceeds of which were used to redeem $700 million of 4.50% Senior Notes due 2023 in October 2021. We also paid $8 million of debt issuance costs associated with the 2021 debt refinancing and $1 million of debt issuance costs related to the New Revolving Credit Agreement that was entered into on June 8, 2021.

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
•
Capital additions. See Note 20, Commitments, Guarantees, Indemnifications, and Legal Proceedings, of the Consolidated Financial Statements included in "Part II, Item 8. Financial Statements and Supplementary Data" of this Form 10-K for more information on our approved capital projects with future spending in connection with the expansion and replacement of existing facilities and equipment.
•
Purchase commitments. Purchase commitments relate to various purchase agreements for items such as minimum amounts of energy and fiber purchases. See Note 20, Commitments, Guarantees, Indemnifications, and Legal Proceedings, of the Consolidated Financial Statements included in "Part II, Item 8. Financial Statements and Supplementary Data" of this Form 10-K for more information on our purchase commitments and the timing of expected future payments.
•
Employee benefit obligations. See Note 13, Employee Benefits Plans and Other Postretirement Benefits, of the Consolidated Financial Statements included in "Part II, Item 8. Financial Statements and Supplementary Data" of this Form 10-K for more information on our employee benefit obligations and the timing of expected future benefit payments under our pension plans and postretirement plans.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements as of December 31, 2022.

Inflation and Other General Cost Increases

We are subject to both contractual, inflation, and other general cost increases. If we are unable to offset these cost increases by price increases, growth, and/or cost reductions in our operations, these inflation and other general cost increases could have a material adverse effect on our operating cash flows, profitability, and liquidity.

In 2022, our total company costs including cost of sales (COS) and selling, general, and administrative expenses (SG&A) was $7.0 billion, and excluding non-cash costs (depreciation, depletion and amortization, pension and postretirement expense, and share-based compensation expense) was $6.5 billion. A 1% increase in COS and SG&A costs would increase costs by $70 million and cash costs by $65 million.

Certain items of product input costs have historically been subject to more cost volatility including fiber, purchased energy, and chemicals.

Energy

Our mills represent about 90% of our total purchased fuel costs. In 2022, our Packaging and Paper mills consumed about 91 million MMBTUs of fuel, including internally generated and externally purchased, to produce both steam and electricity. The following table for 2022 provides the total MMBTUs purchased externally by fuel type each quarter and the average cost per MMBTU by fuel type for the year. The cost per MMBTU includes the cost of the fuel plus our transportation and delivery costs.

	2022 Fuel Purchased (millions of MMBTUs)					2022 Avg.
Fuel Type	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year	Cost / MMBTU
Natural gas	7.6	6.4	5.0	5.3	24.3	$7.17
Purchased bark	1.6	1.7	2.0	2.1	7.4	2.36
Other purchased fuels	0.1	0.2	0.1	0.2	0.6	8.29
Total mills	9.3	8.3	7.1	7.6	32.3	$6.09

In addition, the mills purchased 22.00 million CkWh (hundred kilowatt-hours) of electricity in 2022. The purchases by quarter and the average cost per CkWh were as follows:

	2022 Purchased Electricity (millions of CkWh)					2022 Avg.
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year	Cost / CkWh
Purchased electricity	5.7	5.8	5.5	5.0	22.0	$6.86

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
•
Clean Air Act (CAA);
•
The Emergency Planning and Community Right-to-Know-Act (EPCRA);
•
Toxic Substance Control Act (TSCA); and
•
Safe Drinking Water Act (SDWA).

We believe that we are currently in material compliance with these and all applicable environmental rules and regulations. Because environmental regulations are constantly evolving, the Company has incurred, and will continue to incur, costs to maintain compliance with these and other environmental laws. The Company works diligently to anticipate and budget for the impact of applicable environmental regulations and does not currently expect that future environmental compliance obligations will materially affect its business or financial condition. For the year ended December 31, 2022, we spent $50 million, and for the years ended December 31, 2021 and 2020, we spent $44 million, to comply with the requirements of these and other environmental laws. Additionally, we had $11 million of environmental capital expenditures in 2022, $10 million in 2021, and $9 million in 2020.

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

As is the case with any industrial operation, PCA has, in the past, incurred costs associated with the remediation of soil or groundwater contamination, as required by the federal Comprehensive Environmental Response, Compensation and Liability Act, commonly known as the federal “Superfund” law, and analogous state laws. Cleanup requirements arise with respect to properties the Company currently owns or operates, former facilities and off-site facilities where the Company has disposed of hazardous substances. As part of the sale to PCA of the containerboard and corrugated products business of Pactiv Corporation in April 1999, Pactiv agreed to retain all liability for all former facilities and all sites associated with pre-closing off-site waste disposal. Pactiv also retained environmentally impaired real property in Filer City, Michigan unrelated to current mill operations. In addition, OfficeMax (now an indirect, wholly owned subsidiary of ODP) retains responsibility for certain environmental liabilities related to some of the businesses, facilities, and assets we acquired from Boise. Generally, this responsibility relates to hazardous substance releases and other environmental incidents that arose before 2004. Some of these liabilities could be significant; however, ODP may not have sufficient funds to satisfy its indemnification obligations, and in some cases, we may not be entitled to such indemnification.

Because liability for remediation costs under environmental laws is strict, meaning that liability is imposed without fault, joint and several, meaning that liability is imposed on each party without regard to contribution, and retroactive, PCA could receive notifications of cleanup liability in the future and this liability could be material. From 2006 through 2022, there were no significant environmental remediation costs at PCA's mills and corrugated plants. As of December 31, 2022, we maintained an environmental reserve of $25.2 million relating to on-site landfills and surface impoundments as well as ongoing and anticipated remedial projects. The Company believes that it is not reasonably possible that future environmental expenses above the $25.2 million accrued at December 31, 2022, will have a material impact on its financial condition, results of operations, and cash flows.

While legislation regarding the regulation of greenhouse gas emissions has been proposed at the federal level, it is uncertain whether such legislation will be passed and, if so, what the breadth and scope of such legislation will be. The result of the regulation of greenhouse gas emissions could be an increase in our future environmental compliance costs through carbon cap and trade systems, carbon or other related taxes, or additional capital expenditures to modify facilities to reduce carbon emissions, which may be material. However, climate change legislation and the resulting future energy policy could also provide us with opportunities if the use of renewable energy is encouraged. We currently self-generate the majority of our power requirements at our mills using renewable biogenic fuel such as bark, black liquor and biomass, which are derived from renewable resources. While we believe we are well-positioned to take advantage of any renewable energy incentives, it is uncertain what the ultimate costs and opportunities of any climate change legislation will be and how our business and industry will be affected.

We are seeking to further improve our environmental impact by setting goals to reduce our absolute Scope 1 and 2 (market-based) greenhouse gas emissions by 35% by 2030 from a 2021 baseline year and to reach net-zero carbon emissions within our own operations and our value chain by 2050. In addition, we and our industry support the American Forest & Paper Association's goal of a 50% reduction in Scope 1 and Scope 2 greenhouse gas emissions intensity by 2030 from a 2005 baseline. We have a carbon neutrality team, consisting of a cross-functional group of key operational, engineering, environmental, and sustainability personnel to lead our efforts. Our strategy to achieve greenhouse gas emissions reductions is premised upon the carbon neutrality of the biogenic fuels used in our operations and we believe that meaningful reductions in greenhouse gas emissions can be achieved through investment in more efficient operations utilizing carbon-neutral fuels and in emerging and advancing technologies. We regularly work to identify and implement projects that will improve our efficiency. To what extent and when we embark upon major capital projects to reduce emissions will depend in part upon technology advancements, emerging regulatory and tax policies involving greenhouse gas emissions and incentives to invest in projects that reduce emissions. We also regularly assess the use of alternative, non-emitting energy sources at our own facilities (such as solar) and opportunities to support additive carbon-free grid power via renewable energy certificates (RECs) and power purchase agreements (PPAs), where feasible to do so, and partnering with utilities to procure carbon-free power where opportunities exist. We annually report key data to our stakeholders regarding our greenhouse gas emissions, among other things, in our responsibility report. Our responsibility report is available on our website and is not intended to be incorporated by reference herein.

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

We recognize the funded status of our pension plans on our Consolidated Balance Sheet and recognize the actuarial and experienced gains and losses and the prior service costs and credits as a component of “Accumulated Other Comprehensive Loss” in our Consolidated Statement of Changes in Stockholders' Equity. Actual results that differ from assumptions are accumulated and amortized over future periods and, therefore, generally affect recognized expense in future periods. At December 31, 2022, we had approximately $100.3 million of actuarial losses and prior service costs, net of tax, recorded in “Accumulated other comprehensive loss” on our Consolidated Balance Sheet. Accumulated losses in excess of 10% of the greater of the projected benefit obligation or the market-related value of assets will be recognized on a straight-line basis over the average remaining service period of active employees in PCA plans (which is between six and nine years) and over the average remaining lifetime of inactive participants of Boise plans (which is between 22 and 25 years), to the extent that losses are not offset by gains in subsequent years. While we believe that the assumptions used to measure our pension obligations are reasonable, differences in actual experience or changes in assumptions may materially affect our pension obligations and future expense.

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

	Year Ending December 31,	Year Ended December 31,
	2023	2022	2021
Pension expense	$22.7	$5.3	$2.1
Assumptions
Discount rate	5.06%	2.89%	2.57%
Expected rate of return on plan assets	5.52%	4.08%	4.91%

A change of 0.25% in either direction to the discount rate or the expected rate of return on plan assets would have had the following effect on 2022 and 2023 pension expense (dollars in millions):

		Increase (Decrease) in Pension Expense(a)
	Base Expense	0.25% Increase	0.25% Decrease
2022
Discount rate	$5.3	$(1.8)	$1.6
Expected rate of return on plan assets	5.3	(3.4)	3.4
2023
Discount rate	$22.7	$(2.0)	$2.2
Expected rate of return on plan assets	22.7	(2.6)	2.6

(a)
The sensitivities shown above are specific to 2022 and 2023. The sensitivities may not be additive, so the impact of changing multiple factors simultaneously cannot be calculated by combining the individual sensitivities shown.

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

Reconciliations of Non-GAAP Financial Measures to Reported Amounts

Net income excluding special items, EBITDA, and EBITDA excluding special items are non-GAAP financial measures. Management excludes special items, as it believes that these items are not necessarily reflective of the ongoing operations of our business. These measures are presented because they provide a means to evaluate the performance of our segments and our Company on an ongoing basis using the same measures that are used by our management, because these measures assist in providing a meaningful comparison between periods and because these measures are frequently used by investors and other interested parties in the evaluation of companies and the performance of their segments. Any analysis of non-GAAP financial measures should be done in conjunction with results presented in accordance with GAAP. The non-GAAP measures are not intended to be substitutes for GAAP financial measures and should not be used as such. Reconciliations of the non-GAAP measures to the most comparable measure reported in accordance with GAAP for the years ended December 31, 2022 and 2021 follow (dollars in millions):

	Year Ended December 31,
	2022			2021
	Income before Taxes	Income Taxes	Net Income	Income before Taxes	Income Taxes	Net Income
As reported in accordance with GAAP	$1,364.8	$(335.0)	$1,029.8	$1,108.7	$(267.6)	$841.1
Special items:
Jackson mill conversion-related activities (a)	14.1	(3.5)	10.6	14.0	(3.5)	10.5
Facilities closure and other costs (income) (b)	0.7	(0.2)	0.5	(3.6)	0.9	(2.7)
Acquisition and integration-related activities (c)	(1.0)	0.3	(0.7)	0.9	(0.2)	0.7
Debt refinancing (d)	—	—	—	58.9	(14.7)	44.2
Total special items	13.8	(3.4)	10.4	70.2	(17.5)	52.7
Excluding special items	$1,378.6	$(338.4)	$1,040.2	$1,178.9	$(285.1)	$893.8

(a)
For 2022 and 2021, includes charges related to the announced discontinuation of production of uncoated freesheet paper grades on the No. 3 machine at the Jackson, Alabama mill associated with the permanent conversion of the machine to produce linerboard and other paper-to-containerboard conversion related activities.

(b)
For 2022, includes charges consisting of closure costs related to corrugated products facilities. These costs were partially offset by insurance proceeds received for a natural disaster at one of the corrugated products facilities, a gain on sale of assets related to a corrugated products facility, and a favorable lease buyout for a closed corrugated products facility. For 2021, includes income primarily consisting of an adjustment of the required asset retirement obligation related to the 2020 closure of the San Lorenzo, California facility, a gain on sale of transportation assets and corrugated products facilities, and insurance proceeds received for a natural disaster at one of the corrugated products facilities, partially offset by closure costs related to corrugated products facilities.
(c)
For 2022, includes income from a favorable inventory adjustment related to the December 2021 Advance Packaging Corporation acquisition, partially offset by acquisition and integration related costs. For 2021, includes charges for acquisition and integration costs related to the acquisition.
(d)
Includes costs related to the Company's debt refinancing completed in October 2021, which included a redemption premium and the write-off of the remaining balance of unamortized debt issuance costs.

The following table reconciles net income to EBITDA and EBITDA excluding special items for the periods indicated (dollars in millions):

	Year Ended December 31,
	2022	2021
Net income	$1,029.8	$841.1
Non-operating pension income	(14.5)	(19.7)
Interest expense, net	70.4	152.4
Provision for income taxes	335.0	267.6
Depreciation, amortization, and depletion	456.8	417.5
EBITDA	$1,877.5	$1,658.9
Special items:
Jackson mill conversion-related activities	$8.6	$9.9
Facilities closure and other costs (income)	0.4	(4.3)
Acquisition and integration-related activities	(1.0)	0.9
EBITDA excluding special items	$1,885.5	$1,665.4

The following table reconciles segment income (loss) to EBITDA and EBITDA excluding special items (dollars in millions):

	Year Ended December 31,
	2022	2021
Packaging
Segment income	$1,423.7	$1,306.0
Depreciation, amortization, and depletion	420.2	381.0
EBITDA	1,843.9	1,687.0
Jackson mill conversion-related activities	5.3	4.3
Facilities closure and other costs (income)	0.4	(3.5)
Acquisition and integration-related activities	(1.0)	0.4
EBITDA excluding special items	$1,848.6	$1,688.2

Paper
Segment income	$103.0	$39.1
Depreciation, amortization, and depletion	26.1	27.4
EBITDA	129.1	66.5
Jackson mill conversion-related activities	3.3	5.2
EBITDA excluding special items	$132.4	$71.7

Corporate and Other
Segment loss	$(106.0)	$(103.7)
Depreciation, amortization, and depletion	10.5	9.1
EBITDA	(95.5)	(94.6)
Acquisition and integration-related activities	—	0.5
Jackson mill conversion-related activities	—	0.4
Facilities closure and other income	—	(0.8)
EBITDA excluding special items	$(95.5)	$(94.5)
EBITDA	$1,877.5	$1,658.9
EBITDA excluding special items	$1,885.5	$1,665.4

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

PCA is exposed to the impact of commodity price changes, interest rate changes, and changes in the market value of its financial instruments. To manage these risks, we may from time to time enter into transactions, including certain physical commodity transactions, that are determined to be derivatives. As of December 31, 2022, we are party to certain physical commodity transactions related to natural gas supply contracts. For a discussion of derivatives and hedging activities, see Note 2, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements in “Part II, Item 8. Financial Statements and Supplementary Data” of this Form 10-K.

At December 31, 2022, the interest rates on 100% of PCA’s outstanding debt are fixed.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

Packaging Corporation of America:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Packaging Corporation of America and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of income and comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Evaluation of the value of the pension benefit obligation

As discussed in Note 13 to the consolidated financial statements, the Company’s estimated pension benefit obligation totaled $1,167 million as of December 31, 2022. The pension benefit obligation is measured at the actuarial present value as of a date of all benefits attributed by the pension benefit formula to employee service rendered before that date. The determination of the Company’s pension benefit obligation is dependent, in part, on the selection of certain actuarial assumptions, including the discount rate.

We identified the evaluation of the value of the pension benefit obligation as a critical audit matter because of the specialized skills required to evaluate the measurement of the pension benefit obligation. In particular, the measurement of the pension benefit obligation is sensitive to minor changes in the discount rate assumption.

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

Chicago, Illinois
February 23, 2023

Packaging Corporation of America

Consolidated Statements of Income and Comprehensive Income

(dollars in millions, except per-share data)

	Year Ended December 31,
	2022	2021	2020
Statements of Income
Net sales	$8,478.0	$7,730.3	$6,658.2
Cost of sales	(6,387.4)	(5,857.3)	(5,288.8)
Gross profit	2,090.6	1,873.0	1,369.4
Selling and administrative expenses	(608.6)	(576.8)	(539.6)
Goodwill impairment	—	—	(55.2)
Other expense, net	(61.3)	(54.8)	(50.7)
Income from operations	1,420.7	1,241.4	723.9
Non-operating pension income	14.5	19.7	2.3
Interest expense, net	(70.4)	(152.4)	(93.5)
Income before taxes	1,364.8	1,108.7	632.7
Provision for income taxes	(335.0)	(267.6)	(171.7)
Net income	$1,029.8	$841.1	$461.0
Net income per common share:
Basic	$11.08	$8.87	$4.86
Diluted	$11.03	$8.83	$4.84
Dividends declared per common share	$4.75	$4.00	$3.37
Statements of Comprehensive Income:
Net income	$1,029.8	$841.1	$461.0
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	$—	$0.4	$—
Changes in unrealized (losses) gains on marketable debt securities, net of tax of $0.5 million, $0.2 million, and ($0.1) million for 2022, 2021, and 2020, respectively	(1.7)	(0.5)	0.3
Amortization of pension and postretirement plans actuarial loss and prior service cost, net of tax of ($1.5) million, ($3.3) million, and ($3.6) million for 2022, 2021, and 2020, respectively	4.7	10.0	10.7
Changes in unfunded employee benefit obligations, net of tax of $10.1 million, ($19.9) million, and ($1.3) million for 2022, 2021, and 2020, respectively	(30.2)	59.4	4.0
Other comprehensive (loss) income	(27.2)	69.3	15.0
Comprehensive income	$1,002.6	$910.4	$476.0

See notes to consolidated financial statements.

Packaging Corporation of America

Consolidated Balance Sheets

(dollars and shares in millions, except per-share data)

	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$320.0	$618.7
Short-term marketable debt securities	85.2	86.1
Accounts receivable, net of allowance for credit losses and customer deductions of $19.6 million and $14.3 million as of December 31, 2022 and 2021, respectively	1,031.8	1,071.0
Inventories	977.3	902.5
Prepaid expenses and other current assets	58.3	47.0
Federal and state income taxes receivable	35.7	7.4
Total current assets	2,508.3	2,732.7
Property, plant and equipment, net	3,900.0	3,529.0
Goodwill	922.4	923.5
Other intangible assets, net	267.9	308.4
Operating lease right-of-use assets	298.3	238.3
Long-term marketable debt securities	64.9	60.0
Other long-term assets	42.0	44.9
Total assets	$8,003.8	$7,836.8
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Operating lease obligations	$72.2	$67.1
Finance lease obligations	1.9	1.7
Accounts payable	410.4	452.4
Dividends payable	115.5	96.3
Accrued liabilities	263.7	255.0
Accrued interest	11.8	12.3
Total current liabilities	875.5	884.8
Long-term liabilities:
Long-term debt	2,473.6	2,471.5
Operating lease obligations	234.6	179.3
Finance lease obligations	10.8	12.7
Deferred income taxes	543.0	465.9
Compensation and benefits	141.8	157.4
Other long-term liabilities	57.4	58.0
Total long-term liabilities	3,461.2	3,344.8
Commitments and contingent liabilities (Note 20)
Stockholders' equity:
Common stock, par value $0.01 per share, 300.0 million shares authorized, 89.7 million and 93.5 million shares issued as of December 31, 2022 and 2021, respectively	0.9	0.9
Additional paid in capital	581.8	579.4
Retained earnings	3,186.8	3,102.1
Accumulated other comprehensive loss	(102.4)	(75.2)
Total stockholders' equity	3,667.1	3,607.2
Total liabilities and stockholders' equity	$8,003.8	$7,836.8

See notes to consolidated financial statements.

Packaging Corporation of America

Consolidated Statements of Cash Flows

(dollars in millions)

	Year Ended December 31,
	2022	2021	2020
Cash Flows from Operating Activities:
Net income	$1,029.8	$841.1	$461.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization of intangibles	456.8	417.5	409.9
Amortization of deferred financing costs	2.1	4.4	2.6
Loss on early extinguishment of debt	—	56.1	—
Share-based compensation expense	35.6	35.5	30.0
Deferred income tax provision	86.0	59.4	34.7
Goodwill impairment	—	—	55.2
Net loss on asset disposals	15.2	6.1	6.8
Pension and post-retirement benefits expense, net of contributions	(47.4)	(50.5)	(63.4)
Other, net	2.0	11.9	18.2
Changes in operating assets and liabilities, net of acquisitions:
(Increase) decrease in assets —
Accounts receivable	39.3	(227.2)	13.2
Inventories	(75.2)	(105.5)	6.3
Prepaid expenses and other current assets	(11.0)	(2.7)	0.4
Increase (decrease) in liabilities —
Accounts payable	(18.1)	12.2	39.7
Accrued liabilities	8.3	37.9	(3.2)
Federal and state income tax payable / receivable	(28.4)	(2.1)	21.4
Net cash provided by operating activities	1,495.0	1,094.1	1,032.8
Cash Flows from Investing Activities:
Additions to property, plant, and equipment	(824.2)	(605.1)	(421.2)
Acquisition of business, net of cash acquired	—	(194.9)	—
Additions to other long-term assets	(6.2)	(1.8)	(6.4)
Proceeds from asset disposals	2.2	7.9	4.6
Purchases of marketable debt securities	(126.1)	(127.4)	(110.1)
Proceeds from sales of marketable debt securities	31.1	26.7	24.2
Proceeds from maturities of marketable debt securities	87.6	100.2	82.8
Other, net	1.9	—	—
Net cash used for investing activities	(833.7)	(794.4)	(426.1)
Cash Flows from Financing Activities:
Repayments of debt and finance lease obligations	(1.7)	(757.7)	(1.5)
Net proceeds received from issuance of debt	—	690.2	—
Financing costs paid	—	(2.4)	—
Common stock dividends paid	(420.3)	(379.8)	(299.6)
Repurchases of common stock	(522.6)	(193.0)	—
Shares withheld to cover employee restricted stock taxes	(15.4)	(12.9)	(10.5)
Net cash used for financing activities	(960.0)	(655.6)	(311.6)
Net (decrease) increase in cash and cash equivalents	(298.7)	(355.9)	295.1
Cash and cash equivalents, beginning of year	618.7	974.6	679.5
Cash and cash equivalents, end of year	$320.0	$618.7	$974.6

See notes to consolidated financial statements.

Packaging Corporation of America

Consolidated Statements of Changes in Stockholders' Equity

(dollars in millions and shares in thousands)

	Common Stock		Additional Paid in	Retained	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Earnings	Loss	Equity
Balance at January 1, 2020	94,655	$0.9	$524.8	$2,704.8	$(159.5)	$3,071.0
Common stock withheld and retired to cover taxes on vested stock awards	(108)	—	(0.8)	(9.7)	—	(10.5)
Common stock dividends declared	—	—	—	(320.9)	—	(320.9)
Share-based compensation	283	—	30.8	—	—	30.8
Other	—	—	(0.4)	0.3	—	(0.1)
Comprehensive income	—	—	—	461.0	15.0	476.0
Balance at December 31, 2020	94,830	0.9	554.4	2,835.5	(144.5)	3,246.3
Common stock repurchases and retirements	(1,443)	—	(11.5)	(181.5)	—	(193.0)
Common stock withheld and retired to cover taxes on vested stock awards	(95)	—	(0.8)	(12.1)	—	(12.9)
Common stock dividends declared	—	—	—	(379.9)	—	(379.9)
Share-based compensation	247	—	36.3	—	—	36.3
Other	—	—	1.0	(1.0)	—	—
Comprehensive income	—	—	—	841.1	69.3	910.4
Balance at December 31, 2021	93,539	0.9	579.4	3,102.1	(75.2)	3,607.2
Common stock repurchases and retirements	(4,035)	—	(33.5)	(489.1)	—	(522.6)
Common stock withheld and retired to cover taxes on vested stock awards	(111)	—	(0.9)	(14.5)	—	(15.4)
Common stock dividends declared	—	—	—	(441.2)	—	(441.2)
Share-based compensation	302	—	37.2	—	—	37.2
Other	—	—	(0.4)	(0.3)	—	(0.7)
Comprehensive income	—	—	—	1,029.8	(27.2)	1,002.6
Balance at December 31, 2022	89,695	$0.9	$581.8	$3,186.8	$(102.4)	$3,667.1

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements

1.
Nature of Operations and Basis of Presentation

Packaging Corporation of America (“we,” “us,” “our,” “PCA,” or the “Company”) was incorporated on January 25, 1999. In April 1999, PCA acquired the containerboard and corrugated packaging products business of Pactiv Corporation (Pactiv), formerly known as Tenneco Packaging, Inc., a wholly owned subsidiary of Tenneco Inc. We are a large, diverse manufacturer of both packaging and paper products. We are headquartered in Lake Forest, Illinois and we operate primarily in the United States. We have approximately 15,100 employees.

We report our business in three reportable segments: Packaging, Paper, and Corporate and Other. Our Packaging segment produces a wide variety of containerboard and corrugated packaging products. The Paper segment manufactures and sells a range of communication-based papers.

Before October 2020, our Jackson, Alabama mill had historically operated as a UFS paper mill, with its results of operations reported in our Paper segment. Beginning in October 2020, operating results for the Jackson mill are included in both the Packaging and Paper segments. During the fourth quarter of 2020, in order to meet strong packaging demand and maintain appropriate inventory levels, we temporarily began producing linerboard on the No. 3 machine at our Jackson, Alabama mill. In the first quarter of 2021, we announced the discontinuation of production of UFS paper grades on the machine and the permanent conversion of the machine to produce linerboard and other paper-to-containerboard conversion related activities. In the third quarter of 2021, we began producing corrugating medium on the No. 1 machine at the Jackson mill (which had produced UFS paper in the past) to help satisfy our demand for containerboard, build necessary inventories, and evaluate the capability of the machine to produce containerboard on a cost-effective basis.

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

Cash and Cash Equivalents

Cash and cash equivalents include all cash balances and highly liquid investments with original maturities of three months or less at the date of purchase. Cash equivalents are stated at cost, which approximates market. Cash and cash equivalents totaled $320.0 million and $618.7 million at December 31, 2022 and 2021, respectively, which included cash equivalents of $228.4 million and $532.9 million, respectively. At December 31, 2022 and 2021, we had $1.5 million and $1.2 million, respectively, of cash at our operations outside the United States.

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

For the years ended December 31, 2022 and 2021, we do not consider any of the impairments related to our marketable debt securities to be the result of credit losses. See Note 12, Cash, Cash Equivalents, and Marketable Debt Securities, for more information.

Trade Accounts Receivable, Allowances, and Customer Deductions

Trade accounts receivable are recorded at amortized cost and represent a contractual right to receive payment from a customer. The Company’s trade accounts receivable are short-term receivables, with most requiring payment within 30 to 60 days, and represent the primary class of financing receivables utilized by the Company.

The Company has entered into a number of customer-based supply chain financing programs to accelerate the receipt of payments for outstanding accounts receivable from certain customers. Receivables transferred under these programs meet the requirements to be accounted for as sales in accordance with guidance under Financial Accounting Standards Board (“FASB”) ASC 860, Transfers and Servicing. The receivables are sold without recourse and are reflected as a reduction of accounts receivable on the Consolidated Balance Sheets at the time of sale. The corresponding proceeds are reflected in cash flows from operating activities within the Consolidated Statements of Cash Flows. Receivables involved with these programs constituted about 5% of both our 2022 and 2021 net sales.

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

Current period estimates for the allowance for credit losses are compared against the allowance previously recorded, and all required adjustments are reported as credit loss expense (for expected losses or write offs) or a reversal of credit loss expense (for expected recoveries) in net income. Outstanding trade accounts receivable balances are written off when deemed uncollectible after undergoing reasonable collection efforts. At December 31, 2022 and 2021, the allowance for credit losses was $10.0 million and $4.9 million, respectively.

The customer deductions reserve represents the estimated amount required for customer returns, allowances, and earned discounts. Based on the Company’s experience, customer returns, allowances, and earned discounts have averaged approximately 1% of gross selling price. Accordingly, PCA reserves 1% of its open customer accounts receivable balance for these items. The reserves for customer deductions of $9.6 million and $9.4 million at December 31, 2022 and 2021, respectively, are also included as a reduction of the accounts receivable balance.

Derivative Instruments and Hedging Activities

PCA is exposed to the impact of commodity price changes, interest rate changes, and changes in the market value of its financial instruments. To manage these risks, we may, from time to time, enter into transactions, including certain physical commodity transactions, that are determined to be derivatives. We do not enter into derivative arrangements for trading or speculative purposes.

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

As of December 31, 2022, PCA has entered into master supply contracts, or physical commodity contracts, with suppliers and distributors of natural gas for several of its manufacturing locations. These physical commodity contracts meet the criteria of derivatives under ASC 815 but qualify for the normal purchase normal sales (“NPNS”) scope exception, which we have elected. As such, PCA is not required to apply derivative accounting treatment as required in ASC 815 to these physical commodity transactions.

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

The components of inventories were as follows (dollars in millions):

	December 31,
	2022	2021
Raw materials	$341.2	$324.2
Work in process	16.0	16.2
Finished goods	198.4	201.0
Supplies and materials	421.7	361.1
Inventories	$977.3	$902.5

Property, Plant, and Equipment

Property, plant, and equipment are recorded at cost. Cost includes expenditures for major improvements and replacements and the amount of interest cost associated with significant capital additions. Repairs and maintenance costs are expensed as incurred. When property and equipment are retired, sold, or otherwise disposed of, the asset's carrying amount and related accumulated depreciation are removed from the accounts and any gain or loss is included in “Other expense, net” in our Consolidated Statements of Income.

Property, plant, and equipment consisted of the following (dollars in millions):

	December 31,
	2022	2021
Land and land improvements	$192.4	$189.8
Buildings	1,023.6	938.7
Machinery and equipment	6,709.3	6,159.1
Construction in progress	440.2	481.0
Other	146.9	102.9
Property, plant and equipment, at cost	8,512.4	7,871.5
Less accumulated depreciation	(4,612.4)	(4,342.5)
Property, plant and equipment, net	$3,900.0	$3,529.0

The amount of interest capitalized from construction in progress was $7.3 million, $3.8 million, and $3.7 million for the years ended December 31, 2022, 2021, and 2020, respectively.

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

The amount of depreciation expense was $413.7 million, $376.0 million, and $362.5 million for the years ended December 31, 2022, 2021, and 2020, respectively. In 2022, 2021, and 2020, we recognized incremental depreciation expense of $5.7 million, $4.7 million, and $4.5 million, respectively. The incremental depreciation expense for 2022 and 2021 related to Jackson mill conversion-related activities and closures of corrugated products facilities. For 2020, the incremental depreciation expense related to closures of corrugated products facilities.

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

Goodwill, which amounted to $922.4 million and $923.5 million at December 31, 2022 and 2021, respectively, is not amortized but is subject to an annual impairment test in accordance with ASC 350, Intangibles – Goodwill and Other. We test goodwill for impairment annually in the fourth quarter or sooner if events or changes in circumstances indicate that the carrying value of the asset may exceed fair value. Additionally, we evaluate the remaining useful lives of our finite-lived purchased intangible assets to determine whether any adjustments to the useful lives are necessary.

In the second quarter of 2020, we recorded an impairment to write off the remaining goodwill balance associated with our Paper segment. The Company concluded that none of the goodwill or intangible assets were impaired during the 2022, 2021, and 2020 annual impairment tests. See Note 9, Goodwill and Intangible Assets, for additional information.

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

Deferred Debt Issuance Costs

PCA has capitalized certain costs related to obtaining its financing. These costs are amortized to interest expense using the effective interest rate method over the terms of the related financing, which range from 10 to 30 years. At December 31, 2022 and 2021, deferred debt issuance costs were $17.9 million and $19.5 million, respectively, and were recorded in “Long-Term Debt” on our Consolidated Balance Sheets.

Cutting Rights and Fiber Farms

We lease the cutting rights to approximately 58,000 acres of timberland. For our cutting rights, we capitalize the annual lease payments and reforestation costs associated with these leases. Costs are recorded as depletion when the timber or fiber is harvested and used in operations or sold to customers. Capitalized long-term lease costs for our cutting rights, primarily recorded in “Other long-term assets” on our Consolidated Balance Sheets, were $22.4 million and $21.0 million as of December 31, 2022 and 2021, respectively. The amount of depletion expense was $2.4 million, $2.0 million, and $3.1 million for the years ended December 31, 2022, 2021, and 2020, respectively.

Deferred Software Costs

PCA capitalizes costs related to the purchase and development of software, which is used in its business operations. The costs attributable to these software systems are amortized over their estimated useful lives based on various factors such as the effects of obsolescence, technology, and other economic factors. Net capitalized software costs recorded in “Other long-term assets” on our Consolidated Balance Sheets were $3.0 million and $3.3 million for the years ended December 31, 2022 and 2021, respectively. Software amortization expense was $1.6 million for both the years ended December 31, 2022 and 2021 and $1.1 million for the year ended December 31, 2020.

The Company accounts for costs incurred to implement a cloud computing arrangement that is a service contract under ASU 2018-15, Intangibles – Goodwill and Other – Internal Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. This ASU includes guidance on capitalizing costs associated with developing or obtaining internal-use software. As of December 31, 2022 and 2021, capitalized costs associated with cloud computing arrangements were $1.6 million and $2.8 million, respectively.

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

Recently Adopted Accounting Standards

The Company did not adopt any new accounting standards during 2022.

New Accounting Standards Not Yet Adopted

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. ASU 2021-08 requires contract assets and contract liabilities acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with ASC 606, Revenue from Contracts with Customers. Under current business combination guidance in ASC 805, Business Combinations, such assets and liabilities are recognized by the acquirer at fair value on the acquisition date, whereas the new guidance requires the acquirer to recognize such assets and liabilities as if it had originated the contracts. The ASU is effective for annual periods beginning after December 15, 2022, and interim periods within those annual periods, with early adoption permitted. The Company will apply the amended guidance on a prospective basis to any business combinations that occur after the adoption date.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. ASU 2020-04 provides optional guidance for a limited period of time to ease the potential burden in accounting for, or recognizing the effects of, reference rate reform on financial reporting. The amendments in this Update are elective and apply to all entities, subject to meeting certain criteria, that have contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. In January 2021, the FASB issued ASU 2021-01, which extends some of the optional expedients under Topic 848 to include derivative contracts impacted by discounting transition. In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, which further extends the relief offered in this series of ASUs through December 31, 2024. Companies can apply these ASUs immediately. The ASUs can be adopted on a full retrospective basis as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or on a prospective basis to any new modification from any date within an interim period that includes or is subsequent to the date of the issuance of a final Update, up to the date that financial statements are available to be issued. While the Company's fixed-rate outstanding debt will not be impacted by the reference rate reform, the Company is still evaluating the impact of this guidance on its revolving credit facility, as the interest rate associated with any future borrowings against the revolving credit facility is based on LIBOR. Overall, the Company does not expect the guidance to have a significant impact on its financial position or related disclosures.

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

Supplemental balance sheet information related to our operating leases was as follows (dollars in millions):

	Year Ended December 31,
	2022	2021
Operating lease right-of-use assets	$298.3	$238.3

Current portion of operating lease obligations	$72.2	$67.1
Long-term portion of operating lease obligations	234.6	179.3
Total operating lease obligations	$306.8	$246.4

Supplemental balance sheet information related to our finance leases was as follows (dollars in millions):

	Year Ended December 31,
	2022	2021
Buildings	$0.3	$0.3
Machinery and equipment	28.5	28.5
Total	28.8	28.8
Less accumulated amortization	(22.6)	(21.1)
Total	$6.2	$7.7

Current portion of finance lease obligations	$1.9	$1.7
Long-term portion of finance lease obligations	10.8	12.7
Total finance lease obligations	$12.7	$14.4

The Company was obligated under finance leases covering buildings and machinery and equipment in the amount of $12.7 million and $14.4 million at December 31, 2022 and 2021, respectively. Amortization of assets under finance lease obligations is included in depreciation expense.

For both operating and finance leases, the weighted average remaining lease term in years and weighted average discount rates were as follows:

	Year Ended December 31,
	2022	2021
Weighted-average remaining lease term (years):
Operating leases	5.4	5.4
Finance leases	5.8	6.8
Weighted-average discount rate:
Operating leases	3.29%	3.08%
Finance leases	6.66%	6.66%

The components of lease expense were as follows (dollars in millions):

	Year Ended December 31,
	2022	2021	2020
Finance lease cost:
Amortization of finance lease assets	$1.5	$1.5	$1.5
Interest on lease liabilities	0.9	1.0	1.1
Total finance lease cost	2.4	2.5	2.6
Operating lease cost	81.4	77.0	74.4
Short-term lease cost	27.0	22.7	18.0
Variable lease cost	17.2	19.4	12.9
Total lease cost	$128.0	$121.6	$107.9

We had an insignificant amount of sublease rental income for the years ended December 31, 2022, 2021, and 2020.

Supplemental cash flow information related to leases was as follows (dollars in millions):

	Year Ended December 31,
	2022	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$(73.6)	$(71.7)	$(68.2)
Operating cash flows for finance leases	(1.5)	(1.5)	(1.5)
Financing cash flows for finance leases	(0.9)	(1.0)	(1.1)
Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	$(83.5)	$(44.4)	$(35.7)
Finance leases	—	—	—

Supplemental non-cash information on changes in lease liabilities	$51.6	$31.3	$34.8
Supplemental non-cash information on changes in right-of-use assets	$23.5	$40.3	$35.8

The future minimum payments under operating and finance lease liabilities at December 31, 2022 were as follows (dollars in millions):

	Operating Leases	Finance Leases
2023	$81.2	$2.7
2024	72.8	2.7
2025	59.9	2.7
2026	42.8	2.7
2027	27.9	2.7
Thereafter	52.3	1.8
Total lease payments	336.9	15.3
Less imputed interest (a)	(30.1)	(2.6)
Present value of lease liabilities	$306.8	$12.7

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

The following table presents our revenues disaggregated by product line (dollars in millions):

	Year Ended December 31,
	2022	2021	2020
Packaging	$7,780.7	$7,052.6	$5,919.5
Paper	622.1	599.7	674.8
Corporate and Other	75.2	78.0	63.9
Total revenue	$8,478.0	$7,730.3	$6,658.2

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

	Year Ended December 31,
	2022	2021	2020
Numerator:
Net income	$1,029.8	$841.1	$461.0
Less: distributed and undistributed earnings allocated to participating securities	(7.9)	(6.4)	(3.6)
Net income attributable to common stockholders	$1,021.9	$834.7	$457.4
Denominator:
Weighted average common shares outstanding	92.3	94.1	94.1
Effect of dilutive securities	0.4	0.4	0.3
Diluted common shares outstanding	92.7	94.5	94.4
Basic income per common share	$11.08	$8.87	$4.86
Diluted income per common share	$11.03	$8.83	$4.84

7.
Other Expense, Net

The components of other expense, net, were as follows (dollars in millions):

	Year Ended December 31,
	2022	2021	2020
Asset disposals and write-offs	$(44.5)	$(38.9)	$(26.5)
Jackson mill conversion-related activities (a)	(6.9)	(8.9)	—
Facilities closure and other income (costs) (b)	0.1	6.5	(19.1)
Acquisition and integration-related activities (c)	—	(0.6)	—
Other	(10.0)	(12.9)	(5.1)
Total	$(61.3)	$(54.8)	$(50.7)

(a)
Includes charges related to the announced discontinuation of production of uncoated freesheet paper grades on the No. 3 machine at the Jackson, Alabama mill in the first quarter of 2021 associated with the permanent conversion of the machine to produce linerboard and other paper-to-containerboard conversion related activities.
(b)
For 2022, includes income primarily related to insurance proceeds received for a natural disaster at one of the corrugated products facilities and a gain on sale of assets related to a corrugated products facility, partially offset by closure costs related to corrugated products facilities. For 2021, includes income primarily consisting of an adjustment of the required asset retirement obligation related to the 2020 closure of the San Lorenzo, California facility, a gain on sale of transportation assets and corrugated products facilities, and insurance proceeds received for a natural disaster at one of the corrugated products facilities, partially offset by closure costs related to corrugated products facilities. For 2020, includes charges consisting of restructuring costs for paper administrative functions and closure costs related to corrugated products facilities, substantially all of which relates to the previously announced closure of the San Lorenzo, California facility during the second quarter of 2020, partially offset by income related to the sale of a closed corrugated products facility during the second quarter of 2020.
(c)
Includes charges related to the December 2021 Advance Packaging Corporation acquisition.

8.
Income Taxes

The following is an analysis of the components of the consolidated income tax provision (dollars in millions):

	Year Ended December 31,
	2022	2021	2020
Current income tax provision -
U.S. federal	$187.3	$158.0	$109.4
State and local	61.7	50.1	27.5
Foreign	—	0.1	0.1
Total current provision for taxes	249.0	208.2	137.0
Deferred income tax provision (benefit) -
U.S. federal	86.9	62.1	26.8
State and local	(0.7)	(2.6)	8.0
Foreign	(0.2)	(0.1)	(0.1)
Total deferred provision for taxes	86.0	59.4	34.7
Total provision for taxes	$335.0	$267.6	$171.7

The effective tax rate varies from the U.S. federal statutory tax rate principally due to the following (dollars in millions):

	2022	2021	2020
Provision computed at U.S. federal statutory rate of 21%	$286.6	$232.8	$132.9
State and local taxes, net of federal benefit	51.6	42.6	28.4
Goodwill impairment	—	—	11.6
Other	(3.2)	(7.8)	(1.2)
Total	$335.0	$267.6	$171.7

The following details the scheduled expiration dates of our tax effected net operating loss (NOL) and other tax carryforwards at December 31, 2022 (dollars in millions):

	2023 Through 2032	2033 Through 2042	Indefinite	Total
U.S. federal NOLs	$18.9	$—	$—	$18.9
State taxing jurisdiction NOLs	0.8	0.1	—	0.9
U.S. federal and non-U.S. capital loss carryforwards	0.4	—	—	0.4
U.S. federal tax credit carryforwards	0.1	—	—	0.1
Total	$20.2	$0.1	$—	$20.3

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts for income tax purposes. Deferred income tax assets and liabilities at December 31 are summarized as follows (dollars in millions):

	December 31,
	2022	2021
Deferred tax assets:
Lease obligations	$77.0	$61.4
Employee benefits and compensation	44.0	44.7
Pension and postretirement benefits	30.4	33.8
Accrued liabilities	28.9	6.3
Net operating loss carryforwards	19.8	23.4
Restricted stock and performance units	8.7	8.5
Inventories	7.9	6.8
Capital loss and general business credit carryforwards	0.5	0.7
Derivatives	0.1	0.1
Gross deferred tax assets	217.3	185.7
Valuation allowance (a)	(0.4)	(0.6)
Net deferred tax assets	$216.9	$185.1
Deferred tax liabilities:
Property, plant and equipment	$(609.0)	$(518.0)
Goodwill and intangible assets	(75.9)	(73.3)
Right-of-use assets	(75.0)	(59.7)
Total deferred tax liabilities	$(759.9)	$(651.0)

Net deferred tax liabilities	$(543.0)	$(465.9)

(a)
Deferred tax assets are reduced by a valuation allowance when it is more likely than not that some portion of the deferred tax assets will not be realized. Both the 2022 and 2021 valuation allowances relate to capital losses. We do not expect to generate capital gains before the capital losses expire. If or when recognized, the tax benefits relating to the reversal of any or all of the valuation allowance would be recognized as a benefit to income tax expense.

Cash payments for federal, state, and foreign income taxes were $277.4 million, $210.5 million, and $115.6 million for the years ended December 31, 2022, 2021, and 2020, respectively.

The following table summarizes the changes related to PCA’s gross unrecognized tax benefits excluding interest and penalties (dollars in millions):

	2022	2021	2020
Balance as of January 1	$(1.9)	$(5.2)	$(4.8)
Increases related to prior years’ tax positions	(0.2)	—	—
Increases related to current year tax positions	(0.4)	(0.3)	(0.4)
Decreases related to prior years' tax positions	—	0.2	—
Settlements with taxing authorities	—	3.0	—
Expiration of the statute of limitations	0.8	0.4	—
Balance at December 31	$(1.7)	$(1.9)	$(5.2)

At December 31, 2022, PCA had recorded a $1.7 million gross reserve for unrecognized tax benefits, excluding interest and penalties. Of the total, $1.7 million (net of the federal benefit for state taxes) would impact the effective tax rate if recognized.

PCA recognizes interest accrued related to unrecognized tax benefits and penalties as income tax expense. For the years ended December 31, 2022 and 2021, we had $0.1 million and $0.2 million, respectively, of interest and penalties recorded for unrecognized tax benefits. PCA does not expect the unrecognized tax benefits to change significantly over the next 12 months.

PCA is subject to income taxation in the United States, various state and local jurisdictions, and Hong Kong. A federal examination of the 2016 tax year concluded in March 2021. The tax years 2019-2022 remain open to federal examination. The tax years 2018 - 2022 remain open to state examinations. Some foreign tax jurisdictions are open to examination for the 2009 tax year forward. Through the Boise acquisition, PCA recorded net operating losses and credit carryforwards from 2008 through 2011 and 2013 that are subject to examinations and adjustments for at least three years following the year in which utilized.

9.
Goodwill and Intangible Assets

Goodwill

Goodwill represents the excess of the cost of an acquired business over the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed in a business combination. At December 31, 2022 and 2021, we had $922.4 million and $923.5 million of goodwill recorded in our Packaging segment, which represents the entire goodwill balance reported on our Consolidated Balance Sheets.

Changes in the carrying amount of our goodwill were as follows (dollars in millions):

Goodwill
Balance at January 1, 2021	$863.5
Acquisition (a)	60.0
Balance at December 31, 2021	923.5
Acquisition adjustment (b)	(1.0)
Adjustment related to sale of corrugated assets (c)	(0.1)
Balance at December 31, 2022	$922.4

(a)
In connection with the December 2021 acquisition of Advance Packaging, the Company recorded $60.0 million of goodwill in the Packaging segment.
(b)
During 2022, the Company recorded a $1.0 million adjustment to decrease the goodwill balance for the Company's December 2021 acquisition of Advance Packaging.
(c)
During 2022, a corrugated products facility sold part of its operations, which primarily included existing inventory. As a result, the Company recorded a $0.1 million adjustment to decrease the goodwill balance.

See Note 5, Acquisitions, for more information on the December 2021 acquisition of Advance Packaging.

Intangible Assets

Intangible assets are comprised of customer relationships and trademarks and trade names. The weighted average useful life, gross carrying amount, and accumulated amortization of our intangible assets were as follows (dollars in millions):

	As of December 31, 2022			As of December 31, 2021
	Weighted Average Remaining Useful Life (in Years)	Gross Carrying Amount	Accumulated Amortization	Weighted Average Remaining Useful Life (in Years)	Gross Carrying Amount	Accumulated Amortization
Customer relationships (d)	8.2	$546.0	$290.9	8.5	$551.1	$254.9
Trademarks and trade names (d)	7.2	41.3	28.6	8.4	37.6	25.5
Other (d)	3.4	4.4	4.3	2.2	4.4	4.3
Total intangible assets (excluding goodwill)	8.1	$591.7	$323.8	8.5	$593.1	$284.7

(d)
In connection with the December 2021 acquisition of Advance Packaging, the Company recorded intangible assets of $47.3 million for customer relationships, $2.8 million for trade names, and $0.1 million for other intangibles. During 2022, the Company made a $1.4 million net adjustment based on the final valuation received for the intangible assets. This adjustment resulted in a revision to the original allocations for customer relationships and trade names. As of December 31, 2022, the revised allocations for customer relationships and trade names were $42.2 million and $6.5 million, respectively.

Amortization expense was $39.1 million, $37.7 million, and $42.9 million (including the $4.5 million adjustment to the customer relationships intangible asset related to the San Lorenzo, California facility closure, which was written off to amortization expense) for the years ended December 31, 2022, 2021, and 2020, respectively. Estimated amortization expense of intangible assets over the next five years is expected to approximate $38.2 million (2023), $37.7 million (2024), $37.6 million (2025), $37.5 million (2026) and $34.7 million (2027).

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

10.
Accrued Liabilities

The components of accrued liabilities were as follows (dollars in millions):

	December 31,
	2022	2021
Compensation and benefits	$159.7	$157.1
Customer rebates and other credits	43.8	36.9
Medical insurance and workers’ compensation	26.1	26.9
Franchise, property, sales and use taxes	17.4	17.6
Environmental liabilities and asset retirement obligations	4.1	4.0
Severance, retention, and relocation	1.8	2.7
Other	10.8	9.8
Total	$263.7	$255.0

11.
Debt

At December 31, 2022 and 2021, our long-term debt and interest rates on that debt were as follows (dollars in millions):

	December 31, 2022	December 31, 2021
	Amount	Amount
Revolving Credit Facility	$—	$—
3.65% Senior Notes, net of discount of $0.2 million and $0.4 million as of December 31, 2022 and 2021, respectively, due September 2024	399.8	399.6
3.40% Senior Notes, net of discount of $0.9 million and $1.0 million as of December 31, 2022 and 2021, respectively, due December 2027	499.1	499.0
3.00% Senior Notes, net of discount of $0.5 million as of both December 31, 2022 and 2021, due December 2029	499.5	499.5
4.05% Senior Notes, net of discount of $3.3 million and $3.4 million as of December 31, 2022 and 2021, respectively, due December 2049	396.7	396.6
3.05% Senior Notes, net of discount of $3.6 million and $3.7 million as of December 31, 2022 and 2021, respectively, due October 2051	696.4	696.3
Total	2,491.5	2,491.0
Less unamortized debt issuance costs	17.9	19.5
Total long-term debt	$2,473.6	$2,471.5

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

As of December 31, 2022, the details of our borrowings were as follows:

•
Senior Unsecured Credit Agreement. On June 8, 2021, we entered into a revolving credit agreement with various financial institutions (the "New Revolving Credit Agreement"), which replaced the old Credit Agreement, dated August 29, 2016 (the "Old Credit Agreement"). The Old Credit Agreement was scheduled to terminate on August 29, 2021. Loans under the New Revolving Credit Agreement bear interest at LIBOR plus an applicable margin based upon the public ratings of PCA's senior long-term unsecured debt or PCA's gross leverage ratio. The New Revolving Credit Agreement includes customary LIBOR replacement provisions. The New Revolving Credit Agreement is a $350 million unsecured revolving credit facility, which has a five-year term and is available for borrowings on a revolving basis for general corporate purposes. At December 31, 2022, unused borrowing capacity was $321.3 million, which includes various outstanding letters of credit. The outstanding letters of credit were primarily for workers compensation. We are required to pay commitment fees on the unused portions of the credit facility.
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

The instruments governing our indebtedness contain financial and other covenants that limit the ability of PCA and its subsidiaries to enter into sale and leaseback transactions, incur liens, incur indebtedness at the subsidiary level, enter into certain transactions with affiliates, merge or consolidate with any other person or sell or otherwise dispose of all or substantially all of our assets. Our credit facility also requires us to comply with certain financial covenants, including maintaining a minimum interest coverage ratio and a maximum leverage ratio. A failure to comply with these restrictions could lead to an event of default, which could result in an acceleration of any outstanding indebtedness and/or prohibit us from drawing on the revolving credit facility. An acceleration under the revolving credit facility may also constitute an event of default under the senior notes indenture. At December 31, 2022, we were in compliance with these covenants.

At December 31, 2022, we have $2,491.5 million of fixed-rate senior notes outstanding. At December 31, 2022, the fair value of our fixed-rate debt was estimated to be $2,041.2 million. The difference between the book value and fair value is due to the difference between the period-end market interest rate and the stated rate of our fixed-rate debt. We estimated the fair value of our fixed-rate debt using quoted market prices (Level 2 inputs), discussed further in Note 2, Summary of Significant Accounting Policies.

Repayments, Interest, and Other

In 2022, we did not repay any outstanding debt, as we did not have any maturities of our Senior Notes during 2022.

In October 2021, we used the net proceeds from the September 2021 offering of the new 3.05% notes and cash on hand to redeem the 4.50% notes, as described above. We completed the redemption of the old 4.50% notes for $769.8 million, which included a redemption premium and accrued and unpaid interest.

In 2020, we did not repay any outstanding debt, as we did not have any maturities of our Senior Notes during 2020.

As of December 31, 2022, annual principal maturities for debt, excluding unamortized debt discount, are: none for 2023; $400.0 million for 2024; none for 2025; none for 2026; and $2.1 billion for 2027 and thereafter.

Interest payments paid in connection with the Company’s debt obligations for the years ended December 31, 2022, 2021, and 2020 were $85.6 million, $149.6 million (including redemption premiums of $56.1 million), and $97.0 million, respectively. As of December 31, 2022, the estimated future interest payments for the Company's debt obligations are: $84.2 million for 2023 and 2024; $69.6 million for 2025 and 2026; and $968.4 million, in aggregate, for 2027 and thereafter.

Included in interest expense, net, are amortization of financing costs. Amortization of financing costs in 2022, 2021, and 2020 was $1.6 million, $3.4 million (including a $1.4 million write-off of deferred debt issuance costs related to the October 2021 debt refinancing), and $2.0 million, respectively.

12.
Cash, Cash Equivalents, and Marketable Debt Securities

The following table shows the Company’s cash and available-for-sale (AFS) debt securities by major asset category at December 31, 2022 and 2021 (in millions):

	December 31, 2022
	Adjusted Cost Basis	Unrealized Gain	Unrealized Loss	Fair Value	Cash and Cash Equivalents	Short-Term Marketable Debt Securities	Long-Term Marketable Debt Securities
Cash and cash equivalents	$318.3	$—	$—	$318.3	$318.3	$—	$—
Level 1 (a):
U.S. Treasury securities	24.3	—	(0.4)	23.9	—	16.7	7.2
Money market funds	0.1	—	—	0.1	0.1	—	—
Subtotal	24.4	—	(0.4)	24.0	0.1	16.7	7.2
Level 2 (b):
Corporate debt securities	123.9	—	(2.1)	121.8	1.6	65.7	54.5
U.S. government agency securities	4.5	—	(0.1)	4.4	—	1.2	3.2
Certificates of deposit	1.6	—	—	1.6	—	1.6	—
Subtotal	130.0	—	(2.2)	127.8	1.6	68.5	57.7
Total	$472.7	$—	$(2.6)	$470.1	$320.0	$85.2	$64.9

	December 31, 2021
	Adjusted Cost Basis	Unrealized Gain	Unrealized Loss	Fair Value	Cash and Cash Equivalents	Short-Term Marketable Debt Securities	Long-Term Marketable Debt Securities
Cash and cash equivalents	$612.3	—	—	$612.3	$612.3	$—	$—
Level 1 (a):
U.S. Treasury securities	26.4	—	(0.1)	26.3	2.0	14.7	9.6
Money market funds	0.9	—	—	0.9	0.9	—	—
Subtotal	27.3	—	(0.1)	27.2	2.9	14.7	9.6
Level 2 (b):
Corporate debt securities	118.9	—	(0.3)	118.6	3.5	66.0	49.1
U.S. government agency securities	4.8	—	—	4.8	—	3.5	1.3
Certificates of deposit	1.9	—	—	1.9	—	1.9	—
Subtotal	125.6	—	(0.3)	125.3	3.5	71.4	50.4
Total	$765.2	$—	$(0.4)	$764.8	$618.7	$86.1	$60.0

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

For the years ended December 31, 2022, 2021 and 2020, net realized gains and losses on the sales and maturities of certain marketable debt securities were insignificant.

The Company invests in highly rated securities, with the primary objective of minimizing the potential risk of principal loss. The Company’s investment policy requires securities to be investment grade and limits the amount of credit exposure to any one issuer. The maturities of the Company’s long-term marketable debt securities generally range from one to two years.

Fair values were determined for each individual marketable debt security in the investment portfolio. When evaluating a marketable debt security for other-than-temporary impairment, PCA reviews factors such as the duration and extent to which the fair value of the marketable debt security is less than its cost, the financial condition of the issuer and any changes thereto, the general market condition in which the issuer operates, and PCA's intent to sell or whether it will more likely than not be required to sell, the marketable debt security before recovery of its amortized cost basis.

As of December 31, 2022 and 2021, we do not consider any of the impairments related to our marketable debt securities to be the result of credit losses. Therefore, we have not recorded an allowance for credit losses related to our marketable debt securities. All unrealized gains and losses were recorded in other comprehensive income (OCI).

The following table provides information about the Company’s marketable debt securities that have been in a continuous loss position as of December 31, 2022 and 2021 (in millions, except number of marketable debt securities in a loss position):

	December 31, 2022
	Fair Value of Marketable Debt Securities in a Loss Position < 12 Months	Number of Marketable Debt Securities in a Loss Position < 12 Months	Unrealized Losses < 12 Months	Fair Value of Marketable Debt Securities in a Loss Position ≥ 12 Months	Number of Marketable Debt Securities in a Loss Position ≥ 12 Months	Unrealized Losses ≥ 12 Months
Corporate debt securities	$77.0	113	$1.0	$37.9	50	$1.1
U.S. Treasury securities	14.5	14	0.2	9.3	13	0.3
U.S. government agency securities	3.2	5	—	1.3	3	—
	$94.7	132	$1.2	$48.5	66	$1.4

	December 31, 2021
	Fair Value of Marketable Debt Securities	Number of Marketable Debt Securities in a Loss Position	Unrealized Losses (c)
Corporate debt securities	$106.9	153	$0.3
U.S. Treasury securities	22.4	27	0.1
U.S. government agency securities	4.8	6	—
Certificates of deposit	0.5	1	—
	$134.6	187	$0.4

(c)
For the period ended December 31, 2021, there were no marketable debt securities in a continuous loss position greater than or equal to 12 months.
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

	Pension Plans		Postretirement Plans
	Year Ended December 31		Year Ended December 31
	2022	2021	2022	2021
Change in Benefit Obligation:
Benefit obligation at beginning of period	$1,503.8	$1,565.6	$13.6	$13.1
Service cost	19.3	21.4	0.2	0.2
Interest cost	34.7	29.6	0.3	0.3
Plan amendments	15.1	2.1	—	(0.1)
Actuarial (gain) loss (a)	(348.0)	(61.1)	(3.4)	1.3
Participant contributions	—	—	0.5	0.6
Benefits paid	(57.8)	(53.8)	(1.7)	(1.8)
Benefit obligation at plan year end	$1,167.1	$1,503.8	$9.5	$13.6
Accumulated benefit obligation portion of above	$1,131.0	$1,464.8
Change in Fair Value of Plan Assets:
Plan assets at fair value at beginning of period	$1,382.7	$1,300.7	$—	$—
Actual return on plan assets	(320.9)	84.7	—	—
Company contributions	51.3	51.1	1.2	1.2
Participant contributions	—	—	0.5	0.6
Benefits paid	(57.8)	(53.8)	(1.7)	(1.8)
Fair value of plan assets at plan year end	$1,055.3	$1,382.7	$—	$—
Underfunded status	$(111.8)	$(121.1)	$(9.5)	$(13.6)
Amounts Recognized on Consolidated Balance Sheets:
Current liabilities	$(1.9)	$(1.9)	$(0.5)	$(0.6)
Noncurrent liabilities	(109.9)	(119.2)	(9.0)	(13.0)
Accrued obligation recognized at December 31	$(111.8)	$(121.1)	$(9.5)	$(13.6)
Amounts Recognized in Accumulated Other Comprehensive Loss (Income) (Pre-Tax):
Prior service cost (credit)	$31.5	$20.0	$(4.2)	$(4.7)
Actuarial loss (gain)	155.6	130.4	(6.7)	(3.6)
Total	$187.1	$150.4	$(10.9)	$(8.3)

(a)
For the year ended December 31, 2022, the most significant driver of the decrease in aggregate benefit obligations for the pension and OPEB plans was the actuarial gains due to an increase in the discount rate assumption. For the year ended December 31, 2021, the most significant driver of the decrease in benefit obligations for the pension plans was the actuarial gains due to an increase in the discount rate assumption. The OPEB plans experienced an actuarial loss primarily due to adverse medical claims experience that was partially offset by the effect of the change in the discount rate assumption.

Components of Net Periodic Benefit Cost and Other Comprehensive (Income) Loss

The components of net periodic benefit cost and other comprehensive (income) loss (pretax) were as follows (dollars in millions):

	Pension Plans			Postretirement Plans
	Year Ended December 31,			Year Ended December 31,
	2022	2021	2020	2022	2021	2020
Service cost	$19.3	$21.4	$23.0	$0.2	$0.2	$0.3
Interest cost	34.7	29.6	39.8	0.3	0.3	0.4
Expected return on plan assets	(55.7)	(63.1)	(56.8)	—	—	—
Net amortization of unrecognized amounts:
Prior service cost (credit)	3.6	3.8	4.3	(0.4)	(0.4)	(0.4)
Actuarial loss (gain)	3.4	10.4	10.8	(0.4)	(0.5)	(0.4)
Net periodic benefit cost	$5.3	$2.1	$21.1	$(0.3)	$(0.4)	$(0.1)
Changes in plan assets and benefit obligations recognized in other comprehensive (income) loss:
Actuarial net loss (gain)	$28.6	$(82.7)	$(5.0)	$(3.4)	$1.3	$(1.5)
Prior service cost (credit)	15.1	2.1	1.3	—	(0.1)	—
Amortization of prior service cost (credit)	(3.6)	(3.8)	(4.3)	0.4	0.4	0.4
Amortization of actuarial loss (gain)	(3.4)	(10.4)	(10.8)	0.4	0.5	0.4
Total recognized in other comprehensive loss (income) (b)	$36.7	$(94.8)	$(18.8)	$(2.6)	$2.1	$(0.7)
Total recognized in net periodic benefit cost and other comprehensive loss (income) (pre-tax)	$42.0	$(92.7)	$2.3	$(2.9)	$1.7	$(0.8)

(b)
Accumulated losses in excess of 10% of the greater of the projected benefit obligation or the market-related value of assets will be recognized on a straight-line basis over the average remaining service period of active employees in PCA plans (which is between six and nine years) and over the average remaining lifetime of inactive participants of Boise plans (which is between 22 and 25 years), to the extent that losses are not offset by gains in subsequent years.

At December 31, 2022, the Company performed a merger of four of the Boise qualified pension plans into one qualified pension plan. As a result of this plan merger, we did not have any plans in an overfunded position for the year ended December 31, 2022.

For the years ended December 31, 2022 and 2021, the accumulated benefit obligations for the plans with obligations in excess of plan assets is $1.1 billion and $1.4 billion, respectively, and the pension benefit obligations for the plans with obligations in excess of plan assets is $1.2 billion and $1.4 billion for those same periods, respectively. Additionally, the fair value of the plan assets for the plans with obligations in excess of plan assets is $1.1 billion and $1.3 billion as of December 31, 2022 and 2021, respectively.

Assumptions

The following table presents the assumptions used in the measurement of our benefits obligations:

	Pension Plans			Postretirement Plans
	December 31,			December 31,
	2022	2021	2020	2022	2021	2020
Weighted-Average Assumptions Used to Determine Benefit Obligations at December 31:
Discount rate	5.06%	2.89%	2.57%	5.07%	2.91%	2.60%
Rate of compensation increase	4.00%	4.00%	4.00%	N/A	N/A	N/A
Weighted-Average Assumptions Used to Determine Net Periodic Benefit Cost for the Years Ended December 31:
Discount rate	2.89%	2.57%	3.25%	2.92%	2.60%	3.18%
Expected return on plan assets	4.08%	4.91%	5.29%	N/A	N/A	N/A
Rate of compensation increase	4.00%	4.00%	4.00%	N/A	N/A	N/A

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

Asset Return Assumption. The expected return on plan assets reflects the expected long-term rates of return for the categories of investments currently held in the plans as well as anticipated returns for additional contributions made in the future. The expected long-term rate of return is adjusted when there are fundamental changes in expected returns on the plan investments. The weighted-average expected return on plan assets we will use in our calculation of 2023 net periodic pension benefit cost is 5.52%.

Rate of Compensation Increase. The rate of compensation increase is determined by PCA based upon annual reviews. The compensation increase assumption is not applicable for all plans as many of our pension plans are frozen and not accruing benefits.

Health Care Cost Trend Rate Assumptions. PCA assumed health care cost trend rates for its postretirement benefits plans were as follows:

	2022	2021	2020
Health care cost trend rate assumed for next year	7.24%	6.55%	6.82%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.42%	4.50%	4.50%
Year that the rate reaches the ultimate trend rate	2033	2030	2029

Postretirement Health Care Plan Assumptions. For postretirement health care plan accounting, PCA reviews external data and its own historical trends for health care costs to determine the health care cost trend rate assumption.

Investment Policies and Strategies

PCA has retained the services of professional advisors to oversee pension investments and provide recommendations regarding investment strategy. PCA’s overall strategy and related apportionments between equity and debt securities may change from time to time based on market conditions, external economic factors, and the funded status of the plans. The general investment objective for all of our plan assets is to optimize growth of the pension plan trust assets, while minimizing the risk of significant losses to enable the plans to satisfy their benefit payment obligations over time. The objectives take into account the long-term nature of the benefit obligations, the liquidity needs of the plans, and the expected risk/return trade-offs of the asset classes in which the plans may choose to invest. Assets of our pension plans were invested in the following classes of securities at December 31, 2022 and 2021:

	Percentage of Fair Value at December 31,
	2022	2021
Fixed income securities	77%	67%
International equity securities	13%	18%
Domestic equity securities	9%	13%
Other	1%	2%

At December 31, 2022, the targeted investment allocations differed between the plans based on funded status. For our pension plans, the weighted average target allocation of plan assets was 79% in fixed income, 20% in equities, and 1% in other. Our retirement committee reviews the investment allocations for reasonableness at a minimum, semi-annually.

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

Fair Value Measurements of Plan Assets

The following tables set forth, by level within the fair value hierarchy, discussed in Note 2, Summary of Significant Accounting Policies, the pension plan assets, by major asset category, at fair value at December 31, 2022 and 2021 (dollars in millions):

	Fair Value Measurements at December 31, 2022
Asset Category	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Net Asset Value (NAV) (a)	Total
Short-term investments	$—	$9.9	$—	$—	$9.9
Common/collective trust funds:
International equities	73.3	42.4	—	16.9	132.6
Domestic equities	—	98.2	—	—	98.2
Corporate and government bonds:
Corporate bonds	—	338.5	—	—	338.5
Fixed income	—	282.6	—	—	282.6
Government bonds and agencies	—	167.1	—	—	167.1
Municipal bonds	—	21.4	—	—	21.4
Private equity securities	—	—	—	1.0	1.0
Total securities at fair value	$73.3	$960.1	$—	$17.9	$1,051.3
Accrued income					4.0
Total fair value of plan assets					$1,055.3

	Fair Value Measurements at December 31, 2021
Asset Category	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Net Asset Value (NAV) (a)	Total
Short-term investments	$—	$19.3	$—	$—	$19.3
Common/collective trust funds:
International equities	134.4	20.1	—	90.1	244.6
Domestic equities	—	185.7	—	—	185.7
Corporate and government bonds:
Corporate bonds	—	436.2	—	—	436.2
Government bonds and agencies	—	320.2	—	—	320.2
Fixed income	—	147.7	—	—	147.7
Municipal bonds	—	24.0		—	24.0
Private equity securities	—	—	1.5	—	1.5
Total securities at fair value	$134.4	$1,153.2	$1.5	$90.1	$1,379.2
Accrued income					3.5
Total fair value of plan assets					$1,382.7

(a)
In accordance with ASC 820, Fair Value Measurement, certain investments that do not have readily determinable fair values are measured at fair value using the net asset value (NAV) per share practical expedient and are not classified within the fair value hierarchy.

Funding and Cash Flows

PCA makes pension plan contributions that are sufficient to fund its actuarially determined costs, generally equal to the minimum amounts required by the Employee Retirement Income Security Act (ERISA). From time to time, PCA may make discretionary contributions based on the funded status of the plans, tax deductibility, income from operations, and other factors. In both 2022 and 2021, we made contributions of $50.0 million to our qualified pension plans, and for 2020, we made contributions of $82.5 million. We do not have a required minimum contribution amount established for 2023, but we expect to make discretionary contributions to our plans.

The following are estimated benefit payments to be paid to current plan participants by year (dollars in millions). Qualified pension benefit payments are paid from plan assets, while nonqualified pension benefit payments are paid by the Company.

	Pension Plans	Postretirement Plans
2023	$63.3	$0.5
2024	66.7	0.5
2025	70.0	0.5
2026	73.1	0.6
2027 - 2032	482.5	3.5

Defined Contribution Plans

Some of our employees participate in defined contribution savings plans, available to most of our salaried and hourly employees. The defined contribution plans permit participants to make contributions by salary reduction pursuant to Section 401(k) of the Code. PCA made employer-matching contributions of $44.3 million, $38.2 million, and $40.8 million in 2022, 2021, and 2020, respectively. All company-matching contributions to all employees were made in cash. We expense employer matching contributions and charge dividends on shares held by the ESOP to retained earnings. Shares of company stock held by the ESOP are included in basic shares for earnings-per-share computations. At both December 31, 2022 and 2021, the ESOP held 1.2 million shares of Company stock.

Certain salaried and hourly employees that are not participating in a PCA sponsored defined benefit pension plan receive a service-related company retirement contribution to their defined contribution plan account in addition to any employer matching contribution. This contribution increases with years of service and ranges from 3% to 5% of base pay. We contributed $43.7 million, $46.4 million, and $39.4 million for this retirement contribution during the years ended December 31, 2022, 2021, and 2020, respectively.

Deferred Compensation Plans

Key managers can elect to participate in a deferred compensation plan. The deferred compensation plan is unfunded; therefore, benefits are paid from our general assets. At December 31, 2022 and 2021, we had $22.8 million and $25.2 million, respectively, of liabilities attributable to participation in our deferred compensation plan on our Consolidated Balance Sheets.

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

The following table describes changes to the asset retirement obligation liability (dollars in millions):

	Year Ended December 31,
	2022	2021
Asset retirement obligation at beginning of period	$29.4	$31.8
Accretion expense	1.3	1.2
Liabilities incurred	—	1.0
Payments	(0.3)	(0.1)
Revisions in estimated cash flows (a)	(0.2)	(4.5)
Asset retirement obligation at end of period	$30.2	$29.4

(a)
For 2021, primarily consists of an asset retirement adjustment of $4.2 million related to the San Lorenzo, California facility closure.

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

As of December 31, 2022, assuming performance units are paid out at the target level of performance, 1.0 million shares were available for future grants under the current plan. Forfeitures are added back to the pool of shares of common stock available to be granted at a future date.

Restricted Stock

Restricted stock awards granted to officers and employees generally vest at the end of a four-year period, and restricted stock awards granted to directors vest immediately. A summary of the Company’s restricted stock activity follows:

	2022		2021		2020
	Shares	Weighted Average Grant- Date Fair Value	Shares	Weighted Average Grant- Date Fair Value	Shares	Weighted Average Grant- Date Fair Value
Restricted stock at January 1	651,448	$109.16	669,102	$102.55	716,952	$94.50
Granted	175,047	145.63	173,970	134.10	204,960	94.25
Vested (a)	(153,171)	115.33	(182,779)	108.59	(244,823)	72.11
Forfeitures	(17,410)	120.68	(8,845)	111.73	(7,987)	99.94
Restricted stock at December 31	655,914	$117.14	651,448	$109.16	669,102	$102.55

(a)
The total fair value of awards upon vesting for the years ended December 31, 2022, 2021, and 2020 was $21.8 million, $24.8 million, and $23.6 million, respectively.

Performance Units

Performance unit awards granted to certain officers are earned based on the achievement of defined performance rankings of Return on Invested Capital (ROIC) or Total Shareholder Return (TSR) compared to ROIC and TSR for peer companies. ROIC performance unit awards vest four years after the grant date, while TSR performance unit awards vest approximately three years after the grant date. Both ROIC and TSR performance units are paid out entirely in shares of the Company’s common stock. A summary of the Company’s performance unit activity follows:

	2022		2021		2020
	Units	Weighted Average Grant- Date Fair Value	Units	Weighted Average Grant- Date Fair Value	Units	Weighted Average Grant- Date Fair Value
Performance units at January 1	358,092	$105.38	357,417	$103.63	323,147	$96.56
Granted	133,017	148.71	95,236	140.47	111,287	99.20
Vested (b)	(132,404)	136.62	(74,894)	134.53	(77,017)	67.57
Forfeitures	(256)	145.26	(19,667)	132.58	—	—
Performance units at December 31	358,449	$109.89	358,092	$105.38	357,417	$103.63

(b)
The total fair value of awards upon vesting, including dividends, for the years ended December 31, 2022, 2021, and 2020 was $19.7 million, $11.0 million, and $8.5 million, respectively. Upon vesting of the awards in 2022, 2021, and 2020, PCA issued 144,193 shares, 81,577 shares, and 86,015 shares, respectively. For 2022, 2021, and 2020, these amounts included 11,789 shares, 6,683 shares, and 8,998 shares, respectively, for dividends accrued during the vesting period.

Compensation Expense

Our share-based compensation expense is recorded in “Cost of sales” and “Selling, general, and administrative expenses” Compensation expense for share-based awards recognized in the Consolidated Statements of Income, net of forfeitures was as follows (dollars in millions):

	Year Ended December 31,
	2022	2021	2020
Restricted stock	$22.5	$23.0	$20.1
Performance units	13.1	12.5	9.9
Impact on income before income taxes	35.6	35.5	30.0
Income tax benefit	(8.9)	(8.9)	(7.6)
Impact on net income	$26.7	$26.6	$22.4

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

For performance unit awards made in 2022, 2021, and 2020, in terms of grant date value, 50% used total shareholder return (TSR) as the performance measure and 50% used return on invested capital (ROIC) as the performance measure. All units awarded before 2018 used ROIC as the performance measure. The ROIC component of performance unit awards is valued based on the closing price of the stock on the grant date. As the ROIC component contains a performance condition, compensation expense, net of estimated forfeitures, is recorded over the requisite service period based on the most probable number of awards expected to vest. The TSR component of performance unit awards is valued using a Monte Carlo simulation as the TSR component contains a market condition. The Monte Carlo simulation estimates the fair value of the TSR component based on the expected term of the award, a risk-free interest rate, expected dividends, and expected volatility of the Company’s common stock and the common stock of the peer companies. Compensation expense is recorded ratably over the expected term of the award.

The unrecognized compensation expense for all share-based awards was as follows (dollars in millions):

	December 31, 2022
	Unrecognized Compensation Expense	Remaining Weighted Average Recognition Period (in years)
Restricted stock	$27.3	2.4
Performance units	19.7	2.2
Total unrecognized share-based compensation expense	$47.0	2.3

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

16.
Stockholders' Equity

Dividends

During the year ended December 31, 2022, we paid $420.3 million of dividends to shareholders. On December 8, 2022, PCA's Board of Directors declared a regular quarterly cash dividend of $1.25 per share of common stock, which was paid on January 13, 2023 to shareholders of record as of December 19, 2022. The dividend payment was $112.1 million.

On May 18, 2022, PCA announced an increase of its quarterly cash dividend on its common stock from an annual rate of $4.00 per share to $5.00 per share. The first quarterly dividend of $1.25 per share was paid on July 15, 2022 to shareholders of record as of June 15, 2022. The dividend payment was $117.1 million.

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

During the third and fourth quarters of 2022, we paid $522.6 million, including fees, to repurchase 4.0 million shares of common stock. All shares repurchased have been retired. At December 31, 2022, $477.5 million of the authorized amount remained available for repurchase of the Company's common stock.

During 2021, we paid $193.0 million, including fees, to repurchase 1.4 million shares of common stock. The Company did not repurchase any shares of its common stock during the year ended December 31, 2020.

Accumulated Other Comprehensive Income (Loss)

Changes in AOCI, net of taxes, by component follows (dollars in millions). Amounts in parentheses indicate losses.

	Foreign Currency Translation Adjustments	Unrealized Loss on Foreign Exchange Contracts	Unrealized (Loss) Gain on Marketable Debt Securities	Unfunded Employee Benefit Obligations	Total
Balance at January 1, 2021	$(0.4)	$(0.2)	$0.3	$(144.2)	$(144.5)
Other comprehensive income before reclassifications	—	—	(0.5)	59.4	58.9
Amounts reclassified from AOCI	0.4	—	—	10.0	10.4
Net current-period other comprehensive income (loss)	0.4	—	(0.5)	69.4	69.3
Balance at December 31, 2021	$—	$(0.2)	$(0.2)	$(74.8)	$(75.2)
Other comprehensive income before reclassifications	—	—	(1.7)	(30.2)	(31.9)
Amounts reclassified from AOCI	—	—	—	4.7	4.7
Net current-period other comprehensive income (loss)	—	—	(1.7)	(25.5)	(27.2)
Balance at December 31, 2022	$—	$(0.2)	$(1.9)	$(100.3)	$(102.4)

The following table presents information about reclassifications out of AOCI (dollars in millions). Amounts in parentheses indicate expenses in the Consolidated Statements of Income.

	Amounts Reclassified from AOCI Year Ended December 31,
Details about AOCI Components	2022	2021
Unfunded employee benefit obligations (a)
Amortization of prior service costs	$(3.2)	$(3.4)
Amortization of actuarial gains / (losses)	(3.0)	(9.9)
	(6.2)	(13.3)	Total before tax
	1.5	3.3	Tax benefit
	$(4.7)	$(10.0)	Net of tax

(a)
These AOCI components are included in the computation of net pension and postretirement benefit costs. See Note 13, Employee Benefit Plans and Other Postretirement Benefits, for additional information.
17.
Concentrations of Risk

ODP Corporation ("ODP"), formerly Office Depot Inc., along with its subsidiaries and affiliates, is our largest customer in the Paper segment. Our Paper segment has had a long-standing commercial and contractual relationship with ODP. This relationship exposes us to a significant concentration of business and financial risk. Our sales to ODP represented approximately 4% of our total Company sales for both 2022 and 2021 and about 48% and 51% of our Paper segment sales revenue for those periods, respectively. At December 31, 2022 and 2021, we had $52.4 million and $49.8 million of accounts receivable due from ODP, respectively, which represents approximately 5% and 4% of our total Company receivables, respectively.

In 2022, sales to ODP represented about 48% of our Paper segment sales. If these sales are reduced, we would need to find new customers. We may not be able to fully replace any lost sales, and any new sales may be at lower prices or higher costs. Any significant deterioration in the financial condition of ODP affecting its ability to pay or any other change that affects its willingness to purchase our products will harm our business and results of operations.

Labor

At December 31, 2022, we had approximately 15,100 employees and approximately 43% of these employees worked pursuant to collective bargaining agreements. Approximately 61% of our hourly employees worked pursuant to collective bargaining agreements. The majority of our unionized employees are represented by the United Steel Workers (USW), the International Brotherhood of Teamsters (IBT), the International Association of Machinists (IAM), and the Association of Western Pulp and Paper Workers (AWPPW). Of the employees who work pursuant to collective bargaining agreements, approximately 29% work pursuant to collective bargaining agreements that will expire within the next twelve months.

18.
Transactions With Related Parties

Louisiana Timber Procurement Company, L.L.C. (LTP) is a variable-interest entity that is 50% owned by PCA and 50% owned by Boise Cascade Company (Boise Cascade). LTP procures sawtimber, pulpwood, residual chips, and other residual wood fiber to meet the wood and fiber requirements of PCA and Boise Cascade in Louisiana. PCA is the primary beneficiary of LTP and has the power to direct the activities that most significantly affect the economic performance of LTP. Therefore, we consolidate 100% of LTP in our financial statements in our Corporate and Other segment. The carrying amounts of LTP's assets and liabilities (which relate primarily to non-inventory working capital items) on our Consolidated Balance Sheets were $2.2 million at December 31, 2022 and $3.5 million at December 31, 2021. For 2022, 2021, and 2020, we recorded $85.5 million, $84.4 million, and $70.6 million, respectively, of LTP sales to Boise Cascade in “Net Sales” in the Consolidated Statements of Income and approximately the same amount of expenses in “Cost of Sales”.

Fiber purchases from related parties were $13.5 million for both 2022 and 2021 and $12.6 million for 2020. Most of these purchases related to chip and log purchases by LTP from Boise Cascade's wood products business. These purchases are recorded in “Cost of Sales” in the Consolidated Statements of Income.

19.
Segment Information

We report our business in three reportable segments: Packaging, Paper, and Corporate and Other. These segments represent distinct businesses that are managed separately because of differing products and services. Each of these businesses requires distinct operating and marketing strategies.

Before October 2020, our Jackson, Alabama mill had historically operated as a UFS mill, with its results of operations reported in our Paper segment. Beginning in October 2020, operating results for the Jackson mill are included in both the Packaging and Paper segments. During the fourth quarter of 2020, in order to meet strong packaging demand and maintain appropriate inventory levels, we temporarily began producing linerboard on the No. 3 machine at our Jackson, Alabama mill. In the first quarter of 2021, we announced the discontinuation of production of uncoated freesheet paper grades on the machine and the permanent conversion of the machine to produce linerboard and other paper-to-containerboard conversion related activities.

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

Segment sales to external customers by product line were as follows (dollars in millions):

	Year Ended December 31,
	2022	2021	2020
Packaging	$7,780.7	$7,052.6	$5,919.5
Paper	622.1	599.7	674.8
Corporate and Other	75.2	78.0	63.9
	$8,478.0	$7,730.3	$6,658.2

Sales to foreign unaffiliated customers during the years ended December 31, 2022, 2021, and 2020 were $512.9 million, $497.8 million, and $318.7 million, respectively. At December 31, 2022 and 2021, we did not have any significant long-lived assets held by foreign operations.

An analysis of operations by reportable segment is as follows (dollars in millions):

	Sales, net			Operating		Depreciation,
Year Ended December 31, 2022	Trade	Inter- segment	Total	Income (Loss)		Amortization, and Depletion	Capital Expenditures (j)	Assets
Packaging	$7,760.7	$20.0	$7,780.7	$1,423.7	(a)	$420.2	$753.5	$6,986.5
Paper	622.1	—	622.1	103.0	(b)	26.1	14.1	403.1
Corporate and Other	95.2	148.2	243.4	(106.0)		10.5	56.6	614.2
Intersegment eliminations	—	(168.2)	(168.2)	—		—	—	—
	$8,478.0	$—	$8,478.0	1,420.7		$456.8	$824.2	$8,003.8
Non-operating pension income				14.5
Interest expense, net				(70.4)
Income before taxes				$1,364.8

	Sales, net			Operating		Depreciation,
Year Ended December 31, 2021	Trade	Inter- segment	Total	Income (Loss)		Amortization, and Depletion	Capital Expenditures (j)	Assets
Packaging	$7,036.2	$16.4	$7,052.6	$1,306.0	(c)	$381.0	$562.5	$6,603.3
Paper	599.6	0.1	599.7	39.1	(d)	27.4	30.1	398.9
Corporate and Other	94.5	135.9	230.4	(103.7)	(e)	9.1	12.5	834.6
Intersegment eliminations	—	(152.4)	(152.4)	—		—	—	—
	$7,730.3	$—	$7,730.3	1,241.4		$417.5	$605.1	$7,836.8
Non-operating pension income				19.7
Interest expense, net				(152.4)	(f)
Income before taxes				$1,108.7

	Sales, net			Operating		Depreciation,
Year Ended December 31, 2020	Trade	Inter- segment	Total	Income (Loss)		Amortization, and Depletion	Capital Expenditures (j)	Assets
Packaging	$5,901.7	$17.8	$5,919.5	$829.5	(g)	$365.2	$394.8	$5,744.0
Paper	674.7	0.1	674.8	(20.0)	(h)(i)	36.5	20.1	497.2
Corporate and Other	81.8	131.3	213.1	(85.6)		8.3	6.3	1,192.0
Intersegment eliminations	—	(149.2)	(149.2)	—		—	—	—
	$6,658.2	$—	$6,658.2	723.9		$410.0	$421.2	$7,433.2
Non-operating pension income				2.3
Interest expense, net				(93.5)
Income before taxes				$632.7

(a)	Includes the following:
•

$5.3 million of charges related to the announced discontinuation of production of UFS paper grades on the No. 3 machine at the Jackson, Alabama mill associated with the permanent conversion of the machine to produce linerboard and other paper-to-containerboard conversion related activities.

•

$0.7 million of charges consisting of closure costs partially offset by insurance proceeds received for a natural disaster at one of the corrugated products facilities, a gain on sale of assets related to a corrugated products facility, and a favorable lease buyout for a closed corrugated products facility.

	•	$1.0 million of income from a favorable inventory adjustment related to the December 2021 Advance Packaging Corporation acquisition, partially offset by acquisition and integration related costs.
(b)

Includes $8.8 million of charges related to the announced discontinuation of production of UFS paper grades on the No. 3 machine at the Jackson, Alabama mill associated with the permanent conversion of the machine to produce linerboard and other paper-to-containerboard conversion related activities.

(c)	Includes the following:
•

$4.3 million of charges related to the announced discontinuation of UFS paper grades on the No. 3 machine at the Jackson, Alabama mill in the first quarter of 2021 associated with the permanent conversion of the machine to produce linerboard and other paper-to-containerboard conversion related activities.

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
(d)

Includes $9.3 million of charges related to the announced discontinuation of UFS paper grades on the No. 3 machine at the Jackson, Alabama mill in the first quarter of 2021 associated with the permanent conversion of the machine to produce linerboard and other paper-to-containerboard conversion related activities.

(e)	Includes the following:
	•	$0.8 million of income related to a gain on sale of transportation assets.
	•	$0.5 million of charges for acquisition and integration costs related to the December 2021 Advance Packaging Corporation acquisition.
•

$0.4 million of charges related to the announced discontinuation of UFS paper grades on the No. 3 machine at the Jackson, Alabama mill in the first quarter of 2021 associated with the permanent conversion of the machine to produce linerboard and other paper-to-containerboard conversion related activities.

(f)

Includes $58.9 million of costs related to the Company's debt refinancing completed in October 2021, which included a redemption premium and the write-off of the remaining balance of unamortized debt issuance costs.

(g)	Includes the following:
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

(h)	Includes the following:
• $0.8 million of restructuring costs for paper administrative functions.
•

$0.6 million incremental, out-of-pocket costs related to COVID-19, including supplies, cleaning and sick pay. Beginning in July 2020, all corresponding COVID-19 related expenses were included in normalized costs.

(i)

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

20.
Commitments, Guarantees, Indemnifications, and Legal Proceedings

We have financial commitments and obligations that arise in the ordinary course of our business. These include long-term debt (discussed in Note 11, Debt), lease obligations (discussed in Note 3, Leases), capital additions, purchase commitments for goods and services, and legal proceedings (discussed below).

Capital Additions

The Company had approved capital projects with future spending of $758.4 million and $784.9 million as of December 31, 2022 and 2021, respectively, in connection with the expansion and replacement of existing facilities and equipment.

Purchase Commitments

In the table below, we set forth our enforceable and legally binding purchase obligations as of December 31, 2022. These obligations relate to various purchase agreements for items such as minimum amounts of energy, fiber, and chemical purchases over periods ranging from one year to 28 years. Some of the amounts are based on management's estimates and assumptions about these obligations, including their duration, the possibility of renewal, anticipated actions by third parties, and other factors. Because these estimates and assumptions are necessarily subjective, our actual payments may vary from those reflected in the table. Total purchase commitments were as follows (dollars in millions):

2023	$59.6
2024	50.8
2025	37.3
2026	27.8
2027	28.4
Thereafter	71.6
Total	$275.5

The Company purchased a total of $520.5 million, $360.8 million, and $317.6 million during the years ended December 31, 2022, 2021, and 2020, respectively, under these purchase agreements.

Environmental Matters

The potential costs for various environmental matters are uncertain due to such factors as the unknown magnitude of possible cleanup costs, the complexity and evolving nature of governmental laws and regulations and their interpretations, and the timing, varying costs and effectiveness of alternative cleanup technologies. From 2006 through 2022, there were no significant environmental remediation costs at PCA's mills and corrugated plants. At December 31, 2022, the Company had $25.2 million of environmental-related reserves recorded on its Consolidated Balance Sheet. Of the $25.2 million, approximately $17.8 million related to environmental-related asset retirement obligations discussed in Note 14, Asset Retirement Obligations, and $7.4 million related to our estimate of other environmental contingencies. The Company recorded $4.1 million in “Accrued liabilities” and $21.1 million in “Other long-term liabilities” on the Consolidated Balance Sheet. Liabilities recorded for environmental contingencies are estimates of the probable costs based upon available information and assumptions. Because of these uncertainties, PCA’s estimates may change. The Company believes that it is not reasonably possible that future environmental expenditures for remediation costs and asset retirement obligations above the $25.2 million accrued as of December 31, 2022 will have a material impact on its financial condition, results of operations, or cash flows.

Guarantees and Indemnifications

We provide guarantees, indemnifications, and other assurances to third parties in the normal course of our business. These include tort indemnifications, environmental assurances, and representations and warranties in commercial agreements. At December 31, 2022, we are not aware of any material liabilities arising from any guarantee, indemnification, or financial assurance we have provided. If we determined such a liability was probable and subject to reasonable determination, we would accrue for it at that time.

DeRidder Mill Incident

On February 8, 2017, a tank located in the pulp mill at the Company's DeRidder, Louisiana facility exploded, resulting in three contractor fatalities and other injuries. The Company has been served with multiple lawsuits involving the decedents and other allegedly injured parties, alleging negligence on the part of the Company and claiming compensatory and punitive damages. The Company is vigorously defending these lawsuits. The Company believes that these suits are covered by its liability insurance policies, subject to an aggregate $1.0 million deductible, which has been satisfied in full as a result of settlement of various lawsuits and fees and expenses incurred by the Company. Cases involving nine plaintiffs are pending in the U.S. District Court for the Middle District of Louisiana and one case remains pending in state court in Alabama. One case previously dismissed by the federal district court for the Western District of Louisiana was appealed by the plaintiff to the United States Court of Appeals for the Fifth Circuit, which affirmed such dismissal. The remaining lawsuits pending in federal district court and state court are in the early stages. Accordingly, the Company is unable to estimate a range of reasonable possible losses at this time.

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

In May 2017, the EPA conducted an on-site inspection of the facility to assess compliance with the Clean Air Act, Risk Management Program ("RMP"). The Company provided additional information to the EPA promptly after the inspection to address certain areas of concern ("AOCs") observed during the inspection. Since the inspection in 2017, PCA performed several voluntary activities to address the AOCs presented in the EPA's inspection report and has removed the RMP covered process from the facility. In January 2021, the EPA and U.S. Department of Justice ("DOJ") initiated civil judicial enforcement discussions with PCA. During the third quarter of 2022, we reached a settlement with the agencies, resulting in an agreed civil penalty of $2.5 million. The Company did not admit liability for violation of the Clean Air Act in connection with the settlement. The settlement was approved by the federal district court for the Western District of Louisiana in December 2022, and the agreed civil penalty was paid out in January 2023.

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

Prior to filing this report, PCA completed an evaluation under the supervision and with the participation of PCA’s management, including PCA’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of PCA’s disclosure controls and procedures as of December 31, 2022. The evaluation of PCA’s disclosure controls and procedures included a review of the controls’ objectives and design, PCA’s implementation of the controls and the effect of the controls on the information generated for use in this report. Based on this evaluation, PCA’s Chief Executive Officer and Chief Financial Officer concluded that PCA’s disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2022.

During the quarter ended December 31, 2022, there were no changes to internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, PCA's internal control over financial reporting.

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

PCA’s management, under the supervision of and with the participation of the Chief Executive Officer and Chief Financial Officer, assessed the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, PCA’s management concluded that its internal control over financial reporting was effective as of December 31, 2022 based on the specified criteria.

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

The following information required by this Item 10 will be included in PCA’s Proxy Statement for the 2023 Annual Meeting of Stockholders and is incorporated by reference herein:

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

Information with respect to executive compensation required by this Item 11 will be included in PCA’s Proxy Statement under the captions “Compensation Discussion and Analysis,” "Compensation Committee Report," “Executive Officer Compensation” (including all subcaptions and tables thereunder), "Director Compensation," and “Board Committees - Compensation Committee” and is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information with respect to security ownership of certain beneficial owners and management required by this Item 12 will be included in PCA’s Proxy Statement under the caption “Ownership of Our Stock” and is incorporated herein by reference.

Authorization of Securities under Equity Compensation Plans — Securities authorized for issuance under our equity compensation plans at December 31, 2022 are as follows:

	Column
	A	B	C
Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants, and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A)
Equity compensation plans approved by securityholders	—	$—	1,010,073
Equity compensation plans not approved by securityholders	N/A	N/A	N/A
Total	—	$—	1,010,073

(a)
Assumes that outstanding performance units pay out at the target level. Does not include 1,014,363 shares of unvested restricted stock and performance units granted pursuant to our Amended and Restated 1999 Long-Term Equity Incentive Plan.

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

10.4	Packaging Corporation of America Supplemental Executive Retirement Plan, as Amended and Restated Effective as of January 1, 2023.*†

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

† Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized on February 23, 2023.

Packaging Corporation of America

/s/ MARK W. KOWLZAN
Mark W. Kowlzan
Chairman of the Board and Chief Executive Officer
Principal Executive Officer

/s/ ROBERT P. MUNDY
Robert P. Mundy
Executive Vice President and Chief Financial Officer
Principal Financial Officer

/s/ PAMELA A. BARNES
Pamela A. Barnes
Senior Vice President, Finance and Controller
Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 23, 2023, by the following persons on behalf of the registrants and in the capacities indicated.

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

/s/ ROBERT P. MUNDY
Robert P. Mundy
(Attorney-In-Fact)