Form 10-Q
period 2023-03-31
PACKAGING CORP OF AMERICA
filed 2023-05-03
CIK 75677

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

As of April 28, 2023, the Registrant had outstanding 89,932,185 shares of common stock, par value $0.01 per share.

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

FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Packaging Corporation of America

Consolidated Statements of Income and Comprehensive Income

(unaudited, dollars in millions, except per-share data)

	Three Months Ended
	March 31,
	2023	2022
Statements of Income:
Net sales	$1,976.3	$2,136.4
Cost of sales	(1,544.9)	(1,603.2)
Gross profit	431.4	533.2
Selling, general and administrative expenses	(148.2)	(161.1)
Other expense, net	(12.5)	(15.6)
Income from operations	270.7	356.5
Non-operating pension (expense) income	(2.0)	3.6
Interest expense, net	(15.4)	(19.8)
Income before taxes	253.3	340.3
Provision for income taxes	(63.2)	(86.1)
Net income	$190.1	$254.2
Net income per common share:
Basic	$2.12	$2.71
Diluted	$2.11	$2.70
Dividends declared per common share	$1.25	$1.00
Statements of Comprehensive Income:
Net income	$190.1	$254.2
Other comprehensive income, net of tax:
Changes in unrealized gains (losses) on marketable debt securities, net of tax of ($0.2) million and $0.4 million for 2023 and 2022, respectively	0.5	(1.2)
Amortization of pension and postretirement plans actuarial loss and prior service cost, net of tax of ($0.6) million and ($0.3) million for 2023 and 2022, respectively	1.6	1.2
Other comprehensive income	2.1	—
Comprehensive income	$192.2	$254.2

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Packaging Corporation of America

Consolidated Balance Sheets

(unaudited, dollars and shares in millions, except per-share data)

	March 31,	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$367.7	$320.0
Short-term marketable debt securities	95.6	85.2
Accounts receivable, net of allowance for credit losses and customer deductions of $13.8 million and $19.6 million as of March 31, 2023 and December 31, 2022, respectively	1,031.4	1,031.8
Inventories	1,003.4	977.3
Prepaid expenses and other current assets	87.3	58.3
Federal and state income taxes receivable	—	35.7
Total current assets	2,585.4	2,508.3
Property, plant, and equipment, net	3,896.6	3,900.0
Goodwill	922.4	922.4
Other intangible assets, net	258.3	267.9
Operating lease right-of-use assets	288.6	298.3
Long-term marketable debt securities	56.9	64.9
Other long-term assets	40.8	42.0
Total assets	$8,049.0	$8,003.8
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Operating lease obligations	$72.7	$72.2
Finance lease obligations	1.9	1.9
Accounts payable	410.5	410.4
Dividends payable	115.7	115.5
Accrued liabilities	184.7	263.7
Accrued interest	25.5	11.8
Federal and state income taxes payable	17.9	—
Total current liabilities	828.9	875.5
Long-term liabilities:
Long-term debt	2,474.1	2,473.6
Operating lease obligations	225.1	234.6
Finance lease obligations	10.3	10.8
Deferred income taxes	546.2	543.0
Compensation and benefits	148.5	141.8
Other long-term liabilities	58.2	57.4
Total long-term liabilities	3,462.4	3,461.2
Commitments and contingent liabilities (Note 19)
Stockholders' equity:
Common stock, par value $0.01 per share, 300.0 million shares authorized, 89.9 million and 89.7 million shares issued as of March 31, 2023 and December 31, 2022, respectively	0.9	0.9
Additional paid in capital	597.8	581.8
Retained earnings	3,259.3	3,186.8
Accumulated other comprehensive loss	(100.3)	(102.4)
Total stockholders' equity	3,757.7	3,667.1
Total liabilities and stockholders' equity	$8,049.0	$8,003.8

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Packaging Corporation of America

Consolidated Statements of Cash Flows

(unaudited, dollars in millions)

	Three Months Ended
	March 31,
	2023	2022
Cash Flows from Operating Activities:
Net income	$190.1	$254.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization of intangibles	129.5	109.7
Amortization of deferred financing costs	0.5	0.5
Share-based compensation expense	15.3	12.3
Deferred income tax provision	2.7	22.9
Net loss on asset disposals	1.8	2.8
Pension and post-retirement benefits expense, net of contributions	5.0	0.8
Other, net	6.8	3.8
Changes in operating assets and liabilities:
(Increase) decrease in assets —
Accounts receivable	0.4	(69.6)
Inventories	(26.1)	(38.8)
Prepaid expenses and other current assets	(29.3)	(30.1)
Increase (decrease) in liabilities —
Accounts payable	(5.0)	63.6
Accrued liabilities	(65.0)	(52.4)
Federal and state income taxes receivable	53.7	45.6
Net cash provided by operating activities	280.4	325.3
Cash Flows from Investing Activities:
Additions to property, plant, and equipment	(112.4)	(213.2)
Additions to other long-term assets	(1.6)	(2.4)
Proceeds from asset disposals	0.3	0.2
Purchases of marketable debt securities	(29.6)	(36.4)
Proceeds from sales of marketable debt securities	—	7.8
Proceeds from maturities of marketable debt securities	27.9	22.8
Net cash used for investing activities	(115.4)	(221.2)
Cash Flows from Financing Activities:
Repayments of debt and finance lease obligations	(0.5)	(0.4)
Common stock dividends paid	(112.1)	(93.6)
Shares withheld to cover employee restricted stock taxes	(4.7)	(0.2)
Net cash used for financing activities	(117.3)	(94.2)
Net increase in cash and cash equivalents	47.7	9.9
Cash and cash equivalents, beginning of period	320.0	618.7
Cash and cash equivalents, end of period	$367.7	$628.6

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Packaging Corporation of America

Consolidated Statements of Changes in Stockholders’ Equity

(unaudited, dollars in millions and shares in thousands)

	Common Stock		Additional Paid in	Retained	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Earnings	Loss	Equity
Balance at January 1, 2023	89,695	$0.9	$581.8	$3,186.8	$(102.4)	$3,667.1
Common stock withheld and retired to cover taxes on vested stock awards	(36)	—	(0.3)	(4.4)	—	(4.7)
Common stock dividends declared	—	—	—	(113.2)	—	(113.2)
Share-based compensation and other	273	—	16.3	—	—	16.3
Comprehensive income	—	—	—	190.1	2.1	192.2
Balance at March 31, 2023	89,932	$0.9	$597.8	$3,259.3	$(100.3)	$3,757.7

	Common Stock		Additional Paid in	Retained	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Earnings	Loss	Equity
Balance at January 1, 2022	93,539	$0.9	$579.4	$3,102.1	$(75.2)	$3,607.2
Common stock withheld and retired to cover taxes on vested stock awards	(1)	—	—	(0.2)	—	(0.2)
Common stock dividends declared	—	—	—	(94.2)	—	(94.2)
Share-based compensation and other	166	—	12.3	—	—	12.3
Comprehensive income	—	—	—	254.2	—	254.2
Balance at March 31, 2022	93,704	$0.9	$591.7	$3,261.9	$(75.2)	$3,779.3

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

The consolidated financial statements of PCA as of March 31, 2023 and for the three months ended March 31, 2023 and 2022 are unaudited but include all adjustments (consisting only of normal recurring adjustments) that management considers necessary for a fair presentation of such financial statements. The preparation of the consolidated financial statements involves the use of estimates and accruals. Actual results may vary from those estimates. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with Article 10 of Regulation S-X of the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete audited financial statements. Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. These consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2022.

The consolidated financial statements include the accounts of PCA and its majority-owned subsidiaries after elimination of intercompany balances and transactions.

2. New and Recently Adopted Accounting Standards

Recently Adopted Accounting Standards

Effective January 1, 2023, we adopted Accounting Standards Update ("ASU") 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. ASU 2021-08 requires contract assets and contract liabilities acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with ASC 606, Revenue from Contracts with Customers. Under prior business combination guidance in ASC 805, Business Combinations, such assets and liabilities were recognized by the acquirer at fair value on the acquisition date, whereas the new guidance requires the acquirer to recognize such assets and liabilities as if it had originated the contracts. The Company will apply the amended guidance on a prospective basis to any future business combinations.

New Accounting Standards Not Yet Adopted

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. ASU 2020-04 provides optional guidance for a limited period of time to ease the potential burden in accounting for, or recognizing the effects of, reference rate reform on financial reporting. The amendments in this Update are elective and apply to all entities, subject to meeting certain criteria, that have contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. In January 2021, the FASB issued ASU 2021-01, which extends some of the optional expedients under Topic 848 to include derivative contracts impacted by discounting transition. In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, which further extends the relief offered in this series of ASUs through December 31, 2024. Companies can apply these ASUs immediately. The ASUs can be adopted on a full retrospective basis as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or on a prospective basis to any new modification from any date within an interim period that includes or is subsequent to the date of the issuance of a final Update, up to the date that financial statements are available to be issued. The Company's fixed-rate outstanding debt will not be impacted by the reference rate reform. In April 2023, we amended our Senior Unsecured Credit Agreement to formally replace the LIBOR benchmark rate with the Term SOFR rate. The amendment of this agreement and the reference rate reform will not have a significant impact on the Company's financial position or related disclosures.

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

The following table presents our revenues disaggregated by product line (dollars in millions):

	Three Months Ended March 31,
	2023	2022
Packaging	$1,808.6	$1,964.5
Paper	150.9	153.5
Corporate and Other	16.8	18.4
Total revenue	$1,976.3	$2,136.4

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

The Company recognizes revenue for its paper products when performance obligations under the terms of a contract with a customer are satisfied. This occurs with the transfer of control of our products at a specific point in time. Revenue is recognized when the product is shipped from the mill or from our manufacturing facility or distribution center to our customer. Certain customers may receive incentives, which are accounted for as variable consideration. We estimate these amounts based on the expected amount to be provided to customers and reduce revenue recognized.

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

4. Earnings Per Share

The following table sets forth the computation of basic and diluted income per common share for the periods presented (dollars and shares in millions, except per share data):

	Three Months Ended
	March 31,
Numerator:	2023	2022
Net income	$190.1	$254.2
Less: Distributed and undistributed earnings allocated to participating securities	(1.6)	(2.0)
Net income attributable to common shareholders	$188.5	$252.2
Denominator:
Weighted average basic common shares outstanding	89.0	92.9
Effect of dilutive securities	0.4	0.4
Weighted average diluted common shares outstanding	89.4	93.3
Basic income per common share	$2.12	$2.71
Diluted income per common share	$2.11	$2.70

5. Other Income (Expense), Net

The components of other income (expense), net, were as follows (dollars in millions):

	Three Months Ended
	March 31,
	2023	2022
Asset disposals and write-offs	$(6.6)	$(12.7)
Facilities closure and other costs (a)	(4.7)	(0.4)
Jackson mill conversion-related activities (b)	0.3	(0.4)
Other	(1.5)	(2.1)
Total	$(12.5)	$(15.6)

(a)
For 2023, includes charges consisting of closure costs related to corrugated products facilities and design centers. For 2022, includes charges consisting of closure costs related to corrugated products facilities and acquisition and integration costs related to the December 2021 Advance Packaging acquisition.

(b)
Includes items related to the announced discontinuation of production of uncoated freesheet paper grades on the No. 3 machine at the Jackson, Alabama mill associated with the permanent conversion of the machine to produce linerboard and other paper-to-containerboard conversion related activities.

6. Income Taxes

For the three months ended March 31, 2023 and 2022, we recorded $63.2 million and $86.1 million of income tax expense and had an effective tax rate of 24.9% and 25.3%, respectively. The decrease in our effective tax rate for the three months ended March 31, 2023 compared to the same period in 2022 was primarily due to favorable employee performance unit vests with higher excess tax benefits partially offset by higher nondeductible employee remuneration paid to covered employees.

Our current effective tax rate is higher than the federal statutory income tax rate of 21.0% due primarily to the effect of state and local income taxes. During the three months ended March 31, 2023 and 2022, cash paid for taxes, net of refunds received, was $6.9 million and $17.6 million, respectively. The decrease in cash tax payments between the periods is primarily due to lower 2023 forecasted taxable income.

During the three months ended March 31, 2023, there were no significant changes to our uncertain tax positions. For more information, see Note 8, Income Taxes, of the Notes to Consolidated Financial Statements in “Part II, Item 8. Financial Statements and Supplementary Data” of our 2022 Annual Report on Form 10-K.

7. Inventories

We value our raw materials, work in process, and finished goods inventories using lower of cost, as determined by the average cost method, or net realizable value. Supplies and materials are valued at the first-in, first-out (FIFO) or average cost methods.

The components of inventories were as follows (dollars in millions):

	March 31,	December 31,
	2023	2022
Raw materials	$358.8	$341.2
Work in process	15.8	16.0
Finished goods	201.1	198.4
Supplies and materials	427.7	421.7
Inventories	$1,003.4	$977.3

8. Property, Plant, and Equipment

The components of property, plant, and equipment were as follows (dollars in millions):

	March 31,	December 31,
	2023	2022
Land and land improvements	$196.6	$192.4
Buildings	1,043.6	1,023.6
Machinery and equipment	6,825.8	6,709.3
Construction in progress	378.4	440.2
Other	149.3	146.9
Property, plant and equipment, at cost	8,593.7	8,512.4
Less accumulated depreciation	(4,697.1)	(4,612.4)
Property, plant, and equipment, net	$3,896.6	$3,900.0

Depreciation expense for the three months ended March 31, 2023 and 2022 was $118.8 million and $98.5 million, respectively. During the three months ended March 31, 2023, we recognized $6.3 million of incremental depreciation expense as a result of corrugated products facilities and design center closures, and Jackson mill conversion-related activities. We recognized $1.1 million of incremental depreciation expense during the three months ended March 31, 2022 as a result of Jackson mill conversion-related activities.

At March 31, 2023 and December 31, 2022, purchases of property, plant, and equipment included in accounts payable were $48.8 million and $43.7 million, respectively.

9. Goodwill and Intangible Assets

Goodwill

Goodwill represents the excess of the cost of an acquired business over the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed in a business combination. At both March 31, 2023 and December 31, 2022, we had $922.4 million of goodwill recorded in our Packaging segment, which represents the entire goodwill balance reported on our Consolidated Balance Sheets.

Intangible Assets

Intangible assets are primarily comprised of customer relationships and trademarks and trade names. The weighted average remaining useful life, gross carrying amount, and accumulated amortization of our intangible assets were as follows (dollars in millions):

	March 31, 2023			December 31, 2022
	Weighted Average Remaining Useful Life (in Years)	Gross Carrying Amount	Accumulated Amortization	Weighted Average Remaining Useful Life (in Years)	Gross Carrying Amount	Accumulated Amortization
Customer relationships	8.0	$546.0	$299.9	8.2	$546.0	$290.9
Trademarks and trade names	7.0	41.3	29.1	7.2	41.3	28.6
Other	3.3	4.4	4.4	3.4	4.4	4.3
Total intangible assets (excluding goodwill)	7.9	$591.7	$333.4	8.1	$591.7	$323.8

During the three months ended March 31, 2023 and 2022, amortization expense was $9.6 million and $10.2 million, respectively.

10. Accrued Liabilities

The components of accrued liabilities were as follows (dollars in millions):

	March 31,	December 31,
	2023	2022
Compensation and benefits	$84.9	$159.7
Customer rebates and other credits	34.0	43.8
Medical insurance and workers’ compensation	25.6	26.1
Franchise, property, sales and use taxes	21.1	17.4
Severance, retention, and relocation	4.9	1.8
Environmental liabilities and asset retirement obligations	4.3	4.1
Other	9.9	10.8
Total	$184.7	$263.7

11. Debt

For both the three months ended March 31, 2023 and 2022, cash payments for interest were $7.5 million.

Included in interest expense, net is the amortization of financing costs. For both the three months ended March 31, 2023 and 2022, amortization of financing costs was $0.4 million.

At March 31, 2023, we had $2,491.6 million of fixed-rate senior notes outstanding. The fair value of our fixed-rate debt was estimated to be $2,127.6 million. The difference between the book value and fair value is due to the difference between the period-end market interest rate and the stated rate of our fixed-rate debt. We estimated the fair value of our fixed-rate debt using quoted market prices (Level 2 inputs) within the fair value hierarchy, which is further defined in Note 2, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements in "Part II, Item 8. Financial Statements and Supplementary Data" of our 2022 Annual Report on Form 10-K.

On April 27, 2023, we amended our Senior Unsecured Credit Agreement to formally replace the LIBOR benchmark rate with the Term SOFR rate.

For more information on our long-term debt and interest rates on that debt, see Note 11, Debt, of the Notes to Consolidated Financial Statements in "Part II, Item 8. Financial Statements and Supplementary Data" of our 2022 Annual Report on Form 10-K.

12. Cash, Cash Equivalents, and Marketable Debt Securities

The following table shows the Company’s cash and available-for-sale ("AFS") debt securities by major asset category at March 31, 2023 and December 31, 2022 (in millions):

	March 31, 2023
	Adjusted Cost Basis	Unrealized Gain	Unrealized Loss	Fair Value	Cash and Cash Equivalents	Short-Term Marketable Debt Securities	Long-Term Marketable Debt Securities
Cash and cash equivalents	$366.7	$—	$—	$366.7	$366.7	$—	$—
Level 1 (a):
U.S. Treasury securities	24.0	—	(0.3)	23.7	—	14.7	9.0
Money market funds	1.0	—	—	1.0	1.0	—	—
Subtotal	25.0	—	(0.3)	24.7	1.0	14.7	9.0
Level 2 (b):
Corporate debt securities	116.5	—	(1.6)	114.9	—	73.9	41.0
U.S. government agency securities	12.4	—	—	12.4	—	5.5	6.9
Certificates of deposit	1.5	—	—	1.5	—	1.5	—
Subtotal	130.4	—	(1.6)	128.8	—	80.9	47.9
Total	$522.1	$—	$(1.9)	$520.2	$367.7	$95.6	$56.9

	December 31, 2022
	Adjusted Cost Basis	Unrealized Gain	Unrealized Loss	Fair Value	Cash and Cash Equivalents	Short-Term Marketable Debt Securities	Long-Term Marketable Debt Securities
Cash and cash equivalents	$318.3	$—	$—	$318.3	$318.3	$—	$—
Level 1 (a):
U.S. Treasury securities	24.3	—	(0.4)	23.9	—	16.7	7.2
Money market funds	0.1	—	—	0.1	0.1	—	—
Subtotal	24.4	—	(0.4)	24.0	0.1	16.7	7.2
Level 2 (b):
Corporate debt securities	123.9	—	(2.1)	121.8	1.6	65.7	54.5
U.S. government agency securities	4.5	—	(0.1)	4.4	—	1.2	3.2
Certificates of deposit	1.6	—	—	1.6	—	1.6	—
Subtotal	130.0	—	(2.2)	127.8	1.6	68.5	57.7
Total	$472.7	$—	$(2.6)	$470.1	$320.0	$85.2	$64.9
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

For both the three months ended March 31, 2023 and 2022, net realized gains and losses on the sales and maturities of certain marketable debt securities were insignificant.

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

As of March 31, 2023 and December 31, 2022, we do not consider any of the impairments related to our marketable debt securities to be the result of credit losses. Therefore, we have not recorded an allowance for credit losses related to our marketable debt securities. All unrealized gains and losses were recorded in other comprehensive income (OCI).

The following tables provide information about the Company’s marketable debt securities that have been in a continuous loss position as of March 31, 2023 and December 31, 2022 (in millions, except number of marketable debt securities in a loss position):

	March 31, 2023
	Fair Value of Marketable Debt Securities in a Loss Position < 12 Months	Number of Marketable Debt Securities in a Loss Position < 12 Months	Unrealized Losses < 12 Months	Fair Value of Marketable Debt Securities in a Loss Position ≥ 12 Months	Number of Marketable Debt Securities in a Loss Position ≥ 12 Months	Unrealized Losses ≥ 12 Months
Corporate debt securities	$50.3	72	$0.4	$45.1	60	$1.2
U.S. government agency securities	6.3	10	—	1.5	3	—
U.S. Treasury securities	5.7	8	0.1	9.9	14	0.3
Certificates of deposit	0.8	1	—	—	—	—
	$63.1	91	$0.5	$56.5	77	$1.5

	December 31, 2022
	Fair Value of Marketable Debt Securities in a Loss Position < 12 Months	Number of Marketable Debt Securities in a Loss Position < 12 Months	Unrealized Losses < 12 Months	Fair Value of Marketable Debt Securities in a Loss Position ≥ 12 Months	Number of Marketable Debt Securities in a Loss Position ≥ 12 Months	Unrealized Losses ≥ 12 Months
Corporate debt securities	$77.0	113	$1.0	$37.9	50	$1.1
U.S. Treasury securities	14.5	14	0.2	9.3	13	0.3
U.S. government agency securities	3.2	5	—	1.3	3	—
	$94.7	132	$1.2	$48.5	66	$1.4

13. Employee Benefit Plans and Other Postretirement Benefits

The components of net periodic benefit cost for our pension plans were as follows (dollars in millions):

	Pension Plans
	Three Months Ended March 31,
	2023	2022
Service cost	$3.6	$4.9
Interest cost	14.0	8.7
Expected return on plan assets	(14.3)	(13.9)
Net amortization of unrecognized amounts
Prior service cost	1.3	0.9
Actuarial loss	1.1	0.8
Net periodic benefit cost	$5.7	$1.4

PCA makes pension plan contributions that are sufficient to fund its actuarially determined costs, generally equal to the minimum amounts required by the Employee Retirement Income Security Act (ERISA). From time to time, PCA may make additional discretionary contributions based on the funded status of the plans, tax deductibility, income from operations, and other factors. During the three months ended March 31, 2023 and 2022, payments to our nonqualified pension plans were insignificant. During both the three months ended March 31, 2023 and 2022, we did not make any contributions to our qualified pension plans. We do not have a required minimum contribution amount for 2023, but we expect to make discretionary contributions to our plans.

For both the three months ended March 31, 2023 and 2022, the net periodic benefit cost for our postretirement plans was insignificant.

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

As of March 31, 2023, assuming performance units are paid out at the target level of performance, 0.7 million shares were available for future grants under the current plan. Forfeitures are added back to the pool of shares of common stock available to be granted at a future date.

The following table presents restricted stock and performance unit award activity for the three months ended March 31, 2023:

	Restricted Stock		Performance Units
	Shares	Weighted Average Grant- Date Fair Value	Shares	Weighted Average Grant- Date Fair Value
Outstanding at January 1, 2023	655,914	$117.14	358,449	$109.89
Granted	191,097	134.72	146,331	140.09
Vested (a)	(3,077)	109.71	(76,130)	132.96
Forfeitures	(1,337)	120.13	—	—
Outstanding at March 31, 2023	842,597	$121.15	428,650	$116.10
(a)
Upon payout of the performance unit awards that vested during the period, PCA issued 83,769 shares, which included 7,639 shares for dividends accrued during the performance period.

Compensation Expense

Our share-based compensation expense is primarily recorded in "Selling, general, and administrative expenses." Compensation expense for share-based awards recognized in the Consolidated Statements of Income, net of forfeitures, was as follows (dollars in millions):

	Three Months Ended March 31,
	2023	2022
Restricted stock	$11.9	$9.2
Performance units	3.4	3.1
Total share-based compensation expense	15.3	12.3
Income tax benefit	(3.8)	(3.1)
Share-based compensation expense, net of tax benefit	$11.5	$9.2

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

Performance unit awards granted to certain key employees are earned based on the achievement of defined performance rankings of Return on Invested Capital (ROIC) or Total Shareholder Return (TSR) compared to ROIC and TSR for peer companies. For performance unit awards made in 2023 and 2022, in terms of grant date value, 50% used TSR as the performance measure and 50% used ROIC as the performance measure. The ROIC component of performance unit awards is valued based on the closing price of the stock on the grant date. As the ROIC component contains a performance condition, compensation expense, net of estimated forfeitures, is recorded over the requisite service period based on the most probable number of awards expected to vest. The TSR component of performance unit awards is valued using a Monte Carlo simulation as the TSR component contains a market condition. The Monte Carlo simulation estimates the fair value of the TSR component based on the expected term of the award, a risk-free interest rate, expected dividends, and expected volatility of the Company’s common stock and the common stock of the peer companies. Compensation expense is recorded ratably over the expected term of the award.

The unrecognized compensation expense for all share-based awards at March 31, 2023 was as follows (dollars in millions):

	March 31, 2023
	Unrecognized Compensation Expense	Remaining Weighted Average Recognition Period (in years)
Restricted stock	$41.1	2.9
Performance units	33.7	2.7
Total unrecognized share-based compensation expense	$74.8	2.8

15. Stockholders' Equity

Dividends

During the three months ended March 31, 2023, we paid $112.1 million of dividends to shareholders. On February 22, 2023, PCA’s Board of Directors declared a regular quarterly cash dividend of $1.25 per share of common stock, which was paid on April 14, 2023 to shareholders of record as of March 15, 2023. The dividend payment was $112.4 million.

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

The Company did not repurchase any shares of its common stock under this authority during the three months ended March 31, 2023. At March 31, 2023, $477.5 million of the authorized amount remained available for repurchase of the Company’s common stock.

Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) (AOCI) by component were as follows (dollars in millions). Amounts in parentheses indicate losses:

	Unrealized Loss On Foreign Exchange Contracts	Unrealized Loss on Marketable Debt Securities	Unfunded Employee Benefit Obligations	Total
Balance at January 1, 2023	$(0.2)	$(1.9)	$(100.3)	$(102.4)
Other comprehensive income before reclassifications, net of tax	—	0.5	—	0.5
Amounts reclassified from AOCI, net of tax	—	—	1.6	1.6
Balance at March 31, 2023	$(0.2)	$(1.4)	$(98.7)	$(100.3)

Reclassifications out of AOCI were as follows (dollars in millions). Amounts in parentheses indicate expenses in the Consolidated Statements of Income:

	Amounts Reclassified from AOCI
	Three Months Ended March 31,
Details about AOCI Components	2023	2022
Unfunded employee benefit obligations (a)
Amortization of prior service costs	$(1.2)	$(0.8)	See (a) below
Amortization of actuarial losses	(1.0)	(0.7)	See (a) below
	(2.2)	(1.5)	Total before tax
	0.6	0.3	Tax benefit
	$(1.6)	$(1.2)	Net of tax

(a)
These AOCI components are included in the computation of net pension and postretirement benefit costs. See Note 13, Employee Benefit Plans and Other Postretirement Benefits, for additional information.

16. Concentrations of Risk

ODP Corporation ("ODP"), formerly Office Depot Inc., along with its subsidiaries and affiliates, is our largest customer in the Paper segment. Our Paper segment has had a long-standing commercial and contractual relationship with ODP. This relationship exposes us to a significant concentration of business and financial risk. Our sales to ODP represented approximately 5% and 4% of our total Company sales for the three month periods ended March 31, 2023 and 2022, respectively, and approximately 64% and 58% of our Paper segment sales revenue for those periods, respectively. At March 31, 2023 and December 31, 2022, we had $58.8 million and $52.4 million of accounts receivable due from ODP, respectively, which represents approximately 6% and 5% of our total Company receivables, respectively.

17. Transactions With Related Parties

Louisiana Timber Procurement Company, L.L.C. ("LTP") is a variable-interest entity that is 50% owned by PCA and 50% owned by Boise Cascade Company ("Boise Cascade"). LTP procures sawtimber, pulpwood, residual chips, and other residual wood fiber to meet the wood and fiber requirements of PCA and Boise Cascade in Louisiana. PCA is the primary beneficiary of LTP and has the power to direct the activities that most significantly affect the economic performance of LTP. Therefore, we consolidate 100% of LTP in our financial statements in our Corporate and Other segment. The carrying amounts of LTP's assets and liabilities (which relate primarily to non-inventory working capital items) on our Consolidated Balance Sheets were $3.3 million at March 31, 2023 and $2.2 million at December 31, 2022. During the three months ended March 31, 2023 and 2022, we recorded $20.1 million and $20.8 million, respectively, of LTP sales to Boise Cascade in "Net Sales" in the Consolidated Statements of Income and approximately the same amount of expenses in "Cost of Sales".

During the three months ended March 31, 2023 and 2022, fiber purchases from related parties were $2.9 million and $3.8 million, respectively. Most of these purchases related to chip and log purchases by LTP from Boise Cascade's wood products business. These purchases are recorded in "Cost of Sales" in the Consolidated Statements of Income.

18. Segment Information

We report our business in three reportable segments: Packaging, Paper, and Corporate and Other. These segments represent distinct businesses that are managed separately because of differing products and services. Each of these businesses requires distinct operating and marketing strategies.

Each segment’s profits and losses are measured on operating profits before interest expense, net, non-operating pension (expense) income, and income taxes. For certain allocated expenses, the related assets and liabilities remain in the Corporate and Other segment.

Selected financial information by reportable segment was as follows (dollars in millions):

	Sales, net
Three Months Ended March 31, 2023	Trade	Intersegment	Total	Operating Income (Loss)
Packaging	$1,803.5	$5.1	$1,808.6	$268.0	(a)
Paper	150.9	—	150.9	34.1	(a)
Corporate and Other	21.9	38.6	60.5	(31.4)
Intersegment eliminations	—	(43.7)	(43.7)	—
	$1,976.3	$—	$1,976.3	270.7
Non-operating pension expense				(2.0)
Interest expense, net				(15.4)
Income before taxes				$253.3

	Sales, net
Three Months Ended March 31, 2022	Trade	Intersegment	Total	Operating Income (Loss)
Packaging	$1,960.0	$4.5	$1,964.5	$362.2	(b)
Paper	153.5	—	153.5	22.4	(b)
Corporate and Other	22.9	35.4	58.3	(28.1)
Intersegment eliminations	—	(39.9)	(39.9)	—
	$2,136.4	$—	$2,136.4	356.5
Non-operating pension income				3.6
Interest expense, net				(19.8)
Income before taxes				$340.3

(a)	The three months ended March 31, 2023 include the following:
	1.	$9.7 million of charges consisting of closure costs related to corrugated products facilities and design centers.
2.

$1.2 million of charges related to the announced discontinuation of production of UFS paper grades on the No. 3 machine at the Jackson, Alabama mill associated with the permanent conversion of the machine to produce linerboard and other paper-to-containerboard conversion related activities.

(b)	The three months ended March 31, 2022 include the following:
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

19. Commitments, Guarantees, Indemnifications and Legal Proceedings

We have financial commitments and obligations that arise in the ordinary course of our business. These include lease obligations, long-term debt, capital additions, purchase commitments for goods and services, and legal proceedings, all of which are discussed in Note 3, Leases; Note 11, Debt; and Note 20, Commitments, Guarantees, Indemnifications, and Legal Proceedings, of the Notes to Consolidated Financial Statements in "Part II, Item 8. Financial Statements and Supplementary Data" of our 2022 Annual Report on Form 10-K.

Guarantees and Indemnifications

We provide guarantees, indemnifications, and other assurances to third parties in the normal course of our business. These include tort indemnifications, product guarantees, environmental assurances, and representations and warranties in commercial agreements. At March 31, 2023, we are not aware of any material liabilities arising from any guarantee, indemnification, or financial assurance we have provided. If we determined such a liability was probable and subject to reasonable determination, we would accrue for it at that time.

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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This management’s discussion and analysis includes statements regarding our expectations with respect to our future performance, expected business conditions, liquidity, and capital resources. Such statements, along with any other statements that are not historical in nature, are forward-looking. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in our 2022 Annual Report on Form 10-K, as well as those factors listed in other documents we file with the Securities and Exchange Commission ("SEC"). We do not assume any obligation to update any forward-looking statement. Our actual results may differ materially from those contained in or implied by any of the forward-looking statements in this Form 10-Q. Please see “Forward Looking Statements” elsewhere in this Item 2.

Overview

PCA is the third largest producer of containerboard products and a leading producer of UFS paper in North America. We operate eight mills and 87 corrugated products manufacturing plants. Our containerboard mills produce linerboard and corrugating medium, which are papers primarily used in the production of corrugated products. Our corrugated products manufacturing plants produce a wide variety of corrugated packaging products, including conventional shipping containers used to protect and transport manufactured goods, multi-color boxes and displays with strong visual appeal that help to merchandise the packaged product in retail locations, and honeycomb protective packaging. In addition, we are a large producer of packaging for meat, fresh fruit and vegetables, processed food, beverages, and other industrial and consumer products. We also manufacture and sell UFS papers, including both commodity and specialty papers, which may have custom or specialized features such as colors, coatings, high brightness, and recycled content. We are headquartered in Lake Forest, Illinois and operate primarily in the United States.

This Item 2 is intended to supplement, and should be read in conjunction with, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2022 Annual Report on Form 10-K.

Executive Summary

First quarter net sales were $1.98 billion in 2023 and $2.14 billion in 2022. We reported $190 million of net income, or $2.11 per diluted share, during the first quarter of 2023, compared to $254 million, or $2.70 per diluted share, during the same period in 2022. Net income included $8 million of expense for special items in the first quarter of 2023, compared to $2 million of expense for special items in 2022 (discussed below). Excluding special items, net income was $198 million, or $2.20 per diluted share, during the first quarter of 2023, compared to $256 million, or $2.72 per diluted share, in the first quarter of 2022. The decrease in net income was driven primarily by lower volumes in our Packaging and Paper segments and higher operating costs, depreciation expense, freight and logistics expenses, converting costs, and non-operating pension expense. These items were partially offset by higher prices and mix in our Packaging and Paper segments, lower scheduled maintenance outage expenses, a lower tax rate, and lower interest and other expenses. For additional detail on special items included in reported GAAP results, as well as segment income (loss) excluding special items, earnings before non-operating pension income (expense), interest, income taxes, and depreciation, amortization, and depletion ("EBITDA"), and EBITDA excluding special items, see “Item 2. Reconciliations of Non-GAAP Financial Measures to Reported Amounts.”

Packaging segment income from operations was $268 million in the first quarter of 2023, compared to $362 million in the first quarter of 2022. Packaging segment EBITDA excluding special items was $392 million in the first quarter of 2023 compared to $464 million in the first quarter of 2022. Higher prices and mix were offset by lower sales and production volumes, higher operating and converting costs, and higher freight and logistics expenses. Lower sales and production volumes were driven by lower demand, as economic conditions present during the second half of 2022 continued into the first quarter of 2023. We believe that demand was further affected by lower consumer spending resulting from higher interest rates and persistent inflation, along with consumer preferences shifting towards services rather than goods. Published containerboard prices declined in January and February, and our product prices were lower than in the fourth quarter of 2022. We continued to lower our containerboard production to levels appropriate for our demand, and we achieved our targeted weeks-of-inventory supply at the end of the quarter. We continue to focus on management of our operating costs in an effort to mitigate these unfavorable market conditions.

Paper segment income from operations was $34 million in the first quarter of 2023, compared to $22 million in the first quarter of 2022. Paper segment EBITDA excluding special items was $41 million in the first quarter of 2023, compared to $29 million in the first quarter of 2022. The increase was due to higher prices and mix and lower freight and logistic expenses, partially offset by higher operating costs and lower sales and production volumes. Paper prices increased throughout 2022, and sales volumes were lower primarily due to sales of products from the Jackson mill in 2022.

Special Items and Earnings per Diluted Share, Excluding Special Items

A reconciliation of reported earnings per diluted share to earnings per diluted share, excluding special items, for the three months ended March 31, 2023 and 2022 are as follows:

	Three Months Ended
	March 31,
	2023	2022
Earnings per diluted share, as reported	$2.11	$2.70
Special items:
Facilities closure and other costs (a)	0.08	0.01
Jackson mill conversion-related activities (b)	0.01	0.01
Total special items	0.09	0.02
Earnings per diluted share, excluding special items	$2.20	$2.72

(a)
For the three months ended March 31, 2023, includes $9.7 million of closure costs related to corrugated products facilities and design centers. For the three months ended March 31, 2022, includes $0.6 million of closure costs related to corrugated products facilities and acquisition and integration costs related to the December 2021 Advance Packaging Corporation acquisition.

(b)
For the three months ended March 31, 2023 and 2022, includes $1.2 million and $1.5 million, respectively, of charges related to the announced discontinuation of production of UFS paper grades on the No. 3 machine at the Jackson, Alabama mill associated with the permanent conversion of the machine to produce linerboard and other paper-to-containerboard conversion related activities.

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

Industry and Business Conditions

Trade publications reported North American industry-wide corrugated products shipments in total and per work day were down 8.5% during the first quarter of 2023 compared to the same quarter of 2022. Reported industry containerboard production decreased 10.0% compared to the first quarter of 2022. Reported industry containerboard inventories at the end of the first quarter of 2023 were approximately 2.7 million tons, down 1.1% compared to the same period in 2022. Reported containerboard export shipments were down 23.5% compared to the first quarter of 2022. In January 2023, prices decreased $10 per ton for linerboard and $30 per ton for corrugating medium, followed by an additional decrease in February of $20 per ton, each.

The market for communication papers competes heavily with electronic data transmission and document storage alternatives. Increasing shifts to these alternatives have reduced usage of traditional print media and communication papers. Trade publications reported North American UFS paper shipments were down 8.4% in the first quarter of 2023 compared to the same quarter of 2022. Average prices reported by a trade publication for cut size office papers were flat in the first quarter of 2023, compared to the fourth quarter of 2022, and higher by $195 per ton, or 15.0%, compared to the first quarter of 2022.

Outlook

Looking ahead to the second quarter, we expect improved volume in our Packaging segment, despite having one less shipping day. However, prices will be lower as a result of the previously published domestic containerboard price decreases along with lower export prices. In the Paper segment, sales volume as well as prices and mix are expected to be slightly lower based on lower demand. Although we anticipate most operating costs to trend lower, our converting costs, scheduled maintenance outage expense and depreciation expense will be higher. Primarily due to increases in contract rail rates at most of our mills, we expect higher freight and logistics expenses compared to the first quarter. Considering these items, we expect second quarter earnings to be lower than the first quarter.

Results of Operations

Three Months Ended March 31, 2023, compared to Three Months Ended March 31, 2022

The historical results of operations of PCA for the three months ended March 31, 2023 and 2022 are set forth below (dollars in millions):

	Three Months Ended
	March 31,
	2023	2022	Change
Packaging	$1,808.6	$1,964.5	$(155.9)
Paper	150.9	153.5	(2.6)
Corporate and Other	60.5	58.3	2.2
Intersegment eliminations	(43.7)	(39.9)	(3.8)
Net sales	$1,976.3	$2,136.4	$(160.1)

Packaging	$268.0	$362.2	$(94.2)
Paper	34.1	22.4	11.7
Corporate and Other	(31.4)	(28.1)	(3.3)
Income from operations	$270.7	$356.5	$(85.8)
Non-operating pension (expense) income	(2.0)	3.6	(5.6)
Interest expense, net	(15.4)	(19.8)	4.4
Income before taxes	253.3	340.3	(87.0)
Income tax provision	(63.2)	(86.1)	22.9
Net income	$190.1	$254.2	$(64.1)
Non-GAAP Measures (a)
Net income excluding special items	$198.3	$255.7	$(57.4)
Consolidated EBITDA	400.3	466.2	(65.9)
Consolidated EBITDA excluding special items	404.9	467.2	(62.3)
Packaging EBITDA	387.0	463.1	(76.1)
Packaging EBITDA excluding special items	391.6	463.9	(72.3)
Paper EBITDA	41.0	28.8	12.2
Paper EBITDA excluding special items	41.0	29.0	12.0

(a)
See “Reconciliations of Non-GAAP Financial Measures to Reported Amounts” included in this Item 2 for a reconciliation of non-GAAP measures to the most comparable GAAP measure.

Net Sales

Net sales decreased $160 million, or 7.5%, to $1,976 million during the three months ended March 31, 2023, compared to $2,136 million during the same period in 2022.

Packaging. Net sales decreased $156 million, or 7.9%, to $1,809 million, compared to $1,965 million in the first quarter of 2022 due to lower containerboard and corrugated products volume ($229 million), partially offset by higher prices and mix ($73 million). In the first quarter of 2023, export and domestic containerboard outside shipments decreased 27.5% compared to the first quarter of 2022. Our total corrugated products shipments were down 12.7% in total and per workday, compared to the same period in 2022. Packaging prices and mix were favorable due to higher corrugated products prices, partially offset by lower outside containerboard prices. In the first quarter of 2023, our domestic containerboard prices were 2.9% lower, while export prices were 15.4% lower, than the same period in 2022.

Paper. Net sales decreased $3 million, or 1.7%, to $151 million, compared to $154 million in the first quarter of 2022, due to lower volume ($25 million), partially offset by higher prices and mix ($22 million).

Gross Profit

Gross profit decreased $102 million during the three months ended March 31, 2023, compared to the same period in 2022. The decrease was driven primarily by lower volumes in our Packaging and Paper segments, higher operating costs, higher depreciation expense, higher freight and logistics expenses, and higher converting costs, partially offset by higher prices and mix in our Packaging and Paper segments, lower scheduled maintenance outage expenses, and other expenses. In the three months ended March 31, 2023, gross profit included $6 million of special items primarily related to closure costs related to corrugated products facilities and Jackson mill conversion-related activities. In the three months ended March 31, 2022, gross profit included $1 million of special items for charges related to Jackson mill conversion-related activities.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses (“SG&A”) decreased $13 million during the three months ended March 31, 2023, compared to the same period in 2022. The decrease was primarily due to lower bad debt expense, fringe benefits, and outside services.

Other Expense, Net

Other income (expense), net, for the three months ended March 31, 2023 and 2022 are set forth below (dollars in millions):

	Three Months Ended
	March 31,
	2023	2022
Asset disposals and write-offs	$(6.6)	$(12.7)
Facilities closure and other costs	(4.7)	(0.4)
Jackson mill conversion-related activities	0.3	(0.4)
Other	(1.5)	(2.1)
Total	$(12.5)	$(15.6)

We discuss these items in more detail in Note 5, Other Expense, Net, of the Condensed Notes to Unaudited Quarterly Consolidated Financial Statements in “Part I, Item 1. Financial Statements” of this Form 10-Q.

Income from Operations

Income from operations decreased $86 million, or 24.1%, during the three months ended March 31, 2023, compared to the same period in 2022. The first quarter of 2023 included $11 million of special items expense primarily related to closure costs related to corrugated products facilities and Jackson mill conversion-related activities, compared to $2 million of special items expense primarily related to costs from Jackson mill conversion-related activities, closure costs related to corrugated products facilities, and expenses related to the acquisition of Advance Packaging Corporation in the first quarter of 2022.

Packaging. Packaging segment income from operations decreased $94 million to $268 million, compared to $362 million during the three months ended March 31, 2022. The decrease related primarily to lower sales and production volumes ($119 million), higher operating and converting costs ($25 million), higher freight expenses ($9 million), and higher depreciation expense ($13 million), partially offset by higher containerboard and corrugated products prices and mix ($73 million), lower annual outage expenses ($1 million), and other costs ($7 million). Special items during the first quarter of 2023 included $9 million of expense primarily related to closure costs related to corrugated products facilities, compared to $1 million of expense for corrugated facility closures and acquisition and integration-related costs in the first quarter of 2022.

Paper. Paper segment income from operations increased $12 million to $34 million, compared to $22 million during the three months ended March 31, 2022. The increase primarily related to higher prices and mix ($23 million) and lower freight expenses ($5 million), partially offset by higher operating costs ($11 million), and lower sales and production volumes ($5 million). Special items during the first quarter of 2023 and 2022 included $1 million of expense for Jackson mill conversion-related activities.

Non-Operating Pension Expense, Interest Expense, Net and Income Taxes

Non-operating pension expense increased $6 million during the three months ended March 31, 2023, compared to the same period in 2022. The increase in non-operating pension expense was primarily related to unfavorable 2022 asset performance, partially offset by assumption changes.

Interest expense, net for the three months ended March 31, 2023 decreased $4 million when compared to the same period in 2022. The decrease in interest expense, net was primarily due to higher interest income due to higher rates on invested cash balances compared to the same period in 2022.

During the three months ended March 31, 2023, we recorded $63 million of income tax expense, compared to $86 million of expense during the three months ended March 31, 2022. The effective tax rate for the three months ended March 31, 2023 and 2022 was 24.9% and 25.3%, respectively. The decrease in our effective tax rate for the three months ended March 31, 2023 compared to the same period in 2022 was primarily due to favorable employee performance unit vests with higher excess tax benefits partially offset by higher nondeductible employee remuneration paid to covered employees.

Liquidity and Capital Resources

Sources and Uses of Cash

Our primary sources of liquidity are net cash provided by operating activities and available borrowing capacity under our revolving credit facility. At March 31, 2023, we had $368 million of cash and cash equivalents, $152 million of marketable debt securities, and $321 million of unused borrowing capacity under the revolving credit facility, net of letters of credit. Currently, our primary uses of cash are for operations, capital expenditures, acquisitions, debt service, common stock dividends, and repurchases of common stock. We believe that net cash generated from operating activities, cash on hand, available borrowings under our revolving credit facility, and available capital through access to capital markets will be adequate to meet our liquidity and capital requirements, including payments of any declared common stock dividends, for the foreseeable future. As our debt or credit facilities become due, we will need to repay, extend, or replace such facilities. Our ability to do so will be subject to future economic conditions and financial, business, and other factors, many of which are beyond our control.

Below is a summary table of our cash flows, followed by a discussion of our sources and uses of cash through operating activities, investing activities, and financing activities (dollars in millions):

	March 31,
	2023	2022	Change
Net cash provided by (used for):
Operating activities	$280.4	$325.3	$(44.9)
Investing activities	(115.4)	(221.2)	105.8
Financing activities	(117.3)	(94.2)	(23.1)
Net increase in cash and cash equivalents	$47.7	$9.9	$37.8

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

During the three months ended March 31, 2023, net cash provided by operating activities was $280 million, compared to $325 million in the same period in 2022, a decrease of $45 million. Cash from operations excluding changes in cash used for operating assets and liabilities decreased $55 million primarily due to lower income from operations in 2023 as discussed above. Cash from operations increased by $10 million due to changes in operating assets and liabilities, primarily due to a favorable change in accounts receivable levels in the first quarter of 2023 compared to the same period in 2022 primarily due to lower sales volumes in the Packaging and Paper segments, partially offset by higher pricing in the Packaging and Paper segments in the first quarter of 2023. This favorable change was partially offset by an unfavorable change in accounts payable in the first quarter of 2023 compared to the same period in 2022 primarily due to lower production and sales volumes, which resulted in lower purchasing and manufacturing activities.

Investing Activities

We used $115 million for investing activities during the three months ended March 31, 2023 compared to $221 million during the same period in 2022. We spent $112 million for internal capital investments during the three months ended March 31, 2023, compared to $213 million during the same period in 2022.

We expect capital investments in 2023 to be approximately $475 million. These expenditures could increase or decrease as a result of a number of factors, including our financial results, strategic opportunities, future economic conditions, and our regulatory compliance requirements. We currently estimate capital expenditures to comply with environmental regulations will be about $20 million in 2023. Our estimated environmental expenditures could vary significantly depending upon the enactment of new environmental laws and regulations. For additional information, see “Environmental Matters” in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2022 Annual Report on Form 10-K.

Financing Activities

During the three months ended March 31, 2023, net cash used for financing activities was $117 million, compared to $94 million of net cash used for financing activities during the same period in 2022. We paid $112 million of dividends during the first three months of 2023, compared to $94 million of dividends paid during the comparable period in 2022.

In addition to the items discussed in Note 11, Debt, of the Condensed Notes to Unaudited Quarterly Consolidated Financial Statements in "Part I, Item 1. Financial Statements" of this Form 10-Q, see Note 11, Debt, of the Notes to Consolidated Financial Statements in “Part II, Item 8. Financial Statements and Supplementary Data” of our 2022 Annual Report on Form 10-K for more information.

Contractual Obligations

There have been no material changes to the contractual obligations disclosed in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2022 Annual Report on Form 10-K.

Reconciliations of Non-GAAP Financial Measures to Reported Amounts

Income from operations excluding special items, net income excluding special items, EBITDA, and EBITDA excluding special items are non-GAAP financial measures. Management excludes special items, as it believes that these items are not necessarily reflective of the ongoing operations of our business. These measures are presented because they provide a means to evaluate the performance of our segments and our Company on an ongoing basis using the same measures that are used by our management, because these measures assist in providing a meaningful comparison between periods and because these measures are frequently used by investors and other interested parties in the evaluation of companies and the performance of their segments. Any analysis of non-GAAP financial measures should be done in conjunction with results presented in accordance with GAAP. The non-GAAP measures are not intended to be substitutes for GAAP financial measures and should not be used as such. Reconciliations of the non-GAAP measures to the most comparable measure reported in accordance with GAAP for the three months ended March 31, 2023 and 2022 follow (dollars in millions):

	Three Months Ended March 31,
	2023			2022
	Income before Taxes	Income Taxes	Net Income	Income before Taxes	Income Taxes	Net Income
As reported in accordance with GAAP	$253.3	$(63.2)	$190.1	$340.3	$(86.1)	$254.2
Special items:
Facilities closure and other costs (a)	9.7	(2.4)	7.3	0.6	(0.2)	0.4
Jackson mill conversion-related activities (b)	1.2	(0.3)	0.9	1.5	(0.4)	1.1
Total special items	10.9	(2.7)	8.2	2.1	(0.6)	1.5
Excluding special items	$264.2	$(65.9)	$198.3	$342.4	$(86.7)	$255.7

(a)
For 2023, includes charges consisting of closure costs related to corrugated products facilities and design centers. For 2022, includes charges consisting of closure costs related to corrugated products facilities and acquisition and integration costs related to the December 2021 Advance Packaging acquisition.
(b)
Includes charges related to the announced discontinuation of production of UFS paper grades on the No. 3 machine at the Jackson, Alabama mill associated with the permanent conversion of the machine to produce linerboard and other paper-to-containerboard conversion related activities.

The following table reconciles net income to EBITDA and EBITDA excluding special items for the periods indicated (dollars in millions):

	Three Months Ended
	March 31,
	2023	2022
Net income	$190.1	$254.2
Non-operating pension expense (income)	2.0	(3.6)
Interest expense, net	15.4	19.8
Income tax provision	63.2	86.1
Depreciation, amortization, and depletion	129.6	109.7
EBITDA	$400.3	$466.2

Special items:
Facilities closure and other costs	4.9	0.6
Jackson mill conversion-related activities	(0.3)	0.4
Total special items	4.6	1.0
EBITDA excluding special items	$404.9	$467.2

The following table reconciles segment income (loss) to EBITDA and EBITDA excluding special items for the periods indicated (dollars in millions):

	Three Months Ended
	March 31,
	2023	2022
Packaging
Segment income	$268.0	$362.2
Depreciation, amortization, and depletion	119.0	100.9
EBITDA	387.0	463.1
Facilities closure and other costs	4.9	0.6
Jackson mill conversion-related activities	(0.3)	0.2
EBITDA excluding special items	$391.6	$463.9

Paper
Segment income	$34.1	$22.4
Depreciation, amortization, and depletion	6.9	6.4
EBITDA	41.0	28.8
Jackson mill conversion-related activities	—	0.2
EBITDA excluding special items	$41.0	$29.0

Corporate and Other
Segment loss	$(31.4)	$(28.1)
Depreciation, amortization, and depletion	3.7	2.4
EBITDA	(27.7)	(25.7)
EBITDA excluding special items	$(27.7)	$(25.7)

EBITDA	$400.3	$466.2

EBITDA excluding special items	$404.9	$467.2

Market Risk and Risk Management Policies

PCA is exposed to the impact of commodity price changes, interest rate changes, and changes in the market value of its financial instruments. To manage these risks, we may from time to time enter into transactions, including certain physical commodity transactions, that are determined to be derivatives. As of March 31, 2023, we are party to certain physical commodity transactions related to natural gas supply contracts. These contracts qualify for the normal purchase normal sale ("NPNS") exception, and we have elected that exception. For a discussion of derivatives and hedging activities, see Note 2, Summary of Significant Account Policies, of the Notes to Consolidated Financial Statements in “Part II, Item 8. Financial Statements and Supplementary Data” of our 2022 Annual Report on Form 10-K.

At March 31, 2023, interest rates on 100% of PCA’s outstanding debt are fixed.

Off-Balance-Sheet Activities

The Company does not have any off-balance sheet arrangements as of March 31, 2023.

Environmental Matters

There have been no material changes to the disclosure set forth in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Environmental Matters” filed with our 2022 Annual Report on Form 10-K.

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

PCA has included in its 2022 Annual Report on Form 10-K a discussion of its critical accounting policies and estimates which require management’s most difficult, subjective, or complex judgments used in the preparation of its consolidated financial statements. PCA has not had any changes to these critical accounting estimates during the first three months of 2023.

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

Our actual results, performance or achievement could differ materially from those expressed in, or implied by, these forward-looking statements, and accordingly, we can give no assurances that any of the events anticipated by the forward-looking statements will transpire or occur, or if any of them do occur, what impact they will have on our results of operations or financial condition. Given these uncertainties, investors are cautioned not to place undue reliance on these forward-looking statements. We expressly disclaim any obligation to publicly revise any forward-looking statements that have been made to reflect the occurrence of events after the date hereof. For a discussion of other factors, risks and uncertainties that may affect our business, see Item 1A. Risk Factors included in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

Prior to filing this report, PCA completed an evaluation under the supervision and with the participation of PCA’s management, including PCA’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of PCA’s disclosure controls and procedures as of March 31, 2023. The evaluation of PCA’s disclosure controls and procedures included a review of the controls’ objectives and design, PCA’s implementation of the controls, and the effect of the controls on the information generated for use in this report. Based on this evaluation, PCA’s Chief Executive Officer and Chief Financial Officer concluded that PCA’s disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2023.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule13a-15(f) under the Exchange Act) that occurred during the most recent fiscal quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

The disclosure set forth under the caption "Legal Proceedings" in Note 19, Commitments, Guarantees, Indemnifications and Legal Proceedings, of the Condensed Notes to Unaudited Quarterly Consolidated Financial Statements in "Part I, Item 1. Financial Statements" of this Form 10-Q is incorporated herein by reference.

Item 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed in “Part I, Item IA. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table presents information related to our repurchases of common stock made under repurchase plans authorized by PCA's Board of Directors, and shares withheld to cover taxes on vesting of equity awards, during the three months ended March 31, 2023:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in millions)
January 1-31, 2023	—	$—	—	$477.5
February 1-28, 2023	245	142.99	—	477.5
March 1-31, 2023	35,495	133.08	—	477.5
Total	35,740	$133.14	—	$477.5
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

Date: May 3, 2023