Form 10-Q
period 2023-06-30
PACKAGING CORP OF AMERICA
filed 2023-08-04
CIK 75677

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

As of July 28, 2023, the Registrant had outstanding 89,915,081 shares of common stock, par value $0.01 per share.

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

i

PART I

FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Packaging Corporation of America

Consolidated Statements of Income and Comprehensive Income

(unaudited, dollars in millions, except per-share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Statements of Income:
Net sales	$1,952.1	$2,237.3	$3,928.4	$4,373.7
Cost of sales	(1,507.4)	(1,648.5)	(3,052.3)	(3,251.7)
Gross profit	444.7	588.8	876.1	1,122.0
Selling, general and administrative expenses	(145.6)	(156.7)	(293.9)	(317.7)
Other expense, net	(14.7)	(16.3)	(27.2)	(31.9)
Income from operations	284.4	415.8	555.0	772.4
Non-operating pension (expense) income	(2.0)	3.6	(4.0)	7.3
Interest expense, net	(14.6)	(18.8)	(29.9)	(38.7)
Income before taxes	267.8	400.6	521.1	741.0
Provision for income taxes	(65.1)	(99.1)	(128.3)	(185.3)
Net income	$202.7	$301.5	$392.8	$555.7
Net income per common share:
Basic	$2.25	$3.22	$4.37	$5.93
Diluted	$2.24	$3.20	$4.35	$5.91
Dividends declared per common share	$1.25	$1.25	$2.50	$2.25
Statements of Comprehensive Income:
Net income	$202.7	$301.5	$392.8	$555.7
Other comprehensive income, net of tax:
Changes in unrealized gains (losses) on marketable debt securities, net of tax of $0.0 million, $0.1 million, ($0.2) million, and $0.5 million, respectively	—	(0.3)	0.5	(1.5)
Amortization of pension and postretirement plans actuarial loss and prior service cost, net of tax of ($0.6) million, ($0.4) million, ($1.1) million, and ($0.7) million, respectively	1.6	1.1	3.2	2.3
Other comprehensive income	1.6	0.8	3.7	0.8
Comprehensive income	$204.3	$302.3	$396.5	$556.5

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Packaging Corporation of America

Consolidated Balance Sheets

(unaudited, dollars and shares in millions, except per-share data)

	June 30,	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$477.1	$320.0
Short-term marketable debt securities	101.9	85.2
Accounts receivable, net of allowance for credit losses and customer deductions of $13.1 million and $19.6 million as of June 30, 2023 and December 31, 2022, respectively	1,023.9	1,031.8
Inventories	992.2	977.3
Prepaid expenses and other current assets	75.5	58.3
Federal and state income taxes receivable	—	35.7
Total current assets	2,670.6	2,508.3
Property, plant, and equipment, net	3,886.7	3,900.0
Goodwill	922.4	922.4
Other intangible assets, net	248.7	267.9
Operating lease right-of-use assets	286.2	298.3
Long-term marketable debt securities	50.6	64.9
Other long-term assets	41.3	42.0
Total assets	$8,106.5	$8,003.8
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Operating lease obligations	$75.0	$72.2
Finance lease obligations	1.9	1.9
Accounts payable	365.8	410.4
Dividends payable	115.4	115.5
Accrued liabilities	219.9	263.7
Accrued interest	11.7	11.8
Federal and state income taxes payable	8.0	—
Total current liabilities	797.7	875.5
Long-term liabilities:
Long-term debt	2,474.7	2,473.6
Operating lease obligations	221.9	234.6
Finance lease obligations	9.8	10.8
Deferred income taxes	538.6	543.0
Compensation and benefits	153.5	141.8
Other long-term liabilities	61.7	57.4
Total long-term liabilities	3,460.2	3,461.2
Commitments and contingent liabilities (Note 19)
Stockholders' equity:
Common stock, par value $0.01 per share, 300.0 million shares authorized, 89.9 million and 89.7 million shares issued as of June 30, 2023 and December 31, 2022, respectively	0.9	0.9
Additional paid in capital	607.4	581.8
Retained earnings	3,339.0	3,186.8
Accumulated other comprehensive loss	(98.7)	(102.4)
Total stockholders' equity	3,848.6	3,667.1
Total liabilities and stockholders' equity	$8,106.5	$8,003.8

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Packaging Corporation of America

Consolidated Statements of Cash Flows

(unaudited, dollars in millions)

	Six Months Ended
	June 30,
	2023	2022
Cash Flows from Operating Activities:
Net income	$392.8	$555.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization of intangibles	257.4	224.0
Amortization of deferred financing costs	1.1	1.0
Share-based compensation expense	24.8	21.6
Deferred income tax (benefit) provision	(5.4)	28.8
Net loss on asset disposals	3.2	12.1
Pension and post-retirement benefits expense, net of contributions	9.8	1.7
Other, net	12.7	0.2
Changes in operating assets and liabilities:
(Increase) decrease in assets —
Accounts receivable	7.8	(140.9)
Inventories	(14.9)	(51.7)
Prepaid expenses and other current assets	(17.5)	(27.3)
Increase (decrease) in liabilities —
Accounts payable	(32.2)	25.1
Accrued liabilities	(43.0)	(18.3)
Federal and state income taxes receivable	43.7	12.3
Net cash provided by operating activities	640.3	644.3
Cash Flows from Investing Activities:
Additions to property, plant, and equipment	(238.8)	(397.5)
Additions to other long-term assets	(2.2)	(2.6)
Proceeds from asset disposals	0.4	0.4
Purchases of marketable debt securities	(55.7)	(64.2)
Proceeds from sales of marketable debt securities	1.2	19.9
Proceeds from maturities of marketable debt securities	52.9	44.0
Other, net	—	1.9
Net cash used for investing activities	(242.2)	(398.1)
Cash Flows from Financing Activities:
Repayments of debt and finance lease obligations	(0.9)	(0.9)
Common stock dividends paid	(224.5)	(187.2)
Shares withheld to cover employee restricted stock taxes	(15.6)	(9.5)
Net cash used for financing activities	(241.0)	(197.6)
Net increase in cash and cash equivalents	157.1	48.6
Cash and cash equivalents, beginning of period	320.0	618.7
Cash and cash equivalents, end of period	$477.1	$667.3

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Packaging Corporation of America

Consolidated Statements of Changes in Stockholders’ Equity

(unaudited, dollars in millions and shares in thousands)

	Common Stock		Additional Paid in	Retained	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Earnings	Loss	Equity
Balance at April 1, 2023	89,932	$0.9	$597.8	$3,259.3	$(100.3)	$3,757.7
Common stock withheld and retired to cover taxes on vested stock awards	(83)	—	(0.7)	(10.1)	—	(10.8)
Common stock dividends declared	—	—	—	(112.9)	—	(112.9)
Share-based compensation and other	67	—	10.3	—	—	10.3
Comprehensive income	—	—	—	202.7	1.6	204.3
Balance at June 30, 2023	89,916	$0.9	$607.4	$3,339.0	$(98.7)	$3,848.6

	Common Stock		Additional Paid in	Retained	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Earnings	Loss	Equity
Balance at April 1, 2022	93,704	$0.9	$591.7	$3,261.9	$(75.2)	$3,779.3
Common stock withheld and retired to cover taxes on vested stock awards	(66)	—	(0.5)	(8.7)	—	(9.2)
Common stock dividends declared	—	—	—	(117.7)	—	(117.7)
Share-based compensation and other	48	—	9.8	—	—	9.8
Comprehensive income	—	—	—	301.5	0.8	302.3
Balance at June 30, 2022	93,686	$0.9	$601.0	$3,437.0	$(74.4)	$3,964.5

	Common Stock		Additional Paid in	Retained	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Earnings	Loss	Equity
Balance at January 1, 2023	89,695	$0.9	$581.8	$3,186.8	$(102.4)	$3,667.1
Common stock withheld and retired to cover taxes on vested stock awards	(119)	—	(1.1)	(14.5)	—	(15.6)
Common stock dividends declared	—	—	—	(226.1)	—	(226.1)
Share-based compensation and other	340	—	26.7	—	—	26.7
Comprehensive income	—	—	—	392.8	3.7	396.5
Balance at June 30, 2023	89,916	$0.9	$607.4	$3,339.0	$(98.7)	$3,848.6

	Common Stock		Additional Paid in	Retained	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Earnings	Loss	Equity
Balance at January 1, 2022	93,539	$0.9	$579.4	$3,102.1	$(75.2)	$3,607.2
Common stock withheld and retired to cover taxes on vested stock awards	(67)	—	(0.6)	(8.9)	—	(9.5)
Common stock dividends declared	—	—	—	(211.9)	—	(211.9)
Share-based compensation and other	214	—	22.2	—	—	22.2
Comprehensive income	—	—	—	555.7	0.8	556.5
Balance at June 30, 2022	93,686	$0.9	$601.0	$3,437.0	$(74.4)	$3,964.5

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

The consolidated financial statements of PCA as of June 30, 2023 and for the three and six months ended June 30, 2023 and 2022 are unaudited but include all adjustments (consisting only of normal recurring adjustments) that management considers necessary for a fair presentation of such financial statements. The preparation of the consolidated financial statements involves the use of estimates and accruals. Actual results may vary from those estimates. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with Article 10 of Regulation S-X of the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete audited financial statements. Operating results for the three and six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. These consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2022.

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

Effective April 1, 2023, we adopted ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. ASU 2020-04 provides optional guidance for a limited period of time to ease the potential burden in accounting for, or recognizing the effects of, reference rate reform on financial reporting. The amendments in this Update are elective and apply to all entities, subject to meeting certain criteria, that have contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. In January 2021, the FASB issued ASU 2021-01, which extends some of the optional expedients under Topic 848 to include derivative contracts impacted by discounting transition. In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, which further extends the relief offered in this series of ASUs through December 31, 2024. Companies can apply these ASUs immediately. The ASUs can be adopted on a full retrospective basis as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or on a prospective basis to any new modification from any date within an interim period that includes or is subsequent to the date of the issuance of a final Update, up to the date that financial statements are available to be issued. The Company's fixed-rate outstanding debt will not be impacted by the reference rate reform. In April 2023, we amended our Senior Unsecured Credit Agreement to formally replace the LIBOR benchmark rate with the Term SOFR rate. The amendment of this agreement and the reference rate reform will not have a significant impact on the Company's financial position or related disclosures.

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

The following table presents our revenues disaggregated by product line (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Packaging	$1,790.3	$2,066.9	$3,598.9	$4,031.3
Paper	142.8	149.8	293.7	303.3
Corporate and Other	19.0	20.6	35.8	39.1
Total revenue	$1,952.1	$2,237.3	$3,928.4	$4,373.7

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

4. Earnings Per Share

The following table sets forth the computation of basic and diluted income per common share for the periods presented (dollars and shares in millions, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Numerator:	2023	2022	2023	2022
Net income	$202.7	$301.5	$392.8	$555.7
Less: Distributed and undistributed earnings allocated to participating securities	(1.9)	(2.6)	(3.5)	(4.6)
Net income attributable to common shareholders	$200.8	$298.9	$389.3	$551.1
Denominator:
Weighted average basic common shares outstanding	89.1	92.9	89.1	92.9
Effect of dilutive securities	0.4	0.5	0.4	0.4
Weighted average diluted common shares outstanding	89.5	93.4	89.5	93.3
Basic income per common share	$2.25	$3.22	$4.37	$5.93
Diluted income per common share	$2.24	$3.20	$4.35	$5.91

5. Other Income (Expense), Net

The components of other income (expense), net, were as follows (dollars in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Asset disposals and write-offs	$(6.6)	$(13.8)	$(13.2)	$(26.4)
Facilities closure and other income (costs) (a)	(2.4)	0.5	(7.1)	0.1
Jackson mill conversion-related activities (b)	(1.8)	(1.7)	(1.5)	(2.1)
Other	(3.9)	(1.3)	(5.4)	(3.5)
Total	$(14.7)	$(16.3)	$(27.2)	$(31.9)

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

6. Income Taxes

For the three months ended June 30, 2023 and 2022, we recorded $65.1 million and $99.1 million of income tax expense and had an effective tax rate of 24.3% and 24.7%, respectively. The decrease in our effective tax rate for the three months ended June 30, 2023 compared to the same period in 2022 was primarily due to favorable employee restricted stock and performance unit vests with higher excess tax benefits and higher net favorable state tax law changes partially offset by higher nondeductible employee remuneration paid to covered employees.

For the six months ended June 30, 2023 and 2022, we recorded $128.3 million and $185.3 million of income tax expense and had an effective tax rate of 24.6% and 25.0%, respectively. The decrease in our effective tax rate for the six months ended June 30, 2023 compared to the same period in 2022 was primarily due to favorable employee restricted stock and performance unit vests with higher excess tax benefits and higher net favorable state tax law changes partially offset by higher nondeductible employee remuneration paid to covered employees.

Our current effective tax rate is higher than the federal statutory income tax rate of 21.0% due primarily to the effect of state and local income taxes. During the six months ended June 30, 2023 and 2022, cash paid for taxes, net of refunds received, was $90.1 million and $144.2 million, respectively. The decrease in cash tax payments between the periods is primarily due to lower 2023 forecasted taxable income.

During the three and six months ended June 30, 2023, there were no significant changes to our uncertain tax positions. For more information, see Note 8, Income Taxes, of the Notes to Consolidated Financial Statements in “Part II, Item 8. Financial Statements and Supplementary Data” of our 2022 Annual Report on Form 10-K.

7. Inventories

We value our raw materials, work in process, and finished goods inventories using lower of cost, as determined by the average cost method, or net realizable value. Supplies and materials are valued at the first-in, first-out (FIFO) or average cost method.

The components of inventories were as follows (dollars in millions):

	June 30,	December 31,
	2023	2022
Raw materials	$329.7	$341.2
Work in process	14.7	16.0
Finished goods	207.2	198.4
Supplies and materials	440.6	421.7
Inventories	$992.2	$977.3

8. Property, Plant, and Equipment

The components of property, plant, and equipment were as follows (dollars in millions):

	June 30,	December 31,
	2023	2022
Land and land improvements	$196.7	$192.4
Buildings	1,056.9	1,023.6
Machinery and equipment	6,877.9	6,709.3
Construction in progress	358.1	440.2
Other	172.5	146.9
Property, plant and equipment, at cost	8,662.1	8,512.4
Less accumulated depreciation	(4,775.4)	(4,612.4)
Property, plant, and equipment, net	$3,886.7	$3,900.0

Depreciation expense for the three months ended June 30, 2023 and 2022 was $117.4 million and $103.5 million, respectively. During the six months ended June 30, 2023 and 2022, depreciation expense was $236.3 million and $202.1 million, respectively. During the six months ended June 30, 2023, we recognized $9.3 million of incremental depreciation expense as a result of corrugated products facilities and design center closures and Jackson mill conversion-related activities. We recognized $1.7 million of incremental depreciation expense during the six months ended June 30, 2022 as a result of Jackson mill conversion-related activities.

At June 30, 2023 and December 31, 2022, purchases of property, plant, and equipment included in accounts payable were $31.2 million and $43.7 million, respectively.

9. Goodwill and Intangible Assets

Goodwill

Goodwill represents the excess of the cost of an acquired business over the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed in a business combination. At both June 30, 2023 and December 31, 2022, we had $922.4 million of goodwill recorded in our Packaging segment, which represents the entire goodwill balance reported on our Consolidated Balance Sheets.

Intangible Assets

Intangible assets are primarily comprised of customer relationships and trademarks and trade names. The weighted average remaining useful life, gross carrying amount, and accumulated amortization of our intangible assets were as follows (dollars in millions):

	June 30, 2023			December 31, 2022
	Weighted Average Remaining Useful Life (in Years)	Gross Carrying Amount	Accumulated Amortization	Weighted Average Remaining Useful Life (in Years)	Gross Carrying Amount	Accumulated Amortization
Customer relationships	7.8	$546.0	$308.9	8.2	$546.0	$290.9
Trademarks and trade names	6.9	41.3	29.8	7.2	41.3	28.6
Other	3.2	4.4	4.3	3.4	4.4	4.3
Total intangible assets (excluding goodwill)	7.7	$591.7	$343.0	8.1	$591.7	$323.8

During the six months ended June 30, 2023 and 2022, amortization expense was $19.2 million and $19.8 million, respectively.

10. Accrued Liabilities

The components of accrued liabilities were as follows (dollars in millions):

	June 30,	December 31,
	2023	2022
Compensation and benefits	$114.9	$159.7
Customer rebates and other credits	30.8	43.8
Medical insurance and workers’ compensation	27.7	26.1
Franchise, property, sales and use taxes	27.0	17.4
Environmental liabilities and asset retirement obligations	4.4	4.1
Severance, retention, and relocation	3.7	1.8
Other	11.4	10.8
Total	$219.9	$263.7

11. Debt

For the six months ended June 30, 2023 and 2022, cash payments for interest were $42.4 million and $43.1 million, respectively.

Included in interest expense, net is the amortization of financing costs. For both the three months ended June 30, 2023 and 2022, amortization of financing costs was $0.4 million, and during the six months ended June 30, 2023 and 2022, amortization of financing costs was $0.8 million for both periods.

At June 30, 2023, we had $2,491.8 million of fixed-rate senior notes outstanding. The fair value of our fixed-rate debt was estimated to be $2,070.8 million. The difference between the book value and fair value is due to the difference between the period-end market interest rate and the stated rate of our fixed-rate debt. We estimated the fair value of our fixed-rate debt using quoted market prices (Level 2 inputs) within the fair value hierarchy, which is further defined in Note 2, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements in "Part II, Item 8. Financial Statements and Supplementary Data" of our 2022 Annual Report on Form 10-K.

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

12. Cash, Cash Equivalents, and Marketable Debt Securities

The following table shows the Company’s cash and available-for-sale ("AFS") debt securities by major asset category at June 30, 2023 and December 31, 2022 (in millions):

	June 30, 2023
	Adjusted Cost Basis	Unrealized Gain	Unrealized Loss	Fair Value	Cash and Cash Equivalents	Short-Term Marketable Debt Securities	Long-Term Marketable Debt Securities
Cash and cash equivalents	$474.4	$—	$—	$474.4	$474.4	$—	$—
Level 1 (a):
U.S. Treasury securities	30.0	—	(0.4)	29.6	—	16.6	13.0
Money market funds	1.7	—	—	1.7	1.7	—	—
Subtotal	31.7	—	(0.4)	31.3	1.7	16.6	13.0
Level 2 (b):
Corporate debt securities	107.6	—	(1.4)	106.2	—	73.9	32.3
U.S. government agency securities	11.8	—	(0.1)	11.7	—	6.4	5.3
Certificates of deposit	6.0	—	—	6.0	1.0	5.0	—
Subtotal	125.4	—	(1.5)	123.9	1.0	85.3	37.6
Total	$631.5	$—	$(1.9)	$629.6	$477.1	$101.9	$50.6

	December 31, 2022
	Adjusted Cost Basis	Unrealized Gain	Unrealized Loss	Fair Value	Cash and Cash Equivalents	Short-Term Marketable Debt Securities	Long-Term Marketable Debt Securities
Cash and cash equivalents	$318.3	$—	$—	$318.3	$318.3	$—	$—
Level 1 (a):
U.S. Treasury securities	24.3	—	(0.4)	23.9	—	16.7	7.2
Money market funds	0.1	—	—	0.1	0.1	—	—
Subtotal	24.4	—	(0.4)	24.0	0.1	16.7	7.2
Level 2 (b):
Corporate debt securities	123.9	—	(2.1)	121.8	1.6	65.7	54.5
U.S. government agency securities	4.5	—	(0.1)	4.4	—	1.2	3.2
Certificates of deposit	1.6	—	—	1.6	—	1.6	—
Subtotal	130.0	—	(2.2)	127.8	1.6	68.5	57.7
Total	$472.7	$—	$(2.6)	$470.1	$320.0	$85.2	$64.9
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

For both the three and six months ended June 30, 2023 and 2022, net realized gains and losses on the sales and maturities of certain marketable debt securities were insignificant.

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

As of June 30, 2023 and December 31, 2022, we do not consider any of the impairments related to our marketable debt securities to be the result of credit losses. Therefore, we have not recorded an allowance for credit losses related to our marketable debt securities. All unrealized gains and losses were recorded in other comprehensive income (OCI).

The following tables provide information about the Company’s marketable debt securities that have been in a continuous loss position as of June 30, 2023 and December 31, 2022 (in millions, except number of marketable debt securities in a loss position):

	June 30, 2023
	Fair Value of Marketable Debt Securities in a Loss Position < 12 Months	Number of Marketable Debt Securities in a Loss Position < 12 Months	Unrealized Losses < 12 Months	Fair Value of Marketable Debt Securities in a Loss Position ≥ 12 Months	Number of Marketable Debt Securities in a Loss Position ≥ 12 Months	Unrealized Losses ≥ 12 Months
Corporate debt securities	$62.9	76	$0.5	$35.9	48	$0.9
U.S. Treasury securities	20.6	20	0.2	9.0	12	0.2
U.S. government agency securities	10.9	18	0.1	0.8	1	—
Certificates of deposit	2.1	3	—	—	—	—
	$96.5	117	$0.8	$45.7	61	$1.1

	December 31, 2022
	Fair Value of Marketable Debt Securities in a Loss Position < 12 Months	Number of Marketable Debt Securities in a Loss Position < 12 Months	Unrealized Losses < 12 Months	Fair Value of Marketable Debt Securities in a Loss Position ≥ 12 Months	Number of Marketable Debt Securities in a Loss Position ≥ 12 Months	Unrealized Losses ≥ 12 Months
Corporate debt securities	$77.0	113	$1.0	$37.9	50	$1.1
U.S. Treasury securities	14.5	14	0.2	9.3	13	0.3
U.S. government agency securities	3.2	5	—	1.3	3	—
	$94.7	132	$1.2	$48.5	66	$1.4

13. Employee Benefit Plans and Other Postretirement Benefits

The components of net periodic benefit cost for our pension plans were as follows (dollars in millions):

	Pension Plans
	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Service cost	$3.6	$4.9	$7.2	$9.9
Interest cost	14.0	8.7	28.0	17.4
Expected return on plan assets	(14.3)	(13.9)	(28.6)	(27.9)
Net amortization of unrecognized amounts
Prior service cost	1.3	0.9	2.6	1.8
Actuarial loss	1.1	0.8	2.1	1.7
Net periodic benefit cost	$5.7	$1.4	$11.3	$2.9

PCA makes pension plan contributions that are sufficient to fund its actuarially determined costs, generally equal to the minimum amounts required by the Employee Retirement Income Security Act (ERISA). From time to time, PCA may make additional discretionary contributions based on the funded status of the plans, tax deductibility, income from operations, and other factors. During the three and six months ended June 30, 2023 and 2022, payments to our nonqualified pension plans were insignificant. During both the three and six months ended June 30, 2023 and 2022, we did not make any contributions to our qualified pension plans. We do not have a required minimum contribution amount for 2023, but we expect to make discretionary contributions to our plans.

For both the three and six months ended June 30, 2023 and 2022, the net periodic benefit cost for our postretirement plans was insignificant.

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

As of June 30, 2023, assuming performance units are paid out at the target level of performance, 0.7 million shares were available for future grants under the current plan. Forfeitures are added back to the pool of shares of common stock available to be granted at a future date.

The following table presents restricted stock and performance unit award activity for the six months ended June 30, 2023:

	Restricted Stock		Performance Units
	Shares	Weighted Average Grant- Date Fair Value	Shares	Weighted Average Grant- Date Fair Value
Outstanding at January 1, 2023	655,914	$117.14	358,449	$109.89
Granted	196,821	134.68	146,331	140.09
Vested (a)	(170,113)	97.33	(132,003)	117.03
Forfeitures	(2,506)	124.83	—	—
Outstanding at June 30, 2023	680,116	$127.15	372,777	$119.22
(a)
Upon payout of the performance unit awards that vested during the period, PCA issued 146,631 shares, which included 14,628 shares for dividends accrued during the performance period.

Compensation Expense

Our share-based compensation expense is primarily recorded in "Selling, general, and administrative expenses." Compensation expense for share-based awards recognized in the Consolidated Statements of Income, net of forfeitures, was as follows (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Restricted stock	$5.6	$5.4	$17.5	$14.7
Performance units	3.9	3.8	7.3	6.9
Total share-based compensation expense	9.5	9.2	24.8	21.6
Income tax benefit	(2.4)	(2.3)	(6.2)	(5.5)
Share-based compensation expense, net of tax benefit	$7.1	$6.9	$18.6	$16.1

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

The unrecognized compensation expense for all share-based awards at June 30, 2023 was as follows (dollars in millions):

	June 30, 2023
	Unrecognized Compensation Expense	Remaining Weighted Average Recognition Period (in years)
Restricted stock	$36.2	2.8
Performance units	29.8	2.6
Total unrecognized share-based compensation expense	$66.0	2.7

15. Stockholders' Equity

Dividends

During the six months ended June 30, 2023, we paid $224.5 million of dividends to shareholders. On May 2, 2023, PCA’s Board of Directors declared a regular quarterly cash dividend of $1.25 per share of common stock, which was paid on July 14, 2023 to shareholders of record as of June 15, 2023. The dividend payment was $112.4 million.

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

The Company did not repurchase any shares of its common stock under this authority during the three and six months ended June 30, 2023. At June 30, 2023, $477.5 million of the authorized amount remained available for repurchase of the Company’s common stock.

Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) (AOCI) by component were as follows (dollars in millions). Amounts in parentheses indicate losses:

	Unrealized Loss On Foreign Exchange Contracts	Unrealized Loss on Marketable Debt Securities	Unfunded Employee Benefit Obligations	Total
Balance at January 1, 2023	$(0.2)	$(1.9)	$(100.3)	$(102.4)
Other comprehensive income before reclassifications, net of tax	—	0.5	—	0.5
Amounts reclassified from AOCI, net of tax	—	—	3.2	3.2
Balance at June 30, 2023	$(0.2)	$(1.4)	$(97.1)	$(98.7)

Reclassifications out of AOCI were as follows (dollars in millions). Amounts in parentheses indicate expenses in the Consolidated Statements of Income:

	Amounts Reclassified from AOCI
	Three Months Ended June 30,		Six Months Ended June 30,
Details about AOCI Components	2023	2022	2023	2022
Unfunded employee benefit obligations (a)
Amortization of prior service costs	$(1.2)	$(0.8)	$(2.4)	$(1.6)	See (a) below
Amortization of actuarial losses	(1.0)	(0.7)	(1.9)	(1.4)	See (a) below
	(2.2)	(1.5)	(4.3)	(3.0)	Total before tax
	0.6	0.4	1.1	0.7	Tax benefit
	$(1.6)	$(1.1)	$(3.2)	$(2.3)	Net of tax

(a)
These AOCI components are included in the computation of net pension and postretirement benefit costs. See Note 13, Employee Benefit Plans and Other Postretirement Benefits, for additional information.

16. Concentrations of Risk

ODP Corporation ("ODP"), formerly Office Depot Inc., along with its subsidiaries and affiliates, is our largest customer in the Paper segment. Our Paper segment has had a long-standing commercial and contractual relationship with ODP. This relationship exposes us to a significant concentration of business and financial risk. Our sales to ODP represented approximately 5% and 4% of our total Company sales for the six month periods ended June 30, 2023 and 2022, respectively, and approximately 63% and 58% of our Paper segment sales revenue for those periods, respectively. For the full year 2022, sales to ODP represented about 48% of our Paper segment sales.

At June 30, 2023 and December 31, 2022, we had $46.9 million and $52.4 million of accounts receivable due from ODP, respectively, which represents approximately 5% of our total Company receivables for both periods.

17. Transactions With Related Parties

Louisiana Timber Procurement Company, L.L.C. ("LTP") is a variable-interest entity that is 50% owned by PCA and 50% owned by Boise Cascade Company ("Boise Cascade"). LTP procures sawtimber, pulpwood, residual chips, and other residual wood fiber to meet the wood and fiber requirements of PCA and Boise Cascade in Louisiana. PCA is the primary beneficiary of LTP and has the power to direct the activities that most significantly affect the economic performance of LTP. Therefore, we consolidate 100% of LTP in our financial statements in our Corporate and Other segment. The carrying amounts of LTP's assets and liabilities (which relate primarily to non-inventory working capital items) on our Consolidated Balance Sheets were $3.4 million at June 30, 2023 and $2.2 million at December 31, 2022. During the three months ended June 30, 2023 and 2022, we recorded $21.1 million and $23.5 million, respectively, and during the six months ended June 30, 2023 and 2022, we recorded $41.2 million and $44.3 million, respectively, of LTP sales to Boise Cascade in "Net Sales" in the Consolidated Statements of Income and approximately the same amount of expenses in "Cost of Sales".

During the three months ended June 30, 2023 and 2022, fiber purchases from related parties were $3.1 million and $3.6 million, respectively, and during the six months ended June 30, 2023 and 2022, fiber purchases from related parties were $6.0 million and $7.4 million, respectively. Most of these purchases related to chip and log purchases by LTP from Boise Cascade's wood products business. These purchases are recorded in "Cost of Sales" in the Consolidated Statements of Income.

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

Selected financial information by reportable segment was as follows (dollars in millions):

	Sales, net
Three Months Ended June 30, 2023	Trade	Intersegment	Total	Operating Income (Loss)
Packaging	$1,785.7	$4.6	$1,790.3	$285.8	(a)
Paper	142.8	—	142.8	29.1	(a)
Corporate and Other	23.6	37.4	61.0	(30.5)
Intersegment eliminations	—	(42.0)	(42.0)	—
	$1,952.1	$—	$1,952.1	284.4
Non-operating pension expense				(2.0)
Interest expense, net				(14.6)
Income before taxes				$267.8

	Sales, net
Three Months Ended June 30, 2022	Trade	Intersegment	Total	Operating Income (Loss)
Packaging	$2,061.7	$5.2	$2,066.9	$419.8	(b)
Paper	149.8	—	149.8	22.7	(b)
Corporate and Other	25.8	37.4	63.2	(26.7)
Intersegment eliminations	—	(42.6)	(42.6)	—
	$2,237.3	$—	$2,237.3	415.8
Non-operating pension income				3.6
Interest expense, net				(18.8)
Income before taxes				$400.6

	Sales, net
Six Months Ended June 30, 2023	Trade	Intersegment	Total	Operating Income (Loss)
Packaging	$3,589.1	$9.8	$3,598.9	$553.7	(a)
Paper	293.7	—	293.7	63.2	(a)
Corporate and Other	45.6	76.0	121.6	(61.9)
Intersegment eliminations	—	(85.8)	(85.8)	—
	$3,928.4	$—	$3,928.4	555.0
Non-operating pension expense				(4.0)
Interest expense, net				(29.9)
Income before taxes				$521.1

	Sales, net
Six Months Ended June 30, 2022	Trade	Intersegment	Total	Operating Income (Loss)
Packaging	$4,021.6	$9.7	$4,031.3	$782.1	(b)
Paper	303.3	—	303.3	45.1	(b)
Corporate and Other	48.8	72.7	121.5	(54.8)
Intersegment eliminations	—	(82.4)	(82.4)	—
	$4,373.7	$—	$4,373.7	772.4
Non-operating pension income				7.3
Interest expense, net				(38.7)
Income before taxes				$741.0

(a)	The three and six months ended June 30, 2023 include the following:
1.

$4.4 million and $5.7 million, respectively, of charges related to the announced discontinuation of production of UFS paper grades on the No. 3 machine at the Jackson, Alabama mill associated with the permanent conversion of the machine to produce linerboard and other paper-to-containerboard conversion related activities.

	2.	$3.9 million and $13.6 million, respectively, of charges consisting of closure costs related to corrugated products facilities and design centers.

(b)	The three and six months ended June 30, 2022 include the following:
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

Guarantees and Indemnifications

We provide guarantees, indemnifications, and other assurances to third parties in the normal course of our business. These include tort indemnifications, product guarantees, environmental assurances, and representations and warranties in commercial agreements. At June 30, 2023, we are not aware of any material liabilities arising from any guarantee, indemnification, or financial assurance we have provided. If we determined such a liability was probable and subject to reasonable determination, we would accrue for it at that time.

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

Overview

PCA is the third largest producer of containerboard products and a leading producer of UFS paper in North America. We operate eight mills and 86 corrugated products manufacturing plants. Our containerboard mills produce linerboard and corrugating medium, which are papers primarily used in the production of corrugated products. Our corrugated products manufacturing plants produce a wide variety of corrugated packaging products, including conventional shipping containers used to protect and transport manufactured goods, multi-color boxes and displays with strong visual appeal that help to merchandise the packaged product in retail locations, and honeycomb protective packaging. In addition, we are a large producer of packaging for meat, fresh fruit and vegetables, processed food, beverages, and other industrial and consumer products. We also manufacture and sell UFS papers, including both commodity and specialty papers, which may have custom or specialized features such as colors, coatings, high brightness, and recycled content. We are headquartered in Lake Forest, Illinois and operate primarily in the United States.

This Item 2 is intended to supplement, and should be read in conjunction with, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2022 Annual Report on Form 10-K.

Executive Summary

Second quarter net sales were $1.95 billion in 2023 and $2.24 billion in 2022. We reported $203 million of net income, or $2.24 per diluted share, during the second quarter of 2023, compared to $302 million, or $3.20 per diluted share, during the same period in 2022. Net income included $6 million of expense for special items in the second quarter of 2023, compared to $2 million of expense for special items in 2022 (discussed below). Excluding special items, net income was $209 million, or $2.31 per diluted share, during the second quarter of 2023, compared to $304 million, or $3.23 per diluted share, in the second quarter of 2022. The decrease in net income was driven primarily by lower volumes in our Packaging and Paper segments, lower prices and mix in our Packaging segment, higher depreciation expense and higher other converting costs. These items were partially offset by lower operating costs, higher prices and mix in our Paper segment, lower scheduled maintenance outage expenses, and a lower tax rate. For additional detail on special items included in reported GAAP results, as well as segment income (loss) excluding special items, earnings before non-operating pension income (expense), interest, income taxes, and depreciation, amortization, and depletion ("EBITDA"), and EBITDA excluding special items, see “Item 2. Reconciliations of Non-GAAP Financial Measures to Reported Amounts.”

Packaging segment income from operations was $286 million in the second quarter of 2023, compared to $420 million in the second quarter of 2022. Packaging segment EBITDA excluding special items was $405 million in the second quarter of 2023 compared to $525 million in the second quarter of 2022. The decrease was due to lower sales and production volumes, lower prices and mix, higher freight and logistics expenses, and higher other converting costs, partially offset by lower operating costs and lower scheduled maintenance outage expenses. Lower sales and production volumes were driven by lower demand compared to peak demand levels in the comparable 2022 period with consumer buying preferences having shifted more towards service-oriented spending, continued inflation, and higher interest rates driving lower purchases of both durable and non-durable goods compared to 2022 levels. Published containerboard index prices declined in January, February, and May. We continued to balance our containerboard production to levels appropriate for our demand and focused on management of our operating costs. During the second quarter of 2023, we temporarily idled our Wallula, WA containerboard mill to help achieve this balance and optimize our cost structure across our containerboard mill system.

Paper segment income from operations was $29 million in the second quarter of 2023, compared to $23 million in the second quarter of 2022. Paper segment EBITDA excluding special items was $39 million in the second quarter of 2023, compared to $32 million in the second quarter of 2022. The increase was due to higher prices and mix and lower freight and logistic expenses, partially offset by lower sales and production volumes and higher operating costs. Published index prices for our cut size office and offset printing papers declined in April and June 2023. We continued to balance our paper production to levels appropriate for our demand and focused on management of our operating costs.

Packaging segment income from operations was $554 million in the first six months of 2023, compared to $782 million in the same period in 2022. Packaging segment EBITDA excluding special items was $797 million in the first six months of 2023 compared to $989 million in the first six months of 2022. The decrease in EBITDA excluding special items was due primarily to lower sales and production volumes, higher freight and logistic expenses, and higher converting costs, partially offset by lower operating costs, higher prices and mix, and lower scheduled outage expenses.

Paper segment income from operations was $63 million in the first six months of 2023, compared to $45 million in the first six months of 2022. Paper segment EBITDA excluding special items was $80 million in the first six months of 2023, compared to $60 million in the same period in 2022. The increase in EBITDA excluding special items was due to higher prices and mix and lower freight and logistic expenses, partially offset by higher operating costs and lower sales and production volumes.

Special Items and Earnings per Diluted Share, Excluding Special Items

A reconciliation of reported earnings per diluted share to earnings per diluted share, excluding special items, for the three and six months ended June 30, 2023 and 2022 is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Earnings per diluted share, as reported	$2.24	$3.20	$4.35	$5.91
Special items:
Jackson mill conversion-related activities (a)	0.04	0.03	0.05	0.04
Facilities closure and other costs (income) (b)	0.03	(0.01)	0.11	—
Total special items	0.07	0.02	0.16	0.04
Earnings per diluted share, excluding special items	$2.31	$ 3.23 (c)	$4.51	$5.95

(a)
For the three and six months ended June 30, 2023, includes $4.4 million and $5.7 million, respectively, of charges related to the announced discontinuation of production of UFS paper grades on the No. 3 machine at the Jackson, Alabama mill associated with the permanent conversion of the machine to produce linerboard and other paper-to-containerboard conversion related activities. For the three and six months ended June 30, 2022, these amounts were $3.9 million and $5.4 million, respectively.

(b)
For the three and six months ended June 30, 2023, includes $3.9 million and $13.6 million, respectively, of closure costs related to corrugated products facilities and design centers. For the three and six months ended June 30, 2022, includes $0.9 million and $0.3 million, respectively, of income primarily consisting of insurance proceeds received for a natural disaster at one of the corrugated products facilities and a favorable lease buyout for a closed corrugated products facility, partially offset by closure costs related to corrugated products facilities and acquisition and integration costs related to the December 2021 Advance Packaging Corporation acquisition.
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

Industry and Business Conditions

Trade publications reported North American industry-wide corrugated products shipments in total and per work day were down (7.9%) during the second quarter of 2023 compared to the same quarter of 2022. Reported industry containerboard production decreased (11.5%) compared to the second quarter of 2022. Reported industry containerboard inventories at the end of the second quarter of 2023 were approximately 2.6 million tons, down (9.7%) compared to the same period in 2022. Reported containerboard export shipments were down (18.8%) compared to the second quarter of 2022. In January 2023, index prices decreased $10 per ton for linerboard and $30 per ton for corrugating medium, followed by an additional decrease in February of $20 per ton, each. In May 2023, index prices decreased $20 per ton for linerboard and $40 per ton for corrugating medium.

The market for communication papers competes heavily with electronic data transmission and document storage alternatives. Increasing shifts to these alternatives have reduced usage of traditional print media and communication papers. Trade publications reported North American UFS paper shipments were down (10.1%) in the second quarter of 2023 compared to the same quarter of 2022. Average prices reported by a trade publication for cut size office papers were lower by $23 per ton, or (1.6%) in the second quarter of 2023, compared to the first quarter of 2023, and higher by $72 per ton, or 5.1%, compared to the second quarter of 2022. In April 2023, index prices declined $20 per ton for cut size office papers and $30 per ton for offset printing papers. In June 2023, index prices declined $10 per ton for cut size office papers and offset printing papers.

Outlook

Looking ahead to the third quarter, in the Packaging segment, although there will be one less shipping day for the corrugated business, we expect shipments per day to improve versus the second quarter. However, prices will be lower as a result of the previously published domestic containerboard price decreases along with slightly lower export prices. In the Paper segment, we expect seasonally stronger volume from back-to-school shipments, although prices are expected to trend lower based on the recent declines in index prices. Operating and converting costs are expected to increase slightly due to higher recycled fiber prices and seasonal energy usage. Scheduled outage expenses will be higher, driven by the scheduled maintenance planned at our International Falls, MN mill. Finally, we estimate our depreciation expense, freight expense and tax rate to be slightly higher as well. Considering these items, we expect third quarter earnings to be lower than the second quarter.

Results of Operations

Three Months Ended June 30, 2023, compared to Three Months Ended June 30, 2022

The historical results of operations of PCA for the three months ended June 30, 2023 and 2022 are set forth below (dollars in millions):

	Three Months Ended
	June 30,
	2023	2022	Change
Packaging	$1,790.3	$2,066.9	$(276.6)
Paper	142.8	149.8	(7.0)
Corporate and Other	61.0	63.2	(2.2)
Intersegment eliminations	(42.0)	(42.6)	0.6
Net sales	$1,952.1	$2,237.3	$(285.2)

Packaging	$285.8	$419.8	$(134.0)
Paper	29.1	22.7	6.4
Corporate and Other	(30.5)	(26.7)	(3.8)
Income from operations	$284.4	$415.8	$(131.4)
Non-operating pension (expense) income	(2.0)	3.6	(5.6)
Interest expense, net	(14.6)	(18.8)	4.2
Income before taxes	267.8	400.6	(132.8)
Income tax provision	(65.1)	(99.1)	34.0
Net income	$202.7	$301.5	$(98.8)
Non-GAAP Measures (a)
Net income excluding special items	$208.9	$303.7	$(94.8)
Consolidated EBITDA	412.3	530.1	(117.8)
Consolidated EBITDA excluding special items	417.5	532.6	(115.1)
Packaging EBITDA	402.1	525.8	(123.7)
Packaging EBITDA excluding special items	405.3	525.3	(120.0)
Paper EBITDA	36.8	28.5	8.3
Paper EBITDA excluding special items	38.8	31.5	7.3

(a)
See “Reconciliations of Non-GAAP Financial Measures to Reported Amounts” included in this Item 2 for a reconciliation of non-GAAP measures to the most comparable GAAP measure.

Net Sales

Net sales decreased $285 million, or (12.7%), to $1,952 million during the three months ended June 30, 2023, compared to $2,237 million during the same period in 2022.

Packaging. Net sales decreased $277 million, or (13.4%), to $1,790 million, compared to $2,067 million in the second quarter of 2022 due to lower containerboard and corrugated products volume ($207 million) and lower prices and mix ($70 million). In the second quarter of 2023, export and domestic containerboard outside shipments decreased (22.5%) compared to the second quarter of 2022. Our total corrugated products shipments were down (9.8%) in total and per workday, compared to the same period in 2022. In the second quarter of 2023, our domestic containerboard prices were (9.9%) lower, while export prices were (29.3%) lower, than the same period in 2022.

Paper. Net sales decreased $7 million, or (4.7%), to $143 million, compared to $150 million in the second quarter of 2022, due to lower volume ($22 million), partially offset by higher prices and mix ($15 million).

Gross Profit

Gross profit decreased $144 million during the three months ended June 30, 2023, compared to the same period in 2022. The decrease was driven primarily by lower volumes in our Packaging and Paper segments, lower prices and mix in our Packaging segment, and higher depreciation expense, partially offset by lower operating costs, higher prices and mix in our Paper segment, and lower scheduled maintenance outage expenses. In the three months ended June 30, 2023, gross profit included $3 million of special items primarily related to Jackson mill conversion-related activities and closure costs related to corrugated products facilities. In the three months ended June 30, 2022, gross profit included $2 million of special items for charges related to Jackson mill conversion-related activities and acquisition and integration costs related to Advance Packaging, partially offset by income related to a favorable lease buyout for a closed corrugated facility.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses (“SG&A”) decreased $11 million during the three months ended June 30, 2023, compared to the same period in 2022. The decrease was primarily due to employee-related expenses, outside services, and insurance.

Other Expense, Net

Other income (expense), net, for the three months ended June 30, 2023 and 2022 are set forth below (dollars in millions):

	Three Months Ended
	June 30,
	2023	2022
Asset disposals and write-offs	$(6.6)	$(13.8)
Facilities closure and other income (costs)	(2.4)	0.5
Jackson mill conversion-related activities	(1.8)	(1.7)
Other	(3.9)	(1.3)
Total	$(14.7)	$(16.3)

We discuss these items in more detail in Note 5, Other Expense, Net, of the Condensed Notes to Unaudited Quarterly Consolidated Financial Statements in “Part I, Item 1. Financial Statements” of this Form 10-Q.

Income from Operations

Income from operations decreased $131 million, or (31.6%), during the three months ended June 30, 2023, compared to the same period in 2022. The second quarter of 2023 included $8 million of special items expense primarily related to closure costs related to corrugated products facilities and Jackson mill conversion-related activities, compared to $3 million of special items expense primarily related to costs from Jackson mill conversion-related activities, closure costs related to corrugated products facilities, and expenses related to the acquisition of Advance Packaging Corporation, partially offset by income related to storm damage proceeds and a favorable lease buyout for a closed corrugated facility in the second quarter of 2022.

Packaging. Packaging segment income from operations decreased $134 million to $286 million, compared to $420 million during the three months ended June 30, 2022. The decrease related primarily to lower sales and production volumes ($109 million), lower containerboard and corrugated products prices and mix ($56 million), higher depreciation expense ($10 million), higher freight expenses ($4 million), and higher other converting costs ($4 million), partially offset by lower operating costs ($46 million), lower annual outage expenses ($4 million), and other costs ($3 million). Special items during the second quarter of 2023 included $4 million of expense primarily related to closure costs related to corrugated products facilities, compared to $1 million of income primarily related to storm damage insurance proceeds and a favorable lease buyout for a closed corrugated facility, net of costs for Jackson mill conversion-related activities, corrugated facility closures, and acquisition and integration-related costs in the second quarter of 2022.

Paper. Paper segment income from operations increased $6 million to $29 million, compared to $23 million during the three months ended June 30, 2022. The increase primarily related to higher prices and mix ($15 million) and lower freight expenses ($3 million), partially offset by lower sales and production volumes ($8 million) and higher operating costs ($3 million). Special items during the second quarter of 2023 and 2022 included $4 million of expense for Jackson mill conversion-related activities.

Non-Operating Pension Expense, Interest Expense, Net and Income Taxes

Non-operating pension expense increased $6 million during the three months ended June 30, 2023, compared to the same period in 2022. The increase in non-operating pension expense was primarily related to unfavorable 2022 asset performance, partially offset by assumption changes.

Interest expense, net for the three months ended June 30, 2023 decreased $4 million when compared to the same period in 2022. The decrease in interest expense, net was primarily due to higher interest income due to higher rates on invested cash balances compared to the same period in 2022.

During the three months ended June 30, 2023, we recorded $65 million of income tax expense, compared to $99 million of expense during the three months ended June 30, 2022. The effective tax rate for the three months ended June 30, 2023 and 2022 was 24.3% and 24.7%, respectively. The decrease in our effective tax rate for the three months ended June 30, 2023 compared to the same period in 2022 was primarily due to favorable employee restricted stock and performance unit vests with higher excess tax benefits and higher net favorable state tax law changes partially offset by higher nondeductible employee remuneration paid to covered employees.

Six Months Ended June 30, 2023, compared to Six Months Ended June 30, 2022

The historical results of operations of PCA for the six months ended June 30, 2023 and 2022 are set forth below (dollars in millions):

	Six Months Ended
	June 30,
	2023	2022	Change
Packaging	$3,598.9	$4,031.3	$(432.4)
Paper	293.7	303.3	(9.6)
Corporate and Other	121.6	121.5	0.1
Intersegment eliminations	(85.8)	(82.4)	(3.4)
Net sales	$3,928.4	$4,373.7	$(445.3)

Packaging	$553.7	$782.1	$(228.4)
Paper	63.2	45.1	18.1
Corporate and Other	(61.9)	(54.8)	(7.1)
Income from operations	$555.0	$772.4	$(217.4)
Non-operating pension (expense) income	(4.0)	7.3	(11.3)
Interest expense, net	(29.9)	(38.7)	8.8
Income before taxes	521.1	741.0	(219.9)
Income tax provision	(128.3)	(185.3)	57.0
Net income	$392.8	$555.7	$(162.9)
Non-GAAP Measures (a)
Net income excluding special items	$407.3	$559.5	$(152.2)
Consolidated EBITDA	812.5	996.4	(183.9)
Consolidated EBITDA excluding special items	822.4	999.8	(177.4)
Packaging EBITDA	788.9	989.0	(200.1)
Packaging EBITDA excluding special items	796.8	989.2	(192.4)
Paper EBITDA	77.9	57.2	20.7
Paper EBITDA excluding special items	79.9	60.4	19.5

(a)
See “Reconciliations of Non-GAAP Financial Measures to Reported Amounts” included in this Item 2 for a reconciliation of non-GAAP measures to the most comparable GAAP measure.

Net Sales

Net sales decreased $445 million, or (10.2%), to $3,928 million during the six months ended June 30, 2023, compared to $4,374 million during the same period in 2022.

Packaging. Net sales decreased $432 million, or (10.7%), to $3,599 million, compared to $4,031 million in the six months ended June 30, 2022, due to lower containerboard and corrugated products volume ($435 million), partially offset by higher containerboard and corrugated products prices and mix ($3 million). In the first six months of 2023, our domestic containerboard prices were (6.7%) lower, while export prices were (23.0%) lower, than the same period in 2022. In the first six months of 2023, export and domestic containerboard outside shipments decreased (24.9%) compared to the first six months of 2022. Total corrugated products shipments were down (11.3%) in total and per workday compared to the same period in 2022.

Paper. Net sales during the six months ended June 30, 2023 decreased $10 million, or (3.2%), to $294 million, compared to $303 million in the six months ended June 30, 2022, due to lower volume ($47 million), partially offset by higher prices and mix ($38 million).

Gross Profit

Gross profit decreased $246 million during the six months ended June 30, 2023, compared to the same period in 2022. The decrease was driven primarily by lower volumes in our Packaging and Paper segments, higher depreciation expense, higher freight and logistics expense, and higher converting costs, partially offset by lower operating costs, higher prices and mix in our Packaging and Paper segments, and lower scheduled maintenance outage expenses. In the six months ended June 30, 2023, gross profit included $10 million of special items expense primarily related to closure costs related to corrugated products facilities and Jackson mill conversion-related activities. In the six months ended June 30, 2022, gross profit included $3 million of special items expense primarily related to Jackson mill conversion-related activities and acquisition and integration costs related to Advance Packaging, partially offset by income related to a favorable lease buyout for a closed corrugated facility.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses (“SG&A”) decreased $24 million during the six months ended June 30, 2023, compared to the same period in 2022. The decrease was primarily due to lower bad debt expense, employee-related expenses, and outside services.

Other Expense, Net

Other income (expense), net, for the six months ended June 30, 2023 and 2022 are set forth below (dollars in millions):

	Six Months Ended
	June 30,
	2023	2022
Asset disposals and write-offs	$(13.2)	$(26.4)
Facilities closure and other income (costs)	(7.1)	0.1
Jackson mill conversion-related activities	(1.5)	(2.1)
Other	(5.4)	(3.5)
Total	$(27.2)	$(31.9)

We discuss these items in more detail in Note 5, Other Expense, Net, of the Condensed Notes to Unaudited Quarterly Consolidated Financial Statements in “Part I, Item 1. Financial Statements” of this Form 10-Q.

Income from Operations

Income from operations decreased $217 million, or (28.1%), during the six months ended June 30, 2023, compared to the same period in 2022. The first six months of 2023 included $19 million of special items expense primarily related to corrugated facility closure costs and Jackson mill conversion-related costs, compared to $5 million of special items expense primarily related to Jackson mill conversion-related costs, corrugated facility closure costs, and acquisition and integration costs related to Advance Packaging, partially offset by income related to storm damage proceeds and a favorable lease buyout for a closed corrugated facility in the same period of 2022.

Packaging. Packaging segment income from operations decreased $228 million to $554 million during the first six months of 2023, compared to the same period last year. The decrease related primarily to lower sales and production volumes ($228 million), higher depreciation expense ($23 million), higher freight expenses ($13 million), and higher converting costs ($3 million), partially offset by lower operating costs ($24 million), higher containerboard and corrugated products prices and mix ($17 million), lower annual outage expenses ($5 million), and other costs ($6 million). Special items during the first six months of 2023 included $13 million of expense related to corrugated facility closure costs. There was no impact from special items during the first six months of 2022.

Paper. Paper segment income from operations increased $18 million to $63 million, compared to the six months ended June 30, 2022. The increase primarily related to higher prices and mix ($38 million) and lower freight expenses ($8 million), partially offset by lower sales and production volumes ($13 million), and higher operating costs ($14 million). Special items during the first six months of 2023 and 2022 included $6 million and $5 million, respectively, of expense related to Jackson mill conversion-related activities.

Non-Operating Pension Expense, Interest Expense, and Income Taxes

Non-operating pension expense increased $11 million during the six months ended June 30, 2023, compared to the same period in 2022. The increase in non-operating pension expense was primarily related to unfavorable 2022 asset performance, partially offset by assumption changes.

Interest expense, net decreased $9 million during the six months ended June 30, 2023, compared to the same period in 2022. The decrease in interest expense, net was primarily due to higher interest income in 2023 due to higher rates on invested cash balances during the first half of 2023, compared to the same period in 2022.

During the six months ended June 30, 2023, we recorded $128 million of income tax expense, compared to $185 million of expense during the six months ended June 30, 2022. The effective tax rate for the six months ended June 30, 2023 and 2022 was 24.6% and 25.0%, respectively. The decrease in our effective tax rate for the six months ended June 30, 2023 compared to the same period in 2022 was primarily due to favorable employee restricted stock and performance unit vests with higher excess tax benefits and higher net favorable state tax law changes partially offset by higher nondeductible employee remuneration paid to covered employees.

Liquidity and Capital Resources

Sources and Uses of Cash

Our primary sources of liquidity are net cash provided by operating activities and available borrowing capacity under our revolving credit facility. At June 30, 2023, we had $477 million of cash and cash equivalents, $153 million of marketable debt securities, and $323 million of unused borrowing capacity under the revolving credit facility, net of letters of credit. Currently, our primary uses of cash are for operations, capital expenditures, acquisitions, debt service, common stock dividends, and repurchases of common stock. We believe that net cash generated from operating activities, cash on hand, available borrowings under our revolving credit facility, and available capital through access to capital markets will be adequate to meet our liquidity and capital requirements, including payments of any declared common stock dividends, for the foreseeable future. As our debt or credit facilities become due, we will need to repay, extend, or replace such facilities. Our ability to do so will be subject to future economic conditions and financial, business, and other factors, many of which are beyond our control.

Below is a summary table of our cash flows, followed by a discussion of our sources and uses of cash through operating activities, investing activities, and financing activities (dollars in millions):

	Six Months Ended
	June 30,
	2023	2022	Change
Net cash provided by (used for):
Operating activities	$640.3	$644.3	$(4.0)
Investing activities	(242.2)	(398.1)	155.9
Financing activities	(241.0)	(197.6)	(43.4)
Net increase in cash and cash equivalents	$157.1	$48.6	$108.5

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

During the six months ended June 30, 2023, net cash provided by operating activities was $640 million, compared to $644 million in the same period in 2022, a decrease of $4 million. Cash from operations excluding changes in cash used for operating assets and liabilities decreased $149 million primarily due to lower income from operations in 2023 as discussed above. Cash from operations increased by $145 million due to changes in operating assets and liabilities primarily due to the following:

a)
a favorable change in accounts receivable levels in the first six months of 2023 compared to the same period in 2022 primarily due to lower sales volumes in the Packaging segment during the first six months of 2023; and
b)
a favorable change in inventories in the first six months of 2023 compared to the same period in 2022 primarily due to a decrease in inventory levels for finished goods and raw materials in the Packaging segment during the first six months of 2023.

These favorable changes were partially offset by an unfavorable change in accounts payable in the first six months of 2023 compared to the same period in 2022 primarily due to lower production and sales volumes, which resulted in lower purchasing and manufacturing activities.

Investing Activities

We used $242 million for investing activities during the six months ended June 30, 2023 compared to $398 million during the same period in 2022. We spent $239 million for internal capital investments during the six months ended June 30, 2023, compared to $398 million during the same period in 2022.

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

Financing Activities

During the six months ended June 30, 2023, net cash used for financing activities was $241 million, compared to $198 million of net cash used for financing activities during the same period in 2022. We paid $225 million of dividends during the first six months of 2023, compared to $187 million of dividends paid during the comparable period in 2022.

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

Reconciliations of Non-GAAP Financial Measures to Reported Amounts

Income from operations excluding special items, net income excluding special items, EBITDA, and EBITDA excluding special items are non-GAAP financial measures. Management excludes special items, as it believes that these items are not necessarily reflective of the ongoing operations of our business. These measures are presented because they provide a means to evaluate the performance of our segments and our Company on an ongoing basis using the same measures that are used by our management, because these measures assist in providing a meaningful comparison between periods and because these measures are frequently used by investors and other interested parties in the evaluation of companies and the performance of their segments. Any analysis of non-GAAP financial measures should be done in conjunction with results presented in accordance with GAAP. The non-GAAP measures are not intended to be substitutes for GAAP financial measures and should not be used as such. Reconciliations of the non-GAAP measures to the most comparable measure reported in accordance with GAAP for the three and six months ended June 30, 2023 and 2022 follow (dollars in millions):

	Three Months Ended June 30,
	2023			2022
	Income before Taxes	Income Taxes	Net Income	Income before Taxes	Income Taxes	Net Income
As reported in accordance with GAAP	$267.8	$(65.1)	$202.7	$400.6	$(99.1)	$301.5
Special items:
Jackson mill conversion-related activities (a)	4.4	(1.1)	3.3	3.9	(1.0)	2.9
Facilities closure and other costs (income) (b)	3.9	(1.0)	2.9	(0.9)	0.2	(0.7)
Total special items	8.3	(2.1)	6.2	3.0	(0.8)	2.2
Excluding special items	$276.1	$(67.2)	$208.9	$403.6	$(99.9)	$303.7

	Six Months Ended June 30,
	2023			2022
	Income before Taxes	Income Taxes	Net Income	Income before Taxes	Income Taxes	Net Income
As reported in accordance with GAAP	$521.1	$(128.3)	$392.8	$741.0	$(185.3)	$555.7
Special items:
Facilities closure and other costs (income) (b)	13.6	(3.4)	10.2	(0.3)	0.1	(0.2)
Jackson mill conversion-related activities (a)	5.7	(1.4)	4.3	5.4	(1.4)	4.0
Total special items	19.3	(4.8)	14.5	5.1	(1.3)	3.8
Excluding special items	$540.4	$(133.1)	$407.3	$746.1	$(186.6)	$559.5

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

The following table reconciles net income to EBITDA and EBITDA excluding special items for the periods indicated (dollars in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net income	$202.7	$301.5	$392.8	$555.7
Non-operating pension expense (income)	2.0	(3.6)	4.0	(7.3)
Interest expense, net	14.6	18.8	29.9	38.7
Income tax provision	65.1	99.1	128.3	185.3
Depreciation, amortization, and depletion	127.9	114.3	257.5	224.0
EBITDA	$412.3	$530.1	$812.5	$996.4

Special items:
Facilities closure and other costs (income)	3.2	(0.9)	8.2	(0.3)
Jackson mill conversion-related activities	2.0	3.4	1.7	3.7
Total special items	5.2	2.5	9.9	3.4
EBITDA excluding special items	$417.5	$532.6	$822.4	$999.8

The following table reconciles segment income (loss) to EBITDA and EBITDA excluding special items for the periods indicated (dollars in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Packaging
Segment income	$285.8	$419.8	$553.7	$782.1
Depreciation, amortization, and depletion	116.3	106.0	235.2	206.9
EBITDA	402.1	525.8	788.9	989.0
Facilities closure and other costs (income)	3.2	(0.9)	8.2	(0.3)
Jackson mill conversion-related activities	—	0.4	(0.3)	0.5
EBITDA excluding special items	$405.3	$525.3	$796.8	$989.2

Paper
Segment income	$29.1	$22.7	$63.2	$45.1
Depreciation, amortization, and depletion	7.7	5.8	14.7	12.1
EBITDA	36.8	28.5	77.9	57.2
Jackson mill conversion-related activities	2.0	3.0	2.0	3.2
EBITDA excluding special items	$38.8	$31.5	$79.9	$60.4

Corporate and Other
Segment loss	$(30.5)	$(26.7)	$(61.9)	$(54.8)
Depreciation, amortization, and depletion	3.9	2.5	7.6	5.0
EBITDA	(26.6)	(24.2)	(54.3)	(49.8)
EBITDA excluding special items	$(26.6)	$(24.2)	$(54.3)	$(49.8)

EBITDA	$412.3	$530.1	$812.5	$996.4

EBITDA excluding special items	$417.5	$532.6	$822.4	$999.8

Market Risk and Risk Management Policies

PCA is exposed to the impact of commodity price changes, interest rate changes, and changes in the market value of its financial instruments. To manage these risks, we may from time to time enter into transactions, including certain physical commodity transactions, that are determined to be derivatives. As of June 30, 2023, we are party to certain physical commodity transactions related to natural gas supply contracts. These contracts qualify for the normal purchase normal sale ("NPNS") exception, and we have elected that exception. For a discussion of derivatives and hedging activities, see Note 2, Summary of Significant Account Policies, of the Notes to Consolidated Financial Statements in “Part II, Item 8. Financial Statements and Supplementary Data” of our 2022 Annual Report on Form 10-K.

At June 30, 2023, interest rates on 100% of PCA’s outstanding debt are fixed.

Off-Balance-Sheet Activities

The Company does not have any off-balance sheet arrangements as of June 30, 2023.

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

PCA has included in its 2022 Annual Report on Form 10-K a discussion of its critical accounting policies and estimates which require management’s most difficult, subjective, or complex judgments used in the preparation of its consolidated financial statements. PCA has not had any changes to these critical accounting estimates during the first six months of 2023.

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

Prior to filing this report, PCA completed an evaluation under the supervision and with the participation of PCA’s management, including PCA’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of PCA’s disclosure controls and procedures as of June 30, 2023. The evaluation of PCA’s disclosure controls and procedures included a review of the controls’ objectives and design, PCA’s implementation of the controls, and the effect of the controls on the information generated for use in this report. Based on this evaluation, PCA’s Chief Executive Officer and Chief Financial Officer concluded that PCA’s disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2023.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule13a-15(f) under the Exchange Act) that occurred during the most recent fiscal quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table presents information related to our repurchases of common stock made under repurchase plans authorized by PCA's Board of Directors, and shares withheld to cover taxes on vesting of equity awards, during the three months ended June 30, 2023:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in millions)
April 1-30, 2023	—	$—	—	$477.5
May 1-31, 2023	670	138.32	—	477.5
June 1-30, 2023	82,922	129.39	—	477.5
Total	83,592	$129.46	—	$477.5
(a)
All shares were withheld from employees to cover income and payroll taxes on equity awards that vested during the period.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

During the three months ended June 30, 2023, none of the Company's directors or officers adopted or terminated any contract, instruction, or written plan for the purchase or sale of our securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any non-Rule 10b5-1 trading arrangements as defined in Item 408(a) of Regulation S-K.

Item 6. EXHIBITS

Exhibit Number	Description

10.1	First Amendment to Credit Agreement, dated April 27, 2023, between Packaging Corporation of America and the lenders and agents named therein. †

31.1	Certification of Chief Executive Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. †

31.2	Certification of Chief Financial Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. †

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document. †

101.SCH	Inline XBRL Taxonomy Extension Schema Document. †

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document. †

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document. †

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document. †

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document. †

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101). †

† Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Packaging Corporation of America

/s/ PAMELA A. BARNES
Pamela A. Barnes Senior Vice President, Finance and Controller

Date: August 4, 2023