Form 10-Q
period 2024-06-30
PACKAGING CORP OF AMERICA
filed 2024-08-08
CIK 75677

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

As of August 2, 2024, the Registrant had outstanding 89,811,810 shares of common stock, par value $0.01 per share.

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

i

PART I

FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Packaging Corporation of America

Consolidated Statements of Income and Comprehensive Income

(unaudited, dollars in millions, except per-share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Statements of Income:
Net sales	$2,075.3	$1,952.1	$4,054.8	$3,928.4
Cost of sales	(1,637.6)	(1,507.4)	(3,246.7)	(3,052.3)
Gross profit	437.7	444.7	808.1	876.1
Selling, general and administrative expenses	(149.5)	(145.6)	(301.3)	(293.9)
Other expense, net	(12.2)	(14.7)	(34.8)	(27.2)
Income from operations	276.0	284.4	472.0	555.0
Non-operating pension income (expense)	1.1	(2.0)	2.2	(4.0)
Interest expense, net	(10.4)	(14.6)	(19.9)	(29.9)
Income before taxes	266.7	267.8	454.3	521.1
Provision for income taxes	(67.8)	(65.1)	(108.4)	(128.3)
Net income	$198.9	$202.7	$345.9	$392.8
Net income per common share:
Basic	$2.22	$2.25	$3.86	$4.37
Diluted	$2.21	$2.24	$3.84	$4.35
Dividends declared per common share	$1.25	$1.25	$2.50	$2.50
Statements of Comprehensive Income:
Net income	198.9	202.7	345.9	392.8
Other comprehensive income, net of tax:
Changes in unrealized losses on marketable debt securities, net of tax of $0.0 million, $0.0 million, $0.0 million, and ($0.2) million, respectively	(0.1)	—	(0.2)	0.5
Amortization of pension and postretirement plans actuarial loss and prior service cost, net of tax of ($0.3) million, ($0.6) million, ($0.7) million, and ($1.1) million, respectively	1.1	1.6	2.1	3.2
Other comprehensive income	1.0	1.6	1.9	3.7
Comprehensive income	$199.9	$204.3	$347.8	$396.5

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Packaging Corporation of America

Consolidated Balance Sheets

(unaudited, dollars and shares in millions, except per-share data)

	June 30,	December 31,
	2024	2023
ASSETS
Current Assets:
Cash and cash equivalents	$613.6	$648.0
Short-term marketable debt securities ($90.8 million and $93.5 million measured at fair value as of June 30, 2024 and December 31, 2023, respectively)	490.8	493.5
Accounts receivable, net of allowance for credit losses and customer deductions of $13.2 million and $13.1 million as of June 30, 2024 and December 31, 2023, respectively	1,145.2	1,033.2
Inventories	1,029.5	1,013.1
Prepaid expenses and other current assets	204.5	62.3
Federal and state income taxes receivable	0.3	4.3
Total current assets	3,483.9	3,254.4
Property, plant, and equipment, net	3,961.5	3,863.8
Goodwill	922.4	922.4
Other intangible assets, net	210.7	229.6
Operating lease right-of-use assets	266.8	279.6
Long-term marketable debt securities	68.4	64.1
Other long-term assets	68.4	67.2
Total assets	$8,982.1	$8,681.1
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$399.9	$399.6
Operating lease obligations	80.3	78.6
Finance lease obligations	2.1	2.0
Accounts payable	474.5	402.4
Dividends payable	115.4	115.9
Accrued liabilities	345.6	253.5
Accrued interest	13.7	13.7
Total current liabilities	1,431.5	1,265.7
Long-term liabilities:
Long-term debt	2,473.2	2,472.2
Operating lease obligations	197.1	212.1
Finance lease obligations	7.7	8.7
Deferred income taxes	552.1	558.0
Compensation and benefits	114.9	106.4
Other long-term liabilities	79.0	60.7
Total long-term liabilities	3,424.0	3,418.1
Commitments and contingent liabilities (Note 19)
Stockholders' equity:
Common stock, par value $0.01 per share, 300.0 million shares authorized, 89.8 million and 89.6 million shares issued as of June 30, 2024 and December 31, 2023, respectively	0.9	0.9
Additional paid in capital	650.3	620.1
Retained earnings	3,544.4	3,447.2
Accumulated other comprehensive loss	(69.0)	(70.9)
Total stockholders' equity	4,126.6	3,997.3
Total liabilities and stockholders' equity	$8,982.1	$8,681.1

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Packaging Corporation of America

Consolidated Statements of Cash Flows

(unaudited, dollars in millions)

	Six Months Ended
	June 30,
	2024	2023
Cash Flows from Operating Activities:
Net income	$345.9	$392.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization of intangibles	256.9	257.4
Amortization of deferred financing costs	1.2	1.1
Share-based compensation expense	29.2	24.8
Deferred income tax benefit	(5.9)	(5.4)
Net loss on asset disposals	7.4	3.2
Pension and post-retirement benefits expense, net of contributions	3.1	9.8
Other, net	22.2	12.7
Changes in operating assets and liabilities:
(Increase) decrease in assets —
Accounts receivable	(112.0)	7.8
Inventories	(16.4)	(14.9)
Prepaid expenses and other current assets	(142.3)	(17.5)
Increase (decrease) in liabilities —
Accounts payable	53.1	(32.2)
Accrued liabilities	92.3	(43.0)
Federal and state income taxes payable/receivable	4.0	43.7
Net cash provided by operating activities	538.7	640.3
Cash Flows from Investing Activities:
Additions to property, plant, and equipment	(321.7)	(238.8)
Additions to other long-term assets	(1.7)	(2.2)
Proceeds from asset disposals	0.6	0.4
Purchases of available-for-sale debt securities	(62.6)	(55.7)
Proceeds from sales of available-for-sale debt securities	1.5	1.2
Proceeds from maturities of available-for-sale debt securities	60.1	52.9
Net cash used for investing activities	(323.8)	(242.2)
Cash Flows from Financing Activities:
Repayments of debt and finance lease obligations	(1.0)	(0.9)
Common stock dividends paid	(224.2)	(224.5)
Shares withheld to cover employee restricted stock taxes	(24.1)	(15.6)
Net cash used for financing activities	(249.3)	(241.0)
Net (decrease) increase in cash and cash equivalents	(34.4)	157.1
Cash and cash equivalents, beginning of period	648.0	320.0
Cash and cash equivalents, end of period	$613.6	$477.1

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Packaging Corporation of America

Consolidated Statements of Changes in Stockholders’ Equity

(unaudited, dollars in millions and shares in thousands)

	Common Stock		Additional Paid in	Retained	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Earnings	Loss	Equity
Balance at April 1, 2024	89,804	$0.9	$640.5	$3,459.6	$(70.0)	$4,031.0
Common stock withheld and retired to cover taxes on vested stock awards	(8)	—	(0.1)	(1.4)	—	(1.5)
Common stock dividends declared	—	—	—	(112.7)	—	(112.7)
Share-based compensation and other	19	—	9.9	—	—	9.9
Comprehensive income	—	—	—	198.9	1.0	199.9
Balance at June 30, 2024	89,815	$0.9	$650.3	$3,544.4	$(69.0)	$4,126.6

	Common Stock		Additional Paid in	Retained	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Earnings	Loss	Equity
Balance at April 1, 2023	89,932	$0.9	$597.8	$3,259.3	$(100.3)	$3,757.7
Common stock withheld and retired to cover taxes on vested stock awards	(83)	—	(0.7)	(10.1)	—	(10.8)
Common stock dividends declared	—	—	—	(112.9)	—	(112.9)
Share-based compensation and other	67	—	10.3	—	—	10.3
Comprehensive income	—	—	—	202.7	1.6	204.3
Balance at June 30, 2023	89,916	$0.9	$607.4	$3,339.0	$(98.7)	$3,848.6

	Common Stock		Additional Paid in	Retained	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Earnings	Loss	Equity
Balance at January 1, 2024	89,625	$0.9	$620.1	$3,447.2	$(70.9)	$3,997.3
Common stock withheld and retired to cover taxes on vested stock awards	(135)	—	(1.3)	(22.8)	—	(24.1)
Common stock dividends declared	—	—	—	(225.9)	—	(225.9)
Share-based compensation and other	325	—	31.5	—	—	31.5
Comprehensive income	—	—	—	345.9	1.9	347.8
Balance at June 30, 2024	89,815	$0.9	$650.3	$3,544.4	$(69.0)	$4,126.6

	Common Stock		Additional Paid in	Retained	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Earnings	Loss	Equity
Balance at January 1, 2023	89,695	$0.9	$581.8	$3,186.8	$(102.4)	$3,667.1
Common stock withheld and retired to cover taxes on vested stock awards	(119)	—	(1.1)	(14.5)	—	(15.6)
Common stock dividends declared	—	—	—	(226.1)	—	(226.1)
Share-based compensation and other	340	—	26.7	—	—	26.7
Comprehensive income	—	—	—	392.8	3.7	396.5
Balance at June 30, 2023	89,916	$0.9	$607.4	$3,339.0	$(98.7)	$3,848.6

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

The consolidated financial statements of PCA as of June 30, 2024 and for the three and six months ended June 30, 2024 and 2023 are unaudited but include all adjustments (consisting only of normal recurring adjustments) that management considers necessary for a fair presentation of such financial statements. The preparation of the consolidated financial statements involves the use of estimates and accruals. Actual results may vary from those estimates. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with Article 10 of Regulation S-X of the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete audited financial statements. Operating results for the three and six months ended June 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. These consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2023.

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

The following table presents our revenues disaggregated by product line (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Packaging	$1,908.3	$1,790.3	$3,706.5	$3,598.9
Paper	150.1	142.8	313.9	293.7
Corporate and Other	16.9	19.0	34.4	35.8
Total revenue	$2,075.3	$1,952.1	$4,054.8	$3,928.4

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

4. Earnings Per Share

The following table sets forth the computation of basic and diluted income per common share for the periods presented (dollars and shares in millions, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Numerator:	2024	2023	2024	2023
Net income	$198.9	$202.7	$345.9	$392.8
Less: Distributed and undistributed earnings allocated to participating securities	(1.4)	(1.9)	(2.5)	(3.5)
Net income attributable to common shareholders	$197.5	$200.8	$343.4	$389.3
Denominator:
Weighted average basic common shares outstanding	89.1	89.1	89.1	89.1
Effect of dilutive securities	0.4	0.4	0.4	0.4
Weighted average diluted common shares outstanding	89.5	89.5	89.5	89.5
Basic income per common share	$2.22	$2.25	$3.86	$4.37
Diluted income per common share	$2.21	$2.24	$3.84	$4.35

5. Other Income (Expense), Net

The components of other expense, net, were as follows (dollars in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Asset disposals and write-offs	$(8.0)	$(6.6)	$(15.5)	$(13.2)
Jackson mill conversion-related activities (a)	0.6	(1.8)	(7.6)	(1.5)
Facilities closure and other costs (b)	(0.1)	(2.4)	—	(7.1)
DeRidder litigation (c)	(2.0)	—	(125.7)	—
DeRidder litigation insurance recovery (c)	2.0	—	125.7	—
Other	(4.7)	(3.9)	(11.7)	(5.4)
Total	$(12.2)	$(14.7)	$(34.8)	$(27.2)

(a)
Includes items related to the announced discontinuation of production of uncoated freesheet paper grades on the No. 3 machine at the Jackson, Alabama mill associated with the permanent conversion of the machine to produce linerboard and other paper-to-containerboard conversion related activities.

(b)
For the three months ended June 30, 2024, includes charges consisting of closure costs related to corrugated products facilities. For the six months ended June 30, 2024, these charges were completely offset by income primarily related to a favorable lease buyout for a closed corrugated products facility during the first quarter of 2024. For 2023, includes charges consisting of closure costs related to corrugated products facilities and design centers.

(c)
On April 24, 2024, a jury for the remaining DeRidder mill lawsuit that was tried in the U.S. District Court for the Middle District of Louisiana awarded plaintiffs compensatory damages plus interest. The amount of the verdict with interest is within the remaining limits of the Company's liability insurance policies. See Note 19, Commitments, Guarantees, Indemnifications, and Legal Proceedings for additional detail.

6. Income Taxes

For the three months ended June 30, 2024 and 2023, we recorded $67.8 million and $65.1 million of income tax expense and had an effective tax rate of 25.4% and 24.3%, respectively. The increase in our effective tax rate for the three months ended June 30, 2024 compared to the same period in 2023 was primarily due to lower excess tax benefits associated with employee restricted stock and performance unit vests as well as lower favorable state tax law changes.

For the six months ended June 30, 2024 and 2023, we recorded $108.4 million and $128.3 million of income tax expense and had an effective tax rate of 23.9% and 24.6%, respectively. The decrease in our effective tax rate for the six months ended June 30, 2024 compared to the same period in 2023 was primarily due to higher excess tax benefits associated with employee restricted stock and performance unit vests.

Our current effective tax rate is higher than the federal statutory income tax rate of 21.0% due primarily to the effect of state and local income taxes. During the six months ended June 30, 2024 and 2023, cash paid for taxes, net of refunds received, was $110.3 million and $90.1 million, respectively. The increase in cash tax payments between the periods is primarily due to higher 2024 forecasted taxable income.

During the three and six months ended June 30, 2024 and 2023, there were no significant changes to our uncertain tax positions. For more information, see Note 7, Income Taxes, of the Notes to Consolidated Financial Statements in “Part II, Item 8. Financial Statements and Supplementary Data” of our 2023 Annual Report on Form 10-K.

7. Inventories

We value our raw materials, work in process, and finished goods inventories using lower of cost, as determined by the average cost method, or net realizable value. Supplies and materials are valued at the first-in, first-out (FIFO) or average cost method.

The components of inventories were as follows (dollars in millions):

	June 30,	December 31,
	2024	2023
Raw materials	$322.8	$326.2
Work in process	15.6	14.9
Finished goods	200.8	200.5
Supplies and materials	490.3	471.5
Inventories	$1,029.5	$1,013.1

8. Property, Plant, and Equipment

The components of property, plant, and equipment were as follows (dollars in millions):

	June 30,	December 31,
	2024	2023
Land and land improvements	$199.3	$197.8
Buildings	1,125.8	1,090.4
Machinery and equipment	7,131.0	7,006.7
Construction in progress	435.4	335.8
Other	188.5	177.0
Property, plant and equipment, at cost	9,080.0	8,807.7
Less accumulated depreciation	(5,118.5)	(4,943.9)
Property, plant, and equipment, net	$3,961.5	$3,863.8

Depreciation expense for the three months ended June 30, 2024 and 2023 was $118.7 million and $117.4 million, respectively. During the six months ended June 30, 2024 and 2023, depreciation expense was $236.8 million and $236.3 million, respectively. During the six months ended June 30, 2024, we recognized $1.5 million of incremental depreciation expense as a result of Jackson mill conversion-related activities. We recognized $9.3 million of incremental depreciation expense during the six months ended June 30, 2023 as a result of corrugated products facilities and design center closures and Jackson mill conversion-related activities.

At June 30, 2024 and December 31, 2023, purchases of property, plant, and equipment included in accounts payable were $43.2 million and $24.2 million, respectively.

9. Goodwill and Intangible Assets

Goodwill

Goodwill represents the excess of the cost of an acquired business over the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed in a business combination. At both June 30, 2024 and December 31, 2023, we had $922.4 million of goodwill recorded in our Packaging segment, which represents the entire goodwill balance reported on our Consolidated Balance Sheets.

Intangible Assets

Intangible assets are primarily comprised of customer relationships and trademarks and trade names. The weighted average remaining useful life, gross carrying amount, and accumulated amortization of our intangible assets were as follows (dollars in millions):

	June 30, 2024			December 31, 2023
	Weighted Average Remaining Useful Life (in Years)	Gross Carrying Amount	Accumulated Amortization	Weighted Average Remaining Useful Life (in Years)	Gross Carrying Amount	Accumulated Amortization
Customer relationships	7.0	$546.0	$344.7	7.4	$546.0	$326.9
Trademarks and trade names	6.2	41.3	31.9	6.5	41.3	30.9
Other	2.4	4.4	4.4	2.9	4.4	4.3
Total intangible assets (excluding goodwill)	6.9	$591.7	$381.0	7.3	$591.7	$362.1

During the six months ended June 30, 2024 and 2023, amortization expense was $18.9 million and $19.2 million, respectively.

10. Accrued Liabilities

The components of accrued liabilities were as follows (dollars in millions):

	June 30,	December 31,
	2024	2023
DeRidder litigation (a)	$125.7	$—
Compensation and benefits	122.2	154.4
Medical insurance and workers’ compensation	28.9	28.4
Franchise, property, sales and use taxes	28.8	18.6
Customer rebates and other credits	25.5	35.2
Environmental liabilities and asset retirement obligations	3.3	4.0
Severance, retention, and relocation	1.5	1.0
Other	9.7	11.9
Total	$345.6	$253.5

(a)
On April 24, 2024, a jury for the remaining DeRidder mill lawsuit that was tried in the U.S. District Court for the Middle District of Louisiana awarded plaintiffs compensatory damages plus interest. The amount of the verdict with interest is within the remaining limits of the Company's liability insurance policies. See Note 19, Commitments, Guarantees, Indemnifications, and Legal Proceedings for additional detail.

11. Debt

For the six months ended June 30, 2024 and 2023, cash payments for interest were $53.9 million and $42.4 million, respectively.

Included in interest expense, net is the amortization of financing costs, which includes the amortization of debt issuance costs and amortization of bond discount. For the three months ended June 30, 2024 and 2023, amortization of debt issuance costs was $0.5 million and $0.4 million, respectively, and during the six months ended June 30, 2024 and 2023, amortization of debt issuance costs was $1.0 million and $0.8 million, respectively. For both the three and six month periods ended June 30, 2024 and 2023, the amortization of bond discount was insignificant.

At June 30, 2024, we had $2,892.0 million of fixed-rate senior notes outstanding. The fair value of our fixed-rate debt was estimated to be $2,494.3 million. The difference between the book value and fair value is due to the difference between the period-end market interest rate and the stated rate of our fixed-rate debt. We estimated the fair value of our fixed-rate debt using quoted market prices (Level 2 inputs) within the fair value hierarchy, which is further defined in Note 2, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements in "Part II, Item 8. Financial Statements and Supplementary Data" of our 2023 Annual Report on Form 10-K.

For more information on our long-term debt and interest rates on that debt, see Note 10, Debt, of the Notes to Consolidated Financial Statements in "Part II, Item 8. Financial Statements and Supplementary Data" of our 2023 Annual Report on Form 10-K.

12. Cash, Cash Equivalents, and Marketable Debt Securities

The following table shows the Company’s cash and available-for-sale ("AFS") debt securities by major asset category at June 30, 2024 and December 31, 2023 (in millions):

	June 30, 2024
	Adjusted Cost Basis	Unrealized Gain	Unrealized Loss	Fair Value	Cash and Cash Equivalents	Short-Term Marketable Debt Securities	Long-Term Marketable Debt Securities
Cash and cash equivalents	$611.0	$—	$—	$611.0	$611.0	$—	$—
Time Deposits (a):	400.0	—	—	400.0	—	400.0	—
Level 1 (b):
U.S. Treasury securities	31.4	—	(0.1)	31.3	—	14.7	16.6
Money market funds	0.2	—	—	0.2	0.2	—	—
Subtotal	31.6	—	(0.1)	31.5	0.2	14.7	16.6
Level 2 (c):
Corporate debt securities	114.1	0.1	(0.3)	113.9	2.4	62.3	49.2
Certificates of deposit	8.5	—	—	8.5	—	8.5	—
U.S. government agency securities	7.9	—	—	7.9	—	5.3	2.6
Subtotal	130.5	0.1	(0.3)	130.3	2.4	76.1	51.8
Total	$1,173.1	$0.1	$(0.4)	$1,172.8	$613.6	$490.8	$68.4

	December 31, 2023
	Adjusted Cost Basis	Unrealized Gain	Unrealized Loss	Fair Value	Cash and Cash Equivalents	Short-Term Marketable Debt Securities	Long-Term Marketable Debt Securities
Cash and cash equivalents	$646.4	$—	$—	$646.4	$646.4	$—	$—
Time Deposits (a):	400.0	—	—	400.0	—	400.0	—
Level 1 (b):
U.S. Treasury securities	29.3	—	—	29.3	—	11.3	18.0
Money market funds	1.6	—	—	1.6	1.6	—	—
Subtotal	30.9	—	—	30.9	1.6	11.3	18.0
Level 2 (c):
Corporate debt securities	112.5	0.3	(0.4)	112.4	—	68.5	43.9
U.S. government agency securities	10.1	—	(0.1)	10.0	—	7.8	2.2
Certificates of deposit	5.9	—	—	5.9	—	5.9	—
Subtotal	128.5	0.3	(0.5)	128.3	—	82.2	46.1
Total	$1,205.8	$0.3	$(0.5)	$1,205.6	$648.0	$493.5	$64.1
(a)
We had $400.0 million of investments in time deposits classified as HTM debt securities as of both June 30, 2024 and December 31, 2023. All these investments mature within one year and are recorded in “Short-term marketable debt securities” on our Consolidated Balance Sheets. We record HTM debt securities at amortized cost, which approximates fair value.
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

For both the three and six months ended June 30, 2024 and 2023, net realized gains and losses on the sales and maturities of certain marketable debt securities were insignificant.

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

As of June 30, 2024 and December 31, 2023, we do not consider any of the impairments related to our marketable debt securities to be the result of credit losses. Therefore, we have not recorded an allowance for credit losses related to our marketable debt securities. All unrealized gains and losses were recorded in other comprehensive income (OCI).

The following tables provide information about the Company’s marketable debt securities that have been in a continuous loss position as of June 30, 2024 and December 31, 2023 (in millions, except number of marketable debt securities in a loss position):

	June 30, 2024
	Fair Value of Marketable Debt Securities in a Loss Position < 12 Months	Number of Marketable Debt Securities in a Loss Position < 12 Months	Unrealized Losses < 12 Months	Fair Value of Marketable Debt Securities in a Loss Position ≥ 12 Months	Number of Marketable Debt Securities in a Loss Position ≥ 12 Months	Unrealized Losses ≥ 12 Months
Corporate debt securities	$68.9	71	$0.2	$15.5	22	$0.1
U.S. Treasury securities	15.1	14	0.1	11.7	12	0.1
Certificates of deposit	3.5	4	—	—	—	—
U.S. government agency securities	2.5	3	—	3.9	6	—
	$90.0	92	$0.3	$31.1	40	$0.2

	December 31, 2023
	Fair Value of Marketable Debt Securities in a Loss Position < 12 Months	Number of Marketable Debt Securities in a Loss Position < 12 Months	Unrealized Losses < 12 Months	Fair Value of Marketable Debt Securities in a Loss Position ≥ 12 Months	Number of Marketable Debt Securities in a Loss Position ≥ 12 Months	Unrealized Losses ≥ 12 Months
Corporate debt securities	$27.9	35	$0.1	$36.2	49	$0.3
U.S. Treasury securities	11.4	11	—	6.2	10	0.1
U.S. government agency securities	8.5	14	—	1.5	2	—
	$47.8	60	$0.1	$43.9	61	$0.4

13. Employee Benefit Plans and Other Postretirement Benefits

The components of net periodic benefit cost for our pension plans were as follows (dollars in millions):

	Pension Plans
	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Service cost	$3.1	$3.6	$6.3	$7.2
Interest cost	13.9	14.0	27.7	28.0
Expected return on plan assets	(16.5)	(14.3)	(32.9)	(28.6)
Net amortization of unrecognized amounts
Prior service cost	1.4	1.3	2.7	2.6
Actuarial loss	0.2	1.1	0.4	2.1
Net periodic benefit cost	$2.1	$5.7	$4.2	$11.3

PCA makes pension plan contributions that are sufficient to fund its actuarially determined costs, generally equal to the minimum amounts required by the Employee Retirement Income Security Act (ERISA). From time to time, PCA may make additional discretionary contributions based on the funded status of the plans, tax deductibility, income from operations, and other factors. During both the three and six months ended June 30, 2024 and 2023, payments to our nonqualified pension plans were insignificant. During both the three and six months ended June 30, 2024 and 2023, we did not make any contributions to our qualified pension plans. We do not have a required minimum contribution amount for 2024, but we expect to make discretionary contributions to our plans.

For both the three and six months ended June 30, 2024 and 2023, the net periodic benefit cost for our postretirement plans was insignificant.

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

As of June 30, 2024, assuming performance units are paid out at the target level of performance, 2.7 million shares were available for future grants under the current plan. Forfeitures are added back to the pool of shares of common stock available to be granted at a future date.

The following table presents restricted stock and performance unit award activity for the six months ended June 30, 2024:

	Restricted Stock		Performance Units
	Shares	Weighted Average Grant- Date Fair Value	Shares	Weighted Average Grant- Date Fair Value
Outstanding at January 1, 2024	671,723	$127.15	372,777	$119.22
Granted	175,956	176.60	129,923	189.01
Vested (a)	(197,829)	101.27	(139,984)	182.64
Forfeitures	(2,776)	140.65	—	—
Outstanding at June 30, 2024	647,074	$144.90	362,716	$119.74
(a)
Upon payout of the performance unit awards that vested during the period, PCA issued 152,196 shares, which included 12,212 shares for dividends accrued during the performance period.

Compensation Expense

Our share-based compensation expense is primarily recorded in "Selling, general, and administrative expenses." Compensation expense for share-based awards recognized in the Consolidated Statements of Income, net of forfeitures, was as follows (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Restricted stock	$6.0	$5.6	$19.9	$17.5
Performance units	3.9	3.9	9.3	7.3
Total share-based compensation expense	9.9	9.5	29.2	24.8
Income tax benefit	(2.5)	(2.4)	(7.3)	(6.2)
Share-based compensation expense, net of tax benefit	$7.4	$7.1	$21.9	$18.6

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

The unrecognized compensation expense for all share-based awards at June 30, 2024 was as follows (dollars in millions):

	June 30, 2024
	Unrecognized Compensation Expense	Remaining Weighted Average Recognition Period (in years)
Restricted stock	$39.4	2.8
Performance units	31.9	2.5
Total unrecognized share-based compensation expense	$71.3	2.7

15. Stockholders' Equity

Dividends

During the six months ended June 30, 2024, we paid $224.2 million of dividends to shareholders. On May 8, 2024, PCA’s Board of Directors declared a regular quarterly cash dividend of $1.25 per share of common stock, which was paid on July 15, 2024 to shareholders of record as of June 14, 2024. The dividend payment was $112.3 million.

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

The company did not repurchase any shares of its common stock under this authority during the three and six months ended June 30, 2024. At June 30, 2024, $436.0 million of the authorized amount remained available for repurchase of the Company’s common stock.

Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) (AOCI) by component were as follows (dollars in millions). Amounts in parentheses indicate losses:

	Unrealized Loss On Foreign Exchange Contracts	Unrealized Loss on Marketable Debt Securities	Unfunded Employee Benefit Obligations	Total
Balance at January 1, 2024	$(0.1)	$(0.1)	$(70.7)	$(70.9)
Other comprehensive loss before reclassifications, net of tax	—	(0.2)	—	(0.2)
Amounts reclassified from AOCI, net of tax	—	—	2.1	2.1
Balance at June 30, 2024	$(0.1)	$(0.3)	$(68.6)	$(69.0)

Reclassifications out of AOCI were as follows (dollars in millions). Amounts in parentheses indicate expenses in the Consolidated Statements of Income:

	Amounts Reclassified from AOCI
	Three Months Ended June 30,		Six Months Ended June 30,
Details about AOCI Components	2024	2023	2024	2023
Unfunded employee benefit obligations (a)
Amortization of prior service costs	$(1.3)	$(1.2)	$(2.6)	$(2.4)	See (a) below
Amortization of actuarial losses	(0.1)	(1.0)	(0.2)	(1.9)	See (a) below
	(1.4)	(2.2)	(2.8)	(4.3)	Total before tax
	0.3	0.6	0.7	1.1	Tax benefit
	$(1.1)	$(1.6)	$(2.1)	$(3.2)	Net of tax

(a)
These AOCI components are included in the computation of net pension and postretirement benefit costs. See Note 13, Employee Benefit Plans and Other Postretirement Benefits, for additional information.

16. Concentrations of Risk

ODP Corporation ("ODP"), formerly Office Depot Inc., along with its subsidiaries and affiliates, is our largest customer in the Paper segment. Our Paper segment has had a long-standing commercial and contractual relationship with ODP. This relationship exposes us to a significant concentration of business and financial risk. Our sales to ODP represented approximately 5% of our total Company sales for both the six month periods ended June 30, 2024 and 2023 and approximately 59% and 63% of our Paper segment sales for those periods, respectively. For the full year 2023, sales to ODP represented about 61% of our Paper segment sales.

At June 30, 2024 and December 31, 2023, we had $44.3 million and $46.5 million of accounts receivable due from ODP, respectively, which represents approximately 4% of our total Company receivables for both periods.

17. Transactions With Related Parties

Louisiana Timber Procurement Company, L.L.C. ("LTP") is a variable-interest entity that is 50% owned by PCA and 50% owned by Boise Cascade Company ("Boise Cascade"). LTP procures sawtimber, pulpwood, residual chips, and other residual wood fiber to meet the wood and fiber requirements of PCA and Boise Cascade in Louisiana. PCA is the primary beneficiary of LTP and has the power to direct the activities that most significantly affect the economic performance of LTP. Therefore, we consolidate 100% of LTP in our financial statements in our Corporate and Other segment. The carrying amounts of LTP's assets and liabilities (which relate primarily to non-inventory working capital items) on our Consolidated Balance Sheets were $4.1 million at June 30, 2024 and $3.3 million at December 31, 2023. During the three months ended June 30, 2024 and 2023, we recorded $21.3 million and $21.1 million, respectively, and during the six months ended June 30, 2024 and 2023, we recorded $41.1 million and $41.2 million, respectively, of LTP sales to Boise Cascade in "Net Sales" in the Consolidated Statements of Income and approximately the same amount of expenses in "Cost of Sales".

For both the three months ended June 30, 2024 and 2023, fiber purchases from related parties were $3.1 million, and during the six months ended June 30, 2024 and 2023, fiber purchases from related parties were $5.7 million and $6.0 million, respectively. Most of these purchases related to chip and log purchases by LTP from Boise Cascade's wood products business. These purchases are recorded in "Cost of Sales" in the Consolidated Statements of Income.

18. Segment Information

We report our business in three reportable segments: Packaging, Paper, and Corporate and Other. These segments represent distinct businesses that are managed separately because of differing products and services. Each of these businesses requires distinct operating and marketing strategies.

Each segment’s profits and losses are measured on operating profits before interest expense, net, non-operating pension income (expense), and income taxes. For certain allocated expenses, the related assets and liabilities remain in the Corporate and Other segment.

Selected financial information by reportable segment was as follows (dollars in millions):

	Sales, net
Three Months Ended June 30, 2024	Trade	Intersegment	Total	Operating Income (Loss)
Packaging	$1,902.0	$6.3	$1,908.3	$279.8	(a)
Paper	150.1	—	150.1	26.7	(a)
Corporate and Other	23.2	38.8	62.0	(30.5)
Intersegment eliminations	—	(45.1)	(45.1)	—
	$2,075.3	$—	$2,075.3	276.0
Non-operating pension income				1.1
Interest expense, net				(10.4)
Income before taxes				$266.7

	Sales, net
Three Months Ended June 30, 2023	Trade	Intersegment	Total	Operating Income (Loss)
Packaging	$1,785.7	$4.6	$1,790.3	$285.8	(b)
Paper	142.8	—	142.8	29.1	(b)
Corporate and Other	23.6	37.4	61.0	(30.5)
Intersegment eliminations	—	(42.0)	(42.0)	—
	$1,952.1	$—	$1,952.1	284.4
Non-operating pension expense				(2.0)
Interest expense, net				(14.6)
Income before taxes				$267.8

	Sales, net
Six Months Ended June 30, 2024	Trade	Intersegment	Total	Operating Income (Loss)
Packaging	$3,695.4	$11.1	$3,706.5	$483.6	(a)
Paper	313.9	—	313.9	56.4	(a)
Corporate and Other	45.5	78.2	123.7	(68.0)
Intersegment eliminations	—	(89.3)	(89.3)	—
	$4,054.8	$—	$4,054.8	472.0
Non-operating pension income				2.2
Interest expense, net				(19.9)
Income before taxes				$454.3

	Sales, net
Six Months Ended June 30, 2023	Trade	Intersegment	Total	Operating Income (Loss)
Packaging	$3,589.1	$9.8	$3,598.9	$553.7	(b)
Paper	293.7	—	293.7	63.2	(b)
Corporate and Other	45.6	76.0	121.6	(61.9)
Intersegment eliminations	—	(85.8)	(85.8)	—
	$3,928.4	$—	$3,928.4	555.0
Non-operating pension expense				(4.0)
Interest expense, net				(29.9)
Income before taxes				$521.1

(a)
The three and six months ended June 30, 2024 include the following:
1.
$0.6 million of income and $9.7 million of charges, respectively, related to the announced discontinuation of production of UFS paper grades on the No. 3 machine at the Jackson, Alabama mill associated with the permanent conversion of the machine to produce linerboard and other paper-to-containerboard conversion related activities.
2.
$0.1 million of charges consisting of closure costs related to corrugated products facilities. For the six months ended June 30, 2024, these charges were completely offset by $0.1 million of income primarily related to a favorable lease buyout for a closed corrugated products facility during the first quarter of 2024.

(b)
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

Guarantees and Indemnifications

We provide guarantees, indemnifications, and other assurances to third parties in the normal course of our business. These include tort indemnifications, environmental assurances, and representations and warranties in commercial agreements. At June 30, 2024, we are not aware of any material liabilities arising from any guarantee, indemnification, or financial assurance we have provided. If we determined such a liability was probable and subject to reasonable determination, we would accrue for it at that time.

DeRidder Mill Incident

On February 8, 2017, a tank located in the pulp mill at the Company's DeRidder, Louisiana facility exploded, resulting in three contractor fatalities and other injuries. The Company was served with multiple lawsuits involving the decedents and other allegedly injured parties, alleging negligence on the part of the Company and claiming compensatory and punitive damages. The Company believes that these suits are covered by its liability insurance policies, subject to an aggregate $1.0 million deductible. The majority of these lawsuits were settled by the Company and its insurers. The Company has not paid any losses in excess of its insurance deductible in connection with these settlements, and its insurance deductible has been satisfied in full. To date, all settlements in excess of the deductible have been paid out by one of the Company’s insurers. The remaining lawsuit, which involves nine plaintiffs, was tried in the U.S. District Court for the Middle District of Louisiana in April 2024. On April 24, 2024, a jury awarded these plaintiffs approximately $91.8 million in compensatory damages. The verdict is subject to interest. The amount of the verdict with interest is within the remaining limits of the Company's liability insurance policies. The matter is in the post-trial stage, and the Company intends to appeal the decision. While the Company cannot predict the outcome of the appeal and the ultimate outcome of this matter, the Company believes that it has sufficient insurance to cover the verdict and interest. At June 30, 2024, the Company recorded an accrual of $125.7 million including the compensatory damages as well as interest of $33.9 million in “Accrued liabilities” in the Consolidated Balance Sheets. Additionally, a receivable of $125.7 million for the insurance recovery was recorded in “Prepaids and other current assets” in the Consolidated Balance Sheets.

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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This management’s discussion and analysis includes statements regarding our expectations with respect to our future performance, expected business conditions, liquidity, and capital resources. Such statements, along with any other statements that are not historical in nature, are forward-looking. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in our 2023 Annual Report on Form 10-K, as well as those factors listed in other documents we file with the Securities and Exchange Commission (“SEC”). We do not assume any obligation to update any forward-looking statement. Our actual results may differ materially from those contained in or implied by any of the forward-looking statements in this Form 10-Q. Please see “Forward Looking Statements” elsewhere in this Item 2.

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

Executive Summary

Second quarter net sales were $2.08 billion in 2024 and $1.95 billion in 2023. We reported $199 million of net income, or $2.21 per diluted share, during the second quarter of 2024, compared to $203 million, or $2.24 per diluted share, during the same period in 2023. Net income included an insignificant amount for special items in the second quarter of 2024, compared to $6 million of expense for special items in 2023 (discussed below). Excluding special items, net income was $199 million, or $2.20 per diluted share, during the second quarter of 2024, compared to $209 million, or $2.31 per diluted share, in the second quarter of 2023. The decrease in net income was driven primarily by lower prices and mix in the Packaging segment and Paper segment, higher operating costs, higher depreciation expense, and a higher tax rate. These items were partially offset by higher volume in the Packaging segment and Paper segment, lower other converting costs, lower freight and logistics expenses, and lower interest expense. For additional detail on special items included in reported GAAP results, as well as segment income (loss) excluding special items, earnings before non-operating pension income (expense), interest, income taxes, and depreciation, amortization, and depletion (“EBITDA”), and EBITDA excluding special items, see “Item 2. Reconciliations of Non-GAAP Financial Measures to Reported Amounts.”

Packaging segment income from operations was $280 million in the second quarter of 2024, compared to $286 million in the second quarter of 2023. Packaging segment EBITDA excluding special items was $400 million in the second quarter of 2024 compared to $405 million in the second quarter of 2023. The decrease was due to lower prices and mix, higher operating and other costs, partially offset by higher sales and production volumes, lower scheduled mill outage expenses, lower other converting costs, and lower freight and logistics expense. Strong market conditions continued in the second quarter. This drove a new all-time containerboard production record of 1.3 million tons in order to service corrugated products and containerboard demand which grew stronger each month. Corrugated products shipments per day were up 9.2% compared to the second quarter of 2023. Prices and mix moved higher from first quarter levels as we continued to implement price increases that were communicated to customers in the first and second quarters of 2024.

Paper segment income from operations was $27 million in the second quarter of 2024, compared to $29 million in the second quarter of 2023. Paper segment EBITDA excluding special items was $31 million in the second quarter of 2024, compared to $39 million in the second quarter of 2023. The decrease was due to lower prices and mix and higher scheduled mill outage expenses, partially offset by higher sales and production volumes and lower operating costs.

Packaging segment income from operations was $484 million in the first six months of 2024, compared to $554 million in the same period in 2023. Packaging segment EBITDA excluding special items was $726 million in the first six months of 2024 compared to $797 million in the first six months of 2023. The decrease in EBITDA excluding special items was due primarily to lower prices and mix, higher operating costs, higher expenses related to corrugated plant capital projects and other costs, and higher scheduled outage expenses, partially offset by higher sales and production volumes, lower other converting costs, and lower freight and logistics expenses.

Paper segment income from operations was $56 million in the first six months of 2024, compared to $63 million in the first six months of 2023. Paper segment EBITDA excluding special items was $71 million in the first six months of 2024, compared to $80 million in the same period in 2023. The decrease in EBITDA excluding special items was due to lower prices and mix and higher scheduled mill outage expenses, partially offset by higher sales and production volumes, lower operating costs, and lower freight and logistic expenses.

Special Items and Earnings per Diluted Share, Excluding Special Items

A reconciliation of reported earnings per diluted share to earnings per diluted share, excluding special items, for the three and six months ended June 30, 2024 and 2023 is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Earnings per diluted share, as reported	$2.21	$2.24	$3.84	$4.35
Special items:
Jackson mill conversion-related activities (a)	—	0.04	0.08	0.05
Facilities closure and other costs (b)	—	0.03	—	0.11
Total special items	—	0.07	0.08	0.16
Earnings per diluted share, excluding special items	$ 2.20 (c)	$2.31	$3.92	$4.51

(a)
For the three and six months ended June 30, 2024, includes $0.6 million of income and $9.7 million of charges, respectively, related to the announced discontinuation of production of UFS paper grades on the No. 3 machine at the Jackson, Alabama mill associated with the permanent conversion of the machine to produce linerboard and other paper-to-containerboard conversion related activities. For the three and six months ended June 30, 2023, these amounts were $4.4 million and $5.7 million, respectively.

(b)
For the three months ended June 30, 2024, includes $0.1 million of charges consisting of closure costs related to corrugated products facilities. For the six months ended June 30, 2024, these charges were completely offset by $0.1 million of income primarily related to a favorable lease buyout for a closed corrugated products facility during the first quarter of 2024. For the three and six months ended June 30, 2023, includes $3.9 million and $13.6 million, respectively, of closure costs related to corrugated products facilities and design centers.

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

Industry and Business Conditions

Trade publications reported North American industry-wide corrugated products shipments were up 1.1% in total and down (0.5%) per workday with one additional shipping day during the second quarter of 2024 compared to the same quarter of 2023. Reported industry containerboard production increased 7.5% compared to the second quarter of 2023. Reported industry containerboard inventories at the end of the second quarter of 2024 were approximately 2.7 million tons, up 1.6% compared to the same period in 2023. Reported containerboard export shipments were up 39.5% compared to the second quarter of 2023. In February 2024, index prices increased $40 per ton for linerboard and $60 per ton for corrugating medium, followed by an additional increase in June 2024 of $40 per ton for linerboard and corrugating medium.

The market for communication papers competes heavily with electronic data transmission and document storage alternatives. Increasing shifts to these alternatives have reduced usage of traditional print media and communication papers. Trade publications reported North American UFS paper shipments were down (2.7%) in the second quarter of 2024 compared to the same quarter of 2023. Average prices reported by a trade publication for cut size office papers were higher by $33 per ton, or 2.4% in the second quarter of 2024, compared to the first quarter of 2024, and lower by $40 per ton, or (2.7%), compared to the second quarter of 2023. In January 2024, index prices declined $40 per ton for cut size office papers and $20 per ton for offset printing papers, followed by $20 per ton price increases in April and May 2024 for both cut size office papers and offset printing papers.

Outlook

Looking ahead into the third quarter, we expect prices and mix in both our Packaging and Paper segments to improve as we continue to implement price increases previously communicated to customers along with higher containerboard export prices. Although there is one less shipping day for the corrugated business, we expect shipments-per-day to continue to strengthen, potentially setting a new third quarter record, and higher containerboard volume. With containerboard inventory below our target levels, we will attempt to build some inventory ahead of the scheduled maintenance outage at our Deridder mill in October. Paper volume is expected to be slightly lower primarily due to the timing of the back-to-school business received in the second quarter. Operating and converting costs should be higher primarily due to seasonal electricity usage and prices and slightly higher recycled fiber costs, with scheduled outage expenses expected to be slightly lower. Considering these items, we expect third quarter earnings to be higher than second quarter earnings.

Results of Operations

Three Months Ended June 30, 2024, compared to Three Months Ended June 30, 2023

The historical results of operations of PCA for the three months ended June 30, 2024 and 2023 are set forth below (dollars in millions):

	Three Months Ended
	June 30,
	2024	2023	Change
Packaging	$1,908.3	$1,790.3	$118.0
Paper	150.1	142.8	7.3
Corporate and Other	62.1	61.0	1.1
Intersegment eliminations	(45.2)	(42.0)	(3.2)
Net sales	$2,075.3	$1,952.1	$123.2

Packaging	$279.8	$285.8	$(6.0)
Paper	26.7	29.1	(2.4)
Corporate and Other	(30.5)	(30.5)	—
Income from operations	$276.0	$284.4	$(8.4)
Non-operating pension income (expense)	1.1	(2.0)	3.1
Interest expense, net	(10.4)	(14.6)	4.2
Income before taxes	266.7	267.8	(1.1)
Income tax provision	(67.8)	(65.1)	(2.7)
Net income	$198.9	$202.7	$(3.8)
Non-GAAP Measures (a)
Net income excluding special items	$198.6	$208.9	$(10.3)
Consolidated EBITDA	404.5	412.3	(7.8)
Consolidated EBITDA excluding special items	404.0	417.5	(13.5)
Packaging EBITDA	399.9	402.1	(2.2)
Packaging EBITDA excluding special items	400.0	405.3	(5.3)
Paper EBITDA	31.2	36.8	(5.6)
Paper EBITDA excluding special items	30.6	38.8	(8.2)

(a)
See “Reconciliations of Non-GAAP Financial Measures to Reported Amounts” included in this Item 2 for a reconciliation of non-GAAP measures to the most comparable GAAP measure.

Net Sales

Net sales increased $123 million, or 6.3%, to $2,075 million during the three months ended June 30, 2024, compared to $1,952 million during the same period in 2023.

Packaging. Net sales increased $118 million, or 6.6%, to $1,908 million, compared to $1,790 million in the second quarter of 2023 due to higher volume ($199 million), partially offset by lower containerboard and corrugated products prices and mix ($81 million). In the second quarter of 2024, export and domestic containerboard outside shipments increased 19.9% compared to the second quarter of 2023. Our total corrugated products shipments were up 10.9% in total and up 9.2% per workday, with one additional shipping day compared to the same period in 2023. In the second quarter of 2024, our domestic containerboard prices were (0.1%) lower, while export prices were (6.0%) lower, than the same period in 2023.

Paper. Net sales increased $7 million, or 5.1%, to $150 million, compared to $143 million in the second quarter of 2023, due to higher volume ($16 million), partially offset by lower prices and mix ($9 million).

Gross Profit

Gross profit decreased $7 million during the three months ended June 30, 2024, compared to the same period in 2023. The decrease was driven primarily by lower prices and mix in the Packaging segment and Paper segment, higher operating costs, and higher depreciation expense, partially offset by higher volume in the Packaging segment and Paper segment, lower other converting costs, and lower freight and logistics expenses. In the three months ended June 30, 2024, gross profit included no special items. In the three months ended June 30, 2023, gross profit included $3 million of special items for charges primarily related to Jackson mill conversion-related activities and closure costs related to corrugated products facilities.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses (“SG&A”) increased $4 million during the three months ended June 30, 2024, compared to the same period in 2023. The increase was primarily due to higher employee-related expenses.

Other Income (Expense), Net

Other income (expense), net, for the three months ended June 30, 2024 and 2023 are set forth below (dollars in millions):

	Three Months Ended
	June 30,
	2024	2023
Asset disposals and write-offs	$(8.0)	$(6.6)
Jackson mill conversion-related activities	0.6	(1.8)
Facilities closure and other costs	(0.1)	(2.4)
DeRidder litigation	(2.0)	—
DeRidder litigation insurance recovery	2.0	—
Other	(4.7)	(3.9)
Total	$(12.2)	$(14.7)

We discuss these items in more detail in Note 5, Other Income (Expense), Net, of the Condensed Notes to Unaudited Quarterly Consolidated Financial Statements in “Part I, Item 1. Financial Statements” of this Form 10-Q.

Income from Operations

Income from operations decreased $8 million, or (3.0%), during the three months ended June 30, 2024, compared to the same period in 2023. The second quarter of 2024 included an insignificant amount of special items, compared to $8 million of special items expense primarily related to closure costs related to corrugated products facilities and Jackson mill conversion-related activities in the second quarter of 2023.

Packaging. Packaging segment income from operations decreased $6 million to $280 million, compared to $286 million during the three months ended June 30, 2023. The decrease related primarily to lower containerboard and corrugated products prices and mix ($103 million), higher operating costs ($41 million), higher depreciation expense ($5 million) and other costs ($2 million), partially offset by higher sales and production volumes ($114 million), lower annual outage expenses ($10 million), lower other converting costs ($9 million), and lower freight expenses ($8 million). There was an insignificant amount of special items in the Packaging segment during the second quarter of 2024, compared to $4 million of expense primarily related to closure costs related to corrugated products facilities in the second quarter of 2023.

Paper. Paper segment income from operations decreased $2 million to $27 million, compared to $29 million during the three months ended June 30, 2023. The decrease primarily related to lower prices and mix ($9 million) and higher annual outage expenses ($9 million), partially offset by higher sales and production volumes ($8 million), lower operating costs ($2 million), and lower depreciation expense ($1 million). There was an insignificant amount of special items in the Paper segment during the second quarter of 2024, compared to $4 million of expense for Jackson mill conversion-related activities in the second quarter of 2023.

Non-Operating Pension Income, Interest Expense, Net and Income Taxes

Non-operating pension income increased $3 million during the three months ended June 30, 2024, compared to the same period in 2023. The increase in non-operating pension income was related to favorable 2023 asset performance and favorable assumption changes.

Interest expense, net for the three months ended June 30, 2024 decreased $4 million when compared to the same period in 2023. The decrease in interest expense, net was primarily due to higher interest income on invested cash in 2024 due to higher rates and higher cash balances.

During the three months ended June 30, 2024, we recorded $68 million of income tax expense, compared to $65 million of expense during the three months ended June 30, 2023. The effective tax rate for the three months ended June 30, 2024 and 2023 was 25.4% and 24.3%, respectively. The increase in our effective tax rate for the three months ended June 30, 2024 compared to the same period in 2023 was primarily due to lower excess tax benefits associated with employee restricted stock and performance unit vests as well as lower favorable state tax law changes.

Six Months Ended June 30, 2024, compared to Six Months Ended June 30, 2023

The historical results of operations of PCA for the six months ended June 30, 2024 and 2023 are set forth below (dollars in millions):

	Six Months Ended
	June 30,
	2024	2023	Change
Packaging	$3,706.5	$3,598.9	$107.6
Paper	313.9	293.7	20.2
Corporate and Other	123.7	121.6	2.1
Intersegment eliminations	(89.3)	(85.8)	(3.5)
Net sales	$4,054.8	$3,928.4	$126.4

Packaging	$483.6	$553.7	$(70.1)
Paper	56.4	63.2	(6.8)
Corporate and Other	(68.0)	(61.9)	(6.1)
Income from operations	$472.0	$555.0	$(83.0)
Non-operating pension income (expense)	2.2	(4.0)	6.2
Interest expense, net	(19.9)	(29.9)	10.0
Income before taxes	454.3	521.1	(66.8)
Income tax provision	(108.4)	(128.3)	19.9
Net income	$345.9	$392.8	$(46.9)
Non-GAAP Measures (a)
Net income excluding special items	$353.2	$407.3	$(54.1)
Consolidated EBITDA	728.9	812.5	(83.6)
Consolidated EBITDA excluding special items	737.2	822.4	(85.2)
Packaging EBITDA	722.2	788.9	(66.7)
Packaging EBITDA excluding special items	726.2	796.8	(70.6)
Paper EBITDA	66.9	77.9	(11.0)
Paper EBITDA excluding special items	71.2	79.9	(8.7)

(a)
See “Reconciliations of Non-GAAP Financial Measures to Reported Amounts” included in this Item 2 for a reconciliation of non-GAAP measures to the most comparable GAAP measure.

Net Sales

Net sales increased $126 million, or 3.2%, to $4,055 million during the six months ended June 30, 2024, compared to $3,928 million during the same period in 2023.

Packaging. Net sales increased $108 million, or 3.0%, to $3,707 million, compared to $3,599 million in the six months ended June 30, 2023, due to higher containerboard and corrugated products volume ($357 million), partially offset by lower containerboard and corrugated products prices and mix ($249 million). In the first six months of 2024, export and domestic containerboard outside shipments increased 20.9% compared to the first six months of 2023. Total corrugated products shipments were up 10.1% in total and per workday compared to the same period in 2023. In the first six months of 2024, our domestic containerboard prices were (0.9%) lower, while export prices were (15.9%) lower, than the same period in 2023.

Paper. Net sales during the six months ended June 30, 2024 increased $20 million, or 6.9%, to $314 million, compared to $294 million in the six months ended June 30, 2023, due to higher volume ($39 million), partially offset by lower prices and mix ($19 million).

Gross Profit

Gross profit decreased $68 million during the six months ended June 30, 2024, compared to the same period in 2023. The decrease was driven primarily by lower prices and mix in the Packaging and Paper segments, higher operating costs, higher scheduled outage expenses, higher depreciation expense, and other costs, partially offset by higher volumes in the Packaging and Paper segments, lower other converting costs, and lower fright and logistic expenses. In the six months ended June 30, 2024, gross profit included $2 million of special items expense related to Jackson mill conversion-related activities. In the six months ended June 30, 2023, gross profit included $10 million of special items expense primarily related to closure costs related to corrugated products facilities and Jackson mill conversion-related activities.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses (“SG&A”) increased $7 million during the six months ended June 30, 2024, compared to the same period in 2023. The increase was primarily due to higher bad debt expense and employee-related expenses.

Other Income (Expense), Net

Other income (expense), net, for the six months ended June 30, 2024 and 2023 are set forth below (dollars in millions):

	Six Months Ended
	June 30,
	2024	2023
Asset disposals and write-offs	$(15.5)	$(13.2)
Jackson mill conversion-related activities	(7.6)	(1.5)
DeRidder litigation	(125.7)	—
DeRidder litigation insurance recovery	125.7	—
Facilities closure and other costs	—	(7.1)
Other	(11.7)	(5.4)
Total	$(34.8)	$(27.2)

We discuss these items in more detail in Note 5, Other Income (Expense), Net, of the Condensed Notes to Unaudited Quarterly Consolidated Financial Statements in “Part I, Item 1. Financial Statements” of this Form 10-Q.

Income from Operations

Income from operations decreased $83 million, or (15.0%), during the six months ended June 30, 2024, compared to the same period in 2023. The first six months of 2024 included $10 million of special items expense primarily related to Jackson mill conversion-related costs, compared to $19 million of special items expense primarily related to corrugated facility closure costs and Jackson mill conversion-related costs in the same period in 2023.

Packaging. Packaging segment income from operations decreased $70 million to $484 million during the first six months of 2024, compared to the same period last year. The decrease related primarily to lower containerboard and corrugated products prices and mix ($261 million), higher operating costs ($30 million), higher depreciation expense ($9 million), higher expenses related to corrugated plant capital projects and other costs ($8 million), and higher annual outage expenses ($2 million), partially offset by higher sales and production volumes ($201 million), lower other converting costs ($18 million), and lower freight expenses ($11 million). Special items during the first six months of 2024 included $4 million of expense related to Jackson mill conversion-related activities, compared to $13 million of expense related to corrugated facility closure costs in the same period in 2023.

Paper. Paper segment income from operations decreased $7 million to $56 million, compared to the six months ended June 30, 2023. The decrease primarily related to lower prices and mix ($19 million), and higher annual outage expenses ($9 million), partially offset by higher sales and production volumes ($14 million), lower operating costs ($5 million), lower depreciation ($2 million), and lower freight expenses ($1 million). For both the six month periods ended June 30, 2024 and 2023, special items included $6 million of expense related to Jackson mill conversion-related activities.

Non-Operating Pension Income, Interest Expense, and Income Taxes

Non-operating pension income increased $6 million during the six months ended June 30, 2024, compared to the same period in 2023. The increase in non-operating pension income was related to favorable 2023 asset performance and favorable assumption changes.

Interest expense, net decreased $10 million during the six months ended June 30, 2024, compared to the same period in 2023. The decrease in interest expense, net was primarily due to higher interest income on invested cash in 2024 due to higher rates and higher cash balances.

During the six months ended June 30, 2024, we recorded $108 million of income tax expense, compared to $128 million of expense during the six months ended June 30, 2023. The effective tax rate for the six months ended June 30, 2024 and 2023 was 23.9% and 24.6%, respectively. The decrease in our effective tax rate for the six months ended June 30, 2024 compared to the same period in 2023 was primarily due to higher excess tax benefits associated with employee restricted stock and performance unit vests.

Liquidity and Capital Resources

Sources and Uses of Cash

Our primary sources of liquidity are net cash provided by operating activities and available borrowing capacity under our revolving credit facility. At June 30, 2024, we had $614 million of cash and cash equivalents, $559 million of marketable debt securities, and $323 million of unused borrowing capacity under the revolving credit facility, net of letters of credit. Currently, our primary uses of cash are for operations, capital expenditures, acquisitions, debt service, common stock dividends, and repurchases of common stock. We believe that net cash generated from operating activities, cash on hand, available borrowings under our revolving credit facility, and available capital through access to capital markets will be adequate to meet our liquidity and capital requirements, including payments of any declared common stock dividends, for the foreseeable future. As our debt or credit facilities become due, we will need to repay, extend, or replace such facilities. Our ability to do so will be subject to future economic conditions and financial, business, and other factors, many of which are beyond our control.

Below is a summary table of our cash flows, followed by a discussion of our sources and uses of cash through operating activities, investing activities, and financing activities (dollars in millions):

	Six Months Ended
	June 30,
	2024	2023	Change
Net cash provided by (used for):
Operating activities	$538.7	$640.3	$(101.6)
Investing activities	(323.8)	(242.2)	(81.6)
Financing activities	(249.3)	(241.0)	(8.3)
Net (decrease) increase in cash and cash equivalents	$(34.4)	$157.1	$(191.5)

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

During the six months ended June 30, 2024, net cash provided by operating activities was $539 million, compared to $640 million in the same period in 2023, a decrease of $101 million. Cash from operations excluding changes in cash used for operating assets and liabilities decreased $36 million primarily due to lower income from operations in 2024 as discussed above. Cash from operations decreased by $65 million due to changes in operating assets and liabilities primarily due to the following:

a)
a net unfavorable change in prepaid expenses and other current assets during the first six months of 2024 compared to the same period in 2023 primarily due to the accrued receivable for the insurance recovery related to the DeRidder litigation;
b)
a net unfavorable change in accounts receivable during the first six months of 2024 compared to the same period in 2023 primarily due to an increase in accounts receivable levels for the Packaging segment in 2024 due to higher prices and sales volumes and an increase in interest receivables in the Corporate and Other segment in 2024 related to accrued interest on the proceeds received from the November 2023 debt refinancing; and
c)
a net unfavorable change in income taxes due to a smaller decrease of income tax receivables during the first six months of 2024 compared to the same period in 2023.

These unfavorable changes were partially offset by the following:

d)
a net favorable change in accrued liabilities during the first six months of 2024 compared to the same period in 2023 primarily related to the accrued liability for the DeRidder trial compensatory damages and interest recorded during the first six months of 2024; and
e)
a net favorable change in accounts payable during the first six months of 2024 compared to the same period in 2023 primarily related to an increase in accounts payable levels during the first six months of 2024 due to an increase in cost of sales in 2024 and the timing of payments.

Investing Activities

We used $324 million for investing activities during the six months ended June 30, 2024 compared to $242 million during the same period in 2023. We spent $322 million for internal capital investments during the six months ended June 30, 2024, compared to $239 million during the same period in 2023.

We expect capital investments in 2024 to be between $670 million and $690 million. These expenditures could increase or decrease as a result of a number of factors, including our financial results, strategic opportunities, future economic conditions, and our regulatory compliance requirements. We currently estimate capital expenditures to comply with environmental regulations will be about $15 million in 2024. Our estimated environmental expenditures could vary significantly depending upon the enactment of new environmental laws and regulations. For additional information, see “Environmental Matters” in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2023 Annual Report on Form 10-K.

Financing Activities

During the six months ended June 30, 2024, net cash used for financing activities was $249 million, compared to $241 million of net cash used for financing activities during the same period in 2023. We paid $224 million of dividends during the first six months of 2024, compared to $225 million of dividends paid during the comparable period in 2023. In addition, we withheld shares to cover $24 million of employee restricted stock taxes during the first six months of 2024 compared to $16 million of employee restricted stock taxes withheld during the same period in 2023.

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

Reconciliations of Non-GAAP Financial Measures to Reported Amounts

Income from operations excluding special items, net income excluding special items, EBITDA, and EBITDA excluding special items are non-GAAP financial measures. Management excludes special items, as it believes that these items are not necessarily reflective of the ongoing operations of our business. These measures are presented because they provide a means to evaluate the performance of our segments and our Company on an ongoing basis using the same measures that are used by our management, because these measures assist in providing a meaningful comparison between periods and because these measures are frequently used by investors and other interested parties in the evaluation of companies and the performance of their segments. Any analysis of non-GAAP financial measures should be done in conjunction with results presented in accordance with GAAP. The non-GAAP measures are not intended to be substitutes for GAAP financial measures and should not be used as such. Reconciliations of the non-GAAP measures to the most comparable measure reported in accordance with GAAP for the three and six months ended June 30, 2024 and 2023 follow (dollars in millions):

	Three Months Ended June 30,
	2024			2023
	Income before Taxes	Income Taxes	Net Income	Income before Taxes	Income Taxes	Net Income
As reported in accordance with GAAP	$266.7	$(67.8)	$198.9	$267.8	$(65.1)	$202.7
Special items:
Jackson mill conversion-related activities (a)	(0.6)	0.2	(0.4)	4.4	(1.1)	3.3
Facilities closure and other costs (b)	0.1	—	0.1	3.9	(1.0)	2.9
Total special items	(0.5)	0.2	(0.3)	8.3	(2.1)	6.2
Excluding special items	$266.2	$(67.6)	$198.6	$276.1	$(67.2)	$208.9

	Six Months Ended June 30,
	2024			2023
	Income before Taxes	Income Taxes	Net Income	Income before Taxes	Income Taxes	Net Income
As reported in accordance with GAAP	$454.3	$(108.4)	$345.9	$521.1	$(128.3)	$392.8
Special items:
Jackson mill conversion-related activities (a)	9.7	(2.4)	7.3	5.7	(1.4)	4.3
Facilities closure and other costs (b)	—	—	—	13.6	(3.4)	10.2
Total special items	9.7	(2.4)	7.3	19.3	(4.8)	14.5
Excluding special items	$464.0	$(110.8)	$353.2	$540.4	$(133.1)	$407.3

(a)
Includes items related to the announced discontinuation of production of UFS paper grades on the No. 3 machine at the Jackson, Alabama mill associated with the permanent conversion of the machine to produce linerboard and other paper-to-containerboard conversion related activities.

(b)
For the three months ended June 30, 2024, includes charges consisting of closure costs related to corrugated products facilities. For the six months ended June 30, 2024, these charges were completely offset by income primarily related to a favorable lease buyout for a closed corrugated products facility during the first quarter of 2024. For 2023, includes charges consisting of closure costs related to corrugated products facilities and design centers.

The following table reconciles net income to EBITDA and EBITDA excluding special items for the periods indicated (dollars in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net income	$198.9	$202.7	$345.9	$392.8
Non-operating pension (income) expense	(1.1)	2.0	(2.2)	4.0
Interest expense, net	10.4	14.6	19.9	29.9
Income tax provision	67.8	65.1	108.4	128.3
Depreciation, amortization, and depletion	128.5	127.9	256.9	257.5
EBITDA	$404.5	$412.3	$728.9	$812.5

Special items:
Jackson mill conversion-related activities	(0.6)	2.0	8.3	1.7
Facilities closure and other costs	0.1	3.2	—	8.2
Total special items	(0.5)	5.2	8.3	9.9
EBITDA excluding special items	$404.0	$417.5	$737.2	$822.4

The following table reconciles segment income (loss) to EBITDA and EBITDA excluding special items for the periods indicated (dollars in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Packaging
Segment income	$279.8	$285.8	$483.6	$553.7
Depreciation, amortization, and depletion	120.1	116.3	238.6	235.2
EBITDA	399.9	402.1	722.2	788.9
Facilities closure and other costs	0.1	3.2	—	8.2
Jackson mill conversion-related activities	—	—	4.0	(0.3)
EBITDA excluding special items	$400.0	$405.3	$726.2	$796.8

Paper
Segment income	$26.7	$29.1	$56.4	$63.2
Depreciation, amortization, and depletion	4.5	7.7	10.5	14.7
EBITDA	31.2	36.8	66.9	77.9
Jackson mill conversion-related activities	(0.6)	2.0	4.3	2.0
EBITDA excluding special items	$30.6	$38.8	$71.2	$79.9

Corporate and Other
Segment loss	$(30.5)	$(30.5)	$(68.0)	$(61.9)
Depreciation, amortization, and depletion	3.9	3.9	7.8	7.6
EBITDA	(26.6)	(26.6)	(60.2)	(54.3)
EBITDA excluding special items	$(26.6)	$(26.6)	$(60.2)	$(54.3)

EBITDA	$404.5	$412.3	$728.9	$812.5

EBITDA excluding special items	$404.0	$417.5	$737.2	$822.4

Market Risk and Risk Management Policies

PCA is exposed to the impact of commodity price changes, interest rate changes, and changes in the market value of its financial instruments. To manage these risks, we may from time to time enter into transactions, including certain physical commodity transactions, that are determined to be derivatives. As of June 30, 2024, we are party to certain physical commodity transactions related to natural gas supply contracts. These contracts qualify for the normal purchase normal sale ("NPNS") exception, and we have elected that exception. For a discussion of derivatives and hedging activities, see Note 2, Summary of Significant Account Policies, of the Notes to Consolidated Financial Statements in “Part II, Item 8. Financial Statements and Supplementary Data” of our 2023 Annual Report on Form 10-K.

At June 30, 2024, interest rates on 100% of PCA’s outstanding debt are fixed.

Off-Balance-Sheet Activities

The Company does not have any off-balance sheet arrangements as of June 30, 2024.

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

PCA has included in its 2023 Annual Report on Form 10-K a discussion of its critical accounting policies and estimates which require management’s most difficult, subjective, or complex judgments used in the preparation of its consolidated financial statements. PCA has not had any changes to these critical accounting estimates during the first six months of 2024.

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

Prior to filing this report, PCA completed an evaluation under the supervision and with the participation of PCA’s management, including PCA’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of PCA’s disclosure controls and procedures as of June 30, 2024. The evaluation of PCA’s disclosure controls and procedures included a review of the controls’ objectives and design, PCA’s implementation of the controls, and the effect of the controls on the information generated for use in this report. Based on this evaluation, PCA’s Chief Executive Officer and Chief Financial Officer concluded that PCA’s disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2024.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule13a-15(f) under the Exchange Act) that occurred during the most recent fiscal quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table presents information related to our repurchases of common stock made under repurchase plans authorized by PCA's Board of Directors, and shares withheld to cover taxes on vesting of equity awards, during the three months ended June 30, 2024:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in millions)
April 1-30, 2024	5,522	$188.75	—	$436.0
May 1-31, 2024	1,943	175.23	—	436.0
June 1-30, 2024	859	180.57	—	436.0
Total	8,324	$184.75	—	$436.0
(a)
All shares were withheld from employees to cover income and payroll taxes on equity awards that vested during the period.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

During the three months ended June 30, 2024, none of the Company's directors or officers adopted or terminated any contract, instruction, or written plan for the purchase or sale of our securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any non-Rule 10b5-1 trading arrangements as defined in Item 408(a) of Regulation S-K.

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

Date: August 8, 2024