Form 10-Q
period 2024-09-30
PACKAGING CORP OF AMERICA
filed 2024-11-07
CIK 75677

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

As of November 1, 2024, the Registrant had outstanding 89,804,942 shares of common stock, par value $0.01 per share.

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

i

PART I

FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Packaging Corporation of America

Consolidated Statements of Income and Comprehensive Income

(unaudited, dollars in millions, except per-share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Statements of Income:
Net sales	$2,182.4	$1,936.0	$6,237.2	$5,864.5
Cost of sales	(1,677.2)	(1,523.3)	(4,923.8)	(4,575.7)
Gross profit	505.2	412.7	1,313.4	1,288.8
Selling, general and administrative expenses	(162.0)	(144.2)	(463.3)	(438.1)
Other expense, net	(16.1)	(9.9)	(51.0)	(37.1)
Income from operations	327.1	258.6	799.1	813.6
Non-operating pension income (expense)	1.2	(1.8)	3.4	(5.8)
Interest expense, net	(9.7)	(12.3)	(29.7)	(42.2)
Income before taxes	318.6	244.5	772.8	765.6
Provision for income taxes	(80.5)	(61.3)	(188.8)	(189.6)
Net income	$238.1	$183.2	$584.0	$576.0
Net income per common share:
Basic	$2.65	$2.04	$6.51	$6.41
Diluted	$2.64	$2.03	$6.48	$6.38
Dividends declared per common share	$1.25	$1.25	$3.75	$3.75
Statements of Comprehensive Income:
Net income	$238.1	$183.2	$584.0	$576.0
Other comprehensive income, net of tax:
Changes in unrealized gains on marketable debt securities, net of tax of ($0.3) million, ($0.1) million, ($0.3) million, and ($0.3) million, respectively	1.0	0.4	0.8	0.9
Amortization of pension and postretirement plans actuarial loss and prior service cost, net of tax of ($0.4) million, ($0.5) million, ($1.0) million, and ($1.6) million, respectively	1.0	1.6	3.1	4.8
Other comprehensive income	2.0	2.0	3.9	5.7
Comprehensive income	$240.1	$185.2	$587.9	$581.7

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Packaging Corporation of America

Consolidated Balance Sheets

(unaudited, dollars and shares in millions, except per-share data)

	September 30,	December 31,
	2024	2023
ASSETS
Current Assets:
Cash and cash equivalents	$676.6	$648.0
Short-term marketable debt securities ($95.0 million and $93.5 million measured at fair value as of September 30, 2024 and December 31, 2023, respectively)	95.0	493.5
Accounts receivable, net of allowance for credit losses and customer deductions of $19.4 million and $13.1 million as of September 30, 2024 and December 31, 2023, respectively	1,216.1	1,033.2
Inventories	1,061.9	1,013.1
Prepaid expenses and other current assets	191.8	62.3
Federal and state income taxes receivable	—	4.3
Total current assets	3,241.4	3,254.4
Property, plant, and equipment, net	3,982.3	3,863.8
Goodwill	922.4	922.4
Other intangible assets, net	201.3	229.6
Operating lease right-of-use assets	260.3	279.6
Long-term marketable debt securities	69.7	64.1
Other long-term assets	76.4	67.2
Total assets	$8,753.8	$8,681.1
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$—	$399.6
Operating lease obligations	81.7	78.6
Finance lease obligations	2.1	2.0
Accounts payable	459.9	402.4
Dividends payable	115.8	115.9
Accrued liabilities	393.3	253.5
Accrued interest	32.5	13.7
Federal and state income taxes payable	15.2	—
Total current liabilities	1,100.5	1,265.7
Long-term liabilities:
Long-term debt	2,473.7	2,472.2
Operating lease obligations	189.4	212.1
Finance lease obligations	7.2	8.7
Deferred income taxes	540.5	558.0
Compensation and benefits	98.5	106.4
Other long-term liabilities	80.4	60.7
Total long-term liabilities	3,389.7	3,418.1
Commitments and contingent liabilities (Note 19)
Stockholders' equity:
Common stock, par value $0.01 per share, 300.0 million shares authorized, 89.8 million and 89.6 million shares issued as of September 30, 2024 and December 31, 2023, respectively	0.9	0.9
Additional paid in capital	660.6	620.1
Retained earnings	3,669.1	3,447.2
Accumulated other comprehensive loss	(67.0)	(70.9)
Total stockholders' equity	4,263.6	3,997.3
Total liabilities and stockholders' equity	$8,753.8	$8,681.1

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Packaging Corporation of America

Consolidated Statements of Cash Flows

(unaudited, dollars in millions)

	Nine Months Ended
	September 30,
	2024	2023
Cash Flows from Operating Activities:
Net income	$584.0	$576.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization of intangibles	389.6	386.8
Amortization of deferred financing costs	1.8	1.6
Share-based compensation expense	39.6	32.5
Deferred income tax benefit	(18.0)	(7.7)
Net loss on asset disposals	12.9	5.2
Pension and post-retirement benefits expense, net of contributions	(20.8)	(35.8)
Other, net	23.7	11.0
Changes in operating assets and liabilities:
Increase in assets —
Accounts receivable	(182.8)	(13.4)
Inventories	(48.8)	(8.8)
Prepaid expenses and other current assets	(129.7)	(6.8)
Increase (decrease) in liabilities —
Accounts payable	36.1	(1.1)
Accrued liabilities	158.8	(3.8)
Federal and state income taxes payable/receivable	19.4	44.1
Net cash provided by operating activities	865.8	979.8
Cash Flows from Investing Activities:
Additions to property, plant, and equipment	(468.4)	(328.6)
Additions to other long-term assets	(1.9)	(2.5)
Proceeds from asset disposals	0.8	1.5
Purchases of available-for-sale debt securities	(91.9)	(76.1)
Proceeds from sales of available-for-sale debt securities	3.8	2.2
Proceeds from maturities of available-for-sale debt securities	83.1	72.4
Proceeds from maturities of held-to-maturity debt securities	400.0	—
Net cash used for investing activities	(74.5)	(331.1)
Cash Flows from Financing Activities:
Repayments of debt and finance lease obligations	(401.4)	(1.4)
Common stock dividends paid	(336.5)	(336.9)
Repurchases of common stock	—	(41.5)
Shares withheld to cover employee restricted stock taxes	(24.8)	(15.7)
Net cash used for financing activities	(762.7)	(395.5)
Net increase in cash and cash equivalents	28.6	253.2
Cash and cash equivalents, beginning of period	648.0	320.0
Cash and cash equivalents, end of period	$676.6	$573.2

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Packaging Corporation of America

Consolidated Statements of Changes in Stockholders’ Equity

(unaudited, dollars in millions and shares in thousands)

	Common Stock		Additional Paid in	Retained	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Earnings	Loss	Equity
Balance at July 1, 2024	89,815	$0.9	$650.3	$3,544.4	$(69.0)	$4,126.6
Common stock withheld and retired to cover taxes on vested stock awards	(4)	—	—	(0.7)	—	(0.7)
Common stock dividends declared	—	—	—	(112.7)	—	(112.7)
Share-based compensation and other	(2)	—	10.3	—	—	10.3
Comprehensive income	—	—	—	238.1	2.0	240.1
Balance at September 30, 2024	89,809	$0.9	$660.6	$3,669.1	$(67.0)	$4,263.6

	Common Stock		Additional Paid in	Retained	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Earnings	Loss	Equity
Balance at July 1, 2023	89,916	$0.9	$607.4	$3,339.0	$(98.7)	$3,848.6
Common stock repurchases and retirements	(286)	—	(2.5)	(39.0)	—	(41.5)
Common stock withheld and retired to cover taxes on vested stock awards	(1)	—	—	(0.2)	—	(0.2)
Common stock dividends declared	—	—	—	(112.5)	—	(112.5)
Share-based compensation and other	(4)	—	7.6	—	—	7.6
Comprehensive income	—	—	—	183.2	2.0	185.2
Balance at September 30, 2023	89,625	$0.9	$612.5	$3,370.5	$(96.7)	$3,887.2

	Common Stock		Additional Paid in	Retained	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Earnings	Loss	Equity
Balance at January 1, 2024	89,625	$0.9	$620.1	$3,447.2	$(70.9)	$3,997.3
Common stock withheld and retired to cover taxes on vested stock awards	(139)	—	(1.3)	(23.5)	—	(24.8)
Common stock dividends declared	—	—	—	(338.6)	—	(338.6)
Share-based compensation and other	323	—	41.8	—	—	41.8
Comprehensive income	—	—	—	584.0	3.9	587.9
Balance at September 30, 2024	89,809	$0.9	$660.6	$3,669.1	$(67.0)	$4,263.6

	Common Stock		Additional Paid in	Retained	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Earnings	Loss	Equity
Balance at January 1, 2023	89,695	$0.9	$581.8	$3,186.8	$(102.4)	$3,667.1
Common stock repurchases and retirements	(286)	—	(2.5)	(39.0)	—	(41.5)
Common stock withheld and retired to cover taxes on vested stock awards	(121)	—	(1.1)	(14.6)	—	(15.7)
Common stock dividends declared	—	—	—	(338.7)	—	(338.7)
Share-based compensation and other	337	—	34.3	—	—	34.3
Comprehensive income	—	—	—	576.0	5.7	581.7
Balance at September 30, 2023	89,625	$0.9	$612.5	$3,370.5	$(96.7)	$3,887.2

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

The consolidated financial statements of PCA as of September 30, 2024 and for the three and nine months ended September 30, 2024 and 2023 are unaudited but include all adjustments (consisting only of normal recurring adjustments) that management considers necessary for a fair presentation of such financial statements. The preparation of the consolidated financial statements involves the use of estimates and accruals. Actual results may vary from those estimates. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with Article 10 of Regulation S-X of the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete audited financial statements. Operating results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. These consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2023.

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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This ASU improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. This ASU is effective for fiscal years beginning after December 15, 2023 and interim periods starting within fiscal years beginning after December 15, 2024 on a retrospective basis. Early adoption is permitted. The Company evaluated the new disclosure requirements and determined their applicability to its reporting segments, which will be presented in its 2024 Annual Report on Form 10-K.

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

The following table presents our revenues disaggregated by product line (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Packaging	$2,008.7	$1,759.8	$5,715.3	$5,358.7
Paper	159.3	157.9	473.2	451.6
Corporate and Other	14.4	18.3	48.7	54.2
Total revenue	$2,182.4	$1,936.0	$6,237.2	$5,864.5

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

4. Earnings Per Share

The following table sets forth the computation of basic and diluted income per common share for the periods presented (dollars and shares in millions, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Numerator:	2024	2023	2024	2023
Net income	$238.1	$183.2	$584.0	$576.0
Less: Distributed and undistributed earnings allocated to participating securities	(1.7)	(1.4)	(4.1)	(4.8)
Net income attributable to common shareholders	$236.4	$181.8	$579.9	$571.2
Denominator:
Weighted average basic common shares outstanding	89.1	89.1	89.1	89.1
Effect of dilutive securities	0.4	0.4	0.4	0.4
Weighted average diluted common shares outstanding	89.5	89.5	89.5	89.5
Basic income per common share	$2.65	$2.04	$6.51	$6.41
Diluted income per common share	$2.64	$2.03	$6.48	$6.38

5. Other Income (Expense), Net

The components of other expense, net, were as follows (dollars in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Asset disposals and write-offs	$(11.4)	$(9.0)	$(26.9)	$(22.2)
Facilities closure and other (costs) income (a)	(0.3)	0.1	(0.3)	(7.0)
DeRidder litigation (b)	(2.0)	—	(127.7)	—
DeRidder litigation insurance recovery (b)	2.0	—	127.7	—
Jackson mill conversion-related activities (c)	—	—	(7.6)	(1.5)
Other	(4.4)	(1.0)	(16.2)	(6.4)
Total	$(16.1)	$(9.9)	$(51.0)	$(37.1)

(a)
For the three and nine months ended September 30, 2024, includes charges consisting of closure costs related to corrugated products facilities. For the nine months ended September 30, 2024, these charges were partially offset by income primarily related to a favorable lease buyout for a closed corrugated products facility during the first quarter of 2024. For the three and nine months ended September 30, 2023, includes income and charges consisting of closure costs related to the closure of corrugated products facilities and design centers. Included therein are closure costs as well as the gain on sale of a corrugated products facility.

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

(c)
Includes items related to the announced discontinuation of production of uncoated freesheet paper grades on the No. 3 machine at the Jackson, Alabama mill associated with the permanent conversion of the machine to produce linerboard and other paper-to-containerboard conversion related activities.

6. Income Taxes

For the three months ended September 30, 2024 and 2023, we recorded $80.5 million and $61.3 million of income tax expense and had an effective tax rate of 25.3% and 25.1%, respectively. The increase in our effective tax rate for the three months ended September 30, 2024 compared to the same period in 2023 was primarily due to higher nondeductible employee remuneration paid to covered employees.

For the nine months ended September 30, 2024 and 2023, we recorded $188.8 million and $189.6 million of income tax expense and had an effective tax rate of 24.4% and 24.8%, respectively. The decrease in our effective tax rate for the nine months ended September 30, 2024 compared to the same period in 2023 was primarily due to higher excess tax benefits associated with employee restricted stock and performance unit vests.

Our current effective tax rate is higher than the federal statutory income tax rate of 21.0% due primarily to the effect of state and local income taxes. During the nine months ended September 30, 2024 and 2023, cash paid for taxes, net of refunds received, was $187.3 million and $153.2 million, respectively. The increase in cash tax payments between the periods is primarily due to higher 2024 forecasted taxable income.

During the three and nine months ended September 30, 2024 and 2023, there were no significant changes to our uncertain tax positions. For more information, see Note 7, Income Taxes, of the Notes to Consolidated Financial Statements in “Part II, Item 8. Financial Statements and Supplementary Data” of our 2023 Annual Report on Form 10-K.

7. Inventories

We value our raw materials, work in process, and finished goods inventories using lower of cost, as determined by the average cost method, or net realizable value. Supplies and materials are valued at the first-in, first-out (FIFO) or average cost method.

The components of inventories were as follows (dollars in millions):

	September 30,	December 31,
	2024	2023
Raw materials	$320.5	$326.2
Work in process	15.6	14.9
Finished goods	219.3	200.5
Supplies and materials	506.5	471.5
Inventories	$1,061.9	$1,013.1

8. Property, Plant, and Equipment

The components of property, plant, and equipment were as follows (dollars in millions):

	September 30,	December 31,
	2024	2023
Land and land improvements	$199.6	$197.8
Buildings	1,132.7	1,090.4
Machinery and equipment	7,249.2	7,006.7
Construction in progress	401.7	335.8
Other	196.9	177.0
Property, plant and equipment, at cost	9,180.1	8,807.7
Less accumulated depreciation	(5,197.8)	(4,943.9)
Property, plant, and equipment, net	$3,982.3	$3,863.8

Depreciation expense for the three months ended September 30, 2024 and 2023 was $122.7 million and $118.6 million, respectively. During the nine months ended September 30, 2024 and 2023, depreciation expense was $359.5 million and $354.9 million, respectively. During the nine months ended September 30, 2024, we recognized $1.7 million of incremental depreciation expense as a result of Jackson mill conversion-related activities and closure costs related to corrugated products facilities. We recognized $11.9 million of incremental depreciation expense during the nine months ended September 30, 2023 as a result of Jackson mill conversion-related activities and closure costs related to corrugated products facilities and design centers.

At September 30, 2024 and December 31, 2023, purchases of property, plant, and equipment included in accounts payable were $45.7 million and $24.2 million, respectively.

9. Goodwill and Intangible Assets

Goodwill

Goodwill represents the excess of the cost of an acquired business over the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed in a business combination. At both September 30, 2024 and December 31, 2023, we had $922.4 million of goodwill recorded in our Packaging segment, which represents the entire goodwill balance reported on our Consolidated Balance Sheets.

Intangible Assets

Intangible assets are primarily comprised of customer relationships and trademarks and trade names. The weighted average remaining useful life, gross carrying amount, and accumulated amortization of our intangible assets were as follows (dollars in millions):

	September 30, 2024			December 31, 2023
	Weighted Average Remaining Useful Life (in Years)	Gross Carrying Amount	Accumulated Amortization	Weighted Average Remaining Useful Life (in Years)	Gross Carrying Amount	Accumulated Amortization
Customer relationships	6.8	$546.0	$353.6	7.4	$546.0	$326.9
Trademarks and trade names	6.1	41.3	32.4	6.5	41.3	30.9
Other	2.2	4.4	4.4	2.9	4.4	4.3
Total intangible assets (excluding goodwill)	6.8	$591.7	$390.4	7.3	$591.7	$362.1

During the nine months ended September 30, 2024 and 2023, amortization expense was $28.3 million and $28.7 million, respectively.

10. Accrued Liabilities

The components of accrued liabilities were as follows (dollars in millions):

	September 30,	December 31,
	2024	2023
Compensation and benefits	$156.8	$154.4
DeRidder litigation (a)	127.7	—
Franchise, property, sales and use taxes	34.2	18.6
Customer rebates and other credits	30.7	35.2
Medical insurance and workers’ compensation	28.7	28.4
Environmental liabilities and asset retirement obligations	3.4	4.0
Severance, retention, and relocation	2.0	1.0
Other	9.8	11.9
Total	$393.3	$253.5

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

11. Debt

At September 30, 2024 and December 31, 2023, our long-term debt and interest rates on that debt were as follows (dollars in millions):

	September 30,	December 31,
	2024	2023
Revolving Credit Facility	$—	$—
3.65% Senior Notes, net of discount of $0.1 million as of December 31, 2023, due September 2024	—	399.9
3.40% Senior Notes, net of discount of $0.6 million and $0.7 million as of September 30, 2024 and December 31, 2023, respectively, due December 2027	499.4	499.3
3.00% Senior Notes, net of discount of $0.4 million as of both September 30, 2024 and December 31, 2023, due December 2029	499.6	499.6
5.70% Senior Notes, net of discount of $0.3 million as of both September 30, 2024 and December 31, 2023, due December 2033	399.7	399.7
4.05% Senior Notes, net of discount of $3.2 million and $3.3 million as of September 30, 2024 and December 31, 2023, respectively, due December 2049	396.8	396.7
3.05% Senior Notes, net of discount of $3.4 million and $3.5 million as of September 30, 2024 and December 31, 2023, respectively, due October 2051	696.6	696.5
Total	2,492.1	2,891.7
Less current portion (a)	—	399.6
Less unamortized debt issuance costs	18.4	19.9
Total long-term debt	$2,473.7	$2,472.2
(a)
As of September 30, 2024, there are no unamortized debt issuance costs associated with the current portion of long-term debt, as the 2024 senior notes due September 2024 were repaid on September 15, 2024. As of December 31, 2023, the current portion of long-term debt excludes unamortized debt issuance costs of $0.3 million.

On September 15, 2024, we used the net proceeds from the November 2023 offering of the 5.70% senior notes due 2033 and cash on hand to repay our outstanding 3.65% senior notes due 2024. The repayment of the old 3.65% notes was $407.3 million, which included principal and accrued interest.

For the nine months ended September 30, 2024 and 2023, cash payments for interest were $61.4 million and $49.9 million, respectively.

Included in interest expense, net is the amortization of financing costs, which includes the amortization of debt issuance costs and amortization of bond discount. For the three months ended September 30, 2024 and 2023, amortization of debt issuance costs was $0.5 million and $0.4 million, respectively, and during the nine months ended September 30, 2024 and 2023, amortization of debt issuance costs was $1.4 million and $1.2 million, respectively. For both the three and nine month periods ended September 30, 2024 and 2023, the amortization of bond discount was insignificant.

At September 30, 2024, we had $2,492.1 million of fixed-rate senior notes outstanding. The fair value of our fixed-rate debt was estimated to be $2,208.8 million. The difference between the book value and fair value is due to the difference between the period-end market interest rate and the stated rate of our fixed-rate debt. We estimated the fair value of our fixed-rate debt using quoted market prices (Level 2 inputs) within the fair value hierarchy, which is further defined in Note 2, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements in "Part II, Item 8. Financial Statements and Supplementary Data" of our 2023 Annual Report on Form 10-K.

For more information on our long-term debt and interest rates on that debt, see Note 10, Debt, of the Notes to Consolidated Financial Statements in "Part II, Item 8. Financial Statements and Supplementary Data" of our 2023 Annual Report on Form 10-K.

12. Cash, Cash Equivalents, and Marketable Debt Securities

The following table shows the Company’s cash, cash equivalents, held-to-maturity ("HTM") debt securities, and available-for-sale ("AFS") debt securities by major asset category at September 30, 2024 and December 31, 2023 (in millions):

	September 30, 2024
	Adjusted Cost Basis	Unrealized Gain	Unrealized Loss	Fair Value	Cash and Cash Equivalents	Short-Term Marketable Debt Securities	Long-Term Marketable Debt Securities
Cash and cash equivalents	$674.8	$—	$—	$674.8	$674.8	$—	$—
Level 1 (a):
U.S. Treasury securities	28.3	0.1	—	28.4	—	16.2	12.2
Money market funds	1.8	—	—	1.8	1.8	—	—
Subtotal	30.1	0.1	—	30.2	1.8	16.2	12.2
Level 2 (b):
Corporate debt securities	125.8	0.8	—	126.6	—	70.1	56.5
Certificates of deposit	6.7	—	—	6.7	—	6.7	—
U.S. government agency securities	3.0	—	—	3.0	—	2.0	1.0
Subtotal	135.5	0.8	—	136.3	—	78.8	57.5
Total	$840.4	$0.9	$—	$841.3	$676.6	$95.0	$69.7

	December 31, 2023
	Adjusted Cost Basis	Unrealized Gain	Unrealized Loss	Fair Value	Cash and Cash Equivalents	Short-Term Marketable Debt Securities	Long-Term Marketable Debt Securities
Cash and cash equivalents	$646.4	$—	$—	$646.4	$646.4	$—	$—
Time Deposits (c):	400.0	—	—	400.0	—	400.0	—
Level 1 (a):
U.S. Treasury securities	29.3	—	—	29.3	—	11.3	18.0
Money market funds	1.6	—	—	1.6	1.6	—	—
Subtotal	30.9	—	—	30.9	1.6	11.3	18.0
Level 2 (b):
Corporate debt securities	112.5	0.3	(0.4)	112.4	—	68.5	43.9
U.S. government agency securities	10.1	—	(0.1)	10.0	—	7.8	2.2
Certificates of deposit	5.9	—	—	5.9	—	5.9	—
Subtotal	128.5	0.3	(0.5)	128.3	—	82.2	46.1
Total	$1,205.8	$0.3	$(0.5)	$1,205.6	$648.0	$493.5	$64.1
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
(c)
We had $400.0 million of investments in time deposits classified as HTM debt securities as of December 31, 2023, which matured within one year and were recorded in “Short-term marketable debt securities” on our Consolidated Balance Sheets. We recorded these HTM debt securities at amortized cost, which approximated fair value. We did not have any investments in HTM debt securities as of September 30, 2024, as the investments in time deposits matured on September 12, 2024. The proceeds received from the maturity of these time deposits were used to repay our 3.65% senior notes due 2024, which matured on September 15, 2024.

For both the three and nine months ended September 30, 2024 and 2023, net realized gains and losses on the sales and maturities of certain marketable debt securities were insignificant.

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

As of September 30, 2024 and December 31, 2023, we do not consider any of the impairments related to our marketable debt securities to be the result of credit losses. Therefore, we have not recorded an allowance for credit losses related to our marketable debt securities. All unrealized gains and losses were recorded in other comprehensive income (OCI).

The following tables provide information about the Company’s marketable debt securities that have been in a continuous loss position as of September 30, 2024 and December 31, 2023 (in millions, except number of marketable debt securities in a loss position):

	September 30, 2024
	Fair Value of Marketable Debt Securities in a Loss Position < 12 Months	Number of Marketable Debt Securities in a Loss Position < 12 Months	Unrealized Losses < 12 Months (d)	Fair Value of Marketable Debt Securities in a Loss Position ≥ 12 Months	Number of Marketable Debt Securities in a Loss Position ≥ 12 Months	Unrealized Losses ≥ 12 Months (d)
Corporate debt securities	$8.3	12	$—	$4.0	7	$—
U.S. Treasury securities	—	—	—	9.0	8	—
U.S. government agency securities	2.0	3	—	—	—	—
	$10.3	15	$—	$13.0	15	$—

	December 31, 2023
	Fair Value of Marketable Debt Securities in a Loss Position < 12 Months	Number of Marketable Debt Securities in a Loss Position < 12 Months	Unrealized Losses < 12 Months	Fair Value of Marketable Debt Securities in a Loss Position ≥ 12 Months	Number of Marketable Debt Securities in a Loss Position ≥ 12 Months	Unrealized Losses ≥ 12 Months
Corporate debt securities	$27.9	35	$0.1	$36.2	49	$0.3
U.S. Treasury securities	11.4	11	—	6.2	10	0.1
U.S. government agency securities	8.5	14	—	1.5	2	—
	$47.8	60	$0.1	$43.9	61	$0.4

(d)
Unrealized losses were insignificant for both debt securities in a continuous loss position less than 12 months and debt securities in a continuous loss position greater than or equal to 12 months for the period ended September 30, 2024.

13. Employee Benefit Plans and Other Postretirement Benefits

The components of net periodic benefit cost for our pension plans were as follows (dollars in millions):

	Pension Plans
	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Service cost	$2.9	$3.3	$9.2	$10.5
Interest cost	13.8	13.8	41.5	41.9
Expected return on plan assets	(16.4)	(14.2)	(49.3)	(42.8)
Net amortization of unrecognized amounts
Prior service cost	1.4	1.3	4.1	3.9
Actuarial loss	0.1	1.0	0.5	3.1
Net periodic benefit cost	$1.8	$5.2	$6.0	$16.6

PCA makes pension plan contributions that are sufficient to fund its actuarially determined costs, generally equal to the minimum amounts required by the Employee Retirement Income Security Act (ERISA). From time to time, PCA may make additional discretionary contributions based on the funded status of the plans, tax deductibility, income from operations, and other factors. During both the three and nine months ended September 30, 2024 and 2023, payments to our nonqualified pension plans were insignificant. During the three and nine months ended September 30, 2024 and 2023, we made contributions of $25.0 million and $50.0 million, respectively, to our qualified pension plans. We do not have a required minimum contribution amount for 2024, but we made discretionary contributions to our plans during the three and nine months ended September 30, 2024.

For both the three and nine months ended September 30, 2024 and 2023, the net periodic benefit cost for our postretirement plans was insignificant.

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

As of September 30, 2024, assuming performance units are paid out at the target level of performance, 2.7 million shares were available for future grants under the current plan. Forfeitures are added back to the pool of shares of common stock available to be granted at a future date.

The following table presents restricted stock and performance unit award activity for the nine months ended September 30, 2024:

	Restricted Stock		Performance Units
	Shares	Weighted Average Grant- Date Fair Value	Shares	Weighted Average Grant- Date Fair Value
Outstanding at January 1, 2024	671,723	$127.15	372,777	$119.22
Granted	175,956	176.60	129,923	189.01
Vested (a)	(207,337)	102.94	(139,984)	182.64
Forfeitures	(4,657)	146.30	—	—
Outstanding at September 30, 2024	635,685	$144.98	362,716	$119.74
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

Compensation Expense

Our share-based compensation expense is primarily recorded in "Selling, general, and administrative expenses." Compensation expense for share-based awards recognized in the Consolidated Statements of Income, net of forfeitures, was as follows (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Restricted stock	$5.7	$4.1	$25.7	$21.5
Performance units	4.7	3.6	13.9	11.0
Total share-based compensation expense	10.4	7.7	39.6	32.5
Income tax benefit	(2.6)	(1.9)	(9.9)	(8.1)
Share-based compensation expense, net of tax benefit	$7.8	$5.8	$29.7	$24.4

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

Performance unit awards granted to certain key employees are earned based on the achievement of defined performance rankings of Return on Invested Capital (ROIC) or Total Shareholder Return (TSR) compared to ROIC and TSR for peer companies. For performance unit awards made in 2024 and 2023, in terms of grant date value, 50% used TSR as the performance measure and 50% used ROIC as the performance measure. The ROIC component of performance unit awards is valued based on the closing price of the stock on the grant date. As the ROIC component contains a performance condition, compensation expense, net of estimated forfeitures, is recorded over the requisite service period based on the most probable number of awards expected to vest. The TSR component of performance unit awards is valued using a Monte Carlo simulation as the TSR component contains a market condition. The Monte Carlo simulation estimates the fair value of the TSR component based on the expected term of the award, a risk-free interest rate, expected dividends, and expected volatility of the Company’s common stock and the common stock of the peer companies. Compensation expense is recorded ratably over the expected term of the award regardless of whether the market condition is satisfied.

The unrecognized compensation expense for all share-based awards at September 30, 2024 was as follows (dollars in millions):

	September 30, 2024
	Unrecognized Compensation Expense	Remaining Weighted Average Recognition Period (in years)
Restricted stock	$34.2	2.6
Performance units	27.8	2.4
Total unrecognized share-based compensation expense	$62.0	2.5

15. Stockholders' Equity

Dividends

During the nine months ended September 30, 2024, we paid $336.5 million of dividends to shareholders. On August 27, 2024, PCA’s Board of Directors declared a regular quarterly cash dividend of $1.25 per share of common stock, which was paid on October 15, 2024 to shareholders of record as of September 16, 2024. The dividend payment was $112.3 million.

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

The company did not repurchase any shares of its common stock under this authority during the three and nine months ended September 30, 2024. At September 30, 2024, $436.0 million of the authorized amount remained available for repurchase of the Company’s common stock.

Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) (AOCI) by component were as follows (dollars in millions). Amounts in parentheses indicate losses:

	Unrealized Loss On Foreign Exchange Contracts	Unrealized Loss on Marketable Debt Securities	Unfunded Employee Benefit Obligations	Total
Balance at January 1, 2024	$(0.1)	$(0.1)	$(70.7)	$(70.9)
Other comprehensive loss before reclassifications, net of tax	—	0.8	—	0.8
Amounts reclassified from AOCI, net of tax	—	—	3.1	3.1
Balance at September 30, 2024	$(0.1)	$0.7	$(67.6)	$(67.0)

Reclassifications out of AOCI were as follows (dollars in millions). Amounts in parentheses indicate expenses in the Consolidated Statements of Income:

	Amounts Reclassified from AOCI
	Three Months Ended September 30,		Nine Months Ended September 30,
Details about AOCI Components	2024	2023	2024	2023
Unfunded employee benefit obligations (a)
Amortization of prior service costs	$(1.3)	$(1.2)	$(3.8)	$(3.6)	See (a) below
Amortization of actuarial losses	(0.1)	(0.9)	(0.3)	(2.8)	See (a) below
	(1.4)	(2.1)	(4.1)	(6.4)	Total before tax
	0.4	0.5	1.0	1.6	Tax benefit
	$(1.0)	$(1.6)	$(3.1)	$(4.8)	Net of tax

(a)
These AOCI components are included in the computation of net pension and postretirement benefit costs. See Note 13, Employee Benefit Plans and Other Postretirement Benefits, for additional information.

16. Concentrations of Risk

ODP Corporation ("ODP"), formerly Office Depot Inc., along with its subsidiaries and affiliates, is our largest customer in the Paper segment. Our Paper segment has had a long-standing commercial and contractual relationship with ODP. This relationship exposes us to a significant concentration of business and financial risk. Our sales to ODP represented approximately 4% and 5% of our total Company sales for the nine month periods ended September 30, 2024 and 2023, respectively, and approximately 57% and 61% of our Paper segment sales for those periods, respectively. For the full year 2023, sales to ODP represented about 61% of our Paper segment sales.

At September 30, 2024 and December 31, 2023, we had $49.3 million and $46.5 million of accounts receivable due from ODP, respectively, which represents approximately 4% of our total Company receivables for both periods.

17. Transactions With Related Parties

Louisiana Timber Procurement Company, L.L.C. ("LTP") is a variable-interest entity that is 50% owned by PCA and 50% owned by Boise Cascade Company ("Boise Cascade"). LTP procures sawtimber, pulpwood, residual chips, and other residual wood fiber to meet the wood and fiber requirements of PCA and Boise Cascade in Louisiana. PCA is the primary beneficiary of LTP and has the power to direct the activities that most significantly affect the economic performance of LTP. Therefore, we consolidate 100% of LTP in our financial statements in our Corporate and Other segment. The carrying amounts of LTP's assets and liabilities (which relate primarily to non-inventory working capital items) on our Consolidated Balance Sheets were $4.5 million at September 30, 2024 and $3.3 million at December 31, 2023. During the three months ended September 30, 2024 and 2023, we recorded $22.1 million and $20.3 million, respectively, and during the nine months ended September 30, 2024 and 2023, we recorded $63.2 million and $61.5 million, respectively, of LTP sales to Boise Cascade in "Net Sales" in the Consolidated Statements of Income and approximately the same amount of expenses in "Cost of Sales".

During the three months ended September 30, 2024 and 2023, fiber purchases from related parties were $2.6 million and $2.9 million, respectively, and during the nine months ended September 30, 2024 and 2023, fiber purchases from related parties were $8.4 million and $8.9 million, respectively. Most of these purchases related to chip and log purchases by LTP from Boise Cascade's wood products business. These purchases are recorded in "Cost of Sales" in the Consolidated Statements of Income.

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

Selected financial information by reportable segment was as follows (dollars in millions):

	Sales, net
Three Months Ended September 30, 2024	Trade	Intersegment	Total	Segment Operating Income (Loss)
Packaging	$1,998.8	$9.9	$2,008.7	$320.7	(a)
Paper	159.3	—	159.3	38.5
Corporate and Other	24.3	41.3	65.6	(32.1)
Intersegment eliminations	—	(51.2)	(51.2)	—
	$2,182.4	$—	$2,182.4	327.1
Non-operating pension income				1.2
Interest expense, net				(9.7)
Income before taxes				$318.6

	Sales, net
Three Months Ended September 30, 2023	Trade	Intersegment	Total	Segment Operating Income (Loss)
Packaging	$1,755.2	$4.6	$1,759.8	$256.8	(c)
Paper	157.9	—	157.9	27.6	(c)
Corporate and Other	22.9	40.6	63.5	(25.8)
Intersegment eliminations	—	(45.2)	(45.2)	—
	$1,936.0	$—	$1,936.0	258.6
Non-operating pension expense				(1.8)
Interest expense, net				(12.3)
Income before taxes				$244.5

	Sales, net
Nine Months Ended September 30, 2024	Trade	Intersegment	Total	Segment Operating Income (Loss)
Packaging	$5,694.3	$21.0	$5,715.3	$804.3	(a) (b)
Paper	473.2	—	473.2	94.9	(b)
Corporate and Other	69.7	119.5	189.2	(100.1)
Intersegment eliminations	—	(140.5)	(140.5)	—
	$6,237.2	$—	$6,237.2	799.1
Non-operating pension income				3.4
Interest expense, net				(29.7)
Income before taxes				$772.8

	Sales, net
Nine Months Ended September 30, 2023	Trade	Intersegment	Total	Segment Operating Income (Loss)
Packaging	$5,344.3	$14.4	$5,358.7	$810.5	(c)
Paper	451.6	—	451.6	90.8	(c)
Corporate and Other	68.6	116.5	185.1	(87.7)
Intersegment eliminations	—	(130.9)	(130.9)	—
	$5,864.5	$—	$5,864.5	813.6
Non-operating pension expense				(5.8)
Interest expense, net				(42.2)
Income before taxes				$765.6

(a)
The three and nine months ended September 30, 2024 include $0.9 million and $1.0 million, respectively, of charges consisting of closure costs related to corrugated products facilities. For the nine months ended September 30, 2024, these charges were partially offset by income primarily related to a favorable lease buyout for a closed corrugated products facility during the first quarter of 2024.

(b)
The nine months ended September 30, 2024 include $9.7 million of charges related to the announced discontinuation of production of UFS paper grades on the No. 3 machine at the Jackson, Alabama mill associated with the permanent conversion of the machine to produce linerboard and other paper-to-containerboard conversion related activities.

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

Guarantees and Indemnifications

We provide guarantees, indemnifications, and other assurances to third parties in the normal course of our business. These include tort indemnifications, environmental assurances, and representations and warranties in commercial agreements. At September 30, 2024, we are not aware of any material liabilities arising from any guarantee, indemnification, or financial assurance we have provided. If we determined such a liability was probable and subject to reasonable determination, we would accrue for it at that time.

DeRidder Mill Incident

On February 8, 2017, a tank located in the pulp mill at the Company's DeRidder, Louisiana facility exploded, resulting in three contractor fatalities and other injuries. The Company was served with multiple lawsuits involving the decedents and other allegedly injured parties, alleging negligence on the part of the Company and claiming compensatory and punitive damages. The Company believes that these suits are covered by its liability insurance policies, subject to an aggregate $1.0 million deductible. The majority of these lawsuits were settled by the Company and its insurers. The Company has not paid any losses in excess of its insurance deductible in connection with these settlements, and its insurance deductible has been satisfied in full. To date, all settlements in excess of the deductible have been paid out by one of the Company’s insurers. The remaining lawsuit, which involves nine plaintiffs, was tried in the U.S. District Court for the Middle District of Louisiana in April 2024. On April 24, 2024, a jury awarded these plaintiffs approximately $91.8 million in compensatory damages. The verdict is subject to interest. The amount of the verdict with interest is within the remaining limits of the Company's liability insurance policies. The matter is in the post-trial stage, and the Company intends to appeal the decision. While the Company cannot predict the outcome of the appeal and the ultimate outcome of this matter, the Company believes that it has sufficient insurance to cover the verdict and interest. At September 30, 2024, the Company recorded an accrual of $127.7 million including the compensatory damages as well as interest of $35.9 million in “Accrued liabilities” in the Consolidated Balance Sheets. Additionally, a receivable of $127.7 million for the insurance recovery was recorded in “Prepaids and other current assets” in the Consolidated Balance Sheets.

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

Included in this Item 2 are various non-GAAP financial measures, including earnings per diluted share excluding special items, net income excluding special items, earnings before non-operating pension income (expense), interest, income taxes, and depreciation, amortization, and depletion (“EBITDA”), segment EBITDA, EBITDA excluding special items, and segment EBITDA excluding special items. We provide important disclosures regarding our presentation of non-GAAP financial measures and reconciliations of presented non-GAAP financial measures to the most comparable measures presented in accordance with GAAP later in this section under the caption “Non-GAAP Financial Measures.”

This Item 2 is intended to supplement, and should be read in conjunction with, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2023 Annual Report on Form 10-K.

Executive Summary

Third quarter net sales were $2.18 billion in 2024 and $1.94 billion in 2023. We reported $238 million of net income, or $2.64 per diluted share, during the third quarter of 2024, compared to $183 million, or $2.03 per diluted share, during the same period in 2023. Net income included $1 million of expense for special items in the third quarter of 2024, compared to $2 million of expense for special items in 2023 (discussed below). Excluding special items, net income was $239 million, or $2.65 per diluted share, during the third quarter of 2024, compared to $185 million, or $2.05 per diluted share, in the third quarter of 2023.1 The increase in net income was driven primarily by higher volume and prices and mix in the Packaging segment, higher volume in the Paper segment, lower freight and logistics expenses, lower scheduled outage expenses, and lower interest expense. These items were partially offset by lower prices and mix in the Paper segment, higher operating and converting costs, higher depreciation expense, and other expenses. For additional detail on special items included in reported GAAP results and other non-GAAP measures, see “Item 2. Non-GAAP Financial Measures.”

Packaging segment operating income was $321 million in the third quarter of 2024, compared to $257 million in the third quarter of 2023. Packaging segment EBITDA excluding special items was $446 million in the third quarter of 2024 compared to $374 million in the third quarter of 2023.1 The increase was due to higher sales and production volumes and prices and mix, lower freight and logistics expense, and lower scheduled mill outage expenses, partially offset by higher operating and converting costs. Strong demand drove a new all-time containerboard production record of 1.3 million tons. Corrugated plants also had record breaking performance with shipments per day up 11.1% compared to the third quarter of 2023. Prices and mix moved higher as we implemented previously announced price increases for containerboard and corrugated products.

Paper segment operating income was $39 million in the third quarter of 2024, compared to $28 million in the third quarter of 2023. Paper segment EBITDA excluding special items was $43 million in the third quarter of 2024, compared to $35 million in the third quarter of 2023.1 The increase was due to higher sales and production volumes, lower scheduled mill outage expenses, and lower operating costs, partially offset by lower prices and mix and higher freight and logistic expense.

Packaging segment operating income was $804 million in the first nine months of 2024, compared to $811 million in the same period in 2023. Packaging segment EBITDA excluding special items was $1,172 million in the first nine months of 2024 compared to $1,171 million in the first nine months of 2023.1 The slight increase in EBITDA excluding special items was due primarily to higher sales and production volumes, and lower freight and logistics expense, partially offset by lower prices and mix, higher operating and converting costs, higher expenses related to corrugated plant capital projects and other costs, and higher scheduled mill outage expenses.

1 Net income excluding special items, earnings per diluted share excluding special items, and segment EBITDA excluding special items are non-GAAP financial measures. See “Non-GAAP Financial Measures” later in this Item 2.

Paper segment operating income was $95 million in the first nine months of 2024, compared to $91 million in the first nine months of 2023. Paper segment EBITDA excluding special items was $114 million in the first nine months of 2024, compared to $115 million in the same period in 2023.1 The slight decrease in EBITDA excluding special items was due to lower prices and mix and higher scheduled mill outage expenses, partially offset by higher sales and production volumes, and lower operating costs.

Industry and Business Conditions

Trade publications reported North American industry-wide corrugated products shipments were up 0.6% in total and down (1.0%) per workday with one additional shipping day during the third quarter of 2024 compared to the same quarter of 2023. Reported industry containerboard production increased 3.1% compared to the third quarter of 2023. Reported industry containerboard inventories at the end of the third quarter of 2024 were approximately 2.6 million tons, up 1.9% compared to the same period in 2023. Reported containerboard export shipments were up 2.2% compared to the third quarter of 2023. In February 2024, reported index prices increased $40 per ton for linerboard and $60 per ton for corrugating medium, followed by an additional increase in June 2024 of $40 per ton for linerboard and corrugating medium.

The market for communication papers competes heavily with electronic data transmission and document storage alternatives. Increasing shifts to these alternatives have reduced usage of traditional print media and communication papers. Trade publications reported North American UFS paper shipments were up 2.7% in the third quarter of 2024 compared to the same quarter of 2023. Average prices reported by a trade publication for cut size office papers were higher by $7 per ton, or 0.5% in the third quarter of 2024, compared to the second quarter of 2024, and lower by $20 per ton, or (1.4%), compared to the third quarter of 2023. In January 2024, reported index prices declined $40 per ton for cut size office papers and $20 per ton for offset printing papers, followed by $20 per ton price increases in April and May 2024 for both cut size office papers and offset printing papers.

Outlook

We expect demand in our Packaging segment to remain strong with corrugated shipments-per-day continuing to strengthen and slightly higher containerboard volume. However, total corrugated products shipments will be impacted by two less shipping days than the third quarter and recent hurricane damage to the strawberry crops in Florida affecting our customers. With current containerboard inventory below target levels, we will also attempt to build inventory prior to year-end. We expect continued realization from our previously announced price increases and higher export prices, although with a seasonally less rich mix compared to the third quarter. In our Paper segment, shipments are expected to be lower versus the seasonally stronger third quarter while prices and mix should be fairly flat. Operating and converting costs are expected to increase, driven by higher seasonal energy costs and chemical costs. Scheduled mill maintenance outage costs are estimated to be higher than the third quarter, and depreciation expense should be slightly higher. Considering these items, we expect fourth quarter earnings to be lower than third quarter earnings.

Results of Operations

Three Months Ended September 30, 2024, compared to Three Months Ended September 30, 2023

The historical results of operations of PCA for the three months ended September 30, 2024 and 2023 are set forth below (dollars in millions):

	Three Months Ended
	September 30,
	2024	2023	Change
Packaging	$2,008.7	$1,759.8	$248.9
Paper	159.3	157.9	1.4
Corporate and Other	65.6	63.5	2.1
Intersegment eliminations	(51.2)	(45.2)	(6.0)
Net sales	$2,182.4	$1,936.0	$246.4

Packaging	$320.7	$256.8	$63.9
Paper	38.5	27.6	10.9
Corporate and Other	(32.1)	(25.8)	(6.3)
Income from operations	$327.1	$258.6	$68.5
Non-operating pension income (expense)	1.2	(1.8)	3.0
Interest expense, net	(9.7)	(12.3)	2.6
Income before taxes	318.6	244.5	74.1
Income tax provision	(80.5)	(61.3)	(19.2)
Net income	$238.1	$183.2	$54.9
Non-GAAP Measures (a)
Net income excluding special items	$238.8	$185.1	$53.7
Consolidated EBITDA	459.8	387.9	71.9
Consolidated EBITDA excluding special items	460.6	387.8	72.8
Packaging EBITDA	444.8	374.3	70.5
Packaging EBITDA excluding special items	445.6	374.2	71.4
Paper EBITDA	43.1	35.4	7.7
Paper EBITDA excluding special items	43.1	35.4	7.7

(a)
See “Non-GAAP Financial Measures” included in this Item 2 for a reconciliation of non-GAAP measures to the most comparable GAAP measure.

Net Sales

Net sales increased $246 million, or 12.7%, to $2,182 million during the three months ended September 30, 2024, compared to $1,936 million during the same period in 2023.

Packaging. Net sales increased $249 million, or 14.1%, to $2,009 million, compared to $1,760 million in the third quarter of 2023 due to higher volume ($241 million) and higher containerboard and corrugated products prices and mix ($8 million). In the third quarter of 2024, export and domestic containerboard outside shipments increased 25.8% compared to the third quarter of 2023. Our total corrugated products shipments were up 12.9% in total and up 11.1% per workday, with one additional shipping day compared to the same period in 2023. In the third quarter of 2024, our domestic containerboard prices were 8.5% higher, while export prices were 9.4% higher, than the same period in 2023.

Paper. Net sales increased $1 million, or 0.9%, to $159 million, compared to $158 million in the third quarter of 2023, due to higher volume ($4 million), partially offset by lower prices and mix ($3 million).

Gross Profit

Gross profit increased $93 million during the three months ended September 30, 2024, compared to the same period in 2023. The increase was driven primarily by higher volume and prices and mix in the Packaging segment, higher volume in the Paper segment, lower freight and logistics expenses, and lower scheduled outage expenses. These items were partially offset by lower prices and mix in the Paper segment, higher operating and converting costs, and other expenses. In the three months ended September 30, 2024, gross profit included no significant special items. In the three months ended September 30, 2023, gross profit included $3 million of special items expense related to Jackson mill conversion-related activities.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses (“SG&A”) increased $18 million during the three months ended September 30, 2024, compared to the same period in 2023. The increase was primarily due to higher employee-related expenses and bad debt expense.

Other Income (Expense), Net

Other income (expense), net, for the three months ended September 30, 2024 and 2023 are set forth below (dollars in millions):

	Three Months Ended
	September 30,
	2024	2023
Asset disposals and write-offs	$(11.4)	$(9.0)
Facilities closure and other (costs) income	(0.3)	0.1
DeRidder litigation	(2.0)	—
DeRidder litigation insurance recovery	2.0	—
Jackson mill conversion-related activities	—	—
Other	(4.4)	(1.0)
Total	$(16.1)	$(9.9)

We discuss these items in more detail in Note 5, Other Income (Expense), Net, of the Condensed Notes to Unaudited Quarterly Consolidated Financial Statements in “Part I, Item 1. Financial Statements” of this Form 10-Q.

Income from Operations

Income from operations increased $69 million, or 26.5%, during the three months ended September 30, 2024, compared to the same period in 2023. The third quarter of 2024 included $1 million of special items related to corrugated products facility closure costs, compared to $2 million of special items expense primarily related to Jackson mill conversion-related activities and corrugated products facilities closure costs in the third quarter of 2023.

Packaging. Packaging segment operating income increased $64 million to $321 million, compared to $257 million during the three months ended September 30, 2023. The increase related primarily to higher sales and production volumes ($113 million), lower freight expenses ($11 million), higher containerboard and corrugated products prices and mix ($4 million), and lower annual outage expenses ($1 million), partially offset by higher operating and converting costs ($58 million), and higher depreciation expense ($6 million). Operating costs were higher primarily because we operated the Wallula, Washington containerboard mill for the entire third quarter of 2024 while the mill was temporarily idled during the third quarter of 2023. The third quarter of 2024 included $1 million of special items related to corrugated products facility closure costs, compared to no special items in the third quarter of 2023.

Paper. Paper segment operating income increased $11 million to $39 million, compared to $28 million during the three months ended September 30, 2023. The increase primarily related to lower annual outage expenses ($6 million), higher sales and production volumes ($4 million), lower depreciation expense ($1 million), and lower operating costs ($1 million), partially offset by lower prices and mix ($3 million), and higher freight expenses ($1 million). There were no special items in the Paper segment during the third quarter of 2024, compared to $3 million of expense for Jackson mill conversion-related activities in the third quarter of 2023.

Non-Operating Pension Income, Interest Expense, Net and Income Taxes

Non-operating pension income increased $3 million during the three months ended September 30, 2024, compared to the same period in 2023. The increase in non-operating pension income was related to favorable 2023 asset performance and favorable assumption changes.

Interest expense, net for the three months ended September 30, 2024 decreased $3 million when compared to the same period in 2023. The decrease in interest expense, net was primarily due to higher interest income on invested cash in 2024 due to higher rates and higher cash balances.

During the three months ended September 30, 2024, we recorded $81 million of income tax expense, compared to $61 million of expense during the three months ended September 30, 2023. The effective tax rate for the three months ended September 30, 2024 and 2023 was 25.3% and 25.1%, respectively. The increase in our effective tax rate for the three months ended September 30, 2024 compared to the same period in 2023 was primarily due to higher nondeductible employee remuneration paid to covered employees.

Nine Months Ended September 30, 2024, compared to Nine Months Ended September 30, 2023

The historical results of operations of PCA for the nine months ended September 30, 2024 and 2023 are set forth below (dollars in millions):

	Nine Months Ended
	September 30,
	2024	2023	Change
Packaging	$5,715.3	$5,358.7	$356.6
Paper	473.2	451.6	21.6
Corporate and Other	189.2	185.1	4.1
Intersegment eliminations	(140.5)	(130.9)	(9.6)
Net sales	$6,237.2	$5,864.5	$372.7

Packaging	$804.3	$810.5	$(6.2)
Paper	94.9	90.8	4.1
Corporate and Other	(100.1)	(87.7)	(12.4)
Income from operations	$799.1	$813.6	$(14.5)
Non-operating pension income (expense)	3.4	(5.8)	9.2
Interest expense, net	(29.7)	(42.2)	12.5
Income before taxes	772.8	765.6	7.2
Income tax provision	(188.8)	(189.6)	0.8
Net income	$584.0	$576.0	$8.0
Non-GAAP Measures (a)
Net income excluding special items	$592.0	$592.3	$(0.3)
Consolidated EBITDA	1,188.7	1,200.4	(11.7)
Consolidated EBITDA excluding special items	1,197.8	1,210.2	(12.4)
Packaging EBITDA	1,167.0	1,163.2	3.8
Packaging EBITDA excluding special items	1,171.8	1,171.0	0.8
Paper EBITDA	110.0	113.3	(3.3)
Paper EBITDA excluding special items	114.3	115.3	(1.0)

(a)
See “Non-GAAP Financial Measures” included in this Item 2 for a reconciliation of non-GAAP measures to the most comparable GAAP measure.

Net Sales

Net sales increased $373 million, or 6.4%, to $6,237 million during the nine months ended September 30, 2024, compared to $5,865 million during the same period in 2023.

Packaging. Net sales increased $357 million, or 6.7%, to $5,715 million, compared to $5,359 million in the nine months ended September 30, 2023, due to higher containerboard and corrugated products volume ($598 million), partially offset by lower containerboard and corrugated products prices and mix ($241 million). In the first nine months of 2024, export and domestic containerboard outside shipments increased 22.7% compared to the first nine months of 2023. Total corrugated products shipments were up 11.0% in total and up 10.4% per workday compared to the same period in

2023. In the first nine months of 2024, our domestic containerboard prices were 2.3% higher, while export prices were (7.7%) lower, than the same period in 2023.

Paper. Net sales during the nine months ended September 30, 2024 increased $22 million, or 4.8%, to $473 million, compared to $452 million in the nine months ended September 30, 2023, due to higher volume ($43 million), partially offset by lower prices and mix ($21 million).

Gross Profit

Gross profit increased $25 million during the nine months ended September 30, 2024, compared to the same period in 2023. The increase was driven primarily by higher volumes in the Packaging and Paper segments, and lower freight and logistic expenses, partially offset by lower prices and mix in the Packaging and Paper segments, higher operating and converting costs, and higher annual outage expense. In the nine months ended September 30, 2024, gross profit included $2 million of special items expense primarily related to Jackson mill conversion-related activities. In the nine months ended September 30, 2023, gross profit included $12 million of special items expense primarily related to closure costs related to corrugated products facilities and Jackson mill conversion-related activities.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses (“SG&A”) increased $25 million during the nine months ended September 30, 2024, compared to the same period in 2023. The increase was primarily due to employee-related expenses and higher bad debt expense.

Other Income (Expense), Net

Other income (expense), net, for the nine months ended September 30, 2024 and 2023 are set forth below (dollars in millions):

	Nine Months Ended
	September 30,
	2024	2023
Asset disposals and write-offs	$(26.9)	$(22.2)
Jackson mill conversion-related activities	(7.6)	(1.5)
Facilities closure and other costs	(0.3)	(7.0)
DeRidder litigation	(127.7)	—
DeRidder litigation insurance recovery	127.7	—
Other	(16.2)	(6.4)
Total	$(51.0)	$(37.1)

We discuss these items in more detail in Note 5, Other Income (Expense), Net, of the Condensed Notes to Unaudited Quarterly Consolidated Financial Statements in “Part I, Item 1. Financial Statements” of this Form 10-Q.

Income from Operations

Income from operations decreased $15 million, or (1.8%), during the nine months ended September 30, 2024, compared to the same period in 2023. The first nine months of 2024 and 2023 included special items expense of $11 million and $22 million, respectively, related to Jackson mill conversion-related costs and corrugated facility closure costs.

Packaging. Packaging segment operating income decreased $6 million to $804 million during the first nine months of 2024, compared to the same period last year. The decrease related primarily to lower containerboard and corrugated products prices and mix ($257 million), higher operating and converting costs ($70 million), higher depreciation expense ($15 million), higher expenses related to corrugated plant capital projects and other costs ($7 million), and higher annual outage expenses ($1 million), partially offset by higher sales and production volumes ($314 million), and lower freight expenses ($22 million). Operating costs were higher primarily because we operated the Wallula, Washington containerboard mill for the entire third quarter of 2024 while the mill was temporarily idled during the third quarter of 2023. Special items during the first nine months of 2024 included $5 million of expense related to Jackson mill conversion-related activities and corrugated facility closure costs, compared to $13 million of expense related to corrugated facility closure costs in the same period in 2023.

Paper. Paper segment operating income increased $4 million to $95 million, compared to the nine months ended September 30, 2023. The increase primarily related to higher sales and production volumes ($18 million), lower operating costs ($6 million), and lower depreciation ($2 million), partially offset by lower prices and mix ($22 million), and higher annual outage expenses ($3 million). Special items during the first nine months of 2024 and 2023 included $6 million and $9 million, respectively, of expense related to Jackson mill conversion-related activities.

Non-Operating Pension Income, Interest Expense, and Income Taxes

Non-operating pension income increased $9 million during the nine months ended September 30, 2024, compared to the same period in 2023. The increase in non-operating pension income was related to favorable 2023 asset performance and favorable assumption changes.

Interest expense, net decreased $13 million during the nine months ended September 30, 2024, compared to the same period in 2023. The decrease in interest expense, net was primarily due to higher interest income on invested cash in 2024 due to higher rates and higher cash balances.

During the nine months ended September 30, 2024, we recorded $189 million of income tax expense, compared to $190 million of expense during the nine months ended September 30, 2023. The effective tax rate for the nine months ended September 30, 2024 and 2023 was 24.4% and 24.8%, respectively. The decrease in our effective tax rate for the nine months ended September 30, 2024 compared to the same period in 2023 was primarily due to higher excess tax benefits associated with employee restricted stock and performance unit vests.

Liquidity and Capital Resources

Sources and Uses of Cash

Our primary sources of liquidity are net cash provided by operating activities and available borrowing capacity under our revolving credit facility. At September 30, 2024, we had $677 million of cash and cash equivalents, $165 million of marketable debt securities, and $323 million of unused borrowing capacity under the revolving credit facility, net of letters of credit. Currently, our primary uses of cash are for operations, capital expenditures, acquisitions, debt service, common stock dividends, and repurchases of common stock. We believe that net cash generated from operating activities, cash on hand, available borrowings under our revolving credit facility, and available capital through access to capital markets will be adequate to meet our liquidity and capital requirements, including payments of any declared common stock dividends, for the foreseeable future. As our debt or credit facilities become due, we will need to repay, extend, or replace such facilities. Our ability to do so will be subject to future economic conditions and financial, business, and other factors, many of which are beyond our control.

Below is a summary table of our cash flows, followed by a discussion of our sources and uses of cash through operating activities, investing activities, and financing activities (dollars in millions):

	Nine Months Ended
	September 30,
	2024	2023	Change
Net cash provided by (used for):
Operating activities	$865.8	$979.8	$(114.0)
Investing activities	(74.5)	(331.1)	256.6
Financing activities	(762.7)	(395.5)	(367.2)
Net increase in cash and cash equivalents	$28.6	$253.2	$(224.6)

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

During the nine months ended September 30, 2024, net cash provided by operating activities was $866 million, compared to $980 million in the same period in 2023, a decrease of $114 million. Cash from operations excluding changes in cash used for operating assets and liabilities increased $43 million primarily due to lower pension contributions made during the first nine months in 2024 compared to the same period in 2023, higher accruals for workers’ compensation made during the first nine months in 2024 compared to the same period in 2023, and higher net income in 2024. Cash from operations decreased by $157 million due to changes in operating assets and liabilities primarily due to the following:

a)
a net unfavorable change in accounts receivable during the first nine months of 2024 compared to the same period in 2023 primarily due to an increase in accounts receivable levels for the Packaging segment in 2024 due to higher prices and sales volumes and an increase in accounts receivable levels for the Paper segment in 2024 due to higher sales volumes;
b)
a net unfavorable change in prepaid expenses and other current assets during the first nine months of 2024 compared to the same period in 2023 primarily due to the accrued receivable for the insurance recovery related to the DeRidder litigation;
c)
a net unfavorable change in inventories during the first nine months of 2024 compared to the same period in 2023 primarily due to an increase in Packaging segment inventory balances related to higher volume, partially offset by a favorable change in Paper segment inventory balances primarily due to a 2023 increase in Paper segment inventory balances; and
d)
a net unfavorable change in income taxes due to a smaller increase in income tax payables during the first nine months of 2024 compared to the same period in 2023.

These unfavorable changes were partially offset by the following:

e)
a net favorable change in accrued liabilities during the first nine months of 2024 compared to the same period in 2023 primarily related to the accrued liability for the DeRidder trial compensatory damages and interest recorded during the first nine months of 2024; and
f)
a net favorable change in accounts payable during the first nine months of 2024 compared to the same period in 2023 primarily related to a larger increase in accounts payable levels during the first nine months of 2024 due to higher volumes.

Investing Activities

We used $75 million for investing activities during the nine months ended September 30, 2024 compared to $331 million during the same period in 2023. We spent $468 million for internal capital investments during the nine months ended September 30, 2024, compared to $329 million during the same period in 2023. Additionally, in September 2024, we received $400 million in net proceeds from the maturity of our investments in time deposits, which were used to repay our 3.65% senior notes that were due on September 15, 2024.

We expect capital investments in 2024 to be within a range of $670 million to $690 million. These expenditures could increase or decrease as a result of a number of factors, including our financial results, strategic opportunities, future economic conditions, and our regulatory compliance requirements. We currently estimate capital expenditures to comply with environmental regulations will be about $15 million in 2024. Our estimated environmental expenditures could vary significantly depending upon the enactment of new environmental laws and regulations. For additional information, see “Environmental Matters” in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2023 Annual Report on Form 10-K.

Financing Activities

During the nine months ended September 30, 2024, net cash used for financing activities was $763 million, compared to $396 million of net cash used for financing activities during the same period in 2023. We paid $337 million of dividends during the first nine months of both 2024 and 2023. In addition, we withheld shares to cover $25 million of employee restricted stock taxes during the first nine months of 2024 compared to $16 million of employee restricted stock taxes withheld during the same period in 2023. We did not have any repurchases and retirements of the Company’s common stock during the first nine months of 2024, compared to repurchases and retirements of 0.3 million shares of the Company's common stock for $42 million during the same period in 2023.

On September 15, 2024, we used the net proceeds received from the November 2023 offering of the 5.70% senior notes due 2033 and cash on hand to repay our outstanding 3.65% senior notes due 2024. The repayment of the old 3.65% notes was $400 million excluding accrued interest.

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

Non-GAAP Financial Measures

Earnings per diluted share excluding special items, net income excluding special items, EBITDA, segment EBITDA, EBITDA excluding special items, and segment EBITDA excluding special items are non-GAAP financial measures. Management excludes special items, as it believes that these items are not necessarily reflective of the ongoing operations of our business. These measures are presented because they provide a means to evaluate the performance of our segments and our Company on an ongoing basis using the same measures that are used by our management, because these measures assist in providing a meaningful comparison between periods and because these measures are frequently used by investors and other interested parties in the evaluation of companies and the performance of their segments. Any analysis of non-GAAP financial measures should be done in conjunction with results presented in accordance with GAAP. The non-GAAP measures are not intended to be substitutes for GAAP financial measures and should not be used as such. Reconciliations of the non-GAAP measures to the most comparable measure reported in accordance with GAAP are detailed below.

The following table reconciles earnings per diluted share to earnings per diluted share excluding special items for the periods indicated (dollars in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Earnings per diluted share, as reported in accordance with GAAP	$2.64	$2.03	$6.48	$6.38
Special items:
Facilities closure and other costs (a)	0.01	—	0.01	0.11
Jackson mill conversion-related activities (b)	—	0.02	0.08	0.07
Total special items	0.01	0.02	0.09	0.18
Earnings per diluted share, excluding special items	$2.65	$2.05	$6.57	$6.56

(a)
For the three and nine months ended September 30, 2024, includes $0.9 million and $1.0 million of charges, respectively, consisting of closure costs related to corrugated products facilities. For the nine months ended September 30, 2024, these charges were partially offset by income primarily related to a favorable lease buyout for a closed corrugated products facility during the first quarter of 2024. For the three and nine months ended September 30, 2023, includes $0.1 million of income and $13.5 million of charges, respectively, related to the closure of corrugated products facilities and design centers. Included therein are closure costs as well as the gain on sale of a corrugated products facility.

(b)
For the nine months ended September 30, 2024, includes $9.7 million of charges related to the announced discontinuation of production of UFS paper grades on the No. 3 machine at the Jackson, Alabama mill associated with the permanent conversion of the machine to produce linerboard and other paper-to-containerboard conversion related activities. For the three and nine months ended September 30, 2023, these amounts were $2.6 million and $8.2 million, respectively.

The following tables reconcile net income to net income excluding special items for the periods indicated (dollars in millions):

	Three Months Ended September 30,
	2024			2023
	Income before Taxes	Income Taxes	Net Income	Income before Taxes	Income Taxes	Net Income
As reported in accordance with GAAP	$318.6	$(80.5)	$238.1	$244.5	$(61.3)	$183.2
Special items:
Facilities closure and other costs (income) (c)	0.9	(0.2)	0.7	(0.1)	—	(0.1)
Jackson mill conversion-related activities (d)	—	—	—	2.6	(0.6)	2.0
Total special items	0.9	(0.2)	0.7	2.5	(0.6)	1.9
Excluding special items	$319.5	$(80.7)	$238.8	$247.0	$(61.9)	$185.1

	Nine Months Ended September 30,
	2024			2023
	Income before Taxes	Income Taxes	Net Income	Income before Taxes	Income Taxes	Net Income
As reported in accordance with GAAP	$772.8	$(188.8)	$584.0	$765.6	$(189.6)	$576.0
Special items:
Jackson mill conversion-related activities (d)	9.7	(2.4)	7.3	8.2	(2.0)	6.2
Facilities closure and other costs (c)	1.0	(0.3)	0.7	13.5	(3.4)	10.1
Total special items	10.7	(2.7)	8.0	21.7	(5.4)	16.3
Excluding special items	$783.5	$(191.5)	$592.0	$787.3	$(195.0)	$592.3

(c)
For the three and nine months ended September 30, 2024, includes charges consisting of closure costs related to corrugated products facilities. For the nine months ended September 30, 2024, these charges were partially offset by income primarily related to a favorable lease buyout for a closed corrugated products facility during the first quarter of 2024. For 2023, includes charges consisting of closure costs related to the closure of corrugated products facilities and design centers. Included therein are closure costs as well as the gain on sale of a corrugated products facility.

(d)
Includes items related to the announced discontinuation of production of UFS paper grades on the No. 3 machine at the Jackson, Alabama mill associated with the permanent conversion of the machine to produce linerboard and other paper-to-containerboard conversion related activities.

The following table reconciles net income to EBITDA and EBITDA excluding special items for the periods indicated (dollars in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net income	$238.1	$183.2	$584.0	$576.0
Non-operating pension (income) expense	(1.2)	1.8	(3.4)	5.8
Interest expense, net	9.7	12.3	29.7	42.2
Income tax provision	80.5	61.3	188.8	189.6
Depreciation, amortization, and depletion	132.7	129.3	389.6	386.8
EBITDA	$459.8	$387.9	$1,188.7	$1,200.4

Special items:
Facilities closure and other costs (income)	0.8	(0.1)	0.8	8.1
Jackson mill conversion-related activities	—	—	8.3	1.7
Total special items	0.8	(0.1)	9.1	9.8
EBITDA excluding special items	$460.6	$387.8	$1,197.8	$1,210.2

The following table reconciles segment operating income (loss) to segment EBITDA and segment EBITDA excluding special items for the periods indicated (dollars in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Packaging
Segment operating income	$320.7	$256.8	$804.3	$810.5
Depreciation, amortization, and depletion	124.1	117.5	362.7	352.7
EBITDA	444.8	374.3	1,167.0	1,163.2
Facilities closure and other costs (income)	0.8	(0.1)	0.8	8.1
Jackson mill conversion-related activities	—	—	4.0	(0.3)
EBITDA excluding special items	$445.6	$374.2	$1,171.8	$1,171.0

Paper
Segment operating income	$38.5	$27.6	$94.9	$90.8
Depreciation, amortization, and depletion	4.6	7.8	15.1	22.5
EBITDA	43.1	35.4	110.0	113.3
Jackson mill conversion-related activities	—	—	4.3	2.0
EBITDA excluding special items	$43.1	$35.4	$114.3	$115.3

Corporate and Other
Segment operating loss	$(32.1)	$(25.8)	$(100.1)	$(87.7)
Depreciation, amortization, and depletion	4.0	4.0	11.8	11.6
EBITDA	(28.1)	(21.8)	(88.3)	(76.1)
EBITDA excluding special items	$(28.1)	$(21.8)	$(88.3)	$(76.1)

Market Risk and Risk Management Policies

PCA is exposed to the impact of commodity price changes, interest rate changes, and changes in the market value of its financial instruments. To manage these risks, we may from time to time enter into transactions, including certain physical commodity transactions, that are determined to be derivatives. As of September 30, 2024, we are party to certain physical commodity transactions related to natural gas supply contracts. These contracts qualify for the normal purchase normal sale ("NPNS") exception, and we have elected that exception. For a discussion of derivatives and hedging activities, see Note 2, Summary of Significant Account Policies, of the Notes to Consolidated Financial Statements in “Part II, Item 8. Financial Statements and Supplementary Data” of our 2023 Annual Report on Form 10-K.

At September 30, 2024, interest rates on 100% of PCA’s outstanding debt are fixed.

Off-Balance-Sheet Activities

The Company does not have any off-balance sheet arrangements as of September 30, 2024.

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

PCA has included in its 2023 Annual Report on Form 10-K a discussion of its critical accounting policies and estimates which require management’s most difficult, subjective, or complex judgments used in the preparation of its consolidated financial statements. PCA has not had any changes to these critical accounting estimates during the first nine months of 2024.

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

Prior to filing this report, PCA completed an evaluation under the supervision and with the participation of PCA’s management, including PCA’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of PCA’s disclosure controls and procedures as of September 30, 2024. The evaluation of PCA’s disclosure controls and procedures included a review of the controls’ objectives and design, PCA’s implementation of the controls, and the effect of the controls on the information generated for use in this report. Based on this evaluation, PCA’s Chief Executive Officer and Chief Financial Officer concluded that PCA’s disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2024.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule13a-15(f) under the Exchange Act) that occurred during the most recent fiscal quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table presents information related to our repurchases of common stock made under repurchase plans authorized by PCA's Board of Directors, and shares withheld to cover taxes on vesting of equity awards, during the three months ended September 30, 2024:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in millions)
July 1-31, 2024	2,883	$184.29	—	$436.0
August 1-31, 2024	—	—	—	436.0
September 1-30, 2024	713	206.54	—	436.0
Total	3,596	$188.70	—	$436.0
(a)
All shares were withheld from employees to cover income and payroll taxes on equity awards that vested during the period.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

During the three months ended September 30, 2024, none of the Company's directors or officers adopted or terminated any contract, instruction, or written plan for the purchase or sale of our securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any non-Rule 10b5-1 trading arrangements as defined in Item 408(a) of Regulation S-K.

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

Date: November 7, 2024