Form 10-K
period 2024-12-31
PACKAGING CORP OF AMERICA
filed 2025-02-27
CIK 75677

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

Registrant’s telephone number, including area code: (847) 482-3000

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

At June 30, 2024, the last day of the Registrant's most recently completed second fiscal quarter, the aggregate market value of Registrant’s common equity held by non-affiliates was approximately $16,124,636,098 based upon the closing sale price as reported on the New York Stock Exchange. This calculation of market value has been made for the purposes of this report only and should not be considered as an admission or conclusion by the Registrant that any person is in fact an affiliate of the Registrant.

On February 21, 2025, there were 89,801,225 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Specified portions of the Proxy Statement for the Registrant’s 2025 Annual Meeting of Stockholders are incorporated by reference to the extent indicated in Part III of this Form 10-K.

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

Production and Shipments

The following table summarizes the Packaging segment’s containerboard production and corrugated products shipments and the Paper segment’s UFS production.

		First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Containerboard Production (billion square feet)	2024	67.3	73.7	76.0	76.8	293.8
	2023	64.1	65.3	65.8	70.2	265.4
	2022	70.9	71.8	64.9	55.8	263.4
Corrugated Products Shipments (billion square feet)	2024	16.1	16.5	17.2	17.1	66.9
	2023	14.7	14.9	15.2	15.7	60.5
	2022	16.8	16.5	15.4	14.7	63.4
UFS Production (thousand tons)	2024	124	120	127	128	499
	2023	126	116	109	121	472
	2022	126	127	123	130	506

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

During the year ended December 31, 2024, our Packaging segment produced 294 billion square feet (BSF) of containerboard at our mills. Our corrugated products manufacturing plants sold 67 BSF of corrugated products.

Facilities

We manufacture containerboard, which includes a variety of performance and specialty grades, at our containerboard mills. Total annual containerboard capacity was approximately 301 BSF as of December 31, 2024. The following provides more details of our containerboard mills:

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

Jackson. Our Jackson, Alabama mill produces kraft linerboard on its No. 3 machine and kraft linerboard and corrugating medium on its No. 1 machine. The mill can produce linerboard in basis weights from 22 lb. to 34 lb. and medium in basis weights from 23 lb. to 33 lb. We converted the mill from production of UFS to production of containerboard in 2021 and completed work to optimize the mill for containerboard production in 2024.

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

As of December 31, 2024, we produced corrugated and protective packaging products at 86 facilities, and operated a technical and development center, seven regional design centers, a rotogravure printing operation, and a complement of packaging supplies and distribution centers. Of the 86 manufacturing facilities, 58 are combining operations, commonly called corrugated plants, which manufacture corrugated sheets and finished corrugated packaging products, 27 are sheet plants, which procure combined sheets and manufacture finished corrugated packaging products, and one is a corrugated sheet-only manufacturer.

Corrugated products plants tend to be located in close proximity to customers to minimize freight costs. Each of our plants serves a market radius of approximately 150 miles. Our sheet plants are generally located in close proximity to our larger corrugated plants, which enables us to offer additional services and converting capabilities such as small volume and quick turnaround items.

Major Raw Materials Used

Fiber supply. Fiber is the largest raw material cost to manufacture containerboard. We consume both virgin wood fiber and recycled fiber in our containerboard mills, and all of our fiber comes from renewable resources. Our mill system has the capability to shift a portion of its fiber consumption between softwood, hardwood, and recycled sources. All of our mills can utilize virgin wood fiber and all of our mills, other than the Valdosta mill, can utilize some recycled fiber in their containerboard production. Our corrugated manufacturing operations generate recycled fiber as a by-product from the manufacturing process, which is consumed by our mills. In 2024, our usage of recycled fiber, net of internal generation, represents 21% of our containerboard production.

We procure wood fiber through leases of cutting rights, long-term supply agreements, and market purchases and believe we have adequate sources of fiber supply for the foreseeable future.

As part of our renewable virgin fiber sourcing efforts, we participate in the Sustainable Forestry Initiative® (SFI), the Programme for the Endorsement of Forest Certification (PEFC), as well as the Forest Stewardship Council® (FSC®) voluntary certification programs, and are certified under their chain of custody and fiber sourcing standards. These standards are aimed at ensuring the long-term health and conservation of forests. Our operations are committed to environmentally conscious, socially responsible, and economically sustainable fiber sourcing practices that prioritize stewardship of forest resources.

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

In 2024, our packaging mills consumed about 89 million MMBTUs of fuel to produce both steam and electricity. Of the 89 million MMBTUs consumed, about 63% was from mill-generated biogenic fuels that are by-products of our containerboard manufacturing and pulping process and 37% was from purchased fuels. Of the purchased fuels, 76% was from natural gas, 22% was from purchased wood waste and 2% was from other purchased fuels.

Chemical supply. We consume various chemicals in the production of containerboard, including caustic soda, starch, sulfuric acid, soda ash, and lime. Most of our chemicals are purchased under contracts, which are bid or negotiated periodically.

Sales, Marketing, and Distribution

Our corrugated products are primarily sold directly through our sales and marketing organization. We have local sales teams led by a sales manager at most of our corrugated manufacturing facilities to support our local customers. We also have national account managers who serve customers with a national presence. In addition to our direct sales and marketing personnel, we utilize design and structural engineers to support our sales efforts. These individuals are located at both our corrugated plants and regional design centers. Marketing support is provided at our corporate headquarters.

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

Customers

We sell containerboard and corrugated products to approximately 13,000 customers in approximately 29,000 locations. About 70% of our corrugated products sales are to regional and local accounts, which are broadly diversified across industries and geographic locations. The remaining 30% of our corrugated products customer base consists primarily of national accounts that have multiple locations and are served by a number of PCA plants. No single customer exceeds 10% of segment sales.

The primary end-use markets in the United States for corrugated products are shown below as reported in the 2023 Fibre Box Association annual report:

Food, beverages, and agricultural products	43%
Retail and wholesale trade	29%
Chemical, plastic, and rubber products	11%
Paper and other products	9%
Miscellaneous manufacturing	8%

Competition

As of December 31, 2024, we were the third largest producer of containerboard products in North America, according to industry sources and our own estimates. According to industry sources, corrugated products are produced by about 380 U.S. companies operating approximately 1,100 plants. The primary basis for competition for most of our packaging products includes quality, service, price, product design, and innovation. Most corrugated products are manufactured to the customer’s specifications. Corrugated producers generally sell within a 150-mile radius of their plants and compete with other corrugated producers in their local region. Competition in our corrugated products operations tends to be regional, although we also face competition from competitors with significant national account presence.

On a national level, our primary competitors are International Paper, Smurfit WestRock, and Georgia-Pacific LLC. However, with our strategic focus on regional and local accounts, we also compete with many smaller, independent producers.

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

As part of our renewable virgin fiber sourcing efforts, we participate in the Sustainable Forestry Initiative® (SFI), the Programme for the Endorsement of Forest Certification (PEFC), as well as the Forest Stewardship Council® (FSC®) voluntary certification programs, and are certified under their chain of custody and fiber sourcing standards. These standards are aimed at ensuring the long-term health and conservation of forests. Our operations are committed to environmentally conscious, socially responsible, and economically sustainable fiber sourcing practices that prioritize stewardship of forest resources.

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

In 2024, our paper mill consumed about 12 million MMBTUs of fuel to produce both steam and electricity. Of the 12 million MMBTUs consumed, about 74% was from mill-generated biogenic fuels that are by-products of the manufacturing and pulping process and 26% was from purchased natural gas.

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

Customers

We have about 50 customers in approximately 200 locations. These customers include office products distributors and retailers, paper merchants, and envelope and other converters. We have established long-term relationships with many of our customers. ODP Corporation (“ODP”), formerly Office Depot, Inc., along with its subsidiaries and affiliates, is our largest customer in the Paper segment. Effective January 1, 2024, we have amended the agreement with ODP in which we will continue to supply commodity and non-commodity office papers through December 31, 2025. If the agreement is not renewed by the parties, ODP's obligation to purchase paper would phase down over a two-year period beginning January 1, 2026. In 2024, our sales revenue to ODP represented 58% of our Paper segment sales revenue and 4% of our consolidated sales revenue.

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

We have extensive recruiting, training and development programs designed to attract and retain a highly talented workforce aligned with our objectives to relentlessly serve our customers and achieve operational excellence throughout our organization. As demand for qualified personnel is increasing, we are expanding our efforts in these critical areas along with efforts to continue to develop, promote and maintain a workforce with a culture and an environment of engaged management and mutual respect. We publicly disclose in our annual responsibility report our employee demographics in the form of our annual EEO-1 report. Our responsibility report is available on our website and is not intended to be incorporated by reference herein.

PCA regularly conducts employee engagement surveys to measure overall satisfaction and gain a deeper understanding of how to improve our employees’ work experience. Our most recent survey, conducted in 2024, saw a high level of participation assuring us that the results reflect the feelings and opinions of our employees. Our survey results reaffirmed our strong safety culture and our dedication to being socially and environmentally responsible. Our overall engagement index continues to rise and remains consistent with other U.S. manufacturing companies. We remain committed to seeking feedback from our employees as we work together to make meaningful improvements across our operations and make PCA a great place to work. Our next employee engagement survey will be conducted as scheduled in the first half of 2026.

As of December 31, 2024, we had approximately 15,400 employees, including 4,300 salaried and 11,100 hourly employees. Approximately 60% of our hourly employees worked pursuant to collective bargaining agreements. The majority of our unionized employees are represented by the United Steel Workers (USW), the Printing Packaging Production Workers Union (PPPWU), the Association of Western Pulp and Paper Workers (AWPPW), the International Association of Machinists (IAM), and the International Brotherhood of Teamsters (IBT). We are currently in negotiations to renew or extend union contracts that have expired or are expiring in the near future. During 2024, we experienced no work stoppages, and we believe we have satisfactory labor relations with our employees.

Regulatory and Environmental Matters

A discussion of the financial impact of our compliance with environmental laws is presented under the caption “Regulatory and Environmental Matters” in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K.

Executive Officers of the Registrant

Brief statements setting forth the age at February 27, 2025, the principal occupation, employment during the past five years, the year in which such person first became an officer of PCA, and other information concerning each of our executive officers appears below.

Mark W. Kowlzan, 69, Chairman and Chief Executive Officer - Mr. Kowlzan has served as PCA’s Chairman since January 2016 and as Chief Executive Officer and a director since July 2010. From 1998 through June 2010, Mr. Kowlzan led the company’s containerboard mill system, first as Vice President and General Manager and then as Senior Vice President - Containerboard. From 1996 through 1998, Mr. Kowlzan served in various senior mill-related operating positions with PCA and Tenneco Packaging, including as manager of the Counce linerboard mill. Prior to joining Tenneco Packaging, Mr. Kowlzan spent 15 years at International Paper, a global paper and packaging company, where he held a series of operational and managerial positions within its mill organization. Mr. Kowlzan is a member of the board of American Forest and Paper Association.

Thomas A. Hassfurther, 69, President - Mr. Hassfurther was promoted to President of PCA in February 2025. Mr. Hassfurther previously served as Executive Vice President - Corrugated Products of PCA from September 2009 to February 2025 and as Senior Vice President - Sales and Marketing, Corrugated Products from February 2005 to September 2009. Prior to this, he held various senior-level management and sales positions at PCA and Tenneco Packaging. Mr. Hassfurther joined the company in 1977.

Charles J. Carter, 65, Executive Vice President - Mill Operations - Mr. Carter has led our mill operations since January 2011. From March 2010 to January 2011, Mr. Carter served as PCA’s Director of Papermaking Technology. Prior to joining PCA in 2010, Mr. Carter spent 28 years with various pulp and paper companies in managerial and technical positions of increasing responsibility, most recently as Vice President and General Manager of the Calhoun, Tennessee mill of Abitibi Bowater from 2007 to 2010 and as manager of SP Newsprint’s Dublin, Georgia mill from 1999 to 2007.

Robert P. Mundy, 63, Executive Vice President and Chief Financial Officer - Mr. Mundy has served as our Chief Financial Officer since 2015. He previously served as Senior Vice President and Chief Financial Officer of Verso Corporation, a leading North American supplier of coated papers to catalog and magazine publishers, from 2006 to June 2015. Verso Corporation filed for Chapter 11 bankruptcy in January 2016. Prior to that, he worked at International Paper from 1983 to 2006, where he was Director of Finance of the Coated and Supercalendered Papers division from 2002 to 2006, Director of Finance Projects from 2001 to 2002, Controller of Masonite Corporation from 1999 to 2001, and Controller of the Petroleum and Minerals business from 1996 to 1999. He served in various business positions at International Paper from 1983 to 1996.

D. Ray Shirley, 53, Executive Vice President – Corrugated Products - Mr. Shirley was promoted to Executive Vice President – Corrugated Products in February 2025. From May 2019 to February 2025, Mr. Shirley served as PCA’s Senior Vice President – Corporate Engineering and Process Technology. Mr. Shirley previously served as PCA’s Vice President – Containerboard Mills Engineering and Process Technology from 2012 to 2019 and as Mill Manager at PCA’s Counce, Tennessee containerboard mill from 2010 to 2012. He has served in various management roles within the company, including the Operations Manager at the Filer City, Michigan containerboard mill. Before joining PCA in 1996, Mr. Shirley worked for Georgia-Pacific Corporation.

Darla J. Olivier, 55, Senior Vice President – Tax, ESG and Government Affairs - Ms. Olivier has led our tax department since 1994 and served as Vice President—Tax from October 2010 to January 2022. In January 2022, she was promoted to Senior Vice President—Tax, ESG and Government Affairs, and leads our sustainability reporting and government affairs functions. Before joining PCA, Ms. Olivier worked for Coopers & Lybrand LLP, Alberto-Culver Company and SPX Corporation.

Heidi L. Patton, 56, Senior Vice President – Containerboard Sales and Supply Chain - Ms. Patton has served as Senior Vice President – Containerboard Sales and Supply Chain since January 2025. She previously served as Vice President – Containerboard Sales since 2014 and as General Manager, Containerboard Sales and Trade Manager since she joined PCA in 1996.

Kent A. Pflederer, 54, Senior Vice President, General Counsel and Secretary - Mr. Pflederer has served as Senior Vice President, General Counsel and Corporate Secretary since January 2013 and has led our legal department since June 2007. Prior to joining PCA, Mr. Pflederer served as Senior Counsel, Corporate and Securities, at Hospira, Inc. from 2004 to 2007 and served in the corporate and securities practice at Mayer Brown, LLP from 1996 to 2004.

Joseph W. Vaughn, 62, Senior Vice President – Engineering and Operations Support - Mr. Vaughn has served as our Senior Vice President – Engineering and Operations Support since 2024. Mr. Vaughn previously served as Vice President – Engineering and Project Management. Prior to joining PCA in 2017, he spent 30 years with various pulp and paper companies in managerial and engineering positions of increasing responsibility.

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

Item 1A. RISK FACTORS

Forward Looking Statements

Some of the statements in this report and, in particular, statements found in Management’s Discussion and Analysis of Financial Condition and Results of Operations, that are not historical in nature are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements about our expectations regarding our future liquidity; earnings; expenditures; environmental, social, and governance (ESG) goals; and financial condition. These statements are often identified by the words “will,” “should,” “anticipate,” “believe,” “expect,” “intend,” “estimate,” “goals,” “hope,” or similar expressions. These statements reflect management’s current views with respect to future events and are subject to risks and uncertainties. There are important factors that could cause actual results to differ materially from those in forward-looking statements, many of which are beyond our control. These factors, risks and uncertainties include, but are not limited to, the factors described below.

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

Risks Related to our Operations, Business and Industry

General Economic Conditions – A deterioration in general economic conditions may harm our business, results of operations, cash flows, and financial position. General global and domestic economic conditions directly affect the levels of demand and production of consumer goods, levels of employment, the availability and cost of credit, and ultimately, the demand for our products and the profitability of our business. The U.S. economy has experienced persistent inflation, and we have experienced, and continue to experience, cost inflation across our business. Inflation has resulted in, and may continue to result in, higher production and transportation costs, which we may not be able to recover through higher prices charged to our customers or otherwise. Although interest rates decreased during 2024, rates still remain relatively high, which may result in lower consumer demand and higher borrowing costs, and may cause general economic conditions to deteriorate. The economic outlook for 2025 remains uncertain. We operate substantially all of our business in the United States. If global or domestic economic conditions deteriorate, economies could experience a recession, which may result in higher unemployment rates, lower disposable income, lower Company earnings and investment, and lower consumer spending. These factors may result in lower demand for our products and negatively affect our business, results of operations and cash flows.

In addition, changes in U.S. trade policy, including renegotiating or potentially terminating existing bilateral or multilateral agreements as well as the imposition of tariffs or retaliatory tariffs from other nations, could impact global markets and demand for our and our customers’ products and the costs associated with certain of our capital investments. Further changes in tax laws or tax rates may have a material impact on our future cash taxes, effective tax rate or deferred tax assets and liabilities. These conditions are beyond our control and may have a material impact on our business, results of operations, liquidity, and financial position.

Industry Cyclicality – Changes in the prices of our products could materially affect our financial condition, results of operations, and liquidity. Macroeconomic conditions and fluctuations in industry capacity can create changes in prices, sales volumes, and margins for most of our products, particularly commodity grades of packaging and paper products. Prices for all of our products are driven by many factors, including demand for our products, industry capacity and decisions made by other producers with respect to capacity and production, inflation and other general cost increases, and other competitive conditions in our industry. These factors are affected by general global and domestic economic conditions, customer purchasing decisions, and operating conditions involving our business and industry. We have little influence over the timing and extent of price changes of our products, which may be unpredictable and volatile. In addition, as many of our customer contracts include price adjustment provisions based upon published surveyed prices for containerboard or certain grades of UFS papers reported by trade publications, our selling prices are influenced by price levels determined and published by trade publications. Changes in how these surveyed price levels are determined or maintained may affect our sales prices. If supply exceeds demand, operating conditions involving our business and industry deteriorate, or other factors result in lower prices for our products, our earnings, and operating cash flows would be harmed.

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

The availability and cost of recycled fiber depends heavily on recycling rates and the domestic and global supply and demand for recycled products. We purchase recycled fiber for use at six of our containerboard mills. In 2024, we purchased approximately 1,040,000 tons of recycled fiber at our containerboard mills, net of the recycled fiber generated by our corrugated box plants. The amount of recycled fiber purchased each year varies based upon production and the prices of both recycled fiber and wood fiber.

Periods of higher recycled fiber costs and unusual price volatility have occurred in the past, including during 2024. Prices for recycled fiber may continue to fluctuate significantly in the future, and a significant increase could result in higher costs and lower earnings. A $10 per ton price increase in recycled fiber for our containerboard mills would result in approximately $10 million of additional expense based on 2024 consumption.

Cost of Purchased Fuels and Chemicals – An increase in the cost of purchased fuels and chemicals could lead to higher manufacturing costs, resulting in reduced earnings. We have, at times, experienced significant cost inflation and volatility for key inputs such as fuels and chemicals. We have the ability to use various types of purchased fuels in our manufacturing operations, including natural gas, bark, and other purchased fuels. Fuel prices, in particular prices for oil and natural gas, have fluctuated in the past. New and more stringent environmental regulations may discourage, reduce the availability of, or make more expensive, the use of certain fuels, such as natural gas, which represents the majority of our purchased fuels. In addition, costs for key chemicals used in our manufacturing operations also fluctuate. These fluctuations impact our manufacturing costs and result in earnings volatility. If fuel and chemical prices rise, our production costs and transportation costs will increase and cause higher manufacturing costs and reduced earnings if we are unable to recover such increases through higher prices of our products or other means. A $0.10 per million MMBTU increase in natural gas prices would result in approximately $3 million of additional expense, based on 2024 usage.

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

ODP Corporation (“ODP”), formerly Office Depot, Inc., along with its subsidiaries and affiliates, is our largest customer in the Paper segment. Effective January 1, 2024, we have amended the agreement with ODP in which we will continue to supply commodity and non-commodity office papers through December 31, 2025. If the agreement is not renewed by the parties, ODP’s obligation to purchase paper would phase down over a two-year period beginning January 1, 2026.

In 2024, sales to ODP represented 58% of our Paper segment sales and 4% of our consolidated sales. If these sales are reduced, including if we are unable to renew the agreement at historical volume levels, we would need to find new customers. We may not be able to fully replace any lost sales, and any new sales may be at lower prices or higher costs. Any significant deterioration in the financial condition of ODP affecting its ability to pay or any other change that makes ODP less willing to purchase our products will harm our Paper business and results of operations.

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

ESG – We may not achieve or make satisfactory progress on our goals and targets to reduce emissions and satisfy other ESG metrics. Investors, customers, governmental authorities, and other stakeholders have an interest in ESG matters, including with respect to climate change, greenhouse gas emissions, and sustainable business practices. As a result, we anticipate a continued interest in reporting on ESG metrics, more prescriptive reporting requirements with respect to ESG metrics, and expectations that companies establish goals and commitments regarding ESG metrics and take actions to achieve those goals and commitments.

We have voluntarily established targets and goals with respect to greenhouse gas emissions, which are discussed elsewhere in this report under the caption “Regulatory and Environmental Matters” in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K. Our ability to achieve those targets and goals will depend on certain factors beyond our control, including regulatory actions, emergence of and advances in technology, and availability of required products and services. Our efforts to achieve ESG targets and goals may result in higher costs and capital expenditures with a low return on investment and may distract management efforts from other operational matters. We may not achieve or make satisfactory progress on our ESG goals and targets. If we are unable to meet these goals and targets, our reputation with investors, customers and other stakeholders and businesses may be harmed.

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

Financial Risks

Inflation and Other General Cost Increases – We may not be able to offset higher costs. We are subject to both contractual, inflationary, and other general cost increases. General economic conditions have resulted in higher inflation in recent years, which has led to higher costs across our business. If we are unable to offset these cost increases by price increases, growth, and/or cost reductions in our operations, these inflationary and other general cost increases could have a material adverse effect on our operating cash flows, profitability, and liquidity.

In 2024, our total company costs including cost of sales (COS) and selling, general, and administrative expenses (SG&A) was $7.2 billion, and excluding non-cash costs (depreciation, depletion and amortization, pension and postretirement expense, and share-based compensation expense) was $6.6 billion. A 1% increase in COS and SG&A costs would increase costs by $72 million and cash costs by $66 million.

Debt obligations – Our debt service obligations may reduce our operating flexibility. At December 31, 2024, we had $2.5 billion of debt outstanding and a $323 million undrawn revolving credit facility, after deducting letters of credit. All debt is comprised of fixed-rate senior notes. We and our subsidiaries are not restricted from incurring, and may incur, additional indebtedness in the future.

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

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 1C. CYBERSECURITY

Risk Management and Strategy

The Company maintains a cyber risk management program to prevent, detect and respond to information security threats. This program is supervised by a dedicated Chief Information Security Officer (CISO) whose team is responsible for leading enterprise-wide cybersecurity strategy, policy, standards, architecture and processes. The CISO manages the program in collaboration with the Company’s businesses and functions. To mitigate the risk of cybersecurity threats and data breaches we also have established policies and procedures, including a Cybersecurity & Data Breach Incident Response Policy and identified an Incident Response Team (IRT) with defined roles, responsibilities and means of communication. As part of our broader risk management and control framework we have implemented cybersecurity controls over the information technology and process control systems of the Company and of its third-party service providers. The Company engages third-party organizations to assess the controls around sensitive data, including but not limited to financial, employee, customer and vendor data as well as data affecting our process controls and data used to operate our manufacturing and converting facilities. We work with an independent assessor to conduct interim assessments and track ongoing efforts to continuously improve the Company’s cyber risk management program. The most recent assessment was completed at the end of 2022. In addition, the Company utilizes an independent audit firm to perform specific attack and penetration reviews on an annual basis. While we have experienced threats to our data and systems, as of December 31, 2024, we are not aware of any cybersecurity incidents that have materially impacted, or are reasonably likely to materially impact, our operations or financial condition.

Board Roles and Responsibilities

The Audit Committee of the Board of Directors oversees the Company’s cyber risk management program. The Chief Information Officer (CIO) presents frequent updates to the Audit Committee and, as necessary, to the full Board of Directors. These regular reports include detailed updates on the Company’s performance preparing for, preventing, detecting, responding to and recovering from cyber incidents. In addition, we have established processes to notify the Audit Committee of active incidents, as deemed necessary. The Company’s program is periodically evaluated by third-party experts, and the results of those reviews are reported to the Board of Directors.

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

As of December 31, 2024, we own buildings and land for our eight mills. Additionally, we have 86 corrugated manufacturing operations, of which the buildings and land for 53 are owned, including 45 combining operations, or corrugated plants, one corrugated sheet-only manufacturer, and seven sheet plants. We lease the buildings for 13 corrugated plants and 20 sheet plants. We own warehouses and miscellaneous other properties, including sales offices and woodlands management offices. We lease space for regional design centers and numerous other distribution centers, warehouses, and facilities. The equipment in these leased facilities is, in virtually all cases, owned by us, except for forklifts and other rolling stock, which are generally leased.

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

Stockholders

On February 21, 2025, there were 151 holders of record of our common stock.

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

The Company did not repurchase any shares of its common stock under this authority during the year ended December 31, 2024. At December 31, 2024, $436.0 million of the authorized amount remained available for repurchase of the Company’s common stock. During the third quarter of 2023, we paid $41.5 million, including fees, to repurchase 0.3 million shares of common stock. During the third and fourth quarters of 2022, we paid $522.6 million, including fees, to repurchase 4.0 million shares of common stock. All shares repurchased have been retired.

Pursuant to its equity incentive plan, the Company withholds shares from vesting employee equity awards to cover employee tax liabilities. We withheld 142,552 shares in 2024 to cover $25.7 million in employee tax liabilities, 120,534 shares in 2023 to cover $15.7 million in employee tax liabilities, and 110,827 shares in 2022 to cover $15.4 million in employee tax liabilities.

The following table presents information related to our repurchases of common stock made under repurchase plans authorized by PCA’s Board of Directors, and shares withheld to cover taxes on vesting of equity awards, during the three months ended December 31, 2024:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in millions)
October 1-31, 2024	2,119	$212.90	—	$436.0
November 1-30, 2024	—	—	—	436.0
December 1-31, 2024	2,146	224.62	—	436.0
Total	4,265	$218.79	—	$436.0
(a)
All shares were withheld from employees to cover income and payroll taxes on equity awards that vested during the period.

Performance Graph

The graph below compares PCA’s cumulative 5-year total shareholder return on common stock with the cumulative total returns of the S&P 500 index and the S&P Midcap 400 index. The graph tracks the performance of a $100 investment (including the reinvestment of all dividends) in our common stock and in each index from December 31, 2019 through December 31, 2024. The stock price performance included in this graph is not necessarily indicative of future stock price performance.

	Cumulative Total Return
	December 31,
	2019	2020	2021	2022	2023	2024
Packaging Corporation of America	$100.00	$127.27	$129.32	$125.90	$166.04	$235.24
S&P 500	100.00	118.40	152.39	124.79	157.59	197.02
S&P Midcap 400	100.00	113.66	141.80	123.28	143.54	163.54

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

Item 6. [RESERVED]

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of historical results of operations and financial condition should be read in conjunction with the audited financial statements and the notes thereto which appear elsewhere in this Form 10-K. This discussion includes forward-looking statements regarding our expectations with respect to our future performance, liquidity, ESG goals, and capital resources. Such statements, along with any other non-historical statements in the discussion, are forward-looking. See our discussion regarding forward-looking statements included under “Part I, Item 1A. Risk Factors” of this Form 10-K. For our discussion and analysis of our results of operations, financial condition and cash flows for the year ended December 31, 2022, the earliest of the years presented in the accompanying audited financial statements included in Item 8 herein, please refer to our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission on February 29, 2024. Such information is presented in Item 7 of such report under the subcaptions “Results of Operations —Year Ended December 31, 2023, Compared with Year Ended December 31, 2022” and “Liquidity and Capital Resources” and is incorporated by reference herein.

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

Included in this Item 7 are various non-GAAP financial measures, including earnings per diluted share excluding special items, net income excluding special items, earnings before non-operating pension income (expense), interest, income taxes, and depreciation, amortization, and depletion (“EBITDA”), segment EBITDA, EBITDA excluding special items, and segment EBITDA excluding special items. We provide important disclosures regarding our presentation of non-GAAP financial measures and reconciliations of presented non-GAAP financial measures to the most comparable measures presented in accordance with GAAP later in this section under the caption “Non-GAAP Financial Measures.”

Executive Summary

Net sales were $8.4 billion for the year ended December 31, 2024 and $7.8 billion for 2023. We reported $805 million of net income, or $8.93 per diluted share, in 2024, compared to $765 million, or $8.48 per diluted share, in 2023. Net income included $9 million of expense for special items in 2024, compared to $19 million of expense for special items in 2023. Special items in both periods are described later in this section. Excluding special items, we recorded $814 million of net income, or $9.04 per diluted share, in 2024, compared to $784 million, or $8.70 per diluted share, in 2023.1 The increase was driven primarily by higher volumes in our Packaging and Paper segments, and lower freight and logistic expenses, partially offset by lower prices and mix in our Packaging and Paper segments, higher operating and converting costs driven in part by inflation across our cost base, and higher annual outage expense. PCA ended the year with $852 million of cash and marketable debt securities and, including borrowing availability under its revolving credit facility, $1,175 million in liquidity.

Packaging segment operating income was $1,102 million in 2024, compared to $1,074 million for 2023. Packaging segment EBITDA excluding special items was $1,598 million in 2024, compared to $1,556 million in 2023.1 The increase was driven primarily by higher volumes, and lower freight and logistic expenses, partially offset by lower containerboard and corrugated products prices and mix, higher operating and converting costs and higher annual outage expense.

Packaging volumes were up throughout the year, compared to 2023, with record-breaking performance in the third and fourth quarters. Overall, total corrugated products shipments were up 10.5% for the year. Our containerboard production was approximately 294 BSF, and containerboard inventory weeks-of-supply increased 0.3 weeks from year end 2023. For more information on our containerboard production and corrugated products shipments, refer to the table presented under the caption “Production and Shipments” in “Part I, Item 1. Business” of this Form 10-K. Containerboard prices published by industry publications increased in the first and second quarter of 2024, after declining late in 2022 and throughout 2023. In part due to the timing of these changes, our average prices were lower in 2024 than in 2023. We notified customers of a $70 per ton price increase for linerboard and a $90 per ton price increase for medium effective January 1, 2025.

1 Net income excluding special items, earnings per diluted share excluding special items, and segment EBITDA excluding special items are non-GAAP financial measures. See “Non-GAAP Financial Measures” later in this item 7.

Over the past several years, we made extensive capital investments throughout the packaging segment to improve productivity and efficiencies at our containerboard mills and corrugated products facilities and believe that our success in execution of these capital investments has helped us deliver strong results while minimizing the continued inflationary impact across our cost structure.

Paper segment operating income was $130 million in 2024, compared to $119 million in 2023. Paper segment EBITDA excluding special items was $154 million in 2024, compared to $151 million in 2023.1 The increase was due primarily to higher paper volumes and lower operating costs, partially offset by lower prices and mix. We notified customers of a $60 per ton price increase for all office, printing, and converting papers, effective January 13, 2025.

Industry and Business Conditions

Trade publications reported North American industry-wide corrugated products shipments were relatively flat in 2024, compared to 2023. Reported industry containerboard production increased 4.7% compared to 2023, and reported industry containerboard inventories at the end of 2024 were approximately 2.8 million tons, up 5.7% compared to 2023. Reported containerboard export shipments increased 15.4% compared to 2023. Index prices, in February 2024, increased $40 per ton for linerboard and $60 per ton for corrugating medium, followed by an additional increase in June 2024 of $40 per ton for linerboard and corrugating medium.

The market for communication papers competes heavily with electronic data transmission and document storage alternatives. Increasing shifts to these alternatives have reduced usage of traditional print media and communication papers. Trade publications reported North American uncoated freesheet paper shipments increased slightly 0.5% in 2024, compared to 2023. Average prices reported by a trade publication for cut size office papers were lower by $36 per ton, or (2.4%), in 2024 compared to 2023. For cut size office papers, index prices decreased $40 per ton in January, followed by increases of $20 per ton in April and May 2024. For offset printing papers, index prices decreased $20 per ton in January, followed by increases of $20 per ton in April and May 2024.

Outlook

For the first quarter of 2025, in our Packaging segment, we expect volume in our corrugated products plants to increase and set new first quarter records for total shipments and shipments-per-day. Containerboard production will be lower with two less operating days and scheduled maintenance outages at our Counce, TN and Valdosta, GA mills. Domestic prices are expected to be higher with an improved product mix together with our previously announced price increases. Export prices are assumed to be stable. In our Paper segment, we forecast slightly lower volume with two less mill operating days and prices and mix to be fairly flat. With the exception of recycled fiber prices, we expect inflation across most of our direct, indirect and fixed operating and converting costs along with a higher cost mix of mill operations. In addition, wood, energy, and chemical costs will also increase due to the unusually cold seasonal weather negatively affecting usages and yields for these items. Labor and benefits costs will be higher due to timing-related items that occur at the beginning of a new year for annual increases, the restart of payroll taxes, and share-based compensation expenses. First quarter rail rate increases at three of our mills will impact freight and logistics expenses and we expect higher depreciation expense. Lastly, scheduled outage expenses should be slightly lower and we assume a lower corporate tax rate. Considering these items, we expect first quarter earnings to be lower than the fourth quarter of 2024.

Results of Operations

Year Ended December 31, 2024, Compared with Year Ended December 31, 2023

The historical results of operations of PCA for the years ended December 31, 2024 and 2023 are set forth below (dollars in millions):

	Year Ended December 31,
	2024	2023	Change
Packaging	$7,690.9	$7,135.6	$555.3
Paper	624.7	595.4	29.3
Corporate and other and eliminations	67.7	71.4	(3.7)
Net sales	$8,383.3	$7,802.4	$580.9
Packaging	$1,101.5	$1,074.3	$27.2
Paper	129.7	118.9	10.8
Corporate and Other	(129.9)	(118.1)	(11.8)
Income from operations	1,101.3	1,075.1	26.2
Non-operating pension income (expense)	4.5	(7.7)	12.2
Interest expense, net	(41.4)	(53.3)	11.9
Income before taxes	1,064.4	1,014.1	50.3
Income tax expense	(259.3)	(248.9)	(10.4)
Net income	$805.1	$765.2	$39.9
Net income excluding special items (a)	$814.5	$784.4	$30.1
EBITDA (a)	$1,626.9	$1,592.8	$34.1
EBITDA excluding special items (a)	$1,637.1	$1,603.8	$33.3

(a)
See “Non-GAAP Financial Measures” included in this Item 7 for a reconciliation of non-GAAP measures to the most comparable GAAP measure.

Net Sales

Net sales increased $581 million, or 7.4%, to $8,383 million in 2024, compared to $7,802 million in 2023.

Packaging. Net sales increased $555 million, or 7.8%, to $7,691 million, compared to $7,136 million in 2023, due to higher volumes ($735 million), partially offset by lower prices and mix ($180 million). In 2024, our domestic containerboard prices increased 3.7% and export prices decreased (2.2%) compared to 2023. Our containerboard outside shipments increased 16.1%, and total corrugated products shipments were up 10.5% in total and 10.1% per workday, compared to 2023.

Paper. Net sales increased $29 million, or 4.9%, to $625 million, compared to $595 million in 2023. The increase was due to higher volume ($49 million), partially offset by lower prices and mix ($19 million).

Gross Profit

Gross profit increased $84 million in 2024, compared to 2023. The increase was driven primarily by higher volumes, and lower freight and logistic expenses, partially offset by lower containerboard and corrugated products prices and mix, higher operating and converting costs and higher annual outage expense. In 2024, gross profit included $3 million of special items expense related to Jackson mill conversion-related activities and corrugated facility closure and other costs, compared to $15 million of special items expense related to Jackson mill conversion-related activities and corrugated facility closure and other costs in 2023.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses (SG&A) increased $29 million in 2024 compared to 2023. The increase was primarily due to higher employee-related expenses and bad debt expense.

Other Expense, Net

Other expense, net for the years ended December 31, 2024 and 2023 are set forth below (dollars in millions):

	Year Ended December 31,
	2024	2023
Asset disposals and write-offs	$(39.7)	$(31.7)
Jackson mill conversion-related activities	(7.6)	(1.8)
Facilities closure and other costs	(1.0)	(7.9)
DeRidder and other litigation	(95.2)	—
DeRidder and other litigation insurance recoveries	95.2	—
Other	(23.2)	(1.5)
Total	$(71.5)	$(42.9)

We discuss these items in more detail in Note 6, Other Expense, Net of the Condensed Notes to the Consolidated Financial Statements in “Part II, Item 8. Financial Statements” of this Form 10-K.

Income from Operations

Income from operations increased $26 million, or 2.4%, for the year ended December 31, 2024, compared to 2023. Income from operations in 2024 included $12 million of expense for special items compared to $25 million in 2023. Special items in 2024 included $10 million for Jackson mill conversion-related activities and $2 million of expense related to corrugated facility closure and other costs. Special items in 2023 included $14 million of expense related to corrugated facility closure and other costs and $11 million for Jackson mill conversion-related activities.

Packaging. Segment operating income increased $28 million to $1,102 million, compared to $1,074 million in 2023. The increase, excluding special items, related primarily to higher sales and production volumes ($377 million) and lower freight expense ($30 million), partially offset by lower containerboard and corrugated products prices and mix ($211 million), higher operating and converting costs ($121 million), higher depreciation expense ($22 million), higher annual outage expense ($13 million), and other costs ($20 million). Special items in 2024 included $4 million of expense for Jackson mill conversion-related activities and $2 million of expense for corrugated facility closure and other costs. Special items in 2023 included $14 million of expense for corrugated facility closure and other costs.

Paper. Segment operating income increased $11 million to $130 million, compared to $119 million in 2023. The increase, excluding special items, primarily related to higher sales and production volumes ($22 million), lower depreciation expense ($3 million), and lower operating costs ($2 million), partially offset by lower paper prices and mix ($19 million) and higher freight expense ($1 million). Special items in 2024 included $6 million of expense for Jackson mill conversion-related activities. Special items in 2023 included $11 million of expense for Jackson mill conversion-related activities.

Non-Operating Pension Income, Interest Expense, Net and Income Taxes

During 2024, non-operating pension income increased $12 million compared to 2023. The increase in non-operating pension income was related to favorable 2023 asset performance and favorable assumption changes.

Interest expense, net, during 2024 decreased $12 million compared to 2023. The decrease in interest expense, net in 2024 was primarily due to higher interest income due to higher rates on invested cash balances, partially offset by higher interest expense in 2024 related to the Company’s November 2023 debt refinancing.

During 2024, we recorded $259 million of income tax expense, compared to $249 million of income tax expense during 2023. The effective tax rate for 2024 and 2023 was 24.4% and 24.5%, respectively. The lower effective tax rate for 2024 was primarily due to higher excess tax benefits associated with employee restricted stock and performance unit vests partially offset by higher nondeductible employee remuneration paid to covered employees.

Liquidity and Capital Resources

Sources and Uses of Cash

Our primary sources of liquidity are net cash provided by operating activities and available borrowing capacity under our revolving credit facility. We ended the year with $685 million of cash and cash equivalents, $167 million of marketable debt securities, and $323 million of unused borrowing capacity under the revolving credit facility, net of letters of credit. On November 30, 2023, we issued $400 million of 5.70% senior notes due 2033 through a registered public offering and invested the net proceeds received from this issuance in time deposits, which are included in marketable debt securities at December 31, 2023. On September 15, 2024, the Company used the net proceeds from this issuance, together with a portion of cash on hand, to repay its outstanding 3.65% senior notes due 2024. See Note 10, Debt, of the Consolidated Financial Statements included in “Part II, Item 8. Financial Statements and Supplementary Data” of this Form 10-K as well as information provided below under “—Investing Activities” and “—Financing Activities” for further information.

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

Below is a summary table of our cash flows, followed by a discussion of our sources and uses of cash through operating activities, investing activities, and financing activities (dollars in millions):

	Year Ended December 31,
	2024	2023
Net cash provided by (used for):
Operating activities	$1,191.2	$1,315.1
Investing activities	(277.8)	(875.1)
Financing activities	(876.4)	(112.0)
Net increase in cash and cash equivalents	$37.0	$328.0

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

During 2024, net cash provided by operating activities was $1,191 million, compared to $1,315 million for 2023, a decrease of $124 million. Cash from operations excluding changes in cash used for operating assets and liabilities increased $80 million, primarily due to higher income from operations in 2024 as discussed above. Cash decreased by $204 million due to changes in operating assets and liabilities, primarily due to the following:

a)
a net unfavorable change in prepaid expenses and other current assets in 2024 compared to 2023 primarily due to an increase in accrued receivables for the insurance recoveries related to pending litigation in 2024;
b)
a net unfavorable change in accounts receivable levels in 2024 compared to 2023 primarily due to higher sales and an increase in days sales outstanding in the Packaging segment during 2024;
c)
a net unfavorable change in inventories in 2024 compared to 2023 primarily due to an increase in Packaging segment inventory balances related to higher volume, partially offset by a favorable change in Paper segment inventory balances due to a smaller increase in Paper segment inventory balances in 2024 compared to 2023; and
d)
a net unfavorable change in income taxes in 2024 compared to 2023 primarily due to a larger decrease in income tax receivables in 2023 compared to 2024.

These unfavorable changes were partially offset by a net favorable change in accrued liabilities in 2024 compared to 2023 primarily related to higher accruals related to pending litigation in 2024 and higher accruals for employee compensation and benefit liabilities in 2024.

Investing Activities

We used $278 million for investing activities in 2024, compared to $875 million in 2023. In 2024, we spent $670 million for internal capital investments, compared to $470 million in 2023. Additionally, in September 2024, we received $400 million in net proceeds from the maturity of our investments in time deposits, which were used to repay our 3.65% senior notes that were due on September 15, 2024.

The details of capital expenditures for property and equipment by segment for the years ended December 31, 2024 and 2023 are included in the table below (dollars in millions).

	Year Ended December 31,
	2024	2023
Packaging	$626.6	$426.8
Paper	15.0	9.7
Corporate and Other	28.1	33.2
	$669.7	$469.7

We expect capital investments in 2025 to be between $840 million and $870 million. These expenditures could increase or decrease as a result of a number of factors, including our financial results, strategic opportunities, future economic conditions, and our regulatory compliance requirements. We currently estimate capital expenditures to comply with environmental regulations will be about $24 million in 2025. Our estimated environmental expenditures could vary significantly depending upon the enactment of new environmental laws and regulations. For additional information, see “Environmental Matters” in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Financing Activities

In 2024, net cash used for financing activities was $876 million, compared to $112 million of cash used for financing activities in 2023, an increase of $764 million. We paid $449 million in dividends on our common stock in both 2024 and 2023. We withheld shares to cover $26 million of employee restricted stock taxes in 2024 compared to $16 million of employee restricted stock taxes withheld in 2023. We did not repurchase any shares of the Company’s common stock in 2024, compared to repurchases of 0.3 million shares for $42 million in 2023.

On November 30, 2023, we issued $400 million of 5.70% senior notes due 2033 through a registered public offering. The Company paid $4 million of debt issuance costs associated with the new notes, of which $3 million was funded using the net proceeds received from the issuance of new notes and $1 million was funded using cash on hand. The net proceeds received from the issuance of the new notes were invested in time deposits, which are included in marketable debt securities at December 31, 2023. On September 15, 2024, we used the net proceeds from this issuance, together with a portion of cash on hand, to repay our outstanding 3.65% senior notes due 2024. The repayment of these notes was $400 million excluding accrued interest.

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

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements as of December 31, 2024.

Inflation and Other General Cost Increases

We are subject to both contractual, inflation, and other general cost increases. If we are unable to offset these cost increases by price increases, growth, and/or cost reductions in our operations, these inflation and other general cost increases could have a material adverse effect on our operating cash flows, profitability, and liquidity. We continuously seek opportunities to increase the efficiency of our mills and corrugated products facilities and make extensive capital investments to minimize the impact that inflation has on our cost structure.

In 2024, our total company costs including cost of sales (COS) and selling, general, and administrative expenses (SG&A) was $7.2 billion, and excluding non-cash costs (depreciation, depletion and amortization, pension and postretirement expense, and share-based compensation expense) was $6.6 billion. A 1% increase in COS and SG&A costs would increase costs by $72 million and cash costs by $66 million.

Certain items of product input costs have historically been subject to more cost volatility including fiber, purchased energy, and chemicals.

Energy

Our mills represent about 90% of our total purchased fuel costs. In 2024, our Packaging and Paper mills consumed about 101 million MMBTUs of fuel, including internally generated and externally purchased, to produce both steam and electricity. The following table for 2024 provides the total MMBTUs purchased externally by fuel type each quarter and the average cost per MMBTU by fuel type for the year. The cost per MMBTU includes the cost of the fuel plus our transportation and delivery costs.

	2024 Fuel Purchased (millions of MMBTUs)					2024 Avg.
Fuel Type	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year	Cost / MMBTU
Natural gas	7.4	6.8	6.5	7.4	28.1	$3.54
Purchased bark	1.8	1.8	1.8	2.0	7.4	2.31
Other purchased fuels	0.2	0.1	0.1	0.1	0.5	7.04
Total mills	9.4	8.7	8.4	9.5	36.0	$3.34

In addition, the mills purchased 22.41 million CkWh (hundred kilowatt-hours) of electricity in 2024. The purchases by quarter and the average cost per CkWh were as follows:

	2024 Purchased Electricity (millions of CkWh)					2024 Avg.
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year	Cost / CkWh
Purchased electricity	5.3	5.2	6.0	5.9	22.4	$6.32

Regulatory and Environmental Matters

Our operations are subject to compliance with the laws and regulations in the jurisdictions in which we operate, primarily in the United States. Of particular importance are laws and regulations relating to the environment and health and safety matters.

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

a)
Resource Conservation and Recovery Act (RCRA);
b)
Clean Water Act (CWA);
c)
Clean Air Act (CAA);
d)
The Emergency Planning and Community Right-to-Know-Act (EPCRA);
e)
Toxic Substance Control Act (TSCA); and
f)
Safe Drinking Water Act (SDWA).

We believe that we are currently in material compliance with these and all applicable environmental rules and regulations. Because environmental regulations are constantly evolving, the Company has incurred, and will continue to incur, costs to maintain compliance with these and other environmental laws. The Company works diligently to anticipate and budget for the impact of applicable environmental regulations and does not currently expect that future environmental compliance obligations will materially affect its business or financial condition. For the year ended December 31, 2024, we spent $60 million, and for both the years ended December 31, 2023 and 2022, we spent $50 million, to comply with the requirements of these and other environmental laws. Additionally, we had $19 million of environmental capital expenditures in 2024, $14 million in 2023, and $11 million in 2022.

Under the CAA, EPA is required to conduct risk assessments for each source category subject to maximum achievable control technologies (MACT) to determine if additional standards are necessary to reduce residual risks from hazardous air pollutants (HAP) emissions. The national emissions standards for hazardous air pollutants (NESHAP) for Chemical Recovery Combustion Sources at pulp mills is due for residual risk and technology review (RTR). In November 2024, PCA was one of seven companies selected by EPA to respond to an extensive questionnaire about operations and equipment to support EPA’s requirement to revise existing Pulp MACT standards. As part of the questionnaire, EPA is requiring companies, including PCA, to undertake extensive pollutant testing scheduled to begin Spring 2025. President Trump’s Executive Order to suspend all federal rulemaking has paused EPA’s review process. At this time, we cannot predict with certainty how this assessment review will impact our pulp mill MACT compliance efforts or whether we will incur additional costs to comply with any revised standards.

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

Because liability for remediation costs under environmental laws is strict, meaning that liability is imposed without fault, joint and several, meaning that liability is imposed on each party without regard to contribution, and retroactive, PCA could receive notifications of cleanup liability in the future and this liability could be material. From 2006 through 2024, there were no significant environmental remediation costs at PCA’s mills and corrugated plants. As of December 31, 2024, we maintained an environmental reserve of $25.8 million relating to on-site landfills and surface impoundments as well as ongoing and anticipated remedial projects. The Company believes that it is not reasonably possible that future environmental expenses above the $25.8 million accrued at December 31, 2024, will have a material impact on its financial condition, results of operations, and cash flows.

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

We are seeking to further improve our environmental impact and have voluntarily set goals to reduce our absolute Scope 1 and 2 (market-based) greenhouse gas emissions by 35% by 2030 from a 2021 baseline year and to reach net-zero carbon emissions within our own operations and our value chain by 2050. In addition, we and our industry support the American Forest & Paper Association’s goal of a 50% reduction in Scope 1 and Scope 2 greenhouse gas emissions intensity by 2030 from a 2005 baseline. We have a carbon neutrality team, consisting of a cross-functional group of key operational, engineering, environmental, and sustainability personnel to lead our efforts. Our strategy to achieve greenhouse gas emissions reductions is premised upon the carbon neutrality of the biogenic fuels used in our operations and we believe that meaningful reductions in greenhouse gas emissions can be achieved through investment in more efficient operations utilizing carbon-neutral fuels and in emerging and advancing technologies. We regularly work to identify and implement projects that will improve our efficiency. To what extent and when we embark upon major capital projects to reduce emissions will depend in part upon technology advancements, emerging regulatory and tax policies involving greenhouse gas emissions and incentives to invest in projects that reduce emissions. We also regularly assess the use of alternative, non-emitting energy sources at our own facilities (such as solar) and opportunities to support additive carbon-free grid power via renewable energy certificates (RECs) and power purchase agreements (PPAs), where feasible to do so, and partnering with utilities to procure carbon-free power where opportunities exist. We annually report key data to our stakeholders regarding our greenhouse gas emissions, among other things, in our responsibility report. Our responsibility report is available on our website and is not intended to be incorporated by reference herein.

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

Critical accounting estimates are those that are most important to the portrayal of our financial condition and results. These estimates require management’s most difficult, subjective, or complex judgments. We review the development, selection, and disclosure of our critical accounting estimates with the Audit Committee of our Board of Directors. The Company believes that of its significant accounting policies, the following involve a higher degree of judgment and/or complexity:

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

We recognize the funded status of our pension plans on our Consolidated Balance Sheet and recognize the actuarial and experienced gains and losses and the prior service costs and credits as a component of “Accumulated Other Comprehensive Loss” in our Consolidated Statement of Changes in Stockholders’ Equity. Actual results that differ from assumptions are accumulated and amortized over future periods and, therefore, generally affect recognized expense in future periods. At December 31, 2024, we had $43.5 million of actuarial losses and prior service costs, net of tax, recorded in “Accumulated other comprehensive loss” on our Consolidated Balance Sheet. Accumulated losses in excess of 10% of the greater of the projected benefit obligation or the market-related value of assets will be recognized on a straight-line basis over the average remaining service period of active employees in the PCA plans (which is between five and nine years) and over the average remaining lifetime of inactive participants of the Boise plan (which is approximately 22 years), to the extent that losses are not offset by gains in subsequent years. While we believe that the assumptions used to measure our pension obligations are reasonable, differences in actual experience or changes in assumptions may materially affect our pension obligations and future expense.

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

	Year Ending December 31,	Year Ended December 31,
	2025	2024	2023
Pension expense	$10.7	$8.0	$22.1
Assumptions
Discount rate	5.56%	4.86%	5.06%
Expected rate of return on plan assets	5.71%	5.80%	5.52%

A change of 0.25% in either direction to the discount rate or the expected rate of return on plan assets would have had the following effect on 2024 and 2025 pension expense (dollars in millions):

		Increase (Decrease) in Pension Expense(a)
	Base Expense	0.25% Increase	0.25% Decrease
2024
Discount rate	$8.0	$0.7	$1.4
Expected rate of return on plan assets	8.0	(2.8)	2.8
2025
Discount rate	$10.7	$0.9	$(0.6)
Expected rate of return on plan assets	10.7	(2.7)	2.7

(a)
The sensitivities shown above are specific to 2024 and 2025. The sensitivities may not be additive, so the impact of changing multiple factors simultaneously cannot be calculated by combining the individual sensitivities shown.

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

Non-GAAP Financial Measures

Earnings per diluted share excluding special items, net income excluding special items, EBITDA, EBITDA excluding special items, segment EBITDA, and segment EBITDA excluding special items are non-GAAP financial measures. Management excludes special items, as it believes that these items are not necessarily reflective of the ongoing operations of our business. These measures are presented because they provide a means to evaluate the performance of our segments and our Company on an ongoing basis using the same measures that are used by our management, because these measures assist in providing a meaningful comparison between periods and because these measures are frequently used by investors and other interested parties in the evaluation of companies and the performance of their segments. Any analysis of non-GAAP financial measures should be done in conjunction with results presented in accordance with GAAP. The non-GAAP measures are not intended to be substitutes for GAAP financial measures and should not be used as such. Reconciliations of the non-GAAP measures to the most comparable measure reported in accordance with GAAP are detailed below.

The following table reconciles earnings per diluted share to earnings per diluted share excluding special items for the periods indicated (dollars in millions):

	Year Ended December 31,
	2024	2023
Earnings per diluted share, as reported in accordance with GAAP	$8.93	$8.48
Special items:
Jackson mill conversion-related activities (a)	0.08	0.09
Facilities closure and other costs (b)	0.03	0.12
Total special items	0.11	0.21
Earnings per diluted share, excluding special items	$9.04	$ 8.70 (c)

(a)
For 2024 and 2023, includes $9.7 million and $11.1 million, respectively, of charges related to the announced discontinuation of production of uncoated freesheet paper grades on the No. 3 machine at the Jackson, Alabama mill associated with the permanent conversion of the machine to produce linerboard and other paper-to-containerboard conversion related activities.

(b)
For 2024, includes $2.7 million of charges related to the closure of corrugated products facilities, partially offset by income primarily related to a favorable lease buyout for a closed corrugated products facility. For 2023, includes $14.4 million of charges related to the closure of corrugated products facilities and design centers, partially offset by a gain on sale of a corrugated products facility.

(c)
Amount may not foot due to rounding.

The following table reconciles net income to net income excluding special items for the periods indicated (dollars in millions):

	Year Ended December 31,
	2024			2023
	Income before Taxes	Income Taxes	Net Income	Income before Taxes	Income Taxes	Net Income
As reported in accordance with GAAP	$1,064.4	$(259.3)	$805.1	$1,014.1	$(248.9)	$765.2
Special items:
Jackson mill conversion-related activities (d)	9.7	(2.4)	7.3	11.1	(2.7)	8.4
Facilities closure and other costs (e)	2.7	(0.6)	2.1	14.4	(3.6)	10.8
Total special items	12.4	(3.0)	9.4	25.5	(6.3)	19.2
Excluding special items	$1,076.8	$(262.3)	$814.5	$1,039.6	$(255.2)	$784.4

(d)
For 2024 and 2023, includes charges related to the announced discontinuation of production of uncoated freesheet paper grades on the No. 3 machine at the Jackson, Alabama mill associated with the permanent conversion of the machine to produce linerboard and other paper-to-containerboard conversion related activities.

(e)
For 2024, includes charges related to the closure of corrugated products facilities. These costs were partially offset by income primarily related to a favorable lease buyout for a closed corrugated products facility during the first quarter of 2024. For 2023, includes charges related to the closure of corrugated products facilities and design centers. These costs were partially offset by a gain on sale of a corrugated products facility.

The following table reconciles net income to EBITDA and EBITDA excluding special items for the periods indicated (dollars in millions):

	Year Ended December 31,
	2024	2023
Net income	$805.1	$765.2
Non-operating pension (income) expense	(4.5)	7.7
Interest expense, net	41.4	53.3
Provision for income taxes	259.3	248.9
Depreciation, amortization, and depletion	525.6	517.7
EBITDA	$1,626.9	$1,592.8
Special items:
Jackson mill conversion-related activities	8.3	2.1
Facilities closure and other costs	1.9	8.9
EBITDA excluding special items	$1,637.1	$1,603.8

The following table reconciles segment operating income (loss) to segment EBITDA and segment EBITDA excluding special items (dollars in millions):

	Year Ended December 31,
	2024	2023
Packaging
Segment operating income	$1,101.5	$1,074.3
Depreciation, amortization, and depletion	490.1	472.5
EBITDA	1,591.6	1,546.8
Facilities closure and other costs	1.9	8.9
Jackson mill conversion-related activities	4.0	—
EBITDA excluding special items	$1,597.5	$1,555.7

Paper
Segment operating income	$129.7	$118.9
Depreciation, amortization, and depletion	19.5	29.6
EBITDA	149.2	148.5
Jackson mill conversion-related activities	4.3	2.1
EBITDA excluding special items	$153.5	$150.6

Corporate and Other
Segment operating loss	$(129.9)	$(118.1)
Depreciation, amortization, and depletion	16.0	15.6
EBITDA	(113.9)	(102.5)
EBITDA excluding special items	$(113.9)	$(102.5)

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

PCA is exposed to the impact of commodity price changes, interest rate changes, and changes in the market value of its financial instruments. To manage these risks, we may from time to time enter into transactions, including certain physical commodity transactions, that are determined to be derivatives. As of December 31, 2024, we are party to certain physical commodity transactions related to natural gas supply contracts. For a discussion of derivatives and hedging activities, see Note 2, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements in “Part II, Item 8. Financial Statements and Supplementary Data” of this Form 10-K.

At December 31, 2024, the interest rates on 100% of PCA’s outstanding debt are fixed.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

Packaging Corporation of America:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Packaging Corporation of America and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of income and comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Evaluation of the value of the pension benefit obligation

As discussed in Notes 2 and 12 to the consolidated financial statements, the Company’s estimated pension benefit obligation totaled $1,119 million as of December 31, 2024. The pension benefit obligation is measured at the actuarial present value as of a date of all benefits attributed by the pension benefit formula to employee service rendered before that date. The determination of the Company’s pension benefit obligation is dependent, in part, on the selection of certain actuarial assumptions, including the discount rate.

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

Chicago, Illinois
February 27, 2025

Packaging Corporation of America

Consolidated Statements of Income and Comprehensive Income

(dollars in millions, except per-share data)

	Year Ended December 31,
	2024	2023	2022
Statements of Income:
Net sales	$8,383.3	$7,802.4	$8,478.0
Cost of sales	(6,600.2)	(6,103.5)	(6,387.4)
Gross profit	1,783.1	1,698.9	2,090.6
Selling, general and administrative expenses	(610.3)	(580.9)	(608.6)
Other expense, net	(71.5)	(42.9)	(61.3)
Income from operations	1,101.3	1,075.1	1,420.7
Non-operating pension income (expense)	4.5	(7.7)	14.5
Interest expense, net	(41.4)	(53.3)	(70.4)
Income before taxes	1,064.4	1,014.1	1,364.8
Provision for income taxes	(259.3)	(248.9)	(335.0)
Net income	$805.1	$765.2	$1,029.8
Net income per common share:
Basic	$8.97	$8.52	$11.08
Diluted	$8.93	$8.48	$11.03
Dividends declared per common share	$5.00	$5.00	$4.75
Statements of Comprehensive Income:
Net income	$805.1	$765.2	$1,029.8
Other comprehensive income, net of tax:
Foreign currency translation adjustment	$—	$0.1	$—
Changes in unrealized gains (losses) on marketable debt securities, net of tax of ($0.1) million, ($0.6) million, and $0.5 million for 2024, 2023, and 2022, respectively	0.3	1.8	(1.7)
Amortization of pension and postretirement plans actuarial loss and prior service cost, net of tax of ($1.4) million, ($2.1) million, and ($1.5) million for 2024, 2023, and 2022, respectively	4.1	6.4	4.7
Changes in unfunded employee benefit obligations, net of tax of ($7.6) million, ($7.8) million, and $10.1 million for 2024, 2023, and 2022, respectively	23.1	23.2	(30.2)
Other comprehensive income	27.5	31.5	(27.2)
Comprehensive income	$832.6	$796.7	$1,002.6

See notes to consolidated financial statements.

Packaging Corporation of America

Consolidated Balance Sheets

(dollars and shares in millions, except per-share data)

	December 31,
	2024	2023
ASSETS
Current Assets:
Cash and cash equivalents	$685.0	$648.0
Short-term marketable debt securities ($102.0 million and $93.5 million measured at fair value as of December 31, 2024 and December 31, 2023, respectively)	102.0	493.5
Accounts receivable, net of allowance for credit losses and customer deductions of $20.6 million and $13.1 million as of December 31, 2024 and December 31, 2023, respectively	1,144.0	1,033.2
Inventories	1,124.9	1,013.1
Prepaid expenses and other current assets	166.9	62.3
Federal and state income taxes receivable	10.2	4.3
Total current assets	3,233.0	3,254.4
Property, plant, and equipment, net	4,039.0	3,863.8
Goodwill	922.4	922.4
Other intangible assets, net	191.9	229.6
Operating lease right-of-use assets	276.9	279.6
Long-term marketable debt securities	65.2	64.1
Other long-term assets	104.8	67.2
Total assets	$8,833.2	$8,681.1
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$—	$399.6
Operating lease obligations	80.5	78.6
Finance lease obligations	2.1	2.0
Accounts payable	430.3	402.4
Dividends payable	116.3	115.9
Accrued liabilities	362.9	253.5
Accrued interest	9.5	13.7
Total current liabilities	1,001.6	1,265.7
Long-term liabilities:
Long-term debt	2,474.2	2,472.2
Operating lease obligations	208.0	212.1
Finance lease obligations	6.7	8.7
Deferred income taxes	561.9	558.0
Compensation and benefits	95.9	106.4
Other long-term liabilities	80.9	60.7
Total long-term liabilities	3,427.6	3,418.1
Commitments and contingent liabilities (Note 19)
Stockholders' equity:
Common stock, par value $0.01 per share, 300.0 million shares authorized, 89.8 million and 89.6 million shares issued as of December 31, 2024 and December 31, 2023, respectively	0.9	0.9
Additional paid in capital	669.8	620.1
Retained earnings	3,776.7	3,447.2
Accumulated other comprehensive loss	(43.4)	(70.9)
Total stockholders' equity	4,404.0	3,997.3
Total liabilities and stockholders' equity	$8,833.2	$8,681.1

See notes to consolidated financial statements.

Packaging Corporation of America

Consolidated Statements of Cash Flows

(dollars in millions)

	Year Ended December 31,
	2024	2023	2022
Cash Flows from Operating Activities:
Net income	$805.1	$765.2	$1,029.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization of intangibles	525.6	517.7	456.8
Amortization of deferred financing costs	2.3	2.2	2.1
Share-based compensation expense	48.8	40.0	35.6
Deferred income tax (benefit) provision	(4.2)	5.2	86.0
Net loss on asset disposals	19.5	9.1	15.2
Pension and post-retirement benefits expense, net of contributions	(19.5)	(30.8)	(47.4)
Other, net	24.2	13.3	2.0
Changes in operating assets and liabilities:
(Increase) decrease in assets —
Accounts receivable	(110.7)	(1.4)	39.3
Inventories	(111.8)	(35.8)	(75.2)
Prepaid expenses and other current assets	(104.7)	(4.2)	(11.0)
Increase (decrease) in liabilities —
Accounts payable	18.3	11.4	(18.1)
Accrued liabilities	104.2	(8.2)	8.3
Federal and state income taxes payable/receivable	(5.9)	31.4	(28.4)
Net cash provided by operating activities	1,191.2	1,315.1	1,495.0
Cash Flows from Investing Activities:
Additions to property, plant, and equipment	(669.7)	(469.7)	(824.2)
Additions to other long-term assets	(1.9)	(2.6)	(6.2)
Proceeds from asset disposals	1.3	1.6	2.2
Purchases of held-to-maturity debt securities	—	(400.0)	—
Proceeds from maturities of held-to-maturity debt securities	400.0	—	—
Purchases of available-for-sale debt securities	(114.3)	(107.2)	(126.1)
Proceeds from sales of available-for-sale debt securities	8.6	5.5	31.1
Proceeds from maturities of available-for-sale debt securities	98.2	97.3	87.6
Other, net	—	—	1.9
Net cash used for investing activities	(277.8)	(875.1)	(833.7)
Cash Flows from Financing Activities:
Repayments of debt and finance lease obligations	(401.9)	(1.9)	(1.7)
Net proceeds received from issuance of debt	—	397.1	—
Financing costs paid	—	(1.1)	—
Common stock dividends paid	(448.8)	(448.9)	(420.3)
Repurchases of common stock	—	(41.5)	(522.6)
Shares withheld to cover employee restricted stock taxes	(25.7)	(15.7)	(15.4)
Net cash used for financing activities	(876.4)	(112.0)	(960.0)
Net increase (decrease) in cash and cash equivalents	37.0	328.0	(298.7)
Cash and cash equivalents, beginning of year	648.0	320.0	618.7
Cash and cash equivalents, end of year	$685.0	$648.0	$320.0
See notes to consolidated financial statements.

Packaging Corporation of America

Consolidated Statements of Changes in Stockholders' Equity

(dollars in millions and shares in thousands)

	Common Stock		Additional Paid in	Retained	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Earnings	Loss	Equity
Balance at January 1, 2022	93,539	0.9	579.4	3,102.1	(75.2)	3,607.2
Common stock repurchases and retirements	(4,035)	—	(33.5)	(489.1)	—	(522.6)
Common stock withheld and retired to cover taxes on vested stock awards	(111)	—	(0.9)	(14.5)	—	(15.4)
Common stock dividends declared	—	—	—	(441.2)	—	(441.2)
Share-based compensation and other	302	—	36.8	(0.3)	—	36.5
Comprehensive income	—	—	—	1,029.8	(27.2)	1,002.6
Balance at December 31, 2022	89,695	0.9	581.8	3,186.8	(102.4)	3,667.1
Common stock repurchases and retirements	(286)	—	(2.5)	(39.0)	—	(41.5)
Common stock withheld and retired to cover taxes on vested stock awards	(121)	—	(1.1)	(14.6)	—	(15.7)
Common stock dividends declared	—	—	—	(451.2)	—	(451.2)
Share-based compensation and other	337	—	41.9	—	—	41.9
Comprehensive income	—	—	—	765.2	31.5	796.7
Balance at December 31, 2023	89,625	$0.9	$620.1	$3,447.2	$(70.9)	$3,997.3
Common stock withheld and retired to cover taxes on vested stock awards	(143)	—	(1.3)	(24.4)	—	(25.7)
Common stock dividends declared	—	—	—	(451.3)	—	(451.3)
Share-based compensation and other	320	—	51.0	0.1	—	51.1
Comprehensive income	—	—	—	805.1	27.5	832.6
Balance at December 31, 2024	89,802	$0.9	$669.8	$3,776.7	$(43.4)	$4,404.0

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements

1.
Nature of Operations and Basis of Presentation

Packaging Corporation of America (“we,” “us,” “our,” “PCA,” or the “Company”) was incorporated on January 25, 1999. In April 1999, PCA acquired the containerboard and corrugated packaging products business of Pactiv Corporation (Pactiv), formerly known as Tenneco Packaging, Inc., a wholly owned subsidiary of Tenneco Inc. We are a large, diverse manufacturer of both packaging and paper products. We are headquartered in Lake Forest, Illinois and we operate primarily in the United States. We have approximately 15,400 employees.

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

2.
Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenues and expenses. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment. We adjust such estimates and assumptions when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in these estimates will be reflected in the consolidated financial statements in future periods.

Revenue Recognition

In accordance with Accounting Standards Update (“ASU”) 2014-09 (Topic 606): Revenue from Contracts with Customers, we recognize revenue when control of the promised goods or services is transferred to customers in an amount that reflects the consideration expected to be received in exchange for those goods or services. The timing of revenue recognition for most goods and services occurs when performance obligations under the terms of a contract with a customer are satisfied. This occurs with the transfer of control of our products at a specific point in time. For most packaging and paper products, revenue is recognized when the product is shipped from the mill or from our manufacturing facility to our customer. Shipping and handling fees billed to a customer are recorded on a gross basis in “Net sales,” with the corresponding shipping and handling costs included in “Cost of sales” in the concurrent period as the revenue is recorded. We present taxes collected from customers and remitted to governmental authorities on a net basis in our Consolidated Statements of Income. See Note 4, Revenue, for more information.

Planned Major Maintenance Costs

The Company accounts for its planned major maintenance activities in accordance with ASC 360, Property, Plant, and Equipment, using the deferral method. All maintenance costs incurred during the year are expensed in the year in which the maintenance activity occurs.

Share-Based Compensation

We recognize compensation expense for awards granted under the PCA long-term equity incentive plans based on the fair value on the grant date. We recognize the cost of the equity awards expected to vest over the period the awards vest and for performance units, compensation expense is recognized regardless of whether the market conditions of the respective performance unit are satisfied. See Note 14, Share-Based Compensation, for more information.

Cash and Cash Equivalents

Cash and cash equivalents include all cash balances and highly liquid investments with original maturities of three months or less at the date of purchase. Cash equivalents are stated at cost, which approximates market. Cash and cash equivalents totaled $685.0 million and $648.0 million at December 31, 2024 and 2023, respectively, which included cash equivalents of $614.7 million and $589.1 million, respectively. At December 31, 2024 and 2023, we had $0.7 million and $2.1 million, respectively, of cash at our operations outside the United States.

Marketable Debt Securities

A majority of the Company’s marketable debt securities have been classified and accounted for as available-for-sale (AFS) marketable debt securities in accordance with ASU 2016-13, Financial Instruments – Credit Losses (Topic 326). Short-term investments classified as held-to-maturity (HTM) are financial instruments that the Company has the intent and ability to hold to maturity. The Company reports its AFS marketable debt securities at fair value and held-to-maturity investments at amortized cost, which approximates fair value. Our marketable debt securities are classified as short-term or long-term based on each security’s underlying contractual maturity date.

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

For the years ended December 31, 2024 and 2023, we do not consider any of the impairments related to our marketable debt securities to be the result of credit losses. See Note 11, Cash, Cash Equivalents, and Marketable Debt Securities, for more information.

Trade Accounts Receivable, Allowances, and Customer Deductions

Trade accounts receivable are recorded at amortized cost and represent a contractual right to receive payment from a customer. The Company’s trade accounts receivable are short-term receivables, with most requiring payment within 30 to 60 days, and represent the primary class of financing receivables utilized by the Company.

The Company has entered into a number of customer-based supply chain financing programs to accelerate the receipt of payments for outstanding accounts receivable from certain customers. Receivables transferred under these programs meet the requirements to be accounted for as sales in accordance with guidance under Financial Accounting Standards Board (“FASB”) ASC 860, Transfers and Servicing. The receivables are sold without recourse and are reflected as a reduction of accounts receivable on the Consolidated Balance Sheets at the time of sale. The corresponding proceeds are reflected in cash flows from operating activities within the Consolidated Statements of Cash Flows. Receivables involved with these programs constituted about 2% of our 2024 and 2023 net sales, respectively.

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

Current period estimates for the allowance for credit losses are compared against the allowance previously recorded, and all required adjustments are reported as credit loss expense (for expected losses or write offs) or a reversal of credit loss expense (for expected recoveries) in net income. Outstanding trade accounts receivable balances are written off when deemed uncollectible after undergoing reasonable collection efforts. At December 31, 2024 and 2023, the allowance for credit losses was $9.8 million and $3.9 million, respectively.

The customer deductions reserve represents the estimated amount required for customer returns, allowances, and earned discounts. Based on the Company’s experience, customer returns, allowances, and earned discounts have averaged approximately 1% of gross selling price. Accordingly, PCA reserves 1% of its open customer accounts receivable balance for these items. The reserves for customer deductions of $10.8 million and $9.2 million at December 31, 2024 and 2023, respectively, are also included as a reduction of the accounts receivable balance.

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

For the years ended December 31, 2024 and 2023, PCA has entered into master supply contracts, or physical commodity contracts, with suppliers and distributors of natural gas for several of its manufacturing locations. These physical commodity contracts meet the criteria of derivatives under ASC 815 but qualify for the normal purchase normal sales (“NPNS”) scope exception, which we have elected. As such, PCA is not required to apply derivative accounting treatment as required in ASC 815 to these physical commodity transactions.

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

Inventory Valuation

We value our raw materials, work in process, and finished goods inventories using lower of cost, as determined by the average cost method, or net realizable value. Supplies and materials, which are used for the repair and maintenance of our machinery and equipment, are valued at the first-in, first-out (FIFO) or average cost methods.

The components of inventories were as follows (dollars in millions):

	December 31,
	2024	2023
Raw materials	$356.6	$326.2
Work in process	15.5	14.9
Finished goods	234.0	200.5
Supplies and materials	518.8	471.5
Inventories	$1,124.9	$1,013.1

Property, Plant, and Equipment

Property, plant, and equipment are recorded at cost. Cost includes expenditures for major improvements and replacements and the amount of interest cost associated with significant capital additions. Repairs and maintenance costs are expensed as incurred. When property and equipment are retired, sold, or otherwise disposed of, the asset’s carrying amount and related accumulated depreciation are removed from the accounts and any gain or loss is included in “Other expense, net” in our Consolidated Statements of Income.

Property, plant, and equipment consisted of the following (dollars in millions):

	December 31,
	2024	2023
Land and land improvements	$203.4	$197.8
Buildings	1,140.0	1,090.4
Machinery and equipment	7,368.8	7,006.7
Construction in progress	397.2	335.8
Other	195.8	177.0
Property, plant and equipment, at cost	9,305.2	8,807.7
Less accumulated depreciation	(5,266.2)	(4,943.9)
Property, plant, and equipment, net	$4,039.0	$3,863.8

The amount of interest capitalized from construction in progress was $10.1 million, $8.1 million, and $7.3 million for the years ended December 31, 2024, 2023, and 2022, respectively. At December 31, 2024 and December 31, 2023, purchases of property, plant, and equipment included in accounts payable were $33.8 million and $24.2 million, respectively.

Depreciation is computed on the straight-line basis over the estimated useful lives of the related assets. Assets under finance leases are depreciated on the straight-line method over the term of the lease or the useful life, if shorter. The following lives are used for the various categories of assets:

Buildings and land improvements	5 to 40 years
Machinery and equipment	3 to 25 years
Trucks and automobiles	3 to 20 years
Furniture and fixtures	3 to 25 years
Computers and hardware	3 to 10 years
Leasehold improvements	Period of the lease or useful life, if shorter

The amount of depreciation expense was $485.3 million, $475.3 million, and $413.7 million for the years ended December 31, 2024, 2023, and 2022, respectively. In 2024, 2023, and 2022, we recognized incremental depreciation expense of $2.2 million, $14.4 million, and $5.7 million, respectively, primarily related to Jackson mill conversion-related activities and closures of corrugated products facilities.

Pursuant to the terms of an industrial revenue bond, title to certain property, plant, and equipment was transferred to a municipal development authority in 2009 in order to receive a property tax abatement. The title of these assets would revert back to PCA upon retirement or cancellation of the bond. For the year ended December 31, 2023, the assets were included in the consolidated balance sheets under the caption “Property, plant, and equipment, net,” as all risks and rewards remained with the Company. The last of these industrial revenue bonds matured during 2024, and there were no items outstanding for the year ended December 31, 2024.

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

Goodwill, which amounted to $922.4 million at both December 31, 2024 and 2023, is not amortized but is subject to an annual impairment test in accordance with ASC 350, Intangibles – Goodwill and Other. We test goodwill for impairment annually in the fourth quarter or sooner if events or changes in circumstances indicate that the carrying value of the asset may exceed fair value. Additionally, we evaluate the remaining useful lives of our finite-lived purchased intangible assets to determine whether any adjustments to the useful lives are necessary.

The Company concluded that none of the goodwill or intangible assets were impaired during the 2024, 2023, and 2022 annual impairment tests. See Note 8, Goodwill and Intangible Assets, for additional information.

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

Deferred Debt Issuance Costs

PCA has capitalized certain costs related to obtaining its financing. These costs are amortized to interest expense using the effective interest rate method over the terms of the related financing, which range from 10 to 30 years. At December 31, 2024, deferred debt issuance costs were $18.0 million, all of which were recorded in “Long-term debt” on our Consolidated Balance Sheets. At December 31, 2023, deferred debt issuance costs were $19.9 million, of which $0.3 million was recorded in “Current maturities of long-term debt” and $19.6 million was recorded in “Long-term debt” on our Consolidated Balance Sheets.

Cutting Rights

We lease the cutting rights to approximately 53,000 acres of timberland. For our cutting rights, we capitalize the annual lease payments and reforestation costs associated with these leases. Costs are recorded as depletion when the timber or fiber is harvested and used in operations or sold to customers. Capitalized long-term lease costs for our cutting rights, primarily recorded in “Other long-term assets” on our Consolidated Balance Sheets, were $23.1 million and $22.7 million as of December 31, 2024 and 2023, respectively. The amount of depletion expense was $1.9 million, $2.5 million, and $2.4 million for the years ended December 31, 2024, 2023, and 2022, respectively.

Deferred Software Costs

PCA capitalizes costs related to the purchase and development of software, which is used in its business operations. The costs attributable to these software systems are amortized over their estimated useful lives based on various factors such as the effects of obsolescence, technology, and other economic factors. Net capitalized software costs recorded in “Other long-term assets” on our Consolidated Balance Sheets were $1.0 million and $1.9 million for the years ended December 31, 2024 and 2023, respectively. Software amortization expense was $0.6 million for the year ended, December 31, 2024, $1.4 million for the year ended, December 31, 2023, and $1.6 million for the year ended December 31, 2022.

The Company accounts for costs incurred to implement a cloud computing arrangement that is a service contract under ASU 2018-15, Intangibles – Goodwill and Other – Internal Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. This ASU includes guidance on capitalizing costs associated with developing or obtaining internal-use software. For the years ended December 31, 2024 and 2023, capitalized costs associated with cloud computing arrangements were insignificant.

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

Recently Adopted Accounting Standards

Effective January 1, 2024, we adopted ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This ASU improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The new guidance is required to be applied retrospectively. The adoption of this Update did not have a significant impact on the Company’s related disclosure as reflected in Note 18, Segment Information, in this Annual Report on Form 10-K.

New Accounting Standards Not Yet Adopted

In November 2024, the FASB issued ASU 2024-03 Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This ASU is intended to enhance transparency into the nature and function of expenses. The amendments require that on an annual and interim basis, entities disclose disaggregated operating expense information about specific categories, including purchases of inventory, employee compensation, depreciation, amortization, and depletion. The update is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027 on a prospective basis or with the option for retrospective application. Early adoption is permitted. The Company is currently assessing the impact of the disclosure requirements on its consolidated financial statements.

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

To determine the lease term, we include the non-cancellable period of the lease together with the following: all periods covered by an option to extend the lease if we are reasonably certain to exercise that option; any periods covered by an option to terminate the lease if we are reasonably certain not to exercise that option; and any periods covered by an option to extend or not to terminate the lease that are controlled by the lessor. The exercising of lease renewal options is based on whether future economic benefit is expected to be derived from the renewal. Most of our real estate leases contain at least one renewal option. Renewal options generally range from 3 to 5 years. Although equipment leases may also contain renewal options, we typically do not expect to extend and/or exercise these renewal options unless a compelling business reason is provided to management.

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

Supplemental balance sheet information related to our operating leases was as follows (dollars in millions):

	Year Ended December 31,
	2024	2023
Operating lease right-of-use assets	$276.9	$279.6

Current portion of operating lease obligations	$80.5	$78.6
Long-term portion of operating lease obligations	208.0	212.1
Total operating lease obligations	$288.5	$290.7

Supplemental balance sheet information related to our finance leases was as follows (dollars in millions):

	Year Ended December 31,
	2024	2023
Buildings	$0.3	$0.3
Machinery and equipment	28.5	28.5
Total	28.8	28.8
Less accumulated amortization	(25.0)	(24.0)
Total	$3.8	$4.8

Current portion of finance lease obligations	$2.1	$2.0
Long-term portion of finance lease obligations	6.7	8.7
Total finance lease obligations	$8.8	$10.7

The Company was obligated under finance leases covering buildings and machinery and equipment in the amount of $8.8 million and $10.7 million at December 31, 2024 and 2023, respectively. Amortization of assets under finance lease obligations is included in depreciation expense.

For both operating and finance leases, the weighted average remaining lease term in years and weighted average discount rates were as follows:

	Year Ended December 31,
	2024	2023
Weighted-average remaining lease term (years):
Operating leases	5.1	4.9
Finance leases	3.8	4.8
Weighted-average discount rate:
Operating leases	4.28%	3.75%
Finance leases	6.66%	6.66%

The components of lease expense were as follows (dollars in millions):

	Year Ended December 31,
	2024	2023	2022
Finance lease cost:
Amortization of finance lease assets	$1.0	$1.4	$1.5
Interest on lease liabilities	0.7	0.8	0.9
Total finance lease cost	1.7	2.2	2.4
Operating lease cost	92.4	87.7	81.4
Short-term lease cost	25.7	24.6	27.0
Variable lease cost	22.5	21.7	17.2
Total lease cost	$142.3	$136.2	$128.0

We had an insignificant amount of sublease rental income for the years ended December 31, 2024, 2023, and 2022.

Supplemental cash flow information related to leases was as follows (dollars in millions):

	Year Ended December 31,
	2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$(84.3)	$(77.6)	$(73.6)
Operating cash flows for finance leases	(1.0)	(1.4)	(1.5)
Financing cash flows for finance leases	(0.7)	(0.8)	(0.9)
Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	$(33.6)	$(58.9)	$(83.5)
Finance leases	—	—	—

Supplemental non-cash information on changes in lease liabilities	$45.5	$1.3	$51.6
Supplemental non-cash information on changes in right-of-use assets	$37.3	$77.6	$23.5

The future minimum payments under operating and finance lease liabilities at December 31, 2024 were as follows (dollars in millions):

	Operating Leases	Finance Leases
2025	$91.4	$2.7
2026	74.5	2.7
2027	53.6	2.7
2028	32.6	1.8
2029	19.5	—
Thereafter	52.1	—
Total lease payments	323.7	9.9
Less imputed interest (a)	(35.2)	(1.1)
Present value of lease liabilities	$288.5	$8.8

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

The following table presents our revenues disaggregated by product line (dollars in millions):

	Year Ended December 31,
	2024	2023	2022
Packaging	$7,690.9	$7,135.6	$7,780.7
Paper	624.7	595.4	622.1
Corporate and Other	67.7	71.4	75.2
Total revenue	$8,383.3	$7,802.4	$8,478.0

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

Practical Expedients and Exemption

Shipping and handling fees billed to a customer are recorded on a gross basis in “Net sales” with the corresponding shipping and handling costs included in “Cost of sales” in the concurrent period as the revenue is recorded. We expense sales commissions when incurred because the amortization period is one year or less. Sales commissions are recorded in “Selling, general, and administrative expenses”.

We do not disclose the value of unsatisfied performance obligations for contracts with an original expected duration of one year or less.

5.
Earnings Per Share

The following table sets forth the computation of basic and diluted income per common share for the periods presented (dollars and shares in millions, except per share data).

	Year Ended December 31,
	2024	2023	2022
Numerator:
Net income	$805.1	$765.2	$1,029.8
Less: Distributed and undistributed earnings allocated to participating securities	(5.6)	(6.2)	(7.9)
Net income attributable to common shareholders	$799.5	$759.0	$1,021.9
Denominator:
Weighted average basic common shares outstanding	89.1	89.1	92.3
Effect of dilutive securities	0.4	0.4	0.4
Diluted common shares outstanding	89.5	89.5	92.7
Basic income per common share	$8.97	$8.52	$11.08
Diluted income per common share	$8.93	$8.48	$11.03

6.
Other Expense, Net

The components of other income (expense), net, were as follows (dollars in millions):

	Year Ended December 31,
	2024	2023	2022
Asset disposals and write-offs	$(39.7)	$(31.7)	$(44.5)
Jackson mill conversion-related activities (a)	(7.6)	(1.8)	(6.9)
Facilities closure and other costs (b)	(1.0)	(7.9)	0.1
DeRidder and other litigation (c)	(95.2)	—	—
DeRidder and other litigation insurance recoveries (c)	95.2	—	—
Other	(23.2)	(1.5)	(10.0)
Total	$(71.5)	$(42.9)	$(61.3)
(a)
Includes charges related to the announced discontinuation of production of uncoated freesheet paper grades on the No. 3 machine at the Jackson, Alabama mill in the first quarter of 2021 associated with the permanent conversion of the machine to produce linerboard and other paper-to-containerboard conversion related activities.

(b)
For 2024, includes charges consisting of closure costs related to corrugated products facilities, partially offset by income primarily related to a favorable lease buyout for a closed corrugated products facility. For 2023, includes charges consisting of closure costs related to corrugated products facilities and design centers, partially offset by a gain on sale of a corrugated products facility. For 2022, includes income primarily related to insurance proceeds received for a natural disaster at one of the corrugated products facilities and a gain on sale of assets related to a corrugated products facility, partially offset by closure costs related to corrugated products facilities.

(c)
On April 24, 2024, a jury for the remaining DeRidder mill lawsuit that was tried in the U.S. District Court for the Middle District of Louisiana awarded plaintiffs compensatory damages plus interest. During the fourth quarter of 2024, the Company, certain of its insurers, and the plaintiffs agreed to settle the matter for $59.2 million. A description of the settlement is included in Note 19, Commitments, Guarantees, Indemnifications, and Legal Proceedings for additional detail. The remaining balance relates to other settlement amounts that are fully insured.

7.
Income Taxes

The following is an analysis of the components of the consolidated income tax provision (dollars in millions):

	Year Ended December 31,
	2024	2023	2022
Current income tax provision -
U.S. federal	$218.9	$199.4	$187.3
State and local	44.6	44.3	61.7
Total current provision for taxes	263.5	243.7	249.0
Deferred income tax provision (benefit) -
U.S. federal	(5.5)	3.6	86.9
State and local	1.3	1.6	(0.7)
Foreign	—	—	(0.2)
Total deferred provision (benefit) for taxes	(4.2)	5.2	86.0
Total provision for taxes	$259.3	$248.9	$335.0

The effective tax rate varies from the U.S. federal statutory tax rate principally due to the following (dollars in millions):

	2024	2023	2022
Provision computed at U.S. federal statutory rate of 21%	$223.5	$213.0	$286.6
State and local taxes, net of federal benefit	39.8	38.6	51.6
Other	(4.0)	(2.7)	(3.2)
Total	$259.3	$248.9	$335.0

The following details the scheduled expiration dates of our tax effected net operating loss (NOL) and other tax carryforwards at December 31, 2024 (dollars in millions):

	2025 Through 2034	2035 Through 2044	Indefinite	Total
U.S. federal NOLs	$12.1	$—	$—	$12.1
State taxing jurisdiction NOLs	0.3	0.2	—	0.5
U.S. federal and non-U.S. capital loss carryforwards	0.3	—	—	0.3
U.S. federal tax credit carryforwards	0.1	—	—	0.1
Total	$12.8	$0.2	$—	$13.0

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts for income tax purposes. Deferred income tax assets and liabilities at December 31 are summarized as follows (dollars in millions):

	December 31,
	2024	2023
Deferred tax assets:
Lease obligations	$71.9	$72.8
Employee benefits and compensation	53.3	44.8
Accrued liabilities	31.6	30.4
Net operating loss carryforwards	12.6	16.2
Restricted stock and performance units	10.4	9.8
Inventories	8.8	13.4
Capital loss and general business credit carryforwards	0.4	0.4
Derivatives	0.1	0.1
Pension and postretirement benefits	—	12.7
Gross deferred tax assets	189.1	200.6
Valuation allowance (a)	(0.3)	(0.3)
Net deferred tax assets	$188.8	$200.3
Deferred tax liabilities:
Property, plant and equipment	$(598.8)	$(609.2)
Goodwill and intangible assets	(81.8)	(79.0)
Right-of-use assets	(68.9)	(70.1)
Pension and postretirement benefits	(1.2)	—
Total deferred tax liabilities	$(750.7)	$(758.3)

Net deferred tax liabilities	$(561.9)	$(558.0)

(a)
Deferred tax assets are reduced by a valuation allowance when it is more likely than not that some portion of the deferred tax assets will not be realized. Both the 2024 and 2023 valuation allowances relate to capital losses. We do not expect to generate capital gains before the capital losses expire. If or when recognized, the tax benefits relating to the reversal of any or all of the valuation allowance would be recognized as a benefit to income tax expense.

Cash payments for federal, state, and foreign income taxes were $269.4 million, $212.3 million, and $277.4 million for the years ended December 31, 2024, 2023, and 2022, respectively.

The following table summarizes the changes related to PCA’s gross unrecognized tax benefits excluding interest and penalties (dollars in millions):

	2024	2023	2022
Balance as of January 1	$(2.4)	$(1.7)	$(1.9)
Increases related to prior years’ tax positions	(0.1)	(0.4)	(0.2)
Increases related to current year tax positions	(0.9)	(0.7)	(0.4)
Decreases related to prior years' tax positions	—	—	—
Settlements with taxing authorities	—	—	—
Expiration of the statute of limitations	0.2	0.4	0.8
Balance at December 31	$(3.2)	$(2.4)	$(1.7)

At December 31, 2024, PCA had recorded a $3.2 million gross reserve for unrecognized tax benefits, excluding interest and penalties. Of the total, $3.2 million (net of the federal benefit for state taxes) would impact the effective tax rate if recognized.

PCA recognizes interest accrued related to unrecognized tax benefits and penalties as income tax expense. For the years ended December 31, 2024 and 2023, we had $0.2 million and $0.1 million of interest and penalties recorded for unrecognized tax benefits, respectively. PCA does not expect the unrecognized tax benefits to change significantly over the next 12 months.

PCA is subject to income taxation in the United States, various state and local jurisdictions, and Hong Kong. The tax years 2021-2024 remain open to federal examination. The tax years 2020-2024 remain open to state examinations. Some foreign tax jurisdictions are open to examination for the 2018 tax year forward. Through the Boise acquisition, PCA recorded net operating losses and credit carryforwards from 2008 through 2011 and 2013 that are subject to examinations and adjustments for at least three years following the year in which utilized.

8.
Goodwill and Intangible Assets

Goodwill

Goodwill represents the excess of the cost of an acquired business over the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed in a business combination. At both December 31, 2024 and 2023, we had $922.4 million of goodwill recorded in our Packaging segment, which represents the entire goodwill balance reported on our Consolidated Balance Sheets. We did not recognize any adjustments to goodwill during the years ended December 31, 2024 and 2023.

Intangible Assets

Intangible assets are primarily comprised of customer relationships and trademarks and trade names. The weighted average useful life, gross carrying amount, and accumulated amortization of our intangible assets were as follows (dollars in millions):

	As of December 31, 2024			As of December 31, 2023
	Weighted Average Remaining Useful Life (in Years)	Gross Carrying Amount	Accumulated Amortization	Weighted Average Remaining Useful Life (in Years)	Gross Carrying Amount	Accumulated Amortization
Customer relationships	6.6	$546.0	$362.4	7.4	$546.0	$326.9
Trademarks and trade names	6.0	41.3	33.0	6.5	41.3	30.9
Other	1.9	4.4	4.4	2.9	4.4	4.3
Total intangible assets (excluding goodwill)	6.6	$591.7	$399.8	7.3	$591.7	$362.1

Amortization expense was $37.7 million, $38.3 million, and $39.1 million for the years ended December 31, 2024, 2023, and 2022, respectively. Estimated amortization expense of intangible assets over the next five years is expected to approximate $37.6 million (2025), $37.5 million (2026), $34.7 million (2027), $27.1 million (2028) and $13.0 million (2029).

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

9.
Accrued Liabilities

The components of accrued liabilities were as follows (dollars in millions):

	December 31,
	2024	2023
Compensation and benefits	$168.5	$154.4
DeRidder and other litigation (a)	96.2	—
Customer rebates and other credits	33.9	35.2
Medical insurance and workers’ compensation	29.1	28.4
Franchise, property, sales and use taxes	18.7	18.6
Severance, retention, and relocation	3.4	1.0
Environmental liabilities and asset retirement obligations	3.2	4.0
Other	9.9	11.9
Total	$362.9	$253.5

(a)
On April 24, 2024, a jury for the remaining DeRidder mill lawsuit that was tried in the U.S. District Court for the Middle District of Louisiana awarded plaintiffs compensatory damages plus interest. During the fourth quarter of 2024, the Company, certain of its insurers, and the plaintiffs agreed to settle the matter for $59.2 million. A description of the settlement is included in Note 19, Commitments, Guarantees, Indemnifications, and Legal Proceedings for additional detail. The remaining balance relates to other settlement amounts that are fully insured.
10.
Debt

At December 31, 2024 and 2023, our long-term debt and interest rates on that debt were as follows (dollars in millions):

	December 31, 2024	December 31, 2023
	Amount	Amount
Revolving Credit Facility	$—	$—
3.65% Senior Notes, net of discount of $0.1 million as of December 31 2023, due September 2024	—	399.9
3.40% Senior Notes, net of discount of $0.6 million and $0.7 million as of December 31, 2024 and 2023, respectively, due December 2027	499.4	499.3
3.00% Senior Notes, net of discount of $0.3 million and $0.4 million as of December 31, 2024 and 2023, respectively, due December 2029	499.7	499.6
5.70% Senior Notes, net of discount of $0.3 million as of both December 31, 2024 and 2023, due December 2033	399.7	399.7
4.05% Senior Notes, net of discount of $3.2 million and $3.3 million as of December 31, 2024 and 2023, respectively, due December 2049	396.8	396.7
3.05% Senior Notes, net of discount of $3.4 million and $3.5 million as of December 31, 2024 and 2023, respectively, due October 2051	696.6	696.5
Total	2,492.2	2,891.7
Less current portion (a)	—	399.6
Less unamortized debt issuance costs	18.0	19.9
Total long-term debt	$2,474.2	$2,472.2

(a)
As of December 31, 2024, there are no unamortized debt issuance costs associated with the current portion of long-term debt, as the 2024 senior notes due September 2024 were repaid on September 15, 2024. As of December 31, 2023, the current portion of long-term debt excludes unamortized debt issuance costs of $0.3 million.

On November 30, 2023, the Company issued $400.0 million of 5.70% senior notes due 2033 through a registered public offering and invested the net proceeds in time deposits. The $3.7 million of debt issuance costs associated with the new notes will be amortized to interest expense using the effective interest method over the term of the notes. On September 15, 2024, the Company used the net proceeds from this issuance, together with a portion of cash on hand, to repay its outstanding 3.65% senior notes due 2024 at maturity. The repayment of these notes was $407.3 million, which included principal and accrued interest.

As of December 31, 2024, the details of our borrowings were as follows:

•
Senior Unsecured Credit Agreement. On June 8, 2021, we entered into a revolving credit agreement with various financial institutions (the “Revolving Credit Agreement”). Loans under the Revolving Credit Agreement bear interest at the term SOFR rate plus an applicable margin based upon the public ratings of PCA’s senior long-term unsecured debt or PCA’s gross leverage ratio. The Revolving Credit Agreement is a $350 million unsecured revolving credit facility, which has a five-year term and is available for borrowings on a revolving basis for general corporate purposes. At December 31, 2024, unused borrowing capacity was $323.3 million, which includes various outstanding letters of credit. The outstanding letters of credit were primarily for workers compensation. We are required to pay commitment fees on the unused portions of the credit facility.
•
3.65% Senior Notes. On September 5, 2014, we issued $400.0 million of 3.65% senior notes due September 15, 2024, through a registered public offering. The senior notes were paid off on September 15, 2024 with the proceeds received from the November 2023 offering discussed above and cash on hand.
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

The instruments governing our indebtedness contain financial and other covenants that limit the ability of PCA and its subsidiaries to enter into sale and leaseback transactions, incur liens, incur indebtedness at the subsidiary level, enter into certain transactions with affiliates, merge or consolidate with any other person or sell or otherwise dispose of all or substantially all of our assets. The Revolving Credit Agreement also requires us to comply with certain financial covenants, including maintaining a minimum interest coverage ratio and a maximum leverage ratio. A failure to comply with these restrictions could lead to an event of default, which could result in an acceleration of any outstanding indebtedness and/or prohibit us from drawing on the revolving credit facility. An acceleration under the revolving credit facility may also constitute an event of default under the senior notes indenture. At December 31, 2024, we were in compliance with these covenants.

At December 31, 2024, we have $2,492.2 million of fixed-rate senior notes outstanding. At December 31, 2024, the fair value of our fixed-rate debt was estimated to be $2,104.2 million. The difference between the book value and fair value is due to the difference between the period-end market interest rate and the stated rate of our fixed-rate debt. We estimated the fair value of our fixed-rate debt using quoted market prices (Level 2 inputs), discussed further in Note 2, Summary of Significant Accounting Policies.

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

As of December 31, 2024, annual principal maturities for debt, excluding unamortized debt discount, are: none for 2025; none for 2026; $500.0 million for 2027; none for 2028; and $2.0 billion for 2029 and thereafter.

Interest payments paid in connection with the Company’s debt obligations for the years ended December 31, 2024, 2023, and 2022 were $107.7 million, $84.8 million, and $85.6 million, respectively. As of December 31, 2024, the estimated future interest payments for the Company's debt obligations are: $92.4 million for 2025, 2026, and 2027; $75.4 million for 2028; and $960.3 million, in aggregate, for 2029 and thereafter.

Included in interest expense, net, are amortization of financing costs, which includes the amortization of debt issuance costs and amortization of bond discount. For 2024, amortization of debt issuance costs was $1.8 million, and for both 2023 and 2022, amortization of debt issuance costs was $1.6 million. For 2024, 2023, and 2022, amortization of bond discount was $0.5 million.

11.
Cash, Cash Equivalents, and Marketable Debt Securities

The following table shows the Company’s cash, cash equivalents, HTM debt securities, and AFS debt securities by major asset category at December 31, 2024 and 2023 (in millions):

	December 31, 2024
	Adjusted Cost Basis	Unrealized Gain	Unrealized Loss	Fair Value	Cash and Cash Equivalents	Short-Term Marketable Debt Securities	Long-Term Marketable Debt Securities
Cash and cash equivalents	$684.8	$—	$—	$684.8	$684.8	$—	$—
Level 1 (a):
U.S. Treasury securities	30.8	0.1	—	30.9	—	23.0	7.9
Money market funds	0.2	—	—	0.2	0.2	—	—
Subtotal	31.0	0.1	—	31.1	0.2	23.0	7.9
Level 2 (b):
Corporate debt securities	131.2	0.3	—	131.5	—	75.8	55.7
Certificates of deposit	2.4	—	—	2.4	—	2.4	—
U.S. government agency securities	2.4	—	—	2.4	—	0.8	1.6
Subtotal	136.0	0.3	—	136.3	—	79.0	57.3
Total	$851.8	$0.4	$—	$852.2	$685.0	$102.0	$65.2

	December 31, 2023
	Adjusted Cost Basis	Unrealized Gain	Unrealized Loss	Fair Value	Cash and Cash Equivalents	Short-Term Marketable Debt Securities	Long-Term Marketable Debt Securities
Cash and cash equivalents	$646.4	$—	$—	$646.4	$646.4	$—	$—
Time Deposits (c):	400.0	—	—	400.0	—	400.0	—
Level 1 (a):
U.S. Treasury securities	29.3	—	—	29.3	—	11.3	18.0
Money market funds	1.6	—	—	1.6	1.6	—	—
Subtotal	30.9	—	—	30.9	1.6	11.3	18.0
Level 2 (b):
Corporate debt securities	112.5	0.3	(0.4)	112.4	—	68.5	43.9
U.S. government agency securities	10.1	—	(0.1)	10.0	—	7.8	2.2
Certificates of deposit	5.9	—	—	5.9	—	5.9	—
Subtotal	128.5	0.3	(0.5)	128.3	—	82.2	46.1
Total	$1,205.8	$0.3	$(0.5)	$1,205.6	$648.0	$493.5	$64.1

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
(c)
We had $400.0 million of investments in time deposits classified as HTM debt securities as of December 31, 2023, which matured within one year and were recorded in “Short-term marketable debt securities” on our Consolidated Balance Sheets. We recorded these HTM debt securities at amortized cost, which approximated fair value. We did not have any investments in HTM debt securities as of December 31, 2024, as the investments in time deposits matured on September 12, 2024. The proceeds received from the maturity of these time deposits were used to repay our 3.65% senior notes due 2024, which matured on September 15, 2024.

For the years ended December 31, 2024, 2023 and 2022, net realized gains and losses on the sales and maturities of certain marketable debt securities were insignificant.

The Company invests in highly rated securities, with the primary objective of minimizing the potential risk of principal loss. The Company’s investment policy requires securities to be investment grade and limits the amount of credit exposure to any one issuer. The maturities of the Company’s long-term marketable debt securities generally range from one to two years.

Fair values were determined for each individual marketable debt security in the investment portfolio. When evaluating a marketable debt security for other-than-temporary impairment, PCA reviews factors such as the duration and extent to which the fair value of the marketable debt security is less than its cost, the financial condition of the issuer and any changes thereto, the general market condition in which the issuer operates, and PCA’s intent to sell or whether it will more likely than not be required to sell, the marketable debt security before recovery of its amortized cost basis.

As of December 31, 2024 and 2023, we do not consider any of the impairments related to our marketable debt securities to be the result of credit losses. Therefore, we have not recorded an allowance for credit losses related to our marketable debt securities. All unrealized gains and losses were recorded in other comprehensive income (OCI).

The following table provides information about the Company’s marketable debt securities that have been in a continuous loss position as of December 31, 2024 and 2023 (in millions, except number of marketable debt securities in a loss position):

	December 31, 2024
	Fair Value of Marketable Debt Securities in a Loss Position < 12 Months	Number of Marketable Debt Securities in a Loss Position < 12 Months	Unrealized Losses < 12 Months	Fair Value of Marketable Debt Securities in a Loss Position ≥ 12 Months	Number of Marketable Debt Securities in a Loss Position ≥ 12 Months	Unrealized Losses ≥ 12 Months (d)
Corporate debt securities	$16.5	26	$0.1	$2.7	4	$—
U.S. Treasury securities	3.1	4	—	6.7	5	—
U.S. government agency securities	0.8	1	—	—	—	—
	$20.4	31	$0.1	$9.4	9	$—

	December 31, 2023
	Fair Value of Marketable Debt Securities in a Loss Position < 12 Months	Number of Marketable Debt Securities in a Loss Position < 12 Months	Unrealized Losses < 12 Months	Fair Value of Marketable Debt Securities in a Loss Position ≥ 12 Months	Number of Marketable Debt Securities in a Loss Position ≥ 12 Months	Unrealized Losses ≥ 12 Months
Corporate debt securities	$27.9	35	$0.1	$36.2	49	$0.3
U.S. Treasury securities	11.4	11	—	6.2	10	0.1
U.S. government agency securities	8.5	14	—	1.5	2	—
	$47.8	60	$0.1	$43.9	61	$0.4

(d)
Unrealized losses were insignificant for debt securities in a continuous loss position greater than or equal to 12 months for the period ended December 31, 2024.
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

Obligations and Funded Status of Defined Benefit Pension and Other Postretirement Benefits Plans

The funded status of PCA’s plans change from year to year based on the plan asset investment return, contributions, benefit payments, the discount rate used to measure the liability, and expected participant longevity. The following table, which includes only company-sponsored defined benefit and other postretirement benefit plans, reconciles the beginning and ending balances of the projected benefit obligation and the fair value of plan assets. We recognize the funded status of these plans on the Consolidated Balance Sheets, and we recognize changes in funded status in the year changes occur through the Consolidated Statements of Comprehensive Income (dollars in millions):

	Pension Plans		Postretirement Plans
	Year Ended December 31,		Year Ended December 31,
	2024	2023	2024	2023
Change in Benefit Obligation:
Benefit obligation at beginning of period	$1,202.1	$1,167.1	$10.5	$9.5
Service cost	12.3	14.1	0.2	0.2
Interest cost	55.3	55.8	0.5	0.5
Plan amendments	2.7	2.9	—	—
Actuarial (gain) loss (a)	(89.8)	23.3	0.2	1.5
Participant contributions	—	—	0.4	0.4
Benefits paid	(63.9)	(61.1)	(1.7)	(1.6)
Benefit obligation at plan year end	$1,118.7	$1,202.1	$10.1	$10.5
Accumulated benefit obligation portion of above	$1,098.7	$1,173.3
Change in Fair Value of Plan Assets:
Plan assets at fair value at beginning of period	$1,161.6	$1,055.3	$—	$—
Actual return on plan assets	9.5	115.9	—	—
Company contributions	26.2	51.5	1.3	1.2
Participant contributions	—	—	0.4	0.4
Benefits paid	(63.9)	(61.1)	(1.7)	(1.6)
Fair value of plan assets at plan year end	$1,133.4	$1,161.6	$—	$—
Overfunded (underfunded) status	$14.7	$(40.5)	$(10.1)	$(10.5)
Amounts Recognized on Consolidated Balance Sheets:
Noncurrent assets	$63.3	$26.5	$—	$—
Current liabilities	(2.7)	(1.7)	(0.5)	(0.5)
Noncurrent liabilities	(45.9)	(65.3)	(9.6)	(10.0)
Accrued asset (obligation) recognized at December 31	$14.7	$(40.5)	$(10.1)	$(10.5)
Amounts Recognized in Accumulated Other Comprehensive Loss (Pre-Tax)
Prior service cost	$26.4	$29.2	$(3.4)	$(3.8)
Actuarial loss	81.8	116.0	(4.3)	(4.7)
Total	$108.2	$145.2	$(7.7)	$(8.5)

(a)
For the year ended December 31, 2024, the most significant driver of the decrease in the aggregate benefit obligations for the pension and OPEB plans was the actuarial gain due to an increase in the discount rate assumption. Additional gains due to participant experience and the decrease in the salary scale were offset by actuarial losses due to increases in the PCA Hourly Pension Plan benefit multipliers and updated medical assumptions to better reflect anticipated future experience. For the year ended December 31, 2023, the most significant driver of the increase in aggregate benefit obligations for the pension and OPEB plans was the actuarial losses due to a decrease in the discount rate assumption, PCA Hourly Pension Plan benefit multiplier increases, and changes in salary scale and medical claims assumptions to better reflect anticipated future experience.

Components of Net Periodic Benefit Cost and Other Comprehensive Loss (Income)

The components of net periodic benefit cost and other comprehensive loss (income) (pretax) were as follows (dollars in millions):

	Pension Plans			Postretirement Plans
	Year Ended December 31,			Year Ended December 31,
	2024	2023	2022	2024	2023	2022
Service cost	$12.3	$14.1	$19.3	$0.2	$0.2	$0.2
Interest cost	55.3	55.8	34.7	0.5	0.5	0.3
Expected return on plan assets	(65.8)	(57.1)	(55.7)	—	—	—
Net amortization of unrecognized amounts:
Prior service cost (credit)	5.6	5.2	3.6	(0.5)	(0.4)	(0.4)
Actuarial loss (gain)	0.7	4.1	3.4	(0.3)	(0.4)	(0.4)
Net periodic benefit cost	$8.1	$22.1	$5.3	$(0.1)	$(0.1)	$(0.3)
Changes in plan assets and benefit obligations recognized in other comprehensive loss (income):
Actuarial net (gain) loss	$(33.6)	$(35.5)	$28.6	$0.2	$1.5	$(3.4)
Prior service cost	2.7	2.9	15.1	—	—	—
Amortization of prior service cost (credit)	(5.6)	(5.2)	(3.6)	0.5	0.4	0.4
Amortization of actuarial loss (gain)	(0.7)	(4.1)	(3.4)	0.3	0.4	0.4
Total recognized in other comprehensive loss (income) (b)	$(37.2)	$(41.9)	$36.7	$1.0	$2.3	$(2.6)
Total recognized in net periodic benefit cost and other comprehensive loss (income) (pre-tax)	$(29.1)	$(19.8)	$42.0	$0.9	$2.2	$(2.9)

(a)
Accumulated losses in excess of 10% of the greater of the projected benefit obligation or the market-related value of assets will be recognized on a straight-line basis over the average remaining service period of active employees in PCA plans (which is between five and nine years) and over the average remaining lifetime of inactive participants in the Boise plan (which is approximately 22 years), to the extent that losses are not offset by gains in subsequent years.

For the years ended December 31, 2024 and 2023, the accumulated benefit obligations for the plans with obligations in excess of plan assets is $44.7 million and $42.9 million, respectively, the pension benefit obligations for the plans with obligations in excess of plan assets is $48.6 million and $334.3 million, respectively, and the fair value of the plan assets for the plans with obligations in excess of plan assets is $0.0 million and $267.2 million, respectively. Additionally, for the years ended December 31, 2024 and 2023, the accumulated benefit obligations for the OPEB plans with obligations in excess of plan assets is $10.1 million and $10.5 million, respectively.

Assumptions

The following table presents the assumptions used in the measurement of our benefits obligations:

	Pension Plans			Postretirement Plans
	December 31,			December 31,
	2024	2023	2022	2024	2023	2022
Weighted-Average Assumptions Used to Determine Benefit Obligations at December 31:
Discount rate	5.56%	4.86%	5.06%	5.62%	4.90%	5.07%
Rate of compensation increase	4.75%	4.75%	4.00%	N/A	N/A	N/A
Weighted-Average Assumptions Used to Determine Net Periodic Benefit Cost for the Years Ended December 31:
Discount rate	4.86%	5.06%	2.89%	4.90%	5.07%	2.92%
Expected return on plan assets	5.80%	5.52%	4.08%	N/A	N/A	N/A
Rate of compensation increase	4.75%	4.75%	4.00%	N/A	N/A	N/A

Discount Rate Assumption. The discount rate reflects the current rate at which the pension obligations could be settled on the measurement date: December 31. The discount rate assumption used to calculate the present value of pension and postretirement benefit obligations reflects the rates available on high-quality, fixed-income debt instruments at December 31. In all periods, the bonds included in the models reflect anticipated investments that would be made to match the expected monthly benefit payments over time. The plans’ projected cash flows were duration-matched to these models to develop an appropriate discount rate.

Asset Return Assumption. The expected return on plan assets reflects the expected long-term rates of return for the categories of investments currently held in the plans as well as anticipated returns for additional contributions made in the future. The expected long-term rate of return is adjusted when there are fundamental changes in expected returns on the plan investments. The weighted-average expected return on plan assets we will use in our calculation of 2025 net periodic pension benefit cost is 5.71%.

Rate of Compensation Increase. The rate of compensation increase is determined by PCA based upon annual reviews. The compensation increase assumption is not applicable for all plans as many of our pension plans are frozen and not accruing benefits.

Health Care Cost Trend Rate Assumptions. PCA assumed health care cost trend rates for its postretirement benefits plans were as follows:

	2024	2023	2022
Health care cost trend rate assumed for next year	8.09%	7.13%	7.24%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.45%	4.44%	4.42%
Year that the rate reaches the ultimate trend rate	2035	2033	2033

Postretirement Health Care Plan Assumptions. For postretirement health care plan accounting, PCA reviews external data and its own historical trends for health care costs to determine the health care cost trend rate assumption.

Investment Policies and Strategies

PCA has retained the services of professional advisors to oversee pension investments and provide recommendations regarding investment strategy. PCA’s overall strategy and related apportionments between equity and debt securities may change from time to time based on market conditions, external economic factors, and the funded status of the plans. The general investment objective for all of our plan assets is to optimize growth of the pension plan trust assets, while minimizing the risk of significant losses to enable the plans to satisfy their benefit payment obligations over time. The objectives take into account the long-term nature of the benefit obligations, the liquidity needs of the plans, and the expected risk/return trade-offs of the asset classes in which the plans may choose to invest. Assets of our pension plans were invested in the following classes of securities at December 31, 2024 and 2023:

	Percentage of Fair Value at December 31,
	2024	2023
Fixed income securities	87%	72%
Domestic equity securities	7%	11%
International equity securities	3%	15%
Other	3%	2%

At December 31, 2024, the targeted investment allocations differed between the plans based on funded status. For our pension plans, the weighted average target allocation of plan assets was 91% in fixed income, 8% in equities, and 1% in other. Our retirement committee reviews the investment allocations for reasonableness at a minimum, semi-annually.

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

Fair Value Measurements of Plan Assets

The following tables set forth, by level within the fair value hierarchy, discussed in Note 2, Summary of Significant Accounting Policies, the pension plan assets, by major asset category, at fair value at December 31, 2024 and 2023 (dollars in millions):

	Fair Value Measurements at December 31, 2024
Asset Category	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Net Asset Value (NAV) (a)	Total
Short-term investments	$—	$29.7	$—	$—	$29.7
Common/collective trust funds:
Domestic equities	—	76.7	—	—	76.7
International equities	25.0	—	—	14.2	39.2
Corporate and government bonds:
Corporate bonds	—	407.9	—	—	407.9
Fixed income	—	321.7	—	—	321.7
Government bonds and agencies	—	239.6	—	—	239.6
Municipal bonds	—	12.0	—	—	12.0
Private equity securities	—	—	—	0.5	0.5
Total securities at fair value	$25.0	$1,087.6	$—	$14.7	$1,127.3
Accrued income					6.1
Total fair value of plan assets					$1,133.4

	Fair Value Measurements at December 31, 2023
Asset Category	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Net Asset Value (NAV) (a)	Total
Short-term investments	$—	$12.2	$—	$—	$12.2
Common/collective trust funds:
International equities	96.4	53.7	—	29.7	179.8
Domestic equities	—	130.4	—	—	130.4
Corporate and government bonds:
Corporate bonds	—	362.2	—	—	362.2
Government bonds and agencies	—	297.5	—	—	297.5
Fixed income	—	160.7	—	—	160.7
Municipal bonds	—	12.7	—	—	12.7
Private equity securities	—	—	—	0.8	0.8
Total securities at fair value	$96.4	$1,029.4	$—	$30.5	$1,156.3
Accrued income					5.3
Total fair value of plan assets					$1,161.6

(a)
In accordance with ASC 820, Fair Value Measurement, certain investments that do not have readily determinable fair values are measured at fair value using the net asset value (NAV) per share practical expedient and are not classified within the fair value hierarchy.

Funding and Cash Flows

PCA makes pension plan contributions that are sufficient to fund its actuarially determined costs, generally equal to the minimum amounts required by the Employee Retirement Income Security Act (ERISA). From time to time, PCA may make discretionary contributions based on the funded status of the plans, tax deductibility, income from operations, and other factors. In 2024, we made contributions of $25.0 million to our qualified pension plans, and for both 2023 and 2022, we made contributions of $50.0 million to our qualified pension plans. We do not have a required minimum contribution amount established for 2025.

The following are estimated benefit payments to be paid to current plan participants by year (dollars in millions). Qualified pension benefit payments are paid from plan assets, while nonqualified pension benefit payments are paid by the Company.

	Pension Plans	Postretirement Plans
2025	$70.3	$0.5
2026	73.8	0.6
2027	76.5	0.6
2028	78.8	0.6
2029-2034	500.7	4.0

Defined Contribution Plans

Some of our employees participate in defined contribution savings plans, available to most of our salaried and hourly employees. The defined contribution plans permit participants to make contributions by salary reduction pursuant to Section 401(k) of the Code. PCA made employer-matching contributions of $48.8 million, $45.2 million, and $44.3 million in 2024, 2023, and 2022, respectively. All company-matching contributions to all employees were made in cash. We expense employer matching contributions and charge dividends on shares held by the ESOP to retained earnings. Shares of company stock held by the ESOP are included in basic shares for earnings-per-share computations. At both December 31, 2024 and 2023, the ESOP held 1.1 million shares of Company stock.

Certain salaried and hourly employees that are not participating in a PCA sponsored defined benefit pension plan receive a service-related company retirement contribution to their defined contribution plan account in addition to any employer matching contribution. This contribution increases with years of service and ranges from 3% to 5% of base pay. We contributed $49.5 million, $45.4 million, and $43.7 million for this retirement contribution during the years ended December 31, 2024, 2023, and 2022, respectively.

Deferred Compensation Plans

Key managers can elect to participate in a deferred compensation plan. The deferred compensation plan is unfunded; therefore, benefits are paid from our general assets. At December 31, 2024 and 2023, we had $40.5 million and $31.0 million, respectively, of liabilities attributable to participation in our deferred compensation plan on our Consolidated Balance Sheets.

13.
Asset Retirement Obligations

Our asset retirement obligations relate predominantly to landfill closure, wastewater treatment pond dredging, closed-site monitoring costs, and certain leasehold improvements. In accordance with ASC 410, Asset Retirement and Environmental Obligations, we recognize the fair value of these liabilities as an asset retirement obligation and capitalize that cost as part of the cost basis of the related asset in the period in which the costs are incurred if sufficient information is available to reasonably estimate the fair value of the obligation. Fair value estimates are determined using Level 3 inputs in the fair value hierarchy. The fair value of our asset retirement obligations is measured using expected future cash outflows discounted using the Company’s credit-adjusted risk-free interest rate. Over time, the liability is accreted to its settlement value, and the capitalized cost is depreciated over the useful life of the related asset. These liabilities are based on the best estimate of costs and are updated periodically to reflect current technology, laws and regulations, inflation, and other economic factors. Occasionally, we become aware of events or circumstances that require us to revise our future estimated cash flows. When revisions become necessary, we recalculate our obligation and adjust our asset and liability accounts utilizing appropriate discount rates. No assets are legally restricted for purposes of settling asset retirement obligations. Upon settlement of the liability, we will recognize a gain or loss for any difference between the settlement amount and the liability recorded.

The following table describes changes to the asset retirement obligation liability (dollars in millions):

	Year Ended December 31,
	2024	2023
Asset retirement obligation at beginning of period	$31.4	$30.2
Accretion expense	1.5	1.6
Liabilities incurred	—	0.1
Payments	(0.3)	(0.4)
Revisions in estimated cash flows	(0.2)	(0.1)
Asset retirement obligation at end of period	$32.4	$31.4

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

As of December 31, 2024, assuming performance units are paid out at the target level of performance, 2.8 million shares were available for future grants under the current plan. Forfeitures are added back to the pool of shares of common stock available to be granted at a future date.

Restricted Stock

Restricted stock awards granted to officers and employees generally vest at the end of a four-year period, and restricted stock awards granted to directors vest immediately. A summary of the Company’s restricted stock activity follows:

	2024		2023		2022
	Shares	Weighted Average Grant- Date Fair Value	Shares	Weighted Average Grant- Date Fair Value	Shares	Weighted Average Grant- Date Fair Value
Restricted stock at January 1	671,723	$127.15	655,914	$117.14	651,448	$109.16
Granted	175,956	176.60	196,821	134.68	175,047	145.63
Vested (a)	(219,530)	105.10	(174,139)	97.86	(153,171)	115.33
Forfeitures	(7,746)	154.95	(6,873)	129.74	(17,410)	120.68
Restricted stock at December 31	620,403	$148.63	671,723	$127.15	655,914	$117.14

(a)
The total fair value of awards upon vesting for the years ended December 31, 2024, 2023, and 2022 was $39.2 million, $22.7 million, and $21.8 million, respectively.

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

	2024		2023		2022
	Units	Weighted Average Grant- Date Fair Value	Units	Weighted Average Grant- Date Fair Value	Units	Weighted Average Grant- Date Fair Value
Performance units at January 1	372,777	$119.22	358,449	$109.89	358,092	$105.38
Granted	129,923	189.01	146,331	140.09	133,017	148.71
Vested (b)	(139,984)	182.64	(132,003)	117.03	(132,404)	136.62
Forfeitures	(4,250)	168.20	—	—	(256)	145.26
Performance units at December 31	358,466	$119.17	372,777	$119.22	358,449	$109.89

(b)
The total fair value of awards upon vesting, including dividends, for the years ended December 31, 2024, 2023, and 2022 was $27.8 million, $19.3 million, and $19.7 million, respectively. Upon vesting of the awards in 2024, 2023, and 2022, PCA issued 152,196 shares, 146,631 shares, and 144,193 shares, respectively. For 2024, 2023, and 2022, these amounts included 12,212 shares, 14,628 shares, and 11,789 shares, respectively, for dividends accrued during the vesting period.

Compensation Expense

Our share-based compensation expense is recorded in “Cost of sales” and “Selling, general, and administrative expenses” Compensation expense for share-based awards recognized in the Consolidated Statements of Income, net of forfeitures was as follows (dollars in millions):

	Year Ended December 31,
	2024	2023	2022
Restricted stock	$30.6	$25.5	$22.5
Performance units	18.2	14.5	13.1
Total share-based compensation expense	48.8	40.0	35.6
Income tax benefit	(12.2)	(10.0)	(8.9)
Share-based compensation expense, net of tax benefit	$36.6	$30.0	$26.7

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

For performance unit awards made in 2024, 2023, and 2022, in terms of grant date value, 50% used total shareholder return (TSR) as the performance measure and 50% used return on invested capital (ROIC) as the performance measure. All units awarded before 2018 used ROIC as the performance measure. The ROIC component of performance unit awards is valued based on the closing price of the stock on the grant date. As the ROIC component contains a performance condition, compensation expense, net of estimated forfeitures, is recorded over the requisite service period based on the most probable number of awards expected to vest. The TSR component of performance unit awards is valued using a Monte Carlo simulation as the TSR component contains a market condition. The Monte Carlo simulation estimates the fair value of the TSR component based on the expected term of the award, a risk-free interest rate, expected dividends, and expected volatility of the Company’s common stock and the common stock of the peer companies. Compensation expense is recorded ratably over the expected term of the award regardless of whether the market condition is satisfied.

The unrecognized compensation expense for all share-based awards was as follows (dollars in millions):

	December 31, 2024
	Unrecognized Compensation Expense	Remaining Weighted Average Recognition Period (in years)
Restricted stock	$29.3	2.5
Performance units	23.1	2.2
Total unrecognized share-based compensation expense	$52.4	2.4

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

15.
Stockholders’ Equity

Dividends

During the year ended December 31, 2024, we paid $448.8 million of dividends to shareholders. On December 10, 2024, PCA’s Board of Directors declared a regular quarterly cash dividend of $1.25 per share of common stock, which was paid on January 15, 2025 to shareholders of record as of December 20, 2024. The dividend payment was $112.3 million.

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

The Company did not repurchase any shares of its common stock under this authority during the twelve months ended December 31, 2024. At December 31, 2024, $436.0 million of the authorized amount remained available for repurchase of the Company’s common stock.

During 2023, we paid $41.5 million, including fees, to repurchase 0.3 million shares of common stock, and during 2022, we paid $522.6 million, including fees, to repurchase 4.0 million shares of common stock. All shares repurchased have been retired.

Accumulated Other Comprehensive Income (Loss)

Changes in AOCI, net of taxes, by component follows (dollars in millions). Amounts in parentheses indicate losses.

	Unrealized Loss On Foreign Exchange Contracts	Unrealized (Loss) Gain on Marketable Debt Securities	Unfunded Employee Benefit Obligations	Total
Balance at January 1, 2023	$(0.2)	$(1.9)	$(100.3)	$(102.4)
Other comprehensive income before reclassifications	—	1.8	23.2	25.0
Amounts reclassified from AOCI	0.1	—	6.4	6.5
Net current-period other comprehensive income	0.1	1.8	29.6	31.5
Balance at December 31, 2023	$(0.1)	$(0.1)	$(70.7)	$(70.9)
Other comprehensive income before reclassifications	—	0.3	23.1	23.4
Amounts reclassified from AOCI	—	—	4.1	4.1
Net current-period other comprehensive income	—	0.3	27.2	27.5
Balance at December 31, 2024	$(0.1)	$0.2	$(43.5)	$(43.4)

The following table presents information about reclassifications out of AOCI (dollars in millions). Amounts in parentheses indicate expenses in the Consolidated Statements of Income.

	Amounts Reclassified from AOCI Year Ended December 31,
Details about AOCI Components	2024	2023
Unfunded employee benefit obligations (a)
Amortization of prior service costs	$(5.1)	$(4.8)
Amortization of actuarial gains / (losses)	(0.4)	(3.7)
	(5.5)	(8.5)	Total before tax
	1.4	2.1	Tax benefit
	$(4.1)	$(6.4)	Net of tax

(a)
These AOCI components are included in the computation of net pension and postretirement benefit costs. See Note 12, Employee Benefit Plans and Other Postretirement Benefits, for additional information.
16.
Concentrations of Risk

ODP Corporation (“ODP”), formerly Office Depot Inc., along with its subsidiaries and affiliates, is our largest customer in the Paper segment. Our Paper segment has had a long-standing commercial and contractual relationship with ODP. This relationship exposes us to a significant concentration of business and financial risk. Our sales to ODP represented approximately 4% for 2024 and 5% for 2023, and about 58% and 61% of our Paper segment sales revenue for those periods, respectively. At December 31, 2024 and 2023, we had $37.5 million and $46.5 million of accounts receivable due from ODP, respectively, which represents approximately 3% and 4% of our total Company receivables for those periods, respectively.

In 2024, sales to ODP represented about 58% of our Paper segment sales. If these sales are reduced, we would need to find new customers. We may not be able to fully replace any lost sales, and any new sales may be at lower prices or higher costs. Any significant deterioration in the financial condition of ODP affecting its ability to pay or any other change that affects its willingness to purchase our products will harm our business and results of operations.

Labor

At December 31, 2024, we had approximately 15,400 employees, and approximately 44% of these employees worked pursuant to collective bargaining agreements. Approximately 60% of our hourly employees worked pursuant to collective bargaining agreements. The majority of our unionized employees are represented by the United Steel Workers (USW), the Printing Packaging Production Workers Union (PPPWU), the Association of Western Pulp and Paper Workers (AWPPW), the International Association of Machinists (IAM), and the International Brotherhood of Teamsters (IBT). Of the employees who work pursuant to collective bargaining agreements, approximately 23% work pursuant to collective bargaining agreements that will expire within the next twelve months.

17.
Transactions With Related Parties

Louisiana Timber Procurement Company, L.L.C. (LTP) is a variable-interest entity that is 50% owned by PCA and 50% owned by Boise Cascade Company (Boise Cascade). LTP procures sawtimber, pulpwood, residual chips, and other residual wood fiber to meet the wood and fiber requirements of PCA and Boise Cascade in Louisiana. PCA is the primary beneficiary of LTP and has the power to direct the activities that most significantly affect the economic performance of LTP. Therefore, we consolidate 100% of LTP in our financial statements in our Corporate and Other segment. The carrying amounts of LTP’s assets and liabilities (which relate primarily to non-inventory working capital items) on our Consolidated Balance Sheets were $3.1 million at December 31, 2024 and $3.3 million at December 31, 2023. For 2024, 2023, and 2022, we recorded $80.9 million, $80.2 million, and $85.5 million, respectively, of LTP sales to Boise Cascade in “Net Sales” in the Consolidated Statements of Income and approximately the same amount of expenses in “Cost of Sales”.

Fiber purchases from related parties were $10.7 million for 2024, $11.5 million for 2023, and $13.5 million for 2022. Most of these purchases related to chip and log purchases by LTP from Boise Cascade’s wood products business. These purchases are recorded in “Cost of Sales” in the Consolidated Statements of Income.

18.
Segment Information

Reportable Segments

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

Each segments’ profits and losses are measured on operating profits before non-operating pension income (expense), interest expense, net, and income taxes. For many of these allocated expenses, the related assets and liabilities remain in the Corporate and Other segment.

At December 31, 2024 and 2023, we did not have any significant long-lived assets held by foreign operations.

Chief Operating Decision Maker

ASC 280-10-50-5 (Topic 280) defines the chief operating decision maker (“CODM”) as an individual or group of individuals responsible for assessing the performance of the operating segments of a public entity and determining the overall resource allocation to those operating segments. Based on these criteria, we deem our Chief Executive Officer as the CODM, as the Chief Executive Officer is responsible for evaluating our operating results and concluding on the overall resource allocation.

Analysis of Operations by Reportable Segment

An analysis of operations by reportable segment is as follows (dollars in millions):

Year Ended December 31, 2024	Packaging	Paper	Corporate and Other		Total
Trade sales	$7,668.9	$624.7	$89.7		$8,383.3
Intersegment sales	22.0	—	157.4		179.4
	7,690.9	624.7	247.1		8,562.7
Elimination of intersegment sales					(179.4)
Net sales (a)					8,383.3

Less (b):
Variable costs (c)	(3,767.4)	(338.7)	—		—
Fixed costs (d)	(1,679.7)	(81.5)	—		—
Freight	(798.2)	(69.4)	—		—
Other segment items (e)	(344.1)	(5.4)	(377.0)		—
Income (loss) from operations	1,101.5	129.7	(129.9)	(f)	1,101.3

Non-operating pension income					4.5
Interest expense, net					(41.4)
Income before taxes					$1,064.4

Other segment disclosures:
Segment sales to external customers	$7,690.9	$624.7	$67.7	(g)	$8,383.3
Depreciation, amortization, and depletion	490.1	19.5	16.0		525.6
Capital expenditures (h)	626.6	15.0	28.1		669.7
Assets	7,253.2	375.7	1,204.3		8,833.2

Year Ended December 31, 2023	Packaging	Paper	Corporate and Other		Total
Trade sales	$7,116.7	$595.4	$90.3		$7,802.4
Intersegment sales	18.9	—	157.6		176.5
	7,135.6	595.4	247.9		7,978.9
Elimination of intersegment sales					(176.5)
Net sales (a)					7,802.4

Less (b):
Variable costs (c)	(3,406.6)	(317.3)	—		—
Fixed costs (d)	(1,592.0)	(94.1)	—		—
Freight	(747.3)	(62.9)	—		—
Other segment items (e)	(315.4)	(2.2)	(366.0)		—
Income (loss) from operations	1,074.3	118.9	(118.1)	(f)	1,075.1

Non-operating pension expense					(7.7)
Interest expense, net					(53.3)
Income before taxes					$1,014.1

Other segment disclosures:
Segment sales to external customers	$7,135.6	$595.4	$71.4	(g)	$7,802.4
Depreciation, amortization, and depletion	472.5	29.6	15.6		517.7
Capital expenditures (h)	426.8	9.7	33.2		469.7
Assets	6,903.7	384.4	1,393.0		8,681.1

Year Ended December 31, 2022	Packaging	Paper	Corporate and Other		Total
Trade sales	$7,760.7	$622.1	$95.2		$8,478.0
Intersegment sales	20.0	—	148.2		168.2
	7,780.7	622.1	243.4		8,646.2
Elimination of intersegment sales					(168.2)
Net sales (a)					8,478.0

Less (b):
Variable costs (c)	(3,724.2)	(336.8)	—		—
Fixed costs (d)	(1,543.6)	(92.8)	—		—
Freight	(716.9)	(86.4)	—		—
Other segment items (e)	(372.3)	(3.1)	(349.4)		—
Income (loss) from operations	1,423.7	103.0	(106.0)	(f)	1,420.7

Non-operating pension income					14.5
Interest expense, net					(70.4)
Income before taxes					$1,364.8

Other segment disclosures:
Segment sales to external customers	$7,780.7	$622.1	$75.2	(g)	$8,478.0
Depreciation, amortization, and depletion	420.2	26.1	10.5		456.8
Capital expenditures (h)	753.5	14.1	56.6		824.2
Assets	6,986.5	403.1	614.2		8,003.8

(a)
Sales to foreign unaffiliated customers during the years ended December 31, 2024, 2023, and 2022 were $445.8 million, $402.6 million, and $512.9 million, respectively.
(b)
The significant expense categories align with the segment-level information that is regularly provided to the CODM.
(c)
For the Packaging segment, primarily includes expense items for liner and medium consumption, purchased sheets usage, raw materials, energy, chemicals, hourly-employee related expenses and benefits, and miscellaneous supplies. For the Paper segment, primarily includes expense items for chemicals, raw materials, hourly-employee related expenses and benefits, and miscellaneous supplies.
(d)
For the Packaging segment, primarily includes expense items for depreciation and salaried employee-related expenses and benefits. For the Paper segment, primarily includes expense items for depreciation, salaried employee-related expenses, and professional services.
(e)
Other segment items for each reportable segment primarily include:
1.
Packaging: farmout purchases, certain divisional allocations, and other expense/income items.
2.
Paper: other expense/income items.
3.
Corporate and Other: unallocated corporate costs, transportation business activity, and activity related to LTP.
(f)
The significant expense categories reported for the Packaging and Paper segments are not used for Corporate and Other in the segment-level information that is regularly reviewed by the CODM. The CODM makes resource allocation decisions for Corporate and Other based on divisional income (loss) from operations.
(g)
The Corporate and Other segment sales to external customers is presented net of total company intersegment eliminations.
(h)
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

Purchase Commitments

In the table below, we set forth our enforceable and legally binding purchase obligations as of December 31, 2024. These obligations relate to various purchase agreements for items such as minimum amounts of energy, fiber, and chemical purchases over periods ranging from one year to 27 years. Some of the amounts are based on management’s estimates and assumptions about these obligations, including their duration, anticipated actions by third parties, and other factors. Because these estimates and assumptions are necessarily subjective, our actual payments may vary from those reflected in the table. Total purchase commitments with obligations greater than one year were as follows (dollars in millions):

2025	$100.9
2026	76.4
2027	44.5
2028	13.0
2029	10.6
Thereafter	64.3
Total	$309.7

The Company purchased a total of $403.5 million, $432.6 million, and $520.5 million during the years ended December 31, 2024, 2023, and 2022, respectively, under these purchase agreements.

Environmental Matters

The potential costs for various environmental matters are uncertain due to such factors as the unknown magnitude of possible cleanup costs, the complexity and evolving nature of governmental laws and regulations and their interpretations, and the timing, varying costs and effectiveness of alternative cleanup technologies. From 2006 through 2024, there were no significant environmental remediation costs at PCA's mills and corrugated plants. At December 31, 2024, the Company had $25.8 million of environmental-related reserves recorded on its Consolidated Balance Sheet. Of the $25.8 million, approximately $19.5 million related to environmental-related asset retirement obligations discussed in Note 13, Asset Retirement Obligations, and $6.3 million related to our estimate of other environmental contingencies. The Company recorded $3.2 million in “Accrued liabilities” and $22.6 million in “Other long-term liabilities” on the Consolidated Balance Sheet. Liabilities recorded for environmental contingencies are estimates of the probable costs based upon available information and assumptions. Because of these uncertainties, PCA’s estimates may change. The Company believes that it is not reasonably possible that future environmental expenditures for remediation costs and asset retirement obligations above the $25.8 million accrued as of December 31, 2024 will have a material impact on its financial condition, results of operations, or cash flows.

Guarantees and Indemnifications

We provide guarantees, indemnifications, and other assurances to third parties in the normal course of our business. These include tort indemnifications, environmental assurances, and representations and warranties in commercial agreements. At December 31, 2024, we are not aware of any material liabilities arising from any guarantee, indemnification, or financial assurance we have provided. If we determined such a liability was probable and subject to reasonable determination, we would accrue for it at that time.

DeRidder Mill Incident

On February 8, 2017, a tank located in the pulp mill at the Company’s DeRidder, Louisiana facility exploded, resulting in three contractor fatalities and other injuries. The Company was served with multiple lawsuits involving the decedents and other allegedly injured parties, alleging negligence on the part of the Company and claiming compensatory and punitive damages. The Company believes that these suits are covered by its liability insurance policies, subject to an aggregate $1.0 million deductible. The majority of these lawsuits were settled by the Company and its insurers. The Company has not paid any losses in excess of its insurance deductible in connection with these settlements, and its insurance deductible has been satisfied in full. To date, all settlements in excess of the deductible have been paid out by one of the Company’s insurers. The remaining lawsuit, which involves nine plaintiffs, was tried in the U.S. District Court for the Middle District of Louisiana in April 2024. On April 24, 2024, a jury awarded these plaintiffs approximately $91.8 million in compensatory damages plus interest. During the fourth quarter of 2024, the Company, certain of its insurers, and the plaintiffs executed memoranda of understanding to settle the matter for a minimum of $59.2 million. This amount may be increased to $68.2 million depending on the outcome of an insurance coverage action pending in Louisiana state court involving the Company, the settling insurers and certain other insurers, in which PCA has agreed to pursue an additional $9.0 million in coverage from the insurers. Upon the execution of definitive settlement documents, $59.2 million will be paid to the plaintiffs by the settling insurers. If and only if PCA recovers additional amounts in the coverage action up to $9.0 million, those amounts will be paid to plaintiff. The settling insurers may not recover any amount from PCA, and PCA believes that it has no liability for any uninsured losses in the matter.

The Company has recorded a liability of $59.2 million in “Other Accrued Liabilities” and a receivable for the insurance recovery of $59.2 million in “Prepaids and Other Assets” in the Consolidated Balance Sheet as of December 31, 2024.

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

Prior to filing this report, PCA completed an evaluation under the supervision and with the participation of PCA’s management, including PCA’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of PCA’s disclosure controls and procedures as of December 31, 2024. The evaluation of PCA’s disclosure controls and procedures included a review of the controls’ objectives and design, PCA’s implementation of the controls and the effect of the controls on the information generated for use in this report. Based on this evaluation, PCA’s Chief Executive Officer and Chief Financial Officer concluded that PCA’s disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2024.

During the quarter ended December 31, 2024, there were no changes to internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, PCA’s internal control over financial reporting.

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

PCA’s management, under the supervision of and with the participation of the Chief Executive Officer and Chief Financial Officer, assessed the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, PCA’s management concluded that its internal control over financial reporting was effective as of December 31, 2024 based on the specified criteria.

KPMG LLP, the independent registered public accounting firm that audited PCA’s financial statements included in this Form 10-K, has also audited the effectiveness of the Company’s internal control over financial reporting. Their attestation report precedes PCA’s audited financial statements included elsewhere in this report.

Item 9B. OTHER INFORMATION

During the three months ended December 31, 2024, none of the Company’s directors or officers adopted or terminated any contract, instruction, or written plan for the purchase or sale of our securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any non-Rule 10b5-1 trading arrangements as defined in Item 408(a) of Regulation S-K.

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Information regarding PCA’s executive officers required by this Item 10 is set forth in Item 1 of Part I of this report under the caption “Executive Officers of the Registrant.”

The following information required by this Item 10 will be included in PCA’s Proxy Statement for the 2025 Annual Meeting of Stockholders and is incorporated by reference herein:

•
Information regarding PCA’s directors included under the caption “Election of Directors”
•
Information regarding PCA’s Audit Committee and financial experts included under the caption “Election of Directors - Audit Committee”
•
Information regarding PCA’s codes of ethics included under the caption “Election of Directors - Code of Ethics”
•
Information regarding PCA’s stockholder nominating procedures included under the captions “Election of Directors - Nominating and Governance Committee,” “Other Information - Recommendations for Board - Nominated Director Nominees,” and “Other Information - Procedures for Nominating Directors or Bringing Business Before the 2025 Annual Meeting”
•
Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 included under the caption “Delinquent Section 16(a) Reports”

The Company has adopted an insider trading policy which promotes compliance with insider trading, rules and regulations, and any listing standards applicable to the Company. The trading policy applies to all directors, officers, employees, consultants, and contractors of the Company (including its subsidiaries), as well as family members who live in their household whose transactions in Company securities are directed by (or subject to the influence or control of) any such covered person. The trading policy prohibits trading in Company securities while in possession of material, non-public information (“MNPI”) and prohibits tipping or otherwise disclosing MNPI. A copy of our trading policy is filed as Exhibit 19.1 to this Form 10-K.

The Company has also adopted an insider trading policy addendum that applies to officers, directors and other specified individuals. These individuals are not permitted to transact in Company securities during blackout periods specified in the policy, which generally begin 15 calendar days before the end of each calendar quarter and run through the business day after we release earnings for that quarter, subject to limited exceptions specified in the addendum. Trades by executive officers and directors require pre-clearance from our chief executive officer and our insider trading compliance officer prior to execution. The addendum is included with our trading policy.

Item 11. EXECUTIVE COMPENSATION

Information with respect to executive compensation required by this Item 11 will be included in PCA’s Proxy Statement under the captions “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Executive Officer Compensation” (including all subcaptions and tables thereunder), “Director Compensation,” and “Board Committees - Compensation Committee” and is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information with respect to security ownership of certain beneficial owners and management required by this Item 12 will be included in PCA’s Proxy Statement under the caption “Ownership of Our Stock” and is incorporated herein by reference.

Authorization of Securities under Equity Compensation Plans — Securities authorized for issuance under our equity compensation plans at December 31, 2024 are as follows:

	Column
	A	B	C
Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants, and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A)
Equity compensation plans approved by securityholders	—	$—	2,753,954
Equity compensation plans not approved by securityholders	N/A	N/A	N/A
Total	—	$—	2,753,954

(a)
Assumes that outstanding performance units pay out at the target level. Does not include 978,869 shares of unvested restricted stock and performance units granted pursuant to our Second Amended and Restated 1999 Long-Term Equity Incentive Plan.

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

4.8	3.400% Senior Notes due 2027 (Incorporated herein by reference to Exhibit 4.3 to PCA’s Current Report on Form 8-K filed December 13, 2017, File No. 1-15399).

4.9

Officer’s Certificate, dated September 21, 2021, pursuant to Section 301 of the Indenture establishing 3.050% Senior Notes due 2051. (Incorporated herein by reference to Exhibit 4.1 to PCA’s Current Report on Form 8-K filed September 21, 2021, File No. 1-15399).

4.10	3.050% Senior Notes due 2051 (Incorporated herein by reference to Exhibit 4.2 to PCA’s Current Report on Form 8-K filed September 21, 2021, File No 1-15399.)

4.11

Officers’ Certificate, dated November 30, 2023, pursuant to Section 301 of the Indenture establishing 5.700% Senior Notes due 2033. (Incorporated herein by reference to Exhibit 4.1 to PCA's Current Report on Form 8-K filed November 30, 2023, File No. 1-15399).

4.12	5.700% Senior Notes due 2033 (Incorporated herein by reference to Exhibit 4.2 to PCA’s Current Report on Form 8-K filed November 30, 2023, File No. 1-15399).

4.14	Description of Common Stock. (Incorporated herein by reference to Exhibit 4.13 to PCA’s Annual Report on Form 10-K for the year ended December 31, 2019, File No. 1-15399).

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

10.3

Packaging Corporation of America Retirement Savings Plan, effective February 1, 2000. (Incorporated herein by reference to Exhibit 4.6 to PCA’s Registration Statement on Form S-8, Registration No. 333-33176.)*

10.4

Packaging Corporation of America Supplemental Executive Retirement Plan, as Amended and Restated Effective as of January 1, 2023. (Incorporated herein by reference to Exhibit 10.4 to PCA’s Annual Report on Form 10-K for the year ended December 31, 2022, File No. 1-15399).*

10.5

Packaging Corporation of America Deferred Compensation Plan, as Amended and Restated Effective as of February 27, 2019. (Incorporated herein by reference to Exhibit 10.5 to PCA's Annual Report on Form 10-K for the year ended December 31, 2019, File No. 1-15399).*

10.6

Second Amended and Restated 1999 Long-Term Equity Incentive Plan, effective as of May 8, 2024, conformed to incorporate all amendments. (Incorporated herein by reference to Appendix B to PCA’s Proxy Statement for the 2024 Annual Meeting of Stockholders)*

10.7

Amended and Restated Executive Incentive Compensation Plan, effective as of December 29, 2017. (Incorporated herein by reference to Exhibit 10.10 to PCA’s Annual Report on Form 10-K for the year ended December 31, 2017, File No. 1-15399.)*

10.8

Trade Vendor Purchasing Agreement, dated December 6, 2019, between Boise White Paper, L.L.C. and Office Depot, Inc. (Incorporated by reference to Exhibit 10.11 to PCA’s Annual Report on Form 10-K for the year ended December 31, 2019, File No. 1-15399)**

10.9

Form of Return on Invested Capital Performance Unit Agreement for executive officer awards. (Incorporated by reference to Exhibit 10.2 to PCA’s Quarterly Report on Form 10-Q for the period ended June 30, 2018, File No. 1-15399).*

10.10

Form of Total Shareholder Return Performance Unit Agreement for executive officer awards. (Incorporated by reference to Exhibit 10.3 to PCA’s Quarterly Report on Form 10-Q for the period ended June 30, 2018, File No. 1-15399).*

10.11

Form of Restricted Stock Agreement for executive officer awards. (Incorporated by reference to Exhibit 10.1 to PCA’s Quarterly Report on Form 10-Q for the period ended June 30, 2018, File No. 1-15399).*

19.1	Packaging Corporation of America Insider Trading Policy adopted December 7, 2011 with Addendum applicable to certain designated persons. †

21.1	Subsidiaries of the Registrant.†

23.1	Consent of KPMG LLP.†

24.1	Powers of Attorney.†

31.1	Certification of Chief Executive Officer, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†

31.2	Certification of Chief Financial Officer, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. §1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

97

Packaging Corporation of America Clawback Policy, adopted as of December 1, 2023. (Incorporated herein by reference to Exhibit 97 to PCA’s Annual Report on Form 10-K for the year ended December 31, 2023, File No. 1-15399).

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

† Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized on February 27, 2025.

Packaging Corporation of America

/s/ MARK W. KOWLZAN
Mark W. Kowlzan
Chairman of the Board and Chief Executive Officer
Principal Executive Officer

/s/ ROBERT P. MUNDY
Robert P. Mundy
Executive Vice President and Chief Financial Officer
Principal Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 27, 2025, by the following persons on behalf of the registrants and in the capacities indicated.

Signature	Capacity

/s/ MARK W. KOWLZAN	Chairman of the Board and Chief Executive Officer
Mark W. Kowlzan	(Principal Executive Officer)

/s/ ROBERT P. MUNDY	Executive Vice President and Chief Financial Officer
Robert P. Mundy	(Principal Financial Officer and Principal Accounting Officer)

*	Director
Cheryl K. Beebe

*	Director
Duane C. Farrington

*	Director
Karen E. Gowland

*	Director
Donna A. Harman

*	Director
Robert C. Lyons

*	Director
Samuel M. Mencoff

*	Director
Roger B. Porter

*	Director
Thomas S. Souleles

*	Director
Paul T. Stecko

/s/ ROBERT P. MUNDY
Robert P. Mundy
(Attorney-In-Fact)