Form 10-Q
period 2025-03-31
PACKAGING CORP OF AMERICA
filed 2025-05-08
CIK 75677

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

As of May 2, 2025, the Registrant had outstanding 89,980,004 shares of common stock, par value $0.01 per share.

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

FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Packaging Corporation of America

Consolidated Statements of Income and Comprehensive Income

(unaudited, dollars in millions, except per-share data)

	Three Months Ended
	March 31,
	2025	2024
Statements of Income:
Net sales	$2,141.0	$1,979.5
Cost of sales	(1,686.3)	(1,609.1)
Gross profit	454.7	370.4
Selling, general and administrative expenses	(161.4)	(151.9)
Other expense, net	(13.0)	(22.5)
Income from operations	280.3	196.0
Non-operating pension income	—	1.1
Interest expense, net	(12.9)	(9.6)
Income before taxes	267.4	187.5
Provision for income taxes	(63.6)	(40.6)
Net income	$203.8	$146.9
Net income per common share:
Basic	$2.27	$1.64
Diluted	$2.26	$1.63
Dividends declared per common share	$1.25	$1.25
Statements of Comprehensive Income:
Net income	$203.8	$146.9
Other comprehensive income, net of tax:
Changes in unrealized gains (losses) on marketable debt securities, net of tax $0.0 million for both 2025 and 2024	0.1	(0.1)
Amortization of pension and postretirement plans actuarial loss and prior service cost, net of tax of ($0.3) million and ($0.4) million for 2025 and 2024, respectively	1.0	1.0
Other comprehensive income	1.1	0.9
Comprehensive income	$204.9	$147.8

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Packaging Corporation of America

Consolidated Balance Sheets

(unaudited, dollars and shares in millions, except per-share data)

	March 31,	December 31,
	2025	2024
ASSETS
Current Assets:
Cash and cash equivalents	$751.7	$685.0
Short-term marketable debt securities	91.4	102.0
Accounts receivable, net of allowance for credit losses and customer deductions of $20.8 million and $20.6 million as of March 31, 2025 and December 31, 2024, respectively	1,164.1	1,144.0
Inventories	1,140.6	1,124.9
Prepaid expenses and other current assets	154.7	166.9
Federal and state income taxes receivable	—	10.2
Total current assets	3,302.5	3,233.0
Property, plant, and equipment, net	4,079.5	4,039.0
Goodwill	922.4	922.4
Other intangible assets, net	182.5	191.9
Operating lease right-of-use assets	306.9	276.9
Long-term marketable debt securities	71.3	65.2
Other long-term assets	104.7	104.8
Total assets	$8,969.8	$8,833.2
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Operating lease obligations	$84.1	$80.5
Finance lease obligations	2.2	2.1
Accounts payable	480.9	430.3
Dividends payable	116.0	116.3
Accrued liabilities	262.5	362.9
Accrued interest	32.5	9.5
Federal and state income taxes payable	29.5	—
Total current liabilities	1,007.7	1,001.6
Long-term liabilities:
Long-term debt	2,474.7	2,474.2
Operating lease obligations	235.4	208.0
Finance lease obligations	6.1	6.7
Deferred income taxes	570.8	561.9
Compensation and benefits	94.4	95.9
Other long-term liabilities	81.5	80.9
Total long-term liabilities	3,462.9	3,427.6
Commitments and contingent liabilities (Note 19)
Stockholders' equity:
Common stock, par value $0.01 per share, 300.0 million shares authorized, 89.9 million and 89.8 million shares issued as of March 31, 2025 and December 31, 2024, respectively	0.9	0.9
Additional paid in capital	687.8	669.8
Retained earnings	3,852.8	3,776.7
Accumulated other comprehensive loss	(42.3)	(43.4)
Total stockholders' equity	4,499.2	4,404.0
Total liabilities and stockholders' equity	$8,969.8	$8,833.2

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Packaging Corporation of America

Consolidated Statements of Cash Flows

(unaudited, dollars in millions)

	Three Months Ended
	March 31,
	2025	2024
Cash Flows from Operating Activities:
Net income	$203.8	$146.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization of intangibles	138.0	128.4
Amortization of deferred financing costs	0.5	0.6
Share-based compensation expense	17.8	19.4
Deferred income tax provision	8.8	8.4
Net loss on asset disposals	3.8	5.2
Pension and post-retirement benefits expense, net of contributions	2.1	1.5
Other, net	(1.3)	8.2
Changes in operating assets and liabilities:
(Increase) decrease in assets —
Accounts receivable	(20.1)	(11.9)
Inventories	(15.7)	9.5
Prepaid expenses and other current assets	12.3	(149.4)
Increase (decrease) in liabilities —
Accounts payable	26.8	1.5
Accrued liabilities	(77.3)	70.3
Federal and state income taxes payable/receivable	39.6	21.8
Net cash provided by operating activities	339.1	260.4
Cash Flows from Investing Activities:
Additions to property, plant, and equipment	(148.1)	(76.7)
Additions to other long-term assets	(1.6)	(1.4)
Proceeds from asset disposals	0.7	0.1
Purchases of available-for-sale debt securities	(31.6)	(32.8)
Proceeds from sales of available-for-sale debt securities	8.7	1.5
Proceeds from maturities of available-for-sale debt securities	27.7	28.3
Net cash used for investing activities	(144.2)	(81.0)
Cash Flows from Financing Activities:
Repayments of debt and finance lease obligations	(0.5)	(0.5)
Common stock dividends paid	(112.3)	(112.0)
Shares withheld to cover employee restricted stock taxes	(15.4)	(22.5)
Net cash used for financing activities	(128.2)	(135.0)
Net increase in cash and cash equivalents	66.7	44.4
Cash and cash equivalents, beginning of period	685.0	648.0
Cash and cash equivalents, end of period	$751.7	$692.4

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Packaging Corporation of America

Consolidated Statements of Changes in Stockholders’ Equity

(unaudited, dollars in millions and shares in thousands)

	Common Stock		Additional Paid in	Retained	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Earnings	Loss	Equity
Balance at January 1, 2025	89,802	$0.9	$669.8	$3,776.7	$(43.4)	$4,404.0
Common stock withheld and retired to cover taxes on vested stock awards	(74)	—	(0.7)	(14.7)	—	(15.4)
Common stock dividends declared	—	—	—	(113.0)	—	(113.0)
Share-based compensation and other	200	—	18.7	—	—	18.7
Comprehensive income	—	—	—	203.8	1.1	204.9
Balance at March 31, 2025	89,928	$0.9	$687.8	$3,852.8	$(42.3)	$4,499.2

	Common Stock		Additional Paid in	Retained	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Earnings	Loss	Equity
Balance at January 1, 2024	89,625	$0.9	$620.1	$3,447.2	$(70.9)	$3,997.3
Common stock withheld and retired to cover taxes on vested stock awards	(127)	—	(1.1)	(21.4)	—	(22.5)
Common stock dividends declared	—	—	—	(113.1)	—	(113.1)
Share-based compensation and other	306	—	21.5	—	—	21.5
Comprehensive income	—	—	—	146.9	0.9	147.8
Balance at March 31, 2024	89,804	$0.9	$640.5	$3,459.6	$(70.0)	$4,031.0

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

The consolidated financial statements of PCA as of March 31, 2025 and for the three months ended March 31, 2025 and 2024 are unaudited but include all adjustments (consisting only of normal recurring adjustments) that management considers necessary for a fair presentation of such financial statements. The preparation of the consolidated financial statements involves the use of estimates and accruals. Actual results may vary from those estimates. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with Article 10 of Regulation S-X of the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete audited financial statements. Operating results for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. These consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2024.

The consolidated financial statements include the accounts of PCA and its majority-owned subsidiaries after elimination of intercompany balances and transactions.

2. New and Recently Adopted Accounting Standards

Recently Adopted Accounting Standards

Effective January 1, 2024, we adopted ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This ASU improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The new guidance is required to be applied retrospectively. The adoption of this update did not have a significant impact on the Company’s related disclosure as reflected in Note 18, Segment Information, in this Quarterly Report on Form 10-Q.

New Accounting Standards Not Yet Adopted

In November 2024, the FASB issued ASU 2024-03 Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This ASU is intended to enhance transparency into the nature and function of expenses. The amendments require that on an annual and interim basis, entities disclose disaggregated operating expense information about specific categories, including purchases of inventory, employee compensation, depreciation, amortization, and depletion. The update is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, as clarified by ASU 2025-01 Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date, on a prospective basis or with the option for retrospective application. Early adoption is permitted. The Company is currently assessing the impact of the disclosure requirements on its consolidated financial statements.

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

The following table presents our revenues disaggregated by product line (dollars in millions):

	Three Months Ended March 31,
	2025	2024
Packaging	$1,970.3	$1,798.3
Paper	154.2	163.8
Corporate and Other	16.5	17.4
Total revenue	$2,141.0	$1,979.5

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

4. Earnings Per Share

The following table sets forth the computation of basic and diluted income per common share for the periods presented (dollars and shares in millions, except per share data):

	Three Months Ended
	March 31,
Numerator:	2025	2024
Net income	$203.8	$146.9
Less: Distributed and undistributed earnings allocated to participating securities	(1.4)	(1.0)
Net income attributable to common shareholders	$202.4	$145.9
Denominator:
Weighted average basic common shares outstanding	89.2	89.0
Effect of dilutive securities	0.4	0.4
Weighted average diluted common shares outstanding	89.6	89.4
Basic income per common share	$2.27	$1.64
Diluted income per common share	$2.26	$1.63

5. Other Income (Expense), Net

The components of other expense, net, were as follows (dollars in millions):

	Three Months Ended
	March 31,
	2025	2024
Asset disposals and write-offs	$(8.2)	$(7.4)
Facilities closure and other (costs) income (a)	(2.3)	0.1
DeRidder litigation (b)	—	(123.7)
DeRidder litigation insurance recovery (b)	—	123.7
Jackson mill conversion-related activities (c)	—	(8.3)
Other	(2.5)	(6.9)
Total	$(13.0)	$(22.5)

(a)
For 2025, includes charges consisting of closure costs related to corrugated products facilities. For 2024, includes income primarily related to a favorable lease buyout for a closed corrugated products facility, partially offset by closure costs related to corrugated products facilities and design centers.

(b)
On April 24, 2024, a jury for the remaining DeRidder mill lawsuit that was tried in the U.S. District Court for the Middle District of Louisiana awarded plaintiffs compensatory damages plus interest. During the fourth quarter of 2024, the Company, certain of its insurers, and the plaintiffs agreed to settle the matter for $59.2 million. The settlement amount has not yet been paid as of March 31, 2025. For more information, see Note 19, Commitments, Guarantees, Indemnifications, and Legal Proceedings, of the Notes to Consolidated Financial Statements in “Part II, Item 8. Financial Statements and Supplementary Data” of our 2024 Annual Report on Form 10-K.

(c)
Includes items related to the announced discontinuation of production of uncoated freesheet paper grades on the No. 3 machine at the Jackson, Alabama mill associated with the permanent conversion of the machine to produce linerboard and other paper-to-containerboard conversion related activities.

6. Income Taxes

For the three months ended March 31, 2025 and 2024, we recorded $63.6 million and $40.6 million of income tax expense and had an effective tax rate of 23.8% and 21.6%, respectively. The increase in our effective tax rate for the three months ended March 31, 2025 compared to the same period in 2024 was primarily due to lower excess tax benefits associated with employee restricted stock and performance unit vests.

Our current effective tax rate is higher than the federal statutory income tax rate of 21.0% due primarily to the effect of state and local income taxes. During the three months ended March 31, 2025 and 2024, cash paid for taxes, net of refunds received, was $15.2 million and $10.3 million, respectively. The increase in cash tax payments between the periods is primarily due to higher 2025 forecasted taxable income.

During the three months ended March 31, 2025 and 2024, there were no significant changes to our uncertain tax positions. For more information, see Note 7, Income Taxes, of the Notes to Consolidated Financial Statements in “Part II, Item 8. Financial Statements and Supplementary Data” of our 2024 Annual Report on Form 10-K.

7. Inventories

We value our raw materials, work in process, and finished goods inventories using lower of cost, as determined by the average cost method, or net realizable value. Supplies and materials are valued at the first-in, first-out (FIFO) or average cost method.

The components of inventories were as follows (dollars in millions):

	March 31,	December 31,
	2025	2024
Raw materials	$368.9	$356.6
Work in process	15.6	15.5
Finished goods	229.9	234.0
Supplies and materials	526.2	518.8
Inventories	$1,140.6	$1,124.9

8. Property, Plant, and Equipment

The components of property, plant, and equipment were as follows (dollars in millions):

	March 31,	December 31,
	2025	2024
Land and land improvements	$215.8	$203.4
Buildings	1,222.1	1,140.0
Machinery and equipment	7,515.4	7,368.8
Construction in progress	287.5	397.2
Other	201.4	195.8
Property, plant and equipment, at cost	9,442.2	9,305.2
Less accumulated depreciation	(5,362.7)	(5,266.2)
Property, plant, and equipment, net	$4,079.5	$4,039.0

Depreciation expense for the three months ended March 31, 2025 and 2024 was $128.1 million and $118.1 million, respectively. During the three months ended March 31, 2025, we recognized $3.1 million of incremental depreciation expense as a result of closure costs related to corrugated products facilities. We recognized $1.5 million of incremental depreciation expense during the three months ended March 31, 2024 as a result of Jackson mill conversion-related activities.

At March 31, 2025 and December 31, 2024, purchases of property, plant, and equipment included in accounts payable were $57.6 million and $33.8 million, respectively.

9. Goodwill and Intangible Assets

Goodwill

Goodwill represents the excess of the cost of an acquired business over the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed in a business combination. At both March 31, 2025 and December 31, 2024, we had $922.4 million of goodwill recorded in our Packaging segment, which represents the entire goodwill balance reported on our Consolidated Balance Sheets.

Intangible Assets

Intangible assets are primarily comprised of customer relationships and trademarks and trade names. The weighted average remaining useful life, gross carrying amount, and accumulated amortization of our intangible assets were as follows (dollars in millions):

	March 31, 2025			December 31, 2024
	Weighted Average Remaining Useful Life (in Years)	Gross Carrying Amount	Accumulated Amortization	Weighted Average Remaining Useful Life (in Years)	Gross Carrying Amount	Accumulated Amortization
Customer relationships	6.4	$546.0	$371.3	6.6	$546.0	$362.4
Trademarks and trade names	5.9	41.3	33.5	6.0	41.3	33.0
Other	1.7	4.4	4.4	1.9	4.4	4.4
Total intangible assets (excluding goodwill)	6.4	$591.7	$409.2	6.6	$591.7	$399.8

During the three months ended March 31, 2025 and 2024, amortization expense was $9.4 million and $9.5 million, respectively.

10. Accrued Liabilities

The components of accrued liabilities were as follows (dollars in millions):

	March 31,	December 31,
	2025	2024
Compensation and benefits	$101.2	$168.5
DeRidder litigation and other litigation (a)	59.2	96.2
Customer rebates and other credits	31.3	33.9
Medical insurance and workers’ compensation	29.6	29.1
Franchise, property, sales and use taxes	23.8	18.7
Severance, retention, and relocation	4.6	3.4
Environmental liabilities and asset retirement obligations	3.1	3.2
Other	9.7	9.9
Total	$262.5	$362.9

(a)
On April 24, 2024, a jury for the remaining DeRidder mill lawsuit that was tried in the U.S. District Court for the Middle District of Louisiana awarded plaintiffs compensatory damages plus interest. During the fourth quarter of 2024, the Company, certain of its insurers, and the plaintiffs agreed to settle the matter for $59.2 million. For more information, see Note 19, Commitments, Guarantees, Indemnifications, and Legal Proceedings, of the Notes to Consolidated Financial Statements in “Part II, Item 8. Financial Statements and Supplementary Data” of our 2024 Annual Report on Form 10-K. This amount was included in the Consolidated Balance Sheet as of both March 31, 2025 and December 31, 2024. The remaining balance as of December 31, 2024 relates to other settlement amounts that were fully insured and paid out during the first quarter of 2025.

11. Debt

For the three months ended March 31, 2025 and 2024, cash payments for interest were $0.3 million and $7.3 million, respectively.

Included in interest expense, net is the amortization of financing costs, which includes the amortization of debt issuance costs and amortization of bond discount. For the three months ended March 31, 2025 and 2024, amortization of debt issuance costs was $0.4 million and $0.5 million, respectively. For both the three months ended March 31, 2025 and 2024, the amortization of bond discount was insignificant.

At March 31, 2025, we had $2,492.3 million of fixed-rate senior notes outstanding. The fair value of our fixed-rate debt was estimated to be $2,115.7 million. The difference between the book value and fair value is due to the difference between the period-end market interest rate and the stated rate of our fixed-rate debt. We estimated the fair value of our fixed-rate debt using quoted market prices (Level 2 inputs) within the fair value hierarchy, which is further defined in Note 2, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements in "Part II, Item 8. Financial Statements and Supplementary Data" of our 2024 Annual Report on Form 10-K.

For more information on our long-term debt and interest rates on that debt, see Note 10, Debt, of the Notes to Consolidated Financial Statements in "Part II, Item 8. Financial Statements and Supplementary Data" of our 2024 Annual Report on Form 10-K.

12. Cash, Cash Equivalents, and Marketable Debt Securities

The following table shows the Company’s cash, cash equivalents, and available-for-sale ("AFS") debt securities by major asset category at March 31, 2025 and December 31, 2024 (in millions):

	March 31, 2025
	Adjusted Cost Basis	Unrealized Gain	Unrealized Loss	Fair Value	Cash and Cash Equivalents	Short-Term Marketable Debt Securities	Long-Term Marketable Debt Securities
Cash and cash equivalents	$745.0	$—	$—	$745.0	$745.0	$—	$—
Level 1 (a):
U.S. Treasury securities	32.1	—	—	32.1	—	20.0	12.1
Money market funds	5.2	—	—	5.2	5.2	—	—
Subtotal	37.3	—	—	37.3	5.2	20.0	12.1
Level 2 (b):
Corporate debt securities	128.2	0.4	—	128.6	1.5	70.6	56.5
U.S. government agency securities	2.7	—	—	2.7	—	—	2.7
Certificates of deposit	0.8	—	—	0.8	—	0.8	—
Subtotal	131.7	0.4	—	132.1	1.5	71.4	59.2
Total	$914.0	$0.4	$—	$914.4	$751.7	$91.4	$71.3

	December 31, 2024
	Adjusted Cost Basis	Unrealized Gain	Unrealized Loss	Fair Value	Cash and Cash Equivalents	Short-Term Marketable Debt Securities	Long-Term Marketable Debt Securities
Cash and cash equivalents	$684.8	$—	$—	$684.8	$684.8	$—	$—
Level 1 (a):
U.S. Treasury securities	30.8	0.1	—	30.9	—	23.0	7.9
Money market funds	0.2	—	—	0.2	0.2	—	—
Subtotal	31.0	0.1	—	31.1	0.2	23.0	7.9
Level 2 (b):
Corporate debt securities	131.2	0.3	—	131.5	—	75.8	55.7
Certificates of deposit	2.4	—	—	2.4	—	2.4	—
U.S. government agency securities	2.4	—	—	2.4	—	0.8	1.6
Subtotal	136.0	0.3	—	136.3	—	79.0	57.3
Total	$851.8	$0.4	$—	$852.2	$685.0	$102.0	$65.2
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

For both the three months ended March 31, 2025 and 2024, net realized gains and losses on the sales and maturities of certain marketable debt securities were insignificant.

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

As of March 31, 2025 and December 31, 2024, we do not consider any of the impairments related to our marketable debt securities to be the result of credit losses. Therefore, we have not recorded an allowance for credit losses related to our marketable debt securities. All unrealized gains and losses were recorded in other comprehensive income (OCI).

The following tables provide information about the Company’s marketable debt securities that have been in a continuous loss position as of March 31, 2025 and December 31, 2024 (in millions, except number of marketable debt securities in a loss position):

	March 31, 2025
	Fair Value of Marketable Debt Securities in a Loss Position < 12 Months	Number of Marketable Debt Securities in a Loss Position < 12 Months	Unrealized Losses < 12 Months (c)	Fair Value of Marketable Debt Securities in a Loss Position ≥ 12 Months	Number of Marketable Debt Securities in a Loss Position ≥ 12 Months	Unrealized Losses ≥ 12 Months (c)
Corporate debt securities	$16.7	23	$—	$—	—	$—
U.S. government agency securities	0.8	1	—	—	—	—
U.S. Treasury securities	—	—	—	1.2	1	—
	$17.5	24	$—	$1.2	1	$—

	December 31, 2024
	Fair Value of Marketable Debt Securities in a Loss Position < 12 Months	Number of Marketable Debt Securities in a Loss Position < 12 Months	Unrealized Losses < 12 Months	Fair Value of Marketable Debt Securities in a Loss Position ≥ 12 Months	Number of Marketable Debt Securities in a Loss Position ≥ 12 Months	Unrealized Losses ≥ 12 Months (c)
Corporate debt securities	$16.5	26	$0.1	$2.7	4	$—
U.S. Treasury securities	3.1	4	—	6.7	5	—
U.S. government agency securities	0.8	1	—	—	—	—
	$20.4	31	$0.1	$9.4	9	$—

(c)
Unrealized losses were insignificant for the period presented.

13. Employee Benefit Plans and Other Postretirement Benefits

The components of net periodic benefit cost for our pension plans were as follows (dollars in millions):

	Pension Plans
	Three Months Ended March 31,
	2025	2024
Service cost	$2.6	$3.1
Interest cost	14.3	13.9
Expected return on plan assets	(15.6)	(16.5)
Net amortization of unrecognized amounts
Prior service cost	1.4	1.4
Actuarial loss	—	0.2
Net periodic benefit cost	$2.7	$2.1

PCA makes pension plan contributions that are sufficient to fund its actuarially determined costs, generally equal to the minimum amounts required by the Employee Retirement Income Security Act (ERISA). From time to time, PCA may make additional discretionary contributions based on the funded status of the plans, tax deductibility, income from operations, and other factors. During both the three months ended March 31, 2025 and 2024, payments to our nonqualified pension plans were insignificant. During both the three months ended March 31, 2025 and 2024, we did not make any contributions to our qualified pension plans. We do not have a required minimum contribution amount established for 2025.

For both the three months ended March 31, 2025 and 2024, the net periodic benefit cost for our postretirement plans was insignificant.

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

As of March 31, 2025, assuming performance units are paid out at the target level of performance, 2.5 million shares were available for future grants under the current plan. Forfeitures are added back to the pool of shares of common stock available to be granted at a future date.

The following table presents restricted stock and performance unit award activity for the three months ended March 31, 2025:

	Restricted Stock		Performance Units
	Shares	Weighted Average Grant- Date Fair Value	Shares	Weighted Average Grant- Date Fair Value
Outstanding at January 1, 2025	620,403	$148.63	358,466	$119.17
Granted	141,766	212.75	90,362	224.08
Vested (a)	(138,557)	133.81	(54,764)	141.97
Forfeitures	(1,302)	154.07	—	—
Outstanding at March 31, 2025	622,310	$166.53	394,064	$173.03
(a)
Upon payout of the performance unit awards that vested during the period, PCA issued 59,837 shares, which included 5,073 shares for dividends accrued during the performance period.

Compensation Expense

Our share-based compensation expense is primarily recorded in "Selling, general, and administrative expenses." Compensation expense for share-based awards recognized in the Consolidated Statements of Income, net of forfeitures, was as follows (dollars in millions):

	Three Months Ended March 31,
	2025	2024
Restricted stock	$13.9	$14.0
Performance units	3.9	5.4
Total share-based compensation expense	17.8	19.4
Income tax benefit	(4.4)	(4.8)
Share-based compensation expense, net of tax benefit	$13.4	$14.6

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

Performance unit awards granted to certain key employees are earned based on the achievement of defined performance rankings of Return on Invested Capital (ROIC) or Total Shareholder Return (TSR) compared to ROIC and TSR for peer companies. For performance unit awards made in 2025 and 2024, in terms of grant date value, 50% used TSR as the performance measure and 50% used ROIC as the performance measure. The ROIC component of performance unit awards is valued based on the closing price of the stock on the grant date. As the ROIC component contains a performance condition, compensation expense, net of estimated forfeitures, is recorded over the requisite service period based on the most probable number of awards expected to vest. The TSR component of performance unit awards is valued using a Monte Carlo simulation as the TSR component contains a market condition. The Monte Carlo simulation estimates the fair value of the TSR component based on the expected term of the award, a risk-free interest rate, expected dividends, and expected volatility of the Company’s common stock and the common stock of the peer companies. Compensation expense is recorded ratably over the expected term of the award regardless of whether the market condition is satisfied.

The unrecognized compensation expense for all share-based awards at March 31, 2025 was as follows (dollars in millions):

	March 31, 2025
	Unrecognized Compensation Expense	Remaining Weighted Average Recognition Period (in years)
Restricted stock	$45.6	3.0
Performance units	38.1	2.7
Total unrecognized share-based compensation expense	$83.7	2.9

15. Stockholders' Equity

Dividends

During the three months ended March 31, 2025, we paid $112.3 million of dividends to shareholders. On February 26, 2025, PCA’s Board of Directors declared a regular quarterly cash dividend of $1.25 per share of common stock, which was paid on April 15, 2025 to shareholders of record as of March 14, 2025. The dividend payment was $112.4 million.

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

The Company did not repurchase any shares of its common stock under this authority during the three months ended March 31, 2025. At March 31, 2025, $436.0 million of the authorized amount remained available for repurchase of the Company’s common stock.

Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) (AOCI) by component were as follows (dollars in millions). Amounts in parentheses indicate losses:

	Unrealized Loss On Foreign Exchange Contracts	Unrealized Loss on Marketable Debt Securities	Unfunded Employee Benefit Obligations	Total
Balance at January 1, 2025	$(0.1)	$0.2	$(43.5)	$(43.4)
Other comprehensive loss before reclassifications, net of tax	—	0.1	—	0.1
Amounts reclassified from AOCI, net of tax	—	—	1.0	1.0
Balance at March 31, 2025	$(0.1)	$0.3	$(42.5)	$(42.3)

Reclassifications out of AOCI were as follows (dollars in millions). Amounts in parentheses indicate expenses in the Consolidated Statements of Income:

	Amounts Reclassified from AOCI
	Three Months Ended March 31,
Details about AOCI Components	2025	2024
Unfunded employee benefit obligations (a)
Amortization of prior service costs	$(1.4)	$(1.3)	See (a) below
Amortization of actuarial losses	0.1	(0.1)	See (a) below
	(1.3)	(1.4)	Total before tax
	0.3	0.4	Tax benefit
	$(1.0)	$(1.0)	Net of tax

(a)
These AOCI components are included in the computation of net pension and postretirement benefit costs. See Note 13, Employee Benefit Plans and Other Postretirement Benefits, for additional information.

16. Concentrations of Risk

ODP Corporation ("ODP"), formerly Office Depot Inc., along with its subsidiaries and affiliates, is our largest customer in the Paper segment. Our Paper segment has had a long-standing commercial and contractual relationship with ODP. This relationship exposes us to a significant concentration of business and financial risk. Our sales to ODP represented approximately 4% and 5% of our total Company sales for the three months ended March 31, 2025 and 2024, respectively, and approximately 58% of our Paper segment sales for both periods. For the full year 2024, sales to ODP represented about 58% of our Paper segment sales.

At March 31, 2025 and December 31, 2024, we had $41.7 million and $37.5 million of accounts receivable due from ODP, respectively, which represents approximately 4% and 3% of our total Company receivables for those periods, respectively.

17. Transactions With Related Parties

Louisiana Timber Procurement Company, L.L.C. ("LTP") is a variable-interest entity that is 50% owned by PCA and 50% owned by Boise Cascade Company ("Boise Cascade"). LTP procures sawtimber, pulpwood, residual chips, and other residual wood fiber to meet the wood and fiber requirements of PCA and Boise Cascade in Louisiana. PCA is the primary beneficiary of LTP and has the power to direct the activities that most significantly affect the economic performance of LTP. Therefore, we consolidate 100% of LTP in our financial statements in our Corporate and Other segment. The carrying amounts of LTP's assets and liabilities (which relate primarily to non-inventory working capital items) on our Consolidated Balance Sheets were $3.6 million at March 31, 2025 and $3.1 million at December 31, 2024. During the three months ended March 31, 2025 and 2024, we recorded $14.8 million and $19.8 million, respectively, of LTP sales to Boise Cascade in "Net Sales" in the Consolidated Statements of Income and approximately the same amount of expenses in "Cost of Sales".

During the three months ended March 31, 2025 and 2024, fiber purchases from related parties were $1.6 million and $2.6 million, respectively. Most of these purchases related to chip and log purchases by LTP from Boise Cascade's wood products business. These purchases are recorded in "Cost of Sales" in the Consolidated Statements of Income.

18. Segment Information

We report our business in three reportable segments: Packaging, Paper, and Corporate and Other. These segments represent distinct businesses that are managed separately because of differing products and services. Each of these businesses requires distinct operating and marketing strategies.

Each segments’ profits and losses are measured on operating profits before non-operating pension income, interest expense, net, and income taxes. For many of these allocated expenses, the related assets and liabilities remain in the Corporate and Other segment.

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

Analysis of Operations by Reportable Segment

An analysis of operations by reportable segment is as follows (dollars in millions):

Three Months Ended March 31, 2025	Packaging	Paper	Corporate and Other		Total
Trade sales	$1,970.3	$154.2	$16.5		$2,141.0
Intersegment sales	—	—	39.9		39.9
	1,970.3	154.2	56.4		2,180.9
Elimination of intersegment sales					(39.9)
Net sales					2,141.0

Less (a):
Variable costs (b)	(961.3)	(82.8)	—		—
Fixed costs (c)	(447.5)	(18.8)	—		—
Freight	(196.6)	(16.9)	—		—
Other segment items (d)	(86.8)	(0.1)	(89.8)		—
Income (loss) from operations	278.1	35.6	(33.4)	(e)	280.3

Non-operating pension income					—
Interest expense, net					(12.9)
Income before taxes					$267.4

Other segment disclosures:
Segment sales to external customers	$1,970.3	$154.2	$16.5	(f)	$2,141.0
Depreciation, amortization, and depletion	128.4	4.6	5.0		138.0
Capital expenditures (g)	131.1	0.8	16.2		148.1
Assets	7,349.3	398.1	1,222.4		8,969.8

Three Months Ended March 31, 2024	Packaging	Paper	Corporate and Other		Total
Trade sales	$1,793.5	$163.8	$22.2		$1,979.5
Intersegment sales	4.8	—	39.4		44.2
	1,798.3	163.8	61.6		2,023.7
Elimination of intersegment sales					(44.2)
Net sales					1,979.5

Less (a):
Variable costs (b)	(939.5)	(89.3)	—		—
Fixed costs (c)	(405.0)	(21.5)	—		—
Freight	(187.1)	(18.1)	—		—
Other segment items (d)	(62.9)	(5.2)	(99.1)		—
Income (loss) from operations	203.8	29.7	(37.5)	(e)	196.0

Non-operating pension income					1.1
Interest expense, net					(9.6)
Income before taxes					$187.5

Other segment disclosures:
Segment sales to external customers	$1,798.3	$163.8	$17.4	(f)	$1,979.5
Depreciation, amortization, and depletion	118.5	6.0	3.9		128.4
Capital expenditures (g)	71.7	1.3	3.7		76.7
Assets	6,888.5	394.7	1,573.8		8,857.0

(a)
The significant expense categories align with the segment-level information that is regularly provided to the CODM.
(b)
For the Packaging segment, primarily includes expense items for liner and medium consumption, purchased sheets usage, liner board discount, raw materials, and hourly-employee related expenses and benefits. For the Paper segment, primarily includes expense items for chemicals, raw materials, finishing materials, and hourly-employee related expenses and benefits.
(c)
For the Packaging segment, primarily includes expense items for depreciation and salaried employee-related expenses and benefits. For the Paper segment, primarily includes expense items for depreciation, salaried employee-related expenses, and professional services.
(d)
Other segment items for each reportable segment primarily include:
1.
Packaging: farmout purchases, certain divisional allocations, and other expense/income items.
2.
Paper: other expense/income items.
3.
Corporate and Other: unallocated corporate costs, transportation business activity, and activity related to LTP.
(e)
The significant expense categories reported for the Packaging and Paper segments are not used for Corporate and Other in the segment-level information that is regularly reviewed by the CODM. The CODM makes resource allocation decisions for Corporate and Other based on divisional income (loss) from operations.
(f)
The Corporate and Other segment sales to external customers is presented net of total company intersegment eliminations.
(g)
Includes “Additions to property, plant, and equipment” and excludes cash used for “Acquisition of business, net of cash acquired” as reported on our Consolidated Statements of Cash Flows.

19. Commitments, Guarantees, Indemnifications and Legal Proceedings

We have financial commitments and obligations that arise in the ordinary course of our business. These include lease obligations, long-term debt, capital additions, purchase commitments for goods and services, and legal proceedings, all of which are discussed in Note 3, Leases; Note 10, Debt; and Note 19, Commitments, Guarantees, Indemnifications, and Legal Proceedings, of the Notes to Consolidated Financial Statements in "Part II, Item 8. Financial Statements and Supplementary Data" of our 2024 Annual Report on Form 10-K.

Guarantees and Indemnifications

We provide guarantees, indemnifications, and other assurances to third parties in the normal course of our business. These include tort indemnifications, environmental assurances, and representations and warranties in commercial agreements. At March 31, 2025, we are not aware of any material liabilities arising from any guarantee, indemnification, or financial assurance we have provided. If we determined such a liability was probable and subject to reasonable determination, we would accrue for it at that time.

DeRidder Mill Incident

Details on the legal proceedings associated with the incident at the Company’s DeRidder, Louisiana mill can be found in Note 19, Commitments, Guarantees, Indemnifications, and Legal Proceedings, of the Notes to Consolidated Financial Statements in “Part II, Item 8. Financial Statements and Supplementary Data” of our 2024 Annual Report on Form 10-K. As of both March 31, 2025 and December 31, 2024, the Company has recorded a liability of $59.2 million in “Accrued Liabilities” and a receivable of $59.2 million in “Prepaids and Other Assets” in the Consolidated Balance Sheets for the settlement amount to be paid to the plaintiffs and related insurance recovery from the Company’s insurers, respectively.

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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This management’s discussion and analysis includes statements regarding our expectations with respect to our future performance, expected business conditions, liquidity, and capital resources. Such statements, along with any other statements that are not historical in nature, are forward-looking. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in our 2024 Annual Report on Form 10-K, as well as those factors listed in other documents we file with the Securities and Exchange Commission (“SEC”). We do not assume any obligation to update any forward-looking statement. Our actual results may differ materially from those contained in or implied by any of the forward-looking statements in this Form 10-Q. Please see “Forward Looking Statements” elsewhere in this Item 2.

Overview

PCA is the third largest producer of containerboard products and a leading producer of UFS paper in North America. We operate eight mills and 85 corrugated products manufacturing plants. Our containerboard mills produce linerboard and corrugating medium, which are papers primarily used in the production of corrugated products. Our corrugated products manufacturing plants produce a wide variety of corrugated packaging products, including conventional shipping containers used to protect and transport manufactured goods, multi-color boxes and displays with strong visual appeal that help to merchandise the packaged product in retail locations, and honeycomb protective packaging. In addition, we are a large producer of packaging for meat, fresh fruit and vegetables, processed food, beverages, and other industrial and consumer products. We also manufacture and sell UFS papers, including both commodity and specialty papers, which may have custom or specialized features such as colors, coatings, high brightness, and recycled content. We are headquartered in Lake Forest, Illinois and operate primarily in the United States.

Included in this Item 2 are various non-GAAP financial measures, including earnings per diluted share excluding special items, net income excluding special items, earnings before non-operating pension income, interest, income taxes, and depreciation, amortization, and depletion (“EBITDA”), segment EBITDA, EBITDA excluding special items, and segment EBITDA excluding special items. We provide important disclosures regarding our presentation of non-GAAP financial measures and reconciliations of presented non-GAAP financial measures to the most comparable measures presented in accordance with GAAP later in this section under the caption “Non-GAAP Financial Measures.”

This Item 2 is intended to supplement, and should be read in conjunction with, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2024 Annual Report on Form 10-K.

Executive Summary

First quarter net sales were $2.14 billion in 2025 and $1.98 billion in 2024. We reported $204 million of net income, or $2.26 per diluted share, during the first quarter of 2025, compared to $147 million, or $1.63 per diluted share, during the same period in 2024. Net income included $4 million of expense for special items in the first quarter of 2025, compared to $8 million of expense for special items in 2024 (discussed below). Excluding special items, net income was $208 million, or $2.31 per diluted share, during the first quarter of 2025, compared to $155 million, or $1.72 per diluted share, in the first quarter of 2024.1 The increase in net income was driven primarily by higher prices and mix and volume in the Packaging segment, higher prices and mix in the Paper segment, lower freight and logistics expenses, and lower scheduled outage costs. These items were partially offset by higher operating costs, lower volume in the Paper segment, higher depreciation and other expenses, higher tax rate, and higher interest expense. For additional detail on special items included in reported GAAP results and other non-GAAP measures, see “Item 2. Non-GAAP Financial Measures.”

Packaging segment operating income was $278 million in the first quarter of 2025, compared to $204 million in the first quarter of 2024. Packaging segment EBITDA excluding special items was $409 million in the first quarter of 2025 compared to $326 million in the first quarter of 2024.1 The increase was due to higher prices and mix and sales and production volumes, lower freight and logistics expense, and lower scheduled mill outage expenses, partially offset by higher operating and converting costs. Prices and mix moved higher, reflecting our price increases for containerboard and corrugated products announced to customers in 2024 and earlier in 2025. Solid demand drove a record 72.5 billion square feet of containerboard production, and corrugated plant shipments were up 2.5% compared to the first quarter of 2024. Demand slowed down during the latter part of the quarter, which we believe was due to cautious ordering patterns by customers in response to uncertain macroeconomic conditions.

Paper segment operating income was $36 million in the first quarter of 2025, compared to $30 million in the first quarter of 2024. Paper segment EBITDA excluding special items was $40 million in the first quarter of 2025, compared to $41 million in the first quarter of 2024.1 The slight decrease in EBITDA excluding special items was due to lower sales and production volumes, partially offset by higher prices and mix.

Industry and Business Conditions

Trade publications reported North American industry-wide corrugated products shipments were down (2.1%) in total and per workday during the first quarter of 2025 compared to the same quarter of 2024. Reported industry containerboard production decreased (0.4%) compared to the first quarter of 2024. Reported industry containerboard inventories at the end of the first quarter of 2025 were approximately 2.8 million tons, up 0.7% compared to the same period in 2024. Reported containerboard export shipments were down (7.7%) compared to the first quarter of 2024. In February 2025, reported index prices increased $40 per ton for linerboard and for corrugating medium.

1 Net income excluding special items, earnings per diluted share excluding special items, and segment EBITDA excluding special items are non-GAAP financial measures. See “Non-GAAP Financial Measures” later in this Item 2.

The market for communication papers competes heavily with electronic data transmission and document storage alternatives. Increasing shifts to these alternatives have reduced usage of traditional print media and communication papers. Trade publications reported North American UFS paper shipments were down (8.3%) in the first quarter of 2025 compared to the same quarter of 2024. Average prices reported by a trade publication for cut size office papers were higher by $20 per ton, or 1.4% in the first quarter of 2025, compared to the fourth quarter of 2024, and higher by $60 per ton, or 4.3%, compared to the first quarter of 2024. In February 2025, reported index prices increased $30 per ton for cut size office papers and for offset printing papers.

Outlook

In the Packaging segment, we expect domestic prices to improve with continued implementation of our price increases. We anticipate continued uncertainty relative to foreign and domestic tariff actions, which may affect demand and negatively impact volume and costs. Corrugated product shipments are expected to increase from first quarter levels, but operating costs will be negatively impacted due to lower containerboard production volume as we run our operations to match demand assumptions and achieve targeted inventory levels. We have also adjusted our planned maintenance outage schedule and moved an outage that was scheduled for later in the year into the second quarter, which will also increase our costs. In the Paper segment, we expect higher prices, although volume will be lower with the planned maintenance outage at our International Falls, MN mill. Rail contract rate increases at six of our mills during the first and second quarters will result in higher freight and logistics expenses, and depreciation expense is assumed to be higher as well. Considering these items, we expect second quarter earnings to be higher than first quarter earnings.

Results of Operations

Three Months Ended March 31, 2025, compared to Three Months Ended March 31, 2024

The historical results of operations of PCA for the three months ended March 31, 2025 and 2024 are set forth below (dollars in millions):

	Three Months Ended
	March 31,
	2025	2024	Change
Packaging	$1,970.3	$1,798.3	$172.0
Paper	154.2	163.8	(9.6)
Corporate and Other	56.4	61.6	(5.2)
Intersegment eliminations	(39.9)	(44.2)	4.3
Net sales	$2,141.0	$1,979.5	$161.5

Packaging	$278.1	$203.8	$74.3
Paper	35.6	29.7	5.9
Corporate and Other	(33.4)	(37.5)	4.1
Income from operations	$280.3	$196.0	$84.3
Non-operating pension income	—	1.1	(1.1)
Interest expense, net	(12.9)	(9.6)	(3.3)
Income before taxes	267.4	187.5	79.9
Income tax provision	(63.6)	(40.6)	(23.0)
Net income	$203.8	$146.9	$56.9
Non-GAAP Measures (a)
Net income excluding special items	$208.2	$154.6	$53.6
Consolidated EBITDA	418.3	324.4	93.9
Consolidated EBITDA excluding special items	421.1	333.2	87.9
Packaging EBITDA	406.5	322.3	84.2
Packaging EBITDA excluding special items	409.3	326.2	83.1
Paper EBITDA	40.2	35.7	4.5
Paper EBITDA excluding special items	40.2	40.6	(0.4)

(a)
See “Non-GAAP Financial Measures” included in this Item 2 for a reconciliation of non-GAAP measures to the most comparable GAAP measure.

Net Sales

Net sales increased $162 million, or 8.2%, to $2,141 million during the three months ended March 31, 2025, compared to $1,979 million during the same period in 2024.

Packaging. Net sales increased $172 million, or 9.6%, to $1,970 million, compared to $1,798 million in the first quarter of 2024 due to higher containerboard and corrugated products prices and mix ($95 million) and higher volume ($77 million). In the first quarter of 2025, export and domestic containerboard outside shipments increased 13.4% compared to the first quarter of 2024. Our total corrugated products shipments were up 2.5% in total and per workday, compared to the same period in 2024. In the first quarter of 2025, our domestic containerboard prices were 3.5% higher, while export prices were 13.7% higher, than the same period in 2024.

Paper. Net sales decreased $10 million, or (5.9%), to $154 million, compared to $164 million in the first quarter of 2024, due to lower volume ($12 million), partially offset by higher prices and mix ($2 million).

Gross Profit

Gross profit increased $84 million during the three months ended March 31, 2025, compared to the same period in 2024. The increase was driven primarily by higher prices and mix and volume in the Packaging segment, higher prices and mix in the Paper segment, lower freight and logistics expenses, and lower scheduled outage costs, partially offset by higher operating costs, and lower volume in the Paper segment. In the three months ended March 31, 2025, gross profit included $4 million of special items expense related to corrugated facility closure and other costs. In the three months ended March 31, 2024, gross profit included $2 million of special items expense related to Jackson mill conversion-related activities.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses (“SG&A”) increased $10 million during the three months ended March 31, 2025, compared to the same period in 2024. The increase was primarily due to higher employee-related expenses and bad debt expense.

Other Income (Expense), Net

Other income (expense), net, for the three months ended March 31, 2025 and 2024 are set forth below (dollars in millions):

	Three Months Ended
	March 31,
	2025	2024
Asset disposals and write-offs	$(8.2)	$(7.4)
Facilities closure and other (costs) income	(2.3)	0.1
DeRidder litigation	—	(123.7)
DeRidder litigation insurance recovery	—	123.7
Jackson mill conversion-related activities	—	(8.3)
Other	(2.5)	(6.9)
Total	$(13.0)	$(22.5)

We discuss these items in more detail in Note 5, Other Income (Expense), Net, of the Condensed Notes to Unaudited Quarterly Consolidated Financial Statements in “Part I, Item 1. Financial Statements” of this Form 10-Q.

Income from Operations

Income from operations increased $84 million, or 43.0%, during the three months ended March 31, 2025, compared to the same period in 2024. The first quarter of 2025 included $6 million of special items related to corrugated products facility closure costs, compared to $10 million of special items expense primarily related to Jackson mill conversion-related activities in the first quarter of 2024.

Packaging. Packaging segment operating income increased $74 million to $278 million, compared to $204 million during the three months ended March 31, 2024. The increase related primarily to higher containerboard and corrugated products prices and mix ($91 million), higher sales and production volumes ($31 million), lower freight expenses ($2 million), and lower annual outage expenses ($1 million), partially offset by higher operating and converting costs ($42 million), and higher depreciation expense ($7 million). The first quarter of 2025 included $6 million of special items related to corrugated products facility closure costs, compared to $4 million of special items expense primarily related to Jackson mill conversion-related activities in the first quarter of 2024.

Paper. Paper segment operating income increased $6 million to $36 million, compared to $30 million during the three months ended March 31, 2024. The increase primarily related to no special items in the Paper segment during the first quarter of 2025, compared to $6 million of expense for Jackson mill conversion-related activities in the first quarter of 2024, along with higher prices and mix ($2 million) and lower other costs ($1 million), partially offset by lower sales and production volumes ($3 million).

Non-Operating Pension Income, Interest Expense, Net and Income Taxes

Non-operating pension income decreased $1 million during the three months ended March 31, 2025, compared to the same period in 2024. The decrease in non-operating pension income was related to unfavorable 2024 asset performance partially offset by favorable assumption changes.

Interest expense, net for the three months ended March 31, 2025 increased $3 million when compared to the same period in 2024. The increase in interest expense, net was primarily due to lower interest income on invested cash balances in 2025 due to lower interest rates and lower invested balances.

During the three months ended March 31, 2025, we recorded $64 million of income tax expense, compared to $41 million of expense during the three months ended March 31, 2024. The effective tax rate for the three months ended March 31, 2025 and 2024 was 23.8% and 21.6%, respectively. The increase in our effective tax rate for the three months ended March 31, 2025 compared to the same period in 2024 was primarily due to lower excess tax benefits associated with employee restricted stock and performance unit vests.

Liquidity and Capital Resources

Sources and Uses of Cash

Our primary sources of liquidity are net cash provided by operating activities and available borrowing capacity under our revolving credit facility. At March 31, 2025, we had $752 million of cash and cash equivalents, $162 million of marketable debt securities, and $323 million of unused borrowing capacity under the revolving credit facility, net of letters of credit. Currently, our primary uses of cash are for operations, capital expenditures, acquisitions, debt service, common stock dividends, and repurchases of common stock. We believe that net cash generated from operating activities, cash on hand, available borrowings under our revolving credit facility, and available capital through access to capital markets will be adequate to meet our liquidity and capital requirements, including payments of any declared common stock dividends, for the foreseeable future. As our debt or credit facilities become due, we will need to repay, extend, or replace such facilities. Our ability to do so will be subject to future economic conditions and financial, business, and other factors, many of which are beyond our control.

Below is a summary table of our cash flows, followed by a discussion of our sources and uses of cash through operating activities, investing activities, and financing activities (dollars in millions):

	Three Months Ended
	March 31,
	2025	2024	Change
Net cash provided by (used for):
Operating activities	$339.1	$260.4	$78.7
Investing activities	(144.2)	(81.0)	(63.2)
Financing activities	(128.2)	(135.0)	6.8
Net increase in cash and cash equivalents	$66.7	$44.4	$22.3

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

During the three months ended March 31, 2025, net cash provided by operating activities was $339 million, compared to $260 million in the same period in 2024, an increase of $79 million. Cash from operations excluding changes in cash used for operating assets and liabilities increased $55 million primarily due to higher income from operations in 2025 as discussed above. Cash from operations increased by $24 million when comparing the first three months of 2025 to the same period in 2024 due to changes in operating assets and liabilities primarily due to the following:

a)
a net favorable change in prepaid expenses and other current assets primarily related to the establishment of a receivable for the DeRidder trial and related insurance recoveries in the first quarter of 2024 and reduction of receivables against insurance carriers in the first quarter of 2025 related to the settlement of other litigation;
b)
a net favorable change in accounts payable primarily related to timing of payments, partially offset by an unfavorable change in accounts payable during 2025 due to a smaller increase in accounts payable levels during the first quarter of 2025 compared to the first quarter of 2024; and
c)
a net favorable change in income taxes resulting from a larger change in the difference between the year-end tax receivable amounts and first quarter-end tax payable amounts in 2025 compared to 2024.

These favorable changes were partially offset by the following:

d)
a net unfavorable change in accounts receivable mainly due to a decrease in Packaging accounts receivable levels during the first quarter of 2024;
e)
a net unfavorable change in inventories primarily due to a decrease in Packaging inventory balances for raw materials as well as a decrease in Paper inventory balances for finished goods during the first quarter of 2024; and
f)
a net unfavorable change in accrued liabilities predominantly related to the establishment of an accrued liability for the DeRidder trial in the first quarter of 2024 and reduction of accrued liabilities in the first quarter of 2025 related to the settlement of other litigation.

Investing Activities

We used $144 million for investing activities during the three months ended March 31, 2025 compared to $81 million during the same period in 2024. We spent $148 million for internal capital investments during the three months ended March 31, 2025, compared to $77 million during the same period in 2024.

We expect capital investments in 2025 to be within a range of $840 million to $870 million. These expenditures could increase or decrease as a result of a number of factors, including our financial results, strategic opportunities, future economic conditions, and our regulatory compliance requirements. We currently estimate capital expenditures to comply with environmental regulations will be about $24 million in 2025. Our estimated environmental expenditures could vary significantly depending upon the enactment of new environmental laws and regulations. For additional information, see “Environmental Matters” in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2024 Annual Report on Form 10-K.

Financing Activities

During the three months ended March 31, 2025, net cash used for financing activities was $128 million, compared to $135 million of net cash used for financing activities during the same period in 2024. We paid $112 million of dividends during the first three months of both 2025 and 2024. In addition, we withheld shares to cover $15 million of employee restricted stock taxes during the first three months of 2025 compared to $23 million of employee restricted stock taxes withheld during the same period in 2024. We did not have any repurchases and retirements of the Company’s common stock during both the three months ended March 31, 2025 and 2024.

In addition to the items discussed in Note 11, Debt, of the Condensed Notes to Unaudited Quarterly Consolidated Financial Statements in "Part I, Item 1. Financial Statements" of this Form 10-Q, see Note 10, Debt, of the Notes to Consolidated Financial Statements in “Part II, Item 8. Financial Statements and Supplementary Data” of our 2024 Annual Report on Form 10-K for more information.

Contractual Obligations

There have been no material changes to the contractual obligations disclosed in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2024 Annual Report on Form 10-K.

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

The following table reconciles earnings per diluted share to earnings per diluted share excluding special items for the periods indicated (dollars in millions):

	Three Months Ended
	March 31,
	2025	2024
Earnings per diluted share, as reported in accordance with GAAP	$2.26	$1.63
Special items:
Facilities closure and other costs (a)	0.05	—
Jackson mill conversion-related activities (b)	—	0.09
Total special items	0.05	0.09
Earnings per diluted share, excluding special items	$2.31	$1.72

(a)
For the three months ended March 31, 2025, includes $5.9 million of charges consisting of closure costs related to corrugated products facilities. For the three months ended March 31, 2024, includes $0.1 million of income primarily related to a favorable lease buyout for a closed corrugated products facility, partially offset by closure costs related to corrugated products facilities and design centers.

(b)
For the three months ended March 31, 2024, includes $10.4 million of charges related to the announced discontinuation of production of UFS paper grades on the No. 3 machine at the Jackson, Alabama mill associated with the permanent conversion of the machine to produce linerboard and other paper-to-containerboard conversion related activities.

The following tables reconcile net income to net income excluding special items for the periods indicated (dollars in millions):

	Three Months Ended March 31,
	2025			2024
	Income before Taxes	Income Taxes	Net Income	Income before Taxes	Income Taxes	Net Income
As reported in accordance with GAAP	$267.4	$(63.6)	$203.8	$187.5	$(40.6)	$146.9
Special items:
Facilities closure and other costs (income) (c)	5.9	(1.5)	4.4	(0.1)	—	(0.1)
Jackson mill conversion-related activities (d)	—	—	—	10.4	(2.6)	7.8
Total special items	5.9	(1.5)	4.4	10.3	(2.6)	7.7
Excluding special items	$273.3	$(65.1)	$208.2	$197.8	$(43.2)	$154.6

(c)
For 2025, includes charges consisting of closure costs related to corrugated products facilities. For 2024, includes income primarily related to a favorable lease buyout for a closed corrugated products facility, partially offset by closure costs related to corrugated products facilities and design centers.

(d)
Includes items related to the announced discontinuation of production of UFS paper grades on the No. 3 machine at the Jackson, Alabama mill associated with the permanent conversion of the machine to produce linerboard and other paper-to-containerboard conversion related activities.

The following table reconciles net income to EBITDA and EBITDA excluding special items for the periods indicated (dollars in millions):

	Three Months Ended
	March 31,
	2025	2024
Net income	$203.8	$146.9
Non-operating pension income	—	(1.1)
Interest expense, net	12.9	9.6
Income tax provision	63.6	40.6
Depreciation, amortization, and depletion	138.0	128.4
EBITDA	$418.3	$324.4

Special items:
Facilities closure and other costs (income)	2.8	(0.1)
Jackson mill conversion-related activities	—	8.9
Total special items	2.8	8.8
EBITDA excluding special items	$421.1	$333.2

The following table reconciles segment operating income (loss) to segment EBITDA and segment EBITDA excluding special items for the periods indicated (dollars in millions):

	Three Months Ended
	March 31,
	2025	2024
Packaging
Segment operating income	$278.1	$203.8
Depreciation, amortization, and depletion	128.4	118.5
EBITDA	406.5	322.3
Facilities closure and other costs (income)	2.8	(0.1)
Jackson mill conversion-related activities	—	4.0
EBITDA excluding special items	$409.3	$326.2

Paper
Segment operating income	$35.6	$29.7
Depreciation, amortization, and depletion	4.6	6.0
EBITDA	40.2	35.7
Jackson mill conversion-related activities	—	4.9
EBITDA excluding special items	$40.2	$40.6

Corporate and Other
Segment operating loss	$(33.4)	$(37.5)
Depreciation, amortization, and depletion	5.0	3.9
EBITDA	(28.4)	(33.6)
EBITDA excluding special items	$(28.4)	$(33.6)

Market Risk and Risk Management Policies

PCA is exposed to the impact of commodity price changes, interest rate changes, and changes in the market value of its financial instruments. To manage these risks, we may from time to time enter into transactions, including certain physical commodity transactions, that are determined to be derivatives. As of March 31, 2025, we are party to certain physical commodity transactions related to natural gas supply contracts. These contracts qualify for the normal purchase normal sale ("NPNS") exception, and we have elected that exception. For a discussion of derivatives and hedging activities, see Note 2, Summary of Significant Account Policies, of the Notes to Consolidated Financial Statements in “Part II, Item 8. Financial Statements and Supplementary Data” of our 2024 Annual Report on Form 10-K.

At March 31, 2025, interest rates on 100% of PCA’s outstanding debt are fixed.

Off-Balance-Sheet Activities

The Company does not have any off-balance sheet arrangements as of March 31, 2025.

Environmental Matters

There have been no material changes to the disclosure set forth in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Environmental Matters” filed with our 2024 Annual Report on Form 10-K.

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

PCA has included in its 2024 Annual Report on Form 10-K a discussion of its critical accounting policies and estimates which require management’s most difficult, subjective, or complex judgments used in the preparation of its consolidated financial statements. PCA has not had any changes to these critical accounting estimates during the first three months of 2025.

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
•
fluctuations in purchased energy costs;
•
the possibility of unplanned outages or interruptions at our principal facilities; and
•
governmental, legislative or regulatory actions or requirements, particularly concerning environmental or tax matters or trade policy.

Our actual results, performance or achievement could differ materially from those expressed in, or implied by, these forward-looking statements, and accordingly, we can give no assurances that any of the events anticipated by the forward-looking statements will transpire or occur, or if any of them do occur, what impact they will have on our results of operations or financial condition. Given these uncertainties, investors are cautioned not to place undue reliance on these forward-looking statements. We expressly disclaim any obligation to publicly revise any forward-looking statements that have been made to reflect the occurrence of events after the date hereof. For a discussion of other factors, risks and uncertainties that may affect our business, see Item 1A. Risk Factors included in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

Prior to filing this report, PCA completed an evaluation under the supervision and with the participation of PCA’s management, including PCA’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of PCA’s disclosure controls and procedures as of March 31, 2025. The evaluation of PCA’s disclosure controls and procedures included a review of the controls’ objectives and design, PCA’s implementation of the controls, and the effect of the controls on the information generated for use in this report. Based on this evaluation, PCA’s Chief Executive Officer and Chief Financial Officer concluded that PCA’s disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2025.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule13a-15(f) under the Exchange Act) that occurred during the most recent fiscal quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

The disclosure set forth under the caption "Legal Proceedings" in Note 19, Commitments, Guarantees, Indemnifications and Legal Proceedings, of the Condensed Notes to Unaudited Quarterly Consolidated Financial Statements in "Part I, Item 1. Financial Statements" of this Form 10-Q is incorporated herein by reference.

Item 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed in “Part I, Item IA. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table presents information related to our repurchases of common stock made under repurchase plans authorized by PCA's Board of Directors, and shares withheld to cover taxes on vesting of equity awards, during the three months ended March 31, 2025:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in millions)
January 1-31, 2025	—	$—	—	$436.0
February 1-28, 2025	74,104	207.19	—	436.0
March 1-31, 2025	455	213.25	—	436.0
Total	74,559	$207.22	—	$436.0
(a)
All shares were withheld from employees to cover income and payroll taxes on equity awards that vested during the period.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

During the three months ended March 31, 2025, none of the Company's directors or officers adopted or terminated any contract, instruction, or written plan for the purchase or sale of our securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any non-Rule 10b5-1 trading arrangements as defined in Item 408(a) of Regulation S-K.

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

Packaging Corporation of America

/s/ KENT A. PFLEDERER
Kent A. Pflederer Executive Vice President and Chief Financial Officer

Date: May 8, 2025