Form 10-Q
period 2025-06-30
PACKAGING CORP OF AMERICA
filed 2025-08-07
CIK 75677

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

As of August 1, 2025, the Registrant had outstanding 89,978,783 shares of common stock, par value $0.01 per share.

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

i

PART I

FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Packaging Corporation of America

Consolidated Statements of Income and Comprehensive Income

(unaudited, dollars in millions, except per-share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Statements of Income:
Net sales	$2,171.3	$2,075.3	$4,312.3	$4,054.8
Cost of sales	(1,688.3)	(1,637.6)	(3,374.5)	(3,246.7)
Gross profit	483.0	437.7	937.8	808.1
Selling, general and administrative expenses	(153.2)	(149.5)	(314.6)	(301.3)
Other income (expense), net	3.9	(12.2)	(9.2)	(34.8)
Income from operations	333.7	276.0	614.0	472.0
Non-operating pension income	—	1.1	—	2.2
Interest expense, net	(13.1)	(10.4)	(26.0)	(19.9)
Income before taxes	320.6	266.7	588.0	454.3
Provision for income taxes	(79.1)	(67.8)	(142.7)	(108.4)
Net income	$241.5	$198.9	$445.3	$345.9
Net income per common share:
Basic	$2.68	$2.22	$4.95	$3.86
Diluted	$2.67	$2.21	$4.93	$3.84
Dividends declared per common share	$1.25	$1.25	$2.50	$2.50
Statements of Comprehensive Income:
Net income	$241.5	$198.9	$445.3	$345.9
Other comprehensive income, net of tax:
Changes in unrealized (losses) gains on marketable debt securities, net of tax $0.0 million for all periods presented in 2025 and 2024	—	(0.1)	0.1	(0.2)
Amortization of pension and postretirement plans actuarial loss and prior service cost, net of tax of ($0.3) million, ($0.3) million, ($0.6) million, and ($0.7) million, respectively	0.9	1.1	1.9	2.1
Other comprehensive income	0.9	1.0	2.0	1.9
Comprehensive income	$242.4	$199.9	$447.3	$347.8

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Packaging Corporation of America

Consolidated Balance Sheets

(unaudited, dollars and shares in millions, except per-share data)

	June 30,	December 31,
	2025	2024
ASSETS
Current Assets:
Cash and cash equivalents	$787.9	$685.0
Short-term marketable debt securities	92.4	102.0
Accounts receivable, net of allowance for credit losses and customer deductions of $15.6 million and $20.6 million as of June 30, 2025 and December 31, 2024, respectively	1,195.1	1,144.0
Inventories	1,144.7	1,124.9
Prepaid expenses and other current assets	105.7	166.9
Federal and state income taxes receivable	10.8	10.2
Total current assets	3,336.6	3,233.0
Property, plant, and equipment, net	4,115.9	4,039.0
Goodwill	922.4	922.4
Other intangible assets, net	173.1	191.9
Operating lease right-of-use assets	314.4	276.9
Long-term marketable debt securities	75.6	65.2
Other long-term assets	103.2	104.8
Total assets	$9,041.2	$8,833.2
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Operating lease obligations	$86.7	$80.5
Finance lease obligations	2.2	2.1
Accounts payable	490.7	430.3
Dividends payable	115.8	116.3
Accrued liabilities	238.2	362.9
Accrued interest	9.4	9.5
Total current liabilities	943.0	1,001.6
Long-term liabilities:
Long-term debt	2,475.2	2,474.2
Operating lease obligations	241.2	208.0
Finance lease obligations	5.5	6.7
Deferred income taxes	564.9	561.9
Compensation and benefits	98.1	95.9
Other long-term liabilities	81.2	80.9
Total long-term liabilities	3,466.1	3,427.6
Commitments and contingent liabilities (Note 18)
Stockholders' equity:
Common stock, par value $0.01 per share, 300.0 million shares authorized, 90.0 million and 89.8 million shares issued as of June 30, 2025 and December 31, 2024, respectively	0.9	0.9
Additional paid in capital	699.1	669.8
Retained earnings	3,973.5	3,776.7
Accumulated other comprehensive loss	(41.4)	(43.4)
Total stockholders' equity	4,632.1	4,404.0
Total liabilities and stockholders' equity	$9,041.2	$8,833.2

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Packaging Corporation of America

Consolidated Statements of Cash Flows

(unaudited, dollars in millions)

	Six Months Ended
	June 30,
	2025	2024
Cash Flows from Operating Activities:
Net income	$445.3	$345.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization of intangibles	278.6	256.9
Amortization of deferred financing costs	1.0	1.2
Share-based compensation expense	28.1	29.2
Deferred income tax provision (benefit)	2.8	(5.9)
Net (gain) loss on asset disposals	(19.7)	7.4
Pension and post-retirement benefits expense, net of contributions	4.2	3.1
Other, net	3.5	22.2
Changes in operating assets and liabilities:
(Increase) decrease in assets —
Accounts receivable	(51.1)	(112.0)
Inventories	(19.7)	(16.4)
Prepaid expenses and other current assets	61.4	(142.3)
Increase (decrease) in liabilities —
Accounts payable	29.4	53.1
Accrued liabilities	(124.5)	92.3
Federal and state income taxes payable/receivable	(0.6)	4.0
Net cash provided by operating activities	638.7	538.7
Cash Flows from Investing Activities:
Additions to property, plant, and equipment	(317.8)	(321.7)
Additions to other long-term assets	(1.9)	(1.7)
Proceeds from asset disposals	33.0	0.6
Purchases of available-for-sale debt securities	(72.0)	(62.6)
Proceeds from sales of available-for-sale debt securities	12.6	1.5
Proceeds from maturities of available-for-sale debt securities	59.1	60.1
Net cash used for investing activities	(287.0)	(323.8)
Cash Flows from Financing Activities:
Repayments of debt and finance lease obligations	(1.0)	(1.0)
Common stock dividends paid	(224.7)	(224.2)
Shares withheld to cover employee restricted stock taxes	(23.1)	(24.1)
Net cash used for financing activities	(248.8)	(249.3)
Net increase (decrease) in cash and cash equivalents	102.9	(34.4)
Cash and cash equivalents, beginning of period	685.0	648.0
Cash and cash equivalents, end of period	$787.9	$613.6

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Packaging Corporation of America

Consolidated Statements of Changes in Stockholders’ Equity

(unaudited, dollars in millions and shares in thousands)

	Common Stock		Additional Paid in	Retained	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Earnings	Loss	Equity
Balance at April 1, 2025	89,928	$0.9	$687.8	$3,852.8	$(42.3)	$4,499.2
Common stock withheld and retired to cover taxes on vested stock awards	(42)	—	(0.4)	(7.2)	—	(7.6)
Common stock dividends declared	—	—	—	(113.6)	—	(113.6)
Share-based compensation and other	94	—	11.7	—	—	11.7
Comprehensive income	—	—	—	241.5	0.9	242.4
Balance at June 30, 2025	89,980	$0.9	$699.1	$3,973.5	$(41.4)	$4,632.1

	Common Stock		Additional Paid in	Retained	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Earnings	Loss	Equity
Balance at April 1, 2024	89,804	$0.9	$640.5	$3,459.6	$(70.0)	$4,031.0
Common stock withheld and retired to cover taxes on vested stock awards	(8)	—	(0.1)	(1.4)	—	(1.5)
Common stock dividends declared	—	—	—	(112.7)	—	(112.7)
Share-based compensation and other	19	—	9.9	—	—	9.9
Comprehensive income	—	—	—	198.9	1.0	199.9
Balance at June 30, 2024	89,815	$0.9	$650.3	$3,544.4	$(69.0)	$4,126.6

	Common Stock		Additional Paid in	Retained	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Earnings	Loss	Equity
Balance at January 1, 2025	89,802	$0.9	$669.8	$3,776.7	$(43.4)	$4,404.0
Common stock withheld and retired to cover taxes on vested stock awards	(116)	—	(1.2)	(21.9)	—	(23.1)
Common stock dividends declared	—	—	—	(226.6)	—	(226.6)
Share-based compensation and other	294	—	30.5	—	—	30.5
Comprehensive income	—	—	—	445.3	2.0	447.3
Balance at June 30, 2025	89,980	$0.9	$699.1	$3,973.5	$(41.4)	$4,632.1

	Common Stock		Additional Paid in	Retained	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Earnings	Loss	Equity
Balance at January 1, 2024	89,625	$0.9	$620.1	$3,447.2	$(70.9)	$3,997.3
Common stock withheld and retired to cover taxes on vested stock awards	(135)	—	(1.3)	(22.8)	—	(24.1)
Common stock dividends declared	—	—	—	(225.9)	—	(225.9)
Share-based compensation and other	325	—	31.5	—	—	31.5
Comprehensive income	—	—	—	345.9	1.9	347.8
Balance at June 30, 2024	89,815	$0.9	$650.3	$3,544.4	$(69.0)	$4,126.6

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

On July 1, 2025, we announced our entry into a definitive agreement to purchase the containerboard business of Greif, Inc. (“Greif”) for $1.8 billion in cash (the “Greif Acquisition”). The transaction is expected to close by the end of the third quarter, subject to certain customary conditions, including regulatory approval. The Greif containerboard business includes two containerboard mills with approximately 800,000 tons of production capacity and eight sheet feeder and corrugated plants located across the United States. The operating results of the Greif Acquisition will be included in PCA’s results upon closing of the transaction.

The consolidated financial statements of PCA as of June 30, 2025 and for the three and six months ended June 30, 2025 and 2024 are unaudited but include all adjustments (consisting only of normal recurring adjustments) that management considers necessary for a fair presentation of such financial statements. The preparation of the consolidated financial statements involves the use of estimates and accruals. Actual results may vary from those estimates. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with Article 10 of Regulation S-X of the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete audited financial statements. Operating results for the three and six months ended June 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. These consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2024.

The consolidated financial statements include the accounts of PCA and its majority-owned subsidiaries after elimination of intercompany balances and transactions.

2. New and Recently Adopted Accounting Standards

Recently Adopted Accounting Standards

Effective January 1, 2024, we adopted ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This ASU improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The new guidance is required to be applied retrospectively. The adoption of this update did not have a significant impact on the Company’s related disclosure as reflected in Note 17, Segment Information, in this Quarterly Report on Form 10-Q.

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

The following table presents our revenues disaggregated by product line (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Packaging	$2,005.9	$1,908.3	$3,976.3	$3,706.5
Paper	145.8	150.1	300.0	313.9
Corporate and Other	19.6	16.9	36.0	34.4
Total revenue	$2,171.3	$2,075.3	$4,312.3	$4,054.8

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

4. Earnings Per Share

The following table sets forth the computation of basic and diluted income per common share for the periods presented (dollars and shares in millions, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Numerator:	2025	2024	2025	2024
Net income	$241.5	$198.9	$445.3	$345.9
Less: Distributed and undistributed earnings allocated to participating securities	(1.6)	(1.4)	(3.0)	(2.5)
Net income attributable to common shareholders	$239.9	$197.5	$442.3	$343.4
Denominator:
Weighted average basic common shares outstanding	89.3	89.1	89.3	89.1
Effect of dilutive securities	0.4	0.4	0.4	0.4
Weighted average diluted common shares outstanding	89.7	89.5	89.7	89.5
Basic income per common share	$2.68	$2.22	$4.95	$3.86
Diluted income per common share	$2.67	$2.21	$4.93	$3.84

5. Other Income (Expense), Net

The components of other expense, net, were as follows (dollars in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Facilities closure and other income (costs) (a)	$25.3	$(0.1)	$23.0	$—
Asset disposals and write-offs	(10.5)	(8.0)	(18.8)	(15.5)
Acquisition and integration-related costs	(1.6)	—	(1.6)	—
DeRidder litigation (b)	—	(2.0)	—	(125.7)
DeRidder litigation insurance recovery (b)	—	2.0	—	125.7
Jackson mill conversion-related activities (c)	—	0.6	—	(7.6)
Other	(9.3)	(4.7)	(11.8)	(11.7)
Total	$3.9	$(12.2)	$(9.2)	$(34.8)

(a)
For the three and six months ended June 30, 2025, includes income related to gains on sales of corrugated products facilities, partially offset by closure costs related to corrugated products facilities. For the three months ended June 30, 2024, includes charges consisting of closure costs related to corrugated products facilities. For the six months ended June 30, 2024, these charges were completely offset by income primarily related to a favorable lease buyout for a closed corrugated products facility during the first quarter of 2024.

(b)
On April 24, 2024, a jury for the remaining DeRidder mill lawsuit that was tried in the U.S. District Court for the Middle District of Louisiana awarded plaintiffs compensatory damages plus interest. For more information on the DeRidder mill lawsuit, see Note 19, Commitments, Guarantees, Indemnifications, and Legal Proceedings, of the Notes to Consolidated Financial Statements in “Part II, Item 8. Financial Statements and Supplementary Data” of our 2024 Annual Report on Form 10-K.

(c)
Includes items related to the announced discontinuation of production of uncoated freesheet paper grades on the No. 3 machine at the Jackson, Alabama mill associated with the permanent conversion of the machine to produce linerboard and other paper-to-containerboard conversion related activities.

6. Income Taxes

For the three months ended June 30, 2025 and 2024, we recorded $79.1 million and $67.8 million of income tax expense and had an effective tax rate of 24.7% and 25.4%, respectively. The decrease in our effective tax rate for the three months ended June 30, 2025 compared to the same period in 2024 was primarily due to higher excess tax benefits associated with employee restricted stock and performance unit vests.

For the six months ended June 30, 2025 and 2024, we recorded $142.7 million and $108.4 million of income tax expense and had an effective tax rate of 24.3% and 23.9%, respectively. The increase in our effective tax rate for the six months ended June 30, 2025 compared to the same period in 2024 was primarily due to lower excess tax benefits associated with employee restricted stock and performance unit vests.

Our current effective tax rate is higher than the federal statutory income tax rate of 21.0% due primarily to the effect of state and local income taxes. During the six months ended June 30, 2025 and 2024, cash paid for taxes, net of refunds received, was $140.5 million and $110.3 million, respectively. The increase in cash tax payments between the periods is primarily due to higher 2025 forecasted taxable income.

During the three and six months ended June 30, 2025 and 2024, there were no significant changes to our uncertain tax positions. For more information, see Note 7, Income Taxes, of the Notes to Consolidated Financial Statements in “Part II, Item 8. Financial Statements and Supplementary Data” of our 2024 Annual Report on Form 10-K.

On July 4, 2025, the President signed into law H.R.1, the One Big Beautiful Bill Act (“OBBBA”). The OBBBA includes significant tax law changes such as providing for the full expensing of certain depreciable property as well as full expensing of domestic research and development expenditures. The provisions of the OBBBA have various effective dates, with certain provisions effective in 2025 and others through 2027. We are currently in the process of evaluating the impact of the OBBBA on our consolidated financial statements.

7. Inventories

We value our raw materials, work in process, and finished goods inventories using lower of cost, as determined by the average cost method, or net realizable value. Supplies and materials are valued at the first-in, first-out (FIFO) or average cost method.

The components of inventories were as follows (dollars in millions):

	June 30,	December 31,
	2025	2024
Raw materials	$356.4	$356.6
Work in process	17.4	15.5
Finished goods	233.2	234.0
Supplies and materials	537.7	518.8
Inventories	$1,144.7	$1,124.9

8. Property, Plant, and Equipment

The components of property, plant, and equipment were as follows (dollars in millions):

	June 30,	December 31,
	2025	2024
Land and land improvements	$216.4	$203.4
Buildings	1,234.3	1,140.0
Machinery and equipment	7,547.0	7,368.8
Construction in progress	350.9	397.2
Other	200.2	195.8
Property, plant and equipment, at cost	9,548.8	9,305.2
Less accumulated depreciation	(5,432.9)	(5,266.2)
Property, plant, and equipment, net	$4,115.9	$4,039.0

Depreciation expense for the three months ended June 30, 2025 and 2024 was $130.8 million and $118.7 million, respectively. During the six months ended June 30, 2025 and 2024, depreciation expense was $258.9 million and $236.8 million, respectively. During the six months ended June 30, 2025, we recognized $3.6 million of incremental depreciation expense as a result of closure costs related to corrugated products facilities. We recognized $1.5 million of incremental depreciation expense during the six months ended June 30, 2024 as a result of Jackson mill conversion-related activities.

At June 30, 2025 and December 31, 2024, purchases of property, plant, and equipment included in accounts payable were $64.8 million and $33.8 million, respectively.

9. Goodwill and Intangible Assets

Goodwill

Goodwill represents the excess of the cost of an acquired business over the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed in a business combination. At both June 30, 2025 and December 31, 2024, we had $922.4 million of goodwill recorded in our Packaging segment, which represents the entire goodwill balance reported on our Consolidated Balance Sheets.

Intangible Assets

Intangible assets are primarily comprised of customer relationships and trademarks and trade names. The weighted average remaining useful life, gross carrying amount, and accumulated amortization of our intangible assets were as follows (dollars in millions):

	June 30, 2025			December 31, 2024
	Weighted Average Remaining Useful Life (in Years)	Gross Carrying Amount	Accumulated Amortization	Weighted Average Remaining Useful Life (in Years)	Gross Carrying Amount	Accumulated Amortization
Customer relationships	6.3	$546.0	$380.2	6.6	$546.0	$362.4
Trademarks and trade names	5.8	41.3	34.0	6.0	41.3	33.0
Other	1.4	4.4	4.4	1.9	4.4	4.4
Total intangible assets (excluding goodwill)	6.2	$591.7	$418.6	6.6	$591.7	$399.8

During the six months ended June 30, 2025 and 2024, amortization expense was $18.8 million and $18.9 million, respectively.

10. Accrued Liabilities

The components of accrued liabilities were as follows (dollars in millions):

	June 30,	December 31,
	2025	2024
Compensation and benefits	$134.3	$168.5
Medical insurance and workers’ compensation	30.3	29.1
Franchise, property, sales and use taxes	29.1	18.7
Customer rebates and other credits	26.4	33.9
Severance, retention, and relocation	4.4	3.4
Environmental liabilities and asset retirement obligations	2.0	3.2
DeRidder litigation and other litigation (a)	—	96.2
Other	11.7	9.9
Total	$238.2	$362.9

(a)
Settlement amounts for the DeRidder and other litigation were included in the Consolidated Balance Sheet as of December 31, 2024 and were fully insured. As of June 30, 2025, these settlements have been paid. For more information on the DeRidder litigation, see Note 19, Commitments, Guarantees, Indemnifications, and Legal Proceedings, of the Notes to Consolidated Financial Statements in “Part II, Item 8. Financial Statements and Supplementary Data” of our 2024 Annual Report on Form 10-K.

11. Debt

For the six months ended June 30, 2025 and 2024, cash payments for interest were $46.7 million and $53.9 million, respectively.

Included in interest expense, net is the amortization of financing costs, which includes the amortization of debt issuance costs and amortization of bond discount. For the three months ended June 30, 2025 and 2024, amortization of debt issuance costs was $0.4 million and $0.5 million, respectively, and during the six months ended June 30, 2025 and 2024, amortization of debt issuance costs was $0.8 million and $1.0 million, respectively. For both the three and six month periods ended June 30, 2025 and 2024, the amortization of bond discount was insignificant.

At June 30, 2025, we had $2,492.4 million of fixed-rate senior notes outstanding. The fair value of our fixed-rate debt was estimated to be $2,128.7 million. The difference between the book value and fair value is due to the difference between the period-end market interest rate and the stated rate of our fixed-rate debt. We estimated the fair value of our fixed-rate debt using quoted market prices (Level 2 inputs) within the fair value hierarchy, which is further defined in Note 2, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements in "Part II, Item 8. Financial Statements and Supplementary Data" of our 2024 Annual Report on Form 10-K.

For more information on our long-term debt and interest rates on that debt, see Note 10, Debt, of the Notes to Consolidated Financial Statements in "Part II, Item 8. Financial Statements and Supplementary Data" of our 2024 Annual Report on Form 10-K.

12. Cash, Cash Equivalents, and Marketable Debt Securities

The following table shows the Company’s cash, cash equivalents, and available-for-sale ("AFS") debt securities by major asset category at June 30, 2025 and December 31, 2024 (in millions):

	June 30, 2025
	Adjusted Cost Basis	Unrealized Gain	Unrealized Loss	Fair Value	Cash and Cash Equivalents	Short-Term Marketable Debt Securities	Long-Term Marketable Debt Securities
Cash and cash equivalents	$784.7	$—	$—	$784.7	$784.7	$—	$—
Level 1 (a):
U.S. Treasury securities	39.7	0.1	—	39.8	—	19.3	20.5
Money market funds	1.4	—	—	1.4	1.4	—	—
Subtotal	41.1	0.1	—	41.2	1.4	19.3	20.5
Level 2 (b):
Corporate debt securities	122.8	0.3	—	123.1	0.9	69.1	53.1
Certificates of deposit	4.1	—	—	4.1	0.9	3.2	—
U.S. government agency securities	2.8	—	—	2.8	—	0.8	2.0
Subtotal	129.7	0.3	—	130.0	1.8	73.1	55.1
Total	$955.5	$0.4	$—	$955.9	$787.9	$92.4	$75.6

	December 31, 2024
	Adjusted Cost Basis	Unrealized Gain	Unrealized Loss	Fair Value	Cash and Cash Equivalents	Short-Term Marketable Debt Securities	Long-Term Marketable Debt Securities
Cash and cash equivalents	$684.8	$—	$—	$684.8	$684.8	$—	$—
Level 1 (a):
U.S. Treasury securities	30.8	0.1	—	30.9	—	23.0	7.9
Money market funds	0.2	—	—	0.2	0.2	—	—
Subtotal	31.0	0.1	—	31.1	0.2	23.0	7.9
Level 2 (b):
Corporate debt securities	131.2	0.3	—	131.5	—	75.8	55.7
Certificates of deposit	2.4	—	—	2.4	—	2.4	—
U.S. government agency securities	2.4	—	—	2.4	—	0.8	1.6
Subtotal	136.0	0.3	—	136.3	—	79.0	57.3
Total	$851.8	$0.4	$—	$852.2	$685.0	$102.0	$65.2
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

For both the three and six months ended June 30, 2025 and 2024, net realized gains and losses on the sales and maturities of certain marketable debt securities were insignificant.

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

As of June 30, 2025 and December 31, 2024, we do not consider any of the impairments related to our marketable debt securities to be the result of credit losses. Therefore, we have not recorded an allowance for credit losses related to our marketable debt securities. All unrealized gains and losses were recorded in other comprehensive income (OCI).

The following tables provide information about the Company’s marketable debt securities that have been in a continuous loss position as of June 30, 2025 and December 31, 2024 (in millions, except number of marketable debt securities in a loss position):

	June 30, 2025
	Fair Value of Marketable Debt Securities in a Loss Position < 12 Months	Number of Marketable Debt Securities in a Loss Position < 12 Months	Unrealized Losses < 12 Months (c)	Fair Value of Marketable Debt Securities in a Loss Position ≥ 12 Months	Number of Marketable Debt Securities in a Loss Position ≥ 12 Months	Unrealized Losses ≥ 12 Months (c)
Corporate debt securities	$13.3	18	$—	$—	—	$—
U.S. Treasury securities	5.2	4	—	1.2	1	—
U.S. government agency securities	1.8	2	—	—	—	—
Certificates of deposit	1.6	2	—	—	—	—
	$21.9	26	$—	$1.2	1	$—

	December 31, 2024
	Fair Value of Marketable Debt Securities in a Loss Position < 12 Months	Number of Marketable Debt Securities in a Loss Position < 12 Months	Unrealized Losses < 12 Months	Fair Value of Marketable Debt Securities in a Loss Position ≥ 12 Months	Number of Marketable Debt Securities in a Loss Position ≥ 12 Months	Unrealized Losses ≥ 12 Months (c)
Corporate debt securities	$16.5	26	$0.1	$2.7	4	$—
U.S. Treasury securities	3.1	4	—	6.7	5	—
U.S. government agency securities	0.8	1	—	—	—	—
	$20.4	31	$0.1	$9.4	9	$—

(c)
Unrealized losses were insignificant for the period presented.

13. Employee Benefit Plans and Other Postretirement Benefits

The components of net periodic benefit cost for our pension plans were as follows (dollars in millions):

	Pension Plans
	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Service cost	$2.6	$3.1	$5.2	$6.3
Interest cost	14.3	13.9	28.6	27.7
Expected return on plan assets	(15.6)	(16.5)	(31.2)	(32.9)
Net amortization of unrecognized amounts
Prior service cost	1.4	1.4	2.8	2.7
Actuarial loss	—	0.2	—	0.4
Net periodic benefit cost	$2.7	$2.1	$5.4	$4.2

PCA makes pension plan contributions that are sufficient to fund its actuarially determined costs, generally equal to the minimum amounts required by the Employee Retirement Income Security Act (ERISA). From time to time, PCA may make additional discretionary contributions based on the funded status of the plans, tax deductibility, income from operations, and other factors. During both the three and six months ended June 30, 2025 and 2024, payments to our nonqualified pension plans were insignificant. During both the three and six months ended June 30, 2025 and 2024, we did not make any contributions to our qualified pension plans. We do not have a required minimum contribution amount established for 2025.

For both the three and six months ended June 30, 2025 and 2024, the net periodic benefit cost for our postretirement plans was insignificant.

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

As of June 30, 2025, assuming performance units are paid out at the target level of performance, 2.5 million shares were available for future grants under the current plan. Forfeitures are added back to the pool of shares of common stock available to be granted at a future date.

The following table presents restricted stock and performance unit award activity for the six months ended June 30, 2025:

	Restricted Stock		Performance Units
	Shares	Weighted Average Grant- Date Fair Value	Shares	Weighted Average Grant- Date Fair Value
Outstanding at January 1, 2025	620,403	$148.63	358,466	$119.17
Granted	147,265	211.53	129,853	211.72
Vested (a)	(151,242)	136.36	(139,443)	167.14
Forfeitures	(5,157)	162.11	—	—
Outstanding at June 30, 2025	611,269	$166.71	348,876	$171.68
(a)
Upon payout of the performance unit awards that vested during the period, PCA issued 151,895 shares, which included 12,452 shares for dividends accrued during the performance period.

Compensation Expense

Our share-based compensation expense is primarily recorded in "Selling, general, and administrative expenses." Compensation expense for share-based awards recognized in the Consolidated Statements of Income, net of forfeitures, was as follows (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Restricted stock	$6.1	$6.0	$20.0	$19.9
Performance units	4.2	3.9	8.1	9.3
Total share-based compensation expense	10.3	9.9	28.1	29.2
Income tax benefit	(2.6)	(2.5)	(7.0)	(7.3)
Share-based compensation expense, net of tax benefit	$7.7	$7.4	$21.1	$21.9

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

The unrecognized compensation expense for all share-based awards at June 30, 2025 was as follows (dollars in millions):

	June 30, 2025
	Unrecognized Compensation Expense	Remaining Weighted Average Recognition Period (in years)
Restricted stock	$40.1	2.8
Performance units	33.9	2.5
Total unrecognized share-based compensation expense	$74.0	2.7

15. Stockholders' Equity

Dividends

During the six months ended June 30, 2025, we paid $224.7 million of dividends to shareholders. On May 7, 2025, PCA’s Board of Directors declared a regular quarterly cash dividend of $1.25 per share of common stock, which was paid on July 15, 2025 to shareholders of record as of June 13, 2025. The dividend payment was $112.5 million.

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

The Company did not repurchase any shares of its common stock under this authority during the three months ended June 30, 2025. At June 30, 2025, $436.0 million of the authorized amount remained available for repurchase of the Company’s common stock.

Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) (AOCI) by component were as follows (dollars in millions). Amounts in parentheses indicate losses:

	Unrealized Loss On Foreign Exchange Contracts	Unrealized Loss on Marketable Debt Securities	Unfunded Employee Benefit Obligations	Total
Balance at January 1, 2025	$(0.1)	$0.2	$(43.5)	$(43.4)
Other comprehensive loss before reclassifications, net of tax	—	0.1	—	0.1
Amounts reclassified from AOCI, net of tax	—	—	1.9	1.9
Balance at June 30, 2025	$(0.1)	$0.3	$(41.6)	$(41.4)

Reclassifications out of AOCI were as follows (dollars in millions). Amounts in parentheses indicate expenses in the Consolidated Statements of Income:

	Amounts Reclassified from AOCI
	Three Months Ended June 30,		Six Months Ended June 30,
Details about AOCI Components	2025	2024	2025	2024
Unfunded employee benefit obligations (a)
Amortization of prior service costs	$(1.3)	$(1.3)	$(2.7)	$(2.6)	See (a) below
Amortization of actuarial gains (losses)	0.1	(0.1)	0.2	(0.2)	See (a) below
	(1.2)	(1.4)	(2.5)	(2.8)	Total before tax
	0.3	0.3	0.6	0.7	Tax benefit
	$(0.9)	$(1.1)	$(1.9)	$(2.1)	Net of tax

(a)
These AOCI components are included in the computation of net pension and postretirement benefit costs. See Note 13, Employee Benefit Plans and Other Postretirement Benefits, for additional information.

16. Transactions With Related Parties

Louisiana Timber Procurement Company, L.L.C. ("LTP") is a variable-interest entity that is 50% owned by PCA and 50% owned by Boise Cascade Company ("Boise Cascade"). LTP procures sawtimber, pulpwood, residual chips, and other residual wood fiber to meet the wood and fiber requirements of PCA and Boise Cascade in Louisiana. PCA is the primary beneficiary of LTP and has the power to direct the activities that most significantly affect the economic performance of LTP. Therefore, we consolidate 100% of LTP in our financial statements in our Corporate and Other segment. The carrying amounts of LTP's assets and liabilities (which relate primarily to non-inventory working capital items) on our Consolidated Balance Sheets were $4.3 million at June 30, 2025 and $3.1 million at December 31, 2024. During the three months ended June 30, 2025 and 2024, we recorded $17.9 million and $21.3 million, respectively, and during the six months ended June 30, 2025 and 2024, we recorded $32.8 million and $41.1 million, respectively, of LTP sales to Boise Cascade in "Net Sales" in the Consolidated Statements of Income and approximately the same amount of expenses in "Cost of Sales".

During the three months ended June 30, 2025 and 2024, fiber purchases from related parties were $2.4 million and $3.1 million, respectively, and during the six months ended June 30, 2025 and 2024, fiber purchases from related parties were $4.0 million and $5.7 million, respectively. Most of these purchases related to chip and log purchases by LTP from Boise Cascade's wood products business. These purchases are recorded in "Cost of Sales" in the Consolidated Statements of Income.

17. Segment Information

We report our business in three reportable segments: Packaging, Paper, and Corporate and Other. These segments represent distinct businesses that are managed separately because of differing products and services. Each of these businesses requires distinct operating and marketing strategies.

Each segment’s profits and losses are measured on operating profits before non-operating pension income, interest expense, net, and income taxes. For many of these allocated expenses, the related assets and liabilities remain in the Corporate and Other segment.

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

Analysis of Operations by Reportable Segment

An analysis of operations by reportable segment is as follows (dollars in millions):

Three Months Ended June 30, 2025	Packaging	Paper	Corporate and Other		Total
Trade sales	$2,005.9	$145.8	$19.6		$2,171.3
Intersegment sales	—	—	38.8		38.8
	2,005.9	145.8	58.4		2,210.1
Elimination of intersegment sales					(38.8)
Net sales					2,171.3

Less (a):
Variable costs (b)	(960.1)	(82.8)	—		—
Fixed costs (c)	(445.2)	(21.8)	—		—
Freight	(198.4)	(15.2)	—		—
Other segment items (d)	(55.9)	(0.2)	(96.8)		—
Income (loss) from operations	346.3	25.8	(38.4)	(e)	333.7

Non-operating pension expense					—
Interest expense, net					(13.1)
Income before taxes					$320.6

Other segment disclosures:
Segment sales to external customers	$2,005.9	$145.8	$19.6	(f)	$2,171.3
Depreciation, amortization, and depletion	131.8	4.5	4.4		140.7
Capital expenditures (g)	165.0	1.0	3.7		169.7
Assets	7,418.6	405.3	1,217.3		9,041.2

Three Months Ended June 30, 2024	Packaging	Paper	Corporate and Other		Total
Trade sales	$1,902.0	$150.1	$23.2		$2,075.3
Intersegment sales	6.3	—	38.8		45.1
	1,908.3	150.1	62.0		2,120.4
Elimination of intersegment sales					(45.1)
Net sales					2,075.3

Less (a):
Variable costs (b)	(937.1)	(84.1)	—		—
Fixed costs (c)	(412.9)	(22.0)	—		—
Freight	(201.0)	(17.3)	—		—
Other segment items (d)	(77.5)	—	(92.5)		—
Income (loss) from operations	279.8	26.7	(30.5)	(e)	276.0

Non-operating pension income					1.1
Interest expense, net					(10.4)
Income before taxes					$266.7

Other segment disclosures:
Segment sales to external customers	$1,902.0	$150.1	$23.2	(f)	$2,075.3
Depreciation, amortization, and depletion	120.1	4.5	3.9		128.5
Capital expenditures (g)	231.9	2.6	10.5		245.0
Assets	7,102.6	383.6	1,495.9		8,982.1

Six Months Ended June 30, 2025	Packaging	Paper	Corporate and Other		Total
Trade sales	$3,976.3	$300.0	$36.0		$4,312.3
Intersegment sales	—	—	78.8		78.8
	3,976.3	300.0	114.8		4,391.1
Elimination of intersegment sales					(78.8)
Net sales					4,312.3

Less (a):
Variable costs (b)	(1,921.2)	(165.7)	—		—
Fixed costs (c)	(892.7)	(40.6)	—		—
Freight	(395.1)	(32.0)	—		—
Other segment items (d)	(142.9)	(0.3)	(186.6)		—
Income (loss) from operations	624.4	61.4	(71.8)	(e)	614.0

Non-operating pension expense					—
Interest expense, net					(26.0)
Income before taxes					$588.0

Other segment disclosures:
Segment sales to external customers	$3,976.3	$300.0	$36.0	(f)	$4,312.3
Depreciation, amortization, and depletion	260.1	9.1	9.4		278.6
Capital expenditures (g)	296.1	1.8	19.9		317.8
Assets	7,418.6	405.3	1,217.3		9,041.2

Six Months Ended June 30, 2024	Packaging	Paper	Corporate and Other		Total
Trade sales	$3,695.4	$313.9	$45.5		$4,054.8
Intersegment sales	11.1	—	78.2		89.3
	3,706.5	313.9	123.7		4,144.1
Elimination of intersegment sales					(89.3)
Net sales					4,054.8

Less (a):
Variable costs (b)	(1,874.9)	(173.5)	—		—
Fixed costs (c)	(817.9)	(43.5)	—		—
Freight	(388.1)	(35.3)	—		—
Other segment items (d)	(142.0)	(5.2)	(191.7)		—
Income (loss) from operations	483.6	56.4	(68.0)	(e)	472.0

Non-operating pension income					2.2
Interest expense, net					(19.9)
Income before taxes					$454.3

Other segment disclosures:
Segment sales to external customers	$3,695.4	$313.9	$45.5	(f)	$4,054.8
Depreciation, amortization, and depletion	238.6	10.5	7.8		256.9
Capital expenditures (g)	303.6	3.9	14.2		321.7
Assets	7,102.6	383.6	1,495.9		8,982.1

(a)
The significant expense categories align with the segment-level information that is regularly provided to the CODM.
(b)
For the Packaging segment, primarily includes expense items for liner consumption, liner board discount, purchased sheets usage, medium consumption, raw materials, and hourly-employee related expenses and benefits. For the Paper segment, primarily includes expense items for chemicals, raw materials, finishing materials, and hourly-employee related expenses and benefits.
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

Guarantees and Indemnifications

We provide guarantees, indemnifications, and other assurances to third parties in the normal course of our business. These include tort indemnifications, environmental assurances, and representations and warranties in commercial agreements. At June 30, 2025, we are not aware of any material liabilities arising from any guarantee, indemnification, or financial assurance we have provided. If we determined such a liability was probable and subject to reasonable determination, we would accrue for it at that time.

DeRidder Mill Incident

Details on the legal proceedings associated with the incident at the Company’s DeRidder, Louisiana mill can be found in Note 19, Commitments, Guarantees, Indemnifications, and Legal Proceedings, of the Notes to Consolidated Financial Statements in “Part II, Item 8. Financial Statements and Supplementary Data” of our 2024 Annual Report on Form 10-K. As of December 31, 2024, the Company had recorded a liability of $59.2 million in “Accrued Liabilities” and a receivable of $59.2 million in “Prepaids and Other Assets” in the Consolidated Balance Sheets for the settlement amount to be paid to the plaintiffs and related insurance recovery from the Company’s insurers. As of June 30, 2025, the settlement amount has been paid, and no amounts remain outstanding.

Legal Proceedings

On July 29, 2025, PCA and seven other U.S. and Canadian containerboard producers were named as defendants in a purported class action lawsuit, Artuso Pastry Foods Corp v. Packaging Corporation of America, et al, No. 1:25-cv-08856, filed in the United States District Court for the Northern District of Illinois, alleging violations of the Sherman Act and the Clayton Act. The complaint alleges that the defendants conspired to raise prices of containerboard and restrict containerboard capacity, and that the purpose and effect of the alleged conspiracy was to artificially increase prices of containerboard products during the period of November 1, 2020, to the present. The complaint was filed as a purported class action suit on behalf of all purchasers of containerboard products during such period. The complaint seeks treble damages and costs, including attorney’s fees. PCA believes the allegations are without merit and will defend this lawsuit vigorously.

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

Executive Summary

Second quarter net sales were $2.17 billion in 2025 and $2.08 billion in 2024. We reported $242 million of net income, or $2.67 per diluted share, during the second quarter of 2025, compared to $199 million, or $2.21 per diluted share, during the same period in 2024. Net income included $17 million of income for special items in the second quarter of 2025, compared to an insignificant amount of income for special items in 2024 (discussed below). Excluding special items, net income was $224 million, or $2.48 per diluted share, during the second quarter of 2025, compared to $199 million, or $2.20 per diluted share, in the second quarter of 2024.1 The increase in net income was driven primarily by higher prices and mix in the Packaging segment, lower fiber costs, higher prices and mix in the Paper segment, and a lower tax rate. These items were partially offset by higher operating costs, higher maintenance outage expense, lower production and export sales volume in the Packaging Segment, higher depreciation expense, higher fixed and other expense, lower volume in the Paper segment, higher freight expense, and higher interest expense. For additional detail on special items included in reported GAAP results and other non-GAAP measures, see “Item 2. Non-GAAP Financial Measures.”

Packaging segment operating income was $346 million in the second quarter of 2025, compared to $280 million in the second quarter of 2024. Packaging segment EBITDA excluding special items was $453 million in the second quarter of 2025 compared to $400 million in the second quarter of 2024.1 The increase was due to higher prices and mix and lower fiber costs, partially offset by higher operating and converting costs, higher maintenance outage expense, lower production and export sales volumes, higher fixed and other expense, and higher freight and logistics expense. Prices and mix moved higher, reflecting our price increases for containerboard and corrugated products announced to customers in 2024 and earlier in 2025. Corrugated plant shipments were up 1.7% per day compared to the second quarter of 2024.

Paper segment operating income was $26 million in the second quarter of 2025, compared to $27 million in the second quarter of 2024. Paper segment EBITDA excluding special items was $30 million in the second quarter of 2025, compared to $31 million in the second quarter of 2024.1 The slight decrease in EBITDA excluding special items was due to higher operating costs and lower sales and production volumes and higher maintenance outage expense, partially offset by higher prices and mix and lower freight and fixed expenses.

Packaging segment operating income was $624 million in the first six months of 2025, compared to $484 million in the same period in 2024. Packaging segment EBITDA excluding special items was $862 million in the first six months of 2025 compared to $726 million in the first six months of 2024.1 The increase in EBITDA excluding special items was due primarily to higher prices and mix, lower fiber costs, higher sales and production volumes, partially offset by higher operating and converting costs, higher maintenance outage expenses, higher fixed and other costs, and higher freight and logistics expense.

1 Net income excluding special items, earnings per diluted share excluding special items, and segment EBITDA excluding special items are non-GAAP financial measures. See “Non-GAAP Financial Measures” later in this Item 2.

Paper segment operating income was $61 million in the first six months of 2025, compared to $56 million in the first six months of 2024. Paper segment EBITDA excluding special items was $71 million in the first six months of 2025 and 2024.1 The slight decrease in EBITDA excluding special items was due to lower sales and production volumes, higher operating costs, and higher maintenance outage expenses, partially offset by higher prices and mix, lower fixed and other costs, and lower freight and logistic expense.

On July 1, 2025, we announced our entry into a definitive agreement to purchase the containerboard business of Greif for $1.8 billion in cash. The transaction is expected to close by the end of the third quarter, subject to certain customary conditions, including regulatory approval. The Greif containerboard business includes two containerboard mills with approximately 800,000 tons of production capacity and eight sheet feeder and corrugated plants located across the United States. The operating results of the Greif Acquisition will be included in PCA’s results upon closing of the transaction. The acquisition is consistent with our historical growth strategy and will provide additional integration of containerboard we produce into our own corrugated products facilities.

Industry and Business Conditions

Trade publications reported North American industry-wide corrugated products shipments were down (2.6%) in total and (1.0%) per workday during the second quarter of 2025 compared to the same quarter of 2024. Reported industry containerboard production decreased (5.2%) compared to the second quarter of 2024. Reported industry containerboard inventories at the end of the second quarter of 2025 were approximately 2.6 million tons, down (2.1%) compared to the same period in 2024. Reported containerboard export shipments were down (16.2%) compared to the second quarter of 2024. In February 2025, reported index prices increased $40 per ton for linerboard and for corrugating medium.

The market for communication papers competes heavily with electronic data transmission and document storage alternatives. Increasing shifts to these alternatives have reduced usage of traditional print media and communication papers. Trade publications reported North American UFS paper shipments were down (8.5%) in the first six months of 2025, compared to the same period of 2024. Average prices reported by a trade publication for cut size office papers were higher by $20 per ton, or 1.4% in the second quarter of 2025, compared to the first quarter of 2025, and higher by $47 per ton, or 3.2%, compared to the second quarter of 2024. Reported index prices increased $30 per ton for cut size office papers and for offset printing papers in February 2025 and $10 per ton in April 2025.

Outlook

In the Packaging segment, we expect higher corrugated shipments and containerboard production compared to the second quarter. Export containerboard sales will be lower due to the effects of the global trade environment. We will build some containerboard inventory ahead of our fourth quarter maintenance outage at the DeRidder mill. We expect prices and mix in the Packaging segment to be relatively flat with second quarter levels. We also expect flat pricing in the Paper segment and expect production and sales to increase in the third quarter with the International Falls mill outage completed in the second quarter and seasonal back-to-school orders. We have no scheduled maintenance outages during the third quarter and expect maintenance outage expense to be lower. Freight costs will be higher with the full effect of first and second quarter rail rate increases at our mills. Operating costs are expected to be near second quarter levels and fiber costs will be slightly lower. Considering these items, we expect third quarter earnings to be higher than second quarter earnings, excluding special items. Our third quarter outlook does not include any possible impact from the pending acquisition of the Greif containerboard business.

Results of Operations

Three Months Ended June 30, 2025, compared to Three Months Ended June 30, 2024

The historical results of operations of PCA for the three months ended June 30, 2025 and 2024 are set forth below (dollars in millions):

	Three Months Ended
	June 30,
	2025	2024	Change
Packaging	$2,005.9	$1,908.3	$97.6
Paper	145.8	150.1	(4.3)
Corporate and Other	58.4	62.1	(3.7)
Intersegment eliminations	(38.8)	(45.2)	6.4
Net sales	$2,171.3	$2,075.3	$96.0

Packaging	$346.3	$279.8	$66.5
Paper	25.8	26.7	(0.9)
Corporate and Other	(38.4)	(30.5)	(7.9)
Income from operations	$333.7	$276.0	$57.7
Non-operating pension income	—	1.1	(1.1)
Interest expense, net	(13.1)	(10.4)	(2.7)
Income before taxes	320.6	266.7	53.9
Income tax provision	(79.1)	(67.8)	(11.3)
Net income	$241.5	$198.9	$42.6
Non-GAAP Measures (a)
Net income excluding special items	$224.2	$198.6	$25.6
Consolidated EBITDA	474.4	404.5	69.9
Consolidated EBITDA excluding special items	450.8	404.0	46.8
Packaging EBITDA	478.1	399.9	78.2
Packaging EBITDA excluding special items	452.9	400.0	52.9
Paper EBITDA	30.3	31.2	(0.9)
Paper EBITDA excluding special items	30.3	30.6	(0.3)

(a)
See “Non-GAAP Financial Measures” included in this Item 2 for a reconciliation of non-GAAP measures to the most comparable GAAP measure.

Net Sales

Net sales increased $96 million, or 4.6%, to $2,171 million during the three months ended June 30, 2025, compared to $2,075 million during the same period in 2024.

Packaging. Net sales increased $98 million, or 5.1%, to $2,006 million, compared to $1,908 million in the second quarter of 2024 due to higher containerboard and corrugated products prices and mix ($107 million), partially offset by lower volume ($9 million). In the second quarter of 2025, export and domestic containerboard outside shipments decreased (11.4%) compared to the second quarter of 2024. Our total corrugated products shipments were flat in total and up 1.7% per workday, with one less workday, compared to the same period in 2024. In the second quarter of 2025, our domestic containerboard prices were 10.8% higher, while export prices were 10.4% higher than the same period in 2024.

Paper. Net sales decreased $4 million, or (2.9%), to $146 million, compared to $150 million in the second quarter of 2024, due to lower volume ($8 million), partially offset by higher prices and mix ($4 million).

Gross Profit

Gross profit increased $45 million during the three months ended June 30, 2025, compared to the same period in 2024. The increase was driven primarily by higher prices and mix in the Packaging segment, lower fiber costs, higher prices and mix in the Paper segment, partially offset by higher operating costs, higher maintenance outage expense, lower volumes in the Packaging and Paper segment, higher fixed and other expense, and higher freight expense. In the three months ended June 30, 2025, gross profit included $1 million of special items expense related to corrugated facility closure. In the three months ended June 30, 2024, gross profit included no special items.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses (“SG&A”) increased $4 million during the three months ended June 30, 2025, compared to the same period in 2024. The increase was primarily due to higher employee-related expenses and insurance.

Other Income (Expense), Net

Other income (expense), net, for the three months ended June 30, 2025 and 2024 are set forth below (dollars in millions):

	Three Months Ended
	June 30,
	2025	2024
Facilities closure and other income (costs)	$25.3	$(0.1)
Asset disposals and write-offs	(10.5)	(8.0)
Acquisition and integration-related costs	(1.6)	—
DeRidder litigation	—	(2.0)
DeRidder litigation insurance recovery	—	2.0
Jackson mill conversion-related activities	—	0.6
Other	(9.3)	(4.7)
Total	$3.9	$(12.2)

We discuss these items in more detail in Note 5, Other Income (Expense), Net, of the Condensed Notes to Unaudited Quarterly Consolidated Financial Statements in “Part I, Item 1. Financial Statements” of this Form 10-Q.

Income from Operations

Income from operations increased $58 million, or 20.9%, during the three months ended June 30, 2025, compared to the same period in 2024. The second quarter of 2025 included $23 million of special items income primarily related to gains on sales of corrugated products facilities, partially offset by corrugated products facility closure costs and costs related to the announced Greif, Inc. acquisition, compared to an insignificant amount of special items in the second quarter of 2024.

Packaging. Packaging segment operating income increased $66 million to $346 million, compared to $280 million during the three months ended June 30, 2024. The increase related primarily to higher containerboard and corrugated products prices and mix ($119 million), and lower fiber costs ($18 million), partially offset by higher operating and converting costs ($33 million), higher maintenance outage expenses ($25 million), lower sales and production volumes ($15 million), higher depreciation expense ($11 million), higher fixed and other expense ($8 million), and higher freight expenses ($3 million).The second quarter of 2025 included $25 million of special items income primarily related to gains on sales of corrugated products facilities, partially offset by corrugated products facility closure costs, compared to an insignificant amount of special items in the second quarter of 2024.

Paper. Paper segment operating income decreased $1 million to $26 million, compared to $27 million during the three months ended June 30, 2024. The decrease primarily related to higher operating costs ($4 million), lower volumes ($2 million), higher maintenance outage expenses ($1 million), partially offset by higher prices and mix ($4 million), lower freight expenses ($1 million), and lower fixed expense ($1 million). There were no significant special items in the second quarter of 2025 or 2024.

Non-Operating Pension Income, Interest Expense, Net and Income Taxes

Non-operating pension income decreased $1 million during the three months ended June 30, 2025, compared to the same period in 2024. The decrease in non-operating pension income was related to unfavorable 2024 asset performance partially offset by favorable assumption changes.

Interest expense, net for the three months ended June 30, 2025 increased $3 million when compared to the same period in 2024. The increase in interest expense, net was primarily due to higher interest expense in 2025 related to the Company’s November 2023 debt refinancing.

During the three months ended June 30, 2025, we recorded $79 million of income tax expense, compared to $68 million of expense during the three months ended June 30, 2024. The effective tax rate for the three months ended June 30, 2025 and 2024 was 24.7% and 25.4%, respectively. The decrease in our effective tax rate for the three months ended June 30, 2025 compared to the same period in 2024 was primarily due to higher excess tax benefits associated with employee restricted stock and performance unit vests.

On July 4, 2025, the President signed into law H.R.1, the One Big Beautiful Bill Act (“OBBBA”). For additional information regarding the impact of the OBBBA, see Note 6, Income Taxes, of the Condensed Notes to Unaudited Quarterly Consolidated Financial Statements in “Part I, Item 1. Financial Statements” of this Form 10-Q.

Six Months Ended June 30, 2025, compared to Six Months Ended June 30, 2024

The historical results of operations of PCA for the six months ended June 30, 2025 and 2024 are set forth below (dollars in millions):

	Six Months Ended
	June 30,
	2025	2024	Change
Packaging	$3,976.3	$3,706.5	$269.8
Paper	300.0	313.9	(13.9)
Corporate and Other	114.8	123.7	(8.9)
Intersegment eliminations	(78.8)	(89.3)	10.5
Net sales	$4,312.3	$4,054.8	$257.5

Packaging	$624.4	$483.6	$140.8
Paper	61.4	56.4	5.0
Corporate and Other	(71.8)	(68.0)	(3.8)
Income from operations	$614.0	$472.0	$142.0
Non-operating pension income	—	2.2	(2.2)
Interest expense, net	(26.0)	(19.9)	(6.1)
Income before taxes	588.0	454.3	133.7
Income tax provision	(142.7)	(108.4)	(34.3)
Net income	$445.3	$345.9	$99.4
Non-GAAP Measures (a)
Net income excluding special items	$432.4	$353.2	$79.2
Consolidated EBITDA	892.6	728.9	163.7
Consolidated EBITDA excluding special items	871.8	737.2	134.6
Packaging EBITDA	884.5	722.2	162.3
Packaging EBITDA excluding special items	862.1	726.2	135.9
Paper EBITDA	70.5	66.9	3.6
Paper EBITDA excluding special items	70.5	71.2	(0.7)

(a)
See “Non-GAAP Financial Measures” included in this Item 2 for a reconciliation of non-GAAP measures to the most comparable GAAP measure.

Net Sales

Net sales increased $257 million, or 6.4%, to $4,312 million during the six months ended June 30, 2025, compared to $4,055 million during the same period in 2024.

Packaging. Net sales increased $270 million, or 7.3%, to $3,976 million, compared to $3,707 million in the six months ended June 30, 2024, due to higher containerboard and corrugated products prices and mix ($202 million) and higher containerboard and corrugated products volume ($68 million). In the first six months of 2025, export and domestic containerboard outside shipments were flat compared to the first six months of 2024. Total corrugated products shipments were up 1.3% overall and up 2.1% per workday compared to the same period in 2024. In the first six months of 2025, our domestic containerboard prices were 7.1% higher, while export prices were 11.7% higher, than the same period in 2024.

Paper. Net sales during the six months ended June 30, 2025 decreased $14 million, or (4.4%), to $300 million, compared to $314 million in the six months ended June 30, 2024, due to lower volume ($20 million), partially offset by higher prices and mix ($6 million).

Gross Profit

Gross profit increased $130 million during the six months ended June 30, 2025, compared to the same period in 2024. The increase was driven primarily by higher prices and mix and sales volumes in the Packaging segment, lower fiber costs, and higher prices and mix in the Paper segment, partially offset by higher operating costs, higher maintenance outage expense, lower volume in the Paper Segment, and higher fixed and other expense. In the six months ended June 30, 2025, gross profit included $4 million of special items expense related to corrugated facility closure. In the six months ended June 30, 2024, gross profit included $2 million of special items expense related to Jackson mill conversion-related activities.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses (“SG&A”) increased $13 million during the six months ended June 30, 2025, compared to the same period in 2024. The increase was primarily due to higher employee-related expenses, insurance, and bad debt expense.

Other Income (Expense), Net

Other income (expense), net, for the six months ended June 30, 2025 and 2024 are set forth below (dollars in millions):

	Six Months Ended
	June 30,
	2025	2024
Facilities closure and other income	$23.0	$—
Asset disposals and write-offs	(18.8)	(15.5)
Acquisition and integration-related costs	(1.6)	—
DeRidder litigation	—	(125.7)
DeRidder litigation insurance recovery	—	125.7
Jackson mill conversion-related activities	—	(7.6)
Other	(11.8)	(11.7)
Total	$(9.2)	$(34.8)

We discuss these items in more detail in Note 5, Other Income (Expense), Net, of the Condensed Notes to Unaudited Quarterly Consolidated Financial Statements in “Part I, Item 1. Financial Statements” of this Form 10-Q.

Income from Operations

Income from operations increased $142 million, or 30.1%, during the six months ended June 30, 2025, compared to the same period in 2024. The first six months of 2025 included $17 million of special items income primarily related to gains on sales of corrugated products facilities, partially offset by corrugated products facility closure costs and costs related to the announced Greif, Inc. acquisition, compared to $10 million in the same period in 2024 related to Jackson mill conversion-related costs.

Packaging. Packaging segment operating income increased $141 million to $624 million during the first six months of 2025, compared to the same period last year. The increase related primarily to higher containerboard and corrugated products prices and mix ($210 million), lower fiber costs ($27 million), and higher sales and production volumes ($16 million), partially offset by higher operating and converting costs ($71 million), higher maintenance outage expenses ($24 million), higher fixed and other costs ($21 million), and higher depreciation expense ($18 million). Special items during the first six months of 2025 included $19 million of income primarily related to gains on sales of corrugated products facilities, partially offset by corrugated products facility closure costs, compared to $4 million of expense related to Jackson mill conversion-related activities in the same period in 2024.

Paper. Paper segment operating income increased $5 million to $61 million, compared to the six months ended June 30, 2024. The increase primarily related to no special items in the Paper segment during the first six months of 2025, compared to $6 million of expense for Jackson mill conversion-related activities in the first six months of 2024, along with higher prices and mix ($6 million), lower fixed and other expenses ($2 million), and lower freight expense ($1 million), partially offset by lower sales and production volumes ($5 million), higher operating costs ($5 million), and higher maintenance outage expenses ($1 million).

Non-Operating Pension Income, Interest Expense, and Income Taxes

Non-operating pension income decreased $2 million during the six months ended June 30, 2025, compared to the same period in 2024. The decrease in non-operating pension income was related to unfavorable 2024 asset performance partially offset by favorable assumption changes.

Interest expense, net increased $6 million during the six months ended June 30, 2025, compared to the same period in 2024. The increase in interest expense, net was primarily due to higher interest expense in 2025 related to the Company’s November 2023 debt refinancing and lower interest income due to lower interest rates.

During the six months ended June 30, 2025, we recorded $143 million of income tax expense, compared to $108 million of expense during the six months ended June 30, 2024. The effective tax rate for the six months ended June 30, 2025 and 2024 was 24.3% and 23.9%, respectively. The increase in our effective tax rate for the six months ended June 30, 2025 compared to the same period in 2024 was primarily due to lower excess tax benefits associated with employee restricted stock and performance unit vests.

Liquidity and Capital Resources

Sources and Uses of Cash

Our primary sources of liquidity are net cash provided by operating activities and available borrowing capacity under our revolving credit facility. At June 30, 2025, we had $788 million of cash and cash equivalents, $168 million of marketable debt securities, and $323 million of unused borrowing capacity under the revolving credit facility, net of letters of credit. Currently, our primary uses of cash are for operations, capital expenditures, acquisitions, debt service, common stock dividends, and repurchases of common stock. We believe that net cash generated from operating activities, cash on hand, available borrowings under our revolving credit facility, and available capital through access to capital markets will be adequate to meet our liquidity and capital requirements, including payments of any declared common stock dividends, for the foreseeable future. As our debt or credit facilities become due, we will need to repay, extend, or replace such facilities. Our ability to do so will be subject to future economic conditions and financial, business, and other factors, many of which are beyond our control.

Below is a summary table of our cash flows, followed by a discussion of our sources and uses of cash through operating activities, investing activities, and financing activities (dollars in millions):

	Six Months Ended
	June 30,
	2025	2024	Change
Net cash provided by (used for):
Operating activities	$638.7	$538.7	$100.0
Investing activities	(287.0)	(323.8)	36.8
Financing activities	(248.8)	(249.3)	0.5
Net increase (decrease) in cash and cash equivalents	$102.9	$(34.4)	$137.3

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

During the six months ended June 30, 2025, net cash provided by operating activities was $639 million, compared to $539 million in the same period in 2024, an increase of $100 million. Cash from operations excluding changes in cash used for operating assets and liabilities increased $84 million primarily due to higher income from operations in 2025 as discussed above. Cash from operations increased by $16 million when comparing the first six months of 2025 to the same period in 2024 due to changes in operating assets and liabilities primarily due to the following:

a)
a net favorable change in prepaid expenses and other current assets primarily related to the establishment of a receivable for the DeRidder trial and related insurance recoveries during the first six months of 2024 and reduction of receivables against insurance carriers in the first six months of 2025 related to the DeRidder settlement and settlement of other litigation; and
b)
a net favorable change in accounts receivable due to a smaller increase in Packaging segment accounts receivable levels during the first six months of 2025 compared to the same period in 2024 primarily related to higher prices and sales volumes in 2024, partially offset by an increase in Paper segment accounts receivable levels during the first six months of 2025 compared to the same period in 2024 primarily related to an increase in days sales outstanding during 2025.

These favorable changes were partially offset by the following:

c)
a net unfavorable change in accrued liabilities predominantly related to the establishment of an accrued liability for the DeRidder trial in the first half of 2024 and reduction of accrued liabilities in the first half of 2025 related to the DeRidder settlement and settlement of other litigation;
d)
a net unfavorable change in accounts payable primarily related to a smaller increase in accounts payable levels during the first six months of 2025 compared to the same period in 2024 due to a larger increase in cost of sales and days payables outstanding during 2024 compared to 2025; and
e)
a net unfavorable change in inventories primarily related to an increase in Paper segment inventory balances during the first six months of 2025 compared to the same period in 2024 due to lower sales volumes in the first half of 2025, partially offset by a favorable change in Packaging segment inventory due to a smaller increase in inventory balances during the first half of 2025 compared to the same period in 2024.

Investing Activities

We used $287 million for investing activities during the six months ended June 30, 2025 compared to $324 million during the same period in 2024. We spent $318 million for internal capital investments during the six months ended June 30, 2025, compared to $322 million during the same period in 2024.

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

Financing Activities

During both of the six month periods ended June 30, 2025 and 2024, net cash used for financing activities was $249 million. We paid $225 million of dividends during the first six months of 2025, compared to $224 million of dividends paid during the comparable period in 2024. In addition, we withheld shares to cover $23 million of employee restricted stock taxes during the first six months of 2025 compared to $24 million of employee restricted stock taxes withheld during the same period in 2024. We did not have any repurchases and retirements of the Company’s common stock during both the six months ended June 30, 2025 and 2024.

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

The following table reconciles earnings per diluted share to earnings per diluted share excluding special items for the periods indicated (dollars in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Earnings per diluted share, as reported in accordance with GAAP	$2.67	$2.21	$4.93	$3.84
Special items:
Facilities closure and other income (a)	(0.20)	—	(0.15)	—
Acquisition and integration-related costs (b)	0.01	—	0.01	—
Jackson mill conversion-related activities (c)	—	—	—	0.08
Total special items	(0.19)	—	(0.14)	0.08
Earnings per diluted share, excluding special items	$2.48	$ 2.20 (d)	$4.79	$3.92

(a)
For the three and six months ended June 30, 2025, includes $24.6 million and $18.8 million, respectively, of income related to gains on sales of corrugated products facilities, partially offset by closure costs related to corrugated products facilities. For the three months ended June 30, 2024, includes $0.1 million of charges consisting of closure costs related to corrugated products facilities. For the six months ended June 30, 2024, these charges were completely offset by $0.1 million of income primarily related to a favorable lease buyout for a closed corrugated products facility during the first quarter of 2024.

(b)
For the three months and six months ended June 30, 2025, includes $1.6 million of charges related to the announced Greif, Inc. acquisition.

(c)
For the three and six months ended June 30, 2024, includes $0.6 million of income and $9.7 million of charges, respectively, related to the announced discontinuation of production of UFS paper grades on the No. 3 machine at the Jackson, Alabama mill associated with the permanent conversion of the machine to produce linerboard and other paper-to-containerboard conversion related activities.

(d)
Amount may not foot due to rounding.

The following tables reconcile net income to net income excluding special items for the periods indicated (dollars in millions):

	Three Months Ended June 30,
	2025			2024
	Income before Taxes	Income Taxes	Net Income	Income before Taxes	Income Taxes	Net Income
As reported in accordance with GAAP	$320.6	$(79.1)	$241.5	$266.7	$(67.8)	$198.9
Special items:
Facilities closure and other (income) costs (e)	(24.6)	6.1	(18.5)	0.1	—	0.1
Acquisition and integration-related costs (f)	1.6	(0.4)	1.2	—	—	—
Jackson mill conversion-related activities (g)	—	—	—	(0.6)	0.2	(0.4)
Total special items	(23.0)	5.7	(17.3)	(0.5)	0.2	(0.3)
Excluding special items	$297.6	$(73.4)	$224.2	$266.2	$(67.6)	$198.6

	Six Months Ended June 30,
	2025			2024
	Income before Taxes	Income Taxes	Net Income	Income before Taxes	Income Taxes	Net Income
As reported in accordance with GAAP	$588.0	$(142.7)	$445.3	$454.3	$(108.4)	$345.9
Special items:
Facilities closure and other income (e)	(18.8)	4.7	(14.1)	—	—	—
Acquisition and integration-related costs (f)	1.6	(0.4)	1.2	—	—	—
Jackson mill conversion-related activities (g)	—	—	—	9.7	(2.4)	7.3
Total special items	(17.2)	4.3	(12.9)	9.7	(2.4)	7.3
Excluding special items	$570.8	$(138.4)	$432.4	$464.0	$(110.8)	$353.2

(e)
For the three and six months ended June 30, 2025, includes income related to gains on sales of corrugated products facilities, partially offset by closure costs related to corrugated products facilities. For the three months ended June 30, 2024, includes charges consisting of closure costs related to corrugated products facilities. For the six months ended June 30, 2024, these charges were completely offset by income primarily related to a favorable lease buyout for a closed corrugated products facility during the first quarter of 2024.

(f)
For the three months and six months ended June 30, 2025, includes charges related to the announced Greif, Inc. acquisition.

(g)
Includes items related to the announced discontinuation of production of UFS paper grades on the No. 3 machine at the Jackson, Alabama mill associated with the permanent conversion of the machine to produce linerboard and other paper-to-containerboard conversion related activities.

The following table reconciles net income to EBITDA and EBITDA excluding special items for the periods indicated (dollars in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Net income	$241.5	$198.9	$445.3	$345.9
Non-operating pension income	—	(1.1)	—	(2.2)
Interest expense, net	13.1	10.4	26.0	19.9
Income tax provision	79.1	67.8	142.7	108.4
Depreciation, amortization, and depletion	140.7	128.5	278.6	256.9
EBITDA	$474.4	$404.5	$892.6	$728.9

Special items:
Facilities closure and other (income) costs	(25.2)	0.1	(22.4)	—
Acquisition and integration-related costs	1.6	—	1.6	—
Jackson mill conversion-related activities	—	(0.6)	—	8.3
Total special items	(23.6)	(0.5)	(20.8)	8.3
EBITDA excluding special items	$450.8	$404.0	$871.8	$737.2

The following table reconciles segment operating income (loss) to segment EBITDA and segment EBITDA excluding special items for the periods indicated (dollars in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Packaging
Segment operating income	$346.3	$279.8	$624.4	$483.6
Depreciation, amortization, and depletion	131.8	120.1	260.1	238.6
EBITDA	478.1	399.9	884.5	722.2
Facilities closure and other (income) costs	(25.2)	0.1	(22.4)	—
Jackson mill conversion-related activities	—	—	—	4.0
EBITDA excluding special items	$452.9	$400.0	$862.1	$726.2

Paper
Segment operating income	$25.8	$26.7	$61.4	$56.4
Depreciation, amortization, and depletion	4.5	4.5	9.1	10.5
EBITDA	30.3	31.2	70.5	66.9
Jackson mill conversion-related activities	—	(0.6)	—	4.3
EBITDA excluding special items	$30.3	$30.6	$70.5	$71.2

Corporate and Other
Segment operating loss	$(38.4)	$(30.5)	$(71.8)	$(68.0)
Depreciation, amortization, and depletion	4.4	3.9	9.4	7.8
EBITDA	(34.0)	(26.6)	(62.4)	(60.2)
Acquisition and integration-related costs	1.6	—	1.6	—
EBITDA excluding special items	$(32.4)	$(26.6)	$(60.8)	$(60.2)

Market Risk and Risk Management Policies

PCA is exposed to the impact of commodity price changes, interest rate changes, and changes in the market value of its financial instruments. To manage these risks, we may from time to time enter into transactions, including certain physical commodity transactions, that are determined to be derivatives. As of June 30, 2025, we are party to certain physical commodity transactions related to natural gas supply contracts. These contracts qualify for the normal purchase normal sale ("NPNS") exception, and we have elected that exception. For a discussion of derivatives and hedging activities, see Note 2, Summary of Significant Account Policies, of the Notes to Consolidated Financial Statements in “Part II, Item 8. Financial Statements and Supplementary Data” of our 2024 Annual Report on Form 10-K.

At June 30, 2025, interest rates on 100% of PCA’s outstanding debt are fixed.

Off-Balance-Sheet Activities

The Company does not have any off-balance sheet arrangements as of June 30, 2025.

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

PCA has included in its 2024 Annual Report on Form 10-K a discussion of its critical accounting policies and estimates which require management’s most difficult, subjective, or complex judgments used in the preparation of its consolidated financial statements. PCA has not had any changes to these critical accounting estimates during the first six months of 2025.

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

Prior to filing this report, PCA completed an evaluation under the supervision and with the participation of PCA’s management, including PCA’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of PCA’s disclosure controls and procedures as of June 30, 2025. The evaluation of PCA’s disclosure controls and procedures included a review of the controls’ objectives and design, PCA’s implementation of the controls, and the effect of the controls on the information generated for use in this report. Based on this evaluation, PCA’s Chief Executive Officer and Chief Financial Officer concluded that PCA’s disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2025.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule13a-15(f) under the Exchange Act) that occurred during the most recent fiscal quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table presents information related to our repurchases of common stock made under repurchase plans authorized by PCA's Board of Directors, and shares withheld to cover taxes on vesting of equity awards, during the three months ended June 30, 2025:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in millions)
April 1-30, 2025	39,303	$183.48	—	$436.0
May 1-31, 2025	43	188.71	—	436.0
June 1-30, 2025	2,189	186.46	—	436.0
Total	41,535	$183.65	—	$436.0
(a)
All shares were withheld from employees to cover income and payroll taxes on equity awards that vested during the period.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

During the three months ended June 30, 2025, none of the Company's directors or officers adopted or terminated any contract, instruction, or written plan for the purchase or sale of our securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any non-Rule 10b5-1 trading arrangements as defined in Item 408(a) of Regulation S-K.

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

Date: August 7, 2025