Form 10-Q
period 2025-09-30
PACKAGING CORP OF AMERICA
filed 2025-11-06
CIK 75677

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

As of October 31, 2025, the Registrant had outstanding 89,977,067 shares of common stock, par value $0.01 per share.

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

i

PART I

FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Packaging Corporation of America

Consolidated Statements of Income and Comprehensive Income

(unaudited, dollars in millions, except per-share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Statements of Income:
Net sales	$2,313.4	$2,182.4	$6,625.7	$6,237.2
Cost of sales	(1,809.1)	(1,677.2)	(5,183.6)	(4,923.8)
Gross profit	504.3	505.2	1,442.1	1,313.4
Selling, general and administrative expenses	(154.3)	(162.0)	(468.9)	(463.3)
Other expense, net	(25.5)	(16.1)	(34.7)	(51.0)
Income from operations	324.5	327.1	938.5	799.1
Non-operating pension income	—	1.2	—	3.4
Interest expense, net	(19.3)	(9.7)	(45.2)	(29.7)
Income before taxes	305.2	318.6	893.3	772.8
Provision for income taxes	(78.3)	(80.5)	(221.0)	(188.8)
Net income	$226.9	$238.1	$672.3	$584.0
Net income per common share:
Basic	$2.52	$2.65	$7.48	$6.51
Diluted	$2.51	$2.64	$7.45	$6.48
Dividends declared per common share	$1.25	$1.25	$3.75	$3.75
Statements of Comprehensive Income:
Net income	$226.9	$238.1	$672.3	$584.0
Other comprehensive income, net of tax:
Changes in unrealized gains on marketable debt securities, net of tax of $0.0 million, ($0.3) million, ($0.1) million, and ($0.3) million, respectively	—	1.0	0.2	0.8
Amortization of pension and postretirement plans actuarial loss and prior service cost, net of tax of ($0.3) million, ($0.4) million, ($0.9) million, and ($1.0) million, respectively	1.0	1.0	2.8	3.1
Other comprehensive income	1.0	2.0	3.0	3.9
Comprehensive income	$227.9	$240.1	$675.3	$587.9

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Packaging Corporation of America

Consolidated Balance Sheets

(unaudited, dollars and shares in millions, except per-share data)

	September 30,	December 31,
	2025	2024
ASSETS
Current Assets:
Cash and cash equivalents	$634.0	$685.0
Short-term marketable debt securities	94.7	102.0
Accounts receivable, net of allowance for credit losses and customer deductions of $18.1 million and $20.6 million as of September 30, 2025 and December 31, 2024, respectively	1,352.3	1,144.0
Inventories	1,277.1	1,124.9
Prepaid expenses and other current assets	81.1	166.9
Federal and state income taxes receivable	58.2	10.2
Total current assets	3,497.4	3,233.0
Property, plant, and equipment, net	5,043.3	4,039.0
Goodwill	1,199.8	922.4
Other intangible assets, net	690.6	191.9
Operating lease right-of-use assets	369.0	276.9
Long-term marketable debt securities	77.7	65.2
Other long-term assets	102.2	104.8
Total assets	$10,980.0	$8,833.2
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Operating lease obligations	$96.0	$80.5
Finance lease obligations	2.2	2.1
Accounts payable	554.2	430.3
Dividends payable	116.2	116.3
Accrued liabilities	298.4	362.9
Accrued interest	40.5	9.5
Total current liabilities	1,107.5	1,001.6
Long-term liabilities:
Long-term debt	3,966.4	2,474.2
Operating lease obligations	286.9	208.0
Finance lease obligations	5.4	6.7
Deferred income taxes	671.8	561.9
Compensation and benefits	101.9	95.9
Other long-term liabilities	84.6	80.9
Total long-term liabilities	5,117.0	3,427.6
Commitments and contingent liabilities (Note 19)
Stockholders' equity:
Common stock, par value $0.01 per share, 300.0 million shares authorized, 90.0 million and 89.8 million shares issued as of September 30, 2025 and December 31, 2024, respectively	0.9	0.9
Additional paid in capital	707.7	669.8
Retained earnings	4,087.3	3,776.7
Accumulated other comprehensive loss	(40.4)	(43.4)
Total stockholders' equity	4,755.5	4,404.0
Total liabilities and stockholders' equity	$10,980.0	$8,833.2

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Packaging Corporation of America

Consolidated Statements of Cash Flows

(unaudited, dollars in millions)

	Nine Months Ended
	September 30,
	2025	2024
Cash Flows from Operating Activities:
Net income	$672.3	$584.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization of intangibles	431.2	389.6
Amortization of deferred financing costs	4.5	1.8
Share-based compensation expense	36.6	39.6
Deferred income tax provision (benefit)	109.4	(18.0)
Net (gain) loss on asset disposals	(14.7)	12.9
Pension and post-retirement benefits expense, net of contributions	6.1	(20.8)
Other, net	7.3	23.7
Changes in operating assets and liabilities, net of acquisitions:
(Increase) decrease in assets —
Accounts receivable	(110.6)	(182.8)
Inventories	(28.1)	(48.8)
Prepaid expenses and other current assets	87.4	(129.7)
Increase (decrease) in liabilities —
Accounts payable	12.0	36.1
Accrued liabilities	(54.5)	158.8
Federal and state income taxes payable/receivable	(48.0)	19.4
Net cash provided by operating activities	1,110.9	865.8
Cash Flows from Investing Activities:
Additions to property, plant, and equipment	(509.9)	(468.4)
Acquisition of business, net of cash acquired	(1,804.3)	—
Additions to other long-term assets	(2.1)	(1.9)
Proceeds from asset disposals	33.3	0.8
Purchases of available-for-sale debt securities	(99.3)	(91.9)
Proceeds from sales of available-for-sale debt securities	19.2	3.8
Proceeds from maturities of available-for-sale debt securities	75.7	83.1
Proceeds from maturities of held-to-maturity debt securities	—	400.0
Net cash used for investing activities	(2,287.4)	(74.5)
Cash Flows from Financing Activities:
Repayments of debt and finance lease obligations	(1.6)	(401.4)
Proceeds from issuance of debt, net of discount and lender fees	1,494.1	—
Financing costs paid	(6.5)	—
Common stock dividends paid	(337.1)	(336.5)
Shares withheld to cover employee restricted stock taxes	(23.4)	(24.8)
Net cash provided by (used for) financing activities	1,125.5	(762.7)
Net (decrease) increase in cash and cash equivalents	(51.0)	28.6
Cash and cash equivalents, beginning of period	685.0	648.0
Cash and cash equivalents, end of period	$634.0	$676.6

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Packaging Corporation of America

Consolidated Statements of Changes in Stockholders’ Equity

(unaudited, dollars in millions and shares in thousands)

	Common Stock		Additional Paid in	Retained	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Earnings	Loss	Equity
Balance at July 1, 2025	89,980	$0.9	$699.1	$3,973.5	$(41.4)	$4,632.1
Common stock withheld and retired to cover taxes on vested stock awards	(2)	—	—	(0.2)	—	(0.2)
Common stock dividends declared	—	—	—	(112.9)	—	(112.9)
Share-based compensation and other	(1)	—	8.6	—	—	8.6
Comprehensive income	—	—	—	226.9	1.0	227.9
Balance at September 30, 2025	89,977	$0.9	$707.7	$4,087.3	$(40.4)	$4,755.5

	Common Stock		Additional Paid in	Retained	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Earnings	Loss	Equity
Balance at July 1, 2024	89,815	$0.9	$650.3	$3,544.4	$(69.0)	$4,126.6
Common stock withheld and retired to cover taxes on vested stock awards	(4)	—	—	(0.7)	—	(0.7)
Common stock dividends declared	—	—	—	(112.7)	—	(112.7)
Share-based compensation and other	(2)	—	10.3	—	—	10.3
Comprehensive income	—	—	—	238.1	2.0	240.1
Balance at September 30, 2024	89,809	$0.9	$660.6	$3,669.1	$(67.0)	$4,263.6

	Common Stock		Additional Paid in	Retained	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Earnings	Loss	Equity
Balance at January 1, 2025	89,802	$0.9	$669.8	$3,776.7	$(43.4)	$4,404.0
Common stock withheld and retired to cover taxes on vested stock awards	(118)	—	(1.2)	(22.2)	—	(23.4)
Common stock dividends declared	—	—	—	(339.5)	—	(339.5)
Share-based compensation and other	293	—	39.1	—	—	39.1
Comprehensive income	—	—	—	672.3	3.0	675.3
Balance at September 30, 2025	89,977	$0.9	$707.7	$4,087.3	$(40.4)	$4,755.5

	Common Stock		Additional Paid in	Retained	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Earnings	Loss	Equity
Balance at January 1, 2024	89,625	$0.9	$620.1	$3,447.2	$(70.9)	$3,997.3
Common stock withheld and retired to cover taxes on vested stock awards	(139)	—	(1.3)	(23.5)	—	(24.8)
Common stock dividends declared	—	—	—	(338.6)	—	(338.6)
Share-based compensation and other	323	—	41.8	—	—	41.8
Comprehensive income	—	—	—	584.0	3.9	587.9
Balance at September 30, 2024	89,809	$0.9	$660.6	$3,669.1	$(67.0)	$4,263.6

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

On September 2, 2025, we completed the acquisition of the containerboard business of Greif, Inc. (“Greif”) for $1.8 billion in cash (the “Greif Acquisition”). The Greif containerboard business includes two containerboard mills with approximately 800,000 tons of production capacity and eight sheet feeder and corrugated plants located across the United States. The operating results of the Greif Acquisition are included in PCA’s results after the date of acquisition.

The consolidated financial statements of PCA as of September 30, 2025 and for the three and nine months ended September 30, 2025 and 2024 are unaudited but include all adjustments (consisting only of normal recurring adjustments) that management considers necessary for a fair presentation of such financial statements. The preparation of the consolidated financial statements involves the use of estimates and accruals. Actual results may vary from those estimates. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with Article 10 of Regulation S-X of the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete audited financial statements. Operating results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. These consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2024.

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvement to the Income Tax Disclosures. This ASU provides for more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. This ASU is effective for fiscal years beginning after December 15, 2024, and should be applied on a prospective basis, however retrospective application is permitted. Early adoption is also permitted. The Company is currently assessing the new disclosure requirements and whether to apply the guidance on a prospective or retrospective basis for presentation in its 2025 Annual Report on Form 10-K. The Company does not expect the guidance to have a significant impact on its financial position or related disclosures.

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

The following table presents our revenues disaggregated by product line (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Packaging	$2,128.1	$2,008.7	$6,104.4	$5,715.3
Paper	161.2	159.3	461.2	473.2
Corporate and Other	24.1	14.4	60.1	48.7
Total revenue	$2,313.4	$2,182.4	$6,625.7	$6,237.2

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

4. Acquisitions

Greif Acquisition

On September 2, 2025, we completed the Greif Acquisition for $1.8 billion in cash. For tax purposes, the acquisition of Greif’s containerboard business was primarily structured as an asset acquisition. The Greif containerboard business includes two containerboard mills with approximately 800,000 tons of production capacity and eight sheet feeder and corrugated plants located across the United States. Greif’s financial results are included in the Packaging segment from the date of acquisition. The following table summarizes the purchase consideration for the Greif Acquisition (in millions):

Amount
Cash paid for Greif Acquisition	$1,804.7
Settlement of pre-existing relationships	(0.3)
Total purchase consideration	$1,804.4

The Company accounted for the Greif Acquisition using the acquisition method of accounting in accordance with ASC 805, Business Combinations. The following table summarizes the allocation of the purchase price to the assets acquired and the liabilities assumed, based on our current estimates of the fair value at the date of acquisition (dollars in millions):

Current Assets:
Cash	$0.1
Accounts receivable	97.6
Inventories	124.2
Prepaid expenses and other current assets	1.4
Total current assets	223.3
Property, plant, and equipment (a)	868.7
Operating lease right-of-use assets	57.0
Intangible assets (b):
Customer relationships	460.0
Trademarks	70.0
Goodwill (c)	277.4
Assets acquired	1,956.4

Accounts payable	70.1
Accrued liabilities	21.4
Current operating lease obligations	7.6
Long-term operating lease obligations	49.3
Long-term finance lease obligations	0.4
Other long-term liabilities	3.2
Liabilities assumed	152.0

Net assets acquired	$1,804.4

(a)
Property, plant and equipment are being depreciated on a straight-line basis over their preliminary estimated useful lives ranging from one to 40 years.

(b)
We are amortizing intangible assets on a straight-line basis for customer relationships and trademarks over our preliminary estimates of their useful lives of 15 years and 10 years, respectively, in the Packaging segment.

(c)
Goodwill is calculated as the excess of the purchase price over the fair value of the net assets acquired. Goodwill generated from the acquisition is primarily attributable to expected synergies and the assembled workforce. Goodwill recognized in the transaction is deductible for tax purposes.

The purchase price allocation remains preliminary and is subject to the finalization of various valuations and assessments, including working capital adjustments. These may affect the consideration paid and may materially impact the valuations and subsequent assessments. We expect to finalize the valuation within the 12-month period following the acquisition date.

Pro Forma Financial Information

Pro forma results of Greif Acquisition have not been presented as the results were not considered significant to our consolidated financial statements for all periods presented and would not have been significant had the acquisition occurred at the beginning of the year ended December 31, 2024.

5. Earnings Per Share

The following table sets forth the computation of basic and diluted income per common share for the periods presented (dollars and shares in millions, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Numerator:	2025	2024	2025	2024
Net income	$226.9	$238.1	$672.3	$584.0
Less: Distributed and undistributed earnings allocated to participating securities	(1.5)	(1.7)	(4.5)	(4.1)
Net income attributable to common shareholders	$225.4	$236.4	$667.8	$579.9
Denominator:
Weighted average basic common shares outstanding	89.4	89.1	89.3	89.1
Effect of dilutive securities	0.3	0.4	0.4	0.4
Weighted average diluted common shares outstanding	89.7	89.5	89.7	89.5
Basic income per common share	$2.52	$2.65	$7.48	$6.51
Diluted income per common share	$2.51	$2.64	$7.45	$6.48

6. Other Income (Expense), Net

The components of other expense, net, were as follows (dollars in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Asset disposals and write-offs	$(12.0)	$(11.4)	$(30.8)	$(26.9)
DeRidder litigation and other litigation (a)	(3.5)	(2.0)	(3.5)	(127.7)
DeRidder litigation and other litigation insurance recovery (a)	3.5	2.0	3.5	127.7
Facilities closure and other (costs) income (b)	(1.3)	(0.3)	21.6	(0.3)
Acquisition and integration-related costs (c)	(5.9)	—	(7.5)	—
Jackson mill conversion-related activities (d)	—	—	—	(7.6)
Other	(6.3)	(4.4)	(18.0)	(16.2)
Total	$(25.5)	$(16.1)	$(34.7)	$(51.0)

(a)
For the three and nine months ended September 30, 2025, includes charges and income related to fully insured settlement amounts. For the three and nine months ended September 30, 2024, includes charges and income related to the DeRidder mill lawsuit for compensatory damages plus interest. For more information on the DeRidder mill lawsuit, see Note 19, Commitments, Guarantees, Indemnifications, and Legal Proceedings, of the Notes to Consolidated Financial Statements in “Part II, Item 8. Financial Statements and Supplementary Data” of our 2024 Annual Report on Form 10-K.

(b)
For the three and nine months ended September 30, 2025, includes charges and income, respectively, related to the closure of certain corrugated products facilities. For the three months ended September 30, 2025, the charges were partially offset by a gain on an asset disposal related to a closed corrugated products facility. For the nine months ended September 30, 2025, these charges were completely offset by gains from the sales of corrugated products facilities during the second quarter of 2025. For the three and nine months ended September 30, 2024, includes charges consisting of closure costs related to corrugated products facilities. For the nine months ended September 30, 2024, these charges were partially offset by income primarily related to a favorable lease buyout for a closed corrugated products facility during the first quarter of 2024.

(c)
Includes charges for acquisition and integration costs related to the September 2025 Greif Acquisition.

(d)
Includes items related to the announced discontinuation of production of uncoated freesheet paper grades on the No. 3 machine at the Jackson, Alabama mill associated with the permanent conversion of the machine to produce linerboard and other paper-to-containerboard conversion related activities.

7. Income Taxes

For the three months ended September 30, 2025 and 2024, we recorded $78.3 million and $80.5 million of income tax expense and had an effective tax rate of 25.6% and 25.3%, respectively. The increase in our effective tax rate for the three months ended September 30, 2025 compared to the same period in 2024 was primarily due to lower estimated federal tax credits and higher nondeductible employee remuneration paid to covered employees.

For the nine months ended September 30, 2025 and 2024, we recorded $221.0 million and $188.8 million of income tax expense and had an effective tax rate of 24.7% and 24.4%, respectively. The increase in our effective tax rate for the nine months ended September 30, 2025 compared to the same period in 2024 was primarily due to lower excess tax benefits associated with employee restricted stock and performance unit vests and less favorable state law changes.

Our current effective tax rate is higher than the federal statutory income tax rate of 21.0% due primarily to the effect of state and local income taxes. During the nine months ended September 30, 2025 and 2024, cash paid for taxes, net of refunds received, was $159.6 million and $187.3 million, respectively. The decrease in cash tax payments between the periods is primarily due to lower 2025 forecasted taxable income.

During the three and nine months ended September 30, 2025 and 2024, there were no significant changes to our uncertain tax positions. For more information, see Note 7, Income Taxes, of the Notes to Consolidated Financial Statements in “Part II, Item 8. Financial Statements and Supplementary Data” of our 2024 Annual Report on Form 10-K.

On July 4, 2025, the President signed into law H.R.1, the One Big Beautiful Bill Act (“OBBBA”). The OBBBA includes significant tax law changes such as providing for the full expensing of certain depreciable property as well as full expensing of domestic research and development expenditures. The provisions of the OBBBA have various effective dates, with certain provisions effective in 2025 and others through 2027. In accordance with ASC 740, we have recognized the effects of the OBBBA in the period of enactment. The provisions of the OBBBA did not have a material impact on our income tax expense or effective tax rate. However, we do expect the provisions of the OBBBA to reduce our 2025 cash tax payments.

8. Inventories

We value our raw materials, work in process, and finished goods inventories using lower of cost, as determined by the average cost method, or net realizable value. Supplies and materials are valued at the first-in, first-out (FIFO) or average cost method.

The components of inventories were as follows (dollars in millions):

	September 30,	December 31,
	2025	2024
Raw materials	$423.2	$356.6
Work in process	19.4	15.5
Finished goods	255.3	234.0
Supplies and materials	579.2	518.8
Inventories	$1,277.1	$1,124.9

9. Property, Plant, and Equipment

The components of property, plant, and equipment were as follows (dollars in millions):

	September 30,	December 31,
	2025	2024
Land and land improvements	$247.9	$203.4
Buildings	1,339.8	1,140.0
Machinery and equipment	8,315.8	7,368.8
Construction in progress	483.2	397.2
Other	203.5	195.8
Property, plant and equipment, at cost	10,590.2	9,305.2
Less accumulated depreciation	(5,546.9)	(5,266.2)
Property, plant, and equipment, net	$5,043.3	$4,039.0

Depreciation expense for the three months ended September 30, 2025 and 2024 was $139.4 million and $122.7 million, respectively. During the nine months ended September 30, 2025 and 2024, depreciation expense was $398.3 million and $359.5 million, respectively. During the nine months ended September 30, 2025, we recognized $3.6 million of incremental depreciation expense as a result of closure costs related to corrugated products facilities. We recognized $1.7 million of incremental depreciation expense during the nine months ended September 30, 2024 as a result of Jackson mill conversion-related activities and closure costs related to corrugated products facilities.

At September 30, 2025 and December 31, 2024, purchases of property, plant, and equipment included in accounts payable were $75.7 million and $33.8 million, respectively.

10. Goodwill and Intangible Assets

Goodwill

Goodwill represents the excess of the cost of an acquired business over the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed in a business combination. At September 30, 2025 and December 31, 2024, we had $1,199.8 million and $922.4 million of goodwill recorded in our Packaging segment, which represents the entire goodwill balance reported on our Consolidated Balance Sheets.

Changes in the carrying amount of our goodwill are as follows (dollars in millions):

Goodwill
Balance at January 1, 2025	$922.4
Acquisitions (a)	277.4
Balance at September 30, 2025	$1,199.8

(a)
In connection with the September 2025 Greif Acquisition, the preliminary valuation of goodwill is $277.4 million, which is recorded in the Packaging segment.

See Note 4, Acquisitions, for more information on the September 2025 Greif Acquisition.

Intangible Assets

Intangible assets are primarily comprised of customer relationships and trademarks and trade names. The weighted average remaining useful life, gross carrying amount, and accumulated amortization of our intangible assets were as follows (dollars in millions):

	September 30, 2025			December 31, 2024
	Weighted Average Remaining Useful Life (in Years)	Gross Carrying Amount	Accumulated Amortization	Weighted Average Remaining Useful Life (in Years)	Gross Carrying Amount	Accumulated Amortization
Customer relationships (b)	12.7	$1,006.0	$391.5	6.6	$546.0	$362.4
Trademarks and trade names (b)	9.5	111.3	35.2	6.0	41.3	33.0
Other	1.2	4.4	4.4	1.9	4.4	4.4
Total intangible assets (excluding goodwill)	12.3	$1,121.7	$431.1	6.6	$591.7	$399.8

(b)
In connection with the September 2025 Greif Acquisition, the preliminary valuation of intangible assets is $460.0 million for customer relationships and $70.0 million for trademarks.

During the nine months ended September 30, 2025 and 2024, amortization expense was $31.3 million and $28.3 million, respectively.

11. Accrued Liabilities

The components of accrued liabilities were as follows (dollars in millions):

	September 30,	December 31,
	2025	2024
Compensation and benefits	$172.2	$168.5
Franchise, property, sales and use taxes	35.5	18.7
Medical insurance and workers’ compensation	32.8	29.1
Customer rebates and other credits	32.1	33.9
DeRidder litigation and other litigation (a)	4.5	96.2
Severance, retention, and relocation	4.0	3.4
Environmental liabilities and asset retirement obligations	1.6	3.2
Other	15.7	9.9
Total	$298.4	$362.9

(a)
Amounts included in the Consolidated Balance Sheet for both periods presented relate to fully insured settlement amounts. The previously recorded amounts for DeRidder and other litigation at December 31, 2024 have been paid as of September 30, 2025. For more information, see Note 19, Commitments, Guarantees, Indemnifications, and Legal Proceedings, of the Notes to Consolidated Financial Statements in “Part II, Item 8. Financial Statements and Supplementary Data” of our 2024 Annual Report on Form 10-K.

12. Debt

At September 30, 2025 and December 31, 2024, our long-term debt and interest rates on that debt were as follows (dollars in millions)

	September 30, 2025		December 31, 2024
	Amount	Interest Rate	Amount	Interest Rate
Revolving Credit Facility	$—	—%	$—	—%
Three-Year Term Loan, due September 2028	500.0	5.28%	—	—%
Seven-Year Farm Credit Loan, due September 2032	500.0	6.13%	—	—%
3.40% Senior Notes, net of discount of $0.4 million and $0.6 million as of September 30, 2025 and December 31, 2024, respectively, due December 2027	499.6	3.40%	499.4	3.40%
3.00% Senior Notes, net of discount of $0.3 million as of both September 30, 2025 and December 31, 2024, due December 2029	499.7	3.00%	499.7	3.00%
5.70% Senior Notes, net of discount of $0.3 million as of both September 30, 2025 and December 31, 2024, due December 2033	399.7	5.70%	399.7	5.70%
5.20% Senior Notes, net of discount of $0.1 million as of September 30, 2025, due August 2035	499.9	5.20%	—	—%
4.05% Senior Notes, net of discount of $3.1 million and $3.2 million as of September 30, 2025 and December 31, 2024, respectively, due December 2049	396.9	4.05%	396.8	4.05%
3.05% Senior Notes, net of discount of $3.4 million as of both September 30, 2025 and December 31, 2024, due October 2051	696.6	3.05%	696.6	3.05%
Total	3,992.4	4.39%	2,492.2	3.69%
Less unamortized debt issuance costs	26.0		18.0
Total long-term debt	$3,966.4	4.39%	$2,474.2	3.69%

On August 11, 2025, the Company issued $500 million of 5.20% senior notes due 2035 through a registered public offering. The net proceeds from this transaction were used to finance the Greif Acquisition. The $5.0 million of debt issuance costs associated with the new notes will be amortized to interest expense using the effective interest method over the term of the notes.

Credit Agreements

On July 31, 2025, the Company entered into two credit agreements (the first credit agreement being the “Commercial Credit Agreement” and the second credit agreement being the “Farm Credit Agreement” and collectively, the “Credit Agreements”). The Commercial Credit Agreement includes i) a $500.0 million three-year unsecured term loan facility and ii) a $600.0 million unsecured revolving credit facility. The Farm Credit Agreement includes a $500.0 million seven-year unsecured term loan facility. The proceeds of the term loan facilities under the Credit Agreements were fully drawn upon on September 2, 2025 to finance the Greif Acquisition.

Loans under the Commercial Credit Agreement bear interest at the secured overnight financing rate (SOFR) or the base rate plus a margin, which, under the Commercial Credit Agreement, is determined based upon: (i) in the case of the revolving credit facility, our leverage ratio or debt rating, and (ii) in the case of the term loan facility, our debt rating. Loans under the Farm Credit Agreement bear interest at SOFR or the base rate plus a margin, which is determined based upon our debt rating.

The Credit Agreements contain customary affirmative and negative covenants, including limitations on liens, mergers and consolidations, sales of assets and subsidiary indebtedness, and events of default. The Credit Agreements have a financial covenant for maximum leverage ratio calculated on a consolidated basis. At September 30, 2025, we were in compliance with this covenant.

PCA may prepay loans under the Credit Agreements at any time without premium or penalty.

The Commercial Credit Agreement replaces our old Credit Agreement, dated June 8, 2021 and amended on April 27, 2023 (the “Old Credit Agreement”), which was terminated. Revolving loans under the Commercial Credit Agreement have a five-year term and are available for borrowings for working capital and general corporate purposes. Except for approximately $27.5 million of letters of credit, (i) no borrowings were outstanding under the Old Credit Agreement and (ii) no borrowings are outstanding under the revolving credit facility included in the Commercial Credit Agreement.

Borrowings under the Credit Agreements are guaranteed by PCA’s material subsidiaries.

Repayments, Interest, and Other

For the nine months ended September 30, 2025 and 2024, cash payments for interest were $46.7 million and $61.4 million, respectively.

Included in interest expense, net is the amortization of financing costs, which includes the amortization of debt issuance costs and amortization of bond discounts. For the three months ended September 30, 2025 and 2024, amortization of debt issuance costs was $3.4 million and $0.5 million, respectively, and during the nine months ended September 30, 2025 and 2024, amortization of debt issuance costs was $4.2 million and $1.4 million, respectively. For both the three and nine month periods ended September 30, 2025 and 2024, the amortization of bond discounts was insignificant.

At September 30, 2025, we had $2,992.4 million of fixed-rate senior notes and $1,000.0 million of variable-rate notes outstanding. The fair value of our fixed-rate debt was estimated to be $2,683.9 million. The difference between the book value and fair value is due to the difference between the period-end market interest rate and the stated rate of our fixed-rate debt. We estimated the fair value of our fixed-rate debt using quoted market prices (Level 2 inputs) within the fair value hierarchy, which is further defined in Note 2, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements in "Part II, Item 8. Financial Statements and Supplementary Data" of our 2024 Annual Report on Form 10-K.

For more information on our long-term debt and interest rates on that debt, see Note 10, Debt, of the Notes to Consolidated Financial Statements in "Part II, Item 8. Financial Statements and Supplementary Data" of our 2024 Annual Report on Form 10-K.

13. Cash, Cash Equivalents, and Marketable Debt Securities

The following table shows the Company’s cash, cash equivalents, and available-for-sale ("AFS") debt securities by major asset category at September 30, 2025 and December 31, 2024 (in millions):

	September 30, 2025
	Adjusted Cost Basis	Unrealized Gain	Unrealized Loss	Fair Value	Cash and Cash Equivalents	Short-Term Marketable Debt Securities	Long-Term Marketable Debt Securities
Cash and cash equivalents	$630.2	$—	$—	$630.2	$630.2	$—	$—
Level 1 (a):
U.S. Treasury securities	41.0	0.1	—	41.1	—	17.1	24.0
Money market funds	3.8	—	—	3.8	3.8	—	—
Subtotal	44.8	0.1	—	44.9	3.8	17.1	24.0
Level 2 (b):
Corporate debt securities	124.8	0.4	—	125.2	—	72.9	52.3
Certificates of deposit	4.7	—	—	4.7	—	4.7	—
U.S. government agency securities	1.4	—	—	1.4	—	—	1.4
Subtotal	130.9	0.4	—	131.3	—	77.6	53.7
Total	$805.9	$0.5	$—	$806.4	$634.0	$94.7	$77.7

	December 31, 2024
	Adjusted Cost Basis	Unrealized Gain	Unrealized Loss	Fair Value	Cash and Cash Equivalents	Short-Term Marketable Debt Securities	Long-Term Marketable Debt Securities
Cash and cash equivalents	$684.8	$—	$—	$684.8	$684.8	$—	$—
Level 1 (a):
U.S. Treasury securities	30.8	0.1	—	30.9	—	23.0	7.9
Money market funds	0.2	—	—	0.2	0.2	—	—
Subtotal	31.0	0.1	—	31.1	0.2	23.0	7.9
Level 2 (b):
Corporate debt securities	131.2	0.3	—	131.5	—	75.8	55.7
Certificates of deposit	2.4	—	—	2.4	—	2.4	—
U.S. government agency securities	2.4	—	—	2.4	—	0.8	1.6
Subtotal	136.0	0.3	—	136.3	—	79.0	57.3
Total	$851.8	$0.4	$—	$852.2	$685.0	$102.0	$65.2
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

For both the three and nine months ended September 30, 2025 and 2024, net realized gains and losses on the sales and maturities of certain marketable debt securities were insignificant.

The Company invests in highly rated securities, with the primary objective of minimizing the potential risk of principal loss. The Company’s investment policy requires securities to be investment grade and limits the amount of credit exposure to any one issuer. The maturities of the Company’s long-term marketable debt securities generally range from one to two years.

Fair values were determined for each individual marketable debt security in the investment portfolio. When evaluating a marketable debt security for impairment, PCA reviews factors such as the duration and extent to which the fair value of the marketable debt security is less than its cost, the financial condition of the issuer and any changes thereto, the general market condition in which the issuer operates, and PCA’s intent to sell, or whether it will be more likely than not required to sell, the marketable debt security before recovery of its amortized cost basis.

As of September 30, 2025 and December 31, 2024, we do not consider any of the impairments related to our marketable debt securities to be the result of credit losses. Therefore, we have not recorded an allowance for credit losses related to our marketable debt securities. All unrealized gains and losses were recorded in other comprehensive income (OCI).

The following tables provide information about the Company’s marketable debt securities that have been in a continuous loss position as of September 30, 2025 and December 31, 2024 (in millions, except number of marketable debt securities in a loss position):

	September 30, 2025
	Fair Value of Marketable Debt Securities in a Loss Position < 12 Months	Number of Marketable Debt Securities in a Loss Position < 12 Months	Unrealized Losses < 12 Months (c)	Fair Value of Marketable Debt Securities in a Loss Position ≥ 12 Months	Number of Marketable Debt Securities in a Loss Position ≥ 12 Months	Unrealized Losses ≥ 12 Months (c)
Corporate debt securities	$6.6	8	$—	$1.3	4	$—
U.S. Treasury securities	4.5	2	—	—	—	—
U.S. government agency securities	0.5	1	—	—	—	—
	$11.6	11	$—	$1.3	4	$—

	December 31, 2024
	Fair Value of Marketable Debt Securities in a Loss Position < 12 Months	Number of Marketable Debt Securities in a Loss Position < 12 Months	Unrealized Losses < 12 Months	Fair Value of Marketable Debt Securities in a Loss Position ≥ 12 Months	Number of Marketable Debt Securities in a Loss Position ≥ 12 Months	Unrealized Losses ≥ 12 Months (c)
Corporate debt securities	$16.5	26	$0.1	$2.7	4	$—
U.S. Treasury securities	3.1	4	—	6.7	5	—
U.S. government agency securities	0.8	1	—	—	—	—
	$20.4	31	$0.1	$9.4	9	$—

(c)
Unrealized losses were insignificant for the period presented.

14. Employee Benefit Plans and Other Postretirement Benefits

The components of net periodic benefit cost for our pension plans were as follows (dollars in millions):

	Pension Plans
	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Service cost	$2.4	$2.9	$7.6	$9.2
Interest cost	14.2	13.8	42.8	41.5
Expected return on plan assets	(15.6)	(16.4)	(46.9)	(49.3)
Net amortization of unrecognized amounts
Prior service cost	1.4	1.4	4.3	4.1
Actuarial loss	—	0.1	—	0.5
Net periodic benefit cost	$2.4	$1.8	$7.8	$6.0

PCA makes pension plan contributions that are sufficient to fund its actuarially determined costs, generally equal to the minimum amounts required by the Employee Retirement Income Security Act (ERISA). From time to time, PCA may make additional discretionary contributions based on the funded status of the plans, tax deductibility, income from operations, and other factors. During both the three and nine months ended September 30, 2025 and 2024, payments to our nonqualified pension plans were insignificant. During both the three and nine months ended September 30, 2025, we did not make any contributions to our qualified pension plans and for both the three and nine months ended September 30, 2024, we made contributions of $25.0 million to our qualified pension plans. We do not have a required minimum contribution amount established for 2025.

For both the three and nine months ended September 30, 2025 and 2024, the net periodic benefit cost for our postretirement plans was insignificant.

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

As of September 30, 2025, assuming performance units are paid out at the target level of performance, 2.5 million shares were available for future grants under the current plan. Forfeitures are added back to the pool of shares of common stock available to be granted at a future date.

The following table presents restricted stock and performance unit award activity for the nine months ended September 30, 2025:

	Restricted Stock		Performance Units
	Shares	Weighted Average Grant- Date Fair Value	Shares	Weighted Average Grant- Date Fair Value
Outstanding at January 1, 2025	620,403	$148.63	358,466	$119.17
Granted	147,265	211.53	129,853	211.72
Vested (a)	(155,515)	136.75	(139,443)	167.14
Forfeitures	(6,332)	164.77	—	—
Outstanding at September 30, 2025	605,821	$166.80	348,876	$171.68
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

Compensation Expense

Our share-based compensation expense is primarily recorded in "Selling, general, and administrative expenses." Compensation expense for share-based awards recognized in the Consolidated Statements of Income, net of forfeitures, was as follows (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Restricted stock	$4.3	$5.7	$24.3	$25.7
Performance units	4.2	4.7	12.3	13.9
Total share-based compensation expense	8.5	10.4	36.6	39.6
Income tax benefit	(2.1)	(2.6)	(9.1)	(9.9)
Share-based compensation expense, net of tax benefit	$6.4	$7.8	$27.5	$29.7

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

The unrecognized compensation expense for all share-based awards at September 30, 2025 was as follows (dollars in millions):

	September 30, 2025
	Unrecognized Compensation Expense	Remaining Weighted Average Recognition Period (in years)
Restricted stock	$35.6	2.6
Performance units	29.7	2.3
Total unrecognized share-based compensation expense	$65.3	2.5

16. Stockholders' Equity

Dividends

During the nine months ended September 30, 2025, we paid $337.1 million of dividends to shareholders. On August 20, 2025, PCA’s Board of Directors declared a regular quarterly cash dividend of $1.25 per share of common stock, which was paid on October 15, 2025 to shareholders of record as of September 15, 2025. The dividend payment was $112.5 million.

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

The Company did not repurchase any shares of its common stock under this authority during the three months ended September 30, 2025. At September 30, 2025, $436.0 million of the authorized amount remained available for repurchase of the Company’s common stock.

Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) (AOCI) by component were as follows (dollars in millions). Amounts in parentheses indicate losses:

	Unrealized Loss On Foreign Exchange Contracts	Unrealized Loss on Marketable Debt Securities	Unfunded Employee Benefit Obligations	Total
Balance at January 1, 2025	$(0.1)	$0.2	$(43.5)	$(43.4)
Other comprehensive loss before reclassifications, net of tax	—	0.2	—	0.2
Amounts reclassified from AOCI, net of tax	—	—	2.8	2.8
Balance at September 30, 2025	$(0.1)	$0.4	$(40.7)	$(40.4)

Reclassifications out of AOCI were as follows (dollars in millions). Amounts in parentheses indicate expenses in the Consolidated Statements of Income:

	Amounts Reclassified from AOCI
	Three Months Ended September 30,		Nine Months Ended September 30,
Details about AOCI Components	2025	2024	2025	2024
Unfunded employee benefit obligations (a)
Amortization of prior service costs	$(1.3)	$(1.3)	$(3.9)	$(3.8)	See (a) below
Amortization of actuarial (losses) gains	—	(0.1)	0.2	(0.3)	See (a) below
	(1.3)	(1.4)	(3.7)	(4.1)	Total before tax
	0.3	0.4	0.9	1.0	Tax benefit
	$(1.0)	$(1.0)	$(2.8)	$(3.1)	Net of tax

(a)
These AOCI components are included in the computation of net pension and postretirement benefit costs. See Note 14, Employee Benefit Plans and Other Postretirement Benefits, for additional information.

17. Transactions With Related Parties

Louisiana Timber Procurement Company, L.L.C. ("LTP") is a variable-interest entity that is 50% owned by PCA and 50% owned by Boise Cascade Company ("Boise Cascade"). LTP procures sawtimber, pulpwood, residual chips, and other residual wood fiber to meet the wood and fiber requirements of PCA and Boise Cascade in Louisiana. PCA is the primary beneficiary of LTP and has the power to direct the activities that most significantly affect the economic performance of LTP. Therefore, we consolidate 100% of LTP in our financial statements in our Corporate and Other segment. The carrying amounts of LTP's assets and liabilities (which relate primarily to non-inventory working capital items) on our Consolidated Balance Sheets were $4.4 million at September 30, 2025 and $3.1 million at December 31, 2024. During the three months ended September 30, 2025 and 2024, we recorded $21.5 million and $22.1 million, respectively, and during the nine months ended September 30, 2025 and 2024, we recorded $54.3 million and $63.2 million, respectively, of LTP sales to Boise Cascade in "Net Sales" in the Consolidated Statements of Income and approximately the same amount of expenses in "Cost of Sales".

During the three months ended September 30, 2025 and 2024, fiber purchases from related parties were $2.7 million and $2.6 million, respectively, and during the nine months ended September 30, 2025 and 2024, fiber purchases from related parties were $6.7 million and $8.4 million, respectively. Most of these purchases related to chip and log purchases by LTP from Boise Cascade's wood products business. These purchases are recorded in "Cost of Sales" in the Consolidated Statements of Income.

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

On September 2, 2025, we completed the Greif Acquisition for $1.8 billion in cash. The Greif containerboard business includes two containerboard mills with approximately 800,000 tons of production capacity and eight sheet feeder and corrugated plants located across the United States. Greif’s financial results are included in the Packaging segment from the date of acquisition.

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

Analysis of Operations by Reportable Segments

An analysis of operations by reportable segments is as follows (dollars in millions):

Three Months Ended September 30, 2025	Packaging	Paper	Corporate and Other		Total
Trade sales	$2,128.1	$161.2	$24.1		$2,313.4
Intersegment sales	—	—	38.3		38.3
	2,128.1	161.2	62.4		2,351.7
Elimination of intersegment sales					(38.3)
Net sales					2,313.4

Less (a):
Variable costs (b)	(1,022.5)	(87.4)	—		—
Fixed costs (c)	(464.9)	(20.3)	—		—
Freight	(216.6)	(17.8)	—		—
Other segment items (d)	(96.6)	(0.1)	(101.0)		—
Income (loss) from operations	327.5	35.6	(38.6)	(e)	324.5

Non-operating pension expense					—
Interest expense, net					(19.3)
Income before taxes					$305.2

Other segment disclosures:
Segment sales to external customers	$2,128.1	$161.2	$24.1	(f)	$2,313.4
Depreciation, amortization, and depletion	(143.9)	(4.5)	(4.2)		(152.6)
Capital expenditures (g)	(180.3)	(6.9)	(4.9)		(192.1)
Assets	9,470.4	402.4	1,107.2		10,980.0

Three Months Ended September 30, 2024	Packaging	Paper	Corporate and Other		Total
Trade sales	$1,998.8	$159.3	$24.3		$2,182.4
Intersegment sales	9.9	—	41.3		51.2
	2,008.7	159.3	65.6		2,233.6
Elimination of intersegment sales					(51.2)
Net sales					2,182.4

Less (a):
Variable costs (b)	(957.0)	(84.0)	—		—
Fixed costs (c)	(432.2)	(19.3)	—		—
Freight	(203.3)	(17.4)	—		—
Other segment items (d)	(95.5)	(0.1)	(97.7)		—
Income (loss) from operations	320.7	38.5	(32.1)	(e)	327.1

Non-operating pension income					1.2
Interest expense, net					(9.7)
Income before taxes					$318.6

Other segment disclosures:
Segment sales to external customers	$1,998.8	$159.3	$24.3	(f)	$2,182.4
Depreciation, amortization, and depletion	(124.1)	(4.6)	(4.0)		(132.7)
Capital expenditures (g)	(129.6)	(6.4)	(10.7)		(146.7)
Assets	7,197.4	389.8	1,166.6		8,753.8

Nine Months Ended September 30, 2025	Packaging	Paper	Corporate and Other		Total
Trade sales	$6,104.4	$461.2	$60.1		$6,625.7
Intersegment sales	—	—	117.1		117.1
	6,104.4	461.2	177.2		6,742.8
Elimination of intersegment sales					(117.1)
Net sales					6,625.7

Less (a):
Variable costs (b)	(2,943.7)	(253.2)	—		—
Fixed costs (c)	(1,357.6)	(60.8)	—		—
Freight	(611.6)	(49.9)	—		—
Other segment items (d)	(239.5)	(0.4)	(287.6)		—
Income (loss) from operations	952.0	96.9	(110.4)	(e)	938.5

Non-operating pension expense					—
Interest expense, net					(45.2)
Income before taxes					$893.3

Other segment disclosures:
Segment sales to external customers	$6,104.4	$461.2	$60.1	(f)	$6,625.7
Depreciation, amortization, and depletion	(403.9)	(13.8)	(13.5)		(431.2)
Capital expenditures (g)	(476.4)	(8.7)	(24.8)		(509.9)
Assets	9,470.4	402.4	1,107.2		10,980.0

Nine Months Ended September 30, 2024	Packaging	Paper	Corporate and Other		Total
Trade sales	$5,694.3	$473.2	$69.7		$6,237.2
Intersegment sales	21.0	—	119.5		140.5
	5,715.3	473.2	189.2		6,377.7
Elimination of intersegment sales					(140.5)
Net sales					6,237.2

Less (a):
Variable costs (b)	(2,831.9)	(257.4)	—		—
Fixed costs (c)	(1,250.1)	(62.9)	—		—
Freight	(591.4)	(52.7)	—		—
Other segment items (d)	(237.6)	(5.3)	(289.3)		—
Income (loss) from operations	804.3	94.9	(100.1)	(e)	799.1

Non-operating pension income					3.4
Interest expense, net					(29.7)
Income before taxes					$772.8

Other segment disclosures:
Segment sales to external customers	$5,694.3	$473.2	$69.7	(f)	$6,237.2
Depreciation, amortization, and depletion	(362.7)	(15.1)	(11.8)		(389.6)
Capital expenditures (g)	(433.2)	(10.2)	(25.0)		(468.4)
Assets	7,197.4	389.8	1,166.6		8,753.8

(a)
The significant expense categories align with the segment-level information that is regularly provided to the CODM.
(b)
For the Packaging segment, primarily includes expense items for liner consumption, liner board discount, purchased sheets usage, medium consumption, raw materials, and hourly-employee related expenses and benefits. For the Paper segment, primarily includes expense items for raw materials, chemicals, finishing materials, repair service and materials, and hourly-employee related expenses and benefits.
(c)
For both the Packaging and Paper segments, primarily includes expense items for depreciation, salaried employee-related expenses, and professional services.
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

Guarantees and Indemnifications

We provide guarantees, indemnifications, and other assurances to third parties in the normal course of our business. These include tort indemnifications, environmental assurances, and representations and warranties in commercial agreements. At September 30, 2025, we are not aware of any material liabilities arising from any guarantee, indemnification, or financial assurance we have provided. If we determined such a liability was probable and subject to reasonable determination, we would accrue for it at that time.

DeRidder Mill Incident

Details on the legal proceedings associated with the incident at the Company’s DeRidder, Louisiana mill can be found in Note 19, Commitments, Guarantees, Indemnifications, and Legal Proceedings, of the Notes to Consolidated Financial Statements in “Part II, Item 8. Financial Statements and Supplementary Data” of our 2024 Annual Report on Form 10-K. As of December 31, 2024, the Company had recorded a liability of $59.2 million in “Accrued Liabilities” and a receivable of $59.2 million in “Prepaids and Other Assets” in the Consolidated Balance Sheets for the settlement amount to be paid to the plaintiffs and related insurance recovery from the Company’s insurers. As of September 30, 2025, the settlement amount has been paid, and no amounts remain outstanding.

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

Overview

PCA is the third largest producer of containerboard products and a leading producer of UFS paper in North America. We operate ten mills and 93 corrugated products manufacturing plants. Our containerboard mills produce linerboard and corrugating medium, which are papers primarily used in the production of corrugated products. Our corrugated products manufacturing plants produce a wide variety of corrugated packaging products, including conventional shipping containers used to protect and transport manufactured goods, multi-color boxes and displays with strong visual appeal that help to merchandise the packaged product in retail locations, and honeycomb protective packaging. In addition, we are a large producer of packaging for meat, fresh fruit and vegetables, processed food, beverages, and other industrial and consumer products. We also manufacture and sell UFS papers, including both commodity and specialty papers, which may have custom or specialized features such as colors, coatings, high brightness, and recycled content. We are headquartered in Lake Forest, Illinois and operate primarily in the United States.

On September 2, 2025, we completed the acquisition of the containerboard business of Greif, Inc. (“Greif”) for $1.8 billion in cash (the “Greif Acquisition”). The Greif containerboard business includes two containerboard mills with approximately 800,000 tons of production capacity and eight sheet feeder and corrugated plants located across the United States. The operating results of the Greif Acquisition are included in PCA’s results in the Packaging segment after the date of acquisition.

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

Executive Summary

Third quarter net sales were $2.31 billion in 2025 and $2.18 billion in 2024. We reported $227 million of net income, or $2.51 per diluted share, during the third quarter of 2025, compared to $238 million, or $2.64 per diluted share, during the same period in 2024. Net income included $20 million of expense for special items in the third quarter of 2025 primarily relating to charges and costs relating to the Greif Acquisition, compared to $1 million of expense for special items in 2024. Please see “Non-GAAP Financial Measures” elsewhere in this Item 2 for a description of special items. Excluding special items, net income was $247 million, or $2.73 per diluted share, during the third quarter of 2025, compared to $239 million, or $2.65 per diluted share, in the third quarter of 2024.1 The increase was driven by improvement in legacy PCA’s earnings by $0.19 per share, partially offset by a loss of ($0.11) per share for the first month of ownership of the Greif containerboard business. The results of the acquired business included approximately $12 million of depreciation and amortization expense and $8 million of additional interest expense, primarily from new borrowings to finance the acquisition. The increase in the earnings of the legacy PCA business was driven primarily by higher prices and mix in the Packaging segment, lower fiber costs, higher prices and mix in the Paper segment and lower maintenance outage expense. These items were partially offset by higher operating costs, lower production and sales volume in the Packaging segment, higher depreciation expense, higher freight expense, higher fixed and other expense, higher interest expense and lower production volume in the Paper segment. For additional detail on special items included in reported GAAP results and other non-GAAP measures, see “Item 2. Non-GAAP Financial Measures.”

Packaging segment operating income was $328 million in the third quarter of 2025, compared to $321 million in the third quarter of 2024. Packaging segment EBITDA excluding special items was $492 million in the third quarter of 2025 compared to $446 million in the third quarter of 2024.1 The increase in EBITDA, excluding special items, was due to higher prices and mix, lower fiber costs, and lower maintenance outage expense, partially offset by higher operating and converting costs, lower production and sales volumes, higher freight and logistics expense, and higher fixed and other expense. Prices and mix reflected our 2025 price increases for containerboard and corrugated products. Corrugated volume continued to reflect the cautious ordering patterns from customers that have persisted through most of the year. Corrugated product shipments from the legacy PCA business were down 2.7% per day and down 1.1% overall, compared to the same period in 2024. Including the acquired Greif containerboard business, shipments were up 3.7% per day and 5.3% in total. During the initial month of ownership, we took extended outages at both acquired mills to make reliability and quality improvements. These outages resulted in lower production and higher maintenance expenses.

1 Net income excluding special items, earnings per diluted share excluding special items, and segment EBITDA excluding special items are non-GAAP financial measures. See “Non-GAAP Financial Measures” later in this Item 2.

Paper segment operating income was $36 million in the third quarter of 2025, compared to $39 million in the third quarter of 2024. Paper segment EBITDA excluding special items was $40 million in the third quarter of 2025, compared to $43 million in the third quarter of 2024.1 The decrease in EBITDA excluding special items was primarily due to higher operating costs and lower sales and production volumes, partially offset by higher prices and mix.

Packaging segment operating income was $952 million in the first nine months of 2025, compared to $804 million in the same period in 2024. Packaging segment EBITDA excluding special items was $1,354 million in the first nine months of 2025 compared to $1,172 million in the first nine months of 2024.1 The increase in EBITDA excluding special items was due primarily to higher prices and mix and lower fiber costs, partially offset by higher operating and converting costs, higher fixed and other costs, higher maintenance outage expenses, lower sales and production volumes, and higher freight and logistics expense.

Paper segment operating income was $97 million in the first nine months of 2025, compared to $95 million in the first nine months of 2024. Paper segment EBITDA excluding special items was $111 million in the first nine months of 2025, compared to $114 million in the same period in 2024.1 The decrease in EBITDA excluding special items was due to higher operating costs, lower sales and production volumes and higher maintenance outage expenses, partially offset by higher prices and mix, lower fixed and other costs, and lower freight and logistics expense.

Industry and Business Conditions

Trade publications reported North American industry-wide corrugated products shipments were down (1.4%) in total and (2.9%) per workday during the third quarter of 2025 compared to the same quarter of 2024. Reported industry containerboard production decreased (3.1%) compared to the third quarter of 2024. Reported industry containerboard inventories at the end of the third quarter of 2025 were approximately 2.65 million tons, up 0.8% compared to the same period in 2024. Reported containerboard export shipments were down (8.7%) compared to the third quarter of 2024. In February 2025, reported index prices increased $40 per ton for linerboard and for corrugating medium.

The market for communication papers competes heavily with electronic data transmission and document storage alternatives. Increasing shifts to these alternatives have reduced usage of traditional print media and communication papers. Trade publications reported North American UFS paper shipments were down (9.1%) in the first nine months of 2025, compared to the same period of 2024. Average prices reported by a trade publication for cut size office papers were flat in the third quarter of 2025, compared to the second quarter of 2025, and higher by $40 per ton, or 2.8%, compared to the third quarter of 2024. Reported index prices increased $30 per ton for cut size office papers and for offset printing papers in February 2025 and $10 per ton in April 2025.

Outlook

Looking ahead to the fourth quarter, we expect higher per-day corrugated product shipments in the legacy PCA business, but we will have three less shipping days than the third quarter. Export containerboard sales are expected to be higher than the third quarter, but will be relatively low when compared to traditional fourth quarter volume. Containerboard production in the legacy PCA containerboard mills will be slightly lower than the third quarter with the maintenance outage at the DeRidder mill performed and completed during October. Due to the DeRidder outage, maintenance outage expenses will be higher in the fourth quarter. We expect prices in the Packaging segment to be lower as a result of a seasonally less rich mix. We expect seasonally higher energy and fiber costs and, on the whole, freight and other operating costs to be relatively flat.

In the Paper segment, compared to the seasonally stronger third quarter, we expect lower production and sales volumes in the fourth quarter with flat pricing.

We expect the results of operations of the acquired business to improve. We will be impacted by continued lower production and higher maintenance expenses from the Massillon mill outage that continued into October. The acquired business experiences seasonally lower volumes and mix in the corrugated business during the fourth quarter compared to the third quarter. We will benefit from a full quarter of improved operations at the Riverville mill. We expect to manage our production at the acquired mills to achieve lower containerboard inventory levels appropriate for the larger, integrated system.

Considering these items, we expect fourth quarter earnings to be lower than the third quarter of 2025.

1 Net income excluding special items, earnings per diluted share excluding special items, and segment EBITDA excluding special items are non-GAAP financial measures. See “Non-GAAP Financial Measures” later in this Item 2.

Results of Operations

Three Months Ended September 30, 2025, compared to Three Months Ended September 30, 2024

The historical results of operations of PCA for the three months ended September 30, 2025 and 2024 are set forth below (dollars in millions):

	Three Months Ended
	September 30,
	2025	2024	Change
Packaging	$2,128.1	$2,008.7	$119.4
Paper	161.2	159.3	1.9
Corporate and Other	62.4	65.6	(3.2)
Intersegment eliminations	(38.3)	(51.2)	12.9
Net sales	$2,313.4	$2,182.4	$131.0

Packaging	$327.5	$320.7	$6.8
Paper	35.6	38.5	(2.9)
Corporate and Other	(38.6)	(32.1)	(6.5)
Income from operations	$324.5	$327.1	$(2.6)
Non-operating pension income	—	1.2	(1.2)
Interest expense, net	(19.3)	(9.7)	(9.6)
Income before taxes	305.2	318.6	(13.4)
Income tax provision	(78.3)	(80.5)	2.2
Net income	$226.9	$238.1	$(11.2)
Non-GAAP Measures (a)
Net income excluding special items	$246.7	$238.8	$7.9
Consolidated EBITDA	477.1	459.8	17.3
Consolidated EBITDA excluding special items	503.4	460.6	42.8
Packaging EBITDA	471.4	444.8	26.6
Packaging EBITDA excluding special items	491.8	445.6	46.2
Paper EBITDA	40.1	43.1	(3.0)
Paper EBITDA excluding special items	40.1	43.1	(3.0)

(a)
See “Non-GAAP Financial Measures” included in this Item 2 for a reconciliation of non-GAAP measures to the most comparable GAAP measure.

Net Sales

Net sales increased $131 million, or 6.0%, to $2,313 million during the three months ended September 30, 2025, compared to $2,182 million during the same period in 2024.

Packaging. Net sales increased $119 million, or 5.9%, to $2,128 million, compared to $2,009 million in the third quarter of 2024 due to higher volume related to the acquired business ($90 million) and higher containerboard and corrugated products prices and mix ($87 million), partially offset by lower legacy volume ($58 million). In the third quarter of 2025, export and domestic containerboard outside shipments decreased (15.5%) compared to the third quarter of 2024. Our total corrugated products shipments from the legacy PCA business were down 2.7% per day and down 1.1% overall, compared to the same period in 2024. Including the acquired business, shipments were up 3.7% per day and 5.3% in total. In the third quarter of 2025, our domestic containerboard prices were 3.3% higher, while export prices were 3.2% higher than the same period in 2024.

Paper. Net sales increased $2 million, or 1.2%, to $161 million, compared to $159 million in the third quarter of 2024, due to higher prices and mix ($3 million), partially offset by lower volume ($1 million).

Gross Profit

Gross profit decreased $1 million during the three months ended September 30, 2025, compared to the same period in 2024. The slight decrease was driven primarily by higher operating costs, lower volumes in the Packaging and Paper segment, higher fixed and other expense, and higher freight expense, largely offset by higher prices and mix in the Packaging segment, lower fiber costs, higher prices and mix in the Paper segment, and lower maintenance outage expense. In the three months ended September 30, 2025, gross profit included $19 million of special items expense related to the Greif Acquisition. In the three months ended September 30, 2024, gross profit included no significant special items.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses (“SG&A”) decreased $8 million during the three months ended September 30, 2025, compared to the same period in 2024. The decrease was primarily due to lower employee-related expenses and bad debt, partially offset by higher depreciation related to the newly acquired business.

Other Income (Expense), Net

Other income (expense), net, for the three months ended September 30, 2025 and 2024 are set forth below (dollars in millions):

	Three Months Ended
	September 30,
	2025	2024
Asset disposals and write-offs	$(12.0)	$(11.4)
DeRidder litigation and other litigation	(3.5)	(2.0)
DeRidder litigation and other litigation insurance recovery	3.5	2.0
Facilities closure and other costs	(1.3)	(0.3)
Acquisition and integration-related costs	(5.9)	—
Other	(6.3)	(4.4)
Total	$(25.5)	$(16.1)

We discuss these items in more detail in Note 6, Other Income (Expense), Net, of the Condensed Notes to Unaudited Quarterly Consolidated Financial Statements in “Part I, Item 1. Financial Statements” of this Form 10-Q.

Income from Operations

Income from operations decreased $3 million, or (0.8%), during the three months ended September 30, 2025, compared to the same period in 2024. The third quarter of 2025 included $26 million of special items expense related to the Greif Acquisition and corrugated facility closures, compared to $1 million of special items expense related to corrugated products facilities closure costs in the third quarter of 2024.

Packaging. Packaging segment operating income increased $7 million to $328 million, compared to $321 million during the three months ended September 30, 2024. The increase related primarily to higher containerboard and corrugated products prices and mix ($87 million), lower fiber costs ($20 million), and lower maintenance outage expenses ($1 million), partially offset by higher operating and converting costs ($35 million), lower sales and production volumes ($20 million), higher depreciation expense ($8 million), higher freight expenses ($8 million), higher fixed and other expense ($5 million) and the impact of newly acquired Greif operations ($5 million). The third quarter of 2025 included $20 million of special items expense related to the Greif Acquisition and corrugated facility closures, compared to $1 million of special items expense related to corrugated products facility costs in the third quarter of 2024.

Paper. Paper segment operating income decreased $3 million to $36 million, compared to $39 million during the three months ended September 30, 2024. The decrease primarily related to higher operating costs ($4 million), lower volumes ($1 million), and higher fixed and other expense ($1 million), partially offset by higher prices and mix ($3 million). There were no significant special items in the third quarter of 2025 or 2024.

Non-Operating Pension Income, Interest Expense, Net and Income Taxes

Non-operating pension income decreased $1 million during the three months ended September 30, 2025, compared to the same period in 2024. The decrease in non-operating pension income was related to unfavorable 2024 asset performance partially offset by favorable assumption changes.

Interest expense, net for the three months ended September 30, 2025 increased $10 million when compared to the same period in 2024. The increase in interest expense, net was primarily due to higher interest expense in 2025 as a result of the Company’s financing for the Greif Acquisition and the November 2023 debt refinancing.

During the three months ended September 30, 2025, we recorded $78 million of income tax expense, compared to $81 million of expense during the three months ended September 30, 2024. The effective tax rate for the three months ended September 30, 2025 and 2024 was 25.6% and 25.3%, respectively. The increase in our effective tax rate for the three months ended September 30, 2025 compared to the same period in 2024 was primarily due to lower estimated federal tax credits and higher nondeductible employee remuneration paid to covered employees.

On July 4, 2025, the President signed into law H.R.1, the One Big Beautiful Bill Act (“OBBBA”). For additional information regarding the impact of the OBBBA, see Note 7, Income Taxes, of the Condensed Notes to Unaudited Quarterly Consolidated Financial Statements in “Part I, Item 1. Financial Statements” of this Form 10-Q.

Nine Months Ended September 30, 2025, compared to Nine Months Ended September 30, 2024

The historical results of operations of PCA for the nine months ended September 30, 2025 and 2024 are set forth below (dollars in millions):

	Nine Months Ended
	September 30,
	2025	2024	Change
Packaging	$6,104.4	$5,715.3	$389.1
Paper	461.2	473.2	(12.0)
Corporate and Other	177.2	189.2	(12.0)
Intersegment eliminations	(117.1)	(140.5)	23.4
Net sales	$6,625.7	$6,237.2	$388.5

Packaging	$952.0	$804.3	$147.7
Paper	96.9	94.9	2.0
Corporate and Other	(110.4)	(100.1)	(10.3)
Income from operations	$938.5	$799.1	$139.4
Non-operating pension income	—	3.4	(3.4)
Interest expense, net	(45.2)	(29.7)	(15.5)
Income before taxes	893.3	772.8	120.5
Income tax provision	(221.0)	(188.8)	(32.2)
Net income	$672.3	$584.0	$88.3
Non-GAAP Measures (a)
Net income excluding special items	$679.1	$592.0	$87.1
Consolidated EBITDA	1,369.7	1,188.7	181.0
Consolidated EBITDA excluding special items	1,375.3	1,197.8	177.5
Packaging EBITDA	1,355.9	1,167.0	188.9
Packaging EBITDA excluding special items	1,354.0	1,171.8	182.2
Paper EBITDA	110.7	110.0	0.7
Paper EBITDA excluding special items	110.7	114.3	(3.6)

(a)
See “Non-GAAP Financial Measures” included in this Item 2 for a reconciliation of non-GAAP measures to the most comparable GAAP measure.

Net Sales

Net sales increased $389 million, or 6.2%, to $6,626 million during the nine months ended September 30, 2025, compared to $6,237 million during the same period in 2024.

Packaging. Net sales increased $389 million, or 6.8%, to $6,104 million, compared to $5,715 million in the nine months ended September 30, 2024, due to higher containerboard and corrugated products prices and mix ($298 million), higher volume related to the acquired business ($90 million), and higher legacy volume ($1 million). In the first nine months of 2025, export and domestic containerboard outside shipments decreased (5.5%) compared to the first nine months of 2024. Corrugated products shipments from the legacy PCA business were up 0.4% per day and in total, compared to the same period in 2024. Including the acquired business, shipments were up 2.7% per day and in total. In the first nine months of 2025, our domestic containerboard prices were 5.6% higher, while export prices were 8.7% higher, than the same period in 2024.

Paper. Net sales during the nine months ended September 30, 2025 decreased $12 million, or (2.5%), to $461 million, compared to $473 million in the nine months ended September 30, 2024, due to lower volume ($21 million), partially offset by higher prices and mix ($9 million).

Gross Profit

Gross profit increased $129 million during the nine months ended September 30, 2025, compared to the same period in 2024. The increase was driven primarily by higher prices and mix in the Packaging and Paper segments and lower fiber costs, partially offset by higher operating costs, higher fixed and other expense, higher maintenance outage expense, lower volume in the Packaging and Paper Segments, and higher freight expense. In the nine months ended September 30, 2025, gross profit included $23 million of special items expense related to the Greif Acquisition and corrugated facility closures. In the nine months ended September 30, 2024, gross profit included $2 million of special items expense primarily related to Jackson mill conversion-related activities.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses (“SG&A”) increased $6 million during the nine months ended September 30, 2025, compared to the same period in 2024. The increase was primarily due to higher employee-related expenses and higher depreciation related to the newly acquired business, partially offset by lower bad debt expense.

Other Income (Expense), Net

Other income (expense), net, for the nine months ended September 30, 2025 and 2024 are set forth below (dollars in millions):

	Nine Months Ended
	September 30,
	2025	2024
Asset disposals and write-offs	$(30.8)	$(26.9)
Facilities closure and other income (costs)	21.6	(0.3)
DeRidder litigation and other litigation	(3.5)	(127.7)
DeRidder litigation and other litigation insurance recovery	3.5	127.7
Acquisition and integration-related costs	(7.5)	—
Jackson mill conversion-related activities	—	(7.6)
Other	(18.0)	(16.2)
Total	$(34.7)	$(51.0)

We discuss these items in more detail in Note 6, Other Income (Expense), Net, of the Condensed Notes to Unaudited Quarterly Consolidated Financial Statements in “Part I, Item 1. Financial Statements” of this Form 10-Q.

Income from Operations

Income from operations increased $139 million, or 17.4%, during the nine months ended September 30, 2025, compared to the same period in 2024. The first nine months of 2025 included $9 million of special items expense related to the Greif Acquisition and corrugated facility closures, partially offset by income related to gains on sales of corrugated products facilities, compared to $11 million of expense related to Jackson mill conversion-related costs and corrugated facility closure costs in the same period in 2024.

Packaging. Packaging segment operating income increased $148 million to $952 million during the first nine months of 2025, compared to the same period last year. The increase related primarily to higher containerboard and corrugated products prices and mix ($305 million), and lower fiber costs ($47 million), partially offset by higher operating and converting costs ($106 million), higher depreciation expense ($26 million), higher fixed and other costs ($26 million), higher maintenance outage expenses ($23 million), lower sales and production volumes ($12 million), higher freight expense ($9 million), and the impact of newly acquired Greif operations ($5 million). Special items during the first nine months of 2025 included $2 million of expense related to the Greif Acquisition and corrugated facility closures, partially offset by income related to gains on sales of corrugated products facilities, compared to $5 million of expense related to Jackson mill conversion-related activities and corrugated facility closure costs in the same period in 2024.

Paper. Paper segment operating income increased $2 million to $97 million, compared to the nine months ended September 30, 2024. The increase primarily related to higher prices and mix ($9 million), lower fixed and other expenses ($1 million), and lower freight expense ($1 million), partially offset by higher operating costs ($7 million), lower sales and production volumes ($6 million), higher fiber costs ($2 million), and higher maintenance outage expenses ($1 million). Additional benefit was due to no significant special items during the first nine months of 2025, compared to $6 million of expense related to Jackson mill conversion-related activities in the same period in 2024.

Non-Operating Pension Income, Interest Expense, and Income Taxes

Non-operating pension income decreased $3 million during the nine months ended September 30, 2025, compared to the same period in 2024. The decrease in non-operating pension income was related to unfavorable 2024 asset performance partially offset by favorable assumption changes.

Interest expense, net increased $16 million during the nine months ended September 30, 2025, compared to the same period in 2024. The increase in interest expense, net was primarily due to higher interest expense in 2025 as a result of the Company’s financing for the Greif Acquisition and the November 2023 debt refinancing and lower interest income as a result of lower interest rates on lower cash balances due to the Greif Acquisition.

During the nine months ended September 30, 2025, we recorded $221 million of income tax expense, compared to $189 million of expense during the nine months ended September 30, 2024. The effective tax rate for the nine months ended September 30, 2025 and 2024 was 24.7% and 24.4%, respectively. The increase in our effective tax rate for the nine months ended September 30, 2025 compared to the same period in 2024 was primarily due to lower excess tax benefits associated with employee restricted stock and performance unit vests and less favorable state law changes.

Liquidity and Capital Resources

Sources and Uses of Cash

Our primary sources of liquidity are net cash provided by operating activities and available borrowing capacity under our revolving credit facility. At September 30, 2025, we had $634 million of cash and cash equivalents, $172 million of marketable debt securities, and $573 million of unused borrowing capacity under the revolving credit facility, net of letters of credit.

On July 31, 2025, the Company entered into two credit agreements (the “Commercial Credit Agreement” and the “Farm Credit Agreement,” collectively, the “Credit Agreements”). The Commercial Credit Agreement includes a $500 million three-year unsecured term loan facility and a $600 million unsecured revolving credit facility. The Farm Credit Agreement includes a $500 million seven-year unsecured term loan facility. The Credit Agreements were fully drawn upon on September 2, 2025. Additionally, on August 11, 2025, we issued $500 million of 5.20% senior notes due 2035 through a registered public offering and used the net proceeds received from this issuance, together with the net proceeds from our term loan facilities and cash on hand, to finance the Greif Acquisition. For more information on the Greif Acquisition financing, see Note 12, Debt, of the Condensed Notes to Unaudited Quarterly Consolidated Financial Statements in “Part I, Item 1. Financial Statements” of this Form 10-Q as well as the information provided below under “—Financing Activities” for further information. For more information on the Greif Acquisition, see Note 4, Acquisitions, of the Condensed Notes to Unaudited Quarterly Consolidated Financial Statements in “Part I, Item 1. Financial Statements” of this Form 10-Q as well as the information provided below under “—Investing Activities” for further information.

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

Below is a summary table of our cash flows, followed by a discussion of our sources and uses of cash through operating activities, investing activities, and financing activities (dollars in millions):

	Nine Months Ended
	September 30,
	2025	2024	Change
Net cash provided by (used for):
Operating activities	$1,110.9	$865.8	$245.1
Investing activities	(2,287.4)	(74.5)	(2,212.9)
Financing activities	1,125.5	(762.7)	1,888.2
Net (decrease) increase in cash and cash equivalents	$(51.0)	$28.6	$(79.6)

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

During the nine months ended September 30, 2025, net cash provided by operating activities was $1,111 million, compared to $866 million in the same period in 2024, an increase of $245 million. Cash from operations excluding changes in cash used for operating assets and liabilities increased $240 million primarily due to higher deferred income tax liabilities and higher income from operations in 2025. Cash from operations increased by $5 million when comparing the first nine months of 2025 to the same period in 2024 due to changes in operating assets and liabilities primarily due to the following:

a)
a net favorable change in prepaid expenses and other current assets primarily related to the establishment of a receivable for the DeRidder trial and related insurance recoveries during the first nine months of 2024 and reduction of receivables against insurance carriers during the first nine months of 2025 related to the DeRidder settlement and settlement of other litigation;
b)
a net favorable change in accounts receivable due to a smaller increase in Packaging segment accounts receivable levels during the first nine months of 2025 compared to the same period in 2024 primarily related to higher prices and sales volumes in 2024, partially offset by a stronger increase in Paper segment accounts receivable levels during the first nine months of 2025 compared to the same period in 2024 primarily related to an increase in days sales outstanding in 2025; and
c)
a net favorable change in inventories resulting from a stronger increase in Packaging segment inventory levels during the first nine months of 2024 compared to the same period in 2025 due to rising volume and certain customer inventory on hand requirements, partially offset by higher Paper segment inventory levels during the first nine months of 2025 compared to the same period in 2024 due to reduced production during the first nine months of 2024.

These favorable changes were partially offset by the following:

d)
a net unfavorable change in accrued liabilities predominantly related to the establishment of an accrued liability for the DeRidder trial in the first nine months of 2024 and reduction of accrued liabilities during the same period in 2025 related to the DeRidder settlement and settlement of other litigation;
e)
a net unfavorable change in income taxes during the first nine months of 2025 compared to the same period in 2024 due to an increase in income tax receivables in 2025 primarily related to the reduction of taxable income during the third quarter of 2025 as a result of the bonus depreciation taken on assets acquired as part of the Greif Acquisition; and
f)
a net unfavorable change in accounts payable primarily related to a smaller increase in Packaging accounts payable levels during the first nine months of 2025 compared to the same period in 2024.

Investing Activities

We used $2,287 million for investing activities during the nine months ended September 30, 2025 compared to $75 million during the same period in 2024. We spent $510 million for internal capital investments during the nine months ended September 30, 2025, compared to $468 million during the same period in 2024. In September 2025, we completed the Greif Acquisition for a purchase price of $1,804 million, net of cash acquired.

In September 2024, we received $400 million in net proceeds from the maturity of our investments in time deposits, which were used to repay our 3.65% senior notes that were due on September 15, 2024.

We expect capital investments in 2025 to be approximately $800 million. These expenditures could increase or decrease as a result of a number of factors, including our financial results, strategic opportunities, future economic conditions, and our regulatory compliance requirements. We currently estimate capital expenditures to comply with environmental regulations will be about $24 million in 2025. Our estimated environmental expenditures could vary significantly depending upon the enactment of new environmental laws and regulations. For additional information, see “Environmental Matters” in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2024 Annual Report on Form 10-K.

Financing Activities

During the nine months ended September 30, 2025, net cash provided by financing activities was $1,126 million, compared to $763 million of net cash used for financing activities during the same period in 2024. We paid $337 million of dividends during the first nine months of both 2025 and 2024. In addition, we withheld shares to cover $23 million of employee restricted stock taxes during the first nine months of 2025 compared to $25 million of employee restricted stock taxes withheld during the same period in 2024. We did not have any repurchases and retirements of the Company’s common stock during both the nine month periods ended September 30, 2025 and 2024.

On July 31, 2025, the Company entered into two credit agreements (the “Commercial Credit Agreement” and the “Farm Credit Agreement,” collectively, the “Credit Agreements”). The Commercial Credit Agreement includes a $500 million three-year unsecured term loan facility and a $600 million unsecured revolving credit facility. The Farm Credit Agreements includes a $500 million seven-year unsecured term loan facility. The Credit Agreements were fully drawn upon on September 2, 2025. Additionally, on August 11, 2025, we issued $500 million of 5.20% senior notes due 2035 through a registered public offering and used the net proceeds received from this issuance, together with the net proceeds from our term loan facilities and cash on hand, to finance the Greif Acquisition. The net proceeds received from these financing activities were $1,494 million.

We paid $7 million of issuance costs, excluding lender fees, related to the Greif Acquisition financing, which includes $3 million for the bridge loan, $2 million for the Credit Agreements, and $2 million for the 5.20% senior notes due 2035.

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

The following table reconciles earnings per diluted share to earnings per diluted share excluding special items for the periods indicated (dollars in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Earnings per diluted share, as reported in accordance with GAAP	$2.51	$2.64	$7.45	$6.48
Special items:
Facilities closure and other costs (income) (a)	0.01	0.01	(0.15)	0.01
Acquisition and integration-related costs (b)	0.21	—	0.22	—
Jackson mill conversion-related activities (c)	—	—	—	0.08
Total special items	0.22	0.01	0.07	0.09
Earnings per diluted share, excluding special items	$2.73	$2.65	$7.52	$6.57

(a)
For the three and nine months ended September 30, 2025, includes $1.3 million of charges and $17.5 million of income, respectively, related to the closure of certain corrugated products facilities. For the three months ended September 30, 2025, the charges were partially offset by a gain on an asset disposal related to a closed corrugated products facility. For the nine months ended September 30, 2025, the charges were completely offset by gains on sales of corrugated products facilities during the second quarter of 2025. For the three and nine months ended September 30, 2024, includes $0.9 million and $1.0 million of charges, respectively, consisting of closure costs related to corrugated products facilities. For the nine months ended September 30, 2024, these charges were partially offset by income primarily related to a favorable lease buyout for a closed corrugated products facility during the first quarter of 2024.

(b)
For the three months and nine months ended September 30, 2025, includes $25.0 million and $26.6 million, respectively, of charges and costs related to the September 2025 Greif Acquisition, including step-up of acquired inventory, integration-related expenses and transaction expenses.

(c)
For the nine months ended September 30, 2024, includes $9.7 million of charges related to the announced discontinuation of production of UFS paper grades on the No. 3 machine at the Jackson, Alabama mill associated with the permanent conversion of the machine to produce linerboard and other paper-to-containerboard conversion related activities.

The following tables reconcile net income to net income excluding special items for the periods indicated (dollars in millions):

	Three Months Ended September 30,
	2025			2024
	Income before Taxes	Income Taxes	Net Income	Income before Taxes	Income Taxes	Net Income
As reported in accordance with GAAP	$305.2	$(78.3)	$226.9	$318.6	$(80.5)	$238.1
Special items:
Facilities closure and other costs (d)	1.3	(0.3)	1.0	0.9	(0.2)	0.7
Acquisition and integration-related costs (e)	25.0	(6.2)	18.8	—	—	—
Total special items	26.3	(6.5)	19.8	0.9	(0.2)	0.7
Excluding special items	$331.5	$(84.8)	$246.7	$319.5	$(80.7)	$238.8

	Nine Months Ended September 30,
	2025			2024
	Income before Taxes	Income Taxes	Net Income	Income before Taxes	Income Taxes	Net Income
As reported in accordance with GAAP	$893.3	$(221.0)	$672.3	$772.8	$(188.8)	$584.0
Special items:
Facilities closure and other (income) costs (d)	(17.5)	4.3	(13.2)	1.0	(0.3)	0.7
Acquisition and integration-related costs (e)	26.6	(6.6)	20.0	—	—	—
Jackson mill conversion-related activities (f)	—	—	—	9.7	(2.4)	7.3
Total special items	9.1	(2.3)	6.8	10.7	(2.7)	8.0
Excluding special items	$902.4	$(223.3)	$679.1	$783.5	$(191.5)	$592.0

(d)
For the three and nine months ended September 30, 2025, includes charges consisting of closure costs related to corrugated products facilities. For the three months ended September 30, 2025, the charges were partially offset by a gain on an asset disposal related to a closed corrugated products facility. For the nine months ended September 30, 2025, these charges were completely offset by gains from the sales of corrugated products facilities during the second quarter of 2025. For the three and nine months ended September 30, 2024, includes charges consisting of closure costs related to corrugated products facilities. For the nine months ended September 30, 2024, these charges were partially offset by income primarily related to a favorable lease buyout for a closed corrugated products facility during the first quarter of 2024.

(e)
Includes acquisition and integration costs related to the September 2025 Greif Acquisition.

(f)
Includes items related to the announced discontinuation of production of UFS paper grades on the No. 3 machine at the Jackson, Alabama mill associated with the permanent conversion of the machine to produce linerboard and other paper-to-containerboard conversion related activities.

The following table reconciles net income to EBITDA and EBITDA excluding special items for the periods indicated (dollars in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Net income	$226.9	$238.1	$672.3	$584.0
Non-operating pension income	—	(1.2)	—	(3.4)
Interest expense, net	19.3	9.7	45.2	29.7
Income tax provision	78.3	80.5	221.0	188.8
Depreciation, amortization, and depletion	152.6	132.7	431.2	389.6
EBITDA	$477.1	$459.8	$1,369.7	$1,188.7

Special items:
Facilities closure and other costs (income)	1.3	0.8	(21.0)	0.8
Acquisition and integration-related costs	25.0	—	26.6	—
Jackson mill conversion-related activities	—	—	—	8.3
Total special items	26.3	0.8	5.6	9.1
EBITDA excluding special items	$503.4	$460.6	$1,375.3	$1,197.8

The following table reconciles segment operating income (loss) to segment EBITDA and segment EBITDA excluding special items for the periods indicated (dollars in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Packaging
Segment operating income	$327.5	$320.7	$952.0	$804.3
Depreciation, amortization, and depletion	143.9	124.1	403.9	362.7
EBITDA	471.4	444.8	1,355.9	1,167.0
Facilities closure and other costs (income)	1.3	0.8	(21.0)	0.8
Acquisition and integration-related costs	19.1	—	19.1	—
Jackson mill conversion-related activities	—	—	—	4.0
EBITDA excluding special items	$491.8	$445.6	$1,354.0	$1,171.8

Paper
Segment operating income	$35.6	$38.5	$96.9	$94.9
Depreciation, amortization, and depletion	4.5	4.6	13.8	15.1
EBITDA	40.1	43.1	110.7	110.0
Jackson mill conversion-related activities	—	—	—	4.3
EBITDA excluding special items	$40.1	$43.1	$110.7	$114.3

Corporate and Other
Segment operating loss	$(38.6)	$(32.1)	$(110.4)	$(100.1)
Depreciation, amortization, and depletion	4.2	4.0	13.5	11.8
EBITDA	(34.4)	(28.1)	(96.9)	(88.3)
Acquisition and integration-related costs	5.9	—	7.5	—
EBITDA excluding special items	$(28.5)	$(28.1)	$(89.4)	$(88.3)

Market Risk and Risk Management Policies

PCA is exposed to the impact of commodity price changes, interest rate changes, and changes in the market value of its financial instruments. To manage these risks, we may from time to time enter into transactions, including certain physical commodity transactions, that are determined to be derivatives. As of September 30, 2025, we are party to certain physical commodity transactions related to natural gas supply contracts. These contracts qualify for the normal purchase normal sale ("NPNS") exception, and we have elected that exception. For a discussion of derivatives and hedging activities, see Note 2, Summary of Significant Account Policies, of the Notes to Consolidated Financial Statements in “Part II, Item 8. Financial Statements and Supplementary Data” of our 2024 Annual Report on Form 10-K.

The interest rates on approximately 75% of PCA’s debt are fixed. A one percent increase in interest rates related to variable-rate debt would have resulted in an increase in interest expense and a corresponding decrease in income before taxes of approximately $10 million annually.

Off-Balance-Sheet Activities

The Company does not have any off-balance sheet arrangements as of September 30, 2025.

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

PCA has included in its 2024 Annual Report on Form 10-K a discussion of its critical accounting policies and estimates which require management’s most difficult, subjective, or complex judgments used in the preparation of its consolidated financial statements. Based on management’s evaluation, except as discussed below there have not been any changes to these critical accounting estimates during the first nine months of 2025.

Business Combinations

From time to time, we may enter into material business combinations. We allocate the total purchase price of a business combination to the assets acquired and the liabilities assumed based on their estimated fair values at the acquisition date, with the excess purchase price recorded as goodwill. The acquisition method of accounting requires us to make significant estimates and assumptions regarding the fair values of the elements of a business combination as of the date of acquisition, including the fair values (fair value is determined using the income approach, cost approach and/or market approach) of inventory, property, plant, and equipment, identifiable intangible assets, deferred tax asset valuation allowances, and liabilities related to uncertain tax positions, among others. This method also requires us to refine these estimates over a measurement period not to exceed one year to reflect new information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date. If we are required to retroactively adjust provisional amounts that we have recorded for the fair values of assets and liabilities in connection with acquisitions, these adjustments could have a material impact on our financial condition and results of operations. Additionally, we expense any acquisition-related costs as incurred in connection with each business combination.

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

Prior to filing this report, PCA completed an evaluation under the supervision and with the participation of PCA’s management, including PCA’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of PCA’s disclosure controls and procedures as of September 30, 2025. The evaluation of PCA’s disclosure controls and procedures included a review of the controls’ objectives and design, PCA’s implementation of the controls, and the effect of the controls on the information generated for use in this report. Based on this evaluation, PCA’s Chief Executive Officer and Chief Financial Officer concluded that PCA’s disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2025.

Changes in Internal Control over Financial Reporting

On September 2, 2025, we completed the acquisition of the containerboard business of Greif, Inc. We are currently in the process of evaluating and integrating Greif’s controls over financial reporting which may result in changes or additions to PCA’s internal control over financial reporting. Under guidelines established by the SEC, companies are permitted to exclude acquisitions from their assessment of internal control over financial reporting during the first year of an acquisition while integrating the acquired company. We excluded Greif from the assessment of internal control over financial reporting at September 30, 2025.

Except as may relate to the integration of the Greif acquisition, there were no other changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the most recent fiscal quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As of the quarter ended September 30, 2025, Greif accounted for approximately 18% of the Company’s consolidated total assets. For the three and nine months ended September 30, 2025, Greif accounted for approximately 4% and 1% of the Company’s consolidated net sales, respectively.

PART II

OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

The disclosure set forth under the caption “Legal Proceedings” in Note 19, Commitments, Guarantees, Indemnifications and Legal Proceedings, of the Condensed Notes to Unaudited Quarterly Consolidated Financial Statements in “Part I, Item 1. Financial Statements” of this Form 10-Q is incorporated herein by reference.

Item 1A. RISK FACTORS

Please refer to Item 1A. in PCA’s Annual Report on Form 10-K for the year ended December 31, 2024 for a discussion of risks to which PCA’s business, financial condition, results of operations and cash flows are subject. The following are additional risk factors as a result of the Greif Acquisition.

The Greif containerboard business may underperform relative to our expectations, and we may not be able to successfully integrate the business into our existing business.

We completed the Greif Acquisition on September 2, 2025. The business may underperform relative to our expectations, which may cause our financial results to differ from our own or the investment community’s expectations. We are in the early stages of integrating the acquired business into our business, and are expending considerable time and resources on the integration. There may be substantial difficulties, costs and delays involved in this integration and the integration process could result in the diversion of our management’s attention from our existing business.

We are relying on the Seller to provide transition services to us for key functions of the acquired business, including accounting, information technology systems and support, purchasing and other services. We will be required to implement our own systems at the acquired business to perform these functions and exit the transition services agreement during the next year. We may experience delays or higher than expected costs in connection with these activities. We may face challenges in running the acquired business and achieving expected benefits from the acquisition if we experience difficulties in the implementation of our systems.

If the Greif containerboard business underperforms relative to our expectations, or if we fail to successfully integrate the business or experience difficulties in implementing our systems into the acquired business, it may have a material adverse effect on our business, financial condition and results of operations.

Increased leverage may harm our financial condition and results of operations.

We materially increased our indebtedness in connection with our acquisition of the Greif containerboard business from $2.48 billion as of the end of the second quarter to approximately $3.97 billion after the acquisition. We and our subsidiaries may incur additional indebtedness in the future. This increase and any future increase in our level of indebtedness will have several important effects on our future operations, including, without limitation:

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

Further, if we cannot service our indebtedness, we may have to take actions to secure additional cash by selling assets, seeking additional equity or reducing investments, any of which could impede the implementation of our business strategy or prevent us from entering into transactions that would otherwise benefit our business. Additionally, we may not be able to take such actions, if necessary, on commercially reasonable terms, or at all.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table presents information related to our repurchases of common stock made under repurchase plans authorized by PCA's Board of Directors, and shares withheld to cover taxes on vesting of equity awards, during the three months ended September 30, 2025:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in millions)
July 1-31, 2025	1,149	$201.27	—	$436.0
August 1-31, 2025	33	192.26	—	436.0
September 1-30, 2025	278	213.56	—	436.0
Total	1,460	$203.41	—	$436.0
(a)
All shares were withheld from employees to cover income and payroll taxes on equity awards that vested during the period.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

During the three months ended September 30, 2025, none of the Company's directors or officers adopted or terminated any contract, instruction, or written plan for the purchase or sale of our securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any non-Rule 10b5-1 trading arrangements as defined in Item 408(a) of Regulation S-K.

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

Date: November 6, 2025