Form 10-K
period 2025-12-31
PACKAGING CORP OF AMERICA
filed 2026-02-26
CIK 75677

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

At June 30, 2025, the last day of the Registrant's most recently completed second fiscal quarter, the aggregate market value of Registrant’s common equity held by non-affiliates was approximately $16,692,388,603 based upon the closing sale price as reported on the New York Stock Exchange. This calculation of market value has been made for the purposes of this report only and should not be considered as an admission or conclusion by the Registrant that any person is in fact an affiliate of the Registrant.

On February 20, 2026, there were 89,213,394 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Specified portions of the Proxy Statement for the Registrant’s 2026 Annual Meeting of Stockholders are incorporated by reference to the extent indicated in Part III of this Form 10-K.

PART I

Item 1. BUSINESS

Packaging Corporation of America (“we,” “us,” “our,” “PCA,” or the “Company”) is the third largest producer of containerboard products and a leading producer of uncoated freesheet (UFS) paper in North America. We operate ten mills and 91 corrugated products plants and related facilities. We are headquartered in Lake Forest, Illinois and operate in the United States.

We report in three reportable segments: Packaging, Paper and Corporate and Other. For segment financial information see Note 19, Segment Information, of the Notes to Consolidated Financial Statements in “Part II, Item 8, Financial Statements and Supplementary Data” of this Form 10-K.

On September 2, 2025, we completed the acquisition of the containerboard business of Greif, Inc. (“Greif” or “Greif Acquisition”) for $1.8 billion in cash. The Greif containerboard business includes two containerboard mills with approximately 800,000 tons of production capacity and eight sheet feeder and corrugated plants located across the United States. The operating results of Greif Acquisition are included in PCA’s results in the Packaging segment after the date of acquisition.

Production and Shipments

The following table summarizes the Packaging segment’s containerboard production and corrugated products shipments and the Paper segment’s UFS production.

		First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Containerboard Production (billion square feet)	2025	72.5	69.2	77.4	85.8	304.9
	2024	67.3	73.7	76.0	76.8	293.8
	2023	64.1	65.3	65.8	70.2	265.4
Containerboard Production (thousand tons)	2025	1,250	1,195	1,302	1,407	5,154
	2024	1,162	1,281	1,293	1,310	5,046
	2023	1,086	1,112	1,118	1,213	4,529
Corrugated Products Shipments (billion square feet)	2025	16.4	16.5	18.1	20.1	71.1
	2024	16.1	16.5	17.2	17.1	66.9
	2023	14.7	14.9	15.2	15.7	60.5
UFS Production (thousand tons)	2025	124	115	124	121	484
	2024	124	120	127	128	499
	2023	126	116	109	121	472

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

During the year ended December 31, 2025, our Packaging segment produced 5.2 million tons (305 billion square feet (BSF)) of containerboard at our mills. Our corrugated products manufacturing plants sold 71 BSF of corrugated products.

Facilities

We manufacture containerboard, which includes a variety of performance and specialty grades, at our containerboard mills. Total annual containerboard capacity was approximately 5.8 million tons (358 BSF) as of December 31, 2025. The following provides more details of our containerboard mills:

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

Massillon. We acquired the Massillon, Ohio mill with the Greif acquisition. The mill produces recycled corrugating medium on two machines. The mill can produce basis weights from 20 lb. to 40 lb.

Riverville. We acquired the Riverville, Virginia mill with the Greif acquisition. The mill produces corrugating medium on its No. 1 machine and corrugating medium and kraft linerboard and on its No. 2 machine. The mill can produce medium in basis weights from 23 lb. to 40 lb. and linerboard in basis weights from 26 lb. to 42 lb.

Tomahawk. Our Tomahawk, Wisconsin mill produces corrugating medium on two machines. The mill can produce basis weights from 23 lb. to 47 lb.

Valdosta. Our Valdosta, Georgia mill produces kraft linerboard on one machine. The mill can produce basis weights from 35 lb. to 96 lb.

Wallula. Our Wallula, Washington mill produces kraft linerboard and corrugating medium on its No. 3 machine. The mill can produce basis weights from 23 lb. to 26 lb. During the fourth quarter of 2025, the Company announced that it will permanently shut down the No. 2 paper machine and kraft pulping facilities at the Wallula mill. These activities were completed during the first quarter of 2026. The Company continues to operate the No. 3 paper machine and recycled pulping facilities at the mill.

As of December 31, 2025, we produced corrugated and protective packaging products at 91 facilities, and operated a technical and development center, six regional design centers, a rotogravure printing operation, and a complement of packaging supplies and distribution centers. Of the 91 manufacturing facilities, 56 are combining operations, commonly called corrugated plants, which manufacture corrugated sheets and finished corrugated packaging products, 28 are sheet plants, which procure combined sheets and manufacture finished corrugated packaging products, and seven are corrugated sheet-only manufacturers.

Corrugated products plants tend to be located in close proximity to customers to minimize freight costs. Each of our plants serves a market radius of approximately 150 miles. Our sheet plants are generally located in close proximity to our larger corrugated plants, which enables us to offer additional services and converting capabilities such as small volume and quick turnaround items.

Major Raw Materials Used

Fiber supply. Fiber is the largest raw material cost to manufacture containerboard. We consume both virgin wood fiber and recycled fiber in our containerboard mills, and all of our fiber comes from renewable resources. Our mill system has the capability to shift a portion of its fiber consumption between softwood, hardwood, and recycled sources. All of our mills, other than the Massillon mill and the Wallula mill, can utilize virgin wood fiber and all of our mills, other than the Valdosta mill, can utilize some recycled fiber in their containerboard production. Our corrugated manufacturing operations generate recycled fiber as a by-product from the manufacturing process, which is consumed by our mills. In 2025, our usage of recycled fiber, net of internal generation, represents 22% of our containerboard production, which is expected to increase in 2026 and future periods.

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

In 2025, our packaging mills consumed about 89 million MMBTUs of fuel to produce both steam and electricity. Of the 89 million MMBTUs consumed, about 62% was from mill-generated biogenic fuels that are by-products of our containerboard manufacturing and pulping process and 38% was from purchased fuels. Of the purchased fuels, 76% was from natural gas, 23% was from purchased wood waste and 1% was from other purchased fuels.

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

Customers

We sell containerboard and corrugated products to approximately 12,000 customers in approximately 27,000 locations. About 70% of our corrugated products sales are to regional and local accounts, which are broadly diversified across industries and geographic locations. The remaining 30% of our corrugated products customer base consists primarily of national accounts that have multiple locations and are served by a number of PCA plants. No single customer exceeds 10% of segment sales.

The primary end-use markets in the United States for corrugated products are shown below as reported in the 2024 Fibre Box Association annual report:

Food, beverages, and agricultural products	40%
Retail and wholesale trade	29%
Chemical, plastic, and rubber products	11%
Paper and other products	10%
Miscellaneous manufacturing	10%

Competition

As of December 31, 2025, we were the third largest producer of containerboard products in North America, according to industry sources and our own estimates. According to industry sources, corrugated products are produced by about 370 U.S. companies operating approximately 1,080 plants. The primary basis for competition for most of our packaging products includes quality, service, price, product design, and innovation. Most corrugated products are manufactured to the customer’s specifications. Corrugated producers generally sell within a 150-mile radius of their plants and compete with other corrugated producers in their local region. Competition in our corrugated products operations tends to be regional, although we also face competition from competitors with significant national account presence.

On a national level, our primary competitors are International Paper, Smurfit WestRock, Georgia-Pacific LLC, and Pratt Industries. However, with our strategic focus on regional and local accounts, we also compete with many smaller, independent producers.

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

In 2025, our paper mill consumed about 11 million MMBTUs of fuel to produce both steam and electricity. Of the 11 million MMBTUs consumed, about 74% was from mill-generated biogenic fuels that are by-products of the manufacturing and pulping process and 26% was from purchased natural gas.

Chemical supply. We consume various chemicals in the production of white papers, including starch, precipitated calcium carbonate, caustic soda, and sodium chlorate. Most of our chemicals are purchased under contracts, which are bid or negotiated periodically.

Sales, Marketing, and Distribution

Our papers are sold primarily through our sales and marketing organization. We ship to customers both directly from our mill and through distribution centers and a network of outside warehouses by rail or truck. This allows us to respond quickly to customer requirements.

Customers

We have about 50 customers in approximately 180 locations. These customers include office products distributors and retailers, paper merchants, and envelope and other converters. We have established long-term relationships with many of our customers. ODP Corporation (“ODP”), formerly Office Depot, Inc., along with its subsidiaries and affiliates, is our largest customer in the Paper segment. Effective March 1, 2025, we have amended the agreement with ODP in which we will continue to supply commodity and non-commodity office papers through December 31, 2026. If the agreement is not renewed by the parties, ODP's obligation to purchase paper would phase down over a two-year period beginning January 1, 2027. In 2025, our sales revenue to ODP represented 58% of our Paper segment sales revenue and 4% of our consolidated sales revenue.

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

As of December 31, 2025, we had approximately 16,800 employees, including 4,600 salaried and 12,200 hourly employees. Approximately 57% of our hourly employees worked pursuant to collective bargaining agreements. The majority of our unionized employees are represented by the United Steel Workers (USW), the Printing Packaging Production Workers Union (PPPWU), the Association of Western Pulp and Paper Workers (AWPPW), the International Association of Machinists (IAM), and the International Brotherhood of Teamsters (IBT). We are currently in negotiations to renew or extend union contracts that have expired or are expiring in the near future. During 2025, we experienced no work stoppages, and we believe we have satisfactory labor relations with our employees.

Regulatory and Environmental Matters

A discussion of the financial impact of our compliance with environmental laws is presented under the caption “Regulatory and Environmental Matters” in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K.

Executive Officers of the Registrant

Brief statements setting forth the age at February 26, 2026, the principal occupation, employment during the past five years, the year in which such person first became an officer of PCA, and other information concerning each of our executive officers appears below.

Mark W. Kowlzan, 70, Chairman and Chief Executive Officer - Mr. Kowlzan has served as PCA’s Chairman since January 2016 and as Chief Executive Officer and a director since July 2010. From 1998 through June 2010, Mr. Kowlzan led the company’s containerboard mill system, first as Vice President and General Manager and then as Senior Vice President - Containerboard. From 1996 through 1998, Mr. Kowlzan served in various senior mill-related operating positions with PCA and Tenneco Packaging, including as manager of the Counce linerboard mill. Prior to joining Tenneco Packaging, Mr. Kowlzan spent 15 years at International Paper, a global paper and packaging company, where he held a series of operational and managerial positions within its mill organization. Mr. Kowlzan is a member of the board of American Forest and Paper Association.

Thomas A. Hassfurther, 70, President - Mr. Hassfurther was promoted to President of PCA in February 2025. Mr. Hassfurther previously served as Executive Vice President - Corrugated Products of PCA from September 2009 to February 2025 and as Senior Vice President - Sales and Marketing, Corrugated Products from February 2005 to September 2009. Prior to this, he held various senior-level management and sales positions at PCA and Tenneco Packaging. Mr. Hassfurther joined the company in 1977.

Charles J. Carter, 66, Executive Vice President - Mill Operations - Mr. Carter has led our mill operations since January 2011. From March 2010 to January 2011, Mr. Carter served as PCA’s Director of Papermaking Technology. Prior to joining PCA in 2010, Mr. Carter spent 28 years with various pulp and paper companies in managerial and technical positions of increasing responsibility, most recently as Vice President and General Manager of the Calhoun, Tennessee mill of Abitibi Bowater from 2007 to 2010 and as manager of SP Newsprint’s Dublin, Georgia mill from 1999 to 2007.

Kent A. Pflederer, 55, Executive Vice President and Chief Financial Officer - Mr. Pflederer has served as our Chief Financial Officer since 2025. He previously served as General Counsel and Corporate Secretary from May 2007 to April 2025. Prior to joining PCA, Mr. Pflederer served as Senior Counsel, Corporate and Securities, at Hospira, Inc. from 2004 to 2007 and served in the corporate and securities practice at Mayer Brown, LLP from 1996 to 2004.

D. Ray Shirley, 54, Executive Vice President – Corrugated Products - Mr. Shirley was promoted to Executive Vice President – Corrugated Products in February 2025. From May 2019 to February 2025, Mr. Shirley served as PCA’s Senior Vice President – Corporate Engineering and Process Technology. Mr. Shirley previously served as PCA’s Vice President – Containerboard Mills Engineering and Process Technology from 2012 to 2019 and as Mill Manager at PCA’s Counce, Tennessee containerboard mill from 2010 to 2012. He has served in various management roles within the company, including the Operations Manager at the Filer City, Michigan containerboard mill. Before joining PCA in 1996, Mr. Shirley worked for Georgia-Pacific Corporation.

Darla J. Olivier, 56, Senior Vice President – Tax, ESG and Government Affairs - Ms. Olivier has led our tax department since 1994 and served as Vice President—Tax from October 2010 to January 2022. In January 2022, she was promoted to Senior Vice President—Tax, ESG and Government Affairs, and leads our sustainability reporting and government affairs functions. Before joining PCA, Ms. Olivier worked for Coopers & Lybrand LLP, Alberto-Culver Company and SPX Corporation.

Heidi L. Patton, 57, Senior Vice President – Containerboard Sales and Supply Chain - Ms. Patton has served as Senior Vice President – Containerboard Sales and Supply Chain since January 2025. She previously served as Vice President – Containerboard Sales since 2014 and as General Manager, Containerboard Sales and Trade Manager since she joined PCA in 1996.

Joseph W. Vaughn, 63, Senior Vice President – Engineering and Operations Support - Mr. Vaughn has served as our Senior Vice President – Engineering and Operations Support since 2024. Mr. Vaughn previously served as Vice President – Engineering and Project Management. Prior to joining PCA in 2017, he spent 30 years with various pulp and paper companies in managerial and engineering positions of increasing responsibility.

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

Risks Related to our Operations, Business and Industry

General Economic Conditions – A deterioration in general economic conditions may harm our business, results of operations, cash flows, and financial position. General global and domestic economic conditions directly affect the levels of demand and production of consumer goods, levels of employment, the availability and cost of credit, and ultimately, the demand for our products and the profitability of our business. The U.S. economy has experienced persistent inflation, and we have experienced, and continue to experience, cost inflation across our business. Inflation has resulted in, and may continue to result in, higher production and transportation costs, which we may not be able to recover through higher prices charged to our customers or otherwise. Although interest rates decreased during 2025, rates still remain relatively high, which may result in lower consumer demand and higher borrowing costs, and may cause general economic conditions to deteriorate. The economic outlook for 2026 remains uncertain. We operate all of our business in the United States. If economic conditions deteriorate, the U.S. economy could experience a recession, which may result in higher unemployment rates, lower disposable income, lower Company earnings and investment, and lower consumer spending. These factors may result in lower demand for our products and negatively affect our business, results of operations and cash flows.

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

Industry Cyclicality – Changes in the prices of our products could materially affect our financial condition, results of operations, and liquidity. Macroeconomic conditions and fluctuations in industry capacity can create changes in prices, sales volumes, and margins for most of our products, particularly commodity grades of packaging and paper products. Prices for all of our products are driven by many factors, including demand for our products, industry capacity decisions made by other producers with respect to capacity and production, inflation and other general cost increases, and other competitive conditions in our industry. These factors are affected by general global and domestic economic conditions, customer purchasing decisions, and operating conditions involving our business and industry. We have little influence over the timing and extent of price changes of our products, which may be unpredictable and volatile. In addition, as many of our customer contracts include price adjustment provisions based upon published surveyed prices for containerboard or certain grades of UFS papers reported by trade publications, our selling prices are influenced by price levels determined and published by trade publications. Changes in how these surveyed price levels are determined or maintained may affect our sales prices. If supply exceeds demand, operating conditions involving our business and industry deteriorate, or other factors result in lower prices for our products, our earnings, and operating cash flows would be harmed.

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

The availability and cost of recycled fiber depends heavily on recycling rates and the domestic and global supply and demand for recycled products. We purchase recycled fiber for use at eight of our containerboard mills. In 2025, we purchased approximately 1,150,000 tons of recycled fiber at our containerboard mills, net of the recycled fiber generated by our corrugated box plants. The amount of recycled fiber purchased each year varies based upon production and the prices of both recycled fiber and wood fiber. Due to the Greif Acquisition and the restructuring of the Wallula mill, recycled fiber will be a higher proportion of our fiber mix in the future.

Periods of higher recycled fiber costs and unusual price volatility have occurred in the past. Prices for recycled fiber may continue to fluctuate significantly in the future, and a significant increase could result in higher costs and lower earnings. A $10 per ton price increase in recycled fiber for our containerboard mills would result in approximately $20 million of additional expense based on 2026 estimated consumption.

Cost of Purchased Fuels and Chemicals – An increase in the cost of purchased fuels and chemicals could lead to higher manufacturing costs, resulting in reduced earnings. We have, at times, experienced significant cost inflation and volatility for key inputs such as fuels and chemicals. We have the ability to use various types of purchased fuels in our manufacturing operations, including natural gas, and wood waste. Fuel prices, in particular prices for oil and natural gas, have fluctuated in the past. New and more stringent environmental regulations may discourage, reduce the availability of, or make more expensive, the use of certain fuels, such as natural gas, which represents the majority of our purchased fuels. In addition, costs for key chemicals used in our manufacturing operations also fluctuate. These fluctuations impact our manufacturing costs and result in earnings volatility. If fuel and chemical prices rise, our production costs and transportation costs will increase and cause higher manufacturing costs and reduced earnings if we are unable to recover such increases through higher prices of our products or other means. A $0.10 per million MMBTU increase in natural gas prices would result in approximately $3 million of additional expense, based on 2025 usage.

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

ODP Corporation (“ODP”), formerly Office Depot, Inc., along with its subsidiaries and affiliates, is our largest customer in the Paper segment. Effective March 1, 2025, we have amended the agreement with ODP in which we will continue to supply commodity and non-commodity office papers through December 31, 2026. If the agreement is not renewed by the parties, ODP’s obligation to purchase paper would phase down over a two-year period beginning January 1, 2027.

In 2025, sales to ODP represented 58% of our Paper segment sales and 4% of our consolidated sales. If these sales are reduced, including if we are unable to renew the agreement at historical volume levels, we would need to find new customers. We may not be able to fully replace any lost sales, and any new sales may be at lower prices or higher costs. Any significant deterioration in the financial condition of ODP affecting its ability to pay or any other change that makes ODP less willing to purchase our products will harm our Paper business and results of operations.

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

ESG – We may not achieve or make satisfactory progress on our goals and targets to reduce emissions and satisfy other ESG metrics. Investors, customers, governmental authorities, and other stakeholders have an interest in ESG matters, including with respect to climate change, greenhouse gas emissions, and sustainable business practices. The expectations of these stakeholders continues to evolve and there can be no guarantee that our approach will align with the preferences of any particular stakeholder. Both mandatory and voluntary ESG reporting requirements are also evolving and may not be uniform nor evenly interpreted, ESG information is often reliant on third-party information and ESG scoring service providers use differing methodologies which may impact how stakeholders perceive, justifiably or not, how we are performing.

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

Acquisition Integration – The business may underperform relative to our expectations, and we may not be able to successfully integrate the business into our existing business. On September 2, 2025, we completed the acquisition of the containerboard business of Greif, Inc. The business may underperform relative to our expectations, which may cause our financial results to differ from our own or the investment community’s expectations. We are in the early stages of integrating the acquired business into our business, and are expending considerable time and resources on the integration. There may be substantial difficulties, costs and delays involved in this integration and the integration process could result in the diversion of our management’s attention from our existing business.

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

In 2025, our total company costs including cost of sales (COS) and selling, general, and administrative expenses (SG&A) was $7.7 billion, and excluding non-cash costs (depreciation, depletion and amortization, pension and postretirement expense, and share-based compensation expense) was $7.0 billion. A 1% increase in COS and SG&A costs would increase costs by $77 million and cash costs by $70 million.

Debt obligations – Our debt service obligations may reduce our operating flexibility. At December 31, 2025, we had $4.0 billion of debt outstanding and a $573 million undrawn revolving credit facility, after deducting letters of credit. Our indebtedness includes $1.0 billion with floating interest rates. An increase in interest rates will increase the amount we must pay to service our indebtedness. We and our subsidiaries are not restricted from incurring, and may incur, additional indebtedness in the future.

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

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 1C. CYBERSECURITY

Risk Management and Strategy

The Company maintains a cyber risk management program to prevent, detect and respond to information security threats. This program is supervised by a dedicated Chief Information Security Officer (CISO) whose team is responsible for leading enterprise-wide cybersecurity strategy, policy, standards, architecture and processes. The CISO manages the program in collaboration with the Company’s businesses and functions. To mitigate the risk of cybersecurity threats and data breaches we also have established policies and procedures, including a Cybersecurity & Data Breach Incident Response Policy and identified an Incident Response Team (IRT) with defined roles, responsibilities and means of communication. As part of our broader risk management and control framework we have implemented cybersecurity controls over the information technology and process control systems of the Company and of its third-party service providers. The Company engages third-party organizations to assess the controls around sensitive data, including but not limited to financial, employee, customer and vendor data as well as data affecting our process controls and data used to operate our manufacturing and converting facilities. We work with an independent assessor to conduct interim assessments and track ongoing efforts to continuously improve the Company’s cyber risk management program. The most recent assessment was completed at the end of 2022. In addition, the Company utilizes an independent audit firm to perform specific attack and penetration reviews on an annual basis. While we have experienced threats to our data and systems, as of December 31, 2025, we are not aware of any cybersecurity incidents that have materially impacted, or are reasonably likely to materially impact, our operations or financial condition.

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

As of December 31, 2025, we own buildings and land for our ten mills. Additionally, we have 91 corrugated manufacturing operations, of which the buildings and land for 56 are owned, including 44 combining operations, or corrugated plants, five corrugated sheet-only manufacturers, and seven sheet plants. We lease the buildings for 12 corrugated plants, two corrugated sheet-only manufacturers, and 21 sheet plants. We own warehouses and miscellaneous other properties, including sales offices and woodlands management offices. We lease space for regional design centers and numerous other distribution centers, warehouses, and facilities. The equipment in these leased facilities is, in virtually all cases, owned by us, except for forklifts and other rolling stock, which are generally leased.

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

Stockholders

On February 20, 2026, there were 146 holders of record of our common stock.

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

During the fourth quarter of 2025, we paid $153.0 million, including fees, to repurchase 0.8 million shares of common stock. At December 31, 2025, $283.1 million of the authorized amount remained available for repurchase of the Company’s common stock. All shares repurchased have been retired. The Company did not repurchase any shares of its common stock under this authority during the year ended December 31, 2024. During the third quarter of 2023, we paid $41.5 million, including fees, to repurchase 0.3 million shares of common stock.

Pursuant to its equity incentive plan, the Company withholds shares from vesting employee equity awards to cover employee tax liabilities. We withheld 118,675 shares in 2025 to cover $23.6 million in employee tax liabilities, 142,552 shares in 2024 to cover $25.7 million in employee tax liabilities, and 120,534 shares in 2023 to cover $15.7 million in employee tax liabilities.

The following table presents information related to our repurchases of common stock made under repurchase plans authorized by PCA’s Board of Directors, and shares withheld to cover taxes on vesting of equity awards, during the three months ended December 31, 2025:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in millions)
October 1-31, 2025	—	$—	—	$436.0
November 1-30, 2025	195	201.22	—	436.0
December 1-31, 2025	761,674	201.04	760,748	283.1
Total	761,869	$201.04	760,748	$283.1
(a)
Includes 1,121 shares withheld from employees to cover income and payroll taxes on equity awards that vested during the period.
(b)
Excludes commissions.

Performance Graph

The graph below compares PCA’s cumulative 5-year total shareholder return on common stock with the cumulative total returns of the S&P 500 index, the S&P Midcap 400 index and a customized peer group of two companies that includes: International Paper and Smurfit Westrock. The graph tracks the performance of a $100 investment (including the reinvestment of all dividends) in our common stock and in each index from December 31, 2020 through December 31, 2025. The stock price performance included in this graph is not necessarily indicative of future stock price performance.

	Cumulative Total Return
	December 31,
	2020	2021	2022	2023	2024	2025
Packaging Corporation of America	$100.00	$101.61	$98.93	$130.46	$184.84	$173.59
S&P 500	100.00	128.71	105.40	133.10	166.40	196.16
S&P Midcap 400	100.00	124.76	108.47	126.29	143.88	154.68
Peer Group	100.00	103.66	79.72	87.83	136.29	102.63

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

Item 6. [RESERVED]

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of historical results of operations and financial condition should be read in conjunction with the audited financial statements and the notes thereto which appear elsewhere in this Form 10-K. This discussion includes forward-looking statements regarding our expectations with respect to our future performance, liquidity, ESG goals, and capital resources. Such statements, along with any other non-historical statements in the discussion, are forward-looking. See our discussion regarding forward-looking statements included under “Part I, Item 1A. Risk Factors” of this Form 10-K. For our discussion and analysis of our results of operations, financial condition and cash flows for the year ended December 31, 2023, the earliest of the years presented in the accompanying audited financial statements included in Item 8 herein, please refer to our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission on February 27, 2025. Such information is presented in Item 7 of such report under the subcaptions “Results of Operations —Year Ended December 31, 2024, Compared with Year Ended December 31, 2023” and “Liquidity and Capital Resources” and is incorporated by reference herein.

Overview

PCA is the third largest producer of containerboard products and a leading producer of uncoated freesheet paper in North America. We operate ten mills and 91 corrugated products manufacturing plants. Our containerboard mills produce linerboard and corrugating medium, which are papers primarily used in the production of corrugated products. Our corrugated products manufacturing plants produce a wide variety of corrugated packaging products, including conventional shipping containers used to protect and transport manufactured goods, multi-color boxes and displays with strong visual appeal that help to merchandise the packaged product in retail locations, and honeycomb protective packaging. In addition, we are a large producer of packaging for meat, fresh fruit and vegetables, processed food, beverages, and other industrial and consumer products. We also manufacture and sell UFS papers, including both commodity and specialty papers, which may have custom or specialized features such as colors, coatings, high brightness, and recycled content. We are headquartered in Lake Forest, Illinois and operate primarily in the United States.

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

Included in this Item 7 are various non-GAAP financial measures, including earnings per diluted share excluding special items, net income excluding special items, earnings before non-operating pension (expense) income, interest, income taxes, and depreciation, amortization, and depletion (“EBITDA”), segment EBITDA, EBITDA excluding special items, and segment EBITDA excluding special items. We provide important disclosures regarding our presentation of non-GAAP financial measures and reconciliations of presented non-GAAP financial measures to the most comparable measures presented in accordance with GAAP later in this section under the caption “Non-GAAP Financial Measures.”

Executive Summary

Net sales were $9.0 billion for the year ended December 31, 2025 and $8.4 billion for 2024. We reported $774 million of net income, or $8.58 per diluted share, in 2025, compared to $805 million, or $8.93 per diluted share, in 2024. Net income included $114 million of expense for special items in 2025, compared to $9 million of expense for special items in 2024. Special items in both periods are described later in this section. Excluding special items, we recorded $888 million of net income, or $9.84 per diluted share, in 2025, compared to $814 million, or $9.04 per diluted share, in 2024.1 The increase was driven by improvement in legacy PCA’s earnings by $0.96 per share, partially offset by a loss of ($0.16) per share for the first four months of ownership of the Greif containerboard business. The results of the acquired business included approximately $44 million of depreciation and amortization expense, $28 million of additional interest expense, and maintenance expense for initial mill outages to make reliability and quality improvements. The increase in earnings of the legacy PCA business was driven primarily by higher prices and mix in our Packaging and Paper segments, and lower fiber costs, partially offset by higher operating and converting costs, lower sales and production volumes in our Packaging and Paper segments, higher annual outage expense, higher fixed and other expense, higher freight and logistic expenses, and higher interest expense. PCA ended the year with $668 million of cash and marketable debt securities and, including borrowing availability under its revolving credit facility, $1,241 million in liquidity.

1 Net income excluding special items, earnings per diluted share excluding special items, and segment EBITDA excluding special items are non-GAAP financial measures. See “Non-GAAP Financial Measures” later in this item 7.

Packaging segment operating income was $1,125 million in 2025, compared to $1,102 million for 2024. Packaging segment EBITDA excluding special items was $1,830 million in 2025, compared to $1,598 million in 2024.1 The increase was driven primarily by higher containerboard and corrugated products prices and mix, higher volumes as a result of the Greif containerboard business, and lower fiber costs, partially offset by higher operating and converting costs, higher annual outage expense, higher fixed and other expense, and higher freight and logistic expenses. The lower increase in operating income as compared to Packaging segment EBITDA excluding special items was primarily due to higher depreciation and amortization expenses recorded in 2025.

Packaging prices and mix reflected our 2025 price increases for containerboard and corrugated products. Corrugated product shipments were up 6.3% per workday and in total throughout 2025, compared with 2024, with the addition of the acquired Greif business. Legacy corrugated product shipments were flat compared with 2024. Our containerboard production was approximately 305 BSF, and containerboard inventory weeks-of-supply at the end of 2025 was flat compared to year end 2024. For more information on our containerboard production and corrugated products shipments, refer to the table presented under the caption “Production and Shipments” in “Part I, Item 1. Business” of this Form 10-K. We notified customers of a $70 per ton price increase for linerboard and medium effective March 1, 2026.

Paper segment operating income was $130 million in 2025 and in 2024. Paper segment EBITDA excluding special items was $148 million in 2025, compared to $154 million in 2024.1 The decrease was due primarily to higher operating costs and lower paper volumes, partially offset by higher prices and mix. Paper prices and mix reflected our 2025 price increase for office, printing, and converting papers.

Industry and Business Conditions

Trade publications reported North American industry-wide corrugated products shipments were down (1.8%) in 2025, compared to 2024. Reported industry containerboard production decreased (4.5%) compared to 2024, and reported industry containerboard inventories at the end of 2025 were approximately 2.8 million tons, up 1.3% compared to 2024. Reported containerboard export shipments decreased (11.4%) compared to 2024. In February 2025, index prices increased $40 per ton for linerboard and for corrugating medium.

The market for communication papers competes heavily with electronic data transmission and document storage alternatives. Increasing shifts to these alternatives have reduced usage of traditional print media and communication papers. Trade publications reported North American uncoated freesheet paper shipments decreased (9.6%) in 2025, compared to 2024. Average prices reported by a trade publication for cut size office papers were higher by $47 per ton, or 3.3%, in 2025 compared to 2024. Reported index prices increased $30 per ton for cut size office papers and for offset printing papers in February 2025 and $10 per ton in April 2025.

Outlook

Looking ahead to the first quarter of 2026, in our Packaging segment, we expect higher per-day volume in our legacy corrugated products plants over last year, reflecting improving demand, though shipment volume is seasonally slower than the fourth quarter and we experienced some disruption in shipments from weather events earlier in the quarter. We will produce less containerboard than the fourth quarter with two fewer operating days in the first quarter, a scheduled maintenance outage at our Counce, TN mill and lower production at the reconfigured Wallula, WA mill. Domestic containerboard and corrugated products prices will be higher with an improved corrugated product mix throughout the quarter and we expect to benefit slightly from our previously announced containerboard price increases beginning in March. Export volume is expected to be slightly higher and prices are expected to be flat to slightly down. In the Paper segment, we forecast slightly lower volume with two less mill operating days and prices and mix to be slightly lower. With the exception of fiber prices, we expect price inflation across most of our direct, indirect and fixed operating and converting costs. In addition, wood, energy, and chemical costs will also increase due to winter conditions negatively impacting usages and yields for these items. Our cost structure will begin to benefit from the Wallula reconfiguration late in the first quarter. Labor and benefits costs will be higher due to timing-related items that occur at the beginning of a new year for annual increases, the restart of payroll taxes, and share-based compensation expenses. Freight will be slightly higher and we expect slightly lower depreciation expense. Scheduled outage expenses will be lower and we assume a lower corporate tax rate. Considering these items, we expect first quarter earnings to be lower than the fourth quarter of 2025.

Results of Operations

Year Ended December 31, 2025 Compared with Year Ended December 31, 2024

The historical results of operations of PCA for the years ended December 31, 2025 and 2024 are set forth below (dollars in millions):

	Year Ended December 31,
	2025	2024	Change
Packaging	$8,293.9	$7,690.9	$603.0
Paper	615.4	624.7	(9.3)
Corporate and other and eliminations	80.0	67.7	12.3
Net sales	$8,989.3	$8,383.3	$606.0
Packaging	$1,125.3	$1,101.5	$23.8
Paper	129.6	129.7	(0.1)
Corporate and Other	(147.9)	(129.9)	(18.0)
Income from operations	1,107.0	1,101.3	5.7
Non-operating pension (expense) income	(0.1)	4.5	(4.6)
Interest expense, net	(79.1)	(41.4)	(37.7)
Income before taxes	1,027.8	1,064.4	(36.6)
Income tax expense	(253.7)	(259.3)	5.6
Net income	$774.1	$805.1	$(31.0)
Net income excluding special items (a)	$888.0	$814.5	$73.5
EBITDA (a)	$1,759.8	$1,626.9	$132.9
EBITDA excluding special items (a)	$1,861.6	$1,637.1	$224.5

(a)
See “Non-GAAP Financial Measures” included in this Item 7 for a reconciliation of non-GAAP measures to the most comparable GAAP measure.

Net Sales

Net sales increased $606 million, or 7.2%, to $8,989 million in 2025, compared to $8,383 million in 2024.

Packaging. Net sales increased $603 million, or 7.8%, to $8,294 million, compared to $7,691 million in 2024, due to higher volume related to the acquired business ($338 million), higher containerboard and corrugated products prices and mix ($332 million) partially offset by lower legacy volume ($67 million). In 2025, export and domestic containerboard outside shipments decreased (7.8%) compared to 2024. Corrugated products shipments from the legacy PCA business were flat per day and in total, compared to 2024. Including the acquired business, shipments were up 6.3% per day and in total. In 2025, our domestic containerboard prices were 5.3% higher, while export prices were 6.2% higher than 2024.

Paper. Net sales decreased $9 million, or (1.5%), to $615 million, compared to $625 million in 2024. The decrease was due to lower volume ($20 million), partially offset by higher prices and mix ($11 million).

Gross Profit

Gross profit increased $107 million in 2025, compared to 2024. The increase was driven primarily by higher prices and mix in the Packaging and Paper segments, higher volumes in the Packaging segment, and lower fiber costs, partially offset by higher operating and converting costs, higher maintenance outage expense, higher fixed and other expense, higher freight expense, and lower volume in the Paper Segment. In 2025, gross profit included $70 million of special items expense related to Wallula mill restructuring, the Greif Acquisition, and corrugated facility closures. In 2024, gross profit included $3 million of special items expense related to Jackson mill conversion-related activities and corrugated facility closure and other costs.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses (“SG&A”) increased $24 million in 2025 compared to 2024. The increase was primarily due to higher employee-related expenses and higher depreciation related to the newly acquired business, partially offset by lower bad debt expense.

Other Expense, Net

Other expense, net for the years ended December 31, 2025 and 2024 are set forth below (dollars in millions):

	Year Ended December 31,
	2025	2024
Asset disposals and write-offs	$(40.8)	$(39.7)
Facilities closure and other income (costs)	19.4	(1.0)
DeRidder and other litigation	(3.5)	(95.2)
DeRidder and other litigation insurance recoveries	3.5	95.2
Wallula mill restructuring	(87.0)	—
Acquisition and integration-related costs	(13.3)	—
Jackson mill conversion-related activities	—	(7.6)
Other	(26.7)	(23.2)
Total	$(148.4)	$(71.5)

We discuss these items in more detail in Note 7, Other Expense, Net of the Condensed Notes to the Consolidated Financial Statements in “Part II, Item 8. Financial Statements” of this Form 10-K.

Income from Operations

Income from operations increased $6 million, or 0.5%, for the year ended December 31, 2025, compared to 2024. Income from operations in 2025 included $151 million of expense for special items compared to $12 million in 2024. Special items in 2025 included $128 million of expense for Wallula mill restructuring, $33 million of expense related to the Greif Acquisition and $10 million of income related to corrugated facility closures. Special items in 2024 included $10 million for Jackson mill conversion-related activities and $2 million of expense related to corrugated facility closure and other costs.

Packaging. Segment operating income increased $24 million to $1,125 million, compared to $1,102 million in 2024. The increase related primarily to higher containerboard and corrugated products prices and mix ($366 million), lower fiber costs ($59 million), and the impact of newly acquired Greif operations ($8 million), partially offset by higher operating and converting costs ($128 million), higher maintenance outage expenses ($40 million), lower legacy sales and production volumes ($39 million), higher depreciation expense ($33 million), higher fixed and other costs ($22 million), and higher freight expense ($16 million). Special items in 2025 included $128 million of expense for Wallula mill restructuring, $20 million of expense related to the Greif Acquisition and $10 million of income related to corrugated facility closures. Special items in 2024 included $4 million of expense for Jackson mill conversion-related activities and $2 million of expense for corrugated facility closure and other costs.

Paper. Segment operating income was $130 million in 2025 and in 2024. Higher operating costs ($9 million), lower sale sand production volumes ($8 million) higher fiber costs ($2 million), and higher maintenance outage expenses ($1 million), were partially offset by higher prices and mix ($11 million), lower fixed and other costs ($2 million), and lower freight expense ($1 million). Additional benefit was due to no significant special items in 2025 compared to $6 million of expense for Jackson mill conversion-related activities in 2024.

Non-Operating Pension Expense, Interest Expense, Net and Income Taxes

During 2025, non-operating pension expense increased $5 million compared to 2024. The increase in non-operating pension expense was related to unfavorable 2024 asset performance partially offset by favorable assumption changes.

Interest expense, net, during 2025 increased $38 million compared to 2024. The increase in interest expense, net was primarily due to higher interest expense in 2025 as a result of the Company’s financing for the Greif Acquisition and the November 2023 debt refinancing and lower interest income as a result of lower interest rates on lower cash balances due to the Greif Acquisition.

During 2025, we recorded $254 million of income tax expense, compared to $259 million of income tax expense during 2024. The effective tax rate for 2025 and 2024 was 24.7% and 24.4%, respectively. The increase in our effective tax rate for 2025 compared to 2024 was primarily due to a lower federal research and development tax credit and lower excess tax benefits associated with employee restricted stock and performance unit vests.

On July 4, 2025, the President signed into law H.R.1, the One Big Beautiful Bill Act (“OBBBA”). For additional information regarding the impact of the OBBBA, see Note 8, Income Taxes, of the Consolidated Financial Statements included in “Part II, Item 8. Financial Statements and Supplementary Data” of this Form 10-K.

Liquidity and Capital Resources

Sources and Uses of Cash

Our primary sources of liquidity are net cash provided by operating activities and available borrowing capacity under our revolving credit facility. We ended the year with $529 million of cash and cash equivalents, $139 million of marketable debt securities, and $573 million of unused borrowing capacity under the revolving credit facility, net of letters of credit.

On July 31, 2025, the Company entered into two credit agreements (the “Commercial Credit Agreement” and the “Farm Credit Agreement,” collectively, the “Credit Agreements”). The Commercial Credit Agreement includes a $500 million three-year unsecured term loan facility and a $600 million unsecured revolving credit facility. The Farm Credit Agreement includes a $500 million seven-year unsecured term loan facility. The Credit Agreements were fully drawn upon on September 2, 2025. Additionally, on August 11, 2025, we issued $500 million of 5.20% senior notes due 2035 through a registered public offering and used the net proceeds received from this issuance, together with the net proceeds from our term loan facilities and cash on hand, to finance the Greif Acquisition. For more information on the Greif Acquisition financing, see Note 11, Debt, of the Consolidated Financial Statements included in “Part II, Item 8. Financial Statements and Supplementary Data” of this Form 10-K as well as the information provided below under “—Financing Activities” for further information. For more information on the Greif Acquisition, see Note 5, Acquisitions of the Consolidated Financial Statements included in “Part II, Item 8. Financial Statements and Supplementary Data” of this Form 10-K as well as the information provided below under “—Investing Activities” for further information.

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

Below is a summary table of our cash flows, followed by a discussion of our sources and uses of cash through operating activities, investing activities, and financing activities (dollars in millions):

	Year Ended December 31,
	2025	2024
Net cash provided by (used for):
Operating activities	$1,557.5	$1,191.2
Investing activities	(2,572.9)	(277.8)
Financing activities	859.4	(876.4)
Net (decrease) increase in cash and cash equivalents	$(156.0)	$37.0

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

During 2025, net cash provided by operating activities was $1,558 million, compared to $1,191 million for 2024, an increase of $367 million. Cash from operations excluding changes in cash used for operating assets and liabilities increased $211 million, primarily due to higher depreciation and higher deferred income tax liabilities in 2025 as discussed above. Cash increased by $156 million due to changes in operating assets and liabilities, primarily due to the following:

a)
a net favorable change in prepaid expenses and other current assets primarily related to the establishment of a receivable for the DeRidder trial and related insurance recoveries during 2024 and reduction of receivables against insurance carriers during 2025 related to the DeRidder settlement and settlement of other litigation;
b)
a net favorable change in inventories primarily resulting from a buildup in Packaging segment inventory levels during 2024 due to rising volume and certain customer inventory on hand requirements; and
c)
a net favorable change in accounts receivable due to a decrease in Packaging segment accounts receivable levels during 2024, which primarily related to higher sales volume and an increase in days sales outstanding in 2024 when compared to 2023. This favorable change was partially offset by an increase in Corporate accounts receivable levels in 2025 compared to 2024 and an increase in Paper segment accounts receivable levels during 2025 compared to 2024 primarily related to an increase in days sales outstanding in 2025 and lower customer accounts receivable balances at the end of 2024.

These favorable changes were partially offset by the following:

d)
a net unfavorable change in accrued liabilities predominantly related to the establishment of accrued liabilities for the DeRidder trial and other litigation in 2024 and reversal of these accrued liabilities during 2025 and the establishment of accruals related to the Wallula mill restructuring in 2025, partially offset by an increase in interest accruals in 2025 compared to 2024 due to the Greif Acquisition financing;
e)
a net unfavorable change in accounts payable primarily related to a decrease in accounts payable levels during 2025 compared to 2024, when accounts payable levels were elevated due to higher sales and slightly lower days payables outstanding when compared to 2023. These unfavorable changes were partially offset by the timing of payments in 2025; and
f)
a net unfavorable change in income taxes during 2025 compared to 2024 due to an increase in income tax receivables in 2025, as income tax payments exceeded income tax accruals.

Investing Activities

We used $2,573 million for investing activities in 2025, compared to $278 million in 2024. We spent $829 million for internal capital investments during 2025, compared to $670 million during 2024. In September 2025, we completed the Greif Acquisition for a purchase price of $1,804 million, net of cash acquired.

In September 2024, we received $400 million in net proceeds from the maturity of our investments in time deposits, which were used to repay our 3.65% senior notes that were due on September 15, 2024.

The details of capital expenditures for property and equipment by segment for the years ended December 31, 2025 and 2024 are included in the table below (dollars in millions).

	Year Ended December 31,
	2025	2024
Packaging	$779.3	$626.6
Paper	15.4	15.0
Corporate and Other	34.2	28.1
	$828.9	$669.7

We expect capital investments in 2026 to be between $800 million and $870 million. These expenditures could increase or decrease as a result of a number of factors, including our financial results, strategic opportunities, future economic conditions, and our regulatory compliance requirements. We currently estimate capital expenditures to comply with environmental regulations will be about $21 million in 2026. Our estimated environmental expenditures could vary significantly depending upon the enactment of new environmental laws and regulations. For additional information, see “Environmental Matters” in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Financing Activities

In 2025, net cash provided by financing activities was $859 million, compared to $876 million of cash used for financing activities in 2024, an increase of $1,735 million. We paid $450 million in dividends on our common stock in 2025 compared to $449 million in 2024 and withheld shares to cover $24 million of employee restricted stock taxes in 2025 compared to $26 million in 2024. We repurchased and retired 0.8 million shares of the Company’s common stock for $153 million in 2025. We had no share repurchases in 2024.

On July 31, 2025, the Company entered into the Commercial Credit Agreement and the Farm Credit Agreement. The Commercial Credit Agreement includes a $500 million three-year unsecured term loan facility and a $600 million unsecured revolving credit facility. The Farm Credit Agreements includes a $500 million seven-year unsecured term loan facility. The Credit Agreements were fully drawn upon on September 2, 2025. Additionally, on August 11, 2025, we issued $500 million of 5.20% senior notes due 2035 through a registered public offering and used the net proceeds received from this issuance, together with the net proceeds from our term loan facilities and cash on hand, to finance the Greif Acquisition. The net proceeds received from these financing activities were $1,494 million.

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

See Note 11, Debt, of the Consolidated Financial Statements included in “Part II, Item 8. Financial Statements and Supplementary Data” of this Form 10-K for more information on our debt.

Commitments

Contractual Obligations

Our cash requirements greater than twelve months from contractual obligations and commitments include:

•
Debt obligations and interest payments. See Note 11, Debt, of the Consolidated Financial Statements included in “Part II, Item 8. Financial Statements and Supplementary Data” of this Form 10-K for more information on our debt obligations and interest payments and the timing of expected future payments.
•
Operating and finance leases. See Note 3, Leases, of the Consolidated Financial Statements included in “Part II, Item 8. Financial Statements and Supplementary Data” of this Form 10-K for more information on our lease obligations and the timing of expected future payments.
•
Asset retirement obligations. See Note 14, Asset Retirement Obligations, of the Consolidated Financial Statements included in “Part II, Item 8. Financial Statements and Supplementary Data” of this Form 10-K for more information on our asset retirement obligation at the end of the period.
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

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements as of December 31, 2025.

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

In 2025, our total company costs including cost of sales (COS) and selling, general, and administrative expenses (SG&A) was $7.7 billion, and excluding non-cash costs (depreciation, depletion and amortization, pension and postretirement expense, and share-based compensation expense) was $7.0 billion. A 1% increase in COS and SG&A costs would increase costs by $77 million and cash costs by $70 million.

Certain items of product input costs have historically been subject to more cost volatility including fiber, purchased energy, and chemicals.

Energy

Our mills represent about 90% of our total purchased fuel costs. In 2025, our Packaging and Paper mills consumed about 101 million MMBTUs of fuel, including internally generated and externally purchased, to produce both steam and electricity. The following table for 2025 provides the total MMBTUs purchased externally by fuel type each quarter and the average cost per MMBTU by fuel type for the year. The cost per MMBTU includes the cost of the fuel plus our transportation and delivery costs.

	2025 Fuel Purchased (millions of MMBTUs)					2025 Avg.
Fuel Type	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year	Cost / MMBTU
Natural gas	8.1	6.5	6.2	7.7	28.5	$4.28
Purchased bark	1.6	1.9	2.1	2.3	7.9	2.46
Other purchased fuels	0.1	0.1	0.1	0.1	0.4	5.12
Total mills	9.8	8.5	8.4	10.1	36.8	$3.90

In addition, the mills purchased 23.97 million CkWh (hundred kilowatt-hours) of electricity in 2025. The purchases by quarter and the average cost per CkWh were as follows:

	2025 Purchased Electricity (millions of CkWh)					2025 Avg.
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year	Cost / CkWh
Purchased electricity	5.6	5.6	6.1	6.7	24.0	$7.34

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
c)
Clean Air Act (CAA);
d)
The Emergency Planning and Community Right-to-Know-Act (EPCRA);
e)
Toxic Substance Control Act (TSCA); and
f)
Safe Drinking Water Act (SDWA).

We believe that we are currently in material compliance with these and all applicable environmental rules and regulations. Because environmental regulations are constantly evolving, the Company has incurred, and will continue to incur, costs to maintain compliance with these and other environmental laws. The Company works diligently to anticipate and budget for the impact of applicable environmental regulations and does not currently expect that future environmental compliance obligations will materially affect its business or financial condition. For the year ended December 31, 2025, 2024, and 2023, we spent $64 million, $60 million, and $50 million, respectively, to comply with the requirements of these and other environmental laws. Additionally, we had $27 million of environmental capital expenditures in 2025, $19 million in 2024, and $14 million in 2023.

Under the CAA, EPA is required to conduct risk assessments for each source category subject to maximum achievable control technologies (MACT) to determine if additional standards are necessary to reduce residual risks from hazardous air pollutants (HAP) emissions. The national emissions standards for hazardous air pollutants (NESHAP) for Chemical Recovery Combustion Sources at pulp mills is due for residual risk and technology review (RTR). In November 2024, PCA was one of seven companies selected by EPA to respond to a questionnaire about operations and equipment to support EPA’s requirement to revise existing Pulp MACT standards. As part of the questionnaire, EPA is requiring companies, including PCA, to undertake pollutant testing scheduled to begin Spring 2026. Five of PCA’s mills will participate in the risk assessment.

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

Because liability for remediation costs under environmental laws is strict, meaning that liability is imposed without fault, joint and several, meaning that liability is imposed on each party without regard to contribution, and retroactive, PCA could receive notifications of cleanup liability in the future and this liability could be material. From 2006 through 2025, there were no significant environmental remediation costs at PCA’s mills and corrugated plants. As of December 31, 2025, we maintained an environmental reserve of $30.9 million relating to on-site landfills and surface impoundments as well as ongoing and anticipated remedial projects. The Company believes that it is not reasonably possible that future environmental expenses above the $30.9 million accrued at December 31, 2025, will have a material impact on its financial condition, results of operations, and cash flows.

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

We are seeking to further improve our environmental impact and have voluntarily set goals to reduce our absolute Scope 1 and 2 (market-based) greenhouse gas emissions by 35% by 2030 from a 2021 baseline year and to reach net-zero carbon emissions within our own operations and our value chain by 2050. In addition, we and our industry support the American Forest & Paper Association’s goal of a 50% reduction in Scope 1 and Scope 2 greenhouse gas emissions intensity by 2030 from a 2005 baseline. We have a carbon neutrality team, consisting of a cross-functional group of key operational, engineering, environmental, legal and sustainability personnel to lead our efforts. Our strategy to achieve greenhouse gas emissions reductions is premised upon the carbon neutrality of the biogenic fuels used in our operations and we believe that meaningful reductions in greenhouse gas emissions can be achieved through investment in more efficient operations utilizing carbon-neutral fuels and in emerging and advancing technologies. We regularly work to identify and implement projects that will improve our efficiency. To what extent and when we embark upon major capital projects to reduce emissions will depend in part upon technology advancements, emerging regulatory and tax policies involving greenhouse gas emissions, assessment of risks and the economic impact of investing in projects that reduce emissions. We also regularly assess the use of alternative, non-emitting energy sources at our own facilities (such as solar) and opportunities to support additive carbon-free grid power via renewable energy certificates (RECs) and power purchase agreements (PPAs), where feasible to do so, and partnering with utilities to procure carbon-free power where opportunities exist. We annually report key data to our stakeholders regarding our greenhouse gas emissions, among other things, in our responsibility report. Our responsibility report is available on our website and is not intended to be incorporated by reference herein.

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

Business Combinations

From time to time, we may enter into material business combinations. We account for acquisitions using the acquisition method under which, upon obtaining control, we recognize each identifiable asset acquired and liability assumed at its acquisition date fair value. The determination of those fair values requires significant judgment and the use of valuation techniques when observable market inputs are unavailable. We engage third-party valuation specialists to review these critical assumptions and prepare detailed fair value analyses for material acquisitions.

We value acquired intangible assets using models such as the income approach, including the relief-from-royalty method and multi-period excess earnings method as well as other cost-based techniques. Key unobservable inputs include forecasted revenue, EBITDA margins, discount rate, royalty rate, and estimated useful lives. We value acquired property, plant and equipment using a combination of the cost and market approaches. The market approach estimates fair value by analyzing recent actual market transactions for similar assets or liabilities. The cost approach estimates fair value based on the expected cost to replace or reproduce the asset or liability and relies on assumptions regarding the occurrence and extent of any physical, functional and/or economic obsolescence. Some of the more significant estimates and assumptions inherent in these approaches are the values of asset replacement costs, comparable assets and estimated remaining economic lives of the assets.

Any excess of the purchase price over the fair values of identifiable net assets is recorded as goodwill. During the measurement period, up to one year from the acquisition date, significant provisional amounts are adjusted with a corresponding offset to goodwill.

On September 2, 2025, we completed the acquisition of Greif. For further detail, see Note 5, Acquisitions, of the Notes to Consolidated Financial Statements in “Part II, Item 8. Financial Statements and Supplementary Data” of this Form 10-K.

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

We recognize the funded status of our pension plans on our Consolidated Balance Sheet and recognize the actuarial and experienced gains and losses and the prior service costs and credits as a component of “Accumulated Other Comprehensive Loss” in our Consolidated Statement of Changes in Stockholders’ Equity. Actual results that differ from assumptions are accumulated and amortized over future periods and, therefore, generally affect recognized expense in future periods. At December 31, 2025, we had $41.8 million of actuarial losses and prior service costs, net of tax, recorded in “Accumulated other comprehensive loss” on our Consolidated Balance Sheet. Accumulated losses in excess of 10% of the greater of the projected benefit obligation or the market-related value of assets will be recognized on a straight-line basis over the average remaining service period of active employees in PCA plans (which is between five and eight years) and over the average remaining lifetime of inactive participants in the Boise plan (which is approximately 22 years), to the extent that losses are not offset by gains in subsequent years. While we believe that the assumptions used to measure our pension obligations are reasonable, differences in actual experience or changes in assumptions may materially affect our pension obligations and future expense.

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

	Year Ending December 31,	Year Ended December 31,
	2026	2025	2024
Pension expense	$3.7	$10.4	$8.0
Assumptions
Discount rate	5.35%	5.56%	4.86%
Expected rate of return on plan assets	5.66%	5.71%	5.80%

A change of 0.25% in either direction to the discount rate or the expected rate of return on plan assets would have had the following effect on 2025 and 2026 pension expense (dollars in millions):

		Increase (Decrease) in Pension Expense(a)
	Base Expense	0.25% Increase	0.25% Decrease
2025
Discount rate	$10.4	$0.9	$(0.7)
Expected rate of return on plan assets	10.4	(2.7)	2.7
2026
Discount rate	$3.7	$1.0	$(0.9)
Expected rate of return on plan assets	3.7	(2.8)	2.8

(a)
The sensitivities shown above are specific to 2025 and 2026. The sensitivities may not be additive, so the impact of changing multiple factors simultaneously cannot be calculated by combining the individual sensitivities shown.

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

The following table reconciles earnings per diluted share to earnings per diluted share excluding special items for the periods indicated (dollars in millions):

	Year Ended December 31,
	2025	2024
Earnings per diluted share, as reported in accordance with GAAP	$8.58	$8.93
Special items:
Facilities closure and other (income) costs (a)	(0.09)	0.03
Wallula mill restructuring (b)	1.07	—
Acquisition and integration-related costs (c)	0.28	—
Jackson mill conversion-related activities (d)	—	0.08
Total special items	1.26	0.11
Earnings per diluted share, excluding special items	$9.84	$9.04

(a)
For 2025, includes $10.4 million of income related to gains on sales of corrugated products facilities and a gain on an asset disposal related to a closed corrugated products facility, partially offset by charges related to the closure of certain corrugated products facilities. For 2024, includes $2.7 million of charges related to the closure of certain corrugated products facilities, partially offset by income primarily related to a favorable lease buyout for a closed corrugated products facility.
(b)
For 2025, includes $128.0 million of charges related to the announced discontinuation of the No. 2 machine and kraft pulping facilities at the Wallula, Washington mill.
(c)
For 2025, includes $33.2 million of charges and costs related to the September 2025 Greif Acquisition, including step-up of acquired inventory, integration-related expenses and transaction expenses.
(d)
For 2024, includes $9.7 million of charges related to the announced discontinuation of production of uncoated freesheet paper grades on the No. 3 machine at the Jackson, Alabama mill associated with the permanent conversion of the machine to produce linerboard and other paper-to-containerboard conversion related activities.

The following table reconciles net income to net income excluding special items for the periods indicated (dollars in millions):

	Year Ended December 31,
	2025			2024
	Income before Taxes	Income Taxes	Net Income	Income before Taxes	Income Taxes	Net Income
As reported in accordance with GAAP	$1,027.8	$(253.7)	$774.1	$1,064.4	$(259.3)	$805.1
Special items:
Facilities closure and other (income) costs (e)	(10.4)	2.5	(7.9)	2.7	(0.6)	2.1
Wallula mill restructuring (f)	128.0	(31.3)	96.7	—	—	—
Acquisition and integration-related costs (g)	33.2	(8.1)	25.1	—	—	—
Jackson mill conversion-related activities (h)	—	—	—	9.7	(2.4)	7.3
Total special items	150.8	(36.9)	113.9	12.4	(3.0)	9.4
Excluding special items	$1,178.6	$(290.6)	$888.0	$1,076.8	$(262.3)	$814.5

(e)
For 2025, includes income related to gains on sales of corrugated products facilities and a gain on an asset disposal of a closed corrugated products facility, partially offset by charges related to the closure of corrugated products facilities. For 2024, includes charges related to the closure of corrugated products facilities, partially offset by income primarily related to a favorable lease buyout for a closed corrugated products facility.
(f)
For 2025, includes charges related to the announced discontinuation of the No. 2 paper machine and kraft pulping facilities at the Wallula, Washington mill.
(g)
For 2025, includes acquisition and integration costs related to the September 2025 Greif acquisition.
(h)
For 2024, includes items related to the announced discontinuation of production of UFS paper grades on the No. 3 machine at the Jackson, Alabama mill associated with the permanent conversion of the machine to produce linerboard and other paper-to-containerboard conversion related activities.

The following table reconciles net income to EBITDA and EBITDA excluding special items for the periods indicated (dollars in millions):

	Year Ended December 31,
	2025	2024
Net income	$774.1	$805.1
Non-operating pension expense (income)	0.1	(4.5)
Interest expense, net	79.1	41.4
Provision for income taxes	253.7	259.3
Depreciation, amortization, and depletion	652.8	525.6
EBITDA	$1,759.8	$1,626.9
Special items:
Facilities closure and other (income) costs	(18.5)	1.9
Wallula mill restructuring	87.0	—
Acquisition and integration-related costs	33.3	—
Jackson mill conversion-related activities	—	8.3
EBITDA excluding special items	$1,861.6	$1,637.1

The following table reconciles segment operating income (loss) to segment EBITDA and segment EBITDA excluding special items (dollars in millions):

	Year Ended December 31,
	2025	2024
Packaging
Segment operating income	$1,125.3	$1,101.5
Depreciation, amortization, and depletion	616.1	490.1
EBITDA	1,741.4	1,591.6
Facilities closure and other (income) costs	(18.5)	1.9
Wallula mill restructuring	87.0	—
Acquisition and integration-related costs	20.0	—
Jackson mill conversion-related activities	—	4.0
EBITDA excluding special items	$1,829.9	$1,597.5

Paper
Segment operating income	$129.6	$129.7
Depreciation, amortization, and depletion	18.5	19.5
EBITDA	148.1	149.2
Jackson mill conversion-related activities	—	4.3
EBITDA excluding special items	$148.1	$153.5

Corporate and Other
Segment operating loss	$(147.9)	$(129.9)
Depreciation, amortization, and depletion	18.2	16.0
EBITDA	(129.7)	(113.9)
Acquisition and integration-related costs	13.3	—
EBITDA excluding special items	$(116.4)	$(113.9)

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

PCA is exposed to the impact of commodity price changes, interest rate changes, and changes in the market value of its financial instruments. To manage these risks, we may from time to time enter into transactions, including certain physical commodity transactions, that are determined to be derivatives. As of December 31, 2025, we are party to certain physical commodity transactions related to natural gas supply contracts. For a discussion of derivatives and hedging activities, see Note 2, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements in “Part II, Item 8. Financial Statements and Supplementary Data” of this Form 10-K.

At December 31, 2025, the interest rates on approximately 75% of PCA’s debt are fixed. A one percent increase in interest rates related to variable-rate debt would have resulted in an increase in interest expense and a corresponding decrease in income before taxes of approximately $10 million annually.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

Packaging Corporation of America:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Packaging Corporation of America and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of income and comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

The Company acquired the containerboard business of Greif, Inc. during 2025, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025, the containerboard business of Greif, Inc.’s internal control over financial reporting associated with approximately 18% of the Company’s consolidated total assets and approximately 4% of the Company’s consolidated net sales included in the consolidated financial statements of the Company as of and for the year ended December 31, 2025. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of the containerboard business of Greif, Inc.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Evaluation of the value of the pension benefit obligation

As discussed in Notes 2 and 13 to the consolidated financial statements, the Company’s estimated pension benefit obligation totaled $1,145 million as of December 31, 2025. The pension benefit obligation is measured at the actuarial present value as of a date of all benefits attributed by the pension benefit formula to employee service rendered before that date. The determination of the Company’s pension benefit obligation is dependent, in part, on the selection of certain actuarial assumptions, including the discount rate.

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

Fair value of acquired customer relationships intangible asset

As discussed in Note 5 to the consolidated financial statements, the Company acquired the containerboard business of Greif, Inc. on September 2, 2025, for a total purchase consideration of $1.8 billion. In connection with the acquisition, the Company recorded intangible assets with an acquisition-date fair value of $460.0 million as of December 31, 2025, of which $420.0 million related to customer relationships. Management estimated the fair value of the customer relationships intangible asset using the income approach.

We identified the evaluation of the acquisition-date fair value of the customer relationships intangible asset as a critical audit matter. Subjective auditor judgment was required to evaluate certain assumptions used to determine the fair value of the customer relationships intangible asset, including the forecasted revenues, forecasted earnings before interest, tax, depreciation and amortization (EBITDA) margins, and discount rate because of limited observable market information. Changes to those assumptions could have had a significant effect on the determination of the fair value of the customer relationships intangible asset. In addition, involvement of professionals with specialized skills and knowledge was required to evaluate the discount rate.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s acquisition-date valuation process, including controls over the development of the assumptions as described above. We evaluated the Company’s forecasted revenues and forecasted EBITDA margins by comparing them to the Company’s historical results, actual results subsequent to the acquisition date, and available industry reports. In addition, we involved valuation professionals with specialized skills and knowledge, who assisted in evaluating the discount rate by comparing it to a discount rate range that was independently developed using publicly available market data for peer entities.

/s/ KPMG LLP
We have served as the Company’s auditor since 2014.

Chicago, Illinois
February 26, 2026

Packaging Corporation of America

Consolidated Statements of Income and Comprehensive Income

(dollars in millions, except per-share data)

	Year Ended December 31,
	2025	2024	2023
Statements of Income:
Net sales	$8,989.3	$8,383.3	$7,802.4
Cost of sales	(7,099.7)	(6,600.2)	(6,103.5)
Gross profit	1,889.6	1,783.1	1,698.9
Selling, general and administrative expenses	(634.2)	(610.3)	(580.9)
Other expense, net	(148.4)	(71.5)	(42.9)
Income from operations	1,107.0	1,101.3	1,075.1
Non-operating pension (expense) income	(0.1)	4.5	(7.7)
Interest expense, net	(79.1)	(41.4)	(53.3)
Income before taxes	1,027.8	1,064.4	1,014.1
Provision for income taxes	(253.7)	(259.3)	(248.9)
Net income	$774.1	$805.1	$765.2
Net income per common share:
Basic	$8.61	$8.97	$8.52
Diluted	$8.58	$8.93	$8.48
Dividends declared per common share	$5.00	$5.00	$5.00
Statements of Comprehensive Income:
Net income	$774.1	$805.1	$765.2
Other comprehensive income, net of tax:
Foreign currency translation adjustment	$—	$—	$0.1
Changes in unrealized gains on marketable debt securities, net of tax of $0.0 million, ($0.1) million, and ($0.6) million for 2025, 2024, and 2023, respectively	0.1	0.3	1.8
Amortization of pension and postretirement plans actuarial loss and prior service cost, net of tax of ($1.3) million, ($1.4) million, and ($2.1) million for 2025, 2024, and 2023, respectively	3.8	4.1	6.4
Changes in unfunded employee benefit obligations, net of tax of $0.7 million, ($7.6) million, and ($7.8) million for 2025, 2024, and 2023, respectively	(2.1)	23.1	23.2
Other comprehensive income	1.8	27.5	31.5
Comprehensive income	$775.9	$832.6	$796.7

See notes to consolidated financial statements.

Packaging Corporation of America

Consolidated Balance Sheets

(dollars and shares in millions, except per-share data)

	December 31,
	2025	2024
ASSETS
Current Assets:
Cash and cash equivalents	$529.0	$685.0
Short-term marketable debt securities	71.8	102.0
Accounts receivable, net of allowance for credit losses and customer deductions of $17.0 million and $20.6 million as of December 31, 2025 and December 31, 2024, respectively	1,255.8	1,144.0
Inventories	1,243.2	1,124.9
Prepaid expenses and other current assets	85.8	166.9
Federal and state income taxes receivable	28.1	10.2
Total current assets	3,213.7	3,233.0
Property, plant, and equipment, net	4,985.1	4,039.0
Goodwill	1,372.3	922.4
Other intangible assets, net	602.3	191.9
Operating lease right-of-use assets	376.0	276.9
Long-term marketable debt securities	67.0	65.2
Other long-term assets	109.1	104.8
Total assets	$10,725.5	$8,833.2
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Operating lease obligations	$99.8	$80.5
Finance lease obligations	2.3	2.1
Accounts payable	471.4	430.3
Dividends payable	116.1	116.3
Accrued liabilities	302.1	362.9
Accrued interest	23.4	9.5
Total current liabilities	1,015.1	1,001.6
Long-term liabilities:
Long-term debt	3,967.3	2,474.2
Operating lease obligations	290.6	208.0
Finance lease obligations	4.9	6.7
Deferred income taxes	660.1	561.9
Compensation and benefits	106.2	95.9
Other long-term liabilities	83.3	80.9
Total long-term liabilities	5,112.4	3,427.6
Commitments and contingent liabilities (Note 20)
Stockholders' equity:
Common stock, par value $0.01 per share, 300.0 million shares authorized, 89.2 million and 89.8 million shares issued as of December 31, 2025 and December 31, 2024, respectively	0.9	0.9
Additional paid in capital	707.7	669.8
Retained earnings	3,931.0	3,776.7
Accumulated other comprehensive loss	(41.6)	(43.4)
Total stockholders' equity	4,598.0	4,404.0
Total liabilities and stockholders' equity	$10,725.5	$8,833.2

See notes to consolidated financial statements.

Packaging Corporation of America

Consolidated Statements of Cash Flows

(dollars in millions)

	Year Ended December 31,
	2025	2024	2023
Cash Flows from Operating Activities:
Net income	$774.1	$805.1	$765.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization of intangibles	652.8	525.6	517.7
Amortization of deferred financing costs	5.3	2.3	2.2
Share-based compensation expense	45.2	48.8	40.0
Deferred income tax provision (benefit)	97.3	(4.2)	5.2
Net loss on asset disposals	29.4	19.5	9.1
Pension and post-retirement benefits expense, net of contributions	8.0	(19.5)	(30.8)
Other, net	0.1	24.2	13.3
Changes in operating assets and liabilities, net of acquisitions:
(Increase) decrease in assets —
Accounts receivable	(10.3)	(110.7)	(1.4)
Inventories	4.4	(111.8)	(35.8)
Prepaid expenses and other current assets	82.9	(104.7)	(4.2)
Increase (decrease) in liabilities —
Accounts payable	(42.5)	18.3	11.4
Accrued liabilities	(71.2)	104.2	(8.2)
Federal and state income taxes payable/receivable	(18.0)	(5.9)	31.4
Net cash provided by operating activities	1,557.5	1,191.2	1,315.1
Cash Flows from Investing Activities:
Additions to property, plant, and equipment	(828.9)	(669.7)	(469.7)
Acquisition of business, net of cash acquired	(1,804.3)	—	—
Additions to other long-term assets	(2.4)	(1.9)	(2.6)
Proceeds from asset disposals	33.4	1.3	1.6
Purchases of held-to-maturity debt securities	—	—	(400.0)
Proceeds from maturities of held-to-maturity debt securities	—	400.0	—
Purchases of available-for-sale debt securities	(113.5)	(114.3)	(107.2)
Proceeds from sales of available-for-sale debt securities	41.1	8.6	5.5
Proceeds from maturities of available-for-sale debt securities	101.7	98.2	97.3
Net cash used for investing activities	(2,572.9)	(277.8)	(875.1)
Cash Flows from Financing Activities:
Repayments of debt and finance lease obligations	(2.2)	(401.9)	(1.9)
Proceeds from issuance of debt, net of discount and lender fees	1,494.1	—	397.1
Financing costs paid	(6.3)	—	(1.1)
Common stock dividends paid	(449.6)	(448.8)	(448.9)
Repurchases of common stock	(153.0)	—	(41.5)
Shares withheld to cover employee restricted stock taxes	(23.6)	(25.7)	(15.7)
Net cash provided by (used for) financing activities	859.4	(876.4)	(112.0)
Net (decrease) increase in cash and cash equivalents	(156.0)	37.0	328.0
Cash and cash equivalents, beginning of year	685.0	648.0	320.0
Cash and cash equivalents, end of year	$529.0	$685.0	$648.0

See notes to consolidated financial statements.

Packaging Corporation of America

Consolidated Statements of Changes in Stockholders' Equity

(dollars in millions and shares in thousands)

	Common Stock		Additional Paid in	Retained	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Earnings	Loss	Equity
Balance at January 1, 2023	89,695	$0.9	$581.8	$3,186.8	$(102.4)	$3,667.1
Common stock repurchases and retirements	(286)	—	(2.5)	(39.0)	—	(41.5)
Common stock withheld and retired to cover taxes on vested stock awards	(121)	—	(1.1)	(14.6)	—	(15.7)
Common stock dividends declared	—	—	—	(451.2)	—	(451.2)
Share-based compensation and other	337	—	41.9	—	—	41.9
Comprehensive income	—	—	—	765.2	31.5	796.7
Balance at December 31, 2023	89,625	0.9	620.1	3,447.2	(70.9)	3,997.3
Common stock withheld and retired to cover taxes on vested stock awards	(143)	—	(1.3)	(24.4)	—	(25.7)
Common stock dividends declared	—	—	—	(451.3)	—	(451.3)
Share-based compensation and other	320	—	51.0	0.1	—	51.1
Comprehensive income	—	—	—	805.1	27.5	832.6
Balance at December 31, 2024	89,802	0.9	669.8	3,776.7	(43.4)	4,404.0
Common stock repurchases and retirements	(761)	—	(7.4)	(145.6)	—	(153.0)
Common stock withheld and retired to cover taxes on vested stock awards	(118)	—	(1.2)	(22.4)	—	(23.6)
Common stock dividends declared	—	—	—	(451.9)	—	(451.9)
Share-based compensation and other	291	—	46.5	0.1	—	46.6
Comprehensive income	—	—	—	774.1	1.8	775.9
Balance at December 31, 2025	89,214	$0.9	$707.7	$3,931.0	$(41.6)	$4,598.0

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements

1.
Nature of Operations and Basis of Presentation

Packaging Corporation of America (“we,” “us,” “our,” “PCA,” or the “Company”) was incorporated on January 25, 1999. In April 1999, PCA acquired the containerboard and corrugated packaging products business of Pactiv Corporation (Pactiv), formerly known as Tenneco Packaging, Inc., a wholly owned subsidiary of Tenneco Inc. We are a large, diverse manufacturer of both packaging and paper products. We are headquartered in Lake Forest, Illinois and we operate primarily in the United States. We have approximately 16,800 employees.

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

On December 3, 2025, the Company approved and announced that it will permanently shut down the No. 2 paper machine and kraft pulping facilities at its Wallula, Washington containerboard mill. The Company will continue to operate the No. 3 paper machine and recycled pulping facilities at the mill. These actions, completed earlier in the first quarter of 2026, are estimated to result in approximately $205 million of pre-tax restructuring charges. In the fourth quarter of 2025, we recorded $128.0 million of expenses associated with this shut down, which included non-cash impairment and accelerated depreciation charges, charges for contract termination, severance, and other costs. These expenses were recorded in “Cost of sales” and “Other expense, net” in the Consolidated Statements of Income.

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

Cash and Cash Equivalents

Cash and cash equivalents include all cash balances and highly liquid investments with original maturities of three months or less at the date of purchase. Cash equivalents are stated at cost, which approximates market. Cash and cash equivalents totaled $529.0 million and $685.0 million at December 31, 2025 and 2024, respectively, which included cash equivalents of $487.0 million and $614.7 million, respectively. At December 31, 2025, we had no cash held by operations outside the United States, and at December 31, 2024, such amounts were insignificant.

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

For the years ended December 31, 2025 and 2024, we do not consider any of the impairments related to our marketable debt securities to be the result of credit losses. See Note 12, Cash, Cash Equivalents, and Marketable Debt Securities, for more information.

Trade Accounts Receivable, Allowances, and Customer Deductions

Trade accounts receivable are recorded at amortized cost and represent a contractual right to receive payment from a customer. The Company’s trade accounts receivable are short-term receivables, with most requiring payment within 30 to 60 days, and represent the primary class of financing receivables utilized by the Company.

The Company has entered into a number of customer-based supply chain financing programs to accelerate the receipt of payments for outstanding accounts receivable from certain customers. Receivables transferred under these programs meet the requirements to be accounted for as sales in accordance with guidance under Financial Accounting Standards Board (“FASB”) ASC 860, Transfers and Servicing. The receivables are sold without recourse and are reflected as a reduction of accounts receivable on the Consolidated Balance Sheets at the time of sale. The corresponding proceeds are reflected in cash flows from operating activities within the Consolidated Statements of Cash Flows. Receivables involved with these programs constituted about 2% of our 2025 and 2024 net sales, respectively.

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

Current period estimates for the allowance for credit losses are compared against the allowance previously recorded, and all required adjustments are reported as credit loss expense (for expected losses or write offs) or a reversal of credit loss expense (for expected recoveries) in net income. Outstanding trade accounts receivable balances are written off when deemed uncollectible after undergoing reasonable collection efforts. At December 31, 2025 and 2024, the allowance for credit losses was $5.5 million and $9.8 million, respectively.

The customer deductions reserve represents the estimated amount required for customer returns, allowances, and earned discounts. Based on the Company’s experience, customer returns, allowances, and earned discounts have averaged approximately 1% of gross selling price. Accordingly, PCA reserves 1% of its open customer accounts receivable balance for these items. The reserves for customer deductions of $11.5 million and $10.8 million at December 31, 2025 and 2024, respectively, are also included as a reduction of the accounts receivable balance.

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

For the years ended December 31, 2025 and 2024, PCA has entered into master supply contracts, or physical commodity contracts, with suppliers and distributors of natural gas for several of its manufacturing locations. These physical commodity contracts meet the criteria of derivatives under ASC 815 but qualify for the normal purchase normal sales (“NPNS”) scope exception, which we have elected. As such, PCA is not required to apply derivative accounting treatment as required in ASC 815 to these physical commodity transactions.

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

Other assets and liabilities measured and recognized at fair value on a nonrecurring basis include assets acquired and liabilities assumed and our asset retirement obligations. Given the nature of these assets and liabilities, evaluating their fair value from the perspective of a market participant is inherently complex. Assumptions and estimates about future values can be affected by a variety of internal and external factors. Changes in these factors may require us to revise our estimates and could require us to retroactively adjust provisional amounts that we recorded for the fair values of assets acquired and liabilities assumed in connection with business combinations. These adjustments could have a material effect on our financial condition and results of operations. See Note 14, Asset Retirement Obligations, for more information.

Inventory Valuation

We value our raw materials, work in process, and finished goods inventories using lower of cost, as determined by the average cost method, or net realizable value. Supplies and materials, which are used for the repair and maintenance of our machinery and equipment, are valued at the first-in, first-out (FIFO) or average cost methods.

The components of inventories were as follows (dollars in millions):

	December 31,
	2025	2024
Raw materials	$416.6	$356.6
Work in process	17.5	15.5
Finished goods	241.6	234.0
Supplies and materials	567.5	518.8
Inventories	$1,243.2	$1,124.9

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

Property, plant, and equipment consisted of the following (dollars in millions):

	December 31,
	2025	2024
Land and land improvements	$258.0	$203.4
Buildings	1,343.8	1,140.0
Machinery and equipment	8,271.7	7,368.8
Construction in progress	552.8	397.2
Other	217.0	195.8
Property, plant and equipment, at cost	10,643.3	9,305.2
Less accumulated depreciation	(5,658.2)	(5,266.2)
Property, plant, and equipment, net	$4,985.1	$4,039.0

The amount of interest capitalized from construction in progress was $9.8 million, $10.1 million, and $8.1 million for the years ended December 31, 2025, 2024, and 2023, respectively. At December 31, 2025 and December 31, 2024, purchases of property, plant, and equipment included in accounts payable were $50.4 million and $33.8 million, respectively.

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

The amount of depreciation expense was $600.9 million, $485.3 million, and $475.3 million for the years ended December 31, 2025, 2024, and 2023, respectively. In 2025, we recognized incremental depreciation expense of $49.1 million related to the announced discontinuation of the No. 2 paper machine and kraft pulping facilities at the Wallula, Washington mill and closures of corrugated products facilities. In 2024, and 2023, we recognized incremental depreciation expense of $2.2 million and $14.4 million, respectively, primarily related to Jackson mill conversion-related activities and closures of corrugated products facilities.

Pursuant to the terms of certain industrial and lease revenue bonds, title to certain property, plant, and equipment were transferred to certain municipal development authorities in, respectively, 2009 and 2025, in order to receive certain property tax or sales and use tax abatements. The title of these assets would revert back to PCA upon redemption, retirement or cancellation of the bond in question. The assets are included in the consolidated balance sheets under the caption “Property, plant, and equipment, net,” as all risks and rewards remained with the Company. The industrial revenue bonds issued in 2009 matured during 2024, and there were no items outstanding for the year ended December 31, 2024.

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

Goodwill, which amounted to $1,372.3 million and $922.4 million as of December 31, 2025 and 2024, respectively, is not amortized but is subject to an annual impairment test in accordance with ASC 350, Intangibles – Goodwill and Other. We test goodwill for impairment annually in the fourth quarter or sooner if events or changes in circumstances indicate that the carrying value of the asset may exceed fair value. Additionally, we evaluate the remaining useful lives of our finite-lived purchased intangible assets to determine whether any adjustments to the useful lives are necessary.

The Company concluded that none of the goodwill or intangible assets were impaired during the 2025, 2024, and 2023 annual impairment tests. See Note 9, Goodwill and Intangible Assets, for additional information.

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

Deferred Debt Issuance Costs

PCA has capitalized certain costs related to obtaining its financing. These costs are amortized to interest expense using the effective interest rate method over the terms of the related financing, which range from three to 30 years. At December 31, 2025 and 2024, deferred debt issuance costs were $25.2 million and $18.0 million, respectively, all of which were recorded in “Long-term debt” on our Consolidated Balance Sheets.

Cutting Rights

We lease the cutting rights to approximately 41,000 acres of timberland. For our cutting rights, we capitalize the annual lease payments and reforestation costs associated with these leases. Costs are recorded as depletion when the timber or fiber is harvested and used in operations or sold to customers. Capitalized long-term lease costs for our cutting rights, primarily recorded in “Other long-term assets” on our Consolidated Balance Sheets, were $21.5 million and $23.1 million as of December 31, 2025 and 2024, respectively. The amount of depletion expense was $2.0 million, $1.9 million, and $2.5 million for the years ended December 31, 2025, 2024, and 2023, respectively.

Deferred Software Costs

PCA capitalizes costs related to the purchase and development of software, which is used in its business operations. The costs attributable to these software systems are amortized over their estimated useful lives based on various factors such as the effects of obsolescence, technology, and other economic factors. Net capitalized software costs recorded in “Other long-term assets” on our Consolidated Balance Sheets were $0.6 million and $1.0 million for the years ended December 31, 2025 and 2024, respectively. Software amortization expense was $0.3 million, $0.6 million, and $1.4 million for the years ended December 31, 2025, 2024, and 2023, respectively.

The Company accounts for costs incurred to implement a cloud computing arrangement that is a service contract under ASU 2018-15, Intangibles – Goodwill and Other – Internal Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. This ASU includes guidance on capitalizing costs associated with developing or obtaining internal-use software. For the years ended December 31, 2025 and 2024, we did not have any capitalized costs associated with cloud computing arrangements.

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

Recently Adopted Accounting Standards

Effective January 1, 2025, we adopted ASU 2023-09, Income Taxes (Topic 740): Improvement to the Income Tax Disclosures. This ASU provides for more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. The new guidance was applied retrospectively in this Annual Report on Form 10-K and did not have a significant impact on the Company’s related disclosure as reflected in Note 8, Income Taxes.

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

Supplemental balance sheet information related to our operating leases was as follows (dollars in millions):

	Year Ended December 31,
	2025	2024
Operating lease right-of-use assets	$376.0	$276.9

Current portion of operating lease obligations	$99.8	$80.5
Long-term portion of operating lease obligations	290.6	208.0
Total operating lease obligations	$390.4	$288.5

Supplemental balance sheet information related to our finance leases was as follows (dollars in millions):

	Year Ended December 31,
	2025	2024
Buildings	$0.3	$0.3
Machinery and equipment	29.2	28.5
Total	29.5	28.8
Less accumulated amortization	(26.1)	(25.0)
Total	$3.4	$3.8

Current portion of finance lease obligations	$2.3	$2.1
Long-term portion of finance lease obligations	4.9	6.7
Total finance lease obligations	$7.2	$8.8

The Company was obligated under finance leases covering buildings and machinery and equipment in the amount of $7.2 million and $8.8 million at December 31, 2025 and 2024, respectively. Amortization of assets under finance lease obligations is included in depreciation expense.

For both operating and finance leases, the weighted average remaining lease term in years and weighted average discount rates were as follows:

	Year Ended December 31,
	2025	2024
Weighted-average remaining lease term (years):
Operating leases	5.5	5.1
Finance leases	2.8	3.8
Weighted-average discount rate:
Operating leases	4.68%	4.28%
Finance leases	6.53%	6.66%

The components of lease expense were as follows (dollars in millions):

	Year Ended December 31,
	2025	2024	2023
Finance lease cost:
Amortization of finance lease assets	$1.1	$1.0	$1.4
Interest on lease liabilities	0.5	0.7	0.8
Total finance lease cost	1.6	1.7	2.2
Operating lease cost	104.0	92.4	87.7
Short-term lease cost	27.3	25.7	24.6
Variable lease cost	26.5	22.5	21.7
Total lease cost	$159.4	$142.3	$136.2

We had an insignificant amount of sublease rental income for the years ended December 31, 2025, 2024, and 2023.

Supplemental cash flow information related to leases was as follows (dollars in millions):

	Year Ended December 31,
	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$(91.8)	$(84.3)	$(77.6)
Operating cash flows for finance leases	(1.1)	(1.0)	(1.4)
Financing cash flows for finance leases	(0.5)	(0.7)	(0.8)
Right-of-use assets obtained in exchange for new lease obligations:
Operating leases (a)	$(129.7)	$(33.6)	$(58.9)
Finance leases	(0.6)	—	—

Supplemental non-cash information on changes in lease liabilities	$63.6	$45.5	$1.3
Supplemental non-cash information on changes in right-of-use assets	$29.8	$37.3	$77.6

(a)
Includes $72.1 million of new operating lease obligations related to the Greif Acquisition.

The future minimum payments under operating and finance lease liabilities at December 31, 2025 were as follows (dollars in millions):

	Operating Leases	Finance Leases
2026	$115.4	$3.0
2027	94.9	2.9
2028	67.1	2.0
2029	46.2	—
2030	34.4	—
Thereafter	87.7	—
Total lease payments	445.6	7.9
Less imputed interest (b)	(55.2)	(0.7)
Present value of lease liabilities	$390.4	$7.2

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

The following table presents our revenues disaggregated by product line (dollars in millions):

	Year Ended December 31,
	2025	2024	2023
Packaging	$8,293.9	$7,690.9	$7,135.6
Paper	615.4	624.7	595.4
Corporate and Other	80.0	67.7	71.4
Total revenue	$8,989.3	$8,383.3	$7,802.4

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

Paper Revenue

We manufacture and sell a range of communication-based papers. Communication papers consist of cut-size office papers and printing and converting papers.

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

Amount
Cash paid for Greif Acquisition	$1,804.7
Net working capital adjustment (receivable at December 31, 2025)	(3.9)
Settlement of pre-existing relationships	(0.3)
Total purchase consideration	$1,800.5

For the year ended December 31, 2025, the Company incurred $13.3 million of charges for acquisition and integration costs related to the Greif Acquisition, which were recorded in “Other expense, net” in the Consolidated Statements of Income.

The Company accounted for the Greif Acquisition using the acquisition method of accounting in accordance with ASC 805, Business Combinations. Because the acquisition closed near the end of the quarter ended September 30, 2025, the purchase price allocation reflected in our September 30, 2025 financial statements consisted of provisional amounts. Measurement period adjustments were recorded during the three months ended December 31, 2025 as additional information became available. The following table summarizes the allocation of the purchase price to the assets acquired and the liabilities assumed, based on our current estimates of the fair value at the date of acquisition (dollars in millions):

	9/30/25 Allocation	Adjustments	Revised Allocation
Current Assets:
Cash	$0.1	$—	$0.1
Accounts receivable	97.6	—	97.6
Inventories	124.2	(1.4)	122.8
Prepaid expenses and other current assets	1.4	—	1.4
Total current assets	223.3	(1.4)	221.9
Property, plant, and equipment (a)	868.7	(107.1)	761.6
Operating lease right-of-use assets	57.0	15.1	72.1
Intangible assets (b):
Customer relationships	460.0	(40.0)	420.0
Trademarks	70.0	(30.0)	40.0
Goodwill (c)	277.4	172.5	449.9
Assets acquired	1,956.4	9.1	1,965.5

Accounts payable	70.1	(3.0)	67.1
Accrued liabilities	21.4	0.6	22.0
Current operating lease obligations	7.6	4.3	11.9
Long-term operating lease obligations	49.3	10.9	60.2
Long-term finance lease obligations	0.4	0.2	0.6
Other long-term liabilities	3.2	—	3.2
Liabilities assumed	152.0	13.0	165.0

Net assets acquired	$1,804.4	$(3.9)	$1,800.5

(a)
Property, plant and equipment are being depreciated on a straight-line basis over their preliminary estimated useful lives ranging from one to 40 years.

(b)
We are amortizing intangible assets on a straight-line basis for customer relationships and trademarks over our preliminary estimates of their useful lives of 15 years and five years, respectively, in the Packaging segment.

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

	Year Ended December 31,
	2025	2024	2023
Numerator:
Net income	$774.1	$805.1	$765.2
Less: Distributed and undistributed earnings allocated to participating securities	(5.2)	(5.6)	(6.2)
Net income attributable to common shareholders	$768.9	$799.5	$759.0
Denominator:
Weighted average basic common shares outstanding	89.3	89.1	89.1
Effect of dilutive securities	0.3	0.4	0.4
Diluted common shares outstanding	89.6	89.5	89.5
Basic income per common share	$8.61	$8.97	$8.52
Diluted income per common share	$8.58	$8.93	$8.48

7.
Other Expense, Net

The components of other income (expense), net, were as follows (dollars in millions):

	Year Ended December 31,
	2025	2024	2023
Asset disposals and write-offs	$(40.8)	$(39.7)	$(31.7)
Facilities closure and other income (costs) (a)	19.4	(1.0)	(7.9)
DeRidder and other litigation (b)	(3.5)	(95.2)	—
DeRidder and other litigation insurance recoveries (b)	3.5	95.2	—
Wallula mill restructuring (c)	(87.0)	—	—
Acquisition and integration-related costs (d)	(13.3)	—	—
Jackson mill conversion-related activities (e)	—	(7.6)	(1.8)
Other	(26.7)	(23.2)	(1.5)
Total	$(148.4)	$(71.5)	$(42.9)

(a)
For 2025, includes income consisting of gains on sales of closed corrugated products facilities and a gain on an asset disposal related to a closed corrugated products facility, partially offset by charges related to the closure of certain corrugated products facilities. For 2024, includes charges consisting of closure costs related to corrugated products facilities, partially offset by income primarily related to a favorable lease buyout for a closed corrugated products facility. For 2023, includes charges consisting of closure costs related to corrugated products facilities and design centers, partially offset by a gain on sale of a corrugated products facility.

(b)
For 2025, includes charges and income related to fully insured settlement amounts, and for 2024, includes charges and income related to the DeRidder mill lawsuit for compensatory damages plus interest. For more information, see Note 20, Commitments, Guarantees, Indemnifications, and Legal Proceedings.

(c)
Includes charges related to the announced discontinuation of the No. 2 machine and kraft pulping facilities at the Wallula, Washington containerboard mill.

(d)
Includes charges for acquisition and integration costs related to the September 2025 Greif Acquisition.

(e)
Includes charges related to the announced discontinuation of production of uncoated freesheet paper grades on the No. 3 machine at the Jackson, Alabama mill in the first quarter of 2021 associated with the permanent conversion of the machine to produce linerboard and other paper-to-containerboard conversion related activities.

8.
Income Taxes

The following is an analysis of the components of the consolidated income tax provision (dollars in millions):

	Year Ended December 31,
	2025	2024	2023
Income before income tax expense -
U.S.	$1,027.8	$1,064.4	$1,014.1
Total	1,027.8	1,064.4	1,014.1
Current income tax provision -
U.S. federal	113.0	218.9	199.4
State and local	43.4	44.6	44.3
Total current provision for taxes	156.4	263.5	243.7
Deferred income tax provision (benefit) -
U.S. federal	91.4	(5.5)	3.6
State and local	5.9	1.3	1.6
Total deferred provision (benefit) for taxes	97.3	(4.2)	5.2
Total income tax provision -
U.S. federal	204.4	213.4	203.0
State and local	49.3	45.9	45.9
Total provision for income taxes	$253.7	$259.3	$248.9

The effective tax rate varies from the U.S. federal statutory tax rate principally due to the following (dollars in millions):

	Year Ended		Year Ended		Year Ended
	December 31, 2025		December 31, 2024		December 31, 2023
	Amount	Percentage	Amount	Percentage	Amount	Percentage
Provision computed at U.S. federal statutory tax rate of 21%	$215.8	21.0%	$223.5	21.0%	$213.0	21.0%
Domestic state and local income taxes, net of federal effect (a)	39.0	3.8%	36.3	3.4%	36.3	3.6%
Foreign tax effects	—	—%	—	—%	—	—%
Effect of changes in tax laws or rates enacted in current period	—	—%	—	—%	—	—%
Effect of cross-border tax laws	(0.3)	—%	(0.7)	(0.1)%	(0.8)	(0.1)%
Tax Credits	(3.5)	(0.3)%	(4.5)	(0.4)%	(3.5)	(0.3)%
Changes in valuation allowance	0.1	—%	—	—%	(0.1)	—%
Nontaxable and nondeductible items	6.0	0.6%	4.4	0.4%	5.2	0.5%
Changes in unrecognized tax benefits	(0.3)	—%	1.0	0.1%	0.7	0.1%
Other Adjustments	(3.1)	(0.4)%	(0.7)	—%	(1.9)	(0.3)%
Total	$253.7	24.7%	$259.3	24.4%	$248.9	24.5%

(a)
State and local income taxes in California, Florida, Illinois, Michigan, Minnesota, and Pennsylvania made up the majority (greater than 50 percent) of the tax effect in this category.

The following details the scheduled expiration dates of our tax effected net operating loss (NOL) and other tax carryforwards at December 31, 2025 (dollars in millions):

	2026 Through 2035	2036 Through 2045	Indefinite	Total
U.S. federal NOLs	$8.7	$—	$—	$8.7
State taxing jurisdiction NOLs	0.2	0.2	—	0.4
U.S. federal and non-U.S. capital loss carryforwards	0.3	—	—	0.3
U.S. federal tax credit carryforwards	0.1	—	—	0.1
Total	$9.3	$0.2	$—	$9.5

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts for income tax purposes. Deferred income tax assets and liabilities at December 31 are summarized as follows (dollars in millions):

	December 31,
	2025	2024
Deferred tax assets:
Lease obligations	$97.3	$71.9
Employee benefits and compensation	54.0	53.3
Accrued liabilities	15.9	31.6
Inventories	11.5	8.8
Restricted stock and performance units	10.8	10.4
Net operating loss carryforwards	9.1	12.6
Capital loss and general business credit carryforwards	0.4	0.4
Derivatives	0.1	0.1
Pension and postretirement benefits	0.3	—
Gross deferred tax assets	199.4	189.1
Valuation allowance (b)	(0.3)	(0.3)
Net deferred tax assets	$199.1	$188.8
Deferred tax liabilities:
Property, plant and equipment	$(683.2)	$(598.8)
Right-of-use assets	(93.6)	(68.9)
Goodwill and intangible assets	(82.4)	(81.8)
Pension and postretirement benefits	—	(1.2)
Total deferred tax liabilities	$(859.2)	$(750.7)

Net deferred tax liabilities	$(660.1)	$(561.9)

(b)
Deferred tax assets are reduced by a valuation allowance when it is more likely than not that some portion of the deferred tax assets will not be realized. Both the 2025 and 2024 valuation allowances relate to capital losses. We do not expect to generate capital gains before the capital losses expire. If or when recognized, the tax benefits relating to the reversal of any or all of the valuation allowance would be recognized as a benefit to income tax expense.

Cash payments for federal, state, and foreign income taxes for the years ended are summarized as follows (dollars in millions):

	2025	2024	2023
U.S. federal	$126.6	$223.0	$171.0
U.S. state and local (c)	47.8	46.4	41.3
Total	$174.4	$269.4	$212.3

(c)
State and local income tax payments to California, Florida, Illinois, Michigan, Minnesota, and Pennsylvania made up the majority (greater than 50 percent) of the tax payments in this category.

The following table summarizes the changes related to PCA’s gross unrecognized tax benefits excluding interest and penalties (dollars in millions):

	2025	2024	2023
Balance as of January 1	$(3.2)	$(2.4)	$(1.7)
Increases related to prior years’ tax positions	—	(0.1)	(0.4)
Increases related to current year tax positions	(0.6)	(0.9)	(0.7)
Decreases related to prior years' tax positions	0.4	—	—
Settlements with taxing authorities	—	—	—
Expiration of the statute of limitations	0.5	0.2	0.4
Balance at December 31	$(2.9)	$(3.2)	$(2.4)

At December 31, 2025, PCA had recorded a $2.9 million gross reserve for unrecognized tax benefits, excluding interest and penalties. Of the total, $2.9 million (net of the federal benefit for state taxes) would impact the effective tax rate if recognized.

PCA recognizes interest accrued related to unrecognized tax benefits and penalties as income tax expense. For the years ended December 31, 2025 and 2024, we had $0.3 million and $0.2 million of interest and penalties recorded for unrecognized tax benefits, respectively.

PCA is subject to income taxation in the United States, various state and local jurisdictions, and Hong Kong. The tax years 2022-2025 remain open to federal examination. The tax years 2021-2025 remain open to state examinations. Some foreign tax jurisdictions are open to examination for the 2019 tax year forward. Through the Boise acquisition, PCA recorded net operating losses and credit carryforwards from 2008 through 2011 and 2013 that are subject to examinations and adjustments for at least three years following the year in which utilized.

On July 4, 2025, the President signed into law H.R.1, the One Big Beautiful Bill Act (“OBBBA”). The OBBBA includes significant tax law changes such as providing for the full expensing of certain depreciable property as well as full expensing of domestic research and development expenditures. The provisions of the OBBBA have various effective dates, with certain provisions effective in 2025 and others through 2027. In accordance with ASC 740, we have recognized the effects of the OBBBA in the period of enactment. The provisions of the OBBBA did not have a material impact on our income tax expense or effective tax rate. However, the provisions of the OBBBA did reduce our 2025 cash tax payments.

9.
Goodwill and Intangible Assets

Goodwill

Goodwill represents the excess of the cost of an acquired business over the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed in a business combination. At December 31, 2025 and 2024, we had $1,372.3 million and $922.4 million of goodwill recorded in our Packaging segment, respectively, which represents the entire goodwill balance reported on our Consolidated Balance Sheets. We did not recognize any adjustments to goodwill during the year ended December 31, 2024.

Changes in the carrying amount of our goodwill are as follows (dollars in millions):

Goodwill
Balance at January 1, 2024	$922.4
Balance at December 31, 2024	922.4
Acquisitions (a)	449.9
Balance at December 31, 2025	$1,372.3

(a)
In connection with the September 2025 Greif Acquisition, the Company recorded $449.9 million of goodwill in the Packaging segment. See Note 5, Acquisitions, for more information on the September 2025 Greif Acquisition.

Intangible Assets

Intangible assets are primarily comprised of customer relationships and trademarks and trade names. The weighted average useful life, gross carrying amount, and accumulated amortization of our intangible assets were as follows (dollars in millions):

	As of December 31, 2025			As of December 31, 2024
	Weighted Average Remaining Useful Life (in Years)	Gross Carrying Amount	Accumulated Amortization	Weighted Average Remaining Useful Life (in Years)	Gross Carrying Amount	Accumulated Amortization
Customer relationships (b)	12.4	$966.0	$407.2	6.6	$546.0	$362.4
Trademarks and trade names (b)	4.8	81.3	37.8	6.0	41.3	33.0
Other	0.9	4.4	4.4	1.9	4.4	4.4
Total intangible assets (excluding goodwill)	11.8	$1,051.7	$449.4	6.6	$591.7	$399.8

(b)
In connection with the September 2025 Greif Acquisition, the Company recorded intangible assets of $420.0 million for customer relationships and $40.0 million for trademarks. See Note 5, Acquisitions, for additional information.

Amortization expense was $49.6 million, $37.7 million, and $38.3 million for the years ended December 31, 2025, 2024, and 2023, respectively. Estimated amortization expense of intangible assets over the next five years is expected to approximate $73.5 million (2026), $70.7 million (2027), $63.1 million (2028), $49.0 million (2029) and $46.3 million (2030).

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

10.
Accrued Liabilities

The components of accrued liabilities were as follows (dollars in millions):

	December 31,
	2025	2024
Compensation and benefits	$163.5	$168.5
Medical insurance and workers’ compensation	36.1	29.1
Customer rebates and other credits	33.9	33.9
Franchise, property, sales and use taxes	19.8	18.7
Severance, retention, and relocation	9.4	3.4
DeRidder and other litigation (a)	4.5	96.2
Environmental liabilities and asset retirement obligations	2.7	3.2
Other	32.2	9.9
Total	$302.1	$362.9

(a)
Amounts included in the Consolidated Balance Sheet for both periods presented relate to fully insured settlement amounts. The previously recorded amounts for DeRidder and other litigation at December 31, 2024 have been paid as of December 31, 2025. For more information, see Note 19, Commitments, Guarantees, Indemnifications, and Legal Proceedings, of the Notes to Consolidated Financial Statements in “Part II, Item 8. Financial Statements and Supplementary Data” of our 2024 Annual Report on Form 10-K.

11.
Debt

At December 31, 2025 and 2024, our long-term debt and interest rates on that debt were as follows (dollars in millions):

	December 31, 2025		December 31, 2024
	Amount	Interest Rate	Amount	Interest Rate
Revolving Credit Facility	$—	—%	$—	—%
Three-Year Term Loan, due September 2028	500.0	4.84%	—	—%
Seven-Year Farm Credit Loan, due September 2032	500.0	5.69%	—	—%
3.40% Senior Notes, net of discount of $0.4 million and $0.6 million as of December 31, 2025 and 2024, respectively, due December 2027	499.6	3.40%	499.4	3.40%
3.00% Senior Notes, net of discount of $0.3 million as of both December 31, 2025 and 2024, due December 2029	499.7	3.00%	499.7	3.00%
5.70% Senior Notes, net of discount of $0.3 million as of both December 31, 2025 and 2024, due December 2033	399.7	5.70%	399.7	5.70%
5.20% Senior Notes, net of discount of $0.1 million as of December 31, 2025, due August 2035	499.9	5.20%	—	—%
4.05% Senior Notes, net of discount of $3.1 million and $3.2 million as of December 31, 2025 and 2024, respectively, due December 2049	396.9	4.05%	396.8	4.05%
3.05% Senior Notes, net of discount of $3.3 million and $3.4 million as of December 31, 2025 and 2024, respectively, due October 2051	696.7	3.05%	696.6	3.05%
Total	3,992.5	4.28%	2,492.2	3.69%
Less unamortized debt issuance costs	25.2		18.0
Total long-term debt	$3,967.3	4.28%	$2,474.2	3.69%

On August 11, 2025, the Company issued $500 million of 5.20% senior notes due 2035 through a registered public offering. The net proceeds from this transaction were used to finance the Greif Acquisition. The $4.9 million of debt issuance costs associated with the new notes will be amortized to interest expense using the effective interest method over the term of the notes.

On September 15, 2024, the Company used the net proceeds from the November 2023 issuance of the $400.0 million of 5.70% senior notes due 2033, together with a portion of cash on hand, to repay its outstanding 3.65% senior notes due 2024 at maturity. The repayment of these notes was $407.3 million, which included principal and accrued interest.

Credit Agreements

On July 31, 2025, the Company entered into two Credit Agreements (the first credit agreement being the “Commercial Credit Agreement” and the second credit agreement being the “Farm Credit Agreement,” collectively, the “Credit Agreements”). The Commercial Credit Agreement includes (i) a $500.0 million three-year unsecured term loan facility and (ii) a $600.0 million unsecured revolving credit facility. The Farm Credit Agreement includes a $500.0 million seven-year unsecured term loan facility. The proceeds of the term loan facilities under the Credit Agreements were fully drawn upon on September 2, 2025 to finance the Greif Acquisition.

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

Borrowings

As of December 31, 2025, the details of our borrowings were as follows:

•
Credit Agreements. On July 31, 2025, the Company entered into the Credit Agreements to finance the Greif Acquisition. The financing consisted of:
•
Revolving Credit Facility: A $600.0 million unsecured revolving credit facility included under the Commercial Credit Agreement. Loans through the revolving credit facility bear interest at the term SOFR rate plus an applicable margin based on the public ratings of PCA’s senior long-term unsecured debt or PCA’s gross leverage ratio. Revolving loans under the Commercial Credit Agreement have a five-year term and are available for borrowings for working capital and general corporate purposes. At December 31, 2025, unused borrowing capacity was $572.5 million, which includes various outstanding letters of credit. The outstanding letters of credit were primarily for workers compensation. We are required to pay commitment fees on the unused portions of the credit facility.
•
Three-Year Commercial Term Loan: A new $500.0 million unsecured term loan with variable interest (SOFR or the base rate plus a margin determined upon our debt rating), due September 2028.
•
Seven-Year Farm Credit Loan: A new $500.0 million unsecured term loan with variable interest (SOFR or the base rate plus a margin determined upon our debt rating), due September 2032.
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
•
5.20% Senior Notes. On August 11, 2025, we issued $500.0 million of 5.20% senior notes due August 15, 2035, through a registered public offering.

The instruments governing our indebtedness contain financial and other covenants that limit the ability of PCA and its subsidiaries to enter into sale and leaseback transactions, incur liens, incur indebtedness at the subsidiary level, enter into certain transactions with affiliates, merge or consolidate with any other person or sell or otherwise dispose of all or substantially all of our assets. The Credit Agreements have a financial covenant for maximum leverage ratio calculated on a consolidated basis. Indebtedness as defined in the Credit Agreements includes certain guarantees of third‑party obligations; accordingly, amounts related to guarantees discussed in Note 20, Commitments, Guarantees, Indemnifications and Legal Proceedings, are included in the calculation of this ratio, although such guarantees do not constitute as debt under U.S. GAAP. A failure to comply with these restrictions could lead to an event of default, which could result in an acceleration of any outstanding indebtedness and/or prohibit us from drawing on the revolving credit facility. An acceleration under the revolving credit facility may also constitute an event of default under the senior notes indenture. At December 31, 2025, we were in compliance with this covenant.

At December 31, 2025, we have $2,992.5 million of fixed-rate senior notes and $1,000.0 million of variable-rate notes outstanding. At December 31, 2025, the fair value of our fixed-rate debt was estimated to be $2,679.7 million. The difference between the book value and fair value is due to the difference between the period-end market interest rate and the stated rate of our fixed-rate debt. We estimated the fair value of our fixed-rate debt using quoted market prices (Level 2 inputs), discussed further in Note 2, Summary of Significant Accounting Policies.

Repayments, Interest, and Other

In 2025, we did not repay any outstanding debt, as we did not have any maturities of our senior notes during 2025.

On September 15, 2024, we used the net proceeds from the November 2023 offering of the 5.70% senior notes due 2033 and cash on hand to repay our outstanding 3.65% senior notes due 2024. The repayment of the old 3.65% notes was $407.3 million, which included principal and accrued interest.

In 2023, we did not repay any outstanding debt, as we did not have any maturities of our senior notes during 2023.

As of December 31, 2025, annual principal maturities for debt, excluding unamortized debt discount, are: none for 2026; $500.0 million for 2027; $500.0 million for 2028; $500.0 million for 2029; and $2.5 billion for 2030 and thereafter.

Interest payments paid in connection with the Company’s debt obligations for the years ended December 31, 2025, 2024, and 2023 were $100.6 million, $107.7 million, and $84.8 million, respectively. As of December 31, 2025, the estimated future interest payments for the Company's debt obligations are: $118.4 million for 2026; $92.4 million for 2027; $75.4 million for 2028 and 2029; and $1,040.9 million, in aggregate, for 2030 and thereafter.

Included in interest expense, net, are amortization of financing costs, which includes the amortization of debt issuance costs and amortization of bond discount. For 2025, 2024, and 2023, amortization of debt issuance costs was $4.9 million, $1.8 million, and $1.6 million, respectively. For 2025, amortization of bond discount was $0.4 million, and for both 2024 and 2023, amortization of bond discount was $0.5 million.

12.
Cash, Cash Equivalents, and Marketable Debt Securities

The following table shows the Company’s cash, cash equivalents, and AFS debt securities by major asset category at December 31, 2025 and 2024 (in millions):

	December 31, 2025
	Adjusted Cost Basis	Unrealized Gain	Unrealized Loss	Fair Value	Cash and Cash Equivalents	Short-Term Marketable Debt Securities	Long-Term Marketable Debt Securities
Cash and cash equivalents	$492.3	$—	$—	$492.3	$492.3	$—	$—
Level 1 (a):
Money market funds	36.7	—	—	36.7	36.7	—	—
U.S. Treasury securities	32.7	0.1	—	32.8	—	14.7	18.1
Subtotal	69.4	0.1	—	69.5	36.7	14.7	18.1
Level 2 (b):
Corporate debt securities	100.0	0.4	—	100.4	—	55.6	44.8
U.S. government agency securities	4.1	—	—	4.1	—	—	4.1
Certificates of deposit	1.5	—	—	1.5	—	1.5	—
Subtotal	105.6	0.4	—	106.0	—	57.1	48.9
Total	$667.3	$0.5	$—	$667.8	$529.0	$71.8	$67.0

	December 31, 2024
	Adjusted Cost Basis	Unrealized Gain	Unrealized Loss	Fair Value	Cash and Cash Equivalents	Short-Term Marketable Debt Securities	Long-Term Marketable Debt Securities
Cash and cash equivalents	$684.8	$—	$—	$684.8	$684.8	$—	$—
Level 1 (a):
U.S. Treasury securities	30.8	0.1	—	30.9	—	23.0	7.9
Money market funds	0.2	—	—	0.2	0.2	—	—
Subtotal	31.0	0.1	—	31.1	0.2	23.0	7.9
Level 2 (b):
Corporate debt securities	131.2	0.3	—	131.5	—	75.8	55.7
Certificates of deposit	2.4	—	—	2.4	—	2.4	—
U.S. government agency securities	2.4	—	—	2.4	—	0.8	1.6
Subtotal	136.0	0.3	—	136.3	—	79.0	57.3
Total	$851.8	$0.4	$—	$852.2	$685.0	$102.0	$65.2

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

For the years ended December 31, 2025, 2024 and 2023, net realized gains and losses on the sales and maturities of certain marketable debt securities were insignificant.

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

As of December 31, 2025 and 2024, we do not consider any of the impairments related to our marketable debt securities to be the result of credit losses. Therefore, we have not recorded an allowance for credit losses related to our marketable debt securities. All unrealized gains and losses were recorded in other comprehensive income (OCI).

The following table provides information about the Company’s marketable debt securities that have been in a continuous loss position as of December 31, 2025 and 2024 (in millions, except number of marketable debt securities in a loss position):

	December 31, 2025
	Fair Value of Marketable Debt Securities in a Loss Position < 12 Months	Number of Marketable Debt Securities in a Loss Position < 12 Months	Unrealized Losses < 12 Months (c)	Fair Value of Marketable Debt Securities in a Loss Position ≥ 12 Months	Number of Marketable Debt Securities in a Loss Position ≥ 12 Months	Unrealized Losses ≥ 12 Months
Corporate debt securities	$6.2	8	$—	$—	—	$—
U.S. government agency securities	1.7	2	—	—	—	—
	$7.9	10	$—	$—	—	$—

	December 31, 2024
	Fair Value of Marketable Debt Securities in a Loss Position < 12 Months	Number of Marketable Debt Securities in a Loss Position < 12 Months	Unrealized Losses < 12 Months	Fair Value of Marketable Debt Securities in a Loss Position ≥ 12 Months	Number of Marketable Debt Securities in a Loss Position ≥ 12 Months	Unrealized Losses ≥ 12 Months (c)
Corporate debt securities	$16.5	26	$0.1	$2.7	4	$—
U.S. Treasury securities	3.1	4	—	6.7	5	—
U.S. government agency securities	0.8	1	—	—	—	—
	$20.4	31	$0.1	$9.4	9	$—

(c)
Unrealized losses were insignificant for the debt securities in a continuous loss position less than 12 months for the period ended December 31, 2025, and for the debt securities in a continuous loss position greater than or equal to 12 months for the period ended December 31, 2024.
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

	Pension Plans		Postretirement Plans
	Year Ended December 31,		Year Ended December 31,
	2025	2024	2025	2024
Change in Benefit Obligation:
Benefit obligation at beginning of period	$1,118.7	$1,202.1	$10.1	$10.5
Service cost	10.3	12.3	0.2	0.2
Interest cost	57.0	55.3	0.5	0.5
Plan amendments	1.6	2.7	—	—
Actuarial loss (gain) (a)	24.9	(89.8)	2.1	0.2
Participant contributions	—	—	0.4	0.4
Benefits paid	(68.0)	(63.9)	(1.6)	(1.7)
Benefit obligation at plan year end	$1,144.5	$1,118.7	$11.7	$10.1
Accumulated benefit obligation portion of above	$1,130.8	$1,098.7
Change in Fair Value of Plan Assets:
Plan assets at fair value at beginning of period	$1,133.4	$1,161.6	$—	$—
Actual return on plan assets	88.4	9.5	—	—
Company contributions	1.3	26.2	1.2	1.3
Participant contributions	—	—	0.4	0.4
Benefits paid	(68.0)	(63.9)	(1.6)	(1.7)
Fair value of plan assets at plan year end	$1,155.1	$1,133.4	$—	$—
Overfunded (underfunded) status	$10.6	$14.7	$(11.7)	$(10.1)
Amounts Recognized on Consolidated Balance Sheets:
Noncurrent assets	$62.2	$63.3	$—	$—
Current liabilities	(3.5)	(2.7)	(0.9)	(0.5)
Noncurrent liabilities	(48.1)	(45.9)	(10.8)	(9.6)
Accrued asset recognized at December 31	$10.6	$14.7	$(11.7)	$(10.1)
Amounts Recognized in Accumulated Other Comprehensive Loss (Pre-Tax)
Prior service cost	$22.4	$26.4	$(3.0)	$(3.4)
Actuarial loss	80.8	81.8	(2.0)	(4.3)
Total	$103.2	$108.2	$(5.0)	$(7.7)

(a)
For the year ended December 31, 2025, the most significant driver of the increase in the aggregate benefit obligations for the pension and OPEB plans was the actuarial loss due to a decrease in the discount rate assumption. Additional losses were experienced due to updated benefit multipliers in the PCA Hourly Pension Plan, assumption changes resulting from the 2025 experience study, and updated claims and trend assumptions for the Retiree Medical plan. For the year ended December 31, 2024, the most significant driver of the decrease in the aggregate benefit obligations for the pension and OPEB plans was the actuarial gain due to an increase in the discount rate assumption. Additional gains due to participant experience and the decrease in the salary scale were offset by actuarial losses due to increases in the PCA Hourly Pension Plan benefit multipliers and updated medical assumptions to better reflect anticipated future experience.

Components of Net Periodic Benefit Cost and Other Comprehensive Loss (Income)

The components of net periodic benefit cost and other comprehensive loss (income) (pretax) were as follows (dollars in millions):

	Pension Plans			Postretirement Plans
	Year Ended December 31,			Year Ended December 31,
	2025	2024	2023	2025	2024	2023
Service cost	$10.3	$12.3	$14.1	$0.2	$0.2	$0.2
Interest cost	57.0	55.3	55.8	0.5	0.5	0.5
Expected return on plan assets	(62.5)	(65.8)	(57.1)	—	—	—
Net amortization of unrecognized amounts:
Prior service cost (credit)	5.7	5.6	5.2	(0.4)	(0.5)	(0.4)
Actuarial gain	—	0.7	4.1	(0.2)	(0.3)	(0.4)
Net periodic benefit cost	$10.5	$8.1	$22.1	$0.1	$(0.1)	$(0.1)
Changes in plan assets and benefit obligations recognized in other comprehensive loss:
Actuarial net (gain) loss	$(0.9)	$(33.6)	$(35.5)	$2.1	$0.2	$1.5
Prior service cost	1.6	2.7	2.9	—	—	—
Amortization of prior service cost (credit)	(5.7)	(5.6)	(5.2)	0.4	0.5	0.4
Amortization of actuarial loss	—	(0.7)	(4.1)	0.2	0.3	0.4
Total recognized in other comprehensive loss (income) (b)	$(5.0)	$(37.2)	$(41.9)	$2.7	$1.0	$2.3
Total recognized in net periodic benefit cost and other comprehensive loss (pre-tax)	$5.5	$(29.1)	$(19.8)	$2.8	$0.9	$2.2

(b)
Accumulated losses in excess of 10% of the greater of the projected benefit obligation or the market-related value of assets will be recognized on a straight-line basis over the average remaining service period of active employees in PCA plans (which is between five and eight years) and over the average remaining lifetime of inactive participants in the Boise plan (which is approximately 22 years), to the extent that losses are not offset by gains in subsequent years.

For the years ended December 31, 2025 and 2024, the accumulated benefit obligations for the pension plans with obligations in excess of plan assets is $48.8 million and $44.7 million, respectively, and the pension benefit obligations for the plans with obligations in excess of plan assets is $51.6 million and $48.6 million, respectively. The fair value of plan assets for plans with obligations exceeding plan assets was $0.0 million for both the years ended December 31, 2025 and 2024. For the years ended December 31, 2025 and 2024, the accumulated benefit obligations for the OPEB plans with obligations in excess of plan assets is $11.7 million and $10.1 million, respectively.

Assumptions

The following table presents the assumptions used in the measurement of our benefits obligations:

	Pension Plans			Postretirement Plans
	December 31,			December 31,
	2025	2024	2023	2025	2024	2023
Weighted-Average Assumptions Used to Determine Benefit Obligations at December 31:
Discount rate	5.35%	5.56%	4.86%	5.45%	5.62%	4.90%
Rate of compensation increase	2.50% - 4.50%	4.75%	4.75%	N/A	N/A	N/A
Weighted-Average Assumptions Used to Determine Net Periodic Benefit Cost for the Years Ended December 31:
Discount rate	5.56%	4.86%	5.06%	5.62%	4.90%	5.07%
Expected return on plan assets	5.71%	5.80%	5.52%	N/A	N/A	N/A
Rate of compensation increase	2.50% - 4.50%	4.75%	4.75%	N/A	N/A	N/A

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

Asset Return Assumption. The expected return on plan assets reflects the expected long-term rates of return for the categories of investments currently held in the plans as well as anticipated returns for additional contributions made in the future. The expected long-term rate of return is adjusted when there are fundamental changes in expected returns on the plan investments. The weighted-average expected return on plan assets we will use in our calculation of 2026 net periodic pension benefit cost is 5.66%.

Rate of Compensation Increase. The rate of compensation increase is determined by PCA based upon annual reviews. The compensation increase assumption is not applicable for all plans as many of our pension plans are frozen and not accruing benefits.

Health Care Cost Trend Rate Assumptions. PCA assumed health care cost trend rates for its postretirement benefits plans were as follows:

	2025	2024	2023
Health care cost trend rate assumed for next year	7.67%	8.09%	7.13%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.45%	4.45%	4.44%
Year that the rate reaches the ultimate trend rate	2036	2035	2033

Postretirement Health Care Plan Assumptions. For postretirement health care plan accounting, PCA reviews external data and its own historical trends for health care costs to determine the health care cost trend rate assumption.

Investment Policies and Strategies

PCA has retained the services of professional advisors to oversee pension investments and provide recommendations regarding investment strategy. PCA’s overall strategy and related apportionments between equity and debt securities may change from time to time based on market conditions, external economic factors, and the funded status of the plans. The general investment objective for all of our plan assets is to optimize growth of the pension plan trust assets, while minimizing the risk of significant losses to enable the plans to satisfy their benefit payment obligations over time. The objectives take into account the long-term nature of the benefit obligations, the liquidity needs of the plans, and the expected risk/return trade-offs of the asset classes in which the plans may choose to invest. Assets of our pension plans were invested in the following classes of securities at December 31, 2025 and 2024:

	Percentage of Fair Value at December 31,
	2025	2024
Fixed income securities	93%	87%
Domestic equity securities	3%	7%
International equity securities	2%	3%
Other	2%	3%

At December 31, 2025, the targeted investment allocations differed between the plans based on funded status. For our pension plans, the weighted average target allocation of plan assets was 94% in fixed income, 5% in equities, and 1% in other. Our retirement committee reviews the investment allocations for reasonableness at a minimum, semi-annually.

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

Fair Value Measurements of Plan Assets

The following tables set forth, by level within the fair value hierarchy, discussed in Note 2, Summary of Significant Accounting Policies, the pension plan assets, by major asset category, at fair value at December 31, 2025 and 2024 (dollars in millions):

	Fair Value Measurements at December 31, 2025
Asset Category	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Net Asset Value (NAV) (c)	Total
Short-term investments	$—	$14.1	$—	$—	$14.1
Common/collective trust funds:
Domestic equities	—	37.9	—	—	37.9
International equities	3.9	18.1	—	—	22.0
Corporate and government bonds:
Corporate bonds	—	427.8	—	—	427.8
Fixed income	—	338.5	—	—	338.5
Government bonds and agencies	—	293.8	—	—	293.8
Municipal bonds	—	13.9	—	—	13.9
Private equity securities	—	—	—	0.3	0.3
Total securities at fair value	$3.9	$1,144.1	$—	$0.3	$1,148.3
Accrued income					6.8
Total fair value of plan assets					$1,155.1

	Fair Value Measurements at December 31, 2024
Asset Category	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Net Asset Value (NAV) (c)	Total
Short-term investments	$—	$29.7	$—	$—	$29.7
Common/collective trust funds:
Domestic equities	—	76.7	—	—	76.7
International equities	25.0	—	—	14.2	39.2
Corporate and government bonds:
Corporate bonds	—	407.9	—	—	407.9
Fixed income	—	321.7	—	—	321.7
Government bonds and agencies	—	239.6	—	—	239.6
Municipal bonds	—	12.0	—	—	12.0
Private equity securities	—	—	—	0.5	0.5
Total securities at fair value	$25.0	$1,087.6	$—	$14.7	$1,127.3
Accrued income					6.1
Total fair value of plan assets					$1,133.4

(c)
In accordance with ASC 820, Fair Value Measurement, certain investments that do not have readily determinable fair values are measured at fair value using the net asset value (NAV) per share practical expedient and are not classified within the fair value hierarchy.

Funding and Cash Flows

PCA makes pension plan contributions that are sufficient to fund its actuarially determined costs, generally equal to the minimum amounts required by the Employee Retirement Income Security Act (ERISA). From time to time, PCA may make discretionary contributions based on the funded status of the plans, tax deductibility, income from operations, and other factors. In 2025, we did not make any contributions to our qualified pension plans, and for 2024, and 2023, we made contributions of $25.0 million and $50.0 million, respectively. We do not have a required minimum contribution amount established for 2026.

The following are estimated benefit payments to be paid to current plan participants by year (dollars in millions). Qualified pension benefit payments are paid from plan assets, while nonqualified pension benefit payments are paid by the Company.

	Pension Plans	Postretirement Plans
2026	$74.7	$0.8
2027	77.8	0.7
2028	79.9	0.8
2029	82.0	0.8
2030-2035	509.3	4.6

Defined Contribution Plans

Some of our employees participate in defined contribution savings plans, available to most of our salaried and hourly employees. The defined contribution plans permit participants to make contributions by salary reduction pursuant to Section 401(k) of the Code. PCA made employer-matching contributions of $52.1 million, $48.8 million, and $45.2 million in 2025, 2024, and 2023, respectively. All company-matching contributions to all employees were made in cash. We expense employer matching contributions and charge dividends on shares held by the ESOP to retained earnings. Shares of company stock held by the ESOP are included in basic shares for earnings-per-share computations. At both December 31, 2025 and 2024, the ESOP held 1.1 million shares of Company stock.

Certain salaried and hourly employees that are not participating in a PCA sponsored defined benefit pension plan receive a service-related company retirement contribution to their defined contribution plan account in addition to any employer matching contribution. This contribution increases with years of service and ranges from 3% to 5% of base pay. We contributed $52.5 million, $49.5 million, and $45.4 million for this retirement contribution during the years ended December 31, 2025, 2024, and 2023, respectively.

Deferred Compensation Plans

Key managers can elect to participate in a deferred compensation plan. The deferred compensation plan is unfunded; therefore, benefits are paid from our general assets. At December 31, 2025 and 2024, we had $47.3 million and $40.5 million, respectively, of liabilities attributable to participation in our deferred compensation plan on our Consolidated Balance Sheets.

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

The following table describes changes to the asset retirement obligation liability (dollars in millions):

	Year Ended December 31,
	2025	2024
Asset retirement obligation at beginning of period	$32.4	$31.4
Accretion expense	1.5	1.5
Liabilities incurred (a)	0.4	—
Payments	(0.1)	(0.3)
Revisions in estimated payments	(3.2)	(0.2)
Asset retirement obligation at end of period	$31.0	$32.4

(a)
For 2025, includes $0.4 million in new liabilities incurred as a result of the Greif Acquisition.

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

As of December 31, 2025, assuming performance units are paid out at the target level of performance, 2.5 million shares were available for future grants under the current plan. Forfeitures are added back to the pool of shares of common stock available to be granted at a future date.

Restricted Stock

Restricted stock awards granted to officers and employees generally vest at the end of a four-year period, and restricted stock awards granted to directors vest immediately. A summary of the Company’s restricted stock activity follows:

	2025		2024		2023
	Shares	Weighted Average Grant- Date Fair Value	Shares	Weighted Average Grant- Date Fair Value	Shares	Weighted Average Grant- Date Fair Value
Restricted stock at January 1	620,403	$148.63	671,723	$127.15	655,914	$117.14
Granted	147,265	211.53	175,956	176.60	196,821	134.68
Vested (a)	(158,857)	137.08	(219,530)	105.10	(174,139)	97.86
Forfeitures	(8,015)	164.95	(7,746)	154.95	(6,873)	129.74
Restricted stock at December 31	600,796	$166.88	620,403	$148.63	671,723	$127.15

(a)
The total fair value of awards upon vesting for the years ended December 31, 2025, 2024, and 2023 was $33.0 million, $39.2 million, and $22.7 million, respectively.

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

	2025		2024		2023
	Units	Weighted Average Grant- Date Fair Value	Units	Weighted Average Grant- Date Fair Value	Units	Weighted Average Grant- Date Fair Value
Performance units at January 1	358,466	$119.17	372,777	$119.22	358,449	$109.89
Granted	129,853	211.72	129,923	189.01	146,331	140.09
Vested (b)	(139,443)	167.14	(139,984)	182.64	(132,003)	117.03
Forfeitures	—	—	(4,250)	168.20	—	—
Performance units at December 31	348,876	$171.68	358,466	$119.17	372,777	$119.22

(b)
The total fair value of awards upon vesting, including dividends, for the years ended December 31, 2025, 2024, and 2023 was $29.0 million, $27.8 million, and $19.3 million, respectively. Upon vesting of the awards in 2025, 2024, and 2023, PCA issued 151,895 shares, 152,196 shares, and 146,631 shares, respectively. For 2025, 2024, and 2023, these amounts included 12,452 shares, 12,212 shares, and 14,628 shares, respectively, for dividends accrued during the vesting period.

Compensation Expense

Our share-based compensation expense is recorded in “Cost of sales” and “Selling, general, and administrative expenses.” Compensation expense for share-based awards recognized in the Consolidated Statements of Income, net of forfeitures was as follows (dollars in millions):

	Year Ended December 31,
	2025	2024	2023
Restricted stock	$28.7	$30.6	$25.5
Performance units	16.5	18.2	14.5
Total share-based compensation expense	45.2	48.8	40.0
Income tax benefit	(11.2)	(12.2)	(10.0)
Share-based compensation expense, net of tax benefit	$34.0	$36.6	$30.0

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

For performance unit awards made in 2025, 2024, and 2023, in terms of grant date value, 50% used total shareholder return (TSR) as the performance measure and 50% used return on invested capital (ROIC) as the performance measure. All units awarded before 2018 used ROIC as the performance measure. The ROIC component of performance unit awards is valued based on the closing price of the stock on the grant date. As the ROIC component contains a performance condition, compensation expense, net of estimated forfeitures, is recorded over the requisite service period based on the most probable number of awards expected to vest. The TSR component of performance unit awards is valued using a Monte Carlo simulation as the TSR component contains a market condition. The Monte Carlo simulation estimates the fair value of the TSR component based on the expected term of the award, a risk-free interest rate, expected dividends, and expected volatility of the Company’s common stock and the common stock of the peer companies. Compensation expense is recorded ratably over the expected term of the award regardless of whether the market condition is satisfied.

The unrecognized compensation expense for all share-based awards was as follows (dollars in millions):

	December 31, 2025
	Unrecognized Compensation Expense	Remaining Weighted Average Recognition Period (in years)
Restricted stock	$31.0	2.5
Performance units	25.5	2.2
Total unrecognized share-based compensation expense	$56.5	2.4

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

16.
Stockholders’ Equity

Dividends

During the year ended December 31, 2025, we paid $449.6 million of dividends to shareholders. On December 3, 2025, PCA’s Board of Directors declared a regular quarterly cash dividend of $1.25 per share of common stock, which was paid on January 14, 2026 to shareholders of record as of December 15, 2025. The dividend payment was $111.9 million.

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

During the twelve months ended December 31, 2025, we paid $153.0 million, including fees, to repurchase 0.8 million shares of common stock. All shares repurchased have been retired. At December 31, 2025, $283.1 million of the authorized amount remained available for repurchase of the Company’s common stock.

During 2024, the Company did not repurchase any shares of its common stock under this authority, and during 2023, we paid $41.5 million, including fees, to repurchase 0.3 million shares of common stock. All share repurchased have been retired.

Accumulated Other Comprehensive Income (Loss)

Changes in AOCI, net of taxes, by component follows (dollars in millions). Amounts in parentheses indicate losses.

	Unrealized Loss On Foreign Exchange Contracts	Unrealized (Loss) Gain on Marketable Debt Securities	Unfunded Employee Benefit Obligations	Total
Balance at January 1, 2024	$(0.1)	$(0.1)	$(70.7)	$(70.9)
Other comprehensive income before reclassifications	—	0.3	23.1	23.4
Amounts reclassified from AOCI	—	—	4.1	4.1
Net current-period other comprehensive income	—	0.3	27.2	27.5
Balance at December 31, 2024	$(0.1)	$0.2	$(43.5)	$(43.4)
Other comprehensive income before reclassifications	—	0.1	(2.1)	(2.0)
Amounts reclassified from AOCI	—	—	3.8	3.8
Net current-period other comprehensive income	—	0.1	1.7	1.8
Balance at December 31, 2025	$(0.1)	$0.3	$(41.8)	$(41.6)

The following table presents information about reclassifications out of AOCI (dollars in millions). Amounts in parentheses indicate expenses in the Consolidated Statements of Income.

	Amounts Reclassified from AOCI Year Ended December 31,
Details about AOCI Components	2025	2024
Unfunded employee benefit obligations (a)
Amortization of prior service costs	$(5.3)	$(5.1)
Amortization of actuarial gains / (losses)	0.2	(0.4)
	(5.1)	(5.5)	Total before tax
	1.3	1.4	Tax benefit
	$(3.8)	$(4.1)	Net of tax

(a)
These AOCI components are included in the computation of net pension and postretirement benefit costs. See Note 13, Employee Benefit Plans and Other Postretirement Benefits, for additional information.
17.
Concentrations of Risk

Labor

At December 31, 2025, we had approximately 16,800 employees, and approximately 41% of these employees worked pursuant to collective bargaining agreements. Approximately 57% of our hourly employees worked pursuant to collective bargaining agreements. The majority of our unionized employees are represented by the United Steel Workers (USW), the Printing Packaging Production Workers Union (PPPWU), the Association of Western Pulp and Paper Workers (AWPPW), the International Association of Machinists (IAM), and the International Brotherhood of Teamsters (IBT). Of the employees who work pursuant to collective bargaining agreements, approximately 7% work pursuant to collective bargaining agreements that will expire within the next twelve months.

18.
Transactions With Related Parties

Louisiana Timber Procurement Company, L.L.C. (LTP) is a variable-interest entity that is 50% owned by PCA and 50% owned by Boise Cascade Company (Boise Cascade). LTP procures sawtimber, pulpwood, residual chips, and other residual wood fiber to meet the wood and fiber requirements of PCA and Boise Cascade in Louisiana. PCA is the primary beneficiary of LTP and has the power to direct the activities that most significantly affect the economic performance of LTP. Therefore, we consolidate 100% of LTP in our financial statements in our Corporate and Other segment. The carrying amounts of LTP’s assets and liabilities (which relate primarily to non-inventory working capital items) on our Consolidated Balance Sheets were $1.6 million at December 31, 2025 and $3.1 million at December 31, 2024. For 2025, 2024, and 2023, we recorded $71.4 million, $80.9 million, and $80.2 million, respectively, of LTP sales to Boise Cascade in “Net Sales” in the Consolidated Statements of Income and approximately the same amount of expenses in “Cost of Sales”.

Fiber purchases from related parties were $8.7 million for 2025, $10.7 million for 2024, and $11.5 million for 2023. Most of these purchases related to chip and log purchases by LTP from Boise Cascade’s wood products business. These purchases are recorded in “Cost of Sales” in the Consolidated Statements of Income.

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

At December 31, 2025 and 2024, we did not have any significant long-lived assets held by foreign operations.

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

Analysis of Operations by Reportable Segment

An analysis of operations by reportable segment is as follows (dollars in millions):

Year Ended December 31, 2025	Packaging	Paper	Corporate and Other		Total
Trade sales	$8,293.9	$615.4	$80.0		$8,989.3
Intersegment sales	—	—	154.1		154.1
	8,293.9	615.4	234.1		9,143.4
Elimination of intersegment sales					(154.1)
Net sales (a)					8,989.3

Less (b):
Variable costs (c)	(4,007.3)	(338.3)	—		—
Fixed costs (d)	(1,902.4)	(80.1)	—		—
Freight	(843.3)	(66.8)	—		—
Other segment items (e)	(415.6)	(0.6)	(382.0)		—
Income (loss) from operations	1,125.3	129.6	(147.9)	(f)	1,107.0

Non-operating pension expense					(0.1)
Interest expense, net					(79.1)
Income before taxes					$1,027.8

Other segment disclosures:
Segment sales to external customers	$8,293.9	$615.4	$80.0	(g)	$8,989.3
Depreciation, amortization, and depletion	616.1	18.5	18.2		652.8
Capital expenditures (h)	779.3	15.4	34.2		828.9
Assets	9,354.8	400.5	970.2		10,725.5

Year Ended December 31, 2024	Packaging	Paper	Corporate and Other		Total
Trade sales	$7,668.9	$624.7	$89.7		$8,383.3
Intersegment sales	22.0	—	157.4		179.4
	7,690.9	624.7	247.1		8,562.7
Elimination of intersegment sales					(179.4)
Net sales (a)					8,383.3

Less (b):
Variable costs (c)	(3,767.4)	(338.7)	—		—
Fixed costs (d)	(1,679.7)	(81.5)	—		—
Freight	(798.2)	(69.4)	—		—
Other segment items (e)	(344.1)	(5.4)	(377.0)		—
Income (loss) from operations	1,101.5	129.7	(129.9)	(f)	1,101.3

Non-operating pension income					4.5
Interest expense, net					(41.4)
Income before taxes					$1,064.4

Other segment disclosures:
Segment sales to external customers	$7,690.9	$624.7	$67.7	(g)	$8,383.3
Depreciation, amortization, and depletion	490.1	19.5	16.0		525.6
Capital expenditures (h)	626.6	15.0	28.1		669.7
Assets	7,253.2	375.7	1,204.3		8,833.2

Year Ended December 31, 2023	Packaging	Paper	Corporate and Other		Total
Trade sales	$7,116.7	$595.4	$90.3		$7,802.4
Intersegment sales	18.9	—	157.6		176.5
	7,135.6	595.4	247.9		7,978.9
Elimination of intersegment sales					(176.5)
Net sales (a)					7,802.4

Less (b):
Variable costs (c)	(3,406.6)	(317.3)	—		—
Fixed costs (d)	(1,592.0)	(94.1)	—		—
Freight	(747.3)	(62.9)	—		—
Other segment items (e)	(315.4)	(2.2)	(366.0)		—
Income (loss) from operations	1,074.3	118.9	(118.1)	(f)	1,075.1

Non-operating pension expense					(7.7)
Interest expense, net					(53.3)
Income before taxes					$1,014.1

Other segment disclosures:
Segment sales to external customers	$7,135.6	$595.4	$71.4	(g)	$7,802.4
Depreciation, amortization, and depletion	472.5	29.6	15.6		517.7
Capital expenditures (h)	426.8	9.7	33.2		469.7
Assets	6,903.7	384.4	1,393.0		8,681.1

(a)
Sales to foreign unaffiliated customers during the years ended December 31, 2025, 2024, and 2023 were $377.9 million, $445.8 million, and $402.6 million, respectively.
(b)
The significant expense categories align with the segment-level information that is regularly provided to the CODM.
(c)
For the Packaging segment, primarily includes expense items for liner consumption, liner board discount, purchased sheets usage, medium consumption, raw materials, and hourly-employee related expenses and benefits. For the Paper segment, primarily includes expense items for chemicals, raw materials, finishing materials, hourly-employee related expenses and benefits, and repair services and materials.
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
20.
Commitments, Guarantees, Indemnifications, and Legal Proceedings

We have financial commitments and obligations that arise in the ordinary course of our business. These include long-term debt (discussed in Note 11, Debt), lease obligations (discussed in Note 3, Leases), purchase commitments for goods and services, and legal proceedings (discussed below).

Purchase Commitments

In the table below, we set forth our enforceable and legally binding purchase obligations as of December 31, 2025. These obligations relate to various purchase agreements for items such as minimum amounts of energy, fiber, and chemical purchases over periods ranging from one year to 27 years. Some of the amounts are based on management’s estimates and assumptions about these obligations, including their duration, anticipated actions by third parties, and other factors. Because these estimates and assumptions are necessarily subjective, our actual payments may vary from those reflected in the table. Total purchase commitments with obligations greater than one year were as follows (dollars in millions):

2026	$83.6
2027	61.7
2028	35.8
2029	31.3
2030	31.6
Thereafter	570.7
Total	$814.7

The Company purchased a total of $458.0 million, $403.5 million, and $432.6 million during the years ended December 31, 2025, 2024, and 2023, respectively, under these purchase agreements.

During the fourth quarter of 2025, the Company entered into an agreement with a third-party contractor to design, construct, and operate a new woodyard and chip processing facility at the Valdosta, Georgia mill. Upon completion of construction and commencement of operations in 2028, the Company will lease the woodyard and chip processing facility from the third-party contractor and is obligated to deliver a minimum of 1.8 million tons of roundwood logs per year to be processed by the contractor for a contract term of 25 years. If the minimum annual volume is not delivered, the Company will be required to pay the shortfall at an annual fixed price per ton. The annual amounts for this minimum obligation for 2028, 2029, 2030, and Thereafter are $15.4 million, $15.9 million, $16.4 million, and $508.1 million, respectively.

Environmental Matters

The potential costs for various environmental matters are uncertain due to such factors as the unknown magnitude of possible cleanup costs, the complexity and evolving nature of governmental laws and regulations and their interpretations, and the timing, varying costs and effectiveness of alternative cleanup technologies. From 2006 through 2025, there were no significant environmental remediation costs at PCA's mills and corrugated plants. At December 31, 2025, the Company had $30.9 million of environmental-related reserves recorded on its Consolidated Balance Sheet. Of the $30.9 million, approximately $22.5 million related to environmental-related asset retirement obligations discussed in Note 14, Asset Retirement Obligations, and $8.4 million related to our estimate of other environmental contingencies. The Company recorded $2.7 million in “Accrued liabilities” and $28.2 million in “Other long-term liabilities” on the Consolidated Balance Sheet. Liabilities recorded for environmental contingencies are estimates of the probable costs based upon available information and assumptions. Because of these uncertainties, PCA’s estimates may change. The Company believes that it is not reasonably possible that future environmental expenditures for remediation costs and asset retirement obligations above the $30.9 million accrued as of December 31, 2025 will have a material impact on its financial condition, results of operations, or cash flows.

Guarantees and Indemnifications

We provide guarantees, indemnifications, and other assurances to third parties in the normal course of our business. These include tort indemnifications, environmental assurances, and representations and warranties in commercial agreements.

In connection with the agreement described under the “Purchase Commitments” subcaption above, the Company provided a guarantee of certain construction-phase financing obligations of the third-party contractor. The guarantee relates to a delayed-draw term loan facility used to finance construction of the facility and, if triggered, would require us to satisfy the contractor’s obligations under the financing agreement, subject to its terms. At December 31, 2025, we recorded a $6.5 million guarantee liability in accordance with ASC 460, Guarantees, in “Other long-term liabilities” with an offsetting amount recorded in “Other long-term assets” on the Consolidated Balance Sheet. The recorded liability represents the fair value of the guarantee obligation at inception and does not reflect any assessment that a payment under the guarantee is probable.

We evaluate our guarantees and indemnifications on an ongoing basis and accrue additional amounts when a loss is both probable and reasonably estimable. At December 31, 2025, other than the recorded guarantee liability described above, we were not aware of any material liabilities arising from any guarantees, indemnifications, or other assurances we have provided.

DeRidder Mill Incident

Details on the legal proceedings associated with the incident at the Company’s DeRidder, Louisiana mill can be found in Note 19, Commitments, Guarantees, Indemnifications, and Legal Proceedings, of the Notes to Consolidated Financial Statements in “Part II, Item 8. Financial Statements and Supplementary Data” of our 2024 Annual Report on Form 10-K. As of December 31, 2024, the Company had recorded a liability of $59.2 million in “Accrued Liabilities” and a receivable of $59.2 million in “Prepaids and Other Assets” in the Consolidated Balance Sheets for the settlement amount to be paid to the plaintiffs and related insurance recovery from the Company’s insurers. As of December 31, 2025, the settlement amount has been paid, and no amounts remain outstanding.

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

Prior to filing this report, PCA completed an evaluation under the supervision and with the participation of PCA’s management, including PCA’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of PCA’s disclosure controls and procedures as of December 31, 2025. The evaluation of PCA’s disclosure controls and procedures included a review of the controls’ objectives and design, PCA’s implementation of the controls and the effect of the controls on the information generated for use in this report. Based on this evaluation, PCA’s Chief Executive Officer and Chief Financial Officer concluded that PCA’s disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2025.

Changes in Internal Control over Financial Reporting

On September 2, 2025, we completed the acquisition of the containerboard business of Greif, Inc. We are currently in the process of evaluating and integrating Greif’s controls over financial reporting which may result in changes or additions to PCA’s internal control over financial reporting. Under guidelines established by the SEC, companies are permitted to exclude acquisitions from their assessment of internal control over financial reporting during the first year of an acquisition while integrating the acquired company. We excluded Greif from the assessment of internal control over financial reporting at December 31, 2025.

Except as may relate to the integration of the Greif acquisition, there were no other changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the most recent fiscal quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As of and for the year ended December 31, 2025, Greif accounted for approximately 18% of the Company’s consolidated total assets and approximately 4% of the Company’s consolidated net sales.

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

PCA’s management, under the supervision of and with the participation of the Chief Executive Officer and Chief Financial Officer, assessed the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, PCA’s management concluded that its internal control over financial reporting was effective as of December 31, 2025 based on the specified criteria.

KPMG LLP, the independent registered public accounting firm that audited PCA’s financial statements included in this Form 10-K, has also audited the effectiveness of the Company’s internal control over financial reporting. Their attestation report precedes PCA’s audited financial statements included elsewhere in this report.

Item 9B. OTHER INFORMATION

During the three months ended December 31, 2025, none of the Company’s directors or officers adopted or terminated any contract, instruction, or written plan for the purchase or sale of our securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any non-Rule 10b5-1 trading arrangements as defined in Item 408(a) of Regulation S-K.

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Information regarding PCA’s executive officers required by this Item 10 is set forth in Item 1 of Part I of this report under the caption “Executive Officers of the Registrant.”

The following information required by this Item 10 will be included in PCA’s Proxy Statement for the 2026 Annual Meeting of Stockholders and is incorporated by reference herein:

•
Information regarding PCA’s directors included under the caption “Election of Directors”
•
Information regarding PCA’s Audit Committee and financial experts included under the caption “Election of Directors - Audit Committee”
•
Information regarding PCA’s codes of ethics included under the caption “Election of Directors - Code of Ethics”
•
Information regarding PCA’s stockholder nominating procedures included under the captions “Election of Directors - Nominating and Governance Committee,” “Other Information - Recommendations for Board - Nominated Director Nominees,” and “Other Information - Procedures for Nominating Directors or Bringing Business Before the 2026 Annual Meeting”
•
Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 included under the caption “Delinquent Section 16(a) Reports”

The Company has adopted an insider trading policy which promotes compliance with insider trading, rules and regulations, and any listing standards applicable to the Company. The trading policy applies to all directors, officers, employees, consultants, and contractors of the Company (including its subsidiaries), as well as family members who live in their household whose transactions in Company securities are directed by (or subject to the influence or control of) any such covered person. The trading policy prohibits trading in Company securities while in possession of material, non-public information (“MNPI”) and prohibits tipping or otherwise disclosing MNPI. A copy of our trading policy is incorporated herein by reference.

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

Authorization of Securities under Equity Compensation Plans — Securities authorized for issuance under our equity compensation plans at December 31, 2025 are as follows:

	Column
	A	B	C
Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants, and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A)
Equity compensation plans approved by securityholders	—	$—	2,467,553
Equity compensation plans not approved by securityholders	N/A	N/A	N/A
Total	—	$—	2,467,553

(a)
Assumes that outstanding performance units pay out at the target level. Does not include 949,672 shares of unvested restricted stock and performance units granted pursuant to our Second Amended and Restated 1999 Long-Term Equity Incentive Plan.

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

2.4

Purchase and Sale Agreement, dated June 30, 2025, between PCA, Greif, Inc., and Greif Packaging LLC (Incorporated herein by reference to Exhibit 10.1 to PCA’s Current Report on Form 8-K filed July 3, 2025, File No. 1-15399). PCA will furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request; provided, however, that PCA may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, for any schedule or exhibit so furnished.

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

4.13

Officers’ Certificate, dated August 15, 2025, pursuant to Section 301 of the Indenture establishing 5.200% Senior Notes due 2035. (Incorporated herein by reference to Exhibit 4.1 to PCA's Current Report on Form 8-K filed August 15, 2025, File No. 1-15399).

4.14	5.200% Senior Notes due 2035 (Incorporated herein by reference to Exhibit 4.2 to PCA’s Current Report on Form 8-K filed August 15, 2025, File No. 1-15399).

4.15	Description of Common Stock. (Incorporated herein by reference to Exhibit 4.13 to PCA’s Annual Report on Form 10-K for the year ended December 31, 2019, File No. 1-15399).

10.1

Credit Agreement, dated July 31, 2025 between Packaging Corporation of America and the lenders and agents named therein. (Incorporated herein by reference to Exhibit 10.1 to PCA’s Current Report on Form 8-K filed August 6, 2025, File No. 1-15399).

10.2

Credit Agreement, dated July 31, 2025 between Packaging Corporation of America and the lenders and agents named therein. (Incorporated herein by reference to Exhibit 10.2 to PCA’s Current Report on Form 8-K filed August 6, 2025, File No. 1-15399).

10.3

Packaging Corporation of America Thrift Plan for Hourly Employees and First Amendment of Packaging Corporation of America Thrift Plan for Hourly Employees, effective February 1, 2000. (Incorporated herein by reference to Exhibit 4.5 to PCA’s Registration Statement on Form S-8, Registration No. 333-33176.)

10.4

Packaging Corporation of America Retirement Savings Plan, effective February 1, 2000. (Incorporated herein by reference to Exhibit 4.6 to PCA’s Registration Statement on Form S-8, Registration No. 333-33176.)*

10.5

Packaging Corporation of America Supplemental Executive Retirement Plan, as Amended and Restated Effective as of January 1, 2023. (Incorporated herein by reference to Exhibit 10.4 to PCA’s Annual Report on Form 10-K for the year ended December 31, 2022, File No. 1-15399).*

10.6

Packaging Corporation of America Deferred Compensation Plan, as Amended and Restated Effective as of February 27, 2019. (Incorporated herein by reference to Exhibit 10.5 to PCA's Annual Report on Form 10-K for the year ended December 31, 2019, File No. 1-15399).*

10.7

Second Amended and Restated 1999 Long-Term Equity Incentive Plan, effective as of May 8, 2024, conformed to incorporate all amendments. (Incorporated herein by reference to Appendix B to PCA’s Proxy Statement for the 2024 Annual Meeting of Stockholders)*

10.8

Amended and Restated Executive Incentive Compensation Plan, effective as of December 29, 2017. (Incorporated herein by reference to Exhibit 10.10 to PCA’s Annual Report on Form 10-K for the year ended December 31, 2017, File No. 1-15399.)*

10.9

Trade Vendor Purchasing Agreement, dated December 6, 2019, between Boise White Paper, L.L.C. and Office Depot, Inc. (Incorporated by reference to Exhibit 10.11 to PCA’s Annual Report on Form 10-K for the year ended December 31, 2019, File No. 1-15399)**

10.10

Form of Return on Invested Capital Performance Unit Agreement for executive officer awards. (Incorporated by reference to Exhibit 10.2 to PCA’s Quarterly Report on Form 10-Q for the period ended June 30, 2018, File No. 1-15399).*

10.11

Form of Total Shareholder Return Performance Unit Agreement for executive officer awards. (Incorporated by reference to Exhibit 10.3 to PCA’s Quarterly Report on Form 10-Q for the period ended June 30, 2018, File No. 1-15399).*

10.12

Form of Restricted Stock Agreement for executive officer awards. (Incorporated by reference to Exhibit 10.1 to PCA’s Quarterly Report on Form 10-Q for the period ended June 30, 2018, File No. 1-15399).*

19.1

Packaging Corporation of America Insider Trading Policy adopted December 7, 2011 with Addendum applicable to certain designated persons. (Incorporated herein by reference to Exhibit 19 to PCA’s Annual Report on Form 10-K for the year ended December 31, 2024, File No. 1-15399).

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

† Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized on February 26, 2026.

Packaging Corporation of America

/s/ MARK W. KOWLZAN
Mark W. Kowlzan
Chairman of the Board and Chief Executive Officer
Principal Executive Officer

/s/ KENT A. PFLEDERER
Kent A. Pflederer
Executive Vice President and Chief Financial Officer
Principal Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 26, 2026, by the following persons on behalf of the registrants and in the capacities indicated.

Signature	Capacity

/s/ MARK W. KOWLZAN	Chairman of the Board and Chief Executive Officer
Mark W. Kowlzan	(Principal Executive Officer)

/s/ KENT A. PFLEDERER	Executive Vice President and Chief Financial Officer
Kent A. Pflederer	(Principal Financial Officer and Principal Accounting Officer)

*	Director
Cheryl K. Beebe

*	Director
Duane C. Farrington

*	Director
Karen E. Gowland

*	Director
Donna A. Harman

*	Director
Robert C. Lyons

*	Director
Samuel M. Mencoff

*	Director
Roger B. Porter

*	Director
Thomas S. Souleles

*	Director
Paul T. Stecko

/s/ KENT A. PFLEDERER
Kent A. Pflederer
(Attorney-In-Fact)