Form 10-Q
period 2026-03-31
PACKAGING CORP OF AMERICA
filed 2026-05-08
CIK 75677

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

As of May 1, 2026, the Registrant had outstanding 89,098,647 shares of common stock, par value $0.01 per share.

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

FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Packaging Corporation of America

Consolidated Statements of Income and Comprehensive Income

(unaudited, dollars in millions, except per-share data)

	Three Months Ended
	March 31,
	2026	2025
Statements of Income:
Net sales	$2,367.8	$2,141.0
Cost of sales	(1,914.9)	(1,686.3)
Gross profit	452.9	454.7
Selling, general and administrative expenses	(180.3)	(161.4)
Other expense, net	(21.3)	(13.0)
Income from operations	251.3	280.3
Non-operating pension income	1.1	—
Interest expense, net	(32.6)	(12.9)
Income before taxes	219.8	267.4
Provision for income taxes	(48.9)	(63.6)
Net income	$170.9	$203.8
Net income per common share:
Basic	$1.92	$2.27
Diluted	$1.91	$2.26
Dividends declared per common share	$1.25	$1.25
Statements of Comprehensive Income:
Net income	$170.9	$203.8
Other comprehensive income, net of tax:
Changes in unrealized (losses) gains on marketable debt securities, net of tax of $0.1 million and $0.0 million for 2026 and 2025, respectively	(0.4)	0.1
Amortization of pension and postretirement plans actuarial loss and prior service cost, net of tax of ($0.3) million for both 2026 and 2025	1.0	1.0
Other comprehensive income	0.6	1.1
Comprehensive income	$171.5	$204.9

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Packaging Corporation of America

Consolidated Balance Sheets

(unaudited, dollars and shares in millions, except per-share data)

	March 31,	December 31,
	2026	2025
ASSETS
Current Assets:
Cash and cash equivalents	$397.1	$529.0
Short-term marketable debt securities and other ($96.6 million and $71.8 million measured at fair value as of March 31, 2026 and December 31, 2025, respectively)	146.6	71.8
Accounts receivable, net of allowance for credit losses and customer deductions of $18.0 million and $17.0 million as of March 31, 2026 and December 31, 2025, respectively	1,335.9	1,255.8
Inventories	1,258.4	1,243.2
Prepaid expenses and other current assets	104.4	85.8
Federal and state income taxes receivable	15.2	28.1
Total current assets	3,257.6	3,213.7
Property, plant, and equipment, net	4,995.4	4,985.1
Goodwill	1,381.7	1,372.3
Other intangible assets, net	583.9	602.3
Operating lease right-of-use assets	377.7	376.0
Long-term marketable debt securities	71.8	67.0
Other long-term assets	109.8	109.1
Total assets	$10,777.9	$10,725.5
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Operating lease obligations	$102.0	$99.8
Finance lease obligations	2.4	2.3
Accounts payable	557.0	471.4
Dividends payable	113.1	116.1
Accrued liabilities	238.3	302.1
Accrued interest	48.1	23.4
Total current liabilities	1,060.9	1,015.1
Long-term liabilities:
Long-term debt	3,968.1	3,967.3
Operating lease obligations	290.2	290.6
Finance lease obligations	4.2	4.9
Deferred income taxes	677.6	660.1
Compensation and benefits	107.9	106.2
Other long-term liabilities	81.2	83.3
Total long-term liabilities	5,129.2	5,112.4
Commitments and contingent liabilities (Note 19)
Stockholders' equity:
Common stock, par value $0.01 per share, 300.0 million shares authorized, 89.1 million and 89.2 million shares issued as of March 31, 2026 and December 31, 2025, respectively	0.9	0.9
Additional paid in capital	721.5	707.7
Retained earnings	3,906.4	3,931.0
Accumulated other comprehensive loss	(41.0)	(41.6)
Total stockholders' equity	4,587.8	4,598.0
Total liabilities and stockholders' equity	$10,777.9	$10,725.5

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Packaging Corporation of America

Consolidated Statements of Cash Flows

(unaudited, dollars in millions)

	Three Months Ended
	March 31,
	2026	2025
Cash Flows from Operating Activities:
Net income	$170.9	$203.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization of intangibles	225.2	138.0
Amortization of deferred financing costs	0.8	0.5
Share-based compensation expense	15.3	17.8
Deferred income tax provision	17.4	8.8
Net loss on asset disposals	1.6	3.8
Pension and post-retirement benefits expense, net of contributions	0.3	2.1
Other, net	0.3	(1.3)
Changes in operating assets and liabilities, net of acquisitions:
(Increase) decrease in assets —
Accounts receivable	(79.1)	(20.1)
Inventories	(15.0)	(15.7)
Prepaid expenses and other current assets	(18.5)	12.3
Increase (decrease) in liabilities —
Accounts payable	36.5	26.8
Accrued liabilities	(39.4)	(77.3)
Federal and state income taxes payable/receivable	13.0	39.6
Net cash provided by operating activities	329.3	339.1
Cash Flows from Investing Activities:
Additions to property, plant, and equipment	(164.7)	(148.1)
Acquisition of business, net of cash acquired	(14.8)	—
Additions to other long-term assets	(1.9)	(1.6)
Proceeds from asset disposals	0.6	0.7
Purchase of short-term investment in time deposit	(50.0)	—
Purchases of available-for-sale debt securities	(57.4)	(31.6)
Proceeds from sales of available-for-sale debt securities	8.1	8.7
Proceeds from maturities of available-for-sale debt securities	19.2	27.7
Net cash used for investing activities	(260.9)	(144.2)
Cash Flows from Financing Activities:
Repayments of debt and finance lease obligations	(0.6)	(0.5)
Common stock dividends paid	(111.9)	(112.3)
Repurchases of common stock	(58.8)	—
Shares withheld to cover employee restricted stock taxes	(29.0)	(15.4)
Net cash used for financing activities	(200.3)	(128.2)
Net (decrease) increase in cash and cash equivalents	(131.9)	66.7
Cash and cash equivalents, beginning of period	529.0	685.0
Cash and cash equivalents, end of period	$397.1	$751.7

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Packaging Corporation of America

Consolidated Statements of Changes in Stockholders’ Equity

(unaudited, dollars in millions and shares in thousands)

	Common Stock		Additional Paid in	Retained	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Earnings	Loss	Equity
Balance at January 1, 2026	89,214	$0.9	$707.7	$3,931.0	$(41.6)	$4,598.0
Common stock repurchases and retirements	(266)	—	(2.7)	(56.1)	—	(58.8)
Common stock withheld and retired to cover taxes on vested stock awards	(132)	—	(1.4)	(27.6)	—	(29.0)
Common stock dividends declared	—	—	—	(111.8)	—	(111.8)
Share-based compensation and other	284	—	17.9	—	—	17.9
Comprehensive income	—	—	—	170.9	0.6	171.5
Balance at March 31, 2026	89,100	$0.9	$721.5	$3,906.4	$(41.0)	$4,587.8

	Common Stock		Additional Paid in	Retained	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Earnings	Loss	Equity
Balance at January 1, 2025	89,802	$0.9	$669.8	$3,776.7	$(43.4)	$4,404.0
Common stock withheld and retired to cover taxes on vested stock awards	(74)	—	(0.7)	(14.7)	—	(15.4)
Common stock dividends declared	—	—	—	(113.0)	—	(113.0)
Share-based compensation and other	200	—	18.7	—	—	18.7
Comprehensive income	—	—	—	203.8	1.1	204.9
Balance at March 31, 2025	89,928	$0.9	$687.8	$3,852.8	$(42.3)	$4,499.2

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

On December 3, 2025, the Company approved and announced the permanent shut down of the No. 2 paper machine and kraft pulping facilities at its Wallula, Washington containerboard mill. The Company continues to operate the No. 3 paper machine and recycled pulping facilities at the mill. These actions, completed earlier in the first quarter of 2026, resulted in approximately $181.3 million of pre-tax restructuring charges. In the first quarter of 2026, we recorded $53.3 million of expenses associated with this shut down, which included non-cash accelerated depreciation and impairment charges, contract termination charges, and other costs. These expenses were recorded in “Cost of sales” and “Other expense, net” in the Consolidated Statements of Income.

In these consolidated financial statements, certain amounts in prior periods’ consolidated financial statements have been reclassified to conform with the current period presentation.

The consolidated financial statements of PCA as of March 31, 2026 and for the three months ended March 31, 2026 and 2025 are unaudited but include all adjustments (consisting only of normal recurring adjustments) that management considers necessary for a fair presentation of such financial statements. The preparation of the consolidated financial statements involves the use of estimates and accruals. Actual results may vary from those estimates. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with Article 10 of Regulation S-X of the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete audited financial statements. Operating results for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026. These consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2025.

The consolidated financial statements include the accounts of PCA and its majority-owned subsidiaries after elimination of intercompany balances and transactions.

2. New and Recently Adopted Accounting Standards

Recently Adopted Accounting Standards

Effective January 1, 2025, we adopted ASU 2023-09, Income Taxes (Topic 740): Improvement to the Income Tax Disclosures. This ASU provides for more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. The new guidance was applied retrospectively in our Annual Report on Form 10-K for the year ended December 31, 2025 and did not have a significant impact on the Company’s related interim disclosure as reflected in Note 7, Income Taxes.

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

The following table presents our revenues disaggregated by product line (dollars in millions):

	Three Months Ended March 31,
	2026	2025
Packaging	$2,188.6	$1,970.3
Paper	159.9	154.2
Corporate and Other	19.3	16.5
Total revenue	$2,367.8	$2,141.0

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

Corporate and Other Revenue

Revenue in this segment primarily relates to Louisiana Timber Procurement Company, L.L.C. (“LTP”), a variable-interest entity that is 50% owned by PCA and 50% owned by Boise Cascade Company (“Boise Cascade”). PCA is the primary beneficiary of LTP and has the power to direct the activities that most significantly affect the economic performance of LTP. Therefore, we consolidate 100% of LTP in our financial statements. See Note 17, Transactions With Related Parties, for more information related to LTP.

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

Amount
Cash paid for Greif Acquisition	$1,804.7
Net working capital adjustment (receivable at March 31, 2026)	(3.9)
Settlement of pre-existing relationships	(0.3)
Total purchase consideration	$1,800.5

The Company accounted for the Greif Acquisition using the acquisition method of accounting in accordance with ASC 805, Business Combinations. The following table summarizes the allocation of the purchase price to the assets acquired and the liabilities assumed, based on our current estimates of the fair value at the date of acquisition (dollars in millions):

Purchase Price Allocation
Current Assets:
Cash	$0.1
Accounts receivable	97.6
Inventories	122.8
Prepaid expenses and other current assets	1.4
Total current assets	221.9
Property, plant, and equipment (a)	761.6
Operating lease right-of-use assets	72.1
Intangible assets (b):
Customer relationships	420.0
Trademarks	40.0
Goodwill (c)	449.9
Assets acquired	1,965.5

Accounts payable	67.1
Accrued liabilities	22.0
Current operating lease obligations	11.9
Long-term operating lease obligations	60.2
Long-term finance lease obligations	0.6
Other long-term liabilities	3.2
Liabilities assumed	165.0

Net assets acquired	$1,800.5

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

For the three months ended March 31, 2026, the Company incurred $3.4 million of charges for acquisition and integration costs related to recent acquisitions, which were recorded in “Other expense, net” in the Consolidated Statements of Income.

5. Earnings Per Share

The following table sets forth the computation of basic and diluted income per common share for the periods presented (dollars and shares in millions, except per share data):

	Three Months Ended
	March 31,
	2026	2025
Numerator:
Net income	$170.9	$203.8
Less: Distributed and undistributed earnings allocated to participating securities	(1.1)	(1.4)
Net income attributable to common shareholders	$169.8	$202.4
Denominator:
Weighted average basic common shares outstanding	88.6	89.2
Effect of dilutive securities	0.5	0.4
Weighted average diluted common shares outstanding	89.1	89.6
Basic income per common share	$1.92	$2.27
Diluted income per common share	$1.91	$2.26

6. Other Income (Expense), Net

The components of other expense, net, were as follows (dollars in millions):

	Three Months Ended
	March 31,
	2026	2025
Asset disposals and write-offs	$(6.0)	$(8.2)
Facilities closure and other costs (a)	(2.9)	(2.3)
Acquisition and integration-related costs (b)	(3.4)	—
Wallula mill restructuring (c)	(2.7)	—
Other	(6.3)	(2.5)
Total	$(21.3)	$(13.0)

(a)
Includes charges consisting of closure costs related to corrugated products facilities.
(b)
Includes charges for acquisition and integration costs related to recent acquisitions.
(c)
Includes charges related to the announced discontinuation of the No. 2 machine and kraft pulping facilities at the Wallula, Washington containerboard mill.

7. Income Taxes

For the three months ended March 31, 2026 and 2025, we recorded $48.9 million and $63.6 million of income tax expense and had an effective tax rate of 22.2% and 23.8%, respectively. The decrease in our effective tax rate for the three months ended March 31, 2026 compared to the same period in 2025 was primarily due to higher excess tax benefits associated with employee restricted stock and performance unit vests partially offset by higher nondeductible employee remuneration paid to covered employees.

Our current effective tax rate is higher than the federal statutory income tax rate of 21.0% due primarily to the effect of state and local income taxes. During the three months ended March 31, 2026 and 2025, cash paid for taxes, net of refunds received, was $18.5 million and $15.2 million, respectively. The slight increase in cash tax payments between the periods is a result of the timing of disbursements for estimated tax installments.

During the three months ended March 31, 2026 and 2025, there were no significant changes to our uncertain tax positions. For more information, see Note 8, Income Taxes, of the Notes to Consolidated Financial Statements in “Part II, Item 8. Financial Statements and Supplementary Data” of our 2025 Annual Report on Form 10-K.

8. Inventories

We value our raw materials, work in process, and finished goods inventories using lower of cost, as determined by the average cost method, or net realizable value. Supplies and materials are valued at the first-in, first-out (FIFO) or average cost method.

The components of inventories were as follows (dollars in millions):

	March 31,	December 31,
	2026	2025
Raw materials	$404.1	$416.6
Work in process	18.7	17.5
Finished goods	253.2	241.6
Supplies and materials	582.4	567.5
Inventories	$1,258.4	$1,243.2

9. Property, Plant, and Equipment

The components of property, plant, and equipment were as follows (dollars in millions):

	March 31,	December 31,
	2026	2025
Land and land improvements	$239.4	$258.0
Buildings	1,339.6	1,343.8
Machinery and equipment	8,223.6	8,271.7
Construction in progress	655.6	552.8
Other	218.9	217.0
Property, plant and equipment, at cost	10,677.1	10,643.3
Less accumulated depreciation	(5,681.7)	(5,658.2)
Property, plant, and equipment, net	$4,995.4	$4,985.1

Depreciation expense for the three months ended March 31, 2026 and 2025 was $206.0 million and $128.1 million, respectively. During the three months ended March 31, 2026, we recognized $50.6 million of incremental depreciation expense related to the announced discontinuation of the No. 2 paper machine and kraft pulping facilities at the Wallula, Washington containerboard mill. We recognized $3.1 million of incremental depreciation expense during the three months ended March 31, 2025 as a result of closure costs related to corrugated products facilities.

At March 31, 2026 and December 31, 2025, purchases of property, plant, and equipment included in accounts payable were $99.8 million and $50.4 million, respectively.

10. Goodwill and Intangible Assets

Goodwill

Goodwill represents the excess of the cost of an acquired business over the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed in a business combination. At March 31, 2026 and December 31, 2025, we had $1,381.7 million and $1.372.3 million of goodwill recorded in our Packaging segment, which represents the entire goodwill balance reported on our Consolidated Balance Sheets.

Changes in the carrying amount of our goodwill are as follows (dollars in millions):

Goodwill
Balance at January 1, 2026	$1,372.3
Acquisitions (a)	9.4
Balance at March 31, 2026	$1,381.7

(a)
We recorded an additional $9.4 million of goodwill associated with a recent acquisition in the Packaging segment completed during the first quarter of 2026.

Intangible Assets

Intangible assets are primarily comprised of customer relationships and trademarks and trade names. The weighted average remaining useful life, gross carrying amount, and accumulated amortization of our intangible assets were as follows (dollars in millions):

	March 31, 2026			December 31, 2025
	Weighted Average Remaining Useful Life (in Years)	Gross Carrying Amount	Accumulated Amortization	Weighted Average Remaining Useful Life (in Years)	Gross Carrying Amount	Accumulated Amortization
Customer relationships (b)	12.2	$966.0	$423.1	12.4	$966.0	$407.2
Trademarks and trade names (b)	4.6	81.3	40.3	4.8	81.3	37.8
Other	0.7	4.4	4.4	0.9	4.4	4.4
Total intangible assets (excluding goodwill)	11.7	$1,051.7	$467.8	11.8	$1,051.7	$449.4

(b)
In connection with the September 2025 Greif Acquisition, the preliminary valuation of intangible assets is $420.0 million for customer relationships and $40.0 million for trademarks. See Note 4, Acquisitions for additional information.

During the three months ended March 31, 2026 and 2025, amortization expense was $18.4 million and $9.4 million, respectively.

11. Accrued Liabilities

The components of accrued liabilities were as follows (dollars in millions):

	March 31,	December 31,
	2026	2025
Compensation and benefits	$118.4	$163.5
Medical insurance and workers’ compensation	29.2	36.1
Customer rebates and other credits	29.1	33.9
Franchise, property, sales and use taxes	26.0	19.8
Severance, retention, and relocation	7.2	9.4
Environmental liabilities and asset retirement obligations	5.0	2.7
Other	23.4	36.7
Total	$238.3	$302.1

12. Debt

For the three months ended March 31, 2026 and 2025, cash payments for interest were $17.8 million and $0.3 million, respectively.

Included in interest expense, net is the amortization of financing costs, which includes the amortization of debt issuance costs and amortization of bond discounts. For the three months ended March 31, 2026 and 2025, amortization of debt issuance costs was $0.7 million and $0.4 million, respectively. For both the three months ended March 31, 2026 and 2025, the amortization of bond discounts was insignificant.

At March 31, 2026, we had $2,992.6 million of fixed-rate senior notes and $1,000.0 million of variable-rate notes outstanding. The fair value of our fixed-rate debt was estimated to be $2,619.9 million. The difference between the book value and fair value is due to the difference between the period-end market interest rate and the stated rate of our fixed-rate debt. We estimated the fair value of our fixed-rate debt using quoted market prices (Level 2 inputs) within the fair value hierarchy, which is further defined in Note 2, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements in "Part II, Item 8. Financial Statements and Supplementary Data" of our 2025 Annual Report on Form 10-K.

For more information on our long-term debt and interest rates on that debt, see Note 11, Debt, of the Notes to Consolidated Financial Statements in "Part II, Item 8. Financial Statements and Supplementary Data" of our 2025 Annual Report on Form 10-K.

13. Cash, Cash Equivalents, Marketable Debt Securities and Other

The following table shows the Company’s cash, cash equivalents, time deposit investments, and available-for-sale (“AFS”) debt securities by major asset category at March 31, 2026 and December 31, 2025 (in millions):

	March 31, 2026
	Adjusted Cost Basis	Unrealized Gain	Unrealized Loss	Fair Value	Cash and Cash Equivalents	Short-Term Marketable Debt Securities and Other	Long-Term Marketable Debt Securities
Cash and cash equivalents	$388.7	$—	$—	$388.7	$388.7	$—	$—
Time Deposits (a):	50.0	—	—	50.0	—	50.0	—
Level 1 (b):
U.S. Treasury securities	52.1	—	(0.1)	52.0	—	27.8	24.2
Money market funds	3.9	—	—	3.9	3.9	—	—
Subtotal	56.0	—	(0.1)	55.9	3.9	27.8	24.2
Level 2 (c):
Corporate debt securities	108.1	0.1	(0.1)	108.1	0.9	62.8	44.4
Commercial paper	7.4	—	—	7.4	3.6	3.8	—
U.S. government agency securities	3.2	—	—	3.2	—	—	3.2
Certificates of deposit	2.2	—	—	2.2	—	2.2	—
Subtotal	120.9	0.1	(0.1)	120.9	4.5	68.8	47.6
Total	$615.6	$0.1	$(0.2)	$615.5	$397.1	$146.6	$71.8

	December 31, 2025
	Adjusted Cost Basis	Unrealized Gain	Unrealized Loss	Fair Value	Cash and Cash Equivalents	Short-Term Marketable Debt Securities	Long-Term Marketable Debt Securities
Cash and cash equivalents	$492.3	$—	$—	$492.3	$492.3	$—	$—
Level 1 (b):
Money market funds	36.7	—	—	36.7	36.7	—	—
U.S. Treasury securities	32.7	0.1	—	32.8	—	14.7	18.1
Subtotal	69.4	0.1	—	69.5	36.7	14.7	18.1
Level 2 (c):
Corporate debt securities	100.0	0.4	—	100.4	—	55.6	44.8
U.S. government agency securities	4.1	—	—	4.1	—	—	4.1
Certificates of deposit	1.5	—	—	1.5	—	1.5	—
Subtotal	105.6	0.4	—	106.0	—	57.1	48.9
Total	$667.3	$0.5	$—	$667.8	$529.0	$71.8	$67.0

(a)
We had a single $50.0 million investment in a time deposit as of March 31, 2026. This investment matures within one year and is recorded in “Short-term marketable debt securities and other” on our Consolidated Balance Sheets. We record time deposit investments at amortized cost, which approximates fair value. We did not have any investments in time deposits as of December 31, 2025.
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

For both the three months ended March 31, 2026 and 2025, net realized gains and losses on the sales and maturities of certain marketable debt securities were insignificant.

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

As of March 31, 2026 and December 31, 2025, we do not consider any of the impairments related to our marketable debt securities to be the result of credit losses. Therefore, we have not recorded an allowance for credit losses related to our marketable debt securities. All unrealized gains and losses were recorded in other comprehensive income (OCI).

The following tables provide information about the Company’s marketable debt securities that have been in a continuous loss position as of March 31, 2026 and December 31, 2025 (in millions, except number of marketable debt securities in a loss position):

	March 31, 2026
	Fair Value of Marketable Debt Securities in a Loss Position < 12 Months	Number of Marketable Debt Securities in a Loss Position < 12 Months	Unrealized Losses < 12 Months	Fair Value of Marketable Debt Securities in a Loss Position ≥ 12 Months	Number of Marketable Debt Securities in a Loss Position ≥ 12 Months	Unrealized Losses ≥ 12 Months
Corporate debt securities	$55.3	50	$0.1	$—	—	$—
U.S. Treasury securities	30.7	16	0.1	—	—	—
Commercial paper	7.4	4	—	—	—	—
U.S. government agency securities	3.2	4	—	—	—	—
	$96.6	74	$0.2	$—	—	$—

	December 31, 2025
	Fair Value of Marketable Debt Securities in a Loss Position < 12 Months	Number of Marketable Debt Securities in a Loss Position < 12 Months	Unrealized Losses < 12 Months (d)	Fair Value of Marketable Debt Securities in a Loss Position ≥ 12 Months	Number of Marketable Debt Securities in a Loss Position ≥ 12 Months	Unrealized Losses ≥ 12 Months
Corporate debt securities	$6.2	8	$—	$—	—	$—
U.S. government agency securities	1.7	2	—	—	—	—
	$7.9	10	$—	$—	—	$—

(d)
Unrealized losses were insignificant for the debt securities in a continuous loss position less than 12 months for the period ended December 31, 2025.

14. Employee Benefit Plans and Other Postretirement Benefits

The components of net periodic benefit cost for our pension plans were as follows (dollars in millions):

	Pension Plans
	Three Months Ended March 31,
	2026	2025
Service cost	$2.0	$2.6
Interest cost	13.3	14.3
Expected return on plan assets	(15.8)	(15.6)
Net amortization of unrecognized amounts
Prior service cost	1.4	1.4
Actuarial loss	—	—
Net periodic benefit cost	$0.9	$2.7

PCA makes pension plan contributions that are sufficient to fund its actuarially determined costs, generally equal to the minimum amounts required by the Employee Retirement Income Security Act (ERISA). From time to time, PCA may make additional discretionary contributions based on the funded status of the plans, tax deductibility, income from operations, and other factors. During both the three months ended March 31, 2026 and 2025, payments to our nonqualified pension plans were insignificant. During both the three months ended March 31, 2026 and 2025, we did not make any contributions to our qualified pension plans. We do not have a required minimum contribution amount established for 2026.

For both the three months ended March 31, 2026 and 2025, the net periodic benefit cost for our postretirement plans was insignificant.

15. Share-Based Compensation

The Company has a long-term equity incentive plan, which allows for grants of restricted stock, restricted stock units, performance awards, stock appreciation rights, and stock options to directors, officers, and employees, as well as others who engage in services for PCA. On February 28, 2024, our board of directors approved, and, on May 8, 2024, our stockholders approved, the amendment and restatement of the plan. The amendment extended the plan’s term to May 8, 2034 and increased the number of shares of common stock available for issuance under the plan by 2.4 million shares. The total number of shares authorized for past and future awards is 14.3 million shares.

On February 25, 2026, our Compensation Subcommittee approved new forms of equity award agreements under the long-term equity incentive plan for Total Shareholder Return (TSR) performance units, Return on Invested Capital (ROIC) performance units, and restricted stock units (RSUs). These agreements apply to performance units and RSUs granted on or after February 25, 2026, with no changes to prior year award forms. The new agreements are largely consistent with prior versions, with targeted amendments addressing vesting treatment upon certain termination events. The other material terms of the equity award agreement forms remain substantially unchanged.

As of March 31, 2026, assuming performance units are paid out at the target level of performance, 2.2 million shares were available for future grants under the current plan. Forfeitures are added back to the pool of shares of common stock available to be granted at a future date.

The following table presents restricted stock, restricted stock unit and performance unit award activity for the three months ended March 31, 2026:

	Restricted Stock		Restricted Stock Units		Performance Units
	Shares	Weighted Average Grant- Date Fair Value	Shares	Weighted Average Grant- Date Fair Value	Shares	Weighted Average Grant- Date Fair Value
Outstanding at January 1, 2026	600,796	$166.88	—	$—	348,876	$171.68
Granted	103,568	230.92	42,573	230.92	140,149	228.73
Vested (a)	(150,015)	146.16	—	—	(167,909)	169.82
Forfeitures	(653)	175.88	—	—	—	—
Outstanding at March 31, 2026	553,696	$184.46	42,573	$230.92	321,116	$197.55
(a)
Upon payout of the performance unit awards that vested during the period, PCA issued 181,375 shares, which included 13,466 shares for dividends accrued during the performance period.

Compensation Expense

Our share-based compensation expense is primarily recorded in "Selling, general, and administrative expenses." Compensation expense for share-based awards recognized in the Consolidated Statements of Income, net of forfeitures, was as follows (dollars in millions):

	Three Months Ended March 31,
	2026	2025
Restricted stock	$7.2	$13.9
Restricted stock units	0.8	—
Performance units	7.3	3.9
Total share-based compensation expense	15.3	17.8
Income tax benefit	(3.8)	(4.4)
Share-based compensation expense, net of tax benefit	$11.5	$13.4

Our restricted stock awards and RSU awards cliff vest four years after the grant date. The fair values of restricted stock and RSUs are determined based on the closing price of the Company’s stock on the grant date. Compensation expense, net of estimated forfeitures, is recorded over the requisite service period. As PCA’s Board of Directors has the ability to accelerate the vesting of restricted stock awards upon an employee’s retirement, the Company accelerates the recognition of compensation expense for certain employees approaching normal retirement age.

Performance unit awards granted to certain key employees are earned based on the achievement of defined performance rankings of ROIC or TSR compared to the ROIC and TSR for peer companies. TSR and ROIC awards cliff vest three and four years, respectively, and for performance unit awards made in 2026 and 2025, in terms of grant date value, 50% used TSR as the performance measure and 50% used ROIC as the performance measure. The ROIC component of performance unit awards is valued based on the closing price of the stock on the grant date. As the ROIC component contains a performance condition, compensation expense, net of estimated forfeitures, is recorded over the requisite service period based on the most probable number of awards expected to vest. The TSR component of performance unit awards is valued using a Monte Carlo simulation as the TSR component contains a market condition. The Monte Carlo simulation estimates the fair value of the TSR component based on the expected term of the award, a risk-free interest rate, expected dividends, and expected volatility of the Company’s common stock and the common stock of the peer companies. Compensation expense is recorded ratably over the expected term of the award regardless of whether the market condition is satisfied.

For RSU and performance unit awards that meet retirement-eligibility provisions, the Company recognizes compensation expense over the period from the grant date through the date an employee attains retirement eligibility while retaining the award (derived service period), subject to a minimum period of 12 months.

The unrecognized compensation expense for all share-based awards at March 31, 2026 was as follows (dollars in millions):

	March 31, 2026
	Unrecognized Compensation Expense	Remaining Weighted Average Recognition Period (in years)
Restricted stock	$48.6	2.9
Restricted stock units	9.0	1.0
Performance units	38.9	2.7
Total unrecognized share-based compensation expense	$96.5	2.6

16. Stockholders' Equity

Dividends

During the three months ended March 31, 2026, we paid $111.9 million of dividends to shareholders. On February 25, 2026, PCA’s Board of Directors declared a regular quarterly cash dividend of $1.25 per share of common stock, which was paid on April 15, 2026 to shareholders of record as of March 13, 2026. The dividend payment was $111.3 million.

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

During the three months ended March 31, 2026, we paid $58.8 million, including fees, to repurchase 0.3 million shares of common stock. All shares repurchased have been retired. At March 31, 2026, $224.3 million of the authorized amount remained available for repurchase of the Company’s common stock.

Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) (AOCI) by component were as follows (dollars in millions). Amounts in parentheses indicate losses:

	Unrealized Loss On Foreign Exchange Contracts	Unrealized Gain (Loss) on Marketable Debt Securities	Unfunded Employee Benefit Obligations	Total
Balance at January 1, 2026	$(0.1)	$0.3	$(41.8)	$(41.6)
Other comprehensive loss before reclassifications, net of tax	—	(0.4)	—	(0.4)
Amounts reclassified from AOCI, net of tax	—	—	1.0	1.0
Balance at March 31, 2026	$(0.1)	$(0.1)	$(40.8)	$(41.0)

Reclassifications out of AOCI were as follows (dollars in millions). Amounts in parentheses indicate expenses in the Consolidated Statements of Income:

	Amounts Reclassified from AOCI
	Three Months Ended March 31,
Details about AOCI Components	2026	2025
Unfunded employee benefit obligations (a)
Amortization of prior service costs	$(1.3)	$(1.4)	See (a) below
Amortization of actuarial gains / (losses)	—	0.1	See (a) below
	(1.3)	(1.3)	Total before tax
	0.3	0.3	Tax benefit
	$(1.0)	$(1.0)	Net of tax

(a)
These AOCI components are included in the computation of net pension and postretirement benefit costs. See Note 14, Employee Benefit Plans and Other Postretirement Benefits, for additional information.

17. Transactions With Related Parties

Louisiana Timber Procurement Company, L.L.C. ("LTP") is a variable-interest entity that is 50% owned by PCA and 50% owned by Boise Cascade Company ("Boise Cascade"). LTP procures sawtimber, pulpwood, residual chips, and other residual wood fiber to meet the wood and fiber requirements of PCA and Boise Cascade in Louisiana. PCA is the primary beneficiary of LTP and has the power to direct the activities that most significantly affect the economic performance of LTP. Therefore, we consolidate 100% of LTP in our financial statements in our Corporate and Other segment. The carrying amounts of LTP's assets and liabilities (which relate primarily to non-inventory working capital items) on our Consolidated Balance Sheets were $4.6 million at March 31, 2026 and $1.6 million at December 31, 2025. During the three months ended March 31, 2026 and 2025, we recorded $18.0 million and $14.8 million, respectively, of LTP sales to Boise Cascade in "Net Sales" in the Consolidated Statements of Income and approximately the same amount of expenses in "Cost of Sales".

During the three months ended March 31, 2026 and 2025, fiber purchases from related parties were $2.3 million and $1.6 million, respectively. Most of these purchases related to chip and log purchases by LTP from Boise Cascade's wood products business. These purchases are recorded in "Cost of Sales" in the Consolidated Statements of Income.

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

Analysis of Operations by Reportable Segments

An analysis of operations by reportable segments is as follows (dollars in millions):

Three Months Ended March 31, 2026	Packaging	Paper	Corporate and Other		Total
Trade sales	$2,187.8	$159.9	$20.1		$2,367.8
Intersegment sales	0.8	—	37.9		38.7
	2,188.6	159.9	58.0		2,406.5
Elimination of intersegment sales					(38.7)
Net sales					2,367.8

Less (a):
Variable costs (b)	(1,028.4)	(88.7)	—		—
Fixed costs (c)	(571.2)	(19.1)	—		—
Freight	(239.9)	(18.8)	—		—
Other segment items (d)	(88.8)	(0.4)	(99.9)		—
Income (loss) from operations	260.3	32.9	(41.9)	(e)	251.3

Non-operating pension income					1.1
Interest expense, net					(32.6)
Income before taxes					$219.8

Other segment disclosures:
Segment sales to external customers	$2,188.6	$159.9	$19.3	(f)	$2,367.8
Depreciation, amortization, and depletion	215.9	4.8	4.5		225.2
Capital expenditures (g)	162.7	1.6	0.4		164.7
Assets	9,423.5	406.7	947.7		10,777.9

Three Months Ended March 31, 2025	Packaging	Paper	Corporate and Other		Total
Trade sales	$1,970.3	$154.2	$16.5		$2,141.0
Intersegment sales	—	—	39.9		39.9
	1,970.3	154.2	56.4		2,180.9
Elimination of intersegment sales					(39.9)
Net sales					2,141.0

Less (a):
Variable costs (b)	(961.3)	(82.8)	—		—
Fixed costs (c)	(447.5)	(18.8)	—		—
Freight	(196.6)	(16.9)	—		—
Other segment items (d)	(86.8)	(0.1)	(89.8)		—
Income (loss) from operations	278.1	35.6	(33.4)	(e)	280.3

Non-operating pension expense					—
Interest expense, net					(12.9)
Income before taxes					$267.4

Other segment disclosures:
Segment sales to external customers	$1,970.3	$154.2	$16.5	(f)	$2,141.0
Depreciation, amortization, and depletion	128.4	4.6	5.0		138.0
Capital expenditures (g)	131.1	0.8	16.2		148.1
Assets	7,349.3	398.1	1,222.4		8,969.8

(a)
The significant expense categories align with the segment-level information that is regularly provided to the CODM.
(b)
For the Packaging segment, primarily includes expense items for liner consumption, purchased sheets usage, medium consumption, raw materials, and hourly-employee related expenses and benefits. For the Paper segment, primarily includes expense items for chemicals, raw materials, finishing materials, hourly-employee related expenses, and repair service and materials.
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

19. Commitments, Guarantees, Indemnifications and Legal Proceedings

We have financial commitments and obligations that arise in the ordinary course of our business. These include lease obligations, long-term debt, capital additions, purchase commitments for goods and services, and legal proceedings, all of which are discussed in Note 3, Leases; Note 11, Debt; and Note 20, Commitments, Guarantees, Indemnifications, and Legal Proceedings, of the Notes to Consolidated Financial Statements in "Part II, Item 8. Financial Statements and Supplementary Data" of our 2025 Annual Report on Form 10-K.

During the fourth quarter of 2025, the Company entered into an agreement with a third-party contractor to design, construct, and operate a new woodyard and chip processing facility at the Valdosta, Georgia mill. Upon completion of construction and commencement of operations in 2028, the Company will lease the woodyard and chip processing facility from the third-party contractor and is obligated to deliver a minimum of 1.8 million tons of roundwood logs per year to be processed by the contractor for a contract term of 25 years. If the minimum annual volume is not delivered, the Company will be required to pay the shortfall at an annual fixed price per ton. For more information on the minimum annual obligations, see Note 20, Commitments, Guarantees, Indemnifications, and Legal Proceedings, of the Notes to Consolidated Financial Statements in "Part II, Item 8. Financial Statements and Supplementary Data" of our 2025 Annual Report on Form 10-K.

Guarantees and Indemnifications

We provide guarantees, indemnifications, and other assurances to third parties in the normal course of our business. These include tort indemnifications, environmental assurances, and representations and warranties in commercial agreements.

In connection with the agreement described above, the Company provided a guarantee of certain construction-phase financing obligations of the third-party contractor. The guarantee relates to a delayed-draw term loan facility used to finance construction of the facility and, if triggered, would require us to satisfy the contractor’s obligations under the financing agreement, subject to its terms. As of March 31, 2026 and December 31, 2025, we had a $6.5 million guarantee liability recorded in accordance with ASC 460, Guarantees, in “Other long-term liabilities” with an offsetting amount recorded in “Other long-term assets” on the Consolidated Balance Sheet. The recorded liability represents the fair value of the guarantee obligation at inception and does not reflect any assessment that a payment under the guarantee is probable.

We evaluate our guarantees and indemnifications on an ongoing basis and accrue additional amounts when a loss is both probable and reasonably estimable. At March 31, 2026, other than the recorded guarantee liability described above, we were not aware of any material liabilities arising from any guarantees, indemnifications, or other assurances we have provided.

DeRidder Mill Incident

Details on the legal proceedings associated with the incident at the Company’s DeRidder, Louisiana mill can be found in Note 19, Commitments, Guarantees, Indemnifications, and Legal Proceedings, of the Notes to Consolidated Financial Statements in “Part II, Item 8. Financial Statements and Supplementary Data” of our 2024 Annual Report on Form 10-K. The settlement amount was paid in 2025, and no amounts remain outstanding.

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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This management’s discussion and analysis includes statements regarding our expectations with respect to our future performance, expected business conditions, liquidity, and capital resources. Such statements, along with any other statements that are not historical in nature, are forward-looking. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in our 2025 Annual Report on Form 10-K, as well as those factors listed in other documents we file with the Securities and Exchange Commission (“SEC”). We do not assume any obligation to update any forward-looking statement. Our actual results may differ materially from those contained in or implied by any of the forward-looking statements in this Form 10-Q. Please see “Forward Looking Statements” elsewhere in this Item 2.

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

This Item 2 is intended to supplement, and should be read in conjunction with, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2025 Annual Report on Form 10-K.

Executive Summary

First quarter net sales were $2.37 billion in 2026 and $2.14 billion in 2025. We reported $171 million of net income, or $1.91 per diluted share, during the first quarter of 2026, compared to $204 million, or $2.26 per diluted share, during the same period in 2025. Net income included $44 million of expense for special items in the first quarter of 2026, primarily related to Wallula mill restructuring activities, compared to $4 million of expense for special items in 2025. Please see “Non-GAAP Financial Measures” elsewhere in this Item 2 for a description of special items. Excluding special items, net income was $215 million, or $2.40 per diluted share, during the first quarter of 2026, compared to $208 million, or $2.31 per diluted share, in the first quarter of 2025.1 The increase was driven by improvement in legacy PCA’s earnings by $0.15 per share, partially offset by a loss of ($0.06) per share for the acquired Greif containerboard business. The results of the acquired business included approximately $34 million of depreciation and amortization expense and $19 million of additional interest expense, primarily from new borrowings to finance the acquisition. The increase in the earnings of the legacy PCA business was driven primarily by higher prices and mix in the Packaging segment, lower fiber costs, lower maintenance outage expense, lower labor and operating costs in the Packaging segment, higher prices and mix and volume in the Paper segment, along with a lower tax rate and lower share count. These items were partially offset by higher freight expense, lower production and sales volume in the Packaging segment, higher depreciation expense, higher labor and operating costs in the Paper segment, and higher corporate and other expenses. For additional detail on special items included in reported GAAP results and other non-GAAP measures, see “Item 2. Non-GAAP Financial Measures.”

Packaging segment operating income was $260 million in the first quarter of 2026, compared to $278 million in the first quarter of 2025. Packaging segment EBITDA excluding special items was $482 million in the first quarter of 2026 compared to $409 million in the first quarter of 2025.1 The increase in EBITDA, excluding special items, was driven primarily by higher sales and production volume with the addition of the acquired business, higher prices and mix, lower fiber costs, and lower maintenance outage expense, partially offset by higher operating and converting costs, and higher freight and logistics expenses.

1 Net income excluding special items, earnings per diluted share excluding special items, and segment EBITDA excluding special items are non-GAAP financial measures. See “Non-GAAP Financial Measures” later in this Item 2.

Corrugated product shipments were up 21.8% per day and up 19.9% in total compared to the first quarter of 2025. Shipments from the legacy PCA business were up 2.8% per day and up 1.2% in total compared to the first quarter of 2025. Containerboard production in the first quarter of 2026 was approximately 1,398,000 tons, and containerboard inventory was down (7.8%) compared to the fourth quarter, and up 11.4% compared to the first quarter of 2025, primarily due to the acquisition.

Paper segment operating income was $33 million in the first quarter of 2026, compared to $36 million in the first quarter of 2025. Paper segment EBITDA excluding special items was $38 million in the first quarter of 2026, compared to $40 million in the first quarter of 2025.1 The decrease in EBITDA excluding special items was primarily due to higher operating costs, and higher freight and logistic expenses, partially offset by higher prices and mix, and higher sales volumes.

Industry and Business Conditions

Trade publications reported North American industry-wide corrugated products shipments were down (1.9%) in total and (0.3%) per workday during the first quarter of 2026 compared to the same quarter of 2025. Reported industry containerboard production decreased (8.3%) compared to the first quarter of 2025. Reported industry containerboard inventories at the end of the first quarter of 2026 were approximately 2.62 million tons, down (5.5%) compared to the same period in 2025. Reported containerboard export shipments were down (28.2%) compared to the first quarter of 2025. Reported index prices increased a net $20 per ton for linerboard and for corrugating medium during the first quarter of 2026 and an additional $30 per ton in April 2026.

The market for communication papers competes heavily with electronic data transmission and document storage alternatives. Increasing shifts to these alternatives have reduced usage of traditional print media and communication papers. Trade publications reported North American UFS paper shipments were down (8.8%) in the first quarter of 2026, compared to the same period of 2025. Average prices reported by a trade publication for cut size office papers were higher by $20 per ton, or 1.3%, in the first quarter of 2026, compared to the fourth quarter of 2025, and higher by $40 per ton, or 2.7%, compared to the first quarter of 2025. Reported index prices increased $60 per ton for cut size office papers and for offset printing papers in March 2026.

Outlook

We expect demand in the Packaging segment to remain strong and corrugated volume to increase with one more shipping day and some seasonal improvement in the second quarter compared to the first quarter. Prices for containerboard and corrugated products will move higher with the implementation of our previously announced price increases and improved corrugated mix. Packaging mill production will be slightly higher with one more operating day and production improvements at some of the mills more than offsetting the impact of maintenance outages at five Packaging mills during the second quarter. Mill maintenance outage expenses will be higher with more Packaging mills taking outages than in the first quarter. We expect flat volume and higher prices in the Paper segment as we continue to operate at full capacity and implement our previously announced paper price increases. Costs for freight, fiber and chemicals will be up due to higher prices and energy costs are expected to be seasonally lower with warmer weather in the second quarter. The sequential improvement in expenses for wages and benefits that we normally experience from first quarter to second quarter will be less than in past years due to higher expected stock compensation expenses and benefits costs in the second quarter. Finally, our tax rate will be higher in the second quarter due to the tax-related benefit of share-based compensation awards that vested in the first quarter. Considering these items, we expect second quarter earnings to be lower than the first quarter of 2026, excluding special items.

Results of Operations

Three Months Ended March 31, 2026, compared to Three Months Ended March 31, 2025

The historical results of operations of PCA for the three months ended March 31, 2026 and 2025 are set forth below (dollars in millions):

	Three Months Ended
	March 31,
	2026	2025	Change
Packaging	$2,188.6	$1,970.3	$218.3
Paper	159.9	154.2	5.7
Corporate and Other	58.0	56.4	1.6
Intersegment eliminations	(38.7)	(39.9)	1.2
Net sales	$2,367.8	$2,141.0	$226.8

Packaging	$260.3	$278.1	$(17.8)
Paper	32.9	35.6	(2.7)
Corporate and Other	(41.9)	(33.4)	(8.5)
Income from operations	$251.3	$280.3	$(29.0)
Non-operating pension income	1.1	—	1.1
Interest expense, net	(32.6)	(12.9)	(19.7)
Income before taxes	219.8	267.4	(47.6)
Income tax provision	(48.9)	(63.6)	14.7
Net income	$170.9	$203.8	$(32.9)
Non-GAAP Measures (a)
Net income excluding special items	$215.2	$208.2	$7.0
Consolidated EBITDA	476.5	418.3	58.2
Consolidated EBITDA excluding special items	485.5	421.1	64.4
Packaging EBITDA	476.2	406.5	69.7
Packaging EBITDA excluding special items	481.8	409.3	72.5
Paper EBITDA	37.7	40.2	(2.5)
Paper EBITDA excluding special items	37.7	40.2	(2.5)

(a)
See “Non-GAAP Financial Measures” included in this Item 2 for a reconciliation of non-GAAP measures to the most comparable GAAP measure.

Net Sales

Net sales increased $227 million, or 10.6%, to $2,368 million during the three months ended March 31, 2026, compared to $2,141 million during the same period in 2025.

Packaging. Net sales increased $218 million, or 11.1%, to $2,189 million, compared to $1,970 million in the first quarter of 2025 due to higher volume related to the acquired business ($224 million) and higher containerboard and corrugated products prices and mix ($18 million), partially offset by lower legacy volume ($24 million). In the first quarter of 2026, export and domestic containerboard outside shipments decreased (15.8%) compared to the first quarter of 2025. Our total corrugated products shipments from the legacy PCA business were up 2.8% per day and up 1.2% overall, compared to the same period in 2025. Including the acquired business, shipments were up 21.8% per day and 19.9% in total. In the first quarter of 2026, our domestic containerboard prices were 2.6% higher, while export prices were flat compared to the same period in 2025.

Paper. Net sales increased $6 million, or 3.7%, to $160 million, compared to $154 million in the first quarter of 2025, due to higher volumes ($4 million) and higher prices and mix ($2 million).

Gross Profit

Gross profit decreased $2 million during the three months ended March 31, 2026, compared to the same period in 2025. The decrease was driven primarily by higher operating costs, and higher freight expense, largely offset by higher volumes and higher prices and mix in the Packaging and Paper segments, lower fiber costs, and lower maintenance outage expense. In the three months ended March 31, 2026, gross profit included $51 million of special items expense related to Wallula mill restructuring. In the three months ended March 31, 2025, gross profit included $4 million of special items expense related to corrugated facility closure and other costs.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses (“SG&A”) increased $19 million during the three months ended March 31, 2026, compared to the same period in 2025. The increase was primarily due to higher depreciation related to the acquired business, higher employee-related expenses, information technology expenses, and insurance costs.

Other Income (Expense), Net

Other income (expense), net, for the three months ended March 31, 2026 and 2025 are set forth below (dollars in millions):

	Three Months Ended
	March 31,
	2026	2025
Asset disposals and write-offs	$(6.0)	$(8.2)
Facilities closure and other costs	(2.9)	(2.3)
Acquisition and integration-related costs	(3.4)	—
Wallula mill restructuring	(2.7)	—
Other	(6.3)	(2.5)
Total	$(21.3)	$(13.0)

We discuss these items in more detail in Note 6, Other Income (Expense), Net, of the Condensed Notes to Unaudited Quarterly Consolidated Financial Statements in “Part I, Item 1. Financial Statements” of this Form 10-Q.

Income from Operations

Income from operations decreased $29 million, or (10.3%), during the three months ended March 31, 2026 compared to the same period in 2025. The first quarter of 2026 included $60 million of special items expense related to Wallula mill restructuring, recent acquisitions and corrugated facility closures, compared to $6 million of special items expense related to corrugated products facilities closure costs in the first quarter of 2025.

Packaging. Packaging segment operating income decreased $18 million to $260 million, compared to $278 million during the three months ended March 31, 2025. The decrease related primarily to $56 million of special item expense related to the Wallula mill restructuring and corrugated facility closures, compared to $6 million of special items expense related to corrugated products facility costs in the first quarter of 2025. Excluding special items, operating income increased $33 million compared to the same period last year. The increase was driven primarily by higher containerboard and corrugated products prices and mix ($21 million), lower fiber costs ($13 million), the impact of newly acquired Greif operations ($12 million), lower maintenance outage expenses ($10 million), lower labor and operating costs ($7 million), and lower other expenses ($3 million), partially offset by higher freight expenses ($14 million), lower sales and production volumes ($13 million), higher depreciation expense ($6 million).

Paper. Paper segment operating income decreased $3 million to $33 million, compared to $36 million during the three months ended March 31, 2025. The decrease primarily related to higher operating costs ($4 million), and higher freight expenses ($1 million), partially offset by higher prices and mix ($2 million) and higher sales and production volumes ($1 million). There were no significant special items in the first quarter of 2026 or 2025.

Non-Operating Pension Income, Interest Expense, Net and Income Taxes

Non-operating pension income increased $1 million during the three months ended March 31, 2026, compared to the same period in 2025. The increase in non-operating pension income was related to favorable 2025 asset performance and favorable assumption changes.

Interest expense, net for the three months ended March 31, 2026 increased $20 million when compared to the same period in 2025. The increase in interest expense, net was primarily due to higher interest expense in 2026 as a result of the Company’s financing for the Greif Acquisition and lower interest income as a result of lower interest rates on lower cash balances.

During the three months ended March 31, 2026, we recorded $49 million of income tax expense, compared to $64 million of expense during the three months ended March 31, 2025. The effective tax rate for the three months ended March 31, 2026 and 2025 was 22.2% and 23.8%, respectively. The decrease in our effective tax rate for the three months ended March 31, 2026 compared to the same period in 2025 was primarily due to higher excess tax benefits associated with employee restricted stock and performance unit vests partially offset by higher nondeductible employee remuneration paid to covered employees.

Liquidity and Capital Resources

Sources and Uses of Cash

Our primary sources of liquidity are net cash provided by operating activities and available borrowing capacity under our revolving credit facility. At March 31, 2026, we had $397 million of cash and cash equivalents, $218 million of marketable debt securities and other, and $573 million of unused borrowing capacity under the revolving credit facility, net of letters of credit.

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

Below is a summary table of our cash flows, followed by a discussion of our sources and uses of cash through operating activities, investing activities, and financing activities (dollars in millions):

	Three Months Ended
	March 31,
	2026	2025	Change
Net cash provided by (used for):
Operating activities	$329.3	$339.1	$(9.8)
Investing activities	(260.9)	(144.2)	(116.7)
Financing activities	(200.3)	(128.2)	(72.1)
Net (decrease) increase in cash and cash equivalents	$(131.9)	$66.7	$(198.6)

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

During the three months ended March 31, 2026, net cash provided by operating activities was $329 million, compared to $339 million in the same period in 2025, a decrease of $10 million. Cash from operations excluding changes in cash used for operating assets and liabilities increased $58 million primarily due to the Greif Acquisition. Cash from operations decreased by $68 million when comparing the first three months of 2026 to the same period in 2025 due to changes in operating assets and liabilities primarily due to the following:

a)
a net unfavorable change in accounts receivable due to a larger increase in Packaging segment accounts receivable levels during 2026 primarily related to higher sales volumes in 2026 when compared to 2025 and a larger increase in Corporate accounts receivable levels in 2026 compared to 2025;
b)
a net unfavorable change in prepaid expenses and other current assets primarily related to the reduction of receivables against insurance carriers during 2025 related to the settlement of litigation, partially offset by a favorable change in prepaid expenses related to the timing and magnitude of the annual mill shutdowns during the first quarter of 2026 compared to the same period in 2025; and
c)
a net unfavorable change in income taxes resulting from a smaller decrease in income tax receivable amounts in the first quarter of 2026 compared to the first quarter of 2025.

These unfavorable changes were partially offset by the following:

d)
a net favorable change in accrued liabilities primarily related to the reduction of accrued liabilities in 2025 due to the settlement of litigation and an increase in compensation and benefits liabilities during the first quarter of 2026 compared to the same period in 2025; and
e)
a net favorable change in accounts payable primarily related to a larger increase in accounts payable levels during the first quarter of 2026 compared to the first quarter of 2025, partially offset by an unfavorable change related to the timing of payments.

Investing Activities

We used $261 million for investing activities during the three months ended March 31, 2026 compared to $144 million during the same period in 2025. We spent $165 million for internal capital investments during the three months ended March 31, 2026, compared to $148 million during the same period in 2025. We completed an acquisition in the Packaging segment during the first quarter of 2026 for $15 million, including working capital adjustments. In March 2026, we used $50 million of cash on hand to invest in a time deposit.

We expect capital investments in 2026 to be within a range of $840 million to $870 million. These expenditures could increase or decrease as a result of a number of factors, including our financial results, strategic opportunities, future economic conditions, and our regulatory compliance requirements. We currently estimate capital expenditures to comply with environmental regulations will be about $21 million in 2026. Our estimated environmental expenditures could vary significantly depending upon the enactment of new environmental laws and regulations. For additional information, see “Environmental Matters” in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2025 Annual Report on Form 10-K.

Financing Activities

During the three months ended March 31, 2026, net cash used for financing activities was $200 million, compared to $128 million of net cash used for financing activities during the same period in 2025. We paid $112 million of dividends during the first three months of both 2026 and 2025. In addition, we withheld shares to cover $29 million of employee restricted stock taxes during the first three months of 2026 compared to $15 million of employee restricted stock taxes withheld during the same period in 2025. We repurchased and retired 0.3 million shares of the Company’s common stock for $59 million during the first three months of 2026. We did not have any repurchases and retirements of the Company’s common stock during the same period in 2025.

In addition to the items discussed in Note 12, Debt, of the Condensed Notes to Unaudited Quarterly Consolidated Financial Statements in "Part I, Item 1. Financial Statements" of this Form 10-Q, see Note 11, Debt, of the Notes to Consolidated Financial Statements in “Part II, Item 8. Financial Statements and Supplementary Data” of our 2025 Annual Report on Form 10-K for more information.

Contractual Obligations

There have been no material changes to the contractual obligations disclosed in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2025 Annual Report on Form 10-K.

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

The following table reconciles earnings per diluted share to earnings per diluted share excluding special items for the periods indicated (dollars in millions):

	Three Months Ended
	March 31,
	2026	2025
Earnings per diluted share, as reported in accordance with GAAP	$1.91	$2.26
Special items:
Facilities closure and other costs (a)	0.02	0.05
Wallula mill restructuring (b)	0.44	—
Acquisition and integration-related costs (c)	0.03	—
Total special items	0.49	0.05
Earnings per diluted share, excluding special items	$2.40	$2.31

(a)
For the three months ended March 31, 2026 and March 31, 2025, includes $2.9 million and $5.9 million, respectively, of charges consisting of closure costs related to corrugated products facilities.
(b)
Includes $53.3 million of charges related to the announced discontinuation of the No. 2 machine and kraft pulping facilities at the Wallula, Washington mill.
(c)
Includes $3.4 million of charges for acquisition and integration costs related to recent acquisitions.

The following table reconciles net income to net income excluding special items for the periods indicated (dollars in millions):

	Three Months Ended March 31,
	2026			2025
	Income before Taxes	Income Taxes	Net Income	Income before Taxes	Income Taxes	Net Income
As reported in accordance with GAAP	$219.8	$(48.9)	$170.9	$267.4	$(63.6)	$203.8
Special items:
Facilities closure and other costs (d)	2.9	(0.7)	2.2	5.9	(1.5)	4.4
Wallula mill restructuring (e)	53.3	(13.7)	39.6	—	—	—
Acquisition and integration-related costs (f)	3.4	(0.9)	2.5	—	—	—
Total special items	59.6	(15.3)	44.3	5.9	(1.5)	4.4
Excluding special items	$279.4	$(64.2)	$215.2	$273.3	$(65.1)	$208.2

(d)
Includes charges consisting of closure costs related to corrugated products facilities.
(e)
Includes charges related to the announced discontinuation of the No. 2 machine and kraft pulping facilities at the Wallula, Washington mill.
(f)
Includes acquisition and integration costs related to recent acquisitions.

The following table reconciles net income to EBITDA and EBITDA excluding special items for the periods indicated (dollars in millions):

	Three Months Ended
	March 31,
	2026	2025
Net income	$170.9	$203.8
Non-operating pension income	(1.1)	—
Interest expense, net	32.6	12.9
Income tax provision	48.9	63.6
Depreciation, amortization, and depletion	225.2	138.0
EBITDA	$476.5	$418.3

Special items:
Facilities closure and other costs	2.9	2.8
Acquisition and integration-related costs	3.4	—
Wallula mill restructuring	2.7	—
Total special items	9.0	2.8
EBITDA excluding special items	$485.5	$421.1

The following table reconciles segment operating income (loss) to segment EBITDA and segment EBITDA excluding special items for the periods indicated (dollars in millions):

	Three Months Ended
	March 31,
	2026	2025
Packaging
Segment operating income	$260.3	$278.1
Depreciation, amortization, and depletion	215.9	128.4
EBITDA	476.2	406.5
Facilities closure and other costs	2.9	2.8
Wallula mill restructuring	2.7	—
EBITDA excluding special items	$481.8	$409.3

Paper
Segment operating income	$32.9	$35.6
Depreciation, amortization, and depletion	4.8	4.6
EBITDA	37.7	40.2
EBITDA excluding special items	$37.7	$40.2

Corporate and Other
Segment operating loss	$(41.9)	$(33.4)
Depreciation, amortization, and depletion	4.5	5.0
EBITDA	(37.4)	(28.4)
Acquisition and integration-related costs	3.4	—
EBITDA excluding special items	$(34.0)	$(28.4)

Market Risk and Risk Management Policies

PCA is exposed to the impact of commodity price changes, interest rate changes, and changes in the market value of its financial instruments. To manage these risks, we may from time to time enter into transactions, including certain physical commodity transactions, that are determined to be derivatives. As of March 31, 2026, we are party to certain physical commodity transactions related to natural gas supply contracts. These contracts qualify for the normal purchase normal sale ("NPNS") exception, and we have elected that exception. For a discussion of derivatives and hedging activities, see Note 2, Summary of Significant Account Policies, of the Notes to Consolidated Financial Statements in “Part II, Item 8. Financial Statements and Supplementary Data” of our 2025 Annual Report on Form 10-K.

The interest rates on approximately 75% of PCA’s debt are fixed. A one percent increase in interest rates related to variable-rate debt would have resulted in an increase in interest expense and a corresponding decrease in income before taxes of approximately $10 million annually.

Off-Balance-Sheet Activities

The Company does not have any off-balance sheet arrangements as of March 31, 2026.

Environmental Matters

There have been no material changes to the disclosure set forth in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Environmental Matters” filed with our 2025 Annual Report on Form 10-K.

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

PCA has included in its 2025 Annual Report on Form 10-K a discussion of its critical accounting policies and estimates which require management’s most difficult, subjective, or complex judgments used in the preparation of its consolidated financial statements. PCA has not had any changes to these critical accounting estimates during the first three months of 2026.

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

Our actual results, performance or achievement could differ materially from those expressed in, or implied by, these forward-looking statements, and accordingly, we can give no assurances that any of the events anticipated by the forward-looking statements will transpire or occur, or if any of them do occur, what impact they will have on our results of operations or financial condition. Given these uncertainties, investors are cautioned not to place undue reliance on these forward-looking statements. We expressly disclaim any obligation to publicly revise any forward-looking statements that have been made to reflect the occurrence of events after the date hereof. For a discussion of other factors, risks and uncertainties that may affect our business, see Item 1A. Risk Factors included in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

Prior to filing this report, PCA completed an evaluation under the supervision and with the participation of PCA’s management, including PCA’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of PCA’s disclosure controls and procedures as of March 31, 2026. The evaluation of PCA’s disclosure controls and procedures included a review of the controls’ objectives and design, PCA’s implementation of the controls, and the effect of the controls on the information generated for use in this report. Based on this evaluation, PCA’s Chief Executive Officer and Chief Financial Officer concluded that PCA’s disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2026.

Changes in Internal Control over Financial Reporting

On September 2, 2025, we completed the acquisition of the containerboard business of Greif, Inc. We are currently in the process of assessing and integrating Greif’s internal control over financial reporting with our existing internal control over financial reporting.

Except as described above, there have been no changes in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the quarter ended March 31, 2026.

PART II

OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

The disclosure set forth under the caption “Legal Proceedings” in Note 19, Commitments, Guarantees, Indemnifications and Legal Proceedings, of the Condensed Notes to Unaudited Quarterly Consolidated Financial Statements in “Part I, Item 1. Financial Statements” of this Form 10-Q is incorporated herein by reference.

Item 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed in “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table presents information related to our repurchases of common stock made under repurchase plans authorized by PCA's Board of Directors, and shares withheld to cover taxes on vesting of equity awards, during the three months ended March 31, 2026:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in millions)
January 1-31, 2026	—	$—	—	$283.1
February 1-28, 2026	73,464	224.57	—	283.1
March 1-31, 2026	324,601	219.53	266,145	224.3
Total	398,065	$220.46	266,145	$224.3
(a)
Includes 131,920 shares withheld from employees to cover income and payroll taxes on equity awards that vested during the period.
(b)
Excludes commissions.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

During the three months ended March 31, 2026, none of the Company's directors or officers adopted or terminated any contract, instruction, or written plan for the purchase or sale of our securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any non-Rule 10b5-1 trading arrangements as defined in Item 408(a) of Regulation S-K.

Item 6. EXHIBITS

Exhibit Number	Description

10.1

Form of Performance Unit Agreement (Return on Invested Capital) for executive officer awards, as approved on February 25, 2026. (Incorporated herein by reference to Exhibit 10.1 to PCA’s Current Report on Form 8-K filed March 3, 2026, File No. 1-15399).

10.2

Form of Performance Unit Agreement (Total Shareholder Return) for executive officer awards, as approved on February 25, 2026. (Incorporated herein by reference to Exhibit 10.2 to PCA’s Current Report on Form 8-K filed March 3, 2026, File No. 1-15399).

10.3

Form of Restricted Stock Unit Agreement for executive officer awards, as approved on February 25, 2026. (Incorporated herein by reference to Exhibit 10.3 to PCA’s Current Report on Form 8-K filed March 3, 2026, File No. 1-15399).

10.4

Post Retirement Agreement, dated as of March 1, 2026, between PCA and Robert Mundy. (Incorporated herein by reference to Exhibit 10.4 to PCA’s Current Report on Form 8-K filed March 3, 2026, File No. 1-15399).

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

Packaging Corporation of America

/s/ FABIAN C. STRAUSS
FABIAN C. STRAUSS Senior Vice President, Finance, Controller and Treasurer

Date: May 8, 2026