Form 10-Q
period 2026-06-30
PACKAGING CORP OF AMERICA
filed 2026-08-07
CIK 75677

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

As of July 31, 2026, the Registrant had outstanding 89,098,299 shares of common stock, par value $0.01 per share.

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

i

PART I

FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Packaging Corporation of America

Consolidated Statements of Income and Comprehensive Income

(unaudited, dollars in millions, except per-share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Statements of Income:
Net sales	$2,489.9	$2,171.3	$4,857.6	$4,312.3
Cost of sales	(1,977.4)	(1,688.3)	(3,892.3)	(3,374.5)
Gross profit	512.5	483.0	965.3	937.8
Selling, general and administrative expenses	(179.3)	(153.2)	(359.6)	(314.6)
Other (expense) income, net	(42.0)	3.9	(63.2)	(9.2)
Income from operations	291.2	333.7	542.5	614.0
Non-operating pension income	1.1	—	2.2	—
Interest expense, net	(33.3)	(13.1)	(66.0)	(26.0)
Income before taxes	259.0	320.6	478.7	588.0
Provision for income taxes	(66.9)	(79.1)	(115.7)	(142.7)
Net income	$192.1	$241.5	$363.0	$445.3
Net income per common share:
Basic	$2.16	$2.68	$4.07	$4.95
Diluted	$2.15	$2.67	$4.05	$4.93
Dividends declared per common share	$1.50	$1.25	$2.75	$2.50
Statements of Comprehensive Income:
Net income	$192.1	$241.5	$363.0	$445.3
Other comprehensive income, net of tax:
Changes in unrealized (losses) gains on marketable debt securities, net of tax of $0.1 million, $0.0 million, $0.2 million, and $0.0 million, respectively	(0.1)	—	(0.5)	0.1
Amortization of pension and postretirement plans actuarial loss and prior service cost, net of tax of ($0.3) million, ($0.3) million, ($0.6) million, and ($0.6) million, respectively	0.9	0.9	1.9	1.9
Other comprehensive income	0.8	0.9	1.4	2.0
Comprehensive income	$192.9	$242.4	$364.4	$447.3

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Packaging Corporation of America

Consolidated Balance Sheets

(unaudited, dollars and shares in millions, except per-share data)

	June 30,	December 31,
	2026	2025
ASSETS
Current Assets:
Cash and cash equivalents	$442.8	$529.0
Short-term marketable debt securities and other ($101.0 million and $71.8 million measured at fair value as of June 30, 2026 and December 31, 2025, respectively)	151.0	71.8
Accounts receivable, net of allowance for credit losses and customer deductions of $19.1 million and $17.0 million as of June 30, 2026 and December 31, 2025, respectively	1,432.8	1,255.8
Inventories	1,262.4	1,243.2
Prepaid expenses and other current assets	104.3	85.8
Federal and state income taxes receivable	30.3	28.1
Total current assets	3,423.6	3,213.7
Property, plant, and equipment, net	5,010.5	4,985.1
Goodwill	1,416.3	1,372.3
Other intangible assets, net	565.6	602.3
Operating lease right-of-use assets	414.4	376.0
Long-term marketable debt securities	73.0	67.0
Other long-term assets	112.1	109.1
Total assets	$11,015.5	$10,725.5
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Operating lease obligations	$104.4	$99.8
Finance lease obligations	2.4	2.3
Accounts payable	616.9	471.4
Dividends payable	136.9	116.1
Accrued liabilities	271.8	302.1
Accrued interest	31.5	23.4
Total current liabilities	1,163.9	1,015.1
Long-term liabilities:
Long-term debt	3,968.9	3,967.3
Operating lease obligations	324.8	290.6
Finance lease obligations	3.8	4.9
Deferred income taxes	681.3	660.1
Compensation and benefits	115.1	106.2
Other long-term liabilities	95.8	83.3
Total long-term liabilities	5,189.7	5,112.4
Commitments and contingent liabilities (Note 19)
Stockholders' equity:
Common stock, par value $0.01 per share, 300.0 million shares authorized, 89.1 million and 89.2 million shares issued as of June 30, 2026 and December 31, 2025, respectively	0.9	0.9
Additional paid in capital	738.5	707.7
Retained earnings	3,962.7	3,931.0
Accumulated other comprehensive loss	(40.2)	(41.6)
Total stockholders' equity	4,661.9	4,598.0
Total liabilities and stockholders' equity	$11,015.5	$10,725.5

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Packaging Corporation of America

Consolidated Statements of Cash Flows

(unaudited, dollars in millions)

	Six Months Ended
	June 30,
	2026	2025
Cash Flows from Operating Activities:
Net income	$363.0	$445.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization of intangibles	401.5	278.6
Amortization of deferred financing costs	1.6	1.0
Share-based compensation expense	32.3	28.1
Deferred income tax provision	21.1	2.8
Net loss (gain) on asset disposals	13.1	(19.7)
Pension and post-retirement benefits expense, net of contributions	0.7	4.2
Other, net	6.9	3.5
Changes in operating assets and liabilities, net of acquisitions:
(Increase) decrease in assets —
Accounts receivable	(170.9)	(51.1)
Inventories	(18.9)	(19.7)
Prepaid expenses and other current assets	(18.5)	61.4
Increase (decrease) in liabilities —
Accounts payable	96.4	29.4
Accrued liabilities	(20.9)	(124.5)
Federal and state income taxes payable/receivable	(2.1)	(0.6)
Net cash provided by operating activities	705.3	638.7
Cash Flows from Investing Activities:
Additions to property, plant, and equipment	(370.6)	(317.8)
Acquisition of business, net of cash acquired	(21.2)	—
Additions to other long-term assets	(2.0)	(1.9)
Proceeds from asset disposals	1.3	33.0
Purchase of short-term investment in time deposit	(50.0)	—
Purchases of available-for-sale debt securities	(86.3)	(72.0)
Proceeds from sales of available-for-sale debt securities	10.7	12.6
Proceeds from maturities of available-for-sale debt securities	39.8	59.1
Other, net	0.8	—
Net cash used for investing activities	(477.5)	(287.0)
Cash Flows from Financing Activities:
Repayments of debt and finance lease obligations	(1.0)	(1.0)
Common stock dividends paid	(223.2)	(224.7)
Repurchases of common stock	(58.8)	—
Shares withheld to cover employee restricted stock taxes	(29.8)	(23.1)
Other, net	(1.2)	—
Net cash used for financing activities	(314.0)	(248.8)
Net (decrease) increase in cash and cash equivalents	(86.2)	102.9
Cash and cash equivalents, beginning of period	529.0	685.0
Cash and cash equivalents, end of period	$442.8	$787.9

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Packaging Corporation of America

Consolidated Statements of Changes in Stockholders’ Equity

(unaudited, dollars in millions and shares in thousands)

	Common Stock		Additional Paid in	Retained	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Earnings	Loss	Equity
Balance at April 1, 2026	89,100	$0.9	$721.5	$3,906.4	$(41.0)	$4,587.8
Common stock withheld and retired to cover taxes on vested stock awards	(4)	—	—	(0.8)	—	(0.8)
Common stock dividends declared	—	—	—	(135.0)	—	(135.0)
Share-based compensation and other	3	—	17.0	—	—	17.0
Comprehensive income	—	—	—	192.1	0.8	192.9
Balance at June 30, 2026	89,099	$0.9	$738.5	$3,962.7	$(40.2)	$4,661.9

	Common Stock		Additional Paid in	Retained	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Earnings	Loss	Equity
Balance at April 1, 2025	89,928	$0.9	$687.8	$3,852.8	$(42.3)	$4,499.2
Common stock withheld and retired to cover taxes on vested stock awards	(42)	—	(0.4)	(7.2)	—	(7.6)
Common stock dividends declared	—	—	—	(113.6)	—	(113.6)
Share-based compensation and other	94	—	11.7	—	—	11.7
Comprehensive income	—	—	—	241.5	0.9	242.4
Balance at June 30, 2025	89,980	$0.9	$699.1	$3,973.5	$(41.4)	$4,632.1

	Common Stock		Additional Paid in	Retained	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Earnings	Loss	Equity
Balance at January 1, 2026	89,214	$0.9	$707.7	$3,931.0	$(41.6)	$4,598.0
Common stock repurchases and retirements	(266)	—	(2.7)	(56.1)	—	(58.8)
Common stock withheld and retired to cover taxes on vested stock awards	(136)	—	(1.4)	(28.4)	—	(29.8)
Common stock dividends declared	—	—	—	(246.8)	—	(246.8)
Share-based compensation and other	287	—	34.9	—	—	34.9
Comprehensive income	—	—	—	363.0	1.4	364.4
Balance at June 30, 2026	89,099	$0.9	$738.5	$3,962.7	$(40.2)	$4,661.9

	Common Stock		Additional Paid in	Retained	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Earnings	Loss	Equity
Balance at January 1, 2025	89,802	$0.9	$669.8	$3,776.7	$(43.4)	$4,404.0
Common stock withheld and retired to cover taxes on vested stock awards	(116)	—	(1.2)	(21.9)	—	(23.1)
Common stock dividends declared	—	—	—	(226.6)	—	(226.6)
Share-based compensation and other	294	—	30.5	—	—	30.5
Comprehensive income	—	—	—	445.3	2.0	447.3
Balance at June 30, 2025	89,980	$0.9	$699.1	$3,973.5	$(41.4)	$4,632.1

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Condensed Notes to Unaudited Quarterly Consolidated Financial Statements

1. Nature of Operations and Basis of Presentation

Packaging Corporation of America (“we,” “us,” “our,” “PCA,” or the “Company”) was incorporated on January 25, 1999. In April 1999, PCA acquired the containerboard and corrugated packaging products business of Pactiv Corporation (“Pactiv”), formerly known as Tenneco Packaging, Inc. We are a large diverse manufacturer of both packaging and paper products. We are headquartered in Lake Forest, Illinois and operate in the United States.

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

On December 3, 2025, the Company approved and announced the permanent shut down of the No. 2 paper machine and kraft pulping facilities at its Wallula, Washington containerboard mill. The Company continues to operate the No. 3 paper machine and recycled pulping facilities at the mill. These actions, completed in the first quarter of 2026, resulted in approximately $187.7 million of pre-tax restructuring charges. During the six months ended June 30, 2026, we recorded $59.7 million of expenses associated with this shut down, which included non-cash accelerated depreciation and impairment charges, contract termination charges, and other costs. These expenses were recorded in “Cost of sales” and “Other expense, net” in the Consolidated Statements of Income.

In these consolidated financial statements, certain amounts in prior periods’ consolidated financial statements have been reclassified to conform with the current period presentation.

The consolidated financial statements of PCA as of June 30, 2026 and for the three and six months ended June 30, 2026 and 2025 are unaudited but include all adjustments (consisting only of normal recurring adjustments) that management considers necessary for a fair presentation of such financial statements. The preparation of the consolidated financial statements involves the use of estimates and accruals. Actual results may vary from those estimates. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with Article 10 of Regulation S-X of the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete audited financial statements. Operating results for the three and six months ended June 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026. These consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2025.

The consolidated financial statements include the accounts of PCA and its majority-owned subsidiaries after elimination of intercompany balances and transactions.

2. New Accounting Standards

In May 2026, the FASB issued ASU 2026-02 Environmental Credits and Environmental Credit Obligations (Topic 818). This ASU is intended to provide recognition, measurement, presentation and disclosure requirements for environmental credits and related environmental credit obligations for all entities that generate, purchase or receive environmental credits or have a regulatory compliance obligation that may be settled with environmental credits. This update is effective for fiscal years beginning after December 15, 2027, including interim periods within those fiscal years on a retrospective basis. Early adoption is permitted. The Company is currently assessing the impact of the disclosure requirements on its consolidated financial statements.

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

The following table presents our revenues disaggregated by product line (dollars in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Packaging	$2,311.3	$2,005.9	$4,499.8	$3,976.3
Paper	157.3	145.8	317.2	300.0
Corporate and Other	21.3	19.6	40.6	36.0
Total revenue	$2,489.9	$2,171.3	$4,857.6	$4,312.3

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

Amount
Cash paid for Greif Acquisition	$1,804.7
Net working capital adjustment	(3.5)
Settlement of pre-existing relationships	(0.3)
Total purchase consideration	$1,800.9

The Company accounted for the Greif Acquisition using the acquisition method of accounting in accordance with ASC 805, Business Combinations. The following table summarizes the allocation of the purchase price to the assets acquired and the liabilities assumed, based on our current estimates of the fair value at the date of acquisition (dollars in millions):

	12/31/25 Allocation	Adjustments	Revised Allocation
Current Assets:
Cash	$0.1	$—	$0.1
Accounts receivable	97.6	—	97.6
Inventories	122.8	—	122.8
Prepaid expenses and other current assets	1.4	—	1.4
Total current assets	221.9	—	221.9
Property, plant, and equipment (a)	761.6	(30.2)	731.4
Operating lease right-of-use assets	72.1	—	72.1
Intangible assets (b):
Customer relationships	420.0	—	420.0
Trademarks	40.0	—	40.0
Goodwill (c)	449.9	29.9	479.8
Assets acquired	1,965.5	(0.3)	1,965.2

Accounts payable	67.1	(0.7)	66.4
Accrued liabilities	22.0	—	22.0
Current operating lease obligations	11.9	—	11.9
Long-term operating lease obligations	60.2	—	60.2
Long-term finance lease obligations	0.6	—	0.6
Other long-term liabilities	3.2	—	3.2
Liabilities assumed	165.0	(0.7)	164.3

Net assets acquired	$1,800.5	$0.4	$1,800.9

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

The purchase price allocation remains preliminary and is subject to the finalization of various valuations and assessments. These may affect the consideration paid and may materially impact the valuations and subsequent assessments. During the six months ended June 30, 2026, the Company recorded measurement period adjustments, including $30.2 million related to the valuation of certain fixed assets acquired. We expect to finalize the valuation within the 12-month period following the acquisition date.

For the three and six months ended June 30, 2026, the Company incurred $3.3 million and $6.7 million, respectively, of charges for acquisition and integration costs related to recent acquisitions, which were recorded in “Other expense, net” in the Consolidated Statements of Income. For both the three and six months ended June 30, 2025, the Company incurred $1.6 million of charges for acquisition and integration costs related to the Greif Acquisition, which were recorded in “Other expense, net” in the Consolidated Statements of Income.

5. Earnings Per Share

The following table sets forth the computation of basic and diluted income per common share for the periods presented (dollars and shares in millions, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Numerator:
Net income	$192.1	$241.5	$363.0	$445.3
Less: Distributed and undistributed earnings allocated to participating securities	(1.1)	(1.6)	(2.2)	(3.0)
Net income attributable to common shareholders	$191.0	$239.9	$360.8	$442.3
Denominator:
Weighted average basic common shares outstanding	88.5	89.3	88.6	89.3
Effect of dilutive securities	0.5	0.4	0.5	0.4
Weighted average diluted common shares outstanding	89.0	89.7	89.1	89.7
Basic income per common share	$2.16	$2.68	$4.07	$4.95
Diluted income per common share	$2.15	$2.67	$4.05	$4.93

6. Other Income (Expense), Net

The components of other expense, net, were as follows (dollars in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Asset disposals and write-offs	$(11.0)	$(10.5)	$(17.0)	$(18.8)
Facilities closure and other (costs) income (a)	(8.8)	25.3	(11.7)	23.0
Acquisition and integration-related costs (b)	(3.3)	(1.6)	(6.7)	(1.6)
Wallula mill restructuring (c)	(6.3)	—	(9.0)	—
Other	(12.6)	(9.3)	(18.8)	(11.8)
Total	$(42.0)	$3.9	$(63.2)	$(9.2)

(a)
For the three and six months ended June 30, 2026, includes charges consisting of closure costs related to corrugated products facilities and the write-off of expenditures related to sustainability and renewable energy projects. The write-off of expenditures related to sustainability and renewable energy projects was recorded following the Company’s decision to defer a specific carbon capture initiative at this time. For the three and six months ended June 30, 2025, includes income related to gains on sales of corrugated products facilities, partially offset by closure costs related to corrugated products facilities.
(b)
For the three and six months ended June, 30, 2026, includes charges for acquisition and integration costs related to recent acquisitions. For the three and six months ended June 30, 2025, includes charges for acquisition and integration costs related to the Greif Acquisition.
(c)
For the three and six months ended June 30, 2026, includes charges related to the announced discontinuation of the No. 2 machine and kraft pulping facilities at the Wallula, Washington containerboard mill.

7. Income Taxes

For the three months ended June 30, 2026 and 2025, we recorded $66.9 million and $79.1 million of income tax expense and had an effective tax rate of 25.8% and 24.7%, respectively. The increase in our effective tax rate for the three months ended June 30, 2026 compared to the same period in 2025 was primarily due to lower excess tax benefits associated with employee restricted stock and performance unit vests and higher non-deductible employee remuneration paid to covered employees partially offset by favorable state law changes.

For the six months ended June 30, 2026 and 2025, we recorded $115.7 million and $142.7 million of income tax expense and had an effective tax rate of 24.2% and 24.3%, respectively. The decrease in our effective tax rate for the six months ended June 30, 2026 compared to the same period in 2025 was primarily due to higher excess tax benefits associated with employee restricted stock and performance unit vests and favorable state law changes partially offset by higher non-deductible employee remuneration paid to covered employees.

Our current effective tax rate is higher than the federal statutory income tax rate of 21.0% due primarily to the effect of state and local income taxes. During the six months ended June 30, 2026 and 2025, cash paid for taxes, net of refunds received, was $96.7 million and $140.5 million, respectively. The decrease in cash tax payments between the periods is a result of lower forecasted taxable income and the timing of disbursements for estimated tax installments.

During the three and six months ended June 30, 2026 and 2025, there were no significant changes to our uncertain tax positions. For more information, see Note 8, Income Taxes, of the Notes to Consolidated Financial Statements in “Part II, Item 8. Financial Statements and Supplementary Data” of our 2025 Annual Report on Form 10-K.

8. Inventories

We value our raw materials, work in process, and finished goods inventories using lower of cost, as determined by the average cost method, or net realizable value. Supplies and materials are valued at the first-in, first-out (FIFO) or average cost method.

The components of inventories were as follows (dollars in millions):

	June 30,	December 31,
	2026	2025
Raw materials	$385.1	$416.6
Work in process	20.7	17.5
Finished goods	257.9	241.6
Supplies and materials	598.7	567.5
Inventories	$1,262.4	$1,243.2

9. Property, Plant, and Equipment

The components of property, plant, and equipment were as follows (dollars in millions):

	June 30,	December 31,
	2026	2025
Land and land improvements	$246.7	$258.0
Buildings	1,381.7	1,343.8
Machinery and equipment	8,238.5	8,271.7
Construction in progress	722.5	552.8
Other	221.8	217.0
Property, plant and equipment, at cost	10,811.2	10,643.3
Less accumulated depreciation	(5,800.7)	(5,658.2)
Property, plant, and equipment, net	$5,010.5	$4,985.1

Depreciation expense for the three months ended June 30, 2026 and 2025 was $157.0 million and $130.8 million, respectively. During the six months ended June 30, 2026 and 2025, depreciation expense was $363.1 million and $258.9 million, respectively. During the six months ended June 30, 2026, we recognized $56.1 million of incremental depreciation expense related to the announced discontinuation of the No. 2 paper machine and kraft pulping facilities at the Wallula, Washington containerboard mill and closure costs related to corrugated products facilities. During the six months ended June 30, 2025, we recognized $3.6 million of incremental depreciation expense as a result of closure costs related to corrugated products facilities.

During the fourth quarter of 2025, the Company entered into an agreement with a third-party contractor to design, construct, and operate a new woodyard and chip processing facility at the Valdosta, Georgia mill. Pursuant to the agreement and in accordance with the build-to-suit guidance in ASC 842, Leases, the Company recorded $12.5 million as construction in progress within “Property, plant, and equipment, net” and a corresponding financing obligation within “Other long-term liabilities” on the Consolidated Balance Sheet as of June 30, 2026. See Note 19, Commitments, Guarantees, Indemnifications, and Legal Proceedings, for additional information.

At June 30, 2026 and December 31, 2025, purchases of property, plant, and equipment included in accounts payable were $100.3 million and $50.4 million, respectively.

10. Goodwill and Intangible Assets

Goodwill

Goodwill represents the excess of the cost of an acquired business over the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed in a business combination. At June 30, 2026 and December 31, 2025, we had $1,416.3 million and $1,372.3 million of goodwill recorded in our Packaging segment, which represents the entire goodwill balance reported on our Consolidated Balance Sheets.

Changes in the carrying amount of our goodwill are as follows (dollars in millions):

Goodwill
Balance at January 1, 2026	$1,372.3
Acquisitions (a)	44.0
Balance at June 30, 2026	$1,416.3

(a)
During the six months ended June 30, 2026, the Company recorded a measurement period adjustment of $29.9 million to goodwill related to the Greif Acquisition. Additionally, the Company recorded $14.1 million of goodwill associated with recent acquisitions completed in the Packaging segment during the first six months of 2026.

Intangible Assets

Intangible assets are primarily comprised of customer relationships and trademarks and trade names. The weighted average remaining useful life, gross carrying amount, and accumulated amortization of our intangible assets were as follows (dollars in millions):

	June 30, 2026			December 31, 2025
	Weighted Average Remaining Useful Life (in Years)	Gross Carrying Amount	Accumulated Amortization	Weighted Average Remaining Useful Life (in Years)	Gross Carrying Amount	Accumulated Amortization
Customer relationships (b)	12.1	$966.0	$438.8	12.4	$966.0	$407.2
Trademarks and trade names (b)	4.4	81.3	42.9	4.8	81.3	37.8
Other	0.4	4.4	4.4	0.9	4.4	4.4
Total intangible assets (excluding goodwill)	11.5	$1,051.7	$486.1	11.8	$1,051.7	$449.4

(b)
In connection with the September 2025 Greif Acquisition, the preliminary valuation of intangible assets is $420.0 million for customer relationships and $40.0 million for trademarks. See Note 4, Acquisitions for additional information.

During the six months ended June 30, 2026 and 2025, amortization expense was $36.7 million and $18.8 million, respectively.

11. Accrued Liabilities

The components of accrued liabilities were as follows (dollars in millions):

	June 30,	December 31,
	2026	2025
Compensation and benefits	$158.7	$163.5
Franchise, property, sales and use taxes	31.6	19.8
Medical insurance and workers’ compensation	31.4	36.1
Customer rebates and other credits	26.1	33.9
Severance, retention, and relocation	5.6	9.4
Environmental liabilities and asset retirement obligations	4.4	2.7
Other	14.0	36.7
Total	$271.8	$302.1

12. Debt

For the six months ended June 30, 2026 and 2025, cash payments for interest were $77.1 million and $46.7 million, respectively.

Included in interest expense, net is the amortization of financing costs, which includes the amortization of debt issuance costs and amortization of bond discounts. For the three months ended June 30, 2026 and 2025, amortization of debt issuance costs was $0.7 million and $0.4 million, respectively, and during the six months ended June 30, 2026 and 2025, amortization of debt issuance costs was $1.4 million and $0.8 million, respectively. For both the three and six month periods ended June 30, 2026 and 2025, the amortization of bond discounts was insignificant.

At June 30, 2026, we had $2,992.8 million of fixed-rate senior notes and $1,000.0 million of variable-rate notes outstanding. The fair value of our fixed-rate debt was estimated to be $2,648.6 million. The difference between the book value and fair value is due to the difference between the period-end market interest rate and the stated rate of our fixed-rate debt. We estimated the fair value of our fixed-rate debt using quoted market prices (Level 2 inputs) within the fair value hierarchy, which is further defined in Note 2, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements in “Part II, Item 8. Financial Statements and Supplementary Data” of our 2025 Annual Report on Form 10-K.

For more information on our long-term debt and interest rates on that debt, see Note 11, Debt, of the Notes to Consolidated Financial Statements in “Part II, Item 8. Financial Statements and Supplementary Data” of our 2025 Annual Report on Form 10-K.

13. Cash, Cash Equivalents, Marketable Debt Securities and Other

The following table shows the Company’s cash, cash equivalents, time deposit investments, and available-for-sale (“AFS”) debt securities by major asset category at June 30, 2026 and December 31, 2025 (in millions):

	June 30, 2026
	Adjusted Cost Basis	Unrealized Gain	Unrealized Loss	Fair Value	Cash and Cash Equivalents	Short-Term Marketable Debt Securities and Other	Long-Term Marketable Debt Securities
Cash and cash equivalents	$438.5	$—	$—	$438.5	$438.5	$—	$—
Time Deposits (a):	50.0	—	—	50.0	—	50.0	—
Level 1 (b):
U.S. Treasury securities	55.6	—	(0.2)	55.4	—	32.0	23.4
Money market funds	0.4	—	—	0.4	0.4	—	—
Subtotal	56.0	—	(0.2)	55.8	0.4	32.0	23.4
Level 2 (c):
Corporate debt securities	99.2	—	(0.1)	99.1	—	52.7	46.4
Commercial paper	13.4	—	—	13.4	3.9	9.5	—
Certificates of deposit	6.8	—	—	6.8	—	6.8	—
U.S. government agency securities	3.2	—	—	3.2	—	—	3.2
Subtotal	122.6	—	(0.1)	122.5	3.9	69.0	49.6
Total	$667.1	$—	$(0.3)	$666.8	$442.8	$151.0	$73.0

	December 31, 2025
	Adjusted Cost Basis	Unrealized Gain	Unrealized Loss	Fair Value	Cash and Cash Equivalents	Short-Term Marketable Debt Securities	Long-Term Marketable Debt Securities
Cash and cash equivalents	$492.3	$—	$—	$492.3	$492.3	$—	$—
Level 1 (b):
Money market funds	36.7	—	—	36.7	36.7	—	—
U.S. Treasury securities	32.7	0.1	—	32.8	—	14.7	18.1
Subtotal	69.4	0.1	—	69.5	36.7	14.7	18.1
Level 2 (c):
Corporate debt securities	100.0	0.4	—	100.4	—	55.6	44.8
U.S. government agency securities	4.1	—	—	4.1	—	—	4.1
Certificates of deposit	1.5	—	—	1.5	—	1.5	—
Subtotal	105.6	0.4	—	106.0	—	57.1	48.9
Total	$667.3	$0.5	$—	$667.8	$529.0	$71.8	$67.0

(a)
We had a single $50.0 million investment in a time deposit as of June 30, 2026. This investment matures within one year and is recorded in “Short-term marketable debt securities and other” on our Consolidated Balance Sheets. We record time deposit investments at amortized cost, which approximates fair value. We did not have any investments in time deposits as of December 31, 2025.
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

For both the three and six months ended June 30, 2026 and 2025, net realized gains and losses on the sales and maturities of certain marketable debt securities were insignificant.

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

As of June 30, 2026 and December 31, 2025, we do not consider any of the impairments related to our marketable debt securities to be the result of credit losses. Therefore, we have not recorded an allowance for credit losses related to our marketable debt securities. All unrealized gains and losses were recorded in other comprehensive income (OCI).

The following tables provide information about the Company’s marketable debt securities that have been in a continuous loss position as of June 30, 2026 and December 31, 2025 (in millions, except number of marketable debt securities in a loss position):

	June 30, 2026
	Fair Value of Marketable Debt Securities in a Loss Position < 12 Months	Number of Marketable Debt Securities in a Loss Position < 12 Months	Unrealized Losses < 12 Months
Corporate debt securities	$58.8	57	$0.2
U.S. Treasury securities	42.6	25	0.2
Commercial paper	9.7	7	—
Certificates of deposit	5.3	3	—
U.S. government agency securities	3.2	4	—
	$119.6	96	$0.4

	December 31, 2025
	Fair Value of Marketable Debt Securities in a Loss Position < 12 Months	Number of Marketable Debt Securities in a Loss Position < 12 Months	Unrealized Losses < 12 Months (d)
Corporate debt securities	$6.2	8	$—
U.S. government agency securities	1.7	2	—
	$7.9	10	$—

(d)
Unrealized losses were insignificant for the debt securities in a continuous loss position less than 12 months for the period ended December 31, 2025.

For both periods ended June 30, 2026 and December 31, 2025, there were no marketable debt securities in a continuous loss position greater than or equal to 12 months.

14. Employee Benefit Plans and Other Postretirement Benefits

The components of net periodic benefit cost for our pension plans were as follows (dollars in millions):

	Pension Plans
	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Service cost	$2.1	$2.6	$4.1	$5.2
Interest cost	13.2	14.3	26.5	28.6
Expected return on plan assets	(15.8)	(15.6)	(31.6)	(31.2)
Net amortization of unrecognized amounts
Prior service cost	1.4	1.4	2.8	2.8
Actuarial loss	—	—	—	—
Net periodic benefit cost	$0.9	$2.7	$1.8	$5.4

PCA makes pension plan contributions that are sufficient to fund its actuarially determined costs, generally equal to the minimum amounts required by the Employee Retirement Income Security Act (ERISA). From time to time, PCA may make additional discretionary contributions based on the funded status of the plans, tax deductibility, income from operations, and other factors. During both the three and six months ended June 30, 2026 and 2025, payments to our nonqualified pension plans were insignificant. During both the three and six months ended June 30, 2026 and 2025, we did not make any contributions to our qualified pension plans. We do not have a required minimum contribution amount established for 2026.

For both the three and six months ended June 30, 2026 and 2025, the net periodic benefit cost for our postretirement plans was insignificant.

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

As of June 30, 2026, assuming performance units are paid out at the target level of performance, 2.2 million shares were available for future grants under the current plan. Forfeitures are added back to the pool of shares of common stock available to be granted at a future date.

The following table presents restricted stock, restricted stock unit and performance unit award activity for the six months ended June 30, 2026:

	Restricted Stock		Restricted Stock Units		Performance Units
	Shares	Weighted Average Grant- Date Fair Value	Shares	Weighted Average Grant- Date Fair Value	Shares	Weighted Average Grant- Date Fair Value
Outstanding at January 1, 2026	600,796	$166.88	—	$—	348,876	$171.68
Granted	108,296	230.44	42,573	230.92	140,149	228.73
Vested (a)	(165,385)	150.45	—	—	(167,909)	169.82
Forfeitures	(2,530)	202.38	—	—	—	—
Outstanding at June 30, 2026	541,177	$184.45	42,573	$230.92	321,116	$197.55
(a)
Upon payout of the performance unit awards that vested during the period, PCA issued 181,375 shares, which included 13,466 shares for dividends accrued during the performance period.

Compensation Expense

Our share-based compensation expense is primarily recorded in “Selling, general, and administrative expenses.” Compensation expense for share-based awards recognized in the Consolidated Statements of Income, net of forfeitures, was as follows (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Restricted stock	$6.7	$6.1	$14.0	$20.0
Restricted stock units	2.4	—	3.2	—
Performance units	7.9	4.2	15.1	8.1
Total share-based compensation expense	17.0	10.3	32.3	28.1
Income tax benefit	(4.2)	(2.6)	(8.0)	(7.0)
Share-based compensation expense, net of tax benefit	$12.8	$7.7	$24.3	$21.1

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

The unrecognized compensation expense for all share-based awards at June 30, 2026 was as follows (dollars in millions):

	June 30, 2026
	Unrecognized Compensation Expense	Remaining Weighted Average Recognition Period (in years)
Restricted stock	$42.8	2.7
Restricted stock units	6.6	0.7
Performance units	31.0	2.4
Total unrecognized share-based compensation expense	$80.4	2.4

16. Stockholders' Equity

Dividends

During the six months ended June 30, 2026, we paid $223.2 million of dividends to shareholders. During the second quarter of 2026, PCA announced an increase of its quarterly cash dividend on its common stock from an annual rate of $5.00 per share to $6.00 per share. PCA’s Board of Directors declared the first regular quarterly cash dividend of $1.50 per share of common stock on May 12, 2026, which was paid on July 15, 2026 to shareholders of record as of June 15, 2026. The dividend payment was $133.6 million.

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

The Company did not repurchase any shares of its common stock under this authority during the three months ended June 30, 2026. During the six months ended June 30, 2026, the Company paid $58.8 million, including fees, to repurchase 0.3 million shares of common stock. All shares repurchased have been retired. At June 30, 2026, $224.3 million of the authorized amount remained available for repurchase of the Company’s common stock.

Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) (AOCI) by component were as follows (dollars in millions). Amounts in parentheses indicate losses:

	Unrealized Loss On Foreign Exchange Contracts	Unrealized Gain (Loss) on Marketable Debt Securities	Unfunded Employee Benefit Obligations	Total
Balance at January 1, 2026	$(0.1)	$0.3	$(41.8)	$(41.6)
Other comprehensive loss before reclassifications, net of tax	—	(0.5)	—	(0.5)
Amounts reclassified from AOCI, net of tax	—	—	1.9	1.9
Balance at June 30, 2026	$(0.1)	$(0.2)	$(39.9)	$(40.2)

Reclassifications out of AOCI were as follows (dollars in millions). Amounts in parentheses indicate expenses in the Consolidated Statements of Income:

	Amounts Reclassified from AOCI
	Three Months Ended June 30,		Six Months Ended June 30,
Details about AOCI Components	2026	2025	2026	2025
Unfunded employee benefit obligations (a)
Amortization of prior service costs	$(1.2)	$(1.3)	$(2.5)	$(2.7)	See (a) below
Amortization of actuarial gains / (losses)	—	0.1	—	0.2	See (a) below
	(1.2)	(1.2)	(2.5)	(2.5)	Total before tax
	0.3	0.3	0.6	0.6	Tax benefit
	$(0.9)	$(0.9)	$(1.9)	$(1.9)	Net of tax

(a)
These AOCI components are included in the computation of net pension and postretirement benefit costs. See Note 14, Employee Benefit Plans and Other Postretirement Benefits, for additional information.

17. Transactions With Related Parties

Louisiana Timber Procurement Company, L.L.C. (“LTP”) is a variable-interest entity that is 50% owned by PCA and 50% owned by Boise Cascade Company (“Boise Cascade”). LTP procures sawtimber, pulpwood, residual chips, and other residual wood fiber to meet the wood and fiber requirements of PCA and Boise Cascade in Louisiana. PCA is the primary beneficiary of LTP and has the power to direct the activities that most significantly affect the economic performance of LTP. Therefore, we consolidate 100% of LTP in our financial statements in our Corporate and Other segment. The carrying amounts of LTP's assets and liabilities (which relate primarily to non-inventory working capital items) on our Consolidated Balance Sheets were $5.3 million at June 30, 2026 and $1.6 million at December 31, 2025. During the three months ended June 30, 2026 and 2025, we recorded $21.4 million and $17.9 million, respectively, and during the six months ended June 30, 2026 and 2025, we recorded $39.4 million and $32.8 million, respectively, of LTP sales to Boise Cascade in “Net Sales” in the Consolidated Statements of Income and approximately the same amount of expenses in “Cost of Sales”.

During the three months ended June 30, 2026 and 2025, fiber purchases from related parties were $2.8 million and $2.4 million, respectively, and during the six months ended June 30, 2026 and 2025, fiber purchases from related parties were $5.1 million and $4.0 million, respectively. Most of these purchases related to chip and log purchases by LTP from Boise Cascade's wood products business. These purchases are recorded in “Cost of Sales” in the Consolidated Statements of Income.

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

Analysis of Operations by Reportable Segments

An analysis of operations by reportable segments is as follows (dollars in millions):

Three Months Ended June 30, 2026	Packaging	Paper	Corporate and Other		Total
Trade sales	$2,309.3	$157.3	$23.3		$2,489.9
Intersegment sales	2.0	—	39.6		41.6
	2,311.3	157.3	62.9		2,531.5
Elimination of intersegment sales					(41.6)
Net sales					2,489.9

Less (a):
Variable costs (b)	(1,110.6)	(83.2)	—		—
Fixed costs (c)	(522.7)	(21.0)	—		—
Freight	(268.7)	(18.9)	—		—
Other segment items (d)	(96.1)	0.1	(119.2)		—
Income (loss) from operations	313.2	34.3	(56.3)	(e)	291.2

Non-operating pension income					1.1
Interest expense, net					(33.3)
Income before taxes					$259.0

Other segment disclosures:
Segment sales to external customers	$2,309.3	$157.3	$23.3	(f)	$2,489.9
Depreciation, amortization, and depletion	166.3	4.8	5.2		176.3
Capital expenditures (g)	198.7	3.2	4.0		205.9
Assets	9,676.6	399.8	939.1		11,015.5

Three Months Ended June 30, 2025	Packaging	Paper	Corporate and Other		Total
Trade sales	$2,005.9	$145.8	$19.6		$2,171.3
Intersegment sales	—	—	38.8		38.8
	2,005.9	145.8	58.4		2,210.1
Elimination of intersegment sales					(38.8)
Net sales					2,171.3

Less (a):
Variable costs (b)	(960.1)	(82.8)	—		—
Fixed costs (c)	(445.2)	(21.8)	—		—
Freight	(198.4)	(15.2)	—		—
Other segment items (d)	(55.9)	(0.2)	(96.8)		—
Income (loss) from operations	346.3	25.8	(38.4)	(e)	333.7

Non-operating pension expense					—
Interest expense, net					(13.1)
Income before taxes					$320.6

Other segment disclosures:
Segment sales to external customers	$2,005.9	$145.8	$19.6	(f)	$2,171.3
Depreciation, amortization, and depletion	131.8	4.5	4.4		140.7
Capital expenditures (g)	165.0	1.0	3.7		169.7
Assets	7,418.6	405.3	1,217.3		9,041.2

Six Months Ended June 30, 2026	Packaging	Paper	Corporate and Other		Total
Trade sales	$4,497.0	$317.2	$43.4		$4,857.6
Intersegment sales	2.8	—	77.5		80.3
	4,499.8	317.2	120.9		4,937.9
Elimination of intersegment sales					(80.3)
Net sales					4,857.6

Less (a):
Variable costs (b)	(2,139.0)	(171.9)	—		—
Fixed costs (c)	(1,093.9)	(40.0)	—		—
Freight	(508.6)	(37.7)	—		—
Other segment items (d)	(184.8)	(0.4)	(219.1)		—
Income (loss) from operations	573.5	67.2	(98.2)	(e)	542.5

Non-operating pension income					2.2
Interest expense, net					(66.0)
Income before taxes					$478.7

Other segment disclosures:
Segment sales to external customers	$4,497.0	$317.2	$43.4	(f)	$4,857.6
Depreciation, amortization, and depletion	382.2	9.6	9.7		401.5
Capital expenditures (g)	361.4	4.8	4.4		370.6
Assets	9,676.6	399.8	939.1		11,015.5

Six Months Ended June 30, 2025	Packaging	Paper	Corporate and Other		Total
Trade sales	$3,976.3	$300.0	$36.0		$4,312.3
Intersegment sales	—	—	78.8		78.8
	3,976.3	300.0	114.8		4,391.1
Elimination of intersegment sales					(78.8)
Net sales					4,312.3

Less (a):
Variable costs (b)	(1,921.2)	(165.7)	—		—
Fixed costs (c)	(892.7)	(40.6)	—		—
Freight	(395.1)	(32.0)	—		—
Other segment items (d)	(142.9)	(0.3)	(186.6)		—
Income (loss) from operations	624.4	61.4	(71.8)	(e)	614.0

Non-operating pension expense					—
Interest expense, net					(26.0)
Income before taxes					$588.0

Other segment disclosures:
Segment sales to external customers	$3,976.3	$300.0	$36.0	(f)	$4,312.3
Depreciation, amortization, and depletion	260.1	9.1	9.4		278.6
Capital expenditures (g)	296.1	1.8	19.9		317.8
Assets	7,418.6	405.3	1,217.3		9,041.2

(a)
The significant expense categories align with the segment-level information that is regularly provided to the CODM.
(b)
For the Packaging segment, primarily includes expense items for liner consumption, purchased sheets usage, medium consumption, hourly-employee related expenses and benefits, and raw materials. For the Paper segment, primarily includes expense items for chemicals, raw materials, finishing materials, hourly-employee related expenses, and repair service and materials.
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

In connection with the agreement described above, the Company provided a guarantee of certain construction-phase financing obligations of the third-party contractor. The guarantee relates to a delayed-draw term loan facility used to finance construction of the facility and, if triggered, would require us to satisfy the contractor’s obligations under the financing agreement, subject to its terms. As of June 30, 2026 and December 31, 2025, we had a $6.5 million guarantee liability recorded in accordance with ASC 460, Guarantees, in “Other long-term liabilities” with an offsetting amount recorded in “Other long-term assets” on the Consolidated Balance Sheet. The recorded liability represents the fair value of the guarantee obligation at inception and does not reflect any assessment that a payment under the guarantee is probable. In addition, under the build-to-suit guidance in ASC 842, Leases, the Company recorded $12.5 million as construction in progress within “Property, plant, and equipment, net” and a corresponding financing obligation within “Other long-term liabilities” on the Consolidated Balance Sheet as of June 30, 2026.

We evaluate our guarantees and indemnifications on an ongoing basis and accrue additional amounts when a loss is both probable and reasonably estimable. At June 30, 2026, other than the recorded liabilities described above, we were not aware of any material liabilities arising from any guarantees, indemnifications, or other assurances we have provided.

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

Overview

PCA is the third largest producer of containerboard products and a leading producer of UFS paper in North America. We operate ten mills and 90 corrugated products manufacturing plants. Our containerboard mills produce linerboard and corrugating medium, which are papers primarily used in the production of corrugated products. Our corrugated products manufacturing plants produce a wide variety of corrugated packaging products, including conventional shipping containers used to protect and transport manufactured goods, multi-color boxes and displays with strong visual appeal that help to merchandise the packaged product in retail locations, and honeycomb protective packaging. In addition, we are a large producer of packaging for meat, fresh fruit and vegetables, processed food, beverages, and other industrial and consumer products. We also manufacture and sell UFS papers, including both commodity and specialty papers, which may have custom or specialized features such as colors, coatings, high brightness, and recycled content. We are headquartered in Lake Forest, Illinois and operate in the United States.

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

Executive Summary

Second quarter net sales were $2.49 billion in 2026 and $2.17 billion in 2025. We reported $192 million of net income, or $2.15 per diluted share, during the second quarter of 2026, compared to $242 million, or $2.67 per diluted share, during the same period in 2025. Net income included $18 million of expense for special items in the second quarter of 2026, primarily related to facility closure costs, Wallula mill restructuring activities, and acquisition and integration-related costs, compared to $17 million of income for special items in 2025. Please see “Non-GAAP Financial Measures” elsewhere in this Item 2 for a description of special items. Excluding special items, net income was $210 million, or $2.35 per diluted share, during the second quarter of 2026, compared to $224 million, or $2.48 per diluted share, in the second quarter of 2025.1 The decrease was driven by lower earnings in the legacy business of ($0.27) per share, partially offset by $0.14 per share of earnings from the acquired Greif containerboard business. The decrease in the earnings of the legacy PCA business was driven primarily by higher freight costs, higher corporate and other expenses due to higher deferred compensation benefit costs and stock compensation expenses, unfavorable price and mix in the Packaging segment, higher labor and operating costs, higher depreciation and amortization expense, higher fiber costs, higher tax rate, and higher interest expense, excluding Greif acquisition indebtedness. These items were partially offset by higher production and sales volume in the Packaging segment, lower maintenance outage expense, and higher production and sales volume and prices and mix in the Paper segment. For additional detail on special items included in reported GAAP results and other non-GAAP measures, see “Item 2. Non-GAAP Financial Measures.”

Packaging segment operating income was $313 million in the second quarter of 2026, compared to $346 million in the second quarter of 2025. Packaging segment EBITDA excluding special items was $489 million in the second quarter of 2026 compared to $453 million in the second quarter of 2025.1 The increase in EBITDA excluding special items was driven by contribution from the acquired business and higher sales and production volume in the legacy business, partially offset by higher freight and logistics expenses, lower price and mix, higher fixed and other expenses, higher maintenance outage expense, and higher operating and converting costs. Prices and mix began to improve in the second quarter and are expected to further improve in the third and fourth quarters due to two containerboard and corrugated products price increases that we notified to customers during the first half of the year and the increase in reported containerboard prices described below under “Industry and Business Conditions.” PCA’s agreements with corrugated products customers generally include price change provisions based upon the change in reported containerboard prices at negotiated amounts and times. PCA expects to realize the majority of the price and mix improvement from the first price increase during the third quarter and expects that the price and mix improvement from the second price increase will be divided between the third and fourth quarters. Freight rates increased significantly during the second quarter primarily as a result of higher diesel fuel prices and recycled fiber prices have increased throughout the first half of the year.

Corrugated product shipments were up 24.3% per day and in total compared to the second quarter of 2025. Shipments from the legacy PCA business were up 4.1% per day and in total compared to the second quarter of 2025. Containerboard production in the second quarter of 2026 was approximately 1,415,000 tons, and containerboard inventory was down (5.3%) compared to the first quarter, and up 9.9% compared to the second quarter of 2025, primarily due to the acquisition.

Paper segment operating income was $34 million in the second quarter of 2026, compared to $26 million in the second quarter of 2025. Paper segment EBITDA excluding special items was $39 million in the second quarter of 2026, compared to $30 million in the second quarter of 2025.1 The increase in EBITDA excluding special items was primarily due to lower maintenance outage expense in 2026 due to the timing of annual maintenance outages, higher sales and production volume, and higher prices and mix, partially offset by higher freight and operating costs, with freight rates rising significantly during the quarter.

Packaging segment operating income was $574 million in the first six months of 2026, compared to $624 million in the same period in 2025. Packaging segment EBITDA excluding special items was $970 million in the first six months of 2026 compared to $862 million in the first six months of 2025.1 The increase in EBITDA excluding special items was driven by contribution from the acquired business and higher sales and production volume in the legacy business, lower fiber costs, higher prices and mix, and lower maintenance outage expense, partially offset by higher freight and logistics expense, higher fixed and other costs, and higher operating and converting costs with the addition of the acquired business.

Paper segment operating income was $67 million in the first six months of 2026, compared to $61 million in the first six months of 2025. Paper segment EBITDA excluding special items was $77 million in the first six months of 2026, compared to $71 million in the first six months of 2025.1 The increase in EBITDA excluding special items was due to lower maintenance outage expense, higher sales and production volume, and higher prices and mix, partially offset by higher operating costs and higher freight and logistics expense.

Industry and Business Conditions

Trade publications reported North American industry-wide corrugated products shipments were up 0.9% in total and per workday during the second quarter of 2026 compared to the same quarter of 2025. Reported industry containerboard production decreased (2.3%) compared to the second quarter of 2025. Reported industry containerboard inventories at the end of the second quarter of 2026 were approximately 2.40 million tons, down (12.5%) compared to the same period in 2025. Reported containerboard export shipments were down (27.3%) compared to the second quarter of 2025. Reported containerboard prices increased a net $20 per ton for linerboard and for corrugating medium during the first quarter of 2026, an additional $30 per ton in April 2026 and an additional $50 per ton in June 2026.

The market for communication papers competes heavily with electronic data transmission and document storage alternatives. Increasing shifts to these alternatives have reduced usage of traditional print media and communication papers. Trade publications reported North American UFS paper shipments were down (9.1%) in the first six months of 2026, compared to the same period of 2025. Average prices reported by a trade publication for cut size office papers were higher by $87 per ton, or 5.8%, in the second quarter of 2026, compared to the first quarter of 2026, and higher by $107 per ton, or 7.2%, compared to the second quarter of 2025. Reported index prices increased $60 per ton in March 2026, $40 per ton in April 2026 and $20 per ton in June 2026 for cut size office papers and for offset printing papers.

1 Net income excluding special items, earnings per diluted share excluding special items, and segment EBITDA excluding special items are non-GAAP financial measures. See “Non-GAAP Financial Measures” later in this Item 2.

Outlook

We expect continued strong demand in the Packaging segment and corrugated products volume to increase with one more shipping day in the third quarter of 2026 compared to the second quarter. We expect continued Packaging segment price and mix improvement in the third quarter as we complete the implementation of the first price increase and begin to implement the second price increase to corrugated products customers. Packaging mill production will be higher with one more operating day and lower impact to production from maintenance outages with fewer mills having annual outages as well as expected improved operating performance in our containerboard mill system. Mill maintenance outage expenses will be lower in total and in the Packaging segment and higher in the Paper segment with our single Paper segment mill having its maintenance outage in the third quarter. We expect lower volume and higher prices in the Paper segment as a result of the maintenance outage and the continued implementation of our previously announced paper price increases. We expect costs for freight to remain at or around the elevated levels we experienced later in the second quarter and higher on average for the third quarter. We expect prices for recycled fiber to continue to increase and higher mill production will drive increased usage and higher costs. Costs for chemicals and purchased electricity will be higher and will remain relatively flat for wood fiber and natural gas. We expect improvement in benefits costs due to second quarter unfavorability that is not expected to repeat in the third quarter. Considering these items, we expect third quarter earnings to be higher than the second quarter of 2026, excluding special items.

Results of Operations

Three Months Ended June 30, 2026, compared to Three Months Ended June 30, 2025

The historical results of operations of PCA for the three months ended June 30, 2026 and 2025 are set forth below (dollars in millions):

	Three Months Ended
	June 30,
	2026	2025	Change
Packaging	$2,311.3	$2,005.9	$305.4
Paper	157.3	145.8	11.5
Corporate and Other	62.9	58.4	4.5
Intersegment eliminations	(41.6)	(38.8)	(2.8)
Net sales	$2,489.9	$2,171.3	$318.6

Packaging	$313.2	$346.3	$(33.1)
Paper	34.3	25.8	8.5
Corporate and Other	(56.3)	(38.4)	(17.9)
Income from operations	$291.2	$333.7	$(42.5)
Non-operating pension income	1.1	—	1.1
Interest expense, net	(33.3)	(13.1)	(20.2)
Income before taxes	259.0	320.6	(61.6)
Income tax provision	(66.9)	(79.1)	12.2
Net income	$192.1	$241.5	$(49.4)
Non-GAAP Measures (a)
Net income excluding special items	$210.1	$224.2	$(14.1)
Consolidated EBITDA	467.5	474.4	(6.9)
Consolidated EBITDA excluding special items	485.7	450.8	34.9
Packaging EBITDA	479.5	478.1	1.4
Packaging EBITDA excluding special items	488.6	452.9	35.7
Paper EBITDA	39.1	30.3	8.8
Paper EBITDA excluding special items	39.1	30.3	8.8

(a)
See “Non-GAAP Financial Measures” included in this Item 2 for a reconciliation of non-GAAP measures to the most comparable GAAP measure.

Net Sales

Net sales increased $319 million, or 14.7%, to $2,490 million during the three months ended June 30, 2026, compared to $2,171 million during the same period in 2025.

Packaging. Net sales increased $305 million, or 15.2%, to $2,311 million, compared to $2,006 million in the second quarter of 2025 due to higher volume related to the acquired business ($258 million) and higher legacy volume ($58 million), partially offset by lower containerboard and corrugated products prices and mix ($11 million). In the second quarter of 2026, export and domestic containerboard outside shipments decreased (19.0%) compared to the second quarter of 2025, with more containerboard being integrated into PCA’s corrugated products system. Our total corrugated products shipments were up 24.3% per day and in total, compared to the same period in 2025. Shipments from the legacy PCA business were up 4.1% per day and in total. In the second quarter of 2026, our domestic containerboard prices were 3.2% higher, while export prices were 1.8% higher compared to the same period in 2025.

Paper. Net sales increased $11 million, or 7.9%, to $157 million, compared to $146 million in the second quarter of 2025, due to higher volumes ($9 million) and higher prices and mix ($2 million).

Gross Profit

Gross profit increased $30 million during the three months ended June 30, 2026, compared to the same period in 2025. The increase was driven primarily by higher volumes in the Packaging and Paper segments, lower maintenance outage expense, and higher prices and mix in the Paper segment, partially offset by higher freight expense, lower prices and mix in the Packaging segment, higher operating costs, and higher fixed and other costs. In the three months ended June 30, 2026, gross profit included $5 million of special items expense related to corrugated products facility closures, compared to $1 million in the three months ended June 30, 2025 related to corrugated products facility closures.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses (“SG&A”) increased $26 million during the three months ended June 30, 2026, compared to the same period in 2025. The increase was primarily due to higher employee-related expenses, higher depreciation related to the acquired business, and higher information technology and outside service expenses.

Other Income (Expense), Net

Other income (expense), net, for the three months ended June 30, 2026 and 2025 are set forth below (dollars in millions):

	Three Months Ended
	June 30,
	2026	2025
Asset disposals and write-offs	$(11.0)	$(10.5)
Facilities closure and other (costs) income	(8.8)	25.3
Acquisition and integration-related costs	(3.3)	(1.6)
Wallula mill restructuring	(6.3)	—
Other	(12.6)	(9.3)
Total	$(42.0)	$3.9

We discuss these items in more detail in Note 6, Other Income (Expense), Net, of the Condensed Notes to Unaudited Quarterly Consolidated Financial Statements in “Part I, Item 1. Financial Statements” of this Form 10-Q.

Income from Operations

Income from operations decreased $43 million, or (12.7%), during the three months ended June 30, 2026 compared to the same period in 2025. The second quarter of 2026 included $24 million of special items expense related to corrugated facility closures, Wallula mill restructuring, and recent acquisitions, compared to $23 million of special items income related to gains on sales of corrugated products facilities, partially offset by corrugated products facility closure costs and costs related to the Greif acquisition in the second quarter of 2025.

Packaging. Packaging segment operating income decreased $33 million to $313 million, compared to $346 million during the three months ended June 30, 2025. The decrease related primarily to $15 million of special items expense related to the Wallula mill restructuring and corrugated facility closures, compared to $25 million of special items income primarily related to gains on sales of corrugated products facilities, partially offset by corrugated products facility closure costs in the second quarter of 2025. Excluding special items, operating income increased $6 million compared to the same period last year. The increase was driven primarily by the impact of newly acquired Greif operations ($36 million) and higher sales and production volume ($31 million), partially offset by higher freight expenses ($28 million), lower containerboard and corrugated products prices and mix ($14 million), higher fixed and other expenses ($8 million), higher maintenance outage expenses ($5 million), higher depreciation expense ($2 million), higher fiber costs ($2 million), and higher labor and operating costs ($1 million).

Paper. Paper segment operating income increased $8 million to $34 million, compared to $26 million during the three months ended June 30, 2025. The increase primarily related to lower maintenance outage expenses ($9 million), higher sales and production volume ($3 million), and higher prices and mix ($2 million), partially offset by higher freight expenses ($3 million), and higher operating costs ($2 million). There were no significant special items in the second quarter of 2026 or 2025.

Non-Operating Pension Income, Interest Expense, Net and Income Taxes

Non-operating pension income increased $1 million during the three months ended June 30, 2026, compared to the same period in 2025. The increase in non-operating pension income was related to favorable 2025 asset performance and favorable assumption changes.

Interest expense, net for the three months ended June 30, 2026 increased $20 million when compared to the same period in 2025. The increase in interest expense, net was primarily due to higher interest expense in 2026 as a result of the Company’s financing for the Greif Acquisition and lower interest income as a result of lower interest rates on lower cash balances.

During the three months ended June 30, 2026, we recorded $67 million of income tax expense, compared to $79 million of expense during the three months ended June 30, 2025. The effective tax rate for the three months ended June 30, 2026 and 2025 was 25.8% and 24.7%, respectively. The increase in our effective tax rate for the three months ended June 30, 2026 compared to the same period in 2025 was primarily due to lower excess tax benefits associated with employee restricted stock and performance unit vests and higher non-deductible employee remuneration paid to covered employees partially offset by favorable state law changes.

Six Months Ended June 30, 2026, compared to Six Months Ended June 30, 2025

The historical results of operations of PCA for the six months ended June 30, 2026 and 2025 are set forth below (dollars in millions):

	Six Months Ended
	June 30,
	2026	2025	Change
Packaging	$4,499.8	$3,976.3	$523.5
Paper	317.2	300.0	17.2
Corporate and Other	120.9	114.8	6.1
Intersegment eliminations	(80.3)	(78.8)	(1.5)
Net sales	$4,857.6	$4,312.3	$545.3

Packaging	$573.5	$624.4	$(50.9)
Paper	67.2	61.4	5.8
Corporate and Other	(98.2)	(71.8)	(26.4)
Income from operations	$542.5	$614.0	$(71.5)
Non-operating pension income	2.2	—	2.2
Interest expense, net	(66.0)	(26.0)	(40.0)
Income before taxes	478.7	588.0	(109.3)
Income tax provision	(115.7)	(142.7)	27.0
Net income	$363.0	$445.3	$(82.3)
Non-GAAP Measures (a)
Net income excluding special items	$425.3	$432.4	$(7.1)
Consolidated EBITDA	944.0	892.6	51.4
Consolidated EBITDA excluding special items	971.2	871.8	99.4
Packaging EBITDA	955.7	884.5	71.2
Packaging EBITDA excluding special items	970.4	862.1	108.3
Paper EBITDA	76.8	70.5	6.3
Paper EBITDA excluding special items	76.8	70.5	6.3

(a)
See “Non-GAAP Financial Measures” included in this Item 2 for a reconciliation of non-GAAP measures to the most comparable GAAP measure.

Net Sales

Net sales increased $546 million, or 12.7%, to $4,858 million during the six months ended June 30, 2026, compared to $4,312 million during the same period in 2025.

Packaging. Net sales increased $524 million, or 13.2%, to $4,500 million, compared to $3,976 million in the six months ended June 30, 2025, due to higher volume related to the acquired business ($483 million), higher legacy volumes ($34 million), and higher containerboard and corrugated products prices and mix ($7 million). In the first six months of 2026, export and domestic containerboard outside shipments decreased (17.3%) compared to the first six months of 2025, with more containerboard being integrated into PCA’s corrugated products system. Our total corrugated products shipments were up 23.1% per day and 22.1% in total, compared to the same period in 2025. Shipments from the legacy PCA business were up 3.5% per day and up 2.7% in total. In the first six months of 2026, our domestic containerboard prices were 3.0% higher, while export prices were 0.5% higher compared to the same period in 2025.

Paper. Net sales during the six months ended June 30, 2026 increased $17 million, or 5.7%, to $317 million, compared to $300 million in the six months ended June 30, 2025, due to higher volume ($13 million) and higher prices and mix ($4 million).

Gross Profit

Gross profit increased $28 million during the six months ended June 30, 2026, compared to the same period in 2025. The increase was driven primarily by higher volumes and higher prices and mix in the Packaging and Paper segments, lower maintenance outage expense and lower fiber costs, partially offset by higher freight expense, higher operating costs, and higher fixed and other costs. In the six months ended June 30, 2026, gross profit included $56 million of special items expense related to Wallula mill restructuring and corrugated products facility closures. In the six months ended June 30, 2025, gross profit included $4 million of special items expense related to corrugated products facility closures.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses (“SG&A”) increased $45 million during the six months ended June 30, 2026, compared to the same period in 2025. The increase was primarily due to higher depreciation related to the acquired business and higher employee-related expenses.

Other Income (Expense), Net

Other income (expense), net, for the six months ended June 30, 2026 and 2025 are set forth below (dollars in millions):

	Six Months Ended
	June 30,
	2026	2025
Asset disposals and write-offs	$(17.0)	$(18.8)
Facilities closure and other (costs) income	(11.7)	23.0
Acquisition and integration-related costs	(6.7)	(1.6)
Wallula mill restructuring	(9.0)	—
Other	(18.8)	(11.8)
Total	$(63.2)	$(9.2)

We discuss these items in more detail in Note 6, Other Income (Expense), Net, of the Condensed Notes to Unaudited Quarterly Consolidated Financial Statements in “Part I, Item 1. Financial Statements” of this Form 10-Q.

Income from Operations

Income from operations decreased $72 million, or (11.6%), during the six months ended June 30, 2026 compared to the same period in 2025. The first six months of 2026 included $83 million of special items expense related to Wallula mill restructuring, corrugated products facility closures, and recent acquisitions, compared to $17 million of special items income primarily related to gains on sales of corrugated products facilities, partially offset by corrugated products facility closure costs and costs related to the Greif acquisition in the same period in 2025.

Packaging. Packaging segment operating income decreased $51 million to $574 million during the six months ended June 30, 2026, compared to the same period in 2025. The decrease related primarily to $71 million of special items expense related to the Wallula mill restructuring and corrugated products facility closures, compared to $19 million of special items income primarily related to gains on sales of corrugated products facilities, partially offset by corrugated products facility closure costs in the same period in 2025. Excluding special items, operating income increased $39 million compared to the same period last year. The increase was driven primarily by the impact of newly acquired Greif operations ($48 million), higher containerboard and corrugated products prices and mix ($18 million), lower fiber costs ($11 million), lower labor and operating costs ($8 million), higher sales and production volume ($7 million), and lower maintenance outage expenses ($5 million), partially offset by higher freight expenses ($42 million), higher depreciation expense ($8 million) and higher fixed and other expenses ($7 million).

Paper. Paper segment operating income increased $6 million to $67 million during the six months ended June 30, 2026, compared to the same period in 2025. The increase primarily related to lower maintenance outage expenses ($9 million), higher prices and mix ($4 million) and higher sales and production volume ($4 million), partially offset by higher operating costs ($6 million) and higher freight expenses ($4 million). There were no significant special items in the first six months of 2026 or 2025.

Non-Operating Pension Income, Interest Expense, and Income Taxes

Non-operating pension income increased $2 million during the six months ended June 30, 2026, compared to the same period in 2025. The increase in non-operating pension income was related to favorable 2025 asset performance and favorable assumption changes.

Interest expense, net for the six months ended June 30, 2026 increased $40 million when compared to the same period in 2025. The increase in interest expense, net was primarily due to higher interest expense in 2026 as a result of the Company’s financing for the Greif Acquisition and lower interest income as a result of lower interest rates on lower cash balances.

During the six months ended June 30, 2026, we recorded $116 million of income tax expense, compared to $143 million of expense during the six months ended June 30, 2025. The effective tax rate for the six months ended June 30, 2026 and 2025 was 24.2% and 24.3%, respectively. The decrease in our effective tax rate for the six months ended June 30, 2026 compared to the same period in 2025 was primarily due to higher excess tax benefits associated with employee restricted stock and performance unit vests and favorable state law changes partially offset by higher non-deductible employee remuneration paid to covered employees.

Liquidity and Capital Resources

Sources and Uses of Cash

Our primary sources of liquidity are net cash provided by operating activities and available borrowing capacity under our revolving credit facility. At June 30, 2026, we had $443 million of cash and cash equivalents, $224 million of marketable debt securities and other, and $573 million of unused borrowing capacity under the revolving credit facility, net of letters of credit.

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

Below is a summary table of our cash flows, followed by a discussion of our sources and uses of cash through operating activities, investing activities, and financing activities (dollars in millions):

	Six Months Ended
	June 30,
	2026	2025	Change
Net cash provided by (used for):
Operating activities	$705.3	$638.7	$66.6
Investing activities	(477.5)	(287.0)	(190.5)
Financing activities	(314.0)	(248.8)	(65.2)
Net (decrease) increase in cash and cash equivalents	$(86.2)	$102.9	$(189.1)

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

During the six months ended June 30, 2026, net cash provided by operating activities was $705 million, compared to $639 million in the same period in 2025, an increase of $66 million. Cash from operations excluding changes in cash used for operating assets and liabilities increased $96 million due to higher net income adjusted for depreciation, depletion and amortization of intangibles and losses on asset disposals in 2026, and higher deferred income tax liabilities in 2026. Cash from operations decreased by $30 million when comparing the first six months of 2026 to the same period in 2025 due to changes in operating assets and liabilities primarily due to the following:

a)
a net unfavorable change in accounts receivable due to a larger increase in accounts receivable levels during the first six months of 2026 compared to the same period in 2025 primarily due to higher sales volumes in 2026 when compared to 2025, and an increase in days sales outstanding arising out of the ordinary course of business; and
b)
a net unfavorable change in prepaid expenses and other current assets during the first six months of 2026 compared to the same period in 2025 primarily related to the reduction of receivables against insurance carriers during 2025 related to the settlement of litigation.

These unfavorable changes were partially offset by the following:

c)
a net favorable change in accrued liabilities during the first six months of 2026 compared to the same period in 2025 primarily due to the settlement of litigation and a decrease in accrued liabilities related to Wallula mill restructuring activities during the first six months of 2026; and
d)
a net favorable change in accounts payable primarily related to an increase in accounts payables levels during the first six months of 2026 compared to the same period in 2025, partially offset by an unfavorable change related to the timing of payments.

Investing Activities

We used $478 million for investing activities during the six months ended June 30, 2026 compared to $287 million during the same period in 2025. We spent $371 million for internal capital investments during the six months ended June 30, 2026, compared to $318 million during the same period in 2025. We completed acquisitions in the Packaging segment during the first six months ended June 30, 2026 for $21 million, including working capital adjustments. In March 2026, we used $50 million of cash on hand to invest in a time deposit.

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

Financing Activities

During the six months ended June 30, 2026, net cash used for financing activities was $314 million, compared to $249 million during the same period in 2025. We paid $223 million of dividends during the first six months of 2026, compared to $225 million of dividends paid during the comparable period in 2025. In addition, we withheld shares to cover $30 million of employee restricted stock taxes during the first six months of 2026 compared to $23 million of employee restricted stock taxes withheld during the same period in 2025. We repurchased and retired 0.3 million shares of the Company’s common stock for $59 million during the first six months of 2026. We did not have any repurchases and retirements of the Company’s common stock during the same period in 2025.

In addition to the items discussed in Note 12, Debt, of the Condensed Notes to Unaudited Quarterly Consolidated Financial Statements in “Part I, Item 1. Financial Statements” of this Form 10-Q, see Note 11, Debt, of the Notes to Consolidated Financial Statements in “Part II, Item 8. Financial Statements and Supplementary Data” of our 2025 Annual Report on Form 10-K for more information.

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

The following table reconciles earnings per diluted share to earnings per diluted share excluding special items for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Earnings per diluted share, as reported in accordance with GAAP	$2.15	$2.67	$4.05	$4.93
Special items:
Facilities closure and other costs (income) (a)	0.12	(0.20)	0.14	(0.15)
Acquisition and integration-related costs (b)	0.03	0.01	0.06	0.01
Wallula mill restructuring (c)	0.05	—	0.50	—
Total special items	0.20	(0.19)	0.70	(0.14)
Earnings per diluted share, excluding special items	$2.35	$2.48	$4.75	$4.79

(a)
For the three and six months ended June 30, 2026, includes $14.1 million and $17.0 million, respectively, of charges consisting of closure costs related to corrugated products facilities and the write-off of expenditures related to sustainability and renewable energy projects. The write-off of expenditures related to sustainability and renewable energy projects was recorded following the Company’s decision to defer a specific carbon capture initiative at this time. For the three and six months ended June 30, 2025, includes $24.6 million and $18.8 million, respectively, of income related to gains on sales of corrugated products facilities, partially offset by closure costs related to corrugated products facilities.
(b)
For the three and six months ended June 30, 2026, includes $3.3 million and $6.7 million, respectively, of charges for acquisition and integration costs related to recent acquisitions. For the three and six months ended June 30, 2025, includes $1.6 million of charges related to the Greif Acquisition.
(c)
For the three and six months ended June 30, 2026, includes $6.3 million and $59.7 million, respectively, of charges related to the announced discontinuation of the No. 2 machine and kraft pulping facilities at the Wallula, Washington mill.

The following table reconciles net income to net income excluding special items for the periods indicated (dollars in millions):

	Three Months Ended June 30,
	2026			2025
	Income before Taxes	Income Taxes	Net Income	Income before Taxes	Income Taxes	Net Income
As reported in accordance with GAAP	$259.0	$(66.9)	$192.1	$320.6	$(79.1)	$241.5
Special items:
Facilities closure and other costs (income) (d)	14.1	(3.4)	10.7	(24.6)	6.1	(18.5)
Acquisition and integration-related costs (e)	3.3	(0.8)	2.5	1.6	(0.4)	1.2
Wallula mill restructuring (f)	6.3	(1.5)	4.8	—	—	—
Total special items	23.7	(5.7)	18.0	(23.0)	5.7	(17.3)
Excluding special items	$282.7	$(72.6)	$210.1	$297.6	$(73.4)	$224.2

	Six Months Ended June 30,
	2026			2025
	Income before Taxes	Income Taxes	Net Income	Income before Taxes	Income Taxes	Net Income
As reported in accordance with GAAP	$478.7	$(115.7)	$363.0	$588.0	$(142.7)	$445.3
Special items:
Facilities closure and other costs (income) (d)	17.0	(4.3)	12.7	(18.8)	4.7	(14.1)
Acquisition and integration-related costs (e)	6.7	(1.7)	5.0	1.6	(0.4)	1.2
Wallula mill restructuring (f)	59.7	(15.1)	44.6	—	—	—
Total special items	83.4	(21.1)	62.3	(17.2)	4.3	(12.9)
Excluding special items	$562.1	$(136.8)	$425.3	$570.8	$(138.4)	$432.4

(d)
For the three and six months ended June 30, 2026, includes charges consisting of closure costs related to corrugated products facilities and the write-off of expenditures related to sustainability and renewable energy projects. The write-off of expenditures related to sustainability and renewable energy projects was recorded following the Company’s decision to defer a specific carbon capture initiative at this time. For the three and six months ended June 30, 2025, includes income related to gains on sales of corrugated products facilities, partially offset by closure costs related to corrugated products facilities.
(e)
For the three and six months ended June 30, 2026, includes acquisition and integration costs related to recent acquisitions. For the three and six months ended June 30, 2025, includes charges related to the Greif Acquisition.
(f)
For the three and six months ended June 30, 2026, includes charges related to the announced discontinuation of the No. 2 machine and kraft pulping facilities at the Wallula, Washington mill.

The following table reconciles net income to EBITDA and EBITDA excluding special items for the periods indicated (dollars in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Net income	$192.1	$241.5	$363.0	$445.3
Non-operating pension income	(1.1)	—	(2.2)	—
Interest expense, net	33.3	13.1	66.0	26.0
Income tax provision	66.9	79.1	115.7	142.7
Depreciation, amortization, and depletion	176.3	140.7	401.5	278.6
EBITDA	$467.5	$474.4	$944.0	$892.6

Special items:
Facilities closure and other costs (income)	8.6	(25.2)	11.5	(22.4)
Acquisition and integration-related costs	3.3	1.6	6.7	1.6
Wallula mill restructuring	6.3	—	9.0	—
Total special items	18.2	(23.6)	27.2	(20.8)
EBITDA excluding special items	$485.7	$450.8	$971.2	$871.8

The following table reconciles segment operating income (loss) to segment EBITDA and segment EBITDA excluding special items for the periods indicated (dollars in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Packaging
Segment operating income	$313.2	$346.3	$573.5	$624.4
Depreciation, amortization, and depletion	166.3	131.8	382.2	260.1
EBITDA	479.5	478.1	955.7	884.5
Facilities closure and other costs (income)	2.8	(25.2)	5.7	(22.4)
Wallula mill restructuring	6.3	—	9.0	—
EBITDA excluding special items	$488.6	$452.9	$970.4	$862.1

Paper
Segment operating income	$34.3	$25.8	$67.2	$61.4
Depreciation, amortization, and depletion	4.8	4.5	9.6	9.1
EBITDA	39.1	30.3	76.8	70.5
EBITDA excluding special items	$39.1	$30.3	$76.8	$70.5

Corporate and Other
Segment operating loss	$(56.3)	$(38.4)	$(98.2)	$(71.8)
Depreciation, amortization, and depletion	5.2	4.4	9.7	9.4
EBITDA	(51.1)	(34.0)	(88.5)	(62.4)
Facilities closure and other costs	5.8	—	5.8	—
Acquisition and integration-related costs	3.3	1.6	6.7	1.6
EBITDA excluding special items	$(42.0)	$(32.4)	$(76.0)	$(60.8)

Market Risk and Risk Management Policies

PCA is exposed to the impact of commodity price changes, interest rate changes, and changes in the market value of its financial instruments. To manage these risks, we may from time to time enter into transactions, including certain physical commodity transactions, that are determined to be derivatives. As of June 30, 2026, we are party to certain physical commodity transactions related to natural gas supply contracts. These contracts qualify for the normal purchase normal sale (“NPNS”) exception, and we have elected that exception. For a discussion of derivatives and hedging activities, see Note 2, Summary of Significant Account Policies, of the Notes to Consolidated Financial Statements in “Part II, Item 8. Financial Statements and Supplementary Data” of our 2025 Annual Report on Form 10-K.

The interest rates on approximately 75% of PCA’s debt are fixed. A one percent increase in interest rates related to variable-rate debt would have resulted in an increase in interest expense and a corresponding decrease in income before taxes of approximately $10 million annually.

Off-Balance-Sheet Activities

The Company does not have any off-balance sheet arrangements as of June 30, 2026.

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

PCA has included in its 2025 Annual Report on Form 10-K a discussion of its critical accounting policies and estimates which require management’s most difficult, subjective, or complex judgments used in the preparation of its consolidated financial statements. PCA has not had any changes to these critical accounting estimates during the first six months of 2026.

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

Prior to filing this report, PCA completed an evaluation under the supervision and with the participation of PCA’s management, including PCA’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of PCA’s disclosure controls and procedures as of June 30, 2026. The evaluation of PCA’s disclosure controls and procedures included a review of the controls’ objectives and design, PCA’s implementation of the controls, and the effect of the controls on the information generated for use in this report. Based on this evaluation, PCA’s Chief Executive Officer and Chief Financial Officer concluded that PCA’s disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2026.

Changes in Internal Control over Financial Reporting

On September 2, 2025, we completed the acquisition of the containerboard business of Greif, Inc. We are currently in the process of assessing and integrating Greif’s internal control over financial reporting with our existing internal control over financial reporting.

Except as described above, there have been no changes in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the quarter ended June 30, 2026.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table presents information related to our repurchases of common stock made under repurchase plans authorized by PCA's Board of Directors, and shares withheld to cover taxes on vesting of equity awards, during the three months ended June 30, 2026:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in millions)
April 1-30, 2026	250	$209.63	—	$224.3
May 1-31, 2026	2,306	210.77	—	224.3
June 1-30, 2026	1,206	220.97	—	224.3
Total	3,762	$213.97	—	$224.3
(a)
All shares were withheld from employees to cover income and payroll taxes on equity awards that vested during the period.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

During the three months ended June 30, 2026, none of the Company's directors or officers adopted or terminated any contract, instruction, or written plan for the purchase or sale of our securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any non-Rule 10b5-1 trading arrangements as defined in Item 408(a) of Regulation S-K.

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

Date: August 7, 2026