Form 10-Q
period 2026-09-30
PACKAGING CORP OF AMERICA
filed 2026-11-05
CIK 75677

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

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

As of October 30, 2026, the Registrant had outstanding 89,094,661 shares of common stock, par value $0.01 per share.

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

i

PART I

FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Packaging Corporation of America

Consolidated Statements of Income and Comprehensive Income

(unaudited, dollars in millions, except per-share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Statements of Income:
Net sales	$2,601.7	$2,313.4	$7,459.3	$6,625.7
Cost of sales	(1,997.8)	(1,809.1)	(5,890.2)	(5,183.6)
Gross profit	603.9	504.3	1,569.1	1,442.1
Selling, general and administrative expenses	(182.7)	(154.3)	(542.3)	(468.9)
Other expense, net	(35.9)	(25.5)	(99.1)	(34.7)
Income from operations	385.3	324.5	927.7	938.5
Non-operating pension income	1.2	—	3.5	—
Interest expense, net	(32.3)	(19.3)	(98.3)	(45.2)
Income before taxes	354.2	305.2	832.9	893.3
Provision for income taxes	(91.9)	(78.3)	(207.6)	(221.0)
Net income	$262.3	$226.9	$625.3	$672.3
Net income per common share:
Basic	$2.94	$2.52	$7.02	$7.48
Diluted	$2.93	$2.51	$6.98	$7.45
Dividends declared per common share	$1.50	$1.25	$4.25	$3.75
Statements of Comprehensive Income:
Net income	$262.3	$226.9	$625.3	$672.3
Other comprehensive income, net of tax:
Changes in unrealized (losses) gains on marketable debt securities, net of tax of $0.1 million, $0.0 million, $0.3 million, and ($0.1) million, respectively	(0.4)	—	(0.9)	0.2
Amortization of pension and postretirement plans actuarial loss and prior service cost, net of tax of ($0.3) million, ($0.3) million, ($0.9) million, and ($0.9) million, respectively	0.9	1.0	2.8	2.8
Other comprehensive income	0.5	1.0	1.9	3.0
Comprehensive income	$262.8	$227.9	$627.2	$675.3

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Packaging Corporation of America

Consolidated Balance Sheets

(unaudited, dollars and shares in millions, except per-share data)

	September 30,	December 31,
	2026	2025
ASSETS
Current Assets:
Cash and cash equivalents	$534.6	$529.0
Short-term marketable debt securities and other ($100.3 million and $71.8 million measured at fair value as of September 30, 2026 and December 31, 2025, respectively)	150.3	71.8
Accounts receivable, net of allowance for credit losses and customer deductions of $20.6 million and $17.0 million as of September 30, 2026 and December 31, 2025, respectively	1,483.6	1,255.8
Inventories	1,309.7	1,243.2
Prepaid expenses and other current assets	93.1	85.8
Federal and state income taxes receivable	—	28.1
Total current assets	3,571.3	3,213.7
Property, plant, and equipment, net	5,095.5	4,985.1
Goodwill	1,420.4	1,372.3
Other intangible assets, net	547.2	602.3
Operating lease right-of-use assets	415.9	376.0
Long-term marketable debt securities	76.9	67.0
Other long-term assets	110.0	109.1
Total assets	$11,237.2	$10,725.5
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Operating lease obligations	$107.0	$99.8
Finance lease obligations	2.4	2.3
Accounts payable	637.9	471.4
Dividends payable	137.5	116.1
Accrued liabilities	312.9	302.1
Accrued interest	39.3	23.4
Federal and state income taxes payable	7.8	—
Total current liabilities	1,244.8	1,015.1
Long-term liabilities:
Long-term debt	3,969.7	3,967.3
Operating lease obligations	324.7	290.6
Finance lease obligations	3.1	4.9
Deferred income taxes	669.4	660.1
Compensation and benefits	116.3	106.2
Other long-term liabilities	103.8	83.3
Total long-term liabilities	5,187.0	5,112.4
Commitments and contingent liabilities (Note 19)
Stockholders' equity:
Common stock, par value $0.01 per share, 300.0 million shares authorized, 89.1 million and 89.2 million shares issued as of September 30, 2026 and December 31, 2025, respectively	0.9	0.9
Additional paid in capital	753.6	707.7
Retained earnings	4,090.6	3,931.0
Accumulated other comprehensive loss	(39.7)	(41.6)
Total stockholders' equity	4,805.4	4,598.0
Total liabilities and stockholders' equity	$11,237.2	$10,725.5

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Packaging Corporation of America

Consolidated Statements of Cash Flows

(unaudited, dollars in millions)

	Nine Months Ended
	September 30,
	2026	2025
Cash Flows from Operating Activities:
Net income	$625.3	$672.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization of intangibles	582.8	431.2
Amortization of deferred financing costs	2.4	4.5
Share-based compensation expense	47.4	36.6
Deferred income tax provision	9.2	109.4
Net loss (gain) on asset disposals	21.9	(14.7)
Pension and post-retirement benefits expense, net of contributions	1.0	6.1
Other, net	12.1	7.3
Changes in operating assets and liabilities, net of acquisitions:
(Increase) decrease in assets —
Accounts receivable	(226.3)	(110.6)
Inventories	(66.2)	(28.1)
Prepaid expenses and other current assets	(7.5)	87.4
Increase (decrease) in liabilities —
Accounts payable	110.6	12.0
Accrued liabilities	28.3	(54.5)
Federal and state income taxes payable/receivable	35.9	(48.0)
Net cash provided by operating activities	1,176.9	1,110.9
Cash Flows from Investing Activities:
Additions to property, plant, and equipment	(617.9)	(509.9)
Acquisition of business, net of cash acquired	(21.2)	(1,804.3)
Additions to other long-term assets	(2.1)	(2.1)
Proceeds from asset disposals	1.7	33.3
Purchases of short-term investments in time deposits	(100.0)	—
Proceeds from short-term investment in time deposit	50.0	—
Purchases of available-for-sale debt securities	(113.5)	(99.3)
Proceeds from sales of available-for-sale debt securities	12.3	19.2
Proceeds from maturities of available-for-sale debt securities	61.7	75.7
Other, net	6.3	—
Net cash used for investing activities	(722.7)	(2,287.4)
Cash Flows from Financing Activities:
Repayments of debt and finance lease obligations	(1.7)	(1.6)
Proceeds from issuance of debt, net of discount and lender fees	—	1,494.1
Financing costs paid	—	(6.5)
Common stock dividends paid	(356.9)	(337.1)
Repurchases of common stock	(58.8)	—
Shares withheld to cover employee restricted stock taxes	(30.1)	(23.4)
Other, net	(1.1)	—
Net cash (used for) provided by financing activities	(448.6)	1,125.5
Net increase (decrease) in cash and cash equivalents	5.6	(51.0)
Cash and cash equivalents, beginning of period	529.0	685.0
Cash and cash equivalents, end of period	$534.6	$634.0

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Packaging Corporation of America

Consolidated Statements of Changes in Stockholders’ Equity

(unaudited, dollars in millions and shares in thousands)

	Common Stock		Additional Paid in	Retained	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Earnings	Loss	Equity
Balance at July 1, 2026	89,099	$0.9	$738.5	$3,962.7	$(40.2)	$4,661.9
Common stock withheld and retired to cover taxes on vested stock awards	(1)	—	—	(0.3)	—	(0.3)
Common stock dividends declared	—	—	—	(134.1)	—	(134.1)
Share-based compensation and other	(3)	—	15.1	—	—	15.1
Comprehensive income	—	—	—	262.3	0.5	262.8
Balance at September 30, 2026	89,095	$0.9	$753.6	$4,090.6	$(39.7)	$4,805.4

	Common Stock		Additional Paid in	Retained	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Earnings	Loss	Equity
Balance at July 1, 2025	89,980	$0.9	$699.1	$3,973.5	$(41.4)	$4,632.1
Common stock withheld and retired to cover taxes on vested stock awards	(2)	—	—	(0.2)	—	(0.2)
Common stock dividends declared	—	—	—	(112.9)	—	(112.9)
Share-based compensation and other	(1)	—	8.6	—	—	8.6
Comprehensive income	—	—	—	226.9	1.0	227.9
Balance at September 30, 2025	89,977	$0.9	$707.7	$4,087.3	$(40.4)	$4,755.5

	Common Stock		Additional Paid in	Retained	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Earnings	Loss	Equity
Balance at January 1, 2026	89,214	$0.9	$707.7	$3,931.0	$(41.6)	$4,598.0
Common stock repurchases and retirements	(266)	—	(2.7)	(56.1)	—	(58.8)
Common stock withheld and retired to cover taxes on vested stock awards	(137)	—	(1.4)	(28.7)	—	(30.1)
Common stock dividends declared	—	—	—	(380.9)	—	(380.9)
Share-based compensation and other	284	—	50.0	—	—	50.0
Comprehensive income	—	—	—	625.3	1.9	627.2
Balance at September 30, 2026	89,095	$0.9	$753.6	$4,090.6	$(39.7)	$4,805.4

	Common Stock		Additional Paid in	Retained	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Earnings	Loss	Equity
Balance at January 1, 2025	89,802	$0.9	$669.8	$3,776.7	$(43.4)	$4,404.0
Common stock withheld and retired to cover taxes on vested stock awards	(118)	—	(1.2)	(22.2)	—	(23.4)
Common stock dividends declared	—	—	—	(339.5)	—	(339.5)
Share-based compensation and other	293	—	39.1	—	—	39.1
Comprehensive income	—	—	—	672.3	3.0	675.3
Balance at September 30, 2025	89,977	$0.9	$707.7	$4,087.3	$(40.4)	$4,755.5

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

On December 3, 2025, the Company approved and announced the permanent shut down of the No. 2 paper machine and kraft pulping facilities at its Wallula, Washington containerboard mill. The Company continues to operate the No. 3 paper machine and recycled pulping facilities at the mill. These actions, completed in the first quarter of 2026, resulted in approximately $188.0 million of pre-tax restructuring charges. During the nine months ended September 30, 2026, we recorded $60.0 million of expenses associated with this shut down, which included non-cash accelerated depreciation and impairment charges, contract termination charges, and other costs. These expenses were recorded in “Cost of sales” and “Other expense, net” in the Consolidated Statements of Income.

In these consolidated financial statements, certain amounts in prior periods’ consolidated financial statements have been reclassified to conform with the current period presentation.

The consolidated financial statements of PCA as of September 30, 2026 and for the three and nine months ended September 30, 2026 and 2025 are unaudited but include all adjustments (consisting only of normal recurring adjustments) that management considers necessary for a fair presentation of such financial statements. The preparation of the consolidated financial statements involves the use of estimates and accruals. Actual results may vary from those estimates. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with Article 10 of Regulation S-X of the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete audited financial statements. Operating results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026. These consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2025.

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

The following table presents our revenues disaggregated by product line (dollars in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Packaging	$2,414.0	$2,128.1	$6,913.9	$6,104.4
Paper	163.2	161.2	480.4	461.2
Corporate and Other	24.5	24.1	65.0	60.1
Total revenue	$2,601.7	$2,313.4	$7,459.3	$6,625.7

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

The Company accounted for the Greif Acquisition using the acquisition method of accounting in accordance with ASC 805, Business Combinations. The following table summarizes the final allocation of the purchase price to the assets acquired and the liabilities assumed, based on their respective fair values (dollars in millions):

	12/31/25 Allocation	Adjustments	Final Allocation
Current Assets:
Cash	$0.1	$—	$0.1
Accounts receivable	97.6	—	97.6
Inventories	122.8	—	122.8
Prepaid expenses and other current assets	1.4	—	1.4
Total current assets	221.9	—	221.9
Property, plant, and equipment (a)	761.6	(34.3)	727.3
Operating lease right-of-use assets	72.1	—	72.1
Intangible assets (b):
Customer relationships	420.0	—	420.0
Trademarks	40.0	—	40.0
Goodwill (c)	449.9	34.1	484.0
Assets acquired	1,965.5	(0.2)	1,965.3

Accounts payable	67.1	(0.6)	66.5
Accrued liabilities	22.0	—	22.0
Current operating lease obligations	11.9	—	11.9
Long-term operating lease obligations	60.2	—	60.2
Long-term finance lease obligations	0.6	—	0.6
Other long-term liabilities	3.2	—	3.2
Liabilities assumed	165.0	(0.6)	164.4

Net assets acquired	$1,800.5	$0.4	$1,800.9

(a)
Property, plant and equipment are being depreciated on a straight-line basis over their estimated useful lives ranging from one to 40 years.

(b)
We are amortizing intangible assets on a straight-line basis for customer relationships and trademarks over our estimates of their useful lives of 15 years and five years, respectively, in the Packaging segment.

(c)
Goodwill is calculated as the excess of the purchase price over the fair value of the net assets acquired. Goodwill generated from the acquisition is primarily attributable to expected synergies and the assembled workforce. Goodwill recognized in the transaction is deductible for tax purposes.

During the nine months ended September 30, 2026, we recorded measurement period adjustments to the preliminary purchase price allocation, primarily related to the finalization of the valuation of property, plant, and equipment of $34.3 million with a corresponding increase to goodwill of $34.1 million. As of September 30, 2026, the purchase price allocation for the Greif Acquisition is final.

For the three and nine months ended September 30, 2026, the Company incurred $3.0 million and $9.8 million, respectively, of charges for acquisition and integration costs related to recent acquisitions, which were recorded in “Cost of sales” and “Other expense, net” in the Consolidated Statements of Income. For the three and nine months ended September 30, 2025, the Company incurred $25.0 million and $26.6 million, respectively, of charges for acquisition and integration costs related to the Greif Acquisition, which were recorded in “Cost of sales” and “Other expense, net” in the Consolidated Statements of Income.

5. Earnings Per Share

The following table sets forth the computation of basic and diluted income per common share for the periods presented (dollars and shares in millions, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Numerator:
Net income	$262.3	$226.9	$625.3	$672.3
Less: Distributed and undistributed earnings allocated to participating securities	(1.5)	(1.5)	(3.7)	(4.5)
Net income attributable to common shareholders	$260.8	$225.4	$621.6	$667.8
Denominator:
Weighted average basic common shares outstanding	88.5	89.4	88.6	89.3
Effect of dilutive securities	0.5	0.3	0.5	0.4
Weighted average diluted common shares outstanding	89.0	89.7	89.1	89.7
Basic income per common share	$2.94	$2.52	$7.02	$7.48
Diluted income per common share	$2.93	$2.51	$6.98	$7.45

6. Other Expense, Net

The components of Other expense, net, were as follows (dollars in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Asset disposals and write-offs	$(15.9)	$(12.0)	$(32.9)	$(30.8)
Facilities closure and other (costs) income (a)	(5.1)	(1.3)	(16.8)	21.6
Acquisition and integration-related costs (b)	(2.3)	(5.9)	(9.0)	(7.5)
Corrugated products facility fire (c)	(3.0)	—	(3.0)	—
Wallula mill restructuring (d)	(0.3)	—	(9.3)	—
Other	(9.3)	(6.3)	(28.1)	(18.0)
Total	$(35.9)	$(25.5)	$(99.1)	$(34.7)

(a)
For the three and nine months ended September 30, 2026, includes charges consisting of closure costs related to corrugated products facilities and the write-off of expenditures related to sustainability and renewable energy projects. The write-off of expenditures related to sustainability and renewable energy projects was recorded following the Company’s decision to defer a specific carbon capture initiative at this time. For the three and nine months ended September 30, 2025, includes charges and income, respectively, related to the closure of certain corrugated products facilities. For the three months ended September 30, 2025, the charges were partially offset by a gain on an asset disposal related to a closed corrugated products facility. For the nine months ended September 30, 2025, these charges were completely offset by gains from the sales of corrugated products facilities during the second quarter of 2025.
(b)
For the three and nine months ended September 30, 2026, includes charges for acquisition and integration costs related to recent acquisitions. For the three and nine months ended September 30, 2025, includes charges for acquisition and integration costs related to the Greif Acquisition.
(c)
For the three and nine months ended September 30, 2026, includes charges related to fire damage at a corrugated products facility.
(d)
For the three and nine months ended September 30, 2026, includes charges related to the announced discontinuation of the No. 2 machine and kraft pulping facilities at the Wallula, Washington containerboard mill.

7. Income Taxes

For the three months ended September 30, 2026 and 2025, we recorded $91.9 million and $78.3 million of income tax expense and had an effective tax rate of 25.9% and 25.6%, respectively. The increase in our effective tax rate for the three months ended September 30, 2026 compared to the same period in 2025 was primarily due to higher non-deductible employee remuneration paid to covered employees.

For the nine months ended September 30, 2026 and 2025, we recorded $207.6 million and $221.0 million of income tax expense and had an effective tax rate of 24.9% and 24.7%, respectively. The increase in our effective tax rate for the nine months ended September 30, 2026 compared to the same period in 2025 was primarily due to higher non-deductible employee remuneration paid to covered employees partially offset by higher excess tax benefits associated with employee restricted stock and performance unit vests and favorable state law changes.

Our current effective tax rate is higher than the federal statutory income tax rate of 21.0% due primarily to the effect of state and local income taxes. During the nine months ended September 30, 2026 and 2025, cash paid for taxes, net of refunds received, was $162.5 million and $159.6 million, respectively. The slight increase in cash tax payments between the periods is a result of the timing of disbursements for estimated tax installments.

During the three and nine months ended September 30, 2026 and 2025, there were no significant changes to our uncertain tax positions. For more information, see Note 8, Income Taxes, of the Notes to Consolidated Financial Statements in “Part II, Item 8. Financial Statements and Supplementary Data” of our 2025 Annual Report on Form 10-K.

8. Inventories

We value our raw materials, work in process, and finished goods inventories using lower of cost, as determined by the average cost method, or net realizable value. Supplies and materials are valued at the first-in, first-out (FIFO) or average cost method.

The components of inventories were as follows (dollars in millions):

	September 30,	December 31,
	2026	2025
Raw materials	$417.7	$416.6
Work in process	16.2	17.5
Finished goods	258.0	241.6
Supplies and materials	617.8	567.5
Inventories	$1,309.7	$1,243.2

9. Property, Plant, and Equipment

The components of property, plant, and equipment were as follows (dollars in millions):

	September 30,	December 31,
	2026	2025
Land and land improvements	$245.0	$258.0
Buildings	1,520.2	1,343.8
Machinery and equipment	8,371.8	8,271.7
Construction in progress	636.7	552.8
Other	231.2	217.0
Property, plant and equipment, at cost	11,004.9	10,643.3
Less accumulated depreciation	(5,909.4)	(5,658.2)
Property, plant, and equipment, net	$5,095.5	$4,985.1

Depreciation expense for the three months ended September 30, 2026 and 2025 was $162.4 million and $139.4 million, respectively. During the nine months ended September 30, 2026 and 2025, depreciation expense was $525.5 million and $398.3 million, respectively. During the nine months ended September 30, 2026, we recognized $58.1 million of incremental depreciation expense related to the announced discontinuation of the No. 2 paper machine and kraft pulping facilities at the Wallula, Washington containerboard mill, closure costs related to corrugated products facilities and acquisition and integration-related costs. During the nine months ended September 30, 2025, we recognized $3.6 million of incremental depreciation expense as a result of closure costs related to corrugated products facilities.

During the fourth quarter of 2025, the Company entered into an agreement with a third-party contractor to design, construct, and operate a new woodyard and chip processing facility at the Valdosta, Georgia mill. Pursuant to the agreement and in accordance with the build-to-suit guidance in ASC 842, Leases, the Company recorded $20.3 million as construction in progress within “Property, plant, and equipment, net” and a corresponding financing obligation within “Other long-term liabilities” on the Consolidated Balance Sheet as of September 30, 2026. See Note 19, Commitments, Guarantees, Indemnifications, and Legal Proceedings, for additional information.

At September 30, 2026 and December 31, 2025, purchases of property, plant, and equipment included in accounts payable were $107.1 million and $50.4 million, respectively.

10. Goodwill and Intangible Assets

Goodwill

Goodwill represents the excess of the cost of an acquired business over the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed in a business combination. At September 30, 2026 and December 31, 2025, we had $1,420.4 million and $1,372.3 million of goodwill recorded in our Packaging segment, which represents the entire goodwill balance reported on our Consolidated Balance Sheets.

Changes in the carrying amount of our goodwill are as follows (dollars in millions):

Goodwill
Balance at January 1, 2026	$1,372.3
Acquisitions (a)	48.1
Balance at September 30, 2026	$1,420.4

(a)
During the nine months ended September 30, 2026, the Company recorded a measurement period adjustment of $34.1 million to goodwill related to the Greif Acquisition. Additionally, the Company recorded $14.0 million of goodwill associated with recent acquisitions completed in the Packaging segment during the first nine months of 2026.

Intangible Assets

Intangible assets are primarily comprised of customer relationships and trademarks and trade names. The weighted average remaining useful life, gross carrying amount, and accumulated amortization of our intangible assets were as follows (dollars in millions):

	September 30, 2026			December 31, 2025
	Weighted Average Remaining Useful Life (in Years)	Gross Carrying Amount	Accumulated Amortization	Weighted Average Remaining Useful Life (in Years)	Gross Carrying Amount	Accumulated Amortization
Customer relationships	11.9	$966.0	$454.7	12.4	$966.0	$407.2
Trademarks and trade names	4.2	81.3	45.4	4.8	81.3	37.8
Other	0.2	4.4	4.4	0.9	4.4	4.4
Total intangible assets (excluding goodwill)	11.4	$1,051.7	$504.5	11.8	$1,051.7	$449.4

During the nine months ended September 30, 2026 and 2025, amortization expense was $55.1 million and $31.3 million, respectively.

11. Accrued Liabilities

The components of accrued liabilities were as follows (dollars in millions):

	September 30,	December 31,
	2026	2025
Compensation and benefits	$191.8	$163.5
Franchise, property, sales and use taxes	37.8	19.8
Medical insurance and workers’ compensation	33.2	36.1
Customer rebates and other credits	32.7	33.9
Environmental liabilities and asset retirement obligations	4.8	2.7
Severance, retention, and relocation	3.7	9.4
Other	8.9	36.7
Total	$312.9	$302.1

12. Debt

For the nine months ended September 30, 2026 and 2025, cash payments for interest were $112.2 million and $46.7 million, respectively.

Included in interest expense, net is the amortization of financing costs, which includes the amortization of debt issuance costs and amortization of bond discounts. For the three months ended September 30, 2026 and 2025, amortization of debt issuance costs was $0.7 million and $3.4 million, respectively, and during the nine months ended September 30, 2026 and 2025, amortization of debt issuance costs was $2.1 million and $4.2 million, respectively. For both the three and nine month periods ended September 30, 2026 and 2025, the amortization of bond discounts was insignificant.

At September 30, 2026, we had $2,992.9 million of fixed-rate senior notes and $1,000.0 million of variable-rate notes outstanding. The fair value of our fixed-rate debt was estimated to be $2,513.1 million. The difference between the book value and fair value is due to the difference between the period-end market interest rate and the stated rate of our fixed-rate debt. We estimated the fair value of our fixed-rate debt using quoted market prices (Level 2 inputs) within the fair value hierarchy, which is further defined in Note 2, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements in “Part II, Item 8. Financial Statements and Supplementary Data” of our 2025 Annual Report on Form 10-K.

For more information on our long-term debt and interest rates on that debt, see Note 11, Debt, of the Notes to Consolidated Financial Statements in “Part II, Item 8. Financial Statements and Supplementary Data” of our 2025 Annual Report on Form 10-K.

13. Cash, Cash Equivalents, Marketable Debt Securities and Other

The following table shows the Company’s cash, cash equivalents, time deposit investments, and available-for-sale (“AFS”) debt securities by major asset category at September 30, 2026 and December 31, 2025 (in millions):

	September 30, 2026
	Adjusted Cost Basis	Unrealized Gain	Unrealized Loss	Fair Value	Cash and Cash Equivalents	Short-Term Marketable Debt Securities and Other	Long-Term Marketable Debt Securities
Cash and cash equivalents	$532.4	$—	$—	$532.4	$532.4	$—	$—
Time Deposits (a):	50.0	—	—	50.0	—	50.0	—
Level 1 (b):
U.S. Treasury securities	50.4	—	(0.3)	50.1	—	36.4	13.7
Money market funds	2.2	—	—	2.2	2.2	—	—
Subtotal	52.6	—	(0.3)	52.3	2.2	36.4	13.7
Level 2 (c):
Corporate debt securities	111.9	—	(0.6)	111.3	—	50.0	61.3
Certificates of deposit	6.8	—	—	6.8	—	6.8	—
Commercial paper	5.8	—	—	5.8	—	5.8	—
U.S. government agency securities	3.2	—	—	3.2	—	1.3	1.9
Subtotal	127.7	—	(0.6)	127.1	—	63.9	63.2
Total	$762.7	$—	$(0.9)	$761.8	$534.6	$150.3	$76.9

	December 31, 2025
	Adjusted Cost Basis	Unrealized Gain	Unrealized Loss	Fair Value	Cash and Cash Equivalents	Short-Term Marketable Debt Securities	Long-Term Marketable Debt Securities
Cash and cash equivalents	$492.3	$—	$—	$492.3	$492.3	$—	$—
Level 1 (b):
Money market funds	36.7	—	—	36.7	36.7	—	—
U.S. Treasury securities	32.7	0.1	—	32.8	—	14.7	18.1
Subtotal	69.4	0.1	—	69.5	36.7	14.7	18.1
Level 2 (c):
Corporate debt securities	100.0	0.4	—	100.4	—	55.6	44.8
U.S. government agency securities	4.1	—	—	4.1	—	—	4.1
Certificates of deposit	1.5	—	—	1.5	—	1.5	—
Subtotal	105.6	0.4	—	106.0	—	57.1	48.9
Total	$667.3	$0.5	$—	$667.8	$529.0	$71.8	$67.0

(a)
We had a single $50.0 million investment in a time deposit outstanding as of September 30, 2026. During the first nine months of 2026, we invested an aggregate of $100.0 million in time deposits. The initial $50.0 million time deposit was purchased in March 2026 and matured in September 2026, at which time we reinvested the proceeds in a new $50.0 million time deposit. The outstanding investment matures within one year and is recorded in “Short-term marketable debt securities and other” on our Consolidated Balance Sheets. We record time deposit investments at amortized cost, which approximates fair value. We did not have any investments in time deposits as of December 31, 2025.
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

For both the three and nine months ended September 30, 2026 and 2025, net realized gains and losses on the sales and maturities of certain marketable debt securities were insignificant.

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

As of September 30, 2026 and December 31, 2025, we do not consider any of the impairments related to our marketable debt securities to be the result of credit losses. Therefore, we have not recorded an allowance for credit losses related to our marketable debt securities. All unrealized gains and losses were recorded in other comprehensive income (OCI).

The following tables provide information about the Company’s marketable debt securities that have been in a continuous loss position as of September 30, 2026 and December 31, 2025 (in millions, except number of marketable debt securities in a loss position):

	September 30, 2026
	Fair Value of Marketable Debt Securities in a Loss Position < 12 Months	Number of Marketable Debt Securities in a Loss Position < 12 Months	Unrealized Losses < 12 Months
Corporate debt securities	$88.4	88	$0.6
U.S. Treasury securities	44.8	30	0.3
Certificates of deposit	6.8	4	—
Commercial paper	5.8	5	—
U.S. government agency securities	3.2	4	—
	$149.0	131	$0.9

	December 31, 2025
	Fair Value of Marketable Debt Securities in a Loss Position < 12 Months	Number of Marketable Debt Securities in a Loss Position < 12 Months	Unrealized Losses < 12 Months (d)
Corporate debt securities	$6.2	8	$—
U.S. government agency securities	1.7	2	—
	$7.9	10	$—

(d)
Unrealized losses were insignificant for the debt securities in a continuous loss position less than 12 months for the period ended December 31, 2025.

For both periods ended September 30, 2026 and December 31, 2025, there were no marketable debt securities in a continuous loss position greater than or equal to 12 months.

14. Employee Benefit Plans and Other Postretirement Benefits

The components of net periodic benefit cost for our pension plans were as follows (dollars in millions):

	Pension Plans
	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Service cost	$2.1	$2.4	$6.2	$7.6
Interest cost	13.2	14.2	39.7	42.8
Expected return on plan assets	(15.8)	(15.6)	(47.4)	(46.9)
Net amortization of unrecognized amounts
Prior service cost	1.4	1.4	4.2	4.3
Actuarial loss	0.1	—	0.1	—
Net periodic benefit cost	$1.0	$2.4	$2.8	$7.8

PCA makes pension plan contributions that are sufficient to fund its actuarially determined costs, generally equal to the minimum amounts required by the Employee Retirement Income Security Act (ERISA). From time to time, PCA may make additional discretionary contributions based on the funded status of the plans, tax deductibility, income from operations, and other factors. During both the three and nine months ended September 30, 2026 and 2025, payments to our nonqualified pension plans were insignificant. During both the three and nine months ended September 30, 2026 and 2025, we did not make any contributions to our qualified pension plans. We do not have a required minimum contribution amount established for 2026.

For both the three and nine months ended September 30, 2026 and 2025, the net periodic benefit cost for our postretirement plans was insignificant.

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

As of September 30, 2026, assuming performance units are paid out at the target level of performance, 2.2 million shares were available for future grants under the current plan. Forfeitures are added back to the pool of shares of common stock available to be granted at a future date.

The following table presents restricted stock, restricted stock unit and performance unit award activity for the nine months ended September 30, 2026:

	Restricted Stock		Restricted Stock Units		Performance Units
	Shares	Weighted Average Grant- Date Fair Value	Shares	Weighted Average Grant- Date Fair Value	Shares	Weighted Average Grant- Date Fair Value
Outstanding at January 1, 2026	600,796	$166.88	—	$—	348,876	$171.68
Granted	108,296	230.44	42,573	230.92	140,149	228.73
Vested (a)	(169,685)	150.96	—	—	(167,909)	169.82
Forfeitures	(5,526)	204.36	—	—	—	—
Outstanding at September 30, 2026	533,881	$184.45	42,573	$230.92	321,116	$197.55
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

Compensation Expense

Our share-based compensation expense is primarily recorded in “Selling, general, and administrative expenses.” Compensation expense for share-based awards recognized in the Consolidated Statements of Income, net of forfeitures, was as follows (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Restricted stock	$4.8	$4.3	$18.8	$24.3
Restricted stock units	2.4	—	5.6	—
Performance units	7.9	4.2	23.0	12.3
Total share-based compensation expense	15.1	8.5	47.4	36.6
Income tax benefit	(3.8)	(2.1)	(11.8)	(9.1)
Share-based compensation expense, net of tax benefit	$11.3	$6.4	$35.6	$27.5

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

The unrecognized compensation expense for all share-based awards at September 30, 2026 was as follows (dollars in millions):

	September 30, 2026
	Unrecognized Compensation Expense	Remaining Weighted Average Recognition Period (in years)
Restricted stock	$37.5	2.6
Restricted stock units	4.2	0.5
Performance units	23.2	2.1
Total unrecognized share-based compensation expense	$64.9	2.3

16. Stockholders' Equity

Dividends

During the nine months ended September 30, 2026, we paid $356.9 million of dividends to shareholders. During the second quarter of 2026, PCA announced an increase of its quarterly cash dividend on its common stock from an annual rate of $5.00 per share to $6.00 per share, subject to quarterly approval by PCA’s Board of Directors. On September 2, 2026, PCA’s Board of Directors declared a regular quarterly cash dividend of $1.50 per share of common stock, which was paid on October 15, 2026 to shareholders of record as of September 15, 2026. The dividend payment was $133.6 million.

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

The Company did not repurchase any shares of its common stock under this authority during the three months ended September 30, 2026. During the nine months ended September 30, 2026, the Company paid $58.8 million, including fees, to repurchase 0.3 million shares of common stock. All shares repurchased have been retired. At September 30, 2026, $224.3 million of the authorized amount remained available for repurchase of the Company’s common stock.

Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) (AOCI) by component were as follows (dollars in millions). Amounts in parentheses indicate losses:

	Unrealized Loss On Foreign Exchange Contracts	Unrealized Gain (Loss) on Marketable Debt Securities	Unfunded Employee Benefit Obligations	Total
Balance at January 1, 2026	$(0.1)	$0.3	$(41.8)	$(41.6)
Other comprehensive loss before reclassifications, net of tax	—	(0.9)	—	(0.9)
Amounts reclassified from AOCI, net of tax	—	—	2.8	2.8
Balance at September 30, 2026	$(0.1)	$(0.6)	$(39.0)	$(39.7)

Reclassifications out of AOCI were as follows (dollars in millions). Amounts in parentheses indicate expenses in the Consolidated Statements of Income:

	Amounts Reclassified from AOCI
	Three Months Ended September 30,		Nine Months Ended September 30,
Details about AOCI Components	2026	2025	2026	2025
Unfunded employee benefit obligations (a)
Amortization of prior service costs	$(1.3)	$(1.3)	$(3.8)	$(3.9)	See (a) below
Amortization of actuarial gains / (losses)	0.1	—	0.1	0.2	See (a) below
	(1.2)	(1.3)	(3.7)	(3.7)	Total before tax
	0.3	0.3	0.9	0.9	Tax benefit
	$(0.9)	$(1.0)	$(2.8)	$(2.8)	Net of tax

(a)
These AOCI components are included in the computation of net pension and postretirement benefit costs. See Note 14, Employee Benefit Plans and Other Postretirement Benefits, for additional information.

17. Transactions With Related Parties

Louisiana Timber Procurement Company, L.L.C. (“LTP”) is a variable-interest entity that is 50% owned by PCA and 50% owned by Boise Cascade Company (“Boise Cascade”). LTP procures sawtimber, pulpwood, residual chips, and other residual wood fiber to meet the wood and fiber requirements of PCA and Boise Cascade in Louisiana. PCA is the primary beneficiary of LTP and has the power to direct the activities that most significantly affect the economic performance of LTP. Therefore, we consolidate 100% of LTP in our financial statements in our Corporate and Other segment. The carrying amounts of LTP's assets and liabilities (which relate primarily to non-inventory working capital items) on our Consolidated Balance Sheets were $2.1 million at September 30, 2026 and $1.6 million at December 31, 2025. During the three months ended September 30, 2026 and 2025, we recorded $24.2 million and $21.5 million, respectively, and during the nine months ended September 30, 2026 and 2025, we recorded $63.6 million and $54.3 million, respectively, of LTP sales to Boise Cascade in “Net Sales” in the Consolidated Statements of Income and approximately the same amount of expenses in “Cost of Sales”.

During the three months ended September 30, 2026 and 2025, fiber purchases from related parties were $2.9 million and $2.7 million, respectively, and during the nine months ended September 30, 2026 and 2025, fiber purchases from related parties were $8.0 million and $6.7 million, respectively. Most of these purchases related to chip and log purchases by LTP from Boise Cascade's wood products business. These purchases are recorded in “Cost of sales” in the Consolidated Statements of Income.

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

Analysis of Operations by Reportable Segments

An analysis of operations by reportable segments is as follows (dollars in millions):

Three Months Ended September 30, 2026	Packaging	Paper	Corporate and Other		Total
Trade sales	$2,411.9	$163.2	$26.6		$2,601.7
Intersegment sales	2.1	—	41.5		43.6
	2,414.0	163.2	68.1		2,645.3
Elimination of intersegment sales					(43.6)
Net sales					2,601.7

Less (a):
Variable costs (b)	(1,092.9)	(90.8)	—		—
Fixed costs (c)	(538.9)	(23.1)	—		—
Freight	(279.2)	(20.2)	—		—
Other segment items (d)	(105.2)	(0.1)	(109.6)		—
Income (loss) from operations	397.8	29.0	(41.5)	(e)	385.3

Non-operating pension income					1.2
Interest expense, net					(32.3)
Income before taxes					$354.2

Other segment disclosures:
Segment sales to external customers	$2,411.9	$163.2	$26.6	(f)	$2,601.7
Depreciation, amortization, and depletion	(171.9)	(4.6)	(4.8)		(181.3)
Capital expenditures (g)	(226.5)	(2.1)	(18.7)		(247.3)
Assets	9,835.4	406.1	995.7		11,237.2

Three Months Ended September 30, 2025	Packaging	Paper	Corporate and Other		Total
Trade sales	$2,128.1	$161.2	$24.1		$2,313.4
Intersegment sales	—	—	38.3		38.3
	2,128.1	161.2	62.4		2,351.7
Elimination of intersegment sales					(38.3)
Net sales					2,313.4

Less (a):
Variable costs (b)	(1,022.5)	(87.4)	—		—
Fixed costs (c)	(464.9)	(20.3)	—		—
Freight	(216.6)	(17.8)	—		—
Other segment items (d)	(96.6)	(0.1)	(101.0)		—
Income (loss) from operations	327.5	35.6	(38.6)	(e)	324.5

Non-operating pension income					—
Interest expense, net					(19.3)
Income before taxes					$305.2

Other segment disclosures:
Segment sales to external customers	$2,128.1	$161.2	$24.1	(f)	$2,313.4
Depreciation, amortization, and depletion	(143.9)	(4.5)	(4.2)		(152.6)
Capital expenditures (g)	(180.3)	(6.9)	(4.9)		(192.1)
Assets	9,470.4	402.4	1,107.2		10,980.0

Nine Months Ended September 30, 2026	Packaging	Paper	Corporate and Other		Total
Trade sales	$6,908.9	$480.4	$70.0		$7,459.3
Intersegment sales	5.0	—	119.0		124.0
	6,913.9	480.4	189.0		7,583.3
Elimination of intersegment sales					(124.0)
Net sales					7,459.3

Less (a):
Variable costs (b)	(3,231.9)	(262.7)	—		—
Fixed costs (c)	(1,632.9)	(63.2)	—		—
Freight	(787.9)	(57.9)	—		—
Other segment items (d)	(290.0)	(0.4)	(328.7)		—
Income (loss) from operations	971.2	96.2	(139.7)	(e)	927.7

Non-operating pension income					3.5
Interest expense, net					(98.3)
Income before taxes					$832.9

Other segment disclosures:
Segment sales to external customers	$6,908.9	$480.4	$70.0	(f)	$7,459.3
Depreciation, amortization, and depletion	(554.1)	(14.2)	(14.5)		(582.8)
Capital expenditures (g)	(587.9)	(6.9)	(23.1)		(617.9)
Assets	9,835.4	406.1	995.7		11,237.2

Nine Months Ended September 30, 2025	Packaging	Paper	Corporate and Other		Total
Trade sales	$6,104.4	$461.2	$60.1		$6,625.7
Intersegment sales	—	—	117.1		117.1
	6,104.4	461.2	177.2		6,742.8
Elimination of intersegment sales					(117.1)
Net sales					6,625.7

Less (a):
Variable costs (b)	(2,943.7)	(253.2)	—		—
Fixed costs (c)	(1,357.6)	(60.8)	—		—
Freight	(611.6)	(49.9)	—		—
Other segment items (d)	(239.5)	(0.4)	(287.6)		—
Income (loss) from operations	952.0	96.9	(110.4)	(e)	938.5

Non-operating pension income					—
Interest expense, net					(45.2)
Income before taxes					$893.3

Other segment disclosures:
Segment sales to external customers	$6,104.4	$461.2	$60.1	(f)	$6,625.7
Depreciation, amortization, and depletion	(403.9)	(13.8)	(13.5)		(431.2)
Capital expenditures (g)	(476.4)	(8.7)	(24.8)		(509.9)
Assets	9,470.4	402.4	1,107.2		10,980.0

(a)
The significant expense categories align with the segment-level information that is regularly provided to the CODM.
(b)
For the Packaging segment, primarily includes expense items for liner consumption, purchased sheets usage, medium consumption, hourly-employee related expenses and benefits, and raw materials. For the Paper segment, primarily includes expense items for raw materials, chemicals, finishing materials, hourly-employee related expenses, and repair service and materials.
(c)
For the Packaging segment, primarily includes expense items for depreciation, salaried employee-related expenses, and corporate overhead allocations. For the Paper segment, primarily includes expense items for depreciation, salaried employee-related expenses, and professional services.

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

In connection with the agreement described above, the Company provided a guarantee of certain construction-phase financing obligations of the third-party contractor. The guarantee relates to a delayed-draw term loan facility used to finance construction of the facility and, if triggered, would require us to satisfy the contractor’s obligations under the financing agreement, subject to its terms. As of September 30, 2026 and December 31, 2025, we had a $6.5 million guarantee liability recorded in accordance with ASC 460, Guarantees, in “Other long-term liabilities” with an offsetting amount recorded in “Other long-term assets” on the Consolidated Balance Sheet. The recorded liability represents the fair value of the guarantee obligation at inception and does not reflect any assessment that a payment under the guarantee is probable. In addition, under the build-to-suit guidance in ASC 842, Leases, the Company recorded $20.3 million as construction in progress within “Property, plant, and equipment, net” and a corresponding financing obligation within “Other long-term liabilities” on the Consolidated Balance Sheet as of September 30, 2026.

We evaluate our guarantees and indemnifications on an ongoing basis and accrue additional amounts when a loss is both probable and reasonably estimable. At September 30, 2026, other than the recorded liabilities described above, we were not aware of any material liabilities arising from any guarantees, indemnifications, or other assurances we have provided.

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

Legal Proceedings

On July 29, 2025, PCA and seven other U.S. and Canadian containerboard producers were named as defendants in a purported class action lawsuit, Artuso Pastry Foods Corp v. Packaging Corporation of America, et al, No. 1:25-cv-08856, filed in the United States District Court for the Northern District of Illinois (the “Court”), alleging violations of the Sherman Act and the Clayton Act. The complaint alleges that the defendants conspired to raise prices of containerboard and restrict containerboard capacity, and that the purpose and effect of the alleged conspiracy was to artificially increase prices of containerboard products during the period of November 1, 2020, to the present. The complaint was filed as a purported class action suit on behalf of all purchasers of containerboard products during such period. The complaint seeks treble damages and costs, including attorney’s fees. On September 4, 2026, the Court denied a joint motion to dismiss the complaint filed by PCA and the other defendants. PCA believes the allegations are without merit and will defend this lawsuit vigorously. However, as the lawsuit is in the early stages, PCA is unable to predict the outcome or estimate a range of reasonably possible losses.

In late September 2026, PCA received a grand jury subpoena from the Antitrust Division of the Department of Justice requesting the production of certain documents relating to its business. PCA is cooperating fully with the investigation.

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

Overview

PCA is the third largest producer of containerboard products and a leading producer of UFS paper in North America. We operate ten mills and 89 corrugated products manufacturing plants. Our containerboard mills produce linerboard and corrugating medium, which are papers primarily used in the production of corrugated products. Our corrugated products manufacturing plants produce a wide variety of corrugated packaging products, including conventional shipping containers used to protect and transport manufactured goods, multi-color boxes and displays with strong visual appeal that help to merchandise the packaged product in retail locations, and honeycomb protective packaging. In addition, we are a large producer of packaging for meat, fresh fruit and vegetables, processed food, beverages, and other industrial and consumer products. We also manufacture and sell UFS papers, including both commodity and specialty papers, which may have custom or specialized features such as colors, coatings, high brightness, and recycled content. We are headquartered in Lake Forest, Illinois and operate in the United States.

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

This Item 2 is intended to supplement, and should be read in conjunction with, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2025 Annual Report on Form 10-K and subsequently filed Quarterly Reports on Form 10-Q for the first and second quarters of 2026.

Executive Summary

Third quarter net sales were $2.60 billion in 2026 and $2.31 billion in 2025. We reported $262 million of net income, or $2.93 per diluted share, during the third quarter of 2026, compared to $227 million, or $2.51 per diluted share, during the same period in 2025. Net income included $10 million of expense for special items in the third quarter of 2026, primarily related to facility closure costs, acquisition and integration-related costs, the impact of a fire at a corrugated products facility, and Wallula mill restructuring activities, compared to $20 million of expense for special items in 2025. Please see “Non-GAAP Financial Measures” elsewhere in this Item 2 for a description of special items. Excluding special items, net income was $272 million, or $3.04 per diluted share, during the third quarter of 2026, compared to $247 million, or $2.73 per diluted share, in the third quarter of 2025.1 The increase was driven by $0.24 per share of higher contribution from the acquired Greif containerboard business and $0.07 per share of higher earnings in the legacy business. The increase in the earnings of the legacy PCA business was driven primarily by favorable price and mix in the Packaging segment, favorable production and sales volume in the Packaging segment, including the benefit of a higher volume of containerboard supplied by the legacy mills to the acquired Greif operations, favorable price and mix in the Paper segment, and a lower share count. These items were partially offset by higher labor and operating expenses, higher freight expense, higher corporate and other expenses, higher fiber costs, higher depreciation and amortization expense, higher maintenance outage expense in the Paper segment, lower volume in the Paper segment, and higher interest expense, excluding Greif acquisition indebtedness. For additional detail on special items included in reported GAAP results and other non-GAAP measures, see “Item 2. Non-GAAP Financial Measures.”

Packaging segment operating income was $398 million in the third quarter of 2026, compared to $328 million in the third quarter of 2025. Packaging segment EBITDA excluding special items was $578 million in the third quarter of 2026 compared to $492 million in the third quarter of 2025.1 The increase in EBITDA excluding special items was driven by higher prices and mix, contribution from the acquired business, and higher volumes in the legacy business, partially offset by higher freight and logistics expenses, higher labor and operating costs, higher fixed and other expenses, and higher fiber costs. Prices and mix continued to improve in the third quarter and are expected to further improve in the fourth quarter due to previously announced containerboard and corrugated products price increases. In addition to continued increases in freight costs, as a result of higher diesel fuel prices, we saw significant increases in recycled fiber, purchased power, and chemical costs during the third quarter, which we expect to continue at elevated levels.

1 Net income excluding special items, earnings per diluted share excluding special items, and segment EBITDA excluding special items are non-GAAP financial measures. See “Non-GAAP Financial Measures” later in this Item 2.

Corrugated product shipments were up 10.6% per day and in total compared to the third quarter of 2025. Shipments from the legacy PCA business were down (0.5%) per day and in total compared to the third quarter of 2025. Containerboard production in the third quarter of 2026 was approximately 1,489,000 tons, and containerboard inventory was up 7.8% compared to the second quarter, and down (5.8%) compared to the third quarter of 2025.

Paper segment operating income was $29 million in the third quarter of 2026, compared to $36 million in the third quarter of 2025. Paper segment EBITDA excluding special items was $34 million in the third quarter of 2026, compared to $40 million in the third quarter of 2025.1 The decrease in EBITDA excluding special items was primarily due to higher maintenance outage expense in 2026 due to the timing of annual maintenance outages, higher operating and freight costs, and lower sales volume, partially offset by higher prices and mix and lower fiber costs.

Packaging segment operating income was $971 million in the first nine months of 2026, compared to $952 million in the same period in 2025. Packaging segment EBITDA excluding special items was $1,548 million in the first nine months of 2026 compared to $1,354 million in the first nine months of 2025.1 The increase in EBITDA excluding special items was driven by contribution from the acquired business, higher prices and mix, higher sales and production volume in the legacy business, and lower maintenance outage expense, partially offset by higher freight and logistics expense, higher fixed and other costs, higher labor and operating costs, and higher fiber costs.

Paper segment operating income was $96 million in the first nine months of 2026, compared to $97 million in the first nine months of 2025. Paper segment EBITDA excluding special items was $110 million in the first nine months of 2026, compared to $111 million in the first nine months of 2025.1 EBITDA excluding special items was essentially flat due to higher labor and operating costs, higher freight and logistics expense, and higher fixed and other costs, offset by higher prices and mix, lower maintenance outage expense, higher sales and production volume, and lower fiber costs.

Industry and Business Conditions

Trade publications reported North American industry-wide corrugated products shipments were down (1.6%) in total and per workday during the third quarter of 2026 compared to the same quarter of 2025. Reported industry containerboard production decreased (1.6%) compared to the third quarter of 2025. Reported industry containerboard inventories at the end of the third quarter of 2026 were approximately 2.59 million tons, down (6.1%) compared to the same period in 2025. Reported containerboard export shipments were down (29.4%) compared to the third quarter of 2025. Reported containerboard prices increased a net $20 per ton for linerboard and for corrugating medium during the first quarter and an additional $80 per ton during the second quarter of 2026. In September, reported linerboard prices increased $70 per ton and corrugating medium increased $100 per ton.

The market for communication papers competes heavily with electronic data transmission and document storage alternatives. Increasing shifts to these alternatives have reduced usage of traditional print media and communication papers. Trade publications reported North American UFS paper shipments were down (9.8%) in the first nine months of 2026, compared to the same period of 2025. Average prices reported by a trade publication for cut size office papers were higher by $13 per ton, or 0.8%, in the third quarter of 2026, compared to the second quarter of 2026, and higher by $120 per ton, or 8.1%, compared to the third quarter of 2025. Reported index prices increased $60 per ton in March 2026, $40 per ton in April 2026 and $20 per ton in June 2026 for cut size office papers and for offset printing papers.

Outlook

Looking ahead as we move from the third quarter into the fourth quarter, we expect solid corrugated products demand with some seasonal improvement. Shipments per day are expected to be at or around last year’s fourth quarter level with two fewer shipping days than the third quarter and total shipments are expected to be higher than the third quarter. Prices for containerboard and corrugated products are expected to improve as we continue to implement earlier price increases, but corrugated products mix will be seasonally weaker with higher e-commerce volumes, partially offsetting the benefit from higher prices. Containerboard production will be lower with maintenance outages at three of our mills, and mill maintenance outage expenses, including the impact on production volume from those fourth quarter outages, will be significantly higher in the fourth quarter. We expect seasonally lower volume and slightly higher prices in the Paper segment. We expect freight costs to increase across our business with diesel fuel prices increasing above third quarter levels. We also expect costs for recycled fiber to continue to increase as well as higher wood fiber costs due to winter yields and mill mix. Costs for chemicals and energy will increase due to higher prices and higher seasonal energy usage. Considering these items, we expect fourth quarter earnings to be lower than the third quarter of 2026, excluding special items.

Results of Operations

Three Months Ended September 30, 2026, compared to Three Months Ended September 30, 2025

The historical results of operations of PCA for the three months ended September 30, 2026 and 2025 are set forth below (dollars in millions):

	Three Months Ended
	September 30,
	2026	2025	Change
Packaging	$2,414.0	$2,128.1	$285.9
Paper	163.2	161.2	2.0
Corporate and Other	68.1	62.4	5.7
Intersegment eliminations	(43.6)	(38.3)	(5.3)
Net sales	$2,601.7	$2,313.4	$288.3

Packaging	$397.8	$327.5	$70.3
Paper	29.0	35.6	(6.6)
Corporate and Other	(41.5)	(38.6)	(2.9)
Income from operations	$385.3	$324.5	$60.8
Non-operating pension income	1.2	—	1.2
Interest expense, net	(32.3)	(19.3)	(13.0)
Income before taxes	354.2	305.2	49.0
Income tax provision	(91.9)	(78.3)	(13.6)
Net income	$262.3	$226.9	$35.4
Non-GAAP Measures (a)
Net income excluding special items	$272.0	$246.7	$25.3
Consolidated EBITDA	566.6	477.1	89.5
Consolidated EBITDA excluding special items	577.2	503.4	73.8
Packaging EBITDA	569.7	471.4	98.3
Packaging EBITDA excluding special items	577.7	491.8	85.9
Paper EBITDA	33.6	40.1	(6.5)
Paper EBITDA excluding special items	33.6	40.1	(6.5)

(a)
See “Non-GAAP Financial Measures” included in this Item 2 for a reconciliation of non-GAAP measures to the most comparable GAAP measure.

Net Sales

Net sales increased $288 million, or 12.5%, to $2,602 million during the three months ended September 30, 2026, compared to $2,313 million during the same period in 2025.

Packaging. Net sales increased $286 million, or 13.4%, to $2,414 million, compared to $2,128 million in the third quarter of 2025 due to higher volume related to the acquired Greif operations ($175 million) and higher prices and mix ($117 million), partially offset by lower legacy volume ($6 million). In the third quarter of 2026, export and domestic containerboard outside shipments decreased (6.6%) compared to the third quarter of 2025, with more containerboard being integrated into PCA’s corrugated products system. Our total corrugated products shipments were up 10.6% per day and in total, compared to the same period in 2025. Shipments from the legacy PCA business were down (0.5%) per day and in total. In the third quarter of 2026, our domestic containerboard prices were 11.5% higher, while export prices were 12.2% higher compared to the same period in 2025.

Paper. Net sales increased $2 million, or 1.2%, to $163 million, compared to $161 million in the third quarter of 2025, due to higher prices and mix ($6 million), partially offset by lower volume ($4 million).

Gross Profit

Gross profit increased $100 million during the three months ended September 30, 2026, compared to the same period in 2025. The increase was driven primarily by higher prices and mix in the Packaging segment, the contribution from the acquired Greif operations, favorable production and sales volume in the legacy Packaging business, and higher prices and mix in the Paper segment. These items were partially offset by higher freight expense, higher labor and operating expenses, higher fiber costs, higher maintenance outage expense in the Paper segment, and lower sales volume in the Paper segment. In the three months ended September 30, 2026, gross profit included $2 million of special items expense related to corrugated products facility closures and acquisition and integration-related costs, compared to $19 million in the three months ended September 30, 2025 related to the Greif Acquisition.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses (“SG&A”) increased $28 million during the three months ended September 30, 2026, compared to the same period in 2025. The increase was primarily due to higher employee-related expenses, higher depreciation related to the acquired business, and higher information technology and other expenses.

Other Expense, Net

Other expense, net, for the three months ended September 30, 2026 and 2025 are set forth below (dollars in millions):

	Three Months Ended
	September 30,
	2026	2025
Asset disposals and write-offs	$(15.9)	$(12.0)
Facilities closure and other costs	(5.1)	(1.3)
Acquisition and integration-related costs	(2.3)	(5.9)
Corrugated products facility fire	(3.0)	—
Wallula mill restructuring	(0.3)	—
Other	(9.3)	(6.3)
Total	$(35.9)	$(25.5)

We discuss these items in more detail in Note 6, Other expense, net, of the Condensed Notes to Unaudited Quarterly Consolidated Financial Statements in “Part I, Item 1. Financial Statements” of this Form 10-Q.

Income from Operations

Income from operations increased $61 million, or 18.7%, during the three months ended September 30, 2026 compared to the same period in 2025. The third quarter of 2026 included $13 million of special items expense related to corrugated products facility closures, the impact of a fire at a corrugated products facility, acquisition and integration-related costs, and Wallula mill restructuring, compared to $26 million of special items expense related to the Greif Acquisition and corrugated facility closures in the third quarter of 2025.

Packaging. Packaging segment operating income increased $70 million to $398 million, compared to $328 million during the three months ended September 30, 2025. Operating income included $10 million of special items expense related to corrugated products facility closures, the impact of a fire at a corrugated products facility, acquisition and integration-related costs, and Wallula mill restructuring compared to $20 million of special items expense related to the Greif Acquisition and corrugated facility closures in the third quarter of 2025. Excluding special items, operating income increased $60 million. The increase was driven primarily by higher containerboard and corrugated products prices and mix ($89 million), higher contribution from the acquired Greif operations ($41 million), and favorable sales and production volume ($20 million). These items were partially offset by higher freight expenses ($28 million), higher labor and operating costs ($21 million), higher fixed and other expenses ($19 million), higher fiber costs ($16 million), and higher depreciation expense ($7 million).

Paper. Paper segment operating income decreased $7 million to $29 million, compared to $36 million during the three months ended September 30, 2025. The decrease primarily related to higher maintenance outage expenses ($5 million), higher labor and operating costs ($3 million), higher freight expenses ($3 million), higher fixed and other expenses ($2 million), and lower sales volume ($1 million), partially offset by higher prices and mix ($6 million) and lower fiber costs ($1 million). There were no significant special items in the third quarter of 2026 or 2025.

Non-Operating Pension Income, Interest Expense, Net and Income Taxes

Non-operating pension income increased $1 million during the three months ended September 30, 2026, compared to the same period in 2025. The increase in non-operating pension income was related to favorable 2025 asset performance and favorable assumption changes.

Interest expense, net for the three months ended September 30, 2026 increased $13 million when compared to the same period in 2025. The increase in interest expense, net was primarily due to higher interest expense in 2026 as a result of the Company’s financing for the Greif Acquisition and lower interest income as a result of lower interest rates on lower cash balances.

During the three months ended September 30, 2026, we recorded $92 million of income tax expense, compared to $78 million of expense during the three months ended September 30, 2025. The effective tax rate for the three months ended September 30, 2026 and 2025 was 25.9% and 25.6%, respectively. The increase in our effective tax rate for the three months ended September 30, 2026 compared to the same period in 2025 was primarily due to higher non-deductible employee remuneration paid to covered employees.

Nine Months Ended September 30, 2026, compared to Nine Months Ended September 30, 2025

The historical results of operations of PCA for the nine months ended September 30, 2026 and 2025 are set forth below (dollars in millions):

	Nine Months Ended
	September 30,
	2026	2025	Change
Packaging	$6,913.9	$6,104.4	$809.5
Paper	480.4	461.2	19.2
Corporate and Other	189.0	177.2	11.8
Intersegment eliminations	(124.0)	(117.1)	(6.9)
Net sales	$7,459.3	$6,625.7	$833.6

Packaging	$971.2	$952.0	$19.2
Paper	96.2	96.9	(0.7)
Corporate and Other	(139.7)	(110.4)	(29.3)
Income from operations	$927.7	$938.5	$(10.8)
Non-operating pension income	3.5	—	3.5
Interest expense, net	(98.3)	(45.2)	(53.1)
Income before taxes	832.9	893.3	(60.4)
Income tax provision	(207.6)	(221.0)	13.4
Net income	$625.3	$672.3	$(47.0)
Non-GAAP Measures (a)
Net income excluding special items	$697.4	$679.1	$18.3
Consolidated EBITDA	1,510.5	1,369.7	140.8
Consolidated EBITDA excluding special items	1,548.3	1,375.3	173.0
Packaging EBITDA	1,525.3	1,355.9	169.4
Packaging EBITDA excluding special items	1,548.0	1,354.0	194.0
Paper EBITDA	110.4	110.7	(0.3)
Paper EBITDA excluding special items	110.4	110.7	(0.3)

(a)
See “Non-GAAP Financial Measures” included in this Item 2 for a reconciliation of non-GAAP measures to the most comparable GAAP measure.

Net Sales

Net sales increased $834 million, or 12.6%, to $7,459 million during the nine months ended September 30, 2026, compared to $6,626 million during the same period in 2025.

Packaging. Net sales increased $810 million, or 13.3%, to $6,914 million, compared to $6,104 million in the nine months ended September 30, 2025, due to higher volume related to the acquired Greif operations ($658 million), higher containerboard and corrugated products prices and mix ($124 million), and higher legacy volumes ($28 million). In the first nine months of 2026, export and domestic containerboard outside shipments decreased (13.9%) compared to the first nine months of 2025, with more containerboard being integrated into PCA’s corrugated products system. Our total corrugated products shipments were up 18.7% per day and 18.1% in total, compared to the same period in 2025. Shipments from the legacy PCA business were up 2.1% per day and 1.6% in total. In the first nine months of 2026, our domestic containerboard prices were 6.1% higher, while export prices were 4.1% higher compared to the same period in 2025.

Paper. Net sales during the nine months ended September 30, 2026 increased $19 million, or 4.2%, to $480 million, compared to $461 million in the nine months ended September 30, 2025, due to higher prices and mix ($10 million) and higher volume ($9 million).

Gross Profit

Gross profit increased $127 million during the nine months ended September 30, 2026, compared to the same period in 2025. The increase was driven primarily by the contribution from the acquired Greif operations, higher prices and mix in the Packaging and Paper business, higher sales and production volumes in the legacy Packaging and Paper business, and lower maintenance outage expense. These items were partially offset by higher freight expense, higher fixed and other costs, higher labor and operating costs, and higher fiber costs. In the nine months ended September 30, 2026, gross profit included $58 million of special items expense related to Wallula mill restructuring, corrugated products facility closures, and acquisition and integration-related costs. In the nine months ended September 30, 2025, gross profit included $23 million of special items expense related to the Greif Acquisition and corrugated products facility closures.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses (“SG&A”) increased $73 million during the nine months ended September 30, 2026, compared to the same period in 2025. The increase was primarily due to higher employee-related expenses, higher depreciation related to the acquired business, and higher information technology and outside service expenses.

Other Expense, Net

Other expense, net, for the nine months ended September 30, 2026 and 2025 are set forth below (dollars in millions):

	Nine Months Ended
	September 30,
	2026	2025
Asset disposals and write-offs	$(32.9)	$(30.8)
Facilities closure and other (costs) income	(16.8)	21.6
Acquisition and integration-related costs	(9.0)	(7.5)
Wallula mill restructuring	(9.3)	—
Corrugated products facility fire	(3.0)	—
Other	(28.1)	(18.0)
Total	$(99.1)	$(34.7)

We discuss these items in more detail in Note 6, Other expense, net, of the Condensed Notes to Unaudited Quarterly Consolidated Financial Statements in “Part I, Item 1. Financial Statements” of this Form 10-Q.

Income from Operations

Income from operations decreased $11 million, or (1.2%), during the nine months ended September 30, 2026 compared to the same period in 2025. The first nine months of 2026 included $96 million of special items expense related to Wallula mill restructuring, corrugated products facility closures, acquisition and integration-related costs, and the impact of a fire at a corrugated products facility, compared to $9 million of special items expense related to the Greif Acquisition and corrugated facility closures, partially offset by income related to gains on sales of corrugated products facilities in the same period in 2025. Excluding special items, income from operations increased $76 million or 8.0%.

Packaging. Packaging segment operating income increased $19 million to $971 million during the nine months ended September 30, 2026, compared to $952 million in the same period in 2025. Operating income included $81 million of special items expense in 2026 related to Wallula mill restructuring, corrugated products facility closures, the impact of a fire at a corrugated products facility and acquisition and integration-related costs, compared to $2 million of expense related to the Greif Acquisition and corrugated facility closures, partially offset by income related to gains on sales of corrugated products facilities in 2025. Excluding special items, operating income increased $98 million. The increase was driven primarily by higher containerboard and corrugated products prices and mix ($96 million), higher earnings from the acquired Greif operations ($89 million), higher sales and production volume ($38 million), and lower maintenance outage expenses ($5 million). These items were partially offset by higher freight expenses ($70 million), higher fixed and other expenses ($26 million), higher depreciation expense ($15 million), higher labor and operating costs ($13 million), and higher fiber costs ($5 million).

Paper. Paper segment operating income decreased $1 million to $96 million during the nine months ended September 30, 2026, compared to $97 million in the same period in 2025. The decrease primarily related to higher labor and operating costs ($9 million), higher freight expenses ($7 million), and higher fixed and other expenses ($2 million), partially offset by higher prices and mix ($10 million), lower maintenance outage expenses ($4 million), higher sales and production volume ($3 million), and lower fiber costs ($1 million). There were no significant special items in the first nine months of 2026 or 2025.

Non-Operating Pension Income, Interest Expense, and Income Taxes

Non-operating pension income increased $4 million during the nine months ended September 30, 2026, compared to the same period in 2025. The increase in non-operating pension income was related to favorable 2025 asset performance and favorable assumption changes.

Interest expense, net for the nine months ended September 30, 2026 increased $53 million when compared to the same period in 2025. The increase in interest expense, net was primarily due to higher interest expense in 2026 as a result of the Company’s financing for the Greif Acquisition and lower interest income as a result of lower interest rates on lower cash balances.

During the nine months ended September 30, 2026, we recorded $208 million of income tax expense, compared to $221 million of expense during the nine months ended September 30, 2025. The effective tax rate for the nine months ended September 30, 2026 and 2025 was 24.9% and 24.7%, respectively. The increase in our effective tax rate for the nine months ended September 30, 2026 compared to the same period in 2025 was primarily due to higher non-deductible employee remuneration paid to covered employees partially offset by higher excess tax benefits associated with employee restricted stock and performance unit vests and favorable state law changes.

Liquidity and Capital Resources

Sources and Uses of Cash

Our primary sources of liquidity are net cash provided by operating activities and available borrowing capacity under our revolving credit facility. At September 30, 2026, we had $535 million of cash and cash equivalents, $227 million of marketable debt securities and other, and $573 million of unused borrowing capacity under the revolving credit facility, net of letters of credit.

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

Below is a summary table of our cash flows, followed by a discussion of our sources and uses of cash through operating activities, investing activities, and financing activities (dollars in millions):

	Nine Months Ended
	September 30,
	2026	2025	Change
Net cash provided by (used for):
Operating activities	$1,176.9	$1,110.9	$66.0
Investing activities	(722.7)	(2,287.4)	1,564.7
Financing activities	(448.6)	1,125.5	(1,574.1)
Net increase (decrease) in cash and cash equivalents	$5.6	$(51.0)	$56.6

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

During the nine months ended September 30, 2026, net cash provided by operating activities was $1,177 million, compared to $1,111 million in the same period in 2025, an increase of $66 million. Cash from operations excluding changes in cash used for operating assets and liabilities increased $49 million due to higher net income adjusted for depreciation, depletion and amortization of intangibles, net losses on asset disposals, and share-based compensation in 2026, partially offset by a lower deferred income tax provision in 2026. Cash from operations increased by $17 million when comparing the first nine months of 2026 to the same period in 2025 due to changes in operating assets and liabilities primarily due to the following:

a)
a net favorable change in accounts payable primarily due to an increase in accounts payables levels during the first nine months of 2026 compared to the same period in 2025 due to higher sales and cost of sales and an increase in days payable outstanding;
b)
a net favorable change in income taxes during the first nine months of 2026 compared to the same period in 2025 resulting from income tax accruals exceeding tax payments during the first nine months of 2026 and an increase in income tax receivables during the first nine months of 2025 related to the reduction of taxable income due to bonus depreciation taken on assets acquired as part of the Greif Acquisition; and
c)
a net favorable change in accrued liabilities during the first nine months of 2026 compared to the same period in 2025 primarily due to the settlement of litigation in 2025 as well as an increase in compensation and incentive accruals in 2026, partially offset by unfavorability due to a decrease in accrued liabilities related to Wallula mill restructuring activities during the first nine months of 2026.

These favorable changes were partially offset by the following:

d)
a net unfavorable change in accounts receivable due to a larger increase in Packaging segment accounts receivable levels during the first nine months of 2026 compared to the same period in 2025 primarily due to higher sales volumes in 2026 when compared to 2025 and an increase in days sales outstanding arising out of the ordinary course of business;
e)
a net unfavorable change in prepaid expenses and other current assets during the first nine months of 2026 compared to the same period in 2025 primarily related to the reduction of receivables against insurance carriers during 2025 related to the settlement of litigation; and
f)
a net unfavorable change in inventories primarily due to an increase in Packaging segment inventory levels driven by stronger demand and anticipated volumes during the first nine months of 2026 compared to the same period in 2025.

Investing Activities

We used $723 million for investing activities during the nine months ended September 30, 2026 compared to $2,287 million during the same period in 2025. We spent $618 million for internal capital investments during the nine months ended September 30, 2026, compared to $510 million during the same period in 2025. We completed acquisitions in the Packaging segment during the first nine months ended September 30, 2026 for $21 million, including working capital adjustments, compared to $1,804 million, net of cash acquired, during the same period in 2025 for the Greif Acquisition. During the first nine months of 2026, we invested an aggregate of $100 million in time deposits. An initial $50 million time deposit was purchased in March 2026 and matured in September 2026. Upon maturity, we reinvested the proceeds in a new $50 million time deposit. We did not invest in any time deposits during the first nine months in 2025.

We expect capital investments in 2026 to be within a range of $865 million to $890 million. These expenditures could increase or decrease as a result of a number of factors, including our financial results, strategic opportunities, future economic conditions, and our regulatory compliance requirements. We currently estimate capital expenditures to comply with environmental regulations will be about $21 million in 2026. Our estimated environmental expenditures could vary significantly depending upon the enactment of new environmental laws and regulations. For additional information, see “Environmental Matters” in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2025 Annual Report on Form 10-K.

Financing Activities

During the nine months ended September 30, 2026, net cash used for financing activities was $449 million, compared to $1,126 million of net cash provided by financing activities during the same period in 2025. We paid $357 million of dividends during the first nine months of 2026, compared to $337 million of dividends paid during the comparable period in 2025. In addition, we withheld shares to cover $30 million of employee restricted stock taxes during the first nine months of 2026 compared to $23 million of employee restricted stock taxes withheld during the same period in 2025. We repurchased and retired 0.3 million shares of the Company’s common stock for $59 million during the first nine months of 2026. We did not have any repurchases and retirements of the Company’s common stock during the same period in 2025.

During the nine months ended September 30, 2025, we entered into two credit agreements and borrowed $500 million under each of the new three-year and seven-year unsecured term loan facilities. We also issued $500 million of 5.20% Senior Notes due 2035 and used the net proceeds from these borrowings and the notes issuance, together with cash on hand, to finance the Greif Acquisition. The net proceeds received from these financing activities were $1,494 million. We also paid $7 million of debt issuance costs, excluding lender fees, related to the Greif Acquisition financing, including $3 million for the bridge loan, $2 million for the credit agreements, and $2 million for the 5.20% Senior Notes due 2035.

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

The following table reconciles earnings per diluted share to earnings per diluted share excluding special items for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Earnings per diluted share, as reported in accordance with GAAP	$2.93	$2.51	$6.98	$7.45
Special items:
Facilities closure and other costs (income) (a)	0.05	0.01	0.19	(0.15)
Acquisition and integration-related costs (b)	0.03	0.21	0.08	0.22
Corrugated products facility fire (c)	0.03	—	0.03	—
Wallula mill restructuring (d)	—	—	0.50	—
Total special items	0.11	0.22	0.80	0.07
Earnings per diluted share, excluding special items	$3.04	$2.73	$7.78	$7.52

(a)
For the three and nine months ended September 30, 2026, includes $6.2 million and $23.1 million, respectively, of charges consisting of closure costs related to corrugated products facilities and the write-off of expenditures related to sustainability and renewable energy projects. The write-off of expenditures related to sustainability and renewable energy projects was recorded following the Company’s decision to defer a specific carbon capture initiative at this time. For the three and nine months ended September 30, 2025, includes $1.3 million of charges and $17.5 million of income, respectively, related to the closure of certain corrugated products facilities. For the three months ended September 30, 2025, the charges were partially offset by a gain on an asset disposal related to a closed corrugated products facility. For the nine months ended September 30, 2025, the charges were completely offset by gains on sales of corrugated products facilities during the second quarter of 2025.
(b)
For the three and nine months ended September 30, 2026, includes $3.0 million and $9.8 million, respectively, of charges for acquisition and integration costs related to recent acquisitions. For the three and nine months ended September 30, 2025, includes $25.0 million and $26.6 million, respectively, of charges and costs related to the Greif Acquisition.
(c)
For the three and nine months ended September 30, 2026, includes $3.0 million of charges related to fire damage at a corrugated products facility.
(d)
For the three and nine months ended September 30, 2026, includes $0.3 million and $60.0 million, respectively, of charges related to the announced discontinuation of the No. 2 machine and kraft pulping facilities at the Wallula, Washington mill.

The following table reconciles net income to net income excluding special items for the periods indicated (dollars in millions):

	Three Months Ended September 30,
	2026			2025
	Income before Taxes	Income Taxes	Net Income	Income before Taxes	Income Taxes	Net Income
As reported in accordance with GAAP	$354.2	$(91.9)	$262.3	$305.2	$(78.3)	$226.9
Special items:
Facilities closure and other costs (e)	6.2	(1.3)	4.9	1.3	(0.3)	1.0
Acquisition and integration-related costs (f)	3.0	(0.7)	2.3	25.0	(6.2)	18.8
Corrugated products facility fire (g)	3.0	(0.7)	2.3	—	—	—
Wallula mill restructuring (h)	0.3	(0.1)	0.2	—	—	—
Total special items	12.5	(2.8)	9.7	26.3	(6.5)	19.8
Excluding special items	$366.7	$(94.7)	$272.0	$331.5	$(84.8)	$246.7

	Nine Months Ended September 30,
	2026			2025
	Income before Taxes	Income Taxes	Net Income	Income before Taxes	Income Taxes	Net Income
As reported in accordance with GAAP	$832.9	$(207.6)	$625.3	$893.3	$(221.0)	$672.3
Special items:
Facilities closure and other costs (income) (e)	23.1	(5.8)	17.3	(17.5)	4.3	(13.2)
Acquisition and integration-related costs (f)	9.8	(2.4)	7.4	26.6	(6.6)	20.0
Corrugated products facility fire (g)	3.0	(0.7)	2.3	—	—	—
Wallula mill restructuring (h)	60.0	(14.9)	45.1	—	—	—
Total special items	95.9	(23.8)	72.1	9.1	(2.3)	6.8
Excluding special items	$928.8	$(231.4)	$697.4	$902.4	$(223.3)	$679.1

(e)
For the three and nine months ended September 30, 2026, includes charges consisting of closure costs related to corrugated products facilities and the write-off of expenditures related to sustainability and renewable energy projects. The write-off of expenditures related to sustainability and renewable energy projects was recorded following the Company’s decision to defer a specific carbon capture initiative at this time. For the three and nine months ended September 30, 2025, includes charges consisting of closure costs related to corrugated products facilities. For the three months ended September 30, 2025, the charges were partially offset by a gain on an asset disposal related to a closed corrugated products facility. For the nine months ended September 30, 2025, these charges were completely offset by gains from the sales of corrugated products facilities during the second quarter of 2025.
(f)
For the three and nine months ended September 30, 2026, includes acquisition and integration costs related to recent acquisitions. For the three and nine months ended September 30, 2025, includes charges related to the Greif Acquisition.
(g)
For the three and nine months ended September 30, 2026, includes charges related to fire damage at a corrugated products facility.
(h)
For the three and nine months ended September 30, 2026, includes charges related to the announced discontinuation of the No. 2 machine and kraft pulping facilities at the Wallula, Washington mill.

The following table reconciles net income to EBITDA and EBITDA excluding special items for the periods indicated (dollars in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Net income	$262.3	$226.9	$625.3	$672.3
Non-operating pension income	(1.2)	—	(3.5)	—
Interest expense, net	32.3	19.3	98.3	45.2
Income tax provision	91.9	78.3	207.6	221.0
Depreciation, amortization, and depletion	181.3	152.6	582.8	431.2
EBITDA	$566.6	$477.1	$1,510.5	$1,369.7

Special items:
Facilities closure and other costs (income)	5.0	1.3	16.4	(21.0)
Acquisition and integration-related costs	2.3	25.0	9.1	26.6
Corrugated products facility fire	3.0	—	3.0	—
Wallula mill restructuring	0.3	—	9.3	—
Total special items	10.6	26.3	37.8	5.6
EBITDA excluding special items	$577.2	$503.4	$1,548.3	$1,375.3

The following table reconciles segment operating income (loss) to segment EBITDA and segment EBITDA excluding special items for the periods indicated (dollars in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Packaging
Segment operating income	$397.8	$327.5	$971.2	$952.0
Depreciation, amortization, and depletion	171.9	143.9	554.1	403.9
EBITDA	569.7	471.4	1,525.3	1,355.9
Facilities closure and other costs (income)	4.7	1.3	10.4	(21.0)
Corrugated products facility fire	3.0	—	3.0	—
Wallula mill restructuring	0.3	—	9.3	—
Acquisition and integration-related costs	—	19.1	—	19.1
EBITDA excluding special items	$577.7	$491.8	$1,548.0	$1,354.0

Paper
Segment operating income	$29.0	$35.6	$96.2	$96.9
Depreciation, amortization, and depletion	4.6	4.5	14.2	13.8
EBITDA	33.6	40.1	110.4	110.7
EBITDA excluding special items	$33.6	$40.1	$110.4	$110.7

Corporate and Other
Segment operating loss	$(41.5)	$(38.6)	$(139.7)	$(110.4)
Depreciation, amortization, and depletion	4.8	4.2	14.5	13.5
EBITDA	(36.7)	(34.4)	(125.2)	(96.9)
Acquisition and integration-related costs	2.3	5.9	9.1	7.5
Facilities closure and other costs	0.3	—	6.0	—
EBITDA excluding special items	$(34.1)	$(28.5)	$(110.1)	$(89.4)

Market Risk and Risk Management Policies

PCA is exposed to the impact of commodity price changes, interest rate changes, and changes in the market value of its financial instruments. To manage these risks, we may from time to time enter into transactions, including certain physical commodity transactions, that are determined to be derivatives. As of September 30, 2026, we are party to certain physical commodity transactions related to natural gas supply contracts. These contracts qualify for the normal purchase normal sale (“NPNS”) exception, and we have elected that exception. For a discussion of derivatives and hedging activities, see Note 2, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements in “Part II, Item 8. Financial Statements and Supplementary Data” of our 2025 Annual Report on Form 10-K.

The interest rates on approximately 75% of PCA’s debt are fixed. A one percent increase in interest rates related to variable-rate debt would have resulted in an increase in interest expense and a corresponding decrease in income before taxes of approximately $10 million annually.

Off-Balance-Sheet Activities

As described in Note 19, Commitments, Guarantees, Indemnifications and Legal Proceedings, of the Condensed Notes to Unaudited Quarterly Consolidated Financial Statements in “Part I, Item 1. Financial Statements” of this Form 10-Q , we provided a guarantee of certain construction-phase financing obligations of a third-party contractor and recognized the fair value of the guarantee obligation on our Consolidated Balance Sheets. Other than this arrangement, we did not have any off-balance-sheet arrangements as of September 30, 2026.

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

PCA has included in its 2025 Annual Report on Form 10-K a discussion of its critical accounting policies and estimates which require management’s most difficult, subjective, or complex judgments used in the preparation of its consolidated financial statements. PCA has not had any changes to these critical accounting estimates during the first nine months of 2026.

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

Prior to filing this report, PCA completed an evaluation under the supervision and with the participation of PCA’s management, including PCA’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of PCA’s disclosure controls and procedures as of September 30, 2026. The evaluation of PCA’s disclosure controls and procedures included a review of the controls’ objectives and design, PCA’s implementation of the controls, and the effect of the controls on the information generated for use in this report. Based on this evaluation, PCA’s Chief Executive Officer and Chief Financial Officer concluded that PCA’s disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2026.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the quarter ended September 30, 2026.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table presents information related to our repurchases of common stock made under repurchase plans authorized by PCA's Board of Directors, and shares withheld to cover taxes on vesting of equity awards, during the three months ended September 30, 2026:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in millions)
July 1-31, 2026	84	$227.86	—	$224.3
August 1-31, 2026	—	—	—	224.3
September 1-30, 2026	1,090	237.24	—	224.3
Total	1,174	$236.57	—	$224.3
(a)
All shares were withheld from employees to cover income and payroll taxes on equity awards that vested during the period.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

During the three months ended September 30, 2026, none of the Company's directors or officers adopted or terminated any contract, instruction, or written plan for the purchase or sale of our securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any non-Rule 10b5-1 trading arrangements as defined in Item 408(a) of Regulation S-K.

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

Date: November 5, 2026